Form 10-Q
period 1994-03-31
FARMERS CAPITAL BANK CORP
filed 1994-05-13
CIK 713095

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1994
                                    or
         [ ] Transition Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

                      For the transition period from
                        ___________ to ___________

                      Commission File Number 0-14412

                     Farmers Capital Bank Corporation
          (Exact name of registrant as specified in its charter)

          Kentucky                                61-1017851
(State or other jurisdiction of                 I.R.S. Employer
 incorporation or organization)                 Identification No.)

      P.O. Box 309, West Main Street
            Frankfort, Kentucky                          40602
(Address of principal executive offices)               (Zip Code)

    Registrant's telephone number, including area code:  (502)227-1600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Common stock, par value $0.25 per share
                3,866,382 shares outstanding at May 2, 1994

                             TABLE OF CONTENTS

Part I - Financial Information                              Page No.
  Item 1 - Financial Statements
     Consolidated Balance Sheets
      March 31, 1994 and December 31, 1993                     3

     Consolidated Statements of Income -
      For the Three Months Ended
      March 31, 1994 and March 31, 1993                        4

     Consolidated Statements of Cash Flows -
      For the Three Months Ended
      March 31, 1994 and March 31, 1993                        5

     Notes to Consolidated Financial Statements                6

  Item 2 - Management's Discussion and Analysis of Financial
     Condition and Results of Operations                       9

Part II - Other Information

  Items 6  - Exhibits and Reports on Form 8-K                  13

               FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      (In thousands except share data)
                                (unaudited)

                                            March 31    December 31
                                              1994          1993
ASSETS
Cash and cash equivalents:

    Cash and due from banks                 $ 66,944      $ 43,171
    Federal Funds sold and securities
        purchased under agreement to resell   50,882        54,613

         Total cash and cash equivalents     117,826        97,784

Investment securities                        178,278       188,866
Loans                                        506,276       490,345
Less:    Allowance for loan losses            (8,712)       (8,547)
         Unearned income                      (9,019)       (8,708)
         Loans, net                          488,545       473,090

Bank premises and equipment                   20,274        20,504
Interest receivable                            5,893         6,420
Other assets                                   7,745         7,605

TOTAL ASSETS                                $818,561      $794,269

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Noninterest bearing                     $120,075      $ 92,128
    Interest bearing                         561,924       566,111

    Total deposits                           681,999       658,239

Other borrowed funds                          32,460        32,637
Dividends payable                              1,160         1,160
Interest payable                               1,408         1,475
Other liabilities                              5,935         5,667

    Total liabilities                        722,962       699,178

SHAREHOLDERS' EQUITY
Common stock, par value $.25 per share
    4,804,000 shares authorized; 3,866,382 shares issued and outstanding at March 31, 1994 and

    December 31, 1993                            967           967
Capital surplus                                9,094         9,094
Retained earnings                             85,739        85,030
Unrealized net loss on securities
    available for sale                          (201)
    Total shareholders' equity                95,599        95,091

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $818,561      $794,269

See notes to consolidated financial statements

           FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands except per share data)
                                (unaudited)
                                                 Quarter Ended
                                                   March 31
                                               1994         1993
INTEREST INCOME
  Interest and fees on loans                $ 10,815     $ 10,550
  Interest on investment securities:
     Taxable                                   1,506        2,140
     Nontaxable                                  541          282
  Interest on deposits in other banks             23            7
  Interest on federal funds sold and securities
     purchased under agreements to resell        469          700

  Total interest income                       13,354       13,679

INTEREST EXPENSE
  Interest on deposits                         4,767        5,534
  Interest on other borrowed funds               268          244

Total interest expense                         5,035        5,778

  Net interest income                          8,319        7,901
  Provision for loan losses                      646          828
  Net interest income after provision for
     loan losses                               7,673        7,073

NONINTEREST INCOME
  Service charges and fees                       941        1,049
  Trust income                                   225          275
  Investment securities gains (losses), net      (39)          51
  Other                                        1,368        1,383

  Total noninterest income                     2,495        2,758

NONINTEREST EXPENSE
  Salaries and employee benefits               3,772        3,453
  Occupancy expenses, net                        506          500
  Equipment expenses                             656          694
  Bank shares tax                                260          235
  Deposit insurance expense                      375          399
  Other                                        1,932        1,882

     Total noninterest expense                 7,501        7,163

Income before income taxes and cumulative
  effect of change in accounting principle     2,667        2,668
Income tax expense                               798          785

Income before cumulative effect of change
  in accounting principle                      1,869        1,883
Cumulative effect of change in accounting
  principle                                                   380

NET INCOME                                  $  1,869     $  2,263

Per common share:
Income before cumulative effect of change
  in accounting principle                  $    .48     $    .49
Cumulative effect of change in accounting
  principle                                             $    .10
Net income                                 $    .48     $    .59

Dividends declared                         $    .30     $    .27

Weighted average shares outstanding            3,866        3,866

See notes to consolidated financial statements

               FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOW
                              (In thousands)
                                (unaudited)
                                               Three Months Ended
                                                     March 31
                                               1994          1993

Cash flows from operating activities
  Net Income                               $  1,869      $  2,263
  Adjustments to reconcile net income
     to net cash provided by operating
     activities:
      Depreciation and amortization             663           675
      Net amortization of investment
        securities premiums and discounts:
            Available for sale                  112
            Held to maturity                     79           290
      Provision for loan losses                 646           828
      Deferred income tax                       (18)         (380)
      Gain on sale of fixed assets                             (1)
      Loss (gain) on sale of securities:
            Available for sale                   41
            Held to maturity                     (2)          (51)
      Changes in:
            Interest receivable                 527           675
            Other assets                       (187)         (670)
            Interest payable                    (67)         (123)
            Other liabilities                   268        (3,084)

  Net cash provided by operating activities   3,931           422

Cash flows from investing activities
  Proceeds from maturity of investment
    securities:
     Available for sale                      11,159
     Held to maturity                        16,941        17,443
  Proceeds from sale of investment
    securities:
     Available for sale                       8,182
     Held to maturity                                       8,995
  Purchase of investment securities:
     Available for sale                      (8,524)
     Held to maturity                       (17,677)      (28,880)
  Net increase in loans                     (16,101)       (1,899)
  Purchase of bank premises and equipment      (296)         (300)
  Proceeds from sale of equipment                 4            15

  Net cash used in investing activities    $ (6,312)     $ (4,626)

Cash flows from financing activities:
  Net increase in deposits                   23,760        15,525
  Dividends paid                             (1,160)       (1,044)
  Net increase (decrease) in securities
     sold under agreements to repurchase       (177)          191

  Net cash provided by financing activities  22,423        14,672

Net change in cash and cash equivalents      20,042        10,468

Cash and cash equivalents at beginning
  of year                                    97,784       166,001

Cash and cash equivalents at end of period $117,826      $176,469

Supplemental disclosures:

  Cash paid during the year for:
      Interest                             $  5,102      $  5,901
      Income taxes                               80           250

See notes to consolidated financial statements

            FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the period ended
March 31, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

NOTE 2 - BOND CLAIM

During 1991, First Citizens Bank, Hardin County (the "Bank"), a subsidiary of the Company, filed a bond claim for $6,800,000 with its bonding company to recover losses incurred in 1990 resulting from an apparent scheme to defraud the Bank. After exhaustive efforts to settle the claim with the bonding company, the Bank initiated litigation during the first quarter of 1992 against the bonding company. During the third quarter of 1993, the Company reached a settlement in the amount of $5,279,000 which was accounted for as a loan loss recovery. Loan loss recoveries result in an increase in the Allowance for Losses (Allowance). The Allowance was subsequently adjusted to the amount necessary, as determined by management, to absorb possible future losses on the total loans currently outstanding.

NOTE 3 - EFFECT OF IMPLEMENTING SFAS NO. 106, NO 109, NO. 114 AND NO. 115

In February 1992, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS 109 requires a change from the deferred method to the asset and liability method of computing deferred income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences on future years of temporary difference between the financial statements carrying amounts and the tax basis of existing assets and liabilities.

Effective January 1, 1993, the Company adopted the Standard. The cumulative effect of this adoption was an increase in net income of $380,000 ($.10 per share).

In May 1993, the FASB issued Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"), which addresses the accounting by creditors for impairment of a loan by specifying how allowances for credit losses related to certain loans should be determined. This Statement also addresses the accounting by creditors for all loans that are restructured in a troubled debt restructuring involving a modification of terms of a receivable.

An impaired loan shall be measured by the present value of expected future cash flows using the loan's effective interest rate, except that as a practical expedient, it may be measured on the fair market value of the loan if the loan is collateral dependant. If the measure of the impaired loan is less that the recorded investment, an impairment will be recognized by creating a valuation allowance with a corresponding charge to bad debt expense. SFAS 114 shall be effective for fiscal years beginning after December 15, 1994. The impact on the financial statements is not known at this time.

Also in May 1993, the FASB issued Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. This Statement addresses the accounting and reporting for investments in debt and equity securities and specifies that they are to be classified in three categories as follows:

  Debt securities that the company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost.
  Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.
  Debt and equity securities not classified as either of the above are classified as available-for-sale securities and reported at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity.

This Statement was implemented in the first quarter of 1994.

NOTE 4 - INVESTMENT SECURITIES

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, debt securities in which the company does not have the positive intent or ability to hold to maturity are classified as securities available for sale and are carried at market value. Unrealized gains and losses on securities available for sale are reported as a separate component of shareholders' equity, net of tax effect. Prior to the adoption of this statement, securities were carried at amortized cost. The following summarizes the amortized cost and estimated fair values of the securities portfolio at March 31, 1994. The summary is divided into available for sale and held to maturity securities.

Investment securities - available for sale
                                                 Gross       Gross     Estimated
                                   Amortized   Unrealized  Unrealized    Fair
March 31, 1994 (In thousands)        Cost        Gains       Losses     Value

U.S. Treasury                        $34,716      $103        $ 45      $34,774
Obligations of U.S. Government
  agencies                            32,124         9         308       31,825
Other securities                       4,076                    36        4,040


Total securities available for sale  $70,916      $112        $389      $70,639

Investment securities - held to maturity

                                                 Gross       Gross     Estimated
                                    Amortized  Unrealized  Unrealized    Fair
March 31, 1994 (In thousands)         Cost       Gains       Losses     Value

U.S. Treasury                      $ 36,606     $  38     $    313   $  36,331
Obligations of U.S. Government
  agencies                           17,475        68          394      17,149
Obligations of states and political
  subdivisions                       48,842       785          801      48,826
Mortgage-backed securities            2,926         5           73       2,858
Other securities                      1,790        19           17       1,792

Total securities held to maturity  $107,639     $ 915       $1,598    $106,956


The following summarizes the amortized cost and estimated fair values of the securities portfolio at December 31, 1993. On December 31, 1993, the securities were carried at amortized cost.

                                              Gross       Gross     Estimated
                                  Amortized Unrealized  Unrealized     Fair
December 31, 1993(In thousands)     Cost      Gains       Losses      Value

U.S. Treasury                      $67,335   $  431       $ 32      $67,754
Obligations of U.S. Government
  agencies                          68,529      215         60        68,684
Obligations of states and political
  subdivisions                      46,081    1,098         220        46,959
Mortgage-backed securities           5,792       12          46         5,758
Other securities                     1,109       26                     1,135

Total securities                  $188,866   $1,782        $358      $190,290

             FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 1994 vs. First Quarter 1993

The Company reported earnings of $1.9 million, or $.48 per share, for the first quarter of 1994 compared to earnings of $2.3 million, or $.59 per share for the first quarter of 1993.

Net income during the first quarter of 1993 was increased by $380 thousand due to the adoption of SFAS 109 - Accounting for Income Taxes. Without this change in accounting principle, first quarter 1994 earnings are very comparable to the same time period in 1993. Without the change in accounting principle, net income for first quarter 1993 would have been $1.9 million, or $.49 per share.

Return on average assets was .91% for the first quarter of 1994, a decrease from 1.11% reported for the same period of 1993. Return on average equity was 7.88% for the first quarter of 1994, a decrease from 10.07% during the same period of 1993.

                        STATEMENT OF INCOME REVIEW

Net Interest Income

Net interest income totaled $8.3 million, compared to $7.9 million for first quarter 1993. The net interest margin (net interest income as a percentage of average earning assets), increased to 4.74% during the first quarter of 1994 compared to 4.54% in the first quarter of 1993. The spread between rates earned and paid increased to 4.20% compared to 4.00% in the first quarter of 1993.

Provision for Loan Losses

The provision for loans losses declined $182 thousand compared to the first quarter 1993. The Corporation had net charge-offs of $480 thousand in the first quarter of 1994 compared to net charge-offs of $929 thousand in the same period of 1993. This decrease is a reflection of the quality of the loan portfolio and is a result of management's additional emphasis on collection efforts and evaluation of the risks within the loan portfolio. The allowance for loan losses was 1.75% of net loans in the first quarter of 1994, a small decline from 1.76% in the first quarter of 1993.

Noninterest Income

Noninterest income of $2.5 million decreased $263 thousand, or 9.5%, from the first quarter of 1993. Service charges on deposits decreased $108 thousand, or 10.3% to $941 thousand. Trust fees decreased $50 thousand, or 18.2%, to $225 thousand. The Company had $39 thousand in investment losses in the first quarter of 1994 compared to a net gain of $51 thousand in the same period of 1993.

Noninterest Expense

Total noninterest expenses increased $338 thousand, or 4.7%, from the first quarter of 1993 to $7.5 million. Salaries and benefits increased $319 thousand, or 9.2%, to $3.8 million. This increase is due to an increase in full time equivalent employees. Occupancy expense, net of rental income, was $1.2 million, a change of less than 1% from a year ago. Other noninterest expense was $2.6 million, also a change of less than 1%.

Income taxes

Income tax expense increased $13 thousand, or 1.7%, from the first quarter of 1993 to $798 thousand. The increase is due to a higher effective tax rate.

                           BALANCE SHEET REVIEW

Total assets were $819 million on March 31, 1994, an increase of $24 million, or 3.1%, from December 31, 1993. Assets averaged $822 million for the first quarter of 1994, an increase of less than 1% from year end 1993.

Loans

Loans, net of unearned income, increased $16 million, or 3.2%, from December 31, 1993 to $497 million. On average, loans represented 65.5% of earning assets compared to 64.4% for 1993. The increase can be attributed to growing loan demand from both the consumer and commercial markets.

Temporary Investments

Federal funds sold and securities purchased under agreement to resell averaged $60 million, a decrease of $15 million, or 20.1%, from year end 1993. The decrease is due to the increase in loan demand.

Investment Securities

Investment securities were $178 million on March 31, 1994, a decrease of $11 million, or 5.6%, from year end 1993. Available for sale and held to maturity securities were $71 and $107 million, respectively. Investment securities averaged $184 million for the first quarter 1994, an increase of $13 million, or 7.4%, from year end 1993. Net unrealized losses were $960 thousand on March 31, 1994.

Other Real Estate Owned

Other real estate owned decreased $45 thousand, or 3.8%, from year end 1993 to $1.1 million on March 31, 1994. Nonperforming assets totaled $7.6 million on March 31, 1994, a decrease of $107 thousand from year end 1993. Nonperforming assets to total equity decreased by 13 basis points from year end 1993 to 7.98%.

Deposits

Total deposits increased $24 million, or 3.6%, from year end 1993 to $682 million. Deposits averaged $691 million, an increase of $7 million, or 1.1%, from year end 1993.

Borrowed Funds

Borrowed funds totaled $32 million, unchanged from year end 1993. Borrowed funds averaged $36 million, an increase of $3 million, or 9.4%.

Shareholders' Equity

Shareholders' equity was $96 million on March 31, 1994, increasing $508 thousand from year end 1993. Dividends of $1.2 million were declared during the first quarter of 1994. Tier 1 capital was 16.42% of total risk weighted assets while the total capital ratio was 17.67%.

Accounting Requirements

In February 1992, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS 109 requires a change from the deferred method to the asset and liability method of computing deferred income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences on future years of temporary differences between the financial statements carrying amounts and the tax basis of existing assets and liabilities. Effective January 1, 1993, the Company adopted the Statement. The cumulative effect of this adoption was an increase in net income of $380,000 ($.10 per share).

In May 1993, the FASB issued Statement of Financial Accounting Standards
No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"), which addresses the accounting by creditors for impairment of a loan by specifying how allowances for credit losses related to certain loans should be determined. This Statement also addresses the accounting by creditors for all loans that are restructured in a troubled debt restructuring involving a modification of terms of a receivable.

An impaired loan shall be measured by the present value of expected future cash flows using the loan's effective interest rate, except that as a practical expedient, it may be measured on the fair market value of the loan if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment, an impairment will be recognized by creating a valuation allowance with a corresponding charge to bad debt expense. SFAS 114 will be effective for fiscal years beginning after December 15, 1994. The impact on the financial statements is not known at this time.

Also in May 1993, the FASB issued Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. This Statement addresses the accounting and reporting for investments in debt and equity securities and specifies that they are to be classified in three categories:

- - - Debt securities that the company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost.
- - - Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.
- - - Debt and equity securities not classified as either of the above are classified as available-for-sale securities and reported at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders equity.

This Statement was implemented in the first quarter of 1994.

Liquidity

The liquidity of the Corporation is dependent on the receipt of dividends from its subsidiary banks. Management expects that in the aggregate its subsidiary banks will continue to have the ability to dividend adequate funds to the Corporation during the remainder of 1994.

The Corporation's objective as it relates to liquidity is to insure that subsidiary banks have funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability. In order to maintain a proper level of liquidity, the banks have several sources of funds available on a daily basis which can be used for liquidity purposes. These sources of funds are:

 1. The bank's core deposits consisting of both business and nonbusiness deposits
 2.  Cash flow generated by repayment of loan principal and interest
 3.  Federal funds

Liquidity projections are reviewed on a monthly basis and it is rare for a bank to call on the third source of funds to meet liquidity requirements. Generally, sources one and two are sufficient. For the longer term, the liquidity position is managed by balancing the maturity structure of the balance sheet. This process allows for an orderly flow of funds over an extended period of time.

           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

 (b) Reports on Form 8-K


     On April 19, 1994, the Corporation filed a report on Form 8-K with the Commission to report they had recovered an additional $758,000 of the losses incurred from an apparent scheme in 1990 to defraud First Citizens Bank, Hardin County, a subsidiary of the Corporation. The Corporation intends to pursue other related claims.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: 05/12/94          Charles S. Boyd
                        Charles Scott Boyd,
                        President and CEO


Date: 05/12/94          C. Douglas Carpenter
                        Cecil Douglas Carpenter
                        Vice President, Principal Financial
                        and Accounting Officer