Form 10-Q
period 1994-06-30
FARMERS CAPITAL BANK CORP
filed 1994-08-15
CIK 713095

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1994
                                    or
         [ ] Transition Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

                      For the transition period from
                        ___________ to ___________

                      Commission File Number 0-14412

                     Farmers Capital Bank Corporation
          (Exact name of registrant as specified in its charter)

          Kentucky                             61-1017851
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
 incorporation or organization)

P.O. Box 309, West Main Street
Frankfort, Kentucky                          40602
(Address of principal executive offices)               (Zip Code)

    Registrant's telephone number, including area code:  (502)227-1600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Common stock, par value $0.25 per share
              3,866,382 shares outstanding at August 12, 1994

                             TABLE OF CONTENTS

Part I - Financial Information                              Page No.
  Item 1 - Financial Statements
     Consolidated Balance Sheets
      June 30, 1994 and December 31, 1993                        3

     Consolidated Statements of Income -
      For the Six Months Ended
      June 30, 1994 and June 30, 1993                            4

     Consolidated Statements of Cash Flows -
      For the Six Months Ended
      June 30, 1994 and June 30, 1993                            5

     Notes to Consolidated Financial Statements                  6

Item 2 - Management's Discussion and Analysis of Financial
     Condition and Results of Operations                         8

Part II - Other Information

  Item 1 - Legal Proceedings                                14

  Item 6(b) - Reports on Form 8-K                           14


               FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                     (In thousands except share data)
                                (unaudited)

                                              June 30,         December 31,
                                                1994              1993
ASSETS
Cash and cash equivalents:

    Cash and due from banks                  $ 47,685            $ 43,171
    Federal Funds sold and securities
      purchased under agreement to resell      48,513              54,613

         Total cash and cash equivalents       96,198              97,784

Investment securities                         184,528             188,866
Loans and lease financings                    524,119             490,345
Less:    Allowance for loan losses             (8,980)             (8,547)
         Unearned income                      (10,126)             (8,708)
         Net loans and lease financings       505,013             473,090

Bank premises and equipment                    20,037              20,504
Interest receivable                             6,599               6,420
Other assets                                    6,646               7,605

TOTAL ASSETS                                 $819,021            $794,269

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Noninterest bearing                      $107,055            $ 92,128
    Interest bearing                          574,090             566,111

    Total deposits                            681,145             658,239

Other borrowed funds                           31,581              32,637
Dividends payable                               1,160               1,160
Interest payable                                1,405               1,475
Other liabilities                               6,397               5,667

    Total liabilities                         721,688             699,178

SHAREHOLDERS' EQUITY
Common stock, par value $.25 per share
    4,804,000 shares authorized; 3,866,382 shares
    issued and outstanding at June 30, 1994 and
    December 31, 1993                             967                 967
Capital surplus                                 9,094               9,094
Retained earnings                              87,524              85,030
Unrealized net loss on securities
    available for sale                           (252)
    Total shareholders' equity                 97,333               95,091

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $819,021             $794,269

See notes to consolidated financial statements


              FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands except per share data)
                                (unaudited)

                                       Quarter Ended        Six Months Ended
                                          June 30,               June 30,
                                        1994    1993          1994     1993

INTEREST INCOME
  Interest and fees on loans          $11,325  $10,691      $22,141    $21,241
  Interest on investment securities:
     Taxable                            1,457    1,969        2,963      4,109
     Nontaxable                           590      346        1,130        628
  Interest on deposits in other banks       2       12           25         19
  Interest on federal funds sold and
   securities purchased under
   agreements to resell                   489      542          958      1,242
  Total interest income                13,863   13,560       27,217     27,239

INTEREST EXPENSE
  Interest on deposits                  4,795    5,210        9,562     10,744
  Interest on federal funds purchased
   and securities sold under agreements
   to repurchase                          253      199          490        395
  Other                                    56       26           87         74

  Total interest expense                5,104    5,435       10,139     11,213

  Net interest income                   8,759    8,125       17,078     16,026
  Provision for loan losses               419    1,012        1,066      1,840
  Net interest income after provision for
     loan losses                        8,340    7,113       16,012     14,186

NONINTEREST INCOME
  Service charges and fees                990    1,092        1,931      2,141
  Trust income                            349      197          574        472
  Investment securities gains (losses)    (36)                  (75)        51
  Other                                 2,039    1,365        3,407      2,748

  Total noninterest income              3,342    2,654        5,837      5,412

NONINTEREST EXPENSE
  Salaries and employee benefits        3,882    3,883        7,654      7,336
  Occupancy expenses, net of rental
     income                               534      486        1,040        986
  Equipment expense                       610      647        1,266      1,341
  Bank shares tax                         269      237          529        472
  FDIC insurance                          374      396          749        791
  Other                                 1,809    1,968        3,740      3,854

     Total noninterest expense          7,478    7,617       14,978     14,780

Income before income taxes and
  cumulative effect of change in
  accounting principle                  4,204    2,150        6,871      4,818
Income tax expense                      1,260      621        2,058      1,406

Income before cumulative effect
 of change in accounting principle      2,944    1,529        4,813      3,412
Cumulative effect of change in
 accounting principle                                                      380

NET INCOME                            $ 2,944  $ 1,529       $ 4,813   $ 3,792

Per common share:
  Income before cumulative change
     in accounting principle            $0.76    $0.40         $1.24     $0.88
Cumulative effect of change in
     accounting principle                                                  .10
  Net income                            $0.76    $0.40         $1.24     $0.98

  Dividends declared                    $0.30    $0.27         $0.60     $0.54
Weighted average shares outstanding     3,866    3,866         3,866     3,866

See notes to consolidated financial statements


           FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOW
                            (In thousands)
                             (unaudited)
                                                         Six Months Ended
                                                              June 30,
                                                          1994       1993

Cash flows from operating activities
  Net Income                                           $ 4,813     $ 3,792
  Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                      1,291       1,379
      Net amortization of investment securities
          premiums and discounts:
            Available for sale                             110
            Held to maturity                               158         542
      Provision for loan losses                          1,066       1,840
      Deferred income tax                                  (27)       (309)
      Loss (gain) on sale of fixed assets                    5          (1)
      Loss (gain) on sale of securities:
            Available for sale                              78
            Held to maturity                                (3)        (51)
      Changes in:
            Interest receivable                           (179)        197
            Other assets                                   816         140
            Interest payable                               (70)       (241)
            Other liabilities                              730       1,531

  Net cash provided by operating activities              8,788       8,819

Cash flows from investing activities
  Proceeds from maturity of investment securities:
     Available for sale                                 22,678
     Held to maturity                                   19,457      40,255
  Proceeds from sale of investment securities:
     Available for sale                                 11,603
     Held to maturity                                                8,998
  Purchase of investment securities:
     Available for sale                                (26,971)
     Held to maturity                                  (23,137)    (60,425)
  Net increase in loans                                (32,989)     (5,900)
  Purchase of bank premises and equipment                 (555)       (792)
  Proceeds from sale of equipment                           10          16

  Net cash used in investing activities                (29,904)    (17,848)


Cash flows from financing activities:
  Net increase in deposits                              22,906       3,101
  Dividends paid                                        (2,320)     (2,088)
  Net decrease in securities sold under
     agreements to repurchase                           (1,056)    (10,345)
  Decrease in debt                                                  (3,775)

 Net cash provided by (used in) financing activities    19,530     (13,107)

Net change in cash and cash equivalents                 (1,586)    (22,136)

Cash and cash equivalents at beginning of year          97,784     166,001

Cash and cash equivalents at end of period            $ 96,198    $143,865

Supplemental disclosures:

  Cash paid during the year for:
      Interest                                        $ 10,445    $ 11,454
      Income taxes                                       2,255       1,573
See notes to consolidated financial statements


          FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the period ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

NOTE 2 - BOND CLAIM

During 1991, First Citizens Bank, Hardin County (the "Bank"), a subsidiary of the Company, filed a bond claim for $6,800,000 with its bonding company to recover losses incurred in 1990 resulting from an apparent scheme to defraud the bank. After exhaustive efforts to settle claim with the bonding company, the Bank initiated litigation during the first quarter of 1992 against the bonding company. During the third quarter of 1993, the Company reached a settlement in the amount of $5,279,000 which was accounted for as a loan loss recovery. Loan loss recoveries result in an increase in the Allowance for Loan Losses (Allowance). The Allowance was subsequently adjusted to the amount necessary, as determined by management, to absorb possible future losses on the total loans currently outstanding.

NOTE 3 - EFFECT OF IMPLEMENTING SFAS NO. 114

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

NOTE 4 - INVESTMENT SECURITIES

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, debt securities in which the company does not have the positive intent or ability to hold to maturity are classified as securities available for sale and are carried at market value. Unrealized gains and losses on securities available for sale are reported as a separate component of shareholders' equity, net of tax effect. Prior to the adoption of this statement, securities were carried at amortized cost. The following summarizes the amortized cost and estimated fair values of the securities portfolio at June 30, 1994. The summary is divided into available for sale and held to maturity securities.

Investment securities - available for sale



                                                Gross       Gross    Estimated
                                Amortized   Unrealized  Unrealized   Fair
June 30, 1994 (In thousands)      Cost        Gains       Losses     Value
U.S. Treasury                   $28,117       $27         $134     $28,010
Obligations of U.S. Government
   agencies                      45,670         0          275      45,395
Other securities                    620         0            0         620

Total securities available for
  sale                       $74,407       $27         $409     $74,025

Investment securities - held to maturity

                                                 Gross      Gross    Estimated
                                 Amortized    Unrealized  Unrealized    Fair
June 30, 1994 (In thousands)       Cost          Gains     Losses      Value

U.S. Treasury                    $ 38,608        $ 19      $  500    $ 38,127
Obligations of U.S. Government
 agencies                          17,981          36         708      17,309
Obligations of states and
 political subdivisions            49,892         652       1,091      49,454
Mortgage-backed securities          2,221           0         134       2,087
Other securities                    1,801           2          26       1,777

Total securities held to
 maturity                        $110,503       $ 709       $2,459    $108,754

The following summarizes the amortized cost and estimated fair values of the securities portfolio at December 31, 1993. On December 31, 1993, the securities were carried at amortized cost.

(In thousand)                           Gross           Gross        Estimated
                        Amortized     Unrealized      Unrealized       Fair
December 31, 1993         Cost          Gains           Losses         Value

U.S. Treasury           $ 67,355       $  431            $ 32        $ 67,754
Obligations of U.S.
 Government agencies      68,529          215              60          68,684
Obligations of states
 and political
 subdivisions             46,081        1,098             220          46,959
Mortgage-backed securities 5,792           12              46           5,758
Other securities           1,109           26                           1,135

Total securities        $188,866       $1,782            $358        $190,290


5.   NONRECURRING EVENT

Net income after taxes during the second quarter of 1994 was increased by $503,000 due to a nonrecurring recovery of prior year lossed

          FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 SECOND QUARTER 1994 VS. SECOND QUARTER 1993

The Company reported earnings of $2.9 million, or $.76 per share, for the second quarter of 1994 compared to $1.5 million, or $.40 per share one year ago.
Net income after taxes during the second quarter of 1994 was increased by $503,000, due to a nonrecurring recovery of prior year losses.

Return on average assets and return on average equity for the second quarter of 1994 was 1.42% and 12.22%, respectively, an increase from .75% and 6.75% for the same period in 1993.

Net Interest Income

Net interest income totaled $8.8 million for the second quarter of 1994, compared to 8.1 million one year ago. The net interest margin (net interest income as a percentage of average earning assets), increased 4.99% compared to 4.74% a year ago while the spread between rates earned and paid increased to 4.46% from 4.22%

Asset Quality

The provision for loan losses decreased $593 thousand compared to the second quarter of 1993, which is a reflection of the quality of the loan portfolio. The Corporation had net charge-offs of $154 thousand during the quarter compared to net charge-offs of $766 thousand during the same time period in in 1993. Management continues to emphasize collection efforts and evaluation of the risks within the portfolio.

Noninterest Income

Noninterest income of $3.3 million increased $688 thousand, or 25.9%, from the second quarter of last year. Service charges on deposits decreased $102 thousand, or 9.3%. Trust fees increased $152 thousand, or 77.2%. The Corporation had $36 thousand in investment losses during the quarter while there were no gains or losses during the same period of 1993. Other income increased $674 thousand as compared to the same time period in 1993. This change is due principally to the nonrecurring recovery of prior year losses.

Noninterest Expense

Total noninterest expense decreased $139 thousand, or 1.8% from the second quarter of last year. Salaries and benefits, the largest component, were unchanged at $3.9 million. Occupancy expense, net of rental income, increased $48 thousand, or 9.9%. FDIC insurance premiums decreased $22 thousand to $374 thousand. Taxes on bank shares increased $32 thousand to $269 thousand.
Other real estate expenses decreased $47 thousand, or 66.2%. This decrease is due to the reduction in the amount of other real estate owned.

Income taxes

Income tax expense increased $639 thousand, over 100% from the same time period last year. The change in income tax expense can be directly attributed to the increase in income before taxes of $2 million, or 95.5%. The 1994 effective rate is 30% compared to 29% in 1993.

                       FIRST SIX MONTHS OF 1994

Net income for the six months was $4.8 million, or $1.24 per share compared to $3.8 million, or $ .98 per share for the same time period in 1993.

Net income after taxes during the first six months of 1994 was increased by $503 thousand, due to a nonrecurring recovery of prior year losses. Net income for the first six months of 1993, was increased by $380 thousand due to the adoption of SFAS 109 - Accounting for Income Taxes. Adjusting each year for these items, net income would be $4.3 million, or $1.11 per share in 1994, and $3.4 million, or $ .88 per share in 1993.

Return on average assets was 1.18%, an increase from .93% in 1993. Return on average equity was 10.06%, an increase from 8.39% in 1993.

Net Interest Income

Net interest income for the first six months totalled $17.1million, compared to $16.0 million last year. This increase can be attributed to a $1.1 million decrease in interest expense. The net interest margin increased to 4.86% compared to 4.64% in 1993. The spread between rates earned and paid increased to 4.32% compared to 4.10% in 1993.

Asset Quality

The provision for loan losses declined $774 thousand, or 42%, as compared to the first six months of 1993. The Corporation had net charge-offs of $634 thousand compared to $766 thousand for the first six months of 1993. The allowance for loan losses was 1.75% of loans, net of unearned income, at June 30, 1994, a very small decline from 1.77% at year end. Management feels the current reserve is adequate to cover future losses within the loan portfolio.

Noninterest Income

Noninterest income for the six months ended June 30, 1994 totalled $5.8 million an increase of $425 thousand, or 7.9%, from the first six months of 1993. In comparing the first six months of 1994 to the same period in 1993, service charges decreased $210 thousand, or 9.8%, and trust fees increased $102 thousand, or 21.6%. The Corporation had $75 thousand in investment losses during the first six months of 1994 compared to a net gain of $51 thousand during the same period in 1993.

Noninterest Expense

Noninterest expense for the first six months of 1994 totalled $15.0 million an increase of $198 thousand, or 1.3%. In comparing the first six months of 1994 to the same period is 1993, salary and employees benefits increased $318 thousand, or 4.3%, occupancy expense (net of rental income) increased $54 thousand, or 5.5%, FDIC insurance premiums decreased $42 thousand, or 5.3%, taxes on bank shares increases $57 thousand, or 12.1%, and other real estate expenses decreased $36 thousand, or 29.6%.

Income Taxes

Income tax expense for the first six months of 1994 increased $652 thousand, or 46.4%. The increase can be directly attributed to the increase in income before taxes. The 1994 effective rate is 30% compared to 29% in 1993.

                         BALANCE SHEET REVIEW

Total assets were $819 million on June 30, 1994, an increase of $25 million or 3.1% from December 31, 1993. Assets averaged $817 million for the first six months of 1994, an increase of less than 1% from year end 1993.

Loans

Loans, net of unearned income, increased $33 million or 6.7% from December 31, 1993 to $515 million. Average loans, net of unearned income, represented
66.8% of earning assets compared to 63.6% for 1993. The increase can be attributed to growing loan demand from both the consumer and commercial markets.

Temporary Investments

Federal funds sold and securities purchased under agreement to resell averaged $55 million, a decrease of $21 million, or 27.6%, from year end 1993. The funds are being used to fund loans.

Investment Securities

Investment securities were $185 million on June 30, 1994, a decrease of $4 million, or 2.3%, from year end 1993. Available for sale and held to maturity securities were $74 and $111 million, respectively. Investment securities averaged $179 million for the six months ended June 30, 1994, an increase of $8 million, or 4.7%, from year end 1993. Net unrealized losses after taxes were $252 thousand on June 30, 1994.

Nonperforming assets

Other real estate owned decreased $691 thousand, or 59%, from year end 1993 to $478 thousand on June 30, 1994. Total nonperforming assets were $10.2 million on June 30, 1994, an increase of $2.3 million from year end 1993.
The chart below shows the change in nonperforming assets by type:

                                             June 30,     December 31,
(In thousands)  1994                           1993

Loans past due 90 days or more                $ 2,476       $ 1,402
Non-accrual loans                               2,861         1,565
Restructured loans                              4,348         3,734
Other real estate owned                           478         1,169
             Total                            $10,163        $7,870

Nonperforming assets to total equity increased 230 basis points from year end 1993 to 10.44%. Nonperforming assets as a percentage of loans and other real estate were 1.9% on June 30, 1994, an increase of 30 basis points from year end 1993. While in the past three months total nonperforming assets have increased $2.6 million, the performance over the past two years has been much better. Since 1991 nonperforming assets have decreased $13 million and the percentage of nonperforming assets to loans and other real estate has decreased 280 basis points. This trend is a result of management's continued efforts to improve the quality of the loan portfolio. The Corporation's loan policy includes strict guidelines for approving and monitoring loans. These efforts have resulted in the declining trend of nonperforming assets over the past three years. Management will continue these same efforts in the future.

Deposits

Total deposits increased $23 million, or 3.4%, from year end 1993 to $681 million. Deposits averaged $659 million, unchanged from year end 1993.

Borrowed Funds

Borrowed funds totaled $32 million, unchanged from year end 1993. Borrowed funds averaged $37 million, an increase of $5 million or 15.6%.

Shareholder's Equity

Shareholders equity was $97 million on June 30, 1994, increasing $2.2 million from year end 1993. Dividends of $2.4 million were declared during the first six months of 1994.

The Corporation's capital ratios as of June 30, 1994 and the regulatory minimums are as follows:

                                  Farmers Capital         Regulatory
                                  Bank Corporation          Minimum

  Tier 1 risk based                    16.53%                4.00%

  Total risk based                     17.78%                8.00%

  Leverage                             11.06%                3.00%

The capital ratios of all the subsidiary banks were in excess of the applicable minimum regulatory capital ratio requirements at June 30, 1994.

Accounting Requirements

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

                     PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Registrant's Georgetown, Kentucky affiliate, Farmers Bank & Trust Company (the "Bank") and the Bank's Executive Vice President, have been named defendents in a civil action brought on August 1, 1994 by a loan customer of the Bank in which the customer alleges (1) fraud, (2) breach of good faith and fair dealing, (3) disclosure of false credit information and (4) outrageous conduct. The amount in controversy for the first three counts is unspecified. The amounts sought as punitive damages for outrageous conduct is $10,000,000.

The conduct complained about in counts one and two involves former officers of the Bank and the Bank, at this time, lacks sufficient knowledge to accurately asses its potential liability, if any, but has reason to believe that the allegations are not true. The Bank believes there is no merit to the allegations contained in counts three and four and intends to vigorously defend all claims.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(b) Reports on Form 8-K

    On April 19, 1994, the Corporation filed a report on Form 8-K with the Commision to report that they had recovered an additional $758,000 of the losses incurred from an apparent scheme in 1990 to defraud First Citizens Bank, Hardin County, a subsidiary of the Corporation. The Corporation intends to pursue other related claims.


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   08/12/94                Charles S. Boyd
                                Charles Scott Boyd,
                                President and CEO


Date:   08/12/94                C. Douglas Carpenter
                                Cecil Douglas Carpenter
                                Vice President, Principal Financial
                                and Accounting Officer