Form 10-Q
period 1994-09-30
FARMERS CAPITAL BANK CORP
filed 1994-11-14
CIK 713095

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1994
                                    or
         [ ] Transition Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

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

                  Common stock, par value $0.25 per share
             3,866,382 shares outstanding at November 10, 1994


                             TABLE OF CONTENTS

Part I - Financial Information                              Page No.
  Item 1 - Financial Statements
     Consolidated Balance Sheets
      September 30, 1994 and December 31, 1993                3

     Consolidated Statements of Income -
      For the Nine Months Ended
      September 30, 1994 and September 30, 1993               4

     Consolidated Statements of Cash Flows -
      For the Nine Months Ended
      September 30, 1994 and September 30, 1993               5

     Notes to Consolidated Financial Statements               6

  Item 2 - Management's Discussion and Analysis of Financial
     Condition and Results of Operations                      8

Part II - Other Information

  Item 4 - Results of votes of security holders              13

  Item 5 - Other information                                 14

  Item 6(b) - Reports on Form 8-K                            14

           FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                     (In thousands except share data)
                                (unaudited)

                                            September 30,     December 31,
                                                 1994             1993
ASSETS
Cash and cash equivalents:
    Cash and due from banks                   $ 61,951         $ 43,171
    Federal Funds sold and securities
      purchased under agreement to resell       44,950           54,613

         Total cash and cash equivalents       106,901           97,784

Investment securities                          184,060          188,866
Loans and lease financings                     534,794          490,345
Less:    Allowance for loan losses              (9,106)          (8,547)
         Unearned income                       (11,035)          (8,708)
         Net loans and lease financings        514,653          473,090

Bank premises and equipment                     19,729           20,504
Interest receivable                              6,367            6,420
Other assets                                     6,843            7,605

TOTAL ASSETS                                  $838,553         $794,269

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Noninterest bearing                      $120,633         $ 92,128
    Interest bearing                          578,205          566,111

    Total deposits                            698,838          658,239

Other borrowed funds                           34,897           35,332
Dividends payable                               1,160            1,160
Interest payable                                1,439            1,475
Other liabilities                               3,574            2,972

    Total liabilities                         739,908          699,178

SHAREHOLDERS' EQUITY
Common stock, par value $.25 per share
   4,804,000 shares authorized; 3,866,382
   shares issued and outstanding at
   September 30, 1994 and December 31, 1993       967             967
Capital surplus                                 9,094           9,094
Retained earnings                              88,942          85,030
Unrealized net loss on securities
    available for sale                           (358)
    Total shareholders' equity                 98,645          95,091

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $838,553        $794,269

See notes to consolidated financial statements

           FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands except per share data)
                                (unaudited)

                                       Quarter Ended       Nine Months Ended
                                        September 30,         September 30,
                                        1994    1993         1994     1993

INTEREST INCOME
  Interest and fees on loans          $11,955  $10,821     $34,095   $32,062
  Interest on investment securities:
     Taxable                            1,524    1,750       4,487     5,859
     Nontaxable                           586      432       1,716     1,060
  Interest on deposits in other banks      13       13          38        32
  Interest on federal funds sold and
     securities purchased under
     agreements to resell                 687      531       1,646     1,773

  Total interest income                14,765   13,547      41,982    40,786

INTEREST EXPENSE
  Interest on deposits                  5,116    5,073      14,678    15,817
  Interest on federal funds purchased and
     securities sold under agreements to
     repurchase                           373      252         863       647
  Other                                    57       39         144       113

  Total interest expense                5,546    5,364      15,685    16,577

  Net interest income                   9,219    8,183      26,297    24,209
  Provision for loan losses               498   (4,634)      1,564    (2,794)
  Net interest income after provision for
     loan losses                        8,721   12,817      24,733    27,003

NONINTEREST INCOME
  Service charges and fees              1,060    1,111       2,991     3,252
  Trust income                            222      251         796       723
  Investment securities gains (losses)               9         (75)       60
  Other                                 1,517    1,245       4,924     3,993

  Total noninterest income              2,799    2,616       8,636     8,028

NONINTEREST EXPENSE
  Salaries and employee benefits        4,048    3,840      11,702    11,176
  Occupancy expenses, net of rental
    income                                496      482       1,536     1,468
  Equipment expense                       581      659       1,847     2,000
  Bank shares tax                         297      235         826       707
  FDIC insurance                          384      398       1,133     1,189
  Other                                 2,077    1,734       5,817     5,588

     Total noninterest expense          7,883    7,348      22,861    22,128

Income before income taxes and
   cumulative effect of change in
   accounting principle                 3,637    8,085      10,508    12,903

Income tax expense                      1,059    2,720       3,116     4,126

Income before cumulative effect of change
  in accounting principle               2,578    5,365       7,392     8,777
Cumulative effect of change in accounting
  principle                                                              380

 NET INCOME                           $ 2,578  $ 5,365     $ 7,392   $ 9,157

Per common share:
  Income before cumulative change
     in accounting principle             $.67    $1.39       $1.91     $2.27
Cumulative effect of change in
     accounting principle                                                .10

  Net income                             $.67    $1.39       $1.91     $2.37

  Dividends declared                     $.30     $.27        $.90      $.81
Weighted average shares outstanding     3,866    3,866       3,866     3,866

See notes to consolidated financial statements

                       FARMERS CAPITAL BANK CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                (In thousands)
                                 (unaudited)
                                                       Nine Months Ended
                                                         September 30,
                                                        1994       1993

Cash flows from operating activities
  Net Income                                         $  7,392   $  9,157
  Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                     1,869      1,717
      Net amortization of investment securities
          premiums and discounts:
            Available for sale                            141
            Held to maturity                              242        738
      Provision for loan losses                         1,564     (2,794)
      Deferred income tax                                 (10)      (309)
      Loss (gain) on sale of fixed assets                   2         (1)
      Loss (gain) on sale of securities:
            Available for sale                             78
            Held to maturity                               (3)       (60)
      Changes in:
            Interest receivable                            53        128
            Other assets                                  531      2,849
            Interest payable                              (36)      (338)
            Other liabilities                             602      4,776

  Net cash provided by operating activities            12,425     15,863

Cash flows from investing activities
  Proceeds from maturity of investment securities:
     Available for sale                                52,237
     Held to maturity                                  20,711     57,580
  Proceeds from sale of investment securities:
     Available for sale                                11,603
     Held to maturity                                              8,998
  Purchase of investment securities:
     Available for sale                               (49,991)
     Held to maturity                                 (30,753)   (78,279)
  Net increase in loans                               (43,127)   (13,074)
  Purchase of bank premises and equipment                (673)      (957)
  Proceeds from sale of equipment                           1         16

  Net cash used in investing activities               (39,992)   (25,716)


Cash flows from financing activities:
  Net increase (decrease) in deposits                  40,599     (9,736)
  Dividends paid                                       (3,480)    (3,144)
  Net decrease in other borrowed funds                   (435)    (5,831)
  Decrease in debt                                                (3,775)

  Net cash provided by (used in) financing activities  36,684    (22,486)

Net change in cash and cash equivalents                 9,117    (32,339)

Cash and cash equivalents at beginning of year         97,784    166,001

Cash and cash equivalents at end of period           $106,901   $133,662

Supplemental disclosures:

  Cash paid during the year for:
      Interest                                       $ 15,721   $ 16,239
      Income taxes                                      3,155      2,387

See notes to consolidated financial statements

            FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the period ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

NOTE 2 - BOND CLAIM

During 1991, First Citizens Bank, Hardin County (the "Bank"), a subsidiary of the Company, filed a bond claim for $6,800,000 with its bonding company to recover losses incurred in 1990 resulting from an apparent scheme to defraud the Bank. After exhaustive efforts to settle the claim with the bonding company, the Bank initiated litigation during the first quarter of 1992 against the bonding company. During the third quarter of 1993, the Company reached a settlement in the amount of $5,279,000 which was accounted for as a loan loss recovery. Loan loss recoveries result in an increase in the Allowance for Loan Losses (Allowance). The Allowance was subsequently adjusted to the amount necessary, as determined by management, to absorb possible future losses on the total loans currently outstanding. The adjustment resulted in a reduction in the provision for loan losses to the extent that the provision for the year was negative.

NOTE 3 - SFAS NO. 114

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

An impaired loan shall be measured by the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependant. If the measure of of the impaired loan is less that the recorded investment, an impairment will be recognized by creating a valuation allowance with a corresponding charge to bad debt expense. SFAS 114 shall be effective for fiscal years beginning after December 15, 1994. The impact on the financial statements is not known at this time.

NOTE 4 - INVESTMENT SECURITIES

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, debt securities where the company does not have the positive intent or ability to hold to maturity are classified as securities available for sale and are carried at market value. Unrealized gains and losses on securities available for sale are reported as a separate component of shareholders' equity, net of tax effect. Prior to the adoption of this statement, securities were carried at amortized cost. The following summarizes the amortized cost and estimated fair values of the securities portfolio at September 30, 1994. The summary is divided into available for sale and held to maturity securities.

Investment securities - available for sale
(In thousand)
                                            Gross         Gross      Estimated
                            Amortized     Unrealized    Unrealized      Fair
September 30, 1994            Cost          Gains         Losses        Value

 U.S. Treasury              $12,991         $ 8            $152        $12,847
 Obligations of U.S.
  Government agencies        47,206           2             407         46,801
 Mortgage-backed Securities   3,996           6               1         14,001
     Other securities         3,629                                      3,629

Total securities available
  for sale                  $67,822         $16            $560        $67,278

Investment securities - held to maturity
(In thousands)
                                            Gross          Gross     Estimated
                            Amortized    Unrealized     Unrealized      Fair
September 30, 1994            Cost         Gains          Losses        Value

 U.S. Treasury             $ 44,578         $ 10          $  505      $ 44,083
 Obligations of U.S.
  Government agencies        18,186           18             784        17,420
 Obligations of states
  and political subdivisions 50,184          533           1,249        49,468
 Mortgage-backed securities   2,123                          149         1,974
 Other securities             1,711            7              36         1,682

Total securities held to
  maturity                 $116,782         $568          $2,723      $114,627


The following summarizes the amortized cost and estimated fair values of the securities portfolio at December 31, 1993. On December 31, 1993, the securities were carried at amortized cost.

(In thousands)                            Gross           Gross      Estimated
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


5.   NONRECURRING EVENT

Net income increased by $503,000 during the first nine months of 1994 due to a non-recurring recovery of prior year losses. This recovery occurred in the second quarter.


              FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          THIRD QUARTER 1994 VS. THIRD QUARTER 1993

The Company reported earnings of $2.6 million, or $.67 per share, for the third quarter of 1994 compared to $5.4 million, or $1.39 per share one year ago.

During the third quarter of 1993, the Company reached a bond claim settlement which resulted in a $3.5 million increase of net income. Adjusting the third quarter of 1993 for this item, net income would be $1.9 million, or $ .49 per share.

Return on average assets and return on average equity for the third quarter of 1994 were 1.22% and 10.53%, respectively, compared to 2.63% and 23.00% for the same period in 1993. After adjusting the third quarter of 1993 for the bond claim settlement, third quarter 1994 return on average assets and return on average equity actually increased by 30 and 253 basis points, respectively. Return on average assets and return on average equity for the third quarter of 1993 after the adjustment, were .92% and 8.00%, respectively.

Net Interest Income

Net interest income totaled $9.2 million for the third quarter of 1994, compared to $8.2 million one year ago. The net interest margin (net interest income as a percentage of average earning assets), increased to 5.08% compared to 4.76% a year ago while the spread between rates earned and paid increased to 4.49% from 4.22%.

Asset Quality

The provision for loan losses increased $5.1 million compared to the third quarter of 1993. This increase is primarily a result of the bond claim settlement, which subsequently resulted in a negative provision for loan losses for the period. The settlement increased the Allowance for Loan Losses (Allowance) by an amount management felt exceeded the amount necessary to absorb possible future loan losses. Management subsequently reduced the Allowance balance to the amount necessary to absorb possible future losses on the total loans outstanding at that time, thus the resultant negative provision.

Excluding the bond claim settlement, the provision for loan losses actually decreased $147 thousand, or 23% during the period. The Corporation had net charge-offs of $502 thousand during the quarter compared to net charge-offs of $428 thousand during the same time period in 1993. Management continues to emphasize collection efforts and evaluation of the risks within the loan portfolio.

Noninterest Income

Noninterest income of $2.8 million increased $183 thousand, or 7.0%, from the third quarter of last year. Service charges on deposits decreased $51 thousand, or 4.6%. Trust fees decreased $29 thousand, or 11.6%. Other income increased $272 thousand as compared to the same time period in 1993, this variance consists of several different items.

Noninterest Expense

Total noninterest expense increased $535 thousand, or 7.3% from the third quarter of last year. Salaries and benefits, the largest component, increased $208 thousand, or 5.4%. Occupancy expense, net of rental income, increased $14 thousand, or 2.9%. FDIC insurance premiums increased $14 thousand to $384 thousand. Taxes on bank shares increased $62 thousand to $297 thousand. Equipment expense decreased $78 thousand, or 11.8%.

Income taxes

Income tax expense decreased $1.6 million, or 61.1% from the same time period last year. The change in income tax expense is mostly attributable to the decrease in income before taxes of $4.4 million, or 55.0%. The 1994 effective rate is 29% compared to 34% in 1993. The 1993 rate was greatly affected by the bond claim settlement.

                          FIRST NINE MONTHS OF 1994

Net income for the nine months was $7.4 million, or $1.91 per share compared to $9.2 million, or $2.37 per share for the same time period in 1993.

Return on average assets was 1.17%, a decrease from 1.50% in 1993. Return on average equity was 10.22%, a decrease from 13.44% in 1993.

Net income after taxes was affected by the following items during the first nine months of 1993 and 1994:

        A nonrecurring recovery of prior year losses increased 1994 net income by $503 thousand.
        The Company reached a bond claim settlement which increased 1993 net income by $3.5 million.
        The adoption of SFAS 109 - Accounting for Income Taxes increased
        1993 net income by $380 thousand.

Adjusting each year by the items mentioned above, net income would be $6.9 million, or $1.78 per share in 1994, and $5.3 million, or $1.38 per share in 1993. After the adjustments, 1994 return on average assets and return on average equity would be 1.09% and 9.52%, respectively compared to .86% and 9.52% for 1993.

Net Interest Income

Net interest income for the first nine months totalled $26.3 million, compared to $24.2 million last year. The majority of the increase can be primarily attributed to the following:

    A $2.0 million increase in loan interest
    A $1.1 million decrease in interest expense on deposits
    A $716 thousand decrease in interest on securities

The net interest margin increased to 4.94% compared to 4.66% in 1993. The spread between rates earned and paid increased to 4.38% compared to 4.14% in 1993.

Asset Quality

The provision for loan losses increased $4.4 million, as compared to the first nine months of 1993. This increase is primarily a result of the accounting for the 1993 bond claim settlement, which subsequently resulted in a negative provision for loan losses for that period in 1993. The settlement increased the Allowance for Loan Losses (Allowance) by an amount management felt exceeded the amount necessary to absorb possible future loan losses. Management subsequently reduced the Allowance balance to the amount necessary to absorb possible future losses on the total loans outstanding at that time, thus the resultant negative provision..

Excluding the bond claim settlement, the provision for loan losses actually decreased $921 thousand, or 37%. The Corporation had net charge-offs of $1.1 million compared to net recoveries of $2.8 million for the first nine months of 1993. Again, net recoveries in 1993 are primarily attributable to the bond claim settlement. The allowance for loan losses was 1.70% of loans, net of unearned income, at September 30, 1994, a small decline from 1.77% at year end. Management feels the current reserve is adequate to cover any potential future losses within the loan portfolio.

Noninterest Income

Noninterest income for the nine months ended September 30, 1994 totalled $8.6 million, an increase of $608 thousand, or 7.6%, from the first nine months of 1993. In comparing the first nine months of 1994 to the same period in 1993, service charges decreased $261 thousand, or 8.0%, and trust fees increased $73 thousand, or 10.1%. The corporation had $75 thousand in investment losses during the first nine months of 1994 compared to a net gain of $60 thousand during the same period in 1993. Other income for the first nine months of 1994 increased $931 thousand from the same period of 1993, $611 thousand of this increase was due to the nonrecurring recovery.

Noninterest Expense

Noninterest expense for the first nine months of 1994 totalled $22.9 million an increase of $733, or 3.3%. In comparing the first nine months of 1994 to the same period in 1993, salary and employee benefits increased $526 thousand, or 4.7%, occupancy expense (net of rental income) increased $68 thousand, or 4.6%, FDIC insurance premiums decreased $56 thousand, or 4.7%, taxes on bank shares increased $119 thousand, or 16.8%, and other real estate expenses (net) increased $214 thousand. The increase in other real estate expense can be primarily attributed to a decrease in rental income from other real estate.

Income Taxes

Income tax expense for the first nine months of 1994 decreased $1.0 million, or 26.5%. This decrease can be directly attributed to the decrease in income before taxes. The 1994 effective rate is 30% compared to 32% in 1993.
The bond claim settlement caused the higher rate for 1993.


BALANCE SHEET REVIEW

Total assets were $839 million on September 30, 1994, an increase of $44 million or 5.6% from December 31, 1993. Assets averaged $839 million for the first nine months of 1994, an increase of $25 million, or 3.1% from year end 1993.

Loans

Loans, net of unearned income, increased $42 million, or 8.7% from December 31, 1993 to $524 million. On average loans, net of unearned income, represented 67.8% of average earning assets compared to 63.6% for 1993. The increase can be attributed to growing loan demand from both the consumer and commercial markets.

Temporary Investments

Federal funds sold and securities purchased under agreement to resell averaged $57 million, a decrease of $19 million, or 25.0%, from year end 1993. The funds are being used to fund loan growth.

Investment Securities

Investment securities were $184 million on September 30, 1994, a decrease of $5 million, or 2.5%, from year end 1993. Available for sale and held to maturity securities were $67 and $117 million, respectively. Investment securities averaged $178 million for the nine months ended September 30, 1994, an increase of $7 million, or 4.1%, from year end 1993. Net unrealized losses after tax on available for sale securities was $358 thousand on September 30, 1994.

Nonperforming assets

Other real estate owned decreased $835 thousand, or 71.4%, from year end 1993 to $334 thousand on September 30, 1994. Nonperforming assets totaled $9.6 million on September 30, 1994, an increase of $1.9 million from year end 1993. The chart below shows the change in nonperforming assets by type:

(In thousands)
                                September 30,       December 31,
                                    1994                1993

past due 90 days or more           $2,184              $1,402
Non-accrual loans                   3,474               1,565
Restructured loans                  3,570               3,734
Other real estate owned               334               1,169
     Total                         $9,562              $7,870

Nonperforming assets to total equity increased 142 basis points from year end 1993 to 9.69%. Nonperforming assets as a percentage of loans and other real estate were 1.1% on September 30, 1994, a decrease of 50 basis points from year end 1993. While in the past nine months total nonperforming assets have increased, the performance over the past two years has been much better.
Since 1991, nonperforming assets have decreased $13 million and the percentage of nonperforming assets to loans and other real estate has decreased 360 basis points. This trend is a result of management's continued efforts to improve the quality of the loan portfolio. The Corporation's loan policy includes strict guidelines for approving and monitoring loans. These efforts have resulted in the declining trend of nonperforming assets over the past four years. Management will continue these same efforts in the future.

Deposits

Total deposits increased $41 million, or 6.2%, from year end 1993 to $699 million. Deposits averaged $699 million, an increase of $13 million from year end 1993.

Borrowed Funds

Borrowed funds totaled $35 million, a decrease of $435 thousand from year end 1993. Borrowed funds averaged $37 million, an increase of $5 million, or 15.6%.

Shareholder's Equity

Shareholders equity was $98.6 million on September 30, 1994, increasing $3.6 million from year end 1993. Dividends of $3.5 million were declared during the first nine months of 1994. The Corporation's capital ratios as of September 30, 1994 and the regulatory minimums are as follows:

                                  Farmers Capital     Regulatory
                                 Bank Corporation       Minimum

  Tier 1 risk based                    16.35%             4.00%

  Total risk based                     17.60%             8.00%

  Leverage                             11.24%             3.00%

The capital ratios of all the subsidiary banks were in excess of the applicable minimum regulatory capital ratio requirements at September 30, 1994.

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

An impaired loan shall be measured by the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment, an impairment will be recognized by creating a valuation allowance with a corresponding charge to bad debt expense. SFAS 114 will be effective for fiscal years beginning after December 15, 1994. The impact on the financial statements is not known at this time.

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

        The bank's core deposits consisting of both business and nonbusiness deposits
        Cash flow generated by repayment of loan principal and interest Federal funds

Liquidity projections are reviewed on a monthly basis and it is rare for a bank to call on the third source of funds to meet liquidity requirements.
Generally, sources one and two are sufficient. For the longer term, the liquidity position is managed by balancing the maturity structure of the balance sheet. This process allows for an orderly flow of funds over an extended period of time.

ITEM 4 - RESULTS OF VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held May 10, 1994.

The matters that were voted upon included:

    A. The election of three directors for three-year terms ending 1997, or until their successors have been elected and qualified.

    B. The ratification of the appointment of Coopers & Lybrand as independent accountants for the Corporation and its subsidiaries for the calendar year 1994.

The outcome of the voting is as follows:

NAME                        FOR       AGAINST       WITHHELD       ABSTAINED

Charles S. Boyd         3,405,590        200         460,592           0
Dr. John D. Sutterlin   3,405,690        100         460,592           0
Joseph C. Yagel, Jr.    3,402,685      3,105         460,592           0

Ratification of the
appointment of Coopers
& Lybrand               3,222,639      5,176         460,592         177,975



Listed below is the name of each director whose term of office continued after the meeting:

    Dr. John P. Stewart           Warner U. Hines
    Charles S. Boyd               John J. Hopkins
    E. Bruce Dungan               Dr. John D. Sutterlin
    William R. Sykes              Joseph C. Yagel, Jr.
    Michael M. Sullivan           Charles O. Bush

In addition to the directors listed above, Frank Sower and Charles T. Mitchell serve as Advisory Directors for the Corporation.

ITEM 5 - OTHER INFORMATION

On October 27, 1994, the Corporation announced an increase in their quarterly dividend from thirty cents per share to thirty-three cents per share, which represents an increase of 10%. Holders of record of the Corporation's stock as of December 1, 1994 will be paid on January 1, 1995. The action to increase the dividend was taken at the Board of Director's meeting on October 25, 1994.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

 (b) Reports on Form 8-K

     On April 19, 1994, the Corporation filed a report on Form 8-K with the Commission to report that they had recovered an additional $758,000 of the losses incurred from an apparent scheme in 1990 to defraud First Citizens Bank, Hardin County, a subsidiary of the Corporation. The Corporation intends to pursue other related claims.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: 11-14-94          Charles S. Boyd
                        Charles Scott Boyd,
                        President and CEO


Date: 11-14-94          C. Douglas Carpenter
                        Cecil Douglas Carpenter
                        Vice President, Principal Financial
                        and Accounting Officer