Form 10-Q/A
period 1994-09-30
FARMERS CAPITAL BANK CORP
filed 1994-12-23
CIK 713095

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10Q/A 1

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

                  Common stock, par value $0.25 per share
             3,866,382 shares outstanding at December 20, 1994


                             TABLE OF CONTENTS

Part II - Other Information

  Item 6(a) - Part I Exhibits                          1

       27    Financial data schedule

             FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES
                        INDEX OF EXHIBITS


       27     Financial data schedule

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: 12-23-94             Charles S. Boyd
                           Charles Scott Boyd,
                           President and CEO


Date: 12-23-94             C. Douglas Carpenter
                           Cecil Douglas Carpenter
                           Vice President, Principal Financial
                           and Accounting Officer