Form 10-K
FARMERS CAPITAL BANK CORP
filed 1995-03-31
CIK 713095

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year Ended December 31, 1994

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number 0-14412

                     Farmers Capital Bank Corporation
          (Exact name of registrant as specified in its charter)

     KENTUCKY                                 61-1017851
(State or other jurisdiction of     (I.R.S. Employer Identification Number)
 incorporation or organization)

P.O. Box 309, 201 West Main St.
Frankfort, Kentucky                               40601
(Address of principal executive offices)        (Zip Code)

     Registrant's telephone number, including area code: (502)227-1600

        Securities registered pursuant to Section 12(b) of the Act:

          None                                    None
(Title of each class)              (Name of each exchange on which registered)

        Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock - $.25 per share Par Value
                             (Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.     X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X       No

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 1, 1995 was $137,256,561.

As of March 1, 1995, there were 3,866,382 shares issued and outstanding.

Documents incorporated by reference:

     Proxy Statement for the annual meeting of shareholders scheduled to be held May 9, 1995 - portions of which are incorporated by reference in
     Part III.

An index of exhibits filed with this Form 10-K can be found on page 48.

                   FARMERS CAPITAL BANK CORPORATION
                                 FORM 10-K
                                   INDEX

                                                                     Page
Part I

     Item  1 - Business                                                4
     Item  2 - Properties                                              8
     Item  3 - Legal Proceedings                                       8
     Item  4 - Submission of Matters to a Vote of Security Holders    10

Part II

     Item  5 - Market for Registrant's Common Stock and Related
               Shareholder Matters                                    11
     Item  6 - Selected Financial Data                                12
     Item  7 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    12
     Item  8 - Financial Statements and Supplementary Data            25
     Item  9 - Changes in and Disagreements With Accountants
               on Accounting Issues and Financial Disclosure          44

Part III

     Item 10 - Directors and Executive Officers of the Registrant     45
     Item 11 - Executive Compensation                                 45
     Item 12 - Security Ownership of Certain Beneficial Owners
               and Management                                         45
     Item 13 - Certain Relationships and Related Transactions         45

Part IV

     Item 14 - Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K                                            46

Signatures                                                            47

Index of Exhibits                                                     48

                                  PART I

Item 1 - Business

                               Organization

Farmers Capital Bank Corporation ("the Registrant") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and was organized on October 28, 1982, under the laws of the Commonwealth of Kentucky. Its subsidiaries provide a wide range of banking and bank-related services to customers throughout Kentucky. The bank subsidiaries owned by the Registrant are Farmers Bank & Capital Trust Company ("Farmers Bank"), Frankfort, Kentucky; United Bank & Trust Co. ("United Bank"), Versailles, Kentucky; Lawrenceburg National Bank ("Lawrenceburg Bank"), Lawrenceburg, Kentucky; First Citizens Bank, Hardin County, Incorporated ("First Citizens Bank"), Elizabethtown, Kentucky; Farmers Bank and Trust Company ("Farmers Georgetown Bank"), Georgetown, Kentucky; and Horse Cave State Bank ("Horse Cave Bank"), Horse Cave, Kentucky. The Registrant also owns two non-bank subsidiaries; FCB Services, Inc. ("FCB Services"), Frankfort, Kentucky and Farmers Capital Insurance Company ("Farmers Insurance"), Frankfort, Kentucky. As of
December 31, 1994, the Registrant has $852 million in consolidated assets.

Farmers Bank, originally organized in 1850, is a state chartered bank engaged in a wide range of commercial and personal banking activities, which include accepting savings, time and demand deposits; making secured and unsecured loans to corporations, individuals and others; providing cash management services to corporate and individual customers; issuing letters of credit; renting safe deposit boxes; and providing funds transfer services. The bank's lending activities include making commercial, construction, mortgage and personal loans and lines of credit. The bank serves as an agent in providing credit card loans. It acts as trustee of personal trusts, as executor of estates, as trustee for employee benefit trusts, as registrar, transfer agent and paying agent for bond issues. Farmers Bank also acts as registrar, transfer agent and paying agent for the Registrant's stock issue. Farmers Bank is the general depository for the Commonwealth of Kentucky and has been for more than 70 years.

Farmers Bank is the largest bank in Franklin County. It conducts business in its principal office and four branches within Frankfort, the capital of Kentucky. Franklin County is a diverse community, including government, commerce, finance, industry, medicine, education and agriculture. The bank also serves many individuals and corporations throughout Central Kentucky.
On December 31, 1994, it had total assets of $403 million, including loans of $248 million. On the same date, total deposits were $317 million and shareholders' equity totaled $37 million.

Farmers Bank has four subsidiaries: Farmers Bank Realty Company ("Realty"); Money One Credit of Kentucky, Inc. ("Money One"); Farmers Financial Services Corporation ("FFSC"); and Leasing One Corporation ("Leasing One"). Farmers Bank, Realty and Money One own a partnership - Money One Credit
Company ("MOCC"). Farmers Bank also participates in a joint venture - Frankfort ATM, Ltd. ("ATM").

Realty was incorporated in 1978 for the purpose of owning certain real estate used by the Registrant and Farmers Bank in the ordinary course of business. Realty had total assets of $3.7 million on December 31, 1994.

Money One was incorporated in 1989 and until January 1, 1993, was a direct subsidiary of the Registrant. It manages the consumer finance company, MOCC. At December 31, 1994 it had $1.6 million in assets.

MOCC was established on June 1, 1994. It is a partnership engaged in consumer lending activities under Chapter 288 of the Kentucky Revised Statutes. As stated earlier, the partners include Farmers Bank, Realty and Money One. MOCC has fourteen offices throughout Kentucky. At December 31, 1994 it had total assets of $19.0 million.

FFSC was incorporated in 1985 in order to enter into a partnership with several other banks to form a statewide electronic network. The partnership, known as "Transaction Services Company", supports an automated teller machine network (Quest) with machines throughout Kentucky and Indiana as well as point-of-sale terminals in retail stores. The company has joined a national network known as "CIRRUS", which supports automated teller machines across the United States and Canada. It is also a member of the VISA global network in which its VISA cardholders can use ATMs internationally.

Leasing One was incorporated in August, 1993 to operate as a commercial equipment leasing company. It is located in Frankfort, but conducts business in Ohio, Indiana, Tennessee and Kentucky. At year end it had total assets of $10.3 million.

Farmers Bank has a 50% interest in ATM, a joint venture for the purpose of ownership of automatic teller machines in the Frankfort area.

On February 15, 1985, the Registrant acquired United Bank, a state chartered bank originally organized in 1880. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. It conducts business in its principal office and two branches in Woodford County, Kentucky. United Bank is the second largest bank in Woodford County with total assets of $98 million and total deposits of $89 million at December 31, 1994.

On June 28, 1985, the Registrant acquired Lawrenceburg Bank, a national chartered bank originally organized in 1885. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. It conducts business in its principal office and one branch in Anderson County, Kentucky. Lawrenceburg Bank is the largest bank in Anderson County with total assets of $86 million and total deposits of $79 million at December 31, 1994.

On March 31, 1986, the Registrant acquired First Citizens Bank, a state chartered bank originally organized in 1964. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. It conducts business in its principal office and four branches in Hardin County, Kentucky. First Citizens is the largest bank in Hardin County with total assets of $98 million and total deposits of $82 million at December 31, 1994.

On June 30, 1986, the Registrant acquired Farmers Georgetown Bank, a state chartered bank originally organized in 1850. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. It conducts business in its principal office and three branches in Scott County, Kentucky. Farmers Georgetown Bank is the largest bank in Scott County with total assets of $106 million and total deposits of $95 million at December 31, 1994.

On June 15, 1987, the Registrant acquired Horse Cave Bank, a state chartered bank originally organized in 1926. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. It conducts business in its principal office and one branch in Hart County, Kentucky. Horse Cave Bank is the largest bank in Hart County with total assets of $68 million and total deposits of $59 million at December 31, 1994.

FCB Services, organized in 1992, provides data processing services and support for the Registrant and its subsidiaries. It is located in Frankfort, Kentucky. During 1994, FCB Services began performing data processing services for nonaffiliated banks.

Farmers Insurance was organized in 1988 to engage in insurance activities permitted to the Registrant by federal and state law. This corporation has had no activity to date.

                        Supervision and Regulation

The Registrant, as a registered bank holding company, is restricted to those activities permissible under the Bank Holding Company Act of 1956, as amended, and is subject to actions of the Board of Governors of the Federal Reserve System thereunder. It is required to file various reports with the Federal Reserve Board, and is subject to examination by the Board.

The Registrant's state bank subsidiaries are subject to state banking law and to regulation and periodic examinations by the Kentucky Department of Financial Institutions. Lawrenceburg Bank, a national bank, is subject to similar regulation and supervision by the Comptroller of the Currency under the National Bank Act and the Federal Reserve System under the Federal Reserve Act.

Deposits of the Registrant's subsidiary banks are insured by the Federal Deposit Insurance Corporation Bank Insurance Fund, which subjects the banks to regulation and examination under the provisions of the Federal Deposit Insurance Act.

The operations of the Registrant and its subsidiary banks also are affected by other banking legislation and policies and practices of various regulatory authorities. Such legislation and policies include statutory maximum rates on some loans, reserve requirements, domestic monetary and fiscal policy, and limitations on the kinds of services which may be offered.

                                Competition

The Corporation and its subsidiaries compete for banking business with various types of businesses other than commercial banks and savings and loan associations. These include, but are not limited to, credit unions, mortgage lenders, finance companies, insurance companies, stock and bond brokers, financial planning firms, and department stores which compete for one or more lines of banking business. The banks also compete for commerciasl and retail business not only with banks in Central Kentucky, but with banking organizations from Ohio, Indiana, Tennessee and Pennsylvania which have banking subsidiaries located in Kentucky and may possess greater resources than the Corporation.

The primary areas of competition pertain to quality of services, interest rates and fees.

The business of the Registrant is not dependent upon any one customer or on a few customers, and the loss of any one or a few customers would not have a materially adverse effect on the Registrant.

No material portion of the business of the Registrant is seasonal. No material portion of the business of the Registrant is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government, though certain contracts are subject to such renegotiation or termination.

The Registrant is not engaged in operations in foreign countries.

                                 Employees

As of December 31, 1994, the Registrant and its subsidiaries had 492 full-time equivalent employees. Employees are provided with a variety of employee benefits. A retirement plan, a profit-sharing (401K) plan, group life insurance, hospitalization, dental and major medical insurance are available to eligible personnel.

Item 2 - Properties

All of the Registrant's properties are owned or leased by the Banks or their subsidiaries. Farmers Bank and its subsidiary, Realty, currently own or lease nine buildings. Farmers Bank operates five branches, two of which it owns and three of which it leases. United Bank owns its two branch offices and approximately 52% of a condominiumized building which houses its main office. Lawrenceburg Bank owns its main office and its branch. First Citizens Bank owns its main office and two of its four branches. The other two branch locations of First Citizens Bank are leased facilities, one of which being located in a grocery store. Farmers Georgetown Bank owns its main office, another branch in downtown Georgetown and one in Stamping Ground, Kentucky. Farmers Georgetown Bank's third branch is located in a leased facility.
Horse Cave Bank owns the building where it is headquartered. In the first quarter of 1991, Horse Cave Bank opened a branch in leased facilities in Munfordville, Kentucky.

Money One operates out of fourteen leased offices in fourteen cities within Kentucky.

Item 3 - Legal Proceedings

Farmers Bank was named, on September 10, 1992, as a defendant in Case No. 92CI05734 in Jefferson Circuit Court, Louisville, Kentucky, Earl H. Shilling et al. v. Farmers Bank & Capital Trust Company. The named plaintiffs purported to represent a class consisting of all present and former owners of the County of Jefferson, Kentucky Nursing Home Refunding Revenue Bonds
(Filson Care Home Project) Series 1986A (the "Series A Bonds") and County of Jefferson, Kentucky Nursing Home Improvement Bonds (Filson Care Home Project) Series 1986B (the "Series B Bonds") (collectively the "Bonds"). The plaintiffs alleged that the class which they purported to represent has been damaged in the approximate amount of $2,000,000 through the reduction in value of the Bonds and the collateral security therefore, and through the loss of interest on the Bonds since June 1, 1989, as a result of alleged negligence, breach of trust, and breach of fiduciary duty on the part of Farmers Bank in its capacity as indenture trustee for the Bonds. A subsequent amendment to the complaint further alleges that Farmers Bank conspired with and aided and abetted the former management of the Filson Care Home in its misappropriation of the nursing home's revenues and assets to the detriment of the Bondholders and in order to unlawfully secure and benefit Farmers Bank. The amendment seeks unspecified punitive damages against Farmers Bank. On July 6, 1993, the Circuit Court denied the plaintiff's motion to certify the case as a class action on behalf of all present and former owners of the Bonds. Under that ruling, the action may be maintained only with respect to the individual claims of the named plaintiffs and any other Bondholders whom the court might allow to join in the action with respect to their own individual claims. Since the denial of class certifications, the complaint has been amended twice to join additional Bondholders as plaintiffs. The 42 existing plaintiffs claim to hold Bonds having an aggregate face value of $470,000. The case is presently in the process of discovery. Farmers Bank believes that the claims of the plaintiffs are unfounded and totally without merit, and Farmers Bank intends to vigorously contest any further proceedings in the case.

Two of the original named plaintiffs in the case before the Circuit Court filed a similar action, Earl H. Schilling et al v. Farmers Bank & Capital Trust Company, on July 7, 1992 in the United State District Court for the Western District of Kentucky at Louisville, Case No. C-920399 L-M. That action has been dismissed without prejudice on the grounds that the plaintiffs did not appear to be able to establish federal jurisdiction.

First Citizens Bank, is defending certain counterclaims arising from an action it filed July 17, 1989 against Owen Produce, Inc., Charles E. Owen and Carol Ann Owen, which alleged default on two notes executed by Owen Produce. Charles E. Owen and Carol Ann Owen were personal guarantors on those notes which were also secured by property of Owen Produce, Inc. and the personal residence of the Owens. Owen Produce filed for bankruptcy in the United States Bankruptcy Court for the Western District of Kentucky. Counterclaims in the nature of lender liability claims were asserted by Owen Produce as well as Charles E. Owen and Carol Ann Owen, personally. During the bankruptcy proceeding a settlement was reached with the bankruptcy trustee which resulted in a dismissal of the lender liability counterclaims of Owen Produce against First Citizens Bank.

The litigation has had significant activity in 1993 and 1994 in the area of discovery and trial preparation. Pretrial discovery deposition of witnesses are complete. The case is scheduled for trial in July 1995.

The lender liability of Charles E. Owen is based primarily on an allegation of breach of duty of good faith and is for Owen's loss of employment and loss of future business income as well as a claim for the tort of outrage under Kentucky law. Mr. Owen has not been able to state with any certainty the amount which he is claiming on his counterclaim.

The claim of Carol Ann Owen is based primarily on the breach of promise to release her and her real estate from the indebtedness and mortgage to First Citizens Bank. Based upon her testimony she is seeking compensatory damages in the approximate amount of $60,000 but is also seeking punitive damage in a sum which she is unable to articulate. In her testimony she has stated that no one at First Citizens Bank told her that she would be released.

There does not presently appear to be any reasonable prospect of settling the claims and it appears likely that the action will go to trial. First Citizens Bank intends to vigorously defend against the claims.

The Registrant's Georgetown, Kentucky affiliate, Farmers Georgetown Bank and their Executive Vice President, have been named defendants in a civil action brought on August 1, 1994 by a loan customer of the Bank in which the customer alleges (1) fraud, (2) breach of good faith and fair dealing,
(3) disclosure of false credit information and (4) outrageous conduct. The amount in controversy for the first three counts is unspecified. The amounts sought as punitive damages for outrageous conduct is $10,000,000.

The conduct complained about in counts one and two involves former officers of Farmers Georgetown Bank and Farmers Georgetown Bank, at this time, lacks sufficient knowledge to accurately assess its potential liability, if any, but has reason to believe that the allegations are not true. Farmers Georgetown Bank believes there is no merit to the allegations contained in counts three and four and intends to vigorously defend all claims.

Management believes the previously mentioned actions are without merit, that in certain instances its actions or omissions were pursuant to the advice of counsel, or that the ultimate liability, if any, resulting from them will not materially affect the Registrant's consolidated financial position, although resolution in any year or quarter could be material for that period.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                  PART II

Item 5 - Market for Registrant's Common Stock and Related Shareholders' Matters

The Registrant's stock is traded in the National Association of Security Dealers Automated Quotation System (NASDAQ) National Market System and the sales prices shown below are as reported by the National Association of Securities Dealers under the NASDAQ symbol: FFKT. The amount of dividends per share declared by the Registrant during the last two calendar years is also included below:

                                                       Dividends
Stock Prices                          High     Low     Declared

4th Quarter, 1994                    $40.50  $36.50       $0.33
3rd Quarter, 1994                     41.00   36.88        0.30
2nd Quarter, 1994                     43.00   37.00        0.30
1st Quarter, 1994                     39.50   33.00        0.30

4th Quarter, 1993                     34.75   31.50        0.30
3rd Quarter, 1993                     33.00   26.50        0.27
2nd Quarter, 1993                     29.00   26.50        0.27
1st Quarter, 1993                     29.00   26.50        0.27

As of March 1, 1995, there were 811 shareholders of record. This figure does not include individual participants in security position listings.

Payment of dividends by the Registrant's subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. At December 31, 1994, combined retained earnings of the subsidiary banks were approximately $35,017,000 of which $1,880,000 was available for the payment of dividends in 1995 without obtaining approval from bank regulatory agencies.

Stock Transfer Agent and Registrar:

     Farmers Bank & Capital Trust Co.
     P.O. Box 309
     Frankfort, Kentucky 40602

The Registrant offers shareholders automatic reinvestment of dividends in shares of stock at the market price without fees or commissions. For a description of the plan and an authorization card, contact the Registrar above.

NASDAQ Market Makers:

     J.J.B. Hilliard, W.L. Lyons, Inc.        Robinson-Humphrey Co.
     Phone:    502/588-8400 or                Phone: 404/266-6274 or
               800/444-1854                          800/241-0478

     J.C. Bradford and Co., Inc.              PaineWebber Incorporated
     Louisville  502/589-7760 or              Phone:      800/222-1448
                 800/752-6093
     Lexington   606/255-7353 or
                 800/522-7353

Item 6 - Selected Financial Highlights

December 31 (In thousands, except per share and percent data)

                              1994      1993      1992      1991      1990

Net interest income         $ 36,164  $ 32,844  $ 32,338  $ 28,869  $ 29,295

Net income                    10,250    10,804     6,317     4,261     1,501

Net income per share            2.65      2.79      1.63      1.10      0.39

Total assets                 851,703   794,269   820,991   926,248   822,724

Long term debt                 4,865     2,695       159      None     2,550

Dividends declared per share    1.23      1.11      1.08      1.08      1.08

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Events

During the second quarter of 1994, the Company realized a nonrecurring recovery of prior year losses. This recovery increased net income after taxes by $503 thousand.

During 1991, First Citizens Bank, Hardin County (the "Bank"), a subsidiary of the Company, filed a bond claim for $6.8 million with its bonding company to recover losses incurred in 1990 resulting from an apparent scheme to defraud the Bank. After exhaustive efforts to settle the claim with the bonding company, the Bank initiated litigation during the first quarter of 1992 against the bonding company. During the third quarter of 1993, the Company reached a settlement in the amount of $5.3 million ($3.5 million after tax) which was accounted for as a loan loss recovery. Loan loss recoveries result in an increase in the allowance for loan losses ("Allowance"). The Allowance was subsequently adjusted to the amount necessary, as determined by management, to offset possible future losses on total loans currently outstanding. The adjustment resulted in a reduction in the provision for loan losses to the extent that the provision for the year was negative.

Operating Results

The Company earned $10.25 million, or $2.65 per share, for 1994, compared to $10.8 million, or $2.79 per share, for 1993. Net income after taxes was affected by the following items during 1994 and 1993:

     A nonrecurring recovery of prior year losses increased 1994 net income by $503 thousand.

     The Company reached a bond claim settlement which increased 1993 net income by $3.5 million.

     The adoption of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", increased 1993 net income by $380 thousand.

Adjusting each year for these items, net income would increase 40.7% to $9.7 million, or $2.52 per share in 1994, from $6.9 million, or $1.79 per share in 1993.

The 1994 and 1993 performance ratios before and after adjustments are as follows:

                                    1994        1993        %  change
 Return on assets:
  Before adjustments for
   nonrecurring events              1.22%       1.33%
  After adjustments                 1.16%        .85%          36.5%

 Return on equity:
  Before adjustments for
   nonrecurring events             10.55%      11.86%
  After adjustments                 9.99%       7.58%          31.8%

Management will continue its efforts to improve the components typical to bank earnings; net interest spread and noninterest expenses, as well as noninterest income.

The last three subsidiaries to be established by the Company should prove to be even more beneficial in future years.

  Leasing One, the equipment leasing subsidiary established in 1993, should provide most of the Company's loan growth in the near future.

  FCB Services, Inc., the data processing subsidiary established in 1992, began performing data processing services for non-affiliated banks during 1994.

  Money One Credit Company, the consumer finance subsidiary established in 1989, opened three new offices during 1994. The subsidiary is well established with a total of fourteen offices throughout Kentucky.

Net Interest Income

Net interest income is the most significant component of the Company's earnings. Net interest income is the excess of interest income earned on assets over the interest paid for funds to support those assets. The following table represents the major components of interest earning assets and interest bearing liabilities on a tax equivalent basis (TE) where tax exempt income is adjusted upward by an amount equivalent to the federal income taxes that would have been paid if the income had been fully taxable (assuming a 34% tax rate).

Distribution of Assets, Liabilities and Shareholders' Equity:
Interest Rates and Interest Differential (In thousands)

December 31,                       1994                          1993                         1992
                        Average            Average   Average            Average   Average            Average
                        Balances Interest   Rate     Balances  Interest  Rate     Balances  Interest  Rate
Earning Assets
 Investment Securities
  Taxable               $126,772  $ 6,106   4.82%     $143,506  $ 7,539  5.25%     $152,185  $10,168   6.68%
  Nontaxable 1            50,476    3,447   6.83        27,687    2,224  8.03        17,026    1,830  10.75
 Time deposits with banks,
  federal funds sold and
  securities purchased
  under agreements
  to resell               56,052    2,398   4.28        74,875    2,272  3.03        69,923    2,517   3.60
 Loans 1,2,3             511,492   47,301   9.25       467,738   43,528  9.31       473,271   46,385   9.80

Total Earning Assets     744,792   59,252   7.96       713,806   55,563  7.78       712,405   60,900   8.55

Less Allowance
 for loan losses           8,982                         8,443                        8,456

                         735,810                       705,363                      703,949
Non-Earning Assets
 Cash and due from banks  70,433                        69,498                       66,941
 Bank premises and other
  equipment               19,950                        20,606                       21,219
 Other assets             13,362                        16,045                       21,371

Total Assets            $839,555                      $811,512                     $813,480

Interest Bearing Liabilities
 Deposits
  Interest bearing
   demand               $247,942    6,752   2.72      $221,483    6,046   2.73     $195,446    6,408   3.28
  Savings                 55,853    1,612   2.89        55,697    1,576   2.83       47,571    1,609   3.38
  Time                   274,812   11,817   4.30       295,883   13,123   4.44      333,886   18,645   5.58
 Securities sold under
  agreements to
  repurchase              32,960    1,199   3.64        30,193      876   2.90       29,212    1,080   3.70
 Other borrowed funds      3,320      206   6.20         2,442      147   6.02        3,391      198   5.84

Total Interest Bearing
 Liabilities             614,887   21,586   3.51       605,698   21,768   3.59      609,506    27,940  4.58

Non-interest Bearing Liabilities
 Commonwealth of Kentucky
  deposits                32,419                        29,744                       32,227
 Demand deposits -
  other deposits          89,073                        80,977                       77,651
 Other liabilities         6,059                         4,033                        5,841

  Total liabilities      742,438                       720,452                      725,225
 Shareholders' Equity     97,117                        91,060                       88,255

Total Liabilities and
 Shareholders' Equity   $839,555                      $811,512                     $813,480

Net interest income (TE)            37,666                       33,795                        32,960
TE basis of adjustment              (1,502)                        (951)                         (622)

Net interest income                $36,164                      $32,844                       $32,338

Net interest spread (TE)                     4.45%                        4.19%                        3.97%

Net interest margin (TE)                     5.06%                        4.73%                        4.63%

1 Income and yield stated at a fully tax equivalent basis (TE), using a 34%
  tax rate.
2 Loan balances include principal balances on non-accrual loans.
3 Loan fees included in interest income amounted to $1,731,000, $1,302,000 and $1,266,000 in 1994, 1993 and 1992, respectively.

Net interest income (TE) increased $3.9 million during 1994 to $37.7 million, which can be directly attributed to the $31.0 million increase in average earning assets. The major component of the increase in average earning assets is the $43.8 million increase in average loans. Interest-free funding sources as a percentage of average earning assets increased from 15.5% in 1993 to 16.31% in the current year. The change in the spread between rates earned and paid and the net interest margin are summarized below:

                                         1994     1993     % change
Spread between rates earned and paid     4.45%    4.19%      6.2%
Net interest margin                      5.06%    4.73%      7.0%

The following table is an analysis of the change in net interest income and the attributable factors.

Analysis of Changes in Net Interest Income (tax equivalent basis):

                                                     Variance                              Variance
                                    Variance       Attributed to        Variance         Attributed to
(In thousands)                     1994/1993 2    Volume     Rate      1993/1992 2      Volume    Rate
Interest Income
 Taxable investment securities     $ (1,433)    $   (922)  $   (511)   $  (2,629)     $  (554)  $  (2,075)
 Nontaxable investment securities 1   1,223        1,599       (376)         394          939        (545)
 Time deposits with banks, federal
  funds sold and securities
  purchased under agreement
  to resell                             126         (482)       608         (245)         169        (414)
 Loans 1                              3,773        4,048       (275)      (2,857)        (537)     (2,320)
  Total Interest Income               3,689        4,423       (554)      (5,337)          17      (5,354)

Interest Expense
 Interest bearing demand deposits       706          721        (15)        (362)         791      (1,153)
 Savings deposits                        36            4         32          (33)         252        (285)
 Time deposits                       (1,306)        (954)      (352)      (5,522)      (1,976)     (3,546)
 Securities sold under agreements
  to repurchase                         323           86        237         (204)          35        (239)
 Other borrowed funds                    59           54          5          (51)         (54)          3
  Total Interest Expense               (182)         (89)       (93)      (6,172)        (952)     (5,220)

Net Interest Income                 $ 3,871      $ 4,332    $  (461)     $   835       $  969     $  (134)
 Percentage change                      100%       111.9%     (11.9)%        100%       116.0%      (16.0)%

1 Income stated at fully tax equivalent basis using a 34% tax rate.
2 The changes which are not solely due to rate or volume are allocated on a percentage basis, using the absolute values of rate and volume variances as a basis for allocation.

As the table indicates, the $3.9 million increase for 1994 in net interest income (TE) is mainly attributed to the volume variance.

Asset Quality

The provision for loan losses represents charges made to earnings to maintain an adequate Allowance. Each subsidiary determines its level for the Allowance and maintains it at an amount believed to be sufficient to absorb possible losses that may be experienced in the credit portfolio. The following factors are used in establishing an appropriate Allowance:

  A careful assessment of the financial condition of individual borrowers

  A realistic determination of the value and adequacy of underlying collateral

  A thorough review of historical loss experience

  The condition of the local economy

  A comprehensive analysis of the levels and trends of loan categories

  A review of delinquent and criticized loans

The provision for loan losses increased $4.2 million compared to year end 1993. This increase is primarily a result of the bond claim settlement, which subsequently resulted in a negative provision for loan losses for 1993. The settlement increased the Allowance by an amount management felt exceeded the amount necessary to absorb possible future loan losses. Management subsequently reduced the Allowance balance to the amount necessary to absorb possible future losses on the total loans outstanding at that time, thus the resultant negative provision.

Excluding the bond claim settlement, the provision for loan losses actually decreased $1.1 million, or 35% during 1994. The Company had net charge offs of $1.8 million during 1994 compared to net recoveries of $2.3 million during 1993. Exclusive of the bond claim settlement, net charge offs decreased $1.2 million, or 40.0% during 1994. The Allowance totaled $8.9 million at year end 1994, or 1.7% of loans, net of unearned income, an increase of $400 thousand, or 4.7% from year end 1993. Management continues to emphasize collection efforts and evaluation of the risks within the loan portfolio.
The table below summarizes the loan loss experience for the past five years.

Year Ended December 31,
(In thousands)                1994      1993      1992      1991      1990

Average loans
 net of unearned income     $511,492  $467,738  $473,271  $482,355   $463,642

Balance of allowance for
 loan losses at beginning
 of period                  $  8,547  $  8,261  $  7,917  $  7,947   $  7,155
Loans charged off:
 Commercial, financial
  and agricultural               741     1,826     2,427     2,126      2,987
 Real estate                     416       638       611     2,213      5,076
 Installment loans to
  individuals                  1,467     1,483     1,233     1,460      1,202
 Lease financing                                                           17

   Total loans charged off     2,624     3,947     4,271     5,799      9,282

Recoveries of loans previously
 charged off:
 Commercial, financial and
  agricultural                   193       343       651       329        295
 Real estate                     230     5,409       371       354         75
 Installment loans to
  individuals                    418       507       357       268        292

   Total recoveries              841     6,259     1,379       951        662

Net loans charged off
 (recovered)                   1,783    (2,312)    2,892     4,848      8,620
Additions to allowance
 charged (credited) to expense 2,125    (2,026)    3,236     4,818      9,412

Balance at end of period    $  8,889  $  8,547  $  8,261  $  7,917   $  7,947

Ratio of net charge offs
 (recoveries) during period
 to average loans, net  of
 unearned income                 .35%    (.49)%      .61%     1.01%     1.86%

Noninterest Income

Noninterest income increased $876 thousand, or 8.2% to $11.5 million for the year. Factors contributing to the net increase were as follows:

  The nonrecurring recovery of $758 thousand ($503 thousand, net of tax)

  Income derived from a third party brokerage company selling investments at our locations which generated $105 thousand in rents and commissions

  Service charges and fees increased $97 thousand

  Trust income increased $45 thousand

  Securities gains decreased $78 thousand

The increase in service charges and fees are attributed to an increase in overdraft fees and demand deposit account service charges of $35 thousand and $80 thousand, respectively.

Noninterest Expense

Noninterest expense, excluding the provision for loan losses, increased $1.0 million, or 3.4% to $31.1 million. The largest component of noninterest expense is salaries and benefits which increased $793 thousand, or 5.2% to $15.9 million. The expansion of the consumer finance and commercial leasing subsidiaries, along with annual salary adjustments, contributed to this increase.

Equipment expense, the second largest component at $2.6 million, decreased $113 thousand, or 4.2%. Occupancy expenses were $2.0 million, an increase of $56 thousand, or 2.9%.

Federal Deposit Insurance Corporation (FDIC) insurance premiums decreased $61 thousand, or 3.9%. The Company experiences fluctuations in FDIC premiums due to the unpredictable deposits and withdrawals made by the Commonwealth of Kentucky. The FDIC is currently considering a proposal which, if adopted, would significantly decrease insurance premiums in 1995 and thereafter.

Bank shares tax increased $86 thousand, or 8.5%. Other real estate expenses decreased $97 thousand, or 28.2%. This decrease can be attributable to a 67.5% reduction in the amount of other real estate owned. Other real estate expenses should remain at lower levels, since most of the properties have been sold. Other noninterest expenses increased $357 thousand, or 4.9%.

Income Taxes

Income tax expense decreased $802 thousand, or 15.8% which correlates to the decrease in income before taxes and the higher percentage of tax free income. The effective tax rate for 1994 was 29.4% compared to 32.7% in 1993.

Change in Accounting Principle

In May 1993, the Financial Accounting Standards Board (FASB) issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities".
This statement addresses the accounting and reporting for investments in debt and equity securities and specifies that they are to be classified in three categories as follows:

  Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost.

  Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

  Debt and equity securities not classified as either of the above are classified as available for sale securities and reported at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity.

The standard was adopted on January 1, 1994. The Company does not have any securities classified as trading securities. Accordingly, debt securities where the Company does not have the positive intent or ability to hold to maturity are classified as securities available for sale and are carried at market value. Unrealized gains and losses on securities available for sale are reported as a separate component of shareholders' equity, net of tax effect. Prior to adoption of this statement, securities were carried at amortized cost.

Financial Condition

On December 31, 1994 assets were $852 million, an increase of $57 million, or 7.2% from year end 1993. Average assets for 1994 increased $28 million, or 3.5% to $840 million. Earning assets, primarily loans and investments, averaged $745 million, up $31 million or 4.3%. These increases can be attributed to the increase in the loan portfolio during 1994 and the unpredictable deposits and withdrawals by the Commonwealth of Kentucky.

Loans

Average loans increased $44 million, or 9.4% in 1994 to $511 million and represented 68.7% of total earning assets, up from 65.5% in 1993. Although not reflected in the end of period figures, average loan growth can be primarily attributed to the growth in variable rate mortgages and lease financing receivables. The average rate earned on the entire loan portfolio was 9.25% in 1994, relatively unchanged from 1993. On average, real estate mortgage loans increased $16.0 million, or 5.9%, to $287.1 million in 1994 and all growth was in variable rate real estate mortgages. Commercial loans averaged $129.6 million in 1994, up $10.2 million, or 8.5%. The primary source of this growth came from variable rate commercial loans. Installment loans averaged $68.6 million, an increase of $8.8 million, or 14.7%. This growth can be attributed to our consumer finance company and growing loan demand in the consumer market. Commercial leases averaged $7.2 million, up $6.8 million from 1993. This growth can be attributed to commercial leasing subsidiary, which was in its first full year of operation in 1994. In 1995, the Company does not expect loan volume to increase significantly. Commercial loans and leases will provide a moderate increase.

The composition of the loan portfolio is summarized in the table below:

Year Ended December 31,
(In thousands)                1994      %      1993      %      1992     %

Commercial, financial and
  agricultural              $163,834  30.1%  $130,252  26.6%  $137,050  29.1%
Real estate - construction    28,755   5.3     21,772   4.5     18,577   3.9
Real estate - mortgage       217,575  40.0    236,391  48.2    221,093  47.0
Installment                  120,373  22.1     99,730  20.3     93,676  19.9
Direct lease financing        14,029   2.5      2,200    .4        215    .1

 Total                      $544,566 100.0%  $490,345 100.0%  $470,611 100.0%

The following table indicates the amount of loans (excluding residential mortgages of 1-4 family residences, consumer loans and direct lease financing) outstanding at December 31, 1994, which, based on remaining scheduled repayments of principal, are due in the periods indicated.

Maturing                  Within     After One But        After
(In thousands)           One Year  Within Five Years   Five Years   Total

Commercial, financial
 and agricultural       $119,644       $ 37,534         $ 6,656   $163,834
Real estate -
 construction             24,281          4,474                     28,755

                        $143,925       $ 42,008         $ 6,656   $192,589

The table below shows the amount of loans (excluding residential mortgages of 1-4 family residences, consumer loans and direct lease financing) outstanding at December 31, 1994, which are due after one year classified according to sensitivity to changes in interest rates.

Interest Sensitivity                   Fixed       Variable
(In thousands)                          Rate         Rate

Due after one but within five years   $35,162      $ 6,846
Due after five years                    6,634           22

                                      $41,796      $ 6,868

Temporary Investments

Federal funds sold and securities purchased under agreement to resell are the primary components of temporary investments. These funds help in the management of liquidity and interest rate sensitivity. In 1994, temporary investments averaged $56 million, a decrease of $19 million, or 25.1% from year end 1993. This decrease can be attributed to loan growth.

Investment Securities

The majority of the investment portfolio is comprised of U.S. Treasury securities, Federal agency securities, tax-exempt securities, and mortgage-backed securities. Total investment securities were $193 million on December 31, 1994, an increase of $4 million, or 2.2% from year end 1993. Available for sale and held to maturity securities were $72 and $121 million, respectively. Total investment securities averaged $177 million, an increase of $6 million, or 3.5% from year end 1993. Net unrealized losses, net of tax effect, on available for sale securities was $521 thousand on December 31, 1994.

The following table summarizes the carrying values of investment securities on December 31, 1994. The investment securities are divided into available for sale and held to maturity securities. Available for sale securities are carried at the estimated fair value and held to maturity securities are carried at amortized cost.

                                                Available        Held
December 31, 1994 (In thousands)                 for Sale    to Maturity

U.S. Treasury securities                         $ 8,745        $ 45,559
Obligations of other U.S. Government
 agencies                                         55,855          18,192
Obligations of states and political subdivisions                  51,095
Mortgage-backed securities                         4,819           5,131
Other securities                                   3,047             500

Total                                            $72,466        $120,477

During 1993 and 1992, investment securities were carried at amortized cost. A summary of the carrying values during these time periods follows:

December 31, (In thousands)                   1993                 1992

U.S. Treasury securities                   $ 67,355             $ 68,534
Obligations of other U.S. Government
 agencies                                    68,529               49,425
Obligations of states and political
 subdivisions                                46,081               16,029
Mortgage-backed securities                    5,792               26,356
Other securities                              1,109                  500

Total                                      $188,866             $160,844

The following is an analysis of the maturity distribution and weighted average interest rates of investment securities at December 31, 1994. For purposes of this analysis, both available for sale and held to maturity securities are valued at amortized cost.

                                Within       After One But     After Five But      After
                               One Year    Within Five Years  Within Ten Years   Ten Years
(In thousands)              Amount   Rate    Amount   Rate      Amount  Rate   Amount   Rate

U.S. Treasury securities   $ 31,618  4.07%  $ 23,028  4.76%
Obligations of other U.S.
 Government agencies         36,059  5.86     38,443  4.67
States and political
 subdivisions                 6,333  5.31     29,702  6.20    $ 13,035  6.50%  $1,924   7.98%
Mortgage-backed securities        7  6.58      9,005  7.03                      1,030   7.04
Other                         2,408  5.78        500  7.75                        640   4.57

All securities             $ 76,425  5.07%  $100,678  5.33%   $ 13,035  6.50%  $3,594   7.11%

The calculation of the weighted average interest rates for each category is based on the weighted average costs of the securities. The weighted average tax rates on exempt state and political subdivisions is computed on a taxable equivalent basis using a 34% tax rate.

The Company shifted away from tax free securities in 1992, because of the alternative minimum tax (AMT). With the current components of taxable income, AMT is not expected to impact the Company's tax position in the near future. While monitoring the possibility of AMT, the Company began shifting back to tax free securities in 1993 and continued in 1994.

The investment portfolio carries varying degrees of risk. Investments in U.S. Treasury and Federal agency obligations have little or no credit risk. Obligations of states and political subdivisions are the areas of highest exposure in the portfolio. This risk is minimized through the purchase of high quality investments. Substantially all of the state political subdivision obligations (excluding non-rated securities of $13 million) in the investment portfolio were rated A or better by Moody Investors Services at December 31, 1994. The states and political subdivision obligations not rated are mostly small Kentucky issues. Management believes these non-rated securities are of high quality. The table is an analysis of the ratings of the Company's municipal obligations on December 31, 1994.

December 31, 1994 (In thousands)
                Par Value      Total
Aaa              $23,155       45.2%
Aa                   370         .7
A1                 2,180        4.3
A                 12,310       24.0
Baa1                  50         .1
Not Rated         13,190       25.7

     Total       $51,255      100.0%

Deposits

On December 31, 1994, deposits totaled $697 million, an increase of $39 million, or 5.9% from year end 1993. Deposits averaged $700 million, an increase of $16 million, or 2.4% from 1993.

On average, interest bearing and noninterest bearing demand deposits increased $26.4 million, or 11.9% and $10.8 million, or 9.7%, respectively. The increase in interest bearing demand deposits can be attributed to a shift in the Company's deposit mix during the past two years from time deposits to demand deposits. That, along with an increase in the Commonwealth of Kentucky's deposit of $2.7 million, or 9.1%, contributed to the increase in noninterest bearing demand deposits. Farmers Bank & Capital Trust Co., a subsidiary of the Company, is the general depository for the Commonwealth of Kentucky and has been for more than 70 years. The Commonwealth of Kentucky's deposit balance shows extreme fluctuations due to the unpredictability of their deposits and withdrawals.

Time deposits averaged $274.8 million in 1994, a decrease of $21.1 million, or 7.1%. Certificates of deposit with balances less than $100 thousand decreased $12.6 million, or 6.8%. Certificates of deposit with larger balances decreased $4.9 million, or 8.4%. Although the shift in the deposit mix was the major factor contributing to the decrease, it was mitigated by the creation of a new flexible rate certificate of deposit product in 1994. Due mainly to this new product, average certificates of deposit increased during the last quarter of 1994. Savings deposits averaged $55.9 million in 1994, relatively unchanged from 1993.

A summary of average balances and rates paid on deposits follows:

                           1994             1993              1992
                     Average  Average  Average  Average  Average  Average
(In thousands)       Balance   Rate    Balance   Rate    Balance   Rate

Noninterest demand
 deposits           $121,492   0.00%  $110,721   0.00%  $109,878   0.00%
Interest bearing
 demand deposits     247,942   2.72    221,483   2.73    195,446   3.28
Savings deposits      55,853   2.89     55,697   2.83     47,571   3.38
Time deposits        274,812   4.30    295,883   4.44    333,886   5.58

                    $700,099          $683,784          $686,781

Maturities of time deposits of $100,000 or more outstanding at December 31, 1994 are summarized as follows:

                           Time Deposits
(In thousands)               >$100,000

3 months or less              $15,258
Over 3 through 6 months        20,748
Over 6 through 12 months        9,004
Over 12 months                  9,941

                              $54,951

Nonperforming Assets

Nonperforming assets increased $1.0 million, or 12.9%, to $8.9 million at year end 1994. As a percentage of loans and other real estate owned, nonperforming assets were 1.7% in 1994, 1.6% in 1993, 3.7% in 1992 and 4.7% in 1991. While nonperforming assets increased in 1994, the performance over the past four years has been much better. Since 1991, nonperforming assets have decreased $14 million, or 61.1%. The percentage of nonperforming assets to loans and other real estate has decreased 300 basis points since 1991.
The largest component of the reduction in nonperforming assets is other real estate owned which has decreased $8.5 million, or 95.7% since 1991. This trend is a result of management's continued efforts to improve the quality of the loan portfolio. The Company's loan policy includes strict guidelines for approving and monitoring loans. The table below is a five year summary of nonperforming assets.

Year Ended December 31,
(In thousands)               1994     1993     1992     1991     1990

Loans accounted for on
 non-accrual basis         $ 3,913  $ 1,565  $ 3,981  $ 5,479  $11,717
Loans contractually past
 due ninety days or more     1,056    1,402    2,730    3,275    3,113
Restructured loans           3,538    3,734    5,266    5,247      998
Other real estate owned        380    1,169    5,541    8,865    4,580

Total nonperforming assets $ 8,887  $ 7,870  $17,518  $22,866  $20,408

Liquidity and Interest Rate Sensitivity

The liquidity of the Company is dependent on the receipt of dividends from its subsidiary banks (see Note 16 to the financial statements). Management expects that in the aggregate, its subsidiary banks will continue to have the ability to dividend adequate funds to the Company.

The Company's objective as it relates to liquidity is to insure that subsidiary banks have funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability. In order to maintain a proper level of liquidity, the banks have several sources of funds available on a daily basis which can be used for liquidity purposes. Those sources of funds are:

  The banks' core deposits consisting of both business and non-business deposits

  Cash flow generated by repayment of loan principal and interest

  Federal funds purchased and securities sold under agreements to repurchase

Liquidity projections are reviewed on a monthly basis. Generally, sources one and two are sufficient to meet liquidity requirements. The third source is available, but has not been utilized by the Company in recent history.

For the longer term, the liquidity position is managed by balancing the maturity structure of the balance sheet. This process allows for an orderly flow of funds over an extended period of time.

The following chart illustrates interest rate sensitivity at December 31, 1994 for various time periods. The purpose of this GAP chart is to measure interest rate risk utilizing the repricing intervals of the interest sensitive assets and liabilities. Rising interest rates are likely to increase net interest income in a positive GAP position while falling interest rates are beneficial in a negative GAP position. The Company has a negative GAP position through twelve months, but then shifts to a positive GAP position. This positioning is due to management's anticipated economic outlook and other competitive factors.

                                   After Three      After
                                   Months But    One Year But
                        Within    Within Twelve   Within Five    After
(In millions)        Three Months    Months          Years     Five Years Total

Interest earning
  assets:
 Investment securities  $ 61.6       $ 33.3        $ 81.5       $ 16.5   $192.9
 Federal funds sold       43.7                                             43.7
 Loans, net of unearned
  income                 215.5        168.1         138.2         11.4    533.2

   Total                $320.8       $201.4        $219.7       $ 27.9   $769.8
   Percentage of
    total interest
    earning assets        41.7%        26.2%         28.5%         3.6%   100.0%

Rate sensitive sources
  of funds used to
  finance interest
  earning assets:
 Interest bearing
  deposits             $373.5       $110.7         $102.4      $  6.2    $592.8
 Other borrowed funds    46.0          1.2             .5                  47.7

   Total               $419.5       $111.9         $102.9      $  6.2    $640.5
   Percent of total
    rate sensitive
    sources of funds     65.5%        17.5%          16.1%        1.0%    100.0%

Interest sensitivity
  gap                   (98.7)        89.5          116.8        21.7     129.3

Cumulative interest
  sensitivity gap       (98.7)        (9.2)         107.6       129.3

Interest sensitive
  assets to interest
  sensitive liabilities .76:1       1.80:1         2.14:1      4.50:1    1.20:1

Cumulative ratio of
  interest sensitive assets
  to interest sensitive
  liabilities           .76:1       .98:1          1.17:1      1.20:1

Effects of Inflation

Since most of the assets and liabilities are monetary in nature, inflation has a minor effect on banking concerns. Personnel costs, occupancy expenses and equipment costs all tend to reflect the inflation rate as measured by the consumer price index. The Company continues to attempt to offset such increases by raising noninterest income fees.

Shareholders' Equity

Shareholders' equity was $100.1 million on December 31, 1994, increasing $5 million, or 5.2% from year end 1993. Dividends of $4.8 million were declared during 1994. The Company's Board of Directors approved an increase in the quarterly dividend rate in the fourth quarter of 1994 from $.30 per share to $ .33 per share. The Company's capital ratios as of December 31, 1994 and the regulatory minimums are as follows:

                                Farmers Capital       Regulatory
                               Bank Corporation         Minimum

 Tier 1 risk based                  16.42%               4.00%

 Total risk based                   17.67%               8.00%

 Leverage                           11.47%               3.00%

The capital ratios of all the subsidiary banks, on an individual basis, were well in excess of the applicable minimum regulatory capital ratio requirements at December 31, 1994.

Stock Prices

Farmers Capital Bank Corporation's stock is traded in the National Association of Security Dealers Automated Quotation System (NASDAQ) National Market System, with sales prices reported by the National Association of Securities Dealers, under the NASDAQ symbol: FFKT. The table below is an analysis of the stock prices and dividends declared for 1994 and 1993.

Stock Prices
                                                                   Dividends
                             High                Low                Declared

1994
     Fourth Quarter         $40.50              $36.50                 $0.33
     Third Quarter           41.00               36.88                  0.30
     Second Quarter          43.00               37.00                  0.30
     First Quarter           39.50               33.00                  0.30

1993
     Fourth Quarter         $34.75              $31.50                 $0.30
     Third Quarter           33.00               26.50                  0.27
     Second Quarter          29.00               26.50                  0.27
     First Quarter           29.00               26.00                  0.27

Dividends declared per share increased $.12, or 10.8% and $.03 or 3.0%, in 1994 and 1993, respectively.

Accounting  Requirements

In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which addresses the accounting by creditors for impairment of a loan by specifying how allowances for credit losses related to certain loans should be determined. This statement also addresses the accounting by creditors for all loans that are restructured in a troubled debt restructuring involving a modification of terms of a receivable.

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

SFAS No. 114 shall be effective for fiscal years beginning after December 15, 1994. Due to the Company's high level of loan quality, the implementation of the statement will not have a material adverse impact on the Company's financial statements.

1993 Compared with 1992

Net income was $10.8 million in 1993 compared to $6.3 million in 1992, an increase of $4.5 million, or 71.4%. Net income per share increased to $2.79 from $1.63, or 71.2%. Of the increase, $3.9 million can be attributed to the bond claim settlement and the adoption of SFAS No. 109 during 1993. Return on average assets and average equity rose to 1.33% and 11.86% in 1993 compared to .78% and 7.16% in 1992.

Net interest income on a tax equivalent basis increased 2.5% to $33.8 million. The growth was due to the decline in rates paid on interest bearing liabilities being greater than the rates earned on interest earning assets. This also increased the spread between rates earned and paid and the net interest margin in 1993 to 4.19% and 4.73%, respectively compared to 3.97% and 4.63% in 1992.

Noninterest income increased $1.5 million, or 16.5% in 1993. The majority of the increase can be attributed to fees from the consumer finance subsidiary.

Noninterest expense increased $343 thousand to $30.0 million in 1993. Salaries and benefits, the largest component, increased $326 thousand. Occupancy expenses were up $213 thousand and equipment expenses were down $73 thousand. FDIC insurance premiums were down $66 thousand. Other real estate expenses decreased $519 thousand, or 60.1%.

Income tax expense was $5.1 million in 1993, an increase of $2.8 million from 1992, which correlates to the increase in income before taxes. The bond claim settlement increased income tax expense by $1.8 million. The effective tax rate for 1993 was 32.7% compared to 26.1% in 1992.

On December 31, 1993, the allowance for loan losses totaled $8.5 million, or 1.8% of loans, net of unearned, unchanged from 1992. The provision for loan losses decreased $5.3 million in 1993, which can be directly attributed to the bond claim settlement. Nonperforming assets declined $9.6 million, or 55.1% in 1993.

Average assets, average earning assets, average loans, and average deposits were relatively unchanged between 1993 and 1992.

Stockholders' equity was $95.1 million on December 31, 1993, an increase of $6.5 million, or 7.3% from 1992.

Item - 8 Financial Statements and Supplementary Data

To the Board of Directors and Shareholders
Farmers Capital Bank Corporation

We have audited the accompanying consolidated balance sheets of Farmers Capital Bank Corporation and Subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farmers Capital Bank Corporation and Subsidiaries as of December 31, 1994 and 1993 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 1994 the Company changed its method of accounting for certain investments in debt and equity securities. Also, as discussed in Notes 9 and 11 to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes and other postretirement benefits.


Coopers & Lybrand L.L.P.

Louisville, Kentucky
January 17, 1995


Consolidated Balance Sheets

December 31, (In thousands, except share figures)     1994           1993

Assets
Cash and cash equivalents:
 Cash and due from banks                            $ 56,304      $ 43,171
 Interest bearing deposits in other banks                577
 Federal funds sold and securities purchased under
   agreement to resell                                43,670        54,613

Total cash and cash equivalents                      100,551        97,784
Investment securities:
   Available for sale                                 72,466
   Held to maturity                                  120,477
   Carried at amortized cost                                       188,866
Loans                                                544,566       490,345
Less:
 Allowance for loan losses                            (8,889)       (8,547)
 Unearned income                                     (11,376)       (8,708)

Loans, net                                           524,301       473,090
Bank premises and equipment                           20,588        20,504
Interest receivable                                    6,778         6,420
Deferred income taxes                                  1,867         1,581
Other assets                                           4,675         6,024

Total Assets                                        $851,703      $794,269

Liabilities
Deposits:
 Noninterest bearing                                $104,615      $ 92,128
 Interest bearing                                    592,762       566,111

Total deposits                                       697,377       658,239
Other borrowed funds                                  47,710        35,332
Dividends payable                                      1,276         1,160
Interest payable                                       1,715         1,475
Other liabilities                                      3,561         2,972

Total liabilities

Commitments and contingencies
Shareholders' equity
Common stock, par value $.25 per share,
 4,804,000 shares authorized; 3,866,382
 shares issued and outstanding at
 December 31, 1994 and 1993                             967           967
Capital surplus                                       9,094         9,094
Retained earnings                                    90,524        85,030
Net unrealized loss on securities
 available for sale, net of tax                        (521)

Total shareholders' equity                          100,064        95,091

Total liabilities and shareholders' equity         $851,703      $794,269

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Income

For the years ended December 31,
(In thousands, except per share data)      1994        1993         1992

Interest income
Interest and fees on loans               $ 46,951    $ 43,291     $ 46,385
Interest on investment securities:
 Taxable                                    6,106       7,539       10,168
 Nontaxable                                 2,295       1,510        1,208
Interest on deposits in other banks           122          37           78
Interest on federal funds sold and
 securities purchased under agreement
 to resell                                  2,276       2,235        2,439

Total interest income                      57,750      54,612       60,278

Interest expense
Interest on deposits                       20,181      20,745       26,662
Interest on other borrowed funds            1,405       1,023        1,278

Total interest expense                     21,586      21,768       27,940

Net interest income                        36,164      32,844       32,338
Provision (credit) for loan losses          2,125      (2,026)       3,236

Net interest income after provision (credit)
 for loan losses                           34,039      34,870       29,102

Noninterest income
Service charges and fees on deposits        4,406       4,309        4,422
Trust income                                1,202       1,157        1,048
Investment (losses) gains, net                (74)          4           19
Other                                       5,997       5,185        3,653

Total noninterest income                   11,531      10,655        9,142

Noninterest expense
Salaries and employee benefits             15,953      15,160       14,834
Occupancy expenses, net                     1,991       1,935        1,722
Equipment expenses                          2,554       2,667        2,740
Bank shares tax                             1,097       1,011          985
Deposit insurance expense                   1,512       1,573        1,639
Other real estate owned, net                  247         344          863
Other                                       7,702       7,345        6,909

Total noninterest expense                  31,056      30,035       29,692

Income before income taxes and cumulative
 effect of change in accounting principle  14,514      15,490        8,552
Income tax expense                          4,264       5,066        2,235

Income before cumulative effect of change
 in accounting principle                   10,250      10,424        6,317
Cumulative effect of change in accounting
 principle                                                380

Net income                               $ 10,250    $ 10,804     $  6,317

Per common share:
Income before cumulative effect of change
 in accounting principle                 $   2.65    $   2.69     $   1.63
Cumulative effect of change in accounting
 principle                                                .10

Net income                               $   2.65    $   2.79     $   1.63
Weighted average shares outstanding         3,866       3,866        3,866

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity For Years Ended


                                                            Net unrealized gain(loss)     Total
December 31, 1994, 1993        Common   Capital   Retained        on securities        Shareholders'
and 1992 (In thousands)        Stock    Surplus   Earnings     available for sale         Equity
Balance at January 1, 1992   $    967  $  9,094  $ 76,377                                $ 86,438
Cash dividends declared,
 $1.08 per share                                   (4,176)                                 (4,176)
Net income                                          6,317                                   6,317

Balance at December 31, 1992      967     9,094    78,518                                  88,579
Cash dividends declared,
 $1.11 per share                                   (4,292)                                 (4,292)
Net income                                         10,804                                  10,804

Balance at December 31, 1993      967     9,094    85,030                                  95,091
Cumulative effect of net
 unrealized gain on securities
 available for sale, net of tax                                       $182                    182
Cash dividends declared,
 $1.23 per share                                   (4,756)                                 (4,756)
Net income                                         10,250                                  10,250
Net unrealized loss on securities
 available for sale, net of tax                                       (703)                  (703)

Balance at December 31, 1994 $    967  $  9,094  $ 90,524            $(521)              $100,064

The accompanying notes are an integral part of the consolidated financial statements

Consolidated Statements of Cash Flows

For the Years Ended December 31,
(In thousands)                                1994        1993       1992

Cash flows from operating activities:
 Net income                                 $ 10,250   $  10,804  $   6,317
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization             2,553       2,775      2,739
     Net amortization of investment
      securities premiums and
      discounts:
               Available for sale                117
               Held to maturity                  326
               Carried at amortized cost                     893      1,104
     Provision (credit) for loan losses        2,125      (2,026)     3,236
     Loans originated for sale                (3,840)     (5,035)    (8,649)
     Sale of loans                             3,840       5,035      8,649
     Deferred income tax expense (benefit)       (18)       (430)        39
     Loss on sale of fixed assets                 32          19         18
     Investment security (gains) losses:
          Available for sale                      74
          Carried at amortized cost                           (4)       (19)
     Changes in:
          Interest receivable                   (358)        408      2,130
          Other assets                           785       4,265      3,668
          Interest payable                       240        (477)    (1,321)
          Other liabilities                      589      (4,040)     3,651

 Net cash provided by operating activities    16,715      12,187     21,562

Cash flows from investing activities:
     Proceeds from maturities of investment
      securities:
          Available for sale                  73,841
          Held to maturity                    21,609
          Carried at amortized cost                       84,743     82,669
     Proceeds from sales of investment
      securities:
          Available for sale                  11,603
          Carried at amortized cost                        7,989      4,609
     Purchases of investment securities:
          Available for sale                 (77,005)
          Held to maturity                   (35,431)
          Carried at amortized cost                     (121,643)   (72,886)
     Net (increase) decrease in loans        (53,336)    (16,851)    15,290
     Purchases of bank premises and
      equipment                                 (921)     (1,649)    (1,510)
     Proceeds from sale of equipment               6          16        123

 Net cash provided by (used in) investing
  activities                                 (59,634)    (47,395)    28,295

Cash flows from financing activities:
     Net increase (decrease) in deposits      39,138     (26,976)  (117,395)
     Dividends paid                           (4,640)     (4,176)    (4,176)
     Net increase (decrease) in other
      borrowed funds                          11,188      (1,857)     7,667

 Net cash provided by (used in) financing
  activities                                  45,686     (33,009)  (113,904)

Net change in cash and cash equivalents        2,767     (68,217)   (64,047)
Cash and cash equivalents at beginning
 of year                                      97,784     166,001    230,048

Cash and cash equivalents at end of period  $100,551    $ 97,784   $166,001

Supplemental disclosures:
 Cash paid during the year for:
   Interest                                 $ 21,346    $ 22,245   $ 29,261
   Income taxes                                4,255       5,337      1,610
 Cash dividend declared and unpaid             1,276       1,160      1,044

The accompanying notes are an integral part of the consolidated financial statements

1. Summary of Significant Accounting Policies
The accounting and reporting policies of Farmers Capital Bank Corporation and Subsidiaries conform to generally accepted accounting principles and general practices applicable to the banking industry. The more significant accounting policies are summarized below:

 Principles of Consolidation:
  The consolidated financial statements include the accounts of Farmers Capital Bank Corporation (the "Company"), a bank holding company, and its subsidiaries, including its principal subsidiary, Farmers Bank & Capital Trust Co. All significant intercompany transactions and accounts have been eliminated in consolidation.

 Reclassifications:
  Certain amounts in the accompanying consolidated financial statements presented for prior years have been reclassified to conform with the 1994 presentation. These reclassifications do not affect net income or shareholders' equity as previously reported.

 Cash and Cash Equivalents:
  For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest bearing demand deposits in other banks, federal funds sold and securities purchased under agreements to resell. Generally, federal funds sold and securities purchased under agreements to resell are purchased and sold for one-day periods.

 Investment Securities:
  Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The statement requires that all investments in debt securities and all investments in equity securities that have readily determinable fair values be classified into three categories. Securities that management has positive intent and ability to hold until maturity are classified as held to maturity. Securities that are bought and held specifically for the purpose of selling in the near term are classified as trading securities. All other securities are classified as available for sale. Securities are designated as available for sale if management intends to use such securities in its asset/liability management strategy and therefore such securities may be sold in response to changes in interest rates and prepayment risk. Securities classified as trading and available for sale are carried at market value. Unrealized holding gains and losses for trading securities are included in current income.
  Unrealized holding gains and losses for available for sale securities are reported as a net amount in a separate component of stockholders' equity until realized. Investments classified as held to maturity are carried at amortized cost. Realized gains and losses on any sales of securities are computed on the basis of specific identification of the adjusted cost of each security and are included in noninterest income. Investments categorized as available for sale had an estimated fair value in excess of carrying value of $276,000 at January 1, 1994, and had the effect of increasing stockholders' equity by $182,000 (net of tax effect of $94,000).

 Loans:
  Loans are stated at the principal amount outstanding. Interest income on loans is recognized using the interest method based on loan principal amounts outstanding during the period. Accrual of interest is adjusted or discontinued on a loan when, in the opinion of management, its collection becomes doubtful.

 Provision for Loan Losses:
  The provision for loan losses charged to operating expenses is an amount that is sufficient to maintain the allowance for loan losses at an adequate level based on management's best estimate of possible future loan losses. Management's determination of the adequacy of the allowance is based on such considerations as the current condition and volume of the Company's loan portfolios, economic conditions within the Company's service areas, review of specific problem loans, and any other factors influencing the collectibility of the loan portfolios.

 Other Real Estate:
  Other real estate owned included with other assets on the accompanying consolidated balance sheets includes properties acquired by the Company through actual loan foreclosures or in-substance foreclosures. The real estate is stated at the lower of the recorded investment in the loan or estimated net realizable value.

 Bank Premises and Equipment:
  Bank premises, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation is computed primarily on the straight-line method over the estimated useful lives for furniture, equipment and buildings. Leasehold improvements are amortized over the shorter of the estimated useful lives or terms of the related leases on the straight-line method. Maintenance, repairs and minor improvements are charged to operating expenses as incurred and major improvements are capitalized. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income.

 Earnings Per Share:
  Earnings per share is calculated on the basis of the weighted average number of common shares outstanding.

2. Restrictions on Cash and Due From Banks
Included in cash and due from banks are certain noninterest bearing deposits that are held at the Federal Reserve Bank and correspondent banks in accordance with average balance requirements specified by the Federal Reserve Board of Governors. The total average balances maintained in accordance with such requirements as of December 31, 1994 and 1993 were $6,449,000 and $7,199,000, respectively.

3. Investment Securities
The following summarizes the amortized cost and estimated fair values of the securities portfolio at December 31, 1994. The summary is divided into available for sale and held to maturity securities.

Investment securities  - available for sale:

                                        Gross       Gross     Estimated
December 31, 1994         Amortized   Unrealized  Unrealized    Fair
(In thousands)              Cost        Gains       Losses      Value

U.S. Treasury             $  8,991                 $  246      $  8,745
Obligations of U.S.
  Government agencies       56,308     $   1          454        55,855
Mortgage-backed securities   4,910                     91         4,819
Other securities             3,046         1                      3,047

Total securities -
  available for sale      $ 73,255     $   2       $  791      $ 72,466


Investment securities - held to maturity:

                                        Gross       Gross      Estimated
December 31, 1994         Amortized   Unrealized  Unrealized     Fair
(In thousands)              Cost        Gains       Losses       Value

U.S. Treasury            $ 45,559      $   2       $  699      $ 44,862
Obligations of U.S.
  Government agencies      18,192                   1,045        17,147
Obligations of states
  and political
  subdivisions             51,095        333        1,835        49,593
Mortgage-backed securities  5,131                     228         4,903
Other securities              500                      10           490

Total securities -
  held to maturity       $120,477       $335      $ 3,817      $116,995

The following summarizes the amortized cost and estimated fair values of the securities portfolio at December 31, 1993. At December 31, 1993, all securities were carried at amortized cost.

                                       Gross        Gross      Estimated
December 31, 1993        Amortized   Unrealized   Unrealized     Fair
(In thousands)             Cost        Gains        Losses       Value

U.S. Treasury            $ 67,355     $  431        $  32       $ 67,754
Obligations of U.S.
  Government agencies      68,529        215           60         68,684
Obligations of states and
  political subdivisions   46,081      1,098          220         46,959
Mortgage-backed securities  5,792         12           46          5,758
Other securities            1,109         26                       1,135

   Total securities      $188,866     $1,782        $ 358       $190,290

The amortized cost and estimated fair value of the securities portfolio at December 31, 1994, by contractual maturity, are shown below. The summary is divided into available for sale and held to maturity securities.

                             Available for Sale          Held to Maturity
December 31, 1994          Amortized    Estimated     Amortized    Estimated
(In thousands)               Cost       Fair Value      Cost       Fair Value

Due in one year or less     $31,709       $31,654      $44,716       $44,052
Due after one year through
  five years                 39,911        39,208       60,767        58,352
Due after five years
  through ten years                                     13,035        12,725
Due after ten years           1,635         1,604        1,959         1,866

                            $73,255       $72,466     $120,477      $116,995

Proceeds from sales and maturities of investments in debt securities during 1994, 1993 and 1992 were $107,053,000, $92,732,000 and $87,278,000, respectively. Gross gains of $3,000, $48,000 and $19,000 and gross losses of $77,000, $44,000 and $0 for 1994, 1993 and 1992, respectively, were realized on those sales and maturities.

The amortized cost and estimated fair value of investment securities which were pledged as collateral for public deposits, treasury deposits, trust funds, customer repurchase agreements, and other purposes as required by law at December 31, 1994 are shown below. The securities are divided into available for sale and held to maturity.

Investment securities
(In thousands)             Available for Sale          Held to Maturity

 Amortized cost                $ 31,224                    $ 80,557
 Estimated fair value          $ 30,673                    $ 78,104

At December 31, 1993, the amortized cost of investment securities pledged was approximately $89,692,000.

4. Loans
Major classifications of loans are summarized as follows:

December 31, (In thousands)                      1994         1993

Commercial, financial and agricultural         $163,834     $130,252
Real estate - construction                       28,755       21,772
Real estate - mortgage                          217,575      236,391
Consumer                                        120,373       99,730
Lease financing                                  14,029        2,200

   Total loans                                  544,566       490,345
 Less unearned income                            11,376         8,708

   Total loans, net of unearned income         $533,190      $481,637

Loans to directors, executive officers, principal shareholders, including loans to affiliated companies of which directors, executive officers and principal shareholders are principal owners, and loans to members of the immediate family of such persons, were approximately $14,908,000 and $16,159,000 at December 31, 1994 and 1993, respectively. An analysis of the activity with respect to these loans follows:

(In thousands)

Balance, December 31, 1993               $ 16,159
Additions, including loans now meeting
 disclosure requirements                    4,214
Amounts collected, including loans no
 longer meeting disclosure requirements    (5,465)

Balance, December 31, 1994               $ 14,908

5. Allowance for Loan Losses
An analysis for the allowance for loan losses is as follows:

Year Ended December 31, (In thousands)    1994       1993      1992

Balance, beginning of year              $ 8,547    $ 8,261   $ 7,917
Provisions (credit) for loan losses       2,125     (2,026)    3,236
Recoveries                                  841      6,259     1,379
Loans charged off                        (2,624)    (3,947)   (4,271)

Balance, end of year                    $ 8,889    $ 8,547   $ 8,261

6. Nonperforming Assets

(In thousands)                          1994      1993       1992

Non-accrual loans                     $ 3,913   $ 1,565    $ 3,981
Loans past due 90 days or more          1,056     1,402      2,730
Restructured loans                      3,538     3,734      5,266

Total nonperforming loan balances
 at December 31,                        8,507     6,701     11,977
Other real estate owned                   380     1,169      5,541

Total nonperforming assets
 at December 31,                      $ 8,887   $ 7,870    $17,518

Nonperforming loans as a percentage
 of loans - net of unearned interest      1.6%      1.4%       2.6%
Nonperforming assets as a percentage
 of loans and other real estate owned     1.7%      1.6%       3.7%
Interest income that would have
 been recognized under original terms
 for the year on nonperforming loans   $  576     $  698   $ 1,280
Amount of interest income recognized
 for the year on nonperforming loans   $  117     $  431   $   879

7. Bank Premises and Equipment
Bank premises and equipment consist of the following:

December 31, (In thousands)                    1994       1993

Land, building and leasehold improvement     $ 21,769   $ 21,544
Furniture and equipment                        17,616     17,600

                                               39,385     39,144
Less accumulated depreciation and amortization 18,797     18,640
                                             $ 20,588   $ 20,504

Depreciation and amortization of bank premises and equipment was $1,973,000, $2,197,000 and $2,144,000 in 1994, 1993 and 1992, respectively.

8. Interest Bearing Deposits
Time deposits of $100,000 or more at December 31, 1994 and 1993 were $54,951,000 and $54,581,000, respectively.

9. Income Taxes
In February 1992, the Financial Accounting Standards Board (FASB) issued
SFAS No. 109, "Accounting for Income Taxes". The statement requires a change from the deferred method to the asset and liability method of computing deferred income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences on future years of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Effective January 1, 1993, the Company adopted the standard. The cumulative effect of this adoption was an increase in net income of $380,000 ($.10 per share).

The components of income tax expense are as follows:

(In thousands)                          1994     1993      1992

Currently payable                     $ 4,282  $ 5,116   $ 2,170
Deferred income taxes                     (18)     (50)       65

                                      $ 4,264  $ 5,066   $ 2,235

An analysis of the difference between the effective income tax rates and the statutory federal income tax rate follows:

(In thousands)                          1994     1993      1992

Federal statutory rate                  35.0%    34.0%     34.0%
Changes from statutory rates
 resulting from:
  Tax exempt interest                   (7.0)    (4.3)     (7.2)
  Nondeductible interest to
   carry municipal obligations            .7       .4        .1
  Amortization of intangibles            1.3      1.2       2.1
  Alternative minimum tax                                  (6.0)
  Surtax                                 (.7)
 Other, net                               .1      1.4       3.1

                                        29.4%    32.7%     26.1%

The tax effects of the significant temporary differences which comprise deferred tax assets and liabilities at December 31, 1994 and 1993 follows:

                                            1994      1993

Assets:
 Loan loss reserve                         $3,022    $2,879
 Deferred directors' fees                     125       104
 Postretirement benefit obligation            164        59
 Investment securities                        268
 Capital loss carry forward                    53
 Deferred tax asset valuation reserve         (50)
 Other                                        221       260

                                            3,803     3,302
Liabilities:
 Depreciation                               1,589     1,673
 Deferred loan fees                           125
 Lease financing operations                   163        20
 Other                                         59        28

                                            1,936     1,721

Net assets                                 $1,867    $1,581

As of December 31, 1994, management established a valuation allowance against the deferred assets relating to capital loss carryforwards realized from the sale of equity securities. If not utilized, the deferred asset and valuation allowance will expire December 31, 1999.

10.  Retirement Plans
The Company maintains a defined contribution-money purchase pension plan which covers substantially all employees. The Company's contributions under the plan are based upon a percentage of covered employees' salaries.

The Company has established a stock bonus/employee stock ownership plan for the benefit of substantially all employees of the Company. The Company's contributions under the plan are based upon a percentage of covered employees' salaries, and are paid at the discretion of the Board of Directors of the Company.

The Company has also established a profit-sharing (401K) plan which covers substantially all employees. The Company will match all eligible employee contributions up to 4% of the participant's compensation. The Company may, at the discretion of the Board, contribute an additional amount based upon a percentage of covered employees' salaries.

The total retirement plans' expense for 1994, 1993 and 1992 was $820,000, $741,000 and $702,000, respectively.

11.  Postretirement Benefits
The Company provides lifetime medical and dental benefits for certain eligible retired employees. Only employees meeting the eligibility requirements as of December 31, 1989 will be eligible for such benefits upon retirement. The entire cost of these benefits is paid for by the Company as incurred and totaled $86,000 and $104,000, respectively, for the years ended December 31, 1994 and 1993. The plan is unfunded.

In December of 1990, the FASB issued SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", which required that all such benefits be accounted for on an accrual basis rather than the prevalent cash basis. Management determined that the accumulated postretirement benefit obligation at January 1, 1993 was approximately $2,029,000. Management implemented this statement in the first quarter of 1993 and is amortizing the transition obligation over 20 years.

The following table sets forth the plan's status reconciled with the amount shown in the Company's balance sheets at December 31, 1994 and 1993.

(In thousands)                                  1994           1993

Accumulated postretirement benefit obligation
 Retirees and dependents                       $2,065         $1,392
 Fully eligible active plan participants          545            519
 Other active plan participants                   513            458

Total accumulated postretirement benefit
  obligation                                    3,123          2,369
 Unrecognized net loss                           (266)          (257)
 Unamortized transition obligation             (1,826)        (1,928)
 Unrecognized prior service cost                 (594)

Accrued postretirement benefit cost            $  437         $  184

The components of the net periodic postretirement benefit cost at December 31, 1994 and 1993 are as follows:

(In thousands)                               1994                1993

Service cost                               $   20              $   18
Interest on accumulated benefit obligation    213                 159
Amortization of transition obligation         147                 101

Total                                       $ 380               $ 278

Major assumptions:
 Discount rate                                8.0%                7.0%

For measurement purposes, a 13% annual rate of increase in the per capita cost of covered health care benefits for those below the age of 65 and 11% for those over 65 was assumed. The rate was assumed to decrease gradually to 6% by 2012 and remain at that level thereafter. The health care cost trend rate assumption has a significant affect on the amounts reported.

If the health care cost trend rate were to increase 1%, the service and interest cost would be $267,000 and the accumulated benefit obligation would be $3,497,000.

12.  Leases
The Company leases certain of its branch sites and certain banking equipment under operating leases. All of the branch site leases have renewal options of varying lengths and terms. The aggregate minimum rental commitments under these leases are not material.

13.  Financial Instruments With Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The financial instruments include commitments to extend credit and standby letters of credit.

These financial instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Total commitments to extend credit at December 31, 1994, were $84,017,000. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, marketable securities, inventory, property, plant and equipment, residential real estate, and income producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The credit risk involved in using letters of credit is essentially the same as that received when extending credit to customers. The Company had approximately $4,284,000 in irrevocable letters of credit outstanding at December 31, 1994.

14.  Concentration of Credit Risk
The Company's bank subsidiaries actively engage in lending, primarily in home counties and adjacent areas. Collateral is received to support these loans when deemed necessary. The most significant categories of collateral include cash on deposit with the Company's banks, marketable securities, income producing property, home mortgages, and consumer durables. Loans outstanding, commitments to make loans, and letters of credit range across a large number of industries and individuals. The obligations are significantly diverse and reflect no material concentration in one or more areas.

15.  Contingencies
The Company's bank subsidiaries are defendants in legal actions arising from normal business activities. Management believes these actions are without merit, that in certain instances its actions or omissions were pursuant to the advice of counsel, or that the ultimate liability, if any, resulting from them will not materially affect the Company's consolidated financial position, although resolution in any year or quarter could be material for that period.

16.  Dividend Limitations
Payment of dividends by the Company's subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. At December 31, 1994, combined retained earnings of the subsidiary banks were approximately $35,017,000 of which $1,880,000 is available for the payment of dividends in 1995 without obtaining prior approval from bank regulatory agencies.

17.  Bond Claim
During 1991, First Citizens Bank, Hardin County (the "Bank"), a subsidiary of the Company, filed a bond claim for $6,800,000 with its bonding company to recover losses incurred in 1990 resulting from an apparent scheme to defraud the Bank. After exhaustive efforts to settle the claim with the bonding company, the Bank initiated litigation during the first quarter of 1992 against the bonding company. During the third quarter of 1993, the Company reached a settlement in the amount of $5,279,000, which was accounted for as a loan loss recovery. Loan loss recoveries result in an increase in the allowance for loan losses ("Allowance"). The Allowance was subsequently adjusted to the amount necessary, as determined by management, to absorb possible future losses on total loans currently outstanding. The adjustment resulted in a reduction in the provision for loan losses to the extent that the provision for the year was negative.

18.  Effect of Implementing SFAS No. 114
In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which addresses the accounting by creditors for impairment of a loan by specifying how allowances for credit losses related to certain loans should be determined. This statement also addresses the accounting by creditors for all loans that are restructured in a troubled debt restructuring involving a modification of terms.

An impaired loan shall be measured by the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, at the loan's observable market price or fair value of the collateral if the loan is collateral dependant. If the measure of the impaired loan is less than the recorded investment, an impairment will be recognized by creating a valuation allowance with a corresponding charge to bad debt expense.

SFAS No. 114 shall be effective for fiscal years beginning after December 15, 1994. Due to the Company's high level of loan quality, the implementation of the statement will not have a material adverse impact on the Company's financial statements.

19.  Disclosures About Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

 Cash and Cash Equivalents:
  The carrying amount is a reasonable estimate of fair value.

 Investment Securities:
  For marketable equity securities held for investment purposes, fair values are based on quoted market prices or dealer quotes. For other securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

 Loan Receivables:
  For variable rate loans that reprice frequently with no significant change in credit risk, fair values are based upon carrying amounts.

  For certain homogeneous categories of loans, such as credit card receivables, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using a discount rate that has been adjusted for credit risk and the remaining maturities.

 Deposit Liabilities:
  The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The carrying amount for variable rate and fixed maturity money market accounts and certificates of deposit approximates fair value at the reporting date. The fair value of fixed rate and fixed maturity certificates of deposit is estimated using a discounted cash flow method that applies interest rates currently offered for certificates of deposit with similar remaining maturities.

 Commitments to Extend Credit and Standby Letters of Credit:
  Pricing of these financial instruments is based on the credit quality and relationship, fees, interest rates, probability of funding, compensating balance, and other covenants or requirements. Loan commitments generally have fixed expiration dates, variable interest rates and contain termination and other clauses which provide for relief from funding in the event there is a significant deterioration in the credit quality of the customer. Many loan commitments are expected to, and typically do, expire without being drawn upon. The rates and terms of the Company's commitments to lend, and standby letters of credit are competitive with others in the various markets in which the Company operates. There are no unamortized fees relating to these financial instruments, as such the carrying value and market value are both zero.

 Other Borrowed Funds:
  The fair value of other borrowed funds is estimated using rates currently available for debt with similar terms and remaining maturities.

The estimated fair values of the Company's financial instruments are as follows:

                                    1994                       1993
                              Carrying    Fair          Carrying     Fair
December 31, (In thousands)    Amount     Value          Amount      Value

Assets:
 Cash and cash equivalents    $100,551   $100,551       $ 97,784   $ 97,784
 Investments securities:
   Available for sale           72,466     72,466
   Held to maturity            120,477    116,995
   Carried at amortized cost                             188,866    190,290
 Loans, net                    524,301    518,356        473,090    476,059

Liabilities:
 Deposits                      697,377    695,348        658,239    656,824
 Other borrowed funds           47,710     46,489         35,332     34,487

20.  Quarterly Financial Data

Unaudited
(In thousands,                         Quarters Ended 1994
 except per share data) March 31,    June 30,      Sept. 30,      Dec. 31,

Interest income          $13,354     $13,863        $14,765       $15,768
Interest expense           5,035       5,104          5,546         5,901

Net interest income        8,319       8,759          9,219         9,867
Provision for loan losses    646         419            498           562

Net interest income after
 provision for loan losses 7,673       8,340          8,721         9,305
Other income               2,495       3,342          2,799         2,895
Other expense              7,501       7,478          7,883         8,194

Income before income taxes 2,667       4,204          3,637         4,006
Income tax                   797       1,260          1,059         1,148

Net income               $ 1,870     $ 2,944        $ 2,578       $ 2,858

Net income per common
 share                    $ 0.48     $  0.76        $  0.67       $  0.74

Weighted average shares
 outstanding               3,866       3,866          3,866         3,866



Unaudited
(In thousands,                          Quarters Ended 1993
 except per share data)   March 31,    June 30,      Sept. 30,     Dec. 31,

Interest income            $13,679     $13,560        $13,547      $13,826
Interest expense             5,778       5,435          5,364        5,191

Net interest income          7,901       8,125          8,183        8,635
Provision (credit) for loan
 losses                        828       1,012         (4,634)         768

Net interest income after
 provision (credit) for loan
 losses                      7,073       7,113         12,817        7,867
Other income                 2,758       2,654          2,616        2,627
Other expense                7,163       7,617          7,348        7,907

Income before income taxes
 and cumulative effect of
 change in accounting
 principle                   2,668       2,150          8,085        2,587
Income tax                     785         621          2,720          940

Income before cumulative
 effect of change in
 accounting principle        1,883       1,529          5,365        1,647
Cumulative effect of change
 in accounting principle       380

Net income                 $ 2,263     $ 1,529        $ 5,365      $ 1,647

Per common share:
 Income before cumulative
  effect of change in
  accounting principle     $  0.49     $  0.39        $  1.39      $  0.42
 Cumulative effect of
  change in accounting
  principle                   0.10

Net income                 $  0.59     $  0.39        $  1.39      $  0.42

Weighted average shares
 outstanding                 3,866       3,866          3,866        3,866

21.  Parent Company Financial Statements

Condensed Balance Sheets

December 31, (In thousands)              1994          1993

Assets
Cash on deposit with subsidiaries    $ 21,969      $  2,531
Investment in subsidiaries             78,577        92,377
Other assets                            1,723         2,021

Total assets                         $102,269      $ 96,929

Liabilities
Dividends payable                    $  1,276      $  1,160
Other liabilities                         929           678

Total liabilities                       2,205         1,838

Shareholders' Equity
Common stock                              967           967
Capital surplus                         9,094         9,094
Retained earnings                      90,524        85,030
Net unrealized loss on securities
 available for sale, net of tax          (521)

                                      100,064        95,091

Total liabilities and shareholders'
 equity                              $102,269      $ 96,929



Condensed Statements of Income

December 31, (In thousands)                 1994         1993      1992

Income
Dividends from subsidiaries             $ 24,090     $  4,038  $  3,041
Interest income                               72           48        48
Other income                                 740          388       181

Total income                              24,902        4,474     3,270
Expense
Other expense                              1,526        1,579     1,280

Total expense                              1,526        1,579     1,280

Income before income tax benefit,
 cumulative effect of change in accounting
 principle and equity in income of
 subsidiaries less amounts distributed
 to parent                                23,376        2,895     1,990
Income tax benefit                           154          378       274

Income before cumulative effect of change
 in accounting principle and equity in
 income of subsidiaries less amounts
 distributed to parent                    23,530        3,273     2,264
Cumulative effect of change in accounting
 principle                                              1,237

Income before equity in income of
 subsidiaries less amounts distributed
 to parent                                23,530        4,510     2,264
Equity in income of subsidiaries less
 amounts distributed to parent           (13,280)       6,294     4,053

Net income                              $ 10,250     $ 10,804  $  6,317

Condensed Statements of Cash Flows

December 31, (In thousands)                  1994         1993       1992

Cash flows from operating activities:
 Net income                              $ 10,250     $ 10,804      6,317
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
     Equity in income of subsidiaries
      less amounts distributed to parent   13,280       (6,294)    (4,053)
     Deferred income tax expense (benefit)     22       (1,237)
     Change in other assets and
      liabilities, net                        526         (723)       276

Net cash provided by operating activities  24,078        2,550      2,540

Cash flows from investing activities:
 Additional capitalization of subsidiary                           (1,100)

Net cash used in investing activities                              (1,100)

Cash flows from financing activities:
 Cash dividends                            (4,640)      (4,176)    (4,176)

Net cash used in financing activities      (4,640)      (4,176)    (4,176)

Net increase (decrease) in cash and cash
 equivalents                               19,438       (1,626)    (2,736)
Cash and cash equivalents at beginning
 of year                                    2,531        4,157      6,893

Cash and cash equivalents at end of year $ 21,969     $  2,531   $  4,157

Supplemental disclosures:
 Cash paid during the year for:
   Income taxes                          $  4,255     $  5,337   $  1,610
 Cash dividend declared and unpaid          1,276        1,160      1,044

                                   PART II

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with or changes in accountants during the three month period ended December 31, 1994.

                              PART III

Item 10 - Directors and Executive Officers of the Registrant

                             Positions and               Years of Service
                              Offices With                   With the
Executive Officer      Age     Registrant                   Registrant

Charles S. Boyd         53   Director 1, President              31*
                              and CEO

James H. Childers       52   Executive Vice President           25*
                             Director 2

Additional information required by Item 10 is hereby incorporated by reference from the Registrant's definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 9, 1995 which is included as Exhibit 22.

* Includes years of service with the Registrant and Farmers Bank & Capital Trust Co.

1 Also a director of Farmers Bank, Horse Cave Bank, Farmers Georgetown Bank,
  United Bank, Lawrenceburg Bank, First Citizens Bank, FCB Services and
  Money One.

2 A director of Farmers Georgetown Bank.

Item 11 - Executive Compensation

Item 12 - Security Ownership of Certain Beneficial Owners and Management

Item 13 - Certain Relationships and Related Transactions

The information required by Items 11 through 13 is hereby incorporated by reference from the Registrant's definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 9, 1995 which is included as Exhibit 22.


                                     PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

 (a)  List of documents and exhibits

      1 & 2  Financial Statements and Schedules       Reference (page)

        Report of Independent Accountants                   25

        Consolidated Balance Sheets at
          December 31, 1994 and 1993                        26

        Consolidated Statements of Income for the
          years ended December 31, 1994, 1993 and 1992      27

        Consolidated Statements of Changes in
          Stockholders Equity for the years
          ended December 31, 1994, 1993 and 1992            28

        Consolidated Statements of Cash Flows for the
          years ended December 31, 1994, 1993 and 1992      29

        Notes to the Consolidated Financial Statements      30-43

   All schedules are omitted for the reason they are not required, or are not applicable, or the required information is disclosed elsewhere in the financial statements and related notes thereto.

    3. Exhibits:

       21. Subsidiaries of the Registrant

       22. Published report regarding matters submitted to a vote of security holders.

       27. Financial Data Schedule

 (b)  Reports on Form 8-K

   No reports on Form 8-K have been filed by the Registrant during the three month period ended December 31, 1994.

 (c)  Exhibits

      See list of exhibits set forth on page 48.

 (d)  Separate Financial Statements and Schedules

      None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FARMERS CAPITAL BANK CORPORATION

                                   By:  Charles S. Boyd
                                        Charles Scott Boyd
                                        President and Chief Executive Officer

                                        Date: 3/28/95

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Charles S. Boyd            President, Chief Executive Officer 3/28/95
Charles Scott Boyd          and Director (principal executive
                            officer of the Registrant)

John P. Stewart            Chairman                           3/28/95
John Poage Stewart

Michael M. Sullivan        Director                           3/28/95
Michael Meagher Sullivan

Joseph C. Yagel            Director                           3/28/95
Joseph Charles Yagel

Warner U. Hines            Director                           3/28/95
Warner Underwood Hines

John Hopkins               Director                           3/28/95
John James Hopkins II

J.D. Sutterlin             Director                           3/28/95
John Douglas Sutterlin

William R. Sykes           Director                           3/28/95
William Ray Sykes

E. Bruce Dungan            Director                           3/28/95
Elwood Bruce Dungan

C. Douglas Carpenter       Vice President and CFO             3/28/95
Cecil Douglas Carpenter     (principal financial and
                             accounting officer)


                        FARMERS CAPITAL BANK CORPORATION
                               INDEX OF EXHIBITS

  21.  Subsidiaries of the Registrant

  22. Published report regarding matters submitted to a vote of security holders.

  27.  Financial Data Schedule


                                   EXHIBIT 21
                         Subsidiaries of the Registrant

The following table provides a listing of the direct and indirect operating subsidiaries of the Registrant, the percent of voting stock held by the Registrant as of December 31, 1994 and the jurisdiction or organization in which each subsidiary was incorporated or organized.

                                                           Percentage of Voting
                                            Jurisdiction       Stock held by
Subsidiaries of the Registrant             of Organization       Registrant

Farmers Bank & Capital Trust Co.               Kentucky             100%

United Bank & Trust Company                    Kentucky             100%

First Citizens Bank, Hardin County, Inc.       Kentucky             100%

Lawrenceburg National Bank                     Kentucky             100%

Farmers Bank and Trust Company                 Kentucky             100%

Horse Cave State Bank                          Kentucky             100%

FCB Services, Incorporated                     Kentucky             100%

Farmers Capital Insurance Company 1            Kentucky             100%

Farmers Bank Realty Company 2                  Kentucky

Farmers Bank Financial Services Corporation 2  Kentucky

Frankfort ATM Ltd. 3                           Kentucky

Money One Credit of Kentucky. Inc. 2           Kentucky

Money One Credit Company 4                     Kentucky

Leasing One Corporation 2                      Kentucky

1    Dormant company, no activity to date.

2    A wholly-owned subsidiary of Farmers Bank & Capital Trust Company.

3 A fifty (50%) percent owned joint venture of Farmers Bank & Capital Trust Company.

4 A partnership of which ninety-eight (98%) is owned by Farmers Bank & Capital Trust Company, one (1%) percent is owned by Money One Credit of Kentucky, Inc. and one (1%) percent is owned by Farmers Bank Realty Company.


                               Exhibit 22
   Published report regarding matters submitted to a vote of security holders

                    Farmers Capital Bank Corporation
                             One Farmers Bank Plaza
                          Frankfort, Kentucky   40601

                    Notice of Annual Meeting of Shareholders
                            to be Held May 9, 1995

The Annual Meeting of Shareholders of Farmers Capital Bank Corporation (the "Corporation") will be held at the main office of Farmers Bank & Capital Trust Co., One Farmers Bank Plaza, Frankfort, Kentucky, on Tuesday, May 9, 1995 at 11:00 a.m. for the following purposes:

 1. The election of four directors for three-year terms ending in 1998 or until their successors have been elected and qualified;

 2. Ratification of the appointment of Coopers & Lybrand as independent accountants for the Corporation and its subsidiaries for the calendar year 1995; and

 3. The transaction of such other business as may properly come before the meeting or any adjournment or adjournments thereof.

Only shareholders of record at the close of business on April 1, 1995 are entitled to notice of and to vote at this meeting, or any adjournment thereof. The stock transfer books will not be closed.

It is desirable that as many shareholders as possible be represented at the meeting. Consequently, whether or not you now expect to be present, please execute and return the enclosed proxy. You may revoke the proxy at any time before the authority therein is exercised. Simply complete, date, sign and return the proxy in the enclosed prepaid envelope.

                              By order of the Board of Directors,


                              James H. Childers
                              James Howard Childers
                              Secretary

Frankfort, Kentucky
April 3, 1995



Your Vote Is Important

Please date, sign and promptly return the enclosed proxy in the accompanying postage-paid envelope.

Farmers Capital Bank Corp
One Farmers Bank Plaza
Frankfort, Kentucky   40601
502/227-1600

                          Proxy Statement
                   Annual Shareholders Meeting-May 9, 1995

General

The Board of Directors of Farmers Capital Bank Corporation (the "Corporation") hereby solicits your proxy for use at the Annual Shareholder's Meeting (the "Meeting"). The Meeting will be held at the main office of Farmers Bank & Capital Trust Co. ("Farmers Bank"), One Farmers Bank Plaza, Frankfort, Kentucky, on Tuesday, May 9, 1995 at 11:00 a.m., or at any adjournment thereof. The persons named as proxies in the form of proxy, Charles S. Boyd and Dr. John P. Stewart, have been designated as proxies by the Board of Directors.

When the enclosed proxy is executed and returned before the Meeting, the shares represented thereby will be voted at the Meeting as specified thereon. Any person executing the enclosed proxy may revoke it prior to the voting at the Meeting by giving written notice of revocation to the Secretary of the Corporation, by filing a proxy bearing a later date with the Secretary or by attending the Meeting and voting his or her shares in person.

This Proxy Statement and the accompanying form of proxy are first being sent to shareholders on or about April 3, 1995.

Matters to be Considered

The matters which the Board of Directors proposes to bring before the shareholders at the Meeting are as follows:

 1. Election of four directors for three-year terms ending in 1998, or until their successors have been elected and qualified;

 2. Ratification of the appointment of Coopers & Lybrand as independent accountants for the Corporation and its subsidiaries for the calendar year 1995.

The four nominees for director receiving the highest number of votes shall be elected directors, to hold the office for three year terms ending in 1998 or until their successors are elected and qualified.

Under Kentucky law, the presence in person or by proxy of at least a majority of the shares of outstanding common stock entitled to vote is necessary to constitute a quorum.

Voting

Voting rights are vested exclusively in the holders of shares of Corporation Common Stock. A shareholder is entitled to one vote per share of Corporation Common Stock owned on each matter coming before the Meeting except that voting rights are cumulative in connection with the election of directors.
In the election of directors, each shareholder is entitled to as many votes as are equal to the number of such shareholder's shares of Corporation Common Stock multiplied by the number of directors to be elected, and the shareholder may cast all such votes for a single nominee or distribute such votes among two or more nominees as the shareholder sees fit. For example, if you own 100 shares of Corporation Common Stock you can give each of the four nominees 100 votes, one of the nominees all 400 votes or any other division of your 400 votes among the nominees as you see fit. Any vote for the election of directors of the Board of Directors proxy form as described herein will constitute discretionary authority to the named proxies to cumulate the votes to which such proxy forms relate as they shall determine.

Only shareholders of record at the close of business on April 1, 1995 will be entitled to receive notice of and to vote at the Meeting. On April 1, 1995 there were 3,866,382 shares of Corporation Common Stock issued and outstanding.

Shareholders being present in person or by proxy representing a majority of the outstanding shares of the Corporation shall constitute a quorum. If a quorum is present, a majority of the votes cast in person or by proxy shall constitute a plurality meaning that the individuals who receive the largest number of votes are elected as directors. Accordingly, any shares not voted (whether by withholding authority, broker's non-vote or otherwise) have no impact on the election of directors except to the extent that the failure to vote for an individual results in another individual receiving a large number of votes.

The following table gives the indicated information as to all persons or entities known to the Corporation to be beneficial owners of more than five (5%) percent of the shares of Corporation Common Stock. Unless otherwise indicated, beneficial ownership includes both voting power and investment power.


                         Amount an Nature
                         of Beneficial
                         Ownership of
                         Corporation
Name and Address of      Common Stock as of            Percent
Beneficial Owner         April 1, 1995                 of Class 1


Farmers Bank & Capital      478,083.868 2                12.4
Trust Co., as Fiduciary
One Farmers Bank Plaza
Frankfort, KY  40601

1 Based on 3,866,382 shares of Corporation Common Stock outstanding as of April 1, 1995.

2 The shares indicated are held by the Trust Department of Farmers Bank, a subsidiary of the Corporation, in fiduciary capacities as trustee, executor, agent or otherwise. Of the shares indicated, Farmers Bank has the sole right to vote 432,087.868 shares, or approximately 11.2% of the outstanding shares. All such shares will be voted at the Meeting. Farmers Bank holds no voting power with respect to 45,996 shares of Corporation Common Stock which it holds in a fiduciary capacity.

  In addition, of the shares indicated, Farmers Bank has sole investment power with respect to 200,739 shares (5.2% of outstanding shares), shared investment power with respect to 171,240 shares (4.4% of the outstanding shares) and no investment power with respect to 106,104.868 shares (2.7% of the outstanding shares).

Election of Directors

Pursuant to the Corporation's Articles of Incorporation, as amended, at the 1995 Annual Meeting of Shareholders there shall be elected four directors who shall hold office for three-year terms ending in 1998, or until their successors are elected and qualified.

The persons named in the enclosed proxy will vote such proxy for the election of the nominees listed in the table below, under the caption "Nominees for three-year terms ending in 1998," for the office of director. If any of the nominees listed has become unavailable for any reason at the time of the Meeting, the persons named in the proxy will vote for such substitute nominee as they, after consultation with the Corporation's Board of Directors, shall determine. The Board of Directors currently knows of no reason why any of the nominees listed below is likely to become unavailable. If considered desirable, cumulative voting will be exercised by the persons named in the proxy to elect as many of such nominees as possible.


                                                Principal
                   Has Served   Position and   Occupation
Nominee            As Director  Offices with   During the          Other
and age            Since 1      Corporation 2  Past Five Years 3 Directorships 4

                 Nominees for Three Year Terms Ending in 1998

Warner U. Hines       1982      Director         Realtor,          Kentucky
(67)                                             Hines &           Investors,
                                                 McDonald          Inc.

John J. Hopkins       1982      Director         Attorney          GTE South,
(69)                                                               Inc.

Dr. John P. Stewart   1982      Chairman of      Radiologist
(67)                            the Boards       (retired)
                                of Directors of
                                the Corporation
                                and Farmers Bank

William R. Sykes      1989      Director and     President and Chief
(58)                            Vice President;  Executive Officer of
                                Director, FCB    Farmers Bank
                                Services, Inc.
                                and Leasing One
                                Corp.


                                               Principal
                     Has Served  Position and  Occupation
Nominee              As Director Offices with  During the           Other
and age              Since 1     Corporation 2 Past Five Years 3 Directorships 4

                  Continuing Directors Whose Terms Expire in 1996

Charles O. Bush          1982    Director;     Director
(62)                             Director,
                                 Money One
                                 Credit Corp.

E. Bruce Dungan          1982    Director      President and
(66)**                                         Chief Executive
                                               Officer of
                                               Corporation,
                                               May 1988 to
                                               December 1991;

Michael M. Sullivan 5     1982   Director and  Vice President-Cashier
(57)                             Vice President   of Farmers Bank
                                 of Corporation;
                                 Senior Vice
                                 President, FCB
                                 Services, Inc.


                Continuing Directors Whose Terms Expire in 1997

Charles S. Boyd        1992     Director;       Senior Vice President
(53)*                           President and   and Chief Financial
                                Chief Executive Officer of Corporation
                                Officer of the  and Farmers Bank
                                Corporation

Dr. John D. Sutterlin  1982     Director;       Dentist, Sutterlin
(54)                            Director Leasing   & Bradshaw, P.S.C.
                                One Corp.

Joseph C. Yagel, Jr.   1982     Director         President, J. C.
(67)                                             Yagel Hardware, Inc.

* Also a director of United Bank & Trust Co. ("United Bank"), Lawrenceburg National Bank ("Lawrenceburg Bank"), Farmers Bank and Trust Co. in Georgetown, Kentucky ("Farmers Georgetown Bank"), First Citizens Bank, Hardin County, Inc., Horse Cave State Bank ("Horse Cave BanK"), and FCB Services, Inc., all of which are subsidiaries of the Corporation as well as Money One Credit of Kentucky, Inc. ("Money One"), a subsidiary of Farmers Bank.

** Also a director of "First Citizens Bank", "Horse Cave Bank", FCB Services,
   Inc., and Money One.

1 Refers to the year in which the nominee or the continuing director became a director of the Corporation.

2 All directors are also directors of Farmers Bank & Capital Trust Co.

3 None of the corporations or organizations listed in this column, apart from Farmers Bank, are parents, subsidiaries or affiliates of the Corporation.

4 Listed are directorships held by each nominee or continuing director in any corporation with a class of securities registered with the Securities and Exchange Commission pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of that Act, or any corporation registered as an investment company under the Investment
  Company Act of 1940.

5 Michael M. Sullivan and Joseph C. Yagel, Jr. are first cousins. Apart from that relationship, none of the directors are related by blood, marriage or adoption in relationship less remote than second cousin to any other director.

In addition to the nominees and continuing directors listed in the table above, Mr. Frank Sower and Mr. Charles T. Mitchell serve as Advisory Directors to the Corporation. The retirement policy for directors of the Corporation states that directors shall retire upon reaching age 70 and may at that time, at the discretion of the Board of Directors, become Advisory Directors.

During 1994, the Board of Directors of the Corporation had a total of ten meetings. With the exception of Mr. Hopkins, each of the Corporation's directors attended at least seventy percent (70%) of the aggregate number of meetings of the Board of Directors and the committees on which each such director served.

Committees of the Board of Directors

There are three standing committees of the Board of Directors of the Corporation; the Retirement Committee, the Audit Committee, and Compensation Committee. The Retirement Committee consists of William R. Sykes, Charles S. Boyd, G. Anthony Busseni - President, Farmers Georgetown Bank, Brenda Rogers
- Secretary of Farmers Bank, James E. Staples - Vice President, Farmers Capital Bank Corporation, Paul H. Vaughn - Executive Vice President of Lawrenceburg National Bank, Charles T. Mitchell and John J. Hopkins. During 1994, the Retirement Committee met two times.

The Audit Committee consists of Charles T. Mitchell, Warner U. Hines, Dr. John P. Stewart and Joseph C. Yagel, Jr. During 1994, the Audit Committee met four times.

The Compensation Committee met once during 1994.

Stock Ownership of Management

The table below gives the indicated information as to the shares of Corporation Common Stock beneficially owned by all directors and nominees, advisory directors and executive officers. Unless otherwise indicated, beneficial ownership includes both voting power and investment power.

                    Amount and Nature of
                    Beneficial Ownership of             Percent
                    Corporation Common                    of
Name                Stock as of April 1, 1995 1         Class 2

Charles S. Boyd             8,407.406 3                    .22

Charles O. Bush             7,000.000  4                   .18

E. Bruce Dungan            39,917.686 5                   1.04

Warner U. Hines            15,907.158 6                    .42

John J. Hopkins            75,700.000 7                   1.96

Charles T. Mitchell        16,500.000 8                    .43

Frank W. Sower            160,067.000 9                   4.14

John P. Stewart            37,750.000 10                   .98

Michael M. Sullivan       112,292.494 11                  2.90

John D. Sutterlin          29,738.765 12                   .77

William R. Sykes            7,263.785 13                   .19

Joseph C. Yagel, Jr.       50,050.000 14                  1.30

James H. Childers           7,358.262 15                   .19

Gordon M. Taylor           17,798.893 16                   .46

All directors and
nominees, advisory
directors and officers
as a group                585,834.985                    15.18

1 All entries are based on information provided to the Corporation by its directors and officers. The persons listed, unless otherwise indicated, are the sole owners of the reported securities and accordingly exercise both sole voting and sole investment power over the securities. However, as indicated in the following footnotes, this column includes, in some instances, shares of the Corporation Common Stock in which members of the immediate family of the person listed have a specified interest, as well as shares in which entities owned or controlled by the person listed has a specified interest. These shares are reported because of the definition of "beneficial ownership" for purposes of federal securities laws. In each case, the director disclaims beneficial ownership of any such shares and declares that the filing of this statement shall not be construed as an admission that the director is, for the purposes of sections 13(d) or 14(d) of the Securities Exchange Act of 1934, the beneficial owner of such securities.

2 Based on 3,866,382 shares of Corporation Common Stock outstanding as of April 1, 1995.

3 Includes 5,719.433 shares held jointly with Mr. Boyd's wife, Lee Boyd; and
  365.369 shares held for him in the Employees Stock Owner Plan (the ESOP).

4 Includes 5,925 shares held in trust for the benefit of Mr. Bush's wife and children, with Mr. Bush's wife serving as trustee and over which Mr. Bush has sole investment and voting power.

5 Includes 2,625 shares owned by Mr. Dungan's son, Bruce G. Dungan, a Vice
  President of Farmers Bank, 1,000 shares held by Mr. Dungan's son, Patrick M. Dungan, and 21,000 shares owned by Mr. Dungan's wife, Peggy D. Dungan; and
  605.975 shares held for him in the ESOP.

6 Includes 1,850 shares owned by Mr. Hines' wife, Suzanne W. Hines; and
  910.422 shares owned by three of Mr. Hines' children.

7 Includes 4,000 shares held by Mr. Hopkins' wife, Patricia M. Hopkins; 2,750 shares held by Mr. Hopkins' son, John J. Hopkins III; 2,650 shares held by Mr. Hopkins daughter, Mary Hopkins Thacker; 100 shares jointly held Mr. Hopkins' daughter and her husband, B. Thomas Thacker; 100 shares owned by Mr. Hopkins' son-in-law, B. Thomas Thacker; and 100 shares owned jointly by Mr. Hopkins' wife and her mother, Mrs. Elsie B. Moore.

8 Includes 3,600 shares owned by Mr. Mitchell's wife, Jean G. Mitchell; 3,700 shares held in Individual Retirement Account established by Mr. Mitchell with Farmers Bank serving as trustee.

9 Includes 17,400 shares owned by Mr. Sower's wife, Minnie Lynn Sower; 9,650 shares owned by Mr. Sower's son, Frank W. Sower, Jr.; 18,120 shares owned by Mr. Sower's son, John R. Sower; 3,897 shares held by Mr. Sower's daughter, Lynn Sower Bufkin.

10 Includes 30,750 shares held by Dr. Stewart as trustee for his own benefit;
   5,000 shares held in trust by Farmers Bank for the benefit of three of Dr. Stewart's children.

11 Includes 17,040 shares held by Pat Sullivan Insurance Agency, Inc., of which Mr. Sullivan is President; 1,125 shares owned by Mr. Sullivan's three children; 280 owned by Mr. Sullivan's wife Lynn Sullivan; and 262.494 shares held for him in the ESOP.

12 Includes 7,960 shares held in a private pension plan established by Dr.
   Sutterlin with Farmers Bank serving as trustee; and 78.765 shares held by Dr. Sutterlin's three children.

13 Includes 567.798 shares held for him in the ESOP, and 1,444.964 held by his wife, Sue A. Sykes.

14 Includes 4,515 shares held by Mr. Yagel's wife Sallie E. Yagel; 18,460 shares held by her as trustee for her benefit; 21,090 shares held by Mr. Yagel as trustee for his benefit; and 1,000 shares held in Mr. Yagel's IRA.

15 Includes 341.316 shares held in a Keogh Plan Account; 675 shares held in trust for his children with his wife serving as a trustee; and 341.946 held by the ESOP.

16 Includes 400 shares owned by his wife, Joan H. Taylor; and 403.893 held for him in the ESOP.

                     Further Information As To Management

Compensation

During 1994, Mr. Boyd received compensation from the Corporation as President and Mr. Childers received compensation from the Corporation as Executive Vice President. Messrs. Sykes and Taylor received their compensation through Farmers Bank. The following table shows the cash compensation paid in 1994 by either the Corporation or Farmers Bank to the Corporation's four most highly compensated executive officers.



                                           Long Term Compensation
           Annual Compensation               Awards          Payouts

(a)       (b)   (c)     (d)       (e)     (f)        (g)      (h)    (i)

                                  Other
Name                              Annual  Restricted                  All Other
and                               Compen- Stock               LTIP    Compen-
Principal       Salary            sation  Awards     Options/ Payouts sation 2
Position   Year  ($) 1     Bonus($) ($)     ($)        SARs(#)  ($)       ($)

Charles S.
Boyd       1992 135,275.67 23,695.04                                 10,255.41
President  1993 160,499.99                                           11,404.14
& CEO      1994 174,922.75  7,103.69                                 14,746.13

William R.
Sykes
President
& CEO      1992 170,463.14 19,174.05                                 12,486.40
Farmers    1993 170,535.98 15,980.08                                 12,643.38
Bank       1994 170,535.98  6,902.66                                 14,526.79

Gordon M.
Taylor
Treasurer &
EVP        1992 101,320.75  6,835.50                                  7,819.98
Farmers    1993 103,352.88  7,054.87                                  7,976.35
Bank       1994 106,315.38  4,165.02                                  9,253.78

James H.
Childers
EVP,       1992  90,804.82 11,342.50                                  6,987.98
Secr.,     1993  92,749.97                                            7,143.97
Gen.       1994  95,749.99  3,770.55                                  8,374.47
Counsel

1 The compensation indicated in this column includes cash compensation to such persons in all capacities indicated as well as compensation in the form of director's fees for service as a director of one or more of the Corporation's subsidiaries.

2 The amounts reflected in this column include the amounts contributed by the Corporation to the accounts of the named individuals in the Corporation Pension Plan and the Corporation Salary Savings Plan, both of which are described below.

Compensation of Directors

Directors of the Corporation who are not employed as officers of either the Corporation or any subsidiary receive an annual fee of $2,000.00. Directors of the Corporation who are not employed by the Corporation or any subsidiary, but who are also directors of Farmers Bank receive an annual fee from the Bank of $10,000 plus $50 per meeting attended for membership on Farmers Bank committees such as the Trust Committee, the Audit Committee and the Loan Committee. Dr. John P. Stewart receives $6,000.00 in addition to his normal director's fee for his services as Chairman of the Board.

Compliance with Section 16 (2) of the Exchange Act:

According to information provided to the Corporation by its directors and officers, all are in compliance with Section 16 (2) of the Act.

Report of Compensation Committee

The Compensation Committee is composed of Dr. John P. Stewart, M. D., Chairman of the Board of Directors, Mr. Charles T. Mitchell, CPA, a former Director and now an advisory director, and Mr. Charles O. Bush, a director. The Compensation Committee set Mr. Boyd's salary, as indicated on the foregoing table, at a level consistent with Chief Executive Officers of financial corporations of comparable size according to information available to the committee. Mr. Boyd's salary for 1994 was well within the third quartile of regional chief executive officers.

The factors normally considered by the Compensation Committee were tempered in 1993 by the fact that the Corporation received the proceeds from a bond claim relating to its fraud loss in 1990 and also benefited from the adoption of SFAS 109. Net income increased to $10.8 million in 1993 compared to $6.3 million in 1992. After eliminating the above mentioned factors, net income rose to $6.9 million or 9.6% increase. Return on average assets and average equity rose to 1.33% and 11.86%, respectively, compared .78% and 7.16% in 1992. After eliminating the nonrecurring factors, the return on average assets was .85% and the return on average equity was 7.6%. Moreover, in 1993, the nonperforming assets of the Corporation continued to decline by approximately 55%.

The Compensation Committee believes that the Corporation will continue to rebound from its fraud loss in 1990 and its nonperforming loan problem which existed in 1991.

The Compensation Committee is also responsible for setting the salaries of other named executive officers. The setting of those salaries is based upon the Corporation's general compensation policy which considers both quantitative and qualitative variables. Those variables consist of, but are not limited to performance of the Corporation, performance of the individual subsidiaries, the individual's contribution to performance, industry standards, number of individuals supervised, experience and education in key areas, corporate needs and current economic conditions.

The Compensation Committee is also responsible for administering the Corporation's incentive plan. The plan is designed to award incentive payments to all full-time employees of the Corporation and its subsidiaries when certain threshold levels of performance are met. The Committee established the incentive threshold at the earnings level budgeted by the Corporation. As the earnings of the Corporation exceed that budgeted threshold, certain incentive percentages are triggered. For example, if earnings exceed the budgeted threshold by an amount equal to 1% of the full-time employee salaries, then the employees get a 1/2 of 1% incentive payment. Likewise, if the earnings exceed the threshold by 2% of full-time employee salaries, the employees get a 1% incentive payment. In 1994, earnings exceeded the budgeted threshold by such an amount that each employee received an additional 4.1% of his salary. For 1995, a threshold some 17% higher than the threshold for 1994 and 10% higher than reported 1994 earnings, has been established.

All amounts of compensation indicated are deductible for income tax purposes.


                              Dr. John P. Stewart, M.D.
                              Charles T. Mitchell, C.P.A.
                              Charles O. Bush


Comparison of Cumulative Total Return among Farmers Capital Bank Corporation,
NASDAQ Market Index and MG Bank Industry Peer Group Index

Measurement Period         Farmers Capital       NASDAQ           MG
(Fiscal Year Covered)      Bank Corporation      Market Index     Group Index

Measurement Pt - 12/29/89  $100                  $100             $100

FYE 12/31/90               $82.68                $81.12           $88.18
FYE 12/31/91               $75.47                $104.14          $144.25
FYE 12/31/92               $106.36               $105.16          $149.62
FYE 12/31/93               $138.02               $126.14          $158.14
FYE 12/31/94               $159.42               $132.44          $158.80

Corporation Pension Plan

The Corporation and its subsidiaries maintain a Pension Plan for their respective employees, which Pension Plan functions both as an employee stock ownership plan and as a money purchase pension plan. Employees who have attained the age of twenty-one and who have completed one year of service are eligible to participate in the Pension Plan. For purposes of the Plan, a year of service is a twelve month period in which an employee works at least 1000 hours. The money purchase portion of the Pension Plan provides that the Corporation shall contribute to the Plan for a Plan Year on behalf of each participant an amount equal to 4% of such participant's compensation for the Plan Year.

In addition to the money purchase component of the Pension Plan, the Pension Plan also includes an employee stock ownership component. The Pension Plan provides that the Corporation, in addition to its 4% contribution, may at its discretion contribute additional amounts (up to the maximum imposed by federal law) which will be allocated to all participants in the ratio that each participant's compensation bears to all participants' compensation.
Such discretionary contributions will be utilized to purchase shares of Corporation Common Stock to be held in the participants' account. Such shares of Corporation Common Stock may be acquired from the Corporation, its shareholders or the open market and may be acquired at any price provided that the price does not exceed the market price at the time of the purchase.
A 1% discretionary contribution was made to the Pension Plan in 1994.

Amounts voluntarily contributed by a participant to a tax-deferred account under the Corporation Salary Savings Plan described below are considered as part of the participant's compensation for purposes of computing contributions to the Pension Plan. The benefits which a participant can ultimately expect to receive from the Pension Plan are based upon the amount of the annual contributions made by the Corporation to his or her account together with the accumulated value of all earnings on these contributions.

A participant who has completed seven years of service with the Corporation or its subsidiaries will be 100% vested in the balance of his or her account, with the Pension Plan's complete vesting schedule as follows: three years of service, 20% vested; four years of service, 40% vested; five years of service, 60% vested; six years of service, 80% vested; and seven years of service, 100% vested.

The Corporation officers listed above in the compensation table participate in the Pension Plan and the amounts shown in the compensation table under the caption " All other compensation" include the amounts contributed in 1994 for the benefit of Corporation officers listed above in the compensation table as follows: Mr. Boyd $8,746.13; Mr. Childers, $4,652.49; Mr. Sykes $8,526.79;
Mr. Taylor $5,140.76; and the executive officers as a group $27,066.17.

Corporation Salary Savings Plan

The Corporation and its subsidiaries maintain a Salary Savings Plan for their \ employees who have attained the age of 21 and who have completed one year of service with the Corporation or its subsidiaries. A year of service is a twelve-month period in which an employee works at least 1,000 hours. The Savings Plan provides for four types of contributions, as follows:

 1. Voluntary tax deferred contributions made by the participant.

 2. Matching contributions made by the Corporation.

 3. Non-discretionary Corporation contributions of a percentage of a participant's compensation.

 4. Discretionary Corporation contributions.

A participant is permitted to make tax-deferred voluntary contributions under a salary reduction agreement. This deferral of compensation is subject to certain limitations, one of which is the limit imposed by the Internal Revenue Code of 1986, as amended, upon the dollar amount of the deferral. In 1994, such limit was $9,240.00.

All tax deferred contributions made by a participant up to an amount equal to 4% of such participant's compensation are matched on a dollar-for-dollar basis by a Corporation contribution to the Savings Plan, subject to certain limitations. No matching contributions are made with regard to a participant deferral contribution in excess of 4% of compensation. The Corporation may, in its sole discretion, make additional contributions to the Savings Plan on behalf of participants. The Corporation made no discretionary contribution to the Savings Plan in 1994. Discretionary contribution are allocated among participants in the ratio that each participant's compensation bears to all participant's compensation.

Amounts voluntarily contributed by a participant to the participant's tax-deferred account under the Savings Plan are considered as part of the participant's compensation for purposes of computing the Corporation's contribution to the Savings Plan.

The Salary Plan participants are immediately vested in 100% of their tax-deferred voluntary contributions. As to all other amounts contributed by the Corporation to the Savings Plan, the vesting schedule mirrors that of the Corporation Pension Plan enumerated above.

The amounts shown in the compensation table above under the caption "All Other Compensation" include the matching contribution amounts accrued in 1994 for the benefit of the Corporation officers participating in the Savings Plan, as follows: Mr. Boyd, $6,000.00; Mr. Childers, $3,721.98; Mr. Sykes, $6,000.00; Mr. Taylor, $4,113.02, and the executive officers as a group, $19,835.00.

Transactions with Management

Farmers Bank, United Bank, Lawrenceburg Bank, First Citizens Bank, Farmers Georgetown Bank and Horse Cave Bank have had banking transactions in the ordinary course of business with directors and executive officers of the Corporation and their associates, and expect to have such transactions in the future. All loans to such persons or their associates have been on the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others, and have not involved more than normal risk of collectability or other unfavorable features.

Farmers Bank, United Bank, Lawrenceburg Bank, First Citizens Bank, Farmers Georgetown Bank and Horse Cave Bank have also engaged and expect to engage in the future in transactions in the ordinary course of business with directors and executive officers of the Corporation and their associates involving services as a depository of funds, trustee or similar services. All such transactions have been on the same terms as those prevailing at the time for comparable transactions with other persons.

The Corporation and Farmers Bank purchase certain insurance coverage through the Pat Sullivan Insurance Agency, Inc., paying an annual premium which was $468,630.51 for the Corporation in 1994. Mr. Michael M. Sullivan, a director and officer of FCB Services, Inc., is the president, a director, and significant shareholder of the Pat Sullivan Insurance Agency, Inc.

Farmers Bank pays $13,850 annually to a real estate partnership, Frankfort Plaza Company, for a land lease to the property on which its West Frankfort Branch is located. Mr. Warner U. Hines and Dr. John P. Stewart, both of whom are members of the Corporation's and Farmers Bank's Board of Directors, are partners in Frankfort Plaza Company.

Farmers Bank leases the second floor of a building located at 201 West Main Street, Frankfort, Kentucky, to the Charles T. Mitchell Company for $22,000 per year. Mr. Charles T. Mitchell is an advisory director of the Corporation and Farmers Bank and is a former partner (now retired) in the Charles T. Mitchell Company.

Farmers Bank paid a $3,000 retainer fee to Attorney John J. Hopkins, a member of the Corporation's and Farmers Bank's Board of Directors.

             Ratification Of Independent Accountants.

(The Corporation's Board of Directors recommends voting FOR this proposal, which is designated in the Proxy as Item 2. Adoption of this proposal requires the affirmative vote of a majority of the shares of Corporation Common Stock that are voted at the Meeting.)

The Board of Directors of the Corporation has appointed (subject to shareholder ratification) Coopers & Lybrand as auditors of the Corporation and its subsidiaries for the year 1995. Coopers & Lybrand is a nationally known firm. It is one of the six largest accounting firms in the country with offices in several major cities.

Although it is not legally required, the Board of Directors desires, as a matter of corporate policy, to submit the selection of Coopers & Lybrand for ratification at the Meeting.

The following resolution concerning the appointment of independent accountants will be offered at the meeting:
   "RESOLVED, that the appointment by the Board of Directors of Coopers &
    Lybrand as auditors of the Corporation and its subsidiaries for the year 1995 is hereby ratified."

Representatives of Coopers & Lybrand will be present at the Meeting with the opportunity to make a statement and respond to appropriate questions.


                                   General

1996 Annual Meeting. It is presently contemplated that the 1996 Annual Meeting of the Shareholders will be held on or about May 8, 1996. In order for any shareholder proposal to be included in the proxy material of the Corporation for the 1996 Annual Meeting of Shareholders, it must be received by the Secretary of the Corporation no later than December 10, 1995. It is urged that any such proposals be sent by certified mail, return receipt requested.

Expenses. The expense of this solicitation of proxies will be borne by the Corporation. Solicitations will be made by the use of mails, except that proxies may be solicited personally or by telephone by directors and officers of the Corporation. The Corporation does not expect to pay any other compensation for the solicitation of proxies, but will reimburse brokers and other persons holding stock in their names, or in the name of nominees, for their expenses in sending proxy materials to their principals.

                      Other Business

The Board of Directors does not presently know of any matters which will be presented for action at the Meeting other than the election of directors, and the ratification of the appointment of Coopers & Lybrand as the Corporation's independent accountants for 1995. However, if any other matters properly come before the Meeting, the holders of proxies solicited by the Board of Directors of the Corporation will have the authority to vote the shares represented by all effective proxies on such matters in accordance with their best judgement.

                                Annual Report

Shareholders have concurrently with this Proxy Statement been sent a copy of the Corporation's Annual Report for the year ended December 31, 1994. The sections of said Annual report entitled "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as all financial statements found therein (and reports and notes thereto), are expressly incorporated by reference into this Proxy Statement. The Corporation has filed with the Securities and Exchange Commission an annual report on Form 10-K for the year ended December 31, 1994 under the Securities and Exchange Act of 1934. Upon written request, the Corporation will furnish any person who is a shareholder of the Corporation as of April 1, 1995, a copy of such Form 10-K without charge. Send requests to James H. Childers, Secretary, Farmers Capital Bank Corporation, One Farmers Bank Plaza, Frankfort, Kentucky 40601. The Form 10-K report is not part of this material for the solicitation of proxies.

                         By Order of the Board of Directors,


                         James H. Childers
                         James Howard Childers
                         Secretary

Frankfort, Kentucky
April 3, 1995