Form 10-Q
period 1995-03-31
FARMERS CAPITAL BANK CORP
filed 1995-05-15
CIK 713095

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                 FORM 10Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1995

                                    or

         [ ] Transition Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

                      For the transition period from
                       ____________ to ____________

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

                  Common stock, par value $0.25 per share
               3,866,382 shares outstanding at May 12, 1995

                             TABLE OF CONTENTS


Part I - Financial Information                                   Page No.

  Item 1 - Financial Statements
     Consolidated Balance Sheets
       March 31, 1995 and December 31, 1994                          3

     Consolidated Statements of Income -
       For the Quarter Ended
       March 31, 1995 and March 31, 1994                             4

     Consolidated Statements of Cash Flows -
       For the Three Months Ended
       March 31, 1995 and March 31, 1994                             5

     Notes to the Consolidated Financial Statements                  6

  Item 2 - Management's Discussion and Analysis of Financial
     Condition and Results of Operations                             8

             FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                  (In thousands except per share data)
                               (unaudited)

                                      March 31,          December 31,
                                        1995                 1994
ASSETS
Cash and cash equivalents:
 Cash and due from banks           $    55,355           $    56,304
 Interest bearing deposits in other
   banks                                 1,518                   577
 Federal funds sold and securities
   purchased under agreements to
   resell                               49,400                43,670

    Total cash and cash equivalents    106,273               100,551

Investment securities:
 Available for sale                     75,168                72,466
 Held to maturity                      119,811               120,477
Loans                                  550,944               544,566
Less:  Allowance for loan losses        (9,031)               (8,889)
     Unearned income                   (11,833)              (11,376)
Loans, net                             530,080               524,301

Bank premises and equipment             20,288                20,588
Interest receivable                      6,403                 6,778
Other assets                             6,603                 6,542

TOTAL ASSETS                       $   864,626           $    851,703

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest bearing               $    106,105          $    104,615
 Interest bearing                       613,202               592,762

       Total deposits                   719,307               697,377

Other borrowed funds                     36,923                47,710
Dividends payable                         1,276                 1,276
Interest payable                          1,952                 1,715
Other liabilities                         4,130                 3,561

       Total liabilities                763,588               751,639

SHAREHOLDERS' EQUITY
Common stock par value $0.25 per share
 4,804,000 shares authorized; 3,866,382
 shares issued and outstanding at
 March 31, 1995 and December 31, 1994       967                   967
Capital surplus                           9,094                 9,094
Retained earnings                        91,593                90,524
Unrealized net loss on securities
  available for sale                       (616)                 (521)

       Total shareholders' equity       101,038               100,064

TOTAL LIABILITIES AND
 SHAREHOLDER'S EQUITY               $   864,626           $   851,703

See notes to consolidated financial statements

              FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands except per share data)
                               (unaudited)

                                            Quarter Ended
                                               March 31,
                                            1995           1994
INTEREST INCOME
 Interest and fees on loans            $  12,891      $  10,815
 Interest on investment securities:
   Taxable                                 1,790          1,506
   Nontaxable                                562            541
 Interest on deposits in other banks          29             23
 Interest on federal funds sold and
   securities purchased under
   agreements to resell                      876            469

       Total interest income              16,148         13,354

INTEREST EXPENSE
 Interest on deposits                      6,063          4,767
 Interest on other borrowed funds            521            268

       Total interest expense              6,584          5,035

 Net interest income                       9,564          8,319
 Provision for loan losses                   713            646
 Net interest income after provision
  for loan losses                          8,851          7,673

NONINTEREST INCOME
 Service charges and fees                  1,091            941
 Trust income                                177            225
 Investment losses, net                                     (39)
 Other                                     1,294          1,368

       Total noninterest income            2,562          2,495

NONINTEREST INCOME
 Salaries and employee benefits            4,084          3,772
 Occupancy expenses, net                     556            506
 Equipment expenses                          695            656
 Bank shares tax                             297            260
 Deposit insurance expense                   396            375
 Other                                     2,029          1,932

       Total noninterest expense           8,057          7,501

Income before income taxes                 3,356          2,667
Income tax expense                         1,011            798

NET INCOME                             $   2,345      $   1,869

Per common share:
 Net income                            $    0.61      $    0.48

Dividends declared                     $    0.33      $    0.30

Weighted average shares outstanding        3,866          3,866

See notes to consolidated financial statements

            FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOW
                  (In thousands except per share data)
                               (unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                     1995           1994
Cash flows from operating activities
 Net income                                      $   2,345      $   1,869
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                     668            663
     Net amortization of investment securities
       premiums and discounts:
         Available for sale                           (205)           112
         Held to maturity                               75             79
     Provision for loan losses                         713            646
     Deferred income tax                                 1            (18)
     Gain on sale of fixed assets                       (1)
     Loss (gain) on sale of securities:
         Available for sale                                            41
         Held to maturity                                              (2)
     Changes in:
         Interest receivable                           375            527
         Other assets                                 (150)          (187)
         Interest payable                              237            (67)
         Other liabilities                             569            268

 Net cash provided by operating activities           4,627          3,931

Cash flows from investing activities
 Proceeds from maturity of investment securities:
   Available for sale                               30,587         11,159
   Held to maturity                                 13,553         16,941
 Proceeds from sale of available for sale
   investment securities                                            8,182
 Purchase of investment securities:
   Available for sale                              (33,229)        (8,524)
   Held to maturity                                (12,962)       (17,677)
 Net increase in loans                              (6,492)       (16,101)
 Purchase of bank premises and equipment              (229)          (296)
 Proceeds from sale of equipment                                        4

 Net cash used in investing activities              (8,772)        (6,312)

Cash flows from financing activities
 Net increase in deposits                           21,930         23,760
 Dividends paid                                     (1,276)        (1,160)
 Net decrease in other borrowed funds              (10,787)          (177)

 Net cash provided by financing activities           9,867         22,423

Net change in cash and cash equivalents              5,722         20,042

Cash and cash equivalents at beginning of year     100,551         97,784

Cash and cash equivalents at end of period      $  106,273      $ 117,826

Supplemental disclosures:

 Cash paid during the year for:
   Interest                                     $    6,347      $   5,102
   Income taxes                                       None             80

See notes to consolidated financial statements

             FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the period ended
March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

NOTE 2 - EFFECT OF IMPLEMENTING SFAS NO. 114

On January 1, 1995, the Company implemented Statement of Financial Accounting Standards No. 114 (SFAS 114), "Accounting by Creditors for Impairment of a Loan". SFAS 114 addresses the following:

  1.   The accounting by creditors for impairment of a loan.

  2. The accounting by creditors for loans that are restructured in a troubled debt restructuring involving a modification of terms of a receivable.

  3. The elimination of the categories of loans classified as in-substance foreclosures.

SFAS 114 requires the measurement of impaired loans based on the present value of expected future cash flows using the loan's effective interest rate or, as a practical expedient, it may be measured on the fair market value of the loan if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment, an impairment will be recognized by creating a valuation allowance with a corresponding charge to the provision for loan losses. SFAS 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment.
The Company collectively reviews consumer, real estate, and commercial purpose loans with balances less than $500 thousand for impairment. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. If the impaired loan(s) is active, payments made are applied to both principal and interest. If the impaired loan(s) is in nonaccrual status, payments are used to reduce principal balances. The adoption of SFAS 114 did not result in additional provisions for loan losses or changes in previously reported net earnings due to the fact that the Company's existing methods of measuring loan impairment is consistent with the methods prescribed by the Statement.

SFAS 114 also eliminated the categories of loans classified as in-substance foreclosures, which resulted in the reclassification of such amounts and related specific allowances for possible losses from other real estate owned to loan receivables and related provisions for losses from operations of other real estate to provision for loan losses. Upon adoption, the Company transferred approximately $107 thousand from the category of in-substance foreclosure to loan receivables.

On March 31, 1995, the recorded investment in loans for which impairment has been recognized in accordance with the Statement totaled $7.1 million and the total allowance related to such loans was $2.3 million. The recorded investment averaged $7.1 million for the first quarter of 1995. The amount of interest earned on these loans during the first quarter of 1995 was $119 thousand. If the Company had used a cash-basis method of accounting for the interest on these loans, the interest earned would have been $123 thousand for the first quarter of 1995.

An analysis of the allowance for loan losses follows:

                              Quarter Ended                 Year Ended
                              March 31, 1995               December 31,
                                                               1994
                       Regular    SFAS 114    Total           Regular
(In thousands)        Allowance  Allowance  Allowance        Allowance

Balance, beginning
  of period            $ 8,889     $ None     $ 8,889          $ 8,547
Provisions for loan
  losses                   713                    713            2,125
Recoveries                 172                    172              841
Loans charged off         (743)                  (743)          (2,624)
Amount transferred to
  SFAS 114 Allowance    (2,303)                (2,303)
Amount transferred
  from Regular Allowance              2,303     2,303
Balance, end of period $ 6,728    $   2,303   $ 9,301          $ 8,889

NOTE 3 - EFFECT OF IMPLEMENTING SFAS 116

In June 1993, the Financial Accounting Standards Board (FASB) issued SFAS
No. 116 "Accounting for Contributions Received and Contributions Made."
This statement requires that contributions made, including unconditional promises to give, be recognized as expenses in the period made at their fair values. This statement is effective for fiscal years beginning after December 15, 1994. The Company implemented this statement on January 1, 1995 with no impact on the financial statements.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

First Quarter 1995 vs. First Quarter 1994

The Company reported earnings of $2.3 million, or $.61 per share, for the first quarter of 1995 compared to earnings of $1.9 million, or $.48 per share for the first quarter of 1994.

Return on average assets was 1.10% for the first quarter of 1995, an increase from .91% reported for the same period of 1994. Return on average equity was 9.50% for the first quarter of 1995, an increase from 7.88% during the same period of 1994.

                        STATEMENT OF INCOME REVIEW

Net Interest Income

Net interest income totaled $9.6 million, compared to $8.3 million for first quarter 1994. The net interest margin (net interest income as a percentage of average earning assets), increased to 5.15% during the first quarter of 1995 compared to 4.81% in the first quarter of 1994. The spread between rates earned and paid increased to 4.44% compared to 4.26% in the first quarter of 1994.

Asset Quality

The provision for loans losses increased $67 thousand compared to the first quarter 1994. The Company had net charge-offs of $570 thousand in the first quarter of 1995 compared to net charge-offs of $480 thousand in the same period of 1994. The allowance for loan losses was 1.65% of net loans in the first quarter of 1995, a small increase from 1.64% in the first quarter of 1994. Management feels the current reserve is adequate to cover any potential future losses within the loan portfolio. Management also continues to emphasize collection efforts and evaluation of risks within the portfolio.

Noninterest Income

Noninterest income of $2.6 million increased $67 thousand, or 2.7% from the first quarter of 1994. Service charges on deposits increased $150 thousand, or 15.9% to $1.1 million. Trust fees decreased $48 thousand, or 21.3% to $177 thousand. The Company had no gains or losses on investment securities during the first quarter of 1995 compared to a net loss of $39 thousand in the same period of 1994.

Noninterest Expense

Total noninterest expenses increased $556 thousand or 7.4% from the first quarter of 1994 to $8.1 million. Salaries and benefits, the largest component of noninterest expense, increased $312 thousand, or 8.3%. Occupancy expense, net of rental income, increased $50 thousand, or 9.9%. Equipment expense increased $39 thousand, or 5.9%. Taxes on bank shares increased $37 thousand, or 14.2%. FDIC insurance expense increased $21 thousand, or 5.6%.

Income taxes

Income tax expense increased $213 thousand, or 26.7% from the first quarter of 1994 to $1.0 million. The change in income tax expense is attributable to the increase in income before taxes of $689 thousand, or 25.8%. The 1995 effective tax rate was 30%, unchanged from 1994.

                           BALANCE SHEET REVIEW

Total assets were $865 million on March 31, 1995, an increase of $13 million, or 1.5% from December 31, 1994. Assets averaged $864 million for the first quarter of 1995, an increase of $25 million, or 2.9% from year end 1994.

Loans

Loans, net of unearned income, increased $5.9 million, or 1.1% from December 31, 1994 to $539 million. The loan growth can be primarily attributed to the Company's commercial leasing subsidiary, as well as the continued growth in the consumer loan market. On average, loans represented 69.5% of earning assets compared to 68.7% for 1994.

Temporary Investments

Federal funds sold and securities purchased under agreements to resell averaged $63 million, an increase of $7 million, or 13.1% from year end 1994.

Investment Securities

Investment securities were $195 million on March 31, 1995, an increase of $2 million, or 1.1% from year end 1994. Available for sale and held to maturity securities were $75 and $120 million, respectively. Investment securities averaged $171 million for the first quarter 1995, an decrease of $6 million, or 3.5% from year end 1994. Net unrealized losses after tax on securities available for sale were $616 thousand on March 31, 1995, as compared to $521 thousand on December 31, 1994.

Nonperforming assets

Other real estate owned decreased $192 thousand, or 50.5% from year end 1994 to $188 thousand on March 31, 1995. Nonperforming assets totaled $8.9 million on March 31, 1995, relatively unchanged from year end 1994. Nonperforming assets to total equity remained unchanged from year end 1994 at 8.8%. Nonperforming assets as a percentage of loans and other real estate also remained unchanged from year end 1994 at 1.7%. The Company's loan policy includes strict guidelines for approving and monitoring loans. This along with management's efforts to improve the quality of the loan portfolio should decrease the Company's nonperforming assets in future years.

Deposits

Total deposits increased $22 million, or 3.1%, from year end 1994 to $719 million. Deposits averaged $721 million, an increase of $21 million, or 2.9% from year end 1994. The increase can be primarily attributed to the Commonwealth of Kentucky's deposit account. Farmers Bank & Capital Trust Co., a subsidiary of the Company, is the general depository for the Commonwealth of Kentucky and has been for more than 70 years. The Commonwealth of Kentucky's deposit account is subject to extreme fluctuations due to the unpredictability of their deposits and withdrawals.

Borrowed Funds

Borrowed funds totaled $37 million, a decrease of $11 million, or 22.9% from year end 1994. Borrowed funds averaged $33 million, a decrease of $3 million, or 8.3%.

Shareholders' Equity

Shareholders' equity was $101 million on March 31, 1995, increasing $974 thousand from year end 1994. Dividends of $1.3 million were declared during the first quarter of 1995. The Company's capital ratios as of March 31, 1995 and the regulatory minimums are as follows:

                              Farmers Capital     Regulatory
                             Bank Corporation       Minimum

Tier 1 risk based                 16.77%              4.00%

Total risk based                  18.02%              8.00%

Leverage                          11.42%              3.00%


The capital ratios of all the subsidiary banks, on an individual basis, were in excess of the applicable minimum regulatory capital ratio requirements at March 31, 1995.

Accounting Requirements

In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 114 (SFAS 114), "Accounting by Creditors for Impairment of a Loan". SFAS 114 addresses the following:

 1. The accounting by creditors for impairment of a loan.

 2. The accounting by creditors for loans that are restructured in a troubled debt restructuring involving a modification of terms of a receivable.

 3. The elimination of the categories of loans classified as in-substance foreclosures.

SFAS 114 requires the measurement of impaired loans based on the present value of expected future cash flows using the loan's effective interest rate or, as a practical expedient, it may be measured on the fair market value of the loan if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment, an impairment will be recognized by creating a valuation allowance with a corresponding charge to the provision for loan losses.

The Statement was implemented in the first quarter of 1995.

In June 1993, the Financial Accounting Standards Board (FASB) issued SFAS
No. 116, "Accounting for Contributions Received and Contributions Made."
This statement requires that contributions made, including unconditional promises to give, be recognized as expenses in the period made at their fair values. This statement is effective for fiscal years beginning after December 15, 1994. The Company implemented this statement on January 1, 1995 with no impact on the financial statements.

Liquidity

The liquidity of the Company is dependent on the receipt of dividends from its subsidiary banks. Management expects that in the aggregate its subsidiary banks will continue to have the ability to dividend adequate funds to the Company during the remainder of 1995.

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

 3.  Federal funds purchased

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

Date: 05-15-95          Charles S. Boyd
                        Charles Scott Boyd,
                        President and CEO (Principal Executive Officer)


Date: 05-15-95          C. Douglas Carpenter
                        Cecil Douglas Carpenter
                        Vice President and CFO (Principal Financial and Accounting Officer)