Form 10-Q
period 1995-06-30
FARMERS CAPITAL BANK CORP
filed 1995-08-14
CIK 713095

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                 FORM 10Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1995

                                    or

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

                  Common stock, par value $0.25 per share
              3,866,382 shares outstanding at August 10, 1995

                             TABLE OF CONTENTS


Part I - Financial Information                                   Page No.

  Item 1 - Financial Statements
     Consolidated Balance Sheets -
       June 30, 1995 and December 31, 1994                              3

     Consolidated Statements of Income -
       For the Three Months and Six Months Ended
       June 30, 1995 and June 30, 1994                                  4

     Consolidated Statements of Cash Flows -
       For the Six Months Ended
       June 30, 1995 and June 30, 1994                                  5

     Notes to the Consolidated Financial Statements                     6

  Item 2 - Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                8


Part II - Other Information

  Item 4 - Results of votes of security holders                        12

            FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                 (In thousands except per share data)
                              (unaudited)

                                                  June 30,       December 31,
                                                    1995            1994
ASSETS
Cash and cash equivalents:
 Cash and due from banks                   $        60,896    $        56,304
 Interest bearing deposits in other banks            4,232                577
 Federal funds sold and securities
     purchased under agreements to resell           35,575             43,670

       Total cash and cash equivalents             100,703            100,551

Investment securities:
 Available for sale                                 77,985             72,466
 Held to maturity                                  114,529            120,477
Loans                                              555,339            544,566
Less:  Allowance for loan losses                    (8,093)            (8,889)
     Unearned income                               (11,986)           (11,376)
Loans, net                                         535,260            524,301

Bank premises and equipment                         20,130             20,588
Interest receivable                                  7,490              6,778
Other assets                                         7,434              6,542

TOTAL ASSETS                               $       863,531    $       851,703

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest bearing                       $       110,305    $       104,615
 Interest bearing                                  604,455            592,762

       Total deposits                              714,760            697,377

Other borrowed funds                                40,131             47,710
Dividends payable                                    1,276              1,276
Interest payable                                     2,081              1,715
Other liabilities                                    3,817              3,561

       Total liabilities                           762,065            751,639

SHAREHOLDERS' EQUITY
Common stock par value $0.25 per share
 4,804,000 shares authorized; 3,866,382
 shares issued and outstanding at June 30,
 1995 and December 31, 1994                            967                967
Capital surplus                                      9,094              9,094
Retained earnings                                   92,504             90,524
Unrealized net loss on securities available         (1,099)              (521)
 for sale

       Total shareholders' equity                  101,466            100,064

TOTAL LIABILITIES AND
 SHAREHOLDER'S EQUITY                      $       863,531    $       851,703

See notes to consolidated financial statements

            FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands except per share data)
                               (unaudited)

                                     Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                      1995        1994        1995        1994

INTEREST INCOME
 Interest and fees on loans     $   13,313    $ 11,325 $    26,203 $    22,141
 Interest on investment
  securities:
   Taxable                           2,011       1,457       3,802       2,963
   Nontaxable                          558         590       1,120       1,130
 Interest on deposits in other
  banks                                 22           2          51          25
 Interest on federal funds sold
  and securities purchased under
  agreements to resell                 692         489       1,568         958

       Total interest income        16,596      13,863      32,744      27,217

INTEREST EXPENSE
 Interest on deposits                6,496       4,795      12,559       9,562
 Interest on other borrowed funds      492         309       1,013         577

       Total interest expense        6,988       5,104      13,572      10,139

 Net interest income                 9,608       8,759      19,172      17,078
 Provision for loan losses           1,048         419       1,761       1,066
 Net interest income after
  provision for loan losses          8,560       8,340      17,411      16,012

NONINTEREST INCOME
 Service charges and fees            1,180         990       2,271       1,931
 Trust income                          277         349         454         574
 Investment gains (losses), net          1         (36)          1         (75)
 Other                               1,755       2,039       3,049       3,407

       Total noninterest income      3,213       3,342       5,775       5,837

NONINTEREST EXPENSE
 Salaries and employee benefits      4,068       3,882       8,152       7,654
 Occupancy expenses, net               708         534       1,264       1,040
 Equipment expenses                    646         610       1,341       1,266
 Bank shares tax                       275         269         572         529
 FDIC insurance                        397         374         793         749
 Other                               2,573       1,809       4,602       3,740

       Total noninterest expense     8,667       7,478      16,724      14,978

Income before income taxes           3,106       4,204       6,462       6,871
Income tax expense                     920       1,260       1,930       2,058

NET INCOME                       $   2,186   $   2,944     $ 4,532  $    4,813

Per common share:
 Net income                      $    0.57   $    0.76     $  1.17  $     1.24

 Dividends declared              $    0.33   $    0.30     $  0.66  $     0.60

Weighted average shares
 outstanding                         3,866       3,866       3,866       3,866

See notes to consolidated financial statements

             FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOW
                  (In thousands except per share data)
                               (unaudited)
                                                     Six Months Ended
                                                          June 30,
                                                    1995           1994
Cash flows from operating activities
 Net income                                    $   4,532      $   4,813
 Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                 1,331          1,291
     Net amortization of investment securities
       premiums and discounts:
         Available for sale                         (415)           110
         Held to maturity                            136            158
     Provision for loan losses                     1,761          1,066
     Deferred income tax                              (1)           (27)
     Gain on sale of fixed assets                     (1)             5
     Loss (gain) on sale of securities:
         Available for sale                                          78
         Held to maturity                             (1)            (3)
     Changes in:
         Interest receivable                        (712)          (179)
         Other assets                               (869)           816
         Interest payable                            366            (70)
         Other liabilities                           256            730

 Net cash provided by operating activities         6,383          8,788

Cash flows from investing activities
 Proceeds from maturity of investment securities:
   Available for sale                             45,727         22,678
   Held to maturity                               27,842         19,457
 Proceeds from sale of available for sale
   investment securities                                         11,603
 Purchase of investment securities:
   Available for sale                            (51,708)       (26,971)
   Held to maturity                              (22,028)       (23,137)
 Net increase in loans                           (12,720)       (32,989)
 Purchase of bank premises and equipment            (597)          (555)
 Proceeds from sale of equipment                       1             10

 Net cash used in investing activities           (13,483)       (29,904)

Cash flows from financing activities
 Net increase in deposits                         17,383         22,906
 Dividends paid                                   (2,552)        (2,320)
 Net decrease in other borrowed funds             (7,579)        (1,056)

 Net cash provided by financing activities         7,252         19,530

Net change in cash and cash equivalents              152         (1,586)

Cash and cash equivalents at beginning of year   100,551         97,784

Cash and cash equivalents at end of period    $  100,703   $     96,198

Supplemental disclosures:

 Cash paid during the year for:
   Interest                                   $   13,206    $    10,445
   Income taxes                                    2,036          2,255

See notes to consolidated financial statements

             FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the period ended
June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

NOTE 2 - EFFECT OF IMPLEMENTING SFAS NO. 122

In May 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 122 "Accounting for Mortgage Servicing Rights". This Statement amends FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities", to require that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. The total cost of the mortgage loans should be allocated between the mortgage servicing rights and the loans based on the values if it is practicable to estimate those fair values. If not, the entire cost should be allocated to the mortgage loans.

This Statement applies prospectively in fiscal years beginning after December 15, 1995. The Company does not expect the implementation of this Statement to have a material affect on the financial statements.

NOTE 3 - NONRECCURRING EVENT

Net income after taxes during the second quarter of 1994 was increased by $503,000 due to a nonrecurring recovery of prior year losses.

             FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

                Second Quarter 1995 vs. Second Quarter 1994

The Company reported earnings of $2.2 million, or $0.57 per share, for the second quarter of 1995 compared to $2.9 million, or $0.76 per share one year ago.

During the second quarter of 1994, net income after taxes was increased by $503,000 due to a nonrecurring recovery of prior year losses.

Return on average assets and return on average equity for the second quarter of 1995 were 1.00% and 8.66%, respectively, compared to 1.18% and 10.13% for the same period in 1994 after adjusting for the nonrecurring recovery.

Net Interest Income

Net interest income totaled $9.6 million, compared to $8.8 million for the second quarter of 1994. The net interest margin (net interest income as a percentage of average earning assets), increased to 5.18% compared to 4.99% for 1994 while the spread between rates earned and paid remained at 4.46%.

Asset Quality

The provision for loan losses increased $629 thousand compared to the second quarter of 1994. The Company had net charge-offs of $2.0 million compared to $154 thousand last year. Management feels the current reserve is adequate to cover any potential future losses within the loan portfolio. Management also continues to emphasize collection efforts and evaluation of risks within the portfolio.

Noninterest Income

Noninterest income of $3.2 million was up $482 thousand above last year's figure adjusted for the nonrecurring recovery. Service charges or deposits increased $190 thousand, or 19.2% to $1.2 million. Trust fees decreased $72 thousand, or 20.6% to $277 thousand. Investment gains were inconsequential in both years.

Noninterest Expense

Total noninterest expense increased $1.2 million, or 15.9% from the second quarter of 1994 to $8.7 million. Salaries and benefits, the largest component of noninterest expense, increased $186 thousand, or 4.8%. A large increase in health insurance premiums was a factor. Occupancy expense increased $174 thousand or 32.6%. Equipment expense increased $36 thousand, or 5.9%. Bankshares tax increased $6 thousand or 2.2%. FDIC insurance expense increased $23 thousand or 6.1%.

Income Taxes

Income tax expense decreased $340 thousand, or 27.0% from the second quarter of 1994. The change in income tax expense can be directly attributed to the decline in income before taxes. The effective tax rate was 30% for both time periods.

                         First Six Months of 1995

Net income for the six months was $4.5 million, or $1.17 per share compared to $4.8 million, or $1.24 for the same period in 1994. After adjusting for the nonrecurring recovery, net income is up $222 thousand or 5.2%.

The return on average assets was 1.05% compared to 1.06% for the same period in 1994 after adjusting for the nonrecurring recovery. The return on equity was unchanged at 9.08%.

Net Interest Income

Net interest income for the first six months totaled $19.2 million, compared to $17.1 million last year. Interest and fees on loans is up $4.1 million, or 18.3%. Interest on taxable securities is up $839 thousand, or 28.3%. Interest on nontaxable securities is unchanged at $1.1 million. Interest on short term investments is up $610 thousand, or 63.7%

Interest expense on deposits is up $3.0 million, or 31.3%. Interest expense on short term borrowings is up $436 thousand, or 75.6%.

The net interest margin increased to 5.16% from 4.88% for the first six months in 1994. The spread increased to 4.44% from 4.34%.

Asset Quality

The provision for loan losses increased $695 thousand, or 65.2%, compared to 1994. The Company had net charge-offs of $2.6 million compared to $634 thousand in the prior year. The allowance for loan losses was 1.49% of net loans, down from 1.69% at the end of the second quarter of 1994. Management feels the current reserve is adequate to cover any potential future losses within the loan portfolio. Management also continues to emphasize collection efforts and evaluation of risks within the portfolio.

Noninterest Income

Noninterest income for the six months ended June 30, 1995 totaled $5.8 million, up $549 thousand from the first six months of 1994 after adjusting for the nonrecurring recovery. Service charges increased $340 thousand, or 17.6%. Trust income was down $120 thousand, or 20.9%.

Noninterest Expense

Noninterest expense for the first half of 1995 was $16.7 million, up $1.7 million, or 11.7% from last year. Salaries and benefits were up $498 thousand, or 6.5%. A large increase in health insurance premiums was a factor. Occupancy expense was up $224 thousand, or 21.5%. Equipment expense was up $75 thousand, or 5.9%. Bank shares tax increased $43 thousand, or 8.1%. FDIC insurance increased $44 thousand, or 5.9%

Income Taxes

Income taxes decreased $128 thousand, or 6.2% from last year and totaled $1.9 million. The effective tax rate was unchanged at 30%.

Financial Condition

Total assets were $866 million on June 30, 1995, an increase of $14 million, or 1.6% from December 31, 1994. Assets averaged $871 million for the first six months of 1995, an increase of $19 million, or 2.3% from 1994.

Loans

Net loans increased $11 million, or 2.1% from December 31, 1994 to $535 million. The loan growth can be primarily attributed to real estate loans. On average, loans represented 69.3% of earning assets compared to 68.7% for 1994.

Temporary Investments

Federal funds sold and securities purchased under agreements to resell averaged $54 million, relatively unchanged from 1994.

Investment Securities

Investment securities were $193 million on June 30, 1995, unchanged from year-end 1994. Available for sale and held to maturity securities were $78 million and $115 million respectively. Investment securities averaged $184 million for the first six months, an increase of $7 million, or 3.9%, from
the 1994 average.   Net unrealized losses after tax on securities available
for sale was $1.1 million on June 30, 1995, as compared to $521 thousand on December 31, 1994. The Company has the capability to hold these securities to maturity and should therefore not realize any loss of principal.

Nonperforming Assets

Nonperforming assets totaled $6.3 million on June 30, 1995, down $2.6 million, or 29.3%, from year-end 1994. Nonperforming assets to total equity declined to 6.2% from 8.9%. Nonperforming assets as a percentage of loans and other real estate was 1.1%, down from 1.7% at year-end.

Nonaccrual loans were $2.0 million, down from $3.9 million from year-end. Loans 90 past due increased to $1.9 million from $1.1 million. Restructured loans were $1.3 million, down from $3.5 million. Other real estate owned increased to $1.1 million at June 30, 1995, up from $380 thousand at year-end 1994.

Deposits

Total deposits increased $17 million, or 2.5%, from year-end to $715 million. Deposits averaged $691 million during the first six months of 1995. The increase can be primarily attributed to growth in certificates of deposit less than $100,000.

Borrowed Funds

Borrowed funds totaled $40.1 million, a decrease of $7.6 million, or 15.9% from year-end 1994. Borrowed funds averaged $35 million.

Shareholders' Equity

Shareholders' equity was $101 million on June 30, 1995, increasing $1.4 million from year-end. Dividends of $2.6 million were declared during the first six months of 1995.

The Company's ratios as of June 30, 1995 and the regulatory minimums are as follows:

                                Farmers Capital       Regulatory
                               Bank Corporation         Minimum

Tier 1 risk based                    17.73%              4.00%

Total risk based                     18.98%              8.00%

Leverage                             11.61%              3.00%

The capital ratios of all the subsidiary banks, on an individual basis, were in excess of the applicable minimum regulatory capital ratio requirements at June 30, 1995.

Accounting requirements

In May 1995, the Financial Accounting Standards Board issued SFAS No. 122 "Accounting for Mortgage Servicing Rights". This Statement amends FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities", to require that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. The total cost of the mortgage loans should be allocated between the mortgage servicing rights and the loans based on their relative fair values if it is practicable to estimate those fair values. If not, the entire cost should be allocated to the mortgage loans.

This Statement applies prospectively in fiscal years beginning after December 15, 1995. The Company does not expect the implementation of this Statement to have a material affect on the financial statements.

Liquidity

The liquidity of the Company is somewhat dependent on the receipt of dividends from its subsidiary banks. Management expects that in the aggregate its subsidiary banks will continue to have the ability to dividend adequate funds to the Company during the remainder of 1995.

The Company's objective as it relates to liquidity is to insure that subsidiary banks have funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability. In order to maintain a proper level of liquidity, the banks have several sources of funds available on a daily basis which can be used for liquidity purposes.


These sources of funds are:

1. The bank's core deposits consisting of both business and nonbusiness deposits.

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




ITEM 4 - RESULTS OF VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held May 9, 1995.

The matters that were voted upon included:

A. The election of four directors for three-year terms ending 1998, or until their successors have been elected and qualified.

B. The ratification of the appointment of Coopers & Lybrand as independent accountants for the Corporation and its subsidiaries for the calendar year 1995.

The outcome of the voting is as follows:

Name                           For      Against    Withheld   Abstained

Warner U. Hines            3,113,967        0           0      752,415

John J. Hopkins            3,113,534        0         433      752,415

Dr. John P. Stewart        3,113,967        0           0      752,415

William R. Sykes           3,113,967        0           0      752,415

Ratification of the
appointment of Coopers
& Lybrand, LLP             2,938,129     169,448        0      758,805

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

In addition to the directors above, Frank Sower and Charles T. Mitchell serve as Advisory Directors for the Corporation.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: 08/10/95          /s/ Charles S. Boyd
                        Charles Scott Boyd
                        President and CEO (Principal Executive Officer)

Date: 08/10/95          /s/ C. Douglas Carpenter
                        Cecil Douglas Carpenter
                        Vice President and CFO (Principal Financial and
                        Accounting Officer)