Form 10-K/A
period 1994-12-31
FARMERS CAPITAL BANK CORP
filed 1995-10-11
CIK 713095

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-K A

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year Ended December 31, 1994

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number 0-14412

                     Farmers Capital Bank Corporation
          (Exact name of registrant as specified in its charter)

      KENTUCKY                                      61-1017851
(State or other jurisdiction of incorporation     (I.R.S. Employer
    or organization)                                 Identification Number)

P.O. Box 309, 201 West Main St.
Frankfort, Kentucky                               40601
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

                                    Yes           No

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

An index of exhibits filed with this Form 10-K can be found on page 53.


                      FARMERS CAPITAL BANK CORPORATION
                                 FORM 10-K
                                   INDEX

                                                       Page
Part I

     Item  1 - Business                                 4
     Item  2 - Properties                               9
     Item  3 - Legal Proceedings                       10
     Item  4 - Submission of Matters to a Vote of
               Security Holders                        12

Part II

     Item  5 - Market for Registrant's Common Stock
               and Related Shareholder Matters         13
     Item  6 - Selected Financial Data                 14
     Item  7 - Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                           14
     Item  8 - Financial Statements and Supplementary
               Data                                    30
     Item  9 - Changes in and Disagreements With
               Accountants on Accounting Issues
               and Financial Disclosure                49

Part III

     Item 10 - Directors and Executive Officers of
               the Registrant                          50
     Item 11 - Executive Compensation                  50
     Item 12 - Security Ownership of Certain
               Beneficial Owners and Management        50
     Item 13 - Certain Relationships and Related
               Transactions                            50

Part IV

     Item 14 - Exhibits, Financial Statement
               Schedules, and Reports on Form 8-K      51

Signatures                                             52

Index of Exhibits                                      53


                                  PART I

Item 1 - Business

                               Organization

Farmers Capital Bank Corporation ("the Registrant") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and was organized on October 28, 1982, under the laws of the Commonwealth of Kentucky. Its subsidiaries provide a wide range of banking and bank-related services to customers throughout Kentucky. The bank subsidiaries owned by the Registrant are Farmers Bank & Capital Trust Company ("Farmers Bank"), Frankfort, Kentucky; United Bank & Trust Co. ("United Bank"), Versailles, Kentucky; Lawrenceburg National Bank ("Lawrenceburg Bank"), Lawrenceburg, Kentucky; First Citizens Bank, Hardin County, Incorporated ("First Citizens Bank"), Elizabethtown, Kentucky; Farmers Bank and Trust Company ("Farmers Georgetown Bank"), Georgetown, Kentucky; and Horse Cave State Bank ("Horse Cave Bank"), Horse Cave Kentucky. The Registrant also owns two non-bank subsidiaries; FCB Services, Inc. ("FCB Services"), Frankfort, Kentucky and Farmers Capital Insurance Company ("Farmers Insurance"), Frankfort, Kentucky. As of December 31, 1994, the Registrant has $852 million in consolidated assets.

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

Farmers Bank has four subsidiaries: Farmers Bank Realty Company ("Realty"); Money One Credit of Kentucky, Inc. ("Money One"); Farmers Financial Services Corporation ("FFSC"); and Leasing One Corporation ("Leasing One"). Farmers Bank, Realty and Money One, Inc. own a partnership - Money One Credit Company ("MOCC"). Farmers Bank also participates in a joint venture - Frankfort ATM, Ltd. ("ATM").

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

Farmers bank has a 50% interest in ATM, a joint venture for the purpose of ownership of automatic teller machines in the Frankfort area. State National Bank, a Frankfort bank not otherwise associated with the Registrant, also has a 50% interest in ATM.

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

On March 31, 1986, the Registrant acquired First Citizens Bank, a state chartered bank originally organized in 1964. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. It conducts business in its principal office and four branches in Hardin County, Kentucky. First Citizens Bank is the largest bank in Hardin County with total assets of $98 million and total deposits of $82 million at December 31, 1994.

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

Subsidiary banks make first and second residential mortgages secured by the real estate not exceeding 90% loan to value. Commercial real estate loans are made in the low to moderate range, secured by the real estate not exceeding 80% loan to value. Other commercial loans are asset based loans secured by equipment and lines of credit secured by receivables. Secured and unsecured consumer loans generally are made for automobiles and other motor vehicles. In most cases loans are restricted to the subsidiaries' general market area.

The consumer finance subsidiary makes secured and unsecured installment loans for various purposes. The leasing subsidiary makes secured equipment leases to commercial and municipal entities in Kentucky, Indiana, Ohio and Tennessee.

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

The Bank Holding Company Act currently prohibits the Federal Reserve Board from approving an application from a bank holding company to acquire shares of another bank across its own state lines. However, effective September 1995, new legislation will abolish these restrictions and allow bank holding companies to acquire shares of out of state banks, subject to certain conditions. Currently, the Company has no plans to purchase shares of an out of state bank.

The Financial Reform, Recovery and Enforcement Act of 1989 (FIRREA) provides that a holding company's controlled insured depository institutions are liable for any loss incurred by the Federal Deposit Insurance Corporation in connection with the default of or any FDIC assisted transaction involving an affiliated insured bank.

Under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), the FDIC was required to establish a risk-based assessment system for insured depository institutions which became effective January 1, 1994. The FDIC has adopted a risk-based deposit insurance assessment system under which the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC which is determined by the institution's capital level.

Under FDICIA, the federal banking regulators are required to take prompt corrective action if an institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution.
All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to become undercapitalized.

Legislation has been introduced into the U.S. Congress which would subject all unitary holding companies to the same restrictions on activities as are currently applied to multiple holding companies. If such legislation is enacted in its current form, the ability of the Company to engage in certain activities that are currently permitted to a unitary holding company may be restricted. Since the Company does not and has no current plans to, engage in any business activity impermissible for a multiple holding company, such egislation would not require the Company to discontinue any current activity. In addition, such legislation would preclude companies that are engaged in activities not permitted to multiple holding companies from acquiring control of the Company. No prediction can be made at this time as to whether such legislation will be enacted or whether it will be enacted in its current form.

The purpose of the Community Reinvestment Act (CRA) is to encourage banks to respond to the credit needs of the communities they serve, including low and moderate income neighborhoods CRA states that banks should accomplish this while still preserving the flexibility needed for safe and sound operations. It is designed to increase the bank's sensitivityv to investment opportunities which will benefit the community. Of the Company's six subsidiary banks, four have an outstanding CRA rating and two have a satisfactory rating.

                                Competition

The Corporation and its subsidiaries compete for banking business with various types of businesses other than commercial banks and savings and loan associations. These include, but are not limited to, credit unions, mortgage lenders, finance companies, insurance companies, stock and bond brokers, financial planning firms, and department stores which compete for one or more lines of banking business. The banks also compete for commercial and retail business not only with banks in Central Kentucky, but with banking organizations from Ohio, Indiana, Tennessee and Pennsylvania which have banking subsidiaries located in Kentucky and may possess greater resources than the Corporation.

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

                                 Employees

As of December 31, 1994, the Registrant and its subsidiaries had 492 full-time equivalent employees. Employees are provided with a variety of employee benefits. A retirement plan, a profit-sharing (401K) plan, group life insurance, hospitalization, dental and major medical insurance are available to eligible personnel. The employees are not represented by a union. Management and employee relations are good.

Item 2 - Properties

All of the Registrant's properties are owned or leased by the Banks or their subsidiaries.

Farmers Bank and its subsidiary, Realty, currently own or lease nine buildings. Farmers Bank operates five branches, two of which it owns and three of which it leases. United Bank owns its two branch offices and approximately 52% of a condominiumized building which houses its main office. Lawrenceburg Bank owns its main office and its branch office. First Citizens Bank owns its main office and two of its four branches. The other two branch locations of First Citizens Bank are leased facilities, one of which being located in a grocery store. Farmers Georgetown Bank owns its main office, another branch in downtown Georgetown and one in Stamping Ground, Kentucky. Farmers Georgetown Bank's third branch is located in a leased facility.
Horse Cave Bank owns the building where it is headquartered. In the first quarter of 1991, Horse Cave Bank opened a branch in leased facilities in Munfordville, Kentucky.

Money One operates out of fourteen leased offices in fourteen cities within Kentucky.

Item 3 - Legal Proceedings

Farmers was named, on September 10, 1992, as a defendant in Case No.
92CI05734 in Jefferson Circuit Court, Louisville, Kentucky, Earl H. Shilling et al. v. Farmers Bank & Capital Trust Company. The named plaintiffs purported to represent a class consisting of all present and former owners of the County of Jefferson, Kentucky Nursing Home Refunding Revenue Bonds (Filson
Care Home Project) Series 1986A (the "Series A Bonds") and County of Jefferson, Kentucky Nursing Home Improvement Bonds (Filson Care Home Project) Series
1986B (the "Series B Bonds") (collectively the "Bonds"). The plaintiffs alleged that the class which they purported to represent has been damaged in the approximate amount of $2,000,000 through the reduction in value of the Bonds and the collateral security therefore, and through the loss of interest on the Bonds since June 1, 1989, as a result of alleged negligence, breach of trust, and breach of fiduciary duty on the part of Farmers Bank in its capacity as indenture trustee for the Bonds. A subsequent amendment to the complaint further alleges that Farmers Bank conspired with and aided and abetted the former management of the Filson Care Home in its misappropriation of the nursing home's revenues and assets to the detriment of the Bondholders and in order to unlawfully secure and benefit Farmers Bank. The amendment seeks unspecified punitive damages against Farmers Bank. On July 6, 1993, the Circuit Court denied the plaintiff's motion to certify the case as a class action on behalf of all present and former owners of the Bonds. Under that ruling, the action may be maintained only with respect to the individual claims of the named plaintiffs and any other Bondholders whom the court might allow to join in the action with respect to their own individual claims.
Since the denial of class certifications, the complaint has been amended twice to join additional Bondholders as plaintiffs. The 42 existing plaintiffs claim to hold Bonds having an aggregate face value of $470,000. The case is presently in the process of discovery. Farmers Bank believes that the claims of the plaintiffs are unfounded and totally without merit, and Farmers Bank intends to vigorously contest any further proceedings in the case.

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

First Citizens Bank, is defending certain counterclaims arising from an action it filed July 17, 1989 against Owen Produce, Inc., Charles E. Owen and Carol Ann Owen, which alleged default on two notes executed by Owen
Produce. Charles E. Owen and Carol Ann Owen were personal guarantors on those notes which were also secured by property of Owen Produce, Inc. and the personal residence of the Owens. Owen Produce filed for bankruptcy in the United States Bankruptcy Court for the Western District of Kentucky. Counterclaims in the nature of lender liability claims were asserted by Owen Produce as well as Charles E. Owen and Carol Ann Owen, personally. During the bankruptcy proceeding a settlement was reached with the bankruptcy trustee which resulted in a dismissal of the lender liability counterclaims of Owen Produce against First Citizens Bank. The suit is pending in Hardin Circuit Court, Elizabethtown, Kentucky.

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

The Registrant's Georgetown, Kentucky affiliate, Farmers Georgetown Bank and their Executive Vice President, have been named defendants in a civil action brought on August 1, 1994 by a loan customer of the Bank in which the customer alleges (1) fraud, (2) breach of good faith and fair dealing, (3) disclosure of false credit information and (4) outrageous conduct. The amount in controversy for the first three counts is unspecified. The amounts sought as punitive damages for outrageous conduct is $10,000,000. The suit is pending in Scott County Circuit Court, Georgetown, Kentucky.

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

Management believes the previously mentioned actions are without merit, that in certain instances its actions or omissions were pursuant to the advice of counsel, or that the ultimate liability, if any, resulting from one or more of the claims will not materially affect the Registrant's consolidated financial position, although resolution in any year or quarter could be material for that period.



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

Payment of dividends by the Registrant's subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. At December 31, 1994, combined retained earnings of the subsidiary banks were approximately $35,017,000 of which $1,880,000 was available for the payment of dividends in 1995 without obtaining prior approval from bank regulatory agencies.

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

The 1994 and 1993 performance ratios before and after adjustments are as follows:

                                    1994        1993    %  change

Return on assets:
 Before adjustments for non-
   recurring events                 1.22%       1.33%
 After adjustments                  1.16%        .85%        36.5%

Return on equity:
 Before adjustments for non-
   recurring events                10.55%       11.86%
 After adjustments                  9.99%        7.58%       31.8%

Management will continue its efforts to improve the components typical to bank earnings; net interest spread and noninterest expenses, as well as noninterest income.

The last three subsidiaries to be established by the Company should prove to be even more beneficial in future years.

     Leasing One, the equipment leasing subsidiary established in 1993 is expected to provide most of the Company's loan growth over the next two years. Leasing One allows the Company to capitalize on an expanded market area which includes Kentucky, Indiana, Ohio and Tennessee; a much larger geographical range than that of any of the other subsidiaries.

     FCB Services, Inc., the data processing subsidiary established in 1992, began performing data processing services for non-affiliated banks during 1994. The capacity exists to service more clients without adding substantial overhead expenses. FCB Services is selectively marketing its services.

     Money One Credit Company, the consumer finance subsidiary established in 1989, opened three new offices during 1994. The subsidiary is well established with a total of fourteen offices throughout Kentucky. The individual offices become more profitable as they build enough volume to support the fixed costs.

Interest Income

Total interest income, on a tax equivalent basis was $59.3 million, up $3.7 million, or 6.2% from 1993. Interest on taxable investment securities was down $1.4 million, or 23.5% from 1993. The yield was 4.8%, down from 5.3%. Interest on nontaxable investment securities was up $1.2 million, or 55.0% from the prior year. The yield was 6.8%, down from 8.0%. Interest on loans was up
$3.8 million, or 1.09%. The yield declined slightly from 9.3% to 9.2%. The change in interest income for all of these earning assets was attributed to the volume variance. The yield on total earning assets, unlike the individual components, increased from 7.8% to 8.0%. This was made possible by moving balances from lower yielding securities to higher yielding loans.

Interest Expense

Interest expense on interest bearing demand deposits was up $706 thousand, of 11.2% from 1993 due to the volume variance. The rate paid was unchanged from 2.7%. The interest paid and yield on savings accounts were both unchanged from 1993. The interest expense on time deposits was down $1.3 million and was due to the volume variance even though the rate paid declined from 4.4% to 4.3%. Interest expense on securities sold under agreements to repurchase increased $323 thousand, or 36.9%, and was due to the rate variance. The rate paid increased 74 basis points to 3.6%.

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

Analysis of Changes in Net Interest Income (tax equivalent basis):
                                                      Variance                        Variance
                                        Variance    Attributed to       Variance    Attributed to
(In thousands)                        1994/1993 2  Volume     Rate    1993/1992 2  Volume     Rate
Interest Income
 Taxable investment securities        $(1,433)     $  (922)  $  (511)  $ (2,629)    $  (554)  $ (2,075)
 Nontaxable investment securities 1     1,223        1,599      (376)       394         939       (545)
 Time deposits with banks, federal
  funds sold and securities
  purchased under agreement
  to resell                               126         (482)      608       (245)        169       (414)
 Loans 1                                3,773        4,048      (275)    (2,857)       (537)    (2,320)

  Total Interest Income                 3,689        4,243      (554)    (5,337)         17     (5,354)

Interest Expense
 Interest bearing demand deposits         706          721       (15)      (362)        791     (1,153)
 Savings deposits                          36            4        32        (33)        252       (285)
 Time deposits                         (1,306)        (954)     (352)    (5,522)     (1,976)    (3,546)
 Securities sold under agreements
  to repurchase                           323           86       237       (204)         35       (239)
 Other borrowed funds                      59           54         5        (51)        (54)         3

  Total Interest Expense                 (182)         (89)      (93)    (6,172)       (952)    (5,220)

Net Interest Income                   $ 3,871      $ 4,332   $  (461)   $   835      $  969    $  (134)
 Percentage change                        100%       111.9%    (11.9)%      100%      116.0%     (16.0)%


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

Loans

Average loans increased $44 million, or 9.4% in 1994 to $511 million and represented 68.7% of total earning assets, up from 65.5% in 1993. Although not reflected in the end of period figures, average loan growth can be primarily attributed to the growth in variable rate mortgages and lease financing receivables. The average rate earned on the entire loan portfolio was 9.25% in 1994, relatively unchanged from 1993. On average, real estate mortgage loans increased $16.0 million, or 5.9%, to $287.1 million in 1994 and all growth was in variable rate real estate mortgages. Commercial loans averaged $129.6 million in 1994, up $10.2 million, or 8.5%. The primary source of this growth came from variable rate commercial loans.
Installment loans averaged $68.6 million, an increase of $8.8 million, or 14.7%. This growth can be attributed to our consumer finance company and growing loan demand in the consumer market. Commercial leases averaged
$7.2 million, up $6.8 million from 1993. This growth can be attributed to our commercial leasing subsidiary, which was in its first full year of operation in 1994. In 1995, the Company does not expect loan volume to increase significantly. Commercial loans and leases will provide a moderate increase.

The composition of the loan portfolio is summarized in the table below:

Year Ended December 31, (In millions)    1994      %  1993      %   1992      %   1991      %   1990       %
Commercial, financial and agricultural   $164  30.1%  $130  26.6%   $137  29.1%   $126  25.6%   $121   25.0%
Real estate - construction                 29   5.3     22   4.5      19   3.9      21   4.4      23    4.8
Real estate - mortgage                    218  40.0    236  48.2     221  47.0     244  49.7     234   48.3
Installment loans to individuals          120  22.1    100  20.3      94  19.9      99  20.2     106   21.8
Direct lease financing                     14   2.5      2    .4           0.1           0.1            0.1

 Total                                   $545 100.0%  $490 100.0%   $471 100.0%   $490 100.0%   $484  100.0%

The following table indicates the amount of loans (excluding residential mortgages of 1-4 family residences, consumer loans and direct lease financing) outstanding at December 31, 1994, which, based on remaining scheduled repayments of principal, are due in the periods indicated.

Maturing                     Within      After One But        After
(In thousands)              One Year   Within Five Years   Five Years    Total

Commercial, financial and
 agricultural               $119,644        $ 37,534         $ 6,656  $163,834
Real estate - construction    24,281           4,474                    28,755

Total                       $143,925        $ 42,008         $ 6,656  $192,589


The table below shows the amount of loans (excluding residential mortgages of 1-4 family residences, consumer loans and direct lease financing) outstanding at December 31, 1994, which are due after one year classified according to sensitivity to changes in interest rates.

Interest Sensitivity                            Fixed      Variable
(In thousands)                                  Rate         Rate

Due after one but within five years            $35,162      $ 6,846
Due after five years                             6,634           22

Total                                          $41,796      $ 6,868


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


The following is an analysis of the maturity distribution and weighted average interest rates of investment securities at December 31, 1994.
For purposes of this analysis, available for sale securities are stated at fair value and held to maturity securities are valued at amortized cost.

                            Within          After One But        After Five But          After
Available for Sale         One Year       Within Five Years     Within Ten Years       Ten Years

(In thousands)          Amount   Rate     Amount       Rate      Amount     Rate     Amount    Rate
U.S. Treasury
 securities                               $  8,745     5.26%
Obligations of other U.S.
 Government agencies    $28,993  6.02%      26,862     5.11
States and political
 subdivisions
Mortgage-backed securities                   3,853     7.20                          $  966    7.30%
Other                     2,410  5.78                                                   637    6.36

Total                   $31,403  6.00%     $39,460     5.35%                         $1,603    6.93%


                            Within            After One But        After Five But          After
Held to Maturity           One Year         Within Five Years     Within Ten Years       Ten Years

(In thousands)          Amount   Rate       Amount       Rate     Amount      Rate    Amount     Rate

U.S. Treasury
 securities            $31,521   4.18%      $14,037      5.67%
Obligations of other U.S.
 Government agencies     7,999   5.90         9,693      5.06     $   500     5.00%
States and political
 subdivisions            6,333   5.93        29,802      7.01      13,036     6.97    $1,924     8.02%
Mortgage-backed
 securities                  7   6.58         5,125      6.90
Other                                           500      7.75

Total                  $45,860   4.72%      $59,157      6.37%    $13,536     6.90%   $1,924     8.02%


The maturity distribution and weighted average interest rates of investment securities at
 December 31, 1993 are as follows:

                            Within             After One But        After Five But          After
                           One Year          Within Five Years     Within Ten Years       Ten Years

(In thousands)          Amount   Rate        Amount       Rate     Amount      Rate    Amount     Rate

U.S. Treasury
 securities             $31,729  4.79%       $35,626      4.19%
Obligations of other U.S.
 Government agencies     40,038  4.23         28,491      4.89
States and political
 subdivisions             4,412  7.31         30,358      6.48     $ 8,950     7.98%   $ 2,181    7.76%
Mortgage-backed
 securities               2,240  7.36            999      5.33       1,045     5.38      1,508    5.44
Other                                            500      7.75                             609    4.58

Total                   $78,419  4.72%       $96,154      5.16%    $ 9,995     7.71%   $ 4,298    6.50%


The maturity distribution and weighted average interest rates of investment securities at
 December 31, 1992 are as follows:

                             Within             After One But          After Five But          After
                            One Year          Within Five Years       Within Ten Years       Ten Years

(In thousands)           Amount   Rate        Amount       Rate       Amount      Rate     Amount   Rate

U.S. Treasury
 securities              $42,646  5.99%       $25,888      5.31%
Obligations of other U.S.
 Government agencies      23,376  6.26         26,049      5.67
States and political
 subdivisions              1,835 12.14          6,894     10.65        $6,527    10.01%    $   773  9.77%
Mortgage-backed
 securities                4,603  7.94         21,753      7.27
Other                                             500      7.75

Total                    $72,460  6.36%       $81,084      6.42%      $ 6,527    10.01%    $   773  9.77%

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

The investment portfolio carries varying degrees of risk. Investments in U.S. Treasury and Federal agency obligations have little or no credit risk. Obligations of states and political subdivisions are the areas of highest exposure in the portfolio. This risk is minimized through the purchase of high quality investments. Substantially all of the states and political subdivision obligations (excluding non-rated securities of $13 million) in the investment portfolio were rated A or better by Moody Investors Services at December
31, 1994. The states and political subdivision obligations not rated are mostly small Kentucky issues. Management believes these non-rated securities are of high quality. The table is an analysis of the ratings of the Company's municipal obligations on December 31, 1994.

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

A summary of average balances and rates paid on deposits follows:

                              1994              1993             1992

                        Average  Average  Average  Average  Average  Average
(In thousands)          Balance    Rate   Balance    Rate   Balance    Rate

Noninterest demand
 deposits               $121,492   0.00%  $110,721   0.00%  $109,878   0.00%
Interest bearing demand
 deposits                247,942   2.72    221,483   2.73    195,446   3.28
Savings deposits          55,853   2.89     55,697   2.83     47,571   3.38
Time deposits            274,812   4.30    295,883   4.44    333,886   5.58

Total                   $700,099          $683,784          $686,781


Maturities of time deposits of $100,000 or more outstanding at December 31, 1994 are summarized as follows:

                           Time Deposits
(In thousands)               >$100,000

3 months or less                 $15,258
Over 3 through 6 months           20,748
Over 6 through 12 months           9,004
Over 12 months                     9,941

Total                            $54,951


Short-term Borrowings

Securities sold under
agreement to repurchase: (In thousands)       1994      1993     1992

Amount outstanding at year-end             $42,844   $21,565  $35,555
Maximum outstanding at any month-end        42,844    34,488   35,555
Average outstanding                         31,258    23,960   20,787
Weighted average prime rate during the year   7.14%     6.00%    6.00%
Weighted average interest rate at  year-end   2.80      2.72     3.53

Such borrowings are generally on an overnight basis.


Nonperforming Assets

Nonperforming assets increased $1.0 million, or 12.9%, to $8.9 million at year end 1994. As a percentage of loans and other real estate owned, nonperforming assets were 1.7% in 1994, 1.6% in 1993, 3.7% in 1992 and 4.7% in 1991. While nonperforming assets increased in 1994, the performance over the past four years has been much better. Since 1991, nonperforming assets have decreased $14 million, or 61.1%. The percentage of nonperforming assets to oans and other real estate has decreased 300 basis points since 1991. The largest component of the reduction in nonperforming assets is other real estate owned which has decreased $8.5 million, or 95.7% since 1991. This trend is a result of management's continued efforts to improve the quality of the loan portfolio. The Company's loan policy includes strict guidelines for approving and monitoring loans. The table below is a five year summary of nonperforming assets.

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


Interest Rate Sensitivity

In that it is extremely difficult to accurately predict interest rate movements, it is management's intention to maintain the cumulative interest sensitivity gap at the one year time frame between plus or minus 10% as a percent of total assets. The gap position may be managed by (1) purchasing investment securities with a maturity date within the desired time frame,
(2) offering interest rate incentives to encourage loan customers to choose the desired maturity, and (3) offer interest rate incentives to encourage deposit customers to choose the desired maturity.

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

                                      After 3      After
                                    Months But   1 Year But
                          Within    Within 12     Within 5      After
(In millions)            3 Months     Months        Years      5 Years   Total

Interest earning assets:
 Investment securities     $ 61.6     $ 33.3       $ 81.5       $ 16.5  $192.9
 Federal funds sold          43.7                                         43.7
 Loans, net of unearned
  income                    215.5      168.1        138.2         11.4   533.2

   Total                   $320.8     $201.4       $219.7       $ 27.9  $769.8

   Percentage of total
     interest
     earning assets          41.7%      26.2%        28.5%         3.6%  100.0%

Rate sensitive sources of funds used
 to finance interest earning assets:

 Interest bearing demand     252.8                                       252.8
 Savings                      51.3                                        51.3
 Time                         69.4     110.7        102.4          6.2   288.7
 Other borrowed funds         46.0       1.2           .5                 47.7

   Total                    $419.5    $111.9       $102.9       $  6.2  $640.5
   Percent of total rate
    sensitive sources of
    funds                     65.5%     17.5%        16.1%         1.0%  100.0%

Interest sensitivity gap     (98.7)     89.5        116.8          21.7  129.3

Cumulative interest
 sensitivity gap             (98.7)     (9.2)       107.6         129.3

Interest sensitive assets
 to interest sensitive
 liabilities                 .76:1    1.80:1       2.14:1        4.50:1 1.20:1

Cumulative ratio of interest
 sensitive assets to interest
 sensitive liabilities       .76:1     .98:1       1.17:1        1.20:1

Ratio of gap to
 interest earning assets     (30.8)%    44.4%        53.2%         77.8%  16.8%


Effects of Inflation

Since most of the assets and liabilities are monetary in nature, inflation has a minor effect on banking concerns. Personnel costs, occupancy expenses and equipment costs all tend to reflect the inflation rate as measured by the consumer price index. The Company continues to attempt to offset such increases by raising noninterest income fees.


Shareholders' Equity

Shareholders' equity was $100.1 million on December 31, 1994, increasing $5 million, or 5.2% from year end 1993. Dividends of $4.8 million were declared during 1994. The Company's Board of Directors approved an increase in the quarterly dividend rate in the fourth quarter of 1994 from $.30 per share to $.33 per share. The Company's capital ratios as of December 31, 1994 and the regulatory minimums are as follows:

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

The table below is an analysis of dividend payout ratios and equity to asset ratios for five years.

December 31,                           1994     1993     1992    1991    1990
Percentage of dividends declared
 to net income                        46.40    39.78    66.26   98.18   276.92

Percentage of average shareholders'
 equity to average total assets       11.57    11.22    10.85   10.64    11.52


Stock Prices

Farmers Capital Bank Corporation's stock is traded in the National Association of Security Dealers Automated Quotation System (NASDAQ), with sales prices reported by the National Association of Securities Dealers, under the NASDAQ symbol: FFKT. The table below is an analysis of the stock prices and dividends declared for 1994 and 1993.

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





Louisville, Kentucky
January 17, 1995


Consolidated Balance Sheets

December 31, (In thousands, except share figures)     1994           1993

Assets
Cash and cash equivalents:
 Cash and due from banks                          $ 56,304       $ 43,171
 Interest bearing deposits in other banks              577
 Federal funds sold and securities purchased under
   agreement to resell                              43,670         54,613

Total cash and cash equivalents                    100,551         97,784
Investment securities:
   Available for sale                               72,466
   Held to maturity                                120,477
   Carried at amortized cost                                      188,866
Loans                                              544,566        490,345
Less:
 Allowance for loan losses                          (8,889)        (8,547)
 Unearned income                                   (11,376)        (8,708)

Loans, net                                         524,301        473,090
Bank premises and equipment                         20,588         20,504
Interest receivable                                  6,778          6,420
Deferred income taxes                                1,867          1,581
Other assets                                         4,675          6,024

Total Assets                                      $851,703       $794,269

Liabilities
Deposits:
 Noninterest bearing                              $104,615       $ 92,128
 Interest bearing                                  592,762        566,111

Total deposits                                     697,377        658,239
Other borrowed funds                                47,710         35,332
Dividends payable                                    1,276          1,160
Interest payable                                     1,715          1,475
Other liabilities                                    3,561          2,972

Total liabilities                                  751,639        699,178

Commitments and contingencies
Shareholders' equity
Common stock, par value $.25 per share,
 4,804,000 shares authorized; 3,866,382
 shares issued and outstanding at December
 31, 1994 and 1993                                     967            967
Capital surplus                                      9,094          9,094
Retained earnings                                   90,524         85,030
Net unrealized loss on securities available
 for sale, net of tax                                 (521)

Total shareholders' equity                         100,064         95,091

Total liabilities and shareholders' equity        $851,703       $794,269


The accompanying notes are an integral part of the consolidated financial statements.


Consolidated Statements of Income

For the years ended December 31,
 (In thousands, except per share data)            1994        1993        1992

Interest income
Interest and fees on loans                    $ 46,951    $ 43,291    $ 46,385
Interest on investment securities:
 Taxable                                         6,106       7,539      10,168
 Nontaxable                                      2,295       1,510       1,208
Interest on deposits in other banks                122          37          78
Interest on federal funds sold and securities
 purchased under agreement to resell             2,276       2,235       2,439

Total interest income                           57,750      54,612      60,278

Interest expense
Interest on deposits                            20,181      20,745      26,662
Interest on other borrowed funds                 1,405       1,023       1,278

Total interest expense                          21,586      21,768      27,940

Net interest income                             36,164      32,844      32,338
Provision (credit) for loan losses               2,125      (2,026)      3,236

Net interest income after provision (credit)
 for loan losses                                34,039      34,870      29,102

Noninterest income
Service charges and fees on deposits             4,406       4,309       4,422
Trust income                                     1,202       1,157       1,048
Investment (losses) gains, net                     (74)          4          19
Other                                            5,997       5,185       3,653

Total noninterest income                        11,531      10,655       9,142

Noninterest expense
Salaries and employee benefits                  15,953      15,160      14,834
Occupancy expenses, net                          1,991       1,935       1,722
Equipment expenses                               2,554       2,667       2,740
Bank shares tax                                  1,097       1,011         985
Deposit insurance expense                        1,512       1,573       1,639
Other real estate owned, net                       247         344         863
Other                                            7,702       7,345       6,909

Total noninterest expense                       31,056      30,035      29,692

Income before income taxes and cumulative
 effect of change in accounting principle       14,514      15,490       8,552
Income tax expense                               4,264       5,066       2,235

Income before cumulative effect of change in
 accounting principle                           10,250      10,424       6,317
Cumulative effect of change in accounting
 principle                                                     380

Net income                                    $ 10,250    $ 10,804    $  6,317

Per common share:
Income before cumulative effect of change
 in accounting principle                      $   2.65    $   2.69    $   1.63
Cumulative effect of change in accounting
 principle                                                     .10

Net income                                    $   2.65    $   2.79    $   1.63
Weighted average shares outstanding              3,866       3,866       3,866


The accompanying notes are an integral part of the consolidated financial statements.


Consolidated Statements of Changes in Shareholders' Equity For Years Ended

                                                                            Net unrealized gain(loss)         Total
                                                 Common  Capital  Retained      on securities              Shareholders'
December 31, 1994, 1993 and 1992 (In thousands)   Stock  Surplus  Earnings     available for sale             Equity
Balance at January 1, 1992                       $ 967   $ 9,094  $ 76,377                                     $ 86,438
Cash dividends declared, $1.08 per share                            (4,176)                                      (4,176)
Net income                                                           6,317                                        6,317


Balance at December 31, 1992                       967     9,094    78,518                                       88,579
Cash dividends declared, $1.11 per share                            (4,292)                                      (4,292)
Net income                                                          10,804                                       10,804


Balance at December 31, 1993                       967     9,094    85,030                                       95,091
Cumulative effect of net unrealized gain on
 securities available for sale, net of tax                                         $182                             182
Cash dividends declared, $1.23 per share                            (4,756)                                      (4,756)
Net income                                                          10,250                                       10,250
Net unrealized loss on securities available
 for sale, net of tax                                                              (703)                           (703)

Balance at December 31, 1994                    $  967  $ 9,094   $ 90,524       $ (521)                       $100,064


The accompanying notes are an integral part of the consolidated financial statements


Consolidated Statements of Cash Flows

For the Years Ended December 31, (In thousands)     1994       1993       1992

Cash flows from operating activities:
 Net income                                     $ 10,250   $ 10,804   $  6,317
 Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                 2,553      2,775      2,739
     Net amortization of investment securities
          premiums and discounts:
               Available for sale                    117
               Held to maturity                      326
               Carried at amortized cost                        893      1,104
     Provision (credit) for loan losses            2,125     (2,026)     3,236
     Loans originated for sale                    (3,840)    (5,035)    (8,649)
     Sale of loans                                 3,840      5,035      8,649
     Deferred income tax expense (benefit)           (18)      (430)        39
     Loss on sale of fixed assets                     32         19         18
     Investment security (gains) losses:
          Available for sale                          74
          Carried at amortized cost                              (4)       (19)
     Changes in:
          Interest receivable                       (358)        408     2,130
          Other assets                               785       4,265     3,668
          Interest payable                           240        (477)   (1,321)
          Other liabilities                          589      (4,040)    3,651

 Net cash provided by operating activities        16,715      12,187    21,562

Cash flows from investing activities:
     Proceeds from maturities of investment securities:
          Available for sale                      73,841
          Held to maturity                        21,609
          Carried at amortized cost                           84,743    82,669
     Proceeds from sales of investment securities:
          Available for sale                      11,603
          Carried at amortized cost                            7,989     4,609
     Purchases of investment securities:
          Available for sale                     (77,005)
          Held to maturity                       (35,431)
          Carried at amortized cost                          (121,643) (72,886)
     Net (increase) decrease in loans            (53,336)     (16,851)  15,290
     Purchases of bank premises and equipment       (921)      (1,649)  (1,510)
     Proceeds from sale of equipment                   6           16      123

  Net cash provided by (used in) investing
    activities                                   (59,634)     (47,395)  28,295

Cash flows from financing activities:
     Net increase (decrease) in deposits          39,138      (26,976)(117,395)
     Dividends paid                               (4,640)      (4,176)  (4,176)
     Net increase (decrease) in other borrowed
      funds                                       11,188       (1,857)   7,667

 Net cash provided by (used in) financing
   activities                                     45,686      (33,009)(113,904)

Net change in cash and cash equivalents            2,767      (68,217) (64,047)
Cash and cash equivalents at beginning of year    97,784      166,001  230,048

Cash and cash equivalents at end of period      $100,551     $ 97,784 $166,001

Supplemental disclosures:
 Cash paid during the year for:
   Interest                                     $ 21,346     $ 22,245 $ 29,261
   Income taxes                                    4,255        5,337    1,610
 Cash dividend declared and unpaid                 1,276        1,160    1,044


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

  Investment Securities:
  Effective January 1, 1994, the Company adopted Statement of Financial
  Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The statement requires that all investments in debt securities and all investments in equity securities that have readily determinable fair values be classified into three categories.
  Securities that management has positive intent and ability to hold until maturity are classified as held to maturity. Securities that are bought and held specifically for the purpose of selling them in the near term are classified as trading securities. All other securities are classified as available for sale. Securities are designated as available for sale if management intends to use such securities in its asset/ liability management strategy and therefore such securities may be sold in response to changes in interest rates and prepayment risk. Securities classified as trading and available for sale are carried at market value.
  Unrealized holding gains and losses for trading securities are included in current income. Unrealized holding gains and losses for available for sale securities are reported as a net amount in a separate component of stockholders' equity until realized. Investments classified as held to maturity are carried at amortized cost. Realized gains and losses on any sales of securities are computed on the basis of specific identification of the adjusted cost of each security and are included in noninterest income. Investments categorized as available for sale had an estimated fair value in excess of carrying value of $276,000 at January 1, 1994, and had the effect of increasing stockholders' equity by $182,000 (net of tax effect of $94,000).

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

  Other Real Estate:
  Other real estate owned and held for sale included with other assets on the accompanying consolidated balance sheets includes properties acquired by the Company through actual loan foreclosures or in-substance foreclosures. Other real estate owned is carried at lower of cost or fair value less estimated costs to sell. Fair value is the amount that the Company could reasonably expect to receive in a current sale between a willing buyer and a willing seller, other than in a forced or liquidation sale. Fair value of assets are measured by their market value based on comparable sales. Any reduction to fair value from the fair value recorded at the time of acquisition is accounted for as a valuation reserve.

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



Investment securities  - available for sale:
                                                         Gross       Gross     Estimated
                                          Amortized   Unrealized  Unrealized      Fair
December 31, 1994 (In thousands)             Cost        Gains       Losses      Value
U.S. Treasury                              $  8,991                $     246    $  8,745
Obligations of U.S. Government agencies      56,308    $     1           454      55,855
Mortgage-backed securities                    4,910                       91       4,819
Other securities                              3,046          1                     3,047

Total securities - available for sale      $ 73,25     $     2     $     791    $ 72,466


Investment securities - held to maturity:
                                                         Gross       Gross     Estimated
                                          Amortized   Unrealized  Unrealized      Fair
December 31, 1994 (In thousands)             Cost        Gains       Losses      Value

U.S. Treasury                              $ 45,559    $     2     $     699    $ 44,862
Obligations of U.S. Government agencies      18,192                    1,045      17,147
Obligations of states and political
 subdivisions                                51,095        333         1,835      49,593
Mortgage-backed securities                    5,131                      228       4,903
Other securities                                500                       10         490

Total securities - held to maturity        $120,477    $   335     $   3,817    $116,995


The following summarizes the amortized cost and estimated fair values of the securities portfolio at December 31, 1993.  At December 31, 1993, all securities were carried at amortized cost.

                                                        Gross       Gross       Estimated
                                          Amortized  Unrealized  Unrealized       Fair
December 31, 1993 (In thousands)             Cost       Gains       Losses        Value

U.S. Treasury                              $ 67,355    $   431     $     32     $ 67,754
Obligations of U.S. Government agencies      68,529        215           60       68,684
Obligations of states and political
 subdivisions                                46,081      1,098          220       46,959
Mortgage-backed securities                    5,792         12           46        5,758
Other securities                              1,109         26                     1,135

   Total securities                        $188,866    $ 1,782     $    358     $190,290

The amortized cost and estimated fair value of the securities portfolio at December 31, 1994, by contractual maturity, are shown below. The summary is divided into available for sale and held to maturity securities.

                                  Available for Sale         Held to Maturity

                                  Amortized  Estimated    Amortized  Estimated
December 31, 1994 (In thousands)    Cost     Fair Value      Cost    Fair Value

Due in one year or less             $31,709     $31,654     $44,716    $ 44,052
Due after one year through five
 years                               39,911      39,208      60,767      58,352
Due after five years through ten
 years                                                       13,035      12,725
Due after ten years                   1,635       1,604       1,959       1,866

Total                               $73,255     $72,466    $120,477    $116,995


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

(In thousands)

Balance, December 31, 1993               $ 16,159
Additions, including loans now meeting
 disclosure requirements                    4,214
Amounts collected, including loans no longer
 meeting disclosure requirements           (5,465)

Balance, December 31, 1994               $ 14,908


5. Allowance for Loan Losses
An analysis for the allowance for loan losses is as follows:

Year Ended December 31, (In thousands)         1994        1993      1992

Balance, beginning of year                  $ 8,547     $ 8,261   $ 7,917
Provisions (credit) for loan losses           2,125      (2,026)    3,236
Recoveries                                      841       6,259     1,379
Loans charged off                            (2,624)     (3,947)   (4,271)

Balance, end of year                        $ 8,889     $ 8,547   $ 8,261


The following is an estimate of the breakdown of the allowance for loan losses by type for the date indicated:

(In thousands)                              Year Ended December 31,
                                 1994       1993      1992      1991      1990

Commercial, financial and
 agricultural                  $6,427     $6,500    $6,512     $6,143   $4,695
Real estate                     1,027      1,004       805        875    2,220
Installment loans to
 individuals                    1,264      1,035       944        899    1,032
Direct lease financing            171          8

Total                          $8,889     $8,547    $8,261     $7,917   $7,947


6. Nonperforming Assets

(In thousands)                                   1994      1993      1992

Non-accrual loans                             $ 3,913   $ 1,565   $ 3,981
Loans past due 90 days or more                  1,056     1,402     2,730
Restructured loans                              3,538     3,734     5,266

Total nonperforming loan balances at
 December 31,                                   8,507     6,701    11,977
Other real estate owned                           380     1,169     5,541

Total nonperforming assets at December 31,    $ 8,887   $ 7,870   $17,518

Nonperforming loans as a percentage of loans
 - net of unearned interest                       1.6%      1.4%      2.6%
Nonperforming assets as a percentage of loans
 and other real estate owned                      1.7%      1.6%      3.7%
Interest income that would have been recognized
 under original terms for the year on nonperforming
 loans                                        $   576   $   698   $ 1,280
Amount of interest income recognized for the year
 on nonperforming loans                       $   117   $   431   $   879


7. Bank Premises and Equipment
Bank premises and equipment consist of the following:

December 31, (In thousands)                            1994      1993

Land, building and leasehold improvement           $ 21,769  $ 21,544
Furniture and equipment                              17,616    17,600

Total                                                39,385    39,144
Less accumulated depreciation and amortization       18,797    18,640

Total                                              $ 20,588  $ 20,504


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

The components of income tax expense are as follows:

(In thousands)                          1994      1993      1992

Currently payable                    $ 4,282   $ 5,116   $ 2,170
Deferred income taxes                    (18)      (50)       65

Total                                $ 4,264   $ 5,066   $ 2,235


An analysis of the difference between the effective income tax rates and the statutory federal income tax rate follows:

(In thousands)                          1994      1993      1992

Federal statutory rate                  35.0%     34.0%     34.0%
Changes from statutory rates
 resulting from:
  Tax exempt interest                   (7.0)     (4.3)     (7.2)
  Nondeductible interest to
   carry municipal obligations            .7        .4        .1
  Amortization of intangibles            1.3       1.2       2.1
  Alternative minimum tax                                   (6.0)
  Surtax                                 (.7)
  Other, net                              .1       1.4       3.1

Total                                   29.4%     32.7%     26.1%


The tax effects of the significant temporary differences which comprise deferred tax assets and liabilities at December 31, 1994 and 1993 follows:

                                               1994        1993

Assets:
 Loan loss reserve                           $3,022      $2,879
 Deferred directors' fees                       125         104
 Postretirement benefit obligation              164          59
 Investment securities                          268
 Capital loss carry forward                      53
 Deferred tax asset valuation reserve           (50)
 Other                                          221         260

Total                                         3,803       3,302

Liabilities:
 Depreciation                                 1,589       1,673
 Deferred loan fees                             125
 Lease financing operations                     163          20
 Other                                           59          28

Total                                         1,936       1,721

Net assets                                   $1,867      $1,581


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

The Company has established a stock bonus/employee stock ownership plan for the benefit of substantially all employees of the Company. The Company's contributions under the plan are based upon a percentage of covered employees' salaries, and are paid at the discretion of the Board of Directors of the Company. The Company contributes cash to the plan and Company shares are purchased with the cash in the open market.

Cash contributed to purchase shares under the plan since 1992 are as follows:

December 31,                            1994        1993        1992

Cash contributed to plan            $131,011     $33,629    $203,661

Shares purchased                   3,581.215   1,308.899   9,409.678

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

The following table sets forth the plan's status reconciled with the amount shown in the Company's balance sheets at December 31, 1994 and 1993.

(In thousands)                                         1994               1993

Accumulated postretirement benefit obligation
 Retirees and dependents                             $2,065             $1,392
 Fully eligible active plan participants                545                519
 Other active plan participants                         513                458

Total accumulated postretirement benefit obligation   3,123              2,369
 Unrecognized net loss                                 (266)              (257)
 Unamortized transition obligation                   (1,826             (1,928)
 Unrecognized prior service cost                       (594)

Accrued postretirement benefit cost                  $  437             $  184


The components of the net periodic postretirement benefit cost at December 31, 1994 and 1993 are as follows:

(In thousands)                               1994                1993

Service cost                               $   20              $   18
Interest on accumulated benefit obligation    213                 159
Amortization of transition obligation         147                 101

Total                                       $ 380               $ 278

Major assumptions:
 Discount rate                                8.0%                7.0%


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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Total commitments to extend credit at December 31, 1994, were $84,017,000. The Company evaluates each customer's creditworthiness on a case-by-casebasis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, marketable securities, inventory, property, plant and equipment, residential real estate, and income producing commercial properties.

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


15.  Contingencies
The Company's bank subsidiaries are defendants in legal actions arising from normal business activities. Management believes these actions are without merit, that in certain instances its actions or omissions were pursuant to the advice of counsel, or that the ultimate liability, if any, resulting from them will not materially affect the Company's consolidated financial position, although resolution in any year or quarter could be material for that period. Refer to Item 3 - Legal Proceedings.


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


17.  Bond Claim
During 1991, First Citizens Bank, Hardin County (the "Bank"), a subsidiary of the Company, filed a bond claim for $6,800,000 with its bonding company to recover loan losses incurred in 1990 resulting from an apparent scheme to defraud the Bank. The original losses were recorded as loan losses. After exhaustive efforts to settle the claim with the bonding company, the Bank initiated litigation during the first quarter of 1992 against the bonding company. During the third quarter of 1993, the Company reached a settlement in the amount of $5,279,000, which was accounted for as a loan loss recovery. Loan loss recoveries result in an increase in the allowance for loan losses ("Allowance"). The Allowance was subsequently adjusted to the amount necessary, as determined by management, to absorb possible future losses on the total loans currently outstanding. The adjustment resulted in a reduction in the provision for loan losses to the extent that the provision for the year was negative.


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

     Other Borrowed Funds:
     The fair value of other borrowed funds is estimated using rates currently available for debt with similar terms and remaining maturities.

The estimated fair values of the Company's financial instruments are as follows:

                                            1994                     1993

                                    Carrying   Fair          Carrying  Fair
December 31, (In thousands)          Amount    Value         Amount    Value

Assets:
 Cash and cash equivalents          $100,551  $100,551      $ 97,784  $ 97,784
 Investments securities:
   Available for sale                 72,466    72,466
   Held to maturity                  120,477   116,995
   Carried at amortized cost                                 188,866   190,290
 Loans, net                          524,301   518,356       473,090   476,059

Liabilities:
 Deposits                            697,377   695,348       658,239   656,824
 Other borrowed funds                 47,710    46,489        35,332    34,487


20.  Quarterly Financial Data

Unaudited                                           Quarters Ended 1994
(In thousands, except per share data)   March 31,  June 30,  Sept. 30,  Dec. 31,

Interest income                          $13,354   $13,863    $14,765   $15,768
Interest expense                           5,035     5,104      5,546     5,901

Net interest income                        8,319     8,759      9,219     9,867
Provision for loan losses                    646       419        498       562

Net interest income after provision
 for loan losses                           7,673     8,340      8,721     9,305
Other income                               2,495     3,342      2,799     2,895
Other expense                              7,501     7,478      7,883     8,194

Income before income taxes                 2,667     4,204      3,637     4,006
Income tax                                   797     1,260      1,059     1,148

Net income                               $ 1,870   $ 2,944    $ 2,578   $ 2,858

Net income per common share              $  0.48   $  0.76    $  0.67   $  0.74

Weighted average shares outstanding        3,866     3,866      3,866     3,866



Unaudited                                          Quarters Ended 1993
(In thousands, except per share data)   March 31,  June 30,  Sept. 30,  Dec. 31,

Interest income                          $13,679   $13,560    $13,547   $13,826
Interest expense                           5,778     5,435      5,364     5,191

Net interest income                        7,901     8,125      8,183     8,635
Provision (credit) for loan losses           828     1,012     (4,634)      768

Net interest income after provision
 (credit) for loan losses                  7,073     7,113     12,817     7,867
Other income                               2,758     2,654      2,616     2,627
Other expense                              7,163     7,617      7,348     7,907

Income before income taxes and cumulative
 effect of change in accounting
 principle                                 2,668     2,150      8,085     2,587
Income tax                                   785       621      2,720       940

Income before cumulative effect of change
 in accounting principle                   1,883     1,529      5,365     1,647
Cumulative effect of change in accounting
 principle                                   380

Net income                               $ 2,263   $ 1,529    $ 5,365   $ 1,647

Per common share:
   Income before cumulative effect of
   change in accounting principle        $  0.49   $  0.39    $  1.39   $  0.42
 Cumulative effect of change in
  accounting principle                      0.10

Net income                               $  0.59   $  0.39     $  1.39  $  0.42

Weighted average shares outstanding        3,866     3,866       3,866    3,866


21.  Parent Company Financial Statements

Condensed Balance Sheets

December 31, (In thousands)                        1994       1993

Assets
Cash on deposit with subsidiaries              $ 21,969   $  2,531
Investment in subsidiaries                       78,577     92,377
Other assets                                      1,723      2,021

Total assets                                   $102,269   $ 96,929

Liabilities
Dividends payable                              $  1,276   $  1,160
Other liabilities                                   929        678

Total liabilities                                 2,205      1,838

Shareholders' Equity
Common stock                                        967        967
Capital surplus                                   9,094      9,094
Retained earnings                                90,524     85,030
Net unrealized loss on securities
 available for sale, net of tax                    (521)

Total Equity                                    100,064     95,091

Total liabilities and shareholders' equity     $102,269   $ 96,929


21.  Parent Company Financial Statements (cont.)

Condensed Statements of Income

December 31, (In thousands)                  1994          1993          1992

Income
Dividends from subsidiaries              $ 24,090      $  4,038      $  3,041
Interest income                                72            48            48
Other income                                  740           388           181

Total income                               24,902         4,474         3,270
Expense
Other expense                               1,526         1,579         1,280

Total expense                               1,526         1,579         1,280

Income before income tax benefit,
 cumulative effect of change in
 accounting principle and equity
 in income of subsidiaries less
 amounts distributed to parent             23,376         2,895         1,990
Income tax benefit                            154           378           274

Income before cumulative effect of
 change in accounting principle
 and equity in income of subsidiaries
 less amounts distributed to parent        23,530         3,273         2,264
Cumulative effect of change in
 accounting principle                                     1,237

Income before equity in income of
 subsidiaries less amounts
 distributed to parent                     23,530         4,510         2,264
Equity in income of subsidiaries
 less amounts distributed to parent       (13,280)        6,294         4,053

Net income                               $ 10,250      $ 10,804      $  6,317


21.  Parent Company Financial Statements (cont.)

Condensed Statements of Cash Flows

December 31, (In thousands)                 1994           1993          1992

Cash flows from operating activities:
 Net income                             $ 10,250       $ 10,804      $  6,317
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
     Equity in income of subsidiaries
       less amounts distributed to
       parent                             13,280         (6,294)       (4,053)
     Deferred income tax expense
       (benefit)                              22         (1,237)
     Change in other assets and
       liabilities, net                      526           (723)          276

   Net cash provided by operating
     activities                           24,078          2,550         2,540

Cash flows from investing activities:
 Additional capitalization of subsidiary                               (1,100)

   Net cash used in investing activities                               (1,100)

Cash flows from financing activities:
 Cash dividends                            (4,640)        (4,176)      (4,176)

   Net cash used in financing activities   (4,640)        (4,176)      (4,176)

Net increase (decrease) in cash and
  cash equivalents                         19,438         (1,626)      (2,736)
Cash and cash equivalents at beginning
  of year                                   2,531          4,157        6,893

Cash and cash equivalents at end of
  year                                   $ 21,969       $  2,531     $  4,157

Supplemental disclosures:
 Cash paid during the year for:
   Income taxes                          $  4,255       $  5,337     $  1,610
 Cash dividend declared and unpaid          1,276          1,160        1,044


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


                                    PART III

Item 10 - Directors and Executive Officers of the Registrant

                                      Positions and         Years of Service
                                       Offices With              With the
Executive Officer             Age       Registrant              Registrant

Charles S. Boyd                53   Director 1 , President           31*
                                    and CEO

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

(c)  Exhibits

     See list of exhibits set forth on page 53.

(d)  Separate Financial Statements and Schedules

     None


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FARMERS CAPITAL BANK CORPORATION

                                   By:  /s/ Charles S. Boyd
                                        Charles Scott Boyd
                                        President and Chief Executive Officer

                                        Date:       10/10/95

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Charles S. Boyd           President, Chief Executive Officer
Charles Scott Boyd            and Director (principal executive
                              officer of the Registrant)            10/10/95

/s/ John P. Stewart           Chairman                              10/10/95
John Poage Stewart

/s/ Michael M. Sullivan       Director                              10/10/95
Michael Meagher Sullivan

/s/ Joseph C. Yagel           Director                              10/10/95
Joseph Charles Yagel

/s/ Warner U. Hines           Director                              10/10/95
Warner Underwood Hines

/s/ John Hopkins              Director                              10/10/95
John James Hopkins II

/s/ J.D. Sutterlin            Director                              10/10/95
John Douglas Sutterlin

/s/ William R. Sykes          Director                              10/10/95
William Ray Sykes

/s/ Charles O. Bush           Director                              10/10/95
Charles Owen Bush

                              Director                              10/10/95
Elwood Bruce Dungan

/s/ C. Douglas Carpenter      Vice President and CFO                10/10/95
Cecil Douglas Carpenter       (principal financial and
                              accounting officer)


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

                                                         Percentage of Voting
                                      Jurisdiction           Stock held by
Subsidiaries of the Registrant       of Organization           Registrant

Farmers Bank & Capital Trust Co.         Kentucky                 100%

United Bank & Trust Company              Kentucky                 100%

First Citizens Bank, Hardin
  County, Inc.                           Kentucky                 100%

Lawrenceburg National Ban                Kentucky                 100%

Farmers Bank and Trust Company           Kentucky                 100%

Horse Cave State Bank                    Kentucky                 100%

FCB Services, Incorporated               Kentucky                 100%

Farmers Capital Insurance Company 1      Kentucky                 100%

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