Form 10-Q/A
period 1995-06-30
FARMERS CAPITAL BANK CORP
filed 1995-10-11
CIK 713095

UNITED STATES
                       	SECURITIES AND EXCHANGE COMMISSION
                               	Washington, DC 20549

                                   	FORM 10Q A

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

                           	Commission File Number 0-14412

                       				Farmers Capital Bank Corporation
             	(Exact name of registrant as specified in its charter)

		Kentucky	                                  					61-1017851
(State or other jurisdiction of incorporation		(I.R.S. Employer Identification
   or organization)                               Number)

P.O. Box 309, West Main Street
Frankfort, Kentucky			                    				40602
(Address of principal executive offices)				(Zip Code)

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

                             	Yes       No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  	Common stock, par value $0.25 per share
              	3,866,382 shares outstanding at August 10, 1995


TABLE OF CONTENTS


Part I - Financial Information				                       			Page No.

	Item 1 - Financial Statements
		Consolidated Balance Sheets -
			June 30, 1995 and December 31, 1994				                       	3

		Consolidated Statements of Income -
			For the Three Months and Six Months Ended
			June 30, 1995 and June 30, 1994					                          	4

		Consolidated Statements of Cash Flows -
			For the Six Months Ended
			June 30, 1995 and June 30, 1994				                          		5

		Notes to the Consolidated Financial Statements		              		6

	Item 2 - Management's Discussion and Analysis of Financial
		Condition and Results of Operations			                       			7


Part II - Other Information

	Item 1 - Legal Proceedings					                               		13

	Item 4 - Results of votes of security holders			              		13


FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)
(unaudited)

                                         						June 30,	      	December 31,
	                                           					1995	            		1994
ASSETS
Cash and cash equivalents:
	Cash and due from banks                      $		60,896         	$		56,304
	Interest bearing deposits in other banks		       4,232	             		577
	Federal funds sold and securities purchased
		under agreements to resell		                  	35,575	          		43,670

			Total cash and cash equivalents	           		100,703	         		100,551

Investment securities:
	Available for sale	                           		77,985	          		72,466
	Held to maturity		                            	114,529		         	120,477
Loans		                                      			555,339	         		544,566
Less: 	Allowance for loan losses              			(8,093)	         		(8,889)
		Unearned income	                            		(11,986)	        		(11,376)
Loans, net		                                 			535,260	         		524,301

Bank premises and equipment                   			20,130		          	20,588
Interest receivable	                            		7,490	           		6,778
Other assets	                                  			7,434		           	6,542

TOTAL ASSETS                                	$		863,531        	$		851,703

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
	Noninterest bearing                        	$		110,305        	$		104,615
	Interest bearing	                            		604,455	         		592,762

			Total deposits		                            	714,760		         	697,377

Other borrowed funds	                          		40,131		          	47,710
Dividends payable	                              		1,276		           	1,276
Interest payable                               			2,081	           		1,715
Other liabilities	                                3,817	           		3,561

			Total liabilities	                         		762,065 	        		751,639

SHAREHOLDERS' EQUITY
Common stock par value $0.25 per share
	4,804,000 shares authorized; 3,866,382
	shares issued and outstanding at June 30,
 1995 and December 31, 1994	                      		967		             	967
Capital surplus		                                	9,094		           	9,094
Retained earnings                               	92,504	          		90,524
Unrealized net loss on securities available
 for sale	                                     		(1,099)           			(521)

			Total shareholders' equity                  	101,466	         		100,064

TOTAL LIABILITIES AND
	SHAREHOLDER'S EQUITY                        $		863,531        	$		851,703

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

See notes to consolidated financial statements


FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

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

Several loans to one borrower (an entity controlled by relatives of a director), totaling $976 thousand were charged off during the second quarter of 1995. Remaining loans with this borrower have been addressed in determining the current amount of reserve necessary to cover potential future losses.

The second quarter charge offs also includes $642 thousand of consumer installment loans. The Company is in the process of revaluating policies and regulations with respect to the consumer loan portfolio.

Management believes the current reserve is adequate to cover any potential future losses within the loan portfolio.

Noninterest Income

Noninterest income for the six months ended June 30, 1995 totaled $5.8 million, up $549 thousand from the first six months of 1994 after adjusting for the nonrecurring recovery. Service charges increased $340 thousand, or 17.6%. Trust income was down $120 thousand, or 20.9%.

Noninterest Expense

Noninterest expense for the first half of 1995 was $16.7 million, up $1.7 million, or 11.7% rom last year. Salaries and benefits were up $498 thousand, or 6.5%. A large increase in health insurance premiums was a factor. Occupancy expense was up $224 thousand, or 21.5%. Equipment expense was up $75 thousand, or 5.9%. Bank shares tax increased $43 thousand, or 8.1%. FDIC insurance increased $44 thousand, or 5.9%.

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

Nonaccrual loans were $2.0 million, down from $3.9 million from year-end. This decline in nonaccrual loans is due to charge-offs of $1.0 million and transferring $1.0 million to other real estate. Loans 90 past due increased to $1.9 million from $1.1 million. Restructured loans were $1.3 million, down from $3.5 million. Other real estate owned increased to $1.1 million at June 30, 1995, up from $380 thousand at year-end 1994.

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


Shareholders' Equity

Shareholders' equity was $101 million on June 30, 1995, increasing $1.4 million from year- end. Dividends of $2.6 million were declared during the first six months of 1995.


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


Part II

ITEM 1 - LEGAL PROCEEDINGS

There have been no significant changes in contingencies or commitments, including pending litigation to report at this time.

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


Date: 	10/03/95	                              	/s/ Charles S. Boyd
                                            			Charles Scott Boyd
                                            			President and CEO (Principal
                                               Executive Officer)


Date:	10/03/95	                               	/s/ C. Douglas Carpenter
	                                            		Cecil Douglas Carpenter
                                             		Vice President and CFO
                                               (Principal Financial and
                                               Accounting Officer)