Form 10-Q/A
period 1995-06-30
FARMERS CAPITAL BANK CORP
filed 1995-10-11
CIK 713095

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


Date: 	10/11/95                               	/s/ Charles S. Boyd
                                            			Charles Scott Boyd
                                            			President and CEO (Principal
                                               Executive Officer)


Date:	10/10/95                                	/s/ C. Douglas Carpente
	                                            		Cecil Douglas Carpenter
                                             		Vice President and CFO
                                               (Principal Financial and
                                               Accounting Officer)