Form 10-Q
period 1995-09-30
FARMERS CAPITAL BANK CORP
filed 1995-11-14
CIK 713095

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                 FORM 10Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1995

                                    or

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

                             Yes X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Common stock, par value $0.25 per share
             3,866,382 shares outstanding at November  7, 1995

                             TABLE OF CONTENTS


Part I - Financial Information                                   Page No.

  Item 1 - Financial Statements
     Consolidated Balance Sheets -
       September 30, 1995 and December 31, 1994                     3

     Consolidated Statements of Income -
       For the Three Months and Nine Months Ended
       September 30, 1995 and September 30, 1994                    4

     Consolidated Statements of Cash Flows -
       For the Nine Months Ended
       September 30, 1995 and September 30, 1994                    5

     Notes to the Consolidated Financial Statements                 6

  Item 2 - Management's Discussion and Analysis of Financial
     Condition and Results of Operations                            7


Part II - Other Information

  Item 1 - Legal Proceedings                                        12

  Item 5 - Other Information                                        12

            FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                (In thousands except per share data)
                            (unaudited)

                                           September 30,          December 31,
                                               1995                    1994
ASSETS
Cash and cash equivalents:
 Cash and due from banks                    $    92,088           $    56,304
 Interest bearing deposits in other banks           171                   577
 Federal funds sold and securities purchased
   under agreements to resell                    36,650                43,670

       Total cash and cash equivalents          128,909               100,551

Investment securities:
 Available for sale                              85,737                72,466
 Held to maturity                               115,077               120,477
Loans                                           556,507               544,566
Less:  Allowance for loan losses                 (8,546)               (8,889)
     Unearned income                            (11,735)              (11,376)
Loans, net                                      536,226               524,301

Bank premises and equipment                      19,954                20,588
Interest receivable                               7,879                 6,778
Other assets                                      6,726                 6,542

TOTAL ASSETS                            $       900,508       $       851,703

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest bearing                    $       156,185       $       104,615
 Interest bearing                               608,078               592,762

       Total deposits                           764,263               697,377

Other borrowed funds                             24,506                47,710
Dividends payable                                 1,276                 1,276
Interest payable                                  2,278                 1,715
Other liabilities                                 4,911                 3,561

       Total liabilities                        797,234               751,639

SHAREHOLDERS' EQUITY
Common stock par value $0.25 per share
 4,804,000 shares authorized; 3,866,382
 shares issued and outstanding at September 30,
 1995 and December 31, 1994                         967                   967
Capital surplus                                   9,094                 9,094
Retained earnings                                94,102                90,524
Unrealized net loss on securities available
 for sale                                          (889)                 (521)

       Total shareholders' equity               103,274               100,064

TOTAL LIABILITIES AND
 SHAREHOLDER'S EQUITY                   $       900,508       $       851,703

See notes to consolidated financial statements

            FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands except per share data)
                               (unaudited)

                                    Three Months Ended      Nine Months Ended
                                       September 30,           September 30,
                                      1995       1994         1995       1994

INTEREST INCOME
 Interest and fees on loans     $   13,742  $  11,955    $  39,944   $ 34,095
 Interest on investment
   securities:
   Taxable                           2,020      1,524        5,822      4,487
   Nontaxable                          578        586        1,698      1,716
 Interest on deposits in other banks    35         13           86         38
 Interest on federal funds sold and
   securities purchased under
   agreements to resell                597        687        2,165      1,646

       Total interest income        16,972     14,765       49,715     41,982

INTEREST EXPENSE
 Interest on deposits                6,745      5,116       19,304     14,678
 Interest on other borrowed funds      417        430        1,430      1,007

       Total interest expense        7,162      5,546       20,734     15,685

 Net interest income                 9,810      9,219       28,981     26,297
 Provision for loan losses             945        498        2,706      1,564
 Net interest income after provision
   for loan losses                   8,865      8,721       26,275     24,733

NONINTEREST INCOME
 Service charges and fees            1,393      1,060        3,664      2,991
 Trust income                          307        222          761        796
 Investment gains (losses), net         --         --            1        (75)
 Other                               1,308      1,517        4,358      4,924

       Total noninterest income      3,008      2,799        8,784      8,636

NONINTEREST EXPENSE
 Salaries and employee benefits      4,278      4,048       12,430     11,702
 Occupancy expenses, net               509        496        1,773      1,536
 Equipment expenses                    630        581        1,971      1,847
 Bank shares tax                       223        297          795        826
 FDIC insurance                        (42)       384          751      1,133
 Other                               2,129      2,077        6,731      5,817

       Total noninterest expense     7,727      7,883       24,451     22,861

Income before income taxes           4,146      3,637       10,608     10,508
Income tax expense                   1,272      1,059        3,203      3,116

NET INCOME                       $   2,874   $  2,578     $  7,405   $  7,392

Per common share:
 Net income                      $    0.74   $   0.67     $   1.92   $   1.91

 Dividends declared              $    0.33   $   0.30     $   0.99   $   0.90

Weighted average shares
  outstanding                        3,866      3,866        3,866      3,866

See notes to consolidated financial statements

            FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOW
                  (In thousands except per share data)
                                (unaudited)
                                                      Nine Months Ended
                                                         September 30,
                                                      1995           1994
Cash flows from operating activities
 Net income                                          $   7,405      $   7,392
 Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization                       1,993          1,869
     Net amortization of investment securities
       premiums and discounts:
         Available for sale                               (657)           141
         Held to maturity                                  188            242
     Provision for loan losses                           2,706          1,564
     Deferred income tax                                   189            (10)
     Gain on sale of fixed assets                            2              2
     Loss (gain) on sale of securities:
         Available for sale                                                78
         Held to maturity                                   (1)            (3)
     Changes in:
         Interest receivable                            (1,101)            53
         Other assets                                     (599)           531
         Interest payable                                  563            (36)
         Other liabilities                               1,350            602

 Net cash provided by operating activities              12,038         12,425

Cash flows from investing activities
 Proceeds from maturity of investment securities:
   Available for sale                                   62,150         52,237
   Held to maturity                                     40,240         20,711
 Proceeds from sale of available for sale
   investment securities                                               11,603
 Purchase of investment securities:
   Available for sale                                  (75,318)       (49,991)
   Held to maturity                                    (35,029)       (30,753)
 Net increase in loans                                 (14,631)       (43,127)
 Purchase of bank premises and equipment                  (947)          (673)
 Proceeds from sale of equipment                             1              1

 Net cash used in investing activities                 (23,534)       (39,992)

Cash flows from financing activities
 Net increase in deposits                               66,886         40,599
 Dividends paid                                         (3,828)        (3,480)
 Net decrease in other borrowed funds                  (23,204)          (435)

 Net cash provided by financing
  activities                                            39,854         36,684

Net change in cash and cash equivalents                 28,358          9,117

Cash and cash equivalents at beginning
 of year                                               100,551         97,784

Cash and cash equivalents at end of
 period                                             $  128,909     $  106,901

Supplemental disclosures:

 Cash paid during the year for:
   Interest                                         $   20,171     $   15,721
   Income taxes                                          2,266          3,155

See notes to consolidated financial statements

             FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

NOTE 2 - NONRECCURRING EVENT

Net income after taxes during 1994 was increased by $503,000 due to a nonrecurring recovery of prior year loan losses.

NOTE 3 - EFFECT OF IMPLEMENTING SFAS NO. 123

In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 "Accounting for Stock-Based Compensation". This Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. This Statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

The accounting requirements of this Statement are effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company does not expect this Statement to have an effect on the financial statements in that the Company is not involved with any stock-based employee compensation plans or transactions to acquire goods or services from nonemployees in exchange for equity.

             FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

                 Third Quarter 1995 vs. Third Quarter 1994

The Company reported earnings of $2.9 million, or $0.74 per share, for the third quarter of 1995 compared to $2.6 million, or $0.67 per share one year ago.

Return on average assets and return on average equity for the third quarter of 1995 were 1.33% and 11.21%, respectively, compared to 1.22% and 10.53% for the same period in 1994.

Net Interest Income

Net interest income totaled $9.8 million, compared to $9.2 million for the third quarter of 1994. The net interest margin (net interest income on a tax equivalent basis as a percentage of average earning assets), increased to 5.25% compared to 5.08% for 1994 while the spread between rates earned and paid increased 2 basis points to 4.51%.

Asset Quality

The provision for loan losses increased $447 thousand compared to the third quarter of 1994. The Company had net charge-offs of $497 thousand compared to $502 thousand last year. Management feels the current reserve is adequate to cover any potential future losses within the loan portfolio. Management also continues to emphasize collection efforts and evaluation of risks within the portfolio.

Noninterest Income

Noninterest income of $3.0 million was up $209 thousand above last year's figure. Service charges on deposits increased $333 thousand, or 31.4% to $1.4 million. Trust fees increased $85 thousand, or 38.3% to $307 thousand. Investment gains were inconsequential in both quarters.

Noninterest Expense

Total noninterest expense decreased $156 thousand, or 2.0% from the third quarter of 1994 to $7.7 million. Salaries and benefits, the largest component of noninterest expense, increased $230 thousand, or 5.7%. A large increase in health insurance premiums was a factor. Occupancy expense increased $13 thousand or 2.6%. Equipment expense increased $49 thousand, or 8.4%. Bankshares tax decreased $74 thousand or 24.9%. FDIC insurance expense decreased $426 thousand due to the FDIC's rate restructuring. The Company received a $456 thousand refund of premiums paid for 1995 on September 15, 1995, as a result of the rate decrease from $0.23 to $0.04 per $100 of deposit base.

Income Taxes

Income tax expense increased $213 thousand, or 20.1% from the third quarter of 1994. The change in income tax expense can be directly attributed to the increase in income before taxes of $509 thousand, or 14.0%. The effective tax rate was 30%, unchanged from 1994.

        Nine Months ended September 30, 1995 vs. September 30, 1994

Net income for the nine months was $7.4 million, or $1.92 per share relatively unchanged from 1994. During 1994, net income after taxes increased by $503 thousand due to a nonrecurring recovery of prior year loan losses. After adjusting for the nonrecurring recovery, net income is up $516 thousand or 7.5%.

The return on average assets was 1.16% compared to 1.09% for the same period in 1994 after adjusting for the nonrecurring recovery. The return on equity for the nine months of 1995 and 1994 was 9.79% and 9.52%, respectively.

Net Interest Income

Net interest income for the nine month period totaled $29.0 million, compared to $26.3 million last year. Interest and fees on loans is up $5.8 million, or 17.2%. Interest on taxable securities is up $1.3 million, or 29.8%. Interest on nontaxable securities is unchanged at $1.7 million. Interest on short term investments is up $519 thousand, or 31.5%

Interest expense on deposits is up $4.6 million, or 31.5%. Interest expense on short term borrowings is up $423 thousand, or 42.0%.

The net interest margin increased to 5.20% from 4.94% for the nine months ended in 1994. The spread increased to 4.47% from 4.38%.

Asset Quality

The provision for loan losses increased $1.1 million, or 73.0%, compared to 1994. The Company had net charge-offs of $3.1 million compared to $1.1 million in the prior year. The allowance for loan losses was 1.57% of net loans, down from 1.67% at the end of 1994. Management feels the current reserve is adequate to cover any potential future losses within the loan portfolio. Management also continues to emphasize collection efforts and evaluation of risks within the portfolio.

Several loans to one borrower (an entity controlled by relatives of a director), totaling $1.3 million were charged off during 1995. Remaining loans with this borrower have been addressed in determining the current amount of reserve necessary to cover potential future losses.

The year-to-date charge offs also includes $1.1 million of consumer installment loans. The Company is in the process of reevaluating policies and regulations with respect to the consumer loan portfolio.

Noninterest Income

Noninterest income for the nine months ended September 30, 1995 totaled $8.8 million, up $759 thousand from 1994 after adjusting for the nonrecurring recovery. Service charges increased $673 thousand, or 22.5%. Trust income was down $35 thousand, or 4.4%.

Noninterest Expense

Noninterest expense for the nine month period of 1995 was $24.5 million, up $1.6 million, or 7.0% from last year. Salaries and benefits were up $728 thousand, or 6.2%. A large increase in health insurance premiums was a factor. Occupancy expense was up $237 thousand, or 15.4%. Equipment expense was up $124 thousand, or 6.7%. Bank shares tax decreased $31 thousand, or 3.8%. FDIC insurance decreased $382 thousand, or 33.7% due to the premium refund of September 15, 1995.

Income Taxes

Income taxes increased $87 thousand, or 2.8% from last year and totaled $3.2 million. The effective tax rate was unchanged at 30%.

                          Financial Condition

Total assets were $901 million on September 30, 1995, an increase of $48.8 million, or 5.7% from December 31, 1994. Assets averaged $859 million for the nine month period of 1995, an increase of $20 million, or 2.4% from 1994.

Loans

Net loans increased $12 million, or 2.3% from December 31, 1994 to $536 million. The loan growth can be primarily attributed to real estate loans and leasing. On average, loans, net of unearned income, represented 69.7% of earning assets compared to 68.7% for 1994.

Temporary Investments

Federal funds sold and securities purchased under agreements to resell averaged $49 million, a decrease of $5 million, or 9.3% from 1994.

Investment Securities

Investment securities were $201 million on September 30, 1995, an increase of $7.9 million, or 4.1%, from year-end 1994. Available for sale and held to maturity securities were $86 million and $115 million respectively. Investment securities averaged $184 million for the first nine month period, an increase
of $7 million, or 3.9%, from the 1994 average.   Net unrealized losses after
tax on securities available for sale was $889 thousand on September 30, 1995, as compared to $521 thousand on December 31, 1994. The Company has the capability to hold these securities to maturity and should therefore not realize any loss of principal.

Nonperforming Assets

Nonperforming assets totaled $6.7 million on September 30, 1995, down $2.4 million, or 26.5%, from year-end 1994. Nonperforming assets to total equity declined to 6.6% from 9.1%. Nonperforming assets as a percentage of loans and other real estate was 1.2%, down from 1.7% at year-end.

Nonaccrual loans were $3.9 million, down from $4.1 million from year-end. Loans 90 past due increased to $1.3 million from $1.0 million. Restructured loans were $481 thousand, down from $3.5 million. Other real estate owned increased to $1.1 million at September 30, 1995, up from $380 thousand at year-end 1994.

Deposits

Total deposits increased $67 million, or 9.6%, from year-end to $764 million. Deposits averaged $691 million during the nine month period of 1995. The increase can be primarily attributed to growth in certificates of deposit less than $100,000.

Borrowed Funds

Borrowed funds totaled $24.5 million, a decrease of $23.2 million, or 48.6% from year-end 1994. Borrowed funds averaged $33 million.


Shareholders' Equity

Shareholders' equity was $103 million on September 30, 1995, increasing $3.2 million from year-end. Dividends of $3.8 million were declared during the nine month period of 1995.

The Company's ratios as of September 30, 1995 and the regulatory minimums are as follows:

                                Farmers Capital       Regulatory
                               Bank Corporation         Minimum

Tier 1 risk based                    17.80%              4.00%

Total risk based                     19.05%              8.00%

Leverage                             11.89%              3.00%

The capital ratios of all the subsidiary banks, on an individual basis, were in excess of the applicable minimum regulatory capital ratio requirements at September 30, 1995.

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

ITEM 5 - OTHER INFORMATION

On October 26, 1995, the Corporation announced an increase in their quarterly dividend from thirty-three cents per share to thirty-six cents per share, which represents an increase of 9.1%. Holders of record of the Corporation's stock as of December 1, 1995 will be paid on January 1, 1996. The action to increase the dividend was taken at the Board of Director's meeting on October 24, 1995.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:       11/07/95          /s/ Charles S. Boyd
                              Charles Scott Boyd
                              President and CEO (Principal Executive Officer)


Date:       11/07/95          /s/ C. Douglas Carpenter
                              Cecil Douglas Carpenter
                              Vice President and CFO (Principal Financial
                              and Accounting Officer)