Form 10-K/A
period 1994-12-31
FARMERS CAPITAL BANK CORP
filed 1996-03-13
CIK 713095

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-K A

           X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

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

The Federal Reserve Board has issued guidelines for measuring and monitoring certain risk based capital ratios. Various aspects of the guidelines include the definition of the components of qualifying capital, the procedures for computing risk weights assigned to specific assets and the application of a two-tiered requirement. The Company's capital ratios as of December 31, 1994 and the regulatory minimums are as follows:

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

Legislation has been introduced into the U.S. Congress which would subject all unitary holding companies to the same restrictions on activities as are currently applied to multiple holding companies. If such legislation is enacted in its current form, the ability of the Company to engage in certain activities that are currently permitted to a unitary holding company may be restricted. Since the Company does not and has no current plans to, engage in any business activity impermissible for a multiple holding company, such legislation would not require the Company to discontinue any current activity. In addition, such legislation would preclude companies that are engaged in activities not permitted to multiple holding companies from acquiring control of the Company. No prediction can be made at this time as to whether such legislation will be enacted or whether it will be enacted in its current form.

The purpose of the Community Reinvestment Act (CRA) is to encourage banks to respond to the credit needs of the communities they serve, including low and moderate income neighborhoods CRA states that banks should accomplish this while still preserving the flexibility needed for safe and sound operations. It is designed to increase the bank's sensitivity to investment opportunities which will benefit the community. Of the Company's six subsidiary banks, four have an outstanding CRA rating and two have a satisfactory rating.


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

                      Average              Average   Average              Average   Average               Average
                      Balances   Interest   Rate     Balances   Interest   Rate     Balances   Interest    Rate

Earning Assets
     Investment Securities
 Taxable             $ 126,772    $ 6,106    4.82%   $ 143,506    $ 7,539    5.25%  $ 152,185  $  10,168    6.68%
 Nontaxable 1           50,476      3,447    6.83       27,687      2,224    8.03      17,026      1,830   10.75
 Time deposits with banks,
  federal funds sold and
  securities purchased
  under agreements
  to resell             56,052      2,398    4.28       74,875      2,272    3.03      69,923      2,517    3.60
 Loans 1,2,3           511,492     47,301    9.25      467,738     43,528    9.31     473,271     46,385    9.80

Total Earning Assets   744,792     59,252    7.96      713,806     55,563    7.78     712,405     60,900    8.55

Less Allowance
 for loan losses         8,982                           8,443                          8,456

                        735,810                        705,363                        703,949
Non-Earning Assets
 Cash and due from banks 70,433                         69,498                         66,941
 Bank premises and other
  equipment              19,950                         20,606                         21,219
 Other assets            13,362                         16,045                         21,371

Total Assets           $839,555                       $811,512                       $813,480

Interest Bearing Liabilities
 Deposits
  Interest bearing
     demand            $247,942     6,752    2.72     $221,483     6,046     2.73    $195,446     6,408   3.28
  Savings                55,853     1,612    2.89       55,697     1,576     2.83      47,571     1,609   3.38
  Time                  274,812    11,817    4.30      295,883    13,123     4.44     333,886    18,645   5.58
 Securities sold under
  agreements to
      repurchase         32,960     1,199    3.64       30,193       876     2.90      29,212     1,080   3.70
 Other borrowed funds     3,320       206    6.20        2,442       147     6.02       3,391       198   5.84

Total Interest Bearing
 Liabilities            614,887    21,586    3.51      605,698    21,768     3.59     609,506    27,940   4.58

Non-interest Bearing Liabilities
 Commonwealth of Kentucky
  deposits               32,419                          29,744                        32,227
 Demand deposits -
  other deposits         89,073                          80,977                        77,651
 Other liabilities        6,059                           4,033                         5,841

  Total liabilities     742,438                         720,452                       725,225
 Shareholders' Equity    97,117                          91,060                        88,255

Total Liabilities and
 Shareholders' Equity  $839,555                         $811,512                     $813,480

Net interest income (TE)           37,666                          33,795                         32,960
TE basis of adjustment             (1,502)                           (951)                          (622)

Net interest income               $36,164                         $32,844                        $32,338

Net interest spread (TE)                        4.45%                        4.19%                         3.97%

Net interest margin (TE)                        5.06%                        4.73%                         4.63%

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

Analysis of Changes in Net Interest Income (tax equivalent basis):


                                       Variance                     Variance
                       Variance     Attributed to    Variance     Attributed to
(In thousands)       1994/1993 2    Volume   Rate   1993/1992 2   Volume  Rate

Interest Income
 Taxable investment
   securities         $(1,433)     $ (922) $ (511)   $ (2,629)   $(554) $(2,075)
 Nontaxable investment
   securities1          1,223       1,599    (376)        394      939     (545)
 Time deposits with banks, federal
  funds sold and securities
  purchased under agreement
  to resell               126        (482)    608        (245)     169     (414)
 Loans1                 3,773       4,048    (275)     (2,857)    (537)  (2,320)

  Total Interest Income 3,689       4,243    (554)     (5,337)      17   (5,354)

Interest Expense
 Interest bearing
    demand deposits       706         721     (15)       (362)     791   (1,153)
 Savings deposits          36           4      32         (33)     252     (285)
 Time deposits         (1,306)       (954)   (352)     (5,522)  (1,976)  (3,546)
 Securities sold under agreements
  to repurchase           323          86     237        (204)      35     (239)
 Other borrowed funds      59          54       5         (51)     (54)       3

  Total Interest Expense (182)        (89)    (93)     (6,172)    (952)  (5,220)

Net Interest Income   $ 3,871     $ 4,332  $ (461)     $  835   $  969   $ (134)
 Percentage change        100%      111.9%  (11.9)%       100%   116.0%  (16.0)%


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

                                    After Three      After
                                     Months But   OneYear But
                         Within    Within Twelve  Within Five    After
(In millions)        Three Months     Months        Years     Five Years   Total

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

For the years ended December 31,(In thousands, except per share data)
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

Consolidated Statements of Changes in Shareholders' Equity For Years Ended

                                                                     Net unrealized gain(loss)     Total
December 31, 1994, 1993 and 1992     Common    Capital    Retained       on securities          Shareholders'
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

     Investment Securities:
     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The statement requires that all investments in debt securities and all investments in equity securities that have readily determinable fair values be classified into three categories. Securities that management has positive intent and ability to hold until maturity are classified as held to maturity. Securities that are bought and held specifically for the purpose of selling them in the near term are classified as trading securities. All other securities are classified as available for sale. Securities are designated as available for sale if management intends to use such securities in its asset/liability management strategy and therefore such securities may be sold in response to changes in interest rates and prepayment risk. Securities classified as trading and available for sale are carried at market value. Unrealized holding gains and losses for trading securities are included in current income. Unrealized holding gains and losses for available for sale securities are reported as a net amount in a separate component of stockholders' equity until realized. Investments classified as held to maturity are carried at amortized cost. Realized gains and losses on any sales of securities are computed on the basis of specific identification of the adjusted cost of each security and are included in noninterest income. Investments categorized as available for sale had an estimated fair excess of carrying value of $276,000 at January 1, 1994, and had the effect of increasing stockholders' equity by $182,000 (net of tax effect of $94,000).

     Loans:
     Loans are stated at the principal amount outstanding. Interest income on loans is recognized using the interest method based on loan principal amounts outstanding during the period. Accrual of interest is adjusted or discontinued on a loan when, in the opinion of management, its collection becomes doubtful.

     Provision for Loan Losses:
     The provision for loan losses charged to operating expenses is an amount that is sufficient to maintain the allowance for loan losses at an adequate level based on management's best estimate of possible future loan losses. Management's determination of the adequacy of the allowance is based on such considerations as the current






1.   Summary of Significant Accounting Policies (cont.)

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



3.   Investment Securities (cont.)

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

                              Available for Sale           Held to Maturity

                            Amortized     Estimated      Amortized    Estimated
December 31, 1994             Cost       Fair Value         Cost      Fair Value
(in thousands)

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


20.  Quarterly Financial Data
                                              Quarters Ended 1994
Unaudited (In thousands, except per share data)
                           March 31,     June 30,    Sept. 30,     Dec. 31,

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


                                            Quarters Ended 1993
Unaudited (In thousands, except per share data)
                             March 31,    June 30,     Sept. 30,    Dec. 31,

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

                 Nominees for Three Year Terms Ending in 1998

Warner U. Hines     1982        Director        Realtor,          Kentucky
(67)                                            Hines &           Investors,
                                                McDonald          Inc.

John J. Hopkins     1982        Director        Attorney          GTE South,
(69)                                                              Inc.

Dr. John P. Stewart 1982        Chairman of     Radiologist
(67)                            the Boards      (retired)
                                of Directors of
                                the Corporation
                                and Farmers Bank

William R. Sykes    1989        Director and     President and Chief
(58)                            Vice President;  Executive Officer of
                                Director, FCB    Farmers Bank
                                Services, Inc
                                and Leasing One
                                Corp.

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



              Continuing Directors Whose Terms Expire in 1997

Charles S. Boyd       1992     Director;        Senior Vice President
(53) *                         President and    and Chief Financial
                               Chier Executive  Officer of Corporation
                               Officer of the   and Farmers Bank
                               Corporation

Dr. John D. Sutterlin  1982    Director;        Dentist, Sutterlin
(54)                           Director, Leasing   & Bradshaw, P.S.C.
                               One Corp.

Joseph C. Yagel, Jr.   1982    Director         President, J.C.
(67)                                            Yagel Hardware, Inc.


* Also a director of United Bank & Trust Co. ("United Bank"), Lawrenceburg National Bank ("Lawrenceburg Bank"), Farmers Bank and Trust Co. in
Georgetown, Kentucky (Farmers Georgetown Bank'), First Citizens Bank, Hardin County, Inc., Horse Cave State Bank ("Horse Cave Bank"), and FCB Services, Inc., all of which are subsidiaries of the Corporation as well as Money One
Credit of Kentucky, Inc. ("Money One"), a subsidiary of Farmers Bank.

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

5 Michael M. Sullivan and Joseph C. Yagel are first cousins. Apart from that relationship, none of the directors are related by blood, marriage or adoption in relationship less remote than second cousin to any other director.


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

                             Positions and               Years of Service
                             Offices With                With the
Executive Officers Age       Registrant                  Registrant

Charles S. Boyd    53        Director 1, President       31 *
                             and CEO

James H. Childers  52        Executive Vice President    25 *
                             Director 2, and Legal
                             Counsel

* Includes years of service with the Registrant and Farmers Bank & Capital Trust Co.

1 Also a director of Farmers Bank, Horse Cave Bank, Farmers Georgetown Bank, United Bank, Lawrenceburg Bank, First Citizens Bank, FCB Services and Money One.

2 A director of Farmers Georgetown Bank




Item 11 - Executive Compensation

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

(a)       (b)      (c)       (d)      (e)      (f)     (g)     (h)       (i)

                                     Other
Name                                 Annual   Restricted               All Other
and                                  Compen-  Stock            LTIP    Compen-
Principal         Salary             sation   Awards  Options Payouts  sation 2
Position   Year     ($)    Bonus($)   ($)     ($)    /SARs(#)   ($)     ($)


Charles S.
Boyd       1992 135,275.67 23,695.04                                   10,255.41
President  1993 160,499.99                                             11,404.14
& CEO      1994 174,922.75  7,103.69                                   14,746.13

William R.
Sykes
President
& CEO     1992 170,463.14 19,174.05                                    12,486.40
Farmers   1993 170,535.98 15,980.08                                    12,643.38
Bank      1994 170,535.98  6,902.66                                    14,526.79

Gordon M.
Taylor
Treasurer &
EVP       1992 101,320.75  6,835.50                                     7,819.98
Farmers   1993 103,352.88  7,054.87                                     7,976.35
Bank      1994 106,315.38  4,165.02                                     9,253.78

James H.
Childers
EVP,      1992  90,804.82 11,342.50                                     6,987.98
Secr.,
Gen.      1993  92,749.97                                               7,143.97
Counsel   1994  95,749.99  3,770.55                                     8,374.47

1. The compensation indicated in this column includes cash compensation to such persons in all capacities indicated as well as compensation in the form of director's fees for service as a director of one or more of the Corporation's subsidiaries.

2 The amounts reflected in this column include the amounts contributed by the Corporation to the accounts of the named individuals in the Corporation Pension Plan and the Corporation Salary Savings Plan.

Compensation of Directors

  Directors of the Corporation who are not employed as officers of either the
Corporation or any subsidiary receive an annual fee of $2,000.00.   Directors of
the Corporation who are not employed by the Corporation or any subsidiary, but who are also directors of Farmers Bank receive an annual fee from the Bank of $10,000.00 plus $50 per meeting attended for membership on Farmers Bank committees such as the Trust Committee, the Audit Committee and the Loan Committee. Dr. John P. Stewart receives $6,000.00 in addition to his normal director's fee for his services as Chairman of the Board.

Report of the Compensation Committee

  The Compensation Committee is composed of Dr. John P. Stewart, M.D., Chairman of the Board of Directors, Mr. Charles T. Mitchell, CPA, a former Director and now an advisory director, and Mr. Charles O. Bush, a director. The Compensation Committee set Mr. Boyd's salary, as indicated on the foregoing table, at a level consistent with Chief Executive Officer's of financial corporations of comparable size according to information available to the committee. Mr. Boyd's salary for 1994 was well within the third quartile of regional chief executive officers.

  The factors normally considered by the Compensation Committee were tempered in 1993 by the fact that the Corporation received the proceeds from a bond claim relating to its fraud loss in 1990 and also benefited from the adoption of SFAS
109. Net income increased to $10.8 million in 1993 compared to $6.3 million in 1992. After eliminating the above-mentioned factors, net income rose to $6.9 million or 9.6% increase. Return on average assets and average equity rose to 1.33% and 11.86%, respectively, compared to .78% and 7.16% in 1992. After eliminating the nonrecurring factors, the return on average assets was .85% and the return on average equity was 7.6%. Moreover, in 1993, the nonperforming assets of the Corporation continued to decline by approximately 55%.

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

Comparison of Cumulative Total Return among Farmers Capital Bank Corporation,
NASDAQ Market Index and MG Bank Industry Peer Group Index.

Measurement Peroid         Farmers Capital      NASDAQ         MG
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

Total return assumes reinvestment of dividends. Assumes $100.00 invested on December 29, 1989.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

  The following table gives the indicated information as to all persons or entities known to the Corporation to be beneficial owners of more than five (5%) percent of the shares of the Corporation Common Stock. Unless otherwise indicated, beneficial ownership includes both voting power and investment power.


                             Amount and Nature of
                             Beneficial Ownership of          Percent
                             Corporation Common               of
Name and Address of          Stock as of April 1, 1995        Class (1)
Beneficial Owner


Farmers Bank & Capital       478,083.868 (2)                   12.4
Trust Co. as Fiduciary
One Farmers Bank Plaza
Frankfort, KY 40601

(1) Based on 3,866,382 shares of Corporation Common Stock outstanding as of April 1, 1995.


(2) The shares indicated are held by the Trust Department of Farmers Bank, a subsidiary of the Corporation, in fiduciary capacities as trustee, executor, agent or otherwise. Of the shares indicated, Farmers Bank has the sole right to vote 432,087.868 shares, or approximately 11.2% of the outstanding shares. All such shares will be voted at the Meeting. Farmers Bank holds no voting power with respect to 45,996 shares of Corporation Common Stock which it holds in a fiduciary capacity.
  In addition, of the shares indicated, Farmers Bank has sole investment power with respect to 200,739 shares (5.2% of outstanding shares), shared investment power with respect to 171,240 shares (4.4% of the outstanding shares) and no investment power with respect to 106,104.868 shares (2.7% of the outstanding shares).

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

1 All entries are based on information provided to the Corporation by its directors and officers. The persons listed, unless otherwise indicated, are the sole owners of the reported securities and accordingly exercise both sole voting and sole investment power over the securities. However, as indicated in the following footnotes, this column includes, in some instances, shares of Corporation Common Stock in which members of the immediate family of the person listed have a specified interest, as well as shares in which entities owned or controlled by the person listed has a specified interest. These shares are reported because of the definition of "beneficial ownership" for purposes of federal securities laws. In each such case, the director disclaims beneficial ownership of any such shares and declares that the filing of this statement shall not be construed as an admission that the director is, for the purpose of sections 13(d) or 14(d) of the Securities Exchange Act of 1934, the beneficial owner of such securities.

2 Based on 3,866,382 shares of Corporation Common Stock outstanding as of April 1, 1995.

3 Includes 5,719.433 shares held jointly with Mr. Boyd's wife, Lee Boyd; and
365.369 shares held for him in the Employees Stock Ownership Plan (the ESOP).

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

7 Includes 4,000 shares held by Mr. Hopkins' wife, Patricia M. Hopkins; 2,750 shares held by Mr. Hopkins' son John J. Hopkins III; 2,650 shares held by Mr. Hopkins' daughter, Mary Hopkins Thacker; 100 shares jointly held by
Mr. Hopkins' daughter and her husband, B. Thomas Thacker; 100 shares owned by Mr. Hopkins' son-in-law, B. Thomas Thacker; and 100 shares owned jointly by Mr. Hopkins' wife and her mother, Mrs. Elsie B. Moore.

8 Includes 3,600 shares owned by Mr. Mitchell's wife, Jean G. Mitchell; 3,700 shares held in Individual Retirement Account established by Mr. Mitchell with Farmers Bank serving as trustee.

9 Includes 17,400 shares owned by Mr. Sower's wife, Minnie Lynn Sower; 9,650 shares owned by Mr. Sower's son, Frank W. Sower, Jr.; 18,120 shares owned by Mr. Sower's son John R. Sower; 3,897 shares held by Mr. Sower's daughter, Lynn Sower Bufkin.

10   Includes 30,750 shares held by Dr. Stewart as trustee for his own benefit; 5,000 shares held in trust by Farmers Bank for the benefit of three of Dr. Stewart's children.

11   Includes 17,040 shares held by Pat Sullivan Insurance Agency, Inc. of which Mr. Sullivan is President; 1,125 shares owned by Mr. Sullivan's three children; 280 owned by Mr.Sullivan's wife, Lynn Sullivan; and 262.494 shares held for him in the ESOP.

12   Includes 7,960 shares held in a private pension plan established by
Dr. Sutterlin with Farmers Bank serving as trustee; and 78.765 shares held by Dr. Sutterlin's three children.

13   Includes 567.798 shares held for him in the ESOP, and 1,444.964 held by his wife, Sue A.Sykes.

14   Includes 4,515 shares held by Mr. Yagel's wife, Sallie E. Yagel; 18,460 shares held by her as trustee for her benefit; 21,090 shares held by Mr. Yagel as trustee for his benefit; and 1,000 shares held in Mr. Yagel's IRA.

15   Includes 341.316 shares held in a Keogh Plan Account; 675 shares held in trust for his children with his wife serving as a trustee; and 341.946 held by the ESOP.

16   Includes 400 shares owned by his wife, Joan H. Taylor; and 403.893 held for him in the ESOP.




Item 13 - Certain Relationships and Related Transactions

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

  The Corporation and Farmers Bank purchase certain insurance through the Pat Sullivan Insurance Agency, Inc. paying an annual premium which was $468,630.51 for the Corporation in 1994. Mr. Michael M. Sullivan, a director and officer of FCB Services, Inc., is the president, a director and significant shareholder of the Pat Sullivan Insurance Agency, Inc.

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

  Farmers Bank paid $3,000 retainer fee to John J. Hopkins, a member of the Corporation's and Farmers Bank's Board of Directors.



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

                        FARMERS CAPITAL BANK CORPORATION

                                   By:  Charles Scott Boyd
                                        Charles Scott Boyd
                                        President and Chief Executive Officer

                                        Date:     03/06/96


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Charles Scott Boyd             President, Chief Executive Officer
Charles Scott Boyd             and Director (principal executive
                               officer of the Registrant)             03/06/96


John Poage Stewart             Chairman                               03/12/96
John Poage Stewart

Michael Meagher Sullivan       Director                               03/12/96
Michael Meagher Sullivan

Joseph C. Yagel                Director                               03/12/96
Joseph Charles Yagel

Warner Underwood Hines         Director                               03/12/96
Warner Underwood Hines

John James Hopkins II          Director                               03/12/96
John James Hopkins II

J.D. Sutterlin                 Director                               03/12/96
John Douglas Sutterlin

William Ray Sykes              Director                               03/12/96
William Ray Sykes

                               Director
Charles Owen Bush

Elwood Bruce Dungan            Director                               03/12/96
Elwood Bruce Dungan

Cecil Douglas Carpenter        Vice President and CFO                 03/11/96
Cecil Douglas Carpenter        (principal financial and
                               accounting officer)



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

                                         By order of the Board of Directors,

                                         James H. Childers
                                         James H. Childers
                                         Secretary

Frankfort, Kentucky
April 3, 1995



                         Your Vote Is Important

        Please date, sign and promptly return the enclosed proxy in the accompanying postage-paid envelope.



                    Farmers Capital Bank Corporation
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

Under Kentucky law, the presence in person or by proxy of at least a majority of the shares of outstanding common stock entitled to vote is necessary to constitute a quorum.
Voting

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

     Shareholders being present in person or by proxy representing a majority of the outstanding shares of the Corporation shall constitute a quorum. If a quorum is present, a majority of the votes cast in person or by proxy shall constitute a plurality meaning that the individuals who receive the largest number of votes are elected as directors. Accordingly, any shares not voted (whether by withholding authority, broker's non-vote or otherwise) have no impact on the election of directors except to the extent that the failure to vote for an individual results in another individual receiving a larger number of votes.

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




                                              Principal
                  Has Served   Position and   Occupation
Nominee           As Director  Offices with   During the         Other
and age           Since 1      Corporation2   Past Five Years 3  Directorships 4

                    Nominees for Three Year Terms Ending in 1998

Warner U. Hines     1982       Director       Realtor,           Kentucky
(67)                                          Hines &            Investors, Inc.
                                              McDonald

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

                Continuing Directors Whose Terms Expire in 1996

Charles O. Bush        1982   Director;       Director
(62)                          Director, Money
                              One Credit Corp.

E. Bruce Dungan        1982   Director        President and Chief
(66)**                                        Executive Officer of
                                              Corporation, May 1988
                                              to December 1991;

Michael M. Sullivan 5  1982   Director and    Vice President-Cashier
(57)                          Vice President  of Farmers Bank
                              of the
                              Corporation; Senior
                              Vice President, FCB
                              Services, Inc.


             Continuing Directors Whose Terms Expire in 1997

Charles S. Boyd        1992   Director;        Senior Vice President
(53)*                         President and    and Chief Financial
                              Chief Executive  Officer of Corporation
                              Officer of the   and Farmers Bank
                              Corporation

Dr. John D. Sutterlin  1982   Director;        Dentist,Sutterlin
(54)                          Director Leasing   & Bradshaw, P. S. C.
                              One Corp.

Joseph C. Yagel, Jr.   1982   Director         President, J. C. Yagel
(67)                                           Hardware, Inc.

 *Also a director of United Bank & Trust Co. ("United Bank"), Lawrenceburg National Bank ("Lawrenceburg Bank"), Farmers Bank and Trust Co.
in Georgetown, Kentucky ("Farmers Georgetown Bank"), First Citizens Bank, Hardin County, Inc., Horse Cave State Bank ("Horse Cave Bank"), and
FCB Services, Inc., all of which are subsidiaries of the Corporation as well as Money One Credit of Kentucky, Inc. ("Money One"), a subsidiary of Farmers Bank.

 **Also a director of "First Citizens Bank", "Horse Cave Bank", FCB Services, Inc., and Money One.

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

                    Amount and Nature of
                    Beneficial Ownership of                     Percent
                    Corporation Common                          of
Name                Stock as of April 1, 1995 1                 Class 2


Charles S. Boyd                    8,407.406 3                   .22

Charles O. Bush                    7,000.000 4                   .18

E. Bruce Dungan                   39,917.686 5                   1.04

Warner U. Hines                   15,907.158 6                    .42

John J. Hopkins                   75,700.000 7                   1.96

Charles T. Mitchell               16,500.000 8                    .43

Frank W. Sower                   160,067.000 9                   4.14

John P. Stewart                   37,750.000 10                   .98

Michael M. Sullivan              112,292.494 11                  2.90

John D. Sutterlin                 29,738.765 12                   .77

William R. Sykes                   7,263.785 13                   .19

Joseph C. Yagel, Jr.              50,050.000 14                  1.30

James H. Childers                  7,358.262 15                   .19

Gordon M. Taylor                  17,798.893 16                   .46

All directors and nominees,      585,834.985                    15.18
advisory directors and officers
as a group

1 All entries are based on information provided to the Corporation by its directors and officers. The persons listed, unless otherwise indicated, are the sole owners of the reported securities and accordingly exercise both sole voting and sole investment power over the securities. However, as indicated in the following footnotes, this column includes, in some instances, shares of Corporation Common Stock in which members of the immediate family of the person listed have a specified interest, as well as shares in which entities owned or controlled by the person listed has a specified interest. These shares are reported because of the definition of "beneficial ownership" for purposes of federal securities laws. In each such case, the director disclaims beneficial ownership of any such shares and declares that the filing of this statement shall not be construed as an admission that the director is, for the purposes of sections 13(d) or 14(d) of the Securities Exchange Act of 1934, the beneficial owner of such securities.

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

7 Includes 4,000 shares held by Mr. Hopkins' wife, Patricia M. Hopkins; 2,750 shares held by Mr. Hopkins' son, John J. Hopkins III; 2,650 shares held by Mr. Hopkins daughter, Mary Hopkins Thacker; 100 shares jointly held by
Mr. Hopkins' daughter and her husband, B. Thomas Thacker; 100 shares owned by Mr. Hopkins' son-in-law, B. Thomas Thacker; and 100 shares owned jointly by Mr. Hopkins' wife and her mother, Mrs. Elsie B. Moore.

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

11 Includes 17,040 shares held by Pat Sullivan Insurance Agency, Inc., of which Mr. Sullivan is President; 1,125 shares owned by Mr.Sullivan's three children; 280 owned by Mr. Sullivan's wife Lynn Sullivan; and 262.494 shares held for him in the ESOP

12 Includes 7,960 shares held in a private pension plan established by Dr. Sutterlin with Farmers Bank serving as trustee; and 78.765 shares held by Dr. Sutterlin's three children.

13 Includes 567.798 shares held for him in the ESOP, and 1,444.964 held by his wife, Sue A. Sykes.

14 Includes 4,515 shares held by Mr. Yagel's wife Sallie E. Yagel; 18,460 shares held by her as trustee for her benefit; 21,090 held by Mr. Yagel as trustee for his benefit; and 1,000 shares held in Mr. Yagel's IRA.

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



                                               Long Term Compensation
             Annual Compensation                  Awards         Payouts

(a)         (b)   (c)        (d)       (e)      (f)     (g)      (h)      (i)

                                     Other
Name                                 Annual   Restricted               All Other
and                                  Compen-  Stock             LTIP    Compen-
Principal        Salary              sation   Awards  Options/Payouts   sation2
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

  The factors normally considered by the Compensation Committee were tempered in 1993 by the fact that the Corporation received the proceeds from a bond claim relating to its fraud loss in 1990 and also benefited from the adoption of SFAS
109. Net income increased to $10.8 million in 1993 compared to $6.3 million in 1992. After eliminating the above-mentioned factors, net income rose to $6.9 million or 9.6% increase. Return on average assets and average equity rose to 1.33% and 11.86%, respectively, compared to .78% and 7.16% in 1992. After eliminating the nonrecurring factors, the return on average assets was .85% and the return on average equity was 7.60%. Moreover, in 1993, the nonperforming assets of the Corporation continued to decline by approximately 55%.

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

 The Compensation Committee is also responsible for administering the Corporation's incentive plan. The plan is designed to award incentive payments to all full-time employees of the Corporation and its subsidiaries when certain threshold levels of performance are met. The Committee established the incentive threshold at the earnings level budgeted by the Corporation. As the earnings of the Corporation exceed that threshold, certain incentive percentages are triggered. For example, if earning exceed the budgeted threshold by an amount equal to 1% of the full-time employee salaries, then the employees get a 1/2 of 1% incentive payment. Likewise, if the earnings exceed the threshold by 2% of full-time employee salaries, the employees get a 1% incentive payment. In 1994, earnings exceed the budgeted threshold by such an amount that each employee received an additional 4.1% of his salary. For 1995, a threshold some 17% higher than the threshold for 1994 and 10% higher than reported 1994 earnings, has been established.

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

  In addition to the money purchase component of the Pension Plan, the Pension Plan also includes an employee stock ownership component. The Pension Plan provides that the Corporation, in addition to its 4% contribution, may at its discretion contribute additional amounts (up to the maximum imposed by federal law) which will be allocated to all participants in the ratio that each participant's compensation bears to all participants' compensation. Such discretionary contributions will be utilized to purchase shares of Corporation Common Stock to be held in the participants' accounts. Such shares of Corporation Common Stock may be acquired from the Corporation, its shareholders or the open market and may be acquired at any price provided that the price does not exceed the market price at the time of the purchase. A 1% discretionary contribution was made to the Pension Plan in 1994.

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

Corporation Salary Savings Plan

  The Corporation and its subsidiaries maintain a Salary Savings Plan for their employees who have attained the age of 21 and who have completed one year of service with the Corporation or its subsidiaries. A year of service is a twelve-month period in which an employee works at least 1,000 hours. The Savings Plan provides for four types of contributions, as follows:

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

  All tax deferred contributions made by a participant up to an amount equal to 4% of such participant's compensation are matched on a dollar-for-dollar basis by a Corporation contribution to the Savings Plan, subject to certain limitations. No matching contributions are made with regard to a participant deferral contribution in excess of 4% of compensation. The Corporation may, in its sole discretion, make additional contributions to the Savings Plan on behalf of participants. The Corporation made no discretionary contribution to the Savings Plan in 1994. Discretionary contributions are allocated among participants in the ratio that each participant's compensation bears to all participant's compensation.

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

  The amounts shown in the compensation table above under the caption "All Other Compensation" include the matching contribution amounts accrued in 1994 for the benefit of the Corporation officers participating in the Savings Plan, as follows: Mr. Boyd, $8,000.00; Mr. Childers, $3,721.98; Mr. Sykes, $6,000.00;
Mr. Taylor, $4,113.02, and the executive officers as a group, $19,835.00.

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

                              Annual Report

  Shareholders have concurrently with this Proxy Statement been sent a copy of the Corporation's Annual Report for the year ended December 31, 1994. The sections of said Annual report entitled "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as all financial statements found therein (and reports and notes thereto), are expressly incorporated by reference into this Proxy Statement. The Corporation has filed with the Securities and Exchange Commission an annual report on Form 10-K for the year ended December 31, 1994 under the Securities and Exchange Act of 1934. Upon written request, the Corporation will furnish any person who is a shareholder of the Corporation as of April 1, 1995, a copy of such Form 10-K without charge. Send requests to James H. Childers, Secretary, Farmers Capital Bank Corporation, One Farmers Bank Plaza, Frank fort, Kentucky 40601. The Form 10-K report is not part of this material for the solicitation of proxies.

                         By Order of the Board of Directors,



                         James H. Childers
                         James H. Childers
                         Secretary

Frankfort, Kentucky
April 3, 1995

                          Proxy Card- Appendix


                    Farmers Capital Bank Corporation
                                   Proxy
 Solicited by the Board of Directors in accordance with the notice of Annual Meeting of Share holders and Proxy Statement dated April 3, 1995 for the Annual Meeting of Shareholders to be held May 9, 1995

The undersigned shareholder hereby appoints Charles S. Boyd and Dr. John P. Stewart, or any of them with full power of substitution, to act as proxy for and to vote the stock of the undersigned at the Annual Meeting of Shareholders of Farmers Capital Bank Corporation to be held at Farmers Bank & Capital Trust Co., One Farmers Bank Plaza, Frankfort, Kentucky on Tuesday, May 9, 1995, at
11:00 a.m., local time, notice of which meeting and accompanying
Proxy Statement being hereby acknowledged as having been received by the undersigned, and at any adjournment or adjournments thereof, as fully as the undersigned would be entitled to vote if then and there personally present. Without limiting the general authorization and power hereby given, the above proxies are directed to vote as follows:

1. The election of directors of the Corporation as set forth in the Board of Director's Proxy Statement, including discretionary authority of selective cumulation.

  FOR all nominees listed BELOW (except as marked to the contrary below)
  Warner U. Hines, John J. Hopkins, Dr. John P. Stewart, and William R. Sykes (or any substitute nominee should any of the above become unavailable for any reason)

  WITHOLD AUTHORITY to vote for all nominees.

  (Instruction: To withhold authority to vote for any individual nominee, write that nominee's name on the space provided below.)



2. A proposal to ratify the appointment of Coopers & Lybrand as the Corporation's independent ac coun tants for the calendar year 1995: and

  FOR          AGAINST             ABSTAIN

3. In their discretion, upon such other matters as may properly come before the meeting. THIS PROXY WHEN PROPERLY EXECUTED WILL BE VOTED IN THE MANNER DIRECTED HEREIN BY THE SHAREHOLDER. IF NO SPECIFIC DIRECTION IS GIVEN, THIS PROXY WILL BE VOTED FOR THE NOMINEES REFERRED TO IN ITEM 1 (INCLUDING ANY SUBSTITUTE NOMINEE IN THE CASE OF UNAVAILABILITY), AND FOR THE RATIFICATION OF THE APPOINTMENT OF COOPERS & LYBRAND AS THE CORPORATION'S INDEPENDENT ACCOUNTANTS FOR THE CALENDAR YEAR 1995 AS REFERRED TO IN ITEM 2.

PLEASE DATE AND SIGN BELOW, AND RETURN IN THE ENCLOSED ENVELOPE.
THIS PROXY IS SOLICITED BY THE BOARD OF DIRECTORS AND WILL BE VOTED AS STATED HEREIN.

                    Signature of Shareholder(s)

          Please sign your name above exactly as it appears on your stock certificate(s). Joint owners must each sign.
          When signing as attorney, executor, administrator,
          trustee or guardian, please give your full title.
          Date                                             1995