Form 10-K
period 1995-12-31
FARMERS CAPITAL BANK CORP
filed 1996-03-25
CIK 713095

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-K

           X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year Ended December 31, 1995

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

                                    Yes X         No

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 1, 1996 was $159,488,258.

As of March 1, 1996, there were 3,866,382 shares issued and outstanding.

Documents incorporated by reference:

     Proxy Statement for the annual meeting of shareholders scheduled to be held May 14, 1996 - portions of which are incorporated by reference in
     Part III.

An index of exhibits filed with this Form 10-K can be found on page 54.

                        FARMERS CAPITAL BANK CORPORATION
                                  FORM 10-K
                                    INDEX

                                                       Page
Part I

     Item  1 - Business                                                4
     Item  2 - Properties                                              9
     Item  3 - Legal Proceedings                                       9
     Item  4 - Submission of Matters to a Vote of Security Holders    11

Part II

     Item  5 - Market for Registrant's Common Stock and Related
               Shareholder Matters                                    11
     Item  6 - Selected Financial Data                                13
     Item  7 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    13
     Item  8 - Financial Statements and Supplementary Data            28
     Item  9 - Changes in and Disagreements With Accountants
               on Accounting Issues and Financial Disclosure          50

Part III

     Item 10 - Directors and Executive Officers of the Registrant     51
     Item 11 - Executive Compensation                                 51
     Item 12 - Security Ownership of Certain Beneficial Owners
               and Management                                         51
     Item 13 - Certain Relationships and Related Transactions         51

Part IV

     Item 14 - Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K                                            52

Signatures                                                            53

Index of Exhibits                                                     54

                                  PART I
Item 1 - Business

                               Organization

Farmers Capital Bank Corporation ("the Registrant") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and was organized on October 28, 1982, under the laws of the Commonwealth of Kentucky. Its subsidiaries provide a wide range of banking and bank-related services to customers throughout Kentucky. The bank subsidiaries owned by the Registrant are Farmers Bank & Capital Trust Company ("Farmers Bank"), Frankfort, Kentucky; United Bank & Trust Co. ("United Bank"), Versailles, Kentucky; Lawrenceburg National Bank ("Lawrenceburg Bank"), Lawrenceburg, Kentucky; First Citizens Bank, Hardin County, Incorporated ("First Citizens Bank"), Elizabethtown, Kentucky; Farmers Bank and Trust Company
("Farmers Georgetown Bank"), Georgetown, Kentucky; and Horse Cave State Bank ("Horse Cave Bank"), Horse Cave Kentucky. The Registrant also owns two non-bank subsidiaries; FCB Services, Inc. ("FCB Services"), Frankfort, Kentucky and Farmers Capital Insurance Company ("Farmers Insurance"), Frankfort, Kentucky. As of December 31, 1995, the Registrant has $906 million in consolidated assets.

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

Farmers Bank is the largest bank in Franklin County. It conducts business in its principal office and four branches within Frankfort, the capital of Kentucky. Franklin County is a diverse community, including government, commerce, finance, industry, medicine, education and agriculture. The bank also serves many individuals and corporations throughout Central Kentucky.
On December 31, 1995, it had total assets of $425 million, including loans of $244 million. On the same date, total deposits were $353 million and shareholders' equity totaled $36 million.

Farmers Bank has three subsidiaries: Farmers Bank Realty Company ("Realty"); Money One Credit of Kentucky, Inc. ("Money One"); and Leasing One Corporation ("Leasing One"). Farmers Bank, Realty and Money One, Inc. own a partnership
- Money One Credit Company ("MOCC"). Farmers Bank also participates in a joint venture - Frankfort ATM, Ltd. ("ATM").

Realty was incorporated in 1978 for the purpose of owning certain real estate used by the Registrant and Farmers Bank in the ordinary course of business. Realty had total assets of $3.6 million on December 31, 1995.

Money One was incorporated in 1989 and until January 1, 1993, was a direct subsidiary of the Registrant. It manages the consumer finance company, MOCC. At December 31, 1995 it had $1.2 million in assets.

MOCC was established on June 1, 1994. It is a partnership engaged in consumer lending activities under Chapter 288 of the Kentucky Revised Statutes.
As stated earlier, the partners include Farmers Bank, Realty and Money One. MOCC has fourteen offices throughout Kentucky. At December 31, 1995 it had total assets of $15.0 million.

Leasing One was incorporated in August, 1993 to operate as a commercial equipment leasing company. It is located in Frankfort, but conducts business in Ohio, Indiana, Tennessee and Kentucky. At year end it had total assets of $11.3 million.

A fourth subsidiary, Farmers Financial Services Corporation ("FFSC"), was in existence for the first three quarters of 1995. FFSC was incorporated in 1985 in order to enter into a partnership with several other banks to form a statewide electronic network. The partnership, known as "Transaction Services Company", supported an automated teller machine network (Quest) with machines throughout Kentucky and Indiana as well as point-of-sale terminals in retail stores. With the termination of the "Quest" network, the partnership known as "Transaction Services Company" was also terminated. As a result, FFSC was dissolved as of September 27, 1995.

Farmers Bank has a 50% interest in ATM, a joint venture for the purpose of ownership of automatic teller machines in the Frankfort area. State National Bank, a Frankfort bank not otherwise associated with the Registrant, also has a 50% interest in ATM.

On February 15, 1985, the Registrant acquired United Bank, a state chartered bank originally organized in 1880. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. It conducts business in its principal office and two branches in Woodford County, Kentucky. United Bank is the second largest bank in Woodford County with total assets of $100 million and total deposits of $89 million at December 31, 1995.

On June 28, 1985, the Registrant acquired Lawrenceburg Bank, a national chartered bank originally organized in 1885. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. It conducts business in its principal office and one branch in Anderson County, Kentucky. Lawrenceburg Bank is the largest bank in Anderson County with total assets of $93 million and total deposits of $84 million at December 31, 1995.

On March 31, 1986, the Registrant acquired First Citizens Bank, a state chartered bank originally organized in 1964. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. It conducts business in its principal office and four branches in Hardin County, Kentucky. First Citizens Bank is the largest bank in Hardin County with total assets of $108 million and total deposits of $89 million at December 31, 1995.

On June 30, 1986, the Registrant acquired Farmers Georgetown Bank, a state chartered bank originally organized in 1850. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. It conducts business in its principal office and three branches in Scott County, Kentucky. Farmers Georgetown Bank is the largest bank in Scott County with total assets of $113 million and total deposits of $100 million at December 31, 1995.

On June 15, 1987, the Registrant acquired Horse Cave Bank, a state chartered bank originally organized in 1926. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. It conducts business in its principal office and one branch in Hart County, Kentucky. Horse Cave Bank is the largest bank in Hart County with total assets of $75 million and total deposits of $65 million at December 31, 1995.

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

The Bank Holding Company Act formerly prohibited the Federal Reserve Board from approving an application from a bank holding company to acquire shares of another bank across its own state lines. However, effective September 1995, new legislation abolished those restrictions and now allows bank holding companies to acquire shares of out of state banks, subject to certain conditions. Currently, the Company has no plans to purchase shares of an out of state bank.

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

The purpose of the Community Reinvestment Act (CRA) is to encourage banks to respond to the credit needs of the communities they serve, including low and moderate income neighborhoods. CRA states that banks should accomplish this while still preserving the flexibility needed for safe and sound operations. It is designed to increase the bank's sensitivity to investment opportunities which will benefit the community. Of the Company's six subsidiary banks, two have an outstanding CRA rating and four have a satisfactory rating.

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

                                 Employees

As of December 31, 1995, the Registrant and its subsidiaries had 494 full-time equivalent employees. Employees are provided with a variety of employee benefits. A retirement plan, a profit-sharing (401K) plan, group life insurance, hospitalization, dental and major medical insurance are available to eligible personnel. The employees are not represented by a union. Management and employee relations are good.

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

Two of the original named plaintiffs in the case before the Circuit Court filed a similar action, Earl H. Schilling et al v. Farmers Bank & Capital Trust Company, on July 7, 1992 in the United State District Court for the Western District of Kentucky at Louisville, Case No. C- 920399 L-M.
That action has been dismissed without prejudice on the grounds that the plaintiffs did not appear to be able to establish federal jurisdiction.

On November 27, 1995, one of the Registrant's subsidiaries, Farmers Bank & Capital Trust Co. ("Farmers Bank") filed suit in the Circuit Court for Franklin County, Kentucky against Travel Professionals of Frankfort, Inc. and Travel Professionals of Scott County, Inc. (the "TPI Companies") to collect five (5) loans totaling approximately $1,158,572 plus interests, costs and attorney's fees. In addition to the TPI Companies, other named defendants were Charles O. Bush, Sr., a director of the bank (by virtue of certain guarantees) and two of his children, Charles O. Bush, Jr. and Karen Wilhelm and their respective spouses, Sandra Bush and David Wilhelm, (collectively, the "Bush Family Members"). In addition, Ray Godbey and Virginia Godbey, officers of the Corporation were joined as defendants. Each of the defendants has filed an answer and counterclaim denying liability to Farmers Bank and asserting various claims for damages against the Bank. The Registrant believes that the defenses and claims asserted by the defendants are without merit and Farmers Bank has denied any liability to the defendants. The litigation presently is in the discovery phase and is being vigorously defended. It is anticipated that Farmers Bank will amend its complaint to assert additional claims against the defendants in this case.

The Registrant's Georgetown, Kentucky affiliate, Farmers Georgetown Bank, and its Executive Vice President, have been named defendants in a civil action brought on August 1, 1994 by a loan customer of the Bank, in which the customer alleges (1) fraud, (2) breach of good faith and fair dealing,
(3) disclosure of false credit information (defamation) and (4) outrageous conduct. As earlier reported, the initial amount in controversy for the first three counts was unspecified. The amount originally sought as punitive damages for outrageous conduct was $10,000,000. By order of the Scott County Circuit Court, Georgetown, Kentucky, the plaintiffs were recently required to quantify the amounts in controversy. For the count of fraud the plaintiffs seek $50,000; for the count of breach of good faith and fair dealing the plaintiff seeks $12,900,000; for the count of defamation the plaintiffs seek $14,800,000 plus an estimated $75,000 in legal costs.
Further the amount now sought as punitive damages is $21,000,000.

The conduct complained about in counts 1 and 2 involves former officers of Farmers Georgetown Bank. The Bank at this time has had the opportunity to examine those former officers knowledge of the events alleged to have taken place and believes there is no merit to the allegations. The Farmers Georgetown Bank also believes that there is no merit to the allegations in counts 3 and 4 and intends to vigorously defend all claims.

The case has been set for trial in both November 1995 and February 1996, but has been recently continued once again. It is anticipated that the case will go to trial in either September 1996 or in the alternative November 1996. With respect to the issue of the count of defamation, the court at one point, granted the defendants a summary judgement, but has agreed to reconsider that action at some later time. Management believes the previously mentioned actions are without merit, that in certain instances its actions or omissions were pursuant to the advice of counsel, or that the ultimate liability, if any, resulting from one or more of the claims will not materially affect the Registrant's consolidated financial position, although resolution in any year or quarter could be material for that period.

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

                                  PART II

Item 5 - Market for Registrant's Common Stock and Related Shareholders' Matters

The Registrant's stock is traded in the National Association of Security Dealers Automated Quotation System (NASDAQ) National Market System and the sales prices shown below are as reported by the National Association of Securities Dealers under the NASDAQ symbol: FFKT. The amount of dividends per share declared by the Registrant during the last two calendar years is also included below:

                                                       Dividends
Stock Prices                           High    Low     Declared

4th Quarter, 1995                    $43.50    $37.00      $0.36
3rd Quarter, 1995                     39.50     33.00       0.33
2nd Quarter, 1995                     37.00     32.50       0.33
1st Quarter, 1995                     38.00     35.50       0.33

4th Quarter, 1994                    $40.50    $36.50      $0.33
3rd Quarter, 1994                     41.00     36.88       0.30
2nd Quarter, 1994                     43.00     37.00       0.30
1st Quarter, 1994                     39.50     33.00       0.30

As of January 1, 1996, there were 818 shareholders of record. This figure does not include individual participants in security position listings.

Payment of dividends by the Registrant's subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. At December 31, 1995, combined retained earnings of the subsidiary banks were approximately $38,401,026 of which $4,519,000 was available for the payment of dividends in 1996 without obtaining prior approval from bank regulatory agencies.

Stock Transfer Agent and Registrar:

     Farmers Bank & Capital Trust Co.
     P.O. Box 309
     Frankfort, Kentucky 40602

The Registrant offers shareholders automatic reinvestment of dividends in shares of stock at the market price without fees or commissions. For a description of the plan and an authorization card, contact the Registrar above.

NASDAQ Market Makers:

     J.J.B. Hilliard, W.L. Lyons, Inc. Herzog, Heine, Geduld, Inc.
     Phone:    502/588-8400 or         Phone:         800/221-3600
               800/444-1854

     J.C. Bradford and Co., Inc.       PaineWebber Incorporated
     Louisville 502/589-7760 or        Phone:         800/222-1448
                800/752-6093
     Lexington  606/255-7353 or
                800/522-7353

Item 6 - Selected Financial Highlights

December 31
(In thousands, except per share data)

                             1995      1994      1993      1992      1991

Net interest income      $ 39,146  $ 36,164  $ 32,844   $ 32,338 $ 28,869

Net income                 10,389    10,250    10,804      6,317    4,261

Net income per share         2.69      2.65      2.79       1.63     1.10

Total assets              906,113   851,703   794,269     820,991  926,248

Long term debt              3,886     4,865     2,695         159     None

Dividends declared per share 1.35      1.23      1.11         1.08     1.08

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating Results

Farmers Capital Bank Corporation (the "Company") finished 1995 with net income of $10.4 million, or $2.69 per share, up from $10.25 million, or $2.65 per share reported for 1994. This increase was realized even though the Company benefited during the second quarter of 1994 from a significant nonrecurring recovery of prior year losses amounting to $503 thousand after tax. Adjusting for the nonrecurring recovery, 1995 net income is $642 thousand, or 6.6% higher than net income for 1994. The performance ratios also increased after adjusting for the nonrecurring recovery. Return on assets increased 4.3% from 1.16% to 1.21%. Return on equity increased 2.1% from 9.99% to 10.20%.

The two items having the most beneficial impact on the Company during 1995 were the increase in net interest margin and the much publicized reduction in the FDIC insurance premium.

Interest Income

Total interest income, on a tax equivalent basis was $68.7 million, up
$9.4 million, or 15.9% from 1994. Interest on taxable investment securities was up $1.8 million, or 29.8% from 1994. The yield was 5.8%, up from 4.8% in the previous year. Interest on nontaxable investment securities was stable at $3.4 million while the yield dropped 19 basis points to 6.6%. Interest on federal funds sold and securities purchased under agreement to resell was $3.0 million, up $644 thousand or 26.9%. The yield was up, due to rate, 160 basis points to 5.9%. Interest on loans was $54.4 million, up $7.0 million, or 14.9% over 1994. The yield was up 80 basis points to 10.0%.

The increase in loan and taxable investment securities interest was due primarily to changes in rates. The decline in nontaxable investment security interest was also due to rate. The yield on total earning assets increased from 8.0% to 8.8%. This was accomplished by increased loan volumes and by moving balances from lower yielding asset categories to higher earning loans.

Interest Expense

Total interest expense was $28.1 million, up $6.5 million, or 30.2%.
Interest expense on interest bearing demand deposits was up $537 thousand, or 8.0% from 1994 due to the rate variance. Interest paid on savings accounts was $1.7 million, an increase of $91 thousand while the rate paid increased 30 basis points to 3.2% in 1995.

The largest interest expense impact came from those on time deposits which had increases in both rate and volume. Interest expense on time deposits increased $5.5 million, or 46.3% while the rate increased 125 basis points to 5.6%. Interest paid on securities sold under agreement to repurchase was $1.6 million, up $375 thousand, or 31.0% due to rate. The rate paid on total interest bearing liabilities was 4.36%, an increase of 85 basis points.

Net interest income is the most significant component of the Company's earnings. Net interest income is the excess of the interest income earned on assets over the interest paid for funds to support those assets. The following table represents the major components of interest earning assets and interest bearing liabilities on a tax equivalent basis (TE) where tax exempt income is adjusted upward by an amount equivalent to the federal income taxes that would have been paid if the income had been fully taxable (assuming a 34% tax rate).

Distribution of Assets, Liabilities and Shareholders' Equity:
Interest Rates and Interest Differential (In thousands)

December 31,                      1995                    1994                               1993

                      Average             Average Average             Average  Average                Average
                      Balances  Interest  Rate    Balances  Interest  Rate     Balances   Interest    Rate
Earning Assets
 Investment Securities
   Taxable            $136,028  $ 7,923    5.82%   $126,772  $ 6,106    4.82%   $143,506     $ 7,539      5.25%
   Nontaxable 1         50,852    3,376    6.64      50,476    3,447    6.83      27,687       2,224      8.03
 Time deposits with banks,
  federal funds sold and
  securities purchased
  under agreements
  to resell            51,752     3,042    5.88      56,052    2,398    4.28      74,875        2,272      3.03
 Loans 1,2,3          540,632    54,350   10.05     511,492   47,301    9.25     467,738       43,528      9.31

Total Earning Assets  779,264    68,691    8.81     744,792   59,252    7.96     713,806       55,563      7.78

Less Allowance
 for loan losses        8,774                         8,982                        8,443

                      770,490                       735,810                      705,363
Non-Earning Assets
 Cash and due from
  banks                57,545                        70,433                       69,498
 Bank premises and
  other equipment      20,122                        19,950                       20,606
 Other assets          14,001                        13,362                       16,045

Total Assets         $862,158                      $839,555                     $811,512

Interest Bearing Liabilities
 Deposits
  Interest bearing
    demand           $245,926     7,279    2.96    $247,554    6,742    2.72    $221,086        6,038      2.73
  Savings              53,417     1,703    3.19      55,853    1,612    2.89      55,697        1,576      2.83
  Time                311,668    17,292    5.55     274,812    11,817   4.30     295,883       13,123      4.44
 Securities sold under
  agreements to
  repurchase           28,889     1,584    5.48      33,348     1,209   3.63      30,590          884      2.89
 Other borrowed funds   4,444       257    5.78       3,320       206   6.20       2,442          147      6.02

Total Interest Bearing
 Liabilities          644,344    28,115    4.36     614,887    21,586   3.51     605,698       21,768      3.59

Non-interest Bearing Liabilities
 Commonwealth of Kentucky
  deposits             26,093                        32,419                       29,744
 Demand deposits -
  other deposits       84,666                        89,073                       80,977
 Other liabilities      5,212                         6,059                        4,033

Total liabilities     760,315                       742,438                      720,452

Shareholders' Equity  101,843                        97,117                       91,060

Total Liabilities
 and Shareholders'
 Equity              $862,158                      $839,555                     $811,512

Net interest income (TE)         40,576                        37,666                           33,795
TE basis of adjustment           (1,430)                       (1,502)                            (951)

Net interest income             $39,146                       $36,164                          $32,844

Net interest spread (TE)                   4.45%                        4.45%                               4.19%

Net interest margin (TE)                   5.21%                        5.06%                               4.73%

1 Income and yield stated at a fully tax equivalent basis (TE), using a 34%
  tax rate.
2 Loan balances include principal balances on non-accrual loans.
3 Loan fees included in interest income amounted to $1,781,000, $1,731,000 and $1,302,000 in 1995, 1994 and 1993, respectively.


Net interest income (TE) increased $2.9 million during 1995 to $40.6 million. The change in the spread between rates earned and paid and the net interest margin are summarized below:

                                          1995        1994       % change

Spread between rates earned and paid      4.45%        4.45%
Net interest margin                       5.21%        5.06%         3%

The following table is an analysis of the change in net interest income and the attributable factors.

Analysis of Changes in Net Interest Income (tax equivalent basis):

                                                     Variance                        Variance
                                    Variance       Attributed to    Variance       Attributed to
(In thousands)                     1995/1994 2    Volume      Rate  1994/1993 2   Volume     Rate
Interest income
 Taxable investment securities        $1,817      $  470     $1,347  $(1,433)     $  (922)   $  (511)
 Nontaxable investment securities1       (71)         26        (97)   1,223        1,599       (376)
 Time deposits with banks, federal
  funds sold and securities
  purchased under agreement
  to resell                              644        (172)        816     126         (482)       608
 Loans 1                               7,049        2,803      4,246   3,773        4,048       (275)

  Total Interest Income                9,439        3,127      6,312   3,689        4,243       (554)

Interest Expense
 Interest bearing demand deposits        537          (44)       581     704          721        (17)
 Savings deposits                         91          (68)       159      36            4         32
 Time deposits                         5,475        1,728      3,747  (1,306)        (954)      (352)
 Securities sold under agreements
  to repurchase                          375         (145)       520     325           85        240
 Other borrowed funds                     51           66        (15)     59           54          5

  Total Interest Expense               6,529        1,537       4,992   (182)         (90)       (92)

Net Interest Income                   $2,910       $1,590      $1,320  $3,871       $4,332      $(461)
 Percentage change                       100%        54.6%       45.4%    100%       111.9%     (11.9)%

1 Income stated at fully tax equivalent basis using a 34% tax rate.
2 The changes which are not solely due to rate or volume are allocated on a percentage basis, using the absolute values of rate and volume variances as a basis for allocation.

As the table indicates, the $2.9 million increase for 1995 in net interest income (TE) is nearly equally attributed to rate and volume variance.

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

  A thorough review of historical loss experience

  The condition of the local economy

  A comprehensive analysis of the levels and trends of loan categories

  A review of delinquent and criticized loans

The provision for loan losses increased $1.6 million compared to 1994. The Company had net charge-offs of $4.1 million compared to $1.8 million the prior year. The Allowance was 1.56% of net loans, down from 1.67% at the end of 1994. Management feels the current reserve is adequate to cover any potential future losses within the loan portfolio. Management also continues to emphasize collection efforts and evaluation of risks within the portfolio.

Several loans to one borrower (an entity controlled by relatives of a director), totaling $1.4 million were charged off during 1995. Remaining loans with this borrower have been addressed in determining the current amount of reserve necessary to cover potential future losses.

The table below summarizes the loan loss experience for the past five years.

Year Ended December 31,
(In thousands)                1995      1994      1993      1992      1991

Average loans
 net of unearned income    $540,632   $511,492   $467,738   $473,271   $482,355

Balance of allowance for
 loan losses at
 beginning of period       $  8,889   $  8,547   $  8,261   $  7,917   $  7,947
Loans charged off:
 Commercial, financial
   and agricultural           2,390        741      1,826      2,427      2,126
 Real estate                    118        416        638        611      2,213
 Installment loans to
   individuals                2,376      1,467      1,483      1,233      1,460

   Total loans charged off    4,884      2,624      3,947      4,271      5,799

Recoveries of loans
 previously charged off:
 Commercial, financial
   and agricultural             192        193        343        651        329
 Real estate                    146        230      5,409        371        354
 Installment loans to
   individuals                  402        418        507        357        268

   Total recoveries             740        841      6,259      1,379        951

Net loans charged off/
   (recovered)                4,144      1,783     (2,312)     2,892      4,848
Additions to allowance
 charged (credited) to
 expense                      3,727      2,125     (2,026)     3,236      4,818

Balance at end of period   $  8,472   $  8,889  $   8,547  $   8,261  $   7,917

Ratio of net charge offs
 (recoveries) during period
 to average loans, net
 of unearned income             .77%      .35%       (.49)%      .61%      1.01%

Noninterest Income

Noninterest income for 1995 totaled $11.9 million. Compared with 1994, noninterest income increased $384 thousand; however, after considering that in 1994 noninterest income was inflated by a $758 thousand nonrecurring recovery, the actual increase is $1.1 million. The majority of the improvement came from increased nonsufficient funds and overdraft fees. Trust income, totalling $1.2 million was unchanged from the previous year. The rest of the increase was made up from various unrelated service charges and fees.

Noninterest Expense

Noninterest expense, excluding the provision for loan losses, increased
$1.5 million, or 4.9% to $32.6 million despite the significant reduction in FDIC insurance premiums. FDIC premiums decreased $686 thousand, or 45.4% and will be even lower in 1996. The premium rate declined during the third quarter of 1995 from $.23 per $100 to $.04 per $100. No premium will be collected in the first six months of 1996 before returning to the $.04 per $100 rate.

Salaries and benefits were up $835 thousand, or 5.2% to $16.8 million. The full time equivalent number of employees did not change during the last year; the increase is due to rising health insurance premiums. Management has addressed rising health insurance costs by adopting a self-insured medical plan effective January 1, 1996. It is anticipated that the new self-funded plan will help control rising costs. Occupancy expense is up $163 thousand, or 8.2% and equipment expense is up $158 thousand, or 6.2%.

Other noninterest expense is up $1.1 million, a 14.4% increase to $9.1 million. Expense related to other real estate owned is $292 thousand. The rest of the increase in other noninterest expense consists of various unrelated service charges, and operating expenses.

Income Tax

Income tax expense increased $108 thousand or 2.5% which correlates to the increase in income before tax. The effective tax rate for 1995 was 29.6%, up 20 basis points from last year.

Financial Condition

On December 31, 1995 assets were $906 million, an increase of $54 million or 6.4% from year end 1994. Average assets for 1995 increased $23 million, or 2.7% to $862 million. Earning assets, primarily loans and investments, averaged $779 million, up $34 million or 4.6%.

Loans

Average loans increased $29 million, or 5.7% in 1995 to $541 million and represented 69.4% of total earning assets, up 7 basis points from 1994. The average yield on the entire loan portfolio was 10.05% in 1995 compared to 9.25% in 1994.

On average, real estate mortgage loans are up $15.6 million, or 5.7%, direct lease financing is up $8.7 million, or 86.7% while the other categories experienced nominal fluctuations. Leasing One, our commercial leasing subsidiary, has now completed its second full year of operations and will continue to provide increased volume in the near future. The outlook for increased volumes of other types of loans is not as favorable.

The composition of the loan portfolio is summarized in the table below:

Year Ended December 31,
 (In thousands)             1995     %       1994     %       1993     %       1992     %       1991     %
Commercial, financial
  and agricultural      $114,412  20.6%  $115,068  21.1%  $108,755  22.2%  $111,089  23.6%  $129,439  26.4%
Real estate -
  Construction            26,380   4.8     28,755   5.3     21,772   4.4     18,577   3.9     21,520   4.4
Real Estate -
  Mortgage               292,913   52.8   279,264  51.3    262,074  53.5    247,054  52.5    243,577  49.7
Installment               99,571   17.9   107,450  19.7     95,544  19.5     93,676  19.9     95,271  19.4
Direct Leasing            21,666    3.9    14,029   2.6      2,200   0.4        215   0.1        416   0.1

 Total                  $554,942  100.0% $544,566 100.0%  $490,345 100.0%  $470,611 100.0%  $490,223 100.0%

The following table indicates the amount of loans (excluding real estate mortgages, consumer loans and direct lease financing) outstanding at December 31, 1995, which, based on remaining scheduled repayments of principal, are due in the periods indicated.

Maturing                  Within      After One But       After
(In thousands)           One Year   Within Five Years   Five Years     Total

Commercial, financial
 and agricultural        $ 92,699         $20,585         $1,128     $114,412
Real estate -
 Construction              23,354           3,002             24       26,380

Total                    $116,053         $23,587         $1,152     $140,792


The table below shows the amount of loans (excluding real estate mortgages, consumer loans and direct lease financing) outstanding at December 31, 1995, which are due after one year classified according to sensitivity to changes in interest rates.

Interest Sensitivity                       Fixed      Variable
(In thousands)                              Rate          Rate

Due after one but within five years      $23,240         $347
Due after five years                       1,090           62

                                         $24,330         $409


Temporary Investments

Federal funds sold and securities purchased under agreement to resell are the primary components of temporary investments. These funds help in the management of liquidity and interest rate sensitivity. In 1995, temporary investments averaged $52 million, a decrease of $4.3 million, or 7.7% from year end 1994. Temporary investment funds are reallocated as loan demand presents the opportunity.

Investment Securities

The majority of the investment security portfolio is comprised of U.S. Treasury securities, Federal agency securities, tax-exempt securities, and mortgage-backed securities. Total investment securities were $227 million on December 31, 1995 an increase of $34 million, or 17.6% from year end 1994.

Obligations of other U.S. Government agencies are currently providing the best opportunities. New funds and the reinvestment of called or matured securities are typically being used to acquire agency bonds without lowering the current level of tax free obligations. Obligations of states and political subdivisions are the primary means of managing the Company's tax position. The alternative minimum tax is not expected to impact our ability to acquire tax free obligations in the near future as they become available at an attractive yield.

Available for sale securities and held to maturity securities were $106 million and $121 million, respectively. Total investment securities averaged $187 million, an increase of $9.6 million, or 5.4% from year end 1994. Net unrealized losses, net of tax effect, on available for sale securities, was $826 thousand on December 31, 1995.

The following table summarizes the carrying values of investment securities on December 31, 1994 and 1995. The investment securities are divided into available for sale and held to maturity securities. Available for sale securities are carried at the estimated fair value and held to maturity securities are carried at amortized cost.

                                        1995                    1994

                               Available    Held to    Available     Held to
December 31, (In thousands)     for sale   maturity     for sale    maturity

U.S. Treasury securities        $ 16,668   $ 15,994      $ 8,745    $ 45,559
Obligations of other
 U.S. Government agencies         77,624     34,732       55,855      18,192
Obligations of states
 and political subdivisions                  54,696                   51,095
Mortgage-backed securities        10,251     13,151        4,819       5,131
Other securities                   1,390      2,418        3,047         500

Total                           $105,933   $120,991      $72,466    $120,477


During 1993, investment securities were carried at amortized cost. The following table summarizes the carrying values on December 31, 1993.

December 31, (In thousands)                                  1993

U.S. Treasury securities                                 $ 67,355
Obligations of other U.S. Government agencies              68,529
Obligations of states and political subdivisions           46,081
Mortgage-backed securities                                  5,792
Other securities                                            1,109

Total                                                    $188,866


The following is an analysis of the maturity distribution and weighted average interest rates of investment securities at December 31, 1995. For purposes of this analysis, available for sale securities are stated at fair value and held to maturity securities are valued at amortized cost.

                                 Within         After One But      After Five But          After
Available for Sale              One Year      Within Five Years   Within Ten Years       Ten Years

(In thousands)               Amount   Rate     Amount    Rate      Amount     Rate     Amount    Rate
U.S. Treasury securities    $15,100   5.49%   $ 8,567    6.20%
Obligations of other U.S.
 Government agencies         30,877   5.64     39,748    5.36
Mortgage-backed securities      438   7.52      7,002    7.00        $195      7.06%    $2,616    6.93%
Other                                             700    7.52                              690    4.88

Total                       $46,415   5.61%   $56,017    5.72%       $195      7.06%    $3,306    6.50%

                                 Within          After One But        After Five But         After
Held to Maturity                One Year       Within Five Years     Within Ten Years      Ten Years

(In thousands)               Amount   Rate      Amount    Rate       Amount      Rate    Amount    Rate
U.S. Treasury securities   $ 13,991   5.06%     $2,003    6.59%
Obligations of other U.S.
 Government agencies          7,496   4.85      24,987    6.23       $2,250      7.26%
States and political
 subdivisions                 7,118   6.27      29,300    7.11       16,343      6.98     $1,935    7.79%
Mortgage-backed securities                       7,725    6.78        5,426      7.38
Other                           598   7.77       1,372    5.45          447      6.52

Total                       $29,203   5.36%    $65,387    6.69%     $24,466      7.09%    $1,935    7.79%

The calculation of the weighted average interest rates for each category is based on the weighted average costs of the securities. The weighted average tax rates on exempt state and political subdivisions is computed on a taxable equivalent basis using a 34% tax rate.

Deposits

On December 31, 1995, deposits totaled $755 million, an increase of $58 million, or 8.3% from year end 1994. Deposits averaged $722 million, an increase of $22 million, or 3.1% from 1994.

During 1995 the total average interest bearing deposits increased $33 million, or 5.7% to $611 million while average noninterest bearing deposits decreased $11 million, or 8.8% to $111 million. On average, interest bearing demand deposits make up 34.1% of the total deposit base and have fluctuated less than 1% from last year. Average savings accounts have declined 4.4% to a total of $53 million.

The primary increase in the deposit base has been with time deposits. Average time deposits have increased $37 million, or 13.4% to $312 million due to the creation of a new flexible rate certificate of deposit product ("FlexSaver") introduced during the fourth quarter of 1994. The increase is the result of both new deposits and the migration of existing accounts into the FlexSaver.

The decline in noninterest bearing deposits can be attributed to the introduction of the FlexSaver and the unpredictable fluctuation in activity from the Commonwealth of Kentucky deposits. Farmers Bank & Capital Trust Co., a subsidiary of the Company, is the general depository for the Commonwealth of Kentucky and has been for more than 70 years.

A summary of average balances and rates paid on deposits follows:

                           1995               1994               1993

                     Average  Average   Average  Average   Average  Average
(In thousands)       Balance  Rate      Balance  Rate      Balance  Rate

Noninterest demand
  deposits          $110,759  0.00%    $121,492  0.00%    $110,721  0.00%
Interest bearing
  demand deposits    245,926  2.96      247,554  2.72      221,086  2.73
Savings deposits      53,417  3.19       55,853  2.89       55,697  2.83
Time deposits        311,668  5.55      274,812  4.30      295,883  4.44

                    $721,770           $699,711           $683,387


Maturities of time deposits of $100,000 or more outstanding at December 31, 1995 are summarized as follows:

                                Time Deposits
(In thousands)                    >$100,000

3 months or less                   $13,286
Over 3 through 6 months             13,632
Over 6 through 12 months            15,506
Over 12 months                      16,217

                                   $58,641


Short-term Borrowings

Securities sold under
agreement to repurchase: (In thousands)        1995       1994      1993

Amount outstanding at year-end              $34,638    $43,525   $22,372
Maximum outstanding at any month-end         55,929     43,525    36,058
Average outstanding                          28,889     33,348    30,590
Weighted average prime rate during the year   8.83%      7.14%     6.00%
Weighted average interest rate at year-end    5.48       3.63      2.89

Such borrowings are generally on an overnight basis.

Nonperforming Assets

Nonperforming assets decreased $1.9 million, or 21.7% to $7.0 million at year end 1995. As a percentage of loans and other real estate owned, nonperforming assets were 1.3% in 1995, 1.7% in 1994, 1.6% in 1993, 3.7% in 1992, and 4.7% in 1991. Since 1991, nonperforming assets have decreased $15.9 million, or 69.6%. The largest reductions have been in other real estate owned and restructured loans. This trend is the result of management's continued efforts to improve the quality of the loan portfolio. The Company's loan policy includes strict guidelines for approving and monitoring loans. The table below is a five year summary of nonperforming assets.

Year Ended December 31, (In thousands)
                              1995       1994       1993       1992       1991

Loans accounted for on
  non-accrual basis         $2,897    $ 3,913    $ 1,565    $ 3,981    $ 5,479
Loans contractually past
 due ninety days or more     1,713      1,056      1,402      2,730      3,275
Restructured loans           1,571      3,538      3,734      5,266      5,247
Other real estate owned        776        380      1,169      5,541      8,865

Total nonperforming assets  $6,957    $ 8,887    $ 7,870    $17,518    $22,866


Liquidity and Interest Rate Sensitivity

The liquidity of the Company is dependent on the receipt of dividends from its subsidiary banks (see Note 17 to the financial statements). Management expects that in the aggregate, its subsidiary banks will continue to have the ability to dividend adequate funds to the Company.

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

The following chart illustrates interest rate sensitivity at December 31, 1995 for various time periods. The purpose of this GAP chart is to measure interest rate risk utilizing the repricing intervals of the interest sensitive assets and liabilities. Rising interest rates are likely to increase net interest income in a positive GAP position while falling interest rates are beneficial in a negative GAP position. The Company has a negative GAP position through three months, but then shifts to a nearly neutral GAP position at twelve months. This positioning is due to management's anticipated economic outlook and other competitive factors.

                                After Three      After
                                 Months But   One Year But
                      Within   Within Twelve   Within Five    After
(In millions)      Three Months    Months         Years     Five Years  Total

Interest earning
    assets:
 Investment securities  $ 81.1     $ 28.4        $ 89.8       $ 27.6    $226.9
 Federal funds sold       68.4                                            68.4
 Loans, net of unearned
   income                218.7      167.1         147.2         10.1     543.1

   Total                $368.2     $195.5        $237.0       $ 37.7    $838.4
   Percentage of
   total interest
   earning assets         43.9%      23.3%         28.3%         4.5%    100.0%

Rate sensitive sources
 of funds used to
 finance interest
 earning assets:
 Interest bearing
  deposits              $379.5      $141.4        $119.5       $  5.0   $645.4
 Other borrowed funds     34.5                       1.0          3.0     38.5

   Total                $414.0      $141.4        $120.5        $ 8.0   $683.9
   Percent of total
   rate sensitive
   sources of funds      60.5%        20.7%         17.6%        1.2%   100.0%

Interest sensitivity
  gap                   (45.8)        54.1         116.5        29.7     154.5

Cumulative interest
  sensitivity gap       (45.8)         8.3         124.8       154.5

Interest sensitive
 assets to interest
 sensitive liabilities  .89:1       1.38:1        1.97:1       4.71:1   1.23:1

Cumulative ratio of
 interest sensitive asset
 to interest sensitive
 liabilities            .89:1       1.01:1        1.18:1       1.23:1

Effects of Inflation

Since most of the assets and liabilities are monetary in nature, inflation has a minor effect on banking concerns. Personnel costs, occupancy expenses and equipment costs all tend to reflect the inflation rate as measured by the consumer price index. The Company continues to attempt to offset such increases by raising noninterest income fees.

Shareholders' Equity

Shareholders equity was $105 million on December 31, 1995, increasing
$4.9 million, or 4.9% from year end 1994. Dividends of $5.2 million were declared during 1995. The Company's Board of Directors approved a 9.1% increase in the quarterly dividend rate in the fourth quarter of 1995 from $.33 per share to $.36 per share. The Company's capital ratios as of December 31, 1995 and the regulatory minimums are as follows:

                                Farmers Capital       Regulatory
                                Bank Corporation        Minimum

 Tier 1 risk based                   18.29%                4.00%

 Total risk based                    19.54                 8.00

 Leverage                            11.73                 3.00


The capital ratios of all the subsidiary banks, on an individual basis, were well in excess of the applicable minimum regulatory capital ratio requirements at December 31, 1995.

The table below is an analysis of dividend payout ratios and equity to asset ratios for five years.

December 31,                  1995      1994      1993      1992      1991

Percentage of dividends
 declared to net income      50.24%    46.40%    39.78%    66.26%    98.18%

Percentage of average
 shareholders' equity
 to average total assets     11.81     11.57     11.22     10.85     10.64

Shareholder Information

As of January 1, 1996, there were 818 shareholders of record. This figure does not include individual participants in security position listings.

Stock Prices

Farmers Capital Bank Corporation's stock is traded in the National Association of Security Dealers Automated Quotation System (NASDAQ) National Market System, with sales prices reported by the National Association of Securities Dealers, under the NASDAQ symbol: FFKT. The table below is an analysis of the stock prices and dividends declared for 1995 and 1994.

Stock Prices
                                                                Dividends
                            High                Low             Declared

1995
    Fourth Quarter         $43.50              $37.00             $0.36
    Third Quarter           39.50               33.00              0.33
    Second Quarter          37.00               32.80              0.33
    First Quarter           38.00               35.50              0.33

1994
    Fourth Quarter         $40.50              $36.50             $0.33
    Third Quarter           41.00               36.88              0.30
    Second Quarter          43.00               37.00              0.30
    First Quarter           39.50               33.00              0.30


Dividends declared per share increased $.12, or 9.8% and $.12 or 10.8%, for the years 1995 and 1994, respectively.

Accounting  Requirements

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no be recoverable. If the sum of the expected future cash flows resulting from an asset's use and disposition is less than the carrying amount of the asset, an impairment loss is recognized.

This Statement if effective for fiscal years beginning after December 15, 1995. The Company does not expect the implementation of this Statement to have a material effect on the financial statements.

In May 1995, the FASB issued SFAS No. 122 "Accounting for Mortgage Servicing Rights". This Statement amends FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities", to require that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. The total cost of the mortgage loans should be allocated between the mortgage servicing rights and the loans based on their relative fair values if it is practicable to estimate those fair values. If not, the entire cost should be allocated to the mortgage loans.

This Statement applies prospectively in fiscal years beginning after December 15, 1995. The Company does not expect the implementation of this Statement to have a material affect on the financial statements.

In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation". The Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. This Statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

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

1994 Compared with 1993

Net income was $10.25 million in 1994 compared to $10.8 million in 1993, a decrease of $550 thousand, or 5.0%. Net income per share decreased to $2.65 from $2.79, or 5.0%. The decrease resulted from three nonrecurring events:
(1)nonrecurring recovery of prior year losses increased 1994 net income by $503 thousand; (2) settlement of a bond claim increased 1993 net income by $3.5 million; (3) adoption of SFAS No. 109 "Accounting for Income Taxes" increased 1993 net income by $380 thousand. Adjusting each year for these items, net income would increase 40.7% to $9.7 million or $2.52 per share in 1994, from $6.9 million or $1.79 per share in 1993. Also after adjustment, return on average assets and average equity would increase to 1.16% and 9.99% in 1994 compared to 0.85% and 7.58% in 1993.

Net interest income on a tax equivalent basis increased 11% to $37.7 million. The growth was due to the $31.0 million increase in average earning assets. The spread between rates earned and paid and the net interest margin both increased in 1994 to 4.45% and 5.06%, respectively compared to 4.19% and 4.73% in 1993.

Noninterest income increased $876 thousand, or 8.2% in 1994. The majority of the increase can be attributed to the $758 thousand nonrecurring recovery of prior year losses. Third party brokerage income, service charges and fees and trust income contributed to the remaining part of the increase.

Noninterest expense increased $1.0 million to $31.1 million in 1994.
Salaries and benefits, the largest component, increased $793 thousand. Occupancy expenses were up $56 thousand and equipment expenses were down $113 thousand. FDIC insurance premiums were down $61 thousand. Other real estate expenses decreased $97 thousand.

Income tax expense was $4.3 million in 1994, a decrease of $802 thousand from 1993, which correlates to the decrease in income before taxes and the higher percentage of tax free income. The effective tax rate for 1994 was 29.4% compared to 32.7% in 1993.

On December 31, 1994, the allowance for loan losses totaled $8.9 million, or 1.7% of loans, net of unearned, down slightly from 1993. The provision for loan losses increased $4.2 million in 1994, which can be directly attributed to the bond claim settlement received in 1993. Nonperforming assets increased $1.0 million, or 12.9% in 1994 although they have otherwise steadily decreased over the previous four years.

Average assets, average earning assets, average loans, and average deposits increased between 1994 and 1993 by 3.5%, 4.3%, 9.4% and 2.4% respectively.

Stockholders' equity was $100.1 million on December 31, 1994, an increase of $5 million, or 5.2% from 1993.

Item 8 - Financial Statements and Supplementary Data

Report of Independent Accountants

To the Board of Directors and Shareholders
Farmers Capital Bank Corporation

We have audited the accompanying consolidated balance sheets of Farmers Capital Bank Corporation and Subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farmers Capital Bank Corporation and Subsidiaries as of December 31, 1995 and 1994 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 5 to the consolidated financial statements, in 1995 the Company changed its method of accounting for impaired loans. Also, as discussed in Notes 3, 10, and 12 to the consolidated financial statements, in 1994, the Company changed its method of accounting for certain investments in debt and equity securities and in 1993 the Company changed its method of accounting for income taxes and other postretirement benefits.


Coopers & Lybrand L.L.P.


Louisville, Kentucky
January 16, 1996


Consolidated Balance Sheets

December 31, (In thousands, except share figures)         1995        1994

Assets
Cash and cash equivalents:
 Cash and due from banks                                $ 41,126    $ 56,304
 Interest bearing deposits in other banks                    688         577
 Federal funds sold and securities purchased under
   agreement to resell                                    68,370      43,670

Total cash and cash equivalents                          110,184     100,551
Investment securities:
   Available for sale                                    105,933      72,466
   Held to maturity                                      120,991     120,477
Loans                                                    554,942     544,566
Less:
 Allowance for loan losses                                (8,472)     (8,889)
 Unearned income                                         (11,762)    (11,376)

Loans, net                                               534,708     524,301
Bank premises and equipment                               19,916      20,588
Interest receivable                                        7,889       6,778
Deferred income taxes                                      1,363       1,867
Other assets                                               5,129       4,675

Total Assets                                            $906,113    $851,703

Liabilities
Deposits:
 Noninterest bearing                                    $109,490    $103,933
 Interest bearing                                        645,371     592,762

Total deposits                                           754,861     696,695
Other borrowed funds                                      38,524      48,392
Dividends payable                                          1,392       1,276
Interest payable                                           2,370       1,715
Other liabilities                                          4,037       3,561

Total liabilities                                        801,184     751,639

Commitments and contingencies
Shareholders' equity
Common stock, par value $.25 per share,
 4,804,000 shares authorized; 3,866,382
 shares issued and outstanding at
 December 31, 1995 and 1994                                  967         967
Capital surplus                                            9,094       9,094
Retained earnings                                         95,694      90,524
Net unrealized loss on securities
 available for sale, net of tax                             (826)       (521)

Total shareholders' equity                               104,929     100,064

Total liabilities and shareholders' equity              $906,113    $851,703




The accompanying notes are an integral part of the consolidated financial statements.


Consolidated Statements of Income

For the years ended December 31,
(In thousands, except per share data)           1995      1994      1993

Interest income
Interest and fees on loans                  $ 53,965  $ 46,951  $ 43,291
Interest on investment securities:
 Taxable                                       7,923     6,106     7,539
 Nontaxable                                    2,331     2,295     1,510
Interest on deposits in other banks              116       122        37
Interest on federal funds sold and securities
 purchased under agreement to resell           2,926     2,276     2,235

Total interest income                         67,261    57,750    54,612

Interest expense
Interest on deposits                          26,274    20,171    20,737
Interest on other borrowed funds               1,841     1,415     1,031

Total interest expense                        28,115    21,586    21,768

Net interest income                           39,146    36,164    32,844
Provision (credit) for loan losses             3,727     2,125    (2,026)

Net interest income after provision (credit)
 for loan losses                              35,419    34,039    34,870

Noninterest income
Service charges and fees on deposits           5,425     4,743     4,615
Trust income                                   1,176     1,202     1,157
Other                                          5,314     5,586     4,883

Total noninterest income                      11,915    11,531    10,655

Noninterest expense
Salaries and employee benefits                16,788    15,953    15,160
Occupancy expenses, net                        2,154     1,991     1,935
Equipment expenses                             2,712     2,554     2,667
Bank shares tax                                1,000     1,097     1,011
Deposit insurance expense                        826     1,512     1,573
Other                                          9,093     7,949     7,689

Total noninterest expense                     32,573    31,056     30,035

Income before income taxes and cumulative
 effect of change in accounting principle     14,761    14,514     15,490
Income tax expense                             4,372     4,264      5,066

Income before cumulative effect of
 change in accounting principle               10,389    10,250     10,424
Cumulative effect of change
 in accounting principle                                              380

Net income                                   $10,389  $ 10,250   $ 10,804

Per common share:
Income before cumulative effect
 of change in accounting principle          $   2.69  $   2.65   $   2.69
Cumulative effect of change
 in accounting principle                                              .10

Net income                                  $   2.69  $   2.65   $   2.79

Weighted average shares outstanding            3,866     3,866      3,866

The accompanying notes are an integral part of the consolidated financial statements.


Consolidated Statements of Changes in Shareholders' Equity



For the years ended
December 31, 1995, 1994 and 1993
(In thousands, except per share data)
                                                 Net Unrealized
                                                  Gain(Loss) on       Total
                       Common Capital  Retained    Securities      Shareholders'
                       Stock  Surplus  Earnings  Available for Sale  Equity

Balance at
 January 1, 1993        $967   $9,094   $78,518                        $88,579
Cash dividends declared                  (4,292)                        (4,292)
Net income                               10,804                         10,804


Balance at
 December 31, 1993       967    9,094    85,030                         95,091
Cumulative effect of
 net unrealized gain on
 securities available
 for sale, net of tax                                       $182           182
Cash dividends declared,
 $1.23 per share                         (4,756)                        (4,756)
Net income                               10,250                         10,250
Net unrealized loss
 on securities available
 for sale, net of tax                                       (703)         (703)


Balance at
 December 31, 1994       967    9,094    90,524             (521)      100,064

Cash dividends declared,
 $1.35 per share                         (5,219)                        (5,219)
Net income                               10,389                         10,389
Net unrealized loss
 on securities available
 for sale, net of tax                                        (305)        (305)

Balance at
 December 31, 1995     $ 967  $ 9,094    $95,694            $(826)    $104,929

The accompanying notes are an integral part of the consolidated financial statements.


Consolidated Statements of Cash Flows


For the Years Ended December 31,
(In thousands)                                     1995       1994       1993

Cash flows from operating activities:
 Net income                                    $ 10,389   $ 10,250   $ 10,804
 Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                2,634      2,553      2,775
     Net amortization of investment security
          premiums and discounts:
               Available for sale                  (818)       117
               Held to maturity                     238        326
               Carried at amortized cost                                  893
     Provision (credit) for loan losses           3,727      2,125     (2,026)
     Loans originated for sale                  (14,730)    (3,840)    (5,035)
     Sale of loans                               14,730      3,840      5,035
     Deferred income tax expense (benefit)          732        (18)      (430)
     Loss on sale of fixed assets                               32         19
     Investment security (gains) losses:
          Available for sale                                    74
          Carried at amortized cost                                        (4)
     Changes in:
          Interest receivable                    (1,111)      (358)       408
          Other assets                           (1,078)       785      4,265
          Interest payable                          655        240       (477)
          Other liabilities                         476        589     (4,040)

 Net cash provided by operating activities       15,844     16,715     12,187

Cash flows from investing activities:
     Proceeds from maturities of investment securities:
          Available for sale                     84,897     73,841
          Held to maturity                       51,855     21,609
          Carried at amortized cost                                    84,743
     Proceeds from sales of investment securities:
          Available for sale                                11,603
          Carried at amortized cost                                     7,989
     Purchases of investment securities:
          Available for sale                   (118,004)   (77,005)
          Held to maturity                      (52,607)   (35,431)
          Carried at amortized cost                                  (121,643)
     Net increase in loans                      (14,134)   (53,336)   (16,851)
     Purchases of bank premises and equipmen     (1,413)      (921)    (1,649)
     Proceeds from sale of equipment                             6         16

          Net cash used in investing activities (49,406)   (59,634)   (47,395)

Cash flows from financing activities:
     Net increase (decrease) in deposits         58,166     39,262    (27,096)
     Dividends paid                              (5,103)    (4,640)    (4,176)
     Net increase (decrease) in
        other borrowed funds                     (9,868)    11,064     (1,737)

          Net cash provided by (used in)
                    financing activities         43,195     45,686    (33,009)

Net change in cash and cash equivalents           9,633      2,767    (68,217)
Cash and cash equivalents at beginning of year  100,551     97,784    166,001

Cash and cash equivalents at end of year       $110,184   $100,551   $ 97,784

Supplemental disclosures:
 Cash paid during the year for:
   Interest                                    $ 27,460   $ 21,346   $ 22,245
   Income taxes                                   3,730      4,255      5,337
 Cash dividend declared and unpaid                1,392      1,276      1,160



The accompanying notes are an integral part of the consolidated financial statements.

1.   Summary of Significant Accounting Policies
The accounting and reporting policies of Farmers Capital Bank Corporation and Subsidiaries conform to generally accepted accounting principles and general practices applicable to the banking industry. The more significant accounting policies are summarized below:

     Basis of Presentation and Organization:
     The consolidated financial statements include the accounts of Farmers Capital Bank Corporation (the "Company"), a bank holding company, and its subsidiaries, including its principal subsidiary, Farmers Bank & Capital Trust Company. All significant intercompany transactions and accounts have been eliminated in consolidation.

     The Company is predominantly engaged in the business of receiving deposits from and making real estate, commercial and consumer loans to businesses and consumers in central Kentucky.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates used in the preparation of the financial statements are based on various factors including the current interest rate environment and the general strength of the local economy. Changes in the overall interest rate environment can significantly effect the Company's net interest income and the value of its recorded assets and liabilities. Actual results could differ from those estimates used in the preparation of the financial statements.

     Reclassifications:
     Certain amounts in the accompanying consolidated financial statements presented for prior years have been reclassified to conform with the 1995 presentation. These reclassifications do not affect net income or shareholders' equity as previously reported.

     Cash and Cash Equivalents:
     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest bearing demand deposits in other banks, federal funds sold and securities purchased under agreements to resell. Generally, federal funds sold and securities purchased under agreements to resell are purchased and sold for one-day periods.

     Investment Securities:
     All investments in debt securities and all investments in equity securities that have readily determinable fair values are classified into three categories. Securities that management has positive intent and ability to hold until maturity are classified as held to maturity. Securities that are bought and held specifically for the purpose of selling them in the near term are classified as trading securities. All other securities are classified as available for sale. Securities are designated as available for sale if management intends to use such securities in its asset/liability management strategy and therefore such securities may be sold in response to changes in interest rates and prepayment risk. Securities classified as trading and available for sale are carried at market value. Unrealized holding gains and losses for trading securities are included in current income. Unrealized holding gains and losses for available for sale securities are reported net as a separate component of stockholders' equity until realized. Investments classified as held to maturity are carried at amortized cost. Realized gains and losses on any sales of securities are computed on the basis of specific identification of the adjusted cost of each security and are included in noninterest income.

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

     Other Real Estate:
     Other real estate owned and held for sale included with other assets on the accompanying consolidated balance sheets includes properties acquired by the Company through actual loan foreclosures. Other real estate owned is carried at lower of cost or fair value less estimated costs to sell. Fair value is the amount that the Company could reasonably expect to receive in a current sale between a willing buyer and a willing seller, other than in a forced or liquidation sale. Fair value of assets are measured by their market value based on comparable sales. Any reduction to fair value from the fair value recorded at the time of acquisition is accounted for as a valuation reserve.

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

2.   Restrictions on Cash and Due From Banks
Included in cash and due from banks are certain noninterest bearing deposits that are held at the Federal Reserve Bank and correspondent banks in accordance with average balance requirements specified by the Federal Reserve Board of Governors. The total average balances maintained in accordance with such requirements as of December 31, 1995 and 1994 were $8,988,000 and $6,449,000, respectively.

3.   Investment Securities
Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires investments in equity securities that have a readily determinable fair value and investments in debt securities to be classified into three categories, as follows: held to maturity debt securities, trading securities, and available for sale securities. Investments categorized as available for sale had an estimated fair value in excess of carrying value of $276,000 at January 1, 1994, and had the effect of increasing stockholders' equity by $182,000 (net of tax effect of $94,000). There was no impact on the Company's consolidated net income as a result of the adoption of SFAS No. 115.

The following summarizes the amortized cost and estimated fair values of the securities portfolio at December 31, 1995. The summary is divided into available for sale and held to maturity securities.



December 31, 1995                       Gross         Gross      Estimated
(In thousands)            Amortized   Unrealized    Unrealized      Fair
Available for Sale           Cost        Gains        Losses        Value

U.S. Treasury             $ 16,609       $ 70           $ 11      $ 16,668
Obligations of U.S.
 Government agencies        78,992         52          1,420        77,624
Mortgage-backed securities  10,210         41                       10,251
Other securities             1,372         18                        1,390

Total securities -
  available for sale      $107,183       $181         $1,431      $105,933


Held to Maturity

U.S. Treasury             $ 15,994      $  79           $  6      $ 16,067
Obligations of U.S.
 Government agencies        34,732        192            176        34,748
Obligations of states
 and political subdivisions 54,696        721            256        55,161
Mortgage-backed securities  13,151        214             31        13,334
Other securities             2,418         24              8         2,434

Total securities -
  held to maturity        $120,991     $1,230           $477      $121,744


The following summarizes the amortized cost and estimated fair values of the securities portfolio at December 31, 1994.


December 31, 1994                       Gross         Gross       Estimated
(In thousands)            Amortized    Unrealized    Unrealized      Fair
Available for Sale          Cost        Gains         Losses        Value

U.S. Treasury             $  8,991                      $ 246       $  8,745
Obligations of U.S.
 Government agencies        56,308        $  1            454         55,855
Mortgage-backed securities   4,910                         91          4,819
Other securities             3,046           1                         3,047

   Total securities -
      available for sale   $73,255       $   2          $ 791        $72,466


Held to Maturity

U.S. Treasury             $ 45,559       $   2         $  699        $44,862
Obligations of U.S.
 Government agencies        18,192                      1,045         17,147
Obligations of states and
 political subdivisions     51,095         333          1,835         49,593
Mortgage-backed securities   5,131                        228          4,903
Other securities               500                         10            490

   Total securities -
       held to maturity   $120,477        $335          $3,817      $116,995


The amortized cost and estimated fair value of the securities portfolio at December 31, 1995, by contractual maturity, are shown below. The summary is divided into available for sale and held to maturity securities.

                          Available for Sale             Held to Maturity

December 31, 1995       Amortized     Estimated      Amortized     Estimated
(In thousands)             Cost      Fair Value         Cost      Fair Value

Due in one year or less  $ 46,430      $ 46,415       $ 29,203      $ 29,208
Due after one year
 through five years        57,277        56,017         65,387        65,854
Due after five years
 through ten years            194           195         24,466        24,730
Due after ten years         3,282         3,306          1,935         1,952

                         $107,183      $105,933       $120,991      $121,744


Proceeds from sales and maturities of investments in debt securities during 1995, 1994 and 1993 were $136,752,000, $107,053,000 and $92,732,000, respectively. Gross gains of $2,000, $3,000 and $48,000 and gross losses of $0, $77,000 and $44,000 for 1995, 1994 and 1993, respectively, were realized on those sales and maturities.

The amortized cost and estimated fair value of investment securities which were pledged as collateral for public deposits, treasury deposits, trust funds, customer repurchase agreements, and other purposes as required by law at December 31, 1995 and 1994 are shown below. The securities are divided into available for sale and held to maturity.

                                     1995                    1994

                             Available    Held to     Available    Held to
December 31, (In thousands)  for sale     maturity    for sale     maturity

Amortized cost                $51,077      $67,903      $31,224     $80,557
Estimated fair value           50,217       68,496       30,673      78,104

4. Loans
Major classifications of loans are summarized as follows:

December 31, (In thousands)                     1995              1994

Commercial, financial and agricultural      $114,412          $115,068
Real estate - construction                    26,380            28,755
Real estate - mortgage                       292,913           279,264
Consumer loans                                99,571           107,450
Lease financing                               21,666            14,029

   Total loans                               554,942           544,566
 Less unearned income                        (11,762)          (11,376)

   Total loans, net of unearned income      $543,180          $533,190


Loans to directors, executive officers, principal shareholders, including loans to affiliated companies of which directors, executive officers and principal shareholders are principal owners, and loans to members of the immediate family of such persons, were approximately $12,602,000 and $14,908,000 at December 31, 1995 and 1994, respectively. An analysis of the activity with respect to these loans follows:

(In thousands)

Balance, December 31, 1994                          $14,908
Additions, including loans now meeting
 disclosure requirements                             12,077
Amounts collected, including loans no longer
 meeting disclosure requirements                    (12,965)
Amounts charged off related to director loans        (1,418)

Balance, December 31, 1995                          $12,602



5. Allowance for Loan Losses
On January 1, 1995, the Company implemented SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by
Creditors for Impairment of a Loan - Income Recognition and Disclosures" which amends SFAS No. 114. The two Statements address the following:

1. The accounting by creditors for impairment of a loan.

2. The accounting by creditors for loans that are restructured in a troubled debt restructuring involving a modification of terms of a receivable.

3. The elimination of the categories of loans classified as in-substance foreclosures.

SFAS No. 114 requires the measurement of impaired loans based on the present value of expected future cash flows using the loan's effective interest rate or, as a practical expedient, it may be measured on the fair market value of the loan if the loan is collateral dependent. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. If the measure of the impaired loan is less than the recorded investment, an impairment will be recognized by creating a valuation allowance with a corresponding charge to the provision for loan loss. The adoption of SFAS No. 114 did not result in additional provisions for loan losses or changes in previously reported net earnings due to the fact that the Company's existing methods of measuring loan impairment are consistent with the methods prescribed by the Statement.

SFAS No. 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. The Company has identified these loans as credit card loans and home mortgages, and all other loans less than $500,000.

The factors considered by management in determining if a loan is impaired include, but are not limited to, the following: length of delinquency, past history with the borrower, financial condition of the borrower, ability of the borrower to repay the debt based upon cash flow information, intentions of the borrower, and value of the collateral. Impairment is not necessarily determined by a minimum delay in payment. A minimum delay in payment is when the exact terms of the loan agreement have not been met by the borrower; however, the Company believes that contractual interest and principal payments will still be received These loans are considered non-accrual loans because the timing of interest payments is unknown; however, it is still likely that interest will be received. Payments received while a loan is on non-accrual status are applied against principal only.

All of the loans of the Company to which SFAS No. 114 applies are classified as commercial loans. Due to the size of the Company and the few loans that meet the criteria for application of SFAS No. 114, no further risk classification is necessary. On December 31, 1995, the recorded investment in loans for which impairment has been recognized in accordance with the SFAS No. 114 total $2.0 million and the total allowance related to such loans was $785 thousand. Of the $2.0 million recorded investment, $1.1 million was measured using the present value of future cash flows method and $.9 million was measured using the fair value of collateral method. The recorded investment averaged $2.6 million for the year ended December 31, 1995. The amount of interest earned on these loans during 1995 was $113 thousand. If the Company had used a cash-based method of accounting for the interest on these loans, the interest earned would have been $114 thousand.

The Company's charge-off policy for impaired loans does not differ from the charge-off policy for loans outside the definition of SFAS No. 114. Loans that are delinquent in excess of 120 days are charged-off unless there is a valid reason for the delinquency and the borrower continues to maintain a satisfactory financial standing and/or the collateral securing the debt is of such value that any loss appears to be unlikely.

An analysis of the allowance for loan losses follows:

Year Ended December 31,              1995                    1994       1993
(In thousands)
                         Regular    SFAS 114     Total      Regular     Regular
                        Allowance  Allowance  Allowance    Allowance   Allowance

Balance, beginning
 of year                 $ 8,889      None      $ 8,889      $ 8,547   $ 8,261
Provisions (credit)
 for loan losses           3,727                  3,727        2,125    (2,026)
Recoveries                   740                    740          841     6,259
Loans charged off         (3,666)   $(1,218)     (4,884)      (2,624)   (3,947)
Amount transferred
 to SFAS 114 allowance    (2,003)                (2,003)
Amount transferred
 from regular allowance               2,003       2,003

Balance, end of year      $7,687      $ 785      $8,472      $ 8,889   $ 8,547


The following is an estimate of the breakdown of the allowance for loan losses by type for the date indicated:

Year Ended December 31,
(In thousands)                                 1995              1994

Commercial, financial and agricultural       $4,138            $6,427
Real estate                                   1,928             1,027
Installment loans to individuals              2,176             1,264
Direct leasing financing                        230               171

   Total                                     $8,472            $8,889


6. Nonperforming Assets

(In thousands)                               1995        1994       1993

Non-accrual loans                          $2,897     $ 3,913    $ 1,565
Loans past due 90 days or more              1,713       1,056      1,402
Restructured loans                          1,571       3,538      3,734

Total nonperforming loan balances
 at December 31,                            6,181       8,507      6,701
Other real estate owned                       776         380      1,169

Total nonperforming assets
 at December 31,                           $6,957     $ 8,887    $ 7,870

Nonperforming loans as a percentage
 of loans - net of unearned interest         1.1%        1.6%       1.4%
Nonperforming assets as a percentage
 of loans and other real estate owned        1.3%        1.7%       1.6%
Interest income that would have been
 recognized under original terms for
 the year on nonperforming loans            $ 731      $  576     $  698
Amount of interest income recognized
 for the year on nonperforming loans       $  133      $  117     $  431

7. Bank Premises and Equipment
Bank premises and equipment consist of the following:

December 31, (In thousands)                        1995          1994

Land, building and leasehold improvement        $22,566       $21,769
Furniture and equipment                          17,919        17,616

                                                 40,485        39,385
Less accumulated depreciation and amortization   20,569        18,797

                                                $19,916       $20,588


Depreciation and amortization of bank premises and equipment was $2,082,000, $1,973,000 and $2,197,000 in 1995, 1994 and 1993, respectively.

8. Interest Bearing Deposits
Time deposits of $100,000 or more at December 31, 1995 and 1994 were $58,641,000 and $54,951,000, respectively.

9. Other Borrowed Funds
Other borrowed funds are comprised primarily of securities sold under agreement to repurchase with balances of $34,638,000 and $43,525,000 at December 31, 1995 and 1994, respectively. The weighted average interest rates for 1995 and 1994 were 5.48% and 3.63%, respectively.

10. Income Taxes
In February 1992, the Financial Accounting Standards Board (FASB) issued
SFAS No. 109, "Accounting for Income Taxes". The Statement requires a change from the deferred method to the asset and liability method of computing deferred income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences on future years of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Effective January 1, 1993, the Company adopted the Statement. The cumulative effect of this adoption was an increase in net income of $380,000 ($.10 per share).

The components of income tax expense are as follows:

(In thousands)                      1995          1994          1993

Currently payable                $ 3,640       $ 4,282        $ 5,116
Deferred income taxes                732           (18)           (50)

                                 $ 4,372       $ 4,264         $ 5,066


An analysis of the difference between the effective income tax rates and the statutory federal income tax rate follows:

(In thousands)                      1995          1994            1993

Federal statutory rate              35.0%         35.0%           34.0%
Changes from statutory
 rates resulting from:
 Tax exempt interest                (7.4)         (7.0)           (4.3)
 Nondeductible interest to
  carry municipal obligations         .9            .7              .4
 Amortization of intangibles         1.2           1.3             1.2
 Other, net                          (.1)          (.6)            1.4

                                    29.6%         29.4%           32.7%

The tax effects of the significant temporary differences which comprise deferred tax assets and liabilities at December 31, 1995 and 1994 follows:

                                             1995      1994

Assets:
 Loan loss reserve                         $3,000    $3,022
 Deferred directors' fees                     145       125
 Postretirement benefit obligation            257       164
 Investment securities                        425       268
 Other                                        260       224

                                            4,087     3,803
Liabilities:
 Depreciation                               1,643     1,589
 Deferred loan fees                           228       125
 Lease financing operations                   752       163
 Other                                        101        59

                                            2,724     1,936

Net assets                                 $1,363    $1,867


11.  Retirement Plans
The Company maintains a defined contribution-money purchase pension plan which covers substantially all employees. The Company's contributions under the plan are based upon a percentage of covered employees' salaries.

The Company has established a stock bonus/employee stock ownership plan for the benefit of substantially all employees of the Company. The Company's contributions under the plan are based upon a percentage of covered employees' salaries, and are paid at the discretion of the Board of Directors of the Company. The Company contributes cash to the plan and Company shares are purchased with the cash in the open market. Cash contributed to the plan was $0, $100,265 and $0 respectively for the years ended December 31, 1995, 1994 and 1993. No stock was contributed to the plan for the years ended December 31, 1995, 1994 and 1993, respectively.

The Company has also established a profit-sharing (401K) plan which covers substantially all employees. The Company will match all eligible employee contributions up to 4% of the participant's compensation. The Company may, at the discretion of the Board, contribute an additional amount based upon a percentage of covered employees' salaries.

The total retirement plans' expense for 1995, 1994 and 1993 was $857,000, $820,000, and $741,000, respectively.

12.  Postretirement Benefits
The Company provides lifetime medical and dental benefits for certain eligible retired employees. Only employees meeting the eligibility requirements as of December 31, 1989 will be eligible for such benefits upon retirement. The entire cost of these benefits is paid for by the Company as incurred and totaled $131,000, $86,000 and $104,000, respectively, for the years ended December 31, 1995, 1994 and 1993. The plan is unfunded.

In December of 1990, the FASB issued SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", which requires that all such benefits be accounted for on an accrual basis rather than the prevalent cash basis. Management determined that the accumulated postretirement benefit obligation at January 1, 1993 was approximately $2,029,000. Management implemented this statement in the first quarter of 1993 and is amortizing the transition obligation over 20 years.

The following table sets forth the plan's status reconciled with the amount shown in the Company's balance sheets at December 31, 1995 and 1994.

(In thousands)                                          1995          1994

Accumulated postretirement benefit obligation
 Retirees and dependents                              $3,367        $2,065
 Fully eligible active plan participants                 671           545
 Other active plan participants                          684           513

Total accumulated postretirement benefit obligation    4,722         3,123
 Unrecognized net loss                                (1,768)         (266)
 Unamortized transition obligation                    (1,725)       (1,826)
 Unrecognized prior service cost                        (551)         (594)

Accrued postretirement benefit cost                   $  678        $  437


The components of the net periodic postretirement benefit cost at December 31, 1995 and 1994 are as follows:

(In thousands)                                          1995          1994

Service cost                                           $  19         $  20
Interest on accumulated benefit obligation               243           213
Amortization of transition obligation and other          144           147

Total                                                  $ 406         $ 380

Major assumptions:
  Discount rate                                         7.0%           8.0%


For measurement purposes, a 13% annual rate of increase in the per capita cost of covered health care benefits for those below the age of 65 and 11% for those over 65 was assumed. The rate was assumed to decrease gradually to 6% by 2012 and remain at that level thereafter. The health care cost trend rate assumption has a significant affect on the amounts reported.

If the health care cost trend rate were to increase 1%, the service and interest cost would be $296,000 and the accumulated benefit obligation would be $5,328,000.

13.  Leases
The Company leases certain of its branch sites and certain banking equipment under operating leases. All of the branch site leases have renewal options of varying lengths and terms. The aggregate minimum rental commitments under these leases are not material.


14.  Financial Instruments With Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The financial instruments include commitments to extend credit and standby letters of credit.

These financial instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Total commitments to extend credit at December 31, 1995, were $79,609,000. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, marketable securities, inventory, property, plant and equipment, residential real estate, and income producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The credit risk involved in using letters of credit is essentially the same as that received when extending credit to customers. The Company had approximately $4,652,000 in irrevocable letters of credit outstanding at December 31, 1995.

15.  Concentration of Credit Risk
The Company's bank subsidiaries actively engage in lending, primarily in home counties and adjacent areas. Collateral is received to support these loans when deemed necessary. The more significant categories of collateral include cash on deposit with the Company's banks, marketable securities, income producing property, home mortgages, and consumer durables. Loans outstanding, commitments to make loans, and letters of credit range across a large number of industries and individuals. The obligations are significantly diverse and reflect no material concentration in one or more areas.

16.  Contingencies
The Company's bank subsidiaries are defendants in legal actions arising from normal business activities. Management believes these actions are without merit, that in certain instances its actions or omissions were pursuant to the advice of counsel, or that the ultimate liability, if any, resulting from them will not materially affect the Company's consolidated financial position, although resolution in any year or quarter could be material for that period.

17.  Dividend Limitations
Payment of dividends by the Company's subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. At December 31, 1995, combined retained earnings of the subsidiary banks were approximately $38,401,000 of which $4,519,000 is available for the payment of dividends in 1996 without obtaining prior approval from bank regulatory agencies.

18.  Bond Claim
During 1991, First Citizens Bank, Hardin County (the "Bank"), a subsidiary of the Company, filed a bond claim for $6,800,000 with its bonding company to recover loan losses incurred in 1990 resulting from an apparent scheme to defraud the Bank. The original losses were recorded as loan losses. After exhaustive efforts to settle the claim with the bonding company, the Bank initiated litigation during the first quarter of 1992 against the bonding company. During the third quarter of 1993, the Company reached a settlement in the amount of $5,279,000, which was accounted for as a loan loss recovery. Loan loss recoveries result in an increase in the allowance for loan losses ("Allowance"). The Allowance was subsequently adjusted to the amount necessary, as determined by management, to absorb possible future losses on the total loans currently outstanding. The adjustment resulted in a reduction in the provision for loan losses to the extent that the provision for the year was negative.

19.  Effect of Implementing SFAS No. 116
In June 1993, the FASB issued SFAS No. 116 "Accounting for Contributions Received and Contributions Made". This Statement required that contributions made, including unconditional promises to give, be recognized as expenses in the period made at their fair values. This Statement is effective for fiscal years beginning after December 15, 1994. The Company implemented this Statement on January 1, 1995 with no impact on the financial statements.

20.  Effect of Implementing SFAS No. 121
In March, 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows resulting from an asset's use and disposition is less than the carrying amount of the asset, an impairment loss is recognized.

This Statement is effective for fiscal years beginning after December 15, 1995. The Company does not expect the implementation of this Statement to have a material effect on the financial statements.

21.  Effect of Implementing SFAS No. 122
In May 1995, the FASB issued SFAS No. 122 "Accounting for Mortgage Servicing Rights". This Statement amends FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities", to require that a mortgage banking enterprise recognize as separate assets the rights to service mortgage loans for others, however those servicing rights are acquired. The total cost of the mortgage loans should be allocated between the mortgage servicing rights and the loans based on their relative fair values if it is practicable to estimate those fair values. If not, the entire cost should be allocated to the mortgage loans.

This Statement applies prospectively in fiscal years beginning after December 15, 1995. The Company does not expect the implementation of this Statement to have a material affect on the financial statements.

22.  Effect of Implementing SFAS No. 123
In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation". The Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. This Statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

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

23.  Disclosures About Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

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

     Other Borrowed Funds:
     The fair value of other borrowed funds is estimated using rates currently available for debt with similar terms and remaining maturities.

The estimated fair values of the Company's financial instruments are as follows:

                                       1995                       1994

December 31,                  Carrying      Fair          Carrying      Fair
(In thousands)                 Amount       Value          Amount       Value

Assets:
 Cash and cash equivalents    $110,184    $110,184        $100,551   $100,551
 Investments securities:
   Available for sale          105,933     105,933          72,466     72,466
   Held to maturity            120,991     121,744         120,477    116,995
 Loans, net                    534,708     528,749         524,301    518,356

Liabilities:
 Deposits                      754,861     757,771         697,377    695,348
 Other borrowed funds           38,524      37,362          47,710     46,489

24.  Quarterly Financial Data
                                            Quarters Ended 1995
Unaudited
(In thousands,
except per share data)       March 31,     June 30,     Sept. 30,     Dec. 31,

Interest income               $16,148      $16,596       $16,972      $17,545
Interest expense                6,584        6,988         7,162        7,381

Net interest income             9,564        9,608         9,810       10,164
Provision for loan losses         713        1,048           945        1,021

Net interest income after
 provision for loan losses      8,851        8,560         8,865        9,143
Other income                    2,562        3,213         3,008        3,132
Other expense                   8,057        8,667         7,727        8,122

Income before income taxes      3,356        3,106         4,146        4,153
Income tax                      1,011          920         1,272        1,169

Net income                    $ 2,345      $ 2,186       $ 2,874      $ 2,984

Net income per common share   $  0.61      $  0.57       $  0.74      $  0.77

Weighted average shares
 outstanding                    3,866        3,866         3,866        3,866


                                             Quarters Ended 1994
Unaudited
(In thousands,
except per share data)       March 31,     June 30,      Sept. 30,    Dec. 31,

Interest income               $13,354      $13,863        $14,765     $15,768
Interest expense                5,035        5,104          5,546       5,901

Net interest income             8,319        8,759          9,219       9,867
Provision for loan losses         646          419            498         562

Net interest income after
 provision for loan losses      7,673        8,340          8,721       9,305
Other income                    2,495        3,342          2,799       2,895
Other expense                   7,501        7,478          7,883       8,194

Income before income taxes      2,667        4,204          3,637       4,006
Income tax                        797        1,260          1,059       1,148

Net Income                    $ 1,870      $ 2,944        $ 2,578     $ 2,858

Net income per common share    $ 0.48       $ 0.76         $ 0.67      $ 0.74

Weighted average shares
 outstanding                    3,866        3,866          3,866       3,866

25.  Parent Company Financial Statements

Condensed Balance Sheets

December 31, (In thousands)                    1995             1994

Assets
Cash on deposit with subsidiaries          $ 24,598         $ 21,969
Investment in subsidiaries                   81,349           78,577
Other assets                                  1,581            1,723

Total assets                               $107,528         $102,269

Liabilities
Dividends payable                          $  1,392         $  1,276
Other liabilities                             1,207              929

Total liabilities                             2,599            2,205

Shareholders' Equity
Common stock                                    967              967
Capital surplus                               9,094            9,094
Retained earnings                            95,694           90,524
Net unrealized loss on securities
 available for sale, net of tax                (826)            (521)

Total shareholders' equity                  104,929          100,064

Total liabilities and
 shareholders' equity                      $107,528         $102,269


25.  Parent Company Financial Statements (cont.)

Condensed Statements of Income

December 31, (In thousands)               1995         1994         1993

Income
Dividends from subsidiaries            $ 7,756     $ 24,090      $  4,038
Interest income                            101           72            48
Other income                               724          740           388

Total income                             8,581       24,902         4,474
Expense
Other expense                            1,556        1,526         1,579

Total expense                            1,556        1,526         1,579

Income before income tax benefit,
 cumulative effect of change in
 accounting principle and equity
 in income of subsidiaries less
 amounts distributed to parent           7,025        23,376        2,895
Income tax benefit                         288           154          378

Income before cumulative effect
 of change in accounting principle
 and equity in income of
 subsidiaries less amounts
 distributed to parent                   7,313        23,530        3,273
Cumulative effect of change
ccounting principle                                                 1,237


Income before equity in income
 of subsidiaries less amounts
 distributed to parent                   7,313        23,530        4,510
Equity in income of subsidiaries
 less amounts distributed
 to parent                               3,076       (13,280)       6,294

Net income                            $ 10,389      $ 10,250     $ 10,804


25.  Parent Company Financial Statements (cont.)

Condensed Statements of Cash Flows

December 31, (In thousands)               1995          1994         1993

Cash flows from operating activities:
 Net income                           $ 10,389      $ 10,250      $ 10,804
 Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Equity in income of subsidiaries
       less amounts distributed
       to parent                        (3,076)       13,280         (6,294)
     Deferred income tax
       expense (benefit)                     3            22         (1,237)
     Change in other assets
       and liabilities, net                417           526           (723)

Net cash provided by
 operating activities                    7,733        24,078          2,550

Cash flows from financing activities:
 Cash dividends                         (5,104)       (4,640)        (4,176)

Net cash used in financing activities   (5,104)       (4,640)        (4,176)

Net increase (decrease) in cash
 and cash equivalents                    2,629        19,438         (1,626)
Cash and cash equivalents
 at beginning of year                   21,969         2,531          4,157

Cash and cash equivalents
 at end of year                       $ 24,598      $ 21,969       $  2,531

Supplemental disclosures:
 Cash paid during the year for:
   Income taxes                        $ 3,730      $  4,255       $  5,337
 Cash dividend declared and unpaid       1,392         1,276          1,160



PART II

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with or changes in accountants during the three month period ended December 31, 1995.

PART III

Item 10 - Directors and Executive Officers of the Registrant

                                        Positions and        Years of Service
                                        Offices With            With the
Executive Officer           Age          Registrant            Registrant



Charles S. Boyd              54       Director 1, President         32*
                                      and CEO

James H. Childers            53       Executive Vice President      26*
                                      Director 2


Additional information required by Item 10 is hereby incorporated by reference from the Registrant's definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 14, 1996 which will be filed with the Commission in April 1996 pursuant to Regulation 14A.

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

2  A director of Farmers Georgetown Bank.

Item 11 - Executive Compensation

Item 12 - Security Ownership of Certain Beneficial Owners and Management

Item 13 - Certain Relationships and Related Transactions

The information required by Items 11 through 13 is hereby incorporated by reference from the Registrant's definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 14, 1996 which will be filed with the Commission in April, 1996 pursuant to Regulation 14A.


                                    PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  List of documents and exhibits

   1 & 2  Financial Statements and Schedules       Reference (page)

      Report of Independent Accountants                  28

      Consolidated Balance Sheets at
          December 31, 1995 and 1994                     29

      Consolidated Statements of Income
          for the years ended December 31,
          1995, 1994 and 1993                            30

      Consolidated Statements of Changes in
          Stockholders Equity for the years
          ended December 31, 1995, 1994 and 1993         31

      Consolidated Statements of Cash Flows
          for the years ended December 31,
          1995, 1994 and 1993                             32

      Notes to the Consolidated Financial Statements      33 - 49

 All schedules are omitted for the reason they are not required, or are not applicable, or the required information is disclosed elsewhere in the financial statements and related notes thereto.

   3. Exhibits:

      21. Subsidiaries of the Registrant

      27. Financial Data Schedule

(b)  Reports on Form 8-K

   No reports on Form 8-K have been filed by the Registrant during the three month period ended December 31, 1995.

(c)  Exhibits

   See list of exhibits set forth on page 54.

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

                                        Date:    3/21/96

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Charles S. Boyd                President, Chief Executive
Charles Scott Boyd             Officer and Director
                               (principal executive
                               officer of the Registrant)         3/21/96


                               Chairman
John Poage Stewart

Michael Meagher Sullivan       Director                           3/21/96
Michael Meagher Sullivan

                               Director
Joseph Charles Yagel

Warner Underwood Hines         Director                           3/22/96
Warner Underwood Hines

                               Director
John James Hopkins II

J.D. Sutterlin                 Director                           3/21/96
John Douglas Sutterlin

William Ray Sykes              Director                           3/21/96
William Ray Sykes

                               Director
Charles Owen Bush

E. Bruce Dungan                Director                           3/22/96
Ellwood Bruce Dungan

C. Douglas Carpenter           Vice President and CFO             3/21/96
Cecil Douglas Carpenter        (principal financial and
                                accounting officer)


                         FARMERS CAPITAL BANK CORPORATION
                               INDEX OF EXHIBITS

21.  Subsidiaries of the Registrant

27.  Financial Data Schedule


                                   EXHIBIT 21
                         Subsidiaries of the Registrant

The following table provides a listing of the direct and indirect operating subsidiaries of the Registrant, the percent of voting stock held by the Registrant as of December 31, 1995 and the jurisdiction or organization in which each subsidiary was incorporated or organized.

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