Form 10-Q
period 1996-03-31
FARMERS CAPITAL BANK CORP
filed 1996-05-15
CIK 713095

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                 FORM 10Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1996

                                    or

         [ ] Transition Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

                      For the transition period from
                       ____________ to ____________

                      Commission File Number 0-14412

                    Farmers Capital Bank Corporation
               (Exact name of registrant as specified in its charter)

          Kentucky                                 61-1017851
(State or other jurisdiction          (I.R.S. Employer Identification Number)
 of incorporation or organization)

P.O. Box 309, 201 West Main Street
Frankfort, Kentucky                                           40602
(Address of principal executive offices)                    (Zip Code)

    Registrant's telephone number, including area code:  (502)227-1600

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

                  Common stock, par value $0.25 per share
               3,866,382 shares outstanding at May 10, 1996


                             TABLE OF CONTENTS


Part I - Financial Information                                   Page No.

  Item 1 - Financial Statements
     Consolidated Balance Sheets
      March 31, 1996 and December 31, 1995                           3

     Consolidated Statements of Income -
       For the Three Months Ended
       March 31, 1996 and March 31, 1995                             4

     Consolidated Statements of Cash Flows -
       For the Three Months Ended
       March 31, 1996 and March 31, 1995                             5

     Notes to the Consolidated Financial Statements                  6

  Item 2 - Management's Discussion and Analysis of Financial
     Condition and Results of Operations                             7

Part II - Other Information

  Item 1 - Legal Proceedings                                         11

  Item 6 - Exhibits and Reports on Form 8-K                          11


            FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                    (In thousands except share data)
                               (unaudited)

                                            March 31,          December 31,
                                              1996                 1995
ASSETS
Cash and cash equivalents:
 Cash and due from banks                   $  66,315             $  41,126
 Interest bearing deposits in other banks      2,236                   688
 Federal funds sold and securities purchased
     under agreements to resell               32,605                68,370

       Total cash and cash equivalents       101,156               110,184

Investment securities:
 Available for sale                          122,068               105,933
 Held to maturity                            115,862               120,991
Loans                                        548,044               554,942
Less:  Allowance for loan losses              (8,807)               (8,472)
     Unearned income                         (10,805)              (11,762)
Loans, net                                   528,432               534,708

Bank premises and equipment                   19,784                19,916
Interest receivable                            7,542                 7,889
Other assets                                   5,099                 6,492

TOTAL ASSETS                               $ 899,943             $ 906,113

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest bearing                       $ 105,603             $ 109,490
 Interest bearing                            646,711               645,371

       Total deposits                        752,314               754,861

Other borrowed funds                          33,420                38,524
Dividends payable                              1,392                 1,392
Interest payable                               2,367                 2,370
Other liabilities                              4,333                 4,037

       Total liabilities                     793,826               801,184

SHAREHOLDERS' EQUITY
Common stock par value $0.25 per share
 4,804,000 shares authorized; 3,866,382
 shares issued and outstanding at March 31,
 1996 and December 31, 1995                      967                   967
Capital surplus                                9,094                 9,094
Retained earnings                             96,757                95,694
Unrealized net loss on
 securities available for sale                  (701)                 (826)

       Total shareholders' equity            106,117               104,929

TOTAL LIABILITIES AND
 SHAREHOLDER'S EQUITY                      $ 899,943             $ 906,113

See notes to consolidated financial statements


            FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands except per share data)
                               (unaudited)
                                                   Three Months Ended
                                                       March 31,
                                               1996                  1995
INTEREST INCOME
 Interest and fees on loans               $  13,309             $  12,891
 Interest on investment securities:
   Taxable                                    2,196                 1,790
   Nontaxable                                   679                   562
 Interest on deposits in other banks             11                    29
 Interest on federal funds sold and securities
   purchased under agreements to resell         771                   876

       Total interest income                 16,966                16,148

INTEREST EXPENSE
 Interest on deposits                         6,936                 6,059
 Interest on other borrowed funds               387                   525

       Total interest expense                 7,323                 6,584

 Net interest income                          9,643                 9,564
 Provision for loan losses                    1,270                   713
 Net interest income after
  provision for loan losses                   8,373                 8,851

NONINTEREST INCOME
 Service charges and fees                     1,330                 1,091
 Trust income                                   191                   177
 Investment gain                                 10
 Other                                        1,366                 1,294

       Total noninterest income               2,897                 2,562

NONINTEREST EXPENSE
 Salaries and employee benefits               4,215                 4,084
 Occupancy expenses, net                        551                   556
 Equipment expenses                             660                   695
 Bank shares tax                                261                   297
 Deposit insurance expense                        3                   396
 Other                                        2,157                 2,029

       Total noninterest expense              7,847                 8,057

Income before income taxes                    3,423                 3,356
Income tax expense                              968                 1,011

NET INCOME                                $   2,455             $   2,345

Per common share:
 Net income                               $    0.64             $    0.61

Dividends declared                        $    0.36             $    0.33

Weighted average shares outstanding           3,866                 3,866

See notes to consolidated financial statements


            FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOW
                  (In thousands except per share data)
                               (unaudited)
                                                    Three Months Ended
                                                         March 31,
                                                    1996           1995
Cash flows from operating activities:
 Net income                                    $   2,455      $   2,345
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                   631            668
     Net amortization of investment securities
       premiums and discounts:
         Available for sale                         (149)          (205)
         Held to maturity                             46             75
     Provision for loan losses                    (1,270)           713
     Investment security gain on call:
         Held to maturity                            (10)
     Changes in:
         Interest receivable                         347            375
         Other assets                              1,195           (150)
         Interest payable                             (3)           237
         Other liabilities                           295            569

 Net cash provided by operating activities         3,537          4,627

Cash flows from investing activities:
 Proceeds from maturity or call of
   investment securities:
   Available for sale                             48,544         30,587
   Held to maturity                               12,635         13,553
 Purchase of investment securities:
   Available for sale                            (64,342)       (33,229)
   Held to maturity                               (7,542)       (12,962)
 Net increase in loans                             7,546         (6,492)
 Purchase of bank premises and equipment            (363)          (229)

 Net cash used in investing activities            (3,522)        (8,772)

Cash flows from financing activities:
 Net increase (decrease) in deposits              (2,547)         21,930
 Dividends paid                                   (1,392)         (1,276)
 Net decrease in other borrowed funds             (5,104)        (10,787)

 Net cash provided by (used in)
  financing activities                            (9,043)          9,867

Net change in cash and cash equivalents           (9,028)          5,722

Cash and cash equivalents at beginning of year   110,184         100,551

Cash and cash equivalents at end of period    $  101,156      $  106,273

Supplemental disclosures:

 Cash paid during the period for:
   Interest                                   $    7,326      $    6,347
   Income taxes                                     None            None
 Cash dividend declared and unpaid                 1,392           1,276

See notes to consolidated financial statements


             FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - RECLASSIFICATIONS

Certain reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation. These reclassifications do not affect net income or shareholders' equity as previously reported.

FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

First Quarter 1996 vs. First Quarter 1995

The Company reported earnings of $2.5 million, or $.64 per share, for the first quarter of 1996 compared to earnings of $2.3 million, or $.61 per share for the first quarter of 1995.

Return on average assets was 1.10% for the first quarter of 1996, unchanged from 1.10% reported for the same period of 1995. Return on average equity was 9.37% for the first quarter of 1996, a decrease from 9.50% during the same period of 1995.

                        STATEMENT OF INCOME REVIEW

Net Interest Income

Net interest income totaled $9.6 million, unchanged from the first quarter 1995. Interest and fees on loans is up $418 thousand or 8.2%. Interest on taxable securities is up $406 thousand, or 22.7% and interest on nontaxable securities is up $117 thousand, or 20.8%. Interest on short term investments is down $105 thousand, or 12.0%.

Interest expense on deposits is up $877 thousand, or 14.5%. Interest on short term borrowings is down $138 thousand, or 26.3%.

The net interest margin (net interest income as a percentage of average earning assets), decreased to 4.99% during the first quarter of 1996 compared to 5.15% in the first quarter of 1995. The spread between rates earned and paid decreased to 4.26% compared to 4.44% in the first quarter of 1995.

Asset Quality

The provision for loan losses increased $557 thousand compared to the first quarter 1995. The Company had net charge-offs of $934 thousand in the first quarter of 1996 compared to net charge-offs of $570 thousand in the same period of 1995. The allowance for loan losses was 1.64% of net loans in the first quarter of 1996, up 8 basis points from year end 1995. Management feels the current reserve is adequate to cover any potential future losses within the loan portfolio. Management also continues to emphasize collection efforts and evaluation of risks within the portfolio.

Noninterest Income

Noninterest income of $2.9 million increased $335 thousand, or 13.1% from the first quarter of 1995. Service charges on deposits increased $239 thousand, or 21.9% to $1.3 million. Trust fees increased $14 thousand, or 7.9% to $191 thousand. The Company had a $10 thousand gain on a called investment security during the first quarter of 1996 compared to no gain or loss in the same period of 1995.

Noninterest Expense

Total noninterest expenses decreased $210 thousand or 2.6% from the first quarter of 1995 to $7.8 million. Salaries and benefits, the largest component of noninterest expense, increased $131 thousand, or 3.2%.
Occupancy expense, net of rental income, was unchanged at approximately
$550 thousand. Equipment expenses decreased $35 thousand, or 5.0%. Taxes on bank shares decreased $36 thousand, or 12.1%. FDIC insurance expense decreased $393 thousand, or 99.2% due to the FDIC charging a nominal premium in the first quarter of 1996.

Income taxes

Income tax expense decreased $43 thousand, or 4.3% from the first quarter of 1995 to $968 thousand. The 1996 effective tax rate was 28%, down slightly from 30% in 1995. The reduction in the tax rate was due primarily to the increased purchases of municipal bonds.

                           BALANCE SHEET REVIEW

Total assets were $900 million on March 31, 1996, less than a 1% change from December 31, 1995. Assets averaged $894 million for the first quarter of 1996, an increase of $32 million, or 3.7% from year end 1995.

Loans

Loans, net of unearned income, decreased $5.9 million, or 1.1% from December 31, 1995 to $537 million. On average, loans represented 66.1% of earning assets compared to 69.4% for 1995. When loan demand is down, the available funds are redirected to either temporary investments or investment securities.

Temporary Investments

Federal funds sold and securities purchased under agreements to resell averaged $53 million, an increase of $1 million, or 1.9% from year end 1995.

Investment Securities

Investment securities were $238 million on March 31, 1996, an increase of $11 million, or 4.8% from year end 1995. Available for sale and held to maturity securities were $122 and $116 million, respectively. Investment securities averaged $224 million for the first quarter of 1996, an increase of $65 million, or 35% from year end 1995. Net unrealized losses after tax on securities available for sale were $701 thousand on March 31, 1996, as compared to $826 thousand on December 31, 1995.

Nonperforming assets

Nonperforming assets totaled $8.8 million on March 31, 1996, up $1.8 million or 26.3% from $6.9 million at year end 1995. Nonperforming assets to total equity increased from 6.6% at year end 1995 to 8.3% at March 31, 1996. Nonperforming assets as a percentage of loans and other real estate increased from 1.28% at year end to 1.63%. The Company's loan policy includes strict guidelines for approving and monitoring loans. This along with management's efforts to improve the quality of the loan portfolio has decreased the Company's nonperforming assets 61.7% since December 31, 1991.

Other real estate owned decreased $693 thousand, or 89.3% from year end 1995 to $83 thousand on March 31, 1996.

Deposits

Total deposits decreased $2.5 million, or 0.3%, from year end 1995 to $752 million. Deposits averaged $751 million, an increase of $29 million, or 4.0% from year end 1995.

Borrowed Funds

Borrowed funds totaled $33 million, a decrease of $5 million, or 13.2% from year end 1995. Borrowed funds averaged $32 million, a decrease of $2 million, or 5.3%.

Shareholders' Equity

Shareholders' equity was $106 million on March 31, 1996, increasing $1.2 million from year end 1995. Dividends of $1.4 million were declared during the first quarter of 1996. The Company's capital ratios as of March 31, 1996 and the regulatory minimums are as follows:

                              Farmers Capital            Regulatory
                             Bank Corporation              Minimum

Tier 1 risk based                 18.34%                     4.00%

Total risk based                  19.59%                     8.00%

Leverage                          11.67%                     3.00%

The capital ratios of all the subsidiary banks, on an individual basis, were in excess of the applicable minimum regulatory capital ratio requirements at March 31, 1996.

Liquidity

The liquidity of the Company is dependent on the receipt of dividends from its subsidiary banks. Management expects that in the aggregate its subsidiary banks will continue to have the ability to dividend adequate funds to the Company during the remainder of 1996.

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

Part II

ITEM 1 - LEGAL PROCEEDINGS

There are no significant changes in contingencies or commitments, including pending litigation to report at this time.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits

    Exhibit 27 - Financial Data Schedule

b)  Reports on Form 8-K

    1) On April 1, 1996, the Corporation filed a report on Form 8-K, pursuant to Item 5 of that form. The Corporation reported a restructuring of its Board of Directors. No financial statements were filed as part of that report.

    2) On May 10, 1996, the Corporation filed a report on Form 8-K pursuant to Item 5 of that form. The Corporation reported it had entered into an agreement to sell its twelve consumer finance offices. No financial statements were filed as part of that report.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  05/15/96          /s/ Charles Scott Boyd
                         Charles Scott Boyd,
                         President and CEO (Principal Executive Officer)


Date:  05/14/96          /s/  C. Douglas Carpenter
                         Cecil Douglas Carpenter
                         Vice President and CFO (Principal Financial
                         and Accounting Officer)