Form 10-Q
period 1996-06-30
FARMERS CAPITAL BANK CORP
filed 1996-08-13
CIK 713095

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                 FORM 10Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1996

                                    or

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

                  Common stock, par value $0.25 per share
              3,850,782 shares outstanding at August 10, 1996


                             TABLE OF CONTENTS


Part I - Financial Information                                   Page No.

  Item 1 - Financial Statements
     Consolidated Balance Sheets -
       June 30, 1996 and December 31, 1995                       3

     Consolidated Statements of Income -
       For the Three Months and Six Months Ended
       June 30, 1996 and June 30, 1995                           4

     Consolidated Statements of Cash Flows -
       For the Six Months Ended
       June 30, 1996 and June 30, 1995                           5

     Notes to the Consolidated Financial Statements              6

  Item 2 - Management's Discussion and Analysis of Financial
     Condition and Results of Operations                         7


Part II - Other Information

  Item 1 - Legal Proceedings                                     13

  Item 4 - Results of votes of security holders                  13

  Item 6 - Exhibits and Reports on Form 8-K                      14


FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except share figures)
(unaudited)

                                                June 30,       December 31,
                                                  1996             1995
ASSETS
Cash and cash equivalents:
 Cash and due from banks                     $   71,290         $   41,126
 Interest bearing deposits in other banks           607                688
 Federal funds sold and securities purchased
     under agreements to resell                  48,140             68,370

       Total cash and cash equivalents          120,037            110,184

Investment securities:
 Available for sale                             117,796            105,933
 Held to maturity                               115,013            120,991
Loans                                           548,914            554,942
Less:  Allowance for loan losses                 (8,329)            (8,472)
     Unearned income                             (8,782)           (11,762)
Loans, net                                      531,803            534,708

Bank premises and equipment                      19,521             19,916
Interest receivable                               8,408              7,889
Other assets                                      5,196              6,492

TOTAL ASSETS                                $   917,774        $   906,113

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest bearing                        $   126,717        $   109,490
 Interest bearing                               630,373            645,371

       Total deposits                           757,090            754,861

Other borrowed funds                             43,699             38,524
Dividends payable                                 1,392              1,392
Interest payable                                  2,279              2,370
Other liabilities                                 4,907              4,037

       Total liabilities                        809,367            801,184

SHAREHOLDERS' EQUITY
Common stock par value $0.25 per share
 4,804,000 shares authorized; 3,866,382
 shares issued and outstanding at June 30,
 1996 and December 31, 1995                         967               967
Capital surplus                                   9,094             9,094
Retained earnings                                99,554            95,694
Unrealized net loss on securities
    available for sale                           (1,208)             (826)

       Total shareholders' equity               108,407           104,929

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                       $   917,774       $   906,113

See notes to consolidated financial statements

            FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands except per share data)
                               (unaudited)

                                   Three Months Ended       Six Months Ended
                                        June 30,                 June 30,
                                     1996     1995             1996     1995
INTEREST INCOME
 Interest and fees on loans     $  13,335  $  13,313       $  26,644 $  26,203
 Interest on investment securities:
   Taxable                          2,357      2,011           4,553     3,802
   Nontaxable                         709        558           1,388     1,120
 Interest on deposits in other banks   20         22              31        51
 Interest on federal funds sold
   and securities purchased under
   agreements to resell               611        692           1,382     1,568

       Total interest income       17,032     16,596          33,998    32,744

INTEREST EXPENSE
 Interest on deposits               6,728      6,493          13,664    12,552
 Interest on other borrowed funds     383        495             770     1,020

       Total interest expense       7,111      6,988          14,434    13,572

 Net interest income                9,921      9,608          19,564    19,172
 Provision for loan losses          1,819      1,048           3,089     1,761
 Net interest income after provision
   for loan losses                  8,102      8,560          16,475    17,411

NONINTEREST INCOME
 Service charges and fees           1,451      1,256           2,781     2,420
 Trust income                         238        277             429       454
 Investment gains, net                             1              10         1
 Gain (loss) on sale of loans       3,052         (3)          3,239        (3)
 Other                              1,107      1,579           2,286     2,800

       Total noninterest income     5,848      3,110           8,745     5,672

NONINTEREST EXPENSE
 Salaries and employee benefits     4,281      4,068           8,496     8,152
 Occupancy expenses, net              492        605           1,043     1,161
 Equipment expenses                   644        646           1,304     1,341
 Bank shares tax                      260        275             521       572
 FDIC insurance                         3        397               6       793
 Other                              2,086      2,573           4,243     4,602

       Total noninterest expense    7,766      8,564          15,613    16,621

Income before income taxes          6,184      3,106           9,607     6,462
Income tax expense                  1,995        920           2,963     1,930

NET INCOME                       $  4,189   $  2,186        $  6,644  $  4,532

Per common share:
 Net income                      $   1.08   $   0.57        $   1.72  $   1.17

 Dividends declared              $   0.36   $   0.33        $   0.72  $   0.66

Weighted average shares
   outstanding                      3,866      3,866           3,866     3,866

See notes to consolidated financial statements

            FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOW
                             (In thousands)
                               (unaudited)

                                                     Six Months Ended
                                                          June 30,
                                                    1996           1995
Cash flows from operating activities
 Net income                                      $   6,644      $   4,532
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                   1,251          1,331
     Net amortization of investment securities
       premiums and discounts:
         Available for sale                           (272)          (415)
         Held to maturity                               68            136
     Provision for loan losses                      (3,089)         1,761
     Deferred income tax                                               (1)
     Gain on sale of fixed assets                                      (1)
     Gain on sale of loans                          (3,052)
     Gain on call of investment security:
         Held to maturity                              (10)            (1)
     Changes in:
         Interest receivable                          (519)          (712)
         Other assets                                1,223           (869)
         Interest payable                              (91)           366
         Other liabilities                             869            256

 Net cash provided by operating activities           3,022          6,383

Cash flows from investing activities:
 Proceeds from maturity or call of investment securities:
   Available for sale                               84,978         45,727
   Held to maturity                                 18,961         27,842
 Purchase of investment securities:
   Available for sale                              (97,136)       (51,708)
   Held to maturity                                (13,053)       (22,028)
 Net increase in loans                              (5,746)       (12,720)
 Purchase of bank premises and equipment              (765)          (597)
 Proceeds from sale of equipment                       180              1
 Proceeds from sale of loans                        14,792

 Net cash used in investing activities               2,211        (13,483)

Cash flows from financing activities:
 Net increase in deposits                            2,229         17,383
 Dividends paid                                     (2,784)        (2,552)
 Net increase (decrease) in other borrowed funds     5,175         (7,579)

 Net cash provided by financing activities          4,620           7,252

Net change in cash and cash equivalents             9,853             152

Cash and cash equivalents at beginning of year    110,184         100,551

Cash and cash equivalents at end of period     $  120,037      $  100,703

Supplemental disclosures:

 Cash paid during the year for:
   Interest                                    $   14,525      $   13,206
   Income taxes                                     1,800           2,036
 Cash dividend declared and unpaid                  1,392           1,276

See notes to consolidated financial statements

             FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - RECLASSIFICATIONS

Certain reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation. These reclassifications do not affect net income or shareholders' equity as previously reported.

NOTE 3 - EFFECT OF IMPLEMENTING SFAS NO. 125

In June 1996, the Financial Accounting Standards Board ("FASB") issued
SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities". Under this standard, accounting for transfers and servicing of financial assets and extinguishments of liabilities is based on control. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished.

This statement applies prospectively in fiscal years beginning after December 31, 1996. The Company does not expect the implementation of this statement to have a material affect on the financial statements.

               FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

                Second Quarter 1996 vs. Second Quarter 1995

The Company reported earnings of $4.2 million, or $1.08 per share, for the second quarter of 1996 compared to $2.2 million, or $0.57 per share one year ago. The increase is due primarily to a $2.0 million after tax gain on the sale of loans of the consumer finance subsidiary.

Return on average assets and return on average equity for the second quarter of 1996 were 1.86% and 15.64%, respectively, compared to 1.00% and 8.66% for the same period in 1995.

Net Interest Income

Net interest income totaled $9.9 million, compared to $9.6 million for the second quarter of 1995. The net interest margin (net interest income as a percentage of average earning assets), decreased to 5.11% compared to 5.18% for 1995. Likewise the spread between rates earned and paid decreased from 4.46% to 4.38%.

Asset Quality

The provision for loan losses increased $771 thousand compared to the second quarter of 1995. The Company had net charge-offs of $2.3 million compared to $2.0 million last year.

Noninterest Income

Noninterest income of $5.8 million was up $2.7 million above last year's figure due primarily to the gain on sale of loans. Service charges and fees increased $195 thousand, or 15.5% to $1.5 million. Trust income decreased $39 thousand, or 14.1% to $238 thousand. Investment gains were inconsequential in both years.

Noninterest Expense

Total noninterest expense decreased $798 thousand, or 9.3% from the second quarter of 1995 to $7.8 million. Salaries and benefits, the largest component of noninterest expense, increased $213 thousand, or 5.2%. Occupancy expense decreased $113 thousand or 18.7%, while equipment expense remained stable. FDIC insurance expense decreased $394 thousand or 99.2% due to the FDIC charging a nominal premium in the second quarter of 1996.

Income Taxes

Income tax expense increased $1.1 million, in excess of 100% from the second quarter of 1995. The change in income tax expense can be directly attributed to the increase in income before income taxes. The effective tax rate was 32.3% for the second quarter of 1996 up from 29.6% for the same period in 1995.

                         First Six Months of 1996

Net income for the six months was $6.6 million, or $1.72 per share compared to $4.5 million, or $1.17 for the same period in 1995.

The return on average assets was 1.48% compared to 1.05% for the same period in 1995. The return on average equity was 12.55%, up from 9.08% for the first six months of 1995.

Net Interest Income

Net interest income for the first six months totaled $19.6 million, compared to $19.2 million last year. Interest and fees on loans is up $441 thousand, or 1.7%. Interest on taxable securities is up $751 thousand, or 19.8%. Interest on nontaxable securities is also up, $268 thousand, or 23.9%. Interest on short term investments is down $206 thousand, or 12.7%

Interest expense on deposits is up $1.1 million, or 8.9%. Interest expense on other borrowed funds is down $250 thousand, or 24.5%.

The net interest margin decreased to 5.05% from 5.16% for the first six months in 1995. The spread decreased to 4.31% from 4.44%.

Asset Quality

The provision for loan losses increased $1.3 million, or 75.4%, compared to 1995. The Company had net charge-offs of $3.2 million compared to $2.6 million in the prior year. Several loans to one borrower (an entity controlled by relatives of a director), totaling $976 thousand were charged-off during the second quarter of 1995. Remaining loans with this borrower have been charged-off in 1995 and in the second quarter of 1996. Charge-offs of $733 thousand occurred in the second quarter of 1996 at the consumer finance subsidiary prior to the sale of these loans. The consumer finance subsidiary is no longer operational. Charge-offs in the second quarter of 1996 were also impacted by slightly larger commercial loan charge-offs compared to 1995.
These charge-offs related to only a few customers and do not represent a systemic trend throughout the Company. Moreover, an improvement in asset quality can be seen in the decline in nonperforming assets. On June 30, 1996, nonperforming assets were $5.1 million, down $1.8 million, or 26.3% from year-end 1995.

The allowance for loan losses was 1.54% of net loans, down slightly from 1.56% at the end of 1995. Management believes the current reserve is adequate to cover any potential future losses within the loan portfolio. Management also continues to emphasize collection efforts and evaluation of risks within the portfolio.

Noninterest Income

Noninterest income for the six months ended June 30, 1996 totaled $8.7 million, up $3.1 million from the first six months of 1995 due primarily to a gain on sale of loans. Service charges and fees increased $361 thousand, or 14.9%. Trust income was down $25 thousand, or 5.5%.

Noninterest Expense

Noninterest expense for the first half of 1996 was $15.6 million, down $1.0 million, or 6.1% from last year. Salaries and benefits were up $344 thousand, or 4.2%. Occupancy expense was down $118 thousand, or 10.2%, while equipment expense was stable. FDIC insurance decreased $787 thousand, or 99.2%, due to the FDIC charging a nominal premium in the first six months of 1996.

Income Taxes

Income taxes increased $1.0 million, or 53.5% from last year and totaled $3.0 million. The effective tax rate increased to 30.8% from 29.9% a year ago.



                             Financial Condition


Total assets were $918 million on June 30, 1996, an increase of $11.6 million, or 1.3% from December 31, 1995. Assets averaged $899 million for the first six months of 1996, an increase of $36 million, or 4.2% from 1995.

Loans

Net loans decreased $2.9 million, or less than 1% from December 31, 1995 to $540 million. The decrease in loans can be primarily attributed to the sale of loans of the consumer finance subsidiary. After selling net loans of $11.5 million, the Company's other subsidiaries have increased loans by $8.5 million since year end. On average, loans represented 67.1% of earning assets compared to 69.3% for 1995.

Temporary Investments

Federal funds sold and securities purchased under agreements to resell averaged $47 million, an increase of $4.5 million from the average at year end.

Investment Securities

Investment securities were $233 million on June 30, 1996, a $5.9 million or 2.6% increase from year-end 1995. Available for sale and held to maturity securities were $118 million and $115 million respectively. Investment securities averaged $222 million for the first six months, an increase of
$36 million, or 19.0%, from the 1995 average.   Net unrealized losses after
tax on securities available for sale were $1.2 million on June 30, 1996, as compared to $826 thousand on December 31, 1995. The Company has the capability to hold these securities to maturity and should therefore not realize any loss of principal.

Nonperforming Assets

Nonperforming assets totaled $5.1 million on June 30, 1996, down $1.8 million, or 26.3%, from year-end 1995. Nonperforming assets to total equity declined to 4.73% from 6.63%. Nonperforming assets as a percentage of loans and other real estate was 0.95%, down from 1.28% at year-end.

Nonaccrual loans were $2.5 million, down from $2.9 million from year-end. Loans 90 days past due increased to $2.0 million from $1.7 million. Restructured loans were $636 thousand, down from $1.6 million. Other real estate owned decreased significantly to $23 thousand at June 30, 1996, down from $776 thousand at year-end 1995.

Deposits

Total deposits increased $2.2 million, less than 1%, from year-end to $757 million. Deposits averaged $751 million during the first six months of 1996.

Borrowed Funds

Borrowed funds totaled $44 million, an increase of $5.2 million, or 13.4% from year-end 1995. Borrowed funds averaged $32 million.

Shareholders' Equity

Shareholders' equity was $108 million on June 30, 1996, increasing $3.5 million from year-end. Dividends of $2.8 million were declared during the first six months of 1996.

The Company's ratios as of June 30, 1996 and the regulatory minimums are as follows:

                                Farmers Capital       Regulatory
                               Bank Corporation         Minimum

Tier 1 risk based                    18.62%              4.00%

Total risk based                     19.87%              8.00%

Leverage                             11.88%              3.00%

The capital ratios of all the subsidiary banks, on an individual basis, were in excess of the applicable minimum regulatory capital ratio requirements at June 30, 1996.

Accounting Requirements

In June 1996, the Financial Accounting Standards Board ("FASB") issued
SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities". Under this standard, accounting for transfers and servicing of financial assets and extinguishments of liabilities is based on control. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished.

This statement applies prospectively in fiscal years beginning after December 31, 1996. The Company does not expect the implementation of this statement to have a material affect on the financial statements.

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

ITEM 4 - RESULTS OF VOTES OF SECURITY HOLDERS

The annual meeting of shareholders was held May 14, 1996.

The matters that were voted upon included:

A. The election of nine directors in the following manner: two directors for one-year terms ending in 1997; three directors for two-year terms ending in 1998; and four directors for three-year terms ending in 1999, or until their successors have been elected and qualified.

B. The ratification of the appointment of Coopers & Lybrand as independent accountants for the Corporation and its subsidiaries for the calendar year 1996.

The outcome of the voting is as follows:

Name                         For          Against      Withheld     Abstained

Frank W. Sower, Jr.       2,966,836           0             0        265,614

J. Barry Banker           2,966,836           0             0        265,614

W. Benjamin Crain         2,966,636           0             0        265,614

Lloyd C. Hillard          2,965,936           0             0        266,514

Harold G. Mays            2,966,836           0             0        265,614

G. Anthony Busseni        2,966,536           0             0        265,914

James E. Bondurant        2,965,903           0             0        266,547

James H. Childers         3,060,993           0             0        171,457

E. Bruce Dungan           2,966,836           0             0        265,614

Ratification of the
appointment of Coopers
& Lybrand, LLP            3,057,298     168,294             0          6,858

Listed below is the name of each director whose term of office continued after the meeting:

Frank W. Sower, Jr.          James E. Bondurant
J. Barry Banker              James H. Childers
W. Benjamin Crain            E. Bruce Dungan
Lloyd C. Hillard             Charles S. Boyd
Harold G. Mays               Dr. John D. Sutterlin
G. Anthony Busseni           Dr. John P. Stewart

In addition to the directors above, Charles T. Mitchell serves as an Advisory Director for the Corporation.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits - none

b) Reports on Form 8-K (1) On July 3, 1996, the Corporation filed a report on Form 8-K, pursuant to Item 5 of that form. The Corporation reported its intention to repurchase up to 200,000 shares of its outstanding common stock. No financial statements were filed as part of that report.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   08/13/96        /s/ Charles Scott Boyd
                        Charles Scott Boyd
                        President and CEO (Principal Executive Officer)

Date:   08/13/96        /s/ Cecil Douglas Carpenter
                        Cecil Douglas Carpenter
                        Vice President and CFO (Principal Financial and
                        Accounting Officer)