Form 10-Q
period 1996-09-30
FARMERS CAPITAL BANK CORP
filed 1996-11-12
CIK 713095

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549

                             FORM 10Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996

                                or

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

             Common stock, par value $0.25 per share
         3,798,982 shares outstanding at November 7, 1996


                        TABLE OF CONTENTS


Part I - Financial Information                                   Page No.

  Item 1 - Financial Statements
     Consolidated Balance Sheets -
       September 30, 1996 and December 31, 1995                  3

     Consolidated Statements of Income -
       For the Three Months and Nine Months Ended
       September 30, 1996 and September 30, 1995                 4

     Consolidated Statements of Cash Flows -
       For the Nine Months Ended
       September 30, 1996 and September 30, 1995                 5

     Notes to the Consolidated Financial Statements              6

  Item 2 - Management's Discussion and Analysis of Financial
     Condition and Results of Operations                         7


Part II - Other Information

  Item 1 - Legal Proceedings                                    12

  Item 5 - Other Information                                    12

  Item 6 - Exhibits and Reports on Form 8-K                     12


           FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                   (In thousands except share figures)
                              (unaudited)

                                      September 30, 1996   December 31, 1995
ASSETS
Cash and cash equivalents:
 Cash and due from banks                   $  95,272          $  41,126
 Interest bearing deposits in other banks      1,279                688
 Federal funds sold and securities purchased
     under agreements to resell               21,235             68,370

       Total cash and cash equivalents       117,786            110,184

Investment securities:
 Available for sale                          121,560            105,933
 Held to maturity                            108,751            120,991

Loans                                        558,724            554,942
Less:  Allowance for loan losses              (8,486)            (8,472)
     Unearned income                          (9,061)           (11,762)
Loans, net                                   541,177            534,708

Bank premises and equipment                   19,458             19,916
Interest receivable                            7,985              7,889
Other assets                                   5,079              6,492
TOTAL ASSETS                               $ 921,796          $ 906,113

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest bearing                       $ 139,190          $ 109,490
 Interest bearing                            630,125            645,371

       Total deposits                        769,315            754,861

Other borrowed funds                          35,485             38,524
Dividends payable                              1,381              1,392
Interest payable                               2,212              2,370
Other liabilities                              5,249              4,037

       Total liabilities                     813,642            801,184

SHAREHOLDERS' EQUITY
Common stock par value $0.25 per share
 4,804,000 shares authorized;
 3,798,982 and 3,866,382 shares issued
 and outstanding at September 30,
 1996 and December 31, 1995, respectively        950                967
Capital surplus                                8,936              9,094
Retained earnings                             98,835             95,694
Unrealized net loss on
 securities available for sale                  (567)              (826)

       Total shareholders' equity            108,154            104,929

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                      $ 921,796          $ 906,113

See notes to consolidated financial statements


       FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME
              (In thousands except per share data)
                          (unaudited)

                                    Three Months Ended     Nine Months Ended
                                       September 30,          September 30,
                                     1996        1995       1996       1995

INTEREST INCOME
 Interest and fees on loans        $ 12,971   $ 13,742    $ 39,615   $ 39,944
 Interest on investment securities:
   Taxable                            2,332      2,020       6,885      5,822
   Nontaxable                           723        578       2,111      1,698
 Interest on federal funds sold
   and securities purchased under
   agreements to resell                 699        632       2,112      2,251

       Total interest income         16,725     16,972      50,723     49,715

INTEREST EXPENSE
 Interest on deposits                 6,759      6,745      20,423     19,304
 Interest on other borrowed funds       375        417       1,145      1,430

       Total interest expense         7,134      7,162      21,568     20,734

 Net interest income                  9,591      9,810      29,155     28,981
 Provision for loan losses              468        945       3,557      2,706
 Net interest income after
  provision for loan losses           9,123      8,865      25,598     26,275

NONINTEREST INCOME
 Service charges and fees             1,472      1,510       4,253      3,930
 Trust income                           279        307         708        761
 Investment gains, net                                          10          1
 Gain (loss) on sale of loans           (11)                 3,220
 Other                                1,214      1,156       3,508      3,953

       Total noninterest income       2,954      2,973      11,699      8,645

NONINTEREST EXPENSE
 Salaries and employee benefits       4,165      4,278      12,661     12,430
 Occupancy expenses, net                480        474       1,523      1,634
 Equipment expenses                     595        630       1,899      1,971
 Bank shares tax                        241        223         762        795
 FDIC insurance                           4        (42)         10        751
 Other                                2,158      2,129       6,401      6,731

       Total noninterest expense      7,643      7,692      23,256     24,312

Income before income taxes            4,434      4,146      14,041     10,608
Income tax expense                    1,297      1,272       4,260      3,203

NET INCOME                        $   3,137  $   2,874   $   9,781  $   7,405

Per common share:
 Net income                       $    0.82  $    0.74   $    2.54  $    1.92

 Dividends declared               $    0.36  $    0.33   $    1.08  $    0.99

Weighted average shares
  outstanding                         3,836      3,866       3,856      3,866

See notes to consolidated financial statements


       FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOW
                         (In thousands)
                          (unaudited)
                                                     Nine Months Ended
                                                        September 30,
                                                   1996              1995
Cash flows from operating activities
 Net income                                   $   9,781         $   7,405
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                1,840             1,993
     Net amortization of investment securities
       premiums and discounts:
         Available for sale                        (365)             (657)
         Held to maturity                            88               188
     Provision for loan losses                    3,557             2,706
     Loss on sale of fixed assets                     8                 2
     Gain on sale of loans                       (3,220)
     Gain on call of investment security:
         Held to maturity                           (10)               (1)
     Changes in:
         Interest receivable                        (96)           (1,101)
         Other assets                               878              (410)
         Interest payable                          (158)              563
         Other liabilities                        1,212             1,350

 Net cash provided by operating activities       13,515            12,038

Cash flows from investing activities
 Proceeds from maturity or call of
  investment securities:
   Available for sale                            99,724            62,150
   Held to maturity                              36,471            40,240
 Purchase of investment securities:
   Available for sale                          (114,594)          (75,318)
   Held to maturity                             (24,309)          (35,029)
 Net increase in loans                          (22,319)          (14,631)
 Purchase of bank premises and equipment         (1,168)             (947)
 Proceeds from sale of equipment                    180                 1
 Proceeds from sale of loans                     15,513

 Net cash used in investing activities          (10,502)          (23,534)

Cash flows from financing activities
 Net increase in deposits                        14,454            66,886
 Dividends paid                                  (4,176)           (3,828)
 Purchase of treasury stock                      (2,650)
 Net decrease in other borrowed funds            (3,039)          (23,204)

 Net cash provided by financing activities        4,589            39,854

Net change in cash and cash equivalents           7,602            28,358

Cash and cash equivalents at beginning of year  110,184           100,551

Cash and cash equivalents at end of period    $ 117,786         $ 128,909

Supplemental disclosures

 Cash paid during the year for
   Interest                                   $  21,726         $  20,171
   Income taxes                                   2,835             2,266
 Cash dividend declared and unpaid                1,381             1,276

See notes to consolidated financial statements


        FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

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



        FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

            Third Quarter 1996 vs. Third Quarter 1995

The Company reported earnings of $3.1 million, or $0.82 per share, for the third quarter of 1996 compared to $2.9 million, or $0.74 per share one year ago. The increase is due primarily to a decrease in provision for loan losses.

Return on average assets and return on average equity for the third quarter of 1996 were 1.40% and 11.67%, respectively, compared to 1.34% and 11.21% for the same period in 1995.

Net Interest Income

Net interest income totaled $9.6 million, compared to $9.8 million for the third quarter of 1995. The net interest margin (net interest income as a percentage of average earning assets), decreased to 4.89% compared to 5.25% for 1995. Likewise the spread between rates earned and paid decreased from 4.51% to 4.13%. The decrease is primarily due to the sale of approximately $12 million in high interest rate consumer loans in the second quarter.

Asset Quality

The provision for loan losses decreased $477 thousand compared to the third quarter of 1995. The Company had net charge-offs of $310 thousand compared to $497 thousand last year.

Noninterest Income

Noninterest income of $3.0 million was unchanged from last year. Service charges and fees decreased $38 thousand, or 2.5%. Trust income decreased
$28 thousand, or 9.1% to $279 thousand. Investment gains were inconsequential in both years. Other noninterest income increased $58 thousand and offset the decline in service charges and fees and trust income.

Noninterest Expense

Total noninterest expense was down slightly from $7.7 million to $7.6 million. Salaries and benefits, the largest component of noninterest expense, decreased $113 thousand, or 2.6%. Occupancy expenses remained stable while equipment expenses decreased $35 thousand or 5.6%. These declines were partially offset by an 8.1% increase in bank shares tax and a $46 thousand increase in FDIC insurance. While the FDIC continued to charge a nominal premium in the third quarter of 1996, it actually gave refunds in the third quarter of 1995.

Income Taxes

Income tax expense increased $25 thousand or 2.0% from the third quarter of 1995. The effective tax rate was 29.3% for the third quarter of 1996 down from 30.7% for the same period in 1995.

                    First Nine Months of 1996

Net income for the nine months was $9.8 million, or $2.54 per share compared to $7.4 million, or $1.92 for the same period in 1995.

The return on average assets was 1.45% compared to 1.16% for the same period in 1995. The return on average equity was 12.20%, up from 9.79% for the first nine months of 1995.

Net Interest Income

Net interest income for the first nine months totaled $50.7 million, compared to $49.7 million last year. Interest and fees on loans is down $329 thousand, less than 1%. Interest on taxable securities is up $1.0 million, or 17.1%. Interest on nontaxable securities is also up $413 thousand, or 24.3%. Interest on short term investments is down $139 thousand, or 6.2%

Interest expense on deposits is up $1.1 million, or 5.8%. Interest expense on other borrowed funds is down $285 thousand, or 19.9%.

The net interest margin decreased to 5.00% from 5.20% for the first nine months in 1995. The spread decreased to 4.25% from 4.47%.

Asset Quality

The provision for loan losses increased $851 thousand, or 31.4%, compared to 1995. The Company had net charge-offs of $3.5 million compared to $3.1 million in the prior year. Several loans to one borrower (an entity controlled by relatives of a director), totaling $976 thousand were charged off during the second quarter of 1995. Remaining loans with this borrower have been charged-off in 1995 and in the second quarter of 1996. Charge-offs of $733 thousand occurred in the second quarter of 1996 at the consumer finance subsidiary. On May 31, 1996, all the loans of the consumer finance subsidiary were sold and operations were ceased. Moreover, an improvement in asset quality can be seen in the decline in net charge-offs in the third quarter as well as the decline in nonperforming assets. On September 30, 1996, nonperforming assets were $6.0 million, down $920 thousand, or 13.2% from year-end 1995.

The allowance for loan losses was 1.54% of net loans, down slightly from 1.56% at the end of 1995. Management believes the current reserve is adequate to cover any potential future losses within the loan portfolio. Management also continues to emphasize collection efforts and evaluation of risks within the portfolio.

Noninterest Income

Noninterest income for the nine months ended September 30, 1996 totaled $11.7 million, up $3.1 million from the first nine months of 1995 due primarily to a gain on sale of loans in the second quarter. Service charges and fees increased $323 thousand, or 8.2%. Trust income was down $53 thousand, or 7.0%.

Noninterest Expense

Noninterest expense for the nine months ended September 30, 1996 was $23.3 million, down $1.0 million, or 4.3% from last year. Salaries and benefits were up $231 thousand, or 1.9%. Occupancy expense was down $111 thousand, or 6.8%. Equipment expense also decreased $72 thousand, or 3.7%. FDIC insurance decreased $741 thousand, or 98.7%, due to the FDIC charging a nominal premium in the first nine months of 1996.

Income Taxes

Income taxes increased $1.1 million, or 33.0% from last year and totaled $4.3 million. The effective tax rate remained flat at 30.3%.

                       Financial Condition

Total assets were $922 million on September 30, 1996, an increase of $15.7 million, or 1.7% from December 31, 1995. Assets averaged $896 million for the first nine months of 1996, an increase of $34 million, or 3.9% from 1995.

Loans

Net loans increased $6.5 million, or 1.2% from December 31, 1995 to $550 million. The increase in loans can be primarily attributed to a $6.0 million increase in leases at the Company's lease financing subsidiary.
In addition, the Company's banking affiliates have experienced enough loan growth in the first nine months of 1996 to make up for the approximately $12 million in net loans sold by the Company's consumer finance subsidiary earlier this year. On average, loans and leases represented 66.8% of earning assets compared to 69.3% for 1995.


Temporary Investments

Federal funds sold and securities purchased under agreements to resell averaged $51 million, relatively unchanged from the average of $52 million at year end.

Investment Securities

Investment securities were $230 million on September 30, 1996, a $3.4 million or 1.5% increase from year-end 1995. Available for sale and held to maturity securities were $121 million and $109 million, respectively. Investment securities averaged $220 million for the first nine months, an increase of $33 million, or 17.7%, from the 1995 average. Unrealized net losses on securities available for sale were $567 thousand on September 30, 1996, as compared to $826 thousand on December 31, 1995. The unrealized net loss relates entirely to debt securities which the Company has the capability to hold to maturity and, therefore, should not realize any loss of principal.

Nonperforming Assets

Nonperforming assets totaled $6.0 million on September 30, 1996, down $920 thousand, or 13.2%, from year-end 1995. Nonperforming assets to total equity declined to 5.57% from 6.63%. Nonperforming assets as a percentage of loans and other real estate was 1.12%, down from 1.28% at year-end.

Nonaccrual loans were $3.0 million, up slightly from $2.9 million from year-end. Loans 90 days past due increased to $2.3 million from $1.7 million. Restructured loans were $626 thousand, down from $1.6 million. Other real estate owned decreased significantly to $58 thousand at September 30, 1996, down from $776 thousand at year-end 1995.

Deposits

Total deposits increased $14.4 million, or 1.9%, from year-end to $769 million. Deposits averaged $751 million during the first nine months of 1996.

Borrowed Funds

Borrowed funds totaled $35 million, a decrease of $3.0 million, or 7.9% from year-end 1995. Borrowed funds averaged $30 million.

Shareholders' Equity

Shareholders' equity was $108 million on September 30, 1996, increasing $3.2 million from year-end. During the third quarter of 1996 the Company purchased 67,400 shares of its own stock at an average cost of $39.31. The resulting decreases in common stock outstanding, surplus, and retained earnings totaled $2.6 million and were more than offset by the quarter's net income. Dividends of $4.2 million were declared during the first nine months of 1996.

The Company's ratios as of September 30, 1996 and the regulatory minimums are as follows:

                                     Farmers Capital       Regulatory
                                     Bank Corporation       Minimum

Tier 1 risk based                              18.33%              4.00%

Total risk based                               19.58%              8.00%

Leverage                                       11.87%              3.00%

The capital ratios of all the subsidiary banks, on an individual basis, were in excess of the applicable minimum regulatory capital ratio requirements at September 30, 1996.

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

Part II

ITEM 1 - LEGAL PROCEEDINGS

Reference is made to Item 3, Legal Proceedings, in Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 for a description of a civil suit brought against the Registrant's Georgetown affiliate on August 1, 1994 by a loan customer. On October 16, 1996, the court dismissed certain counts and granted summary judgement on the remaining. Although the plaintiff has the option to appeal the decision, management still believes the action is without merit and that any liability resulting from one or more of the claims will not materially affect the Registrant's consolidated financial position or results of operations, although resolution in any year or quarter could be material for that period.

There have been no other significant changes in contingencies or commitments, including other pending litigation to report at this time.

ITEM 5 - OTHER INFORMATION

On October 28, 1996, the Corporation announced an increase in their quarterly dividend from thirty-six cents per share to forty-one cents per share, which represents an increase of 13.9%. Holders of record of the Corporation's stock as of December 1, 1996 will be paid on January 1, 1997. The action to increase the dividend was taken at the Board of Director's meeting on October 28, 1996.

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

Date: November 8, 1996   /s/ Charles Scott Boyd
                         Charles Scott Boyd
                         President and CEO (Principal Executive Officer)


Date: November 8, 1996   /s/ C. Douglas Carpenter
                         Cecil Douglas Carpenter
                         Vice President and CFO (Principal Financial
                         and Accounting Officer)