Form 10-K
period 1996-12-31
FARMERS CAPITAL BANK CORP
filed 1997-03-27
CIK 713095

UNITED STATES
                  	SECURITIES AND EXCHANGE COMMISSION

                      	Washington, D.C. 20549

                           	FORM 10-K

       X 	  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
	                 THE SECURITIES EXCHANGE ACT OF 1934

            	For the Fiscal Year Ended December 31, 1996

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

P.O. Box 309, 202 West Main St.
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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 1, 1997 was $153,676,521.

As of March 1, 1997, there were 3,794,482 shares issued and outstanding.

Documents incorporated by reference:

   	Form 8-K, Current Report, as filed with the Commission on March 7, 1997 is incorporated by reference in Part II, Item 9.

   	Proxy Statement for the annual meeting of shareholders scheduled to be held
    May 13, 	1997 - portions of which are incorporated by reference in Part III.

An index of exhibits filed with this Form 10-K can be found on page 53.

                      FARMERS CAPITAL BANK CORPORATION
                               	FORM 10-K
                                 	INDEX

                                                              											Page
Part I

	Item  1 -	Business                                                        	4
	Item  2 -	Properties	                                                      9
	Item  3 -	Legal Proceedings	                                              10
	Item  4 -	Submission of Matters to a Vote of Security Holders	            12

Part II

	Item  5 -	Market for Registrant's Common Equity and Related
        			Shareholder Matters	                                            12
	Item  6 -	Selected Financial Data	                                        14
	Item  7 -	Management's Discussion and Analysis of Financial
			        Condition and Results of Operations	                            15
	Item  8 -	Financial Statements and Supplementary Data	                    28
	Item  9 -	Changes in and Disagreements With Accountants
         		on Accounting and Financial Disclosure	                         49

Part III

	Item 10 - 	Directors and Executive Officers of the Registrant	            50
	Item 11 -	Executive Compensation	                                         50
	Item 12 -	Security Ownership of Certain Beneficial Owners
        			and Management	                                                 50
	Item 13 -	Certain Relationships and Related Transactions	                 50

Part IV

	Item 14 -	Exhibits, Financial Statement Schedules, and Reports
        			on Form 8-K	                                                    51

Signatures	                                                             			52

Index of Exhibits		                                                       	53

                                     PART I

Item 1 - Business

                                 	Organization

Farmers Capital Bank Corporation ("the Registrant") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and was organized on October 28, 1982, under the laws of the Commonwealth of Kentucky. Its subsidiaries provide a wide range of banking and bank-related services to customers throughout Kentucky. The bank subsidiaries owned by the Registrant are Farmers Bank & Capital Trust Company ("Farmers Bank"), Frankfort, Kentucky; United Bank & Trust Co. ("United Bank"), Versailles, Kentucky; Lawrenceburg National Bank ("Lawrenceburg Bank"), Lawrenceburg, Kentucky; First Citizens Bank, Hardin County, Incorporated ("First Citizens Bank"), Elizabethtown, Kentucky; Farmers Bank and Trust Company ("Farmers Georgetown Bank"), Georgetown, Kentucky; and Horse Cave State Bank ("Horse Cave Bank"), Horse Cave Kentucky. The Registrant also owns two non-bank subsidiaries; FCB Services, Inc. ("FCB Services"), Frankfort, Kentucky and Farmers Capital Insurance Company ("Farmers Insurance"), Frankfort, Kentucky. As of December 31, 1996, the Registrant had $925 million in consolidated assets.



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

Farmers Bank is the largest bank in Franklin County. It conducts business in its principal office and four branches within Frankfort, the capital of Kentucky. Franklin County is a diverse community, including government, commerce, finance, industry, medicine, education and agriculture. The bank also serves many individuals and corporations throughout Central Kentucky. On December 31, 1996, it had total assets of $405 million, including loans of $234 million. On the same date, total deposits were $359 million and shareholders' equity totaled $36 million.

Farmers Bank had three subsidiaries during the year: Farmers Bank Realty Company ("Realty"); Money One Credit of Kentucky, Inc. ("Money One"); and Leasing One Corporation ("Leasing One"). Farmers Bank, Realty and Money One, Inc. owned a partnership - Money One Credit Company ("MOCC") prior to its dissolution at the end of 1996. Farmers Bank also participates in a joint venture - Frankfort ATM, Ltd. ("ATM").

Realty was incorporated in 1978 for the purpose of owning certain real estate used by the Registrant and Farmers Bank in the ordinary course of business. Realty had total assets of $3.5 million on December 31, 1996.

Money One was incorporated in 1989 and until January 1, 1993, was a direct subsidiary of the Registrant. It managed the consumer finance company, MOCC. At December 31, 1996 it had $824 thousand in assets. As of the close of business on December 31, 1996, Money One was dissolved and all assets were distributed to Farmers Bank, it sole shareholder.

MOCC was established on June 1, 1994. It was a partnership engaged in consumer lending activities under Chapter 288 of the Kentucky Revised Statutes. As stated earlier, the partners included Farmers Bank, Realty and Money One. Prior to May 31, 1996, MOCC had fourteen offices throughout Kentucky. On May 31, 1996, MOCC sold its entire loan portfolio and fixed assets to an unrelated third party. At the close of business on December 31, 1996 its total remaining assets of $11.0 million were distributed to its partners and the company dissolved.

Leasing One was incorporated in August, 1993 to operate as a commercial equipment leasing company. It is located in Frankfort, but conducts business in Ohio, Indiana, Tennessee and Kentucky. At year end it had total assets of $15.7 million.

A fourth subsidiary, Farmers Financial Services Corporation ("FFSC"), was in existence for the first three quarters of 1995. FFSC was incorporated in 1985 in order to enter into a partnership with several other banks to form a statewide electronic network. The partnership, known as "Transaction Services Company", supported an automated teller machine network (Quest) with machines throughout Kentucky and Indiana as well as point-of-sale terminals in retail stores. With the termination of the "Quest" network, the parternship known as "Transaction Services Company" was also terminated. As a result, FFSC was dissolved as of September 27, 1995.

Farmers Bank has a 50% interest in ATM, a joint venture for the purpose of ownership of automatic teller machines in the Frankfort area. State National Bank, a Frankfort bank not otherwise associated with the Registrant, also has a 50% interest in ATM.

On February 15, 1985, the Registrant acquired United Bank, a state chartered bank originally organized in 1880. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. It conducts business in its principal office and two branches in Woodford County, Kentucky. On February 3, 1997, it purchased a building in Midway for the purpose of moving its existing Midway branch. The new building will allow the bank to offer drive thru services to its customers. United Bank is the second largest bank in Woodford County with total assets of $101 million and total deposits of $90 million at December 31, 1996.

Pursuant to Parity Letter number Two, issued by the Kentucky Department of Financial Institutions, the Board of Directors authorized (during 1996) the management of United Bank to investigate the merits of establishing and operating an insurance agency at the Midway Branch.

On June 28, 1985, the Registrant acquired Lawrenceburg Bank, a national chartered bank originally organized in 1885. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. It conducts business in its principal office and one branch in Anderson County, Kentucky. Lawrenceburg Bank is the largest bank in Anderson County with total assets of $98 million and total deposits of $89 million at December 31, 1996.

On March 31, 1986, the Registrant acquired First Citizens Bank, a state chartered bank originally organized in 1964. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. It conducts business in its principal office and four branches in Hardin County, Kentucky. First Citizens Bank is the second largest bank domiciled in Hardin County, with total assets of $119 million and total deposits of $99 million at December 31, 1996.

On June 30, 1986, the Registrant acquired Farmers Georgetown Bank, a state chartered bank originally organized in 1850. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. It conducts business in its principal office and three branches in Scott County, Kentucky. During 1996, Farmers Georgetown Bank received notice from the State of Kentucky that it would exercise its power of eminent domain at the site of the downtown Georgetown branch. Management is currently seeking alternative sites to relocate this branch, which is expected to be completed in 1997. Farmers Georgetown Bank is the largest bank in Scott County with total assets of $123 million and total deposits of $111 million at December 31, 1996.

On June 15, 1987, the Registrant acquired Horse Cave Bank, a state chartered bank originally organized in 1926. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. It conducts business in its principal office and one branch in Hart County, Kentucky. On December 31, 1996, it filed an application with the Kentucky Department of Financial Institutions under Parity Letter number One to move its charter to Glasgow, Kentucky. Once regulatory approval is granted, Horse Cave Bank will maintain a branch in Horse Cave. Horse Cave Bank is the largest bank in Hart County with total assets of $77 million and total deposits of $66 million at December 31, 1996.

Subsidiary banks make first and second residential mortgages secured by the real estate not exceeding 90% loan to value without seeking third party guarantees. Commercial real estate loans are made in the low to moderate range, secured by the real estate not exceeding 80% loan to value. Other commercial loans are asset based loans secured by equipment and lines of credit secured by receivables. Secured and unsecured consumer loans generally are made for automobiles and other motor vehicles. In most cases loans are restricted to the subsidiaries' general market area.

Prior to the sale of its loans and fixed assets, the consumer finance subsidiary made secured and unsecured installment loans for various purposes. The leasing subsidiary makes secured equipment leases to commercial and municipal entities in Kentucky, Indiana, Ohio and Tennessee.

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

Under FDICIA, the federal banking regulators are required to take prompt corrective action if an institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to be undercapitalized.

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

References under the caption "Supervision and Regulation" to applicable statutes and regulations are brief summaries of portions thereof which do not purport to be complete and which are qualified in their entirety by reference thereto.

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

                              	Employees

As of December 31, 1996, the Registrant and its subsidiaries had 444 full-time equivalent employees. Employees are provided with a variety of employee benefits. A retirement plan, a profit-sharing (401K) plan, group life insurance, hospitalization, dental and major medical insurance are available to eligible personnel. The employees are not represented by a union. Management and employee relations are good.

Item 2 - Properties

All of the Registrant's properties are owned or leased by the Banks or their subsidiaries.

Farmers Bank and its subsidiary, Realty, currently own or lease nine buildings. Farmers Bank operates five branches, two of which it owns and three of which it leases. United Bank owns its two branch offices and approximately 52% of a condominiumized building which houses its main office. Lawrenceburg Bank owns its main office and its branch office. First Citizens Bank owns its main office and two of its four branches. The other two branch locations of First Citizens Bank are leased facilities, one of which is being located in a grocery store. Farmers Georgetown Bank owns its main office, another branch in downtown Georgetown and one in Stamping Ground, Kentucky. Farmers Georgetown Bank's third branch is located in a leased facility. Horse Cave Bank owns the building where it is headquartered. In the first quarter of 1991, Horse Cave Bank opened a branch in leased facilities in Munfordville, Kentucky.

Prior to the sale of its entire loan portfolio and fixed assets on May 31, 1996, MOCC operated out of fourteen leased offices in fourteen cities within Kentucky.

Item 3 - Legal Proceedings

Farmers was named, on September 10, 1992, as a defendant in Case No. 92CI05734 in Jefferson Circuit Court, Louisville, Kentucky, Earl H. Shilling et al. v. Farmers Bank & Capital Trust Company. The named plaintiffs purported to represent a class consisting of all present and former owners of the County of Jefferson, Kentucky Nursing Home Refunding Revenue Bonds (Filson Care Home Project) Series 1986A (the "Series A Bonds") and County of Jefferson, Kentucky Nursing Home Improvement Bonds (Filson Care Home Project) Series 1986B (the "Series B Bonds") (collectively the "Bonds"). The plaintiffs alleged that the class which they purported to represent has been damaged in the approximate amount of $2,000,000 through the reduction in value of the Bonds and the collateral security therefore, and through the loss of interest on the Bonds since June 1, 1989, as a result of alleged negligence, breach of trust, and breach of fiduciary duty on the part of Farmers Bank in its capacity as indenture trustee for the Bonds. A subsequent amendment to the complaint further alleges that Farmers Bank conspired with and aided and abetted the former management of the Filson Care Homein its misappropriation of the nursing home's revenues and assets to the detriment of the Bondholders and in order to unlawfully secure and benefit Farmers Bank. The amendment seeks unspecified punitive damages against Farmers Bank. On July 6, 1993, the Circuit Court denied the plaintiff's motion to certify the case as a class action on behalf of all present and former owners of the Bonds. Under that ruling, the action may be maintained only with respect to the individual claims of the named plaintiffs and any other Bondholders whom the court might allow to join in the action with respect to their own individual claims. Since the denial of class certifications, the complaint has been amended twice to join additional Bondholders as plaintiffs. The 42 existing plaintiffs claim to hold Bonds having an aggregate face value of $470,000. The case is presently in the process of discovery. Farmers Bank believes that the claims of the plaintiffs are unfounded and totally without merit, and Farmers Bank intends to vigorously contest any further proceedings in the case.

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

On November 27, 1995, one of the Registrant's subsidiaries, Farmers Bank & Capital Trust co. ("Farmers Bank') filed suit in the Circuit Court for Franklin County, Kentucky against Travel Professionals of Frankfort, Inc. and Travel Professionals of Scott County, Inc. (the "TPI Companies") to collect five (5) loans totaling approximately $1,158,572 plus interest, costs and attorney's fees. By an amended complaint filed in 1996, alleging breach of contract, fraud and breach of duty of due care and diligence, the plaintiff claimed additional damages in the approximate amount of $1,206,342 against the various defendants. In addition to the TPI Companies, other named defendants were Charles O. Bush, Sr., a director of the bank (by virtue of his directorship and of certain guarantees) and two of his children, Charles O. Bush, Jr. and Karen Wilhelm and their respective spouses, Sandra Bush and David Wilhelm, (collectively, the "Bush Family Members"). In addition, Ray Godbey and Virginia Godbey, officers of the Corporation were joined as defendants. Each of the defendants has filed an answer and counterclaim denying liability to Farmers Bank and asserting various claims for damages against the Bank. The registrant believes that the defenses and claims asserted by the defendants are without merit and Farmers Bank has denied any liability to the defendants. The litigation presently is in the discovery phase and is being vigorously defended.

The Registrant's Georgetown, Kentucky affiliate, Farmers Georgetown Bank, and its Executive Vice President, have been named defendants in a civil action brought on August 1, 1994 by a loan customer of the Bank, in which the customer alleges (1) fraud, (2) breach of good faith and fair dealing, (3) disclosure of false credit information (defamation) and (4) outrageous conduct. As earlier reported, the initial amount in controversy for the first three counts was unspecified. The amount originally sought as punitive damages for outrageous conduct was $10,000,000. By order of the Scott County Circuit Court, Georgetown, Kentucky, the plaintiffs were required to quantify the amounts in controversy. For the count of fraud the plaintiffs seek $50,000; for the count of breach of good faith and fair dealing the plaintiff seeks $12,900,000; for the count of defamation the plaintiffs seek $14,800,000 plus an estimated $75,000 in legal costs. Further the amount now sought as punitive damages is $21,000,000.

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

The case was set for trial in both November 1995 and February 1996, but was continued the second time to September 1996. In September of 1996, the court granted the defendant's motions for summary judgements on all counts of the complaint. The plaintiff's appealed to the Court of Appeals of Kentucky and that appeal is now pending.

Management believes the previously mentioned actions are without merit, that in certain instances its actions or omissions were pursuant to the advice of counsel, or that the ultimate liability, if any, resulting from one or more of the claims will not materially affect the Registrant's consolidated financial position or results of operations or cash flows, although resolution in any year or quarter could be material for that period.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                 	PART II

Item 5 - Market for Registrant's Common Equity and Related Shareholder Matters

The Registrant's stock is traded on the National Association of Security Dealers Automated Quotation System (NASDAQ) SmallCap Market tier of the NASDAQ Stock Market, with sales prices reported under the symbol: FFKT. The amount of dividends per share declared by the Registrant during the last two calendar years is also included below:

                                                   								   	Dividends
Stock Prices				                High	           Low            Declared

4th Quarter, 1996			          $40.75	        $39.25	              $0.41
3rd Quarter, 1996			           40.50	         34.50	               0.36
2nd Quarter, 1996	           		41.50	         33.50               	0.36
1st Quarter, 1996		           	42.50         	38.50	               0.36

4th Quarter, 1995          			$43.50        	$37.00              	$0.36
3rd Quarter, 1995		           	39.50         	33.00               	0.33
2nd Quarter, 1995			           37.00	         32.50               	0.33
1st Quarter, 1995			           38.00         	35.50	               0.33


As of January 1, 1997, there were 864 shareholders of record. This figure does not include individual participants in security position listings.

Payment of dividends by the Registrant's subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. At December 31, 1996, combined retained earnings of the subsidiary banks were approximately $39,378,000 of which $7,742,000 was available for the payment of dividends in 1997 without obtaining prior approval from bank regulatory agencies.

Stock Transfer Agent and Registrar:

  	Farmers Bank & Capital Trust Co.
	  P.O. Box 309
  	Frankfort, Kentucky 40602

The Registrant offers shareholders automatic reinvestment of dividends in shares of stock at the market price without fees or commissions. For a description of the plan and an authorization card, contact the Registrar above.

NASDAQ Market Makers:

	J.J.B. Hilliard, W.L. Lyons, Inc.	               Herzog, Heine, Geduld, Inc.
			502/588-8400 or			                               800/221-3600
			800/444-1854

	J.C. Bradford and Co., Inc.	                     PaineWebber Incorporated
			800/443-8749			                                  800/222-1448

Item 6 - Selected Financial Data

December 31
(In thousands, except per share data)
                              1996 	     1995      	1994       	1993       	1992

Interest income         	$		67,485	  $ 67,261  	$ 57,750  	$		54,612  	$		60,278
Interest expense	         		28,703	  		28,115  			21,586	   		21,768	   		27,940
Net interest income    		  	38,782	  		39,146	  		36,164	   		32,844	   		32,338

Provision (credit) for loan losses
                             4,162   			3,727		   	2,125	   		(2,026)   			3,236
Net income		 	   	          12,656		  	10,389		  	10,250			   10,804	    		6,317

Per shre data
Net income		            	 	   3.29	     	2.69	    		2.65	      	2.79	     		1.63
Cash dividends declared	 		   1.49		    	1.35	    		1.23		     	1.11	     		1.08
Book value				               28.86	   		27.14   			25.88	    		24.60	    		22.91

Total shareholders' equity 109,596  		104,929	  	100,064		   	95,091   			88,579
Total assets		           		925,319 			906,113	 		851,703	  		794,269		  	820,991
Long term debt		            	3,571		   	3,886	   		4,865	    		2,695	      		159

Percentage of net income to:
Average shareholders' equity (ROE)
                          			11.80%	  		10.20%	   	10.55%	   		11.86%	    	7.16%
Average total assets (ROA)		  1.41		    	1.21	    		1.22     			1.33	     		.78

Percentage of dividends declared
	to net income	            		45.21	    	50.24	   		46.40	    		39.78   			66.26

Percentage of average shareholders'	equity
to average total assets	   		11.94	   		11.81	   		11.57	    		11.22	   		10.85

Weighted average shares outstanding
                             3,842	    	3,866	    	3,866	    		3,866	     	3,866




Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating Results

Farmers Capital Bank Corporation (the "Company') recorded net income of $12.7 million or $3.29 per share for 1996, up 21.8% from $10.4 million or $2.69 per share reported for 1995. The increase is primarily due to the gain on the sale of loans of the Company's consumer finance subsidiary ("Money One") during the second quarter of 1996. The sale of Money One loans affected consolidated results in a number of ways. First, the pre-tax gain of $3.2 million increased earnings for the year. Second, the Company experienced an immediate decrease in net loans of approximately $11.5 million. By year end 1996, loan volume had grown enough to replace the loans sold and to increase net loans by approximately $15 million over the prior year. The impact of the gain on sale of loans can also be seen in the Company's performance ratios. Return on average assets increased from 1.21% to 1.41% and return on average equity increased from 10.20% to 11.80%.

Interest Income

Total interest income on a tax equivalent basis was $69.1 million, up $438 thousand from 1995. The largest contributors to the increase were taxable and nontaxable investment securities. Interest on taxable and nontaxable investment securities was positively impacted by increases both in volume and in rate. Average taxable investment securities increased $19.7 million or 14.5%, while the average rate earned increased from 5.82% to 5.86%. The average balance of nontaxable investment securities increased $11.1 million or 21.9% while the average rate earned increased from 6.64% to 6.70%

Interest on time deposits with banks, federal funds sold, and securities purchased under agreement to resell decreased $328 thousand to $2.7 million. Interest and fees on loans decreased $1.2 million or 2.2%. Although average loans increased $5.4 million or 1.0%, the average rate earned on loans decreased 32 basis points from 10.05% to 9.73%. The decline in the average rate earned on loans is partially due to the decline in higher yielding consumer loans as the consolidated loan portfolio increased in commercial loans and leases.

Interest Expense

Total interest expense increased $588 thousand or 2.1% from 1995. The increase is primarily due to increases in the volume of time deposits and the rate paid on time deposits. Interest on interest bearing demand deposits decreased $104 thousand due to a 19 basis point decline in the average rate paid in spite of a $12.7 million, or 5.2%, increase in the average balance. Interest expense for savings deposits was similar. A decline of $57 thousand was caused by a 23 basis point decline in rate in spite of a 4.0% increase in the average balance on savings deposits. The average balance of time deposits increased $15.2 million or 4.9% and the average rate paid increased slightly from 5.55% to 5.61%. The result is a $1.1 million increase in interest expense on time deposits.

Interest on securities sold under agreements to repurchase declined $270 thousand due to slight declines in both volume and rate. Interest on other borrowed funds also decreased slightly, $38 thousand, due primarily to a decline in volume as the Company was able to use increasing deposits at lower rates as a cheaper source of funds.

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

Distribution of Assets, Liabilities and Shareholders' Equity:
Interest Rates and Interest Differential (In thousands)

December 31,	               	           1996	                           1995	                            1994

                          	Average	            	 Average  	Average		             Average	  Average		             Average
                       				Balances  	Interest  	Rate	    	Balances  	Interest	 	Rate 	    Balances  	Interest  	Rate
Earning assets
	Investment securities
	Taxable		                	$155,738 		$9,121	   	5.86%		   $136,028		 $ 7,923		  5.82%		   $126,772		 $ 6,106		  4.82%
	Nontaxable 1		             	61,981    4,154	   	6.70		      50,852	 	  3,376		  6.64		      50,476	 	  3,447		  6.83
	Time deposits with banks,
		federal funds sold and
		securities purchased
		under agreements
		to resell		               	51,619	  	2,714		   5.26	      	51,752   		3,042		  5.88		      56,052		   2,398		  4.28
	Loans 1,2,3		             	546,040	 	53,140	   	9.73	     	540,632	  	54,350		 10.05		     511,492		  47,301		  9.25

Total earning assets	      	815,378	 	69,129		   8.48		     779,264  		68,691		  8.81		     744,792		  59,252		  7.96

Less allowance
	for loan losses	            	8,610			                     			8,774	                					     8,982

Total earning assets, net
	of allowance for loan
	losses	                   	806,768						                   770,490						                   735,810

Non-earning assets
	Cash and due from banks   		59,353					                    	57,545	         					           70,433
	Bank premises and other
		equipment			               19,614						                    20,122						                    19,950
	Other assets		             	12,874						                    14,001						                    13,362

Total assets	            		$898,609						                  $862,158	              					    $839,555

Interest bearing liabilities
	Deposits
		Interest bearing demand		$258,606	  	7,175	   	2.77     	$245,926	  	7,279		   2.96	 	   $247,554	  	 6,742  		2.72
		Savings			                 55,529		  1,646	   	2.96        53,417  		1,703		   3.19		      55,853		   1,612		  2.89
		Time			                   326,844	 	18,349		   5.61     		311,668	 	17,292		   5.55		     274,812		  11,817		  4.30
	Securities sold under
		agreements to repurchase 		25,706		  1,314	   	5.11	      	28,889	  	1,584		   5.48		      33,348	    1,209		  3.63
	Other borrowed funds	       	3,719		    219		   5.89		       4,444		    257		   5.78		       3,320		     206		  6.20

Total interest bearing
	liabilities	             		670,404		 28,703	   	4.28		     644,344		 28,115		   4.36		     614,887		  21,586		  3.51

Non-interest bearing liabilities
	Commonwealth of Kentucky
		deposits	                		25,713						                    26,093						                    32,419
	Demand deposits -
		other deposits		           86,486						                    84,666						                    89,073
	Other liabilities          		8,720					                     	5,212						                     6,059

		Total liabilities       		791,323						                   760,315	  				                  742,438

	Shareholders' equity	     	107,286						                   101,843						                    97,117

Total liabilities and
	shareholders' equity	    	$898,609						                  $862,158 			       			          $839,555

Net interest income (TE)	 			          40,426	 		                     40,576						                     37,666
TE basis of adjustment				             (1,644)		                  				(1,430)						                    (1,502)

Net interest income		     	          	$38,782					                  	$39,146					                     $36,164

Net interest spread (TE)	 					                   4.20%						                    4.45%						                     4.45%
Net interest margin (TE)		 				                   4.96%						                    5.21%						                     5.06%

1	Income and yield stated at a fully tax equivalent basis (TE), using a 34% tax rate.
2	Loan balances include principal balances on non-accrual loans.
3	Loan fees included in interest income amounted to $1,977,000, $1,781,000, and
  $1,731,000 in 1996, 1995 and 1994, respectively.


Net Interest Income

Net interest income (TE) decreased $150 thousand. Interest income increased $438 thousand, while interest expense increased by $588 thousand. The change in the spread between rates earned and paid and net interest margin are summarized below:


                                           					 		 1996			  1995		  	% change

   Spread between rates earned and paid			        		4.20%				4.45%	   			(5.62)%

			Net interest margin	                      							4.96%				5.21%	   			(4.80)%

The declines in the net interest spread and the net interest margin are partially due to a decline in higher yielding consumer loans. As seen in the Interest Rate and Interest Differential table, slightly less interest income was earned in 1996 on a larger average loan balance when compared to 1995.

The following table is an analysis of the change in net interest income:

Analysis of Changes in Net Interest Income (tax equivalent basis):

                                      						         Variance	                       Variance
					                               Variance	       Attributed to	  Variance	       Attributed to
(In thousands)		                    1996/1995 1  	Volume   	Rate   	1995/1994 1	  Volume	  	Rate
Interest income
	Taxable investment securities		       $1,198		   $1,154	 $   	44		    $1,817		   $  470		 $1,347
	Nontaxable investment securities 2	     	778	      	747	     	31	       	(71)		      26				  (97)
	Time deposits with banks, federal
		funds sold and securities
		purchased under agreement
		to resell			                           (328)		      (8)		  (320)		      644		     (172)				 816
	Loans 2			                            (1,210)		     540		 (1,750)		    7,049		    2,803				4,246

		Total interest income		                 438	    	2,433	 	(1,995)	    	9,439		    3,127				6,312

Interest expense
	Interest bearing demand deposits		      (104)	     	365	   	(469)	      	537		      (44)				 581
	Savings deposits	                       	(57)	      	66		   (123)		       91		      (68)				 159
	Time deposits		                        1,057	      	850		    207	     	5,475		     1,728	 	3,747
	Securities sold under agreements
		to repurchase	                        	(270)	    	(168)  		(102)	      	375		      (145)				520
	Other borrowed funds		                   (38)		     (43)	     	5	        	51		        66				 (15)

		Total interest expense		                588	    	1,070	   	(482)	    	6,529		     1,537		 4,992

Net interest income		                  $ (150)		  $1,363		$(1,513)	   	$2,910		    $1,590	 $1,320

	Percentage change		                    100.0%		  (908.7)% 1,008.7%	     	100%		     54.6%	  45.4%

1	The changes which are not solely due to rate or volume are allocated on a percentage basis, using the absolute values of rate and volume variances as a basis for allocation.
2	Income stated at fully tax equivalent basis using a 34% tax rate.

As the table indicates, the decrease is nearly equally attributed to an increase in volume and a decrease in the net interest spread.

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

		A thorough review of historical loss experience

		The condition of the local economy

		A comprehensive analysis of the levels and trends of loan categories

  A review of delinquent and criticized loans

The provision for loan losses increased $435 thousand compared to 1995. The Company had net charge-offs of $3.9 million, down $251 thousand from $4.1 million in 1995. The allowance was 1.57% of net loans, relatively unchanged from 1.56% at the end of 1995. Management feels the current reserve is adequate to cover any potential future losses within the loan portfolio. Management also continues to emphasize collection efforts and evaluation of risks within the portfolio.

The table below summarizes the loan loss experience for the past five years.

Year Ended December 31,
(In thousands)				             	1996 	     1995      	1994      	1993      	1992

Balance of allowance for
 loan losses at
 beginning of period	      		$ 8,472 		$  8,889	  $  8,547	 $   8,261	 $   7,917
Loans charged off:
	Commercial, financial
 and agricultural			           1,609	    	2,390	      	741		    1,826	    	2,427
Real estate						                920		      118		      416		      638	      	611
Installment loans to
 individuals			               	1,862	    	2,376	    	1,467    		1,483	    	1,233
Leasing financing					            18

		Total loans charged off				  4,409		    4,884	    	2,624		    3,947		    4,271

Recoveries of loans previously
 charged off:
	Commercial, financial
  and agricultural			            144		      192		      193		      343		      651
	Real estate						                38		      146		      230		    5,409		      371
	Installment loans to
  individuals			                 334		      402		      418	      	507		      357

		Total recoveries					          516		      740		      841		    6,259		    1,379

Net loans charged off
 (recovered)				               3,893		    4,144		    1,783		   (2,312)	   	2,892

Additions to allowance
 charged	(credited)
 to expense	               				4,162		    3,727		    2,125	   	(2,026)	   	3,236

Balance at end of period		 $   8,741		 $  8,472		$   8,889		$   8,547		$   8,261

Average loans
	net of unearned income				$ 546,040		$ 540,632		$ 511,492		$ 467,738		$ 473,271
Ratio of net charge offs
 (recoveries)	during period
 to average loans, net
	of unearned income					         .71%		     .77%	     	.35%	   	(.49)%		    .61%



The following is an estimate of the breakdown of the allowance for loan losses by type for the date indicated:

Year Ended December 31, (In thousands)		1996		   1995	   	1994  	 	1993   		1992

Commercial, financial and
 agricultural		                       $3,806		 $4,138		 $6,427		 $6,500		 $6,512
Real estate						                      2,974		  1,928	  	1,027	  	1,004		    805
Installment loans to individuals			    1,304	  	2,176		  1,264	  	1,035		    944
Direct lease financing					              657		    230		    171		      8

                             									$8,741		 $8,472	 	$8,889 		$8,547 		$8,261

Noninterest Income

Noninterest income for 1996 reached $15.0 million, up $3.3 million or 27.6% from $11.7 million in 1995. The increase is due primarily to the gain on sale of loans of Money One, the Company's consumer finance subsidiary. Service charges on deposits and trust fees also experienced moderate growth.

Noninterest Expense

Noninterest expense decreased $626 thousand to $31.8 million. The decline is a result of a $109 thousand decrease in equipment expense and an $815 thousand decrease in FDIC insurance. The FDIC lowered premium rates in 1995 from $.23 per $100 to $.04 per $100. Only a nominal premium was charged in 1996. Rates are expected to be approximately $.013 per $100 in 1997. These declines were partially offset by a $458 thousand, or 2.7% increase in salaries and benefits and slight increases in occupancy expense and bank franchise tax. Management implemented a self-insured medical plan effective January 1, 1996 that has helped to control rising costs. The Commonwealth of Kentucky passed new statutes revising the bank franchise tax during 1996 which will increase that expense in 1997.

Income Tax

Income tax expense increased $806 thousand, or 18.4% due to the increase in earnings. The effective tax rate for 1996 was 29.0%, down 60 basis points from last year.

Financial Condition

On December 31, 1996, assets were $925 million, an increase of $19 million or 2.1% from year end 1995. Average assets for 1996 increased $36 million, or 4.2% to $899 million. Earning assets, primarily loans and investments, averaged $815 million, up $36 million or 4.6%.

Loans

As of December 31, 1996, net loans totaled $558 million, up $15 million or 2.8% from $543 million in the prior year. Although the Company's loan balance decreased by $11.5 million around mid year due to the sale of Money One's loans, the Company's affiliate banks made up for this decline by year end. The effect of these changes can be seen in the loan portfolio composition table. Installment loans decreased $14 million or 13.9% primarily as a result of the sale of Money One's loans and cessation of operations. All other loan categories increased: direct leasing by $7 million or 34.5% and mortgage lending by $12 million or 4.2%.

The composition of the loan portfolio is summarized in the table below:

Year Ended December 31,
 (In thousands)	                    1996	   	%  	     	1995    	 	%     	  	1994	     	%	       	1993	    	 %	     	  1992	     	%
Commercial, financial and
 agricultural		                 $120,256	  21.2%   $114,412		   20.6%	  $115,068	 	  21.1%	  $108,755		   22.2%  	$111,089		   23.6%
Real estate - construction		     	27,098	  	4.8	    	26,380	    	4.8	    	28,755		    5.3		    21,772		    4.4		    18,577		    3.9
Real estate - mortgage			        305,229	  53.8	   	292,913	   	52.8	   	279,264		   51.3		   262,074		   53.5		   247,054		   52.5
Installment			                   	85,720		 15.1		    99,571		   17.9	   	107,450		   19.7		    95,544		   19.5		    93,676		   19.9
Direct leasing				                29,144		  5.1	    	21,666		    3.9		    14,029		    2.6		     2,200		    0.4		       215		    0.1

	Total					                     $567,447		100.0%	 	$554,942		  100.0%  	$544,566		  100.0%		 $490,345		  100.0%		 $470,611		  100.0%

The following table indicates the amount of loans (excluding real estate mortgages, consumer loans and direct lease financing) outstanding at December 31, 1996, which, based on remaining scheduled repayments of principal, are due in the periods indicated.

Maturing			                Within		     After One But	       After
(In thousands)			         One Year	   Within Five Years	   Five Years	    Total

Commercial, financial
 and agricultural		       $ 96,908	       	$20,946	         	$2,402	   	$120,256
Real estate - construction		25,463	         	1,592		             43	     	27,098

                   							$122,371	       	$22,538		         $2,445	   	$147,354


The table below shows the amount of loans (excluding real estate mortgages, consumer loans and direct lease financing) outstanding at December 31, 1996, which are due after one year classified according to sensitivity to changes in interest rates.

Interest Sensitivity	                      	Fixed	            	Variable
(In thousands)			                           Rate		               Rate

Due after one but within five years		     $19,396	              	$3,142
Due after five years			                     2,356	                  	89

	                                   						$21,752	              	$3,231


Temporary Investments

Federal funds sold and securities purchased under agreement to resell are the primary components of temporary investments. These funds help in the management of liquidity and interest rate sensitivity. In 1996, temporary investments averaged $52 million, unchanged from their average in 1995. Temporary investment funds are reallocated as loan demand presents the opportunity.

Investment Securities

The majority of the investment security portfolio is comprised of U.S. Treasury securities, Federal agency securities, tax-exempt securities, and mortgage-backed securities. Total investment securities were $221 million on December 31, 1996, a decrease of $6 million, or 2.7% from year end 1995.

The funds made available from maturing or called bonds have been redirected to fund new loan growth as needed. Remaining funds have been used to increase our holding of tax-free obligations and mortgage-backed securities. Obligations of states and political subdivisions are the primary means of managing the Company's tax position. The alternative minimum tax is not expected to impact the Company's ability to acquire tax-free obligations in the near future as they become available at an attractive yield.

Available for sale securities and held to maturity securities were $109 million and $112 million, respectively. Total investment securities averaged $218 million, an increase of $31 million, or 16.5% from year end 1995. Net unrealized losses, net of tax effect, on available for sale securities, were $362 thousand on December 31, 1996.

The following table summarizes the carrying values of investment securities on December 31, 1996, 1995 and 1994. The investment securities are divided into available for sale and held to maturity securities. Available for sale securities are carried at the estimated fair value and held to maturity securities are carried at amortized cost.

December 31,
(In thousands)		        	1996	                1995             					1994

                Available  	Held to  	Available 		Held to  	Available		 Held to
 				           for sale	   maturity	 for sale	  	maturity		for sale  		maturity

U.S. Treasury
 securities   			$ 27,453		$   2,000	 	$ 16,668		 $ 15,994  		$ 8,745		 $ 45,559
Obligations of
 other U.S.
 Government
	agencies				      62,744	   	28,581		   77,624   		34,732	   	55,855   		18,192
Obligations of
 states and
 political
	subdivisions               		62,839            				54,696            				51,095
Mortgage-backed
 securities		      15,329	   	14,680	   	10,251	   	13,151    		4,819	    	5,131
Other securities				3,765		    3,509	    	1,390	    	2,418	    	3,047	      	500

Total				      		$109,291 		$111,609	 	$105,933 		$120,991  		$72,466 		$120,477

The following is an analysis of the maturity distribution and weighted average interest rates of investment securities at December 31, 1996. For purposes of this analysis, available for sale securities are stated at fair value and held to maturity securities are valued at amortized cost.

                     								Within				   After One But			    After Five But				 After
Available for Sale			      	One Year				Within Five Years				Within Ten Years  Ten Years

(In thousands) 		       	  Amount		Rate	   	Amount		Rate		      Amount		Rate		 Amount		Rate
U.S. Treasury securities  $16,042		5.54%	 	$11,411		5.55%
Obligations of other U.S.
	Government agencies			    33,401		5.11	   	29,343		5.64
Mortgage-backed securities		  509		7.46	    	4,901		6.58		      $6,103		5.42%		$3,816		6.85%
Other securities	          			461		5.42	      	381		7.52						                  2,923		6.99

Total		               				$50,413		5.27%	 	$46,036		5.73%	     	$6,103		5.42%		$6,739		6.91%

                     								Within						 After One But			    After Five But				 After
Held to Maturity				        One Year				Within Five Years				Within Ten Years  Ten Years

(In thousands)			          Amount		Rate		   Amount		Rate		      Amount		Rate		 Amount		Rate
U.S. Treasury securities	 $ 1,000		7.64%	 	$ 1,000		5.53%
Obligations of other U.S.
	Government agencies			     9,000		6.23   		17,331		5.94     		$ 2,250		7.26%
States and political
 subdivisions		             9,097		6.70   		34,963		7.03		      16,963		7.22		 $1,816		7.64%
Mortgage-backed securities		1,187		8.13	    	6,147		6.46       		7,346		7.07
Other securities			          	288		5.15	    	1,771		5.90		       1,450		7.16

Total	               					$20,572		6.60%	 	$61,212		6.60%		    $28,009		7.18%		$1,816		7.64%

The calculation of the weighted average interest rates for each category is based on the weighted average costs of the securities. The weighted average tax rates on exempt state and political subdivisions is computed on a taxable equivalent basis using a 34% tax rate.

Deposits

On December 31, 1996, deposits totaled $786 million, an increase of $31 million, or 4.2% from year end 1995. Deposits averaged $753 million, an increase of $31 million, or 4.4% from 1995.

During 1996 total average interest bearing deposits increased $30 million, or 4.9% to $641 million while average noninterest bearing deposits increased $1 million, or 1.3% to $112 million.

The primary increase in the deposit base has been with interest bearing demand deposits and time deposits. Average interest bearing demand deposits increased $13 million, or 5.2% while average time deposits increased $15 million, or 4.9%.

A summary of average balances and rates paid on deposits follows:

                          								1996			        		1995	       				1994

                      						Average		Average	Average		Average	Average		Average
(In thousands)		           	Balance		Rate	  	Balance		Rate		  Balance		Rate

Noninterest bearing
 demand deposits	 	        $112,199			0.00%		$110,759			0.00%		$121,492			0.00%
Interest bearing
 demand deposits	          	258,606			2.77	  	245,926			2.96	  	247,554			2.72
Savings deposits		          	55,529			2.96  	 	53,417			3.19   		55,853			2.89
Time deposits		           		326,844			5.61	  	311,668			5.55	  	274,812			4.30

                    							$753,178		     			$721,770			     		$699,711


Maturities of time deposits of $100,000 or more outstanding at December 31, 1996 are summarized as follows:

                                    								Time Deposits
(In thousands)		  			                         >$100,000

3 months or less	                            		$19,316
Over 3 through 6 months	                      	 11,112
Over 6 through 12 months		                      12,432
Over 12 months			                                9,839

                                        							$52,699


Short-term Borrowings

Securities sold under
agreement to repurchase: (In thousands)           	1996   		1995   		1994

Amount outstanding at year-end	                	$16,594		$34,638		$43,525
Maximum outstanding at any month-end	           	59,452 		55,929  	43,525
Average outstanding	                           		25,706 		28,889 		33,348
Weighted average prime rate during the year	      	8.27%  		8.83%	  	7.14%
Weighted average interest rate at year-end	       	5.17   		5.48   		3.63

Such borrowings are generally on an overnight basis.

Nonperforming Assets

Nonperforming assets decreased $383 thousand, or 5.5% to $6.6 million at year end 1996. As a percentage of loans and other real estate owned, nonperforming assets were 1.2% in 1996 and 1.3% in 1995. Since 1992, nonperforming assets have decreased $11 million, or 62.5%. The largest reductions have been in other real estate owned and restructured loans. This trend is the result of management's continued efforts to improve the quality of the loan portfolio.
The Company's loan policy includes strict guidelines for approving and monitoring loans. The table below is a five year summary of nonperforming assets.


Year Ended December 31, (In thousands)
                                     			1996	  	1995   		1994  		1993  		  1992

Loans accounted for
 on non-accrual basis		               $2,938		$2,897		$ 3,913		$ 1,565		$ 3,981
Loans contractually past due
	ninety days or more			                1,822		 1,713	  	1,056	  	1,402  		2,730
Restructured loans		                  	1,814 		1,571	  	3,538	  	3,734  		5,266
Other real estate owned			                     		776	    	380  		1,169  		5,541

Total nonperforming assets		          $6,574 	$6,957		$ 8,887		$ 7,870		$17,518


Effects of Inflation

The majority of the Company's assets and liabilities are monetary in nature. Therefore, the Company differs greatly from most commercial and industrial companies that have significant investments in nonmonetary assets, such as fixed assets and inventories. However, inflation does have an important impact on the growth of assets in the banking industry and on the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity to assets ratio. Inflation also affects other expenses, which tend to rise during periods of general inflation.

Management believes the most significant impact on financial and operating results is the Company's ability to react to changes in interest rates. Management seeks to maintain an essentially balanced position between interest sensitive assets and liabilities in order to protect against the effects of wide interest rate fluctuations.

Liquidity and Interest Rate Sensitivity

The liquidity of the Company is dependent on the receipt of dividends from its subsidiary banks (see Note 17 to the financial statements). Management expects that in the aggregate, its subsidiary banks will continue to have the ability to dividend adequate funds to the Company.

The Company's objective as it relates to liquidity is to ensure that subsidiary banks have funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability. In order to maintain a proper level of liquidity, the banks have several sources of funds available on a daily basis which can be used for liquidity purposes. Those sources of funds are:

		The subsidiary banks' core deposits consisting of both business and non-
   business deposits

		Cash flow generated by repayment of loan principal and interest

		Federal funds purchased and securities sold under agreements to repurchase

For the longer term, the liquidity position is managed by balancing the maturity structure of the balance sheet. This process allows for an orderly flow of funds over an extended period of time.

Interest Rate Sensitivity

Since it is extremely difficult to accurately predict interest rate movements, it is management's intention to maintain the cumulative interest sensitivity gap at the one year time frame between plus or minus 10% of total assets. The gap position may be managed by (1) purchasing investment securities with a maturity date within the desired time frame, (2) offering interest rate incentives to encourage loan customers to choose the desired maturity, and (3) offering interest rate incentives to encourage deposit customers to choose the desired maturity.

The following chart illustrates interest rate sensitivity at December 31, 1996 for various time periods. The purpose of this GAP chart is to measure interest rate risk utilizing the repricing intervals of the interest sensitive assets and liabilities. Rising interest rates are likely to increase net interest income in a positive GAP position while falling interest rates are beneficial in a negative GAP position. The Company has a negative GAP position through twelve months, but then shifts to a positive GAP position between one and five years. This positioning is due to management's anticipated economic outlook and other competitive factors.

                           						 After Three     	After
								                           Months But	  One Year But
							                Within    	Within Twelve	 Within Five   	After
(In millions)			    Three Months	     Months		     Years    		Five Years	  Total

Interest earning assets
	Investment securities	  $ 	57.8	   $  	32.9	   $  	90.4	       $	39.8		  $220.9
	Federal funds sold	      		69.9	                                    							69.9
	Loans, net of unearned
  income		                 210.6	     	176.4	     	162.3	         	8.9   		558.2

		Total			              	$ 338.3	  	$  209.3	  	$  252.7       	$	48.7  		$849.0

		Percentage of total
   interest earning assets  39.8%	      24.7%	     	29.8%	        	5.7%   100.0%

Rate sensitive sources of
 funds used	to finance
 interest earning assets
		Interest bearing
    demand deposits	     	$303.7	                                  							$303.7
		Savings				               58.5					                                    			58.5
		Time				                  93.2	    	$119.5	    	$104.1	        	$3.8   		320.6
		Other borrowed funds		    19.0	       	1.2		                          				20.2

		Total			               	$474.4	    	$120.7    		$104.1		        $3.8	  	$703.0

		Percent of total rate
   sensitive sources of
   funds		                  67.5%	     	17.2%	     	14.8%	        	0.5%  	100.0%

Interest sensitivity gap 	(136.1)      	88.6      	148.6         	44.9   		146.0

Cumulative interest
 sensitivity gap		        (136.1)    		(47.5)    		101.1		        46.0
Interest sensitive assets
 to interest	sensitive
  liabilities	            		0.71	      	1.73	      	2.43	       	12.82     	1.21
Cumulative ratio of
 interest sensitive assets
	to interest sensitive
 liabilities	              	0.71	      	0.92		      1.14	        	1.21
Cumulative gap as a percent
 of total	earning assets	 (16.03)%   	(5.59)%    		11.91%	      	17.20%



Shareholders' Equity

Shareholders' equity was $110 million on December 31, 1996, increasing $4.7 million, or 4.4% from year end 1995. The increase in shareholders' equity is due to 1996 net income of $12.7 million offset by the Company's purchase of 69,400 shares of common stock at a cost of $2.7 million and declaration of dividends totaling $5.7 million. The Company's Board of Directors approved a 13.9% increase in the quarterly dividend rate in the fourth quarter of 1996 from $.36 per share to $.41 per share. The Company's capital ratios as of December 31, 1996, the regulatory minimums and the regulatory standard for a "well capitalized" institution are as follows:

                    						Farmers Capital	   		Regulatory	    Well
						                    Bank Corporation			    Minimum	  Capitalized

	Tier 1 risk based		          	18.35%	          		4.00%		    	6.00%

	Total risk based		           	19.60           			8.00	    		10.00

	Leverage	                  			11.91	           		4.00     			5.00


The capital ratios of all the subsidiary banks, on an individual basis, were well in excess of the applicable minimum regulatory capital ratio requirements at December 31, 1996.

The table below is an analysis of dividend payout ratios and equity to asset ratios for five years.

December 31,		                     	1996  		1995  		1994  		1993  		1992

Percentage of dividends declared
	to net income			                  45.21%		50.24%		46.40%		39.78%		66.26%

Percentage of average shareholders'
	equity to average total assets  		11.94	 	11.81	 	11.57 		11.22 		10.85

Shareholder Information

As of January 1, 1997, there were 864 shareholders of record. This figure does not include individual participants in security position listings.

Stock Prices

Farmers Capital Bank Corporation's stock is traded on the National Association of Security Dealers Automated Quotation System (NASDAQ) SmallCap Market tier of The NASDAQ Stock Market, with sales prices reported under the symbol: FFKT. The table below is an analysis of the stock prices and dividends declared for 1996 and 1995.

Stock Prices

                                        														Dividends
1996					                       High	    			Low    			Declared

Fourth Quarter			            	$40.75 				$39.25	      			$0.41
Third Quarter				              40.50  				34.50	       			0.36
Second Quarter		             		41.50	  			33.50	       			0.36
First Quarter			              	42.50	   		38.50			       	0.36

1995

Fourth Quarter	            			$43.50	 			$37.00      				$0.36
Third Quarter			              	39.50	  			33.00	       			0.33
Second Quarter			             	37.00	  			32.50 		      		0.33
First Quarter			              	38.00  				35.50	       			0.33

Dividends declared per share increased $.14 or 10.4% and $.12, or 9.8% for the years 1996 and 1995, respectively.

Accounting  Requirements Effective in 1997

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Under this standard, accounting for transfers and servicing of financial assets and extinguishments of liabilities is based on control. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished.

This statement applies prospectively in fiscal years beginning after December 31, 1996. The Company does not expect the implementation of this statement to have a material affect on the financial statements.

1995 Compared with 1994

Net income was $10.39 million in 1995 compared to $10.25 million in 1994, an increase of $139 thousand. Net income per share increased from $2.65 to $2.69. The Company benefited during the second quarter of 1994 from a significant nonrecurring recovery of prior year losses amounting to $503 thousand after taxes. Adjusting for the nonrecurring recovery, 1995 net income is $642 thousand or 6.6% higher than net income for 1994. The performance ratios also increased after adjusting for the nonrecurring recovery. The return on average assets and average equity increased from 1.16% to 1.21% and from 9.99% to 10.20%, respectively.

Total interest income, on a tax equivalent basis was $68.7 million, up $9.4 million, or 15.9% from 1994. The increase is due primarily to increases in interest income on loans and taxable investment securities which were rate driven. The yield on total earning assets increased from 8.0% to 8.8%. This was accomplished by moving balances from lower yielding asset categories to higher earning loans.

Total interest expense was $28.1 million, up $6.5 million, or 30.2%. Time deposits experienced increases both in average balance and in rate paid accounting for $5.5 million of the increase in total interest expense.

Net interest income on a tax equivalent basis increased 7.7% to $40.6 million. The growth was the result of a $34.5 million increase in average earning assets and an 85 basis point increase in the average rate earned on earning assets.
The spread between rates earned and paid was 4.45%, unchanged from 1994, while the net interest margin increased 3% from 5.06% to 5.21%.

Noninterest income increased $212 thousand to $11.7 million in 1995. After considering that in 1994, non interest income was inflated by a $758 thousand nonrecurring recovery, the actual increase would have been $970 thousand. The majority of the improvement came from increased non-sufficient funds and overdraft fees.

Noninterest expense increased $1.3 million or 4.3% despite the significant reduction in FDIC insurance premiums. The $686 thousand decrease in deposit insurance expense was offset by an $835 thousand increase in salaries and employee benefits. Equipment expenses and expenses related to other real estate owned all experienced modest increases.

Income tax expense was $4.4 million in 1995, up $108 thousand from 1994, which correlates to the increase in income before taxes. The effective tax rate for 1995 was 29.6% compared to 29.4% in 1994.

On December 31, 1995, the allowance for loan losses totaled $8.5 million or 1.6% of net loans, down slightly from 1994. Nonperforming assets declined $2 million or 21.7% to $7 million at December 31, 1995. Since 1991, nonperforming assets have decreased $16 million or 69.6%.

Average assets, average earning assets, average loans, and average deposits increased between 1995 and 1994 by 2.7%, 4.6%, 5.7% and 3.1%, respectively.

Shareholders' equity was $105 million on December 31, 1995, an increase of $5 million or 4.9% from 1994.

Item 8 - Financial Statements and Supplementary Data

Report of Independent Accountants

To the Board of Directors and Shareholders
Farmers Capital Bank Corporation

We have audited the accompanying consolidated balance sheets of Farmers Capital Bank Corporation and Subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farmers Capital Bank Corporation and Subsidiaries as of December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 5 to the consolidated financial statements, in 1995 the Company changed its method of accounting for impaired loans. Also, as discussed in Note 3 to the consolidated financial statements, in 1994, the Company changed its method of accounting for certain investments in debt and equity securities.




/s/ Coopers & Lybrand L.L.P.
Louisville, Kentucky
January 16, 1997


Consolidated Balance Sheets

December 31, (In thousands, except share figures)	     1996	     	1995

Assets
Cash and cash equivalents:
	Cash and due from banks		                         $ 52,073		 $ 41,126
	Interest bearing deposits in other banks		             758	      	688
	Federal funds sold and securities purchased under
		agreement to resell		                              69,915   		68,370

		Total cash and cash equivalents		                 122,746	  	110,184

Investment securities:
	Available for sale		                              	109,291  		105,933
	Held to maturity		                                	111,609  		120,991

		Total investment securities	                     	220,900	  	226,924

Loans	                                          				567,447  		554,942
Less:
	Allowance for loan losses                         		(8,741)  		(8,472)
	Unearned income			                                  (9,198)  	(11,762)

		Loans, net	                                     		549,508  		534,708

Bank premises and equipment	                        	19,320   		19,916
Interest receivable			                                8,129    		7,889
Deferred income taxes	                                		613    		1,363
Other assets		                                      		4,103	    	5,129

		Total assets		                                  	$925,319 		$906,113

Liabilities
Deposits:
	Noninterest bearing	                            		$103,488 		$109,490
	Interest bearing		                                	682,822  		645,371

		Total deposits	                                 		786,310  		754,861

Other borrowed funds			                              20,165   		38,524
Dividends payable			                                  1,558    		1,392
Interest payable				                                  2,204    		2,370
Other liabilities			                                 	5,486	    	4,037

		Total liabilities		                              	815,723  		801,184

Commitments and contingencies
Shareholders' Equity
Common stock, par value $.25 per share;
 4,804,000 shares 	authorized; 3,796,982
 and 3,866,382 shares issued and
	outstanding at December 31, 1996 and 1995,
 respectively		                                         949	      	967
Capital surplus				                                   8,931	    	9,094
Retained earnings			                                100,078	   	95,694
Net unrealized loss on securities available
 for sale, net of tax	                                	(362)	    	(826)

  Total shareholders' equity		                      109,596  		104,929

		Total liabilities and shareholders' equity		     $925,319	 	$906,113


The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Income

For the years ended December 31,
(In thousands, except per share data)	            1996		    	1995      	1994

Interest income
Interest and fees on loans	                   	$52,778	  	$53,965  		$46,951
Interest on investment securities:
	Taxable				                                     9,121		    7,923	    	6,106
	Nontaxable			                                  	2,872	    	2,331	    	2,295
Interest on deposits in other banks	               	61	      	116		      122
Interest on federal funds sold and securities
	purchased under agreement to resell		           2,653		    2,926		    2,276

		Total interest income		                       67,485		   67,261	   	57,750

Interest expense
Interest on deposits			                         27,170	   	26,274   		20,171
Interest on other borrowed funds		               1,533    		1,841	    	1,415

		Total interest expense	                      	28,703	    28,115	   	21,586

	Net interest income		                         	38,782   		39,146   		36,164

Provision for loan losses			                     4,162	    	3,727    		2,125

		Net interest income after provision
			for loan losses                            		34,620	   	35,419	   	34,039

Noninterest income
Service charges and fees on deposits	           	5,702		    5,425	    	4,743
Trust income			                                 	1,251	    	1,176		    1,202
Investment gains (losses) net		                     10		        2		      (74)
Gain on sale of Money One loans		                3,206	       	--		       --
Other					                                       4,820		    5,140	    	5,660

		Total noninterest income		                    14,989		   11,743		   11,531

Noninterest expense
Salaries and employee benefits	                	17,246	   	16,788		   15,953
Occupancy expenses, net		                        1,995	    	1,982	    	1,991
Equipment expenses		                            	2,603    		2,712	    	2,554
Bank shares tax				                              1,045		    1,000	    	1,097
Deposit insurance expense	                         	11	      	826	    	1,512
Other					                                       8,875	    	9,093		    7,949

		Total noninterest expense	                   	31,775	   	32,401	   	31,056

		Income before income taxes		                  17,834	   	14,761   		14,514

Income tax expense			                           	5,178    		4,372	    	4,264

		Net income 		                               	$12,656  		$10,389  		$10,250

Net income per common share                     	$3.29	    	$2.69	    	$2.65

Weighted average shares outstanding		            3,842    		3,866    		3,866


The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity

For the years ended
December 31, 1996, 1995 and 1994
(In thousands, except per share data)

												                                      Net Unrealized
                                                    Gain(Loss)	       Total
                      	Common	Capital	Retained	   on Securities	   Shareholders'
 	                     Stock		Surplus	Earnings	 Available for Sale	  	Equity

	Balance at
  January 1, 1994	      	$967		$9,094		$85,030		                      	$95,091

Cumulative effect of net
 unrealized gain on
	securities available for
 sale, net of tax							                                  	$182          		182
Cash dividends declared,
 $1.23 per share						                  (4,756)                     				(4,756)
Net income								                      10,250                     				 10,250
Net unrealized loss on
 securities available
	for sale, net of tax			                            						 (703)	        	(703)

	Balance at
  December 31, 1994		     967    9,094	 90,524	          	 (521)	    	 100,064

Cash dividends declared,
 $1.35 per share					                  	(5,219)                     				(5,219)
Net income								                      10,389                      				10,389
Net unrealized loss on
 securities available
	for sale, net of tax							                             		(305)	        	(305)

	Balance at
 December 31, 1995		      967		  9,094	 95,694	           	(826)     		104,929

Cash dividends declared
 $1.49 per share		                  				(5,722)                     				(5,722)
Purchase of 69,400 shares
 of common stock	        	(18)	  	(163) (2,550)                     				(2,731)
Net income								                      12,656			                      	12,656
Net unrealized gain on
 securities available
	for sale net of tax					                               				464          		464

	Balance at
 December 31, 1996	      $949 		$8,931 $100,078		         $(362)	    	$109,596


The accompanying notes are an integral part of the consolidated financial statements.


Consolidated Statements of Cash Flows
For the years ended December 31, (In thousands)					1996		    	1995     	1994

Cash flows from operating activities
	Net income				                             				$ 12,656		$  10,389		$ 10,250
	Adjustments to reconcile net income to net cash
			provided by operating activities:
			Depreciation and amortization		              			2,477	    	2,634   		2,553
			Net amortization of investment security premiums
				and discounts:
					Available for sale                       						(388)	    	(818)    		117
					Held to maturity						                          111      		238     		326
			Provision for loan losses					                 	4,162	    	3,727	   	2,125
			Mortgage loans originated for sale					       	(8,017)		 (14,730)	 	(3,840)
			Proceeds from sale of mortgage loans					      	7,955	   	14,730   		3,840
			Deferred income tax expense (benefit)				       		512	      	732	     	(18)
			Gain on sale of mortgage loans						              (18)
			Gain on sale of Money One loans					          	(3,206)
			(Gain) loss on sale of fixed assets						        (150)              				32
			(Gain) loss on sale or call of investment securities:
				Available for sale		                                          									74
				Held to maturity						                          	(10)
			Changes in:
				Interest receivable	                      						(240)	  	(1,111)   		(358)
				Other assets						                              	491	   	(1,078)		    785
				Interest payable					                         		(166)     		655     		240
				Other liabilities					                       		1,449      		476	     	589

				Net cash provided by operating activities		 		17,618   		15,844  		16,715

Cash flows from investing activities
			Proceeds from maturities and calls of
    investment securities:
		 		Available for sale 	                  						132,172	   	84,897	  	73,841
			 	Held to maturity					                      		39,175	   	51,855  		21,609
			Proceeds from sales of investment securities:
			 	Available for sale											                                     11,603
			Purchases of investment securities:
			 	Available for sale						                  	(134,440)		(118,004)		(77,005)
			 	Held to maturity						                     	(29,894)	 	(52,607)		(35,431)
			Loans originated for investment, net of
    principal collected 				                     (31,123)	 	(14,134)		(53,336)
			Purchases of bank premises and equipment 						(1,594)  		(1,413)	   	(921)
			Proceeds from sale of equipment                 		399	                			6
			Proceeds from sale of Money One loans					    	15,447

			Net cash used in investing activities						    (9,858)	 	(49,406)		(59,634)

Cash flows from financing activities
			Net increase in deposits		                 				31,449	   	58,166  		39,262
			Dividends paid							                          (5,557)  		(5,103)	 	(4,640)
			Purchase of common stock					                 	(2,731)
			Net (decrease) increase in other
    borrowed funds			                         			(18,359)	  	(9,868) 		11,064

			Net cash provided by financing activities	 					4,802	   	43,195	  	45,686

			Net change in cash and cash equivalents  					 12,562	    	9,633	   	2,767

	Cash and cash equivalents at beginning of year  110,184	  	100,551	  	97,784

			Cash and cash equivalents at end of year	 			$122,746 		$110,184		$100,551

Supplemental disclosures
Cash paid during the year for:
	Interest						                               		$ 28,869		$  27,460		$ 21,346
	Income taxes						                              		4,210	    	3,730	   	4,255
Cash dividend declared and unpaid				            		1,558	    	1,392   		1,276

The accompanying notes are an integral part of the consolidated financial statements.


1.	Summary of Significant Accounting Policies
The accounting and reporting policies of Farmers Capital Bank Corporation and Subsidiaries conform to generally accepted accounting principles and general practices applicable to the banking industry. The more significant accounting policies are summarized below:

			Basis of Presentation and Organization
			The consolidated financial statements include the accounts of Farmers Capital
   Bank Corporation (the "Company"), a bank holding company, and its subsidiaries, including its principal subsidiary, Farmers Bank & Capital
   Trust Company.  All significant intercompany transactions and accounts have been eliminated in consolidation.

			The Company is predominantly engaged in the business of receiving deposits from and making real estate, commercial and consumer loans to businesses and consumers in Central Kentucky.

			The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
   Estimates used in the preparation of the financial statements are based on various factors including the current interest rate environment and the general strength of the local economy.  Changes in the overall interest rate environment can significantly affect the Company's net interest income and the value of its recorded assets and liabilities.  Actual results could differ from those estimates used in the preparation of the financial statements.

			Reclassifications
			Certain amounts in the accompanying consolidated financial statements presented for prior years have been reclassified to conform with the 1996 presentation.  These reclassifications do not affect net income or shareholders' equity as previously reported.

			Cash and Cash Equivalents
			For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest bearing demand deposits in other banks, federal funds sold and securities purchased under agreements to resell.  Generally, federal funds sold and securities purchased under agreements to resell are purchased and sold for one-day periods.

			Investment Securities
			All investments in debt securities and all investments in equity securities are classified into three categories.  Securities that management has positive intent and ability to hold until maturity are classified as held to maturity.  Securities that are bought and held specifically for the purpose of selling them in the near term are classified as trading securities.  All other securities are classified as available for sale.  Securities are designated as available for sale if management intends to use such securities in its asset/liability management strategy and therefore such securities may be sold in response to changes in interest rates and prepayment risk.
   Securities classified as trading and available for sale are carried at market value.  Unrealized holding gains and losses for trading securities are included in current income.  Unrealized holding gains and losses for available for sale securities are reported net as a separate component of shareholders' equity until realized.  Investments classified as held to maturity are carried at amortized cost.  Realized gains and losses on any sales of securities are computed on the basis of specific identification of the adjusted cost of each security and are included in noninterest income.

			Loans
			Loans are stated at the principal amount outstanding.  Interest income on loans is recognized using the interest method based on loan principal amounts outstanding during the period.  Accrual of interest is adjusted or discontinued on a loan when, in the opinion of management, its collection becomes doubtful.

			Provision for Loan Losses
			The provision for loan losses charged to operating expenses is an amount that is sufficient to maintain the allowance for loan losses at an adequate level based on management's best estimate of possible future loan losses.
   Management's determination of the adequacy of the allowance is based on such
   considerations as the current	condition and volume of the Company's loan
   portfolios, economic conditions within the Company's service areas, review of specific problem loans, and any other factors influencing the collectibility of the loan portfolios.

			Other Real Estate
			Other real estate owned and held for sale included with other assets on the accompanying consolidated balance sheets includes properties acquired by the
   Company through actual loan foreclosures.  Other real estate owned is carried at the lower of cost or fair value less estimated costs to sell.  Fair value is the amount that the Company could reasonably expect to receive in a current sale between a willing buyer and a willing seller, other than in a forced or liquidation sale.  Fair value of assets is measured by the market value based on comporable sales.  Any reduction to fair value from the fair value recorded at the time of acquisition is accounted for as a valuation reserve.

			Deferred Income Taxes
			Deferred income taxes are recognized for the tax consequences on future years of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

			Bank Premises and Equipment
			Bank premises, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization.  Depreciation is computed primarily on the straight-line method over the estimated useful lives for furniture, equipment and buildings.  Leasehold improvements are amortized over the shorter of the estimated useful lives or terms of the related leases on the straight-line method.  Maintenance, repairs and minor improvements are charged to operating expenses as incurred and major improvements are capitalized.  The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income.

			Earnings Per Share
			Earnings per share is calculated on the basis of the weighted average number of common shares outstanding.

2.	Restrictions on Cash and Due From Banks
Included in cash and due from banks are certain noninterest bearing deposits that are held at the Federal Reserve Bank and correspondent banks in accordance with regulatory reserve requirements specified by the Federal Reserve Board of Governors. The balance requirement was $9,990,000 at December 31, 1996 and $8,988,000 at December 31, 1995.

3.	Investment Securities

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires investments in equity securities that have a readily determinable fair value and investments in debt securities to be classified into three categories, as follows: held to maturity debt securities, trading securities, and available for sale securities. Investments categorized as available for sale had an estimated fair value in excess of carrying value of $276,000 at January 1, 1994, and had the effect of increasing shareholders' equity by $182,000 (net of tax effect of $94,000). There was no impact on the Company's consolidated net income as a result of the adoption of SFAS No. 115.

The following summarizes the amortized cost and estimated fair values of the securities portfolio at December 31, 1996. The summary is divided into available for sale and held to maturity securities.

                          										            Gross	       Gross	    Estimated
December 31, 1996 (In thousands)		Amortized	  Unrealized  	Unrealized	   Fair
Available for Sale		                Cost		      Gains	       Losses	    Value

U.S. Treasury				                  $ 27,485	       	$ 17	       	$ 49 		$27,453
Obligations of U.S. Government
 agencies	                          	63,287         		10        		553  		62,744
Mortgage-backed securities		         15,296         		46         		13  		15,329
Other securities				                  3,772			                     	7	   	3,765

		Total securities - available
   for sale		                      $109,840	       	$ 73       		$622		$109,291


Held to Maturity

U.S. Treasury				                  $  2,000	       	$  1	       	$  5		$  1,996
Obligations of U.S. Government
 agencies                          		28,581         		22        		192  		28,411
Obligations of states and
 political subdivisions	            	62,839	        	511	        	344	  	63,006
Mortgage-backed securities         		14,680        		145	         	24  		14,801
Other securities				                  3,509	         	17	         	12	   	3,514

		Total securities - held
   to maturity	                   	$111,609       		$696       		$577		$111,728


The following summarizes the amortized cost and estimated fair values of the securities portfolio at December 31, 1995.

								     		 		                              Gross	      Gross     	Estimated
December 31, 1995 (In thousands)			Amortized 	Unrealized	 Unrealized	    Fair
Available for Sale                				Cost		    Gains	      Losses	     Value

U.S. Treasury				                 		$ 16,609	      	$ 70    		$   11	 	$ 16,668
Obligations of U.S. Government
 agencies		                         		78,992        		52	     	1,420	   	77,624
Mortgage-backed securities				        10,210	        	41			             	10,251
Other securities					                 	1,372	        	18		              		1,390

		Total securities - available
   for sale			                     	$107,183      		$181	     	$1,431		$105,933


Held to Maturity

U.S. Treasury			                 			$ 15,994		    $   79		       $  6		$ 16,067
Obligations of U.S. Government
 agencies			                         	34,732       		192        		176	  	34,748
Obligations of states and
 political subdivisions		           		54,696       		721	        	256  		55,161
Mortgage-backed securities	        			13,151       		214	         	31	  	13,334
Other securities		 				                2,418        		24          		8	   	2,434

		Total securities - held
   to maturity	                    	$120,991    		$1,230	       	$477	 $121,744


The amortized cost and estimated fair value of the securities portfolio at December 31, 1996, by contractual maturity, are shown below. The summary is divided into available for sale and held to maturity securities.



									                           	Available for Sale						Held to Maturity
                   								        Amortized 		Estimated  	 Amortized Estimated
December 31, 1996 (In thousands)    	Cost	  	 	Fair Value  	Cost			   Fair Value

Due in one year or less			          $ 50,553 				$ 50,413  		$ 20,572 		$ 20,593
Due after one year through
 five years                           46,473		   		46,036	    	61,212   		61,163
Due after five years through
 ten years                             6,098    				6,103    		28,009	   	28,156
Due after ten years			                 6,716	    			6,739     		1,816    		1,816

			                           						$109,840	 			$109,291  		$111,609 		$111,728

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds from sales and maturities of investments in debt securities during 1996, 1995 and 1994 were $171,347,000, $136,752,000, and $107,053,000, respectively. Gross gains of $10,000, $2,000, and $3,000 and gross losses of $0, $0, and $77,000 for 1996, 1995 and 1994, respectively, were realized on those sales and maturities.

The amortized cost and estimated fair value of investment securities which were pledged as collateral for public deposits, treasury deposits, trust funds, customer repurchase agreements, and other purposes as required by law at December 31, 1996 and 1995 are shown below. The securities are divided into available for sale and held to maturity.

                             											1996		             			1995

							                        	Available			Held to  	Available			Held to
December 31, (In thousands)     	for Sale			Maturity	 for Sale	 		Maturity

Amortized cost	                 		$61,264				$56,715	   $51,077	 		$67,903
Estimated fair value	             	60,885	 			56,847    	50,217	  		68,496

4.	Loans
Major classifications of loans are summarized as follows:

December 31, (In thousands)                   	1996	   			1995

Commercial, financial and agricultural   		$120,256				$114,412
Real estate - construction                 		27,098	  			26,380
Real estate - mortgage		                   	305,229 				292,913
Consumer loans		                            	85,720	  			99,571
Lease financing		                           	29,144	  			21,666

		Total loans	                           			567,447	 			554,942

	Less unearned income                      		(9,198)				(11,762)

		Total loans, net of unearned income    		$558,249 			$543,180

Loans to directors, executive officers, principal shareholders, including loans to affiliated companies of which directors, executive officers and principal shareholders are principal owners, and loans to members of the immediate family of such persons, were approximately $13,277,000 and $12,602,000 at December 31, 1996 and 1995, respectively. An analysis of the activity with respect to these loans follows:

(In thousands)

Balance, December 31, 1995			                      			$12,602
Additions, including loans now meeting
	disclosure requirements				                          		8,413
Amounts collected, including loans no longer
	meeting disclosure requirements				                  		7,738

Balance, December 31, 1996			                      			$13,277

5.	Allowance for Loan Losses
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

SFAS No. 114 requires the measurement of impaired loans based on the present value of expected future cash flows using the loan's effective interest rate or, as a practical expedient, it may be measured on the fair market value of the loan, or the fair value of the collateral, if the loan is collateral dependent. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. If the measure of the impaired loan is less than the recorded investment, an impairment will be recognized by creating a valuation allowance with a corresponding charge to the provision for loan loss. The adoption of SFAS No. 114 did not result in additional provisions for loan losses or changes in previously reported net earnings due to the fact that the Company's existing methods of measuring laon impairment are consistent with the methods prescribed in the Statement.

SFAS No. 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. The Company has identified these loans as credit card loans, home mortgages, and all other loans less than $500,000.

The factors considered by management in determining if a loan is impaired include, but are not limited to, the following: length of delinquency, past history with the borrower, financial condition of the borrower, ability of the borrower to repay the debt based upon cash flow information, intentions of the borrower, and value of the collateral. Impairment is not necessarily determined by a minimum delay in payment. A minimum delay in payment occurs when the exact terms of the loan agreement have not been met by the borrower; however, the Company believes that contractual interest and principal payments will still be received. These loans are considered non-accrual loans because the timing of interest payments is unknown; however, it is still likely that interest will be received. Payments received while a loan is on non-accrual status are applied against principal only.

All of the loans of the Company to which SFAS No. 114 applies are classified as commercial loans. Due to the size of the Company and the few loans that meet the criteria for application of SFAS No. 114, no further risk classification is necessary. On December 31, 1996 and 1995, the recorded investment in loans for which impairment has been recognized in accordance with the SFAS No. 114 totaled $2,847,000 and $2,000,000, respectively, and the total allowance related to such loans was $922,000 and $785,000. Of the $2,847,000 recorded investment at December 31, 1996, $1.192,000 was measured using the present value of future cash flows method and $1,655,000 was measured using the fair value of collateral method. Of the $2,000,000 recorded investment at December 31, 1995, $1,100,000 was measured using the present value of future cash flows method and $900,000 was measured using the fair value of collateral method. The recorded investment averaged $2,769,000 and $2,587,000 for the years ended December 31, 1996 and 1995, respectively. The amount of interest on these loans during 1996 and 1995 was $151,000 and $113,000, respectively. If the Company had used a cash-based method of accounting for the interest on these loans, the interest earned would have been $169,000 and $114,000 at December 31, 1996 and 1995, respectively.

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

An analysis of the allowance for loan losses follows:

Year Ended December 31,
(In thousands)	    	                     	1996						                      1995				               1994
                												Regular	    SFAS 114	 Total		    Regular	   SFAS 114	  Total		    Regular
			    					                Allowance	 Allowance 	Allowance 	Allowance	 Allowance	 Allowance	 Allowance
Balance, beginning of year	  		$7,687	    	$ 785		   $8,472  		$ 8,889	   	  None		  $ 8,889	   $ 8,547
Provisions for loan losses			   3,044		    1,118	    	4,162	    	3,727				             3,727		    2,125
Recoveries				                    516				               516		      740				               740		      841
Loans charged off				          (3,428)		    (981)		  (4,409)		  (3,666)	  $(1,218)		  (4,884)		  (2,624)
Initial transfer to
 SFAS 114 allowance								                                     (2,003)				           (2,003)
Initial transfer
 from regular allowance									                                           	2,003		    2,003

Balance, end of year	       			$7,819	    	$ 922	    $8,741   		$7,687   		$  785	    $8,472		  $ 8,889

The following is an estimate of the breakdown of the allowance for loan losses by type for the date indicated:

Year Ended December 31, (In thousands)		              		1996	    		1995

Commercial, financial and agricultural		            		$3,806  			$4,138
Real estate				                                     	 	2,974	  			1,928
Installment loans to individuals			                   	1,304	   		2,176
Direct lease financing		                              			657    				230

		Total		                                         				$8,741	 			$8,472


6.	Nonperforming Assets

(In thousands)						                           1996    	1995    		1994

Non-accrual loans			                       		$2,938	  $2,897	  $ 3,913
Loans past due 90 days or more				            1,822	  	1,713	   	1,056
Restructured loans			                       		1,814	  	1,571	   	3,538

		Total nonperforming loan balances
   at December 31,				                        6,574	  	6,181   		8,507

Other real estate owned					                           		776     		380

		Total nonperforming assets at
   December 31,			                          	$6,574 		$6,957		 $ 8,887

Nonperforming loans as a percentage of
 loans - net	of unearned interest			          		1.2%   		1.1%    		1.6%
Nonperforming assets as a percentage
 of loans and	other real estate owned		      			1.2%	   	1.3%	    	1.7%
Interest income that would have been
 recognized	under original terms for
 the year on nonperforming loans		           $  445 		$  731	  $   576
Amount of interest income recognized
 for the year	on nonperforming loans	   		   $ 	189		 $  133		 $   117


7.	Bank Premises and Equipment
Bank premises and equipment consist of the following:

December 31, (In thousands)	                       			1996      	1995

Land, building and leasehold improvement				       $23,082	  	$22,566
Furniture and equipment				                         17,564    	17,919

		Total bank premises and equipment		             		40,646	    40,485

Less accumulated depreciation and amortization		  		21,326    	20,569

		Net bank premises and equipment			              	$19,320   	$19,916

Depreciation and amortization of bank premises and equipment was $1,941,000, $2,082,000, and $1,973,000 in 1996, 1995 and 1994, respectively.

8.	Interest Bearing Deposits
Time deposits of $100,000 or more at December 31, 1996 and 1995 were $53,488,000 and $58,641,000, respectively.

9.	Other Borrowed Funds
Other borrowed funds are comprised primarily of securities sold under agreement to repurchase with balances of $16,594,000 and $34,638,000 at December 31, 1996 and 1995, respectively. The weighted average interest rates on securities sold under agreement to repurchase for 1996 and 1995 were 5.11% and 5.48%, respectively.

10. Income Taxes

The components of income tax expense are as follows:

December 31, (In thousands)			               1996	    	1995    		1994

Currently payable			                     		$4,666  		$3,640	  	$4,282
Deferred income taxes				                    	512     		732	     	(18)

		Total					                              	$5,178  		$4,372	  	$4,264


An analysis of the difference between the effective income tax rates and the statutory federal income tax rate follows:

December 31, (In thousands)				               1996	    1995	    	1994

Federal statutory rate	                   				35.0%	  	35.0%     35.0%
Changes from statutory rates resulting from:
	Tax exempt interest					                     (6.8)	  	(7.4)		   (7.0)
	Nondeductible interest to carry
  municipal obligations		                     		.8     		.9	      	.7
	Amortization of intangibles				               1.0	    	1.2     		1.3
	Other, net					                             	(1.0)	   	(.1)	    	(.6)

		Effective tax rate		                     			29.0%	   29.6%	   	29.4%


The tax effects of the significant temporary differences which comprise deferred tax assets and liabilities at December 31, 1996 and 1995 follows:

December 31, (In thousands)				                     1996	     	1995

Assets
	Loan loss reserve			                           		$3,059   		$3,000
	Deferred directors' fees			                       		168	      	145
	Postretirement benefit obligation			               	366      		257
	Investment securities		                          			187	      	425
	Self-funded insurance					                          196
	Other							                                         95      		260

		Total deferred tax assets			                    	4,071	    	4,087

Liabilities
	Depreciation				                                		1,691    		1,643
	Deferred loan fees				                             	632	      	228
	Lease financing operations				                    1,045	      	752
	Other						                                         	90	      	101

		Total deferred tax liabilities				               3,458    		2,724

		Net deferred tax assets		                      		$ 613   		$1,363


11.	Retirement Plans
The Company maintains a defined contribution-money purchase pension plan which covers substantially all employees. The Company's contributions under the plan are based upon a percentage of covered employees' salaries.

The Company has established a stock bonus/employee stock ownership plan for the benefit of substantially all employees of the Company. The Company's contributions under the plan are based upon a percentage of covered employees' salaries, and are paid at the discretion of the Board of Directors of the Company. The Company contributes cash to the plan and Company shares are purchased with the cash in the open market. Cash contributed to the plan was $102,000, $0, and $100,000, respectively for the years ended December 31, 1996, 1995 1995 and 1994. No stock was contributed to the plan for the years ended December 31, 1996, 1995 and 1994, respectively.

The Company has also established a profit-sharing (401K) plan which covers substantially all employees. The Company will match all eligible employee contributions up to 4% of the participant's compensation. The Company may, at the discretion of the Board, contribute an additional amount based upon a percentage of covered employees' salaries.

The total retirement plans' expense for 1996, 1995 and 1994 was $897,000, $857,000, and $820,000, respectively.

12.	Postretirement Benefits
The Company provides lifetime medical and dental benefits for certain eligible retired employees. Only employees meeting the eligibility requirements as of December 31, 1989 will be eligible for such benefits upon retirement. The entire cost of these benefits is paid for by the Company as incurred and totaled $127,000, $131,000, and $86,000, respectively, for the years ended December 31, 1996, 1995 and 1994. The plan is unfunded.

The following table sets forth the plan's status reconciled with the amount shown in the Company's balance sheets at December 31, 1996 and 1995.

(In thousands)			                                    			1996    			1995

Accumulated postretirement benefit obligation
Retirees and dependents	                             	$2,577	 			$3,367
Fully eligible active plan participants		              		675	    			671
Other active plan participants			                       	698    				684

		Total accumulated postretirement
   benefit obligation	                                	3,950				  4,722

Unrecognized net loss				                              	(866)				(1,768)
Unamortized transition obligation			                 	(1,623)				(1,725)
Unrecognized prior service cost		                     		(509)  				(551)

		Accrued postretirement benefit cost              				$ 952	 			$  678


The components of the net periodic postretirement benefit cost at December 31, 1996 and 1995 are as follows:

(In thousands)			                                    			1996    			1995

Service cost		                                     				$  24 				$   19
Interest on accumulated benefit obligation		           		278	    			243
Amortization of transition obligation and other			      	192	    			144

		Total				                                           		$494	  			$ 406

Major assumptions:
	Discount rate			                                     			7.5%		   		7.0%


For measurement purposes, a 10.6% annual rate of increase in the per capita cost of covered health care benefits for those below the age of 65 and 8.8% for those over 65 was assumed. The rate was assumed to decrease gradually to 6% by 2012 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported.

If the health care cost trend rate were to increase 1%, the service and interest cost would be $341,000 and the accumulated benefit obligation would be $4,458,000.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Total commitments to extend credit at December 31, 1996, were $76,087,000. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, marketable securities, inventory, property, plant and equipment, residential real estate, and income producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The credit risk involved in using letters of credit is essentially the same as that received when extending credit to customers. The Company had approximately $5,019,000 in irrevocable letters of credit outstanding at December 31, 1996.

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
The Company's bank subsidiaries are defendants in legal actions arising from normal business activities. Management believes these actions are without merit, that in certain instances its actions or omissions were pursuant to the advice of counsel, or that the ultimate liability, if any, resulting from them will not materially affect the Company's consolidated financial position or results of operations or cash flows, although resolution in any year or quarter could be material for that period.

17.	Dividend Limitations
Payment of dividends by the Company's subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. At December 31, 1996, combined retained earnings of the subsidiary banks were approximately $39,378,000 of which $7,742,000 is available for the payment of dividends in 1997 without obtaining prior approval from bank regulatory agencies.

18.	Effect of Implementing SFAS No. 125
In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Under this standard, accounting for transfers and servicing of financial assets and extinguishments of liabilities is based on control. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished.

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

			Cash and Cash Equivalents
			The carrying amount is a reasonable estimate of fair value.

			Investment Securities
			For marketable equity securities held for investment purposes, fair values are based on quoted market prices or dealer quotes.  For other securities held as investments, fair value equals quoted market price, if available.
   If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

			Loan Receivables
			For variable rate loans that reprice frequently with no significant change in credit risk, fair values approximate carrying amounts.

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

			Deposit Liabilities
			The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date.  The carrying amount for variable rate and fixed maturity money market accounts and certificates of deposit approximates fair value at the reporting date.  The fair value of fixed rate and fixed maturity certificates of deposit is estimated using a discounted cash flow method that applies interest rates currently offered for certificates of deposit with similar remaining maturities.

			Commitments to Extend Credit and Standby Letters of Credit
			Pricing of these financial instruments is based on the credit quality and relationship, fees, interest rates, probability of funding, compensating balance, and other covenants or requirements.  Loan commitments generally have fixed expiration dates, variable interest rates and contain termination and other clauses which provide for relief from funding in the event there is a significant deterioration in the credit quality of the customer.  Many loan commitments are expected to, and typically do, expire without being drawn upon.  The rates and terms of the Company's commitments to lend, and standby letters of credit are competitive with others in the various markets in which the Company operates.  There are no unamortized fees relating to these financial instruments, as such the carrying value and fair value are both zero.

			Other Borrowed Funds
			The fair value of other borrowed funds is estimated using rates currently available for debt with similar terms and remaining maturities.


The estimated fair values of the Company's financial instruments are as follows:

                         		    							   	1996					            1995
 	                         		     Carrying		  Fair	   	Carrying		  Fair
December 31, (In thousands)	       Amount	 	  Value	    Amount	   	Value

Assets
	Cash and cash equivalents      		$122,746	 $122,746	 	$110,184	 $110,184
	Investments securities:
		Available for sale			            109,291			109,291  		105,933			105,933
		Held to maturity		              	111,609			111,728  		120,991			121,744
	Loans, net                      		549,508			543,252  		534,708			528,749

Liabilities
	Deposits	                      			786,310			787,793  		754,861			757,771
	Other borrowed funds	             	20,165	 		20,419   		38,524	 		37,362


20.	Quarterly Financial Data
                                     												Quarters Ended 1996
Unaudited
(In thousands, except per share data)  March 31,	June 30,		Sept. 30,	Dec. 31,

Interest income                    					$16,966		$17,032	  	$16,725		$16,762
Interest expense					                     7,323	  	7,111    		7,134	  	7,135

	Net interest income	                 				9,643	  	9,921		    9,591  		9,627

Provision for loan losses             				1,270	  	1,819      		468    		605

	Net interest income after
  provision for loan losses			            8,373	  	8,102    		9,123  		9,022

Other income                        						2,897  		5,848	    	2,954  		3,290
Other expense				                       		7,847	  	7,766    		7,643  		8,519

	Income before income taxes		           		3,423  		6,184    		4,434	  	3,793

Income tax			                            			968  		1,995	    	1,297	    	918

	Net income				                        		$2,455 		$4,189	   	$3,137 		$2,875

Net income per common share	           			$0.64  		$1.08    		$0.82  		$0.76

Weighted average shares outstanding				   3,866	  	3,866		    3,836	  	3,798

                                      											Quarters Ended 1995
Unaudited
(In thousands, except per share data)			March 31,	June 30,		Sept. 30,	Dec. 31,

Interest income		                      		$16,148		$16,596	  	$16,972		$17,545
Interest expense					                      6,584	  	6,988	    	7,162  		7,381

	Net interest income				                  	9,564  		9,608    		9,810	 	10,164

Provision for loan losses		                		713  		1,048	      	945	  	1,021

	Net interest income after
  provision for loan losses		             	8,851  		8,560    		8,865  		9,143

Other income				                         		2,562  	 3,110	    	2,973	  	3,099
Other expense					                        	8,057	  	8,564	    	7,692	  	8,089

	Income before income taxes			            	3,356  		3,106	    	4,146	  	4,153

Income tax					                           	1,011	    	920	    	1,272	  	1,169

	Net income				                        		$ 2,345	 $ 2,186	  	$ 2,874		$ 2,984

Net income per common share		          		$  0.61		$  0.57		  $  0.74		$  0.77

Weighted average shares outstanding	      	3,866		  3,866	    	3,866	  	3,866


21.	Parent Company Financial Statements

Condensed Balance Sheets

December 31, (In thousands)			                      1996         		1995

Assets
Cash on deposit with subsidiaries		           		$ 28,197     		$ 24,598
Investment in subsidiaries			                    	82,474	       	81,349
Other assets					                                 	1,940        		1,581

	Total assets				                             		$112,611     		$107,528

Liabilities
Dividends payable		                           			$ 1,558		     $  1,392
Other liabilities				                            		1,457	        	1,207

	Total liabilities			                            		3,015        		2,599

Shareholders' Equity
Common stock	                                   					949	          	967
Capital surplus						                              8,931	        	9,094
Retained earnings					                           100,078	       	95,694
Net unrealized loss on securities
	available for sale, net of tax		                 		(362)        		(826)

	Total shareholders' equity				                  109,596	      	104,929

	Total liabilities and shareholders' equity			 	$112,611		     $107,528


Condensed Statements of Income

December 31, (In thousands)				               		1996 	    	1995     		1994

Income
Dividends from subsidiaries		            				$12,847	  	$ 7,756	 	$ 24,090
Interest income								                           98		     	101       		72
Other income					                             			689	     		724	      	740

	Total income		                          					13,634   			8,581		   24,902

Expense
Other expense				                          				2,149			   1,556	    	1,526

	Total expense					                          		2,149	   		1,556	    	1,526

	Income before income tax benefit
  and equity in income of subsidiaries
		less amounts distributed to parent		    				11,485		   	7,025	   	23,376

Income tax benefit					                        		509	     		288      		154

	Income before equity in income of
  subsidiaries less amounts
  distributed to parent					                 	11,994   			7,313	   	23,530

	Equity in income of subsidiaries
  less amounts distributed	to parent		     						662	   		3,076	  	(13,280)

	Net income				                          				$12,656		 	$10,389 		$ 10,250


Condensed Statements of Cash Flows

December 31, (In thousands)				                 1996	     	1995	    		1994

Cash flows from operating activities
	Net income  			                          			$12,656   	$10,389			$ 10,250
	Adjustments to reconcile net income to
  net cash provided by operating activities:
			Equity in income of subsidiaries less
    amounts	distributed to parent             		(662)	  	(3,076)	  	13,280
			Change in other assets and liabilities, net		(107)     		420      		548

		Net cash provided by operating activities		  11,887   		7,733   		24,078

Cash flows from financing activities
	Cash dividends	                             		(5,557) 		(5,104)  		(4,640)
	Purchase of common stock	                    	(2,731)

		Net cash used in financing activities		      (8,288) 		(5,104)  		(4,640)

		Net change in cash and cash equivalents	     	3,599   		2,629   		19,438

Cash and cash equivalents at beginning of year	24,598  		21,969	    	2,531

		Cash and cash equivalents at end of year	  	$28,197 		$24,598		 $ 21,969

Supplemental disclosures
	Cash paid during the year for income taxes	  	$4,210 		$ 3,730	 	$  4,255
	Cash dividend declared and unpaid		            1,558 	  	1,392	    	1,276


Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 28, 1997, Farmers Capital Bank Corporation (the "Registrant") engaged the accounting firm of KPMG Peat Marwick LLP as principal accountants, subject to the approval of the Registrant's shareholders. KPMG Peat Marwick LLP replaces Coopers & Lybrand L.L.P. (the "Former Accountant") as of the date reported above. The change in the Registrant's independent public accountants was the result of a formal proposal process involving several accounting firms. The decision to change accountants was approved by the Registrant's Board of Directors.

During the two most recent fiscal years and the subsequent interim prior to February 28, 1997, there have been no disagreements with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events.

The Former Accountants report on the consolidated financial statements for the past two years contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

None of the following events has occurred within the Registrant's two most recent fiscal years or the subsequent interim period preceding the change in accountants:

(A)	the Former Accountant has not advised the Registrant that the internal controls necessary for the Registrant to develop reliable financial statements do not exist;
(B)	the Former Accountant has not advised the Registrant that information had come to the accountant's attention that led it to no longer be able to rely on management's representations, or that made it unwilling to be associated with the financial statements prepared by management;
(C)	(1) the Former Accountant has not advised the Registrant of the need to expand significantly the scope of its audit, or that information has come to the accountant's attention that if further investigated could (i) materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report (including information that could prevent it from rendering an unqualified report on those financial statements), or (ii) cause it to be unwilling to rely on management's representations or be associated with the Registrant's financial statements, and (2) due to the accountant's dismissal, or for any other reason, the accountant did not so expand the scope of its audit or conduct such further investigations; or
(D)	(1) the Former Accountant has not advised the Registrant that information has come to the accountant's attention that it concluded materially impacts the fairness or reliability or either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements issued or to be issued covered by an audit report (including information that, unless resolved to the accountant's satisfaction, would prevent it from rendering an unqualified audit report on those financial statements), and (2) due to the accountant's dismissal, or for any other reason, the issue has not been resolved to the accountant's satisfaction prior to its dismissal.

During the two most recent fiscal years, and the subsequent interim period prior to engaging KPMG Peat Marwick LLP, neither the Registrant, nor anyone on its behalf, consulted KPMG Peat Marwick LLP regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, where either a written report was provided to the Registrant or oral advice was provided, that KPMG Peat Marwick LLP concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(l)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in paragraph 304(a)(l)(v) of Regulation S-K).

The Registrant has requested that the Former Accountant furnish it with a letter addressed to the SEC stating whether it agrees with the above statements. A copy of the Former Accountant's letter to the SEC dated March 5, 1997 is attached as an exhibit to this report.

                                 	PART III

Item 10 - Directors and Executive Officers of the Registrant

                              									Positions and         	Years of Service
	                                    		Offices With              	With the
Executive Officer	            	 Age    	Registrant	              Registrant


Charles S. Boyd		               	55	   Director1 , President	         33*
								                               and CEO

James H. Childers	              	54   	Executive Vice President,	     27*
								                               Secretary, General Counsel,
								                               Director2


Additional information required by Item 10 is hereby incorporated by reference from the Registrant's definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 13, 1997 which will be filed with the Commission in March 1997, pursuant to Regulation 14A.

*	Includes years of service with the Registrant and Farmers Bank & Capital Trust
  Co.

1	Also a director of Farmers Bank, Horse Cave Bank, Farmers Georgetown Bank,
  United Bank, Lawrenceburg Bank, First Citizens Bank, FCB Services and Money
  One (prior to the dissolution of Money One in 1996).

2	A director of Farmers Georgetown Bank.

Item 11 - Executive Compensation

Item 12 - Security Ownership of Certain Beneficial Owners and Management

Item 13 - Certain Relationships and Related Transactions

The information required by Items 11 through 13 is hereby incorporated by reference from the Registrant's definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 13, 1997 which will be filed with the Commission in March 1997, pursuant to Regulation 14A.


                                   PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	List of documents and exhibits

		1 & 2	Financial Statements and Schedules			        Reference (page)

				Report of Independent Accountants			                    	28

				Consolidated Balance Sheets at
					December 31, 1996 and 1995	                          			29

				Consolidated Statements of Income
					for the years ended December 31,
					1996, 1995 and 1994                                 				30

				Consolidated Statements of Changes in
					Shareholder Equity for the years
					ended December 31, 1996, 1995 and 1994	              			31

				Consolidated Statements of Cash Flows
					for the years ended December 31,
					1996, 1995 and 1994				                                 32

				Notes to the Consolidated Financial Statements     	 	33-48

		All schedules are omitted for the reason they are not required, or are not applicable, or the required information is disclosed elsewhere in the financial statements and related notes thereto.

		3.	Exhibits:

				16.	Letter re change in certifying accountant
				21.	Subsidiaries of the Registrant
    27. Financial Data Schedule

(b)	Reports on Form 8-K

		No reports on Form 8-K have been filed by the Registrant during the three month period ended December 31, 1996.

(c)	Exhibits

		See list of exhibits set forth on page 53.

(d)	Separate Financial Statements and Schedules

		None

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            							FARMERS CAPITAL BANK CORPORATION

                       		     					By: 	/s/ Charles S. Boyd
								                                Charles Scott Boyd
							                                	President and Chief Executive Officer

                                								Date:	  	3/24/97

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Charles S. Boyd 		    		President, Chief Executive Officer					3/24/97
Charles Scott Boyd	     			and Director (principal executive
						                     officer of the Registrant)

/s/John P. Stewart   						Chairman								                       3/26/97
John Poage Stewart

/s/J. Barry Banker      			Director								                       3/24/97
J. Barry Banker

/s/James E. Bondurant  				Director								                       3/21/97
James E. Bondurant

/s/G. Anthony Busseni  				Director								                       3/24/97
G. Anthony Busseni

/s/J.H. Childers       				Director								                       3/24/97
James H. Childers

/s/J.D. Sutterlin   		 				Director								                       3/25/97
John Douglas Sutterlin

/s/W. Benjamin Crain  					Director								                       3/24/97
W. Benjamin Crain

/s/Lloyd C. Hillard,Jr 				Director								                       3/21/97
Lloyd C. Hillard, Jr.

/s/Ellwood Bruce Dungan  		Director								                       3/24/97
Ellwood Bruce Dungan

/s/Harold G. Mays    						Director								                       3/27/97
Harold G. Mays

/s/Frank W. Sower, Jr  				Director								                       3/26/97
Frank W. Sower, Jr.

/s/C. Douglas Carpenter  		Vice President and CFO									        3/20/97
Cecil Douglas Carpenter				(principal financial and
						                     accounting officer)


                      FARMERS CAPITAL BANK CORPORATION
                           	INDEX OF EXHIBITS

16.	Letter re change in certifying accountant

21.	Subsidiaries of the Registrant

27. Financial Data Schedule


                               Exhibit 16
              	Letter re Change in Certifying Accountant



Coopers 	                  	Suite 1800				             Telephone (502)589-6100
& Lybrand, L.L.P.				       500 West Main Street	   		 Facsimile (502)585-7775
						                      Louisville, KY 40202-4264





March 5, 1997


Securities and Exchange Commission
450 5th Street, N.W.
Washington, D.C. 20549

Gentlemen:

We have read the statements made by Farmers Capital Bank Corporation (copy attached), which we understand will be filed with the Commission, pursuant to
Item 4 of Form 8-K, as part of the Company's Form 8-K report for the month of March 1997. We agree with the statements concerning Coopers & Lybrand L.L.P. in such Form 8-K.

Very truly yours,



/s/Coopers & Lybrand L.L.P.

JFF:jkh

Attachment


                                 EXHIBIT 21
                      	Subsidiaries of the Registrant

The following table provides a listing of the direct and indirect operating subsidiaries of the Registrant, the percent of voting stock held by the Registrant as of December 31, 1996 and the jurisdiction or organization in which each subsidiary was incorporated or organized.

                                                  								Percentage of Voting
                                  					 	Jurisdiction       	Stock held by
Subsidiaries of the Registrant			       of Organization		      Registrant

Farmers Bank & Capital Trust Co.		          Kentucky	             	100%

United Bank & Trust Company	              		Kentucky	             	100%

First Citizens Bank, Hardin County, Inc.	  	Kentucky	             	100%

Lawrenceburg National Bank			               Kentucky		             100%

Farmers Bank and Trust Company		            Kentucky             		100%

Horse Cave State Bank	                   			Kentucky             		100%

FCB Services, Incorporated	               		Kentucky	             	100%

Farmers Capital Insurance Company 1		       Kentucky	             	100%

Farmers Bank Realty Company 2	           	 	Kentucky

Frankfort ATM Ltd. 3		                    		Kentucky

Money One Credit of Kentucky. Inc. 2, 5   		Kentucky

Money One Credit Company 4, 5		            	Kentucky

Leasing One Corporation 2	                		Kentucky




1	Dormant company, no activity to date.

2	A wholly-owned subsidiary of Farmers Bank & Capital Trust Company.

3	A fifty (50%) percent owned joint venture of Farmers Bank & Capital Trust
  Company.

4	A partnership of which ninety-eight (98%) is owned by Farmers Bank & Capital
  Trust Company, one (1%) percent is owned by Money One Credit of Kentucky, Inc.
  and one (1%) percent is owned by Farmers Bank Realty Company.

5	On May 31, 1996 all of the loans and fixed assets were sold to unrelated third parties.  The remaining assets were distributed to their shareholders at the close of business on December 31, 1996.