Form 10-Q
period 1997-03-31
FARMERS CAPITAL BANK CORP
filed 1997-05-12
CIK 713095

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            FORM 10Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

                               or

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

P.O. Box 309, 202 West Main Street
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

            Common stock, par value $0.25 per share
         3,788,920 shares outstanding at April 22, 1997

                       TABLE OF CONTENTS


Part I - Financial Information                                  Page No.

  Item 1 - Financial Statements

     Consolidated Balance Sheets -
       March 31, 1997 and December 31, 1996                          3

     Consolidated Statements of Income -
       For the Three Months Ended
       March 31, 1997 and March 31, 1996                             4

     Consolidated Statements of Cash Flows -
       For the Three Months Ended
       March 31, 1997 and March 31, 1996                             5

     Notes to the Consolidated Financial Statements                  6

  Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        8

Part II - Other Information

  Item 1 - Legal Proceedings                                        13

  Item 6 - Exhibits and Reports on Form 8-K                         13


        FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                (In thousands except share data)

                                                 (unaudited)
                                                   March 31,     December 31,
                                                       1997            1996
ASSETS
Cash and cash equivalents:
 Cash and due from banks                         $   73,777     $   52,073
 Interest bearing deposits in other banks             1,718            758
 Federal funds sold and securities purchased
     under agreements to resell                      53,090         69,915

       Total cash and cash equivalents              128,585        122,746

Investment securities:
 Available for sale                                 117,713        109,291
 Held to maturity                                   101,381        111,609
       Total investment securities                  219,094        220,900

Loans                                               560,161        567,447
Less:  Allowance for loan losses                     (8,463)        (8,741)
       Unearned income                               (9,024)        (9,198)
       Loans, net                                   542,674        549,508

Bank premises and equipment                          20,169         19,320
Interest receivable                                   7,301          8,129
Other assets                                          5,677          4,716

TOTAL ASSETS                                    $   923,500    $   925,319

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest bearing                            $   124,309    $   103,488
 Interest bearing                                   642,721        682,822

       Total deposits                               767,030        786,310

Other borrowed funds                                 36,260         20,165
Dividends payable                                     1,556          1,558
Interest payable                                      2,161          2,204
Other liabilities                                     5,570          5,486

       Total liabilities                            812,577        815,723

SHAREHOLDERS' EQUITY
Common stock par value $0.25 per share
 4,804,000 shares authorized; 3,789,020
 and 3,796,982  shares issued and outstanding
 at March 31,  1997 and December 31, 1996              947            949
Capital surplus                                      8,913          8,931
Retained earnings                                  101,612        100,078
Net unrealized loss on securities available
 for sale, net of tax                                 (549)          (362)

       Total shareholders' equity                  110,923        109,596

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                          $   923,500    $   925,319

See notes to the consolidated financial statements


        FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
              (In thousands except per share data)
                           (unaudited)
                                                       Three Months Ended
                                                            March 31,
                                                      1997           1996
INTEREST INCOME
 Interest and fees on loans                     $   12,906     $   13,309
 Interest on investment securities:
   Taxable                                           2,130          2,196
   Nontaxable                                          769            679
 Interest on deposits in other banks                    19             11
 Interest on federal funds sold and securities
   purchased under agreements to resell                739            771

       Total interest income                        16,563         16,966

INTEREST EXPENSE
 Interest on deposits                                6,565          6,936
 Interest on other borrowed funds                      303            387

       Total interest expense                        6,868          7,323

 Net interest income                                 9,695          9,643
 Provision for loan losses                             568          1,270
 Net interest income after provision for
 loan losses                                         9,127          8,373

NONINTEREST INCOME
 Service charges and fees on deposits                1,302          1,226
 Other service charges, commissions, and fees          997            861
 Trust income                                          271            166
 Securities gains                                                      10
 Other                                                 692            634

       Total noninterest income                      3,262          2,897

NONINTEREST EXPENSE
 Salaries and employee benefits                      4,030          4,215
 Occupancy expenses, net                               483            551
 Equipment expenses                                    695            660
 Data processing expense                               250            144
 Bank franchise tax                                    211            261
 Deposit insurance expense                              21              3
 Other                                               1,943          2,013

       Total noninterest expense                     7,633          7,847

Income before income taxes                           4,756          3,423
Income tax expense                                   1,365            968

NET INCOME                                       $   3,391      $   2,455

Per common share:
 Net income                                     $      .89     $     0.64

Dividends declared                               $     .41     $     0.36

Weighted average shares outstanding                  3,795          3,866

See notes to the consolidated financial statements


        FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOW
              (In thousands except per share data)
                           (unaudited)
                                                       Three Months Ended
                                                            March 31,
                                                      1997           1996
Cash flows from operating activities:
 Net income                                    $     3,391    $     2,455
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                     624            631
     Net amortization of securities
       premiums and discounts:
         Available for sale                             10           (149)
         Held to maturity                               22             46
     Provision for loan losses                         568          1,270
     Deferred income tax benefit                        (1)
     Securities gain on call:
         Held to maturity                                             (10)
     Changes in:
         Interest receivable                           828            347
         Other assets                                 (996)         1,195
         Interest payable                              (43)            (3)
         Other liabilities                              84            295

 Net cash provided by operating activities           4,487          6,077

Cash flows from investing activities:
 Proceeds from maturity or call of investment securities:
   Available for sale                               26,052         48,544
   Held to maturity                                 11,932         12,635
 Proceeds from sale of investment securities:
   Available for sale                                   66
 Purchase of investment securities:
   Available for sale                              (34,832)       (64,342)
   Held to maturity                                 (1,726)        (7,542)
 Net decrease in loans receivable                    6,266          5,006
 Purchase of bank premises and equipment            (1,345)          (363)
 Proceeds from sale of equipment                         3

Net cash provided by (used in) investing
 activities                                          6,416         (6,062)

Cash flows from financing activities:
 Net decrease in deposits                          (19,280)        (2,547)
 Dividends paid                                     (1,557)        (1,392)
 Purchase of common stock                             (322)
 Net increase (decrease) in other borrowed funds    16,095         (5,104)

 Net cash used in financing activities              (5,064)        (9,043)

Net change in cash and cash equivalents              5,839         (9,028)

Cash and cash equivalents at beginning of year     122,746        110,184

Cash and cash equivalents at end of period    $    128,585   $    101,156

Supplemental disclosures:

 Cash paid during the period for:
   Interest                                   $      6,941   $      7,326
   Income taxes                                        189           None
 Cash dividend declared and unpaid                   1,556          1,392

See notes to the consolidated financial statements



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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates used in the preparation of the financial statements are based on various factors including the current interest rate environment and the general strength of the local economy. Changes in the overall interest rate environment can significantly affect the Company's net interest income and the value of its recorded assets and liabilities. Actual results could differ from those estimates used in the preparation of the financial statements.

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and the footnotes required by generally accepted accounting principles for complete statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 2 - RECLASSIFICATIONS

Certain reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation. These reclassifications do not affect net income or shareholders' equity as previously reported.

NOTE 3 - ADOPTION OF NEW ACCOUNTING PRINCIPLES

On January 1, 1997, the Company implemented Statement of Financial Accounting Standard ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extingishments of Liabilities." Under this standard, accounting for transfers and servicing of financial assets and extinguishments of liabilities is based on control. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished.

The implementation of SFAS No. 125 did not have a material effect on the Company's financial statements.


       FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 1997 vs. First Quarter 1996

The Company reported earnings of $3.4 million, or $.89 per share, for the first quarter of 1997 compared to earnings of $2.5 million, or $.64 per share for the first quarter of 1996.

A reduction in the provision for loan losses of $702 thousand and the recovery of legal fees in the amount of $189 thousand contributed significantly to the increase in earnings for the first quarter of 1997 compared to the first quarter of 1996.

Return on average assets was 1.51% for the first quarter of 1997, compared to 1.10% reported for the same period of 1996. Return on average equity was 12.48% for the first quarter of 1997, an increase from 9.37% during the same period of 1996.

                   STATEMENT OF INCOME REVIEW

Net Interest Income

Net interest income totaled $9.7 million for the first quarter of 1997 compared to $9.6 million for the first quarter 1996. Interest and fees on loans decreased $403 thousand or 3.0%. This decrease relates primarily to the sale of Money One, The Company's consumer finance subsidiary, in 1996. Interest on taxable securities decreased $66 thousand, or 3.0% and interest on nontaxable
securities is up $90 thousand, or 13.3%.   Interest on short term investments is
down $32 thousand, or 4.2%.

Interest expense on deposits is down $371 thousand, or 5.3%. This decrease is partially due to the repricing of a substantial base of the Company's Certificates of Deposit. Interest on short term borrowings is down $84 thousand, or 21.7%.

The net interest margin (net interest income as a percentage of average earning assets), decreased to 4.94% during the first quarter of 1997 compared to 4.99% in the first quarter of 1996. The spread between rates earned and paid decreased to 4.20% compared to 4.26% in the first quarter of 1996.

Asset Quality

The provision for loan losses decreased $702 thousand or 55.3% compared to the first quarter 1996. The Company had net charge-offs of $846 thousand in the first quarter of 1997 compared to net charge-offs of $934 thousand in the same period of 1996. The allowance for loan losses was 1.54% of net loans in the first quarter of 1997, down 3 basis points from year end 1996. Management feels the current reserve is adequate to cover any potential future losses within the loan portfolio. Management also continues to emphasize collection efforts and evaluation of risks within the portfolio.


Noninterest Income

Noninterest income of $3.3 million increased $365 thousand, or 12.6% from the first quarter of 1996. A refund of legal fees expensed in prior periods of $189 thousand contributed significantly to the increase. Service charges on deposits of $1.3 million increased $76 thousand or 6.2% from the first quarter of 1996. Other service charges, commissions, and fees increased $136 thousand or 16% to $997 thousand from the first quarter of 1996. Trust fees increased $105 thousand, or 63% to $271 thousand. This is primarily the result of reporting income from trust services on the accrual basis of accounting instead of the cash basis which had been used in prior periods. The Company believes the accrual basis of accounting better reflects the income earned on trust services, and does not believe the change will be material for the year ended December 31, 1997.

Noninterest Expense

Total noninterest expenses decreased $214 thousand or 2.7% from the first quarter of 1996 to $7.6 million. Salaries and benefits, the largest component of noninterest expense, decreased $185 thousand, or 4.4%. Occupancy expense, net of rental income, decreased $68 thousand to $483 thousand. These reductions are primarily the result of the sale of Money One, the Company's consumer finance subsidiary, during 1996. Equipment expenses increased $35 thousand, or 5.3%. Data processing expense increased 74% from $144 thousand to $250 thousand for the first quarter of 1997. The increase is primarily attributable to an increase in credit card interchange and processing. Bank franchise taxes decreased $50 thousand, or 19.2%. FDIC insurance expense increased $18 thousand to 21 thousand for the first quarter of 1997.

Income taxes

Income tax expense increased $397 thousand, or 41.0% from the first quarter of 1996 to $1.4 million. The first quarter 1997 effective tax rate was 28.7%, up slightly from 28.3% in the first quarter of 1996.

                      BALANCE SHEET REVIEW

Total assets were $924 million on March 31, 1997, less than a 1% decrease from December 31, 1996. Assets averaged $912 million for the first quarter of 1997, an increase of $13 million, or 1.4% from year end 1996.

Loans

Loans, net of unearned income, decreased $7.1 million, or 1.3% from December 31, 1996 to $551 million. On average, loans represented 67.5% of earning assets compared to 67.0% for year end 1996. When loan demand is down, the available funds are redirected to either temporary investments or investment securities.

Temporary Investments

Federal funds sold and securities purchased under agreements to resell averaged $58.9 million, an increase of $7.3 million, or 14.2% from year end 1996.


Investment Securities

Investment securities were $219 million on March 31, 1997, a decrease of $1.8 million, or less than 1% from year end 1996. Available for sale and held to maturity securities were $118 and $101 million, respectively. Investment securities averaged $211 million for the first quarter of 1997, a decrease of $7.1 million, or 3.3% from year end 1996. The net unrealized loss on securities available for sale, net of taxes, was $549 thousand on March 31, 1997, as compared to $362 thousand on December 31, 1996.

Nonperforming assets

Nonperforming assets totaled $5.8 million on March 31, 1997, down $800 thousand or 11.1% from $6.6 million at year end 1996. Nonperforming assets to total equity decreased from 6.1% at year end 1996 to 5.3% at March 31, 1997. Nonperforming assets as a percentage of loans and other real estate decreased from 1.18% at year end to 1.06%. The Company's loan policy includes strict guidelines for approving and monitoring loans. This along with management's efforts to improve the quality of the loan portfolio has decreased the Company's nonperforming assets 66.6% since December 31, 1992.

Other real estate owned which had a zero balance at year end 1996, increased to $93 thousand on March 31, 1997.

Deposits

Total deposits decreased $19.3 million, or 2.5%, from year end 1996 to $767 million. The Company's lead bank, Farmers Bank & Capital Trust Company, is the depository of the Commonwealth of Kentucky in Frankfort. As such, fluctuations in deposits are not unexpected. Deposits averaged $768 million, an increase of $14.5 million, or 1.9% from year end 1996.

Borrowed Funds

Borrowed funds totaled $36.3 million, an increase of $16.1 million, or 79.8% from year end 1996. This increase is due to repurchase agreements with the Commonwealth of Kentucky. The fluctuations are due to the relationship with the Commonwealth of Kentucky as described above. Borrowed funds averaged $27 million, a decrease of $2.4 million, or 0.1%.

Shareholders' Equity

Shareholders' equity was $111 million on March 31, 1997, increasing $1 million from year end 1996. The Company purchased 7,962 shares of its outstanding common stock during the first quarter of 1997 for a total cost of $322 thousand. Dividends of $1.6 million were declared during the first quarter of 1997. The Company's capital ratios as of March 31, 1997, the regulatory minimums and the regulatory standard for a "well capitalized" institution are as follows:


                                Farmers Capital     Regulatory        Well
                               Bank Corporation      Minimum      Capitalized

Tier 1 risk based                     18.43%          4.00%           6.00%

Total risk based                      19.68%          8.00%          10.00%

Leverage                              12.01%          4.00%           5.00%

The capital ratios of all the subsidiary banks, on an individual basis, were in excess of the applicable minimum regulatory capital ratio requirements at March 31, 1997.

Liquidity

The liquidity of the Company is dependent on the receipt of dividends from its subsidiary banks. Management expects that in the aggregate its subsidiary banks will continue to have the ability to dividend adequate funds to the Company during the remainder of 1997.

The Company's objective as it relates to liquidity is to insure that subsidiary banks have funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability. In order to maintain a proper level of liquidity, the banks have several sources of funds available on a daily basis which can be used for liquidity purposes.

These sources of funds are:

     1. The banks' core deposits consisting of both business and nonbusiness deposits

     2. Cash flow generated by repayment of loan principal and interest

     3. Federal funds purchased and securities sold under agreements to repurchase

For the longer term, the liquidity position is managed by balancing the maturity structure of the balance sheet. This process allows for an orderly flow of funds over an extended period of time.


   EFFECT OF IMPLEMENTING RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128 "Earnings Per Share" and SFAS No. 129 "Disclosure of Information About Capital Structure." SFAS No. 128 simplifies the computation of earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. The Statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS.

This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior period EPS data presented. The Company does not expect the implementation of this Statement to have a material effect on the consolidated financial statements.

SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. This Statement contains no change in disclosure requirements for companies that were subject to previously existing requirements. This Statement was issued to eliminate the exemption of nonpublic entities from certain previously issued disclosure requirements.

This Statement is effective for financial statements for periods ending after December 15, 1997. This Statement will not have an effect on the Company's consolidated financial statements.


Part II

ITEM 1 - LEGAL PROCEEDINGS

There are no significant changes in contingencies or commitments, including pending litigation to report at this time.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits - none

b)   Reports on Form 8-K
     On March 7, 1997 the Company filed a report on Form 8-K pursuant to Item 5 of that form. The Company reported, as a result of a formal proposal process, the appointment of KPMG Peat Marwick LLP as its principal accountants. The appointment of KPMG Peat Marwick LLP was approved by the Company's Board of Directors. The Company also reported that there were no disagreements with its former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events. No financial statements were filed as part of that form.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 12, 1997          /s/ Charles S. Boyd
                                 Charles Scott Boyd,
                                 President and CEO (Principal Executive Officer)


Date:  May 12, 1997          /s/ C. Douglas Carpenter
                                 Cecil Douglas Carpenter
                                 Vice President and CFO (Principal Financial and Accounting Officer)