Form 10-Q
period 1997-06-30
FARMERS CAPITAL BANK CORP
filed 1997-08-14
CIK 713095

UNITED STATES
	                      SECURITIES AND EXCHANGE COMMISSION
	                            Washington, DC 20549

                                 	FORM 10-Q

           	[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  	OF THE SECURITIES EXCHANGE ACT OF 1934

               	For the quarterly period ended June 30, 1997

                                  	or

        	[ ] Transition Report Pursuant to Section 13 or 15(d) of
	                   the Securities Exchange Act of 1934

                     	For the transition period from
                      	____________ to ____________

                     	Commission File Number 0-14412

                     Farmers Capital Bank Corporation
          (Exact name of registrant as specified in its charter)

        		Kentucky			                             			61-1017851
(State or other jurisdiction of      (I.R.S. Employer Identification Number)
incorporation	or organization)


P.O. Box 309, 202 West Main Street
Frankfort, Kentucky						                               	40602
(Address of principal executive offices)				          (Zip Code)

Registrant's telephone number, including area code:  (502) 227-1600

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

              	    Common stock, par value $0.25 per share
                3,781,220 shares outstanding at August 8, 1997

                            	TABLE OF CONTENTS


Part I - Financial Information						                            	Page No.

  Item 1 - Financial Statements

     Consolidated Balance Sheets -
       June 30, 1997 and December 31, 1996	              				        3

     Consolidated Statements of Income -
       For the Three Months and Six Months Ended
       June 30, 1997 and June 30, 1996				                 	        	4

     Consolidated Statements of Cash Flows -
       For the Six Months Ended
       June 30, 1997 and June 30, 1996	                 					        5

     Notes to the Consolidated Financial Statements				              6

  Item 2 - Management's Discussion and Analysis of Financial
	          Condition and Results of Operations					                  8

Part II - Other Information

 	Item 4 - Submission of Matters to a Vote of Security Holders		    15

  Item 6 - Exhibits and Reports on Form 8-K                         15



                  FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                         (In thousands except share data)


                                                      	(unaudited)
                                                         	June 30,		December 31,
                                                            	1997       			1996
ASSETS
Cash and cash equivalents:
  Cash and due from banks	                              $		97,280	    $		52,073
  Interest bearing deposits in other banks	               		3,098	        		758
  Federal funds sold and securities purchased
     under agreements to resell		                         	16,940        69,915

        Total cash and cash equivalents		                	117,318	    		122,746

Investment securities:
  Available for sale			                                   128,513    			109,291
  Held to maturity			                                     102,248    			111,609
     			Total investment securities	                    		230,761	    		220,900

Loans                                               						572,518    			567,447
Less:
 	Allowance for loan losses		                             	(8,850)	    		(8,741)
 	Unearned income		                                       	(9,019)    			(9,198)
 	Loans, net		                                          		554,649    			549,508

Bank premises and equipment	                             		20,539     			19,320
Interest receivable		                                      	8,138      			8,129
Deferred income taxes		                                      	592        			613
Other assets		                                           			5,499		      	4,103

TOTAL ASSETS                                          	$		937,496	   $		925,319


LIABILITIES
Deposits:
  Noninterest bearing	                                 $		138,496	   $		103,488
  Interest bearing			                                     626,026		    	682,822

        Total deposits			                                 764,522		    	786,310

Other borrowed funds                                    			52,053	     		20,165
Dividends payable			                                        1,552      			1,558
Interest payable			                                        	2,100			      2,204
Other liabilities		                                       		4,222	      		5,486

         Total liabilities	                             		824,449     		815,723

SHAREHOLDERS' EQUITY
Common stock par value $0.25 per share
 4,804,000 shares authorized; 3,781,220 and
 3,796,982 shares issued and outstanding
 at June 30,1997 and December 31, 1996			                     945        			949
Capital surplus		                                         		8,894	      		8,931
Retained earnings			                                      103,544	    		100,078
Net unrealized loss on securities available
 for sale, 	net of tax		                                   		(336)	      		(362)

        Total shareholders' equity		                     	113,047		    	109,596

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	            $		937,496	   $		925,319

See notes to the consolidated financial statements




                  FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands except per share data)
                                 (unaudited)

                                     					Three Months Ended	  Six Months Ended
                                           					June 30,	            June 30,
                 					                       1997      1996    	 1997      1996
INTEREST INCOME
Interest and fees on loans	              $	13,066  $	13,335  $	25,972  $	26,644
Interest on investment securities:
   Taxable		                               	2,207	   	2,357   		4,337   		4,553
   Nontaxable		                              	775	    		709   		1,544    	1,388
Interest on deposits in other banks	          	30      		20	      	49       	31
Interest on federal funds sold and
   securities	purchased under
   agreements to resell		                     635     		611   		1,374   		1,382

         Total interest income		           16,713  		17,032  		33,276  		33,998

INTEREST EXPENSE
Interest on deposits		                      6,417   		6,728	  	12,982   	13,664
Interest on other borrowed funds	 	           302	     	383     		605     		770

         Total interest expense	           	6,719	   	7,111	  	13,587  		14,434

Net interest income		                       9,994   		9,921	  	19,689	  	19,564
Provision for loan losses		                   518	   	1,819	   	1,086	   	3,089
Net interest income after provision
   for loan losses		                        9,476	   	8,102	  	18,603	  	16,475

NONINTEREST INCOME
Service charges and fees on deposits	 	     1,273	   	1,341   		2,575	   	2,567
Other service charges, commissions,
   and fees	                                 	919	     	860	   	1,916   		1,721
Data processing income		                      410	     	328	     	758	     	687
Trust income		                               	268	     	224	     	539     		390
Investment securities gains									                                         10
Gain on sale of loans		                         4	   	3,052	       	8	   	3,239
Other				                                     121	     	371	     	461     		131

         Total noninterest income		         2,995	   	5,848	   	6,257	   	8,745

NONINTEREST EXPENSE
Salaries and employee benefits	            	3,728	   	4,281   		7,758	   	8,496
Occupancy expense, net		                      506     		492     		989	   	1,043
Equipment expense	                           	692	     	644	   	1,387	   	1,304
Data processing expense	                     	238     		246	     	488	     	390
Bank franchise tax	                          	281	     	260	     	492     		521
Deposit insurance expense	                    	29	       	3	      	50       		6
Other			                                   	1,691	   	1,840	   	3,634	   	3,853

         Total noninterest expense		        7,165   		7,766	  	14,798  		15,613

Income before income taxes	                	5,306	   	6,184	  	10,062	   	9,607
Income tax expense		                        1,521	   	1,995	   	2,886   		2,963

NET INCOME	                              	$	3,785	  $	4,189	  $	7,176	  $	6,644

Per common share:
 Net income		                              $	1.00   	$	1.08	   $	1.89   	$	1.72
 Dividends declared	                       $ 	.41	   $ 	.36	   $	 .82   	$	 .72

Weighted average shares outstanding		       3,786	   	3,866	   	3,791   		3,866

See notes to the consolidated financial statements


                   FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands)
                                    (unaudited)
		                                                           Six Months Ended
		     	                                                          June 30,
                                                           	1997       				1996
Cash flows from operating activities:
 Net income                                           		$		7,176     		$		6,644
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization			                      1,294	      			1,251
     Net amortization of securities
       premiums and discounts:
         Available for sale	                                		14      				(272)
         Held to maturity		                                  	44         				68
     Provision for loan losses			                          1,086	      			3,089
     Gain on sale of loans		                                 	(8)	    			(3,239)
     Loss on sale of fixed assets		                           	4
     Securities gain on call:
       Held to maturity						                                              	(10)
     Increase in interest receivable 	                        (9)	      			(519)
     (Increase) decrease in other assets	               		(1,660)			     	1,223
     Decrease in interest payable	                        		(104)      				(91)
     Increase (decrease) in other liabilities			          (1,264)		       		869

 Net cash provided by operating activities		              	6,573      				9,013

Cash flows from investing activities:
 Proceeds from maturity or call of investment securities:
   Available for sale		                                  	59,075     				84,978
   Held to maturity			                                    15,916	     			18,961
	Proceeds from sale of investment securities:
		 Available for sale		                                      	66
 Purchase of investment securities:
   Available for sale	                                 		(78,330)	   			(97,136)
   Held to maturity			                                    (6,559)	   			(13,053)
 Loans originated for investment, net of
	  principal collected		                                	(14,559)		   		(11,737)
 Purchase of bank premises and equipment		               	(2,256)	      			(765)
	Proceeds from sale of equipment		                            	3	        			180
	Proceeds from sale of loans		                            	8,340	     			14,792

Net cash used in investing activities	                 		(18,344)    				(3,780)

Cash flows from financing activities:
 Net increase (decrease) in deposits		                  	(21,788)	     			2,229
 Dividends paid			                                       	(3,113)	    			(2,784)
 Purchase of common stock		                                	(644)
 Net increase in other borrowed funds                  			31,888	      			5,175

Net cash provided by financing activities		               	6,343	      			4,620

Net increase (decrease) in cash and cash equivalents   			(5,428)     				9,853

Cash and cash equivalents at beginning of year	        		122,746	    			110,184

Cash and cash equivalents at end of period           	$		117,318   		$		120,037

Supplemental disclosures:

 Cash paid during the period for:
   Interest			                                         $		13,691    		$		14,525
   Income taxes			                                         2,729	      			1,800
Cash dividend declared and unpaid		                       	1,552      				1,392

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates used in the preparation of the financial statements are based on various factors including the current interest rate environment and the strength of the local economy. Changes in the overall interest rate environment can significantly affect the Company's net interest income and the value of its recorded assets and liabilities. Actual results could differ from those estimates used in the preparation of the financial statements.

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and the footnotes required by generally accepted accounting principles for complete statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included. Results from interim periods are not necessarily indicative of results to be expected for the full year.

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

NOTE 3 - ADOPTION OF NEW ACCOUNTING PRINCIPLES & DISCLOSURE REQUIREMENTS

On January 1, 1997, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extingishments of Liabilities." Under this standard, accounting for transfers and servicing of financial assets and extinguishments of liabilities is based on control. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinquished.

The implementation of SFAS No. 125 did not have a material effect on the Company's consolidated financial statements, as the Company enters into a very limited number of sales of financial assets.

On January 28, 1997 the Securities and Exchange Commission adopted rules to clarify and expand existing disclosure requirements about derivatives and other financial instruments as well as derivative commodity instruments. These rules require enhanced disclosure of accounting policies for derivative financial instruments and derivative commodity instruments. These rules also expand existing disclosure requirements to include quantitative and qualitative information about market risk inherent in market risk sensitive instruments. Accounting policy disclosures are required in the first quarterly report filed for a period ended after June 15, 1997. Following are the Company's derivative accounting policy disclosures.

A derivative financial instrument includes futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics. The Company currently does not enter into futures, forwards, swaps, or options. However, the Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Company. Stanby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions.

Commitments to extend credit and standby letters of credit are not recorded as an asset or liability by the Company until the instrument is exercised.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                     Second Quarter 1997 vs. Second Quarter 1996

Net income for the second quarter of 1997 was $3.8 million or $1.00 per share compared to earnings of $4.2 million or $1.08 per share for the same period in 1996. Earnings for the second quarter of 1996 were boosted by the $2.0 million after tax gain on the sale of the Company's consumer finance subsidiary. Excluding this gain, net income increased $1.6 million for the quarter ended June 30, 1997 compared to the same quarter in 1996. The second quarter provision for loan losses decreased $859 thousand, net of tax, when compared to 1996.

Return on average assets was 1.68% for the second quarter of 1997, compared to 1.86% reported for the same period of 1996. Return on average equity was 13.60% for the second quarter of 1997, a decrease from 15.64% during the same period of 1996.

Net Interest Income

Net interest income totaled $10.0 million for the second quarter of 1997 compared to $9.9 million for the second quarter 1996. Interest and fees on loans decreased $269 thousand or 2.0%. This decrease relates primarily to the sale of Money One, the Company's consumer finance subsidiary, in 1996. Interest on taxable securities decreased $150 thousand, or 6.4% and interest on
nontaxable securities increased $66 thousand, or 9.3%.   Interest on short term
investments increased $34 thousand, or 5.4%.

Interest expense on deposits decreased $311 thousand, or 4.6%. This decrease is partially due to the repricing of a substantial base of the Company's certificates of deposit. Interest on short term borrowings decreased $81 thousand, or 21.1%.

The net interest margin (net interest income as a percentage of average earning assets), increased to 5.13% during the second quarter of 1997 compared to 5.11% in the second quarter of 1996. The spread between rates earned and paid decreased to 4.37% compared to 4.38% in the second quarter of 1996.

Asset Quality

The Company continues to emphasize the importance of maintaining a quality loan portfolio. These efforts have produced a decrease in the provision for loan losses, net charge offs and nonperforming assets when compared to the prior period. The provision for loan losses decreased $1.3 million, or 71.5% compared to the second quarter 1996. The Company had net charge-offs of $131 thousand in the second quarter of 1997 compared to net charge-offs of $2.3 million in the same period of 1996. These reductions are the result of the sale of Money One in the prior year and management's continuing efforts to improve the Company's overall loan quality. The allowance for loan losses was 1.57% of net loans in the second quarter of 1997, up 3 basis points from the same period in 1996. Management continues to emphasize collection efforts and the evaluation of risks within the portfolio.

Noninterest Income

Noninterest income of $3.0 million decreased $2.9 million, or 48.8% from the second quarter of 1996. The decrease is primarily the result of the $3.0 million gain on the sale of the Company's consumer finance subsidiary during 1996. Service charges and fees on deposits of $1.3 million was unchanged from the second quarter of 1996. Other service charges, commissions, and fees increased $59 thousand, or 6.9% to $919 thousand from the second quarter of 1996. Data processing fees increased $82 thousand, or 25% to $410 thousand. Trust fees increased $44 thousand, or 19.6% to $268 thousand.

Noninterest Expense

Total noninterest expenses decreased $601 thousand or 7.7% from the second quarter of 1996 to $7.2 million. Salaries and benefits, the largest component of noninterest expense, decreased $553 thousand, or 12.9%. These reductions are primarily the result of the sale of Money One, the Company's consumer finance subsidiary, during 1996. Occupancy expense, net of rental income, increased
$14 thousand to $506 thousand. Equipment expenses increased $48 thousand, or 7.5%. Data processing expense decreased 3.3% from $246 thousand to $238 thousand for the second quarter of 1997. Bank franchise taxes increased $21 thousand, or 81%. FDIC insurance expense increased $26 thousand to $29 thousand for the second quarter of 1997.

Income taxes

Income tax expense for the second quarter of 1997 was $1.5 million compared to $2.0 million for the same period in 1996. The second quarter 1997 effective tax rate was 28.7%, down from 32.3% in the second quarter of 1996.


                         First six months of 1997

Net income for the six months ended June 30, 1997 was $7.2 million, or $1.89 per share compared to $6.6 million, or $1.72 per share for the same period in 1996. Excluding the after tax gain of $2.0 million for the sale of the Company's consumer finance subsidiary in the prior year, net income increased $2.5 million for the first six months of 1997 compared to the same period last year. The increase in earnings is primarily due to the reduction of the provision for loan losses and the reduction of the overhead expenses of the consumer finance subsidiary in the amount of $1.3 million and $751 thousand, respectively, net of tax.

Return on average assets was 1.59%, compared to 1.48% for the same period in 1996. Return on average equity was 13.05%, up from 12.55% for the first six months of 1996.

Net interest income

Net interest income totaled $19.7 million for the first six months of 1997 compared to $19.6 million for the first six months of 1996. Interest and fees on loans decreased $672 thousand or 2.5%. This decrease relates primarily to the sale of Money One, the Company's consumer finance subsidiary. Interest on taxable securities decreased $216 thousand, or 4.7% and interest on nontaxable securities increased $156 thousand or 11.2%. Interest on short term investments increased $10 thousand, or less than 1%.

Interest expense on deposits decreased $682 thousand, or 5.0%. This decrease is partially due to the repricing of a substantial base of the Company's certificates of deposit. Interest on short term borrowings decreased $165 thousand, or 21.4%.

The net interest margin (net interest income as a percentage of average earning assets), decreased to 5.03% during the first six months of 1997 compared to 5.05% for the same period in 1996. The spread between rates earned and paid decreased to 4.29% compared to 4.31% for the first six months of 1996.

Asset Quality

The provision for loan losses decreased $2.0 million or 64.8% compared to the first six months of 1996. The Company had net charge-offs of $977 thousand for the first six months of 1997 compared to net charge-offs of $3.2 million in the same period of 1996. These reductions are the result of the sale of Money One in the prior year and management's continuing efforts to improve the Company's overall loan quality. The allowance for loan losses was 1.57% of net loans at June 30, 1997, unchanged from year end 1996. Management continues to emphasize collection efforts and evaluation of risks within the portfolio.

Noninterest Income

Noninterest income for the first six months of 1997 was $6.3 million, a decrease of $2.5 million, or 28.5% from the same period in 1996. The decrease is primarily due to the gain on the sale of the Company's consumer finance subsidiary reported in the prior year. Service charges and fees on deposits of $2.6 million was unchanged from the first six months of 1996. Other service charges, commissions, and fees increased $195 thousand or 11.3% to $1.9 million for the six months ended June 30, 1997. Data processing income increased $71 thousand or 10.3% for the period ended June 30, 1997 compared to the same period in 1996. Trust fees increased $149 thousand, or 38.2% to $539 thousand.

Noninterest Expense

Total noninterest expenses decreased $815 thousand, or 5.2%, to $14.8 million for the first six months of 1997 compared to the same period in 1996. Salaries and benefits, the largest component of noninterest expense, decreased $738 thousand, or 8.7%. Occupancy expense, net of rental income, decreased $54 thousand to $989 thousand. These reductions are primarily the result of the sale of Money One, the Company's consumer finance subsidiary, during 1996. Equipment expense increased $83 thousand, or 6.4%. Data processing expense increased 25.1% from $390 thousand to $488 thousand for the six months ended June 30, 1997. The increase is primarily attributable to an increase in credit card interchange and processing. Bank franchise taxes decreased $29 thousand, or 5.6%. FDIC insurance expense increased $44 thousand to $50 thousand for the six months ended June 30, 1997.

Income taxes

Income tax expense for the first six months of 1997 was $2.9 million compared to $3.0 million in 1996. The effective tax rate was 28.7% for the first six months of 1997, down from 30.8% for the same period in 1996.

FINANCIAL CONDITION

Total assets were $937 million on June 30, 1997, an increase of $12.2 million or 1.3% from December 31, 1996. Assets averaged $907 million for the first six months of 1997, an increase of $8 million, or 1.0% from year end 1996.

Loans

Loans, net of unearned income, increased $5.3 million, or 0.9% from December 31, 1996 to $563 million. On average, loans represented 67.9% of earning assets compared to 67.0% for year end 1996. Average loans have increased approximately $20 million since year end. These loans were funded primarily from the proceeds of bond maturities within the investment portfolio, temporary investments and the increase in customer deposits.

Temporary Investments

Time deposits with banks, federal funds sold and securities purchased under agreements to resell averaged $53.4 million, a decrease of $1.7 million, or 3.4% from year end 1996.


Investment Securities

Investment securities were $231 million on June 30, 1997, an increase of $9.9 million, or 4.5% from year end 1996. Available for sale and held to maturity securities were $129 million and $102 million, respectively. Investment securities averaged $210 million for the first six months of 1997, a decrease of $7.9 million, or 3.6% from year end 1996. The net unrealized loss on securities available for sale, net of taxes, was $336 thousand on June 30, 1997, as compared to $362 thousand on December 31, 1996.

Nonperforming assets

Nonperforming assets, consisting of nonaccrual loans, restructured loans, loans past due ninety days or more, and other real estate owned, totaled $5.5 million on June 30, 1997, down $1.1 million or 17.0% from $6.6 million at year end 1996. Nonperforming assets to total equity decreased from 6.0% at year end 1996 to 4.8% at June 30, 1997. Nonperforming assets as a percentage of loans and other real estate decreased from 1.2% at year end to 1.0%. The Company's loan policy includes strict guidelines for approving and monitoring loans. This, along with management's efforts to improve the quality of the loan portfolio has decreased the Company's nonperforming assets 68.8% since December 31, 1992.

Nonaccrual loans were $3.0 million at June 30, 1997, up slightly from $2.9 million at year end 1996. Loans 90 days or more past due decreased to $950 thousand from $1.8 million. Restructured loans were $1.4 million, down from $1.8 million at year end.

Other real estate owned which had a zero balance at year end 1996, increased to $93 thousand at June 30, 1997.

Deposits

Total deposits decreased $21.8 million, or 2.8%, from year end 1996 to $765 million. The Company's lead bank, Farmers Bank & Capital Trust Company, is the depository of the Commonwealth of Kentucky in Frankfort. As such, fluctuations in deposits are not unexpected. Deposits averaged $762 million, an increase of $8.4 million, or 1.1% from year end 1996.

Borrowed Funds

Borrowed funds totaled $52.1 million, an increase of $31.9 million from year end 1996. This increase is due to repurchase agreements with the Commonwealth of Kentucky. The fluctuations are due to the relationship with the Commonwealth of Kentucky as described above. Borrowed funds averaged $28 million, a decrease of $1.4 million, or 4.9%.

CAPITAL RESOURCES

Shareholders' equity was $113 million on June 30, 1997, increasing $3.5 million from year end 1996. During 1996, the Company announced that it would purchase up to 200,000 shares of its outstanding common stock as market conditions permit. At June 30, the Company has repurchased a total of 85,126 shares under this plan for a total cost of approximately $3.4 million. The Company purchased 15,762 shares of its outstanding common stock during the first six months of 1997 for a total cost of $644 thousand. Dividends of $3.1 million, or $.82 per share, were declared during the first six months of 1997, and increase of $.10 per share for the same period in 1996.

Consistent with the objective of operating a sound financial organization, Farmers Capital Bank Corporation maintains capital ratio's well above regulatory requirements. The Company's capital ratios as of June 30, 1997, the regulatory minimums and the regulatory standard for a "well capitalized" institution are as follows:


                              		Farmers Capital    	Regulatory        	Well
	                              Bank Corporation     	Minimum	       Capitalized

Tier 1 risk based                  	18.77%	          	4.00%	        	  6.00%

Total risk based                   	20.02%	          	8.00%	         	10.00%

Leverage                           	12.29%	          	4.00%	        	  5.00%

The capital ratios of all the subsidiary banks, on an individual basis, were well in excess of the applicable minimum regulatory capital ratio requirements at June 30, 1997.

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

These sources of funds are:

     1. 	The subsidiary banks' core deposits consisting of both business and nonbusiness deposits

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

In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 defines comprehensive income as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non owner sources. The Statement requires comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company does not expect the implementation of this Statement to have a meterial effect on the consolidated financial statements.

SFAS No. 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly report to shareholders. This Statement requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. This Statement is effective for fiscal years beginning after December 15, 1997. The Company does not expect the implementation of this Statement to have a material effect on the consolidated financial statements.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company and its subsidiaries operate); competition for the Company's customers from other providers of financial services; government legislation and regulation (which changes from time to time and over which the Company has no control); changes in interest rates; material unforeseen changes in the liquidity, results of operations, or financial condition of the Company's customers; and other risks detailed in the Company's filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.


Part II
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held May 13, 1997. The matters that were voted upon included:

a) 	The election of four directors for three-year terms ending in 2000 or until their successors have been elected and qualified.

b) 	The ratification of the appointment of KPMG Peat Marwick LLP as independent accountants for the Company and its subsidiaries for the calendar year 1997.

The outcome of the voting was as follows:

Name				                         For     	Against     	Withheld    		Abstained
Frank W. Sower, Jr.	          3,190,466	      0	          4,055	          0
J. Barry Banker		             3,190,466	      0	          4,055          	0
Charles S. Boyd              	3,190,466      	0	          4,055          	0
Cecil D. Bell		               3,190,466      	0          	4,055          	0

Ratification of the
appointment of
KPMG Peat Marwick LLP	        3,189,953    	400	              0	      4,168

Listed below is the name of each director whose term of office continued after the meeting:

Frank W. Sower, Jr.	                                James E. Bondurant
J. Barry Banker		                                   James H. Childers
W. Benjamin Crain	                                  E. Bruce Dungan
Lloyd C. Hillard, Jr.	                              Charles S. Boyd
Harold G. Mays	                                     Cecil D. Bell
G. Anthony Busseni	                                 Dr. John P. Stewart

In addition to the directors above, Charles T. Mitchell serves as an advisory director for the Company.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a)  List of Exhibits.

    27     Financial Data Schedule (for SEC only)

b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter



                            	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  	8/12/97               	/s/ Charles S. Boyd
                	              Charles Scott Boyd,
                	              President and CEO (Principal Executive Officer)


Date:   8/12/97               	/s/ C. Douglas Carpenter
                              	Cecil Douglas Carpenter
                              	Vice President and CFO (Principal Financial
               	               and Accounting Officer)