Form 10-Q
period 1997-09-30
FARMERS CAPITAL BANK CORP
filed 1997-11-12
CIK 713095

UNITED STATES
                      	SECURITIES AND EXCHANGE COMMISSION
                             	Washington, DC 20549

                                  	FORM 10-Q

            	[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   	OF THE SECURITIES EXCHANGE ACT OF 1934

             	For the quarterly period ended September 30, 1997

                                      	or

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

                            	Yes   X   No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    	Common stock, par value $0.25 per share
                 3,781,220 shares outstanding at November 10, 1997


                               TABLE OF CONTENTS




Part I - Financial Information							                          Page No.

     Item 1 - Financial Statements

         Consolidated Balance Sheets -
           September 30, 1997 and December 31, 1996				            3

         Consolidated Statements of Income -
           For the Three Months and Nine Months Ended
           September 30, 1997 and September 30, 1996				           4

         Consolidated Statements of Cash Flows -
           For the Nine Months Ended
           September 30, 1997 and September 30, 1996				           5

         Consolidated Statement of Changes in
           Shareholders' Equity - For the Nine Months
           Ended September 30, 1997				                            6

         Notes to the Consolidated Financial Statements				        7

     Item 2 - Management's Discussion and Analysis of Financial
          	   Condition and Results of Operations					             9

Part II - Other Information

	    Item 5 - Other Information       	         					             15

    	Item 6 - Exhibits and Reports on Form 8-K				                16



                 FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                   	(unaudited)
	                                                  September 30,	  December 31,
                                                     	 1997			         1996
ASSETS
Cash and cash equivalents:
Cash and due from banks                          	 $		   98,487	   $		  52,073
Interest bearing deposits in other banks	           		      536			         758
Federal funds sold and securities purchased
  under agreements to resell		  	                        29,311		      	69,915
Total cash and cash equivalents			                      128,334			     122,746

Investment securities:
  Available for sale			                                 102,251			     109,291
  Held to maturity			                                   101,186			     111,609
    Total investment securities			                      203,437		     	220,900

Loans 			                                            			584,517			     567,447
Less:
	 Allowance for loan losses			                           (9,014)			     (8,741)
	 Unearned income		   	                                  (9,014)			     (9,198)
			 Loans, net		                                       	566,489		     	549,508

Bank premises and equipment			                           21,062			      19,320
Interest receivable		   	                                 7,993			       8,129
Deferred income taxes		      	                              389			         613
Other assets                                           			5,389			       4,103

TOTAL ASSETS	                                       $		 933,093	    $		925,319


LIABILITIES
Deposits:
  Noninterest bearing	                              $		 155,068	    $		103,488
  Interest bearing			                                   617,298			     682,822
    Total deposits			                                   772,366			     786,310

Other borrowed funds	 	  	                               37,239			      20,165
Dividends payable		   	                                   1,550			       1,558
Interest payable		    		                                  2,017		 	      2,204
Other liabilities			                                     	4,551			       5,486

Total liabilities	      		                              817,723			     815,723

SHAREHOLDERS' EQUITY
Common stock par value $0.25 per share
  4,804,000 shares authorized; 3,781,220 and 3,796,982
  shares issued and outstanding at September 30,
  1997 and December 31, 1996			                             945            949
Capital surplus			   	                                    8,894          8,931
Retained earnings	      		                              105,455	       100,078
Net unrealized gain (loss) on securities
  available for sale, net of tax		    	     	                76           (362)

Total shareholders' equity	      		                     115,370        109,596

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	        $    933,093		   $  925,319

See notes to the consolidated financial statements


              FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands except per share data)
                               (unaudited)

                                       Three Months Ended	    Nine Months Ended
                                     					September 30,	        September 30,
   						                                1997       1996       1997       1996
INTEREST INCOME
Interest and fees on loans	          $	13,369	  $	12,971	  $	39,341	  $	39,615
Interest on investment securities:
  Taxable		       	                     2,216		    2,332		    6,553      6,885
  Nontaxable		       	                    783			     723		    2,327     	2,111
Interest on deposits in other banks        30	        13    		   79	       	44
Interest on federal funds sold and
  securities purchased under
  agreements to resell		                  554       	686      1,928	     2,068

			 Total interest income		            16,952	    16,725	   	50,228     50,723

INTEREST EXPENSE
Interest on deposits                    6,410	    	6,759    	19,392    	20,423
Interest on other borrowed funds		        465        375      1,070	    	1,145

    Total interest expense		            6,875      7,134     20,462     21,568

Net interest income	       	           10,077     	9,591     29,766     29,155
Provision for loan losses		               407	       468		    1,493      3,557
Net interest income after
 	provision for loan losses		           9,670      9,123     28,273     25,598

NONINTEREST INCOME
Service charges and fees on deposits   	1,397	    	1,359	    	3,972      3,926
Other service charges, commissions,
  and fees                                956	       861    	 2,872      2,582
Data processing income      	            	360	      	345	     1,118      1,032
Trust income		            	               240	       250      	 779	       640
Investment securities gains		               0         	0	      	  0        	10
Gain (loss) on sale of loans               	5	  	    (13)		      13     	3,226
Other		                     		            128		      152 	      589        283

  Total noninterest income		            3,086	     2,954		    9,343	    11,699

NONINTEREST EXPENSE
Salaries and employee benefits	        	4,104	    	4,165    	11,862     12,661
Occupancy expense, net	            	      515       	480     	1,504      1,523
Equipment expense	                       	676       	595	    	2,063		    1,899
Data processing expense	                 	282       	278       	770	       713
Bank franchise tax	                      	287      	 241     	  779	       762
Deposit insurance expense	              	  25         	4         75	        10
Other	                      			         1,906		    1,880      5,540	     5,688

  Total noninterest expense		           7,795		    7,643	    22,593	    23,256

Income before income taxes	            	4,961	     4,434	    15,023     14,041
Income tax expense		                    1,499	     1,297	     4,385      4,260

NET INCOME			                        $  3,462		 $  3,137	  $ 10,638		 $  9,781

Per common share:
  Net income		                       $   0.92	  $  	0.82	  $   2.81		 $   2.54
	 Dividends declared	           	        0.41	    	 0.36	    	 1.23       1.08

Weighted average shares outstanding     3,781     	3,836      3,788     	3,856

See notes to the consolidated financial statements


                FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                          Nine Months Ended
                                                             September 30,
	                                                        1997	   	      		1996

Cash flows from operating activities:
Net income                                         $   10,638       $    9,781
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization			                    1,951				        1,840
    Net amortization of securities
      premiums and discounts:
        Available for sale			                               0 				        (365)
        Held to maturity			                                53 				          88
    Provision for loan losses		   	                     1,493 				       3,557
    Gain on sale of loans		                              	(13)		    		  (3,226)
    Loss on sale of fixed assets			                         6 				           8
    Securities gain on call:
      Held to maturity	              	                      0  			    	    (10)
			 Decrease (increase) in interest receivable			         136             	(96)
			 (Increase) decrease in other assets	     	        	(1,686)		          	878
			 Decrease in interest payable			                      (187)           	(158)
			 (Decrease) increase in other liabilities			          (935)	    		    1,212

  Net cash provided by operating activities		          11,456      	   	13,509

Cash flows from investing activities:
Proceeds from maturity or call of investment securities:
  Available for sale			                                99,923 			    	  99,724
  Held to maturity		                                  	25,101 				      36,471
Proceeds from sale of investment securities:
		Available for sale	       		                             66
Purchase of investment securities:
  Available for sale	                                 (92,288)        (114,594)
  Held to maturity		                                  (14,731)	     			(24,309)
Loans originated for investment, net of
	 principal collected		                               (26,166)	     		 (22,313)
Purchase of bank premises and equipment			             (3,302)		    		  (1,168)
Proceeds from sale of equipment	 	 	                        5 	   			      180
Proceeds from sale of loans			                          7,704        	  15,513

  Net cash used in investing activities			             (3,688)			    	 (10,496)

Cash flows from financing activities:
Net (decrease) increase in deposits		                 (13,944)		   	   	14,454
Dividends paid			                                     	(4,666)      				(4,176)
Purchase of common stock	                              		(644)		      		(2,650)
Net increase (decrease) in other borrowed funds	       17,074 	      			(3,039)

Net cash provided by financing activities			           (2,180)	       			4,589

Net increase (decrease) in cash and cash equivalents			 5,588				        7,602

Cash and cash equivalents at beginning of year	       122,746 	     			110,184

Cash and cash equivalents at end of period	        $  128,334			    $		117,786

Supplemental disclosures:
Cash paid during the period for:
  Interest			                                      $   20,649 		    $ 		21,726
  Income taxes		                                        4,249 				      	2,835
Cash dividend declared and unpaid		                     1,550			     	  	1,381

See notes to the consolidated financial statements


                  FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         (In thousands except per share data)
                                      (unaudited)



                                                Net Unrealized
      		                                          Gain (Loss)	        Total
                    Common  Capital  Retained    on Securities   	 Shareholders'
                     Stock  Surplus  Earnings  Available for Sale     Equity


Balance at
 January 1, 1997    $  949  $ 8,931  $ 100,078         $    (362)  $   109,596
Cash dividends
 declared $1.23
 per share       				                   (4,658)	                   	    (4,658)
Purchase of 15,762
 shares of common
 stock          	 	     (4)     (37)      (603)	                		        (644)
Net income								  	                   10,638                          10,638
Change in net
 unrealized loss on
 securities available
 for sale, net of tax  	       	                             438           438
Balance at  September
 30, 1997            $ 945  $ 8,894  $ 105,455          $     76   $   115,370


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

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and the footnotes required by generally accepted accounting principles for complete statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation os such financial statements, have been included. Results of interim periods are not necessarily indicative of results expected for the full year.

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




          	FARMERS CAPITAL BANK CORPORATION AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Third Quarter 1997 vs. Third Quarter 1996

Net income for the third quarter of 1997 was $3.5 million or $.92 per share compared to earnings of $3.1 million or $.82 per share for the same period in 1996. The increase in third quarter income was primarily due to a 5% increase in net interest income and a slight decrease in the provision for loan losses.

Return on average assets was 1.53% for the third quarter of 1997, compared to 1.40% reported for the same period of 1996. Return on average equity was 12.06% for the third quarter of 1997, an increase from 11.67% during the same period of 1996.

Net Interest Income

Net interest income totaled $10.1 million for the third quarter of 1997 compared to $9.6 million for the third quarter 1996. Interest and fees on loans increased $398 thousand or 3.1%. Interest on taxable securities decreased $116 thousand, or 5.0% and interest on nontaxable securities increased $60 thousand,
or 8.3%.   Interest on short term investments decreased $115 thousand, or 16.5%.

Interest expense on deposits decreased $349 thousand, or 5.2%. This decrease is partially due to the repricing of a substantial base of the Company's certificates of deposit. Interest on other borrowed funds increased $90 thousand to $465 thousand.

The net interest margin (net interest income as a percentage of average earning assets), increased to 5.12% during the third quarter of 1997 compared to 4.89% in the third quarter of 1996. The spread between rates earned and paid increased to 4.32% compared to 4.13% in the third quarter of 1996.

Asset Quality

The Company continues to emphasize the importance of maintaining a quality loan portfolio. These efforts have produced a decrease in the provision for loan losses, net charge offs and nonperforming assets when compared to the prior period. The provision for loan losses decreased $61 thousand, or 13% compared to the third quarter 1996. The Company had net charge-offs of $243 thousand in the third quarter of 1997 compared to net charge-offs of $310 thousand in the same period of 1996. The allowance for loan losses was 1.57% of net loans in the third quarter of 1997, an increase of 3 basis points from the same period in 1996. Management continues to emphasize collection efforts and evaluation of risks within the portfolio.

Noninterest Income

Noninterest income of $3.1 million increased $132 thousand, or 4.5% from the third quarter of 1996. Service charges and fees on deposits of $1.4 million was unchanged from the third quarter of 1996. Other service charges, commissions, and fees increased $95 thousand, or 11.0% to $956 thousand from the third quarter of 1996. Data processing fees increased $15 thousand, or 4.3% to $360 thousand. Trust fees decreased $10 thousand, or 4.0% to $240 thousand.

Noninterest Expense

Total noninterest expenses increased $152 thousand or 2.0% from the third quarter of 1996 to $7.8 million. Salaries and employee benefits, the largest component of noninterest expense, decreased $61 thousand, or 1.5%. Occupancy expense, net of rental income, increased $35 thousand to $515 thousand. Equipment expenses increased $81 thousand, or 13.6%. Data processing expense increased 1.4% from $278 thousand to $282 thousand for the third quarter of 1997. Bank franchise taxes increased $46 thousand, or 19.1%. Deposit insurance expense increased $21 thousand to $25 thousand for the third quarter of 1997.

Income taxes

Income tax expense for the third quarter of 1997 was $1.5 million compared to $1.3 million for the same period in 1996. The third quarter 1997 effective tax rate was 30.2%, an increase from 29.3% in the third quarter of 1996.

First nine months of 1997

Net income for the nine months ended September 30, 1997 was $10.6 million, or $2.81 per share compared to $9.8 million, or $2.54 per share for the same period in 1996. Excluding the after tax gain of $2.0 million from the sale of the Company's consumer finance subsidiary in the prior year, net income increased $2.9 million for the first nine months of 1997 compared to the same period last year. The increase in earnings is primarily due to the reduction of the provision for loan losses of the Company's bank subsidiaries and the reduction of the overhead expenses of the consumer finance subsidiary in the amounts of $1.4 million and $771 thousand, respectively, net of tax.

Return on average assets was 1.57%, compared to 1.45% for the same period in 1996. Return on average equity was 12.72%, up from 12.20% for the first nine months of 1996.

Net interest income

Net interest income totaled $29.8 million for the first nine months of 1997 compared to $29.2 million for the first nine months of 1996. Interest and fees on loans decreased $274 thousand or less than 1%. This decrease relates primarily to the sale of Money One, the Company's consumer finance subsidiary. Interest on taxable securities decreased $332 thousand, or 4.8% and interest on nontaxable securities increased $216 thousand or 10.2%. Interest on short term investments decreased $105 thousand, or 5.0%

Interest expense on deposits decreased $1.0 million, or 5.0%. This decrease is partially due to the repricing of a substantial base of the Company's certificates of deposit. Interest on short term borrowings decreased $75 thousand, or 6.6%.

The net interest margin (net interest income as a percentage of average earning assets), increased to 5.05% during the first nine months of 1997 compared to 5.00% for the same period in 1996. The spread between rates earned and paid increased to 4.29% compared to 4.25% for the first nine months of 1996.

Asset Quality

The provision for loan losses decreased $2.1 million or 58% compared to the first nine months of 1996. The Company had net charge-offs of $1.2 million for the first nine months of 1997 compared to net charge-offs of $3.5 million in the same period of 1996. These reductions are the result of the sale of Money One in the prior year and management's continuing efforts to improve the Company's overall loan quality. The allowance for loan losses was 1.57% of net loans at September 30, 1997, unchanged from year end 1996. Management continues to emphasize collection efforts and evaluation of risks within the portfolio.

Noninterest Income

Noninterest income for the first nine months of 1997 was $9.3 million, a decrease of $2.4 million, or 20% from the same period in 1996. The decrease is primarily due to the gain on the sale of the Company's consumer finance subsidiary reported in the prior year. Service charges and fees on deposits of $4.0 million is an increase of 1.2 % from the first nine months of 1996. Other service charges, commissions, and fees increased $290 thousand or 11.2% to $2.9 million for the nine months ended September 30, 1997. Data processing income increased $86 thousand or 8.3% for the period ended September 30, 1997 compared to the same period in 1996. Trust fees increased $139 thousand, or 22% to $779 thousand.

Noninterest Expense

Total noninterest expenses decreased $663 thousand, or 2.9%, to $22.6 million for the first nine months of 1997 compared to the same period in 1996. Salaries and employee benefits, the largest component of noninterest expense, decreased $799 thousand, or 6.3%. These reductions are primarily the result of the sale of Money One, the Company's consumer finance subsidiary, during 1996. Occupancy expense, net of rental income, was relatively unchanged at $1.5 million. Equipment expense increased $164 thousand, or 8.6%. Data processing expense increased 8.0% from $713 thousand to $770 thousand for the nine months ended September 30, 1997. The increase is primarily attributable to an increase in credit card interchange and processing. Bank franchise taxes increased $17 thousand, or 2.2%. Deposit insurance expense increased $65 thousand to $75 thousand for the nine months ended September 30, 1997.

Income taxes

Income tax expense for the first nine months of 1997 was $4.4 million compared to $4.3 million in 1996. The effective tax rate was 29.2% for the first nine months of 1997, down from 30.3% for the same period in 1996.

FINANCIAL CONDITION

Total assets were $933 million on September 30, 1997, an increase of $7.8 million or less than 1% from December 31, 1996. Assets averaged $904 million for the first nine months of 1997, an increase of $5.6 million, or 1% from year end 1996.

Loans

Loans, net of unearned income, increased $16.8 million, or 3.0% from December 31, 1996 to $576 million. On average, loans represented 68% of earning assets compared to 67% for year end 1996. Average loans have increased approximately $15 million since year end. These loans were funded primarily from the proceeds of bond maturities within the investment portfolio, temporary investments and the increase in average customer deposits.

Temporary Investments

Time deposits with banks, federal funds sold and securities purchased under agreements to resell averaged $49.5 million, a decrease of $2.1 million, or 4.2% from year end 1996.

Investment Securities

Investment securities were $203 million on September 30, 1997, a decrease of $17.5 million, or 7.9% from year end 1996. Available for sale and held to maturity securities were $102 million and $101 million, respectively.
Investment securities averaged $210 million for the first nine months of 1997, a decrease of $8.1 million, or 3.7% from year end 1996. The Company had a net unrealized gain on securities available for sale, net of taxes, of $76 thousand on September 30, 1997, as compared to an unrealized loss of $362 thousand on December 31, 1996.

Nonperforming assets

Nonperforming assets, consisting of nonaccrual loans, restructured loans, loans past due ninety days or more, and other real estate owned, totaled $5.8 million on September 30, 1997, down $800 thousand or 12.3% from $6.6 million at year end 1996. Nonperforming assets to total equity decreased from 6.0% at year end 1996 to 5.0% at September 30, 1997. Nonperforming assets as a percentage of loans and other real estate decreased from 1.2% at year end to 1.0%. The Company's loan policy includes strict guidelines for approving and monitoring loans.
This, along with management's efforts to improve the quality of the loan portfolio has decreased the Company's nonperforming assets 67% since December 31, 1992.

Nonaccrual loans were $2.8 million at September 30, 1997, a slight decrease from $2.9 million at year end 1996. Loans 90 days or more past due decreased to $1.5 million from $1.8 million. Restructured loans were $1.3 million, down from $1.8 million at year end.

Other real estate owned, which had a zero balance at year end 1996, increased to $103 thousand at September 30, 1997.

Deposits

Total deposits decreased $13.9 million, or 1.8%, from year end 1996 to $772 million. The Company's lead bank, Farmers Bank & Capital Trust Company, is the depository for the Commonwealth of Kentucky in Frankfort. As such, fluctuations in deposits are not unexpected. Deposits averaged $754 million, an increase of $1.3 million from year end 1996.

Borrowed Funds

Borrowed funds totaled $37.2 million, an increase of $17.1 million from year end 1996. This increase is due to repurchase agreements entered into with the Commonwealth of Kentucky. The fluctuations are due to the relationship with the Commonwealth of Kentucky as described in the preceding section. Borrowed funds averaged $34 million, an increase of $4.9 million, or 17% from year end 1996.

CAPITAL RESOURCES

Shareholders' equity was $115 million on September 30, 1997, increasing $5.8 million from year end 1996. During 1996, the Company announced that it would purchase up to 200,000 shares of its outstanding common stock as market conditions permit. At September 30, the Company has purchased a total of 85,162 shares under this plan for a total cost of approximately $3.4 million. The Company purchased 15,762 shares of its outstanding common stock during the first nine months of 1997 for a total cost of $644 thousand. Dividends of $4.7 million, or $1.23 per share, were declared during the first nine months of 1997, an increase of $.15 per share for the same period in 1996.

Consistent with the objective of operating a sound financial organization, Farmers Capital Bank Corporation maintains capital ratios well above regulatory requirements. The Company's capital ratios as of September 30, 1997, the regulatory minimums and the regulatory standard for a "well capitalized" institution are as follows:


                                  Farmers Capital	    Regulatory      Well
	                                Bank Corporation      	Minimum	   Capitalized

Tier 1 risk based                        		 19.05%		        4.00%		       6.00%

Total risk based                          		20.30%		        8.00%	      	10.00%

Leverage                                  		12.56%		        4.00%		       5.00%

The capital ratios of all the subsidiary banks, on an individual basis, were well in excess of the applicable minimum regulatory capital ratio requirements at September 30, 1997.




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


Part II

ITEM 5 - OTHER INFORMATION

On October 27, 1997 the Company announced an increase in their quarterly dividend from forty-one cents per share to forty-eight cents per share, which represents an increase of 17.1%. Holders of record of the Company's stock as of December 1, 1997 will be paid on January 1, 1998. The action to increase the dividend was taken at the Board of Director's meeting on October 27, 1997.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a)  List of Exhibits.

      27	    Financial Data Schedule (for SEC use only)

b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: 11/11/97        		     	/s/ Charles S. Boyd
                             	Charles Scott Boyd,
               	              President and CEO (Principal Executive Officer)


Date: 11/10/97         		    	/s/ C. Douglas Carpenter
                             	Cecil Douglas Carpenter
                             	Vice President and CFO (Principal Financial
                             	and Accounting Officer)