Form 10-K
period 1997-12-31
FARMERS CAPITAL BANK CORP
filed 1998-03-31
CIK 713095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-14412

                        Farmers Capital Bank Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         KENTUCKY                                               61-1017851
---------------------------------------------                ----------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
or organization)                                          Identification Number)


P.O. Box 309, 202 West Main St.
Frankfort, Kentucky                                                 40601
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code: (502)227-1600

           Securities registered pursuant to Section 12(b) of the Act:

None                                                        None
---------------------                -------------------------------------------
(Title of each class)                (Name of each exchange on which registered)

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock - $.25 per share Par Value
                     ---------------------------------------
                                (Title of Class)

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

                                    Yes x No

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 6, 1998 was $239,878,870.

As of March 6, 1998, there were 3,777,620 shares issued and outstanding.

Documents incorporated by reference:

     Proxy Statement for the annual meeting of shareholders scheduled to be held May 12, 1998 - portions of which are incorporated by reference in Part I,
     Item 1, Part III, and Part IV.

An index of exhibits filed with this Form 10-K can be found on page 58.

                        FARMERS CAPITAL BANK CORPORATION
                                    FORM 10-K
                                      INDEX

                                                                         Page
Part I

      Item  1. Business                                                    4
      Item  2. Properties                                                  9
      Item  3. Legal Proceedings                                           9
      Item  4. Submission of Matters to a Vote of Security Holders        11

Part II

      Item  5. Market for Registrant's Common Equity and Related
               Shareholder Matters                                        11
      Item  6. Selected Financial Data                                    13
      Item  7. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        14
      Item 7A. Quantitative and Qualitative Disclosures
               About Market Risk                                          28
      Item  8. Financial Statements and Supplementary Data                29
      Item  9. Changes in and Disagreements With Accountants
               on Accounting and Financial Disclosure                     54

Part III

      Item 10. Directors and Executive Officers of the Registrant         55
      Item 11. Executive Compensation                                     55
      Item 12. Security Ownership of Certain Beneficial Owners
               and Management                                             55
      Item 13. Certain Relationships and Related Transactions             55

Part IV

      Item 14. Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K                                                56

Signatures                                                                57

Index of Exhibits                                                         58

                                     PART I

ITEM 1. BUSINESS

                                  ORGANIZATION

Farmers Capital Bank Corporation ("the Registrant") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and was organized on October 28, 1982, under the laws of the Commonwealth of Kentucky. Its subsidiaries provide a wide range of banking and bank-related services to customers throughout Kentucky. The bank subsidiaries owned by the Registrant are Farmers Bank & Capital Trust Co. ("Farmers Bank"), Frankfort, Kentucky; United Bank & Trust Co. ("United Bank"), Versailles, Kentucky; Lawrenceburg National Bank ("Lawrenceburg Bank"), Lawrenceburg, Kentucky; First Citizens Bank, Elizabethtown, Kentucky; Farmers Bank and Trust Company ("Farmers Georgetown Bank"), Georgetown, Kentucky; and Kentucky Banking Centers, Inc. ("Ky Banking Centers" ), Glasgow, Kentucky. The Registrant also owns two non-bank subsidiaries; FCB Services, Inc. ("FCB Services"), Frankfort, Kentucky and Farmers Capital Insurance Company ("Farmers Insurance"), Frankfort, Kentucky. As of December 31, 1997, the Registrant had $1.0 billion in consolidated assets.

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

Farmers Bank is the largest bank chartered in Franklin County. It conducts business in its principal office and four branches within Frankfort, the capital of Kentucky. Franklin County is a diverse community, including government, commerce, finance, industry, medicine, education and agriculture. The bank also serves many individuals and corporations throughout Central Kentucky. On December 31, 1997, it had total consolidated assets of $493 million, including net loans of $252 million. On the same date, total deposits were $406 million and shareholders' equity totaled $35 million.

Farmers Bank had two subsidiaries at year end 1997: Farmers Bank Realty Co. ("Realty") and Leasing One Corporation ("Leasing One"). Prior to 1997, Farmers Bank had a third subsidiary, Money One Credit of Kentucky, Inc. ("Money One"). Farmers Bank, Realty and Money One owned a partnership - Money One Credit Company ("MOCC") prior to its dissolution at the end of 1996. Farmers Bank also participates in a joint venture - Frankfort ATM, Ltd. ("ATM").

Realty was incorporated in 1978 for the purpose of owning certain real estate used by the Registrant and Farmers Bank in the ordinary course of business. Realty had total assets of $3.4 million on December 31, 1997.

Money One was incorporated in 1989 and until January 1, 1993, was a direct subsidiary of the Registrant. It managed the consumer finance company, MOCC. At December 31, 1996 it had $824 thousand in assets. As of the close of business on December 31, 1996, Money One was dissolved and all assets were distributed to Farmers Bank, its sole shareholder.

MOCC was established on June 1, 1994. It was a partnership engaged in consumer lending activities under Chapter 288 of the Kentucky Revised Statutes. As mentioned above, the partners included Farmers Bank, Realty and Money One. Prior to May 31, 1996, MOCC had fourteen offices throughout Kentucky. On May 31, 1996, MOCC sold its entire loan portfolio and fixed assets to an unrelated third party. At the close of business on December 31, 1996 its total remaining assets of $11.0 million were distributed to its partners and the company was dissolved.

Leasing One was incorporated in August, 1993 to operate as a commercial equipment leasing company. It is located in Frankfort, but conducts business in Ohio, Indiana, Tennessee and Kentucky. Management is currently evaluating the practicability of expanding its operations into various other states. In 1997, it began to service leases for unaffiliated third parties. At year end it had total assets of $16.1 million.

A fourth subsidiary of Farmers Bank, Farmers Financial Services Corporation ("FFSC"), was in existence for the first three quarters of 1995. FFSC was incorporated in 1985 in order to enter into a partnership with several other banks to form a statewide electronic network. The partnership, known as "Transaction Services Company", supported an automated teller machine network (Quest) with machines throughout Kentucky and Indiana as well as point-of-sale terminals in retail stores. With the termination of the "Quest" network, the partnership known as "Transaction Services Company" was also terminated. As a result, FFSC was dissolved as of September 27, 1995.

Farmers Bank has a 50% interest in ATM, a joint venture for the purpose of ownership of automated teller machines in the Frankfort area. State National Bank, a Frankfort bank not otherwise associated with the Registrant, also has a 50% interest in ATM.

On February 15, 1985, the Registrant acquired United Bank, a state chartered bank originally organized in 1880. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. It conducts business in its principal office and two branches in Woodford County, Kentucky. During 1997, it purchased a building in Midway for the purpose of moving its existing Midway branch. The new building allows the bank to offer drive thru services to its customers. United Bank is the largest bank chartered in Woodford County with total assets of $111 million and total deposits of $100 million at December 31, 1997.

Pursuant to Parity Letter number Two issued by the Kentucky Department of Financial Institutions, which generally permits banks to sell insurance in limited situations, the Board of Directors authorized (during 1996) the management of United Bank to investigate the merits of establishing and operating an insurance agency at the Midway Branch.

On June 28, 1985, the Registrant acquired Lawrenceburg Bank, a national chartered bank originally organized in 1885. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. It conducts business in its principal office and one branch in Anderson County, Kentucky. During 1997, it applied and was granted permission by the Office of the Comptroller of the Currency to move its charter and main office to Harrodsburg, Kentucky in Mercer County. The land has been purchased to construct the new site, which is planned to be operating by late 1998. Lawrenceburg Bank will maintain its offices in Lawrenceburg. Lawrenceburg Bank is the largest bank chartered in Anderson County with total assets of $96 million and total deposits of $87 million at December 31, 1997.

On March 31, 1986, the Registrant acquired First Citizens Bank, a state chartered bank originally organized in 1964. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. It conducts business in its principal office and four branches in Hardin County, Kentucky. During 1997, it applied and was granted permission by the Kentucky Department of Financial Institutions to move its charter and main office to Hebron, Kentucky in Bullitt County. First Citizens Bank is currently constructing a site in Hebron, Kentucky and expects the office to open during 1998. First Citizens Bank will maintain its offices in Elizabethtown, Kentucky. First Citizens Bank is the second largest bank chartered in Elizabethtown with total assets of $119 million and total deposits of $99 million at December 31, 1997.

On June 30, 1986, the Registrant acquired Farmers Georgetown Bank, a state chartered bank originally organized in 1850. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. It conducts business in its principal office and three branches in Scott County, Kentucky. During 1996, Farmers Georgetown Bank received notice from the State of Kentucky that it would exercise its power of eminent domain at the site of the downtown Georgetown branch. This branch has subsequently been relocated to a nearby site. Farmers Georgetown Bank is the largest bank chartered in Scott County with total assets of $125 million and total deposits of $112 million at December 31, 1997.

On June 15, 1987, the Registrant acquired Horse Cave Bank, a state chartered bank originally organized in 1926. During 1997, it received approval from the Kentucky Department of Financial Institutions to move its charter to Glasgow, Kentucky in Barren County. Subsequent to that approval, Horse Cave State Bank changed its name to Kentucky Banking Centers, Inc. Ky Banking Centers is engaged in a general banking business providing full service banking to individuals, businesses, and governmental customers. It conducts business in its principal office in Glasgow and two branches in Hart County, Kentucky; Horse Cave and Munfordville. Ky Banking Centers is the fourth largest bank chartered in Glasgow with total assets of $80 million and total deposits of $70 million at December 31, 1997.

The Registrant's subsidiary banks make first and second residential mortgages secured by the real estate not to exceed 90% loan to value without seeking third party guarantees. Commercial real estate loans are secured by the real estate not to exceed 80% loan to value. Other commercial loans are asset based loans secured by equipment and lines of credit secured by receivables. Secured and unsecured consumer loans generally are made for automobiles and other motor vehicles. In most cases loans are restricted to the subsidiaries' general market area.

FCB Services, organized in 1992 and located in Frankfort, Kentucky, provides data processing services and support for the Registrant and its subsidiaries. During 1994, FCB Services began performing data processing services for nonaffiliated banks.

Farmers Insurance was organized in 1988 to engage in insurance activities permitted to the Registrant by federal and state law. This corporation has had no activity to date.

                           SUPERVISION AND REGULATION

The Registrant, as a registered bank holding company, is restricted to those activities permissible under the Bank Holding Company Act of 1956, as amended, and is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System thereunder. It is required to file various reports with the Federal Reserve Board ("FRB") regarding its business operations and the business operations of its subsidiaries. In addition, the FRB regulates the Registrant's business activities in a variety of other ways, including, but not limited to, limitations on acquiring control of other banks and bank holding companies, limitations on activities and investments, and regulatory capital requirements.

The Registrant's state bank subsidiaries are subject to state banking law and to regulation and periodic examinations by the Kentucky Department of Financial Institutions. Lawrenceburg Bank, a national bank, is subject to similar regulation and supervision by the Comptroller of the Currency under the National Bank Act and the Federal Reserve System under the Federal Reserve Act. Other regulations that apply to the Registrant's bank subsidiaries include, but are not limited to, insurance of deposit accounts, capital ratios, payment of dividends, liquidity requirements, the nature and amount of investments that can be made, transactions with affiliates, community and consumer lending, and internal policies and control.

The operations of the Registrant and its subsidiaries also are affected by other banking legislation and policies and practices of various regulatory authorities. Such legislation and policies include statutory maximum rates on some loans, reserve requirements, domestic monetary and fiscal policy, and limitations on the kinds of services which may be offered.

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

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 provides that a holding company's controlled insured depository institutions are liable for any loss incurred by the Federal Deposit Insurance Corporation ("FDIC") in connection with the default, of or any FDIC assisted transaction involving an affiliated insured bank.

Deposits of the Registrant's subsidiary banks are insured by the FDIC Bank Insurance Fund, which subjects the banks to regulation and examination under the provisions of the Federal Deposit Insurance Act.

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

The purpose of the Community Reinvestment Act ("CRA") is to encourage banks to respond to the credit needs of the communities they serve, including low and moderate income neighborhoods. CRA states that banks should accomplish this while still preserving the flexibility needed for safe and sound operations. It is designed to increase the bank's sensitivity to investment opportunities which will benefit the community. Of the Registrant's six subsidiary banks, one has an outstanding CRA rating and five have a satisfactory rating.

References under the caption Supervision and Regulation to applicable statutes and regulations are brief summaries of portions thereof which do not purport to be complete and which are qualified in their entirety by reference thereto.

                                   COMPETITION

The Registrant and its subsidiaries compete for banking business with various types of businesses other than commercial banks and savings and loan associations. These include, but are not limited to, credit unions, mortgage lenders, finance companies, insurance companies, stock and bond brokers, financial planning firms, and department stores which compete for one or more lines of banking business. The banks also compete for commercial and retail business not only with banks in Central Kentucky, but with banking organizations from Ohio, Indiana, Tennessee and Pennsylvania which have banking subsidiaries located in Kentucky and may possess greater resources than the Registrant.

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

                                    EMPLOYEES

As of December 31, 1997, the Registrant and its subsidiaries had 454 full-time equivalent employees. Employees are provided with a variety of employee benefits. A retirement plan, a profit-sharing (401K) plan, group life insurance, hospitalization, dental, and major medical insurance are available to eligible personnel. The employees are not represented by a union. Management and employee relations are good.

During 1997, the Registrant's Board of Directors approved a Stock Option Plan ("Plan") which grants certain key employees the option to purchase a limited number of the Registrant's common stock. The Plan specifies the conditions and terms that the grantee must meet in order to exercise the options. The Plan is subject to ratification by the Registrant's shareholders at the next annual meeting to be held May 12, 1998. Information with respect to the Plan is included in Appendix A of the Registrant's definitive proxy statement, which will be filed with the Commission in March 1998, and is hereby incorporated by reference.

ITEM 2. PROPERTIES

The Registrant leases its main office from Realty.

Farmers Bank and its subsidiaries currently own or lease nine buildings. Farmers Bank operates at five locations, two of which it owns and three of which it leases. United Bank owns its two branch offices and approximately 52% of a condominiumized building which houses its main office. Lawrenceburg Bank owns its main office and its branch office. First Citizens Bank owns its main office and two of its four branches. The other two branch locations of First Citizens Bank are leased facilities, one of which is located in a grocery store. First Citizens Bank is currently constructing a new main office in Bullitt County, Kentucky. Farmers Georgetown Bank owns its main office, another branch in downtown Georgetown and one in Stamping Ground, Kentucky. Farmers Georgetown Bank's third branch is located in a leased facility. Ky Banking Centers is currently constructing its new main office in Glasgow, Kentucky. Business is currently being conducted at a temporary leased facility until construction is complete. Ky Banking Centers also owns its branch site in Horse Cave, Kentucky and leases its branch facilities in Munfordville, Kentucky.

Prior to the sale of its entire loan portfolio and fixed assets on May 31, 1996, MOCC operated out of fourteen leased offices in fourteen cities within Kentucky.

ITEM 3. LEGAL PROCEEDINGS

Farmers Bank was named, on September 10, 1992, as a defendant in Case No. 92CI05734 in Jefferson Circuit Court, Louisville, Kentucky, EARL H. SHILLING ET AL. V. FARMERS BANK & CAPITAL TRUST COMPANY. The named plaintiffs purported to represent a class consisting of all present and former owners of the County of Jefferson, Kentucky Nursing Home Refunding Revenue Bonds (Filson Care Home Project) Series 1986A (the "Series A Bonds") and County of Jefferson, Kentucky Nursing Home Improvement Bonds (Filson Care Home Project) Series 1986B (the "Series B Bonds") (collectively the "Bonds"). The plaintiffs alleged that the class which they purported to represent has been damaged in the approximate amount of $2,000,000 through the reduction in value of the Bonds and the collateral security therefore, and through the loss of interest on the Bonds since June 1, 1989, as a result of alleged negligence, breach of trust, and breach of fiduciary duty on the part of Farmers Bank in its capacity as indenture trustee for the Bonds. A subsequent amendment to the complaint further alleges that Farmers Bank conspired with and aided and abetted the former management of the Filson Care Home in its misappropriation of the nursing home's revenues and assets to the detriment of the Bondholders and in order to unlawfully secure and benefit Farmers Bank. The amendment seeks unspecified punitive damages against Farmers Bank. On July 6, 1993, the Circuit Court denied the plaintiff's motion to certify the case as a class action on behalf of all present and former owners of the Bonds. Under that ruling, the action may be maintained only with respect to the individual claims of the named plaintiffs and any other Bondholders whom the court might allow to join in the action with respect to their own individual claims. Since the denial of class certifications, the complaint has been amended twice to join additional Bondholders as plaintiffs. The existing plaintiffs claim to hold Bonds having an aggregate face value of $470,000. The case is presently in the process of discovery. Farmers Bank believes that the claims of the plaintiffs are unfounded and totally without merit, and Farmers Bank intends to vigorously contest any further proceedings in the case.

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

On November 27, 1995, Farmers Bank filed suit in the Circuit Court for Franklin County, Kentucky against Travel Professionals of Frankfort, Inc. and Travel Professionals of Scott County, Inc. (the "TPI Companies") to collect five (5) loans totaling approximately $1,158,572 plus interest, costs and attorney's fees. By an amended complaint filed in 1996, alleging breach of contract, fraud and breach of duty of due care and diligence, the plaintiff claimed additional damages in the approximate amount of $1,206,342 against the various defendants. In addition to the TPI Companies, other named defendants were Charles O. Bush, Sr., a former director of the bank (by virtue of his directorship and of certain guarantees) and two of his children, Charles O. Bush, Jr. and Karen Wilhelm and their respective spouses, Sandra Bush and David Wilhelm, (collectively, the "Bush Family Members"). In addition, Ray Godbey and Virginia Godbey, officers of the Corporation were joined as defendants. Each of the defendants has filed an answer and counterclaim denying liability to Farmers Bank and asserting various claims for damages against the Bank. The Registrant believes that the defenses and claims asserted by the defendants are without merit and Farmers Bank has denied any liability to the defendants. The litigation presently is in the discovery phase and is being vigorously defended.

The circuit court case was removed to the US Bankruptcy Court for the Eastern District of Kentucky upon the motion of Farmers Bank. The bankruptcy court accepted jurisdiction in the case. There is a motion pending by the defendants to have the bankruptcy court abstain from taking jurisdiction. In the meantime, Farmers Bank has moved for a summary judgement against the two corporate defendants and the guarantors excluding Charles Bush Sr. The motion is based on the obligations of the corporation and the guarantees of the other individuals.

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

The case was set for trial in both November 1995 and February 1996, but was continued the second time to September 1996. In September of 1996, the court granted the defendant's motions for summary judgements on all counts of the complaint. The plaintiff's appealed to the Court of Appeals of Kentucky and that appeal is now pending. Recently the plaintiff's attorney was suspended from the practice of law in the Commonwealth of Kentucky for a period of one year. It is not known what effect, if any the suspension will have on the plaintiff's appeal.

Management believes the previously mentioned actions are without merit, that in certain instances its actions or omissions were pursuant to the advice of counsel, or that the ultimate liability, if any, resulting from one or more of the claims will not materially affect the Registrant's consolidated financial position or results of operations or liquidity, although resolution in any year or quarter could be material for that period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Registrant's stock is traded on the National Association of Security Dealers Automated Quotation System (NASDAQ) SmallCap Market tier of the NASDAQ Stock Market, with sales prices reported under the symbol: FFKT. The table below is a summary of the stock prices and dividends declared for 1997 and 1996.

Stock Prices

                                                                   Dividends
                              High                Low              Declared
                              ----                ---              --------
1997
4th Quarter                 $69.50             $51.50                 $0.48
3rd Quarter                  53.00              40.50                  0.41
2nd Quarter                  42.00              39.50                  0.41
1st Quarter                  42.00              40.00                  0.41

1996
4th Quarter                 $41.25             $39.25                 $0.41
3rd Quarter                  40.50              34.50                  0.36
2nd Quarter                  41.50              33.00                  0.36
1st Quarter                  42.50              38.50                  0.36

As of January 1, 1998, there were 863 shareholders of record. This figure does not include individual participants in security position listings.

Payment of dividends by the Registrant's subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. At December 31, 1997, combined retained earnings of the subsidiary banks were approximately $37,321,000 of which $7,241,000 was available for the payment of dividends in 1998 without obtaining prior approval from bank regulatory agencies. As a practical matter, payment of future dividends is also subject to the maintenance of other capital ratio requirements.

Stock Transfer Agent and Registrar:

         Farmers Bank & Capital Trust Co.
         P.O. Box 309
         Frankfort, Kentucky 40602

The Registrant offers shareholders automatic reinvestment of dividends in shares of stock at the market price without fees or commissions. For a description of the plan and an authorization card, contact the Registrar above.

NASDAQ Market Makers:

         J.J.B. Hilliard, W.L. Lyons, Inc.         Herzog, Heine, Geduld, Inc.
         (502)588-8400 or                          (800)221-3600
         (800)444-1854

         J.C. Bradford and Co., Inc.               PaineWebber Incorporated
         (800)443-8749                             (800)222-1448

ITEM 6. SELECTED FINANCIAL DATA


December 31
(In thousands, except per share data)                        1997            1996            1995            1994             1993
-------------------------------------                        ----            ----            ----            ----             ----
Interest income                                        $   67,360      $   67,485      $   67,261      $   57,750      $    54,612
Interest expense                                           27,450          28,703          28,115          21,586           21,768
Net interest income                                        39,910          38,782          39,146          36,164           32,844

Provision (credit) for loan losses                          1,830           4,162           3,727           2,125           (2,026)
Net income                                                 14,103          12,656          10,389          10,250           10,804

Per share data:
Net income - basic and diluted                               3.73            3.29            2.69            2.65             2.79
Cash dividends declared                                      1.71            1.49            1.35            1.23             1.11
Book value                                                  30.95           28.86           27.14           25.88            24.60

Total shareholders' equity                                117,044         109,596         104,929         100,064           95,091
Total assets                                            1,014,183         925,319         906,113         851,703          794,269

Percentage of net income to:
Average shareholders' equity (ROE)                          12.50%          11.80%          10.20%          10.55%           11.86%
Average total assets (ROA)                                   1.56            1.41            1.21            1.22             1.33

Percentage of dividends declared
   to net income                                            45.90           45.21           50.24           46.40            39.78

Percentage of average shareholders'
   equity to average total assets                           12.46           11.94           11.81           11.57            11.22

Weighted average shares outstanding -
   basic and diluted                                        3,786           3,842           3,866           3,866            3,866

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Farmers Capital Bank Corporation (the "Company") recorded net income of $14.1 million or $3.73 per share for 1997, up 11.4% from $12.7 million or $3.29 per share reported for 1996. The increase in earnings is primarily due to the reduction of the provision for loan losses of the Company's bank subsidiaries and the reduction of the overhead expenses of the Company's former consumer finance subsidiary in the amount of $1.5 million and $771 thousand, respectively, net of tax. Return on average assets increased from 1.41% to 1.56% and return on average equity increased from 11.80% to 12.50%.

INTEREST INCOME

Total interest income on a tax equivalent basis was $69.1 million, equaling the results posted for 1996. Interest on investment securities decreased $87 thousand. This is made up of a decrease of $486 thousand on taxable investment securities and an increase of $399 on nontaxable investment securities. The decrease in interest earned on taxable investment securities is primarily attributed to the $12.6 million dollar decrease in the average balance. The average rate earned on these securities increased from 5.86% to 6.03%. The increase in interest earned on nontaxable investment securities is primarily due to the 7.3% increase in the average balance. The average rate earned on these investment securities increased from 6.70% to 6.85%.

Interest on time deposits with banks, federal funds sold, and securities purchased under agreements to resell totaled $2.6 million, a decrease of $122 thousand or 4.5%. The decrease is due primarily to the 7.6% decrease in the average balances. Interest and fees on loans increased slightly from $53.1 million to $53.3 million. The increase is due to a combination of the change in both volume and rate. Average loans increased $20.0 million while the average rate earned on those loans decreased from 9.73% to 9.42%.

INTEREST EXPENSE

Total interest expense decreased $1.3 million or 4.4% from 1996. The decrease is primarily due to the $1.3 million decrease in interest expense on time deposits, which totaled $17.2 million at year end 1997. Interest expense on time deposits decreased as a result of reductions in both volume and rate. Average time deposits decreased $8.9 million or 2.7%, while the average rate paid decreased 25 basis points to 5.36%. Interest expense on other interest bearing liabilities increased $36 thousand to $10.2 million at December 31, 1997.

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


Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential

December 31,                                            1997                           1996                          1995

                                          Average                Average   Average             Average   Average            Average
(In thousands)                            Balance     Interest    Rate     Balance   Interest   Rate     Balance   Interest   Rate
--------------                            -------     --------    ----     -------   --------   ----     -------   --------   ----
EARNING ASSETS
  Investment securities
Taxable                                   $143,162   $  8,635      6.03%  $155,738  $ 9,121      5.86%   $136,028   $ 7,923   5.82%
Nontaxable 1                                66,500      4,553      6.85     61,981    4,154      6.70      50,852     3,376   6.64
  Time deposits with banks,
   federal funds sold and
   securities purchased
   under agreements
   to resell                                47,702      2,592      5.43     51,619    2,714      5.26      51,752     3,042   5.88
  Loans 1,2,3                              566,033     53,328      9.42    546,040   53,140      9.73     540,632    54,350  10.05
                                           -------     ------      ----    -------   ------      ----     -------    ------  -----
     Total earning assets                  823,397     69,108      8.39    815,378   69,129      8.48     779,264    68,691   8.81
Less allowance
  for loan losses                            8,871                           8,610                          8,774
                                             -----                           -----                          -----
     Total earning assets, net
     of allowance for loan
     losses                                814,526                         806,768                        770,490
NONEARNING ASSETS
  Cash and due from banks                   58,561                          59,353                         57,545
  Premises and equipment                    20,538                          19,614                         20,122
  Other assets                              12,295                          12,874                         14,001
                                            ------                          ------                         ------
     Total assets                        $ 905,920                       $ 898,609                      $ 862,158
                                         =========                       =========                      =========

INTEREST BEARING LIABILITIES
  Deposits
   Interest bearing demand               $ 172,803  $   4,219      2.44% $ 165,551  $ 4,014      2.42%   $156,937     4,176   2.66%
   Savings                                 141,961      4,469      3.15    145,134    4,642      3.20     141,934     4,794   3.38
   Time                                    321,376     17,225      5.36    330,294   18,514      5.61     312,140    17,304   5.54
  Securities sold under
   agreements to repurchase                 27,975      1,332      4.76     25,706    1,314      5.11      28,889     1,584   5.48
  Other borrowed funds                       3,345        205      6.13      3,719      219      5.89       4,444       257   5.78
                                             -----        ---      ----      -----      ---      ----       -----       ---   ----
     Total interest bearing
     liabilities                           667,460     27,450      4.11    670,404   28,703      4.28     644,344    28,115   4.36
                                                       ------      ----              ------      ----                ------   ----
NONINTEREST BEARING LIABILITIES
  Commonwealth of Kentucky
   deposits                                 27,214                          25,713                         26,093
  Other demand deposits                     90,127                          86,486                         84,666
  Other liabilities                          8,270                           8,720                          5,212
                                             -----                           -----                          -----
     Total liabilities                     793,071                         791,323                        760,315

     Shareholders' equity                  112,849                         107,286                        101,843
                                           -------                         -------                        -------
Total liabilities and
  shareholders' equity                   $ 905,920                       $ 898,609                      $ 862,158
                                         =========                       =========                      =========
Net interest income (TE)                               41,658                        40,426                          40,576
TE basis of adjustment                                 (1,748)                       (1,644)                         (1,430)
                                                       ------                        ------                          ------
     Net interest income                            $  39,910                     $  38,782                       $  39,146
                                                    =========                     =========                       =========
Net interest spread (TE)                                           4.28%                         4.20%                        4.45
Net interest margin (TE)                                           5.06%                         4.96%                        5.21

1 Income and yield stated at a fully tax equivalent basis (TE), using a 34% tax rate.
2 Loan balances  include  principal  balances on nonaccrual  loans.
3 Loan fees included in interest income amounted to $1,573,000, $1,977,000, and $1,781,000, in 1997, 1996 and 1995, respectively.

NET INTEREST INCOME

Net interest income (TE) increased $1.2 million to $41.7 million. Interest income was relatively unchanged while interest expense decreased $1.3 million. The change in the spread between rates earned and paid and net interest margin are summarized below:


                                               1997       1996    % change
                                               ----       ----    --------

     Spread between rates earned and paid      4.28%      4.20%       1.9%

     Net interest margin                       5.06%      4.96%       2.0%


The increase in the net interest spread and the net interest margin are primarily due to a decrease in interest expense on interest bearing liabilities. As seen in the Interest Rates and Interest Differential table, less interest expense was incurred in 1997 on lower average interest bearing liabilities. This, combined with interest income on earning assets that remained relatively unchanged, produced the increased margin and spread.

The following table is an analysis of the change in net interest income.

ANALYSIS OF CHANGES IN NET INTEREST INCOME (TAX EQUIVALENT BASIS)

                                        Variance       Variance Attributed to    Variance       Variance Attributed to
(In thousands)                         1997/1996 1     Volume         Rate      1996/1995 1     Volume         Rate
--------------                         -----------     ------         ----      -----------     ------         ----
INTEREST INCOME
  Taxable investment securities        $  (486)      $  (747)          261       $ 1,198       $ 1,154       $    44
  Nontaxable investment securities2        399           305            94           778           747            31
  Time deposits with banks, federal
   funds sold and securities
   purchased under agreement
   to resell                              (122)         (209)           87          (328)           (8)         (320)
  Loans2                                   188         1,911        (1,723)       (1,210)          540        (1,750)
                                           ---         -----        ------        ------           ---        ------
   Total interest income                   (21)        1,260        (1,281)          438         2,433        (1,995)

INTEREST EXPENSE
  Interest bearing demand deposits         205           172            33          (162)          221          (383)
  Savings deposits                        (173)         (101)          (72)         (152)          106          (258)
  Time deposits                         (1,289)         (486)         (803)        1,210         1,016           194
  Securities sold under agreements
   to repurchase                            18           111           (93)         (270)         (168)         (102)
  Other borrowed funds                     (14)          (23)            9           (38)          (43)            5
                                           ---           ---           ---           ---          ----          -----
   Total interest expense               (1,253)         (327)         (926)          588         1,132          (544)
                                        ------          ----          ----           ---         -----          ----

Net interest income                      1,232         1,587          (355)      $  (150)      $ 1,301        (1,451)
                                         =====         =====          ====       =======       =======        ======

  Percentage change                      100.0%        128.8%        (28.8)%       100.0%       (867.3)%       967.3%


1 The changes which are not solely due to rate or volume are allocated on a percentage basis, using the absolute values of rate and volume variances as a basis for allocation.
2 Income stated at fully tax equivalent basis using a 34% tax rate.

As the table indicates, the increase in net interest income is primarily attributed to the decrease in rates paid on interest bearing liabilities.

NONINTEREST INCOME

Noninterest income for 1997 totaled $12.5 million, a decrease of $2.5 million or 16.5% from $15.0 million in 1996. The decrease is due primarily to the $3.2 million gain on the sale of loans of the Company's consumer finance subsidiary recorded in 1996. Other service charges, commissions, and fees increased $657 thousand in 1997 compared to 1996. Other noninterest income remained relatively unchanged from year end 1996.

NONINTEREST EXPENSE

Noninterest expense decreased $1.1 million to $30.7 million at December 31, 1997. The decrease is primarily due to a $1.1 million, or 6.3% decrease in salaries and employee benefits. A significant portion of this decrease is a result of the sale of the Company's consumer finance subsidiary during 1996. Other expense reductions are as follows: a $45 thousand, or 2.3% decrease in occupancy expense, and a $321 thousand, or 4.1% decrease in other expenses. These decreases were partially offset by increases in equipment expense of $129 thousand, or 5.0%, data processing expense of $98 thousand, or 10.2%, bank franchise tax of $25 thousand or 2.4%, and deposit insurance expense of $86 thousand.

INCOME TAX

Income tax expense for 1997 was $5.8 million, an increase of 12.4% from $5.2 million in 1996. The effective tax rate for 1997 was 29.2%, an increase of 2 basis points from the prior year.

FINANCIAL CONDITION

On December 31, 1997, assets were $1.0 billion, an increase of $89 million or 9.6% from year end 1996. The increase in assets is primarily due to the relationship between the Company's lead bank, Farmers Bank & Capital Trust Co., and the Commonwealth of Kentucky. Farmers Bank is the depository for the Commonwealth of Kentucky. As such, large fluctuations in deposits are likely to occur on a daily basis. On December 31, 1997, Farmers Bank received a significant deposit from the Commonwealth which pushed total assets over $1 billion. On an average basis, assets increased $7 million, or less than 1% to $906 million for 1997. Earning assets, primarily loans and investments, averaged $823 million, up $8 million or 1.0%.

LOANS

As of December 31, 1997, net loans totaled $586 million, an increase of $28 million or 5.0% from $558 million in the prior year. Installment loans increased $2.1 million or 2.5%. Real estate mortgage loans increased $29.3 million, or 9.6% and lease financing increased $2.6 million, or 9.0%. Commercial and real estate construction loans decreased $6.7 million, or 4.5%.

The composition of the loan portfolio is summarized in the table below.

Year Ended December 31, (In thousands)        1997    %        1996    %        1995    %       1994     %        1993     %
--------------------------------------        ----    -        ----    -        ----    -       ----     -        ----     -
Commercial, financial, and agricultural   $114,377  19.2%  $120,256  21.2%  $114,412  20.6%  $115,068  21.1   $108,755   22.2%
Real estate - construction                  26,299   4.4     27,098   4.8     26,380   4.8     28,755   5.3     21,772    4.4
Real estate - mortgage                     334,612  56.3    305,229  53.8    292,913  52.8    279,264  51.3    262,074   53.5
Installment                                 87,835  14.8     85,720  15.1     99,571  17.9    107,450  19.7     95,544   19.5
Lease financing                             31,759   5.3     29,144   5.1     21,666   3.9     14,029   2.6      2,200    0.4
                                            ------   ---     ------   ---     ------   ---     ------   ---      -----    ---
   Total                                  $594,882 100.0%  $567,447 100.0%  $554,942 100.0%  $544,566  100.0% $490,345  100.0%
                                          ======== =====   ======== =====   ======== =====   ========  =====  ========  =====


The following table indicates the amount of loans (excluding real estate mortgages, consumer loans, and lease financing) outstanding at December 31, 1997, which, based on remaining scheduled repayments of principal, are due in the periods indicated.

MATURING


                                               Within      After One But       After
(In thousands)                               One Year    Within Five Years   Five Years    Total
--------------                               --------    -----------------   ----------    -----
Commercial, financial, and agricultural      $ 85,057       $ 25,562       $  3,758       $114,377
Real estate - construction                     23,999          1,740            560         26,299
                                               ------          -----            ---         ------
   Total                                     $109,056       $ 27,302       $  4,318       $140,676
                                             ========       ========       ========       ========


The table below shows the amount of loans (excluding real estate mortgages, consumer loans, and lease financing) outstanding at December 31, 1997, which are due after one year classified according to sensitivity to changes in interest rates.

INTEREST SENSITIVITY

                                                   Fixed              Variable
(In thousands)                                     Rate                 Rate
--------------                                     ----                 ----

Due after one but within five years              $23,405                $3,897
Due after five years                               4,231                    87
                                                   -----                    --
   Total                                         $27,636                $3,984
                                                 =======                ======


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

    A realistic determination of the value and adequacy of underlying collateral

    A thorough review of historical loss experience

    The condition of the local economy

    A comprehensive analysis of the levels and trends of loan categories

    A review of delinquent and classified loans

The provision for loan losses decreased $2.3 million in 1997 compared to 1996. The Company had net charge offs of $1.5 million, down $2.4 million from $3.9 million in 1996. The allowance was 1.56% of net loans, relatively unchanged from 1.57% at the end of 1996. Management believes the current reserve is adequate to cover any potential future losses within the loan portfolio. Management also continues to emphasize collection efforts and evaluation of risks within the portfolio.


The table below summarizes the loan loss experience for the past five years.


Year Ended December 31, (In thousands)            1997           1996           1995           1994           1993
--------------------------------------            ----           ----           ----           ----           ----
BALANCE OF ALLOWANCE FOR LOAN LOSSES AT
    BEGINNING OF PERIOD                      $   8,741      $   8,472      $   8,889      $   8,547      $   8,261
Loans charged off:
    Commercial, financial, and agricultural        720          1,609          2,390            741          1,826
    Real estate                                    465            920            118            416            638
    Installment loans to individuals             1,133          1,862          2,376          1,467          1,483
    Lease financing                                433             18
                                                 -----          -----          -----          -----          -----
       Total loans charged off                   2,751          4,409          4,884          2,624          3,947

Recoveries of loans previously charged off:
   Commercial, financial, and agricultural         437            144            192            193            343
   Real estate                                     527             38            146            230          5,409
   Installment loans to individuals                330            334            402            418            507
                                                   ---            ---            ---            ---            ---
       Total recoveries                          1,294            516            740            841          6,259
                                                 -----            ---            ---            ---          -----

       Net loans charged off (recovered)         1,457          3,893          4,144          1,783         (2,312)

Additions to allowance charged
   (credited) to expense                         1,830          4,162          3,727          2,125         (2,026)
                                                 -----          -----          -----          -----         ------
       Balance at end of period                  9,114      $   8,741      $   8,472      $   8,889      $   8,547
                                                 =====      =========      =========      =========      =========

Average loans
   net of unearned income                    $ 566,033      $ 546,040      $ 540,632      $ 511,492      $ 467,738
Ratio of net charge offs (recoveries)
   during period to average loans, net
   of unearned income                              .26%           .71%           .77%           .35%          (.49)%


The following is an estimate of the breakdown of the allowance for loan losses by type for the date indicated.


ALLOWANCE FOR LOAN LOSSES

Year Ended December 31, (In thousands)        1997          1996          1995          1994          1993
--------------------------------------        ----          ----          ----          ----          ----
Commercial, financial and agricultural      $2,942        $3,806        $4,138        $6,427        $6,500
Real estate                                  4,324         2,974         1,928         1,027         1,004
Installment loans to individuals             1,417         1,304         2,176         1,264         1,035
Lease financing                                431           657           230           171             8
                                               ---           ---           ---           ---           ---
   Total                                    $9,114        $8,741        $8,472        $8,889        $8,547
                                            ======        ======        ======        ======        ======


NONPERFORMING ASSETS

Nonperforming assets increased $73 thousand, or 1.1% to $6.6 million at year end 1997. As a percentage of loans and other real estate owned, nonperforming assets were 1.1% in 1997 and 1.2% in 1996. Since 1992, nonperforming assets have decreased $10.9 million, or 62.1%. The largest reductions have been in other real estate owned and restructured loans. Other real estate owned has decreased $5.5 million, or 99.5% and restructured loans have decreased $4.0 million, or 75.6% since 1992. This trend is the result of management's continued efforts to improve the quality of the loan portfolio. The Company's loan policy includes strict guidelines for approving and monitoring loans. The table below is a five year summary of nonperforming assets.

Year Ended December 31, (In thousands)        1997          1996          1995          1994          1993
--------------------------------------        ----          ----          ----          ----          ----
Loans accounted for on nonaccrual basis     $3,137        $2,938        $2,897        $3,913        $1,565
Loans past due 90 days or more               2,196         1,822         1,713         1,056         1,402
Restructured loans                           1,285         1,814         1,571         3,538         3,734
Other real estate owned                         29                         776           380         1,169
                                              ----          ----          ----          ----         -----
       Total nonperforming assets           $6,647        $6,574        $6,957        $8,887        $7,870
                                            ======        ======        ======        ======        ======

TEMPORARY INVESTMENTS

Federal funds sold and securities purchased under agreement to resell are the primary components of temporary investments. These funds help in the management of liquidity and interest rate sensitivity. In 1997, temporary investments averaged $47.7 million, a decrease of $3.9 million, or 7.6% from their average in 1996. Temporary investment funds are reallocated as loan demand presents the opportunity.

INVESTMENT SECURITIES

The majority of the investment securities portfolio is comprised of U.S. Treasury securities, Federal agency securities, tax-exempt securities, and mortgage-backed securities. Total investment securities were $215 million on December 31, 1997, a decrease of $6 million, or 2.8% from year end 1996.

The funds made available from maturing or called bonds have been redirected to fund new loan growth as needed. Remaining funds have been used to increase the Company's holding of tax-free obligations and mortgage-backed securities. Obligations of states and political subdivisions are the primary means of managing the Company's tax position. The alternative minimum tax is not expected to impact the Company's ability to acquire tax-free obligations in the near future as they become available at an attractive yield.

Available for sale securities and held to maturity securities were $119 million and $96 million, respectively. Total investment securities averaged $210 million, a decrease of $8 million, or 3.7% from year end 1996. The unrealized gain, net of tax effect, on available for sale securities, was $100 thousand on December 31, 1997.

The following table summarizes the carrying values of investment securities on December 31, 1997, 1996, and 1995. The investment securities are divided into available for sale and held to maturity securities. Available for sale securities are carried at the estimated fair value and held to maturity securities are carried at amortized cost.

December 31,                                       1997                         1996                      1995
                                         Available       Held to     Available       Held to     Available      Held to
(In thousands)                           for sale       maturity     for sale       maturity     for sale      maturity
--------------                           --------       --------     --------       --------     --------      --------
U.S. Treasury securities                 $ 25,789      $  1,000      $ 27,453      $  2,000      $ 16,668      $ 15,994
Obligations of U.S.
   Government agencies                     59,053        16,149        62,744        28,581        77,624        34,732
Obligations of states and political
   subdivisions                                          69,662                      66,348                      57,114
Mortgage-backed securities                 30,543         8,875        15,329        14,680        10,251        13,151
Corporate debt                                184                         842                         700
Equity securities                           3,507                       2,923                         690
                                           ------        ------        ------        ------        ------        ------
   Total                                 $119,076      $ 95,686      $109,291      $111,609      $105,933      $120,991
                                         ========      ========      ========      ========      ========      ========


The following is an analysis of the maturity distribution and weighted average interest rates of investment securities at December 31, 1997. For purposes of this analysis, available for sale securities are stated at fair value and held to maturity securities are valued at amortized cost. Equity securities in the available for sale portfolio consist primarily of Federal Home Loan Bank (FHLB) stock, which has no stated maturity date.

AVAILABLE FOR SALE


                                       Within             After One But        After Five But            After
                                      One Year         Within Five Years      Within Ten Years         Ten Years
(In thousands)                  Amount        Rate    Amount        Rate    Amount        Rate    Amount        Rate
--------------                  ------        ----    ------        ----    ------        ----    ------        ----
U.S. Treasury securities       $12,989        5.36%  $12,800        5.84%
Obligations of U.S.
   Government agencies          29,512        5.16    27,533        6.35   $ 2,008        7.47%
Mortgage-backed securities         217        6.40     2,200        5.99    21,258        6.93   $ 6,868        6.98%
Corporate debt                                           184        7.52
                               -------        ----   -------        ----   -------        ----   -------        ----
       Total                   $42,718        5.23%  $42,717        6.18%  $23,266        6.33%  $ 6,868        6.98%
                               =======        ====   =======        ====   =======        ====   =======        ====





HELD TO MATURITY

                                       Within             After One But        After Five But            After
                                      One Year         Within Five Years      Within Ten Years         Ten Years
(In thousands)                  Amount        Rate    Amount        Rate    Amount        Rate    Amount        Rate
--------------                  ------        ----    ------        ----    ------        ----    ------        ----
U.S. Treasury securities       $ 1,000        5.53%
Obligations of U.S.
   Government agencies           6,998        5.35   $ 6,650        6.15%  $ 2,500        7.13%
Obligation of states and
   political subdivisions        9,460        7.00    34,974        6.90    20,549        7.38   $ 4,679        7.45%
Mortgage-backed securities                             2,222        6.86     6,654        6.62
                               -------        ----   -------        ----   -------        ----   -------        ----
   Total                       $17,458        6.23%  $43,846        6.82%  $29,703        7.19%  $ 4,679        7.45%
                               =======        ====   =======        ====   =======        ====   =======        ====


The calculation of the weighted average interest rates for each category is based on the weighted average costs of the securities. The weighted average tax rates on exempt state and political subdivisions are computed on a taxable equivalent basis using a 34% tax rate.

DEPOSITS

On December 31, 1997, deposits totaled $835 million, an increase of $49 million, or 6.2% from year end 1996. Deposits averaged $753 million in 1997, virtually unchanged from 1996.

During 1997 total average interest bearing deposits decreased $5 million, or 0.8% to $636 million while average noninterest bearing deposits increased $5 million, or 4.6% to $117 million.

The primary decrease in interest bearing deposits is due to an $8.9 million decrease in average time deposits. Average savings deposits also experienced a $3.2 million decline in 1997. These decreases were partially offset by an increase in average interest bearing demand deposits of $7.3 million, or 4.4%.

A summary of average balances and rates paid on deposits follows.


                                  1997             1996              1995
                            Average Average   Average Average   Average Average
(In thousands)              Balance  Rate     Balance  Rate     Balance  Rate
--------------              -------  ----     -------  ----     -------  ----

Noninterest bearing demand $117,341   0.0    $112,199   0.0    $110,759   0.00%
Interest bearing demand     172,803   2.4     165,551   2.4     156,937   2.66
Savings                     141,961   3.1     145,134   3.2     141,934   3.38
Time                        321,376   5.3     330,294   5.6     312,140   5.54
                            -------           -------           -------
       Total               $753,481          $753,178          $721,770
                           ========          ========          ========


Maturities of time deposits of $100,000 or more outstanding at December 31, 1997 are summarized as follows:


                                                  Time Deposits
(In thousands)                                   $100,000 or more
--------------                                   ----------------

3 months or less                                     $11,663
Over 3 through 6 months                               10,639
Over 6 through 12 months                              19,151
Over 12 months                                        18,073
                                                      ------
       Total                                         $59,526
                                                     =======


SHORT-TERM BORROWINGS

Short-term borrowings are made up primarily of securities sold under agreement to repurchase with balances of $49,251,00, $16,594,000, and $34,638,000 in 1997,
1996, and 1995, respectively. A summary of short-term borrowings is as follows.


(In thousands)                                         1997      1996      1995
--------------                                         ----      ----      ----

Amount outstanding at year end                      $50,602   $16,594   $34,638
Maximum outstanding at any month end                 50,602    59,452    55,929
Average outstanding                                  28,117    25,706    28,889
Weighted average rate during the year                  4.75%     5.11%     5.48%
Weighted average interest rate at year end             5.37      5.17      5.48

Such borrowings are generally on an overnight basis.


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

LIQUIDITY

The liquidity of the Company is dependent on the receipt of dividends from its subsidiary banks (see Note 17 to the consolidated financial statements). Management expects that in the aggregate, its subsidiary banks will continue to have the ability to dividend adequate funds to the Company.

The Company's objective as it relates to liquidity is to ensure that subsidiary banks have funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability. In order to maintain a proper level of liquidity, the banks have several sources of funds available on a daily basis which can be used for liquidity purposes. Those sources of funds are:

     The subsidiary banks' core deposits consisting of both business and non-business deposits

     Cash flow generated by repayment of loan principal and interest

     Federal funds purchased and securities sold under agreements to repurchase

For the longer term, the liquidity position is managed by balancing the maturity structure of the balance sheet. This process allows for an orderly flow of funds over an extended period of time.

Liquid assets consist of cash and due from banks, short-term investments, and securities available for sale. At December 31, 1997, such assets totaled $306 million.

For the year ended December 31, 1997, cash and due from banks increased $24 million to $76 million compared with an $11 million increase during the previous year period. Net cash provided by operating activities decreased $3 million in the comparison. Net cash used in investing activities increased $16 million. Net cash provided by financing activities totaled $75 million for the year 1997, compared to $5 million in 1996.

INTEREST RATE SENSITIVITY

Since it is extremely difficult to accurately predict interest rate movements, it is management's intention to maintain the cumulative interest sensitivity GAP at the one year time frame between plus or minus 10% of total earning assets. The GAP position may be managed by (1) purchasing investment securities with a maturity date within the desired time frame, (2) offering interest rate incentives to encourage loan customers to choose the desired maturity, and (3) offering interest rate incentives to encourage deposit customers to choose the desired maturity.

The following chart illustrates interest rate sensitivity at December 31, 1997 for various time periods. The purpose of this GAP chart is to measure interest rate risk utilizing the repricing intervals of the interest sensitive assets and liabilities. Rising interest rates are likely to increase net interest income in a positive GAP position while falling interest rates are beneficial in a negative GAP position. The Company has a negative GAP position through twelve months, but then shifts to a positive GAP position between one and five years. This positioning is due to management's anticipated economic outlook and other competitive factors.

Rate Sensitivity Analysis as of December 31, 1997


                                                                     After Three       After
                                                                      Months But    One Year But
                                                        Within       Within Twelve   Within Five     After
(In millions)                                        Three Months       Months         Years      Five Years      Total
-------------                                        ------------       ------         -----      ----------      -----
INTEREST EARNING ASSETS
Investment securities                                $    47.9      $    27.2      $    92.2     $    47.5     $   214.8
Federal funds sold                                       109.6                                                     109.6
Loans, net of unearned income                            194.3          180.4          193.9          17.3         585.9
                                                         -----          -----          -----          ----         -----
       Total                                         $   351.8      $   207.6      $   286.1     $    64.8     $   910.3

       Percentage of total interest
         earning assets                                   38.6%          22.8%          31.4%          7.1%        100.0%

RATE SENSITIVE SOURCES OF FUNDS USED
   TO FINANCE INTEREST EARNING ASSETS
Interest bearing demand deposits                     $   216.8                                                 $   216.8
Savings                                                  145.7                                         6.2         151.9
Time                                                      53.7          122.9          132.6           5.5         314.7
Other borrowed funds                                      50.3             .3             .5           2.6          53.7
                                                          ----          -----          -----           ---          ----
       Total                                         $   466.5      $   123.2      $   133.1     $    14.3     $   737.1

       Percent of total rate sensitive
         sources of funds                                 63.3%          16.7%          18.1%          1.9%        100.0%

Interest sensitivity gap                                (114.7)          84.4          153.0          50.5         173.2

Cumulative interest sensitivity gap                     (114.7)         (30.3)         122.7         173.2
Interest sensitive assets to interest
   sensitive liabilities                                    .75           1.69           2.15          4.53          1.23
Cumulative ratio of interest sensitive assets
   to interest sensitive liabilities                        .75            .95           1.17          1.23
Cumulative gap as a percent of total
   earning assets                                        (12.6)%         (3.3)%         13.5%         19.0%


CAPITAL RESOURCES

Shareholders equity was $117 million on December 31, 1997, increasing $7.4 million, or 6.8% from year end 1996. During 1996, the Company announced that it would purchase up to 200,000 share of its outstanding common stock as market conditions permit. At December 31, 1997 the Company has purchased a total of 85,162 shares under this plan for a total cost of approximately $3.4 million. During 1997 the Company purchased 15,762 shares of its outstanding common stock for a total cost of $644 thousand. Dividends of $6.5 million were declared during the year. This includes a 17.1% increase in the quarterly dividend rate in the fourth quarter of 1997 from $.41 per share to $.48 per share. The Company's capital ratios as of December 31, 1997, the regulatory minimums and the regulatory standard for a well capitalized institution are as follows.


                              Farmers Capital    Regulatory      Well
                              Bank Corporation    Minimum     Capitalized
                              ----------------    -------     -----------

Tier 1 risk based                18.73%            4.00%         6.00%
Total risk based                 19.98             8.00         10.00
Leverage                         12.73             4.00          5.00


The capital ratios of all the subsidiary banks, on an individual basis, were well in excess of the applicable minimum regulatory capital ratio requirements at December 31, 1997.

The table below is an analysis of dividend payout ratios and equity to asset ratios for the previous five years.


December 31,                           1997     1996     1995     1994     1993
------------                           ----     ----     ----     ----     ----

Percentage of dividends declared
   to net income                      45.90%   45.21%   50.24%   46.40%   39.78%
Percentage of average shareholders'
   equity to average total assets     12.46    11.94    11.81    11.57    11.22


SHAREHOLDER INFORMATION

As of January 1, 1998, there were 863 shareholders of record. This figure does not include individual participants in security position listings.

Stock Prices

Farmers Capital Bank Corporation's stock is traded on the National Association of Security Dealers Automated Quotation System (NASDAQ) SmallCap Market tier of The NASDAQ Stock Market, with sales prices reported under the symbol: FFKT. The table below is an analysis of the stock prices and dividends declared for 1997 and 1996.


STOCK PRICES

                                                                     Dividends
                               High                   Low            Declared
                               ----                   ---            --------

1997
Fourth Quarter               $69.50                $51.50                $0.48
Third Quarter                 53.00                 40.50                 0.41
Second Quarter                42.00                 39.50                 0.41
First Quarter                 42.00                 40.00                 0.41

1996
Fourth Quarter               $41.25                $39.25                $0.41
Third Quarter                 40.50                 34.50                 0.36
Second Quarter                41.50                 33.00                 0.36
First Quarter                 42.50                 38.50                 0.36


Dividends declared per share increased $.22 or 14.8% and $.14, or 10.4% for the years 1997 and 1996, respectively.

YEAR 2000 COMPLIANCE

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Year 2000 problem arises when computer programs use two digits rather than four to define the applicable year. Some systems may treat the year 2000 as the year 1900. This could result in a major system failure or miscalculations. A number of computer systems which are affected by the Year 2000 are utilized by the Company to operate its day-to-day business. Most of these systems use software developed by and licensed from third party software vendors.

The Company is utilizing both internal and external resources to identify, correct, and test the Company's systems for Year 2000 compliance. The Company is actively managing all of its third party software vendors to determine that software corrections and warranty commitments are obtained. The Company believes that mission critical applications are Year 2000 compliant. Most of the systems testing will be completed in 1998, with the remainder scheduled to be completed during the first quarter of 1999. The Company believes that the costs associated with Year 2000 compliance will be absorbed in routine annual software maintenance contracts and are not likely to be incremental costs to the Company. The Company does not anticipate future material expenditures in order to become Year 2000 compliant.

ACCOUNTING REQUIREMENTS EFFECTIVE IN 1998

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS 130") and Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS 131"). SFAS 130 defines comprehensive income as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Statement requires comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. The Company does not expect the implementation of this Statement to have a material effect on the consolidated financial statements.

SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly report to shareholders. This Statement requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. This Statement is effective in 1998. In the initial year of application, this Statement is not required to be applied to interim periods. The Company does not expect the implementation of this Statement to have a material effect on the consolidated financial statements.

FORWARD-LOOKING STATEMENTS

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

1996 COMPARED WITH 1995

Net income was $12.7 million in 1996 compared to $10.4 million in 1995, an increase of $2.3 million. Net income per share increased from $2.69 to $3.29. The increase in net income is primarily due to the $3.2 million pre-tax gain on the sale of loans of the Company's consumer finance subsidiary during the second quarter of 1996. This gain also contributed to the increase in the Company's performance ratios for 1996. The return on average assets and average equity increased from 1.21% to 1.41% and from 10.20% to 11.80%, respectively.

Total interest income, on a tax equivalent basis was $69.1 million, up $438 thousand, less than 1% from 1995. The largest contributors to the increase were in investment securities. Average investment securities increased $30.8 million, or 16.5%.

Total interest expense was $28.7 million, up $588 thousand, or 2.1%. The increase was primarily due to increases in the volume of time deposits and the rate paid on time deposits. The average balance of time deposits increased 5.8% and the average rate paid increased from 5.54% to 5.61%.

Net interest income on a tax equivalent basis was relatively unchanged at $40.4 million. Total interest income increased $438 thousand while total interest expense increased $588 thousand. The spread between rates earned and paid was 4.20%, a 5.62% decrease from 1995, while the net interest margin decreased 4.80% from 5.21% to 4.96%.

Noninterest income increased $3.2 million to $15.0 million in 1996. The increase is due primarily to the gain on the sale of loans of Money One, the Corporation's consumer finance subsidiary. Service charges on deposits and trust fees experienced moderate growth.

Noninterest expense decreased $626 thousand or 1.9%. The decline is a result of decreases in equipment expense and deposit insurance expense in the amounts of $109 thousand and $815 thousand, respectively. These declines were partially offset by a $458 thousand increase in salaries and benefits and slight increases in occupancy expense and bank franchise tax.

Income tax expense was $5.2 million in 1996, up $806 thousand from 1995, which correlates to the increase in income before taxes. The effective tax rate for 1996 was 29.0% compared to 29.6% in 1995.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK MANAGEMENT

Market risk is the risk of loss arising from adverse changes in market prices and rates. The Company's market risk is comprised primarily of interest rate risk created by its core banking activities of extending loans and receiving deposits. Many factors, including economic and financial conditions, general movements in market interest rates, and consumer preferences, affect the spread between interest earned on assets and interest paid on liabilities. The Company's primary purpose in managing interest rate risk is to effectively invest the Company's capital and to manage and preserve the value created by its core banking business.

The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For each balance sheet item listed below, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.


PRINCIPAL CASH FLOWS AND RELATED WEIGHTED AVERAGE INTEREST RATES

                                                                                                                              Fair
December 31, (Dollars in thousands)           1998         1999       2000      2001     2002        Thereafter    Total      Value
-----------------------------------           ----         ----       ----      ----     ----        ----------    -----      -----
RATE SENSITIVE ASSETS
   Interest bearing due from banks        $  1,300                                                              $  1,300    $  1,300
       Average interest rate                  5.79%                                                                 5.79%
       Federal funds sold and securities
         purchased under agreements to
         resell                            109,610                                                               109,610     109,610
       Average interest rate                  6.18                                                                  6.18

   Investment debt securities
       Fixed rate                           48,697     $ 24,248    $ 19,165  $ 30,412 $ 12,750       $   64,517  199,789     200,644
       Average interest rate                  5.74         5.85%       5.58%     5.89%    5.82%            6.27%    5.94
         Variable rate                      11,466                                                                11,466      11,466
       Average interest rate                  4.50                                                                  4.50

   Loans, net
       Fixed rate                          210,032       58,457      43,625    28,623   21,656           13,339  375,732     374,217
       Average interest rate                  9.22         9.13        9.59      9.12     9.00             8.68     9.11
       Variable rate                       163,921       12,344      11,527     8,825   13,060              531  210,208     210,208
       Average interest rate                 10.20         8.97        8.59      8.28     8.09             8.27     9.07

RATE SENSITIVE LIABILITIES
   Noninterest bearing checking           $151,600                                                              $151,600    $151,600
   Savings and interest bearing checking   368,738                                                               368,738     368,738
   Average interest rate                      2.53%                                                                 2.53%
   Time deposits                           176,516     $ 90,559    $ 34,937  $  4,810 $  2,308       $    5,508  314,638     314,926
   Average interest rate                      5.20         5.73%       5.26%     6.37%    5.27%            5.66%    5.45
   Fixed interest rate borrowings           42,980          841         228       228      228            1,418   45,923      46,008
   Average interest rate                      5.71         5.95        7.75      7.75     7.75             7.75     5.81
   Variable interest rate borrowings         7,732                                                                 7,732       7,732
   Average interest rate                      2.66                                                                  2.66

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Farmers Capital Bank Corporation

We have audited the accompanying consolidated balance sheet of Farmers Capital Bank Corporation and Subsidiaries as of December 31, 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Farmers Capital Bank Corporation and Subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




/s/ KPMG Peat Marwick LLP

Louisville, Kentucky
January 15, 1998

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Farmers Capital Bank Corporation

We have audited the accompanying consolidated balance sheet of Farmers Capital Bank Corporation and Subsidiaries as of December 31, 1996 and the related consolidated statements of income, shareholders equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farmers Capital Bank Corporation and Subsidiaries as of December 31, 1996 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



/s/ Coopers & Lybrand L.L.P.

Louisville, Kentucky
January 16, 1997



CONSOLIDATED BALANCE SHEETS

DECEMBER 31, (In thousands, except share data)                              1997                  1996
----------------------------------------------                              ----                  ----
ASSETS
Cash and cash equivalents:
   Cash and due from banks                                           $    75,830           $    52,073
   Interest bearing deposits in other banks                                1,300                   758
   Federal funds sold and securities purchased under
       agreement to resell                                               109,610                69,915
                                                                         -------                ------
       Total cash and cash equivalents                                   186,740               122,746

Investment securities:
   Available for sale                                                    119,076               109,291
   Held to maturity                                                       95,686               111,609
                                                                          ------               -------
       Total investment securities                                       214,762               220,900

Loans, net of unearned income                                            585,940               558,249
Allowance for loan losses                                                 (9,114)               (8,741)
                                                                          ------                ------
       Loans, net                                                        576,826               549,508

Premises and equipment                                                    21,214                19,320
Accrued interest receivable                                                7,805                 8,129
Other assets                                                               6,836                 4,716
                                                                     -----------           -----------
       Total assets                                                  $ 1,014,183           $   925,319
                                                                     ===========           ===========

LIABILITIES
Deposits:
   Noninterest bearing                                               $   151,600           $   103,488
   Interest bearing                                                      683,376               682,822
                                                                         -------               -------
       Total deposits                                                    834,976               786,310

Other borrowed funds                                                      53,655                20,165
Dividends payable                                                          1,815                 1,558
Accrued interest payable                                                   1,956                 2,204
Other liabilities                                                          4,737                 5,486
                                                                         -------               -------
       Total liabilities                                                 897,139               815,723

Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock, par value $.25 per share; 4,804,000 shares
   authorized; 3,781,220 and 3,796,982 shares issued and
   outstanding at December 31, 1997 and 1996, respectively                   945                   949
Capital surplus                                                            8,894                 8,931
Retained earnings                                                        107,105               100,078
Unrealized gain (loss) on securities available for sale,
   net of tax                                                                100                  (362)
                                                                         -------               -------
       Total shareholders' equity                                        117,044               109,596
                                                                     -----------           -----------

       Total liabilities and shareholders' equity                    $ 1,014,183           $   925,319
                                                                     ===========           ===========

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
For the years ended December 31,                                  1997      1996      1995
--------------------------------                                  ----      ----      ----
INTEREST INCOME
Interest and fees on loans                                     $52,991   $52,778   $53,965
Interest on investment securities:
   Taxable                                                       8,635     9,121     7,923
   Nontaxable                                                    3,142     2,872     2,331
Interest on deposits in other banks                                114        61       116
Interest on federal funds sold and securities
   purchased under agreement to resell                           2,478     2,653     2,926
                                                                 -----     -----     -----
       Total interest income                                    67,360    67,485    67,261

INTEREST EXPENSE
Interest on deposits                                            25,913    27,170    26,274
Interest on other borrowed funds                                 1,537     1,533     1,841
                                                                 -----     -----     -----
       Total interest expense                                   27,450    28,703    28,115
                                                                ------    ------    ------
       Net interest income                                      39,910    38,782    39,146
Provision for loan losses                                        1,830     4,162     3,727
                                                                 -----     -----     -----
       Net interest income after provision
         for loan losses                                        38,080    34,620    35,419

NONINTEREST INCOME
Service charges and fees on deposits                             5,325     5,258     5,060
Other service charges, commissions and fees                      3,814     3,157     3,052
Data processing income                                           1,458     1,373     1,397
Trust income                                                     1,137     1,161     1,121
Investment securities gains, net                                              10         2
Gain on sale of Money One loans                                            3,206
Other                                                              780       824     1,111
                                                                ------    ------    ------
       Total noninterest income                                 12,514    14,989    11,743

NONINTEREST EXPENSE
Salaries and employee benefits                                  16,168    17,246    16,788
Occupancy expenses, net                                          1,950     1,995     1,982
Equipment expenses                                               2,732     2,603     2,712
Data processing expense                                          1,056       958       861
Bank franchise tax                                               1,070     1,045     1,000
Deposit insurance expense                                           97        11       826
Other                                                            7,596     7,917     8,232
                                                                 -----     -----     -----
       Total noninterest expense                                30,669    31,775    32,401
                                                                ------    ------    ------
       Income before income taxes                               19,925    17,834    14,761
Income tax expense                                               5,822     5,178     4,372
                                                                 -----     -----     -----
       Net income                                              $14,103   $12,656   $10,389
                                                               =======   =======   =======

Net income per common share - basic and diluted                $  3.73   $  3.29   $  2.69

Weighted average shares outstanding - basic and diluted          3,786     3,842     3,866

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In thousands, except per share data)                                                               Unrealized
                                                                                                    Gain (Loss)
                                                       Common                                      on Securities           Total
For the years ended                                    Stock              Capital     Retained   Available for Sale,   Shareholders'
December 31, 1997, 1996, and 1995                Shares       Amount      Surplus     Earnings       net of tax           Equity
---------------------------------                ------       ------      -------     --------       ----------           ------
   Balance at January 1, 1995                     3,866    $     967    $   9,094    $  90,524     $    (521)             $ 100,064

Cash dividends declared, $1.35 per share                                                (5,219)                              (5,219)
Net income                                                                              10,389                               10,389
Change in unrealized loss on securities
   available for sale, net of tax                                                                       (305)                  (305)
                                                  -----          ---        -----       ------          ----                 -------
   Balance at December 31, 1995                   3,866          967        9,094       95,694          (826)                104,929


Cash dividends declared, $1.49 per share                                                (5,722)                              (5,722)
Purchase of common stock                            (69)         (18)        (163)      (2,550)                              (2,731)
Net income                                                                              12,656                               12,656
Change in unrealized loss on securities
   available for sale, net of tax                                                                        464                    464
                                                  -----          ---        -----       ------          ----                 -------
   Balance at December 31, 1996                   3,797          949        8,931      100,078          (362)               109,596

Cash dividends declared, 1.71 per share                                                 (6,473)                              (6,473)
Purchase of common stock                            (16)          (4)         (37)        (603)                                (644)
Net income                                                                              14,103                               14,103
Change in unrealized loss on securities
   available for sale, net of tax                                                                        462                    462
                                                  -----          ---        -----       ------          ----                -------
   Balance at December 31, 1997                   3,781    $     945    $   8,894    $ 107,105     $     100              $ 117,044
                                                  =====    =========    =========    =========     =========              =========

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, (In thousands)                           1997         1996         1995
-----------------------------------------------                           ----         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                         $  14,103    $  12,656    $  10,389
  Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                      2,587        2,477        2,634
      Net amortization of investment security
       premiums and discounts:
         Available for sale                                                (84)        (388)        (818)
         Held to maturity                                                   77          111          240
      Provision for loan losses                                          1,830        4,162        3,727
      Mortgage loans originated for sale                                (9,080)      (8,017)     (14,730)
      Proceeds from sale of mortgage loans                               9,017        7,955       14,730
      Deferred income tax expense                                          633          512          732
      Gain on sale of mortgage loans                                       (19)         (18)
      Gain on sale of Money One loans                                                (3,206)
      Gain on sale of fixed assets                                          (8)        (150)
      Gain on call of investment securities:
       Held to maturity                                                                 (10)          (2)
      Decrease (increase) in accrued interest receivable                   324         (240)      (1,111)
      (Increase) decrease in other assets                               (3,523)         491       (1,078)
      (Decrease) increase in accrued interest payable                     (248)        (166)         655
      (Decrease) increase in other liabilities                            (749)       1,449          476
                                                                          ----        -----          ---
       Net cash provided by operating activities                        14,860       17,618       15,844

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from maturities and calls of investment securities:
       Available for sale                                              118,918      132,172       84,897
       Held to maturity                                                 33,767       39,175       51,855
      Purchases of investment securities:
       Available for sale                                             (127,920)    (134,440)    (118,004)
       Held to maturity                                                (17,921)     (29,894)     (52,607)
      Loans originated for investment, net of principal collected      (29,066)     (31,123)     (14,134)
      Purchases of premises and equipment                               (4,094)      (1,594)      (1,413)
      Proceeds from sale of equipment                                      154          399
      Proceeds from sale of Money One loans                                          15,447
                                                                       -------       ------      -------
      Net cash used in investing activities                            (26,162)      (9,858)     (49,406)

CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in deposits                                          48,666       31,449       58,166
      Dividends paid                                                    (6,216)      (5,557)      (5,103)
      Purchase of common stock                                            (644)      (2,731)
      Net increase (decrease) in other borrowed funds                   33,490      (18,359)      (9,868)
                                                                        ------      -------       ------
      Net cash provided by financing activities                         75,296        4,802       43,195
                                                                        ------        -----       ------
      Net change in cash and cash equivalents                           63,994       12,562        9,633

  Cash and cash equivalents at beginning of year                       122,746      110,184      100,551
                                                                       -------      -------      -------
      Cash and cash equivalents at end of year                       $ 186,740    $ 122,746    $ 110,184
                                                                     =========    =========    =========

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
  Interest                                                           $  27,698    $  28,869    $  27,460
  Income taxes                                                           5,649        4,210        3,730
Cash dividend declared and unpaid                                        1,815        1,558        1,392

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reclassifications
Certain amounts in the accompanying consolidated financial statements presented for prior years have been reclassified to conform with the 1997 presentation. These reclassifications do not affect net income or shareholders' equity as previously reported.

Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest bearing demand deposits in other banks, federal funds sold and securities purchased under agreements to resell. Generally, federal funds sold and securities purchased under agreements to resell are purchased and sold for one-day periods.

Investment Securities
All investments in debt securities and all investments in equity securities are classified into three categories. Securities that management has the positive intent and ability to hold until maturity are classified as held to maturity. Securities that are bought and held specifically for the purpose of selling them in the near term are classified as trading securities. All other securities are classified as available for sale. Securities are designated as available for sale if management intends to use such securities in its asset/liability management strategy and therefore such securities may be sold in response to changes in interest rates and prepayment risk. Securities classified as trading and available for sale are carried at market value. Unrealized holding gains and losses for trading securities are included in current income. Unrealized holding gains and losses for available for sale securities are reported net of income taxes as a separate component of shareholders' equity until realized.
Investments classified as held to maturity are carried at amortized cost. Realized gains and losses on any sales of securities are computed on the basis of specific identification of the adjusted cost of each security and are included in noninterest income.

Loans and Interest Income
Loans are stated at the principal amount outstanding. Interest income on loans is recognized using the interest method based on loan principal amounts outstanding during the period, except interest on some consumer installment loans which is recognized on the sum-of-the-months digits method, and does not differ materially from the interest method. Fees and incremental direct costs associated with loan origination are deferred and amortized as yield adjustments over the respective loan terms. Generally, the accrual of interest on loans, including impaired loans, is discontinued when it is determined that the collection of interest or principal is doubtful, or when a default of interest or principal has existed for 90 days or more, unless such loan is well secured and in the process of collection. Cash payments received on nonaccrual loans generally are applied to principal, and interest income is only recorded once principal recovery is assured.

The Company accounts for impaired loans in accordance with Statement of Financial Accounting Standards No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN ("SFAS 114"), as amended by Statement of Financial Accounting Standards No. 118, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN - INCOME RECOGNITION ("SFAS 118"). SFAS 114, as amended, requires that impaired loans be measured at the present value of expected future cash flows, discounted at the loan's effective interest rate, at the loan's observable market price, or at the fair value of the collateral if the loan is collateral dependent. Generally, impaired loans are also in nonaccrual status. In certain circumstances, however, the Company may continue to accrue interest on an impaired loan. Cash receipts on impaired loans are applied to the recorded investment in the loan, including any accrued interest receivable. The Company does not apply SFAS 114 and SFAS 118 to loans which are part of a large group of smaller-balance homogeneous loans, such as residential mortgage and consumer loans. Such loans are collectively evaluated for impairment.

Loans Held for Sale
The Company's operations include a limited amount of mortgage banking. Mortgage banking activities include the origination of residential mortgage loans for sale to various investors. Mortgage loans originated and intended for sale in the secondary market, principally under programs with the Federal Home Loan Mortgage Corporation (FHLMC) and the Federal National Mortgage Association
(FNMA), are carried at the lower of cost or market value and included in net loans on the balance sheet. The carrying amount on these loans was less than 0.07% of net loans at December 31, 1997. Mortgage banking revenues, including origination fees, servicing fees, net gains or losses on sales of mortgages, and other fee income amount to less than 1% of the Company's total revenue for the years ended December 31, 1997, 1996, and 1995.

Provision for Loan Losses
The provision for loan losses charged to operating expenses represents an amount that is sufficient to maintain the allowance for loan losses at an adequate level based on management's best estimate of possible future loan losses. Management's determination of the adequacy of the allowance is based on such considerations as the current condition and volume of the Company's loan portfolios, economic conditions within the Company's service areas, review of specific problem loans, and any other factors influencing the collectibility of the loan portfolios.

Other Real Estate
Other real estate owned and held for sale included with other assets in the accompanying consolidated balance sheets includes properties acquired by the Company through actual loan foreclosures. Other real estate owned is carried at the lower of cost or fair value less estimated costs to sell. Fair value is the amount that the Company could reasonably expect to receive in a current sale between a willing buyer and a willing seller, other than in a forced or liquidation sale. Fair value of assets is measured by the market value based on comparable sales. Any reduction to fair value from the fair value recorded at the time of acquisition is accounted for as a valuation reserve.

Income Taxes
Deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Premises and Equipment
Premises, equipment, and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation is computed primarily on the straight-line method over the estimated useful lives for furniture, equipment, and buildings. Leasehold improvements are amortized over the shorter of the estimated useful lives or terms of the related leases on the straight-line method. Maintenance, repairs, and minor improvements are charged to operating expenses as incurred and major improvements are capitalized. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income.

Net Income Per Common Share
Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS 128"), which requires the computation and disclosure of basic and diluted net income per common share. Prior period's net income per common share amounts have been restated to reflect the adoption of SFAS 128. Basic net income per common share is determined by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per common share is determined by dividing net income by the weighted average number of shares of common stock outstanding plus the weighted average number of shares that would be issued upon exercise of dilutive stock options assuming proceeds are used to repurchase shares pursuant to the treasury stock method.

The weighted average number of common shares outstanding for both basic and diluted net income per common share was 3,786,000, 3,842,000, and 3,866,000 for the years ended December 31, 1997, 1996, and 1995, respectively. Options to purchase 225,000 shares of common stock at $49.00 per share were granted September 9, 1997. The options granted are subject to ratification by the Company's shareholders at the May 12, 1998 annual meeting. The shares granted were not included in the computation of diluted EPS because the options exercise price was greater than the 1997 weighted average market price for the common shares. The options, which expire 10 years after the grant date, were still outstanding at year end 1997.

2. INVESTMENT SECURITIES

The following summarizes the amortized cost and estimated fair values of the securities portfolio at December 31, 1997. The summary is divided into available for sale and held to maturity securities.

                                                                  Gross      Gross  Estimated
                                                   Amortized   Unrealized Unrealized  Fair
December 31, 1997 (In thousands)                     Cost         Gains     Losses    Value
--------------------------------                     ----         -----     ------    -----
AVAILABLE FOR SALE
U.S. Treasury securities                           $ 25,773   $     37   $     21   $ 25,789
Obligations of U.S. Government agencies              59,033         84         64     59,053
Mortgage-backed securities                           30,409        153         19     30,543
Corporate debt                                          204                    20        184
Equity securities                                     3,507                            3,507
                                                      -----        ---         --      -----
   Total securities - available for sale           $118,926   $    274   $    124   $119,076
                                                   ========   ========   ========   ========

HELD TO MATURITY
U.S. Treasury securities                           $  1,000              $      1   $    999
Obligations of U.S. Government agencies              16,149   $     16         63     16,102
Obligations of states and political subdivisions     69,662        982        141     70,503
Mortgage-backed securities                            8,875         86         24      8,937
                                                      -----         --         --      -----
   Total securities - held to maturity             $ 95,686   $  1,084   $    229   $ 96,541
                                                   ========   ========   ========   ========


The following summarizes the amortized cost and estimated fair values of the securities portfolio at December 31, 1996.


                                                                 Gross       Gross  Estimated
                                                   Amortized   Unrealized Unrealized  Fair
December 31, 1996 (In thousands)                      Cost        Gains     Losses    Value
--------------------------------                      ----        -----     ------    -----
AVAILABLE FOR SALE
U.S. Treasury securities                           $ 27,485   $     17   $     49   $ 27,453
Obligations of U.S. Government agencies              63,287         10        553     62,744
Mortgage-backed securities                           15,296         46         13     15,329
Corporate debt                                          849                     7        842
Equity securities                                     2,923                            2,923
                                                     ------        ---         --     ------
   Total securities - available for sale           $109,840   $     73   $    622   $109,291
                                                                                    --------
HELD TO MATURITY
U.S. Treasury securities                           $  2,000   $      1   $      5   $  1,996
Obligations of U.S. Government agencies              28,581         22        192     28,411
Obligations of states and political subdivisions     66,348        528        356     66,520
Mortgage-backed securities                           14,680        145         24     14,801
                                                     ------        ---         --     ------
   Total securities - held to maturity             $111,609   $    696   $    577   $111,728
                                                   ========   ========   ========   ========


The amortized cost and estimated fair value of the securities portfolio at December 31, 1997, by contractual maturity, are shown below. The summary is divided into available for sale and held to maturity securities. Equity securities in the available for sale portfolio consist primarily of Federal Home Loan Bank (FHLB) stock, which has no stated maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                           Available for Sale    Held to Maturity
                                         Amortized   Estimated Amortized   Estimated
December 31, 1997 (In thousands)            Cost    Fair Value    Cost    Fair Value
--------------------------------            ----    ----------    ----    ----------
Due in one year or less                  $ 42,776   $ 42,718   $ 17,458   $ 17,453
Due after one year through five years      42,651     42,717     43,846     44,169
Due after five years through ten years     23,148     23,266     29,703     30,186
Due after ten years                         6,844      6,868      4,679      4,733
                                            -----      -----      -----      -----
   Total                                 $115,419   $115,569   $ 95,686   $ 96,541
                                         ========   ========   ========   ========

Gross gains of $0, $10,000, and $2,000 for 1997, 1996, and 1995, respectively, were realized on calls of investment securities. There were no losses on these transactions.

Investment securities with a book value of $129,231,000 and $117,600,000 at December 31, 1997 and 1996 were pledged to secure public and trust deposits, repurchase agreements, and for other purposes.

3. LOANS

Major classifications of loans are summarized as follows.

December 31, (In thousands)                                1997            1996
---------------------------                                ----            ----

Commercial, financial, and agricultural               $ 114,377       $ 120,256
Real estate - construction                               26,299          27,098
Real estate - mortgage                                  334,612         305,229
Installment loans                                        87,835          85,720
Lease financing                                          31,759          29,144
                                                         ------          ------
   Total loans                                          594,882         567,447
Less unearned income                                     (8,942)         (9,198)
                                                         ------          ------
   Total loans, net of unearned income                $ 585,940       $ 558,249
                                                      =========       =========


Loans to directors, executive officers, principal shareholders, including loans to affiliated companies of which directors, executive officers and principal shareholders are principal owners, and loans to members of the immediate family of such persons, were approximately $16,245,000 and $13,277,000 at December 31, 1997 and 1996, respectively. An analysis of the activity with respect to these loans follows.


(In thousands)
--------------

Balance, December 31, 1996                                               $13,277
Additions, including loans now meeting
  disclosure requirements                                                 11,590
Amounts collected, including loans no longer
  meeting disclosure requirements                                          8,622
                                                                           -----
   Balance, December 31, 1997                                            $16,245
                                                                         =======


4. ALLOWANCE FOR LOAN LOSSES

The Company's recorded investment in impaired loans, as defined in SFAS 114, was $2,813,000 at December 31, 1997 and $2,847,000 at December 31, 1996. Of those amounts, $2,186,000 and $2,847,000, respectively, represent loans for which an allowance for loan losses, in the amounts of $895,000 and $922,000, has been established under SFAS 114. For the years ended December 31, 1997 and 1996, the recorded investment in impaired loans averaged $3,705,000 and $2,769,000, respectively. Interest income recognized on impaired loans totaled $226,000, $151,000, and $113,000 for the years 1997, 1996, and 1995, respectively.

The Company's charge off policy for impaired loans does not differ from the charge off policy for loans outside the definition of SFAS 114. Loans that are delinquent in excess of 120 days are charged off unless there is a valid reason for the delinquency and the borrower continues to maintain a satisfactory financial standing and/or the collateral securing the debt is of such value that any loss appears to be unlikely.

An analysis of the allowance for loan losses follows.


Year Ended December 31,                       1997                             1996                             1995
                                Regular     SFAS 114    Total     Regular    SFAS 114    Total     Regular     SFAS 114   Total
(In thousands)                 Allowance   Allowance  Allowance  Allowance  Allowance  Allowance  Allowance   Allowance  Allowance
--------------                 ---------   ---------  ---------  ---------  ---------  ---------  ---------   ---------  ---------
Balance, beginning of year      $ 7,819    $   922    $ 8,741    $ 7,687    $   785    $ 8,472    $ 8,889       None    $ 8,889
Provisions for loan losses        1,713        117      1,830      3,044      1,118      4,162      3,727                 3,727
Recoveries                        1,138        156      1,294        516                   516        740                   740
Loans charged off                (2,451)      (300)    (2,751)    (3,428)      (981)    (4,409)    (3,666)   $(1,218)    (4,884)
Initial transfer to SFAS
 114 allowance                                                                                     (2,003)               (2,003)
Initial transfer from
 regular allowance                                                                                  2,003                 2,003
                                -------    -------    -------    -------    -------    -------    -------    -------    -------
Balance, end of year            $ 8,219    $   895    $ 9,114    $ 7,819    $   922    $ 8,741    $ 7,687    $   785    $ 8,472
                                =======    =======    =======    =======    =======    =======    =======    =======    =======


5. NONPERFORMING ASSETS


(In thousands)                                                   1997       1996
--------------                                                   ----       ----

Nonaccrual loans                                               $3,137     $2,938
Loans past due 90 days or more                                  2,196      1,822
Restructured loans                                              1,285      1,814
                                                                -----      -----
   Total nonperforming loan balances at December 31,            6,618      6,574
Other real estate owned                                            29
                                                               ------     ------
   Total nonperforming assets at December 31,                  $6,647     $6,574
                                                               ======     ======



Interest income that would have been recognized under original terms on nonaccrual and restructured loans was $490,000, $445,000, and $731,000 at December 31, 1997, 1996, and 1995, respectively. The amount of interest recognized on nonaccrual and restructured loans was $288,000, $189,000, and $133,000 at December 31, 1997, 1996, and 1995, respectively.

6. PREMISES AND EQUIPMENT

Premises and equipment consist of the following.


December 31, (In thousands)                                     1997        1996
---------------------------                                     ----        ----

Land, buildings, and leasehold improvements                  $26,609     $23,082
Furniture and equipment                                       10,591      17,564
                                                              ------      ------
   Total premises and equipment                               37,200      40,646
Less accumulated depreciation and amortization                15,986      21,326
                                                              ------      ------
   Net premises and equipment                                $21,214     $19,320
                                                             =======     =======


Depreciation and amortization of premises and equipment were $2,054,000, $1,941,000, and $2,082,000 in 1997, 1996, and 1995, respectively.

7. DEPOSIT LIABILITIES

Time deposits of $100,000 or more at December 31, 1997 and 1996 were $59,526,000 and $53,488,000, respectively.

At December 31, 1997, the scheduled maturities of time deposits were as follows.

(In thousands)
--------------

1998                                    $176,516
1999                                      90,559
2000                                      34,937
2001                                       4,810
2002                                       2,308
2003 and thereafter                        5,508
                                        --------
Total                                   $314,638
                                        ========


8. OTHER BORROWED FUNDS

Other borrowed funds are comprised primarily of securities sold under agreement to repurchase with balances of $49,251,000 and $16,594,000 at December 31, 1997 and 1996, respectively. In addition, the Company's subsidiary banks are members of the Federal Home Loan Bank (FHLB) and, accordingly, are eligible to borrow from the FHLB. The Company's subsidiary banks pledge certain first mortgage loans as collateral for these advances. The outstanding balances for such borrowings were $2,558,000 and $2,777,000 at December 31, 1997 and 1996,
respectively. Information concerning other borrowed funds is summarized as follows.


                                                                          1997                1996
                                                                              Maximum             Maximum
December 31, (In thousands)                       1997       1996   Average  Month End  Average  Month End
---------------------------                       ----       ----   -------  ---------  -------  ---------
SHORT TERM
Securities sold under agreement to repurchase   $49,251   $16,594   $27,975   $49,251   $25,706   $59,452
Other                                             1,351                 142     1,351
                                                -------   -------   -------   -------   -------   -------
  Total Short Term                              $50,602   $16,594   $28,117   $50,602   $25,706   $59,452
                                                =======   =======   =======   =======   =======   =======

LONG TERM
FHLB advances                                     2,558     2,777
Other                                               495       794
                                                    ---       ---
  Total long term                               $ 3,053   $ 3,571
                                                =======   =======

The weighted average interest rate on short term debt during 1997 and 1996 was 4.75% and 5.11%, respectively. The weighted average interest rate on FHLB debt was 7.75% during 1997 and 1996. The weighted average interest rate on other long term debt was 4.42% during 1997 and 1996.

Maturities of long term borrowings outstanding at December 31, 1997 are as follows.

(In thousands)
--------------

   1998                                               $  481
   1999                                                  470
   2000                                                  228
   2001                                                  228
   2002                                                  228
   Thereafter                                          1,418
                                                       -----
   Total                                              $3,053
                                                      ======


9. INCOME TAXES

The components of income tax expense are as follows.

December 31, (In thousands)                                   1997      1996      1995
---------------------------                                   ----      ----      ----
Currently payable                                          $ 5,189   $ 4,666   $ 3,640
Deferred income taxes                                          633       512       732
                                                               ---       ---       ---
   Total applicable to operations                            5,822     5,178     4,372

Charged (credited) to components of shareholders equity:
  Net unrealized securities gains (losses)                     238       245      (161)
                                                               ---       ---      ----
   Total income taxes                                      $ 6,060   $ 5,423   $ 4,211
                                                           =======   =======   =======


An analysis of the difference between the effective income tax rates and the statutory federal income tax rate follows.

December 31, (In thousands)                                 1997     1996     1995
---------------------------                                 ----     ----     ----
Federal statutory rate                                      35.0%    35.0%    35.0%
Changes from statutory rates resulting from:
  Tax exempt interest                                       (6.7)    (6.8)    (7.4)
  Nondeductible interest to carry municipal obligations       .8       .8       .9
  Amortization of intangibles                                 .9      1.0      1.2
  Other, net                                                 (.8)    (1.0)     (.1)
                                                             ---     ----      ---
   Effective tax rate                                       29.2%    29.0%    29.6%
                                                            ====     ====     ====

The tax effects of the significant temporary differences which comprise deferred tax assets and liabilities at December 31, 1997 and 1996 follow.


December 31, (In thousands)                                  1997           1996
---------------------------                                  ----           ----

ASSETS
Loan loss reserve                                         $ 3,190        $ 3,059
Deferred directors' fees                                      184            168
Postretirement benefit obligation                             435            366
Investment securities                                                        187
Self-funded insurance                                          34            196
Other                                                                         95
                                                            -----          -----
   Total deferred tax assets                                3,843          4,071

LIABILITIES
Depreciation                                                1,596          1,691
Investment securities                                         139
Deferred loan fees                                            768            632
Lease financing operations                                  1,437          1,045
Other                                                         161             90
                                                            -----          -----
   Total deferred tax liabilities                           4,101          3,458
                                                            -----          -----

   Net deferred tax asset (liability)                     $  (258)       $   613
                                                          =======        =======


In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 1997.

10. RETIREMENT PLANS

The Company maintains a defined contribution-money purchase pension plan which covers substantially all employees. The Company's contributions under the plan are based upon a percentage of covered employees' salaries.

The Company has established a stock bonus/employee stock ownership plan for the benefit of substantially all employees of the Company. The Company's contributions under the plan are based upon a percentage of covered employees' salaries, and are paid at the discretion of the Board of Directors of the Company. The Company contributes cash to the plan and Company shares are purchased with the cash in the open market. Cash contributed to the plan was $0, $102,000, and $0, respectively for the years ended December 31, 1997, 1996, and 1995. No stock was contributed to the plan for the years ended December 31, 1997, 1996, and 1995, respectively.

The Company has also established a profit-sharing (401K) plan which covers substantially all employees. The Company will match all eligible employee contributions up to 4% of the participant's compensation. The Company may, at the discretion of the Board, contribute an additional amount based upon a percentage of covered employees' salaries.

The total retirement plan expense for 1997, 1996, and 1995 was $847,000, $897,000, and $857,000, respectively.


11.   COMMON STOCK OPTIONS

In 1997, the Board of Directors approved a nonqualified stock option plan which provides for granting of stock options to key employees and officers of the Company. The plan is subject to ratification by the Company's shareholders at the next annual shareholders meeting to be held May 12, 1998. The Company applies Accounting Principals Board Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation expense has been recognized for the stock option plan. Had compensation cost for the Company's stock options granted in 1997 been determined under the fair value approach described in Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below.


December 31, 1997
(In thousands, except per share data)             As reported          Pro Forma
-------------------------------------             -----------          ---------

Net income                                         $   14,103         $   14,048
Basic income per share                                   3.73               3.71
Diluted income per share                                 3.73               3.71


The plan provides for the granting of options to purchase up to 225,000 shares of the Company's common stock at a price equal to 100% of the fair market value of the Company's common stock on the date the option is granted. The term of the options expire after ten years from the date on which the options are granted. Options granted under the plan vest ratably over various time periods ranging from four to seven years. All options granted must be held for a minimum of one year before they can be exercised.

The fair value of the option grants are estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997: dividend yield of 5.31%; expected volatility of 19.3%; risk free interest rate of 5.75%; and expected life of seven years.

A summary of the status of the Company's stock option plan as of December 31, 1997 is presented below.

                                                   Weighted    Weighted
                                                    Average     Average
                                                   Price Per   Remaining
                                        Shares       Share        Life
                                        ------       -----        ----

Outstanding at January 1, 1997               0            0            0
  Granted                              225,000      $ 49.00      6.7 years
  Expired                                    0            0            0
  Exercised                                  0            0            0
                                       -------      -------      ---------
Outstanding at December 31, 1997       225,000      $ 49.00      6.7 years
                                       =======      =======      =========

Exercisable at December 31, 1997             0            0            0


The weighted average fair value of each option granted in 1997 was $6.87.

12. POSTRETIREMENT BENEFITS

The Company provides lifetime medical and dental benefits for certain eligible retired employees. Only employees meeting the eligibility requirements as of December 31, 1989 will be eligible for such benefits upon retirement. The entire cost of these benefits is paid for by the Company as incurred and totaled $113,000, $127,000, and $131,000, respectively, for the years ended December 31, 1997, 1996, and 1995. The plan is unfunded.

The following table sets forth the plan's status reconciled with the amount shown in the Company's consolidated balance sheets at December 31, 1997 and 1996.

(In thousands)                                                  1997       1996
--------------                                                  ----       ----

ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION
Retirees and dependents                                      $ 2,471    $ 2,577
Fully eligible active plan participants                          458        675
Other active plan participants                                    48        698
                                                                  --        ---
   Total accumulated postretirement benefit obligation         2,977      3,950


Unrecognized net gain (loss)                                     277       (866)
Unamortized transition obligation                             (1,522)    (1,623)
Unrecognized prior service cost                                 (467)      (509)
                                                                ----       ----
   Accrued postretirement benefit cost                       $ 1,265    $   952
                                                             =======    =======


The components of the net periodic postretirement benefit cost at December 31, 1997 and 1996 are as follows.

(In thousands)                                                  1997       1996
--------------                                                  ----       ----

Service cost                                                    $  9       $ 24
Interest on accumulated benefit obligation                       250        278
Amortization of transition obligation and other                  145        192
                                                                 ---        ---
   Total                                                        $404       $494
                                                                ====       ====

Major assumptions:
  Discount rate                                                  7.0%       7.5%


For measurement purposes, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed. The rate was assumed to decrease gradually to 5% by 2012 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported.

If the health care cost trend rate were to increase 1%, the accumulated benefit obligation would be $3,312,000.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Total commitments to extend credit at December 31, 1997 were $89,147,000. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, marketable securities, inventory, premises and equipment, residential real estate, and income producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The credit risk involved in issuing letters of credit is essentially the same as that received when extending credit to customers. The Company had approximately $6,902,000 in irrevocable letters of credit outstanding at December 31, 1997.

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

16. CONTINGENCIES

The Company's bank subsidiaries are defendants in certain legal actions arising from normal business activities. Management believes these actions are without merit, that in certain instances its actions or omissions were pursuant to the advice of counsel, or that the ultimate liability, if any, resulting from them will not materially affect the Company's consolidated financial position, results of operations or cash flows, although resolution in any year or quarter could be material for that period.

17. REGULATORY MATTERS

Payment of dividends by the Company's subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. At December 31, 1997, combined retained earnings of the subsidiary banks were approximately $37,321,000 of which $7,241,000 is available for the payment of dividends in 1998 without obtaining prior approval from bank regulatory agencies.

Included in cash and due from banks are certain noninterest bearing deposits that are held at the Federal Reserve Bank and correspondent banks in accordance with regulatory reserve requirements specified by the Federal Reserve Board of Governors. The balance requirement was $11,937,000 at December 31, 1997 and $9,990,000 at December 31, 1996.

The Company's banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the banks must meet specific capital guidelines that involve quantitative measures of the banks assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The banks capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the banks to maintain minimum amounts and ratios (set forth in the tables below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Each of the Company's subsidiary banks meet all capital adequacy requirements to which they are subject as of December 31, 1997.

As of December 31, 1997, the most recent notification from the FDIC categorized the banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the tables. There are no conditions or events since that notification that management believes have changed the institution's category.

The banks actual capital amounts and ratios are also presented in the tables.

                                                                                                  To Be Well Capitalized
                                                                               For Capital        Under Prompt Corrective
                                                        Actual              Adequacy Purposes         Action Provisions
December 31, 1997 (Dollars in thousands)         Amount         Ratio      Amount        Ratio      Amount         Ratio
----------------------------------------         ------         -----      ------        -----      ------         -----
TIER 1 CAPITAL (TO RISK WEIGHTED ASSETS)
Consolidated                                   $115,102         18.73%   $ 24,587         4.00%   $ 36,880          6.00%
Farmers Bank & Capital Trust Co.                 34,508         12.46      11,060         4.00      16,590          6.00
Farmers Bank and Trust Co.                       10,726         13.54       3,156         4.00       4,733          6.00
Lawrenceburg National Bank                        8,380         12.98       2,577         4.00       3,865          6.00
First Citizens Bank                               9,513         13.00       2,923         4.00       4,384          6.00
United Bank & Trust Co.                           8,959         13.30       2,689         4.00       4,033          6.00
Kentucky Banking Centers, Inc.                    6,688         11.67       2,289         4.00       3,434          6.00

TOTAL CAPITAL (TO RISK WEIGHTED ASSETS)
Consolidated                                   $122,803         19.98%   $ 49,174         8.00%   $ 61,467         10.00%
Farmers Bank & Capital Trust Co.                 37,971         13.71      22,120         8.00      27,650         10.00
Farmers Bank and Trust Co.                       11,716         14.79       6,311         8.00       7,889         10.00
Lawrenceburg National Bank                        9,187         14.23       5,154         8.00       6,442         10.00
First Citizens Bank                              10,428         14.25       5,846         8.00       7,307         10.00
United Bank & Trust Co.                           9,801         14.55       5,378         8.00       6,722         10.00
Kentucky Banking Centers, Inc.                    7,405         12.92       4,578         8.00       5,723         10.00

TIER 1 CAPITAL (TO AVERAGE ASSETS)
Consolidated                                   $115,102         12.73%   $ 36,163         4.00%   $ 45,204          5.00%
Farmers Bank & Capital Trust Co.                 34,508          8.52      16,201         4.00      20,252          5.00
Farmers Bank and Trust Co.                       10,726          9.01       4,759         4.00       5,949          5.00
Lawrenceburg National Bank                        8,380          8.89       3,770         4.00       4,713          5.00
First Citizens Bank                               9,513          8.31       4,581         4.00       5,726          5.00
United Bank & Trust Co.                           8,959          8.94       4,009         4.00       5,011          5.00
Kentucky Banking Centers, Inc.                    6,688          8.84       3,027         4.00       3,783          5.00


                                                                                                   To Be Well Capitalized
                                                                                For Capital        Under Prompt Corrective
                                                        Actual              Adequacy Purposes        Action Provisions
December 31, 1996 (Dollars in thousands)         Amount         Ratio      Amount        Ratio      Amount         Ratio
----------------------------------------         ------         -----      ------        -----      ------         -----
TIER 1 CAPITAL (TO RISK WEIGHTED ASSETS)
Consolidated                                   $107,603         18.35%   $ 23,459         4.00%   $ 35,189          6.00%
Farmers Bank & Capital Trust Co.                 36,095         13.82      10,428         4.00      15,642          6.00
Farmers Bank and Trust Co.                       10,060         12.92       3,104         4.00       4,655          6.00
Lawrenceburg National Bank                        8,703         13.30       2,612         4.00       3,918          6.00
First Citizens Bank                              10,332         14.57       2,831         4.00       4,246          6.00
United Bank & Trust Co.                           8,561         13.65       2,504         4.00       3,756          6.00
Kentucky Banking Centers, Inc.                    6,561         12.55       2,088         4.00       3,132          6.00

TOTAL CAPITAL (TO RISK WEIGHTED ASSETS)
Consolidated                                   $114,951         19.60%   $ 46,918         8.00%   $ 58,648         10.00%
Farmers Bank & Capital Trust Co.                 39,361         15.07      20,855         8.00      26,069         10.00
Farmers Bank and Trust Co.                       11,034         14.17       6,207         8.00       7,759         10.00
Lawrenceburg National Bank                        9,521         14.55       5,224         8.00       6,530         10.00
First Citizens Bank                              11,218         15.82       5,662         8.00       7,077         10.00
United Bank & Trust Co.                           9,345         14.90       5,008         8.00       6,261         10.00
Kentucky Banking Centers, Inc.                    7,214         13.80       4,176         8.00       5,220         10.00

TIER 1 CAPITAL (TO AVERAGE ASSETS)
Consolidated                                   $107,603         11.91%   $ 36,153         4.00%   $ 45,191          5.00%
Farmers Bank & Capital Trust Co.                 36,095          8.69      16,615         4.00      20,769          5.00
Farmers Bank and Trust Co.                       10,060          8.69       4,629         4.00       5,786          5.00
Lawrenceburg National Bank                        8,703          8.87       3,926         4.00       4,907          5.00
First Citizens Bank                              10,332          9.16       4,513         4.00       5,642          5.00
United Bank & Trust Co.                           8,561          8.79       3,897         4.00       4,871          5.00
Kentucky Banking Centers, Inc.                    6,561          9.03       2,906         4.00       3,633          5.00



18.   STOCK SPLIT

Subsequent to December 31, 1997 the Board of Directors of the Company approved a two-for-one stock split of its common stock in order to make its shares more accessible to potential buyers. This should result in a wider distribution and improved marketability for the Company's shares. In order to effect the split, the shareholders of the Company will be asked to approve an increase in the number of authorized shares at their next annual meeting to be held May 12, 1998. The stock split is effective on July 1, 1998 for holders of record on June 1, 1998.

19. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS ("SFAS 107"). This Statement requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet for which it is practicable to estimate that value. The estimated fair value amounts have been determined by the Company using available market information and present value or other valuation techniques. These derived fair values are subjective in nature, involve uncertainties and matters of significant judgement and, therefore, cannot be determined with precision. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from the disclosure requirements. Accordingly, the aggregate fair value amounts presented are not intended to represent the underlying value of the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and Cash Equivalents
The carrying amount is a reasonable estimate of fair value.

Investment Securities
For marketable equity securities, fair values are based on quoted market prices or dealer quotes. For other securities, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loan Receivables
The fair value of loans is estimated by discounting the future cash flows using current discount rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposit Liabilities
The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for certificates of deposit with similar remaining maturities.

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

Other Borrowed Funds
The fair value of other borrowed funds is estimated using rates currently available for debt with similar terms and remaining maturities.
The estimated fair values of the Company's financial instruments are as follows.


December 31,                                 1997                    1996
                                    Carrying       Fair     Carrying        Fair
(In thousands)                        Amount      Value       Amount       Value
--------------                        ------      -----       ------       -----

ASSETS
Cash and cash equivalents           $186,740    $186,740    $122,746    $122,746
Investments securities:
   Available for sale                119,076     119,076     109,291     109,291
   Held to maturity                   95,686      96,541     111,609     111,728
Loans, net                           576,826     575,306     549,508     543,252

LIABILITIES
Deposits                             834,976     835,264     786,310     787,793
Other borrowed funds                  53,655      53,740      20,165      20,419


20. QUARTERLY FINANCIAL DATA

Unaudited (In thousands, except per share data)
Quarters Ended 1997                                     March 31   June 30  Sept. 30   Dec. 31
-------------------                                     --------   -------  --------   -------
Interest income                                          $16,563   $16,713   $16,952   $17,132
Interest expense                                           6,868     6,719     6,875     6,988
                                                           -----     -----     -----     -----
   Net interest income                                     9,695     9,994    10,077    10,144
Provision for loan losses                                    568       518       407       337
                                                             ---       ---       ---       ---
   Net interest income after provision for loan losses     9,127     9,476     9,670     9,807

Other income                                               3,262     2,995     3,086     3,171
Other expense                                              7,633     7,165     7,795     8,076
                                                           -----     -----     -----     -----
   Income before income taxes                              4,756     5,306     4,961     4,902
Income tax expense                                         1,365     1,521     1,499     1,437
                                                           -----     -----     -----     -----
   Net income                                            $ 3,391   $ 3,785   $ 3,462   $ 3,465
                                                         =======   =======   =======   =======

Net income per common share - basic                      $   .89   $  1.00   $   .92   $   .92
Net income per common share - diluted                        .89      1.00       .92       .91

Weighted average shares outstanding - basic                3,795     3,786     3,781     3,781
Weighted average shares outstanding - diluted              3,795     3,786     3,781     3,814



Unaudited (In thousands, except per share data)
Quarters Ended 1996                                      March 31   June 30  Sept. 30   Dec. 31
-------------------                                      --------   -------  --------   -------
Interest income                                           $16,966   $17,032   $16,725   $16,762
Interest expense                                            7,323     7,111     7,134     7,135
                                                            -----     -----     -----     -----
   Net interest income                                      9,643     9,921     9,591     9,627
Provision for loan losses                                   1,270     1,819       468       605
                                                            -----     -----       ---       ---
   Net interest income after provision for loan losses      8,373     8,102     9,123     9,022

Other income                                                2,897     5,848     2,954     3,290
Other expense                                               7,847     7,766     7,643     8,519
                                                            -----     -----     -----     -----
   Income before income taxes                               3,423     6,184     4,434     3,793
Income tax expense                                            968     1,995     1,297       918
                                                              ---     -----     -----       ---
   Net income                                             $ 2,455   $ 4,189   $ 3,137   $ 2,875
                                                          =======   =======   =======   =======

Net income per common share - basic and diluted           $  0.64   $  1.08   $  0.82   $  0.76

Weighted average shares outstanding - basic and diluted     3,866     3,866     3,836     3,798


21. PARENT COMPANY FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, (In thousands)                                  1997          1996
---------------------------                                  ----          ----

ASSETS
Cash on deposit with subsidiaries                       $  37,720     $  28,197
Investment in subsidiaries                                 80,822        82,474
Other assets                                                1,714         1,940
                                                            -----         -----
   Total assets                                         $ 120,256     $ 112,611
                                                        =========     =========

LIABILITIES
Dividends payable                                       $   1,815     $   1,558
Other liabilities                                           1,397         1,457
                                                            -----         -----
   Total liabilities                                        3,212         3,015

SHAREHOLDERS' EQUITY
Common stock                                                  945           949
Capital surplus                                             8,894         8,931
Retained earnings                                         107,105       100,078
Unrealized gain (loss) on securities
   available for sale, net of tax                             100          (362)
                                                              ---          ----
   Total shareholders' equity                             117,044       109,596
                                                          -------       -------

   Total liabilities and shareholders' equity           $ 120,256     $ 112,611
                                                        =========     =========


CONDENSED STATEMENTS OF INCOME

December 31, (In thousands)                                           1997        1996       1995
---------------------------                                           ----        ----       ----
INCOME
Dividends from subsidiaries                                       $ 16,922    $ 12,847   $  7,756
Interest income                                                        120          98        101
Other income                                                         1,055         689        724
                                                                     -----         ---        ---
   Total income                                                     18,097      13,634      8,581

EXPENSE
Other expense                                                        2,112       2,149      1,556
                                                                     -----       -----      -----
   Total expense                                                     2,112       2,149      1,556
                                                                     -----       -----      -----
   Income before income tax benefit and equity in undistributed
       income of subsidiaries                                       15,985      11,485      7,025
Income tax benefit                                                     232         509        288
                                                                       ---         ---        ---
   Income before equity in undistributed income of subsidiaries     16,217      11,994      7,313
Equity in undistributed income of subsidiaries                      (2,114)        662      3,076
                                                                    ------         ---      -----
   Net income                                                     $ 14,103    $ 12,656   $ 10,389
                                                                  ========    ========   ========


CONDENSED STATEMENTS OF CASH FLOWS

December 31, (In thousands)                                   1997        1996        1995
---------------------------                                   ----        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                             $ 14,103    $ 12,656    $ 10,389
   Adjustments to reconcile net income to net cash
       provided by operating activities:
         Equity in undistributed income of subsidiaries      2,114        (662)     (3,076)
         Change in other assets and liabilities, net           166        (107)        419
                                                               ---        ----         ---
       Net cash provided by operating activities            16,383      11,887       7,732

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash dividends                                           (6,216)     (5,557)     (5,103)
   Purchase of common stock                                   (644)     (2,731)
                                                              ----      ------      ------
       Net cash used in financing activities                (6,860)     (8,288)     (5,103)
                                                            ------      ------      ------
       Net change in cash and cash equivalents               9,523       3,599       2,629
Cash and cash equivalents at beginning of year              28,197      24,598      21,969
                                                            ------      ------      ------
       Cash and cash equivalents at end of year           $ 37,720    $ 28,197    $ 24,598
                                                          ========    ========    ========

SUPPLEMENTAL DISCLOSURES
   Cash paid during the year for income taxes             $  5,649    $  4,210    $  3,730
   Cash dividend declared and unpaid                         1,815       1,558       1,392

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

KPMG Peat Marwick LLP replaced Coopers & Lybrand L.L.P. (the "Former Accountant") as principal accountants for the Registrant on February 28, 1997. The change in the Registrant's independent public accountants was the result of a formal proposal process conducted by an appointed committee involving several accounting firms. The decision to change accountants was approved by the Registrant's Board of Directors.

Neither KPMG Peat Marwick LLP's report on the consolidated financial statements for 1997 nor the Former Accountant's report on the consolidated financial statements for 1996 contained an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the two most recent fiscal years there have been no disagreements with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events.

None of the following events has occurred within the Registrant's two most recent fiscal years:

(A) the Former Accountant did not advise the Registrant that the internal controls necessary for the Registrant to develop reliable financial statements do not exist;
(B) the Former Accountant did not advise the Registrant that information had come to the Former Accountant's attention that led it to no longer be able to rely on management's representations, or that made it unwilling to be associated with the financial statements prepared by management;
(C) (1) the Former Accountant did not advise the Registrant of the need to expand significantly the scope of its audit, or that information had come to the Former Accountant's attention that if further investigated could (i) materially impacted the fairness or reliability of either a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report (including information that could prevent it from rendering an unqualified report on those financial statements), or (ii) cause it to be unwilling to rely on management's representations or be associated with the Registrant's financial statements, and (2) due to the accountant's dismissal, or for any other reason, the Former Accountant did not so expand the scope of its audit or conduct such further investigations; or
(D) (1) the Former Accountant did not advise the Registrant that information had come to the Former Accountant's attention that it concluded materially impacted the fairness or reliability or either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements issued or to be issued covered by an audit report (including information that, unless resolved to the Former Accountant's satisfaction, would prevent it from rendering an unqualified audit report on those financial statements), and (2) due to the Former Accountant's dismissal, or for any other reason, the issue had not been resolved to the Former Accountant's satisfaction prior to its dismissal.

During the two most recent fiscal years neither the Registrant, nor anyone on its behalf, consulted KPMG Peat Marwick LLP regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, where either a written report was provided to the Registrant or oral advice was provided, that KPMG Peat Marwick LLP concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(l)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in paragraph 304(a)(l)(v) of Regulation S-K).

The Registrant has requested that the Former Accountant furnish it with a letter addressed to the SEC stating whether it agrees with the above statements. A copy of the Former Accountant's letter to the SEC dated March 5, 1997 is attached as an exhibit to this report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                            Positions and       Years of Service
                                            Offices With            With the
Executive Officer          Age               Registrant            Registrant
-----------------          ---               ----------            ----------


Charles S. Boyd            56          Director 1, President            34*
                                       and CEO

James H. Childers          55          Executive Vice President,        28*
                                       Secretary, General Counsel,
                                       Director 2

Additional information required by Item 10 is hereby incorporated by reference from the Registrant's definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 12, 1998 which will be filed with the Commission in March 1998, pursuant to Regulation 14A.

* Includes years of service with the Registrant and Farmers Bank & Capital Trust Co.

1 Also a director of Farmers Bank, Ky Banking Centers, Farmers Georgetown Bank, United Bank, Lawrenceburg Bank, First Citizens Bank, FCB Services and Money One (prior to the dissolution of Money One in 1996).

2    A director of Farmers Georgetown Bank.

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Items 11 through 13 is hereby incorporated by reference from the Registrant's definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 12, 1998 which will be filed with the Commission in March 1998, pursuant to Regulation 14A.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      LIST OF DOCUMENTS AND EXHIBITS                         REFERENCE (PAGE)

         1 & 2   Financial Statements and Schedules

         Independent Auditors' Reports                                     29-30

         Consolidated Balance Sheets at
              December 31, 1997 and 1996                                      31

         Consolidated Statements of Income
              for the years ended December 31, 1997, 1996 and 1995            32

         Consolidated Statements of Changes in
              Shareholders' Equity for the years
              ended December 31, 1997, 1996 and 1995                          33

         Consolidated Statements of Cash Flows
              for the years ended December 31, 1997, 1996 and 1995            34

         Notes to Consolidated Financial Statements                        35-53

     All schedules are omitted for the reason they are not required, or are not applicable, or the required information is disclosed elsewhere in the financial statements and related notes thereto.

         3.       Exhibits:

                 3(ii).     By-laws
               10(iii). The Registrant's Stock Option Plan, subject to shareholder ratification, is included in Appendix A of the Registrant's definitive proxy statement to be filed with the Commission in March, 1998 and is hereby incorporated by reference.
                    16.     Letter re change in certifying accountant
                    21.     Subsidiaries of the Registrant
                    27.     Financial Data Schedule (for SEC only)

(b)      REPORTS ON FORM 8-K

No reports on Form 8-K have been filed by the Registrant during the three month period ended December 31, 1997.

(c)      EXHIBITS

         See Index of Exhibits set forth on page 58.

(d)      SEPARATE FINANCIAL STATEMENTS AND SCHEDULES
         None

                                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FARMERS CAPITAL BANK CORPORATION

                                           By:/s/ Charles S. Boyd
                                           ----------------------
                                           Charles Scott Boyd
                                           President and Chief Executive Officer

                                           Date:  3/23/98
                                           --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Charles S. Boyd     President, Chief Executive Officer        3/23/98
Charles S. Boyd            and Director (principal executive
                           officer of the Registrant)

                                    Chairman
John P. Stewart

/s/ James E. Bondurant              Director                      3/20/98
James E. Bondurant

/s/ J. Barry Banker                 Director                      3/27/98
J. Barry Banker

                                    Director
Frank W. Sower, Jr.

                                    Director
Lloyd C. Hillard

/s/ J.H. Childers                   Director                      3/25/98
James H. Childers

/s/ G. Anthony Busseni              Director                      3/27/98
G. Anthony Busseni

/s/ Harold G. Mays                  Director                      3/25/98
Harold G. Mays

/s/ E. Bruce Dungan                 Director                      3/27/98
E. Bruce Dungan

/s/ W. Benjamin Crain               Director                      3/30/98
Benjamin Crain

                                    Director
Cecil D. Bell, Jr.

/s/ C. Douglas Carpenter     Vice President and CFO               3/20/98
C. Douglas Carpenter        (principal financial and
                               accounting officer)

                                INDEX OF EXHIBITS



                                                                    Page


3(ii).    By-laws                                                     59

10(iii).  The   Registrant's   Stock   Option  Plan,   subject
          to   shareholder ratification,  is  included in
          Appendix A of the Registrant's definitive proxy statement to be filed with the Commission in March, 1998 and is hereby incorporated by reference.

16.       Letter re change in certifying accountant                   70

21.       Subsidiaries of the Registrant                              71

27.       Financial Data Schedule (for SEC use only)

                                   EXHIBIT 3(ii)
                                     BY-LAWS

                              AMENDED AND RESTATED

                                     BY-LAWS

                                       OF

                        FARMERS CAPITAL BANK CORPORATION

                                    ARTICLE I

                                     OFFICES

         1.1 PRINCIPAL OFFICE. The principal office of the Corporation in the Commonwealth of Kentucky shall be located at 201 West Main Street, Frankfort, Kentucky 40601. The Corporation may have such other offices, either within or without the Commonwealth of Kentucky, as the business of the Corporation may require from time to time.

         1.2 REGISTERED OFFICE. The registered office of the Corporation may be, but need not be, identical with its principal office in the Commonwealth of Kentucky. The address of the registered office may be changed from time to time by the Board of Directors.

                                   ARTICLE II

                                  SHAREHOLDERS

         2.1 ANNUAL MEETINGS. The annual meeting of the shareholders shall be held at the principal office of the Corporation on the 2nd Tuesday in May of each year, at such time as the Chief Executive Officer may designate. The purpose of such meetings shall be the election of directors in accordance with
Article VI of the Articles of Incorporation and such other business as may properly come before it. If the election of directors shall not be held on the day designated for an annual meeting, or at any adjournment thereof, the Board of Directors shall cause the election to be held at a special meeting of the shareholders as soon thereafter as may be practicable.

         2.2 SPECIAL MEETINGS. Special meetings of the shareholders may be called by the Corporation's Board of Directors, or by the holders of not less than one-third (33-1/3%) of all the outstanding shares of the Corporation entitled to vote at such meeting, who have demanded such special meeting in writing delivered to the Corporation's Secretary.

         2.3 PLACE OF SPECIAL MEETINGS. The Board of Directors may designate any place within or without the Commonwealth of Kentucky as the place for any special meeting called by the Board of Directors. A waiver of notice signed by all shareholders may include a designation of any place, either within or without the Commonwealth of Kentucky, as the place for the holding of such meeting. If no designation is properly made, or if a special meeting be otherwise called, the place of meeting shall be at the registered office of the Corporation in the Commonwealth of Kentucky.

         2.4 NOTICE OF ANNUAL OR SPECIAL MEETINGS. Written or printed notice stating the place, day and hour of the meeting of shareholders and, in case of a special meeting of shareholders, the purpose or purposes for which the meeting is called, shall be delivered not less than ten (10) days nor more than sixty
(60) days before the date of the meeting, either personally or by mail, by or at the direction of the President or the Secretary, or the officer or persons calling the meeting, to each shareholder of record entitled to vote at such meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail in a sealed envelope addressed to the shareholder at his or her address as it appears on the stock transfer books of the Corporation, with postage thereon prepaid.

         2.5 MEETINGS BY CONSENT OF ALL SHAREHOLDERS. If all the shareholders shall meet at any time and place, either within or without the Commonwealth of Kentucky, and no shareholder objects at such meeting to holding the meeting or transacting business therein, such meeting shall be valid without call or notice, and at such meeting, any corporate action may be taken.

         2.6 WAIVER AND CONSENT TO MEETINGS OF LESS THAN ALL SHAREHOLDERS. If a shareholder meeting shall occur without all shareholders in attendance, a prior or subsequent written waiver of notice or consent to the holding of such meeting by the absent shareholders shall be equivalent to the call and giving of any requisite notice, and such meeting shall be valid without call or notice, and corporate action may be taken at such meeting.

         2.7 CLOSING TRANSFER BOOKS AND FIXING OF A RECORD DATE. The Board of Directors of the Corporation may close its stock transfer books for a period not exceeding seventy (70) days immediately prior to the date of any meeting of shareholders, or the date for the payment of any dividend or for the allotment of rights, or to the date when any exchange or reclassification of shares shall be effective, as the record date for the determination of shareholders entitled to notice of, or to vote at, such meeting, or shareholders entitled to receive payment of any such dividend or to receive any such allotment of rights, or to exercise any rights in respect of any exchange or reclassification of shares; and the shareholders of record on such record date shall be the shareholders entitled to notice of, and to vote at, such meeting, or to receive payment of such dividend or to receive such allotment of rights, or to exercise such rights, in the event of an exchange or reclassification of shares, as the case may be. If the transfer books are not closed and no record date is fixed by the Board of Directors, the day before the date on which notice of the meeting is mailed, or the date on which the resolution of the Board of Directors declaring such dividend is adopted or such other action is taken, as the case may be, shall be deemed to be the record date for the determination of the shareholders of the Corporation and the number of shares owned by them for all of the purposes set forth in the immediately preceding sentence. When a determination of shareholders has been made as provided in this Section, such determination shall apply to any adjournment thereof.

         2.8 VOTING RECORD. The officer or agent having charge of the transfer book for shares of the Corporation shall make a complete list of the shareholders entitled to vote at such meeting, arranged in alphabetical order by voting group, with the address of, and the number of shares held by, each shareholder. Such list shall be produced and be available for inspection at the corporation's principal office beginning five (5) business days before the meeting for which the list was prepared. Such list shall also be available at the time and place of the meeting and shall be subject to the inspection of any shareholder during the whole course of the meeting.

         2.9 QUORUM. A majority of the outstanding shares of the Corporation entitled to vote on a particular matter, or a majority of the shares entitled to vote as a separate voting group, represented in person or by proxy, shall constitute a quorum at any meeting of shareholders. If a quorum of shareholders is present, the affirmative vote of a majority of the shares represented at the meeting and entitled to vote on the subject matter shall be the act of the shareholders, unless the vote of a greater number of voting by classes is required by the Kentucky Business Corporation Act or by the Articles of Incorporation or these By-Laws. The shareholders present at a duly organized meeting can continue to do business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum.

         2.10 PROXIES. At all meetings of shareholders, a shareholder may vote by proxy executed in writing by the shareholder or by his or her duly authorized attorney-in-fact. Such proxy shall be filed with the Secretary of the Corporation before or at the time of the meeting. No proxy shall be valid after eleven (11) months from the date of its execution, unless otherwise provided in the proxy. A proxy, unless coupled with an interest and expressly made irrevocable, may be revoked in writing at any time. The effective time of such revocation shall be the time the Secretary of the Corporation receives the written notice of revocation.

         2.11 VOTING OF SHARES. Subject to the provisions of Section 2.13 hereof, each outstanding share of common stock authorized by the Corporation's Articles of Incorporation to have voting power shall be entitled to one vote upon each matter submitted to a vote at a meeting of shareholders. The voting rights, if any, of classes of shares other than voting common stock shall be as set forth in the Corporation's Articles of Incorporation or by appropriate legal action of the Board of Directors.

         2.12     VOTING OF SHARES BY CERTAIN HOLDERS.
                  (a) Shares standing in the name of another corporation may be voted by that corporation's president or by proxy appointed by him or her or by such other officer, agent or proxy as the by-laws of such other corporation may prescribe, or, in the absence of such provision, as the board of directors of such other corporation may determine.

                  (b) Shares held by an administrator, executor, guardian or conservator may be voted by him or her, either in person or by proxy, without a transfer of such shares into his or her name. Shares standing in the name of a trustee may be voted by him or her, either in person or by proxy, but no trustee shall be entitled to vote shares held by him or her without a transfer of such shares into his or her name.

                  (c) Shares standing in the name of a receiver may be voted by such receiver, and shares held by or under the control of a receiver may be voted by such receiver without the transfer thereof into his or her name if authority so to do be contained in an appropriate order of the court by which such receiver was appointed.

                  (d) Where shares are held jointly by two or more co-owners or fiduciaries, if only one such fiduciary votes, his or her act shall be presumed by the Corporation to be the vote of such co-owners or fiduciaries, if such fiduciary appears to be voting on behalf of all the co-owners or fiduciaries. Where shares are held jointly by three (3) or more fiduciaries, the will of the majority of such fiduciaries shall control the manner of voting or the giving of a proxy unless the instrument or order appointing the fiduciaries otherwise directs. Where, in any case, fiduciaries are equally divided upon the manner of voting shares jointly held by them, any court of competent jurisdiction may, upon petition filed by any of the fiduciaries, or by any beneficiary, appoint an additional person to act with the fiduciaries in determining the manner in which the shares shall be voted upon the particular questions as to which the fiduciaries are divided.

                  (e) A shareholder whose shares are pledged shall be entitled to vote such shares until the shares have been transferred into the name of the pledgee, and thereafter, the pledgee shall be entitled to vote the shares so transferred.

                  (f) The Secretary of the Corporation may demand written proof that the person asserting the right to vote shares pursuant to this Section 2.12 holds the position he or she claims to hold and has been properly authorized to vote the shares he or she represents. Such proof, if demanded, shall be presented prior to the voting of such shares by such person.

         2.13 CUMULATIVE VOTING. At each election for directors, each shareholder entitled to vote at such election shall have the right to cast, in person or by proxy, as many votes in the aggregate as he or she shall be entitled to vote under the Corporation's Articles of Incorporation, multiplied by the number of directors to be elected at such election; and each shareholder may cast the whole number of votes for one candidate or distributes such votes among two or more candidates. Directors shall not be elected in any other manner.

         2.14 ACTION BY WRITTEN CONSENT. Any action required to be taken, or which may be taken, at a meeting of the shareholders may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the shareholders entitled to vote with respect to the subject matter thereof.

                                   ARTICLE III

                                    DIRECTORS

         3.1 GENERAL POWERS. The business and affairs of the Corporation shall be managed by its Board of Directors.

         3.2 NUMBER, TENURE AND QUALIFICATIONS. The number of directors of the Corporation shall be twelve (12), who shall be divided into three (3) classes, and be elected and hold office as provided in Article VI of the Articles of Incorporation. Each director shall hold office for the term for which he or she is elected or until his or her successor shall have been elected and qualified, whichever period is longer. The Board of Directors shall have authority to amend the By-Laws to prescribe other qualifications for directors.

         3.3 REMOVAL AND RESIGNATIONS. At a meeting of shareholders called expressly for that purpose, any director may be removed, with cause, by a vote of the holders of a majority of the shares then entitled to vote at an election of directors. At a meeting of shareholders called expressly for that purpose, any director may be removed, without cause, by a vote of the holders of eighty (80%) percent of the shares then entitled to vote at an election of directors. Any member of the Board of Directors may resign from the Board of Directors at any time by giving written notice to the President or Secretary of the Corporation, and unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

         3.4 REGULAR MEETINGS. A regular annual meeting of the Board of Directors shall be held immediately after the annual meeting of shareholders. The Board of Directors may provide, by resolution, the time and place, either within or without the Commonwealth of Kentucky, for the holding of additional regular meetings without other notice than such resolution.

         3.5 SPECIAL MEETINGS. Special Meetings of the Board of Directors may be called by or at the request of the President or, if the Corporation has more than one director, any two directors. All special meetings of the Board of Directors shall be held at the principal office of the Corporation or such other place as may be specified in the notice of the meeting.

         3.6 MANNER OF CONDUCTING BOARD MEETINGS. The Board of Directors of the Corporation may permit any or all directors to participate in a regular or special meeting by, or conduct the meeting through the use of, any means of communication by which all directors participating may simultaneously hear each other during the meeting. A director participating in a meeting by this means shall be deemed to be present in person at the meeting.

         At the regular quarterly meeting of the Board of Directors of the Farmers Capital Bank Corporation held on January 26, 1998, the following Resolution was duly adopted:

         BE IT RESOLVED, that Article 3.6 of the By-Laws of the Farmers Capital Bank Corporation is hereby amended to add the following sentence: "Directors may also take action by the means described in KRS 271B.8-210.




                               /s/ James H. Childers
                               JAMES  H. CHILDERS, SECRETARY

         3.7 NOTICE. Notice of the date, time and place of any special meeting shall be given at least two (2) days prior thereto by written notice delivered personally or mailed to each director at his or her business address, or by telegram. Any director may waive notice of any meeting. The attendance of a director at, or participation in, any meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting for the express purpose of objecting (at the beginning of the meeting) to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the Board of Directors need be specified in the notice or waiver of notice of such meeting.

         3.8 QUORUM. A majority of the number of directors fixed by, or determined in accordance with, Section 3.2 hereof shall constitute a quorum for the transaction of business at any meeting of the Board of Directors, provided that, if less than a majority of the directors are present at said meeting, a majority of the directors present may adjourn the meeting from time to time without further notice.

         3.9 VOTING. The act of the majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors, unless otherwise required by the Articles of Incorporation.

     A director who is present at a meeting of the Board of Directors or a committee of the Board of Directors where action is taken shall be deemed to have assented to the action taken unless:

     (a) He or she objects at the beginning of the meeting (or promptly upon his or her arrival) to holding it or transacting business at the meeting;

     (b) His or her dissent or abstention from the action taken is entered in the minutes of the meeting; or

     (c) He or she delivers written notice of his or her dissent or abstention for the presiding officer of the meeting before its adjournment or to the Corporation immediately after adjournment of the meeting. The right of dissent or abstention shall not be available to a director who votes in favor of the action.

         3.10 VACANCIES. Any vacancy occurring in the Board of Directors may be filled by the shareholders or by the Board of Directors. If the directors remaining in office constitute fewer than a quorum of the Board, they may fill the vacancy by the affirmative vote of a majority of all directors remaining in office. If the vacancy was held by a director elected by a voting group of shareholders, only the holders of shares of that voting group shall be entitled to vote to fill the vacancy if it is filled by the shareholders. A vacancy that will occur at a specific later date may be filled before the vacancy occurs, but the new director may not take office until the vacancy occurs.

                  A director elected to fill a vacancy shall be elected for the unexpired term of his or her predecessor in office. Any directorship to be filled by reason of an increase in the number of directors may be filled by the Board of Directors for a term of office continuing only until the next election of directors by the shareholders.

         3.11 COMPENSATION. By resolution of the Board of Directors, each director may be paid his or her expenses, if any, of attendance at each meeting of the Board of Directors, and may be paid a stated stipend as director or a fixed sum for attendance at each meeting of the Board of Directors, or both. No such payment shall preclude any director from serving the Corporation in any other capacity and receiving compensation therefor.

         3.12 ACTION BY WRITTEN CONSENT. Any action required or permitted to be taken by the Board of Directors at a meeting may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the directors.
         3.13 CHAIRMAN AND VICE-CHAIRMAN OF THE BOARD. The Board of Directors may appoint one of its members Chairman of the Board of Directors. The Board of Directors may also appoint one of its members as Vice-Chairman of the Board of Directors, and such individual shall serve in the absence of the Chairman and perform such additional duties as may be assigned to him or her by the Board of Directors.

                                   ARTICLE IV

                                    OFFICERS

         4.1 OFFICERS. The officers of the Corporation shall be a President, one or more Vice-Presidents a Secretary and a Treasurer, each of whom shall be elected by the Board of Directors. Such other officers and assistant officers as may be deemed necessary may be elected or appointed by the Board of Directors. Any two or more offices may be held by the same person, except the offices of President and Secretary may not be held by the same person.

         4.2 ELECTION AND TERM OF OFFICE. The officers of the Corporation shall be elected by the Board of Directors at the first and, thereafter at each, annual meeting of the Board of Directors. If the election of officers shall not be held at any such meeting, such election shall be held as soon thereafter as is convenient. Vacancies may be filled or new offices created and filled at any meeting of the Board of Directors. Each officer shall hold office until his or her successor shall have been duly elected and shall have qualified or until his or her death or until he or she shall resign or shall have been removed in the manner hereinafter provided.

         4.3 REMOVAL AND RESIGNATIONS. Any officer or agent elected or appointed by the Board of Directors may be removed by the Board of Directors, with or without cause, whenever, in its judgment, the best interests of the Corporation would be served thereby, but such removal shall be without prejudice to the contract rights, if any of the person so removed. Election or appointment of an officer or agent shall not of itself create contract rights. Any officer of the Corporation may resign at any time by giving written notice to the President or Secretary of the Corporation, and unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

         4.4 VACANCIES. A vacancy in any office because of death, resignation, removal, disqualification or otherwise may be filled by the Board of Directors for the unexpired portion of the term.

         4.5 CHAIRMAN OF THE BOARD OF DIRECTORS. The Chairman of the Board shall preside at all meetings of the shareholders and Board of Directors.

         4.6 PRESIDENT. The President shall be the Chief Executive Officer of the Corporation. If no chairman has been appointed or, in the absence of the chairman, he or she shall preside at all meetings of the shareholders and of the Board of Directors. He or she may sign, with the Secretary or any other proper officer of the Corporation thereunto authorized by the Board of Directors, certificates for shares of the Corporation, any deeds, mortgages, bonds, contracts or other instruments which the Board of Directors has authorized to be executed, except in cases where the signing and execution thereof shall be expressly delegated by the Board of Directors or by these By-Laws to some other officer or agent of the Corporation, or shall be required by law to be otherwise signed or executed; and, in general, shall perform all duties incident to the office of President and such other duties as may be prescribed by the Board of Directors from time to time. Unless otherwise ordered by the Board of Directors, the President shall have full power and authority on behalf of the Corporation to attend, act and vote at any meetings of shareholders of any corporation in which the Corporation may hold stock, and at any such meeting, shall hold and may exercise all rights incident to the ownership of such stock which the Corporation, as owner, might have had and exercised if present. The Board of Directors may confer like powers on any other person or persons.

         4.7 VICE PRESIDENTS. In the absence of the President, or in the event of his or her inability or refusal to act, the Vice President (or, in the event there is more than one Vice President, the Vice President in order designated at the time of this election, or in the absence of any designation, then, in the order of their election), shall perform the duties of the President and when so acting, shall have all powers of and be subject to all the restrictions upon the President. Any Vice President may sign, with the Secretary or an Assistant Secretary, certificates for shares of the Corporation whose issuance has been authorized by the Board of Directors. The Vice President shall also perform such other duties as may from time to time be assigned to him or her by the President or by the Board of Directors.

         4.8 TREASURER. The Treasurer shall have charge and custody of and be responsible for all funds and securities of the Corporation; receive and give receipts for monies due and payable to the Corporation from any source whatsoever, and deposit all such monies in the name of the Corporation in such banks, trust companies and other depositories as shall be selected in accordance with the provisions of ARTICLE V of these By-Laws; and, in general, perform all the duties incident to the office of Treasurer and such other duties as from time to time may be assigned to him or her by the Chairman of the Board, the President or the Board of Directors. If required by the Board of Directors, the Treasurer shall give a bond for the faithful discharge of his or her duties in such sum and with such surety or sureties as the Board of Directors shall determine.

         4.9 SECRETARY. The Secretary shall (a) keep the minutes of the shareholders' meetings and of the Board of Directors' meetings in one or more books provided for that purpose; (b) see that all notices are duly given in accordance with the provisions of these By-Laws or as required by law; (c) be custodian of the corporate records and of the seal, if any, of the Corporation;
(d) keep a register of the Post Office address of each shareholder; (e) sign with the President or Vice President certificates for shares of stock of the Corporation; (f) have general charge of the stock transfer books of the Corporation; and, in general, perform all duties incident to the office of Secretary and such other duties as from time to time may be assigned to him or her by the Chairman of the Board, the President or by the Board of Directors.

                                    ARTICLE V

                            CONTRACTS, LOANS, CHECKS
                                  AND DEPOSITS

         5.1 CONTRACTS. The Board of Directors may authorize any officer or officers, agent or agents, to enter into any contract and execute and deliver any instruments in the name of and on behalf of the Corporation.
Such authority may be general or confined to specific instances.

     5.2 LOANS. No loans shall be contracted on behalf of the Corporation, and no evidences of indebtedness shall be issued in its name unless authorized by a resolution of the Board of Directors. Such authority may be general or confined to specific instances.

         5.3 CHECKS, DRAFTS, ETC. All checks, drafts or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the Corporation shall be signed by such officer or officers, or agent or agents, of the Corporation and in such manner as shall, from time to time, be determined by resolution of the Board of Directors.

         5.4 DEPOSITS. All funds of the Corporation not otherwise employed shall be deposited, from time to time, to the credit of the Corporation in such banks, trust companies and other depositories as the Board of Directors may select.

                                   ARTICLE VI

                           CERTIFICATES FOR SHARES AND
                                 THEIR TRANSFER

         6.1 CERTIFICATES FOR SHARES. Certificates representing shares of the Corporation shall be in such form as may be determined by the Board of Directors and by the laws of the Commonwealth of Kentucky. Such certificates shall be signed (either manually or in facsimile) by the President or a Vice President and by the Secretary or an Assistant Secretary, and may bear the seal of the Corporation, or a facsimile thereof. All certificates for shares shall be consecutively numbered. The name of the person owning the shares represented thereby, with the number of shares and date of issue, shall be entered on the books of the Corporation. All certificates surrendered to the Corporation for transfer shall be cancelled and no new certificates shall be issued until the former certificates for a like number of shares shall have been surrendered and cancelled, except that, in case of a lost, destroyed or mutilated certificate, a new one may be issued therefor upon such terms and indemnity to the Corporation as the Board of Directors may prescribe.

         6.2 TRANSFER OF SHARES. Transfer of shares of the Corporation shall be made only on the books of the Corporation by the registered holder thereof, or by his or her legal representative who shall furnish proper evidence of authority to transfer, or by his or her attorney thereunto authorized by power of attorney duly executed and filed with the Secretary of the Corporation, and on surrender for cancellation of the certificate for such shares. The person in whose name shares stand on the books of the Corporation shall be deemed the owner thereof for all purposes as regards the Corporation.

                                   ARTICLE VII

                                EMERGENCY BY-LAWS

         7.1 ADOPTION OF EMERGENCE BY-LAWS. The Emergency By-Laws provided in this ARTICLE VII shall be operative during any emergency in the conduct of the business of the Corporation resulting from an attack on the United States or on a locality in which the Corporation conducts its business or customarily holds meetings of its Board of Directors or its stockholders, or during any nuclear or atomic disaster, or during the existence of any natural or other catastrophe, or other similar emergency condition, as a result of which a quorum of the Board of Directors, or a standing committee thereof, cannot readily be convened for action, notwithstanding any different provision in the other Articles of these By-Laws or in the Articles of Incorporation of the Corporation or in the Kentucky Business Corporation Act. To the extent not inconsistent with the provisions of this Article, the By-laws provided in the other Articles thereof shall remain in effect during such emergency and upon its termination, the Emergency By-Laws shall cease to be operative.

     (a) A meeting of the Board of Directors may be called by any officer or director of the Corporation. Notice of the time and place of the meeting shall be given by the person calling the meeting to such of the directors as it may be feasible to reach by any available means of communication. Such notice shall be given at such time in advance of the meeting as circumstances permit in the judgment of the person calling the meeting.

     (b) The director or directors in attendance at the meeting shall constitute a quorum.

     (c) The Board of Directors, either before or during any such emergency, may provide, and from time to time modify, lines of succession in the event that during such an emergency, any or all officers or agents of the Corporation shall, for any reason, be rendered incapable of discharging their duties.

     (d) The Board of Directors, either before or during any such emergency, may, effective in the emergency, change the head office or designate several alternative head offices or regional offices, or authorize the officers to do so.

     (e) No officer, director or employee acting in accordance with these Emergency By-Laws shall be liable for actions taken with respect thereto, except for willful misconduct. No officer, director or employee shall be liable for any action taken by him or her in good faith in such an emergency in furtherance of the ordinary business affairs of the Corporation, even though not authorized by the By-Laws then in effect.

         7.2 CHANGES IN EMERGENCE BY-LAWS. The Emergency By-Laws shall be subject to repeal or change by further action of the Board of Directors or by action of the shareholders, but no such repeal or change shall modify the provisions of the next preceding paragraph with regard to action taken prior to the time of such repeal or change. Any amendment of these Emergency By-Laws may make any further or different provision that may be practical and necessary for the circumstances of the emergency.

                                  ARTICLE VIII

                                 INDEMNIFICATION

         8.1 DEFINITIONS. As used in this Article VIII:

     (a) "Proceeding" means any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, and whether formal or informal;

     (b) "Party" includes a person who was, is or is threatened to be made a named defendant or respondent in a Proceeding;

     (c) "Expenses" include attorneys fees:

     (d) "Officer" means any person serving as Chairman of the Board of Directors, President, Vice President, Treasurer, Secretary, Financial Officer, General Counsel or any other officer of the Corporation; and

     (e) "Director" means an individual who is or was a director of the Corporation or an individual who, while a director of the Corporation, is or was serving at the request of the Corporation as a director, officer, partner, trustee, employee or agent of another foreign or domestic corporation, partnership, joint venture, trust, employee benefit plan or other enterprise. A Director shall be considered serving an employee benefit plan at the request of the Corporation if his or her duties to the Corporation also impose duties on, or otherwise involve services by, him or her to the plan or to participants in or beneficiaries of the plan. "Director" includes, unless the context requires otherwise, the estate or personal representative of a director.

     8.2 INDEMNIFICATION BY CORPORATION.

     (a) The Corporation shall indemnify any Officer or Director who is made a Party to any Proceeding by reason of the fact that such person is or was an Officer or Director if:

          (1) Such Officer or Director conducted himself in good faith; and

          (2) Such Officer or Director reasonably believed:

               (i) In the case of conduct in his official capacity with the Corporation, that his conduct was in the best interests of the Corporation; and

               (ii) In all other cases, that his conduct was at least not opposed to the best interests of the Corporation; and

          (3) In the case of any criminal Proceeding, he had no reasonable cause to believe his conduct was unlawful.

     (b) A Director's conduct with respect to an employee benefit plan for a purpose he or she reasonably believes to be in the interest of the participants in and beneficiaries of the plan shall be conduct that satisfies the requirement of Section 8.2 (a)(2)(ii) of these By-Laws.

     (c) Indemnification shall be made against judgments, penalties, fines, settlements and reasonable Expenses, including legal Expenses, actually incurred by such Officer or Director in connection with the Proceeding, except that if the Proceeding was by or in the right of the Corporation, indemnification shall be made only against such reasonable Expenses and shall not be made in respect of any Proceeding in which the Officer or Director shall have been adjudged to be liable to the Corporation. The termination of any Proceeding by judgment, order, settlement, conviction or upon a plea of nolo contenders or its equivalent, shall not, by itself, be determinative that the Officer or Director did not meet the requisite standard of conduct set forth in this Section 8.2.

     (d) (1) Reasonable Expenses incurred by an Officer or Director as a Party to a Proceeding with respect to which indemnity is to be provided under this Section 8.2 shall be paid or reimbursed by the Corporation in advance of the final disposition of such Proceeding provided:

          (i) The Corporation receives (I) a written affirmation by the Officer or Director of his or her good faith belief that he or she has met the requisite standard of conduct set forth in this Section 8.2, and (II) the Corporation receives a written undertaking by or on behalf of the Officer or Director to repay such amount if it shall ultimately be determined that he or she has not met such standard of conduct; and

          (ii)The Corporation's Board of Directors (or other appropriate decision maker for the Corporation) determines that the facts then known to the Board of Directors (or decision maker) would not preclude indemnification under Kentucky law.

     (2) The undertaking required herein shall be an unlimited general obligation of the Officer or Director but shall not require any security and shall be accepted without reference to the financial ability of the Officer or Director to make repayment.

     (3) Determinations and authorizations of payments under this Section 8.2(d) shall be made in the manner specified in Section 8.2(e) of these By-Laws.

     (e) (1) The Corporation shall not indemnify an officer or Director under this Section 8.2 unless authorized in the specific case after a determination has been made that indemnification of the Officer or Director is permissible in the circumstances because he or she has met the standard of conduct set forth in this Section 8.2.

     (2) Such determination shall be made:

          (i) By the Corporation's Board of Directors by majority vote of a quorum consisting of directors not at the time Parties to the Proceeding;

          (ii) If a quorum cannot be obtained under Section 8.2(e)(2)(i) of these By-Laws, by majority vote of a committee duly designated by the Corporation's Board of Directors (in which designation directors who are Parties may participate), consisting solely of two (2) or more directors not at the time Parties to the Proceeding; or

          (iii) By special legal counsel:

          (I) Selected by the Corporation's Board of Directors or its committee in the manner prescribed in Sections 8.2(e)(2)(i) and (ii) of these By-laws; or

          (II)If a quorum of the Board of Directors cannot be obtained under Section
8.2(e)(2)(i) of these By-laws and a committee cannot be designated under Section 8.2(e)(2)(ii) of these By-laws, selected by a majority vote of the full Board of Directors (in which selection directors who are Parties may participate); or

          (iv) By the shareholders, provided that shares owned by or voted under the control of Directors who are at the time parties to the Proceeding shall not be voted on the determination.

     (3) Authorization of indemnification and evaluation as to reasonableness of Expenses shall be made in the same manner as the determination that indemnification is permissible, except that if the determination is made by special legal counsel, authorization of indemnification and evaluation as to reasonableness of Expenses shall be made by those entitled under Section 8.2(e)(2)(iii) of these By-laws to select counsel.

         8.3 FURTHER INDEMNIFICATION.  Notwithstanding any limitation imposed by
Section 8.2 of these By-laws or elsewhere and in addition to the indemnification set forth in Section 8.2 of these By-laws, the Corporation, to the full extent permitted by law, may agree by contract or otherwise to indemnify any Officer or Director and hold him or her harmless against any judgments, penalties, fines, settlements and reasonable Expenses actually incurred or reasonably anticipated in connection with any Proceeding in which any Officer or Director is a Party, provided the Officer or Director was made a Party to such Proceeding by reason of the fact that he or she is or was an officer or Director of the Corporation or by reason of any inaction, nondisclosure, action or statement made, taken or omitted by or on behalf of the Officer or Director with respect to the Corporation or by or on behalf of the Officer or Director in his or her capacity as an officer or Director.

         8.4 INSURANCE. The Corporation may, in the discretion of the Board of Directors, purchase and maintain or cause to be purchased and maintained insurance on behalf of all Officers and Directors against any liability asserted against them or incurred by them in their capacity or arising out of their status as an officer or Director, to the extent such insurance is reasonably available. Such insurance shall provide such coverage for the Officers and Directors as the Board of Directors may deem appropriate.

                                   ARTICLE IX

                                  MISCELLANEOUS

         9.1 AMENDMENTS. The Board of Directors shall have the power and authority to alter, amend or repeal By-Laws of the Corporation at any regular or special meeting at which a quorum is present by the vote of a majority of the entire Board of Directors, subject always to the power of the shareholders under Kentucky law to change or repeal such By-Laws.

         9.2 FISCAL YEAR. The Board of Directors shall have the power to fix, and from time to time change, the fiscal year of the Corporation. Unless otherwise fixed by the Board, the calendar year shall be the fiscal year.

         9.3 DIVIDENDS. The Board of Directors may, from time to time, declare, and the Corporation may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law and its Articles of Incorporation.

         9.4 SEAL. The Board of Directors may adopt a corporate seal which shall be circular in form and shall have inscribed thereon the name of the Corporation, the state of incorporation, and the word "SEAL".

         9.5 WAIVER OF NOTICE. Whenever any notice is required to be given under the provisions of these By-Laws, or under the provisions of the Corporation's Articles of Incorporation, or under the provisions of the corporation laws of the Commonwealth of Kentucky, a waiver thereof in writing, signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be equivalent to the giving of such notice.

         9.6 INSPECTION OF CORPORATE RECORDS. (A) Any shareholder of the Corporation shall be entitled to inspect and copy, during regular business hours at the Corporation's principal office, any of the following records of the Corporation if such shareholder gives the Corporation written notice of his or her demand at least five (5) business days before the date on which he or she wishes to inspect and copy:

     (1) The Corporation's Articles or Restated Articles of Incorporation and all amendments to them currently in effect;

     (2) The Corporation's By-Laws or Restated By-Laws and all amendments to them currently in effect;

     (3) Resolutions adopted by the Corporation's Board of Directors creating one or more classes or series of shares, affixing their relative rights, preferences and limitations, if shares issued pursuant to those resolutions are outstanding;

     (4) The minutes of all shareholders' meetings of the Corporation, and records of all action taken by shareholders without a meeting, for the past three years;

     (5) All written communications to shareholders generally within the past three years, including any financial statements furnished for the past three years to shareholders as described in section 9.7 herein;

     (6) A list of the names and business addresses of the Corporation's current directors and officers; and

     (7) The Corporation's most recent annual report delivered to the Secretary of State under Kentucky Revised Statutes Section 271B.16-220.

         (B) Any shareholder of the Corporation, provided that (a) such shareholder's demand is made in good faith and for a proper purpose, (b) such shareholder describes with reasonable particularity his or her purpose in the records he or she desires to inspect, and (c) the records sought to be inspected are directly connected with the shareholder's purpose, shall be entitled to inspect and copy during regular business hours at a reasonable location specified by the corporation, any of the following records of the Corporation, provided the shareholder gives the Corporation written notice of his or her demand at least five (5) business days before the day on which he or she wishes to inspect and copy:

     (1) Excerpts from minutes of any meeting of the Board of Directors, records of any action of any committee of the Board of Directors while acting in place of the Board of Directors on behalf of the Corporation, minutes of any meeting of the shareholders, and records of action taken by the shareholders or Board of Directors without a meeting, to the extent not subject to inspection under
Section 9.6 (A) of these By-Laws;

                  (2)      Accounting records of the corporation; and

                  (3)      The record of shareholders.

         9.7 FINANCIAL STATEMENTS FOR SHAREHOLDERS. Upon the written request of any shareholder or holder of voting trust certificates for shares of the Corporation, the Corporation shall mail to such shareholder or holder of voting trust certificates its most recent financial statements showing in reasonable detail its assets and liabilities and the results of its operations. If the Corporation indemnifies or advances expenses to a director pursuant to Kentucky Revised Statutes Section 271B.8-510 to 271B.8-540 in connection with a proceeding by or in the right of the Corporation, the Corporation shall report the indemnification or advance in writing to its shareholders with or before the notice of the next shareholders' meeting.

         9.8 CONSTRUCTION. Unless the context specifically requires otherwise, any reference in these By-Laws to any gender shall include all other genders; any reference to the singular shall include the plural; and any reference to the plural shall include the singular.

                              THE ABOVE AMENDED AND RESTATED BY-LAWS OF THIS CORPORATION WERE ADOPTED BY THE BOARD OF DIRECTORS AT A BOARD MEETING ON JULY 27, 1993


                                                     /s/ Charles S. Boyd
                                                     CHARLES S. BOYD

                                                     /s/ Charles O. Bush
                                                     CHARLES O. BUSH

                                                     /s/ E. Bruce Dungan
                                                     E. BRUCE DUNGAN

                                                     /s/ Warner U. Hines
                                                     WARNER U. HINES

                                                     /s/ John J. Hopkins
                                                     JOHN J. HOPKINS

                                                     /s/ John P. Stewart
                                                     JOHN P. STEWART

                                                     /s/ Michael M. Sullivan
                                                     MICHAEL M. SULLIVAN

                                                     /s/ Dr. John D. Sutterlin
                                                     DR. JOHN D. SUTTERLIN

                                                     /s/ William R. Sykes
                                                     WILLIAM R. SYKES

                                                     /s/ Joseph C. Yagel
                                                     JOSEPH C. YAGEL

                                   Exhibit 16
                    Letter re Change in Certifying Accountant



Coopers                  Suite 1800                      Telephone (502)589-6100
& Lybrand, L.L.P.        500 West Main Street            Facsimile (502)585-7775
                         Louisville, KY 40202-4264





March 5, 1997


Securities and Exchange Commission
450 5th Street, N.W.
Washington, D.C. 20549

Gentlemen:

We have read the statements made by Farmers Capital Bank Corporation (copy attached), which we understand will be filed with the Commission, pursuant to
Item 4 of Form 8-K, as part of the Company s Form 8-K report for the month of March 1997. We agree with the statements concerning Coopers & Lybrand L.L.P. in such Form 8-K.

Very truly yours,



/s/Coopers & Lybrand L.L.P.

JFF:jkh

Attachment

                                   Exhibit 21
                         Subsidiaries of the Registrant

The following table provides a listing of the direct and indirect operating subsidiaries of the Registrant, the percent of voting stock held by the Registrant as of December 31, 1997 and the jurisdiction or organization in which each subsidiary was incorporated or organized.

                                                                  Percentage of
                                                                      Voting
                                              Jurisdiction        Stock held by
Subsidiaries of the Registrant              of Organization         Registrant
------------------------------              ---------------         ----------

Farmers Bank & Capital Trust Co.                  Kentucky             100%

United Bank & Trust Company                       Kentucky             100%

First Citizens Bank                               Kentucky             100%

Lawrenceburg National Bank                        Kentucky             100%

Farmers Bank and Trust Company                    Kentucky             100%

Kentucky Banking Centers, Inc.                    Kentucky             100%

FCB Services, Inc.                                Kentucky             100%

Farmers Capital Insurance Company 1               Kentucky             100%

Farmers Bank Realty Co. 2                         Kentucky

Frankfort ATM Ltd. 3                              Kentucky

Leasing One Corporation 2                         Kentucky


1 Dormant company, no activity to date.

2 A wholly-owned subsidiary of Farmers Bank & Capital Trust Co.

3 A fifty (50%) percent owned joint venture of Farmers Bank & Capital Trust Co.