Form 10-Q
period 1998-03-31
FARMERS CAPITAL BANK CORP
filed 1998-05-15
CIK 713095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                         For the transition period from
                          ____________ to ____________

                         Commission File Number 0-14412

                        Farmers Capital Bank Corporation
             (Exact name of registrant as specified in its charter)

            Kentucky                                       61-1017851
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

P.O. Box 309, 202 West Main Street
Frankfort, Kentucky                                             40602
----------------------------------------                     ----------
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

                                 Yes |X| No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Common stock, par value $0.25 per share
                  3,777,620 shares outstanding at May 12, 1998

                                                  TABLE OF CONTENTS


Part I - Financial Information                                          Page No.
------------------------------                                          --------

 Item 1 - Financial Statements

     Consolidated Balance Sheets -
         March 31, 1998 and December 31, 1997                                 3

     Unaudited Consolidated Statements of Income -
         For the Three Months Ended
         March 31, 1998 and March 31, 1997                                    4

     Unaudited Consolidated Statements of Comprehensive Income -
         For the Three Months Ended
         March 31, 1998 and March 31, 1997                                    5

     Unaudited Consolidated Statements of Cash Flows -
         For the Three Months Ended
         March 31, 1998 and March 31, 1997                                    6

     Unaudited Consolidated Statements of Changes in Shareholders' Equity -
         For the Three Months Ended
         March 31, 1998 and March 31, 1997                                    7

     Notes to Consolidated Financial Statements                               8

 Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               9

 Item 3 - Quantitative and Qualitative Disclosures About Market Risk         13

Part II - Other Information
---------------------------

 Item 6 - Exhibits and Reports on Form 8-K                                   13

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                       (Unaudited)
                                                        March 31,   December 31,
(In thousands, except share data)                         1998          1997
---------------------------------                         ----          ----

ASSETS
Cash and cash equivalents:
    Cash and due from banks                              $69,049       $75,830
    Interest bearing deposits in other banks               2,084         1,300
    Federal funds sold and securities purchased
         under agreements to resell                       49,925       109,610
                                                          ------       -------

         Total cash and cash equivalents                 121,058       186,740

Investment securities:
    Available for sale                                   117,300       119,076
    Held to maturity                                      95,307        95,686
                                                          ------        ------

         Total investment securities                     212,607       214,762

Loans, net of unearned income                            575,889       585,940
Allowance for loan losses                                 (9,132)       (9,114)
                                                          ------        ------

         Loans, net                                      566,757       576,826

Premises and equipment                                    23,602        21,214
Accrued interest receivable                                7,386         7,805
Other assets                                               7,203         6,836
                                                           -----         -----

         Total assets                                   $938,613    $1,014,183
                                                        ========    ==========

LIABILITIES
Deposits:
    Noninterest bearing                                 $125,182      $151,600
    Interest bearing                                     642,669       683,376
                                                         -------       -------

         Total deposits                                  767,851       834,976

Other borrowed funds                                      43,352        53,655
Dividends payable                                          1,814         1,815
Accrued interest payable                                   2,119         1,956
Other liabilities                                          5,037         4,737
                                                           -----         -----

         Total liabilities                               820,173       897,139

Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock, par value $0.25 per share
    4,804,000  shares  authorized; 3,777,620
    and  3,781,220  shares issued and
    outstanding at March 31, 1998 and
    December 31, 1997, respectively                          944           945
Capital surplus                                            8,886         8,894
Retained earnings                                        108,667       107,105
Accumulated other comprehensive (loss) income                (57)          100
                                                             ---           ---

         Total shareholders' equity                      118,440       117,044
                                                         -------       -------

         Total liabilities and shareholders' equity     $938,613    $1,014,183
                                                        ========    ==========

See accompanying notes to consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
Three months ended March 31,                                 1998         1997
----------------------------                                 ----         ----

INTEREST INCOME
Interest and fees on loans                                 $13,381      $12,906
Interest on investment securities:
    Taxable                                                  1,991        2,130
    Nontaxable                                                 766          769
Interest on deposits in other banks                             53           19
Interest on federal funds sold and securities
    purchased under agreements to resell                       837          739
                                                               ---          ---

       Total interest income                                17,028       16,563

INTEREST EXPENSE
Interest on deposits                                         6,675        6,565
Interest on other borrowed funds                               497          303
                                                               ---          ---

       Total interest expense                                7,172        6,868
                                                             -----        -----

    Net interest income                                      9,856        9,695

Provision for loan losses                                      232          568
                                                               ---          ---

    Net interest income after provision for loan losses      9,624        9,127

NONINTEREST INCOME
Service charges and fees on deposits                         1,277        1,302
Other service charges, commissions, and fees                 1,047        1,013
Data processing income                                         364          348
Trust income                                                   298          271
Investment securities gains                                    100
Gain on sale of loans                                            5            4
Other                                                          145          324
                                                               ---          ---

       Total noninterest income                              3,236        3,262

NONINTEREST EXPENSE
Salaries and employee benefits                               4,195        4,030
Occupancy expenses, net                                        499          483
Equipment expenses                                             669          695
Data processing expense                                        296          250
Bank franchise tax                                             264          211
Other                                                        1,924        1,964
                                                             -----        -----

       Total noninterest expense                             7,847        7,633
                                                             -----        -----

       Income before income taxes                            5,013        4,756

Income tax expense                                           1,431        1,365
                                                             -----        -----

Net income                                                  $3,582       $3,391
                                                            ======       ======

NET INCOME PER COMMON SHARE
    Basic                                                     $.95         $.89
    Diluted                                                    .94          .89

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                                    3,780        3,795
    Diluted                                                  3,811        3,795

See accompanying notes to consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three months ended March 31, (In thousands)                  1998         1997
-------------------------------------------                  ----         ----

NET INCOME                                                 $3,582        $3,391
Other comprehensive income:
    Unrealized holding loss on available for
       sale securities  arising during the period,
       net of tax of $45 and $96 in 1998 and 1997,
       respectively                                           (87)         (187)
    Reclassification adjustment for prior period
       unrealized gain recognized during current
       period, net of tax of $36 in 1998                      (70)
                                                              ----         ----

       Net loss recognized in other comprehensive income     (157)         (187)
                                                             ----          ----

COMPREHENSIVE INCOME                                       $3,425        $3,204
                                                           ======        ======

See accompanying notes to consolidated financial statements.



UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31, (In thousands)                                   1998       1997
-------------------------------------------                                   ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                               $3,582     $3,391
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                            633        624
       Net amortization of securities
          premiums and discounts:
             Available for sale                                                 (25)        10
             Held to maturity                                                   104         22
       Provision for loan losses                                                232        568
       Mortgage loans originated for sale                                    (5,878)    (3,653)
       Proceeds from sale of mortgage loans                                   5,658      3,431
       Deferred income tax benefit                                               (1)        (1)
       Gain on sale of mortgage loans                                            (5)        (4)
       Gain on sale of available for sale investment securities                (100)
       Decrease in accrued interest receivable                                  419        828
       Increase in other assets                                                (874)      (996)
       Increase (decrease) in accrued interest payable                          163        (43)
       Increase in other liabilities                                            754         84
                                                                                ---         --

    Net cash provided by operating activities                                 4,662      4,261


CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturity or call of investment securities:
       Available for sale                                                    45,886     26,118
       Held to maturity                                                       7,084     11,932
    Proceeds from sale of  available for sale investment securities          25,394
    Purchase of investment securities:
       Available for sale                                                   (69,615)   (34,832)
       Held to maturity                                                      (6,809)    (1,726)
    Loans originated for investment, net of principal collected              10,062      6,492
    Purchase of premises and equipment                                       (2,888)    (1,345)
    Proceeds from sale of equipment                                                          3
                                                                              -----      -----

Net cash provided by investing activities                                     9,114      6,642

CASH FLOWS FROM FINANCING ACTIVITIES
    Net decrease in deposits                                                (67,125)   (19,280)
    Dividends paid                                                           (1,815)    (1,557)
    Purchase of common stock                                                   (215)      (322)
    Net (decrease) increase in other borrowed funds                         (10,303)    16,095
                                                                            -------     ------

    Net cash used in financing activities                                   (79,458)    (5,064)
                                                                            -------     ------

Net change in cash and cash equivalents                                     (65,682)     5,839

Cash and cash equivalents at beginning of year                              186,740    122,746
                                                                            -------    -------

Cash and cash equivalents at end of period                                 $121,058   $128,585
                                                                           ========   ========

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
    Interest                                                                 $7,009     $6,911
    Income taxes                                                                           189
    Cash dividend declared and unpaid                                         1,814      1,556

See accompanying notes to consolidated financial statements.


UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                       Accumulated
                                                                                                          Other          Total
(In thousands, except per share data)                             Common Stock    Capital   Retained  Comprehensive   Shareholders'
Three months ended March 31, 1998 and 1997                    Shares      Amount  Surplus   Earnings     Income          Equity
------------------------------------------                    ------      ------  -------   --------     ------          ------

Balance at December 31, 1996                                  3,797    $     949 $  8,931  $ 100,078    $   (362)       $ 109,596

Cash dividends declared, $.41 per share                                                       (1,556)                      (1,556)
Purchase of common stock                                         (8)          (2)     (18)      (301)                        (321)
Comprehensive income:
    Net income                                                                                 3,391                        3,391
    Other comprehensive income, net of tax:
      Unrealized gain on available for sale securities,
      net of reclassification adjustment                                                                    (187)            (187)
                                                                                                                         --------
Comprehensive income                                                                                                        3,204
                                                              ------      ------  -------   --------      ------         --------
Balance at March 31, 1997                                     3,789    $     947 $  8,913  $ 101,612    $   (549)       $ 110,923
                                                              =====    ========= ========  =========    ========        =========



Balance at December 31, 1997                                  3,781    $     945 $  8,894  $ 107,105    $    100        $ 117,044

Cash dividends declared, $.48 per share                                                       (1,814)                      (1,814)
Purchase of common stock                                         (3)          (1)      (8)      (206)                        (215)
Comprehensive income:
    Net income                                                                                 3,582                        3,582
    Other comprehensive income, net of tax:
      Unrealized loss on available for sale securities,
      net of reclassification adjustment                                                                    (157)            (157)
                                                                                                                         --------
Comprehensive income                                                                                                        3,425
                                                              ------      ------  -------   --------      ------         --------
Balance at March 31, 1998                                     3,778    $     944 $  8,886  $ 108,667    $    (57)       $ 118,440
                                                              =====    ========= ========  =========    ========        =========

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

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and the footnotes required by generally accepted accounting principles for complete statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.   RECLASSIFICATIONS

Certain reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation. These reclassifications do not affect net income or shareholders' equity as previously reported.

3.   ADOPTION OF NEW ACCOUNTING PRINCIPLES

On January 1, 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME and SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION.

SFAS 130 establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the Company, this includes net income and unrealized gains and losses on available for sale investment securities. This Statement requires comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. The implementation of SFAS 130 did not have a material impact on the Company's consolidated financial statements.


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

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                    First Quarter 1998 vs. First Quarter 1997
                    -----------------------------------------

The Company reported earnings of $3.6 million, or $.94 per diluted share, for the first quarter of 1998 compared to earnings of $3.4 million, or $.89 per diluted share for the first quarter of 1997.

Return on average assets was 1.55% for the first quarter of 1998, compared to 1.51% reported for the same period of 1997. Return on average equity was 12.39% for the first quarter of 1998, a decrease from 12.48% during the same period of 1997.

Net Interest Income
-------------------

Net interest income totaled $9.9 million for the first quarter of 1998 compared to $9.7 million for the first quarter 1997. Interest and fees on loans increased $475 thousand or 3.7%, which is primarily attributable to an increase in volume. Interest on taxable securities decreased $139 thousand, or 6.5% and interest on nontaxable securities decreased $3 thousand, or less than 1%. Interest on short term investments increased $132 thousand, or 9.7%.

Interest expense on deposits increased $110 thousand, or 1.7% due to a slight increase in the rates paid. Interest on short term borrowings increased $194 thousand due to an increase in volume.

The net interest margin (net interest income as a percentage of average earning assets), on a tax equivalent basis, decreased to 4.82% during the first quarter of 1998 compared to 4.94% in the first quarter of 1997. The spread between rates earned and paid decreased to 3.99% compared to 4.20% in the first quarter of 1997.

Noninterest Income
------------------

Noninterest income of $3.2 million remained relatively unchanged from the first quarter of 1997. Service charges and fees on deposits of $1.3 million decreased $25 thousand, or 1.9% from the first quarter of 1997. Other service charges, commissions, and fees increased $34 thousand, or 3.4% to $1.0 million from the first quarter of 1997. Data processing income increased 4.6% to $364 thousand for the first quarter of 1998. Trust fees increased $27 thousand, or 10% to $298 thousand. The Company recorded gains on the sale of investment securities available for sale of $100 thousand during the first quarter of 1998. Other noninterest income decreased $179 thousand in 1998 compared to 1997. This is primarily attributed to a recovery of prior year legal expenses of $189 thousand.

Noninterest Expense
-------------------

Total noninterest expenses increased $214 thousand or 2.8% from the first quarter of 1997 to $7.8 million. Salaries and employee benefits, the largest component of noninterest expense, increased $165 thousand, or 4.1%. Occupancy expense, net of rental income, increased $16 thousand to $499 thousand. These increases are partially attributed to the Company's efforts to expand into new markets. Equipment expenses decreased $26 thousand, or 3.7%. Data processing expense increased 18.4% from $250 thousand to $296 thousand for the first quarter of 1998. Bank franchise taxes increased $53 thousand to $264 thousand. Other noninterest expenses decreased 2.0% to $1.9 million for the quarter ended March 31, 1998.

Income taxes
------------

Income tax expense for the quarter ended March 31, 1998 was $1.4 million, relatively unchanged from the first quarter of 1997. The first quarter 1998 effective tax rate was 28.6%, relatively unchanged from the first quarter of 1997.

FINANCIAL CONDITION

Total assets were $939 million on March 31, 1998, a decrease of 7.5% from December 31, 1997. The fluctuation in total assets is primarily due to the relationship between the Company's lead bank, Farmers Bank & Capital Trust Co. and the Commonwealth of Kentucky. Farmers Bank is the depository for the Commonwealth of Kentucky in Frankfort. As such, large fluctuations in deposits are likely to occur on a daily basis. On December 31, 1997, Farmers Bank held a significant amount of deposits for the Commonwealth, which were subsequently reduced shortly after year end. Assets averaged $936 million for the first quarter of 1998, an increase of $30 million, or 3.3% from year end 1997.

Loans
-----

Loans, net of unearned income, decreased $10.1 million, or 1.7% from December 31, 1997 to $576 million. On average, loans represented 68.4% of earning assets compared to 69.5% for year end 1997. As loan demand fluctuates, the available funds are redirected between either temporary investments or investment securities.

Allowance for Loan Losses
-------------------------

The provision for loan losses decreased $336 thousand or 59.2% compared to the first quarter 1997. The Company had net charge-offs of $215 thousand in the first quarter of 1998 compared to net charge-offs of $846 thousand in the same period of 1997. The allowance for loan losses was 1.59% of net loans in the first quarter of 1998, an increase of 3 basis points from year end 1997. Management continues to emphasize collection efforts and evaluation of risks within the portfolio.

Nonperforming assets
--------------------

Nonperforming assets, consisting of nonaccrual loans, restructured loans, loans past due ninety days or more on which interest in still accruing, other real estate owned, and other foreclosed assets, totaled $7.7 million on March 31, 1998, an increase of $1.1 million or 16.4% from year end 1997. Nonperforming assets to total equity increased from 5.7% at year end 1997 to 6.5% at March 31, 1998. Nonperforming loans as a percentage of net loans increased from 1.13% at year end to 1.20%.

Other real estate owned which had a balance of $29 thousand at year end 1997, increased to $138 thousand as of March 31, 1998.

Temporary Investments
---------------------

Time deposits with banks, federal funds sold and securities purchased under agreements to resell averaged $64.0 million, an increase of $16.3 million, or 31.1% from year end 1997.

Investment Securities
---------------------

Investment securities were $213 million on March 31, 1998, a decrease of $2.2 million, or 1.0% from year end 1997. Available for sale and held to maturity securities were $117 and $96 million, respectively. Investment securities averaged $204 million for the first quarter of 1998, a decrease of $5.4 million, or 2.6% from year end 1997. The Company had a net unrealized loss on securities available for sale, net of taxes, of $57 thousand on March 31, 1998, as compared to a net unrealized gain of $100 thousand on December 31, 1997.

Deposits
--------

Total deposits decreased $67 million, or 8.0%, from year end 1997 to $768 million. As previously discussed, this fluctuation is primarily due to the relationship between the Company's lead bank and the Commonwealth of Kentucky. Deposits averaged $772 million, an increase of $18.6 million, or 2.5% from year end 1997.

Borrowed Funds
--------------

Borrowed funds totaled $43.4 million, a decrease of $10.3 million, or 19.2% from year end 1997. This decrease is due primarily to repurchase agreements entered into with the Commonwealth of Kentucky. The fluctuations are due to the relationship with the Commonwealth of Kentucky as described in preceding sections of this report. Borrowed funds averaged $36 million, an increase of $4.9 million, or 15.6%.

LIQUIDITY

The liquidity of the Company is dependent on the receipt of dividends from its subsidiary banks. Management expects that in the aggregate its subsidiary banks will continue to have the ability to dividend adequate funds to the Company during the remainder of 1998.

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

Liquid assets consist of cash and due from banks, short-term investments, and securities available for sale. At March 31, 1998, such assets totaled $238 million, a decrease of $67 million from year end 1997. The decrease in liquid assets was primarily due to the decrease of the balances maintained by the Commonwealth of Kentucky. Fluctuations such as this are normal and are anticipated by Management in analyzing the Company's ongoing liquidity and funding needs.

CAPITAL RESOURCES

Shareholders' equity was $118 million on March 31, 1998, increasing $1.4 million from year end 1997. The Company purchased 3,600 shares of its outstanding common stock during the first quarter of 1998 for a total cost of $215 thousand. Dividends of $1.8 million, or $.48 per share, were declared during the first quarter of 1998, an increase of 17.1% per share compared to the first quarter of 1997.

Consistent with the objective of operating a sound financial organization, the Company's goal is to maintain capital ratios well above the regulatory requirements. The Company's capital ratios as of March 31, 1998, the regulatory minimums and the regulatory standard for a "well capitalized" institution are as follows:


                                 Farmers Capital    Regulatory       Well
                                 Bank Corporation    Minimum      Capitalized
                                 ----------------    -------      -----------

Tier 1 risk based                     19.23%          4.00%          6.00%

Total risk based                      20.48%          8.00%         10.00%

Leverage                              12.50%          4.00%         5.00%

The capital ratios of all the subsidiary banks, on an individual basis, were in excess of the applicable minimum regulatory capital ratio requirements at March 31, 1998.

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

The Company is utilizing both internal and external resources to identify, correct and test the Company's systems for Year 2000 compliance. The Company is actively managing all of its third party software vendors to determine that software corrections and warranty commitments are obtained. The Company believes that mission critical applications are Year 2000 compliant. Most of the systems testing will be completed in 1998, with the remainder scheduled to be completed during the first quarter of 1999. The Company believes that the costs associated with Year 2000 compliance will be absorbed in routine annual software maintenance contracts and are not likely to be incremental costs to the Company. The Company does not anticipate future material expenditures in order to become Year 2000 compliant.

EFFECT OF IMPLEMENTING RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS. This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures required in SFAS No. 87, SFAS No. 88 and SFAS No. 106.

This Statement is effective for fiscal years beginning after December 15, 1997, and requires restatement of disclosures in earlier periods. The Company does not expect the implementation of this Statement to have a material effect on the consolidated financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk from December 31, 1997. For information regarding the Company's market risk, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       List of Exhibits
         ----------------

         11    Statement re computation of per share earnings

         27    Financial data schedule (for SEC use only)

b)       Reports on Form 8-K
         -------------------

          On January 30, 1998 the Company filed a report on Form 8-K pursuant to
     Item 5 of that form. The Company's Board of Directors approved a two-for-one split of its common stock in order to make its shares more accessible to potential buyers. The split, which is subject to shareholder approval, is effective July 1, 1998 for holders of record on June 1, 1998. No financial statements were filed as a part of that form.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  5/15/98                   /s/ Charles S. Boyd
      --------                   -------------------
                                 Charles Scott Boyd,
                                 President and CEO (Principal Executive Officer)


Date:  5/15/98                   /s/ C. Douglas Carpenter
      --------                   ------------------------
                                 Cecil Douglas Carpenter
                                 Vice President and CFO (Principal Financial
                                 and Accounting Officer)

                                   Exhibit 11
                 Statement re computation of per share earnings
                 ----------------------------------------------



(In thousands, except per share data)
Three months ended March 31,                              1998             1997
----------------------------                              ----             ----


Net income, basic and diluted                       $    3,582        $   3,391
                                                    ==========        =========


Average shares outstanding                               3,780            3,795
Effect of dilutive stock options                            31
                                                         -----            -----

Average diluted shares outstanding                       3,811            3,795
                                                         =====            =====


Net income per share, basic                         $      .95       $      .89
Net income per share, diluted                              .94              .89