Form 10-Q
period 1998-06-30
FARMERS CAPITAL BANK CORP
filed 1998-08-11
CIK 713095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                         For the transition period from
                          ____________ to ____________

                         Commission File Number 0-14412

                        FARMERS CAPITAL BANK CORPORATION
                        --------------------------------
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

                    Common stock, par value $0.125 per share
                 7,555,240 shares outstanding at August 7, 1998

                                TABLE OF CONTENTS


Part I - Financial Information                                          Page No.
------------------------------                                          --------

 Item 1 - Financial Statements

     Consolidated Balance Sheets -
         June 30, 1998 and December 31, 1997                                   3

     Unaudited Consolidated Statements of Income -
         For the Three Months and Six Months Ended
         June 30, 1998 and June 30, 1997                                       4

     Unaudited Consolidated Statements of Comprehensive Income -
         For the Three Months and Six Months Ended
         June 30, 1998 and June 30, 1997                                       5

     Unaudited Consolidated Statements of Cash Flows -
         For the Six Months Ended
         June 30, 1998 and June 30, 1997                                       6

     Unaudited Consolidated Statements of Changes in Shareholders' Equity -
         For the Six Months Ended
         June 30, 1998 and June 30, 1997                                       7

     Notes to Consolidated Financial Statements                                8

 Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                9

 Item 3 - Quantitative and Qualitative Disclosures About Market Risk          15

Part II - Other Information
---------------------------

 Item 4 - Submission of Matters to a Vote of Security Holders                 15

 Item 6 - Exhibits and Reports on Form 8-K                                    16

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

CONSOLIDATED BALANCE SHEETS

                                                       (Unaudited)
                                                         June 30,   December 31,
(In thousands, except share data)                          1998         1997
---------------------------------                       --------     ----------

ASSETS
 Cash and cash equivalents:
    Cash and due from banks                              $82,927        $75,830
    Interest bearing deposits in other banks               2,369          1,300
    Federal funds sold and securities purchased
         under agreements to resell                       11,100        109,610
                                                        --------     ----------
         Total cash and cash equivalents                  96,396        186,740

Investment securities:
    Available for sale                                   157,551        119,076
    Held to maturity                                      90,322         95,686
                                                        --------     ----------
         Total investment securities                     247,873        214,762

Loans, net of unearned income                            597,525        585,940
Allowance for loan losses                                 (8,963)        (9,114)
                                                        --------     ----------
         Loans, net                                      588,562        576,826

Premises and equipment                                    24,385         21,214
Accrued interest receivable                                8,108          7,805
Other assets                                               7,689          6,836
                                                        --------     ----------
         Total assets                                   $973,013     $1,014,183
                                                        ========     ==========

LIABILITIES
Deposits:
    Noninterest bearing                                 $151,584       $151,600
    Interest bearing                                     640,283        683,376
                                                        --------     ----------
         Total deposits                                  791,867        834,976

Other borrowed funds                                      52,270         53,655
Dividends payable                                          1,813          1,815
Accrued interest payable                                   2,047          1,956
Other liabilities                                          4,563          4,737
                                                        --------     ----------
         Total liabilities                               852,560        897,139

Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock, par value $0.125 per share
    9,608,000  shares  authorized; 7,555,240
    and  7,562,440  shares issued and
    outstanding at June 30, 1998 and
    December 31, 1997, respectively                          944            945
Capital surplus                                            8,886          8,894
Retained earnings                                        110,587        107,105
Accumulated other comprehensive income                        36            100
                                                        --------     ----------
         Total shareholders' equity                      120,453        117,044
                                                        --------     ----------
         Total liabilities and shareholders' equity     $973,013     $1,014,183
                                                        ========     ==========

See accompanying notes to consolidated financial statements.


UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                              Three Months Ended              Six Months Ended
                                                                    June 30                        June 30
(In thousands, except per share data)                       1998              1997           1998           1997
-------------------------------------                      ------            ------         ------          ------
INTEREST INCOME
Interest and fees on loans                                $13,540           $13,066        $26,921         $25,972
Interest on investment securities:
    Taxable                                                 2,159             2,207          4,150           4,337
    Nontaxable                                                918               775          1,684           1,544
Interest on deposits in other banks                            33                30             86              49
Interest on federal funds sold and securities
    purchased under agreements to resell                      644               635          1,481           1,374
                                                           ------            ------         ------          ------
       Total interest income                               17,294            16,713         34,322          33,276

INTEREST EXPENSE
Interest on deposits                                        6,760             6,417         13,435          12,982
Interest on other borrowed funds                              505               302          1,002             605
                                                           ------            ------         ------          ------
       Total interest expense                               7,265             6,719         14,437          13,587
                                                           ------            ------         ------          ------
    Net interest income                                    10,029             9,994         19,885          19,689

Provision for loan losses                                     202               518            434           1,086
                                                           ------            ------         ------          ------
    Net interest income after provision for loan losses     9,827             9,476         19,451          18,603

NONINTEREST INCOME
Service charges and fees on deposits                        1,302             1,273          2,579           2,575
Other service charges, commissions, and fees                1,008               930          2,055           1,943
Data processing income                                        426               410            790             758
Trust income                                                  307               268            605             539
Investment securities gains                                                                    100
Gain on sale of loans                                           1                 4              6               8
Other                                                         143               110            288             434
                                                           ------            ------         ------          ------
       Total noninterest income                             3,187             2,995          6,423           6,257

NONINTEREST EXPENSE
Salaries and employee benefits                              4,105             3,728          8,300           7,758
Occupancy expense, net                                        534               506          1,033             989
Equipment expense                                             676               692          1,345           1,387
Data processing expense                                       252               238            548             488
Bank franchise tax                                            282               281            546             492
Other                                                       2,084             1,720          4,008           3,684
                                                           ------            ------         ------          ------
       Total noninterest expense                            7,933             7,165         15,780          14,798
                                                           ------            ------         ------          ------
       Income before income taxes                           5,081             5,306         10,094          10,062

Income tax expense                                          1,347             1,521          2,778           2,886
                                                           ------            ------         ------          ------
Net income                                                 $3,734            $3,785         $7,316          $7,176
                                                           ======            ======         ======          ======

NET INCOME PER COMMON SHARE
    Basic                                                    $.49              $.50           $.97            $.95
    Diluted                                                   .49               .50            .96             .95

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                                   7,555             7,572          7,557           7,582
    Diluted                                                 7,675             7,572          7,653           7,582

See accompanying notes to consolidated financial statements.


UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                              Three Months Ended              Six Months Ended
                                                                    June 30                        June 30
(In thousands)                                              1998              1997           1998           1997
--------------                                             ------            ------         ------         ------

NET INCOME                                                 $3,734            $3,785         $7,316         $7,176
Other comprehensive income:
    Unrealized holding gain on available for sale
    securities arising during the period, net of tax
    of $48, $110, $3 and $13, respectively                     93               213              6             26
Reclassification adjustment for prior period
    unrealized gain recognized during current period,
    net of tax of $36 in 1998                                                                  (70)
                                                           ------            ------          ------        ------
       Net gain (loss) recognized in other
       comprehensive income                                    93               213            (64)            26
                                                           ------            ------          ------        ------
Comprehensive income                                       $3,827            $3,998          $7,252        $7,202
                                                           ======            ======          ======        ======

See accompanying notes to consolidated financial statements.


UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended June 30, (In thousands)                                      1998          1997
----------------------------------------                                    -------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                               $7,316        $7,176
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                          1,274         1,294
       Net amortization of securities
          premiums and discounts:
             Available for sale                                                  24            14
             Held to maturity                                                   123            44
       Provision for loan losses                                                434         1,086
       Mortgage loans originated for sale                                    (7,988)       (8,278)
       Proceeds from sale of mortgage loans                                   8,085         8,340
       Deferred income tax benefit                                               (1)
       Gain on sale of mortgage loans                                            (6)           (8)
       Gain on sale of available for sale investment securities                (100)
       (Gain) loss on sale of fixed assets                                       (1)            4
       Increase in accrued interest receivable                                 (303)           (9)
       Increase in other assets                                              (1,491)       (1,660)
       Increase (decrease) in accrued interest payable                           91          (104)
       Increase (decrease) in other liabilities                                 232        (1,264)
                                                                            -------       --------
    Net cash provided by operating activities                                 7,689         6,635


CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturity or call of investment securities:
       Available for sale                                                    51,833        59,141
       Held to maturity                                                      11,890        15,916
    Proceeds from sale of available for sale investment securities           25,394
    Purchase of investment securities:
       Available for sale                                                  (115,721)      (78,330)
       Held to maturity                                                      (6,649)       (6,599)
    Loans originated for investment, net of principal collected             (12,261)       (6,281)
    Purchase of premises and equipment                                       (4,182)       (2,256)
    Proceeds from sale of equipment                                               1             3
                                                                            -------       --------
Net cash used in investing activities                                       (49,695)      (18,406)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net decrease in deposits                                                (43,109)      (21,788)
    Dividends paid                                                           (3,629)       (3,113)
    Purchase of common stock                                                   (215)         (644)
    Net (decrease) increase in other borrowed funds                          (1,385)       31,888
                                                                            -------       --------
    Net cash (used in) provided by financing activities                     (48,338)        6,343
                                                                            -------       --------
Net change in cash and cash equivalents                                     (90,344)       (5,428)

Cash and cash equivalents at beginning of year                              186,740       122,746
                                                                            -------       --------
Cash and cash equivalents at end of period                                  $96,396       $117,318
                                                                            =======       ========

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
    Interest                                                                $14,346       $13,691
    Income taxes                                                              2,405         2,729
    Cash dividend declared and unpaid                                         1,813         1,552

See accompanying notes to consolidated financial statements.


UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                                           Total
(In thousands, except per share data)                Common Stock       Capital     Retained     Accumulated Other     Shareholders'
Six months ended June 30, 1998 and 1997             Shares  Amount      Surplus     Earnings   Comprehensive Income       Equity
---------------------------------------             ------  ------      -------     --------   --------------------       ------

Balance at December 31, 1996                        7,594    $949       $8,931      $100,078          $(362)             $109,596

Cash dividends declared, $.41 per share                                               (3,107)                              (3,107)
Purchase of common stock                              (32)     (4)         (37)         (603)                                (644)
Comprehensive income:
    Net income                                                                         7,176                                7,176
    Other comprehensive income, net of tax:
      Unrealized gain on available for sale
      securities, net of reclassification
      adjustment                                                                                         26                    26
                                                                                                                            -----
Comprehensive income                                                                                                        7,202
                                                    -----    ----       ------      --------          -----              --------
Balance at June 30, 1997                            7,562    $945       $8,894      $103,544          $(336)             $113,047
                                                    =====    ====       ======      ========          =====              ========



Balance at December 31, 1997                        7,562    $945       $8,894      $107,105           $100              $117,044

Cash dividends declared, $.48 per share                                               (3,628)                              (3,628)
Purchase of common stock                               (7)     (1)          (8)         (206)                                (215)
Comprehensive income:
    Net income                                                                         7,316                                7,316
    Other comprehensive income, net of tax:
      Unrealized loss on available for sale
      securities, net of reclassification
      adjustment                                                                                        (64)                  (64)
                                                                                                                            -----
Comprehensive income                                                                                                        7,252
                                                    -----    ----       ------      --------          -----              --------
Balance at June 30, 1998                            7,555    $944       $8,886      $110,587            $36              $120,453
                                                    =====    ====       ======      ========          =====              ========

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

4.  STOCK SPLIT

On January 26, 1998, the Company's Board of Directors approved a two-for-one stock split of its common stock. The stock split was effective July 1, 1998 for holders of record on June 1, 1998. The stock split increased the Company's outstanding common shares from 3,777,620 to 7,555,240 shares. Additionally, all references in the Consolidated Financial Statements, Footnotes, and Supplementary data to the number of shares, per-share amounts, and market prices of the Company's common stock have been restated to give retroactive recognition to the stock split.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

RESULTS OF OPERATIONS

                   Second Quarter 1998 vs. Second Quarter 1997
                   -------------------------------------------

The Company reported earnings of $3.7 million, or $.49 per diluted share, for the second quarter of 1998 compared to earnings of $3.8 million, or $.50 per diluted share for the second quarter of 1997.

Return on average assets was 1.58% for the second quarter of 1998, compared to 1.68% reported for the same period of 1997. Return on average equity was 12.60% for the second quarter of 1998, a decrease from 13.60% during the same period of 1997.

Net Interest Income
-------------------

Net interest income totaled $10.0 million for the second quarter of 1998, unchanged from the second quarter 1997. Interest and fees on loans increased $474 thousand or 3.6%, which is primarily attributable to an increase in volume. Interest on taxable securities decreased $48 thousand, or 2.2% and interest on nontaxable securities increased $143 thousand, or 18.5%. Interest on short term investments increased $12 thousand, or 1.8%.

Interest expense on deposits increased $343 thousand, or 5.3% due to slight increases in both rates and volume. Interest expense on other borrowed funds increased $203 thousand due primarily to an increase in volume.

The net interest margin (net interest income as a percentage of average earning assets), on a tax equivalent basis, decreased to 4.87% during the second quarter of 1998 compared to 5.13% in the second quarter of 1997. The spread between rates earned and paid decreased to 3.99% compared to 4.37% in the second quarter of 1997.

Noninterest Income
------------------

Noninterest income of $3.2 million increased $192 thousand, or 6.4% from the second quarter of 1997.

Service charges and fees on deposits of $1.3 million increased $29 thousand, or 2.3% from the second quarter of 1997. Other service charges, commissions, and fees increased $78 thousand, or 8.4% to $1.0 million from the second quarter of 1997. Data processing income increased 3.9% to $426 thousand for the second quarter of 1998. Trust fees increased $39 thousand, or 14.6% to $307 thousand. Other noninterest income increased $33 thousand in 1998 compared to 1997.

Noninterest Expense
-------------------

Total noninterest expenses increased $768 thousand or 10.7% from the second quarter of 1997 to $7.9 million. Salaries and employee benefits, the largest component of noninterest expense, increased $377 thousand, or 10.1%. Occupancy expense, net of rental income, increased $28 thousand to $534 thousand. These increases are partially attributed to the Company's efforts to expand into new markets. Equipment expense decreased $16 thousand, or 2.3%. Data processing expense increased 5.9% from $238 thousand to $252 thousand for the second quarter of 1998. Bank franchise tax was relatively unchanged at $282 thousand. Other noninterest expense increased from $1.7 million to $2.1 million.

Income Taxes
------------

Income tax expense for the second quarter of 1998 was $1.3 million, a decrease of $174 thousand from the second quarter of 1997. The second quarter 1998 effective tax rate was 26.5%, a decrease of 7.7% from the second quarter of 1997.

                            First six months of 1998
                            ------------------------

Net income for the six months ended June 30, 1998 was $7.3 million, or $.96 per diluted share compared to earnings of $7.2 million, or $.95 per diluted share for the same period in 1997. Net interest income increased 1.0% to $19.9 million. Noninterest income increased 2.7% to $6.4 million and the provision for loan losses decreased $652 thousand, or 60.0%. These positive variances have been partially offset by an increase in noninterest expense of $982 thousand, of which $542 thousand relates to salaries and employee benefits.

Return on average assets was 1.57% for the six months ended June 30, 1998, a decrease of 2 basis points from the same period in 1997. Return on average equity was 12.48%, a decrease from 13.05% in the first six months of 1997.

Net Interest Income
-------------------

Net interest income totaled $19.9 million for the six months ended June 30, 1998 compared to $19.7 million for the same period in 1997. Interest and fees on loans increased $949 thousand, or 3.7%. The increase is primarily attributed to a 4.4% increase in loan volume. Interest on taxable securities decreased $187 thousand, or 4.3%. The decrease is primarily attributed to a 5.9% decrease in volume. Interest on nontaxable securities increased $140 thousand, or 9.1% due to a 14.9% increase in volume. Interest on short term investments increased $147 thousand. This increase is attributed to slight increases in both rate and volume.

Interest expense on deposits increased $453 thousand, or 3.5%. The increase is primarily due to an increase in rates paid of approximately 10 basis points. Interest expense on other borrowed funds increased $397 thousand, or 65.6%. The increase is made up of an $11.3 million, or 40% increase in volume and an increase of approximately 78 basis points on rates paid.

Net interest margin on a tax equivalent basis decreased to 4.84% during the first six months of 1998 compared to 5.03% for the same period of 1997. The spread between rates earned and paid decreased from 4.29% in 1997 to 3.99% in the current period.

Noninterest Income
------------------

Total noninterest income increased $166 thousand, or 2.7% for the first six months of 1998 compared to the same period in 1997. Service charges and fees on deposits remained unchanged at $2.6 million. Other service charges, commissions, and fees increased 5.8% to $2.1 million. Data processing fees increased 4.2% to $790 thousand. Trust fees increased 12.2% to $605 thousand. The Company recorded gains on the sale of available for sale investment securities of $100 thousand. Other noninterest income decreased by $146 thousand in 1998 compared to 1997. This is primarily attributed to a recovery of prior year legal expenses of $189 thousand recorded in 1997.

Noninterest Expense
-------------------

Total noninterest expense increased $982 thousand, or 6.6% from the first six months of 1997 to $15.8 million. Salaries and employee benefits, the largest component of noninterest expense, increased $542 thousand, or 7.0%. Occupancy expense, net of rental income, increased 4.4% to $1.0 million. These increases are partially attributed to the Company's ongoing efforts to expand into new markets. Equipment expense decreased $42 thousand, or 3.0%. Data processing expense increased 12.3% to $548 thousand. This increase is primarily attributable to an increase in credit card interchange and processing. Bank franchise tax expense increased $54 thousand, or 11%. Other noninterest expense increased $320 thousand, or 8.8%. The largest increase in noninterest expense was in correspondent bank fees, which rose $121 thousand, or 31.9%. This increase is attributable to increased activity in the Company's role as custodian for various accounts of the Commonwealth of Kentucky in Frankfort. Net Other Real Estate Owned expense also contributed to the increase in noninterest expense by increasing $52 thousand.

Income Taxes
------------

Income tax expense for the first six months of 1998 was $2.8 million compared to $2.9 million for the same period in 1997. The effective tax rate was 27.52% for the first six months of 1998, down from 28.68% in the prior year.

FINANCIAL CONDITION

Total assets were $973 million on June 30, 1998, a decrease of 4.1% from December 31, 1997. The fluctuation in total assets is primarily due to the relationship between the Company's lead bank, Farmers Bank & Capital Trust Co. and the Commonwealth of Kentucky. Farmers Bank provides various services to state agencies of the Commonwealth of Kentucky. As the depository for the Commonwealth, these agencies issue checks drawn on Framers Bank, including paychecks and state income tax refunds. Farmers Bank also processes vouchers for the WIC (Womens, Infants and Children) program for the Cabinet for Human Resources. The Bank's investment department provides services to both the Kentucky Retirement and Teachers Retirement systems. As the depository for the Commonwealth, large fluctuations in deposits in the form of uncollected funds are likely to occur on a daily basis. On December 31, 1997, Farmers Bank held a significant amount of deposits for the Commonwealth, which were subsequently reduced shortly after year end. Assets averaged $940 million for the first six months of 1998, an increase of $34 million, or 3.8% from year end 1997.

Loans
-----

Loans, net of unearned income, increased $11.6 million, or 2.0% from December 31, 1997 to $598 million. On average, loans represented 68.4% of earning assets compared to 69.5% for year end 1997. As loan demand fluctuates, the available funds are redirected between either temporary investments or investment securities.

Allowance for Loan Losses
-------------------------

The provision for loan losses decreased $652 thousand or 60.0% compared to the first six months 1997. The Company had net charge-offs of $585 thousand in the first six months of 1998 compared to net charge-offs of $977 thousand in the same period of 1997. The allowance for loan losses was 1.50% of net loans at June 30, 1998, an decrease of 6 basis points from year end 1997. Management continues to emphasize collection efforts and evaluation of risks within the portfolio.

Nonperforming Assets
--------------------

Nonperforming assets, consisting of nonaccrual loans, restructured loans, loans past due ninety days or more on which interest in still accruing, other real estate owned, and other foreclosed assets, totaled $7.9 million on June 30, 1998, an increase of $1.2 million or 18.1% from year end 1997. Nonperforming assets to total equity increased from 5.7% at year end 1997 to 6.5% at June 30, 1998. Nonperforming loans as a percentage of net loans increased from 1.13% at year end to 1.17%.

Other real estate owned which had a balance of $29 thousand at year end 1997, increased to $816 thousand as of June 30, 1998.

Temporary Investments
---------------------

Time deposits with banks, federal funds sold and securities purchased under agreements to resell averaged $56.6 million, an increase of $8.9 million, or 18.6% from year end 1997.

Investment Securities
---------------------

Investment securities were $248 million on June 30, 1998, an increase of $33.1 million, or 15.4% from year end 1997. Available for sale and held to maturity securities were $158 and $90 million, respectively. Investment securities averaged $212 million for the first six months of 1998, an increase of $2.8 million, or 1.3% from year end 1997. The Company had a net unrealized gain on securities available for sale, net of taxes, of $36 thousand on June 30, 1998, as compared to a net unrealized gain of $100 thousand on December 31, 1997.

Deposits
--------

Total deposits decreased $43 million, or 5.2%, from year end 1997 to $792 million. This fluctuation is primarily due to the relationship between the Company's lead bank and the Commonwealth of Kentucky, as described under the caption "FINANCIAL CONDITION". Deposits averaged $776 million, an increase of $22.3 million, or 3.0% from year end 1997.

Borrowed Funds
--------------

Borrowed funds totaled $52.3 million, a decrease of $1.4 million, or 2.6% from year end 1997. This decrease is due primarily to repurchase agreements entered into with the Commonwealth of Kentucky. The fluctuations are due to the relationship with the Commonwealth of Kentucky as described under the caption "FINANCIAL CONDITION". Borrowed funds averaged $39 million, an increase of $8.0 million, or 25.5%.

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

Liquid assets consist of cash and due from banks, short-term investments, and securities available for sale. At June 30, 1998, such assets totaled $254 million, a decrease of $52 million from year end 1997. The decrease in liquid assets was primarily due to the decrease of the balances maintained by the Commonwealth of Kentucky. Fluctuations such as this are normal and are anticipated by Management in analyzing the Company's ongoing liquidity and funding needs.

CAPITAL RESOURCES

Shareholders' equity was $120 million on June 30, 1998, increasing $3.4 million from year end 1997. The Company purchased 7,200 shares of its outstanding common stock during the first six months of 1998 for a total cost of $215 thousand. Dividends of $3.6 million, or $.48 per share, were declared during the first six months of 1998, an increase of 17.1% per share compared to the prior year.

Consistent with the objective of operating a sound financial organization, the Company's goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios as of June 30, 1998, the regulatory minimums and the regulatory standard for a "well capitalized" institution are as follows:


                           Farmers Capital        Regulatory          Well
                          Bank Corporation         Minimum         Capitalized
                          ----------------         -------         -----------

Tier 1 risk based               18.89%              4.00%            6.00%

Total risk based                20.14%              8.00%           10.00%

Leverage                        12.66%              4.00%            5.00%

The capital ratios of all the subsidiary banks, on an individual basis, were in excess of the applicable minimum regulatory capital ratio requirements at June 30, 1998.

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

EFFECT OF IMPLEMENTING RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS. This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures required in SFAS No. 87, SFAS No. 88 and SFAS No. 106.

This Statement is effective for fiscal years beginning after December 15, 1997, and requires restatement of disclosures in earlier periods. The Company does not expect the implementation of this Statement to have a material effect on the consolidated financial statements.

In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This Statement requires companies to recognize derivatives on the balance sheet and measure them at fair value. Gains or losses resulting in the changes in fair value of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criteria for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. If the derivative is highly effective, but not perfectly effective and does not exactly offset the changes in fair value or cash flows of the hedged item, the ineffective portion must be recognized in income at the same time the change in fair value of the derivative is recognized on the balance sheet. This Statement amends SFAS No. 52 and SFAS No. 107, and supersedes SFAS No. 80, SFAS No. 105 and SFAS No. 119.

This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application should be as of the beginning of an entity's fiscal quarter. Early application of this Statement is permitted only as of the beginning of any fiscal quarter that begins after issuance of this Statement. The Company is currently evaluating the merits of adopting this Statement before the mandatory date. The Company does not expect the implementation of this Statement to have a material effect on the consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

There have been no material changes in the Company's market risk from December 31, 1997. For information regarding the Company's market risk, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The annual meeting of shareholders was held May 12, 1998. The matters that were voted upon included:

     a) The election of four directors for three-year terms ending in 2001 or until their successors have been elected and qualified.

     b)   Ratification of the Company's Nonqualified Stock Option Plan.

     c) Amendment of the Company's Articles of Incorporation to increase the authorized Common Stock and to reduce the par value of the Common Stock.

     d) The ratification of the appointment of KPMG Peat Marwick LLP as independent accountants for the Company and its subsidiaries for the calendar year 1998.

The outcome of the voting was as follows:

NAME                              FOR       AGAINST      WITHHELD      ABSTAINED
Lloyd C. Hillard               6,433,568       0          223,841            0
Harold G. Mays                 6,657,209       0              200            0
Robert Roach, Jr.              6,351,117       0          306,292            0
Dr. John D. Sutterlin          6,433,509       0          223,900            0

Ratification of Nonqualified
Stock Option Plan              5,571,239    725,666          0           194,822

Amendment to Articles
of Incorporation               6,687,360    147,656          0            19,533

Ratification of the appointment
of KPMG Peat Marwick LLP       6,716,224      8,535          0           130,224

Listed below is the name of each director whose term of office continued after the meeting.

Frank W. Sower, Jr.         James E. Bondurant             Harold G. Mays
J. Barry Banker             James H. Childers              Cecil D. Bell
Robert Roach, Jr.           E. Bruce Dungan                G. Anthony Busseni
Lloyd C. Hillard, Jr.       Charles S. Boyd                Dr. John D. Sutterlin

In addition to the directors above, Dr. John P. Stewart, Chairman Emeritus and Charles T. Mitchell serve as advisory directors for the Company.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a)       List of Exhibits
         ----------------

         3i    Articles of incorporation

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

Date:   8/11/98              /s/ Charles S. Boyd
      --------------         ---------------------------------------------------
                                 Charles Scott Boyd,
                                 President and CEO (Principal Executive Officer)


Date:   8/11/98              /s/ C. Douglas Carpenter
      --------------         ---------------------------------------------------
                                 Cecil Douglas Carpenter
                                 Vice President and CFO (Principal Financial
                                 and Accounting Officer)

                                   Exhibit 3i

                            Articles of incorporation
                            -------------------------



                                                                        Page No.

Amended and Restated Articles of Incorporation - December 14, 1982         19

Articles of Amendment to Articles of Incorporation - April 8, 1986         24

Articles of Amendment to Articles of Incorporation - May 12, 1987          28

Articles of Amendment to Articles of Incorporation - May 9, 1989           30

Articles of Amendment to Articles of Incorporation - June 3, 1998          32

                              AMENDED AND RESTATED
                            ARTICLES OF INCORPORATION
                                       OF
                        FARMERS CAPITAL BANK CORPORATION

         The undersigned, Zack C. Saufley and James H. Childers, President and Secretary, respectively, of Farmers Capital Bank Corporation, hereby execute these Amended and Restated Articles of Incorporation of Farmers Capital Bank Corporation, and certify that:

     (A) The name of the corporation is Farmers Capital Bank Corporation.

     (B) The amendments so adopted are amendments to ARTICLE VI and the addition and amendment of ARTICLE X, so that each of said articles as amended shall read in their respective entirety as hereinafter set out.

     (C) The Restated Articles of Incorporation, as amended, are as follows:

                                    ARTICLE I
                                    ---------

         The name of the corporation is Farmers Capital Bank Corporation.

                                   ARTICLE II
                                   ----------

         The existence of this corporation shall commence upon the issuance of the Certification of Incorporation and its duration shall be perpetual unless sooner dissolved by action of the shareholders in accordance with the laws of the Commonwealth of Kentucky.

                                   ARTICLE III
                                   -----------

         The objects and purposes for which this corporation is organized and the powers which may be exercised by it are those enumerated in Sections 271A.020, 271A.026, and 271A.030 of the Kentucky Revised Statutes, and:

     (1) To purchase, subscribe for, or otherwise acquire and own, hold, use, sell, lease, assign, transfer, mortgage, pledge, exchange, or otherwise dispose of real and personal property of every kind and description including shares of stock, bonds, debentures, notes, evidences of indebtedness, and other securities, contracts or obligations, domestic or foreign, and to pay therefor in whole or in part in cash or by exchanging therefor stocks, bonds, or other evidences of indebtedness or securities of this or any other corporation, and while the owner or holder of any such real or personal property, stocks, bonds, debentures, notes, evidences of indebtedness or other securities, contracts, or obligations, to receive, collect, and dispose of the interest, dividends and income arising from such property, and to possess and exercise in respect thereof all the rights, powers an privileges of ownership, including all voting powers on any stocks so owned.

     (2) To act as a bank holding company.

     (3) To aid either by loans or by guaranty of securities or in any other manner, any corporation, domestic or foreign, any shares of stock, or any bonds, debentures, evidences of indebtedness or other securities whereof are held by this corporation or in which it shall have any interest, and to do any acts designed to protect, preserve, improve, or enhance the value of any property at any time held or controlled by this corporation or in which it at that time may be interested.

     (4) To enter into, make, perform, and carry out contracts of any kind for any lawful purpose with any firms, persons, associations or corporations.

     (5) To purchase, acquire, lease, own, and enjoy any and all such other property real and personal, as may be reasonably necessary for the carrying on of the business of the corporation.

     (6) To acquire, as a going concern or otherwise, and pay for in cash, stock or bonds of this corporation or otherwise, the whole or any part of the business, good will, rights, assets and other property, and to undertake, assume or secure the whole or any part of the obligations or liabilities of any person, firm, trust, association or corporation.

     (7) To issue bonds, debentures or obligations of this corporation from time to time, for any of the objects or purposes of the corporation, and to secure the same by mortgage, pledge, deed of trust, or otherwise.

     (8) To purchase the corporate assets of any other corporation and engage in the same character of business.

     (9) To apply for, acquire, enjoy, utilize and dispose of any patents, copyrights and trademarks and any licenses or other rights of interest thereunder or therein, whether or not in any way relating to any of the businesses in which the corporation may engage.

     (10) To purchase, hold, sell and transfer shares of its own capital stock, subject to the limitations contained in Sections 271A.030 and 271A.330 of the Kentucky Revised Statutes. The corporation may purchase its own capital stock to the extent of unreserved and unrestricted earned surplus available therefor, and to the extent of unreserved and unrestricted capital surplus available therefor. Shares of its own capital stock owned by the corporation shall not be voted directly or indirectly, or counted as outstanding for the purpose of any stockholders' quorum or vote.

     (11) To transact any and all lawful business for which corporations may be incorporated under Chapter 271A of the Kentucky Revised Statutes.

     The foregoing clauses shall be construed both as objects and powers, and it is hereby expressly provided that the foregoing enumeration of specific powers shall not be held to limit or restrict in any manner the powers of this corporation.

                                   ARTICLE IV
                                   ----------

     The total authorized number of shares of capital stock of the corporation shall be Eight Hundred Four Thousand (804,000) shares, all of which shares shall be common stock of the par value of One Dollar and Twenty Five Cents ($1.25) each. All shares of common stock of the corporation shall have full and unlimited voting power and each share shall be entitled to one vote. The owners of common stock of the corporation shall have preemptive rights as set out in
Section 271A.130 of the Kentucky Revised Statutes, except with respect to treasury shares of the corporation. No holder of shares of the capital stock of the corporation shall have any preemptive or preferential right to subscribe for, purchase or receive any treasury share(s) (as defined in Section 271A.010(8) of the Kentucky Revised Statutes) of the corporation.

                                    ARTICLE V
                                    ---------

     The location and post office address of the corporation's registered office shall be One Farmers Bank Plaza, Frankfort, Kentucky 40601 and the registered agent of the corporation at that address shall be Zack C. Saufley.

                ARTICLE VI IS HEREBY AMENDED TO READ AS FOLLOWS:
                ------------------------------------------------

                                   ARTICLE VI
                                   ----------

     From and after the first annual meeting of the shareholders of the corporation, the affairs of the corporation shall be conducted and managed by a Board of Directors consisting of not less than nine (9) nor more than fifteen
(15) members, as may be fixed by the bylaws of the corporation from time to time. From and after the first annual meeting of the shareholders the Directors of the corporation shall be divided into three classes, each class to be as nearly equal in number as possible, said classes to be designated as Class I, Class II and Class III Directors. At the first annual meeting of the shareholders there shall be elected ten (10) Directors of the corporation, as follows: (a) three (3) members of Class I Directors who shall hold office until the second annual meeting of the shareholders at which second annual meeting the number of Class I Directors elected to office shall hold office for a term of three (3) years or until their respective successors are duly elected and qualified; (b) three (3) members of Class II Directors who shall hold office until the third annual meeting of the shareholders at which third annual meeting of the shareholders the number of Class II Directors elected to office shall hold office for a term of three (3) years or until their respective successors are duly elected and qualified, and (c) four (4) members of Class III Directors who shall hold office for a term of three (3) years or until their respective successors are duly elected and qualified and following the expiration of their initial term of office the number of Class III Directors elected shall hold office for a term of three (3) years or until their respective successors are duly elected and qualified. Any vacancy occurring in the Board of Directors may be filled by the affirmative vote of a majority of the remaining directors though less than a quorum of the Board of Directors. A director elected to fill a vacancy shall be elected for the unexpired term of his predecessor in office.

     The first Board of Directors who shall serve until the first annual meeting of the shareholders or until their successors shall be duly elected and qualified shall consist of ten (10) members who are:

         John P. Stewart                             John D. Sutterlin
         Route #7                                    12 Whitebridge Lane
         Frankfort, Kentucky                         Frankfort, KY

         Zack C. Saufley                             Joseph C. Yagel, Jr.
         One Farmers Bank Plaza                      511 Leawood Dr.
         Frankfort, Kentucky                         Frankfort, KY

         Warner U. Hines                             Bruce Dungan
         Route #6                                    One Farmers Bank Plaza
         Frankfort, Kentucky                         Frankfort, KY

         John J. Hopkins                             Charles O. Bush
         415 West Main Street                        219 Walmac
         Frankfort, Kentucky                         Frankfort, KY

         Charles T. Mitchell                         Michael M. Sullivan
         471 Breckinridge Avenue                     One Farmers Bank Plaza
         Frankfort, Kentucky                         Frankfort, KY


                                   ARTICLE VII
                                   -----------

     In furtherance, and not in limitation of the powers conferred by stature, the board of directors is expressly authorized:

     (1) To make and alter the bylaws of this corporation, to fix the amount to be reserved as working capital over and above its capital stock paid in, to authorize and cause to be executed mortgages, security interests, and liens upon the real and personal property of this corporation, as an entirety or in part.

     (2) From time to time to determine whether and to what extent, and at what times and places, and under what conditions and regulations, the accounts and books of this corporation (other then the stock book), or any of them, shall be open to inspection of shareholders; and no shareholder shall have any right of inspecting any account, book or document of this corporation except as conferred by statute, unless authorized by a resolution of the shareholders or directors.

     (3) To issue all or any portion of the capital stock of the corporation for lawful money of the United States, real or personal property, services, or any other right or thing of value having a value of not less than the par value of the stock to be issued, for the uses and purposes of the corporation, and when so issued the capital stock shall become and be fully paid and nonassessable; and the directors shall be sole judges of the value of any property, right or thing acquired in exchange for capital stock.

     (4) If the bylaws so provide, to designate two or more of its number to constitute an executive committee which committee shall for the time being, as provided in said resolution or in the bylaws of this corporation, have and exercise any or all of the powers of the board of directors in the management of the business and affairs of this corporation, and have power to authorize the seal of this corporation to be affixed to all papers which may require it. The board of directors may also designate one or more other committees in the manner prescribed by the bylaws, each committee to have such name and to exercise such powers as may, from time to time, be prescribed by the bylaws or by resolution adopted by the board of directors.

                                  ARTICLE VIII
                                  ------------

     No contract or other transaction between the corporation and any other firm, partnership, association, corporation or other organization shall, in the absence of fraud, be affected or invalidated by the fact that any one or more of the directors of the corporation is or are interested in or is a member, director, shareholder or officer or are members, directors, shareholders or officers of such other firm, partnership, association, corporation or organization. Any director of the corporation may vote upon any contract or other transaction between the corporation and any subsidiary or controlled company without regard to the fact that he also is a director of such subsidiary or controlled company.

                                   ARTICLE IX
                                   ----------

         The name and address of the incorporator is:

                  Zack C. Saufley
                  One Farmers Bank Plaza
                  Frankfort, Kentucky 40601

         ARTICLE X IS HEREBY  ADDED TO THE ARTICLES OF  INCORPORATION  BY WAY OF
         -----------------------------------------------------------------------
AMENDMENT TO THE ARTICLES OF INCORPORATION TO READ AS FOLLOWS:
--------------------------------------------------------------

                                    ARTICLE X
                                    ---------

     The affirmative vote or written consent of the holders of two-thirds of the outstanding shares of the common stock of the corporation shall be required for:

     (1) The approval by the shareholders of the corporation of a plan of merger or consolidation whereby this corporation would be merged or consolidated with or into an affiliate of this corporation; or

     (2) The authorization by the shareholders of a sale, lease, exchange, or other disposition of all, or substantially all, the property and assets, with or without the good will, of the corporation to an affiliate of this corporation; or

     (3) The adoption by the shareholders of the corporation of a resolution to dissolve the corporation; or

     (4) The removal  without cause of any or all directors of the  corporation;
or

     (5) The approval by the shareholders of the corporation of any amendment or amendments to the corporation's Articles of Incorporation which would amend, alter, modify or repeal the provisions of Article VI or this Article X of the Articles of Incorporation.

         For the purposes of this Article X, the term:

     (a) "Affiliate" means a person (i) who owns, directly or indirectly, ten (10%) percent or more of the outstanding common stock of this corporation, or (ii) who controls, is controlled by, or is under common control with a person who owns, directly or indirectly, or who controls, ten (10%) percent or more of the outstanding common stock of the corporation.

     (b) "Control" means the power to vote, or direct the vote, of ten (10%) percent or more of any class of voting securities of a person, and

     (c) "Person" means an individual or a corporation, partnership, trust, association, joint venture, pool, syndicate, sole proprietorship, unincorporated organization, or any other form of legal entity.

                                    * * * * *

     (D) Except for the designated amendments, these Restated Articles of Incorporation correctly set forth without change the corresponding provisions of the Articles of Incorporation, and the Restated Articles of Incorporation, together with the designated amendments, supersede the original Articles of Incorporation.

     (E) The foregoing Amended and Restated Articles of Incorporation were unanimously approved by the Board of Directors of the Corporation by a resolution adopted on the 14th day of December, 1982, upon which date no shares had been issued. The members of the Board of Directors are the only persons who have subscribed to stock in the corporation. As such stock subscribers (or shareholders) they unanimously approved the resolution on the 14th day of December, 1982.

     IN WITNESS WHEREOF, Zack C. Saufley and James H. Childers, President and Secretary, respectively, of the corporation, have set their hands this 14th day of December, 1982.

                        FARMERS CAPITAL BANK CORPORATION


                                            BY:/s/ Zack C. Saufley
                                            ----------------------
                                               ZACK C. SAUFLEY, President



                                            BY:/s/ James H. Childers
                                            ------------------------
                                               JAMES H. CHILDERS, SECRETARY

STATE OF KENTUCKY)
COUNTY OF FRANKLIN)

     I, /s/Martha B. O'Neill, a notary public, do hereby certify that on this 14th day of December, 1982, personally appeared before me Zack C. Saufley, who, being by me first duly sworn, declared that he is the President of Farmers Capital Bank Corporation, a Kentucky corporation, that he signed the foregoing document as President of the corporation, and that the statements contained therein are true.

                                        /s/ Martha B. O'Neill
                                        ---------------------
                                        NOTARY PUBLIC, FRANKLIN COUNTY, KENTUCKY

                                       My commission expires: 6/10/85

THIS INSTRUMENT PREPARED BY:

/s/ William L. Montague
-----------------------
William L. Montague
Stoll, Keenon & Park
1000 First Security Plaza
Lexington, Kentucky 40507

                              ARTICLES OF AMENDMENT
                              ---------------------
                          TO ARTICLES OF INCORPORATION
                          ----------------------------
                       OF FARMERS CAPITAL BANK CORPORATION
                       -----------------------------------

     The undersigned corporation, Farmers Capital Bank Corporation, a Kentucky corporation, hereby adopts and files Articles of Amendment to its Articles of Incorporation in the manner provided for by Section 271A.305 of the Kentucky Revised Statutes.

     First. The name of the corporation is Farmers Capital Bank Corporation.

     Second. At the annual meeting of shareholders of the corporation held on April 8, 1986, a resolution was adopted by which Article VI and Article X were amended and a new Article XI was added so that Articles VI, X and XI of the Articles of Incorporation now read and provide as follows:

                                   ARTICLE VI
                                   ----------

     From and after the first annual meeting of the shareholders of the corporation, the affairs of the corporation shall be conducted and managed by a Board of Directors consisting of not less than nine (9) nor more than fifteen
(15) members, as may be fixed by the By-Laws of the corporation from time to time.

     The number of Directors so fixed in the By-Laws may be changed only by receiving the affirmative vote of (i) the holders of at least 80% of all the then outstanding shares of common stock of the corporation or (ii) a majority of the Continuing Directors. ("Continuing Director" shall mean for the purposes of this ARTICLE a member of the Board of Directors at the time the vote is taken, who also meets one or more of the criteria set forth in ARTICLE X(2) (g) (2) of these Articles.) From and after the first annual meeting of the shareholders the Directors of the corporation shall be divided into three classes, each class to be as nearly equal in number as possible, said classes to be designated as Class I, Class II and Class III Directors. At the first annual meeting of the shareholders there shall be elected ten (10) Directors of the corporation, as follows: (a) three (3) members of Class I Directors who shall hold office until the second annual meeting of the shareholders at which second annual meeting the number of Class I Directors elected to office shall hold office for a term of three (3) years or until their respective successors are duly elected and qualified; (b) three (3) members of Class II Directors who shall hold office until the third annual meeting of the shareholders at which third annual meeting of the shareholders the number of Class II Directors elected to office shall hold office for a term of three (3) years or until their respective successors are duly elected and qualified, and (c) four (4) members of Class III directors who shall hold office for a term of three (3) years or until their respective successors are duly elected and qualified and following the expiration of their initial term of office the number of Class III Directors elected shall hold office for a term of three (3) years or until their respective successors are duly elected and qualified. Any vacancy occurring in the Board of Directors may be filled by the affirmative vote of a majority of the remaining directors though less than a quorum of the Board of Directors. A director elected to fill a vacancy shall be elected for the unexpired term of his predecessor in office. A Director may be removed without cause, but only upon the affirmative vote of the holders of at least 80% of the outstanding shares of common stock of the corporation then entitled to vote at an election of Directors.

     The first Board of Directors who shall serve until the first annual meeting of the shareholders or until their successors shall be duly elected and qualified shall consist of ten (10) members who are: John P. Stewart, Route #7, Frankfort, Kentucky; Zack C. Saufley, One Farmers Bank Plaza, Frankfort, Kentucky; Warner U. Hines, Route #6, Frankfort, Kentucky; John J. Hopkins, 415 West Main Street, Frankfort, Kentucky; Charles T. Mitchell, 471 Breckinridge Avenue, Frankfort, Kentucky; John D. Sutterlin, 12 Whitebridge Lane, Frankfort, Kentucky; Joseph C. Yagel, 511 Leawood Drive, Frankfort, Kentucky; Bruce Dungan, One Farmers Bank Plaza, Frankfort, Kentucky; Charles O. Bush, 219 Walma, Frankfort, Kentucky; and Michael M. Sullivan, One Farmers Bank Plaza, Frankfort, Kentucky.

                                    * * * * *

                                    ARTICLE X
                                    ---------

     (1)  In  addition  to  the  requirements  of any  applicable  statute,  the affirmative vote of not less than 80% of the common stock of the corporation shall be required for the approval or authorization of any "Business Combination" (as hereinafter defined) between the corporation or any subsidiary of the corporation and any "Related Person" (as hereinafter defined), provided, however, that such 80% vote shall not be required and this ARTICLE shall not apply if:

     (a) The Business Combination is solely a merger of a subsidiary of the corporation into the corporation under the provisions of Kentucky Revised Statute 271A.375; or

     (b) The Business Combination is approved by a majority of the "Continuing Directors" of the corporation (as hereinafter defined).

     (2) For the purposes of this ARTICLE:

     (a)  The  term  "Business   Combination"  shall  mean  (1)  any  merger  or
consolidation of the corporation or any subsidiary of the corporation with or into a Related Person, (2) any sale, lease, exchange, transfer or other disposition, including without limitation a mortgage or any other security device, of all or any "Substantial Part" (as hereinafter defined) of the assets either of the corporation (including without limitation any voting securities of a subsidiary) or of any subsidiary of the corporation to a Related Person, (3) any merger or consolidation of a Related Person with or into the corporation or any subsidiary of the corporation, (4) any sale, lease, exchange, transfer or other disposition of all or any Substantial Part of the assets of a Related Person to the corporation or any subsidiary of the corporation, (5) the issuance of any securities of the corporation or any subsidiary of the corporation to a Related Person, (6) any recapitalization that would have the effect of increasing the voting power of a Related Person, (7) the dissolution or liquidation of the corporation or any of its subsidiaries at a time when there is a Related Person to the corporation, or (8) any agreement, contract or other arrangement providing for any of the transactions described in this definition of Business Combination.

     (b) The term "Related Person" shall mean a person (1) who owns, directly or indirectly, ten (10%) percent or more of the outstanding common stock of this corporation, or (2) who controls, is controlled by, or is under common control with, a person who owns, directly or indirectly, or who controls, ten (10%) percent or more of the outstanding common stock of this corporation.

     (c) Without limitation, any shares of common stock of this corporation that any person has the right to acquire pursuant to any agreement, or upon exercise of conversion rights, warrants or options, or otherwise, shall be deemed "owned" by that person.

     (d) The term "control" shall mean the power, directly or indirectly, to direct the management or policies of a person or to vote, or direct the vote, of ten (10%) percent or more of any class of voting securities of a person.

     (e)  The  term  "person"   shall  mean  an  individual  or  a  corporation,
partnership,   trust,   association,   joint  venture,  pool,  syndicate,   sole
proprietorship, unincorporated organization or any other form of legal entity.

     (f) The term "Substantial Part" shall mean more than 30% of the fair market value of the total assets of the corporation in question, as of the end of its most recent fiscal year ending prior to the time the determination is being made.

     (g) The term "Continuing Director" shall mean a member of the Board of Directors of the corporation who (1) is a member of the Board of Directors of the corporation at the time the Director vote with respect to the Business Combination in question is taken, and (2) was (a) a member of the Board of Directors of the corporation on March 1, 1986, or (b) a member of the Board of Directors of the corporation immediately prior to the time that the Related Person involved in the Business Combination which is the subject of the Directors' vote became a Related Person, or (c) designated as a Continuing Director by a majority of the then Continuing Directors within ninety (90) days after the date upon which he or she was first elected as a member of the Board of Directors of the corporation.

                                   ARTICLE XI
                                   ----------

     (1) The provisions of ARTICLE IV, ARTICLE VI, ARTICLE X AND ARTICLE XI of these Articles of Incorporation may not be repealed or amended in any respect, unless (in addition to the requirements of any applicable statute) such action is approved by the affirmative vote of the holders of not less than 80% of the common stock of the corporation, provided, however, that such 80% vote shall not be required and this ARTICLE shall not apply if:

     (a) At the time such repeal or amendment is approved by the Board of Directors of the corporation and at the time such repeal or amendment is voted upon by the shareholders of the corporation, there is no Related Person (as defined in ARTICLE X herein) of the corporation, or

     (b) In the event there is a Related Person of the corporation at the time such repeal or amendment is approved by the Board of Directors of the corporation or is voted upon by the shareholders, the repeal or amendment is, or has been, approved by a majority of the "Prior Directors" (as herein defined).

     (2) For the purpose of this ARTICLE XI, the term "Prior Director" shall mean a member of the Board of Directors of the corporation who (1) is a member of the Board of Directors of the corporation at the time the Directors' vote with respect to such repeal or amendment is taken, and (2) was (a) a member of the Board of Directors of the corporation on March 1, 1986, or (b) a member of the Board of Directors of the corporation immediately prior to the time that the Related Person became a Related Person, or (c) designated as a Prior Director by a majority of the then Prior Directors within ninety (90) days after the date upon which he or she was first elected as a member of the Board of Directors of the corporation.

     Third. The total number of shares of capital stock of the corporation outstanding at the time of the adoption of the resolution amending and supplementing the Articles of Incorporation as set forth above was 793,195 shares of $1.25 par value common stock (the "outstanding shares"), all of which outstanding shares were entitled to vote upon the proposed amendments.

     Fourth. At the annual meeting of the shareholders of the corporation held on April 8, 1986, a total of 704,379 of the outstanding shares were voted in favor of a resolution to amend Article VI and Article X of the Articles of Incorporation and to add new Article XI to the Articles of Incorporation, so that said Articles read and provide as set forth above, and none of the outstanding shares were voted against said resolution, which amounts to the affirmative vote of 88.8% of the outstanding shares.

     IN WITNESS WHEREOF, the foregoing Articles of Amendment have been executed by Zack C. Saufley as President and James H. Childers as Secretary of Farmers Capital Bank Corporation, a Kentucky corporation, this 8th day of April, 1986.

                                            FARMERS CAPITAL BANK CORPORATION


                                            BY:/s/ Zack C. Saufley
                                            ----------------------
                                            Zack C. Saufley, President


                                            BY:/s/ James H. Childers
                                            ------------------------
                                            James H. Childers, Secretary

STATE OF KENTUCKY
COUNTY OF FRANKLIN

     I, /s/ Brenda Rogers, a notary public, do hereby certify that on the 8th day of April, 1986, personally appeared before me Zack C. Saufley, who, being by me first duly sworn declared that he is President of Farmers Capital Bank Corporation, a Kentucky corporation, that he signed the foregoing Articles of Amendment as President of the corporation, and that the statements contained therein are true.

         My Commission expires:  July 11, 1987.

                                            /s/ Brenda Rogers
                                            -----------------
                                            NOTARY PUBLIC,
                                            FRANKLIN COUNTY, KENTUCKY

This Instrument Prepared By:



/s/ William L. Montague
-----------------------
William L. Montague
STOLL, KEENON & PARK
1000 First Security Plaza
Lexington, Kentucky 40507

                              ARTICLES OF AMENDMENT
                          TO ARTICLES OF INCORPORATION

     The undersigned corporation, FARMERS CAPITAL BANK CORPORATION, a Kentucky corporation, hereby executes Articles of Amendment to its Articles of
Incorporation under and pursuant to Section 271A.305 of the Kentucky Revised Statutes.

     1. The name of the corporation is Farmers Capital Bank Corporation.

     2. The Amendments adopted amend and change ARTICLE IV of the corporation's Articles of Incorporation so that ARTICLE IV of the corporation's Articles of Incorporation now reads and provides in its entirety as follows:

                                   ARTICLE IV
                                   ----------

     The total authorized number of shares of capital stock of the corporation shall be Four Million, Eight Hundred and Four Thousand (4,804,000) shares, all of which shares shall be common stock of the par value of Twenty Five Cents ($.25) each. All shares of common stock of the corporation shall have full and unlimited voting power and shall be entitled to one vote on all matters properly presented to shareholders, except as may otherwise be provided by statute. No holder of shares of the common stock of the corporation shall have any preemptive or preferential right to subscribe for, purchase or receive any additional shares of capital stock of the corporation or rights or options to purchase additional shares of capital stock of the corporation or securities convertible into or carrying rights or options to purchase additional shares of the capital stock of the corporation.

     3. The foregoing amendments and changes to ARTICLE IV of the corporation's Articles of Incorporation were adopted on May 12, 1987 by the affirmative vote of the holders of a majority of the outstanding $1.25 par value (now $.25 par value) common stock of the corporation, which is the only authorized, issued or outstanding stock of the corporation, and the only class of stock of the corporation entitled to vote upon said amendments.

     IN WITNESS WHEREOF, the Farmers Capital Bank Corporation, a Kentucky corporation, has caused the foregoing Articles of Amendment to Articles of Incorporation to be executed by and through its duly authorized President and Secretary, this 12th day of May, 1987.

                                            FARMERS CAPITAL BANK CORPORATION

                                            BY:/s/ Zack C. Saufley
                                            ----------------------
                                            Zack C. Saufley, President

                                            BY:/s/ James H. Childers
                                            ------------------------
                                            James H. Childers, Secretary

STATE OF KENTUCKY
COUNTY OF FRANKLIN

     I, /s/ Brenda Rogers, a notary public, do hereby certify that on the 12th day of May, 1987, personally appeared before me Zack C. Saufley, who, being by me first sworn, declared that he is President of Farmers Capital Bank Corporation, a Kentucky corporation, that he signed the foregoing Articles of Amendment as President of said corporation, and that the statements contained therein are true.

                                                 /s/ Brenda Rogers
                                                 -----------------
                                                 NOTARY PUBLIC
                                                 FRANKLIN COUNTY, KENTUCKY

         My Commission expires:  July 11, 1987.

THIS INSTRUMENT PREPARED BY:

/s/ William L. Montague
-----------------------
William L. Montague
STOLL, KEENON & PARK
1000 First Security Plaza
Lexington, Kentucky 40507

                              ARTICLES OF AMENDMENT
                              ---------------------
                          TO ARTICLES OF INCORPORATION
                          ----------------------------


     The undersigned corporation, Farmers Capital Bank Corporation, hereby executes and files Articles of Amendment to its Articles of Incorporation.

         1. The name of the corporation is Farmers Capital Bank Corporation (the "Corporation').

         2. At the Corporation's annual meeting of shareholders held on the 9th day of May, 1989 (the "Annual Meeting"), it was resolved that the Articles of Incorporation of the Corporation be amended to add a new Article XII to the Articles of Incorporation of the Corporation, said Article XII to read as follows:

                                   ARTICLE XII
                                   -----------

     The liability of each and all of the directors of the corporation shall be and is hereby limited to the greatest extent permitted by law and no director of the corporation shall be personally liable to the corporation or its shareholders for monetary damages for a breach of his or her duties as director except for liability:

     (a) for any transaction in which the director's personal financial interest
is  in  conflict  with  the  financial   interest  of  the  corporation  or  its
shareholders;

     (b) for acts or omissions not in good faith or which involve intentional misconduct or are known to the director to be a violation of law;

     (c) for voting for or assenting to any  distributions  made in violation of
Section 271B.8-330 of the Kentucky Revised Statutes; or

     (d) for any transaction from which the director derives an improper personal benefit.

     The exceptions set forth in paragraphs (a) through (d) of this Article shall be construed as narrowly as legally permissible. If the Kentucky Revised Statutes are amended after approval by the shareholders of this Article to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of a director of the corporation shall be eliminated or limited to the fullest extent permitted by the Kentucky Revised Statutes, as so amended. Any repeal or modification of this Article XII by the shareholders of the corporation shall be approved by the affirmative vote of the holders of not less than 80% of the common stock of the corporation as governed and limited by Article XI of the corporation's Articles of Incorporation and any such repeal or modification shall not adversely affect any right or protection of a director of the corporation existing at the time of such repeal or modification.

     3. At the Annual Meeting: (a) there were 3,888,152 shares of the $.25 par value common voting stock (the "Common Stock") of the Corporation outstanding and entitled to vote upon the proposed Article XII; (b) the Common Stock was (and is) the only class of stock which the Corporation had (or has) authorized or outstanding and holders of said Common Stock constitute the Corporation's only voting group; (c) there were 3,204,941 shares of Common Stock indisputably represented at the Annual Meeting; (d) there were 3,145,818 shares of Common Stock cast for and in favor of the addition of Article XII to the Corporation's Articles of Incorporation; (e) there were 29,890 shares of Common Stock cast against the addition of Article XII to the Corporation's Articles of Incorporation, with 29,233 shares of Common Stock abstaining from said vote; and
(f) the number of shares of Common Stock cast for and in favor of the addition of Article XII to the Corporation's Articles of Incorporation was sufficient for approval of said proposal by the holders of the Common Stock, which was the only voting group entitled to vote upon said proposal.

     IN  WITNESS  WHEREOF,   Farmers  Capital  Bank   Corporation,   a  Kentucky
corporation, has caused its name to be hereunto subscribed by and through its duly authorized President on this 9th day of May, 1989.

                                           FARMERS CAPITAL BANK CORPORATION

                                            BY:/s/ E. Bruce Dungan
                                            ----------------------
                                            E. Bruce Dungan,
                                            President

STATE OF KENTUCKY
COUNTY OF FRANKLIN

     I, /s/ Donna G. Teater, a Notary Public, do hereby certify that on the 9th day of May, 1989, personally appeared before me E. Bruce Dungan, who being by me first sworn, declared that he is President of Farmers Capital Bank Corporation, a Kentucky corporation, that he signed the foregoing Articles of Amendment as President of said corporation and that the statements contained therein are true.



                                            /s/ Donna G. Teater
                                            -------------------
                                            NOTARY PUBLIC,
                                            STATE-AT-LARGE, KENTUCKY

         My Commission expires:  2/28/89

THIS INSTRUMENT PREPARED BY:



/s/ J. David Smith, Jr.
-----------------------
J. David Smith, Jr.
STOLL, KEENON & PARK
1000 First Security Plaza
Lexington, Kentucky 40507

                          ARTICLES OF AMENDMENT TO THE
                          ARTICLES OF INCORPORATION OF
                        FARMERS CAPITAL BANK CORPORATION

     Pursuant to Kentucky Revised Statutes Section 271B.10-060, the undersigned Kentucky corporation, Farmers Capital Bank Corporation, executes these Articles of Amendment to its Articles of Incorporation:

     (A) The name of the corporation is Farmers Capital Bank Corporation (the "Corporation").

     (B) At a meeting of the shareholders of the Corporation held on May 12, 1998, in the manner prescribed by the Kentucky Business Corporation Act, the shareholders of the Corporation adopted a resolution that Article IV of the Corporation's Articles of Incorporation be amended and changed so that Article IV of the Articles of Incorporation reads in its entirety as follows:

                                   ARTICLE IV
                                   ----------

     The total authorized number of shares of capital stock of the corporation shall be Nine Million, Six Hundred and Eight Thousand (9,608,000) shares, all of which shares shall be Common Stock of a par value of Twelve and One-Half Cents ($0.125) each. All shares of common stock of the corporation shall have full and unlimited voting power and shall be entitled to one vote on all matters properly presented to shareholders, except as may otherwise be provided by statute. No holder of shares of the common stock of the corporation shall have any preemptive or preferential right to subscribe for, purchase or receive any additional shares of capital stock of the corporation or rights or options to purchase additional shares of capital stock of the corporation or securities convertible into or carrying rights or options to purchase additional shares of the capital stock of the corporation.

     (C) The designation, number of outstanding shares, number of votes entitled to be cast by the holders of the Corporation's common stock, which is the only class of stock of the Corporation outstanding and therefore the only voting group entitled to vote on the aforesaid amendment, and the number of votes indisputably represented at the meeting, were as follows:


                                                                 NUMBER OF VOTES
    DESIGNATION OF         NUMBER OF        NUMBER OF VOTES        REPRESENTED
    VOTING GROUP     OUTSTANDING SHARES  ENTITLED TO BE CAST       AT MEETING
    ----------------------------------------------------------------------------

    Common Stock
  (00.25 par value)       3,777,620           3,777,620             3,427,090

     (E) The total number of undisputed votes cast for the amendment by the holders of the common stock was 3,343,681. The number of votes cast for the amendment by the holders of the Corporation's common stock, which was at the time of shareholder vote and is now the only class of stock which the Corporation has outstanding, was sufficient for approval by that voting group and the adoption of the amendment by the shareholders of the Corporation.

     IN WITNESS WHEREOF, the undersigned duly authorized officer has executed these Articles of Amendment the 3rd day of June, 1998.

                                           FARMERS CAPITAL BANK CORPORATION



                                            By:/s/ Charles S. Boyd
                                            ----------------------
                                            Charles S. Boyd, President



                                   Exhibit 11
                 Statement re computation of per share earnings
                 ----------------------------------------------


                                                  Three Months Ended             Six Months Ended
                                                       June 30,                      June 30,
(In thousands, except per share data)            1998           1997            1998         1997
-------------------------------------            ----           ----            ----         ----

Net income, basic and diluted                  $3,734          $3,785        $7,316         $7,176
                                               ======          ======        ======         ======

Average shares outstanding                      7,555           7,572         7,557          7,582
Effective of dilutive stock options               120                            96
                                                -----           -----         -----          -----
Average diluted shares outstanding              7,675           7,572         7,653          7,582
                                                =====           =====         =====          =====



Net income per share, basic                    $  .49         $   .50       $   .97         $  .95
Net income per share, diluted                     .49             .50           .96            .95