Form 10-Q
period 1998-09-30
FARMERS CAPITAL BANK CORP
filed 1998-11-12
CIK 713095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       or

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

                    Common stock, par value $0.125 per share
                7,558,137 shares outstanding at November 11, 1998

                                                  TABLE OF CONTENTS


Part I - Financial Information                                                  Page No.
------------------------------                                                  --------

     Item 1 - Financial Statements

         Unaudited Consolidated Balance Sheets -
             September 30, 1998 and December 31, 1997                              3

         Unaudited Consolidated Statements of Income -
             For the Three and Nine Months Ended
             September 30, 1998 and September 30, 1997                             4

         Unaudited Consolidated Statements of Comprehensive Income -
             For the Three and Nine Months Ended
             September 30, 1998 and September 30, 1997                             5

         Unaudited Consolidated Statements of Cash Flows -
             For the Nine Months Ended
             September 30, 1998 and September 30, 1997                             6

         Unaudited Consolidated Statements of Changes in Shareholders' Equity -
             For the Nine Months Ended
             September 30, 1998 and September 30, 1997                             7

         Notes to Unaudited Consolidated Financial Statements                      8

     Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                9

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk          17

Part II - Other Information

     Item 6 - Exhibits and Reports on Form 8-K                                    17

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                     September 30,  December 31,
(In thousands, except share data)                         1998          1997
---------------------------------                     -----------   -----------

ASSETS
Cash and cash equivalents:
    Cash and due from banks                         $     80,266  $      75,830
    Interest bearing deposits in other banks               2,733          1,300
    Federal funds sold and securities purchased
         under agreements to resell                       24,968        109,610
                                                         -------        -------
         Total cash and cash equivalents                 107,967        186,740

Investment securities:
    Available for sale                                   175,704        119,076
    Held to maturity                                      75,740         95,686
                                                         -------        -------
         Total investment securities                     251,444        214,762

Loans, net of unearned income                            594,147        585,940
Allowance for loan losses                                 (8,914)        (9,114)
                                                         -------        -------
         Loans, net                                      585,233        576,826

Premises and equipment                                    24,481         21,214
Accrued interest receivable                                8,442          7,805
Other assets                                               8,208          6,836
                                                         -------      ---------
         Total assets                               $    985,775  $   1,014,183
                                                         =======      =========

LIABILITIES
Deposits:
    Noninterest bearing                             $    145,535  $     151,600
    Interest bearing                                     656,111        683,376
                                                         -------        -------
         Total deposits                                  801,646        834,976

Other borrowed funds                                      51,090         53,655
Dividends payable                                          1,813          1,815
Accrued interest payable                                   2,161          1,956
Other liabilities                                          5,626          4,737
                                                         -------        -------
         Total liabilities                               862,336        897,139

Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock, par value $0.125 per share;
 9,608,000 shares authorized; 7,563,437
 and 7,562,440 shares issued and
 outstanding at September 30, 1998 and
 December 31, 1997, respectively                             945            945
Capital surplus                                            9,120          8,894
Retained earnings                                        112,480        107,105
Accumulated other comprehensive income                       894            100
                                                         -------        -------
         Total shareholders' equity                      123,439        117,044

         Total liabilities and shareholders' equity $    985,775  $   1,014,183
                                                         =======      =========

See accompanying notes to consolidated financial statements.


UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                             Three Months Ended            Nine Months Ended
                                                               September 30                   September 30
(In thousands, except per share data)                       1998           1997           1998           1997
-------------------------------------                       ----           ----           ----           ----
INTEREST INCOME
Interest and fees on loans                                $13,689       $ 13,369       $ 40,610        $ 39,341
Interest on investment securities:
    Taxable                                                 2,180          2,216          6,330           6,553
    Nontaxable                                                916            783          2,600           2,327
Interest on deposits in other banks                            50             30            136              79
Interest on federal funds sold and securities
    purchased under agreements to resell                      717            554          2,198           1,928
                                                           ------         ------         ------          ------
       Total interest income                               17,552         16,952         51,874          50,228

INTEREST EXPENSE
Interest on deposits                                        6,961          6,410         20,396          19,392
Interest on other borrowed funds                              495            465          1,497           1,070
                                                            -----          -----         ------          ------
       Total interest expense                               7,456          6,875         21,893          20,462
                                                           ------         ------         ------          ------
    Net interest income                                    10,096         10,077         29,981          29,766

Provision for loan losses                                     216            407            650           1,493
                                                           ------         ------         ------          ------
    Net interest income after provision for loan losses     9,880          9,670         29,331          28,273

NONINTEREST INCOME
Service charges and fees on deposits                        1,292          1,397          3,871           3,972
Other service charges, commissions, and fees                1,057            970          3,112           2,913
Data processing income                                        384            360          1,174           1,118
Trust income                                                  255            240            860             779
Investment securities gains (losses)                          (40)                           60
Gain on sale of loans                                           7              5             13              13
Other                                                         152            114            440             548
                                                           ------         ------         ------          ------
       Total noninterest income                             3,107          3,086          9,530           9,343

NONINTEREST EXPENSE
Salaries and employee benefits                              4,159          4,104         12,459          11,862
Occupancy expense, net                                        536            515          1,569           1,504
Equipment expense                                             726            676          2,071           2,063
Data processing expense                                       188            282            736             770
Bank franchise tax                                            290            287            836             779
Other                                                       1,965          1,931          5,973           5,615
                                                           ------         ------         ------          ------
       Total noninterest expense                            7,864          7,795         23,644          22,593
                                                           ------         ------         ------          ------
       Income before income taxes                           5,123          4,961         15,217          15,023

Income tax expense                                          1,417          1,499          4,195           4,385
                                                           ------         ------         ------          ------
Net income                                                $ 3,706       $  3,462       $ 11,022        $ 10,638
                                                            =====          =====         ======          ======
NET INCOME PER COMMON SHARE
    Basic                                                 $  0.49       $   0.46       $   1.46        $   1.40
    Diluted                                                  0.48           0.46           1.44            1.40

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                                   7,556          7,562          7,557           7,575
    Diluted                                                 7,662          7,562          7,657           7,575

See accompanying notes to consolidated financial statements.


UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                              Three Months Ended              Nine Months Ended
                                                                 September 30                   September 30
(In thousands)                                              1998              1997           1998           1997
--------------                                              ----              ----           ----           ----

NET INCOME                                              $  3,706           $  3,462       $ 11,022        $ 10,638
Other comprehensive income:
    Unrealized holding gain on available for sale
    securities arising during the period, net of tax
    of $442, $212, $443, and $226, respectively              858               412             859             438
Reclassification adjustment for prior period
    unrealized gain recognized during current period,
    net of tax of $33 in 1998                                                                 (65)
                                                           -----             -----          ------          ------
       Net gain (loss) recognized in other
       comprehensive income                                  858               412             794             438
                                                           -----             -----          ------          ------
Comprehensive income                                    $  4,564           $ 3,874        $ 11,816        $ 11,076
                                                           =====             =====          ======          ======

See accompanying notes to consolidated financial statements.


UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended September 30, (In thousands)                                1998         1997
----------------------------------------------                                ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                             $ 11,022     $ 10,638
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                          2,006        1,951
       Net amortization of securities
          premiums and discounts:
             Available for sale                                                   1
             Held to maturity                                                   125           53
       Provision for loan losses                                                650        1,493
       Mortgage loans originated for sale                                   (12,332)      (7,614)
       Proceeds from sale of mortgage loans                                  11,957        7,704
       Deferred income tax benefit                                               (1)
       Gain on sale of mortgage loans                                           (13)         (13)
       Gain on sale of available for sale investment securities                 (60)
       (Gain) loss on sale of fixed assets                                       (1)           6
       (Increase) decrease in accrued interest receivable                      (637)         136
       Increase in other assets                                              (2,143)      (1,686)
       Increase (decrease) in accrued interest payable                          205         (187)
       Increase (decrease) in other liabilities                                 889         (935)
                                                                             ------       ------
    Net cash provided by operating activities                                11,668       11,546


CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturity or call of investment securities:
       Available for sale                                                    95,313       91,923
       Held to maturity                                                      26,471       25,101
    Proceeds from sale of available for sale investment securities           25,673        8,066
    Purchase of investment securities:
       Available for sale                                                  (176,351)     (92,288)
       Held to maturity                                                      (6,650)     (14,731)
    Loans originated for investment, net of principal collected              (8,669)     (18,552)
    Purchase of premises and equipment                                       (4,887)      (3,302)
    Proceeds from sale of equipment                                              11            5
                                                                             ------       ------
    Net cash used in investing activities                                   (49,089)      (3,778)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net decrease in deposits                                                (33,330)     (13,944)
    Dividends paid                                                           (5,442)      (4,666)
    Purchase of common stock                                                   (215)        (644)
    Stock options exercised                                                     200
    Net (decrease) increase in other borrowed funds                          (2,565)      17,074
                                                                             ------       ------
    Net cash used in by financing activities                                (41,352)      (2,180)
                                                                             ------       ------
Net change in cash and cash equivalents                                     (78,773)       5,588

Cash and cash equivalents at beginning of year                              186,740      122,746
                                                                            -------      -------
Cash and cash equivalents at end of period                                  107,967      128,334
                                                                            =======      =======

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
    Interest                                                                 20,257       20,649
    Income taxes                                                              3,755        4,249
Cash dividend declared and unpaid                                             1,813        1,550

See accompanying notes to consolidated financial statements.


UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                               Total
(In thousands, except per share data)            Common  Stock   Capital   Retained      Accumulated Other   Shareholders'
Nine months ended September 30, 1998 and 1997    Shares Amount   Surplus   Earnings    Comprehensive Income    Equity
---------------------------------------------    ------ ------   -------   --------    --------------------    ------

Balance at December 31, 1996                     7,594  $ 949     $8,931   $100,078            $(362)          $109,596

Cash dividends declared, $.615 per share                                     (4,658)                             (4,658)
Purchase of common stock                           (32)    (4)       (37)      (603)                               (644)
Comprehensive income:
    Net income                                                               10,638                              10,638
    Other comprehensive income, net of tax:
      Unrealized gain on available for sale securities,
      net of reclassification adjustment                                                         438                438
                                                                                                                 ------
Comprehensive income                                                                                             11,076
                                                 -----    ---      -----    -------              ---            -------
Balance at September 30, 1997                    7,562  $ 945     $8,894   $105,455           $   76           $115,370
                                                 =====    ===      =====    =======              ===            =======




Balance at December 31, 1997                     7,562  $ 945     $8,894   $107,105            $ 100           $117,044

Cash dividends declared, $.72 per share                                      (5,441)                             (5,441)
Purchase of common stock                            (7)    (1)        (8)      (206)                               (215)
Stock options exercised, including related
    tax benefits                                     8      1        234                                            235
Comprehensive income:
    Net income                                                               11,022                              11,022
    Other comprehensive income, net of tax:
      Unrealized loss on available for sale securities,
      net of reclassification adjustment                                                         794                794
                                                                                                                 ------
Comprehensive income                                                                                             11,816
                                                 -----    ---      -----    -------              ---            -------
Balance at September 30, 1998                    7,563  $ 945     $9,120   $112,480            $ 894           $123,439
                                                 =====    ===      =====    =======              ===            =======

See accompanying notes to consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

3.   ADOPTION OF NEW ACCOUNTING PRINCIPLES

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.

SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the Company, this includes net income and unrealized gains and losses on available for sale investment securities. This Statement requires comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. The implementation of SFAS No. 130 did not have a material impact on the Company's consolidated financial statements.


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

4.   STOCK SPLIT

On January 26, 1998, the Company's Board of Directors approved a two-for-one stock split of its common stock. The stock split was effective July 1, 1998 for holders of record on June 1, 1998. The stock split increased the Company's outstanding common shares from 3,777,620 to 7,555,240 shares on July 1, 1998.
Additionally, all references in the Consolidated Financial Statements, Footnotes, and Supplementary data to the number of shares, per-share amounts, and market prices of the Company's common stock have been restated to give retroactive recognition to the stock split.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------  ----------------------------------------------------------
        of Operations
        -------------

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

RESULTS OF OPERATIONS

                    Third Quarter 1998 vs. Third Quarter 1997
                    -----------------------------------------

The Company reported earnings of $3.7 million, or $.48 per diluted share for the third quarter of 1998 compared to earnings of $3.5 million, or $.46 per diluted share for the third quarter of 1997.

Return on average assets was 1.54% for the third quarter of 1998, compared to 1.53% reported for the same period of 1997. Return on average equity was 12.10% for the third quarter of 1998, an increase from 12.06% during the same period of 1997.

Net Interest Income
-------------------

Net interest income totaled $10.1 million for the third quarter of 1998, unchanged from the third quarter of 1997. Interest income for the third quarter of 1998 increased $600 thousand to $17.6 million compared to same quarter of 1997. Interest expense totaled $7.5 million for the current quarter, and increase of $581 thousand over the same quarter of the prior year. Interest and fees on loans, the largest component of interest income, increased $320 thousand or 2.4% to $13.7 million for the current quarter. The increase in interest and fees on loans in primarily due to a $24.9 million increase in average loans. Interest on taxable securities decreased $36 thousand for the current quarter due primarily to a slight decrease in rate. Interest on nontaxable securities increased $133 thousand or 17.0% due to a $12.8 million or 19.4% increase in volume. Interest on short term investments, including time deposits with banks, federal funds sold, and securities purchased under agreements to resell, increased $183 thousand in the current quarter due to an increase in both volume and rate.

Interest expense on deposits increased $551 thousand or 8.6%. Interest expense on savings and time deposits account for $460 of the increase, which is primarily attributed to a $26.2 million or 5.8% increase in these deposits. Interest expense on interest bearing checking accounts increased $91 thousand or 8.6% due to slight increases to both volume and rate. Interest expense on other borrowed funds increased $30 thousand or 6.5% due primarily to increased volume.

The net interest margin (net interest income as a percentage of average earning assets), on a tax equivalent basis, decreased to 4.85% during the third quarter of 1998 compared to 5.09% in the third quarter of 1997. The spread between rates earned and paid decreased to 4.03% compared to 4.30% in the third quarter of 1997. The decrease in both net interest margin and the spread between rates earned and rates paid are attributed to a general decrease of rates on earning assets and slight increases in rates paid to fund earning assets.

Noninterest Income
------------------

Noninterest income of $3.1 million remained unchanged from the third quarter of 1997. Service charges and fees on deposits of $1.3 million decreased $105 thousand, or 7.5% from the third quarter of 1997. Other service charges, commissions, and fees increased $87 thousand, or 9.0% to $1.1 million from the third quarter of 1997. Data processing income increased 6.7% to $384 thousand for the third quarter of 1998. Trust fees increased $15 thousand, or 6.3% to $255 thousand. Other noninterest income remained unchanged at $119 thousand.

Noninterest Expense
-------------------

Total noninterest expenses increased $69 thousand or less than 1% from the third quarter of 1997 to $7.9 million. Salaries and employee benefits, the largest component of noninterest expense, increased $55 thousand, or 1.3%. Occupancy expense, net of rental income, increased $21 thousand to $536 thousand. Equipment expense increased $50 thousand, or 7.4%. Data processing expense decreased 33% from $282 thousand to $188 thousand for the third quarter of 1998. This decrease is primarily attributed to a reduction in credit card interchange expense. Bank franchise tax was relatively unchanged at $290 thousand. Other noninterest expense increased from $34 thousand to $2.0 million.

Income Taxes
------------

Income tax expense for the third quarter of 1998 was $1.4 million, a decrease of $82 thousand from the third quarter of 1997. The third quarter 1998 effective tax rate was 27.7%, a decrease from 30.2% in the third quarter of 1997. The decrease in the effective tax rate is primarily due to increases in tax free interest income and tax credits.

                            First nine months of 1998
                            -------------------------

Net income for the nine months ended September 30, 1998 was $11.0 million, or $1.44 per diluted share compared to earnings of $10.6 million, or $1.40 per diluted share for the same period in 1997. Net interest income increased approximately 1.0% to $30.0 million. Noninterest income increased 2.0% to $9.5 million and the provision for loan losses decreased $843 thousand, or 56.5%. These increases have been offset by an increase in noninterest expense of $1.1 million, of which $597 thousand relates to salaries and employee benefits.

Return on average assets was 1.56% for the nine months ended September 30, 1998, a decrease of 1 basis point from the same period in 1997. Return on average equity was 12.37%, a decrease from 12.72% in the first nine months of 1997.

Net Interest Income
-------------------

Net interest income totaled $30.0 million for the first nine months of 1998, an increase of $215 thousand or approximately 1% from the first nine months of 1997. Interest income for the period increased $1.6 million to $51.9 million compared to same period of 1997. Interest expense totaled $21.9 million for the current nine month period, and increase of $1.4 million over the same period of the prior year. Interest and fees on loans, the largest component of interest income, increased $1.3 million or 3.2% to $40.6 million for the current period. The increase in interest and fees on loans in primarily due to a $23.3 million increase in average loans. Interest on taxable securities decreased $223 thousand for the current period due primarily to a 3.9% decrease in volume. Interest on nontaxable securities increased $273 thousand or 11.7% due primarily to a $10.8 million or 16.4% increase in volume. Interest on short term investments, including time deposits with banks, federal funds sold, and securities purchased under agreements to resell, increased $327 thousand in the current period due primarily to a 12.3% increase in volume.

Interest expense on deposits increased $1.0 million or 5.2%. Interest expense on savings accounts increased $376 thousand or 11.3%. This increase is attributable to a combination of a $5.8 million increase in volume and approximately a 3 basis point increase in rates. Interest expense on time deposits increased $465 thousand or 3.6%. This increase is due primarily to an 11 basis point increase in rates and a slight increase in volume. Interest expense on interest bearing checking accounts increased $163 thousand or 5.2% due to slight increases to both volume and rate. Interest expense on other borrowed funds increased $427 thousand or 39.9% due primarily to a $6.2 million or 23.1% increase in securities sold under agreement to repurchase. Slight increases in rates paid also contributed to the increase.

Net interest margin on a tax equivalent basis decreased to 4.90% during the first nine months of 1998 compared to 5.05% for the same period of 1997. The spread between rates earned and paid decreased from 4.29% in 1997 to 4.08% in the current period. The decrease in both net interest margin and the spread between rates earned and rates paid are attributed to a general decrease of rates on earning assets and slight increases in rates paid to fund earning assets.


Noninterest Income
------------------

Total noninterest income increased $187 thousand, or 2.0% for the first nine months of 1998 compared to the same period in 1997. Service charges and fees on deposits decreased $101 thousand to $3.9 million. Other service charges, commissions, and fees increased 6.8% to $3.1 million. Data processing fees increased 5.0% to $1.2 million. Trust fees increased 10.4% to $860 thousand. The Company recorded gains on the sale of available for sale investment securities of $60 thousand. Other noninterest income decreased by $108 thousand in 1998 compared to 1997. This is primarily attributed to a recovery of prior year legal expenses of $189 thousand recorded in 1997. The recovery was a result of an insurance claim filed by the Company's Farmers Bank & Trust Company, Georgetown subsidiary and relates to that case as described in the Company's 1997 Form 10-K.

Noninterest Expense
-------------------

Total noninterest expense increased $1.1 million, or 4.7% from the first nine months of 1997 to $23.6 million. Salaries and employee benefits, the largest component of noninterest expense, increased $597 thousand, or 5.0%. Occupancy expense, net of rental income, increased 4.3% to $1.6 million. These increases are partially attributed to the Company's ongoing efforts to expand into new markets. Equipment expense increased $8 thousand, or less than 1%. Data processing expense decreased 4.4% to $736 thousand. This decrease is primarily attributable to a decrease in credit card interchange and processing during the third quarter of 1998. Bank franchise tax expense increased $57 thousand, or 7.3%. Other noninterest expense increased $358 thousand or 6.4%. The largest increase in other noninterest expense was in correspondent bank fees, which rose $165 thousand, or 27.3%. This increase is attributable to increased activity in the Company's role as custodian for various accounts of the Commonwealth of Kentucky in Frankfort. Net Other Real Estate Owned expense also contributed to the increase in other noninterest expense by increasing $52 thousand.

Income Taxes
------------

Income tax expense for the first nine months of 1998 was $4.2 million compared to $4.4 million for the same period in 1997. The effective tax rate was 27.6% for the first nine months of 1998, down from 29.2% in the prior year. The decrease in the effective tax rate is primarily due to increases in tax free interest income and tax credits.


FINANCIAL CONDITION

Total assets were $986 million on September 30, 1998, a decrease of 2.8% from December 31, 1997. The fluctuation in total assets is primarily due to the relationship between the Company's lead bank, Farmers Bank & Capital Trust Co. and the Commonwealth of Kentucky. Farmers Bank provides various services to state agencies of the Commonwealth of Kentucky. As the depository for the Commonwealth, these agencies issue checks drawn on Farmers Bank, including paychecks and state income tax refunds. Farmers Bank also processes vouchers for the WIC (Women, Infants and Children) program for the Cabinet for Human Resources. The Bank's investment department provides services to both the Kentucky Retirement and Teacher's Retirement systems. As the depository for the Commonwealth, large fluctuations in deposits in the form of uncollected funds are likely to occur on a daily basis. On December 31, 1997, Farmers Bank held a significant amount of deposits for the Commonwealth, which were subsequently reduced shortly after year end. Assets averaged $945 million for the first nine months of 1998, an increase of $40 million, or 4.4% from year end 1997.

Loans
-----

Loans, net of unearned income, increased $8.2 million, or 1.4% from December 31, 1997 to $594 million. On average, loans represented 68.3% of earning assets compared to 68.7% for year end 1997. As loan demand fluctuates, the available funds are redirected between either temporary investments or investment securities.

Allowance for Loan Losses
-------------------------

The provision for loan losses decreased $843 thousand or 56.5% compared to the first nine months 1997. The Company had net charge-offs of $850 thousand in the first nine months of 1998 compared to net charge-offs of $1.2 million in the same period of 1997. The allowance for loan losses was 1.50% of net loans at September 30, 1998, a decrease of 6 basis points from year end 1997. Management continues to emphasize collection efforts and evaluation of risks within the portfolio.

Nonperforming Assets
--------------------

Nonperforming assets, consisting of nonaccrual loans, restructured loans, loans past due ninety days or more on which interest in still accruing, other real estate owned, and other foreclosed assets, totaled $7.3 million on September 30, 1998, an increase of $685 thousand or 10.3% from year end 1997. The increase is primarily attributed to a $902 thousand increase in other real estate owned, which had a balance of $29 thousand at year end. Nonperforming assets to total equity increased slightly from 5.7% at year end 1997 to 5.9% at September 30, 1998. Nonperforming loans as a percentage of net loans was 1.1% at September 30, 1998, unchanged from year end 1997.

Temporary Investments
---------------------

Time deposits with banks, federal funds sold and securities purchased under agreements to resell averaged $55.6 million, an increase of $7.9 million, or 16.6% from year end 1997.

Investment Securities
---------------------

Investment securities were $251 million on September 30, 1998, an increase of $36.7 million, or 17.1% from year end 1997. Available for sale and held to maturity securities were $175 and $76 million, respectively. Investment securities averaged $216 million for the first nine months of 1998, an increase of $6.5 million, or 3.1% from year end 1997. The Company had a net unrealized gain on securities available for sale, net of taxes, of $894 thousand on September 30, 1998, as compared to a net unrealized gain of $100 thousand on December 31, 1997.

Deposits
--------

Total deposits decreased $33 million, or 4.0%, from year end 1997 to $802 million. This fluctuation is primarily due to the relationship between the Company's lead bank and the Commonwealth of Kentucky, as previously described under the caption "FINANCIAL CONDITION". Deposits averaged $780 million, an increase of $26.3 million, or 3.5% from year end 1997.

Borrowed Funds
--------------

Borrowed funds totaled $51.1 million, a decrease of $2.6 million, or 4.8% from year end 1997. This decrease is due primarily to repurchase agreements entered into with the Commonwealth of Kentucky. The fluctuations are due to the relationship with the Commonwealth of Kentucky as described under the caption "FINANCIAL CONDITION". Borrowed funds averaged $37 million, an increase of $6.0 million, or 19.1%.

LIQUIDITY

The liquidity of the Parent Company is primarily affected by the receipt of dividends from its subsidiary banks and cash balances maintained. As of September 30, 1998, the Company's subsidiary banks could pay up to $5.7 million in dividends to the Company without obtaining prior approval from regulatory agencies. As of September 30, 1998, the Parent Company had cash balances of approximately $37.0 million.

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

Liquid assets consist of cash and due from banks, short-term investments, and securities available for sale. At September 30, 1998, such assets totaled $284 million, a decrease of $22 million from year end 1997. The decrease in liquid assets was primarily due to the decrease of the balances maintained by the Commonwealth of Kentucky as described in preceding sections of this report. Fluctuations such as this are normal and are anticipated by Management in analyzing the Company's ongoing liquidity and funding needs.

CAPITAL RESOURCES

Shareholders' equity was $123 million on September 30, 1998, increasing $6.4 million from year end 1997. The Company purchased 7,200 shares of its outstanding common stock during the first nine months of 1998 for a total cost of $215 thousand. Dividends of $5.4 million, or $.72 per share, were declared during the first nine months of 1998, an increase of 17.1% per share compared to the prior year. The Company issued approximately 8,200 shares of common stock during the third quarter pursuant to its non-qualified employee stock option plan.

Consistent with the objective of operating a sound financial organization, the Company's goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios as of September 30, 1998, the regulatory minimums and the regulatory standard for a "well capitalized" institution are as follows:


                              Farmers Capital       Regulatory          Well
                             Bank Corporation        Minimum         Capitalized

Tier 1 risk based                 19.05%              4.00%             6.00%

Total risk based                  20.30%              8.00%            10.00%

Leverage                          12.83%              4.00%             5.00%

The capital ratios of all the subsidiary banks, on an individual basis, were in excess of the applicable minimum regulatory capital ratio requirements at September 30, 1998.

YEAR 2000 COMPLIANCE

The Company is aware of the issues associated with the programming code in computer systems that use two digits rather than four to define the applicable year. As a result of methods used by earlier programmers, many computer programs and other equipment using embedded technology, such as microchips, are unable to distinguish the year 2000 from the year 1900. If left uncorrected this problem could result in a major system failure, miscalculations, and other disruptions of operations. A number of computer systems which are affected by the Year 2000 are utilized by the Company to operate its day-to-day business. Most of these systems use software developed by and licensed from third party software vendors.

FCB Services, the Company's data processing subsidiary, provides essential support for virtually all of the Company's subsidiaries as well as providing data processing services to unrelated third party banks. Therefore, it is vital that the Year 2000 issues are successfully resolved in a timely matter. Failure to appropriately examine and correct systems that are critical to the Company's operations could have a material adverse effect on its operations and financial performance. The Company's plan for achieving compliance is not only focused on its own data processing systems, but also of the compliance of its customers. In particular, commercial loan customers that are not Year 2000 compliant could become a repayment risk. Therefore, the Company is informing its significant commercial loan customers of the need to become Year 2000 compliant. The Company's initial assessment of commercial loan customers indicates no material impact to the Company. The Company will continue to monitor this risk on an ongoing basis.

The Company has formed and oversight committee to coordinate the Year 2000 compliance process. This process has been divided into five phases as prescribed by regulatory guidelines. These phases include awareness, assessment, renovation, validation, and implementation. The awareness, assessment, and renovation phases generally include defining the Year 2000 problem and gaining executive level support for the resources necessary to perform compliance tasks; establishing a team to develop an overall strategy; assessing the size and complexity of the problem and detailing the magnitude of the effort necessary to address the issues, including non information technology systems that are dependent on embedded microchips; and addressing the need for computer code enhancements, hardware and software upgrades, system replacements, vendor certification and other associated changes. These first three phases are substantially complete. The primary results of the first three phases are as follows: procedures were established to verify that all new purchases are Year 2000 compliant; the assessment of mission critical applications was completed in September, 1997; and a new Year 2000 compliant mainframe computer was placed into service in May, 1998.

The validation and implementation phases consist primarily with testing the changes made to any hardware or software component and to the certification of Year 2000 compliance. In addition to testing upgraded components, connections with other systems must be verified, and all changes should be accepted by internal and external users. As with other phases, the Company will be in ongoing discussions with its vendors and customers regarding the success of their validation efforts. However, the Company cannot control the success of those efforts. The validation and implementation phases of the Company's plan are in various stages of completion. The mission critical systems are currently being tested. These tests are expected to be completed by the end of 1998. Currently, the Company believes the testing of its mission critical systems will result in satisfactory Year 2000 compliance ratings. Testing of the remaining non-critical systems are expected to be completed during the first quarter of 1999.

The Company has recently acquired, installed, and tested a new Year 2000 compliant mainframe computer. Also, a Year 2000 compliant version of the data processing software is installed and functioning appropriately. However, the Company continues to maintain its business continuation plans, for which there are several options in place for partial failure. These plans generally include, but are not limited to, replacing electronic applications with manual processes. For a system wide failure, the Company maintains a hot site agreement with SunGard Recovery Services, Inc., a Pennsylvania Corporation for disaster and recovery services. This agreement, which has been in place since 1990 and tested twice a year, provides replacement mainframe and software for the Company to process with in Philadelphia, Pennsylvania.

The Company believes that expenditures required to bring its systems into compliance will not have a material adverse effect on the Company's performance. To date, substantially all of the expenditures have been absorbed in routine annual maintenance contracts and have not been incremental costs to the Company. This includes the Company's acquisition and installation of the new mainframe computer for approximately $1.5 million in 1998 primarily via a capital lease, which is being financed and depreciated over a five year period. Other related costs have been negligible. The primary reason for acquiring the new mainframe was to replace an older, less effective mainframe and to increase the Company's data processing capacity and to take advantage of newer, state of the art technology. The mainframe acquisition and related costs were anticipated by the Company, and were not incurred specifically to address Year 2000 compliance. The Company believes that future expenditures relating specifically to Year 2000 compliance will not be material. However, the Year 2000 problem is pervasive and complex and can potentially affect any computer process. Therefore, no assurance can be given that Year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future operating results. The Company's Year 2000 efforts are ongoing and its overall plan, including contingency planning, will continue to evolve as new information becomes available.

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

In October 1998, the FASB issued SFAS No. 134, ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE. This Statement changes the way mortgage banking enterprises (and enterprises that conduct operations that are substantially similar to the primary operations of a mortgage banking enterprise) account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. Prior to SFAS No. 134, mortgage banking enterprises were required to classify all mortgage-backed securities retained after the securitization of mortgage loans held for sale as trading. This classification resulted in recognizing unrealized gains and losses currently in earnings. SFAS No. 134 now requires mortgage banking enterprises to classify mortgage-backed securities retained after the securitization of mortgage loans held for sale based on its ability and intent to sell or hold those investments. This treatment conforms the accounting treatment for securities retained after securitization of mortgage loans by mortgage banking enterprises to the accounting treatment for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. This Statement amends SFAS No. 65, SFAS No. 115, SFAS No. 124, and SFAS No. 133.

This Statement is effective for the first fiscal quarter beginning after December 15, 1998. Early application is permitted as of the issuance of the Statement. The Company does not expect the implementation of this Statement to have a material impact on the consolidated financial statements.


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

a)       List of Exhibits
         ----------------

         11    Statement re computation of per share earnings

         27    Financial data schedule (for SEC use only)

b)       Reports on Form 8-K
         -------------------

         There were no reports on Form 8-K filed during the fiscal quarter. However, on November 12, 1998, the Company filed a report on Form 8-K pursuant to Item 5 of that Form announcing the Company's plan to purchase up to 400,000 shares of its outstanding common stock to be used for general corporate purposes. No financial statements were filed as a part of that Form.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  11/12/98                  /s/ Charles S. Boyd
       --------                  -------------------
                                 Charles Scott Boyd,
                                 President and CEO (Principal Executive Officer)


Date:  11/12/98                  /s/ C. Douglas Carpenter
       --------                  ------------------------
                                 Cecil Douglas Carpenter
                                 Vice President and CFO (Principal Financial
                                 and Accounting Officer)



                                   Exhibit 11
                 Statement re computation of per share earnings
                 ----------------------------------------------



                                              Three Months Ended             Nine Months Ended
                                                 September 30,                 September 30,
(In thousands, except per share data)        1998           1997            1998         1997
-------------------------------------        ----           ----            ----         ----


Net income, basic and diluted              $3,706          $3,462        $11,022       $10,638
                                           ======          ======        =======       =======

Average shares outstanding                  7,556           7,562          7,557         7,575
Effect of dilutive stock options              106                            100
                                           ------          ------        -------        ------
Average diluted shares outstanding          7,662           7,562          7,657         7,575
                                           ======          ======        =======       =======

Net income per share, basic                $  .49          $   .46       $  1.46        $ 1.40
Net income per share, diluted                 .48              .46          1.44          1.40
