Form 10-K
period 1998-12-31
FARMERS CAPITAL BANK CORP
filed 1999-03-24
CIK 713095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-14412

                        Farmers Capital Bank Corporation
             (Exact name of registrant as specified in its charter)

            KENTUCKY                                          61-1017851
---------------------------------------------              ----------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
         or organization)                               Identification Number)

P.O. Box 309, 202 West Main St.
Frankfort, Kentucky                                                40601
------------------------------------                            ----------
(Address of principal executive offices)                        (Zip Code)

        Registrant's telephone number, including area code: (502)227-1600

           Securities registered pursuant to Section 12(b) of the Act:

        None                                           None
--------------------                 -------------------------------------------
(Title of each class)                (Name of each exchange on which registered)

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock - $.125 per share Par Value
                    ----------------------------------------
                                (Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [x] No [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 18, 1999 was $247,775,814.

As of March 18, 1999, there were 7,508,358 shares issued and outstanding.

Documents incorporated by reference:

     Proxy Statement for the annual meeting of shareholders scheduled to be held May 11, 1999 - portions of which are incorporated by reference in Part III.

An index of exhibits filed with this Form 10-K can be found on page 61.

                        FARMERS CAPITAL BANK CORPORATION
                                    FORM 10-K
                                      INDEX

                                                                            Page
Part I

         Item  1.  Business                                                   4
         Item  2.  Properties                                                 8
         Item  3.  Legal Proceedings                                          9
         Item  4.  Submission of Matters to a Vote of Security Holders       10

Part II

         Item  5.  Market for Registrant's Common Equity and Related
                   Shareholder Matters                                       10
         Item  6.  Selected Financial Data                                   12
         Item  7.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       13
         Item 7A.  Quantitative and Qualitative Disclosures
                   About Market Risk                                         28
         Item  8.  Financial Statements and Supplementary Data               30
         Item  9.  Changes in and Disagreements With Accountants
                   on Accounting and Financial Disclosure                    57

Part III

         Item 10.  Directors and Executive Officers of the Registrant        58
         Item 11.  Executive Compensation                                    58
         Item 12.  Security Ownership of Certain Beneficial Owners
                   and Management                                            58
         Item 13.  Certain Relationships and Related Transactions            58

Part IV

         Item 14.  Exhibits, Financial Statement Schedules, and Reports
                   on Form 8-K                                               59

Signatures                                                                   60

Index of Exhibits                                                            61

                                     PART I

ITEM 1. BUSINESS

                                  ORGANIZATION

Farmers Capital Bank Corporation (the "Registrant") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and was organized on October 28, 1982, under the laws of the Commonwealth of Kentucky. Its subsidiaries provide a wide range of banking and bank-related services to customers throughout Kentucky. The bank subsidiaries owned by the Registrant are Farmers Bank & Capital Trust Co. ("Farmers Bank"), Frankfort, Kentucky; United Bank & Trust Co. ("United Bank"), Versailles, Kentucky; Lawrenceburg National Bank ("Lawrenceburg Bank"), Lawrenceburg, Kentucky; First Citizens Bank, Shepherdsville, Kentucky; Farmers Bank and Trust Company ("Farmers Georgetown Bank"), Georgetown, Kentucky; and Kentucky Banking Centers, Inc. ( Ky Banking Centers ), Glasgow, Kentucky. The Registrant also owns FCB Services, Inc., ("FCB Services"), a nonbank data processing subsidiary located in Frankfort, Kentucky. The Registrant's banking operations are aggregated into one reportable operating segment. As of December 31, 1998, the Registrant had $992 million in consolidated assets.

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

Farmers Bank is the largest bank chartered in Franklin County. It conducts business in its principal office and four branches within Frankfort, the capital of Kentucky. Franklin County is a diverse community, including government, commerce, finance, industry, medicine, education and agriculture. The bank also serves many individuals and corporations throughout Central Kentucky. On December 31, 1998, it had total consolidated assets of $429 million, including net loans of $254 million. On the same date, total deposits were $348 million and shareholders' equity totaled $41 million.

Farmers Bank had three subsidiaries at year end 1998: Farmers Bank Realty Co. ("Realty"), Leasing One Corporation ("Leasing One"), and Farmers Capital Insurance Corp. ("Farmers Insurance"). Prior to 1997, Farmers Bank had a fourth subsidiary, Money One Credit of Kentucky, Inc. ( "Money One"). Farmers Bank, Realty and Money One owned a partnership - Money One Credit Company ("MOCC") prior to its dissolution at the end of 1996. Farmers Bank also participates in a joint venture - Frankfort ATM, Ltd. ("ATM").

Realty was incorporated in 1978 for the purpose of owning certain real estate used by the Registrant and Farmers Bank in the ordinary course of business. Realty had total assets of $3.4 million on December 31, 1998.

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

Leasing One was incorporated in August, 1993 to operate as a commercial equipment leasing company. It is located in Frankfort and is currently licensed to conduct business in thirteen states. In 1997, it began to service leases for unaffiliated third parties. At year end 1998 it had total assets of $17.2 million.

Farmers Insurance was organized in 1988 to engage in insurance activities permitted to the Registrant by federal and state law. This corporation, which had no activity prior to 1998, was capitalized by Farmers Bank in December 1998 and acts as an agent for Commonwealth Land Title Co.

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

On February 15, 1985, the Registrant acquired United Bank, a state chartered bank originally organized in 1880. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. It conducts business in its principal office and two branches in Woodford County, Kentucky. During 1997, it purchased a building in Midway for the purpose of moving its existing Midway branch. The new building allows the bank to offer drive thru services to its customers. United Bank is the largest bank chartered in Woodford County with total assets of $130 million and total deposits of $116 million at December 31, 1998.

On June 28, 1985, the Registrant acquired Lawrenceburg Bank, a national chartered bank originally organized in 1885. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. It conducts business in its principal office and one branch in Anderson County, Kentucky. During 1997, it applied and was granted permission by the Office of the Comptroller of the Currency to move its charter and main office to Harrodsburg, Kentucky in Mercer County. The new site is currently under construction and is planned to begin operations in the second quarter of 1999. Lawrenceburg Bank will maintain its offices in Lawrenceburg. Lawrenceburg Bank is the largest bank chartered in Anderson County with total assets of $103 million and total deposits of $93 million at December 31, 1998.

On March 31, 1986, the Registrant acquired First Citizens Bank, a state chartered bank originally organized in 1964. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. During 1997, it applied and was granted permission by the Kentucky Department of Financial Institutions to move its charter and main office to Shepherdsville, Kentucky in Bullitt County. First Citizens Bank completed construction of the site and began operations in April 1998. It conducts business in its five branches in Hardin County, Kentucky along with its principal office in Shepherdsville. First Citizens Bank is the second largest bank chartered in Bullitt County with total assets of $129 million and total deposits of $108 million at December 31, 1998.

On June 30, 1986, the Registrant acquired Farmers Georgetown Bank, a state chartered bank originally organized in 1850. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. It conducts business in its principal office and three branches in Scott County, Kentucky. During 1996, Farmers Georgetown Bank received notice from the State of Kentucky that it would exercise its power of eminent domain at the site of the downtown Georgetown branch. This branch has subsequently been relocated in the downtown Georgetown area. Farmers Georgetown Bank is the largest bank chartered in Scott County with total assets of $134 million and total deposits of $118 million at December 31, 1998.

On June 15, 1987, the Registrant acquired Horse Cave Bank, a state chartered bank originally organized in 1926. During 1997, it received approval from the Kentucky Department of Financial Institutions to move its charter to Glasgow, Kentucky. Subsequent to that approval, Horse Cave State Bank changed its name to Kentucky Banking Centers, Inc. Ky Banking Centers is engaged in a general banking business providing full service banking to individuals, businesses, and governmental customers. It conducts business in its principal office in Glasgow and two branches in Hart County, Kentucky. Ky Banking Centers is the fourth largest bank chartered in Glasgow with total assets of $91 million and total deposits of $80 million at December 31, 1998.

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

FCB Services, organized in 1992, provides data processing services and support for the Registrant and its subsidiaries. It is located in Frankfort, Kentucky. During 1994, FCB Services began performing data processing services for nonaffiliated banks. FCB Services had total assets of $2.7 million at December 31, 1998.

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

The Financial Reform, Recovery and Enforcement Act of 1989 provides that a holding company's controlled insured depository institutions are liable for any loss incurred by the Federal Deposit Insurance Corporation ("FDIC") in connection with the default of, or any FDIC assisted transaction involving, an affiliated insured bank.

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

The purpose of the Community Reinvestment Act ("CRA") is to encourage banks to respond to the credit needs of the communities they serve, including low and moderate income neighborhoods. CRA states that banks should accomplish this while still preserving the flexibility needed for safe and sound operations. It is designed to increase the bank's sensitivity to investment opportunities which will benefit the community. Of the Registrant's six subsidiary banks, three have an outstanding CRA rating and three have a satisfactory rating.


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

                                    EMPLOYEES

As of December 31, 1998, the Registrant and its subsidiaries had 439 full-time equivalent employees. Employees are provided with a variety of employee benefits. A retirement plan, a profit-sharing (401K) plan, group life insurance, hospitalization, dental, and major medical insurance are available to eligible personnel. The employees are not represented by a union. Management and employee relations are good.

During 1997, the Registrant's Board of Directors approved its Stock Option Plan ("Plan") which grants certain eligible employees the option to purchase a limited number of the Registrant's common stock. The Plan specifies the conditions and terms that the grantee must meet in order to exercise the options. The Plan was subsequently ratified by the Registrant's shareholders at its annual meeting held on May 12, 1998.

ITEM 2. PROPERTIES

The Registrant leases its main office from Realty.

Farmers Bank and its subsidiaries currently own or lease nine buildings. Farmers Bank operates at five locations, two of which it owns and three of which it leases. United Bank owns its two branch offices and approximately 52% of a condominiumized building which houses its main office. Lawrenceburg Bank owns its main office and its branch office, and is currently constructing a new office in Harrodsburg, Kentucky. First Citizens Bank owns its main office and three of its five branches. The other two branch locations of First Citizens Bank are leased facilities, one of which is located in a grocery store. Farmers Georgetown Bank owns its main office, another branch in Georgetown, and one in Stamping Ground, Kentucky. Farmers Georgetown Bank's third branch is located in a leased facility. Ky Banking Centers owns its main office in Glasgow, Kentucky and its branch site in Horse Cave, Kentucky. It leases its branch facilities in Munfordville, Kentucky.


Prior to the sale of its entire loan portfolio and fixed assets on May 31, 1996, MOCC operated out of fourteen leased offices in fourteen cities within Kentucky.

ITEM 3. LEGAL PROCEEDINGS

Farmers Bank was named, on September 10, 1992, as a defendant in Case No. 92CI05734 in Jefferson Circuit Court, Louisville, Kentucky, EARL H. SHILLING ET AL. V. FARMERS BANK & CAPITAL TRUST COMPANY. The named plaintiffs purported to represent a class consisting of all present and former owners of the County of Jefferson, Kentucky Nursing Home Refunding Revenue Bonds (Filson Care Home Project) Series 1986A (the "Series A Bonds") and County of Jefferson, Kentucky Nursing Home Improvement Bonds (Filson Care Home Project) Series 1986B (the "Series B Bonds") (collectively the "Bonds"). The plaintiffs alleged that the class which they purported to represent has been damaged in the approximate amount of $2,000,000 through the reduction in value of the Bonds and the collateral security therefore, and through the loss of interest on the Bonds since June 1, 1989, as a result of alleged negligence, breach of trust, and breach of fiduciary duty on the part of Farmers Bank in its capacity as indenture trustee for the Bonds. A subsequent amendment to the complaint further alleges that Farmers Bank conspired with and aided and abetted the former management of the Filson Care Home in its misappropriation of the nursing home's revenues and assets to the detriment of the Bondholders and in order to unlawfully secure and benefit Farmers Bank. The amendment seeks unspecified punitive damages against Farmers Bank. On July 6, 1993, the Circuit Court denied the plaintiff's motion to certify the case as a class action on behalf of all present and former owners of the Bonds. Under that ruling, the action may be maintained only with respect to the individual claims of the named plaintiffs and any other Bondholders whom the court might allow to join in the action with respect to their own individual claims. Since the denial of class certifications, the complaint has been amended twice to join additional Bondholders as plaintiffs. The existing plaintiffs claim to hold Bonds having an aggregate face value of $470,000. The case is presently in the process of discovery. Farmers Bank, after discussion with legal counsel, believes that the claims of the plaintiffs are unfounded and totally without merit, and Farmers Bank intends to vigorously contest any further proceedings in the case.

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

The conduct complained about in counts 1 and 2 involves former officers of Farmers Georgetown Bank. The Bank at this time has had the opportunity to examine those former officers knowledge of the events alleged to have taken place and believes there is no merit to the allegations. The Farmers Georgetown Bank, after discussion with legal counsel, also believes that there is no merit to the allegations in counts 3 and 4 and intends to vigorously defend all claims.

The case was set for trial in both November 1995 and February 1996, but was continued the second time to September 1996. In September of 1996, the court granted the defendant's motion for summary judgement on all counts of the complaint. The plaintiff's appealed to the Court of Appeals of the Commonwealth of Kentucky and that Court upheld the lower Court's granting of the summary judgement. The plaintiffs then moved for a review of the court's findings and that review was denied. Thereafter, the plaintiffs sought a discretionary review by the Supreme Court of the Commonwealth of Kentucky and that motion is presently still pending.

As of December 31, 1998, there were various other pending legal actions and proceedings against the Company, including these above, arising from the normal course of business and in which claims for damages are asserted. Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material adverse effect upon the consolidated financial statements of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Registrant's stock is traded on the National Association of Security Dealers Automated Quotation System (NASDAQ) SmallCap Market tier of the NASDAQ Stock Market, with sales prices reported under the symbol: FFKT. The table below is a summary of the stock prices and dividends declared for 1998 and 1997.

Stock Prices
-------------------------------------------------------------------------
                                                                Dividends
                           High                Low              Declared
-------------------------------------------------------------------------

1998
Fourth Quarter            $37.500             $29.000             $0.28
Third Quarter              52.000              31.000              0.24
Second Quarter             50.500              35.125              0.24
First Quarter              35.500              28.500              0.24

1997
Fourth Quarter            $34.750             $25.750              0.24
Third Quarter              26.500              20.250              0.205
Second Quarter             21.000              19.750              0.205
First Quarter              21.000              20.000              0.205


As of January 1, 1999, there were 876 shareholders of record. This figure does not include individual participants in security position listings.

Payment of dividends by the Registrant's subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. At December 31, 1998, combined retained earnings of the subsidiary banks were approximately $47,210,000 of which $9,101,000 was available for the payment of dividends in 1999 without obtaining prior approval from bank regulatory agencies. As a practical matter, payment of future dividends is also subject to the maintenance of other capital ratio requirements.

Stock Transfer Agent and Registrar:

         Farmers Bank & Capital Trust Co.
         P.O. Box 309
         Frankfort, Kentucky 40602

The Registrant offers shareholders automatic reinvestment of dividends in shares of stock at the market price without fees or commissions. For a description of the plan and an authorization card, contact the Registrar above.

NASDAQ Market Makers:

         J.J.B. Hilliard, W.L. Lyons, Inc.       Herzog, Heine, Geduld, Inc.
         (502)588-8400                           (800)221-3600
         (800)444-1854

         J.C. Bradford and Co., Inc.             Morgan, Keegan and Company
         (800)443-8749                           (800)260-0280

         Knight Securities LP
         (800) 302-9197

ITEM 6. SELECTED FINANCIAL DATA

------------------------------------------------------------------------------------------------------------------------------
December 31,
(In thousands, except per share data)              1998              1997             1996              1995             1994
------------------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
Interest income                                    $69,681         $67,360        $  67,485         $ 67,261         $  57,750
Interest expense                                    29,147          27,450           28,703           28,115            21,586
Net interest income                                 40,534          39,910           38,782           39,146            36,164
Provision for loan losses                            1,134           1,830            4,162            3,727             2,125
Net income                                          14,247          14,103           12,656           10,389            10,250

PER SHARE DATA
Net income -
   Basic                                            $1.89            $1.86            $1.65             $1.34            $1.33
   Diluted                                           1.86             1.86             1.65              1.34             1.33
Cash dividends declared                              1.00              .855             .745              .675             .615
Book value                                          16.47            15.48            14.43             13.57            12.94

SELECTED RATIOS
 Percentage of net income to:
   Average shareholders' equity (ROE)               11.93%           12.50%           11.80%            10.20%           10.55%
   Average total assets (ROA)                        1.49             1.56             1.41              1.21             1.22
Percentage of dividends declared
   to net income                                    53.02            45.90            45.21             50.24            46.40
Percentage of average shareholders'
   equity to average total assets                   12.51            12.46            11.94             11.81            11.57

Total shareholders' equity                        $123,839        $117,044          $109,596         $104,929          $100,064
Total assets                                       992,338       1,014,183           925,319          906,113           851,703
WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                             7,555           7,572             7,684            7,732             7,732
   Diluted                                           7,646           7,572             7,684            7,732             7,732

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although the management of Farmers Capital Bank Corporation (the "Company") believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company and its subsidiaries operate); competition for the Company's customers from other providers of financial services; government legislation and regulation (which changes from time to time and over which the Company has no control); changes in interest rates; material unforeseen changes in the liquidity, results of operations, or financial condition of the Company's customers; and other risks detailed in the Company's filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.

RESULTS OF OPERATIONS

Farmers Capital Bank Corporation recorded net income of $14.2 million for the year ended December 31, 1998 compared to $14.1 million for 1997, an increase of 1.0%. Diluted net income per share was $1.86 for 1998, unchanged from 1997. Net interest income increased $624 thousand, or 1.6% to $40.5 million. The provision for loan losses decreased $696 thousand to $1.1 million. Noninterest income increased $266 thousand, or 2.1%. Noninterest expense increased $1.98 million, or 6.4%. Return on average assets for 1998 was 1.49%, a decrease from 1.56% in 1997. Return on average equity declined from 12.50% in 1997 to 11.93% in 1998.

INTEREST INCOME

Interest income results from interest earned on earnings assets, which primarily include loans and securities. Interest income is affected by the volume, composition of earning assets, and the related rates earned thereon. Total interest income on a tax equivalent basis was $71.6 million, an increase of $2.5 million or 3.7% over the prior year. The increase in interest income was driven by increases in the average balances of each category of earning assets. The increase in the average balances more than offset the 11 basis point decrease in the overall rate earned on average earning assets.

The average balance on taxable securities increased slightly to $144 million. However, the interest income on these securities decreased $37 thousand. This decrease is due primarily to a 4 basis point decrease in the average rate earned, which totaled 6.0% for 1998. Interest on nontaxable securities increased $636 thousand or 14.0% due primarily to an $11.2 million increase in the average balance. The tax equivalent average rate earned on nontaxable securities was 6.7% in 1998, a decrease of 17 basis points from 1997.

Interest income on time deposits with banks, federal funds sold, and securities purchased under agreements to resell totaled $2.9 million for 1998, an increase of $350 thousand or 13.8%. The increase is attributable to a $6.6 million increase in the average balance. The average rate on these assets decreased 1 basis point to 5.4%.

Interest and fees on loans, on a tax equivalent basis, increased $1.6 million or 3.0%. The increase is primarily due to a $23.4 million or 4.1% increase in average loans compared to 1997. The average rate earned on loans for 1998 was 9.31%, a decrease of 11 basis points from 1997.

INTEREST EXPENSE

Interest expense results from incurring interest on interest bearing liabilities, which primarily include interest bearing deposits, securities sold under agreements to repurchase, and other borrowed funds. Interest expense is affected by the volume, composition of the interest bearing liabilities, and the related rates paid thereon. Total interest expense for 1998 was $29.1 million, an increase of $1.7 million or 6.2% from the prior year. The increase in interest expense is primarily attributable to increases in the average balance of each of the interest bearing liabilities. The average rate paid on interest bearing liabilities, which increased 6 basis points to 4.17%, also contributed to the increase in interest expense.

Interest expense on interest bearing demand deposits increased 2.9% to $4.3 million due primarily to a $7.5 million or 4.3% increase in the average balance. The average rate paid on these deposits decreased 3 basis points to 2.41% for 1998. Interest expense on savings deposits increased $410 thousand or 9.2% due to an $8.5 million increase in the average balance and a slight increase in rates paid. Interest on time deposits totaled $17.9 million for 1998, a $691 thousand or 4.0% increase from 1997. The average rate paid on time deposits equaled 5.5%, a 10 basis point increase from the prior year.

Interest expense on securities sold under agreements to repurchase and other borrowed funds increased $472 thousand, which was due primarily to an increase in the average liability of $8.0 million. The average rate paid on these liabilities was 5.1% for 1998, an increase of 19 basis points.

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



DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY: INTEREST RATES AND INTEREST DIFFERENTIAL

December 31,                               1998                              1997                             1996

                                Average              Average     Average             Average     Average                Average
(In thousands)                  Balance  Interest     Rate       Balance  Interest     Rate      Balance    Interest      Rate
--------------                  -------  --------     ----       -------  --------     ----      -------    --------      ----
EARNING ASSETS
  Investment securities
   Taxable                    $143,567     $8,598     5.99%     $143,162    $8,635    6.03%    $155,738      $9,121      5.86%
   Nontaxable 1                 77,676      5,189     6.68        66,500     4,553    6.85       61,981       4,154      6.70
  Time deposits with banks,
   federal funds sold and
   securities purchased
   under agreements
   to resell                    54,260      2,942     5.42        47,702     2,592    5.43        51,619      2,714      5.26
  Loans 1,2,3                  589,714     54,908     9.31       566,033    53,328    9.42       546,040     53,140      9.73
                               -------     ------     ----       -------    ------    ----       -------     ------      ----
     Total earning assets      865,217     71,637     8.28%      823,397    69,108    8.39%      815,378     69,129      8.48%

  Allowance
  for loan losses               (9,134)                           (8,871)                         (8,610)
                                ------                            ------                          ------

     Total earning assets,
     net of allowance
     for loan losses           856,083                           814,526                         806,768

NONEARNING ASSETS
  Cash and due from banks       62,001                            58,561                          59,353
  Premises and equipment, net   24,083                            20,538                          19,614
  Other assets                  12,973                            12,295                          12,874
                                ------                            ------                          ------
     Total assets             $955,140                          $905,920                        $898,609
                              ========                          ========                        ========

INTEREST BEARING LIABILITIES
  Deposits
   Interest bearing demand    $180,265     $4,343     2.41%     $172,803     $4,219   2.44%     $165,551     $4,014      2.42%
   Savings                     150,499      4,879     3.24       141,961      4,469   3.15       145,134      4,642      3.20
   Time                        328,351     17,916     5.46       321,376     17,225   5.36       330,294     18,514      5.61
  Securities sold under
   agreements to repurchase     34,788      1,762     5.06        27,424      1,307   4.77        25,706      1,314      5.11
  Other borrowed funds           4,581        247     5.39         3,896        230   5.90         3,719        219      5.89
                                 -----        ---     ----         -----        ---   ----         -----        ---      ----

     Total interest bearing
     liabilities               698,484     29,147     4.17%      667,460     27,450    4.11%     670,404     28,703      4.28%
                                           ------     ----                   ------    ----                  ------      ----

NONINTEREST BEARING LIABILITIES
  Commonwealth of Kentucky
   deposits                     28,245                            27,214                          25,713
  Other demand deposits        100,907                            90,127                          86,486
  Other liabilities              8,032                             8,270                           8,720
                                 -----                             -----                           -----
     Total liabilities         835,668                           793,071                         791,323

     Shareholders' equity      119,472                           112,849                         107,286
                               -------                           -------                         -------

Total liabilities and
  shareholders' equity        $955,140                          $905,920                        $898,609
                              ========                          ========                        ========

Net interest income                        42,490                           41,658                           40,426
TE basis adjustment                        (1,956)                          (1,748)                          (1,644)
                                           ------                           ------                           ------
     Net interest income                  $40,534                          $39,910                          $38,782
                                          =======                          =======                          =======

Net interest spread                                   4.11%                           4.28%                              4.20%
Net interest margin                                   4.91%                           5.06%                              4.96%

1 Income and yield stated at a fully tax equivalent basis, using a 34% tax rate. 2 Loan balances include principal balances on nonaccrual loans.
3 Loan fees included in interest income amounted to $2,049,000, $1,573,000, and $1,977,000, in 1998, 1997, and 1996, respectively.

Tax equivalent net interest income was $42.5 million for 1998, an increase of $832 thousand or 2.0% over 1997. The net interest margin decreased 15 basis points to 4.91% compared to 5.06% in the prior year. Changes in net interest income and margin result from the interaction between the volume and composition of earning assets, the related yields, and the associated cost and composition of interest bearing liabilities. Accordingly, portfolio size, composition, and the related yields earned and average rates paid can have a significant impact on net interest income and margin.

The increase in net interest income was driven primarily by a $41.5 million increase in average earning assets. This increase was led by a $23.4 million increase in average loans, which contributed an additional $1.6 million in interest income over the prior year.

Tax equivalent net interest spread decreased 17 basis points to 4.11% compared to 4.28% in the prior year. The decrease is the result of an 11 basis point decrease in the average rate earned on earning assets and an increase of 6 basis points in the average rate paid on interest bearing liabilities.

The following table is an analysis of the change in net interest income.

ANALYSIS OF CHANGES IN NET INTEREST INCOME (TAX EQUIVALENT BASIS)

                                        Variance          Variance Attributed to       Variance        Variance Attributed to
(In thousands)                         1998/1997 1        Volume            Rate       1997/1996 1      Volume           Rate
--------------                         -----------        ------            ----       -----------      ------           ----
INTEREST INCOME
  Taxable investment securities            $(37)            $23             $(60)         $(486)        $(747)            $261
  Nontaxable investment securities2         636             751             (115)           399          305                94
  Time deposits with banks, federal
   funds sold and securities
   purchased under agreements
   to resell                                350             355               (5)          (122)        (209)               87
  Loans2                                  1,580           2,209             (629)           188        1,911            (1,723)
                                          -----           -----             ----            ---        -----            ------
   Total interest income                  2,529           3,338             (809)           (21)       1,260            (1,281)

INTEREST EXPENSE
  Interest bearing demand deposits          124             177              (53)           205          172                33
  Savings deposits410                       278             132             (173)          (101)         (72)
  Time deposits                             691             372              319         (1,289)        (486)             (803)
  Securities sold under agreements
   to repurchase                            455             371               84             18          111               (93)
  Other borrowed funds                       17              38              (21)           (14)         (23)                9
                                             --              --              ---            ---          ---                 -
   Total interest expense                 1,697           1,236              461         (1,253)        (327)             (926)
                                          -----           -----              ---         ------         ----              ----
Net interest income                         832           2,102           (1,270)         1,232        1,587              (355)
                                            ===           =====           ======          =====        =====              ====

Percentage change                         100.0%          252.6%         (152.6)%         100.0%       128.8%            (28.8)%


1 The changes which are not solely due to rate or volume are allocated on a percentage basis, using the absolute values of rate and volume variances as a basis for allocation.
2 Income stated at fully tax equivalent basis using a 34% tax rate.

NONINTEREST INCOME

Noninterest income increased $266 thousand or 2.1% to $12.8 million for 1998. Service charges and fees on deposits, the largest component of noninterest income, decreased $171 thousand to $5.2 million. These declines were offset by increases in trust department income and other service charges, commissions, and fees. Trust department income increased $223 thousand to $1.4 million due primarily to an increase in assets under management. Other service charges, commissions, and fees, led by a $148 thousand increase in custodial safekeeping fees, increased $298 thousand to $4.2 million. Net gains on the sale of investment securities, which were $0 in 1997, totaled $60 thousand in 1998. Other noninterest income for 1998 was $2.0 million, a decrease of $144 thousand.

NONINTEREST EXPENSE

Noninterest expense was $32.6 million for 1998, an increase of $2.0 million or 6.4% over 1997. The increase is primarily the result of a $1.6 million or 10.2% increase in salaries and employee benefits. Included in the increase is $1.4 million in noncash compensation related to the Company's stock option plan. Excluding the noncash compensation for 1998, salaries and employee benefits increased $232 thousand or 1.4%. See footnotes 10 and 21 to the consolidated financial statements for additional information on the noncash compensation expense. As of December 31, 1998, the Company had 439 full time equivalent employees, a decrease of 15 from the prior year end.

The Company estimates additional future noncash compensation expense related to the Company's stock option plan as detailed in the table below. The amounts are net of tax and unadjusted for future forfeitures.

(In thousands)                              Amount
--------------                              ------

     1999                                $     700
     2000                                      700
     2001                                      683
     2002                                      557
     2003                                      314
     2004                                      153
                                             -----
Total                                    $   3,107
                                         =========

Occupancy expense increased $130 thousand or 6.7% to $2.1 million primarily due to certain subsidiary banks that have constructed new building sites in new markets. Equipment expenses increased $113 thousand or 4.1% to $2.8 million primarily due to the acquisition of a new mainframe computer at the Company's data processing subsidiary. Increases in other noninterest expenses of $301 thousand were partially offset by decreases in data processing expense and bank franchise tax in the amounts of $148 thousand and $65 thousand, respectively.

INCOME TAX

Income tax expense for 1998 was $5.3 million, a decrease of $535 thousand from $5.8 million in 1997. The effective tax rates were 27.1% and 29.2% for the years ended 1998 and 1997, respectively. The reduction in the effective tax rate for 1998 is primarily due to an increase in tax exempt income and the realization of investment tax credits through participation in low income housing projects.

FINANCIAL CONDITION

On December 31, 1998, assets were $992 million, a decrease of $22 million or 2.2% from year end 1997. The decrease in assets is primarily due to the relationship between the Company's principal subsidiary, Farmers Bank & Capital Trust Co., and the Commonwealth of Kentucky. Farmers Bank is the depository for the Commonwealth of Kentucky. As such, large fluctuations in deposits are likely to occur on a daily basis. On December 31, 1997, Farmers Bank received a significant deposit from the Commonwealth which pushed total assets over $1 billion. On an average basis, assets increased $49 million or 5.4% to $955 million for 1998. Earning assets, primarily loans and investment securities, averaged $865 million, up $42 million or 5.1%.

LOANS

As of December 31, 1998, loans, net of unearned income, totaled $605 million, an increase of $19 million or 3.2% from $586 million in the prior year. Installment loans decreased $2.7 million or 3.1%. Real estate mortgage loans increased $17.3 million or 5.2% and lease financing increased $3.2 million or 10.1%. Commercial and real estate construction loans increased $719 thousand or 1.0%.

The composition of the loan portfolio is summarized in the table below.

Year Ended December 31, (In thousands)     1998      %       1997       %        1996     %         1995       %      1994       %
--------------------------------------     ----      -       ----       -        ----     -         ----       -      ----       -

Commercial, financial, and agriculture   $116,625  19.0%  $114,377    19.2%   $120,256  21.2%     $114,412   20.6% $115,068    21.1%
Real estate - construction                 24,77    4.0     26,299     4.4      27,098   4.8        26,380    4.8    28,755     5.3
Real estate - mortgage                    351,879  57.4    334,612     6.3     305,229  53.8       292,913   52.8   279,264    51.3
Installment                                85,156  13.9     87,835    14.8      85,720  15.1        99,571   17.9   107,450    19.7
Lease financing                            34,955   5.7     31,759     5.3      29,144   5.1        21,666    3.9    14,029     2.6
                                           ------   ---     ------     ---      ------   ---        ------    ---    ------     ---
   Total                                 $613,385 100.0%  $594,882   100.0%   $567,447 100.0%     $554,942  100.0% $544,566   100.0%
                                         ======== =====   ========   =====    ======== =====      ========  =====  ========   =====


The following table indicates the amount of loans (excluding real estate mortgages, consumer loans, and lease financing) outstanding at December 31, 1998, which, based on remaining scheduled repayments of principal, are due in the periods indicated.

LOAN MATURITIES

                                                  Within            After One But             After
(In thousands)                                   One Year         Within Five Years        Five Years               Total
--------------                                   --------         -----------------        ----------               -----

Commercial, financial, and agricultural            $91,885            $22,238                 $2,502               $116,625
Real estate - construction                          24,101                197                    472                 24,770
                                                    ------                ---                    ---                 ------
   Total                                          $115,986            $22,435                 $2,974               $141,395
                                                  ========            =======                 ======               ========


The table below shows the amount of loans (excluding real estate mortgages, consumer loans, and lease financing) outstanding at December 31, 1998, which are due after one year classified according to sensitivity to changes in interest rates.

INTEREST SENSITIVITY

                                                   Fixed              Variable
(In thousands)                                     Rate                 Rate
--------------                                     ----                 ----

Due after one but within five years              $17,450               $4,985
Due after five years                               1,935                1,039
                                                   -----                -----
   Total                                         $19,385               $6,024
                                                 =======               ======

ASSET QUALITY

The Company maintains policies and procedures to ensure that the granting of credit is done in a sound and consistent manner. This includes policies on a Company wide basis that require certain minimum standards to be maintained. However, the policies also permit the individual subsidiary companies authority to adopt standards that are no less stringent than those included in the Company wide policies. Credit decisions are made at the subsidiary bank level under the guidelines established by policy. The Company's internal audit department performs a loan review at each subsidiary bank during the year. This loan review evaluates loan administration, credit quality, documentation, compliance with Company loan standards, and the adequacy of the allowance for loan losses.

The provision for loan losses represents charges made to earnings to maintain an allowance for loan losses at an adequate level based on credit losses specifically identified in the loan portfolio, as well as management's best estimate of probable loan losses inherent in the remainder of the portfolio at the balance sheet date. Many factors are considered when establishing an adequate allowance. Those factors include, but are not limited to the following: an assessment of the financial condition of individual borrowers, a determination of the value and adequacy of underlying collateral, a review of historical loss experience, the condition of the local economy, an analysis of the levels and trends of the loan composition, and a review of delinquent and classified loans. Actual losses could differ significantly from the amounts estimated by management.

The provision for loan losses decreased $696 thousand in 1998 compared to 1997. The Company had net charge offs of $1.2 million, a decrease of $257 thousand from $1.5 million in 1997. The allowance for loan losses was 1.50% of net loans, a decrease of 6 basis points from year end 1997. Management continues to emphasize collection efforts and evaluation of risks within the portfolio. The results of this effort can be seen in the $2.0 million decrease in nonperforming assets for 1998 compared to 1997. The composition of the Company's loan portfolio continues to be diverse with no significant concentration of credit to any particular industry or individual.

The table below summarizes the loan loss experience for the past five years.

Year Ended December 31, (In thousands)                1998             1997             1996              1995             1994
--------------------------------------                ----             ----             ----              ----             ----
BALANCE OF ALLOWANCE FOR LOAN LOSSES AT
    BEGINNING OF PERIOD                             $9,114          $ 8,741          $ 8,472          $  8,889         $  8,547
Loans charged off:
    Commercial, financial, and agricultural            716              720            1,609             2,390              741
    Real estate                                        386              465              920               118              416
    Installment loans to individuals                 1,061            1,133             1,862            2,376            1,467
    Lease financing                                    109              433               18
                                                       ---              ---               --
       Total loans charged off                       2,272            2,751            4,409             4,884            2,624

Recoveries of loans previously charged off:
   Commercial, financial, and agricultural             383              437              144               192              193
   Real estate                                         345              527               38               146              230
   Installment loans to individuals                    341              330              334               402              418
   Lease financing                                       3
                                                     -----            -----              ---               ---              ---
       Total recoveries                              1,072            1,294              516               740              841
                                                     -----            -----              ---               ---              ---

       Net loans charged off                         1,200            1,457            3,893             4,144            1,783

Additions to allowance charged
   to expense                                        1,134            1,830            4,162             3,727            2,125
                                                     -----            -----            -----             -----            -----

       Balance at end of period                     $9,048           $9,114           $8,741          $  8,472         $  8,889
                                                    ======           ======           ======          ========         ========

Average loans
   net of unearned income                         $589,714         $566,033         $546,040          $540,632         $511,492
Ratio of net charge offs
   during period to average loans, net
   of unearned income                                  .20%             .26%             .71%              .77%             .35%


The following table presents an estimate of the allocation of the allowance for loan losses by type for the date indicated. Although specific allocations exist, the entire allowance is available to absorb losses in any particular category.

ALLOWANCE FOR LOAN LOSSES

Year Ended December 31, (In thousands)                1998            1997              1996             1995               1994
--------------------------------------                ----            ----              ----             ----               ----

Commercial, financial, and agricultural             $2,536          $2,942            $3,806           $4,138             $6,427
Real estate                                          4,637           4,324             2,974            1,928              1,027
Installment loans to individuals                     1,450           1,417             1,304            2,176              1,264
Lease financing                                        425             431               657              230                171
                                                    ------          ------            ------           ------             ------
   Total                                            $9,048          $9,114            $8,741           $8,472             $8,889
                                                    ======          ======            ======           ======             ======


NONPERFORMING ASSETS

Nonperforming assets for the Company include nonperforming loans, other real estate owned, and other foreclosed assets. Nonperforming loans consist of nonaccrual loans, loans past due ninety days or more on which interest is still accruing, and restructured loans. Generally, the accrual of interest on loans is discontinued when it is determined that the collection of interest or principal is doubtful, or when a default of interest or principal has existed 90 days or more, unless such loan is well secured and in the process of collection.

Total nonperforming loans decreased $3.7 million or 55.7% to $2.9 million at year end 1998. The reductions occurred in all areas of nonperforming loans, with the largest decrease, $1.9 million, in nonaccrual loans. Nonperforming loans represent .48% of net loans at year end 1998, compared to 1.13% for 1997. The $3.7 million reduction in nonperforming loans was partially offset by a $1.7 million increase in other repossessed and foreclosed assets. Information regarding nonperforming loans and assets is presented in the table below.


Year Ended December 31, (In thousands)                  1998           1997              1996             1995              1994
--------------------------------------                  ----           ----              ----             ----              ----

Loans accounted for on nonaccrual basis               $1,286         $3,137            $2,938           $2,897           $ 3,913
Loans past due 90 days or more                         1,645          2,196             1,822            1,713             1,056
Restructured loans                                                    1,285             1,814            1,571             3,538
                                                       -----          -----             -----            -----             -----
   Total nonperforming loans                           2,931          6,618             6,574            6,181             8,507

Other real estate owned                                1,671             29                                769               374
Other foreclosed assets                                   69                               47                7                12
                                                       -----          -----             -----            -----             -----
       Total nonperforming assets                     $4,671         $6,647            $6,621           $6,957           $ 8,893
                                                      ======         ======            ======           ======           =======


TEMPORARY INVESTMENTS

Federal funds sold and securities purchased under agreements to resell are the primary components of temporary investments. These funds help in the management of liquidity and interest rate sensitivity. In 1998, temporary investments averaged $54.3 million, an increase of $6.6 million, or 13.7% from their average in 1997. Temporary investment funds are reallocated as loan demand presents the opportunity.

INVESTMENT SECURITIES

The majority of the investment securities portfolio is comprised of U.S. Treasury securities, Federal agency securities, tax-exempt securities, and mortgage-backed securities. Total investment securities were $263 million on December 31, 1998, an increase of $48 million, or 22.4% from year end 1997.

The funds made available from maturing or called bonds have been redirected to fund new loan growth as needed. Remaining funds have been primarily used to increase holdings of highly rated corporate debt by $14.7 million, tax-free obligations by $14.0 million, and US Government agency securities by $14.4 million. The purchase of nontaxable obligations of states and political subdivisions is the primary means of managing the Company's tax position. The alternative minimum tax is not expected to impact the Company's ability to acquire tax-free obligations in the near future as they become available at an attractive yield.

Available for sale securities and held to maturity securities were $191 million and $71 million at year end 1998 and 1997, respectively. Total investment securities averaged $221 million, an increase of $11.5 million, or 5.5% from year end 1997. The Company realized $60 thousand in net gains on the sale of available for sale investment securities during 1998. The unrealized gain, net of tax effect, on available for sale securities, was $369 thousand on December 31, 1998.

The following table summarizes the carrying values of investment securities on December 31, 1998, 1997, and 1996. The investment securities are divided into available for sale and held to maturity securities. Available for sale securities are carried at the estimated fair value and held to maturity securities are carried at amortized cost.

December 31,                                       1998                            1997                          1996

                                         Available         Held to       Available       Held to      Available         Held to
(In thousands)                           for sale         maturity       for sale       maturity       for sale        maturity
--------------                           --------         --------       --------       --------       --------        --------

U.S. Treasury securities                  $22,379                         $25,789        $1,000       $ 27,453         $   2,000
Obligations of U.S.
   Government agencies                     86,998          $2,600          59,053        16,149         62,744            28,581
Obligations of states and political
   subdivisions                            17,807          65,891                        69,662                           66,348
Mortgage-backed securities                 45,520           2,878          30,543         8,875         15,329            14,680
Corporate debt                             14,915                             184                          842
Equity securities                           3,868                           3,507                        2,923
                                         --------         -------        --------       -------       --------          --------
   Total                                 $191,487         $71,369        $119,076       $95,686       $109,291          $111,609
                                         ========         =======        ========       =======       ========          ========


The following table presents an analysis of the maturity distribution and tax equivalent weighted average interest rates of investment securities at December 31, 1998. Mortgage-backed securities are presented based on estimated repayment schedules as of year end. For purposes of this analysis, available for sale securities are stated at fair value and held to maturity securities are stated at amortized cost. Equity securities in the available for sale portfolio consist primarily of Federal Home Loan Bank stock, which has no stated maturity date.

AVAILABLE FOR SALE

                                          Within                 After One But            After Five But             After
                                         One Year             Within Five Years        Within Ten Years            Ten Years

 (In thousands)                      Amount       Rate      Amount         Rate        Amount         Rate     Amount        Rate
 --------------                      ------       ----      ------         ----        ------         ----     ------        ----
U.S. Treasury securities            $19,065       5.60%     $3,314         5.62%
Obligations of U.S.
   Government agencies               38,837       5.42      37,958         5.75         $10,203       6.14%
Obligations of states and
   political subdivisions               107       6.14       1,339         5.95          12,639       6.41     $3,722         6.42%
Mortgage-backed securities              448       6.29       1,346         6.39          42,386       6.03      1,340         6.81
Corporate debt                        1,019       5.36      13,896         5.95
                                    -------       ----     -------         ----         -------       ----     ------         ----
       Total                        $59,476       5.49%    $57,853         5.81%        $65,228       6.12%    $5,062         6.52%
                                    =======       ====     =======         ====         =======       ====     ======         ====


HELD TO MATURITY

                                          Within                 After One But            After Five But             After
                                         One Year             Within Five Years        Within Ten Years            Ten Years

 (In thousands)                      Amount       Rate      Amount         Rate        Amount         Rate     Amount        Rate
 --------------                      ------       ----      ------         ----        ------         ----     ------        ----
Obligations of U.S.
   Government agencies                                      $2,600         5.66%
Obligations of states and
   political subdivisions           $6,721        7.71%     33,143         6.68        $24,265       7.12%     $1,762         7.69%
Mortgage-backed securities             459        6.86         683         6.56          1,736       7.18
                                   -------        ----     -------         ----        -------       ----      ------         ----
       Total                        $7,180        7.66%    $36,426         6.60%       $26,001       7.13%     $1,762         7.69%
                                    ======        ====     =======         ====        =======       ====      ======         ====



The calculation of the weighted average interest rates for each category is based on the weighted average costs of the securities. The weighted average tax rates on exempt states and political subdivisions are computed on a tax equivalent basis using a 34% tax rate.

DEPOSITS

The Company's primary source of funding for its lending and investment activities results from its customer deposits, which consists of noninterest and interest bearing demand, savings, and time deposits. On December 31, 1998, deposits totaled $830 million, a decrease of $5.0 million or .6% from year end 1997. Deposits averaged $788 million in 1998, an increase of $34.8 million or 4.6%.

During 1998 total average interest bearing deposits increased $23 million or 3.6% to $659 million while average noninterest bearing deposits increased $11.8 million, or 10.1% to $129 million.

Increases in average interest bearing deposits were made in each category of the deposit portfolio. Interest bearing demand deposits increased $7.5 million or 4.3% to $180 million. Savings deposits increased $8.5 million or 6.0%, and time deposits increased $7.0 million or 2.2%

A summary of average balances and rates paid on deposits follows.


                                                   1998                            1997                            1996

                                          Average        Average         Average          Average        Average           Average
(In thousands)                            Balance         Rate           Balance           Rate          Balance            Rate
--------------                            -------         ----           -------           ----          -------            ----

Noninterest bearing demand               $129,152         0.00%          $117,341          0.00%        $112,199            0.00%
Interest bearing demand                   180,265         2.41            172,803          2.44          165,551            2.42
Savings                                   150,499         3.24            141,961          3.15          145,134            3.20
Time                                      328,351         5.46            321,376          5.36          330,294            5.61
                                          -------                         -------                        -------
       Total                             $788,267                        $753,481                       $753,178
                                         ========                        ========                       ========


Maturities of time deposits of $100,000 or more outstanding at December 31, 1998 are summarized as follows.


 (In thousands)                                          Amount
 --------------                                          ------

3 months or less                                        $13,588
Over 3 through 6 months                                  10,662
Over 6 through 12 months                                 20,591
Over 12 months                                           18,613
                                                         ------
       Total                                            $63,454
                                                        =======

SHORT-TERM BORROWINGS

Short-term borrowings are made up primarily of securities sold under agreements to repurchase with balances of $26,324,000, $48,265,000, and $16,594,000 in
1998, 1997, and 1996, respectively. Such borrowings are generally on an overnight basis. Other short-term borrowing consists primarily of demand notes issued to the U.S. Treasury under the treasury tax and loan note option account. A summary of short-term borrowings is as follows.


 (In thousands)                               1998        1997       1996
 --------------                               ----        ----       ----

Amount outstanding at year end             $26,784     $50,602    $16,594
Maximum outstanding at any month end        50,679      50,602     59,452
Average outstanding                         35,807      28,117     25,706
Weighted average rate during the year         5.05%       4.75%      5.11%


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

LIQUIDITY

The liquidity of the Parent Company is primarily affected by the receipt of dividends from its subsidiary banks (see footnote 16 in the notes to the consolidated financial statements) and cash balances maintained. Management expects that in the aggregate, its subsidiary banks will continue to have the ability to dividend adequate funds to the Parent Company.

The Company's objective as it relates to liquidity is to ensure that subsidiary banks have funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability. In order to maintain a proper level of liquidity, the banks have several sources of funds available on a daily basis which can be used for liquidity purposes. Those sources of funds include the subsidiary banks' core deposits, consisting of both business and nonbusiness deposits; cash flow generated by repayment of loan principal and interest; and federal funds purchased and securities sold under agreements to repurchase.

For the longer term, the liquidity position is managed by balancing the maturity structure of the balance sheet. This process allows for an orderly flow of funds over an extended period of time.

Liquid assets consist of cash and due from banks, short-term investments, and available for sale investment securities. At December 31, 1998, such assets totaled $283 million.

For the year ended December 31, 1998, cash and due from banks totaled $38 million. This represents a decrease of $37 million compared with a $24 million increase during the previous year period. The decrease in cash and due from banks in 1998 and the increase in 1997 results primarily from a significant cash deposit received on December 31, 1997 from the Commonwealth of Kentucky. This deposit created an unusually high balance in cash at year end 1997. Net cash provided by operating activities decreased $2.4 million in the comparison. Net cash used in investing activities increased $44 million, primarily from the result of increased purchases of available for sale investment securities. Net cash used in financing activities totaled $37 million for the year 1998.

CAPITAL RESOURCES

Shareholders' equity was $124 million on December 31, 1998, increasing $6.8 million, or 5.8% from year end 1997. During 1998, the Company announced that it would purchase up to 400,000 shares of its outstanding common stock as market conditions permit. During 1998 the Company purchased 53,000 shares of its outstanding common stock for a total cost of $1.9 million. Dividends of $7.6 million were declared during the year. This includes a 16.7% increase in the quarterly dividend rate in the fourth quarter of 1998 from $.24 per share to $.28 per share. The Company issued 11 thousand shares of common stock during 1998 pursuant to its nonqualified employee stock option plan.

Consistent with the objective of operating a sound financial organization, the Company's goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios as of December 31, 1998, the regulatory minimums and the regulatory standard for a well capitalized institution are as follows.


                             Farmers Capital   Regulatory      Well
                            Bank Corporation     Minimum    Capitalized
                            ----------------     -------    -----------

   Tier 1 risk based             19.18%            4.00%        6.00%
   Total risk based              20.44             8.00        10.00
   Leverage                      12.80             4.00         5.00


The capital ratios of each subsidiary bank were in excess of the applicable minimum regulatory capital ratio requirements at December 31, 1998.

The table below is an analysis of dividend payout ratios and equity to asset ratios for the previous five years.


December 31,                            1998     1997     1996    1995     1994

Percentage of dividends declared
   to net income                       53.02%   45.90    45.21%  50.24%   46.40%
Percentage of average shareholders'
   equity to average total assets      12.51    12.46    11.94   11.81    11.57


SHAREHOLDER INFORMATION

As of January 1, 1999, there were 876 shareholders of record. This figure does not include individual participants in security position listings.

STOCK PRICES

Farmers Capital Bank Corporation's stock is traded on the National Association of Security Dealers Automated Quotation System (NASDAQ) SmallCap Market tier of The NASDAQ Stock Market, with sales prices reported under the symbol: FFKT. The table below is an analysis of the stock prices and dividends declared for 1998 and 1997.

STOCK PRICES

                                                                  Dividends
                                 High             Low             Declared
                                 ----             ---             --------

1998
Fourth Quarter                $37.500          $29.000              $0.28
Third Quarter                  52.000           31.000               0.24
Second Quarter                 50.500           35.125               0.24
First Quarter                  35.500           28.500               0.24

1997
Fourth Quarter                $34.750          $25.750              $0.24
Third Quarter                  26.500           20.250               0.205
Second Quarter                 21.000           19.750               0.205
First Quarter                  21.000           20.000               0.205

Dividends declared per share increased $.145 or 17.0% and $.11 or 14.8% for the years 1998 and 1997, respectively.

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

FCB Services, the Company's data processing subsidiary, provides essential support for virtually all of the Company's subsidiaries as well as providing data processing services to unrelated third party banks. Therefore, it is vital that the Year 2000 issues are successfully resolved in a timely matter. Failure to appropriately examine and correct systems that are critical to the Company's operations could have a material adverse effect on its operations and financial performance. The Company's plan for achieving compliance is not only focused on its own data processing systems, but also on the compliance of its customers. In particular, commercial loan customers that are not Year 2000 compliant could become a repayment risk. Therefore, the Company is informing its significant commercial loan customers of the need to become Year 2000 compliant. The Company's initial assessment of commercial loan customers indicates no material impact to the Company. The Company will continue to monitor this risk on an ongoing basis.

The Company has formed an oversight committee to coordinate the Year 2000 compliance process. This process has been divided into five phases as prescribed by regulatory guidelines. These phases include awareness, assessment, renovation, validation, and implementation. The awareness, assessment, and renovation phases generally include defining the Year 2000 problem and gaining executive level support for the resources necessary to perform compliance tasks; establishing a team to develop an overall strategy; assessing the size and complexity of the problem and detailing the magnitude of the effort necessary to address the issues, including noninformation technology systems that are dependent on embedded microchips; and addressing the need for computer code enhancements, hardware and software upgrades, system replacements, vendor certification, and other associated changes. These first three phases are substantially complete. The primary results of the first three phases are as follows: procedures were established to verify that all new purchases are Year 2000 compliant; the assessment of mission critical applications was completed in September 1997; and a new Year 2000 compliant mainframe computer was placed into service in May 1998. The validation and implementation phases consist primarily of testing the changes made to any hardware or software component and to the certification of Year 2000 compliance. In addition to testing upgraded components, connections with other systems must be verified, and all changes should be accepted by internal and external users. As with other phases, the Company will be in ongoing discussions with its vendors and customers regarding the success of their validation efforts. However, the Company cannot control the success of those efforts. The validation and implementation phases of the Company's plan are in various stages of completion. Testing of mission critical systems is substantially complete and has resulted in satisfactory results. Additional routine testing of mission critical systems is scheduled for completion by the end of March 1999. Management currently believes that any remaining testing of mission critical systems will also result in satisfactory results. To date, a significant number of noncritical systems have also been tested and results have been satisfactory. The Company currently plans to have substantially all of its noncritical systems tested by the end of March 1999, with any remaining testing scheduled for completion by the end of June 1999. Although mission critical testing is nearing completion, the Company will continue to monitor and evaluate these systems throughout the remainder of 1999 and into the year 2000 and take appropriate action in the given circumstances.

During 1998, the Company acquired, installed, and tested a new Year 2000 compliant mainframe. Also, a Year 2000 compliant version of the data processing software was installed and is currently functioning appropriately. However, the Company continues to maintain its business continuation plans, for which there are several options in place for partial failure. These plans generally include, but are not limited to, replacing electronic applications with manual processes. For a system wide failure, the Company maintains a hot site agreement with SunGard Recovery Services, Inc., a Pennsylvania Corporation for disaster and recovery services. This agreement, which has been in place since 1990 and tested twice a year, provides replacement mainframe and software for the Company to process with in Philadelphia, Pennsylvania.

The Company believes that expenditures required to bring its systems into compliance will not have a material adverse effect on the Company's financial position. To date, substantially all of the expenditures have been absorbed in routine annual maintenance contracts and have not been incremental costs to the Company. This includes the Company's acquisition and installation of the new mainframe computer for approximately $1.5 million in 1998 primarily via a capital lease, which is being financed and depreciated over a five year period. The primary reason for acquiring the new mainframe was to replace an older, less effective mainframe and to increase the Company's data processing capacity and to take advantage of newer, state of the art technology. The mainframe acquisition and related costs were anticipated by the Company, and were not incurred specifically to address Year 2000 compliance. Other related costs have been negligible. The Company does not have a system in place for tracking payroll and related costs for the time that internal employees spend on the Year 2000 project. The Company believes that future expenditures relating specifically to Year 2000 compliance will not be material. However, the Year 2000 problem is pervasive and complex and can potentially affect any computer process. Therefore, no assurance can be given that Year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future operating results. The Company's Year 2000 efforts are ongoing and its overall plan, including contingency planning, will continue to evolve as new information becomes available.

EFFECT OF IMPLEMENTING RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS. This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures required in SFAS No. 87, SFAS No. 88, and SFAS No. 106.

The Company adopted this Statement effective January 1, 1998. Since this Statement affects disclosure only, its adoption did not have a material effect on the consolidated financial statements.

In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This Statement requires companies to recognize derivatives on the balance sheet and measure them at fair value. Gains or losses resulting in the changes in fair value of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criteria for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. If the derivative is highly effective, but not perfectly effective and does not exactly offset the changes in fair value or cash flows of the hedged item, the ineffective portion must be recognized in income at the same time the change in fair value of the derivative is recognized on the balance sheet. This Statement amends SFAS No. 52 and SFAS No. 107, and supersedes SFAS No. 80, SFAS No. 105, and SFAS No. 119.

This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application should be as of the beginning of an entity's fiscal quarter. Early application of this Statement is permitted only as of the beginning of any fiscal quarter that begins after issuance of this Statement. The Company has not determined if it will adopt this Statement before the mandatory date. The Company does not expect the implementation of this Statement to have a material effect on the consolidated financial statements.

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

1997 COMPARED WITH 1996

Net income was $14.1 million in 1997 compared to $12.7 million in 1996, an increase of $1.4 million. Diluted net income per share increased from $1.65 to $1.86. The increase in net income was primarily due to the reduction of the provision for loan losses of the Company's bank subsidiaries and the reduction of the overhead expenses of the Company's former consumer finance subsidiary in the amount of $1.5 million and $771 thousand, net of tax. The return on average assets and average equity increased from 1.41% to 1.56% and from 11.80% to 12.50%, respectively.

Total interest income on a tax equivalent basis was $69.1 million, unchanged from 1996. An $8.0 million increase in average earning asset was offset by a 9 basis point decrease in the average rate earned on earning assets.

Total interest expense was $27.5 million, a decrease of $1.3 million, or 4.4%. The decrease was primarily due to decreases in the average balance of time deposits and the rate paid on time deposits. The average balance of time deposits decreased 2.7% and the average rate paid decreased 25 basis points to 5.36%.

Net interest income on a tax equivalent basis increased $1.2 million or 3.0%. Total interest income decreased $21 thousand while total interest expense decreased $1.3 million. The spread between rates earned and paid was 4.28%, a 1.9% increase from 1996, while the net interest margin increased 2.0% from 4.96% to 5.06%.

Noninterest income decreased $2.5 million to $12.5 million in 1997. The decrease is due primarily to the $3.2 million gain on the sale of loans of the Company's consumer finance subsidiary recorded in 1996. Other service charges, commissions, and fees increased $657 thousand in 1997 compared to 1996.

Noninterest expense decreased $1.1 million or 3.5%. The decrease was primarily due to a $1.1 million or 6.3% decrease in salaries and employee benefits. A significant portion of this decrease is a result of the sale of the Company's consumer finance subsidiary in 1996.

Income tax expense was $5.8 million in 1997, up $644 thousand from 1996, which correlates to the increase in income before taxes. The effective tax rate for 1997 was 29.2% compared to 29.0% in 1996.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK MANAGEMENT

Market risk is the risk of loss arising from adverse changes in market prices and rates. The Company's market risk is comprised primarily of interest rate risk created by its core banking activities of extending loans and receiving deposits. The Company's success is largely dependent upon its ability to manage this risk. Interest rate risk is defined as the exposure of the Company's net interest income to adverse movements in interest rates. Although the Company manages other risks, such as credit and liquidity risk, management considers interest rate risk to be its most significant risk, which could potentially have the largest and a material effect on the Company's financial condition and results of operations. A sudden and substantial change in interest rates may adversely impact the Company's earnings to the extent that the interest rates earned on assets and paid on liabilities do not change at the same speed, to the same extent, or on the same basis. Other events that could have an adverse impact on the Company's performance include changes in general economic and financial conditions, general movements in market interest rates, and changes in consumer preferences. The Company's primary purpose in managing interest rate risk is to effectively invest the Company's capital and to manage and preserve the value created by its core banking business.

The Company has established a Corporate Asset and Liability Management Committee
(ALCO) to provide guidance and support to each of the ALCO Committees of the subsidiary banks. The Committee is also responsible for monitoring risks on a Company wide basis. The Committee has established minimum standards in its asset and liability management policy that each subsidiary bank must adopt. However, the subsidiary banks are permitted to deviate from these standards so long as the deviation is no less stringent than that of the Corporate policy.

The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For each balance sheet item listed below, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Mortgage-backed securities are presented based on estimated repayment schedules.



PRINCIPAL CASH FLOWS AND RELATED WEIGHTED AVERAGE INTEREST RATES

                                                                                                                            Fair
December 31, (Dollars in thousands)           1999       2000      2001     2002      2003     Thereafter        Total      Value
-----------------------------------           ----       ----      ----     ----      ----     ----------        -----      -----
RATE SENSITIVE ASSETS
Interest bearing due from banks             $1,914                                                              $1,914     $1,914
   Average interest rate                       4.95%                                                              4.95%
Federal funds sold and securities
       purchased under agreements to
       resell                                51,535                                                             51,535     51,535
   Average interest rate                       4.63                                                               4.63

Investment debt securities
   Fixed rate                               $67,565    $22,941   $28,890   $18,813   $22,635     $102,012     $262,856   $264,654
   Average interest rate                       5.31%      5.10%     5.27%     5.35%     5.56%        5.64%        5.44%

Loans, net of unearned income
   Fixed rate                              $219,823    $50,479   $47,725   $25,753   $24,293      $17,753     $385,826   $387,578
   Average interest rate                       9.04%       9.35%    9.07%    8.98%     8.54%        7.96%         9.00%
   Variable rate                            161,744     15,678    14,077    13,328    13,587          443      218,857    218,857
   Average interest rate                       8.61        8.49     8.25     8.10      8.33         8.43          8.53

RATE SENSITIVE LIABILITIES
Noninterest bearing checking               $123,741                                                           $123,741   $123,741
Savings and interest bearing checking       378,017                                                            378,017    378,017
   Average interest rate                       2.00%                                                              2.00%
Time deposits                               212,147    $79,694   $22,118    $3,393    $6,140       $4,751      328,243    331,589
   Average interest rate                       5.22       5.60%     5.84%     5.65%     5.74%        5.84%        5.35
Fixed interest rate borrowings               17,063        531       523       537       281        1,192       20,127     20,141
   Average interest rate                       4.47       5.87      5.83      5.79      7.11         7.75         4.81
Variable interest rate borrowings            10,123                                                             10,123     10,123
   Average interest rate                       3.28                                                               3.28


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Farmers Capital Bank Corporation:

We have audited the accompanying consolidated balance sheets of Farmers Capital Bank Corporation and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The accompanying consolidated financial statements of Farmers Capital Bank Corporation and Subsidiaries for the year ended December 31, 1996 were audited by other auditors whose report thereon dated January 16, 1997, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Farmers Capital Bank Corporation and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1998 in conformity with generally accepted accounting principles.




                                  /s/ KPMG LLP

Louisville, Kentucky
January 29, 1999

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Farmers Capital Bank Corporation:

We have audited the accompanying consolidated balance sheet of Farmers Capital Bank Corporation and Subsidiaries as of December 31, 1996 and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farmers Capital Bank Corporation and Subsidiaries as of December 31, 1996 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



/s/Coopers & Lybrand L.L.P.

Louisville, Kentucky
January 16, 1997



CONSOLIDATED BALANCE SHEETS

December 31, (In thousands, except share data)                                          1998                      1997
----------------------------------------------                                          ----                      ----
ASSETS
Cash and cash equivalents:
   Cash and due from banks                                                         $  38,385                 $  75,830
   Interest bearing deposits in other banks                                            1,914                     1,300
   Federal funds sold and securities purchased under
       agreements to resell                                                           51,535                   109,610
                                                                                      ------                   -------
       Total cash and cash equivalents                                                91,834                   186,740

Investment securities:
   Available for sale, amortized cost of $190,928 (1998) and $118,926 (1997)         191,487                   119,076
   Held to maturity, market value of $73,167 (1998) and $96,541 (1997)                71,369                    95,686
                                                                                      ------                    ------
       Total investment securities                                                   262,856                   214,762

Loans, net of unearned income                                                        604,683                   585,940
Allowance for loan losses                                                             (9,048)                   (9,114)
                                                                                     -------                    ------
       Loans, net                                                                    595,635                   576,826

Premises and equipment, net                                                           24,861                    21,214
Other assets                                                                          17,152                    14,641
                                                                                    --------                ----------
       Total assets                                                                 $992,338                $1,014,183
                                                                                    ========                ==========

LIABILITIES
Deposits:
   Noninterest bearing                                                              $123,741                  $151,600
   Interest bearing                                                                  706,260                   683,376
                                                                                     -------                   -------
       Total deposits                                                                830,001                   834,976

Securities sold under agreements to repurchase                                        26,324                    48,265
Other borrowed funds                                                                   3,926                     5,390
Dividends payable                                                                      2,113                     1,815
Other liabilities                                                                      6,135                     6,693
                                                                                     -------                    ------
       Total liabilities                                                             868,499                   897,139

Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock, par value $.125 per share; 9,608,000 shares authorized;
   7,520,465 and 7,562,440 shares issued and outstanding
   at December 31, 1998 and 1997, respectively                                           940                       945
Capital surplus                                                                       10,520                     8,894
Retained earnings                                                                    112,010                   107,105
Accumulated other comprehensive income                                                   369                       100
                                                                                     -------                   -------
       Total shareholders' equity                                                    123,839                   117,044
                                                                                     -------                   -------
       Total liabilities and shareholders' equity                                   $992,338                $1,014,183
                                                                                    ========                ==========

See accompanying notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
For the years ended December 31,                                     1998              1997             1996
--------------------------------                                     ----              ----             ----
INTEREST INCOME
Interest and fees on loans                                        $54,556          $ 52,991          $52,778
Interest on investment securities:
   Taxable                                                          8,598             8,635            9,121
   Nontaxable                                                       3,585             3,142            2,872
Interest on deposits in other banks                                   154               114               61
Interest on federal funds sold and securities
   purchased under agreements to resell                             2,788             2,478            2,653
                                                                   ------            ------           ------
       Total interest income                                       69,681            67,360           67,485

INTEREST EXPENSE
Interest on deposits                                               27,138            25,913           27,170
Interest on other borrowed funds                                    2,009             1,537            1,533
                                                                   ------            ------           ------
       Total interest expense                                      29,147            27,450           28,703
                                                                   ------            ------           ------
       Net interest income                                         40,534            39,910           38,782
Provision for loan losses                                           1,134             1,830            4,162
                                                                   ------            ------           ------
       Net interest income after provision
         for loan losses                                           39,400            38,080           34,620

NONINTEREST INCOME
Service charges and fees on deposits                                5,154             5,325            5,258
Other service charges, commissions, and fees                        4,221             3,923            3,247
Data processing income                                              1,494             1,458            1,373
Trust income                                                        1,360             1,137            1,161
Investment securities gains, net                                       60                                 10
Gain on sale of Money One loans                                                                        3,206
Other                                                                 491               671              734
                                                                   ------            ------           ------
       Total noninterest income                                    12,780            12,514           14,989

NONINTEREST EXPENSE
Salaries and employee benefits                                     17,813            16,168           17,246
Occupancy expenses, net                                             2,080             1,950            1,995
Equipment expenses                                                  2,845             2,732            2,603
Data processing expense                                               908             1,056              958
Bank franchise tax                                                  1,005             1,070            1,045
Other                                                               7,995             7,693            7,928
                                                                   ------            ------           ------
       Total noninterest expense                                   32,646            30,669           31,775
                                                                   ------            ------           ------
       Income before income taxes                                  19,534            19,925           17,834
Income tax expense                                                  5,287             5,822            5,178
                                                                   ------            ------           ------
       Net income                                                 $14,247           $14,103          $12,656
                                                                  =======           =======          =======

NET INCOME PER COMMON SHARE
   Basic                                                            $1.89             $1.86            $1.65
   Diluted                                                           1.86              1.86             1.65

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                            7,555             7,572            7,684
   Diluted                                                          7,646             7,572            7,684

See accompanying notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)
For the years ended December 31,                               1998               1997            1996
--------------------------------                               ----               ----            ----

NET INCOME                                                 $ 14,247           $ 14,103        $ 12,656
Other comprehensive income:
    Unrealized holding gain on available for sale
       securities arising during the period, net of tax
       of $172, $238, and $239, respectively                    334                462             464
    Reclassification adjustment for prior period
       unrealized gain recognized during current period,
       net of tax of $33 in 1998                                (65)
                                                            --------           -------        --------
    Other comprehensive income                                   269               462             464
                                                            --------           -------        --------
Comprehensive income                                        $ 14,516           $14,565        $ 13,120
                                                            ========           =======        ========

See accompanying notes to consolidated financial statements.




CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

 (In thousands, except per share data)
                                                                                               Accumulated
                                                        Common                                    Other             Total
For the years ended                                     Stock             Capital   Retained   Comprehensive    Shareholders
December 31, 1998, 1997, and 1996                Shares       Amount      Surplus   Earnings      Income            Equity
---------------------------------                ------       ------      -------   --------      ------            ------

   Balance at January 1, 1996                     7,733      $   967      $ 9,094  $  95,694    $    (826)        $ 104,929

Net income                                                                            12,656                         12,656
Other comprehensive income                                                                            464               464
Cash dividends declared, $.745 per share                                              (5,722)                        (5,722)
Purchase of common stock                           (139)         (18)        (163)    (2,550)                        (2,731)
                                                  -----          ---        -----    -------         ----           -------
   Balance at December 31, 1996                   7,594          949        8,931    100,078         (362)          109,596

Net income                                                                            14,103                         14,103
Other comprehensive income                                                                            462               462
Cash dividends declared, $.855 per share                                              (6,473)                        (6,473)
Purchase of common stock                            (32)           (4)        (37)      (603)                          (644)
                                                  -----           ---       -----    -------         ----           -------
Balance at December 31, 1997                      7,562           945       8,894    107,105          100           117,044

Net income                                                                            14,247                         14,247
Other comprehensive income                                                                            269               269
Cash dividends declared, $1.00 per share                                              (7,554)                        (7,554)
Purchase of common stock                            (53)           (6)        (62)    (1,788)                        (1,856)
Stock options exercised, including
   related tax benefits                              11             1         275                                       276
Noncash compensation expense attributed
   to stock option grants                                                   1,413                                     1,413
                                                  -----           ---       -----    -------         ----           -------
Balance at December 31, 1998                      7,520          $940     $10,520   $112,010         $369        $  123,839
                                                  =====          ====     =======   ========         ====        ==========

See accompanying notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, (In thousands)                                        1998              1997             1996
-----------------------------------------------                                        ----              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                       $14,247           $14,103         $ 12,656
   Adjustments to reconcile net income to net cash
       provided by operating activities:
      Depreciation and amortization                                                   2,757             2,587            2,477
      Net amortization of investment security
       premiums and discounts:
         Available for sale                                                            (135)              (84)            (388)
         Held to maturity                                                                68                77              111
      Provision for loan losses                                                       1,134             1,830            4,162
      Noncash compensation expense                                                    1,413
      Mortgage loans originated for sale                                            (18,351)           (9,080)          (8,017)
      Proceeds from sale of mortgage loans                                           15,104             9,017            7,955
      Deferred income tax expense (benefit)                                            (131)              633              512
      Gain on sale of mortgage loans                                                     (7)              (19)             (18)
      Gain on sale of Money One loans                                                                                   (3,206)
      Loss (gain) on sale of fixed assets                                                11                (8)            (150)
      Gain on sale of available for sale investment securities                          (60)
      Gain on call of held to maturity investment securities                                                               (10)
      (Increase) decrease in accrued interest receivable                               (405)              324             (240)
      (Increase) decrease in other assets                                            (3,007)           (3,523)             491
      Increase (decrease) in accrued interest payable                                    29              (248)            (166)
      (Decrease) increase in other liabilities                                         (177)             (749)           1,449
                                                                                     ------            ------           ------
       Net cash provided by operating activities                                     12,490            14,860           17,618

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from maturities and calls of investment securities:
       Available for sale                                                           135,899           118,918          132,172
       Held to maturity                                                              30,899            33,767           39,175
      Proceeds  from sale of available  for sale  investment  securities             25,673
      Purchases of investment securities:
       Available for sale                                                          (233,379)         (127,920)        (134,440)
       Held to maturity                                                              (6,650)          (17,921)         (29,894)
      Loans originated for investment, net of principal collected                   (16,689)          (29,066)         (31,123)
      Purchases of premises and equipment                                            (5,911)           (4,094)          (1,594)
      Proceeds from sale of equipment                                                    22               154              399
      Proceeds from sale of Money One loans                                                                             15,447
                                                                                     ------            ------           ------
      Net cash used in investing activities                                         (70,136)          (26,162)          (9,858)

CASH FLOWS FROM FINANCING ACTIVITIES
      Net (decrease) increase in deposits                                            (4,975)           48,666           31,449
      Dividends paid                                                                 (7,256)           (6,216)          (5,557)
      Purchase of common stock                                                       (1,856)             (644)          (2,731)
      Stock options exercised                                                           232
      Net (decrease )increase in other borrowed funds                               (23,405)           33,490          (18,359)
                                                                                     ------            ------           ------
      Net cash (used in) provided by financing activities                           (37,260)           75,296            4,802
                                                                                     ------            ------           ------
      Net (decrease) increase in cash and cash equivalents                          (94,906)           63,994           12,562

  Cash and cash equivalents at beginning of year                                    186,740           122,746          110,184
                                                                                    -------          --------         --------
      Cash and cash equivalents at end of year                                      $91,834          $186,740         $122,746
                                                                                    =======          ========         ========

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
  Interest                                                                          $29,118           $27,698         $ 28,869
  Income taxes                                                                        5,185             5,649            4,210
Cash dividend declared and unpaid                                                     2,113             1,815            1,558

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

Reclassifications
Certain amounts in the accompanying consolidated financial statements presented for prior years have been reclassified to conform with the 1998 presentation. These reclassifications do not affect net income or shareholders' equity as previously reported.

Segment  Information
The Company provides a broad range of financial services to individuals, corporations, and others through its 23 banking locations throughout Central Kentucky. These services primarily include the activities of lending and leasing, receiving deposits, providing cash management services, safe deposit box rental, and trust activities. Operations are managed and financial performance is evaluated at the subsidiary bank level. The Company's chief decision maker monitors the results of the various banking products and services of its subsidiaries. Accordingly, all of the Company's banking operations are considered by management to be aggregated in one reportable operating segment.

Cash and Cash Equivalent
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest bearing demand deposits in other banks, federal funds sold and securities purchased under agreements to resell. Generally, federal funds sold and securities purchased under agreements to resell are purchased and sold for one-day periods.

Investment Securities
Investments in debt and equity securities are classified into three categories. Securities that management has the positive intent and ability to hold until maturity are classified as held to maturity. Securities that are bought and held specifically for the purpose of selling them in the near term are classified as trading securities. All other securities are classified as available for sale. Securities are designated as available for sale if management intends to use such securities in its asset/liability management strategy and therefore such securities may be sold in response to changes in interest rates and prepayment risk. Securities classified as trading and available for sale are carried at market value. Unrealized holding gains and losses for trading securities are included in current income. Unrealized holding gains and losses for available for sale securities are reported net of income taxes in other comprehensive income until realized. Investments classified as held to maturity are carried at amortized cost. Realized gains and losses on any sales of securities are computed on the basis of specific identification of the adjusted cost of each security and are included in noninterest income.

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

The Company accounts for impaired loans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN, as amended by SFAS No. 118, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN INCOME RECOGNITION. SFAS No. 114, as amended, requires that impaired loans be measured at the present value of expected future cash flows, discounted at the loan's effective interest rate, at the loan's observable market price, or at the fair value of the collateral if the loan is collateral dependent. Generally, impaired loans are also in nonaccrual status. In certain circumstances, however, the Company may continue to accrue interest on an impaired loan. Cash receipts on impaired loans are applied to the recorded investment in the loan, including any accrued interest receivable. The Company does not apply SFAS No. 114 and SFAS No. 118 to loans which are part of a large group of smaller-balance homogeneous loans, such as residential mortgage and consumer loans. Such loans are collectively evaluated for impairment.

Loans Held for Sale
The Company's operations include a limited amount of mortgage banking. Mortgage banking activities include the origination of residential mortgage loans for sale to various investors. Mortgage loans originated and intended for sale in the secondary market, principally under programs with the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, are carried at the lower of cost or market value and included in net loans on the balance sheet. The carrying amount on these loans were $3.8 million, or less than 1% of net loans at December 31, 1998. Mortgage banking revenues, including origination fees, servicing fees, net gains or losses on sales of mortgages, and other fee income amount to less than 1% of the Company's total revenue for the years ended December 31, 1998, 1997, and 1996.

Provision for Loan Losses
The provision for loan losses represents charges made to earnings to maintain an allowance for loan losses at an adequate level based on credit losses specifically identified in the loan portfolio, as well as management's best estimate of probable loan losses inherent in the remainder of the portfolio at the balance sheet date. Many factors are considered when establishing an adequate allowance. Those factors include, but are not limited to the following: an assessment of the financial condition of individual borrowers, a determination of the value and adequacy of underlying collateral, a review of historical loss experience, the condition of the local economy, an analysis of the levels and trends of the loan composition, and a review of delinquent and classified loans. Actual losses could differ significantly from the amounts estimated by management.

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

Net Income Per Common Share
The Company calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share, which requires the computation and disclosure of basic and diluted net income per common share. Basic net income per common share is determined by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per common share is determined by dividing net income by the weighted average number of shares of common stock outstanding plus the weighted average number of shares that would be issued upon exercise of dilutive stock options assuming proceeds are used to repurchase shares pursuant to the treasury stock method.

Comprehensive Income
On January 1, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the Company, this includes net income and net unrealized gains and losses on available for sale investment securities. This Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior to the adoption of SFAS No. 130, net unrealized gains and losses were reported as a separate component of shareholders' equity. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130. The implementation of SFAS No. 130 did not have a material impact on the Company's consolidated financial statements.

2. INVESTMENT SECURITIES

The following summarizes the amortized cost and estimated fair values of the securities portfolio at December 31, 1998. The summary is divided into available for sale and held to maturity securities.

                                                                                Gross                  Gross          Estimated
                                                        Amortized            Unrealized             Unrealized           Fair
December 31, 1998 (In thousands)                          Cost                  Gains                 Losses            Value
--------------------------------                          ----                  -----                 ------            -----
AVAILABLE FOR SALE
U.S. Treasury securities                                $22,277                   $102                                 $22,379
Obligations of U.S. Government agencies                  86,927                    181                   $110           86,998
Obligations of states and political subdivisions         17,624                    217                     34           17,807
Mortgage-backed securities                               45,340                    231                     51           45,520
Corporate debt                                           14,892                     90                     67           14,915
Equity securities                                         3,868                                                          3,868
                                                        -------                    ---                    ---          -------
   Total securities - available for sale               $190,928                   $821                   $262         $191,487
                                                       ========                   ====                   ====         ========

HELD TO MATURITY
Obligations of U.S. Government agencies                  $2,600                     $1                     $9           $2,592
Obligations of states and political subdivisions         65,891                  1,758                      9           67,640
Mortgage-backed securities                                2,878                     60                      3            2,935
                                                        -------                    ---                    ---          -------
   Total securities - held to maturity                  $71,369                 $1,819                    $21          $73,167
                                                        =======                 ======                    ===          =======


The following summarizes the amortized cost and estimated fair values of the securities portfolio at December 31, 1997.

                                                                                Gross                  Gross           Estimated
                                                        Amortized            Unrealized             Unrealized           Fair
December 31, 1997 (In thousands)                          Cost                  Gains                 Losses             Value
--------------------------------                          ----                  -----                 ------             -----
AVAILABLE FOR SALE
U.S. Treasury securities                                $25,773                    $37                    $21          $25,789
Obligations of U.S. Government agencies                  59,033                     84                     64           59,053
Mortgage-backed securities                               30,409                    153                     19           30,543
Corporate debt                                              204                                            20              184
Equity securities                                         3,507                                                          3,507
                                                        -------                    ---                    ---          -------
   Total securities - available for sale               $118,926                   $274                   $124         $119,076
                                                       ========                   ====                   ====         ========

HELD TO MATURITY
U.S. Treasury securities                                 $1,000                                            $1             $999
Obligations of U.S. Government agencies                  16,149                    $16                     63           16,102
Obligations of states and political subdivisions         69,662                    982                    141           70,503
Mortgage-backed securities                                8,875                     86                     24            8,937
                                                        -------                    ---                    ---          -------
   Total securities - held to maturity                  $95,686                 $1,084                   $229          $96,541
                                                        =======                 ======                   ====          =======

The amortized cost and estimated fair value of the securities portfolio at December 31, 1998, by contractual maturity, are shown below. The summary is divided into available for sale and held to maturity securities. Mortgage-backed securities are presented based on estimated repayment schedules as of December 31, 1998. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities in the available for sale portfolio consist primarily of Federal Home Loan Bank ("FHLB") stock, which has no stated maturity.


                                                     Available for Sale                   Held to Maturity

                                                Amortized         Estimated        Amortized            Estimated
December 31, 1998 (In thousands)                  Cost           Fair Value          Cost              Fair Value
--------------------------------                  ----           ----------          ----              ----------

Due in one year or less                         $59,487           $59,476            $7,180              $7,260
Due after one year through five years            57,701            57,853            36,426              37,175
Due after five years through ten years           64,828            65,228            26,001              26,878
Due after ten years                               5,044             5,062             1,762               1,854
                                               --------          --------           -------             -------
   Total                                       $187,060          $187,619           $71,369             $73,167
                                               ========          ========           =======             =======



Gross gains of $100,000, $0, and $10,000 for 1998, 1997, and 1996, respectively, were realized on the sale and call of investment securities. Gross losses of $40,000 were realized during 1998.

Investment securities with a book value of $154,528,000 and $129,231,000 at December 31, 1998 and 1997 were pledged to secure public and trust deposits, repurchase agreements, and for other purposes.

3. LOANS

Major classifications of loans are summarized as follows.

December 31, (In thousands)                        1998               1997
---------------------------                        ----               ----

Commercial, financial, and agricultural         $116,625           $114,377
Real estate - construction                        24,770             26,299
Real estate - mortgage                           351,879            334,612
Installment loans                                 85,156             87,835
Lease financing                                   34,955             31,759
                                                  ------             ------
   Total loans                                   613,385            594,882
  Less unearned income                            (8,702)            (8,942)
                                                 -------            -------
   Total loans, net of unearned income          $604,683           $585,940
                                                ========           ========


Loans to directors, executive officers, principal shareholders, including loans to affiliated companies of which directors, executive officers and principal shareholders are principal owners, and loans to members of the immediate family of such persons, were approximately $16,011,000 and $16,245,000 at December 31, 1998 and 1997, respectively. An analysis of the activity with respect to these loans follows.


(In thousands)                                                   Amount

Balance, December 31, 1997                                      $16,245
Additions, including loans now meeting
  disclosure requirements                                         8,223
Amounts collected, including loans no longer
  meeting disclosure requirements                                 8,457
                                                                 ------
   Balance, December 31, 1998                                   $16,011
                                                                =======


4. ALLOWANCE FOR LOAN LOSSES

The Company's recorded investment in impaired loans, as defined in SFAS No. 114, was $348,000 at December 31, 1998 and $2,813,000 at December 31, 1997. Of those amounts, $0 and $2,186,000, respectively, represent loans for which an allowance for loan losses, in the amounts of $0 and $895,000, has been established under SFAS No. 114. For the years ended December 31, 1998 and 1997, the recorded investment in impaired loans averaged $1,601,000 and $3,705,000, respectively. Interest income recognized on impaired loans totaled $103,000, $226,000, and $151,000 for the years 1998, 1997, and 1996, respectively.

The Company's charge off policy for impaired loans does not differ from the charge off policy for loans outside the definition of SFAS No. 114. Loans that are delinquent in excess of 120 days are charged off unless the borrower continues to maintain a satisfactory financial standing and/or the collateral securing the debt is of such value that any loss appears to be unlikely.

An analysis of the allowance for loan losses follows.


Year Ended December 31,                            1998                             1997                          1996

                                    Regular      SFAS 114   Total      Regular    SFAS 114   Total      Regular   SFAS 114   Total
(In thousands)                     Allowance    Allowance Allowance   Allowance  Allowance Allowance   Allowance Allowance Allowance
--------------                     ---------    -------------------   ---------  -------------------   -----------------------------

Balance, beginning of year            $8,219      $895     $9,114      $7,819       $922    $8,741      $7,687      $785    $8,472
Provisions for loan losses             1,769      (635)     1,134       1,713        117     1,830       3,044     1,118     4,162
Recoveries                               791       281      1,072       1,138        156     1,294         516                 516
Loans charged off                     (1,731)     (541)    (2,272)     (2,451)      (300)   (2,751)     (3,428)     (981)   (4,409)
                                      ------      ----     ------      ------       ----    ------      ------      ----    ------
   Balance, end of year               $9,048        $0     $9,048      $8,219       $895    $9,114      $7,819      $922    $8,741
                                      ======        ==     ======      ======       ====    ======      ======      ====    ======


5. PREMISES AND EQUIPMENT

Premises and equipment consist of the following.


December 31, (In thousands)                             1998            1997

Land, buildings, and leasehold improvements          $29,703         $26,609
Furniture and equipment                               12,999          10,591
                                                      ------          ------
   Total premises and equipment                       42,702          37,200
Less accumulated depreciation and amortization        17,841          15,986
                                                      ------          ------
   Premises and equipment, net                       $24,861         $21,214
                                                     =======         =======


Depreciation   and  amortization  of  premises  and  equipment  was  $2,230,000,
$2,054,000, and $1,941,000 in 1998, 1997, and 1996, respectively.

6. DEPOSIT LIABILITIES

Time deposits of $100,000 or more at December 31, 1998 and 1997 were $63,454,000 and $59,526,000, respectively.

At December 31, 1998, the scheduled maturities of time deposits were as follows.

 (In thousands)                         Amount
 --------------                         ------

1999                                    $212,147
2000                                      79,694
2001                                      22,118
2002                                       3,393
2003 and thereafter                       10,891
                                         -------
   Total                                $328,243
                                        ========


7. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS

Securities sold under agreements to repurchase represent borrowings by the Company which generally mature one business day following the date of the transaction. Information pertaining to such borrowings are as follows.


December 31, (Dollars in thousands)                    1998          1997
-----------------------------------                    ----          ----

Average balance during the year                     $34,788       $27,424
Average interest rate during the year                  5.06%         4.77%
Maximum month end balance during the year           $49,900       $48,265


Other borrowed funds consist primarily of advances to one of the Company's subsidiary banks from the Federal Home Loan Bank of Cincinnati. Such borrowings were $2,332,000 and $2,558,000 at December 31, 1998 and 1997, respectively. The subsidiary bank pledges FHLB stock and extends a blanket pledge of certain 1-4 family first mortgage loans as collateral for these advances. The aggregate balance of the pledged loans must equal 150% of the outstanding advances.

Maturities of long term borrowings at December 31, 1998 are as follows.

(In thousands)                             Amount
--------------                             ------

   1999                                     $423
   2000                                      511
   2001                                      523
   2002                                      536
   2003                                      281
   Thereafter                              1,192
                                           -----
      Total                               $3,466
                                          ======


8. INCOME TAXES

The components of income tax expense are as follows.

December 31, (In thousands)                       1998      1997      1996
---------------------------                       ----      ----      ----

Currently payable                               $5,418    $5,189    $4,666
Deferred income tax expense (benefit)             (131)      633       512
                                                 -----     -----     -----
   Total applicable to operations                5,287     5,822     5,178

Charged to components of shareholders equity:
  Net unrealized securities gains                  139       238       245
                                                 -----     -----     -----
   Total income taxes                           $5,426    $6,060    $5,423
                                                ======    ======    ======

An analysis of the difference between the effective income tax rates and the statutory federal income tax rate follows.

December 31, (In thousands)                                     1998      1997       1996
---------------------------                                     ----      ----       ----

Federal statutory rate                                          35.0%     35.0%      35.0%
Changes from statutory rates resulting from:
  Tax exempt interest                                           (7.7)     (6.7)      (6.8)
  Nondeductible interest to carry municipal obligations           .9        .8         .8
  Amortization of intangibles                                     .9        .9        1.0
  Low income housing tax credits                                (1.0)      (.5)
  Other, net                                                    (1.0)      (.3)      (1.0)
                                                                ----       ---       ----
   Effective tax rate                                           27.1%     29.2%      29.0%
                                                                ====      ====       ====

The tax effects of the significant temporary differences which comprise deferred tax assets and liabilities at December 31, 1998 and 1997 follows.

December 31, (In thousands)                        1998             1997
---------------------------                        ----             ----

ASSETS
Loan loss reserve                                $3,167           $3,190
Deferred directors' fees                            204              184
Postretirement benefit obligations                  517              435
Stock options                                       450
Self-funded insurance                                47               34
                                                  -----            -----
   Total deferred tax assets                      4,385            3,843

LIABILITIES
Depreciation                                      1,521            1,596
Investment securities                               370              139
Deferred loan fees                                1,011              768
Lease financing operations                        1,612            1,437
Other                                               137              161
                                                  -----            -----
   Total deferred tax liabilities                 4,651            4,101
                                                  -----            -----
   Net deferred tax liability                    $ (266)          $ (258)
                                                 ======           ======

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 1998.

9. RETIREMENT PLANS

The Company maintains a defined contribution-money purchase pension plan which covers substantially all employees. The Company's contributions under the plan are based upon a percentage of covered employees' salaries.

The Company has established a stock bonus/employee stock ownership plan for the benefit of substantially all employees of the Company. The Company's contributions under the plan are based upon a percentage of covered employees' salaries, and are paid at the discretion of the Board of Directors of the Company. The Company contributes cash to the plan and Company shares are purchased with the cash in the open market. Cash contributed to the plan was $0, $0, and $102,000, respectively for the years ended December 31, 1998, 1997, and 1996. No stock was contributed to the plan for the years ended December 31, 1998, 1997, and 1996, respectively.

The Company has also established a profit-sharing plan which covers substantially all employees. The Company will match all eligible employee contributions up to 4% of the participant's compensation. The Company may, at the discretion of the Board, contribute an additional amount based upon a percentage of covered employees' salaries.

The total retirement plan expense for 1998, 1997, and 1996 was $893,000, $847,000, and $897,000, respectively.

10. COMMON STOCK OPTIONS

In 1997, the Company's Board of Directors approved a nonqualified stock option plan which provides for granting of stock options to key employees and officers of the Company. The plan was subsequently ratified by the Company's shareholders at its annual shareholders' meeting held on May 12, 1998, the measurement date of the plan. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, since options were granted during 1997 at the fair market value of the Company's stock on the grant date, and the measurement date occurred during 1998, the Company recognizes noncash compensation expense based on the intrinsic value of the stock options measured on the date of shareholder ratification of the plan. The amount of such expense recorded in 1998, net of tax, was $918,000. At December 31, 1998, the schedule of approximate noncash compensation expense related to the Company's stock option plan, net of tax and unadjusted for future forfeitures, is shown in the table below.


( In thousands)                              Amount
---------------                              ------

1999                                           $700
2000                                            700
2001                                            683
2002                                            557
2003                                            314
2004                                            153
                                              -----
   Total                                     $3,107
                                             ======

Had compensation expense been determined under the fair value method described in SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's net income and income per common share would have been as shown in the table below. As the plan's measurement date was in 1998, the 1997 proforma net income and net income per common share amounts in the table below include compensation expense calculated using the intrinsic value of the stock options at December 31, 1997.


December 31, (In thousands, except per share data)       1998           1997

NET INCOME
  As reported                                         $14,247        $14,103
  Proforma                                             14,189         13,991

NET INCOME PER COMMON SHARE
  Basic, as reported                                     1.89           1.86
  Basic, proforma                                        1.88           1.85

  Diluted, as reported                                   1.86           1.86
  Diluted, proforma                                      1.86           1.85


The plan provides for the granting of options to purchase up to 450,000 shares of the Company's common stock at a price equal to 100% of the fair market value of the Company's common stock on the date the option is granted. The term of the options expire after ten years from the date on which the options are granted. Options granted under the plan vest ratably over various time periods ranging from four to seven years. All options granted must be held for a minimum of one year before they can be exercised.

The fair value of the options granted are estimated as of the measurement date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997: dividend yield of 3.18%; expected volatility of 23.4%; risk free interest rate of 5.75%; and expected life of seven years. There were no options granted during 1998. There were 41,382 shares forfeited during 1998. These shares are available for the granting of additional stock options under the plan.

A summary of the status of the Company's stock option plan as of December 31, 1998 and 1997 is presented below.


                                                                    1998                          1997
                                                                          Weighted                      Weighted
                                                                           Average                       Average
                                                            Shares          Price         Shares          Price
                                                            ------          -----         ------          -----

Outstanding at January 1                                   450,000         $24.50
  Granted                                                                                450,000         $24.50
  Forfeited                                                (41,382)         24.50
  Exercised                                                (14,482)         24.50
                                                           -------          -----        -------          -----
Outstanding at December 31                                 394,136          24.50        450,000         $24.50
                                                           =======          =====        =======         ======

Exercise price of outstanding options                       $24.50                        $24.50
Exercisable at December 31                                  63,356
Weighted average contractual life of
  outstanding options at December 31 (in years)               8.75                          9.75


The weighted average fair value of options granted was $16.11 per share at May 12, 1998, the measurement date, and the intrinsic value of options granted was $7.50 per share at December 31, 1997.

11.  POSTRETIREMENT BENEFITS

The Company provides lifetime medical and dental benefits for certain eligible retired employees. Only employees meeting the eligibility requirements as of December 31, 1989 will be eligible for such benefits upon retirement. The entire cost of these benefits is paid for by the Company. The plan is unfunded.

The following schedules set forth a reconciliation of the changes in the plan's benefit obligation and funded status for the period's ending December 31, 1998 and 1997.

(In thousands)                                         1998          1997
--------------                                         ----          ----

RECONCILIATION OF BENEFIT OBLIGATION
Obligation at beginning of year                      $2,977        $3,443
Service cost                                              2             9
Interest cost                                           202           250
Actuarial (gain) loss                                   252          (634)
Benefit payments                                        (65)          (91)
                                                      -----         -----
   Obligation at end of year                         $3,368        $2,977

FUNDED STATUS
Funded status at beginning of year                  $(3,368)      $(2,977)
Unrecognized transition obligation                    1,421         1,522
Unrecognized prior service cost                         424           467
Unrecognized gain                                       (25)         (277)
                                                      -----         -----
   Net amount recognized at end of year             $(1,548)      $(1,265)
                                                    =======       =======


The following table provides disclosure of the net periodic benefit cost as of December 31.

(In thousands)                                   1998           1997
--------------                                   ----           ----

Service cost                                       $2             $9
Interest cost                                     202            250
Amortization of transition obligation             102            102
Amortization of prior service cost                 42             42
Amortization of net loss                                           1
                                                  ---            ---
   Net periodic benefit cost                     $348           $404
                                                 ====           ====

Major assumptions:
   Discount rate                                 6.75%         7.00%


Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed. The rate was assumed to decrease gradually to 5% by 2003 and remain at that level thereafter. A 1% change in the assumed health care cost trend rates would have the following effects.


(In thousands)                                    1% Increase     1% Decrease
--------------                                    -----------     -----------

Effect on total of service and interest cost
  components of net periodic postretirement
  health care benefit cost                             $24            $(20)


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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Total commitments to extend credit were $93,686,000 and $89,147,000 at December 31, 1998 and 1997,
respectively. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, marketable securities, inventory, premises and equipment, residential real estate, and income producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The credit risk involved in issuing letters of credit is essentially the same as that received when extending credit to customers. The Company had approximately $7,111,000 and $6,902,000 in irrevocable letters of credit outstanding at December 31, 1998 and 1997, respectively.

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

15.  CONTINGENCIES

As of December 31, 1998, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material adverse effect upon the consolidated financial statements of the Company.

16.  REGULATORY MATTERS

Payment of dividends by the Company's subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. At December 31, 1998, combined retained earnings of the subsidiary banks were approximately $47,210,000 of which $9,101,000 was available for the payment of dividends in 1999 without obtaining prior approval from bank regulatory agencies. As a practical matter, payment of future dividends is also subject to the maintenance of other capital ratio requirements.

Included in cash and due from banks are certain noninterest bearing deposits that are held at the Federal Reserve Bank and correspondent banks in accordance with regulatory reserve requirements specified by the Federal Reserve Board of Governors. The balance requirement was $7,091,000 at December 31, 1998 and $11,937,000 at December 31, 1997.

The Company's banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements will initiate certain mandatory and additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the banks must meet specific capital guidelines that involve quantitative measures of the banks' assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the banks to maintain minimum amounts and ratios (set forth in the tables below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Each of the Company's subsidiary banks meet all capital adequacy requirements to which they are subject as of December 31, 1998.

As of December 31, 1998, the most recent notification from the FDIC categorized the banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the tables. There are no conditions or events since that notification that management believes have changed the institutions' category.

The banks' actual capital amounts and ratios are also presented in the following tables.

                                                                                                            To Be Well Capitalized
                                                                                    For Capital             Under Prompt Corrective
                                                             Actual               Adequacy Purposes            Action Provisions

December 31, 1998 (Dollars in thousands)             Amount        Ratio        Amount         Ratio       Amount             Ratio
----------------------------------------             ------        -----        ------         -----       ------             -----
TIER 1 CAPITAL (TO RISK-WEIGHTED ASSETS)
Consolidated                                        $122,132         19.18%    $25,465          4.00%      $38,198             6.00%
Farmers Bank & Capital Trust Co.                      41,025         15.67      10,471          4.00        15,707             6.00
Farmers Bank and Trust Company                        11,233         12.89       3,486          4.00         5,229             6.00
Lawrenceburg National Bank                             8,944         13.39       2,672          4.00         4,008             6.00
First Citizens Bank                                   10,952         13.17       3,326          4.00         4,989             6.00
United Bank & Trust Co.                               10,381         13.38       3,104          4.00         4,656             6.00
Kentucky Banking Centers, Inc.                         7,530         11.70       2,574          4.00         3,861             6.00

TOTAL CAPITAL (TO RISK-WEIGHTED ASSETS)
Consolidated                                        $130,103         20.44%    $50,931          8.00       $63,663            10.00%
Farmers Bank & Capital Trust Co.                      44,304         16.92      20,942          8.00        26,178            10.00
Farmers Bank and Trust Company                        12,325         14.14       6,972          8.00         8,715            10.00
Lawrenceburg National Bank                             9,780         14.64       5,344          8.00         6,680            10.00
First Citizens Bank                                   11,992         14.42       6,652          8.00         8,315            10.00
United Bank & Trust Co.                               11,351         14.63       6,208          8.00         7,760            10.00
Kentucky Banking Centers, Inc.                         8,335         12.95       5,149          8.00         6,436            10.00

TIER 1 CAPITAL (TO AVERAGE ASSETS)
Consolidated                                        $122,132         12.80%    $38,152          4.00%      $47,690             5.00%
Farmers Bank & Capital Trust Co.                      41,025          9.67      16,975          4.00        21,218             5.00
Farmers Bank and Trust Company                        11,233          8.90       5,048          4.00         6,310             5.00
Lawrenceburg National Bank                             8,944          9.00       3,975          4.00         4,969             5.00
First Citizens Bank                                   10,952          9.17       4,776          4.00         5,970             5.00
United Bank & Trust Co.                               10,381          9.05       4,590          4.00         5,737             5.00
Kentucky Banking Centers, Inc.                         7,530          8.82       3,415          4.00         4,268             5.00




                                                                                                           To Be Well Capitalized
                                                                                   For Capital             Under Prompt Corrective
                                                             Actual              Adequacy Purposes            Action Provisions
December 31, 1997 (Dollars in thousands)              Amount         Ratio     Amount          Ratio       Amount             Ratio
----------------------------------------              ------         -----     ------          -----       ------             -----
TIER 1 CAPITAL (TO RISK-WEIGHTED ASSETS)
Consolidated                                        $115,102         18.73%   $24,587           4.00%      $36,880             6.00%
Farmers Bank & Capital Trust Co.                      34,508         12.46     11,060           4.00        16,590             6.00
Farmers Bank and Trust Company                        10,726         13.54      3,156           4.00         4,733             6.00
Lawrenceburg National Bank                             8,380         12.98      2,577           4.00         3,865             6.00
First Citizens Bank                                    9,513         13.00      2,923           4.00         4,384             6.00
United Bank & Trust Co.                                8,959         13.30      2,689           4.00         4,033             6.00
Kentucky Banking Centers, Inc.                         6,688         11.67      2,289           4.00         3,434             6.00

TOTAL CAPITAL (TO RISK-WEIGHTED ASSETS)
Consolidated                                        $122,803         19.98%   $49,174           8.00%      $61,467            10.00%
Farmers Bank & Capital Trust Co.                      37,971         13.71     22,120           8.00        27,650            10.00
Farmers Bank and Trust Company                        11,716         14.79      6,311           8.00         7,889            10.00
Lawrenceburg National Bank                             9,187         14.23      5,154           8.00         6,442            10.00
First Citizens Bank                                   10,428         14.25      5,846           8.00         7,307            10.00
United Bank & Trust Co.                                9,801         14.55      5,378           8.00         6,722            10.00
Kentucky Banking Centers, Inc.                         7,405         12.92      4,578           8.00         5,723            10.00

TIER 1 CAPITAL (TO AVERAGE ASSETS)
Consolidated                                        $115,102         12.73%   $36,163           4.00%      $45,204             5.00%
Farmers Bank & Capital Trust Co.                      34,508          8.52     16,201           4.00        20,252             5.00
Farmers Bank and Trust Company                        10,726          9.01      4,759           4.00         5,949             5.00
Lawrenceburg National Bank                             8,380          8.89      3,770           4.00         4,713             5.00
First Citizens Bank                                    9,513          8.31      4,581           4.00         5,726             5.00
United Bank & Trust Co.                                8,959          8.94      4,009           4.00         5,011             5.00
Kentucky Banking Centers, Inc.                         6,688          8.84      3,027           4.00         3,783             5.00


17.  STOCK SPLIT

On January 26, 1998, the Company's Board of Directors approved a two-for-one stock split of its common stock. The stock split was effective July 1, 1998 for holders of record on June 1, 1998. The stock split increased the Company's outstanding common shares from 3,777,620 to 7,555,240 shares on July 1, 1998. Additionally, all references in the Consolidated Financial Statements, Footnotes and Supplementary data to the number of shares, per-share amounts, and market prices of the Company's common stock have been restated to give retroactive recognition to the stock split.

18.  NET INCOME PER COMMON SHARE

The following table reflects the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per common share computations.

December 31, (In thousands, except per share data)     1998      1997      1996


Net income, basic and diluted                       $14,247   $14,103   $12,656
                                                    =======   =======   =======

Average shares outstanding                            7,555     7,572     7,684
Effect of diluted stock options                          91
                                                      -----     -----     -----
Average diluted shares outstanding                    7,646     7,572     7,684
                                                      =====     =====     =====

Net income per common share, basic                   $1.89      $1.86     $1.65
Net income per common share, diluted                  1.86       1.86      1.65


19.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS. This Statement requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet for which it is practicable to estimate that value. The estimated fair value amounts have been determined by the Company using available market information and present value or other valuation techniques. These derived fair values are subjective in nature, involve uncertainties and matters of significant judgement and, therefore, cannot be determined with precision. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from the disclosure requirements. Accordingly, the aggregate fair value amounts presented are not intended to represent the underlying value of the Company.

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

Loans Receivable
The fair value of loans is estimated by discounting the future cash flows using current discount rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposit Liabilities
The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for certificates of deposit with similar remaining maturities.

Commitments to Extend Credit and Standby Letters of Credit
Pricing of these financial instruments is based on the credit quality and relationship, fees, interest rates, probability of funding, compensating balance, and other covenants or requirements. Loan commitments generally have fixed expiration dates, variable interest rates and contain termination and other clauses which provide for relief from funding in the event there is a significant deterioration in the credit quality of the customer. Many loan commitments are expected to, and typically do, expire without being drawn upon. The rates and terms of the Company's commitments to lend and standby letters of credit are competitive with others in the various markets in which the Company operates. There are no unamortized fees relating to these financial instruments, as such the carrying value and fair value are both zero.

Securities Sold Under Agreements to Repurchase and Other Borrowed Funds
The fair value of securities sold under agreements to repurchase and other borrowed funds is estimated using rates currently available for debt with similar terms and remaining maturities.

The estimated fair values of the Company's financial instruments are as follows.


December 31,                                              1998                      1997

                                                  Carrying     Fair         Carrying      Fair
(In thousands)                                     Amount      Value          Amount      Value
--------------                                     ------      -----          ------      -----
ASSETS
Cash and cash equivalents                         $91,834    $91,834       $186,740    $186,740
Investments securities:
   Available for sale                             191,487    191,487        119,076     119,076
   Held to maturity                                71,369     73,167         95,686      96,541
Loans, net                                        595,635    597,387        576,826     575,306

LIABILITIES
Deposits                                          830,001    833,347        834,976     835,264
Securities sold under agreements
  to repurchase and other borrowed funds           30,250     30,264         53,655      53,740

20.  PARENT COMPANY FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, (In thousands)                         1998              1997
---------------------------                         ----              ----

ASSETS
Cash on deposit with subsidiaries                 $33,502            $37,720
Interest bearing deposits in other banks              100
Investment in subsidiaries                         92,856             80,822
Other assets                                          673              1,714
                                                  -------            -------
   Total assets                                  $127,131           $120,256
                                                 ========           ========

LIABILITIES
Dividends payable                                  $2,113             $1,815
Other liabilities                                   1,179              1,397
                                                    -----              -----
   Total liabilities                                3,292              3,212

SHAREHOLDERS' EQUITY
Common stock                                          940                945
Capital surplus                                    10,520              8,894
Retained earnings                                 112,010            107,105
Accumulated other comprehensive income                369                100
                                                  -------            -------
   Total shareholders'  equity                    123,839            117,044
                                                  -------            -------
   Total liabilities and shareholders' equity    $127,131           $120,256
                                                 ========           ========


CONDENSED STATEMENTS OF INCOME

December 31, (In thousands)                                            1998           1997        1996
---------------------------                                            ----           ----        ----
INCOME
Dividends from subsidiaries                                          $5,274        $16,922     $12,847
Interest income                                                          54            120          98
Other income                                                            946          1,055         689
                                                                      -----         ------      ------
   Total income                                                       6,274         18,097      13,634

EXPENSE
Other expense                                                         2,424          2,112       2,149
                                                                      -----         ------      ------
   Total expense                                                      2,424          2,112       2,149
                                                                      -----         ------      ------
   Income before income tax benefit and equity in undistributed
       income of subsidiaries                                         3,850         15,985      11,485

Income tax benefit                                                      637            232         509
                                                                      -----         ------      ------
   Income before equity in undistributed income of subsidiaries       4,487         16,217      11,994
Equity in undistributed income of subsidiaries                        9,760         (2,114)        662
                                                                     ------        -------     -------
   Net income                                                       $14,247        $14,103     $12,656
                                                                    =======        =======     =======


CONDENSED STATEMENTS OF CASH FLOWS

December 31, (In thousands)                                              1998      1997      1996
---------------------------                                              ----      ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                         $14,247    $14,103    $12,656
   Adjustments to reconcile net income to net cash
       provided by operating activities:
         Equity in undistributed income of subsidiaries                (9,760)     2,114       (662)
         Noncash compensation expense                                     410
         Change in other assets and liabilities, net                     (135)       166       (107)
                                                                        -----     ------     ------
       Net cash provided by operating activities                        4,762     16,383     11,887

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash dividends                                                      (7,256)    (6,216)    (5,557)
   Purchase of common stock                                            (1,856)      (644)    (2,731)
   Stock options exercised                                                232
                                                                        -----      -----      -----
       Net cash used in financing activities                           (8,880)    (6,860)    (8,288)
                                                                        -----      -----      -----
       Net (decrease) increase in cash and cash equivalents            (4,118)     9,523      3,599
Cash and cash equivalents at beginning of year                         37,720     28,197     24,598
                                                                       ------     ------     ------
       Cash and cash equivalents at end of year                       $33,602    $37,720    $28,197
                                                                      =======    =======    =======

SUPPLEMENTAL DISCLOSURES
   Cash paid during the year for income taxes                          $5,185     $5,649     $4,210
   Cash dividend declared and unpaid                                    2,113      1,815      1,558

21.  QUARTERLY FINANCIAL DATA


Unaudited (In thousands, except per share data)
Quarters Ended 1998 1                                               March 31        June 30        Sept. 30          Dec. 31
---------------------                                               --------        -------        --------          -------

Interest income                                                     $17,028         $17,294         $17,552          $17,807
Interest expense                                                      7,172           7,265           7,456            7,254
                                                                      -----          ------          ------           ------
   Net interest income                                                9,856          10,029          10,096           10,553
Provision for loan losses                                               232             202             216              484
                                                                      -----          ------          ------           ------
   Net interest income after provision for loan losses                9,624           9,827           9,880           10,069

Other income                                                          3,236           3,187           3,107            3,250
Other expense                                                         7,847           8,803           8,135            7,861
                                                                      -----          ------          ------           ------
   Income before income taxes                                         5,013           4,211           4,852            5,458
Income tax expense                                                    1,431           1,043           1,322            1,491
                                                                      -----          ------          ------           ------
   Net income                                                        $3,582          $3,168          $3,530           $3,967
                                                                     ======          ======          ======           ======

Net income per common share, basic                                    $0.47           $0.42           $0.47            $0.53
Net income per common share, diluted                                   0.47            0.41            0.46             0.52

Weighted average shares outstanding, basic                            7,559           7,555           7,556            7,550
Weighted average shares outstanding, diluted                          7,622           7,675           7,662            7,627

1 As described in note 10 to the Company's consolidated financial statements, the Company's stock option plan was ratified by its shareholders on May 12, 1998. The impact of the noncash compensation expense resulting from this plan had not been reflected in the Company's previously issued second and third quarter 1998 financial statements. Accordingly, the information presented above with respect to the second and third quarters has been restated from the previously reported information to reflect noncash compensation expense related to the plan. The total noncash compensation expense recorded in 1998 was $918 thousand, net of tax of $495 thousand. As a result, the second quarter reflects a $566 thousand decrease in previously reported net income, and a $0.07 and $0.08 decrease in basic and diluted net income per share, respectively, from previously reported information. The third quarter reflects a $176 thousand decrease in previously reported net income, and a $0.02 decrease in basic and diluted net income per share. The fourth quarter includes $176 thousand of noncash compensation expense, net of tax.



Unaudited (In thousands, except per share data)
Quarters Ended 1997                                                 March 31         June 30       Sept. 30           Dec. 31
-------------------                                                 --------         -------       --------           -------

Interest income                                                     $16,563         $16,713         $16,952          $17,132
Interest expense                                                      6,868           6,719           6,875            6,988
                                                                      -----          ------          ------           ------
   Net interest income                                                9,695           9,994          10,077           10,144
Provision for loan losses                                               568             518             407              337
                                                                      -----          ------          ------           ------
   Net interest income after provision for loan losses                9,127           9,476           9,670            9,807

Other income                                                          3,262           2,995           3,086            3,171
Other expense                                                         7,633           7,165           7,795            8,076
                                                                      -----          ------          ------           ------
   Income before income taxes                                         4,756           5,306           4,961            4,902
Income tax expense                                                    1,365           1,521           1,499            1,437
                                                                      -----          ------          ------           ------
   Net income                                                        $3,391          $3,785          $3,462           $3,465

Net income per common share, basic                                    $0.45           $0.50           $0.46            $0.46
Net income per common share, diluted                                   0.45            0.50            0.46             0.45

Weighted average shares outstanding - basic                           7,591           7,572           7,562            7,562
Weighted average shares outstanding - diluted                         7,591           7,572           7,562            7,629

SHAREHOLDER INFORMATION

CORPORATE ADDRESS
The headquarters of Farmers Capital Bank Corporation is located at:

       202 West Main Street
       Frankfort, Kentucky 40601

Direct correspondence to:

       Farmers Capital Bank Corporation
       P.O. Box 309
       Frankfort, Kentucky 40602-0309
       Phone: (502) 227-1600

ANNUAL MEETING
The annual meeting of shareholders of Farmers Capital Bank Corporation will be held Tuesday, May 11, 1999 at 11:00 a.m. at the main office of Farmers Bank & Capital Trust Co., Frankfort, Kentucky.

FORM 10-K
For a copy of Farmers Capital Bank Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission, please write:

       James H. Childers, Secretary
       Farmers Capital Bank Corporation
       P.O. Box 309
       Frankfort, Kentucky 40602-0309

STOCK INFORMATION
Farmers Capital Bank Corporation's stock is traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) SmallCap Market tier of The NASDAQ Stock Market, with sales prices reported under the symbol: FFKT.

NASDAQ MARKET MAKERS
       J.J.B. Hilliard, W.L. Lyons, Inc.           Herzog, Heine, Geduld, Inc.
       (502) 588-8400 or                           (800) 221-3600
       (800) 444-1854

       J.C. Bradford and Co., Inc.                 Knight Securities LP
       (800) 443-8749                              (800)302-9197

       Morgan, Keegan and Company
       (800)260-0280

The Transfer Agent and Registrar for Farmers Capital Bank Corporation is the Farmers Bank & Capital Trust Co.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

KPMG LLP replaced Coopers & Lybrand L.L.P. (the Former Accountant ) as principal accountants for the Registrant on February 28, 1997. The change in the Registrant's independent public accountants was the result of a formal proposal process conducted by an appointed committee involving several accounting firms. The decision to change accountants was approved by the Registrant's Board of Directors.

Neither KPMG LLP's report on the consolidated financial statements for 1998 and 1997 nor the Former Accountant's report on the consolidated financial statements for 1996 contained an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the two most recent fiscal years or subsequent period preceding the change in accountants there were no disagreements with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events.

None of the following occurred during 1996 and 1995:

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

(C) (1) the Former Accountant did not advise the Registrant of the need to expand significantly the scope of its audit, or that information had come to the Former Accountant's attention that if further investigated could (i) materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report (including information that could prevent it from rendering an unqualified report on those financial statements), or (ii) cause it to be unwilling to rely on management's representations or be associated with the Registrant's financial statements, and (2) due to the accountant's dismissal, or for any other reason, the Former Accountant did not so expand the scope of its audit or conduct such further investigations; or

(D) (1) the Former Accountant did not advise the Registrant that information had come to the Former Accountant's attention that it concluded materially impacted the fairness or reliability or either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements issued or to be issued covered by an audit report (including information that, unless resolved to the Former Accountant's satisfaction, would prevent it from rendering an unqualified audit report on those financial statements), and (2) due to the Former Accountant's dismissal, or for any other reason, the issue had not been resolved to the Former Accountant's satisfaction prior to its dismissal.

During the two most recent fiscal years or subsequent interim period prior to engaging KPMG LLP, neither the Registrant, nor anyone on its behalf, consulted KPMG LLP regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, where either a written report was provided to the Registrant or oral advice was provided, that KPMG LLP concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(l)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in paragraph 304(a)(l)(v) of Regulation S-K).

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                    Positions and            Years of Service
                                     Offices With                 With the
Executive Officer         Age         Registrant                Registrant
-----------------         ---         ----------                ----------

Charles S. Boyd            57    Director 1 , President             35*
                                 and CEO

James H. Childers          56    Executive Vice President,          29*
                                 Secretary, General Counsel,
                                 Director 2


Additional information required by Item 10 is hereby incorporated by reference from the Registrant's definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 11, 1999 which will be filed with the Commission in March 1999, pursuant to Regulation 14A.

* Includes years of service with the Registrant and Farmers Bank & Capital Trust Co.

1 Also a director of Farmers Bank, Ky Banking Centers, Farmers Georgetown Bank, United Bank, Lawrenceburg Bank, First Citizens Bank, FCB Services and Money One (prior to the dissolution of Money One in 1996).

2 Also a director of Ky Banking Centers, First Citizens Bank and Farmers Bank & Capital Trust Co.


ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Items 11 through 13 is hereby incorporated by reference from the Registrant's definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 11, 1999 which will be filed with the Commission in April 1999, pursuant to Regulation 14A.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      LIST OF DOCUMENTS AND EXHIBITS                         REFERENCE (PAGE)

         1 & 2    Financial Statements and Schedules

         Report of Independent Accountants                                 30-31

         Consolidated Balance Sheets at
              December 31, 1998 and 1997                                      32

         Consolidated Statements of Income
              for the years ended December 31, 1998, 1997 and 1996            33

         Consolidated Statements of Comprehensive Income
              for the years ended December 31, 1998, 1997 and 1996            34

         Consolidated Statements of Changes in
              Shareholders'  Equity for the years
              ended December 31, 1998, 1997 and 1996                          34

         Consolidated Statements of Cash Flows
              for the years ended December 31, 1998, 1997 and 1996            35

         Notes to the Consolidated Financial Statements                    36-55

All schedules are omitted for the reason they are not required, or are not applicable, or the required information is disclosed elsewhere in the financial statements and related notes thereto.

         3.       Exhibits:

                  16.      Letter re change in certifying accountant
                  21.      Subsidiaries of the Registrant
                  23.      Consent of Independent Auditors
                  27.      Financial Data Schedule (for SEC only)

(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K have been filed by the Registrant during the three month period ended December 31, 1998

(c)      EXHIBITS

         See Index of Exhibits set forth on page 61.

(d)      SEPARATE FINANCIAL STATEMENTS AND SCHEDULES

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FARMERS CAPITAL BANK CORPORATION

                                           By: /s/ Charles S. Boyd
                                           -----------------------
                                           Charles S. Boyd
                                           President and Chief Executive Officer

                                           Date: March 19, 1999
                                           -----------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Charles S. Boyd        President, Chief Executive Officer
-------------------------  and Director (principal executive
Charles S. Boyd            officer of the Registrant)



/s/ Frank W. Sower, Jr.               Chairman                 3/23/99
-------------------------                              -------------------------
Frank W. Sower, Jr.

/s/ G. Anthony Busseni                Director                 3/22/99
-------------------------                              -------------------------
G. Anthony Busseni

/s/ Lloyd C. Hillard, Jr.             Director                 3/19/99
-------------------------                              -------------------------
Lloyd C. Hillard, Jr.

/s/ J.D. Sutterlin                    Director                 3/23/99
-------------------------                              -------------------------
Dr. John D. Sutterlin

/s/ E Bruce Dungan                    Director                 3/22/99
-------------------------                              -------------------------
E. Bruce Dungan

/s/ Harold G Mays                     Director                 3/23/99
-------------------------                              -------------------------
Harold G. Mays

/s/ Cecil Bell, Jr.                   Director                 3/22/99
-------------------------                              -------------------------
Cecil D. Bell, Jr.

/s/ James E. Bondurant                Director                 3/19/99
-------------------------                              -------------------------
James E. Bondurant

/s/ J. Barry Banker                   Director                 3/23/99
-------------------------                              -------------------------
J. Barry Banker

/s/ JH Childers                       Director                 3/19/99
-------------------------                              -------------------------
James H. Childers

/s/ Robert Roach, Jr.                 Director                 3/22/99
-------------------------                              -------------------------
Robert Roach, Jr.

/s/ C Douglas Carpenter      Vice President and CFO            3/19/99
-------------------------    (principal financial and  -------------------------
C. Douglas Carpenter         accounting officer)

                                INDEX OF EXHIBITS




                                                                       Page

16.      Letter re change in certifying accountant                       62

21.      Subsidiaries of the Registrant                                  63

23.      Consent of Independent Auditors                                 64

27.      Financial data Schedule (for SEC use only)

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



/s/Coopers & Lybrand L.L.P.

JFF:jkh

Attachment

                                   Exhibit 21
                         SUBSIDIARIES OF THE REGISTRANT

The following table provides a listing of the direct and indirect operating subsidiaries of the Registrant, the percent of voting stock held by the Registrant as of December 31, 1998 and the jurisdiction of incorporation in which each subsidiary was incorporated or organized.

                                                              Percentage of
                                                                  Voting
                                          Jurisdiction        Stock held by
Subsidiaries of the Registrant          of Incorporation        Registrant
------------------------------          ----------------        ----------

Farmers Bank & Capital Trust Co.            Kentucky               100%

United Bank & Trust Company                 Kentucky               100%

First Citizens Bank                         Kentucky               100%

Lawrenceburg National Bank                  Kentucky               100%

Farmers Bank and Trust Company              Kentucky               100%

Kentucky Banking Centers, Inc.              Kentucky               100%

FCB Services, Incorporated                  Kentucky               100%

Farmers Capital Insurance Company 1         Kentucky

Farmers Bank Realty Co. 1                   Kentucky

Frankfort ATM Ltd. 2                        Kentucky

Leasing One Corporation 1                   Kentucky



1 A wholly-owned subsidiary of Farmers Bank & Capital Trust Co.

2 A fifty (50%) percent owned joint venture of Farmers Bank & Capital Trust Co.

                                   Exhibit 23
                         CONSENT OF INDEPENDENT AUDITORS





The Board of Directors
Farmers Capital Bank Corporation

We consent to incorporation by reference in the registration statement (No. 333-63037) on Form S-8 of Farmers Capital Bank Corporation of our report dated January 29, 1999, relating to the consolidated balance sheets of Farmers Capital Bank Corporation and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1998, which report appears in the December 31, 1998 annual report on Form 10-K of Farmers Capital Bank Corporation.

                                  /s/ KPMG LLP

Louisville, Kentucky
March 23, 1999