Form 10-Q
period 1999-03-31
FARMERS CAPITAL BANK CORP
filed 1999-05-11
CIK 713095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                         For the transition period from
                          ____________ to ____________

                         Commission File Number 0-14412

                        Farmers Capital Bank Corporation
             (Exact name of registrant as specified in its charter)

                  Kentucky                                   61-1017851
---------------------------------------------          ---------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
or organization)                                       Identification Number)

P.O. Box 309, 202 West Main Street
Frankfort, Kentucky                                             40602
----------------------------------------                      ----------
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

                    Common stock, par value $0.125 per share
                   7,488,577 shares outstanding at May 7, 1999


                                                TABLE OF CONTENTS


Part I - Financial Information                                                               Page No.
------------------------------                                                               --------
     Item 1 - Financial Statements

         Unaudited Consolidated Balance Sheets -
             March 31, 1999 and December 31, 1998                                                3

         Unaudited Consolidated Statements of Income -
             For the Three Months Ended
             March 31, 1999 and March 31, 1998                                                   4

         Unaudited Consolidated Statements of Comprehensive Income -
             For the Three Months Ended
             March 31, 1999 and March 31, 1998                                                   5

         Unaudited Consolidated Statements of Cash Flows -
             For the Three Months Ended
             March 31, 1999 and March 31, 1998                                                   6

         Unaudited Consolidated Statements of Changes in Shareholders' Equity -
             For the Three Months Ended
             March 31, 1999 and March 31, 1998                                                   7

         Notes to Consolidated Financial Statements                                              8

     Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                              8

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk                        14

Part II - Other Information
---------------------------

     Item 6 - Exhibits and Reports on Form 8-K                                                  14

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                       March 31,    December 31,
 (In thousands, except share data)                       1999            1998
 ---------------------------------                       ----            ----

ASSETS
Cash and cash equivalents:
    Cash and due from banks                             $76,273         $38,385
    Interest bearing deposits in other banks              1,867           1,914
    Federal funds sold and securities purchased
         under agreements to resell                      27,995          51,535
                                                        -------          ------
         Total cash and cash equivalents                106,135          91,834

Investment securities:
    Available for sale                                  185,703         191,487
    Held to maturity                                     69,526          71,369
                                                        -------         -------
         Total investment securities                    255,229         262,856

Loans, net of unearned income                           600,870         604,683
Allowance for loan losses                                (9,030)         (9,048)
                                                        -------         -------
         Loans, net                                     591,840         595,635

Premises and equipment, net                              25,205          24,861
Other assets                                             17,267          17,152
                                                        -------         -------
         Total assets                                  $995,676        $992,338
                                                        =======         =======
LIABILITIES
Deposits:
    Noninterest bearing                                $159,079        $123,741
    Interest bearing                                    665,746         706,260
                                                        -------         -------
         Total deposits                                 824,825         830,001

Securities sold under agreements to repurchase           34,006          26,324
Other borrowed funds                                      3,351           3,926
Dividends payable                                         2,103           2,113
Other liabilities                                         6,765           6,135
                                                        -------         -------
         Total liabilities                              871,050         868,499

Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock, par value $0.125 per share;
    9,608,000 shares authorized; 7,506,783
    and 7,520,465 shares issued and
    outstanding at March 31, 1999 and
    December 31, 1998, respectively                         938             940
Capital surplus                                          10,742          10,520
Retained earnings                                       112,946         112,010
Accumulated other comprehensive income                                      369
                                                        -------         -------
         Total shareholders' equity                     124,626         123,839
                                                        -------         -------
         Total liabilities and shareholders' equity    $995,676        $992,338
                                                        =======         =======

See accompanying notes to consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
Three months ended March 31,                              1999            1998
----------------------------                              ----            ----

INTEREST INCOME
Interest and fees on loans                              $13,177         $13,381
Interest on investment securities:
    Taxable                                               2,337           1,991
    Nontaxable                                              903             766
Interest on deposits in other banks                          28              53
Interest on federal funds sold and securities
    purchased under agreements to resell                    587             837
                                                         ------          ------
       Total interest income                             17,032          17,028

INTEREST EXPENSE
Interest on deposits                                      6,334           6,675
Interest on other borrowed funds                            508             497
                                                         ------          ------
       Total interest expense                             6,842           7,172
                                                         ------          ------
    Net interest income                                  10,190           9,856

Provision for loan losses                                   194             232
                                                         ------          ------
    Net interest income after provision
        for loan losses                                   9,996           9,624

NONINTEREST INCOME
Service charges and fees on deposits                      1,221           1,277
Other service charges, commissions, and fees              1,053           1,047
Data processing income                                      323             364
Trust income                                                320             298
Investment securities gains                                   3             100
(Loss) gain on sale of loans                                 (5)              5
Other                                                        99             145
                                                         ------          ------
       Total noninterest income                           3,014           3,236

NONINTEREST EXPENSE
Salaries and employee benefits                            4,431           4,195
Occupancy expenses, net                                     559             499
Equipment expenses                                          736             669
Data processing expense                                     182             296
Bank franchise tax                                          252             264
Other                                                     1,973           1,924
                                                         ------          ------
       Total noninterest expense                          8,133           7,847
                                                         ------          ------
       Income before income taxes                         4,877           5,013
Income tax expense                                        1,374           1,431
                                                         ------          ------
Net income                                               $3,503          $3,582
                                                         ======          ======
NET INCOME PER COMMON SHARE
    Basic and diluted                                      $.47            $.47

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic and diluted                                     7,514           7,559

See accompanying notes to consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three months ended March 31, (In thousands)                                 1999             1998
-------------------------------------------                                 ----             ----

NET INCOME                                                                $3,503           $3,582
Other comprehensive income:
    Unrealized holding loss on available for sale securities arising during the period, net of tax of $181 and $45 in 1999 and 1998,
       respectively                                                         (351)             (87)
    Reclassification adjustment for prior period unrealized gain recognized during current period, net of tax of $9 and $36
           in 1999 and 1998, respectively                                    (18)             (70)
                                                                           -----            -----
       Other comprehensive loss                                             (369)            (157)
                                                                            ----            -----
COMPREHENSIVE INCOME                                                      $3,134           $3,425
                                                                           =====            =====

See accompanying notes to consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31, (In thousands)                                 1999            1998
-------------------------------------------                                 ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                            $3,503          $3,582
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                         720             633
       Net amortization of securities
          premiums and discounts:
             Available for sale                                              (49)            (25)
             Held to maturity                                                 26             104
       Provision for loan losses                                             194             232
       Noncash compensation expense                                          231
       Mortgage loans originated for sale                                 (7,726)         (5,878)
       Proceeds from sale of mortgage loans                                5,806           5,658
       Deferred income tax expense (benefit)                                  55              (1)
       Loss (gain) on sale of mortgage loans                                   5              (5)
       Gain on sale of available for sale investment securities               (3)           (100)
       Decrease in accrued interest receivable                               122             419
       Increase in other assets                                             (367)           (874)
       (Decrease) increase in accrued interest payable                       (30)            163
       Increase in other liabilities                                         795             754
                                                                           -----           -----
    Net cash provided by operating activities                              3,282           4,662

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturity or call of investment securities:
       Available for sale                                                 78,426          45,886
       Held to maturity                                                    1,817           7,084
    Proceeds from sale of available for sale investment securities         5,028          25,394
    Purchase of investment securities:
       Available for sale                                                (78,177)        (69,615)
       Held to maturity                                                                   (6,809)
    Loans originated for investment, net of principal collected            5,516          10,062
    Purchase of premises and equipment                                      (934)         (2,888)
                                                                          ------          ------
Net cash provided by investing activities                                 11,676           9,114

CASH FLOWS FROM FINANCING ACTIVITIES
    Net decrease in deposits                                              (5,176)        (67,125)
    Dividends paid                                                        (2,113)         (1,815)
    Purchase of common stock                                                (482)           (215)
    Stock options exercised                                                    7
    Net increase (decrease) in other borrowed funds                        7,107         (10,303)
                                                                           -----          ------
    Net cash used in financing activities                                   (657)        (79,458)
                                                                          ------          ------
Net increase (decrease) in cash and cash equivalents                      14,301         (65,682)

Cash and cash equivalents at beginning of year                            91,834         186,740
                                                                         -------         -------
Cash and cash equivalents at end of period                              $106,135        $121,058
                                                                         =======         =======
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
    Interest                                                              $6,872          $7,009
    Income taxes                                                             350
    Cash dividend declared and unpaid                                      2,103           1,814

See accompanying notes to consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                             Accumulated            Total
(In thousands, except per share data)         Common Stock      Capital     Retained     Other Comprehensive    Shareholders
Three months ended March 31, 1999 and 1998  Shares    Amount    Surplus     Earnings        Income (Loss)          Equity
------------------------------------------  ------    ------    -------     --------        -------------          ------

Balance at December 31, 1998              7,520        $940   $10,520      $112,010            $369             $123,839

Net Income                                                                    3,503                                3,503
Other comprehensive loss                                                                       (369)                (369)
Cash dividends declared, $.28 per share                                      (2,103)                              (2,103)
Purchase of common stock                    (14)         (2)      (16)         (464)                                (482)
Stock options exercised, including
    related tax benefits                      1                     7                                                  7
Effect of noncash compensation
    attributed to stock option grants                             231                                                231
                                          -----         ---    ------       -------             ---              -------
Balance at March 31, 1999                 7,507        $958   $10,742      $112,946               0             $124,626
                                          =====         ===    ======       =======             ===              =======



Balance at December 31, 1997              7,562        $945    $8,894      $107,105            $100             $117,044

Net Income                                                                    3,582                                3,582
Other comprehensive loss                                                                       (157)                (157)
Cash dividends declared, $.24 per share                                      (1,814)                              (1,814)
Purchase of common stock                     (7)         (1)       (8)         (206)                                (215)
                                          -----         ---    ------       -------             ---              -------
Balance at March 31, 1998                 7,555        $944    $8,886      $108,667            $(57)            $118,440
                                          =====         ===    ======       =======             ===              =======

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Farmers Capital Bank Corporation (the "Company"), a bank holding company, and its subsidiaries, including its principal subsidiary, Farmers Bank & Capital Trust Company. All significant intercompany transactions and accounts have been eliminated in consolidation. The Company's banking operations are considered by management to be aggregated into one reporting operating segment.

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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998

2.   RECLASSIFICATIONS

Certain reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation. These reclassifications do not affect net income or shareholders' equity as previously reported.

3.   STOCK SPLIT

On January 26, 1998, the Company's Board of Directors approved a two-for-one stock split of its common stock. The stock split was effective July 1, 1998 for holders of record on June 1, 1998. The stock split increased the Company's outstanding common shares from 3,777,620 to 7,555,240 shares on July 1, 1998. Accordingly, all references in the Consolidated Financial Statements, Footnotes, and Supplementary data to the number of shares, per share amounts, and market prices of the Company's common stock have been restated to give retroactive recognition to the stock split.

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

RESULTS OF OPERATIONS

                    First Quarter 1999 vs. First Quarter 1998
                    -----------------------------------------

The Company reported earnings of $3.5 million or $.47 per diluted share for the first quarter of 1999, compared to earnings of $3.6 million or $.47 per diluted share for the first quarter of 1998.

Return on average assets was 1.43% for the first quarter of 1999, compared to 1.55% reported for the same period of 1998. Return on average equity was 11.55% for the first quarter of 1999, a decrease from 12.39% during the same period of 1998.

Net Interest Income
-------------------

Net interest income totaled $10.2 million for the first quarter of 1999, an increase of $334 thousand or 3.4% compared to $9.9 million for the first quarter 1998. Interest income was $17.0 million for the first quarter of 1999, relatively unchanged from the same period a year earlier. Interest expense totaled $6.8 million for the current quarter, a decrease of $330 thousand or 4.6% compared to the previous year period.

Interest and fees on loans decreased $204 thousand or 1.5% to $13.2 million despite a $21.6 million or 3.7% increase in average loans. The decrease in interest and fees on loans was primarily attributed to a 46 basis point decrease in the average rate earned on loans. Interest on taxable securities increased $346 thousand or 17.4% and interest on nontaxable securities increased $137 thousand or 17.9%. The increase in interest income on both taxable and nontaxable securities is primarily the result of increases in the average balances of each category. The average balance of taxable securities increased $32.8 million or 24.8% and average nontaxable securities increased $12.6 million or 17.4%. Interest on short term investments, including time deposits in other banks, federal funds sold, and securities purchased under agreements to resell decreased $275 thousand or 30.9%. The decrease is due to a combination of a $12.8 million decrease in the average balance of these investments and a 77 basis point decrease in the average rate earned.

Interest expense on deposits decreased $341 thousand or 5.1% due primarily to a 38 basis point decrease in the average rates paid on deposits. Interest expense on time deposits decreased $195 thousand or 4.4%. Interest expense on interest bearing demand deposits decreased $102 thousand or 9.3% and interest expense on savings deposits decreased $44 thousand or 3.6%. Interest expense on short term borrowings increased $16 thousand or 3.7% due primarily to an increase in the average outstanding borrowings of $5.9 million.

The net interest margin, on a tax equivalent basis, decreased to 4.80% during the first quarter of 1999 compared to 4.82% in the first quarter of 1998. The spread between rates earned and paid for the first quarter of 1999 increased 4 basis points to 4.03% compared to the same period a year earlier.

Noninterest Income
------------------

Noninterest income decreased $222 thousand or 6.9% to $3.0 million for the first quarter of 1999. Service charges and fees on deposits decreased $56 thousand or 4.4%. Other service charges, commissions, and fees remained relatively unchanged at $1.1 million. Data processing income decreased $41 thousand or 11.3%. Trust fees increased 7.4% to $320 thousand. Gains on the sale of available for sale investment securities totaled $3 thousand, a decrease of $97 thousand compared to the prior year. Other noninterest income decreased $56 thousand in 1999 compared to 1998.

Noninterest Expense
-------------------

Total noninterest expenses increased $286 thousand or 3.6% from the first quarter of 1998 to $8.1 million. Salaries and employee benefits, the largest component of noninterest expense, increased $236 thousand or 5.6%. The increase in salaries and employee benefits is primarily attributed to $231 thousand in noncash compensation expense recorded in the current quarter attributed to the Company's stock option plan. No such expense was recorded in the first quarter of 1998. Occupancy expense, net of rental income, increased $60 thousand to $559 thousand. The increase is partially attributed to the Company's efforts to expand into new markets. Equipment expense increased $67 thousand or 10.0%. Data processing expense decreased $114 thousand to $182 thousand. The decrease in data processing expense is primarily attributed to a decrease in credit card interchange expenses, which is the result of a lower volume of credit card transactions. Bank franchise taxes decreased $12 thousand to $252 thousand. Other noninterest expenses increased $49 thousand to $2.0 million for the quarter ended March 31, 1999.

Income Taxes
------------

Income tax expense for the quarter ended March 31, 1999 was $1.4 million, unchanged from the first quarter of 1998. The first quarter 1999 effective tax rate was 28.2%, a decrease of 40 basis points from 28.6% for the first quarter of 1998.



FINANCIAL CONDITION

Total assets were $996 million on March 31, 1999, an increase of $3.3 million or less than 1% from December 31, 1998. Total assets and deposits are affected by the relationship between the Company's principal subsidiary, Farmers Bank & Capital Trust Co., and the Commonwealth of Kentucky. Farmers Bank provides various services to state agencies of the Commonwealth. As the depository for the Commonwealth, these agencies issue checks drawn on Farmers Bank, including paychecks and state income tax refunds. Farmers Bank also processes vouchers for the WIC (Women, Infants and Children) program for the Cabinet for Human Resources. The Bank's investment department provides service to both the Kentucky Retirement and Teacher's Retirement Systems. As the depository for the Commonwealth, large fluctuations in deposits are likely to occur on a daily basis. Total assets averaged $992 million for the first quarter of 1999, an increase of $37 million or 3.9% from year end 1998.

Loans
-----

Loans, net of unearned income, decreased $3.8 million or less than 1% from December 31, 1998 to $601 million. Average loans, net of unearned income increased $11.6 million or 2.0%. On average, loans represented 67% of earning assets compared to 68% at year end 1998. As loan demand fluctuates, the available funds are redirected between either temporary investments or investment securities.

Allowance for Loan Losses
-------------------------

The provision for loan losses decreased $38 thousand or 16.4% compared to the first quarter 1998. The Company recorded net charge-offs of $212 thousand in the first quarter of 1999, a slight decrease compared to net charge-offs of $215 thousand in the same period of 1998. The allowance for loan losses was 1.5% of net loans for the first quarter of 1999, unchanged from year end 1998. Management continues to emphasize collection efforts and evaluation of risks within the portfolio.

Nonperforming Assets
--------------------

Nonperforming assets, consisting of nonaccrual loans, restructured loans, loans past due ninety days or more on which interest in still accruing, other real estate owned, and other foreclosed assets, totaled $4.4 million on March 31, 1999, a decrease of $239 thousand or 5.1% from year end 1998. Nonperforming assets to total equity decreased from 3.8% at year end 1998 to 3.6% at March 31, 1999. Nonperforming loans as a percentage of net loans decreased from .48% at year end to .46%.

Other real estate owned, which had a balance of $1.7 million at year end 1998, decreased to $1.6 million as of March 31, 1999.

Temporary Investments
---------------------

Time deposits with banks, federal funds sold and securities purchased under agreements to resell averaged $51.2 million, a decrease of $3.0 million or 5.6% from year end 1998.

Investment Securities
---------------------

Investment securities were $255 million on March 31, 1999, a decrease of $7.6 million or 2.9% from year end 1998. Available for sale and held to maturity securities were $186 and $69 million, respectively. Investment securities averaged $250 million for the first quarter of 1999, an increase of $28.4 million or 12.8% from year end 1998. The unrealized gain on available for sale investment securities decreased $369 thousand, net of tax, during the quarter ending March 31, 1999.

Deposits
--------

Total deposits decreased $5.2 million or less than 1%, from year end 1998 to $825 million. Noninterest bearing deposits increased $35.3 million or 28.6% while interest bearing deposits have decreased $40.5 million or 5.7%. The increase in noninterest bearing deposits is primarily due to the relationship between the Company's principal subsidiary and the Commonwealth of Kentucky as described in preceding sections of this report. Deposits averaged $821 million, an increase of $32.3 million or 4.1% from year end 1998.

Borrowed Funds
--------------

Borrowed funds totaled $37.4 million, an increase of $7.1 million or 23.5% from year end 1998. This increase is due primarily to repurchase agreements entered into with the Commonwealth of Kentucky. Fluctuations occur due to the relationship with the Commonwealth as described under the caption "FINANCIAL CONDITION". Borrowed funds averaged $41.2 million for the first quarter of 1999, an increase of $1.9 million or 4.7%.

LIQUIDITY

The liquidity of the Parent Company is primarily affected by the receipt of dividends from its subsidiary banks and cash balances maintained. As of March 31, 1999 combined retained earnings of the subsidiary banks were $51.0 million, of which $11.7 million was available for the payment of dividends to the Parent Company without obtaining prior approval from bank regulatory agencies. As a practical matter, payment of future dividends is also subject to the maintenance of other capital ratio requirements. Management expects that in the aggregate its subsidiary banks will continue to have the ability to dividend adequate funds to the Parent Company during the remainder of 1999. The Parent Company had cash balances of $30.4 million on March 31, 1999.

The Company's objective as it relates to liquidity is to insure that subsidiary banks have funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability. In order to maintain a proper level of liquidity, the banks have several sources of funds available on a daily basis which can be used for liquidity purposes.

These sources of funds primarily include the subsidiary banks' core deposits, consisting of both business and nonbusiness deposits; cash flow generated by repayment of loan principal and interest; and federal funds purchased and securities sold under agreements to repurchase.

For the longer term, the liquidity position is managed by balancing the maturity structure of the balance sheet. This process allows for an orderly flow of funds over an extended period of time.

Liquid assets consist of cash and due from banks, short-term investments, and securities available for sale. At March 31, 1999, such assets totaled $292 million, an increase of $9 million from year end 1998. Net cash provided by operating activities totaled $3.3 million for the first quarter of 1999, a decrease of $1.4 million compared to the same quarter last year. The decrease is primarily due to an increase in net mortgage loans originated for sale of $1.7 million for the current quarter. Net cash provided by investing activities was $11.7 million for the current quarter, an increase of $2.6 million. The increase is a result of an increase in net securities purchased of $5.2 million, a decrease in net loans originated for investment of $ 4.5 million, and a decrease in premises and equipment purchases of $2.0 million. Net cash used in financing activities was $657 thousand for the period ended March 31, 1999 compared to $79.5 million in the same period in 1998. The decrease is primarily attributed to a $61.9 million decrease in net cash used related to deposits and a $17.4 million increase in net cash provided related to other borrowed funds.



CAPITAL RESOURCES

Shareholders' equity was $125 million on March 31, 1999, an increase of $787 thousand from year end 1998. The Company purchased 14 thousand shares of its outstanding common stock during the first quarter of 1999 for a total cost of $482 thousand. The Company issued 285 shares of common stock during the first quarter pursuant to its nonqualified employee stock option plan. Dividends of $2.1 million or $.28 per share were declared during the first quarter of 1999, an increase of 16.7% per share compared to the first quarter of 1998.

Consistent with the objective of operating a sound financial organization, the Company's goal is to maintain capital ratios well above the regulatory requirements. The Company's capital ratios as of March 31, 1999, the regulatory minimums and the regulatory standard for a "well capitalized" institution are as follows:


                            Farmers Capital       Regulatory            Well
                           Bank Corporation         Minimum          Capitalized
                           ----------------         -------          -----------

Tier 1 risk based                 19.30%             4.00%              6.00%
Total risk based                  20.55%             8.00%             10.00%
Leverage                          12.45%             4.00%              5.00%

The capital ratios of all the subsidiary banks, on an individual basis, were in excess of the applicable minimum regulatory capital ratio requirements at March 31, 1999.

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

FCB Services, the Company's data processing subsidiary, provides essential support for virtually all of the Company's subsidiaries as well as providing data processing services to unrelated third party banks. Therefore, it is vital that the Year 2000 issues are successfully resolved in a timely matter. Failure to appropriately examine and correct systems that are critical to the Company's operations could have a material adverse effect on its operations and financial performance. The Company's plan for achieving compliance is not only focused on its own data processing systems, but also on the compliance of its customers and other third parties. In particular, commercial loan customers that are not Year 2000 compliant could become a repayment risk. Therefore, the Company is continuing to inform its significant commercial loan customers of the need to become Year 2000 compliant. The Company's initial assessment of commercial loan customers indicates no material impact to the Company. However, the Company will continue to monitor this risk on an ongoing basis.

The Company has formed an oversight committee to coordinate the Year 2000 compliance process. This process has been divided into five phases as prescribed by regulatory guidelines. These phases include awareness, assessment, renovation, validation, and implementation. The awareness, assessment, and renovation phases generally include defining the Year 2000 problem and gaining executive level support for the resources necessary to perform compliance tasks; establishing a team to develop an overall strategy; assessing the size and complexity of the problem and detailing the magnitude of the effort necessary to address the issues, including noninformation technology systems that are dependent on embedded microchips; and addressing the need for computer code enhancements, hardware and software upgrades, system replacements, vendor certification, and other associated changes. These first three phases are complete. The primary results of the first three phases are as follows:
procedures were established to verify that all new purchases are Year 2000 compliant; the assessment of mission critical applications was completed in September 1997; and a new Year 2000 compliant mainframe computer was placed into service in May 1998.

The validation and implementation phases consist primarily of testing the changes made to any hardware or software component and to the certification of Year 2000 compliance. In addition to testing upgraded components, connections with other systems must be verified, and all changes should be accepted by internal and external users. As with other phases, the Company will be in ongoing discussions with its vendors, customers, and other third parties regarding the success of their validation efforts. However, the Company cannot control the success of those efforts. The validation and implementation phases of the Company's plan are substantially complete. Testing of mission critical systems is complete and have resulted in satisfactory results. Testing of noncritical systems is substantially complete and have also resulted in satisfactory results. The Company currently plans to complete the testing of its remaining noncritical systems by the end of June 1999. Although mission critical testing is complete and noncritical system testing is substantially complete, the Company will continue to monitor and evaluate these systems throughout the remainder of 1999 and into the year 2000 and take appropriate action where necessary.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

There have been no material changes in the Company's market risk from December 31, 1998. For information regarding the Company's market risk, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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


Date:  5/11/99                  /s/ Charles S. Boyd
--------------                  -------------------
                                Charles Scott Boyd,
                                President and CEO (Principal Executive Officer)


Date:  5/11/99                  /s/ Cecil Douglas Carpenter
--------------                  ---------------------------
                                Cecil Douglas Carpenter
                                Vice President and CFO (Principal Financial and
                                Accounting Officer)

                                   Exhibit 11
                 Statement re computation of per share earnings
                 ----------------------------------------------



(In thousands, except per share data)
Three months ended March 31,                         1999             1998
----------------------------                         ----             ----


Net income, basic and diluted                     $ 3,503         $  3,582
                                                  =======         ========

Average shares outstanding, basic and diluted       7,514            7,559
                                                    =====            =====

Net income per share, basic and diluted           $   .47         $    .47