Form 10-Q
period 1999-06-30
FARMERS CAPITAL BANK CORP
filed 1999-08-11
CIK 713095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

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

                    Common stock, par value $0.125 per share
                 7,456,385 shares outstanding at August 6, 1999



                                           TABLE OF CONTENTS


Part I - Financial Information                                                               Page No.
------------------------------                                                               --------
     Item 1 - Financial Statements

         Unaudited Consolidated Balance Sheets -
             June 30, 1999 and December 31, 1998                                                 3

         Unaudited Consolidated Statements of Income -
             For the Three Months and Six Months Ended
             June 30, 1999 and June 30, 1998                                                     4

         Unaudited Consolidated Statements of Comprehensive Income -
             For the Three Months and Six Months Ended
             June 30, 1999 and June 30, 1998                                                     5

         Unaudited Consolidated Statements of Cash Flows -
             For the Six Months Ended
             June 30, 1999 and June 30, 1998                                                     6

         Unaudited Consolidated Statements of Changes in Shareholders' Equity -
             For the Six Months Ended
             June 30, 1999 and June 30, 1998                                                     7

         Notes to Consolidated Financial Statements                                              8

     Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                              9

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk                        16

Part II - Other Information
---------------------------

     Item 1 - Legal Proceedings                                                                 16

     Item 4 - Submission of Matters to a Vote of Security Holders                               16

     Item 6 - Exhibits and Reports on Form 8-K                                                  17

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                       June 30,     December 31,
(In thousands, except share data)                        1999           1998
---------------------------------                      --------     ------------

ASSETS
 Cash and cash equivalents:
    Cash and due from banks                             $80,365        $38,385
    Interest bearing deposits in other banks              1,296          1,914
    Federal funds sold and securities purchased
         under agreements to resell                      26,210         51,535
                                                        -------         ------
         Total cash and cash equivalents                107,871         91,834


Investment securities:
    Available for sale                                  181,756        191,487
    Held to maturity                                     67,217         71,369
                                                        -------        -------
         Total investment securities                    248,973        262,856

Loans, net of unearned income                           617,096        604,683
Allowance for loan losses                                (9,256)        (9,048)
                                                        -------        -------
         Loans, net                                     607,840        595,635

Premises and equipment, net                              24,987         24,861
Other assets                                             16,968         17,152
                                                     ----------       --------
         Total assets                                $1,006,639       $992,338
                                                     ==========       ========

LIABILITIES
Deposits:
    Noninterest bearing                                $146,673       $123,741
    Interest bearing                                    662,209        706,260
                                                        -------        -------
         Total deposits                                 808,882        830,001

Securities sold under agreements to repurchase           60,898         26,324
Other borrowed funds                                      3,768          3,926
Dividends payable                                         2,096          2,113
Other liabilities                                         7,165          6,135
                                                        -------        -------
         Total liabilities                              882,809        868,499

Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock, par value $0.125 per share;
    9,608,000  shares  authorized;  7,472,976
    and  7,555,240  shares issued and
    outstanding at June 30, 1999 and
    December 31, 1998, respectively                         934            940
Capital surplus                                          11,011         10,520
Retained earnings                                       113,324        112,010
Accumulated other comprehensive (loss) income            (1,439)           369
                                                        -------        -------
         Total shareholders' equity                     123,830        123,839
                                                     ----------       --------
         Total liabilities and shareholders' equity  $1,006,639       $992,338
                                                     ==========       ========

See accompanying notes to consolidated financial statements.



UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                              Three Months Ended              Six Months Ended
                                                                    June 30                        June 30
(In thousands, except per share data)                       1999              1998           1999           1998
-------------------------------------                       ----              ----           ----           ----
INTEREST INCOME
Interest and fees on loans                                $13,473           $13,540        $26,650         $26,921
Interest on investment securities:
    Taxable                                                 2,318             2,159          4,655           4,150
    Nontaxable                                              1,016               918          1,919           1,684
Interest on deposits in other banks                             9                33             37              86
Interest on federal funds sold and securities
    purchased under agreements to resell                      274               644            861           1,481
                                                           ------            ------         ------          ------
       Total interest income                               17,090            17,294         34,122          34,322

INTEREST EXPENSE
Interest on deposits                                        6,253             6,760         12,587          13,435
Interest on other borrowed funds                              452               505            960           1,002
                                                           ------            ------         ------          ------
       Total interest expense                               6,705             7,265         13,547          14,437
                                                           ------            ------         ------          ------
    Net interest income                                    10,385            10,029         20,575          19,885

Provision for loan losses                                     441               202            635             434
                                                           ------            ------         ------          ------
    Net interest income after provision for loan losses     9,944             9,827         19,940          19,451

NONINTEREST INCOME
Service charges and fees on deposits                        1,329             1,302          2,550           2,579
Other service charges, commissions, and fees                1,013             1,008          2,066           2,055
Data processing income                                        391               426            714             790
Trust income                                                  326               307            646             605
Investment securities gains                                    46                               49             100
(Loss)Gain on sale of loans                                   (44)                1            (49)              6
Other                                                         132               143            231             288
                                                           ------            ------         ------          ------
       Total noninterest income                             3,193             3,187          6,207           6,423

NONINTEREST EXPENSE
Salaries and employee benefits                              4,487             4,975          8,918           9,170
Occupancy expenses, net                                       552               534          1,111           1,033
Equipment expenses                                            723               676          1,459           1,345
Data processing expense                                       167               252            349             548
Bank franchise tax                                            274               282            526             546
Other                                                       2,096             2,084          4,069           4,008
                                                           ------            ------         ------          ------
       Total noninterest expense                            8,299             8,803         16,432          16,650
                                                           ------            ------         ------          ------
       Income before income taxes                           4,838             4,211          9,715           9,224

Income tax expense                                          1,170             1,043          2,544           2,474
                                                           ------            ------         ------          ------
Net income                                                 $3,668            $3,168         $7,171          $6,750
                                                           ======            ======         ======          ======

NET INCOME PER COMMON SHARE
    Basic and diluted                                        $.49              $.42           $.96            $.89

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                                   7,488             7,555          7,501           7,557
    Diluted                                                 7,488             7,594          7,501           7,559

See accompanying notes to consolidated financial statement



UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                              Three Months Ended              Six Months Ended
                                                                    June 30                        June 30
(In Thousands)                                              1999               1998           1999            1998
--------------                                              ----               ----           ----            ----
NET INCOME                                                $3,668             $3,168         $7,171          $6,750
Other comprehensive income:
    Unrealized holding (loss)gain on available for sale
    securities arising during the period, net of tax
    of $732, $48, $895, and $3, respectively             (1,421)                93         (1,737)              6
Reclassification adjustment for prior period
    unrealized gain recognized during current period,
    net of tax of $9, $0, $37, and $36, respectively.       (18)                              (71)            (70)
                                                          -----              -----          -----           -----
Other comprehensive (loss) income                        (1,439)                93         (1,808)            (64)
                                                         ------             ------         ------          ------
COMPREHENSIVE INCOME                                     $2,229             $3,261         $5,363          $6,686
                                                         ======             ======         ======          ======

See accompanying notes to consolidated financial statements.



UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended June 30, (In thousands)                                      1999                       1998
----------------------------------------                                      ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                               $7,171                     $6,750
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                          1,451                      1,274
       Net amortization of investment security
          premiums and discounts:
             Available for sale                                                 (97)                        24
             Held to maturity                                                    17                        123
       Provision for loan losses                                                635                        434
       Noncash compensation expense                                             518                        870
       Mortgage loans originated for sale                                    (7,776)                    (7,988)
       Proceeds from sale of mortgage loans                                  10,257                      8,085
       Deferred income tax expense(benefit)                                      60                       (305)
       Loss(gain) on sale of mortgage loans                                      49                         (6)
       Gain on sale of available for sale investment securities                 (49)                      (100)
       Gain on sale of premises and equipment                                    (7)                        (1)
       Decrease(increase) in accrued interest receivable                        569                       (303)
       Increase in other assets                                                 (40)                    (1,491)
       (Decrease)increase in accrued interest payable                          (151)                        91
       Increase in other liabilities                                          1,447                        232
                                                                             ------                      -----
    Net cash provided by operating activities                                14,054                      7,689


CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturities and calls of investment securities:
       Available for sale                                                    91,777                     51,833
       Held to maturity                                                       4,134                     11,890
    Proceeds from sale of available for sale investment securities           13,397                     25,394
    Purchase of investment securities:
       Available for sale                                                   (98,036)                  (115,721)
       Held to maturity                                                                                 (6,649)
    Loans originated for investment, net of principal collected             (15,370)                   (12,261)
    Purchases of premises and equipment                                      (1,523)                    (4,182)
    Proceeds from sale of equipment                                             214                          1
                                                                              -----                     ------
Net cash used in investing activities                                        (5,407)                   (49,695)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net decrease in deposits                                                (21,119)                   (43,109)
    Dividends paid                                                           (4,216)                    (3,629)
    Purchase of common stock                                                 (1,721)                      (215)
    Stock options exercised                                                      30
    Net increase(decrease) in other borrowed funds                           34,416                     (1,385)
                                                                              -----                     ------
    Net cash provided by (used in) financing activities                       7,390                    (48,338)
                                                                             ------                     ------
Net increase(decrease) in cash and cash equivalents                          16,037                    (90,344)

Cash and cash equivalents at beginning of year                               91,834                    186,740
                                                                           --------                    -------
Cash and cash equivalents at end of period                                 $107,871                    $96,396
                                                                           ========                    =======

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
    Interest                                                                $13,698                    $14,346
    Income taxes                                                              2,575                      2,405
Cash dividend declared and unpaid                                             2,096                      1,813

See accompanying notes to consolidated financial statements.



UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                            Accumulated            Total
(In thousands, except per share data)        Common Stock       Capital     Retained    Other Comprehensive    Shareholders'
Six months ended June 30, 1999 and 1998     Shares  Amount      Surplus     Earnings       Income(Loss)           Equity
---------------------------------------     ------  ------      -------     --------       ------------           ------

Balance at December 31, 1998                7,520     $940      $10,520     $112,010            $369              $123,839

Net Income                                                                     7,171                                 7,171
Other comprehensive loss                                                                      (1,808)               (1,808)
Cash dividends declared, $.56 per share                                       (4,199)                               (4,199)
Purchase of common stock                      (48)      (6)        (57)       (1,658)                               (1,721)
Stock options exercised, including
    related tax benefits                        1                   30                                                  30
Effect of noncash compensation
    attributed to stock option grants                              518                                                 518
                                            -----     ----     -------      --------         -------              --------
Balance at June 30, 1999                    7,473     $934     $11,011      $113,324         $(1,439)             $123,830
                                            =====     ====     =======      ========         =======              ========






Balance at December 31, 1997                7,562     $945      $8,894      $107,105            $100              $117,044

Net Income                                                                     6,750                                 6,750
Other comprehensive loss                                                                         (64)                  (64)
Cash dividends declared, $.48 per share                                       (3,628)                               (3,628)
Purchase of common stock                       (7)      (1)         (8)         (206)                                 (215)
Effect of noncash compensation
    attributed to stock options grant                              870                                                 870
                                            -----     ----     -------      --------         -------              --------
Balance at June 30, 1998                    7,555     $944      $9,756      $110,021             $36              $120,757
                                            =====     ====     =======      ========         =======              ========

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

The financial information presented as of any date other than December 31 has been prepared from the books and records of the Company without audit. The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and the footnotes required by generally accepted accounting principles for complete statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

RESULTS OF OPERATIONS

                   Second Quarter 1999 vs. Second Quarter 1998
                   -------------------------------------------

The Company reported net income of $3.7 million or $.49 per diluted share for the second quarter of 1999 compared to net income of $3.2 million or $.42 per diluted share for the second quarter of 1998. The increase in net income is primarily attributed to a reduction in salaries and employee benefits of $488,000 or 9.8% and an increase in net interest income of $356,000 or 3.5%

Return on average assets was 1.49% for the second quarter of 1999 compared to 1.35% reported for the same period of 1998. Return on average equity was 11.81% for the second quarter of 1999, an increase of 112 basis points from 10.69% in the same period of 1998.

Net Interest Income
-------------------

Net interest income totaled $10.4 million for the second quarter of 1999, an increase of $356 thousand or 3.5% over the second quarter of 1998. Total interest income was $17.1 million for the second quarter of 1999, a decrease of $204 thousand or 1.2%. Total interest expense was $6.7 million for the current quarter, a decrease of $560 thousand or 7.7% compared to the same period in 1998. The decrease in interest expense is due primarily to a 47 basis point decrease in the average rate paid on interest bearing liabilities.

Interest and fees on loans decreased $67 thousand despite an increase in average loans of $23.5 million in the comparison. The decrease is primarily attributed to a 40 basis point decrease in the average rate earned on loans. Interest on taxable securities increased $159 thousand or 7.4% due to a $30.0 million increase in the average balance. The increase in the average balance offset a 69 basis point decrease in the average rate earned on these securities. Interest on nontaxable securities increased $98 thousand or 10.7% due to slight increases in both the average balance and rate earned. Interest on short term investments decreased $394 thousand due to decreases in both the average balance and rates earned.

The net interest margin on a tax equivalent basis decreased to 4.93% during the second quarter of 1999 compared to 4.94% in the second quarter of 1998. The spread between rates earned and paid was 4.20% for the current quarter compared to 4.12% in the same period last year. The increase is primarily the result of the 47 basis point decrease in the average rate paid on interest bearing liabilities.

Noninterest Income
------------------

Noninterest income was $3.2 million for the current quarter, unchanged compared to the prior year. Service charges and fees on deposits, the largest component of noninterest income, remained unchanged at $1.3 million. Other service charges, commissions, and fees were also unchanged at $1.0 million. Data processing income decreased $35 thousand to $391 thousand for the second quarter of 1999. The decrease is primarily due to an $41 thousand decrease in ATM authorization fees, which is the result of a decrease in the number of noncustomer ATM transactions. Trust fees increased $19 thousand or 6.2% to $326 thousand. Gains on the sale of available for sale investment securities, which were zero in the second quarter of 1998, totaled $46 thousand in the current quarter. Other noninterest income decreased $56 thousand.

Noninterest Expense
-------------------

Total noninterest expenses decreased $504 thousand or 5.7% from the second quarter of 1998 to $8.3 million. Salaries and employee benefits, the largest component of noninterest expense, decreased $488 thousand or 9.8%. The decrease in salaries and employee benefits is primarily attributed to a $583 thousand decrease in noncash compensation related to the Company's stock option plan.
Occupancy expense, net of rental income, increased $18 thousand to $552 thousand. Equipment expense decreased $47 thousand or 7.0%. Data processing expense decreased $85 thousand or 33.7% to $167 thousand for the second quarter of 1999. The decrease in data processing expense is due primarily to a decrease in credit card interchange expenses, which is the result of a lower volume of credit card transactions. Bank franchise tax was relatively unchanged at $274 thousand. Other noninterest expense increased $12 thousand or less than 1% to
2.1 million.

Income Taxes
------------

Income tax expense for the second quarter of 1999 was $1.2 million, an increase of $127 thousand or 12.2% from the second quarter of 1998. The effective tax rate was 24.18% for the current quarter, a decrease of 59 basis points from the second quarter of 1998. The decrease in the effective tax rate is due to an increase in tax exempt income and an increase of investment tax credits through participation in low income housing projects.

                            First six months of 1999
                            ------------------------

Net income for the six months ended June 30, 1999 was $7.2 million or $.96 per diluted share compared to earnings of $6.8 million or $.89 per diluted share for the same period in 1998. The increase in year to date net income is primarily attributed to an increase in net interest income of $690 thousand or 3.5%. Also contributing to the increase in net income was a reduction in salaries and employee benefits of $252 thousand or 2.7% and a $199 thousand or 36.3% decrease in data processing expense.

Return on average assets was 1.46% for the six months ended June 30, 1999, an increase of 1 basis point from the same period in 1998. Return on average equity was 11.68%, an increase from 11.52% for the first six months of 1998.

Net Interest Income
-------------------

Net interest income totaled $20.6 million for the six months ended June 30, 1999, an increase of $690 thousand or 3.5% compared to the same period in 1998. The increase in net interest income is primarily attributed to a decrease in interest expense of $890 thousand. The decrease in interest expense is the result of a 42 basis point decrease in the average rate paid on interest bearing liabilities.

Interest and fees on loans decreased $271 thousand or 1.0%. The decrease is primarily attributed to a decrease in the average rate earned on loans of 43 basis points. Interest on taxable securities increased $505 thousand or 12.2%. The increase is primarily attributed to a $31.4 million increase in the average balance. Interest on nontaxable securities increased $235 thousand or 14.0% due to slight increases in both the average balance and average rate earned on these securities. Interest on short term investments decreased $669 thousand. This decrease is due to decreases in both the average balance and average rate earned on these investments.

Interest expense on deposits decreased $848 thousand or 6.3%. The decrease is primarily due to a decrease in rates paid of approximately 42 basis points. Interest expense on other borrowed funds decreased $42 thousand or 4.2%. The decrease is the result of a 41 basis point decrease in the average rate paid.

Net interest margin on a tax equivalent basis decreased to 4.87% during the first six months of 1999 compared to 4.93% for the same period of 1998. The spread between rates earned and paid remained unchanged at 4.12% in the six month comparison.

Noninterest Income
------------------

Noninterest income was $6.2 million for the first six months of 1999, a decrease of $216 thousand or 3.4% compared to the same period in 1998. Service charges and fees on deposits remained relatively unchanged at $2.6 million. Other service charges, commissions, and fees also was relatively unchanged at $2.1 million. Data processing fees decreased $76 thousand or 9.6% primarily due to a decrease in ATM authorization fees of $81 thousand. Trust fees increased 6.8% to $646 thousand. Gains on the sale of available for sale investment securities were $49 thousand, a decrease of $51 thousand compared to the prior year period. Other noninterest income totaled $182 thousand, a decrease of $112 thousand compared to 1998. The decrease is primarily attributed to losses recorded on the sale of loans of $49 thousand in the current period.

Noninterest Expense
-------------------

Noninterest expense was $16.4 million for the first six months of 1999, a decrease of $218 thousand or 1.3% compared to the same period in 1998. Salaries and employee benefits, the largest component of noninterest expense, decreased $252 thousand or 2.7%. A decrease of $352 thousand in noncash compensation related to the Company's stock option plan is the primary factor for the decrease. Occupancy expense, net of rental income, increased 7.6% to $1.1 million. The increase is partially attributed to the Company's ongoing efforts to expand into new markets. Equipment expense increased $114 thousand or 8.5%. The increase in equipment expense is primarily due to increases in depreciation and maintenance related to equipment purchases. Data processing expense was $349 thousand, a decrease of $199 thousand or 36.3%. This decrease is primarily attributed to a $179 thousand decrease in credit card interchange and processing. Bank franchise tax expense decreased $20 thousand or 3.7%. Other noninterest expense increased $61 thousand or 1.5%.

Income Taxes
------------

Income tax expense for the first six months of 1999 was $2.5 million, an increase of $70 thousand compared to the same period in 1998. The effective tax rate was 26.19% for the first six months of 1999, down from 26.82% in the prior year. The decrease in the effective tax rate is due to an increase in tax exempt income and an increase of investment tax credits through participation in low income housing projects.

FINANCIAL CONDITION

Total assets were $1.0 billion on June 30, 1999, an increase of $14.3 million or 1.4% from December 31, 1998. Fluctuations in assets and deposits are typical due to the relationship between the Company's principal subsidiary, Farmers Bank & Capital Trust Co. and the Commonwealth of Kentucky. Farmers Bank provides various services to state agencies of the Commonwealth. As the depository for the Commonwealth, these agencies issue checks drawn on Farmers Bank, including paychecks and state income tax refunds. Farmers Bank also processes vouchers of the WIC (Women, Infants and Children) program for the Cabinet for Human Resources. The Bank's investment department provides services to both the Kentucky Retirement and Teacher's Retirement systems. As the depository for the Commonwealth, large fluctuations in deposits are likely to occur on a daily basis. On an average basis, total assets were $989 million for the first six months of 1999, an increase of $34.3 million or 3.6% from year end 1998.

Loans
-----

Loans, net of unearned income, totaled $617 million at June 30, 1999, an increase of $12.5 million or 2.1% from year end 1998. On average, loans represented 67.5% of earning assets compared to 68.2% for year end 1998. As loan demand fluctuates, the available funds are redirected between either temporary investments or investment securities.

Allowance for Loan Losses
-------------------------

The allowance for loan losses was $9.3 million at June 30, 1999, an increase of $208 thousand from the prior year end. The allowance for loan losses was 1.5% of net loans at June 30, 1999. In management's opinion, the allowance for loan losses is adequate to cover losses inherent in the loan portfolio. The provision for loan losses increased $201 thousand in the current period compared to the same period in 1998. The Company had net charge-offs of $427 thousand in the first six months of 1999 compared to net charge-offs of $585 thousand in the same period of 1998. Management continues to emphasize collection efforts and evaluation of risks within the portfolio.

Nonperforming Assets
--------------------

Nonperforming assets for the Company include nonperforming loans, other real estate owned, and other foreclosed assets. Nonperforming loans consists of nonaccrual loans, restructured loans, and loans past due ninety days or more on which interest in still accruing. Nonperforming assets totaled $4.4 million at June 30, 1999, a decrease of $246 thousand or 5.3% from the prior year end. Nonperforming assets to total equity decreased from 3.8% at year end 1998 to 3.6% at June 30, 1999. Nonnperforming loans totaled $3.3 million at June 30, 1999, an increase of $352 thousand or 12.0% compared to year end 1998. Nonperforming loans as a percentage of net loans increased from .48% at year end to .53%.

Other real estate owned, which had a balance of $1.7 million at year end 1998, decreased $628 thousand or 37.6% to $1.0 million as of June 30, 1999.

Temporary Investments
---------------------

Time deposits with banks, federal funds sold and securities purchased under agreements to resell averaged $38.4 million, a decrease of $15.8 million or 29.2% from year end 1998. Temporary investments are reallocated as loan demand presents the opportunity.

Investment Securities
---------------------

Investment securities were $249 million on June 30, 1999, a decrease of $13.4 million or 5.3% from year end 1998. Available for sale and held to maturity securities were $182 and $67 million, respectively. Investment securities averaged $253 million for the first six months of 1999, an increase of $31.5 million or 14.2% from year end 1998. The Company had an unrealized loss on available for sale investment securities of $1.8 million, net of tax, during the first six months of 1999.

Deposits
--------

Total deposits were $809 million at June 30, 1999, a decrease of $21.1 million or 2.5% from year end 1998. Noninterest bearing deposits increased $22.9 million in the comparison. This increase is primarily due to the relationship between the Company's principal subsidiary and the Commonwealth of Kentucky as described in preceding sections of this report. On average, noninterest bearing deposits were $141.1 million during the current period, an increase of $12.0 million or 9.3%. Interest bearing deposits decreased $44.1 million during the six months ended June 30, 1999 compared to year end 1998. Interest bearing checking accounts make up $32.2 million of the decrease. On average, interest bearing deposits were $677 million in the current period, an increase of $18.1 million or 2.8% from year end 1998. Total deposits averaged $818 million, an increase of $30.0 million or 3.8% from year end 1998.

Borrowed Funds
--------------

Borrowed funds totaled $64.7 million at June 30, 1999, an increase of $34.4 million from year end 1998. This increase is due primarily to an increase in fed funds purchased of $19.4 million and an increase in repurchase agreements entered into with the Commonwealth of Kentucky of $8.7 million. The fluctuations in repurchase agreements with the Commonwealth are due to the relationship as described in preceding sections of this report. Total borrowed funds averaged $40.9 million, an increase of $1.6 million or 4.0%.


LIQUIDITY

The liquidity of the Parent Company is primarily affected by the receipt of dividends from its subsidiary banks and cash balances maintained. As of June 30, 1999 combined retained earnings of the subsidiary banks were $54.9 million, of which $15.8 million was available for the payment of dividends to the Parent Company without obtaining prior approval from bank regulatory agencies. As a practical matter, payment of future dividends is also subject to the maintenance of other capital ratio requirements. Management expects that in the aggregate, its subsidiary banks will continue to have the ability to dividend adequate funds to the Parent Company during the remainder of 1999. The Parent Company had cash balances of $27.7 million at June 30, 1999.

The Company's objective as it relates to liquidity is to insure that subsidiary banks have funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability. In order to maintain a proper level of liquidity, the banks have several sources of funds available on a daily basis which can be used for liquidity purposes. These sources of funds primarily include the subsidiary banks' core deposits, consisting of both business and nonbusiness deposits; cash flow generated by repayment of loan principal and interest; and federal funds purchased and securities sold under agreements to repurchase

For the longer term, the liquidity position is managed by balancing the maturity structure of the balance sheet. This process allows for an orderly flow of funds over an extended period of time.

Liquid assets consist of cash and due from banks, short-term investments, and securities available for sale. At June 30, 1999, such assets totaled $290 million, an increase of $6.3 million from year end 1998. Net cash provided by operating activities increased $6.4 million in the six months ended June 30, 1999 compared to the same period last year. The increase is primarily attributed to increases in the proceeds from the sale of mortgage loans and an increase in other liabilities. Net cash used in investing activities was $5.4 million, a decrease of $44.3 million. The decrease is primarily attributed to an increase in the proceeds from the sale of available sale investment securities of $40.0 million and a decrease in the purchase of investment securities of $24.3 million. Net cash provided by financing activities was $7.4 million for the period ended June 30, 1999 compared to net cash used of $48.3 million in the prior year comparison. The increase is due primarily to the changes in deposits and other borrowed funds in the six month periods.

CAPITAL RESOURCES

Shareholders' equity was $124 million on June 30, 1999, relatively unchanged from year end 1998. The Company purchased 48 thousand shares of its outstanding common stock during the first six months of 1999 for a total cost of $1.7 million. The Company issued 1,255 shares of common stock during the first six months pursuant to its nonqualified stock option plan. Dividends of $4.2 million or $.56 per share were declared during the first six months of 1999, an increase of 16.7% per share compared to the prior year. The Company's available for sale investment securities portfolio had unrealized losses of $1.4 million, net of tax at June 30, 1999.

Consistent with the objective of operating a sound financial organization, the Company's goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios as of June 30, 1999, the regulatory minimums and the regulatory standard for a "well capitalized" institution are as follows:


                             Farmers Capital      Regulatory          Well
                            Bank Corporation       Minimum         Capitalized
                            ----------------       -------         -----------

Tier 1 risk based                 19.11%             4.00%            6.00%

Total risk based                  20.37%             8.00%           10.00%

Leverage                          12.57%             4.00%            5.00%

The capital ratios of all the subsidiary banks, on an individual basis, were in excess of the applicable minimum regulatory capital ratio requirements at June 30, 1999.

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

The validation and implementation phases consist primarily of testing the changes made to any hardware or software component and to the certification of Year 2000 compliance. In addition to testing upgraded components, connections with other systems must be verified, and all changes should be accepted by internal and external users. As with other phases, the Company will be in ongoing discussions with its vendors, customers, and other third parties regarding the success of their validation efforts. However, the Company cannot control the success of those efforts. The validation and implementation phases of the Company's plan are substantially complete. Testing of mission critical and noncritical systems is complete and have resulted in satisfactory results. Although planned systems testing is complete, the Company will continue to monitor and evaluate its systems and upgraded components throughout the remainder of 1999 and into the year 2000 and take appropriate action where necessary.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

There have been no material changes in the Company's market risk from December 31, 1998. For information regarding the Company's market risk, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

In the case of Earl H. Shilling et al. v. Farmers Bank & Capital Trust Company, Case No. 92CIO5734 filed in Jefferson Circuit Court, Louisville, Kentucky, a pretrial conference was held on July 15, 1999 in which a trial date was set for March 28, 2000.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The annual meeting of shareholders was held May 11, 1999. The matters that were voted upon included:

a) The election of four directors for three-year terms ending in 2002 or until their successors have been elected and qualified.

b) The transaction of such other business as may properly come before the meeting.


The outcome of the voting was as follows:

NAME                                   FOR                 AGAINST         WITHHELD         ABSTAINED
Stokes A. Baird IV                     6,395,935                 0            6,162                 0
G. Anthony Busseni                     6,399,097                 0            3,000                 0
James H. Childers                      6,395,037                 0            7,000                 0
Michael M. Sullivan                    6,373,037                 0           29,060                 0
The transaction of other business      6,243,032           140,292                0            18,773

Listed below is the name of each director whose term of office continued after the meeting.

Frank W. Sower, Jr.          Stokes A. Baird IV            Harold G. Mays
J. Barry Banker              James H. Childers             Cecil D. Bell, Jr.
Robert Roach, Jr.            Michael M. Sullivan           G. Anthony Busseni
Lloyd C. Hillard, Jr.        Charles S. Boyd               Dr. John D. Sutterlin

In addition to the directors above, Dr. John P. Stewart, Chairman Emeritus, E. Bruce Dungan, and Charles T. Mitchell serve as advisory directors for the Company.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a)       List of Exhibits
-------------------------

         11    Statement re computation of per share earnings

         27    Financial data schedule (for SEC use only)


b)       Reports on Form 8-K
----------------------------

         There were no reports on Form 8-K filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:   8/10/99                  /s/ Charles Scott Boyd
        -------                  ----------------------
                                 Charles Scott Boyd,
                                 President and CEO (Principal Executive Officer)


Date:   8/10/99                 /s/ Cecil Douglas Carpenter
        -------                 ---------------------------
                                Cecil Douglas Carpenter
                                Vice President and CFO (Principal Financial and
                                Accounting Officer)



                                                 Exhibit 11
                                Statement re computation of per share earnings
                                ----------------------------------------------



                                               Three Months Ended            Six Months Ended
                                                    June 30,                      June 30,
(In thousands, except per share data)         1999           1998            1999         1998
-------------------------------------         ----           ----            ----         ----

Net income, basic and diluted               $3,668          $3,168         $7,171        $6,750
                                            ======          ======         ======        ======

Average shares outstanding                   7,488           7,555          7,501         7,557
Effect of dilutive stock options                                39                            2
                                             -----           ------        ------         -----
Average diluted shares outstanding           7,488           7,594          7,501         7,559


Net income per share, basic                 $  .49          $   .42       $   .96        $  .89
Net income per share, diluted                  .49              .42           .96           .89