Form 10-Q
period 1999-09-30
FARMERS CAPITAL BANK CORP
filed 1999-11-10
CIK 713095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       or

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

                          Yes |X|            No | |

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Common stock, par value $0.125 per share
                7,460,141 shares outstanding at November 8, 1999


                                                 TABLE OF CONTENTS


Part I - Financial Information                                                              Page No.
     Item 1 - Financial Statements

         Unaudited Consolidated Balance Sheets -
             September 30, 1999 and December 31, 1998                                            3

         Unaudited Consolidated Statements of Income -
             For the Three and Nine Months Ended
             September 30, 1999 and September 30, 1998                                           4

         Unaudited Consolidated Statements of Comprehensive Income -
             For the Three and Nine Months Ended
             September 30, 1999 and September 30, 1998                                           5

         Unaudited Consolidated Statements of Cash Flows -
             For the Nine Months Ended
             September 30, 1999 and September 30, 1998                                           6

         Unaudited Consolidated Statements of Changes in Shareholders' Equity -
             For the Nine Months Ended
             September 30, 1999 and September 30, 1998                                           7

         Notes to Unaudited Consolidated Financial Statements                                    8

     Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                              9

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk                        16

Part II - Other Information

     Item 1 - Legal Proceedings                                                                 17

     Item 6 - Exhibits and Reports on Form 8-K                                                  17

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                                                     September 30,  December 31,
(In thousands, except share data)                          1999          1998
--------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents:
    Cash and due from banks                              $74,513      $38,385
    Interest bearing deposits in other banks               1,338        1,914
    Federal funds sold and securities purchased
     under agreements to resell                           22,321       51,535
--------------------------------------------------------------------------------
       Total cash and cash equivalents                    98,172       91,834
--------------------------------------------------------------------------------
Investment securities:
    Available for sale                                   174,173      191,487
    Held to maturity                                      63,972       71,369
--------------------------------------------------------------------------------
       Total investment securities                       238,145      262,856
--------------------------------------------------------------------------------
Loans, net of unearned income                            631,622      604,683
Allowance for loan losses                                 (9,475)      (9,048)
--------------------------------------------------------------------------------
       Loans, net                                        622,147      595,635
--------------------------------------------------------------------------------
Premises and equipment                                    24,843       24,861
Other assets                                              17,643       17,152
--------------------------------------------------------------------------------
       Total assets                                   $1,000,950     $992,338
--------------------------------------------------------------------------------
LIABILITIES
Deposits:
    Noninterest bearing                                 $162,148     $123,741
    Interest bearing                                     664,032      706,260
--------------------------------------------------------------------------------
       Total deposits                                    826,180      830,001
--------------------------------------------------------------------------------
Securities sold under agreements to repurchase            37,838       26,324
Other borrowed funds                                       3,589        3,926
Dividends payable                                          2,089        2,113
Other liabilities                                          5,853        6,135
--------------------------------------------------------------------------------
       Total liabilities                                 875,549      868,499
--------------------------------------------------------------------------------

Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock, par value $0.125 per share;
    9,608,000 shares authorized; 7,460,541
    and 7,520,465 shares issued and
    outstanding at September 30, 1999 and
    December 31, 1998 respectively                           933          940
Capital surplus                                           11,380       10,520
Retained earnings                                        114,424      112,010
Accumulated other comprehensive (loss) income             (1,336)         369
--------------------------------------------------------------------------------
       Total shareholders' equity                        125,401      123,839
--------------------------------------------------------------------------------
       Total liabilities and shareholders' equity     $1,000,950     $992,338
--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.


UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended                  Nine Months Ended
                                                              September 30,                      September 30,
(In thousands, except per share data)                     1999              1998             1999              1998
-------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                             $13,748           $13,689          $40,398           $40,610
Interest on investment securities:
   Taxable                                               2,363             2,180            7,018             6,330
   Nontaxable                                              944               916            2,863             2,600
Interest on deposits in other banks                         19                50               56               136
Interest on federal funds sold and securities
   purchased under agreements to resell                    275               717            1,136             2,198
-------------------------------------------------------------------------------------------------------------------
       Total interest income                            17,349            17,552           51,471            51,874
-------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits                                     6,170             6,961           18,757            20,396
Interest on other borrowed funds                           528               495            1,488             1,497
-------------------------------------------------------------------------------------------------------------------
       Total interest expense                            6,698             7,456           20,245            21,893
-------------------------------------------------------------------------------------------------------------------
   Net interest income                                  10,651            10,096           31,226            29,981
-------------------------------------------------------------------------------------------------------------------
Provision for loan losses                                  506               216            1,141               650
-------------------------------------------------------------------------------------------------------------------
   Net interest income after provision
       for loan losses                                  10,145             9,880           30,085            29,331
-------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Service charges and fees on deposits                     1,333             1,292            3,883             3,871
Other service charges, commissions, and fees               856             1,057            2,922             3,112
Data processing income                                     350               384            1,064             1,174
Trust income                                               327               255              973               860
Investment securities gains (losses)                                         (40)              49                60
Gain (loss) on sale of loans                                                   7              (49)               13
Other                                                      110               152              341               440
-------------------------------------------------------------------------------------------------------------------
       Total noninterest income                          2,976             3,107            9,183             9,530
-------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits                           4,393             4,430           13,311            13,600
Occupancy expense, net                                     548               536            1,659             1,569
Equipment expense                                          747               726            2,206             2,071
Data processing expense                                     78               188              427               736
Bank franchise tax                                         283               290              809               836
Other                                                    1,883             1,965            5,952             5,973
-------------------------------------------------------------------------------------------------------------------
       Total noninterest expense                         7,932             8,135           24,364            24,785
-------------------------------------------------------------------------------------------------------------------
       Income before income taxes                        5,189             4,852           14,904            14,076
-------------------------------------------------------------------------------------------------------------------
Income tax expense                                       1,421             1,322            3,965             3,796
-------------------------------------------------------------------------------------------------------------------
Net income                                              $3,768            $3,530          $10,939           $10,280
-------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE
   Basic and diluted                                     $0.50             $0.47            $1.46             $1.36
-------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                 7,458             7,556            7,487             7,557
   Diluted                                               7,475             7,589            7,487             7,572
-------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.


UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
-------------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended                 Nine Months Ended
                                                              September 30,                      September 30,
(In thousands)                                            1999              1998             1999              1998
-------------------------------------------------------------------------------------------------------------------
NET INCOME                                              $3,768            $3,530          $10,939           $10,280
Other comprehensive income (loss):
Unrealized holding gain (loss) on
    available for sale securities arising
    during the period, net of tax of $53,
    $442, $842, and $443, respectively                     103               858           (1,634)              859
Reclassification adjustment for prior period
   unrealized gain recognized during
   current period, net of tax $37 and $33                                                     (71)              (65)
-------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                          103               858           (1,705)              794
-------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                    $3,871            $4,388           $9,234           $11,074
-------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.


UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------
Nine months ended September 30, (In thousands)                                               1999              1998
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                                                            $10,939           $10,280
    Adjustments to reconcile net income to
       net cash provided by operating activities:
       Depreciation and amortization                                                        2,199             2,006
       Net amortization of securities premiums and discounts:
           Available for sale                                                                (111)                1
           Held to maturity                                                                    20               125
       Provision for loan losses                                                            1,141               650
       Noncash compensation expense                                                           805             1,141
       Mortgage loans originated for sale                                                  (9,534)          (12,332)
       Proceeds from sale of mortgage loans                                                12,073            11,957
       Deferred income tax expense (benefit)                                                  163              (400)
       Loss (gain) on sale of mortgage loans                                                   49               (13)
       Gain on sale of available for sale investment securities                               (49)              (60)
       Gain on sale of fixed assets                                                            (7)               (1)
       Increase in accrued interest receivable                                               (885)             (637)
       Decrease (increase) in other assets                                                    451            (2,143)
       (Decrease) increase in accrued interest payable                                        (96)              205
       Increase in other liabilities                                                           80               889
-------------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                                              17,238            11,668
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturities and calls of investment securities:
       Available for sale                                                                 112,509            95,313
       Held to maturity                                                                     7,377            26,471
    Proceeds from sale of available for sale investment securities                         13,397            25,673
    Purchase of investment securities:
       Available for sale                                                                (111,015)         (176,351)
       Held to maturity                                                                    (6,650)
    Loans originated for investment, net of principal collected                           (30,241)           (8,669)
    Purchase of premises and equipment                                                     (1,997)           (4,887)
    Proceeds from sale of equipment                                                           215                11
-------------------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                                                  (9,755)          (49,089)
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net decrease in deposits                                                               (3,821)          (33,330)
    Dividends paid                                                                         (6,312)           (5,442)
    Purchase of common stock                                                               (2,322)             (215)
    Stock options exercised                                                                   133               200
    Net increase (decrease) in other borrowed funds                                        11,177            (2,565)
-------------------------------------------------------------------------------------------------------------------
    Net cash used in financing activities                                                  (1,145)          (41,352)
-------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                        6,338           (78,773)
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                                             91,834           186,740
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                $98,172          $107,967
-------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
    Interest                                                                              $20,341           $20,257
    Income taxes                                                                            4,325             3,755
Cash dividend declared and unpaid                                                           2,089             1,813
-------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.


UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------

(In thousands, except per share data)                                                        Accumulated           Total
Nine months ended September 30, 1999          Common Stock           Capital   Retained  Other Comprehensive   Shareholders'
and 1998                                 Shares          Amount      Surplus   Earnings      Income (loss)        Equity
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                7,520         $940      $10,520     $112,010     $    369            $123,839
----------------------------------------------------------------------------------------------------------------------------
Net income                                                                        10,939                           10,939
Other comprehensive loss                                                                       (1,705)             (1,705)
Cash dividends declared, $.84 per share                                           (6,288)                          (6,288)
Purchase of common stock                      (64)          (8)         (77)      (2,237)                          (2,322)
Stock options exercised                         5            1          132                                           133
Effect of noncash compensation
   attributed to stock option grants                                    805                                           805
----------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999               7,461         $933      $11,380     $114,424      $(1,336)           $125,401
----------------------------------------------------------------------------------------------------------------------------



----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                7,562         $945       $8,894     $107,105      $   100            $117,044
----------------------------------------------------------------------------------------------------------------------------
Net income                                                                        10,280                           10,280
Other comprehensive income                                                                        794                 794
Cash dividends declared, $.72 per share                                           (5,441)                          (5,441)
Purchase of common stock                       (7)          (1)          (8)        (206)                            (215)
Stock options exercised                         8            1          234                                           235
Effect of noncash compensation
   attributed to stock option grants                                  1,141                                         1,141
----------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998               7,563         $945      $10,261     $111,738      $   894            $123,838
----------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         --------------

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

RESULTS OF OPERATIONS

                    Third Quarter 1999 vs. Third Quarter 1998
                    -----------------------------------------

The Company reported net income of $3.8 million or $.50 per diluted share for the third quarter of 1999 compared to net income of $3.5 million or $.47 per diluted share for the third quarter of 1998. The increase in net income for the quarter is primarily attributed to an increase in net interest income of $555 thousand or 5.5%.

Return on average assets was 1.52% for the third quarter of 1999 compared to 1.46% reported for the same period of 1998. Return on average equity was 12.06% for the third quarter of 1999, an increase of 53 basis points from 11.53% during the same period of 1998.

Net Interest Income
-------------------

Net interest income totaled $10.7 million for the third quarter of 1999, an increase of $555 thousand or 5.5% over the third quarter of 1998. Total interest income for the third quarter of 1999 was $17.3 million, a decrease of $203 thousand or 1.2% compared to same quarter of 1998. The decrease is due to a 27 basis point decrease in the average rate earned on earning assets, which offset a $21 million or 2.4% increase in the average balance of earning assets. Interest expense totaled $6.7 million for the current quarter, a decrease of $758 thousand or 10.2% compared to the same quarter of the prior year. The decrease in interest expense is primarily due to a 48 basis point decrease in the average rate paid on interest bearing liabilities.

Interest and fees on loans remained relatively unchanged at $13.7 million despite a $31 million or 5.2% increase in average loans. The increase in average loans was offset by a 42 basis point decrease in the average rate earned on loans. Interest on taxable securities increased $183 thousand to $2.4 million. A 16 basis point decrease in the average rate earned was offset by a $16.3 million or 11.3% increase in the average balance. Interest on nontaxable securities increased $28 thousand or 3.1% due to a slight increase in the average balance. Interest on short term investments, including time deposits with banks, federal funds sold, and securities purchased under agreements to resell decreased $473 thousand or 62% due primarily to a $30.7million or 57% decrease in average balances.

The $758 thousand decrease in total interest expense was primarily due to a $518 thousand or 11.3% decrease in interest expense on time deposits. This decrease resulted from a 41 basis point decrease in the average rate paid and a $13.7 million or 4.1% decrease in the average balance. Interest expense on demand deposits decreased $154 thousand or 13.4% despite an $11.4 million or 6.2% increase in the average balance. The decrease in interest expense is a result of a 46 basis point decrease in the average rate paid. Interest expense on savings deposits also declined $118 thousand or 9.6% primarily due to a decrease in the average rate paid of 46 basis points.

The net interest margin, on a tax equivalent basis, increased to 4.99% during the third quarter of 1999 compared to 4.85% in the third quarter of 1998. The spread between rates earned and paid increased 20 basis points to 4.23% for the current quarter. The increases in margin and spread are primarily attributed to a general decrease in the cost of interest bearing liabilities.

Noninterest Income
------------------

Noninterest income was $3.0 million for the current quarter, a decrease of $131 thousand or 4.2% from the same quarter last year. Service charges and fees on deposits increased 3.2% to $1.3 million. Other service charges, commissions, and fees declined $201 thousand or 19.0% to $856 thousand. The decrease is due primarily to a $127 thousand decrease in credit card merchant discount fees and a $79 thousand decrease in custodial and safekeeping fees from services related to the Commonwealth of Kentucky. Data processing fees decreased $34 thousand or 8.9% due primarily to decreases in ATM authorization fees of $45 thousand. Trust income improved $72 thousand or 28.2%. Other noninterest income remained relatively unchanged and totaled $110 thousand.

Noninterest Expense
-------------------

Noninterest expenses decreased $203 thousand or 2.5% from the third quarter of 1998 to $7.9 million. Salaries and employee benefits remained unchanged at $4.4 million. Occupancy expense, net of rental income, increased 2.2% or $12 thousand to $548 thousand. Equipment expense increased $21 thousand or 2.9%. Data processing expense decreased $110 thousand or 58% from $188 thousand to $78 thousand for the third quarter of 1999. This decrease is primarily attributed to a reduction in credit card interchange expense. Bank franchise tax was relatively unchanged at $283 thousand. Other noninterest expense decreased $82 thousand or 4.2% to $1.9 million.

Income Taxes
------------

Income tax expense for the third quarter of 1999 was $1.4 million, an increase of $99 thousand or 7.5% from the third quarter of 1998. The effective tax rate for the current quarter was 27.4%, an increase of 13 basis points over the same quarter of the prior year.

                            First Nine Months of 1999
                            -------------------------

Net income for the nine months ended September 30, 1999 was $10.9 million or $1.46 per diluted share compared to $10.3 million or $1.36 per diluted share for the same period in 1998. The increase in year to date net income is primarily attributed to an increase in net interest income of $1.2 million or 4.2%.

Return on average assets was 1.48% for the nine months ended September 30, 1999, an increase of 3 basis points from the same period in 1998. Return on average equity was 11.73%, an increase of 19 basis points over the first nine months of 1998.

Net Interest Income
-------------------

Net interest income totaled $31.2 million for the first nine months of 1999, an increase of $1.2 million or 4.2% from the first nine months of 1998. Total interest income for the period was $51.5 million, a decrease of $403 thousand or 0.8%. The decrease is due to a 38 basis point decrease in the average rate earned on earning assets, which offset a $37.3 million increase in the average balance of earning assets. Interest expense totaled $20.2 million for the current year to date period, a decrease of $1.6 million or 7.5% compared to the prior year. The decrease in interest expense is due primarily to a 45 basis point decrease in the average rate paid on interest bearing liabilities.

Interest and fees on loans remained relatively unchanged at $40.4 million despite a $26.0 million or 4.5% increase in average loans. The increase in average loans was offset by a 44 basis point decrease in the average rate earned on loans. Interest on taxable securities increased $688 thousand or 10.9% as a result of a $26.4 million or 18.9% increase in the average balance. Interest on nontaxable securities also increased $263 thousand or 10.1% due to a $7.3 million or 9.5% increase in the average balance. Interest on short term investments, including time deposits with banks, federal funds sold, and securities purchased under agreements to resell decreased $1.1 million or 49% due to a $22.3 million or 40% decrease in the average balance and an 82 basis point decrease in the average rate earned.

The $1.6 million decrease in total interest expense was due primarily to a $904 thousand or 6.8% decrease in interest expense on time deposits. This decrease resulted from a 33 basis point decrease in the average rate paid and a slight decrease in the average balance. Interest expense on savings deposits decreased $391 thousand or 10.5% as a $9.2 million increase in the average balance was offset by a decline in the average rate paid of 53 basis points. Interest expense on demand deposits decreased $343 thousand or 10.4%, which offset a $13.3 million or 7.5% increase in the average deposit balance.

The net interest margin on a tax equivalent basis increased 1 basis point to 4.91% during the first nine months of 1999 compared to the same period of 1998. The spread between rates earned and paid increased 8 basis points to 4.16% in the current period. The increases in margin and spread are primarily due to the decreases in the average rates paid on interest bearing liabilities.

Noninterest Income
------------------

Noninterest income was $9.2 million for the nine months ending September 30, 1999. This is a decrease of $347 thousand or 3.6% compared to a year earlier. Service charges and fees on deposits remained unchanged in the comparison at $3.9 million. Other service charges, commissions, and fees decreased $190 thousand or 6.1% to $2.9 million. The decrease is primarily related to decreases in credit card merchant discount fees. Data processing fees decreased $110 thousand or 9.4% due to decreases in ATM authorization fees of $126 thousand. Trust income increased $113 thousand or 13.1%. Gains on the sale of available for sale investment securities totaled $49 thousand, a decline of $11 thousand compared to the prior year. Losses on the sale of loans totaled $49 thousand in the current period compared to recorded gains of $13 thousand in the prior year comparison. Other noninterest income was $341 thousand, a decrease of $99 thousand.

Noninterest Expense
-------------------

Noninterest expense decreased $421 thousand or 1.7% to $24.4 million for the first nine months of 1999. Salaries and employee benefits decreased $289 thousand or 2.1% primarily as a result of a decrease in noncash compensation expense related to the Company's stock option plan. Occupancy expense, net of rental income, increased $90 thousand or 5.7%. Equipment expense increased $135 thousand primarily due to increases in depreciation. Data processing expense was $427 thousand, a decrease of $309 thousand or 42% in the comparison. The decrease is primarily attributed to $291 thousand decrease in credit card interchange and processing expense. Bank franchise tax decreased $27 thousand or 3.2%. Other noninterest expense decreased $21 thousand or less than 1%.

Income Taxes
------------

Income tax expense for the first nine months of 1999 was $4.0 million, an increase of $169 thousand or 4.5% compared to $3.8 million for the same period in 1998. The effective tax rate was 26.6% for the first nine months of 1999, down 37 basis points from the prior year. The decrease in the effective tax rate is primarily due to increases in tax free interest income and investment tax credits.

FINANCIAL CONDITION

Total assets were $1.0 billion on September 30, 1999, an increase of $8.6 million or 0.9% from December 31, 1998. Fluctuations in assets and deposits are typical due to the relationship between the Company's principal subsidiary, Farmers Bank & Capital Trust Co. and the Commonwealth of Kentucky. Farmers Bank provides various services to state agencies of the Commonwealth. As the depository for the Commonwealth, these agencies issue checks drawn on Farmers Bank, including paychecks and state income tax refunds. Farmers Bank also processes vouchers for the WIC (Women, Infants and Children) program for the Cabinet for Human Resources. The Bank's investment department provides services to both the Kentucky Retirement and Teacher's Retirement systems. As the depository for the Commonwealth, large fluctuations in deposits are likely to occur on a daily basis. On an average basis, total assets were $986 million for the first nine months of 1999, an increase of $31 million or 3.2% from year end 1998.

Loans
-----

Loans, net of unearned income, totaled $632 million, an increase of $26.9 million or 4.5% from December 31, 1998. On average, loans represented 68.3% of earning assets at September 30, 1999, an increase of 1 basis point from year end 1998. As loan demand fluctuates, the available funds are redirected between temporary investments or investment securities.

Allowance for Loan Losses
-------------------------

The allowance for loan losses was $9.5 million at September 30, 1999, an increase of $427 thousand or 4.7% from the prior year end. The allowance was 1.5% of net loans at quarter end. The provision for loan losses increased $491 thousand in the current nine months as compared to the same period last year. Nonperforming loans totaled $3.5 million at September 30, 1999, an increase of $588 thousand from year end 1998. The increase in nonperforming loans is a result of an increase in nonaccrual loans of $847 thousand and a decrease in loans past due 90 days or more of $259 thousand. Nonperforming loans as a percentage of net loans was .56% at September 30, 1999, an increase of 8 basis points from December 31, 1998. Net charge offs for the nine months ending September 30, 1999 were $714 thousand, a decrease of $136 thousand or 16% compared to the same period last year.

Nonperforming Assets
--------------------

Nonperforming assets for the Company include nonperforming loans, other real estate owned, and other foreclosed assets. Nonperforming assets totaled $4.4 million at September 30, 1999, a decrease of $296 thousand from December 31, 1998. The decrease is primarily the result of a $936 thousand decrease in other real estate owned which was partially offset by an increase in nonperforming loans of $588 thousand as detailed above. Nonperforming assets to total equity decreased from 3.8% at year end 1998 to 3.5% at September 30, 1999.

Temporary Investments
---------------------

Time deposits with banks, federal funds sold and securities purchased under agreements to resell averaged $33.3 million for the nine months ending September 30, 1999, a decrease of $21.0 million or 38.6% from year end 1998. Temporary investments have been reallocated to loans and other investment securities as funding opportunities and loan demand are presented.

Investment Securities
---------------------

Investment securities were $238 million on September 30, 1999, a decrease of $24.7 million or 9.4% from year end 1998. Available for sale and held to maturity securities were $174 and $64 million, respectively. Investment securities averaged $250 million for the first nine months of 1999, an increase of $28.5 million or 12.9% from year end 1998. The Company had an unrealized loss on securities available for sale, net of taxes, of $1.3 million on September 30, 1999, as compared to a net unrealized gain of $369 thousand on December 31, 1998.

Deposits
--------

Total deposits were $826 million at September 30, 1999, a decrease of $3.8 million or .5% from December 31, 1998. Noninterest bearing deposits increased $38.4 million in the comparison. This fluctuation is primarily due to the relationship between the Company's principal subsidiary and the Commonwealth of Kentucky as described in preceding sections of this report. Noninterest bearing deposits from the Commonwealth increased $45 million at September 30, 1999 compared to year end 1998. Noninterest bearing deposits averaged $141 million for the current nine months, an increase of $11.8 million or 9.2% from the 1998 average. Interest bearing deposits decreased $42.2 million as of September 30, 1999 compared to December 31, 1998. On an average basis, interest bearing deposits increased $14.6 million or 2.2%. Total deposits averaged $815 million, an increase of $26.4 million or 3.4% from year end 1998.

Borrowed Funds
--------------

Borrowed funds totaled $41.4 million, an increase of $11.2 million from year end 1998. The increase in borrowed funds at September 30, 1999 offset the decrease in deposits and helped support loan growth. On an average basis, borrowed funds were $41.4 million, an increase of $2.0 million or 5.1%.

LIQUIDITY

The liquidity of the Parent Company is primarily affected by the receipt of dividends from its subsidiary banks and cash balances maintained. As of September 30, 1999 combined retained earnings of the subsidiary banks were $50.4 million, of which $11.4 million was available for the payment of dividends to the Parent Company without obtaining prior approval from bank regulatory agencies. As a practical matter, payment of future dividends is also subject to the maintenance of other capital ratio requirements. Management expects that in the aggregate, its subsidiary banks will continue to have the ability to dividend adequate funds to the Parent Company during the remainder of 1999. The Parent Company had cash balances of $33.1 million at September 30, 1999.

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

Liquid assets consist of cash and due from banks, short-term investments, and securities available for sale. At September 30, 1999, such assets totaled $272 million, a decrease of $11.0 million from year end 1998. Net cash provided by operating activities increased $5.6 million in the nine months ended September 30, 1999 compared to the same period last year. Net cash used in investing activities was $9.8 million, a decrease of $39.3 million. The decrease is primarily attributed to a decrease in the proceeds from sold, called, and matured investment securities of $14.2 million, a decrease of $72.0 million in purchases of investment securities, and an increase in net loans originated for investment of $21.6 million. Net cash used in financing activities was $1.1 million for the period ended September 30, 1999 compared to net cash used of $41.4 million in the prior year comparison. The decrease in net cash used in financing activities is primarily the result of a $29.5 million decrease in deposit outflows in the current period in relation to the same period a year earlier.

CAPITAL RESOURCES

Shareholders' equity was $125 million on September 30, 1999, an increase of $1.6 million or 1.3% from year end 1998. The Company purchased 64 thousand shares of its outstanding common stock during the first nine months of 1999 for a total cost of $2.3 million. The Company issued approximately 5 thousand shares of common stock during the first nine months pursuant to its nonqualified stock option plan. Dividends of $6.3 million or $.84 per share were declared during the first nine months of 1999, an increase of 16.7% per share compared to the prior year. The Company's available for sale investment securities portfolio had unrealized losses of $1.3 million, net of tax at September 30, 1999.

Consistent with the objective of operating a sound financial organization, the Company's goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios as of September 30, 1999, the regulatory minimums and the regulatory standard for a "well capitalized" institution are as follows:

                            Farmers Capital       Regulatory           Well
                           Bank Corporation         Minimum         Capitalized
--------------------------------------------------------------------------------

Tier 1 risk based              19.20%                4.00%              6.00%

Total risk based               20.45%                8.00%             10.00%

Leverage                       12.77%                4.00%              5.00%


The capital ratios of all the subsidiary banks, on an individual basis, were in excess of the applicable minimum regulatory capital ratio requirements at September 30, 1999.

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

FCB Services, the Company's data processing subsidiary, provides essential support for all of the Company's subsidiaries as well as providing data processing services to unrelated third party banks. Therefore, it is vital that the Year 2000 issues are successfully resolved in a timely matter. Failure to appropriately examine and correct systems that are critical to the Company's operations could have a material adverse effect on its operations and financial performance. The Company's plan for achieving compliance is not only focused on its own data processing systems, but also on the compliance of its customers and other third parties. In particular, commercial loan customers that are not Year 2000 compliant could become a repayment risk. Therefore, the Company is continuing to inform its significant commercial loan customers of the need to become Year 2000 compliant. The Company's initial assessment of commercial loan customers indicates no material impact to the Company. However, the Company will continue to monitor this risk on an ongoing basis.

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

The validation and implementation phases consist primarily of testing the changes made to any hardware or software component and to the certification of Year 2000 compliance. In addition to testing upgraded components, connections with other systems must be verified, and all changes should be accepted by internal and external users. As with other phases, the Company will be in ongoing discussions with its vendors, customers, and other third parties regarding the success of their validation efforts. However, the Company cannot control the success of those efforts. The validation and implementation phases of the Company's plan have also been completed. Testing of mission critical and noncritical systems is complete and have resulted in satisfactory results. Although planned systems testing is complete, the Company will continue to monitor and evaluate its systems and upgraded components throughout the remainder of 1999 and into the year 2000 and take appropriate action where necessary.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

On August 20, 1999 the Supreme Court of the Commonwealth of Kentucky denied the plaintiff's appeal in the Mark Smith vs. Farmers Bank and Trust Company case. There is no further appeal from the order denying discretionary review. Farmers Bank and Trust Company is the Georgetown affiliate of the Registrant.

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





Date:       11/10/99       /s/ Charles S. Boyd
            --------       -----------------------------------------------
                           Charles Scott Boyd,
                           President and CEO (Principal Executive Officer)






Date:       11-10-99       /s/ C Douglas Carpenter
            --------       -----------------------------------------------
                           Cecil Douglas Carpenter
                           Vice President and CFO (Principal Financial and
                           Accounting Officer)


                                   Exhibit 11
                 Statement re computation of per share earnings
                 ----------------------------------------------



---------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended                     Nine Months Ended
                                                                 September 30,                        September 30,
(In thousands, except per share data)                       1999           1998                     1999         1998
---------------------------------------------------------------------------------------------------------------------
Net income, basic and diluted                               $3,768          $3,530             $10,939        $10,280
                                                            ======          ======             =======        =======

Average shares outstanding                                   7,458           7,556               7,487          7,557
Effect of dilutive stock options                                17              33                                 15
                                                             -----           -----               -----          -----
Average diluted shares outstanding                           7,475           7,589               7,487          7,572
                                                             =====           =====               =====          =====

Net income per share, basic and diluted                      $0.50           $0.47               $1.46          $1.36
