Form 10-K405
period 1999-12-31
FARMERS CAPITAL BANK CORP
filed 2000-03-27
CIK 713095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-14412

                        Farmers Capital Bank Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Kentucky                                      61-1017851
---------------------------------------------           ----------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
             or organization)                           Identification Number)

P.O. Box 309, 202 West Main St.
Frankfort, Kentucky                                              40601
---------------------------------------------           ----------------------
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

                                 Yes [x] No [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 24, 2000 was $236,146,862.

As of March 24, 2000, there were 7,408,529 shares issued and outstanding.

Documents incorporated by reference:

  Portions of the Registrant's 1999 Annual Report to Shareholders are incorporated by reference into Part II. Portions of the Registrant's Proxy Statement relating to the Registrant's 2000 Annual Meeting of Shareholders are incorporated by reference into Part III.

An index of exhibits filed with this Form 10-K can be found on page 15.

                        FARMERS CAPITAL BANK CORPORATION

                                    FORM 10-K

                                      INDEX

                                                                            Page

Part I

         Item  1. Business                                                    4
         Item  2. Properties                                                  9
         Item  3. Legal Proceedings                                           9
         Item  4. Submission of Matters to a Vote of Security Holders        10

Part II

         Item  5. Market for Registrant's Common Equity and Related
                  Shareholder Matters                                        10
         Item  6. Selected Financial Data                                    11
         Item  7. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        11
         Item 7A. Quantitative and Qualitative Disclosures
                  About Market Risk                                          11
         Item  8. Financial Statements and Supplementary Data                11
         Item  9. Changes in and Disagreements With Accountants
                  on Accounting and Financial Disclosure                     12

Part III

         Item 10. Directors and Executive Officers of the Registrant         12
         Item 11. Executive Compensation                                     12
         Item 12. Security Ownership of Certain Beneficial Owners
                  and Management                                             12
         Item 13. Certain Relationships and Related Transactions             12

Part IV

         Item 14. Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K                                                13

Signatures                                                                   14

Index of Exhibits                                                            15

                                     PART I

ITEM 1. BUSINESS

                                  ORGANIZATION

Farmers Capital Bank Corporation (the "Registrant" or the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and was organized on October 28, 1982, under the laws of the Commonwealth of Kentucky. Its subsidiaries provide a wide range of banking and bank-related services to customers throughout Kentucky. The bank subsidiaries owned by the Registrant are Farmers Bank & Capital Trust Co. ("Farmers Bank"), Frankfort, Kentucky; United Bank & Trust Co. ("United Bank"), Versailles, Kentucky; Lawrenceburg National Bank ("Lawrenceburg Bank"), Harrodsburg, Kentucky; First Citizens Bank, Shepherdsville, Kentucky; Farmers Bank and Trust Company ("Farmers Georgetown Bank"), Georgetown, Kentucky; and Kentucky Banking Centers, Inc. ("Ky. Banking Centers"), Glasgow, Kentucky. The Registrant also owns FCB Services, Inc., ("FCB Services"), a nonbank data processing subsidiary located in Frankfort, Kentucky. The Registrant's banking operations are aggregated into one reportable operating segment. As of December 31, 1999, the Registrant had $1.0 billion in consolidated assets.

Farmers Bank, originally organized in 1850, is a state chartered bank engaged in a wide range of commercial and personal banking activities, which include accepting savings, time and demand deposits; making secured and unsecured loans to corporations, individuals and others; providing cash management services to corporate and individual customers; issuing letters of credit; renting safe deposit boxes; and providing funds transfer services. The bank's lending activities include making commercial, construction, mortgage and personal loans and lines of credit. The bank serves as an agent in providing credit card loans. It acts as trustee of personal trusts, as executor of estates, as trustee for employee benefit trusts and as registrar, transfer agent and paying agent for bond issues. Farmers Bank also acts as registrar, transfer agent and paying agent for the Registrant's stock issue. Farmers Bank is the general depository for the Commonwealth of Kentucky and has been for more than 70 years.

Farmers Bank is the largest bank chartered in Franklin County. It conducts business in its principal office and four branches within Frankfort, the capital of Kentucky. Franklin County is a diverse community, including government, commerce, finance, industry, medicine, education and agriculture. The bank also serves many individuals and corporations throughout Central Kentucky. On December 31, 1999, it had total consolidated assets of $476 million, including net loans of $254 million. On the same date, total deposits were $395 million and shareholders' equity totaled $43 million.

Farmers Bank had three subsidiaries at year end 1999: Farmers Bank Realty Co. ("Realty"), Leasing One Corporation ("Leasing One"), and Farmers Capital Insurance Corporation ("Farmers Insurance"). Prior to 1997, Farmers Bank had a fourth subsidiary, Money One Credit of Kentucky, Inc. ("Money One"). Farmers
Bank, Realty and Money One owned a partnership - Money One Credit Company ("MOCC") prior to its dissolution at the end of 1996. Farmers Bank also participates in a joint venture - Frankfort ATM, Ltd. ("ATM").

Realty was incorporated in 1978 for the purpose of owning certain real estate used by the Registrant and Farmers Bank in the ordinary course of business. Realty had total assets of $3.3 million on December 31, 1999.

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

Leasing One was incorporated in August, 1993 to operate as a commercial equipment leasing company. It is located in Frankfort and is currently licensed to conduct business in thirteen states. In 1997, it began to service leases for unaffiliated third parties. At year end 1999 it had total assets of $18.8 million.

Farmers Insurance was organized in 1988 to engage in insurance activities permitted to the Registrant by federal and state law. This corporation, which had no activity prior to 1998, was capitalized by Farmers Bank in December 1998 and acts as an agent for Commonwealth Land Title Co. At year end 1999 it had total assets of $30 thousand.

A fourth subsidiary of Farmers Bank, Farmers Financial Services Corporation ("FFSC"), was in existence for the first three quarters of 1995. FFSC was incorporated in 1985 in order to enter into a partnership with several other banks to form a statewide electronic network. The partnership, known as "Transaction Services Company", supported an automated teller machine network (Quest) with machines throughout Kentucky and Indiana as well as point-of-sale terminals in retail stores. With the termination of the Quest network, the partnership known as "Transaction Services Company" was also terminated. As a result, FFSC was dissolved as of September 27, 1995.

Farmers Bank has a 50% interest in ATM, a joint venture for the purpose of ownership of automatic teller machines in the Frankfort area. State National Bank, a Frankfort bank not otherwise associated with the Registrant, also has a 50% interest in ATM.

On February 15, 1985, the Registrant acquired United Bank, a state chartered bank originally organized in 1880. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. It conducts business in its principal office and two branches in Woodford County, Kentucky. During 1997, it purchased a building in Midway for the purpose of moving its existing Midway branch. The new building allows the bank to offer drive thru services to its customers in Midway. United Bank is the largest bank chartered in Woodford County with total assets of $130 million and total deposits of $111 million at December 31, 1999.

On June 28, 1985, the Registrant acquired Lawrenceburg Bank, a national chartered bank originally organized in 1885. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. During 1998, it was granted permission by the Office of the Comptroller of the Currency to move its charter and main office to Harrodsburg, Kentucky in Mercer County. Construction of the new site in Harrodsburg was completed and operations began there in July 1999. Lawrenceburg Bank conducts business at it Harrodsburg site and two branches in Anderson County, Kentucky. Lawrenceburg Bank is the largest bank chartered in Mercer County with total assets of $108 million and total deposits of $96 million at December 31, 1999.

On March 31, 1986, the Registrant acquired First Citizens Bank, a state chartered bank originally organized in 1964. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. During 1997, it applied and was granted permission by the Kentucky Department of Financial Institutions to move its charter and main office to Shepherdsville, Kentucky in Bullitt County. First Citizens Bank completed construction of the site and began operations in April 1998. During 1999, First Citizens Bank closed its South Dixie branch in Elizabethtown, Kentucky. It now conducts business in its four branches in Hardin County, Kentucky along with its principal office in Shepherdsville. First Citizens Bank is the second largest bank chartered in Bullitt County with total assets of $132 million and total deposits of $110 million at December 31, 1999.

On June 30, 1986, the Registrant acquired Farmers Georgetown Bank, a state chartered bank originally organized in 1850. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. It conducts business in its principal office and three branches in Scott County, Kentucky. During 1996, Farmers Georgetown Bank received notice from the State of Kentucky that it would exercise its power of eminent domain at the site of the downtown Georgetown branch. As a result of this notice, the branch was relocated in the downtown Georgetown area. Farmers Georgetown Bank is the largest bank chartered in Scott County with total assets of $139 million and total deposits of $113 million at December 31, 1999.

On June 15, 1987, the Registrant acquired Horse Cave State Bank, a state chartered bank originally organized in 1926. During 1997, it received approval from the Kentucky Department of Financial Institutions to move its charter to Glasgow, Kentucky. Subsequent to that approval, Horse Cave State Bank changed its name to Kentucky Banking Centers, Inc. Ky. Banking Centers is engaged in a general banking business providing full service banking to individuals, businesses, and governmental customers. It conducts business in its principal office in Glasgow and two branches in Hart County, Kentucky. Ky. Banking Centers is the fourth largest bank chartered in Glasgow with total assets of $85 million and total deposits of $70 million at December 31, 1999.

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

FCB Services, organized in 1992, provides data processing services and support for the Registrant and its subsidiaries. It is located in Frankfort, Kentucky. During 1994, FCB Services began performing data processing services for nonaffiliated banks. FCB Services had total assets of $2.3 million at December 31, 1999.

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

The operations of the Registrant and its subsidiary banks also are affected by other banking legislation and policies and practices of various regulatory authorities. Such legislation and policies include statutory maximum rates on some loans, reserve requirements, domestic monetary and fiscal policy, and limitations on the kinds of services that may be offered.

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

Under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), the FDIC was required to establish a risk-based assessment system for insured depository institutions, which became effective January 1, 1994. The FDIC has adopted a risk-based deposit insurance assessment system under which the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC which is determined by the institution's capital level.

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

The purpose of the Community Reinvestment Act ("CRA") is to encourage banks to respond to the credit needs of the communities they serve, including low and moderate income neighborhoods. CRA states that banks should accomplish this while still preserving the flexibility needed for safe and sound operations. It is designed to increase the bank's sensitivity to investment opportunities that will benefit the community.

Upon the Gramm-Leach-Bliley Act ("Act") becoming law on November 12, 1999, the Registrant has the option of becoming a Financial Holding Company. Currently, the Registrant is a multi-bank holding company whose activities are limited by the Federal Reserve. Under the Act, the Federal Reserve will continue to be the primary regulatory agency for Financial Holding Companies, but will have a much more expanded list of permissible activities.

At this time, the Registrant has not yet decided to become a Financial Holding Company, but if it does so elect, it may become one by certifying to the Federal Reserve that all its banks are well managed and well capitalized and that each has a CRA rating of at least satisfactory. The Registrant's subsidiary banks have received no criticisms from regulatory authorities. All are categorized as well capitalized and, since all have CRA ratings of at least satisfactory, it is believed that the Registrant could easily qualify as a Financial Holding Company.

If, as a Financial Holding Company, the Registrant engages in other non-bank activities, those activities will be regulated by state or federal agencies depending on the activities involved. The Federal Reserve will continue to have oversight regulatory authority.

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

The primary areas of competition pertain to quality of services and interest rates and fees charged on loans and deposits.

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

                                    EMPLOYEES

As of December 31, 1999, the Registrant and its subsidiaries had 443 full-time equivalent employees. Employees are provided with a variety of employee benefits. A retirement plan, a profit-sharing (401K) plan, group life insurance, hospitalization, dental, and major medical insurance are available to eligible personnel. Employees are not represented by a union. Management and employee relations are good.

During 1997, the Registrant's Board of Directors approved its Stock Option Plan ("Plan"), which grants certain eligible employees the option to purchase a limited number of the Registrant's common stock. The Plan specifies the conditions and terms that the grantee must meet in order to exercise the options. The Plan was subsequently ratified by the Registrant's shareholders at its annual meeting held on May 12, 1998.

ITEM 2. PROPERTIES

The Registrant leases its main office from Realty.

Farmers Bank and its subsidiaries currently own or lease nine buildings. Farmers Bank operates at five locations, two of which it owns and three of which it leases. United Bank owns its two branch offices and approximately 52% of a condominiumized building which houses its main office. Lawrenceburg Bank owns its main office in Harrodsburg and its two branch sites in Lawrenceburg. First Citizens Bank owns its main office and two of its four branches. The other two branch locations of First Citizens Bank are leased facilities, one of which is located in a grocery store. Farmers Georgetown Bank owns its main office, another branch in Georgetown, and one in Stamping Ground, Kentucky. Farmers Georgetown Bank's third branch is located in a leased facility. Ky. Banking Centers owns its main office in Glasgow, Kentucky and its branch site in Horse Cave, Kentucky. It leases its branch facilities in Munfordville, Kentucky.

Prior to the sale of its entire loan portfolio and fixed assets on May 31, 1996, MOCC operated out of fourteen leased offices in fourteen cities within Kentucky.

ITEM 3. LEGAL PROCEEDINGS

Farmers Bank was named, on September 10, 1992, as a defendant in Case No. 92CI05734 in Jefferson Circuit Court, Louisville, Kentucky, Earl H. Shilling et al. v. Farmers Bank & Capital Trust Company. The named plaintiffs purported to represent a class consisting of all present and former owners of the County of Jefferson, Kentucky Nursing Home Refunding Revenue Bonds (Filson Care Home Project) Series 1986A (the "Series A Bonds") and County of Jefferson, Kentucky Nursing Home Improvement Bonds (Filson Care Home Project) Series 1986B (the "Series B Bonds") (collectively the "Bonds"). The plaintiffs alleged that the class which they purported to represent has been damaged in the approximate amount of $2,000,000 through the reduction in value of the Bonds and the collateral security therefore, and through the loss of interest on the Bonds since June 1, 1989, as a result of alleged negligence, breach of trust, and breach of fiduciary duty on the part of Farmers Bank in its capacity as indenture trustee for the Bonds. A subsequent amendment to the complaint further alleges that Farmers Bank conspired with and aided and abetted the former management of the Filson Care Home in its misappropriation of the nursing home's revenues and assets to the detriment of the Bondholders and in order to unlawfully secure a benefit for Farmers Bank. The amendment seeks unspecified punitive damages against Farmers Bank. On July 6, 1993, the Circuit Court denied the plaintiff's motion to certify the case as a class action on behalf of all present and former owners of the Bonds. Under that ruling, the action may be maintained only with respect to the individual claims of the named plaintiffs and any other Bondholders whom the court might allow to join in the action with respect to their own individual claims. Since the denial of class certification, the complaint has been amended to join additional Bondholders as plaintiffs. The plaintiffs claim to hold Bonds having an aggregate face value of $430,000. Recently, the plaintiffs filed a motion for leave to amend their complaint. The Amended Complaint would abandon the negligence and aiding and abetting misappropriation of funds claims and would reassert the class action allegations.  Farmers  Bank has  opposed  the  reassertion  of the class  action allegations, but the Court has not yet ruled on the motion. The case is currently scheduled for trial beginning on March 28, 2000. Each side has retained expert witnesses and additional depositions are being scheduled. Additionally, Farmers Bank is preparing to depose approximately eight plaintiffs who are willing and able to come to Louisville for their depositions. Farmers Bank has moved to dismiss the remaining plaintiffs (approximately 35) who are unwilling and unable to come to Louisville for depositions or trial.
Additionally, Farmers Bank has moved for summary judgment on plaintiffs' commercial bribery claims, aiding and abetting misappropriation of funds claims, and has asserted Farmers Banks reliance on the advice of its counsel and financial consultants as a complete defense to plaintiffs' claims. The plaintiffs have not yet responded nor has the Court ruled upon any of these motions. Farmers Bank is vigorously contesting the plaintiffs' allegations and intends to continue to do so. It is not possible at this stage of the proceedings to make any prediction as to the outcome.

As of December 31, 1999, there were various other pending legal actions and proceedings against the Company, including these above, arising from the normal course of business and in which claims for damages are asserted. Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material adverse effect upon the consolidated financial statements of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The information set forth under the sections "Shareholder Information" and "Stock Prices" on page 19 of the 1999 Annual Report to Shareholders is hereby incorporated by reference. Additional information set forth under Note 16 to the Registrant's Consolidated Financial Statements on page 36 of the 1999 Annual Report to Shareholders is also hereby incorporated by reference.

Stock Transfer Agent and Registrar:

         Farmers Bank & Capital Trust Co.
         P.O. Box 309
         Frankfort, Kentucky 40602

The Registrant offers shareholders automatic reinvestment of dividends in shares of stock at the market price without fees or commissions. For a description of the plan and an authorization card, contact the Registrar above.

NASDAQ Market Makers:

         J.J.B. Hilliard, W.L. Lyons, Inc.            Knight Securities LP
         (502) 588-8400 or                            (800) 302-9197
         (800) 444-1854

         J.C. Bradford and Co., Inc.                  Morgan, Keegan and Company
         (800) 443-8749                               (800) 260-0280

ITEM 6. SELECTED FINANCIAL DATA

------------------------------------------------------------------------------------------------------------------------------------
December 31,
(In thousands, except per share data)       1999             1998              1997              1996             1995
------------------------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
Interest income                           $69,034          $69,681           $67,360           $67,485          $67,261
Interest expense                           27,184           29,147            27,450            28,703           28,115
Net interest income                        41,850           40,534            39,910            38,782           39,146
Provision for loan losses                   2,863            1,134             1,830             4,162            3,727
Net income                                 13,930           14,247            14,103            12,656           10,389
----------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
Net income -
   Basic and diluted                        $1.86            $1.89             $1.86             $1.65            $1.34
Cash dividends declared                      1.13             1.00               .855              .745             .675
Book value                                  16.82            16.47             15.48             14.43            13.57
----------------------------------------------------------------------------------------------------------------------------
SELECTED RATIOS
 Percentage of net income to:
   Average shareholders' equity (ROE)       11.20%           11.88%            12.50%            11.80%           10.20%
   Average total assets (ROA)                1.41             1.49              1.56              1.41             1.21
Percentage of dividends declared
   to net income                            60.66            53.02             45.90             45.21            50.24
Percentage of average shareholders'
   equity to average total assets           12.58            12.55             12.46             11.94            11.81
------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity               $125,106         $123,839          $117,044          $109,596         $104,929
Total assets                            1,039,787          992,338         1,014,183           925,319          906,113
WEIGHTED AVERAGE SHARES
   OUTSTANDING
   Basic and diluted                        7,478            7,555             7,572             7,684            7,732
------------------------------------------------------------------------------------------------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion on pages 8 through 20 of the 1999 Annual Report to Shareholders is herby incorporated by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the item "Market Risk Management" on page 17 of the 1999 Annual Report to Shareholders is hereby incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information set forth below on pages 22 through 45 of the 1999 Annual Report to Shareholders is hereby incorporated by reference:

Independent Auditors' Report
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Statements of Changes in Shareholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Shareholder Information

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Registrant has had no disagreement on accounting and financial disclosure matters and has not changed accountants during the two year period ending December 31, 1999.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                          Positions and         Years of Service
                                           Offices With              With the
Executive Officer 1       Age             the Registrant            Registrant
-------------------       ---       --------------------------- ----------------

Charles S. Boyd            58       President and CEO,                  36*
                                    Director 2

James H. Childers          57       Executive Vice President,           30*
                                    Secretary, General Counsel,
                                    Director 3

Additional information required by Item 10 is hereby incorporated by reference from the Registrant's definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 9, 2000 which will be filed with the Commission on or about April 3, 2000, pursuant to Regulation 14A.

* Includes years of service with the Registrant and Farmers Bank.

1 For Regulation O purposes, Frank W. Sower, Jr., Chairman of the Registrant's board of directors, is considered an executive officer in name only.
2  Also  a  director  of  Farmers  Bank,  Ky.  Banking  Centers,   Farmers
   Georgetown Bank, United Bank,  Lawrenceburg  Bank, First Citizens Bank,
   FCB  Services and Money One (prior to the  dissolution  of Money One in
   1996).

3 Also a director of Farmers Bank, Ky. Banking Centers, First Citizens Bank, and Farmers Insurance.

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Items 11 through 13 is hereby incorporated by reference from the Registrant's definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 9, 2000 which will be filed with the Commission on or about April 3, 2000, pursuant to Regulation 14A.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                              1999 Annual Report
                                                                To Shareholders
(a)1.    FINANCIAL STATEMENTS                                         Page

         Report of Independent Accountants                              22

         Consolidated Balance Sheets at
              December 31, 1999 and 1998                                23

         Consolidated Statements of Income
              for the years ended December 31, 1999, 1998 and 1997      24

         Consolidated Statements of Comprehensive Income
              for the years ended December 31, 1999, 1998 and 1997      25

         Consolidated Statements of Changes in
              Shareholders' Equity for the years
              ended December 31, 1999, 1998 and 1997                    26

         Consolidated Statements of Cash Flows
              for the years ended December 31, 1999, 1998 and 1997      27

         Notes to Consolidated Financial Statements                  28-42

(a)2.    FINANCIAL STATEMENT SCHEDULES

         All schedules are omitted for the reason they are not required, or are not applicable, or the required information is disclosed elsewhere in the financial statements and related notes thereto.

(a)3.    EXHIBITS:

                  13.      Annual Report to Shareholders
                  21.      Subsidiaries of the Registrant
                  23.      Independent Auditors' Consent
                  27.      Financial Data Schedule (for SEC use only)

(b)      REPORTS ON FORM 8-K

         The Registrant has filed no reports on Form 8-K during the three month period ended December 31, 1999

(c)      EXHIBITS

         See Index of Exhibits set forth on page 15.

(d)      SEPARATE FINANCIAL STATEMENTS AND SCHEDULES

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FARMERS CAPITAL BANK CORPORATION


                                           By:   /s/ Charles S. Boyd
                                           -------------------------------------
                                           Charles S. Boyd
                                           President and Chief Executive Officer

                                           Date:  3/20/00
                                           -------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Charles S. Boyd      President, Chief Executive Officer       3/20/00
-----------------------  and Director (principal executive  --------------------
 Charles S. Boyd         officer of the Registrant)


/s/ Frank W. Sower, Jr.           Chairman                        3/20/00
-----------------------                                     --------------------
Frank W. Sower, Jr.

/s/ G. Anthony Busseni            Director                        3/20/00
-----------------------                                     --------------------
G. Anthony Busseni

/s/ Lloyd C Hillard, Jr.          Director                        3/18/00
------------------------                                    --------------------
Lloyd C. Hillard, Jr.

/s/ J. D. Sutterlin               Director                        3/21/00
-----------------------                                     --------------------
Dr. John D. Sutterlin

/s/ Stokes A. Baird               Director                        3/17/00
-----------------------                                     --------------------
Stokes A. Baird, IV

/s/ Harold G. Mays                Director                        3/24/00
-----------------------                                     --------------------
Harold G. Mays

/s/ Cecil Bell, Jr.               Director                        3/20/00
-----------------------                                     --------------------
Cecil D. Bell, Jr.

                                  Director
-----------------------                                     --------------------
Michael M. Sullivan

                                  Director
-----------------------                                     --------------------
J. Barry Banker

/s/ J. H. Childers                Director                         3/20/00
-----------------------                                     --------------------
James H. Childers

                                  Director
-----------------------                                     --------------------
Robert Roach, Jr.

/s/ C. Douglas Carpenter     Vice President and CFO                3/16/00
------------------------     (principal financial and       --------------------
C. Douglas Carpenter          accounting officer)

                                INDEX OF EXHIBITS

                                                                        Page

13.      Annual Report to Shareholders                              Enclosed

21.      Subsidiaries of the Registrant                                   16

23.      Independent Auditors' Consent                                    17

27.      Financial data Schedule (for SEC use only)

                                   Exhibit 13
                       1999 ANNUAL REPORT TO SHAREHOLDERS



------------------------------------------------------------------------------------------------------------------------------------
December 31,
(In thousands, except per share data)       1999             1998              1997              1996             1995
------------------------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
Interest income                           $69,034          $69,681           $67,360           $67,485          $67,261
Interest expense                           27,184           29,147            27,450            28,703           28,115
Net interest income                        41,850           40,534            39,910            38,782           39,146
Provision for loan losses                   2,863            1,134             1,830             4,162            3,727
Net income                                 13,930           14,247            14,103            12,656           10,389
----------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
Net income -
   Basic and diluted                        $1.86            $1.89             $1.86             $1.65            $1.34
Cash dividends declared                      1.13             1.00               .855              .745             .675
Book value                                  16.82            16.47             15.48             14.43            13.57
----------------------------------------------------------------------------------------------------------------------------
SELECTED RATIOS
 Percentage of net income to:
   Average shareholders' equity (ROE)       11.20%           11.88%            12.50%            11.80%           10.20%
   Average total assets (ROA)                1.41             1.49              1.56              1.41             1.21
Percentage of dividends declared
   to net income                            60.66            53.02             45.90             45.21            50.24
Percentage of average shareholders'
   equity to average total assets           12.58            12.55             12.46             11.94            11.81
------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity               $125,106         $123,839          $117,044          $109,596         $104,929
Total assets                            1,039,787          992,338         1,014,183           925,319          906,113
WEIGHTED AVERAGE SHARES
   OUTSTANDING
   Basic and diluted                        7,478            7,555             7,572             7,684            7,732
------------------------------------------------------------------------------------------------------------------------------------

TABLE OF CONTENTS

Letter to Our Shareholders                                              2
Farmers Capital Bank Corporation Board of Directors and Officers        3
Affiliates' Directors and Officers                                      4
Glossary of Financial Terms                                             7
Management's Discussion and Analysis of Financial Condition and
 Results of Operations                                                  8
Management's Report on Responsibility for Financial Reporting          21
Independent Auditors' Report                                           22
Consolidated Balance Sheets                                            23
Consolidated Statements of Income                                      24
Consolidated Statements of Comprehensive Income                        25
Consolidated Statements of Changes in Shareholders' Equity             26
Consolidated Statements of Cash Flows                                  27
Notes to Consolidated Financial Statements                             28
Shareholder Information                                                45

LETTER TO OUR SHAREHOLDERS

     In 1999, Farmers Capital Bank Corporation took advantage of the strong economies in its markets to expand its loan portfolio. While retaining our commitment to credit quality, we increased loan volumes by over $38 million or 6.4%. Our correspondent banking effort continues to contribute to these increases by developing relationships with banks throughout the Commonwealth of Kentucky. Total deposits also increased in 1999 compared to 1998 by approximately $32 million or 3.9%. This growth was obtained while continuing to maintain a strong net interest margin of 4.91%. During 2000, we will continue to look for opportunities for profitable expansion within our core banking activities.

     While net income of $13.9 million represented a slight decline in earnings from 1998, we are well positioned to achieve higher profitability during 2000. We continue to focus on maintaining and increasing our net interest income while maintaining our expense controls. As such, net interest income increased by 3.2% in 1999 compared to 1998, while operating expenses only increased 1.2%. These expenses were held at this level even with the expansion of one location and our increase in loan and deposit volumes.

     We are excited with the advent of the year 2000. For us it signifies undertaking new challenges and moving into new areas. We are looking at the future with excitement and promise. Operationally we are embracing new technology for ourselves and our affiliates. In the final board meeting of 1999, the board of directors unanimously approved Internet Banking, Archival Imaging, and a Wide Area Network.

     While Internet Banking may be a defensive measure for many community banks, we are seeing a true need for it in our markets. A majority of our customers commute to work, and the banking hours of the past do not fit their schedules. By offering them the ability to bank on-line, we are giving them convenience. Where in the past we have discussed bricks and mortar, in these advanced high tech days, "clicks and mortar" is a better description of banking options.

     Archival imaging is the means to capture the image of documents, mainly checks, and store them electronically instead of the space wasting method of warehousing the hard copy. With the advances in imaging, the electronic image is accepted as a legal document. Imaging will provide cost savings by eliminating the need for storage and saving time in document research duties. Also, it allows FCB Services, Inc., our data processing affiliate, another offering when bidding on outside bank processing. For the business customers of our banks, imaging is a requested option; most businesses prefer receiving their statement images on diskette or CD-ROM to facilitate reconciliation methods. In the near future, with the unlimited ability of the Internet, our customers will be able to access images of their canceled checks while banking on-line.

     The Wide Area Network (WAN) will enhance the delivery of Imaging and Internet Banking for Farmers Capital Bank Corporation affiliates and also allow for highly sophisticated applications of the future. Currently, we have radio and satellite communication systems in place in our branches. These systems are fast reaching their design limits and are not capable of carrying the volume or type of communication required by today's new applications. The new WAN system will provide us increased reliability and enhanced support; and because it is the industry standard, the components and services are competitively priced. Additionally, WAN offers scalability; this system with its flexible band width is able to grow as more and more applications are developed.


     All three of these projects are integral to how we deliver our products and services to our customers. Technology is not going to die down; indeed, with the advancement of technology, the opportunities are astonishing. We must stay abreast of new developments to examine how they can improve our delivery methods. However, we are enthusiastic that we can accomplish these tasks; we have talented individuals in our affiliate and corporate offices whose energetic attitudes kindle in all of us the goal to achieve our best.

     Of these individuals, two need mentioning. Allison Gordon has joined the corporate offices as Senior Vice President. Ms. Gordon's strengths lie in her ability to bring together ideas, turn them into projects, and select the people to carry them out. Her fresh ideas will provide more enthusiasm throughout our companies. Previously Ms. Gordon held the title of Executive Vice President, FCB Services, Inc.; she has also served as Executive Vice President of Lawrenceburg National Bank and prior to that was Chief Financial Officer of the Corporation.

     Karen Wade, who came to us from Central Bank of Lexington, Kentucky, now holds the FCB Services' Executive Vice President position. Ms. Wade brings to the table a vast array of talents; she has previously worked in management, operations, and retail. Her addition to the FCB Services' staff adds a new depth to their proven qualities.

     Farmers Capital Bank Corporation is prepared for the challenges of the new century. We are eager for the tasks at hand and those on the horizon. During our strategic planning day held last year in November, we evidenced a newfound zeal in our people. Collectively we are ready to face challenges with tried and true ways, but also with the tools new technology and other advancements have given us. Working harder, working smarter, your company is committed to the ongoing success of Farmers Capital Bank Corporation.


/s/Frank W. Sower, Jr.                       /s/Charles S. Boyd
Frank W. Sower, Jr.                          Charles S. Boyd

FARMERS CAPITAL BANK CORPORATION BOARD OF DIRECTORS
Frank W. Sower, Jr., Chairman, retired Appeals Officer, Internal Revenue Service Charles S. Boyd, President and CEO of the Corporation
Stokes A. Baird, IV, Attorney and Chairman of the Board of Directors of
 Kentucky Banking Centers, Inc.
J. Barry Banker, President of the Stewart Home School
Cecil D. Bell, Jr., Chairman of the Board of Directors of Farmers Bank and
 Trust Company
G. Anthony Busseni, President and CEO of Farmers Bank & Capital Trust Co.
James H. Childers, Executive Vice President, Secretary and General Counsel of
 the Corporation
Lloyd C. Hillard, Jr., President and CEO of First Citizens Bank
Harold G. Mays, President of H.G. Mays Corporation, an asphalt paving firm Robert Roach, Jr., retired Teacher, City Commissioner
Michael M. Sullivan, retired Senior Vice President of FCB Services, Inc.
Dr. John D. Sutterlin, retired Dentist and Chairman of the Board of Directors of Farmers Bank & Capital Trust Co.
E. Bruce Dungan, Advisory Director, retired President and CEO of Farmers Capital Bank Corporation
Charles T. Mitchell, CPA, Advisory Director, Consultant, Charles T. Mitchell
 Co., CPA
Dr. John P. Stewart, Chairman Emeritus, retired Physician, Director of Stewart
 Home School

OFFICERS
Charles S. Boyd, President and CEO
James H. Childers, Executive Vice President, Secretary and General Counsel Allison B. Gordon, Senior Vice President
C. Douglas Carpenter, Vice President, Chief Financial Officer
Dawn M. Castanis, CPA, Vice President, Auditing
Linda L. Faulconer, Vice President, Human Resources
Janelda R. Mitchell, Vice President, Marketing
Anna Kaye Hall, Assistant Vice President, Finance
Mark A. Hampton, CPA, Assistant Vice President, Finance
Ann Hodgkin, Human Resources Officer
Teresa Tipton, Human Resources Officer

AFFILIATES' DIRECTORS AND OFFICERS

FARMERS BANK & CAPITAL TRUST CO.
member FDIC

DIRECTORS
Dr. John D. Sutterlin, Chairman
C. Gary Adkinson
Clyde P. Baldwin
Charles S. Boyd
G. Anthony Busseni
James H. Childers
Don C. Giles
Robert W. Kellerman
David R. Lee
Marvin E. Strong, Jr.
William R. Sykes
John J. Hopkins, Advisory Director
Frank W. Sower, Advisory Director
Joseph C. Yagel, Jr., Advisory Director

OFFICERS
G. Anthony Busseni, President and CEO
Bruce W. Brooks, Executive Vice President, Chief Lending Officer and
 Environmental Officer
Elizabeth D. Hardy, Senior Vice President, Retail
Rickey D. Harp, Senior Vice President, Senior Trust Officer
Fontaine Banks, III, Vice President, Investments
George Burgess, Vice President, Commercial Loans
Gregory S. Burton, Vice President, Commercial Loans
L. Hobbs Cheek, CPA, Vice President, Financial Officer
Barbara Conway, Vice President, Main Office Manager
Jack Diamond, Vice President, Trust Investment Officer
Bruce G. Dungan, Vice President, Retail, Security Officer
Richard Gobber, Vice President, Retail
Sarah Gowins, Vice President, Commercial Loans
Jane Sweasy, Vice President, East Branch Manager
Nancy W. Whitaker, Vice President, Senior Trust Officer
Brenda Y. Rogers, Executive Secretary
Patsy Briscoe, Assistant Vice President, Loan Administration
Gail Combs, Assistant Vice President, Franklin Square Branch Manager Nancy Gatewood, Assistant Vice President, West Branch Manager
Judy Isaacs, Assistant Vice President
Kathy R. Mangeot, Assistant Vice President, Trust Officer
Lydwina Napier, Assistant Vice President, Commercial Loans
Patricia Norris Peavler, Assistant Vice President, Marketing
Jo Ann Reynolds, Assistant Vice President, Investments
Deborah West, Assistant Vice President, Cardinal Hills Branch Manager Bobby Hall, Trust Officer
Alice Jones, Trust Officer
Wesley Stivers, Investment Officer
Margaret Colston, Assistant Cashier, Retail Services
Jennifer Parrish, Assistant Cashier, Retail Services
Holly B. True, Assistant Cashier
Greg Howard, Assistant Manager, Main Office
Joan Lee, Assistant Manager, Franklin Square
Charles A. Wilkerson, Commercial Loan Officer
C. Ray Baldwin, Property Management Director
Sally L. Bell, Assistant Trust Operations Manager
Dorothy H. Switzer, Director of Capital First Travelers

UNITED BANK & TRUST CO.
member FDIC

DIRECTORS
W. Benjamin Crain, Chairman
Charles S. Boyd
Bobby G. Dotson
John J. Greely, III
J. Stephen Hogg
Michael L. Lawson
J. C. Moraja
Denny Nunnelley
Leighton Riddle
James E. Staples
Hampton H. Henton, Advisory Director
Howard B. Montague, Advisory Director
Ben F. Roach, MD, Advisory Director

OFFICERS
J. C. Moraja, President and CEO
Paul A. Edwards, Executive Vice President
Linda C. Bosse, Vice President, Cashier
Joyce L. Eaves, Vice President
Bruce Marshall, Vice President
Spencer A. Wall, Vice President, Branch Manager
Cornelia T. Ethington, Assistant Vice President
Leisa M. Newton, Assistant Vice President
Betty K. Poynter, Assistant Vice President, Human Resources
Rick Roberts, Assistant Vice President
Rita Green, Loan Officer
John R. Thompson, Loan Officer
Evie P. Knight, Assistant Cashier, Security Manager
Carolyn C. Logan, Assistant Cashier
Carolyn F. Patterson, Assistant Cashier
Sherry T. Reynolds, Assistant Cashier
Patricia R. Stokley, Executive Secretary

LAWRENCEBURG NATIONAL BANK
member FDIC

DIRECTORS
E. Glenn Birdwhistell, Chairman
William T. Bond
Charles S. Boyd
Charles L. Cammack
Keith Freeman
Tom D. Isaac
James McGlone
Donald F. Peach
Oneita M. Perry
David Shadburne, CPA
Paul Vaughn, Jr.
Thomas B. Ripy, Advisory Director

OFFICERS
Charles L. Cammack, President and CEO
Paul Vaughn, Jr., Executive Vice President, Senior Trust Officer
Gail Gottshall, Executive Vice President
Bob Baughman, Vice President
Ben Birdwhistell, Vice President
Timothy A. Perry, Vice President, Compliance
Bonnie S. Childs, Assistant Vice President, Marketing Representative Clark Gregory, Assistant Vice President
Linda B. Hahn, Assistant Vice President
Barbara Markwell, Assistant Vice President, Cashier
Warren R. Leet, Assistant Vice President
Drayma Holmes, Assistant Vice President, Branch Manager
Libby Goodlett, Operations Officer
Angela Raley, Accounting Officer
Shelly Grimes, Assistant Branch Manager

FIRST CITIZENS BANK
member FDIC

DIRECTORS
James E. Bondurant, Chairman
R. Terry Bennett
Charles S. Boyd
Laymon Byers
James H. Childers
R. T. Clagett, DMD
Patricia V. Durbin
William Godfrey, MD
Gerald R. Hignite
Lloyd C. Hillard, Jr.
Ray Mackey
Virgil T. Price, DMD
George Roederer
Martha G. Davis, Director Emeritus

OFFICERS
Lloyd C. Hillard, Jr., President and CEO
H. Y. Davis, IV, Senior Vice President, Senior Loan Administrator
Marilyn B. Ford, Senior Vice President, Cashier and Bank Secrecy Officer Jacqueline Hamm, Senior Vice President and Director of Trust Investment Center Patricia B. Paris, Senior Vice President, Controlle
Richard N. Clements, Vice President, Bullitt County Branch Manager
Scott T. Conway, Vice President, Loan Officer
David E. Hunt, Vice President, Radcliff Branch Manager
Marquetta Lively, Vice President, Loan Officer
Mary Lou Mobley, Vice President, CRA Officer and Compliance Officer
Thomas S. Reynolds, Vice President, Trust Operations
Brenda Fullerton, Assistant Vice President, Members First Coordinator
Patricia A. Johnson, Assistant Vice President, Operations
Jeffrey S. Pendleton, Assistant Vice President, Allotment Department
Ronald G. Penwell, Assistant Vice President, Mulberry Branch Manager
Diana Byers, Assistant Cashier, Main Office Branch Manager
Mary P. Edlin, Assistant Cashier, Deposit Processing
Carol A. Goodman, Assistant Cashier and Director of Human Resources
Phyllis Higdon, Assistant Cashier, Branch Manager
Debbie Roberts, Assistant Branch Manager, Bullitt County Branch
Connie Kersey, Operations Officer, Radcliff Branch
Kendra Stewart, Marketing Director


FARMERS BANK AND TRUST COMPANY
member FDIC

DIRECTORS
Cecil D. Bell, Jr., Chairman
Charles S. Boyd
Allison B. Gordon
Frank R. Hamilton, Jr.
Vivian M. House
R. Sharon McMillin
Joseph C. Murphy
Gervis Showalter
Bobby Vance
J. C. Bradley, Jr., Director Emeritus
Rollie D. Graves, Director Emeritus
Marion F. Hall, Director Emeritus
Dr. Horace T. Hambrick, Director Emeritus
W. Carrick James, Director Emeritus

OFFICERS
Joseph C. Murphy, President and CEO
Thomas P. Porter, Executive Vice President
J. Michael Easley, Vice President
James L. Ewbank, Vice President
Tina M. Johnston, Vice President, Chief Financial Officer
Lynn C. McKinney, Vice President and Cashier
Michael E. Schornick, Jr., Vice President
Kimberly E. Sharp, Vice President
Susan K. Tackett, Vice President
Wanda C. Wilson, Vice President
Bonnie M. Glass, Assistant Vice President
Karen K. Jarvis, Assistant Vice President
Paula S. Moran, Assistant Vice President
Deborah L. Marshall, Assistant Vice President
Linda F. Muszynski, Assistant Vice President
Calvin Petrey, Assistant Vice President
Kimberly T. Thompson, Assistant Vice President
Carole S. Wagoner, Assistant Vice President
Lorraine B. Baldwin, Assistant Cashier
Judy F. Sinkhorn, Assistant Cashier
Phyllis J. True, Assistant Cashier

KENTUCKY BANKING CENTERS, INC.
member FDIC

DIRECTORS
Stokes A. Baird, IV, Chairman
Charles S. Boyd
Sue Bunnell
James H. Childers
Steve Hayes
Odell Martin
Phillip Patton
David Shadburne, CPA
W. T. Austin, Director Emeritus

OFFICERS
Sue Bunnell, President and CEO
David Shadburne, CPA, Executive Vice President and COO
Lewis Bauer, Senior Vice President
Jeffrey Edwards, Vice Presiden
Linda Forbes, Vice President
Vanessa Puckett, Vice President
Angela Banks, Assistant Vice President
Jean Bastin, Assistant Vice President
Jane T. Howell, Assistant Vice President
Greg Isenberg, Assistant Vice President
Patty J. Wright, Assistant Vice President
Daryl Lowe, Cashier and Head Teller
Cindy Atwell, Loan Officer
Karisa Clark, Loan Officer
Ramona Fancher, Assistant Cashier
Carolyn Russell, Assistant Cashier
Sharon Williams, Assistant Cashier
Mellyn Church, Compliance Officer

FCB SERVICES, INC.

DIRECTORS
E. Bruce Dungan, Chairman
Charles S. Boyd
Sue Bunnell
G. Anthony Busseni
Charles L. Cammack
James H. Childers, Secretary
Allison B. Gordon
Lloyd C. Hillard, Jr.
Donald R. Hughes, Jr.
J. C. Moraja
Joseph C. Murphy
Michael M. Sullivan
Karen R. Wade

OFFICERS
Donald R. Hughes, Jr., President and CEO
Karen R. Wade, Executive Vice President
William Bell, Vice President
Georgeann Burton, Vice President
Michael Hedges, Vice President
Martin Serafini, Vice President
Bill Ballinger, Assistant Vice President
Steve Bolin, Assistant Vice President
Jeffrey S. Brewer, Assistant Vice President
Rita Kennedy, Assistant Vice President
Michael S. Sullivan, Assistant Vice President

LEASING ONE CORPORATION

DIRECTORS
G. Anthony Busseni, Chairman
C. Douglas Carpenter
L. Hobbs Cheek, CPA
Charles J. Mann
Marvin E. Strong
Bruce W. Brooks
David Lee

OFFICERS
Charles J. Mann, President and CEO
Mark Lester, Vice President
Jim Morris, Vice President

FARMERS CAPITAL INSURANCE CORPORATION

DIRECTORS
James H. Childers, Chairman
G. Anthony Busseni
Sue Coles
Jamey Bennett

OFFICERS
James H. Childers, Chairman
G. Anthony Busseni, President
Sue Coles, Secretary
Jamey Bennett, Vice President

  doing business as:
    CAPITAL INSURANCE GROUP
    FARMERS TITLE COMPANY

GLOSSARY OF FINANCIAL TERMS

ALLOWANCE FOR POSSIBLE LOAN LOSSES
A valuation allowance to offset credit losses specifically identified in the loan portfolio, as well as management's best estimate of probable losses inherent in the remainder of the portfolio at the balance sheet date. The allowance is determined by management as the result of the assessment of the risks in the loan portfolio based on past experience. This assessment includes, but is not limited to, consideration of the current economic conditions, changes in mix and volume of the loan portfolio and historical net loan charge off experience.

DIVIDEND PAYOUT
Cash dividends paid on common shares, divided by net income.

BASIS POINTS
Each basis point is one hundredth of one percent. Basis points are calculated by multiplying percentage points times 100. For example: 3.7 percentage points equals 370 basis points.

INTEREST RATE SENSITIVITY
The relationship between interest sensitive earning assets and interest bearing liabilities.

NET CHARGE OFFS
The amount of total loans charged off net of recoveries of loans which have been previously charged off.

NET INTEREST INCOME
Total interest income less total interest expense.

NET INTEREST MARGIN
Net interest income expressed as a percentage of average earning assets.

NET INTEREST SPREAD
The difference between the yield on earning assets and the rate paid on interest bearing funds.

OTHER REAL ESTATE OWNED
Real estate not used for banking purposes. For example, real estate acquired through foreclosure.

PROVISION FOR LOAN LOSSES
The charge against current income needed to maintain an adequate allowance for possible loan losses.

RETURN ON AVERAGE ASSETS (ROA)
Net income divided by average total assets. Measures the relative profitability of the resources utilized by the Company.

RETURN ON AVERAGE EQUITY (ROE)
Net income divided by average common equity. Measures the profitability of the shareholders' investment in the Company.

TAX EQUIVALENT BASIS
Income from tax exempt loans and investment securities has been increased by an amount equivalent to the taxes which would have been paid if this income was taxable at statutory rates.

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
The number of shares determined by relating (a) the portion of time within a reporting period that common shares have been outstanding to (b) the total time in that period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following pages present management's discussion and analysis of the consolidated financial condition and results of operations of Farmers Capital Bank Corporation (the "Company"), which include both its banking and nonbanking subsidiaries. Banking subsidiaries include Farmers Bank & Capital Trust Co. in Frankfort, KY and its insurance and leasing company subsidiaries; Farmers Bank and Trust Company in Georgetown, KY; First Citizens Bank in Shepherdsville, KY; United Bank & Trust Co. in Versailles, KY; Lawrenceburg National Bank in
Harrodsburg, KY; and Kentucky Banking Centers, Inc. in Glasgow, KY. The Company's only nonbank subsidiary is FCB Services, Inc., a data processing subsidiary located in Frankfort, KY. The following discussion should be read in conjunction with the audited consolidated financial statements and related notes that follow.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although the management of the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company and its subsidiaries operate); competition for the Company's customers from other providers of financial services; government legislation and regulation (which changes from time to time and over which the Company has no control); changes in interest rates; material unforeseen changes in the liquidity, results of operations, or financial condition of the Company's customers; and other risks detailed in the Company's filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.

RESULTS OF OPERATIONS

Farmers Capital Bank Corporation recorded net income of $13.9 million for the year ended December 31, 1999 compared to $14.2 million for the same period in 1998. This represents a decrease of $317 thousand or 2.2%. Basic and diluted net income per share was $1.86 for the year ended December 31, 1999 compared to $1.89 for the same period in 1998, a decrease of $.03 or 1.6%. The decrease in net income for 1999 is primarily attributed to an increase in the provision for loan losses of $1.7 million. A significant portion of the increase in provision relates to the deterioration of a single commercial loan credit in the fourth quarter of 1999.

INTEREST INCOME

Interest income results from interest earned on earnings assets, which primarily include loans and securities. Interest income is affected by the volume, composition of earning assets, and the related rates earned thereon. Total interest income on a tax equivalent basis was $71.2 million, a decrease of $465 thousand or less than 1% from the prior year. The decrease in interest income was driven by decreases in the average rates earned in each category of earning assets. A $30.8 million increase in the average balance of earning assets nearly offset the 34 basis point decrease in the overall average rate earned on earning assets.

The average balance of taxable securities increased $19.5 million or 13.6% compared to a year earlier. Interest income on taxable securities increased $593 thousand as a result of the increase in average outstandings and offset a decrease in the average rate earned of 35 basis points. Interest on nontaxable securities increased $310 thousand or 6.0% due primarily to a $5.5 million increase in the average balance. The tax equivalent average rate earned on nontaxable securities was 6.6% in 1999, a decrease of 7 basis points from 1998.

Interest income on time deposits with banks, federal funds sold, and securities purchased under agreements to resell totaled $1.4 million for 1999, a decrease of $1.5 million or 51%. The decrease is attributable to a $23.4 million decline in the average balance. The average rate earned on these temporary investments was 4.7% for 1999 compared to 5.4% in 1998.

Interest and fees on loans, on a tax equivalent basis, remained unchanged at $55.0 million versus the prior year. A 42 basis point decrease in the average rate earned was offset by a $29.1 million or 4.9% increase in the average balance.

INTEREST EXPENSE

Interest expense results from incurring interest on interest bearing liabilities, which primarily include interest bearing deposits, securities sold under agreements to repurchase, and other borrowed funds. Interest expense is affected by the volume, composition of interest bearing liabilities, and the related rates paid thereon. Total interest expense for 1999 was $27.2 million, a decrease of $2.0 million or 6.7% from the prior year. The decrease in interest expense is primarily attributable to decreases in the average rate paid on interest bearing liabilities. The average rate paid on interest bearing liabilities was 3.8% for 1999, which is a 39 basis point decrease from 1998 and more than compensated for the $20.7 million or 3.0% increase in the average balance.

Interest expense on interest bearing demand deposits decreased 8.4% to $4.0 million due primarily to a 35 basis point decrease in the average rate paid in 1999. The decrease in rate offset a $12.4 million or 6.9% increase in the average balance. Interest expense on savings deposits decreased $322 thousand or 6.6% due to a 36 basis point decrease in the average rate paid, which offset an $8.0 million or 5.3% growth in average savings deposits. Interest on time deposits, the largest component of interest expense, totaled $16.5 million for 1999, a $1.4 million or 7.8% decrease from 1998. This decrease was primarily the result of a 34 basis point decrease in the average rate paid in 1999 compared to 1998. A $5.7 million decrease in the average balance in 1999 also contributed to the reduction in interest expense.

Interest expense on securities sold under agreements to repurchase and other borrowed funds increased $114 thousand, which was due primarily to an increase in the average liability of $6.0 million. The average rate paid on these liabilities was 4.7% for 1999, a decrease of 4 basis points.

NET INTEREST INCOME

Net interest income is the most significant component of the Company's earnings. Net interest income is the excess of the interest income earned on assets over the interest paid for funds to support those assets. The table on the following page represents the major components of interest earning assets and interest bearing liabilities on a tax equivalent basis (TE) where tax exempt income is adjusted upward by an amount equivalent to the federal income taxes that would have been paid if the income had been fully taxable (assuming a 34% tax rate).

Tax equivalent net interest income was $44.0 million for 1999, an increase of $1.5 million or 3.5% over 1998. The net interest margin was 4.91% for 1999, unchanged compared to the prior year. Changes in net interest income and margin result from the interaction between the volume and composition of earning assets, the related yields, and the associated cost and composition of interest bearing liabilities. Accordingly, portfolio size, composition, and the related yields earned and average rates paid can have a significant impact on net interest income and margin.

The increase in net interest income is primarily attributable to a $2.0 million decrease in interest expense. This decrease offset a $465 thousand decline in interest income and was driven by a 39 basis point decrease in the average rate paid on interest bearing sources of funds. The most significant reduction in interest expense was related to interest on time deposits, which decreased $1.4 million or 7.8%. Interest on savings and interest bearing demand deposits declined 6.6% and 8.4%, respectively.

Tax equivalent net interest spread increased 5 basis points to 4.16% compared to 4.11% in the prior year. The increase is the result of a 34 basis point decrease in the average rate earned on earning assets and a decrease of 39 basis points in the average rate paid on interest bearing liabilities.


DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:  INTEREST RATES AND INTEREST DIFFERENTIAL

December 31,                               1999                              1998                             1997

                                Average              Average     Average             Average     Average                Average
(In thousands)                  Balance  Interest     Rate       Balance  Interest    Rate       Balance    Interest     Rate
--------------                  -------  --------     ----       -------  --------    ----       -------    --------     ----
EARNING ASSETS
  Investment securities
   Taxable                    $163,077     $9,191     5.64%     $143,567    $8,598    5.99%    $143,162      $8,635      6.03%
   Nontaxable 1                 83,211      5,499     6.61        77,676     5,189    6.68       66,500       4,553      6.85
  Time deposits with banks,
   federal funds sold and
   securities purchased
   under agreements
   to resell                    30,902      1,446     4.68        54,260     2,942    5.42       47,702      2,592      5.43
  Loans 1,2,3                  618,860     55,036     8.89       589,714    54,908    9.31      566,033     53,328      9.42
                               -------     ------     ----       -------    ------    ----      -------     ------      ----
     Total earning assets      896,050    $71,172     7.94%      865,217   $71,637    8.28%     823,397    $69,108      8.39%

  Allowance
  for loan losses               (9,272)                           (9,134)                        (8,871)
                                ------                            ------                         ------
     Total earning assets,
     net of allowance
     for loan losses           886,778                           856,083                        814,526

NONEARNING ASSETS
  Cash and due from banks       64,464                            62,001                         58,561
  Premises and equipment, net   24,985                            24,083                         20,538
  Other assets                  12,821                            12,973                         12,295
                              --------                          --------                       --------
     Total assets             $989,048                          $955,140                       $905,920
                              ========                          ========                       ========

INTEREST BEARING LIABILITIES
  Deposits
   Interest bearing demand    $192,695     $3,977     2.06%     $180,265    $4,343    2.41%    $172,803     $4,219      2.44%
   Savings                     158,501      4,557     2.88       150,499     4,879    3.24      141,961      4,469      3.15
   Time                        322,616     16,527     5.12       328,351    17,916    5.46      321,376     17,225      5.36
  Securities sold under
   agreements to repurchase     41,741      1,925     4.61        34,788     1,762    5.06       27,424      1,307      4.77
  Other borrowed funds           3,634        198     5.45         4,581       247    5.39        3,896        230      5.90
                               -------     ------     ----       -------    ------    ----      -------     ------      ----
     Total interest bearing
     liabilities               719,187     27,184     3.78       698,484    29,147    4.17      667,460     27,450      4.11
                                           ------     ----                  ------    ----                  ------      ----
NONINTEREST BEARING LIABILITIES
  Commonwealth of Kentucky
   deposits                     30,329                            28,245                         27,214
  Other demand deposits        110,299                           100,907                         90,127
  Other liabilities              4,839                             7,620                          8,270
                               -------                           -------                        -------
     Total liabilities         864,654                           835,256                        793,071

     Shareholders' equity      124,394                           119,884                        112,849
                               -------                           -------                        -------
Total liabilities and
  shareholders' equity        $989,048                          $955,140                       $905,920
                              ========                          ========                       ========

Net interest income                        43,988                           42,490                          41,658
TE basis adjustment                        (2,138)                          (1,956)                         (1,748)
                                           ------                           ------                          ------
     Net interest income                  $41,850                          $40,534                         $39,910
                                          =======                          =======                         =======
Net interest spread                                   4.16%                           4.11%                             4.28%
Net interest margin                                   4.91%                           4.91%                             5.06%


1 Income and yield stated at a fully tax equivalent basis, using a 34% tax rate. 2 Loan balances include principal balances on nonaccrual loans.
3 Loan fees included in interest income amounted to $1.8 million, $2.0 million, and $1.6 million in 1999, 1998, and 1997, respectively.

The following table is an analysis of the change in net interest income.

ANALYSIS OF CHANGES IN NET INTEREST INCOME (TAX EQUIVALENT BASIS)

                                        Variance           Variance Attributed to        Variance        Variance Attributed to
(In thousands)                         1999/1998 1         Volume            Rate       1998/1997 1       Volume           Rate
---------------                        -----------         ------            ----       -----------       ------           ----
INTEREST INCOME
   Taxable investment securities         $593              $1,117           $(524)         $(37)             $23           $(60)
   Nontaxable investment securities 2     310                 365             (55)          636              751           (115)
   Time deposits with banks, federal
     funds sold and securities
     purchased under agreements
     to resell                         (1,496)             (1,135)           (361)          350              355             (5)
   Loans 2                                128               2,657          (2,529)        1,580            2,209           (629)
                                         ----               -----          ------         -----            -----           ----
       Total interest income             (465)              3,004          (3,469)        2,529            3,338           (809)

INTEREST EXPENSE
   Interest bearing demand deposits      (366)                289            (655)          124              177            (53)
   Savings deposits                      (322)                246            (568)          410              278            132
   Time deposits                       (1,389)               (304)         (1,085)          691              372            319
   Securities sold under agreements
     to repurchase                        163                 330            (167)          455              371             84
   Other borrowed funds                   (49)                (52)              3            17               38            (21)
                                       ------                 ---          ------         -----            -----            ---
       Total interest expense          (1,963)                509          (2,472)        1,697            1,236            461
                                       ------                 ---          ------         -----            -----            ---
Net interest income                    $1,498              $2,495           $(997)         $832           $2,102        $(1,270)
                                       ======              ======           =====          ====           ======        =======

Percentage change                       100.0%              166.6%          (66.6%)       100.0%           252.6%        (152.6)%

1 The changes which are not solely due to rate or volume are allocated on a percentage basis, using the absolute values of rate and volume variances as a basis for allocation.
2  Income stated at fully tax equivalent basis using a 34% tax rate.


NONINTEREST INCOME

Noninterest income increased $83 thousand or 0.7% to $12.4 million for 1999. Service charges and fees on deposits, the largest component of noninterest income, increased $66 thousand to $5.2 million. Trust department income increased $106 thousand or 7.8% to $1.5 million due primarily to an increase in assets under management. Other service charges, commissions, and fees increased $57 thousand or 1.5%. Custodial safekeeping fees, the largest component of other service charges, commissions, and fees increased $185 thousand or 20%. Data processing fees declined $114 thousand or 7.6% due to a reduction in ATM authorization fees. Net gains on the sale of investment securities totaled $49 thousand compared to $60 thousand a year earlier. Other noninterest income for 1999 was $470 thousand, a decrease of $21 thousand compared to 1998. Significant components of the decrease include an increase in losses on the sale of loans of $53 thousand and an increase in gains on the sale of fixed assets of $94 thousand.

NONINTEREST EXPENSE

Noninterest expense was $32.6 million for 1999, an increase of $371 thousand or 1.2% from 1998. The largest component of noninterest expense is salaries and employee benefits, which declined $225 thousand or 1.3% to $17.6 million at year end 1999. The decline in salaries and employee benefits is attributable to a $299 thousand decrease in noncash compensation related to the Company's nonqualified stock option plan. As of December 31, 1999, the Company had 443 full time equivalent employees, an increase of 4 from the prior year end.

The Company estimates additional future noncash compensation expense as detailed in the table below. The amounts are net of tax and unadjusted for future forfeitures.

Year (In thousands)                               Amount
-------------------                               ------

2000                                            $    633
2001                                                 631
2002                                                 536
2003                                                 297
2004                                                 145
                                                   -----
Total                                           $  2,242
                                                ========


Occupancy expense increased $127 thousand or 6.1% in 1999 to $2.2 million primarily due to an increase in depreciation of banking premises. Equipment expenses increased $148 thousand or 5.2% to $3.0 million primarily due to increases in depreciation on furniture, fixtures, and equipment. Increases in other noninterest expenses of $415 thousand were partially offset by a decrease in data processing expense of $94 thousand. The decrease in data processing expense is primarily attributed to decreases in credit card processing expenses of $77 thousand.

INCOME TAX

Income tax expense for 1999 was $4.9 million, a decrease of $384 thousand or 7.3% from 1998. The effective tax rates were 26.0% and 27.1% for the years ended 1999 and 1998, respectively. The reduction in the effective tax rate for 1999 is primarily due to an increase in tax exempt income and the realization of investment tax credits through participation in low income housing projects.

FINANCIAL CONDITION

On December 31, 1999 assets were $1.0 billion, an increase of $47.4 million or 4.8% from the prior year end. The increase in assets is primarily due to the relationship between the Company's principal subsidiary, Farmers Bank & Capital Trust Co., and the Commonwealth of Kentucky. Farmers Bank is the depository for the Commonwealth of Kentucky. As such, large fluctuations in deposits are likely to occur on a daily basis. Farmers Bank received a significant deposit from the Commonwealth at year end 1999 that accounts for most of the increase in total assets. On an average basis, assets increased $33.9 million or 3.6% to $989 million for 1999. Earning assets, primarily loans and investment securities, averaged $896 million, an increase of $30.8 million or 3.6%.

LOANS

As of December 31, 1999, loans, net of unearned income, totaled $643 million, an increase of $38.5 million or 6.4% from $605 million in the prior year. Real estate mortgage loans increased $38.3 million or 10.9% in the comparison. This increase was led by additional nonfarm, nonresidential loans of $21.2 million and residential first mortgage loans of $13.6 million. Installment loans decreased $4.2 million or 5.2%. Lease financing increased $2.2 million or 7.4% and commercial and real estate construction loans increased $2.1 million or 1.5%.

The composition of the loan portfolio is summarized in the table below.

Year Ended December 31, (In thousands)    1999       %        1998       %        1997     %       1996       %      1995       %
--------------------------------------    ----       -        ----       -        ----     -       ----       -      ----       -
Commercial, financial, and agriculture $105,064    16.3%   $116,625    19.3%   $114,377  19.5%   $120,256   21.5% $114,412    21.1%
Real estate - construction               38,471     6.0      24,770     4.1      26,299   4.5      27,098    4.9    26,380     4.9
Real estate - mortgage                  390,225    60.7     351,879    58.2     334,612  57.1     305,229   54.6   292,913    53.8
Installment                              77,051    12.0      81,254    13.4      83,368  14.2      80,741   14.5    91,199    16.8
Lease financing                          32,379     5.0      30,155     5.0      27,284   4.7      24,925    4.5    18,276     3.4
                                       --------   -----    --------   -----    -------- -----    --------  -----  --------   -----
   Total                               $643,190   100.0%   $604,683   100.0%   $585,940 100.0%   $558,249  100.0% $543,180   100.0%
                                       ========   =====    ========   =====    ======== =====    ========  =====  ========   =====

The following table presents commercial, financial, and agricultural loans and real estate construction loans outstanding at December 31, 1999, which, based on remaining scheduled repayments of principal, are due in the periods indicated.

LOAN MATURITIES
                                                  Within            After One But             After
(In thousands)                                   One Year         Within Five Years        Five Years          Total
--------------                                   --------         -----------------        ----------          -----
Commercial, financial, and agricultural            $76,294            $25,640                 $3,130          $105,064
Real estate - construction                          35,940              2,513                     18            38,471
                                                  --------            -------                 ------          --------
   Total                                          $112,234            $28,153                 $3,148          $143,535
                                                  ========            =======                 ======          ========

The table below presents commercial, financial, and agricultural loans and real estate construction loans outstanding at December 31, 1999, which are due after one year, classified according to sensitivity to changes in interest rates.

INTEREST SENSITIVITY

                                                  Fixed               Variable
(In thousands)                                     Rate                 Rate
--------------                                     ----                 ----

Due after one but within five years              $19,259               $8,894
Due after five years                               3,148
                                                 -------               ------
   Total                                         $22,407               $8,894
                                                 =======               ======



ASSET QUALITY

The Company maintains policies and procedures to ensure that the granting of credit is done in a sound and consistent manner. This includes policies on a Company wide basis that require certain minimum standards to be maintained. However, the policies also permit the individual subsidiary companies authority to adopt standards that are no less stringent than those included in the Company wide policies. Credit decisions are made at the subsidiary bank level under the guidelines established by policy. The Company's internal audit department performs a loan review at each subsidiary bank during the year. This loan review evaluates loan administration, credit quality, documentation, compliance with Company loan standards, and the adequacy of the allowance for loan losses on a consolidated and subsidiary basis.

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

In addition, borrowers may experience difficulty in periods of economic deterioration, and the level of nonperforming loans, charge offs, and delinquencies could rise and require additional increases in the provision. Also, regulatory agencies, as an integral part of their examinations, periodically review the allowance for loan losses. These reviews could result in additional adjustments to the provision based upon their judgments about relevant information available during an examination.

The provision for loan losses increased $1.7 million in 1999 compared to 1998. $1.0 million of the increase in provision relates to the deterioration of a single commercial loan credit in the fourth quarter of 1999. The Company had net charge offs of $2.3 million in 1999, of which $1.0 million relates to the previously mentioned commercial credit. The allowance for loan losses was 1.50% of net loans at year end 1999 and 1998. Management continues to emphasize collection efforts and evaluation of risks within the portfolio. The composition of the Company's loan portfolio continues to be diverse with no significant concentration of credit to any particular industry or individual.

The table below summarizes the loan loss experience for the past five years.

Year Ended December 31, (In thousands)                1999             1998             1997              1996             1995
--------------------------------------                ----             ----             ----              ----             ----
BALANCE OF ALLOWANCE FOR LOAN LOSSES AT
    BEGINNING OF PERIOD                             $9,048           $9,114          $ 8,741           $ 8,472         $  8,889
Loans charged off:
    Commercial, financial, and agricultural          1,590              716              720             1,609            2,390
    Real estate                                         79              386              465               920              118
    Installment loans to individuals                 1,209            1,061            1,133             1,862            2,376
    Lease financing                                     64              109              433                18
                                                     -----            -----            -----             -----            -----
       Total loans charged off                       2,942            2,272            2,751             4,409            4,884

Recoveries of loans previously charged off:

   Commercial, financial, and agricultural             249              383              437               144              192
   Real estate                                         172              345              527                38              146
   Installment loans to individuals                    267              341              330               334              402
   Lease financing                                       2                3
                                                     -----            -----            -----             -----            -----
       Total recoveries                                690            1,072            1,294               516              740
                                                     -----            -----            -----             -----            -----
       Net loans charged off                         2,252            1,200            1,457             3,893            4,144

Additions to allowance charged
   to expense                                        2,863            1,134            1,830             4,162            3,727
                                                     -----            -----            -----             -----            -----
       Balance at end of period                     $9,659           $9,048           $9,114            $8,741         $  8,472
                                                    ======           ======           ======            ======         ========
Average loans
   net of unearned income                         $618,860         $589,714         $566,033          $546,040         $540,632
Ratio of net charge offs
   during period to average loans, net
   of unearned income                                  .36%             .20%             .26%              .71%             .77%

The following table presents an estimate of the allocation of the allowance for loan losses by type for the date indicated. Although specific allocations exist, the entire allowance is available to absorb losses in any particular category.

ALLOWANCE FOR LOAN LOSSES

Year Ended December 31, (In thousands)                1999               1998               1997              1996              1995
--------------------------------------                ----               ----               ----              ----              ----
Commercial, financial, and agricultural             $3,649             $2,536             $2,942            $3,806            $4,138
Real estate                                          3,807              4,637              4,324             2,974             1,928
Installment loans to individuals                     1,829              1,450              1,417             1,304             2,176
Lease financing                                        374                425                431               657               230
                                                    ------             ------             ------            ------            ------
   Total                                            $9,659             $9,048             $9,114            $8,741            $8,472
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

Total nonperforming loans increased $1.9 million to $4.9 million at year end 1999. The increase is primarily attributed to an increase in nonaccrual loans of $1.5 million. Included in this amount is $418 thousand attributed to the commercial loan credit discussed under the caption titled "Asset Quality". Nonperforming loans represent 0.76% of net loans at year end 1999 compared to 0.48% for 1998. The $1.9 million increase in nonperforming loans was partially offset by a $911 thousand decrease in other repossessed and foreclosed assets. Information regarding nonperforming loans and assets is presented in the table below.

Year Ended December 31, (In thousands)                  1999           1998              1997               1996             1995
--------------------------------------                  ----           ----              ----               ----             ----
Loans accounted for on nonaccrual basis               $2,767         $1,286            $3,137             $2,938           $2,897
Loans past due 90 days or more                         2,102          1,645             2,196              1,822            1,713
Restructured loans                                                                      1,285              1,814            1,571
                                                       -----          -----             -----              -----            -----
   Total nonperforming loans                           4,869          2,931             6,618              6,574            6,181

Other real estate owned                                  734          1,671                29                                 769
Other foreclosed assets                                   95             69                                   47                7
                                                       -----          -----             -----              -----            -----
       Total nonperforming assets                     $5,698         $4,671            $6,647             $6,621           $6,957
                                                      ======         ======            ======             ======           ======

TEMPORARY INVESTMENTS

Federal funds sold and securities purchased under agreements to resell are the primary components of temporary investments. The Company uses these funds in the management of liquidity and interest rate sensitivity. In 1999, temporary investments averaged $30.9 million, a decrease of $23.4 million or 43.0% from 1998. Temporary investment funds are reallocated as loan demand presents the opportunity.

INVESTMENT SECURITIES

The majority of the investment securities portfolio is comprised of U.S. Government agency securities, mortgage-backed securities, and tax-exempt securities of states and political subdivisions. Total investment securities were $230 million on December 31, 1999, a decrease of $33.0 million or 12.6% from year end 1998.

The funds made available from maturing or called bonds have been redirected primarily to fund new loan growth as needed. The purchase of nontaxable obligations of states and political subdivisions is the primary means of managing the Company's tax position. The alternative minimum tax is not expected to impact the Company's ability to acquire tax-free obligations in the near future as they become available at an attractive yield.

Available for sale and held to maturity securities were $168 million and $61.9 million at year end 1999, a decrease of $23.5 million and $9.5 million, respectively. Total investment securities averaged $246 million, an increase of $25.0 million or 11.3% from year end 1998. The Company realized $49 thousand in net gains on the sale of available for sale investment securities during 1999, a decrease of $11 thousand versus the prior year. The net unrealized loss on available for sale securities, included as a component of shareholders' equity, was $1.9 million on December 31, 1999.

The following table summarizes the carrying values of investment securities on December 31, 1999, 1998, and 1997. The investment securities are divided into available for sale and held to maturity securities. Available for sale securities are carried at the estimated fair value and held to maturity securities are carried at amortized cost.

December 31,                                       1999                             1998                           1997

                                         Available         Held to       Available       Held to      Available         Held to
(In thousands)                           for sale         maturity       for sale       maturity       for sale        maturity
--------------                           --------         --------       --------       --------       --------        --------
U.S. Treasury securities                   $3,748                         $22,379                      $25,789          $1,000
Obligations of U.S.
   Government agencies                     75,997          $2,600          86,998        $2,600         59,053          16,149
Obligations of states and political
   subdivisions                            21,152          58,562          17,807        65,891                         69,662
Mortgage-backed securities                 50,889             734          45,520         2,878         30,543           8,875
Corporate debt                             11,969                          14,915                          184
Equity securities                           4,189                           3,868                        3,507
                                         --------         -------        --------       -------       --------         -------
   Total                                 $167,944         $61,896        $191,487       $71,369       $119,076         $95,686
                                         ========         =======        ========       =======       ========         =======

The following table presents an analysis of the contractual maturity distribution and tax equivalent weighted average interest rates of investment securities at December 31, 1999. For purposes of this analysis, available for sale securities are stated at fair value and held to maturity securities are stated at amortized cost. Equity securities in the available for sale portfolio consist primarily of Federal Home Loan Bank stock, which has no stated maturity and are not included in the maturity schedule that follows.


AVAILABLE FOR SALE
                                      Within             After One But       After Five But          After
                                     One Year          Within Five Years    Within Ten Years        Ten Years
 (In thousands)                  Amount     Rate        Amount      Rate     Amount     Rate      Amount     Rate
 --------------                  ------     ----        ------      ----     ------     ----      ------     ----
U.S. Treasury securities         $2,503     5.60%        $1,245     5.41%
Obligations of U.S.
    Government agencies          39,414     5.31         21,635     5.86     $9,980     6.10%     $4,968      6.59%
Obligations of states and
    political subdivisions                                3,940     6.09     14,645     6.27       2,567      6.76
Mortgage-backed securities                                  926     6.53     38,997     5.98      10,966      6.33
Corporate debt                    3,071     5.54          8,898     5.90
                                -------     ----        -------     ----    -------     ----     -------      ----
       Total                    $44,988     5.34%       $36,644     5.89%   $63,622     6.06%    $18,501      6.46%
                                =======     ====        =======     ====    =======     ====     =======      ====


HELD TO MATURITY
                                      Within             After One But       After Five But          After
                                     One Year          Within Five Years    Within Ten Years        Ten Years
 (In thousands)                  Amount     Rate        Amount      Rate     Amount     Rate      Amount     Rate
 --------------                  ------     ----        ------      ----     ------     ----      ------     ----
Obligations of U.S.
   Government agencies           $2,500     5.66%        $100       6.04%
Obligations of states and
   political subdivisions         9,280     6.48       27,780       6.72     $21,083    7.09%     $419        7.43%
Mortgage-backed securities                                  5       6.50         729    7.11
                                -------     ----      -------       ----    -------     ----     -------      ----
       Total                    $11,780     6.31%     $27,885       6.72%    $21,812    7.09%     $419        7.43%
                                =======     ====      =======       ====     =======    ====      ====        ====


The calculation of the weighted average interest rates for each category is based on the weighted average costs of the securities. The weighted average tax rates on exempt states and political subdivisions are computed on a tax equivalent basis using a 34% tax rate.

DEPOSITS

The Company's primary source of funding for its lending and investment activities result from its customer deposits, which consist of noninterest and interest bearing demand, savings, and time deposits. On December 31, 1999, deposits totaled $862 million, an increase of $32.2 million or 3.9% from year end 1998. A significant deposit received from the Commonwealth of Kentucky at year end 1999 contributed to the increase in deposits. Deposits averaged $814 million in 1999, an increase of $26.2 million or 3.3%.

During 1999 total average interest bearing deposits increased $14.7 million or 2.2% to $674 million while average noninterest bearing deposits increased $11.5 million or 8.9% to $141 million.

Increases in average interest bearing deposits were made in interest bearing demand and savings deposits. Interest bearing demand deposits increased $12.4 million or 6.9% to $193 million and savings deposits increased $8.0 million or 5.3% to $159 million. Average time deposits decreased $5.7 million or 1.7%.

A summary of average balances and rates paid on deposits follows.

                                                 1999                      1998                      1997

                                          Average    Average        Average    Average        Average    Average
(In thousands)                            Balance     Rate          Balance     Rate          Balance     Rate
--------------                            -------     ----          -------     ----          -------     ----
Noninterest bearing demand               $140,628     0.00%        $129,152     0.00%        $117,341     0.00%
Interest bearing demand                   192,695     2.06          180,265     2.41          172,803     2.44
Savings                                   158,501     2.88          150,499     3.24          141,961     3.15
Time                                      322,616     5.12          328,351     5.46          321,376     5.36
                                          -------     ----          -------     ----          -------     ----
       Total                             $814,440     3.08%        $788,267     3.44%        $753,481     3.44%
                                         ========     ====         ========     ====         ========     ====


Maturities of time deposits of $100,000 or more outstanding at December 31, 1999 are summarized as follows.

 (In thousands)                              Amount
 --------------                              ------

3 months or less                            $18,026
Over 3 through 6 months                      13,891
Over 6 through 12 months                     12,620
Over 12 months                               18,146
                                             ------
       Total                                $62,683
                                            =======


Short-term Borrowings

Short-term borrowings are made up primarily of securities sold under agreements to repurchase with balances of $41.2 million, $26.3 million, and $48.3 million in 1999, 1998, and 1997, respectively. Such borrowings are generally on an overnight basis. Other short-term borrowings consist primarily of demand notes issued to the U.S. Treasury under the treasury tax and loan note option account. A summary of short-term borrowings is as follows.

 (In thousands)                               1999          1998          1997
 --------------                               ----          ----          ----
Amount outstanding at year end             $41,971       $26,784       $50,602
Maximum outstanding at any month end       101,359        51,095        50,602
Average outstanding                         42,442        35,807        28,117
Weighted average rate during the year         4.61%         5.05%         4.75%


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

The Company has established a Corporate Asset and Liability Management Committee
(ALCO) to provide guidance and support to each of the ALCO's of the subsidiary banks. ALCO is also responsible for monitoring risks on a Company wide basis. ALCO has established minimum standards in its asset and liability management policy that each subsidiary bank must adopt. However, the subsidiary banks are permitted to deviate from these standards so long as the deviation is no less stringent that that of the Corporate policy.

The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For each balance sheet item listed below, the table presents principal cash flows and related weighted average interest rates by contractual maturity dates.

PRINCIPAL CASH FLOWS AND RELATED WEIGHTED AVERAGE INTEREST RATES
                                                                                                                             Fair
December 31, (Dollars in thousands)          2000         2001       2002       2003       2004   Thereafter      Total      Value
-----------------------------------          ----         ----       ----       ----       ----   ----------      -----      -----
RATE SENSITIVE ASSETS
Interest bearing due from banks           $11,594                                                               $11,594    $11,594
   Average interest rate                     2.89%                                                                 2.89%
Federal funds sold and securities
       purchased under agreements to
       resell                              40,904                                                                40,904     40,904
   Average interest rate                     4.29                                                                  4.29

Investment securities
   Fixed rate                             $56,767      $23,792    $15,321    $13,658    $11,137      $95,100   $215,775   $215,515
   Average interest rate                     5.15%        4.98%      5.30%      5.30%      5.32%        5.68%      5.39%
   Variable rate                                                                                      14,065     14,065     14,065
   Average interest rate                                                                                5.68       5.68

Loans, net
   Fixed rate                            $193,851      $60,270    $49,534    $32,212    $33,824      $23,642   $393,333   $389,463
   Average interest rate                     9.02%        8.94%      8.68%      8.58%      8.11%        8.00%      8.79%
   Variable rate                          187,615       15,524     20,693     15,827      9,668          530    249,857    249,857
   Average interest rate                     8.78         8.21       8.08       8.43       8.16         9.23       8.64

RATE SENSITIVE LIABILITIES
Noninterest bearing checking             $176,315                                                              $176,315   $176,315
Savings and interest bearing checking     369,956                                                               369,956    369,956
   Average interest rate                     2.05%                                                                 2.05%
Time deposits                             192,198      $59,783    $49,302     $6,940     $4,787       $2,939    315,949    316,479
   Average interest rate                     4.92         5.35%      5.79%      5.75%      5.65%        5.69%      5.17
Fixed interest rate borrowings             18,997        1,496        501        245        192          766     22,197     22,035
   Average interest rate                     4.31         6.32       5.51       6.97       7.75         7.75       4.65
Variable interest rate borrowings          23,442                                                                23,442     23,442
   Average interest rate                     4.14                                                                  4.14


LIQUIDITY

The liquidity of the Parent Company is primarily affected by the receipt of dividends from its subsidiary banks (see footnote 16 in the notes to the audited consolidated financial statements) and cash balances maintained. Management expects that in the aggregate, its subsidiary banks will continue to have the ability to dividend adequate funds to the Parent Company.

The Company's objective as it relates to liquidity is to ensure that subsidiary banks have funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability. In order to maintain a proper level of liquidity, the banks have several sources of funds available on a daily basis that can be used for liquidity purposes. Those sources of funds include the subsidiary banks' core deposits, consisting of both business and nonbusiness deposits; cash flow generated by repayment of loan principal and interest; and federal funds purchased and securities sold under agreements to repurchase.

For the longer term, the liquidity position is managed by balancing the maturity structure of the balance sheet. This process allows for an orderly flow of funds over an extended period of time.

Liquid assets consist of cash and cash equivalents and available for sale investment securities. At December 31, 1999, such assets totaled $303 million.

For the year ended December 31, 1999, cash and due from banks totaled $82.9 million. This represents an increase of $44.5 million compared to the prior year. The increase in cash and due from banks in 1999 results primarily from a significant cash deposit received on December 31, 1999 from the Commonwealth of Kentucky and a planned strategy of maintaining additional cash on hand for potential customer deposit withdrawals relating to the Year 2000. Net cash provided by operating activities was $23.3 million in 1999, an increase of $10.8 million over the prior year. Net cash used in investing activities decreased $54.2 million, primarily as a result of decreased purchases of investment securities. Net cash provided by financing activities totaled $36.2 million for the year 1999. This is primarily the result of a net increase in deposits of $32.2 million.

CAPITAL RESOURCES

Shareholders' equity was $125 million on December 31, 1999, increasing $1.3 million or 1.0% from year end 1998. During 1999 the Company purchased 90 thousand shares of its outstanding common stock for a total cost of $3.2 million. Dividends of $8.5 million or $1.13 per share were declared during the year. The Company issued 8 thousand shares of common stock during 1999 pursuant to its nonqualified employee stock option plan.

Consistent with the objective of operating a sound financial organization, the Company's goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios as of December 31, 1999, the regulatory minimums, and the regulatory standard for a well capitalized institution are as follows.

                            Farmers Capital        Regulatory           Well
                           Bank Corporation          Minimum         Capitalized
                           ----------------          -------         -----------

   Tier 1 risk based            18.63%                 4.00%             6.00%
   Total risk based             19.89                  8.00             10.00
   Leverage                     12.77                  4.00              5.00


The capital ratios of each subsidiary bank were in excess of the applicable minimum regulatory capital ratio requirements at December 31, 1999.

The table below is an analysis of dividend payout ratios and equity to asset ratios for the previous five years.

December 31,                           1999     1998    1997   1996     1995
------------                           ----     ----    ----   ----     ----

Percentage of dividends declared
   to net income                      60.66%   53.02%  45.90%  45.21%   50.24%
Percentage of average shareholders'
   equity to average total assets     12.58    12.55   12.46   11.94    11.81


SHAREHOLDER INFORMATION

As of January 1, 2000, there were 867 shareholders of record. This figure does not include individual participants in security position listings.

STOCK PRICES

Farmers Capital Bank Corporation's stock is traded on the National Association of Security Dealers Automated Quotation System (NASDAQ) SmallCap Market tier of The NASDAQ Stock Market, with sales prices reported under the symbol: FFKT. The table below lists the stock prices and dividends declared for 1999 and 1998.

STOCK PRICES

                                                     Dividends
                           High          Low         Declared
                           ----          ---         --------
1999
Fourth Quarter          $36.000       $30.000          $0.29
Third Quarter            43.500        34.500           0.28
Second Quarter           36.625        32.125           0.28
First Quarter            39.375        30.875           0.28

1998
Fourth Quarter          $37.500       $29.000          $0.28
Third Quarter            52.000        31.000           0.24
Second Quarter           50.500        35.125           0.24
First Quarter            35.500        28.500           0.24

Dividends declared per share increased $0.13 or 13.0% and $0.145 or 17.0% for the years 1999 and 1998, respectively.

YEAR 2000 COMPLIANCE

During 1999 the Company completed its efforts of preparing for the January 1, 2000 date change. This process included the five phases as prescribed by regulatory guidelines. As of the date of this report, the Company has not experienced any system failures, miscalculations, or any other disruptions of operations related to the Year 2000 date change. Although considered unlikely, unanticipated disruptions could still occur as a result of noncompliant third parties or other factors that are beyond the control of the Company. The Company will continue to monitor its systems throughout the coming year.

EFFECT OF IMPLEMENTING RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133. This Statement defers the effective date of SFAS No. 133, ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES until fiscal years beginning after June 15, 2000. The Company expects to adopt SFAS No. 133, as amended by
SFAS No. 137, effective January 1, 2001. The Company does not expect the implementation of this Statement to have a material effect on the consolidated financial statements.

1998 COMPARED WITH 1997

Net income was $14.2 million in 1998 compared to $14.1 million in 1997, an increase of $144 thousand. Diluted net income per share increased from $1.86 to $1.89. Net income was relatively unchanged primarily due to noncash compensation expense of $918 thousand, net of tax, related to the adoption of the Company's nonqualified stock option plan. The increase in diluted net income per share was primarily the result of the Company's plan to purchase its own common shares from the open market. The Company purchased 53 thousand shares under the plan, which offset the effect of 11 thousand shares issued pursuant to stock options exercised. This combination resulted in a reduction in the average number of common shares outstanding by 17 thousand. In 1998, the return on average assets was 1.49% and the return on average equity was 11.88% compared to 1.56% and 12.50%, respectively, for 1997.

Total interest income on a tax equivalent basis was $71.6 million, an increase of $2.5 million or 3.7% from 1997. A $41.8 million increase in average earning assets offset an 11 basis point decrease in the average rate earned on earning assets. Average loans, which increased $23.7 million or 4.2% to $590 million, represented the largest increase in average earning assets.

Total interest expense was $29.1 million, an increase of $1.7 million or 6.2% from 1997. The increase was primarily due to increases in the average balance of each category of interest bearing liabilities. The average rate paid on time deposits increased 10 basis points, which was also a significant contributing factor.

The spread between rates earned and paid was 4.11% in 1998, a 17 basis point decrease from 1997. The decrease is primarily due to an 11 basis point decrease in the yield earned on loans and increases in the overall costs of funding by 6 basis points. The net interest margin was 4.91% in 1998, a decrease of 15 basis points from 1997.

Noninterest income increased $363 thousand or 3.0% to $12.3 million for 1998. Service charges and fees on deposits, the largest component of noninterest income, decreased $171 thousand to $5.2 million. These declines were offset by increases in trust department income and other service charges, commissions, and fees. Trust department income increased $223 thousand to $1.4 million due primarily to an increase in assets under management. Other service charges, commissions, and fees, led by a $148 thousand increase in custodial safekeeping fees, increased $395 thousand to $3.8 million. Net gains on the sale of investment securities, which were $0 in 1997, totaled $60 thousand in 1998. Other noninterest income for 1998 was $2.0 million, a decrease of $144 thousand.

Noninterest expense was $32.2 million for 1998, an increase of $2.1 million or 6.9% over 1997. The increase is primarily the result of a $1.6 million or 10.2% increase in salaries and employee benefits. Included in the increase is $1.4 million in noncash compensation related to the Company's nonqualified stock option plan. Excluding the noncash compensation for 1998, salaries and employee benefits increased $232 thousand or 1.4%.

Income tax expense for 1998 was $5.3 million, a decrease of $535 thousand from $5.8 million in 1997. The effective tax rates were 27.1% and 29.2% for the years ended 1998 and 1997, respectively. The reduction in the effective tax rate for 1998 is primarily due to an increase in tax exempt income and the realization of investment tax credits through participation in low income housing projects.

MANAGEMENT'S REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING

The management of Farmers Capital Bank Corporation has the responsibility for preparing the accompanying consolidated financial statements and for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles. The consolidated financial statements include amounts that are based on management's best estimates and judgments. Management also prepared other information in the annual report and is responsible for its accuracy and consistency with the financial statements.

Farmers Capital Bank Corporation's 1999 consolidated financial statements have been audited by KPMG LLP independent accountants. Management has made available to KPMG LLP all financial records and related data, as well as the minutes of Boards of Directors' meetings. Management believes that all representations made to KPMG LLP during the audit were valid and appropriate.

Management of Farmers Capital Bank Corporation has established and maintains a system of internal control that provides reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting. The system of internal control provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees with significant roles in the financial reporting process and updated as necessary. Management continually monitors the system of internal control for compliance.

Farmers Capital Bank Corporation maintains an internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements thereto. Management has considered the recommendations of the internal audit staff and KPMG LLP and has taken actions that we believe respond appropriately to these recommendations. Management believes that, as of December 31, 1999, the system of internal control was adequate to accomplish the objectives discussed herein.


/s/Charles S. Boyd                            /s/C Douglas Carpenter
------------------                            ----------------------
Charles S. Boyd                               C. Douglas Carpenter
President and CEO                             Vice President and CFO

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Farmers Capital Bank Corporation

We have audited the accompanying consolidated balance sheets of Farmers Capital Bank Corporation and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Farmers Capital Bank Corporation and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                  /s/KPMG LLP
                              Louisville, Kentucky
                                January 17, 2000

CONSOLIDATED BALANCE SHEETS

December 31, (In thousands, except share data)                                          1999             1998
----------------------------------------------                                          ----             ----
ASSETS
Cash and cash equivalents:
   Cash and due from banks                                                           $82,862          $38,385
   Interest bearing deposits in other banks                                           11,594            1,914
   Federal funds sold and securities purchased under
       agreements to resell                                                           40,904           51,535
                                                                                     -------           ------
       Total cash and cash equivalents                                               135,360           91,834

Investment securities:
   Available for sale, amortized cost of  $170,885 (1999) and $190,928 (1998)        167,944          191,487
   Held to maturity, market value of $61,636 (1999) and $73,167 (1998)                61,896           71,369
                                                                                     -------          -------
       Total investment securities                                                   229,840          262,856

Loans, net of unearned income                                                        643,190          604,683
Allowance for loan losses                                                             (9,659)          (9,048)
                                                                                     -------          -------
       Loans, net                                                                    633,531          595,635

Premises and equipment, net                                                           24,409           24,861
Other assets                                                                          16,647           17,152
                                                                                  ----------         --------
       Total assets                                                               $1,039,787         $992,338
                                                                                  ==========         ========
LIABILITIES
Deposits:
   Noninterest bearing                                                              $176,315         $123,741
   Interest bearing                                                                  685,905          706,260
                                                                                     -------          -------
       Total deposits                                                                862,220          830,001

Securities sold under agreements to repurchase                                        41,200           26,324
Other borrowed funds                                                                   4,439            3,926
Dividends payable                                                                      2,162            2,113
Other liabilities                                                                      4,660            6,135
                                                                                     -------          -------
       Total liabilities                                                             914,681          868,499

Commitments and contingencies

SHAREHOLDERS' EQUITY

Common stock, par value $.125 per share; 9,608,000 shares authorized;  7,437,792 and 7,520,465 shares issued and
   outstanding at December 31, 1999 and 1998, respectively                               930              940
Capital surplus                                                                       11,686           10,520
Retained earnings                                                                    114,431          112,010
Accumulated other comprehensive (loss) income                                         (1,941)             369
                                                                                     -------          -------
       Total shareholders' equity                                                    125,106          123,839
                                                                                  ----------         --------
       Total liabilities and shareholders' equity                                 $1,039,787         $992,338
                                                                                  ==========         ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

 (In thousands, except per share data)
For the years ended December 31,                         1999              1998             1997
--------------------------------                         ----              ----             ----
INTEREST INCOME
Interest and fees on loans                            $54,616           $54,556          $52,991
Interest on investment securities:
   Taxable                                              9,191             8,598            8,635
   Nontaxable                                           3,781             3,585            3,142
Interest on deposits in other banks                        79               154              114
Interest on federal funds sold and securities
   purchased under agreements to resell                 1,367             2,788            2,478
                                                       ------            ------           ------
       Total interest income                           69,034            69,681           67,360

INTEREST EXPENSE
Interest on deposits                                   25,061            27,138           25,913
Interest on other borrowed funds                        2,123             2,009            1,537
                                                       ------            ------           ------
       Total interest expense                          27,184            29,147           27,450
                                                       ------            ------           ------
       Net interest income                             41,850            40,534           39,910
Provision for loan losses                               2,863             1,134            1,830
                                                       ------            ------           ------
       Net interest income after provision
         for loan losses                               38,987            39,400           38,080

NONINTEREST INCOME
Service charges and fees on deposits                    5,220             5,154            5,325
Other service charges, commissions, and fees            3,847             3,790            3,395
Data processing income                                  1,380             1,494            1,458
Trust income                                            1,466             1,360            1,137
Investment securities gains, net                           49                60
Other                                                     470               491              671
                                                       ------            ------           ------
       Total noninterest income                        12,432            12,349           11,986

NONINTEREST EXPENSE
Salaries and employee benefits                         17,588            17,813           16,168
Occupancy expenses, net                                 2,207             2,080            1,950
Equipment expenses                                      2,993             2,845            2,732
Data processing expense                                   383               477              528
Bank franchise tax                                      1,101             1,005            1,070
Other                                                   8,314             7,995            7,693
                                                       ------            ------           ------
       Total noninterest expense                       32,586            32,215           30,141
                                                       ------            ------           ------
       Income before income taxes                      18,833            19,534           19,925
Income tax expense                                      4,903             5,287            5,822
                                                       ------            ------           ------
       Net income                                     $13,930           $14,247          $14,103
                                                      =======           =======          =======

NET INCOME PER COMMON SHARE
   Basic and diluted                                    $1.86             $1.89            $1.86

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic and diluted                                    7,478             7,555            7,572

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)
For the years ended December 31,                                 1999           1998           1997
--------------------------------                                 ----           ----           ----
NET INCOME                                                    $13,930        $14,247        $14,103
Other comprehensive (loss) income:
    Unrealized holding (loss) gain on available for sale
       securities arising during the period, net of tax
       of $1,153, $172, and $238, respectively                 (2,239)           334            462
    Reclassification adjustment for prior period
       unrealized gain recognized during current period,
       net of tax of $71 and $33 in 1999 and 1998                 (71)           (65)
                                                              -------        -------        -------
    Other comprehensive (loss) income                          (2,310)           269            462
                                                              -------        -------        -------
Comprehensive income                                          $11,620        $14,516        $14,565
                                                              =======        =======        =======

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                Accumulated
(In thousands, except per share data)                                                              Other              Total
For the years ended                              Common Stock            Capital    Retained   Comprehensive       Shareholders'
December 31, 1999, 1998, and 1997             Shares       Amount        Surplus    Earnings   (Loss) Income          Equity
---------------------------------             ------       ------        -------    --------   -------------          ------
   Balance at January 1, 1997                7,594          $949          $8,931    $100,078         $(362)           $109,596

Net income                                                                            14,103                            14,103
Other comprehensive income                                                                             462                 462
Cash dividends declared, $.855 per share                                              (6,473)                           (6,473)
Purchase of common stock                       (32)           (4)            (37)       (603)                             (644)
                                             -----           ---           -----     -------           ---             -------
   Balance at December 31, 1997              7,562           945           8,894     107,105           100             117,044

Net income                                                                            14,247                            14,247
Other comprehensive income                                                                             269                 269
Cash dividends declared, $1.00 per share                                              (7,554)                           (7,554)
Purchase of common stock                       (53)           (6)            (62)     (1,788)                           (1,856)
Stock options exercised                         11             1             275                                           276
Noncash compensation expense attributed
   to stock option grants                                                  1,413                                         1,413
                                             -----           ---           -----     -------           ---             -------
   Balance at December 31, 1998              7,520           940          10,520     112,010           369             123,839

Net income                                                                            13,930                            13,930
Other comprehensive loss                                                                            (2,310)             (2,310)
Cash dividends declared, $1.13 per share                                              (8,450)                           (8,450)
Purchase of common stock                       (90)          (11)           (107)     (3,059)                           (3,177)
Stock options exercised                          8             1             204                                           205
Noncash compensation expense attributed
   to stock option grants                                                  1,069                                         1,069
                                             -----           ---          ------     -------        ------             -------
     Balance at December 31, 1999            7,438          $930         $11,686    $114,431       $(1,941)           $125,106
                                             =====          ====         =======    ========       =======            ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, (In thousands)                                        1999              1998             1997
-----------------------------------------------                                        ----              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                       $13,930           $14,247          $14,103
   Adjustments to reconcile net income to net cash
       provided by operating activities:
      Depreciation and amortization                                                   2,951             2,757            2,587
      Net amortization of investment security
       premiums and discounts:
         Available for sale                                                            (196)             (135)             (84)
         Held to maturity                                                                25                68               77
      Provision for loan losses                                                       2,863             1,134            1,830
      Noncash compensation expense                                                    1,069             1,413
      Mortgage loans originated for sale                                            (10,016)          (18,351)          (9,080)
      Proceeds from sale of mortgage loans                                           13,030            15,104            9,017
      Deferred income tax (benefit) expense                                            (324)             (131)             633
      Loss (gain) on sale of mortgage loans                                              46                (7)             (19)
      (Gain) loss on sale of fixed assets                                               (83)               11               (8)
      Gain on sale of available for sale investment securities                          (49)              (60)
      (Increase) decrease in accrued interest receivable                               (130)             (405)             324
      Decrease (increase) in other assets                                               936            (3,007)          (3,523)
      (Decrease) increase in accrued interest payable                                  (173)               29             (248)
      Decrease in other liabilities                                                    (610)             (177)            (749)
                                                                                     ------            ------           ------
       Net cash provided by operating activities                                     23,269            12,490           14,860

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from maturities and calls of investment securities:
       Available for sale                                                           162,755           135,899          118,918
       Held to maturity                                                               9,448            30,899           33,767
      Proceeds  from sale of available  for sale  investment  securities             13,396            25,673
      Purchases of investment securities:
       Available for sale                                                          (155,863)         (233,379)        (127,920)
       Held to maturity                                                                                (6,650)         (17,921)
      Loans originated for investment, net of principal collected                   (43,819)          (16,689)         (29,066)
      Purchases of premises and equipment                                            (2,257)           (5,911)          (4,094)
      Proceeds from sale of equipment                                                   362                22              154
                                                                                     ------            ------           ------
      Net cash used in investing activities                                         (15,978)          (70,136)         (26,162)

CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase (decrease) in deposits                                            32,219            (4,975)          48,666
      Dividends paid                                                                 (8,401)           (7,256)          (6,216)
      Purchase of common stock                                                       (3,177)           (1,856)            (644)
      Stock options exercised                                                           205               232
      Net increase (decrease) in other borrowed funds                                15,389           (23,405)          33,490
                                                                                     ------            ------           ------
      Net cash provided by (used in) financing activities                            36,235           (37,260)          75,296
                                                                                     ------            ------           ------
      Net increase (decrease) in cash and cash equivalents                           43,526           (94,906)          63,994

  Cash and cash equivalents at beginning of year                                     91,834           186,740          122,746
                                                                                     ------           -------          -------
      Cash and cash equivalents at end of year                                     $135,360           $91,834         $186,740
                                                                                   ========           =======         ========

SUPPLEMENTAL DISCLOSURES
 Cash paid during the year for:
  Interest                                                                          $27,357           $29,118          $27,698
  Income taxes                                                                        6,025             5,185            5,649
Cash dividend declared and unpaid                                                     2,162             2,113            1,815

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

     BASIS  OF  PRESENTATION  AND   ORGANIZATION
     The consolidated financial statements include the accounts of Farmers Capital Bank Corporation (the "Company"), a bank holding company, and its subsidiaries, including its principal subsidiary, Farmers Bank & Capital Trust Co. All intercompany transactions and accounts have been eliminated in consolidation.

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

     RECLASSIFICATIONS
     Certain amounts in the accompanying consolidated financial statements presented for prior years have been reclassified to conform with the 1999 presentation. These reclassifications do not affect net income or shareholders' equity as previously reported.

     SEGMENT INFORMATION
     The Company provides a broad range of financial services to individuals, corporations, and others through its 23 banking locations throughout
     Central  Kentucky.  These  services  primarily  include the  activities  of lending and leasing, receiving deposits, providing cash management services, safe deposit box rental, and trust activities. Operations are managed and financial performance is evaluated at the subsidiary level. The Company's chief decision makers monitor the results of the various banking products and services of its subsidiaries. Accordingly, all of the Company's operations are considered by management to be aggregated in one reportable operating segment.

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

     LOANS  AND  INTEREST  INCOME
     Loans are stated at the principal amount outstanding. Interest income on loans is recognized using the interest method based on loan principal amounts outstanding during the period, except interest on some consumer installment loans which is recognized on the sum-of-the-months digits method. Fees and incremental direct costs associated with loan origination are deferred and amortized as yield adjustments over the respective loan terms. Generally, the accrual of interest on loans, including impaired loans, is discontinued when it is determined that the collection of interest or principal is doubtful, or when a default of interest or principal has existed for 90 days or more, unless such loan is well secured and in the process of collection. Cash payments received on nonaccrual loans generally are applied to principal, and interest income is only recorded once principal recovery is assured.

     The Company accounts for impaired loans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN, as amended by SFAS No. 118, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN - INCOME RECOGNITION. SFAS No. 114, as amended, requires that impaired loans be measured at the present value of expected future cash flows, discounted at the loan's effective interest rate, at the loan's observable market price, or at the fair value of the collateral if the loan is collateral dependent. Generally, impaired loans are also in nonaccrual status. In certain circumstances, however, the Company may continue to accrue interest on an impaired loan. Cash receipts on impaired loans are applied to the recorded investment in the loan, including any accrued interest receivable. The Company does not apply SFAS No. 114 and SFAS No. 118 to loans which are part of a large group of smaller-balance homogeneous loans, such as residential mortgage and consumer loans. Such loans are collectively evaluated for impairment.

     LOANS HELD FOR SALE
     The Company's operations include a limited amount of mortgage banking. Mortgage banking activities include the origination of residential mortgage loans for sale to various investors. Mortgage loans originated and intended for sale in the secondary market, principally under programs with the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, are carried at the lower of cost or market value and included in net loans on the balance sheet. The carrying amount on these loans was $182 thousand, or less than 0.5% of net loans at December 31, 1999. Mortgage banking revenues, including origination fees, servicing fees, net gains or losses on sales of mortgages, and other fee income amount to less than 1% of the Company's total revenue for the years ended December 31, 1999, 1998, and 1997.

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

     NET INCOME PER COMMON SHARE
     Basic net income per common share is determined by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per common share is determined by dividing net income by the weighted average number of shares of common stock outstanding plus the weighted average number of shares that would be issued upon exercise of dilutive stock options assuming proceeds are used to repurchase shares pursuant to the treasury stock method.

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

2. INVESTMENT SECURITIES

The following summarizes the amortized cost and estimated fair values of the securities portfolio at December 31, 1999. The summary is divided into available for sale and held to maturity securities.

                                                                          Gross          Gross          Estimated
                                                        Amortized      Unrealized     Unrealized          Fair
December 31, 1999 (In thousands)                          Cost            Gains         Losses            Value
--------------------------------                          ----            -----         ------            -----
AVAILABLE FOR SALE
U.S. Treasury securities                                 $3,759                             $11           $3,748
Obligations of U.S. Government agencies                  76,935                             938           75,997
Obligations of states and political subdivisions         22,040               $6            894           21,152
Mortgage-backed securities                               51,710                5            826           50,889
Corporate debt                                           12,252                             283           11,969
Equity securities                                         4,189                                            4,189
                                                       --------              ---         ------         --------
   Total securities - available for sale               $170,885              $11         $2,952         $167,944
                                                       ========              ===         ======         ========

HELD TO MATURITY
Obligations of U.S. Government agencies                  $2,600                             $13           $2,587
Obligations of states and political subdivisions         58,562             $192            448           58,306
Mortgage-backed securities                                  734               14              5              743
                                                        -------             ----           ----          -------
   Total securities - held to maturity                  $61,896             $206           $466          $61,636
                                                        =======             ====           ====          =======


The following summarizes the amortized cost and estimated fair values of the securities portfolio at December 31, 1998.

                                                                          Gross          Gross          Estimated
                                                        Amortized      Unrealized     Unrealized          Fair
December 31, 1998 (In thousands)                          Cost            Gains         Losses            Value
--------------------------------                          ----            -----         ------            -----
AVAILABLE FOR SALE
U.S. Treasury securities                                $22,277             $102                         $22,379
Obligations of U.S. Government agencies                  86,927              181           $110           86,998
Obligations of states and political subdivisions         17,624              217             34           17,807
Mortgage-backed securities                               45,340              231             51           45,520
Corporate debt                                           14,892               90             67           14,915
Equity securities                                         3,868                                            3,868
                                                       --------             ----           ----         --------
   Total securities - available for sale               $190,928             $821           $262         $191,487
                                                       ========             ====           ====         ========

HELD TO MATURITY
Obligations of U.S. Government agencies                  $2,600               $1             $9           $2,592
Obligations of states and political subdivisions         65,891            1,758              9           67,640
Mortgage-backed securities                                2,878               60              3            2,935
                                                        -------           ------            ---          -------
   Total securities - held to maturity                  $71,369           $1,819            $21          $73,167
                                                        =======           ======            ===          =======

The amortized cost and estimated fair value of the securities portfolio at December 31, 1999, by contractual maturity, are shown below. The summary is divided into available for sale and held to maturity securities. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities in the available for sale portfolio consist primarily of Federal Home Loan Bank ("FHLB") stock, which have no stated maturity and are not included in the maturity schedule that follows.


                                                  Available for Sale              Held to Maturity
                                                Amortized     Estimated        Amortized     Estimated
December 31, 1999 (In thousands)                  Cost       Fair Value          Cost       Fair Value
--------------------------------                  ----       ----------          ----       ----------
Due in one year or less                          $45,121       $44,988          $11,780      $11,783
Due after one year through five years             37,448        36,644           27,885       27,940
Due after five years through ten years            65,348        63,622           21,812       21,493
Due after ten years                               18,779        18,501              419          420
                                                --------      --------          -------      -------
   Total                                        $166,696      $163,755          $61,896      $61,636
                                                ========      ========          =======      =======


Gross gains of approximately $75,000 and $100,000 for 1999 and 1998, respectively, were realized on the sale of investment securities. Gross losses of approximately $26,000 and $40,000 were realized during 1999 and 1998, respectively.

Investment securities with a book value of $157,725,000 and $154,528,000 at December 31, 1999 and 1998 were pledged to secure public and trust deposits, repurchase agreements, and for other purposes.

3. LOANS

Major classifications of loans are summarized as follows.

December 31, (In thousands)                                1999          1998
---------------------------                                ----          ----

Commercial, financial, and agricultural                 $105,064      $116,625
Real estate - construction                                38,471        24,770
Real estate - mortgage                                   390,225       351,879
Installment loans                                         78,451        85,156
Lease financing                                           37,100        34,955
                                                         -------       -------
   Total loans                                           649,311       613,385
  Less unearned income                                    (6,121)       (8,702)
                                                         -------       -------
   Total loans, net of unearned income                  $643,190      $604,683
                                                        ========      ========


Loans to directors, executive officers and principal shareholders, including loans to affiliated companies of which directors, executive officers and principal shareholders are principal owners, and loans to members of the immediate family of such persons, were approximately $15,808,000 and $16,011,000 at December 31, 1999 and 1998, respectively. An analysis of the activity with respect to these loans follows.

(In thousands)                                         Amount
--------------                                         ------

Balance, December 31, 1998                            $16,011
New loans                                              12,721
Repayments                                            (12,525)
Loans no longer meeting disclosure requirements          (399)
                                                      -------
   Balance, December 31, 1999                         $15,808
                                                      =======


4. ALLOWANCE FOR LOAN LOSSES

The Company's recorded investment in impaired loans, as defined in SFAS No. 114, was $2,975,000 at December 31, 1999 and $348,000 at December 31, 1998. Of those amounts, $1,252,000 and $0, respectively, represent loans for which an allowance for loan losses, in the amounts of $874,000 and $0, has been established under SFAS No. 114. For the years ended December 31, 1999 and 1998, the recorded investment in impaired loans averaged $2,463,000 and $1,601,000, respectively. Interest income recognized on impaired loans totaled $331,000, $103,000 and $226,000 for the years 1999, 1998, and 1997, respectively.

The Company's charge off policy for impaired loans does not differ from the charge off policy for loans outside the definition of SFAS No. 114. Loans that are delinquent in excess of 120 days are charged off unless the borrower continues to maintain a satisfactory financial standing and/or the collateral securing the debt is of such value that any loss appears to be unlikely.

An analysis of the allowance for loan losses follows.

Year Ended December 31, (In thousands)          1999        1998        1997
--------------------------------------          ----        ----        ----

Balance, beginning of year                    $9,048      $9,114      $8,741
Provisions for loan losses                     2,863       1,134       1,830
Recoveries                                       690       1,072       1,294
Loans charged off                             (2,942)     (2,272)     (2,751)
                                              ------      ------      ------
Balance, end of year                          $9,659      $9,048      $9,114
                                              ======      ======      ======

5. PREMISES AND EQUIPMENT

Premises and equipment consist of the following.

December 31, (In thousands)                                1999          1998
---------------------------                                ----          ----

Land, buildings, and leasehold improvements             $30,236       $29,703
Furniture and equipment                                  12,676        12,999
                                                         ------        ------
   Total premises and equipment                          42,912        42,702
Less accumulated depreciation and amortization          (18,503)      (17,841)
                                                        -------       -------
   Premises and equipment, net                          $24,409       $24,861
                                                        =======       =======

Depreciation   and  amortization  of  premises  and  equipment  was  $2,430,000,
$2,230,000, and $2,054,000 in 1999, 1998, and 1997, respectively.

6. DEPOSIT LIABILITIES

Time deposits of $100,000 or more at December 31, 1999 and 1998 were $62,683,000 and $63,454,000, respectively.

At December 31, 1999, the scheduled maturities of time deposits were as follows.

 (In thousands)                    Amount
 --------------                    ------

2000                             $192,198
2001                               59,783
2002                               49,302
2003                                6,940
Thereafter                          7,726
                                 --------
   Total                         $315,949
                                 ========


7. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS

Securities sold under agreements to repurchase represent borrowings by the Company which generally mature one business day following the date of the transaction. Information pertaining to such borrowings is as follows.

December 31, (Dollars in thousands)                   1999            1998
-----------------------------------                   ----            ----

Average balance during the year                    $41,741         $34,788
Average interest rate during the year                 4.61%           5.06%
Maximum month end balance during the year         $100,588         $49,900

Other borrowed funds consist primarily of advances to the subsidiary banks from the Federal Home Loan Bank (FHLB) of Cincinnati. Such borrowings were $2,726,000 and $2,332,000 at December 31, 1999 and 1998, respectively. The weighted average interest rate on FHLB advances was 7.36% and 7.75% at December 31, 1999 and 1998, respectively. The subsidiary banks pledge FHLB stock and extend a blanket pledge of certain 1-4 family first mortgage loans as collateral for these advances. The aggregate balance of the pledged loans must equal 150% of the outstanding advances.

Maturities of long term borrowings at December 31, 1999 are as follows.

(In thousands)                         Amount
--------------                         ------

   2000                                 $477
   2001                                1,488
   2002                                  501
   2003                                  245
   2004                                  192
   Thereafter                            765
                                      ------
      Total                           $3,668
                                      ======


8. INCOME TAXES

The components of income tax expense are as follows.

December 31, (In thousands)                            1999     1998     1997
---------------------------                            ----     ----     ----

Currently payable                                    $5,227   $5,418   $5,189
Deferred income taxes                                  (324)    (131)     633
                                                      -----    -----    -----
   Total applicable to operations                     4,903    5,287    5,822

Charged to components of shareholders' equity:
  Net unrealized securities gains                    (1,190)     139      238
                                                     ------   ------   ------
   Total income taxes                                $3,713   $5,426   $6,060
                                                     ======   ======   ======

An analysis of the difference between the effective income tax rates and the statutory federal income tax rate follows.

December 31,                                                1999    1998   1997
------------                                                ----    ----   ----

Federal statutory rate                                      35.0%   35.0%  35.0%
Changes from statutory rates resulting from:
  Tax exempt interest                                       (8.6)   (7.7)  (6.7)
  Nondeductible interest to carry municipal obligations      1.0      .9     .8
  Amortization of intangibles                                 .9      .9     .9
  Low income housing tax credits                            (2.1)   (1.0)   (.5)
  Other, net                                                 (.2)   (1.0)   (.3)
                                                            ----    ----   ----
   Effective tax rate                                       26.0%   27.1%  29.2%
                                                            ====    ====   ====

The tax effects of the significant temporary differences which comprise deferred tax assets and liabilities at December 31, 1999 and 1998 follows.

December 31, (In thousands)                        1999            1998
---------------------------                        ----            ----

ASSETS
Loan loss reserve                                $3,381          $3,167
Deferred directors' fees                            153             204
Postretirement benefit obligations                  586             517
Stock options                                       808             450
Self-funded insurance                                81              47
Investment securities                               712
                                                  -----           -----
   Total deferred tax assets                      5,721           4,385

LIABILITIES
Depreciation                                      1,403           1,521
Investment securities                                               370
Deferred loan fees                                1,079           1,011
Lease financing operations                        1,852           1,612
Other                                               139             137
                                                  -----           -----
   Total deferred tax liabilities                 4,473           4,651
                                                 ------          ------
   Net deferred tax asset (liability)            $1,248          $ (266)
                                                 ======          ======

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 1999.

9. RETIREMENT PLANS

The Company maintains a defined contribution-money purchase pension plan which covers substantially all employees. The Company's contributions under the plan are based upon a percentage of covered employees' salaries.

The Company has established a stock bonus/employee stock ownership plan for the benefit of substantially all employees of the Company. The Company's contributions under the plan are based upon a percentage of covered employees' salaries, and are paid at the discretion of the Board of Directors of the Company. The Company contributes cash to the plan and Company shares are purchased with the cash in the open market. There were no cash or stock contributions to the plan in each of the years in the three-year period ended December 31, 1999.

The Company has also established a profit-sharing plan which covers substantially all employees. The Company will match all eligible employee contributions up to 4% of the participant's compensation. The Company may, at the discretion of the Board, contribute an additional amount based upon a percentage of covered employees' salaries.

The total retirement plan expense for 1999, 1998, and 1997 was $842,000, $893,000, and $847,000, respectively.

10.   COMMON STOCK OPTIONS

In 1997, the Company's Board of Directors approved a nonqualified stock option plan which provides for granting of stock options to key employees and officers of the Company. The plan was subsequently ratified by the Company's shareholders at its annual shareholders' meeting held on May 12, 1998, the measurement date of the plan. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, since options were granted during 1997 at the fair market value of the Company's stock on the grant date, and the measurement date occurred during 1998, the Company recognizes noncash compensation expense based on the intrinsic value of the stock options measured on the date of shareholder ratification of the plan. The amount of such expense recorded in 1999 and 1998, net of tax, was $724,000 and $918,000, respectively. At December 31, 1999, the schedule of approximate noncash compensation expense related to the Company's stock option plan, net of tax and unadjusted for future forfeitures, is shown in the table below.

Year (In thousands)                 Amount
-------------------                 ------

2000                                  $633
2001                                   631
2002                                   536
2003                                   297
2004                                   145
                                    ------
   Total                            $2,242
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

December 31, (In thousands,
 except per share data)                  1999              1998          1997
-----------------------                  ----              ----          ----

NET INCOME
  As reported                         $13,930           $14,247       $14,103
  Proforma                             13,884            14,189        13,991

NET INCOME PER COMMON SHARE
  Basic, as reported                     1.86              1.89          1.86
  Basic, proforma                        1.86              1.88          1.85

  Diluted, as reported                   1.86              1.89          1.86
  Diluted, proforma                      1.86              1.88          1.85

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

The plan provides for the granting of options to purchase up to 450,000 shares of the Company's common stock at a price equal to 100% of the fair market value of the Company's common stock on the date the option is granted. The term of the options expires after ten years from the date on which the options are granted. Options granted under the plan vest ratably over various time periods ranging from four to seven years. All options granted must be held for a minimum of one year before they can be exercised.

There were no options granted during 1998 or 1999. There were 55,719 shares forfeited during the two-year period ended December 31, 1999. These shares are available for the granting of additional stock options under the plan.

A summary of the status of the Company's stock option plan as of December 31, 1999, 1998, and 1997 and changes during the years ended on those dates is presented below.

                                               1999                       1998                       1997

                                                   Weighted                   Weighted                   Weighted
                                                    Average                    Average                    Average
                                         Shares      Price          Shares      Price          Shares      Price
                                         ------      -----          ------      -----          ------      -----
Outstanding at January 1                394,136     $24.50         450,000     $24.50
  Granted                                                                                     450,000     $24.50
  Forfeited                             (14,337)     24.50         (41,382)     24.50
  Exercised                              (8,353)     24.50         (14,482)     24.50
                                        -------     ------         -------     ------         -------     ------
Outstanding at December 31              371,446     $24.50         394,136     $24.50         450,000     $24.50
                                        =======     ======         =======     ======         =======     ======


The number of shares exercisable at December 31, 1999, 1998, and 1997 was 123,839, 63,356, and 0, respectively. The exercise price of outstanding options at December 31, 1999 was $24.50 and the weighted average contractual life was
7.75 years.

11.   POSTRETIREMENT BENEFITS

The Company provides lifetime medical and dental benefits for certain eligible retired employees. Only employees meeting the eligibility requirements as of December 31, 1989 will be eligible for such benefits upon retirement. The entire cost of these benefits is paid for by the Company. The plan is unfunded.

The following schedules set forth a reconciliation of the changes in the plan's benefit obligation and funded status for the periods ending December 31, 1999 and 1998.

(In thousands)                                        1999             1998
--------------                                        ----             ----

RECONCILIATION OF BENEFIT OBLIGATION
Obligation at beginning of year                     $2,535           $2,977
Service cost                                             2                2
Interest cost                                          165              202
Actuarial loss (gain)                                   94             (581)
Benefit payments                                      (166)             (65)
                                                    ------           ------
Obligation at end of year                           $2,630           $2,535
                                                    ======           ======

FUNDED STATUS                                      $(2,630)         $(2,535)
Unrecognized transition obligation                   1,319            1,421
Unrecognized prior service cost                        382              424
Unrecognized gain                                     (726)            (858)
                                                   -------          -------
  Accrued postretirement benefit costs             $(1,655)         $(1,548)
                                                   =======          =======


The following table provides disclosure of the net periodic benefit cost as of December 31.

(In thousands)                                   1999            1998
--------------                                   ----            ----

Service cost                                       $2              $2
Interest cost                                     165             202
Amortization of transition obligation             102             102
Amortization of prior service cost                 42              42
Amortization of net gain                          (39)
                                                 ----            ----
Net periodic benefit cost                        $272            $348
                                                 ====            ====

Major assumptions:
   Discount rate                                 7.25%           6.75%


Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. For measurement purposes, a 7% annual rate of increase in the per capita cost of covered health care benefits was assumed. The rate was assumed to decrease gradually to 5% by 2003 and remain at that level thereafter. A 1% change in the assumed health care cost trend rates would have the following effects:

(In thousands)                                  1% Increase      1% Decrease
--------------                                  -----------      -----------

Effect on total of service and interest cost
  components of net periodic postretirement
  health care benefit cost                          $18             $(16)


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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Total commitments to extend credit were $134,378,000 and $93,686,000 at December 31, 1999 and 1998,
respectively. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, marketable securities, inventory, premises and equipment, residential real estate, and income producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The credit risk involved in issuing letters of credit is essentially the same as that received when extending credit to customers. The Company had approximately $4,421,000 and $7,111,000 in irrevocable letters of credit outstanding at December 31, 1999 and 1998, respectively.

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

15.  CONTINGENCIES

As of December 31, 1999, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material adverse effect upon the consolidated financial statements of the Company.

16.  REGULATORY MATTERS

Payment of dividends by the Company's subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. At December 31, 1999, combined retained earnings of the subsidiary banks were approximately $51,936,000 of which $12,943,000 was available for the payment of dividends in 2000 without obtaining prior approval from bank regulatory agencies.

Included in cash and due from banks are certain noninterest bearing deposits that are held at the Federal Reserve Bank and correspondent banks in accordance with regulatory reserve requirements specified by the Federal Reserve Board of Governors. The balance requirement was $8,333,000 and $7,091,000 at December 31, 1999 and 1998, respectively.

The Company's banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements will initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the banks must meet specific capital guidelines that involve quantitative measures of the banks' assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the banks to maintain minimum amounts and ratios (set forth in the tables below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Each of the Company's subsidiary banks meet all capital adequacy requirements to which they are subject as of December 31, 1999.

As of December 31, 1999, the most recent notification from the FDIC categorized the banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the tables. There are no conditions or events since that notification that management believes have changed the institutions' category.

The banks' actual capital amounts and ratios are also presented in the following tables.

                                                                                                      To Be Well Capitalized
                                                                                For Capital           Under Prompt Corrective
                                                          Actual              Adequacy Purposes          Action Provisions
December 31, 1999 (Dollars in thousands)            Amount      Ratio         Amount     Ratio          Amount        Ratio
----------------------------------------            ------      -----         ------     -----          ------        -----
TIER 1 CAPITAL (TO RISK-WEIGHTED ASSETS)
Consolidated                                      $126,229      18.63%       $27,097      4.00%        $40,646         6.00%
Farmers Bank & Capital Trust Co.                    43,597      15.48         11,268      4.00          16,903         6.00
Farmers Bank and Trust Company                      11,969      13.02          3,678      4.00           5,517         6.00
Lawrenceburg National Bank                           9,688      13.35          2,903      4.00           4,355         6.00
First Citizens Bank                                 11,565      13.30          3,478      4.00           5,217         6.00
United Bank & Trust Co.                             11,760      13.89          3,387      4.00           5,081         6.00
Kentucky Banking Centers, Inc.                       7,455      11.40          2,615      4.00           3,923         6.00

TOTAL CAPITAL (TO RISK-WEIGHTED ASSETS)
Consolidated                                      $134,712      19.89%       $54,194      8.00%        $67,743        10.00%
Farmers Bank & Capital Trust Co.                    47,122      16.73         22,537      8.00          28,171        10.00
Farmers Bank and Trust Company                      13,121      14.27          7,356      8.00           9,196        10.00
Lawrenceburg National Bank                          10,597      14.60          5,806      8.00           7,258        10.00
First Citizens Bank                                 12,654      14.55          6,956      8.00           8,695        10.00
United Bank & Trust Co.                             12,821      15.14          6,775      8.00           8,469        10.00
Kentucky Banking Centers, Inc.                       8,273      12.65          5,230      8.00           6,538        10.00

TIER 1 CAPITAL (TO AVERAGE ASSETS)
Consolidated                                      $126,229      12.77%       $39,529      4.00%        $49,412         5.00%
Farmers Bank & Capital Trust Co.                    43,597      10.05         17,355      4.00          21,964         5.00
Farmers Bank and Trust Company                      11,969       8.99          5,327      4.00           6,658         5.00
Lawrenceburg National Bank                           9,688       9.31          4,163      4.00           5,203         5.00
First Citizens Bank                                 11,565       9.18          5,039      4.00           6,298         5.00
United Bank & Trust Co.                             11,760       9.32          5,048      4.00           6,310         5.00
Kentucky Banking Centers, Inc.                       7,455       8.67          3,438      4.00           4,297         5.00


                                                                                                      To Be Well Capitalized
                                                                                For Capital           Under Prompt Corrective
                                                          Actual              Adequacy Purposes          Action Provisions
December 31, 1998 (Dollars in thousands)            Amount      Ratio         Amount     Ratio          Amount        Ratio
----------------------------------------            ------      -----         ------     -----          ------        -----
TIER 1 CAPITAL (TO RISK-WEIGHTED ASSETS)
Consolidated                                      $122,132      19.18%       $25,465      4.00%        $38,198          6.00%
Farmers Bank & Capital Trust Co.                    41,025      15.67         10,471      4.00          15,707          6.00
Farmers Bank and Trust Company                      11,233      12.89          3,486      4.00           5,229          6.00
Lawrenceburg National Bank                           8,944      13.39          2,672      4.00           4,008          6.00
First Citizens Bank                                 10,952      13.17          3,326      4.00           4,989          6.00
United Bank & Trust Co.                             10,381      13.38          3,104      4.00           4,656          6.00
Kentucky Banking Centers, Inc.                       7,530      11.70          2,574      4.00           3,861          6.00

TOTAL CAPITAL (TO RISK-WEIGHTED ASSETS)
Consolidated                                      $130,103      20.44%       $50,931      8.00         $63,663         10.00%
Farmers Bank & Capital Trust Co.                    44,304      16.92         20,942      8.00          26,178         10.00
Farmers Bank and Trust Company                      12,325      14.14          6,972      8.00           8,715         10.00
Lawrenceburg National Bank                           9,780      14.64          5,344      8.00           6,680         10.00
First Citizens Bank                                 11,992      14.42          6,652      8.00           8,315         10.00
United Bank & Trust Co.                             11,351      14.63          6,208      8.00           7,760         10.00
Kentucky Banking Centers, Inc.                       8,335      12.95          5,149      8.00           6,436         10.00

TIER 1 CAPITAL (TO AVERAGE ASSETS)
Consolidated                                      $122,132      12.80%       $38,152      4.00%        $47,690          5.00%
Farmers Bank & Capital Trust Co.                    41,025       9.67         16,975      4.00          21,218          5.00
Farmers Bank and Trust Company                      11,233       8.90          5,048      4.00           6,310          5.00
Lawrenceburg National Bank                           8,944       9.00          3,975      4.00           4,969          5.00
First Citizens Bank                                 10,952       9.17          4,776      4.00           5,970          5.00
United Bank & Trust Co.                             10,381       9.05          4,590      4.00           5,737          5.00
Kentucky Banking Centers, Inc.                       7,530       8.82          3,415      4.00           4,268          5.00


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

The estimated fair values of the Company's financial instruments are as follows.

December 31,                                                     1999                            1998
                                                        Carrying       Fair             Carrying       Fair
(In thousands)                                           Amount        Value             Amount        Value
--------------                                           ------        -----             ------        -----
ASSETS
Cash and cash equivalents                              $135,360     $135,360            $91,834      $91,834
Investment securities:
   Available for sale                                   167,944      167,944            191,487      191,487
   Held to maturity                                      61,896       61,636             71,369       73,167
Loans, net                                              633,531      629,661            595,635      597,387

LIABILITIES
Deposits                                                862,220      862,750            830,001      833,347
Securities sold under agreements
  to repurchase and other borrowed funds                 45,639       45,477             30,250       30,264



19.  PARENT COMPANY FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, (In thousands)                              1999              1998
---------------------------                              ----              ----

ASSETS
Cash on deposit with subsidiaries                     $31,846           $33,502
Interest bearing deposits in other banks                  100               100
Investment in subsidiaries                             95,856            92,856
Other assets                                              517               673
                                                     --------          --------
   Total assets                                      $128,319          $127,131

LIABILITIES
Dividends payable                                      $2,162            $2,113
Other liabilities                                       1,051             1,179
                                                        -----             -----
   Total liabilities                                    3,213             3,292

SHAREHOLDERS' EQUITY
Common stock                                              930               940
Capital surplus                                        11,686            10,520
Retained earnings                                     114,431           112,010
Accumulated other comprehensive (loss) income          (1,941)              369
                                                      -------           -------
   Total shareholders' equity                         125,106           123,839
                                                      -------           -------
   Total liabilities and shareholders' equity        $128,319          $127,131
                                                     ========          ========

CONDENSED STATEMENTS OF INCOME

December 31, (In thousands)                                    1999           1998          1997
---------------------------                                    ----           ----          ----
INCOME
Dividends from subsidiaries                                 $10,382         $5,274       $16,922
Interest income                                                  21             54           120
Other income                                                    912            946         1,055
                                                             ------          -----        ------
   Total income                                              11,315          6,274        18,097

EXPENSE
Other expense                                                 2,417          2,424         2,112
                                                              -----          -----         -----
   Total expense                                              2,417          2,424         2,112
                                                              -----          -----         -----
   Income before income tax benefit and equity in
       undistributed income of subsidiaries                   8,898          3,850        15,985
Income tax benefit                                              537            637           232
                                                              -----          -----        ------
   Income before equity in undistributed income
       of subsidiaries                                        9,435          4,487        16,217
Equity in undistributed income of subsidiaries                4,495          9,760        (2,114)
                                                            -------        -------       -------
   Net income                                               $13,930        $14,247       $14,103
                                                            =======        =======       =======


CONDENSED STATEMENTS OF CASH FLOWS

December 31, (In thousands)                                              1999        1998       1997
---------------------------                                              ----        ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                         $13,930     $14,247    $14,103
   Adjustments to reconcile net income to net cash
       provided by operating activities:
         Equity in undistributed income of subsidiaries                (4,495)     (9,760)     2,114
         Noncash compensation expense                                     298         410
         Change in other assets and liabilities, net                      (16)       (135)       166
                                                                        -----       -----     ------
       Net cash provided by operating activities                        9,717       4,762     16,383

CASH FLOWS FROM FINANCING ACTIVITIES
   Dividends paid                                                      (8,401)     (7,256)    (6,216)
   Purchase of common stock                                            (3,177)     (1,856)      (644)
   Stock options exercised                                                205         232
                                                                      -------      ------     ------
       Net cash used in financing activities                          (11,373)     (8,880)    (6,860)
                                                                      -------      ------     ------
       Net (decrease) increase in cash and cash equivalents            (1,656)     (4,118)     9,523
Cash and cash equivalents at beginning of year                         33,602      37,720     28,197
                                                                      -------     -------    -------
       Cash and cash equivalents at end of year                       $31,946     $33,602    $37,720
                                                                      =======     =======    =======
SUPPLEMENTAL DISCLOSURES
   Cash paid during the year for income taxes                          $6,025      $5,185     $5,649
   Cash dividend declared and unpaid                                    2,162       2,113      1,815

20.  QUARTERLY FINANCIAL DATA

Unaudited (In thousands,
 except per share data)
Quarters Ended 1999                                                March 31         June 30        Sept. 30          Dec. 31
-------------------                                                --------         -------        --------          -------
Interest income                                                     $17,032         $17,090         $17,349          $17,563
Interest expense                                                      6,842           6,705           6,698            6,939
                                                                     ------          ------          ------           ------
   Net interest income                                               10,190          10,385          10,651           10,624
Provision for loan losses                                               194             441             506            1,722
                                                                     ------          ------          ------           ------
   Net interest income after provision for loan losses                9,996           9,944          10,145            8,902

Other income                                                          2,950           3,157           2,975            3,350
Other expense                                                         8,069           8,263           7,931            8,323
                                                                     ------          ------          ------           ------
   Income before income taxes                                         4,877           4,838           5,189            3,929
Income tax expense                                                    1,374           1,170           1,421              938
                                                                     ------          ------          ------           ------
   Net income                                                        $3,503          $3,668          $3,768           $2,991
                                                                     ======          ======          ======           ======

Net income per common share, basic and diluted                        $0.47           $0.49           $0.50            $0.40

Weighted average shares outstanding, basic                            7,514           7,488           7,458            7,455
Weighted average shares outstanding, diluted                          7,514           7,488           7,475            7,456

Unaudited (In thousands,
 except per share data)
Quarters Ended 1998                                                March 31         June 30        Sept. 30          Dec. 31
-------------------                                                --------         -------        --------          -------
Interest income                                                     $17,028         $17,294         $17,552          $17,807
Interest expense                                                      7,172           7,265           7,456            7,254
                                                                     ------          ------          ------           ------
   Net interest income                                                9,856          10,029          10,096           10,553
Provision for loan losses                                               232             202             216              484
                                                                     ------          ------          ------           ------
Net interest income after provision for loan losses                   9,624           9,827           9,880           10,069

Other income                                                          3,088           3,055           3,029            3,177
Other expense                                                         7,699           8,671           8,057            7,788
                                                                     ------          ------          ------           ------
   Income before income taxes                                         5,013           4,211           4,852            5,458
Income tax expense                                                    1,431           1,043           1,322            1,491
                                                                     ------          ------          ------           ------
   Net income                                                        $3,582          $3,168          $3,530           $3,967
                                                                     ======          ======          ======           ======

Net income per common share, basic and diluted                        $0.47           $0.42           $0.47            $0.53

Weighted average shares outstanding, basic                            7,559           7,555           7,556            7,550
Weighted average shares outstanding, diluted                          7,559           7,594           7,589            7,550

SHAREHOLDER INFORMATION

CORPORATE ADDRESS
The headquarters of Farmers Capital Bank Corporation is located at:

       202 West Main Street
       Frankfort, Kentucky 40601

Direct correspondence to:

       Farmers Capital Bank Corporation
       P.O. Box 309
       Frankfort, Kentucky 40602-0309
       Phone: (502) 227-1600

ANNUAL MEETING
The annual meeting of shareholders of Farmers Capital Bank Corporation will be held Tuesday, May 9, 2000 at 11:00 a.m. at the main office of Farmers Bank & Capital Trust Co., Frankfort, Kentucky.

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

NASDAQ MARKET MAKERS
J.J.B. Hilliard, W.L. Lyons, Inc.
(502) 588-8400
(800) 444-1854

Knight Securities LP
(800) 302-9197

J.C. Bradford and Co., Inc.
(800) 443-8749

Morgan, Keegan and Company
(800) 260-0280

The Transfer Agent and Registrar for Farmers Capital Bank Corporation is the Farmers Bank & Capital Trust Co.

                                   Exhibit 21
                         SUBSIDIARIES OF THE REGISTRANT

The following table provides a listing of the direct and indirect operating subsidiaries of the Registrant, the percent of voting stock held by the Registrant as of December 31, 1999 and the jurisdiction of incorporation in which each subsidiary was incorporated or organized.

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

Farmers Capital Insurance Corporation 1       Kentucky

Farmers Bank Realty Co. 1                     Kentucky

Frankfort ATM Ltd. 2                          Kentucky

Leasing One Corporation 1                     Kentucky

1 A wholly owned subsidiary of Farmers Bank & Capital Trust Co.

2 A fifty (50%) percent owned joint venture of Farmers Bank & Capital Trust Co.

                                   Exhibit 23
                          INDEPENDENT AUDITORS' CONSENT

The Board of Directors
Farmers Capital Bank Corporation

We consent to incorporation by reference in the registration statement (No. 333-63037) on Form S-8 of our report dated January 17, 2000, relating to the consolidated balance sheets of Farmers Capital Bank Corporation and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 1999, which report appears in the December 31, 1999, annual report on Form 10-K of Farmers Capital Bank Corporation.

                                  /s/ KPMG LLP

Louisville, Kentucky
March 24, 2000