Form 10-Q
period 2000-03-31
FARMERS CAPITAL BANK CORP
filed 2000-05-11
CIK 713095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                         For the transition period from

                         ------------- to -------------

                         Commission File Number 0-14412

                        FARMERS CAPITAL BANK CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         KENTUCKY                                        61-1017851
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


P.O. BOX 309, 202 WEST MAIN STREET
FRANKFORT, KENTUCKY                                         40602
----------------------------------------              -----------------
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

                    Common stock, par value $0.125 per share
                  7,347,352 shares outstanding at May 10, 2000


                           TABLE OF TABLE OF CONTENTS

Part I - Financial Information                                                      Page No.
------------------------------                                                      --------
     Item 1 - Financial Statements

         Unaudited Consolidated Balance Sheets -
             March 31, 2000 and December 31, 1999                                       3

         Unaudited Consolidated Statements of Income -
             For the Three Months Ended
             March 31, 2000 and March 31, 1999                                          4

         Unaudited Consolidated Statements of Comprehensive Income -
             For the Three Months Ended
             March 31, 2000 and March 31, 1999                                          5

         Unaudited Consolidated Statements of Cash Flows -
             For the Three Months Ended
             March 31, 2000 and March 31, 1999                                          6

         Unaudited Consolidated Statements of Changes in Shareholders' Equity -
             For the Three Months Ended
             March 31, 2000 and March 31, 1999                                          7

         Notes to Consolidated Financial Statements                                     8

     Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                     9

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk               14

Part II - Other Information

     Item 1 - Legal proceedings                                                        14

     Item 6 - Exhibits and Reports on Form 8-K                                         15

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                                                        March 31,   December 31,
(In thousands, except share data)                         2000           1999
--------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents:
    Cash and due from banks                              $69,356        $82,862
    Interest bearing deposits in other banks               1,595         11,594
    Federal funds sold and securities purchased
         under agreements to resell                       43,430         40,904
--------------------------------------------------------------------------------
         Total cash and cash equivalents                 114,381        135,360
--------------------------------------------------------------------------------
Investment securities:
    Available for sale                                   155,372        167,944
    Held to maturity                                      58,511         61,896
--------------------------------------------------------------------------------
         Total investment securities                     213,883        229,840
--------------------------------------------------------------------------------
Loans, net of unearned income                            657,440        643,190
Allowance for loan losses                                 (9,878)        (9,659)
--------------------------------------------------------------------------------
         Loans, net                                      647,562        633,531
--------------------------------------------------------------------------------
Premises and equipment, net                               24,167         24,409
Other assets                                              17,286         16,647
--------------------------------------------------------------------------------
         Total assets                                 $1,017,279     $1,039,787
--------------------------------------------------------------------------------
LIABILITIES
Deposits:
    Noninterest bearing                                 $136,732       $176,315
    Interest bearing                                     697,733        685,905
--------------------------------------------------------------------------------
         Total deposits                                  834,465        862,220
--------------------------------------------------------------------------------
Securities sold under agreements to repurchase            40,722         41,200
Other borrowed funds                                       7,313          4,439
Dividends payable                                          2,151          2,162
Other liabilities                                          6,858          4,660
--------------------------------------------------------------------------------
         Total liabilities                               891,509        914,681
--------------------------------------------------------------------------------
Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock, par value $0.125 per share;
    9,608,000 shares authorized; 7,407,429 and
    7,437,792 shares issued and outstanding at
    March 31, 2000 and December 31, 1999,
    respectively                                             926            930
Capital surplus                                           11,992         11,686
Retained earnings                                        115,265        114,431
Accumulated other comprehensive loss                      (2,413)        (1,941)
--------------------------------------------------------------------------------
         Total shareholders' equity                      125,770        125,106
--------------------------------------------------------------------------------
         Total liabilities and shareholders' equity   $1,017,279     $1,039,787
--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(In thousands, except per share data)
Three months ended March 31,                               2000           1999
--------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                               $14,414        $13,177
Interest on investment securities:
    Taxable                                                2,254          2,337
    Nontaxable                                               891            903
Interest on deposits in other banks                           24             28
Interest on federal funds sold and securities
    purchased under agreements to resell                     357            587
--------------------------------------------------------------------------------
       Total interest income                              17,940         17,032
--------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits                                       6,513          6,334
Interest on other borrowed funds                             568            508
--------------------------------------------------------------------------------
       Total interest expense                              7,081          6,842
--------------------------------------------------------------------------------
    Net interest income                                   10,859         10,190
--------------------------------------------------------------------------------
Provision for loan losses                                    260            194
--------------------------------------------------------------------------------
    Net interest income after provision
        for loan losses                                   10,599          9,996
--------------------------------------------------------------------------------
NONINTEREST INCOME
Service charges and fees on deposits                       1,289          1,221
Other service charges, commissions, and fees                 950            989
Data processing income                                       315            323
Trust income                                                 362            320
Investment securities gains                                                   3
Gain (loss) on sale of loans                                   4             (5)
Other                                                        144             99
--------------------------------------------------------------------------------
       Total noninterest income                            3,064          2,950
--------------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits                             4,764          4,431
Occupancy expenses, net                                      560            559
Equipment expenses                                           675            736
Data processing expense                                       86            118
Bank franchise tax                                           285            252
Other                                                      1,912          1,973
--------------------------------------------------------------------------------
       Total noninterest expense                           8,282          8,069
--------------------------------------------------------------------------------
       Income before income taxes                          5,381          4,877
--------------------------------------------------------------------------------
Income tax expense                                         1,383          1,374
--------------------------------------------------------------------------------
Net income                                                $3,998         $3,503
--------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE
    Basic and diluted                                       $.54           $.47
--------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                                  7,422          7,514
    Diluted                                                7,423          7,514
--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
--------------------------------------------------------------------------------
Three months ended March 31, (In thousands)                2000           1999
--------------------------------------------------------------------------------
NET INCOME                                                $3,998         $3,503
Other comprehensive loss:
    Unrealized holding loss on available for
      sale securities  arising during the
      period, net of tax of $243 and $181
      in 2000 and 1999, respectively                        (472)          (351)
    Reclassification adjustment for prior period
        unrealized gain recognized during current
        period, net of tax of $9 in 1999                                    (18)
--------------------------------------------------------------------------------
Other comprehensive loss                                    (472)          (369)
--------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                      $3,526         $3,134
--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.


UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------
Three months ended March 31, (In thousands)                                   2000            1999
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                               $3,998          $3,503
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                            653             720
       Net amortization of securities premiums and discounts:
             Available for sale                                                (162)            (49)
             Held to maturity                                                    (1)             26
       Provision for loan losses                                                260             194
       Noncash compensation expense                                             244             231
       Mortgage loans originated for sale                                    (1,122)         (7,726)
       Proceeds from sale of mortgage loans                                     752           5,806
       Deferred income tax expense                                               25              55
       (Gain) loss on sale of mortgage loans                                     (4)              5
       Gain on sale of fixed assets                                              (2)
       Gain on sale of available for sale investment securities                                  (3)
       Decrease in accrued interest receivable                                  786             122
       Increase in other assets                                                (907)           (367)
       Increase (decrease) in accrued interest payable                          135             (30)
       Increase in other liabilities                                          1,637             795
----------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                                 6,292           3,282
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturity or call of investment securities:
       Available for sale                                                    36,654          78,426
       Held to maturity                                                       3,386           1,817
    Proceeds from sale of available for sale investment securities                            5,028
    Purchase of available for sale investment securities                    (24,636)        (78,177)
    Loans originated for investment, net of principal collected             (13,917)          5,516
    Purchase of premises and equipment                                         (284)           (934)
    Proceeds from sale of equipment                                               2
----------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                     1,205          11,676
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net decrease in deposits                                                (27,755)         (5,176)
    Dividends paid                                                           (2,162)         (2,113)
    Purchase of common stock                                                 (1,059)           (482)
    Stock options exercised                                                     104               7
    Net increase in other borrowed funds                                      2,396           7,107
----------------------------------------------------------------------------------------------------
    Net cash used in financing activities                                   (28,476)           (657)
----------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                        (20,979)         14,301
----------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                              135,360          91,834
----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                 $114,381        $106,135
----------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
    Interest                                                                 $6,946          $6,872
    Income taxes                                                                                350
Cash dividend declared and unpaid                                             2,151           2,103
----------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.


UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------
                                                                                             Accumulated           Total
(In thousands, except per share data)          Common Stock     Capital     Retained     Other Comprehensive    Shareholders'
Three months ended March 31, 2000 and 1999  Shares     Amount   Surplus     Earnings        Income (Loss)          Equity
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                 7,438      $930    $11,686     $114,431            $(1,941)         $125,106
-----------------------------------------------------------------------------------------------------------------------------
Net Income                                                                     3,998                                3,998
Other comprehensive loss                                                                           (472)             (472)
Cash dividends declared, $.29 per share                                       (2,151)                              (2,151)
Purchase of common stock                       (35)       (5)       (41)      (1,013)                              (1,059)
Stock options exercised                          4         1        103                                               104
Noncash compensation expense
  attributed to stock option grants                                 244                                               244
-----------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2000                    7,407      $926     $11,992    $115,265            $(2,413)         $125,770
-----------------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                 7,520      $940     $10,520    $112,010               $369          $123,839
-----------------------------------------------------------------------------------------------------------------------------
Net Income                                                                     3,503                                3,503
Other comprehensive loss                                                                           (369)             (369)
Cash dividends declared, $.28 per share                                       (2,103)                              (2,103)
Purchase of common stock                       (14)       (2)        (16)       (464)                                (482)
Stock options exercised                          1                     7                                                7
Noncash compensation expense
  attributed to stock option grants                                  231                                              231
-----------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999                    7,507      $938     $10,742    $112,946                 $0          $124,626
-----------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Farmers Capital Bank Corporation (the "Company"), a bank holding company, and its subsidiaries, including its principal subsidiary, Farmers Bank & Capital Trust Co. ("Farmers Bank"). All significant intercompany transactions and accounts have been eliminated in consolidation. The Company's banking operations are considered by management to be aggregated into one reportable operating segment.

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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

RESULTS OF OPERATIONS

                    First Quarter 2000 vs. First Quarter 1999
                    -----------------------------------------

The Company reported net income of $4.0 million or $.54 per diluted share for the first quarter of 2000 compared to net income of $3.5 million or $.47 per diluted share for the first quarter of 1999. The increase in net income is primarily attributed to an increase in net interest income of $669 thousand or 6.6%.

Return on average assets was 1.61% for the first quarter of 1999 compared to 1.43% reported for the same period in 1999. The increase in the return on average assets is primarily the result of a 37 basis point increase in the yield on earning assets. The increase in yield on earning assets was partially offset by a 10 basis point increase in the cost of interest bearing liabilities. An increase in the ratio of average nonearning assets to average total assets offset the increase in yield on earning assets by an additional 7 basis points. Return on average equity was 12.86% for the first quarter of 2000, an increase from 11.47% during the same period of 1999.

Net Interest Income
-------------------

Net interest income totaled $10.9 million for the first quarter of 2000, an increase of $669 thousand or 6.6% compared to $10.2 million for the first quarter of 1999. Interest income was $17.9 million for the first quarter of 2000, which represents a $908 thousand or 5.3% increase compared to a year earlier. Interest expense totaled $7.1 million for the current quarter, an increase of $239 thousand or 3.5% compared to the previous year period.

Interest and fees on loans, the largest component of interest income, increased $1.2 million or 9.4% to $14.4 million in the quarterly comparison. The increase resulted primarily from a $48 million or 8.0% increase in average loans. The average rate earned on loans was relatively unchanged at 8.95%. Interest on taxable securities decreased $83 thousand or 3.6% and interest on nontaxable securities decreased $12 thousand or 1.3%. The decrease in interest income on both taxable and nontaxable securities is primarily the result of a decrease in the average balances outstanding of $21.4 million for taxable securities and $6.6 million for nontaxable securities. The decrease in average outstandings offset the effect of a 56 basis point increase in the average rate earned on taxable securities and an increase of 38 basis points in the average rate earned on nontaxable securities. Interest on short term investments, including time deposits in other banks, federal funds sold, and securities purchased under agreements to resell totaled $381 thousand, which represents a decrease of $234 thousand or 38.0%. The decrease is primarily due to a $26.9 million decrease in the average balance of these investments, which offset an increase in the average rate earned. The decrease in the average balances of investment securities and temporary investments was used primarily to fund increased loan growth.

Interest expense on deposits increased $179 thousand or 2.8% due primarily to an increase of $262 thousand related to interest on interest bearing demand and savings deposits. This increase resulted from an increase in the average rate paid on interest bearing demand and savings deposits in the amount of 12 basis points and 35 basis points, respectively. The increase in interest expense on interest bearing demand and savings deposits offset a slight decline in interest on time deposits of $83 thousand due to a $9.5 million decrease in the average balance. Interest expense on borrowed funds increased $60 thousand or 11.8% due primarily to an increase in the average rate paid on short term borrowings of 44 basis points.

The net interest margin, on a tax equivalent basis, totaled 5.08%, an increase of 28 basis points compared to the first quarter of 1999. The increase was driven primarily by an increase in the average rates earned on earning assets of 37 basis points. The spread between rates earned and paid for the first quarter of 2000 increased 27 basis points to 4.30% compared to the same period a year earlier.

Noninterest Income
------------------

Noninterest income increased $114 thousand or 3.9% to $3.1 million for the first quarter of 2000. Service charges and fees on deposits increased $68 thousand or 5.6%. This increase was led by a $43 thousand or 7.5% increase in overdraft fees. Other service charges, commissions, and fees declined $39 thousand or 3.9% and totaled $950 thousand in the current quarter. This decrease resulted primarily from reductions in credit card merchant discounts and origination fees on loans originated for sale. Data processing income decreased $8 thousand or 2.5% due primarily to a reduction in ATM authorization fees related to volume. Trust fees increased $42 thousand or 13.1% to $362 thousand. Other noninterest income increased $51 thousand in 2000 compared to 1999 due primarily to income from Farmers Fidelity Insurance Agency, LLP ("Farmers Fidelity"). Farmers Fidelity was established in the first quarter of 2000 as a joint venture for the purpose of offering and delivery of property, casualty, selected life, health, automobile and other insurance related products. Farmers Capital Insurance
Corporation, a subsidiary of Farmers Bank, has a 50% interest in Farmers Fidelity. An insurance agency not otherwise associated with the Company holds the remaining 50% interest in Farmers Fidelity.

Noninterest Expense
-------------------

Total noninterest expenses increased $213 thousand or 2.6% from the first quarter of 1999 to $8.3 million. Salaries and employee benefits, the largest component of noninterest expense, increased $333 thousand or 7.5%. The increase in salaries and employee benefits is primarily attributed to an increase in the number of full time equivalent employees, which totaled 451 at March 31, 2000 compared to 437 a year earlier. Occupancy expense, net of rental income, remained relatively unchanged at $560 thousand. Equipment expenses decreased $61 thousand or 8.3% as a result of a decrease in depreciation. Data processing expense decreased $32 thousand to $86 thousand, which is primarily attributed to a decrease in credit card processing expense. Bank franchise taxes increased $33 thousand to $285 thousand. Other noninterest expenses decreased $61 thousand or 3.2% to $1.9 million for the quarter ended March 31, 2000.

Income Taxes
------------

Income tax expense for the quarter ended March 31, 2000 was $1.4 million, unchanged from the first quarter of 1999. The first quarter 2000 effective tax rate was 25.7%, a decrease of 247 basis points from the first quarter of 1999. The decrease in the effective tax rate is primarily the result of tax credits from participation in low income housing projects.

FINANCIAL CONDITION

Total assets were $1.0 billion on March 31, 2000, a decrease of $22.5 million or 2.2% from December 31, 1999. Total assets and deposits are affected by the relationship between Farmers Bank and the Commonwealth of Kentucky. Farmers Bank provides various services to state agencies of the Commonwealth. As the depository for the Commonwealth, these agencies issue checks drawn on Farmers Bank, including paychecks and state income tax refunds. Farmers Bank also processes vouchers for the WIC (Women, Infants and Children) program for the Cabinet for Human Resources. Farmers Bank's investment department provides service to both the Kentucky Retirement and Teacher's Retirement Systems. As the depository for the Commonwealth, large fluctuations in deposits are likely to occur on a daily basis. Farmers Bank received a significant deposit from the Commonwealth at year end 1999. Total assets averaged $994 million for the first quarter of 2000, an increase of $4.8 million or less than 1% from year end 1999.

Loans
-----

Loans, net of unearned income, increased $14.3 million or 2.2% from December 31, 1999 to $657 million. The increase in loans is attributed to a $13.5 million or 3.5% increase in real estate mortgage loans and a $5.9 million or 15.3% increase in real estate construction loans. These increases offset declines in other lending of $5.1 million or 2.4%. Average loans, net of unearned income, increased $30.4 million or 4.9%. On average, loans represented 73% of earning assets compared to 69% at year end 1999. As loan demand fluctuates, the available funds are redirected between either temporary investments or investment securities.

Allowance for Loan Losses
-------------------------

The allowance for loan losses was $9.9 million on March 31, 2000, a decrease of $219 thousand from year end 1999. The allowance for loan losses was 1.5% of net loans at March 31, 2000 and December 31, 1999. The provision for loan losses was $260 thousand for the current quarter, an increase of $66 thousand compared to the same period in 1999. The Company recorded net charge-offs of $41 thousand in the first quarter of 2000 compared to $212 thousand in the first quarter of 1999. Management continues to emphasize collection efforts and evaluation of risks within the portfolio.

Nonperforming Assets
--------------------

Nonperforming assets for the Company include nonperforming loans, other real estate owned, and other foreclosed assets. Nonperforming loans consist of nonaccrual loans, loans past due ninety days or more on which interest is still accruing, and restructured loans. Nonperforming assets totaled $6.0 million on March 31, 2000, an increase of $291 thousand or 5.1% from year end 1999. The increase in nonperforming assets is primarily the result of a $152 thousand or 7.2% increase in loans past due 90 days or more and a $115 thousand increase in other foreclosed assets. Nonperforming assets to total equity increased from 4.6% at year end 1999 to 4.8% at March 31, 2000. Nonperforming loans as a percentage of net loans remained unchanged at .76% compared to year end 1999.

Other real estate owned was $735 thousand on March 31, 2000, relatively unchanged from year end 1999.

Temporary Investments
---------------------

Time deposits with banks, federal funds sold and securities purchased under agreements to resell averaged $24.4 million, a decrease of $6.5 million or 21.1% from year end 1999. The decrease in temporary investments helped to fund the increase in loan demand.

Investment Securities
---------------------

Investment securities were $214 million on March 31, 2000, a decrease of $16.0 million or 6.9% from year end 1999. The decrease is primarily attributable to decreases in the available for sale portfolio of $12.6 million. Mortgage-backed securities and U.S. Government Agency obligations in the available for sale portfolio decreased $9.1 million and $5.0 million, respectively, in the comparison while investment in equity securities increased $2.6 million. Investment securities averaged $222 million for the first quarter of 2000, a decrease $24.6 million or 10.0% from year end 1999. The decrease in investment securities was used to help fund loan growth. The net unrealized loss on available for sale investment securities, included as a component of shareholders' equity, was $2.4 million on March 31, 2000.

Deposits
--------

Total deposits decreased $27.8 million or 3.2%, from year end 1999 to $834 million. Noninterest bearing deposits decreased $39.6 million or 22.5% while interest bearing deposits increased $11.8 million or 1.7%. The decrease in noninterest bearing deposits is primarily the result of increased deposits at year end 1999 resulting from a significant deposit received from the Commonwealth of Kentucky at year end. Deposits averaged $820 million, an increase of $5.9 million or 1.0% from year end 1999.

Borrowed Funds
--------------

Borrowed funds totaled $48.0 million, an increase of $2.4 million or 5.2% from year end 1999. The increase is due primarily to an increase in borrowed funds from the Federal Home Loan Bank of Cincinnati. These funds are used to support loan demand. Borrowed funds averaged $42.0 million for the first quarter of 2000, an increase of $733 thousand or 1.8%.

LIQUIDITY

The liquidity of the Parent Company is primarily affected by the receipt of dividends from its subsidiary banks and cash balances maintained. As of March 31, 2000 combined retained earnings of the subsidiary banks were $56.0 million, of which $19.0 million was available for the payment of dividends to the Parent Company without obtaining prior approval from bank regulatory agencies. As a practical matter, payment of future dividends is also subject to the maintenance of other capital ratio requirements. Management expects that in the aggregate its subsidiary banks will continue to have the ability to dividend adequate funds to the Parent Company during the remainder of 2000. The Parent Company had cash balances of $25.6 million on March 31, 2000.

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

Liquid assets consist of cash, cash equivalents, and available for sale investment securities. At March 31, 2000, such assets totaled $270 million, a decrease of $33.6 million from year end 1999. Net cash provided by operating activities totaled $6.3 million for the first quarter of 2000, an increase of $3.0 million compared to the same quarter last year. This increase is primarily due to a decrease in net mortgage loans originated for sale of $1.6 million in the quarterly comparison. Net cash provided by investing activities was $1.2 million for the current quarter, a decrease of $10.5 million. This decrease is primarily a result of a $19.4 increase in net loans originated for investment, which was partially offset by a net increase in cash flows from securities transactions of $8.3 million. Net cash used in financing activities was $28.5 million for the period ended March 31, 2000 compared to $657 thousand in the same period in 1999. The increase is primarily attributed to a $22.6 million decrease in net cash used related to deposits for the first quarter of 2000 compared to the first quarter of 1999.

CAPITAL RESOURCES

Shareholders' equity was $126 million on March 31, 2000, an increase of $664 thousand from year end 1999. The Company purchased 35 thousand shares of its outstanding common stock during the first quarter of 2000 for a total cost of $1.1 million. The Company issued 4 thousand shares of common stock during the first quarter pursuant to its nonqualified employee stock option plan. Dividends of $2.2 million or $.29 per share were declared during the first quarter of 2000. This represents a per share increase of 2.7% on an annualized basis compared to the twelve months ended December 31, 1999.

Consistent with the objective of operating a sound financial organization, the Company's goal is to maintain capital ratios well above the regulatory requirements. The Company's capital ratios as of March 31, 2000, the regulatory minimums and the regulatory standard for a "well capitalized" institution are as follows:

                         Farmers Capital        Regulatory            Well
                        Bank Corporation          Minimum          Capitalized
--------------------------------------------------------------------------------
Tier 1 risk based             18.74%                4.00%              6.00%
Total risk based              19.99%                8.00%             10.00%
Leverage                      12.84%                4.00%              5.00%

The capital ratios of all the subsidiary banks, on an individual basis, were in excess of the applicable minimum regulatory capital ratio requirements at March 31, 2000.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

There have been no material changes in the Company's market risk from December 31, 1999. For information regarding the Company's market risk, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

In September 1992, Farmers Bank was named as a defendant in Case No. 92CI05734 in Jefferson Circuit Court, Louisville, Kentucky, in a case styled SCHILLING, ET AL. V. FARMERS BANK & CAPITAL TRUST COMPANY. The named plaintiffs purported to represent a class consisting of all present and former owners of the County of Jefferson, Kentucky, Nursing Home Refunding Revenue Bonds (Filson Care Home Project) Series 1986A and County of Jefferson, Kentucky, Nursing Home Improvement Revenue Bonds (Filson Care Home Project) Series 1986B (collectively "the Bonds"). The plaintiffs alleged that the class had been damaged through a reduction in the value of the Bonds and a loss of interest on the Bonds because of the actions of Farmers Bank in its capacity as indenture trustee for the Bondholders. The plaintiffs demanded compensatory and punitive damages.

On July 6, 1993, the Court denied the plaintiffs' motion to certify the case as a class action. Subsequently, the plaintiffs amended their complaint to join additional Bondholders as plaintiffs. The plaintiffs claimed to hold Bonds in the aggregate principal amount of $480,000. Before trial, the Court dismissed thirty-nine of the plaintiffs because they were unable or unwilling to present testimony to support their claims.

The case was tried to a jury beginning on March 28, 2000 on the claims of four plaintiffs holding Bonds in the aggregate principal amount of $80,000. The Court granted a directed verdict in favor of Farmers Bank on the plaintiffs' claim that Farmers Bank had engaged in commercial bribery and that the legal fees that were paid by Farmers Bank should be disgorged because of an alleged conflict of interest of Farmers Bank's counsel. The jury found for the plaintiffs on the claim that Farmers Bank had breached its fiduciary duty and awarded the plaintiffs $99,875 in compensatory damages and $600,000 in punitive damages.

Farmers Bank has filed a motion for judgment notwithstanding the verdict or, in the alternative, for a new trial, asserting that the jury's verdict that Farmers Bank breached its fiduciary duty was not supported by sufficient evidence, that the jury's award of damages was speculative and was not supported by the evidence, and that the jury's award of punitive damages was not supported by sufficient evidence. Farmers Bank has also asserted that a new trial is warranted because of the erroneous admission of evidence concerning legal fees paid by Farmers Bank.

Plaintiffs have filed appeals contending that the denial of class certification was erroneous, that the individual plaintiffs should not have been dismissed from the lawsuit, that certain evidence was erroneously excluded, and that the directed verdict regarding the disgorgement of legal fees and the commercial bribery claims was erroneous.

Farmers Bank intends to vigorously pursue its pending motion for judgment notwithstanding the verdict or, in the alternative, for a new trial, or, in the event the trial court denies the motion, to appeal the trial court's judgment to the Kentucky Court of Appeals. It is not possible at this stage of the proceedings to make any prediction as to the outcome.

As of March 31, 2000, there were various other pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material adverse effect upon the consolidated financial statements of the Company.

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




Date:      5/11/00                  /s/ James H. Childers
      --------------------          --------------------------------------------
                                    James H. Childers
                                    Executive Vice President, Secretary and
                                    General Counsel

Date:      5/11/00                  /s/ C Douglas Carpenter
      --------------------          --------------------------------------------
                                    Cecil Douglas Carpenter
                                    Vice President and CFO (Principal Financial
                                    and Accounting Officer)

                                   Exhibit 11
                 Statement re computation of per share earnings

-------------------------------------------------------------------------------
(In thousands, except per share data)
Three months ended March 31,                                2000          1999
-------------------------------------------------------------------------------

Net income, basic and diluted                            $ 3,998       $ 3,503
-------------------------------------------------------------------------------

Average shares outstanding - basic                         7,422         7,514
Effect of dilutive stock options                               1
-------------------------------------------------------------------------------
Average shares outstanding - diluted                       7,423         7,514
-------------------------------------------------------------------------------
Net income per common share, basic and diluted           $  0.54        $ 0.47
-------------------------------------------------------------------------------