Form 10-Q
period 2000-06-30
FARMERS CAPITAL BANK CORP
filed 2000-08-11
CIK 713095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                         For the transition period from
                          ____________ to ____________

                         Commission File Number 0-14412

                        Farmers Capital Bank Corporation

                        --------------------------------
             (Exact name of registrant as specified in its charter)

          Kentucky                                   61-1017851
-------------------------------             ----------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
 incorporation or organization)

P.O. Box 309, 202 West Main Street
Frankfort, Kentucky                                           40602
----------------------------------------            -----------------------
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

                    Common stock, par value $0.125 per share
                  7,294,513 shares outstanding at July 31, 2000


                                TABLE OF CONTENTS

Part I - Financial Information                                               Page No.
------------------------------                                               --------
  Item 1 - Financial Statements

    Unaudited Consolidated Balance Sheets -
        June 30, 2000 and December 31, 1999                                     3

    Unaudited Consolidated Statements of Income -
        For the Three Months and Six Months Ended
        June 30, 2000 and June 30, 1999                                         4

    Unaudited Consolidated Statements of Comprehensive Income -
        For the Three Months and Six Months Ended
        June 30, 2000 and June 30, 1999                                         5

    Unaudited Consolidated Statements of Cash Flows -
        For the Six Months Ended
        June 30, 2000 and June 30, 1999                                         6

    Unaudited Consolidated Statements of Changes in Shareholders' Equity -
        For the Six Months Ended
        June 30, 2000 and June 30, 1999                                         7

    Notes to Consolidated Financial Statements                                  8

  Item 2 - Management's Discussion and Analysis of Financial

        Condition and Results of Operations                                     9

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk          13

Part II - Other Information

  Item 1 - Legal Proceedings                                                   13

  Item 4 - Submission of Matters to a Vote of Security Holders                 14

  Item 6 - Exhibits and Reports on Form 8-K                                    15

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                                                        June 30,    December 31,
(In thousands, except share data)                         2000          1999
--------------------------------------------------------------------------------
ASSETS Cash and cash equivalents:

    Cash and due from banks                             $69,562        $82,862
    Interest bearing deposits in other banks              1,060         11,594
    Federal funds sold and securities purchased
         under agreements to resell                      46,788         40,904
--------------------------------------------------------------------------------
         Total cash and cash equivalents                117,410        135,360
--------------------------------------------------------------------------------
Investment securities:
    Available for sale                                  149,837        167,944
    Held to maturity                                     56,526         61,896
--------------------------------------------------------------------------------
         Total investment securities                    206,363        229,840
--------------------------------------------------------------------------------
Loans, net of unearned income                           671,339        643,190
Allowance for loan losses                              (10,088)         (9,659)
--------------------------------------------------------------------------------
         Loans, net                                     661,251        633,531
--------------------------------------------------------------------------------
Premises and equipment, net                              24,541         24,409
Other assets                                             17,984         16,647
--------------------------------------------------------------------------------
         Total assets                                $1,027,549     $1,039,787
--------------------------------------------------------------------------------
LIABILITIES
Deposits:

    Noninterest bearing                                $160,847       $176,315
    Interest bearing                                    677,861        685,905
--------------------------------------------------------------------------------
         Total deposits                                 838,708        862,220
--------------------------------------------------------------------------------
Securities sold under agreements to repurchase           49,532         41,200
Other borrowed funds                                      6,955          4,439
Dividends payable                                         2,125          2,162
Other liabilities                                         6,839          4,660
--------------------------------------------------------------------------------
         Total liabilities                              904,159        914,681
--------------------------------------------------------------------------------
Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock, par value $0.125 per share
    9,608,000 shares authorized; 7,299,113 and 7,437,792
    shares issued and outstanding at June 30, 2000 and
    December 31, 1999, respectively                         912            930
Capital surplus                                          12,158         11,686
Retained earnings                                       112,659        114,431
Accumulated other comprehensive loss                     (2,339)        (1,941)
--------------------------------------------------------------------------------
         Total shareholders' equity                     123,390        125,106
--------------------------------------------------------------------------------
         Total liabilities and shareholders'equity   $1,027,549     $1,039,787
--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.


UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
----------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                   Three Months Ended        Six Months Ended
                                                         June 30,                June 30,
                                                   2000         1999         2000        1999
----------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                      $14,968      $13,473      $29,382      $26,650
Interest on investment securities:
    Taxable                                       2,127        2,318        4,381        4,655
    Nontaxable                                      870        1,016        1,761        1,919
Interest on deposits in other banks                  11            9           35           37
Interest on federal funds sold and
    securities purchased under
    agreements to resell                            491          274          848          861
-----------------------------------------------------------------------------------------------
       Total interest income                     18,467       17,090       36,407       34,122
-----------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits                              7,104        6,253       13,617       12,587
Interest on other borrowed funds                    685          452        1,253          960
-----------------------------------------------------------------------------------------------
       Total interest expense                     7,789        6,705       14,870       13,547
-----------------------------------------------------------------------------------------------
    Net interest income                          10,678       10,385       21,537       20,575
-----------------------------------------------------------------------------------------------
Provision for loan losses                         1,167          441        1,427          635
-----------------------------------------------------------------------------------------------
    Net interest income after
       provision for loan losses                  9,511        9,944       20,110       19,940
-----------------------------------------------------------------------------------------------
NONINTEREST INCOME
Service charges and fees on deposits              1,279        1,329        2,568        2,550
Other service charges, commissions, and fees      1,057          977        2,007        1,966
Data processing income                              361          391          676          714
Trust income                                        457          326          819          646
Investment securities gains                                       46                        49
Gain (loss) on sale of loans                         11          (44)          15          (49)
Other                                               103          132          247          231
-----------------------------------------------------------------------------------------------
       Total noninterest income                   3,268        3,157        6,332        6,107
-----------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits                    4,742        4,487        9,506        8,918
Occupancy expenses, net                             549          552        1,109        1,111
Equipment expenses                                  677          723        1,352        1,459
Data processing expense                              66          131          152          249
Bank franchise tax                                  289          274          574          526
Other                                             2,184        2,096        4,096        4,069
-----------------------------------------------------------------------------------------------
       Total noninterest expense                  8,507        8,263       16,789       16,332
-----------------------------------------------------------------------------------------------
       Income before income taxes                 4,272        4,838        9,653        9,715
-----------------------------------------------------------------------------------------------
Income tax expense                                1,320        1,170        2,703        2,544
-----------------------------------------------------------------------------------------------
Net income                                       $2,952       $3,668       $6,950       $7,171
-----------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE
    Basic and diluted                              $.40         $.49         $.94         $.96
-----------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                         7,346        7,488        7,384        7,501
    Diluted                                       7,348        7,488        7,386        7,501
-----------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statement


UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
--------------------------------------------------------------------------------------------
                                                Three Months Ended         Six Months Ended
                                                      June 30,                 June 30,
(In Thousands)                                  2000          1999         2000        1999
--------------------------------------------------------------------------------------------
NET INCOME                                    $2,952        $3,668       $6,950      $7,171
Other comprehensive income (loss):
    Unrealized  holding gain (loss) on
    available for sale securities arising
    during the period, net of tax of $38,
    $732, $205, and $895, respectively            74        (1,421)        (398)     (1,737)
Reclassification adjustment for prior
    period unrealized gain recognized
    during current period, net of tax
    of $0, $9, $0, and $37, respectively.                      (18)                     (71)
--------------------------------------------------------------------------------------------
Other comprehensive income (loss)                 74        (1,439)        (398)     (1,808)
--------------------------------------------------------------------------------------------
Comprehensive income                          $3,026        $2,229       $6,552      $5,363
--------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.


UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
Six months ended June 30, (In thousands)                       2000        1999
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                               $6,950      $7,171
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                          1,294       1,451
       Net amortization of investment security
          premiums and discounts:
             Available for sale                                (229)        (97)
             Held to maturity                                    (8)         17
       Provision for loan losses                              1,427         635
       Noncash compensation expense                             486         518
       Mortgage loans originated for sale                    (3,432)     (7,776)
       Proceeds from sale of mortgage loans                   3,170      10,257
       Deferred income tax expense                               37          60
       Loss (gain) on sale of mortgage loans                    (15)         49
       Gain on sale of available for sale
          investment securities                                             (49)
       Gain on sale of fixed assets                              (5)         (7)
       Decrease in accrued interest receivable                  117         569
       Increase in other assets                              (1,110)        (40)
       Increase (decrease) in accrued interest payable          188        (151)
       Increase in other liabilities                          1,566       1,447
--------------------------------------------------------------------------------
    Net cash provided by operating activities                10,436      14,054
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from maturities and calls of
          investment securities:
             Available for sale                              50,990      91,777
             Held to maturity                                 5,377       4,134
    Proceeds  from  sale of  available for
          sale  investment  securities                                   13,397
    Purchase of investment securities:
          Available for sale                                (33,257)    (98,036)
          Held to maturity
    Loans originated for investment, net of
          principal collected                               (28,870)    (15,370)
    Purchases of premises and equipment                      (1,175)     (1,523)
    Proceeds from sale of equipment                               3         214
--------------------------------------------------------------------------------
Net cash used in investing activities                        (6,932)     (5,407)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net decrease in deposits                                (23,512)    (21,119)
    Dividends paid                                           (4,312)     (4,216)
    Purchase of common stock                                 (4,636)     (1,721)
    Stock options exercised                                     158          30
    Net increase in other borrowed funds                     10,848      34,416
--------------------------------------------------------------------------------
    Net cash (used in) provided by financing activities     (21,454)      7,390
--------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents        (17,950)     16,037
--------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year              135,360      91,834
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $117,410    $107,871
--------------------------------------------------------------------------------
Supplemental disclosures Cash paid during the period for:

    Interest                                                $14,682     $13,698
    Income taxes                                              2,600       2,575
Cash dividend declared and unpaid                             2,125       2,096
-------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.


UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                Accumulated             Total
(In thousands, except per share data)           Common Stock        Capital     Retained     Other Comprehensive     Shareholders'
Six months ended June 30, 2000 and 1999      Shares      Amount     Surplus     Earnings        (Loss) Income           Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                 7,438        $930     $11,686     $114,431         $(1,941)              $125,106
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                      6,950                                    6,950
Other comprehensive loss                                                                           (398)                  (398)
Cash dividends declared, $.58 per share                                        (4,275)                                  (4,275)
Purchase of common stock                      (145)        (19)       (171)    (4,447)                                  (4,637)
Stock options exercised, including
    related tax benefits                         6           1         157                                                 158
Effect of noncash compensation
    attributed to stock option grants                                  486                                                 486
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000                     7,299        $912     $12,158     $112,659         $(2,339)              $123,390
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                 7,520        $940     $10,520     $112,010            $369               $123,839
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                      7,171                                    7,171
Other comprehensive loss                                                                         (1,808)                (1,808)
Cash dividends declared, $.56 per share                                        (4,199)                                  (4,199)
Purchase of common stock                       (48)         (6)        (57)    (1,658)                                  (1,721)
Stock options exercised, including
    related tax benefits                         1                      30                                                  30
Effect of noncash compensation
    attributed to stock options grant                                  518                                                 518
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999                     7,473        $934     $11,011     $113,324         $(1,439)              $123,830
------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.


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

3.   Pending Legal Actions

On April 7, 2000, the Company was assessed $99,875 in compensatory damages and $600,000 in punitive damages as a result of the jury's verdict in the Schilling, et al. v. Farmers Bank & Capital Trust Company case. The Company has filed a motion for a judgment notwithstanding the verdict or in the alternative for a new trial and is awaiting the judge's final ruling. Management, after discussion with legal counsel, believes it is more than remote but less than likely they will receive an unfavorable ruling. Accordingly, no expense has been accrued related to the jury's verdict. The loss, if any, from this case will be recognized on the date of the judge's final ruling. See Legal Proceedings in
Part II of this Form 10-Q.

As of June 30, 2000 there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. Management, after discussion with legal counsel, believes these actions are without merit and the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material adverse effect upon the consolidated financial statements of the Company.

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

RESULTS OF OPERATIONS

                   Second Quarter 2000 vs. Second Quarter 1999
                   -------------------------------------------
The Company reported net income of $3.0 million or $.40 per diluted share for the second quarter of 2000 compared to net income of $3.7 million or $.49 per diluted share for the second quarter of 1999. Net interest income for the three months increased $293 thousand or 2.8%, but was more than offset by the $726 thousand increase in the provision for loan losses inherent in the loan portfolio. Non-interest expense increased $244 thousand, or 3.0%.

Return on average assets was 1.17% for the second quarter of 2000 compared to 1.49% reported for the same period of 1999. Return on average equity was 9.51% for the second quarter of 2000, compared to 11.79% in the same period of 1999.

Net Interest Income
-------------------
Net interest income totaled $10.7 million for the second quarter of 2000, an increase of $293 thousand or 2.8% over the second quarter of 1999. Total interest income was $18.5 million for the second quarter of 2000, an increase of $1.4 million or 8.1%. Total interest expense was $7.8 million for the current quarter, an increase of $1.1 million or 16.2% compared to the same period in 1999. Average interest bearing liabilities increased $14.4 million while the rate paid increased 52 basis points to 4.29%.

Interest and fees on loans increased $1.5 million mainly due to an increase in volume. Average loans increased $58.5 million, or 9.6% while the yield increased 10 basis points to 9.08%. Interest on taxable securities decreased $191 thousand or 8.2% mainly due to a $37.3 million decrease in the average balance. The decrease in the average balance was partially offset by a 92 basis point increase in the average rate earned on these securities. Interest on nontaxable securities decreased $146 thousand or 14.4% due to a decrease in the average balance. Interest on short-term investments increased $217 thousand due to increases in both the average balance and rates earned.

The net interest margin on a tax equivalent basis decreased to 4.90% during the second quarter of 2000 compared to 4.92% in the second quarter of 1999. The spread between rates earned and paid was 4.08% for the current quarter compared to 4.21% in the same period last year. The decrease is the result of the 52 basis point increase in the average rate paid on interest bearing liabilities while the yield earned on interest earning assets only increased 39 basis points.

Noninterest Income
------------------
Noninterest income was $3.3 million for the current quarter, up $111 thousand or 3.5% compared to the prior year. Service charges and fees on deposits, the largest component of noninterest income, remained relatively unchanged at $1.3 million. Other service charges, commissions, and fees were up $80 thousand and totaled $1.1 million. Data processing income decreased $30 thousand for the second quarter of 2000. Trust fees increased $131 thousand to $457 thousand. Gains on the sale of available for sale investment securities, which were zero in the second quarter of 2000, totaled $46 thousand in the previous year. The gain on sale of loans increased $55 thousand. Other noninterest income decreased $29 thousand.

Noninterest Expense
-------------------
Total noninterest expenses increased $244 thousand or 3.0% from the second quarter of 1999 to $8.5 million. Salaries and employee benefits, the largest component of noninterest expense, increased $255 thousand or 5.7%. Occupancy expense, net of rental income, was relatively unchanged at $549 thousand. Equipment expense decreased $46 thousand or 6.4%. Data processing expense decreased $65 thousand for the second quarter of 2000. The decrease in data processing expense is due primarily to a decrease in credit card interchange expenses, which is the result of a lower volume of credit card transactions. Bank franchise tax was relatively unchanged at $289 thousand. Other noninterest expense increased $88 thousand or 4.2% to $2.2 million.

Income Taxes
------------
Income tax expense for the second quarter of 2000 was $1.3 million, an increase of $150 thousand or 12.8% from the second quarter of 1999. The effective tax rate was 30.9% for the current quarter, an increase from 24.2% from the second quarter of 1999. The increase in the effective tax rate is due to a decrease in tax-exempt income from both municipal loans and municipal securities.

                            First six months of 2000
                           -------------------------
Net income for the six months ended June 30, 2000 was $6.95 million compared to $7.2 million for the same period in 1999, a decrease of $221 thousand or 3.1%. Diluted net income per share was $.94 compared to $.96 for the same period in 1999, a decrease of $.02 or 2.1%. Fueled by loan growth, net interest income for the six months increased $962,000, or 4.7%, but was nearly offset by a $792,000 increase in the provision for loan losses inherent in the loan portfolio. Net loan charge-offs increased $571,000. Non-interest expense increased $457,000, or 2.8%.

Return on average assets was 1.39% for the six months ended June 30, 2000, a decrease of 7 basis point from the same period in 1999. Return on average equity was 11.24%, a decrease from 11.65% for the first six months of 1999.

Net Interest Income
-------------------
Net interest income totaled $21.5 million for the six months ended June 30, 2000, an increase of $962 thousand or 4.7% compared to the same period in 1999. Total interest income was $36.4 million compared to $34.1 million a year ago. Total interest expense increased $1.3 million to a total of $14.9 million.

Interest and fees on loans increased $2.7 million or 10.3%. The increase is attributed to the increase in average loans of $53.2 million, or 8.8%, and the increase in the yield of 10 basis points to 9.08%. Interest on taxable securities decreased $274 thousand as volume declined, but the yield increased 78 basis points to 6.37%. Interest on nontaxable securities decreased $158 thousand or 8.2% almost entirely on volume. Interest on short-term investments was relatively unchanged at $848 thousand.

Interest expense on deposits increased $1.0 million or 8.2%. Interest expense on other borrowed funds increased $293 thousand. The increase for both categories was mainly the result of an increase in the average rate paid.

Net interest margin on a tax equivalent basis increased to 4.98% during the first six months of 2000 compared to 4.83% for the same period of 1999. The spread between rates earned and paid was up 9 basis points to 4.22% in the six-month comparison.

Noninterest Income
------------------
Noninterest income was $6.3 million for the first six months of 2000, an increase of $225 thousand or 3.7% compared to the same period in 1999. Service charges and fees on deposits remained relatively unchanged at $2.6 million. Other service charges, commissions, and fees were also relatively unchanged at $2.0 million. Trust fees increased $173 thousand to a total of $819 thousand. Gains on the sale of available for sale investment securities were $49 thousand in the prior year with none in the current year. The gain on sale of loans increased $64 thousand.

Noninterest Expense
-------------------
Noninterest expense was $16.8 million for the first six months of 2000, an increase of $457 thousand or 2.8% compared to the same period in 1999. Salaries and employee benefits, the largest component of noninterest expense, increased $588 thousand or 6.6%. Occupancy expense, net of rental income, was unchanged at $1.1 million. Equipment expense decreased $107 thousand or 7.3%. Data processing expense was $152 thousand, a decrease of $97 thousand. Bank franchise tax expense increased $48 thousand or 9.1%.

Income Taxes
------------
Income tax expense for the first six months of 2000 was $2.7 million, an increase of $159 thousand compared to the same period in 1999. The effective tax rate was 28.0% for the first six months of 2000, up from 26.2% in the prior year. The increase in the effective tax rate is due to a decrease in tax-exempt income from both municipal loans and municipal securities.

FINANCIAL CONDITION

Total assets were $1.0 billion on June 30, 2000, a decrease of $12 million or 1.2% from December 31, 1999. Fluctuations in assets and deposits are typical due to the relationship between the Company's principal subsidiary, Farmers Bank & Capital Trust Co. and the Commonwealth of Kentucky. Farmers Bank provides various services to state agencies of the Commonwealth. As the depository for the Commonwealth, these agencies issue checks drawn on Farmers Bank, including paychecks and state income tax refunds. Farmers Bank also processes vouchers of the WIC (Women, Infants and Children) program for the Cabinet for Human Resources. The Bank's investment department provides services to both the Kentucky Retirement and Teacher's Retirement systems. As the depository for the Commonwealth, large fluctuations in deposits are likely to occur on a daily basis. On an average basis, total assets were $1.0 billion for the first six months of 2000, an increase of $14 million or 1.4% from year-end 1999.

Loans
-----
Loans, net of unearned income, totaled $671 million at June 30, 2000, an increase of $28.1 million or 4.4% from year-end 1999. On average, loans represented 72.9% of earning assets compared to 69.1% for year-end 1999. As loan demand fluctuates, the available funds are redirected between either temporary investments or investment securities.

Allowance for Loan Losses
-------------------------
The allowance for loan losses was $10.1 million at June 30, 2000, an increase of $429 thousand from the prior year end. The allowance for loan losses was 1.5% of net loans at June 30, 2000. In management's opinion, the allowance for loan losses is adequate to cover losses inherent in the loan portfolio. The provision for loan losses increased $792 thousand in the current period compared to the same period in 1999. The Company had net charge-offs of $998 thousand in the first six months of 2000 compared to net charge-offs of $427 thousand in the same period of 1999. Management continues to emphasize collection efforts and evaluation of risks within the portfolio.

Nonperforming Assets
--------------------
Nonperforming  assets for the Company include  nonperforming  loans,  other real estate owned, and other foreclosed assets. Nonperforming loans consists of nonaccrual loans, restructured loans, and loans past due ninety days or more on which interest in still accruing. Nonperforming assets totaled $5.6 million at June 30, 2000, a decrease of $146 thousand or 2.6% from the prior year-end. Nonperforming assets to total equity increased from 4.1% at year-end 1999 to 4.5% at June 30, 2000. Nonperforming loans totaled $4.7 million at June 30, 2000, a decrease of $214 thousand or 4.4% compared to year-end 1999. Nonperforming loans as a percentage of net loans decreased from .76% at year-end to .69%.

Other real estate owned, which had a balance of $735 thousand at year-end 1999, increased to $801 thousand as of June 30, 2000.

Temporary Investments
---------------------
Time deposits with banks, federal funds sold and securities purchased under agreements to resell averaged $28.1 million, a decrease of $2.8 million or 9.2% from year end 1999. Temporary investments are reallocated as loan demand presents the opportunity.

Investment Securities
---------------------
Investment securities were $206 million on June 30, 2000, a decrease of $23.5 million or 10.2% from year-end 1999. Available for sale and held to maturity securities were $150 and $56 million, respectively. Investment securities averaged $217 million for the first six months of 2000, a decrease of $29.6 million or 12.0% from year end 1999. The Company had an unrealized loss on available for sale investment securities of $2.3 million, net of tax, at June 30, 2000 compared to $1.9 million at year end 1999.

Deposits
--------
Total deposits were $839 million at June 30, 2000, a decrease of $23.5 million or 2.7% from year-end 1999. Noninterest bearing deposits decreased $15.5 million in the comparison. This decrease is primarily due to the relationship between the Company's principal subsidiary and the Commonwealth of Kentucky as described in preceding sections of this report. On average, noninterest bearing deposits were $146.6 million during the current period, an increase of $5.9 million or 4.2%. Interest bearing deposits decreased $8.0 million during the six months ended June 30, 2000 compared to year-end 1999. On average, interest bearing deposits were $681 million in the current period, an increase of $7.1 million or 1.1% from year end 1999. Total deposits averaged $828 million, an increase of $13.1 million or 1.6% from year-end 1999.

Borrowed Funds
--------------
Borrowed funds totaled $56.5 million at June 30, 2000, an increase of $10.8 million from year-end 1999. Total borrowed funds averaged $44.0 million, a decrease of $1.4 million or 3.0%.

LIQUIDITY

The liquidity of the Parent Company is primarily affected by the receipt of dividends from its subsidiary banks and cash balances maintained. As of June 30, 2000 combined retained earnings of the subsidiary banks were $59.4 million, of which $22.2 million was available for the payment of dividends to the Parent Company without obtaining prior approval from bank regulatory agencies. As a practical matter, payment of future dividends is also subject to the maintenance of other capital ratio requirements. Management expects that in the aggregate, its subsidiary banks will continue to have the ability to dividend adequate funds to the Parent Company during the remainder of 2000. The Parent Company had cash balances of $20.0 million at June 30, 2000.

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

Liquid assets consist of cash and due from banks, short-term investments, and securities available for sale. At June 30, 2000, such assets totaled $267 million, a decrease of $36.1 million from year-end 1999. Net cash provided by operating activities decreased $3.6 million in the six months ended June 30, 2000 compared to the same period last year. The decrease is primarily attributed to the decrease in the proceeds from the sale of mortgage loans. Net cash used in investing activities was $6.9 million, an increase of $1.5 million. Net cash used in financing activities was $21.5 million for the period ended June 30, 2000 compared to net cash provided of $7.4 million in the prior year comparison. The increase in net cash used in financing activities is due primarily to the decrease in utilizing other borrowed funds.

CAPITAL RESOURCES

Shareholders' equity was $123 million on June 30, 20000, down $1.7 million from year-end 1999. The Company purchased 145 thousand shares of its outstanding common stock during the first six months of 2000 for a total cost of $4.6 million. The Company issued 6,450 shares of common stock during the first six months pursuant to its nonqualified stock option plan. Dividends of $4.3 million or $.58 per share were declared during the first six months of 2000, an increase of 3.6% per share compared to the prior year. The Company's available for sale investment securities portfolio had net unrealized losses of $2.3 million at June 30, 2000, up from a net unrealized loss of $1.9 million at year-end.

Consistent with the objective of operating a sound financial organization, the Company's goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios as of June 30, 2000, the regulatory minimums and the regulatory standard for a "well capitalized" institution are as follows:

                         Farmers Capital        Regulatory             Well
                        Bank Corporation         Minimum            Capitalized
--------------------------------------------------------------------------------
Tier 1 risk based           18.07%                4.00%                6.00%

Total risk based            19.32%                8.00%               10.00%

Leverage                    12.32%                4.00%                5.00%

The capital ratios of all the subsidiary banks, on an individual basis, were in excess of the applicable minimum regulatory capital ratio requirements at June 30, 2000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------
There have been no material changes in the Company's market risk from December 31, 1999. For information regarding the Company's market risk, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------
In September 1992, Farmers Bank (the "Bank") was named as a defendant in Case No. 92CI05734 in Jefferson Circuit Court, Louisville, Kentucky, in a case styled Schilling, et al. v. Farmers Bank & Capital Trust Company. The named plaintiffs purported to represent a class consisting of all present and former owners of the County of Jefferson, Kentucky, Nursing Home Refunding Revenue Bonds (Filson Care Home Project) Series 1986A and County of Jefferson, Kentucky, Nursing Home Improvement Revenue Bonds (Filson Care Home Project) Series 1986B (collectively "the Bonds"). The plaintiffs alleged that the class had been damaged through a reduction in the value of the Bonds and a loss of interest on the Bonds because of the actions of the Bank in its capacity as indenture trustee for the Bondholders. The plaintiffs demanded compensatory and punitive damages.

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

The case was tried to a jury beginning on March 28, 2000 on the claims of four plaintiffs holding Bonds in the aggregate principal amount of $80,000. The Court granted a directed verdict in favor of the Bank on the plaintiffs' claim that the Bank had engaged in commercial bribery and that the legal fees that were paid by the Bank should be disgorged because of an alleged conflict of interest of the Bank's counsel. The jury found for the plaintiffs on the claim that the Bank had breached its fiduciary duty and awarded the plaintiffs $99,875 in compensatory damages and $600,000 in punitive damages.

The Bank has filed a motion for judgment notwithstanding the verdict or, in the alternative, for a new trial, asserting that the jury's verdict that the Bank breached its fiduciary duty was not supported by sufficient evidence, that the jury's award of damages was speculative and was not supported by the evidence, and that the jury's award of punitive damages was not supported by sufficient evidence. The Bank has also asserted that a new trial is warranted because of the erroneous admission of evidence concerning legal fees paid by the Bank.

Plaintiffs filed appeals contending that the denial of class certification was erroneous, that the individual plaintiffs should not have been dismissed from the lawsuit, that certain evidence was erroneously excluded, and that the directed verdict regarding the disgorgement of legal fees and the commercial bribery claims was erroneous. On August 1, 2000 the Kentucky Court of Appeals dismissed the appeals as having been prematurely filed.

Farmers Bank intends to vigorously pursue its pending motion for judgment notwithstanding the verdict or, in the alternative, for a new trial, or, in the event the trial court denies the motion, to appeal the trial court's judgment to the Kentucky Court of Appeals. It is not possible at this stage of the proceedings to make any prediction as to the outcome.

As of June 30, 2000, there were various other pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material adverse effect upon the consolidated financial statements of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The annual meeting of shareholders was held May 9, 2000. The matters that were voted upon included:

a) The election of four directors for three-year terms ending in 2003 or until their successors have been elected and qualified.

b) The transaction of such other business as may properly come before the meeting.

The outcome of the voting was as follows:

Name                                   For      Against    Withheld    Abstained
Frank W. Sower, Jr.                 6,604,338      0         1,100         0
J. Barry Banker                     6,598,068      0         7,370         0
Charles S. Boyd                     6,598,218      0         7,220         0
Glen Birdwhistell                   6,590,202      0         15,236        0
The transaction of other business   6,378,909   159,334        0        67,195

Listed below is the name of each director whose term of office continued after the meeting.

Stokes A. Baird IV                          Harold G. Mays
James H. Childers                           Robert Roach, Jr.
Michael M. Sullivan                         G. Anthony Busseni
Lloyd C. Hillard, Jr.                       Dr. John D. Sutterlin

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

         27    Financial data schedule (for SEC use only)

b)       Reports on Form 8-K
         -------------------

On July 25, 2000, the Company filed a Form 8-K to announce that it intends to purchase up to 500,000 shares of its outstanding common stock. This is in addition to the stock purchase plan announced on November 9, 1998 to purchase 400,000 shares. Under the previously announced plan, 283,955 have been purchased as of July 25, 2000. The purchase will be dependent on market conditions and there will be no guarantee as to the exact number of shares to be purchased by the Company. Shares purchased would be used for general corporate purposes.

Consistent with the objective of maximizing shareholder value, the Company considers the purchase of its outstanding shares in the current price range to be a good investment of the Company's available funds.

Financial statements were not required with this Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    8/11/00                /s/ Charles Scott Boyd

      -------------             ------------------------------------------------
                                Charles Scott Boyd,
                                President and CEO (Principal Executive Officer)


Date:    8/11/00                /s/ Cecil Douglas Carpenter

      -------------             ------------------------------------------------
                                Cecil Douglas Carpenter,
                                Vice President and CFO (Principal Financial and Accounting Officer)


                                   Exhibit 11
                 Statement re computation of per share earnings
----------------------------------------------------------------------------------------------------------
                                                        Three Months Ended             Six Months Ended
                                                              June 30,                      June 30,
(In thousands, except per share data)                    2000           1999            2000         1999
----------------------------------------------------------------------------------------------------------
Net income, basic and diluted                          $2,952         $3,668          $6,950       $7,171
----------------------------------------------------------------------------------------------------------
Average shares outstanding                              7,346          7,488           7,384        7,501
Effect of dilutive stock options
----------------------------------------------------------------------------------------------------------
Average diluted shares outstanding                      7,346          7,488           7,384        7,501
----------------------------------------------------------------------------------------------------------
Net income per share, basic                              $.40           $.49            $.94         $.96
Net income per share, diluted                            $.40           $.49            $.94         $.96
----------------------------------------------------------------------------------------------------------
