Form 10-Q
period 2000-09-30
FARMERS CAPITAL BANK CORP
filed 2000-11-09
CIK 713095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                         For the transition period from
                          ____________ to ____________

                         Commission File Number 0-14412

                        Farmers Capital Bank Corporation
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

      Kentucky                                         61-1017851
-------------------------------            ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

P.O. Box 309, 202 West Main Street
Frankfort, Kentucky                                              40602
----------------------------------------             --------------------------
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

                             Yes [X]      No []

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Common stock, par value $0.125 per share
                7,184,176 shares outstanding at November 1, 2000


                                TABLE OF CONTENTS

Part I - Financial Information                                                                      Page No.
------------------------------                                                                      --------
Item 1 - Financial Statements

     Unaudited Consolidated Balance Sheets -
          September 30, 2000 and December 31, 1999                                                    3

     Unaudited Consolidated Statements of Income -
          For the Three Months and Nine Months Ended
          September 30, 2000 and September 30, 1999                                                   4

     Unaudited Consolidated Statements of Comprehensive Income -
          For the Three Months and Nine Months Ended
          September 30, 2000 and September 30, 1999                                                   5

     Unaudited Consolidated Statements of Cash Flows -
          For the Nine Months Ended
          September 30, 2000 and September 30, 1999                                                   6

     Unaudited Consolidated Statements of Changes in Shareholders' Equity -
          For the Nine Months Ended
          September 30, 2000 and September 30, 1999                                                   7

     Notes to Unaudited Consolidated Financial Statements                                             8

     Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                     9

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk                             14

Part II - Other Information

     Item 1 - Legal Proceedings                                                                      14

     Item 6 - Exhibits and Reports on Form 8-K                                                       15

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------
                                                         September 30,    December 31,
(In thousands, except share data)                            2000             1999
----------------------------------------------------------------------------------------

ASSETS
Cash and cash equivalents:
     Cash and due from banks                                 $87,763        $82,862
     Interest bearing deposits in other banks                  1,628         11,594
     Federal funds sold and securities purchased
          under agreements to resell                          51,875         40,904
----------------------------------------------------------------------------------------
          Total cash and cash equivalents                    141,266        135,360
----------------------------------------------------------------------------------------
Investment securities:
     Available for sale                                      158,647        167,944
     Held to maturity                                         54,912         61,896
----------------------------------------------------------------------------------------
          Total investment securities                        213,559        229,840
----------------------------------------------------------------------------------------
Loans, net of unearned income                                678,551        643,190
Allowance for loan losses                                    (10,177)        (9,659)
----------------------------------------------------------------------------------------
          Loans, net                                         668,374        633,531
----------------------------------------------------------------------------------------
Premises and equipment, net                                   25,071         24,409
Other assets                                                  17,553         16,647
----------------------------------------------------------------------------------------
          Total assets                                    $1,065,823     $1,039,787
----------------------------------------------------------------------------------------
LIABILITIES
Deposits:
     Noninterest bearing                                    $163,208       $176,315
     Interest bearing                                        681,538        685,905
----------------------------------------------------------------------------------------
          Total deposits                                     844,746        862,220
----------------------------------------------------------------------------------------
Securities sold under agreements to repurchase                76,987         41,200
Other borrowed funds                                          11,744          4,439
Dividends payable                                              2,102          2,162
Other liabilities                                              6,840          4,660
----------------------------------------------------------------------------------------
          Total liabilities                                  942,419        914,681
----------------------------------------------------------------------------------------
Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock, par value $0.125 per share
     9,608,000 shares authorized; 7,210,376 and 7,437,792
     shares issued and outstanding at September 30, 2000
     and December 31, 1999, respectively                       1,004          1,002
Capital surplus                                               13,365         12,370
Retained earnings                                            129,533        125,173
Treasury stock                                               (19,357)       (11,498)
     820,021 and 581,586 shares at cost at
     September 30, 2000 and December 31, 1999,
     respectively
Accumulated other comprehensive loss                          (1,141)        (1,941)
---------------------------------------------------------------------------------------
          Total shareholders' equity                         123,404        125,106
---------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity      $1,065,823     $1,039,787
---------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.


UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------------------------------------------------------------------------------
                                                              Three Months Ended              Nine Months Ended
                                                                 September 30,                  September 30,
(In thousands, except per share data)                        2000            1999            2000           1999
-------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                $15,519           $13,748        $44,901         $40,398
Interest on investment securities:
    Taxable                                                 2,140             2,363          6,521           7,018
    Nontaxable                                                859               944          2,620           2,863
Interest on deposits in other banks                           (38)               19             (3)             56
Interest on federal funds sold and securities
    purchased under agreements to resell                      666               275          1,514           1,136
-------------------------------------------------------------------------------------------------------------------
       Total interest income                               19,146            17,349         55,553          51,471
-------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits                                        7,371             6,170         20,988          18,757
Interest on other borrowed funds                              999               528          2,252           1,488
-------------------------------------------------------------------------------------------------------------------
       Total interest expense                               8,370             6,698         23,240          20,245
-------------------------------------------------------------------------------------------------------------------
    Net interest income                                    10,776            10,651         32,313          31,226
-------------------------------------------------------------------------------------------------------------------
Provision for loan losses                                     460               506          1,887           1,141
-------------------------------------------------------------------------------------------------------------------
    Net interest income after provision for loan losses    10,316            10,145         30,426          30,085
-------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Service charges and fees on deposits                        1,316             1,333          3,884           3,883
Other service charges, commissions, and fees                1,038               832          3,174           2,679
Data processing income                                        340               350          1,016           1,064
Trust income                                                  406               327          1,225             973
Investment securities gains                                                                                     49
Gain (loss) on sale of loans                                   13                               28             (49)
Other                                                          33                74            151             231
-------------------------------------------------------------------------------------------------------------------
       Total noninterest income                             3,146             2,916          9,478           8,830
-------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits                              4,547             4,393         14,053          13,311
Occupancy expenses, net                                       546               548          1,655           1,659
Equipment expenses                                            708               747          2,060           2,206
Bank franchise tax                                            289               283            863             809
Other                                                       2,063             1,901          6,311           6,026
-------------------------------------------------------------------------------------------------------------------
       Total noninterest expense                            8,153             7,872         24,942          24,011
-------------------------------------------------------------------------------------------------------------------
       Income before income taxes                           5,309             5,189         14,962          14,904
-------------------------------------------------------------------------------------------------------------------
Income tax expense                                          1,522             1,421          4,225           3,965
-------------------------------------------------------------------------------------------------------------------
Net income                                                 $3,787            $3,768        $10,737         $10,939
-------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE
    Basic and diluted                                        $.52              $.50          $1.46           $1.46
-------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                                   7,263             7,458          7,343           7,487
    Diluted                                                 7,279             7,475          7,346           7,487
-------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statement


UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
---------------------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended              Nine Months Ended
                                                                    September 30,                  September 30,
(In Thousands)                                                  2000            1999            2000           1999
---------------------------------------------------------------------------------------------------------------------
Net Income                                                    $3,787          $3,768         $10,737        $10,939
Other comprehensive income (loss):
    Unrealized holding gain (loss) on available for sale
    securities arising during the period, net of tax
    of $617, $53, $412, and $(842), respectively               1,198             103             800         (1,634)
Reclassification adjustment for prior period
    unrealized gain recognized during current period,
    net of tax of $(37) in 1999.                                                                                (71)
---------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                              1,198             103             800         (1,705)
---------------------------------------------------------------------------------------------------------------------
Comprehensive income                                          $4,985          $3,871         $11,537         $9,234
---------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.


UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------
Nine months ended September 30, (In thousands)                                2000             1999
-----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income                                                              $10,737          $10,939
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                          1,961            2,199
       Net amortization of investment security
          premiums and discounts:
             Available for sale                                                (364)            (111)
             Held to maturity                                                    (8)              20
       Provision for loan losses                                              1,887            1,141
       Noncash compensation expense                                             726              805
       Mortgage loans originated for sale                                    (8,069)          (9,534)
       Proceeds from sale of mortgage loans                                   7,700           12,073
       Deferred income tax expense                                               61              163
       (Gain) loss on sale of mortgage loans                                    (28)              49
       Gain on sale of available for sale investment securities                                  (49)
       Gain on sale of fixed assets                                              (4)              (7)
       Increase in accrued interest receivable                                 (775)            (885)
       (Increase) decrease in other assets                                     (551)             451
       Increase (decrease) in accrued interest payable                          486              (96)
       Increase in other liabilities                                          1,268               80
-----------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                                15,027           17,238
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturities and calls of investment securities:
       Available for sale                                                   110,413          112,509
       Held to maturity                                                       6,992            7,377
    Proceeds from sale of available for sale investment securities                            13,397
    Purchase of investment securities
       Available for sale                                                   (99,540)        (111,015)
    Loans originated for investment, net of principal collected             (36,333)         (30,241)
    Purchases of premises and equipment                                      (2,273)          (1,997)
    Proceeds from sale of equipment                                              26              215
------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                                   (20,715)          (9,755)
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net decrease in deposits                                                (17,473)          (3,821)
    Net increase in other borrowed funds                                     43,092           11,177
    Dividends paid                                                           (6,437)          (6,312)
    Purchase of common stock                                                 (7,859)          (2,322)
    Stock options exercised                                                     271              133
------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) financing activities                      11,594           (1,145)
------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                     5,906            6,338
------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                              135,360           91,834
------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                 $141,266          $98,172
------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
    Interest                                                                $22,753          $20,341
    Income taxes                                                              4,150            4,325
Cash dividend declared and unpaid                                             2,102            2,089
------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.


UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Accumulated
(In thousands, except per share data)                                                                     Other           Total
Nine months ended September 30, 2000            Common Stock       Capital     Retained    Treasury   Comprehensive    Shareholders'
and 1999                                      Shares    Amount     Surplus     Earnings     Stock     (Loss) Income      Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                  7,438     $1,002     $12,370     $125,173   $(11,498)      $(1,941)       $125,106
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                       10,737                                   10,737
Other comprehensive income                                                                                   800             800
Cash dividends declared, $.87 per share                                          (6,377)                                  (6,377)
Purchase of common stock                       (238)                                        (7,859)                       (7,859)
Stock options exercised, including
     related tax benefits                        11          2         269                                                   271
Effect of noncash compensation
     attributed to stock options grant                                 726                                                   726
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000                 7,211     $1,004     $13,365     $129,533   $(19,357)      $(1,141)       $123,404
------------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                  7,520     $1,001     $11,097     $119,692    $(8,320)         $369        $123,839
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                       10,939                                   10,939
Other comprehensive loss                                                                                  (1,705)         (1,705)
Cash dividends declared, $.84 per share                                          (6,288)                                  (6,288)
Purchase of common stock                        (64)                                        (2,322)                       (2,322)
Stock options exercised, including
     related tax benefits                         5          1         132                                                   133
Effect of noncash compensation
     attributed to stock options grant                                 805                                                   805
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999                 7,461     $1,002     $12,034     $124,343   $(10,642)      $(1,336)       $125,401
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

As of September 30, 2000 there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. Management, after discussion with legal counsel, believes these actions are without merit and the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material adverse effect upon the consolidated financial statements of the Company.

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

RESULTS OF OPERATIONS

                    Third Quarter 2000 vs. Third Quarter 1999
                    -----------------------------------------
The Company reported net income of $3,787,000 or $.52 per diluted share for the third quarter of 2000 compared to net income of $3,768,000 or $.50 per diluted share for the third quarter of 1999. Net interest income for the three months increased $125 thousand or 1.2%. Non-interest income increased $170 thousand or 5.7%, and non-interest expense increased $221 thousand or 2.8%.

Return on average assets was 1.48% for the third quarter of 2000 compared to 1.52% reported for the same period of 1999. Return on average equity was 12.18% for the third quarter of 2000, compared to 12.06% in the same period of 1999.

Net Interest Income
-------------------
Net interest income totaled $10.8 million for the third quarter of 2000, an increase of $125 thousand or 1.2% over the third quarter of 1999. Total interest income was $19.1 million for the third quarter of 2000, an increase of $1.8 million or 10.4%. Total interest expense was $8.3 million for the current quarter, an increase of $1.7 million or 25.0% compared to the same period in 1999. Average interest bearing liabilities increased $35.2 million while the rate paid increased 71 basis points to 4.47%.

Interest and fees on loans increased $1.8 million mainly due to an increase in volume. Average loans increased $52.8 million, or 8.5% while the yield increased 35 basis points to 9.21%. Interest on taxable securities decreased $223 thousand or 9.4% mainly due to a $26.5 million decrease in the average balance. The decrease in the average balance was partially offset by a 49 basis point increase in the average rate earned on these securities. Interest on nontaxable securities decreased $85 thousand or 9.0% due to a decrease in the average balance. Interest on short-term investments increased $334 thousand, which is primarily due to a $16.1 million increase in the average balance.

The net interest margin on a tax equivalent basis decreased to 4.84% during the third quarter of 2000 compared to 4.99% in the third quarter of 1999. The spread between rates earned and paid was 3.98% for the current quarter compared to 4.23% in the same period last year. The decrease is the result of the 71 basis point increase in the average rate paid on interest bearing liabilities while the yield earned on interest earning assets only increased 46 basis points.

Noninterest Income
------------------
Noninterest income was $3.1 million for the current quarter, up $230 thousand or 7.9% compared to the prior year. Service charges and fees on deposits, the largest component of noninterest income, remained relatively unchanged at $1.3 million. Other service charges, commissions, and fees were up $206 thousand and totaled $1.0 million. Trust fees increased $79 thousand to $406 thousand. Other noninterest income decreased $41 thousand.

Noninterest Expense
-------------------
Total noninterest expenses increased $281 thousand or 3.6% from the third quarter of 1999 to $8.2 million. Salaries and employee benefits, the largest component of noninterest expense, increased $154 thousand or 3.5%. Occupancy expense, net of rental income, was relatively unchanged at $546 thousand. Equipment expense decreased $39 thousand or 5.2%. Bank franchise tax was relatively unchanged at $289 thousand. Other noninterest expense increased $162 thousand or 8.5% to $2.1 million.

Income Taxes
------------
Income tax expense for the third quarter of 2000 was $1.5 million, an increase of $101 thousand or 7.1% from the third quarter of 1999. The effective tax rate was 28.7% for the current quarter, an increase from 27.4% from the third quarter of 1999. The increase in the effective tax rate is due to a decrease in tax-exempt income from both municipal loans and municipal securities.

             First Nine Months of 2000 vs. First Nine Months of 1999
             -------------------------------------------------------
Net income for the nine months ended September 30, 2000 was $10.7 million compared to $10.9 million for the same period in 1999, a decrease of $202 thousand or 1.8%. Diluted net income per share remained unchanged at $1.46. Fueled by loan growth, net interest income for the nine months increased $1.1 million or 3.5%, but was offset by a $746 thousand increase in the provision for loan losses and an increase in noninterest expense of $578 thousand.

Return on average assets was 1.42% for the nine months ended September 30, 2000, a decrease of 6 basis points from the same period in 1999. Return on average equity was 11.55%, a decrease from 11.79% for the first nine months of 1999.

Net Interest Income
-------------------
Net interest income totaled $32.3 million for the nine months ended September 30, 2000, an increase of $1.1 million or 3.5% compared to the same period in 1999. Total interest income was $55.6 million compared to $51.5 million a year ago. Total interest expense increased $3.0 million to a total of $23.2 million.

Interest and fees on loans increased $4.5 million or 11.1%. The increase is attributed to an increase in average loans of $53.0 million, or 8.7%, and the increase in the yield of 18 basis points to 9.09%. Interest on taxable securities decreased $497 thousand as volume declined, but the yield increased 68 basis points to 6.33%. Interest on nontaxable securities decreased $243 thousand or 8.5% almost entirely on volume. Interest on short-term investments increased $319 thousand or 26.8%, which is primarily due to an increase of 136 basis points in the average rate earned.

Interest expense on deposits increased $2.2 million or 11.9%. Interest expense on other borrowed funds increased $764 thousand. The increase of interest expense on deposits was mainly the result of an increase of 41 basis points in the average rate paid. The increase of interest expense on other borrowed funds was primarily the result of an increase in the average balance of $11.0 million.

Net interest margin on a tax equivalent basis increased to 4.95% during the first nine months of 2000 compared to 4.91% for the same period of 1999. The spread between rates earned and paid was down 4 basis points to 4.12% in the nine-month comparison.

Noninterest Income
------------------
Noninterest income was $9.5 million for the first nine months of 2000, an increase of $648 thousand or 7.3% compared to the same period in 1999. Service charges and fees on deposits remained relatively unchanged at $3.9 million. Other service charges, commissions, and fees increased $495 thousand or 18.5%. Data processing fees decreased $48 thousand or 4.5%. Trust fees increased $252 thousand to a total of $1.2 million. Gains on the sale of available for sale investment securities were $49 thousand in the prior year with none in the current year. The gain on sale of loans increased $77 thousand.

Noninterest Expense
-------------------
Noninterest expense was $25.0 million for the first nine months of 2000, an increase of $931 thousand or 3.9% compared to the same period in 1999. Salaries and employee benefits, the largest component of noninterest expense, increased $742 thousand or 5.6%. Occupancy expense, net of rental income, was unchanged at $1.7 million. Equipment expense decreased $146 thousand or 6.6%. Bank franchise tax expense increased $54 thousand or 6.7%. Other noninterest expense increased $285 thousand or 4.7% to $6.3 million.

Income Taxes
------------
Income tax expense for the first nine months of 2000 was $4.2 million, an increase of $260 thousand compared to the same period in 1999. The effective tax rate was 28.2% for the first nine months of 2000, up from 26.6% in the prior year. The increase in the effective tax rate is due to a decrease in tax-exempt income from both municipal loans and municipal securities.

FINANCIAL CONDITION

Total assets were $1.1 billion on September 30, 2000, an increase of $26 million or 2.5% from December 31, 1999. Fluctuations in assets and deposits are typical due to the relationship between the Company's principal subsidiary, Farmers Bank & Capital Trust Co. and the Commonwealth of Kentucky. Farmers Bank provides various services to state agencies of the Commonwealth. As the depository for the Commonwealth, these agencies issue checks drawn on Farmers Bank, including paychecks and state income tax refunds. Farmers Bank also processes vouchers of the WIC (Women, Infants and Children) program for the Cabinet for Human Resources. The Bank's investment department provides services to the Teacher's Retirement systems. As the depository for the Commonwealth, large fluctuations in deposits are likely to occur on a daily basis. On an average basis, total assets were $1.0 billion for the first nine months of 2000, an increase of $18 million or 1.8% from year-end 1999.

Loans
-----
Loans, net of unearned income, totaled $679 million at September 30, 2000, an increase of $35.4 million or 5.5% from year-end 1999. On average, loans represented 72.9% of earning assets compared to 69.1% for year-end 1999. As loan demand fluctuates, the available funds are redirected between either temporary investments or investment securities.

Allowance for Loan Losses
-------------------------
The allowance for loan losses was $10.2 million at September 30, 2000, an increase of $518 thousand from the prior year end. The allowance for loan losses was 1.5% of net loans at September 30, 2000. In management's opinion, the allowance for loan losses is adequate to cover losses inherent in the loan portfolio. The provision for loan losses increased $746 thousand in the current period compared to the same period in 1999. The Company had net charge-offs of $1.4 million in the first nine months of 2000 compared to net charge-offs of $714 thousand in the same period of 1999. A significant percentage of the net charge-offs has been confined to a relatively small number of loans. Management continues to emphasize collection efforts and evaluation of risks within the portfolio.

Nonperforming Assets
--------------------
Nonperforming assets for the Company include nonperforming loans, other real estate owned, and other foreclosed assets. Nonperforming loans consists of nonaccrual loans, restructured loans, and loans past due ninety days or more on which interest in still accruing. Nonperforming assets totaled $4.4 million at September 30, 2000, a decrease of $1.3 million or 23.3% from the prior year-end. Nonperforming assets to total equity decreased from 4.6% at year-end 1999 to 3.5% at September 30, 2000. Nonperforming loans totaled $3.4 million at September 30, 2000, a decrease of $1.5 million or 30.1% compared to year-end 1999. Nonperforming loans as a percentage of net loans decreased from .76% at year-end to .50% at September 30, 2000.

Other real estate owned, which had a balance of $735 thousand at year-end 1999, increased to $765 thousand as of September 30, 2000.

Temporary Investments
---------------------
Time deposits with banks, federal funds sold and securities purchased under agreements to resell averaged $32.9 million, an increase of $2.0 million or 6.3% from year end 1999. Temporary investments are reallocated as loan demand presents the opportunity.

Investment Securities
---------------------
Investment securities were $214 million on September 30, 2000, a decrease of $16.3 million or 7.1% from year-end 1999. Available for sale and held to maturity securities were $159 and $55 million, respectively. Investment securities averaged $214 million for the first nine months of 2000, a decrease of $31.9 million or 12.9% from year end 1999. The Company had an unrealized loss on available for sale investment securities of $1.1 million, net of tax, at September 30, 2000 compared to $1.9 million at year end 1999.

Deposits
--------
Total deposits were $845 million at September 30, 2000, a decrease of $17.5 million or 2.0% from year-end 1999. Noninterest bearing deposits decreased $13.1 million in the comparison. This decrease is primarily due to the relationship between the Company's principal subsidiary and the Commonwealth of Kentucky as described in preceding sections of this report. On average, noninterest bearing deposits were $145.0 million during the current period, an increase of $4.4 million or 3.1%. Interest bearing deposits decreased $4.4 million during the nine months ended September 30, 2000 compared to year-end 1999. On average, interest bearing deposits were $680 million in the current period, an increase of $5.8 million from year end 1999. Total deposits averaged $825 million, an increase of $10.2 million or 1.2% from year-end 1999.

Borrowed Funds
--------------
Borrowed funds totaled $88.7 million at September 30, 2000, an increase of $43.1 million from year-end 1999. This increase is primarily due to the relationship between the Company's principal subsidiary and the Commonwealth of Kentucky as described in preceding sections of this report. Total borrowed funds averaged $52.4 million, an increase of $7.0 million or 15.5% from year-end 1999.

LIQUIDITY

The liquidity of the Parent Company is primarily affected by the receipt of dividends from its subsidiary banks and cash balances maintained. As of September 30, 2000 combined retained earnings of the subsidiary banks were $51.8 million, of which $14.7 million was available for the payment of dividends to the Parent Company without obtaining prior approval from bank regulatory agencies. As a practical matter, payment of future dividends is also subject to the maintenance of other capital ratio requirements. Management expects that in the aggregate, its subsidiary banks will continue to have the ability to dividend adequate funds to the Parent Company during the remainder of 2000. The Parent Company had cash balances of $25.5 million at September 30, 2000.

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

Liquid assets consist of cash and due from banks, short-term investments, and securities available for sale. At September 30, 2000, such assets totaled $300 million, a decrease of $3 million from year-end 1999. Net cash provided by operating activities decreased $2.2 million in the nine months ended September 30, 2000 compared to the same period last year. The decrease is primarily attributed to the decrease in the proceeds from the sale of mortgage loans. Net cash used in investing activities was $20.7 million, an increase of $11.0 million. Net cash provided by financing activities was $11.6 million for the period ended September 30, 2000 compared to net cash used in financing activities of $1.1 million in the prior year comparison. The increase in net cash provided by financing activities is due primarily to the increase in other borrowed funds.

CAPITAL RESOURCES

Shareholders' equity was $123 million on September 30, 2000, down $1.7 million from year-end 1999. The Company purchased 238 thousand shares of its outstanding common stock during the first nine months of 2000 for a total cost of $7.9 million. The Company issued 11,019 shares of common stock during the first nine months pursuant to its nonqualified stock option plan. Dividends of $6.4 million or $.87 per share were declared during the first nine months of 2000, an increase of 3.6% per share compared to the prior year. The Company's available for sale investment securities portfolio had net unrealized losses of $1.1 million at September 30, 2000, down from a net unrealized loss of $1.9 million at year-end.

Consistent with the objective of operating a sound financial organization, the Company's goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios as of September 30, 2000, the regulatory minimums and the regulatory standard for a "well capitalized" institution are as follows:

                           Farmers Capital          Regulatory           Well
                          Bank Corporation            Minimum        Capitalized
--------------------------------------------------------------------------------
Tier 1 risk based               17.46%                 4.00%            6.00%

Total risk based                18.72%                 8.00%           10.00%

Leverage                        12.19%                 4.00%            5.00%

The capital ratios of all the subsidiary banks, on an individual basis, were in excess of the applicable minimum regulatory capital ratio requirements at September 30, 2000.

EFFECT OF IMPLEMENTING RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which delays the effective date of SFAS 133 until January 1, 2001; however, early adoption is permitted. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which provides guidance with respect to certain implementation issues related to SFAS No. 133. On adoption, the provisions of SFAS No. 133 must be applied prospectively. The Company will adopt SFAS No. 133 on January 1, 2001. Because the Company currently has no derivative instruments or hedging activities, the Company believes the effect of adoption will not have a material impact on the consolidated financial statements. Any derivative instruments acquired or hedging activities entered into will be recorded in the financial statements as required by SFAS No. 133 and SFAS No. 138.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" that replaces SFAS No. 125. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales, from transfers that are secured borrowings. The standards are based on the consistent application of the financial components approach, where upon after a transfer, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, and derecognizes financial liabilities when extinguished.

This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000.

A transfer of financial assets in which the transferor surrenders control is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. This Statement requires that liabilities and derivatives transferred be initially measured at fair value, if practicable. Servicing assets and other retained interest in the transferred assets are to be measured by allocating the previous carrying amount between the assets and retained interest sold, if any, based on their relative fair values on the date of the transfer.

This Statement requires that servicing assets and liabilities be subsequently measured by amortization in proportion to and over the period of estimated net servicing income or loss, and assessment for asset impairment or increased obligation based on their fair values.

This Statement requires that a liability be derecognized if the debtor pays the creditor and is relieved of its obligation for the liability, or the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor.

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

As of September 30, 2000, there were various other pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material adverse effect upon the consolidated financial statements of the Company.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
a)       List of Exhibits
         ----------------
         11    Statement re computation of per share earnings

         27    Financial data schedule (for SEC use only)

b)       Reports on Form 8-K
         -------------------

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   11/9/00               /s/ Charles Scott Boyd
      -----------          -----------------------------------------------------
                           Charles Scott Boyd,
                           President and CEO (Principal Executive Officer)


Date:   11/9/00              /s/ Cecil Douglas Carpenter
      -----------          -----------------------------------------------------
                           Cecil Douglas Carpenter,
                           Vice President and CFO (Principal Financial
                           and Accounting Officer)


                                   Exhibit 11
                 Statement re computation of per share earnings
------------------------------------------------------------------------------------------------------
                                                  Three Months Ended             Nine Months Ended
                                                     September 30,                  September 30,
(In thousands, except per share data)             2000           1999            2000           1999
------------------------------------------------------------------------------------------------------
Net income, basic and diluted                   $3,787         $3,768         $10,737        $10,939
------------------------------------------------------------------------------------------------------
Average shares outstanding                       7,263          7,458           7,343          7,487
Effect of dilutive stock options                    16             17               3
------------------------------------------------------------------------------------------------------
Average diluted shares outstanding               7,279          7,475           7,346          7,487
------------------------------------------------------------------------------------------------------
Net income per share, basic                       $.52           $.50           $1.46          $1.46
Net income per share, diluted                     $.52           $.50           $1.46          $1.46
------------------------------------------------------------------------------------------------------
