Form 10-K405
period 2000-12-31
FARMERS CAPITAL BANK CORP
filed 2001-03-27
CIK 713095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-14412

                        Farmers Capital Bank Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Kentucky                                    61-1017851
---------------------------------------------          ----------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
             or organization)                          Identification Number)


P.O. Box 309, 202 West Main St.
Frankfort, Kentucky                                           40601
----------------------------------------               ----------------------
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

                                 Yes [x] No [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 21, 2001 was $232,980,931.

As of March 21, 2001, there were 6,967,654 shares issued and outstanding.

Documents incorporated by reference:

     Portions of the Registrant's 2000 Annual Report to Shareholders are incorporated by reference into Part II. Portions of the Registrant's Proxy Statement relating to the Registrant's 2001 Annual Meeting of Shareholders are incorporated by reference into Part III.

An index of exhibits filed with this Form 10-K can be found on page 15.

                        FARMERS CAPITAL BANK CORPORATION

                                    FORM 10-K

                                      INDEX

                                                                            Page

Part I

         Item  1. Business                                                     3
         Item  2. Properties                                                   7
         Item  3. Legal Proceedings                                            7
         Item  4. Submission of Matters to a Vote of Security Holders          8

Part II

         Item  5. Market for Registrant's Common Equity and Related
                  Shareholder Matters                                          9
         Item  6. Selected Financial Data                                     10
         Item  7. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         10
         Item 7A. Quantitative and Qualitative Disclosures
                  About Market Risk                                           10
         Item  8. Financial Statements and Supplementary Data                 10
         Item  9. Changes in and Disagreements With Accountants
                  on Accounting and Financial Disclosure                      11

Part III

         Item 10. Directors and Executive Officers of the Registrant          11
         Item 11. Executive Compensation                                      11
         Item 12. Security Ownership of Certain Beneficial Owners
                  and Management                                              11
         Item 13. Certain Relationships and Related Transactions              11

Part IV

         Item 14. Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K                                                 12

Signatures                                                                    14

Index of Exhibits                                                             15

                                     PART I

ITEM 1. BUSINESS

                                  ORGANIZATION

Farmers Capital Bank Corporation (the "Registrant" or the "Company") is a financial holding company. The Registrant was originally formed as a bank holding company under the Bank Holding Company Act of 1956, as amended on October 28, 1982, under the laws of the Commonwealth of Kentucky. During 2000, the Registrant elected to change from a bank holding company to a financial holding company (see discussion in Supervision and Regulation section). Its subsidiaries provide a wide range of banking and bank-related services to customers throughout Kentucky. The bank subsidiaries owned by the Registrant are Farmers Bank & Capital Trust Co. ("Farmers Bank"), Frankfort, Kentucky; United Bank & Trust Co. ("United Bank"), Versailles, Kentucky; Lawrenceburg National Bank ("Lawrenceburg Bank"), Harrodsburg, Kentucky; First Citizens Bank, Shepherdsville, Kentucky; Farmers Bank and Trust Company ("Farmers Georgetown Bank"), Georgetown, Kentucky; and Kentucky Banking Centers, Inc. ("Ky. Banking Centers"), Glasgow, Kentucky. The Registrant also owns FCB Services, Inc., ("FCB Services"), a nonbank data processing subsidiary located in Frankfort, Kentucky and Kentucky General Life Insurance Company, Inc., ("Kentucky General"), a nonbank insurance agency subsidiary located in Frankfort, Kentucky. The Registrant's banking operations are aggregated into one reportable operating segment. As of December 31, 2000, the Registrant had $1.2 billion in consolidated assets.

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

Farmers Bank is the largest bank chartered in Franklin County. It conducts business in its principal office and four branches within Frankfort, the capital of Kentucky. Franklin County is a diverse community, including government, commerce, finance, industry, medicine, education and agriculture. The bank also serves many individuals and corporations throughout Central Kentucky. On December 31, 2000, it had total consolidated assets of $601 million, including net loans of $266 million. On the same date, total deposits were $452 million and shareholders' equity totaled $44 million.

Farmers Bank had four subsidiaries at year end 2000: Farmers Bank Realty Co. ("Realty"), Leasing One Corporation ("Leasing One"), Farmers Capital Insurance
Corporation ("Farmers Insurance"), and E Properties, Inc. ("E Properties"). Farmers Bank also participated in a joint venture - Frankfort ATM, Ltd. ("ATM").

Realty was incorporated in 1978 for the purpose of owning certain real estate used by the Registrant and Farmers Bank in the ordinary course of business. Realty had total assets of $3.3 million on December 31, 2000.

Leasing One was incorporated in August, 1993 to operate as a commercial equipment leasing company. It is located in Frankfort and is currently licensed to conduct business in thirteen states. In 1997, it began to service leases for unaffiliated third parties. At year end 2000 it had total assets of $19.2 million.

Farmers Insurance was organized in 1988 to engage in insurance activities permitted to the Registrant by federal and state law. This corporation, which had no activity prior to 1998, was capitalized by Farmers Bank in December 1998 and acts as an agent for Commonwealth Land Title Co. At year end 2000 it had total assets of $54 thousand. Farmers Insurance has a 50% interest in Farmers Fidelity Insurance Company, LLP ("Farmers Fidelity"). The Creech & Stafford Insurance Agency, Inc., an unrelated party to the Registrant, also has a 50% interest in Farmers Fidelity.

E Properties was incorporated on May 5, 2000. This company is involved in real estate management and liquidation for properties repossessed by Farmers Bank. E Properties had total assets of $11 thousand on December 31, 2000.

Farmers Bank had a 50% interest in ATM, a joint venture for the purpose of ownership of automatic teller machines in the Frankfort area. State National Bank, a Frankfort bank not otherwise associated with the Registrant, also had a 50% interest in ATM. ATM was dissolved in December 2000, and the total remaining assets were distributed to its partners.

On February 15, 1985, the Registrant acquired United Bank, a state chartered bank originally organized in 1880. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. It conducts business in its principal office and two branches in Woodford County, Kentucky. During 1997, it purchased a building in Midway for the purpose of moving its existing Midway branch. The new building allows the bank to offer drive thru services to its customers in Midway. United Bank is the largest bank chartered in Woodford County with total assets of $144 million and total deposits of $128 million at December 31, 2000.

On June 28, 1985, the Registrant acquired Lawrenceburg Bank, a national chartered bank originally organized in 1885. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. During 1998, it was granted permission by the Office of the Comptroller of the Currency to move its charter and main office to Harrodsburg, Kentucky in Mercer County. Construction of the new site in Harrodsburg was completed and operations began there in July 1999. Lawrenceburg Bank conducts business at the Harrodsburg site and two branches in Anderson County, Kentucky. Lawrenceburg Bank is the largest bank chartered in Mercer County with total assets of $115 million and total deposits of $104 million at December 31, 2000.

On March 31, 1986, the Registrant acquired First Citizens Bank, a state chartered bank originally organized in 1964. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. During 1997, it applied and was granted permission by the Kentucky Department of Financial Institutions to move its charter and main office to Shepherdsville, Kentucky in Bullitt County. First Citizens Bank completed construction of the site and began operations in April 1998. During 1999, First Citizens Bank closed its South Dixie branch in Elizabethtown, Kentucky. It now conducts business in its four branches in Hardin County, Kentucky along with its principal office in Shepherdsville. First Citizens Bank is the second largest bank chartered in Bullitt County with total assets of $140 million and total deposits of $119 million at December 31, 2000.

On June 30, 1986, the Registrant acquired Farmers Georgetown Bank, a state chartered bank originally organized in 1850. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. It conducts business in its principal office and three branches in Scott County, Kentucky. During 1996, Farmers Georgetown Bank received notice from the State of Kentucky that it would exercise its power of eminent domain at the site of the downtown Georgetown branch. As a result of this notice, the branch was relocated in the downtown Georgetown area. Farmers Georgetown Bank is the largest bank chartered in Scott County with total assets of $149 million and total deposits of $119 million at December 31, 2000.

On June 15, 1987, the Registrant acquired Horse Cave State Bank, a state chartered bank originally organized in 1926. During 1997, it received approval from the Kentucky Department of Financial Institutions to move its charter to Glasgow, Kentucky. Subsequent to that approval, Horse Cave State Bank changed its name to Kentucky Banking Centers, Inc. Ky. Banking Centers is engaged in a general banking business providing full service banking to individuals, businesses, and governmental customers. It conducts business in its principal office in Glasgow and two branches in Hart County, Kentucky. Ky. Banking Centers is the fourth largest bank chartered in Glasgow with total assets of $86 million and total deposits of $72 million at December 31, 2000.

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

FCB Services, organized in 1992, provides data processing services and support for the Registrant and its subsidiaries. It is located in Frankfort, Kentucky. During 1994, FCB Services began performing data processing services for nonaffiliated banks. FCB Services had total assets of $2.9 million at December 31, 2000.

Kentucky General was incorporated on June 22, 2000 to engage in insurance activities permitted by federal and state law. This corporation was inactive as of December 31, 2000.

                           SUPERVISION AND REGULATION

The Registrant was originally registered as a bank holding company and was restricted to those activities permissible under the Bank Holding Company Act of 1956, as amended ("BHC Act"). The BHC Act provides for regulation, supervision, and examination by the Board of Governors of the Federal Reserve System. The Registrant had the option of becoming a financial holding company upon the Gramm-Leach-Bliley Act ("GLB Act") becoming law on November 12, 1999. The GLB Act permits an expanded list of permissible activities for those companies meeting the requirements and electing to operate in accordance with the GLB Act. The Registrant elected this option on June 9, 2000. The Federal Reserve will continue to be the primary regulatory agency under the GLB Act. The Registrant is required to file various reports with the Federal Reserve Board ("FRB") regarding its business operations and the business operations of its subsidiaries. In addition, the FRB regulates the Registrant's business activities in a variety of other ways, including, but not limited to, limitations on acquiring control of other banks and bank holding companies, limitations on activities and investments, and regulatory capital requirements.

The Registrant's state bank subsidiaries are subject to state banking law and to regulation and periodic examinations by the Kentucky Department of Financial Institutions. Lawrenceburg Bank, a national bank, is subject to similar regulation and supervision by the Comptroller of the Currency under the National Banking Act and the Federal Reserve System under the Federal Reserve Act. Other regulations that apply to the Registrant's bank subsidiaries include, but are not limited to, insurance of deposit accounts, capital ratios, payment of dividends, liquidity requirements, the nature and amount of investments that can be made, transactions with affiliates, community and consumer lending, and internal policies and control.

The operations of the Registrant and its subsidiary banks also are affected by other banking legislation and policies and practices of various regulatory authorities. Such legislation and policies include statutory maximum rates on some loans, reserve requirements, domestic monetary and fiscal policy, and limitations on the kinds of services that may be offered. During 2000, the State Wide Branching Bill became effective, which allows banks to open a branch anywhere in the state of Kentucky. Previously, banks were limited to the county where the main office was located.

The Bank Holding Company Act formerly prohibited the Federal Reserve Board from approving an application from a bank holding company to acquire shares of another bank across its own state lines. However, effective September 1995, new legislation abolished those restrictions and now allows bank holding companies to acquire shares of out of state banks, subject to certain conditions. Currently, the Company has no plans to purchase an out of state bank.

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

The primary areas of competition pertain to quality of services, interest rates, and fees charged on loans and deposits.

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

                                    EMPLOYEES

As of December 31, 2000, the Registrant and its subsidiaries had 456 full-time equivalent employees. Employees are provided with a variety of employee benefits. A retirement plan, a profit-sharing (401K) plan, group life insurance, hospitalization, dental, and major medical insurance are available to eligible personnel. Employees are not represented by a union. Management and employee relations are good.

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

ITEM 3. LEGAL PROCEEDINGS

Farmers Bank was named, on September 10, 1992, as a defendant in Case No. 92CIO5734 in Jefferson Circuit Court, Louisville, Kentucky, Earl H. Shilling et al. v. Farmers Bank & Capital Trust Company. Details of this case have been disclosed in the 1999 Annual Report on Form 10-K and subsequent 10-Q filings. The named plaintiffs purported to represent a class consisting of all present and former owners of the County of Jefferson, Kentucky, Nursing Home Refunding Revenue Bonds (Filson Care Home Project) Series 1986A and County of Jefferson, Kentucky, Nursing Home Improvement Revenue Bonds (Filson Care Home Project) Series 1986B (collectively "the Bonds"). The plaintiffs alleged that the class had been damaged through a reduction in the value of the Bonds and a loss of interest on the Bonds because of the actions of the Bank in its capacity as indenture trustee for the Bondholders. The plaintiffs demanded compensatory and punitive damages.

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

The case was tried to a jury beginning on March 28, 2000 on the claims of four plaintiffs holding Bonds in the aggregate principal amount of $80,000. The Court granted a directed verdict in favor of the Bank on the plaintiff's claim that the Bank had engaged in commercial bribery and that the legal fees that were paid by the Bank should be disgorged because of an alleged conflict of interest of the Bank's counsel. The jury found for the plaintiffs on the claim that the Bank had breached its fiduciary duty and awarded the plaintiffs $99,875 in compensatory damages and $600,000 in punitive damages.

The Bank filed a motion for judgment notwithstanding the verdict or, in the alternative, for a new trial, asserting that the jury's verdict that the Bank breached its fiduciary duty was not supported by sufficient evidence, that the jury's award of damages was speculative and was not supported by the evidence, and that the jury's award of punitive damages was not supported by sufficient evidence. The Bank also asserted that a new trial is warranted because of the erroneous admission of evidence concerning legal fees paid by the Bank.

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

On January 3, 2001 the Jefferson Circuit Court entered judgment in favor of the Bank notwithstanding the jury's verdict in favor of the plaintiffs, holding that the Bank reasonably relied in good faith on the advice of its counsel, that there was no evidence that the Bank breached its fiduciary duty to the plaintiffs, and that there was no evidence that the Bank caused the plaintiff's losses.

On January 31, 2001 the plaintiff bondholders appealed, and on February 9, 2001 defendant Bank cross-appealed, the judgment of the Jefferson Circuit Court to the Kentucky Court of Appeals.

In their appeal, the Bondholders claim that the trial court's denial of class certification was erroneous, that certain individual plaintiffs should not have been dismissed from the lawsuit, that the trial court erroneously directed a verdict against them on the issue of a conflict of interest, and that the judgment notwithstanding the verdict was erroneously granted because the evidence was sufficient to support the jury's verdict.

In its cross-appeal, the Bank claims that the trial court erroneously bifurcated the trial on the issue of liability and damages, that certain witnesses should have been excluded from the trial, that the Bank should have been granted summary judgment, and that certain evidence and testimony regarding attorneys' fees should have been excluded.

The Bank intends to vigorously pursue its pending motion and to defend plaintiff claims. It is not possible at this stage of the proceedings to make any prediction as to the outcome.

As of December 31, 2000, there were various other pending legal actions and proceedings against the Company, including these above, arising from the normal course of business and in which claims for damages are asserted. Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material adverse effect upon the consolidated financial statements of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The information set forth under the sections "Shareholder Information" and "Stock Prices" on page 30 of the 2000 Annual Report to Shareholders is hereby incorporated by reference. Additional information set forth under Note 16 to the Registrant's Consolidated Financial Statements on page 49 of the 2000 Annual Report to Shareholders is also hereby incorporated by reference.

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
         (800) 444-1854

         Morgan, Keegan and Company
         (800) 260-0280

ITEM 6. SELECTED FINANCIAL DATA


------------------------------------------------------------------------------------------------------------------------------
December 31,
(In thousands, except per share data)                    2000           1999            1998           1997            1996
------------------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
Interest Income                                     $  75,481       $ 69,034        $ 69,681       $ 67,360        $ 67,485
Interest Expense                                       32,536         27,184          29,147         27,450          28,703
Net Interest Income                                    42,945         41,850          40,534         39,910          38,782
Provision for Loan Losses                               2,472          2,863           1,134          1,830           4,162
Net Income                                             14,380         13,930          14,247         14,103          12,656
-------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
Net Income -
  Basic and Diluted                                 $    1.97       $   1.86        $   1.89       $   1.86        $   1.65
Cash Dividends Declared                                  1.17           1.13            1.00            .855            .745
Book Value                                              17.49          16.82           16.47          15.48           14.43
-------------------------------------------------------------------------------------------------------------------------------
SELECTED RATIOS Percentage of Net Income to:
  Average Shareholders' Equity (ROE)                    11.61%         11.20%          11.88%         12.50%          11.80%
  Average Total Assets (ROA)                             1.40           1.41            1.49           1.56            1.41
Percentage of Dividends Declared to
  Net Income                                            59.33          60.66           53.02          45.90           45.21
Percentage of Average Shareholders'
  Equity to Average Total Assets                        12.06          12.58           12.55          12.46           11.94
--------------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                         $  125,461      $ 125,106       $ 123,839      $ 117,044       $ 109,596
Total Assets                                        1,204,752      1,039,787         992,338      1,014,183         925,319
WEIGHTED AVERAGE SHARES
  OUTSTANDING
  Basic                                                 7,304          7,478           7,555          7,572           7,684
  Diluted                                               7,307          7,478           7,555          7,572           7,684
--------------------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion on pages 18 through 31 of the 2000 Annual Report to Shareholders is hereby incorporated by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the item "Market Risk Management" on page 27 of the 2000 Annual Report to Shareholders is hereby incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information set forth below on pages 33 through 54, and the inside back cover of the 2000 Annual Report to Shareholders is hereby incorporated by reference:

Independent Auditors' Report
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Statements of Changes in Shareholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Shareholder Information

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Registrant has had no disagreement on accounting and financial disclosure matters and has not changed accountants during the three year period ended December 31, 2000.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                Positions and              Years of Service
                                Offices With               With the
Executive Officer 1     Age     the Registrant             Registrant
-------------------     ---     ------------------------   ------------------
Charles S. Boyd         59      President and CEO,               37*
                                Director 2

James H. Childers       58      Executive Vice President,        31*
                                Secretary, General Counsel,
                                Director 3


Additional information required by Item 10 is hereby incorporated by reference from the Registrant's definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 8, 2001 which will be filed with the Commission on or about April 2, 2001, pursuant to Regulation 14A.

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

3 Also a director of Farmers Bank, Ky. Banking Centers, First Citizens Bank, and
  Farmers Insurance.

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Items 11 through 13 is hereby incorporated by reference from the Registrant's definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 8, 2001 which will be filed with the Commission on or about April 2, 2001, pursuant to Regulation 14A.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                              2000 Annual Report
                                                                 To Shareholders

(a)1.    FINANCIAL STATEMENTS                                        Page

         Independent Auditors' Report                                  33

         Consolidated Balance Sheets at
              December 31, 2000 and 1999                               34

         Consolidated Statements of Income
              for the years ended December 31, 2000, 1999, and 1998    35

         Consolidated Statements of Comprehensive Income
              for the years ended December 31, 2000, 1999, and 1998    36

         Consolidated Statements of Changes in
              Shareholders' Equity for the years
              ended December 31, 2000, 1999, and 1998                  37

         Consolidated Statements of Cash Flows
              for the years ended December 31, 2000, 1999, and 1998    38

         Notes to Consolidated Financial Statements                 39-54

(a)2.    FINANCIAL STATEMENT SCHEDULES

         All schedules are omitted for the reason they are not required, or are not applicable, or the required information is disclosed elsewhere in the financial statements and related notes thereto.

(a)3.    EXHIBITS:

                  13.      Annual Report to Shareholders

                  21.      Subsidiaries of the Registrant

                  23.      Independent Auditors' Consent

(b)      REPORTS ON FORM 8-K

         On January 11, 2001, the Registrant filed a Form 8-K in regards to the case of Schilling, et al vs. Farmers Bank & Capital Trust Co. As reported in the 10-Q's, filed on behalf of the Registrant for the quarters ending March 31, 2000 and June 30, 2000, the Registrant's largest subsidiary, Farmers Bank & Capital Trust Co. had filed a motion for judgment notwithstanding the verdict in the above mentioned case.

         On January 3, 2001 the Jefferson Circuit Court entered judgment in favor of Farmers Bank & Capital Trust Co. ("the Bank") notwithstanding the jury's verdict in favor of the plaintiffs, holding that the Bank reasonably relied in good faith on the advice of it's counsel, that there was no evidence that the Bank breached it's fiduciary duty to the plaintiffs, and that there was no evidence that the Bank caused the plaintiffs' losses.

         The plaintiffs may appeal the judgment entered in favor of the Bank to the Kentucky Court of Appeals within 30 days of the entry of judgment. The Bank will contest any such appeal.

         Financial statements were not required with this Form 8-K.

(c)      EXHIBITS

         See Index of Exhibits set forth on page 15.

(d)      SEPARATE FINANCIAL STATEMENTS AND SCHEDULES

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FARMERS CAPITAL BANK CORPORATION


                                          By:  /s/ Charles S. Boyd
                                          --------------------------------------
                                          Charles S. Boyd
                                          President and Chief Executive Officer

                                          Date:  3/14/01
                                          --------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Charles S. Boyd       President, Chief Executive Officer      3/14/01
------------------------- and Director (principal executive  -------------------
Charles S. Boyd           officer of the Registrant)


/s/ Frank W. Sower, Jr.           Chairman                        3/25/01
-------------------------                                    -------------------
Frank W. Sower, Jr.

/s/ G. Anthony Busseni            Director                         3/16/01
-------------------------                                    -------------------
G. Anthony Busseni

/s/ Lloyd C. Hillard, Jr.         Director                         3/15/01
-------------------------                                    -------------------
Lloyd C. Hillard, Jr.

/s/ Dr. John D. Sutterlin         Director                         3/20/01
-------------------------                                    -------------------
Dr. John D. Sutterlin

/s/ Stokes A. Baird, IV           Director                         3/15/01
-------------------------                                    -------------------
Stokes A. Baird, IV

/s/ Harold G. Mays                Director                         3/19/01
-------------------------                                    -------------------
Harold G. Mays

/s/ E. Glenn Birdwhistell         Director                         3/19/01
-------------------------                                    -------------------
E. Glenn Birdwhistell

/s/ Michael M. Sullivan           Director                         3/21/01
-------------------------                                    -------------------
Michael M. Sullivan

/s/ J. Barry Banker               Director                         3/16/01
-------------------------                                    -------------------
J. Barry Banker

/s/ James H. Childers             Director                         3/16/01
-------------------------                                    -------------------
James H. Childers

/s/ Robert Roach, Jr.             Director                         3/13/01
-------------------------                                    -------------------
Robert Roach, Jr.

/s/ C. Douglas Carpenter     Vice President and CFO                3/13/01
-------------------------    (principal financial and        -------------------
C. Douglas Carpenter         accounting officer)

                                INDEX OF EXHIBITS

                                                                            Page

13.      2000 Annual Report to Shareholders                             Enclosed

21.      Subsidiaries of the Registrant                                       16

23.      Independent Auditors' Consent                                        17

                                   EXHIBIT 13

                       2000 ANNUAL REPORT TO SHAREHOLDERS


------------------------------------------------------------------------------------------------------------------------------
December 31,
(In thousands, except per share data)                    2000           1999            1998           1997            1996
------------------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
Interest Income                                     $  75,481       $ 69,034        $ 69,681       $ 67,360        $ 67,485
Interest Expense                                       32,536         27,184          29,147         27,450          28,703
Net Interest Income                                    42,945         41,850          40,534         39,910          38,782
Provision for Loan Losses                               2,472          2,863           1,134          1,830           4,162
Net Income                                             14,380         13,930          14,247         14,103          12,656
-------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
Net Income -
  Basic and Diluted                                 $    1.97       $   1.86        $   1.89       $   1.86        $   1.65
Cash Dividends Declared                                  1.17           1.13            1.00            .855            .745
Book Value                                              17.49          16.82           16.47          15.48           14.43
-------------------------------------------------------------------------------------------------------------------------------
SELECTED RATIOS Percentage of Net Income to:
  Average Shareholders' Equity (ROE)                    11.61%         11.20%          11.88%         12.50%          11.80%
  Average Total Assets (ROA)                             1.40           1.41            1.49           1.56            1.41
Percentage of Dividends Declared to
  Net Income                                            59.33          60.66           53.02          45.90           45.21
Percentage of Average Shareholders'
  Equity to Average Total Assets                        12.06          12.58           12.55          12.46           11.94
--------------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                         $  125,461      $ 125,106       $ 123,839      $ 117,044       $ 109,596
Total Assets                                        1,204,752      1,039,787         992,338      1,014,183         925,319
WEIGHTED AVERAGE SHARES
  OUTSTANDING
  Basic                                                 7,304          7,478           7,555          7,572           7,684
  Diluted                                               7,307          7,478           7,555          7,572           7,684
--------------------------------------------------------------------------------------------------------------------------------

TABLE OF CONTENTS

Letter to Our Shareholders                                              2

Farmers Capital Bank Corporation Board of Directors and Officers        3

Insurance:  Innovation, Integration, Implementation                     4

Affiliates' Directors and Officers                                     12

Glossary of Financial Terms                                            17

Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                18

Management's Report on Responsibility for Financial Reporting          32

Independent Auditors' Report                                           33

Consolidated Balance Sheets                                            34

Consolidated Statements of Income                                      35

Consolidated Statements of Comprehensive Income                        36

Consolidated Statements of Changes in Shareholders' Equity             37

Consolidated Statements of Cash Flow                                   38

Notes to Consolidated Financial Statements                             39

Shareholder Information                                                57

LETTER TO OUR SHAREHOLDERS

     Farmers Capital Bank Corporation reported net income of $14.4 million for year-end 2000. This is an increase of $450 thousand over the same period of 1999 or 3.2%. Diluted net income per share of $1.97 for the year ended December 31, 2000 compared to $1.86 for the prior year represents an increase of 5.9%.

     In comparison with 1999, interest income from loans for year 2000 increased $5.8 million, or 10.7%, and interest on temporary investments increased $901 thousand, or 65.9%. Interest on deposits increased $3.8 million, or 15.3%, and interest on other borrowed funds increased $1.5 million, or 71.3%. As a result, net interest income increased $1.1 million, or 2.6%. The provision for loan losses decreased $391 thousand, or 13.7%. Noninterest income was up 2.5% while noninterest expense increased $744 thousand or 2.3%. From December 31, 1999 to December 31, 2000, the effective tax rate increased from 26.0% to 27.7%.

     A share buy-back program has been in effect for several years. The Company purchased 278 thousand shares at a total price of $9.3 million during 2000. The positive impact of the buy-back program can be seen in the earnings per share results. The earnings per share growth is 270 basis points higher than the net income growth for the year ended December 31, 2000.

     As a financial institution, Farmers Capital Bank Corporation specializes in banking services and products. Increasing competition, not only from other banks but from nontraditional avenues which now provide banking services, has us watching our profit margins. To combat this problem, we need new areas of growth. Changes in banking laws have made insurance as an ongoing business venture a possibility for us. We have always been comfortable with the discussion of insurance at the lending desk because of our term insurance policies for Credit Life and Accident and Health . However, the thought of true insurance relationships is a novel concept for the traditional banker.

     At Farmers, we already know about the types of insurance policies needed to complete the loan process. We are now able to offer coverage that encourages long term relationships, providing greater convenience for our customers and bringing our strengths into play: the knowledge of insurance needs, the understanding of relationship banking, and the innate ability to serve the customer.

     We studied the process of insurance and the best vehicle to deliver it to our customers for more than four years, starting with the simple yet successful idea of title insurance. Since its inception in December of 1998, Farmers Title Company has been profitable. We now write title insurance policies on over 70% of our mortgage loans. At year-end, Farmers Title Company had generated over 45% of our entire insurance income.

     Cautiously, we dug further into insurance - how do we provide full service insurance to our customers without high costs and years of preparation and training? We investigated the strengths and weaknesses of three potential venues: buying an existing agency, starting one from the ground up or forming a partnership. With the formation of the Farmers Fidelity Property and Casualty Insurance Company, LLP and the addition of Jamey Bennett to our corporation, we found the winning combination for Farmers Capital Bank Corporation. Our entrance into property and casualty also gave us the opportunity to re-examine our own policies. These included our Directors and Officers Liability coverage and property and casualty coverage throughout the corporation. The results were very gratifying: we more than doubled our coverages while realizing a savings in premiums of over $100 thousand. These results alone increased our interest in the business of insurance; if we save, so will our customers.

     Our passage into insurance is further detailed in the narrative of this annual report. Please read it and realize that the vision, the teamwork, and the expertise that brought us to the reality of profitable insurance sales is the same vision, teamwork, and expertise that make Farmers Capital Bank Corporation a strong and successful company.

/s/ Frank W. Sower, Jr.                         /s/ Charles S. Boyd
Frank W. Sower, Jr.                             Charles S. Boyd

FARMERS CAPITAL BANK CORPORATION BOARD OF DIRECTORS
Frank W. Sower, Jr., Chairman, retired Appeals Officer, Internal Revenue Service Charles S. Boyd, President and CEO of the Corporation
Stokes A. Baird, IV, Attorney and Chairman of the Board of Directors of Kentucky
  Banking Centers, Inc.
J. Barry Banker, President of the Stewart Home School
E. Glenn Birdwhistell, Realtor and Auctioneer and Chairman of the Board of Directors of Lawrenceburg National Bank
G. Anthony Busseni, President and CEO of Farmers Bank & Capital Trust Co.
James H. Childers, Executive Vice President, Secretary and General Counsel of
  the Corporation
Lloyd C. Hillard, Jr., President and CEO of First Citizens Bank
Harold G. Mays, President of H.G. Mays Corporation, an asphalt paving firm Robert Roach, Jr., retired Teacher, City Commissioner
Michael M. Sullivan, retired Senior Vice President of FCB Services, Inc.
Dr. John D. Sutterlin, retired Dentist and Chairman of the Board of Directors of
  Farmers Bank & Capital Trust Co.
E. Bruce Dungan, Advisory Director, retired President and CEO of Farmers Capital Bank Corporation
Charles T. Mitchell, CPA, Advisory Director, Consultant, Charles T. Mitchell
  Co., CPA
Dr. John P. Stewart, Chairman Emeritus, retired Physician, Director of Stewart
  Home School

OFFICERS
Charles S. Boyd, President and CEO
James H. Childers, Executive Vice President, Secretary and General Counsel Allison B. Gordon, Senior Vice President
C. Douglas Carpenter, Vice President, Chief Financial Officer
Linda L. Faulconer, Vice President, Human Resources
Janelda R. Mitchell, Vice President, Marketing
Dawn M. Simpson, CPA, Vice President, Auditing
Anna Kaye Hall, Assistant Vice President, Finance
Ann Hodgkin, Human Resources Officer
Teresa Tipton, Human Resources Officer

INSURANCE: INNOVATION, INTEGRATION, IMPLEMENTATION

JAMES CHILDERS - Innovation: "to introduce changes and new ideas"

     For a corporation constantly seeking new ways to improve profitability and variety to our customers, insurance was the most logical step. Adding a broad range of insurance products to the services already offered at Farmers Capital Bank Corporation was a natural fit.

     In lending, insurance coverage is required on certain types of collateral and a lender can be the first person to discuss insurance with a customer - property and casualty for asset coverage, credit life and accidental health for consumer loans, and mortgage protection for homeowners.

     James Childers, legal counsel for the corporation, was a visionary for Farmers Capital Bank Corporation. Through extensive study of state legislation and economic trends, he realized a growing interest in allowing banks to offer insurance. Both the banking and insurance industries lobbied for a blending of the two to allow broader avenues of service to each. Anticipating legislative change, Mr. Childers began laying the groundwork.

     Farmers Title Company was formed in 1998. Title insurance policies on mortgage loans are a judicious prerequisite to ensure the safety of our assets. However, among our affiliates there were no common rules of when to require it, nor a common cost. With the formation of the title company and the assistance of a local firm of attorneys, we were able to provide a standard for title insurance coverage both in policy and in cost.

     Kentucky legislators passed a law enabling community banks to provide property and casualty insurance lines to their customers in 1998. This could be done either through a solely owned agency or through a joint venture with an existing agency. Childers then took the idea one step further. At a seminar for banks interested in insurance, Mr. Childers discussed our potential with Dale Creech, partner of the Creech and Stafford Insurance Agency of Lexington, Kentucky. This discussion proved advantageous to both parties; Creech and Stafford Agency was exploring inroads to additional markets. With more than 125 years of combined insurance sales and service, qualified personnel and relationships with multiple insurance companies, they were the ready-made answer to our search for property and casualty insurance offerings. Farmers Capital Bank Corporation brought new geographic markets, existing and potential customers and financial service providers trained to sell, to the table. The partnership, Farmers Fidelity Property and Casualty Insurance Agency LLP, was a marriage made in heaven.

JAMEY BENNETT - Integration: "to make into a part of the whole"

     With the insurance groundwork in place, Farmers Capital Bank Corporation was ready for the transformation of idea to reality. Insurance services complement bank offerings and serve as a way to broaden customer relationships and create greater value, but a plan was needed to progress to this greater sophistication of benefits. Being novices to the insurance business, we studied our options. We needed an expert: someone to lead the way into profitability.

     While exploring myriad insurance possibilities, Jamey Bennett was approached to lead the effort for two reasons. Mr. Bennett was an independent insurance agent with 15 years of experience in offering employee benefits and was a prime source of information and direction on the insurance business. As early as 1996, Farmers Capital Bank Corporation had looked at acquiring a specific third party insurance administrator as an inroad to insurance. Mr. Bennett was a chief producer for that national third party. It took three years to lure Jamey away from that agency, and the addition of him to our staff was a major victory.

     Since its inception in 1999, Bennett has served as vice president of the Capital Insurance Group which provides group benefit services. Solutions for health insurance, income and asset protection services, and plan administration have become a boon to our commercial lenders and increased our appeal as a full service financial provider to other existing and potential customers.

     Mr. Bennett and our affiliates' loan officers work together to help commercial customers as they consider these plans available to their businesses. This team approach allows the customer the benefit of an experienced loan officer and an experienced benefit insurance provider without compromising either function.

     Subsequently, Mr. Bennett has also become the interpreter between our property and casualty insurance lines and our employees.

TONY BUSSENI - Implementation: "to put into practice an idea or theory"

     The success of the Farmers Title Company and Capital Insurance Group ventures proved that we were heading in the right direction. The new partnership
- Farmers Fidelity Property and Casualty Insurance Agency LLP with Creech and Stafford - was ready to be introduced and implemented.

     Tony Busseni , President and CEO of Farmers Bank & Capital Trust Co., committed to the insurance programs, realized the importance of commitment and acceptance by all employees. The insurance businesses were made subsidiaries of his bank for logical reasons. Farmers Bank with $500 million in assets had the capacity for these ventures and was willing to subsidize the start-up costs. However, these costs were minimal; besides Mr. Bennett's salary, there was little overhead. The office space was located in a bank-owned building with phone, fax and computer lines already installed. Perhaps the largest contribution Mr. Busseni made was the involvement of his bank employees. And it paid off.

     Anticipating the employee reaction to "selling insurance," Mr. Busseni involved them as collaborators in the Farmers Fidelity insurance partnership: he let the employees try the services themselves.

     The first step was to educate the employees. Meetings were held corporate-wide to discuss what lines of insurance were available and to talk about the role insurance coverage could play in our customers' financial well being. Armed with referral brochures and other marketing information, employees were asked to check their own property and casualty coverage against Farmers Fidelity's various independent carriers. Then they were encouraged to hand out the referral brochures to customers, family and friends for the same purpose - not the hard selling of insurance, but a chance to perform the necessary duty of up to date insurance inspection.

     The results were overwhelming; in a three-month period, more than 1,000 referrals were logged at the Farmers Fidelity office. We had proven that education, incentive and encouragement made for success when introducing a unfamiliar service such as insurance.

CONCLUSION

     Innovation, Integration and Implementation - key steps for our successful undertaking of the insurance business. The potential for our growth is unlimited. With our geographically broad markets, our reach is endless. With our attained experience and knowledge, our abilities are boundless.

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

OFFICERS
G. Anthony Busseni, President and CEO
Bruce W. Brooks, Executive Vice President, Chief Lending Officer and
  Environmental Officer
Elizabeth D. Hardy, Senior Vice President, Retail
Rickey D. Harp, Senior Vice President, Senior Trust Officer
Fontaine Banks, III, Vice President, Investments
George Burgess, Vice President, Commercial Loans
Gregory S. Burton, Vice President, Commercial Loans
L. Hobbs Cheek, CPA, Vice President, Chief Financial Officer
Barbara Conway, Vice President, Main Office Manager
Jack Diamond, Vice President, Trust Investment Officer
Bruce G. Dungan, Vice President, Retail, Security Officer, Compliance Officer,
  Bank Secrecy Act Officer
Richard Gobber, Vice President, Retail
Sarah Gowins, Vice President, Commercial Loans
Jane Sweasy, Vice President, East Branch Manager
Nancy W. Whitaker, Vice President, Senior Trust Officer
Brenda Y. Rogers, Executive Secretary
Bonnie Adams, Assistant Vice President, East Branch
Patsy Briscoe, Assistant Vice President, Loan Administration
Gail Combs, Assistant Vice President, Franklin Square Branch Manager
Nancy Gatewood, Assistant Vice President, West Branch Manager
Bobby Hall, Assistant Vice President, Trust Officer
Judy Isaacs, Assistant Vice President
Elizabeth Johns, Assistant Vice President, Trust Officer
Joan Lee, Assistant Vice President, Franklin Square Branch
Lydwina Napier, Assistant Vice President, Commercial Loans
Patricia Norris Peavler, Assistant Vice President, Marketing
Jo Ann Reynolds, Assistant Vice President, Investments
Deborah West, Assistant Vice President, Assistant Manager, Main Office
Karen DiRaimo, Trust Officer
Kay Henninger, Trust Officer
Wesley Stivers, Investment Officer
Margaret Colston, Assistant Cashier, Retail Services
Jennifer Parrish, Assistant Cashier, Retail Services
C. Ray Baldwin, Property Management Director
Sally L. Bell, Assistant Trust Operations Manager
Leigh Ann Young, Assistant Trust Operations Officer
Dorothy H. Switzer, Director of Capital First Travelers
Wendy F. Boardman, Director of Human Resources

UNITED BANK & Trust Co.
member FDIC

DIRECTORS
W. Benjamin Crain, Chairman
Charles S. Boyd
Bobby G. Dotson
J. Stephen Hogg
Michael L. Lawson
J. C. Moraja
Denny Nunnelley
Leighton Riddle
James E. Staples
Shannon Greely Totty
Hampton H. Henton, Advisory Director
Howard B. Montague, Advisory Director
Ben F. Roach, MD, Advisory Director

OFFICERS
J. C. Moraja, President and CEO
Paul A. Edwards, Executive Vice President
Linda C. Bosse, Vice President, Cashier
Joyce L. Eaves, Vice President
Bruce Marshall, Vice President
Spencer A. Wall, Vice President, Branch Manager
Cornelia T. Ethington, Assistant Vice President
Rita Green, Assistant Vice President
Leisa M. Newton, Assistant Vice President, Compliance Officer
Betty K. Poynter, Assistant Vice President, Human Resources
Rick Roberts, Assistant Vice President
John R. Thompson, Loan Officer
Evie P. Knight, Assistant Cashier, Security Officer
Carolyn C. Logan, Assistant Cashier
Carolyn F. Patterson, Assistant Cashier
Sherry T. Reynolds, Assistant Cashier
Patricia R. Stokley, Executive Secretary

LAWRENCEBURG NATIONAL BANK
member FDIC

DIRECTORS
E. Glenn Birdwhistell, Chairman
William T. Bond
Charles S. Boyd
Charles L. Cammack
Keith Freeman
Tom D. Isaac
James McGlone
Donald F. Peach
Oneita M. Perry
C. Douglas Carpenter
Paul Vaughn, Jr.
Thomas B. Ripy, Advisory Director

OFFICERS
Charles L. Cammack, President and CEO
Paul Vaughn, Jr., Executive Vice President, Senior Trust Officer
Gail Gottshall, Executive Vice President
Bob Baughman, Vice President
Ben Birdwhistell, Vice President
Timothy A. Perry, Vice President, Compliance
Bonnie S. Childs, Assistant Vice President, Marketing Representative Clark Gregory, Assistant Vice President
Linda B. Hahn, Assistant Vice President
Barbara Markwell, Assistant Vice President, Cashier
Warren R. Leet, Assistant Vice President
Drayma Holmes, Assistant Vice President, Branch Manager
Libby Goodlett, Accounting Officer
Beth Barker, Assistant Branch Manager
Teresa Higginbotham, Assistant Branch Manager
Robin Miller, Operations Officer
Sarah Grace, Administrative Assistant

FIRST CITIZENS BANK
member FDIC

DIRECTORS
James E. Bondurant, Chairman
R. Terry Bennett
Charles S. Boyd
Laymon Byers
James H. Childers
R. T. Clagett, DMD
Patricia V. Durbin
William Godfrey, MD
Gerald R. Hignite
Lloyd C. Hillard, Jr.R
ay Mackey
Virgil T. Price, DMD
George Roederer
Martha G. Davis, Director Emeritus

OFFICERS
Lloyd C. Hillard, Jr., President and CEO
H. Y. Davis, IV, Senior Vice President, Senior Loan Administrator
Marilyn B. Ford, Senior Vice President, Cashier and Bank Secrecy Officer Patricia J. Paris, Senior Vice President, Controller
David P. Tackett, Senior Vice President, Trust Investment Center Director Richard E. Clements, Vice President, Bullitt County Branch Manager
Scott T. Conway, Vice President, Loan Officer
David E. Hunt, Vice President, Radcliff Branch Manager
Marquetta L. Lively, Vice President, Loan Officer
Mary Lou Mobley, Vice President, CRA Officer and Compliance Officer Thomas S. Reynolds, Vice President, Trust Operations
Brenda Fullerton, Assistant Vice President, Members First Coordinator Jeffrey S. Pendleton, Assistant Vice President, Allotment Department Ronald G. Penwell, Assistant Vice President, Mulberry Branch Manager Diana Byers, Assistant Cashier, Main Office Branch Manager
Mary P. Edlin, Assistant Cashier, Deposit Processing
Carol A. Goodman, Assistant Cashier and Director of Human Resources Phyllis Higdon, Assistant Cashier, Branch Manager
Debbie Roberts, Assistant Branch Manager, Bullitt County Branch
Connie Kersey, Operations Officer, Radcliff Branch
Cheryl Jessup, Marketing Director

FARMERS BANK AND TRUST COMPANY
member FDIC

DIRECTORS
Cecil D. Bell, Jr., Chairman
Charles S. Boyd
Allison B. Gordon
Frank R. Hamilton, Jr.
Vivian M. House
R. Sharon McMillin
Joseph C. Murphy
Gervis Showalter
Kenneth Sturgill
Rollie D. Graves, Director Emeritus
Dr. Horace T. Hambrick, Director Emeritus
W. Carrick James, Director Emeritus
Bobby Vance, Director Emeritus

OFFICERS
Joseph C. Murphy, President and CEO
Thomas P. Porter, Executive Vice President
Lynn C. McKinney, Senior Vice President and Cashier
Michael E. Schornick, Jr., Senior Vice President
J. Michael Easley, Vice President
James L. Ewbank, Vice President
Tina M. Johnston, Vice President, Chief Financial Officer
Kimberly E. Marshall, Vice President
Susan K. Tackett, Vice President
Wanda C. Wilson, Vice President
Bonnie M. Glass, Assistant Vice President
Gregory L. Howard, Assistant Vice President
Karen K. Jarvis, Assistant Vice President
Paula S. Moran, Assistant Vice President
Deborah L. Marshall, Assistant Vice President
Linda F. Muszynski, Assistant Vice President
Kimberly T. Thompson, Assistant Vice President
Carole S. Wagoner, Assistant Vice President
Lorraine B. Baldwin, Assistant Cashier
Phyllis True, Assistant Cashier

KENTUCKY BANKING CENTERS, INC.
member FDIC

DIRECTORS
Stokes A. Baird, IV, Chairman
Charles S. Boyd
Sue Bunnell
James H. Childers
Steve Hayes
Larry Jewell
Odell Martin
Phillip Patton
David Shadburne, CPA
Terry Smith
W. T. Austin, Director Emeritus

OFFICERS
Sue Bunnell, President and CEO
David Shadburne,  CPA, Executive Vice President and COO
Lewis Bauer, Senior Vice President
Vanessa Puckett, Senior Vice President
Jeffrey Edwards, Vice President
Linda Forbes,  Vice  President
Jane T. Howell,  Assistant  Vice  President
Greg Isenberg,  Assistant  Vice President
Patty J. Wright,  Assistant Vice President
Daryl Lowe,  Cashier and Head Teller
Cindy  Atwell,  Loan Officer
Karisa Clark, Loan Officer
Melissa  Sturgeon,  Loan Officer
Ramona Fancher,  Assistant Cashier
Carolyn Russell,  Assistant  Cashier
Sharon Williams,  Assistant  Cashier
Mellyn Church, Compliance Officer
Debra Willis, Administrative Assistant

FCB SERVICES, INC.

DIRECTORS
E. Bruce Dungan, Chairman
Charles S. Boyd
Sue Bunnell
G. Anthony Busseni
Charles L. Cammack
James H. Childers, Secretary
Allison B. Gordon
Lloyd C. Hillard, Jr.
Donald R. Hughes, Jr.
J. C. Moraja
Joseph C. Murphy
Michael M. Sullivan
Karen R. Wade

OFFICERS
Donald R. Hughes, Jr., President and CEO
Karen R. Wade, Executive Vice President
William Bell, Vice President
Mark A. Hampton, Vice President
Michael Hedges, Vice President
Martin Serafini, Vice President
Bill Ballinger, Assistant Vice President
Steve Bolin, Assistant Vice President
Jeffrey S. Brewer, Assistant Vice President
Rita Kennedy, Assistant Vice President
James F. Palmer, Assistant Vice President

LEASING ONE CORPORATION

DIRECTORS
G. Anthony Busseni, Chairman
C. Douglas Carpenter
L. Hobbs Cheek, CPA
Charles J. Mann
Marvin E. Strong
Bruce W. Brooks
David Lee

OFFICERS
Charles J. Mann, President and CEO
Mark Lester, Vice President
Jim Morris, Vice President
Eddie Miller, Assistant Vice President

FARMERS CAPITAL INSURANCE CORPORATION

DIRECTORS
James H. Childers, Chairman
G. Anthony Busseni
Sue Coles
Jamey Bennett

OFFICERS
James H. Childers, Chairman
G. Anthony Busseni, President
Sue Coles, Secretary
Jamey Bennett, Vice President

  Farmers Capital Insurance Corporation
   doing business as:
             Capital Insurance Group
             Farmers Title Company

GLOSSARY OF FINANCIAL TERMS

ALLOWANCE FOR LOAN LOSSES
A valuation allowance to offset credit losses specifically identified in the loan portfolio, as well as management's best estimate of probable losses inherent in the remainder of the portfolio at the balance sheet date. The allowance is determined by management as the result of the assessment of the risks in the loan portfolio based on past experience. This assessment includes, but is not limited to, consideration of the current economic conditions, changes in mix and volume of the loan portfolio and historical net loan charge off experience.

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

PROVISION FOR LOAN LOSSES
The charge against current income needed to maintain an adequate allowance for loan losses.

RETURN ON AVERAGE ASSETS (ROA)
Net income divided by average total assets. Measures the relative profitability of the resources utilized by the Company.

RETURN ON AVERAGE EQUITY (ROE)
Net income divided by average common equity. Measures the profitability of the shareholders' investment in the Company.

TAX EQUIVALENT BASIS
Income from tax-exempt loans and investment securities has been increased by an amount equivalent to the taxes which would have been paid if this income was taxable at statutory rates.

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

RESULTS OF OPERATIONS

Consolidated net income for 2000 was $14.4 million compared to $13.9 million for 1999, a 3.2% increase. Diluted net income per share for the year was $1.97, up 5.9% from $1.86 reported for 1999. The earnings per share growth was 268 basis points higher than the net income growth for the year ended December 31, 2000. This is the positive impact of the share buy back program that has been in effect for several years. The company purchased 278,000 shares of common stock at a total price of $9.3 million during 2000. As a result, the diluted weighted average shares outstanding for 2000 totaled 7.3 million and were 2.3% less than the weighted average of 7.5 million for 1999.

Other major components of the of the improvement in earnings are as follows:

     >> Net interest income increased $1.1 million, or 2.6%.

     >> The provision for loan losses decreased $391 thousand, or 13.7%.

     >> The increase in noninterest expenses was held to $600 thousand, which was only 1.8%.

The return on assets was 1.40% in 2000 compared to 1.41% reported in the prior year. The return on equity increased 41 basis points to 11.61%. This is another positive reflection of the share buy back program.

INTEREST INCOME

Interest income results from interest earned on earning assets, which primarily include loans and investment securities. Interest income is affected by volume, composition of earning assets and the related rates earned on those assets. Total interest income for 2000 was $75.5 million, up $6.4 million, or 9.3% from the previous year. The increase in interest income was due to an increase in the volume of total earning assets and an increase in the rates earned on those assets in almost identical proportions. The average tax equivalent yield on total interest bearing assets was 8.35%, up 41 basis points from 1999.

The Company accomplished three goals concerning interest income - 1) increased interest from growth in loans without sacrificing credit quality standards, 2) maintained an appropriate interest rate for the level of risk assumed, and 3) reallocated funds supporting lower earning asset alternatives to higher earning loans.

Interest income on loans increased $5.8 million, or 10.7%, mainly due to the increase in volume with some support from an increase in rates. The average balance of loans increased $48.4 million, or 7.8% compared to the prior year. Most of this increase was in commercial real estate loans. The tax equivalent rate earned on loans was 9.12%, up 23 basis points from 1999.

Interest income on taxable investment securities increased $41 thousand, which was less than 1%. This was due to a decrease in volume as funds were shifted to higher earning loans. The rate earned increased 71 basis points to 6.35%. Interest on nontaxable investment securities decreased $326 thousand, or 8.6%. This was nearly entirely due to a reduction in volume even though the tax equivalent rate decreased 7 basis points to 6.54%.

Interest income on temporary investments increased $890 thousand for 2000, or 61.5% from the prior year. Temporary investments consist of Federal funds sold, securities purchased under agreement to resell and to a lesser extent, deposits in other banks. Volume and rate both contributed to this increase in interest income. Volume was up $6.7 million on average and the rate increased 153 basis points to 6.21%.

INTEREST EXPENSE

Interest expense results from incurring interest on interest bearing liabilities, which primarily include interest bearing deposits, securities sold under agreement to repurchase, and other borrowed funds. Interest expense is affected by volume, composition of interest bearing liabilities and the related rates paid on those liabilities. Total interest expense was $32.5 million for 2000, an increase of $5.4 million, or 19.7% from the prior year. This increase is primarily due to increases in rate with volume increases contributing to a lesser degree. The average rate paid on total interest bearing liabilities was 4.36% in 2000, up 58 basis points from 1999.

The Company had to cope with three factors that had a large influence on the cost of funds during 2000 - 1) additional borrowings were needed to fund the growth in loan demand, 2) the Federal Reserve Board raised interest rates several times during the year, and 3) increased competition in our local market places.

Interest expense on time deposits, the largest component of total interest expense, increased $2.5 million, or 15.3%. Rate and volume accounted for 69% and 31% of the increase respectively. Interest expense on interest bearing demand deposits increased $551 thousand, or 13.9%, entirely due to rate. Interest expense on savings increased $762 thousand, or 16.7%. This increase was also due to rate and was partially offset by declining volume.

Interest expense on securities sold under agreement to repurchase increased $1.2 million, or 62.1%. The average rate paid during 2000 was 5.9%, up from 4.6% in 1999. Interest expense on other borrowed funds increased $320 thousand, up greater than 100%. These alternatives were utilized more in 2000 to help fund the increase in loan demand.

NET INTEREST INCOME

Net interest income is the most significant component of the Company's earnings. Net interest income is the excess of the interest income earned on assets over the interest paid for funds to support those assets. The table on the following page represents the major components of the interest earning assets and interest bearing liabilities on a tax equivalent basis (TE) where tax exempt interest income is adjusted upward by an amount equivalent to the federal income taxes that would have been paid if the income had been fully taxable (assuming a 34% tax rate).

Tax equivalent net interest income was $44.8 million for 2000, an increase of $845 thousand, or 1.9% over 1999. The net interest margin was 4.84%, down 7 basis points from the prior year. Changes in net interest income and margin result from the interaction between the volume and the composition of earning assets, the related yields, and the associated cost and composition of the interest bearing liabilities. Accordingly, portfolio size, composition, and the related yields earned and the average rates paid can have a significant impact on net interest and margin.

During 2000, the tax equivalent yield on total earning assets increased 5.2%, but did not keep up with the 15.3% increase in the cost of funds, resulting in the lower margin and spread. The increase in earning asset volume and rate along with the reallocation of earning assets more than offset the increase in the cost of funds and are responsible for the increase in net interest income. The tax equivalent spread between rates earned on earning assets and rates paid on interest bearing liabilities decreased 17 basis points to 3.99% for 2000.


DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY: INTEREST RATES AND INTEREST DIFFERENTIAL

December 31,                                 2000                             1999                              1998

                                  Average               Average      Average              Average     Average              Average
(In thousands)                    Balance    Interest    Rate        Balance    Interest    Rate      Balance    Interest   Rate
--------------                    -------    --------    ----        -------    --------    ----      -------    --------   ----
EARNING ASSETS
 Investment Securities
   Taxable                       $145,479       $9,232    6.35%     $163,077     $9,191    5.64%     $143,567     $8,598    5.99%
   Nontaxable 1                    75,918        4,967    6.54        83,211      5,499    6.61        77,676      5,189    6.68
 Time Deposits with Banks,
   Federal Funds Sold and
   Securities Purchased Under
   Agreements to Resell             37,595       2,336    6.21        30,902      1,446    4.68        54,260      2,942    5.42
 Loans 1,2,3                       667,241      60,834    9.12       618,860     55,036    8.89       589,714     54,908    9.31
                                   -------      ------    ----       -------     ------    ----       -------     ------    ----
    Total Earning Assets           926,233     $77,369    8.35%      896,050    $71,172    7.94%      865,217    $71,637    8.28%
Allowance for Loan Losses          (10,092)                           (9,272)                          (9,134)
                                   --------                           -------                          -------
     Total Earning Assets, Net
     of Allowance for Loan
     Losses                        916,141                           886,778                          856,083

NONEARNING ASSETS
Cash and Due From Banks             66,706                            64,464                           62,001
Premises and Equipment, net         24,659                            24,985                           24,083
Other Assets                        20,242                            12,821                           12,973
                                    ------                            ------                           ------
     Total Assets               $1,027,748                          $989,048                         $955,140
                                ==========                          ========                         ========

INTEREST BEARING LIABILITIES
Deposits
  Interest Bearing Demand         $193,982      $4,528    2.33%     $192,695     $3,977    2.06%     $180,265     $4,343    2.41%
  Savings                          153,574       5,319    3.46       158,501      4,557    2.88       150,499      4,879    3.24
  Time                             337,667      19,053    5.64       322,616     16,527    5.12       328,351     17,916    5.46
Securities Sold Under
  Agreements to Repurchase          52,773       3,119    5.91        41,741      1,926    4.61        34,788      1,762    5.06
Other Borrowed Funds                 7,979         517    6.48         3,634        197    5.45         4,581        247    5.39
                                     -----         ---    ----         -----        ---    ----         -----        ---    ----
     Total Interest Bearing
     Liabilities                   745,975      32,536    4.36       719,187     27,184    3.78       698,484     29,147    4.17
                                                ------    ----                   ------    ----                   ------    ----
NONINTEREST BEARING
LIABILITIES
Commonwealth of Kentucky
  Deposits                          32,621                            30,329                           28,245
Other Demand Deposits              113,271                           110,299                          100,907
Other Liabilities                   11,977                             4,839                            7,620
                                    ------                             -----                            -----
     Total Liabilities             903,844                           864,654                          835,256

     Shareholders' Equity          123,904                           124,394                          119,884
                                   -------                           -------                          -------
     Total Liabilities and
     Shareholders' Equity       $1,027,748                          $989,048                         $955,140
                                ==========                          ========                         ========
Net Interest Income                             44,833                           43,988                           42,490
TE Basis Adjustment                             (1,888)                          (2,138)                          (1,956)
                                                -------                          -------                          -------
     Net Interest Income                       $42,945                          $41,850                          $40,534
                                               =======                          =======                          =======
Net Interest Spread                                       3.99%                            4.16%                            4.11%
Net Interest Margin                                       4.84%                            4.91%                            4.91%

1 Income and yield stated at a fully tax equivalent basis, using a 34% tax rate. 2 Loan balances include principal balances on nonaccrual loans.
3 Loan fees included in interest income amounted to $1.7 million, $1.8 million, and $2.0 million in 2000, 1999, and 1998, respectively.

The following table is an analysis of the change in net interest income.


ANALYSIS OF CHANGES IN NET INTEREST INCOME (TAX EQUIVALENT BASIS)

                                             Variance       Variance Attributed to         Variance        Variance Attributed to
(In thousands)                              2000/1999 1      Volume         Rate          1999/1998 1       Volume         Rate
---------------                            -------------   ------------------------      -------------    -------------------------
INTEREST INCOME
  Taxable Investment Securities                 $41         $(1,050)         $1,091          $593             $1,117       $(524)
  Nontaxable Investment Securities 2           (532)           (475)            (57)          310                365         (55)
  Time Deposits with Banks, Federal
     Funds Sold and Securities
     Purchased Under Agreements to
     Resell                                     890             354             536        (1,496)            (1,135)       (361)
  Loans 2                                     5,798           4,357           1,441           128              2,657      (2,529)
                                             -------         -------         -------       -------            -------     -------
     Total Interest Income                    6,197           3,186           3,011          (465)             3,004      (3,469)


INTEREST EXPENSE
  Interest Bearing Demand Deposits              551              27             524          (366)               289        (655)
  Savings Deposits                              762            (144)            906          (322)               246        (568)
  Time Deposits                               2,526             795           1,731        (1,389)              (304)     (1,085)
  Securities Sold Under Agreements to
     Repurchase                               1,193             578             615           163                330        (167)
  Other Borrowed Funds                          320             276              44           (49)               (52)          3
                                             -------         -------         -------       -------            -------     -------
     Total Interest Expense                   5,352           1,532           3,820        (1,963)               509      (2,472)
                                             -------         -------         -------       -------            -------     -------
Net Interest Income                            $845          $1,654           $(809)       $1,498             $2,495       $(997)
                                             =======         =======         =======       =======            =======     =======
Percentage Change                             100.0%          195.7%          (95.7%)       100.0%             166.6%      (66.6%)


1 The changes which are not solely due to rate or volume are allocated on a percentage basis, using the absolute values of rate and volume variances as a basis for allocation.

2 Income stated at fully tax equivalent basis using a 34% tax rate.

NONINTEREST INCOME

Total noninterest income increased $160 thousand, or 1.3%, to $12.4 million for 2000. Service charges and fees on deposits, the largest component of noninterest income, were relatively unchanged compared to the prior year. Other service charges, commissions and fees increased $165 thousand, or 4.3%, mainly from insurance commissions. Data processing income declined $66 thousand, or 4.8%. Trust income increased $252 thousand, or 17.2%, primarily due to changing from the cash method of accounting to an accrual method. Net gains on sales of investment securities were $49 thousand in 1999, with none in 2000. Other noninterest income decreased $151 thousand in 2000, primarily due to less gains on the sale of fixed assets and less income from a low-income housing partnership venture.

NONINTEREST EXPENSE

Total noninterest expense increased $600 thousand, or 1.8%, to $33.0 million for the year. Salaries and employee benefits account for more than half of the total noninterest expense and all of the increase in cost from 1999. During 2000, salaries and benefits increased $784 thousand, or 4.5%, to $18.4 million. This is a modest increase, given the nationwide as well as local issues with containing employment costs while maintaining competent staff in this highly competitive service oriented industry. This challenge is further compounded due to low unemployment. Noncash compensation related to the Company's nonqualified stock option plan was $967 thousand, a decrease of $102 thousand from 1999. As of December 31, 2000, the Company had 456 full time equivalent employees, an increase of 13 from the prior year end.

Efforts to control noninterest expenses were successful during 2000. Occupancy expense increased $60 thousand, or 2.7%, compared to the prior year while equipment expense decreased $94 thousand, or 3.1%. Other noninterest expense decreased $208 thousand, or 2.4%, partially due to reductions in supply expenses.

INCOME TAX

Income tax expense for 2000 was $5.5 million, an increase of $596 thousand, or 12.2%. The effective tax rate increased to 27.7% from 26.0% in 1999. The change in the effective tax rate is primarily related to the level of tax-exempt investment securities and tax-exempt loans in the Company's portfolio. During 2000, the growth in earning assets was predominately in taxable investments and loans. The available tax-exempt alternatives were not sufficiently attractive to warrant significant investment. Future investments will be made in tax-exempt alternatives when the yield and credit quality is more attractive than those of the available taxable opportunities.

FINANCIAL CONDITION

On December 31, 2000, assets were $1.2 billion, an increase of $165 million, or 15.9% from the prior year end. While core assets and liabilities did grow, $98 million of the increase in total assets is due to the relationship between the Company's principal subsidiary, Farmers Bank & Capital Trust Co., and the Commonwealth of Kentucky. Farmers Bank is the depository for the Commonwealth of Kentucky. As such, large fluctuations in deposits are likely to occur on a daily basis. Total assets averaged $1.0 billion for 2000, an increase of $39 million, or 3.9%, from the prior year. Earning assets, primarily loans and investment securities increased $30 million on average, or 3.4%, to $926 million.

LOANS

Loans, net of unearned income, totaled $683 million, an increase of $40 million, or 6.2%, from 1999. Most of the increase was in real estate mortgage loans. Real estate mortgage loans make up 62% of the total loans outstanding at December 31, 2000, and increased $35 million, or 8.9%, over a year ago. Real estate construction loans increased $2.5 million, or 6.6%. Lease financing increased $2 million, or 5.8%. The outstandings for commercial, financial and agriculture loans were relatively flat, compared to the prior year end, as was the outstandings for installment loans.

The composition of the loan portfolio is summarized in the table below.


(In thousands)
Year Ended December 31,         2000      %          1999      %          1998      %          1997      %          1996      %
------------------------       ------    ---        ------    ---        ------    ---        ------    ---        ------    ---
Commercial, Financial,      $105,248    15.4%    $105,064    16.3%    $116,625    19.3%    $114,377    19.5%    $120,256    21.5%
  and Agriculture
Real Estate -
Construction                  40,993     6.0       38,471     6.0       24,770     4.1       26,299     4.5       27,098     4.9
Real Estate - Mortgage       425,555    62.3      390,598    60.7      352,033    58.2      334,612    57.1      305,229    54.6
Installment                   77,284    11.3       77,051    12.0       81,254    13.4       83,368    14.2       80,741    14.5
Lease Financing               34,269     5.0       32,379     5.0       30,155     5.0       27,284     4.7       24,925     4.5
                            ---------  -------   --------- -------    ---------  ------    ---------  ------    ---------  ------
  Total                     $683,349    100.0%   $643,563   100.0%    $604,837   100.0%    $585,940   100.0%    $558,249   100.0%
                            =========  =======   ========= =======    =========  ======    =========  ======    =========  ======

The following table presents commercial, financial, and agricultural loans and real estate construction loans outstanding at December 31, 2000, which, based on remaining scheduled repayments of principal, are due in the periods indicated.


LOAN MATURITIES

                                              Within           After One But             After
(In thousands)                               One Year        Within Five Years        Five Years         Total
--------------                              ----------      -------------------      ------------      --------
Commercial, Financial, and Agricultural      $66,104              $28,612               $10,532        $105,248
Real Estate - Construction                    36,479                4,499                    15          40,993
                                            ---------            ---------             ---------       ---------
  Total                                     $102,583              $33,111               $10,547        $146,241
                                            =========            =========             =========       =========

The table below presents commercial, financial, and agricultural loans and real estate construction loans outstanding at December 31, 2000, which are due after one year, classified according to sensitivity to changes in interest rates.

INTEREST SENSITIVITY

                                                  Fixed              Variable
(In thousands)                                     Rate                Rate
--------------                                    -------           ----------
Due After One But Within Five Years              $21,707             $11,404
Due After Five Years                               1,532               9,015
                                                 --------           ----------
  Total                                          $23,239             $20,419
                                                 ========           ==========

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

The provision for loan losses decreased $391 thousand, or 13.7%, in 2000 compared to 1999. The Company had $1.9 million in net charge offs, down from $2.3 million the year before. During 1999, $1.0 million of the net charge offs was related to the deterioration of a single commercial loan credit. An additional $230 thousand of the net charge offs in 2000 was attributed to that single commercial loan credit. The allowance for loan losses was 1.50% of net loans at year end 2000 and 1999. Management continues to emphasize collection efforts and evaluation of risks within the portfolio. The composition of the Company's loan portfolio continues to be diverse with no significant concentration to any individual or industry.

The table below summarizes the loan loss experience for the past five years.


Year Ended December 31, (In thousands)               2000           1999           1998            1997             1996
--------------------------------------               ----           ----           ----            ----             ----
BALANCE OF ALLOWANCE FOR LOAN LOSSES AT
  BEGINNING OF YEAR                                $9,659         $9,048         $9,114          $8,741           $8,472
Loans Charged Off:
  Commercial, Financial, and Agricultural           1,336          1,590            716             720            1,609
  Real Estate                                         369             79            386             465              920
  Installment Loans to Individuals                    857          1,209          1,061           1,133            1,862
  Lease Financing                                      97             64            109             433               18
                                                   ------         ------         ------          ------           ------
     Total Loans Charged Off                        2,659          2,942          2,272           2,751            4,409

Recoveries of Loans Previously Charged Off:

  Commercial, Financial, and Agricultural             313            249            383             437              144
  Real Estate                                         132            172            345             527               38
  Installment Loans to Individuals                    310            267            341             330              334
  Lease Financing                                      22              2              3
                                                    -----          -----          -----           -----            -----
     Total Recoveries                                 777            690          1,072           1,294              516
                                                    -----          -----          -----           -----            -----
     Net Loans Charged Off                          1,882          2,252          1,200           1,457            3,893
Additions to Allowance Charged to Expense           2,472          2,863          1,134           1,830            4,162
                                                    -----          -----          -----           -----            -----
Balance at End of Year                            $10,249         $9,659         $9,048          $9,114           $8,741
                                                  =======         ======         ======          ======           ======
Average Loans
  Net of Unearned Income                         $667,241       $618,860       $589,714        $566,033         $546,040
Ratio of Net Charge Offs During Year to
  Average Loans, Net of Unearned Income               .28%           .36%           .20%            .26%             .71%

The following table presents an estimate of the allocation of the allowance for loan losses by type for the date indicated. Although specific allocations exist, the entire allowance is available to absorb losses in any particular category.


ALLOWANCE FOR LOAN LOSSES

Year Ended December 31, (In thousands)               2000           1999           1998            1997           1996
--------------------------------------               ----           ----           ----            ----           ----
Commercial, Financial, and Agricultural            $4,050         $3,649         $2,536          $2,942         $3,806
Real Estate                                         3,835          3,807          4,637           4,324          2,974
Installment Loans to Individuals                    1,861          1,829          1,450           1,417          1,304
Lease Financing                                       503            374            425             431            657
                                                  -------         ------         ------          ------         ------
     Total                                        $10,249         $9,659         $9,048          $9,114         $8,741
                                                  =======         ======         ======          ======         ======

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

Total nonperforming assets decreased $373 thousand, or 6.5%, to $5.3 million at year end 2000. The decrease is primarily due to a $363 thousand reduction in loans past due 90 days or more. Nonperforming loans represent 0.67% of net loans at year end 2000, down from 0.76% for 1999. Information pertaining to nonperforming loans and assets is presented in the table below.

Year Ended December 31, (In thousands)               2000           1999           1998            1997           1996
--------------------------------------               ----           ----           ----            ----           ----
Loans Accounted for on Nonaccrual Basis            $2,852         $2,767         $1,286          $3,137         $2,938
Loans Past Due 90 Days or More                      1,739          2,102          1,645           2,196          1,822
Restructured Loans                                                                                1,285          1,814
                                                   ------         ------         ------          ------         ------
     Total Nonperforming Loans                      4,591          4,869          2,931           6,618          6,574

Other Real Estate Owned                               598            734          1,671              29
Other Foreclosed Assets                               136             95             69                             47
                                                   ------         ------         ------          ------         ------
     Total Nonperforming Assets                    $5,325         $5,698         $4,671          $6,647         $6,621
                                                   ======         ======         ======          ======         ======

TEMPORARY INVESTMENTS

Federal funds sold and securities purchased under agreements to resell are the primary components of temporary investments. The Company uses these funds in the management of liquidity and interest rate sensitivity. In 2000, temporary investments averaged $38 million, an increase of $7 million, or 21.7%. Temporary investments are reallocated as loan demand and other investment alternatives present the opportunity.

INVESTMENT SECURITIES

The majority of the investment securities portfolio is comprised of U.S. Government agency securities, mortgage-backed securities and tax-exempt securities of states and political subdivisions. Total investment securities were $261 million on December 31, 2000, an increase of $31 million, or 13.5%, from year end 1999.

The funds made available from maturing or called bonds have been redirected, primarily to fund new loan growth and to purchase Company stock, as needed. The purchase of nontaxable obligations of states and political subdivisions is the primary means of managing the Company's tax position. The alternative minimum tax is not expected to impact the Company's ability to acquire tax-free obligations in the near future as they become available at an attractive yield.

Investment securities averaged $221 million in total for the year, a decrease of $25 million, or 10.1%. The majority of the purchases during 2000 were U.S. Government agencies that were classified as available for sale. On December 31, 2000, available for sale securities made up 81% of the total investment securities, as apposed to 73% a year earlier. U.S. Government agencies made up 53% of the total available for sale securities and 43% of the total portfolio at year end. A year ago, U.S. Government securities made up 45% of the total available for sale securities, and 34% of the total portfolio.

The Company realized $49 thousand in net gains on the sale of available for sale securities during 1999, and none in 2000. The net unrealized gain on available for sale securities included as a component of shareholders' equity, was $557 thousand, compared to a unrealized loss of $1.9 million at the end of 1999.

The following table summarizes the carrying values of investment securities on December 31, 2000, 1999, and 1998. The investment securities are divided into available for sale and held to maturity securities. Available for sale securities are carried at the estimated fair value and held to maturity securities are carried at amortized cost.

December 31,                                 2000                           1999                           1998
                                    Available       Held to      Available         Held to      Available        Held to
(In thousands)                      for Sale       Maturity       for Sale        Maturity       for Sale       Maturity
--------------                      --------       --------       --------        --------       --------       --------
U.S. Treasury Securities              $1,250                        $3,748                        $22,379
Obligations of U.S.
  Government Agencies                113,033           $100         75,997          $2,600         86,998         $2,600
Obligations of States and
  Political Subdivisions              22,804         48,895         21,152          58,562         17,807         65,891
Mortgage-backed Securities            52,941            395         50,889             734         45,520          2,878
Corporate Debt                        13,904                        11,969                         14,915
Equity Securities                      7,487                         4,189                          3,868
                                    --------        -------       --------         -------       --------        -------
     Total                          $211,419        $49,390       $167,944         $61,896       $191,487        $71,369
                                    ========        =======       ========         =======       ========        =======

The following table presents an analysis of the contractual maturity distribution and tax equivalent weighted average interest rates of investment securities at December 31, 2000. For purposes of this analysis, available for sale securities are stated at fair value and held to maturity securities are stated at amortized cost. Equity securities in the available for sale portfolio consist primarily of Federal Home Loan Bank stock and investments in unrelated financial institution stocks, which have no stated maturity and are not included in the maturity schedule that follows.


AVAILABLE FOR SALE

                                                          After One But          After Five But
                                 Within One Year        Within Five Years       Within Ten Years        After Ten Years
(In thousands)                  Amount       Rate       Amount       Rate        Amount      Rate      Amount      Rate
--------------                  ------       ----       ------       ----        ------      ----      ------      ----
U.S. Treasury Securities        $1,250       5.4%
Obligations of U.S.
  Government Agencies           63,881       6.3        $38,924       6.2%       $7,754       6.1%     $2,474      5.6%
Obligations of States and
  Political Subdivisions         1,044       5.7          4,935       6.3        14,834       6.6       1,991      7.3
Mortgage-backed Securities                                2,167       6.5        43,351       6.6       7,424      6.3
Corporate Debt                   5,461       6.1          7,362       6.2                               1,080      5.8
                               -------       ----       -------       ----      -------       ----    -------      ----
     Total                     $71,636       6.3%       $53,388       6.2%      $65,939       6.5%    $12,969      6.3%
                               =======       ====       =======       ====      =======       ====    =======      ====



HELD TO MATURITY

                                                          After One But           After Five But
                                 Within One Year        Within Five Years        Within Ten Years       After Ten Years
(In thousands)                  Amount       Rate       Amount       Rate        Amount      Rate      Amount      Rate
--------------                  ------       ----       ------       ----        ------      ----      ------      ----
Obligations of U.S.
  Government Agencies                                     $100       6.0%
Obligations of States and
  Political Subdivisions       $11,172        6.6%      21,116       6.9        $16,332       7.2%       $275       7.2%
Mortgage-backed Securities                                   2       6.5            393       7.2
                               -------        ----     -------       ----       -------       ----       ----       ----
     Total                     $11,172        6.6%     $21,218       6.9%       $16,725       7.2%       $275       7.2%
                               =======        ====     =======       ====       =======       ====       ====       ====

The calculation of the weighted average interest rates for each category is based on the weighted average costs of the securities. The weighted average tax rates on exempt states and political subdivisions are computed on a tax equivalent basis using a 34% tax rate.

DEPOSITS

The Company's primary source of funding for its lending and investment activities result from its customer deposits, which consist of noninterest and interest bearing demand, savings and time deposits. On December 31, 2000, deposits totaled $969 million, an increase of $107 million, or 12.4%, from year end 1999. A significant deposit received from the Commonwealth of Kentucky at year end 2000 contributed to the increase in deposits. Deposits averaged $831 million in 2000, an increase of $17 million, or 2.0%.

During 2000, total average interest bearing deposits increased $11 million, or 1.7%, to $685 million, while average noninterest bearing deposits increased $5 million, or 3.7%, to $146 million.

A summary of average balances and rates paid on deposits follows.


                                                    2000                         1999                       1998

                                            Average       Average        Average      Average       Average      Average
(In thousands)                              Balance         Rate         Balance       Rate         Balance        Rate
--------------                             --------         ----        --------       ----        --------        ----
Noninterest Bearing Demand                 $145,892         0.00%       $140,628       0.00%       $129,152        0.00%
Interest Bearing Demand                     193,982         2.33         192,695       2.06         180,265        2.41
Savings                                     153,574         3.46         158,501       2.88         150,499        3.24
Time                                        337,667         5.64         322,616       5.12         328,351        5.46
                                           --------         ----        --------       ----        --------        ----
     Total                                 $831,115         3.47%       $814,440       3.08%       $788,267        3.44%
                                           ========         ====        ========       ====        ========        ====


Maturities of time deposits of $100,000 or more outstanding at December 31, 2000 are summarized as follows.

(In thousands)                                     Amount
--------------                                    -------
3 Months or Less                                  $19,090
Over 3 through 6 Months                            14,344
Over 6 through 12 Months                           12,717
Over 12 Months                                     27,464
                                                  -------
     Total                                        $73,615
                                                  =======

SHORT-TERM BORROWINGS

Short-term borrowings primarily consist of securities sold under agreements to repurchase with year end balances of $90 million, $41 million and $26 million in 2000, 1999 and 1998, respectively. Such borrowings are generally on an overnight basis. Other short-term borrowings primarily consist of demand notes issued to the U.S. Treasury under the treasury tax and loan note option account. A summary of short-term borrowings is as follows.

(In thousands)                               2000          1999          1998
--------------                               ----          ----          ----
Amount Outstanding at Year End             $91,181       $41,971       $26,784
Maximum Outstanding at any Month End        91,181       101,359        51,095
Average Outstanding                         53,315        42,442        35,807
Weighted Average Rate During the Year         5.91%         4.61%         5.05%


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

Principal Cash Flows and Related Weighted Average Interest Rates


                                                                                                                              Fair
December 31, (Dollars in thousands)        2001       2002       2003        2004       2005      Thereafter      Total       Value
-----------------------------------        ----       ----       ----        ----       ----      ----------      -----       -----
RATE SENSITIVE ASSETS
Interest Bearing Due From Banks          $1,912                                                                  $1,912      $1,912
  Average Interest Rate                    6.32%                                                                   6.32%
Federal Funds Sold and Securities
  Purchased Under Agreements to
  Resell                                 65,925                                                                  65,925      65,925
    Average Interest Rate                  6.48                                                                    6.48
Investment in Debt Securities
  Fixed Rate                            $82,794    $27,215    $13,834     $14,020    $18,772         $89,172   $245,807    $246,430
    Average Interest Rate                  5.99%      5.85%      5.29%       5.58%      5.64%           5.76%      5.79%
  Variable Rate                                                                                       15,002     15,002      15,002
    Average Interest Rate                                                                               5.58       5.58
Loans, Net
  Fixed Rate                           $191,473    $61,442    $62,072     $39,988    $21,075         $21,903   $397,953    $395,529
    Average Interest Rate                  9.36%      8.91%      8.86%       8.36%      8.91%           8.32%      9.03%
  Variable Rate                         214,903     26,750     21,134      11,311     11,043             255    285,396     285,396
    Average Interest Rate                  9.60       8.39       8.52        8.19       8.39           10.89       9.30

RATE SENSITIVE LIABILITIES
Noninterest Bearing Checking           $231,483                                                                $231,483    $281,483
Savings and Interest Bearing
  Checking                              374,849                                                                 374,849     374,849
    Average Interest Rate                  2.23%                                                                   2.23%
Time Deposits                           207,352    $88,872    $56,285      $4,807     $4,221          $1,328    362,865     362,865
  Average Interest Rate                    5.95       6.22%      6.52%       5.80%      6.32%           5.84%      6.10
Fixed Interest Rate Borrowings           10,887      2,175        525         197        197             551     14,532      14,543
  Average Interest Rate                    6.61       6.57       6.73        7.02       7.02            7.02       6.64
Variable Interest Rate Borrowings        87,150                                                                  87,150      87,150
  Average Interest Rate                    5.40                                                                    5.40

LIQUIDITY

The liquidity of the Parent Company is primarily affected by the receipt of dividends from its subsidiary banks (see footnote 16 in the notes to the consolidated financial statements) and cash balances maintained. Management expects that in the aggregate, its subsidiary banks will continue to have the ability to dividend adequate funds to the Parent Company.

The Company's objective, as it relates to liquidity, is to ensure that subsidiary banks have funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability. In order to maintain a proper level of liquidity, the banks have several sources of funds available on a daily basis that can be used for liquidity purposes. Those sources of funds include the subsidiary banks' core deposits, consisting of both business and nonbusiness deposits; cash flow generated by repayment of loan principal and interest; and federal funds purchased and securities sold under agreements to repurchase.

For the longer term, the liquidity position is managed by balancing the maturity structure of the balance sheet. This process allows for an orderly flow of funds over an extended period of time.

Liquid assets consist of cash and cash equivalents and available for sale investment securities. At December 31, 2000, liquid assets totaled $441 million.

For the year ended December 31, 2000, cash and due from banks totaled $162 million, up nearly 100% from the prior year end. This increase is primarily the result of a significant cash deposit received from the Commonwealth of Kentucky. Net cash provided by operating activities was $19.6 million in 2000, a decrease of $3.9 million from the prior year. Most of the decrease came from a $2.3 million reduction in the proceeds from the sale of mortgage loans. Net cash used in investing activities increased $54.4 million mainly due to increased purchases of investment securities which utilized $46.2 million more than the proceeds provided from maturities and calls of investment securities. Net cash provided by financing activities totaled $145.5 million for the year 2000, up $109 million over 1999. This increase is primarily the result of an increase in deposits of $74.8 million and an increase in securities sold under agreements to repurchase $33.9 million.

CAPITAL RESOURCES

Shareholders' equity was $125.5 million on December 31, 2000, increasing $355 thousand, or less than 1% from year end 1999. During 2000, the Company purchased 278,000 shares of its outstanding common stock for a total cost of $9.3 million. Favorable results of the share buy back program are reflected in the growth in earnings per share, out pacing the growth in net income, and in the improvement in the return on equity. The Company issued 12,000 shares of common stock pursuant to its nonqualified employee stock option plan.

Dividends of $8.5 million, or $1.17 per share, were declared during the year. The dividend declared increased 3.5% on a per share basis. Accumulated other comprehensive income, consisting of the unrealized holding gain on available for sale securities (net of tax), improved $2.5 million over the prior year.

Consistent with the objective of operating a sound financial organization, the Company's goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios as of December 31, 2000, the regulatory minimums, and the regulatory standard for a well capitalized institution are as follows.

                          Farmers Capital          Regulatory          Well
                         Bank Corporation           Minimum         Capitalized
                         ----------------          ---------        -----------
Tier 1 Risk Based             16.66%                 4.00%              6.00%
Total Risk Based              17.93                  8.00              10.00
Leverage                      12.13                  4.00               5.00



The capital ratios of each subsidiary bank were in excess of the applicable minimum regulatory capital ratio requirements at December 31, 2000.

The table below is an analysis of dividend payout ratios and equity to asset ratios for the previous five years.

December 31,                          2000      1999     1998     1997     1996
------------                          ----      ----     ----     ----     ----
Percentage of Dividends Declared
  to Net Income                      59.33%    60.66%   53.02%   45.90%   45.21%
Percentage of Average Shareholders'
  Equity to Average Total Assets     12.06     12.58    12.55    12.46    11.94


SHARE BUY BACK PROGRAM

On July 25, 2000, the Company announced that it intends to purchase up to 500,000 shares of its outstanding common stock. This is in addition to the stock purchase plan announced on November 9, 1998 to purchase 400,000 shares. The purchases will be dependant on market conditions and there is no guarantee as to the exact number of shares to be purchased by the Company. Shares would be used for general corporate purposes. Consistent with the objective of maximizing shareholder value, the Company considers the purchase of its outstanding shares in a given price range to be a good investment of the Company's available funds. As of December 31, 2000, 486,162 additional shares could be purchased under the existing program.

SHAREHOLDER INFORMATION

As of January 1, 2001, there were 843 shareholders of record. This figure does not include individual participants in security position listings.

STOCK PRICES

Farmers Capital Bank Corporation's stock is traded on the National Association of Security Dealers Automated Quotation System (NASDAQ) SmallCap Market tier of The NASDAQ Stock Market, with sales prices reported under the symbol: FFKT. The table below lists the stock prices and dividends declared for 2000 and 1999.

STOCK PRICES

                              High             Low            Dividends Declared
                              ----             ---            ------------------
2000
Fourth Quarter              $37.500          $27.000                $0.30
Third Quarter                37.500           29.250                 0.29
Second Quarter               34.000           28.500                 0.29
First Quarter                34.000           27.250                 0.29

1999
Fourth Quarter              $36.000          $30.000                $0.29
Third Quarter                43.500           34.500                 0.28
Second Quarter               36.625           32.125                 0.28
First Quarter                39.375           30.875                 0.28

Dividends declared per share increased $0.04 or 3.5%, and $0.13 or 13.0%, for the years 2000 and 1999, respectively.

EFFECT OF IMPLEMENTING RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which delays the effective date of SFAS 133 until January 1, 2001; however, early adoption is permitted. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which provides guidance with respect to certain implementation issues related to SFAS No. 133. Upon adoption, the provisions of SFAS No. 133 must be applied prospectively. The Company will adopt SFAS No. 133 on January 1, 2001. Because the Company currently has no derivative instruments or hedging activities, the Company believes the effect of adoption will not have a material impact on the consolidated financial statements. Any derivative instruments acquired, or hedging activities entered into, will be recorded in the financial statements as required by SFAS No. 133 and SFAS No. 138.

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, which replaces SFAS No. 125. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales, from transfers that are secured borrowings. The standards are based on the consistent application of the financial components approach, where upon after a transfer, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, and derecognizes financial liabilities when extinguished.

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

1999 COMPARED WITH 1998

Net income was $13.9 million in 1999 compared to $14.2 million in 1998, a decrease of $317 thousand, or 2.2%. Diluted net income per share decreased 1.6%, from $1.89 to $1.86 in 1999. The decrease in net income was primarily attributed to the $1.7 million increase in the provision for loan losses. A significant portion of that increase was related to the deterioration of a single commercial loan credit. The Company purchased 91 thousand shares of its own common stock under a share buy back program in 1999. The return on average assets was 1.41% in 1999 and the return on average equity was 11.20%, compared to 1.49% and 11.88%, respectively, for 1998.

Total interest income on a tax equivalent basis was $71.2 million, a decrease of $465 thousand, or less than 1%, from 1998. A $31 million increase in the average balance of earning assets nearly offset the 34 basis point decrease in the overall average rate earned on earning assets.

Total interest expense was $27.2 million, a decrease of $2.0 million, or 6.7%, from 1998. The average rate paid on interest bearing liabilities decreased 39 basis points from 1998 and more than compensated for the $21 million, or 3% decrease in the average balance.

The spread between rates earned and paid was 4.16% in 1999, a 5 basis point increase from 1998. This increase was the result of a 34 basis point decrease in the average rate earned on earning assets, and a decrease of 39 basis points in the average rate paid on interest bearing liabilities. The net interest margin was 4.91%, unchanged from the prior year.

Noninterest income increased $325 thousand, or 2.7%, to $12.3 million for 1999. Other service charges, commissions and fees increased $347 thousand, or 9.9%, and trust income increased $106, or 7.8%. These increases were partially offset by a $114 thousand, or 7.6%, decrease in data processing fees and $53 thousand additional losses on the sale of loans.

Noninterest expense was $32.4 million for 1999, an increase of $613 thousand, or 1.9% from 1998. Salaries and employee benefits decreased $225 thousand, or 1.3%. This was more than offset by increases in occupancy expense of $127 thousand, or 6.1%, equipment expense of $148, or 5.2%, and other noninterest expenses of $467 thousand.

Income tax expense for 1999 was $4.9 million, a decrease of $384 thousand, or 7.3%, from 1998. The effective tax rates were 26.0% and 27.1% for the years ended 1999 and 1998 respectively. The reduction in the effective tax rate for 1999 was primarily due to an increase in tax-exempt income and the realization of investment tax credits through the participation in low-income housing projects.

MANAGEMENT'S REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING

The management of Farmers Capital Bank Corporation has the responsibility for preparing the accompanying consolidated financial statements and for their integrity and objectivity. The statements were prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include amounts that are based on management's best estimates and judgments. Management also prepared other information in the annual report and is responsible for its accuracy and consistency with the financial statements.

Farmers Capital Bank Corporation's 2000 consolidated financial statements have been audited by KPMG LLP independent accountants. Management has made available to KPMG LLP all financial records and related data, as well as the minutes of Boards of Directors meetings. Management believes that all representations made to KPMG LLP during the audit were valid and appropriate.

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

Farmers Capital Bank Corporation maintains an internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements thereto. Management has considered the recommendations of the internal audit staff and KPMG LLP and has taken actions that we believe respond appropriately to these recommendations. Management believes that, as of December 31, 2000, the system of internal control was adequate to accomplish the objectives discussed herein.

         /s/ Charles S. Boyd                       /s/ C. Douglas Carpenter
         -------------------                       ------------------------
         Charles S. Boyd                           C. Douglas Carpenter
         President and CEO                         Vice President and CFO

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Farmers Capital Bank Corporation

We have audited the accompanying consolidated balance sheets of Farmers Capital Bank Corporation and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Farmers Capital Bank Corporation and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Louisville, Kentucky
January 16, 2001


CONSOLIDATED BALANCE SHEETS

December 31, (In thousands, except share data)                                                   2000               1999
----------------------------------------------                                                   ----               ----
ASSETS
Cash and Cash Equivalents:
  Cash and Due From Banks                                                                    $162,034            $82,862
  Interest Bearing Deposits in Other Banks                                                      1,912             11,594
  Federal Funds Sold and Securities Purchased Under Agreements to Resell                       65,925             40,904
                                                                                              -------            -------
     Total Cash and Cash Equivalents                                                          229,871            135,360

Investment Securities:
  Available for Sale, Amortized Cost of $210,575 (2000) and $170,885 (1999)                   211,419            167,944
  Held to Maturity, Fair Value of $50,013 (2000) and $61,636 (1999)                            49,390             61,896
                                                                                              -------            -------
     Total Investment Securities                                                              260,809            229,840

Loans, Net of Unearned Income                                                                 683,349            643,563
Allowance for Loan Losses                                                                     (10,249)            (9,659)
                                                                                              -------            -------
     Loans, Net                                                                               673,100            633,904

Premises and Equipment, Net                                                                    24,916             24,409
Other Assets                                                                                   16,056             16,274
                                                                                           ----------         ----------
     Total Assets                                                                          $1,204,752         $1,039,787
                                                                                           ==========         ==========

LIABILITIES
Deposits:
  Noninterest Bearing                                                                        $231,483           $176,315
  Interest Bearing                                                                            737,714            685,905
                                                                                              -------            -------
     Total Deposits                                                                           969,197            862,220

Securities Sold Under Agreements to Repurchase                                                 90,004             41,200
Other Borrowed Funds                                                                           11,678              4,439
Dividends Payable                                                                               2,155              2,162
Other Liabilities                                                                               6,257              4,660
                                                                                            ---------            -------
     Total Liabilities                                                                      1,079,291            914,681


Commitments and Contingencies

SHAREHOLDERS' EQUITY
Common Stock, Par Value $.125 Per Share; 9,608,000 Shares Authorized; 8,031,552
  and 8,019,378 Shares Issued at December 31, 2000 and 1999, respectively                       1,004              1,002
Capital Surplus                                                                                13,634             12,370
Retained Earnings                                                                             131,021            125,173
Treasury stock, at cost, 859,898 and 581,586 shares at December 31, 2000 and
  1999, respectively                                                                          (20,755)           (11,498)
Accumulated Other Comprehensive Income (Loss)                                                     557             (1,941)
                                                                                              -------            -------
     Total Shareholders' Equity                                                               125,461            125,106
                                                                                           ----------         ----------
     Total Liabilities and Shareholders' Equity                                            $1,204,752         $1,039,787
                                                                                           ==========         ==========

See accompanying notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
For the Years Ended December 31,                                             2000                1999               1998
-------------------------------------                                        ----                ----               ----
INTEREST INCOME
Interest and Fees on Loans                                                $60,458             $54,616            $54,556
Interest on Investment Securities:
  Taxable                                                                   9,232               9,191              8,598
  Nontaxable                                                                3,455               3,781              3,585
Interest on Deposits in Other Banks                                            68                  79                154
Interest on Federal Funds Sold and Securities Purchased
  Under Agreements to Resell                                                2,268               1,367              2,788
                                                                           ------              ------             ------
     Total Interest Income                                                 75,481              69,034             69,681

INTEREST EXPENSE
Interest on Deposits                                                       28,900              25,061             27,138
Interest on Securities Sold Under Agreements to
  Repurchase                                                                3,119               1,926              1,762
Interest on Other Borrowed Funds                                              517                 197                247
                                                                           ------              ------             ------
     Total Interest Expense                                                32,536              27,184             29,147
                                                                           ------              ------             ------
     Net Interest Income                                                   42,945              41,850             40,534
Provision for Loan Losses                                                   2,472               2,863              1,134
                                                                           ------              ------             ------
     Net Interest Income After Provision for Loan Losses                   40,473              38,987             39,400

NONINTEREST INCOME
Service Charges and Fees on Deposits                                        5,229               5,220              5,154
Other Service Charges, Commissions, and Fees                                4,009               3,844              3,497
Data Processing Income                                                      1,314               1,380              1,494
Trust Income                                                                1,718               1,466              1,360
Investment Securities Gains, Net                                                                   49                 60
Other                                                                         173                 324                393
                                                                           ------              ------             ------
     Total Noninterest Income                                              12,443              12,283             11,958

NONINTEREST EXPENSE
Salaries and Employee Benefits                                             18,372              17,588             17,813
Occupancy Expenses, Net                                                     2,267               2,207              2,080
Equipment Expenses                                                          2,899               2,993              2,845
Bank Franchise Tax                                                          1,159               1,101              1,005
Other                                                                       8,340               8,548              8,081
                                                                           ------              ------             ------
     Total Noninterest Expense                                             33,037              32,437             31,824
                                                                           ------              ------             ------
     Income Before Income Taxes                                            19,879              18,833             19,534
Income Tax Expense                                                          5,499               4,903              5,287
                                                                          -------             -------            -------
     Net Income                                                           $14,380             $13,930            $14,247
                                                                          =======             =======            =======
NET INCOME PER COMMON SHARE
     Basic and Diluted                                                      $1.97               $1.86              $1.89

WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic                                                                  7,304               7,478              7,555
     Diluted                                                                7,307               7,478              7,555

See accompanying notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


(In thousands)
For the Years Ended December 31,                                             2000                1999               1998
--------------------------------                                             ----                ----               ----

NET INCOME                                                                $14,380             $13,930            $14,247
Other Comprehensive Income (Loss):
  Unrealized Holding Gain (Loss) on Available For Sale
     Securities Arising During the Period, Net of Tax of
     $1,287, ($1,153), and $172, Respectively                               2,498              (2,239)               334
  Reclassification Adjustment for Prior Period Unrealized
     Gain Recognized During Current Period, Net of Tax of
     $37 and $33 in 1999 and 1998                                                                 (71)               (65)
                                                                          -------             -------            -------
Other Comprehensive Income (Loss)                                           2,498              (2,310)               269
                                                                          -------             -------            -------
Comprehensive Income                                                      $16,878             $11,620            $14,516
                                                                          =======             =======            =======

See accompanying notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                      Accumulated
(In thousands, except per share data)                                                                    Other            Total
For the Years Ended                      Common Stock     Capital    Retained    Treasury Stock      Comprehensive     Shareholders'
December 31, 2000, 1999, and 1998      Shares   Amount    Surplus    Earnings   Shares     Amount    Income (Loss)       Equity
-------------------------------------  ------   ------    -------    --------   ------     ------    -------------     -------------
     Balance at January 1, 1998         8,001   $1,000     $9,409    $112,999      438    $(6,465)       $100             $117,043

Net Income                                                             14,247                                               14,247
Other Comprehensive Income                                                                                269                  269
Cash Dividends Declared, $1.00 Per
  Share                                                                (7,554)                                              (7,554)
Purchase of Common Stock                                                            53     (1,856)                          (1,856)
Stock Options Exercised                    11        1        275                                                              276
Noncash Compensation Expense
  Attributed to Stock Option Grants                         1,413                                                            1,413
                                        -----    -----     ------     -------      ---      -----         ---              -------
     Balance at December 31, 1998       8,012    1,001     11,097     119,692      491     (8,321)        369              123,838

Net Income                                                             13,930                                               13,930
Other Comprehensive Loss                                                                               (2,310)              (2,310)
Cash Dividends Declared, $1.13 Per
  Share                                                                (8,449)                                              (8,449)
Purchase of Common Stock                                                            91     (3,177)                          (3,177)
Stock Options Exercised                     8        1        204                                                              205
Noncash Compensation Expense
  Attributed to Stock Option Grants                         1,069                                                            1,069
                                        -----    -----     ------     -------      ---     ------       -----              -------
     Balance at December 31, 1999       8,020    1,002     12,370     125,173      582    (11,498)     (1,941)             125,106

Net Income                                                             14,380                                               14,380
Other Comprehensive Income                                                                              2,498                2,498
Cash Dividends Declared, $1.17 Per
  Share                                                                (8,532)                                              (8,532)
Purchase of Common Stock                                                           278     (9,257)                          (9,257)
Stock Options Exercised                    12        2        297                                                              299
Noncash Compensation Expense
  Attributed to Stock Option Grants                           967                                                              967
                                        -----   ------    -------    --------      ---   --------        ----             --------
     Balance at December 31, 2000       8,032   $1,004    $13,634    $131,021      860   $(20,755)       $557             $125,461
                                        =====   ======    =======    ========      ===   ========        ====             ========

See accompanying notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, (In thousands)                   2000                1999             1998
-----------------------------------------------                   ----                ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                     $14,380             $13,930          $14,247
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization                                2,784               2,951            2,757
    Net Amortization of Investment Security
        Premiums and Discounts:
        Available for Sale                                      (1,014)               (196)            (135)
        Held to Maturity                                            (7)                 25               68
    Provision for Loan Losses                                    2,472               2,863            1,134
    Noncash Compensation Expense                                   967               1,069            1,413
    Mortgage Loans Originated for Sale                         (10,738)            (10,016)         (18,351)
    Proceeds from Sale of Mortgage Loans                        10,761              13,030           15,104
    Deferred Income Tax Benefit                                   (161)               (324)            (131)
    (Gain) Loss on Sale of Mortgage Loans                          (50)                 46               (7)
    (Gain) Loss on Sale of Premises and Equipment                   (5)                (83)              11
    Gain on Sale of Available for Sale Investment
       Securities, Net                                                                 (49)             (60)
    (Increase) Decrease in Accrued Interest
       Receivable                                                 (738)               (130)            (405)
    (Increase) Decrease in Other Assets                           (360)              1,154           (2,853)
    Increase (Decrease) in Accrued Interest Payable                752                (173)              29
    Increase (Decrease) in Other Liabilities                       541                (610)            (177)
                                                                ------              ------           ------
     Net Cash Provided by Operating Activities                  19,584              23,487           12,644

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities and Calls of Investment
  Securities:
     Available for Sale                                        311,677             162,755          135,899
     Held to Maturity                                           12,513               9,448           30,899
Proceeds from Sale of Available for Sale Investment
  Securities                                                    19,989              13,396           25,673
Purchases of Investment Securities:
     Available for Sale                                       (370,342)           (155,863)        (233,379)
     Held to Maturity                                                                                (6,650)
Loans Originated for Investment, Net of Principal
  Collected                                                    (41,642)            (44,037)         (16,843)
Purchases of Premises and Equipment                             (2,821)             (2,257)          (5,911)
Proceeds from Sale of Equipment                                     30                 362               22
                                                                ------              ------           ------
     Net Cash Used in Investing Activities                     (70,596)            (16,196)         (70,290)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits                            106,977              32,219           (4,975)
Net Increase (Decrease) in Other Borrowed Funds                  7,239                 513           (1,464)
Net Increase (Decrease) of Securities Sold Under
  Agreements to Repurchase                                      48,804              14,876          (21,941)
Dividends Paid                                                  (8,539)             (8,401)          (7,256)
Purchase of Common Stock                                        (9,257)             (3,177)          (1,856)
Stock Options Exercised                                            299                 205              232
                                                               -------              ------           ------
     Net Cash Provided By (Used In) Financing Activities       145,523              36,235          (37,260)
                                                               -------              ------           ------
     Net Increase (Decrease) in Cash and Cash Equivalents       94,511              43,526          (94,906)

Cash and Cash Equivalents at Beginning of Year                 135,360              91,834          186,740
                                                              --------            --------          -------
     Cash and Cash Equivalents at End of Year                 $229,871            $135,360          $91,834
                                                              ========            ========          =======
Supplemental Disclosures
Cash Paid During the Year For:
  Interest                                                     $31,784             $27,357          $29,118
  Income Taxes                                                   5,450               6,025            5,185
Cash Dividend Declared and Unpaid                                2,155               2,162            2,113


See accompanying notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Farmers Capital Bank Corporation and Subsidiaries conform to accounting principles generally accepted in the United States of America and general practices applicable to the banking industry. The more significant accounting policies are summarized below:

     BASIS  OF  PRESENTATION  AND   ORGANIZATION
     The consolidated financial statements include the accounts of Farmers Capital Bank Corporation (the "Company"), a financial holding company, and its subsidiaries, including its principal subsidiary, Farmers Bank & Capital Trust Co. All intercompany transactions and accounts have been eliminated in consolidation.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates used in the preparation of the financial statements are based on various factors including the current interest rate environment and the general strength of the local economy. Changes in the overall interest rate environment can significantly affect the Company's net interest income and the value of its recorded assets and liabilities. Actual results could differ from those estimates used in the preparation of the financial statements.

     RECLASSIFICATIONS
     Certain amounts in the accompanying consolidated financial statements presented for prior years have been reclassified to conform with the 2000 presentation. These reclassifications do not affect net income or total shareholders' equity as previously reported.

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

     The Company accounts for impaired loans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition. SFAS No. 114, as amended, requires that impaired loans be measured at the present value of expected future cash flows, discounted at the loan's effective interest rate, at the loan's observable market price, or at the fair value of the collateral if the loan is collateral dependent. Generally, impaired loans are also in nonaccrual status. In certain circumstances, however, the Company may continue to accrue interest on an impaired loan. Cash receipts on impaired loans are applied to the recorded investment in the loan, including any accrued interest receivable. Loans which are part of a large group of smaller-balance homogeneous loans, such as residential mortgage and consumer loans, are collectively evaluated for impairment.

     LOANS HELD FOR SALE
     The Company's operations include a limited amount of mortgage banking. Mortgage banking activities include the origination of residential mortgage loans for sale to various investors. Mortgage loans originated and intended for sale in the secondary market, principally under programs with the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, are carried at the lower of cost or market value and included in net loans on the balance sheet. There were none of these loans at December 31, 2000. Mortgage banking revenues, including origination fees, servicing fees, net gains or losses on sales of mortgages, and other fee income amount to less than 1% of the Company's total revenue for the years ended December 31, 2000, 1999, and 1998.

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

     INCOME TAXES
     Deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense.

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

     TREASURY  STOCK
     The purchase of the Company's common stock is recorded at cost.

2.  INVESTMENT SECURITIES

The following summarizes the amortized cost and estimated fair values of the securities portfolio at December 31, 2000. The summary is divided into available for sale and held to maturity securities.


                                                    Amortized                Gross                   Gross            Estimated
December 31, 2000 (In thousands)                       Cost             Unrealized Gains       Unrealized Losses      Fair Value
--------------------------------                      ------            ----------------       -----------------      ----------
AVAILABLE FOR SALE
U.S. Treasury Securities                              $1,251                                           $1               $1,250
Obligations of U.S. Government Agencies              113,028                   $67                     62              113,033
Obligations of States and Political
  Subdivisions                                        22,692                   151                     39               22,804
Mortgage-Backed Securities                            52,597                   380                     36               52,941
Corporate Debt                                        13,954                    33                     83               13,904
Equity Securities                                      7,053                   434                                       7,487
                                                    --------                ------                   ----             --------
     Total Securities - Available For Sale          $210,575                $1,065                   $221             $211,419
                                                    ========                ======                   ====             ========
HELD TO MATURITY
Obligations of U.S. Government Agencies                 $100                                                              $100
Obligations of States and Political
  Subdivisions                                        48,895                  $622                     $3               49,514
Mortgage-Backed Securities                               395                     4                                         399
                                                     -------                  ----                     --              -------
     Total Securities - Held To Maturity             $49,390                  $626                     $3              $50,013
                                                     =======                  ====                     ==              =======

The following summarizes the amortized cost and estimated fair values of the securities portfolio at December 31, 1999.


                                                    Amortized                Gross                 Gross             Estimated
December 31, 1999 (In thousands)                       Cost              Unrealized Gains     Unrealized Losses      Fair Value
--------------------------------                      ------             ----------------     -----------------      ----------
AVAILABLE FOR SALE
U.S. Treasury Securities                              $3,759                                          $11               $3,748
Obligations of U.S. Government Agencies               76,935                                          938               75,997
Obligations of States and Political
  Subdivisions                                        22,040                    $6                    894               21,152
Mortgage-Backed Securities                            51,710                     5                    826               50,889
Corporate Debt                                        12,252                                          283               11,969
Equity Securities                                      4,189                                                             4,189
                                                    --------                   ---                 ------             --------
     Total Securities - Available For Sale          $170,885                   $11                 $2,952             $167,944
                                                    ========                   ===                 ======             ========
HELD TO MATURITY
Obligations of U.S. Government Agencies               $2,600                                          $13               $2,587
Obligations of States and Political
  Subdivisions                                        58,562                  $192                    448               58,306
Mortgage-Backed Securities                               734                    14                      5                  743
                                                     -------                  ----                   ----              -------
     Total Securities - Held To Maturity             $61,896                  $206                   $466              $61,636
                                                     =======                  ====                   ====              =======

The amortized cost and estimated fair value of the securities portfolio at December 31, 2000, by contractual maturity, are shown below. The summary is divided into available for sale and held to maturity securities. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities in the available for sale portfolio consist primarily of Federal Home Loan Bank ("FHLB") stock and investments in unrelated financial institution stocks, which have no stated maturity and are not included in the maturity schedule that follows.


                                                     Available For Sale                 Held To Maturity
                                                Amortized        Estimated         Amortized        Estimated
December 31, 2000 (In thousands)                   Cost          Fair Value           Cost          Fair Value
--------------------------------                  ------         ----------          ------         ----------
Due in One Year or Less                          $71,631           $71,636           $11,172          $11,193
Due After One Year Through Five Years             53,429            53,388            21,218           21,467
Due After Five Years Through Ten Years            65,591            65,939            16,725           17,075
Due After Ten Years                               12,871            12,969               275              278
                                                --------          --------           -------          -------
     Total                                      $203,522          $203,932           $49,390          $50,013
                                                ========          ========           =======          =======

Gross gains of approximately $75,000 and $100,000 for 1999 and 1998, respectively, were realized on the sale of investment securities. Gross losses of approximately $26,000 and $40,000 were realized during 1999 and 1998, respectively. There were no gross gains or losses realized on the sale of investment securities during 2000.

Investment securities with a book value of $195,217,000 and $157,725,000 at December 31, 2000 and 1999 were pledged to secure public and trust deposits, repurchase agreements, and for other purposes.

3.  LOANS

Major classifications of loans are summarized as follows.

December 31, (In thousands)                           2000                1999
---------------------------                           ----                ----
Commercial, Financial, and Agricultural           $105,247            $105,064
Real Estate - Construction                          40,993              38,471
Real Estate - Mortgage                             425,555             390,598
Installment Loans                                   77,703              78,451
Lease Financing                                     39,669              37,100
                                                   -------             -------
     Total Loans                                   689,167             649,684
  Less Unearned Income                              (5,818)             (6,121)
                                                   -------             -------
     Total Loans, Net of Unearned Income          $683,349            $643,563
                                                   =======             =======

Loans to directors, executive officers and principal shareholders, including loans to affiliated companies of which directors, executive officers and principal shareholders are principal owners, and loans to members of the immediate family of such persons, were approximately $14,641,000 and $15,808,000 at December 31, 2000 and 1999, respectively. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectability. An analysis of the activity with respect to these loans follows.

(In thousands)                                               Amount
--------------                                               ------
Balance, December 31, 1999                                  $15,808
New loans                                                     7,174
Repayments                                                   (6,117)
Loans no longer meeting disclosure requirements and
  other adjustments                                          (2,224)
                                                             -------
     Balance, December 31, 2000                              $14,641
                                                             =======

4.  ALLOWANCE FOR LOAN LOSSES

The Company's recorded investment in impaired loans, as defined in SFAS No. 114, was $2,138,000 at December 31, 2000 and $2,975,000 at December 31, 1999. Of
those amounts, $0 and $1,252,000, respectively, represent loans for which an allowance for loan losses, in the amounts of $0 and $874,000, has been established. For the years ended December 31, 2000 and 1999, the recorded investment in impaired loans averaged $3,891,000 and $2,463,000, respectively. Interest income recognized on impaired loans totaled $34,000, $331,000, and $103,000 for the years 2000, 1999, and 1998, respectively.

The Company's charge off policy for impaired loans does not differ from the charge off policy for loans outside the definition of SFAS No. 114. Loans that are delinquent in excess of 120 days are charged off unless the borrower continues to maintain a satisfactory financial standing and/or the collateral securing the debt is of such value that any loss appears to be unlikely.

An analysis of the allowance for loan losses follows.

Year Ended December 31, (In thousands)        2000           1999          1998
--------------------------------------        ----           ----          ----
Balance, Beginning of Year                  $9,659         $9,048        $9,114
Provisions for Loan Losses                   2,472          2,863         1,134
Recoveries                                     777            690         1,072
Loans Charged Off                           (2,659)        (2,942)       (2,272)
                                           -------         ------        ------
     Balance, End of Year                  $10,249         $9,659        $9,048
                                           =======         ======        ======

5.  PREMISES AND EQUIPMENT

Premises and equipment consist of the following.

December 31, (In thousands)                              2000             1999
---------------------------                              ----             ----
Land, Buildings, and Leasehold Improvements           $30,895          $30,236
Furniture and Equipment                                14,694           12,676
                                                       ------           ------
     Total Premises and Equipment                      45,589           42,912
Less Accumulated Depreciation and Amortization        (20,673)         (18,503)
                                                      -------          -------
     Premises and Equipment, Net                      $24,916          $24,409
                                                      =======          =======

Depreciation   and  amortization  of  premises  and  equipment  was  $2,289,000,
$2,430,000, and $2,230,000 in 2000, 1999, and 1998, respectively.

6.  DEPOSIT LIABILITIES

Time deposits of $100,000 or more at December 31, 2000 and 1999 were $73,615,000 and $62,683,000, respectively.

At December 31, 2000, the scheduled maturities of time deposits were as follows.

(In thousands)                           Amount
--------------                           ------
2001                                   $207,353
2002                                     88,871
2003                                     56,284
2004                                      4,808
2005                                      4,221
Thereafter                                1,328
                                       --------
     Total                             $362,865
                                       ========

7.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS

Securities sold under agreements to repurchase represent borrowings by the Company which generally mature one business day following the date of the transaction. Information pertaining to such borrowings is as follows.

December 31, (Dollars in thousands)                    2000              1999
-----------------------------------                    ----              ----
Average Balance During the Year                     $52,773           $41,741
Average Interest Rate During the Year                  5.91%             4.61%
Maximum Month End Balance During the Year           $90,004          $100,588


Other borrowed funds consist primarily of advances to the subsidiary banks from the Federal Home Loan Bank of Cincinnati. Such borrowings were $9,843,000 and $2,726,000 at December 31, 2000 and 1999, respectively. The weighted average interest rate on FHLB advances was 6.90% and 7.36% at December 31, 2000 and 1999, respectively. The subsidiary banks pledge FHLB stock and extend a blanket pledge of certain 1-4 family first mortgage loans as collateral for these advances. The aggregate balance of the pledged loans must equal 125% of the outstanding advances.

Maturities of long term borrowings at December 31, 2000 are as follows.

(In thousands)                              Amount
--------------                              ------
2001                                        $7,473
2002                                         1,557
2003                                           525
2004                                           197
2005                                           197
Thereafter                                     552
                                           -------
     Total                                 $10,501
                                           =======

8.  INCOME TAXES

The components of income tax expense are as follows.

December 31, (In thousands)                       2000         1999        1998
---------------------------                       ----         ----        ----
Currently Payable                               $5,660       $5,227      $5,418
Deferred Income Taxes                             (161)        (324)       (131)
                                                 -----        -----       -----
     Total Applicable to Operations              5,499        4,903       5,287

Charged to Components of Shareholders' Equity:
  Net Unrealized Securities Gains                1,286       (1,190)        139
                                                ------       ------      ------
     Total Income Taxes                         $6,785       $3,713      $5,426
                                                ======       ======      ======

An analysis of the difference between the effective income tax rates and the statutory federal income tax rate follows.

December 31,                                      2000         1999        1998
------------                                      ----         ----        ----
Federal Statutory Rate                            35.0%        35.0%       35.0%
Changes From Statutory Rates Resulting From:
  Tax Exempt Interest                             (7.2)        (8.6)       (7.7)
  Nondeductible Interest To Carry Municipal         .9          1.0          .9
Obligations
  Amortization of Intangibles                       .8           .9          .9
  Low Income Housing Tax Credits                  (1.7)        (2.1)       (1.0)
  Other, Net                                       (.1)         (.2)       (1.0)
                                                  ----         ----        ----
     Effective Tax Rate                           27.7%        26.0%       27.1%
                                                  ====         ====        ====

The tax effects of the significant temporary differences which comprise deferred tax assets and liabilities at December 31, 2000 and 1999 follows.

December 31, (In thousands)                         2000               1999
---------------------------                         ----               ----
ASSETS
Allowance for loan losses                         $3,587             $3,381
Deferred Directors' Fees                             165                153
Post Retirement Benefit Obligations                  625                586
Stock Options                                      1,108                808
Self-funded Insurance                                 89                 81
Investment Securities                                                   712
                                                   -----              -----
     Total Deferred Tax Assets                     5,574              5,721

LIABILITIES
Depreciation                                       1,366              1,403
Investment Securities                                694
Deferred Loan Fees                                 1,090              1,079
Lease Financing Operations                         2,003              1,852
Other                                                165                139
                                                   -----              -----
     Total Deferred Tax Liabilities                5,318              4,473
                                                   -----             ------
     Net Deferred Tax Asset                         $256             $1,248
                                                    ====             ======

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2000.

9.  RETIREMENT PLANS

The Company maintains a defined contribution-money purchase pension plan which covers substantially all employees. The Company's contributions under the plan are based upon a percentage of covered employees' salaries.

The Company has established a stock bonus/employee stock ownership plan for the benefit of substantially all employees of the Company. The Company's contributions under the plan are based upon a percentage of covered employees' salaries, and are paid at the discretion of the Board of Directors of the Company. The Company contributes cash to the plan and Company shares are purchased with the cash in the open market. There were no cash or stock contributions to the plan in each of the years in the three-year period ended December 31, 2000.

The Company has also established a profit-sharing plan which covers substantially all employees. The Company will match all eligible employee contributions up to 4% of the participant's compensation. The Company may, at the discretion of the Board, contribute an additional amount based upon a percentage of covered employees' salaries.

The total retirement plan expense for 2000, 1999, and 1998 was $915,000, $842,000, and $893,000, respectively.

10. COMMON STOCK OPTIONS

In 1997, the Company's Board of Directors approved a nonqualified stock option plan which provides for granting of stock options to key employees and officers of the Company. The plan was subsequently ratified by the Company's shareholders at its annual shareholders' meeting held on May 12, 1998, the measurement date of the plan. All stock options are awarded at a price equal to the fair market value of the Company's common stock at the date the options are granted. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, since options were granted during 1997 at the fair market value of the Company's stock on the grant date, and the measurement date occurred during 1998, the Company recognizes noncash compensation expense based on the intrinsic value of the stock options measured on the date of shareholder ratification of the plan. The amount of noncash compensation expense is being amortized over the vesting period of the options. The amount of such expense recorded in 2000, 1999 and 1998, net of tax, was $629,000, $724,000 and $918,000, respectively. At December 31, 2000, the schedule of approximate noncash compensation expense related to the Company's stock option plan, net of tax and unadjusted for future forfeitures, is shown in the table below.

Year (In thousands)                         Amount
-------------------                         ------
2001                                          $628
2002                                           534
2003                                           294
2004                                           143
                                            ------
     Total                                  $1,599
                                            ======

Had compensation expense been determined under the fair value method described in SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and income per common share would have been as shown in the table below.

December 31, (In thousands, except per share data)     2000       1999      1998
--------------------------------------------------     ----       ----      ----
NET INCOME
  As Reported                                       $14,380    $13,930   $14,247
  Proforma                                           14,341     13,884    14,189

NET INCOME PER COMMON SHARE
  Basic, As Reported                                  $1.97      $1.86     $1.89
  Basic, Proforma                                      1.96       1.86      1.88

  Diluted, As Reported                                 1.97       1.86      1.89
  Diluted, Proforma                                    1.96       1.86      1.88


The fair value of the options granted are estimated as of the measurement date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000 and 1997, respectively: dividend yield of 3.12% and 3.18%; expected volatility of 29.6% and 23.4%; risk free interest rate of 6.71% and 5.75%; and expected life of seven years for both grants. The weighted average fair value of options granted during 2000 and 1997 was $9.25 and $16.11 per share, respectively.

The plan provides for the granting of options to purchase up to 450,000 shares of the Company's common stock at a price equal to the fair market value of the Company's common stock on the date the option is granted. The term of the options expires after ten years from the date on which the options are granted. Options granted under the plan vest ratably over various time periods ranging from four to seven years. All options granted must be held for a minimum of one year before they can be exercised. Forfeited options are available for the granting of additional stock options under the plan.

A summary of the status of the Company's stock option plan as of December 31, 2000, 1999, and 1998 and changes during the years ended on those dates is presented below.


                                              2000                            1999                         1998
                                                     Weighted                       Weighted                    Weighted
                                                      Average                        Average                     Average
                                        Shares          Price         Shares           Price         Shares        Price
                                        ------          -----         ------           -----         ------        -----
Outstanding at January 1               371,446         $24.50        394,136          $24.50        450,000       $24.50
  Granted                               54,000          29.75
  Forfeited                             (3,429)         27.56        (14,337)          24.50        (41,382)       24.50
  Exercised                            (12,174)         24.50         (8,353)          24.50        (14,482)       24.50
                                       -------         ------        -------          ------        -------       ------
Outstanding at December 31             409,843         $25.17        371,446          $24.50        394,136       $24.50
                                       =======         ======        =======          ======        =======       ======

                                              2000                            1999                          1998
                                                     Weighted                       Weighted                    Weighted
                                                      Average                        Average                     Average
                                        Shares          Price         Shares           Price         Shares        Price
                                        ------          -----         ------           -----         ------        -----
Exercisable                            175,572         $24.50        123,839          $24.50         63,356       $24.50

The exercise price range of outstanding options at December 31, 2000 was $24.50 to $29.75 and the weighted average contractual life was 7.03 years.

11.  POSTRETIREMENT BENEFITS

The Company provides lifetime medical and dental benefits for certain eligible retired employees. Only employees meeting the eligibility requirements as of December 31, 1989 will be eligible for such benefits upon retirement. The entire cost of these benefits is paid for by the Company. The plan is unfunded.

The following schedules set forth a reconciliation of the changes in the plan's benefit obligation and funded status for the periods ended December 31, 2000 and 1999.

(In thousands)                                      2000                1999
--------------                                      ----                ----
RECONCILIATION OF BENEFIT OBLIGATION
Obligation at Beginning of Year                   $2,630              $2,535
Service Cost                                           2                   2
Interest Cost                                        190                 165
Actuarial Loss                                       264                  94
Benefit Payments                                    (211)               (166)
                                                  ------              ------
     Obligation at End of Year                    $2,875              $2,630
                                                  ======              ======

FUNDED STATUS                                    $(2,875)            $(2,630)
Unrecognized Transition Obligation                 1,218               1,319
Unrecognized Prior Service Cost                      339                 382
Unrecognized Gain                                   (431)               (726)
                                                 -------             -------
     Accrued Postretirement Benefit Costs        $(1,749)            $(1,655)
                                                 =======             =======


The following table provides disclosure of the net periodic benefit cost as of December 31.

(In thousands)                                      2000               1999
--------------                                      ----               ----
Service Cost                                          $2                 $2
Interest Cost                                        190                165
Amortization of Transition Obligation                101                102
Amortization of Prior Service Cost                    43                 42
Amortization of Net Gain                             (30)               (39)
                                                    ----               ----
     Net Periodic Benefit Cost                      $306               $272
                                                    ====               ====
Major Assumptions:
     Discount Rate                                  7.25%              7.25%


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

(In thousands)                                    1% Increase       1% Decrease
--------------                                    -----------       -----------
Effect on Total of Service and Interest Cost
  Components of Net Periodic Postretirement

  Health Care Benefit Cost                            $19               $(17)


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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Total commitments to extend credit were $117,890,000 and $134,378,000 at December 31, 2000 and 1999,
respectively. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, marketable securities, inventory, premises and equipment, residential real estate, and income producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The credit risk involved in issuing letters of credit is essentially the same as that received when extending credit to customers. The Company had approximately $6,460,000 and $4,421,000 in irrevocable letters of credit outstanding at December 31, 2000 and 1999, respectively.

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

15.  CONTINGENCIES

As of December 31, 2000, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material adverse effect upon the consolidated financial statements of the Company.

16.  REGULATORY MATTERS

Payment of dividends by the Company's subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. At December 31, 2000, combined retained earnings of the subsidiary banks were approximately $52,948,000 of which $18,726,000 was available for the payment of dividends in 2001 without obtaining prior approval from bank regulatory agencies.

Included in cash and due from banks are certain noninterest bearing deposits that are held at the Federal Reserve Bank and correspondent banks in accordance with regulatory reserve requirements specified by the Federal Reserve Board of Governors. The reserve requirement was $7,721,000 and $8,333,000 at December 31, 2000 and 1999, respectively.

The Company and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements will initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the banks must meet specific capital guidelines that involve quantitative measures of the banks' assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and its subsidiary banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the tables below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). The Company and each of the subsidiary banks meet all capital adequacy requirements to which they are subject as of December 31, 2000.

As of December 31, 2000, the most recent notification from the FDIC categorized the banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the tables. There are no conditions or events since that notification that management believes have changed the institutions' category.

The banks' actual capital amounts and ratios are also presented in the following tables.


                                                                                                     To Be Well Capitalized
                                                                               For Capital           Under Prompt Corrective
                                                        Actual              Adequacy Purposes           Action Provisions
December 31, 2000 (Dollars in thousands)           Amount     Ratio        Amount        Ratio         Amount        Ratio
----------------------------------------           ------     -----        ------        -----         ------        -----
TIER 1 CAPITAL (TO RISK-WEIGHTED ASSETS)
Consolidated                                     $124,580     16.66%      $29,917        4.00%
Farmers Bank & Capital Trust Co.                   43,988     13.98        12,587        4.00         $18,880        6.00%
Farmers Bank and Trust Company                     13,512     12.97         4,166        4.00           6,249        6.00
Lawrenceburg National Bank                          9,912     12.56         3,157        4.00           4,736        6.00
First Citizens Bank                                11,127     11.94         3,729        4.00           5,593        6.00
United Bank & Trust Co.                            12,478     13.30         3,754        4.00           5,631        6.00
Kentucky Banking Centers, Inc.                      7,141     10.81         2,641        4.00           3,962        6.00

TOTAL CAPITAL (TO RISK-WEIGHTED ASSETS)
Consolidated                                     $134,069     17.93%      $59,834        8.00%
Farmers Bank & Capital Trust Co.                   47,922     15.23        25,173        8.00         $31,466       10.00%
Farmers Bank and Trust Company                     14,816     14.23         8,332        8.00          10,416       10.00
Lawrenceburg National Bank                         10,901     13.81         6,315        8.00           7,893       10.00
First Citizens Bank                                12,294     13.19         7,457        8.00           9,322       10.00
United Bank & Trust Co.                            13,653     14.55         7,508        8.00           9,385       10.00
Kentucky Banking Centers, Inc.                      7,968     12.07         5,283        8.00           6,603       10.00

TIER 1 CAPITAL (TO AVERAGE ASSETS)
Consolidated                                     $124,580     12.13%      $41,097        4.00%
Farmers Bank & Capital Trust Co.                   43,988      9.56        18,398        4.00         $22,998        5.00%
Farmers Bank and Trust Company                     13,512      9.51         5,685        4.00           7,106        5.00
Lawrenceburg National Bank                          9,912      9.18         4,319        4.00           5,399        5.00
First Citizens Bank                                11,127      8.64         5,151        4.00           6,439        5.00
United Bank & Trust Co.                            12,478      9.50         5,251        4.00           6,564        5.00
Kentucky Banking Centers, Inc.                      7,141      8.53         3,348        4.00           4,185        5.00



                                                                                                     To Be Well Capitalized
                                                                              For Capital            Under Prompt Corrective
                                                        Actual              Adequacy Purposes           Action Provisions
December 31, 1999 (Dollars in thousands)           Amount     Ratio        Amount        Ratio         Amount        Ratio
----------------------------------------           ------     -----        ------        -----         ------        -----
TIER 1 CAPITAL (TO RISK-WEIGHTED ASSETS)
Consolidated                                     $126,229     18.63%      $27,097        4.00%
Farmers Bank & Capital Trust Co.                   43,597     15.48        11,268        4.00         $16,903        6.00%
Farmers Bank and Trust Company                     11,969     13.02         3,678        4.00           5,517        6.00
Lawrenceburg National Bank                          9,688     13.35         2,903        4.00           4,355        6.00
First Citizens Bank                                11,565     13.30         3,478        4.00           5,217        6.00
United Bank & Trust Co.                            11,760     13.89         3,387        4.00           5,081        6.00
Kentucky Banking Centers, Inc.                      7,455     11.40         2,615        4.00           3,923        6.00

TOTAL CAPITAL (TO RISK-WEIGHTED ASSETS)
Consolidated                                     $134,712     19.89%      $54,194        8.00%
Farmers Bank & Capital Trust Co.                   47,122     16.73        22,537        8.00         $28,171       10.00%
Farmers Bank and Trust Company                     13,121     14.27         7,356        8.00           9,196       10.00
Lawrenceburg National Bank                         10,597     14.60         5,806        8.00           7,258       10.00
First Citizens Bank                                12,654     14.55         6,956        8.00           8,695       10.00
United Bank & Trust Co.                            12,821     15.14         6,775        8.00           8,469       10.00
Kentucky Banking Centers, Inc.                      8,273     12.65         5,230        8.00           6,538       10.00

TIER 1 CAPITAL (TO AVERAGE ASSETS)
Consolidated                                     $126,229     12.77%      $39,529        4.00%
Farmers Bank & Capital Trust Co.                   43,597     10.05        17,355        4.00         $21,964        5.00%
Farmers Bank and Trust Company                     11,969      8.99         5,327        4.00           6,658        5.00
Lawrenceburg National Bank                          9,688      9.31         4,163        4.00           5,203        5.00
First Citizens Bank                                11,565      9.18         5,039        4.00           6,298        5.00
United Bank & Trust Co.                            11,760      9.32         5,048        4.00           6,310        5.00
Kentucky Banking Centers, Inc.                      7,455      8.67         3,438        4.00           4,297        5.00

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

18.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. This Statement requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet for which it is practicable to estimate that value. The estimated fair value amounts have been determined by the Company using available market information and present value or other valuation techniques. These derived fair values are subjective in nature, involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from the disclosure requirements. Accordingly, the aggregate fair value amounts presented are not intended to represent the underlying value of the Company.

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

The estimated fair values of the Company's financial instruments are as follows.


December 31,                                              2000                                     1999
                                                 Carrying           Fair                Carrying            Fair
(In thousands)                                     Amount          Value                  Amount           Value
--------------                                     ------          -----                  ------           -----
ASSETS
Cash and Cash Equivalents                        $229,871       $229,871                $135,360        $135,360
Investment Securities:
  Available for Sale                              211,419        211,419                 167,944         167,944
  Held to Maturity                                 49,390         50,013                  61,896          61,636
Loans, Net                                        673,100        670,676                 633,904         629,661

LIABILITIES
Deposits                                          969,197        969,887                 862,220         862,750
Securities Sold Under Agreements to
  Repurchase and Other Borrowed Funds             101,682        101,693                  45,639          45,477


19.  PARENT COMPANY FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, (In thousands)                               2000            1999
---------------------------                               ----            ----
ASSETS
Cash on Deposit with Subsidiaries                       $24,386         $31,846
Interest Bearing Deposits in Other Banks                                    100
Investment Securities Available for Sale                  2,935
Investment in Subsidiaries                               99,631          95,856
Other Assets                                              1,793             517
                                                       --------        --------
     Total Assets                                      $128,745        $128,319
                                                       ========        ========

LIABILITIES
Dividends Payable                                        $2,155          $2,162
Other Liabilities                                         1,129           1,051
                                                          -----           -----
     Total Liabilities                                    3,284           3,213
                                                          -----           -----

SHAREHOLDERS' EQUITY
Common Stock                                              1,004           1,002
Capital Surplus                                          13,634          12,370
Retained Earnings                                       131,021         125,173
Treasury stock                                          (20,755)        (11,498)
Accumulated Other Comprehensive Income (Loss)               557          (1,941)
                                                        -------         -------
     Total Shareholders' Equity                         125,461         125,106
                                                        -------         -------
     Total Liabilities and Shareholders' Equity        $128,745        $128,319
                                                        =======         =======


CONDENSED STATEMENTS OF INCOME

December 31, (In thousands)                                          2000              1999           1998
---------------------------                                          ----              ----           ----
INCOME
Dividends from Subsidiaries                                        $14,363           $10,382         $5,274
Interest Income                                                         91                21             54
Other Dividend Income                                                   86
Other Income                                                           954               912            946
                                                                    ------            ------          -----
     Total Income                                                   15,494            11,315          6,274

EXPENSE
Other Expense                                                        2,503             2,417          2,424
                                                                     -----             -----          -----
     Total Expense                                                   2,503             2,417          2,424
                                                                     -----             -----          -----
     Income Before Income Tax Benefit and Equity in
       Undistributed Income of Subsidiaries                         12,991             8,898          3,850
Income Tax Benefit                                                     503               537            637
                                                                    ------             -----          -----
     Income Before Equity in Undistributed Income of
       Subsidiaries                                                 13,494             9,435          4,487
Equity in Undistributed Income of Subsidiaries                         886             4,495          9,760
                                                                   -------           -------        -------
     Net Income                                                    $14,380           $13,930        $14,247
                                                                   =======           =======        =======


CONDENSED STATEMENTS OF CASH FLOWS

December 31, (In thousands)                                       2000            1999           1998
---------------------------                                       ----            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                     $14,380         $13,930        $14,247
Adjustments to Reconcile Net Income to Net Cash Provided
  by Operating Activities:
     Equity in Undistributed Income of Subsidiaries               (886)         (4,495)        (9,760)
     Noncash Compensation Expense                                  293             298            410
     Change in Other Assets and Liabilities, Net                (1,270)              6           (279)
     Deferred Income Tax (Benefit) Expense                         (78)            (22)           144
                                                                ------           -----          ------
     Net Cash Provided By Operating Activities                  12,439           9,717          4,762

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Investment Securities Available for Sale           (2,502)
                                                                 -----
     Net Cash Used in Investing Activities                      (2,502)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends Paid                                                  (8,539)         (8,401)        (7,256)
Purchase of Common Stock                                        (9,257)         (3,177)        (1,856)
Stock Options Exercised                                            299             205            232
                                                                ------          ------          -----
     Net Cash Used in Financing Activities                     (17,497)        (11,373)        (8,880)
                                                                ------          ------          -----
     Net Decrease in Cash and Cash Equivalents                  (7,560)         (1,656)        (4,118)
Cash and Cash Equivalents at Beginning of Year                  31,946          33,602         37,720
                                                                -------         -------       -------
     Cash and Cash Equivalents at End of Year                   $24,386         $31,946       $33,602
                                                                =======         =======       =======
SUPPLEMENTAL DISCLOSURES
Cash Paid During the Year for Income Taxes                       $5,450          $6,025        $5,185
Cash Dividend Declared and Unpaid                                 2,155           2,162         2,113

20.  QUARTERLY FINANCIAL DATA

Unaudited (In thousands, except per share data)
Quarters Ended 2000                                    March 31           June 30         Sept. 30         Dec. 31
--------------------                                   --------           -------         --------         -------
Interest Income                                         $17,940           $18,467          $19,146         $19,928
Interest Expense                                          7,081             7,789            8,370           9,296
                                                         ------            ------           ------          ------
     Net Interest Income                                 10,859            10,678           10,776          10,632
Provision for Loan Losses                                   260             1,167              460             585
                                                         ------             -----           ------          ------
     Net Interest Income After Provision for
     Loan Losses                                         10,599             9,511           10,316          10,047

Other Income                                              3,064             3,268            3,146           2,965
Other Expense                                             8,282             8,507            8,153           8,095
                                                          -----             -----            -----           -----
     Income Before Income Taxes                           5,381             4,272            5,309           4,917
Income Tax Expense                                        1,383             1,320            1,522           1,274
                                                         ------            ------           ------          ------
     Net Income                                          $3,998            $2,952           $3,787          $3,643
                                                         ======            ======           ======          ======

Net Income per Common Share, Basic and Diluted            $0.54             $0.40            $0.52           $0.51

Weighted Average Shares Outstanding, Basic                7,422             7,346            7,263           7,188
Weighted Average Shares Outstanding, Diluted              7,423             7,348            7,279           7,215


Unaudited (In thousands, except per share data)
Quarters Ended 1999                                    March 31           June 30         Sept. 30         Dec. 31
--------------------                                   --------           -------         --------         -------
Interest Income                                         $17,032           $17,090          $17,349         $17,563
Interest Expense                                          6,842             6,705            6,698           6,939
                                                         ------            ------           ------          ------
     Net Interest Income                                 10,190            10,385           10,651          10,624
Provision for Loan Losses                                   194               441              506           1,722
                                                         ------            ------           ------          ------
     Net Interest Income After Provision for
     Loan Losses                                          9,996             9,944           10,145           8,902

Other Income                                              2,892             3,113            2,950           3,328
Other Expense                                             8,011             8,219            7,906           8,301
                                                          -----             -----            -----           -----
     Income Before Income Taxes                           4,877             4,838            5,189           3,929
Income Tax Expense                                        1,374             1,170            1,421             938
                                                         ------            ------           ------          ------
     Net Income                                          $3,503            $3,668           $3,768          $2,991
                                                         ======            ======           ======          ======

Net Income per Common Share, Basic and Diluted            $0.47             $0.49            $0.50           $0.40

Weighted Average Shares Outstanding, Basic                7,514             7,488            7,458           7,455
Weighted Average Shares Outstanding, Diluted              7,514             7,488            7,475           7,456

SHAREHOLDER INFORMATION

CORPORATE ADDRESS
The headquarters of Farmers Capital Bank Corporation is located at:

         202 West Main Street
         Frankfort, Kentucky 40601

DIRECT CORRESPONDENCE TO:
         Farmers Capital Bank Corporation
         P.O. Box 309
         Frankfort, Kentucky 40602-0309
         Phone: (502) 227-1600
         www.farmerscapital.com

ANNUAL MEETING
The annual meeting of shareholders of Farmers Capital Bank Corporation will be held Tuesday, May 8, 2001 at 11:00 a.m. at the main office of Farmers Bank & Capital Trust Co., Frankfort, Kentucky.

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

NASDAQ MARKET MAKERS
J.J.B. Hilliard, W.L. Lyons, Inc.
  (502) 588-8400
  (800) 444-1854

Knight Securities LP
  (800) 302-9197

Morgan, Keegan and Company
  (800) 260-0280

The Transfer Agent and Registrar for Farmers Capital Bank Corporation is the Farmers Bank & Capital Trust Co.

                                   EXHIBIT 21

                         SUBSIDIARIES OF THE REGISTRANT

     The following table provides a listing of the direct and indirect operating subsidiaries of the Registrant, the percent of voting stock held by the Registrant as of December 31, 2000 and the jurisdiction of incorporation in which each subsidiary was incorporated or organized.


                                                                        Percentage of
                                                                           Voting

                                                    Jurisdiction        Stock held by
Subsidiaries of the Registrant                     of Incorporation      Registrant
------------------------------                     ----------------     --------------

Farmers Bank & Capital Trust Co.                       Kentucky              100%

United Bank & Trust Company                            Kentucky              100%

First Citizens Bank                                    Kentucky              100%

Lawrenceburg National Bank                             Kentucky              100%

Farmers Bank and Trust Company                         Kentucky              100%

Kentucky Banking Centers, Inc.                         Kentucky              100%

FCB Services, Incorporated                             Kentucky              100%

Kentucky General Life Insurance Company, Inc.          Kentucky                1

Farmers Capital Insurance Corporation 2                Kentucky

Farmers Fidelity Insurance Agency, LLP 3               Kentucky

Farmers Bank Realty Co. 2                              Kentucky

Leasing One Corporation 2                              Kentucky

E Properties, Inc. 2                                   Kentucky


1  None Issued

2  A wholly owned subsidiary of Farmers Bank & Capital Trust Co.

3  A fifty (50%) percent owned LLP of Farmers Capital Insurance Corporation

                                   EXHIBIT 23

                          INDEPENDENT AUDITORS' CONSENT

The Board of Directors
Farmers Capital Bank Corporation

     We consent to incorporation by reference in the registration statement (No. 333-63037) on Form S-8 of Farmers Capital Bank Corporation of our report dated January 16, 2001, relating to the consolidated balance sheets of Farmers Capital Bank Corporation and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 2000, which report appears in the December 31, 2000 annual report on Form 10-K of Farmers Capital Bank Corporation.

/s/ KPMG LLP

Louisville, Kentucky
March 26, 2001