Form 10-Q
period 2001-03-31
FARMERS CAPITAL BANK CORP
filed 2001-05-10
CIK 713095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                         For the transition period from
                          ____________ to ____________

                         Commission File Number 0-14412

                        Farmers Capital Bank Corporation
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


              Kentucky                                   61-1017851
---------------------------------------   --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

P.O. Box 309, 202 West Main Street
Frankfort, Kentucky                                        40602
---------------------------------------   --------------------------------------
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

                    Common stock, par value $0.125 per share
                   6,962,754 shares outstanding at May 6, 2001

                                TABLE OF CONTENTS

Part I - Financial Information                                                Page No.
------------------------------                                                --------
  Item 1 - Financial Statements

     Unaudited Consolidated Balance Sheets -
          March 31, 2001 and December 31, 2000                                  3

     Unaudited Consolidated Statements of Income -
          For the Three Months Ended
          March 31, 2001 and March 31, 2000                                     4

     Unaudited Consolidated Statements of Comprehensive Income -
          For the Three Months Ended
          March 31, 2001 and March 31, 2000                                     5

     Unaudited Consolidated Statements of Cash Flows -
          For the Three Months Ended
          March 31, 2001 and March 31, 2000                                     6

     Unaudited Consolidated Statements of Changes in Shareholders' Equity -
          For the Three Months Ended
          March 31, 2001 and March 31, 2000                                     7

     Notes to Unaudited Consolidated Financial Statements                       8

  Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                  9

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk          13

Part II - Other Information
---------------------------
  Item 1 - Legal Proceedings                                                   13

  Item 6 - Exhibits and Reports on Form 8-K                                    14

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------------
                                                                         March 31,        December 31,
(In thousands, except per share data)                                        2001                2000
--------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents:
     Cash and due from banks                                               $63,782            $162,034
     Interest bearing deposits in other banks                                2,314               1,912
     Federal funds sold and securities purchased under
          agreements to resell                                              80,918              65,925
--------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                  147,014             229,871
--------------------------------------------------------------------------------------------------------
Investment securities:
     Available for sale                                                    203,873             211,419
     Held to maturity                                                       45,069              49,390
--------------------------------------------------------------------------------------------------------
          Total investment securities                                      248,942             260,809
--------------------------------------------------------------------------------------------------------
Loans, net of unearned income                                              693,566             683,349
Allowance for loan losses                                                  (10,410)            (10,249)
--------------------------------------------------------------------------------------------------------
          Loans, net                                                       683,156             673,100
--------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                 24,998              24,916
Other assets                                                                15,683              16,056
--------------------------------------------------------------------------------------------------------
          Total assets                                                  $1,119,793          $1,204,752
--------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits:
     Noninterest bearing                                                  $144,196            $231,483
     Interest bearing                                                      746,418             737,714
--------------------------------------------------------------------------------------------------------
          Total deposits                                                   890,614             969,197
--------------------------------------------------------------------------------------------------------
Securities sold under agreements to repurchase                              90,164              90,004
Other borrowed funds                                                         7,637              11,678
Dividends payable                                                            2,144               2,155
Other liabilities                                                            8,208               6,257
--------------------------------------------------------------------------------------------------------
          Total liabilities                                                998,767           1,079,291
--------------------------------------------------------------------------------------------------------
Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock, par value $0.125 per share
     9,608,000 shares authorized; 8,033,152 and 8,031,552
     shares issued at March 31, 2001 and December 31, 2000,
     respectively                                                            1,004               1,004
Capital surplus                                                             13,915              13,634
Retained earnings                                                          132,783             131,021
Treasury stock, at cost
     1,066,298 and 859,898 shares at March 31, 2001 and
     December 31, 2000, respectively                                       (28,052)            (20,755)
Accumulated other comprehensive income                                       1,376                 557
--------------------------------------------------------------------------------------------------------
          Total shareholders' equity                                       121,026             125,461
--------------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity                    $1,119,793          $1,204,752
--------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
Three months ended March 31,                                                     2001                 2000
------------------------------------------------------------------------------------------------------------
Interest income
Interest and fees on loans                                                    $15,392              $14,414
Interest on investment securities:
     Taxable                                                                    2,640                2,254
     Nontaxable                                                                   798                  891
Interest on deposits in other banks                                                25                   24
Interest of federal funds sold and securities purchased under
     agreements to resell                                                       1,190                  357
------------------------------------------------------------------------------------------------------------
          Total interest income                                                20,045               17,940
------------------------------------------------------------------------------------------------------------
Interest expense
Interest on deposits                                                            8,001                6,513
Interest on securities sold under agreements to repurchase                      1,256                  500
Interest on other borrowed funds                                                  152                   68
------------------------------------------------------------------------------------------------------------
          Total interest expense                                                9,409                7,081
------------------------------------------------------------------------------------------------------------
     Net interest income                                                       10,636               10,859
------------------------------------------------------------------------------------------------------------
Provision for loan losses                                                         223                  260
------------------------------------------------------------------------------------------------------------
     Net interest income after provision for loan losses                       10,413               10,599
------------------------------------------------------------------------------------------------------------
Noninterest income
Service charges and fees on deposits                                            1,554                1,289
Other service charges, commissions, and fees                                      923                1,014
Data processing income                                                            328                  315
Trust income                                                                      386                  362
Gain on sale of available for sale investment securities, net                     279
Gain on sale of mortgage loans                                                     32                    4
Other                                                                              30                   80
------------------------------------------------------------------------------------------------------------
          Total noninterest income                                              3,532                3,064
------------------------------------------------------------------------------------------------------------
Noninterest expense
Salaries and employee benefits                                                  4,934                4,764
Occupancy expenses, net                                                           584                  560
Equipment expenses                                                                807                  675
Bank franchise tax                                                                296                  285
Other                                                                           1,887                1,998
------------------------------------------------------------------------------------------------------------
          Total noninterest expense                                             8,508                8,282
------------------------------------------------------------------------------------------------------------
          Income before income taxes                                            5,437                5,381
------------------------------------------------------------------------------------------------------------
Income tax expense                                                              1,531                1,383
------------------------------------------------------------------------------------------------------------
Net income                                                                     $3,906               $3,998
------------------------------------------------------------------------------------------------------------
Net income per common share
     Basic and diluted                                                           $.55                 $.54
------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding
     Basic                                                                      7,099                7,422
     Diluted                                                                    7,121                7,423
------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
------------------------------------------------------------------------------------------
Three months ended March 31, (In thousands)                        2001             2000
------------------------------------------------------------------------------------------
Net Income                                                      $ 3,906          $ 3,998
Other comprehensive income (loss):
     Unrealized holding gain (loss) on available for sale
     securities arising during the period, net of tax
     of $510 and ($243), respectively                               990             (472)
Reclassification adjustment for prior period:
     Unrealized gain recognized during current period,
     net of tax of ($88) and $0, respectively                      (171)
------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                   819             (472)
------------------------------------------------------------------------------------------
Comprehensive income                                            $ 4,725          $ 3,526
------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.


UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------
Three months ended March 31, (In thousands)                                     2001             2000
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                               $3,906           $3,998
     Adjustments to reconcile net income to net cash provided
          by operating activities:
          Depreciation and amortization                                          877              653
          Net amortization of investment security premiums and
                discounts:
                Available for sale                                              (305)            (162)
                Held to maturity                                                   3               (1)
          Provision for loan losses                                              223              260
          Noncash compensation expense                                           242              244
          Mortgage loans originated for sale                                  (5,441)          (1,122)
          Proceeds from sale of mortgage loans                                 4,324              752
          Deferred income tax expense                                              9               25
          Gain on sale of mortgage loans                                         (32)              (4)
          Gain on sale of premises and equipment                                  (4)              (2)
          Gain on sale of available for sale investment securities, net         (279)
          Decrease in accrued interest receivables                               678              786
          Increase in other assets                                              (526)            (711)
          (Decrease) increase in accrued interest payable                        (44)             135
          Increase in other liabilities                                        1,564            1,637
--------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                 5,195            6,488
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities and calls of investment securities:
          Available for sale                                                 161,715           36,654
          Held to matuiry                                                      4,318            3,386
     Proceeds from sale of available for sale investment
           securities                                                          7,245
     Purchase of available for sale investment securities                   (159,589)         (24,636)
     Loans originated for investment, net of principal collected              (9,130)         (14,113)
     Purchase of premises and equipment                                         (738)            (284)
     Proceeds from sale of equipment                                               4                2
--------------------------------------------------------------------------------------------------------
     Net cash provided by investing activities                                 3,825            1,009
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net decrease in deposits                                                (78,583)         (27,755)
     Net increase (decrease) in securities sold under agreements
           to repurchase                                                         160             (478)
     Net (decrease) increase in other borrowed funds                          (4,041)           2,874
     Dividends paid                                                           (2,155)          (2,162)
     Purchase of common stock                                                 (7,297)          (1,059)
     Stock options exercised                                                      39              104
--------------------------------------------------------------------------------------------------------
     Net cash used in financing activities                                   (91,877)         (28,476)
--------------------------------------------------------------------------------------------------------
     Net decrease in cash and cash equivalents                               (82,857)         (20,979)
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                               229,871          135,360
--------------------------------------------------------------------------------------------------------
     Cash and cash equivalents at end of period                             $147,014         $114,381
--------------------------------------------------------------------------------------------------------
Supplemental disclosures Cash paid during the period for:
     Interest                                                                 $9,453           $6,946
Cash dividend declared and unpaid                                              2,144            2,151
--------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                                                                      Accumulated
                                                                                                         Other             Total
Three months ended                   Common Stock       Capital     Retained    Treasury Stock       Comprehensive     Shareholders'
March 31, 2001 and 2000            Shares     Amount    Surplus     Earnings   Shares     Amount      Income (Loss)       Equity
------------------------------------------------------------------------------------------------------------------------------------
 Balance at December 31, 2000      8,032     $1,004    $13,634     $131,021      860   $(20,755)          $557           $125,461

Net income                                                            3,906                                                 3,906
Other comprehensive income                                                                                 819                819
Cash dividends declared,
  $.30 per share                                                     (2,144)                                               (2,144)
Purchase of common stock                                                         206     (7,297)                           (7,297)
Stock options exercised                 1                    39                                                                39
Noncash compensation expense
  attributed to stock option grants                         242                                                               242
------------------------------------------------------------------------------------------------------------------------------------
  Balance at March 31, 2001         8,033     $1,004    $13,915    $132,783    1,066   $(28,052)        $1,376           $121,026
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
  Balance at December 31, 1999      8,020     $1,002    $12,370    $125,173      582   $(11,498)       $(1,941)          $125,106
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                            3,998                                                 3,998
Other comprehensive income                                                                                (472)              (472)
Cash dividends declared,                                             (2,151)                                               (2,151)
  $.29 per share
Purchase of common stock                                                          35     (1,059)                           (1,059)
Stock options exercised                 4          1        103                                                               104
Noncash compensation expense
  attributed to stock option grants                         244                                                               244
------------------------------------------------------------------------------------------------------------------------------------
  Balance at March 31, 2000         8,024     $1,003    $12,717    $127,020      617   $(12,557)       $(2,413)          $125,770
------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

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

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

RESULTS OF OPERATIONS

                    First Quarter 2001 vs. First Quarter 2000

The Company reported net income of $3.9 million for the first quarter of 2001 compared to net income of $4.0 million for the same period in 2000. This represents a decrease of $92 thousand, or 2.3%. However, due to the share buy-back program, net income per share increased. Basic and diluted net income per share for the first quarter of 2001 was $.55, compared to $.54 for the first quarter of 2000. This represents an increase of 1.9%. Net interest income decreased $223 thousand, or 2.1%. Noninterest income increased $468 thousand, or 15.3%, while noninterest expense only increased $226 thousand, or 2.7%.

Return on average assets was 1.44% for the first quarter of 2001, compared to 1.61% reported for the same period of 2000. Return on average equity was 12.78% for the first quarter of 2001, compared to 12.86% for the same period of 2000.

Net Interest Income
-------------------
Net interest income totaled $10.6 million for the first quarter of 2001, a decrease of $223 thousand or 2.1% over the first quarter of 2000. Total interest income was $20.0 million for the first quarter of 2001, an increase of $2.1 million or 11.7%. Total interest expense was $9.4 million for the current quarter, an increase of $2.3 million or 32.9% compared to the same period in 2000.

The interest rate environment has been extremely volatile during the reporting periods. Actions taken by the Federal Reserve Board increased interest rates 50 basis points during the first quarter of 2000, and an additional 50 basis points later in the year. During the first quarter of 2001, the Federal Reserve Board lowered interest rates 100 basis points. During a falling rate environment, the challenge is to reduce deposit rates to offset the decline in the yield of variable rate loans, and yet remain competitive within our market.

Interest and fees on loans increased $978 thousand mainly due to an increase in volume. Average loans increased $35 million, or 5.4%, while the yield increased 25 basis points to 9.20%. Interest on taxable securities increased $386 thousand, or 17.1%, mainly due to a $25 million increase in the average balance. The average rate earned on these securities only increased 5 basis points to 6.36%. Interest on nontaxable securities decreased $93 thousand, or 10.4%, due to a $8.4 million decrease in the average balance, and a decrease of 12 basis points to 6.51% on the average rate earned. Interest on short-term investments, including time deposits in other banks, federal funds sold, and securities purchased under agreements to resell, increased $834 thousand, which is primarily due to a $65 million increase in the average balance. This was partially offset by a 73 basis point decrease in the average rate earned on these investments.

Interest expense on deposits increased $1.5 million, or 22.8%, to $8.0 million. This increase resulted from an increase in volume and the average rate paid on time deposits. Rate and volume contributed nearly equal amounts to the increase. The average rate paid on time deposits was 6.08%, compared to 5.23% for the same period of 2000. The average rate paid on interest bearing demand deposits remained unchanged at 2.20%, and the average rate paid on savings deposits increased 17 basis points to 3.36%. The average balance of total interest bearing deposits increased $51 million, or 7.5%. Interest expense on overnight investments consisting of federal funds sold and securities sold under agreements to repurchase increased $756 thousand. This increase is almost entirely attributable to an increase in volume. Interest expense on other borrowed funds increased $84 thousand in comparison with the prior year. This increase is also a result of an increase in volume.

The net interest margin on a tax equivalent basis decreased to 4.44% during the first quarter of 2001 compared to 5.08% in the first quarter of 2000. The spread between rates earned and paid was 3.59% for the current quarter compared to 4.30% in the same period last year. The decrease is the result of a 68 basis point increase in the average rate paid on interest bearing liabilities, and a substantial increase in the volume of interest bearing liabilities that was partially offset by a substantial increase in the volume of interest earning assets.

Noninterest Income
------------------
Noninterest income was $3.5 million for the current quarter, up $468 thousand or 15.3% compared to the prior year. Service charges and fees on deposits, the largest component of noninterest income, increased $265 thousand, or 20.6%. This increase is the result of a new NSF fee structure. Other service charges, commissions, and fees decreased $91 thousand, or 9.0%, and totaled $923 thousand. Trust income increased $24 thousand, or 6.6%, to $386 thousand. Gain on the sale of available for sale securities for the current quarter was $279 thousand, compared to $0 in the prior year. Gain on the sale of loans was $32 thousand, an increase of $28 thousand over the prior year. Other noninterest income decreased $50 thousand.

Noninterest Expense
-------------------
Total noninterest expenses increased $226 thousand, or 2.7%, from the first quarter of 2000 to $8.5 million. Salaries and employee benefits, the largest component of noninterest expense, increased $170 thousand or 3.6%. Occupancy expense, net of rental income, was $584 thousand, an increase of $24 thousand, or 4.3% over the prior year. Equipment expense increased $132 thousand, or 19.6%, to $807 thousand. This increase is related to the depreciation of new equipment purchases. Other noninterest expense decreased $111 thousand, or 5.6%, to $1.9 million.

Income Taxes
------------
Income tax expense for the first quarter of 2001 was $1.5 million, an increase of $148 thousand or 10.7% from the first quarter of 2000. The effective tax rate was 28.2% for the current quarter, an increase from 25.7% from the first quarter of 2000. The increase in the effective tax rate is due to a decrease in tax-exempt income from both municipal loans and municipal securities.

FINANCIAL CONDITION

Total assets were $1.1 billion on March 31, 2001, a decrease of $85 million from December 31, 2000. Fluctuations in assets and deposits are typical due to the relationship between the Company's principal subsidiary, Farmers Bank & Capital Trust Company and the Commonwealth of Kentucky. Farmers Bank provides various services to state agencies of the Commonwealth. As the depository for the Commonwealth, these agencies issue checks drawn on Farmers Bank, including paychecks and state income tax refunds. Farmers Bank also processes vouchers of the WIC (Women, Infants and Children) program for the Cabinet for Human Resources. The Bank's investment department provides services to the Teacher's Retirement systems. As the depository for the Commonwealth, large fluctuations in deposits are likely to occur on a daily basis. On an average basis, total assets were $1.1 billion for the first three months of 2001, an increase of $74 million or 7.2% from year-end 2000.

Loans
-----
Loans, net of unearned income, totaled $694 million at March 31, 2001, an increase of $10.2 million or 1.5% from year-end 2000. This increase is primarily a result of a $10.2 million, or 2.2%, increase in loans secured by real estate. The major contributing category to this increase is loans secured by nonfarm, nonresidential property, which increased $7.2 million, or 4.9%. Average loans, net of unearned income, increased $16.8 million, or 2.5%. On average, loans represented 67.6% of earning assets compared to 72.0% for year-end 2000. As loan demand fluctuates, the available funds are redirected between either temporary investments or investment securities.

Allowance for Loan Losses
-------------------------
The allowance for loan losses was $10.4 million at March 31, 2001, an increase of $161 thousand from the prior year-end. The allowance for loan losses was 1.5% of net loans at March 31, 2001 and December 31, 2000. In management's opinion, the allowance for loan losses is adequate to cover losses inherent in the loan portfolio. The provision for loan losses decreased $37 thousand in the current period compared to the same period in 2000. The Company had net charge-offs of $62 thousand in the first three months of 2001 compared to net charge-offs of $41 thousand in the same period of 2000. Management continues to emphasize collection efforts and evaluation of risks within the loan portfolio.

Nonperforming Assets
--------------------
Nonperforming assets for the Company include nonperforming loans, other real estate owned, and other foreclosed assets. Nonperforming loans consists of nonaccrual loans, restructured loans, and loans past due ninety days or more on which interest is still accruing. Nonperforming assets totaled $6.2 million at March 31, 2001, an increase of $856 thousand or 16.1% from the prior year-end. Nonperforming loans totaled $5.1 million at March 31, 2001, an increase of $500 thousand or 10.9% compared to year-end 2000. Nonperforming loans as a percentage of net loans increased from .67% at year-end to .74% at March 31, 2001.

Other real estate owned, which had a balance of $598 thousand at year-end 2000, increased to $816 thousand as of March 31, 2001.

Temporary Investments
---------------------
Interest bearing deposits with other banks, federal funds sold and securities purchased under agreements to resell averaged $89 million, an increase of $51 million from year-end 2000. This increase is primarily a result of the relationship between the Company's principal subsidiary and the Commonwealth of Kentucky as described in preceding sections of this report. Temporary investments are reallocated as loan demand presents the opportunity.

Investment Securities
---------------------
Investment securities were $249 million on March 31, 2001, a decrease of $11.9 million or 4.6% from year-end 2000. Available for sale and held to maturity securities were $204 and $45 million, respectively. Investment securities averaged $238 million for the first quarter of 2001, an increase of $16.9 million or 7.6% from year-end 2000. The Company had an unrealized gain on available for sale investment securities of $2.1 million at March 31, 2001 compared to $844 thousand at year-end 2000. Typically the value of a bond portfolio and interest rates have an inverse relationship; therefore, in the falling interest rate environment the value of the available for sale portfolio has increased.

Deposits
--------
Total deposits were $891 million at March 31, 2001, a decrease of $78.6 million or 8.1% from year-end 2000. Noninterest bearing deposits decreased $87.3 million in the comparison. This decrease is primarily due to the relationship between the Company's principal subsidiary and the Commonwealth of Kentucky as described in preceding sections of this report. On average, noninterest bearing deposits were $145.6 million during the current period, a decrease of $341 thousand, or
 .23%. Interest bearing deposits increased $8.7 million during the three months ended March 31, 2001. On average, interest bearing deposits were $729 million in the current period, an increase of $43.5 million from year-end 2000. Total deposits averaged $874 million, an increase of $43.1 million or 5.2% from year-end 2000.

Borrowed Funds
--------------
Borrowed funds totaled $97.8 million, a decrease of $3.9 million from year-end 2000. This decrease is primarily due to a decrease in borrowed funds from the Federal Home Loan Bank of Cincinnati. Total borrowed funds averaged $96.1 million, an increase of $35.3 million or 58.2% from year-end 2000. The fluctuation in borrowed funds is primarily due to the relationship between the Company's principal subsidiary and the Commonwealth of Kentucky as described in preceding sections of this report.

LIQUIDITY

The liquidity of the Parent Company is primarily affected by the receipt of dividends from its subsidiary banks and cash balances maintained. As of March 31, 2001 combined retained earnings of the subsidiary banks were $57 million, of which $10.0 million was available for the payment of dividends to the Parent Company without obtaining prior approval from bank regulatory agencies. As a practical matter, payment of future dividends is also subject to the maintenance of other capital ratio requirements. Management expects that in the aggregate, its subsidiary banks will continue to have the ability to pay dividends in order to provide funds to the Parent Company during the remainder of 2001 sufficient to meet its liquidity needs. The Parent Company had cash balances of $15.9 million at March 31, 2001.

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

Liquid assets consist of cash and due from banks, short-term investments, and securities available for sale. At March 31, 2001, such assets totaled $351 million, a decrease of $90.4 million from year-end 2000. Net cash provided by operating activities decreased $1.3 million in the first quarter of 2001 compared to the same period last year. The decrease is primarily attributed to the increase in the mortgage loans originated for sale. Net cash provided by investing activities was $3.8 million, an increase of $2.8 million. Net cash used in financing activities was $91.9 million for the period ended March 31, 2001 compared to $28.5 million in the prior year. The increase in net cash used in financing activities is due primarily to the decrease in deposits and the purchase of common stock.

CAPITAL RESOURCES

Shareholders' equity was $121 million on March 31, 2001, down $4.4 million from year-end 2000. The Company purchased 206 thousand shares of its outstanding common stock during the first three months of 2001 for a total cost of $7.3 million.

The Company announced a stock purchase plan on July 25, 2000, which states that it intends to purchase up to 500,000 shares of its outstanding common stock. This is an addition to the plan announced on November 9, 1998 to purchase up to 400,000 shares. The purchases will be dependent on the market conditions and there is no guarantee as to the exact number of shares to be purchased by the Company. Shares would be used for general corporate purposes. Consistent with the objective of maximizing shareholder value, the Company considers the purchase of its outstanding shares in a given price range to be a good investment of the Company's available funds.

The Company issued 1,600 shares of common stock during the first three months pursuant to its nonqualified stock option plan. Dividends of $2.1 million or $.30 per share were declared during the three months of 2001, an increase of 3.4% per share compared to the prior year. The Company's available for sale investment securities portfolio had net unrealized gains of $1.4 million at March 31, 2001, up from a net unrealized gain of $557 thousand at year-end.

Consistent with the objective of operating a sound financial organization, the Company's goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios as of March 31, 2001, the regulatory minimums and the regulatory standard for a "well capitalized" institution are as follows:

                           Farmers Capital          Regulatory           Well
                           Bank Corporation           Minimum        Capitalized
--------------------------------------------------------------------------------
Tier 1 risk based               16.45%                 4.00%             6.00%
Total risk based                17.71%                 8.00%            10.00%
Leverage                        10.85%                 4.00%             5.00%

The capital ratios of all the subsidiary banks, on an individual basis, were in excess of the applicable minimum regulatory capital ratio requirements at March 31, 2001.

EFFECT OF IMPLEMENTING RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which delayed the effective date of SFAS 133 until January 1, 2001; however, early adoption was permitted. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which provides guidance with respect to certain implementation issues related to SFAS No. 133. On adoption, the provisions of SFAS No. 133 must be applied prospectively. The Company adopted SFAS No. 133 on January 1, 2001. The Company currently has no derivative instruments or hedging activities; therefore, the effect of adoption did not have a material impact on the consolidated financial statements. Any derivative instruments acquired or hedging activities entered into will be recorded in the financial statements as required by SFAS No. 133 and SFAS No. 138.

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities that replaces SFAS No. 125. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales, from transfers that are secured borrowings. The standards are based on the consistent application of the financial components approach, where upon after a transfer, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, and derecognizes financial liabilities when extinguished.

This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement was effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000.

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

The implementation of this Statement did not have a material effect on the consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------
There have been no material changes in the Company's market risk from December 31, 2000. For information regarding the Company's market risk, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------
As of March 31, 2001, there had been no material changes to the cases previously reported, and no new significant cases have emerged.

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




Date:      5/8/01                    /s/ Charles Scott Boyd
      --------------------       -----------------------------------------------
                                 Charles Scott Boyd,
                                 President and CEO (Principal Executive Officer)


Date:      5/8/01                   /s/ Cecil Douglas Carpenter
      --------------------       -----------------------------------------------
                                    Cecil Douglas Carpenter,
                                    Vice President and CFO (Principal Financial
                                    and Accounting Officer)

                                   Exhibit 11
                 Statement re computation of per share earnings
--------------------------------------------------------------------------------
(In thousands, except per share data)
Three months ended March 31,                         2001                2000
--------------------------------------------------------------------------------
Net income, basic and diluted                      $3,906              $3,998
--------------------------------------------------------------------------------
Average shares outstanding                          7,099               7,422
Effect of dilutive stock options                       22                   1
--------------------------------------------------------------------------------
Average diluted shares outstanding                  7,121               7,423
--------------------------------------------------------------------------------
Net income per share, basic                          $.55                $.54
Net income per share, diluted                        $.55                $.54
--------------------------------------------------------------------------------