Form 10-Q
period 2001-06-30
FARMERS CAPITAL BANK CORP
filed 2001-08-09
CIK 713095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                         For the transition period from
                          ____________ to ____________

                         Commission File Number 0-14412

                        Farmers Capital Bank Corporation
                        --------------------------------
             (Exact name of registrant as specified in its charter)

              Kentucky                                61-1017851
------------------------------------     ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


P.O. BOX 309, 202 West Main Street
Frankfort, Kentucky                                     40602
-------------------------------------- ---------------------------------------
(Address of principal executive offices)             (Zip Code)

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

                    Common stock, par value $0.125 per share
                 6,948,153 shares outstanding at August 7, 2001



                                TABLE OF CONTENTS


Part I - Financial Information                                                   Page No.
------------------------------                                                   --------

     Item 1 - Financial Statements

         Unaudited Consolidated Balance Sheets -
             June 30, 2001 and December 31, 2000                                    3

         Unaudited Consolidated Statements of Income -
             For the Three Months and Six Months Ended
             June 30, 2001 and June 30, 2000                                        4

         Unaudited Consolidated Statements of Comprehensive Income -
             For the Three Months and Six Months Ended
             June 30, 2001 and June 30, 2000                                        5

         Unaudited Consolidated Statements of Cash Flows -
             For the Six Months Ended
             June 30, 2001 and June 30, 2000                                        6

         Unaudited Consolidated Statements of Changes in Shareholders' Equity -
             For the Six Months Ended
             June 30, 2001 and June 30, 2000                                        7

         Notes to Unaudited Consolidated Financial Statements                       8

     Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                 9

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk           15

Part II - Other Information

     Item 1 - Legal Proceedings                                                    15

     Item 4 - Submission of Matters to a Vote of Security Holders                  15

     Item 6 - Exhibits and Reports on Form 8-K                                     15

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------


UNAUDITED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------
                                                             June 30,                December 31,
 (In thousands, except share data)                             2001                      2000
-------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents:
    Cash and due from banks                                  $82,245                   $162,034
    Interest bearing deposits in other banks                   2,376                      1,912
    Federal funds sold and securities purchased
         under agreements to resell                           64,482                     65,925
-------------------------------------------------------------------------------------------------
         Total cash and cash equivalents                     149,103                    229,871
-------------------------------------------------------------------------------------------------
Investment securities:
    Available for sale                                       222,045                    211,419
    Held to maturity                                          42,206                     49,390
-------------------------------------------------------------------------------------------------
         Total investment securities                         264,251                    260,809
-------------------------------------------------------------------------------------------------
Loans, net of unearned income                                700,683                    683,349
Allowance for loan losses                                    (10,514)                   (10,249)
-------------------------------------------------------------------------------------------------
         Loans, net                                          690,169                    673,100
-------------------------------------------------------------------------------------------------
Premises and equipment, net                                   25,187                     24,916
Other assets                                                  16,031                     16,056
-------------------------------------------------------------------------------------------------
         Total assets                                     $1,144,741                 $1,204,752
-------------------------------------------------------------------------------------------------
LIABILITIES
Deposits:
    Noninterest bearing                                     $162,597                   $231,483
    Interest bearing                                         733,416                    737,714
-------------------------------------------------------------------------------------------------
         Total deposits                                      896,013                    969,197
-------------------------------------------------------------------------------------------------
Securities sold under agreements to repurchase               109,353                     90,004
Other borrowed funds                                           7,945                     11,678
Dividends payable                                              2,084                      2,155
Other liabilities                                              7,205                      6,257
-------------------------------------------------------------------------------------------------
         Total liabilities                                 1,022,600                  1,079,291
-------------------------------------------------------------------------------------------------
Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock, par value $0.125 per share
    9,608,000 shares authorized; 8,034,151 and
    8,031,552 shares issued at June 30, 2001
    and December 31, 2000, respectively                        1,004                      1,004
Capital surplus                                               14,161                     13,634
Retained earnings                                            134,595                    131,021
Treasury stock, at cost
    1,094,198 and 859,898 shares at June 30,
    2001 and December 31, 2000, respectively                 (28,993)                   (20,755)
Accumulated other comprehensive income                         1,374                        557
-------------------------------------------------------------------------------------------------
         Total shareholders' equity                          122,141                    125,461
-------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity       $1,144,741                 $1,204,752
-------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.



UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
------------------------------------------------------------------------------------------------------------------
                                                              Three Months Ended              Six Months Ended
                                                                   June 30,                       June 30,
(In thousands, except per share data)                       2001              2000           2001           2000
------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                $15,315           $14,968        $30,707         $29,382
Interest on investment securities:
    Taxable                                                 2,525             2,127          5,165           4,381
    Nontaxable                                                829               870          1,627           1,761
Interest on deposits in other banks                            22                11             47              35
Interest on federal funds sold and securities
    purchased under agreements to resell                      885               491          2,075             848
------------------------------------------------------------------------------------------------------------------
       Total interest income                               19,576            18,467         39,621          36,407
------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits                                        7,661             7,104         15,662          13,617
Interest on securities sold under agreements to repurchase    971               574          2,227           1,074
Interest on other borrowed funds                              127               111            279             179
------------------------------------------------------------------------------------------------------------------
       Total interest expense                               8,759             7,789         18,168          14,870
------------------------------------------------------------------------------------------------------------------
    Net interest income                                    10,817            10,678         21,453          21,537
------------------------------------------------------------------------------------------------------------------
Provision for loan losses                                   1,050             1,167          1,273           1,427
------------------------------------------------------------------------------------------------------------------
    Net interest income after provision for loan losses     9,767             9,511         20,180          20,110
------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Service charges and fees on deposits                        1,747             1,279          3,301           2,568
Other service charges, commissions, and fees                  970             1,122          1,893           2,136
Data processing income                                        380               361            708             676
Trust income      507                                         457               893            819
Investment securities gains, net                              186                              465
Gain on sale of mortgage loans                                 65                11             97              15
Other                                                          39                38             69             118
------------------------------------------------------------------------------------------------------------------
       Total noninterest income                             3,894             3,268          7,426           6,332
------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits                              4,565             4,742          9,499           9,506
Occupancy expenses, net                                       609               549          1,193           1,109
Equipment expenses                                            774               677          1,581           1,352
Bank franchise tax                                            297               289            593             574
Other                                                       2,050             2,250          3,937           4,248
------------------------------------------------------------------------------------------------------------------
       Total noninterest expense                            8,295             8,507         16,803          16,789
------------------------------------------------------------------------------------------------------------------
       Income before income taxes                           5,366             4,272         10,803           9,653
------------------------------------------------------------------------------------------------------------------
Income tax expense                                          1,470             1,320          3,001           2,703
------------------------------------------------------------------------------------------------------------------
Net income                                                 $3,896            $2,952         $7,802          $6,950
------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE
    Basic and diluted                                        $.56              $.40          $1.11            $.94
------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                                   6,949             7,346          7,023           7,384
    Diluted                                                 6,978             7,348          7,050           7,386
------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.



UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
----------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended              Six Months Ended
                                                                   June 30,                       June 30,
(In thousands)                                              2001            2000             2001         2000
----------------------------------------------------------------------------------------------------------------
NET INCOME                                                $3,896           $2,952           $7,802       $6,950
Other comprehensive income (loss):
    Unrealized holding gain (loss) on available for sale
    securities arising during the period, net of tax
    of $50, $38, $544, and $(205), respectively               98               74            1,056         (398)
Reclassification adjustment for prior period
    unrealized gain recognized during current period,
    net of tax of $52 and $123, respectively.               (100)                             (239)
----------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income                             (2)              74              817         (398)
----------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                      $3,894           $3,026           $8,619       $6,552
------------------------------------------------------------------------------------------=---------------------
See accompanying notes to unaudited consolidated financial statements.


UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------
                                                                        Six Months Ended           Six Months Ended
                                                                            June 30,                   June 30,
 (In thousands)                                                               2001                       2000
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                               $7,802                     $6,950
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                          1,520                      1,294
       Net amortization of investment security
          premiums and discounts:
             Available for sale                                                (223)                      (229)
             Held to maturity                                                    (1)                        (8)
       Provision for loan losses                                              1,273                      1,427
       Noncash compensation expense                                             464                        486
       Mortgage loans originated for sale                                   (18,580)                    (3,432)
       Proceeds from sale of mortgage loans                                  18,063                      3,170
       Deferred income tax expense                                               14                         37
       Gain on sale of available for sale investment securities, net           (465)
       Gain on sale of mortgage loans                                           (97)                       (15)
       Gain on sale of premises and equipment                                    (2)                        (5)
       Decrease in accrued interest receivable                                  757                        117
       Increase in other assets                                                (945)                    (1,110)
       (Decrease) increase in accrued interest payable                         (178)                       188
       Increase in other liabilities                                            691                      1,566
-------------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                                10,093                     10,436
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturities and calls of investment securities:
       Available for sale                                                   217,372                     50,990
       Held to maturity                                                       7,570                      5,377
    Proceeds from sale of available for sale investment securities            7,694
    Purchases of investment securities:
       Available for sale                                                  (233,817)                   (33,257)
       Held to maturity                                                        (334)
    Loans originated for investment, net of principal collected             (17,728)                   (28,870)
    Purchases of premises and equipment                                      (1,580)                    (1,175)
    Proceeds from sale of premises and equipment                                  4                          3
-------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                       (20,819)                    (6,932)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net decrease in deposits                                                (73,184)                   (23,511)
    Net increase in securities sold under agreements to repurchase           19,349                      8,332
    Proceeds from long term debt                                                                         3,000
    Repayments of long term debt                                             (3,344)                      (461)
    Net decrease in other borrowed funds                                       (389)                       (23)
    Dividends paid                                                           (4,299)                    (4,312)
    Purchase of common stock                                                 (8,238)                    (4,637)
    Stock options exercised                                                      63                        158
-------------------------------------------------------------------------------------------------------------------
    Net cash used in financing activities                                   (70,042)                   (21,454)
-------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                   (80,768)                   (17,950)
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                              229,871                    135,360
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                 $149,103                   $117,410
-------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES Cash paid during the period for:
    Interest                                                                $18,346                    $14,682
    Income taxes                                                              3,100                      2,600
Cash dividend declared and unpaid                                             2,084                      2,125
-------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial Statements.



UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                                      Accumulated
                                                                                                       Other             Total
Six Months ended                         Common Stock     Capital    Retained    Treasury Stock    Comprehensive     Shareholders'
June 30, 2001 and 2000               Shares     Amount    Surplus    Earnings   Shares     Amount  Income (Loss)        Equity
-----------------------------------------------------------------------------------------------------------------------------------
  Balance at December 31, 2000       8,032     $1,004    $13,634    $131,021     860     $(20,755)      $557           $125,461
Net income                                                             7,802                                              7,802
Other comprehensive income                                                                               817                817
Cash dividends declared,
  $.60 per share                                                      (4,228)                                            (4,228)
Purchase of common stock                                                         234       (8,238)                       (8,238)
Stock options exercised                  2                    63                                                             63
Noncash compensation expense
  attributed to stock option grants                          464                                                            464
-----------------------------------------------------------------------------------------------------------------------------------
  Balance at June 30, 2001           8,034     $1,004    $14,161    $134,595   1,094     $(28,993)    $1,374           $122,141
-----------------------------------------------------------------------------------------------------------------------------------



-----------------------------------------------------------------------------------------------------------------------------------
  Balance at December 31, 1999       8,020     $1,002    $12,370    $125,173     582     $(11,498)   $(1,941)          $125,106
Net income                                                             6,950                                              6,950
Other comprehensive loss                                                                                (398)              (398)
Cash dividends declared,
  $.58 per share                                                      (4,275)                                            (4,275)
Purchase of common stock                                                         145       (4,637)                       (4,637)
Stock options exercised                  6          1        157                                                            158
Noncash compensation expense
  attributed to stock option grants                          486                                                            486
-----------------------------------------------------------------------------------------------------------------------------------
  Balance at June 30, 2000           8,026     $1,003    $13,013    $127,848     727     $(16,135)   $(2,339)          $123,390
-----------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

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

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.   RECLASSIFICATIONS

Certain   reclassifications   have  been  made  to  the  consolidated  financial
statements of prior periods to conform to the current period presentation. Such reclassifications have no effect on previously reported net income.

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

RESULTS OF OPERATIONS

                   Second Quarter 2001 vs. Second Quarter 2000
                   -------------------------------------------

The Company reported net income of $3.9 million or $.56 per basic and diluted share for the second quarter of 2001 compared to net income of $3.0 million or $.40 per basic and diluted share for the second quarter of 2000. This represents an increase of 40% on a per share basis. Net interest income after provision for loan losses for the current quarter totaled $9.8 million, an increase of $256 thousand or 2.7%. Noninterest income increased $626 thousand or 19.2%. Noninterest expense decreased $212 thousand or 2.5%

The Company's share buy-back program, which has been in effect for several years, had a positive impact on earnings per share. The diluted earnings per share growth is 803 basis points higher than the net income growth results for the three months ended June 30, 2001. The weighted average number of common shares outstanding decreased 397 thousand or 5.4% and 370 thousand or 5.0% on a basic and diluted basis, respectively.

Return on average assets was 1.39% for the current quarter compared to 1.17% reported for the same period in 2000. Return on average equity was 12.95% for the second quarter of 2001 compared to 9.57% in the same period of 2000.

Net Interest Income
-------------------

Net interest income totaled $10.8 million for the second quarter of 2001, an increase of $139 thousand or 1.3% over the second quarter of 2000. Total interest income was $19.6 million for the second quarter of 2001, an increase of $1.1 million or 6.0% over the second quarter of 2000. Total interest expense was $8.8 million for the current quarter, an increase of $1.0 million or 12.5% compared to the same period in 2000. Average interest bearing liabilities increased $108.2 million while the rate paid decreased 10 basis points to 4.19%.

Interest and fees on loans increased $347 thousand primarily due to an increase in volume. Average loans increased $30.4 million, or 4.6% while the yield decreased 19 basis points to 8.89%. Interest on taxable securities increased $398 thousand or 18.7% primarily due to a $40.8 million increase in the average balance. The average rate earned on taxable securities decreased 57 basis points to 5.77%. Interest on nontaxable securities decreased $41 thousand or 4.7% due to a $4.0 million decrease in the average balance and a 12 basis point decrease in the average rate to 6.48%. Interest on short-term investments increased $405 thousand due primarily to an increase in the average balance of $48.5 million.

The 12.5% increase in total interest expense is primarily attributed to an increase in interest on time deposits of $1.1 million and an increase in interest on securities sold under agreements to repurchase of $397 thousand. These increases were largely due to an increase in the average balance outstanding of $51.9 million and $52.1 million for time deposits and securities sold under agreements to repurchase, respectively. Interest expense on interest bearing demand deposits and savings deposits declined $256 thousand and $327 thousand, respectively due primarily to reductions in the average rate paid on these deposits.

The net interest margin on a tax equivalent basis decreased to 4.41% during the second quarter of 2001 compared to 4.93% in the second quarter of 2000. The spread between rates earned and paid was 3.65% for the current quarter compared to 4.08% in the same period last year. The decrease is the result of a 53 basis point decrease in the average rate earned on earning assets while the average rate paid on interest bearing liabilities decreased only 10 basis points.

The interest rate environment has been extremely volatile during the current period. Actions taken by the Federal Reserve Board to reduce short term interest rates have affected the Company's net interest margin, as well as the net interest margin of many banks in the industry. The effect of the Federal Reserve Board's actions has generally led to interest rates on earning assets declining more rapidly than rates paid on interest bearing liabilities. During a falling rate environment, the challenge is to reduce the rates paid on interest bearing liabilities (primarily deposits) to offset the decline in the yield on variable rate assets (primarily loans) while remaining competitive in our markets.

Noninterest Income
------------------

Noninterest income was $3.9 million for the current quarter, an increase of $626 thousand or 19.2% compared to the prior year. Service charges and fees on deposits, the largest component of noninterest income, increased $468 thousand or 37% primarily due to a change in NSF fee structure. Other service charges, commissions, and fees decreased $152 thousand or 13.5% due primarily to a decrease in custodial safekeeping fees from the Commonwealth of Kentucky. Data processing income increased 5.3% to $380 thousand. Trust fees increased $50 thousand to $507 thousand. Net gains on the sale of available for sale investment securities, which were zero in the second quarter of 2000, totaled $186 thousand in the current quarter.

Noninterest Expense
-------------------

Total noninterest expense decreased $212 thousand or 2.5% from the second quarter of 2000 to $8.3 million. Salaries and employee benefits, the largest component of noninterest expense, decreased $177 thousand or 3.7%. An increase in salaries was more than offset by a reduction in benefit expenses. Occupancy expense, net of rental income, increased $60 thousand in the comparison and totaled $609 thousand. ___ Equipment expense totaled $774 thousand, an increase of $97 thousand or 14.3%. The increase is primarily the result of increased depreciation. Bank franchise tax increased 2.8% to $297 thousand. Other noninterest expense decreased $200 thousand to $2.1 million. The reduction in other noninterest expense is primarily attributed to a reduction in legal fees of $116 thousand, correspondent bank fees of $38 thousand, and goodwill amortization of $33 thousand.

Income Taxes
------------

Income tax expense for the second quarter of 2001 was $1.5 million, an increase of $150 thousand or 11.4% from the second quarter of 2000. The effective tax rate was 27.39% for the current quarter, a decrease of 351 basis points from the second quarter of 2000. The decrease in the effective tax rate is due primarily to a combination of increased low income housing tax credits, an increase in nontaxable loans, and a decrease in goodwill amortization.

                            First Six Months of 2001
                            ------------------------

Net income for the six months ended June 30, 2001 was $7.8 million compared to net income of $6.95 million for the same period in 2000, an increase of $852 thousand or 12.3%. On a basic and diluted per share basis, net income totaled $1.11 for the current six-month period, an increase of $.17 or 18.1%. The increase in net income is due primarily to an increase in service charges and fees on loans of $733 thousand and an increase in gains on the sale of available for sale investment securities of $465 thousand.

The Company's share buy-back program had a positive impact on earnings per share. The diluted earnings per share growth is 583 basis points higher than the net income growth results for the six months ended June 30, 2001. The weighted average number of common shares outstanding decreased 361 thousand or 4.9% and 336 thousand or 4.5% on a basic and diluted basis, respectively.

Return on average assets was 1.42% for the six months ended June 30, 2001, an increase of 3 basis points from the same period in 2000. Return on average equity was 12.86%, an increase of 162 basis points from the first six months of 2000.

Net Interest Income
-------------------

Net interest income totaled $21.5 million for the six months ended June 30, 2001, virtually unchanged compared to the same period in 2000. Total interest income grew $3.2 million to $39.6 million, but was offset by a $3.3 million increase in total interest expense.

Interest and fees on loans increased $1.3 million or 4.5% primarily due to a $32.6 million or 5.0% increase in the average balance of loans outstanding. Interest on taxable securities increased $784 thousand or 17.9% as a $32.9 million increase in the average balance outstanding offset a decline in yield of 27 basis points. Interest on nontaxable securities decreased $134 thousand or 7.6% due to a decrease in both the average balance outstanding and the yield. Interest on short-term investments increased $1.2 million as a $56.5 million increase in the average outstanding offset a 127 basis point decline in the yield.

Total interest expense increased $3.3 million or 22% to $18.2 million. Interest expense on interest bearing demand deposits and savings deposits declined $298 thousand and $277 thousand, respectively due primarily to reductions in the average rate paid on these deposits. These decreases were offset by an increase in interest expense on time deposits of $2.6 million, securities sold under agreements to repurchase of $1.2 million, and other borrowed funds of $100 thousand. The increase in interest on time deposits is due to a $54.5 million increase in the average balance outstanding and a 63 basis point increase in the average rate paid. The increase in interest on securities sold under agreements to repurchase and other borrowed funds is primarily attributed to an increase in their average outstanding balance of $50.8 million and $2.7 million, respectively.

Net interest margin on a tax equivalent basis decreased 58 basis points to 4.43% during the first six months of 2001 compared to the same period of 2000. The spread between rates earned and paid was 3.62% in the current period compared to 4.20% in the prior year. This is also a decrease of 58 basis points. The impact of noninterest bearing sources of funds contributed 81 basis points to the net interest margin for the current year, unchanged from the previous year.

Noninterest Income
------------------

Noninterest income was $7.4 million for the first six months of 2001, an increase of $1.1 million or 17.3% compared to the same period in 2000. Service charges and fees on deposits, the largest component of noninterest income, increased $733 thousand or 28.5% primarily due to a change in NSF fee structure. Other service charges, commissions, and fees decreased $243 thousand to $1.9 million primarily due to a decrease in custodial safekeeping fees from the Commonwealth of Kentucky. Data processing income increased $32 thousand to $708 thousand. Trust fees increased $74 thousand or 9.0% to a total of $893 thousand. Net gains on the sale of available for sale investment securities, which were zero during 2000, totaled $465 thousand in the current period.

Noninterest Expense
-------------------

Total noninterest expense remained relatively unchanged at $16.8 million for the first six months of 2001. Salaries and employee benefits, the largest component of noninterest expense, remained at $9.5 million in the six-month comparison. A decrease in benefit expenses offset the increase in salaries. Occupancy expense, net of rental income, increased $84 thousand or 7.6% in the comparison. Equipment expense increased $229 thousand or 16.9% primarily due to an increase in depreciation expense. Bank franchise tax expense increased $19 thousand or 3.3% to $593 thousand. Other noninterest expense decreased $311 thousand or 7.3% to $3.9 million. The decrease in other noninterest expense is primarily attributable to a reduction in correspondent bank fees of $158 thousand, legal fees of $101 thousand, and goodwill amortization of $37 thousand.


Income Taxes
------------

Income tax expense for the first six months of 2001 was $3.0 million, an increase of $298 thousand or 11.0% compared to the same period in 2000. The effective tax rate was 27.78% for the first six months of 2001, a decrease of 22 basis points from the prior year.

FINANCIAL CONDITION

Total assets were $1.1 billion on June 30, 2001, a decrease of $60 million or 5.0% from December 31, 2000. Fluctuations in assets and deposits are typical due to the relationship between the Company's principal subsidiary, Farmers Bank & Capital Trust Company, and the Commonwealth of Kentucky. Farmers Bank provides various services to state agencies of the Commonwealth. As the depository for the Commonwealth, these agencies issue checks drawn on Farmers Bank, including paychecks and state income tax refunds. Farmers Bank also processes vouchers of the WIC (Women, Infants and Children) program for the Cabinet for Human Resources. The Bank's investment department also provides services to the Teacher's Retirement systems. As the depository for the Commonwealth, large fluctuations in deposits are likely to occur on a daily basis. On an average basis, total assets were $1.1 billion for the first six months of 2001, an increase of $83 million or 8.0% from year-end 2000.

Loans
-----

Loans, net of unearned income, totaled $701 million at June 30, 2001, an increase of $17.3 million or 2.5% from year-end 2000. The increase in loans is primarily attributed to an $11.5 million or 2.5% increase in loans secured by real estate. Average net loans for the six-month period ended June 30, 2001 were $690 million, an increase of $23.1 million or 3.5% compared to the year-end 2000 average. On average, loans represented 67.8% of earning assets compared to 72.0% for year-end 2000. As loan demand fluctuates, the available funds are redirected between either temporary investments or investment securities.

Allowance for Loan Losses
-------------------------

The allowance for loan losses was $10.5 million at June 30, 2001, an increase of $265 thousand from the prior year-end. The allowance for loan losses was 1.5% of net loans at June 30, 2001. In management's opinion, the allowance for loan losses is adequate to cover losses inherent in the loan portfolio. The provision for loan losses decreased $154 thousand in the current six-month period compared to the same period in 2000. The Company had net charge-offs of $1.0 million in the first six months of 2001, relatively unchanged compared to the same period of 2000. Management continues to emphasize collection efforts and evaluation of risks within the portfolio.

Nonperforming Assets
--------------------

Nonperforming assets for the Company include nonperforming loans, other real estate owned, and other foreclosed assets. Nonperforming loans consists of nonaccrual loans, restructured loans, and loans past due ninety days or more on which interest in still accruing. Nonperforming assets totaled $7.8 million at June 30, 2001, an increase of $2.4 million from the prior year-end. The increase in nonperforming assets is primarily attributed to a $1.8 million increase in nonaccrual loans. A significant portion of the increase in nonperforming assets relates to the remaining balance of one commercial credit that was partially charged off. Loans past due ninety days or more on which interest is still accruing increased $558 thousand for the current period in relation to the prior year end total of $1.7 million. Nonperforming loans as a percentage of net loans increased from .67% at year-end to .99% at June 30, 2001.

Other real estate owned, which had a balance of $598 thousand at year-end 2001, decreased to $589 thousand as of June 30, 2001.

Temporary Investments
---------------------

Interest bearing deposits with other banks, federal funds sold and securities purchased under agreements to resell averaged $85 million for the first six months of 2001, an increase of $47 million from year end 2000. This increase is primarily a result of the relationship between the Company's principal subsidiary and the Commonwealth of Kentucky as described in preceding sections of this report. Temporary investments are reallocated as loan demand presents the opportunity.


Investment Securities
---------------------

Investment securities were $264 million on June 30, 2001, an increase of $3.4 million or 1.3% from year-end 2000. Available for sale and held to maturity securities were $222 and $42 million, respectively. Investment securities averaged $243 million for the first six months of 2001, an increase of $21.9 million or 10.0% from year-end 2000. The Company had an unrealized gain on available for sale investment securities of $2.1 million at June 30, 2001 compared to $844 thousand at year-end 2000. Typically, the value of a bond portfolio and interest rates have an inverse relationship; therefore, in the current falling interest rate environment, the value of the available for sale portfolio has increased.

Deposits
--------

Total deposits were $896 million at June 30, 2001, a decrease of $73.2 million or 7.6% from year-end 2000. Noninterest bearing deposits decreased $68.9 million in the comparison. This decrease is primarily due to the relationship between the Company's principal subsidiary and the Commonwealth of Kentucky as described in preceding sections of this report. On average, noninterest bearing deposits were $149.7 million during the current period, an increase of $3.8 million or 2.6%. Interest bearing deposits decreased $4.3 million during the six months ended June 30, 2001 compared to year-end 2000. On average, interest bearing deposits were $734 million in the current period, an increase of $48.9 million or 7.1% from year end 2000. Total deposits averaged $884 million, an increase of $52.7 million or 6.3% from year-end 2000.

Borrowed Funds
--------------

Borrowed funds totaled $117.3 million at June 30, 2001, an increase of $15.6 million from year-end 2000. The increase in borrowed funds is attributed to an increase in securities sold under agreements to repurchase of $19.3 million. Total borrowed funds averaged $97.5 million, an increase of $36.7 million from year end 2000. The fluctuation in borrowed funds is primarily due to the relationship between the Company's principal subsidiary and the Commonwealth of Kentucky as described in preceding sections of this report.

LIQUIDITY

The liquidity of the Parent Company is primarily affected by the receipt of dividends from its subsidiary banks and cash balances maintained. As of June 30, 2001 combined retained earnings of the subsidiary banks were $60.9 million, of which $14.0 million was available for the payment of dividends to the Parent Company without obtaining prior approval from bank regulatory agencies. As a practical matter, payment of future dividends is also subject to the maintenance of other capital ratio requirements. Management expects that in the aggregate, its subsidiary banks will continue to have the ability to dividend adequate funds to the Parent Company during the remainder of 2001. The Parent Company had cash balances of $13.0 million at June 30, 2001.

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

Liquid assets consist of cash and due from banks, short-term investments, and available for sale investment securities. At June 30, 2001, such assets totaled $371 million, a decrease of $70.1 million from year-end 2000. Net cash provided by operating activities totaled $10.1 million in the six months ended June 30, 2001 compared to $10.4 million for the same period last year. Net cash used in investing activities was $20.8 million, an increase of $13.9 million. Net cash used in financing activities was $70.0 million for the period ended June 30, 2001 compared to $21.5 million in the prior year comparison. The increase in net cash used in financing activities is due primarily to the decrease in deposits.


CAPITAL RESOURCES

Shareholders' equity was $122 million on June 30, 2001. This represents a decrease of $3.3 million or 2.6% from year-end 2000. The Company purchased 234 thousand shares of its outstanding common stock during the first six months of 2001 for a total cost of $8.2 million.

The Company announced a stock purchase plan on July 25, 2000, which states that it intends to purchase up to 500,000 shares of its outstanding common stock. This is an addition to the plan announced on November 9, 1998 to purchase up to 400,000 shares. The purchases will be dependent on the market conditions and there is no guarantee as to the exact number of shares to be purchased by the Company. Shares repurchased will be used for general corporate purposes. Consistent with the objective of maximizing shareholder value, the Company considers the purchase of its outstanding shares in a given price range to be a good investment of the Company's available funds.

The Company issued 2,599 shares of common stock during the first six months pursuant to its nonqualified stock option plan. Dividends of $4.2 million or $.60 per share were declared during the first six months of 2001, an increase of 3.4% per share compared to the prior year. Accumulated other comprehensive income, consisting of the unrealized holding gain on available for sale investment securities (net of tax) increased $817 thousand from year end 2000.

Consistent with the objective of operating a sound financial organization, the Company's goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios as of June 30, 2001, the regulatory minimums and the regulatory standard for a "well capitalized" institution are as follows:


                           Farmers Capital        Regulatory            Well
                          Bank Corporation          Minimum          Capitalized
--------------------------------------------------------------------------------
Tier 1 risk based             15.85%                 4.00%             6.00%

Total risk based              17.10%                 8.00%            10.00%

Leverage                      10.87%                 4.00%             5.00%

The capital ratios of all the subsidiary banks, on an individual basis, were in excess of the applicable minimum regulatory capital ratio requirements at June 30, 2001.

EFFECT OF IMPLEMENTING RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

The Company is required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002.

As of the date of adoption, the Company expects to have no unamortized goodwill or other unamortized identifiable intangible assets. Amortization expense related to goodwill was $495 thousand and $213 thousand for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively.


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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

As of June 30, 2001, there had been no material changes to the cases previously reported, and no new significant cases have emerged.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The annual meeting of shareholders was held May 8, 2001. The matters that were voted upon included:

a) The election of four directors for three-year terms ending in 2004 or until their successors have been elected and qualified.

b) The transaction of such other business as may properly come before the meeting.

The outcome of the voting was as follows:
NAME                          FOR          AGAINST       WITHHELD      ABSTAINED
Lloyd C. Hillard, Jr.      5,898,497          0           100,490          0
Harold G. Mays             5,941,183          0           57,804           0
Robert Roach, Jr.          5,928,425          0           70,562           0
W. Benjamin Crain          5,941,483          0           57,504           0
The transaction of
  other business           5,680,065       238,503           0           80,419

Listed below is the name of each director whose term of office continued after the meeting.

Stokes A. Baird IV                          J. Barry Banker
James H. Childers                           Charles S. Boyd
Michael M. Sullivan                         G. Anthony Busseni
Frank W. Sower, Jr.                         Glenn Birdwhistell

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




Date:    8-8-01               /s/ Charles S. Boyd
      ------------          ----------------------------------------------------
                            Charles Scott Boyd,
                            President and CEO (Principal Executive Officer)


Date:    8-8-01               /s/ Cecil Douglas Carpenter
      ------------          ----------------------------------------------------
                            Cecil Douglas Carpenter,
                            Vice President and CFO (Principal Financial and
                            Accounting Officer)



Exhibit 11
                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                 ----------------------------------------------


----------------------------------------------------------------------------------------
                                            Three Months Ended          Six Months Ended
                                                 June 30,                   June 30,
(In thousands, except per share data)      2001           2000         2001         2000
----------------------------------------------------------------------------------------
Net income, basic and diluted            $3,896         $2,952       $7,802       $6,950
----------------------------------------------------------------------------------------
Average shares outstanding                6,949          7,346        7,023        7,384
Effect of dilutive stock options             29              2           27            2
----------------------------------------------------------------------------------------
Average diluted shares outstanding        6,978          7,348        7,050        7,386
----------------------------------------------------------------------------------------

Net income per share, basic                $.56           $.40        $1.11         $.94
Net income per share, diluted              $.56           $.40        $1.11         $.94
----------------------------------------------------------------------------------------