Form 10-Q
period 2001-09-30
FARMERS CAPITAL BANK CORP
filed 2001-11-08
CIK 713095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                         For the transition period from
                          ____________ to ____________

                         Commission File Number 0-14412

                        Farmers Capital Bank Corporation
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                  Kentucky                           61-1017851
------------------------------------     ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


P.O. Box 309, 202 West Main Street
Frankfort, Kentucky                                           40602
--------------------------------------- ---------------------------------------
(Address of principal executive offices)                   (Zip Code)

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

                    Common stock, par value $0.125 per share
                6,942,062 shares outstanding at November 5, 2001







                                TABLE OF CONTENTS


Part I - Financial Information                                                         Page No.
------------------------------                                                         --------

     Item 1 - Financial Statements

         Unaudited Consolidated Balance Sheets -
             September 30, 2001 and December 31, 2000                                      3

         Unaudited Consolidated Statements of Income -
             For the Three Months and Nine Months Ended
             September 30, 2001 and September 30, 2000                                     4

         Unaudited Consolidated Statements of Comprehensive Income -
             For the Three Months and Nine Months Ended
             September 30, 2001 and September 30, 2000                                     5

         Unaudited Consolidated Statements of Cash Flows -
             For the Nine Months Ended
             September 30, 2001 and September 30, 2000                                     6

         Unaudited Consolidated Statements of Changes in Shareholders' Equity -
             For the Nine Months Ended
             September 30, 2001 and September 30, 2000                                     7

         Notes to Unaudited Consolidated Financial Statements                              8

     Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                        9

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk                  16

Part II - Other Information
---------------------------

     Item 1 - Legal Proceedings                                                           16

     Item 6 - Exhibits and Reports on Form 8-K                                            17

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

UNAUDITED CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------
                                                                                September 30,  December 31,
(In thousands, except share data)                                                   2001           2000
-----------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents:
    Cash and due from banks                                                     $    79,931    $   162,034
    Interest bearing deposits in other banks                                          4,094          1,912
    Federal funds sold and securities purchased
         under agreements to resell                                                  80,152         65,925
-----------------------------------------------------------------------------------------------------------
         Total cash and cash equivalents                                            164,177        229,871
-----------------------------------------------------------------------------------------------------------
Investment securities:
    Available for sale, amortized cost of $242,002 (2001) and $210,575 (2000)       246,618        211,419
    Held to maturity, fair value of $40,833 (2001) and $50,013 (2000)                39,259         49,390
-----------------------------------------------------------------------------------------------------------
         Total investment securities                                                285,877        260,809
-----------------------------------------------------------------------------------------------------------
Loans, net of unearned income                                                       710,406        683,349
Allowance for loan losses                                                           (10,697)       (10,249)
-----------------------------------------------------------------------------------------------------------
         Loans, net                                                                 699,709        673,100
-----------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                          25,240         24,916
Other assets                                                                         17,471         16,056
-----------------------------------------------------------------------------------------------------------
         Total assets                                                           $ 1,192,474    $ 1,204,752
-----------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits:
    Noninterest bearing                                                         $   165,837    $   231,483
    Interest bearing                                                                745,554        737,714
-----------------------------------------------------------------------------------------------------------
         Total deposits                                                             911,391        969,197
-----------------------------------------------------------------------------------------------------------
Securities sold under agreements to repurchase                                      118,761         90,004
Other borrowed funds                                                                 25,058         11,678
Dividends payable                                                                     2,085          2,155
Other liabilities                                                                    10,347          6,257
-----------------------------------------------------------------------------------------------------------
         Total liabilities                                                        1,067,642      1,079,291
-----------------------------------------------------------------------------------------------------------
Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock, par value $0.125 per share
    9,608,000 shares authorized; 8,055,390 and 8,031,552
    shares issued at September 30, 2001 and
    December 31, 2000, respectively                                                   1,007          1,004
Capital surplus                                                                      14,896         13,634
Retained earnings                                                                   135,539        131,021
Treasury stock, at cost
    1,112,598 and 859,898 shares at September 30, 2001 and
    December 31, 2000, respectively                                                 (29,633)       (20,755)
Accumulated other comprehensive income                                                3,023            557
-----------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                                 124,832        125,461
-----------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity                             $ 1,192,474    $ 1,204,752
-----------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.



UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------------------------------------------------------------------------------
                                                              Three Months Ended              Nine Months Ended
                                                                 September 30,                  September 30,
(In thousands, except per share data)                       2001              2000           2001           2000
-------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                $14,960           $15,519        $45,667         $44,901
Interest on investment securities:
    Taxable                                                 2,555             2,140          7,720           6,521
    Nontaxable                                                847               859          2,474           2,620
Interest on deposits in other banks                            31               (38)            78              (3)
Interest on federal funds sold and securities
    purchased under agreements to resell                      761               666          2,836           1,514
-------------------------------------------------------------------------------------------------------------------
       Total interest income                               19,154            19,146         58,775          55,553
-------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits                                        7,356             7,371         23,018          20,988
Interest on securities sold under agreements to repurchase  1,028               849          3,255           1,923
Interest on other borrowed funds                              164               150            443             329
-------------------------------------------------------------------------------------------------------------------
       Total interest expense                               8,548             8,370         26,716          23,240
-------------------------------------------------------------------------------------------------------------------
    Net interest income                                    10,606            10,776         32,059          32,313
-------------------------------------------------------------------------------------------------------------------
Provision for loan losses                                     836               460          2,109           1,887
-------------------------------------------------------------------------------------------------------------------
    Net interest income after provision for loan losses     9,770            10,316         29,950          30,426
-------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Service charges and fees on deposits                        1,672             1,316          4,973           3,884
Other service charges, commissions, and fees                  972             1,038          2,865           3,174
Data processing income                                        327               340          1,035           1,016
Trust income                                                  360               406          1,253           1,225
Investment securities gains, net                                                               465
Gain on sale of mortgage loans                                 56                13            153              28
Other                                                          49                33            118             151
-------------------------------------------------------------------------------------------------------------------
       Total noninterest income                             3,436             3,146         10,862           9,478
-------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits                              4,976             4,547         14,475          14,053
Occupancy expenses, net                                       577               546          1,770           1,655
Equipment expenses                                            849               708          2,430           2,060
Bank franchise tax                                            309               289            902             863
Other                                                       2,356             2,063          6,293           6,311
-------------------------------------------------------------------------------------------------------------------
       Total noninterest expense                            9,067             8,153         25,870          24,942
-------------------------------------------------------------------------------------------------------------------
       Income before income taxes                           4,139             5,309         14,942          14,962
-------------------------------------------------------------------------------------------------------------------
Income tax expense                                          1,109             1,522          4,110           4,225
-------------------------------------------------------------------------------------------------------------------
Net income                                                 $3,030            $3,787        $10,832         $10,737
-------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE
    Basic                                                    $.44              $.52          $1.55           $1.46
    Diluted                                                   .43               .52           1.54            1.46
-------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                                   6,950             7,263          6,999           7,343
    Diluted                                                 7,012             7,279          7,038           7,346
-------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.



UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
-------------------------------------------------------------------------------------------------------------------
                                                              Three Months Ended              Nine Months Ended
                                                                 September 30,                  September 30,
(In thousands)                                            2001                 2000           2001            2000
-------------------------------------------------------------------------------------------------------------------
NET INCOME                                                $3,030            $3,787         $10,832         $10,737
Other comprehensive income:
    Unrealized holding gain on available for sale
    securities arising during the period, net of tax
    of $827, $617 $1,369, and $412, respectively           1,605             1,198           2,658             800
Reclassification adjustment for prior period
    unrealized gain recognized during current period,
    net of tax of $23 and $(99), respectively                 44                              (192)
-------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                 1,649            1,198            2,466             800
-------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                      $4,679            $4,985         $13,298         $11,537
-------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.




UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------------
                                                                        Nine Months Ended          Nine Months Ended
                                                                          September 30,              September 30,
 (In thousands)                                                               2001                       2000
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                              $10,832                    $10,737
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                          2,231                      1,961
       Net amortization of investment security
          premiums and discounts:
             Available for sale                                                (155)                      (364)
             Held to maturity                                                   (13)                        (8)
       Provision for loan losses                                              2,109                      1,887
       Noncash compensation expense                                             675                        726
       Mortgage loans originated for sale                                   (26,004)                    (8,069)
       Proceeds from sale of mortgage loans                                  25,314                      7,700
       Deferred income tax expense                                              125                         61
       Gain on sale of available for sale investment securities, net           (465)
       Gain on sale of mortgage loans                                          (153)                       (28)
       Gain on sale of premises and equipment                                   (12)                        (4)
       Decrease (increase) in accrued interest receivable                       351                       (775)
       Increase in other assets                                              (2,008)                      (551)
       (Decrease) increase in accrued interest payable                           (1)                       486
       Increase in other liabilities                                          2,664                      1,268
--------------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                                15,490                     15,027
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturities and calls of investment securities:
       Available for sale                                                   249,484                    110,413
       Held to maturity                                                      10,478                      6,992
    Proceeds from sale of available for sale investment securities           33,289
    Purchases of investment securities:
       Available for sale                                                  (313,580)                   (99,540)
       Held to maturity                                                        (334)
    Loans originated for investment, net of principal collected             (27,875)                   (36,333)
    Purchases of premises and equipment                                      (2,322)                    (2,273)
    Proceeds from sale of premises and equipment                                 21                         26
--------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                       (50,839)                   (20,715)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net decrease in deposits                                                (57,806)                   (17,473)
    Net increase in securities sold under agreements to repurchase           28,757                     35,787
    Proceeds from long term debt                                              8,000                      8,000
    Repayments of long-term debt                                             (6,213)                      (811)
    Net increase in other borrowed funds                                     11,593                        116
    Dividends paid                                                           (6,384)                    (6,437)
    Purchase of common stock                                                 (8,878)                    (7,859)
    Stock options exercised                                                     586                        271
--------------------------------------------------------------------------------------------------------------------
    Net cash (used in) provided by financing activities                     (30,345)                    11,594
--------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                        (65,694)                     5,906
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                              229,871                    135,360
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                 $164,177                   $141,266
--------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
    Interest                                                                $26,717                    $22,753
    Income taxes                                                              3,100                      4,150
Cash dividend declared and unpaid                                             2,085                      2,102
--------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.



UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                                        Accumulated
                                                                                                         Other             Total
Nine Months ended                       Common Stock       Capital    Retained      Treasury Stock   Comprehensive     Shareholders'
September 30, 2001 and 2000         Shares     Amount      Surplus    Earnings   Shares     Amount   Income (Loss)        Equity
------------------------------------------------------------------------------------------------------------------------------------
  Balance at December 31, 2000       8,032     $1,004      $13,634    $131,021        860   $(20,755)    $  557           $125,461
Net income                                                              10,832                                              10,832
Other comprehensive income                                                                                2,466              2,466
Cash dividends declared,
  $.90 per share                                                        (6,314)                                             (6,314)
Purchase of common stock                                                              253     (8,878)                       (8,878)
Stock options exercised, including
related tax benefits                    24          3          587                                                             590
Noncash compensation expense
  attributed to stock option grants                            675                                                             675
-----------------------------------------------------------------------------------------------------------------------------------
  Balance at September 30, 2001      8,056     $1,007      $14,896    $135,539      1,113   $(29,633)    $3,023           $124,832
-----------------------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------------
  Balance at December 31, 1999       8,020     $1,002      $12,370    $125,173        582   $(11,498)    $(1,941)         $125,106
Net income                                                              10,737                                              10,737
Other comprehensive income                                                                                   800               800
Cash dividends declared,
  $.87 per share                                                        (6,377)                                             (6,377)
Purchase of common stock                                                              238     (7,859)                       (7,859)
Stock options exercised                 11          2          269                                                             271
Noncash compensation expense
  attributed to stock option grants                            726                                                             726
-----------------------------------------------------------------------------------------------------------------------------------
  Balance at September 30, 2000      8,031     $1,004      $13,365    $129,533        820   $(19,357)    $(1,141)         $123,404
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------

of Operations
-------------

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

RESULTS OF OPERATIONS

                    Third Quarter 2001 vs. Third Quarter 2000
                    -----------------------------------------

Basic net income per share for the third quarter of 2001 was $.44, a decrease of $.08 or 15.4% compared to the same period in 2000. On a diluted per share basis, net income decreased $.09 or 17.3%. Net income for the current quarter was $3.0 million compared to $3.8 million for the same period in 2000, a decrease of $757 thousand or 20.0%. Noninterest income increased $290 thousand or 9.2% as a result of increased income from service charges and fees on deposits. A decrease in net interest income of $170 thousand or 1.6%, an increase in the provision for loan losses of $376 thousand or 81.7%, and an increase in noninterest expense of $914 thousand or 11.2% all had a negative impact on net income for the current quarter.

Return on average assets was 1.04% for the current quarter compared to 1.48% reported for the same period in 2000. The decrease in return on average assets is due primarily to a 66 basis point decline in the net interest margin. Return on average equity was 9.79% for the third quarter of 2001 compared to 12.18% in the same period of 2000.

Net Interest Income
-------------------

The interest rate environment has been extremely volatile during the current period. Actions taken by the Federal Reserve Board (the "Fed") to reduce short-term interest rates by an additional 75 basis points in the current quarter have affected the Company's net interest margin, as well as the net interest margin of many banks in the industry. Market interest rates in general have dropped significantly since the third quarter of 2000 as well. Since January 1, 2001, the Fed has acted to reduce short-term interest rates by 350 basis points. The effect of the Fed's actions has generally led to interest rates on earning assets declining more rapidly than rates paid on interest bearing liabilities. During a falling rate environment, the challenge is to reduce the rates paid on interest bearing liabilities (primarily deposits) to offset the decline in the yield on variable rate assets (primarily loans) while remaining competitive in our markets. The Company's yield on earning assets for the current quarter was 7.39%, a reduction of 106 basis points from the same period a year ago and 45 basis points from the prior quarter. The cost of funds for the current quarter was 3.86%, a decline of 61 basis points compared to the same period a year ago and 33 basis points from the prior quarter. The Company has attempted to mitigate the impact of the lower market interest rates by increasing the amount of its earning assets and by decreasing the interest rates paid on interest bearing liabilities. Average earning assets as a percentage of average total assets were 91.3% for the three months ended September 30, 2001, an increase of 42 basis points compared to the same period in 2000.

Net interest income totaled $10.6 million for the third quarter of 2001, a decrease of $170 thousand or 1.6% compared to the third quarter of 2000. Total interest income was $19.2 million for the third quarter of 2001, virtually unchanged from the third quarter of 2000. Total interest expense was $8.5 million for the current quarter, an increase of $178 thousand or 2.1% compared to the same period in 2000. The average interest rate paid on interest bearing liabilities decreased 61 basis points, partially offsetting the impact from a $134.6 million or 18.1% increase in the average balance.

Interest and fees on loans decreased $559 thousand or 3.6% primarily due to a decrease in the average rate earned. Average loans increased $30.0 million or 4.4% while the yield decreased 69 basis points to 8.52%. Interest on taxable securities increased $415 thousand or 19.4% primarily due to a $51.2 million or 38.0% increase in the average balance. The average rate earned on taxable securities decreased 87 basis points to 5.46%. Interest on nontaxable securities decreased $12 thousand or 1.4% due to a slight decline in the average rate of 5 basis points. Interest on short-term investments, primarily federal funds sold and securities purchased under agreements to resell, increased $164 thousand or 26.1% due primarily to an increase in the average balance of $52.2 million.

The $178 thousand or 2.1% increase in total interest expense is primarily attributed to an increase in interest on time deposits of $616 thousand and an increase in interest on securities sold under agreements to repurchase of $179 thousand. These increases were largely due to an increase in the average balance outstanding of $46.7 million and $57.3 million for time deposits and securities sold under agreements to repurchase, respectively. Interest expense on interest bearing demand deposits and savings deposits declined $326 thousand and $305 thousand, respectively. The average rate paid on interest bearing demand deposits declined 80 basis points to 1.57% while the rate paid on savings deposits declined 108 basis points to 2.46%.

The net interest margin on a tax equivalent basis decreased 66 basis points to 4.18% during the third quarter of 2001 compared to the third quarter of 2000. The decrease in net interest margin is primarily attributed to a decline in the spread between rates earned and paid of 44 basis points to 3.54% for the current quarter. The impact of noninterest bearing sources of funds contributed 65 basis points to the net interest margin of the current quarter, a decrease of 22 basis points compared to the same quarter a year earlier.

Noninterest Income
------------------

Noninterest income was $3.4 million for the current quarter, an increase of $290 thousand or 9.2% compared to the same period of the prior year. Service charges and fees on deposits, the largest component of noninterest income, increased $356 thousand or 27.1% primarily due to a change in NSF fee structure during 2001. The Company allows checking account customers meeting specific criteria to overdraw their checking account up to a predetermined limit. The customer is charged a standard fee for each check paid that creates or increases the overdraft balance. Guidelines have been established addressing the time frame that repayment of the overdraft and related fees are to be made. Other service charges, commissions, and fees decreased $66 thousand or 6.4% due primarily to a decrease in custodial safekeeping fees from the Commonwealth of Kentucky. Data processing income decreased $13 thousand or 3.8% to $327 thousand. Trust fees decreased $46 thousand or 11.3% to $360 thousand due principally to nonrecurring transactions occurring in the prior period. Net gains on the sale of mortgage loans totaled $56 thousand, an increase of $43 thousand as mortgage loans originated for sale increased $2.8 million or 60.1% in the comparison.

Noninterest Expense
-------------------

Total noninterest expense increased $914 thousand or 11.2% from the third quarter of 2000 and totaled $9.1 million. Salaries and employee benefits, the largest component of noninterest expense, increased $429 thousand or 9.4%. The increase in salaries and employee benefits is attributed to normal salary increases and unusually low health insurance costs in the prior year. Occupancy expense, net of rental income, increased $31 thousand in the comparison and totaled $577 thousand. Equipment expense totaled $849 thousand, an increase of $141 thousand or 19.9%. The increase is primarily the result of additional depreciation and maintenance on new asset purchases. Bank franchise tax increased $20 thousand to $309 thousand. Other noninterest expense increased $293 thousand to $2.4 million resulting primarily from a $207 thousand increase in legal fees incurred in the normal course of business.



Income Taxes
------------

Income tax expense for the third quarter of 2001 was $1.1 million, a decrease of $413 thousand or 27.1% from the third quarter of 2000. The effective tax rate was 26.79% for the current quarter, a decrease of 188 basis points from the third quarter of 2000. The decrease in the effective tax rate is due primarily to a combination of increased low income housing tax credits, an increase in nontaxable interest income on loans, and a decrease in goodwill amortization.

                            First Nine Months of 2001
                            -------------------------

The Company reported a $.09 or 6.2% increase in basic net income per share for the first nine months of 2001 compared to the same period in 2000. On a diluted per share basis, net income increased $.08 or 5.5% in the comparison. The increase in net income per share is primarily attributed to the Company's treasury share buy-back program that has been in effect for several years. During the first nine months of 2001, the Company purchased 253 thousand shares of its common stock at a cost of $8.9 million. Net income for the current nine months was $10.8 an increase of $95 thousand or 0.9% compared to the prior year. Noninterest income increased $1.4 million or 14.6% primarily as a result of increased service charges on deposits of $1.1 million or 28.0% and securities gains of $465 thousand. The increase in noninterest income offset a $254 thousand or 0.8% decline in net interest income, a $222 thousand or 11.8% increase in the provision for loan losses, and an increase in noninterest expense of $928 thousand or 3.7%.

Return on average assets was 1.29% for the nine months ended September 30, 2001, a decrease of 13 basis points from the same period in 2000. The decrease in return on average assets is due primarily to a 61 basis point decline in net interest margin, which offset a 23 basis point positive effect related to a decrease in noninterest expenses to average assets. Return on average equity was 11.83%, an increase of 28 basis points from the first nine months of 2000.

Net Interest Income
-------------------

The interest rate environment has been extremely volatile during the current period, as general market interest rates have dropped significantly since the third quarter of 2000. Actions taken by the Fed to reduce short-term interest rates by 350 basis points in the current nine months have affected the Company's net interest margin, as well as the net interest margin of many banks in the industry. The effect of the Fed's actions has generally led to interest rates on earning assets declining more rapidly than rates paid on interest bearing liabilities. During a falling rate environment, the challenge is to reduce the rates paid on interest bearing liabilities (primarily deposits) to offset the decline in the yield on variable rate assets (primarily loans) while remaining competitive in our markets. The Company's yield on earning assets for the current nine months was 7.80%, a reduction of 56 basis points from the same period a year ago. The cost of funds for the current nine months was 4.21%, a decline of 3 basis points compared to the same period a year ago. The Company has attempted to mitigate the impact of the lower market interest rates by increasing the amount of its earning assets and by decreasing the interest rates paid on interest bearing liabilities. Average earning assets as a percentage of average total assets were 91.7% for the nine months ended September 30, 2001, an increase of 11 basis points compared to a year earlier.

Net interest income totaled $32.1 million for the nine months ended September 30, 2001, a modest decrease from $32.3 million reported for the same period in 2000. Total interest income grew $3.2 million or 5.8% to $58.8 million, but was offset by a $3.5 million or 15.0% increase in total interest expense.

Interest and fees on loans increased $766 thousand or 1.7% primarily due to a $31.8 million or 4.8% increase in the average balance of loans outstanding. The yield on the loan portfolio decreased 23 basis points to 8.86%. Interest on taxable securities increased $1.2 million or 18.4%. The increase is primarily the result of a $39.0 million increase in the average balance outstanding, which offset a decline in yield of 48 basis points. Interest on nontaxable securities decreased $146 thousand or 5.6% due to a decrease in both the average balance outstanding and the yield. Interest on short-term investments, primarily federal funds sold and securities purchased under agreements to resell, increased $1.4 million due to a $54.0 million increase in the average balance outstanding, which offset a 165 basis point decline in the yield.

Total interest expense increased $3.5 million or 15.0% to $26.7 million. Interest expense on interest bearing demand deposits and savings deposits declined $624 thousand and $588 thousand, respectively due primarily to reductions in the average rate paid on interest bearing deposits of 46 basis points and savings deposits of 60 basis points. These decreases were offset by an increase in interest expense on time deposits of $3.2 million or 23.6%, securities sold under agreements to repurchase of $1.3 million or 69.4%, and other borrowed funds of $114 thousand or 34.7%. The increase in interest on time deposits is due to a $51.5 million or 15.5% increase in the average balance outstanding and a 40 basis point increase in the average rate paid. The increase in interest on securities sold under agreements to repurchase and other borrowed funds is primarily attributed to an increase in their average outstanding balance of $53.0 million and $3.1 million, respectively.

The net interest margin on a tax equivalent basis decreased 61 basis points to 4.34% during the first nine months of 2001 compared to the same period of 2000. The decrease in net interest margin is primarily attributed to a decline in the spread between rates earned and paid of 52 basis points to 3.59% for the current quarter. The impact of noninterest bearing sources of funds contributed 75 basis points to the net interest margin for the nine months ended September 30, 2001, a decrease of 8 basis points compared to the same period a year earlier.

Noninterest Income
------------------

Noninterest income was $10.9 million for the first nine months of 2001, an increase of $1.4 million or 14.6% compared to the same period in 2000. Service charges and fees on deposits, the largest component of noninterest income, increased $1.1 million or 28.0% primarily due to the change in NSF fee structure as described above in the quarterly comparison. Other service charges, commissions, and fees decreased $309 thousand to $2.9 million primarily due to a decrease in custodial safekeeping fees from the Commonwealth of Kentucky. Related correspondent bank fees have decreased proportionately as described below. Trust fees increased $28 thousand or 2.3% to a total of $1.3 million. Net gains on the sale of available for sale investment securities, which were zero during 2000, totaled $465 thousand in the current period. Net gains on the sale of mortgage loans totaled $153 thousand, an increase of $125 thousand as mortgage loans originated for sale increased $17.9 million to $26.0 million.

Noninterest Expense
-------------------

Total noninterest expense was $25.9 million for the first nine months of 2001, an increase of $928 thousand or 3.7% compared to the first nine months of 2000. Salaries and employee benefits, the largest component of noninterest expense, increased $422 thousand or 3.0% to $14.5 million. Occupancy expense, net of rental income, increased $115 thousand or 6.9% in the comparison. Additional depreciation and the cost of utilities account for a significant portion of the increase. Equipment expenses increased $370 thousand or 18.0% primarily due to additional depreciation and maintenance on new asset purchases. Bank franchise tax expense increased $39 thousand or 4.5% to $902 thousand. The decrease in other noninterest expense is primarily attributable to a reduction in correspondent bank fees of $217 thousand and other real estate expense of $60 thousand. Reductions in correspondent bank fees are primarily due to our relationship with the Commonwealth of Kentucky. The decreases in correspondent bank fees and other real estate expense are offset by increases in telephone expenses of $107 thousand and legal fees incurred in the normal course of business of $106 thousand.

Income Taxes
------------

Income tax expense for the first nine months of 2001 was $4.1 million, a decrease $115 thousand or 2.7% compared to the same period in 2000. The effective tax rate was 27.51% for the first nine months of 2001, a decrease of 73 basis points from the prior year.



FINANCIAL CONDITION

Total assets were $1.2 billion on September 30, 2001, a decrease of $12.3 million or 1.0% from December 31, 2000. Fluctuations in assets and deposits are typical due to the relationship between the Company's principal subsidiary, Farmers Bank & Capital Trust Company, and the Commonwealth of Kentucky. Farmers Bank provides various services to state agencies of the Commonwealth. As the depository for the Commonwealth, these agencies issue checks drawn on Farmers Bank, including paychecks and state income tax refunds. Farmers Bank also processes vouchers of the WIC (Women, Infants and Children) program for the Cabinet for Human Resources. The Bank's investment department also provides services to the Teacher's Retirement systems. As the depository for the Commonwealth, large fluctuations in deposits are likely to occur on a daily basis. On an average basis, total assets were $1.1 billion for the first nine months of 2001, an increase of $97.5 million or 9.5% from year-end 2000. Average earning assets were 91.7% of average total assets at September 30, 2001, an increase of 160 basis points compared to year-end 2000.

Loans
-----

Loans, net of unearned income, totaled $710.4 million at September 30, 2001, an increase of $27.1 million or 4.0% from year-end 2000. The increase in loans is primarily attributed to a $10.1 million or 2.2% increase in loans secured by real estate and an increase in lease financing of $6.0 million or 17.6%. Average net loans for the nine-month period ended September 30, 2001 were $695.3 million, an increase of $28.0 million or 4.2% compared to the year-end 2000 average. On average, loans represented 67.4% of earning assets compared to 72.0% for year-end 2000. As loan demand fluctuates, the available funds are redirected between either temporary investments or investment securities.

Allowance for Loan Losses
-------------------------

The allowance for loan losses was $10.7 million at September 30, 2001, an increase of $448 thousand from the prior year-end. The allowance represents 1.51% of net loans at September 30, 2001. In management's opinion, the allowance for loan losses is adequate to cover losses inherent in the loan portfolio. The provision for loan losses increased $376 thousand and $222 thousand in the three and nine-month comparison for the period ended September 30, 2001. The Company had net charge-offs of $652 thousand and $1.7 million in the current three and nine months of 2001, respectively, an increase of $281 thousand and $292 thousand compared to the same periods in 2000. A significant portion of the net charge offs in the current quarter relate primarily to a single commercial credit. Annualized net charge offs represented 0.37% and 0.32% of average loans for the current three and nine month periods, respectively, compared to 0.20% at year end 2000. Management continues to emphasize collection efforts and evaluation of risks within the portfolio.

Nonperforming Assets
--------------------

Nonperforming  assets for the Company include  nonperforming  loans,  other real estate owned, and other foreclosed assets. Nonperforming loans consists of nonaccrual loans, restructured loans, and loans past due ninety days or more on which interest in still accruing. Nonperforming assets totaled $7.2 million at September 30, 2001, an increase of $1.9 compared to the prior year-end and a decrease of $561 thousand compared to the prior quarter end. The increase in nonperforming assets in the nine month period is primarily attributed to a $996 thousand increase in other real estate owned, which also represents a significant portion of the remaining balance of one commercial credit that was partially charged off. Nonperforming loans increased $755 thousand compared to the prior year-end. Loans past due ninety days or more on which interest is still accruing increased $566 thousand in the comparison. Nonperforming loans decreased $1.6 million in the current quarter, led by a decrease of $1.6 million in nonaccrual loans. Nonperforming loans as a percentage of net loans increased from 0.67% at year-end to 0.75% at September 30, 2001. This percentage totaled 0.99% at the end of the prior quarter, a decrease of 24 basis points.

Temporary Investments
---------------------

Interest bearing deposits with other banks, federal funds sold and securities purchased under agreements to resell averaged $86.9 million for the first nine months of 2001, an increase of $49.3 million from year end 2000. This increase is primarily a result of the relationship between the Company's principal subsidiary and the Commonwealth of Kentucky as described in preceding sections of this report. Temporary investments are reallocated as loan demand presents the opportunity.

Investment Securities
---------------------

Investment securities were $285.9 million on September 30, 2001, an increase of $25.1 million or 9.6% from year-end 2000. Available for sale and held to maturity securities were $246.6 million and $39.3 million, respectively. Investment securities averaged $249.1 million for the first nine months of 2001, an increase of $27.7 million or 12.5% from year-end 2000. The Company had an unrealized gain on available for sale investment securities of $4.6 million at September 30, 2001 compared to $844 thousand at year-end 2000. Typically, the value of a bond portfolio and interest rates have an inverse relationship; therefore, in the current falling interest rate environment, the value of the available for sale portfolio has increased.

Deposits
--------

Total deposits were $911.4 million at September 30, 2001, a decrease of $57.8 million or 6.0% from year-end 2000. Noninterest bearing deposits decreased $65.6 million in the comparison. This decrease is primarily due to the relationship between the Company's principal subsidiary and the Commonwealth of Kentucky as described in preceding sections of this report. On average, noninterest bearing deposits were $148.7 million during the current nine-month period, an increase of $2.8 million or 1.9% compared to the prior year-end average. Interest bearing deposits increased $7.8 million during the nine months ended September 30, 2001 compared to year-end 2000. On average, interest bearing deposits were $739.0 million in the current period, an increase of $53.8 million or 7.9% from year end 2000. Time deposits accounted for $45.8 million of the increase in average interest bearing deposits. Total deposits averaged $887.7 million, an increase of $56.6 million or 6.8% from year-end 2000.

Borrowed Funds
--------------

Borrowed funds totaled $143.8 million at September 30, 2001, an increase of $42.1 million from year-end 2000. The increase in borrowed funds is attributed to an increase in securities sold under agreements to repurchase of $28.8 million and additional net borrowings from the Federal Home Loan Bank of $14.0 million. The fluctuation in securities sold under agreements to repurchase is primarily due to the relationship between the Company's principal subsidiary and the Commonwealth of Kentucky as described in preceding sections of this report. Total borrowed funds averaged $108.5 million, an increase of $47.8 million from year-end 2000.

LIQUIDITY

Liquidity of the Parent Company is primarily affected by the receipt of dividends from its subsidiary banks and cash balances maintained. As of September 30, 2001 combined retained earnings of the subsidiary banks were $58.6 million, of which $11.6 million was available for the payment of dividends to the Parent Company without obtaining prior approval from bank regulatory agencies. As a practical matter, payment of future dividends is also subject to the maintenance of other capital ratio requirements. Management expects that in the aggregate, its subsidiary banks will continue to have the ability to dividend adequate funds to the Parent Company during the remainder of 2001. The Parent Company had cash balances of $17.9 million at September 30, 2001.

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

Liquid assets consist of cash and due from banks, short-term investments, and available for sale investment securities. At September 30, 2001, such assets totaled $410.8 million, a decrease of $30.5 million or 6.9% from year-end 2000. Net cash provided by operating activities totaled $15.5 million in the nine months ended September 30, 2001 compared to $15.0 million for the same period last year. Net cash used in investing activities was $50.8 million, an increase of $30.1 million. The increase in net cash used in investing activities is attributed to additional purchases of available for sale investment securities. Net cash used in financing activities was $30.3 million for the nine months ended September 30, 2001, an increase of $41.9 million in the prior year comparison. The increase in net cash used in financing activities is due primarily to a decrease in deposits of $40.3 million in the nine-month comparison.

CAPITAL RESOURCES

Shareholders' equity was $124.8 million on September 30, 2001. This represents a decrease of $629 thousand or 0.5% from year-end 2000. The Company purchased 253 thousand shares of its outstanding common stock during the first nine months of 2001 for a total cost of $8.9 million.

The Company announced a stock purchase plan on July 25, 2000, which states that it intends to purchase up to 500,000 shares of its outstanding common stock. This is an addition to the plan announced on November 9, 1998 to purchase up to 400,000 shares. The purchases will be dependent on market conditions and there is no guarantee as to the exact number of shares to be purchased by the Company. Shares repurchased will be used for general corporate purposes. Consistent with the objective of maximizing shareholder value, the Company considers the purchase of its outstanding shares in a given price range to be a good investment of the Company's available funds.

The Company issued 23,838 shares of common stock during the first nine months pursuant to its nonqualified stock option plan. Dividends of $6.3 million or $.90 per share were declared during the first nine months of 2001, an increase of 3.4% per share compared to the prior year. Accumulated other comprehensive income, consisting of unrealized holding gains on available for sale investment securities (net of tax) increased $2.5 million from year-end 2000.

Consistent with the objective of operating a sound financial organization, the Company's goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios as of September 30, 2001, the regulatory minimums and the regulatory standard for a "well capitalized" institution are as follows:


                          Farmers Capital        Regulatory         Well
                         Bank Corporation          Minimum       Capitalized
------------------------------------------------------------------------------
Tier 1 risk based              16.20%               4.00%            6.00%

Total risk based               17.46%               8.00%           10.00%

Leverage                       10.82%               4.00%            5.00%

The capital ratios of all the subsidiary banks, on an individual basis, were in excess of the applicable minimum regulatory capital ratio requirements at September 30, 2001.

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

The Company is required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002.

As of the date of adoption, the Company expects to have no unamortized goodwill or other unamortized identifiable intangible assets. Amortization expense related to goodwill was $495 thousand and $242 thousand for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The Company's market risk is comprised primarily of interest rate risk. Interest rate risk occurs when interest earning assets and interest bearing liabilities mature or reprice at different times or on a different basis. The Company's Asset and Liability Committee ("ALCO") meets to assess and monitor this risk on a regular basis. Gap reports are one of the tools used by the ALCO to measure the Company's interest rate risk. Gap reports identify maturity and repricing mismatches between assets and liabilities over various time periods. The gap position is the difference between the rate sensitive assets and rate sensitive liabilities within a given time period. A positive gap results when more assets mature or reprice than liabilities within the given time period. A negative gap results when more liabilities mature or reprice than assets. Risk is measured by the size of the gap and the length of time the gap exists. The preparation of a gap report requires significant assumptions. Therefore, future results may differ from the trends indicated in the gap report. Assumptions include, but are not limited to, repricing and maturities within the given time period occurring simultaneously and all interest rates moving the same amount.

The following table presents the Company's one-year gap position and related information as of the dates indicated.


                                         9/30/01       6/30/01     12/31/00
                                      -----------------------------------------

Gap position (in millions)               $ (2.5)        $ 5.5     $ (21.0)

Rate sensitive assets
  to rate sensitive liabilities            1.00          1.01        0.97

Gap to total assets                        (0.2)%         0.5%       (1.7)%


At September 30, 2001 the Company was in a slightly negative gap position with $2.5 million more in rate sensitive liabilities scheduled to reprice than rate sensitive assets, indicating that net interest income would not be significantly impacted by a change in interest rates over the next twelve months. The Company is well within the standards established by its ALCO for each of the time periods presented.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

As of September 30, 2001, there had been no material changes to the cases previously reported, and no new significant cases have emerged.

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





Date:       11/06/01          /s/ Charles S. Boyd
      --------------------   -----------------------------------------------
                             Charles Scott Boyd,
                             President and CEO (Principal Executive Officer)


Date:       11-7-01           /s/ Cecil Douglas Carpenter
      --------------------   -----------------------------------------------
                             Cecil Douglas Carpenter,
                             Vice President, Secretary, and CFO (Principal
                             Financial and Accounting Officer)

Exhibit 11
                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                 ----------------------------------------------


-------------------------------------------------------------------------------
                                       Three Months Ended     Nine Months Ended
                                           September 30,        September 30,
(In thousands, except per share data)     2001      2000       2001       2000
-------------------------------------------------------------------------------
Net income, basic and diluted           $3,030     $3,787    $10,832    $10,737
-------------------------------------------------------------------------------

Average shares outstanding               6,950      7,263      6,999      7,343
Effect of dilutive stock options            62         16         39          3
-------------------------------------------------------------------------------
Average diluted shares outstanding       7,012      7,279      7,038      7,346
-------------------------------------------------------------------------------

Net income per share, basic             $  .44     $  .52     $ 1.55     $ 1.46
Net income per share, diluted           $  .43     $  .52     $ 1.54     $ 1.46
-------------------------------------------------------------------------------