Form 10-K405
period 2001-12-31
FARMERS CAPITAL BANK CORP
filed 2002-03-28
CIK 713095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-14412

                        Farmers Capital Bank Corporation
             (Exact name of registrant as specified in its charter)

                Kentucky                                       61-1017851
--------------------------------------------            ------------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
             or organization)                             Identification Number)


P.O. Box 309, 202 West Main St.
Frankfort, Kentucky                                               40601
--------------------------------------------            ------------------------
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (502) 227-1600

           Securities registered pursuant to Section 12(b) of the Act:

          None                                          None
-----------------------------        -------------------------------------------
   (Title of each class)             (Name of each exchange on which registered)

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock - $ .125 per share Par Value
                    -----------------------------------------
                                (Title of Class)

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

                                 Yes [x] No [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 27, 2002 was $ 251,733,711.

As of March 27, 2002 there were 6,896,814 shares outstanding.

Documents incorporated by reference:

     Portions of the Registrant's 2001 Annual Report to Shareholders are incorporated by reference into Part II. Portions of the Registrant's Proxy Statement relating to the Registrant's 2002 Annual Meeting of Shareholders are incorporated by reference into Part III.

An index of exhibits filed with this Form 10-K can be found on page 14.

                        FARMERS CAPITAL BANK CORPORATION
                                    FORM 10-K
                                      INDEX

                                                                            Page
Part I

     Item 1.  Business                                                        3
     Item 2.  Properties                                                      7
     Item 3.  Legal Proceedings                                               8
     Item 4.  Submission of Matters to a Vote of Security Holders             9

Part II

     Item 5.  Market for Registrant's Common Equity and Related
              Shareholder Matters                                             9
     Item 6.  Selected Financial Data                                        10
     Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            10
     Item 7A. Quantitative and Qualitative Disclosures
              About Market Risk                                              10
     Item 8.  Financial Statements and Supplementary Data                    10
     Item 9.  Changes in and Disagreements With Accountants
              on Accounting and Financial Disclosure                         11

Part III

     Item 10. Directors and Executive Officers of the Registrant             11
     Item 11. Executive Compensation                                         11
     Item 12. Security Ownership of Certain Beneficial Owners
              and Management                                                 11
     Item 13. Certain Relationships and Related Transactions                 11

Part IV

     Item 14. Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K                                                    12

Signatures                                                                   13

Index of Exhibits                                                            14

                                     PART I

Item 1. Business
----------------

                                  Organization
                                  ------------

Farmers Capital Bank Corporation (the "Registrant" or the "Company") is a financial holding company. The Registrant was originally formed as a bank holding company under the Bank Holding Company Act of 1956, as amended, on October 28, 1982 under the laws of the Commonwealth of Kentucky. During 2000, the Registrant elected to change from a bank holding company to a financial holding company (see discussion in Supervision and Regulation section of this report). The Registrant's subsidiaries provide a wide range of banking and bank-related services to customers throughout Kentucky. The bank subsidiaries owned by the Registrant include Farmers Bank & Capital Trust Co. ("Farmers Bank"), Frankfort, Kentucky; United Bank & Trust Co. ("United Bank"), Versailles, Kentucky; Lawrenceburg National Bank ("Lawrenceburg Bank"), Harrodsburg, Kentucky; First Citizens Bank, Shepherdsville, Kentucky; Farmers Bank and Trust Company ("Farmers Georgetown Bank"), Georgetown, Kentucky; and Kentucky Banking Centers, Inc. ("Ky. Banking Centers"), Glasgow, Kentucky. The Registrant also owns FCB Services, Inc., ("FCB Services"), a nonbank data processing subsidiary located in Frankfort, Kentucky and Kentucky General Life Insurance Company, Inc., ("Kentucky General"), a nonbank insurance agency subsidiary located in Frankfort, Kentucky. The Registrant's banking operations are aggregated into one reportable operating segment. As of December 31, 2001, the Registrant had $1.2 billion in consolidated assets.

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

Farmers Bank is the largest bank chartered in Franklin County. It conducts business in its principal office and four branches within Frankfort, the capital of Kentucky. Franklin County is a diverse community, including government, commerce, finance, industry, medicine, education and agriculture. The bank also serves many individuals and corporations throughout Central Kentucky. On December 31, 2001, it had total consolidated assets of $568 million, including loans net of unearned income of $262 million. On the same date, total deposits were $353 million and shareholders' equity totaled $50 million.

Farmers Bank had four subsidiaries during 2001: Farmers Bank Realty Co. ("Realty"), Leasing One Corporation ("Leasing One"), Farmers Capital Insurance
Corporation ("Farmers Insurance"), and E Properties, Inc. ("E Properties"). Prior to 2001, Farmers Bank participated in a joint venture - Frankfort ATM, Ltd. ("ATM").

Realty was incorporated in 1978 for the purpose of owning certain real estate used by the Registrant and Farmers Bank in the ordinary course of business. Realty had total assets of $3.2 million on December 31, 2001.

Leasing One was incorporated in August 1993 to operate as a commercial equipment leasing company. It is located in Frankfort and is currently licensed to conduct business in thirteen states. In 1997, it began to service leases for unaffiliated third parties. At year-end 2001 it had total assets of $24.5 million, including leases net of unearned income of $24.2 million.

Farmers Insurance was organized in 1988 to engage in insurance activities permitted to the Registrant by federal and state law. Farmers Bank capitalized this corporation, which had no activity prior to 1998, in December 1998. Farmers Insurance acts as an agent for Commonwealth Land Title Co. At year-end 2001 it had total assets of $77 thousand. Farmers Insurance has a 50% interest in Farmers Fidelity Insurance Company, LLP ("Farmers Fidelity"). The Creech & Stafford Insurance Agency, Inc., an unrelated party to the Registrant, also has a 50% interest in Farmers Fidelity.

E Properties was incorporated on May 5, 2000. This company was involved in real estate management and liquidation for properties repossessed by Farmers Bank. E Properties was effectively liquidated on December 31, 2001.

Farmers Bank had a 50% interest in ATM, a joint venture for the purpose of ownership of automatic teller machines in the Frankfort area. State National Bank, a Frankfort bank not otherwise associated with the Registrant, also had a 50% interest in ATM. ATM was dissolved in December 2000, and the total remaining assets were distributed to its partners.

On February 15, 1985, the Registrant acquired United Bank, a state chartered bank originally organized in 1880. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. It conducts business in its principal office and two branches in Woodford County, Kentucky. During 1997, it purchased a building in Midway for the purpose of moving its existing Midway branch. The new building allows the bank to offer drive thru services to its customers in Midway. United Bank is the largest bank chartered in Woodford County with total assets of $142 million and total deposits of $126 million at December 31, 2001.

On June 28, 1985, the Registrant acquired Lawrenceburg Bank, a national chartered bank originally organized in 1885. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. During 1998, it was granted permission by the Office of the Comptroller of the Currency ("OCC") to move its charter and main office to Harrodsburg, Kentucky in Mercer County. Construction of the new site in Harrodsburg was completed and operations began there in July 1999. Lawrenceburg Bank conducts business at the Harrodsburg site and two branches in Anderson County, Kentucky. The Anderson County branches rank number one in size compared to all banks chartered in Anderson County. Total assets were $126 million and total deposits were $113 million at December 31, 2001.

On March 31, 1986, the Registrant acquired First Citizens Bank, a state chartered bank originally organized in 1964. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. During 1997, it applied and was granted permission by the Kentucky Department of Financial Institutions ("KDFI") to move its charter and main office to Shepherdsville, Kentucky in Bullitt County. First Citizens Bank completed construction of the site and began operations in April 1998. During 1999, First Citizens Bank closed its South Dixie branch in Elizabethtown, Kentucky. It now conducts business in its four branches in Hardin County, Kentucky along with its principal office in Shepherdsville. First Citizens Bank's Hardin County branches rank number four in size compared to all banks chartered in Hardin County. Total assets were $145 million and total deposits were $121 million at December 31, 2001.

On June 30, 1986, the Registrant acquired Farmers Georgetown Bank, a state chartered bank originally organized in 1850. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. It conducts business in its principal office and three branches in Scott County, Kentucky. Farmers Georgetown Bank is the largest bank chartered in Scott County with total assets of $165 million and total deposits of $129 million at December 31, 2001.

On June 15, 1987, the Registrant acquired Horse Cave State Bank, a state chartered bank originally organized in 1926. During 1997, it received approval from the KDFI to move its charter to Glasgow, Kentucky. Subsequent to that approval, Horse Cave State Bank changed its name to Kentucky Banking Centers, Inc. Ky. Banking Centers is engaged in a general banking business providing full service banking to individuals, businesses, and governmental customers. It conducts business in its principal office in Glasgow and two branches in Hart County, Kentucky. Ky. Banking Centers' Hart County branches rank number one in size compared to all banks chartered in Hart County. Total assets were $98 million and total deposits were $85 million at December 31, 2001.

The Registrant's subsidiary banks make first and second residential mortgage loans secured by the real estate not to exceed 90% loan to value without seeking third party guarantees. Commercial real estate loans are made in the low to moderate range, secured by the real estate not exceeding 80% loan to value. Other commercial loans are asset based loans secured by equipment and lines of credit secured by receivables. Secured and unsecured consumer loans generally are made for automobiles and other motor vehicles. In most cases loans are restricted to the subsidiaries' general market area.

FCB Services, organized in 1992, provides data processing services and support for the Registrant and its subsidiaries. It is located in Frankfort, Kentucky. During 1994, FCB Services began performing data processing services for nonaffiliated banks. FCB Services had total assets of $3.3 million at December 31, 2001.

Kentucky General was incorporated on June 22, 2000 to engage in insurance activities permitted by federal and state law. This corporation was inactive as of December 31, 2001.


                           Supervision and Regulation
                           --------------------------

The Registrant originally registered as a bank holding company and was restricted to those activities permissible under the Bank Holding Company Act of 1956, as amended ("BHC Act"). The BHC Act provides for regulation, supervision, and examination by the Board of Governors of the Federal Reserve System ("FRB"). The Gramm-Leach-Bliley Act of 1999 ("GLB Act") signed into law on November 12, 1999 had a significant effect on Federal banking laws applicable to the Registrant and its subsidiary banks. The GLB Act permitted the Registrant to elect to become a financial holding company. The Registrant elected this option on June 9, 2000. In order to be granted status as a financial holding company, a bank holding company and each of its subsidiary depository institutions must be well capitalized, well managed, and have achieved at least a satisfactory record of meeting community credit needs at its most recent Community Reinvestment Act ("CRA") examination. A financial holding company is subject to corrective action by the FRB if any depository institution controlled by the company fails to maintain both well capitalized and well managed status. The GLB Act places limitations on a financial holding company's ability to engage in new financial activities and affiliations if the company fails to maintain its satisfactory CRA rating.

The GLB Act amended the BHC Act to allow a bank holding company that has elected financial holding company status to engage in an expanded list of permissible activities, including insurance and securities underwriting, among others. The GLB Act includes a system of functional regulation in which the FRB serves as the umbrella regulator of the holding company. The FRB regulates the Registrant's business activities in a variety of ways including, but not limited to, requirements on acquiring control of other banks and bank holding companies, limitations on activities and investments, and regulatory capital requirements. State and other federal financial regulators, such as the KDFI, OCC, the Federal Deposit Insurance Corporation ("FDIC"), and the Securities and Exchange Commission also regulate either affiliates of the holding company or the holding company itself.

The Registrant's state bank subsidiaries are subject to state banking law and regulation and periodic examinations by the KDFI. Lawrenceburg Bank, a national bank, is subject to similar regulation and supervision by the OCC under the National Banking Act and the Federal Reserve System under the Federal Reserve Act. Other regulations that apply to the Registrant's bank subsidiaries include, but are not limited to, insurance of deposit accounts, capital ratios, payment of dividends, liquidity requirements, the nature and amount of investments that can be made, transactions with affiliates, community and consumer lending, and internal policies and control.

The operations of the Registrant and its subsidiary banks are also affected by other banking legislation and policies and practices of various regulatory authorities. Such legislation and policies include statutory maximum rates on loans, reserve requirements, domestic monetary and fiscal policy, and limitations on the kinds of services that may be offered. During 2000, the State Wide Branching Bill became effective, which allows banks to open a branch anywhere in the state of Kentucky. Previously, banks were limited to the county where the main office was located.

The BHC Act formerly prohibited the Federal Reserve Board from approving an application from a bank holding company to acquire shares of another bank across its own state lines. However, effective September 1995, new legislation abolished those restrictions and now allows bank holding companies to acquire shares of out of state banks, subject to certain conditions. Currently, the Company has no plans to purchase an out of state bank.

The GLB Act includes various extensive customer privacy protection provisions. The GLB Act requires a financial institution to clearly disclose its privacy policy to its customers regarding the sharing of non-public personal information with affiliates and third parties. The financial institution's privacy policy must be disclosed at the time a customer relationship is established and not less than annually thereafter.

The Financial Reform, Recovery and Enforcement Act of 1989 provides that a holding company's controlled insured depository institutions are liable for any loss incurred by the FDIC in connection with the default of, or any FDIC assisted transaction involving, an affiliated insured bank.

Deposits of the Registrant's subsidiary banks are insured by the FDIC's Bank Insurance Fund, which subjects the banks to regulation and examination under the provisions of the Federal Deposit Insurance Act.

Under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), the FDIC established a risk-based assessment system for insured depository institutions, which became effective January 1, 1994. The FDIC has adopted a risk-based deposit insurance assessment system under which the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC which is determined by the institution's capital level.

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

The purpose of the CRA is to encourage banks to respond to the credit needs of the communities they serve, including low and moderate-income neighborhoods. CRA states that banks should accomplish this while still preserving the flexibility needed for safe and sound operations. It is designed to increase the bank's sensitivity to investment opportunities that will benefit the community.

References under the caption "Supervision and Regulation" to applicable statutes and regulations are brief summaries of portions thereof which do not purport to be complete and which are qualified in their entirety by reference thereto.


                                   Competition
                                   -----------

The Registrant and its subsidiaries compete for banking business with various types of businesses other than commercial banks and savings and loan associations. These include, but are not limited to, credit unions, mortgage lenders, finance companies, insurance companies, stock and bond brokers, financial planning firms, and department stores which compete for one or more lines of banking business. The banks also compete for commercial and retail business not only with banks in Central Kentucky, but with banking organizations from Ohio, Indiana, Tennessee, Pennsylvania, and North Carolina which have banking subsidiaries located in Kentucky and may possess greater resources than the Corporation.

The primary areas of competition pertain to quality of services, interest rates, and fees charged on loans and deposits.

The business of the Registrant is not dependent upon any one customer or on a few customers, and the loss of any one or a few customers would not have a material adverse effect on the Registrant.

No material portion of the business of the Registrant is seasonal. No material portion of the business of the Registrant is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government, though certain contracts are subject to such renegotiation or termination.

The Registrant is not engaged in operations in foreign countries.

                                    Employees
                                    ---------

As of December 31, 2001, the Registrant and its subsidiaries had 468 full-time equivalent employees. Employees are provided with a variety of employee benefits. A retirement plan, a profit-sharing (401K) plan, group life insurance, hospitalization, dental, and major medical insurance are available to eligible personnel. Employees are not represented by a union. Management and employee relations are good.

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

Item 2. Properties
------------------

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

Item 3. Legal Proceedings
-------------------------

Farmers Bank was named, on September 10, 1992, as a defendant in Case No. 92CIO5734 in Jefferson Circuit Court, Louisville, Kentucky, Earl H. Shilling et al. v. Farmers Bank & Capital Trust Company. Details of this case have been disclosed in previous Annual Reports on Form 10-K and subsequent 10-Q filings. The named plaintiffs purported to represent a class consisting of all present and former owners of the County of Jefferson, Kentucky, Nursing Home Refunding Revenue Bonds (Filson Care Home Project) Series 1986A and County of Jefferson, Kentucky, Nursing Home Improvement Revenue Bonds (Filson Care Home Project) Series 1986B (collectively "the Bonds"). The plaintiffs alleged that the class had been damaged through a reduction in the value of the Bonds and a loss of interest on the Bonds because of the actions of the Bank in its capacity as indenture trustee for the Bondholders. The plaintiffs demanded compensatory and punitive damages.

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

The Bank filed a motion for judgment notwithstanding the verdict or, in the alternative, for a new trial, asserting that the jury's verdict that the Bank breached its fiduciary duty was not supported by sufficient evidence, that the jury's award of damages was speculative and was not supported by the evidence, and that the jury's award of punitive damages was not supported by sufficient evidence. The Bank also asserted that a new trial was warranted because of the erroneous admission of evidence concerning legal fees paid by the Bank.

Plaintiffs filed an appeal contending that the denial of class certification was erroneous, that the individual plaintiffs should not have been dismissed from the lawsuit, that certain evidence was erroneously excluded, and that the directed verdict regarding the disgorgement of legal fees and the commercial bribery claims was erroneous. On August 1, 2000, the Kentucky Court of Appeals dismissed the appeal as having been prematurely filed.

On January 3, 2001, the Jefferson Circuit Court entered judgment in favor of the Bank notwithstanding the jury's verdict in favor of the plaintiffs, holding that the Bank reasonably relied in good faith on the advice of its counsel, that there was no evidence that the Bank breached its fiduciary duty to the plaintiffs, and that there was no evidence that the Bank caused the plaintiffs' losses.

On January 31, 2001, the plaintiff bondholders appealed, and on February 9, 2001, defendant Bank cross-appealed, the judgment of the Jefferson Circuit Court to the Kentucky Court of Appeals.

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

The Bank intends to vigorously pursue its pending motion and to defend plaintiffs' claims. It is not possible at this stage of the proceedings to make any prediction as to the outcome.

As of December 31, 2001, there were various other pending legal actions and proceedings against the Company, including these above, arising from the normal course of business and in which claims for damages are asserted. Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material adverse effect upon the consolidated financial statements of the Company.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.



                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters
-----------------------------------------------------------------------------

The information set forth under the sections "Shareholder Information" and "Stock Prices" on pages 33 and 34 of the 2001 Annual Report to Shareholders is hereby incorporated by reference. Additional information set forth under Note 16 to the Registrant's Consolidated Financial Statements on pages 53 and 54 of the 2001 Annual Report to Shareholders is also hereby incorporated by reference.

Stock Transfer Agent and Registrar:

         Farmers Bank & Capital Trust Co.
         P.O. Box 309
         Frankfort, Kentucky 40602

The Registrant offers shareholders automatic reinvestment of dividends in shares of stock at the market price without fees or commissions. For a description of the plan and an authorization card, contact the Registrar above.

NASDAQ Market Makers:

     Herzog, Heine, Geduld, Inc.                    Morgan, Keegan and Company
     (800) 221-3600                                 (800) 260-0280

     J.J.B. Hilliard, W.L. Lyons, Inc.              Spear, Leeds & Kellogg
     (502) 588-8400 or                              (800) 526-3160
     (800) 444-1854

     Knight Securities LP
     (888) 302-9197


Item 6. Selected Financial Data
-------------------------------

----------------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                              2001           2000            1999           1998           1997
(In thousands, except per share data)
-----------------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
Interest Income                                    $    77,039    $    75,481      $   69,034      $  69,681    $    67,360
Interest Expense                                        34,357         32,536          27,184         29,147         27,450
Net Interest Income                                     42,682         42,945          41,850         40,534         39,910
Provision for Loan Losses                                2,448          2,472           2,863          1,134          1,830
Net Income                                              14,671         14,380          13,930         14,247         14,103
-----------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
Net Income -
  Basic                                            $      2.10    $      1.97      $     1.86      $    1.89     $     1.86
  Diluted                                                 2.09           1.97            1.86           1.89           1.86
Cash Dividends Declared                                   1.21           1.17            1.13           1.00            .855
Book Value                                               17.89          17.49           16.82          16.47          15.48
-----------------------------------------------------------------------------------------------------------------------------
SELECTED RATIOS
Percentage of Net Income to:
  Average Shareholders' Equity (ROE)                     11.93%         11.61%          11.20%         11.88%         12.50%
  Average Total Assets (ROA)                              1.28           1.40            1.41           1.49           1.56
Percentage of Dividends Declared to
  Net Income                                             57.70          59.33           60.66          53.02          45.90
Percentage of Average Shareholders'
  Equity to Average Total Assets                         10.75          12.06           12.58          12.55          12.46
-----------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                          $  123,560     $  125,461      $  125,106      $ 123,839     $  117,044
Total Assets                                         1,183,530      1,204,752       1,039,787        992,338      1,014,183
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                                  6,982          7,304           7,478          7,555          7,572
  Diluted                                                7,025          7,307           7,478          7,555          7,572
-------------------------------------------------------------------------------------------------------------------------------


Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations
        -------------

The discussion on pages 22 through 35 of the 2001 Annual Report to Shareholders is hereby incorporated by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------  ----------------------------------------------------------

The information set forth under the item "Market Risk Management" on pages 31 and 32 of the 2001 Annual Report to Shareholders is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

The information set forth below on pages 37 through 58, and the inside back cover of the 2001 Annual Report to Shareholders is hereby incorporated by reference:

Independent Auditors' Report
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Statements of Changes in Shareholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Shareholder Information

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
        Financial Disclosure
        --------------------

The Registrant has had no disagreement on accounting and financial disclosure matters and has not changed accountants during the three year period ended December 31, 2001.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

                                  Positions and             Years of Service
                                  Offices With              With the
Executive Officer1        Age     the Registrant            Registrant
-------------------------------------------------------------------------------

Charles S. Boyd2           60     President and CEO,            38*
                                  Director3

Allison B. Gordon          38     Senior Vice President4        15*


Additional information required by Item 10 is hereby incorporated by reference from the Registrant's definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 14, 2002 which will be filed with the Commission on or about April 1, 2002, pursuant to Regulation 14A.

*    Includes years of service with the Registrant and its subsidiaries.

1    For  Regulation  O  purposes,   Frank  W.  Sower,   Jr.,  Chairman  of  the
     Registrant's board of directors, is considered an executive officer in name only.

2 Mr. Boyd died on March 8, 2002. Refer to Form 8-K dated March 13, 2002 for additional information.

3 Also a director of Farmers Bank, Ky. Banking Centers, Farmers Georgetown Bank, United Bank, Lawrenceburg Bank, First Citizens Bank, and FCB Services.

4    Also a director of Farmers Bank, Farmers Georgetown Bank, and FCB Services.

Item 11. Executive Compensation
-------------------------------

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

The information required by Items 11 through 13 is hereby incorporated by reference from the Registrant's definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 14, 2002 which will be filed with the Commission on or about April 1, 2002, pursuant to Regulation 14A.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

                                                              2001 Annual Report
                                                                To Shareholders
(a)1.    Financial Statements                                          Page
         --------------------

         Independent Auditors' Report                                    37

         Consolidated Balance Sheets at
              December 31, 2001 and 2000                                 38

         Consolidated Statements of Income
              for the years ended December 31, 2001, 2000, and 1999      39

         Consolidated Statements of Comprehensive Income
              for the years ended December 31, 2001, 2000, and 1999      40

         Consolidated Statements of Changes in
              Shareholders' Equity for the years
              ended December 31, 2001, 2000, and 1999                    41

         Consolidated Statements of Cash Flows
              for the years ended December 31, 2001, 2000, and 1999      42

         Notes to Consolidated Financial Statements                 43 - 58

(a)2.    Financial Statement Schedules
         -----------------------------

         All schedules are omitted for the reason they are not required, or are not applicable, or the required information is disclosed elsewhere in the financial statements and related notes thereto.

(a)3.    Exhibits:
         ---------

                  13.      2001 Annual Report to Shareholders
                  21.      Subsidiaries of the Registrant
                  23.      Independent Auditors' Consent

(b)      Reports on Form 8-K
         -------------------

          On March 13, 2002, the Registrant filed a report on Form 8-K regarding the March 8, 2002 death of Charles S. Boyd, President and Chief Executive Officer of the Registrant. On March 11, 2002, the Board of Directors of the Registrant elected G. Anthony Busseni as the permanent President and Chief Executive Officer to replace Mr. Boyd, effective immediately. There were no financial statements filed with this Form 8-K.

(c)      Exhibits
         --------

         See Index of Exhibits set forth on page 14.

(d)      Separate Financial Statements and Schedules
         -------------------------------------------

         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      FARMERS CAPITAL BANK CORPORATION


                      By:    /s/ G. Anthiny Busseni
                             ------------------------------
                             G. Anthony Busseni
                             President and Chief Executive Officer


                      Date:  March 11, 2002
                            ------------------------------



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ G. Anthony Busseni    President, Chief Executive Officer   Mar-11-02
------------------------- and Director (principal executive  -------------------
G. Anthony Busseni        officer of the Registrant)


/s/ Frank W. Sower, Jr.          Chairman                      Mar-11-02
-------------------------                                    -------------------
Frank W. Sower, Jr.

                                 Director
-------------------------                                    -------------------
Charles S. Boyd 1

/s/ Lloyd C. Hillard, Jr.        Director                      Mar-11-02
-------------------------                                    -------------------
Lloyd C. Hillard, Jr.

                                 Director
-------------------------                                    -------------------
W. Benjamin Crain

/s/ Stokes A. Baird              Director                       3-21-02
-------------------------                                    -------------------
Stokes A. Baird, IV

/s/ Harold G. Mays               Director                      Mar 12-02
-------------------------                                    -------------------
Harold G. Mays

/s/ E. Glenn Birdwhistell        Director                      Mar 11, 02
-------------------------                                    -------------------
E. Glenn Birdwhistell

/s/ Michael M. Sullivan          Director                      Mar 12 02
-------------------------                                    -------------------
Michael M. Sullivan

/s/ J. Barry Banker              Director                      Mar 11, 2002
-------------------------                                    -------------------
J. Barry Banker

/s/ Robert Roach, Jr.            Director                      March 11, 2002
-------------------------                                    -------------------
Robert Roach, Jr.

/s/ Shelley S. Sweeney           Director                      March 11, 2002
-------------------------                                    -------------------
Shelley S. Sweeney

/s/ C. Douglas Carpenter   Vice President, Secretary           3-11-02
-------------------------  and CFO (principal financial      -------------------
C. Douglas Carpenter       and accounting officer)

1 Mr. Boyd died on March 8, 2002.

                                INDEX OF EXHIBITS



                                                                       Page


13.      2001 Annual Report to Shareholders                        Enclosed

21.      Subsidiaries of the Registrant                                  15

23.      Independent Auditors' Consent                                   16

                                   Exhibit 21
                         Subsidiaries of the Registrant
                         ------------------------------

The following table provides a listing of the direct and indirect operating subsidiaries of the Registrant, the percent of voting stock held by the Registrant as of December 31, 2001 and the jurisdiction of incorporation in which each subsidiary was incorporated or organized.

                                                                  Percentage of
                                                                     Voting
                                                  Jurisdiction    Stock held by
Subsidiaries of the Registrant                  of Incorporation    Registrant
--------------------------------------------------------------------------------

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

Leasing One Corporation 2                         Kentucky



1   None Issued

2   A wholly owned subsidiary of Farmers Bank & Capital Trust Co.

3   A fifty (50%) percent owned LLP of Farmers Capital Insurance Corporation

                                   Exhibit 23
                          Independent Auditors' Consent
                          -----------------------------





The Board of Directors
Farmers Capital Bank Corporation

We consent to the incorporation by reference in the registration statement (No. 333-63037) on Form S-8 of Farmers Capital Bank Corporation of our report dated January 15, 2002, with respect to the consolidated balance sheets of Farmers Capital Bank Corporation and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001, which report appears in the December 31, 2001 annual report on Form 10-K of Farmers Capital Bank Corporation.


/s/ KPMG LLP

Louisville, Kentucky
March 27, 2002