Form 10-Q
period 2002-03-31
FARMERS CAPITAL BANK CORP
filed 2002-05-09
CIK 713095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                         For the transition period from
                          ____________ to ____________

                         Commission File Number 0-14412

                        FARMERS CAPITAL BANK CORPORATION
               ------------ -------------------------------------
             (Exact name of registrant as specified in its charter)


          KENTUCKY                                       61-1017851
--------------------------------         ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

P.O. BOX 309, 202 WEST MAIN STREET
FRANKFORT, KENTUCKY                                         40602
---------------------------------------- ---------------------------------------
(Address of principal executive offices)                 (Zip Code)


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


                    Common stock, par value $0.125 per share
                 6,912,214 shares outstanding at May 7, 2002


                                                 TABLE OF CONTENTS


Part I - Financial Information                                                              Page No.
------------------------------                                                              --------

     Item 1 - Financial Statements

         Unaudited Consolidated Balance Sheets -
             March 31, 2002 and December 31, 2001                                                3

         Unaudited Consolidated Statements of Income -
             For the Three Months Ended
             March 31, 2002 and March 31, 2001                                                   4

         Unaudited Consolidated Statements of Comprehensive Income -
             For the Three Months Ended
             March 31, 2002 and March 31, 2001                                                   5

         Unaudited Consolidated Statements of Cash Flows -
             For the Three Months Ended
             March 31, 2002 and March 31, 2001                                                   6

         Unaudited Consolidated Statements of Changes in Shareholders' Equity -
             For the Three Months Ended
             March 31, 2002 and March 31, 2001                                                   7

         Notes to Unaudited Consolidated Financial Statements                                    8

     Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                              9

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk                        14

Part II - Other Information

     Item 1 - Legal Proceedings                                                                 14

     Item 6 - Exhibits and Reports on Form 8-K                                                  15

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

UNAUDITED CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             March 31,       December 31,
(In thousands, except per share data)                                                            2002               2001
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
 Cash and cash equivalents:
     Cash and due from banks                                                               $    54,098        $    55,977
     Interest bearing deposits in other banks                                                    3,887              3,090
     Federal funds sold and securities purchased under
          agreements to resell                                                                  73,803             47,318
------------------------------------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                                      131,788            106,385
------------------------------------------------------------------------------------------------------------------------------------

Investment securities:
     Available for sale, amortized cost of $312,776 (2002) and $306,197 (2001)                 312,852            308,081
     Held to maturity, fair value of $35,719 (2002) and $38,505 (2001)                          34,604             37,461
------------------------------------------------------------------------------------------------------------------------------------
          Total investment securities                                                          347,456            345,542
------------------------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income                                                                  686,794            701,869
Allowance for loan losses                                                                      (10,328)           (10,549)
------------------------------------------------------------------------------------------------------------------------------------
          Loans, net                                                                           676,466            691,320
------------------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                     24,462             24,800
Other assets                                                                                    14,567             15,483
------------------------------------------------------------------------------------------------------------------------------------
          Total assets                                                                     $ 1,194,739        $ 1,183,530
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits:
     Noninterest bearing                                                                   $   141,142        $   136,001
     Interest bearing                                                                          766,433            777,484
------------------------------------------------------------------------------------------------------------------------------------
          Total deposits                                                                       907,575            913,485
------------------------------------------------------------------------------------------------------------------------------------
Securities sold under agreements to repurchase                                                 109,434            113,792
Other short-term borrowings                                                                     19,508             12,808
Long-term debt                                                                                  24,777             10,913
Dividends payable                                                                                2,138              2,152
Other liabilities                                                                                7,610              6,820
------------------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                                  1,071,042          1,059,970
------------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock, par value $0.125 per share
     9,608,000 shares authorized; 8,074,235 and 8,058,244
     shares issued at March 31, 2002 and December 31, 2001, respectively                         1,009              1,007
Capital surplus                                                                                 15,735             15,179
Retained earnings                                                                              138,871            137,227
Treasury stock, at cost
     1,178,421 and 1,152,978 shares at March 31, 2002 and
     December 31, 2001, respectively                                                           (31,968)           (31,077)
Accumulated other comprehensive income                                                              50              1,224
------------------------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity                                                           123,697            123,560
------------------------------------------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity                                       $ 1,194,739        $ 1,183,530
------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
Three months ended March 31,                                                     2002                 2001
--------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                                   $ 13,064             $ 15,392
Interest on investment securities:
     Taxable                                                                    2,742                2,640
     Nontaxable                                                                   911                  798
Interest on deposits in other banks                                                20                   25
Interest of federal funds sold and securities purchased under
     agreements to resell                                                         211                1,190
--------------------------------------------------------------------------------------------------------------------
          Total interest income                                                16,948               20,045
--------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits                                                            5,981                8,001
Interest on securities sold under agreements to repurchase                        473                1,256
Interest on other borrowed funds                                                  339                  152
--------------------------------------------------------------------------------------------------------------------
          Total interest expense                                                6,793                9,409
--------------------------------------------------------------------------------------------------------------------
          Net interest income                                                  10,155               10,636
--------------------------------------------------------------------------------------------------------------------
Provision for loan losses                                                         121                  223
--------------------------------------------------------------------------------------------------------------------
          Net interest income after provision for loan losses                  10,034               10,413
--------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Service charges and fees on deposits                                            1,819                1,554
Other service charges, commissions, and fees                                      895                  923
Data processing income                                                            336                  328
Trust income                                                                      367                  386
Investment securities gains, net                                                  597                  279
Gain on sale of mortgage loans                                                     55                   32
Other                                                                             (75)                  30
--------------------------------------------------------------------------------------------------------------------
          Total noninterest income                                              3,994                3,532
--------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits                                                  5,150                4,934
Occupancy expenses, net                                                           571                  584
Equipment expenses                                                                926                  807
Bank franchise tax                                                                307                  296
Other                                                                           1,956                1,887
--------------------------------------------------------------------------------------------------------------------
          Total noninterest expense                                             8,910                8,508
--------------------------------------------------------------------------------------------------------------------
          Income before income taxes                                            5,118                5,437
--------------------------------------------------------------------------------------------------------------------
Income tax expense                                                              1,336                1,531
--------------------------------------------------------------------------------------------------------------------
          Net income                                                          $ 3,782              $ 3,906
--------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE
     Basic                                                                    $   .55              $   .55
     Diluted                                                                      .54                  .55
--------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic                                                                      6,901                7,099
     Diluted                                                                    6,961                7,121
--------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.



UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
---------------------------------------------------------------------------------------------------------------------
Three months ended March 31, (In thousands)                              2002                 2001
---------------------------------------------------------------------------------------------------------------------
NET INCOME                                                           $  3,782            $   3,906

Other comprehensive (loss) income:
     Unrealized holding (loss) gain on available for sale
     securities arising during the period, net of tax
     of ($415) and $510, respectively                                    (770)                 990

Reclassification  adjustment for prior period  unrealized
     gain recognized during current period, net of tax of
     ($218) and ($88), respectively                                      (404)                (171)
---------------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income                                      (1,174)                 819
---------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                 $  2,608            $   4,725
---------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.



UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------------
Three months ended March 31, (In thousands)                                        2002           2001
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                              $    3,782     $    3,906
     Adjustments to  reconcile  net  income to net cash  provided by  operating activities:
          Depreciation and amortization                                             729            877
          Net amortization of investment security premiums and discounts:
                Available for sale                                                  142           (305)
                Held to maturity                                                    (16)             3
          Provision for loan losses                                                 121            223
          Noncash compensation expense                                              166            242
          Mortgage loans originated for sale                                     (8,666)        (5,441)
          Proceeds from sale of mortgage loans                                    7,517          4,324
          Deferred income tax (benefit) expense                                    (256)             9
          Gain on sale of mortgage loans                                            (55)           (32)
          Gain on sale of premises and equipment                                                    (4)
          Gain on sale of available for sale investment securities, net            (597)          (279)
          Decrease in accrued interest receivable                                   597            678
          Decrease (increase) in other assets                                       708           (526)
          Decrease in accrued interest payable                                      (66)           (44)
          Increase in other liabilities                                           1,357          1,564
---------------------------------------------------------------------------------------------------------------------
             Net cash provided by operating activities                            5,463          5,195
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities and calls of investment securities:
          Available for sale                                                    156,811        161,715
          Held to maturity                                                        2,873          4,318
     Proceeds from sale of available for sale investment securities             100,438          7,245
     Purchase of available for sale investment securities                      (263,373)      (159,589)
     Loans originated for investment, net of principal collected                 15,937         (9,130)
     Purchase of premises and equipment                                            (391)          (738)
     Proceeds from sale of equipment                                                                 4
---------------------------------------------------------------------------------------------------------------------
             Net cash provided by investing activities                           12,295          3,825
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net decrease in deposits                                                    (5,910)       (78,583)
     Net (decrease) increase in securities sold under agreements
          to repurchase                                                          (4,358)           160
     Proceeds from long-term debt                                                14,500
     Repayments of long-term debt                                                  (636)        (2,981)
     Net increase (decrease) in other short-term borrowings                       6,700         (1,060)
     Dividends paid                                                              (2,152)        (2,155)
     Purchase of common stock                                                      (891)        (7,297)
     Stock options exercised                                                        392             39
---------------------------------------------------------------------------------------------------------------------
             Net cash provided by (used in) financing activities                  7,645        (91,877)
---------------------------------------------------------------------------------------------------------------------
             Net increase (decrease) in cash and cash equivalents                25,403        (82,857)
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                                  106,385        229,871
---------------------------------------------------------------------------------------------------------------------
             Cash and cash equivalents at end of period                      $  131,788     $  147,014
---------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
     Interest                                                                $    6,859     $    9,453
Cash dividend declared and unpaid                                                 2,138          2,144
---------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.


UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                                                                Accumulated
                                                                                                        Other             Total
Three months ended                   Common Stock       Capital    Retained    Treasury Stock       Comprehensive     Shareholders'
March 31, 2002 and 2001           Shares     Amount     Surplus    Earnings   Shares     Amount     Income (Loss)        Equity
------------------------------------------------------------------------------------------------------------------------------------
  Balance at January 1, 2002       8,058     $1,007     $15,179    $137,227    1,153   $(31,077)        $1,224          $123,560
Net income                                                            3,782                                                3,782
Other comprehensive loss                                                                                (1,174)           (1,174)
Cash dividends declared,
  $.31 per share                                                     (2,138)                                              (2,138)
Purchase of common stock                                                          25       (891)                            (891)
Stock options exercised               16          2         390                                                              392
Noncash compensation expense
  attributed to stock option grants                         166                                                              166
------------------------------------------------------------------------------------------------------------------------------------
  Balance at March 31, 2002        8,074     $1,009     $15,735    $138,871    1,178   $(31,968)           $50          $123,697
------------------------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------------------------
  Balance at January 1, 2001       8,032     $1,004     $13,634    $131,021      860   $(20,755)          $557          $125,461
Net income                                                            3,906                                                3,906
Other comprehensive income                                                                                 819               819
Cash dividends declared,
  $.30 per share                                                     (2,144)                                              (2,144)
Purchase of common stock                                                         206     (7,297)                          (7,297)
Stock options exercised                1                     39                                                               39
Noncash compensation expense
  attributed to stock option grants                         242                                                              242
------------------------------------------------------------------------------------------------------------------------------------
  Balance at March 31, 2001        8,033     $1,004     $13,915    $132,783    1,066   $(28,052)        $1,376          $121,026
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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

RESULTS OF OPERATIONS

                    FIRST QUARTER 2002 VS. FIRST QUARTER 2001
                    -----------------------------------------

The Company reported net income of $3.8 million for the first quarter of 2002, a decrease of $124 thousand or 3.2% compared to $3.9 million for the same period in 2001. Basic net income per share remained unchanged at $.55 in the quarterly comparison due to the Company's share buy-back program that has been in effect for several years. On a diluted per share basis, net income decreased $.01 to $.54 in the quarterly comparison.

The decrease in net income is primarily attributed to a decrease in net interest margin. While the cost of funds for the Company has declined in the comparison, the yield on earning assets has declined to a greater extent. Interest income totaled $17.0 million for the first quarter of 2002, a decrease of $3.1 million or 15.5% compared to the same period in the prior year. Interest expense totaled $6.8 million, a decrease of $2.6 million or 27.8%. Net interest income fell $481 thousand or 4.5% in the comparison and totaled $10.2 million at March 31, 2002. The provision for loan losses decreased $102 thousand and totaled $121 thousand for the current quarter. Noninterest income increased $462 thousand or 13.1% due to a $265 thousand or 17.1% increase in service charges and fees on deposits and a $318 thousand increase in gains on the sale of investment securities. Noninterest expense increased $402 thousand or 4.7%, due to a $216 thousand or 4.4% increase in salaries and employee benefits and an increase in equipment expenses of $119 thousand or 14.7%.

The return on average assets ("ROA") was 1.28% for the first quarter of 2002, a decrease of 16 basis points compared to 1.44% reported for the same period of 2001. Significant components of the 16 basis point decrease in ROA include the following: a decrease in net interest margin of 45 basis points to 3.99%; a decrease of 12 basis points in noninterest expense relative to average assets; a five basis point increase in noninterest income relative to average assets; and a nine basis point decrease in income taxes relative to average earning assets. The return on average equity was 12.35% for the first quarter of 2002, compared to 12.78% for the same period of 2001.

NET INTEREST INCOME
-------------------

The interest rate environment has been extremely volatile in the quarterly comparison, as general market interest rates have dropped significantly since the first quarter of 2001. Actions taken by the Federal Reserve Board (the "Fed") to reduce short-term interest rates by 325 basis points since the end of the first quarter of 2001 have affected the Company's net interest margin, as well as the net interest margin of many financial institutions in the industry. The effect of the Fed's actions has generally led to interest rates on earning assets declining more rapidly than rates paid on interest bearing liabilities. During a falling rate environment, the challenge is to reduce the rates paid on interest bearing liabilities (primarily deposits) to offset the decline in the yield on variable rate assets (primarily loans) while remaining competitive in our markets. The Company's yield on earning assets for the current three months was 6.52%, a reduction of 170 basis points from the same period a year ago. The cost of funds for the current three months was 2.98%, a decline of 165 basis points compared to the same period a year ago. A goal of the Company in the current interest rate environment is to increase earning assets and decrease the interest rates paid on interest bearing liabilities. Average earning assets increased $77.2 million or 7.6% in the quarterly comparison. However, as a percentage of total average assets, earning assets declined 107 basis points from 91.82% to 90.75%.

Interest income totaled $17.0 million for the first quarter of 2002, a decrease of $3.1 million or 15.5% compared to the same period in the prior year. Interest expense totaled $6.8 million, a decrease of $2.6 million or 27.8%. Net interest income fell $481 thousand or 4.5% in the comparison and totaled $10.2 million at March 31, 2002.

Interest and fees on loans decreased $2.3 million mainly due to a decrease in the average rate earned. Average loans increased $5.1 million or 0.75%, while the yield decreased 144 basis points to 7.76%. Interest on taxable securities increased $102 thousand or 3.9% due primarily to a $92.5 million increase in the average balance. The average rate earned on taxable securities decreased 210 basis points to 4.26% and nearly offset the effect of the increase in the average balance. Interest on nontaxable securities increased $113 thousand or 14.2% due to an $11.4 million increase in the average balance combined with a 10 basis point increase in the average rate earned to 6.61%. Interest on short-term investments, including time deposits in other banks, federal funds sold, and securities purchased under agreements to resell, decreased $984 thousand, which is due to a $31.8 million decrease in the average balance and a 390 basis point decrease in the average rate earned on these investments.

Interest expense on deposits decreased $2.0 million or 25.2% to $6.0 million. This decreased resulted from a general decline in the average rate paid throughout the deposit portfolio, which offset increases in average balances. The decline in interest expense on deposits was as follows: time deposits $830 thousand or 14.7%; interest bearing demand deposits $507 thousand or 47.6%; and savings deposits $683 thousand or 52.7%. The average rate paid on time deposits, the largest component of interest bearing deposits, was 4.88% for the first quarter of 2002 compared to 6.08% for the same period of 2001. The average balance of time deposits increased $23.9 million or 6.34% to $400 million. The average rate paid on interest bearing demand deposits declined 115 basis points to 1.05% while the average balance increased $20.1 million or 10.2% to $216 million. The average rate paid on savings deposits decreased 183 basis points to 1.53% while the average balance increased $6.5 million or 4.2% to $163 million. Interest expense on overnight investments, consisting of federal funds sold and securities sold under agreements to repurchase, decreased $783 thousand due primarily to a 409 basis point decrease in the average rate paid. The significant decrease in the average rate paid mitigated the $21.6 million or 24.8% increase in the average balance. Interest expense on other borrowed funds increased $187 thousand in the comparison as additional borrowings from the Federal Home Loan Bank increased the average balance outstanding. The average rate paid on other borrowed funds declined 286 basis points to 3.90%.

The net interest margin on a tax equivalent basis decreased 45 basis points to 3.99% during the first quarter of 2002 compared to 4.44% in the first quarter of 2001. The decrease in net interest margin is primarily attributed to a 40 basis point decline in the effect of noninterest bearing sources of funds. The effect of noninterest bearing sources of funds on net interest margin typically declines in a falling rate environment. Also contributing to the reduction in net interest margin is a five basis point decline in the spread between rates earned and paid that totaled 3.54% for the current quarter compared to 3.59% in the same quarter a year earlier.

NONINTEREST INCOME
------------------

Noninterest income was $4.0 million for the current quarter, an increase of $462 thousand or 13.1% compared to the first quarter of the prior year. Service charges and fees on deposits, the largest component of noninterest income, increased $265 thousand or 17.1%. This increase is the result of the new overdraft policy and related NSF fee structure that is now fully in place at each of the Company's subsidiary banks. Other service charges, commissions, and fees decreased $28 thousand or 3.0% due primarily to a decrease in custodial safekeeping fees from the Commonwealth of Kentucky. Data processing fees were up 2.4% and totaled $336 thousand. Trust income decreased $19 thousand or 4.9% to $367 thousand. Gains on the sale of available for sale securities for the current quarter were $597 thousand compared to $279 thousand in the prior year. Net gains on the sale of mortgage loans were $55 thousand, an increase of $23 thousand over the prior year as mortgage loans originated for sale increased $3.2 million in the comparison. Other noninterest income decreased $105 thousand due primarily to losses on foreclosed assets.

NONINTEREST EXPENSE
-------------------

Total noninterest expenses increased $402 thousand or 4.7% from the first quarter of 2001 and totaled $8.9 million. Salaries and employee benefits, the largest component of noninterest expense, increased $216 thousand or 4.4% due primarily to normal salary increases and a slight increase in full time equivalent employees from 456 to 460. Occupancy expense, net of rental income, decreased $13 thousand and totaled $571 thousand. Equipment expense increased $119 thousand or 14.7% due to increases in normal depreciation expense and maintenance contracts. Other noninterest expense, including bank franchise taxes, increased $80 thousand or 3.7% to $2.3 million.

INCOME TAXES
------------

Income tax expense for the first quarter of 2002 was $1.3 million, a decrease of $195 thousand or 12.7% from the first quarter of 2001. The effective tax rate was 26.1% for the current quarter, a decrease of 206 basis points from 28.2% for the first quarter of 2001. The decrease in the effective tax rate is due to a combination of factors, including the following: tax-exempt investment securities averaged $81.4 million, an increase of 16.3% in the quarterly comparison; tax-exempt municipal loans averaged $17.0 million, an increase of 50.5%; and taxable earning assets repriced at a faster pace than tax-exempt earning assets in the rapidly declining interest rate environment. The result is less taxable income in proportion to total income even without the growth in the tax-exempt earning assets.

FINANCIAL CONDITION

Total assets were $1.2 billion on March 31, 2002, an increase of $11.2 million or 1.0% from December 31, 2001. Fluctuations in assets and deposits are typical due to the relationship between the Company's principal subsidiary, Farmers Bank & Capital Trust Company and the Commonwealth of Kentucky. Farmers Bank provides various services to state agencies of the Commonwealth. As the depository for the Commonwealth, these agencies issue checks drawn on Farmers Bank, including paychecks and state income tax refunds. Farmers Bank also processes vouchers of the WIC (Women, Infants and Children) program for the Cabinet for Human Resources. The Bank's investment department provides services to the Teacher's Retirement systems. As the depository for the Commonwealth, large fluctuations in deposits are likely to occur on a daily basis. On an average basis, total assets were $1.2 billion for the first three months of 2002, an increase of $55.8 million or 4.9% from year-end 2001. Average earning assets were 90.75% of average total assets at March 31, 2002, a decrease of 60 basis points compared to year-end 2001

LOANS
-----

Loans, net of unearned income, totaled $687 million at March 31, 2002, a decrease of $15.1 million or 2.1% from year-end 2001. This reduction in loans outstanding is a result of decreases in real estate loans of $8.8 million or 1.9%, commercial and industrial loans of $5.6 million or 7.2%, installment loans of $2.5 million or 3.2%, and lease financing of $1.3 million or 3.1%. Loans to states and political subdivision increased $3.5 million or 23.7%. Average net loans for the three-month period ended March 31, 2002 were $689 million, a decrease of $9.6 million or 1.4% compared to the year-end 2001 average. On average, loans represented 63.3% of earning assets during the current period compared to 66.9% for year-end 2001. As loan demand fluctuates, the available funds are redirected between either temporary investments or investment securities.

ALLOWANCE FOR LOAN LOSSES
-------------------------

The allowance for loan losses was $10.3 million at March 31, 2002, a decrease of $221 thousand from the prior year-end. The allowance for loan losses was 1.5% of net loans at March 31, 2002 and December 31, 2001. In management's opinion, the allowance for loan losses is adequate to cover losses inherent in the loan portfolio. The provision for loan losses decreased $102 thousand in the current three-month period compared to the same period in 2001. The Company had net charge-offs of $341 thousand in the first three months of 2002 compared to net charge-offs of $62 thousand in the same period of 2001. Annualized net charge-offs represented 0.20% of average net loans for the current three-month period, compared to 0.31% at year-end 2001. Management continues to emphasize collection efforts and evaluation of risks within the loan portfolio.

NONPERFORMING ASSETS
--------------------

Nonperforming assets for the Company include nonperforming loans, other real estate owned, and other foreclosed assets. Nonperforming loans consists of nonaccrual loans, restructured loans, and loans past due ninety days or more on which interest is still accruing. Nonperforming assets totaled $6.1 million at March 31, 2002, a decrease of $241 thousand or 3.8% from the prior year-end. Nonperforming loans totaled $5.1 million at March 31, 2002 a decrease of $129 thousand or 2.5% compared to year-end 2001. Nonperforming loans as a percentage of net loans remained at 0.74% on March 31, 2002 compared to year-end 2001.

Other real estate owned, which had a balance of $715 thousand at year-end 2001, decreased to $56 thousand or 7.8% and totaled $659 thousand on March 31, 2002.

TEMPORARY INVESTMENTS
---------------------

Temporary investments consist of interest bearing deposits with other banks, federal funds sold, and securities purchased under agreements to resell and totaled $77.7 million at March 31, 2002, an increase of $27.3 million from year-end 2001. Temporary investments averaged $57.2 million for the first three months of 2002, a decrease of $25.6 million from year-end 2001. This decrease is primarily a result of the Company's net funding position and the relationship between its principal subsidiary and the Commonwealth of Kentucky as described in preceding sections of this report. Temporary investments are reallocated as loan demand and other investment alternatives present the opportunity.

INVESTMENT SECURITIES
---------------------

Investment securities were $347.5 million on March 31, 2002, an increase of $1.9 million or 0.6% from year-end 2001. Available for sale and held to maturity securities were $312.9 and $34.6 million, respectively. Investment securities averaged $342.2 million for the first quarter of 2002, an increase of $79.0 million or 30.0% from year-end 2001. The increase in average investment securities is attributable to the Company's continued efforts to manage its net interest margin during a period of relatively low market interest rates and correlates with the increase in borrowed funds. The Company had an unrealized gain on available for sale investment securities of $76 thousand at March 31, 2002 compared to $1.9 million at year-end 2001. The decrease is due primarily to recognized gains on the sale of available for sale investment securities during the current quarter of $597 thousand and decreases in the market value of securities held in the portfolio at March 31, 2002.

DEPOSITS
--------

Total deposits were $907.6 million at March 31, 2002, a decrease of $5.9 million or 0.6% from year-end 2001. Noninterest bearing deposits increased $5.1 million or 3.8% in the comparison. This increase is primarily due to the relationship between the Company's principal subsidiary and the Commonwealth of Kentucky as described in preceding sections of this report. On average, noninterest bearing deposits were $145.8 million during the current period, a decrease of $3.0 million or 2.0%. Interest bearing deposit balances decreased $11.1 million during the three months ended March 31, 2002 due to decreases in interest bearing checking accounts of $4.9 million, money market deposit accounts of $5.4 million, and savings accounts of $6.0 million. Time deposits increased $5.2 million in the comparison. On average, interest bearing deposits were $779.2 million in the current period, an increase of $31.8 million from year-end 2001. The increase in average interest bearing deposits is attributable to increases in interest bearing demand deposits of $17.3 million and time deposits of $14.4 million. Total deposits averaged $924.9 million, an increase of $28.8 million or 3.2% from year-end 2001.

BORROWED FUNDS
--------------

Borrowed funds totaled $153.7 million at March 31, 2002, an increase of $16.2 million or 11.8% from year-end 2001. Increases in short-term borrowings of $2.3 million along with an increase in long-term borrowings of $13.9 million account for the total increase in borrowed funds. Securities sold under agreements to repurchase decreased $4.4 million or 3.8% due primarily to the relationship between the Company's principal subsidiary and the Commonwealth of Kentucky as described in preceding sections of this report. Other short-term borrowings increased $6.7 million mainly due to an increase in borrowed funds from the Federal Home Loan Bank ("FHLB"). The $13.9 million increase in long-term borrowings is attributed to additional advances from the FHLB with varying interest rate terms and maturing within 10 years. Recent FHLB advances have been used to fund the purchase of additional investment securities and to aid the efforts of asset and liability management. Total borrowed funds averaged $143.8 million, an increase of $26.8 million or 22.9% from year-end 2001.

LIQUIDITY

The Parent Company's primary use of cash consists mainly of dividend payments to its common shareholders, purchases of its common stock, and other general operating purposes. Liquidity of the Parent Company depends primarily on the receipt of dividends from its subsidiary banks and cash balances maintained. As of March 31, 2002 combined retained earnings of the subsidiary banks were $65.6 million, of which $13.8 million was available for the payment of dividends to the Parent Company without obtaining prior approval from bank regulatory agencies. As a practical matter, payment of future dividends is also subject to the maintenance of other capital ratio requirements. Management expects that in the aggregate, its subsidiary banks will continue to have the ability to pay dividends in order to provide funds to the Parent Company during the remainder of 2002 sufficient to meet its liquidity needs. The Parent Company had cash balances of $12.1 million at March 31, 2002.

The Company's objective as it relates to liquidity is to insure that subsidiary banks have funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability. In order to maintain a proper level of liquidity, the banks have several sources of funds available on a daily basis, which can be used for liquidity purposes. These sources of funds primarily include the subsidiary banks' core deposits, consisting of both business and nonbusiness deposits; cash flow generated by repayment of loan principal and interest; and federal funds purchased and securities sold under agreements to repurchase. The terms of the recent FHLB advances have been taken into consideration in relation to the overall funding needs of the Company.

For the longer term, the liquidity position is managed by balancing the maturity structure of the balance sheet. This process allows for an orderly flow of funds over an extended period of time. The Company's Asset and Liability Management Committee meets regularly and monitors the composition of the balance sheet to ensure comprehensive management of interest rate risk and liquidity.

Liquid assets consist of cash and due from banks, short-term investments, and securities available for sale. At March 31, 2002, such assets totaled $444.6 million, an increase of $30.2 million or 7.3% from year-end 2001. Net cash provided by operating activities was $5.5 million in the first quarter of 2002, an increase of $268 thousand or 5.2% compared to the same period last year. Net cash provided by investing activities was $12.3 million, an increase of $8.5 million due primarily to the net paydowns in loans originated for investment. Net cash provided by financing activities was $7.6 million for the period ended March 31, 2002. In the same quarter of the prior year, financing activities used $91.9 million, a difference of $99.5 million relating primarily to deposit account activity.

CAPITAL RESOURCES

Shareholders' equity was $123.7 million on March 31, 2002, an increase of $137 thousand or 0.1% from year-end 2001. The Company purchased 25 thousand shares of its outstanding common stock during the first three months of 2002 for a total cost of $891 thousand.

The Company issued 16 thousand shares of common stock during the first three months pursuant to its nonqualified stock option plan. Dividends of $2.1 million or $.31 per share were declared during the first three months of 2002, an increase of 3.3% per share compared to the prior year. Accumulated other comprehensive income, consisting of unrealized holding gains on available for sale investment securities (net of tax), decreased $1.2 million from year-end 2001 due to the sale of investment securities and general market value declines of securities held at March 31, 2002.

Consistent with the objective of operating a sound financial organization, the Company's goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios as of March 31, 2002, the regulatory minimums and the regulatory standard for a "well capitalized" institution are as follows:


                       Farmers Capital         Regulatory            Well
                      Bank Corporation           Minimum         Capitalized
--------------------------------------------------------------------------------
Tier 1 risk based           16.79%                4.00%             6.00%
Total risk based            18.04%                8.00%            10.00%
Leverage                    10.31%                4.00%             5.00%
--------------------------------------------------------------------------------

The capital ratios of all the subsidiary banks, on an individual basis, were in excess of the applicable minimum regulatory capital ratio requirements at March 31, 2002.


EFFECT OF IMPLEMENTING RECENTLY ISSUED ACCOUNTING STANDARDS

Effective January 1, 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The adoption of SFAS No. 142 did not have an effect on the consolidated financial statements of the Company.

Effective January 1, 2002, the Company adopted FASB SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, it retains many of the fundamental provisions of that Statement.

SFAS No.  144  also  supersedes  the  accounting  and  reporting  provisions  of
Accounting Principles Board Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. The adoption of SFAS No. 144 did not have an effect on the consolidated financial statements of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

The Company uses a simulation model as a tool to monitor and evaluate interest rate risk exposure. The model is designed to measure the sensitivity of net interest income and net income to changing interest rates over future time periods. Forecasting net interest income and its sensitivity to changes in interest rates requires the Company to make assumptions about the volume and characteristics of many attributes, including assumptions relating to the replacement of maturing earning assets and liabilities. Other assumptions include, but are not limited to, projected prepayments, projected new volume, and the predicted relationship between changes in market interest rates and changes in customer account balances. These effects are combined with the Company's estimate of the most likely rate environment to produce a forecast of net interest income and net income. The forecasted results are then adjusted for the effect of a gradual increase and decrease in market interest rates on the Company's net interest income and net income. Because assumptions are inherently uncertain, the model cannot precisely estimate net interest income or net income or the effect of interest rate changes on net interest income and net income. Actual results could differ significantly from simulated results.

At March 31, 2002, the model indicated that if rates were to gradually increase by 150 basis points during the calendar year, then net interest income and net income would increase 0.54% and 1.12%, respectively for the year ending December 31, 2002. The model indicated that if rates were to gradually decrease by 150 basis points over the same period, then net interest income and net income would decrease 2.06% and 4.68%, respectively.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

As of March 31, 2002, there had been no material changes to the cases previously reported, and no new significant cases have emerged.

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




Date:   May 9, 2002               /s/ G. Anthony Busseni
      --------------------       -----------------------------------------------
                                 G. Anthony Busseni,
                                 President and CEO (Principal Executive Officer)


Date:    5-9-02                   /s/ C Douglas Carpenter
      --------------------       -----------------------------------------------
                                 Cecil Douglas Carpenter,
                                 Vice President, Secretary, and CFO
                                 (Principal Financial and Accounting Officer)

Exhibit 11

                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                 ----------------------------------------------



--------------------------------------------------------------------------------
(In thousands, except per share data)
Three months ended March 31,                        2002               2001
--------------------------------------------------------------------------------

Net income, basic and diluted                    $ 3,782            $ 3,906
--------------------------------------------------------------------------------
Average shares outstanding                         6,901              7,099
Effect of dilutive stock options                      60                 22
--------------------------------------------------------------------------------
Average diluted shares outstanding                 6,961              7,121
--------------------------------------------------------------------------------

Net income per share, basic                      $   .55            $   .55
Net income per share, diluted                        .54                .55
--------------------------------------------------------------------------------