Form 10-Q
period 2002-06-30
FARMERS CAPITAL BANK CORP
filed 2002-08-09
CIK 713095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                    Common stock, par value $0.125 per share
                 6,844,594 shares outstanding at August 8, 2002




                                                        TABLE OF CONTENTS


Part I - Financial Information                                                               Page No.
------------------------------                                                               --------

     Item 1 - Financial Statements

         Unaudited Consolidated Balance Sheets -
             June 30, 2002 and December 31, 2001                                                 3

         Unaudited Consolidated Statements of Income -
             For the Three Months and Six Months Ended
             June 30, 2002 and June 30, 2001                                                     4

         Unaudited Consolidated Statements of Comprehensive Income -
             For the Three Months and Six Months Ended
             June 30, 2002 and June 30, 2001                                                     5

         Unaudited Consolidated Statements of Cash Flows -
             For the Six Months Ended
             June 30, 2002 and June 30, 2001                                                     6

         Unaudited Consolidated Statements of Changes in Shareholders' Equity -
             For the Six Months Ended
             June 30, 2002 and June 30, 2001                                                     7

         Notes to Unaudited Consolidated Financial Statements                                    8

     Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                              9

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk                        20

Part II - Other Information

     Item 1 - Legal Proceedings                                                                 21

     Item 4 - Submission of Matters to a Vote of Security Holders                               21

     Item 6 - Exhibits and Reports on Form 8-K                                                  22

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

UNAUDITED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------------------------------------
                                                                                              June 30,       December 31,
(In thousands, except per share data)                                                            2002               2001
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
 Cash and cash equivalents:
     Cash and due from banks                                                                 $ 116,143          $  55,977
     Interest bearing deposits in other banks                                                    4,095              3,090
     Federal funds sold and securities purchased under
          agreements to resell                                                                 124,353             47,318
--------------------------------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                                      244,591            106,385
--------------------------------------------------------------------------------------------------------------------------------
Investment securities:
     Available for sale, amortized cost of $264,557 (2002) and $306,197 (2001)                 266,671            308,081
     Held to maturity, fair value of $34,042 (2002) and $38,505 (2001)                          32,461             37,461
--------------------------------------------------------------------------------------------------------------------------------
          Total investment securities                                                          299,132            345,542
--------------------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income                                                                  695,226            701,869
Allowance for loan losses                                                                      (11,026)           (10,549)
--------------------------------------------------------------------------------------------------------------------------------
          Loans, net                                                                           684,200            691,320
--------------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                     24,028             24,800
Other assets                                                                                    14,147             15,483
--------------------------------------------------------------------------------------------------------------------------------
          Total assets                                                                     $ 1,266,098        $ 1,183,530
--------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits:
     Noninterest bearing                                                                   $   166,157        $   136,001
     Interest bearing                                                                          774,586            777,484
--------------------------------------------------------------------------------------------------------------------------------
          Total deposits                                                                       940,743            913,485
--------------------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under agreements to repurchase                     145,443            113,792
Other short-term borrowings                                                                     19,491             12,808
Long-term debt                                                                                  26,349             10,913
Dividends payable                                                                                2,137              2,152
Other liabilities                                                                                7,098              6,820
--------------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                                  1,141,261          1,059,970
--------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock, par value $0.125 per share
     9,608,000 shares authorized; 8,104,735 and 8,058,244
     shares issued at June 30, 2002 and December 31, 2001, respectively                          1,013              1,007
Capital surplus                                                                                 16,608             15,179
Retained earnings                                                                              140,050            137,227
Treasury stock, at cost
     1,243,594 and 1,152,978 shares at June 30, 2002 and
     December 31, 2001, respectively                                                           (34,210)           (31,077)
Accumulated other comprehensive income                                                           1,376              1,224
--------------------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity                                                           124,837            123,560
--------------------------------------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity                                       $ 1,266,098        $ 1,183,530
--------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

 UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------------------------------------------------------
                                                                          Three Months Ended                 Six Months Ended
                                                                                June 30,                         June 30,
(In thousands, except per share data)                                     2002           2001               2002           2001
--------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                            $ 12,639       $ 15,315           $ 25,703       $ 30,707
Interest on investment securities:
     Taxable                                                             2,601          2,525              5,343          5,165
     Nontaxable                                                            938            829              1,849          1,627
Interest on deposits in other banks                                        133             22                153             47
Interest of federal funds sold and securities
     purchased under agreements to resell                                  244            885                455          2,075
--------------------------------------------------------------------------------------------------------------------------------
          Total interest income                                         16,555         19,576             33,503         39,621
--------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits                                                     5,771          7,661             11,752         15,662
Interest on federal funds purchased and securities
     sold under agreements to repurchase                                   434            971                907          2,227
Interest on other borrowed funds                                           414            127                753            279
--------------------------------------------------------------------------------------------------------------------------------
          Total interest expense                                         6,619          8,759             13,412         18,168
--------------------------------------------------------------------------------------------------------------------------------
          Net interest income                                            9,936         10,817             20,091         21,453
--------------------------------------------------------------------------------------------------------------------------------
Provision for loan losses                                                  988          1,050              1,109          1,273
--------------------------------------------------------------------------------------------------------------------------------
          Net interest income after provision for loan losses            8,948          9,767             18,982         20,180
--------------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Service charges and fees on deposits                                     1,960          1,747              3,779          3,301
Other service charges, commissions, and fees                               908            970              1,803          1,893
Data processing income                                                     387            380                723            708
Trust income                                                               361            507                728            893
Investment securities gains, net                                           396            186                993            465
Gain on sale of mortgage loans                                              57             65                112             97
Other                                                                       72             78                124            148
--------------------------------------------------------------------------------------------------------------------------------
          Total noninterest income                                       4,141          3,933              8,262          7,505
--------------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits                                           4,801          4,565              9,951          9,499
Occupancy expenses, net                                                    588            609              1,159          1,193
Equipment expenses                                                         914            774              1,840          1,581
Bank franchise tax                                                         306            297                613            593
Other                                                                    2,082          2,089              4,165          4,016
--------------------------------------------------------------------------------------------------------------------------------
          Total noninterest expense                                      8,691          8,334             17,728         16,882
--------------------------------------------------------------------------------------------------------------------------------
          Income before income taxes                                     4,398          5,366              9,516         10,803
--------------------------------------------------------------------------------------------------------------------------------
Income tax expense                                                       1,082          1,470              2,418          3,001
--------------------------------------------------------------------------------------------------------------------------------
          Net income                                                   $ 3,316        $ 3,896            $ 7,098        $ 7,802
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE
     Basic                                                             $   .48        $   .56            $  1.03        $  1.11
     Diluted                                                               .48            .56               1.02           1.11
--------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic                                                               6,889          6,949              6,895          7,023
     Diluted                                                             6,941          6,978              6,943          7,050
--------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
--------------------------------------------------------------------------------------------------------------------------------
                                                                          Three Months Ended                Six Months Ended
                                                                               June 30,                          June 30,
(In thousands)                                                            2002           2001               2002          2001
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                             $ 3,316        $ 3,896            $ 7,098       $ 7,802
Other comprehensive income (loss):
     Unrealized holding gain on available for sale
     securities arising during the period, net of tax
     of $771, $50, $405, and $544, respectively                          1,432             98                753         1,056
Reclassification adjustment for prior period
     unrealized gain recognized during current period,
     net of tax of $57, $52, $324, and $123, respectively                 (106)          (100)              (601)         (239)
--------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                        1,326             (2)               152           817
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                   $ 4,642        $ 3,894            $ 7,250       $ 8,619
--------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------------------------
Six months ended June 30, (In thousands)                                                             2002           2001
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                                  $  7,098        $ 7,802
     Adjustments to reconcile net income to net cash provided
         by operating activities:
          Depreciation and amortization                                                             1,472          1,520
          Net amortization (accretion) of investment security premiums and discounts:
                Available for sale                                                                    342           (223)
                Held to maturity                                                                      (33)            (1)
          Provision for loan losses                                                                 1,109          1,273
          Noncash compensation expense                                                                296            464
          Mortgage loans originated for sale                                                      (14,399)       (18,580)
          Proceeds from sale of mortgage loans                                                     14,341         18,063
          Deferred income tax (benefit) expense                                                       (95)            14
          Gain on sale of mortgage loans                                                             (112)           (97)
          Gain on sale of premises and equipment                                                       (1)            (2)
          Gain on sale of available for sale investment securities, net                              (993)          (465)
          Decrease in accrued interest receivable                                                   1,154            757
          Decrease (increase) in other assets                                                         182           (945)
          Decrease in accrued interest payable                                                       (261)          (178)
          Increase in other liabilities                                                               556            691
--------------------------------------------------------------------------------------------------------------------------------
             Net cash provided by operating activities                                             10,656         10,093
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities and calls of investment securities:
          Available for sale                                                                      222,201        217,372
          Held to maturity                                                                          5,033          7,570
     Proceeds from sale of available for sale investment securities                               125,436          7,694
     Purchase of investment securities:
          Available for sale                                                                     (305,346)      (233,817)
          Held to maturity                                                                                          (334)
     Loans originated for investment, net of principal collected                                    6,181        (17,728)
     Purchase of premises and equipment                                                              (701)        (1,580)
     Proceeds from sale of equipment                                                                    2              4
--------------------------------------------------------------------------------------------------------------------------------
             Net cash provided by (used in) investing activities                                   52,806        (20,819)
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                                           27,258        (73,184)
     Net increase in securities sold under agreements to repurchase                                31,651         19,349
     Proceeds from long-term debt                                                                  16,500
     Repayments of long-term debt                                                                  (1,064)        (3,344)
     Net increase (decrease) in other short-term borrowings                                         6,683           (389)
     Dividends paid                                                                                (4,290)        (4,299)
     Purchase of common stock                                                                      (3,133)        (8,238)
     Stock options exercised                                                                        1,139             63
--------------------------------------------------------------------------------------------------------------------------------
             Net cash provided by (used in) financing activities                                   74,744        (70,042)
--------------------------------------------------------------------------------------------------------------------------------
             Net increase (decrease) in cash and cash equivalents                                 138,206        (80,768)
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                                                    106,385        229,871
--------------------------------------------------------------------------------------------------------------------------------
             Cash and cash equivalents at end of period                                          $244,591       $149,103
--------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
     Interest                                                                                    $ 13,673       $ 18,346
     Income taxes                                                                                   2,490          3,100
Cash dividend declared and unpaid                                                                   2,137          2,084
--------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                                                                  Accumulated
                                                                                                           Other           Total
Six months ended                        Common Stock       Capital    Retained    Treasury Stock      Comprehensive    Shareholders'
June 30, 2002 and 2001                Shares   Amount      Surplus    Earnings   Shares     Amount        Income          Equity
------------------------------------------------------------------------------------------------------------------------------------
  Balance at January 1, 2002          8,058    $1,007      $15,179   $ 137,227   1,153   $ (31,077)       $ 1,224        $123,560
Net income                                                               7,098                                              7,098
Other comprehensive income                                                                                    152             152
Cash dividends declared,
  $.62 per share                                                        (4,275)                                            (4,275)
Purchase of common stock                                                            91      (3,133)                        (3,133)
Stock options exercised                  47         6        1,133                                                          1,139
Noncash compensation expense
  attributed to stock option grants                            296                                                            296
------------------------------------------------------------------------------------------------------------------------------------
  Balance at June 30, 2002            8,105    $1,013      $16,608   $ 140,050   1,244   $ (34,210)       $ 1,376        $124,837
------------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
  Balance at January 1, 2001          8,032    $1,004      $13,634   $ 131,021     860   $ (20,755)       $   557        $125,461
Net income                                                               7,802                                              7,802
Other comprehensive income                                                                                    817             817
Cash dividends declared,
  $.60 per share                                                        (4,228)                                            (4,228)
Purchase of common stock                                                           234      (8,238)                        (8,238)
Stock options exercised                   2                     63                                                             63
Noncash compensation expense
  attributed to stock option grants                            464                                                            464
------------------------------------------------------------------------------------------------------------------------------------
  Balance at June 30, 2001            8,034    $1,004      $14,161   $ 134,595   1,094   $ (28,993)       $ 1,374       $ 122,141
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

RESULTS OF OPERATIONS

                   SECOND QUARTER 2002 VS. SECOND QUARTER 2001
                   -------------------------------------------

The Company reported net income of $3.3 million or $.48 per basic and diluted share for the second quarter of 2002 compared to net income of $3.9 million or $.56 per basic and diluted share for the second quarter of 2001. This represents a decrease of 14.3% on a per share basis. Net interest income for the current quarter totaled $9.9 million, a decrease of $881 thousand or 8.1%. Noninterest income increased $208 thousand or 5.3%. Noninterest expense increased $357 thousand or 4.3%.

Return on average assets ("ROA") was 1.10% for the current quarter, a decrease of 29 basis points compared to 1.39% reported for the same period in 2001. The 29 basis point decrease in ROA was attributed to a decrease in net interest margin of 47 basis points to 3.94%. The lower net interest margin was partially offset by a decrease in noninterest expense relative to average assets of 10 basis points and a decrease in income tax expense relative to average assets of 14 basis points. Return on average equity was 10.71% for the second quarter of 2002 compared to 12.95% in the same period of 2001.

NET INTEREST INCOME
-------------------

The interest rate environment has been extremely volatile in the quarterly comparison, as general market interest rates have dropped significantly since the second quarter of 2001. Actions taken by the Federal Reserve Board (the "Fed") to reduce short-term interest rates by 200 basis points since the end of the second quarter of 2001 have affected the Company's net interest margin, as well as the net interest margin of many financial institutions in the industry. The effect of the Fed's actions on the Company has generally led to interest rates on earning assets declining more rapidly than rates paid on interest bearing liabilities. During a falling rate environment, the challenge is to reduce the rates paid on interest bearing liabilities (primarily deposits) to offset the decline in the yield on variable rate assets (primarily loans) while remaining competitive in our markets. The Company's tax-equivalent yield on earning assets for the current three months was 6.43%, a reduction of 141 basis points from the same period a year ago. The cost of funds for the current three months was 2.88%, a decline of 131 basis points compared to the same period a year ago. A goal of the Company in the current interest rate environment is to increase earning assets and decrease the interest rates paid on interest bearing liabilities while remaining competitive in our markets. Average earning assets increased $43.3 million or 4.2% in the quarterly comparison. However, as a percentage of total average assets, earning assets declined 299 basis points from 91.37% to 88.38%. Average interest paying liabilities increased $84.0 million or 10.0% in the comparison.

Interest income totaled $16.6 million for the second quarter of 2002, a decrease of $3.0 million or 15.4% compared to the same period in the prior year. Interest expense totaled $6.6 million, a decrease of $2.1 million or 24.4%. Net interest income before provision for loan losses declined $881 thousand or 8.1% in the comparison and totaled $9.9 million at June 30, 2002.

Interest and fees on loans decreased $2.7 million mainly due to a decrease in the average rate earned. Average loans decreased $5.2 million or 0.75%, while the yield decreased 148 basis points to 7.41%. Interest on taxable securities increased $76 thousand or 3.0% due primarily to a $55.8 million or 31.8% increase in the average balance. The increase in the average balance offset a 126 basis point decline in the average rate earned. Interest on nontaxable securities increased $109 thousand or 13.1% due to an increase in the average balance of $9.6 million combined with a 20 basis point increase in the average rate earned of 6.68%. Interest on short-term investments, including time deposits in other banks, federal funds sold, and securities purchased under agreements to resell, decreased $530 thousand due primarily to a 214 basis point decrease in the average rate earned on these investments as well as a decline in the average balance of $16.9 million or 21.0%.

Interest expense on deposits decreased $1.9 million or 24.7% to $5.8 million. This decrease resulted from a general decline in the average rate paid throughout the deposit portfolio, which offset increases in average balances. The decline in interest expense on deposits was as follows: time deposits $1.1 million or 19.1%; interest bearing demand deposits $327 thousand or 38.5%; and savings deposits $467 thousand or 43.9%. The average rate paid on time deposits, the largest component of interest bearing deposits, was 4.62% for the current quarter compared to 5.96% for the same period of 2001. The average balance of time deposits increased $16.6 million or 4.3% to $403.3 million. The average rate paid on interest bearing demand deposits declined 78 basis points to 0.98% while the average balance increased $20.0 million or 10.3% to $214.1 million. The average rate paid on savings deposits decreased 124 basis points to 1.45% while the average balance increased $7.2 million or 4.5% to $165.9 million. Interest expense on federal funds purchased and securities sold under agreements to repurchase decreased $537 thousand due primarily to a 242 basis point decrease in the average rate paid. The significant decrease in the average rate paid offset a $2.5 million or 2.7% increase in the average balance. Interest expense on other borrowed funds increased $287 thousand in the comparison as additional borrowings from the Federal Home Loan Bank increased the average balance outstanding. The average rate paid on other borrowed funds declined 285 basis points to 3.64%.

The net interest margin on a tax equivalent basis decreased 47 basis points to 3.94% during the second quarter of 2002 compared to 4.41% in the second quarter of 2001. The decrease in net interest margin is primarily attributed to a 37 basis point decline in the impact of noninterest bearing sources of funds. The effect of noninterest bearing sources of funds on net interest margin typically declines in a falling rate environment. Also contributing to the reduction in net interest margin is a 10 basis point decline in the spread between rates earned and paid that totaled 3.55% for the current quarter compared to 3.65% in the same quarter a year earlier.

The following tables present an analysis of net interest income for the quarterly periods ended June 30.


DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:  INTEREST RATES AND INTEREST DIFFERENTIAL
------------------------------------------------------------------------------------------------------------------------------
Quarter Ended June 30,                                          2002                                       2001
------------------------------------------------------------------------------------------------------------------------------
                                             Average                        Average        Average                   Average
(In thousands)                               Balance         Interest         Rate         Balance      Interest       Rate
------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Investment securities
  Taxable                                $   231,433         $ 2,601          4.51%    $   175,635      $ 2,525        5.77%
  Nontaxable1                                 82,347           1,372          6.68          72,784        1,175        6.48
Time deposits with banks, federal
  funds sold and securities purchased
  under agreements to resell                  63,383             377          2.39          80,251          907        4.53
Loans1,2,3                                   691,429          12,775          7.41         696,656       15,437        8.89
------------------------------------------------------------------------------------------------------------------------------
     Total earning assets                  1,068,592         $17,125          6.43%      1,025,326      $20,044        7.84%
------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses                    (10,393)                                      (10,531)
------------------------------------------------------------------------------------------------------------------------------
     Total earning assets, net of
     allowance for loan losses             1,058,199                                     1,014,795
------------------------------------------------------------------------------------------------------------------------------
NONEARNING ASSETS
Cash and due from banks                      112,936                                        67,404
Premises and equipment, net                   24,312                                        25,133
Other assets                                  13,602                                        14,853
------------------------------------------------------------------------------------------------------------------------------
     Total assets                        $ 1,209,049                                   $ 1,122,185
------------------------------------------------------------------------------------------------------------------------------
INTEREST BEARING LIABILITIES
Deposits
  Interest bearing demand                $   214,116         $   523          0.98%    $   194,160      $   850        1.76%
  Savings                                    165,918             598          1.45         158,745        1,065        2.69
  Time                                       403,276           4,650          4.62         386,641        5,746        5.96
Federal funds purchased and
  securities sold under agreements
  to repurchase                               93,539             434          1.86          91,064          971        4.28
Other borrowed funds                          45,576             414          3.64           7,843          127        6.49
------------------------------------------------------------------------------------------------------------------------------
     Total interest bearing liabilities      922,425         $ 6,619          2.88%        838,453      $ 8,759        4.19%
------------------------------------------------------------------------------------------------------------------------------
NONINTEREST BEARING LIABILITIES
Commonwealth of Kentucky deposits             39,927                                        37,743
Other demand deposits                        114,413                                       116,057
Other liabilities                              8,095                                         9,283
------------------------------------------------------------------------------------------------------------------------------
     Total liabilities                      1,084,860                                    1,001,536
------------------------------------------------------------------------------------------------------------------------------
     Shareholders' equity                     124,189                                      120,649
------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders'
     equity                               $ 1,209,049                                  $ 1,122,185
------------------------------------------------------------------------------------------------------------------------------
Net interest income                                            10,506                                    11,285
TE basis adjustment                                              (570)                                     (468)
------------------------------------------------------------------------------------------------------------------------------
     Net interest income                                      $ 9,936                                   $10,817
------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                           3.55%                                    3.65%
Impact of noninterest bearing sources
  of funds                                                                     .39                                      .76
------------------------------------------------------------------------------------------------------------------------------
Net interest margin                                                           3.94%                                    4.41%
------------------------------------------------------------------------------------------------------------------------------

1Income and yield stated at a fully tax equivalent basis using a 35% tax rate.
2Loan balances include principal balances on nonaccrual loans.
3Loan fees included in interest income amount to $476 thousand and $495 thousand in 2002 and 2001, respectively.

ANALYSIS OF CHANGES IN NET INTEREST INCOME (TAX EQUIVALENT BASIS)
------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                          Variance         Variance Attributed to
Quarter ended June 30,                                                 2002/20011         Volume          Rate
------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Taxable investment securities                                            $   76         $ 2,668       $ (2,592)
Nontaxable investment securities2                                           197             159             38
Time deposits with banks, federal funds sold and
   securities purchased under agreements to resell                         (530)           (163)          (367)
Loans2                                                                   (2,662)           (115)        (2,547)
------------------------------------------------------------------------------------------------------------------------------
     Total interest income                                               (2,919)          2,549         (5,468)
------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest bearing demand deposits                                           (327)            508           (835)
Savings deposits                                                           (467)            310           (777)
Time deposits                                                            (1,096)          1,488         (2,584)
Federal funds purchased and securities sold under
   agreements to repurchase                                                (537)            178           (715)
Other borrowed funds                                                        287             673           (386)
------------------------------------------------------------------------------------------------------------------------------
     Total interest expense                                              (2,140)          3,157         (5,297)
------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                      $ (779)         $ (608)       $  (171)
------------------------------------------------------------------------------------------------------------------------------
Percentage change                                                         100.0%           78.0%          22.0%
------------------------------------------------------------------------------------------------------------------------------

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
2Income stated at fully tax equivalent basis using a 35% tax rate.


NONINTEREST INCOME
------------------

Noninterest income totaled $4.1 million for the current quarter, an increase of $208 thousand or 5.3% compared to the prior year. Service charges and fees on deposits, the largest component of noninterest income, increased $213 thousand or 12.2% primarily due to the new overdraft policy and related NSF fee structure that is now fully in place at each of the Company's subsidiary banks. Other service charges, commissions, and fees decreased $62 thousand or 6.4% due primarily to a $37 thousand or 33.0% decrease in fee income on loans originated for sale to unrelated third parties. Trust fees decreased $146 thousand or 28.8% due primarily to unusually large estate fees collected during the same period a year earlier. Net gains on the sale of available for sale investment securities totaled $396 thousand, an increase of $210 thousand.

NONINTEREST EXPENSE
-------------------

Total noninterest expense increased $357 thousand or 4.3% from the second quarter of 2001 and totaled $8.7 million. Salaries and employee benefits, the largest component of noninterest expense, increased $236 thousand or 5.2%. Employee benefits increased $249 thousand in the quarterly comparison while salaries and related payroll taxes increased $77 thousand. Noncash compensation expense attributed to stock option grants decreased $90 thousand. Occupancy expense, net of rental income, decreased $21 thousand in the comparison and totaled $588 thousand. Equipment expense totaled $914 thousand, an increase of $140 thousand or 18.1%. The increase is primarily the result of increased depreciation. Bank franchise tax increased 3.0% to $306 thousand. Other noninterest expense decreased less than 1% and totaled $2.1 million.

INCOME TAXES
------------

Income tax expense for the second quarter of 2002 was $1.1 million, a decrease of $388 thousand or 26.4% from the second quarter of 2001. The effective tax rate was 24.6% for the current quarter, a decrease of 280 basis points from the second quarter of 2001. The decrease in the effective tax rate is due to a combination of factors, including the following: tax-exempt investment securities averaged $82.3 million, an increase of $9.6 million or 13.1% in the quarterly comparison; tax-exempt municipal loans averaged $19.6 million, an increase of $7.0 million or 55.8%; and taxable earning assets repriced to a lower interest rate at a faster pace than tax-exempt earning assets in the rapidly declining interest rate environment. The result is less taxable income in proportion to total income.

                            FIRST SIX MONTHS OF 2002
                            ------------------------

Net income for the six months ended June 30, 2002 was $7.1 million compared to net income of $7.8 million for the same period in 2001, a decrease of $704 thousand or 9.0%. On a basic and diluted per share basis, net income totaled $1.03 and $1.02 for the current six-month period, a decrease of $.08 or 7.2% and $.09 or 8.1%, respectively. The decrease in net income is due primarily to a decline in net interest income. Net interest income decreased $1.4 million or 6.3% in the six-month comparison.

ROA was 1.19% for the six months ended June 30, 2002, a decrease of 23 basis points from the same period in 2001. The 23 basis point decrease in ROA was attributed to a decrease in net interest margin of 46 basis points to 3.97%. The lower net interest margin was partially offset by a decrease in noninterest expense relative to average assets of 9 basis points and a decrease in income tax expense relative to average assets of 12 basis points. Return on average equity was 11.53%, a decrease of 133 basis points from the first six months of 2001.

NET INTEREST INCOME
-------------------

The interest rate environment has been extremely volatile in the six-month comparison, as general market interest rates have dropped significantly since the second quarter of 2001. Actions taken by the Fed to reduce short-term interest rates by 200 basis points since the end of the second quarter of 2001 have affected the Company's net interest margin, as well as the net interest margin of many financial institutions in the industry. The effect of the Fed's actions on the Company has generally led to interest rates on earning assets declining more rapidly than rates paid on interest bearing liabilities. During a falling rate environment, the challenge is to reduce the rates paid on interest bearing liabilities (primarily deposits) to offset the decline in the yield on variable rate assets (primarily loans) while remaining competitive in our markets. The Company's tax-equivalent yield on earning assets for the current six months was 6.47%, a reduction of 156 basis points from the same period a year ago. The cost of funds for the current six months was 2.93%, a decline of 148 basis points compared to the same period a year ago. A goal of the Company in the current interest rate environment is to increase earning assets and decrease the interest rates paid on interest bearing liabilities while remaining competitive in our markets. Average earning assets increased $60.2 million or 5.9% in the comparison. However, as a percentage of total average assets, earning assets declined 208 basis points from 91.71% to 89.63%. Average interest paying liabilities increased $91.0 million or 11.0% in the comparison.

Interest income totaled $33.5 million for the six months ended June 30, 2002, a decrease of $6.1 million or 15.4% compared to the same period in 2001. Interest expense was $13.4 million, a decrease of $4.8 million or 26.2%. Net interest income declined $1.4 million or 6.3%

Interest and fees on loans decreased $5.0 million or 16.3% primarily due to a 145 basis point decline in the average rate earned of 7.59% in the current six months. Average loans outstanding were virtually unchanged at $690 million. Interest on taxable securities increased $178 thousand or 3.4% as a $74.1 million increase in the average balance outstanding offset a decline in yield of 168 basis points. Interest on nontaxable securities increased $222 thousand or 13.6% due to an increase in both the average balance and rate earned of $10.5 million or 14.7% and 16 basis points, respectively. Interest on short-term investments, including time deposits in other banks, federal funds sold, and securities purchased under agreements to resell, decreased $1.5 million or 71.4% due primarily to a 303 basis point decrease in the average rate earned. A $24.3 million decrease in the average balance also contributed to the decrease.

Interest expense on deposits declined $3.9 million or 25.0% to $11.8 million. This decrease resulted from a general decline in the average rate paid throughout the deposit portfolio, which offset increases in average balances. The decline in interest expense on deposits was as follows: time deposits $1.9 million or 16.9%; interest bearing demand deposits $834 thousand or 43.5%; and savings deposits $1.2 million or 48.7%. The average rate paid on time deposits, the largest component of interest bearing deposits, was 4.75% for the current six months compared to 6.02% for the same period of 2001. The average balance of time deposits increased $20.2 million or 5.3% to $401.6 million. The average rate paid on interest bearing demand deposits declined 97 basis points to 1.01% while the average balance increased $20.0 million or 10.3% to $215.3 million. The average rate paid on savings deposits decreased 153 basis points to 1.49% while the average balance increased $6.8 million or 4.3% to $164.3 million. Interest expense on federal funds purchased and securities sold under agreements to repurchase decreased $1.3 million or 59.3% due primarily to a 324 basis point decrease in the average rate paid. The significant decrease in the average rate paid offset a $12.0 million or 13.5% increase in the average balance. Interest expense on other borrowed funds increased $474 thousand in the comparison as additional borrowings from the Federal Home Loan Bank increased the average balance outstanding. The increase in the average balance outstanding offset a 287 basis point decline in the average rate paid.

The net interest margin on a tax equivalent basis decreased 46 basis points to 3.97% during the first six months of 2002 compared to the same period of 2001. The decrease in net interest margin is primarily attributed to a 38 basis point decline in the impact of noninterest bearing sources of funds. The effect of noninterest bearing sources of funds on net interest margin typically declines in a falling rate environment. Also contributing to the reduction in net interest margin is an 8 basis point decline in the spread between rates earned and paid that totaled 3.54% for the current six months compared to 3.62% in the same period a year earlier.

The following tables present an analysis of net interest income for the six months ended June 30.


DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:  INTEREST RATES AND INTEREST DIFFERENTIAL
----------------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30,                                         2002                                       2001
----------------------------------------------------------------------------------------------------------------------------------
                                                 Average                      Average       Average                       Average
(In thousands)                                   Balance         Interest       Rate        Balance        Interest         Rate
----------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Investment securities
  Taxable                                    $   246,098        $  5,343       4.38%    $   171,957        $ 5,165         6.06%
  Nontaxable1                                     81,876           2,699       6.65          71,379          2,298         6.49
Time deposits with banks, federal
  funds sold and securities purchased
  under agreements to resell                      60,279             608       2.03          84,614          2,122         5.06
Loans1,2,3                                       690,242          25,968       7.59         690,379         30,948         9.04
----------------------------------------------------------------------------------------------------------------------------------
     Total earning assets                      1,078,495        $ 34,618       6.47%      1,018,329       $ 40,533         8.03%
----------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses                        (10,476)                                   (10,469)
----------------------------------------------------------------------------------------------------------------------------------
     Total earning assets, net of
     allowance for loan losses                1,068,019                                   1,007,860
----------------------------------------------------------------------------------------------------------------------------------
NONEARNING ASSETS
Cash and due from banks                           99,222                                     65,055
Premises and equipment, net                       24,502                                     25,088
Other assets                                      11,511                                     12,433
----------------------------------------------------------------------------------------------------------------------------------
     Total assets                            $ 1,203,254                                $ 1,110,436
----------------------------------------------------------------------------------------------------------------------------------
INTEREST BEARING LIABILITIES
Deposits
  Interest bearing demand                      $ 215,265        $  1,082       1.01%      $ 195,240        $ 1,916         1.98%
  Savings                                        164,324           1,211       1.49         157,489          2,361         3.02
  Time                                           401,646           9,459       4.75         381,439         11,385         6.02
Federal funds purchased and
  securities sold under agreements
  to repurchase                                  101,037             907       1.81          89,012          2,227         5.05
Other borrowed funds                              40,432             753       3.76           8,482            279         6.63
----------------------------------------------------------------------------------------------------------------------------------
     Total interest bearing liabilities          922,704        $ 13,412       2.93%        831,662       $ 18,168         4.41%
----------------------------------------------------------------------------------------------------------------------------------
NONINTEREST BEARING LIABILITIES
Commonwealth of Kentucky deposits                 35,146                                     35,185
Other demand deposits                            114,910                                    114,490
Other liabilities                                  6,355                                      6,776
----------------------------------------------------------------------------------------------------------------------------------
     Total liabilities                         1,079,115                                    988,113
----------------------------------------------------------------------------------------------------------------------------------
     Shareholders' equity                        124,139                                    122,323
----------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders'
     equity                                  $ 1,203,254                                $ 1,110,436
----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                               21,206                                    22,365
TE basis adjustment                                               (1,115)                                     (912)
----------------------------------------------------------------------------------------------------------------------------------
     Net interest income                                        $ 20,091                                  $ 21,453
----------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                            3.54%                                       3.62%
Impact of noninterest bearing sources
   of funds                                                                     .43                                         .81
----------------------------------------------------------------------------------------------------------------------------------
Net interest margin                                                            3.97%                                       4.43%
----------------------------------------------------------------------------------------------------------------------------------

1Income and yield stated at a fully tax equivalent basis using a 35% tax rate.
2Loan balances include principal balances on nonaccrual loans.
3Loan fees included in interest income amount to $906 thousand and $921 thousand in 2002 and 2001, respectively.

ANALYSIS OF CHANGES IN NET INTEREST INCOME (TAX EQUIVALENT BASIS)
----------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                          Variance        Variance Attributed to
Six Months Ended June 30,                                              2002/20011        Volume          Rate
----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Taxable investment securities                                           $   178        $ 3,625       $ (3,447)
Nontaxable investment securities2                                           401            343             58
Time deposits with banks, federal funds sold and
   securities purchased under agreements to resell                       (1,514)          (491)        (1,023)
Loans2                                                                   (4,980)            (6)        (4,974)
----------------------------------------------------------------------------------------------------------------------------------
     Total interest income                                               (5,915)         3,471         (9,386)
----------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest bearing demand deposits                                           (834)           511         (1,345)
Savings deposits                                                         (1,150)           289         (1,439)
Time deposits                                                            (1,926)         1,558         (3,484)
Federal funds purchased and securities sold under
   agreements to repurchase                                              (1,320)           773         (2,093)
Other borrowed funds                                                        474            861           (387)
----------------------------------------------------------------------------------------------------------------------------------
     Total interest expense                                              (4,756)         3,992         (8,748)
----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                    $ (1,159)        $ (521)       $  (638)
----------------------------------------------------------------------------------------------------------------------------------
Percentage change                                                         100.0%          45.0%          55.0%
----------------------------------------------------------------------------------------------------------------------------------

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
2Income stated at fully tax equivalent basis using a 35% tax rate.


NONINTEREST INCOME
------------------

Noninterest income was $8.3 million for the first six months of 2002, an increase of $757 thousand or 10.1% compared to the same period in 2001. Service charges and fees on deposits, the largest component of noninterest income, increased $478 thousand or 14.5% primarily due to the new overdraft policy and related NSF fee structure that is now fully in place at each of the Company's subsidiary banks. Other service charges, commissions, and fees decreased $90 thousand or 4.8% to $1.8 million primarily due to a decrease in custodial safekeeping fees from the Commonwealth of Kentucky. Trust fees decreased $165 thousand or 18.5% due primarily to unusually large estate fees collected during the same period in 2001. Net gains on the sale of available for sale investment securities totaled $993 thousand in the current period, an increase of $528 thousand compared to a year earlier.

NONINTEREST EXPENSE
-------------------

Total noninterest expense increased $846 thousand or 5.0% and totaled $17.7 million for the first six months of 2002. Salaries and employee benefits, the largest component of noninterest expense, increased $452 thousand or 4.8% in the six-month comparison. Employee benefits increased $351 thousand in the comparison while salaries and related payroll taxes increased $269 thousand. Noncash compensation expense attributed to stock option grants decreased $168 thousand. Occupancy expense, net of rental income, decreased $34 thousand or 2.8% in the comparison. Equipment expense increased $259 thousand or 16.4% primarily due to an increase in depreciation expense. Bank franchise tax expense and other noninterest expense increased $169 thousand or 3.7% to $4.8 million. The increase in other noninterest expense is primarily attributable to a $146 thousand increase in losses on foreclosed assets.

INCOME TAXES
------------

Income tax expense for the first six months of 2002 was $2.4 million, a decrease of $583 thousand or 19.4% compared to the same period in 2001. The effective tax rate was 25.4% for the first six months of 2002, a decrease of 240 basis points from the prior year. The decrease in the effective tax rate is due to a combination of factors, including the following: tax-exempt investment securities averaged $81.9 million, an increase of $10.5 million or 14.7% in the comparison; tax-exempt municipal loans averaged $18.3 million, an increase of $6.4 million or 53.3%; and taxable earning assets repriced to a lower interest rate at a faster pace than tax-exempt earning assets in the rapidly declining interest rate environment. The result is less taxable income in proportion to total income.

FINANCIAL CONDITION

Total assets were $1.3 billion on June 30, 2002, an increase of $82.6 million or 7.0% from December 31, 2001. Fluctuations in assets and deposits are typical due to the relationship between the Company's principal subsidiary, Farmers Bank & Capital Trust Company and the Commonwealth of Kentucky. Farmers Bank provides various services to state agencies of the Commonwealth. As the depository for the Commonwealth, these agencies issue checks drawn on Farmers Bank, including paychecks and state income tax refunds. Farmers Bank also processes vouchers of the WIC (Women, Infants and Children) program for the Cabinet for Human Resources. The Bank's investment department provides services to the Teacher's Retirement systems. As the depository for the Commonwealth, large fluctuations in deposits are likely to occur on a daily basis. On an average basis, total assets were $1.2 billion for the first six months of 2002, an increase of $59.6 million or 5.2% from year-end 2001. Average earning assets were 89.6% of average total assets at June 30, 2002, a decrease of 172 basis points compared to year-end 2001

LOANS
-----

Loans, net of unearned income, totaled $695.2 million at June 30, 2002, a decrease of $6.6 million or 0.9% from year-end 2001. This reduction in loans outstanding is primarily the result of decreases in commercial and industrial loans of $7.5 million or 9.7% and lease financing of $2.5 million or 6.1%. Loans to states and political subdivision increased $4.1 million or 27.9%. Average net loans for the six-month period ended June 30, 2002 were $690.2 million, a decrease of $8.5 million or 1.2% compared to the year-end 2001 average. On average, loans represented 64.0% of earning assets during the current period compared to 66.9% for year-end 2001. As loan demand fluctuates, the available funds are redirected between either temporary investments or investment securities.

ALLOWANCE FOR LOAN LOSSES
-------------------------

The allowance for loan losses was $11.0 million at June 30, 2002, an increase of $477 thousand or 4.5% from the prior year-end. The allowance for loan losses was 1.59% of net loans at June 30, 2002, an increase of nine basis points compared to December 31, 2001. The increase in the allowance for loan losses is primarily attributed to the significant increase in nonperforming loans, as discussed below, and the related estimated credit risk within the loan portfolio. In management's opinion, the allowance for loan losses is adequate to cover losses inherent in the loan portfolio. The provision for loan losses decreased $62 thousand and $164 thousand in the current three and six-month periods compared to the same periods in 2001. The Company had net charge-offs of $291 thousand and $632 thousand in the current three and six month periods of 2002 compared to net charge-offs of $946 thousand and $1.0 million in the same periods of 2001. Annualized net charge-offs represented 0.17% and 0.18% of average net loans for the current three and six-month periods, respectively, compared to 0.31% at year-end 2001. Management continues to emphasize collection efforts and evaluation of risks within the loan portfolio.

NONPERFORMING ASSETS
--------------------

Nonperforming  assets for the Company include  nonperforming  loans,  other real estate owned, and other foreclosed assets. Nonperforming loans consists of nonaccrual loans, restructured loans, and loans past due ninety days or more on which interest is still accruing. Nonperforming assets totaled $21.1 million at June 30, 2002, an increase of $14.8 million from the prior year-end. Nonperforming loans totaled $20.7 million at June 30, 2002 an increase of $15.5 million compared to year-end 2001. Nonperforming loans as a percentage of net loans were 2.97% at June 30, 2002 compared to 0.74% at year-end 2001. The increase in nonperforming loans is primarily due to a $14.5 million increase in loans on nonaccrual status that totaled $18.1 million at June 30, 2002. Loans on nonaccrual status include $15.3 million of constructions loans secured by residential real estate to a financially troubled builder. The Company has performed a detailed review of this credit and, under the information currently known by management, believes no further provisions for loan losses related to this credit are necessary. Interest income lost on this group of loans due to their nonaccrual status totaled $302 thousand during the six months ended June 30, 2002. A portion of this total, $92 thousand, represents interest income accrued during the first quarter of 2002, before the loan was placed on nonaccrual status, which was reversed in the second quarter of 2002. It is currently estimated that a total of $210 thousand of interest income in each of the remaining quarters of 2002 will be lost related to this credit should it remain on nonaccrual status through year-end 2002.

Other real estate owned, which had a balance of $715 thousand at year-end 2001, decreased $391 thousand or 54.7% and totaled $324 thousand on June 30, 2002.

TEMPORARY INVESTMENTS
---------------------

Temporary investments consist of interest bearing deposits with other banks, federal funds sold, and securities purchased under agreements to resell and totaled $128.4 million at June 30, 2002, an increase of $78.0 million from year-end 2001. Temporary investments averaged $60.3 million for the first six months of 2002, a decrease of $22.5 million from year-end 2001. This decrease is primarily a result of the Company's net funding position and the relationship between its principal subsidiary and the Commonwealth of Kentucky as described in preceding sections of this report. Temporary investments are reallocated as loan demand and other investment alternatives present the opportunity.

INVESTMENT SECURITIES
---------------------

Investment securities were $299.1 million on June 30, 2002, a decrease of $46.4 million or 13.4% from year-end 2001. Available for sale and held to maturity securities were $266.7 million and $32.4 million, respectively. Investment securities averaged $328.0 million for the first six months of 2002, an increase of $64.8 million or 24.6% from year-end 2001. The increase in average investment securities is attributable to the Company's continued efforts to manage its net interest margin during a period of relatively low market interest rates and correlates with the increase in borrowed funds. The Company had an unrealized gain on available for sale investment securities of $2.1 million at June 30, 2002 compared to $1.9 million at year-end 2001.

DEPOSITS
--------

Total deposits were $940.7 million at June 30, 2002, an increase of $27.3 million or 3.0% from year-end 2001. Noninterest bearing deposits increased $30.2 million or 22.2% in the comparison. This increase is primarily due to the relationship between the Company's principal subsidiary and the Commonwealth of Kentucky as described in preceding sections of this report. Commonwealth of Kentucky deposits increased $27.9 million on June 30, 2002 compared to December 31, 2001. On average, noninterest bearing deposits were $150.1 million during the current period, an increase of $1.3 million or 0.9%. End of period interest bearing deposit balances decreased $2.9 million or 0.4% compared to the prior year end and are summarized as follows: interest bearing checking accounts decreased $2.7 million to $209.9 million; money market deposit accounts decreased $4.1 million to $99.8 million; savings accounts decreased $7.5 million to $58.9 million; and time deposits increased $11.4 million to $406.0 million. On average, interest bearing deposits were $781.2 million in the current six-month period, an increase of $33.9 million from year-end 2001. The increase in average interest bearing deposits is attributable to increases in interest bearing demand deposits of $16.2 million or 8.1%, time deposits of $16.0 million or 4.2%, and money market deposit accounts of $3.3 million or 3.3%. Average savings deposits decreased $1.7 million or 2.8%. Total deposits averaged $931.3 million, an increase of $35.2 million or 3.9% from year-end 2001.

BORROWED FUNDS
--------------

Borrowed funds totaled $191.3 million at June 30, 2002, an increase of $53.8 million or 39.1% from year-end 2001. Increases in short-term borrowings of $38.4 million along with an increase in long-term borrowings of $15.4 million account for the total increase in borrowed funds. Federal funds purchased and securities sold under agreements to repurchase accounted for most of the increase in borrowed funds with an increase of $31.7 million or 27.8%. This increase is due primarily to the overall funding needs of the Company as well as the relationship between the Company's principal subsidiary and the Commonwealth of Kentucky as described in preceding sections of this report. Other short-term borrowings increased $6.7 million mainly due to an increase in borrowed funds from the Federal Home Loan Bank ("FHLB"). The $15.4 million increase in long-term borrowings is attributed to additional advances from the FHLB with varying interest rate terms and maturing within 10 years. Recent FHLB advances have been used to fund the purchase of additional investment securities and to aid the efforts of asset and liability management. Total borrowed funds averaged $141.5 million, an increase of $24.5 million or 20.9% from year-end 2001.

LIQUIDITY

The Parent Company's primary use of cash consists of dividend payments to its common shareholders, purchases of its common stock, and other general operating purposes. Liquidity of the Parent Company depends primarily on the receipt of dividends from its subsidiary banks and cash balances maintained. As of June 30, 2002 combined retained earnings of the subsidiary banks were $69.1 million, of which $17.3 million was available for the payment of dividends to the Parent Company without obtaining prior approval from bank regulatory agencies. As a practical matter, payment of future dividends is also subject to the maintenance of other capital ratio requirements. Management expects that in the aggregate, its subsidiary banks will continue to have the ability to pay dividends in order to provide funds to the Parent Company during the remainder of 2002 sufficient to meet its liquidity needs. The Parent Company had cash balances of $8.3 million at June 30, 2002.

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

Liquid assets consist of cash, cash equivalents, and securities available for sale. At June 30, 2002, such assets totaled $511.3 million, an increase of $96.8 million or 23.4% from year-end 2001. The increase in liquid assets is attributed to the overall funding position of the Company combined with the current interest rate environment. Net cash provided by operating activities was $10.7 million in the first six months of 2002, an increase of $563 thousand or 5.6% compared to the same period last year. Net cash provided by investing activities was $52.8 million, an increase of $73.6 million due primarily to a $51.0 million decrease in net purchases and calls of available for sale investment securities. A decrease in loan volume during the six-month periods contributed an additional $23.9 million in the comparison. Net cash provided by financing activities was $74.7 million for the period ended June 30, 2002. In the same period of the prior year, financing activities used $70.0 million, a difference of $144.7 million relating primarily to deposit account activity.

CAPITAL RESOURCES

Shareholders' equity was $124.8 million on June 30, 2002, an increase of $1.3 million or 1.0% from year-end 2001. The Company purchased 91 thousand shares of its outstanding common stock during the first six months of 2002 for a total cost of $3.1 million.

The Company issued 47 thousand shares of common stock during the first six months pursuant to its nonqualified stock option plan. Dividends of $4.3 million or $.62 per share were declared during the first six months of 2002, an increase of 3.3% per share compared to the prior year. Accumulated other comprehensive income, consisting of the unrealized holding gain on available for sale investment securities (net of tax) increased $152 thousand from year-end 2001.

Consistent with the objective of operating a sound financial organization, the Company's goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios as of June 30, 2002, the regulatory minimums and the regulatory standard for a "well capitalized" institution are as follows:

                          Farmers Capital        Regulatory          Well
                         Bank Corporation          Minimum        Capitalized
------------------------------------------------------------------------------
Tier 1 risk based              16.30%               4.00%            6.00%
Total risk based               17.55%               8.00%           10.00%
Leverage                       10.28%               4.00%            5.00%
------------------------------------------------------------------------------

The capital ratios of all the subsidiary banks, on an individual basis, were in excess of the applicable minimum regulatory capital ratio requirements at June 30, 2002.

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

Effective January 1, 2002, the Company adopted SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, it retains many of the fundamental provisions of that Statement.

SFAS No.  144  also  supersedes  the  accounting  and  reporting  provisions  of
Accounting Principles Board Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS-REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. The adoption of SFAS No. 144 did not have an effect on the consolidated financial statements of the Company.

In April 2002, the FASB issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. This Statement rescinds FASB Statement No. 4, REPORTING GAINS AND LOSSES FROM EXTINGUISHMENT OF DEBT, and an amendment of that Statement, FASB Statement No. 64, EXTINGUISHMENTS OF DEBT MADE TO SATISFY SINKING-FUND REQUIREMENTS. This Statement also rescinds FASB Statement No. 44, ACCOUNTING FOR INTANGIBLE ASSETS OF MOTOR CARRIERS. This Statement amends FASB Statement No. 13, ACCOUNTING FOR LEASES, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 related to SFAS No. 4 and SFAS No. 13 are effective for fiscal years beginning and transactions occurring after May 15, 2002, respectively. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. The adoption of this Statement will not have a material effect on the Company's consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. This Statement requires that a liability for costs associated with an exit or disposal activity to be recognized when incurred rather than at the date commitment to an exit or disposal plan. This Statement replaces EITF 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this Statement will not have a material effect on the Company's consolidated financial statements.

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

At June 30, 2002, the model indicated that if rates were to gradually increase by 150 basis points during the remainder of the calendar year, then net interest income and net income would decrease 0.66% and 1.62%, respectively, for the year ending December 31, 2002. The model indicated that if rates were to gradually decrease by 150 basis points over the same period, then net interest income and net income would decrease 0.20% and 0.41%, respectively.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

In the case of EARL H. SHILLING ET AL. V. FARMERS BANK & Capital Trust Company, on May 10, 2002, the Kentucky Court of Appeals affirmed the Jefferson Circuit Court's judgment in favor of the Bank. The plaintiff bondholders filed a motion for discretionary review to the Supreme Court on June 7, 2002. It is not possible at this stage of the proceedings to make any prediction as to the outcome, however the Supreme Court must grant the plaintiff bondholders' motion to review the appeal, or the affirmed judgment in favor of the Bank will become the final outcome of the case.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The annual meeting of shareholders was held May 14, 2002. The matters that were voted upon included the election of four directors for three-year terms ending in 2005 or until their successors have been elected and qualified.

The outcome of the voting was as follows:
NAME                            FOR         AGAINST      WITHHELD      ABSTAINED
Gerald R. Hignite            5,609,477         0           1,982        110,115
G. Anthony Busseni           5,445,249         0         166,210        110,115
Shelley S. Sweeney           5,609,477         0           1,982        110,115
Michael M. Sullivan          5,609,669         0           1,790        110,115

Listed below are the names of each director whose term of office continued after the meeting.

Lloyd C. Hillard, Jr.            J. Barry Banker
Harold G. Mays                   W. Benjamin Crain
Robert Roach, Jr.                Glenn Birdwhistell
Frank W. Sower, Jr.

In addition to the directors above, Dr. John P. Stewart, Chairman Emeritus, E. Bruce Dungan, and Charles T. Mitchell serve as advisory directors for the Company.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

a)       List of Exhibits
         ----------------

11       Statement re computation of per share earnings
99.1     CEO Certification
99.2     CFO Certification

b)       Reports on Form 8-K
         -------------------

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    8-8-02                     /s/ G. Anthony Busseni
       -----------------------      --------------------------------------------
                                    G. Anthony Busseni,
                                    President and CEO
                                    (Principal Executive Officer)


Date:    8-8-02                     /s/ C. Douglas Carpenter
       -----------------------      --------------------------------------------
                                    C. Douglas Carpenter,
                                    Vice President, Secretary, and CFO
                                    (Principal Financial and Accounting Officer)

Exhibit 11
                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                 ----------------------------------------------




--------------------------------------------------------------------------------
                                           Three Months             Six Months
                                               Ended                  Ended
                                              June 30                June 30
(In thousands, except per share data)     2002      2001         2002       2001
--------------------------------------------------------------------------------

Net income, basic and diluted           $3,316    $3,896       $7,098     $7,802
--------------------------------------------------------------------------------

Average shares outstanding               6,889     6,949        6,895      7,023
Effect of dilutive stock options            52        29           48         27
--------------------------------------------------------------------------------
Average diluted shares outstanding       6,941     6,978        6,943      7,050
--------------------------------------------------------------------------------


Net income per share, basic             $  .48    $  .56       $ 1.03     $ 1.11
Net income per share, diluted              .48       .56         1.02       1.11
--------------------------------------------------------------------------------

Exhibit 99.1

                        CERTIFICATION OF PERIODIC REPORT
                        --------------------------------


I, G. Anthony Busseni, President and Chief Executive Officer of Farmers Capital Bank Corporation, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

     1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date:     8-8-02                          /s/ G. Anthony Busseni
       ---------------------------        --------------------------------------
                                          G. Anthony Busseni
                                          President and CEO

Exhibit 99.2

                        CERTIFICATION OF PERIODIC REPORT
                        --------------------------------


I, C. Douglas Carpenter, Vice President, Secretary, and Chief Financial Officer of Farmers Capital Bank Corporation, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

     1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





Date:   8-8-02                           /s/ C. Douglas Carpenter
      ---------------------------        ---------------------------------------
                                         C. Douglas Carpenter
                                         Vice President, Secretary, and CFO