Form 10-Q
period 2002-09-30
FARMERS CAPITAL BANK CORP
filed 2002-11-06
CIK 713095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                         For the transition period from
                          ____________ to ____________

                         Commission File Number 0-14412

                        FARMERS CAPITAL BANK CORPORATION
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

         KENTUCKY                                         61-1017851
---------------------------------------- ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

P.O. Box 309, 202 West Main Street
Frankfort, Kentucky                                          40602
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

                    Common stock, par value $0.125 per share
                6,838,151 shares outstanding at November 5, 2002



                                                       TABLE OF CONTENTS


Part I - Financial Information                                                              Page No.
     Item 1 - Financial Statements                                                              3

         Unaudited Consolidated Balance Sheets -
             September 30, 2002 and December 31, 2001                                           3

         Unaudited Consolidated Statements of Income -
             For the Three Months and Nine Months Ended
             September 30, 2002 and September 30, 2001                                          4

         Unaudited Consolidated Statements of Comprehensive Income -
             For the Three Months and Nine Months Ended
             September 30, 2002 and September 30, 2001                                          5

         Unaudited Consolidated Statements of Cash Flows -
             For the Nine Months Ended
             September 30, 2002 and September 30, 2001                                          6

         Unaudited Consolidated Statements of Changes in Shareholders' Equity -
             For the Nine Months Ended
             September 30, 2002 and September 30, 2001                                          7

         Notes to Unaudited Consolidated Financial Statements                                   8

     Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                             9

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk                       21

     Item 4 - Controls and Procedures                                                          21

Part II - Other Information

     Item 1 - Legal Proceedings                                                                22

     Item 6 - Exhibits and Reports on Form 8-K                                                 22


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

UNAUDITED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------------------------------------
                                                                                        September 30,      December 31,
(In thousands, except per share data)                                                       2002                2001
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
 Cash and cash equivalents:
     Cash and due from banks                                                           $   130,702        $    55,977
     Interest bearing deposits in other banks                                                4,219              3,090
     Federal funds sold and securities purchased under
          agreements to resell                                                             107,403             47,318
--------------------------------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                                  242,324            106,385
--------------------------------------------------------------------------------------------------------------------------------
Investment securities:
     Available for sale, amortized cost of $257,989 (2002) and $306,197 (2001)             263,583            308,081
     Held to maturity, fair value of $32,358 (2002) and $38,505 (2001)                      30,351             37,461
--------------------------------------------------------------------------------------------------------------------------------
          Total investment securities                                                      293,934            345,542
--------------------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income                                                              720,324            701,869
Allowance for loan losses                                                                  (11,618)           (10,549)
--------------------------------------------------------------------------------------------------------------------------------
       Loans, net                                                                          708,706            691,320
--------------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                 23,536             24,800
Other assets                                                                                14,641             15,483
--------------------------------------------------------------------------------------------------------------------------------
          Total assets                                                                 $ 1,283,141        $ 1,183,530
--------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits:
     Noninterest bearing                                                               $   215,130        $   136,001
     Interest bearing                                                                      771,245            777,484
--------------------------------------------------------------------------------------------------------------------------------
          Total deposits                                                                   986,375            913,485
--------------------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under agreements to repurchase                 112,560            113,792
Other short-term borrowings                                                                 19,480             12,808
Long-term debt                                                                              25,902             10,913
Dividends payable                                                                            2,123              2,152
Other liabilities                                                                            8,897              6,820
--------------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                              1,155,337          1,059,970
--------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock, par value $0.125 per share
     9,608,000 shares authorized; 8,120,120 and 8,058,244
     shares issued at September 30, 2002 and December 31, 2001, respectively                 1,015              1,007
Capital surplus                                                                             17,114             15,179
Retained earnings                                                                          141,453            137,227
Treasury stock, at cost
     1,279,141 and 1,152,978 shares at September 30, 2002 and
     December 31, 2001, respectively                                                       (35,415)           (31,077)
Accumulated other comprehensive income                                                       3,637              1,224
--------------------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity                                                       127,804            123,560
--------------------------------------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity                                   $ 1,283,141        $ 1,183,530
--------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

 UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------------------------------------------------------
                                                                          Three Months Ended             Nine Months Ended
                                                                              September 30,                  September 30,
(In thousands, except per share data)                                     2002           2001           2002           2001
--------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                            $ 12,880       $ 14,960       $ 38,583       $ 45,667
Interest on investment securities:
     Taxable                                                             2,578          2,555          7,921          7,720
     Nontaxable                                                            850            847          2,699          2,474
Interest on deposits in other banks                                         17             31            170             78
Interest of federal funds sold and securities
    purchased under agreements to resell                                   317            761            772          2,836
--------------------------------------------------------------------------------------------------------------------------------
          Total interest income                                         16,642         19,154         50,145         58,775
--------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits                                                     5,550          7,356         17,302         23,018
Interest on federal funds purchased and securities
    sold under agreements to repurchase                                    411          1,028          1,318          3,255
Interest on other borrowed funds                                           411            164          1,164            443
--------------------------------------------------------------------------------------------------------------------------------
          Total interest expense                                         6,372          8,548         19,784         26,716
--------------------------------------------------------------------------------------------------------------------------------
          Net interest income                                           10,270         10,606         30,361         32,059
--------------------------------------------------------------------------------------------------------------------------------
Provision for loan losses                                                  869            836          1,978          2,109
--------------------------------------------------------------------------------------------------------------------------------
          Net interest income after provision for loan losses            9,401          9,770         28,383         29,950
--------------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Service charges and fees on deposits                                     2,088          1,672          5,867          4,973
Other service charges, commissions, and fees                               957            972          2,760          2,865
Data processing income                                                     340            327          1,063          1,035
Trust income                                                               368            360          1,096          1,253
Investment securities gains, net                                           440                         1,433            465
Gain on sale of mortgage loans                                              80             56            192            153
Other                                                                       68             65            192            213
--------------------------------------------------------------------------------------------------------------------------------
          Total noninterest income                                       4,341          3,452         12,603         10,957
--------------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits                                           5,033          4,976         14,984         14,475
Occupancy expenses, net                                                    623            577          1,782          1,770
Equipment expenses                                                         845            849          2,685          2,430
Bank franchise tax                                                         308            309            921            902
Other                                                                    2,234          2,372          6,399          6,388
--------------------------------------------------------------------------------------------------------------------------------
          Total noninterest expense                                      9,043          9,083         26,771         25,965
--------------------------------------------------------------------------------------------------------------------------------
          Income before income taxes                                     4,699          4,139         14,215         14,942
--------------------------------------------------------------------------------------------------------------------------------
Income tax expense                                                       1,173          1,109          3,591          4,110
--------------------------------------------------------------------------------------------------------------------------------
          Net income                                                   $ 3,526        $ 3,030       $ 10,624       $ 10,832
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE
     Basic                                                             $   .51        $   .44        $  1.54        $  1.55
     Diluted                                                               .51            .43           1.53           1.54
--------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic                                                               6,850          6,950          6,880          6,999
     Diluted                                                             6,898          7,012          6,925          7,038
--------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
--------------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended        Nine Months Ended
                                                                            September 30,           September 30,
 (In thousands)                                                         2002           2001           2002          2001
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                           $ 3,526        $ 3,030       $ 10,624      $ 10,832
Other comprehensive income:
     Unrealized holding gain on available for sale
     securities arising during the period, net of tax
     of $1,329, $827, $1,636, and $1,369, respectively                                1,605          3,038         2,658
                                                                       2,468
Reclassification adjustment for prior period
     unrealized (gain) loss recognized during current period,
     net of tax of $111, $23, $337, and $99, respectively               (207)            44           (625)         (192)
--------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                             2,261          1,649          2,413         2,466
--------------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                 $ 5,787        $ 4,679       $ 13,037       $13,298
--------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------------------------
Nine months ended September 30, (In thousands)                                                      2002            2001
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                                 $ 10,624        $ 10,832
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                                            2,147           2,231
          Net amortization (accretion) of investment security premiums and discounts:
                Available for sale                                                                   394            (155)
                Held to maturity                                                                     (49)            (13)
          Provision for loan losses                                                                1,978           2,109
          Noncash compensation expense                                                               427             675
          Mortgage loans originated for sale                                                     (26,768)        (26,004)
          Proceeds from sale of mortgage loans                                                    25,026          25,314
          Deferred income tax expense                                                                  3             125
          Gain on sale of mortgage loans                                                            (192)           (153)
          Gain on sale of premises and equipment                                                      (2)            (12)
          Gain on sale of available for sale investment securities, net                           (1,433)           (465)
          Decrease in accrued interest receivable                                                    768             351
          Decrease (increase) in other assets                                                         74          (2,008)
          Decrease in accrued interest payable                                                      (272)             (1)
          Increase in other liabilities                                                              949           2,664
--------------------------------------------------------------------------------------------------------------------------------
             Net cash provided by operating activities                                            13,674          15,490
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities and calls of investment securities:
          Available for sale                                                                     270,455         249,484
          Held to maturity                                                                         7,159          10,478
     Proceeds from sale of available for sale investment securities                              147,229          33,289
     Purchase of investment securities:
          Available for sale                                                                    (368,437)       (313,580)
          Held to maturity                                                                                          (334)
     Loans originated for investment, net of principal collected                                 (17,430)        (27,875)
     Purchase of premises and equipment                                                             (897)         (2,322)
     Proceeds from sale of equipment                                                                 116              21
--------------------------------------------------------------------------------------------------------------------------------
             Net cash provided by (used in) investing activities                                  38,195         (50,839)
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                                          72,890         (57,806)
     Net (decrease) increase in securities sold under agreements to repurchase                    (1,232)         28,757
     Proceeds from long-term debt                                                                 16,500           8,000
     Repayments of long-term debt                                                                 (1,511)         (6,213)
     Net increase in other short-term borrowings                                                   6,672          11,593
     Dividends paid                                                                               (6,427)         (6,384)
     Purchase of common stock                                                                     (4,338)         (8,878)
     Stock options exercised                                                                       1,516             586
--------------------------------------------------------------------------------------------------------------------------------
             Net cash provided by (used in) financing activities                                  84,070         (30,345)
--------------------------------------------------------------------------------------------------------------------------------
             Net increase (decrease) in cash and cash equivalents                                135,939         (65,694)
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                                                   106,385         229,871
--------------------------------------------------------------------------------------------------------------------------------
             Cash and cash equivalents at end of period                                         $242,324        $164,177
--------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
     Interest                                                                                   $ 20,056        $ 26,717
     Income taxes                                                                                  3,840           3,100
Cash dividend declared and unpaid                                                                  2,123           2,085
--------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Accumulated
                                                                                                         Other             Total
Nine months ended                      Common Stock      Capital    Retained     Treasury Stock      Comprehensive     Shareholders'
September 30, 2002 and 2001           Shares   Amount    Surplus    Earnings    Shares     Amount        Income            Equity
------------------------------------------------------------------------------------------------------------------------------------
  Balance at January 1, 2002           8,058   $1,007    $15,179   $ 137,227     1,153  $ (31,077)       $ 1,224          $123,560
Net income                                                            10,624                                                10,624
Other comprehensive income                                                                                 2,413             2,413
Cash dividends declared,
  $.93 per share                                                      (6,398)                                               (6,398)
Purchase of common stock                                                           126     (4,338)                          (4,338)
Stock options exercised                   62        8      1,508                                                             1,516
Noncash compensation expense
  attributed to stock option grants                          427                                                               427
------------------------------------------------------------------------------------------------------------------------------------
  Balance at September 30, 2002        8,120   $1,015    $17,114   $ 141,453     1,279  $ (35,415)       $ 3,637          $127,804
------------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
  Balance at January 1, 2001           8,032   $1,004    $13,634   $ 131,021       860  $ (20,755)       $   557          $125,461
Net income                                                            10,832                                                10,832
Other comprehensive income                                                                                 2,466             2,466
Cash dividends declared,
  $.90 per share                                                      (6,314)                                               (6,314)
Purchase of common stock                                                           253     (8,878)                          (8,878)
Stock options exercised, including
  related tax benefits                    24        3        587                                                               590
Noncash compensation expense
  attributed to stock option grants                          675                                                               675
------------------------------------------------------------------------------------------------------------------------------------
  Balance at September 30, 2001        8,056   $1,007    $14,896   $ 135,539     1,113  $ (29,633)       $ 3,023         $ 124,832
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

2.   RECLASSIFICATIONS

Certain reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation. Such reclassifications have no effect on previously reported net income or shareholders' equity.

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

RESULTS OF OPERATIONS

                    THIRD QUARTER 2002 VS. THIRD QUARTER 2001
                    -----------------------------------------

The Company reported net income of $3.5 million or $.51 per basic and diluted share for the third quarter of 2002 compared to net income of $3.0 million or $.44 and $.43 per basic and diluted share, respectively, for the third quarter of 2001. This represents a 15.9% and 18.6% increase in basic and diluted per share earnings, respectively. The increase in net income in the three-month comparison is attributed primarily to noninterest sources of revenue, including increased gains on the sale of investment securities of $440 thousand and increased service charges and fees on deposits of $416 thousand or 24.9%. These increases offset a decline in net interest income of $336 thousand or 3.2%. Total noninterest expenses decreased $40 thousand or less than 1% due primarily to higher legal fees incurred in the normal course of business in the prior period.

Return on average assets ("ROA") was 1.16% for the current quarter, an increase of 12 basis points compared to 1.04% reported for the same period in 2001. The 12 basis point increase in ROA was attributed to the positive effect of a reduction in noninterest expense relative to average assets of 13 basis points and an increase in noninterest income relative to average assets of 25 basis points. These positive variances offset a decrease in net interest margin of 21 basis points. Return on average equity ("ROE") was 11.26% for the third quarter of 2002 compared to 9.79% in the same period of 2001.

NET INTEREST INCOME
-------------------

Although continuing uncertainties in the economic environment are present, the current interest rate environment is considerably less volatile compared to a year ago. Actions taken by the Federal Reserve Board (the "Fed") to reduce short-term interest rates have leveled off and, since a total decrease of 125 basis points during the fourth quarter of 2001, remained unchanged since December of 2001. The effects of prior rate reductions by the Fed along with intense competition in the Company's market areas continue to negatively impact net interest margin. The effect of the Fed's actions on the Company has generally led to interest rates on earning assets declining more rapidly than rates paid on interest bearing liabilities. During a falling rate environment, the challenge is to reduce the rates paid on interest bearing liabilities (primarily deposits) to offset the decline in the yield on variable rate assets (primarily loans) while remaining competitive in our markets. The Company's tax-equivalent yield on earning assets for the current three months was 6.31%, a reduction of 108 basis points from the same period a year ago. The cost of funds for the current three months was 2.74%, a decline of 112 basis points compared to the same period a year ago. A goal of the Company in the current interest rate environment is to increase earning assets and decrease the interest rates paid on interest bearing liabilities while remaining competitive in our markets. Average earning assets increased $23.1 million or 2.2% in the quarterly comparison. However, as a percentage of total average assets, earning assets declined 137 basis points from 91.31% to 89.94%. Average interest paying liabilities increased $41.9 million or 4.8% in the comparison.

Interest income totaled $16.6 million for the third quarter of 2002, a decrease of $2.5 million or 13.1% compared to the same period in the prior year. Interest expense totaled $6.4 million, a decrease of $2.2 million or 25.5%. Net interest income before provision for loan losses declined $336 thousand or 3.2% in the comparison and totaled $10.3 million at September 30, 2002.

Interest and fees on loans decreased $2.1 million mainly due to a decrease in the average rate earned. Average loans increased a modest $1.6 million or 0.23%, while the yield decreased 122 basis points to 7.30%. Interest on taxable securities increased $23 thousand or 0.9% as an 89 basis point decline in rate was offset by the effect of a $38.3 million or 20.6% increase in the average balance. Interest on nontaxable securities was relatively unchanged at $850 thousand as a $188 thousand increase in the average balance and an increase in the average rate earned of 12 basis points had minimal impact. Interest on short-term investments, including time deposits in other banks, federal funds sold, and securities purchased under agreements to resell, decreased $458 thousand due primarily to a 166 basis point decrease in the average rate earned on these investments as well as a decline in the average balance of $17.0 million or 18.6%.

Interest expense on deposits decreased $1.8 million or 24.6% to $5.6 million. This decrease resulted from a general decline in the average rate paid throughout the deposit portfolio, which offset increases in average balances. The decline in interest expense on deposits was as follows: time deposits $984 thousand or 17.7%; interest bearing demand deposits $372 thousand or 47.1%; and savings deposits $450 thousand or 44.9%. The average rate paid on time deposits, the largest component of interest bearing deposits, was 4.47% for the current quarter compared to 5.70% for the same period of 2001. The average balance of time deposits increased $19.4 million or 5.0% to $406.8 million. The average rate paid on interest bearing demand deposits declined 80 basis points to 0.77% while the average balance increased $15.8 million or 7.9% to $215.3 million. The average rate paid on savings deposits decreased 113 basis points to 1.33% while the average balance increased $2.8 million or 1.7% to $164.7 million. Interest expense on federal funds purchased and securities sold under agreements to repurchase decreased $617 thousand or 60.0% due to a 164 basis point decrease in the average rate paid coupled with a $28.2 million or 24.0% decline in the average balance. Interest expense on other borrowed funds increased $247 thousand in the comparison as additional borrowings from the Federal Home Loan Bank increased the average balance outstanding. The average rate paid on other borrowed funds declined 132 basis points to 3.60%.

The net interest margin on a tax equivalent basis decreased 21 basis points to 3.97% during the third quarter of 2002 compared to 4.18% in the second quarter of 2001. The decrease in net interest margin is primarily attributed to a 25 basis point decline in the impact of noninterest bearing sources of funds. The effect of noninterest bearing sources of funds on the net interest margin typically declines in a falling rate environment. The spread between rates earned and paid, which totaled 3.57% for the current quarter, increased 4 basis points and positively impacted the net interest margin.

The following tables present an analysis of net interest income for the quarterly periods ended September 30.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:  INTEREST RATES AND INTEREST DIFFERENTIAL
-----------------------------------------------------------------------------------------------------------------------------------
Quarter Ended September 30,                                       2002                                      2001
                                                Average                        Average       Average                    Average
(In thousands)                                  Balance         Interest         Rate        Balance      Interest        Rate
-----------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Investment securities
  Taxable                                      $ 224,006         $ 2,578         4.57%      $ 185,720      $ 2,555        5.46%
  Nontaxable1                                     75,110           1,244         6.57          74,922        1,218        6.45
Time deposits with banks, federal
  funds sold and securities purchased
  under agreements to resell                      74,335             334         1.78          91,344          792        3.44
Loans1,2,3                                       706,562          13,009         7.30         704,931       15,131        8.52
---------------------------------------------------------------------------------------------------------------------------------
     Total earning assets                      1,080,013        $ 17,165         6.31%      1,056,917      $19,696        7.39%
---------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses                        (11,164)                                     (10,589)
---------------------------------------------------------------------------------------------------------------------------------
     Total earning assets, net of
     allowance for loan losses                 1,068,849                                    1,046,328
---------------------------------------------------------------------------------------------------------------------------------
NONEARNING ASSETS
Cash and due from banks                           96,373                                       71,774
Premises and equipment, net                       23,777                                       25,383
Other assets                                      11,818                                       13,989
---------------------------------------------------------------------------------------------------------------------------------
     Total assets                            $ 1,200,817                                  $ 1,157,474
---------------------------------------------------------------------------------------------------------------------------------
INTEREST BEARING LIABILITIES
Deposits
  Interest bearing demand                    $   215,260         $   418         0.77%    $   199,424      $   790        1.57%
  Savings                                        164,679             553         1.33         161,918        1,003        2.46
  Time                                           406,770           4,579         4.47         387,394        5,563        5.70
Federal funds purchased and
  securities sold under agreements
  to repurchase                                   89,165             411         1.83         117,392        1,028        3.47
Other borrowed funds                              45,352             411         3.60          13,234          164        4.92
---------------------------------------------------------------------------------------------------------------------------------
     Total interest bearing liabilities          921,226         $ 6,372         2.74%        879,362      $ 8,548        3.86%
---------------------------------------------------------------------------------------------------------------------------------
Noninterest Bearing Liabilities
Commonwealth of Kentucky deposits                 30,146                                       30,262
Other demand deposits                            117,403                                      116,487
Other liabilities                                  7,793                                        8,540
---------------------------------------------------------------------------------------------------------------------------------
     Total liabilities                         1,076,568                                    1,034,651
---------------------------------------------------------------------------------------------------------------------------------
     Shareholders' equity                        124,249                                      122,823
---------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders'
     equity                                  $ 1,200,817                                  $ 1,157,474
---------------------------------------------------------------------------------------------------------------------------------
Net interest income                                               10,793                                    11,148
TE basis adjustment                                                 (523)                                     (542)
---------------------------------------------------------------------------------------------------------------------------------
     Net interest income                                         $10,270                                   $10,606
---------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                              3.57%                                    3.53%
Impact of noninterest bearing sources
  of funds                                                                        .40                                      .65
---------------------------------------------------------------------------------------------------------------------------------
Net interest margin                                                              3.97%                                    4.18%
---------------------------------------------------------------------------------------------------------------------------------

1Income and yield stated at a fully tax equivalent basis using a 35% tax rate.
2Loan balances include principal balances on nonaccrual loans.
3Loan fees included in interest income amount to $518 thousand and $392 thousand in 2002 and 2001, respectively.

ANALYSIS OF CHANGES IN NET INTEREST INCOME (TAX EQUIVALENT BASIS)
---------------------------------------------------------------------------------------------------------
(In thousands)                                                 Variance       Variance Attributed to
Quarter ended September 30,                                   2002/2001 1      Volume          Rate
---------------------------------------------------------------------------------------------------------
INTEREST INCOME
Taxable investment securities                                 $   23         $ 1,859       $ (1,836)
Nontaxable investment securities2                                 26               3             23
Time deposits with banks, federal funds sold and
   securities purchased under agreements to resell              (458)           (128)          (330)
Loans2                                                        (2,122)            240         (2,362)
---------------------------------------------------------------------------------------------------------
     Total interest income                                    (2,531)          1,974         (4,505)
---------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest bearing demand deposits                                (372)            381           (753)
Savings deposits                                                (450)            115           (565)
Time deposits                                                   (984)          1,608         (2,592)
Federal funds purchased and securities sold under
   agreements to repurchase                                     (617)            (208)         (409)
Other borrowed funds                                             247             537           (290)
---------------------------------------------------------------------------------------------------------
     Total interest expense                                   (2,176)          2,433         (4,609)
---------------------------------------------------------------------------------------------------------
Net interest income                                           $ (355)         $ (459)        $  104
---------------------------------------------------------------------------------------------------------
Percentage change                                              100.0%          129.3%         (29.3)%
---------------------------------------------------------------------------------------------------------

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
2Income stated at fully tax equivalent basis using a 35% tax rate.


NONINTEREST INCOME
------------------

Noninterest income totaled $4.3 million for the current quarter, an increase of $889 thousand or 25.8% compared to the prior year. Service charges and fees on deposits, the largest component of noninterest income, increased $416 thousand or 24.9% primarily due to a $271 thousand or 26.2% increase relating to the new overdraft policy and related NSF fee structure that is now fully in place at each of the Company's subsidiary banks. The rapid growth in fees resulting from this overdraft policy and related NSF structure is expected to slow moderately since it has been fully in place for a twelve month period. Other service charges, commissions, and fees decreased $15 thousand or 1.5% driven by a $26 thousand or 27.4% decrease in credit life insurance fees. Trust fees increased $8 thousand or 2.2%. Net gains on the sale of available for sale investment securities totaled $440 thousand for the current quarter while no net gains were realized in the comparable period a year earlier.

NONINTEREST EXPENSE
-------------------

Total noninterest expense was relatively unchanged from the third quarter of 2001 and totaled $9.0 million. Salaries and employee benefits, the largest component of noninterest expense, increased a modest 1.1% to $5.0 million. Employee benefits increased $54 thousand or 6.1% in the quarterly comparison while salaries and related payroll taxes increased $83 thousand or 2.1%. Noncash compensation expense attributed to stock option grants decreased $80 thousand. Occupancy expense, net of rental income, increased $46 thousand or 8.0% in the comparison and totaled $623 thousand. Equipment expense and bank franchise taxes were virtually unchanged in the quarterly comparison and totaled $845 thousand and $308 thousand, respectively. Other noninterest expense decreased $138 thousand or 5.8% primarily due to higher legal fees incurred in the normal course of business in the prior year.

INCOME TAXES
------------

Income tax expense for the third quarter of 2002 was $1.2 million, a decrease of $64 thousand or 5.8% from the third quarter of 2001. The effective tax rate was 25.0% for the current quarter, a decrease of 183 basis points from the third quarter of 2001. The decrease in the effective tax rate is due to a combination of factors, including the following: a reduction in nondeductible goodwill amortization; tax-exempt municipal loans averaged $18.9 million, an increase of $6.1 million or 47.5%; and taxable earning assets repriced to a lower interest rate at a faster pace than tax-exempt earning assets in the declining interest rate environment. The result is less taxable income in proportion to total income.

                            FIRST NINE MONTHS OF 2002
                            -------------------------

Net income for the nine months ended September 30, 2002 was $10.6 million compared to net income of $10.8 million for the same period in 2001, a decrease of $208 thousand or 1.9%. On a basic and diluted per share basis, net income totaled $1.54 and $1.53 for the current nine-month period compared to $1.55 and $1.54 in the prior year, a decrease of $.01 or 0.6% for both. The decrease in net income is due primarily to a decline in net interest income. Net interest income decreased $1.7 million or 5.3% in the nine-month comparison. The provision for loan losses decreased $131 thousand or 6.2% to $2.0 million. Noninterest income increased $1.6 million or 15.0% to $12.6 million due primarily to a $968 thousand increase in gains on the sale of investment securities and an $894 thousand increase in service charges and fees on deposits. Noninterest expenses increased $806 thousand or 3.1% to $26.8 million mainly due to an increase in salaries and employee benefits of $509 thousand or 3.5% and increased equipment expenses of $255 thousand or 10.5%. Income tax expense declined $519 thousand or 12.6% as the effective tax rate decreased 225 basis points to 25.3%.

ROA was 1.18% for the nine months ended September 30, 2002, a decrease of 11 basis points from the same period in 2001. The 11 basis point decrease in ROA was attributed to a decrease in net interest margin of 38 basis points to 3.96%. The lower net interest margin was partially offset by a decrease in noninterest expense relative to average assets of 11 basis points, an increase in noninterest income relative to average assets of 10 basis points, and a decrease in income tax expense relative to average assets of 8 basis points. ROE was 11.42%, a decrease of 41 basis points from the first nine months of 2001. The decrease in return on average equity is due to the $208 thousand decline in net income coupled with a stronger capital position.

NET INTEREST INCOME
-------------------

Although continuing uncertainties in the economic environment are present, the interest rate environment has begun to stabilize. The Fed has acted to reduce short-term interest rates by 350 basis points during the nine months ended September 30, 2001. Additional short-term rate cuts totaling 125 basis points occurred in the fourth quarter of 2001. Short-term rates have not changed throughout the first nine months of 2002. These rate declines, along with intense competition in the Company's markets, continue to negatively impact net interest margin. The effect of the Fed's actions on the Company has generally led to interest rates on earning assets declining more rapidly than rates paid on interest bearing liabilities. During a falling rate environment, the challenge is to reduce the rates paid on interest bearing liabilities (primarily deposits) to offset the decline in the yield on variable rate assets (primarily loans) while remaining competitive in our markets. The Company's tax-equivalent yield on earning assets for the current nine months was 6.41%, a reduction of 140 basis points from the same period a year ago. The cost of funds for the current nine months was 2.87%, a decline of 134 basis points compared to the same period a year ago. A goal of the Company in the current interest rate environment is to increase earning assets and decrease the interest rates paid on interest bearing liabilities while remaining competitive in our markets. Average earning assets increased $48.8 million or 4.7% in the comparison.
However, as a percentage of total average assets, earning assets declined 189 basis points from 91.65% to 89.76%. Average interest paying liabilities increased $74.6 million or 8.8% in the comparison.

Interest income totaled $50.1 million for the nine months ended September 30, 2002, a decrease of $8.6 million or 14.7% compared to the same period in 2001. Interest expense was $19.8 million, a decrease of $6.9 million or 25.9%. Net interest income declined $1.7 million or 5.3%

Interest and fees on loans decreased $7.1 million or 15.5% primarily due to a 138 basis point decline in the average rate earned of 7.48% in the current nine months. Average loans outstanding were virtually unchanged at $696.7 million. Interest on taxable securities increased $201 thousand or 2.6% as a $62.2 million increase in the average balance outstanding offset a decline in yield of 141 basis points. Interest on nontaxable securities increased $225 thousand or 9.1% due to an increase in both the average balance and rate earned of $7.1 million or 9.7% and 8 basis points, respectively. Interest on short-term investments, including time deposits in other banks, federal funds sold, and securities purchased under agreements to resell, decreased $2.0 million or 67.7% due primarily to a 255 basis point decrease in the average rate earned. A $21.9 million decrease in the average balance also contributed to the decrease.

Interest expense on deposits declined $5.7 million or 24.8% to $17.3 million. This decrease resulted from a general decline in the average rate paid throughout the deposit portfolio, which offset increases in average balances. The decline in interest expense on deposits was as follows: time deposits $2.9 million or 17.2%; interest bearing demand deposits $1.2 million or 44.6%; and savings deposits $1.6 million or 47.6%. The average rate paid on time deposits, the largest component of interest bearing deposits, was 4.65% for the current nine months compared to 5.91% for the same period of 2001. The average balance of time deposits increased $19.9 million or 5.2% to $403.4 million. The average rate paid on interest bearing demand deposits declined 91 basis points to 0.93% while the average balance increased $18.6 million or 9.5% to $215.3 million. The average rate paid on savings deposits decreased 140 basis points to 1.43% while the average balance increased $5.5 million or 3.4% to $164.4 million. Interest expense on federal funds purchased and securities sold under agreements to repurchase decreased $1.9 million or 59.5% due primarily to a 260 basis point decrease in the average rate paid. A decrease of $1.4 million or 1.4% in the average balance also contributed to the decline in interest expense. Interest expense on other borrowed funds increased $721 thousand in the comparison as additional borrowings from the Federal Home Loan Bank increased the average balance outstanding by $32.0 million, which offset a 218 basis point decline in the average rate paid.

The net interest margin on a tax equivalent basis decreased 38 basis points to 3.96% during the first nine months of 2002 compared to the same period of 2001. The decrease in net interest margin is primarily attributed to a 32 basis point decline in the impact of noninterest bearing sources of funds. The effect of noninterest bearing sources of funds on net interest margin typically declines in a falling rate environment. Also contributing to the reduction in net interest margin is a 6 basis point decline in the spread between rates earned and paid that totaled 3.54% for the current nine months compared to 3.60% in the same period a year earlier.


The following tables present an analysis of net interest income for the nine months ended September 30.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:  INTEREST RATES AND INTEREST DIFFERENTIAL
-----------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30,                                   2002                                       2001
                                                 Average                      Average        Average                      Average
(In thousands)                                   Balance        Interest       Rate          Balance        Interest       Rate
-----------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Investment securities
  Taxable                                      $ 238,733        $  7,921        4.44%       $ 176,544        $ 7,720        5.85%
  Nontaxable1                                     79,621           3,943        6.62           72,560          3,547        6.54
Time deposits with banks, federal
  funds sold and securities purchased
  under agreements to resell                      64,964             942        1.94           86,857          2,914        4.49
Loans1,2,3                                       696,679          38,977        7.48          695,268         46,048        8.86
-----------------------------------------------------------------------------------------------------------------------------------
     Total earning assets                      1,079,997        $ 51,783        6.41%       1,031,229       $ 60,229        7.81%
-----------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses                        (10,705)                                     (10,509)
-----------------------------------------------------------------------------------------------------------------------------------
     Total earning assets, net of
     allowance for loan losses                 1,069,292                                    1,020,720
-----------------------------------------------------------------------------------------------------------------------------------
NONEARNING ASSETS
Cash and due from banks                           98,272                                       67,294
Premises and equipment, net                       24,261                                       25,186
Other assets                                      11,386                                       12,003
-----------------------------------------------------------------------------------------------------------------------------------
     Total assets                            $ 1,203,211                                  $ 1,125,203
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST BEARING LIABILITIES
Deposits
  Interest bearing demand                      $ 215,263        $  1,500        0.93%       $ 196,635        $ 2,706        1.84%
  Savings                                        164,443           1,764        1.43          158,966          3,364        2.83
  Time                                           403,358          14,038        4.65          383,447         16,948        5.91
Federal funds purchased and
  securities sold under agreements
  to repurchase                                   97,079           1,318        1.82           98,472          3,255        4.42
Other borrowed funds                              42,071           1,164        3.70           10,066            443        5.88
-----------------------------------------------------------------------------------------------------------------------------------
     Total interest bearing liabilities          922,214        $ 19,784        2.87%         847,586       $ 26,716        4.21%
-----------------------------------------------------------------------------------------------------------------------------------
NONINTEREST BEARING LIABILITIES
Commonwealth of Kentucky deposits                 33,479                                       33,544
Other demand deposits                            115,741                                      115,156
Other liabilities                                  7,344                                        6,450
-----------------------------------------------------------------------------------------------------------------------------------
     Total liabilities                         1,078,778                                    1,002,736
-----------------------------------------------------------------------------------------------------------------------------------
     Shareholders' equity                        124,433                                      122,467
-----------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders'
     equity                                  $ 1,203,211                                  $ 1,125,203
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                               31,999                                      33,513
TE basis adjustment                                               (1,638)                                     (1,454)
-----------------------------------------------------------------------------------------------------------------------------------
     Net interest income                                        $ 30,361                                    $ 32,059
-----------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                             3.54%                                       3.60%
Impact of noninterest bearing sources
  of funds                                                                       .42                                         .74
-----------------------------------------------------------------------------------------------------------------------------------
Net interest margin                                                             3.96%                                       4.34%
-----------------------------------------------------------------------------------------------------------------------------------

1Income and yield stated at a fully tax equivalent basis using a 35% tax rate.
2Loan balances include principal balances on nonaccrual loans.
3Loan fees included in interest income amount to $1.4 million and $1.3 million in 2002 and 2001, respectively.

ANALYSIS OF CHANGES IN NET INTEREST INCOME (TAX EQUIVALENT BASIS)
--------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                   Variance         Variance Attributed to
Nine Months Ended September 30,                                 2002/20011        Volume          Rate
--------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Taxable investment securities                                   $    201        $ 3,075       $ (2,874)
Nontaxable investment securities2                                    396            352             44
Time deposits with banks, federal funds sold and
   securities purchased under agreements to resell                (1,972)          (606)        (1,366)
Loans2                                                            (7,071)           156         (7,227)
--------------------------------------------------------------------------------------------------------------------------
     Total interest income                                        (8,446)         2,977        (11,423)
--------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest bearing demand deposits                                  (1,206)           382         (1,588)
Savings deposits                                                  (1,600)           186         (1,786)
Time deposits                                                     (2,910)         1,323         (4,233)
Federal funds purchased and securities sold under
   agreements to repurchase                                       (1,937)           (46)        (1,891)
Other borrowed funds                                                 721          1,038           (317)
--------------------------------------------------------------------------------------------------------------------------
     Total interest expense                                       (6,932)         2,883         (9,815)
--------------------------------------------------------------------------------------------------------------------------
Net interest income                                             $ (1,514)       $    94       $ (1,608)
--------------------------------------------------------------------------------------------------------------------------
Percentage change                                                  100.0%          (6.2)%         106.2%
--------------------------------------------------------------------------------------------------------------------------

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
2Income stated at fully tax equivalent basis using a 35% tax rate.


NONINTEREST INCOME
------------------

Noninterest income was $12.6 million for the first nine months of 2002, an increase of $1.6 million or 15.0% compared to the same period in 2001. Service charges and fees on deposits, the largest component of noninterest income, increased $894 thousand or 18.0% primarily due to the new overdraft policy and related NSF fee structure that is now fully in place at each of the Company's subsidiary banks. The rapid growth in fees resulting from the previously discussed overdraft policy and related NSF structure is expected to slow moderately since it has been fully in place for a twelve month period. Other service charges, commissions, and fees decreased $105 thousand or 3.7% to $2.8 million primarily due to a decrease in credit life insurance fees and custodial safekeeping fees from the Commonwealth of Kentucky. Trust fees decreased $157 thousand or 12.5% due primarily to unusually large non-recurring estate fees collected during the same period in 2001. Net gains on the sale of available for sale investment securities totaled $1.4 million in the current period, an increase of $968 thousand compared to a year earlier.

NONINTEREST EXPENSE
-------------------

Total noninterest expense increased $806 thousand or 3.1% and totaled $26.8 million for the first nine months of 2002. Salaries and employee benefits, the largest component of noninterest expense, increased $509 thousand or 3.5% in the nine-month comparison. Employee benefits increased $400 thousand due to increased pension and health insurance expenses while salaries and related payroll taxes increased $353 thousand. Noncash compensation expense attributed to stock option grants decreased $244 thousand. Occupancy expense, net of rental income, decreased $12 thousand or 0.7% in the comparison. Equipment expense increased $255 thousand or 10.5% primarily due to an increase in depreciation and maintenance expense. Bank franchise tax expense and other noninterest expense were relatively unchanged at $7.3 million.

INCOME TAXES
------------

Income tax expense for the first nine months of 2002 was $3.6 million, a decrease of $519 thousand or 12.6% compared to the same period in 2001. The effective tax rate was 25.3% for the first nine months of 2002, a decrease of 225 basis points from the prior year. The decrease in the effective tax rate is due to a combination of factors, including the following: a reduction in nondeductible goodwill amortization; tax-exempt investment securities averaged $79.6 million, an increase of $7.1 million or 9.7% in the comparison; tax-exempt municipal loans averaged $18.5 million, an increase of $6.3 million or 51.3%; and taxable earning assets repriced to a lower interest rate at a faster pace than tax-exempt earning assets in the declining interest rate environment. The result is less taxable income in proportion to total income.

FINANCIAL CONDITION

Total assets were $1.3 billion on September 30, 2002, an increase of $99.6 million or 8.4% from December 31, 2001. Fluctuations in assets and deposits are typical due to the relationship between the Company's principal subsidiary, Farmers Bank & Capital Trust Company and the Commonwealth of Kentucky. Farmers Bank provides various services to state agencies of the Commonwealth. As the depository for the Commonwealth, these agencies issue checks drawn on Farmers Bank, including paychecks and state income tax refunds. Farmers Bank also processes vouchers of the WIC (Women, Infants and Children) program for the Cabinet for Human Resources. The Bank's investment department provides services to the Teacher's Retirement systems. As the depository for the Commonwealth, large fluctuations in deposits are likely to occur on a daily basis. On an average basis, total assets were $1.2 billion for the first nine months of 2002, an increase of $59.6 million or 5.2% from year-end 2001. Average earning assets were 89.8% of average total assets at September 30, 2002, a decrease of 160 basis points compared to year-end 2001

LOANS
-----

Loans, net of unearned income, totaled $720.3 million at September 30, 2002, an increase of $18.5 million or 2.6% from year-end 2001. This increase in loans outstanding is primarily the result of an increase in loans secured by real estate totaling $24.8 million or 5.2% and loans to states and political subdivisions of $1.3 million or 8.6%. Offsetting these increases were declines in lease financing of $3.9 million or 9.6%, commercial and industrial loans of $3.8 million or 4.9%, and consumer lending of $800 thousand or 1.0%. Average net loans for the nine-month period ended September 30, 2002 were $696.7 million, a decrease of $2.1 million or 0.3% compared to the year-end 2001 average. On average, loans represented 64.5% of earning assets during the current period compared to 66.9% for year-end 2001. As loan demand fluctuates, the available funds are redirected between either temporary investments or investment securities.

ALLOWANCE FOR LOAN LOSSES
-------------------------

The allowance for loan losses was $11.6 million at September 30, 2002, an increase of $1.1 million or 10.1% from the prior year-end. The allowance for loan losses was 1.61% of loans net of unearned income at September 30, 2002, an increase of 11 basis points compared to December 31, 2001. The increase in the allowance for loan losses is primarily attributed to the significant increase in nonperforming loans, as discussed below, and the related estimated credit risk within the loan portfolio. In management's opinion, the allowance for loan losses is adequate to cover losses inherent in the loan portfolio. The provision for loan losses increased $33 thousand in the current three-month comparison and decreased $131 thousand in the nine-month period compared to the same periods in 2001. The Company had net charge-offs of $277 thousand and $909 thousand in the current three and nine month periods of 2002 compared to net charge-offs of $652 thousand and $1.7 million in the same periods of 2001. Annualized net charge-offs represented 0.16% and 0.17% of average net loans for the current three and nine-month periods, respectively, compared to 0.31% at year-end 2001. Management continues to emphasize collection efforts and evaluation of risks within the loan portfolio.

NONPERFORMING ASSETS
--------------------

Nonperforming assets for the Company include nonperforming loans, other real estate owned, and other foreclosed assets. Nonperforming loans consists of nonaccrual loans, restructured loans, and loans past due ninety days or more on which interest is still accruing. Nonperforming assets totaled $21.6 million at September 30, 2002, an increase of $15.3 million from the prior year-end. Nonperforming loans totaled $21.2 million at September 30, 2002 an increase of $16.0 million compared to year-end 2001. Nonperforming loans as a percentage of net loans were 2.94% at September 30, 2002 compared to 0.74% at year-end 2001. The increase in nonperforming loans is primarily due to a $13.9 million increase in loans on nonaccrual status that totaled $17.5 million at September 30, 2002. Loans on nonaccrual status include $15.3 million of constructions loans secured by residential real estate to a financially troubled builder. The Company has performed a detailed review of this credit and, under the information currently known by management, believes no further provisions for loan losses related to this credit are necessary. Interest income lost on this group of loans due to their nonaccrual status totaled $207 thousand and $509 thousand during the three and nine months ended September 30, 2002, respectively. The year to date total includes $92 thousand accrued during the first quarter of 2002, before the loan was placed on nonaccrual status, which was reversed in the second quarter of 2002. It is currently estimated that a total of $210 thousand of interest income will be lost in each subsequent quarter related to this credit while it remains on nonaccrual status.

Other real estate owned, which had a balance of $715 thousand at year-end 2001, decreased $358 thousand or 50.1% and totaled $357 thousand on September 30, 2002.

TEMPORARY INVESTMENTS
---------------------

Temporary investments consist of interest bearing deposits with other banks, federal funds sold, and securities purchased under agreements to resell and totaled $111.6 million at September 30, 2002, an increase of $61.2 million from year-end 2001. Temporary investments averaged $65.0 million for the first nine months of 2002, a decrease of $17.8 million from year-end 2001. This decrease is primarily a result of the Company's net funding position and the relationship between its principal subsidiary and the Commonwealth of Kentucky as described in preceding sections of this report. Temporary investments are reallocated as loan demand and other investment alternatives present the opportunity.

INVESTMENT SECURITIES
---------------------

Investment securities were $293.9 million on September 30, 2002, a decrease of $51.6 million or 14.9% from year-end 2001. Available for sale and held to maturity securities were $263.6 million and $30.3 million, respectively. Investment securities averaged $318.4 million for the first nine months of 2002, an increase of $55.2 million or 21.0% from year-end 2001. The increase in average investment securities is attributable to the Company's continued efforts to manage its net interest margin during a period of relatively low market interest rates and correlates with the increase in borrowed funds. The Company had an unrealized gain on available for sale investment securities of $5.6 million at September 30, 2002 compared to $1.9 million at year-end 2001.

DEPOSITS
--------

Total deposits were $986.4 million at September 30, 2002, an increase of $72.9 million or 8.0% from year-end 2001. Noninterest bearing deposits increased $79.1 million or 58.2% in the comparison. This increase is primarily due to the relationship between the Company's principal subsidiary and the Commonwealth of Kentucky as described in preceding sections of this report. Commonwealth of Kentucky deposits increased $70.6 million on September 30, 2002 compared to December 31, 2001. On average, noninterest bearing deposits were $149.2 million during the current period, an increase of $464 thousand or 0.3%. End of period interest bearing deposit balances decreased $6.2 million or 0.8% compared to the prior year end and are summarized as follows: interest bearing checking accounts decreased $8.4 million to $204.3 million; money market deposit accounts decreased $911 thousand to $103.0 million; savings accounts decreased $8.0 million to $58.4 million; and time deposits increased $11.0 million to $406.0 million. On average, interest bearing deposits were $783.1 million in the current nine-month period, an increase of $35.7 million from year-end 2001. The increase in average interest bearing deposits is attributable to increases in interest bearing demand deposits of $16.2 million or 8.1%, time deposits of $17.7 million or 4.6%, and money market deposit accounts of $4.1 million or 4.06%. Average savings deposits decreased $2.4 million or 3.8%. Total deposits averaged $932.3 million, an increase of $36.2 million or 4.0% from year-end 2001.

BORROWED FUNDS
--------------

Borrowed funds totaled $157.9 million at September 30, 2002, an increase of $20.4 million or 14.9% from year-end 2001. Increases in short-term borrowings of $5.4 million along with an increase in long-term borrowings of $15.0 million account for the total increase in borrowed funds. Federal funds purchased and securities sold under agreements to repurchase, the largest component of short-term borrowings, declined $1.2 million or 1.1% to $112.6 million. Other short-term borrowings increased $6.6 million mainly due to an increase in borrowed funds from the Federal Home Loan Bank ("FHLB"). The $15.0 million increase in long-term borrowings is attributed to additional advances from the FHLB with varying interest rate terms and maturing within 10 years. Recent FHLB advances have been used to fund the purchase of additional investment securities and to aid the efforts of asset and liability management. Total borrowed funds averaged $139.2 million, an increase of $22.1 million or 18.9% from year-end 2001.

LIQUIDITY

The Parent Company's primary use of cash consists of dividend payments to its common shareholders, purchases of its common stock, and other general operating purposes. Liquidity of the Parent Company depends primarily on the receipt of dividends from its subsidiary banks and cash balances maintained. As of September 30, 2002 combined retained earnings of the subsidiary banks were $66.0 million, of which $14.3 million was available for the payment of dividends to the Parent Company without obtaining prior approval from bank regulatory agencies. As a practical matter, payment of future dividends is also subject to the maintenance of other capital ratio requirements. Management expects that in the aggregate, its subsidiary banks will continue to have the ability to pay dividends in order to provide funds to the Parent Company during the remainder of 2002 sufficient to meet its liquidity needs. The Parent Company had cash balances of $12.1 million at September 30, 2002.

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

Liquid assets consist of cash, cash equivalents, and securities available for sale. At September 30, 2002, such assets totaled $505.9 million, an increase of $91.4 million or 22.1% from year-end 2001. The increase in liquid assets is attributed to the overall funding position of the Company combined with the current interest rate environment. Net cash provided by operating activities was $13.7 million in the first nine months of 2002, a decrease of $1.8 million or 11.7% compared to the same period last year. Net cash provided by investing activities was $38.2 million, an increase of $89.0 million due primarily to a $134.9 million increase in proceeds from sales, maturities, and calls of available for sale investment securities offset by a $54.9 million increase in purchases of available for sale investment securities. A decrease in loan volume during the nine-month periods contributed an additional $10.4 million in the comparison. Net cash provided by financing activities was $84.1 million for the period ended September 30, 2002. In the same period of the prior year, financing activities used $30.3 million, an increase of $114.4 million relating primarily to deposit account activity.

CAPITAL RESOURCES

Shareholders' equity was $127.8 million on September 30, 2002, an increase of $4.2 million or 3.4% from year-end 2001. The Company purchased 126 thousand shares of its outstanding common stock during the first nine months of 2002 for a total cost of $4.3 million.

The Company issued 62 thousand shares of common stock during the first nine months pursuant to its nonqualified stock option plan. Dividends of $6.4 million or $.93 per share were declared during the first nine months of 2002, an increase of 3.3% per share compared to the prior year. Accumulated other comprehensive income, consisting of the unrealized holding gain on available for sale investment securities (net of tax) increased $2.4 million from year-end 2001.

Consistent with the objective of operating a sound financial organization, the Company's goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios as of September 30, 2002, the regulatory minimums and the regulatory standard for a "well capitalized" institution are as follows:


                              Farmers Capital     Regulatory           Well
                             Bank Corporation      Minimum         Capitalized
-------------------------------------------------------------------------------
Tier 1 risk based                  15.89%            4.00%             6.00%
Total risk based                   17.14%            8.00%            10.00%
Leverage                           10.32%            4.00%             5.00%
-------------------------------------------------------------------------------

The capital ratios of all the subsidiary banks, on an individual basis, were in excess of the applicable minimum regulatory capital ratio requirements at September 30, 2002.

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

In April 2002, the FASB issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. This Statement rescinds FASB Statement No. 4, REPORTING GAINS AND LOSSES FROM EXTINGUISHMENT OF DEBT, and an amendment of that Statement, FASB Statement No. 64, EXTINGUISHMENTS OF DEBT MADE TO SATISFY SINKING-FUND REQUIREMENTS. This Statement also rescinds FASB Statement No. 44, ACCOUNTING FOR INTANGIBLE ASSETS OF MOTOR CARRIERS. This Statement amends FASB Statement No. 13, ACCOUNTING FOR LEASES, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 related to SFAS No. 4 and SFAS No. 13 are effective for fiscal years beginning and transactions occurring after May 15, 2002, respectively. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. Management expects the adoption of this Statement will not have a material effect on the Company's consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. This Statement requires that a liability for costs associated with an exit or disposal activity to be recognized when incurred rather than at the date commitment to an exit or disposal plan. This Statement replaces EITF 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management expects the adoption of this Statement will not have a material effect on the Company's consolidated financial statements.

In October 2002 the FASB issued SFAS No. 147, ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS. This Statement brings all business combinations involving financial institutions, except mutuals, into the scope of SFAS No. 141, BUSINESS COMBINATIONS. SFAS No. 147 requires that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of part of a financial institution that meet the definition of a business, must be accounted for in accordance with SFAS No. 141 and the related intangibles accounted for in accordance with SFAS No. 142. SFAS No. 147 removes such acquisitions from the scope of SFAS No. 72, ACCOUNTING FOR CERTAIN ACQUISITIONS OF BANKING OR THRIFT INSTITUTIONS, which was adopted in February 1983 to address financial institutions acquisitions during a period when many of such acquisitions involved "troubled" institutions. SFAS No. 147 also amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions. SFAS No. 147 is generally effective immediately and provides guidance with respect to amortization and impairment of intangibles recognized in connection with acquisitions previously within the scope of SFAS No. 72. The adoption of this Statement will not have a material effect on the Company's consolidated financial statements.

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

At September 30, 2002, the model indicated that if rates were to increase by 75 basis points during the remainder of 2002, net interest income and net income would remain unchanged compared to the forecasted amount for the year ending December 31, 2002. The model indicated that if rates were to decrease by 75 basis points over the same period, net interest income and net income would increase 0.04% and 0.07%, respectively, compared to the forecasted amount.

At September 30, 2002, the model indicated that if rates were to increase by 75 basis points during the remainder of 2002 and then gradually increase 200 basis points during 2003, net interest income and net income would increase 0.41% and 0.23% compared to the 2003 forecasted amount. The model indicated that if rates were to decrease by 75 basis points during the remainder of 2002 and then gradually decrease 200 basis points during 2003, net interest income and net income would decrease 4.79% and 10.57%, respectively, compared to the forecasted amount.

In the current low interest rate environment, it is not practical or possible to reduce certain deposit rates by the same magnitude as rates on earning assets. The average rate paid on some of the Company's deposits are well below 2%. This situation magnifies the model's predicted results when modeling a decrease in interest rates, as earning assets with higher yields have more of an opportunity to reprice at lower rates than lower-rate deposits.

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the Company's disclosure controls and procedures within 90 days of the filing of this report, and have concluded that the Company's disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed is recorded, processed, summarized, and reported in a timely manner.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Chief Executive Officer and Chief Financial Officers evaluation, nor were there any significant deficiencies or material weaknesses in the controls which required corrective action.

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



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

a)       List of Exhibits
         ----------------

11        Statement re computation of per share earnings
99.1      CEO Certification
99.2      CFO Certification

b)       Reports on Form 8-K
         -------------------

On November 4, 2002 the Registrant filed a report on Form 8-K pursuant to Item 4 of that Form. No financial statements were filed as part of that Form.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    Nov-6-02                   /s/ G. Anthony Busseni
     ---------------------------    --------------------------------------------
                                    G. Anthony Busseni,
                                    President and CEO
                                    (Principal Executive Officer)


Date:    11-6-02                    /s/ C. Douglas Carpenter
      --------------------------    --------------------------------------------
                                    C. Douglas Carpenter,
                                    Vice President, Secretary, and CFO
                                    (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS



I, G. Anthony Busseni, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Farmers Capital Bank Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         Date:     Nov-6-02                         /s/ G. Anthony Busseni
              ------------------------------        ---------------------------
                                                     G. Anthony Busseni
                                                     President and CEO

I, C. Douglas Carpenter, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Farmers Capital Bank Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         Date:     11-6-02                          /s/ C. Douglas Carpenter
              ------------------------------        -------------------------
                                                     C. Douglas Carpenter
                                                     Vice President, Secretary,
                                                     and CFO

Exhibit 11
                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                 ----------------------------------------------




--------------------------------------------------------------------------------
                                              Three Months         Nine Months
                                                 Ended                Ended
                                              September 30         September 30
(In thousands, except per share data)        2002      2001       2002     2001
--------------------------------------------------------------------------------

Net income, basic and diluted              $3,526    $3,030   $ 10,624  $ 10,832
--------------------------------------------------------------------------------

Average shares outstanding                  6,850     6,950      6,880     6,999
Effect of dilutive stock options               48        62         45        39
--------------------------------------------------------------------------------
Average diluted shares outstanding          6,898     7,012      6,925     7,038
--------------------------------------------------------------------------------

Net income per share, basic                $  .51    $  .44    $  1.54    $ 1.55
Net income per share, diluted                 .51       .43       1.53      1.54
--------------------------------------------------------------------------------

Exhibit 99.1

                        CERTIFICATION OF PERIODIC REPORT
                        --------------------------------


I, G. Anthony Busseni, President and Chief Executive Officer of Farmers Capital Bank Corporation, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

     1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date:     Nov-6-02                           /s/ G. Anthony Busseni
     ---------------------------------       ---------------------------------
                                             G. Anthony Busseni
                                             President and CEO

Exhibit 99.2

                        CERTIFICATION OF PERIODIC REPORT
                        --------------------------------


I, C. Douglas Carpenter, Vice President, Secretary, and Chief Financial Officer of Farmers Capital Bank Corporation, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

     1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date:      11-6-02                          /s/ C. Douglas Carpenter
      ----------------------------------    ----------------------------------
                                            C. Douglas Carpenter
                                            Vice President, Secretary, and CFO