Form 10-K
period 2002-12-31
FARMERS CAPITAL BANK CORP
filed 2003-03-28
CIK 713095

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

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

       Registrant's telephone number, including area code: (502) 227-1600

           Securities registered pursuant to Section 12(b) of the Act:

                  None                                               None
--------------------------------------------              ----------------------
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

                                 Yes [x] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                 Yes [x] No [ ]

The aggregate market value of the registrant's outstanding voting stock held by non-affiliates on June 28, 2002 (the last business day of the registrant's most recently completed second fiscal quarter) was $241,855,220.

As of March 27, 2003 there were 6,726,639 shares outstanding.

Documents incorporated by reference:

     Portions of the Registrant's 2002 Annual Report to Shareholders are incorporated by reference into Part II. Portions of the Registrant's Proxy Statement relating to the Registrant's 2003 Annual Meeting of Shareholders are incorporated by reference into Part III.

An index of exhibits filed with this Form 10-K can be found on page 18.

                        FARMERS CAPITAL BANK CORPORATION

                                    FORM 10-K

                                      INDEX

                                                                           Page

Part I

         Item 1.  Business                                                   3
         Item 2.  Properties                                                 8
         Item 3.  Legal Proceedings                                          9
         Item 4.  Submission of Matters to a Vote of Security Holders       10

Part II

         Item 5.  Market for Registrant's Common Equity and Related
                  Shareholder Matters                                       10
         Item 6.  Selected Financial Data                                   11
         Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       11
         Item 7A. Quantitative and Qualitative Disclosures
                  About Market Risk                                         11
         Item 8.  Financial Statements and Supplementary Data               11
         Item 9.  Changes in and Disagreements With Accountants
                  on Accounting and Financial Disclosure                    12

Part III

         Item 10. Directors and Executive Officers of the Registrant        13
         Item 11. Executive Compensation                                    13
         Item 12. Security Ownership of Certain Beneficial Owners
                  and Management                                            13
         Item 13. Certain Relationships and Related Transactions            13
         Item 14. Controls and Procedures                                   13

Part IV

         Item 15. Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K                                               14

         Signatures                                                         15
         Certification of Chief Executive Officer                           16
         Certification of Chief Financial Officer                           17

         Index of Exhibits                                                  18

                                     PART I

Item 1. Business
----------------

                                  Organization
                                  ------------

Farmers Capital Bank Corporation (the "Registrant" or the "Company") is a financial holding company. The Registrant was originally formed as a bank holding company under the Bank Holding Company Act of 1956, as amended, on October 28, 1982 under the laws of the Commonwealth of Kentucky. During 2000, the Registrant elected to change from a bank holding company to a financial holding company (see discussion in Supervision and Regulation section of this report). The Registrant's subsidiaries provide a wide range of banking and bank-related services to customers throughout Kentucky. The bank subsidiaries owned by the Registrant include Farmers Bank & Capital Trust Co. ("Farmers Bank"), Frankfort, Kentucky; United Bank & Trust Co. ("United Bank"), Versailles, Kentucky; Lawrenceburg National Bank ("Lawrenceburg Bank"), Harrodsburg, Kentucky; First Citizens Bank, Shepherdsville, Kentucky; Farmers Bank and Trust Company ("Farmers Georgetown Bank") and its wholly owned subsidiary, Community Development of Kentucky, Inc. ("CDK, Inc."), Georgetown, Kentucky; and Kentucky Banking Centers, Inc. ("Ky. Banking Centers"), Glasgow, Kentucky. The Registrant also owns FCB Services, Inc., ("FCB Services"), a nonbank data processing subsidiary located in Frankfort, Kentucky and Kentucky General Life Insurance Company, Inc., ("Kentucky General"), a nonbank insurance agency subsidiary located in Frankfort, Kentucky. The Registrant provides a broad range of financial services to individuals, corporations, and others through its 23 banking locations throughout Central Kentucky. These services primarily include the activities of lending and leasing, receiving deposits, providing cash management services, safe deposit box rental, and trust activities. Operations are managed and financial performance is evaluated at the subsidiary level. The Registrant's chief decision makers monitor the results of the various banking products and services of its subsidiaries. Accordingly, all of the Registrant's operations are considered by management to be aggregated in one reportable operating segment: commercial and retail banking. As of December 31, 2002, the Registrant had $1.3 billion in consolidated assets.


                                               Farmers Capital Bank Corporation
                                                        Frankfort, KY
                                                             .
                                                             .
                                                             .
                                                             .
         ......................................................................................................................
         .               .              .                  .                .                  .              .               .
         .               .              .                  .                .                  .              .          (Inactive)
         .               .              .                  .                .                  .              .     Kentucky General
  United Bank &    Lawrenceburg   Farmers Bank      Farmers Bank &    First Citizens   Kentucky Banking FCB Services, Life Insurance
    Trust Co.     National Bank  and Trust Company Capital Trust Co.     Bank           Centers, Inc.        Inc.      Company, Inc.
 Versailles, KY  Harrodsburg, KY  Georgetown, KY    Frankfort, KY   Shepherdsville, KY  Glasgow, KY     Frankfort, KY  Frankfort, KY
      100%             100%            100%            100%              100%              100%             100%            100%
                                        .               .
                                        .               .
                                        .               .
                                        .               ......................................................
                                        .                 .                .                .                .
                                        .                 .                .                .                .
                                   (Incactive)            .                .                .                .
                             Community Development   Farmers Bank     Leasing One    Farmers Capital     (Inactive)
                                of Kentucky, Inc.      Realty Co.     Corporation    Insurance Corp.    EG Properties
                                 Georgetown, KY      Frankfort, KY   Frankfort, KY    Frankfort, KY     Frankfort, KY
                                     100%                100%            100%             100%              100%
                                                                                           .
                                                                                           .
                                                                                           .
                                                                                   Farmers Fidelity
                                                                                 Insurance Agency, LLP
                                                                                          50%


Farmers Bank, originally organized in 1850, is a state chartered bank engaged in a wide range of commercial and personal banking activities, which include accepting savings, time and demand deposits; making secured and unsecured loans to corporations, individuals and others; providing cash management services to corporate and individual customers; issuing letters of credit; renting safe deposit boxes; and providing funds transfer services. The bank's lending activities include making commercial, construction, mortgage, and personal loans and lines of credit. The bank serves as an agent in providing credit card loans. It acts as trustee of personal trusts, as executor of estates, as trustee for employee benefit trusts and as registrar, transfer agent and paying agent for bond issues. Farmers Bank also acts as registrar, transfer agent and paying agent for the Registrant's stock issue. Farmers Bank is the general depository for the Commonwealth of Kentucky and has been for more than 70 years.

Farmers Bank is the largest bank chartered in Franklin County. It conducts business in its principal office and four branches within Frankfort, the capital of Kentucky. Franklin County is a diverse community, including government, commerce, finance, industry, medicine, education and agriculture. The bank also serves many individuals and corporations throughout Central Kentucky. On December 31, 2002, it had total consolidated assets of $597 million, including loans net of unearned income of $257 million. On the same date, total deposits were $366 million and shareholders' equity totaled $53 million.

Farmers Bank had three active subsidiaries during 2002: Farmers Bank Realty Co. ("Realty"), Leasing One Corporation ("Leasing One"), and Farmers Capital Insurance Corporation ("Farmers Insurance"). In May 2000 Farmers Bank incorporated E Properties, Inc. ("E Properties"). This company was involved in real estate management and liquidation for properties repossessed by Farmers Bank. E Properties was effectively liquidated on December 31, 2001. In November 2002 Farmers Bank incorporated EG Properties. EG Properties is currently an inactive company. Upon being capitalized, this company will be involved in real estate management and liquidation for properties repossessed by Farmers Bank.

Realty was incorporated in 1978 for the purpose of owning certain real estate used by the Registrant and Farmers Bank in the ordinary course of business. Realty had total assets of $3.5 million on December 31, 2002.

Leasing One was incorporated in August 1993 to operate as a commercial equipment leasing company. It is located in Frankfort and is currently licensed to conduct business in thirteen states. In 1997, it began to service leases for unaffiliated third parties. At year-end 2002 it had total assets of $26.7 million, including leases net of unearned income of $23.0 million.

Farmers Insurance was organized in 1988 to engage in insurance activities permitted to the Registrant under federal and state law. Farmers Bank capitalized this corporation in December 1998. Farmers Insurance acts as an agent for Commonwealth Land Title Co. At year-end 2002 it had total assets of $115 thousand. Farmers Insurance holds a 50% interest in Farmers Fidelity Insurance Company, LLP ("Farmers Fidelity"). The Creech & Stafford Insurance Agency, Inc., an unrelated party to the Registrant, also holds a 50% interest in Farmers Fidelity.

On February 15, 1985, the Registrant acquired United Bank, a state chartered bank originally organized in 1880. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. It conducts business in its principal office and two branches in Woodford County, Kentucky. Based on deposits, United Bank is the largest bank chartered in Woodford County with total assets of $153 million and total deposits of $133 million at December 31, 2002.

On June 28, 1985, the Registrant acquired Lawrenceburg Bank, a national chartered bank originally organized in 1885. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. During 1998, it was granted permission by the Office of the Comptroller of the Currency ("OCC") to move its charter and main office to Harrodsburg, Kentucky in Mercer County. Construction of the new site in Harrodsburg was completed and operations began there in July 1999. Lawrenceburg Bank conducts business at the Harrodsburg site and two branches in Anderson County, Kentucky. Based on deposits, the Anderson County branches rank number one in size compared to all banks chartered in Anderson County. Total assets were $135 million and total deposits were $121 million at December 31, 2002.

On March 31, 1986, the Registrant acquired First Citizens Bank, a state chartered bank originally organized in 1964. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. During 1997, it applied and was granted permission by the Kentucky Department of Financial Institutions ("KDFI") to move its charter and main office to Shepherdsville, Kentucky in Bullitt County. First Citizens Bank completed construction of the site and began operations in April 1998. During 1999, First Citizens Bank closed its South Dixie branch in Elizabethtown, Kentucky. It now conducts business in its four branches in Hardin County, Kentucky along with its principal office in Shepherdsville. Based on deposits, First Citizens Bank's Hardin County branches rank number three in size compared to all banks chartered in Hardin County. Total assets were $157 million and total deposits were $126 million at December 31, 2002.

On June 30, 1986, the Registrant acquired Farmers Georgetown Bank, a state chartered bank originally organized in 1850. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. It conducts business in its principal office and three branches in Scott County, Kentucky. Based on deposits, Farmers Georgetown Bank is the largest bank chartered in Scott County with total assets of $207 million and total deposits of $131 million at December 31, 2002. On July 16, 2002, CDK, Inc. was incorporated in order to apply to be certified as a Community
Development Entity for participation in the New Markets Tax Credit Program as provided by the Community Renewal Tax Relief Act of 2000. If CDK, Inc. is successful in being granted an allocation of tax credits, this corporation will lend money to qualified businesses in qualified low-income communities as defined by the tax regulations.

On June 15, 1987, the Registrant acquired Horse Cave State Bank, a state chartered bank originally organized in 1926. During 1997, it received approval from the KDFI to move its charter to Glasgow, Kentucky. Subsequent to that approval, Horse Cave State Bank changed its name to Kentucky Banking Centers, Inc. Ky. Banking Centers is engaged in a general banking business providing full service banking to individuals, businesses, and governmental customers. It conducts business in its principal office in Glasgow and two branches in Hart County, Kentucky. Based on deposits, Ky. Banking Centers' Hart County branches rank number one in size compared to all banks chartered in Hart County. Total assets were $103 million and total deposits were $92 million at December 31, 2002.

FCB Services, organized in 1992, provides data processing services and support for the Registrant and its subsidiaries. It is located in Frankfort, Kentucky. During 1994, FCB Services began performing data processing services for nonaffiliated banks. FCB Services had total assets of $3.9 million at December 31, 2002.

Kentucky General was incorporated on June 22, 2000 to engage in insurance activities permitted by federal and state law. This corporation was inactive as of December 31, 2002.

                                     Lending
                                     -------

A significant part of the Company's operating activities include originating loans, approximately 70% of which are secured by real estate at December 31, 2002. Real estate lending primarily includes loans secured by owner-occupied one-to-four family residential properties as well as commercial real estate mortgage loans to developers and owners of other commercial real estate. Real estate lending primarily includes both variable and adjustable rate products. Loan rates on variable rate loans generally adjust upward or downward immediately based on changes in the loan's index, normally prime rate as published in the Wall Street Journal. Rates on adjustable rate loans move upward or downward after an initial fixed term of normally 1, 3, or 5 years. However, rate adjustments on adjustable rate loans are made annually after the initial fixed term expires and are indexed primarily to shorter-term Treasury indexes. Generally, variable and adjustable rate loans contain provisions that cap annual increases at a maximum of 100 basis points with lifetime caps and floors of up to 600 basis points. The Registrant also makes fixed rate commercial real estate loans to a lesser extent with repayment terms generally not exceeding 12 months. The Registrant's subsidiary banks make first and second residential mortgage loans secured by real estate not to exceed 90% loan to value without seeking third party guarantees. Commercial real estate loans are made primarily to small and mid-sized businesses, secured by real estate not exceeding 80% loan to value. Other commercial loans are asset based loans secured by equipment and lines of credit secured by receivables and include lending across a diverse range of business types. Commercial lending and real estate construction lending, including commercial leasing, generally includes a higher degree of credit risk than other loans, such as residential mortgage loans. Commercial loans, like other loans, are evaluated at the time of approval to determine the adequacy of repayment sources and collateral requirements. Collateral requirements vary to some degree among borrowers and depend on the borrowers financial strength, the terms and amount of the loan, and collateral available to secure the loan. Credit risk results from the decreased ability or willingness to pay by a borrower. Credit risk also results when a liquidation of collateral occurs and there is a shortfall in collateral value as compared to a loans outstanding balance. For construction loans, inaccurate initial estimates of a property's value could lead to a property having a value that is insufficient to satisfy full payment of the amount of funds advanced for the property. Secured and unsecured consumer loans generally are made for automobiles, boats, and other motor vehicles. In most cases loans are restricted to the subsidiaries' general market area.

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

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, a law that addresses, among other issues, corporate governance, auditing and accounting oversight, executive compensation, and enhanced and timely disclosure of corporate information. The Nasdaq Stock Market has also proposed corporate governance rules that were presented to the Securities and Exchange Commission ("SEC") for review and approval. The proposed changes, which have various implementation dates, are intended to allow shareholders to more easily and efficiently monitor the performance of companies and directors.

Effective August 29, 2002, as directed by Section 302(a) of the Sarbanes-Oxley Act, the Company's chief executive officer and chief financial officer are each required to certify that the Company's Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company's internal controls; they have made certain disclosures to the Company's auditors and the audit committee of the Board of Directors about the Company's internal controls; and they have included information in the Company's Quarterly and Annual Reports about their evaluation and whether there have been significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

The Gramm-Leach-Bliley Act of 1999 ("GLB Act") signed into law in 1999 had a significant effect on Federal banking laws applicable to the Registrant and its subsidiary banks. The GLB Act permitted the Registrant to elect to become a financial holding company. The Registrant elected this option on June 9, 2000. In order to be granted status as a financial holding company, a bank holding company and each of its subsidiary depository institutions must be well capitalized, well managed, and have achieved at least a satisfactory record of meeting community credit needs at its most recent Community Reinvestment Act ("CRA") examination. A financial holding company is subject to corrective action by the FRB if any depository institution controlled by the company fails to maintain both well capitalized and well managed status. The GLB Act places limitations on a financial holding company's ability to engage in new financial activities and affiliations if the company fails to maintain its satisfactory CRA rating.

The GLB Act amended the BHC Act to allow a bank holding company that has elected financial holding company status to engage in an expanded list of permissible activities, including insurance and securities underwriting, among others. The GLB Act includes a system of functional regulation in which the FRB serves as the umbrella regulator of the holding company. The FRB regulates the Registrant's business activities in a variety of ways including, but not limited to, requirements on acquiring control of other banks and bank holding companies, limitations on activities and investments, and regulatory capital requirements. State and other federal financial regulators, such as the KDFI, OCC, the Federal Deposit Insurance Corporation ("FDIC"), and the SEC also regulate either affiliates of the holding company or the holding company itself.

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

                                    Employees
                                    ---------

As of December 31, 2002, the Registrant and its subsidiaries had 458 full-time equivalent employees. Employees are provided with a variety of employee benefits. A retirement plan, a profit-sharing (401K) plan, group life insurance, hospitalization, dental, and major medical insurance are available to eligible personnel. Employees are not represented by a union. Management and employee relations are good.

During 1997, the Registrant's Board of Directors approved its Stock Option Plan ("Plan"), which grants certain eligible employees the option to purchase a limited number of the Registrant's common stock. The Plan specifies the conditions and terms that the grantee must meet in order to exercise the options. The Registrant's shareholders at its annual meeting held on May 12, 1998 subsequently ratified the Plan.

                              Available Information
                              ---------------------

The Registrant makes available, free of charge through its website (www.farmerscapital.com), the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission.

Item 2. Properties
------------------

The Registrant leases its main office from Realty.

Farmers Bank and its subsidiaries currently own or lease nine buildings. Farmers Bank operates at five locations, two of which it owns and three of which it leases. United Bank owns its two branch offices and approximately 52% of a condominium building that houses its main office. Lawrenceburg Bank owns its main office in Harrodsburg and its two branch sites in Lawrenceburg. First Citizens Bank owns its main office and two of its four branches. The other two branch locations of First Citizens Bank are leased facilities, one of which is located in a grocery store. Farmers Georgetown Bank owns its main office, another branch in Georgetown, and one in Stamping Ground, Kentucky. Farmers Georgetown Bank's third branch is located in a leased facility. Ky. Banking Centers owns its main office in Glasgow, Kentucky and its branch site in Horse Cave, Kentucky. It leases its branch facilities in Munfordville, Kentucky.

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

On May 10, 2002, the Kentucky Court of Appeals affirmed the Jefferson Circuit Court's judgment in favor of the Bank. The plaintiff bondholders filed a motion for discretionary review to the Kentucky Supreme Court on June 7, 2002. It is not possible at this stage of the proceedings to make any prediction as to the outcome, however the Supreme Court must grant the plaintiff bondholders' motion to review the appeal, or the affirmed judgment in favor of the Bank will become the final outcome of the case.

As of December 31, 2002, there were various other pending legal actions and proceedings against the Company, including these above, arising from the normal course of business and in which claims for damages are asserted. Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material adverse effect upon the consolidated financial statements of the Company.

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters
-----------------------------------------------------------------------------

The information set forth under the sections "Shareholder Information" and "Stock Prices" on pages 32 and 33 of the 2002 Annual Report to Shareholders is hereby incorporated by reference. Additional information set forth under Footnote 16 in the notes to the Registrant's 2002 audited consolidated financial statements on pages 52 through 54 of the 2002 Annual Report to Shareholders is also hereby incorporated by reference.

STOCK TRANSFER AGENT AND REGISTRAR:

         Farmers Bank & Capital Trust Co.
         P.O. Box 309
         Frankfort, Kentucky 40602

The Registrant offers shareholders automatic reinvestment of dividends in shares of stock at the market price without fees or commissions. For a description of the plan and an authorization card, contact the Registrar above.

NASDAQ MARKET MAKERS:

         J.J.B. Hilliard, W.L. Lyons, Inc.     Morgan, Keegan and Company
         (502)588-8400                         (800) 260-0280
         (800)444-1854

         Knight Securities LP                  Trident Securities, Inc.
         (888) 302-9197                        (800) 340-6355


Item 6. Selected Financial Data
-------------------------------

-----------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                        2002            2001           2000           1999            1998
(In thousands, except per share data)
-----------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
Interest income                              $    66,291     $    77,039     $   75,481     $   69,034      $   69,681
Interest expense                                  25,746          34,357         32,536         27,184          29,147
Net interest income                               40,545          42,682         42,945         41,850          40,534
Provision for loan losses                          4,748           2,448          2,472          2,863           1,134
Net income                                        12,561          14,671         14,380         13,930          14,247
-----------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
Net income -
  Basic                                      $      1.83     $      2.10     $     1.97     $     1.86      $     1.89
  Diluted                                           1.82            2.09           1.97           1.86            1.89
Cash dividends declared                             1.25            1.21           1.17           1.13            1.00
Book value                                         18.52           17.89          17.49          16.82           16.47
-----------------------------------------------------------------------------------------------------------------------
SELECTED RATIOS
Percentage of net income to:
  Average shareholders' equity (ROE)                10.04%         11.93%         11.61%         11.20%          11.88%
  Average total assets (ROA)                        1.04            1.28           1.40           1.41            1.49
Percentage of dividends declared to
  net income                                       68.38           57.70          59.33          60.66           53.02
Percentage of average shareholders'
  equity to average total assets                   10.37           10.75          12.06          12.58           12.55
-----------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                   $   125,773     $   123,560    $   125,461    $   125,106      $  123,839
Total assets                                   1,275,602       1,183,530      1,204,752      1,039,787         992,338
Long-term debt                                    57,152          10,913         10,501          3,668           3,466
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                            6,870           6,982          7,304          7,478           7,555
  Diluted                                          6,910           7,025          7,307          7,478           7,555
-----------------------------------------------------------------------------------------------------------------------


Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations
        -------------

The discussion on pages 20 through 35 of the 2002 Annual Report to Shareholders is hereby incorporated by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

The information set forth under the item "Market Risk Management" on pages 29 and 30 of the 2002 Annual Report to Shareholders is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

The information set forth below on pages 37 through 58, and the inside back cover of the 2002 Annual Report to Shareholders is hereby incorporated by reference:

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

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
        Financial Disclosure
        --------------------

On October 28, 2002, the Audit Committee of the Registrant determined and approved the replacement of KPMG LLP ("KPMG") with Crowe, Chizek, and Company LLP ("Crowe Chizek") as its independent accountants. KPMG's service will terminate at the completion of its audit and issuance of its related report on the Registrant's financial statements to be filed on Form 10-K for the Registrant's 2002 fiscal year ended December 31, 2002. The change in the Registrant's independent accountants was the result of a competitive bidding process involving several accounting firms.

In connection with the audits of the two fiscal years ended December 31, 2001, and the subsequent interim period through October 28, 2002, there have been no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events. KPMG's audit reports on the financial statements of the Registrant as of and for the years ended December 31, 2001 and 2000 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the Registrant's two most recent fiscal years and the subsequent interim period through October 28, 2002.

During the two most recent fiscal years, and any subsequent interim period prior to engaging Crowe Chizek, neither the Registrant, nor anyone on its behalf, consulted Crowe Chizek regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements, where either a written report was provided to the Registrant or oral advice was provided, that Crowe Chizek concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).

The Registrant has requested that KPMG furnish it with a letter addressed to the SEC stating whether it agrees with the above statements. A copy of KPMG's letter to the SEC dated November 4, 2002 is attached as an exhibit to this report.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

                                      Positions and            Years of Service
                                      Offices With                 With the
Executive Officer1         Age        the Registrant               Registrant
-------------------------------------------------------------------------------

G. Anthony Busseni         54         President and CEO,               18*
                                      Director2

Allison B. Gordon          39         Senior Vice President3           16*


Additional information required by Item 10 is hereby incorporated by reference from the Registrant's definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 13, 2003 which will be filed with the Commission on or about April 1, 2003, pursuant to Regulation 14A.

*    Includes years of service with the Registrant and its subsidiaries.

1    For  Regulation  O  purposes,   Frank  W.  Sower,   Jr.,  Chairman  of  the
     Registrant's board of directors, is considered an executive officer in name only.

2 Also a director of Farmers Bank, Ky. Banking Centers, Farmers Georgetown Bank, United Bank, Lawrenceburg Bank, First Citizens Bank, FCB Services, Farmers Insurance (Chairman), and Leasing One (Chairman).

3    Also a director of Farmers Bank, Farmers Georgetown Bank, and FCB Services.

Item 11. Executive Compensation
-------------------------------

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

The information required by Items 11 through 13 is hereby incorporated by reference from the Registrant's definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 13, 2003 which will be filed with the Commission on or about April 1, 2003, pursuant to Regulation 14A.

Item 14.  Controls and Procedures
---------------------------------

The Registrant's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the Registrant's disclosure controls and procedures within 90 days of the filing of this report, and have concluded that the Registrant's disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed is recorded, processed, summarized, and reported in a timely manner.

There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Chief Executive Officer and Chief Financial Officers evaluation, nor were there any significant deficiencies or material weaknesses in the controls which required corrective action.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                              2002 Annual Report
                                                                 To Shareholders
(a)1. Financial Statements                                            Page
      --------------------

      Independent Auditors' Report                                      37

      Consolidated Balance Sheets at
           December 31, 2002 and 2001                                   38

      Consolidated Statements of Income
           for the years ended December 31, 2002, 2001, and 2000        39

      Consolidated Statements of Comprehensive Income
           for the years ended December 31, 2002, 2001, and 2000        40

      Consolidated Statements of Changes in
           Shareholders' Equity for the years
           ended December 31, 2002, 2001, and 2000                      41

      Consolidated Statements of Cash Flows
           for the years ended December 31, 2002, 2001, and 2000        42

      Notes to Consolidated Financial Statements                   43 - 58

(a)2. Financial Statement Schedules
      -----------------------------

      All schedules are omitted for the reason they are not required, or are not applicable, or the required information is disclosed elsewhere in the financial statements and related notes thereto.

(a)3. Exhibits:
      ---------

           13.      2002 Annual Report to Shareholders
           16.      Letter re Change in Certifying Accountant
           21.      Subsidiaries of the Registrant
           23.      Independent Auditors' Consent
           99.1     CEO Certification
           99.2     CFO Certification

(b) Reports on Form 8-K
    -------------------

     On January 27, 2003, the Registrant filed a report on Form 8-K disclosing its intention to purchase up to 300,000 shares of its outstanding common stock. The purchases will be dependent on market conditions and there is no guarantee as to the exact number of shares to be purchased. There were no financial statements filed with this Form 8-K.

(c) Exhibits
    --------

     See Index of Exhibits set forth on page 18.

(d)  Separate Financial Statements and Schedules
     -------------------------------------------

     None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           FARMERS CAPITAL BANK CORPORATION


                           By:   /s/ G. Anthony Busseni
                                ------------------------------------------
                                G. Anthony Busseni
                                President and Chief Executive Officer

                           Date: March 13, 2003
                                -----------------------------------------



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ G. Anthony Busseni       President, Chief Executive Officer   Mar-13-2003
---------------------------- and Director (principal executive -----------------
G. Anthony Busseni           officer of the Registrant)


/s/ Frank W. Sower, Jr.                Chairman                    2-21-2003
----------------------------                                   -----------------
Frank W. Sower, Jr.

/s/ Gerald R. Hignite                  Director                      3-14-03
----------------------------                                   -----------------
Gerald R. Hignite

/s/ Lloyd C Hillard, Jr.               Director                      3-14-03
----------------------------                                   -----------------
Lloyd C. Hillard, Jr.

                                       Director
----------------------------                                   -----------------
W. Benjamin Crain

                                       Director
----------------------------                                   -----------------
Shelley S. Sweeney

/s/ Harold G. Mays                     Director                      3-18-03
----------------------------                                   -----------------
Harold G. Mays

/s/ E. Glenn Birdwhistell              Director                      3-19-03
----------------------------                                   -----------------
E. Glenn Birdwhistell

/s/ Michael M. Sullivan                Director                      3-17-03
----------------------------                                   -----------------
Michael M. Sullivan

/s/ J. Barry Banker                    Director                      2-21-03
----------------------------                                   -----------------
J. Barry Banker

/s/ Robert Roach Jr.                   Director                      2-21-03
----------------------------                                   -----------------
Robert Roach, Jr.

/s/ C. Douglas Carpenter         Vice President, Secretary and       3-13-03
----------------------------     CFO (principal financial and  -----------------
C. Douglas Carpenter             accounting officer)

                                 CERTIFICATIONS

I, G. Anthony Busseni, certify that:

1. I have reviewed this annual report on Form 10-K of Farmers Capital Bank Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 13, 2003                        /s/ G. Anthony Busseni
      -----------------------                -----------------------------------
                                              G. Anthony Busseni
                                              President and CEO

I, C. Douglas Carpenter, certify that:

1. I have reviewed this annual report on Form 10-K of Farmers Capital Bank Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  3-13-03                               /s/ C. Douglas Carpenter
      -----------------------                -----------------------------------
                                              C. Douglas Carpenter
                                              Vice President, Secretary, and CFO

                                INDEX OF EXHIBITS

Exhibit                                                                    Page


13.   2002 Annual Report to Shareholders                                Enclosed

16.   Letter re Change in Certifying Accountant                             19

21.   Subsidiaries of the Registrant                                        20

23.   Independent Auditors' Consent                                         21

99.1  CEO Certification Pursuant to Section 906 of The Sarbanes-Oxley
      Act of 2002                                                           22

99.2  CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley
      Act of 2002                                                           23

                                   Exhibit 16

                    Letter re Change in Certifying Accountant

November 4, 2002

Securities and Exchange Commission
Washington, D.C. 20549

Ladies and Gentlemen:

We are currently principal accountants for Farmers Capital Bank Corporation and, under the date of January 15, 2002, we reported on the consolidated financial statements of Farmers Capital Bank Corporation as of and for the years ended December 31, 2001 and 2000. On October 28, 2002, we were notified that Farmers Capital Bank Corporation engaged Crowe, Chizek, and Company LLP as its principal accountant for the year ending December 31, 2003 and that the auditor-client relationship with KPMG LLP will cease upon completion of the audit of Farmers Capital Bank Corporation's consolidated financial statements as of and for the year ended December 31, 2002, and the issuance of our report thereon.

We have read Farmers Capital Bank Corporation's statements included under Item 4 of its Form 8-K dated October 28, 2002, and we agree with such statements, except that we are not in a position to agree or disagree with Farmers Capital Bank Corporation's statement that the change was determined and approved by the Audit Committee, and we are not in a position to agree or disagree with Farmers Capital Bank Corporation's stated reason for changing principal accountants, and we are not in a position to agree or disagree with Farmers Capital Bank Corporation's statement that Crowe, Chizek, and Company LLP was not engaged regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on Farmers Capital Bank Corporation's financial statements, where either a written report was provided to Farmers Capital Bank Corporation or oral advice was provided, that Crowe, Chizek, and Company LLP concluded was an important factor considered by Farmers Capital Bank Corporation in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).

Very truly yours,

/s/ KPMG LLP

                                   Exhibit 21
                         Subsidiaries of the Registrant
                         ------------------------------

The following table provides a listing of the direct and indirect operating subsidiaries of the Registrant, the percent of voting stock held by the Registrant as of December 31, 2002 and the jurisdiction of incorporation in which each subsidiary was incorporated or organized.

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

EG Properties, Inc.1,2                               Kentucky

Farmers Fidelity Insurance Agency, LLP 3             Kentucky

Farmers Bank Realty Co. 2                            Kentucky

Leasing One Corporation 2                            Kentucky

Community Development of Kentucky, Inc.1,2           Kentucky


1    No stock issued; inactive company.

2    A wholly owned subsidiary of Farmers Bank & Capital Trust Co.

3    A fifty (50%) percent owned LLP of Farmers Capital Insurance Corporation.

4    A wholly owned subsidiary of Farmers Bank and Trust Company

                                   Exhibit 23
                          INDEPENDENT AUDITORS' CONSENT
                          -----------------------------

The Board of Directors
Farmers Capital Bank Corporation:

We consent to the incorporation by reference in the registration statement (No. 333-63037) on Form S-8 of Farmers Capital Bank Corporation of our report dated January 17, 2003, with respect to the consolidated balance sheets of Farmers Capital Bank Corporation and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002, which report appears in the December 31, 2002 annual report on Form 10-K of Farmers Capital Bank Corporation.

/s/ KPMG LLP

Louisville, Kentucky
March 27, 2003

                                  Exhibit 99.1
                        Certification of Periodic Report

I, G. Anthony Busseni, President and Chief Executive Officer of Farmers Capital Bank Corporation, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

     1) the annual report on Form 10-K of the Company for the period ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  March 13, 2003                        /s/ G. Anthony Busseni
      -------------------                    -----------------------------------
                                              G. Anthony Busseni
                                              President and CEO

                                  Exhibit 99.2
                        Certification of Periodic Report

I, C. Douglas Carpenter, Vice President, Secretary, and Chief Financial Officer of Farmers Capital Bank Corporation, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

     1) the annual report on Form 10-K of the Company for the period ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:   3-13-02                              /s/ C. Douglas Carpenter
      ---------------------                  -----------------------------------
                                              C. Douglas Carpenter
                                              Vice President, Secretary, and CFO