Form 10-Q
period 2003-03-31
FARMERS CAPITAL BANK CORP
filed 2003-05-14
CIK 713095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                         For the transition period from
                                       to
                           -----------    -----------

                         Commission File Number 0-14412

                        FARMERS CAPITAL BANK CORPORATION
             (Exact name of registrant as specified in its charter)


          KENTUCKY                                      61-1017851
---------------------------------------- ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


P.O. BOX 309, 202 WEST MAIN STREET
FRANKFORT, KENTUCKY                                       40602
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

                                   Yes |X| No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

                                   Yes |X| No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Common stock, par value $.125 per share
                  6,722,551 shares outstanding at May 12, 2003

                                TABLE OF CONTENTS


Part I - Financial Information                                          Page No.

     Item 1 - Financial Statements

         Unaudited Consolidated Balance Sheets -
             March 31, 2003 and December 31, 2002                            3

         Unaudited Consolidated Statements of Income -
             For the Three Months Ended
             March 31, 2003 and March 31, 2002                               4

         Unaudited Consolidated Statements of Comprehensive Income -
             For the Three Months Ended
             March 31, 2003 and March 31, 2002                               5

         Unaudited Consolidated Statements of Cash Flows -
             For the Three Months Ended
             March 31, 2003 and March 31, 2002                               6

         Unaudited Consolidated Statements of Changes in
             Shareholders' Equity -
             For the Three Months Ended
             March 31, 2003 and March 31, 2002                               7

         Notes to Unaudited Consolidated Financial Statements                8

     Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          10

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk    17

     Item 4 - Controls and Procedures                                       18

Part II - Other Information

     Item 1 - Legal Proceedings                                             18

     Item 6 - Exhibits and Reports on Form 8-K                              19

     Signatures                                                             20

     Certification of Chief Executive Officer                               21

     Certification of Chief Financial Officer                               22

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------------------
                                                                                             March 31,       December 31,
(In thousands, except share data)                                                                2003               2002
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents:
     Cash and due from banks                                                               $    67,021        $    44,083
     Interest bearing deposits in other banks                                                    3,500              3,947
     Federal funds sold and securities purchased under
          agreements to resell                                                                  27,286             19,071
---------------------------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                                       97,807             67,101
---------------------------------------------------------------------------------------------------------------------------
Investment securities:
     Available for sale, amortized cost of $293,650 (2003) and $407,560 (2002)                 297,814            413,038
     Held to maturity, fair value of $29,068 (2003) and $30,312 (2002)                          27,333             28,519
---------------------------------------------------------------------------------------------------------------------------
          Total investment securities                                                          325,147            441,557
---------------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income                                                                  738,244            738,639
Allowance for loan losses                                                                      (11,129)           (11,061)
---------------------------------------------------------------------------------------------------------------------------
          Loans, net                                                                           727,115            727,578
---------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                     24,198             24,155
Company-owned life insurance                                                                    24,214
Other assets                                                                                    17,923             15,211
---------------------------------------------------------------------------------------------------------------------------
          Total assets                                                                     $ 1,216,404        $ 1,275,602
---------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits:
     Noninterest bearing                                                                   $   164,776        $   141,238
     Interest bearing                                                                          795,468            816,242
---------------------------------------------------------------------------------------------------------------------------
          Total deposits                                                                       960,244            957,480
---------------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under agreements to repurchase                      54,839            115,979
Other short-term borrowings                                                                      8,641              9,207
Long-term debt                                                                                  58,170             57,152
Dividends payable                                                                                2,158              2,191
Other liabilities                                                                                7,932              7,820
---------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                                  1,091,984          1,149,829
---------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock, par value $.125 per share
     9,608,000 shares authorized; 8,138,877 and 8,135,977
     shares issued at March 31, 2003 and December 31, 2002, respectively                         1,017              1,017
Capital surplus                                                                                 17,801             17,623
Retained earnings                                                                              142,634            141,199
Treasury stock, at cost
     1,411,838 and 1,344,463 shares at March 31, 2003 and
     December 31, 2002, respectively                                                           (39,739)           (37,627)
---------------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity                                                           124,420            125,773
---------------------------------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity                                       $ 1,216,404        $ 1,275,602
---------------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(In thousands, except per share data)
Three months ended March 31,                                 2003          2002
--------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                               $ 12,229      $ 13,064
Interest on investment securities:
     Taxable                                                2,299         2,742
     Nontaxable                                               803           911
Interest on deposits in other banks                            15            20
Interest of federal funds sold and securities
     purchased under agreements to resell                     162           211
--------------------------------------------------------------------------------
          Total interest income                            15,508        16,948
--------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits                                        4,647         5,981
Interest on federal funds purchased and securities
     sold under agreements to repurchase                      259           473
Interest on other borrowed funds                              550           339
--------------------------------------------------------------------------------
          Total interest expense                            5,456         6,793
--------------------------------------------------------------------------------
          Net interest income                              10,052        10,155
--------------------------------------------------------------------------------
Provision for loan losses                                     385           121
--------------------------------------------------------------------------------
          Net interest income after provision
          for loan losses                                   9,667        10,034
--------------------------------------------------------------------------------
NONINTEREST INCOME
Service charges and fees on deposits                        1,835         1,819
Other service charges, commissions, and fees                  840           821
Data processing income                                        345           336
Trust income                                                  399           367
Investment securities gains, net                              147           597
Gain on sale of mortgage loans, net                           269           129
Income from company-owned life insurance                      265
Other                                                          66            52
--------------------------------------------------------------------------------
          Total noninterest income                          4,166         4,121
--------------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits                              5,068         5,150
Occupancy expenses, net                                       658           571
Equipment expenses                                            937           926
Bank franchise tax                                            334           307
Other                                                       2,142         2,083
--------------------------------------------------------------------------------
          Total noninterest expense                         9,139         9,037
--------------------------------------------------------------------------------
          Income before income taxes                        4,694         5,118
--------------------------------------------------------------------------------
Income tax expense                                          1,101         1,336
--------------------------------------------------------------------------------
          Net income                                     $  3,593      $  3,782
--------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE
     Basic                                               $    .53      $    .55
     Diluted                                                  .53           .54
--------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic                                                  6,764         6,901
     Diluted                                                6,798         6,961
--------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
--------------------------------------------------------------------------------
Three months ended March 31, (In thousands)                   2003        2002
--------------------------------------------------------------------------------
NET INCOME                                                 $ 3,593     $ 3,782
Other comprehensive loss:
     Unrealized loss on available for sale
     securities arising during the period, net of tax
     of $(398) and $(415), respectively                       (740)       (770)
Reclassification adjustment for prior period
     unrealized gain recognized during current period,
     net of tax of $(61) and $(218), respectively             (114)       (404)
--------------------------------------------------------------------------------
Other comprehensive loss                                      (854)     (1,174)
--------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                       $ 2,739     $ 2,608
--------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------
Three months ended March 31, (In thousands)                                      2003           2002
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                              $  3,593     $    3,782
     Adjustments to reconcile net income to net cash provided
          by operating activities:
          Depreciation and amortization                                           741            729
          Net amortization of investment security premiums and (discounts):
                Available for sale                                                453           142
                Held to maturity                                                  (18)          (16)
          Provision for loan losses                                               385           121
          Noncash compensation expense                                            107           166
          Mortgage loans originated for sale                                  (15,555)       (8,666)
          Proceeds from sale of mortgage loans                                 13,563         7,591
          Deferred income tax expense (benefit)                                    86          (256)
          Gain on sale of mortgage loans, net                                    (269)         (129)
          Gain on sale of premises and equipment                                   (2)
          Gain on sale of available for sale investment securities, net          (147)         (597)
          Decrease in accrued interest receivable                                 234           597
          (Increase) decrease in other assets                                  (3,211)          708
          Decrease in accrued interest payable                                   (186)          (66)
          Increase in other liabilities                                           672         1,357
------------------------------------------------------------------------------------------------------
             Net cash provided by operating activities                            446         5,463
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities and calls of investment securities:
          Available for sale                                                  134,522       156,811
          Held to maturity                                                      1,204         2,873
     Proceeds from sale of available for sale investment
           securities                                                          74,137       100,438
     Purchase of available for sale investment securities                     (95,055)     (263,373)
     Loans originated for investment, net of principal collected                2,339        15,937
     Purchase of company-owned life insurance                                 (23,949)
     Purchase of premises and equipment                                          (785)         (391)
     Proceeds from sale of equipment                                                3
------------------------------------------------------------------------------------------------------
             Net cash provided by investing activities                         92,416        12,295
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                        2,764        (5,910)
     Net decrease in federal funds purchased and securities
           sold under agreements to repurchase                                (61,140)       (4,358)
     Proceeds from long-term debt                                               1,683        14,500
     Repayments of long-term debt                                                (665)         (636)
     Net (decrease) increase in other short-term borrowings                      (566)        6,700
     Dividends paid                                                            (2,191)       (2,152)
     Purchase of common stock                                                  (2,112)         (891)
     Stock options exercised                                                       71           392
------------------------------------------------------------------------------------------------------
             Net cash (used in) provided by financing activities              (62,156)        7,645
------------------------------------------------------------------------------------------------------
             Net increase in cash and cash equivalents                         30,706        25,403
------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                                 67,101       106,385
------------------------------------------------------------------------------------------------------
             Cash and cash equivalents at end of period                      $ 97,807     $ 131,788
------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
     Interest                                                                 $ 5,642       $ 6,859
Cash dividend declared and unpaid                                               2,158         2,138
------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                                                                                 Accumulated
                                                                                                           Other         Total
Three months ended                        Common Stock       Capital    Retained      Treasury Stock   Comprehensive  Shareholders'
March 31, 2003 and 2002               Shares     Amount      Surplus    Earnings   Shares     Amount       Income         Equity
------------------------------------------------------------------------------------------------------------------------------------
  Balance at January 1, 2003           8,136     $1,017      $17,623    $141,199    1,344   $(37,627)      $3,561        $125,773
Net income                                                                 3,593                                            3,593
Other comprehensive loss                                                                                     (854)           (854)
Cash dividends declared,
  $.32 per share                                                          (2,158)                                          (2,158)
Purchase of common stock                                                               68     (2,112)                      (2,112)
Stock options exercised                    3                      71                                                           71
Noncash compensation expense
  attributed to stock option grants                              107                                                          107
------------------------------------------------------------------------------------------------------------------------------------
  Balance at March 31, 2003            8,139     $1,017      $17,801    $142,634    1,412   $(39,739)      $2,707        $124,420
------------------------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------------------------
  Balance at January 1, 2002           8,058     $1,007      $15,179    $137,227    1,153   $(31,077)      $1,224        $123,560
Net income                                                                 3,782                                            3,782
Other comprehensive loss                                                                                   (1,174)         (1,174)
Cash dividends declared,
  $.31 per share                                                          (2,138)                                          (2,138)
Purchase of common stock                                                               25       (891)                        (891)
Stock options exercised                   16          2          390                                                          392
Noncash compensation expense
  attributed to stock option grants                              166                                                          166
------------------------------------------------------------------------------------------------------------------------------------
  Balance at March 31, 2002            8,074     $1,009      $15,735    $138,871    1,178   $(31,968)      $   50        $123,697
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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

2.   RECLASSIFICATIONS

Certain reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation. These reclassifications do not affect net income or total shareholders' equity as previously reported.

3.   COMPANY-OWNED LIFE INSURANCE

The Company has purchased life insurance policies on certain key employees with their knowledge and consent. Company-owned life insurance is recorded at its cash surrender value, or the amount that can be realized, on the consolidated balance sheet. The related change in cash surrender value and proceeds received under the policies are reported on the consolidated statement of income under the caption "Income from company-owned life insurance".

4.   NET INCOME PER COMMON SHARE

Basic net income per common share is determined by dividing net income by the weighted average total number of shares of common stock outstanding. Diluted net income per common share is determined by dividing net income by the total weighted average number of shares of common stock outstanding, plus the total weighted average number of shares that would be issued upon exercise of dilutive stock options assuming proceeds are used to repurchase shares pursuant to the treasury stock method. Net income per common share computations were as follows at March 31, 2003 and 2002.


   --------------------------------------------------------------
   (In thousands, except per share data)
   Three months ended March 31,                  2003        2002
   --------------------------------------------------------------

   Net income, basic and diluted            $  3,593    $   3,782
   --------------------------------------------------------------

   Average shares outstanding                  6,764        6,901
   Effect of dilutive stock options               34           60
   --------------------------------------------------------------
   Average diluted shares outstanding          6,798        6,961
   --------------------------------------------------------------

   Net income per share, basic              $    .53    $     .55
   Net income per share, diluted                 .53          .54
   --------------------------------------------------------------


5.    STOCK-BASED COMPENSATION

In 1997, the Company's Board of Directors approved a nonqualified stock option plan that provides for granting of stock options to key employees and officers of the Company. The plan was subsequently ratified by the Company's shareholders at its annual shareholders' meeting held on May 12, 1998, the measurement date of the plan. All stock options are awarded at a price equal to the fair market value of the Company's common stock at the date the options are granted. The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, since options were granted during 1997 at the fair market value of the Company's stock on the grant date, and the measurement date occurred during 1998, the Company recognizes noncash compensation expense based on the intrinsic value of the stock options measured on the date of shareholder ratification of the plan.

The Company granted 54,000 additional options during 2000 in which there is no compensation expense being recognized pursuant to APB No. 25. Had compensation expense been determined under the fair value method described in the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, as amended by SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE, the Company's net income and income per common share would have been as shown in the table below.


   ---------------------------------------------------------------------------
     (In thousands, except per share data)
     Three months ended March 31,                         2003           2002
   ---------------------------------------------------------------------------
     NET INCOME
       As reported                                    $  3,593      $   3,782
       Add:  Stock-based employee compensation
             expense included in reported net
             income, net of related tax effects             70            108
       Less: Stock-based compensation expense
             determined under fair value based
             method for all awards, net of related
             tax effects                                   (85)          (126)
    ---------------------------------------------------------------------------
     Proforma                                         $  3,578      $   3,764
    ---------------------------------------------------------------------------
     NET INCOME PER COMMON SHARE
       Basic, as reported                             $    .53      $     .55
       Basic, proforma                                     .53            .55

       Diluted, as reported                                .53            .54
       Diluted, proforma                                   .53            .54
    ---------------------------------------------------------------------------

The fair value of the options granted are estimated as of the measurement date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000 and 1997, respectively: dividend yield of 3.12% and 3.18%; expected volatility of 29.6% and 23.4%; risk-free interest rate of 6.71% and 5.75%; and expected life of seven years for both grants. The weighted average fair value of options granted during 2000 and 1997 was $9.25 and $16.11 per share, respectively.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Result
-------------------------------------------------------------------------------
of Operations
-------------


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

RESULTS OF OPERATIONS

                    FIRST QUARTER 2003 VS. FIRST QUARTER 2002
                    -----------------------------------------

The Company reported net income of $3.6 million for the first quarter of 2003, a decrease of $189 thousand or 5.0% compared to $3.8 million for the same period in 2002. Basic net income per share was $.53 for the current quarter, a decrease of $.02 or 3.6% compared to $.55 a year earlier. On a diluted per share basis, net income decreased $.01 or 1.9% to $.53 in the quarterly comparison. The 3.6% decrease in basic net income per share is 140 basis points better than the 5.0% decrease reported in dollar terms due to the effect of fewer common shares outstanding pursuant to the Company's stock purchase program.

The decrease in net income is primarily attributed to a $450 thousand or 75.4% decrease in gains on the sale of available for sale securities included in noninterest income. Other factors contributing to the decrease in net income include the following: a $103 thousand or 1.0% decrease in net interest income to $10.1 million; a $264 thousand or 218.2% increase in the provision for loan losses to $385 thousand; and a $102 thousand or 1.1% increase in noninterest expenses to $9.1 million. Results that had a positive effect on net income include the following: an increase in noninterest income (excluding securities gains) of $495 thousand or 14.0% to $4.0 million; and a reduction in income tax expense of $235 thousand or 17.6% to $1.1 million.

The return on average assets ("ROA") was 1.17% for the first quarter of 2003, a decrease of 11 basis points compared to 1.28% reported for the same period of 2002. Significant components of the 11 basis point decrease in ROA include the following: a decrease in net interest margin of 28 basis points to 3.71%; an increase in the earning asset ratio contributing 9 basis points; an increase of 9 basis points in the provision for loan losses relative to average assets; a decrease of 8 basis points in noninterest expense relative to average assets; a 3 basis point decrease in noninterest income relative to average assets; and a 12 basis point decrease in income taxes relative to average earning assets. The return on average equity was 11.66% for the first quarter of 2003, compared to 12.35% for the same period of 2002. The decrease is due to lower net income reported in the current period coupled with a slight increase in average equity compared to the same period a year ago.

NET INTEREST INCOME
-------------------

Although continuing weaknesses in the overall economic environment are present, the current interest rate environment is less volatile compared to a year ago when short-term interest rates began to stabilize. Actions taken by the Federal Reserve Board (the "Fed") have resulted in a general reduction in short-term interest rates since the first quarter of 2002 and have now leveled off to historic lows. Fed changes to short-term interest rates, left unchanged since December 2001, were reduced by an additional 50 basis points in November 2002 with a 50 basis points reduction in the federal funds rate. The effects of prior rate reductions by the Fed along with intense competition in the Company's market areas continue to negatively impact net interest margin. The effect of the Fed's actions on the Company has generally led to interest rates on earning assets declining more rapidly than rates paid on interest bearing liabilities. During a falling rate environment, the challenge is to reduce the rates paid on interest bearing liabilities (primarily deposits) to offset the decline in the yield on variable rate assets (primarily loans) while remaining competitive in our markets. The Company's tax equivalent ("TE") yield on earning assets for the current three months was 5.64%, a reduction of 88 basis points from 6.52% in the same period a year ago. The cost of funds for the current three months was 2.31%, a decline of 67 basis points compared to 2.98% in the same period a year earlier. A goal of the Company in the current interest rate environment is to increase earning assets and decrease the interest rates paid on interest bearing liabilities. Average earning assets increased $60.8 million or 5.6% to $1.1 billion in the quarterly comparison. As a percentage of total average assets, earning assets increased 160 basis points to 92.35% from 90.75%. This increase had the effect of adding an additional 9 basis points to ROA in the comparison.

Interest income totaled $15.5 million for the first quarter of 2003, a decrease of $1.4 million or 8.5% compared to the same period in the prior year. Interest expense totaled $5.5 million, a decrease of $1.3 million or 19.7%. Net interest income fell $103 thousand or 1.0% in the comparison and totaled $10.1 million at March 31, 2003.

Interest and fees on loans totaled $12.2 million, a decrease of $835 thousand mainly due to a decrease in the average rate earned. Average loans increased $46.9 million or 6.8% to $736.0 million in the comparison due to higher loan demand in a lower rate environment. The tax equivalent yield on loans decreased 96 basis points to 6.80% from 7.76% and offset the effects of higher average balances on interest income. Interest on taxable securities was $2.3 million, a decrease of $443 thousand or 16.2% due primarily to a decrease in the average rate earned. The average rate earned on taxable securities decreased 96 basis points to 3.30% from 4.26% and offset the effect of a $21.8 million or 8.4% increase in the average balance. Interest on nontaxable securities declined $108 thousand or 11.9% due to a $9.8 million decrease in the average balance to $71.6 million from $81.4 million. Interest on short-term investments, including time deposits in other banks, federal funds sold, and securities purchased under agreements to resell, decreased $54 thousand, which is due primarily to a decrease in the average rate earned on these investments of 42 basis points to 1.22% from 1.64%.

Interest expense on deposits decreased $1.3 million or 22.3% to $4.6 million in the quarterly comparison. This decrease resulted from a general decline in the average rate paid throughout the deposit portfolio and correlates with the general decline in market interest rates in the reporting periods. The decline in the average rates paid offset increases in average balances. The decline in interest expense on deposits was as follows: time deposits $969 thousand or 20.5%; interest bearing demand deposits $205 thousand or 36.7%; and savings deposits $160 thousand or 26.1%. The average rate paid on time deposits, the largest component of interest bearing deposits, was 3.73% for the first quarter of 2003 compared to 4.88% for the same period of 2002. The average balance of time deposits increased $17.6 million or 4.4% to $417.6 million. The average rate paid on interest bearing demand deposits declined 41 basis points to .64% from 1.05% while the average balance increased $6.5 million or 3.0% to $222.9 million. The average rate paid on savings deposits decreased 45 basis points to 1.08% from 1.53% while the average balance increased $7.5 million or 4.6% to $170.2 million from $162.7 million. Interest expense on overnight borrowings, consisting of federal funds purchased and securities sold under agreements to repurchase, decreased $214 thousand due to a 47 basis point decline in the average rate paid along with a $27.7 million decline in their average balance. Interest expense on other borrowed funds increased $211 thousand in the comparison as additional borrowings from the Federal Home Loan Bank increased the average balance outstanding. The average balance of other borrowed funds totaled $65.6 million, an increase of $30.3 million or 85.9% in the comparison. The average rate paid on other borrowed funds declined 50 basis points to 3.40% from 3.90%.

The net interest margin (TE) decreased 28 basis points to 3.71% during the first quarter of 2003 compared to 3.99% in the first quarter of 2002. The decrease in net interest margin is primarily attributed to a 21 basis point decline in the spread between rates earned on earning assets and the rates paid on interest bearing liabilities to 3.33% in the current quarter from 3.54% in the first quarter of 2002. The effect of noninterest bearing sources of funds contributed an additional 7 basis points to the decline in net interest margin. The effect of noninterest bearing sources of funds on net interest margin typically declines in a falling rate environment.

The following tables present an analysis of net interest income for the quarterly periods ended March 31.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:  INTEREST RATES AND INTEREST DIFFERENTIAL
----------------------------------------------------------------------------------------------------------------------------------
Three months ended March 31,                                   2003                                         2002
----------------------------------------------------------------------------------------------------------------------------------
                                                Average                       Average          Average                    Average
(In thousands)                                  Balance         Interest        Rate           Balance      Interest       Rate
----------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Investment securities
  Taxable                                    $   282,563         $ 2,299        3.30%       $   260,761      $ 2,742        4.26%
  Nontaxable1                                     71,648           1,181        6.68             81,404        1,327        6.61
Time deposits with banks,
federal funds sold and
securities purchased under                        59,027             177        1.22             57,175          231        1.64
agreements to resell
Loans1,2,3                                       736,039          12,339        6.80            689,158       13,193        7.76
----------------------------------------------------------------------------------------------------------------------------------
     Total earning assets                      1,149,277        $ 15,996        5.64%         1,088,498      $17,493        6.52%
----------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses                        (11,279)                                       (10,559)
----------------------------------------------------------------------------------------------------------------------------------
     Total earning assets, net
     of allowance for loan losses              1,137,998                                      1,077,939
----------------------------------------------------------------------------------------------------------------------------------
NONEARNING ASSETS
Cash and due from banks                           64,383                                         85,507
Premises and equipment, net                       24,045                                         24,693
Other assets                                      18,109                                         13,336
----------------------------------------------------------------------------------------------------------------------------------
     Total assets                            $ 1,244,535                                    $ 1,201,475
----------------------------------------------------------------------------------------------------------------------------------
INTEREST BEARING LIABILITIES
Deposits
  Interest bearing demand                    $   222,879          $  354        0.64%       $   216,414       $  559        1.05%
  Savings                                        170,183             453        1.08            162,732          613        1.53
  Time                                           417,581           3,840        3.73            400,007        4,809        4.88
Federal funds purchased
  and securities sold
  under agreements to repurchase                  80,828             259        1.30            108,534          473        1.77
Other borrowed funds                              65,609             550        3.40             35,286          339        3.90
----------------------------------------------------------------------------------------------------------------------------------
     Total interest bearing liabilities          957,080         $ 5,456        2.31%           922,973      $ 6,793        2.98%
----------------------------------------------------------------------------------------------------------------------------------
NONINTEREST BEARING LIABILITIES
Commonwealth of Kentucky deposits                 32,918                                         30,365
Other demand deposits                            121,013                                        115,406
Other liabilities                                  8,535                                          8,564
----------------------------------------------------------------------------------------------------------------------------------
     Total liabilities                         1,119,546                                      1,077,308
----------------------------------------------------------------------------------------------------------------------------------
     Shareholders' equity                        124,989                                        124,167
----------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders'
     equity                                  $ 1,244,535                                    $ 1,201,475
----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                               10,540                                      10,700
TE basis adjustment                                                 (488)                                       (545)
----------------------------------------------------------------------------------------------------------------------------------
     Net interest income                                         $10,052                                     $10,155
----------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                             3.33%                                       3.54%
Impact of noninterest bearing sources
  of funds                                                                       .38                                         .45
----------------------------------------------------------------------------------------------------------------------------------
Net interest margin                                                             3.71%                                       3.99%
----------------------------------------------------------------------------------------------------------------------------------

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
2Loan balances include principal balances on nonaccrual loans.
3Loan fees included in interest income amounted to $521 thousand and $430 thousand in 2003 and 2002, respectively.

ANALYSIS OF CHANGES IN NET INTEREST INCOME (TAX EQUIVALENT BASIS)
-----------------------------------------------------------------------------------------------------------
(In thousands)                                                     Variance         Variance Attributed to
Three months ended March 31,                                      2003/20021         Volume          Rate
-----------------------------------------------------------------------------------------------------------
INTEREST INCOME
Taxable investment securities                                      $   (443)        $ 1,235       $ (1,678)
Nontaxable investment securities2                                      (146)           (239)            93
Time deposits with banks, federal funds sold and
   securities purchased under agreements to resell                      (54)             47           (101)
Loans2                                                                 (854)          4,392         (5,246)
-----------------------------------------------------------------------------------------------------------
     Total interest income                                           (1,497)          5,435         (6,932)
-----------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest bearing demand deposits                                       (205)            112           (317)
Savings deposits                                                       (160)            176           (336)
Time deposits                                                          (969)          1,294         (2,263)
Federal funds purchased and securities sold under
   agreements to repurchase                                            (214)           (105)          (109)
Other borrowed funds                                                    211             490           (279)
-----------------------------------------------------------------------------------------------------------
     Total interest expense                                          (1,337)          1,967         (3,304)
-----------------------------------------------------------------------------------------------------------
Net interest income                                                 $  (160)        $ 3,468       $ (3,628)
-----------------------------------------------------------------------------------------------------------
Percentage change                                                     100.0%       (2,167.5)%      2,267.5%
-----------------------------------------------------------------------------------------------------------

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate  and volume variances as a basis for allocation.
2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

NONINTEREST INCOME
------------------

Noninterest income was $4.2 million for the current quarter, an increase of $45 thousand or 1.1% compared to the first quarter of the prior year. Service charges and fees on deposits, the largest component of noninterest income, remained relatively flat at $1.8 million. Other service charges, commissions, and fees increased $19 thousand or 2.3%. Data processing fees were $345 thousand, an increase of 2.7% from $336 thousand in the prior year. Trust income totaled $399 thousand, an increase of $32 thousand or 8.7%. Net gains on the sale of available for sale securities for the current quarter were $147 thousand compared to $597 thousand in the prior year as the Company continually seeks to properly manage its balance sheet composition. Net gains on the sale of mortgage loans were $269 thousand, an increase of $140 thousand from $129 thousand in the prior year as mortgage loans originated for sale increased $6.9 million in the comparison due to the low interest rate environment. Income from a new company-owned life insurance program initiated near the end of the current quarter was $265 thousand. Other noninterest income totaled $66 thousand, an increase of $14 thousand.

NONINTEREST EXPENSE
-------------------

Total noninterest expenses increased $102 thousand or 1.1% from the first quarter of 2002 and totaled $9.1 million. Salaries and employee benefits accounts for more than half of the total of noninterest expense. Salaries and benefits decreased $82 thousand or 1.6% to $5.1 million in the quarterly comparison. Employee benefit related expenses decreased $100 thousand primarily due to lower health insurance costs. Noncash compensation expense related to the Company's nonqualified stock option plan declined $63 thousand due to the structure of the vesting schedule and forfeitures. Salaries and related payroll taxes increased $81 thousand or 2.0% to $4.1 million mainly due to normal salary increases. The number of full time equivalent employees decreased to 456 from 460 reported in the prior period. Occupancy expense, net of rental income, increased $87 thousand or 15.2% and totaled $658 thousand. The increase in net occupancy expense is attributed to increases in maintenance and repairs, utilities costs, and real estate taxes. Equipment expense was relatively unchanged at $937 thousand. Other noninterest expense, including bank franchise taxes, increased $86 thousand or 3.6% to $2.5 million.

INCOME TAXES
------------

Income tax expense for the first quarter of 2003 was $1.1 million, a decrease of $235 thousand or 17.6% from the same period a year earlier. The effective tax rate decreased 264 basis points to 23.46% from 26.10% in 2002. The change in the effective tax rate is due to a combination of factors, primarily including credits derived from qualified zone academy bonds and nontaxable income accrued from the increase in cash surrender value on life insurance purchased on key employees.

FINANCIAL CONDITION

Total assets were $1.2 billion on March 31, 2003, a decrease of $59.2 million or 4.6% from December 31, 2002. The decrease in assets include a $116.4 million lower balance in the securities portfolio, offset by a $30.7 million increase in cash and cash equivalents and a $26.9 million increase in other assets resulting primarily from the implementation of a company-owned life insurance program in the current quarter. Fed funds purchased and securities sold under agreements to repurchase declined $61.1 million and correspond to the decline in assets during the period. The makeup of the balance sheet continually changes as the Company responds to extremely competitive market forces. Management of the Company considers it noteworthy to understand the relationship between the Company's principal subsidiary, Farmers Bank & Capital Trust Co., and the Commonwealth of Kentucky. Farmers Bank provides various services to state agencies of the Commonwealth. As the depository for the Commonwealth, these agencies issue checks drawn on Farmers Bank, including paychecks and state income tax refunds. Farmers Bank also processes vouchers of the WIC (Women, Infants and Children) program for the Cabinet for Human Resources. The Bank's investment department also provides services to the Teacher's Retirement systems. As the depository for the Commonwealth, large fluctuations in deposits are likely to occur on a daily basis. Therefore, reviewing average balances is also important to understanding the financial condition of the Company. On an average basis, total assets were $1.2 billion for the first three months of 2003, an increase of $38.2 million or 3.1% from year-end 2002. Average earning assets, primarily loans and securities, were $1.1 billion at March 31, 2003, an increase of $60.8 million or 5.6% from year-end 2002. Average earning assets represent 92.35% of total average assets on March 31, 2003, an increase of 160 basis points compared to 90.75% at year-end 2002.

LOANS
-----

Loans, net of unearned income, totaled $738.2 million at March 31, 2003, a decrease of $395 thousand or 0.1% from year-end 2002. The composition of the loan portfolio is summarized in the table below.

-------------------------------------------------------------------------------
                                  March 31, 2003            December 31, 2002
(Dollars in thousands)            Amount       %            Amount       %
-------------------------------------------------------------------------------

Commercial, financial,
  and agriculture              $  114,306    15.5%       $  110,056    14.9%

Real estate - construction         53,120     7.2            55,896     7.6
Real estate - mortgage            461,202    62.5           459,620    62.2
Installment                        73,694    10.0            76,162    10.3
Lease financing                    35,922     4.8            36,905     5.0
-------------------------------------------------------------------------------
     Total                     $  738,244   100.0%       $  738,639   100.0%
-------------------------------------------------------------------------------


On average, loans represented 64.0% of earning assets during the current period compared to 64.7% for year-end 2002. As loan demand declines, the available funds are redirected to lower earning temporary investments or investment securities, which typically involve a decrease in credit risk and lower yields.

ALLOWANCE FOR LOAN LOSSES
-------------------------

The allowance for loan losses was $11.1 million at March 31, 2003, an increase of $68 thousand or 0.6% from the prior year-end. The allowance for loan losses was 1.51% of loans net of unearned income at March 31, 2003, an increase of 1 basis point compared to December 31, 2002. The provision for loan losses increased $264 thousand in the current three-month period compared to the same period in 2002. The Company had net charge-offs of $317 thousand in the first three months of 2003 compared to net charge-offs of $341 thousand in the same period of 2002, a decrease of $24 thousand or 7.0%. Annualized net charge-offs represent 0.17% and 0.20% of average net loans for three months ended March 31, 2003 and 2002, respectively, as compared to 0.60% at year-end 2002. The allowance for loan losses as a percentage of nonperforming loans totaled 67.7% and 57.3% at March 31, 2003 and December 31, 2002, respectively. The increase is primarily reflective of the decline in nonperforming assets of $2.9 million in the comparison. Management continues to emphasize collection efforts and evaluation of risks within the loan portfolio. In management's opinion, the allowance for loan losses is adequate to cover losses inherent in the loan portfolio.

NONPERFORMING ASSETS
--------------------

Nonperforming assets for the Company include nonperforming loans, other real estate owned, and other foreclosed assets. Nonperforming loans consist of nonaccrual loans, restructured loans, and loans past due ninety days or more on which interest is still accruing. Nonperforming assets totaled $16.9 million at March 31, 2003, a decrease of $2.9 million or 14.6% from the prior year-end. Nonperforming loans totaled $16.4 million at March 31, 2003 a decrease of $2.9 million or 14.9% compared to year-end 2002. Nonperforming loans include a pool of constructions loans secured by residential real estate to a financially troubled builder. This pool of loans totaled $12.0 million at March 31, 2003. Interest income lost on this group of loans due to their nonaccrual status totaled $189 thousand during the three months ended March 31, 2003. It is currently estimated that a total of $177 thousand of interest income will be lost in each subsequent quarter related to this credit while it remains on nonaccrual status. Nonperforming loans as a percentage of net loans were 2.22% at March 31, 2003, a decrease of 39 basis points from 2.61% compared to year-end 2002.

Other real estate owned, which had a balance of $385 thousand at year-end 2002, decreased $121 thousand or 31.4% to $264 thousand on March 31, 2003

TEMPORARY INVESTMENTS
---------------------

Temporary investments consist of interest bearing deposits with other banks, federal funds sold, and securities purchased under agreements to resell and totaled $30.8 million at March 31, 2003, an increase of $7.8 million or 33.7% from year-end 2002. Temporary investments averaged $59.0 million for the first three months of 2003, a decrease of $9.9 million from year-end 2002. The decrease is primarily a result of the Company's net funding position and the relationship between its principal subsidiary and the Commonwealth of Kentucky as described in preceding sections of this report. Temporary investments are reallocated as loan demand and other investment alternatives present the opportunity.

INVESTMENT SECURITIES

Investment securities were $325.1 million on March 31, 2003, a decrease of $116.4 million or 26.4% from year-end 2002. Available for sale and held to maturity securities were $297.8 million and $27.3 million, respectively. Investment securities averaged $354.2 million for the first quarter of 2003, an increase of $37.8 million or 11.9% from year-end 2002. The increase in average investment securities is attributable to the Company's continued efforts to manage its net interest margin during a period of low market interest rates and correlates with the increase in average borrowed funds. The Company had an unrealized gain on available for sale investment securities of $4.2 million at March 31, 2003 compared to $5.5 million at year-end 2002. The decrease is due to a combination of recognized gains on the sale of available for sale investment securities during the current quarter of $147 thousand, maturities and calls of securities during the quarter, and a general decline in the market value of securities held in the portfolio at March 31, 2003.

COMPANY-OWNED LIFE INSURANCE
----------------------------

The Company purchased life insurance policies on certain key employees, with their knowledge and consent, during the current quarter at a cost of $23.9 million. Company-owned life insurance is recorded at its cash surrender value, or the amount that can be realized, on the consolidated balance sheet with the related change in cash surrender value and proceeds received under the policies reported on the consolidated statement of income as tax-free noninterest income, which totaled $265 thousand for the current quarter. The Company is the sole beneficiary of proceeds received under the policies. Expected income from the purchase of the insurance policies will be used to offset the rising costs of the Company's various benefit plans as well as the additional costs of implementing a new postretirement health insurance program. Under the new postretirement health insurance plan, any employee that meets the service requirements upon retirement would be eligible to continue their health insurance coverage, identical to the coverage that is offered to active employees. The employee will pay 50% of the cost and the Company will pay 50%. It is currently estimated that the expense related to the new postretirement health insurance plan will be approximately $114 thousand per quarter for the remainder of 2003.


DEPOSITS
--------

Total deposits were $960.2 million at March 31, 2003, an increase of $2.8 million or 0.3% from year-end 2002. Noninterest bearing deposits increased $23.5 million or 16.7% in the comparison. This increase is primarily due to the relationship between the Company's principal subsidiary and the Commonwealth of Kentucky as described in preceding sections of this report. On average, noninterest bearing deposits were $153.9 million during the current period, a decrease of $3.1 million or 2.1%. End of period interest bearing deposit balances decreased $20.8 million during the three months ended March 31, 2003 due to decreases in interest bearing checking accounts of $5.8 million, money market deposit accounts of $18.3 million, and savings accounts of $4.2 million. Time deposits increased $7.5 million in the end of period comparisons. On average, interest bearing deposits were $810.6 million in the current period, an increase of $23.2 million from year-end 2002. The increase in average interest bearing deposits is attributable to increases in interest bearing demand deposits of $7.1 million, time deposits of $12.9 million, money market deposit accounts of $1.8 million, and savings accounts of $1.3 million. Total deposits averaged $964.6 million, an increase of $26.3 million or 2.8% from year-end 2002.

BORROWED FUNDS
--------------

Borrowed funds totaled $121.6 million at March 31, 2003, a decrease of $60.7 million or 33.3% from $182.3 million at year-end 2002. A $1.0 million increase in long-term borrowings was offset by a $61.7 million decrease in short-term borrowings, which account for the total decrease in borrowed funds. Federal funds purchased and securities sold under agreements to repurchase decreased $61.1 million or 52.7% due primarily to the relationship between the Company's principal subsidiary and the Commonwealth of Kentucky as described in preceding sections of this report. Other short-term borrowings decreased $566 thousand mainly due to repayments of borrowed funds from the Federal Home Loan Bank ("FHLB"). The $1.0 million increase in long-term borrowings is mainly attributed to the funding of new data processing equipment financed over a term of four years. Total borrowed funds averaged $146.4 million, an increase of $10.4 million or 7.7% from year-end 2002.

LIQUIDITY

The Parent Company's primary use of cash consists of dividend payments to its common shareholders, purchases of its common stock, and other general operating purposes. Liquidity of the Parent Company depends primarily on the receipt of dividends from its subsidiary banks and cash balances maintained. As of March 31, 2003 combined retained earnings of the subsidiary banks were $62.0 million, of which $9.2 million was available for the payment of dividends to the Parent Company without obtaining prior approval from bank regulatory agencies. As a practical matter, payment of future dividends is also subject to the maintenance of other capital ratio requirements. Management expects that in the aggregate, its subsidiary banks will continue to have the ability to pay dividends in order to provide funds to the Parent Company during the remainder of 2003 sufficient to meet its liquidity needs. The Parent Company had cash balances of $6.9 million at March 31, 2003.

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

Liquid assets consist of cash, cash equivalents, and securities available for sale. At March 31, 2003, such assets totaled $395.6 million, a decrease of $84.5 million or 17.6% from year-end 2002. The decrease in liquid assets is attributed to the overall funding position of the Company and the purchase of company-owned life insurance on key employees during the current quarter. Net cash provided by operating activities was $446 thousand in the first three months of 2003, a decrease of $5.0 million or 91.8% compared to the same period last year. Net cash provided by investing activities was $92.4 million, an increase of $80.1 million due primarily to a $118.1 million increase from investment securities transactions offset by the purchase of company-owned life insurance on key employees of $23.9 million and a decrease in net loan principal repayments of $13.6 million during the three-month periods. Net cash used in financing activities was $62.2 million for the period ended March 31, 2003 as a result of a $61.1 million net decrease in federal funds purchased and securities sold under agreements to repurchase attributed to the Commonwealth of Kentucky deposit activity. In the same period of the prior year, financing activities provided $7.6 million primarily due to additional FHLB borrowing activity.

Commitments  to  extend  credit  are  considered  in  addressing  the  Company's
liquidity  management.   The  Company  does  not  expect  these  commitments  to
significantly effect the liquidity position in future periods.

CAPITAL RESOURCES

Shareholders' equity was $124.4 million on March 31, 2003, a decrease of $1.4 thousand or 1.1% from year-end 2002 and due primarily to additional treasury stock purchases. The Company purchased 68 thousand shares of its outstanding common stock during the first three months of 2003 for a total cost of $2.1 million.

The Company issued 3 thousand shares of common stock during the first three months pursuant to its nonqualified stock option plan. Dividends of $2.2 million or $.32 per share were declared during the first three months of 2003, an increase of 3.2% per share compared to the prior year. Accumulated other comprehensive income, consisting of unrealized holding gains on available for sale investment securities (net of tax), decreased $854 thousand from year-end 2002 due to a combination of recognized gains on the sale of available for sale investment securities during the current quarter, maturities and calls of securities during the quarter, and a general decline in the market value of securities held in the portfolio at March 31, 2003.

Consistent with the objective of operating a sound financial organization, the Company's goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios as of March 31, 2003, the regulatory minimums, and the regulatory standard for a well-capitalized institution are as follows.


                       Farmers Capital         Regulatory             Well
                      Bank Corporation            Minimum           Capitalized
--------------------------------------------------------------------------------
Tier 1 risk based           15.31%                 4.00%               6.00%
Total risk based            16.56%                 8.00%              10.00%
Leverage                     9.78%                 4.00%               5.00%
--------------------------------------------------------------------------------

As of March 31, 2003,  all of the Company's  subsidiary  banks were in excess of
the   well-capitalized   regulatory  ratio   requirements  as  calculated  under
guidelines established by federal banking agencies.

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

At March 31, 2003, the model indicated that if rates were to gradually increase by 150 basis points during the calendar year, then net interest income and net income would increase 0.99% and 2.08%, respectively for the year ending December 31, 2003. The model indicated that if rates were to gradually decrease by 150 basis points over the same period, then net interest income and net income would decrease 2.44% and 5.38%, respectively.

In the current low interest rate environment, it is not practical or possible to reduce certain deposit rates by the same magnitude as rates on earning assets. The average rate paid on some of the Company's deposits is well below 1.5%. This situation magnifies the model's predicted results when modeling a decrease in interest rates, as earning assets with higher yields have more of an opportunity to reprice at lower rates than lower-rate deposits.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

In September 1992, Farmers Bank & Capital Trust Company (the "Bank") was named as a defendant in Case No. 92CIO5734 in Jefferson Circuit Court, Louisville, Kentucky, in a case styled Shilling et al. v. Farmers Bank & Capital Trust Company. Details of this case have been disclosed in previous Annual Reports on Form 10-K and subsequent 10-Q filings. The named plaintiffs purported to represent a class consisting of all present and former owners of the County of Jefferson, Kentucky, Nursing Home Refunding Revenue Bonds (Filson Care Home Project) Series 1986A and County of Jefferson, Kentucky, Nursing Home Improvement Revenue Bonds (Filson Care Home Project) Series 1986B (collectively "the Bonds"). The plaintiffs alleged that the class had been damaged through a reduction in the value of the Bonds and a loss of interest on the Bonds because of the actions of the Bank in its capacity as indenture trustee for the Bondholders. The plaintiffs demanded compensatory and punitive damages.

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

On June 7, 2002, the plaintiffs filed with the Kentucky Supreme Court a motion for discretionary review. The Bank filed a response opposing the plaintiffs' motion

On April 17, 2003 the Kentucky Supreme Court denied plaintiffs' motion for discretionary review. The judgment in favor of the Bank is therefore now final and subject to no further appeal or judicial review.

As of March 31, 2003, there were various other pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material adverse effect upon the consolidated financial statements of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

a)       List of Exhibits
         ----------------

          3i. Amended and Restated Articles of Incorporation of Farmers Capital Bank Corporation (incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998).

          3ii. Amended and Restated  By-Laws of Farmers Capital Bank Corporation
               (incorporated by reference to Annual Report of Form 10-K for the fiscal year ended December 31, 1997.

          3iia Amendments to By-Laws of Farmers Capital Bank  Corporation  (page
               23)

          99.1 CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (page 24)

          99.2 CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (page 25)


b)       Reports on Form 8-K
         -------------------

          On January 28, 2003, the  Registrant  filed a report on Form 8-K under
          Item 5 disclosing its intention to purchase up to 300,000 shares of its outstanding common stock. The purchases will be dependent on market conditions and there is no guarantee as to the exact number of shares to be purchased. There were no financial statements filed with this Form 8-K.


          On March 31,  2003,  the  Registrant  filed a report on Form 8-K under
          Item 4 disclosing the change in the Registrant's certifying accountant. There were no financial statements filed with this Form 8-K.

          On April 21,  2003,  the  Registrant  filed a report on Form 8-K under
          Item 9 (furnished under Item 12) in accordance with SEC release No. 33-8216 reporting its earnings for the first quarter of 2003. There were no financial statements filed with this Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: May-13, 2003               /s/ G. Anthony Busseni
--------------------             -----------------------------------------------
                                 G. Anthony Busseni,
                                 President and CEO
                                 (Principal Executive Officer)


Date:  5-13-03                   /s/ C Douglas Carpenter
--------------------             -----------------------------------------------
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



Date:  Mayt 13, 2003                                 /s/ G. Anthony Busseni
----------------------                               --------------------------
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



Date: 5-13-03                               /s/ C Douglas Carpenter
---------------                             -----------------------------------
                                            C. Douglas Carpenter
                                            Vice President, Secretary, and CFO

Exhibit 3iia

            AMENDMENTS TO BY-LAWS OF FARMERS CAPITAL BANK CORPORATION
            ---------------------------------------------------------


RESOLVED, that the first sentence of Section 2.11 of the Corporation's Bylaws is hereby amended so that said sentence shall henceforth read as follows:

Each outstanding share of common stock authorized by the Corporation's Articles of Incorporation to have voting power shall be entitled to one vote upon each matter submitted to a vote at a meeting of shareholders.


RESOLVED, that Section 2.13 of the Corporation's Bylaws is hereby amended so that said Section 2.13 shall henceforth read in its entirety as follows:

2.13 Voting for Directors. Corporation directors shall be elected by a plurality of votes cast by the shares entitled to vote in the election at a meeting of shareholders at which a quorum is present. A "plurality" means that the individuals with the largest number of votes are elected as directors up to the maximum number of directors to be chosen at the election.

Exhibit 99.1

                        CERTIFICATION OF PERIODIC REPORT
                        --------------------------------


I, G. Anthony Busseni, President and Chief Executive Officer of Farmers Capital Bank Corporation, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 31, 2003 (the "Report") fully complies with the requirements of
     Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date:  May 13, 2003                                  /s/ G. Anthony Busseni
---------------------                                --------------------------
                                                     G. Anthony Busseni
                                                     President and CEO

Exhibit 99.2

                        CERTIFICATION OF PERIODIC REPORT
                        --------------------------------


I, C. Douglas Carpenter, Vice President, Secretary, and Chief Financial Officer of Farmers Capital Bank Corporation, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 31, 2003 (the "Report") fully complies with the requirements of
     Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date:  5-13-03                              /s/ C Douglas Carpenter
----------------                            -----------------------------------
                                            C. Douglas Carpenter
                                            Vice President, Secretary, and CFO