Form 10-Q
period 2003-06-30
FARMERS CAPITAL BANK CORP
filed 2003-08-13
CIK 713095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                         For the transition period from
                                       to
                            ------------ ------------

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

                    Common stock, par value $0.125 per share
                 6,712,976 shares outstanding at August 11, 2003

                                TABLE OF CONTENTS


Part I - Financial Information                                          Page No.

     Item 1 - Financial Statements                                           3

         Unaudited Consolidated Balance Sheets -
             June 30, 2003 and December 31, 2002                             3

         Unaudited Consolidated Statements of Income -
             For the Three Months and Six Months Ended
             June 30, 2003 and June 30, 2002                                 4

         Unaudited Consolidated Statements of Comprehensive Income -
             For the Three Months and Six Months Ended
             June 30, 2003 and June 30, 2002                                 5

         Unaudited Consolidated Statements of Cash Flows -
             For the Six Months Ended
             June 30, 2003 and June 30, 2002                                 6

         Unaudited Consolidated Statements of Changes in
             Shareholders' Equity -
             For the Six Months Ended
             June 30, 2003 and June 30, 2002                                 7

         Notes to Unaudited Consolidated Financial Statements                8

     Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         11

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk    25

     Item 4 - Controls and Procedures                                       25

Part II - Other Information

     Item 1 - Legal Proceedings                                             26

     Item 4 - Submission of Matters to a Vote of Security Holders           26

     Item 6 - Exhibits and Reports on Form 8-K                              26

     Signatures                                                             29

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

UNAUDITED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------------------------------
                                                                                              June 30,       December 31,
(In thousands, except share data)                                                                2003               2002
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents:
     Cash and due from banks                                                               $    95,339        $    44,083
     Interest bearing deposits in other banks                                                    3,475              3,947
     Federal funds sold and securities purchased under
          agreements to resell                                                                  39,489             19,071
--------------------------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                                      138,303             67,101
--------------------------------------------------------------------------------------------------------------------------
Investment securities:
     Available for sale, amortized cost of $295,327 (2003) and $407,560 (2002)                 301,222            413,038
     Held to maturity, fair value of $27,650 (2003) and $30,312 (2002)                          25,767             28,519
--------------------------------------------------------------------------------------------------------------------------
          Total investment securities                                                          326,989            441,557
--------------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income                                                                  742,912            738,639
Allowance for loan losses                                                                      (11,155)           (11,061)
--------------------------------------------------------------------------------------------------------------------------
          Loans, net                                                                           731,757            727,578
--------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                     24,219             24,155
Company-owned life insurance                                                                    24,674
Other assets                                                                                    14,064             15,211
--------------------------------------------------------------------------------------------------------------------------
          Total assets                                                                     $ 1,260,006        $ 1,275,602
--------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits:
     Noninterest bearing                                                                   $   190,044        $   141,238
     Interest bearing                                                                          790,317            816,242
--------------------------------------------------------------------------------------------------------------------------
          Total deposits                                                                       980,361            957,480
--------------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under agreements to repurchase                      73,639            115,979
Other short-term borrowings                                                                      9,175              9,207
Long-term debt                                                                                  59,372             57,152
Dividends payable                                                                                2,151              2,191
Other liabilities                                                                                9,117              7,820
--------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                                  1,133,815          1,149,829
--------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock, par value $.125 per share
     9,608,000 shares authorized; 8,142,639 and 8,135,977
     shares issued at June 30, 2003 and December 31, 2002, respectively                          1,018              1,017
Capital surplus                                                                                 17,998             17,623
Retained earnings                                                                              143,509            141,199
Treasury stock, at cost
     1,425,163 and 1,344,463 shares at June 30, 2003 and
     December 31, 2002, respectively                                                           (40,166)           (37,627)
Accumulated other comprehensive income                                                           3,832              3,561
--------------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity                                                           126,191            125,773
--------------------------------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity                                       $ 1,260,006        $ 1,275,602
--------------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

 UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
---------------------------------------------------------------------------------------------------------------------------------
                                                                          Three Months Ended                 Six Months Ended
                                                                               June 30,                          June 30,
(In thousands, except per share data)                                     2003           2002               2003           2002
---------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                            $ 12,139       $ 12,639           $ 24,368       $ 25,703
Interest on investment securities:
     Taxable                                                             1,201          2,601              3,500          5,343
     Nontaxable                                                            780            938              1,583          1,849
Interest on deposits in other banks                                         22            133                 37            153
Interest of federal funds sold and securities
     purchased under agreements to resell                                  215            244                377            455
---------------------------------------------------------------------------------------------------------------------------------
          Total interest income                                         14,357         16,555             29,865         33,503
---------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits                                                     4,316          5,771              8,963         11,752
Interest on federal funds purchased and securities
     sold under agreements to repurchase                                   243            434                502            907
Interest on other borrowed funds                                           557            414              1,107            753
---------------------------------------------------------------------------------------------------------------------------------
          Total interest expense                                         5,116          6,619             10,572         13,412
---------------------------------------------------------------------------------------------------------------------------------
          Net interest income                                            9,241          9,936             19,293         20,091
---------------------------------------------------------------------------------------------------------------------------------
Provision for loan losses                                                  351            988                736          1,109
---------------------------------------------------------------------------------------------------------------------------------
          Net interest income after provision for loan losses            8,890          8,948             18,557         18,982
---------------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Service charges and fees on deposits                                     2,018          1,960              3,853          3,779
Other service charges, commissions, and fees                               853            875              1,773          1,730
Data processing income                                                     389            387                734            723
Trust income                                                               413            361                812            728
Investment securities (losses) gains, net                                   (3)           396                144            993
Gain on sale of mortgage loans                                             323             90                512            185
Income from company-owned life insurance                                   408                               673
Other                                                                       77             72                143            124
---------------------------------------------------------------------------------------------------------------------------------
          Total noninterest income                                       4,478          4,141              8,644          8,262
---------------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits                                           5,213          4,801             10,281          9,951
Occupancy expenses, net                                                    642            588              1,300          1,159
Equipment expenses                                                         924            914              1,861          1,840
Bank franchise tax                                                         331            306                665            613
Other                                                                    2,358          2,082              4,500          4,165
---------------------------------------------------------------------------------------------------------------------------------
          Total noninterest expense                                      9,468          8,691             18,607         17,728
---------------------------------------------------------------------------------------------------------------------------------
          Income before income taxes                                     3,900          4,398              8,594          9,516
---------------------------------------------------------------------------------------------------------------------------------
Income tax expense                                                         874          1,082              1,975          2,418
---------------------------------------------------------------------------------------------------------------------------------
          Net income                                                  $  3,026       $  3,316           $  6,619       $  7,098
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE
     Basic                                                            $    .45       $    .48           $    .98       $   1.03
     Diluted                                                               .45            .48                .98           1.02
---------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic                                                               6,723          6,889              6,743          6,895
     Diluted                                                             6,765          6,941              6,781          6,943
---------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
---------------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended        Six Months Ended
                                                                              June 30,                June 30,
 (In thousands)                                                         2003           2002           2003          2002
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                           $ 3,026        $ 3,316        $ 6,619       $ 7,098
Other comprehensive income:
     Unrealized holding gain on available for sale
     securities arising during the period, net of tax
     of $606, $771, $207, and $405, respectively                       1,125          1,432            385           753

Reclassification adjustment for prior period
     unrealized gain recognized during current period,
     net of tax of $0, $57, $61, and $324, respectively                                (106)          (114)         (601)

---------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                             1,125          1,326            271           152
---------------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                 $ 4,151        $ 4,642        $ 6,890        $7,250
---------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------------------------
Six months ended June 30, (In thousands)                                                               2003            2002
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                                    $  6,619        $  7,098
     Adjustments to reconcile net income to net cash provided
          by operating activities:
          Depreciation and amortization                                                               1,496           1,472
          Net amortization of investment security premiums and (discounts):
                Available for sale                                                                    1,631             342
                Held to maturity                                                                        (36)            (33)
          Provision for loan losses                                                                     736           1,109
          Noncash compensation expense                                                                  213             296
          Mortgage loans originated for sale                                                        (34,986)        (14,399)
          Proceeds from sale of mortgage loans                                                       33,991          14,414
          Deferred income tax expense (benefit)                                                         106             (95)
          Gain on sale of mortgage loans                                                               (512)           (185)
          Gain on sale of premises and equipment                                                         (4)             (1)
          Gain on sale of available for sale investment securities, net                                (144)           (993)
          Decrease in accrued interest receivable                                                       596           1,154
          (Increase) decrease in other assets                                                          (122)            182
          Decrease in accrued interest payable                                                         (292)           (261)
          Increase in other liabilities                                                               1,337             556
---------------------------------------------------------------------------------------------------------------------------------
             Net cash provided by operating activities                                               10,629          10,656
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities and calls of investment securities:
          Available for sale                                                                        223,257         222,201
          Held to maturity                                                                            2,788           5,033
     Proceeds from sale of available for sale investment securities                                  74,050         125,436
     Purchase of available for sale investment securities                                          (186,561)       (305,346)
     Loans originated for investment, net of principal collected                                     (3,408)          6,181
     Purchase of company-owned life insurance                                                       (24,001)
     Purchase of premises and equipment                                                              (1,562)           (701)
     Proceeds from sale of equipment                                                                      6               2
---------------------------------------------------------------------------------------------------------------------------------
             Net cash provided by (used in) investing activities                                     84,569          52,806
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                                        22,881          27,258
     Net (decrease) increase in securities sold under agreements to repurchase                      (42,340)         31,651
     Proceeds from long-term debt                                                                     3,874          16,500
     Repayments of long-term debt                                                                    (1,654)         (1,064)
     Net (decrease) increase in other short-term borrowings                                             (32)          6,683
     Dividends paid                                                                                  (4,349)         (4,290)
     Purchase of common stock                                                                        (2,539)         (3,133)
     Stock options exercised                                                                            163           1,139
---------------------------------------------------------------------------------------------------------------------------------
             Net cash (used in ) provided by financing activities                                   (23,996)         74,744
---------------------------------------------------------------------------------------------------------------------------------
             Net increase in cash and cash equivalents                                               71,202         138,206
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                                                       67,101         106,385
---------------------------------------------------------------------------------------------------------------------------------
             Cash and cash equivalents at end of period                                            $138,303        $244,591
---------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
     Interest                                                                                      $ 10,864        $ 13,673
     Income taxes                                                                                       500           2,490
Cash dividend declared and unpaid                                                                     2,151           2,137
---------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                                                                    Accumulated
                                                                                                            Other          Total
Six months ended                          Common Stock       Capital    Retained      Treasury Stock    Comprehensive  Shareholders'
June 30, 2003 and 2002                Shares     Amount      Surplus    Earnings   Shares     Amount       Income         Equity
------------------------------------------------------------------------------------------------------------------------------------
  Balance at January 1, 2003           8,136     $1,017      $17,623    $141,199    1,344   $(37,627)       $3,561         $125,773
Net income                                                                 6,619                                              6,619
Other comprehensive income                                                                                     271              271
Cash dividends declared,
  $.64 per share                                                          (4,309)                                            (4,309)
Purchase of common stock                                                               81     (2,539)                        (2,539)
Stock options exercised                    6          1          162                                                            163
Noncash compensation expense
  attributed to stock option grants                              213                                                            213
------------------------------------------------------------------------------------------------------------------------------------
  Balance at June 30, 2003             8,142     $1,018      $17,998    $143,509    1,425   $(40,166)       $3,832         $126,191
------------------------------------------------------------------------------------------------------------------------------------




------------------------------------------------------------------------------------------------------------------------------------
  Balance at January 1, 2002           8,058     $1,007      $15,179    $137,227    1,153   $(31,077)      $ 1,224         $123,560
Net income                                                                 7,098                                              7,098
Other comprehensive income                                                                                     152              152
Cash dividends declared,
  $.62 per share                                                          (4,275)                                            (4,275)
Purchase of common stock                                                               91     (3,133)                        (3,133)
Stock options exercised                   47          6        1,133                                                          1,139
Noncash compensation expense
  attributed to stock option grants                              296                                                            296
------------------------------------------------------------------------------------------------------------------------------------
  Balance at June 30, 2002             8,105     $1,013      $16,608    $140,050    1,244   $(34,210)      $ 1,376         $124,837
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

3.   RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51. This Interpretation provides new guidance for the consolidation of variable interest entities ("VIEs") and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The Interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The consolidation requirements apply immediately to VIEs created after January 31, 2003 and are effective for the first fiscal year or interim period beginning after June 15, 2003 for VIEs acquired before February 1, 2003. The adoption of this interpretation is not expected have a significant impact on the Company's financial condition of results of operations.

In April 2003, The FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." This statement is effective for contracts entered into or modified after June 30, 2003. Because the Company does not have these instruments or is only nominally involved in these instruments, management expects the adoption of this statement will not have a material effect on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY". This statement affects the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. This statement requires that freestanding financial instruments that embody obligations for the issuer be classified as liabilities on the balance sheet. Most of this statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Because the Company does not have these instruments or is only nominally involved in these instruments, management expects the adoption of this statement will not have a material effect on the Company's consolidated financial statements.

4.   COMPANY-OWNED LIFE INSURANCE

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

5.   NET INCOME PER COMMON SHARE

Basic net income per common share is determined by dividing net income by the weighted average total number of shares of common stock outstanding. Diluted net income per common share is determined by dividing net income by the total weighted average number of shares of common stock outstanding, plus the total weighted average number of shares that would be issued upon exercise of dilutive stock options assuming proceeds are used to repurchase shares pursuant to the treasury stock method. Net income per common share computations were as follows at June 30, 2003 and 2002.


---------------------------------------------------------------------------------------------------------
                                                          Three Months Ended          Six Months Ended
                                                               June 30,                  June 30,
(In thousands, except per share data)                     2003          2002         2003         2002
---------------------------------------------------------------------------------------------------------
Net income, basic and diluted                          $ 3,026       $ 3,316      $ 6,619      $ 7,098
---------------------------------------------------------------------------------------------------------

Average shares outstanding                               6,723         6,889        6,743        6,895
Effect of dilutive stock options                            42            52           38           48
---------------------------------------------------------------------------------------------------------
Average diluted shares outstanding                       6,765         6,941        6,781        6,943
---------------------------------------------------------------------------------------------------------

Net income per share, basic                             $  .45        $  .48       $  .98      $  1.03
Net income per share, diluted                              .45           .48          .98         1.02
---------------------------------------------------------------------------------------------------------


6.   STOCK-BASED COMPENSATION

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

The Company granted 54,000 options during 2000 in which there is no compensation expense being recognized pursuant to APB No. 25. Had compensation expense been determined under the fair value method described in SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, as amended by SFAS NO. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE, the Company's net income and income per common share would have been as shown in the table below.

-------------------------------------------------------------------------------------------------------
                                                      Three Months Ended           Six Months Ended
                                                            June 30,                   June 30,
(In thousands, except per share data)                  2003         2002          2003          2002
-------------------------------------------------------------------------------------------------------
NET INCOME
  As reported                                       $ 3,026      $ 3,316       $ 6,619       $ 7,098
  Add:  Stock-based employee compensation
        expense included in reported net
        income, net of related tax effects               68           84           138           192
  Less: Stock-based compensation expense
        determined under fair value based
        method for all awards, net of related
        tax effects                                     (83)        (100)         (168)         (226)
-------------------------------------------------------------------------------------------------------
Proforma                                            $ 3,011      $ 3,300       $ 6,589       $ 7,064
-------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE
  Basic, as reported                                $   .45      $   .48       $   .98       $  1.03
  Basic, proforma                                       .45          .47           .98          1.02

  Diluted, as reported                                  .45          .48           .98          1.02
  Diluted, proforma                                     .44          .48           .97          1.02
-------------------------------------------------------------------------------------------------------

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

The plan provides for the granting of options to purchase up to 450,000 shares of the Company's common stock at a price equal to the fair market value of the Company's common stock on the date the option is granted. The term of the options expires after ten years from the date on which the options are granted. Options granted under the plan vest ratably over various time periods ranging from four to seven years. All options granted must be held for a minimum of one year before they can be exercised. Forfeited options are available for the granting of options under the plan.


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

RESULTS OF OPERATIONS

                   SECOND QUARTER 2003 VS. SECOND QUARTER 2002
                   -------------------------------------------

The Company reported net income of $3.0 million or $.45 per basic and diluted share for the second quarter of 2003 compared to net income of $3.3 million or $.48 per basic and diluted share for the second quarter of 2002. This represents a 6.3% decrease in basic and diluted per share earnings compared to the prior period. The decrease in net income in the three-month comparison is attributed primarily to a $695 thousand or 7.0% decrease in net interest income. The decline in net interest income is attributed to continued declines in the overall market interest rate environment. Interest rates earned on earning assets have declined more rapidly than the interest rates paid on interest paying liabilities since many of the Company's funding sources, particularly deposits, have approached their repricing floors.

The provision for loan losses decreased $637 thousand or 64.5% in the three month comparison. Higher provisions in the second quarter of 2002 related to a group of nonperforming constructions loans secured by residential real estate led to the decrease.

Total noninterest income increased $337 thousand or 8.1% despite lower gains reported on the sale of investment securities of $399 thousand in the quarterly comparison. Income from the purchase of company-owned life insurance, instituted in the first quarter of 2003 to offset the rising costs of the Company's employee benefits plans, totaled $408 thousand for the current three months. Gains on the sale of mortgage loans also increased $233 thousand in the comparisons as the low interest rate environment continues to fuel the Company's secondary market mortgage loan originations.

Offsetting the increase in noninterest income were increases in noninterest expenses totaling $777 thousand or 8.9% for the current three months. Noninterest expense increased primarily due to an increase in salaries and employee benefits of $412 thousand or 8.6%. These increases relate primarily to employee benefits and normal salary increases. An increase in correspondent banking fees totaling $187 thousand also contributed to the increase in noninterest expenses. The effective income tax rate declined 220 basis points to 22.4% for the three months ended June 30, 2003 compared to the same periods a year earlier.

Return on average assets ("ROA") was 0.98% for the current quarter, a decrease of 12 basis points compared to 1.10% reported for the same period in 2002. Negatively impacting ROA was a 46 basis point decline in net interest margin to 3.48% and an increase in noninterest expenses of 19 basis points. Partially offsetting these declines that positively effected ROA was an increase in earning assets that contributed 12 basis points, a decrease in the provision for loan losses that contributed 22 basis points, an increase in noninterest income contributing 8 basis points, and a decrease in income tax expense that contributed 11 basis points. Return on average equity ("ROE") was 9.71% for the second quarter of 2003 compared to 10.71% in the same period of 2002. The decrease is due to lower net income reported in the current period coupled with a slight increase in average equity compared to the same period a year ago.

NET INTEREST INCOME
-------------------

Continuing weaknesses in the overall economic environment remain present and have impacted the Company's net interest income. The interest rate environment has continued to trend downward after a period of relative stability throughout much of 2002. Additional actions taken by the Federal Reserve Board (the "Fed") in the fourth quarter of 2002 and the second quarter of 2003 have resulted in a general reduction in short-term interest rates in the reporting periods. Short-term interest rates, left unchanged since December 2001, were reduced 50 basis points by the Fed in November 2002 and an additional 25 basis points in June 2003. The prime rate as reported in The Wall Street Journal was lowered in an identical manner shortly following the Fed changes. The effects of prior rate reductions by the Fed along with intense competition in the Company's market areas continue to negatively impact net interest margin. The effect of the Fed's actions on the Company has generally led to interest rates on earning assets declining more rapidly than rates paid on interest bearing liabilities. During a falling rate environment, the challenge is to reduce the rates paid on interest bearing liabilities (primarily deposits) to offset the decline in the yield on variable rate assets (primarily loans) while remaining competitive in our markets.

The Company's tax equivalent ("TE") yield on earning assets for the current three months was 5.3%, a reduction of 111 basis points from 6.4% in the same period a year ago. The cost of funds for the current three months was 2.2%, a decline of 71 basis points compared to 2.9% in the same period a year earlier. A goal of the Company in the current interest rate environment is to increase earning assets and decrease the interest rates paid on interest bearing liabilities. However, many of the Company's funding sources, particularly deposits, have approached their repricing floors. Average earning assets increased $48.5 million or 4.5% to $1.1 billion in the quarterly comparison. As a percentage of total average assets, earning assets increased 205 basis points to 90.43% from 88.38%. This increase had the effect of adding an additional 12 basis points to ROA in the comparison.

Interest income totaled $14.4 million for the second quarter of 2003, a decrease of $2.2 million or 13.3% compared to the same period in the prior year. Interest expense totaled $5.1 million, a decrease of $1.5 million or 22.7%. Net interest income fell $695 thousand or 7.0% in the comparison and totaled $9.2 million for the three months ended June 30, 2003.

Interest and fees on loans totaled $12.1 million, a decrease of $500 thousand mainly due to a decrease in the average rate earned. Average loans increased $50.7 million or 7.3% to $742.1 million in the comparison due to higher loan demand in a lower rate environment. The tax equivalent yield on loans decreased 79 basis points to 6.6% from 7.4% and offset the effects of higher average balances on interest income. Interest on taxable securities was $1.2 million, a decrease of $1.4 million or 53.8% due primarily to a decrease in the average rate earned and the effect of higher premium amortization on mortgage-backed securities. Prepayemnts on mortgage-backed securities have increased greatly due to corresponding refinancing of home mortgages that serve as collateral for these investment securities. The increase in activity is directly related to the lower interest rate environment. The average rate earned on taxable securities decreased 243 basis points to 2.1% from 4.5% while the average balance remained relatively unchanged at $231.3 million. Interest on nontaxable securities declined $158 thousand or 16.8% due to a $12.2 million decrease in the average balance to $70.1 million from $82.3 million. Interest on short-term investments, including time deposits in other banks, federal funds sold, and securities purchased under agreements to resell, decreased $140 thousand due primarily to a decrease in the average rate earned on these investments of 110 basis points to 1.3% from 2.4%.

Interest expense on deposits decreased $1.5 million or 25.2% to $4.3 million in the quarterly comparison. This decrease resulted from a general decline in the average rate paid throughout the deposit portfolio and correlates with the general decline in market interest rates in the reporting periods. The decline in the average rates paid offset a general increase in average balances. The decline in interest expense on deposits was as follows: time deposits $1.1 million or 23.8%; interest bearing demand deposits $170 thousand or 32.5%; and savings deposits $180 thousand or 30.1%. The average rate paid on time deposits, the largest component of interest bearing deposits, was 3.3% for the second quarter of 2003 compared to 4.6% for the same period of 2002. The average balance of time deposits increased $22.9 million or 5.7% to $426.2 million. The average rate paid on interest bearing demand deposits declined 33 basis points to .65% from .98% while the average balance increased $4.9 million or 2.3% to $219.0 million. The average rate paid on savings deposits decreased 42 basis points to 1.0% from 1.5% while the average balance declined $2.9 million or 1.7% to $163.0 million from $165.9 million. Interest expense on overnight borrowings, consisting of federal funds purchased and securities sold under agreements to repurchase, decreased $191 thousand due to a 44 basis point decline in the average rate paid along with a $24.7 million decline in the average balance. Interest expense on other borrowed funds increased $143 thousand in the comparison as additional borrowings from the Federal Home Loan Bank increased the average balance outstanding. The average balance of other borrowed funds totaled $66.7 million, an increase of $21.2 million or 46.5% in the comparison. The average rate paid on other borrowed funds declined 29 basis points to 3.4% from 3.6%.

The net interest margin (TE) decreased 46 basis points to 3.48% during the second quarter of 2003 compared to 3.94% in the second quarter of 2002. The decrease in net interest margin is primarily attributed to a 40 basis point decline in the spread between rates earned on earning assets and the rates paid on interest bearing liabilities to 3.15% in the current quarter from 3.55% in the second quarter of 2002. The effect of noninterest bearing sources of funds contributed an additional 6 basis points to the decline in net interest margin. The effect of noninterest bearing sources of funds on net interest margin typically declines in a falling rate environment.

The following tables present an analysis of net interest income for the quarterly periods ended June 30.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:  INTEREST RATES AND INTEREST DIFFERENTIAL
---------------------------------------------------------------------------------------------------------------------------------
Quarter Ended June 30,                                         2003                                         2002
---------------------------------------------------------------------------------------------------------------------------------
                                             Average                         Average         Average                    Average
(In thousands)                               Balance         Interest          Rate          Balance      Interest        Rate
---------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Investment securities
  Taxable                                $   231,260        $  1,201           2.08%       $ 231,433      $ 2,601         4.51%
  Nontaxable1                                 70,133           1,147           6.56           82,347        1,372         6.68
Time deposits with banks,
  federal funds sold and
  securities purchased
  under agreements to resell                  73,562             237           1.29           63,383          377         2.39
Loans1,2,3                                   742,142          12,245           6.62          691,429       12,775         7.41
---------------------------------------------------------------------------------------------------------------------------------
     Total earning assets                  1,117,097        $ 14,830           5.32%       1,068,592      $17,125         6.43%
---------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses                    (11,248)                                        (10,393)
---------------------------------------------------------------------------------------------------------------------------------
     Total earning assets, net
     of allowance for loan losses          1,105,849                                       1,058,199
---------------------------------------------------------------------------------------------------------------------------------
NONEARNING ASSETS
Cash and due from banks                       70,281                                         112,936
Premises and equipment, net                   24,314                                          24,312
Other assets                                  34,838                                          13,602
---------------------------------------------------------------------------------------------------------------------------------
     Total assets                        $ 1,235,282                                     $ 1,209,049
---------------------------------------------------------------------------------------------------------------------------------
INTEREST BEARING LIABILITIES
Deposits
  Interest bearing demand                $   219,011        $    353           0.65%     $   214,116      $   523         0.98%
  Savings                                    163,032             418           1.03          165,918          598         1.45
  Time                                       426,174           3,545           3.34          403,276        4,650         4.62
Federal funds purchased
  and securities sold
  under agreements to repurchase              68,815             243           1.42           93,539          434         1.86
Other borrowed funds                          66,747             557           3.35           45,576          414         3.64
---------------------------------------------------------------------------------------------------------------------------------
     Total interest bearing liabilities      943,779        $  5,116           2.17%         922,425      $ 6,619         2.88%
---------------------------------------------------------------------------------------------------------------------------------
NONINTEREST BEARING LIABILITIES
Commonwealth of Kentucky deposits             38,662                                          39,927
Other demand deposits                        122,979                                         114,413
Other liabilities                              4,845                                           8,095
---------------------------------------------------------------------------------------------------------------------------------
     Total liabilities                     1,110,265                                       1,084,860
---------------------------------------------------------------------------------------------------------------------------------
     Shareholders' equity                    125,017                                         124,189
---------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and
     shareholders' equity                $ 1,235,282                                     $ 1,209,049
---------------------------------------------------------------------------------------------------------------------------------
Net interest income                                            9,714                                       10,506
TE basis adjustment                                             (473)                                        (570)
---------------------------------------------------------------------------------------------------------------------------------
     Net interest income                                    $  9,241                                      $ 9,936
---------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                            3.15%                                      3.55%
Impact of noninterest bearing
  sources of funds                                                              .33                                        .39
---------------------------------------------------------------------------------------------------------------------------------
Net interest margin                                                            3.48%                                      3.94%
---------------------------------------------------------------------------------------------------------------------------------
1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
2Loan balances include principal balances on nonaccrual loans.
3Loan fees included in interest income amount to $612 thousand and $476 thousand in 2003 and 2002, respectively.

ANALYSIS OF CHANGES IN NET INTEREST INCOME (TAX EQUIVALENT BASIS)
-------------------------------------------------------------------------------------------------------------------
(In thousands)                                                          Variance         Variance Attributed to
Quarter Ended June 30,                                                2003/20021         Volume           Rate
-------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Taxable investment securities                                           $(1,400)        $    (2)      $ (1,398)
Nontaxable investment securities2                                          (225)           (201)           (24)
Time deposits with banks, federal funds sold and
   securities purchased under agreements to resell                         (140)            324           (464)
Loans2                                                                     (530)          4,237         (4,767)
-------------------------------------------------------------------------------------------------------------------
     Total interest income                                               (2,295)          4,358         (6,653)
-------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest bearing demand deposits                                           (170)             79           (249)
Savings deposits                                                           (180)            (10)          (170)
Time deposits                                                            (1,105)          1,568         (2,673)
Federal funds purchased and securities sold under
   agreements to repurchase                                                (191)           (101)           (90)
Other borrowed funds                                                        143             348           (205)
-------------------------------------------------------------------------------------------------------------------
     Total interest expense                                              (1,503)          1,884         (3,387)
-------------------------------------------------------------------------------------------------------------------
Net interest income                                                      $ (792)        $ 2,474       $ (3,266)
-------------------------------------------------------------------------------------------------------------------
Percentage change                                                         100.0%        (312.4)%         412.4%
-------------------------------------------------------------------------------------------------------------------
1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

NONINTEREST INCOME
------------------

Noninterest income was $4.5 million for the current quarter, an increase of $337 thousand or 8.1% compared to the second quarter of the prior year. Service charges and fees on deposits, the largest component of noninterest income, increased a modest $58 thousand or 3.0% to $2.0 million. Overdraft fees declined $61 thousand or 4.6% and service charges on demand deposit accounts declined $19 thousand or 7.7% in the comparison. Partially offsetting these declines was an increase in fees related to the Commonwealth of Kentucky of $119 thousand. Other service charges, commissions, and fees declined $22 thousand or 2.5% to $853 thousand. Data processing fees were relatively unchanged at $389 thousand. Trust income totaled $413 thousand, an increase of $52 thousand or 14.4% compared to $361 thousand a year earlier. A net loss of $3 thousand on the sale of available for sale securities was reported in the current quarter compared to a net gain of $396 thousand in the comparable period a year ago as the Company sought to manage the composition of its balance sheet in an increasingly difficult economic environment. Net gains on the sale of mortgage loans were $323 thousand, an increase of $233 thousand from $90 thousand in the prior year as mortgage loans originated for sale increased $13.7 million in the comparison due to the low interest rate environment. Income from the purchase of company-owned life insurance near the end of the first quarter of 2003 was $408 thousand in the current three-month period. Other noninterest income totaled $77 thousand, an increase of $5 thousand or 6.9%.

NONINTEREST EXPENSE
-------------------

Total noninterest expenses increased $777 thousand or 8.9% from the second quarter of 2003 compared to the second quarter of 2002 and totaled $9.5 million. Salaries and employee benefits account for more than half of the total increase in noninterest expense. Total salaries and benefits increased $412 thousand or 8.6% to $5.2 million in the quarterly comparison. Employee benefit related expenses account for a significant amount of the increase. Employee benefit expenses increased $283 thousand primarily due to increased health insurance costs, which include additional amounts associated with the new postretirement health insurance coverage initiated during the first quarter of 2003. Salary and related payroll expenses increased $155 thousand or 3.9% in the comparison while noncash compensation expense related to the Company's nonqualified stock option plan declined $26 thousand or 19.6% due to the structure of the vesting schedule and forfeitures. The number of full time equivalent employees decreased to 462 from 469 reported in the prior period. Occupancy expense, net of rental income, increased $54 thousand or 9.2% and totaled $642 thousand. The increase in net occupancy expense is attributed to increases in maintenance and repairs, utilities costs, and depreciation. Equipment expense was relatively unchanged at $924 thousand. Other noninterest expense, including bank franchise taxes, increased $301 thousand or 12.6% to $2.7 million due mainly to a $187 thousand increase in correspondent bank fees related to activity attributed to the Commonwealth of Kentucky.

INCOME TAXES
------------

Income tax expense for the second quarter of 2003 was $874 thousand, a decrease of $208 thousand or 19.2% from the same period a year earlier. The effective tax rate decreased 220 basis points to 22.4% from 24.6% in 2002. The change in the effective tax rate is due to a combination of factors, primarily including credits derived from qualified zone academy bonds and nontaxable income accrued from the increase in cash surrender value on life insurance purchased on key employees.

              FIRST SIX MONTHS OF 2003 VS. FIRST SIX MONTHS OF 2002
              -----------------------------------------------------

Net income for the six months ended June 30, 2003 was $6.6 million compared to net income of $7.1 million for the same period in 2002, a decrease of $479 thousand or 6.7%. Basic and diluted net income per share were $0.98 for the current six months, a decrease of $.05 or 4.9% and $.04 or 3.9%, respectively. The decrease in net income in the six-month comparison is attributed primarily to a $798 thousand or 4.0% decrease in net interest income. The decline in net interest income is attributed to continued declines in the overall market interest rate environment. Interest rates earned on earning assets have declined more rapidly than the interest rates paid on interest paying liabilities since many of the Company's funding sources, particularly deposits, have approached their repricing floors.

The provision for loan losses decreased $373,000 or 33.6% in the six-month comparison. Higher provisions in the second quarter of 2002 related to a group of nonperforming constructions loans secured by residential real estate led to the decrease.

Total noninterest income increased $382 thousand or 4.6% in the comparisons despite lower gains reported on the sale of investment securities of $849 thousand in the current period. Income from the purchase of company-owned life insurance, instituted in the first quarter of 2003 to offset the rising costs of the Company's employee benefits plans, totaled $673 thousand for the current six months. Gains on the sale of mortgage loans also increased $327 thousand in the comparison as the low interest rate environment continues to fuel the Company's secondary market mortgage loan originations.

Offsetting the increase in noninterest income were increases in noninterest expenses totaling $879 thousand or 5.0% for the current six months. Noninterest expense increased primarily due to an increase in salaries and employee benefits of $330 thousand or 3.3%. These increases relate primarily to increases in employee benefits and normal salary increases. An increase in correspondent banking fees totaling $301 thousand also contributed to the increase in noninterest expenses. The effective income tax rate declined 243 basis points to 23.0% for the six months ended June 30, 2003 compared to the same period a year earlier.

ROA was 1.07% for the six months ended June 30, 2003, a decrease of 12 basis points from the same period in 2002. Negatively impacting ROA was a 35 basis point decline in net interest margin to 3.61% and an increase in noninterest expenses of 5 basis points. Partially offsetting these declines that positively effected ROA was an increase in earning assets that contributed 9 basis points, a decrease in the provision for loan losses that contributed 7 basis points, an increase in noninterest income contributing 1 basis point, and a decrease in income tax expense that contributed 11 basis points. Return on average equity ("ROE") was 10.68% for the first six months of 2003 compared to 11.53% for the same period of 2002. The decrease is due to lower net income reported in the current period coupled with a slight increase in average equity compared to the same period a year ago.

NET INTEREST INCOME
-------------------

Continuing weaknesses in the overall economic environment remain present and have impacted the Company's net interest income. The interest rate environment has continued to trend downward after a period of relative stability throughout much of 2002. Additional actions taken by the Fed in the fourth quarter of 2002 and the second quarter of 2003 have resulted in a general reduction in short-term interest rates in the reporting periods. Short-term interest rates, left unchanged since December 2001, were reduced 50 basis points by the Fed in November 2002 and an additional 25 basis points in June 2003. The prime rate as reported in The Wall Street Journal was lowered in an identical manner shortly following the Fed changes. The effects of prior rate reductions by the Fed along with intense competition in the Company's market areas continue to negatively impact net interest margin. The effect of the Fed's actions on the Company has generally led to interest rates on earning assets declining more rapidly than rates paid on interest bearing liabilities. During a falling rate environment, the challenge is to reduce the rates paid on interest bearing liabilities (primarily deposits) to offset the decline in the yield on variable rate assets (primarily loans) while remaining competitive in our markets.

The Company's tax equivalent yield on earning assets for the current six months was 5.5%, a reduction of 98 basis points from 6.5% in the same period a year ago. The cost of funds for the current six months was 2.2%, a decline of 69 basis points compared to 2.9% in the same period a year earlier. A goal of the Company in the current interest rate environment is to increase earning assets and decrease the interest rates paid on interest bearing liabilities. However, many of the Company's funding sources, particularly deposits, have approached their repricing floors. Average earning assets increased $54.7 million or 5.1% to $1.1 billion in the comparison. As a percentage of total average assets, earning assets increased 161 basis points to 91.24% from 89.63%. This increase had the effect of adding an additional 9 basis points to ROA in the comparison.

Interest income totaled $29.9 million for the first six months of 2003, a decrease of $3.6 million or 10.9% compared to the same period in the prior year. Interest expense totaled $10.6 million, a decrease of $2.8 million or 21.2%. Net interest income fell $798 thousand or 4.0% in the comparison and totaled $19.3 million at June 30, 2003.

Interest and fees on loans totaled $24.4 million, a decrease of $1.3 million mainly due to a decrease in the average rate earned. Average loans increased $48.9 million or 7.1% to $739.1 million in the comparison due to higher loan demand in a lower rate environment. The tax equivalent yield on loans decreased 88 basis points to 6.7% from 7.6% and offset the effects of higher average balances on interest income. Interest on taxable securities was $3.5 million, a decrease of $1.8 million or 34.5% due primarily to a decrease in the average rate earned and the effect of higher premium amortization on mortgage-backed securities. Prepayements on mortgage-backed securities have increased greatly due to corresponding refinancing of home mortgages that serve as collateral for these investment securities. The increase in activity is directly related to the lower interest rate environment. The average rate earned on taxable securities decreased 163 basis points to 2.8% from 4.4% while the average balance increased $10.8 million or 4.4%. Interest on nontaxable securities declined $266 thousand or 14.4% due to an $11.0 million or 13.4% decrease in the average balance to $70.9 million from $81.9 million. Interest on short-term investments, including time deposits in other banks, federal funds sold, and securities purchased under agreements to resell, decreased $194 thousand due primarily to a decrease in the average rate earned on these investments of 77 basis points to 1.3% from 2.0%.

Interest expense on deposits decreased $2.8 million or 23.7% to $9.0 million in the six month comparison. This decrease resulted from a general decline in the average rate paid throughout the deposit portfolio and correlates with the general decline in market interest rates in the reporting periods. The decline in the average rates paid offset a general increase in average balances. The decline in interest expense on deposits was as follows: time deposits $2.1 million or 21.9%; interest bearing demand deposits $375 thousand or 34.7%; and savings deposits $340 thousand or 28.1%. The average rate paid on time deposits, the largest component of interest bearing deposits, was 3.5% for the six months ended June 30, 2003 compared to 4.8% for the same period of 2002. The average balance of time deposits increased $20.3 million or 5.1% to $421.9 million. The average rate paid on interest bearing demand deposits declined 36 basis points to .65% from 1.01% while the average balance increased $5.7 million or 2.6% to $220.9 million. The average rate paid on savings deposits decreased 44 basis points to 1.1% from 1.5% while the average balance increased $2.3 million or 1.4% to $166.6 million from $164.3 million. Interest expense on overnight borrowings, consisting of federal funds purchased and securities sold under agreements to repurchase, decreased $405 thousand due to a 46 basis point decline in the average rate paid along with a $26.2 million decline in the average balance. Interest expense on other borrowed funds increased $354 thousand in the comparison as additional borrowings from the Federal Home Loan Bank increased the average balance outstanding. The average balance of other borrowed funds totaled $66.2 million, an increase of $25.7 million or 63.7% in the comparison. The average rate paid on other borrowed funds declined 39 basis points to 3.4% from 3.8%.

The net interest margin (TE) decreased 35 basis points to 3.61% during the six months ended June 30, 2003 compared to 3.96% in the same period of 2002. The decrease in net interest margin is primarily attributed to a 29 basis point decline in the spread between rates earned on earning assets and the rates paid on interest bearing liabilities to 3.25% in the current six months from 3.54% in the same period in 2002. The effect of noninterest bearing sources of funds contributed an additional 6 basis points to the decline in net interest margin. The effect of noninterest bearing sources of funds on net interest margin typically declines in a falling rate environment.

The following tables present an analysis of net interest income for the six months ended June 30.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:  INTEREST RATES AND INTEREST DIFFERENTIAL
---------------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30,                                      2003                                        2002
---------------------------------------------------------------------------------------------------------------------------------
                                              Average                        Average       Average                      Average
(In thousands)                                Balance         Interest        Rate         Balance       Interest         Rate
---------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Investment securities
  Taxable                                 $   256,913        $  3,500          2.75%   $   246,098       $  5,343         4.38%
  Nontaxable1                                  70,891           2,328          6.62         81,876          2,699         6.65
Time deposits with banks,
  federal funds sold and
  securities purchased under
  agreements to resell                         66,295             414          1.26         60,279            608         2.03
Loans1,2,3                                    739,127          24,584          6.71        690,242         25,968         7.59
---------------------------------------------------------------------------------------------------------------------------------
     Total earning assets                   1,133,226        $ 30,826          5.49%     1,078,495       $ 34,618         6.47%
---------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses                     (11,263)                                     (10,476)
---------------------------------------------------------------------------------------------------------------------------------
     Total earning assets, net
     of allowance for loan losses           1,121,963                                    1,068,019
---------------------------------------------------------------------------------------------------------------------------------
NONEARNING ASSETS
Cash and due from banks                        67,332                                       99,222
Premises and equipment, net                    24,180                                       24,502
Other assets                                   28,576                                       11,511
---------------------------------------------------------------------------------------------------------------------------------
     Total assets                         $ 1,242,051                                  $ 1,203,254
---------------------------------------------------------------------------------------------------------------------------------
INTEREST BEARING LIABILITIES
Deposits
  Interest bearing demand                 $   220,945        $    707          0.65%   $   215,265       $  1,082         1.01%
  Savings                                     166,608             871          1.05        164,324          1,211         1.49
  Time                                        421,920           7,385          3.53        401,646          9,459         4.75
Federal funds purchased
  and securities sold under
  agreements to repurchase                     74,823             502          1.35        101,037            907         1.81
Other borrowed funds                           66,179           1,107          3.37         40,432            753         3.76
---------------------------------------------------------------------------------------------------------------------------------
     Total interest bearing liabilities       950,475        $ 10,572          2.24%       922,704       $ 13,412         2.93%
---------------------------------------------------------------------------------------------------------------------------------
NONINTEREST BEARING LIABILITIES
Commonwealth of Kentucky deposits              35,790                                       35,146
Other demand deposits                         121,996                                      114,910
Other liabilities                               8,821                                        6,355
---------------------------------------------------------------------------------------------------------------------------------
     Total liabilities                      1,117,082                                    1,079,115
---------------------------------------------------------------------------------------------------------------------------------
     Shareholders' equity                     124,969                                      124,139
---------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and
     shareholders' equity                 $ 1,242,051                                  $ 1,203,254
---------------------------------------------------------------------------------------------------------------------------------
Net interest income                                            20,254                                      21,206
TE basis adjustment                                              (961)                                     (1,115)
---------------------------------------------------------------------------------------------------------------------------------
     Net interest income                                     $ 19,293                                    $ 20,091
---------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                            3.25%                                      3.54%
Impact of noninterest bearing
  sources of funds                                                             .36                                        .42
---------------------------------------------------------------------------------------------------------------------------------
Net interest margin                                                            3.61%                                      3.96%
---------------------------------------------------------------------------------------------------------------------------------
1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
2Loan balances include principal balances on nonaccrual loans.
3Loan fees included in interest income amount to $1.1 million and $906 thousand in 2003 and 2002, respectively.

ANALYSIS OF CHANGES IN NET INTEREST INCOME (TAX EQUIVALENT BASIS)
-------------------------------------------------------------------------------------------------------------------
(In thousands)                                                         Variance         Variance Attributed to
Six Months Ended June 30,                                              2003/20021        Volume          Rate
-------------------------------------------------------------------------------------------------------------------
Interest Income
Taxable investment securities                                         $  (1,843)       $   653       $ (2,496)
Nontaxable investment securities2                                          (371)          (359)           (12)
Time deposits with banks, federal funds sold and
   securities purchased under agreements to resell                         (194)           153           (347)
Loans2                                                                   (1,384)         4,082         (5,466)
-------------------------------------------------------------------------------------------------------------------
     Total interest income                                               (3,792)         4,529         (8,321)
-------------------------------------------------------------------------------------------------------------------
Interest Expense
Interest bearing demand deposits                                           (375)            80           (455)
Savings deposits                                                           (340)            50           (390)
Time deposits                                                            (2,074)         1,269         (3,343)
Federal funds purchased and securities sold under
   agreements to repurchase                                                (405)          (204)          (201)
Other borrowed funds                                                        354            576           (222)
-------------------------------------------------------------------------------------------------------------------
     Total interest expense                                              (2,840)         1,771         (4,611)
-------------------------------------------------------------------------------------------------------------------
Net interest income                                                   $    (952)       $ 2,758       $ (3,710)
-------------------------------------------------------------------------------------------------------------------
Percentage change                                                         100.0%        (289.7)%        389.7%
-------------------------------------------------------------------------------------------------------------------
1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

NONINTEREST INCOME
------------------

Noninterest income was $8.6 million for the first six months of 2003, an increase of $382 thousand or 4.6% compared to the same period in 2002. Service charges and fees on deposits, the largest component of noninterest income, increased $74 thousand or 2.0% to $3.9 million. Overdraft fees declined $106 thousand or 4.2% and service charges on demand deposit accounts declined $44 thousand or 8.9% in the comparison. Offsetting these declines was an increase in fees related to the Commonwealth of Kentucky of $185 thousand. Other service charges, commissions, and fees increased $43 thousand or 2.5% to $1.8 million. Data processing fees were up $11 thousand or 1.5% and totaled $734 thousand for the first six months of 2003. Trust fees increased $84 thousand or 11.5%. Net gains on the sale of available for sale securities was $144 thousand for the current six months, a decrease of $849 thousand or 85.5% compared to $993 thousand in the comparable period a year ago as the Company sought to manage the composition of its balance sheet in an increasingly difficult economic environment. Net gains on the sale of mortgage loans were $512 thousand, an increase of $327 thousand from $185 thousand in the prior year as mortgage loans originated for sale increased $20.6 million in the comparison due to the low interest rate environment. Income from the purchase of company-owned life insurance near the end of the first quarter of 2003 was $673 thousand. Other noninterest income totaled $143 thousand, an increase of $19 thousand or 15.3%.

NONINTEREST EXPENSE
-------------------

Noninterest expenses totaled $18.6 million for the first six months of 2003, an increase of $879 thousand or 5.0% compared to the same period in 2002. Salaries and employee benefits, the largest component of noninterest expense, increased $330 thousand or 3.3% and totaled $10.3 million at June 30, 2003. Employee benefit expenses increased $183 thousand primarily due to increased health insurance costs, which include additional amounts associated with the new postretirement health insurance coverage initiated during the first quarter of 2003. Salary and related payroll expenses increased $236 thousand or 3.0% in the comparison while noncash compensation expense related to the Company's nonqualified stock option plan declined $89 thousand or 29.6% due to the structure of the vesting schedule and forfeitures. The number of full time equivalent employees decreased to 462 from 469 reported in the prior period. Occupancy expense, net of rental income, increased $141 thousand or 12.2% and totaled $1.3 million. The increase in net occupancy expense is attributed to increases in maintenance and repairs, utilities costs, and depreciation. Equipment expense was relatively unchanged at $1.9 million. Other noninterest expense, including bank franchise taxes, increased $387 thousand or 8.1% to $5.2 million mainly due to a $301 thousand increase in correspondent bank fees related to activity attributed to the Commonwealth of Kentucky.

INCOME TAXES
------------

Income tax expense for the first six months of 2003 was $2.0 million, a decrease of $443 thousand or 18.3% from the same period a year earlier. The effective tax rate decreased 243 basis points to 23.0% from 25.4% in 2002. The change in the effective tax rate is due to a combination of factors, primarily including credits derived from qualified zone academy bonds and nontaxable income accrued from the increase in cash surrender value on life insurance purchased on key employees.

FINANCIAL CONDITION

Total assets were $1.3 billion on June 30, 2003, a decrease of $15.6 million or 1.2% from December 31, 2002. The decrease in assets includes a $114.6 million lower balance in the securities portfolio, offset by a $71.2 million increase in cash and cash equivalents and a $23.6 million increase in other assets resulting primarily from the purchase of company-owned life insurance during the first quarter of 2003. Fed funds purchased and securities sold under agreements to repurchase declined $42.3 million and correspond to the decline in assets during the period. The makeup of the balance sheet continually changes as the Company responds to extremely competitive market forces. Management of the Company considers it noteworthy to understand the relationship between the Company's principal subsidiary, Farmers Bank & Capital Trust Co., and the Commonwealth of Kentucky. Farmers Bank provides various services to state agencies of the Commonwealth. As the depository for the Commonwealth, these agencies issue checks drawn on Farmers Bank, including paychecks and state income tax refunds. Farmers Bank also processes vouchers of the WIC (Women, Infants and Children) program for the Cabinet for Human Resources. The Bank's investment department also provides services to the Teacher's Retirement systems. As the depository for the Commonwealth, large fluctuations in deposits are likely to occur on a daily basis. Therefore, reviewing average balances is also important to understanding the financial condition of the Company. On an average basis, total assets were $1.2 billion for the first six months of 2003, an increase of $35.7 million or 3.0% from year-end 2002. Average earning assets, primarily loans and securities, were $1.1 billion at June 30, 2003, an increase of $42.8 million or 3.9% from year-end 2002. Average earning assets represent 91.24% of total average assets on June 30, 2003, an increase of 49 basis points compared to 90.75% at year-end 2002.

LOANS
-----

Loans, net of unearned income, totaled $742.9 million at June 30, 2003, an increase of $4.3 million or 0.6% from year-end 2002. The composition of the loan portfolio is summarized in the table below.


--------------------------------------------------------------------------------
                                   June 30, 2003             December 31, 2002
(Dollars in thousands)             Amount      %              Amount      %
--------------------------------------------------------------------------------

Commercial, financial,
  and agriculture              $  107,297    14.4%        $  110,056    14.9%
Real estate - construction         53,078     7.1             55,896     7.6
Real estate - mortgage            474,346    63.9            459,620    62.2
Installment                        73,198     9.9             76,162    10.3
Lease financing                    34,993     4.7             36,905     5.0
--------------------------------------------------------------------------------
     Total                     $  742,912   100.0%        $  738,639   100.0%
--------------------------------------------------------------------------------

On average, loans represented 65.2% of earning assets during the current six month period compared to 64.7% for year-end 2002. As loan demand fluctuates, the available funds are reallocated between loans and lower earning temporary investments or investment securities, which typically involve a decrease in credit risk and lower yields.

ALLOWANCE FOR LOAN LOSSES
-------------------------

The allowance for loan losses was $11.2 million at June 30, 2003, an increase of $94 thousand or 0.8% from the prior year-end. The allowance for loan losses was 1.50% of loans net of unearned income at June 30, 2003, unchanged from December 31, 2002. The provision for loan losses decreased $637 thousand and $373 thousand in the current three-month and six-month period, respectively, compared to the same periods in 2002. The decrease in the provision for loan losses in the comparison is attributed to higher provisions in the second quarter of the prior year related to a group of nonperforming construction loans secured by residential real estate. The Company had net charge-offs of $324 thousand and $624 thousand in the current three and six months of 2003, respectively, compared to net charge-offs of $291 thousand and $632 thousand in the same periods of 2002. Annualized net charge-offs represent 0.18% of average net loans for three and six months ended June 30, 2003 compared to 0.60% at year-end 2002. The allowance for loan losses as a percentage of nonperforming loans totaled 70.2% and 57.3% at June 30, 2003 and December 31, 2002, respectively. The increase is primarily reflective of the decline in nonperforming assets of $3.7 million in the comparison. Management continues to emphasize collection efforts and evaluation of risks within the loan portfolio. In management's opinion, the provision for loan losses represents incurred credit losses during the periods presented and the allowance for loan losses is adequate to cover losses inherent in the loan portfolio.

NONPERFORMING ASSETS
--------------------

Nonperforming assets for the Company include nonperforming loans, other real estate owned, and other foreclosed assets. Nonperforming loans consist of nonaccrual loans, restructured loans, and loans past due ninety days or more on which interest is still accruing. Nonperforming assets totaled $16.1 million at June 30, 2003, a decrease of $3.7 million or 18.6% from the prior year-end. Nonperforming loans totaled $15.9 million at June 30, 2003 a decrease of $3.4 million or 17.7% compared to year-end 2002. Nonperforming loans include a pool of constructions loans secured by residential real estate to a financially troubled builder. This pool of loans totaled $10.5 million at June 30, 2003. Interest income lost on this group of loans due to their nonaccrual status totaled $177 thousand and $366 thousand during the three and six months ended June 30, 2003, respectively. It is currently estimated that a total of $150 thousand of interest income will be lost in each subsequent quarter related to this credit while it remains on nonaccrual status. Nonperforming loans as a percentage of net loans were 2.14% at June 30, 2003, a decrease of 47 basis points from 2.61% compared to year-end 2002.

Other real estate owned, which had a balance of $385 thousand at year-end 2002, decreased $329 thousand or 85.5% to $56 thousand on June 30, 2003.

TEMPORARY INVESTMENTS
---------------------

Temporary investments consist of interest bearing deposits with other banks, federal funds sold, and securities purchased under agreements to resell and totaled $43.0 million at June 30, 2003, an increase of $19.9 million or 86.7% from year-end 2002. Temporary investments averaged $66.3 million for the first six months of 2003, a decrease of $2.7 million from year-end 2002. The decrease is primarily a result of the Company's net funding position and the relationship between its principal subsidiary and the Commonwealth of Kentucky as described in preceding sections of this report. Temporary investments are reallocated as loan demand and other investment alternatives present the opportunity.

INVESTMENT SECURITIES
---------------------

Investment securities were $327.0 million on June 30, 2003, a decrease of $114.6 million or 25.9% from year-end 2002. Available for sale and held to maturity securities were $301.2 million and $25.8 million, respectively. Investment securities averaged $327.8 million for the first six months of 2003, an increase of $11.4 million or 3.6% from year-end 2002. The increase in average investment securities is attributable to the Company's continued efforts to manage its net interest margin during a period of low market interest rates and correlates with the increase in average borrowed funds. The Company had an unrealized gain on available for sale investment securities of $5.9 million at June 30, 2003 compared to $5.5 million at year-end 2002.

COMPANY-OWNED LIFE INSURANCE
----------------------------

The Company purchased life insurance policies on certain key employees, with their knowledge and consent, during the current year at a cost of $24.0 million. Company-owned life insurance is recorded at its cash surrender value, or the amount that can be realized, on the consolidated balance sheet with the related change in cash surrender value and proceeds received under the policies reported on the consolidated statement of income as tax-free noninterest income, which totaled $673 thousand for the current six-month period. The Company is the sole beneficiary of proceeds received under the policies. Expected income from the purchase of the insurance policies will be used to offset the rising costs of the Company's various benefit plans as well as the additional costs of implementing a new postretirement health insurance program. Under the new postretirement health insurance plan, any employee that meets the service requirements upon retirement would be eligible to continue their health insurance coverage, identical to the coverage that is offered to active employees. The employee will pay 50% of the cost and the Company will pay 50%. It is currently estimated that the expense related to the new postretirement health insurance plan will be approximately $114 thousand per quarter for the remainder of 2003.

DEPOSITS
--------

Total deposits were $980.4 million at June 30, 2003, an increase of $22.9 million or 2.4% from year-end 2002. Noninterest bearing deposits increased $48.8 million or 34.6% in the comparison. This increase is primarily due to the relationship between the Company's principal subsidiary and the Commonwealth of Kentucky as described in preceding sections of this report. On average, noninterest bearing deposits were $157.8 million during the current period, an increase of $7.0 million or 4.6%. End of period interest bearing deposit balances decreased $25.9 million or 3.2% during the six months ended June 30, 2003 due to decreases in interest bearing checking accounts of $10.5 million or 4.7%, money market deposit accounts of $24.8 million or 21.7%, and savings accounts of $4.3 million or 6.6%. Time deposits increased $13.7 million in the end of period comparisons. On average, interest bearing deposits were $809.5 million in the current period, an increase of $22.0 million or 2.8% from year-end 2002. The increase in average interest bearing deposits is attributable to increases in interest bearing demand deposits of $5.2 million or 2.4%, time deposits of $17.3 million or 4.3%, and savings accounts of $2.6 million or 4.3%. Average money market deposit accounts declined $3.0 million or 2.8% in the comparison. Total deposits averaged $967.3 million, an increase of $29.0 million or 3.1% from year-end 2002.

BORROWED FUNDS
--------------

Borrowed funds totaled $142.2 million at June 30, 2003, a decrease of $40.2 million or 22.0% from $182.3 million at year-end 2002. A $2.2 million net increase in long-term borrowings was offset by a $42.4 million decrease in short-term borrowings, which account for the total decrease in borrowed funds. Federal funds purchased and securities sold under agreements to repurchase decreased $42.3 million or 36.5% due primarily to the relationship between the Company's principal subsidiary and the Commonwealth of Kentucky as described in preceding sections of this report. Other short-term borrowings, primarily short-term borrowings from the Federal Home Loan Bank ("FHLB") were relatively unchanged at $9.2 million. The $2.2 million increase in long-term borrowings is attributed to the funding of new data processing equipment financed over a term of four years and an additional $1.2 million in additional net borrowings from the FHLB. Total borrowed funds averaged $141.0 million, an increase of $5.0 million or 3.7% from year-end 2002.

LIQUIDITY

The Parent Company's primary use of cash consists of dividend payments to its common shareholders, purchases of its common stock, and other general operating purposes. Liquidity of the Parent Company depends primarily on the receipt of dividends from its subsidiary banks and cash balances maintained. As of June 30, 2003 combined retained earnings of the subsidiary banks were $41.6 million, of which $2.4 million was available for the payment of dividends to the Parent Company without obtaining prior approval from bank regulatory agencies. As a practical matter, payment of future dividends is also subject to the maintenance of other capital ratio requirements. During the current six months ended June 30, 2003 the Parent Company received dividends of $30.8 million. Management expects that in the aggregate, its subsidiary banks will continue to have the ability to pay dividends in order to provide funds to the Parent Company during the remainder of 2003 sufficient to meet its liquidity needs. The Parent Company had cash balances of $28.1 million at June 30, 2003.

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

Liquid assets consist of cash, cash equivalents, and securities available for sale. At June 30, 2003, such assets totaled $439.5 million, a decrease of $40.6 million or 8.5% from year-end 2002. The decrease in liquid assets is attributed to the overall funding position of the Company combined with the purchase of company-owned life insurance on key employees during the current six months. Net cash provided by operating activities was $10.6 million in the first six months of 2003, relatively unchanged from $10.7 million compared to the same period last year. Net cash provided by investing activities was $84.6 million, an increase of $31.8 million due primarily to a $66.2 million increase from investments securities transactions offset by the purchase of company-owned life insurance on key employees of $24.0 million. An increase in loan volume during the six-month periods used an additional $9.6 million in the comparison. Net cash used in financing activities was $24.0 million for the six months ended June 30, 2003. In the prior six-month comparison financing activities provided $74.7 million. The change is mainly due to lower funding activity during the current six-month period compared to the activity in the same period a year earlier.

CAPITAL RESOURCES

Shareholders' equity was $126.2 million on June 30, 2003, an increase of $418 thousand or 0.3% from year-end 2002. The Company purchased 81 thousand shares of its outstanding common stock during the first six months of 2003 for a total cost of $2.5 million.

The Company issued 6 thousand shares of common stock during the first six months of 2003 pursuant to its nonqualified stock option plan. Dividends of $4.3 million or $.64 per share were declared during the first six months of 2003, an increase of 3.2% per share compared to the prior year. Accumulated other comprehensive income, consisting of the unrealized holding gain on available for sale investment securities (net of tax) increased $271 thousand from year-end 2002.

Consistent with the objective of operating a sound financial organization, the Company's goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios as of June 30, 2003, the regulatory minimums and the regulatory standard for a "well capitalized" institution are as follows3


                           Farmers Capital         Regulatory           Well
                          Bank Corporation           Minimum         Capitalized
--------------------------------------------------------------------------------
Tier 1 risk based               15.19%                 4.00%            6.00%
Total risk based                16.45%                 8.00%           10.00%
Leverage                         9.85%                 4.00%            5.00%

The capital ratios of all the subsidiary banks, on an individual basis, were in excess of the applicable minimum regulatory capital ratio requirements at June 30, 2003.

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51. This Interpretation provides new guidance for the consolidation of variable interest entities ("VIEs") and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The Interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The consolidation requirements apply immediately to VIEs created after January 31, 2003 and are effective for the first fiscal year or interim period beginning after June 15, 2003 for VIEs acquired before February 1, 2003. The adoption of this interpretation is not expected have a significant impact on the Company's financial condition of results of operations.

In April 2003, The FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." This statement is effective for contracts entered into or modified after June 30, 2003. Because the Company does not have these instruments or is only nominally involved in these instruments, management expects the adoption of this statement will not have a material effect on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY". This statement affects the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. This statement requires that freestanding financial instruments that embody obligations for the issuer be classified as liabilities on the balance sheet. Most of this statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Because the Company does not have these instruments or is only nominally involved in these instruments, management expects the adoption of this statement will not have a material effect on the Company's consolidated financial statements.

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

At June 30, 2003, the model indicated that if rates were to gradually increase by 150 basis points during the calendar year, then net interest income and net income would increase 0.35% and 0.73%, respectively for the year ending December 31, 2003. The model indicated that if rates were to gradually decrease by 150 basis points over the same period, then net interest income and net income would decrease 1.4% and 3.3%, respectively.

In the current low interest rate environment, it is not practical or possible to reduce certain deposit rates by the same magnitude as rates on earning assets. The average rates paid on some of the Company's deposits are well below 1.5%. This situation magnifies the model's predicted results when modeling a decrease in interest rates, as earning assets with higher yields have more of an opportunity to reprice at lower rates than lower-rate deposits.

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report, and have concluded that the Company's disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed is recorded, processed, summarized, and reported in a timely manner.

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

As of June 30, 2003, there were various other pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material adverse effect upon the consolidated financial statements of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The annual meeting of shareholders was held May 13, 2003. The matters that were voted upon included the election of four directors for three-year terms ending in 2006 or until their successors have been elected and qualified.

The outcome of the voting was as follows:

NAME                            FOR         AGAINST    WITHHELD      ABSTAINED
Frank W. Sower, Jr.          5,822,220         0         5,784          300
J. Barry Banker              5,821,970         0         6,034          300
Dr. John D. Sutterlin        5,827,054         0           950          300
Dr. Donald J. Mullineaux     5,822,370         0         5,634          300

Listed below are the names of each director whose term of office continued after the meeting.

Lloyd C. Hillard, Jr.           Shelley S. Sweeney
Harold G. Mays                  W. Benjamin Crain
Robert Roach, Jr.               Michael M. Sullivan
Gerald R. Hignite               G. Anthony Busseni

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

         3iia Amendments to By-Laws of Farmers Capital Bank Corporation (incorporated by reference to Quarterly Report of Form 10-Q for the quarterly period ended March 31, 2003).

         31.1     CEO Certification (page 30)

         31.2     CFO Certification (page 31)

         32 CEO & CFO Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (page 32)


b) Reports on Form 8-K
   -------------------

          On July 21, 2003, the Registrant filed a report on Form 8-K under Item 9 (furnished under Item 12) in accordance with SEC release No. 33-8216 reporting its earnings for the second quarter of 2003. There were no financial statements filed with this Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  8-12-03                      /s/ G. Anthony Busseni
     -----------------              -----------------------------------------
                                    G. Anthony Busseni, President and CEO
                                    (Principal Executive Officer)


Date:  8-12-03                      /s/ C Douglas Carpenter
     -----------------              -----------------------------------------
                                    C. Douglas Carpenter, Vice President,
                                    Secretary, and CFO (Principal Financial and
                                    Accounting Officer)