Form 10-Q
period 2003-09-30
FARMERS CAPITAL BANK CORP
filed 2003-11-12
CIK 713095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                         For the transition period from
                                       to
                          ------------    -------------

                         Commission File Number 0-14412

                        FARMERS CAPITAL BANK CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Kentucky                           61-1017851
---------------------------------------  ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

P.O. Box 309, 202 West Main Street
Frankfort, Kentucky                                     40602
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

                    Common stock, par value $0.125 per share
                6,711,771 shares outstanding at November 10, 2003

                                TABLE OF CONTENTS


Part I - Financial Information                                          Page No.
------------------------------                                          --------

     Item 1 - Financial Statements                                            3

         Unaudited Consolidated Balance Sheets -
             September 30, 2003 and December 31, 2002                         3

         Unaudited Consolidated Statements of Income -
             For the Three Months and Nine Months Ended
             September 30, 2003 and September 30, 2002                        4

         Unaudited Consolidated Statements of Comprehensive Income -
             For the Three Months and Nine Months Ended
             September 30, 2003 and September 30, 2002                        5

         Unaudited Consolidated Statements of Cash Flows -
             For the Nine Months Ended
             September 30, 2003 and September 30, 2002                        6

         Unaudited Consolidated Statements of Changes in
             Shareholders' Equity -
             For the Nine Months Ended
             September 30, 2003 and September 30, 2002                        7

         Notes to Unaudited Consolidated Financial Statements                 8

     Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          11

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk     25

     Item 4 - Controls and Procedures                                        26

Part II - Other Information

     Item 1 - Legal Proceedings                                              26

     Item 6 - Exhibits and Reports on Form 8-K                               26

     Signatures                                                              27

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         September 30,       December 31,
(In thousands, except share data)                                                                2003               2002
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents:
     Cash and due from banks                                                               $   105,700        $    44,083
     Interest bearing deposits in other banks                                                    3,449              3,947
     Federal funds sold and securities purchased under
          agreements to resell                                                                  26,810             19,071
------------------------------------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                                      135,959             67,101
------------------------------------------------------------------------------------------------------------------------------------
Investment securities:
     Available for sale, amortized cost of $313,774 (2003) and $407,560 (2002)                 315,899            413,038
     Held to maturity, fair value of $25,933 (2003) and $30,312 (2002)                          24,223             28,519
------------------------------------------------------------------------------------------------------------------------------------
          Total investment securities                                                          340,122            441,557
------------------------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income                                                                  739,298            738,639
Allowance for loan losses                                                                      (11,127)           (11,061)
------------------------------------------------------------------------------------------------------------------------------------
          Loans, net                                                                           728,171            727,578
------------------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                     24,121             24,155
Company-owned life insurance                                                                    25,090
Other assets                                                                                    15,384             15,211
------------------------------------------------------------------------------------------------------------------------------------
          Total assets                                                                     $ 1,268,847        $ 1,275,602
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits:
     Noninterest bearing                                                                   $   198,851        $   141,238
     Interest bearing                                                                          812,035            816,242
------------------------------------------------------------------------------------------------------------------------------------
          Total deposits                                                                     1,010,886            957,480
------------------------------------------------------------------------------------------------------------------------------------

Federal funds purchased and securities sold under agreements to repurchase                      64,230            115,979
Other short-term borrowings                                                                      1,116              9,207
Long-term debt                                                                                  56,649             57,152
Dividends payable                                                                                2,149              2,191
Other liabilities                                                                                8,617              7,820
------------------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                                  1,143,647          1,149,829
------------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock, par value $.125 per share
     9,608,000 shares authorized; 8,150,028 and 8,135,977
     shares issued at September 30, 2003 and December 31, 2002, respectively                     1,019              1,017
Capital surplus                                                                                 18,284             17,623
Retained earnings                                                                              145,261            141,199
Treasury stock, at cost
     1,442,294 and 1,344,463 shares at September 30, 2003 and
     December 31, 2002, respectively                                                           (40,745)           (37,627)
Accumulated other comprehensive income                                                           1,381              3,561
------------------------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity                                                           125,200            125,773
------------------------------------------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity                                       $ 1,268,847        $ 1,275,602
------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
------------------------------------------------------------------------------------------------------------------------------------
                                                                               Three Months                      Nine Months
                                                                                  Ended                             Ended
                                                                              September 30,                      September 30,
(In thousands, except per share data)                                     2003           2002               2003           2002
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                            $ 11,921       $ 12,880           $ 36,289       $ 38,583
Interest on investment securities:
     Taxable                                                             1,318          2,578              4,818          7,921
     Nontaxable                                                            809            850              2,392          2,699
Interest on deposits in other banks                                         12             17                 49            170
Interest on federal funds sold and securities
     purchased under agreements to resell                                  129            317                506            772
------------------------------------------------------------------------------------------------------------------------------------
          Total interest income                                         14,189         16,642             44,054         50,145
------------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits                                                     4,033          5,550             12,996         17,302
Interest on federal funds purchased and securities
     sold under agreements to repurchase                                   182            411                684          1,318
Interest on other borrowed funds                                           542            411              1,649          1,164
------------------------------------------------------------------------------------------------------------------------------------
          Total interest expense                                         4,757          6,372             15,329         19,784
------------------------------------------------------------------------------------------------------------------------------------
          Net interest income                                            9,432         10,270             28,725         30,361
------------------------------------------------------------------------------------------------------------------------------------
Provision for loan losses                                                  642            869              1,378          1,978
------------------------------------------------------------------------------------------------------------------------------------
          Net interest income after provision for loan losses            8,790          9,401             27,347         28,383
------------------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Service charges and fees on deposits                                     1,951          2,088              5,804          5,867
Other service charges, commissions, and fees                               909            897              2,682          2,627
Data processing income                                                     337            340              1,071          1,063
Trust income                                                               385            368              1,197          1,096
Investment securities gains, net                                           822            440                966          1,433
Gain on sale of mortgage loans                                             276            140                788            325
Income from company-owned life insurance                                   416                             1,089
Other                                                                       55             68                198            192
------------------------------------------------------------------------------------------------------------------------------------
          Total noninterest income                                       5,151          4,341             13,795         12,603
------------------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits                                           5,188          5,033             15,469         14,984
Occupancy expenses, net                                                    621            623              1,921          1,782
Equipment expenses                                                         934            845              2,795          2,685
Bank franchise tax                                                         330            308                995            921
Other                                                                    2,136          2,234              6,636          6,399
------------------------------------------------------------------------------------------------------------------------------------
          Total noninterest expense                                      9,209          9,043             27,816         26,771
------------------------------------------------------------------------------------------------------------------------------------
          Income before income taxes                                     4,732          4,699             13,326         14,215
------------------------------------------------------------------------------------------------------------------------------------
Income tax expense                                                         831          1,173              2,806          3,591
------------------------------------------------------------------------------------------------------------------------------------
          Net income                                                  $  3,901       $  3,526           $ 10,520       $ 10,624
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE
     Basic                                                            $    .58       $    .51           $   1.56       $   1.54
     Diluted                                                               .58            .51               1.55           1.53
------------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic                                                               6,712          6,850              6,733          6,880
     Diluted                                                             6,761          6,898              6,773          6,925
------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended        Nine Months Ended
                                                                            September 30,             September 30,
 (In thousands)                                                         2003           2002       2003           2002
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                            $ 3,901       $ 3,526    $ 10,520        $10,624
Other comprehensive income:
     Unrealized holding (loss) gain on available for sale
     securities arising during the period, net of tax
     of $719, $1,329, $512, and $1,636, respectively                   (1,335)        2,468        (950)         3,038
Reclassification adjustment for prior period
     unrealized gain recognized during current period,
     net of tax of $601, $111, $662, and $337, respectively            (1,116)         (207)     (1,230)          (625)
------------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                             (2,451)        2,261      (2,180)         2,413

------------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                  $ 1,450       $ 5,787     $ 8,340       $ 13,037
------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------
Nine months ended September 30, (In thousands)                                                         2003            2002
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                                   $  10,520       $  10,624
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                                               2,257           2,147
          Net amortization of investment security premiums and (discounts):
                Available for sale                                                                    2,578             394
                Held to maturity                                                                        (52)            (49)
          Provision for loan losses                                                                   1,378           1,978
          Noncash compensation expense                                                                  319             427
          Mortgage loans originated for sale                                                        (53,405)        (26,768)
          Proceeds from sale of mortgage loans                                                       54,724          25,159
          Deferred income tax expense                                                                   144               3
          Gain on sale of mortgage loans                                                               (788)           (325)
          Gain on sale of premises and equipment                                                         (2)             (2)
          Gain on sale of available for sale investment securities, net                                (966)         (1,433)
          Decrease in accrued interest receivable                                                       170             768
          (Increase) decrease in other assets                                                        (1,432)             74
          Decrease in accrued interest payable                                                         (445)           (272)
          Increase in other liabilities                                                               2,271             949
------------------------------------------------------------------------------------------------------------------------------------
             Net cash provided by operating activities                                               17,271          13,674
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities and calls of investment securities:
          Available for sale                                                                        316,365         270,455
          Held to maturity                                                                            4,348           7,159
     Proceeds from sale of available for sale investment securities                                 108,975         147,229
     Purchase of available for sale investment securities                                          (333,166)        (368,437)
     Loans originated for investment, net of principal collected                                     (2,502)         (17,430)
     Purchase of company-owned life insurance                                                       (24,001)
     Purchase of premises and equipment                                                              (2,230)           (897)
     Proceeds from sale of equipment                                                                      9             116
------------------------------------------------------------------------------------------------------------------------------------
             Net cash provided by investing activities                                               67,798           38,195
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                                        53,406          72,890
     Net decrease in federal funds purchased and securities sold under
          agreements to repurchase                                                                  (51,749)         (1,232)
     Proceeds from long-term debt                                                                     3,874          16,500
     Repayments of long-term debt                                                                    (4,377)         (1,511)
     Net (decrease) increase in other short-term borrowings                                          (8,091)          6,672
     Dividends paid                                                                                  (6,500)         (6,427)
     Purchase of common stock                                                                        (3,118)         (4,338)
     Stock options exercised                                                                            344           1,516
------------------------------------------------------------------------------------------------------------------------------------
             Net cash (used in) provided by financing activities                                    (16,211)         84,070
------------------------------------------------------------------------------------------------------------------------------------
             Net increase in cash and cash equivalents                                               68,858         135,939
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                                                       67,101         106,385
------------------------------------------------------------------------------------------------------------------------------------
             Cash and cash equivalents at end of period                                           $ 135,959       $ 242,324
------------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
     Interest                                                                                     $  15,774       $  20,056
     Income taxes                                                                                       500           3,840
Cash dividend declared and unpaid                                                                     2,149           2,123
------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                                                                   Accumulated
                                                                                                           Other           Total
Nine months ended                         Common Stock      Capital    Retained      Treasury Stock    Comprehensive   Shareholders'
September 30, 2003 and 2002           Shares     Amount     Surplus    Earnings   Shares     Amount       Income          Equity
------------------------------------------------------------------------------------------------------------------------------------
  Balance at January 1, 2003           8,136     $1,017     $17,623    $141,199    1,344   $(37,627)        $3,561        $125,773

Net income                                                               10,520                                             10,520
Other comprehensive income                                                                                  (2,180)         (2,180)
Cash dividends declared,
  $.96 per share                                                         (6,458)                                            (6,458)
Purchase of common stock                                                              98     (3,118)                        (3,118)
Stock options exercised                   14          2         342                                                            344
Noncash compensation expense
  attributed to stock option grants                             319                                                            319
------------------------------------------------------------------------------------------------------------------------------------
  Balance at September 30, 2003        8,150     $1,019     $18,284    $145,261    1,442   $(40,745)        $1,381        $125,200
------------------------------------------------------------------------------------------------------------------------------------




------------------------------------------------------------------------------------------------------------------------------------
  Balance at January 1, 2002           8,058     $1,007     $15,179    $137,227    1,153   $(31,077)        $1,224        $123,560

Net income                                                               10,624                                             10,624
Other comprehensive income                                                                                   2,413           2,413
Cash dividends declared,
  $.93 per share                                                         (6,398)                                            (6,398)
Purchase of common stock                                                             126     (4,338)                        (4,338)
Stock options exercised                   62          8       1,508                                                          1,516
Noncash compensation expense
  attributed to stock option grants                             427                                                            427
------------------------------------------------------------------------------------------------------------------------------------
  Balance at September 30, 2002        8,120     $1,015     $17,114    $141,453    1,279   $(35,415)        $3,637        $127,804
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

3.    RECENTLY ISSUED ACCOUNTING STANDARDS

Please refer to the caption "Recently Issued Accounting Standards" under Part I,
Item 2 on page 24 of this document.

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

5.    NET INCOME PER COMMON SHARE

Basic net income per common share is determined by dividing net income by the weighted average total number of shares of common stock outstanding. Diluted net income per common share is determined by dividing net income by the total weighted average number of shares of common stock outstanding, plus the total weighted average number of shares that would be issued upon exercise of dilutive stock options assuming proceeds are used to repurchase shares pursuant to the treasury stock method. Net income per common share computations were as follows at September 30, 2003 and 2002.


--------------------------------------------------------------------------------------------------------
                                                       Three Months Ended         Nine Months Ended
                                                          September 30,             September 30,
(In thousands, except per share data)                     2003       2002           2003       2002
--------------------------------------------------------------------------------------------------------
Net income, basic and diluted                          $ 3,901    $ 3,526       $ 10,520   $ 10,624
--------------------------------------------------------------------------------------------------------

Average shares outstanding                               6,712      6,850          6,733      6,880
Effect of dilutive stock options                            49         48             40         45
--------------------------------------------------------------------------------------------------------
Average diluted shares outstanding                       6,761      6,898          6,773      6,925
--------------------------------------------------------------------------------------------------------

Net income per share, basic                            $   .58    $   .51       $   1.56   $   1.54
Net income per share, diluted                              .58        .51           1.55<F1>   1.53
--------------------------------------------------------------------------------------------------------

<F1>
The sum of diluted earnings per common share of each of the quarters in 2003 does not add to the year-to-date figure reported due to rounding.


6.    STOCK-BASED COMPENSATION

In 1997, the Company's Board of Directors approved a nonqualified stock option plan that provides for granting of stock options to key employees and officers of the Company. The plan was subsequently ratified by the Company's shareholders at its annual shareholders' meeting held on May 12, 1998, the measurement date of the plan. All stock options are awarded at a price equal to the fair market value of the Company's common stock at the date the options are granted. The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, since options were granted during 1997 at the fair market value of the Company's stock on the grant date, and the measurement date occurred during 1998, the Company recognizes noncash compensation expense based on the intrinsic value of the stock options measured on the date of shareholder ratification of the plan. The fair market value of the Company's stock was $24.50 and $39.66 on the grant date and measurement date, respectively.

The Company granted 54,000 options during 2000. The grant date and the measurement date for these options are the same, with the fair market value of $29.75. Pursuant to APB No. 25, there is no compensation expense being recognized for this grant. Had compensation expense been determined under the fair value method described in SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, as amended by SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE, the Company's net income and income per common share would have been as shown in the table below.

-----------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended         Nine Months Ended
                                                                     September 30,              September 30,
(In thousands, except per share data)                              2003          2002         2003          2002
-----------------------------------------------------------------------------------------------------------------
NET INCOME
  As reported                                                   $ 3,901       $ 3,526     $ 10,520      $ 10,624
  Add:  Stock-based employee compensation expense
        included in reported net income under the
        intrinsic value method, net of related tax effects           69           166          207           358
  Less: Stock-based compensation expense determined
        under fair value based method for all awards,
        net of related tax effects                                  (85)         (249)        (253)         (475)
-----------------------------------------------------------------------------------------------------------------
Proforma                                                        $ 3,885       $ 3,443     $ 10,474      $ 10,507
-----------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE
  Basic, as reported                                            $   .58       $   .51     $   1.56      $   1.54
  Basic, proforma                                                   .58           .50         1.56          1.53

  Diluted, as reported                                              .58           .51         1.55          1.53
  Diluted, proforma                                                 .57           .50         1.55          1.52
-----------------------------------------------------------------------------------------------------------------

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

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company and its subsidiaries operate); competition for the Company's customers from other providers of financial services; government legislation and regulation (which changes from time to time and over which the Company has no control); changes in interest rates; material unforeseen changes in the liquidity, results of operations, or financial condition of the Company's customers; and other risks detailed in the Company's filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company. The Company expressly disclaims any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations.

RESULTS OF OPERATIONS

                    THIRD QUARTER 2003 VS. THIRD QUARTER 2002
                    -----------------------------------------

The Company reported net income of $3.9 million for the third quarter of 2003, an increase of $375 thousand or 10.6% compared to $3.5 million for the same period in 2002. On a basic and diluted per share basis, net income was $0.58 for the current three months, an increase of $.07 or 13.7% compared to the same period in the prior year.

A decrease in net interest income had a significant effect on net income in the reporting periods. The continued low interest rate environment, prepayments of certain investment securities, and the sales and maturities of investment securities that were replaced at generally lower yields resulted in lower net interest income in the quarterly comparison. Net interest income decreased $838 thousand or 8.2% in the current three months compared to the same period in 2002. The decline in net interest income for the current quarter is mainly a result of continued declines in the overall market interest rate environment. Interest rates earned on earning assets have declined more rapidly than the interest rates paid on interest paying liabilities since many of the Company's funding sources, particularly deposits, have approached their repricing floors.

The provision for loan losses decreased $227 thousand or 26.1% in the three month comparison. The improvement in the provision for loan losses is attributed to changes in the general risk characteristics of the Company's entire loan portfolio from the previous period and can not be attributed directly to any particular individual credit.


Total noninterest income increased $810 thousand or 18.7% in the three month comparison. Income from the purchase of company-owned life insurance, instituted in the first quarter of 2003 to offset the rising costs of the Company's employee benefit plans, totaled $416 thousand for the current three months. Securities gains increased $382 thousand in the current three month comparison. Gains on the sale of mortgage loans increased $136 thousand as the low interest rate environment continued to fuel the Company's secondary market mortgage loan originations.

Total noninterest expenses increased $166 thousand or 1.8% in the three month comparison. Noninterest expenses increased primarily due to an increase in salaries and employee benefits of $155 thousand or 3.1%. These increases mainly represent employee benefits and normal salary increases. A decline in correspondent banking fees of $172 thousand favorably impacted noninterest expenses in the three month comparison. Other operating expenses generally increased in the comparison, including depreciation increases of $86 thousand or 12.7% and bank franchise taxes of $22 thousand or 7.1%. The effective income tax rate declined 740 basis points to 17.56% for the three months ended September 30, 2003 compared to the same period a year earlier. The decrease in the effective income tax rate is due primarily to lower revenue from taxable sources, an increased amount of credits derived from qualified zone academy bonds, and the addition of nontaxable income accrued from the increase in cash surrender value on company-owned life insurance purchased on key employees.

Return on average assets ("ROA") was 1.24% for the current quarter, an increase of 8 basis points compared to 1.16% reported for the same period in 2002. Negatively impacting ROA was a 44 basis point decline in net interest margin to 3.53%. Offsetting the decline in net interest margin that positively effected ROA was an increase in noninterest income relative to average assets of 20 basis points and declines in expenses relative to average assets that include 9 basis points for the provision for loan losses, 7 basis points for other operating expenses, and 15 basis points attributed to income tax expense. Return on average equity ("ROE") was 12.44% for the third quarter of 2003 compared to 11.26% in the same period of 2002. The increase is due to higher net income reported in the current period coupled with a slight increase in financial leverage compared to the same period a year ago.

NET INTEREST INCOME
-------------------

The interest rate environment has continued to trend downward after a period of relative stability throughout much of 2002 and has negatively impacted the Company's net interest income. Additional actions taken by the Federal Reserve Board (the "Fed") in the fourth quarter of 2002 and the second quarter of 2003 have resulted in a general reduction in short-term interest rates in the reporting periods. Short-term interest rates, left unchanged since December 2001, were reduced 50 basis points by the Fed in November 2002 and an additional 25 basis points in June 2003. The prime rate as reported in The Wall Street Journal was lowered in an identical manner shortly following the Fed changes. The effects of prior rate reductions by the Fed along with intense competition in the Company's market areas continue to negatively impact net interest margin. The effect of the Fed's actions on the Company has generally led to interest rates on earning assets declining more rapidly than rates paid on interest bearing liabilities. During a falling rate environment, the challenge is to reduce the rates paid on interest bearing liabilities (primarily deposits) to offset the decline in the yield on variable rate assets (primarily loans) while remaining competitive in our markets.

The Company's tax equivalent ("TE") yield on earning assets for the current three months was 5.2%, a reduction of 109 basis points from 6.3% in the same period a year ago. The cost of funds for the current three months was 2.0%, a decline of 77 basis points compared to 2.7% in the same period a year earlier. A goal of the Company in the current interest rate environment is to increase earning assets and decrease the interest rates paid on interest bearing liabilities. However, many of the Company's funding sources, particularly deposits, have approached their repricing floors. Average earning assets increased $33.4 million or 3.1% to $1.1 billion in the quarterly comparison. However, as a percentage of total average assets, earning assets decreased 97 basis points to 88.97% from 89.94%.

Interest income totaled $14.2 million for the third quarter of 2003, a decrease of $2.5 million or 14.7% compared to the same period in the prior year. Interest expense totaled $4.8 million, a decrease of $1.6 million or 25.3%. Net interest income fell $838 thousand or 8.2% in the comparison and totaled $9.4 million for the three months ended September 30, 2003.

Interest and fees on loans totaled $11.9 million, a decrease of $959 thousand or 7.4% mainly due to a decrease in the average rate earned. Average loans increased $33.7 million or 4.8% to $740.2 million in the comparison due to higher loan demand in a lower rate environment. The tax equivalent yield on loans decreased 87 basis points to 6.4% from 7.3% and offset the effects of higher average balances on interest income. Interest on taxable securities was $1.3 million, a decrease of $1.3 million or 48.9% due primarily to a decrease in the average rate earned and the effect of higher premium amortization on mortgage-backed securities. Prepayments on mortgage-backed securities have increased greatly due to corresponding refinancing of home mortgages that serve as collateral for these investment securities. The increase in activity is directly related to the lower interest rate environment. The average rate earned on taxable securities decreased 237 basis points to 2.2% from 4.6% while the average balance increased 6.0% to $237.4 million from $224.0 million. Interest on nontaxable securities was $809 thousand, a decline of $41 thousand or 4.8% due to a 28 basis point decrease in the tax equivalent yield to 6.3% from 6.6%. Interest on short-term investments, including time deposits in other banks, federal funds sold, and securities purchased under agreements to resell, decreased $193 thousand. This decline was due to a decrease in the average rate earned on these investments of 85 basis points to .9% from 1.8% along with a $14.0 million or 18.8% decrease in the average balance.

Interest expense on deposits decreased $1.5 million or 27.3% to $4.0 million in the quarterly comparison. This decrease resulted from a general decline in the average rate paid throughout the deposit portfolio and correlates with the general decline in market interest rates in the reporting periods. The decline in the average rates paid offset a general increase in average balances. The decline in interest expense on deposits was as follows: time deposits $1.2 million or 26.0%; interest bearing demand deposits $143 thousand or 34.2%; and savings deposits $184 thousand or 33.3%. The average rate paid on time deposits, the largest component of interest bearing deposits, was 3.2% for the third quarter of 2003 compared to 4.5% for the same period of 2002. The average balance of time deposits increased $19.2 million or 4.7% to $426.0 million. The average rate paid on interest bearing demand deposits declined 29 basis points to .5% from .8% while the average balance increased $12.3 million or 5.7% to $227.6 million. The average rate paid on savings deposits decreased 46 basis points to .9% from 1.3% while the average balance increased $3.1 million or 1.9% to $167.8 million. Interest expense on overnight borrowings, consisting of federal funds purchased and securities sold under agreements to repurchase, decreased $229 thousand or 55.7% due to an 86 basis point decline in the average rate paid along with a $14.8 million decline in the average balance. Interest expense on other borrowed funds increased $131 thousand or 31.9% in the comparison as additional borrowings from the Federal Home Loan Bank increased the average balance outstanding. The average balance of other borrowed funds totaled $61.9 million, an increase of $16.5 million or 36.5% in the comparison. The average rate paid on other borrowed funds declined 13 basis points to 3.5% from 3.6%.


The net interest margin (TE) decreased 44 basis points to 3.53% during the third quarter of 2003 compared to 3.97% in the third quarter of 2002. The decrease in net interest margin is primarily attributed to a 32 basis point decline in the spread between rates earned on earning assets and the rates paid on interest bearing liabilities to 3.25% in the current quarter from 3.57% in the third quarter of 2002. The effect of noninterest bearing sources of funds contributed an additional 12 basis points to the decline in net interest margin. The effect of noninterest bearing sources of funds on net interest margin typically declines in a falling rate environment.

The following tables present an analysis of net interest income for the quarterly periods ended September 30.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:  INTEREST RATES AND INTEREST DIFFERENTIAL
----------------------------------------------------------------------------------------------------------------------------------
Quarter Ended September 30,                                    2003                                         2002
                                              Average                        Average         Average                    Average
(In thousands)                                Balance        Interest          Rate          Balance      Interest        Rate
----------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Investment securities
  Taxable                                 $   237,389        $  1,318         2.20%      $   224,006     $  2,578         4.57%
  Nontaxable<F1>                               75,434           1,195         6.29            75,110        1,244         6.57
Time deposits with banks,
  federal funds sold and
  securities purchased
  under agreements to resell                   60,342             141          .93            74,335          334         1.78
Loans <F1><F2><F3>                            740,215          11,991         6.43           706,562       13,009         7.30
----------------------------------------------------------------------------------------------------------------------------------
     Total earning assets                   1,113,380        $ 14,645         5.22%        1,080,013     $ 17,165         6.31%
----------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses                     (11,204)                                       (11,164)
----------------------------------------------------------------------------------------------------------------------------------
     Total earning assets, net
     of allowance for loan losses           1,102,176                                      1,068,849
----------------------------------------------------------------------------------------------------------------------------------
NONEARNING ASSETS
Cash and due from banks                        89,302                                         96,373
Premises and equipment, net                    24,260                                         23,777
Other assets                                   35,626                                         11,818
----------------------------------------------------------------------------------------------------------------------------------
     Total assets                         $ 1,251,364                                    $ 1,200,817
----------------------------------------------------------------------------------------------------------------------------------
INTEREST BEARING LIABILITIES
Deposits
  Interest bearing demand                 $   227,607        $    275          .48%      $   215,260     $    418          .77%
  Savings                                     167,827             369          .87           164,679          553         1.33
  Time                                        426,007           3,389         3.16           406,770        4,579         4.47
Federal funds purchased
  and securities sold
  under agreements to repurchase               74,362             182          .97            89,165          411         1.83
Other borrowed funds                           61,893             542         3.47            45,352          411         3.60
----------------------------------------------------------------------------------------------------------------------------------
     Total interest bearing liabilities       957,696        $  4,757         1.97%          921,226     $  6,372         2.74%
----------------------------------------------------------------------------------------------------------------------------------
NONINTEREST BEARING LIABILITIES
Commonwealth of Kentucky deposits              30,810                                         30,146
Other demand deposits                         131,681                                        117,403
Other liabilities                               6,763                                          7,793
----------------------------------------------------------------------------------------------------------------------------------
     Total liabilities                      1,126,950                                      1,076,568
----------------------------------------------------------------------------------------------------------------------------------
     Shareholders' equity                     124,414                                        124,249
----------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and
     shareholders' equity                 $ 1,251,364                                    $ 1,200,817
----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                             9,888                                      10,793
TE basis adjustment                                              (456)                                       (523)
----------------------------------------------------------------------------------------------------------------------------------
     Net interest income                                       $9,432                                    $ 10,270
----------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                           3.25%                                       3.57%
Impact of noninterest bearing
  sources of funds                                                             .28                                         .40
----------------------------------------------------------------------------------------------------------------------------------
Net interest margin                                                           3.53%                                       3.97%
----------------------------------------------------------------------------------------------------------------------------------

<F1>
Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
<F2>
Loan balances include principal balances on nonaccrual loans.
<F3>
Loan fees included in interest income amount to $563 thousand and $518 thousand in 2003 and 2002, respectively.

ANALYSIS OF CHANGES IN NET INTEREST INCOME (TAX EQUIVALENT BASIS)
-----------------------------------------------------------------------------------------------------------
(In thousands)                                                   Variance      Variance Attributed to
Quarter Ended September 30,                                     2003/2002<F1>   Volume          Rate
-----------------------------------------------------------------------------------------------------------
INTEREST INCOME
Taxable investment securities                                     $(1,260)    $   967       $(2,227)
Nontaxable investment securities<F2>                                  (49)         34           (83)
Time deposits with banks, federal funds sold and
   securities purchased under agreements to resell                   (193)        (55)         (138)
Loans2                                                             (1,018)      3,220        (4,238)
-----------------------------------------------------------------------------------------------------------
     Total interest income                                         (2,520)      4,166        (6,686)
-----------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest bearing demand deposits                                     (143)        146          (289)
Savings deposits                                                     (184)         70          (254)
Time deposits                                                      (1,190)      1,316        (2,506)
Federal funds purchased and securities sold under
   agreements to repurchase                                          (229)        (60)         (169)
Other borrowed funds                                                  131         227           (96)
-----------------------------------------------------------------------------------------------------------
     Total interest expense                                        (1,615)      1,699        (3,314)
-----------------------------------------------------------------------------------------------------------
Net interest income                                               $  (905)    $ 2,467       $(3,372)
-----------------------------------------------------------------------------------------------------------
Percentage change                                                   100.0%     (272.6)%       372.6%
-----------------------------------------------------------------------------------------------------------

<F1>
The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
<F2>
Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

NONINTEREST INCOME
------------------

Noninterest income was $5.2 million for the current quarter, an increase of $810 thousand or 18.7% compared to the third quarter of the prior year. Service charges and fees on deposits, the largest component of noninterest income, decreased $137 thousand or 6.6% to $2.0 million. Overdraft fees declined $15 thousand or 1.2% and service charges on demand deposit accounts declined $12 thousand or 5.0% in the comparison. Fees related to deposit accounts of the Commonwealth of Kentucky also declined $123 thousand or 65.0% and corresponds to the decrease in correspondent bank fees included in noninterest expense. Other service charges, commissions, and fees were up $12 thousand or 1.3% to $909 thousand. Data processing fees were $337 thousand, a decline of less than 1%. Trust income totaled $385 thousand, an increase of $17 thousand or 4.6% compared to $368 thousand a year earlier. Net gains on the sale of available for sale securities totaled $822 thousand, an increase of $382 thousand or 86.8% compared to the comparable period a year ago as the Company sought to manage the composition of its balance sheet in a continuing difficult economic environment. Net gains on the sale of mortgage loans were $276 thousand, an increase of $136 thousand or 97.1% from $140 thousand in the prior year as mortgage loans originated for sale increased $6.1 million in the comparison due to the low interest rate environment. Income from company-owned life insurance, purchased near the end of the first quarter of 2003, was $416 thousand in the current three-month period. Other noninterest income totaled $55 thousand, a decrease of $13 thousand compared to the same period in the prior year.

NONINTEREST EXPENSE
-------------------

Total noninterest expenses were $9.2 million for the third quarter of 2003, an increase of $166 thousand or 1.8% from the third quarter of 2002. Salaries and employee benefits account for a significant portion of the total increase in noninterest expense. Total salaries and benefits increased $155 thousand or 3.1% to $5.2 million in the quarterly comparison. Employee benefit expenses increased $55 thousand or 5.8%. Salary and related payroll expenses increased $126 thousand or 3.2% in the comparison while noncash compensation expense related to the Company's nonqualified stock option plan declined $26 thousand or 19.6% due to the structure of the vesting schedule and forfeitures. The number of full time equivalent employees decreased to 450 from 452 reported in the prior period. Occupancy expense, net of rental income, was virtually unchanged in the comparison and totaled $621 thousand for the current quarter. Equipment expense totaled $934 thousand in the current quarter, an increase of $89 thousand or 10.5% due primarily to increased depreciation expense. Other noninterest expenses, including bank franchise taxes, decreased $76 thousand or 3.0% to $2.5 million. This decrease is due mainly to a $172 thousand decline in correspondent bank fees related to activity attributed to the Commonwealth of Kentucky.

INCOME TAXES
------------

Income tax expense for the third quarter of 2003 was $831 thousand, a decrease of $342 thousand or 29.2% from the same period a year earlier. The effective tax rate decreased 740 basis points to 17.56% from 24.96% in 2002. The change in the effective tax rate is due to a combination of factors, primarily including lower revenue from taxable sources, increased credits derived from qualified zone academy bonds, and the addition of nontaxable income accrued from the increase in cash surrender value on life insurance purchased on key employees.

             FIRST NINE MONTHS OF 2003 VS. FIRST NINE MONTHS OF 2002
             -------------------------------------------------------

The Company  reported  net income of $10.5  million  for the nine  months  ended
September 30, 2003, a decrease of $104 thousand or 1.0% compared to $10.6 million for the same period in 2002. Basic and diluted net income per share were $1.56 and $1.55, respectfully, for the current nine months. This represents an increase of $.02 or 1.3% on both a basic and diluted per share basis. The per share earnings increase is a result of fewer common shares outstanding attributed to the Company's share buy back program.

A decrease in net interest income had a significant effect on net income in the reporting periods. The continued low interest rate environment, prepayments of certain investment securities, and the sales and maturities of investment securities that were replaced at generally lower yields resulted in lower net interest income in the nine month comparison. Net interest income decreased $1.6 million or 5.4% in the current nine months compared to the same period in 2002. The decline in net interest income for the current period is mainly a result of lower revenues earned on earning assets due to a continued decline in the overall market interest rate environment. Interest rates earned on earning assets have declined more rapidly than the interest rates paid on interest paying liabilities since many of the Company's funding sources, particularly deposits, have approached their repricing floors.

The provision for loan losses decreased $600 thousand or 30.3% in the nine month period ended September 30, 2003 compared to the same period in 2002. The improvement in the provision for loan losses is attributed to changes in the general risk characteristics of the Company's entire loan portfolio from the previous period and can not be attributed directly to any particular individual credit.

Total noninterest income increased $1.2 million or 9.5% in the nine month comparison despite lower gains reported on the sale of investment securities of $467 thousand in the current period. Income from the purchase of company-owned life insurance, instituted in the first quarter of 2003 to offset the rising costs of the Company's employee benefits plans, totaled $1.1 million for the current nine months. Gains on the sale of mortgage loans also increased $463 thousand in the comparison as the low interest rate environment continued to fuel the Company's secondary market mortgage loan originations.

Offsetting the increase in noninterest income were increases in noninterest expenses totaling $1.0 million or 3.9% for the current nine months. Noninterest expenses increased primarily due to higher salaries and employee benefits of $485 thousand or 3.2%. These increases relate primarily to increases in employee benefits and normal salary increases. An increase in correspondent banking fees totaling $104 thousand also contributed to the increase in noninterest expenses. The effective income tax rate declined 420 basis points to 21.06% for the nine months ended September 30, 2003 compared to the same period a year earlier.

ROA was 1.13% for the nine months ended September 30, 2003, a decrease of 5 basis points from the same period in 2002. Negatively impacting ROA was a 38 basis point decline in net interest margin to 3.58% and an increase in noninterest expenses of 2 basis points. Partially offsetting these declines that positively effected ROA was an increase in earning assets that contributed 7 basis points, a decrease in the provision for loan losses that contributed 7 basis points, an increase in noninterest income contributing 8 basis points, and a decrease in income tax expense that contributed 13 basis points. ROE was 11.27% for the first nine months of 2003 compared to 11.42% for the same period of 2002. The decrease is due to lower net income reported in the current period coupled with a slight increase in average equity compared to the same period a year ago.

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

The Company's tax equivalent yield on earning assets for the current nine months was 5.4%, a reduction of 101 basis points from 6.4% in the same period a year ago. The cost of funds for the current nine months was 2.2%, a decline of 72 basis points compared to 2.9% in the same period a year earlier. A goal of the Company in the current interest rate environment is to increase earning assets and decrease the interest rates paid on interest bearing liabilities. However, many of the Company's funding sources, particularly deposits, have approached their repricing floors. Average earning assets increased $46.6 million or 4.3% to $1.1 billion in the comparison. As a percentage of total average assets, earning assets increased to 90.57% from 89.76%. This increase had the effect of adding an additional 7 basis points to ROA in the comparison.

Interest income totaled $44.1 million for the first nine months of 2003, a decrease of $6.1 million or 12.1% compared to the same period in the prior year. Interest expense totaled $15.3 million, a decrease of $4.5 million or 22.5%. Net interest income fell $1.6 million or 5.4% in the comparison and totaled $28.7 million at September 30, 2003.

Interest and fees on loans totaled $36.3 million, a decrease of $2.3 million mainly due to a decrease in the average rate earned. Average loans increased $42.8 million or 6.2% to $739.5 million in the comparison due to higher loan demand in a lower rate environment. The tax equivalent yield on loans decreased 87 basis points to 6.6% from 7.5% and offset the effects of higher average balances on interest income. Interest on taxable securities was $4.8 million, a decrease of $3.1 million or 39.2% due primarily to a decrease in the average rate earned and the effect of higher premium amortization on mortgage-backed securities. Prepayments on mortgage-backed securities have increased greatly due to corresponding refinancing of home mortgages that serve as collateral for these investment securities. The increase in activity is directly related to the lower interest rate environment. The average rate earned on taxable securities decreased 187 basis points to 2.6% from 4.4% while the average balance increased $11.7 million or 4.9%. Interest on nontaxable securities declined $307 thousand or 11.4% due to a $7.2 million or 9.1% decrease in the average balance to $72.4 million from $79.6 million. Interest on short-term investments, including time deposits in other banks, federal funds sold, and securities purchased under agreements to resell, decreased $387 thousand due primarily to a decrease in the average rate earned on these investments of 79 basis points to 1.2% from 1.9%.

Interest expense on deposits decreased $4.3 million or 24.9% to $13.0 million in the nine month comparison. This decrease resulted from a general decline in the average rate paid throughout the deposit portfolio and correlates with the general decline in market interest rates in the reporting periods. The decline in the average rates paid offset a general increase in average balances. The decline in interest expense on deposits was as follows: time deposits $3.3 million or 23.3%; interest bearing demand deposits $518 thousand or 34.5%; and savings deposits $524 thousand or 29.7%. The average rate paid on time deposits, the largest component of interest bearing deposits, was 3.4% for the nine months ended September 30, 2003 compared to 4.7% for the same period of 2002. The average balance of time deposits increased $20.0 million or 5.0% to $423.3 million. The average rate paid on interest bearing demand deposits declined 34 basis points to .6% from .9% while the average balance increased $7.9 million or 3.7% to $223.2 million. The average rate paid on savings deposits decreased 44 basis points to 1.0% from 1.4% while the average balance increased $2.6 million or 1.6% to $167.0 million from $164.4 million. Interest expense on overnight borrowings, consisting of federal funds purchased and securities sold under agreements to repurchase, decreased $634 thousand due to a 60 basis point decline in the average rate paid along with a $22.4 million decline in the average balance. Interest expense on other borrowed funds increased $485 thousand in the comparison as additional borrowings from the Federal Home Loan Bank increased the average balance outstanding. The average balance of other borrowed funds totaled $64.8 million, an increase of $22.7 million or 53.9% in the comparison. The average rate paid on other borrowed funds declined 30 basis points to 3.4% from 3.7%.

The net interest margin (TE) decreased 38 basis points to 3.58% during the nine months ended September 30, 2003 compared to 3.96% in the same period of 2002. The decrease in net interest margin is primarily attributed to a 29 basis point decline in the spread between rates earned on earning assets and the rates paid on interest bearing liabilities to 3.25% in the current nine months from 3.54% in the same period in 2002. The effect of noninterest bearing sources of funds contributed an additional 9 basis points to the decline in net interest margin. The effect of noninterest bearing sources of funds on net interest margin typically declines in a falling rate environment.

The following tables present an analysis of net interest income for the nine months ended September 30.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:  INTEREST RATES AND INTEREST DIFFERENTIAL
-----------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30,                              2003                                         2002
-----------------------------------------------------------------------------------------------------------------------------------
                                             Average                        Average       Average                       Average
(In thousands)                               Balance         Interest        Rate         Balance        Interest         Rate
-----------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Investment securities
  Taxable                                 $   250,403     $     4,818          2.57%  $   238,733       $   7,921         4.44%
  Nontaxable<F1>                               72,405           3,523          6.51        79,621           3,943         6.62
Time deposits with banks,
  federal funds sold and
  securities purchased under
  agreements to resell                         64,310             555          1.15        64,964             942         1.94
Loans<F1><F2><F3>                             739,505          36,575          6.61       696,679          38,977         7.48
-----------------------------------------------------------------------------------------------------------------------------------
     Total earning assets                   1,126,623     $    45,471          5.40%    1,079,997       $  51,783         6.41%
-----------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses                     (11,244)                                    (10,705)
-----------------------------------------------------------------------------------------------------------------------------------
     Total earning assets, net
     of allowance for loan losses           1,115,379                                   1,069,292
-----------------------------------------------------------------------------------------------------------------------------------
NONEARNING ASSETS
Cash and due from banks                        74,655                                      98,272
Premises and equipment, net                    24,206                                      24,261
Other assets                                   29,634                                      11,386
-----------------------------------------------------------------------------------------------------------------------------------
     Total assets                         $ 1,243,874                                 $ 1,203,211
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST BEARING LIABILITIES
Deposits
  Interest bearing demand                 $   223,166     $       982           .59%  $   215,263       $   1,500          .93%
  Savings                                     167,014           1,240           .99       164,443           1,764         1.43
  Time                                        423,319          10,774          3.40       403,358          14,038         4.65
Federal funds purchased
  and securities sold under
  agreements to repurchase                     74,668             684          1.22        97,079           1,318         1.82
Other borrowed funds                           64,750           1,649          3.40        42,071           1,164         3.70
-----------------------------------------------------------------------------------------------------------------------------------
     Total interest bearing liabilities       952,917     $    15,329          2.15%      922,214       $  19,784         2.87%
-----------------------------------------------------------------------------------------------------------------------------------
NONINTEREST BEARING LIABILITIES
Commonwealth of Kentucky deposits              34,130                                      33,479
Other demand deposits                         125,224                                     115,741
Other liabilities                               6,843                                       7,344
-----------------------------------------------------------------------------------------------------------------------------------
     Total liabilities                      1,119,114                                   1,078,778
-----------------------------------------------------------------------------------------------------------------------------------
     Shareholders' equity                     124,760                                     124,433
-----------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and
     shareholders' equity                 $ 1,243,874                                 $ 1,203,211
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                            30,142                                      31,999
TE basis adjustment                                            (1,417)                                     (1,638)
-----------------------------------------------------------------------------------------------------------------------------------
     Net interest income                                  $    28,725                                   $  30,361
-----------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                            3.25%                                      3.54%
Impact of noninterest bearing
  sources of funds                                                              .33                                        .42
-----------------------------------------------------------------------------------------------------------------------------------
Net interest margin                                                            3.58%                                      3.96%
-----------------------------------------------------------------------------------------------------------------------------------

<F1>
Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
<F2>
Loan balances include principal balances on nonaccrual loans.
<F3>
Loan fees included in interest income amount to $1.7 million and $1.4 million in 2003 and 2002, respectively.

ANALYSIS OF CHANGES IN NET INTEREST INCOME (TAX EQUIVALENT BASIS)
---------------------------------------------------------------------------------------------
(In thousands)                                       Variance       Variance Attributed to
Nine Months Ended September 30,                     2003/2002<F1>    Volume           Rate
---------------------------------------------------------------------------------------------
INTEREST INCOME
Taxable investment securities                          $(3,103)      $   606       $(3,709)
Nontaxable investment securities<F2>                      (420)         (355)          (65)
Time deposits with banks, federal funds sold and
   securities purchased under agreements to resell        (387)          (10)         (377)
Loans2                                                  (2,402)        3,361        (5,763)
---------------------------------------------------------------------------------------------
     Total interest income                              (6,312)        3,602        (9,914)
---------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest bearing demand deposits                          (518)           86          (604)
Savings deposits                                          (524)           45          (569)
Time deposits                                           (3,264)        1,060        (4,324)
Federal funds purchased and securities sold under
   agreements to repurchase                               (634)         (261)         (373)
Other borrowed funds                                       485           641          (156)
---------------------------------------------------------------------------------------------
     Total interest expense                             (4,455)        1,571        (6,026)
---------------------------------------------------------------------------------------------
Net interest income                                    $(1,857)      $ 2,031       $(3,888)
---------------------------------------------------------------------------------------------
Percentage change                                        100.0%       (109.4)%       209.4%
---------------------------------------------------------------------------------------------

<F1>
The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
<F2>
Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

NONINTEREST INCOME
------------------

Noninterest income was $13.8 million for the first nine months of 2003, an increase of $1.2 million or 9.5% compared to the same period in 2002. The largest component of noninterest income, service charges and fees on deposits, decreased $63 thousand or 1.1% to $5.8 million. Overdraft fees declined $121 thousand or 3.2% and service charges on demand deposit accounts declined $56 thousand or 7.6% in the comparison. Offsetting these declines was an increase in fees related to the Commonwealth of Kentucky of $61 thousand or 22.5% and corresponds to the increase in correspondent bank fees included in noninterest expense. Other service charges, commissions, and fees increased $55 thousand or 2.1% to $2.7 million. Data processing fees were relatively unchanged at $1.1 million. Trust fees increased $101 thousand or 9.2% to $1.1 million. Net gains on the sale of available for sale securities was $966 thousand for the current nine months, a decrease of $467 thousand or 32.6% compared to $1.4 million in the comparable period a year ago as the Company sought to manage the composition of its balance sheet in a continuing difficult economic environment. Net gains on the sale of mortgage loans were $788 thousand, an increase of $463 thousand from $325 thousand in the prior year as mortgage loans originated for sale increased $26.7 million in the comparison due to the low interest rate environment. Income from company-owned life insurance, purchased near the end of the first quarter of 2003, was $1.1 million. Other noninterest income totaled $198 thousand, relatively unchanged from $192 thousand in the prior year.

NONINTEREST EXPENSE
-------------------

Noninterest expenses totaled $27.8 million for the first nine months of 2003, an increase of $1.0 million or 3.9% compared to the same period in 2002. Salaries and employee benefits, the largest component of noninterest expense, increased $485 thousand or 3.2% and totaled $15.5 million at September 30, 2003. Employee benefit expenses increased $237 thousand primarily due to the new postretirement health insurance coverage initiated during the first quarter of 2003. Salary and related payroll expenses increased $362 thousand or 3.0% in the comparison while noncash compensation expense related to the Company's nonqualified stock option plan declined $115 thousand or 26.6% due to the structure of the vesting schedule and forfeitures. The number of full time equivalent employees decreased to 450 from 452 reported in the prior period. Occupancy expense, net of rental income, increased $139 thousand or 7.8% and totaled $1.9 million. The increase in net occupancy expense is attributed to increases in maintenance and repairs, utilities costs, and depreciation. Equipment expense was $2.8 million, an increase of $110 thousand or 4.1% due to higher depreciation and maintenance related to additional asset purchases. Other noninterest expenses, including bank franchise taxes, increased $311 thousand or 4.2% to $7.6 million mainly due to a $104 thousand increase in correspondent bank fees related to activity attributed to the Commonwealth of Kentucky.

INCOME TAXES
------------

Income tax expense for the first nine months of 2003 was $2.8 million, a decrease of $785 thousand or 21.9% from the same period a year earlier. The effective tax rate decreased 420 basis points to 21.06% from 25.26% in 2002. The change in the effective tax rate is due to a combination of factors, primarily including lower revenue from taxable sources, increased credits derived from qualified zone academy bonds, and the addition of nontaxable income accrued from the increase in cash surrender value on life insurance purchased on key employees.

FINANCIAL CONDITION

Total assets were $1.3 billion on September 30, 2003, a decrease of $6.8 million or .5% from December 31, 2002. The decrease in assets includes a $101.4 million lower balance in the securities portfolio, offset by a $68.9 million increase in cash and cash equivalents and a $25.8 million increase in all other assets resulting primarily from the purchase of company-owned life insurance during the first quarter of 2003. Fed funds purchased and securities sold under agreements to repurchase declined $51.7 million while net deposits and other borrowings increased $44.8 million. The makeup of the balance sheet continually changes as the Company responds to extremely competitive market forces. Management of the Company considers it noteworthy to understand the relationship between the Company's principal subsidiary, Farmers Bank & Capital Trust Co., and the Commonwealth of Kentucky. Farmers Bank provides various services to state agencies of the Commonwealth. As the depository for the Commonwealth, these agencies issue checks drawn on Farmers Bank, including paychecks and state income tax refunds. Farmers Bank also processes vouchers of the WIC (Women, Infants and Children) program for the Cabinet for Human Resources. The Bank's investment department also provides services to the Teacher's Retirement systems. As the depository for the Commonwealth, large fluctuations in deposits are likely to occur on a daily basis. Therefore, reviewing average balances is important to understanding the financial condition of the Company. On an average basis, total assets were $1.2 billion for the first nine months of 2003, an increase of $37.5 million or 3.1% from year-end 2002. Average earning assets, primarily loans and securities, were $1.1 billion at September 30, 2003, an increase of $36.2 million or 3.3% from year-end 2002. Average earning assets represent 90.57% of total average assets on September 30, 2003, an increase of 18 basis points compared to 90.39% at year-end 2002.

LOANS
-----

Loans, net of unearned income, totaled $739.3 million at September 30, 2003, an increase of $659 thousand or .1% from year-end 2002. The composition of the loan portfolio is summarized in the table below.

--------------------------------------------------------------------------------
                                  September 30, 2003        December 31, 2002
(Dollars in thousands)             Amount        %           Amount        %
--------------------------------------------------------------------------------

Commercial, financial,
  and agriculture                $  105,331    14.3%       $  110,056    14.9%
Real estate - construction           52,926     7.1            55,896     7.6
Real estate - mortgage              473,900    64.1           459,620    62.2
Installment                          71,588     9.7            76,162    10.3
Lease financing                      35,553     4.8            36,905     5.0
--------------------------------------------------------------------------------
     Total                       $  739,298   100.0%       $  738,639   100.0%
--------------------------------------------------------------------------------

On average, loans represented 65.6% of earning assets during the current nine month period compared to 64.7% for year-end 2002. As loan demand fluctuates, the available funds are reallocated between loans and lower earning temporary investments or investment securities, which typically involve a decrease in credit risk and lower yields.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses was $11.1 million at September 30, 2003, an increase of $66 thousand or .6% from the prior year-end. The allowance for loan losses was 1.51% of loans net of unearned income at September 30, 2003, an increase of 1 basis point from 1.50% at December 31, 2002. The provision for loan losses decreased $227 thousand and $600 thousand in the current three-month and nine-month periods, respectively, compared to the same periods in 2002. The improvement in the provision for loan losses is attributed to changes in the general risk characteristics of the Company's entire loan portfolio from the previous periods and cannot be attributed directly to any particular individual credit. The Company had net charge-offs of $671 thousand and $1.3 million in the current three and nine months of 2003, respectively, compared to net charge-offs of $277 thousand and $909 thousand in the same periods of 2002. Annualized net charge-offs represent .36% and .24% of average net loans for three and nine months ended September 30, 2003, respectively, compared to .60% at year-end 2002. The allowance for loan losses as a percentage of nonperforming loans totaled 80.5% and 57.3% at September 30, 2003 and December 31, 2002, respectively. The increase is primarily reflective of the decline in nonaccrual loans of $4.7 million in the comparison. Management continues to emphasize collection efforts and evaluation of risks within the loan portfolio. In management's opinion, the provision for loan losses represents incurred credit losses during the periods presented and the allowance for loan losses is adequate to cover losses inherent in the loan portfolio.

NONPERFORMING ASSETS
--------------------

Nonperforming assets for the Company include nonperforming loans, other real estate owned, and other foreclosed assets. Nonperforming loans consist of nonaccrual loans, restructured loans, and loans past due ninety days or more on which interest is still accruing. Nonperforming assets totaled $15.5 million at September 30, 2003, a decrease of $4.3 million or 21.9% from the prior year-end. Nonperforming loans totaled $13.8 million at September 30, 2003 a decrease of $5.5 million or 28.4% compared to year-end 2002. Nonperforming loans include a pool of constructions loans secured by residential real estate to a financially troubled builder. This pool of loans totaled $9.4 million at September 30, 2003. Interest income lost on this group of loans due to their nonaccrual status totaled $154 thousand and $520 thousand during the three and nine months ended September 30, 2003, respectively. At its current outstanding balance, it is estimated that a total of $137 thousand of interest income will be lost in each subsequent quarter related to this credit while it remains on nonaccrual status. Nonperforming loans as a percentage of net loans were 1.9% at September 30, 2003, a decrease of 74 basis points from 2.6% compared to year-end 2002.

Other real estate owned ("OREO"), which had a balance of $385 thousand at year-end 2002, increased $916 thousand and totaled $1.3 million at September 30, 2003. The increase in OREO is mainly due to the transfer to the Company of approximately $1.2 million in real estate that served as collateral for a portion of the pool of construction loans identified in the preceding paragraph.

TEMPORARY INVESTMENTS
---------------------

Temporary investments consist of interest bearing deposits with other banks, federal funds sold, and securities purchased under agreements to resell and totaled $30.3 million at September 30, 2003. This represents an increase of $7.2 million or 31.5% from year-end 2002. Temporary investments averaged $64.3 million for the first nine months of 2003, a decrease of $4.6 million from year-end 2002. The decrease is primarily a result of the Company's net funding position and the relationship between its principal subsidiary and the Commonwealth of Kentucky as described in preceding sections of this report. Temporary investments are reallocated as loan demand and other investment alternatives present the opportunity.

INVESTMENT SECURITIES
---------------------

Investment securities were $340.1 million on September 30, 2003, a decrease of $101.4 million or 23.0% from year-end 2002. Available for sale and held to maturity securities were $315.9 million and $24.2 million, respectively. Investment securities averaged $322.8 million for the first nine months of 2003, an increase of $6.4 million or 2.0% from year-end 2002. The increase in average investment securities is attributable to the Company's continued efforts to manage its net interest margin during a period of low market interest rates and correlates with the increase in average borrowed funds. The Company had an unrealized gain on available for sale investment securities of $2.1 million at September 30, 2003 compared to $5.5 million at year-end 2002. The decrease is primarily the result of a lower balance in the available for sale portfolio attributed to the sale of investment securities during the current period.

COMPANY-OWNED LIFE INSURANCE
----------------------------

The Company purchased life insurance policies on certain key employees, with their knowledge and consent, during the current year at a cost of $24.0 million. Company-owned life insurance is recorded at its cash surrender value, or the amount that can be realized, on the consolidated balance sheet with the related change in cash surrender value and proceeds received under the policies reported on the consolidated statement of income as tax-free noninterest income, which totaled $1.1 million for the current nine-month period. The Company is the sole beneficiary of proceeds received under the policies. Expected income from the purchase of the insurance policies will be used to offset the rising costs of the Company's various benefit plans as well as the additional costs of implementing a new postretirement health insurance program. Under the new postretirement health insurance plan, any employee that meets the service requirements upon retirement would be eligible to continue their health insurance coverage, identical to the coverage that is offered to active employees. The employee will pay 50% of the cost and the Company will pay 50%. It is currently estimated that the expense related to the new postretirement health insurance plan will be approximately $114 thousand per quarter for the remainder of 2003.

DEPOSITS
--------

Total deposits were $1.0 billion at September 30, 2003, an increase of $53.4 million or 5.6% from year-end 2002. Noninterest bearing deposits increased $57.6 million or 40.8% in the comparison. This increase is primarily due to the relationship between the Company's principal subsidiary and the Commonwealth of Kentucky as described in preceding sections of this report. On average, noninterest bearing deposits were $159.4 million during the current period, an increase of $8.5 million or 5.7%. End of period interest bearing deposit balances decreased $4.2 million or .5% during the nine months ended September 30, 2003 due primarily to a decrease in money market deposit accounts of $11.5 million or 10.0%. Other savings and interest bearing demand accounts were relatively unchanged at $65.5 million and $223.2 million, respectively. Time deposits increased $7.4 million or 1.8% in the end of period comparisons. On average, interest bearing deposits were $813.5 million in the current period, an increase of $26.0 million or 3.3% from year-end 2002. The increase in average interest bearing deposits is attributable to increases in interest bearing demand deposits of $7.4 million or 3.4%, time deposits of $18.7 million or 4.6%, and savings accounts of $3.0 million or 5.0%. Average money market deposit accounts declined $3.1 million or 2.9% in the comparison. Total deposits averaged $972.9 million, an increase of $34.6 million or 3.7% from year-end 2002.

BORROWED FUNDS
--------------

Borrowed funds totaled $122.0 million at September 30, 2003, a decrease of $60.3 million or 33.1% from $182.3 million at year-end 2002. A $59.8 million net decrease in short term borrowings coupled with a net decrease in long-term borrowings of $503 thousand account for the total decrease in borrowed funds. Federal funds purchased and securities sold under agreements to repurchase, which are included in short-term borrowings, decreased $51.7 million or 44.6% due primarily to the relationship between the Company's principal subsidiary and the Commonwealth of Kentucky as described in preceding sections of this report. Other short-term borrowings, primarily short-term borrowings from the Federal Home Loan Bank ("FHLB") declined $8.1 million to $1.1 million from $9.2 million. Total borrowed funds averaged $139.4 million, an increase of $3.4 million or 2.5% from year-end 2002.

LIQUIDITY

The Parent Company's primary use of cash consists of dividend payments to its common shareholders, purchases of its common stock, and other general operating purposes. Liquidity of the Parent Company depends primarily on the receipt of dividends from its subsidiary banks and cash balances maintained. As of September 30, 2003 combined retained earnings of the subsidiary banks were $45.6 million, of which $4.0 million was available for the payment of dividends to the Parent Company without obtaining prior approval from bank regulatory agencies. As a practical matter, payment of future dividends is also subject to the maintenance of other capital ratio requirements. During the current nine months ended September 30, 2003 the Parent Company received dividends of $30.8 million. Management expects that in the aggregate, its subsidiary banks will continue to have the ability to pay dividends in order to provide funds to the Parent Company during the remainder of 2003 sufficient to meet its liquidity needs. The Parent Company had cash balances of $26.3 million at September 30, 2003.

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

Liquid assets consist of cash, cash equivalents, and securities available for sale. At September 30, 2003, such assets totaled $451.9 million, a decrease of $28.3 million or 5.9% from year-end 2002. The decrease in liquid assets is attributed to the overall funding position of the Company combined with the purchase of company-owned life insurance on key employees during the current nine months. Net cash provided by operating activities was $17.3 million in the first nine months of 2003, an increase of $3.6 million or 26.3% compared to $13.7 million in the same period last year. Net cash provided by investing activities was $67.8 million, an increase of $29.6 million due primarily to a $40.1 million increase from investments securities transactions, lower net loans originated for investment in the current nine months of $14.9 million, and the purchase of company-owned life insurance on key employees of $24.0 million. Net cash used in financing activities was $16.2 million for the nine months ended September 30, 2003. In the prior nine-month comparison financing activities provided $84.1 million. The change is mainly due to lower funding activity during the current nine-month period compared to the activity in the same period a year earlier.

CAPITAL RESOURCES

Shareholders' equity was $125.2 million on September 30, 2003, a decrease of $573 thousand or .5% from year-end 2002. Treasury stock purchases along with a decline in unrealized gains on available for sale investment securities offset increases in other equity components.

The Company purchased 98 thousand shares of its outstanding common stock during the first nine months of 2003 for a total cost of $3.1 million. The Company issued 14 thousand shares of common stock during this same period pursuant to its nonqualified stock option plan. Dividends of $6.5 million or $.96 per share were declared during the first nine months of 2003, an increase of 3.2% per share compared to the prior year. Accumulated other comprehensive income, consisting of the unrealized holding gain on available for sale investment securities (net of tax) decreased $2.2 million from year-end 2002 primarily as a result of a lower balance in the available for sale investment portfolio attributed to the sale of investment securities during the current period.

Consistent with the objective of operating a sound financial organization, the Company's goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios as of September 30, 2003, the regulatory minimums and the regulatory standard for a "well capitalized" institution are as follows:

                             Farmers Capital        Regulatory          Well
                            Bank Corporation          Minimum        Capitalized
--------------------------------------------------------------------------------
Tier 1 risk based                 15.42%               4.00%            6.00%
Total risk based                  16.67%               8.00%           10.00%
Leverage                           9.95%               4.00%            5.00%

The capital ratios of all the subsidiary banks, on an individual basis, were in excess of the applicable minimum regulatory capital ratio requirements at September 30, 2003.

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51. This Interpretation provides new guidance for the consolidation of variable interest entities ("VIEs") and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The Interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The consolidation requirements apply immediately to VIEs created after January 31, 2003 and are effective for the first fiscal year or interim period ending after December 15, 2003 for VIEs acquired before February 1, 2003. The adoption of this interpretation is not expected have a significant impact on the Company's financial condition of results of operations.

In April 2003, The FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement is effective for contracts entered into or modified after June 30, 2003. Because the Company does not have these instruments or is only nominally involved in these instruments, management expects the adoption of this statement will not have a material effect on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. This statement affects the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. This statement requires that freestanding financial instruments that embody obligations for the issuer be classified as liabilities on the balance sheet. Most of this statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Because the Company does not have these instruments or is only nominally involved in these instruments, management expects the adoption of this statement will not have a material effect on the Company's consolidated financial statements.

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

At September 30, 2003, the model indicated that if rates were to gradually increase by 75 basis points during the calendar year, then net interest income and net income would increase .11% and .25%, respectively for the year ending December 31, 2003. The model indicated that if rates were to gradually decrease by 75 basis points over the same period, then net interest income and net income would decrease .07% and .13%, respectively.

In the current low interest rate environment, it is not practical or possible to reduce certain deposit rates by the same magnitude as rates on earning assets. The average rates paid on some of the Company's deposits are below 1.0%. This situation magnifies the model's predicted results when modeling a decrease in interest rates, as earning assets with higher yields have more of an opportunity to reprice at lower rates than lower-rate deposits.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

Previously filed in Part II, Item 1 of Farmers Capital Bank Corporation's quarterly report on Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference.

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

          31.1 CEO Certification (page 28)

          31.2 CFO Certification (page 29)

          32   CEO  &  CFO  Certifications   Pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002 (page 30)


b)        Reports on Form 8-K
          -------------------

          On October 20, 2003, the  Registrant  filed a report on Form 8-K under
          Item 12 reporting its earnings for the third quarter of 2003. There were no financial statements filed with this Form 8-K.

          On October 28, 2003, the  Registrant  filed a report on Form 8-K under item 5 reporting an increase in its quarterly dividend. There were no financial statements filed with this Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:      11/12/03                 /s/ G. Anthony Busseni
      --------------------          --------------------------------------------
                                    G. Anthony Busseni,
                                    President and CEO
                                    (Principal Executive Officer)


Date:      11-12-03                 /s/ C Douglas Carpenter
      --------------------          --------------------------------------------
                                    C. Douglas Carpenter,
                                    Vice President, Secretary, and CFO
                                    (Principal Financial and Accounting Officer)