Form 10-K
period 2003-12-31
FARMERS CAPITAL BANK CORP
filed 2004-03-12
CIK 713095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-14412

                        Farmers Capital Bank Corporation
             (Exact name of registrant as specified in its charter)

                Kentucky                                         61-1017851
---------------------------------------------            -----------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
or organization)                                          Identification Number)

P.O. Box 309, 202 West Main St.
Frankfort, Kentucky                                                40601
---------------------------------------------            -----------------------
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

           Securities registered pursuant to Section 12(g)of the Act:

                    Common Stock - $ .125 per share Par Value
                    -----------------------------------------
                                (Title of Class)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [x] No [ ]

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

The aggregate market value of the registrant's outstanding voting stock held by non-affiliates on June 30, 2003 (the last business day of the registrant's most recently completed second fiscal quarter) was $214,690,533.

As of March 11, 2004 there were 6,727,380 shares outstanding.

Documents incorporated by reference:

Portions of the Registrant's 2003 Annual Report to Shareholders are incorporated by reference into Part II.
Portions of the Registrant's Proxy Statement relating to the Registrant's 2004 Annual Meeting of Shareholders are incorporated by reference into Part III.

An index of exhibits filed with this Form 10-K can be found on page 16.

                        FARMERS CAPITAL BANK CORPORATION
                                    FORM 10-K
                                      INDEX

                                                                          Page
Part I

    Item 1.  Business                                                        3
    Item 2.  Properties                                                      9
    Item 3.  Legal Proceedings                                               9
    Item 4.  Submission of Matters to a Vote of Security Holders            10

Part II

    Item 5.  Market for Registrant's Common Equity, Related
             Stockholder Matters and Issuer Purchases of
             Equity Securities                                              10
    Item 6.  Selected Financial Data                                        11
    Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            12
    Item 7A. Quantitative and Qualitative Disclosures About Market Risk     12
    Item 8.  Financial Statements and Supplementary Data                    12
    Item 9.  Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure                            12
    Item 9A. Controls and Procedures                                        12

Part III

    Item 10. Directors and Executive Officers of the Registrant             13
    Item 11. Executive Compensation                                         13
    Item 12. Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters                     13
    Item 13. Certain Relationships and Related Transactions                 13
    Item 14. Principal Accountant Fees and Services                         13

Part IV

    Item 15. Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K                                                    14

    Signatures                                                              16
    Index of Exhibits                                                       17

                                     PART I

Item 1. Business
----------------

                                  Organization
                                  ------------

Farmers Capital Bank Corporation (the "Registrant" or the "Company") is a financial holding company. The Registrant was originally formed as a bank holding company under the Bank Holding Company Act of 1956, as amended, on October 28, 1982 under the laws of the Commonwealth of Kentucky. During 2000, the Registrant elected to change from a bank holding company to a financial holding company (see discussion in Supervision and Regulation section of this report). The Registrant's subsidiaries provide a wide range of banking and bank-related services to customers throughout Kentucky. The bank subsidiaries owned by the Registrant include Farmers Bank & Capital Trust Co. ("Farmers Bank"), Frankfort, Kentucky; United Bank & Trust Co. ("United Bank"), Versailles, Kentucky; Lawrenceburg National Bank ("Lawrenceburg Bank"), Harrodsburg, Kentucky; First Citizens Bank, Shepherdsville, Kentucky; Farmers Bank and Trust Company ("Farmers Georgetown Bank"), Georgetown, Kentucky; and Kentucky Banking Centers, Inc. ("Ky. Banking Centers"), Glasgow, Kentucky. The Registrant also owns FCB Services, Inc., ("FCB Services"), a nonbank data processing subsidiary located in Frankfort, Kentucky and Kentucky General Life Insurance Company, Inc., ("Kentucky General"), a nonbank insurance agency subsidiary located in Frankfort, Kentucky. The Registrant provides a broad range of financial services to individuals, corporations, and others through its 23 banking locations throughout Central Kentucky. These services primarily include the activities of lending and leasing, receiving deposits, providing cash management services, safe deposit box rental, and trust activities. Operations are managed and financial performance is evaluated at the subsidiary level. The Registrant's chief decision makers monitor the results of the various banking products and services of its subsidiaries. Accordingly, all of the Registrant's operations are considered by management to be aggregated in one reportable operating segment: commercial and retail banking. As of December 31, 2003, the Registrant had $1.3 billion in consolidated assets.


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
      .             .                  .               .                   .                .               .       Kentucky General
United Bank &  Lawrenceburg      Farmers Bank    Farmers Bank &    First Citizens    Kentucky Banking FCB Services,  Life Insurance
Trust Co.      National Bank   and Trust Company Capital Trust Co.       Bank        Centers, Inc.        Inc.        Company, Inc
Versailles, KY Harrodsburg, KY Georgetown, KY    Frankfort, KY    Shepherdsville, KY  Glasgow, KY     Frankfort, KY  Frankfort, KY
   100%            100%             100%              100%               100%             100%             100%            100%
     .                                .                 .                  .
     .                                .                 .                  .
     .                                .                 .                  ...............................................
     .                                .                 .                                                                .
     .                                .         .....................................................                    .
     .                        .........         .                .               .                  .                    .
     .                        .                 .                .               .                  .                    .
     .                        .                 .                .               .                  .                    .
     .              Community Development  Farmers Bank     Leasing One    Farmers Capital          .                    .
 EV Propeties, Inc.  of Kentucky, Inc.      Realty Co.     Corporation     Insurance Corp.  EG Properties, Inc.  EH Properties, Inc.
 Versailles, KY        Georgetown, KY      Frankfort, KY   Frankfort, KY   Frankfort, KY      Frankfort, KY         Frankfort, KY
  (Inactive)            (Inactive)             100%             100%            100%               100%                 100%
                                                                                  .
                                                                                  .
                                                                                  .
                                                                           Farmers Fidelity
                                                                        Insurance Agency, LLP
                                                                                 50%


Farmers Bank, originally organized in 1850, is a state chartered bank engaged in a wide range of commercial and personal banking activities, which include accepting savings, time and demand deposits; making secured and unsecured loans to corporations, individuals and others; providing cash management services to corporate and individual customers; issuing letters of credit; renting safe deposit boxes; and providing funds transfer services. The bank's lending activities include making commercial, construction, mortgage, and personal loans and lines of credit. The bank serves as an agent in providing credit card loans. It acts as trustee of personal trusts, as executor of estates, as trustee for employee benefit trusts and as registrar, transfer agent and paying agent for bond issues. Farmers Bank also acts as registrar, transfer agent and paying agent for the Registrant's stock. Farmers Bank is the general depository for the Commonwealth of Kentucky and has been for more than 70 years.

Farmers Bank is the largest bank chartered in Franklin County. It conducts business in its principal office and four branches within Frankfort, the capital of Kentucky. Franklin County is a diverse community, including government, commerce, finance, industry, medicine, education and agriculture. The bank also serves many individuals and corporations throughout Central Kentucky. On December 31, 2003, it had total consolidated assets of $569.5 million, including loans net of unearned income of $256.7 million. On the same date, total deposits were $444.3 million and shareholders' equity totaled $34.5 million.

Farmers Bank had four active subsidiaries during 2003: Farmers Bank Realty Co. ("Realty"), Leasing One Corporation ("Leasing One"), Farmers Capital Insurance Corporation ("Farmers Insurance"), and EG Properties, Inc. ("EG Properties"). In May 2000 Farmers Bank incorporated E Properties, Inc. This company was liquidated on December 31, 2001.

Realty was incorporated in 1978 for the purpose of owning certain real estate used by the Registrant and Farmers Bank in the ordinary course of business. Realty had total assets of $3.3 million on December 31, 2003.

Leasing One was incorporated in August 1993 to operate as a commercial equipment leasing company. It is located in Frankfort and is currently licensed to conduct business in thirteen states. In 1997, it began to service leases for unaffiliated third parties. At year-end 2003 it had total assets of $19.7 million, including leases net of unearned income of $21.6 million.

Farmers Insurance was organized in 1988 to engage in insurance activities permitted to the Registrant under federal and state law. Farmers Bank capitalized this corporation in December 1998. Farmers Insurance acts as an agent for Commonwealth Land Title Co. At year-end 2003 it had total assets of $1.1 million. Farmers Insurance holds a 50% interest in Farmers Fidelity
Insurance Company, LLP ("Farmers Fidelity"). The Creech & Stafford Insurance Agency, Inc., an otherwise unrelated party to the Registrant, also holds a 50% interest in Farmers Fidelity.

In November 2002 Farmers Bank incorporated EG Properties. EG Properties is involved in real estate management and liquidation for properties repossessed by Farmers Bank.

On February 15, 1985, the Registrant acquired United Bank, a state chartered bank originally organized in 1880. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. It conducts business in its principal office and two branches in Woodford County, Kentucky. During 2003 United Bank incorporated EV Properties, Inc. This company, which was inactive at year-end 2003, will be involved in real estate management and liquidation for properties repossessed by United Bank. Based on deposits, United Bank is the second largest bank chartered in Woodford County with total assets of $161.0 million and total deposits of $141.7 million at December 31, 2003.

On June 28, 1985, the Registrant acquired Lawrenceburg Bank, a national chartered bank originally organized in 1885. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. During 1998, it was granted permission by the Office of the Comptroller of the Currency ("OCC") to move its charter and main office to Harrodsburg, Kentucky in Mercer County. Construction of the new site in Harrodsburg was completed and operations began there in July 1999. Lawrenceburg Bank conducts business at the Harrodsburg site and two branches in Anderson County, Kentucky. Based on deposits, the Anderson County branches rank number one in size compared to all banks chartered in Anderson County. Total assets were $142.5 million and total deposits were $130.6 million at December 31, 2003.

On March 31, 1986, the Registrant acquired First Citizens Bank, a state chartered bank originally organized in 1964. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. During 1997, it applied and was granted permission by the Kentucky Department of Financial Institutions ("KDFI") to move its charter and main office to Shepherdsville, Kentucky in Bullitt County. First Citizens Bank completed construction of the site and began operations there in April 1998. During 1999, First Citizens Bank closed its South Dixie branch in Elizabethtown, Kentucky. It now conducts business in its four branches in Hardin County, Kentucky along with its principal office in Shepherdsville. During 2003 First Citizens Bank incorporated EH Properties, Inc. This company is involved in real estate management and liquidation for properties repossessed by First Citizens Bank. Based on deposits, First Citizens Bank's Hardin County branches rank number four in size compared to all banks chartered in Hardin County. Total assets were $169.2 million and total deposits were $140.9 million at December 31, 2003.

On June 30, 1986, the Registrant acquired Farmers Georgetown Bank, a state chartered bank originally organized in 1850. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. It conducts business in its principal office and three branches in Scott County, Kentucky. Based on deposits, Farmers Georgetown Bank is the largest bank chartered in Scott County with total assets of $195.3 million and total deposits of $132.5 million at December 31, 2003. On July 16, 2002, Farmers Georgetown Bank incorporated Community Development of Kentucky, Inc. ("CDK, Inc.") in order to apply to be certified as a Community Development Entity for participation in the New Markets Tax Credit Program ("Program") as provided by the Community Renewal Tax Relief Act of 2000. The Program is designed to promote economic development in qualified low-income communities as defined by the tax regulations. The Program is still evolving and the extent of the Company's participation will be determined at a future date.

On June 15, 1987, the Registrant acquired Horse Cave State Bank, a state chartered bank originally organized in 1926. During 1997, it received approval from the KDFI to move its charter to Glasgow, Kentucky. Subsequent to that approval, Horse Cave State Bank changed its name to Kentucky Banking Centers, Inc. Ky. Banking Centers is engaged in a general banking business providing full service banking to individuals, businesses, and governmental customers. It conducts business in its principal office in Glasgow and two branches in Hart County, Kentucky. Based on deposits, Ky. Banking Centers' Hart County branches rank number one in size compared to all banks chartered in Hart County. Total assets were $119.8 million and total deposits were $108.0 million at December 31, 2003.

FCB Services, organized in 1992, provides data processing services and support for the Registrant and its subsidiaries. It is located in Frankfort, Kentucky. During 1994, FCB Services began performing data processing services for nonaffiliated banks. FCB Services had total assets of $2.9 million at December 31, 2003.

Kentucky General was incorporated on June 22, 2000 to engage in insurance activities permitted by federal and state law. This corporation was inactive as of December 31, 2003.

On February 13, 2004 the Registrant entered into a Stock Purchase Agreement with Citizens Bank (Kentucky), Inc. ("Citizens Bank") and Premier Financial Bancorp, Inc. ("Premier") under which agreement the Registrant would acquire from Premier the capital stock of Citizens Bank for $14,500,000 in cash. Subject to the required regulatory approvals and other conditions set forth in the agreement, this transaction is expected to close during the second quarter of 2004.
Citizens Bank is a Kentucky state banking corporation which had total deposits of $65,486,000 as of December 31, 2003.



                                     Lending
                                     -------

A significant part of the Company's operating activities include originating loans, approximately 71% of which are secured by real estate at December 31, 2003. Real estate lending primarily includes loans secured by owner-occupied one-to-four family residential properties as well as commercial real estate mortgage loans to developers and owners of other commercial real estate. Real estate lending primarily includes both variable and adjustable rate products. Loan rates on variable rate loans generally adjust upward or downward immediately based on changes in the loan's index, normally prime rate as published in the Wall Street Journal. Rates on adjustable rate loans move upward or downward after an initial fixed term of normally 1, 3, or 5 years. However, rate adjustments on adjustable rate loans are made annually after the initial fixed term expires and are indexed primarily to shorter-term Treasury indexes. Generally, variable and adjustable rate loans contain provisions that cap annual increases at a maximum of 100 basis points with lifetime caps and floors of up to 600 basis points. The Registrant also makes fixed rate commercial real estate loans to a lesser extent with repayment terms generally not exceeding 12 months. The Registrant's subsidiary banks make first and second residential mortgage loans secured by real estate not to exceed 90% loan to value without seeking third party guarantees. Commercial real estate loans are made primarily to small and mid-sized businesses, secured by real estate not exceeding 80% loan to value. Other commercial loans are asset based loans secured by equipment and lines of credit secured by receivables and include lending across a diverse range of business types. Commercial lending and real estate construction lending, including commercial leasing, generally includes a higher degree of credit risk than other loans, such as residential mortgage loans. Commercial loans, like other loans, are evaluated at the time of approval to determine the adequacy of repayment sources and collateral requirements. Collateral requirements vary to some degree among borrowers and depend on the borrower's financial strength, the terms and amount of the loan, and collateral available to secure the loan. Credit risk results from the decreased ability or willingness to pay by a borrower. Credit risk also results when a liquidation of collateral occurs and there is a shortfall in collateral value as compared to a loans outstanding balance. For construction loans, inaccurate initial estimates of a property's value could lead to a property having a value that is insufficient to satisfy full payment of the amount of funds advanced for the property. Secured and unsecured consumer loans generally are made for automobiles, boats, and other motor vehicles. In most cases loans are restricted to the subsidiaries' general market area.

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

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, a law that addresses, among other issues, corporate governance, auditing and accounting oversight, executive compensation, and enhanced and timely disclosure of corporate information. The Nasdaq Stock Market has also proposed and adopted various corporate governance rules. These changes are intended to allow shareholders to more easily and efficiently monitor the performance of companies and their directors.

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

The Gramm-Leach-Bliley Act of 1999 ("GLB Act") signed into law in 1999 had a significant effect on Federal banking laws applicable to the Registrant and its subsidiary banks. The GLB Act permitted the Registrant to elect to become a financial holding company. The Registrant elected this option during the year 2000. In order to be granted status as a financial holding company, a bank holding company and each of its subsidiary depository institutions must be well capitalized, well managed, and have achieved at least a satisfactory record of meeting community credit needs at its most recent Community Reinvestment Act ("CRA") examination. A financial holding company is subject to corrective action by the FRB if any depository institution controlled by the company fails to maintain both well capitalized and well managed status. The GLB Act places limitations on a financial holding company's ability to engage in new financial activities and affiliations if the company fails to maintain its satisfactory CRA rating.

The GLB Act amended the BHC Act to allow a bank holding company that has elected financial holding company status to engage in an expanded list of permissible activities, including insurance and securities underwriting, among others. The GLB Act includes a system of functional regulation in which the FRB serves as the umbrella regulator of the holding company. The FRB regulates the Registrant's business activities in a variety of ways including, but not limited to, requirements on acquiring control of other banks and bank holding companies, limitations on activities and investments, and regulatory capital requirements. State and other federal financial regulators, such as the KDFI, OCC, the Federal Deposit Insurance Corporation ("FDIC"), and the Securities and Exchange Commission ("SEC") also regulate either affiliates of the Registrant or the Registrant itself.

The Registrant's state bank subsidiaries are subject to state banking law and regulation and periodic examinations by the KDFI. Lawrenceburg Bank, a national bank, is subject to similar regulation and supervision by the OCC under the National Bank Act and the Federal Reserve System under the Federal Reserve Act. Other regulations that apply to the Registrant's bank subsidiaries include, but are not limited to, insurance of deposit accounts, capital ratios, payment of dividends, liquidity requirements, the nature and amount of investments that can be made, transactions with affiliates, community and consumer lending, and internal policies and control.

The operations of the Registrant and its subsidiary banks are also affected by other banking legislation and policies and practices of various regulatory authorities. Such legislation and policies include statutory maximum rates on loans, reserve requirements, domestic monetary and fiscal policy, and limitations on the kinds of services that may be offered. During 2000, the State Wide Branching Bill became effective, which allows banks to open a branch anywhere in the Commonwealth of Kentucky. Previously, banks could only branch within the county where the main office was located.

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

                                    Employees
                                    ---------

As of December 31, 2003, the Registrant and its subsidiaries had 459 full-time equivalent employees. Employees are provided with a variety of employee benefits. A retirement plan, a profit-sharing (401K) plan, group life insurance, hospitalization, dental, and major medical insurance along with postretirement health insurance benefits are available to eligible personnel. Employees are not represented by a union. Management and employee relations are good.

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

On January 26, 2004, the Registrant's Board of Directors adopted an Employee Stock Purchase Plan. Under this Plan, in the discretion of the Board of Directors, employees of the Registrant and its subsidiaries could purchase
Registrant common stock at a discounted price and without payment of brokerage costs or other fees, in the process benefiting from the favorable tax treatment afforded such plans pursuant to Section 423 of the Internal Revenue Code. Approval of this Plan by the Registrant's shareholders is on the agenda for the Registrant's 2004 Annual Shareholders' Meeting on May 11, 2004.

                              Available Information
                              ---------------------

The Registrant makes available, free of charge through its website (www.farmerscapital.com), its Code of Ethics, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission.

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

As of December 31, 2003, there were various other pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material adverse effect upon the consolidated financial statements of the Company.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for Registrant's Common Equity,  Related Stockholder Matters, and
--------------------------------------------------------------------------------
        Issuer Purchases of Equity Securities
        -------------------------------------

The information set forth under the sections "Shareholder Information" and "Stock Prices" on page 22 of the 2003 Annual Report to Shareholders is hereby incorporated by reference. Additional information set forth under Footnote 16 in the notes to the Registrant's 2003 audited consolidated financial statements on pages 42 through 44 of the 2003 Annual Report to Shareholders is also hereby incorporated by reference.

STOCK TRANSFER AGENT AND REGISTRAR:

         Farmers Bank & Capital Trust Co.
         P.O. Box 309
         Frankfort, Kentucky 40602

The Registrant offers shareholders automatic reinvestment of dividends in shares of stock at the market price without fees or commissions. For a description of the plan and an authorization card, contact the Registrar above.

NASDAQ MARKET MAKERS:

         J.J.B. Hilliard, W.L. Lyons, Inc.           Morgan, Keegan and Company
         (502) 588-8400                              (800) 260-0280
         (800) 444-1854

         Knight Securities LP                        Trident Securities, Inc.
         (888) 302-9197                              (800) 340-6355

Item 6. Selected Financial Data
-------------------------------

SELECTED FINANCIAL HIGHLIGHTS

----------------------------------------------------------------------------------------------------------------------------
December 31,                                             2003           2002            2001           2000           1999
(In thousands, except per share data)
----------------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
Interest income                                    $   58,413     $   66,291      $   77,039     $   75,481     $   69,034
Interest expense                                       19,883         25,746          34,357         32,536         27,184
Net interest income                                    38,530         40,545          42,682         42,945         41,850
Provision for loan losses                               2,592          4,748           2,448          2,472          2,863
Net income                                             12,963         12,561          14,671         14,380         13,930
----------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
Net income -
  Basic                                             $    1.93     $     1.83      $     2.10     $     1.97     $     1.86
  Diluted                                                1.92           1.82            2.09           1.97           1.86
Cash dividends declared                                  1.29           1.25            1.21           1.17           1.13
Book value                                              18.83          18.52           17.89          17.49          16.82
----------------------------------------------------------------------------------------------------------------------------
SELECTED RATIOS
Percentage of net income to:
  Average shareholders' equity (ROE)                     10.39%        10.04%          11.93%         11.61%         11.20%
  Average total assets (ROA)                             1.04           1.04            1.28           1.40           1.41
Percentage of dividends declared to net income          66.91          68.38           57.70          59.33          60.66
Percentage of average shareholders'
  equity to average total assets                         9.98          10.37           10.75          12.06          12.58
----------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                         $  126,471     $  125,773      $  123,560     $  125,461     $  125,106
Total assets                                        1,318,565      1,275,602       1,183,530      1,204,752      1,039,787
Long-term debt                                         56,413         57,152          10,913         10,501          3,668
WEIGHTED AVERAGE SHARES  OUTSTANDING
  Basic                                                 6,727          6,870           6,982          7,304          7,478
  Diluted                                               6,770          6,910           7,025          7,307          7,478
----------------------------------------------------------------------------------------------------------------------------




Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations
        -------------

The discussion on pages 10 through 23 of the 2003 Annual Report to Shareholders is hereby incorporated by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

The information set forth under the item "Market Risk Management" on page 20 of the 2003 Annual Report to Shareholders is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

The information set forth below on pages 25 through 48 of the 2003 Annual Report to Shareholders is hereby incorporated by reference:

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

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
        Financial Disclosure
        --------------------

On October 28, 2002, the Audit Committee of the Registrant determined and approved the replacement of KPMG LLP ("KPMG") with Crowe Chizek and Company LLC ("Crowe Chizek") as its independent accountants. KPMG's services terminated at the completion of its audit and issuance of its related report on the Registrant's financial statements filed on Form 10-K for the Registrant's 2002 fiscal year ended December 31, 2002. Additional information regarding the change can be found in the Registrant's current report on Form 8-K filed with the SEC on November 4, 2002. There have been no disagreements between the Registrant and its independent accountants on any matter of accounting principles or practices or financial statement disclosure.

Item 9A.  Controls and Procedures
---------------------------------

The Registrant's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Registrant's disclosure controls and procedures as of the end of the period covered by this report, and have concluded that the Registrant's disclosure controls and procedures were adequate and effective to ensure that all material information required to be disclosed in this annual report has been made known to them in a timely fashion.

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



                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

                                     Positions and            Years of Service
                                     Offices With                 With the
Executive Officer1          Age      the Registrant               Registrant
--------------------------------------------------------------------------------

G. Anthony Busseni          55       President and CEO,               19*
                                     Director2
Allison B. Gordon           40       Senior Vice President3           17*


The Registrant has adopted a Code of Ethics that applies to the Registrant's directors, officers and employees, including the Registrant's chief executive officer and chief financial officer. The Registrant makes available its Code of Ethics on its Internet website at www.farmerscapital.com.

Additional information required by Item 10 is hereby incorporated by reference from the Registrant's definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 11, 2004 which will be filed with the Commission on or about April 1, 2004, pursuant to Regulation 14A.

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

3    Also a director of Farmers Bank, Farmers Georgetown Bank, and FCB Services.


Item 11. Executive Compensation
-------------------------------

Item 12.  Security  Ownership of Certain  Beneficial  Owners and  Management and
--------------------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

Item 14.  Principal Accountant Fees and Services
------------------------------------------------

The information required by Items 11 through 14 is hereby incorporated by reference from the Registrant's definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 11, 2004 which will be filed with the Commission on or about April 1, 2004, pursuant to Regulation 14A.



                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

                                                                     2003 Annual
                                                                      Report To
                                                                    Shareholders
(a)1. Financial Statements                                              Page
--------------------------

         Independent Auditors' Report                                       25

         Consolidated Balance Sheets at
              December 31, 2003 and 2002                                    26

         Consolidated Statements of Income
              for the years ended December 31, 2003, 2002, and 2001         27

         Consolidated Statements of Comprehensive Income
              for the years ended December 31, 2003, 2002, and 2001         28

         Consolidated Statements of Changes in
              Shareholders' Equity for the years
              ended December 31, 2003, 2002, and 2001                       29

         Consolidated Statements of Cash Flows
              for the years ended December 31, 2003, 2002, and 2001         30

         Notes to Consolidated Financial Statements                    31 - 48

(a)2. Financial Statement Schedules
-----------------------------------

          All schedules are omitted for the reason they are not required, or are not applicable, or the required information is disclosed elsewhere in the financial statements and related notes thereto.

(a)3. Exhibits:
---------------

     3.1 Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998).
     3.2 Amended and Restated Bylaws of the Registrant (incorporated by reference to Annual Report of Form 10-K for the fiscal year ended December 31, 1997).
     3.3 Amendments to Bylaws of the Registrant (incorporated by reference to Quarterly Report of Form 10-Q for the quarterly period ended March 31,
          2003).
     4 Articles of Incorporation and Bylaws of the Registrant (incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, the Annual Report of Form 10-K for the fiscal year ended December 31, 1997, and the Quarterly Report of Form 10-Q for the quarterly period ended March 31, 2003).
     13   2003 Annual Report to Shareholders
     21   Subsidiaries of the Registrant
     23.1 Independent Auditors' Consent (Crowe Chizek)
     23.2 Independent Auditors' Consent (KPMG)
     31.1 CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     31.2 CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     32 CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K
-----------------------

     On January 20, 2004, the Registrant filed a report on Form 8-K consisting of its press release issued on January 16, 2004 announcing the Registrant's earnings results for 2004. There were no financial statements filed with this Form 8-K.

     On February 20, 2004, the Registrant filed a report on Form 8-K consisting of its press release issued on February 13, 2004 announcing it had reached an agreement to acquire Citizens Bank (Kentucky), Inc. There were no financial statements filed with this Form 8-K.

(c) Exhibits
------------

     See Index of Exhibits set forth on page 17.

(d) Separate Financial Statements and Schedules
-----------------------------------------------

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

                                 FARMERS CAPITAL BANK CORPORATION


                                 By: /s/ G. Anthony Busseni
                                     ------------------------------------------
                                     G. Anthony Busseni
                                     President and Chief Executive Officer

                                Date:   March 5, 2004
                                     ------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ G. Anthony Busseni     President, Chief Executive Officer   March 5, 2004
---------------------------and Director (principal executive--------------------
G. Anthony Busseni         officer of the Registrant)


/s/ Frank W Sower, Jr.              Chairman                      3-12-2004
---------------------------                                 --------------------
Frank W. Sower, Jr.

/s/ Gerald R. Hignite               Director                      3/11/04
---------------------------                                 --------------------
Gerald R. Hignite

/s/ Lloyd C Hillard Jr.             Director                      3/11/04
---------------------------                                 --------------------
Lloyd C. Hillard, Jr.

/s/ W. Benjamin Crain               Director                      3/4/04
---------------------------                                 --------------------
W. Benjamin Crain

                                    Director
---------------------------                                 --------------------
Shelley S. Sweeney

/s/ Donald J Mullineaux             Director                      3/9/04
---------------------------                                 --------------------
Dr. Donald J. Mullineaux

/s/ Harold G Mays                   Director                      3/5/04
---------------------------                                 --------------------
Harold G. Mays

                                    Director
---------------------------                                 --------------------
Dr. John D. Sutterlin

/s/ Michael M Sullivan              Director                      3/8/04
---------------------------                                 --------------------
Michael M. Sullivan

/s/ J. Barry Banker                 Director                      3/5/04
---------------------------                                 --------------------
J. Barry Banker

/s/ Robert Roach Jr.                Director                      3/5/04
---------------------------                                 --------------------
Robert Roach, Jr.

/s/ C Douglas Carpenter    Vice President, Secretary and          3-4-04
---------------------------CFO (principal financial and     --------------------
C. Douglas Carpenter       accounting officer)

                                INDEX OF EXHIBITS




Exhibit                                                                   Page


13.  2003 Annual Report to Shareholders                                 Enclosed

21.  Subsidiaries of the Registrant                                         18

23.1 Independent Auditors' Consent (Crowe Chizek)                           19

23.2 Independent Auditors' Consent (KPMG)                                   20

31.1 CEO Certification Pursuant to Section 302 of the
     Sarbanes-Oxley Act of 2002                                             21

31.2 CFO Certification Pursuant to Section 302 of the
     Sarbanes-Oxley Act of 2002                                             22

32   CEO and CFO  Certifications  Pursuant to Section 906
     of the  Sarbanes-Oxley Act of 2002                                     23