Form 10-Q
period 2004-03-31
FARMERS CAPITAL BANK CORP
filed 2004-05-07
CIK 713095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                         For the transition period from
                          ____________ to ____________

                         Commission File Number 0-14412

                        FARMERS CAPITAL BANK CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Kentucky                                    61-1017851
---------------------------------------------      -----------------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
or organization)                                        Identification Number)

P.O. Box 309, 202 West Main Street
Frankfort, Kentucky                                             40602
---------------------------------------------      -----------------------------
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

                     Common stock, par value $.125 per share
                   6,729,791 shares outstanding at May 6, 2004

                                TABLE OF CONTENTS


Part I - Financial Information                                          Page No.
------------------------------                                          --------

     Item 1 - Financial Statements

         Unaudited Consolidated Balance Sheets -
             March 31, 2004 and December 31, 2003                            3

         Unaudited Consolidated Statements of Income -
             For the Three Months Ended
             March 31, 2004 and March 31, 2003                               4

         Unaudited Consolidated Statements of Comprehensive Income -
             For the Three Months Ended
             March 31, 2004 and March 31, 2003                               5

         Unaudited Consolidated Statements of Cash Flows -
             For the Three Months Ended
             March 31, 2004 and March 31, 2003                               6

         Unaudited Consolidated Statements of Changes in
             Shareholders' Equity -
             For the Three Months Ended
             March 31, 2004 and March 31, 2003                               7

         Notes to Unaudited Consolidated Financial Statements                8

     Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           10

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk    18

     Item 4 - Controls and Procedures                                       19

Part II - Other Information

     Item 1 - Legal Proceedings                                             19

     Item 2 - Changes in Securities, Use of Proceeds and Issuer Repurchases
              of Equity Securities                                          19

     Item 6 - Exhibits and Reports on Form 8-K                              20

     Signatures                                                             21

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

UNAUDITED CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------------------
                                                                                             March 31,       December 31,
(In thousands, except share data)                                                                2004               2003
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents:
     Cash and due from banks                                                               $    73,465        $    99,628
     Interest bearing deposits in other banks                                                    3,066              3,154
     Federal funds sold and securities purchased under
       agreements to resell                                                                     26,159             24,434
-----------------------------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                                      102,690            127,216
-----------------------------------------------------------------------------------------------------------------------------
Investment securities:
     Available for sale, amortized cost of $349,676 (2004) and $354,905 (2003)                 353,748            358,169
     Held to maturity, fair value of $ 24,873 (2004) and $26,201 (2003)                         23,548             24,789
-----------------------------------------------------------------------------------------------------------------------------
          Total investment securities                                                          377,296            382,958
-----------------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income                                                                  776,895            755,945
Allowance for loan losses                                                                      (11,294)           (11,292)
-----------------------------------------------------------------------------------------------------------------------------
          Loans, net                                                                           765,601            744,653
-----------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                     24,167             24,115
Company-owned life insurance                                                                    25,915             25,510
Other assets                                                                                    12,053             14,113
-----------------------------------------------------------------------------------------------------------------------------
          Total assets                                                                     $ 1,307,722        $ 1,318,565
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits:
     Noninterest bearing                                                                   $   171,871        $   226,650
     Interest bearing                                                                          856,530            841,672
-----------------------------------------------------------------------------------------------------------------------------
          Total deposits                                                                     1,028,401          1,068,322
-----------------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under agreements to repurchase                      86,186             56,698
Other short-term borrowings                                                                        315                418
Long-term debt                                                                                  53,744             56,413
Dividends payable                                                                                2,220              2,215
Other liabilities                                                                                8,220              8,028
-----------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                                  1,179,086          1,192,094
-----------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Common stock, par value $.125 per share
     9,608,000 shares authorized; 8,172,119 and 8,160,919
     shares issued at March 31, 2004 and December 31, 2003, respectively                         1,022              1,020
Capital surplus                                                                                 19,020             18,670
Retained earnings                                                                              146,777            145,489
Treasury stock, at cost 1,444,739 shares at March 31, 2004 and December 31, 2003               (40,830)           (40,830)
Accumulated other comprehensive income                                                           2,647              2,122
-----------------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity                                                           128,636            126,471
-----------------------------------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity                                       $ 1,307,722        $ 1,318,565
-----------------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.


UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
---------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
Three months ended March 31,                                                     2004                 2003
---------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                                   $ 11,729             $ 12,229
Interest on investment securities:
     Taxable                                                                    1,964                2,299
     Nontaxable                                                                   946                  803
Interest on deposits in other banks                                                10                   15
Interest of federal funds sold and securities purchased under
     agreements to resell                                                          90                  162
---------------------------------------------------------------------------------------------------------------
          Total interest income                                                14,739               15,508
---------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits                                                            3,674                4,647
Interest on federal funds purchased and securities sold under
    agreements to repurchase                                                      218                  259
Interest on other borrowed funds                                                  502                  550
---------------------------------------------------------------------------------------------------------------
          Total interest expense                                                4,394                5,456
---------------------------------------------------------------------------------------------------------------
          Net interest income                                                  10,345               10,052
---------------------------------------------------------------------------------------------------------------
Provision for loan losses                                                         365                  385
---------------------------------------------------------------------------------------------------------------
          Net interest income after provision for loan losses                   9,980                9,667
---------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Service charges and fees on deposits                                            1,894                1,835
Other service charges, commissions, and fees                                      884                  920
Data processing income                                                            334                  345
Trust income                                                                      414                  399
Investment securities gains, net                                                   82                  147
Gains on sale of mortgage loans, net                                               44                  189
Income from company-owned life insurance                                          405                  265
Other                                                                              30                   66
---------------------------------------------------------------------------------------------------------------
          Total noninterest income                                              4,087                4,166
---------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits                                                  5,394                5,068
Occupancy expenses, net                                                           662                  658
Equipment expenses                                                                950                  937
Bank franchise tax                                                                341                  334
Other                                                                           2,335                2,142
---------------------------------------------------------------------------------------------------------------
          Total noninterest expense                                             9,682                9,139
---------------------------------------------------------------------------------------------------------------
          Income before income taxes                                            4,385                4,694
---------------------------------------------------------------------------------------------------------------
Income tax expense                                                                877                1,101
---------------------------------------------------------------------------------------------------------------
          Net income                                                          $ 3,508              $ 3,593
---------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE
     Basic                                                                    $   .52              $   .53
     Diluted                                                                      .52                  .53
---------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic                                                                      6,723                6,764
     Diluted                                                                    6,784                6,798
---------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.


UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
---------------------------------------------------------------------------------------------------------------
Three months ended March 31, (In thousands)                                      2004                 2003
---------------------------------------------------------------------------------------------------------------
NET INCOME                                                                   $  3,508             $  3,593
     Unrealized holding gain (loss) on available for sale
     securities arising during the period on securities held
     at end of period, net of tax of $302 and $(398), respectively                560                 (740)

Reclassification adjustment for prior period unrealized gain previously reported in other comprehensive income recognized
     during current period, net of tax of $19 and $61, respectively               (35)                (114)
---------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                                 525                 (854)
---------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                         $  4,033             $  2,739
---------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------------
Three months ended March 31, (In thousands)                                                    2004                 2003
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                          $    3,508           $    3,593
          Depreciation and amortization                                                         721                  741
          Net amortization of investment security premiums and (discounts):
                Available for sale                                                              466                  453
                Held to maturity                                                                (11)                 (18)
          Provision for loan losses                                                             365                  385
          Noncash compensation expense                                                           69                  107
          Mortgage loans originated for sale                                                 (3,718)             (15,555)
          Proceeds from sale of mortgage loans                                                2,341               13,483
          Deferred income tax (benefit) expense                                                (519)                  86
          Gains on sale of mortgage loans, net                                                  (44)                (189)
          Gains on sale of premises and equipment, net                                                                (2)
          Gains on sale of available for sale investment securities, net                        (82)                (147)
          Decrease in accrued interest receivable                                                18                  234
          Income from company-owned life insurance                                             (405)                (265)
          Decrease (increase) in other assets                                                 1,556               (2,946)
          Decrease in accrued interest payable                                                  (11)                (186)
          Increase in other liabilities                                                         928                  672
----------------------------------------------------------------------------------------------------------------------------
             Net cash provided by operating activities                                        5,182                  446
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities and calls of investment securities:
          Available for sale                                                                 62,914              134,522
          Held to maturity                                                                    1,254                1,204
     Proceeds from sale of available for sale investment  securities                         22,036               74,137
     Purchase of available for sale investment securities                                   (80,107)             (95,055)
     Loans originated for investment, net of principal collected                            (19,892)               2,339
     Purchase of company-owned life insurance                                                                    (23,949)
     Purchase of premises and equipment                                                        (778)                (785)
     Proceeds from sale of equipment                                                              5                    3
----------------------------------------------------------------------------------------------------------------------------
             Net cash (used in) provided by investing activities                            (14,568)              92,416
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net (decrease) increase in deposits                                                    (39,921)               2,764
     Net increase (decrease) in federal funds purchased and securities
           sold under agreements to repurchase                                               29,488              (61,140)
     Proceeds from long-term debt                                                                                  1,683
     Repayments of long-term debt                                                            (2,699)                (665)
     Net decrease in other short-term borrowings                                               (103)                (566)
     Dividends paid                                                                          (2,215)              (2,191)
     Purchase of common stock                                                                                     (2,112)
     Stock options exercised                                                                    280                   71
----------------------------------------------------------------------------------------------------------------------------
             Net cash used in financing activities                                          (15,140)             (62,156)
----------------------------------------------------------------------------------------------------------------------------
             Net (decrease) increase in cash and cash equivalents                           (24,526)              30,706
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                                              127,216               67,101
----------------------------------------------------------------------------------------------------------------------------
             Cash and cash equivalents at end of period                                  $  102,690           $   97,807
----------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
     Interest                                                                            $    4,405           $    5,642
     Income taxes
Transfers from loans to repossessed assets                                                       31                  173
Cash dividend declared and unpaid                                                             2,220                2,158
----------------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                                                                      Accumulated
                                                                                                         Other             Total
Three months ended                        Common Stock     Capital   Retained      Treasury Stock    Comprehensive     Shareholders'
March 31, 2004 and 2003               Shares     Amount    Surplus   Earnings   Shares     Amount       Income            Equity
------------------------------------------------------------------------------------------------------------------------------------
  Balance at January 1, 2004           8,161     $1,020    $18,670   $145,489    1,445   $(40,830)       $2,122           $126,471

Net income                                                              3,508                                                3,508
Other comprehensive income                                                                                  525                525
Cash dividends declared,
  $.33 per share                                                       (2,220)                                              (2,220)
Stock options exercised,
  including related tax benefits          11          2        281                                                             283
Noncash compensation expense
  attributed to stock option grants                             69                                                              69
------------------------------------------------------------------------------------------------------------------------------------
  Balance at March 31, 2004            8,172     $1,022    $19,020   $146,777    1,445   $(40,830)       $2,647           $128,636
------------------------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------------------------
  Balance at January 1, 2003           8,136     $1,017    $17,623   $141,199    1,344   $(37,627)       $3,561           $125,773

Net income                                                              3,593                                                3,593
Other comprehensive loss                                                                                   (854)              (854)
Cash dividends declared,
  $.32 per share                                                       (2,158)                                              (2,158)
Purchase of common stock                                                            68     (2,112)                          (2,112)
Stock options exercised                    3                    71                                                              71
Noncash compensation expense
  attributed to stock option grants                            107                                                             107
------------------------------------------------------------------------------------------------------------------------------------
  Balance at March 31, 2003            8,139     $1,017    $17,801   $142,634    1,412   $(39,739)       $2,707           $124,420
------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The consolidated financial statements include the accounts of Farmers Capital Bank Corporation (the "Company"), a financial holding company, and its wholly-owned six bank and one nonbank subsidiaries. Bank subsidiaries include Farmers Bank & Capital Trust Co. ("Farmers Bank") in Frankfort, KY; United Bank & Trust Co. in Versailles, KY; Lawrenceburg National Bank in Harrodsburg, KY; First Citizens Bank in Shepherdsville, KY; Farmers Bank and Trust Company in Georgetown, KY; and Kentucky Banking Centers, Inc. in Glasgow, KY. The Company's nonbank subsidiary is FCB Services, Inc., a data processing subsidiary located in Frankfort, KY. Intercompany transactions and balances are eliminated in consolidation. Leasing One Corporation and Farmers Capital Insurance Corporation are wholly-owned subsidiaries of Farmers Bank.

The Company provides financial services through its 23 locations throughout Central Kentucky to individual, business, agriculture, government, and educational customers. Its primary deposit products are checking, savings, and term certificate accounts. Its primary lending products are residential mortgage, commercial lending and leasing, and installment loans. Substantially all loans and leases are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans and leases are expected to be repaid from cash flow from operations of businesses. Farmers Bank has served as the general depository for the Commonwealth of Kentucky for over 70 years and also provides investment and other services to the Commonwealth. Other services include, but are not limited to, cash management services, issuing letters of credit, safe deposit box rental, and providing funds transfer services. Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions and federal funds sold.

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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

2.   RECLASSIFICATIONS

Certain reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation. These reclassifications do not affect net income or total shareholders' equity as previously reported.

3.   NET INCOME PER COMMON SHARE

Basic net income per common share is determined by dividing net income by the weighted average total number of shares of common stock outstanding. Diluted net income per common share is determined by dividing net income by the total weighted average number of shares of common stock outstanding, plus the total weighted average number of shares that would be issued upon exercise of dilutive stock options assuming proceeds are used to repurchase shares pursuant to the treasury stock method. Net income per common share computations were as follows at March 31, 2004 and 2003.


------------------------------------------------------------------------------
(In thousands, except per share data)
Three months ended March 31,                            2004            2003
------------------------------------------------------------------------------
Net income, basic and diluted                      $   3,508      $    3,593
------------------------------------------------------------------------------

Average shares outstanding                             6,723           6,764
Effect of dilutive stock options                          61              34
------------------------------------------------------------------------------
Average diluted shares outstanding                     6,784           6,798
------------------------------------------------------------------------------

Net income per share, basic                        $     .52        $    .53
Net income per share, diluted                            .52             .53
------------------------------------------------------------------------------


4.   STOCK-BASED COMPENSATION

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

--------------------------------------------------------------------------------
(In thousands, except per share data)
Three months ended March 31,                                 2004         2003
--------------------------------------------------------------------------------
NET INCOME
  As reported                                             $ 3,508     $  3,593
  Add:  Stock-based employee compensation expense
        included in reported net income, net of
        related tax effects                                    45           70
  Less: Stock-based compensation expense determined
        under fair value based method for all awards,
        net of related tax effects                            (59)         (85)
--------------------------------------------------------------------------------
Proforma                                                  $  3,494    $  3,578
--------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE
  Basic, as reported                                      $    .52    $    .53
  Basic, proforma                                              .52         .53

  Diluted, as reported                                         .52         .53
  Diluted, proforma                                            .52         .53
--------------------------------------------------------------------------------

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


RESULTS OF OPERATIONS

                    First Quarter 2004 vs. First Quarter 2003
                    -----------------------------------------

The Company reported net income of $3.5 million for the first three months of 2004, a decrease of $85 thousand or 2.4% compared to $3.6 million for the same period in 2003. Basic and diluted net income per share was $.52 for the current quarter, a decrease of $.01 or 1.9% compared to $.53 a year earlier. The 1.9% decrease in net income per share is 50 basis points better than the 2.4% decrease reported in dollar terms due to the effect of fewer common shares outstanding pursuant to the Company's stock purchase program.

Net interest income for the current quarter was $10.3 million, an increase of $293 thousand or 2.9% compared to the same period a year earlier and represents the highest level of quarterly net interest income since the fourth quarter of 2001. This is significant since 2001 was the year in which the Federal Reserve Board (the "Fed") cut the federal funds rate eleven times, leading to the lowest overall market interest rates in recent history. For the Company, this has resulted in lower net interest margins as, in general, rates earned on earning assets have decreased more rapidly than rates paid on interest bearing liabilities.

Offsetting the increase in net interest income was a $79 thousand or 1.9% decrease in noninterest income coupled with a $543 thousand or 5.9% increase in noninterest expenses. The decrease in noninterest income is primarily attributed to a $145 thousand or 76.7% decrease in gains on the sale of mortgage loans due to lower origination activity and a $65 thousand or 44.2% decrease in gains on the sale of investment securities. The increase in noninterest expenses is primarily attributed to a $326 thousand or 6.4% increase in salaries and employee benefits. Employee benefits account for $274 thousand of the increase. A significant portion of this increase relates to the new postretirement health insurance coverage initiated late in the first quarter of 2003. The effective income tax rate declined to 20.0% from 23.5% in the three month comparison on a decline in income tax expense of $224 thousand or 20.3%.

The return on average assets ("ROA") was 1.10% for the first quarter of 2004, a decrease of 7 basis points compared to 1.17% reported for the same period of 2003. Significant components that positively affected ROA in the comparison include the following: an increase in net interest margin of 12 basis points to 3.83%; a decrease of 2 basis points in the provision for loan losses relative to average assets; and an 8 basis point decrease in income taxes relative to average earning assets. Components that had a negative effect on ROA include the following: a decrease in the earning asset ratio contributing 15 basis points; an increase of 4 basis points in noninterest expense relative to average assets; and a 10 basis point decrease in noninterest income relative to average assets. The return on average equity was 11.09% for the first quarter of 2004 compared to 11.66% for the same period of 2003. The decrease is due to lower net income reported in the current period combined with a $2.3 million increase in average equity compared to the same period a year ago.

NET INTEREST INCOME
-------------------

Although some economic measures are beginning to improve, continuing weaknesses in the overall economic environment remain present and have impacted the Company's net interest income in the reporting periods. The trend of the interest rate environment for 2003 was downward primarily as a result of previous short-term interest rate reductions taken by the Fed. The effects of prior rate reductions by the Fed along with intense competition in the Company's market areas have tightened recent quarterly net interest margins.

The reported increase in net interest income in the current quarterly comparison represents the first increase in a quarter-to-quarter comparison since a $139 thousand or 1.3% increase reported in the second quarter of 2001 compared to the second quarter of 2000. The increase in net interest income in the current quarterly comparison was driven by a $1.1 million decrease in interest expense primarily attributed to lower interest rates on time deposits. The decrease in interest expense more than offset a decline in interest income of $769 thousand. For the current period, this reverses the recent trend of rates on earning assets, in general, declining more rapidly than rates paid on interest bearing liabilities associated with the general decline in the interest rate environment over the past two years. During the falling rate environment, the challenge has been to reduce the rates paid on interest bearing liabilities (primarily deposits) to offset the decline in the yield on variable rate assets (primarily loans) while remaining competitive in our markets.

The Company's tax equivalent ("TE") yield on earning assets for the current three months was 5.37%, a reduction of 27 basis points from 5.64% in the same period a year ago. The cost of funds for the current three months was 1.80%, a decline of 51 basis points compared to 2.31% in the same period a year earlier. A goal of the Company in the current interest rate environment is to increase earning assets and decrease the interest rates paid on interest bearing liabilities. Average earning assets were relatively unchanged at $1.1 billion in the quarterly comparison. As a percentage of total average assets, earning assets decreased 345 basis points to 88.90% from 92.35%. This decrease had a negative 15 basis point effect on ROA in the comparison.

Interest income totaled $14.7 million for the first quarter of 2004, a decrease of $769 thousand or 5.0% compared to the same period in the prior year. Interest expense totaled $4.4 million, a decrease of $1.1 million or 19.5%. Net interest income increased $293 thousand or 2.9% in the comparison and totaled $10.3 million at March 31, 2004.

Interest and fees on loans totaled $11.7 million, a decrease of $500 thousand mainly due to a decrease in the average rate earned. Average loans increased $28.1 million or 3.8% to $764.2 million in the comparison due to higher loan demand in a lower rate environment. The tax equivalent yield on loans decreased 58 basis points to 6.2% from 6.8% and offset the effects of higher average balances on interest income. Interest on taxable securities was $2.0 million, a decrease of $335 thousand or 14.6% due primarily to a $34.6 million or 12.2% decrease in the average balance. An 11 basis point decline in the average rate to 3.2% from 3.3% also contributed to the decrease in interest on taxable securities. Interest on nontaxable securities increased $143 thousand or 17.8% due to a $20.4 million increase in the average balance to $92.1 million from $71.6 million. This increase offset a decline in the tax equivalent yield of 57 basis points to 6.1% from 6.7%. Interest on short-term investments, including time deposits in other banks, federal funds sold, and securities purchased under agreements to resell, decreased $77 thousand, which is due to both an $18.1 million or 30.7% decrease in the average balance and a 24 basis point decline in the average rate earned on these investments to 1.0% from 1.2%.

Interest expense on deposits decreased $973 thousand or 20.9% to $3.7 million in the quarterly comparison. This decrease resulted from a general decline in the average rate paid throughout the deposit portfolio and correlates with the general decline in market interest rates in the reporting periods. The decline in the average rates paid offset increases in average balances. The decline in interest expense on deposits was as follows: time deposits $857 thousand or 22.3%; interest bearing demand deposits $72 thousand or 20.3%; and savings deposits $44 thousand or 9.7%. The average rate paid on time deposits, the largest component of interest bearing deposits, was 2.8% for the first quarter of 2004 compared to 3.7% for the same period of 2003. The average balance of time deposits increased $8.2 million or 2.0% to $425.8 million. The average rate paid on interest bearing demand deposits declined 16 basis points to .5% from ..6% while the average balance increased $12.2 million or 5.5% to $235.1 million. The average rate paid on savings deposits decreased 21 basis points to .9% from 1.1% while the average balance increased $19.2 million or 11.3% to $189.4
million  from  $170.2  million.   Interest  expense  on  overnight   borrowings,
consisting of federal funds purchased and securities sold under agreements to repurchase, decreased $41 thousand due to an 18 basis point decline in the average rate paid along with a $2.4 million decline in their average balance. Interest expense on other borrowed funds decreased $48 thousand in the comparison as lower borrowings from the Federal Home Loan Bank ("FHLB") decreased the average balance outstanding. The average balance of other borrowed funds totaled $55.1 million, a decrease of $10.6 million or 16.1% in the comparison. The average rate paid on other borrowed funds increased 27 basis points to 3.7% from 3.4%.

The net interest margin (TE) increased 12 basis points to 3.83% during the first quarter of 2004 compared to 3.71% in the first quarter of 2003. The increase in net interest margin is primarily attributed to a 24 basis point increase in the spread between rates earned on earning assets and the rates paid on interest bearing liabilities to 3.57% in the current quarter from 3.33% in the first quarter of 2003. A 12 basis point reduction from the benefit of noninterest bearing sources of funds offset the 24 basis point increase in spread, resulting in the increased net interest margin. The effect of noninterest bearing sources of funds on net interest margin typically declines in a falling rate environment.

The following tables present an analysis of net interest income for the quarterly periods ended March 31.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:  INTEREST RATES AND INTEREST DIFFERENTIAL
-----------------------------------------------------------------------------------------------------------------------------------
Three months ended March 31,                                   2004                                         2003
                                              Average                         Average         Average                    Average
(In thousands)                                Balance         Interest          Rate          Balance      Interest       Rate
-----------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Investment securities
  Taxable                                    $   247,953        $  1,964           3.19%    $   282,563     $  2,299         3.30%
  Nontaxable1                                     92,073           1,398           6.11          71,648        1,181         6.68
Time deposits with banks,
  federal funds sold and
  securities purchased
  under agreements to resell                      40,879             100            .98          59,027          177         1.22
Loans1,2,3                                       764,161          11,818           6.22         736,039       12,339         6.80
-----------------------------------------------------------------------------------------------------------------------------------
     Total earning assets                      1,145,066        $ 15,280           5.37%      1,149,277     $ 15,996         5.64%
-----------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses                        (11,404)                                       (11,279)
-----------------------------------------------------------------------------------------------------------------------------------
     Total earning assets, net
     of allowance for loan losses              1,133,662                                      1,137,998
-----------------------------------------------------------------------------------------------------------------------------------
NONEARNING ASSETS
Cash and due from banks                           93,893                                         64,383
Premises and equipment, net                       24,191                                         24,045
Other assets                                      36,363                                         18,109
-----------------------------------------------------------------------------------------------------------------------------------
     Total assets                            $ 1,288,109                                    $ 1,244,535
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST BEARING LIABILITIES
Deposits
  Interest bearing demand                    $   235,050        $    282            .48%    $   222,879     $    354          .64%
  Savings                                        189,426             409            .87         170,183          453         1.08
  Time                                           425,781           2,983           2.82         417,581        3,840         3.73
Federal funds purchased
  and securities sold
  under agreements to repurchase                  78,427             218           1.12          80,828          259         1.30
Other borrowed funds                              55,050             502           3.67          65,609          550         3.40
-----------------------------------------------------------------------------------------------------------------------------------
     Total interest bearing liabilities          983,734        $  4,394           1.80%        957,080     $  5,456         2.31%
-----------------------------------------------------------------------------------------------------------------------------------
NONINTEREST BEARING LIABILITIES
Commonwealth of Kentucky deposits                 36,384                                         32,918
Other demand deposits                            132,825                                        121,013
Other liabilities                                  7,914                                          8,535
-----------------------------------------------------------------------------------------------------------------------------------
     Total liabilities                         1,160,857                                      1,119,546
-----------------------------------------------------------------------------------------------------------------------------------
     Shareholders' equity                        127,252                                        124,989
-----------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and
     shareholders' equity                    $ 1,288,109                                    $ 1,244,535
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                               10,886                                      10,540
TE basis adjustment                                                 (541)                                       (488)
-----------------------------------------------------------------------------------------------------------------------------------
     Net interest income                                        $ 10,345                                    $ 10,052
-----------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                                3.57%                                     3.33%
Impact of noninterest bearing
  sources of funds                                                                  .26                                       .38
-----------------------------------------------------------------------------------------------------------------------------------
Net interest margin                                                                3.83%                                     3.71%
-----------------------------------------------------------------------------------------------------------------------------------
1Income and yield  stated at a fully tax  equivalent  basis  using the  marginal corporate Federal tax rate of 35%.
2Loan balances  include  principal  balances  on  nonaccrual  loans.
3Loan  fees included in interest  income amounted to $619 thousand and $521 thousand in 2004 and 2003, respectively.


ANALYSIS OF CHANGES IN NET INTEREST INCOME (TAX EQUIVALENT BASIS)
--------------------------------------------------------------------------------------------------------
(In thousands)                                               Variance         Variance Attributed to
Three months ended March 31,                                2004/20031         Volume          Rate
--------------------------------------------------------------------------------------------------------
INTEREST INCOME
Taxable investment securities                               $   (335)       $  (263)       $    (72)
Nontaxable investment securities2                                217            795            (578)
Time deposits with banks, federal funds sold and
   securities purchased under agreements to resell               (77)           (47)            (30)
Loans2                                                          (521)         2,480          (3,001)
--------------------------------------------------------------------------------------------------------
     Total interest income                                      (716)         2,965          (3,681)
--------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest bearing demand deposits                                 (72)           115            (187)
Savings deposits                                                 (44)           247            (291)
Time deposits                                                   (857)           503          (1,360)
Federal funds purchased and securities sold under
   agreements to repurchase                                      (41)            (7)            (34)
Other borrowed funds                                             (48)          (269)            221
--------------------------------------------------------------------------------------------------------
     Total interest expense                                   (1,062)           589          (1,651)
--------------------------------------------------------------------------------------------------------
Net interest income                                         $    346        $ 2,376        $ (2,030)
--------------------------------------------------------------------------------------------------------
Percentage change                                              100.0%        686.7%         (586.7)%
--------------------------------------------------------------------------------------------------------
1The changes  that are not  solely  due to rate or  volume  are  allocated  on a percentage  basis using the absolute values of rate and volume variances as a basis for allocation.
2Income stated at fully tax equivalent basis using the marginal corporate
 Federal tax rate of 35%.


NONINTEREST INCOME
------------------

Noninterest income was $4.1 million for the current quarter, a decrease of $79 thousand or 1.9% compared to the first quarter of the prior year. The largest component of noninterest income, service charges and fees on deposits, totaled $1.9 million at March 31, 2004, an increase of $59 thousand or 3.2% due to increased overdraft volumes. Other service charges, commissions, and fees were $884 thousand, a decline of $36 thousand or 3.9%. Leading the decrease in other service charges, commissions, and fees was a $24 thousand decline in credit life insurance fees. Data processing fees were $334 thousand, a decrease of $11 thousand from $345 thousand in the prior year. Trust income grew to $414 thousand from $399 thousand, an increase of $15 thousand or 3.8% as a result of an increase in assets under management. Net gains on the sale of available for sale securities for the current quarter were $82 thousand compared to $147 thousand in the prior year as the Company continually seeks to properly manage its balance sheet composition in the current economic environment. Net gains on the sale of mortgage loans were $44 thousand, a decrease of $145 thousand from $189 thousand in the prior year. Mortgage loans originated for sale, which declined sharply in the fourth quarter of 2003, declined $11.8 million or 76.1% in the current quarterly comparison. Mortgage loan activity in the current quarter is reflective of lower refinancing activity. Income from company-owned life insurance, purchased during the first quarter of 2003, was $405 thousand in the current period, an increase of $140 thousand or 52.8%. The increase is the result of a full quarter of income being recognized in the current period compared to a partial quarter of income in the prior period due to the timing of the purchase. Other noninterest income totaled $30 thousand, a decrease of $36 thousand compared to a year earlier.

NONINTEREST EXPENSE
-------------------

Total noninterest expenses were $9.7 million for the first quarter of 2004, an increase of $543 thousand or 5.9% compared to the first quarter of 2003. Salaries and employee benefits account for a significant portion of the increase. Driven mainly by an increase in employee benefit expenses, salaries and employee benefits increased a total of $326 thousand or 6.4%. Employee benefit related expenses were $274 thousand higher in the current period mainly due to an increase related to the new postretirement health insurance coverage initiated late in the first quarter of 2003. Salaries and related payroll taxes increased $87 thousand or 2.1% to $4.2 million mainly due to normal salary increases. Noncash compensation expense related to the Company's nonqualified stock option plan declined $36 thousand or 34.3% due to the structure of the vesting schedule. The number of full time equivalent employees was 455, relatively unchanged from the same period a year earlier. Occupancy expense, net of rental income, was also relatively unchanged at $662 thousand as increased utilities costs were offset by lower depreciation and maintenance costs. Equipment expenses totaled $950 thousand, up $13 thousand or 1.4%. Other noninterest expenses, including bank franchise taxes, were $2.7 million, an increase of $200 thousand or 8.1% from $2.5 million in the prior year. The increase in other noninterest expenses was lead by a $100 thousand increase in losses attributed to (non real estate) foreclosed assets.

INCOME TAXES
------------

Income tax expense for the first quarter of 2004 was $877 thousand, a decrease of $224 thousand or 20.3% from the same period a year earlier. The effective tax rate decreased 346 basis points to 20.0% from 23.5% in 2003. The change in the effective tax rate is due to lower forecasted annualized net income in the current three months compared to the same period a year ago combined with higher nontaxable interest income from municipal bonds and nontaxable income from the increase in cash surrender value of company-owned life insurance.

FINANCIAL CONDITION

Total assets were $1.3 billion on March 31, 2004, a decrease of $10.8 million or ..8% from December 31, 2003. The decrease in assets primarily includes a $24.5 million or 19.3% lower balance in cash and cash equivalents and a decrease in investment securities of $5.7 million or 1.5% offset by an increase in net loans of $21.0 million or 2.8%. The decrease in total assets relates to a $39.9 million or 3.7% decline in deposits offset by a $26.7 million or 23.5% increase in other borrowings and a $2.2 million or 1.7% increase in shareholders' equity. The makeup of the balance sheet continually changes as the Company responds to extremely competitive market forces.

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

On an average basis, total assets were $1.3 billion for the first three months of 2004, an increase of $37.4 million or 3.0% from year-end 2003. Average earning assets, primarily loans and securities, were $1.1 billion at March 31, 2004, an increase of $17.7 million or 1.6% from year-end 2003. Average earning assets represent 88.9% of total average assets on March 31, 2004, a decrease of 124 basis points compared to 90.1% at year-end 2003.

LOANS
-----

Loans, net of unearned income, totaled $776.9 million at March 31, 2004, an increase of $21.0 million or 2.8% from year-end 2003. The composition of the loan portfolio is summarized in the table below.

--------------------------------------------------------------------------------
                                       March 31, 2004         December 31, 2003
(Dollars in thousands)                 Amount      %            Amount       %
--------------------------------------------------------------------------------

Commercial, financial,
  and agriculture                  $  122,441     15.7%    $  110,657      14.6%
Real estate - construction             48,063      6.2         45,390       6.0
Real estate mortgage - residential    275,534     35.5        270,638      35.8
Real estate mortgage farmland and
 other commercial enterprises         225,269     29.0        222,100      29.4
Installment                            70,568      9.1         71,565       9.5
Lease financing                        35,020      4.5         35,595       4.7
--------------------------------------------------------------------------------
     Total                         $  776,895    100.0%    $  755,945     100.0%
--------------------------------------------------------------------------------


On average, loans represented 66.7% of earning assets during the current period compared to 65.8% for year-end 2003. As loan demand fluctuates, the available funds are reallocated between loans and lower earning temporary investments or investment securities, which typically involve a decrease in credit risk and lower yields.

ALLOWANCE FOR LOAN LOSSES
-------------------------

The allowance for loan losses was $11.3 million at March 31, 2004, relatively unchanged from the prior year-end. The allowance for loan losses was 1.45% of loans net of unearned income at March 31, 2004, a decrease of 4 basis points compared to December 31, 2003. The provision for loan losses decreased $20 thousand or 5.2% in the current three-month period compared to the same period in 2003. The Company had net charge-offs of $363 thousand in the first three months of 2004 compared to net charge-offs of $317 thousand in the same period of 2003, an increase of $46 thousand or 14.5%. Annualized net charge-offs represent .19% and .17% of average net loans for three months ended March 31, 2004 and 2003 respectively, as compared to .32% at year-end 2003. The allowance for loan losses as a percentage of nonperforming loans totaled 121.1% and 123.9% at March 31, 2004 and December 31, 2003, respectively. Management continues to emphasize collection efforts and evaluation of risks within the loan portfolio.

NONPERFORMING ASSETS
--------------------

Nonperforming assets for the Company include nonperforming loans, other real estate owned, and other foreclosed assets. Nonperforming loans consist of nonaccrual loans, restructured loans, and loans past due ninety days or more on which interest is still accruing. Nonperforming assets totaled $10.7 million at March 31, 2004, a decrease of $508 thousand or 4.5% from the prior year-end. Nonperforming loans totaled $9.3 million at March 31, 2004, a $212 thousand or 2.3% increase compared to year-end 2003. Nonperforming loans include a pool of constructions loans secured by residential real estate to a financially troubled builder. This pool of loans totaled $4.1 million at March 31, 2004 a decline of $100 thousand from year-end 2003. Nonperforming loans as a percentage of net loans were 1.2% at March 31, 2004, a decrease of 1 basis point compared to year-end 2003.

Other real estate owned, which had a balance of $1.8 million at year-end 2003, decreased $580 thousand or 32.2% to $1.2 million on March 31, 2004.

TEMPORARY INVESTMENTS
---------------------

Temporary investments consist of interest bearing deposits with other banks, federal funds sold, and securities purchased under agreements to resell and totaled $29.2 million at March 31, 2004, an increase of $1.6 million or 5.9% from year-end 2003. Temporary investments averaged $40.9 million for the first three months of 2004, a decrease of $18.5 million or 31.2% from year-end 2003. The decrease is primarily a result of the Company's net funding position and the relationship between its principal subsidiary and the Commonwealth of Kentucky as described in preceding sections of this report. Temporary investments are reallocated as loan demand and other investment alternatives present the opportunity.

INVESTMENT SECURITIES
---------------------

Investment securities were $377.3 million on March 31, 2004, a decrease of $5.7 million or 1.5% from year-end 2003. Available for sale and held to maturity securities were $353.7 million and $23.5 million, respectively. Investment securities averaged $340.0 million for the first quarter of 2004, an increase of $14.3 million or 4.4% from year-end 2003. The increase in average investment securities is attributable to the Company's continued efforts to manage its net interest margin during a period of low market interest rates. The Company had an unrealized gain on available for sale investment securities of $4.1 million at March 31, 2004 compared to $3.3 million at year-end 2003. The increase is due primarily to the impact of changing economic conditions and changes in the market interest rates on the Company's available for sale investment portfolio.

COMPANY-OWNED LIFE INSURANCE
----------------------------

The Company purchased life insurance policies on certain key employees, with their knowledge and consent, during the first quarter of 2003. Company-owned life insurance is recorded at its cash surrender value, i.e. the amount that can be realized, on the consolidated balance sheets. The related change in cash surrender value and proceeds received under the policies are reported on the consolidated statements of income under the caption "Income from company-owned life insurance". Expected income from the purchase of the insurance policies will be used to offset the rising costs of the Company's various benefit plans as well as the additional costs of implementing the new postretirement health insurance program during 2003. Company-owned life insurance totaled $25.9 million at March 31, 2004, an increase of $405 thousand or 1.6% from year-end 2003.

DEPOSITS
--------

Total deposits were $1.0 billion at March 31, 2004, a decrease of $39.9 million or 3.7% from year-end 2003. Noninterest bearing deposits declined $54.8 million or 24.2% in the comparison. This decline is primarily due to the relationship between the Company's principal subsidiary and the Commonwealth of Kentucky as described in preceding sections of this report. On average, noninterest bearing deposits were $169.2 million during the current period, an increase of $7.2 million or 4.5%. End of period interest bearing deposit balances increased $14.9 million or 1.8% during the three months ended March 31, 2004. Increases were seen in each of the deposit categories as follows: interest bearing demand deposits of $7.4 million or 3.2%, money market deposit accounts of $2.0 million or 1.7%, and time deposits of $6.5 million or 1.5%. Savings deposits declined $1.0 million or 1.4% in the comparison. On average, interest bearing deposits were $850.3 million in the current period, an increase of $28.3 million or 3.5% from year-end 2003. The increase in average interest bearing deposits is attributable to increases in all deposit categories as follows: interest bearing demand deposits of $7.8 million or 3.5%, time deposits of $3.0 million or .7%, money market deposit accounts of $11.7 million or 10.9%, and savings deposits of $5.8 million or 9.0%. Total deposits averaged $1.0 billion, an increase of $35.6 million or 3.6% from year-end 2003.

BORROWED FUNDS
--------------

Borrowed funds totaled $140.2 million at March 31, 2004, an increase of $26.7 million or 23.5% from $113.5 million at year-end 2003. A $2.7 million or 4.7% decrease in long-term borrowings was offset by a $29.4 million or 51.4% increase in short-term borrowings. Federal funds purchased and securities sold under agreements to repurchase increased $29.5 million or 52.0% due primarily to increased correspondent banking activity. Other short-term borrowings decreased $103 thousand or 24.6% due to net repayments of other short-term borrowings. The $2.7 million decrease in long-term borrowings is mainly attributed to repayments of borrowed funds from the FHLB. Total borrowed funds averaged $133.5 million, relatively unchanged from $133.2 million from year-end 2003.

LIQUIDITY

The Parent Company's primary use of cash consists of dividend payments to its common shareholders, purchases of its common stock, corporate acquisitions, and other general operating purposes. Liquidity of the Parent Company depends primarily on the receipt of dividends from its subsidiary banks and cash balances maintained. As of March 31, 2004 combined retained earnings of the subsidiary banks were $45.9 million, of which $1.5 million was available for the payment of dividends to the Parent Company without obtaining prior approval from bank regulatory agencies. As a practical matter, payment of future dividends is also subject to the maintenance of other capital ratio requirements. Management expects that in the aggregate, its subsidiary banks will continue to have the ability to pay dividends in order to provide funds to the Parent Company during the remainder of 2004 sufficient to meet its liquidity needs. The Parent Company had cash balances of $26.8 million at March 31, 2004, a decrease of $2.4 million or 8.4% from year-end 2003.

The Company's objective as it relates to liquidity is to insure that subsidiary banks have funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability. In order to maintain a proper level of liquidity, the banks have several sources of funds available on a daily basis, which can be used for liquidity purposes. These sources of funds primarily include the subsidiary banks' core deposits, consisting of both business and nonbusiness deposits; cash flow generated by repayment of loan principal and interest; FHLB borrowings; and federal funds purchased and securities sold under agreements to repurchase. As of March 31, 2004 the Company had approximately $184.5 million in additional borrowing capacity under various FHLB, federal funds, and other borrowing agreements. There is no guarantee that these sources of funds will continue to be available to the Company, or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in our liquidity from these sources.

For the longer term, the liquidity position is managed by balancing the maturity structure of the balance sheet. This process allows for an orderly flow of funds over an extended period of time. The Company's Asset and Liability Management Committee meets regularly and monitors the composition of the balance sheet to ensure comprehensive management of interest rate risk and liquidity.

Liquid assets consist of cash, cash equivalents, and securities available for sale. At March 31, 2004, such assets totaled $456.4 million, a decrease of $28.9 million or 6.0% from year-end 2003. The decrease in liquid assets is attributed to the overall funding position of the Company, including deposit activity of the Commonwealth of Kentucky. Net cash provided by operating activities was $5.2 million in the first three months of 2004, an increase of $4.7 million compared to the same period last year. Net cash used in investing activities was $14.6 million in the current period compared to net cash inflows of $92.4 million in the same period last year. The most significant item included in the $107.0 million decline in cash flows from investing activities is a net decrease from investment securities transactions of $108.7 million. The prior year investing activity also included a net cash outflow from investing activities of $23.4 million for the purchase of company-owned life insurance while there were no purchases in the current year. Activity related to loans originated for investment, net of principal payments collected, used an additional $22.2 million in cash in the comparison. Net cash used in financing activities was $15.1 million for the three months ended March 31, 2004 compared to $62.2 million in the same period a year earlier. This represents a decline of cash outflows of $47.0 million and is related to federal funds purchased and deposit activity in the comparable periods.

Commitments  to  extend  credit  are  considered  in  addressing  the  Company's
liquidity  management.   The  Company  does  not  expect  these  commitments  to
significantly effect the liquidity position in future periods.

CAPITAL RESOURCES

Shareholders' equity was $128.6 million on March 31, 2004, an increase of $2.2 million or 1.7% from year-end 2003 primarily due to a $1.3 million increase in retained earnings. Retained earnings increased as a result of $3.5 million in net income offset by $2.2 million, or $0.33 per share, in dividends declared during the first quarter of 2004. The Company issued 11 thousand shares of common stock during the first three months of 2004 pursuant to its nonqualified stock option plan. The issuance of these shares increased shareholders' equity by $283 thousand. Accumulated other comprehensive income, consisting of unrealized holding gains on available for sale investment securities (net of tax), increased shareholders' equity $525 thousand from year-end 2003 due to the impact of changing economic conditions and changes in market interest rates on the Company's available for sale portfolio. The Company did not purchase any shares of its outstanding common stock during the first three months of 2004.


Consistent with the objective of operating a sound financial organization, the Company's goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios as of March 31, 2004, the regulatory minimums, and the regulatory standard for a well-capitalized institution are as follows.


                         Farmers Capital     Regulatory           Well
                        Bank Corporation       Minimum        Capitalized
----------------------------------------------------------------------------
Tier 1 risk based             15.02%            4.00%            6.00%
Total risk based              16.28%            8.00%           10.00%
Leverage                       9.78%            4.00%            5.00%
----------------------------------------------------------------------------

As of March 31, 2004,  all of the Company's  subsidiary  banks were in excess of
the   well-capitalized   regulatory  ratio   requirements  as  calculated  under
guidelines established by federal banking agencies.

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

At March 31, 2004, the model indicated that if rates were to gradually increase by 150 basis points during the calendar year, then net interest income and net income would increase 1.6% and 3.6%, respectively for the year ending December 31, 2004. The model indicated that if rates were to gradually decrease by 150 basis points over the same period, then net interest income and net income would decrease 3.3% and 7.5%, respectively.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

As of March 31, 2004, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material effect upon the consolidated financial statements of the Company.

ITEM 2 - CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY
--------------------------------------------------------------------------------
SECURITIES
----------

The following table provides information with respect to shares of common stock repurchased by the Company during the quarter ended March 31, 2004.


--------------------------------------------------------------------------------------------------------------------------------
                                                                         Total Number of Shares    Maximum Number of Shares
                                                                           Purchased as Part of          that May Yet Be
                              Total Number of      Average Price Paid    Publicly Announced Plans      Purchased Under the
          Period              Shares Purchased         per Share               or Programs              Plans or Programs
--------------------------------------------------------------------------------------------------------------------------------
January, 2004
(January 1, 2004 through
January 31, 2004)                                                                                            201,321
--------------------------------------------------------------------------------------------------------------------------------
February, 2004
(February 1, 2004 through
February 29, 2004)                                                                                           201,321
--------------------------------------------------------------------------------------------------------------------------------
March, 2004
(March 1, 2004 through
March 31, 2004)                                                                                              201,321
--------------------------------------------------------------------------------------------------------------------------------
      Total                          0                     0                        0
--------------------------------------------------------------------------------------------------------------------------------

On January 27, 2003, the Company's Board of Directors authorized the purchase of up to  300,000  shares of the  Company's outstanding  common  stock.  No stated expiration date was established under this plan.






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

          3iia Amendments  to  By-Laws  of  Farmers  Capital  Bank   Corporation
               (incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003).

          31.1 CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (page 22)

          31.2 CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (page 23)

          32 CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Page 24)

b)       Reports on Form 8-K
         -------------------

          On January 20, 2004, the  Registrant  filed a report on Form 8-K under
          Item 12 reporting its earnings for the twelve months ended December 31, 2003. There were no financial statements filed with this Form 8-K.

          On February 20, 2004, the Registrant  filed a report on Form 8-K under
          Item 7 reporting it had reached an agreement to acquire Citizens Bank (Kentucky), Inc. There were no financial statements filed with this Form 8-K.

          On April 20,  2004,  the  Registrant  filed a report on Form 8-K under
          Item 12 reporting its earnings for the first quarter of 2004. There were no financial statements filed with this Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  May 7, 2004               /s/ G. Anthony Busseni
      --------------------       -----------------------------------------------
                                 G. Anthony Busseni,
                                 President and CEO (Principal Executive Officer)


Date:  5-7-04                    /s/ C Douglas Carpenter
      --------------------       -----------------------------------------------
                                 C. Douglas Carpenter,
                                 Vice President, Secretary, and CFO
                                 (Principal Financial and Accounting Officer)