Form 10-Q
period 2004-06-30
FARMERS CAPITAL BANK CORP
filed 2004-08-06
CIK 713095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004


                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                         For the transition period from
                          ____________ to ____________

                         Commission File Number 0-14412

                        Farmers Capital Bank Corporation
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                  Kentucky                                    61-1017851
---------------------------------------------   --------------------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
or organization)                                        Identification Number)

P.O. Box 309, 202 West Main Street
Frankfort, Kentucky                                             40602
---------------------------------------------   --------------------------------
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

                    Common stock, par value $0.125 per share
                 6,736,138 shares outstanding at August 4, 2004

                                TABLE OF CONTENTS


Part I - Financial Information                                          Page No.
------------------------------                                          --------

     Item 1 - Financial Statements                                            3

         Unaudited Consolidated Balance Sheets -
             June 30, 2004 and December 31, 2003                              3

         Unaudited Consolidated Statements of Income -
             For the Three Months and Six Months Ended
             June 30, 2004 and June 30, 2003                                  4

         Unaudited Consolidated Statements of Comprehensive Income -
             For the Three Months and Six Months Ended
             June 30, 2004 and June 30, 2003                                  5

         Unaudited Consolidated Statements of Cash Flows -
             For the Six Months Ended
             June 30, 2004 and June 30, 2003                                  6

         Unaudited Consolidated Statements of Changes in
             Shareholders' Equity -
             For the Six Months Ended
             June 30, 2004 and June 30, 2003                                  7

         Notes to Unaudited Consolidated Financial Statements                 8

     Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          12

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk     25

     Item 4 - Controls and Procedures                                        25

Part II - Other Information

     Item 1 - Legal Proceedings                                              25

     Item 2 - Changes in Securities, Use of Proceeds and Issuer Repurchases
                  of Equity Securities                                       25

     Item 4 - Submission of Matters to a Vote of Security Holders            26

     Item 6 - Exhibits and Reports on Form 8-K                               26

     Signatures                                                              28

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

UNAUDITED CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------------------
                                                                                              June 30,         December 31,
(In thousands, except share data)                                                               2004               2003
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents:
     Cash and due from banks                                                               $    64,341        $    99,628
     Interest bearing deposits in other banks                                                    2,838              3,154
     Federal funds sold and securities purchased under agreements to resell                      3,525             24,434
---------------------------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                                       70,704            127,216
---------------------------------------------------------------------------------------------------------------------------
Investment securities:
     Available for sale, amortized cost of $355,450 (2004) and $354,905 (2003)                 351,975            358,169
     Held to maturity, fair value of $23,595 (2004) and $26,201 (2003)                          22,673             24,789
---------------------------------------------------------------------------------------------------------------------------
          Total investment securities                                                          374,648            382,958
---------------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income                                                                  792,894            755,945
Allowance for loan losses                                                                      (11,419)           (11,292)
---------------------------------------------------------------------------------------------------------------------------
          Loans, net                                                                           781,475            744,653
---------------------------------------------------------------------------------------------------------------------------

Premises and equipment, net                                                                     24,131             24,115
Company-owned life insurance                                                                    26,267             25,510
Other assets                                                                                    16,944             14,113
---------------------------------------------------------------------------------------------------------------------------
          Total assets                                                                     $ 1,294,169        $ 1,318,565
---------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits:
     Noninterest bearing                                                                   $   178,486        $   226,650
     Interest bearing                                                                          824,095            841,672
---------------------------------------------------------------------------------------------------------------------------
          Total deposits                                                                     1,002,581          1,068,322
---------------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under agreements to repurchase                     101,148             56,698
Other short-term borrowings                                                                      1,662                418
Long-term debt                                                                                  53,601             56,413
Dividends payable                                                                                2,221              2,215
Other liabilities                                                                                7,573              8,028
---------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                                  1,168,786          1,192,094
---------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Common stock, par value $.125 per share
     9,608,000 shares authorized; 8,177,725 and 8,160,919
     shares issued at June 30, 2004 and December 31, 2003, respectively                          1,022              1,020
Capital surplus                                                                                 19,226             18,670
Retained earnings                                                                              148,297            145,489
Treasury stock, at cost; 1,446,934 and 1,444,739 shares
     at June 30, 2004 and December 31, 2003, respectively                                      (40,903)           (40,830)
Accumulated other comprehensive (loss) income                                                   (2,259)             2,122
---------------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity                                                           125,383            126,471
---------------------------------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity                                       $ 1,294,169        $ 1,318,565
---------------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------------------------------------------------------
                                                                          Three Months Ended                  Six Months Ended
                                                                                 June 30,                          June 30,
(In thousands, except per share data)                                     2004           2003               2004           2003
--------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                            $ 11,802       $ 12,139           $ 23,531       $ 24,368
Interest on investment securities:
     Taxable                                                             2,021          1,201              3,985          3,500
     Nontaxable                                                            985            780              1,931          1,583
Interest on deposits in other banks                                          8             22                 18             37
Interest of federal funds sold and securities purchased
     under agreements to resell                                             77            215                167            377
--------------------------------------------------------------------------------------------------------------------------------
          Total interest income                                         14,893         14,357             29,632         29,865
--------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits                                                     3,602          4,316              7,276          8,963
Interest on federal funds purchased and securities sold
      under agreements to repurchase                                       249            243                467            502
Interest on other borrowed funds                                           493            557                995          1,107
--------------------------------------------------------------------------------------------------------------------------------
          Total interest expense                                         4,344          5,116              8,738         10,572
--------------------------------------------------------------------------------------------------------------------------------
          Net interest income                                           10,549          9,241             20,894         19,293
--------------------------------------------------------------------------------------------------------------------------------
Provision for loan losses                                                  448            351                813            736
--------------------------------------------------------------------------------------------------------------------------------
          Net interest income after provision for loan losses           10,101          8,890             20,081         18,557

NONINTEREST INCOME
Service charges and fees on deposits                                     2,089          2,018              3,983          3,853
Other service charges, commissions, and fees                               890            853              1,774          1,773
Data processing income                                                     381            389                715            734
Trust income                                                               414            413                828            812
Investment securities (losses) gains, net                                  (17)            (3)                65            144
Gain on sale of mortgage loans                                              71            323                115            512
Income from company-owned life insurance                                   362            408                767            673
Other                                                                       46             77                 76            143
--------------------------------------------------------------------------------------------------------------------------------
          Total noninterest income                                       4,236          4,478              8,323          8,644
--------------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits                                           5,383          5,213             10,777         10,281
Occupancy expenses, net                                                    634            642              1,296          1,300
Equipment expenses                                                         924            924              1,874          1,861
Bank franchise tax                                                         337            331                678            665
Other                                                                    2,351          2,358              4,686          4,500
--------------------------------------------------------------------------------------------------------------------------------
          Total noninterest expense                                      9,629          9,468             19,311         18,607
--------------------------------------------------------------------------------------------------------------------------------
          Income before income taxes                                     4,708          3,900              9,093          8,594
--------------------------------------------------------------------------------------------------------------------------------
Income tax expense                                                         967            874              1,844          1,975
--------------------------------------------------------------------------------------------------------------------------------
          Net income                                                  $  3,741       $  3,026           $  7,249       $  6,619
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE
     Basic                                                            $    .56       $    .45           $   1.08       $    .98
     Diluted                                                               .55            .45               1.07            .98
WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic                                                               6,730          6,723              6,727          6,743
     Diluted                                                             6,778          6,765              6,780          6,781
--------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
-------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended             Six Months Ended
                                                                              June 30,                June 30,
 (In thousands)                                                         2004           2003           2004          2003
-------------------------------------------------------------------------------------------------------------------------
Net Income                                                          $  3,741        $ 3,026        $ 7,249       $ 6,619
Other comprehensive income:
     Unrealized holding (loss) gain on available for sale
     securities arising during the period, net of tax
     of $2,633, $606, $2,332, and $207, respectively                  (4,890)         1,125         (4,330)          385

Reclassification adjustment for prior period
     unrealized gain recognized during current period,
     net of tax of $9, $0, $27, and $61, respectively                    (16)                          (51)         (114)
-------------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                            (4,906)         1,125         (4,381)          271
-------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                $ (1,165)       $ 4,151        $ 2,868       $ 6,890
-------------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------------
Six months ended June 30, (In thousands)                                                               2004            2003
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                                 $     7,249    $      6,619
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                                               1,437           1,496
          Net amortization of investment security premiums and (discounts):
                Available for sale                                                                      928           1,631
                Held to maturity                                                                        (22)            (36)
          Provision for loan losses                                                                     813             736
          Noncash compensation expense                                                                  138             213
          Mortgage loans originated for sale                                                         (9,629)        (34,986)
          Proceeds from sale of mortgage loans                                                        8,696          33,991
          Deferred income tax  (benefit) expense                                                       (490)            106
          Gains on sale of mortgage loans, net                                                         (115)           (512)
          Gains on sale of premises and equipment, net                                                   (2)             (4)
          Gains on sale of available for sale investment securities, net                                (65)           (144)
          Decrease in accrued interest receivable                                                       141             596
          Income from company-owned life insurance                                                     (757)           (673)
          (Increase) decrease in other assets                                                        (1,860)            551
          Decrease in accrued interest payable                                                          (65)           (292)
          Increase in other liabilities                                                               1,349           1,337
-----------------------------------------------------------------------------------------------------------------------------------
             Net cash provided by operating activities                                                7,746          10,629
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities and calls of investment securities:
          Available for sale                                                                        169,136         223,257
          Held to maturity                                                                            2,140           2,788
     Proceeds from sale of available for sale investment securities                                  35,039          74,050
     Purchase of available for sale investment securities                                          (205,585)       (186,561)
     Loans originated for investment, net of principal collected                                    (36,587)         (3,408)
     Purchase of company-owned life insurance                                                                       (24,001)
     Purchase of premises and equipment                                                              (1,454)         (1,562)
     Proceeds from sale of equipment                                                                      3               6
-----------------------------------------------------------------------------------------------------------------------------------
             Net cash (used in) provided by  investing activities                                   (37,308)         84,569
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net (decrease) increase in deposits                                                            (65,741)         22,881
     Net increase (decrease) in securities sold under agreements to repurchase                       44,450         (42,340)
     Proceeds from long-term debt                                                                     1,800           3,874
     Repayments of long-term debt                                                                    (4,612)         (1,654)
     Net increase (decrease) in other short-term borrowings                                           1,244             (32)
     Dividends paid                                                                                  (4,435)         (4,349)
     Purchase of common stock                                                                           (73)         (2,539)
     Stock options exercised                                                                            417             163
-----------------------------------------------------------------------------------------------------------------------------------
             Net cash used in provided by financing activities                                      (26,950)        (23,996)
-----------------------------------------------------------------------------------------------------------------------------------
             Net (decrease) increase in cash and cash equivalents                                   (56,512)         71,202
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                                                      127,216          67,101
-----------------------------------------------------------------------------------------------------------------------------------
             Cash and cash equivalents at end of period                                         $    70,704    $    138,303
-----------------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures Cash paid during the period for:
     Interest                                                                                   $     8,803    $     10,864
     Income taxes                                                                                     1,450             500
Transfers from loans to repossessed assets                                                            2,954             183
Cash dividend declared and unpaid                                                                     2,221           2,151
-----------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                                                                  Accumulated
                                                                                                          Other            Total
Six months ended                         Common Stock       Capital    Retained    Treasury Stock     Comprehensive    Shareholders'
June 30, 2004 and 2003                Shares     Amount     Surplus    Earnings   Shares     Amount      Income           Equity
------------------------------------------------------------------------------------------------------------------------------------
  Balance at January 1, 2004           8,161     $1,020     $18,670    $145,489    1,445   $(40,830)       $ 2,122         $126,471
Net income                                                                7,249                                               7,249
Other comprehensive income                                                                                  (4,381)          (4,381)
Cash dividends declared,
  $.66 per share                                                         (4,441)                                             (4,441)
Purchase of common stock                                                               2        (73)                            (73)
Stock options exercised,
   including related tax benefits         17          2         418                                                             420
Noncash compensation expense
  attributed to stock option grants                             138                                                             138
------------------------------------------------------------------------------------------------------------------------------------
  Balance at June 30, 2004             8,178     $1,022     $19,226    $148,297    1,447   $(40,903)       $(2,259)        $125,383
------------------------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------------------------
  Balance at January 1, 2003           8,136     $1,017     $17,623    $141,199    1,344   $(37,627)       $ 3,561         $125,773
Net income                                                                6,619                                               6,619
Other comprehensive income                                                                                     271              271
Cash dividends declared,
  $.64 per share                                                         (4,309)                                             (4,309)
Purchase of common stock                                                              81     (2,539)                         (2,539)
Stock options exercised                    6          1         162                                                             163
Noncash compensation expense
  attributed to stock option grants                             213                                                             213
------------------------------------------------------------------------------------------------------------------------------------
  Balance at June 30, 2003             8,142     $1,018     $17,998    $143,509    1,425   $(40,166)       $ 3,832         $126,191
------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The consolidated financial statements include the accounts of Farmers Capital Bank Corporation (the "Company"), a financial holding company, and its wholly-owned six bank and one nonbank subsidiaries. Bank subsidiaries include Farmers Bank & Capital Trust Co. ("Farmers Bank") in Frankfort, KY; United Bank & Trust Co. in Versailles, KY; Lawrenceburg National Bank in Harrodsburg, KY; First Citizens Bank in Shepherdsville, KY; Farmers Bank and Trust Company in Georgetown, KY; and Kentucky Banking Centers, Inc. in Glasgow, KY. The Company's nonbank subsidiary is FCB Services, Inc., a data processing subsidiary located in Frankfort, KY. Intercompany transactions and balances are eliminated in consolidation. Leasing One Corporation and Farmers Capital Insurance Corporation are wholly-owned subsidiaries of Farmers Bank. Pro Mortgage Partners, LLC is a wholly-owned subsidiary of Farmers Bank and Trust Company.

The Company provides financial services through its 28 locations throughout Central Kentucky to individual, business, agriculture, government, and educational customers. Its primary deposit products are checking, savings, and term certificate accounts. Its primary lending products are residential mortgage, commercial lending and leasing, and installment loans. Substantially all loans and leases are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans and leases are expected to be repaid from cash flow from operations of businesses. Farmers Bank has served as the general depository for the Commonwealth of Kentucky for over 70 years and also provides investment and other services to the Commonwealth. Other services include, but are not limited to, cash management services, issuing letters of credit, safe deposit box rental, and providing funds transfer services. Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions and federal funds sold.

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

3. NET INCOME PER COMMON SHARE

Basic net income per common share is determined by dividing net income by the weighted average total number of shares of common stock outstanding. Diluted net income per common share is determined by dividing net income by the total weighted average number of shares of common stock outstanding, plus the total weighted average number of shares that would be issued upon exercise of dilutive stock options assuming proceeds are used to repurchase shares pursuant to the treasury stock method. Net income per common share computations were as follows at June 30, 2004 and 2003.

-------------------------------------------------------------------------------------------------------
                                                          Three Months Ended         Six Months Ended
                                                                June 30,                  June 30,
(In thousands, except per share data)                     2004          2003         2004         2003
-------------------------------------------------------------------------------------------------------
Net income, basic and diluted                          $ 3,741       $ 3,026      $ 7,249      $ 6,619
-------------------------------------------------------------------------------------------------------

Average shares outstanding                               6,730         6,723        6,727        6,743
Effect of dilutive stock options                            48            42           53           38
-------------------------------------------------------------------------------------------------------
Average diluted shares outstanding                       6,778         6,765        6,780        6,781
-------------------------------------------------------------------------------------------------------

Net income per share, basic                             $  .56        $  .45      $  1.08       $  .98
Net income per share, diluted                              .55           .45         1.07          .98
-------------------------------------------------------------------------------------------------------


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


-----------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended          Six Months Ended
                                                                        June 30,                   June 30,
(In thousands, except per share data)                              2004         2003          2004          2003
-----------------------------------------------------------------------------------------------------------------
NET INCOME
  As reported                                                   $ 3,741      $ 3,026       $ 7,249       $ 6,619
  Add:  Stock-based employee compensation expense
        included in reported net income, net of
        related tax effects                                          45           68            90           138
  Less:  Stock-based compensation expense determined
         under fair value based method for all awards, net
         of related tax effects                                     (58)         (83)         (117)         (168)
-----------------------------------------------------------------------------------------------------------------
Proforma                                                        $ 3,728      $ 3,011       $ 7,222       $ 6,589
-----------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE
  Basic, as reported                                            $   .56      $   .45       $  1.08       $   .98
  Basic, proforma                                                   .55          .45          1.07           .98

  Diluted, as reported                                              .55          .45          1.07           .98
  Diluted, proforma                                                 .55          .44          1.07           .97
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

5. EMPLOYEE STOCK PURCHASE PLAN

The Company's 2004 Employee Stock Purchase Plan was approved by its shareholders at the Company's 2004 annual meeting on May 11, 2004. This Plan is effective beginning July 1, 2004.

6. SUBSEQUENT EVENT - CITIZENS BANK (KENTUCKY), INC.

On July 2, 2004 the Company announced that the required approvals from the appropriate regulatory authorities were received and that the acquisition of 100% of the outstanding common shares of Citizens Bank (Kentucky), Inc. in Georgetown, Kentucky had been completed. The results presented in the consolidated financial statements herein do not include any results related to this acquisition, which occurred during the third quarter of 2004.

The total cost related to this acquisition, which has been paid entirely in cash, was approximately $14.6 million. The following table presents the estimated fair value of the assets acquired and the liabilities assumed at the date of purchase. Additional legal expenses incurred but unbilled will result in further purchase price and goodwill adjustments.

At July 1, 2004 ($000's)
------------------------------------------------------------------------------

ASSETS
Cash & equivalents                                                  $   8,768
Investment securities                                                  11,600
Loan, net of unearned income & allowance for loan losses               50,102
Goodwill                                                                5,183
Core deposit intangible                                                 2,230
Other assets                                                            4,897
------------------------------------------------------------------------------
   Total assets                                                     $  82,780
------------------------------------------------------------------------------

LIABILITIES
Deposits                                                            $  62,440
Short-term borrowings                                                     304
Long-term borrowings                                                    5,242
Other liabilities                                                         239
------------------------------------------------------------------------------
    Total liabilities                                                  68,225
------------------------------------------------------------------------------

NET ASSETS ACQUIRED                                                 $  14,555
------------------------------------------------------------------------------

7. SUBSEQUENT EVENT - FINANCIAL NATIONAL ELECTRONIC TRANSFER, INC.

On July 2, 2004 the Company announced that First Citizens Bank had signed a definitive agreement to acquire Financial National Electronic Transfer, Inc. ("FINET") in a cash transaction for $6.5 million. FINET is a data processing company that specializes in the processing of federal benefit payments and military allotments and is headquartered in Radcliff, Kentucky. The results presented herein do not include any results related to this acquisition, which is expected to close late during the third quarter or in the fourth quarter of 2004.


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


RESULTS OF OPERATIONS

                   SECOND QUARTER 2004 VS. SECOND QUARTER 2003
                   -------------------------------------------

The Company reported net income of $3.7 million for the second quarter of 2004, an increase of $715 thousand or 23.6% compared to $3.0 million for the second quarter of 2003. Basic and diluted net income per share for the current quarter was $.56 and $.55, an increase of $.11 or 24.4% and $.10 or 22.2%, respectively.

The increase in net income for the three months ended June 30, 2004 is primarily attributed to an increase in net interest income. Net interest income for the current quarter was $10.5 million, an increase of $1.3 million or 14.2% compared to the same period a year earlier. The increase in net interest income in the quarterly comparison can be attributed to both an increase in interest income totaling $536 thousand or 3.7% along with a decline in interest expense of $772 thousand or 15.1%.

Lower noninterest income and an increase in noninterest expenses partially offset the reported increase in net interest income in the current three-month reporting period. Noninterest income declined $242 thousand or 5.4% in the three-month comparison primarily due to lower gains on the sale of mortgage loans of $252 thousand. The decline is the result of lower origination activity in the current period. Noninterest expenses increased $161 thousand or 1.7% due mainly to increases in salaries and employee benefits of $170 thousand or 3.3%. The increase in salaries and employee benefits was affected by normal salary increases and an increase in the average number of full time equivalent employees of seven. The effective income tax rate declined 187 basis points to 20.5% for the three months ended June 30, 2004 compared to the same period a year earlier.

The return on average assets ("ROA") was 1.15% for the current quarter, an increase of 17 basis points compared to .98% reported for the same period in 2003. The increase in ROA was driven by a 35 basis point increase in net interest margin to 3.83% from 3.48%. The increase in net interest margin, along with a decrease in noninterest expenses as a percentage of average total assets, more than offset the following which negatively impacted ROA: a decrease in the earning asset ratio contributing nine basis points; an increase in the provision for loan losses contributing three basis points; a decrease in noninterest income contributing 15 basis points; and an increase in income taxes contributing three basis points. Return on average equity ("ROE") was 11.93% for the second quarter of 2004 compared to 9.71% in the same period of 2003. This represents an increase of 222 basis points and is attributed to higher net income reported in the current period coupled with an increase in financial leverage compared to the same period a year ago. Financial leverage represents the degree in which borrowed funds, as opposed to equity, are used in the funding of assets. Financial leverage increased to 10.8% from 9.8% in the comparison.


NET INTEREST INCOME
-------------------

Although many economic measures are beginning to improve, weaknesses remain in the overall economic environment. The general trend of the interest rate environment for 2003 was downward primarily as a result of previous short-term interest rate reductions taken by the Federal Reserve Board ("Fed"). The effects of the downward trend in general interest rates for 2003 have began to positively affect the Company's net interest income during 2004. A significant amount of time deposits, the largest component of interest bearing liabilities, have repriced to lower rates and have contributed to an increase in net interest income for the current period. The repricing of time deposits for the Company have generally taken longer to occur than for other interest paying liabilities and interest earning assets due to their fixed nature and maturity characteristics. The increase in the short-term federal funds rate of 25 basis points by the Fed near the end of current quarter did not significantly impact the Company's net interest income during the reporting periods.

The Company's tax equivalent ("TE") yield on earning assets for the current three months was 5.3%, unchanged from the same period a year ago. The cost of funds for the current three months was 1.8%, a decline of 42 basis points compared to 2.2% in the same period a year earlier. A goal of the Company in the current interest rate environment is to increase earning assets while maintaining relatively low interest rates paid on interest bearing liabilities. However, many of the Company's funding sources, particularly deposits, have neared their repricing floors. Average earning assets increased $49.2 million or 4.4% to $1.2 billion in the quarterly comparison. As a percentage of total average assets, earning assets decreased 137 basis points to 89.06% from 90.43%. This decrease had the effect of reducing ROA by nine basis points in the quarterly comparison.

Interest income totaled $14.9 million for the second quarter of 2004, an increase of $536 thousand or 3.7% compared to the same period in the prior year. Interest expense totaled $4.3 million, a decrease of $772 thousand or 15.1%. Net interest income rose $1.3 million or 14.2% in the comparison and totaled $10.5 million for the three months ended June 30, 2004.

Interest and fees on loans totaled $11.8 million, a decrease of $337 thousand mainly due to a decrease in the average rate earned. Average loans increased $40.9 million or 5.5% to $783.1 million in the comparison due to increased loan demand in a low rate environment. The tax equivalent yield on loans decreased 52 basis points to 6.1% from 6.6% and offset the effects of higher average balances on interest income. Interest on taxable securities was $2.0 million, an increase of $820 thousand or 68.3% due primarily to an increase in the average rate earned, which was negatively affected by the unusually high premium amortization on mortgage-backed securities in the prior year. Prepayments on mortgage-backed securities in the prior year increased greatly due to corresponding refinancing of home mortgages that serve as collateral for these investment securities. The increase in activity was directly related to the historic low interest rate environment that existed throughout much of 2003. The average rate earned on taxable securities increased 114 basis points to 3.2% from 2.1% while the average balance increased to $252.5 million from $231.3 million. Interest on nontaxable securities increased $205 thousand or 26.3% due to a $26.0 million increase in the average balance to $96.2 million from $70.1 million. The increase in average nontaxable securities offset a 47 basis point decline in yield to 6.1% from 6.6%. Interest on short-term investments, including time deposits in other banks, federal funds sold, and securities purchased under agreements to resell, decreased $152 thousand due primarily to a combination of both a decrease in the average balance to $34.6 million from $73.6 million and a decrease in average rate earned on these investments of 30 basis points to 1.0% from 1.3%.

Interest expense on deposits decreased $714 thousand or 16.5% to $3.6 million in the quarterly comparison. This decrease resulted from a general decline in the average rate paid throughout the deposit portfolio, particularly time deposits, and correlates with the general decline in market interest rates in the reporting periods. The decline in the average rates paid offset a general increase in average balances. The decline in interest expense on deposits was as follows: time deposits $649 thousand or 18.3%; interest bearing demand deposits $62 thousand or 17.6%; and savings deposits $3 thousand or 0.7%. The average rate paid on time deposits, the largest component of interest bearing deposits, was 2.7% for the second quarter of 2004 compared to 3.3% for the same period of 2003. The average balance of time deposits increased $4.3 million or 1.0% to $430.5 million. The average rate paid on interest bearing demand deposits declined 16 basis points to .49% from .65% while the average balance increased $17.8 million or 8.1% to $236.8 million. The average rate paid on savings deposits decreased 16 basis points to .8% from 1.0% while the average balance increased $29.1 million or 17.9% to $192.1 million from $163.0 million. Interest expense on overnight borrowings, consisting of federal funds purchased and securities sold under agreements to repurchase, increased $6 thousand as a $16.1 million increase in the average balance offset a decline in the average rate paid of 24 basis points to 1.2% from 1.4%. Interest expense on other borrowed funds decreased $64 thousand in the comparison due mainly to a reduction in the outstanding average balance, which offset a 30 basis point increase in the average rate paid to 3.7% from 3.4%. The average balance of other borrowed funds totaled $54.3 million, a decrease of $12.4 million or 18.6% in the comparison.

The net interest margin (TE) increased 35 basis points to 3.83% during the second quarter of 2004 compared to 3.48% in the second quarter of 2003. The increase in net interest margin is primarily attributed to a 43 basis point increase in the spread between rates earned on earning assets and the rates paid on interest bearing liabilities to 3.58% in the current quarter from 3.15% in the second quarter of 2003. The effect of noninterest bearing sources of funds offset the 43 basis point increase in spread by 8 basis points, resulting in the increase in net interest margin. The effect of noninterest bearing sources of funds on net interest margin typically declines in a falling rate environment.

The following tables present an analysis of net interest income for the quarterly periods ended June 30.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:  INTEREST RATES AND INTEREST DIFFERENTIAL
-----------------------------------------------------------------------------------------------------------------------------------
Quarter Ended June 30,                                         2004                                         2003
-----------------------------------------------------------------------------------------------------------------------------------
                                             Average                         Average         Average                    Average
(In thousands)                               Balance         Interest          Rate          Balance      Interest        Rate
-----------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Investment securities
  Taxable                                 $   252,474        $  2,021           3.22%    $   231,260     $  1,201         2.08%
  Nontaxable1                                  96,168           1,456           6.09          70,133        1,147         6.56
Time deposits with banks, federal
  funds sold and securities purchased
  under agreements to resell                   34,595              85            .99          73,562          237         1.29
Loans1,2,3                                    783,088          11,885           6.10         742,142       12,245         6.62
-----------------------------------------------------------------------------------------------------------------------------------
     Total earning assets                   1,166,325        $ 15,447           5.33%      1,117,097     $ 14,830         5.32%
-----------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses                     (11,383)                                       (11,248)
-----------------------------------------------------------------------------------------------------------------------------------
     Total earning assets, net of
     allowance for loan losses              1,154,942                                      1,105,849
-----------------------------------------------------------------------------------------------------------------------------------
NONEARNING ASSETS
Cash and due from banks                        91,741                                         70,281
Premises and equipment, net                    24,242                                         24,314
Other assets                                   38,611                                         34,838
-----------------------------------------------------------------------------------------------------------------------------------
     Total assets                         $ 1,309,536                                    $ 1,235,282
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST BEARING LIABILITIES
Deposits
  Interest bearing demand                 $   236,795        $    291            .49%    $   219,011     $    353          .65%
  Savings                                     192,147             415            .87         163,032          418         1.03
  Time                                        430,452           2,896           2.71         426,174        3,545         3.34
Federal funds purchased and
  securities sold under agreements
  to repurchase                                84,941             249           1.18          68,815          243         1.42
Other borrowed funds                           54,309             493           3.65          66,747          557         3.35
-----------------------------------------------------------------------------------------------------------------------------------
     Total interest bearing liabilities       998,644        $  4,344           1.75%        943,779     $  5,116         2.17%
-----------------------------------------------------------------------------------------------------------------------------------
NONINTEREST BEARING LIABILITIES
Commonwealth of Kentucky deposits              41,075                                         38,662
Other demand deposits                         134,952                                        122,979
Other liabilities                               8,734                                          4,845
-----------------------------------------------------------------------------------------------------------------------------------
     Total liabilities                      1,183,405                                      1,110,265
-----------------------------------------------------------------------------------------------------------------------------------
     Shareholders' equity                     126,131                                        125,017
-----------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and
     shareholders' equity                 $ 1,309,536                                    $ 1,235,282
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                            11,103                                       9,714
TE basis adjustment                                              (554)                                       (473)
-----------------------------------------------------------------------------------------------------------------------------------
     Net interest income                                     $ 10,549                                    $  9,241
-----------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                             3.58%                                     3.15%
Impact of noninterest bearing sources
  of funds                                                                       .25                                       .33
-----------------------------------------------------------------------------------------------------------------------------------
Net interest margin                                                             3.83%                                     3.48%
-----------------------------------------------------------------------------------------------------------------------------------

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
2Loan balances include principal balances on nonaccrual loans.
3Loan fees included in interest income amounted to $625 thousand and $612 thousand in 2004 and 2003, respectively.

ANALYSIS OF CHANGES IN NET INTEREST INCOME (TAX EQUIVALENT BASIS)
-----------------------------------------------------------------------------------------------------
(In thousands)                                           Variance         Variance Attributed to
Quarter Ended June 30,                                  2004/20031         Volume          Rate
-----------------------------------------------------------------------------------------------------
INTEREST INCOME
Taxable investment securities                              $  820           $ 118        $   702
Nontaxable investment securities2                             309             812           (503)
Time deposits with banks, federal funds sold and
   securities purchased under agreements to resell           (152)           (106)           (46)
Loans2                                                       (360)          3,036         (3,396)
-----------------------------------------------------------------------------------------------------
     Total interest income                                    617           3,860         (3,243)
-----------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest bearing demand deposits                              (62)            159           (221)
Savings deposits                                               (3)            278           (281)
Time deposits                                                (649)            239           (888)
Federal funds purchased and securities sold under
   agreements to repurchase                                     6             195           (189)
Other borrowed funds                                          (64)           (314)           250
-----------------------------------------------------------------------------------------------------
     Total interest expense                                  (772)            557         (1,329)
-----------------------------------------------------------------------------------------------------
Net interest income                                       $ 1,389         $ 3,303       $ (1,914)
-----------------------------------------------------------------------------------------------------
Percentage change                                           100.0%          237.8%        (137.8)%
-----------------------------------------------------------------------------------------------------

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

NONINTEREST INCOME
------------------

Noninterest income was $4.2 million for the current quarter, a decrease of $242 thousand or 5.4% compared to the second quarter of the prior year. The largest component of noninterest income, service charges and fees on deposits, totaled $2.1 million at June 30, 2004, an increase of $71 thousand or 3.5% due to increased overdraft volumes. Other service charges, commissions, and fees increased $37 thousand or 4.3% to $890 thousand. Data processing fees dipped slightly to $381 thousand from $389 thousand in the comparison. Trust income was relatively unchanged at $414 thousand compared to $413 thousand in the same quarter a year earlier. Net losses on the sale of available for sale securities for the current quarter were $17 thousand compared to net losses of $3 thousand in the prior year as the Company continues its efforts to properly manage its balance sheet composition in the current economic environment. Net gains on the sale of mortgage loans were $71 thousand, a decrease of $252 thousand from $323 thousand in the prior year. Mortgage loans originated for sale, which began to decline in the fourth quarter of 2003, declined $13.5 million or 69.6% in the current quarterly comparison. Mortgage loan activity in the current quarter is reflective of lower refinancing activity compared to the same period a year earlier. Consumer refinancing activity in the prior year was driven by historically low interest rates. Income from the purchase of company-owned life insurance declined $46 thousand or 11.3% to $362 thousand in the current three-month period as a result of the structure of fee vesting schedules. Other noninterest income totaled $46 thousand, a decrease of $31 thousand compared to the prior period.

NONINTEREST EXPENSE
-------------------

Total noninterest expenses were $9.6 million for the second quarter of 2004, an increase of $161 thousand or 1.7% compared to the second quarter of 2003.
Salaries and employee benefits rose $170 thousand or 3.3% while other noninterest expense categories remained relatively flat or have decreased in the comparison. Employee salaries and payroll taxes increased $221 thousand or 5.4% while benefit expenses and noncash compensation expense related to the Company's nonqualified stock option plan declined $13 thousand or 1.3% and $37 thousand or 35.2%, respectively. The increase in salary expense is attributed to normal salary increases along with an increase in the average number of full time equivalent employees of seven. The slight decline in benefit expenses is attributed to lower health insurance costs during the current period. The number of full time equivalent employees as of June 30, 2004 was 469 compared to 462 a year earlier.

INCOME TAXES
------------

Income tax expense for the second quarter of 2004 was $967 thousand, an increase of $93 thousand or 10.6% from the same period a year earlier. The effective tax rate decreased 187 basis points to 20.5% from 22.41% in 2003. The decrease in the effective tax rate is due to additional revenues from investments in municipal securities and a reduction of net revenue expected from taxable sources.

              FIRST SIX MONTHS OF 2004 VS. FIRST SIX MONTHS OF 2003
              -----------------------------------------------------

Net income for the six months ended June 30, 2003 was $7.2 million compared to net income of $6.6 million for the same period in 2003, an increase of $630 thousand or 9.5%. Basic and diluted net income per share was $1.08 and $1.07 for the current six months, an increase of $.10 or 10.2% and $.09 or 9.2%, respectively. The increase in net income is primarily attributed to an increase in net interest income. Net interest income for the current six-month period was $20.9 million an increase of $1.6 million or 8.3% compared to the same six months in 2003. The increase in net interest income is due to the reduction in interest expense of $1.8 million or 17.3%, which offset a slight decline in interest income of $233 thousand or .8%.

Lower noninterest income and an increase in noninterest expenses partially offset the reported increase in net interest income in the current six-month reporting period. Noninterest income declined $321 thousand or 3.7% in the comparison primarily due to lower gains on the sale of mortgage loans of $397 thousand. The decline is the result of lower origination activity in the current period. Noninterest expenses increased $704 thousand or 3.8% in the current six-month period due mainly to increases in salaries and employee benefits of $496 thousand or 4.8%. The increase in salaries and employee benefits was affected by normal salary increases and an increase in the average number of full time equivalent employees of three. The effective income tax rate declined 270 basis points to 20.3% for the six months ended June 30, 2004 compared to the same period a year earlier.

ROA was 1.12% for the six months ended June 30, 2004, an increase of five basis points compared to 1.07% reported for the same period in 2003. The increase in ROA was driven by a 22 basis point increase in net interest margin to 3.83% from 3.61%. The increase in net interest margin, along with a decrease in noninterest expenses and income tax expense as a percentage of average total assets, more than offset the following which negatively impacted ROA: a decrease in the earning asset ratio contributing 10 basis points; an increase in the provision for loan losses contributing one basis point; and a decrease in noninterest income contributing 11 basis points. ROE was 11.51% for the first six months of 2004 compared to 10.68% in the same period of 2003. This represents an increase of 83 basis points and is attributed to higher net income reported in the current period coupled with an increase in financial leverage compared to the same period a year ago. Financial leverage represents the degree in which borrowed funds, as opposed to equity, are used in the funding of assets. Financial leverage increased to 10.3% from 9.9% in the comparison.

NET INTEREST INCOME
-------------------

Although many economic measures are beginning to improve, weaknesses remain in the overall economic environment. The general trend of the interest rate environment for 2003 was downward primarily as a result of previous short-term interest rate reductions taken by the Fed. The effects of the downward trend in general interest rates for 2003 have began to positively affect the Company's net interest income during 2004. A significant amount of time deposits, the largest component of interest bearing liabilities, have repriced to lower rates and have contributed to an increase in net interest income for the current period. The repricing of time deposits for the Company have generally taken longer to occur than for other interest paying liabilities and interest earning assets due to their fixed nature and maturity characteristics. The increase in the short-term federal funds rate of 25 basis points by the Fed near the end of current quarter did not significantly impact the Company's net interest income during the reporting periods

The Company's tax equivalent yield on earning assets for the current six months was 5.4%, a reduction of 14 basis points from 5.5% in the same period a year ago. The cost of funds for the current six months was 1.8%, a decline of 47 basis points compared to 2.2% in the same period a year earlier. A goal of the Company in the current interest rate environment is to increase earning assets while maintaining relatively low interest rates paid on interest bearing liabilities. However, many of the Company's funding sources, particularly deposits, have approached their repricing floors. Average earning assets increased $22.5 million or 2.0% to $1.2 billion in the comparison. As a percentage of total average assets, earning assets declined 218 basis points to 89.06% from 91.24%. This increase had the effect of reducing ROA by 10 basis points in the six-month comparison.

Interest income totaled $29.6 million for the first six months of 2004, a decrease of $233 thousand or .8% compared to the same period in the prior year. Interest expense totaled $8.7 million, a decrease of $1.8 million or 17.3%. Net interest income increased $1.6 million or 8.3% in the comparison and totaled $20.9 million at June 30, 2004.

Interest and fees on loans totaled $23.5 million, a decrease of $837 thousand mainly due to a decrease in the average rate earned. Average loans increased $34.5 million or 4.7% to $773.6 million in the comparison due to higher loan demand in a continued low rate environment. The tax equivalent yield on loans decreased 55 basis points to 6.2% from 6.7% and offset the effects of higher loan demand on interest income. Interest on taxable securities was $4.0 million, an increase of $485 thousand or 13.9% due primarily to an increase in the average rate earned, which was negatively affected by the unusually high premium amortization on mortgage-backed securities in the prior year. Prepayments on mortgage-backed securities in the prior year increased greatly due to corresponding refinancing of home mortgages that serve as collateral for these investment securities. The increase in activity was directly related to the historic low interest rate environment that existed throughout much of 2003. The average rate earned on taxable securities increased 45 basis points to 3.2% from 2.8% while the average balance declined $6.7 million or 2.6%. Interest on nontaxable securities increased $348 thousand or 22.0% due to a $23.2 million or 32.8% increase in the average balance to $94.1 million from $70.9 million. Interest on short-term investments, including time deposits in other banks, federal funds sold, and securities purchased under agreements to resell, decreased $229 thousand due to a decrease in the average balance of $28.6 million or 43.1% combined with a decrease in the average rate earned on these investments of 27 basis points to 1.0% from 1.3%.

Interest expense on deposits decreased $1.7 million or 18.8% to $7.3 million in the six-month comparison. This decrease resulted from a general decline in the average rate paid throughout the deposit portfolio, particularly time deposits, and correlates with the general decline in market interest rates in the reporting periods. The decline in the average rates paid offset a general increase in average balances. The decline in interest expense on deposits was as follows: time deposits $1.5 million or 20.4%; interest bearing demand deposits $134 thousand or 19.0%; and savings deposits $47 thousand or 5.4%. The average rate paid on time deposits, the largest component of interest bearing deposits, was 2.8% for the six months ended June 30, 2004 compared to 3.5% for the same period of 2003. The average balance of time deposits increased $6.2 million or 1.5% to $428.2 million. The average rate paid on interest bearing demand deposits declined 16 basis points to .49% from .65% while the average balance increased $15.0 million or 6.8% to $235.9 million. The average rate paid on savings deposits decreased 18 basis points to .9% from 1.1% while the average balance increased $24.2 million or 14.5% to $190.8 million from $166.6 million. Interest expense on overnight borrowings, consisting of federal funds purchased and securities sold under agreements to repurchase, decreased $35 thousand due to a 20 basis point decline in the average rate paid, which offset a $6.9 million increase in the average balance. Interest expense on other borrowed funds decreased $112 thousand in the comparison as net repayments decreased the average outstanding balance by $11.5 million or 17.4%. The decline in the average balance outstanding offset an increase in the average rate paid on other borrowed funds of 29 basis points to 3.7% from 3.4%.

The net interest margin (TE) increased 22 basis points to 3.83% during the six months ended June 30, 2004 compared to 3.61% in the same period of 2003. The increase in net interest margin is primarily attributed to a 33 basis point rise in the spread between rates earned on earning assets and the rates paid on interest bearing liabilities to 3.58% in the current six months from 3.25% in the same period in 2003. The effect of noninterest bearing sources of funds offset the 33 basis point increase in spread by 11 basis points, resulting in the increase in net interest margin. The effect of noninterest bearing sources of funds on net interest margin typically declines in a falling rate environment.

The following tables present an analysis of net interest income for the six months ended June 30.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:  INTEREST RATES AND INTEREST DIFFERENTIAL
--------------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30,                                    2004                                         2003
--------------------------------------------------------------------------------------------------------------------------------
                                             Average                       Average        Average                       Average
(In thousands)                               Balance        Interest        Rate          Balance       Interest         Rate
--------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Investment securities
  Taxable                                $   250,214        $  3,985        3.20%     $   256,913       $  3,500         2.75%
  Nontaxable1                                 94,121           2,854        6.10           70,891          2,328         6.62
Time deposits with banks, federal
  funds sold and securities purchased
  under agreements to resell                  37,737             185         .99           66,295            414         1.26
Loans1,2,3                                   773,642          23,703        6.16          739,127         24,584         6.71
--------------------------------------------------------------------------------------------------------------------------------
     Total earning assets                  1,155,714        $ 30,727        5.35%       1,133,226       $ 30,826         5.49%
--------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses                    (11,394)                                     (11,263)
--------------------------------------------------------------------------------------------------------------------------------
     Total earning assets, net of
     allowance for loan losses             1,144,320                                    1,121,963
--------------------------------------------------------------------------------------------------------------------------------
NONEARNING ASSETS
Cash and due from banks                       92,817                                       67,332
Premises and equipment, net                   24,216                                       24,180
Other assets                                  36,268                                       28,576
--------------------------------------------------------------------------------------------------------------------------------
     Total assets                        $ 1,297,621                                  $ 1,242,051
--------------------------------------------------------------------------------------------------------------------------------
INTEREST BEARING LIABILITIES
Deposits
  Interest bearing demand                $   235,922        $    573         .49%     $   220,945       $    707          .65%
  Savings                                    190,787             824         .87          166,608            871         1.05
  Time                                       428,162           5,879        2.76          421,920          7,385         3.53
Federal funds purchased and
  securities sold under agreements
  to repurchase                               81,684             467        1.15           74,823            502         1.35
Other borrowed funds                          54,679             995        3.66           66,179          1,107         3.37
--------------------------------------------------------------------------------------------------------------------------------
     Total interest bearing liabilities      991,234         $ 8,738        1.77%         950,475       $ 10,572         2.24%
--------------------------------------------------------------------------------------------------------------------------------
NONINTEREST BEARING LIABILITIES
Commonwealth of Kentucky deposits             38,729                                       35,790
Other demand deposits                        133,889                                      121,996
Other liabilities                              7,121                                        8,821
--------------------------------------------------------------------------------------------------------------------------------
     Total liabilities                     1,170,973                                    1,117,082
--------------------------------------------------------------------------------------------------------------------------------
     Shareholders' equity                    126,648                                      124,969
--------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders'
     equity                              $ 1,297,621                                  $ 1,242,051
--------------------------------------------------------------------------------------------------------------------------------
Net interest income                                           21,989                                      20,254
TE basis adjustment                                           (1,095)                                       (961)
--------------------------------------------------------------------------------------------------------------------------------
     Net interest income                                    $ 20,894                                    $ 19,293
--------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                         3.58%                                        3.25%
Impact of noninterest bearing sources
  of funds                                                                   .25                                          .36
--------------------------------------------------------------------------------------------------------------------------------
Net interest margin                                                         3.83%                                        3.61%
--------------------------------------------------------------------------------------------------------------------------------

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
2Loan balances include principal balances on nonaccrual loans.
3Loan fees included in interest income amounted to $1.2 million and $1.1 million in 2004 and 2003, respectively.

ANALYSIS OF CHANGES IN NET INTEREST INCOME (TAX EQUIVALENT BASIS)
------------------------------------------------------------------------------------------------------------
(In thousands)                                                     Variance         Variance Attributed to
Six Months Ended June 30,                                         2004/20031        Volume           Rate
------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Taxable investment securities                                       $   485        $  (251)      $    736
Nontaxable investment securities2                                       526          1,019           (493)
Time deposits with banks, federal funds sold and
   securities purchased under agreements to resell                     (229)          (153)           (76)
Loans2                                                                 (881)         2,631         (3,512)
------------------------------------------------------------------------------------------------------------
     Total interest income                                              (99)         3,246         (3,345)
------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest bearing demand deposits                                       (134)           123           (257)
Savings deposits                                                        (47)           254           (301)
Time deposits                                                        (1,506)           317         (1,823)
Federal funds purchased and securities sold under
   agreements to repurchase                                             (35)           101           (136)
Other borrowed funds                                                   (112)          (332)           220
------------------------------------------------------------------------------------------------------------
     Total interest expense                                          (1,834)           463         (2,297)
------------------------------------------------------------------------------------------------------------
Net interest income                                                 $ 1,735        $ 2,783       $ (1,048)
------------------------------------------------------------------------------------------------------------
Percentage change                                                     100.0%         160.4%         (60.4)%
------------------------------------------------------------------------------------------------------------

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

NONINTEREST INCOME
------------------

Noninterest income was $8.3 million for the first six months of 2004, a decrease of $321 thousand or 3.7% compared to the same period in 2003. The largest component of noninterest income, service charges and fees on deposits, increased $130 thousand or 3.4% to $4.0 million due primarily to a $118 thousand or 4.9% increase in overdraft activity. Other service charges, commissions, and fees were flat at $1.8 million. Data processing fees fell $19 thousand or 2.6% to $715 thousand due mainly to lower transaction volumes. Trust fees increased $16 thousand or 2.0%. Net gains on the sale of available for sale securities was $65 thousand for the current six months, a decrease of $79 thousand or 54.9% compared to $144 thousand in the comparable period a year ago as the Company continues its efforts to properly manage the composition of its balance sheet in the current economic environment. Net gains on the sale of mortgage loans were $115 thousand, a decrease of $397 thousand from $512 thousand in the prior year. Mortgage loans originated for sale, which began to decline in the fourth quarter of 2003, declined $25.4 million or 72.5% in the six-month comparison. The decrease in mortgage loan origination is reflective of the lower refinancing activity compared to the same period a year earlier. Consumer refinancing activity in the prior year was driven by historically low interest rates. Income from the purchase of company-owned life insurance was $767 thousand, an increase of $94 thousand or 14.0%. The increase is attributed to a full six months of income being recognized in the current period compared to a shorter time period in the prior year due to the timing of the purchase. Other noninterest income totaled $76 thousand, a decrease of $67 thousand compared to $143 thousand in the prior year. This decrease is attributable to the operations of the Company's investment in a low income tax partnership.

NONINTEREST EXPENSE
-------------------

Noninterest expenses totaled $19.3 million for the first six months of 2004, an increase of $704 thousand or 3.8% compared to the same period in 2003. Salaries and employee benefits, the largest component of noninterest expense, increased $496 thousand or 4.8% and totaled $10.8 million at June 30, 2004. Employee benefit expenses increased $261 thousand or 13.6% primarily due to increased health insurance costs, including the timing effect of additional amounts associated with the new postretirement health insurance coverage initiated late in the first quarter of 2003. Salary and related payroll expenses increased $308 thousand or 3.8% in the comparison while noncash compensation expense related to the Company's nonqualified stock option plan declined $74 thousand or 34.8% due to the structure of the fee vesting schedule. The number of full time equivalent employees increased to 469 at June 30, 2004 from 462 reported on the same date in the prior period. On average, the number of full time equivalent employees increased to 461 from 458 in the comparison. All other noninterest expenses increased $208 thousand or 2.5%, with $96 thousand in higher telephone expenses driving the increase. The increase is the result of adding higher data transmission capacity for both internal and external usage.

INCOME TAXES
------------

Income tax expense for the first six months of 2004 was $1.8 million, a decrease of $131 thousand or 6.6% from the same period a year earlier. The effective tax rate decreased 270 basis points to 20.3% from 23.0% in 2003. The decrease in the effective tax rate is due to additional revenues from investments in municipal securities and a reduction of net revenue expected from taxable sources.

FINANCIAL CONDITION

Total assets were $1.3 billion on June 30, 2004, a decrease of $24.4 million or 1.9% from December 31, 2003. The decrease in assets primarily includes a $56.5 million or 44.4% lower balance in cash and cash equivalents and a decrease in investment securities of $8.3 million or 2.2% offset by an increase in net loans of $36.8 million or 4.9%. The decrease in total assets is related to the corresponding decline in the Company's funding sources. The decline in funding sources includes a $65.7 million or 6.2% decrease in deposits offset by a $42.9 million or 37.8% increase in other borrowings. Total shareholders' equity declined $1.1 million or .9% due to an increase in unrealized holding losses in the available for sale investment securities portfolio. The makeup of the balance sheet continually changes as the Company responds to extremely competitive market forces.

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

On an average basis, total assets were $1.3 billion for the first six months of 2004, an increase of $46.9 million or 3.7% from year-end 2003. Average earning assets, primarily loans and securities, were $1.2 billion at June 30, 2004, an increase of $28.3 million or 2.5% from year-end 2003. Average earning assets represent 89.06% of total average assets on June 30, 2004, a decrease 108 basis points compared to 90.14% at year-end 2003.

LOANS
-----

Loans, net of unearned income, totaled $792.9 million at June 30, 2004, an increase of $36.9 million or 4.9% from year-end 2003. The composition of the loan portfolio is summarized in the table below.

--------------------------------------------------------------------------------
                                         June 30, 2004        December 31, 2003
(Dollars in thousands)                  Amount        %         Amount       %
--------------------------------------------------------------------------------

Commercial, financial,
  and agriculture                    $ 119,292      15.0%   $ 110,657      14.6%
Real estate - construction              49,714       6.3       45,390       6.0
Real estate mortgage - residential     286,885      36.2      270,638      35.8
Real estate mortgage farmland and
 other commercial enterprises          230,718      29.1      222,100      29.4
Installment                             69,693       8.8       71,565       9.5
Lease financing                         36,592       4.6       35,595       4.7
--------------------------------------------------------------------------------
     Total                           $ 792,894     100.0%   $ 755,945     100.0%
--------------------------------------------------------------------------------

On average, loans represented 66.9% of earning assets during the current six month period compared to 65.9% for year-end 2003. As loan demand fluctuates, the available funds are reallocated between loans and lower earning temporary investments or investment securities, which typically have lower credit risk and lower yields.

ALLOWANCE FOR LOAN LOSSES
-------------------------

The allowance for loan losses was $11.4 million at June 30, 2004, an increase of $127 thousand or 1.1% from the prior year-end. The allowance for loan losses was 1.44% of loans net of unearned income at June 30, 2004, a decrease of five basis points from 1.49% from December 31, 2003. The provision for loan losses increased $97 thousand or 27.6% and $77 thousand or 10.5% in the current three-month and six-month period, respectively, compared to the same periods in 2003. The Company had net charge-offs of $324 thousand and $687 thousand in the current three and six months of 2004, respectively, compared to net charge-offs of $324 thousand and $642 thousand in the same periods of 2003. Annualized net charge-offs represent .17% and .18% of average net loans for three and six months ended June 30, 2004, respectively compared to .32% at year-end 2003. The allowance for loan losses as a percentage of nonperforming loans totaled 141.3% and 123.9% at June 30, 2004 and December 31, 2003, respectively. The increase is primarily reflective of the decline in nonperforming assets of $1.0 million in the comparison. Management continues to emphasize collection efforts and evaluation of risks within the loan portfolio.

NONPERFORMING ASSETS
--------------------

Nonperforming assets for the Company include nonperforming loans, other real estate owned, and other foreclosed assets. Nonperforming loans consist of nonaccrual loans, restructured loans, and loans past due ninety days or more on which interest is still accruing. Nonperforming assets totaled $12.1 million at June 30, 2004, an increase of $936 thousand or 8.4% from the prior year-end. Nonperforming loans totaled $8.1 million at June 30, 2004 a decrease of $1.0 million or 11.3% compared to year-end 2003. Nonperforming loans include a pool of constructions loans secured by residential real estate to a financially troubled builder. This pool of loans totaled $1.3 million at June 30, 2004, a decrease of $2.9 million or 68.3% from the prior year end. Nonperforming loans as a percentage of net loans were 1.0% at June 30, 2004, a decrease of 20 basis points from 1.2% compared to year-end 2003.

Other real estate owned, which had a balance of $1.8 million at year-end 2003, increased $2.1 million to $3.9 million on June 30, 2004. The increase in other real estate owned is reflective of $2.8 million of the underlying real estate collateral on the pool of loans to a financially troubled builder mentioned above being transferred to the Company through foreclosure.

TEMPORARY INVESTMENTS
---------------------

Temporary investments consist of interest bearing deposits with other banks, federal funds sold, and securities purchased under agreements to resell and totaled $6.4 million at June 30, 2004, a decrease of $21.2 million or 76.9% from year-end 2003. Temporary investments averaged $37.7 million for the first six months of 2004, a decrease of $21.7 million or 36.5% from year-end 2003. The decrease is primarily a result of the Company's net funding position and the relationship between its principal subsidiary and the Commonwealth of Kentucky as described in preceding sections of this report. Temporary investments are reallocated as loan demand and other investment alternatives present the opportunity.

INVESTMENT SECURITIES
---------------------

Investment securities were $374.6 million on June 30, 2004, a decrease of $8.3 million or 2.2% from year-end 2003. Available for sale and held to maturity securities were $352.0 million and $22.6 million, respectively. Investment securities averaged $344.3 million for the first six months of 2004, an increase of $18.6 million or 5.7% from year-end 2003. The increase in average investment securities was driven by an $18.5 million or 24.4% increase in nontaxable securities and is attributable to the Company's continued efforts to manage its net interest margin during a period of low market interest rates. The Company had an unrealized loss on available for sale investment securities of $3.5 million at June 30, 2004 compared to an unrealized gain of $3.3 million at year-end 2003. The change is due primarily to the impact of changing economic conditions, including an increase in short-term market interest rates near the end of the current quarter. The market value of fixed rate investments is inversely related to changes in market interest rates.

COMPANY-OWNED LIFE INSURANCE
----------------------------

The Company purchased life insurance policies on certain key employees, with their knowledge and consent, during the first quarter of 2003. Company-owned life insurance is recorded at its cash surrender value, i.e. the amount that can be realized, on the consolidated balance sheets. The related change in cash surrender value and proceeds received under the policies are reported on the consolidated statements of income under the caption "Income from company-owned life insurance". Expected income from the purchase of the insurance policies will be used to offset the rising costs of the Company's various benefit plans as well as the additional costs of the new postretirement health insurance program implemented during 2003. Company-owned life insurance totaled $26.3 million at June 30, 2004, an increase of $757 thousand or 3.0% from year-end 2003.

DEPOSITS
--------

Total deposits were $1.0 billion at June 30, 2004, a decrease of $65.7 million or 6.2% from year-end 2003. Noninterest bearing deposits decreased $48.2 million or 21.3% in the comparison. This decrease is primarily due to the relationship between the Company's principal subsidiary and the Commonwealth of Kentucky as described in preceding sections of this report. On average, noninterest bearing deposits were $172.6 million during the current period, an increase of $10.7 million or 6.6% from year-end 2003. End of period interest bearing deposit balances decreased $17.6 million or 2.1% during the six months ended June 30, 2004 due to decreases in interest bearing checking accounts of $10.3 million or 4.4%, money market deposit accounts of $9.3 million or 8.1%, and savings accounts of $2.5 million or 3.4%. Time deposits increased $4.5 million or 1.1% in the end of period comparisons. On average, interest bearing deposits were $854.9 million in the current period, an increase of $33.0 million or 4.0% from year-end 2003. The increase in average interest bearing deposits is attributable to growth throughout the entire deposit portfolio represented as follows: interest bearing demand deposits of $8.7 million or 3.8%, money market deposit accounts of $10.8 million or 10.0%, time deposits of $5.4 million or 1.3%, and savings accounts of $18.8 million or 11.0%. Total deposits averaged $1.0 billion, an increase of $43.6 million or 4.4% from year-end 2003.

BORROWED FUNDS
--------------

Borrowed funds totaled $156.4 million at June 30, 2004, an increase of $42.8 million or 37.8% from $113.5 million at year-end 2003. A $2.8 million net decrease in long-term borrowings was offset by a $45.7 million increase in short-term borrowings. Federal funds purchased and securities sold under agreements to repurchase increased $44.5 million or 78.4% due primarily to increased correspondent banking activity and the relationship between the Company's principal subsidiary and the Commonwealth of Kentucky as described in preceding sections of this report. Other short-term borrowings increased $1.2 million to $1.7 million due primarily to additional net borrowings from the Federal Home Loan Bank ("FHLB") of $1.0 million. The $2.8 million decrease in long-term borrowings is mainly attributed to net repayments of borrowed funds from the FHLB. Total borrowed funds averaged $136.4 million, an increase of $3.1 million or 2.3% from year-end 2003.

LIQUIDITY

The Parent Company's primary use of cash consists of dividend payments to its common shareholders, purchases of its common stock, corporate acquisitions, and other general operating purposes. Liquidity of the Parent Company depends primarily on the receipt of dividends from its subsidiary banks and cash balances maintained. As of June 30, 2004 combined retained earnings of the subsidiary banks were $45.4 million, of which $2.3 million was available for the payment of dividends to the Parent Company without obtaining prior approval from bank regulatory agencies. As a practical matter, payment of future dividends is also subject to the maintenance of other capital ratio requirements. During the current six months ended June 30, 2004 the Parent Company received dividends of $4.3 million. Management expects that in the aggregate, its subsidiary banks will continue to have the ability to pay dividends in order to provide funds to the Parent Company during the remainder of 2004 sufficient to meet its liquidity needs. The Parent Company had cash balances of $28.1 million at June 30, 2004. Additionally, the Parent Company has a $10.0 million unsecured line of credit with an unrelated financial institution available for general corporate purposes. This line of credit will mature on May 31, 2005.

The Company's objective as it relates to liquidity is to insure that subsidiary banks have funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability. In order to maintain a proper level of liquidity, the banks have several sources of funds available on a daily basis, which can be used for liquidity purposes. These sources of funds primarily include the subsidiary banks' core deposits, consisting of both business and nonbusiness deposits; cash flow generated by repayment of loan principal and interest; FHLB borrowings; and federal funds purchased and securities sold under agreements to repurchase. As of June 30, 2004 the Company had approximately $173.6 million in additional borrowing capacity under various FHLB, federal funds, and other borrowing agreements. There is no guarantee that these sources of funds will continue to be available to the Company, or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in our liquidity from these sources.

For the longer term, the liquidity position is managed by balancing the maturity structure of the balance sheet. This process allows for an orderly flow of funds over an extended period of time. The Company's Asset and Liability Management Committee meets regularly and monitors the composition of the balance sheet to ensure comprehensive management of interest rate risk and liquidity.

Liquid assets consist of cash, cash equivalents, and securities available for sale. At June 30, 2004, such assets totaled $422.7 million, a decrease of $62.7 million or 12.9% from year-end 2003. The decrease in liquid assets is attributed to the overall funding position of the Company, including deposit activity of the Commonwealth of Kentucky. Net cash provided by operating activities was $7.7 million in the first six months of 2004, a decrease of $2.9 million from $10.6 million in the same period last year. Net cash used in investing activities was $37.3 million compared to net cash provided by investing activities of $84.6 million in the prior year six-month period. The $121.9 decrease is due primarily to a $112.8 million decrease from investment securities transactions and $33.2 million related to loan growth. The purchase of company-owned life insurance in the prior year created an additional $24.0 million cash outflow while there were no purchases in the current six months. Net cash used in financing activities was $27.0 million for the six months ended June 30, 2004 compared to $24.0 million in the prior year. The $3.0 million increase in net cash used is related to higher net cash outflows of deposits and repayments of borrowed funds during the current six-month period compared to the activity in the same period a year earlier.

Commitments  to  extend  credit  are  considered  in  addressing  the  Company's
liquidity  management.   The  Company  does  not  expect  these  commitments  to
significantly effect the liquidity position in future periods.

CAPITAL RESOURCES

Shareholders' equity was $125.4 million on June 30, 2004, a decrease of $1.1 million or 1.0% from year-end 2003 primarily due to a $4.4 million decrease in accumulated comprehensive income. Accumulated other comprehensive income, consisting of unrealized holding gains on available for sale investment securities (net of tax), decreased as a result of changing economic conditions and changes in market interest rates on the Company's available for sale investment securities portfolio. An increase in short-term market interest rates near the end of the current quarter was a significant factor affecting the decrease in the unrealized holding gains on the available for sale portfolio. The market value of fixed rate investments is inversely related to changes in market interest rates. Retained earnings increased $2.8 million or 1.9% as a result of $7.2 million in net income offset by $4.4 million, or $.66 per share, in dividends declared during the first six months of 2004. The Company issued 17 thousand shares of common stock during the first six months of 2004 pursuant to its nonqualified stock option plan. The issuance of these shares increased shareholders' equity by $420 thousand. The Company purchased 2 thousand shares of its outstanding common stock during the first six months of 2004 for a total cost of $73 thousand.

Consistent with the objective of operating a sound financial organization, the Company's goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios as of June 30, 2004, the regulatory minimums and the regulatory standard for a "well capitalized" institution are as follows.


                      Farmers Capital          Regulatory             Well
                      Bank Corporation           Minimum           Capitalized
-------------------------------------------------------------------------------
Tier 1 risk based           14.96%                4.00%               6.00%
Total risk based            16.22%                8.00%              10.00%
Leverage                     9.84%                4.00%               5.00%

As of June 30, 2004, all of the Company's subsidiary banks were in excess of the well-capitalized regulatory ratio requirements as calculated under guidelines established by federal banking agencies.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

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

At June 30, 2004, the model indicated that if rates were to gradually increase by 150 basis points during the calendar year, then net interest income and net income would increase .4% and 1.0%, respectively for the year ending December 31, 2004. The model indicated that if rates were to gradually decrease by 150 basis points over the same period, then net interest income and net income would decrease 2.0% and 4.5%, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

The Registrant's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Registrant's disclosure controls and procedures as of the end of the period covered by this report, and have concluded that the Registrant's disclosure controls and procedures were adequate and effective to ensure that all material information required to be disclosed in this report has been made known to them in a timely fashion.

There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Chief Executive Officer and Chief Financial Officers evaluation, nor were there any material weaknesses in the controls which required corrective action.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

As of June 30, 2004, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material adverse effect upon the consolidated financial statements of the Company.

ITEM 2 - CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY
--------------------------------------------------------------------------------
SECURITIES
----------

The following table provides information with respect to shares of common stock repurchased by the Company during the quarter ended June 30, 2004.

-----------------------------------------------------------------------------------------------------------------------------------
                                                                               Total Number of Shares    Maximum Number of Shares
                                                                                Purchased as Part of         that May Yet Be
                                     Total Number of    Average Price Paid    Publicly Announced Plans      Purchased Under the
             Period                 Shares Purchased        per Share               or Programs              Plans or Programs
-----------------------------------------------------------------------------------------------------------------------------------
April 1, 2004 to April 30, 2004           2,195               $ 33.32                  2,195                      199,126
-----------------------------------------------------------------------------------------------------------------------------------
May 1, 2004 to May 31, 2004                                                                                       199,126
-----------------------------------------------------------------------------------------------------------------------------------
June 1, 2004 to June 30, 2004                                                                                     199,126
-----------------------------------------------------------------------------------------------------------------------------------
      Total                               2,195               $ 33.32                  2,195
-----------------------------------------------------------------------------------------------------------------------------------

On January 27, 2003, the Company's Board of Directors authorized the purchase of up to 300,000 shares of the Company's outstanding common stock. No stated expiration date was established under this plan.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

The annual meeting of shareholders was held May 11, 2004. The matters that were voted upon included the election of four directors for three-year terms ending in 2007 or until their successors have been elected and qualified and the approval of the Company's 2004 Employee Stock Purchase Plan.

The outcome of the voting was as follows:


ELECTION OF DIRECTORS
NAME                                   FOR     AGAINST    WITHHELD    ABSTAINED
--------------------------------------------------------------------------------

Lloyd C. Hillard, Jr.               5,306,676      0       349,205         0
Harold G. Mays                      5,655,381      0           500         0
Robert Roach, Jr.                   5,518,981      0       136,900         0
Cecil D. Bell, Jr.                  5,655,591      0           300         0

APPROVAL OF THE COMPANY'S 2004
EMPLOYEE STOCK PURCHASE PLAN        4,063,534    554,196         0     118,344

Listed below are the names of each director whose term of office continued after the meeting.

Frank W. Sower, Jr.                        Shelley S. Sweeney
J. Barry Banker                             Dr. Donald J. Mullineaux
Dr. John D. Sutterlin                       Michael M. Sullivan
Gerald R. Hignite                           G. Anthony Busseni

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

          31.1 CEO Certification (page 29)

          31.2 CFO Certification (page 30)

          32   CEO  &  CFO  Certifications   Pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002 (page 31)


b)       Reports on Form 8-K
         -------------------

          On April 20,  2004,  the  Registrant  filed a report on Form 8-K under
          Item 12 reporting its earnings for the first quarter of 2004. There were no financial statements filed with this Form 8-K.

          On July 6, 2004, the Registrant filed a report on Form 8-K under Items five and seven announcing that First Citizens Bank, a wholly-owned subsidiary of the Company, has signed a definitive agreement to acquire Financial National Electronic Transfer, Inc. There were no financial statements filed with this Form 8-K.

          On July 6, 2004, the Registrant filed a report on Form 8-K under Items five and seven announcing the completion of its acquisition of Citizens Bank (Kentucky), Inc. There were no financial statements filed with this Form 8-K.

          On July 19, 2004 the Registrant filed a report on Form 8-K under Item 12 reporting its earning for the second quarter of 2004. There were no financial statements filed with this Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:     8-5-04                    /s/ G. Anthony Busseni
      --------------------          --------------------------------------------
                                    G. Anthony Busseni,
                                    President and CEO
                                    (Principal Executive Officer)


Date:     8-5-04                    /s/ C Douglas Carpenter
      --------------------          --------------------------------------------
                                    C. Douglas Carpenter,
                                    Vice President, Secretary, and CFO
                                    (Principal Financial and Accounting Officer)