Form 10-Q
period 2004-09-30
FARMERS CAPITAL BANK CORP
filed 2004-11-08
CIK 713095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                         For the transition period from
                          ____________ to ____________

                         Commission File Number 0-14412

                        Farmers Capital Bank Corporation
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                  Kentucky                                  61-1017851
----------------------------------------------     -----------------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
or organization)                                       Identification Number)

P.O. Box 309, 202 West Main Street
Frankfort, Kentucky                                           40602
----------------------------------------------     -----------------------------
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

                6,753,084 shares outstanding at November 4, 2004

                                TABLE OF CONTENTS


Part I - Financial Information                                          Page No.
------------------------------                                          --------

     Item 1 - Financial Statements                                           3

         Unaudited Consolidated Balance Sheets -
             September 30, 2004 and December 31, 2003                        3

         Unaudited Consolidated Statements of Income -
             For the Three Months and Nine Months Ended
             September 30, 2004 and September 30, 2003                       4

         Unaudited Consolidated Statements of Comprehensive Income -
             For the Three Months and Nine Months Ended
             September 30, 2004 and September 30, 2003                       5

         Unaudited Consolidated Statements of Cash Flows -
             For the Nine Months Ended
             September 30, 2004 and September 30, 2003                       6

         Unaudited Consolidated Statements of Changes in
             Shareholders' Equity -
             For the Nine Months Ended
             September 30, 2004 and September 30, 2003                       7

         Notes to Unaudited Consolidated Financial Statements                8

     Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         12

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk    26

     Item 4 - Controls and Procedures                                       27

Part II - Other Information

     Item 1 - Legal Proceedings                                             27

     Item 2 - Changes in Securities, Use of Proceeds and Issuer Repurchases
                  of Equity Securities                                      27

     Item 6 - Exhibits and Reports on Form 8-K                              27

     Signatures                                                             29

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

UNAUDITED CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------------
                                                                                           September 30,       December 31,
(In thousands, except share data)                                                               2004               2003
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents:
     Cash and due from banks                                                              $     87,605      $      99,628
     Interest bearing deposits in other banks                                                    2,117              3,154
     Federal funds sold and securities purchased under agreements to resell                     13,907             24,434
----------------------------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                                      103,629            127,216
----------------------------------------------------------------------------------------------------------------------------
Investment securities:
     Available for sale, amortized cost of $309,225 (2004) and $354,905 (2003)                 312,598            358,169
     Held to maturity, fair value of $22,622  (2004) and $26,201 (2003)                         21,629             24,789
----------------------------------------------------------------------------------------------------------------------------
          Total investment securities                                                          334,227            382,958
----------------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income                                                                  872,638            755,945
Allowance for loan losses                                                                      (13,292)           (11,292)
----------------------------------------------------------------------------------------------------------------------------
          Loans, net                                                                           859,346            744,653
----------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                     27,468             24,115
Company-owned life insurance                                                                    26,630             25,510
Goodwill                                                                                         4,848
Other intangible assets                                                                          2,102
Other assets                                                                                    18,036             14,113
----------------------------------------------------------------------------------------------------------------------------
          Total assets                                                                     $ 1,376,286        $ 1,318,565
----------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits:
     Noninterest bearing                                                                  $    210,799        $   226,650
     Interest bearing                                                                          900,571            841,672
----------------------------------------------------------------------------------------------------------------------------
          Total deposits                                                                     1,111,370          1,068,322
----------------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under agreements to repurchase                      63,006             56,698
Other short-term borrowings                                                                      1,433                418
Long-term debt                                                                                  57,524             56,413
Dividends payable                                                                                2,223              2,215
Other liabilities                                                                                9,542              8,028
----------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                                  1,245,098          1,192,094
----------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Common stock, par value $.125 per share
     9,608,000 shares authorized;  8,190,145 and 8,160,919
     shares issued at September 30, 2004 and December 31, 2003, respectively                     1,024              1,020
Capital surplus                                                                                 19,614             18,670
Retained earnings                                                                              149,273            145,489
Treasury stock, at cost
     1,447,337 and 1,444,739 shares at September 30, 2004 and
     December 31, 2003, respectively                                                           (40,916)           (40,830)
Accumulated other comprehensive income                                                           2,193              2,122
----------------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity                                                           131,188            126,471
----------------------------------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity                                       $ 1,376,286        $ 1,318,565
----------------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

 UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
----------------------------------------------------------------------------------------------------------------------------
                                                                          Three Months Ended                Nine Months Ended
                                                                              September 30,                   September 30,
(In thousands, except per share data)                                     2004           2003               2004        2003
----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                            $ 12,775       $ 11,921           $ 36,306    $ 36,289
Interest on investment securities:
     Taxable                                                             2,094          1,318              6,079       4,818
     Nontaxable                                                            999            809              2,930       2,392
Interest on deposits in other banks                                         11             12                 29          49
Interest on federal funds sold and securities
     purchased under agreements to resell                                   51            129                218         506
----------------------------------------------------------------------------------------------------------------------------
          Total interest income                                         15,930         14,189             45,562      44,054
----------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits                                                     3,999          4,033             11,275      12,996
Interest on federal funds purchased and securities
     sold under agreements to repurchase                                   317            182                784         684
Interest on other borrowed funds                                           572            542              1,567       1,649
----------------------------------------------------------------------------------------------------------------------------
          Total interest expense                                         4,888          4,757             13,626      15,329
----------------------------------------------------------------------------------------------------------------------------
          Net interest income                                           11,042          9,432             31,936      28,725
----------------------------------------------------------------------------------------------------------------------------
Provision for loan losses                                                  666            642              1,479       1,378
----------------------------------------------------------------------------------------------------------------------------
          Net interest income after provision for loan losses           10,376          8,790             30,457      27,347
----------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Service charges and fees on deposits                                     2,210          1,951              6,193       5,804
Other service charges, commissions, and fees                               900            909              2,674       2,682
Data processing income                                                     340            337              1,055       1,071
Trust income                                                               416            385              1,244       1,197
Investment securities gains, net                                           102            822                167         966
Gains on sale of mortgage loans, net                                       114            276                229         788
Income from company-owned life insurance                                   363            416              1,130       1,089
Other                                                                       94             55                170         198
----------------------------------------------------------------------------------------------------------------------------
          Total noninterest income                                       4,539          5,151             12,862      13,795
----------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits                                           6,070          5,188             16,847      15,469
Occupancy expenses, net                                                    735            621              2,031       1,921
Equipment expenses                                                       1,040            934              2,914       2,795
Bank franchise tax                                                         367            330              1,045         995
Other                                                                    2,777          2,136              7,463       6,636
----------------------------------------------------------------------------------------------------------------------------
          Total noninterest expense                                     10,989          9,209             30,300      27,816
----------------------------------------------------------------------------------------------------------------------------
          Income before income taxes                                     3,926          4,732             13,019      13,326
----------------------------------------------------------------------------------------------------------------------------
Income tax expense                                                         727            831              2,571       2,806
----------------------------------------------------------------------------------------------------------------------------
          Net income                                                  $  3,199       $  3,901           $ 10,448    $ 10,520
----------------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE
     Basic                                                            $    .47       $    .58           $   1.55    $   1.56
     Diluted                                                               .47            .58               1.54        1.55
WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic                                                               6,736          6,712              6,730       6,733
     Diluted                                                             6,787          6,761              6,781       6,773
----------------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.


UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
-------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended           Nine Months Ended
                                                                            September 30,               September 30,
 (In thousands)                                                         2004           2003         2004           2003
-------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                          $  3,199       $  3,901    $  10,448      $  10,520
Other comprehensive income:
     Unrealized holding gain (loss) on available for sale
     securities arising during the period, net of tax
     of $2,350, $719, $138, and $512, respectively                     4,364         (1,335)         257           (950)
Reclassification adjustment for prior period
     unrealized loss (gain) recognized during current period,
     net of tax of $47, $601, $100, and $662, respectively                88         (1,116)        (186)        (1,230)
-------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                      4,452         (2,451)          71         (2,180)
-------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME                                                $  7,651       $  1,450    $  10,519      $   8,340
-------------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------
Nine months ended September 30, (In thousands)                                                         2004            2003
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                                   $  10,448        $  10,520
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation of premises and equipment                                                      2,241            2,257
          Amortization of intangibles                                                                   128
          Net amortization of investment security premiums and (discounts):
                Available for sale                                                                    1,222            2,578
                Held to maturity                                                                        (32)             (52)
          Provision for loan losses                                                                   1,479            1,378
          Noncash compensation expense                                                                  217              319
          Mortgage loans originated for sale                                                        (14,529)         (53,405)
          Proceeds from sale of mortgage loans                                                       14,244           54,724
          Deferred income tax (benefit) expense                                                        (402)             144
          Gain on sale of mortgage loans                                                               (229)            (788)
          Gain on sale of premises and equipment                                                         (3)              (2)
          Gain on sale of available for sale investment securities, net                                (167)            (966)
          (Increase) decrease in accrued interest receivable                                           (980)             170
          Income from company-owned life insurance                                                   (1,120)          (1,089)
          (Increase) decrease in other assets                                                        (1,622)            (343)
          Increase (decrease) in accrued interest payable                                               221             (445)
          Increase in other liabilities                                                               1,907            2,271
------------------------------------------------------------------------------------------------------------------------------
             Net cash provided by operating activities                                               13,023           17,271
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities and calls of investment securities:
          Available for sale                                                                        215,591          316,365
          Held to maturity                                                                            3,194            4,348
     Proceeds from sale of available for sale investment securities                                  59,603          108,975
     Purchase of available for sale investment securities                                          (218,358)        (333,166)
     Loans originated for investment, net of principal collected                                    (65,556)          (2,502)
     Purchase of subsidiary, net of cash acquired                                                    (5,818)
     Purchase of company-owned life insurance                                                                        (24,001)
     Purchase of premises and equipment                                                              (2,831)          (2,230)
     Proceeds from sale of equipment                                                                     83                9
------------------------------------------------------------------------------------------------------------------------------
             Net cash (used in) provided by investing activities                                    (14,092)          67,798
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net (decrease) increase in deposits                                                            (19,392)          53,406
     Net increase (decrease) in federal funds purchased and securities sold under
          agreements to repurchase                                                                    6,004          (51,749)
     Proceeds from long-term debt                                                                     1,800            3,874
     Repayments of long-term debt                                                                    (5,931)          (4,377)
     Net increase (decrease)  in other short-term borrowings                                          1,015           (8,091)
     Dividends paid                                                                                  (6,656)          (6,500)
     Purchase of common stock                                                                           (86)          (3,118)
     Stock issued pursuant to employee stock purchase plan                                               42
     Stock options exercised                                                                            686              344
------------------------------------------------------------------------------------------------------------------------------
             Net cash used in financing activities                                                  (22,518)         (16,211)
------------------------------------------------------------------------------------------------------------------------------
             Net (decrease) increase in cash and cash equivalents                                   (23,587)          68,858
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                                                      127,216           67,101
------------------------------------------------------------------------------------------------------------------------------
             Cash and cash equivalents at end of period                                          $  103,629        $ 135,959
------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
     Interest                                                                                    $   13,405        $  15,774
     Income taxes                                                                                     2,525              500
Transfers from loans to repossessed assets                                                            3,079            1,729
Cash dividend declared and unpaid                                                                     2,223            2,149
------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                                                                    Accumulated
                                                                                                            Other           Total
Nine months ended                        Common Stock        Capital    Retained     Treasury Stock     Comprehensive  Shareholders'
September 30, 2004 and 2003           Shares     Amount      Surplus    Earnings   Shares     Amount        Income         Equity
------------------------------------------------------------------------------------------------------------------------------------
  Balance at January 1, 2004           8,161     $1,020      $18,670    $145,489    1,445   $(40,830)         $2,122      $126,471
Net income                                                                10,448                                            10,448
Other comprehensive income                                                                                        71            71
Cash dividends declared,
  $.99 per share                                                          (6,664)                                           (6,664)
Purchase of common stock                                                                2        (86)                          (86)
Stock options exercised                   28          4          685                                                           689
Shares issued pursuant to
 employee stock purchase plan              1                      42                                                            42
Noncash compensation expense
  attributed to stock option grants                              217                                                           217
------------------------------------------------------------------------------------------------------------------------------------
  Balance at September 30, 2004        8,190     $1,024      $19,614    $149,273    1,447    $(40,916)         $2,193     $131,188
------------------------------------------------------------------------------------------------------------------------------------





------------------------------------------------------------------------------------------------------------------------------------
  Balance at January 1, 2003           8,136     $1,017      $17,623    $141,199    1,344    $(37,627)         $3,561     $125,773
Net income                                                                10,520                                            10,520
Other comprehensive income                                                                                     (2,180)      (2,180)
Cash dividends declared,
  $.96 per share                                                          (6,458)                                           (6,458)
Purchase of common stock                                                               98      (3,118)                      (3,118)
Stock options exercised                   14          2          342                                                           344
Noncash compensation expense
  attributed to stock option grants                              319                                                           319
------------------------------------------------------------------------------------------------------------------------------------
  Balance at September 30, 2003        8,150     $1,019      $18,284    $145,261    1,442    $(40,745)         $1,381     $125,200
------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.








NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Farmers Capital Bank Corporation (the "Company"), a financial holding company, and its wholly-owned seven bank and one nonbank subsidiaries. Bank subsidiaries include Farmers Bank & Capital Trust Co. ("Farmers Bank") in Frankfort, KY; United Bank & Trust Co. in Versailles, KY; Lawrenceburg National Bank in Harrodsburg, KY; First Citizens Bank ("First Citizens") in Elizabethtown, KY; Farmers Bank and Trust Company ("Farmers Georgetown") in Georgetown, KY; Kentucky Banking Centers, Inc. in Glasgow, KY; and Citizens Bank (Kentucky) Inc., ("Citizens Georgetown") in Georgetown, KY. On October 22, 2004, the Company merged Citizens Georgetown into Farmers Georgetown. The Company's nonbank subsidiary is FCB Services, Inc., a data processing subsidiary located in Frankfort, KY. Intercompany transactions and balances are eliminated in consolidation. Leasing One Corporation and Farmers Capital Insurance Corporation are wholly-owned subsidiaries of Farmers Bank. Pro Mortgage Partners, LLC is a wholly-owned subsidiary of Farmers Bank and Trust Company.

The Company provides financial services through its 26 locations throughout Central Kentucky to individual, business, agriculture, government, and educational customers. Its primary deposit products are checking, savings, and term certificate accounts. Its primary lending products are residential mortgage, commercial lending and leasing, and installment loans. Substantially all loans and leases are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans and leases are expected to be repaid from cash flow from operations of businesses. Farmers Bank has served as the general depository for the Commonwealth of Kentucky for over 70 years and also provides investment and other services to the Commonwealth. Other services include, but are not limited to, cash management services, issuing letters of credit, safe deposit box rental, and providing funds transfer services. Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions and federal funds sold.

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

3. NET INCOME PER COMMON SHARE

Basic net income per common share is determined by dividing net income by the weighted average total number of shares of common stock outstanding. Diluted net income per common share is determined by dividing net income by the total weighted average number of shares of common stock outstanding, plus the total weighted average number of shares that would be issued upon exercise of dilutive stock options assuming proceeds are used to repurchase shares pursuant to the treasury stock method. Net income per common share computations were as follows at September 30, 2004 and 2003.


--------------------------------------------------------------------------------------------------------
                                                          Three Months Ended         Nine Months Ended
                                                              September 30,             September 30,
(In thousands, except per share data)                     2004          2003        2004           2003
--------------------------------------------------------------------------------------------------------
Net income, basic and diluted                          $ 3,199       $ 3,901    $ 10,448       $ 10,520
--------------------------------------------------------------------------------------------------------

Average shares outstanding                               6,736         6,712       6,730          6,733
Effect of dilutive stock options                            51            49          51             40
--------------------------------------------------------------------------------------------------------
Average diluted shares outstanding                       6,787         6,761       6,781          6,773
--------------------------------------------------------------------------------------------------------

Net income per share, basic                            $   .47       $   .58    $   1.55       $   1.56
Net income per share, diluted                              .47           .58        1.54           1.55
--------------------------------------------------------------------------------------------------------



4. STOCK-BASED COMPENSATION

In 1997, the Company's Board of Directors approved a nonqualified stock option plan that provides for granting of stock options to key employees and officers of the Company. The plan was subsequently ratified by the Company's shareholders at its annual shareholders' meeting held on May 12, 1998, the measurement date of the plan. All stock options are awarded at a price equal to the fair market value of the Company's common stock at the date the options are granted. The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, since options were granted during 1997 at the fair market value of the Company's stock on the grant date, and the measurement date occurred during 1998, the Company recognizes noncash compensation expense based on the intrinsic value of the stock options measured on the date of shareholder ratification of the plan. Options granted during 1997 are now fully vested and no additional compensation expense will be recognized pursuant to APB Opinion No. 25 beyond September 30, 2004. The fair market value of the Company's stock was $24.50 and $39.66 on the grant date and measurement date, respectively.

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


------------------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended         Nine Months Ended
                                                                     September 30,              September 30,
(In thousands, except per share data)                              2004          2003         2004          2003
------------------------------------------------------------------------------------------------------------------
NET INCOME
  As reported                                                   $ 3,199       $ 3,901     $ 10,448      $ 10,520
  Add:  Stock-based employee compensation expense
        included in reported net income under the
        intrinsic value method, net of related tax effects           51            69          141           207

  Less: Stock-based compensation expense determined
        under fair value based method for all awards, net
        of related tax effects                                      (65)          (85)        (182)         (253)
------------------------------------------------------------------------------------------------------------------
Proforma                                                        $ 3,185       $ 3,885     $ 10,407      $ 10,474
------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE
  Basic, as reported                                            $   .47       $   .58     $   1.55      $   1.56
  Basic, proforma                                                   .47           .58         1.55          1.56

  Diluted, as reported                                              .47           .58         1.54          1.55
  Diluted, proforma                                                 .47           .57         1.53          1.55
------------------------------------------------------------------------------------------------------------------

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

5. EMPLOYEE STOCK PURCHASE PLAN

The Company's 2004 Employee Stock Purchase Plan ("Plan") was approved by its shareholders at the Company's 2004 annual meeting on May 11, 2004. The purpose of the Plan is to provide a means by which eligible employees may purchase, at a discount, shares of common stock of the Company through payroll withholding. The purchase price of the shares is equal to 85% of their fair market value on specified dates as defined in the Plan. This Plan was effective beginning July 1, 2004.

6. BUSINESS COMBINATION - CITIZENS BANK (KENTUCKY), INC.

On July 2, 2004 the Company announced that the required approvals from the appropriate regulatory authorities were received and that the acquisition of 100% of the outstanding common shares of Citizens Bank (Kentucky), Inc. in Georgetown, Kentucky had been completed. The results presented in the consolidated financial statements herein include the results of Citizens Georgetown for the three months ended September 30, 2004. On October 22, 2004, the Company merged Citizens Georgetown into Farmers Georgetown.

The total cost related to this acquisition, which has been paid entirely in cash, was approximately $14.6 million. The following table presents the estimated fair value of the assets acquired and the liabilities assumed at the date of purchase. The core deposit intangible of $2.2 million at acquisition is being amortized over a life of 7.5 years under a declining amortization schedule through year 2010 with the remaining 10% amortized during year 2011. Goodwill is not subject to periodic amortization in the consolidated financial statements, but will be deductible for federal income tax purposes over a period of 15 years. Management expects certain minor adjustments to the total acquisition costs, and thus goodwill, as execution cost amounts are finalized.


 (In thousands)                                                 July 1, 2004
 ----------------------------------------------------------------------------
 ASSETS
 Cash & equivalents                                                 $  8,768
 Investment securities                                                12,213
 Loan, net of unearned income & allowance for loan losses             50,102
 Goodwill                                                              4,848
 Core deposit intangible                                               2,230
 Other assets                                                          4,650
 ----------------------------------------------------------------------------
    Total assets                                                    $ 82,811
 ----------------------------------------------------------------------------

 LIABILITIES
 Deposits                                                           $ 62,440
 Short-term borrowings                                                   304
 Long-term borrowings                                                  5,242
 Other liabilities                                                       239
 ----------------------------------------------------------------------------
     Total liabilities                                                68,225
 ----------------------------------------------------------------------------

 ----------------------------------------------------------------------------
 NET ASSETS ACQUIRED                                                $ 14,586
 ----------------------------------------------------------------------------



7. BUSINESS COMBINATION - FINANCIAL NATIONAL ELECTRONIC TRANSFER, INC.

On October 8, 2004 the Company announced that First Citizens had completed the acquisition of 100% of the outstanding common shares of Financial National Electronic Transfer, Inc. ("FINET") in a cash transaction. FINET is a data processing company that specializes in the processing of federal benefit payments and military allotments and is headquartered in Radcliff, Kentucky. The results presented in the consolidated financial statements herein do not include any results related to this acquisition since it closed during the fourth quarter of 2004.

The total cost related to this acquisition, which has been paid entirely in cash, was approximately $6.6 million. The following table presents the estimated fair value of the assets acquired and the liabilities assumed at the date of purchase. The customer list intangible of $2.4 million at acquisition is being amortized over a life of 10.5 years under a declining amortization schedule through year 2013 with the remaining 11% amortized during year 2014. Goodwill is not subject to periodic amortization in the consolidated financial statements, but will be deductible for federal income tax purposes over a period of 15 years. Management expects certain minor adjustments to the total acquisition costs, and thus goodwill, as execution cost amounts are finalized.


(In thousands)                                         October 8, 2004
-----------------------------------------------------------------------
ASSETS
Goodwill                                                       $ 3,864
Customer list intangible                                         2,414
Other assets                                                       300
-----------------------------------------------------------------------
   Total assets                                                $ 6,578
-----------------------------------------------------------------------

LIABILITIES

-----------------------------------------------------------------------
NET ASSETS ACQUIRED                                            $ 6,578
-----------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. In general, forward-looking statements relate to a discussion of future financial results or projections, future economic performance, future operational plans and objectives, and statements regarding the underlying assumptions of such statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company and its subsidiaries operate) and lower interest margins; competition for the Company's customers from other providers of financial services; deposit outflows or reduced demand for financial services and loan products; government legislation, regulation, and changes in monetary and fiscal policies (which changes from time to time and over which the Company has no control); changes in interest rates; material unforeseen changes in the liquidity, results of operations, or financial condition of the Company's customers; the capability of the Company to successfully enter into a definitive agreement for and close anticipated transactions; the possibility that acquired entities may not perform as well as expected; unexpected claims or litigation against the Company; technological or operational difficulties; and other risks or uncertainties detailed in the Company's filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company. The Company expressly disclaims any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations.

RESULTS OF OPERATIONS

                    THIRD QUARTER 2004 VS. THIRD QUARTER 2003
                    -----------------------------------------

The Company reported net income for the three months ended September 30, 2004 of $3.2 million, a decrease of $702 thousand or 18.0% compared to $3.9 million for the same period in 2003. On a basic and diluted per share basis, net income was $.47 for the current three month period, a decrease of $.11 or 19.0% compared to the prior year. The operating results related to the previously disclosed acquisition of Citizens Georgetown are included in the financial results presented herein beginning as of July 1, 2004. Net loans and deposits acquired from Citizens Georgetown on the date of purchase were $50.1 million and $62.4 million, respectively.

The Company reported growth in net interest income in the three month comparison. The increase in net interest income was driven by increases in interest income on loans and securities, with the Citizens Georgetown acquisition accounting for most of the increased interest income on loans. Lower noninterest income in the current three month reporting period offset the growth in net interest income and is due primarily to a decrease in net securities gains and net gains on the sale of mortgage loans as compared to a year earlier. An increase in other operating expenses, particularly personnel costs and amortization expense negatively impacted net income in the current three month reporting period.

For the three month period ended September 30, 2004, net interest income increased $1.6 million or 17.1% to $11.0 million. Approximately $364 thousand or 22.6% of the increase is attributed to the results of Citizens Georgetown. Other noninterest income declined $612 thousand or 11.9% to $4.5 million in the three month comparison. The decline is due to lower net securities gains of $720 thousand or 87.6% in the current quarter along with a $162 thousand or 58.7% decline in net gains on the sale of mortgage loans. Origination activity for mortgage loans originated for sale declined sharply in the quarterly comparison due to lower refinancing activity. Salaries and employee benefits increased $882 thousand or 17.0% to $6.1 million. Approximately $323 thousand or 36.6% of the increase in salaries and employee benefits is attributed to the results of Citizens Georgetown. The remaining increase is due primarily to rising benefits costs and normal salary increases. Core deposit intangible amortization related to the Citizens Georgetown acquisition totaled $128 thousand in the current three month period. There is no related core deposit intangible amortization for the prior period.

Return on average assets ("ROA") was .93% for the current quarter, a decrease of 31 basis points compared to 1.24% reported for the same period in 2003. The decrease in ROA is attributed to the impact of lower noninterest income relative to average assets of 31 basis points combined with the increase in noninterest expense relative to average assets of 27 basis points. Partially offsetting these negative effects was a 25 basis point increase in net interest margin to 3.78% from 3.53%. Return on average equity ("ROE") was 9.98% for the third quarter of 2004 compared to 12.44% in the same period of 2003. The decrease is due to lower net income reported in the current period coupled with a $3.1 million or 2.5% increase in average equity capital.

NET INTEREST INCOME
-------------------

The general trend of the interest rate environment for 2003 was downward primarily as a result of previous short-term interest rate reductions taken by the Federal Reserve Board ("Fed"). The effects of the downward trend in general interest rates for 2003 continue to positively affect the Company's net interest income during 2004. A significant amount of time deposits, the largest component of interest bearing liabilities, have repriced to lower rates and have contributed to an increase in net interest income for the current period. The repricing of time deposits for the Company have generally taken longer to occur than for other interest paying liabilities and interest earning assets due to their fixed nature and maturity characteristics. The increase in the short-term federal funds rate of 50 basis points by the Fed during the current quarter did not significantly impact the Company's net interest income during the reporting periods.

The net interest margin (TE) of the current quarter declined 5 basis points to 3.78% from the second quarter of 2004 reported amount of 3.83%. This decline is mainly attributed to an increase in the overall cost of funds in the current quarter compared to the preceding quarter and was driven primarily by the Citizens Georgetown acquisition. The decline in net interest margin reverses a trend of four consecutive quarters whereby net interest margin has either increased or remained level with its preceding quarter.

The Company's tax equivalent ("TE") yield on earning assets for the current three months was 5.4%, an increase of 16 basis points from 5.2% from the same period a year ago. The cost of funds for the current three months was 1.9%, a decline of 11 basis points compared to 2.0% in the same period a year earlier. A goal of the Company in the current interest rate environment is to increase earning assets while maintaining relatively low interest rates paid on interest bearing liabilities. However, many of the Company's funding sources, particularly deposits, have neared their repricing floors and are beginning to edge upward. Average earning assets, helped by the Citizens Georgetown acquisition, increased $104.9 million or 9.4% to $1.2 billion in the quarterly comparison. As a percentage of total average assets, earning assets increased 3 basis points to 89.0% from 88.97%.

Interest income totaled $15.9 million for the third quarter of 2004, an increase of $1.7 million or 12.3% compared to the same period in the prior year. The increase was due mainly to higher loan balances resulting from both the Citizens Georgetown acquisition and internally generated loan growth, along with an increase from securities due to a higher average rate earned. Interest expense totaled $4.9 million, an increase of $131 thousand or 2.8% as the growth in deposit accounts were nearly offset by lower average rates on time deposits. Net interest income increased $1.6 million or 17.1% in the comparison and totaled $11.0 million for the three months ended September 30, 2004.

Interest and fees on loans totaled $12.8 million, an increase of $854 thousand or 7.2% mainly due to an increase in average loans outstanding, which offset a decline in the average rate earned. Average loans increased $113.2 million or 15.3% to $853.4 million in the comparison. Approximately $51.1 million or 45% of the increase in average loans outstanding is attributed to the Citizens Georgetown acquisition and the remaining increase is due to increased loan demand in a low rate environment. The tax equivalent yield on loans decreased 44 basis points to 6.0% from 6.4% and offset the effects of higher average balances on interest income. The decrease in yield is reflective primarily of the competitive markets where we operate. The Citizens Georgetown acquisition also contributed to a slight decline in the yield earned on the loan portfolio resulting from fair market value purchase adjustments. Interest on taxable securities was $2.1 million, an increase of $776 thousand or 58.9% due to both increases in the average balance outstanding and the average rate earned. A higher average rate earned in the current period accounted for most of the increase in interest income, as the prior period average rate was negatively affected by unusually high premium amortization on mortgage-backed securities. Prepayments on mortgage-backed securities in the prior year increased greatly due to corresponding refinancing of home mortgages that serve as collateral for these investment securities. The increase in prepayment activity was directly related to the historic low interest rate environment that existed throughout much of 2003. The average rate earned on taxable securities increased 109 basis points to 3.3% from 2.2% while the average balance increased $15.8 million to $253.2 million compared to $237.4 million. Interest on nontaxable securities increased $190 thousand or 23.5% due to a $21.9 million increase in the average balance to $97.4 million from $75.4 million. The increase in average nontaxable securities offset a 26 basis point decline in yield to 6.0% from 6.3%. Interest on short-term investments, including time deposits in other banks, federal funds sold, and securities purchased under agreements to resell, decreased $79 thousand due primarily to a decrease in the average balance to $14.3 million from $60.3 million that offset a 79 basis point increase in the average rate earned on these investments of to 1.7% from .9%.

Interest expense on deposits decreased $34 thousand or .8% to $4.0 million in the quarterly comparison. The slight decrease resulted from a decline in the average rate paid on time deposits that have generally repriced to lower rates in the comparison. The decline in the average rates paid on time deposits were partially offset by increased average rates on interest bearing demand and savings deposits, which generally reprice more quickly than time deposits and have moved higher as a result of the recent rate increases by the Fed. The average balance outstanding in each of the deposit categories increased in the quarterly comparison as follows: interest bearing demand $17.1 million or 7.5%; savings $17.0 million or 10.1%; and time $47.8 million or 11.2%. The Citizens Georgetown acquisition accounted for $8.2 million or 47.8% of the increase in average interest bearing demand, $7.3 million or 42.8% of the increase in average savings, and $37.0 million or 77.3% of average time deposits outstanding. The change in interest expense on deposits was as follows: time deposits $172 thousand or 5.1% decline; interest bearing demand deposits $78 thousand or 28.4% increase; and savings deposits $60 thousand or 16.3% increase. The average rate paid on time deposits, the largest component of interest bearing deposits, was 2.7% for the third quarter of 2004 compared to 3.2% for the same period of 2003. The average balance of time deposits increased $47.8 million or 11.2% to $473.9 million driven by a $37.0 million increase due to the Citizens Georgetown acquisition. The average rate paid on interest bearing demand deposits increased 9 basis points to .6% from .5% while the average balance increased $17.1 million or 7.5% to $244.7 million, with nearly half of the increase attributed to the Citizens Georgetown acquisition. The average rate paid on savings deposits increased 5 basis points to .9% while the average balance increased $17.0 million or 10.1% to $184.8 million from $167.8 million. The Citizens Georgetown acquisition accounted for $7.3 million or 42.8% of the increase. Interest expense on overnight borrowings, consisting of federal funds purchased and securities sold under agreements to repurchase, increased $135 thousand as a 52 basis point increase in the average rate paid to 1.5% from 1.0% combined with a $10.3 million or 13.9% increase in the average balance. Interest expense on other borrowed funds increased $30 thousand in the comparison due to an increase in the average rate paid of 38 basis points to 3.9% from 3.5%. The increase in the average rate paid offset a $2.8 million decline in the average balance outstanding to $59.1 million from $61.9 million.

The net interest margin (TE) increased 25 basis points to 3.78% during the third quarter of 2004 compared to 3.53% in the third quarter of 2003. The increase in net interest margin is primarily attributed to a 27 basis point increase in the spread between rates earned on earning assets and the rates paid on interest bearing liabilities to 3.52% in the current quarter from 3.25% in the third quarter of 2003. The effect of noninterest bearing sources of funds offset the 27 basis point increase in spread by 2 basis points, resulting in the 25 basis point increase in net interest margin. The effect of noninterest bearing sources of funds on net interest margin typically declines in a falling rate environment.

The following tables present an analysis of net interest income for the quarterly periods ended September 30.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:  INTEREST RATES AND INTEREST DIFFERENTIAL
-----------------------------------------------------------------------------------------------------------------------------------
Quarter Ended September 30,                                        2004                                         2003
-----------------------------------------------------------------------------------------------------------------------------------
                                                 Average                         Average         Average                    Average
(In thousands)                                   Balance         Interest          Rate          Balance      Interest        Rate
-----------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Investment securities
  Taxable                                    $   253,214        $  2,094           3.29%    $   237,389     $  1,318         2.20%
  Nontaxable1                                     97,371           1,475           6.03          75,434        1,195         6.29
Time deposits with banks, federal
 funds sold and securities purchased
 under agreements to resell                       14,328              62           1.72          60,342          141          .93
Loans1,2,3                                       853,402          12,851           5.99         740,215       11,991         6.43
-----------------------------------------------------------------------------------------------------------------------------------
     Total earning assets                      1,218,315        $ 16,482           5.38%      1,113,380     $ 14,645         5.22%
-----------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses                        (13,401)                                       (11,204)
-----------------------------------------------------------------------------------------------------------------------------------
     Total earning assets, net of
     allowance for loan losses                 1,204,914                                      1,102,176
-----------------------------------------------------------------------------------------------------------------------------------
NONEARNING ASSETS
Cash and due from banks                           85,716                                         89,302
Premises and equipment, net                       26,976                                         24,260
Other assets                                      51,354                                         35,626
-----------------------------------------------------------------------------------------------------------------------------------
     Total assets                            $ 1,368,960                                    $ 1,251,364
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST BEARING LIABILITIES
Deposits
  Interest bearing demand                    $   244,713        $    353            .57%    $   227,607     $    275          .48%
  Savings                                        184,811             429            .92         167,827          369          .87
  Time                                           473,856           3,217           2.70         426,007        3,389         3.16
Federal funds purchased and
  securities sold under agreements
  to repurchase                                   84,679             317           1.49          74,362          182          .97
Other borrowed funds                              59,105             572           3.85          61,893          542         3.47
-----------------------------------------------------------------------------------------------------------------------------------
     Total interest bearing liabilities        1,047,164        $  4,888           1.86%        957,696     $  4,757         1.97%
-----------------------------------------------------------------------------------------------------------------------------------
NONINTEREST BEARING LIABILITIES
Commonwealth of Kentucky deposits                 32,881                                         30,810
Other demand deposits                            151,325                                        131,681
Other liabilities                                 10,049                                          6,763
-----------------------------------------------------------------------------------------------------------------------------------
     Total liabilities                         1,241,419                                      1,126,950
-----------------------------------------------------------------------------------------------------------------------------------
     Shareholders' equity                        127,541                                        124,414
-----------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and
     shareholders' equity                    $ 1,368,960                                    $ 1,251,364
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                               11,594                                       9,888
TE basis adjustment                                                 (552)                                       (456)
-----------------------------------------------------------------------------------------------------------------------------------
     Net interest income                                        $ 11,042                                    $  9,432
-----------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                                3.52%                                     3.25%
Impact of noninterest bearing sources
  of funds                                                                          .26                                       .28
-----------------------------------------------------------------------------------------------------------------------------------
Net interest margin                                                                3.78%                                     3.53%
-----------------------------------------------------------------------------------------------------------------------------------

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
2Loan balances include principal balances on nonaccrual loans.
3Loan fees included in interest income amount to $583 thousand and $563 thousand in 2004 and 2003, respectively.

ANALYSIS OF CHANGES IN NET INTEREST INCOME (TAX EQUIVALENT BASIS)
----------------------------------------------------------------------------------------------------
(In thousands)                                           Variance         Variance Attributed to
Quarter Ended September 30,                             2004/20031         Volume          Rate
----------------------------------------------------------------------------------------------------
INTEREST INCOME
Taxable investment securities                            $   776         $    92        $    684
Nontaxable investment securities2                            280             588            (308)
Time deposits with banks, federal funds sold and
   securities purchased under agreements to resell           (79)           (489)            410
Loans2                                                       860           5,094          (4,234)
----------------------------------------------------------------------------------------------------
     Total interest income                                 1,837           5,285          (3,448)
----------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest bearing demand deposits                              78              22              56
Savings deposits                                              60              38              22
Time deposits                                               (172)          1,632          (1,804)
Federal funds purchased and securities sold under
   agreements to repurchase                                  135              28             107
Other borrowed funds                                          30            (129)            159
----------------------------------------------------------------------------------------------------
     Total interest expense                                  131           1,591          (1,460)
----------------------------------------------------------------------------------------------------
Net interest income                                      $ 1,706         $ 3,694        $ (1,988)
----------------------------------------------------------------------------------------------------
Percentage change                                          100.0%          216.5%         -116.5%
----------------------------------------------------------------------------------------------------

1The  changes  that are not  solely  due to rate or volume  are  allocated  on a percentage  basis using the  absolute  values of rate and volume  variances as a basis for allocation.
2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

NONINTEREST INCOME
------------------

Noninterest income was $4.5 million for the current quarter and represented 22.2% of total revenue, compared to $5.2 million and 26.6%, respectively, for the third quarter of the prior year. The largest component of noninterest income, service charges and fees on deposits, totaled $2.2 million for the quarter ended September 30, 2004. This represents an increase of $259 thousand or 13.3% compared to the same quarter a year earlier. The increase is primarily attributed to higher overdraft fees of $213 thousand that was driven by the Citizens Georgetown acquisition. Other service charges, commissions, and fees and data processing fees remained relatively flat at $900 thousand and $340 thousand, respectively. Trust income totaled $416 thousand, an increase of $31 thousand or 8.1% compared to $385 thousand a year earlier. Net gains on the sale of available for sale investment securities totaled $102 thousand as the Company continues to manage the composition of its balance sheet in an effort to enhance the risk-return characteristics of its securities portfolio. Net gains on the sale of available for sale investment securities were $822 thousand in the comparable period a year ago, a decrease of $720 thousand or 87.6% in the comparison. Net gains on the sale of mortgage loans were $114 thousand, a decrease of $162 thousand or 58.7% from $276 thousand in the prior year. This decline is attributed to a decline in mortgage loans originated for sale of $13.5 million or 73.4% in the comparison and is reflective of lower refinancing activity in the current period. Consumer refinancing activity in the prior year was driven by historically low interest rates. Income from the purchase of company-owned life insurance declined $53 thousand or 12.7% to $363 thousand for the current three months due mainly as a result of the structure of fee vesting schedules. Other noninterest income totaled $94 thousand, an increase of $39 thousand compared to the same period in the prior year.

NONINTEREST EXPENSE
-------------------

Total noninterest expenses were $11.0 million for the third quarter of 2004, an increase of $1.8 million or 19.3% from the third quarter of 2003. Approximately $840 thousand or 47.2% of the increase in noninterest expenses is attributed to the Citizens Georgetown acquisition. Salaries and employee benefits account for a significant portion of the total increase in noninterest expense. Total salaries and benefits increased $882 thousand or 17.0% to $6.1 million in the quarterly comparison, with the Citizens Georgetown acquisition accounting for $323 thousand or 36.6% of the increase. Employee salary and related payroll expenses increased $609 thousand or 14.9% in the comparison, offset by noncash compensation expense related to the Company's nonqualified stock option plan of $26 thousand or 24.8% due to the structure of the vesting schedule. Employee benefit expenses increased $299 thousand or 30.1% mainly as a result of higher health care related costs. The number of full time equivalent employees increased to 496 from 450 reported in the comparable period, with a significant portion of the increase attributed to the Citizens Georgetown acquisition. Occupancy expense, net of rental income, was $735 thousand, an increase of $114 thousand or 18.4%. The increase in occupancy expense is attributed to the Citizens Georgetown acquisition along with higher maintenance expense. Equipment expense totaled $1.0 million in the current quarter, an increase of $106 thousand or 11.3% due primarily to increased depreciation expense and expenses attributed to the Citizens Georgetown acquisition. Other noninterest expenses, including bank franchise taxes, increased $678 thousand or 27.5% to $3.1 million. Approximately $307 thousand of the increase relates to operations of the newly acquired Citizens Georgetown. Other increases are attributable to Sarbanes-Oxley compliance costs, core deposit amortization, correspondent bank fees related to higher transaction activity, and other general operating expense increases.

INCOME TAXES
------------

Income tax expense for the third quarter of 2004 was $727 thousand, a decrease of $104 thousand or 12.5% from the same period a year earlier. The effective tax rate increased 96 basis points to 18.52% from 17.56% in 2003. The change in the effective tax rate was not significant and was due to small changes in the mix between taxable and nontaxable income.

             FIRST NINE MONTHS OF 2004 VS. FIRST NINE MONTHS OF 2003
             -------------------------------------------------------

Net income for the nine months ended September 30, 2004 was $10.5 million, a decrease of $72 thousand or .7% compared to the nine months ended September 30, 2003. Basic and diluted net income per share were $1.55 and $1.54, respectively, for the current nine month period. This represents a decline of $.01 or .6% on both a basic and diluted basis. The operating results related to the previously disclosed acquisition of Citizens Georgetown are included in the financial results presented herein beginning as of July 1, 2004. Therefore, the effect of the Citizens Georgetown acquisition on the fluctuations for the nine month period comparisons is not nearly as magnified as the quarterly amounts presented above. Net loans and deposits acquired from Citizens Georgetown on the date of purchase were $50.1 million and $62.4 million, respectively.

The Company reported growth in net interest income in the nine month comparison. The increase in net interest income was attributed to lower interest expense, primarily on deposits, combined with an increase in interest income primarily from securities. Lower noninterest income offset the growth in net interest income and is due primarily to a decrease in net securities gains and net gains on the sale of mortgage loans as compared to a year earlier. An increase in other operating expenses, particularly personnel costs and amortization expense negatively impacted net income in the current reporting period.

For the nine month period ended September 30, 2004, net interest income increased $3.2 million or 11.2% to $31.9 million. The amount attributed to the Citizens Georgetown acquisition, which occurred during the current quarter, was approximately $364 thousand or 11.3% of the increase. Noninterest income declined $933 thousand or 6.8% to $12.9 million in the nine month comparison. The decline is due to lower net securities gains of $799 thousand or 82.7% in the current nine months in addition to a $559 thousand or 70.9% decline in net gains on the sale of mortgage loans. Origination activity for mortgage loans originated for sale has declined sharply from 2003 mainly due to the historically high refinancing activity that occurred during 2002 and 2003 driven by the low interest rate environment. Salaries and employee benefits increased $1.4 million or 8.9% to $16.8 million. Approximately $323 thousand or 23.4% of the increase in salaries and employee benefits is attributed to the results of the Citizens Georgetown acquisition. The remaining increase is due primarily to rising benefits costs and normal salary increases. Core deposit intangible amortization related to the Citizens Georgetown acquisition totaled $128 thousand in the current nine month period. There is no related core deposit intangible amortization for the prior period.

ROA was 1.06% for the nine months ended September 30, 2004, a decrease of 7 basis points from 1.13% in the same period in 2003. The decrease in ROA is primarily attributed to the impact of lower noninterest income relative to average assets of 18 basis points, lower earning assets contributing 8 basis points, and the increase in noninterest expense relative to average assets of 7 basis points. Partially offsetting these negative effects was a 23 basis point increase in net interest margin to 3.81% from 3.58%. Return on average equity ("ROE") was 11.0% for the nine months ended September 30, 2004 compared to 11.27% in the same period of 2003. The decrease is due to lower net income reported in the current period coupled with a $2.2 million or 1.7% increase in average equity capital.

NET INTEREST INCOME
-------------------

The general trend of the interest rate environment for 2003 was downward primarily as a result of previous short-term interest rate reductions taken by the Fed. The effects of the downward trend in general interest rates for 2003 continue to positively affect the Company's net interest income during 2004. A significant amount of time deposits, the largest component of interest bearing liabilities, have repriced to lower rates and have contributed to an increase in net interest income for the current period. The repricing of time deposits for the Company have generally taken longer to occur than for other interest paying liabilities and interest earning assets due to their fixed nature and maturity characteristics. The increase in the short-term federal funds rate of 75 basis points by the Fed during the current nine months did not significantly impact the Company's net interest income during the reporting periods as they were weighted closer to the end of the current nine-month period.

The Company's tax equivalent yield on earning assets for the current nine months was virtually unchanged at 5.4% compared to the same period a year ago. The cost of funds for the current nine months was 1.8%, a decline of 35 basis points compared to 2.2% in the same period a year earlier. A goal of the Company in the current interest rate environment is to increase earning assets and while maintaining relatively low interest rates paid on interest bearing liabilities. However, many of the Company's funding sources, particularly deposits, have neared their repricing floors and are beginning to edge upward. Average earning assets, primarily loans, increased $50.0 million or 4.4% to $1.2 billion in the comparison. The acquisition of Citizens Georgetown contributed $21.4 million to the increase in average earning assets for the period. As a percentage of total average assets, earning assets decreased to 89.03% from 90.57%. This decrease had the effect of lowering ROA by 7 basis points in the comparison.

Interest income totaled $45.6 million for the first nine months of 2004, an increase of $1.5 million or 3.4% compared to the same period in the prior year. The increase was due primarily to interest income on securities, which included unusually high premium amortization in the prior year. Interest expense totaled $13.6 million, a decrease of $1.7 million or 11.1%. The decrease in interest expense is due mainly to lower rates paid on time deposits, which more than offset the effect of an increase in the average balance. Net interest grew $3.2 million or 11.2% in the comparison and totaled $31.9 million at September 30, 2004.

Interest and fees on loans were relatively unchanged at $36.3 million. Average loans increased $60.8 million or 8.2% to $800.3 million in the comparison due to higher loan demand in a low rate environment and, to a lesser extent, the loans acquired in the Citizens Georgetown acquisition. The growth in loans was offset by a decrease in the average rate earned, which was negatively impacted by both competitive market conditions on new and renewed loans as well as the loans acquired in the Citizens Georgetown acquisition. The tax equivalent yield on loans decreased 51 basis points to 6.1% from 6.6% in the nine month comparison. Interest on taxable securities was $6.1 million, an increase of $1.3 million or 26.2% due an increase in the average rate earned and the effect of higher premium amortization on mortgage-backed securities in the prior year. Prepayments on mortgage-backed securities increased greatly during 2003 due to corresponding refinancing of home mortgages that serve as collateral for these investment securities. The increase in activity was directly related to the lower interest rate environment. The average rate earned on taxable securities increased 66 basis points to 3.2% from 2.6% while the average balance increased $810 thousand or .3% to $251.2 million. Interest on nontaxable securities increased $538 thousand or 22.5% due to a $22.8 million or 31.5% increase in the average balance to $95.2 million from $72.4 million. Interest on short-term investments, including time deposits in other banks, federal funds sold, and securities purchased under agreements to resell, decreased $308 thousand due to a decrease in the average balance maintained on these investments of $34.4 million or 53.5% and a 5 basis point decline in the average rate earned to 1.1%

Interest expense on deposits decreased $1.7 million or 13.2% to $11.3 million in the nine month comparison. This decrease resulted from a general decline in the average rate paid on the time and interest bearing demand deposit portfolios, which correlates with the general decline in market interest rates in the reporting periods. The decline in the average rates paid on time and interest bearing demand deposits offset a general increase in their average balances. The decline in interest expense on deposits is attributed to a decrease in interest on time deposits of $1.7 million or 15.6% and interest bearing demand deposits of $56 thousand or 5.7%. These decreases were offset by a slight increase in interest on savings deposits of $13 thousand or 1.1%. The average rate paid on time deposits, the largest component of interest bearing deposits, was 2.7% for the nine months ended September 30, 2004 compared to 3.4% for the same period of 2003. The average balance of time deposits increased $19.9 million or 4.7% to $443.2 million. The average rate paid on interest bearing demand deposits declined 7 basis points to .5% from .6% while the average balance increased $15.7 million or 7.0% to $238.9 million. The average rate paid on savings deposits decreased 10 basis points to .9% from 1.0% while the average balance increased $21.8 million or 13.0% to $188.8 million from $167.0 million. Interest expense on overnight borrowings, consisting of federal funds purchased and securities sold under agreements to repurchase, totaled $784 thousand, an increase of $100 thousand or 14.6% due to a 5 basis point increase in the average rate paid along with a $8.0 million or 10.7% increase in the average balance. Interest expense on other borrowed funds decreased $82 thousand or 5.0% due to a lower average balance outstanding, which offset an increase in the average rate paid. The average balance of other borrowed funds totaled $56.2 million, a decrease of $8.6 million or 13.3% in the comparison. The average rate paid on other borrowed funds increased 33 basis points to 3.7% from 3.4%.

The net interest margin (TE) increased 23 basis points to 3.81% during the nine months ended September 30, 2004 compared to 3.58% in the same period of 2003. The increase in net interest margin is primarily attributed to a 31 basis point improvement in the spread between rates earned on earning assets and the rates paid on interest bearing liabilities to 3.56% in the current nine months from 3.25% in the same period in 2003. The effect of noninterest bearing sources of funds offset the 31 basis point increase in spread by 8 basis points, resulting in the 23 basis point increase in margin. The effect of noninterest bearing sources of funds on net interest margin typically declines in a falling rate environment.

The following tables present an analysis of net interest income for the nine months ended September 30.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:  INTEREST RATES AND INTEREST DIFFERENTIAL
------------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30,                                  2004                                         2003
------------------------------------------------------------------------------------------------------------------------------------
                                                 Average                        Average       Average                       Average
(In thousands)                                   Balance         Interest        Rate         Balance        Interest         Rate
------------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Investment securities
  Taxable                                    $   251,213        $  6,079        3.23%     $   250,403       $  4,818         2.57%
  Nontaxable1                                     95,204           4,329        6.07           72,405          3,523         6.51
Time deposits with banks, federal
  funds sold and securities purchased
  under agreements to resell                      29,934             247        1.10           64,310            555         1.15
Loans1,2,3                                       800,269          36,554        6.10          739,505         36,575         6.61
------------------------------------------------------------------------------------------------------------------------------------
     Total earning assets                      1,176,620        $ 47,209        5.36%       1,126,623       $ 45,471         5.40%
------------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses                        (12,063)                                     (11,244)
------------------------------------------------------------------------------------------------------------------------------------
     Total earning assets, net of
     allowance for loan losses                 1,164,557                                    1,115,379
------------------------------------------------------------------------------------------------------------------------------------
NONEARNING ASSETS
Cash and due from banks                           90,450                                       74,655
Premises and equipment, net                       25,136                                       24,206
Other assets                                      41,462                                       29,634
------------------------------------------------------------------------------------------------------------------------------------
     Total assets                            $ 1,321,605                                  $ 1,243,874
------------------------------------------------------------------------------------------------------------------------------------
INTEREST BEARING LIABILITIES
Deposits
  Interest bearing demand                    $   238,853        $    926         .52%     $   223,166       $    982          .59%
  Savings                                        188,795           1,253         .89          167,014          1,240          .99
  Time                                           443,194           9,096        2.74          423,319         10,774         3.40
Federal funds purchased and
  securities sold under agreements
  to repurchase                                   82,682             784        1.27           74,668            684         1.22
Other borrowed funds                              56,155           1,567        3.73           64,750          1,649         3.40
------------------------------------------------------------------------------------------------------------------------------------
     Total interest bearing liabilities        1,009,679        $ 13,626        1.80%         952,917       $ 15,329         2.15%
------------------------------------------------------------------------------------------------------------------------------------
NONINTEREST BEARING LIABILITIES
Commonwealth of Kentucky deposits                 36,780                                       34,130
Other demand deposits                            139,701                                      125,224
Other liabilities                                  8,526                                        6,843
------------------------------------------------------------------------------------------------------------------------------------
     Total liabilities                         1,194,686                                    1,119,114
------------------------------------------------------------------------------------------------------------------------------------
     Shareholders' equity                        126,919                                      124,760
------------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and
     shareholders' equity                    $ 1,321,605                                  $ 1,243,874
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                               33,583                                      30,142
TE basis adjustment                                               (1,647)                                     (1,417)
------------------------------------------------------------------------------------------------------------------------------------
     Net interest income                                        $ 31,936                                    $ 28,725
------------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                             3.56%                                        3.25%
Impact of noninterest bearing sources
  of funds                                                                       .25                                          .33
------------------------------------------------------------------------------------------------------------------------------------
Net interest margin                                                             3.81%                                        3.58%
------------------------------------------------------------------------------------------------------------------------------------

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
2Loan balances include principal balances on nonaccrual loans.
3Loan fees included in interest income amount to $1.8 million and $1.7 million in 2004 and 2003, respectively.

ANALYSIS OF CHANGES IN NET INTEREST INCOME (TAX EQUIVALENT BASIS)
----------------------------------------------------------------------------------------------------------------
(In thousands)                                                     Variance        Variance Attributed to
Nine Months Ended September 30,                                   2004/20031       Volume           Rate
----------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Taxable investment securities                                      $ 1,261       $    16         $  1,245
Nontaxable investment securities2                                      806         1,189             (383)
Time deposits with banks, federal funds sold and
   securities purchased under agreements to resell                    (308)         (285)             (23)
Loans2                                                                 (21)        3,879           (3,900)
----------------------------------------------------------------------------------------------------------------
     Total interest income                                           1,738         4,799           (3,061)
----------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest bearing demand deposits                                       (56)           96             (152)
Savings deposits                                                        13           196             (183)
Time deposits                                                       (1,678)          762           (2,440)
Federal funds purchased and securities sold under
   agreements to repurchase                                            100            73               27
Other borrowed funds                                                   (82)         (294)             212
----------------------------------------------------------------------------------------------------------------
     Total interest expense                                         (1,703)          833           (2,536)
----------------------------------------------------------------------------------------------------------------
Net interest income                                                $ 3,441       $ 3,966         $   (525)
----------------------------------------------------------------------------------------------------------------
Percentage change                                                    100.0%        115.3%           -15.3%
----------------------------------------------------------------------------------------------------------------

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

NONINTEREST INCOME
------------------

Noninterest income was $12.9 million or 22.0% of total revenue for the first nine months of 2004, compared to $13.8 million and 23.8%, respectively for the same period a year earlier. This represents a decrease of $933 or 6.8% and 184 basis points, respectively. The largest component of noninterest income, service charges and fees on deposits, increased $389 thousand or 6.7% to $6.2 million. The increase is mainly due to higher overdraft fees of $331 thousand or 8.9%. Moderate growth in overdraft fees occurred in most of our market areas, but was fueled by the Citizens Georgetown acquisition, which accounted for nearly 51% of the increase. Other service charges, commissions, and fees were relatively unchanged at $2.7 million. Data processing fees were down 1.5% to $1.1 million as higher fees for paper check processing is down in favor or lower fee electronic transactions. Trust fees increased $47 thousand or 3.9% to $1.2 million. Net gains on the sale of available for sale securities totaled $167 thousand, a decrease of $799 thousand or 82.7% compared to the same period a year ago as the Company continues to manage the composition of its balance sheet in an effort to enhance the risk-return characteristics of its securities portfolio. Net gains on the sale of mortgage loans were $229 thousand, a decrease of $559 thousand or 70.9% from $788 thousand in the prior year. This decline is attributed to a decline in mortgage loans originated for sale of $38.9 million or 72.8% in the comparison and is reflective of lower refinancing activity in the current period. Consumer refinancing activity in the prior year was driven by historically low interest rates. Income from the purchase of company-owned life insurance increased $41 thousand or 3.8% due to a combination of the fee schedule structure and the timing of the purchase. The insurance was purchased near the end of the first quarter of 2003, which results in a full nine months of income recorded in the current year compared to seven months in the prior year. Other noninterest income totaled $170 thousand, a decline of $28 thousand in the prior year.

NONINTEREST EXPENSE
-------------------

Noninterest expenses totaled $30.3 million for the first nine months of 2004, an increase of $2.5 million or 8.9% compared to the same period in 2003. Approximately $840 thousand or 33.8% of the increase is attributed to the operations of the newly acquired Citizens Georgetown during the third quarter of 2004. Salaries and employee benefits, the largest component of noninterest expense, accounts for $1.4 million or 55.5% of the increase and totaled $16.8 million at September 30, 2004. Included in the $1.4 million increase is $323 thousand related to the operations of the Citizens Georgetown. Employee benefit expenses increased $560 thousand or 19.3% primarily due to increased health care costs and the timing effect of additional costs associated with the new postretirement health insurance coverage initiated late in the first quarter of 2003. Salary and related payroll expenses increased $917 thousand or 7.5% in the comparison due to increased personnel and normal salary increases while noncash compensation expense related to the Company's nonqualified stock option plan declined $99 thousand or 31.5% due to the structure of the vesting schedule. The number of full time equivalent employees increased to 496 from 450 reported in the prior period, with a significant portion of the increase attributed to the Citizens Georgetown acquisition. Occupancy expense, net of rental income, increased $110 thousand or 5.7% and totaled $2.0 million. Approximately 48.2% of the increase in net occupancy expense is attributed to the operations of Citizens Georgetown along with higher utilities costs. Equipment expense was $2.9 million, an increase of $119 thousand or 4.3% due to the operations of the newly acquired Citizens Georgetown. Other noninterest expenses, including bank franchise taxes, increased $877 thousand or 11.5% to $8.5 million. Approximately $307 thousand or 35.0% of the increase is attributed to operations of Citizens Georgetown. Other significant factors include increases related to Sarbanes-Oxley compliance and core deposit amortization. There was no related core deposit amortization in the prior nine month period.

INCOME TAXES
------------

Income tax expense for the first nine months of 2004 was $2.6 million, a decrease of $235 thousand or 8.4% from $2.8 million in the same period a year earlier. The effective tax rate decreased 131 basis points to 19.75% from 21.06% in 2003. The change in the effective tax rate was not significant and was due to small changes in the mix between taxable and nontaxable income.

FINANCIAL CONDITION

Total assets were $1.4 billion on September 30, 2004, an increase of $57.7 million or 4.4% from December 31, 2003. The increase in assets was driven by a $115.0 million or 15.4% increase in net loans, which were helped by a $47.3 million increase in loans attributed to the newly acquired Citizens Georgetown. Offsetting the increase in loans were decreases in both cash and equivalents of $23.6 million or 18.5% and investment securities of $48.7 million or 12.7%. Other assets, including $4.8 million in goodwill and $2.1 million in core deposit intangibles related to the Citizens Georgetown acquisition, increased $15.3 million or 24.1% since year end 2003. The increase in total assets correlates to additional funding sources, primarily $43.0 million or 4.0% in additional deposits and $4.7 million or 3.7% in additional equity. The increase in deposits is mainly due to the Citizens Georgetown acquisition, which were $59.3 million at September 30, 2004. Total shareholders' equity increased $4.7 million or 3.7% due mainly to an increase in retained earnings of $3.8 million or 2.6%.

Management of the Company considers it noteworthy to understand the relationship between the Company's principal subsidiary, Farmers Bank & Capital Trust Co., and the Commonwealth of Kentucky. Farmers Bank provides various services to state agencies of the Commonwealth. As the depository for the Commonwealth, checks are drawn on Farmers Bank by these agencies, which include paychecks and state income tax refunds. Farmers Bank also processes vouchers of the WIC (Women, Infants and Children) program for the Cabinet for Human Resources. The Bank's investment department also provides services to the Teacher's Retirement systems. As the depository for the Commonwealth, large fluctuations in deposits are likely to occur on a daily basis. Therefore, reviewing average balances is also important to understanding the financial condition of the Company.

On an average basis, total assets were $1.3 billion for the first nine months of 2004, an increase of $70.9 million or 5.7% from year-end 2003. Average earning assets, primarily loans and securities, were $1.2 billion at September 30, 2004, an increase of $49.2 million or 4.4% from year-end 2003. Average earning assets represent 89.03% of total average assets on September 30, 2004, a decrease 111 basis points compared to 90.14% at year-end 2003.

LOANS
-----

Loans, net of unearned income, totaled $872.6 million at September 30, 2004, an increase of $116.7 million or 15.4% from year-end 2003. The composition of the loan portfolio is summarized in the table below.

--------------------------------------------------------------------------------
                                      September 30, 2004       December 31, 2003
(Dollars in thousands)                   Amount       %          Amount      %
--------------------------------------------------------------------------------

Commercial, financial,
  and agriculture                      $ 132,755    15.2%     $ 110,657    14.6%
Real estate - construction                61,763     7.1         45,390     6.0
Real estate mortgage - residential       312,651    35.8        270,638    35.8
Real estate mortgage - farmland and
  Other commercial enterprises           251,210    28.8        222,100    29.4
Installment                               75,825     8.7         71,565     9.5
Lease financing                           38,434     4.4         35,595     4.7
--------------------------------------------------------------------------------
     Total                             $ 872,638   100.0%     $ 755,945   100.0%
--------------------------------------------------------------------------------

On average, loans represented 68.0% of earning assets during the current nine month period compared to 65.8% for year-end 2003. As loan demand fluctuates, the available funds are reallocated between loans and lower earning temporary investments or investment securities, which typically have lower credit risk and lower yields.

ALLOWANCE FOR LOAN LOSSES
-------------------------

The allowance for loan losses was $13.3 million at September 30, 2004, an increase of $2.0 million or 17.7% from the prior year-end. Citizen Georgetown accounts for $1.6 million or 81.3% of the increase. The allowance for loan losses was 1.52% of loans net of unearned income at September 30, 2004, an increase of 3 basis points from 1.49% from December 31, 2003. The provision for loan losses increased $24 thousand or 3.7% and $101 thousand or 7.3% in the current three-month and nine-month periods, respectively, compared to the same periods in 2003. The Company had net charge-offs of $797 thousand and $1.5 million in the current three and nine months of 2004, respectively, compared to net charge-offs of $671 thousand and $1.3 million in the same periods of 2003. Annualized net charge-offs represent .37% and .25% of average net loans for three and nine months ended September 30, 2004, respectively compared to .32% at year-end 2003. The allowance for loan losses as a percentage of nonperforming loans totaled 133.1% and 123.9% at September 30, 2004 and December 31, 2003, respectively. The increase is primarily reflective of the increase in the allowance for loans losses, which grew more rapidly than the increase in nonperforming loans of $875 thousand to $10.0 million in the comparison. Management continues to emphasize collection efforts and evaluation of risks within the loan portfolio.

NONPERFORMING ASSETS
--------------------

Nonperforming assets for the Company include nonperforming loans, other real estate owned, and other foreclosed assets. Nonperforming loans consist of nonaccrual loans, restructured loans, and loans past due ninety days or more on which interest is still accruing. Nonperforming assets totaled $14.7 million at September 30, 2004, an increase of $3.5 million or 31.2% from the prior year-end. The increase in nonperforming assets was mainly attributed to the Citizens Georgetown acquisition, which added $2.7 million to period-end balances. Nonperforming loans totaled $10.0 million at September 30, 2004, an increase of $875 thousand or 9.6% compared to year-end 2003. The net increase in nonperforming loans include a $1.9 million or 35.5% increase in nonaccrual loans to $7.1 million offset by a $990 thousand or 25.7% decline in loans past due ninety days or more on which interest is still accruing that totaled $2.9 at September 30, 2004. The Citizens Georgetown acquisition contributed $2.1 million to nonperforming loans totals, including $1.7 million in nonaccrual loans at the end of the current reporting period. Nonperforming loans also include a pool of constructions loans secured by residential real estate to a financially troubled builder. This pool of loans totaled $1.3 million at September 30, 2004, a decrease of $2.9 million or 68.3% from the prior year end. Nonperforming loans as a percentage of net loans were 1.1% at September 30, 2004, a decrease of 7 basis points from 1.2% compared to year-end 2003.

Other real estate owned, which had a balance of $1.8 million at year-end 2003, increased $2.7 million to $4.5 million on September 30, 2004. The increase in other real estate owned includes $2.8 million of the underlying real estate collateral on the pool of loans to a financially troubled builder mentioned above being transferred to the Company through foreclosure.

TEMPORARY INVESTMENTS
---------------------

Temporary investments consist of interest bearing deposits with other banks, federal funds sold, and securities purchased under agreements to resell and totaled $16.0 million at September 30, 2004, a decrease of $11.6 million or 41.9% from year-end 2003. Temporary investments averaged $29.9 million for the first nine months of 2004, a decrease of $29.5 million or 49.6% from year-end 2003. The decrease is primarily a result of the Company's net funding position and the relationship between its principal subsidiary and the Commonwealth of Kentucky as described in preceding sections of this report. Temporary investments are reallocated as loan demand and other investment alternatives present the opportunity.

INVESTMENT SECURITIES
---------------------

Investment securities were $334.2 million on September 30, 2004, a decrease of $48.7 million or 12.7% from year-end 2003. This decrease offset the effect of an additional $12.2 million in investment securities at the end of the period attributed to the Citizens Georgetown acquisition. Available for sale and held to maturity securities were $312.6 million and $21.6 million, respectively. Investment securities averaged $346.4 million for the first nine months of 2004, an increase of $20.7 million or 6.4% from year-end 2003. The increase in average investment securities was driven by a $19.5 million or 25.8% increase in nontaxable securities and is attributable to the Company's continued efforts to manage the composition of its balance sheet in an effort to enhance the risk-return characteristics of its securities portfolio in a continuing difficult economic environment. The Company had an unrealized gain on available for sale investment securities of $3.4 million at September 30, 2004 compared to an unrealized gain of $3.3 million at year-end 2003 and an unrealized loss of $3.5 million at June 30, 2004. The $6.8 million increase in the current quarter is due primarily to the impact of changing economic conditions, including an increase in short-term market interest rates near the end of the previous quarter that lowered the value of the portfolio in that reporting period. As overall market rates have drifted downward for the current quarter, the portfolio has increased in value. Market values of fixed rate investments are inversely related to changes in market interest rates.

COMPANY-OWNED LIFE INSURANCE
----------------------------

The Company purchased life insurance policies on certain key employees, with their knowledge and consent, during the first quarter of 2003. Company-owned life insurance is recorded at its cash surrender value, i.e. the amount that can be realized, on the consolidated balance sheets. The related change in cash surrender value and proceeds received under the policies are reported on the consolidated statements of income under the caption "Income from company-owned life insurance". Expected income from the purchase of the insurance policies will be used to offset the rising costs of the Company's various benefit plans as well as the additional costs of the new postretirement health insurance program implemented during 2003. Company-owned life insurance totaled $26.6 million at September 30, 2004, an increase of $1.1 million or 4.4% from year-end 2003.

DEPOSITS
--------

Total deposits were $1.1 billion at September 30, 2004, an increase of $43.0 million or 4.0% from year-end 2003. Noninterest bearing deposits decreased $15.9 million or 7.0% in the comparison. This decrease is primarily due to a $25.0 million or 30.4% decline in balances with the Commonwealth of Kentucky. Large fluctuations in deposits from the Commonwealth of Kentucky are typical. Additional information regarding the relationship between the Company's principal subsidiary and the Commonwealth of Kentucky is described in preceding sections of this report. On average, noninterest bearing deposits were $176.5 million during the current period, an increase of $14.5 million or 9.0% from year-end 2003.

End of period interest bearing deposit balances were $900.6 million, an increase of $58.9 million or 7.0% compared to year-end 2003. The increase is mainly due to the Citizens Georgetown acquisition that accounted for $51.6 million or 87.6% of the increase. The increase in interest bearing deposit accounts include higher interest bearing checking accounts of $1.5 million or .6%, savings accounts of $2.6 million or 3.6%, and time deposits of $67.9 million or 16.1%. The Citizens Georgetown acquisition accounts for $36.6 million of the increase in time deposits. Offsetting these increases was a decline in money market deposit accounts of $13.1 million or 11.4%. On average, interest bearing deposits were $870.8 million in the current period, an increase of $48.9 million or 6.0% from year-end 2003. The increase in average interest bearing deposits is attributable to growth throughout the entire deposit portfolio represented as follows: interest bearing demand deposits of $11.6 million or 5.1%, money market deposit accounts of $6.4 million or 6.0%, time deposits of $20.4 million or 4.8%, and savings accounts of $10.4 million or 16.2%. Total deposits averaged $1.0 billion, an increase of $63.4 million or 6.4% from year-end 2003. Borrowed Funds

Borrowed funds totaled $122.0 million at September 30, 2004, an increase of $8.4 million or 7.4% from $113.5 million at year-end 2003. A $1.1 million net increase in long-term borrowings and a $7.3 million increase in short-term borrowings accounted for the increase in borrowed funds. Federal funds purchased and securities sold under agreements to repurchase increased $6.3 million or 11.1% due primarily to increased correspondent banking activity and the relationship between the Company's principal subsidiary and the Commonwealth of Kentucky as described in preceding sections of this report. Other short-term borrowings increased $1.0 million to $1.4 million due to additional net borrowings from the Federal Home Loan Bank ("FHLB"). The $1.1 million increase in long-term borrowings is mainly attributed to $5.2 million in additional borrowing from the FHLB due to the Citizens Georgetown acquisition offset by $4.1 million in net repayments to the FHLB during the period. Total borrowed funds averaged $138.8 million, an increase of $5.6 million or 4.2% from year-end 2003.

LIQUIDITY

The Parent Company's primary use of cash consists of dividend payments to its common shareholders, purchases of its common stock, corporate acquisitions, and other general operating purposes. Liquidity of the Parent Company depends primarily on the receipt of dividends from its subsidiary banks and cash balances maintained. As of September 30, 2004 combined retained earnings of the subsidiary banks were $50.0 million, of which $3.0 million was available for the payment of dividends to the Parent Company without obtaining prior approval from bank regulatory agencies. As a practical matter, payment of future dividends is also subject to the maintenance of other capital ratio requirements. During the current nine months ended September 30, 2004 the Parent Company received dividends of $4.3 million from its bank subsidiaries. Management expects that in the aggregate, its subsidiary banks will continue to have the ability to pay dividends in order to provide funds to the Parent Company during the remainder of 2004 sufficient to meet its liquidity needs. The Parent Company had cash balances of $12.2 million at September 30, 2004. Additionally, the Parent Company has a $10.0 million unsecured line of credit with an unrelated financial institution available for general corporate purposes. This line of credit will mature on May 31, 2005.

The Company's objective as it relates to liquidity is to insure that subsidiary banks have funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability. In order to maintain a proper level of liquidity, the banks have several sources of funds available on a daily basis, which can be used for liquidity purposes. These sources of funds primarily include the subsidiary banks' core deposits, consisting of both business and nonbusiness deposits; cash flow generated by repayment of loan principal and interest; FHLB borrowings; and federal funds purchased and securities sold under agreements to repurchase. As of September 30, 2004 the Company had approximately $184.9 million in additional borrowing capacity under various FHLB, federal funds, and other borrowing agreements. There is no guarantee that these sources of funds will continue to be available to the Company, or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in our liquidity from these sources.

For the longer term, the liquidity position is managed by balancing the maturity structure of the balance sheet. This process allows for an orderly flow of funds over an extended period of time. The Company's Asset and Liability Management Committee meets regularly and monitors the composition of the balance sheet to ensure comprehensive management of interest rate risk and liquidity.

Liquid assets consist of cash, cash equivalents, and securities available for sale. At September 30, 2004, such assets totaled $416.2 million, a decrease of $69.2 million or 14.2% from year-end 2003. The decrease in liquid assets is attributed to the overall funding position of the Company, including deposit activity of the Commonwealth of Kentucky. Net cash provided by operating activities was $13.0 million in the first nine months of 2004, a decrease of $4.2 million from $17.3 million in the same nine-month period last year. Net cash used in investing activities was $14.1 million compared to net cash provided by investing activities of $67.8 million in the prior year. The $81.9 decrease in the nine-month comparison is due primarily to a $36.5 million decrease from investment securities transactions, $63.1 million related to loan growth, and $5.8 million attributed to net cash used in the purchase of Citizens Georgetown. The purchase of company-owned life insurance in the prior year created an additional $24.0 million cash outflow while there were no purchases in the current nine months. Net cash used in financing activities was $22.5 million for the nine months ended September 30, 2004 compared to $16.2 million in the prior year. The $6.3 million increase in net cash used is related to higher net cash outflows of deposits offset by higher borrowing activity during the current nine-month period compared to the activity in the same period a year earlier.

Commitments  to  extend  credit  are  considered  in  addressing  the  Company's
liquidity  management.   The  Company  does  not  expect  these  commitments  to
significantly effect the liquidity position in future periods.

CAPITAL RESOURCES

Shareholders' equity was $131.2 million on September 30, 2004, an increase of $4.7 million or 3.7% from year-end 2003 primarily due to a $3.8 million or 2.6% increase in retained earnings. Retained earnings increased as a result of $10.4 million in net income offset by $6.7 million, or $.99 per share, in dividends declared during the first nine months of 2004. The Company issued 28 thousand and one thousand shares of common stock during the first nine months of 2004 pursuant to its nonqualified stock option plan and employee stock purchase plan, respectively. The issuance of these shares increased shareholders' equity by $731 thousand. Offsetting this increase was the purchase of approximately 2 thousand shares of outstanding common stock during the first nine months of 2004 for a total cost of $86 thousand.

In comparison to the prior quarter, shareholders equity increased $5.8 million due mainly to a $4.5 million increase in accumulated other comprehensive income. Accumulated other comprehensive income, consisting of unrealized holding gains on available for sale investment securities (net of tax), increased sharply in the current quarter due to an increase in the market value of the investment securities portfolio. The $4.5 million increase during the current quarter is due primarily to the impact of changing economic conditions, including an increase in short-term market interest rates near the end of the previous quarter that lowered the value of the portfolio in that reporting period. As overall market rates have drifted downward in the current quarter, the portfolio has increased in value. Market values of fixed rate investments are inversely related to changes in market interest rates.

Consistent with the objective of operating a sound financial organization, the Company's goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios as of September 30, 2004, the regulatory minimums and the regulatory standard for a "well capitalized" institution are as follows:

                        Farmers Capital          Regulatory           Well
                       Bank Corporation            Minimum          Capitalized
-------------------------------------------------------------------------------
Tier 1 risk based             13.19%                4.00%              6.00%
Total risk based              14.45%                8.00%             10.00%
Leverage                       8.96%                4.00%              5.00%

The capital ratios of all the subsidiary banks, on an individual basis, were in excess of the applicable minimum regulatory capital ratio requirements at September 30, 2004.

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

At September 30, 2004, the model indicated that if rates were to gradually increase by 75 basis points during the calendar year, then net interest income and net income would increase .14% and .35%, respectively for the year ending December 31, 2004. The model indicated that if rates were to gradually decrease by 75 basis points over the same period, then net interest income and net income would decrease .36% and .91%, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Registrant's disclosure controls and procedures as of the end of the period covered by this report, and have concluded that the Company's disclosure controls and procedures were adequate and effective to ensure that all material information required to be disclosed in this report has been made known to them in a timely fashion.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

As of September 30, 2004, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material adverse effect upon the consolidated financial statements of the Company.

ITEM 2 - CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY
--------------------------------------------------------------------------------
         SECURITIES
         ----------

The following table provides information with respect to shares of common stock repurchased by the Company during the quarter ended September 30, 2004.

-----------------------------------------------------------------------------------------------------------------------------------
                                                                               Total Number of Shares    Maximum Number of Shares
                                                                                Purchased as Part of          that May Yet Be
                                     Total Number of    Average Price Paid    Publicly Announced Plans      Purchased Under the
     Period                          Shares Purchased        per Share              or Programs              Plans or Programs
-----------------------------------------------------------------------------------------------------------------------------------
July 1, 2004 to
July 31, 2004                                                                                                     199,126
-----------------------------------------------------------------------------------------------------------------------------------
August 1, 2004 to
August 31, 2004                            403                $ 32.60                   403                       198,723
-----------------------------------------------------------------------------------------------------------------------------------
September 1, 2004 to
September 30, 2004                                                                                                198,723
-----------------------------------------------------------------------------------------------------------------------------------
      Total                                403                $ 32.60                   403
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

          On July 19, 2004 the Registrant filed a report on Form 8-K under Items 12 and seven reporting its earning for the second quarter of 2004. There were no financial statements filed with this Form 8-K.

          On October 5, 2004 the Registrant filed a report on Form 8-K under Items 8.01 and 9.01 announcing that Farmers Bank and Trust Co., a wholly owned bank subsidiary headquartered in Georgetown, Kentucky, opened a branch bank office in downtown Lexington, Kentucky and is expected to open a second branch in Lexington during 2005.

          On October 12, 2004 the Registrant filed a report on Form 8-K under Items 8.01 and 9.01 announcing that First Citizens Bank, a wholly owned bank subsidiary headquartered in Elizabethtown, Kentucky, completed its previously announced acquisition of Financial National Electronic Transfer, Inc., located in Radcliff, Kentucky.

          On October 18, 2004 the Registrant filed a report on Form 8-K under Items 2.02 and 9.01 announcing its earnings for the nine months ended September 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  November 8, 2004             /s/ G. Anthony Busseni
      --------------------          -------------------------------------------
                                    G. Anthony Busseni,
                                    President and CEO
                                    (Principal Executive Officer)


Date:  11-8-04                      /s/ C Douglas Carpenter
      --------------------          -------------------------------------------
                                    C. Douglas Carpenter,
                                    Vice President, Secretary, and CFO
                                    (Principal Financial and Accounting Officer)