Form 10-K
period 2004-12-31
FARMERS CAPITAL BANK CORP
filed 2005-03-11
CIK 713095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2004

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

The aggregate market value of the registrant's outstanding voting stock held by non-affiliates on June 30, 2004 (the last business day of the registrant's most recently completed second fiscal quarter) was $240,625,778.

As of March 10, 2005 there were 6,790,872 shares outstanding.

Documents incorporated by reference:

Portions of the Registrant's 2004 Annual Report to Shareholders are incorporated by reference into Part II. Portions of the Registrant's Proxy Statement relating to the Registrant's 2005 Annual Meeting of Shareholders are incorporated by reference into Part III.

An index of exhibits filed with this Form 10-K can be found on page 16.

                        FARMERS CAPITAL BANK CORPORATION
                                    FORM 10-K
                                      INDEX

                                                                           Page
Part I

   Item 1.  Business                                                         3
   Item 2.  Properties                                                      10
   Item 3.  Legal Proceedings                                               10
   Item 4.  Submission of Matters to a Vote of Security Holders             11

Part II

   Item 5.  Market for Registrant's Common Equity, Related
            Stockholder Matters and Issuer Purchases of
            Equity Securities                                               11
   Item 6.  Selected Financial Data                                         12
   Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             12
   Item 7A. Quantitative and Qualitative Disclosures
            About Market Risk                                               12
   Item 8.  Financial Statements and Supplementary Data                     12
   Item 9.  Changes in and Disagreements With Accountants
            on Accounting and Financial Disclosure                          13
   Item 9A. Controls and Procedures                                         13
   Item 9B. Other Information                                               14

Part III

   Item 10. Directors and Executive Officers of the Registrant              14
   Item 11. Executive Compensation                                          14
   Item 12. Security Ownership of Certain Beneficial Owners and
            Management                                                      14
   Item 13. Certain Relationships and Related Transactions                  14
   Item 14. Principal Accounting Fees and Services                          14

Part IV

   Item 15. Exhibits, Financial Statement Schedules                         15

   Signatures                                                               16
   Index of Exhibits                                                        17

                                     PART I

Item 1. Business
----------------

                                  Organization
                                  ------------

Farmers Capital Bank Corporation (the "Registrant" or the "Company") is a financial holding company. The Registrant was originally formed as a bank holding company under the Bank Holding Company Act of 1956, as amended, on October 28, 1982 under the laws of the Commonwealth of Kentucky. During 2000, the Registrant elected to change from a bank holding company to a financial holding company (see discussion in Supervision and Regulation section of this report). The Registrant's subsidiaries provide a wide range of banking and bank-related services to customers throughout Kentucky. The bank subsidiaries owned by the Registrant include Farmers Bank & Capital Trust Co. ("Farmers Bank"), Frankfort, Kentucky; United Bank & Trust Co. ("United Bank"), Versailles, Kentucky; Lawrenceburg National Bank ("Lawrenceburg Bank"),
Harrodsburg, Kentucky; First Citizens Bank, Elizabethtown, Kentucky; Farmers Bank and Trust Company ("Farmers Georgetown"), Georgetown, Kentucky; and Kentucky Banking Centers, Inc. ("Ky. Banking Centers"), Glasgow, Kentucky.

The Registrant also owns FCB Services, Inc., ("FCB Services"), a nonbank data processing subsidiary located in Frankfort, Kentucky, Kentucky General Life Insurance Company, Inc., ("Kentucky General Life"), a nonbank insurance agency subsidiary located in Frankfort, Kentucky, which provides services to the Company's banks as well as unaffiliated banks, and Kentucky General Holdings, LLC, ("Kentucky General"), in Frankfort, Kentucky. Kentucky General holds a 50% voting interest in KHL Holdings, LLC. KHL Holdings announced that it acquired the Kentucky Home Life Insurance Company effective January 1, 2005.

On July 1, 2004 the Company acquired Citizens Bank (Kentucky), Inc. ("Citizens Georgetown") in Georgetown, Kentucky. The impact of this acquisition was an immediate boost in loans and deposits of $50.1 million and $62.4 million, respectively. During the fourth quarter of 2004, the Company merged Citizens Georgetown into Farmers Georgetown.

The Registrant provides a broad range of financial services to individuals, corporations, and others through its 27 banking locations in 16 communities throughout Central Kentucky. These services primarily include the activities of lending and leasing, receiving deposits, providing cash management services, safe deposit box rental, and trust activities. Operations are managed and financial performance is evaluated at the subsidiary level. The Registrant's chief decision makers monitor the results of the various banking products and services of its subsidiaries. Accordingly, all of the Registrant's operations are considered by management to be aggregated in one reportable operating segment: commercial and retail banking. As of December 31, 2004, the Registrant had $1.4 billion in consolidated assets.



                                                  Farmers Capital Bank Corporation
                                                            Frankfort, KY
                                                                  .
                                                                  .
                                                                  .                      Kentucky General Life
                                                                  .                      Insurance Company, Inc.
                                                                  .......................     Frankfort, KY
                                                                  .                            (Inactive)
                                                                  .
                                                                  .
                                                                  .
      ......................................................................................................................
      .             .                  .               .                   .                .               .              .
      .             .                  .               .                   .                .               .              .
      .             .                  .               .                   .                .               .              .
      .             .                  .               .                   .                .               .              .
United Bank &  Lawrenceburg      Farmers Bank     Farmers Bank &   First Citizens    Kentucky Banking FCB Services, Kentucky General
  Trust Co.    National Bank   and Trust Company Capital Trust Co.       Bank          Centers, Inc.      Inc.       Holdings, LLC
Versailles, KY Harrodsburg, KY Georgetown, KY    Frankfort, KY    Elizabethtown, KY    Glasgow, KY    Frankfort, KY  Frankfort, KY
   100%            100%             100%              100%               100%              100%            100%           100%
     .                               .                 .                  .                                                 .
     .                               .                 .                  .                                                 .
     .                               .                 .                  ............................................      .
     .                               .                 .                                                             .      .
     .                        ........           ..................................................                  .      .
     .                        .      .           .    .       .       .        .                  .                  .      .
     .                        .      .           .    .       .       .        .                  .                  .      .
     .                        .      .           .    .       .       .        .                  .                  .      .......
     .                 Pro Mortgage  .   Farmers Bank .   Leasing One .        .                  .                  .            .
 EV Propeties, Inc.   Partners, LLC  .   Realty Co.   . Corporation   .  EG Properties, Inc. Farmers Capital  EH Properties, Inc. .
 Versailles, KY       Georgetown, KY .  Frankfort, KY . Frankfort, KY .    Frankfort, KY     Insurance Corp.  Elizabethtown, KY   .
    100%                   100%      .      100%      .      100%     .         100%          Frankfort, KY         100%          .
                                     .                .               .                           100%                            .
                                     .                .               .                           .                               .
                                     .                .               .                           .                   .............
                                     .                .               .                           .                   .
                      Community Development     Austin Park        Frankfort                      .            KHL Holdings, LLC
                        of Kentucky, Inc.    Apartments II,LTD  Apartments II, LTD                .              Frankfort, KY
                          Georgetown, KY       Frankfort, KY     Frankfort, KY                    .         45%(equity) 50% (voting)
                            (Inactive)              99%             99.9                          .                   .
                                                                                                  .                   .
                                                                                                  .                   .
                                                                                                  .                   .
                                                                                                  .                   .
                                                                                                  .                   .
                                                                                                  .                   .
                                                                                         Farmers Fidelity       Kentucky Home Life
                                                                                      Insurance Agency, LLP      Insurance Company
                                                                                           Lexington, KY          Frankfort, KY
                                                                                                 50%                 100%




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

Farmers Bank is the largest bank chartered in Franklin County. It conducts business in its principal office and four branches within Frankfort, the capital of Kentucky. Franklin County is a diverse community, including government, commerce, finance, industry, medicine, education and agriculture. The bank also serves many individuals and corporations throughout Central Kentucky. On December 31, 2004, it had total consolidated assets of $511.8 million, including loans net of unearned income of $277.7 million. On the same date, total deposits were $368.5 million and shareholders' equity totaled $34.5 million.

Farmers Bank had six active subsidiaries during 2004: Farmers Bank Realty Co. ("Farmers Realty"), Leasing One Corporation ("Leasing One"), Farmers Capital Insurance Corporation ("Farmers Insurance"), EG Properties, Inc. ("EG Properties"), Austin Park Apartments, LTD ("Austin Park"), and Frankfort Apartments II, LTD ("Frankfort Apartments").

Farmers Realty was incorporated in 1978 for the purpose of owning certain real estate used by the Registrant and Farmers Bank in the ordinary course of business. Farmers Realty had total assets of $3.4 million on December 31, 2004.

Leasing One was incorporated in August 1993 to operate as a commercial equipment leasing company. It is located in Frankfort and is currently licensed to conduct business in thirteen states. At year-end 2004 it had total assets of $20.1 million, including leases net of unearned income of $22.2 million.

Farmers Insurance was organized in 1988 to engage in insurance activities permitted to the Registrant under federal and state law. Farmers Bank capitalized this corporation in December 1998. Farmers Insurance acts as an agent for Commonwealth Land Title Co. At year-end 2004 it had total assets of $972 thousand. Farmers Insurance holds a 50% interest in Farmers Fidelity Insurance Company, LLP ("Farmers Fidelity"). The Creech & Stafford Insurance Agency, Inc., an otherwise unrelated party to the Registrant, also holds a 50% interest in Farmers Fidelity.

In November 2002 Farmers Bank incorporated EG Properties. EG Properties is involved in real estate management and liquidation for properties repossessed by Farmers Bank. It had total assets of $2.6 million at December 31, 2004.

Farmers Bank is a limited partner in Austin Park and Frankfort Apartments, two low income housing tax credit partnerships located in Frankfort, Kentucky. These investments provide for federal income tax credits to the Company. Farmers Bank's aggregate investment in these partnerships was $1.6 million at year-end 2004.

On February 15, 1985, the Registrant acquired United Bank, a state chartered bank originally organized in 1880. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. It conducts business in its principal office and two branches in Woodford County, Kentucky. During 2003 United Bank incorporated EV Properties, Inc. EV Properties is involved in real estate management and liquidation for properties repossessed by United Bank. EV Properties had total assets of $637 thousand at year-end 2004. Based on deposits, United Bank is the second largest bank chartered in Woodford County with total assets of $175.8 million and total deposits of $154.3 million at December 31, 2004.

On June 28, 1985, the Registrant acquired Lawrenceburg Bank, a national chartered bank originally organized in 1885. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. During 1998, it was granted permission by the Office of the Comptroller of the Currency ("OCC") to move its charter and main office to Harrodsburg, Kentucky in Mercer County. Construction of the new site in Harrodsburg was completed and operations began there in July 1999. Lawrenceburg Bank conducts business at the Harrodsburg site and two branches in Anderson County, Kentucky. Based on deposits, the Anderson County branches rank number one in size compared to all banks chartered in Anderson County. Total assets were $158.2 million and total deposits were $144.5 million at December 31, 2004.

On March 31, 1986, the Registrant acquired First Citizens Bank, a state chartered bank originally organized in 1964. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. During 1997, it applied and was granted permission by the Kentucky Department of Financial Institutions ("KDFI") to move its charter and main office to Shepherdsville, Kentucky in Bullitt County. First Citizens Bank completed construction of the site and began operations there in April 1998. In August, 2004 First Citizens Bank moved its charter and main office designation back to Elizabethtown, Kentucky. It now conducts business at its main office and its three branches in Hardin County, Kentucky along with its branch office in Shepherdsville. During 2003 First Citizens Bank incorporated EH Properties, Inc. This company, which had total assets of $1.1 million at December 31, 2004, is involved in real estate management and liquidation for properties repossessed by First Citizens Bank.

On October 8, 2004 First Citizens Bank acquired Financial National Electronic Transfer, Inc. ("FiNET"), a data processing company that specializes in the processing of federal benefit payments and military allotments and headquartered in Radcliff, Kentucky. At December 31, 2004 FiNET had total assets of $6.5 million. Effective January 1, 2005 FiNET was merged into First Citizens Bank.

Based on deposits, First Citizens Bank ranks fourth in size compared to all banks chartered in Hardin County. Total assets were $186.1 million and total deposits were $152.4 million at December 31, 2004.

On June 30, 1986, the Registrant acquired Farmers Georgetown, a state chartered bank originally organized in 1850. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. During the fourth quarter of 2004 the Company merged its recently acquired Citizens Georgetown into Farmers Georgetown. Farmers Georgetown conducts business at its principal office and three branches in Scott County, Kentucky, two branches in Bath County, Kentucky, and two braches in Fayette County, Kentucky.

On July 16, 2002, Farmers Georgetown incorporated Community Development of Kentucky, Inc. ("CDK, Inc.") in order to apply to be certified as a Community Development Entity for participation in the New Markets Tax Credit Program ("Program") as provided by the Community Renewal Tax Relief Act of 2000. The Program is designed to promote economic development in qualified low-income communities as defined by the tax regulations. The Program is still evolving and the extent of the Company's participation, if any, will be determined at a future date. In May, 2004 Farmers Georgetown incorporated Pro Mortgage Partners, LLC ("Pro Mortgage"), a mortgage brokerage company established to offer a variety of fixed rate loan products. At December 31, 2004 Pro Mortgage had total assets of $1.3 million.

Based on deposits, Farmers Georgetown is the largest bank chartered in Scott County with total assets of $291.7 million and total deposits of $209.0 million at December 31, 2004.

On June 15, 1987, the Registrant acquired Horse Cave State Bank, a state chartered bank originally organized in 1926. During 1997, it received approval from the KDFI to move its charter to Glasgow, Kentucky. Subsequent to that approval, Horse Cave State Bank changed its name to Kentucky Banking Centers, Inc. Ky. Banking Centers is engaged in a general banking business providing full service banking to individuals, businesses, and governmental customers. It conducts business in its principal office in Glasgow and two branches in Hart County, Kentucky. Based on deposits, Ky. Banking Centers' Hart County branches rank first in size compared to all banks chartered in Hart County. Total assets were $138.0 million and total deposits were $123.6 million at December 31, 2004.

FCB Services, organized in 1992, provides data processing services and support for the Registrant and its subsidiaries. It is located in Frankfort, Kentucky. During 1994, FCB Services began performing data processing services for nonaffiliated banks. FCB Services had total assets of $3.9 million at December 31, 2004.

Kentucky General Life was incorporated on June 22, 2000 to engage in insurance activities permitted by federal and state law. This corporation was inactive as of December 31, 2004.


                                     Lending
                                     -------

A significant part of the Company's operating activities include originating loans, approximately 72% of which are secured by real estate at December 31, 2004. Real estate lending primarily includes loans secured by owner-occupied one-to-four family residential properties as well as commercial real estate mortgage loans to developers and owners of other commercial real estate. Real estate lending primarily includes both variable and adjustable rate products. Loan rates on variable rate loans generally adjust upward or downward immediately based on changes in the loan's index, normally prime rate as published in the Wall Street Journal. Rates on adjustable rate loans move upward or downward after an initial fixed term of normally 1, 3, or 5 years. However, rate adjustments on adjustable rate loans are made annually after the initial fixed term expires and are indexed primarily to shorter-term Treasury indexes. Generally, variable and adjustable rate loans contain provisions that cap annual increases at a maximum of 100 basis points with lifetime caps and floors of up to 600 basis points. The Registrant also makes fixed rate commercial real estate loans to a lesser extent with repayment terms generally not exceeding 12 months. The Registrant's subsidiary banks make first and second residential mortgage loans secured by real estate not to exceed 90% loan to value without seeking third party guarantees. Commercial real estate loans are made primarily to small and mid-sized businesses, secured by real estate not exceeding 80% loan to value. Other commercial loans are asset based loans secured by equipment and lines of credit secured by receivables and include lending across a diverse range of business types. Commercial lending and real estate construction lending, including commercial leasing, generally includes a higher degree of credit risk than other loans, such as residential mortgage loans. Commercial loans, like other loans, are evaluated at the time of approval to determine the adequacy of repayment sources and collateral requirements. Collateral requirements vary to some degree among borrowers and depend on the borrower's financial strength, the terms and amount of the loan, and collateral available to secure the loan. Credit risk results from the decreased ability or willingness to pay by a borrower. Credit risk also results when a liquidation of collateral occurs and there is a shortfall in collateral value as compared to a loans outstanding balance. For construction loans, inaccurate initial estimates of a property's value could lead to a property having a value that is insufficient to satisfy full payment of the amount of funds advanced for the property. Secured and unsecured consumer loans generally are made for automobiles, boats, and other motor vehicles. In most cases loans are restricted to the subsidiaries' general market area.

                           Supervision and Regulation
                           --------------------------

The Registrant is a legal entity that is separate and distinct from its bank and nonbank subsidiaries. The Registrant originally registered as a bank holding company and was restricted to those activities permissible under the Bank Holding Company Act of 1956, as amended ("BHC Act"). The BHC Act provides for regulation, supervision, and examination by the Board of Governors of the Federal Reserve System ("FRB").

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") became law in July 2002. Sarbanes-Oxley addresses, among other issues, corporate governance, auditing and accounting oversight, executive compensation, and enhanced and timely disclosure of corporate information. The Nasdaq Stock Market has also proposed and adopted corporate governance rules related to Sarbanes-Oxley. These changes are intended to allow shareholders to more easily and efficiently monitor the performance of companies and their directors.

Effective August 29, 2002, as directed by Section 302(a) of Sarbanes-Oxley, the Company's chief executive officer and chief financial officer of the Registrant are each required to certify that the Company's Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company's internal controls; they have made certain disclosures to the Company's auditors and the audit committee of the Board of Directors about the Company's internal controls; and they have included information in the Company's Quarterly and Annual Reports about their evaluation and whether there have been significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

The Gramm-Leach-Bliley Act of 1999 ("GLB Act") signed into law in 1999 had a significant effect on Federal banking laws applicable to the Registrant and its subsidiary banks. The GLB Act permitted the Registrant to elect to become a financial holding company. The Registrant elected this option during 2000. In order to be granted status as a financial holding company, a bank holding company and each of its subsidiary depository institutions must be well capitalized, well managed, and have achieved at least a satisfactory record of meeting community credit needs at its most recent Community Reinvestment Act ("CRA") examination. Depository institutions are periodically examined for compliance with CRA and are assigned a rating. Each insured depository institution subsidiary of a financial holding company must have a "satisfactory" rating in order for a financial holding company to commence a new activity or acquire a company engaged in a new activity permitted by the BHC Act. In addition, banking regulators consider CRA ratings when determining whether to approve a proposed transaction. A financial holding company is subject to corrective action by the FRB if any depository institution controlled by the company fails to maintain both well capitalized and well managed status.

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

Deposits of the Registrant's subsidiary banks are insured by the FDIC's Bank Insurance Fund, which subjects the banks to regulation and examination under the provisions of the Federal Deposit Insurance Act. During periodic exams, FDIC examiners review bank policies and evaluate lending and investment portfolios, as well as being watchful for possible violations of banking regulations and statutes.

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

                                   Competition
                                   -----------

The Registrant and its subsidiaries compete for banking business with various types of businesses other than commercial banks and savings and loan associations. These include, but are not limited to, credit unions, mortgage lenders, finance companies, insurance companies, stock and bond brokers, financial planning firms, and department stores which compete for one or more lines of banking business. The banks also compete for commercial and retail business not only with banks in Central Kentucky, but with banking organizations from Ohio, Indiana, Tennessee, Pennsylvania, and North Carolina which have banking subsidiaries located in Kentucky. These competing businesses may possess greater resources than the Registrant and, as such, may have higher lending limits and may offer other services that are not provided by the Registrant.

The Registrant competes primarily on the basis of quality of services, interest rates and fees charged on loans, and the rates of interest paid on deposit funds.

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

                                    Employees
                                    ---------

As of December 31, 2004, the Registrant and its subsidiaries had 514 full-time equivalent employees. Employees are provided with a variety of employee benefits. A retirement plan, a profit-sharing (401K) plan, group life insurance, hospitalization, dental, and major medical insurance along with postretirement health insurance benefits are available to eligible personnel. Employees are not represented by a union. Management and employee relations are good.

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

In January, 2004 the Registrant's Board of Directors adopted an Employee Stock Purchase Plan ("ESPP"). The ESPP was subsequently approved by the Registrant's shareholders in May, 2004 and became effective July 1, 2004. Under this ESPP, in the discretion of the Board of Directors, employees of the Registrant and its subsidiaries can purchase Registrant common stock at a discounted price and without payment of brokerage costs or other fees, in the process benefiting from the favorable tax treatment afforded such plans pursuant to Section 423 of the Internal Revenue Code.

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

Item 2. Properties
------------------

The Registrant leases its main office in downtown Frankfort, Kentucky from Farmers Realty.

Farmers Bank and its subsidiaries currently own or lease nine buildings. Farmers Bank operates at five locations, two of which it owns and three of which it leases. United Bank owns its two branch offices and approximately 52% of a condominium building that houses its main office. Lawrenceburg Bank owns its main office in Harrodsburg and its two branch sites in Lawrenceburg. First Citizens Bank owns its main office and two of its four branches and leases office space for its allotment operations in Radcliff. The other two branch locations of First Citizens Bank are leased facilities, one of which is located in a grocery store. Farmers Georgetown owns its main office in Georgetown, a branch in Georgetown, Sharpsburg, Owingsville, Stamping Ground, and Lexington. Farmers Georgetown's also leases a branch in both Georgetown and Lexington. Banking Centers owns its main office in Glasgow, Kentucky and its branch site in Horse Cave, Kentucky. It leases its branch facilities in Munfordville, Kentucky.

The Registrant considers its properties to be suitable and adequate based on its present needs.

Item 3. Legal Proceedings
-------------------------

As of December 31, 2004, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material adverse effect upon the consolidated financial statements of the Company.



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

                                     PART II

Item 5. Market for Registrant's Common Equity,  Related Stockholder Matters, and
--------------------------------------------------------------------------------
     Issuer Purchases of Equity Securities
     -------------------------------------

The information set forth under the sections "Shareholder Information" and "Stock Prices" on page 37 of the 2004 Annual Report to Shareholders is hereby incorporated by reference. Additional information set forth under Footnote 16 in the notes to the Registrant's 2004 audited consolidated financial statements on pages 58 through 59 of the 2004 Annual Report to Shareholders is also hereby incorporated by reference.

The following table provides information with respect to shares of common stock repurchased by the Company during the quarter ended December 31, 2004.


------------------------------------------------------------------------------------------------------------------
                                                                    Total Number of          Maximum Number of
                                                                    Shares Purchased as     Shares that May Yet
                          Total Number of                          Part of Publicly          Be Purchased Under
                               Shares          Average Price        Announced Plans or        the Plans or
      Period                 Purchased        Paid per Share            Programs                  Programs
------------------------------------------------------------------------------------------------------------------
October 1, 2004 to
October 31, 2004               2,718               $ 33.86                  2,718                      196,408
------------------------------------------------------------------------------------------------------------------
November 1, 2004 to
November 30, 2004                                                                                      196,408
------------------------------------------------------------------------------------------------------------------
December 1, 2004 to
December 31, 2004                                                                                      196,408
------------------------------------------------------------------------------------------------------------------
      Total                    2,718               $ 33.86                  2,718
------------------------------------------------------------------------------------------------------------------

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


Item 6. Selected Financial Data
-------------------------------

SELECTED FINANCIAL HIGHLIGHTS

----------------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                    2004             2003              2002             2001              2000
(In thousands, except per share data)
----------------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
Interest income                           $   61,902       $   58,413        $   66,291       $   77,039        $   75,481
Interest expense                              19,176           19,883            25,746           34,357            32,536
Net interest income                           42,726           38,530            40,545           42,682            42,945
Provision for loan losses                      2,129            2,592             4,748            2,448             2,472
Net income                                    13,392           12,963            12,561           14,671            14,380
----------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
Net income -
  Basic                                   $     1.99       $     1.93        $     1.83       $     2.10        $     1.97
  Diluted                                       1.98             1.92              1.82             2.09              1.97
Cash dividends declared                         1.32             1.29              1.25             1.21              1.17
Book value                                     19.38            18.83             18.52            17.89             17.49
----------------------------------------------------------------------------------------------------------------------------
SELECTED RATIOS
Percentage of net income to:
  Average shareholders' equity (ROE)           10.46%           10.39%            10.04%           11.93%            11.61%
  Average total assets (ROA)                     .99             1.04              1.04             1.28              1.40
Percentage of dividends declared to
  net income                                   66.43            66.91             68.38            57.70             59.33
Percentage of average shareholders'
  equity to average total assets                9.50             9.98             10.37            10.75             12.06
----------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                $  131,450       $  126,471        $  125,773       $  123,560        $  125,461
Total assets                               1,397,144        1,318,565         1,275,602        1,183,530         1,204,752
Long-term debt                                53,158           56,413            57,152           10,913            10,501
WEIGHTED AVERAGE SHARES  OUTSTANDING
  Basic                                        6,737            6,727             6,870            6,982             7,304
  Diluted                                      6,780            6,770             6,910            7,025             7,307
----------------------------------------------------------------------------------------------------------------------------


Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations
        -------------

The discussion on pages 22 through 37 of the 2004 Annual Report to Shareholders is hereby incorporated by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

The information set forth under the item "Market Risk Management" on pages 34 through 35 of the 2004 Annual Report to Shareholders is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Farmers Capital Bank Corporation:

We have audited the accompanying consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of the internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Farmers Capital Bank Corporation and Subsidiaries for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP
Louisville, Kentucky
January 17, 2003

The information set forth below on pages 39 through 64 of the 2004 Annual Report to Shareholders is hereby incorporated by reference:

Report of Independent Registered Public Accounting Firm on Internal Control Over
 Financial Reporting
Report of Independent Registered Public Accounting Firm on Financial Statements Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Statements of Changes in Shareholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Item  9.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
          Financial Disclosure
          --------------------

None.

Item 9A.  Controls and Procedures
---------------------------------

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Registrant's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of
1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures and internal control over financial reporting are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Registrant in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Our Chief Executive Officer and Chief Financial Officer have also concluded that there were no changes in the Registrant's internal control over financial reporting or in other factors that occurred during the Registrant's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting or any corrective actions with regard to significant deficiencies and material weaknesses in internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting and the related report of Crowe Chizek and Company LLC, is hereby incorporated by reference to the Registrant's 2004 audited consolidated financial statements on pages 38 and 39 of its 2004 Annual Report to shareholders.

Item 9B.  Other Information
---------------------------

None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

                                 Positions and            Years of Service
                                 Offices With                 With the
Executive Officer1        Age    the Registrant              Registrant
------------------------------------------------------------------------------
G. Anthony Busseni         56    President and CEO,              20*
                                 Director2
Allison B. Gordon          41    Senior Vice President3          18*


The Registrant has adopted a Code of Ethics that applies to the Registrant's directors, officers and employees, including the Registrant's chief executive officer and chief financial officer. The Registrant makes available its Code of Ethics on its Internet website at www.farmerscapital.com.

Additional information required by Item 10 is hereby incorporated by reference from the Registrant's definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 10, 2005 which will be filed with the Commission on or about April 1, 2005, pursuant to Regulation 14A.

* Includes years of service with the Registrant and its subsidiaries.

1    For  Regulation  O  purposes,   Frank  W.  Sower,   Jr.,  Chairman  of  the
     Registrant's board of directors, is considered an executive officer in name only.

2 Also a director of Farmers Bank, Ky. Banking Centers, Farmers Georgetown, United Bank, Lawrenceburg Bank, First Citizens Bank, FCB Services, Farmers Insurance (Chairman), Leasing One (Chairman), and Kentucky General (Chairman).

3    Also a director of Farmers Bank, Farmers Georgetown, and FCB Services.


Item 11. Executive Compensation
-------------------------------

Item 12. Security  Ownership of Certain  Beneficial  Owners and  Management and
-------------------------------------------------------------------------------
         Related Stockholder Matters
         ---------------------------

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

Item 14.  Principal Accountant Fees and Services
------------------------------------------------

The information required by Items 11 through 14 is hereby incorporated by reference from the Registrant's definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 10, 2005 which will be filed with the Commission on or about April 1, 2005, pursuant to Regulation 14A.




                                     PART IV

Item 15. Exhibits, Financial Statement Schedules
------------------------------------------------


(a)1.    Financial Statements
-----------------------------

          Reference  is made to Part II, Item 8, of this  Annual  Report on Form
          10-K

(a)2.    Financial Statement Schedules
--------------------------------------

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

          4 Articles of Incorporation and Bylaws of the Registrant (incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, the Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003).

          13   2004 Annual Report to Shareholders

          21   Subsidiaries of the Registrant

          23.1 Consent of Independent Registered Public Accounting Firm (Crowe Chizek)

          23.2 Consent of Independent Registered Public Accounting Firm (KPMG)

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

                                     FARMERS CAPITAL BANK CORPORATION


                                     By: /s/ G. Anthony Busseni
                                         --------------------------------------
                                         G. Anthony Busseni
                                         President and Chief Executive Officer


                                     Date: March 3, 2005
                                          -------------------------------------
-



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ G. Anthony Busseni     President, Chief Executive Officer    March 3, 2005
---------------------------and Director (principal executive  ------------------
G. Anthony Busseni         officer of the Registrant)


/s/ Frank W. Sower, Jr.             Chairman                      3-3-2005
---------------------------                                   ------------------
Frank W. Sower, Jr.

/s/ Gerald R. Hignite               Director                      March 4, 2005
---------------------------                                   ------------------
Gerald R. Hignite

/s/ Lloyd C Hillard, Jr.            Director                      March 3, 2005
---------------------------                                   ------------------
Lloyd C. Hillard, Jr.

/c/ Cecil D. Bell, Jr.              Director                      3-5-05
---------------------------                                   ------------------
Cecil D. Bell, Jr.

/s/ Shelley S. Sweeney              Director                      3/6/05
---------------------------                                   ------------------
Shelley S. Sweeney

                                    Director
---------------------------                                   ------------------
Dr. Donald J. Mullineaux

/s/ Harold G. Mays                  Director                      3/9/05
---------------------------                                   ------------------
Harold G. Mays

/s/ John D. Sutterlin               Director                      3/7/05
---------------------------                                   ------------------
Dr. John D. Sutterlin

/s/ Michael M Sullivan              Director                      3/4/05
---------------------------                                   ------------------
Michael M. Sullivan

/s/ J. Barry Banker                 Director                      3-8-05
---------------------------                                   ------------------
J. Barry Banker

                                    Director
---------------------------                                   ------------------
Robert Roach, Jr.

/s/ C Douglas Carpenter    Vice President, Secretary and          3-3-05
---------------------------CFO (principal financial and       ------------------
C. Douglas Carpenter       accounting officer)

                                INDEX OF EXHIBITS




Exhibit                                                                  Page


13.  2004 Annual Report to Shareholders                                Enclosed

21.  Subsidiaries of the Registrant                                       18

23.1 Consent of Independent Registered Public Accounting
     Firm (Crowe Chizek)                                                  20

23.2 Consent of Independent Registered Public Accounting
     Firm (KPMG)                                                          21

31.1 CEO Certification Pursuant to Section 302 of the
     Sarbanes-Oxley Act of 2002                                           22

31.2 CFO Certification Pursuant to Section 302 of the
     Sarbanes-Oxley Act of 2002                                           23

32   CEO and CFO  Certifications  Pursuant to Section 906
     of the  Sarbanes-Oxley Act of 2002                                   24