Form 10-Q
period 2005-03-31
FARMERS CAPITAL BANK CORP
filed 2005-05-09
CIK 713095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                         For the transition period from
                          ____________ to ____________

                         Commission File Number 0-14412

                        Farmers Capital Bank Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Kentucky                                  61-1017851
----------------------------------------------    ------------------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
or organization)                                      Identification Number)

P.O. Box 309, 202 West Main Street
Frankfort, Kentucky                                           40602
----------------------------------------------    ------------------------------
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

                     Common stock, par value $.125 per share
                   6,782,072 shares outstanding at May 6, 2005

                                TABLE OF CONTENTS


Part I - Financial Information                                         Page No.
------------------------------                                         --------

     Item 1 - Financial Statements

         Unaudited Consolidated Balance Sheets -
             March 31, 2005 and December 31, 2004                             3

         Unaudited Consolidated Statements of Income -
             For the Three Months Ended
             March 31, 2005 and March 31, 2004                                4

         Unaudited Consolidated Statements of Comprehensive Income -
             For the Three Months Ended
             March 31, 2005 and March 31, 2004                                5

         Unaudited Consolidated Statements of Cash Flows -
             For the Three Months Ended
             March 31, 2005 and March 31, 2004                                6

         Unaudited Consolidated Statements of Changes in
             Shareholders' Equity -
             For the Three Months Ended
             March 31, 2005 and March 31, 2004                                7

         Notes to Unaudited Consolidated Financial Statements                 8

     Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           10

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk     20

     Item 4 - Controls and Procedures                                        21

Part II - Other Information

     Item 1 - Legal Proceedings                                              21

     Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds    21

     Item 6 - Exhibits                                                       21

     Signatures                                                              22

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

UNAUDITED CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------------------
                                                                                              March 31,       December 31,
(In thousands, except share data)                                                               2005               2004
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents:
     Cash and due from banks                                                                $   77,775         $   42,418
     Interest bearing deposits in other banks                                                    2,067              2,569
     Federal funds sold and securities purchased under
          agreements to resell                                                                  13,639             34,273
----------------------------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                                       93,481             79,260
----------------------------------------------------------------------------------------------------------------------------
Investment securities:
     Available for sale, amortized cost of $342,037 (2005) and $348,240 (2004)                 339,342            349,317
     Held to maturity, fair value of $19,234 (2005) and $20,555 (2004)                          18,715             19,803
----------------------------------------------------------------------------------------------------------------------------
          Total investment securities                                                          358,057            369,120
----------------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income                                                                  884,030            876,705
Allowance for loan losses                                                                      (12,413)           (12,804)
----------------------------------------------------------------------------------------------------------------------------
          Loans, net                                                                           871,617            863,901
----------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                     27,464             27,415
Company-owned life insurance                                                                    27,209             26,978
Goodwill                                                                                         8,736              8,722
Other intangible assets, net                                                                     4,013              4,259
Other assets                                                                                    27,653             17,489
----------------------------------------------------------------------------------------------------------------------------
          Total assets                                                                      $1,418,230         $1,397,144
----------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits:
     Noninterest bearing                                                                    $  183,469         $  173,522
     Interest bearing                                                                          962,525            965,505
----------------------------------------------------------------------------------------------------------------------------
          Total deposits                                                                     1,145,994          1,139,027
----------------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under agreements to repurchase                      71,802             59,758
Other borrowed funds                                                                            59,105             54,949
Dividends payable                                                                                2,241              2,232
Other liabilities                                                                                8,064              9,728
----------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                                  1,287,206          1,265,694
----------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Common stock, par value $.125 per share
     9,608,000 shares authorized; 8,242,827 and 8,234,423
     shares issued at March 31, 2005 and December 31, 2004, respectively                         1,030              1,029
Capital surplus                                                                                 20,966             20,744
Retained earnings                                                                              151,801            149,985
Treasury stock, at cost
      1,450,355 and 1,450,055 shares at March 31, 2005
      and December 31, 2004, respectively                                                      (41,021)           (41,008)
Accumulated other comprehensive income                                                          (1,752)               700
----------------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity                                                           131,024            131,450
----------------------------------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity                                        $1,418,230         $1,397,144
----------------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
-----------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
Three months ended March 31,                                                                          2005             2004
-----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                                                        $ 13,703         $ 11,729
Interest on investment securities:
     Taxable                                                                                         1,912            1,964
     Nontaxable                                                                                        981              946
Interest on deposits in other banks                                                                     12               10
Interest of federal funds sold and securities purchased under agreements to resell                     500               90
-----------------------------------------------------------------------------------------------------------------------------
          Total interest income                                                                     17,108           14,739
-----------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits                                                                                 4,946            3,674
Interest on federal funds purchased and securities sold under agreements to repurchase                 534              218
Interest on other borrowed funds                                                                       526              502
-----------------------------------------------------------------------------------------------------------------------------
          Total interest expense                                                                     6,006            4,394
-----------------------------------------------------------------------------------------------------------------------------
          Net interest income                                                                       11,102           10,345
-----------------------------------------------------------------------------------------------------------------------------
Provision for loan losses                                                                              (47)             365
-----------------------------------------------------------------------------------------------------------------------------
          Net interest income after provision for loan losses                                       11,149            9,980
-----------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Service charges and fees on deposits                                                                 2,259            1,894
Allotment processing fees                                                                              653              199
Other service charges, commissions, and fees                                                           639              685
Data processing income                                                                                 340              334
Trust income                                                                                           396              414
Investment securities gains, net                                                                                         82
Gains on sale of mortgage loans, net                                                                   188               44
Gain on sale of credit card portfolio                                                                  700
Income from company-owned life insurance                                                               231              405
Other                                                                                                  118               30
-----------------------------------------------------------------------------------------------------------------------------
          Total noninterest income                                                                   5,524            4,087
-----------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits                                                                       5,960            5,394
Occupancy expenses, net                                                                                758              662
Equipment expenses                                                                                     683              564
Data processing and communications expenses                                                          1,034              918
Bank franchise tax                                                                                     361              341
Correspondent bank fees                                                                                222              188
Other                                                                                                2,491            1,615
-----------------------------------------------------------------------------------------------------------------------------
          Total noninterest expense                                                                 11,509            9,682
-----------------------------------------------------------------------------------------------------------------------------
          Income before income taxes                                                                 5,164            4,385
-----------------------------------------------------------------------------------------------------------------------------
Income tax expense                                                                                   1,108              877
-----------------------------------------------------------------------------------------------------------------------------
          Net income                                                                              $  4,056         $  3,508
-----------------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE
     Basic                                                                                        $    .60          $   .52
     Diluted                                                                                           .59              .52
-----------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic                                                                                           6,791            6,723
     Diluted                                                                                         6,839            6,784
-----------------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.



UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
-----------------------------------------------------------------------------------------------------------------
Three months ended March 31, (In thousands)                                           2005              2004
-----------------------------------------------------------------------------------------------------------------
NET INCOME                                                                         $ 4,056           $ 3,508
Other comprehensive (loss) income:
     Unrealized holding (loss) gain on available for sale
     securities arising during the period on securities held
     at end of period, net of tax of $(1,320) and $302, respectively                (2,452)              560

Reclassification adjustment for prior period unrealized gain previously reported in other comprehensive income recognized
     during current period, net of tax of $19                                                            (35)
-----------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income                                                   (2,452)              525
-----------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                               $ 1,604           $ 4,033
-----------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------------------
Three months ended March 31, (In thousands)                                                       2005            2004
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                               $  4,056       $   3,508
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                                          1,047             721
          Net amortization of investment security premiums and (discounts):
                Available for sale                                                                 116             466
                Held to maturity                                                                   (12)            (11)
          Provision for loan losses                                                                (47)            365
          Noncash compensation expense                                                                              69
          Mortgage loans originated for sale                                                    (7,364)         (3,718)
          Proceeds from sale of mortgage loans                                                   7,217           2,341
          Deferred income tax benefit                                                             (416)           (519)
          Gains on sale of mortgage loans, net                                                    (188)            (44)
          Gain on sale of credit card portfolio                                                   (700)
          Gains on sale of premises and equipment, net                                              (3)
          Gains on sale of available for sale investment securities, net                                           (82)
          Decrease in accrued interest receivable                                                  217              18
          Income from company-owned life insurance                                                (231)           (405)
          (Increase) decrease in other assets                                                   (9,038)          1,556
          Increase (decrease) in accrued interest payable                                          168             (11)
          (Decrease) increase in other liabilities                                              (1,449)            928
--------------------------------------------------------------------------------------------------------------------------
             Net cash (used in) provided by operating activities                                (6,627)          5,182
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities and calls of investment securities:
          Available for sale                                                                    78,017          62,914
          Held to maturity                                                                       1,100           1,254
     Proceeds from sale of available for sale investment  securities                                            22,036
     Purchase of available for sale investment securities                                      (71,930)        (80,107)
     Loans originated for investment, net of principal collected                                (6,634)        (19,892)
     Purchase of premises and equipment                                                           (851)           (778)
     Proceeds from sale of equipment                                                                 4               5
--------------------------------------------------------------------------------------------------------------------------
             Net cash used in investing activities                                                (294)        (14,568)
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                                         6,967         (39,921)
     Net increase in federal funds purchased and securities
           sold under agreements to repurchase                                                  12,044          29,488
     Repayments of long-term debt                                                                 (477)         (2,669)
     Net increase (decrease) in other short-term borrowings                                      4,633            (103)
     Dividends paid                                                                             (2,232)         (2,215)
     Shares issued under Employee Stock Purchase Plan                                               46
     Stock options exercised                                                                       161             280
--------------------------------------------------------------------------------------------------------------------------
             Net cash provided by (used in) financing activities                                21,142         (15,140)
--------------------------------------------------------------------------------------------------------------------------
             Net increase (decrease) in cash and cash equivalents                               14,221         (24,526)
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                                                  79,260         127,216
--------------------------------------------------------------------------------------------------------------------------
             Cash and cash equivalents at end of period                                       $ 93,481       $ 102,690
--------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
     Interest                                                                                 $  5,838       $   4,405
     Income taxes
Transfers from loans to repossessed assets                                                       1,865              31
Cash dividend declared and unpaid                                                                2,241           2,220
--------------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.


UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                                                                       Accumulated
                                                                                                          Other            Total
Three months ended                      Common Stock       Capital    Retained      Treasury Stock    Comprehensive    Shareholders'
March 31, 2005 and 2004               Shares     Amount    Surplus    Earnings   Shares     Amount       Income           Equity
------------------------------------------------------------------------------------------------------------------------------------
  Balance at January 1, 2005           8,234     $1,029    $20,744    $149,985    1,450   $(41,008)     $   700           $131,450
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                               4,056                                               4,056
Other comprehensive income                                                                               (2,452)            (2,452)
Cash dividends declared,
  $.33 per share                                                        (2,240)                                             (2,240)
Stock options exercised,
  including related tax benefits           7          1        176                             (13)                            164
Shares issued pursuant to
  Employee Stock Purchase plan             1                    46                                                              46
------------------------------------------------------------------------------------------------------------------------------------
  Balance at March 31, 2005            8,242     $1,030    $20,966    $151,801    1,450   $(41,021)     $(1,752)          $131,024
------------------------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------------------------
  Balance at January 1, 2004           8,161     $1,020    $18,670    $145,489    1,445   $(40,830)     $ 2,122           $126,471
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                               3,508                                               3,508
Other comprehensive income                                                                                  525                525
Cash dividends declared,
  $.33 per share                                                        (2,220)                                             (2,220)
Stock options exercised                   11          2        281                                                             283
Noncash compensation expense
  attributed to stock option grants                             69                                                              69
------------------------------------------------------------------------------------------------------------------------------------
  Balance at March 31, 2004            8,172     $1,022    $19,020    $146,777    1,445   $(40,830)     $ 2,647           $128,636
------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The consolidated financial statements include the accounts of Farmers Capital Bank Corporation (the "Company"), a financial holding company, and its wholly-owned six bank and two active nonbank subsidiaries. Bank subsidiaries include Farmers Bank & Capital Trust Co. ("Farmers Bank") in Frankfort, KY; United Bank & Trust Co. in Versailles, KY; Lawrenceburg National Bank in Harrodsburg, KY; First Citizens Bank in Elizabethtown, KY; Farmers Bank and Trust Company ("Farmers Georgetown") in Georgetown, KY; and Kentucky Banking Centers, Inc. in Glasgow, KY. The Company has two active nonbank subsidiaries, FCB Services, Inc. and Kentucky General Holdings, LLC. FCB Services, Inc. is a data processing subsidiary located in Frankfort, KY, which provides services to the Company's banks as well as unaffiliated banks. Kentucky General Holdings, LLC holds a 50% voting interest in KHL Holdings, LLC, which is the parent company of Kentucky Home Life Insurance Company. Leasing One Corporation, a commercial leasing company, and Farmers Capital Insurance Corporation, an insurance agency, are wholly-owned subsidiaries of Farmers Bank. Pro Mortgage Partners, LLC, a mortgage brokerage company, is a wholly-owned subsidiary of Farmers Georgetown. All significant intercompany transactions and balances are eliminated in consolidation.

The Company provides financial services through its 27 locations in 16 communities throughout Central Kentucky to individual, business, agriculture, government, and educational customers. Its primary deposit products are checking, savings, and term certificate accounts. Its primary lending products are residential mortgage, commercial lending and leasing, and installment loans. Substantially all loans and leases are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans and leases are expected to be repaid from cash flow from operations of businesses. Farmers Bank has served as the general depository for the Commonwealth of Kentucky for over 70 years and also provides investment and other services to the Commonwealth. Other services include, but are not limited to, cash management services, issuing letters of credit, safe deposit box rental, and providing funds transfer services. Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions and federal funds sold.

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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

2.   RECLASSIFICATIONS

Certain reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation. These reclassifications do not affect net income or total shareholders' equity as previously reported.

3.   NET INCOME PER COMMON SHARE

Basic net income per common share is determined by dividing net income by the weighted average total number of shares of common stock outstanding. Diluted net income per common share is determined by dividing net income by the total weighted average number of shares of common stock outstanding, plus the total weighted average number of shares that would be issued upon exercise of dilutive stock options assuming proceeds are used to repurchase shares pursuant to the treasury stock method. Net income per common share computations were as follows at March 31, 2005 and 2004.

-----------------------------------------------------------------------------
(In thousands, except per share data)
Three months ended March 31,                        2005            2004
-----------------------------------------------------------------------------
Net income, basic and diluted                         $ 4,056      $ 3,508
-----------------------------------------------------------------------------

Average shares outstanding                              6,791        6,723
Effect of dilutive stock options                           48           61
-----------------------------------------------------------------------------
Average diluted shares outstanding                      6,839        6,784
-----------------------------------------------------------------------------

Net income per share, basic                           $   .60      $   .52
Net income per share, diluted                             .59          .52
-----------------------------------------------------------------------------

4.   STOCK-BASED COMPENSATION

In 1997, the Company's Board of Directors approved a nonqualified stock option plan (the "Plan") that provides for granting of stock options to key employees and officers of the Company. The Plan was subsequently ratified by the Company's shareholders at its annual shareholders' meeting held on May 12, 1998, the measurement date of the options granted during 1997. All stock options are awarded at a price equal to the fair market value of the Company's common stock at the date the options are granted. The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its Plan. Accordingly, since options were granted during 1997 at the fair market value of the Company's stock on the grant date, and the measurement date occurred during 1998, the Company recognized noncash compensation expense over the vesting period of the options, which term ended during 2004, based on the intrinsic value of the stock options measured on the date of shareholder ratification of the Plan.

The Company granted 40,049 and 54,000 additional options under the Plan during 2004 and 2000 in which there is no compensation expense being recognized pursuant to APB No. 25. In addition, the Company issued shares pursuant to its Employee Stock Purchase Plan ("ESPP") during each of the quarters beginning with the quarter ended September 30, 2004 and recorded no related compensation expense. Had compensation expense been determined under the fair value method described in the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, as amended by SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE, the Company's net income and income per common share would have been as shown in the table below.

--------------------------------------------------------------------------------
(In thousands, except per share data)
Three months ended March 31,                                  2005       2004
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Net Income
  As reported                                              $ 4,056    $ 3,508
  Add:  Stock-based employee compensation expense
        included in reported net income, net of related
        tax effects                                                        45
  Less: Stock-based compensation expense determined
        under fair value based method for all awards,
        net of related tax effects                             (62)       (59)
--------------------------------------------------------------------------------
Proforma                                                   $ 3,994    $ 3,494
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE
  Basic, as reported                                       $   .60    $   .52
  Basic, proforma                                              .59        .52

  Diluted, as reported                                         .59        .52
  Diluted, proforma                                            .58        .52
--------------------------------------------------------------------------------

On March 16, 2005 the Compensation Committee of the Company's Board of Directors acted to approve an immediate and full acceleration of the vesting on options granted during 2004. As a result, options to purchase 40,049 unvested and "out-of-the-money" shares of the Company's common stock became immediately exercisable as of March 16, 2005. The exercise price of these options remains unchanged at $34.80 per share. The closing price of the Company's shares was $34.50 on March 15, 2005. None of the accelerated options are granted to directors or executive officers of the Company.

The purpose of the accelerated vesting is to allow the Company to reduce anticipated future compensation expense attributed to its stock option grants pursuant to recently issued SFAS No. 123 (revised), "SHARE-BASED PAYMENT". Under SFAS No. 123 (revised), the Company will be required to recognize compensation expense in its income statement beginning January 1, 2006 (in compliance with SEC Release No. 33-8568) for awards granted or modified on or after that date, as well as recognizing compensation expense for the portion of existing options that vest January 1, 2006 or later. Since the options granted during 2004 now have an exercise price in excess of the market price on the date of modification and there is no future vesting requirement, there will be no compensation expense recorded for these options in the current or future periods. This represents a reduction in estimated future compensation expense of approximately $31,000 and $26,000 for the twelve months ended December 31, 2006 and 2007, respectively. The Company anticipates that it will record compensation expense pursuant to SFAS No. 123 (revised) for unvested options from its 2000 grant and shares issued under its ESPP.

5.  EMPLOYEE STOCK PURCHASE PLAN

The Company's 2004 ESPP was approved by its shareholders at the Company's 2004 annual meeting. The purpose of the ESPP is to provide a means by which eligible employees may purchase, at a discount, shares of common stock of the Company through payroll withholding. The purchase price of the shares is equal to 85% of their fair market value on specified dates as defined in the plan. The ESPP was effective July 1, 2004. There were 1,600 shares issued under the plan during the first quarter of 2005. Compensation cost related to the ESPP included in the proforma net income disclosure in the table in Note 4 above was $7,000 for the three months ended March 31, 2005.

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

RESULTS OF OPERATIONS

                    FIRST QUARTER 2005 VS. FIRST QUARTER 2004
                    -----------------------------------------

The Company reported net income of $4.1 million for the first three months of 2005, an increase of $548 thousand or 15.6% compared to $3.5 million for the same period in 2004. Basic and diluted net income per share were $.60 and $.59, respectively, for the current quarter. This represents an increase of $.08 or 15.4% and $.07 or 13.5% on a basic and diluted per share basis, respectively. The operating results related to the previously disclosed acquisitions of Citizens Bank (Kentucky), Inc. ("Citizens Georgetown") acquired on July 1, 2004 and Financial National Electronic Transfer, Inc. ("FiNET") acquired on October 8, 2004 are included in the financial results presented for the current quarter. Net loans and deposits acquired from Citizens Georgetown on the date of purchase were $50.1 million and $62.4 million, respectively. Net assets acquired from FiNET on the date of purchase, primarily intangibles, were approximately $6.6 million.

The increase in net income for the current three months was driven by higher net interest income. Net interest income for the current period was $11.1 million, an increase of $757 thousand or 7.3% compared to $10.3 million for the same period a year earlier. The increase in net interest income is due mainly to higher interest income from loans of $2.0 million or 16.8%. This offset an increase in interest expense of $1.6 million or 36.7% that was driven primarily by an increase in interest expense on deposits of $1.3 million or 34.6%.

The provision for loan losses decreased $412 thousand in the quarterly comparison. The negative $47 thousand provision recorded in the current period is attributed to several factors, including a sharp decline of $3.9 million or 39.2% in nonperforming loans from year-end 2004 and the sale of the Company's credit card loan portfolio during the current quarter. Nonperforming loans include nonaccrual loans and loans past due 90 days or more in which interest is still accruing. Nonperforming loans and credit card loans typically have larger allowances due to their identified risk of loss characteristics.

Noninterest income increased $1.4 million or 35.2% in the quarterly comparison. The increase in noninterest income was led by a one-time gain of $700 thousand on the sale of the Company's $3.2 million credit card portfolio during the current quarter. Under the sale agreement, the Company will continue to offer its customers credit cards via an agency arrangement with the purchaser. All existing credit card accounts on the purchase date remained active. Other significant increases in noninterest income include allotment processing fees of $454 thousand or 228.1% attributed to the FiNET acquisition during late 2004, service charges and fees on deposits of $365 thousand or 19.3%, and gains on the sale of mortgage loans of $144 thousand. Significant declines in noninterest income include income from company-owned life insurance of $174 thousand or 43.0% due to lower crediting rates on the underlying investments and lower investment securities gains of $82 thousand.

Noninterest expenses increased $1.8 million or 18.9% for the current three months compared to the same period a year earlier. The increase in noninterest expenses occurred across a broad range of line items and is generally attributed to the Company's business expansion during the last half of 2004. The most significant increase was salaries and employee benefits, which grew $566 thousand or 10.5% as the number of full time equivalent employees rose to 516 from 455. Other notable increases include amortization of intangibles of $246 thousand and auditing expenses of $117 thousand. The effective income tax rate increased to 21.5% from 20.0% in the comparison while income tax expense rose $231 thousand or 26.3%.

The return on average assets ("ROA") was 1.14% for the first quarter of 2005, an increase of 4 basis points compared to 1.10% reported for the same period of 2004. The return on average equity ("ROE") was 12.51% for the first quarter of 2005, an increase of 142 basis points compared to 11.09% for the same period of 2004. The increase in ROE is primarily attributed to a 97 basis point increase in financial leverage to 10.96% from 10.12% combined with the increase in net income of $548 thousand. Financial leverage represents the degree in which borrowed funds, as opposed to equity, are used in the funding of assets.

NET INTEREST INCOME
-------------------

The trend of the general interest rate environment in the current three months compared to a year earlier has been upward primarily as a result of short-term interest rate increases by the Fed. The Fed has increased short-term interest rates by 175 basis points in seven equal increments of 25 basis points since June 30, 2004. The effects of these rate increases by the Fed has generally led to higher average rates earned and paid on interest earning assets and interest bearing liabilities with a faster increase in the average rates paid on interest bearing liabilities due to their repricing characteristics.

Net interest income is the most significant component of the Company's earnings. Net interest income is the excess of the interest income earned on earning assets over the interest paid for funds to support those assets. The two most common metrics used to analyze net interest income are net interest spread and net interest margin. Net interest spread represents the difference between the yields on earning assets and the rates paid on interest bearing liabilities. Net interest margin represents the percentage of net interest income to average earning assets. Net interest margin will exceed net interest spread because of the existence of noninterest bearing sources of funds, principally demand deposits and shareholders' equity, which are also available to fund earning assets. Changes in net interest income and margin result from the interaction between the volume and the composition of earning assets, their related yields, and the associated cost and composition of the interest bearing liabilities. Accordingly, portfolio size, composition, and the related yields earned and the average rates paid can have a significant impact on net interest spread and margin. The table on the following page represents the major components of interest earning assets and interest bearing liabilities on a tax equivalent basis. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pretax equivalents based on the marginal corporate Federal tax rate of 35%.

The Company's tax equivalent ("TE") yield on earning assets for the current three months was 5.6%, an increase of 18 basis points from 5.4% in the same period a year ago. The cost of funds for the current three months was 2.2%, an increase of 39 basis points compared to 1.8% in the same period a year earlier. A goal of the Company in the current interest rate environment is to increase earning assets and maintain the current relatively low interest rates paid on interest bearing liabilities. The Company strives to accomplish this goal while providing excellent service to its customers and maintaining its core deposit base. Maintaining the relatively low cost of funds is becoming increasingly difficult due to the recent rise in general interest rates and competitive market forces. Average earning assets were $1.3 billion for the current quarter, an increase of $143.7 million or 12.6% compared to $1.1 billion a year ago. As a percentage of total average assets, earning assets increased 57 basis points to 89.5% from 88.9%. This increase had a positive 4 basis point effect on ROA in the comparison.

Interest income results from interest earned on earning assets, which primarily include loans and investment securities. Interest income is affected by volume (average balance), composition of earning assets, and the related rates earned on those assets. Total interest income for the first quarter of 2005 was $17.1 million, an increase of $2.4 million or 16.1% from the same period in the previous year. The growth in interest income was mainly attributed to higher interest income on loans. Interest income on loans increased mainly as a result of higher average loan balances outstanding resulting from both the Citizens Georgetown acquisition and internally generated loan growth. The Company's tax equivalent yield on earning assets for the current period was 5.6%, an increase of 18 basis points compared to the same period a year ago.

Interest and fees on loans was $13.7 million, an increase of $2.0 million or 16.8% compared to a year earlier. Average loans increased $115.3 million or 15.1% to $879.5 million in the comparison due to higher loan demand in what remains a relatively low rate environment and, to a lesser extent, the loans acquired in the Citizens Georgetown acquisition. On July 1, 2004, the Company purchased approximately $50.1 million in loans related to the Citizens Georgetown acquisition. In addition, the related tax equivalent yield on loans increased 14 basis points to 6.4% from 6.2% in the quarterly comparison. Interest on taxable securities was $1.9 million, a decrease of $52 thousand or 2.6% due to a $20.1 million or 8.1% lower average balance outstanding. The decrease in the average balance outstanding offset a 21 basis point higher average rate earned on taxable securities of 3.4% from 3.2% a year earlier. Interest on nontaxable securities increased $35 thousand or 3.7% due to a $3.5 million or 3.8% increase in the average balance to $95.6 million from $92.1 million. Interest on short-term investments, including time deposits in other banks, federal funds sold, and securities purchased under agreements to resell, increased $412 thousand due to an increase in the average rate earned and average balances outstanding of 144 basis points and $45.0 million, respectively.

Interest expense results from incurring interest on interest bearing liabilities, which primarily include interest bearing deposits, federal funds purchased and securities sold under agreements to repurchase, and other borrowed funds. Interest expense is affected by volume, composition of interest bearing liabilities, and the related rates paid on those liabilities. Total interest expense was $6.0 million for first quarter of 2005, an increase of $1.6 million or 36.7% from the same period in prior year. Interest expense increased as a result of both higher average rates paid on interest bearing deposits along with higher average balances outstanding throughout the entire deposit portfolio. The Company's cost of funds was 2.2% for the first quarter of 2005, an increase of 39 basis points from 1.8% for the prior year. The increase in cost of funds was led by a 139 basis point increase in federal funds purchased and securities sold under agreements to repurchase, which generally reprice more quickly than other interest bearing sources of funds and correlates with the increase in general short-term market interest rates.

Interest expense on time deposits, the largest component of total interest expense, increased $882 thousand or 29.6% to $3.9 million. The increase was driven mainly by a $98.7 million or 23.2% higher average balance outstanding in the current period that was boosted by the promotion of the FlexSpender certificate of deposit product during the last half of 2004 and the effect of the $62.4 million additional deposits from the Citizens Georgetown acquisition. The average rate paid on time deposits edged up 17 basis points to 3.0% from 2.8% a year earlier. Interest expense on savings deposits and interest bearing demand deposits increased $136 thousand or 33.3% and $254 thousand or 90.1%, respectively. These increases were due almost entirely to an increase in the average rates paid on savings and interest bearing demand deposits of 27 basis points or 31.0% and 39 basis points or 81.3%, respectively. The increase in average rates paid follows the trend of increasing general short-term market interest rates between the comparable periods. The average outstanding balances of savings and interest bearing demand deposits grew $4.4 million or 2.3% and $14.3 million or 6.1%, respectively.

Interest expense on federal funds purchased and securities sold under agreements to repurchase increased $316 thousand or 145.0% due mainly to a 139 basis point increase in the average rate paid to 2.5% from 1.1% a year ago and is attributed to the increase in general short-term market interest rates experienced since the comparable period of last year. Interest expense on other borrowed funds consists primarily of Federal Home Loan Bank ("FHLB") borrowings. Interest expense on other borrowed funds was relatively unchanged at $526 thousand in the current quarter due to the long-term fixed rate characteristics of these borrowings.

The net interest margin (TE) decreased 17 basis points to 3.66% during the first quarter of 2005 compared to 3.83% in the first quarter of 2004. The decrease in net interest margin is primarily attributed to a 21 basis point decline in the spread between rates earned on earning assets and the rates paid on interest bearing liabilities to 3.36% in the current quarter from 3.57% in the first quarter of 2004. A four basis point improvement from the benefit of noninterest bearing sources of funds offset the 21 basis point decline in spread, resulting in the decreased net interest margin. The effect of noninterest bearing sources of funds on net interest margin typically increases in a rising rate environment.

The following tables present an analysis of net interest income for the quarterly periods ended March 31.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:  INTEREST RATES AND INTEREST DIFFERENTIAL
-----------------------------------------------------------------------------------------------------------------------------------
Three months ended March 31,                                   2005                                         2004

                                              Average                         Average         Average                    Average
(In thousands)                                Balance         Interest          Rate          Balance      Interest       Rate
-----------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Investment securities
  Taxable                                   $  227,878        $  1,912           3.40%     $  247,953     $  1,964          3.19%
  Nontaxable1                                   95,594           1,439           6.10          92,073        1,398          6.11
Time deposits with banks, federal
 funds sold and securities purchased
 under agreements to resell                     85,831             512           2.42          40,879          100           .98
Loans1,2,3                                     879,498          13,789           6.36         764,161       11,818          6.22
-----------------------------------------------------------------------------------------------------------------------------------
     Total earning assets                    1,288,801        $ 17,652           5.55%      1,145,066     $ 15,280          5.37%
-----------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses                      (12,827)                                       (11,404)
-----------------------------------------------------------------------------------------------------------------------------------
     Total earning assets, net of
     allowance for loan losses               1,275,974                                      1,133,662
-----------------------------------------------------------------------------------------------------------------------------------
NONEARNING ASSETS
Cash and due from banks                         76,915                                         93,893
Premises and equipment, net                     27,499                                         24,191
Other assets                                    60,041                                         36,363
-----------------------------------------------------------------------------------------------------------------------------------
     Total assets                           $1,440,429                                     $1,288,109
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST BEARING LIABILITIES
Deposits
  Interest bearing demand                     $249,345        $    536            .87%      $ 235,050     $    282           .48%
  Savings                                      193,866             545           1.14         189,426          409            .87
  Time                                         524,440           3,865           2.99         425,781        2,983           2.82
Federal funds purchased and
  securities sold under agreements
  to repurchase                                 86,235             534           2.51          78,427          218           1.12
Other borrowed funds                            56,845             526           3.75          55,050          502           3.67
-----------------------------------------------------------------------------------------------------------------------------------
     Total interest bearing liabilities      1,110,731        $  6,006           2.19%        983,734     $  4,394          1.80%
-----------------------------------------------------------------------------------------------------------------------------------
NONINTEREST BEARING LIABILITIES
Commonwealth of Kentucky deposits               34,651                                         36,384
Other demand deposits                          152,516                                        132,825
Other liabilities                               11,064                                          7,914
-----------------------------------------------------------------------------------------------------------------------------------
     Total liabilities                       1,308,962                                      1,160,857
-----------------------------------------------------------------------------------------------------------------------------------
     Shareholders' equity                      131,467                                        127,252
-----------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and
     shareholders' equity                   $1,440,429                                     $1,288,109
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                             11,646                                      10,886
TE basis adjustment                                               (544)                                       (541)
-----------------------------------------------------------------------------------------------------------------------------------
     Net interest income                                      $ 11,102                                    $ 10,345
-----------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                              3.36%                                     3.57%
Impact of noninterest bearing sources
  of funds                                                                        .30                                        .26
-----------------------------------------------------------------------------------------------------------------------------------
Net interest margin                                                              3.66%                                     3.83%
-----------------------------------------------------------------------------------------------------------------------------------

1Income and yield  stated at a fully tax  equivalent  basis  using the  marginal corporate Federal tax rate of 35%.
2Loan balances include principal balances on nonaccrual loans.
3Loan fees  included  in interest  income  amounted  to $553  thousand  and $619 thousand in 2005 and 2004, respectively.

ANALYSIS OF CHANGES IN NET INTEREST INCOME (TAX EQUIVALENT BASIS)
-------------------------------------------------------------------------------------------------------------------
(In thousands)                                                     Variance         Variance Attributed to
Three months ended March 31,                                      2005/20041         Volume          Rate
-------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Taxable investment securities                                      $   (52)          $ (603)       $   551
Nontaxable investment securities2                                       41               57            (16)
Time deposits with banks, federal funds sold and
   securities purchased under agreements to resell                     412              176            236
Loans2                                                               1,971            1,715            256
-------------------------------------------------------------------------------------------------------------------
     Total interest income                                           2,372            1,345          1,027
-------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest bearing demand deposits                                       254               18            236
Savings deposits                                                       136               10            126
Time deposits                                                          882              700            182
Federal funds purchased and securities sold under
   agreements to repurchase                                            316               23            293
Other borrowed funds                                                    24               14             10
-------------------------------------------------------------------------------------------------------------------
     Total interest expense                                          1,612              765             847
-------------------------------------------------------------------------------------------------------------------
Net interest income                                                $   760           $  580        $    180
-------------------------------------------------------------------------------------------------------------------

Percentage change                                                    100.0%            76.3%           23.7%
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

NONINTEREST INCOME
------------------

Noninterest income totaled $5.5 million for the first quarter of 2005, an increase of $1.4 million or 35.2% compared to $4.1 million for the same period in the prior year. Noninterest income represents 24.4% of total revenue for the current quarter, an increase of 270 basis points from 21.7% for the same period last year. The increase in noninterest income is due primarily to the previously discussed $700 thousand gain on the sale of the Company's $3.2 million credit card portfolio, increased allotment processing fees of $454 thousand or 228.1% attributed to the FiNET acquisition, higher service charges and fees on deposit accounts of $365 thousand or 19.3%, and an increase in net gains on the sale of mortgage loans of $144 thousand. The increased net gains on the sale of mortgage loans is attributed to higher mortgage loans originated for sale of $3.6 million or 98.1% in the comparison and is mainly attributed to the operations of Pro Mortgage Partners, a mortgage company the Company opened during 2004. The increase in service charges and fees on deposit accounts is due mainly to fees related to new deposit accounts resulting from the FiNET acquisition during the fourth quarter of 2004. Since this is a recent acquisition, the increase in service charges and fees related to these deposit accounts is expected to level off once there are comparable periods in the future.

Income from company-owned life insurance was $231 thousand in the current three months, a decrease of $174 thousand or 43.0%. The decline is attributed to lower crediting rates on the underlying investments. Until recently, the underlying investments related to the company-owned life insurance have been repricing downward in a lower interest rate environment. Investment securities gains were zero in the current period, which resulted in a decline of $82 thousand compared to the same period a year ago. The Company periodically sells investment securities primarily for asset and liability management purposes, which can result in variability when comparing to previous periods.

NONINTEREST EXPENSE
-------------------

Total noninterest expenses were $11.5 million for the three months ended March 31, 2005, an increase of $1.8 million or 18.9% compared to the same period in 2004. The increase in noninterest expenses are mainly a result of the Citizens Georgetown and FiNET acquisitions and the expansion of banking operations into the Lexington, Kentucky market, all of which occurred during the last six months of 2004. The largest increase in noninterest expenses was salaries and employee benefits, which increased $566 thousand or 10.5% as the number of full time equivalent employees rose 13.4% to 516 from 455 in the three-month comparison. A significant portion of the increase in full time equivalent employees is attributed to the Citizens Georgetown acquisition and additional employees at Pro Mortgage Partners. Salaries and related payroll taxes increased $758 thousand or 18.2% to $4.9 million due to increased personnel and normal salary increases. Noncash compensation expense related to the Company's nonqualified stock option plan declined $69 thousand or 100.0% due to the structure of the vesting schedule. All options for which the Company had previously recorded noncash compensation expense became fully vested during the fourth quarter of 2004. Therefore, there is no further noncash compensation expense recorded for these stock options. Employee benefit expenses decreased $123 thousand or 10.6% due to lower health care and pension costs.

Occupancy expense, net of rental income, increased $96 thousand or 14.5% and totaled $758 thousand at March 31, 2005. The increase was driven by the Company's business acquisitions and expansion during the final half of 2004.
Equipment expenses were $683 thousand, an increase of $119 thousand or 21.1% that was also driven by business expansion. Data processing and communications expense rose $116 thousand or 12.6% to $1.0 million from $918 thousand. The increase is attributed to increased data transfer capacity and larger processing volumes in the comparison periods. Other noninterest expenses increased $876 thousand or 54.2% to $2.5 million from $1.6 million. Included in this increase is $123 thousand of amortization expense of core deposit intangibles and $123 thousand of customer relationship intangibles related to acquisition activity in which there is no corresponding amount for the first quarter of 2004. Additionally, there was an increase in auditing expenses of approximately $117 thousand in the current quarter compared to the same period in 2004 attributed to Sarbanes-Oxley compliance along with increases in other general expenses relating to the Company's acquisitions and business expansion activity during 2004.

INCOME TAXES
------------

Income tax expense for the first quarter of 2005 was $1.1 million, an increase of $231 thousand or 26.3% compared to $877 thousand for the same period a year earlier. The effective tax rate increased 146 basis points to 21.5% from 20.0% in the comparison. The change in the effective tax rate is due to increased revenues from taxable sources and a decrease in revenue from nontaxable investment securities.

FINANCIAL CONDITION

Total assets were $1.4 billion on March 31, 2005, an increase of $21.1 million or 1.5% from the prior year-end. The growth in assets was the result of a $14.2 million or 17.9% increase in cash and cash equivalents, a $7.7 million or .9% increase in net loans, and a $10.2 million or 58.1% increase in other assets, partially offset by a decline in investment securities of $11.1 million or 3.0%. The $10.2 million higher other assets total is due to an increase in other real estate owned of $6.4 million and $3.8 million accrued receivable for the sale of the Company's credit card portfolio. The increase in total assets correlates to additional funding sources, primarily $7.0 million or .6% in additional deposits, $12.0 million or 20.2% increase in federal funds purchased and securities sold under agreements to repurchase, and $4.2 million or 7.6% increase in other borrowed funds. The increase in deposits is mainly due to higher noninterest bearing deposits of $9.9 million or 5.7% and is related to deposit activity of the Commonwealth of Kentucky. Total shareholders' equity decreased $426 thousand or .3% due mainly to a $2.5 million decline in comprehensive income related to unrealized losses (net of tax) of the Company's available for sale investment securities portfolio.

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

On an average basis, total assets were $1.4 billion for the first three months of 2005, an increase of $92.8 million or 6.9% from year-end 2004. Average earning assets, primarily loans and securities, were $1.3 billion at March 31, 2005, an increase of $88.1 million or 7.3% from year-end 2004. Average earning assets represent 89.5% of total average assets on March 31, 2005, an increase of 37 basis points compared to 89.1% at year-end 2004.


LOANS
-----

Loans, net of unearned income, totaled $884.0 million at March 31, 2005, an increase of $7.3 million or .8% from year-end 2004. The composition of the loan portfolio is summarized in the table below.

--------------------------------------------------------------------------------
                                         March 31, 2005        December 31, 2004
(Dollars in thousands)                   Amount      %         Amount       %
--------------------------------------------------------------------------------

Commercial, financial,
  and agriculture                       $136,829    15.5%     $134,016    15.3%
Real estate - construction                61,268     6.9        63,156     7.2
Real estate mortgage - residential       315,784    35.7       313,711    35.8
Real estate mortgage - farmland and
 other commercial enterprises            264,645    30.0       251,094    28.6
Installment                               65,620     7.4        75,271     8.6
Lease financing                           39,884     4.5        39,457     4.5
--------------------------------------------------------------------------------
     Total                              $884,030   100.0%     $876,705   100.0%
--------------------------------------------------------------------------------

On average, loans represented 68.2% of earning assets during the current period, unchanged from year-end 2004. As loan demand fluctuates, the available funds are reallocated between loans and lower earning temporary investments or investment securities, which typically involve a decrease in credit risk and lower yields.

ALLOWANCE FOR LOAN LOSSES
-------------------------

The allowance for loan losses was $12.4 million at March 31, 2005, a decrease of $391 thousand or 3.1% from the prior year-end. The allowance for loan losses was 1.40% of loans net of unearned income at March 31, 2005, a decrease of 6 basis points compared to 1.46% at December 31, 2004. A $47 thousand negative provision for loan losses in the current quarter resulted in a $412 thousand decreased in provision for loan losses compared to the same period in 2004. The negative provision for loan losses is attributed to a sharp decline of $3.9 million or 39.2% in nonperforming loans from year-end 2004 and the sale of the Company's $3.2 million credit card portfolio during the current quarter. These factors contributed to a lower allowance for loan loss at March 31, 2005. The Company had net charge-offs of $344 thousand in the first three months of 2005 compared to net charge-offs of $363 thousand in the same period of 2004, a decrease of $19 thousand or 5.2%. Annualized net charge-offs represent .16% and .19% of average net loans for three months ended March 31, 2005 and 2004 respectively, as compared to .32% at year-end 2004. The allowance for loan losses as a percentage of nonperforming loans totaled 203.9% and 127.8% at March 31, 2005 and December 31, 2004, respectively. The increase is primarily attributed to the $3.9 million decline in nonperforming loans. Management continues to emphasize collection efforts and evaluation of risks within the loan portfolio.

NONPERFORMING ASSETS
--------------------

Nonperforming assets for the Company include nonperforming loans, other real estate owned, and other foreclosed assets. Nonperforming loans consist of nonaccrual loans, restructured loans, and loans past due ninety days or more on which interest is still accruing. Nonperforming assets totaled $16.3 million at March 31, 2005, an increase of $2.4 million or 17.7% from the prior year-end. Nonperforming loans were $6.1 million at March 31, 2005, a $3.9 million or 39.2% decline compared to year-end 2004. The decline in nonperforming loans relates primarily to two extensions of credit secured by real estate. One involves a balance of approximately $1.3 million to a financially trouble builder secured by multifamily residential real estate, the other relates to approximately $1.4 million secured by commercial real estate. The underlying collateral securing the credit to the financially troubled builder was transferred to the Company through foreclosure during the current quarter. The $1.4 million commercial real estate credit was collected during the quarter. Nonperforming loans represent ..7% of loans net of unearned income at March 31, 2005, a decrease of 45 basis points from 1.1% compared to year-end 2004.

Other real estate owned was $10.1 million at March 31, 2005. This represents an increase of $6.4 million or 170.2% compared to $3.7 million at year-end 2004. The increase is attributed mainly to the transfer of $6.3 million of residential real estate to the Company through foreclosure related to the previously disclosed financially troubled builder.

TEMPORARY INVESTMENTS
---------------------

Temporary investments consist of interest bearing deposits in other banks and federal funds sold and securities purchased under agreements to resell. The Company uses these funds in the management of liquidity and interest rate sensitivity. At March 31, 2005, temporary investments were $15.7 million, a decrease of $21.1 million or 57.4% compared to $36.8 million at year-end 2004. Temporary investments averaged $85.8 million during the first three months of 2005, an increase of $45.3 million or 111.8%. The increase is primarily a result of the Company's net funding position, which includes an increase in average interest bearing deposits of $75.1 million or 8.4%. Temporary investments are reallocated as loan demand and other investment alternatives present the opportunity.

INVESTMENT SECURITIES
---------------------

The investment securities portfolio is comprised primarily of U.S. Government agency securities, mortgage-backed securities, and tax-exempt securities of states and political subdivisions. Total investment securities were $358.1 million on March 31, 2005, a decrease of $11.1 million or 3.0% from year-end 2004.

Investment securities averaged $323.5 million in total for the current three months, a decrease of $17.8 million or 5.2%. The decrease in average investment securities was driven by a $31.9 million net decline in mortgage-backed securities, which was partially offset by net additional purchases of U.S. Government agency securities averaging $14.9 million during the quarter. The Company had a net unrealized loss on available for sale investment securities of $2.7 million at March 31, 2005 compared to a net unrealized gain of $1.1 million at year-end 2004. The $3.8 million decrease in the current period is due primarily to the impact of changing economic conditions, including an increase in short-term market interest rates that have generally lowered the value of the investment portfolio at the end of the current period. As overall market interest rates have drifted higher in the current period, the portfolio has declined in value. Market values of fixed rate investments are inversely related to changes in market interest rates.

COMPANY-OWNED LIFE INSURANCE
----------------------------

Company-owned life insurance totaled $27.2 million at March 31, 2005, an increase of $231 thousand or 0.9% from $27.0 million at year-end 2004. Income from company-owned life was $231 thousand during the first three months of 2005, a decrease of $174 thousand or 43.0% compared to $405 thousand for the same period in 2004. The decline is due to lower crediting rates on the underlying investments. Until recently, the underlying investments related to the company-owned life insurance have been repricing downward in a lower interest rate environment.

DEPOSITS
--------

The Company's primary source of funding for its lending and investment activities results from its customer deposits, which consist of noninterest and interest bearing demand, savings, and time deposits. On March 31, 2005, deposits totaled $1.1 billion, an increase of $7.0 million or .6% from year-end 2004. The modest increase in deposits was due to a $9.9 million or 5.7% increase in noninterest bearing deposits partially offset by a $3.0 million or .3% decline in interest bearing deposits. The increase in noninterest bearing deposits is attributed to $11.7 million higher balance related to the Commonwealth of Kentucky. Excluding the Commonwealth of Kentucky deposits, noninterest bearing deposits decreased $1.8 million or 1.2% in the comparison. The net decrease in interest bearing deposits include higher time deposits of $12.2 million or 2.4%, offset by lower savings deposit balances of $13.1 million or 6.5% and lower interest bearing demand deposits of $2.0 million or .8%. Time deposits grew primarily as a result of a net additional $17.9 million of FlexSpender certificate of deposit accounts opened during the current quarter. The Company anticipates that the growth of FlexSpender accounts will diminish since marketing efforts to sell this product have now been scaled back. Average total deposits were $1.2 billion for the first three months of 2005, an increase of $82.3 million or 7.7% compared to year-end 2004. Net increases in average deposits were consistent throughout most of the deposit portfolio as follows: noninterest bearing demand of $7.2 million or 4.0%; interest bearing demand of $7.3 million or 3.0%; savings accounts of $2.8 million or 1.4%; and time deposits of $65.1 million or 14.2%.

BORROWED FUNDS
--------------

Borrowed funds totaled $130.9 million at March 31, 2005, an increase of $16.2 million or 14.1% from $114.7 million at year-end 2004. The increase was made up of a $16.7 million or 27.1% increase in short-term borrowings coupled with a decline of $477 thousand or .1% in long-term borrowings. Federal funds purchased and securities sold under agreements to repurchase and debt assumed in the acquisition of other real estate owned increased short-term borrowings by $12.0 million or 20.2% and $5.0 million, respectively. The increase in federal funds purchased and securities sold under agreements to repurchase is due primarily to increased correspondent banking activity. The $477 thousand decrease in long-term borrowings is attributed to repayments of borrowed funds from the FHLB. Total borrowed funds averaged $143.1 million, an increase of $5.2 million or 3.8% from $137.9 million at year-end 2004.

LIQUIDITY

The Parent Company's primary use of cash consists of dividend payments to its common shareholders, purchases of its common stock, corporate acquisitions, and other general operating purposes. Liquidity of the Parent Company depends primarily on the receipt of dividends from its subsidiary banks and cash balances maintained. As of March 31, 2005 combined retained earnings of the subsidiary banks were $51.9 million, of which $3.6 million was available for the payment of dividends to the Parent Company without obtaining prior approval from bank regulatory agencies. As a practical matter, payment of future dividends is also subject to the maintenance of other capital ratio requirements. Management expects that in the aggregate, its subsidiary banks will continue to have the ability to pay dividends in order to provide funds to the Parent Company during the remainder of 2005 sufficient to meet its liquidity needs. In addition, the Parent Company has a $10.0 million unsecured line of credit with an unrelated financial institution available for general corporate purposes. This line of credit has not been drawn upon and will mature on May 31, 2005. The Parent Company had cash balances of $7.8 million at March 31, 2005, a decrease of $3.0 million or 27.5% from $10.8 million at year-end 2004. The $3.0 million decrease in cash at the Parent Company is due primarily to $2.2 million in dividends paid to the Company's shareholders and for the payment of general operating expenses.

The Company's objective as it relates to liquidity is to ensure that the subsidiary banks have funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability. In order to maintain a proper level of liquidity, the subsidiary banks have several sources of funds available on a daily basis that can be used for liquidity purposes. Those sources of funds include the subsidiary banks' core deposits, consisting of both business and nonbusiness deposits; cash flow generated by repayment of principal and interest on loans and investment securities; FHLB borrowings; and federal funds purchased and securities sold under agreements to repurchase. While maturities and scheduled amortization of loans and investment securities are generally a predictable source of funds, deposit outflows and mortgage prepayments are influenced significantly by general interest rates, economic conditions, and competition in our local markets. As of March 31, 2005 the Company had approximately $189.9 million in additional borrowing capacity under various FHLB, federal funds, and other borrowing agreements. However, there is no guarantee that these sources of funds will continue to be available to the Company, or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in our liquidity from these sources.

For the longer term, the liquidity position is managed by balancing the maturity structure of the balance sheet. This process allows for an orderly flow of funds over an extended period of time. The Company's Asset and Liability Management Committee, both at the bank subsidiary level and on a consolidated basis, meets regularly and monitors the composition of the balance sheet to ensure comprehensive management of interest rate risk and liquidity.

Liquid assets consist of cash, cash equivalents, and securities available for sale. At March 31, 2005, such assets totaled $432.8 million, an increase of $4.2 million or 1.0% from year-end 2004. The increase in liquid assets is attributed to the overall funding position of the Company. Net cash used in operating activities was $6.6 million in the first three months of 2005 compared to net cash provided by operating activities of $5.2 million for the same period a year earlier. The net use of cash in the current three months is attributed to an increase in other assets attributed to $6.4 million higher balance of other real estate owned and $3.8 million accrued receivable for sale of the credit card portfolio. Net cash used in investing activities was $294 thousand in the current period compared to $14.6 million in the same period last year. The most significant item included in the $14.3 million lower cash flows used in investing activities is a $13.3 million decrease from loans originated for investment, net of principal collected. Net cash provided by financing activities was $21.1 million for the three months ended March 31, 2005 compared to $15.1 million net cash used in the same period a year earlier. This represents an increase in cash flows of $36.3 million in the comparison and is related mainly to $46.9 million attributed to increased deposit activity partially offset by $17.4 million related to lower federal funds purchased and securities sold under agreements to repurchase activity in the comparable periods.

Commitments  to  extend  credit  are  considered  in  addressing  the  Company's
liquidity  management.   The  Company  does  not  expect  these  commitments  to
significantly effect the liquidity position in future periods.

CAPITAL RESOURCES

Shareholders' equity was $131.0 million on March 31, 2005. This represents a decrease of $426 thousand or .3% from year-end 2004 due mainly to a decrease in other comprehensive income of $2.5 million. This was partially offset by a $1.8 million or 1.2% increase in retained earnings. Retained earnings increased as a result of $4.1 million in net income offset by $2.2 million, or $.33 per share, in dividends declared during the current quarter. The Company issued seven thousand and one thousand shares of common stock during the current quarter pursuant to its nonqualified stock option plan and employee stock purchase plan, respectively. The issuance of these shares increased shareholders' equity by $223 thousand. The Company purchased three hundred shares of its outstanding common stock at a total cost of $13 thousand during current quarter of 2005.

Accumulated other comprehensive income, consisting of net unrealized holding losses on available for sale securities (net of tax), was $1.8 million at March 31, 2005, a decrease of $2.5 million from year-end 2004. The decrease is due primarily to the impact of changing economic conditions, including an increase in short-term market interest rates that have generally lowered the value of the investment portfolio at the end of the current period. As overall market rates have drifted higher in the current period, the portfolio has declined in value. Market values of fixed rate investments are inversely related to changes in market interest rates.

Consistent with the objective of operating a sound financial organization, the Company's goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios as of March 31, 2005, the regulatory minimums, and the regulatory standard for a well-capitalized institution are as follows.

----------------------------------------------------------------------------
                        Farmers Capital      Regulatory          Well
                       Bank Corporation        Minimum        Capitalized
----------------------------------------------------------------------------
Tier 1 risk based            12.62%             4.00%             6.00%
Total risk based             13.87%             8.00%            10.00%
Leverage                      8.41%             4.00%             5.00%
----------------------------------------------------------------------------

As of March 31, 2005,  all of the Company's  subsidiary  banks were in excess of
the   well-capitalized   regulatory  ratio   requirements  as  calculated  under
guidelines established by federal banking agencies.

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

At March 31, 2005, the model indicated that if rates were to gradually increase by 150 basis points during the calendar year, then net interest income and net income would increase .83% and 1.75%, respectively for the year ending December 31, 2005. The model indicated that if rates were to gradually decrease by 150 basis points over the same period, then net interest income and net income would decrease 3.0% and 6.6%, respectively.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

As of March 31, 2005, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material effect upon the consolidated financial statements of the Company.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
--------------------------------------------------------------------

On January 27, 2003, the Company's Board of Directors authorized the purchase of up to 300,000 shares of the Company's outstanding common stock. No stated expiration date was established under this plan. There were no shares purchased during the current quarter.

ITEM 6.  EXHIBITS
-----------------

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


     31.2 CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (page 24)

     32   CEO  and  CFO   Certification   Pursuant   to   Section   906  of  the
          Sarbanes-Oxley Act of 2002 (Page 25)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:    May 9, 2005             /s/ G. Anthony Busseni
      --------------------       -----------------------------------------------
                                 G. Anthony Busseni,
                                 President and CEO (Principal Executive Officer)


Date:   5-9-05                   /s/ Doug Carpenter
      --------------------       -----------------------------------------------
                                 C. Douglas Carpenter,
                                 Vice President, Secretary, and CFO
                                 (Principal Financial and Accounting Officer)