Form 10-Q
period 2005-06-30
FARMERS CAPITAL BANK CORP
filed 2005-08-09
CIK 713095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005


                        Farmers Capital Bank Corporation
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Kentucky                    0-14412                   61-1017851
-----------------------------  -----------------------  ------------------------
(State or other jurisdiction        (Commission               (IRS Employer
      of incorporation)             File Number)            Identification No.)


P.O. Box 309 Frankfort, KY                                        40602
----------------------------------------------           -----------------------
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code - (502)-227-1668


                                 Not Applicable
   --------------------------------------------------------------------------
         (Former name or former address, if changed since last report.)



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

                    Common stock, par value $0.125 per share
                 6,786,078 shares outstanding at August 5, 2005


                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION.............................................................................................3

   Item 1. Financial Statements............................................................................................3
     Unaudited Consolidated Balance Sheets.................................................................................3
     Unaudited Consolidated Statements of Income...........................................................................4
     Unaudited Consolidated Statements of Comprehensive Income.............................................................5
     Unaudited Consolidated Statements of Cash Flows.......................................................................6
     Unaudited Consolidated Statements of Changes in Shareholders' Equity..................................................7
     Notes to Unaudited Consolidated Financial Statements..................................................................8
   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........................11
   Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................................................27
   Item 4.  Controls and Procedures.......................................................................................28

PART II - OTHER  INFORMATION..............................................................................................28

   Item 1.  Legal Proceedings.............................................................................................28
   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...................................................28
   Item 4.  Submission of Matters to a Vote of Security Holders...........................................................28
   Item 6.  Exhibits......................................................................................................29
   SIGNATURES.............................................................................................................30

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

UNAUDITED CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             June 30,       December 31,
(In thousands, except share data)                                                                2005               2004
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents:
   Cash and due from banks                                                                $    82,261        $    42,418
   Interest bearing deposits in other banks                                                     1,718              2,569
   Federal funds sold and securities purchased under agreements to resell                      28,133             34,273
------------------------------------------------------------------------------------------------------------------------------------
      Total cash and cash equivalents                                                         112,112             79,260
------------------------------------------------------------------------------------------------------------------------------------
Investment securities:
   Available for sale, amortized cost of $308,852 (2005) and $348,240 (2004)                  309,610            349,317
   Held to maturity, fair value of $18,307 (2005) and $20,555 (2004)                           17,843             19,803
------------------------------------------------------------------------------------------------------------------------------------
      Total investment securities                                                             327,453            369,120
------------------------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income                                                                 899,385            876,705
Allowance for loan losses                                                                     (11,775)           (12,804)
------------------------------------------------------------------------------------------------------------------------------------
       Loans, net                                                                             887,610            863,901
------------------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                    27,878             27,415
Company-owned life insurance                                                                   27,524             26,978
Goodwill                                                                                        8,927              8,722
Other intangibles, net                                                                          3,768              4,259
Other assets                                                                                   23,254             17,489
------------------------------------------------------------------------------------------------------------------------------------
      Total assets                                                                        $ 1,418,526        $ 1,397,144
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits:
   Noninterest bearing                                                                    $   196,871        $   173,522
   Interest bearing                                                                           954,722            965,505
------------------------------------------------------------------------------------------------------------------------------------
      Total deposits                                                                        1,151,593          1,139,027
------------------------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under agreements to repurchase                     67,091             59,758
Other short-term borrowings                                                                       393              1,791
Long-term debt                                                                                 52,245             53,158
Dividends payable                                                                               2,236              2,232
Other liabilities                                                                              10,495              9,728
------------------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                     1,284,053          1,265,694
------------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Common stock, par value $.125 per share
   9,608,000 shares authorized; 8,244,933 and 8,234,423
   shares issued at June 30, 2005 and December 31, 2004, respectively                           1,031              1,029
Capital surplus                                                                                21,024             20,744
Retained earnings                                                                             153,452            149,985
Treasury stock, at cost; 1,465,755 and 1,450,055 shares
   at June 30, 2005 and December 31, 2004, respectively                                       (41,527)           (41,008)
Accumulated other comprehensive income                                                            493                700
------------------------------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                                              134,473            131,450
------------------------------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity                                          $ 1,418,526        $ 1,397,144
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

 UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
------------------------------------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended                  Six Months Ended
                                                                                 June 30,                          June 30,
(In thousands, except per share data)                                    2005           2004               2005           2004
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                        $    14,289    $    11,802        $    27,992    $    23,531
Interest on investment securities:
   Taxable                                                              2,045          2,021              3,957          3,985
   Nontaxable                                                             963            985              1,944          1,931
Interest on deposits in other banks                                        22              8                 34             18
Interest of federal funds sold and securities purchased
    under agreements to resell                                            383             77                383            167
------------------------------------------------------------------------------------------------------------------------------------
      Total interest income                                            17,702         14,893             34,810         29,632
------------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits                                                    5,304          3,602             10,250          7,276
Interest on federal funds purchased and securities sold
    under agreements to repurchase                                        571            249              1,105            467
Interest on other borrowed funds                                          527            493              1,053            995
------------------------------------------------------------------------------------------------------------------------------------
      Total interest expense                                            6,402          4,344             12,408          8,738
------------------------------------------------------------------------------------------------------------------------------------
       Net interest income                                             11,300         10,549             22,402         20,894
------------------------------------------------------------------------------------------------------------------------------------
Provision for loan losses                                                 (17)           448                (64)           813
------------------------------------------------------------------------------------------------------------------------------------
       Net interest income after provision for loan losses             11,317         10,101             22,466         20,081
------------------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Service charges and fees on deposits                                    2,524          2,089              4,783          3,983
Allotment processing fees                                                 645            201              1,298            400
Other service charges, commissions, and fees                              596            689              1,235          1,374
Data processing income                                                    394            381                734            715
Trust income                                                              427            414                823            828
Investment securities (losses) gains, net                                  (3)           (17)                (3)            65
Gains on sale of mortgage loans, net                                      221             71                409            115
Income from company-owned life insurance                                  340            362                571            767
Other                                                                      16             46                834             76
------------------------------------------------------------------------------------------------------------------------------------
      Total noninterest income                                          5,160          4,236             10,684          8,323
------------------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits                                          6,154          5,383             12,114         10,777
Occupancy expenses, net                                                   731            634              1,489          1,296
Equipment expenses                                                        681            541              1,364          1,105
Data processing and communications expense                              1,099            973              2,133          1,891
Bank franchise tax                                                        362            337                723            678
Correspondent bank fees                                                   276            252                498            440
Other                                                                   2,046          1,509              4,537          3,124
------------------------------------------------------------------------------------------------------------------------------------
      Total noninterest expense                                        11,349          9,629             22,858         19,311
------------------------------------------------------------------------------------------------------------------------------------
       Income before income taxes                                       5,128          4,708             10,292          9,093
------------------------------------------------------------------------------------------------------------------------------------
Income tax expense                                                      1,240            967              2,348          1,844
------------------------------------------------------------------------------------------------------------------------------------
       Net income                                                 $     3,888    $     3,741        $     7,944    $     7,249
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE
   Basic                                                          $       .57    $       .56        $      1.17    $      1.08
   Diluted                                                                .57            .55               1.16           1.07
WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                                6,781          6,730              6,786          6,727
   Diluted                                                              6,818          6,778              6,829          6,780
------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.


UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
----------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended            Six Months Ended
                                                                              June 30,                     June 30,
 (In thousands)                                                        2005           2004           2005          2004
----------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                        $    3,888    $    3,741     $    7,944    $    7,249
Other comprehensive income:
   Unrealized holding gain (loss) on available for sale
   securities arising during the period, net of tax
   of $1,187, $2,633, $114, and $2,332, respectively                   2,205        (4,890)          (212)       (4,330)
Reclassification adjustment for prior period
   unrealized loss (gain) recognized during current period,
   net of tax of $22, $9, $3, and $27, respectively                       40           (16)             5           (51)
----------------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                             2,245        (4,906)          (207)       (4,381)
----------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                              $    6,133    $   (1,165)    $    7,737    $    2,868
----------------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.


UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------
Six months ended June 30, (In thousands)                                                              2005            2004
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                                $       7,944   $       7,249
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                                 2,138           1,437
       Net amortization of investment security premiums and (discounts):
          Available for sale                                                                           218             928
          Held to maturity                                                                             (20)            (22)
       Provision for loan losses                                                                       (64)            813
       Noncash compensation expense                                                                                    138
       Mortgage loans originated for sale                                                          (16,884)         (9,629)
       Proceeds from sale of mortgage loans                                                         16,264           8,696
       Deferred income tax benefit                                                                    (414)           (490)
       Gains on sale of mortgage loans, net                                                           (409)           (115)
       Gain on sale of credit card portfolio                                                          (700)
       Gains on sale of premises and equipment, net                                                    (11)             (2)
       Loss (gain) on sale of available for sale investment securities, net                              3             (65)
       (Increase) decrease in accrued interest receivable                                             (194)            141
       Income from company-owned life insurance                                                       (546)           (757)
       Increase in other assets                                                                     (4,958)         (1,860)
       Increase (decrease) in accrued interest payable                                                 253             (65)
       Increase in other liabilities                                                                   225           1,349
------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                                    2,845           7,746
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities and calls of investment securities:
      Available for sale                                                                           122,888         169,136
      Held to maturity                                                                               1,980           2,140
   Proceeds from sale of available for sale investment securities                                    3,038          35,039
   Purchase of available for sale investment securities                                            (86,759)       (205,585)
   Loans originated for investment, net of principal collected                                     (21,916)        (36,587)
   Purchase of premises and equipment                                                               (2,222)         (1,454)
   Proceeds from sale of equipment                                                                     123               3
------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) investing activities                                         17,132         (37,308)
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                                              12,566         (65,741)
   Net increase in securities sold under agreements to repurchase                                    7,333          44,450
   Proceeds from long-term debt                                                                                      1,800
   Repayments of long-term debt                                                                       (914)         (4,612)
   Net increase (decrease) in other short-term borrowings                                           (1,397)          1,244
   Dividends paid                                                                                   (4,473)         (4,435)
   Purchase of common stock                                                                           (519)            (73)
   Shares issued under Employee Stock Purchase Plan                                                     99
   Stock options exercised                                                                             180             417
------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) financing activities                                         12,875         (26,950)
------------------------------------------------------------------------------------------------------------------------------
        Net increase (decrease) in cash and cash equivalents                                        32,852         (56,512)
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                                                      79,260         127,216
------------------------------------------------------------------------------------------------------------------------------
        Cash and cash equivalents at end of period                                          $      112,112   $      70,704
------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
   Interest                                                                                 $       12,155   $       8,803
   Income taxes                                                                                      1,000           1,450
Transfers from loans to repossessed assets                                                           2,341           2,954
Cash dividend declared and unpaid                                                                    2,236           2,221
------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                                                                   Accumulated
                                                                                                           Other           Total
Six months ended                      Common Stock         Capital    Retained     Treasury Stock      Comprehensive   Shareholders'
June 30, 2005 and 2004               Shares     Amount     Surplus    Earnings    Shares      Amount      Income          Equity
------------------------------------------------------------------------------------------------------------------------------------
  Balance at January 1, 2005         8,234    $ 1,029    $ 20,744    $ 149,985     1,450   $ (41,008)   $    700        $ 131,450
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                               7,944                                              7,944
Other comprehensive income                                                                                  (207)            (207)
Cash dividends declared,
  $.66 per share                                                        (4,477)                                            (4,477)
Purchase of common stock                                                              16        (519)                        (519)
Stock options exercised,
  including related tax benefits         7          1         182                                                             183
Shares issued pursuant
  to Employee Stock Purchase plan        4          1          98                                                              99
------------------------------------------------------------------------------------------------------------------------------------
  Balance at June 30, 2005           8,245    $ 1,031    $ 21,024    $ 153,452     1,466   $ (41,527)    $    493        $ 134,473
------------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
  Balance at January 1, 2004         8,161    $ 1,020    $ 18,670    $ 145,489     1,445   $ (40,830)   $    2,122       $ 126,471
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                               7,249                                               7,249
Other comprehensive income                                                                                  (4,381)         (4,381)
Cash dividends declared,
  $.66 per share                                                        (4,441)                                             (4,441)
Purchase of common stock                                                               2         (73)                          (73)
Stock options exercised,
  including related tax benefits        17          2         418                                                              420
Noncash compensation expense
  attributed to stock option grants                           138                                                              138
------------------------------------------------------------------------------------------------------------------------------------
  Balance at June 30, 2004           8,178    $ 1,022    $ 19,226    $ 148,297     1,447   $ (40,903)    $  (2,259)      $ 125,383
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

3.       NET INCOME PER COMMON SHARE

Basic net income per common share is determined by dividing net income by the weighted average total number of shares of common stock outstanding. Diluted net income per common share is determined by dividing net income by the total weighted average number of shares of common stock outstanding, plus the total weighted average number of shares that would be issued upon exercise of dilutive stock options assuming proceeds are used to repurchase shares pursuant to the treasury stock method. Net income per common share computations were as follows at June 30, 2005 and 2004.


--------------------------------------------------------------------------------------------
                                         Three Months Ended         Six Months Ended
                                              June 30,                  June 30,
(In thousands, except per share data)       2005         2004         2005         2004
--------------------------------------------------------------------------------------------

Net income, basic and diluted         $    3,888   $    3,741   $    7,944   $    7,249
--------------------------------------------------------------------------------------------

Average shares outstanding                 6,781        6,730        6,786        6,727
Effect of dilutive stock options              37           48           43           53
--------------------------------------------------------------------------------------------
Average diluted shares outstanding         6,818        6,778        6,829        6,780
--------------------------------------------------------------------------------------------


Net income per share, basic           $      .57   $      .56   $     1.17   $     1.08
Net income per share, diluted                .57          .55         1.16         1.07
--------------------------------------------------------------------------------------------

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

The Company granted 40,049 and 54,000 additional options under the Plan during 2004 and 2000 in which there is no compensation expense being recognized pursuant to APB No. 25. In addition, the Company issued shares pursuant to its Employee Stock Purchase Plan ("ESPP") during each of the quarters beginning with the quarter ended September 30, 2004 and recorded no related compensation expense. Had compensation expense been determined under the fair value method described in the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the Company's net income and income per common share would have been as shown in the following table.


------------------------------------------------------------------------------------------------------------------------
                                                               Three Months Ended          Six Months Ended
                                                                    June 30,                   June 30,
(In thousands, except per share data)                             2005         2004          2005          2004
------------------------------------------------------------------------------------------------------------------------
NET INCOME
  As reported                                                $    3,888  $    3,741    $    7,944    $    7,249
  Add:  Stock-based employee compensation expense
        included in reported net income, net of related
        tax effects                                                              45                          90
  Less: Stock-based compensation expense determined
        under fair value based method for all awards, net          (18)         (58)          (80)         (117)
        of related tax effects
------------------------------------------------------------------------------------------------------------------------
Proforma                                                     $    3,870  $    3,728    $    7,864    $    7,222
------------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE
  Basic, as reported                                         $     .57   $      .56    $     1.17    $     1.08
  Basic, proforma                                                  .57          .55          1.16          1.07

  Diluted, as reported                                             .57          .55          1.16          1.07
  Diluted, proforma                                                .57          .55          1.15          1.07
------------------------------------------------------------------------------------------------------------------------


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

The purpose of the accelerated vesting is to allow the Company to reduce anticipated future compensation expense attributed to its stock option grants pursuant to recently issued SFAS No. 123 (revised), "Share-Based Payment". Under SFAS No. 123 (revised), the Company will be required to recognize compensation expense in its income statement beginning January 1, 2006 (in compliance with SEC Release No. 33-8568) for awards granted or modified on or after that date, as well as recognizing compensation expense for the portion of existing options that vest January 1, 2006 or later. Since the options granted during 2004 had an exercise price in excess of the market price on the date of modification and there is no future vesting requirement, there will be no compensation expense recorded for these options in the current or future periods. This represents a reduction in estimated future compensation expense of approximately $31,000 and $26,000 for the twelve months ended December 31, 2006 and 2007, respectively. The Company anticipates that it will record compensation expense pursuant to SFAS No. 123 (revised) for unvested options from its 2000 grant and shares issued under its ESPP.

5.       EMPLOYEE STOCK PURCHASE PLAN

The Company's 2004 ESPP was approved by its shareholders at the Company's 2004 annual meeting. The purpose of the ESPP is to provide a means by which eligible employees may purchase, at a discount, shares of common stock of the Company through payroll withholding. The purchase price of the shares is equal to 85% of their fair market value on specified dates as defined in the plan. The ESPP was effective July 1, 2004. There were 1,820 shares and 3,420 shares issued under the plan during the current three and six-month periods ended June 30, 2005.
Compensation cost related to the ESPP included in the proforma net income disclosure in the table in Note 4 above was $7,000 and $14,000 for the three and six-month periods ended June 30, 2005, respectively.

6.       SUBSEQUENT EVENT - CITIZENS BANCORP, INC.

On July 1, 2005 the Company announced the signing of an agreement and plan of merger with Citizens Bancorp, Inc. ("Citizens") whereby Citizens would be acquired in a cash and stock transaction valued at $38.0 million. Approximately 55% of the purchase price will be paid in cash and the remaining amount will be in the form of newly issued shares of the Company's common stock. In July 2005 the Company issued $25.0 million of Trust Preferred Securities in connection with this plan of merger.

Citizens is a bank holding company headquartered in Newport, Kentucky and the parent corporation of Citizens Bank of Northern Kentucky, Inc. ("Citizens
Bank"). Pending the required approvals from the appropriate regulatory authorities and subject to the satisfaction of the conditions set forth in the definitive agreement, this transaction is expected to close during the fourth quarter of 2005. Citizens Bank operates six offices located in Campbell and Kenton Counties in Kentucky. As of June 30, 2005, Citizens Bank had total assets of $186 million, total loans (net of unearned income) of $150 million, total deposits of $163 million, and shareholders' equity of $16.3 million.

7.       SUBSEQUENT EVENT - TRUST PREFERRED SECURITIES AND SUBORDINATED NOTES

In July 2005, the Company completed two private offerings of trust preferred securities through two separate Delaware statutory trusts sponsored by the Company. Farmers Capital Bank Trust I ("Trust I") sold $10.0 million of preferred securities and Farmers Capital Bank Trust II ("Trust II") sold $15.0 million of preferred securities (Trust I and Trust II are hereafter collectively referred to as the "Trusts"). The proceeds from the offering will be used in funding the acquisition of Citizens. The Company owns all of the common securities of each of the Trusts.

The Trusts used the proceeds from the sale of preferred securities to purchase the Company's junior subordinated notes in amounts and bearing terms that parallel the amounts and terms of the respective preferred securities. The subordinated notes mature in 2035 and bear a floating interest rate (current three-month LIBOR plus 150 basis points in the case of the notes held by Trust I and current three-month LIBOR plus 165 basis points in the case of the notes held by Trust II). Interest on the notes is payable quarterly beginning September 30, 2005.

The subordinated notes are redeemable in whole or in part, without penalty, at the Company's option on or after September 30, 2010 and mature on September 30, 2035. The notes are junior in right of payment of all present and future senior indebtedness.

Under FASB Interpretation No. 46 (revised), "CONSOLIDATION OF VARIABLE INTEREST ENTITIES", the Company does not consolidate the Trusts into its financial statements. Accordingly, the Company does not report the securities issued by the Trusts as liabilities, but instead reports as liabilities the subordinated notes issued by the Company and held by the Trusts. The Company accounts for its investment in each of the Trusts as assets. The Company records interest expense on the corresponding notes issued to the Trusts on its statement of income.

In March 2005, the Federal Reserve Board adopted final rules that continue to allow the inclusion of trust preferred securities in Tier 1 capital for regulatory capital adequacy purposes in an amount not to exceed 25% of Tier 1 capital, net of goodwill and any related deferred tax liabilities. The amount of trust preferred securities and certain other elements in excess of the limit may be included in Tier 2 capital, subject to restrictions.

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

RESULTS OF OPERATIONS

                   SECOND QUARTER 2005 VS. SECOND QUARTER 2004
                   -------------------------------------------

The Company reported net income of $3.9 million, an increase of $147 thousand or 3.9% compared to $3.7 million for the same period in 2004. Basic and diluted net income per share were $.57 for the current three months, an increase of $.01 or 1.8% and $.02 or 3.6%, respectively compared to $.56 and $.55 in the same period a year ago. The operating results related to Citizens Bank (Kentucky), Inc. ("Citizens Georgetown") acquired on July 1, 2004 and Financial National Electronic Transfer, Inc. ("FiNET") acquired on October 8, 2004 are included in the financial results presented for the current quarter. Since these acquisitions occurred in the last half of 2004, there are no comparable results for the prior year period. Net loans and deposits acquired from Citizens Georgetown on the date of purchase were $50.1 million and $62.4 million, respectively. Net assets acquired from FiNET on the date of purchase, primarily intangibles, were approximately $6.6 million.

The increase in net income for the three months ended June 30, 2005 is primarily attributed to an increase in net interest income and a lower provision for loan losses offset by a higher effective federal income tax rate. Net interest income for the current quarter was $11.3 million, an increase of $751 thousand or 7.1% compared to $10.5 during the same period a year earlier. The increase in net interest income in the quarterly comparison can be attributed to higher interest income, primarily on loans, which offset the growth in interest expense.

The provision for loans losses decreased $465 thousand or 103.8% in the three-month comparison. The negative provision for loan losses of $17 thousand for the current three months is attributed to a $454 thousand and $4.4 million reduction in nonperforming loans in the current three and six-month periods ended June 30, 2005 and the sale of the Company's credit card portfolio during the first six months of 2005. Nonperforming loans include nonaccrual loans, restructured loans, and loans past due 90 days or more in which interest is still accruing. Nonperforming loans and credit card loans typically have larger allowances due to their identified risk of loss characteristics.

Noninterest income increased $924 thousand or 21.8% in the quarterly comparison. The increase in noninterest income was led by an increase in allotment processing fees of $444 thousand or 220.9% and is attributed to the FiNET acquisition late during 2004. Other significant increases in noninterest income include service charges and fees on deposits of $435 thousand or 20.8% and gains on the sale of mortgage loans of $150 thousand or 211.3%. Notable declines in noninterest income include income from bank owned life insurance of $22 thousand or 6.1% due to lower crediting rates on the underlying investments and lower service charges, commissions, and fees of $93 thousand or 13.5%. Up until recently, the underlying investments related to the bank owned life insurance have been repricing in a lower interest rate environment.

Noninterest expenses increased $1.7 million or 17.9% in the current three months compared to the same period a year ago. These increases offset the $924 thousand higher amount of reported noninterest income. The increase in noninterest expenses occurred across a broad range of line items and is generally attributed to the Company's business expansion during the last half of 2004. The most significant increase was salaries and employee benefits, which grew $771 thousand or 14.3% in the comparison as the average number of full time equivalent employees rose to 519 from 468. Other notable increases include amortization of intangibles of $246 thousand and auditing expenses of $69 thousand compared to the same period a year earlier. The effective income tax rate increased to 24.2% from 20.5%, resulting in an increase in income tax expense of $273 thousand or 28.2%.

The return on average assets ("ROA") was 1.09% for the current quarter, a decrease of 6 basis points compared to 1.15% reported for the same period in 2004. The decrease in ROA was driven by a 21 basis point increase in noninterest expenses as a percentage of average total assets and a 10 basis point decline in net interest margin to 3.73% from 3.83%. These amounts were partially offset by a lower provision for loan losses amounting to 14 basis points and higher noninterest income totaling 15 basis points. Other negative effects on ROA include higher income tax expense of 3 basis points and the effect of a lower earning asset ratio contributing 1 basis point. Return on average equity ("ROE") was 11.80% for the second quarter of 2005 compared to 11.93% in the same period of 2004. This represents a decrease of 13 basis points and is attributed to a higher average equity balance, which grew at a faster pace than reported net income.

NET INTEREST INCOME
-------------------

The trend of the general interest rate environment in the current three months ended June 30, 2005 compared to the same period a year earlier has been upward primarily as a result of short-term interest rate increases by the Board of
Governors of the Federal Reserve System (the "Fed"). The Fed has increased short-term interest rates by 225 basis points in nine equal increments of 25 basis points since June 30, 2004. The effects of these rate increases by the Fed has generally led to higher average rates earned and paid on interest earning assets and interest bearing liabilities with a faster increase in the average rates paid on interest bearing liabilities due to their repricing characteristics.

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

The Company's tax equivalent ("TE") yield on earning assets for the current three months was 5.8%, an increase of 42 basis points from 5.3% in the same period a year ago. The cost of funds for the current three months was 2.3%, an increase of 59 basis points compared to 1.8% in the same period a year earlier. A goal of the Company in the current interest rate environment is to increase earning assets while maintaining the current relatively low interest rates paid on interest bearing liabilities. The Company strives to accomplish this goal while providing excellent service to its customers and maintaining its core deposit base. Maintaining the relatively low cost of funds is becoming increasingly difficult due to the recent rise in general interest rates and competitive market forces. Average earning assets increased $105 million or 9.0% to $1.3 billion in the quarterly comparison, helped in part to the acquisition of Citizens Georgetown during the last half of 2004. As a percentage of total average assets, earning assets decreased 59 basis points to 88.47% from 89.06%. This decrease had the effect of reducing ROA by one basis point in the quarterly comparison.

Interest income results from interest earned on earning assets, which primarily include loans and investment securities. Interest income is affected by volume (average balance), composition of earning assets, and the related rates earned on those assets. Total interest income for the second quarter of 2005 was $17.7 million, an increase of $2.8 million or 18.9% from the same period in the previous year. The growth in interest income was mainly attributed to higher interest income on loans. Interest income on loans increased mainly as a result of higher average loan balances outstanding resulting from both the Citizens Georgetown acquisition and internally generated loan growth. The Company's tax equivalent yield on earning assets for the current period was 5.8%, an increase of 42 basis points compared to the same period a year ago.

Interest and fees on loans was $14.3 million, an increase of $2.5 million mainly due to higher average loan balances outstanding along with an increase in the average rate earned. Average loans increased $105 million or 13.4% to $888 million in the comparison due to higher loan demand in what remains a relatively low interest rate environment and, to a lesser extent, the loans acquired in the Citizens Georgetown acquisition. On July 1, 2004, the Company purchased approximately $50.1 million in loans related to the Citizens Georgetown acquisition. The tax equivalent yield on loans increased 39 basis points to 6.5% from 6.1% in the quarterly comparison. Interest on taxable securities was $2.0 million, relatively unchanged in the comparison as a $16.4 million decrease in the average balance outstanding was offset by a 26 basis point increase in the average rate earned. Interest on nontaxable securities was also relatively unchanged at $963 thousand. A $1.6 million decline in the average balance outstanding coupled with a 10 basis point decrease in the average rate earned resulted in a decrease in interest income on nontaxable securities of $22 thousand or 2.2% in the comparison. Interest on short-term investments, including time deposits in other banks, federal funds sold, and securities purchased under agreements to resell, increased $320 thousand due to a 211 basis point increase in the average rate earned to 3.1% from 1.0% and, to a lesser extent, an increase in the average balance outstanding of $17.9 million or 51.7% to $52.5 million from $34.6 million. The higher average rate earned on short-term investments is closely related to the increases in general market interest rates resulting from the Fed's increase of short-term interest rates over the last year.

Interest expense results from incurring interest on interest bearing liabilities, which include interest bearing deposits, federal funds purchased and securities sold under agreements to repurchase, and other borrowed funds. Interest expense is affected by volume, composition of interest bearing liabilities, and the related rates paid on those liabilities. Total interest expense was $6.4 million for second quarter of 2005, an increase of $2.1 million or 47.4% from the same period in prior year. Interest expense increased primarily as a result of higher average rates paid on interest bearing deposits, with an increase in average balances outstanding of certain deposit categories contributing to a smaller degree. The Company's cost of funds was 2.3% for the second quarter of 2005, an increase of 59 basis points from 1.8% for the prior year. The increase in cost of funds was led by a 180 basis point increase in federal funds purchased and securities sold under agreements to repurchase, which generally reprice more quickly than other interest bearing sources of funds and correlates with the increase in general short-term market interest rates.

Interest expense on time deposits, the largest component of total interest expense, increased $1.2 million or 42.1% to $4.1 million. The increase was driven mainly by a $97.6 million or 22.7% higher average balance outstanding in the current period that was boosted by the promotion of the FlexSpender certificate of deposit product during the last half of 2004 and the effect of the $62.4 million additional deposits from the Citizens Georgetown acquisition. In addition, the average rate paid on time deposits rose by 42 basis points to 3.1% from 2.7% a year earlier. Interest expense on savings deposits and interest bearing demand deposits increased $187 thousand or 45.1% and $295 thousand or 101.4%, respectively. These increases were due almost entirely to an increase in the average rates paid on savings and interest bearing demand deposits of 37 basis points or 42.5% and 46 basis points or 93.9%, respectively. The increase in average rates paid follows the trend of increasing general short-term market interest rates between the comparable periods. The average outstanding balances of savings and interest bearing demand deposits grew $2.0 million or 1.0% and $9.5 million or 4.0%, respectively.

The net interest margin (TE) decreased 10 basis points to 3.73% during the second quarter of 2005 compared to 3.83% in the second quarter of 2004. The decrease in net interest margin is primarily attributed to a 17 basis point decrease in the spread between rates earned on earning assets and the rates paid on interest bearing liabilities to 3.41% in the current quarter from 3.58% in the second quarter of 2004. The effect of noninterest bearing sources of funds offset the 17 basis point lower spread by 7 basis points, resulting in the decrease in net interest margin. The effect of noninterest bearing sources of funds on net interest margin typically increases in a rising rate environment.

The following tables present an analysis of net interest income for the quarterly periods ended June 30.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:  INTEREST RATES AND INTEREST DIFFERENTIAL
-------------------------------------------------------------------------------------------------------------------------------
Quarter Ended June 30,                                          2005                                     2004
-------------------------------------------------------------------------------------------------------------------------------
                                                  Average                     Average        Average                 Average
(In thousands)                                    Balance        Interest        Rate        Balance     Interest       Rate
-------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Investment securities
  Taxable                                    $   236,035       $   2,045        3.48%   $   252,474    $   2,021       3.22%
  Nontaxable(1)                                   94,571           1,412        5.99         96,168        1,456       6.09
Time deposits with banks, federal
   funds sold and securities purchased
   under agreements to resell                     52,475             405        3.10         34,595           85        .99
Loans(1,2,3)                                     888,004          14,374        6.49        783,088       11,885       6.10
-------------------------------------------------------------------------------------------------------------------------------
   Total earning assets                        1,271,085       $  18,236        5.75%     1,166,325    $  15,447       5.33%
-------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses                        (12,402)                                   (11,383)
-------------------------------------------------------------------------------------------------------------------------------
   Total earning assets, net of
   allowance for loan losses                   1,258,683                                  1,154,942
-------------------------------------------------------------------------------------------------------------------------------
NONEARNING ASSETS
Cash and due from banks                           87,651                                     91,741
Premises and equipment, net                       27,452                                     24,242
Other assets                                      62,998                                     38,611
-------------------------------------------------------------------------------------------------------------------------------
   Total assets                              $ 1,436,784                                $ 1,309,536
-------------------------------------------------------------------------------------------------------------------------------
INTEREST BEARING LIABILITIES
Deposits
  Interest bearing demand                    $   246,320       $     586         .95%   $   236,795    $     291        .49%
  Savings                                        194,135             602        1.24        192,147          415        .87
  Time                                           528,062           4,116        3.13        430,452        2,896       2.71
Federal funds purchased and
   securities sold under agreements
   to repurchase                                  76,962             571        2.98         84,941          249       1.18
Other borrowed funds                              53,336             527        3.96         54,309          493       3.65
-------------------------------------------------------------------------------------------------------------------------------
   Total interest bearing liabilities          1,098,815       $   6,402        2.34%       998,644    $   4,344       1.75%
-------------------------------------------------------------------------------------------------------------------------------
NONINTEREST BEARING LIABILITIES
Commonwealth of Kentucky deposits                 46,502                                     41,075
Other demand deposits                            148,699                                    134,952
Other liabilities                                 10,643                                      8,734
-------------------------------------------------------------------------------------------------------------------------------
   Total liabilities                           1,304,659                                  1,183,405
-------------------------------------------------------------------------------------------------------------------------------
   Shareholders' equity                          132,125                                    126,131
-------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders'
   equity                                    $ 1,436,784                                $ 1,309,536
-------------------------------------------------------------------------------------------------------------------------------
Net interest income                                               11,834                                  11,103
TE basis adjustment                                                 (534)                                   (554)
-------------------------------------------------------------------------------------------------------------------------------
   Net interest income                                         $  11,300                               $  10,549
-------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                             3.41%                                  3.58%
Impact of noninterest bearing sources
   of funds                                                                      .32                                    .25
-------------------------------------------------------------------------------------------------------------------------------
Net interest margin                                                             3.73%                                  3.83%
-------------------------------------------------------------------------------------------------------------------------------

(1)Income  and yield stated at a fully tax  equivalent  basis using the marginal corporate Federal tax rate of 35%.
(2)Loan balances include principal balances on nonaccrual loans.
(3)Loan  fees  included in interest  income  amounted to $621  thousand and $625 thousand in 2005 and 2004, respectively.




ANALYSIS OF CHANGES IN NET INTEREST INCOME (TAX EQUIVALENT BASIS)
-----------------------------------------------------------------------------------------------------------------
(In thousands)                                                         Variance         Variance Attributed to
Quarter Ended June 30,                                             2005/2004(1)          Volume           Rate
-----------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Taxable investment securities                                       $       24     $      (575)  $        599
Nontaxable investment securities(2)                                        (44)            (22)           (22)
Time deposits with banks, federal funds sold and
   securities purchased under agreements to resell                         320              62            258
Loans(2)                                                                 2,489           1,685            804
-----------------------------------------------------------------------------------------------------------------
    Total interest income                                                2,789           1,150          1,639
-----------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest bearing demand deposits                                           295              12            283
Savings deposits                                                           187               4            183
Time deposits                                                            1,220             725            495
Federal funds purchased and securities sold under
   agreements to repurchase                                                322            (158)           480
Other borrowed funds                                                        34             (53)            87
-----------------------------------------------------------------------------------------------------------------
    Total interest expense                                               2,058             530          1,528
-----------------------------------------------------------------------------------------------------------------
Net interest income                                                 $      731     $       620   $        111
-----------------------------------------------------------------------------------------------------------------
Percentage change                                                        100.0%           84.8%          15.2%
-----------------------------------------------------------------------------------------------------------------

(1)The  changes  that are not solely due to rate or volume  are  allocated  on a percentage  basis using the  absolute values of rate and volume  variances as a basis for allocation.
(2)Income  stated at fully tax  equivalent  basis using the  marginal  corporate Federal tax rate of 35%.

NONINTEREST INCOME

Noninterest income totaled $5.2 million for the second quarter of 2005, an increase of $924 thousand or 21.8% compared to $4.2 million for the same period in the prior year. Noninterest income represents 22.6% of total revenue for the current quarter, an increase of 43 basis points from 22.1% for the same period last year. The increase in noninterest income is due primarily to an increase in allotment processing fees of $444 thousand attributed to the FiNET acquisition during the fourth quarter of 2004, higher service charges and fees on deposit accounts of $435 thousand or 20.8%, and an increase in net gains on the sale of mortgage loans of $150 thousand. The increased net gains on the sale of mortgage loans is attributed to higher mortgage loans originated for sale of $3.6 million or 61.1% in the comparison and is mainly attributed to the operations of Pro Mortgage Partners, a mortgage company the Company opened during 2004. The increase in service charges and fees on deposit accounts is due mainly to fees related to new deposit accounts resulting from the FiNET acquisition. Since this is a recent acquisition, the increase in service charges and fees related to these deposit accounts is expected to level off once there are comparable periods in the future.

Other service charges, commissions, and fees declined $93 thousand or 13.5% to $596 thousand from $689 thousand in the quarterly comparison, with no significant decline in any single category. Income from company-owned life insurance was $340 thousand, a decrease of $22 thousand or 6.1% from $362 thousand in the second quarter of 2004. The decline is attributed to lower crediting rates on the underlying investments. Until recently, the underlying investments related to the company-owned life insurance have been repricing downward in a lower interest rate environment.

NONINTEREST EXPENSE

Total noninterest expenses were $11.3 million for the three months ended June 30, 2005, an increase of $1.7 million or 17.9% compared to the same period in 2004. The increase in noninterest expenses are mainly a result of the Citizens Georgetown and FiNET acquisitions and the expansion of banking operations into the Lexington, Kentucky market, all of which occurred during the last six months of 2004. The largest increase in noninterest expenses was salaries and employee benefits, which increased $771 thousand or 14.3% as the average number of full time equivalent employees rose 10.9% to 519 from 468 in the three-month comparison. A significant portion of the increase in full time equivalent employees is attributed to the Citizens Georgetown and FiNET acquisitions and additional employees at Pro Mortgage Partners. Salaries and related payroll taxes increased $585 thousand or 13.6% to $4.9 million due to increased personnel and normal salary increases. Noncash compensation expense related to the Company's nonqualified stock option plan declined $68 thousand or 100.0% due to the structure of the vesting schedule. All options for which the Company had previously recorded noncash compensation expense became fully vested during the fourth quarter of 2004. Therefore, there is no further noncash compensation expense recorded for these stock options. Employee benefit expenses increased $255 thousand or 25.0% due mainly to unusually low health care costs in the prior year.

Occupancy expense, net of rental income, increased $97 thousand or 15.3% and totaled $731 thousand at June 30, 2005. The increase was driven by the Company's business acquisitions and expansion during the final half of 2004. Equipment expenses were $681 thousand, an increase of $140 thousand or 25.9% that was also driven by business expansion. Data processing and communications expense rose $126 thousand or 12.9% to $1.1 million from $973 thousand. The increase is attributed to larger processing volumes in the comparison periods. Other noninterest expenses increased $537 thousand or 35.6% to $2.0 million from $1.5 million. Included in this increase is $123 thousand of amortization expense of core deposit intangibles and $123 thousand of customer relationship intangibles related to the Company's acquisition activity in which there is no corresponding amount for the second quarter of 2004. Additionally, there was an increase in auditing expenses of approximately $69 thousand in the current quarter compared to the same period in 2004 attributed to Sarbanes-Oxley compliance, a $78 thousand increase in net expenses attributed to the Company's foreclosed real estate properties, and increases in other general expenses relating to the Company's acquisitions and business expansion activity during 2004.

INCOME TAXES

Income tax expense for the second quarter of 2005 was $1.2 million, an increase of $273 thousand or 28.2% from the same period a year earlier. The effective tax rate increased 364 basis points to 24.2% from 20.5% in 2004. The change in the effective tax rate is due to increased revenues from taxable sources and a decrease in revenue from nontaxable investment securities.

              FIRST SIX MONTHS OF 2005 VS. FIRST SIX MONTHS OF 2004
              -----------------------------------------------------

Net income for the six months ended June 30, 2005 was $7.9 million compared to net income of $7.2 million for the same period in 2004, an increase of $695 thousand or 9.6%. Basic and diluted net income per share was $1.17 and $1.16 for the current six months, an increase of $.09 on both a basic and diluted per share basis compared to $1.08 and $1.07 for the prior year. This represents an increase of 8.3% and 8.4% on a basic and diluted per share basis, respectively. The operating results related to Citizens Georgetown acquired on July 1, 2004 and FiNET acquired on October 8, 2004 are included in the financial results presented for the current six-month period. Since these acquisitions occurred in the last half of 2004, there are no comparable results for the prior year period. Net loans and deposits acquired from Citizens Georgetown on the date of purchase were $50.1 million and $62.4 million, respectively. Net assets acquired from FiNET on the date of purchase, primarily intangibles, were approximately $6.6 million.

The increase in net income for the six months ended June 30, 2005 is primarily attributed to an increase in net interest income and a lower provision for loan losses offset by a higher effective federal income tax rate. Net interest income for the current six months was $22.4 million, an increase of $1.5 million or 7.2% compared to $20.9 during the same period a year earlier. The increase in net interest income in the quarterly comparison can be attributed to higher interest income, primarily on loans, which offset the growth in interest expense, mainly on deposits.

The provision for loans losses decreased $877 thousand or 107.9% in the six-month comparison. The negative provision for loan losses of $64 thousand for the current period is attributed to a $4.4 million reduction in nonperforming loans in the current six-month period ended June 30, 2005 and the sale of the Company's credit card portfolio during the first six months of 2005. Nonperforming loans include nonaccrual loans, restructured loans, and loans past due 90 days or more in which interest is still accruing. Nonperforming loans and credit card loans typically have larger allowances due to their identified risk of loss characteristics.

Noninterest income increased $2.4 million or 28.4% in the six-month comparison. The increase in noninterest income was led by higher allotment processing fees of $898 thousand or 224.5% and is attributed to the FiNET acquisition late during 2004. Other significant increases in noninterest income include service charges and fees on deposits of $800 thousand or 20.1%, gains on the sale of mortgage loans of $294 thousand or 255.7%, and a one-time gain of $700 thousand on the sale of the Company's $3.2 million credit card portfolio during the current six months. Under the sale agreement, the Company will continue to offer its customers credit cards via an agency arrangement with the purchaser. All existing credit card accounts on the purchase date remained active. Notable declines in noninterest income include income from bank owned life insurance of $196 thousand or 25.6% due to lower crediting rates on the underlying investments and lower service charges, commissions, and fees of $139 thousand or 10.1%. Up until recently, the underlying investments related to the bank owned life insurance have been repricing in a lower interest rate environment.

Noninterest expenses increased $3.5 million or 18.4% in the current six months compared to the same period a year ago. These increases offset the $2.4 million higher amount of reported noninterest income. The increase in noninterest expenses occurred across a broad range of line items and is generally attributed to the Company's business expansion during the last half of 2004. The most significant increase was salaries and employee benefits, which grew $1.3 million or 12.4% in the comparison as the average number of full time equivalent employees rose to 517 from 462. Other notable increases include amortization of intangibles of $491 thousand and auditing expenses of $187 thousand compared to the same period a year earlier. The effective income tax rate increased to 22.8% from 20.3%, resulting in an increase in income tax expense of $504 thousand or 27.3%.

ROA was 1.11% for the current six-month period, a decrease of 1 basis point compared to 1.12% reported for the same period in 2004. Significant factors that positively impacted ROA and their amount include the lower provision for loan losses of 14 basis points and higher noninterest income relative to average assets of 21 basis points. Significant factors that negatively impacted ROA include a lower net interest margin of 13 basis points, higher noninterest expenses relative to average assets of 22 basis points, and higher income taxes contributing 2 basis points. ROE was 12.16% for the first six month of 2005 compared to 11.51% for the same period of 2004. This represents an increase of 65 basis points and is attributed to a 67 basis point increase in financial leverage to 10.9% from 10.3% combined with the increase in net income. Financial leverage represents the degree in which borrowed funds, as opposed to equity, are used in the funding of assets.

NET INTEREST INCOME

The trend of the general interest rate environment in the current six months ended June 30, 2005 compared to the same period a year earlier has been upward primarily as a result of short-term interest rate increases by the Fed. The Fed has increased short-term interest rates by 225 basis points in nine equal increments of 25 basis points since June 30, 2004. The effects of these rate increases by the Fed has generally led to higher average rates earned and paid on interest earning assets and interest bearing liabilities with a faster increase in the average rates paid on interest bearing liabilities due to their repricing characteristics.

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

The Company's tax equivalent yield on earning assets for the current six months was 5.7%, an increase of 30 basis points from 5.4% in the same period a year ago. The cost of funds for the current six months was 2.3%, an increase of 49 basis points compared to 1.8% in the same period a year earlier. A goal of the Company in the current interest rate environment is to increase earning assets while maintaining the current relatively low interest rates paid on interest bearing liabilities. The Company strives to accomplish this goal while providing excellent service to its customers and maintaining its core deposit base. Maintaining the relatively low cost of funds is becoming more difficult due to the recent rise in general interest rates and competitive market forces. Average earning assets increased $124 million or 10.8% to $1.3 billion in the six month comparison, helped in part to the acquisition of Citizens Georgetown during the last half of 2004. As a percentage of total average assets, earning assets decreased 9 basis points to 88.97% from 89.06%.

Interest income results from interest earned on earning assets, which primarily include loans and investment securities. Interest income is affected by volume (average balance), composition of earning assets, and the related rates earned on those assets. Total interest income for the first six months of 2005 was $34.8 million, an increase of $5.2 million or 17.5% from the same period in the previous year. The growth in interest income was mainly attributed to higher interest income on loans, with an increase in the average rate earned also contributing to the increase. Interest income on loans increased mainly as a result of higher average loan balances outstanding resulting from both the Citizens Georgetown acquisition and internally generated loan growth. The Company's tax equivalent yield on earning assets for the current period was 5.7%, an increase of 30 basis points compared to the same period a year ago.

Interest and fees on loans was $28.0 million, an increase of $4.5 million or 19.0% mainly due to higher average loan balances outstanding along with an increase in the average rate earned. Average loans increased $110 million or 14.2% to $884 million in the comparison due to higher loan demand in what remains a relatively low interest rate environment and, to a lesser extent, the loans acquired in the Citizens Georgetown acquisition. On July 1, 2004, the Company purchased approximately $50.1 million in loans related to the Citizens Georgetown acquisition. The tax equivalent yield on loans increased 27 basis points to 6.4% from 6.2% in the six-month comparison. Interest on taxable securities was $4.0 million, a decrease of $28 thousand or less than 1.0% in the comparison as an $18.3 million decrease in the average balance outstanding was offset by a 24 basis point increase in the average rate earned. Interest on nontaxable securities was also relatively unchanged and totaled $2.0 million in the current and comparable period a year ago. Interest on short-term investments, including time deposits in other banks, federal funds sold, and securities purchased under agreements to resell, increased $732 thousand due to a 168 basis point increase in the average rate earned to 2.7% from 1.0% and, to a lesser extent, an increase in the average balance outstanding of $31.4 million or 83.2% to $69.2 million from $37.7 million. The higher average rate earned on short-term investments correlates to the increases in general market interest rates resulting from the Fed's increase of short-term interest rates over the last year.

Interest expense results from incurring interest on interest bearing liabilities, which include interest bearing deposits, federal funds purchased and securities sold under agreements to repurchase, and other borrowed funds. Interest expense is affected by volume, composition of interest bearing liabilities, and the related rates paid on those liabilities. Total interest expense was $12.4 million for first six months of 2005, an increase of $3.7 million or 42.0% from the same period in the prior year. Interest expense increased primarily as a result of higher average rates paid throughout the entire deposit portfolio, with an increase in average balances outstanding of certain deposit categories, particularly time deposits, contributing to a lesser degree. The Company's cost of funds was 2.3% for the six months ending June 30, 2005, an increase of 49 basis points from 1.8% for the prior year. The increase in cost of funds was led by a 158 basis point increase in federal funds purchased and securities sold under agreements to repurchase, which generally reprice more quickly than other interest bearing sources of funds and correlates with the increase in general short-term market interest rates.

Interest expense on time deposits, the largest component of total interest expense, increased $2.1 million or 35.8% to $8.0 million. The increase was driven mainly by a $98.5 million or 23.0% higher average balance outstanding in the current six-month period that was boosted by the promotion of the FlexSpender certificate of deposit product during the last half of 2004 and the effect of the $62.4 million additional deposits from the Citizens Georgetown acquisition. In addition, the average rate paid on time deposits increased 30 basis points to 3.1% from 2.8% a year earlier. Interest expense on savings deposits and interest bearing demand deposits increased $323 thousand or 39.2% and $549 thousand or 95.8%, respectively. These increases were due almost entirely to an increase in the average rates paid on savings and interest bearing demand deposits of 32 basis points or 36.8% and 42 basis points or 85.7%, respectively. The increase in average rates paid follows upward movement in general short-term market interest rates between the comparable periods. The average outstanding balances of savings and interest bearing demand deposits grew $3.2 million or 1.7% and $11.9 million or 5.0%, respectively.

The net interest margin (TE) decreased 13 basis points to 3.70% during the first six months of 2005 compared to 3.83% in the same period of 2004. The decrease in net interest margin is primarily attributed to a 19 basis point decline in the spread between rates earned on earning assets and the rates paid on interest bearing liabilities to 3.39% in the current period from 3.58% in the comparable period in 2004. The effect of noninterest bearing sources of funds offset the 19 basis point lower spread by 6 basis points, resulting in the decrease in net interest margin. The effect of noninterest bearing sources of funds on net interest margin typically increases in a rising rate environment.

The following tables present an analysis of net interest income for the six months ended June 30.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:  INTEREST RATES AND INTEREST DIFFERENTIAL
-----------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30,                                     2005                                      2004
-----------------------------------------------------------------------------------------------------------------------------
                                                  Average                   Average         Average                   Average
(In thousands)                                    Balance        Interest      Rate         Balance       Interest       Rate
-----------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Investment securities
  Taxable                                    $   231,957    $      3,957      3.44%    $   250,214   $      3,985       3.20%
  Nontaxable(1)                                   95,082           2,851      6.05          94,121          2,854       6.10
Time deposits with banks, federal
   funds sold and securities purchased
   under agreements to resell                     69,153             917      2.67          37,737            185        .99
Loans(1,2,3)                                     883,769          28,163      6.43         773,642         23,703       6.16
-----------------------------------------------------------------------------------------------------------------------------
   Total earning assets                        1,279,961    $     35,888      5.65%      1,155,714   $     30,727       5.35%
-----------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses                        (12,614)                                  (11,394)
-----------------------------------------------------------------------------------------------------------------------------
   Total earning assets, net of
   allowance for loan losses                   1,267,347                                 1,144,320
-----------------------------------------------------------------------------------------------------------------------------
NONEARNING ASSETS
Cash and due from banks                           82,283                                    92,817
Premises and equipment, net                       27,476                                    24,216
Other assets                                      61,554                                    36,268
-----------------------------------------------------------------------------------------------------------------------------
   Total assets                              $ 1,438,660                               $ 1,297,621
-----------------------------------------------------------------------------------------------------------------------------
INTEREST BEARING LIABILITIES
Deposits
  Interest bearing demand                    $   247,833    $      1,122       .91%    $   235,922   $        573        .49%
  Savings                                        194,001           1,147      1.19         190,787            824        .87
  Time                                           526,693           7,981      3.06         428,162          5,879       2.76
Federal funds purchased and
   securities sold under agreements
   to repurchase                                  81,599           1,105      2.73          81,684            467       1.15
Other borrowed funds                              55,091           1,053      3.85          54,679            995       3.66
-----------------------------------------------------------------------------------------------------------------------------
   Total interest bearing liabilities          1,105,217    $     12,408      2.26%        991,234   $      8,738       1.77%
-----------------------------------------------------------------------------------------------------------------------------
NONINTEREST BEARING LIABILITIES
Commonwealth of Kentucky deposits                 40,577                                    38,729
Other demand deposits                            150,608                                   133,889
Other liabilities                                 10,545                                     7,121
-----------------------------------------------------------------------------------------------------------------------------
   Total liabilities                           1,306,947                                 1,170,973
-----------------------------------------------------------------------------------------------------------------------------
   Shareholders' equity                          131,713                                   126,648
-----------------------------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders'
   equity                                    $ 1,438,660                               $ 1,297,621
-----------------------------------------------------------------------------------------------------------------------------
Net interest income                                               23,480                                   21,989
TE basis adjustment                                               (1,078)                                  (1,095)
-----------------------------------------------------------------------------------------------------------------------------
   Net interest income                                      $     22,402                             $     20,894
-----------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                           3.39%                                     3.58%
Impact of noninterest bearing sources
   of funds                                                                    .31                                       .25
-----------------------------------------------------------------------------------------------------------------------------
Net interest margin                                                           3.70%                                     3.83%
-----------------------------------------------------------------------------------------------------------------------------

(1)Income  and yield stated at a fully tax  equivalent  basis using the marginal corporate Federal tax rate of 35%.
(2)Loan balances include principal balances on nonaccrual loans.
(3)Loan fees included in interest income amounted to $1.2 million in each of the periods presented.


ANALYSIS OF CHANGES IN NET INTEREST INCOME (TAX EQUIVALENT BASIS)
--------------------------------------------------------------------------------------------------------
(In thousands)                                                Variance           Variance Attributed to
Six Months Ended June 30,                                   2005/2004(1)         Volume            Rate
--------------------------------------------------------------------------------------------------------
INTEREST INCOME
Taxable investment securities                             $       (28)    $     (606)      $     578
Nontaxable investment securities(2)                                (3)            51             (54)
Time deposits with banks, federal funds sold and
   securities purchased under agreements to resell                732            241             491
Loans(2)                                                        4,460          3,410           1,050
--------------------------------------------------------------------------------------------------------
    Total interest income                                       5,161          3,096           2,065
--------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest bearing demand deposits                                  549             30             519
Savings deposits                                                  323             14             309
Time deposits                                                   2,102          1,428             674
Federal funds purchased and securities sold under
   agreements to repurchase                                       638             (2)            640
Other borrowed funds                                               58              7              51
--------------------------------------------------------------------------------------------------------
    Total interest expense                                      3,670          1,477           2,193
--------------------------------------------------------------------------------------------------------
Net interest income                                       $      1,491    $    1,619       $    (128)
--------------------------------------------------------------------------------------------------------
Percentage change                                               100.0%         108.6%           (8.6)%
--------------------------------------------------------------------------------------------------------

(1)The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
(2)Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

NONINTEREST INCOME
------------------

Noninterest income totaled $10.7 million for the first six months of 2005, an increase of $2.4 million or 28.4% compared to $8.3 million for the same period in the prior year. Noninterest income represents 23.5% of total revenue for the current six months, an increase of 155 basis points from 21.9% for the same period last year. The increase in noninterest income is due primarily to an increase in allotment processing fees of $898 thousand attributed to the FiNET acquisition late during 2004, higher service charges and fees on deposit accounts of $800 thousand or 20.1%, and an increase in net gains on the sale of mortgage loans of $294 thousand. The increased net gains on the sale of mortgage loans is attributed to higher mortgage loans originated for sale of $7.3 million or 75.3% in the comparison and is mainly attributed to the operations of Pro Mortgage Partners, a mortgage company the Company opened during 2004. The increase in service charges and fees on deposit accounts is due mainly to fees related to new deposit accounts resulting from the FiNET acquisition during the fourth quarter of 2004. Since this is a recent acquisition, the increase in service charges and fees related to these deposit accounts is expected to level off once there are comparable periods in the future.

Other service charges, commissions, and fees declined $139 thousand or 10.1% to $1.2 million from $1.4 million in the six-month comparison. The decrease occurred over many categories, with no significant decline in any single category. Income from company-owned life insurance was $571 thousand, a decrease of $196 thousand or 25.6% from $767 thousand in the prior year. The decline is attributed to lower crediting rates on the underlying investments. Until recently, the underlying investments related to the company-owned life insurance have been repricing downward in a lower interest rate environment.

NONINTEREST EXPENSE
-------------------

Total noninterest expenses were $22.9 million for the six months ended June 30, 2005, an increase of $3.5 million or 18.4% compared to the same period in 2004. The increase in noninterest expenses are mainly a result of the Citizens Georgetown and FiNET acquisitions and the expansion of banking operations into the Lexington, Kentucky market, all of which occurred during the last six months of 2004. The largest increase in noninterest expenses was salaries and employee benefits, which rose $1.3 million or 12.4% as the average number of full time equivalent employees increased 11.9% to 517 from 462 in the six-month comparison. A significant portion of the increase in full time equivalent employees is attributed to the Citizens Georgetown and FiNET acquisitions and additional employees at Pro Mortgage Partners. Salaries and related payroll taxes increased $1.3 million or 15.9% to $9.8 million due to increased personnel and normal salary increases. Noncash compensation expense related to the Company's nonqualified stock option plan declined $138 thousand or 100.0% due to the structure of the vesting schedule. All options for which the Company had previously recorded noncash compensation expense became fully vested during the fourth quarter of 2004. Therefore, there is no further noncash compensation expense recorded for these stock options. Employee benefit expenses increased $132 thousand or 6.1% due mainly to higher health care costs.

Occupancy expense, net of rental income, increased $193 thousand or 14.9% to $1.5 million for the six months ended June 30, 2005. The increase was driven by the Company's business acquisitions and expansion during the final half of 2004. Equipment expenses were $1.4 million, an increase of $259 thousand or 23.4% that was also driven by business expansion. Data processing and communications expense rose $242 thousand or 12.8% to $2.1 million from $1.9 million. The increase is mainly attributed to higher processing volumes in the comparison periods. Other noninterest expenses increased $1.4 million or 45.2% to $4.5 million from $3.1 million. Included in this increase is $245 thousand of amortization expense of core deposit intangibles and $246 thousand of customer relationship intangibles related to the Company's acquisition activity in which there is no corresponding amount for the six-month period of 2004. Additionally, there was an increase in auditing expenses of approximately $187 thousand in the current six-month period compared to the same period in 2004 attributed to Sarbanes-Oxley compliance, a $243 thousand increase in net expenses attributed to the Company's foreclosed real estate properties, and increases in other general expenses relating to the Company's acquisitions and business expansion activity during 2004. The increase in net expenses attributed to the Company's foreclosed real estate properties is unusually high since there were approximately $100 thousand in gains reported in the comparable period a year earlier.

INCOME TAXES
------------

Income tax expense for the first six months of 2005 was $2.3 million, an increase of $504 thousand or 27.3% from the same period a year earlier. The effective tax rate increased 253 basis points to 22.8% from 20.3% in 2004. The increase in the effective tax rate is due to increased revenues from taxable sources and a decrease in revenue from nontaxable investment securities.

FINANCIAL CONDITION

Total assets were $1.4 billion on June 30, 2005, an increase of $21.4 million or 1.5% from the prior year-end. The growth in assets was the result of a $32.9 million or 41.4% increase in cash and cash equivalents, a $23.7 million or 2.7% increase in net loans, and a $6.5 million or 7.6% increase in other assets, partially offset by a decline in investment securities of $41.7 million or 11.3%. The $6.5 million higher other assets total is due mainly to an increase in other real estate owned of $5.9 million or 158.0%. The increase in total assets correlates to additional net funding sources, primarily $12.6 million or 1.1% in additional deposits, $7.3 million or 12.3% increase in federal funds purchased and securities sold under agreements to repurchase, offset by a $2.3 million or 4.2% decrease in other borrowed funds. The increase in deposits is mainly due to higher noninterest bearing deposits of $23.3 million or 13.5% and is related primarily to deposit activity of the Commonwealth of Kentucky. The higher noninterest bearing deposit totals was partially offset by a $10.8 million or 1.1% decline in interest bearing deposits. Total shareholders' equity increased $3.0 million or 2.3% due mainly to net income of $7.9 million offset by dividends paid to shareholders of $4.5 million.

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

On an average basis, total assets were $1.4 billion for the first six months of 2005, an increase of $91.1 million or 6.8% from year-end 2004. Average earning assets, primarily loans and securities, were $1.3 billion at June 30, 2005, an increase of $79.2 million or 6.6% from year-end 2004. Average earning assets represent 88.9% of total average assets for the six-month period ended June 30, 2005, a decrease of 13 basis points compared to 89.1% for year-end 2004.

LOANS
-----

Loans, net of unearned income, totaled $899 million at June 30, 2005, an increase of $22.7 million or 2.6% from year-end 2004. The composition of the loan portfolio is summarized in the table below.

--------------------------------------------------------------------------------
                                          June 30, 2005        December 31, 2004
(Dollars in thousands)                   Amount        %         Amount       %
--------------------------------------------------------------------------------

Commercial, financial,
   and agriculture                    $   135,804    15.1%   $   134,016   15.3%
Real estate - construction                 67,588     7.5         63,156    7.2
Real estate mortgage - residential        318,464    35.4        313,711   35.8
Real estate mortgage farmland and
   other commercial enterprises           274,313    30.5        251,094   28.6
Installment                                64,666     7.2         75,271    8.6
Lease financing                            38,550     4.3         39,457    4.5
--------------------------------------------------------------------------------
   Total                              $   899,385   100.0%   $   876,705  100.0%
--------------------------------------------------------------------------------

On average, loans represented 69.0% of earning assets during the current six month period compared to 68.2% for year-end 2004. As loan demand fluctuates, the available funds are reallocated between loans and lower earning temporary investments or investment securities, which typically involve a decrease in credit risk and lower yields.

ALLOWANCE FOR LOAN LOSSES
-------------------------

The allowance for loan losses was $11.8 million at June 30, 2005, a decrease of $1.0 million or 8.0% from the prior year-end. The allowance for loan losses was 1.31% of loans net of unearned income at June 30, 2005, a decrease of nine and 15 basis points from 1.40% and 1.46% at March 31, 2005 and December 31, 2004, respectively. The provision for loan losses decreased $465 thousand or 103.8% and $877 thousand or 107.9% in the current three-month and six-month periods, respectively, compared to the same periods in 2004. A negative provision for loans losses of $17 thousand and $64 thousand in the current three and six months periods resulted from a $454 thousand and $4.4 million reduction in nonperforming loans in the current three and six-month periods ended June 30, 2005. Additionally, the Company sold its $3.2 million credit card portfolio in the current six-month period. These factors contributed to a lower allowance for loans losses at June 30, 2005. Nonperforming loans include nonaccrual loans, restructured loans, and loans past due 90 days or more in which interest is still accruing. Nonperforming loans and credit card loans typically have larger allowances due to their identified risk of loss characteristics.

The Company had net charge-offs of $621 thousand and $966 thousand in the current three and six months of 2005, respectively, compared to net charge-offs of $324 thousand and $687 thousand in the same periods of 2004. Annualized net charge-offs represent .28% and .22% of average net loans for three and six months ended June 30, 2005, respectively compared to .32% at year-end 2004. The allowance for loan losses as a percentage of nonperforming loans totaled 209.0% and 203.9% at June 30, 2005 and December 31, 2004, respectively. Management continues to emphasize collection efforts and evaluation of risks within the loan portfolio.

NONPERFORMING ASSETS
--------------------

Nonperforming assets for the Company include nonperforming loans, other real estate owned, and other foreclosed assets. Nonperforming assets totaled $15.4 million at June 30, 2005, an increase of $1.6 million or 11.3% from the prior year-end. Nonperforming loans totaled $5.6 million at June 30, 2005 a decrease of $4.4 million or 43.8% compared to $10.0 million at year-end 2004. The decline in nonperforming loans was driven primarily by two extensions of credit secured by real estate. One involves a balance of approximately $1.3 million to a financially trouble builder secured by multifamily residential real estate, the other relates to approximately $1.4 million secured by commercial real estate. The underlying collateral securing the credit to the financially troubled builder was transferred to the Company through foreclosure during the first quarter of 2005. The $1.4 million commercial real estate credit was collected in the first quarter of 2005. Nonperforming loans represent .6% of loans net of unearned income at June 30, 2005, a decrease of 51 basis points from 1.1% compared to year-end 2004.

Other real estate owned was $9.6 million at June 30, 2005. This represents an increase of $5.9 million or 158.0% compared to $3.7 million at year-end 2004. The increase is attributed mainly to the transfer of $6.3 million of residential real estate to the Company through foreclosure related to the previously disclosed financially troubled builder.

TEMPORARY INVESTMENTS
---------------------

Temporary investments consist of interest bearing deposits in other banks and federal funds sold and securities purchased under agreements to resell. The Company uses these funds in the management of liquidity and interest rate sensitivity. At June 30, 2005, temporary investments were $29.9 million, a decrease of $7.0 million or 19.0% compared to $36.8 million at year-end 2004. Temporary investments averaged $69.2 million during the first six months of 2005, an increase of $28.6 million or 70.6% from year-end 2004. The increase is primarily a result of the Company's net funding position, which was driven by an increase in average interest bearing deposits of $76.0 million or 8.5%. Temporary investments are reallocated as loan demand and other investment alternatives present the opportunity.

INVESTMENT SECURITIES
---------------------

The investment securities portfolio is comprised primarily of U.S. Government agency securities, mortgage-backed securities, and tax-exempt securities of states and political subdivisions. Total investment securities were $328 million on June 30, 2005, a decrease of $41.7 million or 11.3% from year-end 2004.

Total investment securities averaged $327 million for the current six-month period, a decrease of $14.2 million or 4.2% from the average 2004 year-end balance. The decrease in average investment securities was driven by a $35.1 million net decline in mortgage-backed securities, which was partially offset by net additional purchases of U.S. Government agency securities averaging $23.1 million during the current six-month period. The Company had a net unrealized gain on available for sale investment securities of $758 thousand at June 30, 2005, a decrease of $319 thousand or 29.6% compared to $1.1 million at year-end 2004. The decrease in the current six-month period is due primarily to the impact of changing economic conditions, including an increase in short-term market interest rates that have generally lowered the value of the investment portfolio at the end of the current period. As overall market interest rates have drifted higher in the current period, the portfolio has declined in value. Market values of fixed rate investments are inversely related to changes in market interest rates.

COMPANY-OWNED LIFE INSURANCE
----------------------------

Company-owned life insurance totaled $27.5 million at June 30, 2005, an increase of $546 thousand or 2.0% from $27.0 million at year-end 2004. Income from company-owned life insurance was $340 thousand and $571 thousand for the three and six months ended June 30, 2005, respectively. This represents a decrease of $22 thousand or 6.1% and $196 thousand or 25.6% in the three and six-month comparisons. The decline is due to lower crediting rates on the underlying investments. Until recently, the underlying investments related to the company-owned life insurance have been repricing downward in a lower interest rate environment.

DEPOSITS
--------

The Company's primary source of funding for its lending and investment activities results from its customer deposits, which consist of noninterest and interest bearing demand, savings, and time deposits. On June 30, 2005, deposits totaled $1.2 billion, an increase of $12.6 million or 1.1% from year-end 2004. The growth in deposits was due to a $23.3 million or 13.5% increase in noninterest bearing deposits partially offset by a $10.8 million or 1.1% decline in interest bearing deposits. The increase in noninterest bearing deposits is attributed to $26.8 million higher balance related to the Commonwealth of Kentucky. Excluding the Commonwealth of Kentucky deposits, noninterest bearing deposits decreased $3.4 million or 2.2% in the comparison. The net decrease in interest bearing deposits include higher time deposits of $14.3 million or 2.8%, offset by lower savings deposit balances of $18.2 million or 9.0% and lower interest bearing demand deposits of $6.9 million or 2.8%. Time deposits grew primarily as a result of a net additional $22.4 million of FlexSpender certificate of deposit accounts opened during the six months ended June 30, 2005. The Company anticipates that the growth of FlexSpender accounts will diminish since marketing efforts to sell this product have been scaled back. Average total deposits were $1.2 billion for the first six months of 2005, an increase of $87.2 million or 8.1% compared to the average for the twelve months ended December 31, 2004. Net increases in average deposits were consistent throughout most of the deposit portfolio as follows: noninterest bearing demand of $11.2 million or 6.2%; interest bearing demand of $5.7 million or 2.4%; savings accounts of $2.9 million or 1.5%; and time deposits of $67.4 million or 14.7%. The increase in time deposits is attributed to the growth in FlexSpender certificate of deposits, which were introduced during 2004.

BORROWED FUNDS
--------------

Borrowed funds totaled $120 million at June 30, 2005, an increase of $5.0 million or 4.4% from $115 million at year-end 2004. The increase was made up of a $5.9 million or 9.6% increase in short-term borrowings partially offset by a decline of $914 thousand or 1.7% in long-term borrowings. Federal funds purchased and securities sold under agreements to repurchase increased short-term borrowings by $7.3 million or 12.3%. This increase was partially offset by the repayment of short-term Federal Home Loan Bank ("FHLB") borrowings of $1.0 million. The increase in federal funds purchased and securities sold under agreements to repurchase is mainly due to higher balances related to the Commonwealth of Kentucky and, to a lesser extent, increased correspondent banking activity. The $914 thousand decrease in long-term borrowings is primarily attributed to repayments of borrowed funds from the FHLB. Total borrowed funds averaged $137 million, a decrease of $1.2 million or less than 1.0% from $138 million at year-end 2004.

LIQUIDITY

The Parent Company's primary use of cash consists of dividend payments to its common shareholders, purchases of its common stock, corporate acquisitions, and other general operating purposes. Liquidity of the Parent Company depends primarily on the receipt of dividends from its subsidiary banks and cash balances maintained. As of June 30, 2005 combined retained earnings of the subsidiary banks were $52.1 million, of which $5.0 million was available for the payment of dividends to the Parent Company without obtaining prior approval from bank regulatory agencies. As a practical matter, payment of future dividends is also subject to the maintenance of capital ratio requirements. Management expects that in the aggregate, its subsidiary banks will continue to have the ability to pay dividends in order to provide funds to the Parent Company during the remainder of 2005 sufficient to meet its liquidity needs. The Parent Company had cash balances of $9.2 million at June 30, 2005, a decrease of $1.6 million or 14.9% from $10.8 million at year-end 2004. The $1.6 million decrease in cash at the Parent Company is due primarily to $4.5 million in dividends paid to the Company's shareholders and for the payment of general operating expenses. The Company received approximately $3.8 million in dividends from its affiliated banks, which partially offset cash outflows for dividend payments and operating expenses.

The Company's objective as it relates to liquidity is to ensure that the subsidiary banks have funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability. In order to maintain a proper level of liquidity, the subsidiary banks have several sources of funds available on a daily basis that can be used for liquidity purposes. Those sources of funds include the subsidiary banks' core deposits, consisting of both business and nonbusiness deposits; cash flow generated by repayment of principal and interest on loans and investment securities; FHLB borrowings; and federal funds purchased and securities sold under agreements to repurchase. While maturities and scheduled amortization of loans and investment securities are generally a predictable source of funds, deposit outflows and mortgage prepayments are influenced significantly by general interest rates, economic conditions, and competition in our local markets. As of June 30, 2005 the Company had approximately $162 million in additional borrowing capacity under various FHLB and federal funds borrowing agreements with unaffiliated entities. However, there is no guarantee that these sources of funds will continue to be available to the Company, or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in our liquidity from these sources.

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

Liquid assets consist of cash, cash equivalents, and securities available for sale. At June 30, 2005, such assets totaled $422 million, a decrease of $6.9 million or 1.6% from year-end 2004. The decrease in liquid assets is attributed to the overall funding position of the Company. Net cash provided by operating activities was $2.8 million in the first six months of 2005, a decline of $4.9 million or 63.3% compared $7.7 million for the same period a year earlier. The decrease in net cash provided by operating activities in the comparable periods is attributed to an increase in other assets, primarily a $5.9 million higher balance of other real estate owned. Net cash provided by investing activities was $17.1 million in the current six-month period compared to $37.3 million net use of cash in the same period last year. This represents an increase in net cash provided by investing activities of $54.4 million in the six-month comparable periods. The most significant items include $40.4 million higher net cash flows provided by investment securities activities and a $14.7 million decrease from loans originated for investment, net of principal collected that positively affected cash flow. Net cash provided by financing activities was $12.9 million for the six months ended June 30, 2005 compared to $27.0 million net cash used in the same six-month period a year earlier. This represents an increase in cash flows of $39.8 million in the comparison and is related mainly to $78.3 million attributed to increased deposit activity partially offset by $37.1 million related to lower federal funds purchased and securities sold under agreements to repurchase activity in the comparable periods.

Commitments  to  extend  credit  are  considered  in  addressing  the  Company's
liquidity  management.   The  Company  does  not  expect  these  commitments  to
significantly effect the liquidity position in future periods.

CAPITAL RESOURCES

Shareholders' equity was $134 million on June 30, 2005. This represents an increase of $3.0 million or 2.3% from year-end 2004 due mainly to an increase in retained earnings of $3.5 million or 2.3%. Retained earnings increased as a result of $7.9 million in net income offset by $4.5 million, or $.66 per share, in dividends declared during the current six-month period. The Company issued seven thousand and four thousand shares of common stock during the current six months pursuant to its nonqualified stock option plan and ESPP, respectively. The issuance of these shares increased shareholders' equity by $282 thousand. The Company purchased approximately 16 thousand shares of its outstanding common stock at a total cost of $519 thousand during the current year to date period of 2005.

Accumulated other comprehensive income, consisting of net unrealized holding losses on available for sale securities (net of tax), was $493 thousand at June 30, 2005, a decrease of $207 thousand from year-end 2004. The decrease is due primarily to the impact of changing economic conditions, including an increase in short-term market interest rates that have generally lowered the value of the investment portfolio at the end of the current period. As overall market rates have drifted higher in the current period, the portfolio has declined in value. Market values of fixed rate investments are inversely related to changes in market interest rates.

Consistent with the objective of operating a sound financial organization, the Company's goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios as of June 30, 2004, the regulatory minimums and the regulatory standard for a "well capitalized" institution are as follows.


                        Farmers Capital        Regulatory            Well
                       Bank Corporation          Minimum          Capitalized
-------------------------------------------------------------------------------
Tier 1 risk based            12.64%               4.00%              6.00%
Total risk based             13.86%               8.00%             10.00%
Leverage                      8.52%               4.00%              5.00%

As of June 30, 2005, all of the Company's subsidiary banks were in excess of the well-capitalized regulatory ratio requirements as calculated under guidelines established by federal banking agencies.

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

At June 30, 2005, the model indicated that if rates were to gradually increase by 150 basis points during the calendar year, then net interest income and net income would increase .42% and .89%, respectively for the year ending December 31, 2005. The model indicated that if rates were to gradually decrease by 150 basis points over the same period, then net interest income and net income would decrease 2.0% and 4.5%, respectively.

In the current low interest rate environment, it is not practical or possible to reduce certain deposit rates by the same magnitude as rates on earning assets. The average rate paid on some of the Company's deposits is below 1.5%. This situation magnifies the model's predicted results when modeling a decrease in interest rates, as earning assets with higher yields have more of an opportunity to reprice at lower rates than lower-rate deposits.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of June 30, 2005, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material effect upon the consolidated financial statements of the Company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of common stock repurchased by the Company during the quarter ended June 30, 2005.

--------------------------------------------------------------------------------------------------------------------------------
                                                                             Total Number of Shares        Maximum Number of
                                                                              Purchased as Part of      Shares that May Yet Be
                                     Total Number of       Average Price       Publicly Announced         Purchased Under the
              Period                 Shares Purchased      Paid per Share      Plans or Programs           Plans or Programs
--------------------------------------------------------------------------------------------------------------------------------
April 1, 2005 to April 30, 2005          10,400               $  33.07               10,400                      185,708
--------------------------------------------------------------------------------------------------------------------------------
May 1, 2005 to May 31, 2005               5,000                  32.40                5,000                      180,708
--------------------------------------------------------------------------------------------------------------------------------
June 1, 2005 to June 30, 2005                                                                                    180,708
--------------------------------------------------------------------------------------------------------------------------------
    Total                                15,400               $  32.85               15,400
--------------------------------------------------------------------------------------------------------------------------------

On January 27, 2003, the Company's Board of Directors authorized the purchase of up to 300,000 shares of the Company's outstanding common stock. No stated expiration date was established under this plan.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held May 10, 2005. The matters that were voted upon included the election of four directors for three-year terms ending in 2008 or until their successors have been elected and qualified.

The outcome of the voting was as follows:

ELECTION OF DIRECTORS
NAME                            FOR        AGAINST      WITHHELD     ABSTAINED
--------------------------------------------------------------------------------
G. Anthony Busseni            5,739,076         0        85,048        22,751
Shelley S. Sweeney            5,801,173         0        22,951        22,751
Michael M. Sullivan           5,687,591         0       136,533        22,751
Frank R. Hamilton, Jr.        5,799,773         0        24,351        22,751
--------------------------------------------------------------------------------


Listed below are the names of each director whose term of office continued after the meeting.

Frank W. Sower, Jr.                         Lloyd C. Hillard, Jr.
J. Barry Banker                             Harold G. Mays
Dr. John D. Sutterlin                       Robert Roach, Jr.
Dr. Donald J. Mullineaux                    Cecil D. Bell, Jr.

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

     31.1 CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (page 31)

     31.2 CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (page 32)

     32 CEO & CFO Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (page 33)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



  Date:  August 8, 2005       /s/ G. Anthony Busseni
        -------------------   -------------------------------------------------
                                  G. Anthony Busseni,
                                  President and CEO
                                  (Principal Executive Officer)


  Date:  8-8-05               /s/ Doug Carpenter
        -------------------   -------------------------------------------------
                                  C. Douglas Carpenter,
                                  Vice President, Secretary, and CFO
                                  (Principal Financial and Accounting Officer)