Form 10-Q
period 2005-09-30
FARMERS CAPITAL BANK CORP
filed 2005-11-03
CIK 713095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT
                       Pursuant to Section 13 OR 15(d) of
                       The Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2005


                        Farmers Capital Bank Corporation
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Kentucky                  0-14412                  61-1017851
-----------------------------  -----------------------  ------------------------
(State or other jurisdiction       (Commission              (IRS Employer
      of incorporation)            File Number)           Identification No.)


P.O. Box 309 Frankfort, KY                                      40602
------------------------------------------------------  ------------------------
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

                                  Yes X No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes X No ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes ____ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Common stock, par value $0.125 per share
                6,796,058 shares outstanding at November 2, 2005


                                                           TABLE OF CONTENTS

PART I- FINANCIAL INFORMATION.............................................................................................3

   Item 1. Financial Statements............................................................................................3
     Unaudited Consolidated Balance Sheets.................................................................................3
     Unaudited Consolidated Statements of Income...........................................................................4
     Unaudited Consolidated Statements of Comprehensive Income.............................................................6
     Unaudited Consolidated Statements of Cash Flows.......................................................................7
     Unaudited Consolidated Statements of Changes in Shareholders' Equity..................................................9
     Notes to Unaudited Consolidated Financial Statements.................................................................10
   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........................13
   Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................................................30
   Item 4.  Controls and Procedures.......................................................................................30

PART II - OTHER INFORMATION...............................................................................................30

   Item 1.  Legal Proceedings.............................................................................................30
   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...................................................30
   Item 6.  Exhibits......................................................................................................31
   SIGNATURES.............................................................................................................32

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
UNAUDITED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------------------------
                                                                                        September 30,       December 31,
(In thousands, except share data)                                                                2005               2004
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents:
   Cash and due from banks                                                               $    111,214       $    42,418
   Interest bearing deposits in other banks                                                     1,716             2,569
   Federal funds sold and securities purchased under agreements to resell                      38,241            34,273
-------------------------------------------------------------------------------------------------------------------------------
      Total cash and cash equivalents                                                         151,171            79,260
-------------------------------------------------------------------------------------------------------------------------------
Investment securities:
   Available for sale, amortized cost of $338,450 (2005) and $348,240 (2004)                  336,733           349,317
   Held to maturity, fair value of $16,980 (2005) and $20,555 (2004)                           16,646            19,803
-------------------------------------------------------------------------------------------------------------------------------
      Total investment securities                                                             353,379           369,120
-------------------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income                                                                 897,543           876,705
Allowance for loan losses                                                                     (11,268)          (12,804)
-------------------------------------------------------------------------------------------------------------------------------
       Loans, net                                                                             886,275           863,901
-------------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                    27,586            27,415
Company-owned life insurance                                                                   27,853            26,978
Goodwill                                                                                        8,927             8,722
Other intangibles, net                                                                          3,522             4,259
Other assets                                                                                   24,238            17,489
-------------------------------------------------------------------------------------------------------------------------------
      Total assets                                                                        $ 1,482,951       $ 1,397,144
-------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits:
   Noninterest bearing                                                                    $   236,263       $   173,522
   Interest bearing                                                                           958,371           965,505
-------------------------------------------------------------------------------------------------------------------------------
      Total deposits                                                                        1,194,634         1,139,027
-------------------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under agreements to repurchase                     60,078            59,758
Other short-term borrowings                                                                       792             1,791
Subordinated notes payable to unconsolidated trusts                                            25,774
Other long-term debt                                                                           53,851            53,158
Dividends payable                                                                               2,241             2,232
Other liabilities                                                                              10,790             9,728
-------------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                     1,348,160         1,265,694
-------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS EQUITY
Common stock, par value $.125 per share
   9,608,000 shares authorized;  8,257,963 and 8,234,423
   shares issued at September  30, 2005 and December 31, 2004, respectively                     1,032             1,029
Capital surplus                                                                                21,346            20,744
Retained earnings                                                                             155,064           149,985
Treasury stock, at cost;  1,465,981 and 1,450,055 shares
   at September 30, 2005 and December 31, 2004, respectively                                  (41,534)          (41,008)
Accumulated other comprehensive (loss) income                                                  (1,117)              700
-------------------------------------------------------------------------------------------------------------------------------
      Total shareholders equity                                                               134,791           131,450
-------------------------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity                                          $ 1,482,951       $ 1,397,144
-------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

 UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
---------------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended                   Nine Months Ended
                                                                              September 30,                       September 30,
(In thousands, except per share data)                                  2005              2004              2005             2004
---------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                      $    14,981      $    12,775        $    42,973      $    36,306
Interest on investment securities:
   Taxable                                                            2,087            2,094              6,044            6,079
   Nontaxable                                                           968              999              2,912            2,930
Interest on deposits in other banks                                      23               11                 57               29
Interest of federal funds sold and securities purchased
    under agreements to resell                                          496               51              1,379              218
---------------------------------------------------------------------------------------------------------------------------------
      Total interest income                                          18,555           15,930             53,365           45,562
---------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits                                                  5,656            3,999             15,906           11,275
Interest on federal funds purchased and securities sold
    under agreements to repurchase                                      601              317              1,706              784
Interest on other borrowed funds                                        543              572              1,596            1,567
Interest on subordinated notes payable to unconsolidated trusts         255                                 255
---------------------------------------------------------------------------------------------------------------------------------
      Total interest expense                                          7,055            4,888             19,463          13,626
---------------------------------------------------------------------------------------------------------------------------------
       Net interest income                                           11,500           11,042             33,902          31,936
---------------------------------------------------------------------------------------------------------------------------------
Provision for loan losses                                               248              666                184           1,479
---------------------------------------------------------------------------------------------------------------------------------
       Net interest income after provision for loan losses           11,252           10,376             33,718          30,457
---------------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Service charges and fees on deposits                                  2,430            2,210              7,213           6,193
Allotment processing fees                                               659              198              1,957             598
Other service charges, commissions, and fees                            551              702              1,786           2,076
Data processing income                                                  344              340              1,078           1,055
Trust income                                                            394              416              1,217           1,244
Investment securities gains (losses), net                                                102                 (3)            167
Gains on sale of mortgage loans, net                                    187              114                596             229
Income from company-owned life insurance                                329              363                900           1,130
Other                                                                   123               94                957             170
---------------------------------------------------------------------------------------------------------------------------------
      Total noninterest income                                        5,017            4,539             15,701          12,862
---------------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits                                        6,296            6,070             18,410          16,847
Occupancy expenses, net                                                 788              735              2,277           2,031
Equipment expenses                                                      682              650              2,046           1,755
Data processing and communication expenses                            1,103            1,044              3,236           2,935
Bank franchise tax                                                      368              367              1,091           1,045
Correspondent bank fees                                                 226              192                724             632
Other                                                                 2,040            1,931              6,577           5,055
---------------------------------------------------------------------------------------------------------------------------------
      Total noninterest expense                                      11,503           10,989             34,361          30,300
---------------------------------------------------------------------------------------------------------------------------------
       Income before income taxes                                     4,766            3,926             15,058          13,019
---------------------------------------------------------------------------------------------------------------------------------
Income tax expense                                                      913              727              3,261           2,571
---------------------------------------------------------------------------------------------------------------------------------
       Net income                                               $     3,853      $     3,199       $     11,797    $     10,448
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE
   Basic                                                        $       .57      $       .47       $       1.74    $       1.55
   Diluted                                                              .56              .47               1.73            1.54
WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                              6,786            6,736              6,786           6,730
   Diluted                                                            6,821            6,787              6,824           6,781
---------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.


UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
---------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended             Nine Months Ended
                                                                              September 30,                September 30,
 (In thousands)                                                         2005          2004            2005          2004
---------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                        $    3,853   $     3,199     $    11,797    $   10,448
Other comprehensive income:
   Unrealized holding (loss) gain on available for sale
   securities arising during the period, net of tax
   of $(867), $2,350, $(981), and $138, respectively                  (1,610)        4,364          (1,822)          257
Reclassification adjustment for prior period
   unrealized loss (gain) recognized during current period,
   net of tax of $47, $3, and $100, respectively                                        88               5          (186)
---------------------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income                                     (1,610)        4,452          (1,817)           71
---------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                              $    2,243   $     7,651     $     9,980    $   10,519
---------------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.


UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------
Nine months ended September 30, (In thousands)                                                         2005          2004
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                               $       11,797    $    10,448
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                                 3,272          2,369
       Net amortization of investment security premiums and (discounts):
          Available for sale                                                                           303          1,222
          Held to maturity                                                                             (33)           (32)
       Provision for loan losses                                                                       184          1,479
       Noncash compensation expense                                                                                   217
       Mortgage loans originated for sale                                                          (27,359)       (14,529)
       Proceeds from sale of mortgage loans                                                         25,551         14,244
       Deferred income tax benefit                                                                    (355)          (402)
       Gains on sale of mortgage loans, net                                                           (596)          (229)
       Gain on sale of credit card portfolio                                                          (700)
       Loss (gain) on sale of premises and equipment, net                                               22             (3)
       Loss (gain) on sale of available for sale investment securities, net                              3           (167)
       Increase in accrued interest receivable                                                        (919)          (980)
       Income from company-owned life insurance                                                       (875)        (1,120)
       Increase in other assets                                                                     (5,856)        (1,622)
       Increase in accrued interest payable                                                            358            221
       Increase in other liabilities                                                                 1,086          1,907
-----------------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                                    5,883         13,023
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities and calls of investment securities:
      Available for sale                                                                           139,738        215,591
       Held to maturity                                                                              3,190          3,194
   Proceeds from sale of available for sale investment securities                                    3,038         59,603
   Purchase of available for sale investment securities                                           (133,292)      (218,358)
    Investment in unconsolidated trusts                                                                774
    Loans originated for investment, net of principal collected                                    (19,454)       (65,556)
   Purchase of subsidiary, net of cash acquired                                                                    (5,818)
   Purchase of premises and equipment                                                               (2,851)        (2,831)
   Proceeds from sale of equipment                                                                     123             83
-----------------------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                                       (8,734)       (14,092)
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                                              55,607        (19,392)
   Net increase in securities sold under agreements to repurchase                                      320          6,004
   Proceeds from long-term debt issued to unconsolidated trusts                                     25,774
   Proceeds from other long-term debt                                                                2,000          1,800
    Repayments of long-term debt                                                                    (1,307)        (5,931)
   Net (decrease) increase in other short-term borrowings                                             (999)         1,015
   Dividends paid                                                                                   (6,709)        (6,656)
   Purchase of common stock                                                                           (526)           (86)
   Shares issued under Employee Stock Purchase Plan                                                    147             42
   Stock options exercised                                                                             455            686
-----------------------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) financing activities                                         74,762        (22,518)
-----------------------------------------------------------------------------------------------------------------------------
        Net increase (decrease) in cash and cash equivalents                                        71,911        (23,587)
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                                                      79,260        127,216
-----------------------------------------------------------------------------------------------------------------------------
        Cash and cash equivalents at end of period                                          $      151,171   $    103,629
-----------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
   Interest                                                                                 $       19,105   $     13,405
   Income taxes                                                                                      2,000          2,525
Transfers from loans to repossessed assets                                                           2,599          3,079
Cash dividend declared and unpaid                                                                    2,241          2,223
-----------------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                                                                   Accumulated
                                                                                                           Other           Total
Nine months ended                   Common Stock       Capital       Retained     Treasury Stock       Comprehensive   Shareholders'
September 30, 2005 and 2004        Shares   Amount     Surplus       Earnings    Shares       Amount       Income         Equity
------------------------------------------------------------------------------------------------------------------------------------
  Balance at January 1, 2005       8,234   $ 1,029    $ 20,744      $ 149,985     1,450    $ (41,008)      $    700       $ 131,450
Net income                                                             11,797                                                11,797
Other comprehensive income                                                                                   (1,817)         (1,817)
Cash dividends declared,
  $.99 per share                                                       (6,718)                                               (6,718)
Purchase of common stock                                                             16         (526)                          (526)
Stock options exercised,
  including related tax benefits      18         2         456                                                                  458
Shares issued pursuant
  to Employee Stock Purchase plan      6         1         146                                                                  147
------------------------------------------------------------------------------------------------------------------------------------
  Balance at September 30, 2005    8,258   $ 1,032    $ 21,346      $ 155,064     1,466    $ (41,534)      $ (1,117)      $ 134,791
------------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
  Balance at January 1, 2004       8,161   $ 1,020    $ 18,670      $ 145,489     1,445    $ (40,830)      $  2,122       $ 126,471
Net income                                                             10,448                                                10,448
Other comprehensive income                                                                                       71              71
Cash dividends declared,
  $.99 per share                                                       (6,664)                                               (6,664)
Purchase of common stock                                                              2          (86)                           (86)
Stock options exercised,
  including related tax benefits      28         4         685                                                                  689
Shares issued pursuant
  to Employee Stock Purchase plan      1                    42                                                                   42
Noncash compensation expense
  attributed to stock option grants                        217                                                                  217
------------------------------------------------------------------------------------------------------------------------------------
  Balance at September 30, 2004    8,190    $ 1,024   $ 19,614      $ 149,273     1,447    $ (40,916)      $  2,193       $ 131,188
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

3.       NET INCOME PER COMMON SHARE

Basic net income per common share is determined by dividing net income by the weighted average total number of shares of common stock outstanding. Diluted net income per common share is determined by dividing net income by the total weighted average number of shares of common stock outstanding, plus the total weighted average number of shares that would be issued upon exercise of dilutive stock options assuming proceeds are used to repurchase shares pursuant to the treasury stock method. Net income per common share computations were as follows at September 30, 2005 and 2004.

 ------------------------------------------------------------------------------------------
                                               Three Months Ended        Nine Months Ended
                                                  September 30,             September 30,
 (In thousands, except per share data)          2005         2004          2005        2004
 ------------------------------------------------------------------------------------------
 Net income, basic and diluted            $    3,853   $    3,199   $   11,797   $  10,448
 ------------------------------------------------------------------------------------------

 Average shares outstanding                    6,786        6,736        6,786       6,730
 Effect of dilutive stock options                 35           51           38          51
 ------------------------------------------------------------------------------------------
 Average diluted shares outstanding            6,821        6,787        6,824       6,781
 ------------------------------------------------------------------------------------------

 Net income per share, basic              $      .57   $      .47   $     1.74   $    1.55
 Net income per share, diluted                   .56          .47         1.73        1.54
 ------------------------------------------------------------------------------------------

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

----------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended         Nine Months Ended
                                                                     September 30,             September 30,
(In thousands, except per share data)                              2005        2004          2005          2004
----------------------------------------------------------------------------------------------------------------
NET INCOME
  As reported                                                $    3,853  $    3,199    $   11,797   $    10,448
  Add:  Stock-based employee compensation expense
        included in reported net income, net of related
        tax effects                                                              51                         141
  Less: Stock-based compensation expense determined
        under fair value based method for all awards, net
        of related tax effects                                      (15)        (65)          (95)         (182)
----------------------------------------------------------------------------------------------------------------
Proforma                                                     $    3,838  $    3,185    $   11,702   $    10,407
----------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE
  Basic, as reported                                         $      .57  $      .47    $     1.74   $      1.55
  Basic, proforma                                                   .56         .47          1.72          1.55

  Diluted, as reported                                              .56         .47          1.73          1.54
  Diluted, proforma                                                 .56         .47          1.71          1.53
----------------------------------------------------------------------------------------------------------------


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

5.       EMPLOYEE STOCK PURCHASE PLAN

The Company's 2004 ESPP was approved by its shareholders at the Company's 2004 annual meeting. The purpose of the ESPP is to provide a means by which eligible employees may purchase, at a discount, shares of common stock of the Company through payroll withholding. The purchase price of the shares is equal to 85% of their fair market value on specified dates as defined in the plan. The ESPP was effective July 1, 2004. There were 1,825 shares and 5,245 shares issued under the plan during the current three and nine-month periods ended September 30, 2005. Compensation cost related to the ESPP included in the proforma net income disclosure in the table in Note 4 above was $6,000 and $21,000 for the three and nine-month periods ended September 30, 2005, respectively.

6.       PENDING BUSINESS COMBINATION - CITIZENS BANCORP, INC.

On July 1, 2005 the Company announced the signing of an agreement and plan of merger with Citizens Bancorp, Inc. ("Citizens") whereby Citizens would be acquired in a cash and stock transaction valued at approximately $39.1 million. Approximately 55% of the purchase price will be paid in cash and the remaining amount will be in the form of newly issued shares of the Company's common stock. In July 2005 the Company issued $25.0 million of Trust Preferred Securities in connection with this plan of merger.

Citizens is a bank holding company headquartered in Newport, Kentucky and the parent corporation of Citizens Bank of Northern Kentucky, Inc. ("Citizens
Bank"). Pending the required approvals from the appropriate regulatory authorities and subject to the satisfaction of the conditions set forth in the definitive agreement, this transaction is expected to close during the fourth quarter of 2005. Citizens Bank operates six offices located in Campbell and Kenton Counties in Kentucky. As of September 30, 2005, Citizens Bank had total assets of $186 million, total loans (net of unearned income) of $149 million, total deposits of $164 million, and shareholders' equity of $16.7 million.

7.       TRUST PREFERRED SECURITIES AND SUBORDINATED NOTES

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

The Trusts used the proceeds from the sale of preferred securities, plus capital contributed to establish the trusts, to purchase the Company's junior subordinated notes in amounts and bearing terms that parallel the amounts and terms of the respective preferred securities. The subordinated notes mature in 2035 and bear a floating interest rate (current three-month LIBOR plus 150 basis points in the case of the notes held by Trust I and current three-month LIBOR plus 165 basis points in the case of the notes held by Trust II). Interest on the notes is payable quarterly.

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

RESULTS OF OPERATIONS

                    THIRD QUARTER 2005 VS. THIRD QUARTER 2004
                    -----------------------------------------

The Company reported net income of $3.9 million, an increase of $654 thousand or 20.4% compared to $3.2 million for the same period in 2004. Basic and diluted net income per share were $.57 and $.56 for the current three months, an increase of $.10 or 21.3% and $.09 or 19.1%, respectively compared to $.47 reported for basic and diluted per share earnings in the same period a year ago. The operating results related to Financial National Electronic Transfer, Inc. ("FiNET") acquired on October 8, 2004 are included in the financial results presented for the current quarter. Since this acquisition occurred during the fourth quarter of 2004, there are no comparable results for the prior year period. Net assets acquired from FiNET on the date of purchase, primarily intangibles, were approximately $6.6 million.

The increase in net income for the three months ended September 30, 2005 is primarily attributed to an increase in net interest income and a lower provision for loan losses partially offset by higher net noninterest expenses. Net interest income for the current quarter was $11.5 million, an increase of $458 thousand or 4.1% compared to $11.0 during the same period a year earlier. The increase in net interest income in the quarterly comparison can be attributed to higher interest income, primarily on loans, which offset the growth in interest expense.

The provision for loans losses decreased $418 thousand or 62.8% in the three-month comparison. The decrease in the provision for loan losses relates to a $455 thousand and $4.8 million reduction in nonperforming loans in the current three and nine-month periods ended September 30, 2005 and the sale of the Company's $3.2 million credit card portfolio during the first nine months of 2005. Nonperforming loans include nonaccrual loans, restructured loans, and loans past due 90 days or more in which interest is still accruing. Nonperforming loans and credit card loans typically have larger allowances due to their identified risk of loss characteristics.

Noninterest income increased $478 thousand or 10.5% in the quarterly comparison. The increase in noninterest income was led by higher allotment processing fees of $461 thousand or 232.8% and is attributed to the FiNET acquisition late during 2004. Other significant increases in noninterest income include service charges and fees on deposits of $220 thousand or 10.0% and gains on the sale of mortgage loans of $73 thousand or 64.0%. Notable declines in noninterest income include income from company-owned life insurance of $34 thousand or 9.4% due to lower crediting rates on the underlying investments, lower service charges, commissions, and fees of $151 thousand or 21.5%, and lower securities gains of $102 thousand. Until recently, the underlying investments related to the company-owned life insurance have been repricing in a lower interest rate environment.

Noninterest expenses increased $514 thousand or 4.7% in the current three months compared to the same period a year ago. These increases offset the $478 thousand higher amount of reported noninterest income. The increase in noninterest expenses occurred across a broad range of line items and is generally attributed to the Company's business expansion during the last half of 2004. The most significant increase was salaries and employee benefits, which increased $226 thousand or 3.7% in the comparison as the average number of full time equivalent employees rose to 518 from 501. Another notable increase in noninterest expenses includes amortization of intangibles of $118 thousand. In addition, income tax expense increased $186 thousand or 25.6% as the effective federal income tax rate increased to 19.2% from 18.5% along with higher pretax income growth of $840 thousand or 21.4%.

The return on average assets ("ROA") was 1.06% for the current quarter, an increase of 13 basis points compared to .93% reported for the same period in 2004. The increase in ROA is mainly attributed to the positive impact of the decrease in the provision for loan losses accounting for 12 basis points, a higher contribution from noninterest bearing sources of funds of 11 basis points, and higher noninterest income of 7 basis points. These increases were partially offset primarily by a 19 basis point decrease in net interest spread to 3.33% from 3.52%. Return on average equity ("ROE") was 11.40% for the third quarter of 2005 compared to 9.98% in the same period of 2004. This represents an increase of 142 basis points and is attributed mainly to the reported increase in net income.

NET INTEREST INCOME
-------------------

The trend of the general interest rate environment in the current three months ended September 30, 2005 compared to the same period a year earlier has been upward primarily as a result of short-term interest rate increases by the Board of Governors of the Federal Reserve System (the "Fed"). The Fed has increased short-term interest rates by 200 basis points in eight equal increments of 25 basis points since September 30, 2004. The effects of these rate increases by the Fed has generally led to higher average rates earned and paid on interest earning assets and interest bearing liabilities with a faster increase in the average rates paid on interest bearing liabilities due to their repricing characteristics.

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

The Company's tax equivalent ("TE") yield on earning assets for the current three months was 5.9%, an increase of 49 basis points from 5.4% in the same period a year ago. The cost of funds for the current three months was 2.5%, an increase of 68 basis points compared to 1.9% in the same period a year earlier. A goal of the Company in the current interest rate environment is to increase earning assets while maintaining the current relatively low interest rates paid on interest bearing liabilities. The Company strives to accomplish this goal while providing excellent service to its customers and maintaining its core deposit base. Maintaining the relatively low cost of funds is becoming increasingly difficult due to the recent rise in general interest rates and competitive market forces. Average earning assets increased $71.9 million or 5.9% to $1.3 billion in the quarterly comparison, driven mainly by loan growth and temporary investments. As a percentage of total average assets, earning assets increased 54 basis points to 89.5% from 89.0%. The higher earning asset ratio increased ROA by three basis points in the quarterly comparison.

Interest income results from interest earned on earning assets, which primarily include loans and investment securities. Interest income is affected by volume (average balance), composition of earning assets, and the related rates earned on those assets. Total interest income for the third quarter of 2005 was $18.6 million, an increase of $2.6 million or 16.5% from the same period in the previous year. The growth in interest income was mainly attributed to higher interest income on loans. Interest income on loans increased as a result of both higher average loan balances outstanding and higher average rates earned on the portfolio. The Company's tax equivalent yield on earning assets for the current period was 5.9%, an increase of 49 basis points compared to the same period a year ago.

Interest and fees on loans was $15.0 million, an increase of $2.2 million due to higher average loan balances outstanding along with an increase in the average rate earned. Average loans increased $47.4 million or 5.6% to $901 million in the comparison due to higher loan demand in what remains a relatively low interest rate environment. The tax equivalent yield on loans increased 65 basis points to 6.6% from 6.0% in the quarterly comparison. Interest on taxable securities was $2.0 million, relatively unchanged in the comparison as a $17.2 million decrease in the average balance outstanding was offset by a 22 basis point increase in the average rate earned. Interest on nontaxable securities was also relatively unchanged at $968 thousand. A $2.3 million decline in the average balance outstanding coupled with an 11 basis point decrease in the average rate earned resulted in a decrease in interest income from nontaxable securities of $31 thousand or 3.1% in the comparison. Interest on short-term investments, including time deposits in other banks, federal funds sold, and securities purchased under agreements to resell, increased $457 thousand due to an increase in the average balance outstanding of $44.0 million or 306.9% to $58.3 million from $14.3 million and, to a lesser extent, a 181 basis point increase in the average rate earned to 3.5% from 1.7%. The increase in the average balance is driven by the $25.0 million proceeds from the Company's trust preferred securities offering during the third quarter of 2005. These proceeds will remain invested in short-term investments until they are used to fund the cash portion of the Citizens acquisition that is expected to close in the fourth quarter of 2005. The higher average rate earned on short-term investments is closely related to the increases in general market interest rates resulting from the Fed's increase of short-term interest rates during the last twelve months.

Interest expense results from incurring interest on interest bearing liabilities, which include interest bearing deposits, federal funds purchased and securities sold under agreements to repurchase, and other borrowed funds. Interest expense is affected by volume, composition of interest bearing liabilities, and the related rates paid on those liabilities. Total interest expense was $7.1 million for third quarter of 2005, an increase of $2.2 million or 44.3% from the same period in prior year. Interest expense increased primarily as a result of higher average rates paid on interest bearing deposits throughout the portfolio along with an increase in average balances outstanding of time deposits. The Company's cost of funds was 2.5% for the third quarter of 2005, an increase of 68 basis points from 1.9% for the prior year. The increase in cost of funds was led by a 186 basis point increase in federal funds purchased and securities sold under agreements to repurchase, which generally reprice more quickly than other interest bearing sources of funds and correlates with the increase in general short-term market interest rates.

Interest expense on time deposits, the largest component of total interest expense, increased $1.2 million or 38.1% to $4.4 million. The increase was driven mainly by a 58 basis point increase in the average rate paid to 3.3% from 2.7% a year earlier and a $63.2 million or 13.3% higher average balance outstanding in the current three-month period that was driven by the promotion of the FlexSpender certificate of deposit product beginning during the last half of 2004 and into 2005. Interest expense on savings deposits and interest bearing demand deposits increased $253 thousand or 59.0% and $177 thousand or 50.1%, respectively. The increase in interest expense on savings deposits was due to a 47 basis point increase in the average rates paid to 1.4% from .92% coupled with an increase in average balances outstanding of $10.1 million or 5.5% to $195.0 million. Interest on interest bearing demand deposits increased due to a higher average rate paid of 35 basis points to .92%, which offset a lower average balance outstanding of $17.3 million or 7.1%. The increase in average rates paid for deposits follows the trend of increasing general short-term market interest rates between the comparable periods. Interest expense on federal funds purchased and securities sold under agreements to repurchase and other borrowed funds increased $284 thousand or 89.6% and $226 thousand or 39.5%, respectively. The increase in interest expense on federal funds purchased and securities sold under agreements to repurchase was due to an increase in the average rate paid of 186 basis points to 3.4% from 1.5%, which offset a decline in the average balance of $13.6 million or 16.0% to $71.1 million. Interest expense on other borrowed funds was up due to increases in both the average rate paid and higher average balances outstanding. The higher balance outstanding was driven by the $25.0 million subordinated notes payable issued in connection with the Company's trust preferred securities offering during the third quarter of 2005.

The net interest margin (TE) decreased 8 basis points to 3.70% during the third quarter of 2005 compared to 3.78% in the third quarter of 2004. The decrease in net interest margin is primarily attributed to a 19 basis point drop in the spread between rates earned on earning assets and the rates paid on interest bearing liabilities to 3.33% in the current quarter from 3.52% in the third quarter of 2004. The effect of noninterest bearing sources of funds offset the 19 basis point lower spread by 11 basis points, resulting in the decrease in net interest margin. The effect of noninterest bearing sources of funds on net interest margin typically increases in a rising rate environment.

The following tables present an analysis of net interest income for the quarterly periods ended September 30.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:  INTEREST RATES AND INTEREST DIFFERENTIAL
----------------------------------------------------------------------------------------------------------------------------------
Quarter Ended September 30,                                     2005                                         2004
----------------------------------------------------------------------------------------------------------------------------------
                                              Average                         Average         Average                    Average
(In thousands)                                Balance         Interest          Rate          Balance      Interest        Rate
----------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Investment securities
  Taxable                                    $    236,017    $     2,087          3.51%     $   253,214    $   2,094        3.29%
  Nontaxable(1)                                    95,037          1,417          5.92           97,371        1,475        6.03
Time deposits with banks, federal
   funds sold and securities purchased
   under agreements to resell                      58,302            519          3.53           14,328           62        1.72
Loans(1,2,3)                                      900,837         15,076          6.64          853,402       12,851        5.99
----------------------------------------------------------------------------------------------------------------------------------
   Total earning assets                         1,290,193    $    19,099          5.87%       1,218,315    $  16,482        5.38%
----------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses                         (11,696)                                      (13,401)
----------------------------------------------------------------------------------------------------------------------------------
   Total earning assets, net of
   allowance for loan losses                    1,278,497                                     1,204,914
----------------------------------------------------------------------------------------------------------------------------------
NONEARNING ASSETS
Cash and due from banks                            71,261                                        85,716
Premises and equipment, net                        27,798                                        26,976
Other assets                                       63,421                                        51,354
----------------------------------------------------------------------------------------------------------------------------------
   Total assets                              $  1,440,977                                   $ 1,368,960
----------------------------------------------------------------------------------------------------------------------------------
INTEREST BEARING LIABILITIES
Deposits
  Interest bearing demand                    $    227,412    $       530           .92%     $   244,713    $     353         .57%
  Savings                                         194,958            682          1.39          184,811          429         .92
  Time                                            537,034          4,444          3.28          473,856        3,217        2.70
Federal funds purchased and
   securities sold under agreements
   to repurchase                                   71,107            601          3.35           84,679          317        1.49
Other borrowed funds                               72,574            798          4.36           59,105          572        3.85
----------------------------------------------------------------------------------------------------------------------------------
   Total interest bearing liabilities           1,103,085    $     7,055          2.54%       1,047,164    $   4,888        1.86%
----------------------------------------------------------------------------------------------------------------------------------
NONINTEREST BEARING LIABILITIES
Commonwealth of Kentucky deposits                  34,913                                        32,881
Other demand deposits                             156,279                                       151,325
Other liabilities                                  12,643                                        10,049
----------------------------------------------------------------------------------------------------------------------------------
   Total liabilities                            1,306,920                                     1,241,419
----------------------------------------------------------------------------------------------------------------------------------
   Shareholders' equity                           134,057                                       127,541
----------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders'
   equity                                    $  1,440,977                                   $ 1,368,960
----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                               12,044                                      11,594
TE basis adjustment                                                 (544)                                       (552)
----------------------------------------------------------------------------------------------------------------------------------
   Net interest income                                       $    11,500                                   $   11,042
----------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                               3.33%                                     3.52%
Impact of noninterest bearing sources
   of funds                                                                        .37                                       .26
----------------------------------------------------------------------------------------------------------------------------------
Net interest margin                                                               3.70%                                     3.78%
----------------------------------------------------------------------------------------------------------------------------------

(1)Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
(2)Loan balances include principal balances on nonaccrual loans.
(3)Loan fees included in interest income amounted to $508 thousand and $583 thousand in 2005 and 2004, respectively.


ANALYSIS OF CHANGES IN NET INTEREST INCOME (TAX EQUIVALENT BASIS)
---------------------------------------------------------------------------------------------------------------
(In thousands)                                                       Variance          Variance Attributed to
Quarter Ended September 30,                                        2005/2004(1)         Volume           Rate
---------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Taxable investment securities                                       $       (7)      $    (565)     $     558
Nontaxable investment securities(2)                                        (58)            (33)           (25)
Time deposits with banks, federal funds sold and
   securities purchased under agreements to resell                         457             340            117
Loans(2)                                                                 2,225             754          1,471
---------------------------------------------------------------------------------------------------------------
    Total interest income                                                2,617             496          2,121
---------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest bearing demand deposits                                           177            (159)           336
Savings deposits                                                           253              24            229
Time deposits                                                            1,227             470            757
Federal funds purchased and securities sold under
   agreements to repurchase                                                284            (326)           610
Other borrowed funds                                                       226             143             83
---------------------------------------------------------------------------------------------------------------
    Total interest expense                                               2,167             152          2,015
---------------------------------------------------------------------------------------------------------------
Net interest income                                                 $      450       $     344      $     106
---------------------------------------------------------------------------------------------------------------
Percentage change                                                        100.0%           76.4%          23.6%
---------------------------------------------------------------------------------------------------------------

(1)The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
(2)Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

NONINTEREST INCOME

Noninterest income totaled $5.0 million for the third quarter of 2005, an increase of $478 thousand or 10.5% compared to $4.5 million for the same period in the prior year. Noninterest income represents 21.3% of total revenue for the current quarter, a decrease of 89 basis points from 22.2% for the same period last year. The increase in noninterest income is due primarily to an increase in allotment processing fees of $461 thousand attributed to the FiNET acquisition during the fourth quarter of 2004, higher service charges and fees on deposit accounts of $220 thousand or 10.0%, and an increase in net gains on the sale of mortgage loans of $73 thousand or 64.0%. The increased net gains on the sale of mortgage loans is attributed to higher mortgage loans originated for sale of $5.8 million or 113.8% in the comparison and is mainly attributed to the operations of Pro Mortgage Partners, a mortgage company that was formed during 2004. The increase in service charges and fees on deposit accounts is due mainly to fees related to new deposit accounts resulting from the FiNET acquisition. Since this is a recent acquisition, the increase in service charges and fees related to these deposit accounts is expected to level off once there are comparable periods in the future.

Other service charges, commissions, and fees declined $151 thousand or 21.5% to $551 thousand from $702 thousand in the quarterly comparison. Credit card interchange fees are down $27 thousand or 63.8% as a result of lower fees earned on credit card transactions related to the sale of the Company's credit card portfolio earlier in 2005. Custodial safekeeping fees declined $32 thousand or 26.9%. Net gains on investment securities were down $102 thousand in the comparison since there were no sales in the current period. Income from company-owned life insurance was $329 thousand, a decrease of $34 thousand or 9.4% from $363 thousand in the third quarter of 2004. The decline is attributed to lower crediting rates on the underlying investments. Until recently, the underlying investments related to the company-owned life insurance have been repricing downward in a lower interest rate environment.

NONINTEREST EXPENSE

Total noninterest expenses were $11.5 million for the three months ended September 30, 2005, an increase of $514 thousand or 4.7% compared to the same period in 2004. The growth in noninterest expenses was partially alleviated by growth in noninterest income. The increase in noninterest expenses occurred in nearly every reported category and is generally attributed to the Company's business expansion during the last half of 2004. The most significant increase was salaries and employee benefits, which grew $226 thousand or 3.7% in the three-month comparisons as the average number of full time equivalent employees rose to 518 from 501. A significant portion of the increase in full time equivalent employees is attributed to the Citizens Bank (Kentucky), Inc. ("Citizens Georgetown") and FiNET acquisitions and additional employees at Pro Mortgage Partners. Salaries and related payroll taxes increased $224 thousand or 4.8% to $4.9 million due to increased personnel and normal salary increases. Noncash compensation expense related to the Company's nonqualified stock option plan declined $79 thousand or 100.0% due to the structure of the vesting schedule. All options for which the Company had previously recorded noncash compensation expense became fully vested during the fourth quarter of 2004. Therefore, there is no further noncash compensation expense recorded for these stock options. Employee benefit expenses increased $81 thousand or 6.3% due mainly to increased personnel.

Occupancy expense, net of rental income, increased $53 thousand or 7.2% and totaled $788 thousand for the quarter ended September 30, 2005. The increase was driven by the Company's business expansion activities that began during the final half of 2004. Equipment expenses were $682 thousand, an increase of $32 thousand or 4.9% that was also driven by business expansion. Data processing and communications expense rose $59 thousand or 5.7% to $1.1 million from $1.0 million. The increase is attributed to larger processing volumes in the comparison periods. All other noninterest expenses increased $144 thousand or 5.8% to $2.6 million from $2.5 million. Included in this increase is $118 thousand of net amortization expense of intangibles, including $123 thousand of customer relationship intangibles related to the Company's acquisition of FiNET in which there is no corresponding amount for the third quarter of 2004.

INCOME TAXES

Income tax expense for the third quarter of 2005 was $913 thousand, an increase of $186 thousand or 25.6% from the same period a year earlier. The effective federal income tax rate increased to 19.2% from 18.5% along with higher pretax income growth of $840 thousand or 21.4%. The change in the effective tax rate is due to increased revenues from taxable sources and a decrease in revenue from nontaxable investment securities.

             FIRST NINE MONTHS OF 2005 VS. FIRST NINE MONTHS OF 2004
             -------------------------------------------------------

Net income for the nine months ended September 30, 2005 was $11.8 million compared to net income of $10.4 million for the same period in 2004, an increase of $1.3 million or 12.9%. Basic and diluted net income per share was $1.74 and $1.73 for the current nine months, an increase of $.19 or 12.3% on both a basic and diluted per share basis compared to $1.55 and $1.54 for the prior year. The operating results related to FiNET acquired on October 8, 2004 and Citizens Georgetown acquired on July 1, 2004 are included in the financial results presented for the current nine-month period. Since these acquisitions occurred in the last half of 2004, the timing of these acquisitions have generally resulted in higher reported income and expense line items in the current nine-month period compared to the same period a year earlier. Net loans and deposits acquired from Citizens Georgetown on the date of purchase were $50.1 million and $62.4 million, respectively. Net assets acquired from FiNET on the date of purchase, primarily intangibles, were approximately $6.6 million.

The increase in net income for the nine months ended September 30, 2005 is primarily attributed to an increase in net interest income and a lower provision for loan losses partially offset by higher net noninterest expenses. Net interest income for the current nine months was $33.9 million, an increase of $2.0 million or 6.2% compared to $31.9 million during the same period in the prior year. The increase in net interest income in the nine-month comparison can be attributed to higher interest income, primarily on loans, which offset the growth in interest expense, mainly on deposits.

The provision for loans losses was $184 thousand for the current nine months, a decrease of $1.3 million or 87.6% in the nine-month comparison. The lower provision for loan losses is attributed to a $4.8 million reduction in nonperforming loans in the current nine-month period ended September 30, 2005 and the sale of the Company's credit card portfolio in the first quarter of
2005.  Nonperforming  loans include  nonaccrual loans,  restructured  loans, and loans past due 90 days or more in which interest is still accruing. Nonperforming loans and credit card loans typically have larger allowances due to their identified risk of loss characteristics.

Noninterest income increased $2.8 million or 22.1% in the nine-month comparison. The increase in noninterest income was led by higher allotment processing fees of $1.4 million or 227.3% and is attributed to the FiNET acquisition late during 2004. Other significant increases in noninterest income include service charges and fees on deposits of $1.0 million or 16.5%, gains on the sale of mortgage loans of $367 thousand or 160.3%, and a one-time gain of $700 thousand on the sale of the Company's $3.2 million credit card portfolio during the current nine months. Under the sale agreement, the Company continues to offer its customers credit cards via an agency arrangement with the purchaser. All existing credit card accounts on the purchase date remained active. Notable declines in noninterest income include income from company-owned life insurance of $230 thousand or 20.4% due to lower crediting rates on the underlying investments, lower service charges, commissions, and fees of $290 thousand or 14.0%, and lower securities gains of $170 thousand. Until recently, the underlying investments related to the company-owned life insurance have been repricing in a lower interest rate environment.

Noninterest expenses increased $4.1 million or 13.4% in the current nine months compared to the same period a year ago. These increases offset the $2.8 million higher amount of reported noninterest income. The increase in noninterest expenses occurred across a broad range of line items and is generally attributed to the Company's business expansion during the last half of 2004. The most significant increase was salaries and employee benefits, which grew $1.6 million or 9.3% in the comparison as the average number of full time equivalent employees rose to 517 from 475. Other significant increases include amortization of intangibles of $609 thousand, data processing and communication expenses of $301 thousand, and occupancy and equipment expenses of $537 thousand or 14.2%. Income tax expense increased $690 thousand or 26.8% as the effective federal income tax rate increased to 21.7% from 19.7% along with higher pretax income growth of $2.0 million or 15.7%.

ROA was 1.10% for the current nine-month period, an increase of 4 basis points compared to 1.06% reported for the same period in 2004. Significant factors that positively impacted ROA and their amount include the lower provision for loan losses of 13 basis points, higher noninterest income relative to average assets of 16 basis points, and a higher contribution from noninterest bearing sources of funds of 8 basis points. Significant factors that negatively impacted ROA include a lower net interest spread of 19 basis points and higher noninterest expenses relative to average assets of 13 basis points. ROE was 11.91% for the first nine months of 2005 compared to 11.00% for the same period of 2004. This represents an increase of 91 basis points and is attributed to a 46 basis point increase in financial leverage to 10.9% from 10.4% combined with the increase in net income. Financial leverage represents the degree in which borrowed funds, as opposed to equity, are used in the funding of assets.

NET INTEREST INCOME

The trend of the general interest rate environment in the current nine months ended September 30, 2005 compared to the same period a year earlier has been upward primarily as a result of short-term interest rate increases by the Fed. The Fed has increased short-term interest rates by 200 basis points in eight equal increments of 25 basis points since September 30, 2004. The effects of these rate increases by the Fed has generally led to higher average rates earned and paid on interest earning assets and interest bearing liabilities with a faster increase in the average rates paid on interest bearing liabilities due to their repricing characteristics.

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

The Company's tax equivalent yield on earning assets for the current nine months was 5.7%, an increase of 37 basis points from 5.4% in the same period a year ago. The cost of funds for the current nine months was 2.4%, an increase of 56 basis points compared to 1.8% in the same period a year earlier. A goal of the Company in the current interest rate environment is to increase earning assets while maintaining the current relatively low interest rates paid on interest bearing liabilities. The Company strives to accomplish this goal while providing excellent service to its customers and maintaining its core deposit base. Maintaining the relatively low cost of funds is becoming more difficult due to the recent rise in general interest rates and competitive market forces. Average earning assets increased $107 million or 9.1% to $1.3 billion in the nine month comparison, helped in part to the acquisition of Citizens Georgetown during the last half of 2004. As a percentage of total average assets, earning assets increased 13 basis points to 89.2% from 89.0%.

Interest income results from interest earned on earning assets, which primarily include loans and investment securities. Interest income is affected by volume (average balance), composition of earning assets, and the related rates earned on those assets. Total interest income for the first nine months of 2005 was $53.4 million, an increase of $7.8 million or 17.1% from the same period in the previous year. The growth in interest income was mainly attributed to higher interest income on loans, which was due to both an increase in average balances outstanding and an increase in the average rate earned. The increase in average loan balances outstanding resulting from both the Citizens Georgetown acquisition in July, 2004 and internally generated loan growth. The Company's tax equivalent yield on earning assets for the current period was 5.7%, an increase of 37 basis points compared to the same period a year ago.

Interest and fees on loans was $43.0 million, an increase of $6.7 million or 18.4% due to higher average loan balances outstanding along with an increase in the average rate earned. Average loans increased $89.3 million or 11.2% to $890 million in the comparison due to higher loan demand in what remains a relatively low interest rate environment and, to a lesser extent, the loans acquired in the Citizens Georgetown acquisition. On July 1, 2004, the Company purchased approximately $50.1 million in loans related to the Citizens Georgetown acquisition. The tax equivalent yield on the loan portfolio increased 40 basis points to 6.5% from 6.1% in the nine-month comparison. Interest on taxable securities was $6.0 million, a decrease of $35 thousand or less than 1.0% in the comparison as a $17.9 million decrease in the average balance outstanding more than offset a 23 basis point increase in the average rate earned. Interest on nontaxable securities was relatively unchanged and totaled $2.9 million in the current and comparable period a year ago. Interest on short-term investments, including time deposits in other banks, federal funds sold, and securities purchased under agreements to resell, increased $1.2 million due to a 183 basis point increase in the average rate earned to 2.9% from 1.1% coupled with an increase in the average balance outstanding of $35.6 million or 118.9% to $65.5 million from $29.9 million. The higher average rate earned on short-term investments correlates to the increases in general market interest rates resulting from the Fed's increase of short-term interest rates over the last year while the increase in the average balance is attributed to the overall net funding position of the Company and, to a lesser extent, the impact of the $25.0 million proceeds from the Company's trust preferred securities offering during the third quarter of 2005. These proceeds will remain invested in short-term investments until they are used to fund the cash portion of the Citizens acquisition that is expected to close in the fourth quarter of 2005.

Interest expense results from incurring interest on interest bearing liabilities, which include interest bearing deposits, federal funds purchased and securities sold under agreements to repurchase, and other borrowed funds. Interest expense is affected by volume, composition of interest bearing liabilities, and the related rates paid on those liabilities. Total interest expense was $19.5 million for first nine months of 2005, an increase of $5.8 million or 42.8% from the same period in the prior year. Interest expense increased primarily as a result of higher average rates paid throughout the entire deposit portfolio, with an increase in average balances outstanding of certain deposit categories, particularly time deposits, also contributing to the increase. The Company's cost of funds was 2.4% for the nine months ending September 30, 2005, an increase of 56 basis points from 1.8% for the prior year. The increase in cost of funds was led by a 165 basis point increase in federal funds purchased and securities sold under agreements to repurchase, which generally reprice more quickly than other interest bearing sources of funds and correlates with the increase in general short-term market interest rates.

Interest  expense on time  deposits,  the largest  component  of total  interest expense, increased $3.3 million or 36.6% to $12.4 million. The increase was driven mainly by a $86.6 million or 19.6% higher average balance outstanding in the current nine-month period that was boosted by the promotion of the FlexSpender certificate of deposit product beginning during the last half of 2004 and into 2005 and the effect of $62.4 million additional deposits from the Citizens Georgetown acquisition in July, 2004. In addition, the average rate paid on time deposits increased 40 basis points to 3.1% from 2.7% a year earlier. Interest expense on savings deposits and interest bearing demand deposits increased $576 thousand or 46.0% and $726 thousand or 78.4%, respectively. These increases were due almost entirely to an increase in the average rates paid on savings and interest bearing demand deposits of 37 basis points or 41.6% and 40 basis points or 76.9%, respectively. The increase in average rates paid follows upward movement in general short-term market interest rates between the comparable periods. The average outstanding balances of savings and interest bearing demand deposits grew $5.5 million or 2.9% and $2.2 million or .9%, respectively.

The net interest margin (TE) decreased 11 basis points to 3.70% during the first nine months of 2005 compared to 3.81% in the same period of 2004. The decrease in net interest margin is primarily attributed to a 19 basis point decline in the spread between rates earned on earning assets and the rates paid on interest bearing liabilities to 3.37% in the current period from 3.56% in the comparable period in 2004. The effect of noninterest bearing sources of funds offset the 19 basis point lower spread by 8 basis points, resulting in the decrease in net interest margin. The effect of noninterest bearing sources of funds on net interest margin typically increases in a rising rate environment.

The following tables present an analysis of net interest income for the nine months ended September 30.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:  INTEREST RATES AND INTEREST DIFFERENTIAL
-----------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30,                               2005                                         2004
-----------------------------------------------------------------------------------------------------------------------------------
                                              Average                        Average       Average                       Average
(In thousands)                                Balance         Interest        Rate         Balance        Interest         Rate
-----------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Investment securities
  Taxable                                   $    233,310     $     6,044       3.46%    $    251,213      $   6,079        3.23%
  Nontaxable(1)                                   95,067           4,268       6.00           95,204          4,329        6.07
Time deposits with banks, federal
   funds sold and securities purchased
   under agreements to resell                     65,536           1,436       2.93           29,934            247        1.10
Loans(1,2,3)                                     889,521          43,239       6.50          800,269         36,554        6.10
-----------------------------------------------------------------------------------------------------------------------------------
   Total earning assets                        1,283,434     $    54,987       5.73%       1,176,620      $  47,209        5.36%
-----------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses                        (12,308)                                    (12,063)
-----------------------------------------------------------------------------------------------------------------------------------
   Total earning assets, net of
   allowance for loan losses                   1,271,126                                   1,164,557
-----------------------------------------------------------------------------------------------------------------------------------
NONEARNING ASSETS
Cash and due from banks                           78,609                                      90,450
Premises and equipment, net                       27,583                                      25,136
Other assets                                      62,181                                      41,462
-----------------------------------------------------------------------------------------------------------------------------------
   Total assets                             $  1,439,499                                $  1,321,605
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST BEARING LIABILITIES
Deposits
  Interest bearing demand                   $    241,026     $     1,652        .92%    $    238,853      $     926         .52%
  Savings                                        194,319           1,829       1.26          188,795          1,253         .89
  Time                                           529,843          12,425       3.14          443,194          9,096        2.74
Federal funds purchased and
   securities sold under agreements
   to repurchase                                  78,101           1,706       2.92           82,682            784        1.27
Other borrowed funds                              60,529           1,851       4.09           56,155          1,567        3.73
-----------------------------------------------------------------------------------------------------------------------------------
   Total interest bearing liabilities          1,103,818     $    19,463       2.36%       1,009,679      $  13,626        1.80%
-----------------------------------------------------------------------------------------------------------------------------------
NONINTEREST BEARING LIABILITIES
Commonwealth of Kentucky deposits                 38,689                                      36,780
Other demand deposits                            152,498                                     139,701
Other liabilities                                 12,033                                       8,526
-----------------------------------------------------------------------------------------------------------------------------------
   Total liabilities                           1,307,038                                   1,194,686
-----------------------------------------------------------------------------------------------------------------------------------
   Shareholders' equity                          132,461                                     126,919
-----------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders'
   equity                                   $  1,439,499                                $  1,321,605
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                               35,524                                     33,583
TE basis adjustment                                               (1,622)                                    (1,647)
-----------------------------------------------------------------------------------------------------------------------------------
   Net interest income                                       $    33,902                                  $  31,936
-----------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                            3.37%                                        3.56%
Impact of noninterest bearing sources
   of funds                                                                     .33                                          .25
-----------------------------------------------------------------------------------------------------------------------------------
Net interest margin                                                            3.70%                                        3.81%
-----------------------------------------------------------------------------------------------------------------------------------

(1)Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
(2)Loan balances include principal balances on nonaccrual loans.
(3)Loan fees included in interest income amounted to $1.7 million and $1.8 million in 2005 and 2004, respectively.

ANALYSIS OF CHANGES IN NET INTEREST INCOME (TAX EQUIVALENT BASIS)
--------------------------------------------------------------------------------------------------------------
(In thousands)                                                       Variance          Variance Attributed to
Nine Months Ended September 30,                                     2005/2004(1)        Volume            Rate
--------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Taxable investment securities                                      $       (35)    $     (596)    $       561
Nontaxable investment securities(2)                                        (61)            (7)            (54)
Time deposits with banks, federal funds sold and
   securities purchased under agreements to resell                       1,189            496             693
Loans(2)                                                                 6,685          4,210           2,475
--------------------------------------------------------------------------------------------------------------
    Total interest income                                                7,778          4,103           3,675
--------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest bearing demand deposits                                           726              8             718
Savings deposits                                                           576             38             538
Time deposits                                                            3,329          1,906           1,423
Federal funds purchased and securities sold under
   agreements to repurchase                                                922            (74)            996
Other borrowed funds                                                       284            127             157
--------------------------------------------------------------------------------------------------------------
    Total interest expense                                               5,837          2,005           3,832
--------------------------------------------------------------------------------------------------------------
Net interest income                                                $     1,941     $    2,098     $      (157)
--------------------------------------------------------------------------------------------------------------
Percentage change                                                        100.0%         108.1%          (8.1)%
--------------------------------------------------------------------------------------------------------------

(1)The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
(2)Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

NONINTEREST INCOME
------------------

Noninterest income totaled $15.7 million for the first nine months of 2005, an increase of $2.8 million or 22.1% compared to $12.9 million for the same period in the prior year. Noninterest income represents 22.7% of total revenue for the current nine months, an increase of 72 basis points from 22.0% for the same period last year. The increase in noninterest income is due primarily to an increase in allotment processing fees of $1.4 million or 227.3% attributed to the FiNET acquisition late during 2004, higher service charges and fees on deposit accounts of $1.0 million or 16.5%, an increase in net gains on the sale of mortgage loans of $367 thousand or 160.3%, and a one-time $700 thousand gain on the sale of the Company's $3.2 million credit card portfolio during the current nine months. The increased net gains on the sale of mortgage loans is attributed to higher mortgage loans originated for sale of $12.8 million or 88.3% in the comparison and is mainly attributed to the operations of Pro Mortgage Partners, a mortgage company that was formed during 2004. The increase in service charges and fees on deposit accounts is due mainly to additional fees related to new deposit accounts resulting from the FiNET acquisition during the fourth quarter of 2004. Since this is a recent acquisition, the increase in service charges and fees related to these deposit accounts is expected to level off once there are comparable periods in the future.

Other service charges, commissions, and fees declined $290 thousand or 14.0% to $1.8 million from $2.1 million in the nine-month comparison. Credit card interchange fees are down $77 thousand or 44.8% as a result of lower fees earned on credit card transactions related to the sale of the Company's credit card portfolio earlier in 2005. Other declines in service charges, commissions, and fees occurred over a broad range of categories, with no significant decline in any other single category. Net gains on the sale of investment securities were down $170 thousand or 101.8% due to lower sales activity in the current period. Income from company-owned life insurance was $900 thousand, a decrease of $230 thousand or 20.4% from $1.1 million in the prior year. The decline is attributed to lower crediting rates on the underlying investments. Until recently, the underlying investments related to the company-owned life insurance have been repricing downward in a lower interest rate environment.

NONINTEREST EXPENSE
-------------------

Total noninterest expenses were $34.4 million for the nine months ended September 30, 2005, an increase of $4.1 million or 13.4% compared to the same period in 2004. The increase in noninterest expenses are mainly a result of the Citizens Georgetown and FiNET acquisitions and the expansion of banking operations into the Lexington, Kentucky market, all of which occurred during the last six months of 2004. The largest increase in noninterest expenses was salaries and employee benefits, which rose $1.6 million or 9.3% as the average number of full time equivalent employees increased 8.9% to 517 from 475 in the nine-month comparison. A significant portion of the increase in full time equivalent employees is attributed to the Citizens Georgetown and FiNET acquisitions and additional employees at Pro Mortgage Partners. Salaries and related payroll taxes increased $1.6 million or 11.9% to $14.7 million due to increased personnel and normal salary increases. Noncash compensation expense related to the Company's nonqualified stock option plan declined $217 thousand or 100.0% due to the structure of the vesting schedule. All options for which the Company had previously recorded noncash compensation expense became fully vested during the fourth quarter of 2004. Therefore, there is no further noncash compensation expense recorded for these stock options. Employee benefit expenses increased $213 thousand or 6.1% due mainly to higher health care costs.

Occupancy expense, net of rental income, increased $246 thousand or 12.1% to $2.3 million for the nine months ended September 30, 2005. The increase was driven by the Company's business acquisitions and expansion during the final half of 2004. Equipment expenses were $2.0 million, an increase of $291 thousand or 16.6% that was also driven by business expansion. Data processing and communications expense rose $301 thousand or 10.3% to $3.2 million from $2.9 million. The increase is mainly attributed to higher processing volumes in the comparison periods. All other noninterest expenses increased $1.7 million or 24.7% to $8.4 million from $6.7 million. Included in this increase is $369 thousand of amortization expense of core deposit intangibles and $241 thousand of customer relationship intangibles related to the timing of the Company's acquisition activity during 2004. Additionally, there was an increase in auditing expenses of approximately $223 thousand in the current nine-month period compared to the same period in 2004 driven by Sarbanes-Oxley compliance, a $378 thousand increase in net expenses attributed to the Company's foreclosed real estate properties, and increases in other general expenses relating to the Company's acquisitions and business expansion activity during 2004. The increase in net expenses attributed to the Company's foreclosed real estate properties is unusually high since there were approximately $142 thousand in net gains reported in the comparable period a year earlier.

INCOME TAXES
------------

Income tax expense for the first nine months of 2005 was $3.3 million, an increase of $690 thousand or 26.8% from the same period a year earlier. The effective tax rate increased 191 basis points to 21.7% from 19.7% along with higher pretax income growth of $2.0 million or 15.7%. The increase in the effective tax rate is due to increased revenues from taxable sources and a decrease in revenue from nontaxable investment securities.

FINANCIAL CONDITION

Total assets were $1.5 billion on September 30, 2005, an increase of $85.8 million or 6.1% from year-end 2004. The growth in assets was the result of a $71.9 million or 90.7% increase in cash and cash equivalents, a $22.4 million or 2.6% increase in net loans, and a $7.3 million or 8.6% net increase in other assets, partially offset by a decline in investment securities of $15.7 million or 4.3%. The $7.3 million higher other assets total is due mainly to an increase in other real estate owned of $5.4 million or 144.0% and is related primarily to a single credit. The increase in total assets correlates to additional net funding sources, primarily $55.6 million or 4.9% in additional deposits and $25.8 million in subordinated notes payable related to the Company's trust preferred securities offering during the current quarter. The increase in deposits is mainly due to higher noninterest bearing deposits of $62.7 million or 36.2% and is related primarily to deposit activity of the Commonwealth of Kentucky. The higher noninterest bearing deposit totals was partially offset by a $7.1 million or .7% decline in interest bearing deposits. Total shareholders' equity increased $3.3 million or 2.5% due mainly to net income of $11.8 million partially offset by dividends paid to shareholders of $6.7 million and unrealized losses on the investment securities portfolio of $1.8 million, net of tax effect.

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

On an average basis, total assets were $1.4 billion for the first nine months of 2005, an increase of $91.9 million or 6.8% from year-end 2004. Average earning assets, primarily loans and securities, were $1.3 billion at September 30, 2005, an increase of $82.7 million or 6.9% from year-end 2004. Average earning assets represent 89.2% of total average assets for the nine-month period ended September 30, 2005, an increase of 6 basis points compared to 89.1% for year-end 2004.

LOANS
-----

Loans, net of unearned income, totaled $898 million at September 30, 2005, an increase of $20.8 million or 2.4% from year-end 2004. The composition of the loan portfolio is summarized in the table below.

--------------------------------------------------------------------------------
                                      September 30, 2005       December 31, 2004
(Dollars in thousands)                 Amount       %           Amount        %
--------------------------------------------------------------------------------

Commercial, financial,
   and agriculture                   $  130,367    14.5%    $   134,016    15.3%
Real estate - construction               76,548     8.5          63,156     7.2
Real estate mortgage - residential      312,567    34.8         313,711    35.8
Real estate mortgage farmland and
   other commercial enterprises         276,536    30.8         251,094    28.6
Installment                              64,351     7.2          75,271     8.6
Lease financing                          37,174     4.2          39,457     4.5
--------------------------------------------------------------------------------
   Total                             $  897,543   100.0%    $   876,705   100.0%
--------------------------------------------------------------------------------

On average, loans represented 69.3% of earning assets during the current nine month period compared to 68.2% for year-end 2004. As loan demand fluctuates, the available funds are reallocated between loans and lower earning temporary investments or investment securities, which typically involve a decrease in credit risk and lower yields.

ALLOWANCE FOR LOAN LOSSES
-------------------------

The allowance for loan losses was $11.3 million at September 30, 2005, a decrease of $1.5 million or 12.0% from the prior year-end. The allowance for loan losses was 1.26% of loans net of unearned income at September 30, 2005, a decrease of five and 20 basis points from 1.31% and 1.46% at June 30, 2005 and December 31, 2004, respectively. The provision for loan losses decreased $418 thousand or 62.8% and $1.3 million or 87.6% in the current three-month and nine-month periods, respectively, compared to the same periods in 2004. The decrease in the provision for loan losses for the current three and nine months is related to a $442 thousand and $4.8 million reduction in nonperforming loans in the current three and nine-month periods ended September 30, 2005 and the sale of the Company's $3.2 million credit card portfolio during the first quarter of 2005. These factors contributed to a lower allowance for loans losses at September 30, 2005. Nonperforming loans include nonaccrual loans and loans past due 90 days or more in which interest is still accruing. Nonperforming loans and credit card loans typically have larger allowances due to their identified risk of loss characteristics.

The Company had net charge-offs of $754 thousand and $1.7 million in the current three and nine months of 2005, respectively, compared to net charge-offs of $797 thousand and $1.5 million during the same periods of 2004. Annualized net charge-offs represent .33% and .26% of average net loans for three and nine months ended September 30, 2005, respectively compared to .32% at year-end 2004. The allowance for loan losses as a percentage of nonperforming loans totaled 217.0% and 203.9% at September 30, 2005 and December 31, 2004, respectively. Management continues to emphasize collection efforts and evaluation of risks within the loan portfolio.

NONPERFORMING ASSETS
--------------------

Nonperforming assets for the Company include nonperforming loans, other real estate owned, and other foreclosed assets. Nonperforming assets totaled $14.4 million at September 30, 2005, an increase of $585 thousand or 4.2% from the prior year-end. Nonperforming loans totaled $5.2 million at September 30, 2005 a decrease of $4.8 million or 48.2% compared to $10.0 million at year-end 2004. The decline in nonperforming loans was driven primarily by two extensions of credit secured by real estate. One involves a balance of approximately $1.3 million to a financially trouble builder secured by multifamily residential real estate, the other relates to approximately $1.4 million secured by commercial real estate. The underlying collateral securing the credit to the financially troubled builder was transferred to the Company through foreclosure during the first quarter of 2005. The $1.4 million commercial real estate credit was collected in the first quarter of 2005. Nonperforming loans represent .6% of loans net of unearned income at September 30, 2005, a decrease of 56 basis points from 1.1% compared to year-end 2004.

Other real estate owned was $9.1 million at September 30, 2005. This represents an increase of $5.4 million or 144.0% compared to $3.7 million at year-end 2004. The increase is attributed mainly to the transfer of $6.3 million of residential real estate to the Company through foreclosure related to the previously disclosed financially troubled builder.

TEMPORARY INVESTMENTS
---------------------

Temporary investments consist of interest bearing deposits in other banks and federal funds sold and securities purchased under agreements to resell. The Company uses these funds in the management of liquidity and interest rate sensitivity. At September 30, 2005, temporary investments were $40.0 million, an increase of $3.1 million or 8.5% compared to $36.8 million at year-end 2004. Temporary investments averaged $65.5 million during the first nine months of 2005, an increase of $25.0 million or 61.7% from year-end 2004. The increase is primarily a result of the Company's net funding position, which was driven by an increase in average interest bearing deposits of $72.7 million or 8.1% and, to a lesser extent, the impact of the $25.0 million proceeds from the Company's trust preferred securities offering during the third quarter of 2005. Temporary investments are reallocated as loan demand and other investment alternatives present the opportunity.

INVESTMENT SECURITIES
---------------------

The investment securities portfolio is comprised primarily of U.S. Government agency securities, mortgage-backed securities, and tax-exempt securities of states and political subdivisions. Total investment securities were $353 million on September 30, 2005, a decrease of $15.7 million or 4.3% from year-end 2004.

Total investment securities averaged $328 million for the current nine-month period, a decrease of $12.9 million or 3.8% from the average 2004 year-end balance. The decrease in average investment securities was driven by a $38.4 million net decline in mortgage-backed securities, which was partially offset by net additional purchases of U.S. Government agency securities averaging $28.8 million during the current nine-month period. The Company had a net unrealized loss on available for sale investment securities of $1.7 million at September 30, 2005, a decrease of $2.8 million compared to a net unrealized gain of $1.1 million at year-end 2004. The decrease in the current nine-month period is due primarily to the impact of changing economic conditions, including an increase in short-term market interest rates that have generally lowered the value of the investment portfolio at the end of the current period. As overall market interest rates have drifted higher in the current period, the portfolio has declined in value. Market values of fixed rate investments are inversely related to changes in market interest rates.

COMPANY-OWNED LIFE INSURANCE
----------------------------

Company-owned life insurance totaled $27.9 million at September 30, 2005, an increase of $875 thousand or 3.2% from $27.0 million at year-end 2004. Income from company-owned life insurance was $329 thousand and $900 thousand for the three and nine months ended September 30, 2005, respectively. This represents a decrease of $34 thousand or 9.4% and $230 thousand or 20.4% in the three and nine-month comparisons. The decline is due to lower crediting rates on the underlying investments. Until recently, the underlying investments related to the company-owned life insurance have been repricing downward in a lower interest rate environment.

DEPOSITS
--------

The Company's primary source of funding for its lending and investment activities results from its customer deposits, which consist of noninterest and interest bearing demand, savings, and time deposits. On September 30, 2005, deposits totaled $1.2 billion, an increase of $55.6 million or 4.9% from year-end 2004. The growth in deposits was due to a $62.7 million or 36.2% increase in noninterest bearing deposits partially offset by a $7.1 million or ..7% decline in interest bearing deposits. The increase in noninterest bearing
deposits  is  attributed  to  $58.7  million  higher  balance   related  to  the
Commonwealth of Kentucky. Excluding the Commonwealth of Kentucky deposits, noninterest bearing deposits increased $4.1 million or 2.7% in the comparison. The net decrease in interest bearing deposits include higher time deposits of $28.0 million or 5.4%, offset by lower savings deposit balances of $8.9 million or 4.3% and lower interest bearing demand deposits of $26.2 million or 10.6%. Time deposits grew primarily as a result of a net additional $24.4 million of FlexSpender certificate of deposit accounts opened during the nine months ended September 30, 2005. The Company anticipates that the growth of FlexSpender accounts will diminish since marketing efforts to sell this product have been scaled back. The decrease in interest bearing demand deposits was led by a decline in a relatively few larger-balance deposit accounts. Average total deposits were $1.2 billion for the first nine months of 2005, an increase of $83.9 million or 7.8% compared to the average for the twelve months ended
December  31,  2004.  Net  increases  in  average   deposits  were  as  follows:
noninterest bearing demand of $11.2 million or 6.2%; savings accounts of $3.2 million or 1.7%; and time deposits of $70.5 million or 15.4%. Average interest bearing demand deposits declined $1.0 million or .4% in the current nine-month period compared to the average for the twelve months ended December 31, 2004. The increase in average time deposits is attributed to the growth in FlexSpender certificate of deposits, which were introduced during 2004.

BORROWED FUNDS
--------------

Borrowed funds totaled $140 million at September 30, 2005, an increase of $25.8 million or 22.5% from $115 million at year-end 2004. The increase is due to the issuance of subordinated notes payable in the amount of $25.8 million to two separate trusts sponsored by the Company's in connection with its private offering of trust preferred securities as discussed previously in Note 7 to the Companies unaudited consolidated financial statements of this Form 10-Q.

LIQUIDITY

The Parent Company's primary use of cash consists of dividend payments to its common shareholders, purchases of its common stock, corporate acquisitions, and other general operating purposes. Liquidity of the Parent Company depends primarily on the receipt of dividends from its subsidiary banks and cash balances maintained. As of September 30, 2005 combined retained earnings of the subsidiary banks were $56.3 million, of which $7.0 million was available for the payment of dividends to the Parent Company without obtaining prior approval from bank regulatory agencies. As a practical matter, payment of future dividends is also subject to the maintenance of capital ratio requirements. Management expects that in the aggregate, its subsidiary banks will continue to have the ability to pay dividends in order to provide funds to the Parent Company during the remainder of 2005 sufficient to meet its liquidity needs. The Parent Company had cash balances of $31.6 million at September 30, 2005, an increase of $20.8 million or 193.0% from $10.8 million at year-end 2004. The $20.8 million increase in cash at the Parent Company is due primarily to the proceeds from the issuance of trust preferred securities as described earlier, partially offset by $6.7 million in dividends paid to the Company's shareholders and for the payment of general operating expenses. The Company received approximately $3.8 million in dividends from its affiliated banks, which partially offset cash outflows for dividend payments and operating expenses.

The Company's objective as it relates to liquidity is to ensure that the subsidiary banks have funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability. In order to maintain a proper level of liquidity, the subsidiary banks have several sources of funds available on a daily basis that can be used for liquidity purposes. Those sources of funds include the subsidiary banks' core deposits, consisting of both business and nonbusiness deposits; cash flow generated by repayment of principal and interest on loans and investment securities; FHLB borrowings; and federal funds purchased and securities sold under agreements to repurchase. While maturities and scheduled amortization of loans and investment securities are generally a predictable source of funds, deposit outflows and mortgage prepayments are influenced significantly by general interest rates, economic conditions, and competition in our local markets. As of September 30, 2005 the Company had approximately $179 million in additional borrowing capacity under various FHLB and federal funds borrowing agreements with unaffiliated entities. However, there is no guarantee that these sources of funds will continue to be available to the Company, or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in our liquidity from these sources.

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

Liquid assets consist of cash, cash equivalents, and securities available for sale. At September 30, 2005, such assets totaled $488 million, an increase of $59.3 million or 13.8% from year-end 2004. The increase in liquid assets is attributed to the overall funding position of the Company and was led by the increase in deposits received from the Commonwealth of Kentucky. Net cash provided by operating activities was $5.9 million in the first nine months of 2005, a decline of $7.1 million or 54.8% compared $13.0 million for the same period a year earlier. The decrease in net cash provided by operating activities in the comparable period is attributed to the effect of an increase in other assets, primarily a $5.4 million higher balance of other real estate owned, and higher net mortgage loans originated for sale and sold of $1.5 million. Net cash used in investing activities was $8.7 million in the current nine-month period compared to $14.1 million in the same period last year. This represents an increase in net cash provided by investing activities of $5.4 million in the nine-month comparable periods. The most significant items include $47.4 million lower net cash flows provided by investment securities activities offset by a $46.1 million increase in cash flow from loans originated for investment, net of principal collected, and higher cash flows of $5.8 million attributed to net cash used in the acquisition of Citizens Georgetown in the comparable period last year. Net cash provided by financing activities was $74.8 million for the nine months ended September 30, 2005 compared to $22.5 million net cash used in the same nine-month period a year earlier. This represents an increase in cash flows of $97.3 million in the comparison and is related mainly to $75.0 million attributed to increased deposit activity and $25.8 million related to the trust preferred securities offering, partially offset by $5.7 million related to lower federal funds purchased and securities sold under agreements to repurchase activity in the comparable periods.

Commitments  to  extend  credit  are  considered  in  addressing  the  Company's
liquidity  management.   The  Company  does  not  expect  these  commitments  to
significantly effect the liquidity position in future periods.

CAPITAL RESOURCES

Shareholders' equity was $135 million on September 30, 2005. This represents an increase of $3.3 million or 2.5% from year-end 2004 due mainly to an increase in retained earnings of $5.1 million or 3.4%. Retained earnings increased as a result of $11.8 million in net income offset by $6.7 million, or $.99 per share, in dividends declared during the current nine-month period. The Company issued 18 thousand and 5 thousand shares of common stock during the current nine months pursuant to its nonqualified stock option plan and ESPP, respectively. The issuance of these shares increased shareholders' equity by $605 thousand. The Company purchased approximately 16 thousand shares of its outstanding common stock at a total cost of $526 thousand during the current nine-month period of 2005.

Accumulated other comprehensive loss, consisting of net unrealized holding losses on available for sale securities (net of tax), was $1.1 million at September 30, 2005, a decrease of $1.8 million from year-end 2004. The decrease is due primarily to the impact of changing economic conditions, including an increase in short-term market interest rates that have generally lowered the value of the investment portfolio at the end of the current period. As overall market rates have drifted higher in the current period, the portfolio has declined in value. Market values of fixed rate investments are inversely related to changes in market interest rates.

Consistent with the objective of operating a sound financial organization, the Company's goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios as of September 30, 2004, the regulatory minimums and the regulatory standard for a "well capitalized" institution are as follows.

                            Farmers Capital       Regulatory           Well
                           Bank Corporation         Minimum         Capitalized
-------------------------------------------------------------------------------
Tier 1 risk based               15.15%               4.00%             6.00%
Total risk based                16.30%               8.00%            10.00%
Leverage                        10.39%               4.00%             5.00%

As of September 30, 2005, all of the Company's subsidiary banks were in excess of the well-capitalized regulatory ratio requirements as calculated under guidelines established by federal banking agencies.

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

At September 30, 2005, the model indicated that if rates were to gradually increase by 75 basis points during the remainder of the calendar year, then net interest income and net income would increase .20% and .42%, respectively for the year ending December 31, 2005. The model indicated that if rates were to gradually decrease by 75 basis points over the same period, then net interest income and net income would decrease .79% and 1.70%, respectively.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of September 30, 2005, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material effect upon the consolidated financial statements of the Company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of common stock repurchased by the Company during the quarter ended September 30, 2005.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                Total Number of Shares        Maximum Number of
                                                                                 Purchased as Part of      Shares that May Yet Be
                                        Total Number of      Average Price        Publicly Announced         Purchased Under the
               Period                  Shares Purchased     Paid per Share        Plans or Programs           Plans or Programs
------------------------------------------------------------------------------------------------------------------------------------
July 1, 2005 to July 31, 2005                                                                                      180,708
------------------------------------------------------------------------------------------------------------------------------------
August 1, 2005 to August 31, 2005             226              $   32.21                 226                       180,482
------------------------------------------------------------------------------------------------------------------------------------
September 1, 2005 to September 30, 2005                                                                            180,482
------------------------------------------------------------------------------------------------------------------------------------
    Total                                     226              $   32.21                 226
------------------------------------------------------------------------------------------------------------------------------------
On January 27, 2003, the Company's  Board of Directors  authorized  the purchase of up to 300,000  shares of the Company's outstanding common stock.  No stated expiration date was established under this plan.



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

     31.1 CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (page 33)

     31.2 CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (page 34)

     32 CEO & CFO Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (page 35)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  November 3, 2005             /s/ G. Anthony Busseni
      ----------------------------  --------------------------------------------
                                    G. Anthony Busseni,
                                    President and CEO
                                    (Principal Executive Officer)


Date:  11-3-05                      /s/ Doug Carpenter
      ----------------------------  --------------------------------------------
                                    C. Douglas Carpenter,
                                    Vice President, Secretary, and CFO
                                    (Principal Financial and Accounting Officer)