Form 10-K
period 2005-12-31
FARMERS CAPITAL BANK CORP
filed 2006-03-14
CIK 713095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-14412

Farmers Capital Bank Corporation
 (Exact name of registrant as specified in its charter)

Kentucky	61-1017851

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

P.O. Box 309, 202 West Main St., Frankfort, Kentucky	40601

(Address of principal executive offices)	(Zip Code)

        Registrant’s telephone number, including area code: (502) 227-1600

        Securities registered pursuant to Section 12(b) of the Act:

None	None

(Title of each class)	(Name of each exchange on which registered)

        Securities registered pursuant to Section 12(g) of the Act:

Common Stock — $ ..125 per share Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ ]  No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]     Accelerated filer [X]     Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes [ ]  No [X]

The aggregate market value of the registrant’s outstanding voting stock held by non-affiliates on June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was $234,830,726.

As of March 9, 2006 there were 7,380,730 shares outstanding.

Documents incorporated by reference:

Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2006 Annual Meeting of Shareholders are incorporated by reference into Part III.

An index of exhibits filed with this Form 10-K can be found on page 68.

FARMERS CAPITAL BANK CORPORATION
FORM 10-K
INDEX

PART I

Item 1. Business

Organization

Farmers Capital Bank Corporation (the “Registrant” or the “Company”) is a financial holding company. The Registrant was originally formed as a bank holding company under the Bank Holding Company Act of 1956, as amended, on October 28, 1982 under the laws of the Commonwealth of Kentucky. During 2000, the Registrant elected to change from a bank holding company to a financial holding company (see discussion in Supervision and Regulation section of this report). The Registrant’s subsidiaries provide a wide range of banking and bank-related services to customers throughout Central and Northern Kentucky. The bank subsidiaries owned by the Registrant include Farmers Bank & Capital Trust Co. (“Farmers Bank”), Frankfort, Kentucky; United Bank & Trust Co. (“United Bank”), Versailles, Kentucky; Lawrenceburg National Bank (“Lawrenceburg Bank”), Harrodsburg, Kentucky; First Citizens Bank, Elizabethtown, Kentucky; Farmers Bank and Trust Company (“Farmers Georgetown”), Georgetown, Kentucky; Kentucky Banking Centers, Inc. (“Ky. Banking Centers”), Glasgow, Kentucky; and Citizens Bank of Northern Kentucky, Inc. (“Citizens Northern”), Newport, Kentucky.

The Registrant also owns FCB Services, Inc., (“FCB Services”), a nonbank data processing subsidiary located in Frankfort, Kentucky; Kentucky General Life Insurance Company, Inc., (“Kentucky General Life”), an inactive nonbank insurance agency subsidiary located in Frankfort, Kentucky; Kentucky General Holdings, LLC, (“Kentucky General”), in Frankfort, Kentucky, which holds a 50% voting interest in KHL Holdings, LLC. KHL Holdings acquired a 100% interest in Kentucky Home Life Insurance Company effective January 1, 2005; Citizens Acquisition Subsidiary Corporation (“Citizens Acquisition”), the one-bank holding Company of Citizens Northern and Citizens Financial Services (“Citizens Financial”); and Farmers Capital Bank Trust I and Farmers Capital Bank Trust II, which are unconsolidated trusts established during 2005 to complete the private offering of trust preferred securities.

The Registrant provides a broad range of financial services to individuals, corporations, and others through its 33 banking locations in 22 communities throughout Central and Northern Kentucky. These services primarily include the activities of lending and leasing, receiving deposits, providing cash management services, safe deposit box rental, and trust activities. Operations are managed and financial performance is evaluated at the subsidiary level. The Registrant’s chief decision makers monitor the results of the various banking products and services of its subsidiaries. The Registrant’s chief decision makers monitor the results of the various banking products and services of its subsidiaries. Accordingly, all of the Registrant’s operations are considered by management to be aggregated in one reportable operating segment: commercial and retail banking. As of December 31, 2005, the Registrant had $1.7 billion in consolidated assets.

Organization Chart

Subsidiaries of Farmers Capital Bank Corporation are indicated in the table that follows. Percentages reflect the ownership interest held by the parent company of each of the subsidiaries. Tier 2 subsidiaries are direct subsidiaries of Farmers Capital Bank Corporation. Tier 3 subsidiaries are direct subsidiaries of the Tier 2 subsidiary listed immediately above them. Tier 4 subsidiaries are direct subsidiaries of the Tier 3 subsidiary listed immediately above them.

Tier	Entity
1	Farmers Capital Bank Corporation, Frankfort KY
2	United Bank & Trust Co., Versailles KY 100%
3	EV Properties, Inc., Versailles KY 100%
2	Lawrenceburg National Bank, Harrodsburg KY 100%
2	Farmers Bank & Capital Trust Co., Frankfort KY 100%
3	Farmers Bank Realty Co., Frankfort KY 100%
3	Leasing One Corporation, Frankfort KY 100%
3	EG Properties, Inc., Frankfort KY 100%
3	Austin Park Apartments, LTD, Frankfort KY 99%
3	Frankfort Apartments II, LTD, Frankfort KY 99.9%
3	Farmers Capital Insurance Corp., Frankfort KY 100%
4	Farmers Fidelity Insurance Agency, LLP, Lexington KY 50%
2	Kentucky Banking Centers, Inc., Glasgow KY 100%
2	First Citizens Bank, Elizabethtown KY 100%
3	EH Properties, Inc., Elizabethtown KY 100%
2	Farmers Bank and Trust Company, Georgetown KY 100%
3	Pro Mortgage Partners, LLC, Georgetown KY 100%
3	Community Development of Kentucky, Inc., Georgetown KY (Inactive)
2	FCB Services, Inc., Frankfort KY 100%
2	Kentucky General Holdings, LLC, Frankfort, KY 100%
3	KHL Holdings, LLC, Frankfort KY 45% (equity), 50% (voting)
4	Kentucky Home Life Insurance Company, Frankfort KY 100%
2	Kentucky General Life Insurance Company, Frankfort KY (Inactive)
2	FFKT Insurance Services, Inc., Frankfort, KY 100%
2	Citizens Acquisition Subsidiary Corporation, Frankfort, KY 100%
3	Citizens Bank of Northern Kentucky, Inc., Newport, KY 100%
3	Citizens Financial Services, Newport, KY 100%
2	Farmers Capital Bank Trust I, Frankfort, KY 100%
2	Farmers Capital Bank Trust II, Frankfort, KY 100%

Farmers Bank, originally organized in 1850, is a state chartered bank engaged in a wide range of commercial and personal banking activities, which include accepting savings, time and demand deposits; making secured and unsecured loans to corporations, individuals and others; providing cash management services to corporate and individual customers; issuing letters of credit; renting safe deposit boxes; and providing funds transfer services. The bank’s lending activities include making commercial, construction, mortgage, and personal loans and lines of credit. The bank serves as an agent in providing credit card loans. It acts as trustee of personal trusts, as executor of estates, as trustee for employee benefit trusts and as registrar, transfer agent and paying agent for bond issues. Farmers Bank is the general depository for the Commonwealth of Kentucky and has been for more than 70 years.

Farmers Bank is the largest bank chartered in Franklin County. It conducts business in its principal office and four branches within Frankfort, the capital of Kentucky. Franklin County is a diverse community, including government, commerce, finance, industry, medicine, education and agriculture. The bank also serves many individuals and corporations throughout Central Kentucky. On December 31, 2005, it had total consolidated assets of $516.6 million, including loans net of unearned income of $284.4 million. On the same date, total deposits were $383.9 million and shareholders’ equity totaled $37.6 million.

Farmers Bank had six active subsidiaries during 2005: Farmers Bank Realty Co. (“Farmers Realty”), Leasing One Corporation (“Leasing One”), Farmers Capital Insurance Corporation (“Farmers Insurance”), EG Properties, Inc. (“EG Properties”), Austin Park Apartments, LTD (“Austin Park”), and Frankfort Apartments II, LTD (“Frankfort Apartments”).

Farmers Realty was incorporated in 1978 for the purpose of owning certain real estate used by the Registrant and Farmers Bank in the ordinary course of business. Farmers Realty had total assets of $3.4 million on December 31, 2005.

Leasing One was incorporated in August 1993 to operate as a commercial equipment leasing company. It is located in Frankfort and is currently licensed to conduct business in fourteen states. At year-end 2005 it had total assets of $18.1 million, including leases net of unearned income of $20.1 million.

Farmers Insurance was organized in 1988 to engage in insurance activities permitted to the Registrant under federal and state law. Farmers Bank capitalized this corporation in December 1998. Farmers Insurance acts as an agent for Commonwealth Land Title Co. At year-end 2005 it had total assets of $1.1 million. Farmers Insurance holds a 50% interest in Farmers Fidelity Insurance Company, LLP (“Farmers Fidelity”). The Creech & Stafford Insurance Agency, Inc., an otherwise unrelated party to the Registrant, also holds a 50% interest in Farmers Fidelity. Farmers Fidelity is a direct writer of property and casualty coverage, both individual and commercial.

In November 2002 Farmers Bank incorporated EG Properties. EG Properties is involved in real estate management and liquidation for properties repossessed by Farmers Bank. It had total assets of $8.5 million at December 31, 2005.

Farmers Bank is a limited partner in Austin Park and Frankfort Apartments, two low income housing tax credit partnerships located in Frankfort, Kentucky. These investments provide for federal income tax credits to the Company. Farmers Bank’s aggregate investment in these partnerships was $1.5 million at year-end 2005.

On February 15, 1985, the Registrant acquired United Bank, a state chartered bank originally organized in 1880. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. It conducts business in its principal office and two branches in Woodford County, Kentucky. During 2003 United Bank incorporated EV Properties, Inc. EV Properties is involved in real estate management and liquidation for properties repossessed by United Bank. EV Properties had total assets of $567 thousand at year-end 2005. Based on deposits, United Bank is the second largest bank chartered in Woodford County with total assets of $189.8 million and total deposits of $165.9 million at December 31, 2005.

On June 28, 1985, the Registrant acquired Lawrenceburg Bank, a national chartered bank originally organized in 1885. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. During 1998, it moved its charter and main office to Harrodsburg, Kentucky in Mercer County. Lawrenceburg Bank conducts business at its Harrodsburg site and two branches in Anderson County, Kentucky. Based on deposits, the Anderson County branches rank number one in size compared to all banks chartered in Anderson County. Total assets were $171.9 million and total deposits were $157.8 million at December 31, 2005.

On March 31, 1986, the Registrant acquired First Citizens Bank, a state chartered bank originally organized in 1964. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. During 1997, it moved its charter and main office to Shepherdsville, Kentucky in Bullitt County. First Citizens Bank completed construction of the site and began operations there in April 1998. In August 2004, First Citizens Bank moved its charter and main office designation back to Elizabethtown, Kentucky. It now conducts business at its main office and its three branches in Hardin County, Kentucky along with its branch office in Shepherdsville. During 2003 First Citizens Bank incorporated EH Properties, Inc. This company, which had total assets of $108 thousand at December 31, 2005, is involved in real estate management and liquidation for properties repossessed by First Citizens Bank.

On October 8, 2004, First Citizens Bank acquired Financial National Electronic Transfer, Inc. (“FiNET”), a data processing company that specializes in the processing of federal benefit payments and military allotments and is headquartered in Radcliff, Kentucky. Effective January 1, 2005 FiNET was merged into First Citizens Bank. These services are now operated using the name of FirstNet.

Based on deposits, First Citizens Bank ranks third in size compared to all banks chartered in Hardin County. Total assets were $198.8 million and total deposits were $160.8 million at December 31, 2005.

On June 30, 1986, the Registrant acquired Farmers Georgetown, a state chartered bank originally organized in 1850. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. During the fourth quarter of 2004 the Company merged its recently acquired Citizens Bank (Kentucky), Inc. (“Citizens Georgetown”) into Farmers Georgetown. Farmers Georgetown conducts business at its principal office and three branches in Scott County, Kentucky, two branches in Bath County, Kentucky, and two branches in Fayette County, Kentucky.

On July 16, 2002, Farmers Georgetown incorporated Community Development of Kentucky, Inc. (“CDK, Inc.”) in order to apply to be certified as a Community Development Entity for participation in the New Markets Tax Credit Program (“Program”) as provided by the Community Renewal Tax Relief Act of 2000. The Program is designed to promote economic development in qualified low-income communities as defined by the tax regulations. The Program is still evolving and the extent of the Company’s participation, if any, will be determined at a future date. In May 2004, Farmers Georgetown incorporated Pro Mortgage Partners, LLC (“Pro Mortgage”), a mortgage brokerage company established to offer a variety of fixed rate loan products. Pro Mortgage has an office in both Georgetown and Lexington. At December 31, 2005 Pro Mortgage had total assets of $1.0 million.

Based on deposits, Farmers Georgetown is the largest bank chartered in Scott County with total assets of $298.3 million and total deposits of $207.9 million at December 31, 2005.

On June 15, 1987, the Registrant acquired Horse Cave State Bank, a state chartered bank originally organized in 1926. During 1997, it moved its charter to Glasgow, Kentucky. Subsequent to that approval, Horse Cave State Bank changed its name to Kentucky Banking Centers, Inc. Ky. Banking Centers is engaged in a general banking business providing full service banking to individuals, businesses, and governmental customers. It conducts business in its principal office in Glasgow and two branches in Hart County, Kentucky. Based on deposits, Ky. Banking Centers’ Hart County branches rank first in size compared to all banks chartered in Hart County. Total assets were $127.2 million and total deposits were $115.3 million at December 31, 2005.

On December 6, 2005, the Company acquired Citizens Bancorp, Inc. (“Citizens Bancorp”) in Newport, Kentucky. Citizens Bancorp was subsequently merged into Citizens Acquisition. Citizens Acquisition is the parent company of both Citizens Northern and Citizens Financial. Citizens Northern is a state chartered bank organized in 1993 and is engaged in a general banking business providing full service banking to individuals, businesses, and governmental customers. It conducts business in its principal office in Newport and four branches in Campbell County, Kentucky and one branch in Boone County, Kentucky. Based on deposits, Citizens Northern ranks second in size compared to all banks chartered in Campbell County. Total assets were $222.3 million and total deposits were $175.2 million at December 31, 2005. Citizens Financial is an investment brokerage company headquartered in Newport and had total assets of $18 thousand at December 31, 2005.

FCB Services, organized in 1992, provides data processing services and support for the Registrant and its subsidiaries. It is located in Frankfort, Kentucky. During 1994, FCB Services began performing data processing services for nonaffiliated banks. FCB Services had total assets of $3.2 million at December 31, 2005.

Kentucky General Life was incorporated on June 22, 2000 to engage in insurance activities permitted by federal and state law. This corporation was inactive as of December 31, 2005.

Farmers Capital Bank Trust I and Farmers Capital Bank Trust II are two separate Delaware statutory business trusts sponsored by the Company during 2005. The Company completed two private offerings of trust preferred securities through the Trusts totaling $25.0 million. The Company owns all of the common securities of each of the Trusts. The Company does not consolidate the Trusts into its financial statements.

FFKT Insurance was incorporated during 2005. It is a captive property and casualty insurance company insuring primarily deductible exposures and uncovered liability related to properties of the Company. It had total assets of $1.2 million at December 31, 2005.

Lending

A significant part of the Company’s operating activities include originating loans, approximately 73% of which are secured by real estate at December 31, 2005. Real estate lending primarily includes loans secured by owner-occupied one-to-four family residential properties as well as commercial real estate mortgage loans to developers and owners of other commercial real estate. Real estate lending primarily includes both variable and adjustable rate products. Loan rates on variable rate loans generally adjust upward or downward immediately based on changes in the loan’s index, normally prime rate as published in the Wall Street Journal. Rates on adjustable rate loans move upward or downward after an initial fixed term of normally one, three, or five years. However, rate adjustments on adjustable rate loans are made annually after the initial fixed term expires and are indexed primarily to shorter-term Treasury indexes. Generally, variable and adjustable rate loans contain provisions that cap annual increases at a maximum of 100 basis points with lifetime caps of up to 600 basis points and lifetime floors of 100 basis points. The Registrant also makes fixed rate commercial real estate loans to a lesser extent with repayment terms generally not exceeding 12 months. The Registrant’s subsidiary banks make first and second residential mortgage loans secured by real estate not to exceed 90% loan to value without seeking third party guarantees. Commercial real estate loans are made primarily to small and mid-sized businesses, secured by real estate not exceeding 80% loan to value. Other commercial loans are asset based loans secured by equipment and lines of credit secured by receivables and include lending across a diverse range of business types. Commercial lending and real estate construction lending, including commercial leasing, generally includes a higher degree of credit risk than other loans, such as residential mortgage loans. Commercial loans, like other loans, are evaluated at the time of approval to determine the adequacy of repayment sources and collateral requirements. Collateral requirements vary to some degree among borrowers and depend on the borrower’s financial strength, the terms and amount of the loan, and collateral available to secure the loan. Credit risk results from the decreased ability or willingness to pay by a borrower. Credit risk also results when a liquidation of collateral occurs and there is a shortfall in collateral value as compared to a loans outstanding balance. For construction loans, inaccurate initial estimates of a property’s value could lead to a property having a value that is insufficient to satisfy full payment of the amount of funds advanced for the property. Secured and unsecured consumer loans generally are made for automobiles, boats, and other motor vehicles. In most cases loans are restricted to the subsidiaries’ general market area.

Supervision and Regulation

The Registrant and its subsidiaries are subject to extensive regulation under federal and state laws. These laws and regulations are primarily intended to protect depositors and borrowers, and to a lesser extent, stockholders. Changes in applicable laws or regulations or in the policies of banking and other government regulators may have a material effect on our current or future business. The following is a brief description of the significant laws and regulations that govern our activities.

The Registrant is a legal entity that is separate and distinct from its bank and nonbank subsidiaries. The Registrant originally registered as a bank holding company and was restricted to those activities permissible under the Bank Holding Company Act of 1956, as amended (“BHC Act”). The BHC Act provides for regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (“FRB”). As such, the Registrant must file reports with the FRB and provide it with additional information as it may require and undergo periodic examines conducted by the FRB.

Among other requirements, the Registrant must obtain prior approval from the FRB before it can: acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5% of the voting shares of such bank; merge or consolidate with another holding company; or acquire substantially all of the assets of another bank or holding company.

Holding companies must also act as a source of financial and managerial strength to subsidiary banks. This requires the Registrant to provide, as necessary, resources to support its subsidiary banks. The FRB may, under certain conditions, conclude that certain actions of a financial holding company, such as the payment of cash dividends, constitute an unsafe and unsound banking practice.

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) became law in July 2002. Sarbanes-Oxley addresses, among other issues, corporate governance, auditing and accounting oversight, executive compensation, and enhanced and timely disclosure of corporate information. The Nasdaq Stock Market has also proposed and adopted corporate governance rules related to Sarbanes-Oxley. These changes are intended to allow shareholders to more easily and efficiently monitor the performance of companies and their directors.

Effective August 29, 2002, as directed by Section 302(a) of Sarbanes-Oxley, the Company’s chief executive officer and chief financial officer are each required to certify that the Company’s Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company’s internal controls; they have made certain disclosures to the Company’s auditors and the audit committee of the Board of Directors about the Company’s internal controls; and they have included information in the Company’s Quarterly and Annual Reports about their evaluation and whether there have been significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

The Gramm-Leach-Bliley Act of 1999 (“GLB Act”) signed into law in 1999 had a significant effect on Federal banking laws applicable to the Registrant and its subsidiary banks. The GLB Act permitted the Registrant to elect to become a financial holding company. The Registrant elected this option during 2000. In order to be granted status as a financial holding company, a bank holding company and each of its subsidiary depository institutions must be well capitalized, well managed, and have achieved at least a satisfactory record of meeting community credit needs at its most recent Community Reinvestment Act (“CRA”) examination. Depository institutions are periodically examined for compliance with CRA and are assigned a rating. Each insured depository institution subsidiary of a financial holding company must have a “satisfactory” rating in order for a financial holding company to commence a new activity or acquire a company engaged in a new activity permitted by the BHC Act. In addition, banking regulators consider CRA ratings when determining whether to approve a proposed transaction. A financial holding company is subject to corrective action by the FRB if any depository institution controlled by the company fails to maintain both well capitalized and well managed status.

The GLB Act amended the BHC Act to allow a bank holding company that has elected financial holding company status to engage in an expanded list of permissible activities, including insurance and securities underwriting, among others. The GLB Act includes a system of functional regulation in which the FRB serves as the umbrella regulator of the holding company. The FRB regulates the Registrant’s business activities in a variety of ways including, but not limited to, requirements on acquiring control of other banks and bank holding companies, limitations on activities and investments, and regulatory capital requirements. State and other federal financial regulators, such as the Kentucky Department of Financial Institutions (“KDFI”), the Office of the Comptroller of the Currency (“OCC”), the Federal Deposit Insurance Corporation (“FDIC”), the Kentucky Office of Insurance, and the Securities and Exchange Commission (“SEC”) also regulate either affiliates of the Registrant or the Registrant itself.

The Registrant’s state bank subsidiaries are subject to state banking law and regulation and periodic examinations by the KDFI. Lawrenceburg Bank, a national bank, is subject to similar regulation and supervision by the OCC under the National Bank Act and the Federal Reserve System under the Federal Reserve Act. Other regulations that apply to the Registrant’s bank subsidiaries include, but are not limited to, insurance of deposit accounts, capital ratios, payment of dividends, liquidity requirements, the nature and amount of investments that can be made, transactions with affiliates, community and consumer lending, and internal policies and control.

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

The GLB Act includes various extensive customer privacy protection provisions. The GLB Act requires a financial institution to clearly disclose its privacy policy to its customers regarding the sharing of non-public personal information with affiliates and third parties. The financial institution’s privacy policy must be disclosed at the time a customer relationship is established and not less than annually thereafter.

The Financial Reform, Recovery and Enforcement Act of 1989 provides that a holding company’s controlled insured depository institutions are liable for any loss incurred by the FDIC in connection with the default of, or any FDIC assisted transaction involving, an affiliated insured bank.

Deposits of the Registrant’s subsidiary banks are insured by the FDIC’s Bank Insurance Fund, which subjects the banks to regulation and examination under the provisions of the Federal Deposit Insurance Act. During periodic exams, FDIC examiners review bank policies and evaluate lending and investment portfolios, as well as being watchful for possible violations of banking regulations and statutes.

Under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), the FDIC established a risk-based assessment system for insured depository institutions, which became effective January 1, 1994. The FDIC has adopted a risk-based deposit insurance assessment system under which the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC which is determined by the institution’s capital level.

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

The purpose of the CRA is to encourage banks to respond to the credit needs of the communities they serve, including low and moderate-income neighborhoods. CRA states that banks should accomplish this while still preserving the flexibility needed for safe and sound operations. It is designed to increase the bank’s sensitivity to investment opportunities that will benefit the community.

The USA Patriot Act (“Patriot Act”) was signed into law on October 26, 2001.  The Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements.  The Patriot Act is intended to encourage information sharing among bank regulatory agencies and law enforcement bodies.  Among other requirements, the Patriot Act requires banks to establish anti-money laundering programs, to adopt procedures and controls to detect and report money laundering, and to comply with certain enhanced recordkeeping obligations with respect to correspondent accounts of foreign banks.

References under the caption “Supervision and Regulation” to applicable statutes and regulations are brief summaries of portions thereof which do not purport to be complete and which are qualified in their entirety by reference thereto.

Competition

The Registrant and its subsidiaries compete for banking business with various types of businesses other than commercial banks and savings and loan associations. These include, but are not limited to, credit unions, mortgage lenders, finance companies, insurance companies, stock and bond brokers, financial planning firms, and department stores which compete for one or more lines of banking business. The banks also compete for commercial and retail business not only with banks in Central and Northern Kentucky, but with banking organizations from Ohio, Indiana, Tennessee, Pennsylvania, and North Carolina which have banking subsidiaries located in Kentucky. These competing businesses may possess greater resources and offer a greater number of branch locations, higher lending limits, and may offer other services not provided by the Registrant. The Registrant has attempted to offset some of the advantages of its competitors by arranging participations with other banks for loans above its legal lending limits, expanding into additional markets and product lines, and entering into third party arrangements to better compete for its targeted customer base.

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

Employees

As of December 31, 2005, the Registrant and its subsidiaries had 570 full-time equivalent employees. Employees are provided with a variety of employee benefits. A retirement plan, a profit-sharing (401K) plan, group life insurance, hospitalization, dental, and major medical insurance along with postretirement health insurance benefits are available to eligible personnel. Employees are not represented by a union. Management and employee relations are good.

During 1997, the Registrant’s Board of Directors approved its Stock Option Plan (“Plan”), which grants certain eligible employees the option to purchase a limited number of the Registrant’s common stock. The Plan specifies the conditions and terms that the grantee must meet in order to exercise the options. The Registrant’s shareholders at its annual meeting held on May 12, 1998 subsequently ratified the Plan.

In January 2004, the Registrant’s Board of Directors adopted an Employee Stock Purchase Plan (“ESPP”). The ESPP was subsequently approved by the Registrant’s shareholders in May 2004, and became effective July 1, 2004. Under this ESPP, in the discretion of the Board of Directors, employees of the Registrant and its subsidiaries can purchase Registrant common stock at a discounted price and without payment of brokerage costs or other fees and in the process benefit from the favorable tax treatment afforded such plans pursuant to Section 423 of the Internal Revenue Code.

Available Information

The Registrant makes available, free of charge through its website (www.farmerscapital.com), its Code of Ethics, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing such material with the SEC.

Item 1A. Risk Factors

Risks associated with unpredictable economic and political conditions may be amplified as a result of limited market area

Commercial banks and other financial institutions are affected by economic and political conditions, both domestic and international, and by governmental monetary policies. Conditions such as inflation, value of the dollar, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect profitability. In addition, almost all of the Registrant’s primary business area is located in Central and Northern Kentucky. A significant downturn in this regional economy may result in, among other things, deterioration in Farmers Capital’s credit quality or a reduced demand for credit and may harm the financial stability of the Registrant’s customers. Due to the Registrant’s regional market area, these negative conditions may have a more noticeable effect on the Registrant than would be experienced by an institution with a larger, more diverse market area.

The Registrant’s status as a holding company makes it dependent on dividends from its subsidiaries to meet its obligations

The Registrant is a financial holding company and conducts almost all of its operations through its subsidiaries. The Registrant does not have any significant assets other than cash, company-owned life insurance and the stock of its subsidiaries. Accordingly, the Registrant depends on dividends from its subsidiaries to meet its obligations and obtain revenue. The Registrant’s right to participate in any distribution of earnings or assets of its subsidiaries is subject to the prior claims of creditors of such subsidiaries. Under federal and state law, the Registrant’s bank subsidiaries are limited in the amount of dividends they may pay to the Registrant without prior regulatory approval. Also, bank regulators have the authority to prohibit the subsidiary banks from paying dividends if the bank regulators determine the payment would be an unsafe and unsound banking practice.

Interest rate volatility could significantly harm the Registrant’s business

The Registrant’s results of operations are affected by the monetary and fiscal policies of the federal government and the regulatory policies of governmental authorities. A significant component of the Registrant’s earnings is its net interest income, which is the difference between the income from interest-earning assets, such as loans, and the expense of interest-bearing liabilities, such as deposits. A change in market interest rates could adversely affect the Registrant’s earnings if market interest rates change such that the interest the Registrant’s subsidiaries pay on deposits and borrowings increases faster than the interest they collect on loans and investments. Consequently, the Registrant, along with other financial institutions generally, is sensitive to interest rate fluctuations.

The Registrant’s results of operations are significantly affected by the ability of its borrowers to repay their loans

Lending money is an essential part of the banking business. However, borrowers do not always repay their loans. The risk of non-payment is affected by:

o credit risks of a particular borrower;

o changes in economic and industry conditions;

o the duration of the loan; and

o in the case of a collateralized loan, uncertainties as to the future value of the collateral.

Due to the fact that the outstanding principal balances can be larger for commercial loans than other types of loans, such loans present a greater risk to the Registrant than other types of loans when non-payment by a borrower occurs.

In addition, consumer loans typically have shorter terms and lower balances with higher yields compared to real estate mortgage loans, but generally carry higher risks of frequency of default than real estate mortgage and commercial loans. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.

The Registrant’s financial condition and results of operations would be adversely affected if its allowance for loan losses were not sufficient to absorb actual losses

There is no precise method of predicting loan losses. The Registrant can give no assurance that the allowance for loan losses of its subsidiaries is or will be sufficient to absorb actual loan losses. Excess loan losses could have a material adverse effect on the Registrant’s financial condition and results of operations. Each of the Registrant’s subsidiary banks attempts to maintain an appropriate allowance for loan losses to provide for estimated losses in its loan portfolio, but there are no guaranties actual future loan losses will not exceed these estimates and allowances. Each subsidiary bank of the Registrant periodically determines the amount of its allowance for loan losses based upon consideration of several factors, including:

o a regular review of the quality, mix and size of the overall loan portfolio;

o historical loan loss experience;

o evaluation of non-performing loans;

o assessment of economic conditions and their effects on the bank's existing portfolio; and

o the amount and quality of collateral, including guarantees, securing loans.

Combining Citizens Northern with the Registrant’s network of banks may be more difficult, costly or time-consuming than we expect

Citizens Northern will continue to operate as an independent bank, albeit within the network of the Registrant’s existing banking subsidiaries. Bringing Citizens Northern within this network will involve converting its data processing function from its current third-party provider (and terminating the contract of Citizens Northern with such third-party provider) to the Registrant’s subsidiary, FCB Services, changing some of the policies and procedures in place at Citizens Northern and other integration issues. It is possible that the integration process could result in the loss of key employees or disruption of each company’s ongoing business or inconsistencies in standards, procedures and policies that would adversely affect our ability to maintain relationships with clients and employees or to achieve the anticipated benefits of the merger. If we have difficulties with the integration process, we might not achieve the economic benefits we expect to result from the acquisition. As with any merger of banking institutions, there also may be business disruptions that cause Citizens Northern to lose customers or cause customers to take their deposits out of the bank and move their business to other financial institutions.

Inability to hire or retain certain key professionals, management and staff could adversely affect our revenues and net income

The Registrant relies on key personnel to manage and operate its business, including major revenue generating functions such as its loan and deposit portfolios. The loss of key staff may adversely affect the Registrant’s ability to maintain and manage these portfolios effectively, which could negatively affect our revenues. In addition, loss of key personnel could result in increased recruiting and hiring expenses, which could cause a decrease in our net income.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Registrant, through its subsidiaries, owns or leases buildings that are used in the normal course of business. The corporate headquarters is located at 202 W. Main Street, Frankfort, Kentucky, in a building owned by the Registrant. The Registrant’s subsidiaries own or lease various other offices in the counties and cities in which they operate. See the Notes to Consolidated Financial Statements contained in Item 8, Financial Statement and Supplementary Data, of this Form 10-K for information with respect to the amounts at which bank premises and equipment are carried and commitments under long-term leases.

Unless otherwise indicated, the properties listed below are owned by the Registrant and its subsidiaries as of December 31, 2005.

Corporate Headquarters

202 W. Main Street, Frankfort, KY

Banking Offices

125 W. Main Street, Frankfort, KY
555 Versailles Road, Frankfort, KY
835 Louisville Road, Frankfort, KY (leased)
154 Versailles Road, Frankfort, KY
1301 US 127 South, Frankfort, KY (leased)
204 E. Main Street, Horse Cave, KY
1530 S. Green Street, Glasgow, KY
656 N. Main Street, Munfordville, KY (leased)
200 E. Main Street, Georgetown, KY
100 Farmers Bank Drive, Georgetown, KY (leased)
100 N. Bradford Lane, Georgetown, KY
3285 Main Street, Stamping Ground, KY
333 W. Vine Street, Suite 102, Lexington, KY (leased)
3098 Harrodsburg Road, Lexington, KY (leased)
648 Main Street, Sharpsburg, KY
118 Miller Scenic View Drive, Owingsville, KY
100 United Bank Drive, Versailles, KY
Locust & Green Streets, Versailles, KY
206 N. Gratz, Midway, KY
128 S. Main Street, Lawrenceburg, KY
West Park Shopping Center, Lawrenceburg, KY
838 N. College Street, Harrodsburg, KY
425 W. Dixie Avenue, Elizabethtown, KY
935 N. Mullberry Street, Elizabethtown, KY
111 Towne Drive (Kroger Store) Elizabethtown, KY (leased)
232 Redmar Plaza, Radcliff, KY (leased)
4810 N. Preston, Shepherdsville, KY
103 Churchill Drive, Newport, KY
7300 Alexandria Pike, Alexandria, KY
164 Fairfield Avenue, Bellevue, KY
8730 US Highway 42, Florence, KY
34 N. Ft. Thomas Avenue, Ft. Thomas, KY (leased)
2911 Alexandria Pike, Highland Heights, KY (leased)

Data Processing Center

102 Byplass Plaza, Frankfort, KY

Leasing One Corporation & Farmers Capital Insurance Corporation

201 W. Main Street, Frankfort, KY

The Registrant considers its properties to be suitable and adequate based on its present needs.

Item 3. Legal Proceedings

As of December 31, 2005, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material adverse effect upon the consolidated financial statements of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The following table provides information with respect to shares of common stock repurchased by the Company during the quarter ended December 31, 2005.

			Total Number of Shares	Maximum Number of Shares
			Purchased as Part of	that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced Plans	Purchased Under the
Period	Shares Purchased	per Share	or Programs	Plans or Programs
October 1, 2005 to
October 31, 2005	100	$30.98	100	180,382
November 1, 2005 to
November 30, 2005				180,382
December 1, 2005 to
December 31, 2005	1,270	33.00	1,270	179,112

Total	1,370	$32.85	1,370

On January 27, 2003, the Company’s Board of Directors authorized the purchase of up to 300,000 shares of the Company’s outstanding common stock. No stated expiration date was established under this plan.

Corporate Address

The headquarters of Farmers Capital Bank Corporation is located at:
   202 West Main Street
   Frankfort, Kentucky 40601

Direct correspondence to:
   Farmers Capital Bank Corporation
    P.O. Box 309
    Frankfort, Kentucky 40602-0309
    Phone: (502) 227-1668
   www.farmerscapital.com

Annual Meeting

The annual meeting of shareholders of Farmers Capital Bank Corporation will be held Tuesday, May 9, 2006 at 11:00 a.m. at the main office of Farmers Bank & Capital Trust Co., Frankfort, Kentucky.

Form 10-K

For a free copy of Farmers Capital Bank Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, please write:

   Douglas Carpenter, Senior Vice President, Secretary, &Chief Financial Officer
   Farmers Capital Bank Corporation
   P.O. Box 309
   Frankfort, Kentucky 40602-0309
   Phone: (502) 227-1668

Web Site Access to Filings

All reports filed electronically by the Company to the United States Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available at no cost on the Company’s Web site at www.farmerscapital.com.

NASDAQ Market Makers

J.J.B. Hilliard, W.L. Lyons, Inc.	Morgan, Keegan and Company
(502) 588-8400	(800) 260-0280
(800) 444-1854

UBS Securities, LLC	Howe Barnes Investments, Inc.
859-269-6900	(800) 621-2364
502-589-4000

The Transfer Agent and Registrar for Farmers Capital Bank Corporation is American Stock Transfer & Trust Company.

American Stock Transfer & Trust Company
Shareholder Relations
59 Maiden Lane - Plaza Level
New York, NY 10038
PH: 800-937-5449
Fax: 718-236-2641
Email: Info@amstock.com
Website: www.amstock.com

Additional information is set forth under the captions "Shareholder Information" and "Stock Prices" on page 35 under Part II, Item 7 and Note 16 in the notes to the Registrant's 2005 audited consolidated financial statements on pages 58 through 60 of this Form 10-K and is hereby incorporated by reference.

Item 6. Selected Financial Data

Selected Financial Highlights

December 31, (In thousands, except per share data)	2005	2004	2003	2002	2001
Results of Operations
Interest income	$73,925	$61,902	$58,413	$66,291	$77,039
Interest expense	27,610	19,176	19,883	25,746	34,357
Net interest income	46,315	42,726	38,530	40,545	42,682
Provision for loan losses	718	2,129	2,592	4,748	2,448
Net income	15,772	13,392	12,963	12,561	14,671

Per Share Data
Net income -
Basic	$2.31	$1.99	$1.93	$1.83	$2.10
Diluted	2.30	1.98	1.92	1.82	2.09
Cash dividends declared	1.32	1.32	1.29	1.25	1.21
Book value	20.87	19.38	18.83	18.52	17.89

Selected Ratios
Percentage of net income to:
Average shareholders' equity (ROE)	11.74%	10.46%	10.39%	10.04%	11.93%
Average total assets (ROA)	1.08	.99	1.04	1.04	1.28
Percentage of dividends declared to net income	56.82	66.43	66.91	68.38	57.70
Percentage of average shareholders' equity to
average total assets	9.19	9.50	9.98	10.37	10.75

Total shareholders' equity	$154,236	$131,450	$126,471	$125,773	$123,560
Total assets	1,672,576	1,397,144	1,318,565	1,275,602	1,183,530
Long-term debt	76,881	53,158	56,413	57,152	10,913
Weighted Average Shares Outstanding
Basic	6,831	6,737	6,727	6,870	6,982
Diluted	6,864	6,780	6,770	6,910	7,025

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Glossary of Financial Terms

Allowance for loan losses
A valuation allowance to offset credit losses specifically identified in the loan portfolio, as well as management’s best estimate of probable losses in the remainder of the portfolio at the balance sheet date. Management estimates the allowance balance required using past loan loss experience, an assessment of the financial condition of individual borrowers, a determination of the value and adequacy of underlying collateral, the condition of the local economy, an analysis of the levels and trends of the loan portfolio, and a review of delinquent and classified loans. Actual losses could differ significantly from the amounts estimated by management.

Dividend payout
Cash dividends paid on common shares, divided by net income.

Basis points
Each basis point is equal to one hundredth of one percent. Basis points are calculated by multiplying percentage points times 100. For example: 3.7 percentage points equals 370 basis points.

Interest rate sensitivity
The relationship between interest sensitive earning assets and interest bearing liabilities.

Net charge-offs
The amount of total loans charged off net of recoveries of loans that have been previously charged off.

Net interest income
Total interest income less total interest expense.

Net interest margin
Taxable equivalent net interest income expressed as a percentage of average earning assets.

Net interest spread
The difference between the taxable equivalent yield on earning assets and the rate paid on interest bearing funds.

Other real estate owned
Real estate not used for banking purposes. For example, real estate acquired through foreclosure.

Provision for loan losses
The charge against current income needed to maintain an adequate allowance for loan losses.

Return on average assets (ROA)
Net income divided by average total assets. Measures the relative profitability of the resources utilized by the Company.

Return on average equity (ROE)
Net income divided by average shareholders’ equity. Measures the relative profitability of the shareholders’ investment in the Company.

Tax equivalent basis (TE)
Income from tax-exempt loans and investment securities have been increased by an amount equivalent to the taxes that would have been paid if this income were taxable at statutory rates. In order to provide comparisons of yields and margins for all earning assets, the interest income earned on tax-exempt assets is increased to make them fully equivalent to other taxable interest income investments.

Weighted average number of common shares outstanding
The number of shares determined by relating (a) the portion of time within a reporting period that common shares have been outstanding to (b) the total time in that period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following pages present management’s discussion and analysis of the consolidated financial condition and results of operations of Farmers Capital Bank Corporation (the “Company”), a financial holding company, and its bank and nonbank subsidiaries. Bank subsidiaries include Farmers Bank & Capital Trust Co. (“Farmers Bank”) in Frankfort, KY and its wholly-owned subsidiaries Leasing One Corporation (“Leasing One”) and Farmers Capital Insurance Corporation (“Farmers Insurance”). Leasing One is a commercial leasing company in Frankfort, KY and Farmers Insurance is an insurance agency in Frankfort, KY; Farmers Bank and Trust Company in Georgetown, KY (“Farmers Georgetown”) and its wholly-owned subsidiary Pro Mortgage Partners, LLC (“Pro Mortgage”), a mortgage brokerage company established in May 2004 offering a variety of fixed rate loan products; First Citizens Bank in Elizabethtown, KY; United Bank & Trust Co. in Versailles, KY; Lawrenceburg National Bank in Harrodsburg, KY; Kentucky Banking Centers, Inc. in Glasgow, KY; and Citizens Bank of Northern Kentucky, Inc. in Newport, KY (“Citizens Northern”). The Company has three active nonbank subsidiaries, FCB Services, Inc. (“FCB Services”), Kentucky General Holdings, LLC (“Kentucky General”), and FFKT Insurance Services, Inc. (“FFKT Insurance”). FCB Services is a data processing subsidiary located in Frankfort, KY, which provides services to the Company’s banks as well as unaffiliated banks. Kentucky General holds a 50% voting interest in KHL Holdings, LLC, which is the parent company of Kentucky Home Life Insurance Company. FFKT Insurance is a captive property and casualty insurance company insuring primarily deductible exposures and uncovered liability related to properties of the Company. The following discussion should be read in conjunction with the audited consolidated financial statements and related Notes that follow.

Forward-Looking Statements

This report contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. In general, forward-looking statements relate to a discussion of future financial results or projections, future economic performance, future operational plans and objectives, and statements regarding the underlying assumptions of such statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company and its subsidiaries operate) and lower interest margins; competition for the Company’s customers from other providers of financial services; deposit outflows or reduced demand for financial services and loan products; government legislation, regulation, and changes in monetary and fiscal policies (which changes from time to time and over which the Company has no control); changes in interest rates; material unforeseen changes in the liquidity, results of operations, or financial condition of the Company’s customers; the capability of the Company to successfully enter into a definitive agreement for and close anticipated transactions; the possibility that acquired entities may not perform as well as expected; unexpected claims or litigation against the Company; technological or operational difficulties; and other risks or uncertainties detailed in the Company’s filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company. The Company expressly disclaims any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations.

Application of Critical Accounting Policies

The Company’s audited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices applicable to the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques.

The most significant accounting policies followed by the Company are presented in Note 1 of the Company’s 2005 audited consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this management’s discussion and analysis of financial condition and results of operations, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

The allowance for loan losses represents credit losses specifically identified in the loan portfolio, as well as management’s estimate of probable credit losses in the loan portfolio at the balance sheet date. Determining the amount of the allowance for loan losses and the related provision for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset group on the consolidated balance sheets. Additional information related to the allowance for loan losses that describes the methodology and risk factors can be found under the captions “Asset Quality” and “Nonperforming Assets” in this management’s discussion and analysis of financial condition and results of operation, as well as Notes 1 and 4 of the Company’s 2005 audited consolidated financial statements.

EXECUTIVE LEVEL OVERVIEW

The Company offers a variety of financial products and services at its 33 banking locations in 22 communities throughout Central and Northern Kentucky. The most significant products and services include consumer and commercial lending and leasing, receiving deposits, providing trust services, and offering other traditional banking products and services. The primary goals of the Company are to continually improve profitability and shareholder value, maintain a strong capital position, provide excellent service to our customers through our community banking structure, and to provide a challenging and rewarding work environment for our employees.

The Company generates a significant amount of its revenue, cash flows, and net income from interest income and net interest income, respectively. Interest income is generated by earnings on the Company’s earning assets, primarily loans and investment securities. Net interest income is the excess of the interest income earned on earning assets over the interest expense paid on amounts borrowed to support those earning assets. Interest expense is paid primarily on deposits accounts and other short and long-term borrowing arrangements. The ability to properly manage net interest income under changing market environments is crucial to the success of the Company.

In assessing the Company’s financial performance in this report, the following items of note should be considered:

o	The general trend of the short-term interest rate environment for 2005 was upward primarily as a result of short-term interest rate increases by the Federal Reserve Board (the “Fed”). The Fed began to increase the short-term federal funds rate by increments of 25 basis points during the last half of 2004 that continued into 2005. In all, the federal funds rate was increased 125 basis points during 2004 and an additional 200 basis points during 2005 and stood at 5.25% at year-end 2005. Longer-term yields, such as for the 3, 5, 10, and 20 year treasuries, were generally up at year-end 2005 compared to year-end 2004, with the 3, 5, and 10 year notes up 112, 72, and 15 basis points, respectively, while the 20 year bond yield dipped 24 basis points. For the Company, this has had a tightening effect on net interest margin and spread in the twelve-month comparisons. Net interest margin for 2005 decreased 2 basis points to 3.72% from 3.74% led by a 10 basis point decline in net interest spread to 3.38% from 3.48%.

o	On December 6, 2005, the Company acquired Citizens Bancorp for $40.6 million in a cash and stock transaction. Citizens Bancorp is the parent company of Citizens Northern, which has six banking locations in Campbell and Boone counties in Northern Kentucky. The impact of this acquisition was an immediate boost in loans and deposits of $149.0 million and $173.0 million, respectively, to the Company’s consolidated balance sheet. The application of purchase accounting to this acquisition resulted in $20.7 million in goodwill and $4.4 million in a core deposit intangible. The core deposit intangible attributed to this acquisition created $74 thousand in additional amortization expense for the Company in 2005.

o	In July 2005, the Company completed two private offerings of trust preferred securities through two separate Delaware statutory trusts sponsored by the Company. The trusts sold a total of $25.0 million of preferred securities. The proceeds from the offering were used in funding the cash portion of the acquisition of Citizens Bancorp. The Company owns all of the common securities of each of the two trusts.

o	In early 2005 the Company’s Farmers Georgetown subsidiary opened an additional branch office in South Lexington to complement its downtown Lexington location. In addition, many of the Company’s other bank subsidiaries have or are in the process of upgrading or replacing existing branch locations. The Company’s expansion into the Danville market is planned to occur in early 2006.

o	The Company sold its $3.2 million credit card portfolio during the first quarter of 2005 for a gain of $700 thousand. Under the sale agreement, the Company continues to offer its customers credit cards via an agency arrangement with the purchaser. All existing credit card accounts on the purchase date remained active.

o	The Company completed two acquisitions during 2004 that affect the year to year comparisons. Citizens Georgetown was acquired on July 1, 2004 and Financial National Electronic Transfer, Inc. (“FiNET”) was acquired on October 8, 2004. The timing of these acquisitions generally increased reported income and expense line items in 2005 compared to 2004. Line item increases attributed to these recent acquisitions are expected to level off once there are comparable periods in the future.

RESULTS OF OPERATIONS

Consolidated net income for 2005 was $15.8 million, an increase of $2.4 million or 17.8% compared to $13.4 million for 2004. Basic and diluted net income per share were $2.31 and $2.30, respectively, for the current twelve month period. This represents an increase of $.32 or 16.1% and 16.2% on a basic and diluted basis, respectively. The increase in net income for the twelve months ended December 31, 2005 is attributed to an increase in net interest income and a lower provision for loan losses partially offset by higher net noninterest expenses (noninterest expenses in excess of noninterest income). Net interest income for the current twelve-month period was $46.3 million, an increase of $3.6 million or 8.4% compared to $42.7 million for the same twelve months in 2004. The increase in net interest income can be attributed to higher interest income, primarily as a result of both loan growth and higher average interest rates earned on loans, which offset the increase in interest expense, primarily attributed to higher rates paid on deposits.

The return on assets (“ROA”) was 1.08% in 2005, an increase of 9 basis points from the prior year-end. The return on equity (“ROE”) increased 128 basis points to 11.74% compared to 10.46% in the prior year. The increase in ROE is a result of the $2.4 million increase in net income and a 35 basis point increase in financial leverage from 10.5% to 10.9% as of December 31, 2005. Financial leverage represents the degree in which borrowed funds, as opposed to equity, are used in the funding of assets.

Interest Income

Interest income results from interest earned on earning assets, which primarily include loans and investment securities. Interest income is affected by volume (average balance), composition of earning assets, and the related rates earned on those assets. Total interest income for 2005 was $73.9 million, an increase of $12.0 million or 19.4% from the previous year. Interest income on loans increased as a result of higher outstanding loan balances coupled with a higher average rate earned. The increase in average balances outstanding resulted from both the Citizens Georgetown and Citizens Northern acquisitions along with internally generated loan growth. Interest income on securities grew as a result of a higher average rate earned on the investments. The Company’s tax equivalent yield on earning assets for the current year was 5.8%, an increase of 50 basis points compared to the same period a year ago.

Interest and fees on loans was $59.4 million, an increase of $10.0 million or 20.2% compared to a year earlier. Average loans increased $83.7 million or 10.2% to $902.6 million in the comparison due to higher loan demand in what remains a low rate environment and, to a lesser extent, the loans acquired in the Citizens Georgetown and Citizens Northern acquisitions. On July 1, 2004, the Company purchased $50.1 million in loans related to the Citizens Georgetown acquisition and on December 6, 2005 the Company purchased $149.0 million in loans related to the Citizens Northern acquisition. In addition, a higher average rate earned on loans contributed nearly equally to the rise in interest income. New loans and variable rate loans repricing during the current year have generally repriced higher as market interest rates have edged upward. The tax equivalent yield on loans increased 58 basis points to 6.6% from 6.1% in the annual comparison. Interest on taxable securities was $8.4 million, an increase of $420 thousand or 5.3% due to an increase in the average rate earned. The average rate earned on taxable securities increased 28 basis points to 3.5% from 3.2% while the average balance declined $7.5 million or 3.1% to $238.0 million. Taxable equivalent interest on nontaxable securities decreased $300 thousand or 5.0% due to a 30 basis point lower average rate earned of 6.0% from 6.3%. Interest on short-term investments, including time deposits in other banks, federal funds sold, and securities purchased under agreements to resell, increased $1.6 million due to an increase in both the average rate and balances outstanding of 172 basis points and $27.4 million, respectively.

Interest Expense

Interest expense results from incurring interest on interest bearing liabilities, which primarily include interest bearing deposits, federal funds purchased and securities sold under agreements to repurchase, and other borrowed funds. Interest expense is affected by volume, composition of interest bearing liabilities, and the related rates paid on those liabilities. Total interest expense was $27.6 million for 2005, an increase of $8.4 million or 44.0% from the prior year. Interest expense increased as a result of higher average rates paid and higher average interest bearing liabilities outstanding. The increase in average interest bearing liabilities was impacted by the Citizens Georgetown and Citizens Northern acquisitions. The Company purchased $59.4 million and $159.3 million in interest bearing liabilities, primarily deposits, from Citizens Georgetown and Citizens Northern, respectively. The Company’s cost of funds was 2.5% for 2005, an increase of 60 basis points from 1.9% for the prior year. The higher cost of funds was led by a 170 basis point increase in the average rate paid on federal funds purchased and securities sold under agreements to repurchase, which are reflective of the increase in short term market interest rates by the Fed during 2005. The average rate paid for other interest bearing liabilities also moved upward as a result of the overall economic environment.

Interest expense on time deposits, the largest component of total interest expense, increased $4.6 million or 36.2% to $17.3 million. The increase in interest expense on time deposits was equally attributed to a $77.8 million increase in the average outstanding balance to $537.1 million and a 46 basis point increase in average rates paid to 3.2%. Interest expense on savings deposits and interest bearing demand deposits increased $924 thousand or 52.3% and $1.1 million 77.0%, respectively. These increases were due primarily to an increase in the average rate paid on savings and interest bearing demand deposits of 42 basis points and 43 basis points, respectively. Average savings deposits and interest bearing demand deposits increased $7.8 million or 4.1% and $1.4 million or .6%, respectively.

Interest expense on federal funds purchased and securities sold under agreements to repurchase increased $1.2 million or 102.9% due to an increase in the average rate paid of 170 basis points to 3.2%. The increase in rate is mainly due to the increase in short term market interest rates by the Fed during 2005. Interest expense on subordinated notes payable to unconsolidated trusts was $623 thousand during 2005 and is related to the private offerings of preferred securities through Company sponsored trusts totaling $25.0 million during July 2005. Interest expense on other borrowed funds consists primarily of Federal Home Loan Bank (“FHLB”) borrowings. Interest expense on other borrowed funds was relatively unchanged at $2.1 million in 2005 compared to 2004.

Net Interest Income

Net interest income is the most significant component of the Company’s earnings. Net interest income is the excess of the interest income earned on earning assets over the interest paid for funds to support those assets. The two most common metrics used to analyze net interest income are net interest spread and net interest margin. Net interest spread represents the difference between the yields on earning assets and the rates paid on interest bearing liabilities. Net interest margin represents the percentage of net interest income to average earning assets. Net interest margin will exceed net interest spread because of the existence of noninterest bearing sources of funds, principally demand deposits and shareholders’ equity, which are also available to fund earning assets. Changes in net interest income and margin result from the interaction between the volume and the composition of earning assets, their related yields, and the associated cost and composition of the interest bearing liabilities. Accordingly, portfolio size, composition, and the related yields earned and the average rates paid can have a significant impact on net interest spread and margin. The table on the following page represents the major components of interest earning assets and interest bearing liabilities on a tax equivalent basis. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pretax equivalents based on the marginal corporate Federal tax rate of 35%.

Tax equivalent net interest income was $48.5 million for 2005, an increase of $3.6 million or 7.9% compared to $44.9 million in 2004. The net interest margin was 3.72%, a decline of 2 basis points from 3.74% in the prior year. A decrease in the net interest spread accounts for 10 basis points of the lower margin while the impact of noninterest bearing sources of funds offset the lower spread by 8 basis points. The effect of noninterest bearing sources of funds on net interest margin is reflective of an increasing overall interest rate environment. The effect of noninterest bearing sources of funds on net interest margin typically increases in a rising rate environment.

During 2005, the tax equivalent yield on total earning assets increased 50 basis points to 5.8% and the cost of funds increased by 60 basis points to 2.5%, resulting in the 10 basis point decline in spread noted above. Although the cost of funds rose faster than the rate earned on earning assets, net interest income increased because earning assets are greater than interest bearing liabilities. The tax equivalent spread between rates earned on earning assets and rates paid on interest bearing liabilities totaled 3.4% for 2005 compared to 3.5% a year earlier.

The Company remains proactive in management of the rate sensitive components of both its assets and liabilities. This task continues to be challenging due to competitive market factors and the effects of a dynamic interest rate environment, that is, however, still relatively low in a historical context. Beginning in 2004, the Fed increased the short-term federal funds rate five times totaling 125 basis points. This trend continued throughout 2005, with eight additional rate increases totaling 200 basis points. Predicting the movement of future interest rates is uncertain. During the past year, the average rates on the two most significant components of net interest income for the Company, loans and time deposits, both increased. Should interest rates continue to increase, the Company’s cost of funds may also increase and could continue to increase faster than the yields on earning assets, resulting in even smaller net interest margins. Should interest rates on the Company’s earning assets and interest paying liabilities begin to decline, the Company’s yield on earning assets could potentially decrease faster than its cost of funds.

Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential
Years Ended December 31,	2005			2004			2003
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities
Taxable	$238,014	$8,354	3.51%	$245,515	$7,934	3.23%	$250,030	$6,549	2.62%
Nontaxable(1)	95,568	5,697	5.96	95,748	5,997	6.26	75,661	4,838	6.39
Time deposits with banks,
federal funds sold and
securities purchased under
agreements to resell	67,954	2,179	3.21	40,524	602	1.49	59,391	684	1.15
Loans (1,2,3)	902,602	59,870	6.63	818,933	49,570	6.05	742,319	48,272	6.50

Total earning assets	1,304,138	$76,100	5.84%	1,200,720	$64,103	5.34%	1,127,401	$60,343	5.35%

Allowance for loan losses	(12,119)			(12,325)			(11,224)

Total earning assets, net of
allowance for loan losses	1,292,019			1,188,395			1,116,177

Nonearning Assets
Cash and due from banks	78,693			87,616			78,889
Premises and equipment, net	28,000			25,850			24,205
Other assets	63,542			45,740			31,478

Total assets	$1,462,254			$1,347,601			$1,250,749

Interest Bearing Liabilities
Deposits
Interest bearing demand	$243,451	$2,414.99%		$242,086	$1,364.56%		$227,217	$1,271.56%
Savings	198,949	2,692	1.35	191,100	1,768.93		171,942	1,645.96
Time	537,147	17,325	3.23	459,320	12,723	2.77	422,749	13,934	3.30
Federal funds purchased and
securities sold under
agreements to repurchase	76,366	2,416	3.16	81,520	1,191	1.46	70,242	863	1.23
Other borrowed funds	65,107	2,763	4.24	56,355	2,130	3.78	62,995	2,170	3.44

Total interest
bearing Liabilities	1,121,020	$27,610	2.46%	1,030,381	$19,176	1.86%	955,145	$19,883	2.08%

Noninterest Bearing Liabilities
Commonwealth of Kentucky
deposits	37,978			35,875			33,831
Other demand deposits	156,348			144,105			128,136
Other liabilities	12,532			9,247			8,815

Total liabilities	1,327,878			1,219,608			1,125,927

Shareholders' equity	134,376			127,993			124,822

Total liabilities and
shareholders' equity	$1,462,254			$1,347,601			$1,250,749

Net interest income		48,490			44,927			40,460
TE basis adjustment		(2,175)			(2,201)			(1,930)

Net interest income		$46,315			$42,726			$38,530

Net interest spread			3.38%			3.48%			3.27%
Effect of noninterest
bearing sources of funds			.34			.26			.32

Net interest margin			3.72%			3.74%			3.59%

(1) Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
(2) Loan balances include principal balances on nonaccrual loans.
(3) Loan fees included in interest income amounted to $2.4 million, $2.2 million, and $2.1 million for 2005, 2004, and 2003, respectively.

The following table is an analysis of the change in net interest income.

Analysis of Changes in Net Interest Income (tax equivalent basis)
	Variance	Variance Attributed to		Variance	Variance Attributed to
(In thousands)	2005/2004(1)	Volume	Rate	2004/2003(1)	Volume	Rate
Interest Income
Taxable investment securities	$420	$(249)	$669	$1,385	$(120)	$1,505
Nontaxable investment securities(2)	(300)	(11)	(289)	1,159	1,259	(100)
Time deposits with banks, federal funds
sold and securities purchased under
agreements to resell	1,577	583	994	(82)	(252)	170
Loans(2)	10,300	5,314	4,986	1,298	4,775	(3,477)

Total interest income	11,997	5,637	6,360	3,760	5,662	(1,902)

Interest Expense
Interest bearing demand deposits	1,050	8	1,042	93	93
Savings deposits	924	77	847	123	177	(54)
Time deposits	4,602	2,324	2,278	(1,211)	1,145	(2,356)
Federal funds purchased and securities sold
under agreements to repurchase	1,225	(79)	1,304	328	151	177
Other borrowed funds	633	355	278	(40)	(241)	201

Total interest expense	8,434	2,685	5,749	(707)	1,325	(2,032)

Net interest income	$3,563	$2,952	$611	$4,467	$4,337	$130

Percentage change	100.0%	82.9%	17.1%	100.0%	97.1%	2.9%

(1) The changes which are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
(2) Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Noninterest Income

Noninterest income totaled $20.5 million for 2005, an increase of $2.8 million or 15.7% compared to $17.8 million in the prior year. Noninterest income represented 21.7% of total revenue at year-end 2005, a decline of 54 basis points from 22.3% for 2004. The increase in noninterest income is due primarily to higher allotment processing fees of $1.5 million or 136.3% attributed to the FiNET acquisition. Other significant increases in noninterest income include service charges and fees on deposits of $1.0 million or 12.2%, gains on the sale of mortgage loans of $396 thousand or 107.0%, and a one-time $700 thousand gain on the sale of the Company’s credit card portfolio in the first quarter of 2005. Service charges and fees on deposits were led by a $917 thousand increase in account fees related to the FiNET acquisition attributed in part due to the timing of the acquisition. The increased gains on the sale of mortgage loans are reflective of a $16.9 million or 88.8% increase in loans sold in the comparison and is attributed mainly to the establishment of Pro Mortgage during 2004. Notable declines in noninterest income in the comparison include securities gains of $394 thousand resulting from lower selling activity, lower non-deposit related service charges, commissions, and fees of $353 thousand or 12.9% occurring over a broad range of categories, and income from bank owned life insurance of $235 thousand or 15.9% due to lower crediting rates on the underlying investments.

Noninterest Expense

Total noninterest expense was $46.1 million for 2005, an increase of $4.2 million or 9.9% compared to 2004. The increase in noninterest expense occurred across a broad range of line items and is generally attributed to the Company’s business expansion efforts that began during the last half of 2004. The most significant increases were salaries and employee benefits, which increased $1.7 million or 7.4%, net occupancy and equipment expenses of $725 thousand or 13.7%, and amortization of intangibles of $672 thousand.

The increase in salaries and employee benefits was driven by a 7.9% increase in the average number of full time equivalent employees to 521 from 484 due to business expansion activity. Salaries and related payroll taxes increased $1.7 million or 9.7% to $19.7 million due to increased personnel and normal salary increases. Employee benefit expenses increased $217 thousand or 4.8% primarily due to increased health care costs. Noncash compensation expense related to the Company’s nonqualified stock option plan declined $273 thousand or 100% due to the structure of the vesting schedule. All options for which the Company had previously recorded noncash compensation expense became fully vested during the fourth quarter of 2004. Therefore, there was no compensation expense recorded for these stock options during 2005. The number of full time equivalent employees increased to 570 from 514 reported at the prior year-end. This increase includes 58 additional employees at Citizens Northern.

Occupancy expense, net of rental income, increased $384 thousand or 13.7% and totaled $3.2 million. The increase was driven by the Company’s business acquisitions and expansion along with normal increases, primarily in utilities costs. Equipment expenses were $2.8 million, an increase of $341 thousand or 13.8% that was driven by business expansion. Data processing and communications expense rose $241 thousand or 5.8% to $4.4 million. The increase is attributed to larger processing volumes. All other noninterest expenses increased $1.5 million or 15.4% to $11.2 million from $9.7 million. Included in this increase is $310 thousand of amortization expense of core deposit intangibles and $362 thousand of customer relationship intangibles related to the timing of the Company’s acquisition activity during 2004 and 2005. Additionally, there was an increase in auditing expenses of $315 thousand in the current twelve-month period compared to the same period in 2004 driven by Sarbanes-Oxley compliance and business expansion, a $272 thousand increase in net expenses attributed to the Company’s foreclosed real estate properties, and increases in other general expenses relating to the Company’s acquisitions and business expansion activity that began during 2004. The increase in net expenses attributed to the Company’s foreclosed real estate properties is unusually high since there was $123 thousand in net gains reported in the comparable period a year earlier.

Income Tax

Income tax expense for 2005 was $4.3 million, an increase of $1.3 million or 41.4% from the previous year. The effective tax rate was 21.3% for the current year, an increase of 290 basis points from 18.4% in 2004. The increase in the effective tax rate is due to increased revenues from taxable sources and a decrease in revenue from nontaxable investment securities.

FINANCIAL CONDITION

Total assets were $1.7 billion on December 31, 2005, an increase of $275.4 million or 19.7% from the prior year-end. The growth in assets was driven by a $181.6 million or 21.0% increase in net loans, followed by a $54.2 million or 68.4% increase in cash and cash equivalents, and $20.9 million of additional goodwill. These increases were boosted by the acquisition of Citizens Northern in December 2005. At year-end 2005, Citizens Northern had $152.7 million of net loans, $9.5 million of cash and cash equivalents, and $20.7 million of goodwill. The increase in cash and cash equivalents was also fueled by the $25.0 million proceeds from the Company’s trust preferred securities offering during the third quarter of 2005. The proceeds from the trust preferred securities offering were used to fund the cash portion of the Citizens Northern acquisition, with substantially all of the payments occurring subsequent to December 31, 2005. Total deposits were $1.3 billion at December 31, 2005, an increase of $193.3 million or 17.0% due mainly to the Citizens Northern acquisition. Citizens Northern had outstanding deposits of $175.0 million at year-end 2005. Subordinated notes payable to unconsolidated trusts grew $25.8 million as a result of the previously mentioned trust preferred securities offering used to fund the cash portion of the Citizens Northern acquisition. Other liabilities increased $24.6 million mainly due to the Company’s accrual of $21.8 million for the outstanding cash portion of the purchase price of Citizens Northern that was subsequently paid during January 2006. Shareholders’ equity increased $22.8 million or 17.3% due mainly to $18.2 million in stock issued in connection with the Citizens Northern acquisition. Retained earnings grew $6.8 million or 4.5% due to $15.8 million in net income offset by $9.0 million in dividends declared. Accumulated other comprehensive income declined $2.6 million as a result of unrealized losses (net of tax) from the Company’s available for sale investment securities portfolio.

Management of the Company considers it noteworthy to understand the relationship between the Company’s principal subsidiary, Farmers Bank & Capital Trust Co., and the Commonwealth of Kentucky. Farmers Bank provides various services to state agencies of the Commonwealth. As the depository for the Commonwealth, checks are drawn on Farmers Bank by these agencies, which include paychecks and state income tax refunds. Farmers Bank also processes vouchers of the WIC (Women, Infants and Children) program for the Cabinet for Human Resources. The Bank’s investment department also provides services to the Teacher’s Retirement systems. As the depository for the Commonwealth, large fluctuations in deposits are likely to occur on a daily basis. Therefore, reviewing average balances is important to understanding the financial condition of the Company.

On an average basis, total assets were $1.5 billion for 2005, an increase of $114.7 million or 8.5% from year-end 2004. Average earning assets, primarily loans and securities, were $1.3 billion for 2005, an increase of $103.4 million or 8.6% compared to 2004. Average earning assets represent 89.19% of total average assets on December 31, 2005, an increase 9 basis points compared to 89.10% at year-end 2004.

Loans

Loans, net of unearned income, totaled $1.1 billion on December 31, 2005, an increase of $181.3 million or 20.7% from $876.7 million at year-end 2004. Higher balances were recorded throughout much of the loan portfolio, with the exception of consumer installment loans and lease financing. Real estate lending increased $139.5 million or 22.2% in the comparison, led by $102.1 million attributed to Citizens Northern. Real estate mortgage loans make up 64.0% of the total net loans outstanding at December 31, 2005 and increased $112.5 million or 19.9% compared to a year earlier. Real estate construction loans grew $27.1 million or 42.9% from year-end 2004 mainly through internal growth. Commercial, financial, and agricultural loans increased $53.0 million or 39.6% to $187.0 million with Citizens Northern contributing $47.9 million or 90.4% of the increase. Installment loans and lease financing were $65.4 million and $38.1 million, respectively, at year-end 2005. This represents a decrease of $9.8 million or 13.1% and $1.4 million or 3.5%, respectively in the year-end comparisons. On average, loans represented 69.2% of earning assets during 2005 compared to 68.2% for 2004. When loan demand declines, the available funds are redirected to lower earning temporary investments or investment securities, which typically involve a decrease in credit risk and lower yields.

The composition of the loan portfolio, net of unearned income, is summarized in the table below.

(In thousands) December 31,	2005	%	2004	%	2003	%	2002	%	2001	%
Commercial, financial,
and agricultural	$187,027	17.7%	$134,016	15.3%	$110,657	14.6%	$110,056	14.9%	$108,516	15.4%
Real estate -
construction	90,219	8.5	63,156	7.2	45,390	6.0	55,896	7.6	41,930	6.0
Real estate mortgage -
residential	361,548	34.2	313,711	35.8	270,638	35.8	251,185	34.0	247,498	35.3
Real estate mortgage -
farmland and other
commercial enterprises	315,730	29.8	251,094	28.6	222,100	29.4	208,435	28.2	184,670	26.3
Installment	65,423	6.2	75,271	8.6	71,565	9.5	76,162	10.3	78,399	11.2
Lease financing	38,059	3.6	39,457	4.5	35,595	4.7	36,905	5.0	40,856	5.8

Total	$1,058,006	100.0%	$876,705	100.0%	$755,945	100.0%	$738,639	100.0%	$701,869	100.0%

The following table presents commercial, financial, and agricultural loans and real estate construction loans outstanding at December 31, 2005 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

Loan Maturities
(In thousands)	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial, financial, and agricultural	$81,566	$59,529	$45,932	$187,027
Real estate - construction	64,779	20,165	5,275	90,219

Total	$146,345	$79,694	$51,207	$277,246

The table below presents commercial, financial, and agricultural loans and real estate construction loans outstanding at December 31, 2005 that are due after one year, classified according to sensitivity to changes in interest rates.

Interest Sensitivity
(In thousands)	Fixed Rate	Variable Rate
Due after one but within five years	$36,544	$43,150
Due after five years	12,119	39,088

Total	$48,663	$82,238

Asset Quality

The Company’s loan portfolio is subject to varying degrees of credit risk. Credit risk is mitigated by diversification within the portfolio, limiting exposure to any single customer or industry, standard lending policies and underwriting criteria, and collateral requirements. The Company maintains policies and procedures to ensure that the granting of credit is done in a sound and consistent manner. This includes policies on a company-wide basis that require certain minimum standards to be maintained. However, the policies also permit the individual subsidiary companies authority to adopt standards that are no less stringent than those included in the company-wide policies. Credit decisions are made at the subsidiary bank level under guidelines established by policy. The Company’s internal audit department performs loan reviews at each subsidiary bank during the year. This loan review evaluates loan administration, credit quality, documentation, compliance with Company loan standards, and the adequacy of the allowance for loan losses on a consolidated and subsidiary basis.

The provision for loan losses represents charges made to earnings to maintain an allowance for loan losses at an adequate level based on credit losses specifically identified in the loan portfolio, as well as management’s best estimate of probable loan losses in the remainder of the portfolio at the balance sheet date. The allowance for loan losses is a valuation allowance increased by the provision for loan losses and decreased by net charge-offs. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance.

Management estimates the allowance balance required using a risk-rated methodology. Many factors are considered when estimating the allowance. These include, but are not limited to, past loan loss experience, an assessment of the financial condition of individual borrowers, a determination of the value and adequacy of underlying collateral, the condition of the local economy, an analysis of the levels and trends of the loan portfolio, and a review of delinquent and classified loans. The allowance for loan losses consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current risk factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Actual loan losses could differ significantly from the amounts estimated by management.

The risk-rated methodology includes segregating watch list and past due loans from the general portfolio and allocating specific reserves to these loans depending on their status. For example, watch list loans, which may be identified by the internal loan review risk-rating system or by regulatory examiner classification, are assigned a certain loss percentage while loans past due 30 days or more are assigned a different loss percentage. Each of these percentages consider past experience as well as current factors. The remainder of the general loan portfolio is segregated into three components having similar risk characteristics as follows: commercial loans, consumer loans, and real estate loans. Each of these components is assigned a loss percentage based on their respective three year historical loss percentage. Additional allocations to the allowance may then be made for subjective factors, such as those mentioned above, as determined by senior managers who are knowledgeable about these matters.

While management considers the allowance for loan losses to be adequate based on the information currently available, additional adjustments to the allowance may be necessary due to changes in the factors noted above. Borrowers may experience difficulty in periods of economic deterioration, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require additional increases in the provision. Also, regulatory agencies, as an integral part of their examinations, periodically review the allowance for loan losses. These reviews could result in additional adjustments to the provision based upon their judgments about relevant information available during their examination.

The provision for loan losses totaled $718 thousand in 2005, a decrease of $1.4 million or 66.3% compared to $2.1 million for 2004. Total net charge-offs for the Company decreased $152 thousand or 5.8% for year-end 2005 compared to 2004 and were as follows for 2005: real estate lending $452 thousand, installment loans $1.1 million, lease financing $558 thousand, and commercial, financial, and agricultural loans $317 thousand. The change in net charge-offs for 2005 compared to 2004 were as follows: commercial, financial, and agriculture decreased $489 thousand or 60.7%; real estate lending decreased $112 thousand or 19.9%; installment loans decreased $21 thousand or 1.8%; and lease financing increased $470 thousand or 534.1%. The decline in commercial, financial, and agriculture loans and real estate loans charged off is attributed in part to the unusually high charge-offs in the prior year related to the Citizens Georgetown acquisition. The increase in charge-offs related to lease financing is mainly attributed to a single credit in the manufacturing industry. Net charge-offs equaled .27% of average loans for 2005, a decline of 5 basis points compared to the prior year-end. The allowance for loan losses, which included an increase of $1.4 million on December 6, 2005 as a result of the Citizens Northern acquisition, was $12.5 million at year-end 2005 and represented 1.18% of loans net of unearned income at year-end 2005 compared to 1.46% at year-end 2004. The allowance for loan losses as a percentage of nonperforming loans totaled 197.5% and 127.8% at year-end 2005 and 2004, respectively. Management continues to emphasize collection efforts and evaluation of risks within the portfolio. The composition of the Company’s loan portfolio continues to be diverse with no significant concentration to any individual or industry.

The table below summarizes the loan loss experience for the past five years.

Years Ended December 31, (In thousands)	2005	2004	2003	2002	2001
Balance of allowance for loan losses at
beginning of year	$12,804	$11,292	$11,061	$10,549	$10,249
Acquisition of Citizens Bank (Kentucky), Inc.		2,005
Acquisition of Citizens Bancorp, Inc.	1,410
Loans charged off:
Commercial, financial, and agricultural	400	1,020	376	481	600
Real estate	593	663	936	2,833	1,476
Installment loans to individuals	1,436	1,421	1,090	1,146	762
Lease financing	602	113	385	147	87

Total loans charged off	3,031	3,217	2,787	4,607	2,925

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	83	214	95	63	157
Real estate	141	99	63	71	371
Installment loans to individuals	293	257	249	232	247
Lease financing	44	25	19	5	2

Total recoveries	561	595	426	371	777

Net loans charged off	2,470	2,622	2,361	4,236	2,148

Additions to allowance charged to expense	718	2,129	2,592	4,748	2,448

Balance at end of year	$12,462	$12,804	$11,292	$11,061	$10,549

Average loans net of unearned income	$902,602	$818,933	$742,319	$705,090	$698,758
Ratio of net charge-offs during year to
average loans, net of unearned income	.27%	.32%	.32%	.60%	.31%

The following table presents an estimate of the allocation of the allowance for loan losses by type for the date indicated. Although specific allocations exist, the entire allowance is available to absorb losses in any particular category.

Allowance For Loan Losses
December 31, (In thousands)	2005	2004	2003	2002	2001
Commercial, financial, and agricultural	$3,261	$2,637	$2,349	$3,913	$3,492
Real estate	6,632	7,166	6,164	4,838	4,135
Installment loans to individuals	1,790	1,906	1,797	1,879	2,208
Lease financing	779	1,095	982	431	714

Total	$12,462	$12,804	$11,292	$11,061	$10,549

Nonperforming Assets

Nonperforming assets for the Company include nonperforming loans, other real estate owned, and other foreclosed assets. Nonperforming loans consist of nonaccrual loans, loans past due 90 days on which interest is still accruing, and restructured loans. Generally, the accrual of interest on loans is discontinued when it is determined that the collection of interest or principal is doubtful, or when a default of interest or principal has existed 90 days or more, unless such loan is well secured and in the process of collection.

Nonperforming assets totaled $15.1 million at year-end 2005, an increase of $1.3 million or 9.6% compared to 2004. The increase is primarily due to a $5.1 million or 135.3% increase in other real estate owned partially offset by a $3.2 million decline in nonaccrual loans. The increase in other real estate owned includes $6.3 million of the underlying real estate collateral on a pool of loans to a financially troubled builder transferred to the Company through foreclosure. The decline in nonperforming loans was driven primarily by two extensions of credit secured by real estate. One involves a balance of $1.3 million to a financially trouble builder secured by multifamily residential real estate, the other relates to $1.4 million secured by commercial real estate. The underlying collateral securing the credit to the financially troubled builder was transferred to the Company through foreclosure during the first quarter of 2005. The $1.4 million commercial real estate credit was collected in the first quarter of 2005. Nonperforming loans represent .6% of loans net of unearned income at year-end 2005, a decrease of 54 basis points from 1.1% compared to year-end 2004. Information pertaining to nonperforming loans and assets is presented in the table below.

December 31, (In thousands)	2005	2004	2003	2002	2001
Loans accounted for on nonaccrual basis	$3,147	$6,350	$5,258	$15,681	$3,621
Loans past due 90 days or more and still accruing	3,163	3,670	3,856	3,624	1,593

Total nonperforming loans	6,310	10,020	9,114	19,305	5,214
Other real estate owned	8,796	3,739	1,803	385	715
Other foreclosed assets	33	60	292	126	363

Total nonperforming assets	$15,139	$13,819	$11,209	$19,816	$6,292

Temporary Investments

Temporary investments consist of interest bearing deposits in other banks and federal funds sold and securities purchased under agreements to resell. The Company uses these funds in the management of liquidity and interest rate sensitivity. At December 31, 2005, temporary investments were $58.5 million, an increase of $21.6 million or 58.7% compared to $36.8 million at year-end 2004. In 2005, temporary investments averaged $68.0 million, an increase of $27.4 million or 67.7% from year-end 2004. The increase is primarily a result of the Company’s net funding position, which was driven by an increase in average interest bearing deposits of $87.0 million or 14.7% ($10.5 million attributed to Citizens Northern) and the impact of the $25.0 million proceeds from the Company’s trust preferred securities offering during the third quarter of 2005. Temporary investments are reallocated as loan demand and other investment alternatives present the opportunity.

Investment Securities

The investment securities portfolio is comprised primarily of U.S. Government agency securities, mortgage-backed securities, and tax-exempt securities of states and political subdivisions. Total investment securities were $364.7 million on December 31, 2005, a decrease of $4.4 million or 1.2% from year-end 2004.

The funds made available from maturing or called bonds have been redirected as necessary to fund higher yielding loan growth, reinvested to purchase additional investment securities, or otherwise employed to improve the composition of the balance sheet. The purchase of nontaxable obligations of states and political subdivisions is one of the primary means of managing the Company’s tax position. The impact of the alternative minimum tax related to the Company’s ability to acquire tax-free obligations at an attractive yield is routinely monitored.

Investment securities averaged $333.6 million in total for the current year, a decrease of $7.7 million or 2.3%. The decrease in average investment securities occurred almost entirely in the taxable portfolio. The decrease in average investment securities was driven by a $39.9 million net decline in mortgage-backed securities, which was partially offset by net additional purchases of U.S. Government agency securities averaging $33.8 million during the current year. The Company had a net unrealized loss on available for sale investment securities of $2.9 million at December 31, 2005 compared to a net unrealized gain of $1.1 million at year-end 2004. The $4.0 million decrease in the current period is due primarily to the impact of changing economic conditions, including an increase in market interest rates, particularly short-term rates, which have generally lowered the value of the investment portfolio at the end of the current period. As overall market interest rates have moved upward during the current period, the portfolio has declined in value. Market values of fixed rate investments are inversely related to changes in market interest rates.

On December 31, 2005, available for sale securities made up 95.8% of the total investment securities, up from 94.6% from a year earlier. U.S. Government agencies were $151.2 million and $146.1 million at year-end 2005 and 2004, respectively. This represents 43.3% of the total available for sale securities and 41.5% of the total portfolio at year-end 2005. At year-end 2004, U.S. Government agencies made up 41.8% of the total available for sale securities and 39.6% of the total portfolio. Mortgage-backed securities in the available for sale portfolio were $100.8 million at year-end 2005, a decrease of $11.8 million or 10.5% from year-end 2004. Mortgage-backed securities accounted for 28.8% and 32.2% of the available for sale securities portfolio at December 31, 2005 and 2004, respectively. Obligations of states and political subdivisions in the available for sale and held to maturity portfolio were $89.1 million and $15.1 million, respectively at December 31, 2005. This represents 25.5% and 100% of the available for sale and held to maturity portfolio, respectively.

The Company realized $3 thousand in net losses on the sale of available for sale investment securities during 2005, a decrease of $394 thousand compared to net realized gains of $391 thousand during 2004. The decrease in net gains on the sale of available for sale investment securities was due to lower sales activity from normal asset/liability management.

The following table summarizes the carrying values of investment securities on December 31, 2005, 2004, and 2003. The investment securities are divided into available for sale and held to maturity securities. Available for sale securities are carried at the estimated fair value and held to maturity securities are carried at amortized cost.

December 31,	2005		2004		2003
(In thousands)	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity
Obligations of U.S. Government agencies	$151,205		$146,144		$131,020
Obligations of states and political subdivisions	89,073	$ 15,139	84,245	$ 19,803	73,651	$24,718
Mortgage-backed securities	100,767		112,571		147,110	71
U.S. Treasury securities	104
Money market mutual funds	925
Equity securities	7,491		6,357		6,388

Total	$349,565	$ 15,139	$349,317	$ 19,803	$358,169	$24,789

The following table presents an analysis of the contractual maturity and tax equivalent weighted average interest rates of investment securities at December 31, 2005. For purposes of this analysis, available for sale securities are stated at fair value and held to maturity securities are stated at amortized cost. Equity securities in the available for sale portfolio consist of restricted FHLB and Federal Reserve Board stocks, which have no stated maturity and are not included in the maturity schedule that follows.

Available for Sale
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
(In thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Obligations of U.S. Government agencies	$79,756	3.1%	$63,539	5.1%	$6,928	5.2%	$982	4.9%
Obligations of states and political subdivisions	496	3.3	16,940	5.6	57,080	5.0	14,557	8.0
Mortgage-backed securities	5,770	4.7	43,261	4.6	33,287	4.6	18,449	5.0
U.S. Treasury securities			104	5.9
Money market mutual funds	925	3.8

Total	$86,947	3.2%	$123,844	5.0%	$97,295	4.8%	$33,988	6.3%

Held to Maturity
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
(In thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Obligations of states and political subdivisions	$6,472	6.9%	$7,367	6.9%	$130	7.0%	$1,170	6.4%

The calculation of the weighted average interest rates for each category is based on the weighted average costs of the securities. The weighted average tax rates on exempt states and political subdivisions are computed based on the marginal corporate Federal tax rate of 35%.

Deposits

The Company’s primary source of funding for its lending and investment activities results from its customer deposits, which consist of noninterest and interest bearing demand, savings, and time deposits. On December 31, 2005, deposits totaled $1.3 billion, an increase of $193.3 million or 17.0% from year-end 2004. The increase in deposits was due to a $168.3 million or 17.4% increase in interest bearing deposits coupled with a $25.0 million or 14.4% increase in noninterest bearing deposits. The increase in interest bearing deposits include higher time deposits of $91.0 million or 17.6%, higher savings deposits of $25.5 million or 12.6%, and higher interest bearing demand deposits of $51.8 million or 21.0%. The increase in each deposit category was mainly attributed to the Citizens Northern acquisition, which added $156.2 million in interest bearing deposits at year-end 2005 as follows: time deposits $71.6 million; savings deposits $30.2 million; and interest bearing demand $54.4 million. End of period noninterest bearing deposits grew mainly as a result of the Citizens Northern acquisition, which added $18.8 million in noninterest bearing deposits in the year-to-year comparison. Excluding the additional deposits related to the Citizens Northern acquisition, noninterest bearing deposits increased $6.2 million or 3.6%, with activity related to the Commonwealth of Kentucky deposits relatively unchanged. Average total deposits were $1.2 billion for 2005, an increase of $101.4 million or 9.5% compared to 2004. Increases in average deposits were consistent throughout the entire deposit portfolio as follows: noninterest bearing demand of $14.3 million or 8.0%; interest bearing demand of $1.4 million or .6%; savings accounts of $7.8 million or 4.1%; and time deposits of $77.8 million or 16.9%. The Citizens Northern acquisition boosted average deposits by $11.6 million as follows: time deposits $4.8 million; savings deposits $2.0 million; interest bearing demand $3.6 million; and noninterest bearing demand $1.2 million.

During 2005, total average interest bearing deposits were $979.5 million, an increase of $87.0 million or 9.8% from $892.5 million for 2004. Average noninterest bearing deposits were $194.3 million, an increase of $14.3 million or 8.0% from $180.0 million in the prior year.

A summary of average balances and rates paid on deposits follows.

Years Ended December 31,	2005		2004		2003
(In thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest bearing demand	$194,326		$179,980		$161,967
Interest bearing demand	243,451	.99%	242,086	.56%	227,217	.56%
Savings	198,949	1.35	191,100	.93	171,942	.96
Time	537,147	3.23	459,320	2.77	422,749	3.30

Total	$1,173,873	1.91%	$1,072,486	1.48%	$983,875	1.72%

Maturities of time deposits of $100,000 or more outstanding at December 31, 2005 are summarized as follows.

(In thousands)	Amount
3 months or less	$29,309
Over 3 through 6 months	26,272
Over 6 through 12 months	27,665
Over 12 months	74,308

Total	$157,554

Short-term Borrowings

Short-term borrowings primarily consist of federal funds purchased and securities sold under agreements to repurchase with year-end balances of $71.7 million, $59.8 million, and $56.7 million in 2005, 2004, and 2003, respectively. Such borrowings are generally on an overnight basis. Other short-term borrowings consist of FHLB borrowings totaling $0, $1.0 million, and $0 at year-end 2005, 2004, and 2003, respectively, and demand notes issued to the U.S. Treasury under the treasury tax and loan note option account totaling $779 thousand, $791 thousand, and $418 thousand in 2005, 2004, and 2003 respectively. A summary of short-term borrowings is as follows.

(In thousands)	2005	2004	2003
Amount outstanding at year-end	$72,482	$61,549	$57,116
Maximum outstanding at any month-end	166,919	122,871	141,971
Average outstanding	77,078	82,481	75,790
Weighted average rate during the year	3.16%	1.47%	1.25%

Long-term Borrowings

Prior to 2005, substantially all of the Company’s long-term borrowings consisted of FHLB advances to the Company’s subsidiary banks. These advances are secured by restricted holdings of FHLB stock that the banks are required to own as well as certain mortgage loans as required by the FHLB. Such advances are made pursuant to several different credit programs, which have their own interest rates and range of maturities. Interest rates on FHLB advances are generally fixed and range between 2.91% and 7.10%, with a weighted average rate of 4.17%, and maturities of up to 18 years. Approximately $29.0 million of the total long-term advances from the FHLB are convertible to a floating interest rate. These advances may convert to a floating interest rate indexed to three-month LIBOR only if LIBOR equals or exceeds 7%. At year-end 2005, the three-month LIBOR was 4.54%. FHLB advances are generally used to increase the Company’s lending activities and to aid the efforts of asset and liability management by utilizing various repayment options offered by the FHLB. Long-term advances from the FHLB totaled $50.8 million at December 31, 2005, a decrease of $1.8 million or 3.4% from year-end 2004.

In July 2005, the Company completed two private offerings of trust preferred securities through two separate Delaware statutory trusts sponsored by the Company. Farmers Capital Bank Trust I (“Trust I”) sold $10.0 million of preferred securities and Farmers Capital Bank Trust II (“Trust II”) sold $15.0 million of preferred securities (Trust I and Trust II are hereafter collectively referred to as the “Trusts”). The proceeds from the offering were used to fund the cash portion of the Citizens Bancorp acquisition. The Company owns all of the common securities of each of the Trusts.

The Trusts used the proceeds from the sale of preferred securities, plus capital contributed to establish the trusts, to purchase the Company’s junior subordinated notes in amounts and bearing terms that parallel the amounts and terms of the respective preferred securities. The subordinated notes mature in 2035 and bear a floating interest rate (current three-month LIBOR plus 150 basis points in the case of the notes held by Trust I and current three-month LIBOR plus 165 basis points in the case of the notes held by Trust II). Interest on the notes is payable quarterly.

The subordinated notes are redeemable in whole or in part, without penalty, at the Company’s option on or after September 30, 2010 and mature on September 30, 2035. The notes are junior in right of payment of all present and future senior indebtedness. At December 31, 2005, the balance of the subordinated notes payable to Trust I and Trust II was $10.3 million and $15.5 million respectively. The interest rates in effect as of the last determination date in 2005 were 5.52% and 5.67% for Trust I and Trust II, respectively.

Contractual Obligations

The Company is contractually obligated to make payments as follows.

	Payments Due by Period
Contractual Obligations (In thousands)	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt	$50,752	$12,733	$21,400	$1,272	$15,347
Subordinated notes payable	25,774				25,774
Operating leases	5,023	534	939	807	2,743
Capital lease obligations	355	283	72

Total	$81,904	$13,550	$22,411	$2,079	$43,864

Long-term FHLB debt represents FHLB advances pursuant to several different credit programs. Long-term FHLB debt and subordinated notes payable are more fully described under the caption “Long-Term Borrowings” above and in Note 7 of the Company’s 2005 audited consolidated financial statements. Capital lease obligations represent amounts relating to the acquisition of various data processing hardware and software. Operating leases include standard business equipment used in the Company’s day-to-day business as well as the lease of certain branch sites. Operating lease terms generally range from one to five years, with the ability to extend certain branch site leases at the Company’s option.

Effects of Inflation

The majority of the Company’s assets and liabilities are monetary in nature. Therefore, the Company differs greatly from most commercial and industrial companies that have significant investments in nonmonetary assets, such as fixed assets and inventories. However, inflation does have an important impact on the growth of assets in the banking industry and on the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity to assets ratio. Inflation also affects other noninterest expense, which tends to rise during periods of general inflation.

Management believes the most significant impact on financial and operating results is the Company’s ability to react to changes in interest rates. Management seeks to maintain an essentially balanced position between interest sensitive assets and liabilities in order to protect against the effects of wide interest rate fluctuations.

Market Risk Management

Market risk is the risk of loss arising from adverse changes in market prices and rates. The Company’s market risk is comprised primarily of interest rate risk created by its core banking activities of extending loans and receiving deposits. The Company’s success is largely dependent upon its ability to manage this risk. Interest rate risk is defined as the exposure of the Company’s net interest income to adverse movements in interest rates. Although the Company manages other risks, such as credit and liquidity risk, management considers interest rate risk to be its most significant risk, which could potentially have the largest and a material effect on the Company’s financial condition and results of operations. A sudden and substantial change in interest rates may adversely impact the Company’s earnings to the extent that the interest rates earned on assets and paid on liabilities do not change at the same speed, to the same extent, or on the same basis. Other events that could have an adverse impact on the Company’s performance include changes in general economic and financial conditions, general movements in market interest rates, and changes in consumer preferences. The Company’s primary purpose in managing interest rate risk is to effectively invest the Company’s capital and to manage and preserve the value created by its core banking business.

The Company has a Corporate Asset and Liability Management Committee (“ALCO”). ALCO monitors the composition of the balance sheet to ensure comprehensive management of interest rate risk and liquidity. ALCO also provides guidance and support to each ALCO of the Company’s subsidiary banks and is responsible for monitoring risks on a company-wide basis. ALCO has established minimum standards in its asset and liability management policy that each subsidiary bank must adopt. However, the subsidiary banks are permitted to deviate from these standards so long as the deviation is no less stringent than that of the Corporate policy.

The Company uses a simulation model as a tool to monitor and evaluate interest rate risk exposure. The model is designed to measure the sensitivity of net interest income and net income to changing interest rates during the next twelve months. Forecasting net interest income and its sensitivity to changes in interest rates requires the Company to make assumptions about the volume and characteristics of many attributes, including assumptions relating to the replacement of maturing earning assets and liabilities. Other assumptions include, but are not limited to, projected prepayments, projected new volume, and the predicted relationship between changes in market interest rates and changes in customer account balances. These effects are combined with the Company’s estimate of the most likely rate environment to produce a forecast for the next twelve months. The forecasted results are then compared to the effect of a gradual 200 basis point increase and decrease in market interest rates on the Company’s net interest income and net income. Because assumptions are inherently uncertain, the model cannot precisely estimate net interest income or net income or the effect of interest rate changes on net interest income and net income. Actual results could differ significantly from simulated results.

At December 31, 2005, the model indicated that if rates were to gradually increase by 200 basis points over the next twelve months, then net interest income (TE) and net income would increase 1.7% and 4.1%, respectively, compared to forecasted results. The model indicated that if rates were to gradually decrease by 200 basis points over the next twelve months, then net interest income (TE) and net income would decrease 4.1% and 10.1%, respectively, compared to forecasted results.

In the current low interest rate environment, it is not practical or possible to reduce certain deposit rates by the same magnitude as rates on earning assets. The average rate paid on some of the Company’s deposits remains below 2%. This situation magnifies the model’s predicted results when modeling a decrease in interest rates, as earning assets with higher yields have more of an opportunity to reprice at lower rates than lower-rate deposits.

LIQUIDITY

The Company uses a liquidity ratio to help measure its ability to meet its cash flow needs. This ratio is monitored by ALCO at both the bank level and on a consolidated basis. The liquidity ratio is based on current and projected levels of sources and uses of funds. This measure is useful in analyzing cash needs and formulating strategies to achieve desired results. For example, a low liquidity ratio could indicate that the Company’s ability to fund loans might become more difficult. A high liquidity ratio could indicate that the Company may have a disproportionate amount of funds in low yielding assets, which is more likely to occur during periods of sluggish loan demand. The Company’s liquidity position at year-end 2005 is relatively unchanged from year-end 2004, is within ALCO guidelines, and considered by management to be at an appropriate level.

At the Parent Company level, liquidity is primarily affected by the receipt of dividends from its subsidiary banks (see Note 16 of the Company’s 2005 audited consolidated financial statements) and cash balances maintained. The Parent Company’s primary uses of cash include the payment of dividends to shareholders, repurchasing its common stock, business acquisitions, interest expense on borrowings, and paying for general operating expenses. The primary source of funds for the Parent Company is the receipt of dividends from its subsidiary banks. As of December 31, 2005, combined retained earnings of the subsidiary banks were $60.8 million, of which $10.8 million was available for the payment of dividends to the Parent Company without obtaining prior approval from bank regulatory agencies. As a practical matter, payment of future dividends is also subject to the maintenance of other capital ratio requirements. Management expects that in the aggregate, its subsidiary banks will continue to have the ability to dividend adequate funds to the Parent Company. In addition, the Parent Company has a $10.0 million unsecured line of credit with an unrelated financial institution available for general corporate purposes. This line of credit has not been drawn upon and will mature on August 31, 2006. The Parent Company had cash balances of $32.1 million at year-end 2005, an increase of $21.3 million or 197.6% from the prior year-end. The increase in cash at the Parent Company is due primarily to cash proceeds from the trust preferred securities offering during 2005 which was used to fund the cash portion of the Citizens Bancorp acquisition subsequent to December 31, 2005. Other significant cash flows of the Parent Company include the receipt of $7.5 million in dividends from its subsidiaries and the payment of $8.9 million in dividend to its shareholders. This compares to $8.5 million in dividends received from subsidiaries and $8.9 million in dividends paid to shareholders during 2004. Each of the Company’s subsidiary banks continued to maintain “well capitalized” status as defined by the FDIC subsequent to their dividend payments.

The Company’s objective as it relates to liquidity is to ensure that its subsidiary banks have funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability. In order to maintain a proper level of liquidity, the subsidiary banks have several sources of funds available on a daily basis that can be used for liquidity purposes. Those sources of funds include the subsidiary banks’ core deposits, consisting of both business and nonbusiness deposits; cash flow generated by repayment of principal and interest on loans and investment securities; FHLB borrowings; and federal funds purchased and securities sold under agreements to repurchase. While maturities and scheduled amortization of loans and investment securities are generally a predictable source of funds, deposit outflows and mortgage prepayments are influenced significantly by general interest rates, economic conditions, and competition in our local markets. As of December 31, 2005, the Company had $214.6 million in additional borrowing capacity under various FHLB, federal funds, and other borrowing agreements.

For the longer term, the liquidity position is managed by balancing the maturity structure of the balance sheet. This process allows for an orderly flow of funds over an extended period of time. The Company’s ALCOs, both at the bank subsidiary level and on a consolidated basis, meet regularly and monitors the composition of the balance sheet to ensure comprehensive management of interest rate risk and liquidity.

Liquid assets consist of cash, cash equivalents, and available for sale investment securities. At December 31, 2005, liquid assets totaled $483.0 million, a $54.4 million or 12.7% increase compared to the prior year-end. Cash and equivalents increased $54.2 million or 68.4% coupled with a slight increase in available for sale investment securities of $248 thousand or .1% in the comparison. The increase in cash and cash equivalents is due mainly to the overall net funding position of the Company, which changes as loan demand, deposit levels, and other sources and uses of funds fluctuate.

Net cash provided by operating activities was $14.6 million in 2005, a decrease of $3.3 million or 18.2% from $17.9 million in the prior year. Net cash used in investing activities was $2.8 million during 2005 compared to $62.5 million a year earlier. The $59.7 million difference in the comparison is attributed mainly to a decrease in net loans originated for investment of $37.3 million and the Company’s acquisition activity of $22.8 million. During 2004, the Company purchased Citizens Georgetown and FiNET with a net cash outflow of $5.8 million and $6.6 million, respectively. During 2005, the Company purchased Citizens Bancorp in which a significant amount of the cash purchase price was paid during 2006. This resulted in a net cash inflow during 2005 of $10.6 million. In addition, the Company paid $205 thousand in additional costs related to its prior year acquisitions. Net cash provided by financing activities totaled $42.4 million for the year 2005. This compares to net cash used in financing activities during 2004 of $3.3 million. This represents an increase in cash flows of $45.7 million in the comparison and is due primarily to the trust preferred securities offering of $25.0 million during 2005, a net increase in internally generated deposit activity of $12.1 million, and a $9.2 million net increase in federal funds purchased and securities sold under agreements to repurchase activity during the current year as compared to a year earlier.

Information relating to off-balance sheet arrangements, which for the Company comprise of commitments to extend credit and standby letters of credit, is disclosed in Note 13 of the Company’s 2005 audited consolidated financial statements. These transactions are entered into in the ordinary course of providing traditional banking services and are considered in managing the Company’s liquidity position. The Company does not expect these commitments to significantly affect the liquidity position in future periods. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options, or similar instruments.

CAPITAL RESOURCES

Shareholders’ equity was $154.2 million on December 31, 2005. This represents an increase of $22.8 million or 17.3% from year-end 2004 due mainly to $18.2 million in stock issued in connection with the Citizens Bancorp acquisition. Retained earnings grew $6.8 million or 4.5% due to $15.8 million in net income offset by $9.0 million in dividends declared.

Accumulated other comprehensive loss, consisting of net unrealized holding losses on available for sale securities (net of tax), was $1.9 million at December 31, 2005, a decrease of $2.6 million from an unrealized gain of $700 thousand at year-end 2004. The decrease in the current period is due primarily to the impact of changing economic conditions, including an increase in market interest rates, particularly short-term rates, which have generally lowered the value of the investment portfolio at the end of the current period. As overall market interest rates have moved upward during the current period, the portfolio has declined in value. Market values of fixed rate investments are inversely related to changes in market interest rates.

Consistent with the objective of operating a sound financial organization, the Company’s goal is to maintain capital ratios well above the regulatory minimum requirements. The Company’s capital ratios as of December 31, 2005, the regulatory minimums, and the regulatory standard for a well-capitalized institution are as follows.

	Farmers Capital Bank Corporation	Regulatory Minimum
Tier 1 risk-based	12.68%	4.00%
Total risk-based	13.77	8.00
Leverage	9.59	4.00

The capital ratios of each subsidiary bank were in excess of the applicable minimum regulatory capital ratio requirements at December 31, 2005.

The table below is an analysis of dividend payout ratios and equity to asset ratios for the previous five years.

Years Ended December 31,	2005	2004	2003	2002	2001
Percentage of dividends declared to net Income	56.82%	66.43%	66.91%	68.38%	57.70%
Percentage of average shareholders' equity to average total assets	9.19	9.50	9.98	10.37	10.75

Share Buy Back Program

In January 2003, the Company announced that it intended to purchase up to 300,000 additional shares of its outstanding common stock. This was in addition to the stock purchase plans announced in July 2000 and November 1998 to purchase 500,000 and 400,000 shares, respectively. The Company has purchased 123,000 shares pursuant to the January 2003 announcement. Purchases are dependent on market conditions and there is no guarantee as to the number of shares to be purchased by the Company. Shares would be used for general corporate purposes. Consistent with the objective of maximizing shareholder value, the Company considers the purchase of its outstanding shares in a given price range to be a good investment of the Company’s available funds. At the time of the most recent announcement, the Company had purchased nearly all of the previously authorized shares.

Shareholder Information

As of February 8, 2006, there were 1,233 shareholders of record. This figure does not include individual participants in security position listings.

Stock Prices

Farmers Capital Bank Corporation’s stock is traded on the National Association of Security Dealers Automated Quotation System (NASDAQ) Capital Market tier of The NASDAQ Stock Market, with sales prices reported under the symbol: FFKT. The table below lists the stock prices and dividends declared for 2005 and 2004.

Stock Prices
	High	Low	Dividends Declared
2005
Fourth Quarter	$33.73	$28.54	$.33
Third Quarter	35.85	30.61	.33
Second Quarter	34.64	31.75	.33
First Quarter	41.25	32.90	.33

2004
Fourth Quarter	$41.20	$33.54	$.33
Third Quarter	36.00	32.00	.33
Second Quarter	35.75	31.15	.33
First Quarter	37.99	32.50	.33

Dividends declared per share were $1.32 for 2005 and 2004.

Recently Issued Accounting Standards

Please refer to the caption “Recently Issued But Not Yet Effective Accounting Standards” in Note 1 of the Company’s 2005 audited consolidated financial statements.

2004 Compared to 2003

Consolidated net income for 2004 was $13.4 million, an increase of $429 thousand or 3.3% compared to $13.0 million for 2003. Basic and diluted net income per share for 2004 was $1.99 and $1.98, respectively. This represented an increase of $.06 or 3.1% on both a basic and diluted basis. The Company reported a $4.2 million increase in net interest income attributed to a combination of higher interest income on loans and securities and lower interest expense, primarily on deposits. Noninterest income declined $142 thousand or .8% while noninterest expenses grew $4.4 million or 11.8% mainly as a result of the Citizens Georgetown and FiNET acquisitions and the expansion of banking operations into the Lexington, Kentucky market. The provision for loan losses and income taxes decreased $463 thousand or 17.9% and $343 thousand or 10.2%, respectively.

The general trend of the interest rate environment for 2003 was downward primarily as a result of short-term interest rate reductions taken by the Fed. The effects of the downward trend in general interest rates for 2003 positively affect the Company’s net interest income during 2004. A significant amount of time deposits, the largest component of interest bearing liabilities, repriced to lower rates and contributed to an increase in net interest income for the 2004. The repricing of time deposits for the Company have generally taken longer to occur than for other interest paying liabilities and interest earning assets due to their fixed nature and maturity characteristics. During the last half of 2004, the trend in short-term interest rates began to move upward as the short-term federal funds rate was increased 125 basis points in five increments of 25 basis points each by the Fed. These rate increases did not significantly impact the Company’s net interest income during 2004 since 75 basis points of the increase occurred between September and year-end 2004.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated by reference to Part II, Item 7 under the caption “Market Risk Management” on pages 32 and 33 of this Form 10-K.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL REPORTING

The management of Farmers Capital Bank Corporation has the responsibility for preparing the accompanying consolidated financial statements and for their integrity and objectivity. The statements were prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include amounts that are based on management’s best estimates and judgments. Management also prepared other information in the annual report and is responsible for its accuracy and consistency with the financial statements.

The Company’s 2005 consolidated financial statements have been audited by Crowe Chizek and Company LLC independent accountants. Management has made available to Crowe Chizek and Company LLC all financial records and related data, as well as the minutes of Boards of Directors’ meetings. Management believes that all representations made to Crowe Chizek and Company LLC during the audit were valid and appropriate.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Farmers Capital Bank Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the presentation of published financial statements. However, all internal control systems, no matter how well designed, have inherent limitations.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”. This assessment excluded internal control over financial reporting for Citizens Bank of Northern Kentucky, Inc. (“Citizens Northern”) as permitted by the Securities and Exchange Commission for current year acquisitions. Citizens Bancorp, Inc., the former parent company of Citizens Northern, was acquired on December 6, 2005. Citizens Northern represented 13.2% of consolidated assets at December 31, 2005 and .4% of consolidated net income for 2005. Based on our assessment management concludes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

Our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Crowe Chizek and Company LLC as stated in their report which appears herein.

/s/ G. Anthony Busseni	/s/ C Douglas Carpenter
President and CEO	Senior Vice President, Secretary, and CFO

March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
Farmers Capital Bank Corporation
Frankfort, Kentucky

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Farmers Capital Bank Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Farmers Capital Bank Corporation (the “Company”) management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

On December 6, 2005, the Company acquired Citizens Bancorp, Inc., the former parent company of Citizens Bank of Northern Kentucky, Inc. (“Citizens Northern”). Citizens Northern’s assets represented 13.2% of the Company’s consolidated assets at December 31, 2005, and its income represented .4% of the Company’s consolidated net income for 2005. As permitted by the Securities and Exchange Commission for the year of acquisition, the Company excluded Citizens Northern from its assessment of internal controls over financial reporting. Accordingly, our audit of internal control over financial reporting also excluded Citizens Northern.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Farmers Capital Bank Corporation maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Farmers Capital Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Farmers Capital Bank Corporation as of December 31, 2005 and 2004 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended and our report dated March 10, 2006 expressed an unqualified opinion.

/s/ Crowe Chizek and Company LLC

Crowe Chizek and Company LLC
Louisville, Kentucky
March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS

Board of Directors and Shareholders
Farmers Capital Bank Corporation
Frankfort, Kentucky

We have audited the accompanying consolidated balance sheets of Farmers Capital Bank Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Farmers Capital Bank Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion.

/s/ Crowe Chizek and Company LLC

Crowe Chizek and Company LLC
Louisville, Kentucky
March 10, 2006

Consolidated Balance Sheets

December 31, (In thousands, except share data)	2005	2004
Assets
Cash and cash equivalents:
Cash and due from banks	$74,972	$42,418
Interest bearing deposits in other banks	1,935	2,569
Federal funds sold and securities purchased under agreements to resell	56,547	34,273

Total cash and cash equivalents	133,454	79,260

Investment securities:
Available for sale, amortized cost of $352,514 (2005) and $348,240 (2004)	349,565	349,317
Held to maturity, fair value of $15,373 (2005) and $20,555 (2004)	15,139	19,803

Total investment securities	364,704	369,120

Loans, net of unearned income	1,058,006	876,705
Allowance for loan losses	(12,462)	(12,804)

Loans, net	1,045,544	863,901

Premises and equipment, net	33,995	27,415
Company-owned life insurance	31,575	26,978
Goodwill	29,650	8,722
Other intangible assets, net	7,642	4,259
Other assets	26,012	17,489

Total assets	$1,672,576	$1,397,144

Liabilities
Deposits:
Noninterest bearing	$198,515	$173,522
Interest bearing	1,133,853	965,505

Total deposits	1,332,368	1,139,027

Federal funds purchased and securities sold under agreements to repurchase	71,703	59,758
Other short-term borrowings	779	1,791
Subordinated notes payable to unconsolidated trusts	25,774
Other long-term debt	51,107	53,158
Dividends payable	2,244	2,232
Accrued purchase price-Citizens Bancorp, Inc.	21,846
Other liabilities	12,519	9,728

Total liabilities	1,518,340	1,265,694

Commitments and contingencies

Shareholders' Equity
Common stock, par value $.125 per share; 9,608,000 shares authorized;
8,856,249 and 8,234,423 shares issued at
December 31, 2005 and 2004, respectively	1,107	1,029
Capital surplus	39,829	20,744
Retained earnings	156,796	149,985
Treasury stock, at cost, 1,467,351 and 1,450,055 shares at
December 31, 2005 and 2004, respectively	(41,579)	(41,008)
Accumulated other comprehensive (loss) income	(1,917)	700

Total shareholders' equity	154,236	131,450

Total liabilities and shareholders' equity	$1,672,576	$1,397,144

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

(In thousands, except per share data) Years Ended December 31,	2005	2004	2003
Interest Income
Interest and fees on loans	$59,424	$49,439	$47,896
Interest on investment securities:
Taxable	8,354	7,934	6,549
Nontaxable	3,968	3,927	3,284
Interest on deposits in other banks	66	39	63
Interest on federal funds sold and securities purchased under agreements to resell	2,113	563	621

Total interest income	73,925	61,902	58,413

Interest Expense
Interest on deposits	22,431	15,855	16,850
Interest on federal funds purchased and securities sold under agreements to repurchase	2,416	1,191	863
Interest on subordinated notes payable to unconsolidated trusts	623
Interest on other borrowed funds	2,140	2,130	2,170

Total interest expense	27,610	19,176	19,883

Net interest income	46,315	42,726	38,530

Provision for loan losses	718	2,129	2,592

Net interest income after provision for loan losses	45,597	40,597	35,938

Noninterest Income
Service charges and fees on deposits	9,502	8,467	7,728
Allotment processing fees	2,656	1,124	829
Other service charges, commissions, and fees	2,373	2,726	2,725
Data processing income	1,384	1,374	1,393
Trust income	1,608	1,583	1,610
Investment securities (losses) gains, net	(3)	391	965
Gains on sale of mortgage loans, net	766	370	880
Income from company-owned life insurance	1,243	1,478	1,509
Other	1,012	238	254

Total noninterest income	20,541	17,751	17,893

Noninterest Expense
Salaries and employee benefits	24,520	22,826	20,675
Occupancy expenses, net	3,187	2,803	2,539
Equipment expenses	2,821	2,480	2,176
Data processing and communications expenses	4,362	4,121	3,658
Bank franchise tax	1,473	1,468	1,336
Correspondent bank fees	929	824	925
Amotization of intangibles	1,057	385
Other	7,743	7,026	6,193

Total noninterest expense	46,092	41,933	37,502

Income before income taxes	20,046	16,415	16,329

Income tax expense	4,274	3,023	3,366

Net income	$15,772	$13,392	$12,963

Net Income Per Common Share
Basic	$2.31	$1.99	$1.93
Diluted	2.30	1.98	1.92

Weighted Average Shares Outstanding
Basic	6,831	6,737	6,727
Diluted	6,864	6,780	6,770

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

(In thousands) Years Ended December 31,	2005	2004	2003
Net income	$15,772	$13,392	$12,963
Other comprehensive income:
Unrealized holding loss on available for sale
securities arising during the period on securities
held at end of period, net of tax of $1,410, $547,
and $113, respectively	(2,622)	(1,015)	(209)
Reclassification adjustment for prior period
unrealized loss (gain) previously reported in other
comprehensive income recognized during current
period, net of tax of $3, $219, and $662, respectively	5	(407)	(1,230)

Other comprehensive loss	(2,617)	(1,422)	(1,439)

Comprehensive income	$13,155	$11,970	$11,524

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share data)							Accumulated Other	Total
Years Ended	Common Stock		Capital	Retained	Treasury Stock		Comprehensive	Shareholders'
December 31, 2005, 2004, and 2003	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Equity
Balance at January 1, 2003	8,136	$1,017	$17,623	$141,199	1,344	$(37,627)	$3,561	$125,773

Net income				12,963				12,963
Other comprehensive income							(1,439)	(1,439)
Cash dividends declared, $1.29 per share				(8,673)				(8,673)
Purchase of common stock					101	(3,203)		(3,203)
Stock options exercised, including related tax benefits	25	3	623					626
Noncash compensation expense attributed to stock option grants			424					424

Balance at December 31, 2003	8,161	1,020	18,670	145,489	1,445	(40,830)	2,122	126,471

Net income				13,392				13,392
Other comprehensive loss							(1,422)	(1,422)
Cash dividends declared, $1.32 per share				(8,896)				(8,896)
Purchase of common stock					5	(178)		(178)
Stock options exercised, including related tax benefits	70	9	1,764					1,773
Shares issued pursuant to Employee Stock Purchase Plan	3		93					93
Noncash compensation expense attributed to stock option grants			217					217

Balance at December 31, 2004	8,234	1,029	20,744	149,985	1,450	(41,008)	700	131,450

Net income				15,772				15,772
Other comprehensive loss							(2,617)	(2,617)
Cash dividends declared, $1.32 per share				(8,961)				(8,961)
Purchase of common stock					17	(571)		(571)
Stock options exercised, including related tax benefits	31	4	770					774
Shares issued pursuant to Employee Stock Purchase Plan	7	1	186					187
Shares issued in connection with
the purchase of Citizens Bancorp, Inc.	584	73	18,129					18,202

Balance at December 31, 2005	8,856	$1,107	$39,829	$156,796	1,467	$(41,579)	$(1,917)	$154,236

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Years Ended December 31, (In thousands)	2005	2004	2003
Cash Flows from Operating Activities
Net income	$15,772	$13,392	$12,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,536	3,524	2,984
Net amortization (accretion) of investment security premiums and discounts:
Available for sale	328	1,369	3,197
Held to maturity	(41)	(40)	(68)
Provision for loan losses	718	2,129	2,592
Noncash compensation expense		217	424
Mortgage loans originated for sale	(35,456)	(20,243)	(60,089)
Proceeds from sale of mortgage loans	35,962	19,052	61,781
Deferred income tax (benefit) expense	(5)	712	(294)
Gains on sale of mortgage loans, net	(766)	(370)	(880)
Gain on sale of credit card portfolio	(700)
Loss on sale of premises and equipment	45	11	11
Loss (gain) on sale of available for sale investment securities, net	3	(391)	(965)
(Increase) decrease in accrued interest receivable	(1,816)	(881)	360
Income from company-owned life insurance	(1,217)	(1,468)	(1,509)
(Increase) decrease in other assets	(1,748)	(1,992)	1,224
Increase (decrease) in accrued interest payable	637	363	(523)
(Decrease) increase in other liabilities	(1,645)	2,473	1,318

Net cash provided by operating activities	14,607	17,857	22,526

Cash Flows from Investing Activities
Proceeds from maturities and calls of investment securities:
Available for sale	192,574	251,931	390,850
Held to maturity	4,705	5,028	5,058
Proceeds from sale of available for sale investment securities	3,038	66,916	108,975
Purchases of investment securities:
Available for sale	(176,796)	(300,949)	(449,402)
Held to maturity	(1,260)
Loans originated for investment, net of principal collected	(32,372)	(69,714)	(20,479)
Purchase of company-owned life insurance	(24,001)
Net cash acquired in purchase of Citizens Bancorp, Inc.	10,620
Purchase of Citizens Bank (Kentucky), Inc., net of cash acquired	(2)	(5,820)
Purchase of FiNET, Inc.	(203)	(6,586)
Investment in unconsolidated trusts	(774)
Purchases of premises and equipment	(3,750)	(4,300)	(2,964)
Proceeds from sale of equipment	126	993	9

Net cash (used in) provided by investing activities	(2,834)	(62,501)	6,786

Cash Flows from Financing Activities
Net increase in deposits	20,327	8,265	110,842
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	11,945	2,756	(59,281)
Proceeds from long-term debt	27,774	1,800	3,874
Repayments of long-term debt	(8,051)	(10,296)	(4,613)
Net (decrease) increase in other borrowed funds	(1,012)	1,372	(8,789)
Dividends paid	(8,949)	(8,879)	(8,649)
Purchase of common stock	(571)	(178)	(3,203)
Shares issued under Employee Stock Purchase Plan	187	93
Stock options exercised	771	1,755	622

Net cash provided by (used in) financing activities	42,421	(3,312)	30,803

Net increase (decrease) in cash and cash equivalents	54,194	(47,956)	60,115

Cash and cash equivalents at beginning of year	79,260	127,216	67,101

Cash and cash equivalents at end of year	$133,454	$79,260	$127,216

Supplemental Disclosures
Cash paid during the year for:
Interest	$26,973	$18,813	$20,406
Income taxes	2,725	2,525	2,200
Transfers from loans to repossessed assets	2,751	3,454	2,626
Cash dividend declared and unpaid at year-end	2,244	2,232	2,215
Acquisition purchase price payable at year-end	21,846
Issuance of 584 shares of common stock to acquire Citizens Bancorp, Inc.	18,202

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

The accounting and reporting policies of Farmers Capital Bank Corporation and subsidiaries conform to accounting principles generally accepted in the United States of America and general practices applicable to the banking industry. Significant accounting policies are summarized below.

Principles of Consolidation and Nature of Operations
The consolidated financial statements include the accounts of Farmers Capital Bank Corporation (the “Company”), a financial holding company, and its bank and nonbank subsidiaries. Bank subsidiaries include Farmers Bank & Capital Trust Co. (“Farmers Bank”) in Frankfort, KY and its wholly-owned subsidiaries Leasing One Corporation (“Leasing One”) and Farmers Capital Insurance Corporation (“Farmers Insurance”). Leasing One is a commercial leasing company in Frankfort, KY and Farmers Insurance is an insurance agency in Frankfort, KY; Farmers Bank and Trust Company in Georgetown, KY (“Farmers Georgetown”) and its wholly-owned subsidiary Pro Mortgage Partners, LLC (“Pro Mortgage”), a mortgage brokerage company established in May 2004 offering a variety of fixed rate loan products; First Citizens Bank in Elizabethtown, KY; United Bank & Trust Co. in Versailles, KY; Lawrenceburg National Bank in Harrodsburg, KY; Kentucky Banking Centers, Inc. in Glasgow, KY; and Citizens Bank of Northern Kentucky, Inc. in Newport, KY (“Citizens Northern”). The Company has three active nonbank subsidiaries, FCB Services, Inc. (“FCB Services”), Kentucky General Holdings, LLC (“Kentucky General”), and FFKT Insurance Services, Inc. (“FFKT Insurance”). FCB Services is a data processing subsidiary located in Frankfort, KY, which provides services to the Company’s banks as well as unaffiliated banks. Kentucky General holds a 50% voting interest in KHL Holdings, LLC, which is the parent company of Kentucky Home Life Insurance Company. FFKT Insurance is a captive property and casualty insurance company insuring primarily deductible exposures and uncovered liability related to properties of the Company. All significant intercompany transactions and balances are eliminated in consolidation.

The Company provides financial services at its 33 locations in 22 communities throughout Central and Northern Kentucky to individual, business, agriculture, government, and educational customers. Its primary deposit products are checking, savings, and term certificate accounts. Its primary lending products are residential mortgage, commercial lending and leasing, and installment loans. Substantially all loans and leases are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans and leases are expected to be repaid from cash flow from operations of businesses. Farmers Bank has served as the general depository for the Commonwealth of Kentucky for over 70 years and also provides investment and other services to the Commonwealth. Other services include, but are not limited to, cash management services, issuing letters of credit, safe deposit box rental, and providing funds transfer services. Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions and federal funds sold.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates used in the preparation of the financial statements are based on various factors including the current interest rate environment and the general strength of the local economy. Changes in the overall interest rate environment can significantly affect the Company’s net interest income and the value of its recorded assets and liabilities. Actual results could differ from those estimates used in the preparation of the financial statements. The allowance for loan losses and the fair values of financial instruments are estimates that are particularly subject to change.

Reclassifications
Certain amounts in the accompanying consolidated financial statements presented for prior years have been reclassified to conform to the 2005 presentation. These reclassifications do not affect net income or total shareholders’ equity as previously reported.

Segment Information
The Company provides a broad range of financial services to individuals, corporations, and others through its 33 banking locations throughout Central and Northern Kentucky. These services primarily include the activities of lending and leasing, receiving deposits, providing cash management services, safe deposit box rental, and trust activities. Operations are managed and financial performance is evaluated at the subsidiary level. The Company’s chief decision makers monitor the results of the various banking products and services of its subsidiaries. Accordingly, all of the Company’s operations are considered by management to be aggregated in one reportable operating segment: commercial and retail banking.

Cash Flows
For purposes of reporting cash flows, cash and cash equivalents include the following: cash on hand, amounts due from banks, interest bearing demand deposits in other banks, federal funds sold, and securities purchased under agreements to resell. Generally, federal funds sold and securities purchased under agreements to resell are purchased and sold for one-day periods. Net cash flows are reported for loan and deposit transactions.

Investment Securities
Investments in debt and equity securities are classified into three categories. Securities that management has the positive intent and ability to hold until maturity are classified as held to maturity. Securities that are bought and held specifically for the purpose of selling them in the near term are classified as trading securities. The Company had no securities classified as trading during 2005, 2004, or 2003. All other securities are classified as available for sale. Securities are designated as available for sale if they might be sold before maturity. Securities classified as available for sale are carried at market value. Unrealized holding gains and losses for available for sale securities are reported net of deferred income taxes in other comprehensive income. Investments classified as held to maturity are carried at amortized cost. Interest income includes amortization and accretion of purchase premiums or discounts. Premiums and discounts on securities are amortized using the interest method over the expected life of the securities. Realized gains and losses on the sales of securities are recorded on the trade date and computed on the basis of specific identification of the adjusted cost of each security and are included in noninterest income. A decline in the market value of any available for sale or held to maturity security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. Federal Home Loan Bank (“FHLB”) and Federal Reserve Board stock is carried at cost.

Loans and Interest Income
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their unpaid principal amount outstanding adjusted for any charge-offs and any deferred fees or costs on originated loans. Interest income on loans is recognized using the interest method based on loan principal amounts outstanding during the period. Interest income also includes amortization and accretion of any premiums or discounts over the expected life of acquired loans at the time of purchase or business acquisition. Net fees and incremental direct costs associated with loan origination are deferred and amortized as yield adjustments over the contractual term of the loans. Generally, the accrual of interest on loans is discontinued when it is determined that the collection of interest or principal is doubtful, or when a default of interest or principal has existed for 90 days or more, unless such loan is well secured and in the process of collection. Past due status is based on the contractual terms of the loan. Cash payments received on nonaccrual loans generally are applied to principal, and interest income is only recorded once principal recovery is reasonably assured. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loans Held for Sale
The Company’s operations include a limited amount of mortgage banking. Mortgage banking activities include the origination of fixed-rate residential mortgage loans for sale to various investors. Mortgage loans originated and intended for sale in the secondary market, principally under programs with the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, and other commercial lending institutions are carried at the lower of cost or estimated market value determined in the aggregate and are included in net loans on the balance sheet until sold. Mortgage loans held for sale included in net loans totaled $929,000 and $1,615,000 at December 31, 2005 and December 31, 2004, respectively. Mortgage banking revenues, including origination fees, servicing fees, net gains or losses on sales of mortgages, and other fee income were .9%, .6%, and 1.2% of the Company’s total revenue for the years ended December 31, 2005, 2004, and 2003, respectively.

Provision and Allowance for Loan Losses
The provision for loan losses represents charges made to earnings to maintain an allowance for loan losses at an adequate level based on credit losses specifically identified in the loan portfolio, as well as management’s best estimate of probable loan losses in the remainder of the portfolio at the balance sheet date. The allowance for loan losses is a valuation allowance increased by the provision for loan losses and decreased by net charge-offs. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance.

Management estimates the allowance balance required using a risk-rated methodology. Many factors are considered when estimating the allowance. These include, but are not limited to, past loan loss experience, an assessment of the financial condition of individual borrowers, a determination of the value and adequacy of underlying collateral, the condition of the local economy, an analysis of the levels and trends of the loan portfolio, and a review of delinquent and classified loans. The allowance for loan losses consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current risk factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Actual loan losses could differ significantly from the amounts estimated by management.

The risk-rated methodology includes segregating watch list and past due loans from the general portfolio and allocating specific amounts to these loans depending on their status. For example, watch list loans, which may be identified by the internal loan review risk-rating system or by regulatory examiner classification, are assigned a certain loss percentage while loans past due 30 days or more are assigned a different loss percentage. Each of these percentages considers past experience as well as current factors. The remainder of the general loan portfolio is segregated into three components having similar risk characteristics as follows: commercial loans, consumer loans, and real estate loans. Each of these components is assigned a loss percentage based on their respective three year historical loss percentage. Additional allocations to the allowance may then be made for subjective factors, such as those mentioned above, as determined by senior managers who are knowledgeable about these matters.

The Company accounts for impaired loans in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan — Income Recognition. SFAS No. 114, as amended, requires that impaired loans be measured at the present value of expected future cash flows, discounted at the loan’s effective interest rate, at the loan’s observable market price, or at the fair value of the collateral if the loan is collateral dependent. A loan is impaired when full payment under the contractual terms is not expected. Generally, impaired loans are also in nonaccrual status. In certain circumstances, however, the Company may continue to accrue interest on an impaired loan. Cash receipts on impaired loans are typically applied to the recorded investment in the loan, including any accrued interest receivable. Loans that are part of a large group of smaller-balance homogeneous loans, such as residential mortgage and consumer loans, are collectively evaluated for impairment and, accordingly, they are not separately identified for impairment disclosures.

Mortgage Servicing Rights
Mortgage servicing rights are recognized as other intangible assets on the Company’s consolidated balance sheet for the allocated cost of retained servicing rights on loans sold. Mortgage servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates. Any impairment of a grouping is reported as a valuation allowance. The Company acquired $626,000 of capitalized mortgage servicing rights from the purchase of Citizens Bancorp. Capitalized mortgage servicing rights were $618,000 and $0 at December 31, 2005 and 2004. No impairment of the asset was determined to exist.

Goodwill and Other Intangible Assets
Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified.

Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from business acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives.

Other Real Estate
Other real estate owned and held for sale, included with other assets in the accompanying consolidated balance sheets, includes properties acquired by the Company through actual loan foreclosures. Other real estate owned is carried at the lower of cost or fair value less estimated costs to sell. Fair value is the amount that the Company could reasonably expect to receive in a current sale between a willing buyer and a willing seller, other than in a forced or liquidation sale. Fair value of assets is measured by the market value based on comparable sales. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs after acquisition are expensed. Other real estate owned included in the consolidated balance sheets was $8,796,000 and $3,739,000 at December 31, 2005 and 2004, respectively.

Income Taxes
Income tax expense is the total of current year income tax due or refundable and the change in deferred tax assets and liabilities, except for the deferred taxes related to fair market value adjustments on available for sale investment securities. Deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense.

Premises and Equipment
Premises, equipment, and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation is computed primarily on the straight-line method over the estimated useful lives generally ranging from two to seven years for furniture and equipment and generally ten to 50 years for buildings and related components. Leasehold improvements are amortized over the shorter of the estimated useful lives or terms of the related leases on the straight-line method. Maintenance, repairs, and minor improvements are charged to operating expenses as incurred and major improvements are capitalized. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in noninterest income. Land is carried at cost.

Company-owned Life Insurance
The Company has purchased life insurance policies on certain key employees with their knowledge and consent. Company-owned life insurance is recorded at its cash surrender value, i.e. the amount that can be realized, on the consolidated balance sheet. The related change in cash surrender value and proceeds received under the policies are reported on the consolidated statement of income under the caption “Income from company-owned life insurance”.

Net Income Per Common Share
Basic net income per common share is determined by dividing net income by the weighted average total number of shares of common stock outstanding. Diluted net income per common share is determined by dividing net income by the total weighted average number of shares of common stock outstanding, plus the total weighted average number of shares that would be issued upon exercise of dilutive stock options assuming proceeds are used to repurchase shares pursuant to the treasury stock method. Net income per common share computations were as follows at December 31, 2005, 2004, and 2003:

(In thousands, except per share data) Years Ended December 31,	2005	2004	2003
Net income, basic and diluted	$15,772	$13,392	$12,963

Average shares outstanding	6,831	6,737	6,727
Effect of dilutive stock options	33	43	43

Average diluted shares outstanding	6,864	6,780	6,770

Net income per share, basic	$2.31	$1.99	$1.93
Net income per share, diluted	2.30	1.98	1.92

Stock options for 38,049, 40,049, and 0 shares of common stock were not included in the determination of dilutive earnings per share for 2005, 2004, and 2003 because they were antidilutive.

Comprehensive Income
SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the Company, this includes net income and net unrealized gains and losses on available for sale investment securities.

Treasury Stock
The purchase of the Company’s common stock is recorded at cost.

Stock-Based Compensation
In 1997, the Company’s Board of Directors approved a nonqualified stock option plan (the “Plan”) that provides for granting of stock options to key employees and officers of the Company. The Plan was subsequently ratified by the Company’s shareholders at its annual shareholders’ meeting held on May 12, 1998, the measurement date of the Plan. All stock options are awarded at a price equal to the fair market value of the Company’s common stock at the date the options are granted. The Company applies Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its Plan. Accordingly, since options were granted during 1997 at the fair market value of the Company’s stock on the grant date, and the measurement date occurred during 1998, the Company recognized noncash compensation expense for the 1997 grant based on the intrinsic value of the stock options measured on the date of shareholder ratification of the Plan. All of the options related to the 1997 grant were fully vested as of December 31, 2004; therefore there was no option-related compensation expense recorded during 2005.

The Company granted 40,049 and 54,000 additional options under the Plan during 2004 and 2000 in which there is no compensation expense being recognized pursuant to APB No. 25. In addition, the Company issued shares pursuant to its Employee Stock Purchase Plan (“ESPP”) during 2005 and 2004 in which there is no related compensation expense. Had compensation expense been determined under the fair value method described in SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the Company’s net income and income per common share would have been as shown in the table below.

Years Ended December 31, (In thousands, except per share data)	2005	2004	2003
Net Income
As reported	$15,772	$13,392	$12,963
Add: Stock-based employee compensation expense included
in reported net income, net of related tax effects		141	276
Less: Stock-based compensation expense determined under
fair value based method for all awards, net of related
tax effects	(112)	(208)	(336)

Proforma	$15,660	$13,325	$12,903

Net Income Per Common Share
Basic, as reported	$2.31	$1.99	$1.93
Basic, proforma	2.29	1.98	1.92

Diluted, as reported	2.30	1.98	1.92
Diluted, proforma	2.28	1.97	1.91

On March 16, 2005, the Compensation Committee of the Company’s Board of Directors acted to approve an immediate and full acceleration of the vesting on options granted during 2004. As a result, options to purchase 40,049 unvested and “out-of-the-money” shares of the Company’s common stock became immediately exercisable as of March 16, 2005. The exercise price of these options remains unchanged at $34.80 per share. The closing price of the Company’s shares was $34.50 on March 15, 2005. None of the accelerated options are granted to directors or executive officers of the Company. The purpose of the accelerated vesting is to allow the Company to reduce anticipated future compensation expense attributed to its stock option grants pursuant to SFAS No. 123 (revised), “Share-Based Payment”. Since the options granted during 2004 now have an exercise price in excess of the market price on the date of modification and there is no future vesting requirement, there will be no compensation expense recorded for these options in the current or future periods. The Company anticipates that it will record compensation expense pursuant to SFAS No. 123 (revised) for unvested options from its 2000 grant and shares issued under its ESPP in the amount of $110,000 and $41,000, net of tax, for 2006 and 2007, respectively.

The fair value of the options granted are estimated as of the measurement date using the Black-Scholes option pricing model with the following weighted average assumptions used and estimated fair market value for each of the grants indicated.

	Grant			ESPP
	1997	2000	2004	2005	2004
Dividend yield	3.18%	3.12%	3.80%	3.82%	3.80%
Expected volatility	23.4	29.6	10.5	13.0	10.8
Risk-free interest rate	5.75	6.71	2.78	2.98	1.47
Expected life (in years)	7	7	3	.25	.25
Fair value	$16.11	$9.25	$1.79	$5.97	$5.72

The Plan provides for the granting of options to purchase up to 450,000 shares of the Company's common stock at a price equal to the fair market value of the Company's common stock on the date the option is granted. The term of the options expires after ten years from the date on which the options are granted. Options granted under the Plan vest ratably over various time periods ranging from three to seven years. All options granted must be held for a minimum of one year before they can be exercised. Forfeited options are available for the granting of additional stock options under the Plan. At December 31, 2005, there were 6,544 options available for future grants under the Plan.

The Company's ESPP was approved by its shareholders at the Company's 2004 annual meeting. The purpose of the ESPP is to provide a means by which eligible employees may purchase, at a discount, shares of common stock of the Company through payroll withholding. The purchase price of the shares is equal to 85% of their fair market value on specified dates as defined in the plan. The ESPP was effective beginning July 1, 2004. There were 6,883 and 3,190 shares issued under the plan during 2005 and 2004, respectively. Compensation cost related to the ESPP included in the proforma net income disclosure in the table above was $26,000 and $12,000 for 2005 and 2004, respectively.

Recently Issued But Not Yet Effective Accounting Standards
In December 2004, the FASB issued SFAS No. 123 (revised). This Statement requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The Company's ESPP is considered an option plan under the Statement and will be subject to cost recognition. Compensation cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This Statement will apply to awards granted or modified beginning in 2006. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, which cannot currently be predicted. Existing options, including the Company's ESPP, that will vest after the adoption date are expected to result in additional compensation expense (net of tax) of $110,000 and $41,000 in 2006 and 2007.

2. Investment Securities

The following summarizes the amortized cost and estimated fair values of the securities portfolio at December 31, 2005. The summary is divided into available for sale and held to maturity securities.

December 31, 2005 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. Government agencies	$152,381	$66	$1,242	$151,205
Obligations of states and political subdivisions	88,601	1,264	792	89,073
Mortgage-backed securities	103,012	123	2,368	100,767
U.S. Treasury securities	104			104
Money market mutual funds	925			925
Equity securities	7,491			7,491

Total securities - available for sale	$352,514	$1,453	$4,402	$349,565

Held To Maturity
Obligations of states and political subdivisions	$15,139	$234	$0	$15,373

The following summarizes the amortized cost and estimated fair values of the securities portfolio at December 31, 2004.

December 31, 2004 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. Government agencies	$146,542	$35	$433	$146,144
Obligations of states and political subdivisions	82,298	2,194	247	84,245
Mortgage-backed securities	113,043	600	1,072	112,571
Equity securities	6,357			6,357

Total securities - available for sale	$348,240	$2,829	$1,752	$349,317

Held To Maturity
Obligations of states and political subdivisions	$19,803	$752	$0	$20,555

The amortized cost and estimated fair value of the securities portfolio at December 31, 2005, by contractual maturity, are detailed below. The summary is divided into available for sale and held to maturity securities. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities in the available for sale portfolio consist of restricted FHLB and Federal Reserve Board stocks, which have no stated maturity and are not included in the maturity schedule that follows. Mortgage-backed securities are stated separately due to the nature of payment and prepayment characteristics of these securities, as principal is not due at a single date

	Available For Sale		Held To Maturity
December 31, 2005 (In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$81,775	$81,177	$6,472	$6,518
Due after one year through five years	80,978	80,583	7,367	7,548
Due after five years through ten years	63,847	64,008	130	137
Due after ten years	15,411	15,539	1,170	1,170
Mortgage-backed securities	103,012	100,767

Total	$345,023	$342,074	$15,139	$15,373

Gross gains of $5,000, $527,000, and $965,000 in 2005, 2004, and 2003, respectively, were realized on the sale of investment securities. Gross losses of $8,000, $136,000, and $0 were realized during 2005, 2004, and 2003, respectively.

Investment securities with a carrying value of $258,512,000 and $234,922,000 at December 31, 2005 and 2004 were pledged to secure public and trust deposits, repurchase agreements, and for other purposes.

Investment securities with unrealized losses at year-end 2005 and 2004 not recognized in income are presented in the table below. The table segregates investment securities that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or more. The table also includes the fair value of the related securities.

	Less than 12 Months		12 Months or More		Total
December 31, 2005 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government agencies	$71,586	$449	$54,277	$793	$125,863	$1,242
Obligations of states and political subdivisions	24,261	303	13,626	489	37,887	792
Mortgage-backed securities	31,326	413	57,007	1,955	88,333	2,368

Total	$127,173	$1,165	$124,910	$3,237	$252,083	$4,402

	Less than 12 Months		12 Months or More		Total
December 31, 2004 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government agencies	$82,485	$372	$6,188	$61	$88,673	$433
Obligations of states and political subdivisions	18,616	178	2,199	69	20,815	247
Mortgage-backed securities	60,690	636	24,300	436	84,990	1,072

Total	$161,791	$1,186	$32,687	$566	$194,478	$1,752

Unrealized losses included in the tables above have not been recognized in income since they have been identified as temporary. The Company periodically evaluates securities for other-than-temporary impairment. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The Company attributes the unrealized losses mainly to changes in market interest rates and does not expect to incur a loss unless the securities are sold. Management has the intent and ability to hold these securities until the foreseeable future. As the securities approach their maturity date, their fair value is expected to recover. A decline in certain market interest rates could also favorably impact fair values.

3. Loans

Major classifications of loans are summarized as follows.

December 31, (In thousands)	2005	2004
Commercial, financial, and agricultural	$187,027	$134,016
Real estate - construction	90,219	63,156
Real estate mortgage - residential	361,548	313,711
Real estate mortgage - farmland and other commercial
enterprises	315,730	251,094
Installment loans	65,424	75,283
Lease financing	42,566	43,835

Total loans	1,062,514	881,095

Less unearned income	(4,508)	(4,390)

Total loans, net of unearned income	$1,058,006	$876,705

Loans to directors, executive officers, and principal shareholders (including loans to affiliated companies of which they are principal owners) and loans to members of the immediate family of such persons were $25,665,000 and $17,089,000 at December 31, 2005 and 2004, respectively. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectibility. An analysis of the activity with respect to these loans is presented in the table below. Approximately $8.7 million of the net increase in the following table is attributed to the Citizens Bancorp acquisition.

(In thousands)	Amount
Balance, December 31, 2004	$17,089
New loans	18,037
Repayments	(7,285)
Loans no longer meeting disclosure requirements and
other adjustments	(2,176)

Balance, December 31, 2005	$25,665

4. Allowance for Loan Losses

The Company’s recorded investment in impaired loans, measured using the fair value of collateral method as defined in SFAS No. 114, was $768,000 at December 31, 2005 and $3,158,000 at December 31, 2004. Those amounts also represent loans for which an allowance for loan losses totaling $50,000 and $195,000 for 2005 and 2004, respectfully, has been established. There were no impaired loans for which there is no related allowance. The recorded investment in impaired loans averaged $768,000, $4,497,000, and $10,860,000, respectively, for the years ended December 31, 2005, 2004, and 2003. Interest income recognized on impaired loans totaled $0, $34,000, and $55,000 for the years 2005, 2004, and 2003, respectively.

The Company’s charge-off policy for impaired loans does not differ from the charge-off policy for loans outside the definition of SFAS No. 114. Loans that are delinquent in excess of 120 days are charged off unless the borrower continues to maintain a satisfactory financial standing and/or the collateral securing the debt is of such value that any loss appears to be unlikely.

An analysis of the allowance for loan losses follows.

Years Ended December 31, (In thousands)	2005	2004	2003
Balance, beginning of year	$12,804	$11,292	$11,061
Acquisition of Citizens Bank (Kentucky), Inc.		2,005
Acquisition of Citizens Bancorp, Inc.	1,410
Provision for loan losses	718	2,129	2,592
Recoveries	561	595	426
Loans charged off	(3,031)	(3,217)	(2,787)

Balance, end of year	$12,462	$12,804	$11,292

Nonperforming loans were as follows.

December 31, (In thousands)	2005	2004
Nonaccrual loans	$3,147	$6,350
Loans past due 90 days or more and still accruing	3,163	3,670

Total nonperforming loans	$6,310	$10,020

5. Premises and Equipment

Premises and equipment consist of the following.

December 31, (In thousands)	2005	2004
Land, buildings, and leasehold improvements	$43,244	$35,920
Furniture and equipment	20,843	18,818

Total premises and equipment	64,087	54,738

Less accumulated depreciation and amortization	(30,092)	(27,323)

Premises and equipment, net	$33,995	$27,415

Depreciation and amortization of premises and equipment was $3,468,000, $3,139,000, and $2,984,000, in 2005, 2004, and 2003, respectively.

6. Deposit Liabilities

Time deposits of $100,000 or more at December 31, 2005 and 2004 were $157,554,000 and $140,080,000, respectively. Interest expense on time deposits of $100,000 or more was $4,405,000, $3,138,000, and $3,554,000 for 2005, 2004, and 2003, respectively.

At December 31, 2005 the scheduled maturities of time deposits were as follows.

(In thousands)	Amount
2006	$280,201
2007	98,817
2008	150,367
2009	57,655
2010	11,777
Thereafter	8,692

Total	$607,509

Deposits from directors, executive officers, and principal shareholders (including deposits from affiliated companies of which they are principal owners) and deposits from members of the immediate family of such persons were $30,312,000 and $27,769,000 at December 31, 2005 and 2004, respectively. Such deposits were accepted in the normal course of business on substantially the same terms as those prevailing at the time for comparable transactions with other customers.

7. Federal Funds Purchased, Securities Sold Under Agreements to Repurchase, and Other Borrowed Funds

Federal funds purchased and securities sold under agreements to repurchase represent borrowings by the Company that generally mature one business day following the date of the transaction. Information pertaining to such borrowings is as follows.

December 31, (Dollars in thousands)	2005	2004
Average balance during the year	$76,366	$81,520
Average interest rate during the year	3.16%	1.46%
Maximum month-end balance during the year	$165,536	$121,667

During 2005 the Company completed two private offerings of trust preferred securities through two separate Delaware statutory trusts sponsored by the Company. Farmers Capital Bank Trust I (“Trust I”) sold $10.0 million of preferred securities and Farmers Capital Bank Trust II (“Trust II”) sold $15.0 million of preferred securities (Trust I and Trust II are hereafter collectively referred to as the “Trusts”). The proceeds from the offering were used to fund the cash portion of the Citizens Bancorp acquisition. The Company owns all of the common securities of each of the Trusts.

The Trusts used the proceeds from the sale of preferred securities, plus capital contributed to establish the trusts, to purchase the Company’s junior subordinated notes in amounts and bearing terms that parallel the amounts and terms of the respective preferred securities. The subordinated notes mature in 2035 and bear a floating interest rate (current three-month LIBOR plus 150 basis points in the case of the notes held by Trust I and current three-month LIBOR plus 165 basis points in the case of the notes held by Trust II). Interest on the notes is payable quarterly.

The subordinated notes are redeemable in whole or in part, without penalty, at the Company’s option on or after September 30, 2010 and mature on September 30, 2035. The notes are junior in right of payment of all present and future senior indebtedness. At December 31, 2005 the balance of the subordinated notes payable to Trust I and Trust II was $10.3 million and $15.5 million respectively. The interest rates in effect as of the last determination date in 2005 were 5.52% and 5.67% for Trust I and Trust II, respectively.

Under FASB Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities”, the Company does not consolidate the Trusts into its financial statements. Accordingly, the Company does not report the securities issued by the Trusts as liabilities, but instead reports as liabilities the subordinated notes issued by the Company and held by the Trusts. The Company accounts for its investment in each of the Trusts as assets. The Company records interest expense on the corresponding notes issued to the Trusts on its statement of income.

In March 2005, the Federal Reserve Board adopted final rules that continue to allow the inclusion of trust preferred securities in Tier 1 capital for regulatory capital adequacy purposes in an amount not to exceed 25% of Tier 1 capital, net of goodwill and any related deferred tax liabilities. The amount of trust preferred securities and certain other elements in excess of the limit may be included in Tier 2 capital, subject to restrictions

The table below displays a summary of the ending balance and average rate for borrowed funds on the dates indicated. For FHLB advances, the subsidiary banks pledge FHLB stock and fully disbursed, otherwise unencumbered, 1-4 family first mortgage loans as collateral for these advances as required by the FHLB. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to an additional $117,849,000 at year-end 2005.

December 31, (Dollars in thousands)	2005	Average Rate	2004	Average Rate
Short-term
Federal funds purchased and securities sold under
agreements to repurchase	$71,703	3.89%	$59,758	2.10%
FHLB advances			1,000	2.24
Other	779	3.20	791.50

Total short-term	$72,482	3.89%	$61,549	2.09%

Long-term
FHLB advances	$50,752	4.14%	$52,527	4.04%
Subordinated notes payable	25,774	5.61
Other	355	2.32	631	2.32

Total long-term	$76,881	4.62%	$53,158	4.02%

FHLB advances are made pursuant to several different credit programs, which have their own interest rates and range of maturities. Interest rates on FHLB advances are generally fixed and range between 2.91% and 7.10%, averaging 4.17%, over a remaining maturity period of up to 18 years as of December 31, 2005. Approximately $29.0 million of the total long-term advances from FHLB are convertible to a floating interest rate. These advances may convert, at FHLB's option, to a floating interest rate indexed to LIBOR only if LIBOR equals or exceeds 7%. At year-end 2005, three-month LIBOR was at 4.54%.

Maturities of long-term borrowings at December 31, 2005 are as follows.

(In thousands)	Amount
2006	$13,016
2007	15,802
2008	5,670
2009	646
2010	626
Thereafter	41,121

Total	$76,881

8. Income Taxes

The components of income tax expense are as follows.

December 31, (In thousands)	2005	2004	2003
Currently payable	$4,279	$2,311	$3,660
Deferred	(5)	712	(294)

Total applicable to operations	4,274	3,023	3,366

Deferred tax charged to components of shareholders' equity:
Net unrealized securities losses	(1,409)	(765)	(775)

Total income taxes	$2,865	$2,258	$2,591

An analysis of the difference between the effective income tax rates and the statutory federal income tax rate follows.

December 31,	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
Changes from statutory rates resulting from:
Tax-exempt interest	(8.1)	(9.7)	(8.6)
Nondeductible interest to carry tax-exempt obligations	.7	.7	.6
Tax credits	(3.3)	(4.0)	(4.0)
Company-owned life insurance	(1.8)	(2.6)	(2.4)
Other, net	(1.2)	(1.0)

Effective tax rate on pretax income	21.3%	18.4%	20.6%

The tax effects of the significant temporary differences that comprise deferred tax assets and liabilities at December 31, 2005 and 2004 follows.

December 31, (In thousands)	2005	2004
Assets
Allowance for loan losses	$4,320	$4,482
Unrealized losses on available for sale investment securities, net	1,033
Deferred directors' fees	137	129
Postretirement benefit obligations	1,317	1,041
Stock options	969	1,078
Commission	67	135
Self-funded insurance	200	209
Other	46	7

Total deferred tax assets	8,089	7,081

Liabilities
Depreciation	1,258	1,459
Prepaid expenses	598
Discount on investment securities	1,038	888
Deferred loan fees	1,334	1,166
Lease financing operations	2,368	3,151
Intangibles	2,331	663
Unrealized gains on available for sale investment securities, net		377

Total deferred tax liabilities	8,927	7,704

Net deferred tax liability	$(838)	$(623)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2005.

9. Retirement Plans

The Company maintains an Employee Stock Ownership Plan (“ESOP”) and a salary savings plan for its employees. The Company may at its discretion contribute an amount (up to the maximum imposed by federal law) to the ESOP which will be allocated to all participants in the ratio that each participant’s compensation bears to all participants’ compensation. Such discretionary contributions will be utilized to purchase shares of the Company’s common stock to be held in the participants’ accounts. There were no contributions to the ESOP in any of the years in the three-year period ended December 31, 2005. The fair market value of Company shares held by the ESOP was $2,218,000 and $2,953,000 at year-end December 31, 2005 and 2004, respectively.

The Company’s salary savings plan covers substantially all employees. The Company matches all eligible voluntary tax deferred employee contributions up to 4% of the participant’s compensation. The Company may, at the discretion of the Board, contribute an additional amount based upon a percentage of covered employees’ salaries. The Company made a 4% discretionary contribution to the plan during each of the years in the three-year period ended December 31, 2005. Discretionary contributions are allocated among participants in the ratio that each participant’s compensation bears to all participants’ compensation. Eligible employees are presented with various investment alternatives related to the salary savings plan. Those alternatives include various stock and bond mutual funds that vary from traditional growth funds to more stable income funds. Company shares are not an available investment alternative in the salary savings plan.

The total retirement plan expense for 2005, 2004, and 2003 was $1,109,000, $1,191,000, and 1,017,000, respectively.

10. Common Stock Options

As described in Note 1, prior to 2005 the Company recognized compensation expense attributed to its stock option plan in accordance with APB No. 25 and related interpretations. The amount of such expense recorded in 2004 and 2003, net of tax, was $141,000 and $276,000, respectively.

A summary of the status of the Company’s stock option plan as of December 31, 2005, 2004, and 2003 and changes during the years ended on those dates is presented below.

	2005		2004		2003
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at January 1	222,657	$27.31	252,922	$25.47	278,436	$25.42
Granted			40,049	34.80
Forfeited	(2,000)	34.80			(572)	24.50
Exercised	(31,210)	24.67	(70,314)	24.95	(24,942)	24.92

Outstanding at December 31	189,447	$27.67	222,657	$27.31	252,922	$25.47

Options exercisable at year-end	175,733	$27.50	162,037	$25.15	204,136	$24.98

Options outstanding at year-end 2005 were as follows.

	Outstanding			Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 24.50	111,826	1.75	$24.50	$111,826	$24.50
$ 29.75	39,572	4.00	29.75	25,858	29.75
$ 34.80	38,049	8.83	34.80	38,049	34.80

Outstanding at year-end	189,447	3.64	$27.67	$175,733	$27.50

11. Postretirement Benefits

Prior to 2003, the Company provided lifetime medical and dental benefits upon retirement for certain retired employees meeting the eligibility requirements as of December 31, 1989. During 2003, the Company implemented an additional postretirement health insurance program. Under this postretirement health insurance plan, any employee meeting the service requirements of 20 years of full time service to the Company and is at least age 55 upon retirement will be eligible to continue their health insurance coverage. The coverage offered to eligible retirees will be identical to the coverage that is offered to active employees. The retiree will pay 50% of the cost and the Company will pay 50%. The Company pays for the entire costs of the benefits under the first plan. Both plans are unfunded.

The following schedules set forth a reconciliation of the changes in the plans benefit obligation and funded status for the years ended December 31, 2005 and 2004.

(In thousands)	2005	2004
Change in Benefit Obligation
Obligation at beginning of year	$6,414	$6,501
Service cost	186	161
Interest cost	376	396
Prior service cost	215	21
Actuarial loss	462	14
Benefit payments	(299)	(324)
Actuarial gain due to Medicare drug subsidy		(355)

Obligation at end of year	$7,354	$6,414

Funded Status (plan assets less benefit obligations)
Accumulated postretirement benefit obligation	$(7,354)	$(6,414)
Unrecognized transition obligation	710	812
Unamortized prior service cost	2,167	2,202
Unrecognized net actuarial loss	929	473

Accrued postretirement benefit costs	$(3,548)	$(2,927)

The following table provides disclosure of the net periodic benefit cost as of December 31.

(In thousands)	2005	2004
Service cost	$186	$161
Interest cost	376	396
Amortization of transition obligation	101	101
Recognized prior service cost	250	250
Amortization of net loss	7	18

Net periodic benefit cost	$920	$926

Major assumptions:
Discount rate	5.75%	6.00%

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. For measurement purposes, the rate of increase in pre-Medicare medical care claims costs was 10% in 2006 grading down by 1% to 5% for 2011 and thereafter. For Medicare Supplement claims costs, it was 8% in 2006 grading down by 1% to 5% for 2009 and thereafter. For dental claims cost, it was 5% for 2006 and thereafter. A 1% change in the assumed health care cost trend rates would have the following incremental effects:

(In thousands)	1% Increase	1% Decrease
Effect on total of service and interest cost
components of net periodic postretirement
health care benefit cost	$137	$(107)
Effect on postretirement benefit obligation	1,119	(912)

The following table presents estimated future benefit payments in the period indicated.

(In thousands)	Amount
2006	$297
2007	323
2008	336
2009	355
2010	378
2011-2015	2,045

Total	$3,734

12. Leases

The Company leases certain branch sites and certain banking equipment under various operating leases. All of the branch site leases have renewal options of varying lengths and terms. The following table presents estimated future minimum rental commitments under these leases for the period indicated.

(In thousands)	Amount
2006	$534
2007	479
2008	460
2009	442
2010	364
Thereafter	2,744

Total	$5,023

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Total commitments to extend credit were $170,701,000 and $154,042,000 at December 31, 2005 and 2004, respectively. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit, if deemed necessary by the Company, is based on management’s credit evaluation of the counter party. Collateral held varies, but may include accounts receivable, marketable securities, inventory, premises and equipment, residential real estate, and income producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The credit risk involved in issuing letters of credit is essentially the same as that received when extending credit to customers. The fair value of these instruments is not considered material for disclosure under FASB Interpretation No. 45. The Company had $11,795,000 and $5,205,000 in irrevocable letters of credit outstanding at December 31, 2005 and 2004, respectively.

The contractual amount of financial instruments with off-balance sheet risk was as follows at year-end.

December 31,	2005		2004
(In thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$38,633	$132,068	$44,484	$109,558
Standby letters of credit	11,201	594	4,640	565

Total	$49,834	$132,662	$49,124	$110,123

14. Concentration of Credit Risk

The Company’s bank subsidiaries actively engage in lending, primarily in their home counties and adjacent areas. Collateral is received to support these loans when deemed necessary. The more significant categories of collateral include cash on deposit with the Company’s banks, marketable securities, income producing property, home mortgages, and consumer durables. Loans outstanding, commitments to make loans, and letters of credit range across a large number of industries and individuals. The obligations are significantly diverse and reflect no material concentration in one or more areas.

15. Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. As of December 31, 2005, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material effect upon the consolidated financial statements of the Company.

16. Regulatory Matters

Payment of dividends by the Company’s subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. Generally, capital distributions are limited to undistributed net income for the current and prior two years, subject to the capital requirements described below. At December 31, 2005, combined retained earnings of the subsidiary banks were $60,833,000 of which $10,831,000 was available for the payment of dividends in 2006 without obtaining prior approval from bank regulatory agencies.

Included in cash and due from banks is certain noninterest bearing deposits that are held at the Federal Reserve Bank and correspondent banks in accordance with regulatory reserve requirements specified by the Federal Reserve Board of Governors. The reserve requirement was $16,410,000 and $14,708,000 at December 31, 2005 and 2004, respectively.

The Company and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements will initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the banks must meet specific capital guidelines that involve quantitative measures of the banks’ assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and its subsidiary banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the tables below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). The Company and each of the subsidiary banks meet all capital adequacy requirements to which they are subject as of December 31, 2005.

As of December 31, 2005, the most recent notification from the FDIC categorized the banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the tables. There are no conditions or events since that notification that management believes have changed the institutions’ category.

The capital amounts and ratios of the consolidated Company and the banks are presented in the following tables.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2005 (Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$143,861	12.68%	$45,395	4.00%	N/A	N/A
Farmers Bank & Capital Trust Co.	38,022	12.25	12,416	4.00	$18,624	6.00%
Farmers Bank and Trust Company	22,316	10.69	8,347	4.00	12,521	6.00
Lawrenceburg National Bank	12,112	11.26	4,304	4.00	6,456	6.00
First Citizens Bank	14,323	10.56	5,425	4.00	8,138	6.00
United Bank & Trust Co.	14,068	11.13	5,055	4.00	7,583	6.00
Kentucky Banking Centers, Inc.	9,310	10.86	3,428	4.00	5,142	6.00
Citizens Bank of Northern Kentucky	15,591	9.53	6,545	4.00	9,817	6.00

Total Capital (to Risk-Weighted Assets)
Consolidated	$156,323	13.77%	$90,791	8.00%	N/A	N/A
Farmers Bank & Capital Trust Co.	41,458	13.36	24,832	8.00	$31,040	10.00%
Farmers Bank and Trust Company	24,482	11.73	16,694	8.00	20,868	10.00
Lawrenceburg National Bank	13,459	12.51	8,608	8.00	10,760	10.00
First Citizens Bank	15,625	11.52	10,850	8.00	13,563	10.00
United Bank & Trust Co.	15,528	12.29	10,111	8.00	12,639	10.00
Kentucky Banking Centers, Inc.	10,383	12.12	6,855	8.00	8,569	10.00
Citizens Bank of Northern Kentucky	17,017	10.40	13,089	8.00	16,362	10.00

Tier 1 Capital (to Average Assets)
Consolidated	$143,861	9.59%	$59,992	4.00%	N/A	N/A
Farmers Bank & Capital Trust Co.	38,022	6.55	23,216	4.00	$29,020	5.00%
Farmers Bank and Trust Company	22,316	7.62	11,715	4.00	14,644	5.00
Lawrenceburg National Bank	12,112	7.22	6,711	4.00	8,388	5.00
First Citizens Bank	14,323	7.44	7,702	4.00	9,627	5.00
United Bank & Trust Co.	14,068	7.49	7,514	4.00	9,392	5.00
Kentucky Banking Centers, Inc.	9,310	7.31	5,092	4.00	6,365	5.00
Citizens Bank of Northern Kentucky	15,591	7.99	7,805	4.00	9,756	5.00

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2004 (Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$117,769	12.69%	$37,123	4.00%	N/A	N/A
Farmers Bank & Capital Trust Co.	33,752	11.28	11,968	4.00	$17,952	6.00%
Farmers Bank and Trust Company	22,328	11.13	8,022	4.00	12,032	6.00
Lawrenceburg National Bank	11,537	10.70	4,311	4.00	6,467	6.00
First Citizens Bank	10,732	8.99	4,774	4.00	7,162	6.00
United Bank & Trust Co.	12,330	10.65	4,630	4.00	6,945	6.00
Kentucky Banking Centers, Inc.	9,603	10.55	3,641	4.00	5,461	6.00

Total Capital (to Risk-Weighted Assets)
Consolidated	$129,385	13.94%	$74,246	8.00%	N/A	N/A
Farmers Bank & Capital Trust Co.	37,494	12.53	23,937	8.00	$29,921	10.00%
Farmers Bank and Trust Company	24,842	12.39	16,043	8.00	20,054	10.00
Lawrenceburg National Bank	12,887	11.96	8,623	8.00	10,779	10.00
First Citizens Bank	12,159	10.19	9,549	8.00	11,936	10.00
United Bank & Trust Co.	13,779	11.90	9,260	8.00	11,575	10.00
Kentucky Banking Centers, Inc.	10,741	11.80	7,281	8.00	9,101	10.00

Tier 1 Capital (to Average Assets)
Consolidated	$117,769	8.36%	$56,368	4.00%	N/A	N/A
Farmers Bank & Capital Trust Co.	33,752	6.13	22,027	4.00	$27,533	5.00%
Farmers Bank and Trust Company	22,328	7.93	11,260	4.00	14,075	5.00
Lawrenceburg National Bank	11,537	7.40	6,234	4.00	7,792	5.00
First Citizens Bank	10,732	6.36	6,749	4.00	8,436	5.00
United Bank & Trust Co.	12,330	7.15	6,895	4.00	8,619	5.00
Kentucky Banking Centers, Inc.	9,603	7.07	5,433	4.00	6,791	5.00

17. Fair Value of Financial Instruments

The following table presents the estimated fair values of the Company’s financial instruments made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. This Statement requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet for which it is practicable to estimate that value. The estimated fair value amounts have been determined by the Company using available market information and present value or other valuation techniques. These derived fair values are subjective in nature, involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from the disclosure requirements. Accordingly, the aggregate fair value amounts presented are not intended to represent the underlying value of the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and Cash Equivalents, Accrued Interest Receivable, and Accrued Interest Payable
The carrying amount is a reasonable estimate of fair value.

Investment Securities
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

Commitments to Extend Credit and Standby Letters of Credit
Pricing of these financial instruments is based on the credit quality and relationship, fees, interest rates, probability of funding, compensating balance, and other covenants or requirements. Loan commitments generally have fixed expiration dates, variable interest rates and contain termination and other clauses that provide for relief from funding in the event there is a significant deterioration in the credit quality of the customer. Many loan commitments are expected to, and typically do, expire without being drawn upon. The rates and terms of the Company’s commitments to lend and standby letters of credit are competitive with others in the various markets in which the Company operates. There are no unamortized fees relating to these financial instruments, as such the carrying value and fair value are both zero.

Federal Funds Purchased, Securities Sold Under Agreements to Repurchase, and Other Borrowed
Funds The fair value of federal funds purchased, securities sold under agreements to repurchase, and other borrowed funds is estimated using rates currently available for debt with similar terms and remaining maturities.

The estimated fair values of the Company’s financial instruments are as follows.

December 31,	2005		2004
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$133,454	$133,454	$79,260	$79,260
Investment securities:
Available for sale	349,565	349,565	349,317	349,317
Held to maturity	15,139	15,373	19,803	20,555
Loans, net	1,045,544	1,030,667	863,901	860,426
Accrued interest receivable	9,510	9,510	7,694	7,694

Liabilities
Deposits	1,332,368	1,329,635	1,139,027	1,137,710
Federal funds purchased and securities sold under agreements to repurchase	71,703	71,703	59,758	59,758
FHLB and other borrowings	51,886	58,679	54,949	62,571
Subordinated notes payable to unconsolidated trusts	25,774	25,774
Accrued interest payable	2,330	2,330	1,693	1,693

18. Parent Company Financial Statements

Condensed Balance Sheets

December 31, (In thousands)	2005	2004
Assets
Cash on deposit with subsidiaries	$32,121	$10,792
Investment in subsidiaries	165,931	117,629
Other assets	8,482	8,187

Total assets	$206,534	$136,608

Liabilities
Dividends payable	$2,244	$2,232
Subordinated notes payable to unconsolidated trusts	25,774
Accrued purchase price-Citizens Bancorp, Inc.	21,846
Other liabilities	2,434	2,926

Total liabilities	52,298	5,158

Shareholders’ Equity
Common stock	1,107	1,029
Capital surplus	39,829	20,744
Retained earnings	156,796	149,985
Treasury stock	(41,579)	(41,008)
Accumulated other comprehensive (loss) income	(1,917)	700

Total shareholders' equity	154,236	131,450

Total liabilities and shareholders' equity	$206,534	$136,608

Condensed Statements of Income

Years Ended December 31, (In thousands)	2005	2004	2003
Income
Dividends from subsidiaries	$7,490	$8,457	$37,005
Interest income	85	80	90
Other dividend income		24	26
Investment securities gains, net		250
Other noninterest income	2,110	2,003	1,690

Total income	9,685	10,814	38,811

Expense
Interest expense-Subordinated notes payable to unconsolidated trusts	623
Noninterest expense	3,290	3,417	2,613

Total expense	3,913	3,417	2,613

Income before income tax benefit and equity in undistributed income of subsidiaries	5,772	7,397	36,198
Income tax benefit	772	608	386

Income before equity in undistributed income of subsidiaries	6,544	8,005	36,584

Equity in undistributed income of subsidiaries	9,228	5,387	(23,621)

Net income	$15,772	$13,392	$12,963

Condensed Statements of Cash Flows

Years Ended December 31, (In thousands)	2005	2004	2003
Cash Flows From Operating Activities
Net income	$15,772	$13,392	$12,963
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(9,228)	(5,387)	23,621
Noncash compensation expense		39	91
Gain on sale of available for sale investment securities		(250)
Change in other assets and liabilities, net	(793)	691	2,772
Deferred income tax expense (benefit)	8	(512)	190

Net cash provided by operating activities	5,759	7,973	39,637

Cash Flows From Investing Activities
Proceeds from sale of available for sale investment securities		925
Investment in unconsolidated trusts	(774)
Investment in nonbank subsidiaries	(285)	(1,600)	(2,000)
Investment in bank subsidiary	(581)	(4,000)
Purchase of Citizens Bank (Kentucky), Inc.	(2)	(14,588)
Purchase of company-owned life insurance			(6,807)

Net cash used in investing activities	(1,642)	(19,263)	(8,807)

Cash Flows From Financing Activities
Dividends paid	(8,949)	(8,879)	(8,649)
Purchase of common stock	(571)	(178)	(3,203)
Shares issued under Employee Stock Purchase Plan	187	93
Stock options exercised	771	1,755	622
Proceeds from long-term debt issued to unconsolidated trusts	25,774

Net cash provided by (used in) financing activities	17,212	(7,209)	(11,230)

Net increase (decrease) in cash and cash equivalents	21,329	(18,499)	19,600

Cash and cash equivalents at beginning of year	10,792	29,291	9,691

Cash and cash equivalents at end of year	$32,121	$10,792	$29,291

19. Quarterly Financial Data (Unaudited)

(In thousands, except per share data) Quarters Ended 2005	March 31	June 30	Sept. 30	Dec. 31
Interest income	$17,108	$17,702	$18,555	$20,560
Interest expense	6,006	6,402	7,055	8,147

Net interest income	11,102	11,300	11,500	12,413

Provision for loan losses	(47)	(17)	248	534

Net interest income after provision for loan losses	11,149	11,317	11,252	11,879

Noninterest income	5,524	5,160	5,017	4,840
Noninterest expense	11,509	11,349	11,503	11,731

Income before income taxes	5,164	5,128	4,766	4,988

Income tax expense	1,108	1,240	913	1,013

Net income	$4,056	$3,888	$3,853	$3,975

Net income per common share, basic	$.60	$.57	$.57	$.57
Net income per common share, diluted	.59	.57	.56	.57

Weighted average shares outstanding, basic	6,791	6,781	6,786	6,963
Weighted average shares outstanding, diluted	6,839	6,818	6,821	6,991

(In thousands, except per share data) Quarters Ended 2004	March 31	June 30	Sept. 30	Dec. 31
Interest income	$14,739	$14,893	$15,930	$16,340
Interest expense	4,394	4,344	4,888	5,550

Net interest income	10,345	10,549	11,042	10,790

Provision for loan losses	365	448	666	650

Net interest income after provision for loan losses	9,980	10,101	10,376	10,140

Noninterest income	4,087	4,236	4,539	4,889
Noninterest expense (1)	9,682	9,629	10,989	11,633

Income before income taxes	4,385	4,708	3,926	3,396

Income tax expense	877	967	727	452

Net income	$3,508	$3,741	$3,199	$2,944

Net income per common share, basic	$.52	$.56	$.47	$.44
Net income per common share, diluted	.52	.55	.47	.43

Weighted average shares outstanding, basic	6,723	6,730	6,736	6,759
Weighted average shares outstanding, diluted	6,784	6,778	6,787	6,812

(1)	The increase in noninterest expense during the third and fourth quarters of 2004 are mainly attributed to the Citizens Bank (Kentucky), Inc and Financial National Electronic Transfer, Inc. acquisitions on July 1, 2004 and October 8, 2004, respectively.

20. Business Combination – Citizens Bank (Kentucky), Inc.

On July 1, 2004 the Company acquired Citizens Bank (Kentucky), Inc. (“Citizens Georgetown”) in Georgetown, Kentucky. The results presented in the consolidated financial statements herein include the results of Citizens Georgetown since the date of acquisition. On October 22, 2004, the Company merged Citizens Georgetown into Farmers Georgetown.

The total cost related to this acquisition, which was paid entirely in cash, was $14.6 million. The core deposit intangible asset of $2.2 million at acquisition is being amortized over a life of 7.5 years under a declining amortization schedule through year 2010 with the remaining 10% to be amortized during year 2011. Goodwill is not subject to periodic amortization in the consolidated financial statements, but will be deductible for federal income tax purposes over a period of 15 years. The following table summarized the estimated fair value of assets acquired and liabilities assumed at the date of acquisition.

(In thousands)	July 1, 2004
Assets
Cash and equivalents	$8,768
Investment securities	12,213
Loans, net of unearned income and allowance for loan losses	50,102
Goodwill	4,852
Core deposit intangible	2,230
Other assets	4,650

Total assets	$82,815

Liabilities
Deposits	$62,440
Short-term borrowings	304
Long-term borrowings	5,242
Other liabilities	239

Total liabilities	68,225

Net Assets Acquired	$14,590

21. Business Combination – Financial National Electronic Transfer, Inc.

On October 8, 2004 the Company acquired Financial National Electronic Transfer, Inc. (“FiNET”) in a cash transaction. FINET is a data processing company that specializes in the processing of federal benefit payments and military allotments and is headquartered in Radcliff, Kentucky. The results presented in the consolidated financial statements herein include the results related to FiNET since the date of acquisition. Effective January 1, 2005, FiNET was merged into First Citizens Bank.

The total cost related to this acquisition, which has been paid entirely in cash, was $6.8 million. The customer list intangible of $2.4 million at acquisition is being amortized over a life of 10.5 years under a declining amortization schedule through year 2013 with the remaining 11% to be amortized during year 2014. Goodwill is not subject to periodic amortization in the consolidated financial statements, but will be deductible for federal income tax purposes over a period of 15 years. The following table summarized the estimated fair value of assets acquired and liabilities assumed at the date of acquisition.

(In thousands)	October 8, 2004
Assets
Goodwill	$4,075
Customer list intangible	2,414
Other assets	300

Total assets	$6,789

Liabilities

Net Assets Acquired	$6,789

22. Business Combination – Citizens Bancorp, Inc.

On December 6, 2005 the Company acquired Citizens Bancorp, Inc. (“Citizens Bancorp”) in Newport, Kentucky. Citizens Bancorp was then merged into Citizens Acquisition Subsidiary Corp. (“Citizens Acquisition”). The results presented in the consolidated financial statements herein include the results of Citizens Acquisition and its wholly owned subsidiary, Citizens Northern since the date of acquisition. Northern Kentucky is a significant and desirable growth market. An evaluation of the net worth of Citizens Bancorp was performed. The agreed upon purchase price was determined to be appropriate based on the long-term expectations of the entry into this growth market.

The aggregate purchase price was $40.6 million, including $22.4 million (55.2% of purchase price) in cash and $18.2 million (44.8% of purchase price) in common stock. The $31.174 value of the 584 thousand shares of common stock issued was determined based on the average closing price of the Company’s common stock for the 45 trading days leading up to the 18th day prior to the closing of the merger. The purchase price resulted in approximately $20.7 million in goodwill and $4.4 million in a core deposit intangible asset. The core deposit intangible asset is being amortized over a life of 7.1 years under a declining amortization schedule through year 2011 with the remaining 11% to be amortized during year 2012. Goodwill is not subject to periodic amortization in the consolidated financial statements. As with prior acquisitions, minor adjustments to total purchase price allocation, and thus goodwill, are possible as execution cost amounts are finalized. The following table summarized the estimated fair value of assets acquired and liabilities assumed at the date of acquisition.

(In thousands)	December 6, 2005
Assets
Cash and equivalents	$11,202
Investment securities	23,421
Loans, net of unearned income and allowance for loan losses	149,029
Premises and equipment, net	6,469
Goodwill	20,722
Core deposit intangible	4,440
Other assets	5,337

Total assets	$220,620

Liabilities
Deposits	$173,014
Long-term borrowings	4,000
Other liabilities	2,977

Total liabilities	179,991

Net Assets Acquired	$40,629

23. Goodwill and Intangible Assets

Goodwill

The change in balance for goodwill is as follows.

(In thousands)	2005	2004
Beginning of year	$8,722
Purchase price refinements of prior years' acquisitions	206
Acquired goodwill	20,722	$8,722
Impairment

End of year	$29,650	$8,722

Acquired Intangible Assets

Acquired core deposit and customer relationship intangible assets were as follows as of December 31 of the year indicated.

	2005		2004
Amortized Intangible Assets (In thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Core deposit intangibles	$6,670	$821	$2,230	$255
Other customer relationship intangibles	2,414	621	2,414	130

Total	$9,084	$1,442	$4,644	$385

Aggregate amortization expense of core deposit and customer relationship intangible assets was $1,057,000 and $385,000 for 2005 and 2004, respectively. Estimated amortization expense for each of the next five years is as follows.

(In thousands)	Amount
2006	$1,893
2007	1,594
2008	1,187
2009	864
2010	623

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Registrant’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures and internal control over financial reporting are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Registrant in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Our Chief Executive Officer and Chief Financial Officer have also concluded that there were no changes in the Registrant’s internal control over financial reporting or in other factors that occurred during the Registrant’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting or any corrective actions with regard to significant deficiencies and material weaknesses in internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The information required by this item is incorporated by reference from Part II, Item 8 on page 37 of this Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Executive Officer(1)	Age	Positions and Offices With the Registrant	Years of Service With the Registrant
G. Anthony Busseni	57	President and CEO, Director(2)	21	*

Allison B. Gordon	42	Senior Vice President(3)	19	*

The Registrant has adopted a Code of Ethics that applies to the Registrant’s directors, officers and employees, including the Registrant’s chief executive officer and chief financial officer. The Registrant makes available its Code of Ethics on its Internet website at www.farmerscapital.com.

Additional information required by Item 10 is hereby incorporated by reference from the Registrant’s definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 9, 2006 which will be filed with the Commission on or about April 1, 2006, pursuant to Regulation 14A.

*	Includes years of service with the Registrant and its subsidiaries.

(1)	For Regulation O purposes, Frank W. Sower, Jr., Chairman of the Registrant’s board of directors, is considered an executive officer in name only.

(2)	Also a director of Farmers Bank, Ky. Banking Centers, Farmers Georgetown, United Bank, Lawrenceburg Bank, First Citizens Bank, FCB Services, Farmers Insurance (Chairman), Leasing One (Chairman), Kentucky General (Chairman), Pro Mortgage, FFKT Insurance, Kentucky Home Life Insurance Company, Citizens Acquisition, and an administrative trustee of Farmers Capital Bank Trust I and Farmers Capital Bank Trust II.

(3)	Also a director of Farmers Bank, Farmers Georgetown, FCB Services, and an administrative trustee of Farmers Capital Bank Trust I and Farmers Capital Bank Trust II.

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions

Item 14. Principal Accountant Fees and Services

The information required by Items 11 through 14 is hereby incorporated by reference from the Registrant’s definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 9, 2006 which will be filed with the Commission on or about April 1, 2006, pursuant to Regulation 14A.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1.     Financial Statements

The following consolidated financial statements and report of independent registered accounting firm of the Company is included in Part II, Item 8 on pages 37 thru 65:

Report of Independent Registered Public Accounting Firm on Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(a)2.     Financial Statement Schedules

All schedules are omitted for the reason they are not required, or are not applicable, or the required information is disclosed elsewhere in the financial statements and related notes thereto.

(a)3.     Exhibits:

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Annual Report of Form 10-K for the fiscal year ended December 31, 1997).

3.3	Amendments to Bylaws of the Registrant (incorporated by reference to Quarterly Report of Form 10-Q for the quarterly period ended March 31, 2003).

4	Articles of Incorporation and Bylaws of the Registrant (incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, the Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003).

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARMERS CAPITAL BANK CORPORATION

By:	/s/ G. Anthony Busseni
G. Anthony Busseni
President and Chief Executive Officer

Date:	March 6, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ G. Anthony Busseni	President, Chief Executive Officer and Director	March 6, 2006
G. Anthony Busseni	(principal executive officer of the Registrant)

/s/ Frank W. Sower Jr.	Chairman	3-06-06
Frank W. Sower, Jr

/s/ Frank R. Hamilton Jr.	Director	3/8/06
Frank R. Hamilton, Jr

/s/ Lloyd C. Hillard Jr.	Director	3/10/06
Lloyd C. Hillard, Jr

/s/ Cecil D. Bell Jr.	Director	3-8-06
Cecil D. Bell, Jr

/s/ Shelley S. Sweeney	Director	3-9-06
Shelley S. Sweeney

/s/ Donald J Mullineaux	Director	3/6/06
Dr. Donald J. Mullineaux

/s/ Harold G. Mays	Director	3/6/06
Harold G. Mays

/s/ J.D. Sutterlin	Director	3/6/06
Dr. John D. Sutterlin

/s/ Michael M Sullivan	Director	3/3/06
Michael M. Sullivan

/s/ J. Barry Banker	Director	3-6-06
J. Barry Banker

/s/ Robert Roach Jr.	Director	3/3/06
Robert Roach, Jr

/s/ C Douglas Carpenter	Senior Vice President, Secretary and CFO	3-3-06
C. Douglas Carpenter	(principal financial and accounting officer)

INDEX OF EXHIBITS

Exhibit		Page

21.	Subsidiaries of the Registrant	71

23	Consent of Independent Registered Public Accounting Firm	73

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	74

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	75

32	CEO and CFO Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	76