Form 10-Q
period 2006-03-31
FARMERS CAPITAL BANK CORP
filed 2006-05-09
CIK 713095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

        Registrant’s telephone number, including area code: (502) 227-1668

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

        Large accelerated filer ___ Accelerated filer |X| Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes ___ No |X|

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, par value $.125 per share
7,383,729 shares outstanding at May 4, 2006

TABLE OF CONTENTS

Part I - Financial Information	Page No.
Item 1 - Financial Statements
Unaudited Consolidated Balance Sheets -
March 31, 2006 and December 31, 2005	3
Unaudited Consolidated Statements of Income -
For the Three Months Ended
March 31, 2006 and March 31, 2005	4
Unaudited Consolidated Statements of Comprehensive Income -
For the Three Months Ended
March 31, 2006 and March 31, 2005	5
Unaudited Consolidated Statements of Cash Flows -
For the Three Months Ended
March 31, 2006 and March 31, 2005	6
Unaudited Consolidated Statements of Changes in Shareholders' Equity -
For the Three Months Ended
March 31, 2006 and March 31, 2005	7
Notes to Unaudited Consolidated Financial Statements	8
Item 2 - Management's Discussion and Analysis of FinancialCondition and Results of Operations	12
Item 3 - Quantitative and Qualitative Disclosures About Market Risk	22
Item 4 - Controls and Procedures	23
Part II - Other Information
Item 1 - Legal Proceedings	23
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 6 - Exhibits	23
Signatures	25

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Consolidated Balance Sheets

(In thousands, except share data)	March 31, 2006	December 31 2005
Assets
Cash and cash equivalents:
Cash and due from banks	$78,622	$74,972
Interest bearing deposits in other banks	1,827	1,935
Federal funds sold and securities purchased under agreements to resell	31,352	56,547

Total cash and cash equivalents	111,801	133,454

Investment securities:
Available for sale, amortized cost of $336,672 (2006) and $342,037 (2005)	331,873	349,565
Held to maturity, fair value of $13,500 (2006) and $19,234 (2005)	13,335	15,139

Total investment securities	345,208	364,704

Loans, net of unearned income	1,079,441	1,058,006
Allowance for loan losses	(12,158)	(12,462)

Loans, net	1,067,283	1,045,544

Premises and equipment, net	34,368	33,995
Company-owned life insurance	31,935	31,575
Goodwill	29,678	29,650
Other intangible assets, net	7,169	7,642
Other assets	25,845	26,012

Total assets	$1,653,287	$1,672,576

Liabilities
Deposits:
Noninterest bearing	$202,436	$198,515
Interest bearing	1,134,503	1,133,853

Total deposits	1,336,939	1,332,368

Federal funds purchased and securities sold under agreements to repurchase	71,512	71,703
Subordinated notes payable to unconsolidated trusts	25,774	25,774
Other borrowed funds	50,657	51,886
Dividends payable	2,432	2,244
Accrued purchase price-Citizens Bancorp, Inc.	21,846
Other liabilities	11,151	12,519

Total liabilities	1,498,465	1,518,340

Shareholders' Equity
Common stock, par value $.125 per share
9,608,000 shares authorized; 8,860,769 and 8,856,249
shares issued at March 31, 2006 and December 31, 2005, respectively	1,108	1,107
Capital surplus	39,987	39,829
Retained earnings	158,754	156,796
Treasury stock, at cost
1,477,351 and 1,467,351 shares at March 31, 2006
and December 31, 2005, respectively	(41,907)	(41,579)
Accumulated other comprehensive loss	(3,120)	(1,917)

Total shareholders' equity	154,822	154,236

Total liabilities and shareholders' equity	$1,653,287	$1,672,576

See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Income

(In thousands, except per share data)
Three months ended March 31,	2006	2005
Interest Income
Interest and fees on loans	$18,962	$13,703
Interest on investment securities:
Taxable	2,631	1,912
Nontaxable	988	981
Interest on deposits in other banks	13	12
Interest of federal funds sold and securities purchased under agreements to resell	523	500

Total interest income	23,117	17,108

Interest Expense
Interest on deposits	7,667	4,946
Interest on federal funds purchased and securities sold under agreements to repurchase	869	534
Interest on subordinated notes payable to unconsolidated trust	394
Interest on other borrowed funds	524	526

Total interest expense	9,454	6,006

Net interest income	13,663	11,102

Provision for loan losses	(171)	(47)

Net interest income after provision for loan losses	13,834	11,149

Noninterest Income
Service charges and fees on deposits	2,321	2,259
Allotment processing fees	697	653
Other service charges, commissions, and fees	715	639
Data processing income	318	340
Trust income	450	396
Gains on sale of mortgage loans, net	212	188
Gain on sale of credit card portfolio		700
Income from company-owned life insurance	374	231
Other	123	118

Total noninterest income	5,210	5,524

Noninterest Expense
Salaries and employee benefits	7,503	5,960
Occupancy expenses, net	1,058	758
Equipment expenses	774	683
Data processing and communications expenses	1,207	1,034
Bank franchise tax	465	361
Correspondent bank fees	180	222
Other	2,391	2,491

Total noninterest expense	13,578	11,509

Income before income taxes	5,466	5,164

Income tax expense	1,075	1,108

Net income	$4,391	$4,056

Net Income Per Common Share
Basic	$.59	$.60
Diluted	.59	.59

Weighted Average Shares Outstanding
Basic	7,385	6,791
Diluted	7,413	6,839

See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Comprehensive Income

Three months ended March 31, (In thousands)	2006	2005
Net Income	$4,391	$4,056
Other comprehensive loss:
Unrealized holding loss on available for sale
securities arising during the period on securities held at
end of period, net of tax of $648 and $1,320, respectively	(1,203)	(2,452)

Other comprehensive loss	(1,203)	(2,452)

Comprehensive Income	$3,188	$1,604

See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Cash Flows

Three months ended March 31, (In thousands)	2006	2005
Cash Flows from Operating Activities
Net income	$4,391	$4,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,432	1,047
Net amortization of investment security premiums and (discounts):
Available for sale	(18)	116
Held to maturity	(6)	(12)
Provision for loan losses	(171)	(47)
Noncash compensation expense	42
Mortgage loans originated for sale	(8,065)	(7,364)
Proceeds from sale of mortgage loans	7,737	7,217
Deferred income tax expense (benefit)	1,384	(416)
Gains on sale of mortgage loans, net	(212)	(188)
Gain on sale of credit card portfolio		(700)
Gains on sale of premises and equipment, net		(3)
Decrease in accrued interest receivable	155	217
Income from company-owned life insurance	(360)	(231)
Increase in other assets	(1,436)	(9,038)
Increase in accrued interest payable	127	168
Decrease in other liabilities	(810)	(1,449)

Net cash provided by (used in) operating activities	4,190	(6,627)

Cash Flows from Investing Activities
Proceeds from maturities and calls of investment securities:
Available for sale	22,464	78,017
Held to maturity	1,810	1,100
Proceeds from sale of available for sale investment securities	664
Purchase of available for sale investment securities	(7,268)	(71,930)
Loans originated for investment, net of principal collected	(21,028)	(6,634)
Payment of prior year accrued purchase price-Citizens Bancorp, Inc.	(21,846)
Purchase price refinements-Citizens Bancorp, Inc.	(28)
Additions to mortgage servicing rights	(15)
Purchase of premises and equipment	(1,291)	(851)
Proceeds from sale of equipment		4

Net cash used in investing activities	(26,538)	(294)

Cash Flows from Financing Activities
Net increase in deposits	4,571	6,967
Net (decrease) increase in federal funds purchased and securities
sold under agreements to repurchase	(191)	12,044
Repayments of long-term debt	(595)	(477)
Net (decrease) increase in other short-term borrowings	(634)	4,633
Dividends paid	(2,245)	(2,232)
Purchase of common stock	(328)
Shares issued under Employee Stock Purchase Plan	59	46
Stock options exercised	58	161

Net cash provided by financing activities	695	21,142

Net (decrease) increase in cash and cash equivalents	(21,653)	14,221

Cash and cash equivalents at beginning of year	133,454	79,260

Cash and cash equivalents at end of period	$111,801	$93,481

Supplemental Disclosures
Cash paid during the period for:
Interest	$9,327	$5,838
Income taxes	800
Transfers from loans to repossessed assets	201	1,865
Cash dividend declared and unpaid	2,432	2,241

See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Changes in Shareholders' Equity

(In thousands, except per share data)							Accumulated Other
Three months ended	Common Stock		Capital	Retained	Treasury Stock		Comprehensive	Shareholders'
March 31, 2006 and 2005	Shares	Amount	Surplus	Earnings	Shares	Amount	Loss	Equity
Balance at January 1, 2006	8,856	$1,107	$39,829	$156,796	1,467	$(41,579)	$(1,917)	$154,236

Net income				4,391				4,391
Other comprehensive loss							(1,203)	(1,203)
Cash dividends declared,
$.33 per share				(2,433)				(2,433)
Purchase of common stock					10	(328)		(328)
Stock options exercised,
including related tax benefits	2	1	57					58
Shares issued pursuant to
Employee Stock Purchase plan	2		59					59
Stock-based compensation
expense			42					42

Balance at March 31, 2006	8,860	$1,108	$39,987	$158,754	1,477	$(41,907)	$(3,120)	$154,822

Balance at January 1, 2005	8,234	$1,029	$20,744	$149,985	1,450	$(41,008)	$700	$131,450

Net income				4,056				4,056
Other comprehensive loss							(2,452)	(2,452)
Cash dividends declared,
$.33 per share				(2,240)				(2,240)
Purchase of common stock						(13)		(13)
Stock options exercised,
including related tax benefits	7	1	176					177
Shares issued pursuant to
Employee Stock Purchase Plan	1		46					46

Balance at March 31, 2005	8,242	$1,030	$20,966	$151,801	1,450	$(41,021)	$(1,752)	$131,024

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

The Company provides financial services through its 34 locations in 23 communities throughout Central and Northern Kentucky to individual, business, agriculture, government, and educational customers. Its primary deposit products are checking, savings, and term certificate accounts. Its primary lending products are residential mortgage, commercial lending and leasing, and installment loans. Substantially all loans and leases are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans and leases are expected to be repaid from cash flow from operations of businesses. Farmers Bank has served as the general depository for the Commonwealth of Kentucky for over 70 years and also provides investment and other services to the Commonwealth. Other services include, but are not limited to, cash management services, issuing letters of credit, safe deposit box rental, and providing funds transfer services. Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions and federal funds sold.

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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

2. Reclassifications

Certain reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation. These reclassifications do not affect net income or total shareholders’ equity as previously reported.

3. Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, that requires the cost resulting from stock options be measured at fair value and recognized in earnings. This Statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” which permitted the recognition of compensation expense using the intrinsic value method. The Company’s Employee Stock Purchase Plan (“ESPP”) is considered an option plan under SFAS No. 123 (R). The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified-prospective application. Under the modified-prospective application, compensation costs for unvested awards will be based on the grant-date fair value as calculated for pro forma disclosures under SFAS No. 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the date of adoption will be accounted for under the provisions of SFAS No. 123(R). As a result of adopting SFAS No. 123(R), the Company’s income before income taxes for the three months ended March 31, 2006 includes stock option compensation cost of $42 thousand. Prior periods have not been revised. See Note 5, Stock-Based Compensation, for additional information.

In November 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards”. This FSP provides a simplified method to calculate the Company’s hypothetical additional paid-in capital (“APIC”) pool for the beginning balance of excess tax benefits and the method of determining the subsequent impact on the pool of option awards that are outstanding and fully or partially vested upon adoption of SFAS 123(R). This FSP allows companies up to one year from the later of the adoption date of SFAS 123(R) or November 10, 2005 to evaluate the available transition alternatives and make a one-time election. The Company is currently evaluating the impact of the new method provided by this guidance.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS No. 133 and SFAS No. 140. This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is evaluating the impact, if any, of the adoption of this Statement on its financial results.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is evaluating the impact, if any, of the adoption of this Statement on its financial results.

4. Net Income Per Common Share

Basic net income per common share is determined by dividing net income by the weighted average total number of shares of common stock outstanding. Diluted net income per common share is determined by dividing net income by the total weighted average number of shares of common stock outstanding, plus the total weighted average number of shares that would be issued upon exercise of dilutive stock options assuming proceeds are used to repurchase shares pursuant to the treasury stock method. Net income per common share computations were as follows at March 31, 2006 and 2005.

(In thousands, except per share data) Three months ended March 31,	2006	2005
Net income, basic and diluted	$4,391	$4,056

Average shares outstanding	7,385	6,791
Effect of dilutive stock options	28	48

Average diluted shares outstanding	7,413	6,839

Net income per share, basic	$.59	$.60
Net income per share, diluted	.59	.59

Options for 36,049 and 0 shares of common stock were not included in the determination of diluted earnings per share for the three months ended March 31, 2006 and 2005, respectively because they were antidilutive.

5. Stock-Based Compensation

During 1997, the Company’s Board of Directors and shareholders approved a nonqualified stock option plan (the “Plan”) that has periodically provided for the granting of stock options to key employees and officers of the Company. All stock options are awarded at a price equal to the fair market value of the Company’s common stock at the date the options are granted and expire ten years from the date of the grant. Total options granted were 450,000, 54,000, and 40,049 in the years 1997, 2000, and 2004, respectively. As of March 31, 2006 the Plan allows for additional option grants of up to 5,896 shares.

Prior to January 1, 2006, the Company accounted for its Plan under the recognition and measurement provisions of APB Opinion No. 25 and related interpretations as allowed by SFAS No. 123. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”, applying the modified-prospective application. Under the modified-prospective application, prior year amounts are not restated. The following table presents the effect on net income and earnings per share prior to adoption as if expense was measured using the fair value recognition provisions of SFAS No. 123(R).

(In thousands, except per share data) Three months ended March 31,	2005
Net Income
As reported	$4,056
Less: Stock-based compensation expense determi
under fair value based method for all awards,
net of related tax effects	(62)

Proforma	$3,994

Net Income Per Common Share
Basic, as reported	$.60
Basic, proforma	.59

Diluted, as reported	.59
Diluted, proforma	.58

On March 16, 2005 the Compensation Committee of the Company’s Board of Directors acted to approve an immediate and full acceleration of the vesting on options granted during 2004. As a result, options to purchase 40,049 unvested and “out-of-the-money” shares of the Company’s common stock became immediately exercisable as of March 16, 2005. The exercise price of these options remains unchanged at $34.80 per share. The closing price of the Company’s shares was $34.50 on March 15, 2005. None of the accelerated options are granted to directors or executive officers of the Company.

The purpose of the accelerated vesting was to allow the Company to reduce anticipated future compensation expense attributed to its stock option grants pursuant to SFAS No. 123(R).

Option activity under the Plan as of March 31, 2006 is presented in the following table.

	2006
	Shares	Weighted Average Price
Outstanding at January 1	189,447	$27.67
Granted
Forfeited	(2,000)	34.80
Exercised	(2,250)	24.50

Outstanding at March 31	185,197	$27.63

Options exercisable at March 31	178,340	$27.55

Options outstanding at March 31, 2006 were as follows.

	Outstanding			Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$24.50	109,576	1.50	$24.50	109,576	$24.50
$29.75	39,572	3.75	29.75	32,715	29.75
$34.80	36,049	8.58	34.80	36,049	34.80

Outstanding at March 31, 2006	185,197	3.36	$27.63	178,340	$27.55

The aggregate intrinsic value for options outstanding and options exercisable at March 31, 2006 was $854,000 and $841,000, respectively. There was $98,000 in total compensation cost related to unvested options not recognized at March 31, 2006, with a weighted-average period of 10 months over which the cost is expected to be recognized. There were no modifications or cash paid to settle stock option awards during the quarter ended March 31, 2006.

The following table presents further information regarding the Company’s stock option Plan for the periods indicated.

(In thousands) Three months ended March 31,	2006	2005
Compensation expense recognized for stock options	$29
Related tax benefit recognized	6	$35
Weighted average grant date fair value of options granted
Total intrinsic value of options exercised	18	100
Total fair value of options vested	63	135
Cash received from options exercised	55	172

In addition to the compensation expense attributed to option grants in the table above, the Company recorded $13,000 in compensation expense related to its ESPP during the three months ended March 31, 2006.

The fair value of options awarded is estimated on the date of the grant using the Black-Scholes option pricing model. The assumptions used in the valuations are summarized in the table below. The assumptions related to the 1997 Grant are not included since all of these options were fully vested during 2004.

	Options		ESPP
	2000 Grant	2004 Grant	2006	2005
Dividend yield	3.12%	3.80%	3.88%	3.78%
Expected volatility	29.6	10.5	14.1	11.8
Risk-free interest rate	6.71	2.78	4.16	2.32
Expected life (in years)	7	3.25		.25

Fair value	$9.25	$1.79	$5.47	$7.06

6. Employee Stock Purchase Plan

The Company’s 2004 ESPP was approved by its shareholders at the Company’s 2004 annual meeting. The purpose of the ESPP is to provide a means by which eligible employees may purchase, at a discount, shares of common stock of the Company through payroll withholding. The purchase price of the shares is equal to 85% of their fair market value on specified dates as defined in the plan. The ESPP was effective July 1, 2004. There were 2,270 and 1,600 shares issued under the plan during the first quarter of 2006 and 2005, respectively. Compensation cost related to the ESPP included in the proforma net income disclosure in the table in Note 4 above was $7,300 for the three months ended March 31, 2005.

7.     Pending Business Combination – Citizens National Bancshares, Inc.

On April 12, 2006, the Company announced the signing of an agreement and plan of merger with Citizens National Bancshares, Inc. (“Citizens National”) whereby Citizens National will be acquired in a cash and stock transaction valued at approximately $30.0 million. Approximately 50% of the purchase price will be paid in cash and the remaining amount will be in the form of newly issued shares of the Company’s common stock. The Company intends to borrow additional funds for the cash portion of the purchase price.

Citizens National is a one-bank holding company headquartered in Nicholasville, Kentucky and the parent corporation of Citizens National Bank of Jessamine County (“Citizens Jessamine”). Pending the required approvals from the appropriate regulatory authorities and subject to the satisfaction of the conditions set forth in the definitive agreement, this transaction is expected to close during the third quarter of 2006. The operating results of Citizens National are not included herein. Citizens Jessamine operates four offices located in Jessamine County, Kentucky. As of March 31, 2006, Citizens Jessamine had total assets of $157 million, total loans (net of unearned income) of $128 million, total deposits of $165 million, and shareholders’ equity of $13.6 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company and its subsidiaries operate); competition for the Company’s customers from other providers of financial services; government legislation and regulation (which changes from time to time and over which the Company has no control); changes in interest rates; material unforeseen changes in the liquidity, results of operations, or financial condition of the Company’s customers; and other risks detailed in the Company’s filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company. The Company expressly disclaims any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations.

RESULTS OF OPERATIONS

First Quarter 2006 vs. First Quarter 2005

The Company reported net income of $4.4 million for the first three months of 2006, an increase of $335 thousand or 8.3% compared to $4.1 million for the same period in 2005. Basic and diluted net income per share were $.59 for the current quarter. This represents a decrease $.01 or 1.7% a basic per share basis. Diluted per share earnings were unchanged in the quarter to quarter comparison. The percentage increase in net income is not reflected in the percentage change in per share earnings due to the additional 584 thousand shares issued in connection with the acquisition of Citizens Bancorp, Inc. (“Citizens Bancorp”). The operating results related to Citizens Bancorp, acquired on December 6, 2005, generally increased reported income and expense line items in the current three-month period compared to a year ago since there are no operating results attributed to Citizens Bancorp in the comparable period. Net loans and deposits acquired from Citizens Bancorp on the date of purchase were $149 million and $173 million, respectively.

The increase in net income for the current three months was driven by higher net interest income mainly attributed to the Citizens Bancorp acquisition. Net interest income for the current period was $13.7 million, an increase of $2.6 million or 23.1% compared to $11.1 million for the same period a year earlier. The increase in net interest income is due mainly to a $5.3 million or 38.4% increase in interest income on loans. This offset an increase in interest expense of $3.4 million or 57.4% that was driven primarily by an increase in interest expense on deposits of $2.7 million or 55.0%. The Citizens Bancorp acquisition accounted for $1.8 million of the increase in net interest income in the comparison, including $2.7 million higher interest on loans partially offset by $1.2 million higher interest expense on deposits.

The provision for loan losses decreased $124 thousand in the quarterly comparison. The negative $171 thousand provision recorded in the current period is reflective of the overall improved credit quality in the Company’s loan portfolio. This improvement is attributed to several factors, including a decline in delinquent and classified loans from year-end 2005, lower annualized net charge-offs as a percentage of average loans outstanding, and lower historical loss ratios.

Noninterest income declined $314 thousand or 5.7% in the quarterly comparison. The decline in noninterest income was due primarily to a one-time gain of $700 thousand on the sale of the Company’s $3.2 million credit card portfolio recorded in the first quarter of 2005. Excluding the effect of the one-time gain on the credit card portfolio in the prior year, noninterest income rose $386 thousand or 8.0%. Income from company-owned life insurance was up $143 thousand or 61.9% due to higher crediting rates and additional amounts outstanding attributed to the purchase of Citizens Bancorp. Other income line items were $243 thousand higher in the aggregate due mainly to the Citizens Bancorp acquisition.

Noninterest expenses increased $2.1 million or 18.0% for the current three months compared to the same period a year ago. The increase in noninterest expenses was led by higher salaries and employee benefit expenses, which grew $1.5 million or 25.9%. The increase in salaries and employee benefits was led by a $782 thousand increase attributed to the Citizens Bancorp acquisition combined with higher health insurance costs. Other noninterest expenses increased $526 thousand or 9.5% and occurred across a broad range of line items. These increases are generally attributed to the purchase of Citizens Bancorp and the Company’s other business expansion activities. The effective income tax rate was 19.7% for the current three months compared to 21.5% a year earlier.

The return on average assets (“ROA”) was 1.06% for the first quarter of 2006, a decrease of 8 basis points compared to 1.14% reported for the same period of 2005. The return on average equity (“ROE”) was 11.55% for the first quarter of 2006, a decrease of 96 basis points compared to 12.51% for the same period of 2005. The decrease in ROE is attributed to a combination of the lower ROA and an 11 basis point decrease in financial leverage to 10.85% from 10.96%. Financial leverage represents the degree in which borrowed funds, as opposed to equity, are used in the funding of assets.

Net Interest Income

The trend of the general interest rate environment in the current three months compared to a year earlier has been upward primarily as a result of short-term interest rate increases by the Board of Governors of the Federal Reserve Board (the “Fed”). The Fed has increased short-term interest rates by 200 basis points in eight equal increments of 25 basis points since March 31, 2005. The effects of these rate increases by the Fed has generally led to higher average rates earned and paid on interest earning assets and interest bearing liabilities with a faster increase in the average rates earned on earning assets, particularly loans and temporary investments, due to their repricing characteristics.

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

The Company’s tax equivalent (“TE”) yield on earning assets for the current three months was 6.5%, an increase of 97 basis points from 5.6% in the same period a year ago. The cost of funds for the current three months was 3.0%, an increase of 78 basis points compared to 2.2% in the same period a year earlier. A goal of the Company in the current interest rate environment is to increase earning assets and maintain the current relatively low interest rates paid on interest bearing liabilities. The Company strives to accomplish this goal while providing excellent service to its customers and maintaining its core deposit base. Maintaining the relatively low cost of funds is becoming increasingly difficult due to the upward trend in general interest rates and competitive market forces. Average earning assets were $1.5 billion for the current quarter, an increase of $184 million or 14.3% compared to $1.3 billion a year ago. As a percentage of total average assets, earning assets decreased 139 basis points to 88.1% from 89.5%. This decrease had a negative 8 basis point effect on ROA in the comparison.

Interest income results from interest earned on earning assets, which primarily include loans and investment securities. Interest income is affected by volume (average balance), composition of earning assets, and the related rates earned on those assets. Total interest income for the first quarter of 2006 was $23.1 million, an increase of $6.0 million or 35.1% compared to the comparable period in the previous year. The growth in interest income was mainly attributed to higher interest income on loans of $5.3 million or 38.4%. Interest income on loans increased as a result of higher average loan balances outstanding resulting from the Citizens Bancorp acquisition, higher internally generated loan growth, and a 91 basis point increase in the average rate earned on loans. The Citizens Bancorp acquisition accounted for $2.7 million of the increase in interest income on loans. The Company’s tax equivalent yield on earning assets for the current period was 6.5%, an increase of 97 basis points compared to the same period a year ago.

Interest and fees on loans was $19.0 million, an increase of $5.3 million or 38.4% compared to a year earlier. Average loans increased $185 million or 21.0% to $1.1 billion in the comparison due mainly to a $156 million higher average balance outstanding from the acquisition of Citizens Bancorp and, to a lesser extent, higher loan demand in what remains a relatively low rate environment. Interest income on loans was also boosted by a 91 basis point increase in the tax equivalent yield to 7.3% from 6.4% in the quarterly comparison. Interest on taxable securities was $2.6 million, an increase of $719 thousand or 37.6% due to nearly equally to both a 61 basis point increase in the average rate earned and a $38.4 million or 16.9% higher average balance outstanding. Interest on nontaxable securities was relatively unchanged at $988 thousand. Interest on short-term investments, including time deposits in other banks, federal funds sold, and securities purchased under agreements to resell, increased $24 thousand or 4.7% due to an increase in the average rate earned of 242 basis points nearly offset by a decline in the average balances outstanding $50.0 million.

Interest expense results from incurring interest on interest bearing liabilities, which primarily include interest bearing deposits, federal funds purchased and securities sold under agreements to repurchase, and other borrowed funds. Interest expense is affected by volume, composition of interest bearing liabilities, and the related rates paid on those liabilities. Total interest expense was $9.5 million for first quarter of 2006, an increase of $3.4 million or 57.4% from the same period in the prior year. Interest expense increased mainly as a result of higher interest expense on deposits of $2.7 million or 55.0%. Interest expense on deposits increased as a result of higher deposit balances outstanding from the Citizens Bancorp acquisition, higher deposits generated internally, and higher rates paid on interest bearing deposits throughout the entire deposit portfolio. The Company’s cost of funds was 3.0% for the first quarter of 2006, an increase of 78 basis points from 2.2% for the prior year. The increase in cost of funds was led by a 219 basis point increase in federal funds purchased and securities sold under agreements to repurchase, which generally reprice more quickly than other interest bearing sources of funds and correlates with the increase in general short-term market interest rates.

Interest expense on time deposits, the largest component of total interest expense, increased $1.7 million or 44.7% to $5.6 million. The increase is due to a 70 basis point increase in the average rate paid to 3.7% from 3.0% combined with an $89.9 million or 17.1% higher average balance outstanding, which totaled $614 million in the current quarter compared to $524 million in the same quarter a year earlier. The growth in average time deposits outstanding was fueled by an additional $73.0 million of time deposits related to the Citizens Bancorp acquisition. Interest expense on savings deposits and interest bearing demand deposits increased $461 thousand or 84.6% and $533 thousand or 99.4%, respectively. The increase in interest expense on savings deposits was due to a 65 basis point increase in the average rates paid to 1.8% from 1.14% and, to a lesser extent, an increase in the average balance outstanding of $34.5 million or 17.8% to $228 million from $194 million. The Citizens Bancorp acquisition contributed an additional $30.9 million in average savings deposits with higher average rates than existing savings deposits in the comparison. Interest on interest bearing demand deposits increased due mainly to a higher average rate paid of 60 basis points to 1.5% and, to a lesser extent, an increase in the average balance outstanding of $46.3 million or 18.6%. Excluding the $54.0 million additional average interest bearing demand deposits attributed to the Citizens Bancorp acquisition, average interest bearing demand deposits for the Company declined $7.7 million or 3.1% in the comparison. The increase in average rates paid for deposits follows the trend of increasing general short-term market interest rates between the comparable periods.

Interest expense on federal funds purchased and securities sold under agreements to repurchase increased $335 thousand or 62.7% due mainly to a 219 basis point increase in the average rate paid to 4.7% from 2.5% a year ago and is attributed to the increase in general short-term market interest rates experienced since the comparable period of last year. Interest expense on other borrowed funds consists primarily of Federal Home Loan Bank (“FHLB”) borrowings and subordinated notes payable to unconsolidated trusts. Interest expense on other borrowed funds was increased $392 thousand and is due to an increase in interest expense related to the notes payable to unconsolidated trusts of $394 thousand. The Company issued $25.0 million subordinated notes payable issued in connection with the Company’s trust preferred securities offering during the third quarter of 2005.

The net interest margin (TE) increased 26 basis points to 3.92% during the first quarter of 2006 compared to 3.66% in the first quarter of 2005. The higher net interest margin is primarily attributed to a 19 basis point increase in the spread between rates earned on earning assets and the rates paid on interest bearing liabilities to 3.55% in the current quarter from 3.36% in the first quarter of 2005. The remaining seven basis point increase in margin is attributed to the effect of noninterest bearing sources of funds. The effect of noninterest bearing sources of funds on net interest margin typically increases in a rising rate environment.

The following tables present an analysis of net interest income for the quarterly periods ended March 31.

Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential
Three months ended March 31,	2006			2005
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities
Taxable	$266,284	$2,631	4.01%	$227,878	$1,912	3.40%
Nontaxable(1)	98,105	1,433	5.92	95,594	1,439	6.10
Time deposits with banks, federal
funds sold and securities purchased
under agreements to resell	44,867	536	4.84	85,831	512	2.42
Loans(1,2,3)	1,064,006	19,078	7.27	879,498	13,789	6.36

Total earning assets	1,473,262	$23,678	6.52%	1,288,801	$17,652	5.55%

Allowance for loan losses	(12,616)			(12,827)

Total earning assets, net of
allowance for loan losses	1,460,646			1,275,974

Nonearning Assets
Cash and due from banks	83,306			76,915
Premises and equipment, net	34,241			27,499
Other assets	94,456			60,041

Total assets	$1,672,649			$1,440,429

Interest Bearing Liabilities
Deposits
Interest bearing demand	$295,624	$1,069	1.47%	$249,345	$536.87%
Savings	228,387	1,006	1.79	193,866	545	1.14
Time	614,294	5,592	3.69	524,440	3,865	2.99
Federal funds purchased and
securities sold under agreements
to repurchase	74,938	869	4.70	86,235	534	2.51
Other borrowed funds	77,198	918	4.82	56,845	526	3.75

Total interest bearing liabilities	1,290,441	$9,454	2.97%	1,110,731	$6,006	2.19%

Noninterest Bearing Liabilities
Commonwealth of Kentucky deposits	36,525			34,651
Other demand deposits	171,060			152,516
Other liabilities	20,409			11,064

Total liabilities	1,518,435			1,308,962

Shareholders' equity	154,214			131,467

Total liabilities and shareholders'
equity	$1,672,649			$1,440,429

Net interest income		14,224			11,646
TE basis adjustment		(561)			(544)

Net interest income		$13,663			$11,102

Net interest spread			3.55%			3.36%
Impact of noninterest bearing sources
of funds			.37			.30

Net interest margin			3.92%			3.66%

(1)Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
(2)Loan balances include principal balances on nonaccrual loans.
(3)Loan fees included in interest income amounted to $810 thousand and $553 thousand in 2006 and 2005, respectively.

Analysis of Changes in Net Interest Income (tax equivalent basis)
(In thousands)	Variance	Variance Attributed to
Three months ended March 31,	2006/2005(1)	Volume	Rate
Interest Income
Taxable investment securities	$719	$348	$371
Nontaxable investment securities(2)	(6)	159	(165)
Time deposits with banks, federal funds sold and
securities purchased under agreements to resell	24	(1,334)	1,358
Loans(2)	5,289	3,145	2,144

Total interest income	6,026	2,318	3,708

Interest Expense
Interest bearing demand deposits	533	113	420
Savings deposits	461	110	351
Time deposits	1,727	730	997
Federal funds purchased and securities sold under
agreements to repurchase	335	(450)	785
Other borrowed funds	392	218	174

Total interest expense	3,448	721	2,727

Net interest income	$2,578	$1,597	$981

Percentage change	100.0%	61.9%	38.1%

(1)The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
(2)Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Noninterest Income

Noninterest income totaled $5.2 million for the first quarter of 2006, a decrease of $314 thousand or 5.7% compared to $5.5 million for the same period in the prior year. Noninterest income represents 18.4% of total revenue for the current quarter, a decrease of 569 basis points from 24.4% for the same period last year. The decrease in noninterest income is due primarily to a one-time gain of $700 thousand on the sale of the Company’s $3.2 million credit card portfolio recorded in the first quarter of 2005. Excluding the effect of the one-time gain on the credit card portfolio in the prior year, noninterest income rose $386 thousand or 8.0%.

Income from company-owned life insurance was up $143 thousand or 61.9% due to higher crediting rates and additional amounts outstanding attributed to the purchase of Citizens Bancorp. Non-deposit related service charges, commissions, and fees were $715 thousand, an increase of $76 thousand or 11.9% driven mainly by $39 thousand and $20 thousand of additional loan servicing fee’s and ATM surcharge fees, respectively, attributed to Citizens Bancorp acquisition. Service charges and fees on deposits grew $62 thousand or 2.7% to $2.3 million. A significant portion of the increase is attributed to the Citizens Bancorp acquisition, which added $171 thousand to this line item, primarily through an additional $133 thousand of net overdraft charges. Excluding the effect of Citizens Bancorp, service charges and fees on deposits declined $198 thousand or 8.8% led by lower fees from the Commonwealth of Kentucky of $72 thousand, lower dormant account fees of $36 thousand, and lower net overdraft charges of $31 thousand. Trust income increased $54 thousand or 13.6% to $450 thousand as a result of $24 thousand of additional fees attributed to the Citizens Northern acquisition along with higher assets under management at previously existing locations. Allotment processing fees increased $44 thousand or 6.7% to $697 thousand attributed to higher transaction volumes. Net gains on the sale of mortgage loans were up $24 thousand or 12.8% to $212 thousand in the current quarter as origination activity increased 9.5% in the comparison. Data processing fees dropped $22 thousand or 6.5% due mainly to a higher percentage of electronic transactions versus paper transactions, which are less costly and result in smaller revenue for the Company.

Noninterest Expense

Total noninterest expenses were $13.6 million for the three months ended March 31, 2006, an increase of $2.1 million or 18.0% compared to $11.5 million for the same period in 2005. The increase in noninterest expenses are reflected across a broad range of line items. A significant factor contributing to the higher expenses is the Citizens Bancorp acquisition during December 2005. The largest increases in noninterest expenses is attributed to salaries and employee benefits, which jumped $1.5 million or 25.9%, net occupancy expense of $300 thousand or 39.6%, and data processing and communication expenses of $173 thousand or 16.7%.

The increase in salaries and employee benefits resulted from the addition of 62 average full time equivalent employees from the Citizens Bancorp acquisition, normal salary increases for existing employees, and a sharp increase in benefits. Salaries and related payroll taxes increased $743 thousand or 15.1%, with Citizens Bancorp accounting for $606 thousand of the increase. Benefit expenses grew $760 thousand or 73.5%, with Citizens Bancorp contributing $176 thousand or 23.2% of the increase. The increase in benefit expenses is mainly attributed to higher health care costs in the comparable periods. Employee health care claims are up appreciably in the current quarter compared to the same period a year earlier. Within specified contractual limits, benefit costs move in tandem with their related claims. Noncash compensation expense related to the Company’s nonqualified stock option plan and employee stock purchase plan was $40 thousand. There was no such expense recorded in the comparable period last year since the current period includes the initial recognition of such costs pursuant to SFAS No. 123(R).

Occupancy expense, net of rental income, increased $300 thousand or 39.6% and totaled $1.1 million at March 31, 2006. The increase was led by $108 thousand attributed to the Citizens Bancorp acquisition along with normal operating increases in insurance of $59 thousand, rent expense of $33 thousand, and utilities of $25 thousand. Data processing and communications expense rose $173 thousand or 16.7% to $1.2 million from $1.0 million. The increase is attributed to the Citizens Bancorp acquisition, which added $227 thousand of expense for the current quarter. A significant portion of this amount is related to data processing, which is expected to decline once Citizens Bancorp’s processing system is converted to the Company’s. Bank franchise taxes increased $104 thousand or 28.8% led by $69 thousand attributed to Citizens Bancorp. Correspondent bank fees declined $42 thousand or 18.9% and is correlated to the decline in service charges and fees on deposits related to the Commonwealth of Kentucky noted in the previous section of this report.

Income Taxes

Income tax expense for the first quarter of 2006 was $1.1 million, a decline of $33 thousand or 3.0% compared to the same period a year earlier. The effective federal income tax rate decreased 179 basis points to 19.7% from 21.5% in the comparison. The change in the effective tax rate is due to an increase in revenue from nontaxable sources, which outpaced the growth in revenue from taxable sources.

FINANCIAL CONDITION

Total assets were $1.7 billion on March 31, 2006, a decrease of $19.3 million or 1.2% from the prior year-end. The decline in assets was the result of a $21.7 million or 16.2% decrease in cash and cash equivalents, a $19.5 million or 5.3% decrease in securities, partially offset by a growth in net loans of $21.7 million or 2.1%. The decrease in total assets correlates to the overall funding position of the Company. Cash and cash equivalents declined $21.7 million due mainly to the payment of the prior year-end accrued purchase price of Citizens Bancorp of $21.8 million. The balance of investment securities fell primarily to fund new loan growth. Total deposits and shareholders’ equity were relatively unchanged at $1.3 billion and $155 million, respectively.

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

On an average basis, total assets were $1.7 billion for the first three months of 2006, an increase of $210 million or 14.4% from year-end 2005 driven mainly by the Citizens Bancorp purchase during December 2005. Average earning assets, primarily loans and securities, were $1.5 billion at March 31, 2006, an increase of $169 million or 13.0% from year-end 2005. Average earning assets represent 88.1% of total average assets on March 31, 2006, a decrease of 111 basis points compared to 89.2% at year-end 2005. The decline in the ratio of average earning assets compared to total average assets is due mainly to the additional goodwill recorded in the acquisition of Citizens Bancorp.

Loans

Loans, net of unearned income, totaled $1.1 billion at March 31, 2006, an increase of $21.4 million or 2.0% from year-end 2005. The composition of the loan portfolio is summarized in the table below.

	March 31, 2006		December 31, 2005
(Dollars in thousands)	Amount	%	Amount	%
Commercial, financial,
and agriculture	$189,117	17.5%	$187,027	17.7%
Real estate - construction	108,185	10.0	90,219	8.5
Real estate mortgage - residential	357,258	33.1	361,548	34.2
Real estate mortgage - farmland and
Other commercial enterprises	324,925	30.1	315,730	29.8
Installment	63,027	5.9	65,423	6.2
Lease financing	36,929	3.4	38,059	3.6

Total	$1,079,441	100.0%	$1,058,006	100.0%

On average, loans represented 72.2% of earning assets during the current period, an increase of 300 basis points from 69.2% from year-end 2005. The increase was due mainly to the Citizens Bancorp acquisition, which had an 86.2% average loans to average earning assets ratio for the quarter ended March 31, 2006. As loan demand fluctuates, the available funds are reallocated between loans and temporary investments or investment securities, which typically involve a decrease in credit risk and lower yields.

Allowance for Loan Losses

The allowance for loan losses was $12.2 million at March 31, 2006, a decrease of $304 thousand or 2.4% from the prior year-end. The allowance for loan losses was 1.13% of loans net of unearned income at March 31, 2006, a decrease of 5 basis points compared to 1.18% at December 31, 2005. A $171 thousand negative provision for loan losses in the current quarter resulted in a $124 thousand decrease in provision for loan losses compared to the same period in 2005. The negative provision for loan losses is attributed to continued improvement in the credit quality of the Company’s loan portfolio, including a decline in delinquent and classified loans from year-end 2005, lower annualized net charge-offs as a percentage of average loans outstanding, and lower historical loss ratios. Since year-end 2005, loans past due 90 days or more and still accruing are down $706 thousand or 22.3% to $2.5 million, nonaccrual loans are down $80 thousand or 2.5%, and annualized net charge-offs as a percentage of average loans are down 22 basis points to .05% at March 31, 2006 from .27% at December 31, 2005. For the first quarter of 2006 compared to the first quarter of 2005, loans past due 90 days or more and still accruing are were up $194 thousand or 8.6% to $2.5 million offset by $759 thousand or 19.8% lower nonaccrual loans to $3.1 million. In addition, annualized net charge-offs as a percentage of average loans declined 11 basis points to .05% from .16% in the quarter to quarter comparison.

The allowance for loan losses as a percentage of nonperforming loans totaled 220.1%, 197.5% and 203.9% at March 31, 2006, December 31, 2005, and March 31, 2005, respectively. The increase is in the current quarter compared to the prior year-end is primarily attributed to the $706 thousand decline in loans past due 90 days or more and still accruing. Management continues to emphasize collection efforts and evaluation of risks within the loan portfolio.

Nonperforming Assets

Nonperforming assets for the Company include nonperforming loans, other real estate owned, and other foreclosed assets. Nonperforming loans consist of nonaccrual loans, restructured loans, and loans past due ninety days or more on which interest is still accruing. Nonperforming assets totaled $14.3 million at March 31, 2006, a decrease of $849 thousand or 5.6% from the prior year-end. Nonperforming loans were $5.5 million at March 31, 2006, a $786 thousand or 12.5% decline compared to year-end 2005. The decline in nonperforming loans relates primarily to loans past due 90 days or more, which improvement consisted of mainly a small number of larger credits. Nonperforming loans represent .5% of loans net of unearned income at March 31, 2006, a decrease of 9 basis points from .6% compared to year-end 2005.

Other real estate owned was $8.6 million at March 31, 2006. This represents a decrease of $156 thousand or 1.8% compared to $8.8 million at year-end 2005. Approximately $7.9 million of the balance in other real estate owned is attributed to foreclosures related to the Company’s previous disclosures regarding a financially troubled builder.

Temporary Investments

Temporary investments consist of interest bearing deposits in other banks and federal funds sold and securities purchased under agreements to resell. The Company uses these funds in the management of liquidity and interest rate sensitivity. At March 31, 2006, temporary investments were $33.2 million, a decrease of $25.3 million or 43.3% compared to $58.5 million at year-end 2005. Temporary investments averaged $44.9 million during the first three months of 2006, a decrease of $23.1 million or 34.0% from year-end 2005. The decrease is primarily a result of the Company’s net funding position, which was driven by $21.8 million cash payment to Citizens Northern stockholders during the current quarter. Temporary investments are reallocated as loan demand and other investment alternatives present the opportunity.

Investment Securities

The investment securities portfolio is comprised primarily of U.S. Government agency securities, mortgage-backed securities, and tax-exempt securities of states and political subdivisions. Total investment securities were $345 million on March 31, 2006, a decrease of $19.5 million or 5.3% from year-end 2005.

Investment securities averaged $364 million in total for the current three months, an increase of $30.8 million or 9.2% compared to the year-end 2005 balance. The increase in average investment securities was driven by a $30.4 million net increase in U.S. Government agency securities. The Company had a net unrealized loss on available for sale investment securities of $4.8 million at March 31, 2006 compared to a net unrealized loss of $2.9 million at year-end 2005. The $1.9 million decrease in the current period is due primarily to the impact of changing economic conditions, including an increase in short-term market interest rates that have generally lowered the value of the investment portfolio at the end of the current period. As overall market interest rates have continued to climb higher in the current period, the portfolio has declined in value. Market values of fixed rate investments are inversely related to changes in market interest rates.

Company-owned Life Insurance

Company-owned life insurance totaled $31.9 million at March 31, 2006, an increase of $360 thousand or 1.1% from $31.6 million at year-end 2005. Income from company-owned life insurance was $374 thousand during the first three months of 2006, an increase of $143 thousand or 61.9% compared to $231 thousand for the same period in 2005. The increase is due to higher crediting rates and an additional $3.4 million balance outstanding attributed to the purchase of Citizens Bancorp during the fourth quarter of 2005.

Deposits

The Company’s primary source of funding for its lending and investment activities results from its customer deposits, which consist of noninterest and interest bearing demand, savings, and time deposits. On March 31, 2006, deposits totaled $1.3 billion, an increase of $4.6 million or .3% from year-end 2005. The increase in deposits was due to a $3.9 million or 2.0% increase in noninterest bearing deposits while interest bearing deposits grew an additional $650 thousand or 0.1%. The increase in noninterest bearing deposits is attributed to $11.0 million higher balance related to the Commonwealth of Kentucky. Excluding the Commonwealth of Kentucky deposits, noninterest bearing deposits decreased $7.0 million or 4.0% in the comparison. The net increase in interest bearing deposits include higher time deposits of $13.4 million or 2.2%, offset by lower savings deposit balances of $7.8 million or 3.4% and lower interest bearing demand deposits of $5.0 million or 1.7%. Average total deposits were $1.3 billion for the first three months of 2006, an increase of $172 million or 14.7% compared to year-end 2005. Net increases in average deposits were consistent throughout most of the deposit portfolio as follows: noninterest bearing demand of $13.3 million or 6.8%; interest bearing demand of $52.2 million or 21.4%; savings accounts of $29.4 million or 14.8%; and time deposits of $77.1 million or 14.4%. The increase in average deposits outstanding is primarily attributed to the Citizens Northern acquisition late in the fourth quarter of 2005.

Borrowed Funds

Borrowed funds totaled $148 million at March 31, 2006, a decrease of $1.4 million or 1.0% from $149 million at year-end 2005. Total borrowed funds averaged $152 million, an increase of $10.7 million or 7.5% from $141 million at year-end 2005. The increase in average borrowed funds since year-end 2005 was led by the $25.8 million of subordinated notes payable to unconsolidated trusts. The average outstanding balances are higher due to the timing of the transaction, which took place during the middle of 2005.

LIQUIDITY

The Parent Company’s primary use of cash consists of dividend payments to its common shareholders, purchases of its common stock, corporate acquisitions, interest expense on borrowings, and other general operating purposes. Liquidity of the Parent Company depends primarily on the receipt of dividends from its subsidiary banks and cash balances maintained. As of March 31, 2006 combined retained earnings of the subsidiary banks was $65.4 million, of which $21.9 million was available for the payment of dividends to the Parent Company without obtaining prior approval from bank regulatory agencies. As a practical matter, payment of future dividends is also subject to the maintenance of other capital ratio requirements. Management expects that in the aggregate, its subsidiary banks will continue to have the ability to pay dividends in order to provide funds to the Parent Company during the remainder of 2006 sufficient to meet its liquidity needs. In addition, the Parent Company has a $10.0 million unsecured line of credit with an unrelated financial institution available for general corporate purposes. This line of credit has not been drawn upon and will mature on August 31, 2006. The Parent Company had cash balances of $6.1 million at March 31, 2006, a decrease of $26.0 million or 81.2% from $32.1 million at year-end 2005. The $26.0 million decrease in cash at the Parent Company is due primarily to $21.8 million cash paid during the current quarter for the acquisition of Citizens Bancorp.

The Company’s objective as it relates to liquidity is to ensure that the subsidiary banks have funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability. In order to maintain a proper level of liquidity, the subsidiary banks have several sources of funds available on a daily basis that can be used for liquidity purposes. Those sources of funds include the subsidiary banks’ core deposits, consisting of both business and nonbusiness deposits; cash flow generated by repayment of principal and interest on loans and investment securities; FHLB borrowings; and federal funds purchased and securities sold under agreements to repurchase. While maturities and scheduled amortization of loans and investment securities are generally a predictable source of funds, deposit outflows and mortgage prepayments are influenced significantly by general interest rates, economic conditions, and competition in our local markets. As of March 31, 2006 the Company had approximately $200 million in additional borrowing capacity under various FHLB, federal funds, and other borrowing agreements. However, there is no guarantee that these sources of funds will continue to be available to the Company, or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in our liquidity from these sources. The Company intends to borrow additional funds for the cash portion of the purchase price for the recently announced Citizens National acquisition.

For the longer term, the liquidity position is managed by balancing the maturity structure of the balance sheet. This process allows for an orderly flow of funds over an extended period of time. The Company’s Asset and Liability Management Committee, both at the bank subsidiary level and on a consolidated basis, meets regularly and monitors the composition of the balance sheet to ensure comprehensive management of interest rate risk and liquidity.

Liquid assets consist of cash, cash equivalents, and securities available for sale. At March 31, 2006, such assets totaled $444 million, a decrease of $39.3 million or 8.1% from year-end 2005. The decrease in liquid assets is attributed to the cash paid in connection with the Citizens Bancorp acquisition and the overall funding position of the Company. The overall funding position of the Company changes as loan demand, deposit levels, and other sources and uses of funds fluctuate.

Net cash provided by operating activities was $4.2 million in the first three months of 2006 compared to net cash used in operating activities of $6.6 million for the same period a year earlier. Net cash used in investing activities was $26.8 million in the current period compared to $294 thousand in the same period last year. The most significant items included in the $26.2 million higher cash outflows of investing activities are the $21.8 million cash payment for the purchase of Citizens Bancorp and $14.4 million net outflows related to increased loan activity, partially offset by $10.5 million net cash received related to investment securities transactions. Net cash provided by financing activities was $695 thousand for the three months ended March 31, 2006, a decrease of $20.4 million compared to the same period a year earlier. This decrease is related mainly to lower net inflows in the comparable periods from the following: $12.2 million from federal funds purchased and securities sold under agreements to repurchase; $5.4 million from other borrowings; and $2.4 million related to deposit activity.

Commitments to extend credit are considered in addressing the Company’s liquidity management. The Company does not expect these commitments to significantly effect the liquidity position in future periods.

CAPITAL RESOURCES

Shareholders’ equity was $155 million on March 31, 2006, relatively unchanged from $154 million at December 31, 2005. The net change in shareholders’ equity from year-end was $586 thousand or .4%. Retained earnings grew $2.0 million or 1.2% as a result of $4.4 million of net income partially offset by $2.4 million or $.33 per share in cash dividends declared. The Company issued two thousand shares of common stock during the current quarter pursuant to each of its nonqualified stock option and employee stock purchase plans. The issuance of these shares increased shareholders’ equity by $117 thousand. Shareholders’ equity also increased as a result of $42 thousand of noncash compensation expense attributed to its nonqualified stock option and employee stock purchase plans. The Company purchased 10 thousand shares of its outstanding common stock during the current quarter, which reduced shareholders’ equity $328 thousand.

Accumulated other comprehensive income, consisting of net unrealized holding losses on available for sale securities (net of tax), was $3.1 million at March 31, 2006, a decrease of $1.2 million from year-end 2005. The decrease is due primarily to the impact of changing economic conditions, including an increase in short-term market interest rates that have generally lowered the value of the investment portfolio at the end of the current period. As overall market rates have moved higher in the current period, the portfolio has declined in value. Market values of fixed rate investments are inversely related to changes in market interest rates.

Consistent with the objective of operating a sound financial organization, the Company’s goal is to maintain capital ratios well above the regulatory minimum requirements. The Company’s capital ratios as of March 31, 2006, the regulatory minimums, and the regulatory standard for a well-capitalized institution are as follows.

	Farmers Capital Bank Corporation	Regulatory Minimum
Tier 1 risk based	12.65%	4.00%
Total risk based	13.70%	8.00%
Leverage	8.93%	4.00%

As of March 31, 2006, all of the Company’s subsidiary banks were in excess of the well-capitalized regulatory ratio requirements as calculated under guidelines established by federal banking agencies.

RECENTLY ISSUED ACCOUNTING STANDARDS

Please refer to Note three of the Company’s March 31, 2006 unaudited consolidated financial statements included herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company uses a simulation model as a tool to monitor and evaluate interest rate risk exposure. The model is designed to measure the sensitivity of net interest income and net income to changing interest rates over future time periods. Forecasting net interest income and its sensitivity to changes in interest rates requires the Company to make assumptions about the volume and characteristics of many attributes, including assumptions relating to the replacement of maturing earning assets and liabilities. Other assumptions include, but are not limited to, projected prepayments, projected new volume, and the predicted relationship between changes in market interest rates and changes in customer account balances. These effects are combined with the Company’s estimate of the most likely rate environment to produce a forecast of net interest income and net income. The forecasted results are then adjusted for the effect of a gradual increase and decrease in market interest rates on the Company’s net interest income and net income. Because assumptions are inherently uncertain, the model cannot precisely estimate net interest income or net income or the effect of interest rate changes on net interest income and net income. Actual results could differ significantly from simulated results.

At March 31, 2006, the model indicated that if rates were to gradually increase by 150 basis points during the calendar year, then net interest income and net income would increase .19% and .29%, respectively for the year ending December 31, 2006. The model indicated that if rates were to gradually decrease by 150 basis points over the same period, then net interest income and net income would decrease 1.43% and 3.49%, respectively.

In the current low interest rate environment, it is not practical or possible to reduce certain deposit rates by the same magnitude as rates on earning assets. The average rate paid on some of the Company’s deposits, primarily savings and interest bearing checking accounts, remains below 1.5%. This situation magnifies the model’s predicted results when modeling a decrease in interest rates, as earning assets with higher yields have more of an opportunity to reprice at lower rates than lower-rate deposits.

Item 4. Controls and Procedures

The Registrant’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of the end of the period covered by this report, and have concluded that the Registrant’s disclosure controls and procedures were adequate and effective to ensure that all material information required to be disclosed in this annual report has been made known to them in a timely fashion.

There were no significant changes in the Registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the Chief Executive Officer and Chief Financial Officers evaluation, nor were there any significant deficiencies or material weaknesses in the controls which required corrective action.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2006, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material effect upon the consolidated financial statements of the Company.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 to January 31, 2006				179,112

February 1, 2006 to February 28, 2006	10,000	$32.80	10,000	169,112

March 1, 2006 to March 31, 2006				169,112

Total	10,000	$32.80	10,000

On January 27, 2003, the Company’s Board of Directors authorized the purchase of up to 300,000 shares of the Company’s outstanding common stock. No stated expiration date was established under this plan.

Item 6. Exhibits

List of Exhibits

3i.	Amended and Restated Articles of Incorporation of Farmers Capital Bank Corporation (incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998).

3ii.	Amended and Restated By-Laws of Farmers Capital Bank Corporation (incorporated by reference to Annual Report of Form 10-K for the fiscal year ended December 31, 1997.

3iia	Amendments to By-Laws of Farmers Capital Bank Corporation (incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003).

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (page 26)

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (page 27)

32	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Page 28)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2006	/s/ G. Anthony Busseni

G. Anthony Busseni,
President and CEO (Principal Executive Officer)

Date: 5-5-06	/s/ C Douglas Carpenter

C. Douglas Carpenter,
Senior Vice President, Secretary, and CFO
(Principal Financial and Accounting Officer)