Form 10-Q/A
period 2006-03-31
FARMERS CAPITAL BANK CORP
filed 2006-06-15
CIK 713095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
Amendment No. 1 to Form 10-Q

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amended Report”) is being filed by the Registrant to amend its Quarterly Report of Form 10-Q for the period ended March 31, 2006 filed with the Securities and Exchange Commission on May 9, 2006 (the “Initial Report”). The Amended Report is being filed solely for the purpose of correcting an inadvertent typographical error appearing in the Unaudited Consolidated Balance Sheets. In the Initial Report, the amount of the “Accrued purchase price-Citizens Bancorp, Inc.” line item in the liabilities section was included in the March 31, 2006 column. This Amended Report correctly displays the total in the December 31, 2005 column. All Balance Sheet subtotals in the Initial Report were reported correctly.

This Amendment No. 1 has not been updated for events occurring after the filing of the Initial Report nor does it change the Registrant’s previous disclosures contained in the Initial Report.

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

Date: 6-15-06	/s/ G. Anthony Busseni

G. Anthony Busseni,
President and CEO (Principal Executive Officer)

Date: 6-15-06	/s/ C Douglas Carpenter

C. Douglas Carpenter,
Senior Vice President, Secretary, and CFO
(Principal Financial and Accounting Officer)