Form 10-Q
period 2006-06-30
FARMERS CAPITAL BANK CORP
filed 2006-08-08
CIK 713095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Common stock, par value $.125 per share
7,391,417 shares outstanding at August 4, 2006

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Unaudited Consolidated Balance Sheets

(In thousands, except share data)	June 30, 2006	December 31, 2005
Assets
Cash and cash equivalents:
Cash and due from banks	$ 71,356	$ 71,866
Interest bearing deposits in other banks	2,670	2,565
Federal funds sold and securities purchased under agreements to resell	49,415	56,957

Total cash and cash equivalents	123,441	131,388

Investment securities:
Available for sale, amortized cost of $273,811 (2006) and $317,759 (2005)	267,162	315,067
Held to maturity, fair value of $10,841 (2006) and $13,815 (2005)	10,748	13,610

Total investment securities	277,910	328,677

Loans, net of unearned income	1,034,961	976,161
Allowance for loan losses	(10,747)	(11,262)

Loans, net	1,024,214	964,899

Premises and equipment, net	31,913	29,810
Company-owned life insurance	30,702	30,049
Goodwill	29,708	29,650
Other intangibles, net	6,695	7,642
Assets of discontinued operations	126,652	127,239
Other assets	22,018	24,588

Total assets	$ 1,673,253	$ 1,673,942

Liabilities
Deposits:
Noninterest bearing	$ 185,142	$ 188,715
Interest bearing	1,023,331	1,029,248

Total deposits	1,208,473	1,217,963

Federal funds purchased and securities sold under agreements to repurchase	94,174	71,336
Other short-term borrowings	216	780
Subordinated notes payable to unconsolidated trusts	25,774	25,774
Long-term debt	58,622	49,516
Dividends payable	2,432	2,244
Accrued purchase price-Citizens Bancorp, Inc.		21,846
Liabilities of discontinued operations	117,484	118,096
Other liabilities	10,912	12,151

Total liabilities	1,518,087	1,519,706

Shareholders' Equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued
Common stock, par value $.125 per share
9,608,000 shares authorized; 8,869,605 and 8,856,249
shares issued at June 30, 2006 and December 31, 2005, respectively	1,109	1,107
Capital surplus	40,248	39,829
Retained earnings	160,625	156,796
Treasury stock, at cost; 1,490,351 and 1,467,351 shares
at June 30, 2006 and December 31, 2005, respectively	(42,294)	(41,579)
Accumulated other comprehensive income	(4,522)	(1,917)

Total shareholders' equity	155,166	154,236

Total liabilities and shareholders' equity	$ 1,673,253	$ 1,673,942

See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Income

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except per share data)	2006		2005	2006	2005
Interest Income
Interest and fees on loans		$18,439	$12,829	$35,816	$25,127
Interest on investment securities:
Taxable		2,166	1,813	4,551	3,514
Nontaxable		919	915	1,862	1,848
Interest on deposits in other banks		13	22	25	28
Interest of federal funds sold and securities purchased under agreements to resell		495	383	1,019	883

Total interest income		22,032	15,962	43,273	31,400

Interest Expense
Interest on deposits		7,504	4,637	14,406	8,922
Interest on federal funds purchased and securities sold under agreements to repurchase		1,082	602	1,994	1,174
Interest on subordinated notes payable to unconsolidated trusts		430		824
Interest on other borrowed funds		580	513	1,091	1,022

Total interest expense		9,596	5,752	18,315	11,118

Net interest income		12,436	10,210	24,958	20,282

Provision for loan losses		(89)	(89)	(180)	(140)

Net interest income after provision for loan losses		12,525	10,299	25,138	20,422

Noninterest Income
Service charges and fees on deposits		2,293	2,336	4,439	4,426
Allotment processing fees		639	645	1,336	1,298
Other service charges, commissions, and fees		702	567	1,402	1,179
Data processing income		459	498	884	936
Trust income		466	428	918	826
Investment securities losses, net		(195)	(3)	(195)	(3)
Gains on sale of mortgage loans, net		139	184	318	336
Income from company-owned life insurance		324	326	683	547
Other		237	63	397	912

Total noninterest income		5,064	5,044	10,182	10,457

Noninterest Expense
Salaries and employee benefits		6,674	5,692	13,666	11,219
Occupancy expenses, net		850	661	1,792	1,343
Equipment expenses		726	642	1,454	1,288
Data processing and communications expense		1,319	1,056	2,487	2,053
Bank franchise tax		444	338	882	675
Correspondent bank fees		170	266	338	474
Amortization of intangibles		473	245	946	491
Other		1,968	1,690	3,771	3,814

Total noninterest expense		12,624	10,590	25,336	21,357

Income from continuing operations before income tax expense		4,965	4,753	9,984	9,522
Income tax expense from continuing operations		1,008	1,153	1,959	2,163

Income from continuing operations		3,957	3,600	8,025	7,359

Income from discontinued operations before income tax expense		479	374	926	770
Income tax expense from discontinued operations		130	86	254	185

Income from discontinued operations		349	288	672	585

Net Income		$4,306	$3,888	$8,697	$7,944

Net Income Per Common Share
Income from continuing operations - basic		$.53	$.53	$1.09	$1.08
Income from discontinued operations - basic		.05	.04	.09	.09

Net income per common share - basic		.58	.57	1.18	1.17

Income from continuing operations - diluted		.53	.53	1.08	1.08
Income from discontinued operations - diluted		.05	.04	.09	.08

Net income per common share - diluted	$	. 58	$.57	$1.17	$1.16

Weighted Average Shares Outstanding
Basic		7,378	6,781	7,381	6,786
Diluted		7,400	6,818	7,404	6,829

See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2006	2005	2006	2005
Net Income	$4,306	$3,888	$8,697	$7,944
Other comprehensive income:
Unrealized holding (loss) gain on available for sale securities arising during
the period, net of tax of $813, $1,187, $1,424, and $114, respectively	(1,509)	2,205	(2,645)	(212)
Reclassification adjustment for prior period unrealized loss recognized during
current period, net of tax of $58, $22, $22, and $3, respectively	107	40	40	5

Other comprehensive (loss) income	(1,402)	2,245	(2,605)	(207)

Comprehensive Income	$2,904	$6,133	$6,092	$7,737

See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Cash Flows

Six months ended June 30, (In thousands)	2006	2005
Cash Flows from Operating Activities
Net income	$8,697	$7,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,712	2,016
Net amortization of investment security premiums and (discounts):
Available for sale	(13)	204
Held to maturity	(13)	(20)
Provision for loan losses	(180)	(140)
Noncash compensation expense	67
Mortgage loans originated for sale	(16,677)	(16,884)
Proceeds from sale of mortgage loans	15,301	16,191
Deferred income tax expense (benefit)	1,272	(411)
Gains on sale of mortgage loans, net	(318)	(336)
Gain on sale of credit card portfolio		(700)
Gains on sale of premises and equipment, net	(93)	(10)
Loss on sale of available for sale investment securities, net	195	3
Decrease (increase) in accrued interest receivable	273	(108)
Income from company-owned life insurance	(653)	(522)
Decrease (increase) in other assets	1,205	(5,324)
Increase in accrued interest payable	457	246
(Decrease) increase in other liabilities	(534)	269
Net cash provided by discontinued operating activities	811	756

Net cash provided by operating activities	12,509	3,174

Cash Flows from Investing Activities
Proceeds from maturities and calls of investment securities:
Available for sale	32,074	99,797
Held to maturity	2,875	1,830
Proceeds from sale of available for sale investment securities	19,121	3,038
Purchase of available for sale investment securities	(7,428)	(76,254)
Loans originated for investment, net of principal collected	(57,441)	(21,576)
Payment of prior year accrued purchase price-Citizens Bancorp, Inc.	(21,846)
Purchase price refinements-Citizens Bancorp, Inc.	(58)
Additions to mortgage servicing rights, net	(41)
Purchase of premises and equipment	(4,210)	(1,981)
Proceeds from sale of equipment	476	121
Net cash provided by discontinued investing activities	12,509	12,157

Net cash (used in) provided by investing activities	(23,969)	17,132

Cash Flows from Financing Activities
Net increase (decrease) in deposits	(9,490)	23,687
Net increase in securities sold under agreements to repurchase	22,838	7,393
Proceeds from long-term debt	11,198
Repayments of long-term debt	(2,092)	(770)
Net decrease in other short-term borrowings	(564)	(1,397)
Dividends paid	(4,680)	(4,473)
Purchase of common stock	(715)	(519)
Shares issued under Employee Stock Purchase Plan	113	99
Stock options exercised	225	180
Net cash used in discontinued financing activites	(1,473)	(13,837)

Net cash provided by financing activities	15,360	10,363

Net increase in cash and cash equivalents	3,900	30,669

(Less) plus: net (increase) decrease in cash and cash equivalents of discontinued operations	(11,847)	924

Net (decrease) increase in cash and cash equivalents from continuing operations	(7,947)	31,593

Cash and cash equivalents from continuing activities at beginning of year	131,388	78,190

Cash and cash equivalents from continuing activities at end of period	$123,441	$109,783

Supplemental Disclosures
Cash paid during the period for:
Interest	$19,456	$12,155
Income taxes	2,400	1,000
Transfers from loans to repossessed assets	930	2,341
Cash dividend declared and unpaid	2,432	2,236

See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Changes in Shareholders' Equity

(In thousands, except per share data)							Accumulated
							Other	Total
Six months ended	Common Stock		Capital	Retained	Treasury Stock		Comprehensive	Shareholders'
June 30, 2006 and 2005	Shares	Amount	Surplus	Earnings	Shares	Amount	Income	Equity
Balance at January 1, 2006	8,856	$1,107	$39,829	$156,796	1,467	$(41,579)	$(1,917)	$154,236
Net income				8,697				8,697
Other comprehensive income							(2,605)	(2,605)
Cash dividends declared, $.66 per share				(4,868)				(4,868)
Purchase of common stock					23	(715)		(715)
Stock options exercised, including
related tax benefits	9	1	224					225
Shares issued pursuant to Employee
Stock Purchase plan	4	1	112					113
Noncash compensation expense attributed
to stock option & Employee Stock
Purchase Plan grants			83					83

Balance at June 30, 2006	8,869	$1,109	$40,248	$160,625	1,490	$(42,294)	$(4,522)	$155,166

Balance at January 1, 2005	8,234	$1,029	$20,744	$149,985	1,450	$(41,008)	$700	$131,450
Net income				7,944				7,944
Other comprehensive income							(207)	(207)
Cash dividends declared, $.66 per share				(4,477)				(4,477)
Purchase of common stock					16	(519)		(519)
Stock options exercised, including
related tax benefits	7	1	182					183
Shares issued pursuant to Employee
Stock Purchase plan	4	1	98					99

Balance at June 30, 2005	8,245	$1,031	$21,024	$153,452	1,466	$(41,527)	$493	$134,473

See accompanying notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1. Basis of Presentation and Nature of Operations

The consolidated financial statements include the accounts of Farmers Capital Bank Corporation (the “Company”), a financial holding company, and its bank and nonbank subsidiaries. Bank subsidiaries include Farmers Bank & Capital Trust Co. (“Farmers Bank”) in Frankfort, KY and its wholly-owned subsidiaries Leasing One Corporation (“Leasing One”) and Farmers Capital Insurance Corporation (“Farmers Insurance”). Leasing One is a commercial leasing company in Frankfort, KY and Farmers Insurance is an insurance agency in Frankfort, KY; Farmers Bank and Trust Company in Georgetown, KY (“Farmers Georgetown”) and its wholly-owned subsidiary Pro Mortgage Partners, LLC (“Pro Mortgage”), a mortgage brokerage company established in May 2004 offering a variety of fixed rate loan products; First Citizens Bank in Elizabethtown, KY; United Bank & Trust Co. in Versailles, KY; Lawrenceburg National Bank in Harrodsburg, KY; Citizens Bank of Northern Kentucky, Inc. in Newport, KY (“Citizens Northern”); and Kentucky Banking Centers, Inc. in Glasgow, KY (“KBC”). The accounts of KBC have been presented separately in the financial statements as discontinued operations as discussed in Note 8.

The Company has three active nonbank subsidiaries, FCB Services, Inc. (“FCB Services”), Kentucky General Holdings, LLC (“Kentucky General”), and FFKT Insurance Services, Inc. (“FFKT Insurance”). FCB Services is a data processing subsidiary located in Frankfort, KY, which provides services to the Company’s banks as well as unaffiliated banks. Kentucky General holds a 50% voting interest in KHL Holdings, LLC, which is the parent company of Kentucky Home Life Insurance Company. FFKT Insurance is a captive property and casualty insurance company insuring primarily deductible exposures and uncovered liability related to properties of the Company. All significant intercompany transactions and balances are eliminated in consolidation with the exception of KBC, which is presented as discontinued operations.

Including KBC, the Company provides financial services through its 34 locations in 23 communities throughout Central and Northern Kentucky to individual, business, agriculture, government, and educational customers. Its primary deposit products are checking, savings, and term certificate accounts. Its primary lending products are residential mortgage, commercial lending and leasing, and installment loans. Substantially all loans and leases are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans and leases are expected to be repaid from cash flow from operations of businesses. Farmers Bank has served as the general depository for the Commonwealth of Kentucky for over 70 years and also provides investment and other services to the Commonwealth. Other services include, but are not limited to, cash management services, issuing letters of credit, safe deposit box rental, and providing funds transfer services. Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions and federal funds sold.

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

3. Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, that requires the cost resulting from stock options be measured at fair value and recognized in earnings. This Statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” which permitted the recognition of compensation expense using the intrinsic value method. The Company’s Employee Stock Purchase Plan (“ESPP”) is considered an option plan under SFAS No. 123(R). The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified-prospective application. Under the modified-prospective application, compensation costs for unvested awards will be based on the grant-date fair value as calculated for pro forma disclosures under SFAS No. 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the date of adoption will be accounted for under the provisions of SFAS No. 123(R). As a result of adopting SFAS No. 123(R), the Company’s income before income taxes for the three months ended June 30, 2006 includes stock option compensation cost of $42 thousand. Prior periods have not been revised. See Note 5, Stock-Based Compensation, for additional information.

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is evaluating the impact, if any, of the adoption of this Statement on its financial results. In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109", to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of the adoption of this interpretation on the Company’s results of operations and financial condition.

4. Net Income Per Common Share

Basic net income per common share is determined by dividing net income by the weighted average total number of shares of common stock outstanding. Diluted net income per common share is determined by dividing net income by the total weighted average number of shares of common stock outstanding, plus the total weighted average number of shares that would be issued upon exercise of dilutive stock options assuming proceeds are used to repurchase shares pursuant to the treasury stock method. Net income per common share computations were as follows at June 30, 2006 and 2005.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2006	2005	2006	2005
Net income, basic and diluted	$4,306	$3,888	$8,697	$7,944

Average shares outstanding	7,378	6,781	7,381	6,786
Effect of dilutive stock options	22	37	23	43

Average diluted shares outstanding	7,400	6,818	7,404	6,829

Net income per share, basic	$.58	$.57	$1.18	$1.17
Net income per share, diluted	.58	.57	1.17	1.16

Continuing Operations

Income from continuing operations, basic and diluted	$3,957	$3,600	$8,025	$7,359

Average shares outstanding	7,378	6,781	7,381	6,786
Effect of dilutive stock options	22	37	23	43

Average diluted shares outstanding	7,400	6,818	7,404	6,829

Income per share from continuing operations, basic	$.53	$.53	$1.09	$1.08
Income per share from continuing operations, diluted	.53	.53	1.08	1.08

Discontinued Operations

Income from discontinued operations, basic and diluted	$349	$288	$672	$585

Average shares outstanding	7,378	6,781	7,381	6,786
Effect of dilutive stock options	22	37	23	43

Average diluted shares outstanding	7,400	6,818	7,404	6,829

Income per share from discontinued operations, basic	$.05	$.04	$.09	$.09
Income per share from discontinued operations, diluted	.05	.04	.09	.08

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

Prior to January 1, 2006, the Company accounted for its Plan under the recognition and measurement provisions of APB Opinion No. 25 and related interpretations as allowed by SFAS No. 123. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) applying the modified-prospective application. Under the modified-prospective application, prior year amounts are not restated. The following table presents the effect on net income and earnings per share prior to adoption as if expense was measured using the fair value recognition provisions of SFAS No. 123(R).

	Three Months Ended	Six Months Ended
(In thousands, except per share data)	June 30, 2005	June 30, 2005
Net Income
As reported	$3,888	$7,944
Less: Stock-based compensation expense determined
under fair value based method for all awards,
net of related tax effects	(18)	(80)

Proforma	$3,870	$7,864

Net Income Per Common Share
Basic, as reported	$.57	$1.17
Basic, proforma	.57	1.16

Diluted, as reported	.57	1.16
Diluted, proforma	.57	1.15

Income From Continuing Operations
As reported	$3,600	$7,359
Less: Stock-based compensation expense determined
under fair value based method for all awards,
net of related tax effects	(18)	(80)

Proforma	$3,582	$7,279

Income Per Common Share From Continuing Operations
Basic, as reported	$.53	$1.08
Basic, proforma	.53	1.07

Diluted, as reported	.53	1.08
Diluted, proforma	.53	1.07

Income From Discontinued Operations
As reported	$288	$585
Less: Stock-based compensation expense determined
under fair value based method for all awards,
net of related tax effects

Proforma	$288	$585

Income Per Common Share From Discontinued Operations
Basic, as reported	$.04	$.09
Basic, proforma	.04	.09

Diluted, as reported	.04	.08
Diluted, proforma	.04	.08

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

Option activity under the Plan for the three and six-month periods ended June 30, 2006 is presented in the following table.

	Three Months Ended		Six Months Ended
	June 30, 2006		June 30, 2006
		Weighted		Weighted
		Average		Average
	Shares	Price	Shares	Price
Outstanding at beginning of period	185,197	$27.63	189,447	$27.67
Granted
Forfeited			(2,000)	34.80
Exercised	(6,893)	24.50	(9,143)	24.50

Outstanding at June 30	178,304	$27.75	178,304	$27.75

Options exercisable at June 30	171,447	$28.65	171,447	$28.65

Options outstanding at June 30, 2006 were as follows.

	Outstanding			Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$24.50	102,683	1.25	$24.50	102,683	$24.50
$29.75	39,572	3.50	29.75	32,715	29.75
$34.80	36,049	8.33	34.80	36,049	34.80

Outstanding at June 30, 2006	178,304	3.18	$27.75	171,447	$28.65

The aggregate intrinsic value for options outstanding and options exercisable at June 30, 2006 was $966,000 and $945,000, respectively. There was $68,000 in total compensation cost related to unvested options not recognized at June 30, 2006, with a weighted-average period of 7 months over which the cost is expected to be recognized. There were no modifications or cash paid to settle stock option awards during the six months ended June 30, 2006.

The following table presents further information regarding the Company’s stock option Plan for the periods indicated.

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2006	2005	2006	2005
Compensation expense recognized for stock options	$29		$59
Related tax benefit recognized	17	$1	23	$36
Weighted average grant date fair value of options granted
Total intrinsic value of options exercised	48	2	66	102
Total fair value of options vested			63	135
Cash received from options exercised	169	7	224	181

The fair value of options awarded is estimated on the date of the grant using the Black-Scholes option pricing model. The assumptions used in the valuations are summarized in the table below. The assumptions related to the 1997 Grant are not included since all of these options were fully vested during 2004.

	Options
	2000 Grant	2004 Grant
Dividend yield	3.12%	3.80%
Expected volatility	29.6	10.5
Risk-free interest rate	6.71	2.78
Expected life (in years)	7	3

Fair value	$9.25	$1.79

6. Employee Stock Purchase Plan

The Company’s 2004 ESPP was approved by its shareholders at the Company’s 2004 annual meeting. The purpose of the ESPP is to provide a means by which eligible employees may purchase, at a discount, shares of common stock of the Company through payroll withholding. The purchase price of the shares is equal to 85% of their fair market value on specified dates as defined in the plan. The ESPP was effective July 1, 2004. There were 4,213 and 3,420 shares issued under the plan during the first six months of 2006 and 2005, respectively. Compensation cost related to the ESPP included in the proforma net income disclosure in the table in Note 5 above was $7,000 and $14,300 for the three and six-month periods ended June 30, 2005. The Company recorded $13,000 and $26,000, respectively, in compensation expense related to its ESPP during the three and six months ended June 30, 2006.

The fair value of ESPP shares awarded is estimated on the grant date using the Black-Scholes option pricing model. The assumptions used to determine compensation expense under SFAS 123(R) are summarized in the table below. The offering period, purchase period, and vesting of options under the ESPP occur during each calendar quarter; therefore, the amounts displayed in the table for the six-month periods represent the average amounts for the first and second quarters for the year indicated.

	ESPP
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Dividend yield	3.85%	3.78%	3.87%	3.78%
Expected volatility	13.8	12.9	14.0	12.4
Risk-free interest rate	4.67	2.80	4.41	2.56
Expected life (in years)	.25	.25	.25	.25

Fair value	$5.50	$5.77	$5.42	$6.35

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

Citizens National is a one-bank holding company headquartered in Nicholasville, Kentucky and the parent corporation of Citizens National Bank of Jessamine County (“Citizens Jessamine”). Pending the required approvals from the appropriate regulatory authorities and subject to the satisfaction of the conditions set forth in the definitive agreement, this transaction is expected to close during the third quarter of 2006. The operating results of Citizens National are not included herein. Citizens Jessamine operates four offices located in Jessamine County, Kentucky. As of June 30, 2006, Citizens Jessamine had total assets of $153 million, total loans (net of unearned income) of $121 million, total deposits of $135 million, and shareholders’ equity of $13.7 million.

8. Discontinued Operations

In June 2006, the Company announced that it had entered into a definitive agreement to sell KBC, its wholly-owned bank subsidiary in Glasgow, Kentucky, in a cash transaction valued at $20.0 million. The Company anticipates it will record a pretax gain on this transaction of of approximately $10.0 million, incur $3.5 million in federal income tax liability, and realize a net gain of $6.5 million. This transaction is expected to close during the fourth quarter of 2006.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the financial position and results of operations of KBC are removed from the detail line items of the Company’s financial statements and presented separately as discontinued operations. Following are condensed balance sheets and statements of income for the periods indicated.

Condensed Balance Sheets

(In thousands)	June 30, 2006	December 31, 2005
Assets
Cash and cash equivalents	$15,195	$3,348
Investment securities	21,403	36,027
Loans, net	82,724	80,646
Premises and equipment, net	4,123	4,186
Other assets	3,207	3,032

Total assets	$126,652	$127,239

Liabilities
Deposits	$115,155	$115,277
Other borrowed funds	1,646	2,368
Other liabilities	683	451

Total liabilities	117,484	118,096

Shareholders' equity	9,168	9,143

Total liabilities and shareholders' equity	$126,652	$127,239

Condensed Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2006	2005	2006	2005
Interest income	$2,048	$1,772	$3,971	$3,482
Interest expense	819	682	1,601	1,362

Net interest income	1,229	1,090	2,370	2,120

Provision for loan losses	(4)	72	(84)	76
Noninterest income	286	281	559	541
Noninterest expense	1,040	925	2,087	1,815
Income tax expense	130	86	254	185

Net income	$349	$288	$672	$585

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

DISCONTINUED OPERATIONS

In June 2006, the Company announced that it had entered into a definitive agreement to sell its wholly-owned subsidiary, Kentucky Banking Centers, Inc. (“KBC”), based in Glasgow, Kentucky. All prior period results included herein have been reclassified to conform to the current presentation which displays the operating results of KBC as discontinued operations. These reclassifications had no effect on net income or shareholders’ equity. Unless otherwise noted, this Management’s Discussion and Analysis of Financial Condition and Results of Operations relate only to the Company’s continuing operations.

RESULTS OF OPERATIONS

Second Quarter 2006 vs. Second Quarter 2005

The Company reported net income of $4.3 million, an increase of $418 thousand or 10.8% compared to $3.9 million for the same period in 2005. Basic and diluted net income per share were $.58 for the current three months, an increase of $.01 or 1.8% compared to $.57 in the same period a year ago.

Income from continuing operations was $4.0 million, an increase of $357 thousand or 9.9% compared to $3.6 million for the same period in 2005. Basic and diluted income per share from continuing operations were $.53, for the current three months, unchanged compared to the same period a year ago.

The percentage increase in net income in the comparable periods is not proportional to the percentage change in per share earnings due to the effect of an additional 584,000 shares issued in connection with the acquisition of Citizens Bancorp, Inc. (“Citizens Bancorp”). The operating results related to Citizens Bancorp, acquired on December 6, 2005, generally increased reported income and expense line items in the current three-month period compared to a year ago since there are no operating results attributed to Citizens Bancorp in the comparable period. Net loans and deposits acquired from Citizens Bancorp on the date of purchase were $149.0 million and $173.0 million, respectively.

During April the Company announced an agreement and plan of merger to acquire Citizens National Bancshares, Inc. (“Citizens National”), the parent company of Citizens National Bank of Jessamine County, a $153.0 million asset bank operating four locations in Jessamine County, Kentucky. The operating results of Citizens National are not included herein. This transaction is expected to close during the fourth quarter of 2006.

The increase in net income for the three months ended June 30, 2006 is primarily related to an increase in net interest income, which was fueled by the Citizens Bancorp acquisition. Net interest income was $12.4 million in the current three-month period ended June 30, 2006. This represents an increase of $2.2 million or 21.8% compared to the same period a year ago. The increase in net interest income is primarily due to higher interest on loans of $5.6 million or 43.7%, partially offset by $2.9 million or 61.8% higher interest expense on deposits. The Citizens Bancorp acquisition accounted for $1.8 million of the increase in net interest income, including $2.9 million higher interest from loans partially offset by $1.3 million higher interest on deposits.

The provision for loans losses was unchanged in the three-month comparison. The negative provision for loan losses of $89 thousand in the current three-month period is reflective of the trend of improved credit quality of the Company’s loan portfolio. This improvement is attributed to lower delinquent and classified loans from year-end 2005, lower annualized net charge-offs as a percentage of average loans outstanding, and lower historical loss ratios.

Noninterest income was $5.1 million in the current quarter, relatively unchanged in the quarter to quarter comparison. The Company recorded a loss of $195 thousand on the sale of available for sale investment securities during the current quarter that negatively impacted noninterest income. Non-deposit service charges, commissions, and fees rose $135 thousand or 23.8% due mainly to the Citizens Bancorp acquisition. Trust department income increased $38 thousand or 8.9%. Income from company-owned life insurance and allotment processing fees was relatively unchanged in the comparison. Other significant categories include a decline in data processing fees of $39 thousand or 7.8% and lower gains on sale of mortgage loans of $45 thousand or 24.5%.

Noninterest expenses increased $2.0 million or 19.2% for the current three-month period compared to the same period a year earlier. The increase in noninterest expenses occurred across a broad range of line items and is generally attributed to the Citizens Bancorp acquisition. The most significant increase was salaries and employee benefits, which grew $982 thousand or 17.3% as the average number of full time equivalent employees rose to 550 from 478 for the three-month comparison. Combined other noninterest expenses increased $1.1 million or 21.5% and occurred across a broad range of categories. These increases are generally attributed to the purchase of Citizens Bancorp. The effective income tax rate declined to 20.3% from 24.3% in the three-month comparison.

The return on average assets (“ROA”) was 1.02% for the current quarter of 2006, a decrease of 8 basis points compared to 1.10% reported for the same period of 2005. The return on average equity (“ROE”) was 10.27% for the current quarter of 2006, a decrease of 66 basis points compared to 10.93% for the same period of 2005. The decrease in ROE is attributed to a combination of the lower ROA partially offset by an 11 basis point increase in financial leverage to 10.03% from 9.92%. Financial leverage represents the degree in which borrowed funds, as opposed to equity, are used in the funding of assets.

Income from discontinued operations was $349 thousand for the three-month period ended June 30, 2006. This represents an increase of $61 thousand or 21.2% in the comparable period. As previously disclosed, the Company has entered into a definitive agreement to sell its KBC subsidiary and expects to close this transaction during the fourth quarter of 2006.

Net Interest Income

The trend of the general interest rate environment in the current three months compared to a year earlier has been upward primarily as a result of short-term interest rate increases by the Board of Governors of the Federal Reserve Board (the “Fed”). The Fed has increased short-term interest rates by 225 basis points in nine equal increments of 25 basis points since June 30, 2005. The effects of these rate increases by the Fed has generally led to higher average rates earned and paid on interest earning assets and interest bearing liabilities with a faster increase in the average rates earned on earning assets, particularly loans and temporary investments, due to their repricing characteristics combined with new loan originations in a rising rate environment.

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

The Company’s tax equivalent (“TE”) yield on earning assets for the current three months was 6.7%, an increase of 96 basis points from 5.7% in the same period a year ago. The cost of funds for the current three months was 3.2%, an increase of 90 basis points compared to 2.3% in the same period a year earlier. A goal of the Company in the current interest rate environment is to increase earning assets and maintain the current relatively low interest rates paid on interest bearing liabilities. The Company strives to accomplish this goal while providing excellent service, offering competitive rates to its customers, and maintaining its core deposit base. Maintaining the relatively low cost of funds is becoming increasingly difficult due to the upward trend in general interest rates and competitive market forces. Average earning assets were $1.4 billion for the current quarter, an increase of $199 million or 17.2% compared to $1.2 billion a year ago. As a percentage of total average assets, earning assets decreased 112 basis points to 87.5% from 88.6%. This decrease had a negative 6 basis point effect on ROA in the comparison.

Interest income results from interest earned on earning assets, which primarily include loans and investment securities. Interest income is affected by volume (average balance), composition of earning assets, and the related rates earned on those assets. Total interest income for the second quarter of 2006 was $22.0 million, an increase of $6.1 million or 38.0% compared to the comparable period in the previous year. The growth in interest income was mainly attributed to higher interest income on loans of $5.6 million or 43.7%. Interest income on loans increased as a result of higher average loan balances outstanding resulting from the Citizens Bancorp acquisition, higher internally generated loan growth, and an 86 basis point increase in the average rate earned on loans. The Citizens Bancorp acquisition accounted for $2.9 million of the increase in interest income on loans. The Company’s tax equivalent yield on earning assets for the current quarter was 6.7%, an increase of 96 basis points compared to the same period a year ago.

Interest and fees on loans was $18.4 million, an increase of $5.6 million or 43.7% compared to a year earlier. Average loans increased $215 million or 26.6% to $1.0 billion in the comparison due mainly to a $160 million higher average balance outstanding from the acquisition of Citizens Bancorp and, to a lesser extent, higher loan demand. Interest income on loans was also boosted by an 86 basis point increase in the tax equivalent yield to 7.3% from 6.4% in the quarterly comparison. Interest on taxable securities was $2.2 million, an increase of $353 thousand or 19.5% due to both a 57 basis point increase in the average rate earned and a $5.9 million or 2.9% higher average balance outstanding. Interest on nontaxable securities was relatively unchanged at $919 thousand. Interest on short-term investments, including time deposits in other banks, federal funds sold, and securities purchased under agreements to resell, increased $103 thousand or 25.4% due to an increase in the average rate earned of 389 basis points nearly offset by a decline in the average balances outstanding $23.5 million.

Interest expense results from incurring interest on interest bearing liabilities, which primarily include interest bearing deposits, federal funds purchased and securities sold under agreements to repurchase, and other borrowed funds. Interest expense is affected by volume, composition of interest bearing liabilities, and the related rates paid on those liabilities. Total interest expense was $9.6 million for second quarter of 2006, an increase of $3.8 million or 66.8% from the same period in the prior year. Interest expense increased mainly as a result of higher interest expense on deposits of $2.9 million or 61.8%. Interest expense on deposits increased as a result of higher deposit balances outstanding from the Citizens Bancorp acquisition, higher deposits generated internally, and higher rates paid on interest bearing deposits throughout the entire deposit portfolio. The Company’s cost of funds was 3.2% for the second quarter of 2006, an increase of 90 basis points from 2.3% for the prior year. The increase in cost of funds was led by a 264 basis point increase in federal funds purchased and securities sold under agreements to repurchase, which generally reprice more quickly than other interest bearing sources of funds and correlates with the increase in general short-term market interest rates.

Interest expense on time deposits, the largest component of total interest expense, increased $2.0 million or 54.3% to $5.6 million. The increase is due to an 85 basis point increase in the average rate paid to 4.0% from 3.1% combined with a $99.4 million or 21.6% higher average balance outstanding, which totaled $560 million in the current quarter compared to $461 million in the same quarter a year earlier. The growth in average time deposits outstanding was fueled by an additional $75.0 million of time deposits related to the Citizens Bancorp acquisition. Interest expense on savings deposits and interest bearing demand deposits increased $439 thousand or 76.0% and $471 thousand or 103.3%, respectively. The increase in interest expense on savings deposits was due to a 67 basis point increase in the average rates paid to 2.0% from 1.3% and, to a lesser extent, an increase in the average balance outstanding of $28.3 million or 15.8% to $208 million from $180 million. The Citizens Bancorp acquisition contributed an additional $31.4 million in average savings deposits with higher average rates than existing savings deposits in the comparison. Interest on interest bearing demand deposits increased due mainly to a higher average rate paid of 57 basis points to 1.4% and, to a lesser extent, an increase in the average balance outstanding of $45.4 million or 20.8%. Excluding the $52.6 million additional average interest bearing demand deposits attributed to the Citizens Bancorp acquisition, average interest bearing demand deposits for the Company declined $7.2 million or 3.3% in the comparison. The increase in average rates paid for deposits follows the trend of increasing general short-term market interest rates between the comparable periods.

Interest expense on federal funds purchased and securities sold under agreements to repurchase increased $480 thousand or 79.7% due mainly to a 264 basis point increase in the average rate paid to 5.6% from 3.0% a year ago and is attributed to the increase in general short-term market interest rates experienced since the comparable period of last year. Interest expense on other borrowed funds consists primarily of Federal Home Loan Bank (“FHLB”) borrowings and subordinated notes payable to unconsolidated trusts. Interest expense on other borrowed funds increased $497 thousand and is due mainly to an increase in interest expense related to the notes payable to unconsolidated trusts of $430 thousand. The Company issued $25.0 million subordinated notes payable in connection with its trust preferred securities offering during the third quarter of 2005.

The net interest margin (TE) increased 11 basis points to 3.84% during the second quarter of 2006 compared to 3.73% in the same quarter of 2005. The higher net interest margin is primarily attributed to a 6 basis point increase in the spread between rates earned on earning assets and the rates paid on interest bearing liabilities to 3.46% in the current quarter from 3.40% in the comparable quarter of 2005. The remaining five basis point increase in margin is attributed to the effect of noninterest bearing sources of funds. The effect of noninterest bearing sources of funds on net interest margin typically increases in a rising rate environment.

The following tables present an analysis of net interest income for the quarterly periods ended June 30.

Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential

Quarter Ended June 30,	2006			2005
(In thousands)	Average Balance	Interest[4]	Average Rate	Average Balance	Interest[4]	Average Rate
Earning Assets
Investment securities
Taxable	$210,734	$2,166	4.12%	$204,836	$1,813	3.55%
Nontaxable[1]	91,523	1,372	6.01	89,741	1,342	6.00
Time deposits with banks, federal
funds sold and securities purchased
under agreements to resell	29,227	508	6.97	52,772	405	3.08
Loans[1,2,3]	1,020,360	18,513	7.28	805,722	12,905	6.42

Total earning assets	1,351,844	$22,559	6.69%	1,153,071	$16,465	5.73%

Allowance for loan losses	(11,055)			(11,210)

Total earning assets, net of
allowance for loan losses	1,340,789			1,141,861

Nonearning Assets
Cash and due from banks	85,423			84,604
Premises and equipment, net	31,617			23,289
Other assets	93,121			60,334
Assets of discontinued operations	126,258			131,756

Total assets	$1,677,208			$1,441,844

Interest Bearing Liabilities
Deposits
Interest bearing demand	$264,146	$927	1.41%	$218,712	$456.84%
Savings	207,963	1,017	1.96	179,652	578	1.29
Time	560,433	5,560	3.98	461,043	3,603	3.13
Federal funds purchased and
securities sold under agreements
to repurchase	77,302	1,082	5.61	81,275	602	2.97
Other borrowed funds	80,689	1,010	5.02	51,563	513	3.99

Total interest bearing liabilities	1,190,533	$9,596	3.23%	992,245	$5,752	2.33%

Noninterest Bearing Liabilities
Commonwealth of Kentucky deposits	46,028			46,502
Other demand deposits	154,166			138,772
Other liabilities	14,948			10,219
Liabilities of discontinued operations	116,938			121,981

Total liabilities	1,522,613			1,309,719

Shareholders' equity	154,595			132,125

Total liabilities and shareholders'
equity	$1,677,208			$1,441,844

Net interest income		12,963			10,713
TE basis adjustment		(527)			(503)

Net interest income		$12,436			$10,210

Net interest spread			3.46%			3.40%
Impact of noninterest bearing sources
of funds			.38			.33

Net interest margin			3.84%			3.73%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
2Loan balances include principal balances on nonaccrual loans.
3Loan fees included in interest income amounted to $411 thousand and $545 thousand in 2006 and 2005, respectively.
4Exludes the interest income and interest expense of discontinued operations.

Analysis of Changes in Net Interest Income (tax equivalent basis)

(In thousands)	Variance	Variance Attributed to
Quarter Ended June 30,	2006/2005[1,3]	Volume	Rate
Interest Income
Taxable investment securities	$353	$54	$299
Nontaxable investment securities[2]	30	28	2
Time deposits with banks, federal funds sold and
securities purchased under agreements to resell	103	(1,045)	1,148
Loans[2]	5,608	3,732	1,876

Total interest income	6,094	2,769	3,325

Interest Expense
Interest bearing demand deposits	471	110	361
Savings deposits	439	102	337
Time deposits	1,957	866	1,091
Federal funds purchased and securities sold under
agreements to repurchase	480	(199)	679
Other borrowed funds	497	341	156

Total interest expense	3,844	1,220	2,624

Net interest income	$2,250	$1,549	$701

Percentage change	100.0%	68.8%	31.2%

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
3Exludes the interest income and interest expense of discontinued operations.

Noninterest Income

Noninterest income totaled $5.1 million for the second quarter of 2006, an increase of $20 thousand or .4% compared to the same period in the prior year. Noninterest income represents 18.7% of total revenue for the current quarter, a decrease of 532 basis points from 24.0% for the same period last year. The decrease in noninterest income as a percentage of total revenue is due primarily to the composition of the revenue streams from Citizens Bancorp, which is more heavily weighted toward interest income.

Service charges and fees on deposits declined $43 thousand or 1.8% in the quarterly comparison. This decline was driven by lower fees from the Commonwealth of Kentucky of $131 thousand and lower dormant account fees of $81 thousand. Significant other service charges and fees on deposits categories that improved were DDA service charges of $20 thousand or 11.3% and overdraft charges of $99 thousand or 8.0%. The increase in these line items, however, is attributed to the Citizens Northern acquisition, which offset declines in fees from the Company’s other subsidiary banks. Income from company-owned life insurance and allotment processing was relatively unchanged at $324 thousand and $639 thousand, respectively. Non-deposit related service charges, commissions, and fees jumped to $702 thousand, an increase of $135 thousand or 23.8% driven mainly by $37 thousand and $23 thousand of additional loan servicing fees and credit life insurance fees, respectively. The increase in the loan servicing fees is attributed to Citizens Bancorp acquisition. Data processing fees declined $39 thousand or 7.8% due mainly to an increasing percentage of electronic transactions versus paper transactions, which are less costly and result in lower revenue for the Company.

The Company sold investment securities during the current quarter for a net loss of $195 thousand to better position its balance sheet for asset and liability management purposes. Gains on the sale of mortgage loans were $139 thousand, a decline of $45 thousand or 24.5% due to a $1.4 million or 15.5% decrease in mortgage loans sold in the comparison. Trust income is up $38 thousand or 8.9% mainly attributed to the Citizens Bancorp acquisition. Other noninterest income was $237 thousand, an increase of $174 thousand compared to $63 thousand a year earlier due to a gain recorded on the sale of a vacant office building of $125 thousand and an increase in income related to the Company’s investment in Kentucky Home Life Insurance Company of $32 thousand.

Noninterest Expense

Total noninterest expenses were $12.6 million for the three months ended June 30, 2006, an increase of $2.0 million or 19.2% compared to $10.6 million for the same period in 2005. The increase in noninterest expenses is reflected across a broad range of line items. A significant factor contributing to the higher expenses is the Citizens Bancorp acquisition during December 2005. The largest increases in noninterest expenses is attributed to salaries and employee benefits, which jumped $982 thousand or 17.3%, data processing and communication expenses of $263 thousand or 24.9%, and amortization of intangibles of $228 thousand or 93.1%.

The increase in salaries and employee benefits resulted from the addition of 65 average full time equivalent employees from the Citizens Bancorp acquisition, normal salary increases for existing employees, and an increase in benefits. Salaries and related payroll taxes increased $811 thousand or 18.0%, with Citizens Bancorp accounting for $606 thousand of the increase. Benefit expenses grew $138 thousand or 11.7%, with Citizens Bancorp contributing $179 thousand of the increase. Noncash compensation expense related to the Company’s nonqualified stock option plan and employee stock purchase plan was $33 thousand. There was no such expense recorded in the comparable period last year since the current period includes the initial recognition of such costs pursuant to SFAS No. 123(R).

Occupancy expense, net of rental income, increased $189 thousand or 28.6% and totaled $850 thousand for the three months ended June 30, 2006. The increase was led by $111 thousand attributed to the Citizens Bancorp acquisition along with normal operating increases. Equipment expenses were up $84 thousand or 13.1% to $726 thousand led by a $98 thousand increase attributed to Citizens Bancorp. Data processing and communications expense rose $263 thousand or 24.9% to $1.3 million. The increase is attributed to the Citizens Bancorp acquisition, which added $255 thousand of expense for the current quarter. A significant portion of this amount is related to data processing, which is expected to decline once Citizens Bancorp’s processing system is converted to the Company’s. Bank franchise taxes increased $106 thousand or 31.4% led by $75 thousand attributed to Citizens Bancorp. Correspondent bank fees declined $96 thousand or 36.1% and is correlated to the decline in service charges and fees on deposits related to the Commonwealth of Kentucky noted in the previous section of this report. Amortization of intangibles grew $228 thousand to $473 thousand with an increase of $269 thousand resulting from additional core deposit intangible amortization of Citizens Bancorp. Other noninterest expenses were $2.0 million, an increase of $278 thousand or 16.4% driven mainly by the addition of Citizens Bancorp.

Income Taxes

Income tax expense for the second quarter of 2006 was $1.0 million, a decline of $145 thousand or 12.6% compared to the same period a year earlier. The effective federal income tax rate decreased 396 basis points to 20.3% from 24.3% in the comparison. The change in the effective tax rate is due to an increase in revenue from nontaxable sources, which outpaced the growth in revenue from taxable sources.

Income From Discontinued Operations

Income from discontinued operations was $349 thousand for the current three months ended June 30, 2006. This represents an increase of $61 thousand or 21.2% compared to $288 thousand in the same period a year earlier. Basic and diluted income per share from discontinued operations was $.05 for the current quarter, an increase of $.01 or 25.0% compared to $.04 a year earlier.

First Six Months of 2006 vs. First Six Months of 2005

The Company reported net income of $8.7 million for the six months ended June 30, 2006, an increase of $753 thousand or 9.5% compared to $7.9 million reported for the six months ended June 30, 2005. Basic and diluted net income per share were $1.18 and $1.17 for the current six months, an increase of $.01 or .9% compared to $1.17 and $1.16 a year earlier.

Income from continuing operations was $8.0 million for the six months ended June 30, 2006, an increase of $666 thousand or 9.1% compared to $7.4 million reported for the six months ended June 30, 2005. Basic and diluted income per share from continuing operations were $1.09 and $1.08 for the current six months, an increase of $.01 or .9% on a basic per share basis and unchanged on a diluted per share basis compared to a year earlier.

The percentage increase in net income in the comparable periods is not proportional to the percentage change in per share earnings due to the effect of an additional 584,000 shares issued in connection with the acquisition of Citizens Bancorp. The operating results related to Citizens Bancorp, acquired on December 6, 2005, generally increased reported income and expense line items in the current six-month period compared to a year ago since there are no operating results attributed to Citizens Bancorp in the comparable period. Net loans and deposits acquired from Citizens Bancorp on the date of purchase were $149.0 million and $173.0 million, respectively.

During April the Company announced an agreement and plan of merger to acquire Citizens National, the parent company of Citizens National Bank of Jessamine County, a $153.0 asset bank operating four locations in Jessamine County, Kentucky. The operating results of Citizens National are not included herein. This transaction is expected to close during the fourth quarter of 2006.

The increase in net income for the six months ended June 30, 2006 is primarily related to an increase in net interest income, which was boosted by the Citizens Bancorp acquisition. Net interest income was $25.0 million in the current six-month period ended June 30, 2006. This represents an increase of $4.7 million or 23.1% compared to the same period a year ago. The increase in net interest income in each period is primarily due to higher interest on loans of $10.7 million or 42.5%, partially offset by $5.5 million or 61.5% higher interest expense on deposits. The Citizens Bancorp acquisition accounted for $3.6 million of the increase in net interest income in the six-month period, including $5.7 million higher interest from loans partially offset by $2.5 million higher interest on deposits.

The provision for loans losses declined $40 thousand in the six-month comparison. The negative provision for loan losses of $180 thousand in the current six-month period is reflective of the trend of improved credit quality of the Company’s loan portfolio. This improvement is attributed to lower delinquent and classified loans from year-end 2005, lower annualized net charge-offs as a percentage of average loans outstanding, and lower historical loss ratios.

Noninterest income was $10.1 million in the current six-month period, down $275 thousand or 2.6% in the comparison. The decline in noninterest income was due primarily to a one-time gain of $700 thousand on the sale of the Company’s credit card portfolio recorded in the first quarter of 2005. Excluding the effect of the one-time gain on the credit card portfolio in the prior year, noninterest income grew $425 thousand or 4.4% in the year to date comparison.

The Company recorded a loss of $195 thousand on the sale of available for sale investment securities during the current six-month period that negatively impacted noninterest income in the comparison. Non-deposit service charges, commissions, and fees rose $223 thousand or 18.9% in the current six-month period due mainly to the Citizens Bancorp acquisition. Trust department income increased $92 thousand or 11.1% in the current period. Income from company-owned life insurance and allotment processing fees increased $136 thousand or 24.9% and $38 thousand or 2.9%, respectively, in the six-month comparison. Other significant categories include a decline in data processing fees of $52 thousand or 5.6% and lower gains on sale of mortgage loans of $18 thousand or 5.4%.

Noninterest expenses increased $4.0 million or 18.6% for the current six-month period compared to the same periods a year earlier. The increase in noninterest expenses occurred across a broad range of line items and is generally attributed to the Citizens Bancorp acquisition. The most significant increase was salaries and employee benefits, which grew $2.4 million or 21.8% in the six-month comparison, as the average number of full time equivalent employees rose to 543 from 476 in the comparable periods. Combined other noninterest expenses increased $1.5 million or 15.1% and occurred across a broad range of categories. These increases are generally attributed to the purchase of Citizens Bancorp. The effective income tax rate was 19.6% for the current six-month period compared to 22.7% a year earlier.

ROA was 1.04% for the current six-month period, a decrease of 9 basis points compared to 1.13% reported for the same period in 2005. ROE was 10.48% for the current six-month period, a decrease of 79 basis points compared to 11.27% for the same period of 2005. The decrease in ROE is attributed to a combination of the lower ROA partially offset by a 13 basis point increase in financial leverage to 10.08% from 9.956%. Financial leverage represents the degree in which borrowed funds, as opposed to equity, are used in the funding of assets.

Income from discontinued operations was $672 thousand for the six-month period ended June 30, 2006. This represents an increase of $87 thousand or 14.9% in the comparison. As previously disclosed, the Company has entered into a definitive agreement to sell its KBC subsidiary and expects to close this transaction during the fourth quarter of 2006.

Net Interest Income

The trend of the general interest rate environment in the current six months compared to a year earlier has been upward primarily as a result of short-term interest rate increases by the Fed. The Fed has increased short-term interest rates by 225 basis points in nine equal increments of 25 basis points since June 30, 2005. The effects of these rate increases by the Fed has generally led to higher average rates earned and paid on interest earning assets and interest bearing liabilities with a faster increase in the average rates earned on earning assets, particularly loans and temporary investments, due to their repricing characteristics combined with new loan originations in a rising rate environment.

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

The Company’s tax equivalent yield on earning assets for the current six months was 6.6%, an increase of 94 basis points from 5.6% in the same period a year ago. The cost of funds for the current six months was 3.1%, an increase of 84 basis points compared to 2.3% in the same period a year earlier. A goal of the Company in the current interest rate environment is to increase earning assets while maintaining the current relatively low interest rates paid on interest bearing liabilities. The Company strives to accomplish this goal while providing excellent service, offering competitive rates to its customers, and maintaining its core deposit base. Maintaining the relatively low cost of funds is becoming increasingly difficult due to the upward trend in general interest rates and competitive market forces. Average earning assets increased $201 million or 17.3% to $1.4 billion in the six month comparison, helped in part by the acquisition of Citizens Bancorp during the fourth quarter of 2005. As a percentage of total average assets, earning assets decreased 112 basis points to 87.5% from 88.6%. This decrease had a negative 6 basis point effect on ROA in the comparison.

Interest income results from interest earned on earning assets, which primarily include loans and investment securities. Interest income is affected by volume (average balance), composition of earning assets, and the related rates earned on those assets. Total interest income for the six-month period ended June 30, 2006 was $43.3 million, an increase of $11.9 million or 37.8% compared to the comparable period in the previous year. The growth in interest income was mainly attributed to higher interest income on loans of $10.7 million or 42.5%. Interest income on loans increased mainly as a result of higher average loan balances outstanding, resulting from both the Citizens Bancorp acquisition and higher internally generated loan growth. Interest income on loans was also boosted by an 88 basis point increase in the average rate earned on loans. The Citizens Bancorp acquisition accounted for $5.7 million of the increase in interest income on loans. The Company’s tax equivalent yield on earning assets for the current period was 6.6%, an increase of 94 basis points compared to the same period a year ago.

Interest and fees on loans was $35.8 million, an increase of $10.7 million or 42.5% compared to a year earlier. Average loans increased $200 million or 25.0% to $1.0 billion in the comparison due mainly to a $158.0 million higher average balance outstanding from the acquisition of Citizens Bancorp and, to a lesser extent, higher loan demand. Interest income on loans was also helped by an 88 basis point increase in the tax equivalent yield to 7.2% from 6.4% in the year to date comparison. Interest on taxable securities was $4.6 million, an increase of $1.0 million or 29.5% due to both a 56 basis point increase in the average rate earned and a $23.5 million or 11.8% higher average balance outstanding. Interest on nontaxable securities was relatively unchanged at $1.9 million. Interest on short-term investments, including time deposits in other banks, federal funds sold, and securities purchased under agreements to resell, increased $133 thousand or 14.6% due to an increase in the average rate earned of 213 basis points, which offset the effect of a $25.2 million or 36.4% decline in the average balances outstanding.

Interest expense results from incurring interest on interest bearing liabilities, which primarily include interest bearing deposits, federal funds purchased and securities sold under agreements to repurchase, and other borrowed funds. Interest expense is affected by volume, composition of interest bearing liabilities, and the related rates paid on those liabilities. Total interest expense was $18.3 million for six months ended June 30, 2006, an increase of $7.2 million or 64.7% from the same period in the prior year. Interest expense increased mainly as a result of higher interest expense on deposits of $5.5 million or 61.5%. Interest expense on deposits increased as a result of higher deposit balances outstanding from the Citizens Bancorp acquisition, higher deposits generated internally, and higher rates paid on interest bearing deposits throughout the entire deposit portfolio. The Company’s cost of funds was 3.1% for the current six-month period, an increase of 84 basis points from 2.3% for the same period in the prior year. The increase in cost of funds was led by a 205 basis point increase in federal funds purchased and securities sold under agreements to repurchase, which generally reprice more quickly than other interest bearing sources of funds and correlates with the increase in general short-term market interest rates.

Interest expense on time deposits, the largest component of total interest expense, increased $3.6 million or 51.7% to $10.6 million. The increase is due to a 78 basis point increase in the average rate paid to 3.8% from 3.1% combined with a $96.6 million or 21.1% higher average balance outstanding, which totaled $555 million in the current period compared to $458 million in the same period a year earlier. The growth in average time deposits outstanding was fueled by an additional $74.0 million of time deposits related to the Citizens Bancorp acquisition. Interest expense on savings deposits and interest bearing demand deposits increased $897 thousand or 81.5% and $990 thousand or 114.8%, respectively. The increase in interest expense on savings deposits was due to a 66 basis point increase in the average rates paid to 1.9% from 1.2% and, to a lesser extent, an increase in the average balance outstanding of $32.5 million or 18.1% to $212 million from $179 million. The Citizens Bancorp acquisition contributed an additional $31.2 million in average savings deposits with higher average rates than existing savings deposits in the comparison. Interest on interest bearing demand deposits increased due mainly to a higher average rate paid of 61 basis points to 1.4% and, to a lesser extent, an increase in the average balance outstanding of $48.5 million or 22.2%. Excluding the $52.7 million additional average interest bearing demand deposits attributed to the Citizens Bancorp acquisition, average interest bearing demand deposits for the Company declined $4.1 million or 1.5% in the comparison. The increase in average rates paid for deposits follows the trend of increasing general short-term market interest rates between the comparable periods.

Interest expense on federal funds purchased and securities sold under agreements to repurchase increased $820 thousand or 69.8% due mainly to a 205 basis point increase in the average rate paid to 4.8% from 2.7% a year ago and is attributed to the increase in general short-term market interest rates experienced since the comparable period of last year. Interest expense on other borrowed funds consists primarily of FHLB borrowings and subordinated notes payable to unconsolidated trusts. Interest expense on other borrowed funds increased $893 thousand or 87.4% and is due mainly to an increase in interest expense related to the notes payable to unconsolidated trusts of $824 thousand. The Company issued $25.0 million subordinated notes payable in connection with its trust preferred securities offering during the third quarter of 2005.

The net interest margin (TE) increased 16 basis points to 3.86% during the six months ended June 30, 2006 compared to 3.70% in the same period of 2005. The higher net interest margin is primarily attributed to a 10 basis point increase in the spread between rates earned on earning assets and the rates paid on interest bearing liabilities to 3.48% in the current six months from 3.38% in the comparable six months of 2005. The remaining six basis point increase in margin is attributed to the effect of noninterest bearing sources of funds. The effect of noninterest bearing sources of funds on net interest margin typically increases in a rising rate environment.

The following tables present an analysis of net interest income for the six months ended June 30.

Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential

Six Months Ended June 30,	2006			2005
(In thousands)	Average Balance	Interest[4]	Average Rate	Average Balance	Interest[4]	Average Rate
Earning Assets
Investment securities
Taxable	$223,083	$4,551	4.11%	$199,626	$3,514	3.55%
Nontaxable[1]	92,539	2,769	6.03	90,249	2,711	6.06
Time deposits with banks, federal
funds sold and securities purchased
under agreements to resell	43,985	1,044	4.79	69,189	911	2.66
Loans[1,2,3]	1,001,925	35,967	7.24	801,593	25,282	6.36

Total earning assets	1,361,532	$44,331	6.57%	1,160,657	$32,418	5.63%

Allowance for loan losses	(11,231)			(11,420)

Total earning assets, net of
allowance for loan losses	1,350,301			1,149,237

Nonearning Assets
Cash and due from banks	82,648			79,210
Premises and equipment, net	30,843			23,315
Other assets	92,871			58,510
Assets of discontinued operations	126,384			134,038

Total assets	$1,683,047			$1,444,310

Interest Bearing Liabilities
Deposits
Interest bearing demand	$267,602	$1,852	1.40%	$219,054	$862.79%
Savings	211,689	1,997	1.90	179,187	1,100	1.24
Time	554,846	10,557	3.84	458,224	6,960	3.06
Federal funds purchased and
securities sold under agreements
to repurchase	84,376	1,994	4.77	86,915	1,174	2.72
Other borrowed funds	78,178	1,915	4.94	53,285	1,022	3.87

Total interest bearing liabilities	1,196,691	$18,315	3.09%	996,665	$11,118	2.25%

Noninterest Bearing Liabilities
Commonwealth of Kentucky deposits	41,277			40,577
Other demand deposits	157,486			140,942
Other liabilities	16,125			10,086
Liabilities of discontinued operations	117,095			124,327

Total liabilities	1,528,674			1,312,597

Shareholders' equity	154,373			131,713

Total liabilities and shareholders'
equity	$1,683,047			$1,444,310

Net interest income		26,016			21,300
TE basis adjustment		(1,058)			(1,018)

Net interest income		$24,958			$20,282

Net interest spread			3.48%			3.38%
Impact of noninterest bearing sources
of funds			.38			.32

Net interest margin			3.86%			3.70%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
2Loan balances include principal balances on nonaccrual loans.
3Loan fees included in interest income amounted to $1.2 million and $1.0 million in 2006 and 2005, respectively.
4Excludes the interest income and interest expense of discontinued operations.

Analysis of Changes in Net Interest Income (tax equivalent basis)

(In thousands)	Variance	Variance Attributed to
Six Months Ended June 30,	2006/2005[1,3]	Volume	Rate
Interest Income
Taxable investment securities	$1,037	$443	$594
Nontaxable investment securities[2]	58	94	(36)
Time deposits with banks, federal funds sold and
securities purchased under agreements to resell	133	(880)	1,013
Loans[2]	10,685	6,877	3,808

Total interest income	11,913	6,534	5,379

Interest Expense
Interest bearing demand deposits	990	221	769
Savings deposits	897	228	669
Time deposits	3,597	1,629	1,968
Federal funds purchased and securities sold under
agreements to repurchase	820	(102)	922
Other borrowed funds	893	561	332

Total interest expense	7,197	2,537	4,660

Net interest income	$4,716	$3,997	$719

Percentage change	100.0%	84.8%	15.2%

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
3Exludes the interest income and interest expense of discontinued operations.

Noninterest Income

Noninterest income totaled $10.2 million for the six months ended June 30, 2006, a decrease of $275 thousand or 2.6% compared to the same period in the prior year. Noninterest income represents 19.0% of total revenue for the current six months, a decrease of 594 basis points from 25.0% for the same period last year. The decrease in noninterest income as a percentage of total revenue is due primarily to the composition of the revenue streams from Citizens Bancorp, which is more heavily weighted toward interest income. Excluding the effect of the one-time gain on the sale of the Company’s credit card portfolio in the prior year, noninterest income increased $425 thousand or 4.4% in the comparable periods.

Line items that showed net increases primarily as a result of the Citizens Bancorp acquisition were as follows: service charges and fees on deposits of $13 thousand or .3%; non-deposit service charges, commissions, and fees of $223 thousand or 18.9%; and trust income of $92 thousand or 11.1%. The $13 thousand increase in service charges and fees on deposits include an additional $362 thousand related to Citizens Bancorp which offset a decline in fees of $203 thousand attributed to the Commonwealth of Kentucky and $117 thousand lower dormant account fees. The decline in fees from the Commonwealth of Kentucky is closely relates to the lower correspondent bank fees discussed in the next section of this report. Allotment processing fees grew $38 thousand or 2.9% attributed to higher transaction volumes in the six-month comparison. Income from company-owned life insurance was up $136 thousand or 24.9% due to higher crediting rates and additional amounts outstanding attributed to the purchase of Citizens Bancorp.

Data processing fees were $884 thousand, a decline of $52 thousand or 5.6% mainly due to an increasing percentage of electronic transactions versus paper transactions, which are less costly and result in lower revenue for the Company. The Company sold investment securities during the current period for a net loss of $195 thousand to better position its balance sheet for asset and liability management purposes. Gains on the sale of mortgage loan were $318 thousand, a decline of $18 thousand or 5.4% due to a $207 thousand or 1.2% decrease in mortgage loans sold in the comparison. Other noninterest income was $397 thousand, a decrease of $515 thousand compared to $912 thousand a year earlier. The decrease in other noninterest income is attributable to the $700 thousand one-time gain recorded in the prior year on the sale of the Company’s credit card portfolio. Excluding the one-time gain, other noninterest income grew $185 thousand or 87.3% due mainly to gain on the sale of a vacant office building of $125 thousand and an increase in income related to the Company’s investment in Kentucky Home Life Insurance Company of $48 thousand.

Noninterest Expense

Total noninterest expenses were $25.3 million for the six months ended June 30, 2006, an increase of $4.0 million or 18.6% compared to $21.4 million for the same period in 2005. The increase in noninterest expenses is reflected across a broad range of line items. A significant factor contributing to the higher expenses is the Citizens Bancorp acquisition during December 2005. The largest increase in noninterest expenses is attributed to salaries and employee benefits, which increased $2.4 million or 21.8%, net occupancy expenses of $449 thousand or 33.4%, amortization of intangibles of $455 thousand or 92.7%, and data processing and communication expenses of $434 thousand or 21.1%.

The $2.4 million increase in salaries and employee benefits resulted from the addition of 63 average full time equivalent employees from the Citizens Bancorp acquisition, normal salary increases for existing employees, and an increase in benefit costs. Salaries and related payroll taxes increased $1.5 million or 16.7%, with Citizens Bancorp accounting for $1.2 million of the increase. Benefit expenses increased $863 thousand or 40.6%, a sharp increase that was boosted by $313 thousand related to Citizens Bancorp. The increase in benefit expenses is mainly attributed to higher health care costs in the current six-month period compared to the same period a year ago. Employee health care claims have increased during the current period compared to the same period a year earlier. Within specified contractual limits, benefit costs move in tandem with their related claims. Noncash compensation expense related to the Company’s nonqualified stock option plan and employee stock purchase plan was $65 thousand. There was no such expense recorded in the comparable period last year since the current period includes the initial recognition of such costs pursuant to SFAS No. 123(R).

Occupancy expense, net of rental income, increased $449 thousand or 33.4% and totaled $1.8 million at June 30, 2006. The increase was led by $218 thousand attributed to the Citizens Bancorp acquisition along with normal operating increases. Equipment expenses were up $166 thousand or 12.9% to $1.5 million led by a $196 thousand increase attributed to Citizens Bancorp. Data processing and communications expense grew $434 thousand or 21.1% to $2.5 million. The increase is attributed to the Citizens Bancorp acquisition, which added $481 thousand of expense for the current six-month period. A significant portion of this amount is related to data processing, which is expected to decline once Citizens Bancorp’s processing system is converted to the Company’s. Bank franchise taxes increased $207 thousand or 30.7% led by $144 thousand attributed to Citizens Bancorp. Correspondent bank fees declined $136 thousand or 28.7% and is correlated to the decline in service charges and fees on deposits related to the Commonwealth of Kentucky noted in the previous section of this report. Amortization of intangibles was up $455 thousand to $946 thousand with an increase of $538 thousand resulting from additional core deposit intangible amortization of Citizens Bancorp. Other noninterest expenses were $3.8 million relatively unchanged from the same six-month period a year earlier.

Income Taxes

Income tax expense for the six months ended June 30, 2006 was $2.0 million, a decline of $204 thousand or 9.4% compared to the same period a year earlier. The effective federal income tax rate decreased 310 basis points to 19.6% from 22.7% in the comparison. The change in the effective tax rate is due to an increase in revenue from nontaxable sources, which outpaced the growth in revenue from taxable sources.

Income From Discontinued Operations

Income from discontinued operations was $672 thousand for the current six months ended June 30, 2006. This represents an increase of $87 thousand or 14.9% compared to $585 thousand in the same period a year earlier. Basic and diluted income per share from discontinued operations was $.09 in the current period. Basic income per share from discontinued operations was unchanged compared to a year earlier. Dilute income per share from discontinued operations was up $.01 or 12.5% compared to $.08 for the six-month period a year ago.

FINANCIAL CONDITION

Total assets related to continuing operations were $1.5 billion on June 30, 2006, unchanged from the prior year-end. The composition of the Company’s significant assets changed as follows: a $7.9 million or 6.0% decrease in cash and cash equivalents; a $50.8 million or 15.4% decrease in securities; and an increase in net loans of $59.3 million or 6.1%. The changes within the asset groups correlate to the overall funding position of the Company. Cash and cash equivalents and investment securities declined primarily to fund new loan growth. A decrease of $9.5 million in total deposits along with the payment of the prior year-end accrued purchase price of Citizens Bancorp of $21.8 million was offset by a $22.8 million and $8.5 million increase in federal funds purchased and securities sold under agreements to repurchase and other borrowed funds, respectively. Shareholders’ equity grew $930 thousand or .6% to $155 million at June 30, 2006.

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

On an average basis, total assets related to continuing operations were $1.6 billion for the first six months of 2006, an increase of $219 million or 16.4% from year-end 2005 driven mainly by the Citizens Bancorp purchase during December 2005. Average earning assets, primarily loans and securities, were $1.4 billion at June 30, 2006, an increase of $173 million or 14.6% from year-end 2005. Average earning assets represent 87.5% of total average assets on June 30, 2006, a decrease of 141 basis points compared to 88.9% at year-end 2005. The decline in the ratio of average earning assets compared to total average assets is due mainly to the additional goodwill recorded in the acquisition of Citizens Bancorp.

Loans

Loans, net of unearned income, totaled $1.0 billion at June 30, 2006, an increase of $58.8 million or 6.0% from year-end 2005. The composition of the loan portfolio is summarized in the table below.

	June 30, 2006		December 31, 2005
(Dollars in thousands)	Amount	%	Amount	%
Commercial, financial,
and agriculture	$181,366	17.5%	$176,019	18.0%
Real estate - construction	115,553	11.2	88,693	9.1
Real estate mortgage - residential	343,040	33.2	336,084	34.4
Real estate mortgage farmland and
other commercial enterprises	305,775	29.5	280,291	28.7
Installment	53,979	5.2	57,081	5.9
Lease financing	35,248	3.4	37,993	3.9

Total	$1,034,961	100.0%	$976,161	100.0%

On average, loans represented 73.6% of earning assets during the current six month period, an increase of 455 basis points compared to 69.0% for year-end 2005. The increase was due mainly to the Citizens Bancorp acquisition, which had loans representing 86.5% of its average earning assets for the six-month period ended June 30, 2006. As loan demand fluctuates, the available funds are reallocated between loans and temporary investments or investment securities, which typically involve a decrease in credit risk and lower yields.

Allowance for Loan Losses

The allowance for loan losses was $10.7 million at June 30, 2006, a decrease of $515 thousand or 4.6% from the prior year-end. The allowance for loan losses was 1.04% of loans net of unearned income at June 30, 2006, a decrease of six and 11 basis points compared to 1.10% and 1.15% at March 31, 2006 and December 31, 2005, respectively. The provision for loan losses was unchanged in the current three-month comparison and declined $40 thousand or 28.6% in the six-month comparison. The negative provision for loans losses of $89 thousand and $180 thousand in the current three and six-month periods is attributed to continued improvement in the credit quality of the Company’s loan portfolio. This improvement includes a $551 thousand or 11.0% and $705 thousand or 13.6% net decline in nonperforming loans since March 31, 2006 and year-end 2005, respectively; lower annualized net charge-offs as a percentage of average loans outstanding; and lower historical loss ratios. Nonaccrual loans are down $1.4 million or 49.5% and $1.2 million or 45.8% compared to March 31, 2006 and year-end 2005, partially offset by higher loans past due 90 days or more and still accruing of $893 thousand or 42.4% and $543 thousand or 22.1% compared to March 31, 2006 and year-end 2005. Annualized net charge-offs as a percentage of average loans were .07% for the six-month period ended June 30, 2006, unchanged compared to March 31, 2006 and down 21 basis points from .28% at December 31, 2005.

The allowance for loan losses as a percentage of nonperforming loans totaled 240.2% and 217.4% at June 30, 2006 and December 31, 2005, respectively. The increase in the current period compared to the prior year-end is primarily attributed to the net decline in nonperforming loans of $705 thousand, which offset the $515 thousand lower allowance for loan losses. Management continues to emphasize collection efforts and evaluation of risks within the loan portfolio.

Nonperforming Assets

Nonperforming assets for the Company include nonperforming loans, other real estate owned, and other foreclosed assets. Nonperforming loans consist of nonaccrual loans, restructured loans, and loans past due ninety days or more on which interest is still accruing. Nonperforming assets totaled $9.7 million at June 30, 2006, a decrease of $4.3 million or 30.6% from the prior year-end. Nonperforming loans were $4.5 million at June 30, 2006, a $705 thousand or 13.6% decline compared to year-end 2005. The decline in nonperforming loans relates primarily to lower nonaccrual loans of $1.2 million, partially offset by an increase in loans past due 90 days or more of $543 thousand. The decrease in nonaccrual loans was led by a decline of $768 thousand to a single borrower, of which $475 thousand was transferred to the Company through foreclosure. The increase in nonaccrual loans was driven up primarily by three individual credits totaling $1.1 million. Nonperforming loans represent .4% of loans net of unearned income at June 30, 2006, a decrease of 1 basis point from .5% compared to year-end 2005.

Other real estate owned was $5.1 million at June 30, 2006. This represents a decrease of $3.7 million or 41.6% compared to $8.8 million at year-end 2005. A significant portion of this decrease is attributed to the sale of foreclosed real estate related to the Company’s previous disclosures regarding a financially troubled builder.

Temporary Investments

Temporary investments consist of interest bearing deposits in other banks and federal funds sold and securities purchased under agreements to resell. The Company uses these funds in the management of liquidity and interest rate sensitivity. At June 30, 2006, temporary investments were $52.1 million, a decrease of $7.4 million or 12.5% compared to $59.5 million at year-end 2005. Temporary investments averaged $44.0 million during the first six months of 2006, a decrease of $24.2 million or 35.5% from year-end 2005. The decrease is primarily a result of the Company’s net funding position, which was driven by $21.8 million cash payment to Citizens Northern stockholders during the current six months along with higher loan demand. Temporary investments are reallocated as loan demand and other investment alternatives present the opportunity.

Investment Securities

The investment securities portfolio is comprised primarily of U.S. Government agency securities, mortgage-backed securities, and tax-exempt securities of states and political subdivisions. Total investment securities were $278 million on June 30, 2006, a decrease of $50.8 million or 15.4% from year-end 2005. The decline in investment securities was due in part to the sale of investment securities for normal asset and liability management purposes and reinvesting a higher percentage of the proceeds from matured or called investment securities into loans or alternate uses other than for the purchase of additional investment securities.

Investment securities averaged $316 million in total for the current six months, an increase of $15.9 million or 5.3% compared to the year-end 2005 balance. The increase in average investment securities was driven by a $20.2 million net increase in U.S. Government agency securities. The Company had a net unrealized loss on available for sale investment securities of $6.6 million at June 30, 2006 compared to a net unrealized loss of $2.7 million at year-end 2005. The $4.0 million decrease in the current period is due primarily to the impact of changing economic conditions, including an increase in short-term market interest rates that have generally lowered the value of the investment portfolio at the end of the current period. As overall market interest rates have continued to climb higher in the current period, the portfolio has declined in value. Market values of fixed rate investments are inversely related to changes in market interest rates.

Company-owned Life Insurance

Company-owned life insurance totaled $30.7 million at June 30, 2006, an increase of $653 thousand or 2.2% from $30.0 million at year-end 2005. Income from company-owned life insurance was $324 thousand and $683 thousand for the three and six months ended June 30, 2006, respectively. This represents a decrease of $2 thousand or .6% and an increase of $136 thousand or 24.9% in the three and six-month comparisons, respectively. Income was down in the quarter despite the addition of $24 thousand attributed to Citizens Bancorp as a result of lower crediting rates on the underlying investment in the current quarter compared to the same quarter a year earlier. For the six-month comparison, the higher crediting rates combined with an additional $60 thousand from Citizens Bancorp to boost the income $136 thousand.

Assets of Discontinued Operations

Total assets of discontinued operations were $127 million at June 30, 2006, a decrease of $587 thousand or .5% compared to year-end 2005.

Deposits

The Company’s primary source of funding for its lending and investment activities results from its customer deposits, which consist of noninterest and interest bearing demand, savings, and time deposits. On June 30, 2006 total deposits were $1.2 billion, a decrease of $9.5 million or .8% from year-end 2005. The decline in deposits was due to a $3.6 million or 1.9% decrease in noninterest bearing deposits coupled with a $5.9 million or .6% decrease in interest bearing deposits. Average total deposits were $1.2 billion for the six months of 2006, an increase of $177 million or 16.8% compared to year-end 2005. Net increases in average deposits were consistent throughout nearly the entire deposit portfolio as follows: noninterest bearing demand of $14.4 million or 7.8%; interest bearing demand of $51.1 million or 23.6%; savings accounts of $27.0 million or 14.6%; and time deposits of $84.4 million or 18.0%. The increase in average deposits outstanding is primarily attributed to the Citizens Northern acquisition late in the fourth quarter of 2005.

Borrowed Funds

Borrowed funds totaled $179 million at June 30, 2006, an increase of $31.4 million or 21.3% from $147 million at year-end 2005. Total borrowed funds averaged $163 million, an increase of $17.2 million or 11.8% from $145 million at year-end 2005. The increase in average borrowed funds since year-end 2005 was led by the $14.5 million of subordinated notes payable to unconsolidated trusts. The average outstanding balances are higher due to the timing of the transaction, which took place during the middle of 2005.

Liabilities of Discontinued Operations

Total liabilities of discontinued operations were $117 million at June 30, 2006, a decrease of $612 thousand or .5% compared to $118 million at year-end 2005.

LIQUIDITY

The Parent Company’s primary use of cash consists of dividend payments to its common shareholders, purchases of its common stock, corporate acquisitions, interest expense on borrowings, and other general operating purposes. Liquidity of the Parent Company depends primarily on the receipt of dividends from its subsidiary banks and cash balances maintained. As of June 30, 2006 combined retained earnings of the subsidiary banks, excluding KBC, was $59.2 million, of which $18.4 million was available for the payment of dividends to the Parent Company without obtaining prior approval from bank regulatory agencies. As a practical matter, payment of future dividends is also subject to the maintenance of other capital ratio requirements. Management expects that in the aggregate, its subsidiary banks will continue to have the ability to pay dividends in order to provide funds to the Parent Company during the remainder of 2006 sufficient to meet its liquidity needs. In addition, the Parent Company has a $15.0 million unsecured line of credit with an unrelated financial institution available for general corporate purposes. This line of credit has not been drawn upon and will mature on June 5, 2007. The Parent Company had cash balances of $11.2 million at June 30, 2006, a decrease of $20.9 million or 65.2% from $32.1 million at year-end 2005. The $20.9 million decrease in cash at the Parent Company is due primarily to $21.8 million cash paid during the current quarter for the acquisition of Citizens Bancorp.

The Company’s objective as it relates to liquidity is to ensure that the subsidiary banks have funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability. In order to maintain a proper level of liquidity, the subsidiary banks have several sources of funds available on a daily basis that can be used for liquidity purposes. Those sources of funds include the subsidiary banks’ core deposits, consisting of both business and nonbusiness deposits; cash flow generated by repayment of principal and interest on loans and investment securities; FHLB borrowings; and federal funds purchased and securities sold under agreements to repurchase. While maturities and scheduled amortization of loans and investment securities are generally a predictable source of funds, deposit outflows and mortgage prepayments are influenced significantly by general interest rates, economic conditions, and competition in our local markets. As of June 30, 2006 the Company had approximately $181 million in additional borrowing capacity under various FHLB, federal funds, and other borrowing agreements. However, there is no guarantee that these sources of funds will continue to be available to the Company, or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in our liquidity from these sources.

The Company intends to borrow additional funds during the fourth quarter of 2006 for the $15.0 million cash portion of the purchase price of the recently announced Citizens National acquisition. It also expects to receive $20.0 million in cash during the fourth quarter of 2006 from the recently announced sale of KBC.

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

Liquid assets consist of cash, cash equivalents, and securities available for sale. At June 30, 2006, such assets totaled $390.6 million, a decrease of $55.9 million or 12.5% from year-end 2005. The decrease in liquid assets is attributed to the $21.8 million cash paid in connection with the Citizens Bancorp acquisition and the overall funding position of the Company. The overall funding position of the Company changes as loan demand, deposit levels, and other sources and uses of funds fluctuate.

Net cash provided by continuing operating activities was $11.7 million in the first six months of 2006, an increase of $9.3 million compared to the same period a year earlier. Net cash used in continuing investing activities was $36.5 million in the current period compared to a net cash inflow of $5.0 million in the same period last year. The most significant items included in the $41.5 million higher net cash outflows from continuing investing activities are the $21.8 million cash payment for the purchase of Citizens Bancorp and $35.9 million net outflows related to increased loan activity, partially offset by $18.2 million of net cash provided by investment securities transactions. Net cash provided by continuing financing activities was $16.8 million for the six months ended June 30, 2006, a decrease of $7.4 million compared to the same period a year earlier. This decrease is related mainly to lower net inflows in the comparable periods from the following: $33.2 million related to deposit outflow activity partially offset by $15.4 million from higher federal funds purchased and securities sold under agreements to repurchase and $11.2 million from increased other borrowings.

Commitments to extend credit are considered in addressing the Company’s liquidity management. The Company does not expect these commitments to significantly effect the liquidity position in future periods.

CAPITAL RESOURCES

Shareholders’ equity was $155 million on June 30, 2006, relatively unchanged from $154 million at December 31, 2005. The net change in shareholders’ equity from year-end was $930 thousand or .6%. Retained earnings grew $3.8 million or 2.4% as a result of $8.7 million of net income partially offset by $4.9 million or $.66 per share in cash dividends declared. The Company issued nine thousand and four thousand shares of common stock, respectively, during the current six-month period related to its nonqualified stock option and employee stock purchase plans. The issuance of these shares increased shareholders’ equity by $338 thousand. Shareholders’ equity also increased as a result of $83 thousand of noncash compensation expense attributed to its nonqualified stock option and employee stock purchase plans. The Company purchased 23 thousand shares of its outstanding common stock during the current six months which reduced shareholders’ equity $715 thousand.

Accumulated other comprehensive income, consisting of net unrealized holding losses on available for sale securities (net of tax), was $4.5 million at June 30, 2006, a decrease of $2.6 million from year-end 2005. The decrease is due primarily to the impact of changing economic conditions, including an increase in short-term market interest rates that have generally lowered the value of the investment portfolio at the end of the current period. As overall market rates have moved higher in the current period, the portfolio has declined in value. Market values of fixed rate investments are inversely related to changes in market interest rates.

Consistent with the objective of operating a sound financial organization, the Company’s goal is to maintain capital ratios well above the regulatory minimum requirements. The Company’s capital ratios as of June 30, 2006, the regulatory minimums, and the regulatory standard for a well-capitalized institution are as follows.

	Farmers Capital	Regulatory
	Bank Corporation	Minimum
Tier 1 risk based	12.44%	4.00%
Total risk based	13.34%	8.00%
Leverage	9.04%	4.00%

As of June 30, 2006, all of the Company’s subsidiary banks were in excess of the well-capitalized regulatory ratio requirements as calculated under guidelines established by federal banking agencies.

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

At June 30, 2006, the model indicated that if rates were to gradually increase by 150 basis points during the calendar year, then net interest income and net income would be unchanged for the year ending December 31, 2006. The model indicated that if rates were to gradually decrease by 150 basis points over the same period, then net interest income and net income would decrease .76% and 1.25%, respectively.

In the current interest rate environment, it is not practical or possible to reduce certain deposit rates by the same magnitude as rates on earning assets. The average rate paid on some of the Company’s deposits, primarily certain savings and interest bearing checking accounts, remains at or below 1.5%. This situation magnifies the model’s predicted results when modeling a decrease in interest rates, as earning assets with higher yields have more of an opportunity to reprice at lower rates than lower-rate deposits.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2006, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material effect upon the consolidated financial statements of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares of common stock repurchased by the Company during the quarter ended June 30, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2006 to April 30, 2006				169,112

May 1, 2006 to May 31, 2006	13,000	$ 29.75	13,000	156,112

June 1, 2006 to June 30, 2006				156,112

Total	13,000	$ 29.75	13,000

On January 27, 2003, the Company’s Board of Directors authorized the purchase of up to 300,000 shares of the Company’s outstanding common stock. No stated expiration date was established under this plan.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held May 9, 2006. The matters that were voted upon included the following: election of four directors for three-year terms ending in 2008 or until their successors have been elected and qualified; and an amendment to the Company’s Articles of Incorporation to authorize a class of 1,000,000 shares, no par value, of preferred stock whose rights, preferences and limitations would be established by resolutions of the Board of Directors of the Company if and when issued.

The outcome of the voting was as follows:

Election of Directors
Name	For	Against	Withheld	Abstained
Frank W. Sower, Jr	5,027,591	0	62,277	0
J. Barry Banker	4,984,538	0	105,330	0
Dr. John D. Sutterlin	5,051,737	0	38,131	0
Dr. Donald J. Mullineaux	4,587,084	0	502,784	0

Amendment to Articles of Incorporation	3,044,971	781,523	0	135,859

Listed below are the names of each director whose term of office continued after the meeting.

Lloyd C. Hillard, Jr	G. Anthony Busseni
Harold G. Mays	Shelley S. Sweeney
Robert Roach, Jr	Michael M. Sullivan
Cecil D. Bell, Jr	Frank R. Hamilton, Jr.

In addition to the directors above, Dr. John P. Stewart, Chairman Emeritus, E. Bruce Dungan, and Charles T. Mitchell serve as advisory directors for the Company.

Item 6. Exhibits

List of Exhibits
3i	Amended and Restated Articles of Incorporation of Farmers Capital Bank Corporation (page 39)
3ii	Amended and Restated By-Laws of Farmers Capital Bank Corporation (incorporated by reference to Annual Report of Form 10-K for the fiscal year ended December 31, 1997
3iia	Amendments to By-Laws of Farmers Capital Bank Corporation (incorporated by reference to Quarterly Report of Form 10-Q for the quarterly period ended March 31, 2003)
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (page 46)
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (page 47)
32	CEO & CFO Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (page 48)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: Aug-7-06	/s/ G. Anthony Busseni
G. Anthony Busseni,
President and CEO
(Principal Executive Officer)

Date: 8-7-06	/s/ Doug Carpenter
C. Douglas Carpenter,
Senior Vice President, Secretary, and CFO
(Principal Financial and Accounting Officer)