Form 10-Q
period 2006-09-30
FARMERS CAPITAL BANK CORP
filed 2006-11-08
CIK 713095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 OR 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

Farmers Capital Bank Corporation
(Exact name of registrant as specified in its charter)

Kentucky	0-14412	61-1017851
(State or other jurisdiction	(Commission	(IRS Employer
of incorporation)	File Number)	Identification No.)

P.O. Box 309 Frankfort, KY	40602
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code - (502)-227-1668

Not Applicable
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

Yes   ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $0.125 per share
7,877,768 shares outstanding at November 6, 2006

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Unaudited Consolidated Balance Sheets
	September 30,	December 31,
(In thousands, except share data)	2006	2005
Assets
Cash and cash equivalents:
Cash and due from banks	$107,558	$71,496
Interest bearing deposits in other banks	2,698	2,565
Federal funds sold and securities purchased under agreements to resell	36,715	56,957
Total cash and cash equivalents	146,971	131,018
Investment securities:
Available for sale, amortized cost of $268,112 (2006) and $317,759 (2005)	266,085	315,067
Held to maturity, fair value of $9,977 (2006) and $13,815 (2005)	9,888	13,610
Total investment securities	275,973	328,677
Loans, net of unearned income	1,055,431	962,571
Allowance for loan losses	(10,501)	(11,069)
Loans, net	1,044,930	951,502
Premises and equipment, net	32,870	28,832
Company-owned life insurance	31,022	30,049
Goodwill	28,226	28,437
Other intangibles, net	5,945	7,271
Assets of discontinued operations	138,922	143,569
Other assets	22,662	24,588
Total assets	$1,727,521	$1,673,943
Liabilities
Deposits:
Noninterest bearing	$212,043	$183,248
Interest bearing	1,023,786	1,008,403
Total deposits	1,235,829	1,191,651
Federal funds purchased and securities sold under agreements to repurchase	74,311	71,336
Other short-term borrowings	23,788	780
Subordinated notes payable to unconsolidated trusts	25,774	25,774
Long-term debt	50,438	49,516
Dividends payable	2,442	2,244
Accrued purchase price-Citizens Bancorp, Inc.		21,846
Liabilities of discontinued operations	140,245	144,409
Other liabilities	14,274	12,151
Total liabilities	1,567,101	1,519,707
Shareholders’ Equity
Common stock, par value $.125 per share
9,608,000 shares authorized; 8,899,158 and 8,856,249
shares issued at September 30, 2006 and December 31, 2005, respectively	1,112	1,107
Capital surplus	41,055	39,829
Retained earnings	161,929	156,796
Treasury stock, at cost; 1,490,351 and 1,467,351 shares
at September 30, 2006 and December 31, 2005, respectively	(42,294)	(41,579)
Accumulated other comprehensive loss	(1,382)	(1,917)
Total shareholders’ equity	160,420	154,236
Total liabilities and shareholders’ equity	$1,727,521	$1,673,943
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2006	2005	2006	2005
Interest Income
Interest and fees on loans	$19,446	$13,195	$54,839	$37,872
Interest on investment securities:
Taxable	2,005	1,887	6,556	5,401
Nontaxable	896	920	2,758	2,768
Interest on deposits in other banks	14	23	39	51
Interest of federal funds sold and securities purchased under agreements to resell	474	344	1,196	1,126
Total interest income	22,835	16,369	65,388	47,218
Interest Expense
Interest on deposits	8,133	4,834	22,219	13,491
Interest on federal funds purchased and securities sold
under agreements to repurchase	1,212	640	3,206	1,814
Interest on other borrowed funds	636	531	1,727	1,553
Interest on subordinated notes payable to unconsolidated trusts	466	255	1,290	255
Total interest expense	10,447	6,260	28,442	17,113
Net interest income	12,388	10,109	36,946	30,105
Provision for loan losses	253	348	172	367
Net interest income after provision for loan losses	12,135	9,761	36,774	29,738
Noninterest Income
Service charges and fees on deposits	2,317	2,184	6,639	6,507
Allotment processing fees	621	659	1,957	1,957
Other service charges, commissions, and fees	568	503	1,958	1,675
Data processing income	439	440	1,323	1,376
Trust income	456	397	1,374	1,223
Investment securities losses, net			(195)	(3)
Gains on sale of mortgage loans, net	146	169	464	505
Income from company-owned life insurance	320	314	1,003	861
Other	148	186	539	1,097
Total noninterest income	5,015	4,852	15,062	15,198
Noninterest Expense
Salaries and employee benefits	6,780	5,743	20,238	16,741
Occupancy expenses, net	866	670	2,629	1,976
Equipment expenses	651	619	2,077	1,879
Data processing and communication expenses	1,309	1,053	3,773	3,079
Bank franchise tax	449	344	1,331	1,019
Correspondent bank fees	177	214	515	688
Amortization of intangibles	433	307	1,325	737
Other	2,236	1,553	5,954	5,303
Total noninterest expense	12,901	10,503	37,842	31,422
Income from continuing operations before income taxes	4,249	4,110	13,994	13,514
Income tax expense from continuing operations	966	699	2,844	2,822
Income from continuing operations	3,283	3,411	11,150	10,692
Income from discontinued operations before income tax expense	713	656	1,878	1,544
Income tax expense from discontinued operations	250	214	585	439
Income from discontinued operations	463	442	1,293	1,105
Net income	$3,746	$3,853	$12,443	$11,797
Net Income Per Common Share
Income from continuing operations - basic	$.45	$.51	$1.51	$1.58
Income from discontinued operations - basic	.06	.06	.17	.16
Net income per common share - basic	.51	.57	1.68	1.74
Income from continuing operations - diluted	.45	.50	1.51	1.57
Income from discontinued operations - diluted	.06	.06	.17	.16
Net income per common share - diluted	.51	.56	1.68	1.73
Weighted Average Shares Outstanding
Basic	7,393	6,786	7,385	6,786
Diluted	7,412	6,821	7,404	6,824
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Comprehensive Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2006	2005	2006	2005
Net Income	$3,746	$3,853	$12,443	$11,797
Other comprehensive income (loss):
Unrealized holding gain (loss) on available for sale
securities arising during the period, net of tax
of $1,691, $(867), $267, and $(981), respectively	3,140	(1,610)	495	(1,822)
Reclassification adjustment for prior period
unrealized loss recognized during current period,
net of tax of $22 and $3			40	5
Other comprehensive (loss) income	3,140	(1,610)	535	(1,817)
Comprehensive Income	$6,886	$2,243	$12,978	$9,980
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Cash Flows
Nine months ended September 30, (In thousands)	2006	2005
Cash Flows from Operating Activities
Net income	$12,443	$11,797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,036	2,916
Net amortization of investment security premiums and (discounts):
Available for sale	(53)	291
Held to maturity	(18)	(32)
Provision for loan losses	172	367
Noncash compensation expense	102
Mortgage loans originated for sale	(24,419)	(27,359)
Proceeds from sale of mortgage loans	22,020	25,460
Deferred income tax expense (benefit)	1,566	(419)
Gains on sale of mortgage loans, net	(464)	(505)
Gain on sale of credit card portfolio		(700)
Gain on sale of premises and equipment, net	(93)	(5)
Loss on sale of available for sale investment securities, net	195	3
Increase in accrued interest receivable	(1,377)	(840)
Income from company-owned life insurance	(973)	(836)
Decrease (increase) in other assets	2,303	(1,039)
Increase in accrued interest payable	886	339
Increase in other liabilities	968	1,061
Net cash provided by discontinued operating activities	1,343	1,387
Net cash provided by operating activities	18,637	11,886
Cash Flows from Investing Activities
Proceeds from maturities and calls of investment securities:
Available for sale	76,093	111,379
Held to maturity	3,740	3,040
Proceeds from sale of available for sale investment securities	19,122	3,038
Purchase of available for sale investment securities	(45,709)	(122,774)
Loans originated for investment, net of principal collected	(90,737)	(23,802)
Payment of prior year accrued purchase price-Citizens Bancorp, Inc.	(21,846)
Purchase price refinements-Citizens Bancorp, Inc.	211
Additions to mortgage servicing rights, net	(41)
Purchase of premises and equipment	(7,006)	(2,487)
Proceeds from sale of equipment	476	121
Net cash provided by discontinued investing activities	14,225	21,977
Net cash used in investing activities	(51,472)	(9,508)
Cash Flows from Financing Activities
Net increase in deposits	44,178	69,541
Net increase in securities sold under agreements to repurchase	2,975	154
Proceeds from long-term debt issued to unconsolidated trusts		25,774
Proceeds from other long-term debt	11,198	2,000
Repayments of long-term debt	(10,276)	(1,049)
Net increase (decrease) in other short-term borrowings	23,008	(999)
Dividends paid	(7,112)	(6,709)
Purchase of common stock	(715)	(526)
Shares issued under Employee Stock Purchase Plan	173	147
Stock options exercised	927	455
Net cash used in discontinued financing activities	(5,123)	(17,103)
Net cash provided by financing activities	59,233	71,685
Net increase in cash and cash equivalents	26,398	74,063
Less: net increase in cash and cash equivalents of discontinued operations	(10,445)	(6,261)
Net increase in cash and cash equivalents from continuing operations	15,953	67,802
Cash and cash equivalents from continuing activities at beginning of year	131,018	77,802
Cash and cash equivalents from continuing activities at end of period	$146,971	$145,604
Supplemental Disclosures
Cash paid during the period for:
Interest	$30,484	$19,105
Income taxes	4,050	2,000
Transfers from loans to repossessed assets	1,184	2,599
Cash dividend declared and unpaid	2,442	2,241
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share data)							Accumulated
							Other	Total
Nine months ended	Common Stock		Capital	Retained	Treasury Stock		Comprehensive	Shareholders’
September 30, 2006 and 2005	Shares	Amount	Surplus	Earnings	Shares	Amount	Income	Equity
Balance at January 1, 2006	8,856	$1,107	$39,829	$156,796	1,467	$(41,579)	$(1,917)	$154,236
Net income				12,443				12,443
Other comprehensive income							535	535
Cash dividends declared, $.99 per share				(7,310)				(7,310)
Purchase of common stock					23	(715)		(715)
Stock options exercised, including related tax benefits	37	4	929					933
Shares issued pursuant to Employee Stock Purchase Plan	6	1	172					173
Noncash compensation expense attributed to stock option and Employee Stock Purchase Plan grants			125					125
Balance at September 30, 2006	8,899	$1,112	$41,055	$161,929	1,490	$(42,294)	$(1,382)	$160,420

Balance at January 1, 2005	8,234	$1,029	$20,744	$149,985	1,450	$(41,008)	$700	$131,450
Net income				11,797				11,797
Other comprehensive income							(1,817)	(1,817)
Cash dividends declared, $.99 per share				(6,718)				(6,718)
Purchase of common stock					16	(526)		(526)
Stock options exercised, including related tax benefits	18	2	456					458
Shares issued pursuant to Employee Stock Purchase Plan	6	1	146					147
Balance at September 30, 2005	8,258	$1,032	$21,346	$155,064	1,466	$(41,534)	$(1,117)	$134,791
See accompanying notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation and Nature of Operations

The consolidated financial statements include the accounts of Farmers Capital Bank Corporation (the "Company"), a financial holding company, and its bank and nonbank subsidiaries. Bank subsidiaries include Farmers Bank & Capital Trust Co. (“Farmers Bank”) in Frankfort, KY and its wholly-owned subsidiaries Leasing One Corporation (“Leasing One”) and Farmers Capital Insurance Corporation (“Farmers Insurance”). Leasing One is a commercial leasing company in Frankfort, KY and Farmers Insurance is an insurance agency in Frankfort, KY; Farmers Bank and Trust Company in Georgetown, KY (“Farmers Georgetown”) and its wholly-owned subsidiary Pro Mortgage Partners, LLC (“Pro Mortgage”), a mortgage brokerage company established in May 2004 offering a variety of fixed rate loan products; First Citizens Bank in Elizabethtown, KY; United Bank & Trust Co. in Versailles, KY; Lawrenceburg National Bank in Harrodsburg, KY; Citizens Bank of Northern Kentucky, Inc. in Newport, KY (“Citizens Northern”); and Kentucky Banking Centers, Inc. in Glasgow, KY (“KBC”). The accounts of KBC and certain branch locations of Farmers Georgetown have been presented separately in the financial statements as discontinued operations as discussed in Note 7.

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

Including KBC, the Company provides financial services through its 38 locations in 25 communities throughout Central and Northern Kentucky to individual, business, agriculture, government, and educational customers. Its primary deposit products are checking, savings, and term certificate accounts. Its primary lending products are residential mortgage, commercial lending and leasing, and installment loans. Substantially all loans and leases are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans and leases are expected to be repaid from cash flow from operations of businesses. Farmers Bank has served as the general depository for the Commonwealth of Kentucky for over 70 years and also provides investment and other services to the Commonwealth. Other services include, but are not limited to, cash management services, issuing letters of credit, safe deposit box rental, and providing funds transfer services. Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions and federal funds sold.

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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

2.	Reclassifications

Certain reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation. These reclassifications do not affect net income or total shareholders’ equity as previously reported.

3.	Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, that requires the cost resulting from stock options be measured at fair value and recognized in earnings. This Statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” which permitted the recognition of compensation expense using the intrinsic value method. The Company’s Employee Stock Purchase Plan (“ESPP”) is considered an option plan under SFAS No. 123(R). The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified-prospective application. Under the modified-prospective application, compensation costs for unvested awards are based on the grant-date fair value as calculated for pro forma disclosures under SFAS No. 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the date of adoption are accounted for under the provisions of SFAS No. 123(R). As a result of adopting SFAS No. 123(R), the Company’s income before income taxes for the three and nine months ended September 30, 2006 includes stock option compensation cost of $42 thousand and $125 thousand, respectively. Prior periods have not been revised. See Note 5, Stock-Based Compensation, for additional information.

In November 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards”. This FSP provides a simplified method to calculate the Company’s hypothetical additional paid-in capital (“APIC”) pool for the beginning balance of excess tax benefits and the method of determining the subsequent impact on the pool of option awards that are outstanding and fully or partially vested upon adoption of SFAS 123(R). This FSP allows companies up to one year from the later of the adoption date of SFAS 123(R) or November 10, 2005 to evaluate the available transition alternatives and make a one-time election. The Company is currently evaluating the impact, if any, of the new method provided by this guidance on the Company’s results of operations and financial condition.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS No. 133 and SFAS No. 140. This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is evaluating the impact, if any, of the adoption of this Statement on the Company’s result of operations and financial condition.

In October 2006, the FASB approved a staff recommendation that would change SFAS No. 133 by removing from its scope embedded derivatives that are tied to the prepayment risk of the underlying prepayable financial asset to fair value accounting through the income statement. The proposed rule is currently in a 30-day public comment period. If approved, the change will take effect after the beginning of a company’s first fiscal year after September 15, 2006

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets”. This Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is evaluating the impact, if any, of the adoption of this Statement on the Company’s result of operations and financial condition.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48 “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact, if any, of the adoption of this interpretation on the Company’s results of operations and financial condition.

In September 2006, the United States Securities and Exchange Commission’s (“SEC”) Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.

SAB 108 identifies two approaches that have been widely used by public companies for quantifying the effects of financial statement misstatements: the “rollover” and “iron curtain” approaches. With the rollover approach, companies quantify the impact of misstatements based on the amount of the error originating in the current year income statement, thus ignoring the carryover effect of prior year misstatements. This approach can lead to the accumulation of misstatements on the balance sheet. The iron curtain approach focuses on the effect of correcting the period-end balance sheet, regardless of the misstatement’s year of origination. The Company currently uses the rollover method for quantifying identified financial statement misstatements.

In SAB 108 the SEC staff establishes a dual approach that requires quantification of financial statement errors based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. The dual approach requires quantification of misstatements under both the rollover and iron curtain methods. Companies adopting the dual approach are permitted to record a one-time cumulative effect adjustment to the carrying values of assets and liabilities with an offsetting adjustment recorded to retained earnings as of the beginning of the fiscal year of adoption to correct errors existing in prior years that previously had been considered immaterial based on appropriate use of their previous approach. The Company is in the process of evaluating the impact, if any, of the adoption of this SAB on the Company’s results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement provides clarification of the definition of fair value, methods used to measure fair value, and additional disclosures about fair value measurements. This Standard is applicable in circumstances in which other Standards require or permit assets or liabilities to be measured at fair value. Therefore, this Standard does not require any new fair value measurements. This Standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of evaluating the impact, if any, of the adoption of this Statement on the Company’s results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize the funded status of defined benefit postretirement plans as an asset or a liability on its balance sheet. The funded status is measured as the difference between plan assets at fair value and the benefit obligation. The Company has two unfunded postretirement benefit plans (the “Plans”) that are subject to the provisions of SFAS No. 158. For these Plans, the funded status is represented by the accumulated postretirement benefit obligation. SFAS No. 158 also requires the Company to measure the funded status of its Plans’ assets and obligations that determine its funded status as of the balance sheet date and to recognize those changes in the year in which the changes occur as a component of other comprehensive income, net of taxes. SFAS

No. 158 has no impact on how postretirement benefits are accounted for and reported in the income statement. The adoption of SFAS No. 158 is effective December 31, 2006 and is expected to result in a charge to other comprehensive income, net of tax, estimated between $3.0 million and $5.0 million.

4.	Net Income Per Common Share

Basic net income per common share is determined by dividing net income by the weighted average total number of shares of common stock outstanding. Diluted net income per common share is determined by dividing net income by the total weighted average number of shares of common stock outstanding, plus the total weighted average number of shares that would be issued upon exercise of dilutive stock options assuming proceeds are used to repurchase shares pursuant to the treasury stock method. Net income per common share computations were as follows at September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2006	2005	2006	2005

Net income, basic and diluted	$3,746	$3,853	$12,443	$11,797

Average shares outstanding	7,393	6,786	7,385	6,786
Effect of dilutive stock options	19	35	19	38
Average diluted shares outstanding	7,412	6,821	7,404	6,824

Net income per share, basic	$.51	$.57	$1.68	$1.74
Net income per share, diluted	.51	.56	1.68	1.73

Continuing Operations
Income from continuing operations, basic and diluted	$3,283	$3,411	$11,150	$10,692

Average shares outstanding	7,393	6,786	7,385	6,786
Effect of dilutive stock options	19	35	19	38
Average diluted shares outstanding	7,412	6,821	7,404	6,824

Income per share from continuing operations, basic	$.45	$.51	$1.51	$1.58
Income per share from continuing operations, diluted	.45	.50	1.51	1.57

Discontinued Operations
Income from discontinued operations, basic and diluted	$463	$442	$1,293	$1,105

Average shares outstanding	7,393	6,786	7,385	6,786
Effect of dilutive stock options	19	35	19	38
Average diluted shares outstanding	7,412	6,821	7,404	6,824

Income per share from discontinued operations, basic	$.06	$.06	$.17	$.16
Income per share from discontinued operations, diluted	.06	.06	.17	.16

5. Stock-Based Compensation

During 1997, the Company’s Board of Directors and shareholders approved a nonqualified stock option plan (the "Plan") that has periodically provided for the granting of stock options to key employees and officers of the Company. All stock options are awarded at a price equal to the fair market value of the Company’s common stock at the date the options are granted and expire ten years from the date of the grant. Total options granted were 450,000, 54,000, and 40,049 in the years 1997, 2000, and 2004, respectively. As of September 30, 2006 the Plan allows for additional option grants of up to 8,544 shares.

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

(In thousands, except per share data)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net Income
As reported	$3,853	$11,797
Less: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(15)	(95)
Proforma	$3,838	$11,702
Net Income Per Common Share
Basic, as reported	$.57	$1.74
Basic, proforma	.57	1.72

Diluted, as reported	.56	1.73
Diluted, proforma	.56	1.71

Income From Continuing Operations
As reported	$3,411	$10,692
Less: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(14)	(93)
Proforma	$3,397	$10,599
Income Per Common Share From Continuing Operations
Basic, as reported	$.51	$1.58
Basic, proforma	.51	1.56

Diluted, as reported	.50	1.57
Diluted, proforma	.50	1.55

Income From Discontinued Operations
As reported	$442	$1,105
Less: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1)	(2)
Proforma	$441	$1,103
Income Per Common Share From Discontinued Operations
Basic, as reported	$.06	$.16
Basic, proforma	.06	.16

Diluted, as reported	.06	.16
Diluted, proforma	.06	.16

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

Option activity under the Plan for the three and nine-month periods ended September 30, 2006 is presented in the following table.

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
		Weighted		Weighted
		Average		Average
	Shares	Price	Shares	Price
Outstanding at beginning of period	178,304	$27.75	189,447	$27.67
Granted
Forfeited			(2,000)	34.80
Exercised	(27,364)	25.65	(36,507)	25.36
Outstanding at September 30	150,940	$28.13	150,940	$28.13

Options exercisable at September 30	144,083	$28.05	144,083	$28.05

Options outstanding at September 30, 2006 were as follows.

	Outstanding			Exercisable
		Weighted Average
		Remaining Contractual	Weighted Average		Weighted Average
Range of Exercise Prices	Number	Life (Years)	Exercise Price	Number	Exercise Price

$ 24.50	81,319	1.00	$24.50	81,319	$24.50
$ 29.75	33,572	3.25	29.75	26,715	29.75
$ 34.80	36,049	8.08	34.80	36,049	34.80
Outstanding at September 30, 2006	150,940	8.19	$28.13	144,083	$28.05

The aggregate intrinsic value for options outstanding and options exercisable at September 30, 2006 was $900,000 and $872,000, respectively. There was $39,000 in total compensation cost related to unvested options not recognized at September 30, 2006, with a weighted-average period of four months over which the cost is expected to be recognized. There were no modifications or cash paid to settle stock option awards during the nine months ended September 30, 2006.

The following table presents further information regarding the Company’s stock option Plan for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2006	2005	2006	2005
Compensation expense recognized for stock options	$29		$88
Related tax benefit recognized	65	$38	88	$74
Weighted average grant date fair value of options granted
Total intrinsic value of options exercised	186	110	252	212
Total fair value of options vested			63	135
Cash received from options exercised	702	272	926	453

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

The Company’s 2004 ESPP was approved by its shareholders at the Company’s 2004 annual meeting. The purpose of the ESPP is to provide a means by which eligible employees may purchase, at a discount, shares of common stock of the Company through payroll withholding. The purchase price of the shares is equal to 85% of their fair market value on specified dates as defined in the plan. The ESPP was effective July 1, 2004. There were 6,406 and 5,245 shares issued under the plan during the first nine months of 2006 and 2005, respectively. Compensation cost related to the ESPP included in the proforma net income disclosure in the table in Note 5 above was $6,500 and $20,800 for the three and nine-month periods ended September 30, 2005. The Company recorded $13,000 and $39,000, respectively, in compensation expense related to its ESPP during the three and nine months ended September 30, 2006.

The fair value of ESPP shares awarded is estimated on the grant date using the Black-Scholes option pricing model. The assumptions used to determine compensation expense under SFAS 123(R) are summarized in the table below. The offering period, purchase period, and vesting of options under the ESPP occur during each calendar quarter; therefore, the amounts displayed in the table for the nine-month periods represent an average amount for each of the first three quarters for the year indicated.

	ESPP
	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

Dividend yield	3.83%	3.85%	3.85%	3.80%
Expected volatility	13.6	13.1	13.8	12.6
Risk-free interest rate	5.08	3.17	4.64	2.76
Expected life (in years)	.25	.25	.25	.25

Fair value	$5.69	$5.31	$5.51	$6.00

7. Discontinued Operations

In June 2006, the Company announced that it had entered into a definitive agreement to sell KBC, its wholly-owned bank subsidiary in Glasgow, Kentucky, in a cash transaction valued at $20.0 million. The Company anticipates it will record a pretax gain on this transaction of approximately $10.0 million, incur $3.5 million in federal income tax liability, and realize a net gain of $6.5 million. This transaction is expected to close during the fourth quarter of 2006.

In August 2006, Farmers Georgetown entered into a definitive agreement to sell its Owingsville and Sharpsburg branches in Bath County (the “Branches”). The sale includes deposits of $25.5 million, loans of $11.7 million, fixed assets of $936 thousand, and other assets of $1.5 million. The Company anticipates it will record a pretax gain on this transaction of approximately $425 thousand. This transaction is expected to close during the fourth quarter of 2006.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the financial position and results of operations of KBC and Farmers Georgetown’s Branches are removed from the detail line items of the Company’s financial statements and presented separately as discontinued operations. Following are condensed balance sheets and statements of income for KBC and Farmers Georgetown’s Branches for the periods indicated.

Condensed Balance Sheets - KBC
(In thousands)	September 30, 2006	December 31, 2005

Assets
Cash and cash equivalents	$12,512	$3,348
Investment securities	24,044	36,027
Loans, net	80,301	80,646
Premises and equipment, net	4,158	4,186
Other assets	3,368	3,032
Total assets	$124,383	$127,239

Liabilities
Deposits	$112,391	$115,277
Other borrowed funds	1,547	2,368
Other liabilities	782	451
Total liabilities	114,720	118,096

Shareholders’ equity	9,663	9,143

Total liabilities and shareholders’ equity	$124,383	$127,239

Condensed Statements of Income - KBC
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2006	2005	2006	2005

Interest income	$2,121	$1,841	$6,092	$5,324
Interest expense	862	695	2,463	2,057
Net interest income	1,259	1,146	3,629	3,267
Provision for loan losses	45	(11)	(39)	65
Noninterest income	273	269	832	819
Noninterest expense	953	933	3,040	2,758
Income tax expense	189	159	443	344
Net income	$345	$334	$1,017	$919

Condensed Balance Sheets - Farmers Georgetown’s Branches
(In thousands)	September 30, 2006	December 31, 2005

Assets
Cash and cash equivalents	$371	$370
Loans, net	11,727	13,397
Premises and equipment, net	936	978
Other assets	1,504	1,584
Total assets	$14,538	$16,329

Liabilities
Deposits	$25,525	$26,312

Net liabilities	$(10,987)	$(9,983)

Condensed Statements of Income - Farmers Georgetown’s Branches
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2006	2005	2006	2005

Interest income	$491	$386	$1,211	$938
Interest expense	191	143	511	408
Net interest income	300	243	700	530
Provision for loan losses	(19)	(90)	(119)	(248)
Noninterest income	68	57	202	167
Noninterest expense	209	227	604	664
Income tax expense	61	55	142	96
Net income	$117	$108	$275	$185

8. Subsequent Event - Citizens National Bancshares, Inc.

On October 1, 2006 the Company announced that the required approvals from the appropriate regulatory authorities were received and that the acquisition of 100% of the outstanding common shares of Citizens National Bancshares, Inc. (“Citizens National”) had been completed. Citizens National is a one-bank holding company headquartered in Nicholasville, Kentucky and the parent corporation of Citizens National Bank of Jessamine County (“Citizens Jessamine”). The results presented in the consolidated financial statements herein do not include any results related to this acquisition since it occurred during the fourth quarter of 2006.

The aggregate purchase price of Citizens National was $30.3 million, including $15.3 million (50.4% of purchase price) in cash and $15.0 million (49.6% of purchase price) in common stock. The $32.30 per share value of the 464 thousand shares of common stock issued was determined based on the average of the daily closing prices of the Company’s common stock for the 15 consecutive days when the stock markets are open for trading ending on the fifteenth day prior to the closing of the merger. The purchase price resulted in approximately $14.6 million in goodwill and $4.5 million in a core deposit intangible asset. The core deposit asset is being amortized over a life of 9.4 years under a declining amortization schedule through the year 2014 with the remaining 10% to be amortized in year 2015. Goodwill is not subject to periodic amortization in the consolidated financial statements. As with prior acquisitions, minor adjustments to the total purchase price allocation, and thus goodwill, are likely as execution costs are finalized. The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition.

(In thousands)	October 1, 2006

Assets
Cash and equivalents	$16,307
Investment securities	13,391
Loans, net of unearned income and allowance for loan losses	119,659
Premises and equipment, net	3,424
Goodwill	14,596
Core deposit intangible	4,524
Other assets	4,407
Total assets	$176,308

Liabilities
Deposits	$139,441
Short-term borrowings	2,880
Other liabilities	3,724
Total liabilities	146,045

Net Assets Acquired	$30,263

9. Subsequent Event - Special Dividend

On October 23, 2006 the Company’s Board of Directors declared a special one-time $0.11 per share cash dividend in addition to its regular quarterly cash dividend of $0.33 per share. Both dividends are payable on January 1, 2007 to shareholders of record at the close of business on December 1, 2006.

10. Subsequent Event - Acquisition of Military Allotment Operation

On November 2, 2006 the Company announced that First Citizens Bank (“First Citizens”) had signed a definitive agreement to acquire the Military Allotment operation of PNC Bank, National Association in a cash transaction for $13.7 million. First Citizens will acquire intangible assets in the form of a customer list and goodwill. It will also record a core deposit intangible in connection with receiving approximately $12.0 million in deposits from PNC in the transaction. First Citizens will integrate the acquired Military Allotment operation into its existing allotment operations, which specializes in the processing of federal benefit payments and military allotments. The results presented herein do not include any results related to this acquisition, which is expected to close in January 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company and its subsidiaries operate); competition for the Company’s customers from other providers of financial services; government legislation and regulation (which changes from time to time and over which the Company has no control); changes in interest rates; material unforeseen changes in the liquidity, results of operations, or financial condition of the Company’s customers; the impact of new accounting pronouncements; and other risks detailed in the Company’s filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company. The Company expressly disclaims any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations.

DISCONTINUED OPERATIONS

In June 2006, the Company announced that it had entered into a definitive agreement to sell its wholly-owned subsidiary, Kentucky Banking Centers, Inc. (“KBC”), based in Glasgow, Kentucky. In addition, Farmers Georgetown entered into a definitive agreement during August 2006 to sell its Owingsville and Sharpsburg branches in Bath County (the “Branches”). All prior period results included herein have been reclassified to conform to the current presentation which displays the operating results of KBC and the Branches as discontinued operations. These reclassifications had no effect on net income or shareholders’ equity. Unless otherwise noted, this Management’s Discussion and Analysis of Financial Condition and Results of Operations relate only to the Company’s continuing operations.

The majority of the Company’s operations are located in and around the larger population areas of Central and Northern Kentucky. The decision to sell KBC and the Branches allows the Company to focus its resources on geographical areas it has determined to have the highest potential, including new and existing markets.

RESULTS OF OPERATIONS

Third Quarter 2006 vs. Third Quarter 2005

The Company reported net income of $3.8 million, a decrease of $107 thousand or 2.8% compared to $3.9 million for the same period in 2005. Basic and diluted net income per share was $.51 for the current three months, $.06 lower (basic) and $.05 lower (diluted) compared to $.57 and $.56 in the same period a year ago.

Income from continuing operations was $3.3 million, a decrease of $128 thousand or 3.8% compared to $3.4 million for the same period in 2005. Basic and diluted income per share from continuing operations was $.45 for the current three months, a decrease of $.06 or 11.8% on a basic per share basis and $.05 or 10.0 % on a diluted per share basis compared to the same period a year ago.

The percentage change in net income in the comparable periods is not proportional to the percentage change in per share earnings due mainly to the effect of an additional 584 thousand shares issued in connection with the December 6, 2005 acquisition of Citizens Bancorp, Inc. (“Citizens Bancorp”). The operating results related to Citizens Bancorp generally increased reported income and expense line items in the current three and nine-month periods compared to a year ago since there are no operating results attributed to Citizens Bancorp in the comparable period. Net loans and deposits acquired from Citizens Bancorp on the date of purchase were $149.0 million and $173.0 million, respectively.

An increase in net interest income, which was fueled by the Citizens Bancorp acquisition, had a significant impact on net income for the three months ended September 30, 2006. Net interest income was $12.4 million in the current three-month period ended September 30, 2006. This represents an increase of $2.3 million or 22.5% compared to the same period a year ago. The increase in net interest income is primarily due to higher interest on loans of $6.3 million or 47.4%, partially offset by $3.3 million or 68.2% higher interest expense on deposits. The Citizens Bancorp acquisition accounted for $1.8 million of the increase in net interest income in the comparison, including $3.0 million higher interest from loans partially offset by $1.4 million higher interest expense on deposits.

The provision for loan losses decreased $95 thousand or 27.3% in the three-month comparison. The decrease in the provision for loan losses is reflective of a still-improving trend in credit quality of the Company’s loan portfolio. This improvement is attributed to lower delinquent and classified loans from year-end 2005, lower annualized net charge-offs as a percentage of average loans outstanding, and lower historical loss ratios.

Noninterest income, boosted by the Citizens Bancorp acquisition, was $5.0 million in the current quarter. This represents an increase of $163 thousand or 3.4% in the quarterly comparison.

Noninterest expenses increased $2.4 million or 22.8% for the current three-month period compared to the same period a year earlier. The increase in noninterest expenses occurred across a broad range of line items and is generally attributed to the Citizens Bancorp acquisition.

Income from discontinued operations was $463 thousand for the three-month period ended September 30, 2006. This represents an increase of $21 thousand or 4.8% in the comparable periods. As previously disclosed, the Company has entered into a definitive agreement to sell its KBC subsidiary and the Bath County branches of Farmers Georgetown. Both of these transactions are expected to close during the fourth quarter of 2006.

The return on average assets (“ROA”) was .84% for the current quarter, a decrease of 20 basis points compared to 1.04% reported for the same period in 2005. The decrease in ROA is mainly attributed to a lower contribution from noninterest income and noninterest expenses, which negatively impacted ROA by 10 basis points and 21 basisi points, respectively. This was partially offset by a 10 basis point increase in net interest margin to 3.72% from 3.62%. Return on average equity (“ROE”) was 8.31% for the third quarter of 2006 compared to 10.09% in the same period of 2005. This represents a decrease of 178 basis points and is attributed to the reported decrease in net income and higher average equity outstanding.

Net Interest Income

The trend of the general interest rate environment in the current three months compared to a year earlier has been generally upward primarily as a result of short-term interest rate increases by the Board of Governors of the Federal Reserve Board (the “Fed”). The Fed has increased short-term interest rates by 150 basis points in six equal increments of 25 basis points since September 30, 2005. The effects of these rate increases by the Fed has generally led to higher average rates earned and paid on interest earning assets and interest bearing liabilities with a faster increase in the average rates earned on earning assets, particularly loans and temporary investments, due to their repricing characteristics combined with new loan originations in a rising rate environment.

Net interest income is the most significant component of the Company’s earnings. Net interest income is the excess of the interest income earned on earning assets over the interest paid for funds to support those assets. The two most common metrics used to analyze net interest income are net interest spread and net interest margin. Net interest spread represents the difference between the yields on earning assets and the rates paid on interest bearing liabilities. Net interest margin represents the percentage of net interest income to average earning assets. Net interest margin will exceed net interest spread because of the existence of noninterest bearing sources of funds, principally demand deposits and shareholders’ equity, which are also available to fund earning assets. Changes in net interest income and margin result from the interaction between the volume and the composition of earning assets, their related yields, and the associated cost and composition of the interest bearing liabilities. Accordingly, portfolio size, composition, and the related yields earned and the average rates paid can have a significant impact on net interest spread and margin. The tables that follow this discussion represent the major components of interest earning assets and interest bearing liabilities on a tax equivalent basis. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pretax equivalents based on the marginal corporate Federal tax rate of 35%.

The Company’s tax equivalent (“TE”) yield on earning assets for the current three months was 6.7%, an increase of 96 basis points from 5.8% in the same period a year ago. The cost of funds for the current three months was 3.4%, an increase of 91 basis points compared to 2.5% in the same period a year earlier. A goal of the Company in the current interest rate environment is to increase earning assets while maintaining the current relatively low interest rates paid on interest bearing liabilities. The Company strives to accomplish this goal while providing excellent service, offering competitive rates to its customers, and maintaining its core deposit base. Maintaining the relatively low cost of funds is becoming increasingly difficult due to the upward trend in general interest rates and competitive market forces. Average earning assets were $1.4 billion for the current quarter, an increase of 218 million or 18.8% compared to $1.2 billion a year ago. As a percentage of total average assets, earning assets decreased 64 basis points to 88.6% from 89.3%. The lower earning asset ratio decreased ROA by three basis points in the quarterly comparison.

Interest income results from interest earned on earning assets, which primarily include loans and investment securities. Interest income is affected by volume (average balance), composition of earning assets, and the related rates earned on those assets. Total interest income for the third quarter of 2006 was $22.8 million, an increase of $6.5 million or 39.5% compared to the comparable period in the previous year. The growth in interest income was mainly attributed to higher interest income on loans of $6.3 million or 47.4%. Interest income on loans increased as a result of higher average loan balances outstanding resulting from the Citizens Bancorp acquisition, higher internally generated loan growth, and a 93 basis point increase in the average rate earned on loans. The Citizens Bancorp acquisition accounted for $3.0 million of the increase in interest income on loans.

Interest and fees on loans was $19.4 million, an increase of $6.3 million or 47.4% compared to a year earlier. Average loans increased $236 million or 29.4% to $1.0 billion in the comparison due mainly to a $159 million higher average balance outstanding from the acquisition of Citizens Bancorp and, to a lesser extent, higher loan demand. Interest income on loans was also boosted by a 93 basis point increase in the tax equivalent yield to 7.5% from 6.5% in the quarterly comparison. Interest on taxable securities was $2.0 million, an increase of $118 thousand or 6.3% due to a 70 basis point increase in the average rate earned that offset a $23.5 million or 11.2% lower average balance outstanding. Interest on nontaxable securities declined 2.6% to $896 thousand due to a 24 basis point drop in the average rate and, to a lesser extent, a $775 thousand decline in the average balance. Interest on short-term investments, including time deposits in other banks, federal funds sold, and securities purchased under agreements to resell, increased $121 thousand or 33.0% due to an increase in both the average rate earned of 48 basis points and the average balances outstanding $6.8 million.

Interest expense results from incurring interest on interest bearing liabilities, which primarily include interest bearing deposits, federal funds purchased and securities sold under agreements to repurchase, and other borrowed funds. Interest expense is affected by volume, composition of interest bearing liabilities, and the related rates paid on those liabilities. Total interest expense was $10.4 million for third quarter of 2006, an increase of $4.2 million or 66.9% from the same period in the prior year. Interest expense increased mainly as a result of higher interest expense on deposits of $3.3 million or 68.2%. Interest expense on deposits increased as a result of higher deposit balances outstanding from the Citizens Bancorp acquisition, higher deposits generated internally, and higher rates paid on interest bearing deposits throughout the entire deposit portfolio. The Company’s cost of funds was 3.4% for the third quarter of 2006, an increase of 91 basis points from 2.5% for the prior year. The percentage increase in cost of funds was led by a 138 basis point increase in federal funds purchased and securities sold under agreements to repurchase, which generally reprice more quickly than other interest bearing sources of funds and correlates with the increase in general short-term market interest rates.

Interest expense on time deposits, the largest component of total interest expense, increased $2.4 million or 64.7% to $6.2 million. The increase is due to a 99 basis point increase in the average rate paid to 4.3% from 3.3% combined with a $121 million or 26.5% higher average balance outstanding, which was $577 million at the end of the current quarter compared to $456 million in the same quarter a year earlier. The growth in average time deposits outstanding was fueled by an additional $82.5 million of time deposits related to the Citizens Bancorp acquisition.

Interest expense on savings deposits and interest bearing demand deposits increased $375 thousand or 57.4% and $479 thousand or 119%, respectively. The increase in interest expense on savings deposits was due to a 62 basis point increase in the average rates paid to 2.1% from 1.5% and, to a lesser extent, an increase in the average balance outstanding of $18.2 million or 10.2% to $197 million from $179 million. The Citizens Bancorp acquisition contributed an additional $31.8 million in average savings deposits with higher average rates than existing savings deposits in the comparison. Interest on interest bearing demand deposits increased due mainly to a higher average rate paid of 63 basis points to 1.4% and, to a lesser extent, an increase in the average balance outstanding of $44.6 million or 22.2%. Excluding the $45.8 million additional average interest bearing demand deposits attributed to the Citizens Bancorp acquisition, average interest bearing demand deposits for the Company declined $1.2 million or .6% in the comparison. The increase in average rates paid for deposits follows the trend of increasing general short-term market interest rates between the comparable periods.

Interest expense on federal funds purchased and securities sold under agreements to repurchase increased $572 thousand or 89.4% due to a 138 basis point increase in the average rate paid to 4.7% from 3.4% a year ago coupled with a $26.0 million or 34.4% increase in the average balance outstanding. Interest expense on other borrowed funds consists primarily of Federal Home Loan Bank (“FHLB”) borrowings and subordinated notes payable to unconsolidated trusts. Interest expense on other borrowed funds increased $316 thousand or 40.2% and is due mainly to an increase in interest expense related to the notes payable to unconsolidated trusts of $211 thousand. The Company issued $25.0 million of subordinated notes payable in connection with its trust preferred securities offering during the third quarter of 2005. The variable rate on these notes have repriced higher in the comparable periods.

The net interest margin (TE) increased 10 basis points to 3.72% during the third quarter of 2006 compared to 3.62% in the same quarter of 2005. The higher net interest margin is attributed to a 5 basis point increase in the spread between rates earned on earning assets and the rates paid on interest bearing liabilities to 3.28% in the current quarter from 3.23% in the comparable quarter of 2005. The remaining 5 basis point increase in margin is attributed to the impact of noninterest bearing sources of funds. The impact of noninterest bearing sources of funds on net interest margin typically increases in a rising rate environment.

The following tables present an analysis of net interest income for the quarterly periods ended September 30.

Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential
Quarter Ended September 30,	2006			2005
(In thousands)	Average Balance	Interest[4]	Average Rate	Average Balance	Interest[4]	Average Rate
Earning Assets
Investment securities
Taxable	$186,769	$2,005	4.26%	$210,249	$1,887	3.56%
Nontaxable[1]	89,434	1,330	5.90	90,209	1,395	6.14
Time deposits with banks, federal
funds sold and securities purchased
under agreements to resell	65,403	488	2.96	58,610	367	2.48
Loans[1,2,3]	1,038,458	19,547	7.47	802,827	13,232	6.54
Total earning assets	1,380,064	$23,370	6.72%	1,161,895	$16,881	5.76%
Allowance for loan losses	(10,602)			(10,136)
Total earning assets, net of
allowance for loan losses	1,369,462			1,151,759
Nonearning Assets
Cash and due from banks	69,615			68,028
Premises and equipment, net	31,581			22,529
Other assets	86,669			59,404
Assets of discontinued operations	141,479			144,485
Total assets	$1,698,806			$1,446,205
Interest Bearing Liabilities
Deposits
Interest bearing demand	$245,623	$883	1.43%	$201,062	$404.80%
Savings	196,897	1,028	2.07	178,724	653	1.45
Time	576,626	6,222	4.28	455,765	3,777	3.29
Federal funds purchased and
securities sold under agreements
to repurchase	101,489	1,212	4.74	75,485	640	3.36
Other borrowed funds	83,901	1,102	5.21	70,903	786	4.40
Total interest bearing liabilities	1,204,536	$10,447	3.44%	981,939	$6,260	2.53%
Noninterest Bearing Liabilities
Commonwealth of Kentucky deposits	34,459			34,913
Other demand deposits	146,724			140,611
Other liabilities	13,461			12,183
Liabilities of discontinued operations	142,979			142,502
Total liabilities	1,542,159			1,312,148
Shareholders’ equity	156,647			134,057
Total liabilities and shareholders’
equity	$1,698,806			$1,446,205
Net interest income		12,923			10,621
TE basis adjustment		(535)			(512)
Net interest income		$12,388			$10,109
Net interest spread			3.28%			3.23%
Impact of noninterest bearing sources
of funds			.44			.39
Net interest margin			3.72%			3.62%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
2Loan balances include principal balances on nonaccrual loans.
3Loan fees included in interest income amounted to $338 thousand and $400 thousand in 2006 and 2005, respectively.
4Exludes the interest income and interest expense of discontinued operations.

Analysis of Changes in Net Interest Income (tax equivalent basis)
(In thousands)	Variance	Variance Attributed to
Quarter Ended September 30,	2006/2005[1,3]	Volume	Rate

Interest Income
Taxable investment securities	$118	$(1,024)	$1,142
Nontaxable investment securities[2]	(65)	(12)	(53)
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	121	45	76
Loans[2]	6,315	4,254	2,061
Total interest income	6,489	3,263	3,226
Interest Expense
Interest bearing demand deposits	479	105	374
Savings deposits	375	72	303
Time deposits	2,445	1,145	1,300
Federal funds purchased and securities sold under agreements to repurchase	572	261	311
Other borrowed funds	316	158	158
Total interest expense	4,187	1,741	2,446
Net interest income	$2,302	1,522	$780
Percentage change	100.0%	66.1%	33.9%

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
3Exludes the interest income and interest expense of discontinued operations.

Noninterest Income

Noninterest income was $5.0 million for the third quarter of 2006, an increase of $163 thousand or 3.4% compared to the same period in the prior year. Noninterest income represents 18.0% of total revenue for the current quarter, a decrease of 485 basis points from 22.9% for the same period last year. The decrease in noninterest income as a percentage of total revenue is due primarily to the composition of the revenue streams from Citizens Bancorp, which is more heavily weighted toward interest income.

Service charges and fees on deposits increased $133 thousand or 6.1% in the quarterly comparison. Lower fees of $38 thousand from the Commonwealth of Kentucky and lower dormant account fees of $50 thousand were offset by additional service charges of $316 thousand attributed to the Citizens Bancorp acquisition. Income from company-owned life insurance was relatively unchanged at $320 thousand. Allotment processing fees decreased $38 thousand or 5.8% due to procedural changes and volume losses related to Hurricane Katrina beginning late in the third quarter of 2005. Non-deposit related service charges, commissions, and fees were $568 thousand, an increase of $65 thousand or 12.9% driven mainly by $69 thousand and $35 thousand of additional custodial safekeeping fees and loan servicing fees, respectively. The increase in the loan servicing fees is attributed to the Citizens Bancorp acquisition.

Trust income is up $59 thousand or 14.9%, led by an increase of $25 thousand attributed to the Citizens Bancorp acquisition. Gains on the sale of mortgage loans were $146 thousand, a decline of $23 thousand or 13.6% due to a $2.5 million or 27.8% decrease in mortgage loans sold in the comparison. Other noninterest income was $148 thousand, a decline of $38 thousand or 20.4% compared to $186 thousand a year earlier due to lower check order fees of $44 thousand and lower income related to the Company’s investment in Kentucky Home Life Insurance Company of $38 thousand.

Noninterest Expense

Total noninterest expenses were $12.9 million for the three months ended September 30, 2006, an increase of $2.4 million or 22.8% compared to $10.5 million for the same period in 2005. The increase in noninterest expenses is reflected across a broad range of line items. A significant factor contributing to the higher expenses is the Citizens Bancorp acquisition during December 2005. The largest increases in noninterest expenses are attributed to salaries and employee benefits, which jumped $1.0 million or 18.1%, data processing and communication expenses of $256 thousand or 24.3%, and net occupancy expenses of $196 thousand or 29.3%.

The increase in salaries and employee benefits resulted from the addition of 82 average full time equivalent employees (70 from the Citizens Bancorp acquisition), normal salary increases for existing employees, and an increase in benefits. Salaries and related payroll taxes increased $956 thousand or 21.3%, with Citizens Bancorp accounting for $655 thousand of the increase. Benefit expenses grew $48 thousand or 3.8%. Noncash compensation expense related to the Company’s nonqualified stock option plan and employee stock purchase plan was $37 thousand. There was no such expense recorded in the comparable period last year since the current year includes the initial recognition of such costs pursuant to SFAS No. 123(R).

Occupancy expense, net of rental income, increased $196 thousand or 29.3% and totaled $866 thousand for the three months ended September 30, 2006. The increase was led by $177 thousand attributed to the Citizens Bancorp acquisition along with normal operating increases. Equipment expenses were up $32 thousand or 5.2% to $651 thousand led by a $25 thousand increase attributed to Citizens Bancorp. Data processing and communications expense rose $256 thousand or 24.3% to $1.3 million. The increase is attributed to the Citizens Bancorp acquisition, which added $239 thousand of expense for the current quarter. A significant portion of this amount is related to data processing, which is expected to decline once Citizens Bancorp’s processing system is converted to the Company’s processing system. Bank franchise taxes increased $105 thousand or 30.5% led by $70 thousand attributed to Citizens Bancorp. Correspondent bank fees declined $37 thousand or 17.3% and is correlated to the decline in service charges and fees on deposits related to the Commonwealth of Kentucky noted in the previous section of this report. An additional $269 thousand of core deposit amortization from Citizens Bancorp resulted in an overall increase in intangible amortization of $218 thousand. Other noninterest expenses were $2.2 million, an increase of $591 thousand or 35.9% driven mainly by the addition of Citizens Bancorp.

Income Taxes

Income tax expense for the third quarter of 2006 was $966 thousand, an increase of $267 thousand or 38.2% compared to the same period a year earlier. The effective federal income tax rate increased 573 basis points to 22.7% from 17.0% in the comparison. The change in the effective tax rate is due to the relatively large increase in taxable revenue expected later in this calendar year from the pending sale of discontinued operations.

Income From Discontinued Operations

Income from discontinued operations was $463 thousand for the current three months ended September 30, 2006. This represents an increase of $21 thousand or 4.8% compared to $442 thousand in the same period a year earlier. Basic and diluted income per share from discontinued operations was $.06 for the current quarter, unchanged from a year earlier.

First Nine Months of 2006 vs. First Nine Months of 2005

Net income for the nine months ended September 30, 2006 was $12.4 million, an increase of $646 thousand or 5.5% compared to $11.8 million for the same period in 2005. Basic and diluted net income per share was $1.68 for the current nine months, a decrease of $.06 or 3.4% (basic) and $.05 or 2.9% (diluted) compared to $1.74 and $1.73 a year earlier.

Income from continuing operations was $11.2 million, an increase of $458 thousand or 4.3% compared to $10.7 million for the same period in 2005. Basic and diluted income per share from continuing operations was $1.51 for the current nine months, a decrease of $.07 or 4.4% on a basic per share basis and $.06 or 3.8 % on a diluted per share basis compared to the same period a year ago.

The percentage change in net income in the comparable periods is not proportional to the percentage change in per share earnings due mainly to the effect of an additional 584 thousand shares issued in connection with the December 6, 2005 acquisition of Citizens Bancorp. The operating results related to Citizens Bancorp generally increased reported income and expense line items in the current three and nine-month periods compared to a year ago since there are no operating results attributed to Citizens Bancorp in the comparable period. Net loans and deposits acquired from Citizens Bancorp on the date of purchase were $149.0 million and $173.0 million, respectively.

An increase in net interest income, which was fueled by the Citizens Bancorp acquisition, had a significant impact on net income for the nine months ended September 30, 2006. Net interest income was $36.9 million in the current nine-month period ended September 30, 2006. This represents an increase of $6.8 million or 22.7% compared to the same period a year ago. The increase in net interest income is primarily due to higher interest on loans of $17.0 million or 44.8%, partially offset by $8.7 million or 64.7% higher interest expense on deposits. The Citizens Bancorp acquisition accounted for $5.5 million of the increase in net interest income in the comparison, including $8.7 million higher interest from loans partially offset by $3.9 million higher interest expense on deposits.

The provision for loan losses decreased $195 thousand or 53.1% in the nine-month comparison. The decrease in the provision for loan losses is reflective of a still-improving trend in credit quality of the Company’s loan portfolio. This improvement is attributed to lower delinquent and classified loans from year-end 2005, lower annualized net charge-offs as a percentage of average loans outstanding, and lower historical loss ratios.

Noninterest income, which was helped by the Citizens Bancorp acquisition, declined $136 thousand or .9% to $15.1 million for the current nine months compared to a year ago. The decline in the year-to-date period was due primarily to a one-time gain of $700 thousand on the sale of the Company’s $3.2 million credit card portfolio recorded in the first quarter of 2005. Excluding the effect of the one-time gain on the credit card portfolio in the prior year, noninterest income grew $564 thousand or 3.9% in the nine-month comparison.

Noninterest expenses increased $6.4 million or 20.4% for the current nine-month period compared to the same period a year earlier. The increase in noninterest expenses occurred across a broad range of line items and is generally attributed to the Citizens Bancorp acquisition.

Income from discontinued operations was $1.3 million for the nine-month period ended September 30, 2006. This represents an increase of $188 thousand or 17.0% in the comparable period. As previously disclosed, the Company has entered into a definitive agreement to sell its KBC subsidiary and the Bath County branches of Farmers Georgetown. Both of these transactions are expected to close during the fourth quarter of 2006.

The return on average assets (“ROA”) was .97% for the current year to date period, a decrease of 13 basis points compared to 1.10% reported for the same period in 2005. The decrease in ROA was driven by noninterest expenses, which negatively impacted ROA by 27 basis points. This was partially offset by a 12 basis point increase in net interest margin to 3.79% from 3.67%. Return on average equity (“ROE”) was 9.61% for the first nine months of 2006 compared to 10.79% in the same period of 2005. This represents a decrease of 121 basis points and is attributed mainly to the higher average equity outstanding, which increased at a faster pace than net income.

Net Interest Income

The trend of the general interest rate environment in the current nine months compared to a year earlier has been generally upward primarily as a result of short-term interest rate increases by the Board of Governors of the Federal Reserve Board (the “Fed”). The Fed has increased short-term interest rates by 150 basis points in six equal increments of 25 basis points since September 30, 2005. The effects of these rate increases by the Fed has generally led to higher average rates earned and paid on interest earning assets and interest bearing liabilities with a faster increase in the average rates earned on earning assets, particularly loans and temporary investments, due to their repricing characteristics combined with new loan originations in a rising rate environment.

Net interest income is the most significant component of the Company’s earnings. Net interest income is the excess of the interest income earned on earning assets over the interest paid for funds to support those assets. The two most common metrics used to analyze net interest income are net interest spread and net interest margin. Net interest spread represents the difference between the yields on earning assets and the rates paid on interest bearing liabilities. Net interest margin represents the percentage of net interest income to average earning assets. Net interest margin will exceed net interest spread because of the existence of noninterest bearing sources of funds, principally demand deposits and shareholders’ equity, which are also available to fund earning assets. Changes in net interest income and margin result from the interaction between the volume and the composition of earning assets, their related yields, and the associated cost and composition of the interest bearing liabilities. Accordingly, portfolio size, composition, and the related yields earned and the average rates paid can have a significant impact on net interest spread and margin. The tables that follow this discussion represent the major components of interest earning assets and interest bearing liabilities on a tax equivalent basis. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pretax equivalents based on the marginal corporate Federal tax rate of 35%.

The Company’s tax equivalent (“TE”) yield on earning assets for the current nine months was 6.6%, an increase of 93 basis points from 5.7% in the same period a year ago. The cost of funds for the current three months was 3.2%, an increase of 86 basis points compared to 2.3% in the same period a year earlier. A goal of the Company in the current interest rate environment is to increase earning assets while maintaining the current relatively low interest rates paid on interest bearing liabilities. The Company strives to accomplish this goal while providing excellent service, offering competitive rates to its customers, and maintaining its core deposit base. Maintaining the relatively low cost of funds is becoming increasingly difficult due to the upward trend in general interest rates and competitive market forces. Average earning assets were $1.4 billion for the current nine months, an increase of 209 million or 18.2% compared to $1.2 billion a year ago. As a percentage of total average assets, earning assets decreased 75 basis points to 88.1% from 88.9%. The lower earning asset ratio decreased ROA by four basis points in the nine-month comparison.

Interest income results from interest earned on earning assets, which primarily include loans and investment securities. Interest income is affected by volume (average balance), composition of earning assets, and the related rates earned on those assets. Total interest income for the nine-month period ended September 30, 2006 was $65.4 million, an increase of $18.2 million or 38.5% compared to the comparable period in the previous year. The growth in interest income was mainly attributed to higher interest income on loans of $17.0 million or 44.8%. Interest income on loans increased as a result of higher average loan balances outstanding resulting from the Citizens Bancorp acquisition, higher internally generated loan growth, and a 90 basis point increase in the average rate earned on loans. The Citizens Bancorp acquisition accounted for $8.7 million of the increase in interest income on loans.

Interest and fees on loans was $54.8 million, an increase of $17.0 million or 44.8% compared to a year earlier. Average loans increased $214 million or 27.1% to $1.0 billion in the comparison due mainly to a $158 million higher average balance outstanding from the acquisition of Citizens Bancorp and, to a lesser extent, higher loan demand. Interest income on loans was also boosted by a 90 basis point increase in the tax equivalent yield to 7.3% from 6.4% in the nine-month comparison. Interest on taxable securities was $6.6 million, an increase of $1.2 million or 21.4% due mainly to a 60 basis point increase in the average rate earned along with a $7.7 million or 3.8% higher average balance outstanding. Interest on nontaxable securities was unchanged at $2.8 million. Interest on short-term investments, including time deposits in other banks, federal funds sold, and securities purchased under agreements to resell, increased $58 thousand or 4.9% due to an increase in the average rate earned of 83 basis points to 3.2%, which more than offset a $14.5 million decline in the average balances outstanding to $51.1 million from $65.7 million.

Interest expense results from incurring interest on interest bearing liabilities, which primarily include interest bearing deposits, federal funds purchased and securities sold under agreements to repurchase, and other borrowed funds. Interest expense is affected by volume, composition of interest bearing liabilities, and the related rates paid on those liabilities. Total interest expense was $28.4 million for first nine months of 2006, an increase of $11.3 million or 66.2% from the same period in the prior year. Interest expense increased mainly as a result of higher interest expense on deposits of $8.7 million or 64.7%. Interest expense on deposits increased as a result of higher deposit balances outstanding from the Citizens Bancorp acquisition, higher deposits generated internally, and higher rates paid on interest bearing deposits throughout the entire deposit portfolio. The Company’s cost of funds was 3.2% for the current nine-month period, an increase of 86 basis points from 2.3% for the same period a year earlier. The percentage increase in cost of funds was led by a 184 basis point increase in federal funds purchased and securities sold under agreements to repurchase, which generally reprice more quickly than other interest bearing sources of funds and correlates with the increase in general short-term market interest rates.

Interest expense on time deposits, the largest component of total interest expense, increased $6.0 million or 57.1% to $16.5 million. The increase is nearly equally attributed to an 82 basis point increase in the average rate paid to 4.0% from 3.2% combined with a $109 million or 24.4% higher average balance outstanding, which was $554 million for the current nine-month period compared to $446 million in the same period last year. The growth in average time deposits outstanding was fueled by an additional $76.9 million of time deposits related to the Citizens Bancorp acquisition.

Interest expense on savings deposits and interest bearing demand deposits increased $1.3 million or 72.8% and $1.5 million or 117%, respectively. The increase in interest expense on savings deposits was due to a 65 basis point increase in the average rates paid to 2.0% from 1.3% and, to a lesser extent, an increase in the average balance outstanding of $27.8 million or 15.7% to $205 million from $177 million. The Citizens Bancorp acquisition contributed an additional $31.0 million in average savings deposits with higher average rates than existing savings deposits in the comparison. Interest on interest bearing demand deposits increased due mainly to a higher average rate paid of 62 basis points to 1.4% and, to a lesser extent, an increase in the average balance outstanding of $47.3 million or 22.3%. Excluding the $50.8 million additional average interest bearing demand deposits attributed to the Citizens Bancorp acquisition, average interest bearing demand deposits for the Company declined $3.6 million or 1.7% in the comparison. The increase in average rates paid for deposits follows the trend of increasing general short-term market interest rates between the comparable periods.

Interest expense on federal funds purchased and securities sold under agreements to repurchase increased $1.4 million or 76.7% due to a 184 basis point increase in the average rate paid to 4.8% from 2.9% a year ago and, to a smaller degree, a $6.9 million or 8.3% increase in the average balance outstanding. Interest expense on other borrowed funds consists primarily of FHLB borrowings and subordinated notes payable to unconsolidated trusts. Interest expense on other borrowed funds increased $1.2 million or 66.9% and is due mainly to an increase in interest expense related to the notes payable to unconsolidated trusts of $1.0 million. The Company issued $25.0 million of subordinated notes payable in connection with its trust preferred securities offering during the third quarter of 2005. The variable rate on these notes has also repriced higher in the comparable periods.

The net interest margin (TE) increased 12 basis points to 3.79% during the first nine months of 2006 compared to 3.67% in the same period of 2005. The higher net interest margin is attributed to a 7 basis point increase in the spread between rates earned on earning assets and the rates paid on interest bearing liabilities to 3.39% in the current period from 3.32% in the same period a year earlier. The remaining 5 basis point increase in margin is attributed to the impact of noninterest bearing sources of funds. The impact of noninterest bearing sources of funds on net interest margin typically increases in a rising rate environment.

The following tables present an analysis of net interest income for the nine months ended September 30.

Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential
Nine Months Ended September 30,	2006			2005
(In thousands)	Average Balance	Interest[4]	Average Rate	Average Balance	Interest[4]	Average Rate
Earning Assets
Investment securities
Taxable	$210,978	$6,556	4.15%	$203,290	$5,401	3.55%
Nontaxable[1]	91,504	3,988	5.83	90,236	4,059	6.01
Time deposits with banks, federal
funds sold and securities purchased
under agreements to resell	51,113	1,235	3.23	65,651	1,177	2.40
Loans[1,2,3]	1,005,865	55,202	7.34	791,370	38,111	6.44
Total earning assets	1,359,460	$66,981	6.59%	1,150,547	$48,748	5.66%
Allowance for loan losses	(10,930)			(10,684)
Total earning assets, net of
allowance for loan losses	1,348,530			1,139,863
Nonearning Assets
Cash and due from banks	78,047			75,257
Premises and equipment, net	30,376			22,356
Other assets	86,136			57,393
Assets of discontinued operations	141,708			149,949
Total assets	$1,684,797			$1,444,818
Interest Bearing Liabilities
Deposits
Interest bearing demand	$259,045	$2,728	1.41%	$211,778	$1,259.79%
Savings	205,253	3,015	1.96	177,428	1,745	1.31
Time	554,419	16,476	3.97	445,666	10,487	3.15
Federal funds purchased and
securities sold under agreements
to repurchase	90,069	3,206	4.76	83,136	1,814	2.92
Other borrowed funds	80,085	3,017	5.04	58,768	1,808	4.11
Total interest bearing liabilities	1,188,871	$28,442	3.20%	976,776	$17,113	2.34%
Noninterest Bearing Liabilities
Commonwealth of Kentucky deposits	39,004			38,689
Other demand deposits	150,086			137,559
Other liabilities	8,593			11,482
Liabilities of discontinued operations	143,109			147,851
Total liabilities	1,529,663			1,312,357
Shareholders’ equity	155,134			132,461
Total liabilities and shareholders’
equity	$1,684,797			$1,444,818
Net interest income		38,539			31,635
TE basis adjustment		(1,593)			(1,530)
Net interest income		$36,946			$30,105
Net interest spread			3.39%			3.32%
Impact of noninterest bearing sources
of funds			.40			.35
Net interest margin			3.79%			3.67%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
2Loan balances include principal balances on nonaccrual loans.
3Loan fees included in interest income amounted to $1.5 million and $1.4 million in 2006 and 2005, respectively.
4Excludes the interest income and interest expense of discontinued operations.

Analysis of Changes in Net Interest Income (tax equivalent basis)
(In thousands)	Variance	Variance Attributed to
Nine Months Ended September 30,	2006/2005[1,3]	Volume	Rate

Interest Income
Taxable investment securities	$1,155	$211	$944
Nontaxable investment securities[2]	(71)	81	(152)
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	58	(403)	461
Loans[2]	17,091	11,277	5,814
Total interest income	18,233	11,166	7,067
Interest Expense
Interest bearing demand deposits	1,469	325	1,144
Savings deposits	1,270	305	965
Time deposits	5,989	2,898	3,091
Federal funds purchased and securities sold under agreements to repurchase	1,392	162	1,230
Other borrowed funds	1,209	744	465
Total interest expense	11,329	4,434	6,895
Net interest income	$6,904	$6,732	$172
Percentage change	100.0%	97.5%	2.5%

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
3Excludes the interest income and interest expense of discontinued operations.

Noninterest Income

Noninterest income was $15.1 million for the nine months ended September 30, 2006, a decrease of $136 thousand or less than 1.0% compared to the same period in the prior year. Noninterest income represents 18.7% of total revenue for the current nine months, a decrease of 563 basis points from 24.3% for the same period last year. The decrease in noninterest income as a percentage of total revenue is due primarily to the composition of the revenue streams from Citizens Bancorp, which is more heavily weighted toward interest income. Excluding the effect of the one-time gain on the sale of the Company’s $3.2 million credit card portfolio in the prior year, noninterest income increased $564 thousand or 3.9% in the comparable periods.

Income items that showed net increases primarily as a result of the Citizens Bancorp acquisition were as follows: service charges and fees on deposits of $132 thousand or 2.0%; non-deposit service charges, commissions, and fees of $283 thousand or 16.9%; and trust income of $151 thousand or 12.3%. The $132 thousand increase in service charges and fees on deposits includes an additional $678 thousand related to Citizens Bancorp which offset a decline in fees of $241 thousand attributed to the Commonwealth of Kentucky and $167 thousand lower dormant account fees. The decline in fees from the Commonwealth of Kentucky is closely relates to the lower correspondent bank fees discussed in the next section of this report. Allotment processing fees were unchanged at $2.0 million. Income from company-owned life insurance was up $142 thousand or 16.5% due to higher crediting rates and additional amounts outstanding attributed to the purchase of Citizens Bancorp.

Data processing fees were $1.3 million, a decline of $53 thousand or 3.9% mainly due to an increasing percentage of electronic transactions versus paper transactions, which are less costly and result in lower revenue for the Company. The Company sold investment securities during the current period for a net loss of $195 thousand to better position its balance sheet for asset and liability management purposes. Gains on the sale of mortgage loan were $464 thousand, a decline of $41 thousand or 8.1% due to a $3.4 million or 13.6% decrease in mortgage loans sold in the comparison. Other noninterest income was $539 thousand, a decrease of $558 thousand compared to $1.1 million a year earlier. The decrease in other noninterest income is attributable to the $700 thousand one-time gain recorded in the prior year on the sale of the Company’s credit card portfolio. Excluding the one-time gain, other noninterest income grew $142 thousand or 35.8% due mainly to gain on the sale of a vacant office building of $125 thousand.

Noninterest Expense

Total noninterest expenses were $37.8 million for the nine months ended September 30, 2006, an increase of $6.4 million or 20.4% compared to $31.4 million for the same period in 2005. The increase in noninterest expenses is reflected across a broad range of line items. A significant factor contributing to the higher expenses is the Citizens Bancorp acquisition during December 2005. The largest increase in noninterest expenses is attributed to salaries and employee benefits, which grew $3.5 million or 20.9%, net occupancy expenses of $653 thousand or 33.0%, amortization of intangibles of $680 thousand or 105%, and data processing and communication expenses of $694 thousand or 22.5%.

The $3.5 million increase in salaries and employee benefits resulted from the addition of 72 average full time equivalent employees (66 from the Citizens Bancorp acquisition), normal salary increases for existing employees, and an increase in benefit costs. Salaries and related payroll taxes increased $2.5 million or 18.6%, with Citizens Bancorp accounting for $1.9 million of the increase. Benefit expenses increased $907 thousand or 27.2%, a sharp increase that was boosted by $468 thousand related to Citizens Bancorp. The increase in benefit expenses is mainly attributed to higher health care costs in the current nine-month period compared to the same period a year ago. Employee health care claims have increased during the current period compared to the same period a year earlier. Within specified contractual limits, benefit costs move in tandem with their related claims. Noncash compensation expense related to the Company’s nonqualified stock option plan and employee stock purchase plan was $102 thousand. There was no such expense recorded in the comparable period last year since the current period includes the initial recognition of such costs pursuant to SFAS No. 123(R).

Occupancy expense, net of rental income, increased $653 thousand or 33.0% and totaled $2.6 million at September 30, 2006. The increase was led by $395 thousand attributed to the Citizens Bancorp acquisition along with normal operating increases. Equipment expenses were up $198 thousand or 10.5% to $2.1 million led by a $221 thousand increase attributed to Citizens Bancorp. Data processing and communications expense was up $694 thousand or 22.5% to $3.8 million. The increase is primarily attributed to the Citizens Bancorp acquisition, which added $553 thousand of expense for the current nine-month period. A significant portion of this amount is related to data processing, which is expected to decline once Citizens Bancorp’s processing system is converted to the Company’s processing system. Bank franchise taxes increased $312 thousand or 30.6% led by $214 thousand attributed to Citizens Bancorp. Correspondent bank fees declined $173 thousand or 25.1% and is correlated to the decline in service charges and fees on deposits related to the Commonwealth of Kentucky noted in the previous section of this report. Amortization of intangibles was up $680 thousand to $1.3 million with an increase of $807 thousand resulting from additional core deposit intangible amortization at Citizens Bancorp. Other noninterest expenses were $6.0 million, an increase of $559 thousand or 10.4% compared to the same nine-month period a year earlier. The increase in other noninterest expenses was mainly attributed to the Citizens Bancorp acquisition.

Income Taxes

Income tax expense for the nine months ended September 30, 2006 was $2.8 million, an increase of $22 thousand or less than 1% compared to the same period a year earlier. The effective federal income tax rate decreased 56 basis points to 20.3% from 20.9% in the comparison. The effective federal income tax rate is expected to increase after the sale of the Company’s discontinued operations is complete, which is expected to occur in the fourth quarter of 2006.

Income From Discontinued Operations

Income from discontinued operations was $1.3 million for the current nine months ended September 30, 2006. This represents an increase of $188 thousand or 17.0% compared to $1.1 million in the same period a year earlier. Basic and diluted income per share from discontinued operations was $.17 in the current period, an increase of $.01 compared to $.16 a year earlier.

FINANCIAL CONDITION

Total assets related to continuing operations were $1.6 billion on September 30, 2006, up $58.2 million or 3.8% from the prior year-end. The composition of the Company’s significant assets changed as follows: a $16.0 million or 12.2% increase in cash and cash equivalents; a $52.7 million or 16.0% decrease in securities; and an increase in net loans of $93.4 million or 9.8%. The changes within the asset groups correlate to the overall funding position of the Company. Cash and cash equivalents increased primarily as a result of an additional $15 million borrowed near the end of the quarter for the payment of the cash portion of the Citizens Jessamine acquisition that was paid subsequent to the end of the quarter. The decline in investment securities and the $44.2 million increase in deposits primarily funded loan growth. Payment of the prior year-end accrued purchase price of Citizens Bancorp of $21.8 million was offset by a $23.9 million and a $3.0 million increase in other borrowed funds and federal funds purchased and securities sold under agreements to repurchase, respectively. Shareholders’ equity grew $6.2 million or 4.0% to $160 million at September 30, 2006.

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

On an average basis, total assets related to continuing operations were $1.5 billion for the first nine months of 2006, an increase of $248 million or 19.2% from year-end 2005 driven mainly by an additional $226 million from the Citizens Bancorp purchase during December 2005. Average earning assets, primarily loans and securities, were $1.4 billion at September 30, 2006, an increase of $209 million or 18.2% from year-end 2005. Average earning assets represent 88.1% of total average assets on September 30, 2006, a decrease of 8 basis points compared to 88.9% at year-end 2005.

Loans

Loans, net of unearned income, totaled $1.1 billion at September 30, 2006, an increase of $92.9 million or 9.6% from year-end 2005. The composition of the loan portfolio is summarized in the table below.

	September 30, 2006		December 31, 2005
(Dollars in thousands)	Amount	%	Amount	%

Commercial, financial,
and agriculture	$185,290	17.5%	$173,797	18.1%
Real estate - construction	130,425	12.4	88,693	9.2
Real estate mortgage - residential	340,823	32.3	331,508	34.4
Real estate mortgage farmland and
other commercial enterprises	310,929	29.5	274,411	28.5
Installment	54,345	5.1	56,169	5.8
Lease financing	33,619	3.2	37,993	4.0
Total	$1,055,431	100.0%	$962,571	100.0%

On average, loans represented 74.0% of earning assets during the current nine-month period, an increase of 536 basis points compared to 68.6% for year-end 2005. The increase was due mainly to the Citizens Bancorp acquisition, which had loans representing 83.0% of its average earning assets for the nine-month period ended September 30, 2006. As loan demand fluctuates, the available funds are reallocated between loans and temporary investments or investment securities, which typically involve a decrease in credit risk and lower yields.

Allowance for Loan Losses

The allowance for loan losses was $10.5 million at September 30, 2006, a decrease of $568 thousand or 5.1% from the prior year-end. The allowance for loan losses was .99% of loans net of unearned income at September 30, 2006, a decrease of 16 basis points compared to 1.15% at December 31, 2005. The provision for loan losses decreased $95 thousand and $195 thousand in the current three-month and nine-month comparisons, respectively. The lower provision for loans losses in the current periods is attributed to continued improvement in the credit quality of the Company’s loan portfolio. Although loans 90 days past due are up $1.6 million since year-end, other measurements of credit quality have declined. This includes lower nonaccrual loans of $863 thousand and a sharp decline in watch list loans. Additionally, annualized net charge-offs as a percentage of average loans were .10% for the nine-month period ended September 30, 2006, down 15 basis points from .25% at December 31, 2005.

The allowance for loan losses as a percentage of nonperforming loans totaled 193.3% and 235.4% at September 30, 2006 and December 31, 2005, respectively. The decrease in the current period compared to the prior year-end is attributed to the net increase in nonperforming loans of $730 thousand and $761 thousand lower allowance for loan losses. Management continues to emphasize collection efforts and evaluation of risks within the loan portfolio.

Nonperforming Assets

Nonperforming assets for the Company include nonperforming loans, other real estate owned, and other foreclosed assets. Nonperforming loans consist of nonaccrual loans, restructured loans, and loans past due ninety days or more on which interest is still accruing. Nonperforming assets totaled $9.0 million at September 30, 2006, a decrease of $4.5 million or 33.6% from the prior year-end. Nonperforming loans were $5.4 million at September 30, 2006, a $730 thousand or 15.5% increase compared to year-end 2005. The increase in nonperforming loans relates primarily to higher loan’s past due 90 days or more of $1.6 million, partially offset by lower nonaccrual loans of $863 thousand or 37.2%. The decrease in nonaccrual loans was led by a decline of $768 thousand to a single borrower, of which $475 thousand was transferred to the Company through foreclosure and subsequently liquidated. The increase in loans 90 days or more past due was driven up primarily by five individual credits totaling $1.9 million. Nonperforming loans represent .5% of loans net of unearned income at September 30, 2006, unchanged compared to year-end 2005.

Other real estate owned was $3.4 million at September 30, 2006. This represents a decrease of $5.4 million or 60.9% compared to $8.8 million at year-end 2005. A significant portion of this decrease is attributed to the sale of foreclosed real estate related to the Company’s previous disclosures regarding a financially troubled builder.

Temporary Investments

Temporary investments consist of interest bearing deposits in other banks and federal funds sold and securities purchased under agreements to resell. The Company uses these funds in the management of liquidity and interest rate sensitivity. At September 30, 2006, temporary investments were $39.4 million, a decrease of $20.1 million or 33.8% compared to $59.5 million at year-end 2005. Temporary investments averaged $51.1 million during the first nine months of 2006, a decrease of $17.1 million or 25.1% from year-end 2005. The decrease is primarily a result of the Company’s net funding position, which was driven by $21.8 million cash payment to Citizens Northern stockholders during the current nine months along with higher loan demand. Temporary investments are reallocated as loan demand and other investment alternatives present the opportunity.

Investment Securities

The investment securities portfolio is comprised primarily of U.S. Government agency securities, mortgage-backed securities, and tax-exempt securities of states and political subdivisions. Total investment securities were $275 million on September 30, 2006, a decrease of $52.7 million or 16.0% from year-end 2005. The decline in investment securities was due in part to the sale of investment securities for normal asset and liability management purposes and reinvesting a higher percentage of the proceeds from matured or called investment securities into loans or alternate uses other than for the purchase of additional investment securities.

Investment securities averaged $302 million in total for the current nine months, an increase of $2.8 million or less than 1% compared to the year-end 2005 balance. The Company had a net unrealized loss on available for sale investment securities of $2.0 million at September 30, 2006 compared to a net unrealized loss of $6.6 million and $2.7 million at June 30, 2006 and year-end 2005, respectively. The $4.6 million increase during the three months ended September 30, 2006 is reflective of a sharp jump in market bond prices near the end of the reporting period, particularly on bonds within the two to ten year maturity ranges. In addition, the investment portfolio has declined as a result of reinvesting proceeds from matured or called bonds into alternative uses, primarily loans. This has shortened up the maturity dates of the remaining portfolio, which generally has brought bond values closer to their par value.

Company-owned Life Insurance

Company-owned life insurance was $31.0 million at September 30, 2006, an increase of $973 thousand or 3.2% from $30.0 million at year-end 2005. Income from company-owned life insurance was $320 thousand and $1.0 million for the three and nine months ended September 30, 2006, respectively. This represents an increase of $6 thousand or 1.9% and $142 thousand or 16.5% in the three and nine-month comparisons, respectively. Income edged up during the quarter due to the addition of $33 thousand attributed to Citizens Bancorp. For the nine-month comparison, higher crediting rates combined with an additional $93 thousand from Citizens Bancorp boosted the income $142 thousand.

Assets of Discontinued Operations

Total assets of discontinued operations were $139 million at September 30, 2006, a decrease of $4.6 million or 3.2% compared to year-end 2005.

Deposits

The Company’s primary source of funding for its lending and investment activities results from its customer deposits, which consist of noninterest and interest bearing demand, savings, and time deposits. On September 30, 2006 total deposits were $1.2 billion, an increase of $44.2 million or 3.7% from year-end 2005. The bulk of the increase was related to noninterest bearing deposits, which increased $28.8 million or 15.7% to $212 million from $183 million. Interest bearing deposits grew $15.4 million or 1.5% to $1.0 billion. Average total deposits were $1.2 billion for the first nine months of 2006, an increase of $178 million or 17.3% compared to year-end 2005. Net increases in average deposits were consistent throughout nearly the entire deposit portfolio as follows: noninterest bearing demand of $9.9 million or 5.5%; interest bearing demand of $44.5 million or 20.7%; savings accounts of $22.9 million or 12.6%; and time deposits of $101 million or 22.3%. The increase in average deposits outstanding is primarily attributed to the Citizens Bancorp acquisition late in the fourth quarter of 2005. This acquisition contributed $17.2 million and $158 million in average noninterest bearing and interest bearing deposits, respectively, during the first nine months of 2006.

Borrowed Funds

Borrowed funds totaled $174 million at September 30, 2006, an increase of $26.9 million or 18.3% from $147 million at year-end 2005. Included in the increase is $15.0 million of short-term borrowing used in connection with the purchase of Citizens National. Total borrowed funds averaged $170 million, an increase of $24.8 million or 17.1% from $145 million at year-end 2005. The increase in average borrowed funds since year-end 2005 was led by a $14.5 million higher average of subordinated notes payable to unconsolidated trusts outstanding that is due to the timing of the transaction, which took place during the middle of 2005. Average federal funds purchased and securities sold under agreements to repurchase were also up by $8.8 million or 10.8% to $90.1 million.

Liabilities of Discontinued Operations

Total liabilities of discontinued operations were $140 million at September 30, 2006, a decrease of $4.2 million or 2.9% compared to $144 million at year-end 2005.

LIQUIDITY

The Parent Company’s primary use of cash consists of dividend payments to its common shareholders, purchases of its common stock, corporate acquisitions, interest expense on borrowings, and other general operating purposes. Liquidity of the Parent Company depends primarily on the receipt of dividends from its subsidiary banks and cash balances maintained. As of September 30, 2006 combined retained earnings of the subsidiary banks, excluding KBC, was $63.1 million, of which $22.3 million was available for the payment of dividends to the Parent Company without obtaining prior approval from bank regulatory agencies. As a practical matter, payment of future dividends is also subject to the maintenance of other capital ratio requirements. Management expects that in the aggregate, its subsidiary banks will continue to have the ability to pay dividends in order to provide funds to the Parent Company during the remainder of 2006 sufficient to meet its liquidity needs. The Parent Company had cash balances of $24.3 million at September 30, 2006, a decrease of $7.8 million or 25.0% from $32.1 million at year-end 2005. Included in the Parent Company’s cash balances at September 30, 2006 is $15.0 million drawn from its line of credit with an unaffiliated financial institution for payment of the cash portion of the purchase of Citizens National. This was paid out subsequent to September 30, 2006. Excluding the $15.0 million cash paid during October 2006 for the Citizens National purchase, the $22.8 million decrease in cash at the Parent Company is due primarily to the $21.8 million cash paid during 2006 for the acquisition of Citizens Bancorp.

The Company's objective as it relates to liquidity is to ensure that its subsidiary banks have funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability. In order to maintain a proper level of liquidity, the subsidiary banks have several sources of funds available on a daily basis that can be used for liquidity purposes. Those sources of funds include the subsidiary banks' core deposits, consisting of both business and nonbusiness deposits; cash flow generated by repayment of principal and interest on loans and investment securities; FHLB borrowings; and federal funds purchased and securities sold under agreements to repurchase. While maturities and scheduled amortization of loans and investment securities are generally a predictable source of funds, deposit outflows and mortgage prepayments are influenced significantly by general interest rates, economic conditions, and competition in our local markets. As of September 30, 2006 the Company had approximately $163 million in additional borrowing capacity under various FHLB and federal funds borrowing agreements. However, there is no guarantee that these sources of funds will continue to be available to the Company, or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in our liquidity from these sources.

The Company expects to receive $20.0 million in cash during the fourth quarter of 2006 from the previously announced sale of KBC. It also intends to use part of the cash proceeds from the sale of KBC to repay the $15.0 million in short-term borrowings drawn upon in connection with the Citizens National acquisition that closed effective October 1, 2006.

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

Liquid assets consist of cash, cash equivalents, and securities available for sale. At September 30, 2006, such consolidated assets were $413 million, a decrease of $33.0 million or 7.4% from year-end 2005. The decrease in liquid assets is attributed to the overall funding position of the Company, which changes as loan demand, deposit levels, and other sources and uses of funds fluctuate.

Net cash provided by continuing operating activities was $17.3 million in the first nine months of 2006, an increase of $6.8 million compared to the same period a year earlier. Net cash used in continuing investing activities was $65.7 million and $31.5 million in the current and previous-year nine month periods ended September 30, an increase of $34.2 million. The most significant items included in the $34.2 million higher net cash outflows from continuing investing activities are the $21.8 million cash payment for the purchase of Citizens Bancorp and $66.9 million net outflows related to increased loan activity, partially offset by $58.6 million of net cash provided by investment securities transactions. Net cash provided by continuing financing activities was $64.4 million for the nine months ended September 30, 2006, a decrease of $24.4 million compared to the same period a year earlier. This decrease is related mainly to lower net inflows in the comparable periods of $25.4 million related to deposit activity.

Commitments to extend credit are considered in addressing the Company’s liquidity management. The Company does not expect these commitments to significantly effect the liquidity position in future periods.

CAPITAL RESOURCES

Shareholders’ equity was $160 million on September 30, 2006, an increase of $6.2 million or 4.0% from $154 million at December 31, 2005. Retained earnings were up $5.1 million or 3.3% as a result of $12.4 million of net income partially offset by $7.3 million or $.99 per share in cash dividends declared. The Company issued 37 thousand and six thousand shares of common stock, respectively, during the current nine-month period related to its nonqualified stock option and employee stock purchase plans. The issuance of these shares increased shareholders’ equity by $1.1 million. Shareholders’ equity also increased as a result of $125 thousand of noncash compensation expense attributed to its nonqualified stock option and employee stock purchase plans. The Company purchased 23 thousand shares of its outstanding common stock during the current nine months which reduced shareholders’ equity $715 thousand.

Accumulated other comprehensive loss, consisting of net unrealized holding losses on available for sale securities (net of tax), was $1.4 million at September 30, 2006, a decrease of $3.1 million and $535 thousand from June 30, 2006 and year-end 2005. The change is directly related to the fluctuation in market values of the Company’s available for sale securities as discusses previously in this report.

Consistent with the objective of operating a sound financial organization, the Company’s goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios as of September 30, 2006 and the regulatory minimums are as follows.

	Farmers Capital	Regulatory
	Bank Corporation	Minimum
Tier 1 risk based	12.46%	4.00%
Total risk based	13.31%	8.00%
Leverage	9.17%	4.00%

As of September 30, 2006, all of the Company’s subsidiary banks were in excess of the well-capitalized regulatory ratio requirements as calculated under guidelines established by federal banking agencies. Citizens Jessamine, acquired subsequent to September 30, 2006, is also considered well-capitalized under the federal banking guidelines.

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

At September 30, 2006, the model indicated that if rates were to gradually increase by 75 basis points during the remainder of the calendar year, then net interest income and net income would increase .08% and .11%, respectively for the year ending December 31, 2006. The model indicated that if rates were to gradually decrease by 75 basis points over the same period, then net interest income and net income would increase .03% and .13%, respectively.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2006, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material effect upon the consolidated financial statements of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 27, 2003, the Company’s Board of Directors authorized the purchase of up to 300,000 shares of the Company’s outstanding common stock; with no stated expiration date established under this plan. There were no shares of common stock repurchased by the Company during the quarter ended September 30, 2006. The maximum number of shares that may yet be purchased under the Company’s repurchase plan is 156,112.

Item 6. Exhibits

List of Exhibits

3i.	Amended and Restated Articles of Incorporation of Farmers Capital Bank Corporation (incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).

3ii.	Amended and Restated By-Laws of Farmers Capital Bank Corporation (incorporated by reference to Annual Report of Form 10-K for the fiscal year ended December 31, 1997.

3iia	Amendments to By-Laws of Farmers Capital Bank Corporation (incorporated by reference to Quarterly Report of Form 10-Q for the quarterly period ended March 31, 2003).

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CEO & CFO Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 7, 2006	/s/ G. Anthony Busseni
G. Anthony Busseni,
President and CEO
(Principal Executive Officer)

Date:	11-7-06	/s/ Doug Carpenter
C. Douglas Carpenter,
Senior Vice President, Secretary, and CFO
(Principal Financial and Accounting Officer)