Form 10-K
period 2006-12-31
FARMERS CAPITAL BANK CORP
filed 2007-03-15
CIK 713095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-14412

Farmers Capital Bank Corporation
(Exact name of registrant as specified in its charter)

Kentucky	61-1017851
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

P.O. Box 309, 202 West Main St.
Frankfort, Kentucky	40601
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (502) 227-1600

Securities registered pursuant to Section 12(b) of the Act:

Common Stock - $.125 per share Par Value	The NASDAQ Global Select Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes ☐	No ☒

The aggregate market value of the registrant’s outstanding voting stock held by non-affiliates on June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was $241,670,569 based on the closing price per share of the registrant’s common stock reported on the NASDAQ.

As of March 8, 2007 there were 7,886,240 shares outstanding.

Documents incorporated by reference:

Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2007 Annual Meeting of Shareholders are incorporated by reference into Part III.

An index of exhibits filed with this Form 10-K can be found on page 83.

FARMERS CAPITAL BANK CORPORATION
FORM 10-K

PART I

Item 1. Business

The disclosures set forth in this item are qualified by Item 1A (“Risk Factors”) and the section captioned “Forward-Looking Statements” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this report and other cautionary statements contain elsewhere in this report.

Organization

Farmers Capital Bank Corporation (the “Registrant” or the “Company”) is a financial holding company. The Registrant was originally formed as a bank holding company under the Bank Holding Company Act of 1956, as amended, on October 28, 1982 under the laws of the Commonwealth of Kentucky. During 2000, the Company elected to change from a bank holding company to a financial holding company (see discussion in Supervision and Regulation section of this report). The Company’s subsidiaries provide a wide range of banking and bank-related services to customers throughout Central and Northern Kentucky. The bank subsidiaries owned by the Company include Farmers Bank & Capital Trust Co. ("Farmers Bank"), Frankfort, Kentucky; United Bank & Trust Co. ("United Bank"), Versailles, Kentucky; Lawrenceburg National Bank ("Lawrenceburg Bank"), Harrodsburg, Kentucky; First Citizens Bank, Elizabethtown, Kentucky; Farmers Bank and Trust Company ("Farmers Georgetown”), Georgetown, Kentucky; Citizens Bank of Northern Kentucky, Inc. (“Citizens Northern”), Newport, Kentucky; and Citizens National Bank of Jessamine County (“Citizens Jessamine”), Nicholasville, Kentucky.

The Company also owns FCB Services, Inc., ("FCB Services"), a nonbank data processing subsidiary located in Frankfort, Kentucky; Kentucky General Life Insurance Company, Inc., (“Kentucky General Life”), an inactive nonbank insurance agency subsidiary located in Frankfort, Kentucky; Kentucky General Holdings, LLC, (“Kentucky General”), in Frankfort, Kentucky, which holds a 50% voting interest in KHL Holdings, LLC. KHL Holdings acquired a 100% interest in Kentucky Home Life Insurance Company effective January 1, 2005; Citizens Acquisition Subsidiary Corporation (“Citizens Acquisition”), the one-bank holding Company of Citizens Northern; FFKT Insurance Services, Inc., (“FFKT Insurance”), a captive property and casualty insurance company in Frankfort, Kentucky; and Farmers Capital Bank Trust I and Farmers Capital Bank Trust II, which are unconsolidated trusts established during 2005 to complete the private offering of trust preferred securities.

The Company provides a broad range of financial services to individuals, corporations, and others through its 35 banking locations in 22 communities throughout Central and Northern Kentucky. These services primarily include the activities of lending and leasing, receiving deposits, providing cash management services, safe deposit box rental, and trust activities. Operations are managed and financial performance is evaluated at the subsidiary level. The Company’s chief decision makers monitor the results of the various banking products and services of its subsidiaries. Accordingly, all of the Company’s operations are considered by management to be aggregated in one reportable operating segment: commercial and retail banking. As of December 31, 2006, the Company had $1.8 billion in consolidated assets.

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

Tier	Entity
1	Farmers Capital Bank Corporation, Frankfort KY

2	United Bank & Trust Co., Versailles KY 100%
3	EV Properties, Inc., Versailles KY 100%

2	Lawrenceburg National Bank, Harrodsburg KY 100%

2	Farmers Bank & Capital Trust Co., Frankfort KY 100%
3	Farmers Bank Realty Co., Frankfort KY 100%
3	Leasing One Corporation, Frankfort KY 100%
3	EG Properties, Inc., Frankfort KY 100%
3	Austin Park Apartments, LTD, Frankfort KY 99%
3	Frankfort Apartments II, LTD, Frankfort KY 99.9%
3	Farmers Capital Insurance Corp., Frankfort KY 100%
4	Farmers Fidelity Insurance Agency, LLP, Lexington KY 50%

2	Citizens National Bank of Jessamine County, Nicholasville KY 100%

2	First Citizens Bank, Elizabethtown KY 100%
3	EH Properties, Inc., Elizabethtown KY 100% (Dissolved in January, 2007)

2	Farmers Bank and Trust Company, Georgetown KY 100%
3	Pro Mortgage Partners, LLC, Georgetown KY 100%

2	FCB Services, Inc., Frankfort KY 100%

2	Kentucky General Holdings, LLC, Frankfort, KY 100%
3	KHL Holdings, LLC, Frankfort KY 45% (equity), 50% (voting)
4	Kentucky Home Life Insurance Company, Frankfort KY 100%

2	Kentucky General Life Insurance Company, Frankfort KY (Inactive)

2	FFKT Insurance Services, Inc., Frankfort, KY 100%

2	Citizens Acquisition Subsidiary Corporation, Frankfort, KY 100% (Dissolved in January, 2007)
3	Citizens Bank of Northern Kentucky, Inc., Newport, KY 100% (Became a Tier 2 subsidiary in January, 2007)

2	Farmers Capital Bank Trust I, Frankfort, KY 100%

2	Farmers Capital Bank Trust II, Frankfort, KY 100%

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

Farmers Bank is the largest bank chartered in Franklin County. It conducts business in its principal office and four branches within Frankfort, the capital of Kentucky. Franklin County is a diverse community, including government, commerce, finance, industry, medicine, education and agriculture. The bank also serves many individuals and corporations throughout Central Kentucky. On December 31, 2006, it had total consolidated assets of $598 million, including loans net of unearned income of $327 million. On the same date, total deposits were $433 million and shareholders' equity totaled $37.0 million.

Farmers Bank had six active subsidiaries during 2006: Farmers Bank Realty Co. ("Farmers Realty"), Leasing One Corporation ("Leasing One"), Farmers Capital Insurance Corporation (“Farmers Insurance”), EG Properties, Inc. (“EG Properties”), Austin Park Apartments, LTD (“Austin Park”), and Frankfort Apartments II, LTD (“Frankfort Apartments”).

Farmers Realty was incorporated in 1978 for the purpose of owning certain real estate used by the Company and Farmers Bank in the ordinary course of business. Farmers Realty had total assets of $3.3 million on December 31, 2006.

Leasing One was incorporated in August 1993 to operate as a commercial equipment leasing company. It is located in Frankfort and is currently licensed to conduct business in fourteen states. At year-end 2006, it had total assets of $17.5 million, including leases net of unearned income of $19.1 million.

Farmers Insurance was organized in 1988 to engage in insurance activities permitted to the Company under federal and state law. Farmers Bank capitalized this corporation in December 1998. Farmers Insurance acts as an agent for Commonwealth Land Title Co. At year-end 2006 it had total assets of $949 thousand. Farmers Insurance holds a 50% interest in Farmers Fidelity Insurance Company, LLP (“Farmers Fidelity”). The Creech & Stafford Insurance Agency, Inc., an otherwise unrelated party to the Company, also holds a 50% interest in Farmers Fidelity. Farmers Fidelity is a direct writer of property and casualty coverage, both individual and commercial.

In November 2002 Farmers Bank incorporated EG Properties. EG Properties is involved in real estate management and liquidation for properties repossessed by Farmers Bank. It had total assets of $4.5 million at December 31, 2006.

Farmers Bank is a limited partner in Austin Park and Frankfort Apartments, two low income housing tax credit partnerships located in Frankfort, Kentucky. These investments provide for federal income tax credits to the Company. Farmers Bank’s aggregate investment in these partnerships was $1.4 million at year-end 2006.

On February 15, 1985, the Company acquired United Bank, a state chartered bank originally organized in 1880. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. It conducts business in its principal office and two branches in Woodford County, Kentucky. During 2003 United Bank incorporated EV Properties, Inc. EV Properties is involved in real estate management and liquidation for properties repossessed by United Bank. EV Properties had total assets of $408 thousand at year-end 2006. Based on deposits, United Bank is the second largest bank chartered in Woodford County with total assets of $177 million and total deposits of $153 million at December 31, 2006.

On June 28, 1985, the Company acquired Lawrenceburg Bank, a national chartered bank originally organized in 1885. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. During 1998, it moved its charter and main office to Harrodsburg, Kentucky in Mercer County. Lawrenceburg Bank conducts business at its Harrodsburg site, two branches in Anderson County, Kentucky, and one branch in Mercer County, Kentucky. Based on deposits, the Anderson County branches rank number one in size compared to all banks chartered in Anderson County. Total assets were $179 million and total deposits were $165 million at December 31, 2006.

On March 31, 1986, the Company acquired First Citizens Bank, a state chartered bank originally organized in 1964. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. It conducts business at its main office and three branches in Hardin County, Kentucky along with its branch office in Bullitt County, Kentucky. During 2003 First Citizens Bank incorporated EH Properties, Inc. This company, which had total assets of $27 thousand at December 31, 2006, is involved in real estate management and liquidation for properties repossessed by First Citizens Bank. EH Properties was dissolved in January, 2007.

On October 8, 2004, First Citizens Bank acquired Financial National Electronic Transfer, Inc. (“FiNET”), a data processing company that specializes in the processing of federal benefit payments and military allotments and is headquartered in Radcliff, Kentucky. Effective January 1, 2005 FiNET was merged into First Citizens Bank. These services are now operated using the name of FirstNet.

On November 2, 2006, First Citizens Bank announced the signing of a definitive agreement to acquire the military allotment operation of PNC Bank, National Association based in Elizabethtown, Kentucky. The operation specializes in the processing of data associated with military allotments and federal benefit payments. The transaction was completed on January 12, 2007.

Based on deposits, First Citizens Bank ranks third in size compared to all banks chartered in Hardin County. Total assets were $224 million and total deposits were $178 million at December 31, 2006.

On June 30, 1986, the Company acquired Farmers Georgetown, a state chartered bank originally organized in 1850. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. During the fourth quarter of 2004 the Company merged its previously acquired Citizens Bank (Kentucky), Inc. (“Citizens Georgetown”) into Farmers Georgetown. During 2006, Farmers Georgetown sold the Bath County branches that it acquired from Citizens Georgetown. Farmers Georgetown conducts business at its principal office and three branches in Scott County, Kentucky and two branches in Fayette County, Kentucky.

On July 16, 2002, Farmers Georgetown incorporated Community Development of Kentucky, Inc. (“CDK, Inc.”) in order to apply to be certified as a Community Development Entity for participation in the New Markets Tax Credit Program (“Program”) as provided by the Community Renewal Tax Relief Act of 2000. The Program is designed to promote economic development in qualified low-income communities as defined by the tax regulations. The Company decided not to participate in the Program and CDK, Inc. was dissolved during 2006. In May 2004, Farmers Georgetown incorporated Pro Mortgage Partners, LLC (“Pro Mortgage”), a mortgage brokerage company established to offer a variety of fixed rate loan products. Pro Mortgage has an office in Georgetown, Danville, and Lexington. At December 31, 2006, Pro Mortgage had total assets of $848 thousand.

Based on deposits, Farmers Georgetown is the largest bank chartered in Scott County with total assets of $322 million and total deposits of $214 million at December 31, 2006.

On June 15, 1987, the Company acquired Horse Cave State Bank, a state chartered bank originally organized in 1926. During 1997, it moved its charter to Glasgow, Kentucky. Subsequent to that approval, Horse Cave State Bank changed its name to Kentucky Banking Centers, Inc. On December 1, 2006, the Company sold Kentucky Banking Centers to Citizens First Corporation, an unrelated company headquartered in Bowling Green, Kentucky.

On December 6, 2005, the Company acquired Citizens Bancorp, Inc. (“Citizens Bancorp”) in Newport, Kentucky. Citizens Bancorp was subsequently merged into Citizens Acquisition. Citizens Acquisition is the parent company of Citizens Northern. Citizens Northern is a state chartered bank organized in 1993 and is engaged in a general banking business providing full service banking to individuals, businesses, and governmental customers. It conducts business in its principal office in Newport and four branches in Campbell County, Kentucky, one branch in Boone County, Kentucky and two branches in Kenton County, Kentucky. Based on deposits, Citizens Northern ranks second in size compared to all banks chartered in Campbell County. Total assets were $248 million and total deposits were $195 million at December 31, 2006. Citizens Financial Services, formerly an investment brokerage subsidiary of Citizens Acquisition, was dissolved during 2006. During January, 2007 Citizens Acquisition was merged into the Company, leaving Citizens Northern as a direct subsidiary of the Company.

On October 1, 2006, the Company acquired Citizens National Bancshares (“Citizens Bancshares”), the one-bank holding company of Citizens National Bank of Jessamine County (“Citizens Jessamine”). Citizens Bancshares was subsequently merged into the Company, leaving Citizens Jessamine as a direct subsidiary of the Company. Citizens Jessamine is a national chartered bank organized in 1996 and is engaged in a general banking business providing full service banking to individuals, businesses, and governmental customers. It conducts business in its principal office and three branches in Jessamine County, Kentucky. Based on deposits, Citizens Jessamine ranks first in size compared to all banks chartered in Jessamine County. Total assets were $173 million and total deposits were $136 million at December 31, 2006.

FCB Services, organized in 1992, provides data processing services and support for the Company and its subsidiaries. It is located in Frankfort, Kentucky. During 1994, FCB Services began performing data processing services for nonaffiliated banks. FCB Services had total assets of $2.9 million at December 31, 2006.

Kentucky General Holdings, LLC (“Kentucky General”) was incorporated in November 2004 and holds a 50% voting interest in KHL Holdings, LLC. Effective January 1, 2005 KHL Holdings, LLC purchased Kentucky Home Life Insurance Company (“KHL”). KHL writes credit life and health insurance in Kentucky. The remaining 50% voting interest in KHL Holdings, LLC is held by Hamburg Insurance, LLC, an otherwise unrelated company. Kentucky General had total assets of $2.0 million at December 31, 2006.

Kentucky General Life was incorporated on June 22, 2000 to engage in insurance activities permitted by federal and state law. This corporation was inactive as of December 31, 2006.

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

FFKT Insurance was incorporated during 2005. It is a captive property and casualty insurance company insuring primarily deductible exposures and uncovered liability related to properties of the Company. It had total assets of $2.3 million at December 31, 2006.

Lending

A significant part of the Company’s operating activities include originating loans, approximately 76% of which are secured by real estate at December 31, 2006. Real estate lending primarily includes loans secured by owner-occupied one-to-four family residential properties as well as commercial real estate mortgage loans to developers and owners of other commercial real estate. Real estate lending primarily includes both variable and adjustable rate products. Loan rates on variable rate loans generally adjust upward or downward immediately based on changes in the loan’s index, normally prime rate as published in the Wall Street Journal. Rates on adjustable rate loans move upward or downward after an initial fixed term of normally one, three, or five years. However, rate adjustments on adjustable rate loans are made annually after the initial fixed term expires and are indexed primarily to shorter-term Treasury indexes. Generally, variable and adjustable rate loans contain provisions that cap annual increases at a maximum of 100 basis points with lifetime caps of up to 600 basis points and lifetime floors of 100 basis points.

The Company also makes fixed rate commercial real estate loans to a lesser extent with repayment terms generally not exceeding 12 months. The Company’s subsidiary banks make first and second residential mortgage loans secured by real estate not to exceed 90% loan to value without seeking third party guarantees. Commercial real estate loans are made primarily to small and mid-sized businesses, secured by real estate not exceeding 80% loan to value. Other commercial loans are asset based loans secured by equipment and lines of credit secured by receivables and include lending across a diverse range of business types. Commercial lending and real estate construction lending, including commercial leasing, generally includes a higher degree of credit risk than other loans, such as residential mortgage loans. Commercial loans, like other loans, are evaluated at the time of approval to determine the adequacy of repayment sources and collateral requirements. Collateral requirements vary to some degree among borrowers and depend on the borrower’s financial strength, the terms and amount of the loan, and collateral available to secure the loan. Credit risk results from the decreased ability or willingness to pay by a borrower. Credit risk also results when a liquidation of collateral occurs and there is a shortfall in collateral value as compared to a loans outstanding balance. For construction loans, inaccurate initial estimates of a property’s value could lead to a property having a value that is insufficient to satisfy full payment of the amount of funds advanced for the property. Secured and unsecured consumer loans generally are made for automobiles, boats, and other motor vehicles. In most cases loans are restricted to the subsidiaries' general market area.

Supervision and Regulation

The Company and its subsidiaries are subject to comprehensive supervision and regulation that affect virtually all aspects of their operations. These laws and regulations are primarily intended to protect depositors and borrowers and, to a lesser extent, stockholders. Changes in applicable laws or regulations or in the policies of banking and other government regulators may have a material effect on our current or future business. The following summarizes certain of the more important aspects of the relevant statutory and regulatory provisions.

Supervisory Authorities

The Company is a financial holding company, registered with and regulated by the Federal Reserve Board (“FRB”). Five of its seven subsidiary banks are Kentucky state banks, and as such are subject to supervision, regulation and examination by the Federal Deposit Insurance Corporation (“FDIC”) and the Kentucky Office of Financial Institutions (“Kentucky Office”). The Company’s two national bank subsidiaries are subject to supervision, regulation and examination by the FDIC and the Office of the Comptroller of the Currency (“Comptroller”). The regulatory authorities routinely examine the Company and its subsidiary banks, to monitor their compliance with laws and regulations, financial condition, adequacy of capital and reserves, quality and documentation of loans, payment of dividends, adequacy of systems and controls, credit underwriting and asset liability management, and the establishment of branches. The Company and its subsidiary banks are required to file regular reports with the FRB, the FDIC and the Kentucky Office or Comptroller, as applicable.

Capital

The FRB, the FDIC, the Kentucky Office and the Comptroller require the Company and its subsidiary banks to meet certain ratios of capital to assets in order to conduct their activities. To be well-capitalized, the institutions must generally maintain a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 6% or greater, and a leverage ratio of 5% or better. For the purposes of these tests, Tier 1 Capital consists of common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill and certain core deposit intangibles. Tier 2 Capital consists of non-qualifying preferred stock, certain types of debt and a limited amount of other items. Total Capital is the sum of Tier 1 and Tier 2 Capital.

In measuring the adequacy of capital, assets are generally weighted for risk. Certain assets, such as cash and U.S. government securities, have a zero risk weighting. Others, such as commercial and consumer loans, have a 100% risk weighting. Risk weightings are also assigned for off-balance sheet items such as loan commitments. The various items are multiplied by the appropriate risk-weighting to determine risk-adjusted assets for the capital calculations. For the leverage ratio mentioned above, assets are not risk-weighted.

If the institution fails to remain well-capitalized, it will be subject to a series of restrictions that increase as the capital condition worsens. For instance, federal law generally prohibits a depository institution from making any capital distribution, including the payment of a dividend or paying any management fee to its holding company, if the depository institution would be undercapitalized as a result. Undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit a capital restoration plan for approval, which must be guaranteed by the institution’s parent holding company. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

All of the Company’s subsidiary banks exceed the minimum Tier 1, Total Capital and leverage ratios and qualify as “well-capitalized” under current regulatory criteria.

Expansion and Activity Limitations

With prior regulatory approval, the Company may acquire other banks or bank holding companies and its subsidiaries may merge with other banks. Acquisitions of banks located in other states may be subject to certain deposit-percentage, age or other restrictions. In addition, as a financial holding company, the Company and its subsidiaries are permitted to acquire or engage in activities that were not previously permitted for bank holding companies such as insurance underwriting, securities underwriting and distribution, travel agency activities, broad insurance agency activities, merchant banking, and other activities that the FRB determines to be financial in nature or complementary to these activities. The Company has subsidiaries that engage in some of these additional activities, including insurance underwriting and distribution and other activities that are financial in nature. The FRB normally requires some form of notice or application to engage in or acquire companies engaged in such activities. Under the Bank Holding Company Act and Gramm-Leach-Bliley Act, the Company is generally prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in activities other than those referred to above.

Limitations on Acquisitions of Bank Holding Companies

As a general proposition, other companies seeking to acquire control of a financial holding company such as the Company would require the approval of the FRB under the Bank Holding Company Act. In addition, individuals or groups of individuals seeking to acquire control of a financial holding company such as the Company would need to file a prior notice with the FRB (which the FRB may disapprove under certain circumstances) under the Change in Bank Control Act. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control may exist under the Change in Bank Control Act if the individual or company acquires 10% or more of any class of voting securities of the bank holding company and no shareholder holds a larger percentage of the subject class of voting securities.

Deposit Insurance

All of the Company’s subsidiary banks are members of the FDIC, and their deposits are insured by the FDIC’s Deposit Insurance Fund up to the amount permitted by law. The Company’s subsidiary banks are thus subject to FDIC deposit insurance assessments. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. The Company was not required to pay any deposit insurance premiums in 2006; however, it is possible that the FDIC could impose assessment rates in the future in connection with declines in the insurance funds or increases in the amount of insurance coverage. An increase in the assessment rate could have a material adverse effect on the Company’s earnings, depending on the amount of the increase. Under the Federal Deposit Insurance Reform Act of 2005, which became law in 2006, the Company received a one-time assessment credit of $1.2 million that can be applied against future premiums, subject to certain limitations. During 2006, the Company paid $158 thousand in Financing Corporation (“FICO”) assessments related to outstanding FICO bonds to the FDIC as collection agent. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.

Other Statutes and Regulations

The Company and its subsidiary banks are subject to a myriad of other statutes and regulations affecting their activities. Some of the more important are:

Anti-Money Laundering. Financial institutions are required to establish anti-money laundering programs that must include the development of internal policies, procedures, and controls; the designation of a compliance officer; an ongoing employee training program; and an independent audit function to test the performance of the programs. The Company and its subsidiary banks are also subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships in order to guard against money laundering and to report any suspicious transactions. Recent laws provide the law enforcement authorities with increased access to financial information maintained by banks.

Sections 23A and 23B of the Federal Reserve Act. The Company’s subsidiary banks are limited in their ability to lend funds or engage in transactions with the Company or other non-bank affiliates of the Company, and all transactions must be on an arms’-length basis and on terms at least as favorable to the subsidiary bank as prevailing at the time for transactions with unaffiliated companies.

Dividends. The Company’s principal source of cash flow, including cash flow to pay dividends to its shareholders, is the dividends that it receives from its subsidiary banks. Statutory and regulatory limitations apply to the subsidiary banks’ payments of dividends to the Company as well as to the Company’s payment of dividends to its shareholders. A depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. The federal banking agencies may prevent the payment of a dividend if they determine that the payment would be an unsafe and unsound banking practice. Moreover, the federal agencies have issued policy statements that provide that financial holding companies and insured banks should generally only pay dividends out of current operating earnings.

Community Reinvestment Act. The Company’s subsidiary banks are subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”), as amended, and the federal banking agencies’ related regulations, stating that all banks have a continuing and affirmative obligation, consistent with safe and sound operations, to help meet the credit needs for their entire communities, including low and moderate-income neighborhoods. The CRA requires a depository institution’s primary federal regulator, in connection with its examination of the institution or its evaluation of certain regulatory applications, to assess the institution’s record in assessing and meeting the credit needs of the community served by that institution, including low and moderate-income neighborhoods. The regulatory agency’s assessment of the institution’s record is made available to the public.

Insurance Regulation. The Company’s subsidiaries that underwrite or sell insurance products are subject to regulation by the Kentucky Department of Insurance.

Consumer Regulation. The activities of the Company and its bank subsidiaries are subject to a variety of statutes and regulations designed to protect consumers. These laws and regulations:

•	limit the interest and other charges collected or contracted for by all of the Company’s subsidiary banks;

•	govern disclosures of credit terms to consumer borrowers;

•
require financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	prohibit discrimination on the basis of race, creed, or other prohibited factors in extending credit;

•
require all of the Company’s subsidiary banks to safeguard the personal non-public information of its customers, provide annual notices to consumers regarding the usage and sharing of such information and limit disclosure of such information to third parties except under specific circumstances; and

•	govern the manner in which consumer debts may be collected by collection agencies.

The deposit operations of the Company’s subsidiary banks are also subject to laws and regulations that:

•	require disclosure of the interest rate and other terms of consumer deposit accounts;
•	impose a duty to maintain the confidentiality of consumer financial records and prescribe procedures for complying with administrative subpoenas of financial records; and

•	govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

References under the caption “Supervision and Regulation” to applicable statutes and regulations are brief summaries of portions thereof which do not purport to be complete and which are qualified in their entirety by reference thereto.

Competition

The Company and its subsidiaries compete for banking business with various types of businesses other than commercial banks and savings and loan associations. These include, but are not limited to, credit unions, mortgage lenders, finance companies, insurance companies, stock and bond brokers, financial planning firms, and department stores which compete for one or more lines of banking business. The banks also compete for commercial and retail business not only with banks in Central and Northern Kentucky, but with banking organizations from Ohio, Indiana, Tennessee, Pennsylvania, and North Carolina which have banking subsidiaries located in Kentucky. These competing businesses may possess greater resources and offer a greater number of branch locations, higher lending limits, and may offer other services not provided by the Company. In addition, the Company’s competitors that are not depository institutions are generally not subject to the extensive regulations that apply to the Company and its subsidiary banks. The Company has attempted to offset some of the advantages of its competitors by arranging participations with other banks for loans above its legal lending limits, expanding into additional markets and product lines, and entering into third party arrangements to better compete for its targeted customer base.

The Company competes primarily on the basis of quality of services, interest rates and fees charged on loans, and the rates of interest paid on deposit funds.

The business of the Company is not dependent upon any one customer or on a few customers, and the loss of any one or a few customers would not have a material adverse effect on the Company.

No material portion of the business of the Company is seasonal. No material portion of the business of the Company is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government, though certain contracts are subject to such renegotiation or termination.

The Company is not engaged in operations in foreign countries.

Employees

As of December 31, 2006, the Company and its subsidiaries had 585 full-time equivalent employees. Employees are provided with a variety of employee benefits. A retirement plan, a profit-sharing (401K) plan, group life insurance, hospitalization, dental, and major medical insurance along with postretirement health insurance benefits are available to eligible personnel. Employees are not represented by a union. Management and employee relations are good.

During 1997, the Company’s Board of Directors approved its Stock Option Plan (“Plan”), which grants certain eligible employees the option to purchase a limited number of the Company’s common stock. The Plan specifies the conditions and terms that the grantee must meet in order to exercise the options. The Company’s shareholders at its annual meeting held on May 12, 1998 subsequently ratified the Plan.

In January 2004, the Company’s Board of Directors adopted an Employee Stock Purchase Plan (“ESPP”). The ESPP was subsequently approved by the Company’s shareholders in May 2004, and became effective July 1, 2004. Under the ESPP, in the discretion of the Board of Directors, employees of the Company and its subsidiaries can purchase Company common stock at a discounted price and without payment of brokerage costs or other fees and in the process benefit from the favorable tax treatment afforded such plans pursuant to Section 423 of the Internal Revenue Code.

Available Information

The Company makes available, free of charge through its website (www.farmerscapital.com), its Code of Ethics, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing such material with the SEC.

Item 1A. Risk Factors

Investing in the Company’s common stock is subject to risks inherent to the Company’s business. The material risks and uncertainties that management believes affect the Company are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, the Company’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the market price of the Company’s common stock could decline significantly, and you could lose all or part of your investment.

Risks associated with unpredictable economic and political conditions may be amplified as a result of limited market area

Commercial banks and other financial institutions are affected by economic and political conditions, both domestic and international, and by governmental monetary policies. Conditions such as inflation, value of the dollar, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect profitability. In addition, almost all of the Company’s primary business area is located in Central and Northern Kentucky. A significant downturn in this regional economy may result in, among other things, deterioration in the Company’s credit quality or a reduced demand for credit and may harm the financial stability of the Company’s customers. Due to the Company’s regional market area, these negative conditions may have a more noticeable effect on the Company than would be experienced by an institution with a larger, more diverse market area.

The Company’s status as a holding company makes it dependent on dividends from its subsidiaries to meet its obligations

The Company is a financial holding company and conducts almost all of its operations through its subsidiaries. The Company does not have any significant assets other than cash, company-owned life insurance and the stock of its subsidiaries. Accordingly, the Company depends on dividends from its subsidiaries to meet its obligations and obtain revenue. The Company’s right to participate in any distribution of earnings or assets of its subsidiaries is subject to the prior claims of creditors of such subsidiaries. Under federal and state law, the Company’s bank subsidiaries are limited in the amount of dividends they may pay to the Company without prior regulatory approval. Also, bank regulators have the authority to prohibit the subsidiary banks from paying dividends if the bank regulators determine the payment would be an unsafe and unsound banking practice.

Interest rate volatility could significantly harm the Company’s business

The Company’s results of operations are affected by the monetary and fiscal policies of the federal government and the regulatory policies of governmental authorities. A significant component of the Company’s earnings is its net interest income, which is the difference between the income from interest-earning assets, such as loans, and the expense of interest-bearing liabilities, such as deposits. A change in market interest rates could adversely affect the Company’s earnings if market interest rates change such that the interest the Company’s subsidiaries pay on deposits and borrowings
Available Information

The Company makes available, free of charge through its website (www.farmerscapital.com), its Code of Ethics, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing such material with the SEC.

Item 1A. Risk Factors

Investing in the Company’s common stock is subject to risks inherent to the Company’s business. The material risks and uncertainties that management believes affect the Company are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, the Company’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the market price of the Company’s common stock could decline significantly, and you could lose all or part of your investment.

Risks associated with unpredictable economic and political conditions may be amplified as a result of limited market area

Commercial banks and other financial institutions are affected by economic and political conditions, both domestic and international, and by governmental monetary policies. Conditions such as inflation, value of the dollar, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect profitability. In addition, almost all of the Company’s primary business area is located in Central and Northern Kentucky. A significant downturn in this regional economy may result in, among other things, deterioration in the Company’s credit quality or a reduced demand for credit and may harm the financial stability of the Company’s customers. Due to the Company’s regional market area, these negative conditions may have a more noticeable effect on the Company than would be experienced by an institution with a larger, more diverse market area.

The Company’s status as a holding company makes it dependent on dividends from its subsidiaries to meet its obligations

The Company is a financial holding company and conducts almost all of its operations through its subsidiaries. The Company does not have any significant assets other than cash, company-owned life insurance and the stock of its subsidiaries. Accordingly, the Company depends on dividends from its subsidiaries to meet its obligations and obtain revenue. The Company’s right to participate in any distribution of earnings or assets of its subsidiaries is subject to the prior claims of creditors of such subsidiaries. Under federal and state law, the Company’s bank subsidiaries are limited in the amount of dividends they may pay to the Company without prior regulatory approval. Also, bank regulators have the authority to prohibit the subsidiary banks from paying dividends if the bank regulators determine the payment would be an unsafe and unsound banking practice.

Interest rate volatility could significantly harm the Company’s business

The Company’s results of operations are affected by the monetary and fiscal policies of the federal government and the regulatory policies of governmental authorities. A significant component of the Company’s earnings is its net interest income, which is the difference between the income from interest-earning assets, such as loans, and the expense of interest-bearing liabilities, such as deposits. A change in market interest rates could adversely affect the Company’s earnings if market interest rates change such that the interest the Company’s subsidiaries pay on deposits and borrowings increases faster than the interest they collect on loans and investments. Consequently, the Company, along with other financial institutions generally, is sensitive to interest rate fluctuations.

The Company’s results of operations are significantly affected by the ability of its borrowers to repay their loans

Lending money is an essential part of the banking business. However, borrowers do not always repay their loans. The risk of non-payment is affected by:

•	credit risks of a particular borrower;

•	changes in economic and industry conditions;

•	the duration of the loan; and

•	in the case of a collateralized loan, uncertainties as to the future value of the collateral.

Due to the fact that the outstanding principal balances can be larger for commercial loans than other types of loans, such loans present a greater risk to the Company than other types of loans when non-payment by a borrower occurs.

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

The Company’s financial condition and results of operations would be adversely affected if its allowance for loan losses were not sufficient to absorb actual losses

There is no precise method of predicting loan losses. The Company can give no assurance that the allowance for loan losses of its subsidiaries is or will be sufficient to absorb actual loan losses. Excess loan losses could have a material adverse effect on the Company’s financial condition and results of operations. Each of the Company’s subsidiary banks attempts to maintain an appropriate allowance for loan losses to provide for estimated losses in its loan portfolio, but there are no guaranties actual future loan losses will not exceed these estimates and allowances. Each subsidiary bank of the Company periodically determines the amount of its allowance for loan losses based upon consideration of several factors, including:

•	a regular review of the quality, mix and size of the overall loan portfolio;

•	historical loan loss experience;

•	evaluation of non-performing loans;

•	assessment of economic conditions and their effects on the bank’s existing portfolio; and

•	the amount and quality of collateral, including guarantees, securing loans.

Combining Citizens Jessamine or other business entities with the Company’s network of banks may be more difficult, costly or time-consuming than we expect

Citizens Jessamine will continue to operate as an independent bank, albeit within the network of the Company’s existing banking subsidiaries. Bringing Citizens Jessamine within this network will involve converting certain data processing functions from its current format, changing some of the policies and procedures in place at Citizens Jessamine and other integration issues. It is possible that the integration process could result in the loss of key employees or disruption of each company’s ongoing business or inconsistencies in standards, procedures and policies that would adversely affect our ability to maintain relationships with clients and employees or to achieve the anticipated benefits of the merger. If we have difficulties with the integration process, we might not achieve the economic benefits we expect to result from the acquisition. As with any merger of banking institutions, there also may be business disruptions that cause Citizens Jessamine to lose customers or cause customers to take their deposits out of the bank and move their business to other financial institutions.

Inability to hire or retain certain key professionals, management and staff could adversely affect our revenues and net income

The Company relies on key personnel to manage and operate its business, including major revenue generating functions such as its loan and deposit portfolios. The loss of key staff may adversely affect the Company’s ability to maintain and manage these portfolios effectively, which could negatively affect our revenues. In addition, loss of key personnel could result in increased recruiting and hiring expenses, which could cause a decrease in our net income.

The Company’s controls and procedures may fail or be circumvented

The Company’s management regularly reviews and updates its internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well-designed and operated, can provide only reasonable, not absolute, assurances that the objectives of the system of controls are met. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material and adverse effect on the Company’s business, results of operations, and financial condition.

Trading volume in the Company’s common stock is less than that of other similar companies

The Company’s common stock is listed for trading on the NASDAQ Global Select Stock Market. However, the trading volume of the Company’s common stock is less than that of other similar companies. An efficient public trading market is dependent upon the existence in the marketplace of willing buyers and willing sellers of the Company’s common stock at any given time. This existence depends on individual decisions of investors and general economic and market conditions over which the Company has no control. Given the lower trading volume of the Company’s common stock, larger sales volumes of the Company’s common stock could cause the value of the Company’s common stock to decrease.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company, through its subsidiaries, owns or leases buildings that are used in the normal course of business. The corporate headquarters is located at 202 W. Main Street, Frankfort, Kentucky, in a building owned by the Company. The Company’s subsidiaries own or lease various other offices in the counties and cities in which they operate. See the Notes to Consolidated Financial Statements contained in Item 8, Financial Statement and Supplementary Data, of this Form 10-K for information with respect to the amounts at which bank premises and equipment are carried and commitments under long-term leases.

Unless otherwise indicated, the properties listed below are owned by the Company and its subsidiaries as of December 31, 2006.

Corporate Headquarters
202 - 208 W. Main Street, Frankfort, KY

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
Locust & Green Streets, Versailles, KY
206 N. Gratz, Midway, KY
128 S. Main Street, Lawrenceburg, KY
West Park Shopping Center, Lawrenceburg, KY
838 N. College Street, Harrodsburg, KY
1035 Ben Ali Drive, Danville, KY (leased)
425 W. Dixie Avenue, Elizabethtown, KY
3030 Ring Road, Elizabethtown, KY
111 Towne Drive (Kroger Store) Elizabethtown, KY (leased)
232 Redmar Plaza, Radcliff, KY (leased)
4810 N. Preston Highway, Shepherdsville, KY
103 Churchill Drive, Newport, KY
7300 Alexandria Pike, Alexandria, KY
164 Fairfield Avenue, Bellevue, KY
8730 US Highway 42, Florence, KY
34 N. Ft. Thomas Avenue, Ft. Thomas, KY (leased)
2911 Alexandria Pike, Highland Heights, KY (leased)
2006 Patriot Way, Independence, KY
2774 Town Center Blvd., Crestview Hills, KY (leased)
201 N. Main Street, Nicholasville, KY
995 S. Main Street (Kroger Store), Nicholasville, KY (leased)
986 N. Main Street, Nicholasville, KY
106 S. Lexington Avenue, Wilmore, KY

Data Processing Center
102 Byplass Plaza, Frankfort, KY

Leasing One Corporation & Farmers Capital Insurance Corporation
201 W. Main Street, Frankfort, KY

The Company considers its properties to be suitable and adequate based on its present needs.

Item 3. Legal Proceedings

As of December 31, 2006, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material adverse effect upon the consolidated financial statements of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The following table provides information with respect to shares of common stock repurchased by the Company during the quarter ended December 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2006 to October 31, 2006	2,967	$ 34.16	2,967	153,145
November 1, 2006 to November 30, 2006	130	33.94	130	153,015
December 1, 2006 to December 31, 2006				153,015
Total	3,097	$ 34.15	3,097

On January 27, 2003, the Company’s Board of Directors authorized the purchase of up to 300,000 shares of the Company’s outstanding common stock. No stated expiration date was established under this plan. Generally, the stock repurchase plan allows the Company to proactively manage its capital position and return excess capital to its shareholders.

Performance Graph

The following graph sets forth a comparison of the five-year cumulative total returns among the shares of Company Common Stock, the NASDAQ Composite Index ("broad market index") and Southeastern Banks under 1 Billion Market-Capitalization ("peer group index"). Cumulative shareholder return is computed by dividing the sum of the cumulative amount of dividends for the measurement period and the difference between the share price at the end and the beginning of the measurement period by the share price at the beginning of the measurement period. The broad market index includes over 3,000 domestic and international based common shares listed on The NASDAQ Stock Market. The peer group index consists of 40 banking companies in the Southeastern United States. The Company is among the 40 companies included in the peer group index.

	2001	2002	2003	2004	2005	2006
Farmers Capital Bank Corporation	$100.00	$94.03	$99.97	$125.76	$97.61	$114.84
NASDAQ Composite	100.00	71.97	107.18	117.07	120.50	137.02
Southeastern Banks Under 1 Billion Market Capitalization	100.00	119.52	169.59	202.36	206.28	240.80

Corporate Address
The headquarters of Farmers Capital Bank Corporation is located at:
202 West Main Street
Frankfort, Kentucky 40601

Direct correspondence to:
Farmers Capital Bank Corporation
P.O. Box 309
Frankfort, Kentucky 40602-0309
Phone: (502) 227-1668
www.farmerscapital.com

Annual Meeting
The annual meeting of shareholders of Farmers Capital Bank Corporation will be held Tuesday, May 8, 2007 at 11:00 a.m. at the main office of Farmers Bank & Capital Trust Co., Frankfort, Kentucky.

Form 10-K
For a free copy of Farmers Capital Bank Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission, please write:

C. Douglas Carpenter, Senior Vice President, Secretary, & Chief Financial Officer
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
502-589-4000

The Transfer Agent and Registrar for Farmers Capital Bank Corporation is American Stock Transfer & Trust Company.

American Stock Transfer & Trust Company
Shareholder Relations
59 Maiden Lane - Plaza Level
New York, NY 10038
PH: 800-937-5449
Fax: 718-236-2641
Email: Info@amstock.com
Website: www.amstock.com

Additional information is set forth under the captions “Shareholder Information” and “Stock Prices” on pages 39 and 40 under Part II, Item 7 and Note 17 in the notes to the Company's 2006 audited consolidated financial statements on pages 67 and 68 of this Form 10-K and is hereby incorporated by reference.

Item 6. Selected Financial Data

Selected Financial Highlights

December 31, (In thousands, except per share data)	2006	2005	2004	2003	2002
Results of Operations
Interest income	$92,340	$65,651	$55,296	$52,218	$59,695
Interest expense	41,432	24,409	16,729	17,565	22,789
Net interest income	50,908	41,242	38,567	34,653	36,906
Provision for loan losses	965	622	856	1,895	4,095
Noninterest income	20,459	19,867	17,164	17,179	15,797
Noninterest expense	53,377	42,164	38,812	34,555	33,256
Income from continuing operations	13,665	14,532	13,064	12,267	11,861
Income from discontinued operations[1]	7,707	1,240	328	696	700
Net income	21,372	15,772	13,392	12,963	12,561
Per Share Data
Basic:
Income from continuing operations	$1.82	$2.13	$1.94	$1.82	$1.73
Net income	2.85	2.31	1.99	1.93	1.83
Diluted:
Income from continuing operations	1.82	2.12	1.93	1.81	1.72
Net income	2.84	2.30	1.98	1.92	1.82
Cash dividends declared	1.43	1.32	1.32	1.29	1.25
Book value	22.60	20.87	19.38	18.83	18.52
Selected Ratios
Percentage of income from continuing operations to:
Average shareholders’ equity (ROE)	8.49%	10.81%	10.21%	9.83%	9.48%
Average total assets[2] (ROA)	.85	1.10	1.07	1.07	1.07
Percentage of dividends declared to income from continuing operations	78.89	61.67	68.10	70.70	72.41
Percentage of average shareholders’ equity to average total assets[2]	10.04	10.19	10.45	10.88	11.23
Total shareholders’ equity	$178,441	$154,236	$131,450	$126,471	$125,773
Total assets	1,824,366	1,673,943	1,399,896	1,324,341	1,280,108
Long-term debt	87,992	75,291	51,265	53,932	55,593
Weighted Average Shares Outstanding
Basic	7,511	6,831	6,737	6,727	6,870
Diluted	7,526	6,864	6,780	6,770	6,910

1Includes gain on disposals of $6,417 during 2006.
2Excludes assets of discontinued operations.

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

Return on average equity (ROE)
Net income divided by average shareholders’ equity. Measures the relative profitability of the shareholders' investment in the Company.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following pages present management’s discussion and analysis of the consolidated financial condition and results of operations of Farmers Capital Bank Corporation (the “Company”), a financial holding company, and its bank and nonbank subsidiaries. Bank subsidiaries include Farmers Bank & Capital Trust Co. (“Farmers Bank”) in Frankfort, KY and its significant wholly-owned subsidiaries Leasing One Corporation (“Leasing One”) and Farmers Capital Insurance Corporation (“Farmers Insurance”). Leasing One is a commercial leasing company in Frankfort, KY and Farmers Insurance is an insurance agency in Frankfort, KY; Farmers Bank and Trust Company in Georgetown, KY (“Farmers Georgetown”) and its wholly-owned subsidiary Pro Mortgage Partners, LLC (“Pro Mortgage”), a mortgage brokerage company offering a variety of fixed rate loan products; First Citizens Bank in Elizabethtown, KY; United Bank & Trust Co. in Versailles, KY; Lawrenceburg National Bank in Harrodsburg, KY; Kentucky Banking Centers, Inc. in Glasgow, KY ("KBC"), which was sold during 2006; Citizens Bank of Northern Kentucky, Inc. in Newport, KY (“Citizens Northern”); and Citizens National Bank of Jessamine County in Nicholasville, KY (“Citizens Jessamine”) acquired on October 1, 2006. The Company has three active nonbank subsidiaries, FCB Services, Inc. (“FCB Services”), Kentucky General Holdings, LLC (“Kentucky General”), and FFKT Insurance Services, Inc. (“FFKT Insurance”). FCB Services is a data processing subsidiary located in Frankfort, KY, which provides services to the Company’s banks as well as unaffiliated banks. Kentucky General holds a 50% voting interest in KHL Holdings, LLC, which is the parent company of Kentucky Home Life Insurance Company. FFKT Insurance is a captive property and casualty insurance company insuring primarily deductible exposures and uncovered liability related to properties of the Company. For a complete list of the Company’s subsidiaries, please refer to the discussion under the heading “Organization” included in Part 1, Item 1 of this Form 10-K. The following discussion should be read in conjunction with the audited consolidated financial statements and related Notes that follow.

Forward-Looking Statements
This report contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. In general, forward-looking statements relate to a discussion of future financial results or projections, future economic performance, future operational plans and objectives, and statements regarding the underlying assumptions of such statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company and its subsidiaries operate) and lower interest margins; competition for the Company’s customers from other providers of financial services; deposit outflows or reduced demand for financial services and loan products; government legislation, regulation, and changes in monetary and fiscal policies (which changes from time to time and over which the Company has no control); changes in interest rates; inflation; material unforeseen changes in the liquidity, results of operations, or financial condition of the Company’s customers; changes in the level of non-performing assets and charge-offs; the capability of the Company to successfully enter into a definitive agreement for and close anticipated transactions; the possibility that acquired entities may not perform as well as expected; unexpected claims or litigation against the Company; technological or operational difficulties; the impact of new accounting pronouncements and changes in policies and practices that may be adopted by regulatory agencies; acts of war or terrorism; and other risks or uncertainties detailed in the Company’s filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company. The Company expressly disclaims any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations.

DISCONTINUED OPERATIONS
In June 2006, the Company announced that it had entered into a definitive agreement to sell KBC, its wholly-owned subsidiary based in Glasgow, Kentucky. In addition, Farmers Georgetown entered into a definitive agreement during August 2006 to sell its Owingsville and Sharpsburg branches in Bath County (the “Branches”). These sales were completed during the fourth quarter of 2006. All prior period results included herein have been reclassified to conform to the current presentation which displays the operating results of KBC and the Branches as discontinued operations. These reclassifications had no effect on net income or shareholders’ equity. Unless otherwise noted, this Management’s Discussion and Analysis of Financial Condition and Results of Operations relate only to the Company’s continuing operations.

The majority of the Company’s current operations are located in and around the larger population areas of Central and Northern Kentucky. The decision to sell KBC and the Branches allows the Company to focus its resources on geographical areas it has determined to have the highest potential, including new and existing markets.

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

The most significant accounting policies followed by the Company are presented in Note 1 of the Company’s 2006 audited consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this management’s discussion and analysis of financial condition and results of operations, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and accounting for business acquisitions to be the accounting areas that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

The allowance for loan losses represents credit losses specifically identified in the loan portfolio, as well as management's estimate of probable credit losses in the loan portfolio at the balance sheet date. Determining the amount of the allowance for loan losses and the related provision for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset group on the consolidated balance sheets. Additional information related to the allowance for loan losses that describes the methodology and risk factors can be found under the captions “Asset Quality” and “Nonperforming Assets” in this management’s discussion and analysis of financial condition and results of operation, as well as Notes 1 and 5 of the Company’s 2006 audited consolidated financial statements.

The Company accounts for its business acquisitions as a purchase in accordance with Statement of Financial Accounting Standards No. 141, whereby the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value. The excess of the purchase price over estimated fair value of the net identifiable assets is allocated to goodwill. The Company engages third-party appraisal firms to assist in determining the fair values of certain assets acquired and liabilities assumed. Determining fair value of assets and liabilities requires many assumptions and estimates. These estimates and assumptions are sometimes refined subsequent to the initial recording of the transaction with adjustments to goodwill as information is gathered and final appraisals are completed. The changes in these estimates could impact the amount of tangible and intangible assets, including goodwill, and liabilities, ultimately recorded on our balance sheet as a result of an acquisition and could impact our operating results subsequent to such acquisition. We believe that our estimates have been materially accurate in the past.

EXECUTIVE LEVEL OVERVIEW

The Company offers a variety of financial products and services at its 35 banking locations in 22 communities throughout Central and Northern Kentucky. The most significant products and services include consumer and commercial lending and leasing, receiving deposits, providing trust services, and offering other traditional banking products and services. The primary goals of the Company are to continually improve profitability and shareholder value, maintain a strong capital position, provide excellent service to our customers through our community banking structure, and to provide a challenging and rewarding work environment for our employees.

The Company generates a significant amount of its revenue, cash flows, and net income from interest income and net interest income, respectively. Interest income is generated by earnings on the Company’s earning assets, primarily loans and investment securities. Net interest income is the excess of the interest income earned on earning assets over the interest expense paid on amounts borrowed to support those earning assets. Interest expense is paid primarily on deposit accounts and other short and long-term borrowing arrangements. The ability to properly manage net interest income under changing market environments is crucial to the success of the Company.

In assessing the Company’s financial performance in this report, the following items of note should be considered:

•
Since 2004, the general trend of the short-term interest rate environment has been upward primarily as a result of short-term interest rate increases by the Federal Reserve Board (the “Fed”). The Fed began to increase the short-term federal funds rate by increments of 25 basis points during the last half of 2004 that continued into 2006. In all, the federal funds rate was increased 125 basis points during 2004, 200 basis points during 2005, and 100 basis points during 2006 and ended the year at 5.25%. The prime interest rate, which significantly impacts the Company’s loan portfolio, moved in a similar manner as the federal funds rate in the periods discussed above. Longer-term yields, such as for the 3, 5, 10, and 20 year treasuries, were also up at year-end 2006 compared to year-end 2005, with the 3, 5, and 10 year notes up 37, 35,  and 32 basis points, respectively and the 20 year bond up 30 basis points. For the Company, this has had a relatively neutral impact on net interest spread in the twelve-month comparison of 2006 compared to 2005. Net interest spread for 2005 was unchanged at 3.32% in the comparable periods. Net interest margin increased 6 basis points to 3.75% from 3.69% due to the impact of noninterest bearing sources of funds used to support the increase in interest earning assets.

•
On October 1, 2006, the Company acquired 100% of the outstanding common shares of Citizens Bancshares. Citizens Bancshares, which was subsequently merged into the Company, was the parent company of Citizens Jessamine before the merger. Citizens Jessamine operates four banking locations in Jessamine County in Central Kentucky. The impact on this acquisition was an immediate increase in loans and deposits of $120 million and $139 million, respectively, to the Company’s consolidated balance sheet. The purchase also resulted in an additional $14.6 million and $4.5 million of goodwill and core deposit intangible assets, respectively. The additional core deposit intangible added $255 thousand in amortization expense for the Company in 2006.

•
During the fourth quarter of 2006 the Company sold KBC and the Bath County branches of its Farmers Georgetown bank subsidiary. The Company recorded a pretax gain on these sales of $9.8 million. The impact from these sales, which has been classified as discontinued operations, was a decrease in net loans and deposits of $88.6 million and $146 million, respectively.

•
On December 6, 2005, the Company acquired Citizens Bancorp in a cash and stock transaction. Citizens Bancorp is the former parent company of Citizens Northern, which has eight banking locations in our Northern Kentucky market. The impact of this acquisition generally resulted in higher income and expense amounts during 2006 compared to 2005 due to the timing of this transaction.

•
In addition to the four new banking sites acquired in the Citizens Jessamine purchase, the Company replaced one existing site in Elizabethtown and opened new branches in Danville, Independence, and Crestview Hills. Additional sites are anticipated to open during 2007.

RESULTS OF OPERATIONS

Consolidated net income was $21.4 million for 2006, an increase of $5.6 million or 35.5% compared to $15.8 million reported for 2005. Basic and diluted net income per share was $2.85 and $2.84 in 2006, an increase of $.54 or 23.4% (basic) and $.54 or 23.5% (diluted) compared to $2.31 and $2.30 a year earlier. Gains on the disposal of discontinued operations during 2006, net of tax, was $6.4 million.

Income from continuing operations was $13.7 million for 2006, a decline of $867 thousand or 6.0% from $14.5 million for 2005. Basic and diluted income per share from continuing operations was $1.82 for the current twelve months, a decrease of $.31 or 14.6% on a basic per share basis and $.30 or 14.2% on a diluted per share basis compared to a year earlier.

The percentage change in net income in the comparable periods is not proportional to the percentage change in per share earnings due mainly to the effect of an additional 584 thousand shares issued in connection with the December 6, 2005 acquisition of Citizens Bancorp and an additional 464 thousand shares issued in connection with the October 1, 2006 acquisition of Citizens Jessamine. The operating results related to Citizens Bancorp and Citizens Jessamine generally increased reported income and expense line items in the current twelve-month periods compared to a year ago due to the timing of the acquisitions. Net loans and deposits acquired from Citizens Bancorp on the date of purchase were $149 million and $173 million, respectively. Net loans and deposits acquired from Citizens Jessamine on the date of purchase were $120 million and $139 million, respectively.

An increase in net interest income, which was fueled by the Citizens Bancorp and Citizens Jessamine acquisitions, had a significant impact on net income for the twelve months ended December 31, 2006. Net interest income was $50.9 million for the current year. This represents an increase of $9.7 million or 23.4% compared to 2005. The increase in net interest income is primarily due to higher interest on loans of $24.7 million or 47.0%, partially offset by $13.4 million or 70.2% higher interest expense on deposits. The Citizens

Bancorp acquisition accounted for $6.7 million of the increase in net interest income, including $11.0 million higher interest from loans partially offset by $5.2 million higher interest expense on deposits. The Citizens Jessamine acquisition accounted for $1.4 million of the increase in net interest income in 2006, including $2.2 million higher interest from loans partially offset by $1.2 million higher interest expense on deposits.

The provision for loan losses increased $343 thousand or 55.1% during 2006 compared to a year earlier. The percentage increase is not indicative of a decline in credit quality of the loan portfolio, but rather to a large increase in loan volume. Due to relatively low amounts recorded in the prior year, even a moderate increase in dollars can result in a large percentage change. The increase in the provision for loan losses was also impacted by the Citizens Jessamine acquisition during the fourth quarter of 2006, which accounts for $196 thousand of the increase. The amount of net charge-offs for 2006 remain relatively low at 0.1% of net loans outstanding.

Noninterest income was $20.5 million in 2006, up $592 thousand or 3.0% compared to 2005. The increase in noninterest income was driven mainly by higher service charges on deposits of $648 thousand or 7.6%. Non-deposit service charges, commissions, and fees also increased $372 thousand or 16.6% in the comparison. Both line items were fueled by the Citizens Bancorp and Citizens Jessamine acquisitions. The increase in noninterest income also reflects a one-time gain of $700 thousand on the sale of the Company’s credit card portfolio recorded in the first quarter of 2005. Excluding the effect of the one-time gain on the sale of the credit card portfolio in the prior year, noninterest income grew $1.3 million or 6.7% during 2006 compared to 2005.

The Company recorded a loss of $195 thousand on the sale of available for sale investment securities during 2006 compared to a loss of $3 thousand during 2005. Trust department income increased $174 thousand or 10.8% in the comparison. Income from company-owned life insurance was up $154 thousand or 13.0% in 2006 compared to 2005. Allotment processing fees were $55 thousand or 2.1% lower in 2006 due to procedural changes and volume losses related to Hurricane Katrina beginning late in the third quarter of 2005.

Noninterest expenses were $53.4 million in 2006, which represents an increase of $11.2 million or 26.6%. The increase in noninterest expenses occurred across a broad range of line items and is generally attributed to the Citizens Bancorp and Citizens Jessamine acquisitions. The most significant increase was salaries and employee benefits, which was up $6.6 million or 29.7% in the comparison. The increase in salaries and employee benefits was primarily driven by an increase in the average number of full time equivalent employees to 546 from 467 and $1.3 million related to the initial-year impact of the adoption of a new paid time off policy for the Company’s employees. Combined other noninterest expenses increased $4.6 million or 23.1% and occurred across a broad range of categories. These increases are generally attributed to the purchases of Citizens Bancorp and Citizens Jessamine. The effective income tax rate was 19.7% for the current twelve-month period compared to 20.7% a year earlier.

Excluding the gain on sale of discontinued operations (net of tax) of $6.4 million, the Company had income from discontinued operations of $1.3 million for 2006. This represents an increase of $50 thousand compared to 2005. As previously disclosed, the Company completed the sale of its KBC subsidiary and the Bath County branches of Farmers Georgetown during the fourth quarter of 2006.

The return on assets (“ROA”) was .85% in 2006, a decrease of 25 basis points from the prior year-end. Noninterest income and noninterest expenses as a percentage of average assets contributed to 23 basis points and 14 basis points, respectively, to the decrease which was partially offset by a 10 basis point lower amount of income tax expense relative to average assets. The return on equity (“ROE”) decreased 232 basis points to 8.49% compared to 10.81% in the prior year. The decrease in ROE is a result of the $867 thousand decrease in income from continuing operations combined with an increase in average equity capital of $26.6 million or 19.8%.

Interest Income

Interest income results from interest earned on earning assets, which primarily include loans and investment securities. Interest income is affected by volume (average balance), composition of earning assets, and the related rates earned on those assets. Total interest income for 2006 was $92.3 million, an increase of $26.7 million or 40.7% from the previous year. The increase in interest income is a result of both higher average asset volumes, primarily loans, and higher average rates earned on earning assets. The increase in average loan balances outstanding resulted from both the Citizens Jessamine and Citizens Northern acquisitions along with internally generated loan growth. Interest income on securities grew as a result of a higher average rate earned on the investments. The Company’s tax equivalent yield on earning assets for the current year was 6.7%, an increase of 90 basis points compared to 5.8% the same period a year ago.

Interest and fees on loans was $77.3 million, an increase of $24.7 million or 47.0% compared to $52.6 million a year earlier. Average loans increased $246 million or 30.6% to $1.1 billion in the comparison fueled by $177 million additional average loan balances outstanding from the Citizens Jessamine and Citizens Northern acquisitions and higher loan demand at our pre-existing bank subsidiaries in what remains a relatively low rate environment. On October 1, 2006, the Company purchased $120 million in loans related to the Citizens Jessamine acquisition and on December 6, 2005 the Company purchased $149 million in loans related to the Citizens Northern acquisition. A higher average rate earned on loans also contributed to the rise in interest income. New loans and variable rate loans repricing during the current year have generally repriced higher as market interest rates have moved upward. The tax equivalent yield on loans increased 83 basis points to 7.4% from 6.6% in the annual comparison. Interest on taxable securities was $9.0 million, an increase of $1.5 million or 20.6% due to an increase in the average rate earned. The average rate earned on taxable securities increased 67 basis points to 4.3% from 3.6% while the average balance grew $3.4 million or 1.6% to $212 million. Taxable equivalent interest on nontaxable securities decreased $141 thousand or 2.6% due mainly to a 20 basis point lower average rate (TE) earned of 5.8% from 6.0%. Interest on short-term investments, including time deposits in other banks, federal funds sold, and securities purchased under agreements to resell, increased $544 thousand due to an increase in the average rate earned of 113 basis points, which offset lower average balances outstanding of $5.8 million.

Interest Expense

Interest expense results from incurring interest on interest bearing liabilities, which primarily include interest bearing deposits, federal funds purchased and securities sold under agreements to repurchase, and other borrowed funds. Interest expense is affected by volume, composition of interest bearing liabilities, and the related rates paid on those liabilities. Total interest expense was $41.4 million for 2006, an increase of $17.0 million or 69.7% from the prior year. Interest expense increased as a result of higher average rates paid and higher average interest bearing liabilities outstanding during the current year. The increase in average interest bearing liabilities was impacted by the Citizens Jessamine and Citizens Northern acquisitions. The Company acquired $142 million and $177 million in interest bearing liabilities, primarily deposits, from the Citizens Jessamine and Citizens Northern acquisitions that accounted for $1.2 million and $5.6 million of the increase in total interest expense, respectively. The Company’s cost of funds was 3.4% for 2006, an increase of 90 basis points from 2.5% for the prior year. The higher cost of funds was led by a 156 basis point increase in the average rate paid on federal funds purchased and securities sold under agreements to repurchase, which is reflective of the higher trend in short term market interest rates by the Fed during 2006. The average rate paid for other interest bearing liabilities also moved upward as a result of the overall economic environment.

Interest expense on time deposits, the largest component of total interest expense, increased $9.7 million or 65.9% to $24.3 million. The increase in interest expense on time deposits was equally attributed to a $133.6 million increase in the average outstanding balance to $587 million and a 91 basis point increase in average rates paid to 4.2%. Interest expense on savings deposits and interest bearing demand deposits increased $1.9 million or 72.3% and $1.9 million or 101%, respectively. These increases were due primarily to an increase in the average rate paid on savings and interest bearing demand deposits of 67 basis points and 57 basis points, respectively. Average savings deposits and interest bearing demand deposits increased $30.6 million or 16.8% and $45.9 million or 21.4%, respectively.

Interest expense on federal funds purchased and securities sold under agreements to repurchase increased $1.8 million or 69.0% due mainly to an increase in the average rate paid of 156 basis points to 4.7%. The increase in rate is mainly due to the increase in short term market interest rates by the Fed during 2006. Interest expense on subordinated notes payable to unconsolidated trusts increased to $1.7 million in 2006 from $623 thousand in 2005. The Company completed a private offering of preferred securities through Company-sponsored trusts totaling $25.0 million during July 2005. The increase in interest expense related to the preferred securities is attributed to both the timing of the transaction, which occurred during the middle of 2005, and the rate on the debt that has repriced upward in the current interest rate environment. Interest expense on other borrowed funds consists primarily of Federal Home Loan Bank (“FHLB”) borrowings. Interest expense on other borrowed funds was $2.8 million, an increase of $700 thousand or 33.6% due to both a $6.3 million or 12.0% increase in the average balance outstanding to $59.1 million and a 76 basis point increase in the average rate paid to 4.8% from 4.0%.

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

Tax equivalent net interest income was $53.1 million for 2006, an increase of $9.8 million or 22.6% compared to $43.3 million in 2005. The net interest margin was 3.8%, an increase of 6 basis points from 3.7% in the prior year. Net interest spread was unchanged at 3.3%, while the impact of noninterest bearing sources of funds positively impacted net interest margin by 6 basis points. The effect of noninterest bearing sources of funds on net interest margin is reflective of an increasing overall interest rate environment. The effect of noninterest bearing sources of funds on net interest margin typically increases in a rising rate environment.

During 2006, the tax equivalent yield on total earning assets and the cost of funds both increased 90 basis points and ended the year at 6.7% and 3.4%, respectively. This resulted in the net interest spread of 3.3% for year-ends 2006 and 2005 as indicated above. Although the yield on earning assets and the cost of funds both increased 90 basis points, net interest income increased because the earning asset base is greater than the amount of interest bearing liabilities.

The Company remains proactive in management of the rate sensitive components of both its assets and liabilities. This task continues to be challenging due to competitive market factors and the effects of a dynamic interest rate environment, that is, however, still relatively low in a historical context. Beginning in 2004, the Fed increased the short-term federal funds rate five times totaling 125 basis points. This trend continued throughout 2005 and into 2006, with eight additional rate increases totaling 200 basis points in 2005 and four rate increases totaling 100 basis points in 2006. The prime interest rate, which for the Company has a significant impact on interest income on loans, moved in a similar manner to that of the federal funds rate. Predicting the movement of future interest rates is uncertain. During the past year, the average rates on the two most significant components of net interest income for the Company, loans and time deposits, both increased. Should interest rates continue to increase, the Company’s cost of funds may also increase and could continue to increase faster than the yields on earning assets, resulting in even smaller net interest margins. Should interest rates on the Company’s earning assets and interest paying liabilities begin to decline, the Company’s yield on earning assets could potentially decrease faster than its cost of funds.

Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential

Years Ended December 31,	2006			2005			2004
	Average		Average	Average		Average	Average		Average
(In thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Investment securities
Taxable	$212,357	$9,025	4.25%	$208,967	$7,483	3.58%	$220,518	$7,321	3.32%
Nontaxable[1]	91,413	5,278	5.77	90,758	5,419	5.97	91,060	5,721	6.28
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	62,378	2,355	3.78	68,212	1,811	2.65	40,349	472	1.17
Loans [1,2,3]	1,051,002	77,836	7.41	805,014	52,990	6.58	735,697	43,874	5.96
Total earning assets	1,417,150	$94,494	6.67%	1,172,951	$67,703	5.77%	1,087,624	$57,388	5.28%
Allowance for loan losses	(11,094)			(10,528)			(10,811)
Total earning assets, net of allowance for loan losses	1,406,056			1,162,423			1,076,813
Nonearning Assets
Cash and due from banks	77,509			75,302			84,674
Premises and equipment, net	32,029			22,759			21,403
Other assets	88,044			58,566			41,637
Assets of discontinued operations	129,827			148,474			131,845
Total assets	$1,733,465			$1,467,524			$1,356,372
Interest Bearing Liabilities
Deposits
Interest bearing demand	$260,417	$3,774	1.45%	$214,548	$1,878.88%		$214,150	$1,077.50%
Savings	212,948	4,437	2.08	182,337	2,575	1.41	176,723	1,668.94
Time	587,047	24,343	4.15	453,419	14,677	3.24	390,195	10,637	2.73
Federal funds purchased and securities sold under agreements to repurchase	92,092	4,348	4.72	81,318	2,573	3.16	90,092	1,293	1.44
Other borrowed funds	84,869	4,530	5.34	64,027	2,706	4.23	54,257	2,055	3.79
Total interest bearing liabilities	1,237,373	$41,432	3.35%	995,649	$24,409	2.45%	925,417	$16,730	1.81%
Noninterest Bearing Liabilities
Commonwealth of Kentucky deposits	38,627			37,978			35,875
Other demand deposits	157,355			141,219			133,767
Other liabilities	7,705			11,292			8,634
Liabilities of discontinued operations	131,437			147,010			124,686
Total liabilities	1,572,497			1,333,148			1,228,379
Shareholders’ equity	160,968			134,376			127,993
Total liabilities and shareholders’ equity	$1,733,465			$1,467,524			$1,356,372
Net interest income		53,062			43,294			40,658
TE basis adjustment		(2,154)			(2,052)			(2,091)
Net interest income		$50,908			$41,242			$38,567
Net interest spread			3.32%			3.32%			3.47%
Effect of noninterest bearing sources of funds			.43			.37			.27
Net interest margin			3.75%			3.69%			3.74%

[1]	Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
[2]	Loan balances include principal balances on nonaccrual loans.
[3]	Loan fees included in interest income amounted to $2.0 million, $2.1 million, and $1.8 million for 2006, 2005, and 2004, respectively.

The following table is an analysis of the change in net interest income.

Analysis of Changes in Net Interest Income (tax equivalent basis)

	Variance	Variance Attributed to		Variance	Variance Attributed to
(In thousands)	2006/2005[1]	Volume	Rate	2005/2004[1]	Volume	Rate
Interest Income
Taxable investment securities	$1,542	$123	$1,419	$162	$(394)	$556
Nontaxable investment securities[2]	(141)	39	(180)	(302)	(19)	(283)
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	544	(167)	711	1,339	473	866
Loans[2]	24,846	17,586	7,260	9,116	4,333	4,783
Total interest income	26,791	17,581	9,210	10,315	4,393	5,922
Interest Expense
Interest bearing demand deposits	1,896	471	1,425	801	2	799
Savings deposits	1,862	486	1,376	907	54	853
Time deposits	9,666	4,950	4,716	4,040	1,876	2,164
Federal funds purchased and securities sold under agreements to repurchase	1,775	375	1,400	1,280	(137)	1,417
Other borrowed funds	1,824	1,010	814	651	396	255
Total interest expense	17,023	7,292	9,731	7,679	2,191	5,488
Net interest income	$9,768	$10,289	$(521)	$2,636	$2,202	$434
Percentage change	100.0%	105.3%	(5.3)%	100.0%	83.5%	16.5%

[1]	The changes which are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
[2]	Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Noninterest Income

Noninterest income totaled $20.5 million for 2006, an increase of $592 thousand or 3.0% compared to $19.9 million in 2005. Noninterest income represented 18.1% of total revenue at year-end 2006, a decline of 509 basis points from 23.2% for 2005. The decrease in noninterest income as a percentage of total income is attributed to the makeup of the revenue streams of Citizens Bancshares and Citizens Jessamine acquisitions, which are more heavily weighted toward interest income. The increase in noninterest income also reflects a one-time gain of $700 thousand on the sale of the Company’s credit card portfolio recorded in the first quarter of 2005. Excluding the effect of the one-time gain on the sale of the credit card portfolio in the prior year, noninterest income grew $1.3 million or 6.7% during 2006 compared to 2005.

The $592 thousand increase in noninterest income was driven mainly by higher service charges on deposits of $648 thousand or 7.6% and non-deposit service charges, commissions, and fees of $372 thousand or 16.6% in the comparison. Both line items were fueled by the Citizens Bancorp and Citizens Jessamine acquisitions which added an additional $1.2 million in service charges on deposits and $386 thousand in non-deposit service charges, commissions, and fees. The additional $1.2 million in service charges on deposits resulting from these acquisitions offset declines among our pre-existing locations as follows: overdraft fees $266 thousand; Commonwealth of Kentucky $253 thousand; and dormant fees $148 thousand. The additional $386 thousand of non-deposit service charges, commissions, and fees from the acquisitions offset a relatively flat or slight decline in fees among our pre-existing locations occurring across a broad range of line items. The lower fees from the Commonwealth of Kentucky is closely related to the lower correspondent bank fees discussed under the caption “Noninterest Expense” below and is attributed to lower volume.

Trust income was $1.8 million for 2006, an increase of $174 thousand or 10.8% compared to 2005. The increase is mainly attributed the Citizens Bancorp acquisition, which accounted for $134 thousand of the increase. Income from company-owned life insurance was up $154 thousand or 13.0%. Citizens Bancorp accounted for $114 thousand of the increase with the remaining attributed mainly to higher crediting rates on the underlying investments.

A net loss of $195 thousand was recorded on the sale of available for sale investment securities in the current year and is a result of periodic sales of securities for asset/liability management. Allotment processing fees were $2.6 million in 2006, a decline of $55 thousand or 2.1% compared to a year earlier. The decrease is attributed to procedural changes and volume losses related to Hurricane Katrina beginning late during the third quarter of 2005. Other noninterest income was $744 thousand, a decrease of $438 thousand or 37.1% compared to 2005. Excluding the $700 thousand one-time gain on the sale of the Company’s credit card portfolio during 2005, other noninterest income increased $262 thousand or 54.4% in the comparison mainly due to a gain on the sale of a vacant office building for $125 thousand.

Noninterest Expense

Total noninterest expense was $53.4 million for 2006, an increase of $11.2 million or 26.6% compared to $42.2 million in 2005. The increase in noninterest expense occurred across a broad range of line items and is generally attributed to the Company’s acquisitions and business expansion efforts during 2006. The most significant increases were salaries and employee benefits, which increased $6.6 million or 29.7%, amortization of intangible assets of $1.1 million or 115%, and net occupancy expenses of $913 thousand or 33.2%.

The $6.6 million increase in salaries and employee benefits resulted from an additional 79 average full time equivalent employees (62 from the Citizens Bancorp acquisition), normal salary increases for existing employees, and an increase in benefit costs. Salaries and related payroll taxes increased $5.2 million or 28.9%, with Citizens Bancorp and Citizens Jessamine accounting for $3.8 million or 72.9% of the increase. Also included in the higher salaries and related payroll taxes is an additional $1.3 million related to the initial-year impact of the adoption of a new paid time off policy for employees. Benefit expenses increased $1.3 million or 30.1%, a sharp increase that was boosted by $580 thousand related to Citizens Bancorp and Citizens Jessamine acquisitions. The increase in benefit expenses is mainly attributed to higher health care costs in the current year compared to a year ago. Employee health care claims and the number of employees have increased during the current period compared to the same period a year earlier. Within specified contractual limits, benefit costs move in tandem with their related claims. Noncash compensation expense related to the Company’s nonqualified stock option plan and employee stock purchase plan was $125 thousand. There was no such expense recorded in the comparable period last year since the current period includes the initial recognition of such costs pursuant to SFAS No. 123(R).

Occupancy expense, net of rental income, increased $913 thousand or 33.2% and totaled $3.7 million for 2006. The increase was led by $616 thousand attributed to the Citizens Bancorp and Citizens Jessamine acquisitions along with normal operating increases. Equipment expenses were up $342 thousand or 13.2% to $2.9 million led by a $404 thousand increase attributed to the Citizens Bancorp and Citizens Jessamine acquisitions. Data processing and communications expense was up $819 thousand or 19.7% to $5.0 million. The increase is attributed to the Citizens Bancorp and Citizens Jessamine acquisitions, which added $880 thousand of expense and offset an otherwise modest decline of $61 thousand for the current year. Approximately $570 thousand of the increase in data processing and communication expense is related to data processing expense at Citizens Northern, much of which is expected to decline once Citizens Northern’s processing system is fully converted to the Company’s processing system. Bank franchise taxes increased $454 thousand or 33.0% led by $313 thousand attributed to the Citizens Bancorp and Citizens Jessamine acquisitions. Correspondent bank fees declined $191 thousand or 21.6% and is correlated to the decline in service charges and fees on deposits related to the Commonwealth of Kentucky noted under the caption “Noninterest Income” above. Amortization of intangibles was up $1.1 million or 115% resulting from additional core deposit intangible amortization at Citizens Northern and Citizens Jessamine of $1.3 million. Other noninterest expenses were $8.3 million, an increase of $1.2 million or 16.4% compared to the prior year. The increase in other noninterest expenses was mainly attributed to the Citizens Bancorp and Citizens Jessamine acquisitions.

Income Tax

Income tax expense for 2006 was $3.4 million, a decrease of $431 thousand or 11.4% from the previous year. The effective tax rate was 19.7% for the current year, a decline of 96 basis points from 20.7% in 2005. The decrease in the effective tax rate is due to lower revenues from taxable sources and an increase in revenue from nontaxable insurance activities.

Income From Discontinued Operations

Income from discontinued operations, net of tax, was $7.7 million for 2006, an increase of $6.5 million compared to $1.2 million in 2005. Income from operations for 2006 was $1.3 million, up $50 thousand or 3.9% from 2005. The gain on disposal of discontinued operations was $6.4 million, net of tax, during 2006. Basic and diluted income per share from discontinued operations was $1.03 and $1.02, respectively, for 2006, an increase of $.85 and $.84 compared to $.18 a year earlier. The increase in basic and diluted earning per share from discontinued operations is primarily attributed to the gain on disposal in the current year.

FINANCIAL CONDITION

Total assets related to continuing operations were $1.8 billion at December 31, 2006, up $294 million or 19.2% from the prior year-end. The composition of the Company’s significant assets changed as follows: a $25.8 million or 19.7% increase in cash and cash equivalents; a $234 million or 24.6% increase in net loans; and a $14.4 million or 50.6% increase in goodwill. The changes within the asset groups correlate to the overall funding position of the Company. An increase in primary funding sources was led by a $263 million or 22.1% increase in deposits and an increase in FHLB borrowings of $20.0 million. Payment of the prior year-end accrued purchase price of Citizens Bancorp of $21.8 million was offset primarily by a $17.5 million decline in federal funds sold and securities purchased under agreements to resell. Shareholders’ equity increased $24.2 million or 15.7% to $178 million at year-end 2006.

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

On an average basis, total assets from continuing operations were $1.6 billion for 2006, an increase of $285 million or 21.6% from year-end 2005 mainly due to the Citizens Bancorp and Citizens Jessamine acquisitions. Average earning assets, primarily loans and securities, were $1.4 billion for 2006, an increase of $244 million or 20.8% compared to 2005. Average earning assets represent 88.4% of total average assets from continuing operations on December 31, 2006, a decrease of 55 basis points compared to 88.9% at year-end 2005.

Loans

Loans, net of unearned income, totaled $1.2 billion on December 31, 2006, an increase of $235 million or 24.4% from $963 million at year-end 2005. Higher balances were recorded throughout much of the loan portfolio, with the exception of lease financing. The Citizens Jessamine acquisition accounted for $122 million or 51.7% of the increase in loans; the remaining increase is attributed to internally generated loan growth of $113 million or 11.8% compared to $963 million at year-end 2005. Real estate lending increased $215 million or 31.0% in the comparison, led by $97.8 million attributed to Citizens Jessamine. Real estate mortgage loans make up 61.2% of the total net loans outstanding at December 31, 2006 and increased $127 million or 21.0% compared to a year earlier. Real estate construction loans nearly doubled, with Citizens Jessamine accounting for $30.1 million or 34.1% of the $88.1 million increase from a year ago. Commercial, financial, and agricultural loans increased $23.8 million or 13.7% to $198 million with Citizens Jessamine contributing $19.2 million or 80.5% of the increase. Installment loans were relatively unchanged at year-end 2006 compared to 2005. Lease financing was $33.5 million at year-end 2006, a decline of $4.5 million or 11.9%. On average, loans represented 74.2% of earning assets during 2006 compared to 68.6% for 2005. When loan demand declines, the available funds are redirected to lower earning temporary investments or investment securities, which typically involve a decrease in credit risk and lower yields.

The composition of the loan portfolio, net of unearned income, is summarized in the table below.

(In thousands) December 31,	2006	%	2005	%	2004	%	2003	%	2002	%
Commercial, financial, and agricultural	$197,613	16.5%	$173,797	18.1%	$119,004	15.3%	$99,291	14.7%	$98,392	14.8%
Real estate - construction	176,779	14.7	88,693	9.2	62,111	8.0	44,622	6.6	54,177	8.2
Real estate mortgage - residential	381,081	31.8	331,508	34.4	280,869	36.2	245,737	36.4	229,990	34.7
Real estate mortgage - farmland and other commercial enterprises	351,793	29.4	274,411	28.5	210,701	27.2	192,541	28.5	182,281	27.5
Installment	57,116	4.8	56,169	5.8	63,684	8.2	58,274	8.6	61,932	9.3
Lease financing	33,454	2.8	37,993	4.0	39,348	5.1	35,372	5.2	36,730	5.5
Total	$1,197,836	100.0%	$962,571	100.0%	$775,717	100.0%	$675,837	100.0%	$663,502	100.0%

The following table presents commercial, financial, and agricultural loans and real estate construction loans outstanding at December 31, 2006 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

Loan Maturities

	Within	After One But	After
(In thousands)	One Year	Within Five Years	Five Years	Total
Commercial, financial, and agricultural	$89,589	$58,312	$49,712	$197,613
Real estate - construction	120,894	47,883	8,002	176,779
Total	$210,483	$106,195	$57,714	$374,392

The table below presents commercial, financial, and agricultural loans and real estate construction loans outstanding at December 31, 2006 that are due after one year, classified according to sensitivity to changes in interest rates.

Interest Sensitivity

	Fixed	Variable
(In thousands)	Rate	Rate
Due after one but within five years	$60,426	$45,769
Due after five years	14,787	42,927
Total	$75,213	$88,696

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

The risk-rated methodology includes segregating watch list and past due loans from the general portfolio and allocating specific reserves to these loans depending on their status. For example, watch list loans, which may be identified by the internal loan review risk-rating system or by regulatory examiner classification, are assigned a certain loss percentage while loans past due 30 days or more are assigned a different loss percentage. Each of these percentages considers past experience as well as current factors. The remainder of the general loan portfolio is segregated into three components having similar risk characteristics as follows: commercial loans, consumer loans, and real estate loans. Each of these components is assigned a loss percentage based on their respective 12-quarter historical loss percentage. Additional allocations to the allowance may then be made for subjective factors, such as those mentioned above, as determined by senior managers who are knowledgeable about these matters.

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

The provision for loan losses was $965 thousand in 2006, an increase of $343 thousand or 55.1% compared to $622 thousand for 2005. Total net charge-offs for the Company decreased $905 thousand or 45.1% for year-end 2006 compared to 2005 and were as follows for 2006: commercial, financial, and agricultural loans $224 thousand, real estate lending $119 thousand, installment loans $545 thousand, and lease financing $213 thousand. The decrease in net charge-offs for 2006 compared to 2005 were as follows: commercial, financial, and agriculture $8 thousand or 3.4%; real estate lending $103 thousand or 46.4%; installment loans $449 thousand or 45.2%; and lease financing $345 thousand or 61.8%. The decline in net charge-offs on installment loans is attributed to a higher amount during

 2005 related to the acquisition of Citizens Georgetown during 2004 along with an unusually high volume of lower dollar consumer loans charged-off at one of our bank subsidiaries during 2005. The decrease in net charge-offs related to lease financing is mainly attributed to a high dollar single credit in the manufacturing industry that was charged-off during 2005. Net charge-offs equaled 0.1% of average loans for 2006, a decline of 15 basis points compared to the prior year-end. The allowance for loan losses, which included an increase of $1.1 million as a result of the Citizens Bancshares acquisition, was $12.0 million at year-end 2006 and represented 1.0% of loans net of unearned income at year-end 2006 compared to 1.1% at year-end 2005. The allowance for loan losses as a percentage of nonperforming loans was 278% and 238% at year-end 2006 and 2005, respectively. Management continues to emphasize collection efforts and evaluation of risks within the portfolio. The composition of the Company’s loan portfolio continues to be diverse with no significant concentration to any individual or industry.

The table below summarizes the loan loss experience for the past five years.

Years Ended December 31, (In thousands)	2006	2005	2004	2003	2002
Balance of allowance for loan losses at beginning of year	$11,069	$11,043	$10,088	$9,931	$9,570
Acquisition of Citizens National Bancshares	1,066
Acquisition of Citizens Bancorp, Inc.		1,410
Acquisition of Citizens Bank (Kentucky), Inc.			2,005
Loans charged off:
Commercial, financial, and agricultural	486	301	678	171	336
Real estate	200	288	462	650	2,668
Installment loans to individuals	839	1,254	1,115	898	949
Lease financing	254	602	113	385	144
Total loans charged off	1,779	2,445	2,368	2,104	4,097
Recoveries of loans previously charged off:
Commercial, financial, and agricultural	262	69	119	73	62
Real estate	81	66	89	47	71
Installment loans to individuals	294	260	229	227	226
Lease financing	41	44	25	19	5
Total recoveries	678	439	462	366	364
Net loans charged off	1,101	2,006	1,906	1,738	3,733
Additions to allowance charged to expense	965	622	856	1,895	4,094
Balance at end of year	$11,999	$11,069	$11,043	$10,088	$9,931
Average loans net of unearned income	$1,051,002	$805,014	$735,697	$663,442	$634,985
Ratio of net charge-offs during year to average loans, net of unearned income	.10%	.25%	.26%	.26%	.59%

The following table presents an estimate of the allocation of the allowance for loan losses by type for the date indicated. Although specific allocations exist, the entire allowance is available to absorb losses in any particular category.

Allowance For Loan Losses

December 31, (In thousands)	2006	2005	2004	2003	2002
Commercial, financial, and agricultural	$2,223	$2,840	$2,108	$2,068	$3,436
Real estate	6,497	5,849	6,206	5,560	4,517
Installment loans to individuals	2,316	1,601	1,634	1,478	1,550
Lease financing	963	779	1,095	982	428
Total	$11,999	$11,069	$11,043	$10,088	$9,931

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

Nonperforming assets totaled $9.4 million at year-end 2006, a decrease of $4.1 million or 30.1% compared to 2005. The decrease is primarily due to a $3.8 million or 42.7% decline in other real estate owned and $334 thousand or 7.2% lower nonperforming loans. The decrease in other real estate owned includes liquidation during 2006 of $4.9 million of the underlying real estate collateral that previously secured loans to a financially troubled builder. The decline in nonperforming loans includes lower nonaccrual loans of $807 thousand or 35.6%, partially offset by $473 thousand or 19.8% higher balance of loans past due 90 days or more and still accruing. The decrease in nonaccrual loans was led by a decline of $768 thousand to a single borrower, of which $475 thousand was transferred to the Company through foreclosure and subsequently liquidated. The increase in loans 90 days or more past due was driven up primarily by three individual credits totaling $1.3 million and offset declines throughout much of the portfolio. Nonperforming loans represent .4% of loans net of unearned income at year-end 2006, a decrease of one basis point from .5% compared to year-end 2005. Information pertaining to nonperforming loans and assets is presented in the table below.

December 31, (In thousands)	2006	2005	2004	2003	2002
Loans accounted for on nonaccrual basis	$1,462	$2,269	$4,990	$4,823	$15,474
Loans past due 90 days or more and still accruing	2,856	2,383	2,831	3,235	3,558
Total nonperforming loans	4,318	4,652	7,821	8,058	19,032
Other real estate owned	5,031	8,786	3,719	1,662	282
Other foreclosed assets	54	21	32	218	60
Total nonperforming assets	$9,403	$13,459	$11,572	$9,938	$19,374

Temporary Investments

Temporary investments consist of interest bearing deposits in other banks and federal funds sold and securities purchased under agreements to resell. The Company uses these funds in the management of liquidity and interest rate sensitivity. At December 31, 2006, temporary investments were $41.2 million, a decrease of $18.3 million or 30.8% compared to $59.5 million at year-end 2005. In 2006, temporary investments averaged $62.4 million, a decline of $5.8 million or 8.6% from year-end 2005. The decrease is primarily a result of the Company’s net funding position, which includes, but is not limited to, the following: a $21.8 million cash payment during the first quarter of 2006 for the purchase of Citizens Bancorp; a $15.3 million cash payment for the purchase of Citizens Jessamine; proceeds from the sale of KBC of $19.9 million; and higher loan demand and increased deposits. Temporary investments are reallocated as loan demand and other investment alternatives present the opportunity.

Investment Securities

The investment securities portfolio is comprised primarily of U.S. government-sponsored agency securities, mortgage-backed securities, and tax-exempt securities of states and political subdivisions. Total investment securities were $334 million on December 31, 2006, an increase of $5.6 million or 1.7% from year-end 2005. The increase in investment securities was boosted by an additional $13.4 million outstanding at year-end 2006 attributed to the Citizens Jessamine acquisition.

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

Investment securities averaged $304 million in total for the current year, up $4.0 million or 1.3%. The increase in average investment securities occurred almost entirely in the taxable portfolio. The Company had a net unrealized loss on available for sale investment securities of $2.0 million at December 31, 2006 compared to a net unrealized loss of $2.7 million at year-end 2005. The $678 thousand improvement in the current period is due primarily to the impact of changing economic conditions. In addition, sector and maturity allocation for the reinvestment of matured or called bonds allowed for a decrease in the portfolio’s duration. Given the year over year change in market interest rates, this decrease in duration brought the portfolio closer to par value.

On December 31, 2006, available for sale securities made up 97.7% of the total investment securities, up from 95.9% from a year earlier. U.S. government-sponsored agencies were $142 million and $124 million at year-end 2006 and 2005, respectively. This represents 43.4% of the total available for sale securities and 42.4% of the total portfolio at year-end 2006. At year-end 2005, U.S. Government-sponsored agencies made up 39.3% of the total available for sale securities and 37.6% of the total portfolio. Obligations of states and political subdivisions in the available for sale and held to maturity portfolio were $88.1 million and $7.8 million, respectively at December 31, 2006. This represents 27.0% and 100% of the available for sale and held to maturity portfolio, respectively. Mortgage-backed securities in the available for sale portfolio were $86.7 million at year-end 2006, a decrease of $11.3 million or 11.5% from year-end 2005. Mortgage-backed securities accounted for 26.6% and 31.1% of the available for sale securities portfolio at December 31, 2006 and 2005, respectively.

The Company realized a net loss of $195 thousand from the sale of available for sale investment securities during 2006, an increase of $192 thousand compared to a net realized loss of $3 thousand during 2005. The increase in the net loss on the sale of available for sale investment securities was due to higher sales activity from normal asset/liability management.

The following table summarizes the carrying values of investment securities on December 31, 2006, 2005, and 2004. The investment securities are divided into available for sale and held to maturity securities. Available for sale securities are carried at the estimated fair value and held to maturity securities are carried at amortized cost.

December 31,	2006		2005		2004
(In thousands)	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity
Obligations of U.S. government-sponsored agencies	$141,832		$123,684		$109,517
Obligations of states and political subdivisions	88,147	$7,788	86,031	$13,610	81,154	$17,885
Mortgage-backed securities	86,716		98,025		108,772
U.S. Treasury securities	484		104
Money market mutual funds	1,396		925
Equity securities	7,910		6,298		5,222
Total	$326,485	$7,788	$315,067	$13,610	$304,665	$17,885

The following table presents an analysis of the contractual maturity and tax equivalent weighted average interest rates of investment securities at December 31, 2006. For purposes of this analysis, available for sale securities are stated at fair value and held to maturity securities are stated at amortized cost. Equity securities in the available for sale portfolio consist primarily of restricted FHLB and Federal Reserve Board stocks, which have no stated maturity and are not included in the maturity schedule that follows.

Available for Sale

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
(In thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Obligations of U.S. government-sponsored agencies	$88,317	4.8%	$43,857	4.4%	$8,675	5.3%	$983	5.4%
Obligations of states and political subdivisions	805	7.0	25,116	6.7	52,785	5.0	9,441	6.4
Mortgage-backed securities	19,941	4.5	19,290	4.8	31,199	4.7	16,286	5.1
U.S. Treasury securities	151	5.1	333	4.9
Money market mutual funds	1,396	4.8
Total	$110,610	4.7%	$88,596	5.3%	$92,659	4.9%	$26,710	5.7%

Held to Maturity

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
(In thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Obligations of states and political subdivisions	$3,778	6.9%	$2,885	6.8%	$0	0%	$1,125	6.3%

The calculation of the weighted average interest rates for each category is based on the weighted average costs of the securities. The weighted average tax rates on exempt states and political subdivisions are computed based on the marginal corporate Federal tax rate of 35%.

Deposits

The Company’s primary source of funding for its lending and investment activities results from its customer deposits, which consist of noninterest and interest bearing demand, savings, and time deposits. On December 31, 2006, deposits were $1.5 billion, an increase of $263 million or 22.1% from year-end 2005. The increase in deposits was led by additional year-end 2006 balances at Citizens Jessamine of $136 million along with an increase of $127 million or 10.7% from pre-existing banking locations. The increase in the deposit portfolio was made up of a $203 million or 20.2% increase in interest bearing deposits combined with a $59.7 million or 32.6% increase in noninterest bearing deposits. The increase in interest bearing deposits include higher time deposits of $185 million or 35.1%, higher savings deposits of $15.6 million or 7.4%, and higher interest bearing demand deposits of $2.9 million or 1.1%. The increase in each deposit category, particularly savings deposits, was positively impacted by the Citizens Jessamine acquisition, which added $114 million in interest bearing deposits at year-end 2006 as follows: time deposits $65.6; savings deposits $39.8 million; and interest bearing demand $8.5 million. End of period noninterest bearing deposits grew mainly as a result of $47.1 million higher deposits related to the Commonwealth of Kentucky and an additional $22.0 million resulting from the Citizens Jessamine acquisition.

Average total deposits were $1.3 billion for 2006, an increase of $227 million or 22.0% compared to 2005. Increases in average deposits were consistent throughout the entire deposit portfolio as follows: noninterest bearing demand of $16.8 million or 9.4%; interest bearing demand of $45.9 million or 21.4%; savings accounts of $30.6 million or 16.8%; and time deposits of $134 million or 29.5%. The Citizens Northern and Citizens Jessamine acquisitions boosted average deposits by $166 million and $35.0 million, respectively, as follows: noninterest bearing demand $16.4 million and $5.9 million; interest bearing demand $45.5 million and $2.0 million; savings deposits $28.0 million and $9.9 million; and time deposits $76.0 million and $17.2 million.

During 2006, total average interest bearing deposits were $1.1 billion, an increase of $210 million or 24.7% from $850 million for 2005. Average noninterest bearing deposits were $196 million, an increase of $16.8 million or 9.4% from $179 million in the prior year.

A summary of average balances and rates paid on deposits follows.

Years Ended December 31,	2006		2005		2004
(In thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest bearing demand	$195,982		$179,197		$169,642
Interest bearing demand	260,417	1.45%	214,548.88%		214,150.50%
Savings	212,948	2.08	182,337	1.41	176,723.94
Time	587,047	4.15	453,419	3.24	390,195	2.73
Total	$1,256,394	2.59%	$1,029,501	1.85%	$950,710	1.41%

Maturities of time deposits of $100,000 or more outstanding at December 31, 2006 are summarized as follows.

(In thousands)	Amount
3 months or less	$35,542
Over 3 through 6 months	37,231
Over 6 through 12 months	89,610
Over 12 months	52,986
Total	$215,369

Short-term Borrowings

Short-term borrowings primarily consist of federal funds purchased and securities sold under agreements to repurchase with year-end balances of $67.9 million, $71.3 million, and $59.6 million in 2006, 2005, and 2004, respectively. Such borrowings are generally on an overnight basis. Other short-term borrowings consist of FHLB borrowings totaling $8.0 million, 0, and $1.0 million at year-end 2006, 2005, and 2004, respectively, and demand notes issued to the U.S. Treasury under the treasury tax and loan note option account totaling $777 thousand, $779 thousand, and $791 thousand in 2006, 2005, and 2004 respectively. A summary of short-term borrowings is as follows.

(In thousands)	2006	2005	2004
Amount outstanding at year-end	$76,718	$72,115	$61,349
Maximum outstanding at any month-end	98,926	166,550	122,671
Average outstanding	94,703	82,030	91,053
Weighted average rate at year-end	4.55%	3.89%	2.09%
Weighted average rate during the year	4.74	3.16	1.44

Long-term Borrowings

Prior to 2005, substantially all of the Company’s long-term borrowings consisted of FHLB advances to the Company’s subsidiary banks. These advances are secured by restricted holdings of FHLB stock that the banks are required to own as well as certain mortgage loans as required by the FHLB. Such advances are made pursuant to several different credit programs, which have their own interest rates and range of maturities. Interest rates on FHLB advances are generally fixed and range between 2.32% and 7.10%, with a weighted average rate of 4.51%, and maturities of up to 14 years. Approximately $21.0 million of the total long-term advances from the FHLB are convertible to a floating interest rate. These advances may convert to a floating interest rate indexed to three-month LIBOR only if LIBOR equals or exceeds 7%. At year-end 2006, the three-month LIBOR was 5.36%. FHLB advances are generally used to increase the Company’s lending activities and to aid the efforts of asset and liability management by utilizing various repayment options offered by the FHLB. Long-term advances from the FHLB totaled $61.2 million at December 31, 2006, an increase of $12.0 million or 24.4% from year-end 2005.

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

The Trusts used the proceeds from the sale of preferred securities, plus capital contributed to establish the trusts, to purchase the Company’s subordinated notes in amounts and bearing terms that parallel the amounts and terms of the respective preferred securities. The subordinated notes mature in 2035 and bear a floating interest rate (current three-month LIBOR plus 150 basis points in the case of the notes held by Trust I and current three-month LIBOR plus 165 basis points in the case of the notes held by Trust II). Interest on the notes is payable quarterly.

The subordinated notes are redeemable in whole or in part, without penalty, at the Company’s option on or after September 30, 2010 and mature on September 30, 2035. The notes are junior in right of payment of all present and future senior indebtedness. At December 31, 2005, the balance of the subordinated notes payable to Trust I and Trust II was $10.3 million and $15.5 million respectively. The interest rates in effect as of the last determination date in 2006 were 6.87% and 7.02% for Trust I and Trust II, respectively.

Contractual Obligations

The Company is contractually obligated to make payments as follows.

	Payments Due by Period
Contractual Obligations (In thousands)	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt	$61,174	$20,447	$20,841	$5,806	$14,080
Subordinated notes payable	25,774				25,774
Unfunded postretirement benefit obligations	4,701	383	813	902	2,603
Operating leases	4,494	613	1,017	760	2,104
Capital lease obligations	1,044	232	480	332
Total	$97,187	$21,675	$23,151	$7,800	$44,561

Long-term FHLB debt represents FHLB advances pursuant to several different credit programs. Long-term FHLB debt and subordinated notes payable are more fully described under the caption “Long-Term Borrowings” above and in Note 8 of the Company’s 2006 audited consolidated financial statements. Payments for borrowings in the table above do not include interest. Postretirement benefit obligations are actuarially determined and estimated based on various assumptions. Estimates can vary significantly each year due to changes in significant assumptions. Capital lease obligations represent amounts relating to the acquisition of data processing hardware and software. Operating leases include standard business equipment used in the Company’s day-to-day business as well as the lease of certain branch sites. Operating lease terms generally range from one to five years, with the ability to extend certain branch site leases at the Company’s option. Payments related to leases are based on actual payments specified in the underlying contracts.

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

At December 31, 2006, the model indicated that if rates were to gradually increase by 200 basis points over the next twelve months, then net interest income (TE) and net income would increase 5.2% and 12.9%, respectively, compared to forecasted results. The model indicated that if rates were to gradually decrease by 200 basis points over the next twelve months, then net interest income (TE) and net income would decrease 2.3% and 5.6%, respectively, compared to forecasted results.

In the current relatively low interest rate environment, it is not practical or possible to reduce certain deposit rates by the same magnitude as rates on earning assets. The average rate paid on some of the Company’s deposits remains below 2%. This situation magnifies the model’s predicted results when modeling a decrease in interest rates, as earning assets with higher yields have more of an opportunity to reprice at lower rates than lower-rate deposits.

LIQUIDITY

Liquidity measures the ability to meet current and future cash flow needs as they become due. For financial institutions, liquidity reflects the ability to meet loan requests, to accommodate possible outflows in deposits, and to capitalize on interest rate market opportunities. A financial institution's ability to meet its current financial obligations is dependent upon the structure of its balance sheet, its ability to liquidate assets, and its access to alternative sources of funds. The Company’s goal is to meet its funding needs by maintaining a level of liquid funds through its asset/liability management.

The Company uses a liquidity ratio to help measure its ability to meet its cash flow needs. This ratio is monitored by ALCO at both the bank level and on a consolidated basis. The liquidity ratio is based on current and projected levels of sources and uses of funds. This measure is useful in analyzing cash needs and formulating strategies to achieve desired results. For example, a low liquidity ratio could indicate that the Company’s ability to fund loans might become more difficult. A high liquidity ratio could indicate that the Company may have a disproportionate amount of funds in low yielding assets, which is more likely to occur during periods of sluggish loan demand. The Company’s liquidity position was lower at year-end 2006 compared to year-end 2005, but remains within ALCO guidelines and considered by management to be at an adequate level.

At the Parent Company level, liquidity is primarily affected by the receipt of dividends from its subsidiary banks (see Note 17 of the Company’s 2006 audited consolidated financial statements), cash balances maintained, and borrowings from nonaffiliated sources. The Parent Company’s primary uses of cash include the payment of dividends to shareholders, repurchasing its common stock, business acquisitions, interest expense on borrowings, and paying for general operating expenses.

The primary source of funds for the Parent Company is the receipt of dividends from its subsidiary banks. As of December 31, 2006, combined retained earnings of the subsidiary banks were $60.9 million, of which $25.7 million was available for the payment of dividends to the Parent Company without obtaining prior approval from bank regulatory agencies. As a practical matter, payment of future dividends is also subject to the maintenance of other capital ratio requirements. Management expects that in the aggregate, its subsidiary banks will continue to have the ability to dividend adequate funds to the Parent Company. In addition, the Parent Company has a $15.0 million unsecured line of credit with an unrelated financial institution available for general corporate purposes. This line of credit matures on June 5, 2007 and bears interest at the three-month LIBOR rate plus 125 basis points.

The Parent Company had cash balances of $11.1 million at year-end 2006, a decrease of $21.0 million or 65.4% from the prior year-end. The decrease in cash at the Parent Company is due primarily to cash payment to Citizens Bancorp shareholders of the cash portion of the purchase price that was accrued at year-end 2005. Other significant cash flows of the Parent Company during 2006 include the receipt of $9.1 million in dividends from its subsidiaries and the payment of $9.6 million in dividend to its shareholders. Each of the Company’s subsidiary banks continued to maintain “well capitalized” status as defined by the FDIC subsequent to their dividend payments. The Parent Company also received $19.9 million in proceeds from the disposal of KBC, which was partially offset by the cash portion of the purchase of Citizens Jessamine of $15.0 million.

The Company's objective as it relates to liquidity is to ensure that its subsidiary banks have funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability. In order to maintain a proper level of liquidity, the subsidiary banks have several sources of funds available on a daily basis that can be used for liquidity purposes. Those sources of funds include the subsidiary banks' core deposits, consisting of both business and nonbusiness deposits; cash flow generated by repayment of principal and interest on loans and investment securities; FHLB borrowings; and federal funds purchased and securities sold under agreements to repurchase. While maturities and scheduled amortization of loans and investment securities are generally a predictable source of funds, deposit outflows and mortgage prepayments are influenced significantly by general interest rates, economic conditions, and competition in our local markets. As of December 31, 2006, the Company had $193 million in additional borrowing capacity under various FHLB, federal funds, and other borrowing agreements.

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

Liquid assets consist of cash, cash equivalents, and available for sale investment securities. At December 31, 2006, liquid assets totaled $483 million, a $37.2 million or 8.3% increase compared to the prior year-end. Cash and equivalents increased $25.8 million or 19.7% combined with an $11.4 million or 3.6% in available for sale investment securities in the comparison. The increase in cash and cash equivalents is due mainly to the overall net funding position of the Company, which changes as loan demand, deposit levels, and other sources and uses of funds fluctuate.

Net cash provided by continuing operating activities was $21.5 million in 2006, an increase of $2.5 million or 13.0% from $19.0 million in the prior year. Net cash used in continuing investing activities was $135 million during 2006 compared to $17.9 million a year earlier. The $117 million increase in the comparison is attributed mainly to an increase in net loans originated for investment of $75.0 million and the Company’s acquisition activity that contributed $31.2 million in the comparison. The most significant item of acquisition activity was the purchase of Citizens Bancorp. During 2005, the Company purchased Citizens Bancorp in which $21.8 million of the cash purchase price was paid during 2006. This transaction resulted in net cash acquired during 2005 of $10.6 million. The cash outflow during 2006 combined with the cash inflow during 2005 accounts for $32.5 million of the additional acquisition activity in the year-end comparison. Net cash provided by continuing financing activities totaled $130 million for the year 2006 compared to $52.1 million during 2005. This represents an increase in cash flows of $77.4 million in the comparison and is due primarily to a net increase in internally generated deposit activity of $93.8 million partially offset by an $18.1 million net decrease in federal funds purchased and securities sold under agreements to repurchase activity during the comparable periods.

In January 2007, First Citizens closed on its transaction to acquire the Military Allotment operation of PNC Bank, National Association in a cash transaction for $13.7 million. First Citizens acquired intangible assets in the form of a customer list and goodwill. It also recorded a core deposit intangible in connection with receiving approximately $11.0 million in deposits from PNC in the transaction. First Citizens will integrate the acquired Military Allotment operation into its existing allotment operations, which specializes in the processing of federal benefit payments and military allotments.

Information relating to off-balance sheet arrangements, which for the Company comprise of commitments to extend credit and standby letters of credit, is disclosed in Note 14 of the Company’s 2006 audited consolidated financial statements. These transactions are entered into in the ordinary course of providing traditional banking services and are considered in managing the Company’s liquidity position. The Company does not expect these commitments to significantly affect the liquidity position in future periods. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options, or similar instruments.

CAPITAL RESOURCES

Shareholders’ equity was $178 million on December 31, 2006 compared to $154 million on December 31, 2005. This represents an increase of $24.2 million or 15.7% in the year-end comparisons. In addition to net income of $21.4 million, other significant changes in shareholders’ equity during 2006 included $15.0 million of common stock issued in connection with the Citizens Jessamine acquisition, $10.8 million of dividends declared, $1.5 million related to stock option compensation, and $820 thousand of treasury stock purchases. Accumulated other comprehensive income decreased $2.5 million during 2006 and was driven by the after-tax effect of $3.1 million related to the implementation of SFAS No. 158, which records the change in the funded status of the Company’s defined benefit postretirement benefit plans.

Under current regulatory requirements, accumulated other comprehensive amounts related to the net unrealized gain or loss on securities available for sale and the funded status of the Company’s defined benefit postretirement benefit plans do not impact regulatory capital; therefore, they are not included in the risk-based capital or leverage ratios.

Consistent with the objective of operating a sound financial organization, the Company’s goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios as of December 31, 2006, the regulatory minimums, and the regulatory standard for a well-capitalized institution are as follows.

	Farmers Capital Bank Corporation	Regulatory Minimum
Tier 1 risk-based	12.23%	4.00%
Total risk-based	13.17	8.00
Leverage	8.47	4.00

The capital ratios of each subsidiary bank were in excess of the applicable minimum regulatory capital ratio requirements at December 31, 2006.

The table below is an analysis of dividend payout ratios and equity to asset ratios for the previous five years.

Years Ended December 31,	2006	2005	2004	2003	2002
Percentage of dividends declared to income from continuing operations	78.89%	61.67%	68.10%	70.70%	72.41%
Percentage of average shareholders’ equity to average total assets[1]	10.04	10.19	10.45	10.88	11.23
1Excludes assets of discontinued operations.

Share Buy Back Program

In January 2003, the Company announced that it intended to purchase up to 300,000 additional shares of its outstanding common stock. This was in addition to the stock purchase plans announced in July 2000 and November 1998 to purchase 500,000 and 400,000 shares, respectively. The Company has purchased 149,000 shares pursuant to the January 2003 announcement. Purchases are dependent on market conditions and there is no guarantee as to the number of shares to be purchased by the Company. Shares would be used for general corporate purposes. Consistent with the objective of maximizing shareholder value, the Company considers the purchase of its outstanding shares in a given price range to be a good investment of the Company’s available funds. At the time of the most recent announcement, the Company had purchased nearly all of the previously authorized shares.

Shareholder Information

As of February 21, 2007, the Company had 2,909 shareholders of record.

Stock Prices

Farmers Capital Bank Corporation's stock is traded on the NASDAQ Stock Market LLC exchange in the Global Select Market tier, with sales prices reported under the symbol: FFKT. The table below lists the stock prices and dividends declared for 2006 and 2005.

Stock Prices

	High	Low	Dividends Declared
2006
Fourth Quarter	$36.98	$32.40	$.44
Third Quarter	34.59	29.78	.33
Second Quarter	32.82	29.25	.33
First Quarter	33.54	30.59	.33

2005
Fourth Quarter	$33.73	$28.54	$.33
Third Quarter	35.85	30.61	.33
Second Quarter	34.64	31.75	.33
First Quarter	41.25	32.90	.33

The closing price per share of common stock on December 29, 2006, the last trading day of the Company’s fiscal year, was $34.13. Dividends declared per share were $1.43 and $1.32 for 2006 and 2005, respectively.

Recently Issued Accounting Standards

Please refer to the caption “Recently Issued But Not Yet Effective Accounting Standards” in Note 1 of the Company’s 2006 audited consolidated financial statements.

2005 Compared to 2004

Consolidated net income for 2005 was $15.8 million, an increase of $2.4 million or 17.8% compared to $13.4 million for 2004. Basic and diluted net income per share for 2005 was $2.31 and $2.30, respectively. This represents an increase of $.32 or 16.1% and 16.2% on a basic and diluted basis, respectively. Income from continuing operations for 2005 was $14.5 million, an increase of $1.5 million or 11.2% from $13.1 million in 2004. Basic and diluted income from continuing operation for 2005 was $2.13 and $2.12, respectively compared to $1.94 and $1.93 in 2004. This represents an increase of $.19 or 9.8% on a basic and diluted basis.

For 2005, the Company reported a $2.7 million or 6.9% increase in net interest income and a lower provision for loan losses of $234 thousand. Net noninterest expense (noninterest expense in excess of noninterest income) grew $649 thousand and the provision for income taxes was up $792 thousand.

The general trend of the short-term interest rate environment for 2005 was upward primarily as a result of short-term interest rate increases by the Fed. The Fed began to increase the short-term federal funds rate by increments of 25 basis points during the last half of 2004 that continued into 2005. In all, the federal funds rate was increased 125 basis points during 2004 and an additional 200 basis points during 2005 and stood at 5.25% at year-end 2005. Longer-term yields, such as for the 3, 5, 10, and 20 year treasuries, were generally up at year-end 2005 compared to year-end 2004, with the 3, 5, and 10 year notes up 112, 72, and 15 basis points, respectively, while the 20 year bond yield dipped 24 basis points. For the Company, this has had a tightening effect on net interest margin and spread in the comparison. Net interest margin for 2005 decreased 5 basis points to 3.69% from 3.74% led by a 15 basis point decline in net interest spread to 3.32% from 3.47%.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated by reference to Part II, Item 7 under the caption “Market Risk Management” on pages 36 and 37 of this Form 10-K.

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

The Company’s 2006 consolidated financial statements have been audited by Crowe Chizek and Company LLC independent accountants. Management has made available to Crowe Chizek and Company LLC all financial records and related data, as well as the minutes of Boards of Directors’ meetings. Management believes that all representations made to Crowe Chizek and Company LLC during the audit were valid and appropriate.

G. Anthony Busseni	C. Douglas Carpenter
President and CEO	Senior Vice President, Secretary, and CFO

March 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENTS

Board of Directors and Shareholders
Farmers Capital Bank Corporation
Frankfort, Kentucky

We have audited the accompanying consolidated balance sheets of Farmers Capital Bank Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Farmers Capital Bank Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2007 expressed an adverse opinion.

Crowe Chizek and Company LLC
Louisville, Kentucky
March 12, 2007

Consolidated Balance Sheets

December 31, (In thousands, except share data)	2006	2005
Assets
Cash and cash equivalents:
Cash and due from banks	$115,640	$71,496
Interest bearing deposits in other banks	1,783	2,565
Federal funds sold and securities purchased under agreements to resell	39,405	56,957
Total cash and cash equivalents	156,828	131,018
Investment securities:
Available for sale, amortized cost of $328,499 (2006) and $317,759 (2005)	326,485	315,067
Held to maturity, fair value of $7,849 (2006) and $13,814 (2005)	7,788	13,610
Total investment securities	334,273	328,677
Loans, net of unearned income	1,197,836	962,571
Allowance for loan losses	(11,999)	(11,069)
Loans, net	1,185,837	951,502
Premises and equipment, net	37,775	28,832
Company-owned life insurance	32,929	30,049
Goodwill	42,822	28,437
Other intangible assets, net	9,755	7,271
Assets of discontinued operations		143,569
Other assets	24,147	24,588
Total assets	$1,824,366	$1,673,943

Liabilities
Deposits:
Noninterest bearing	$242,938	$183,248
Interest bearing	1,211,882	1,008,403
Total deposits	1,454,820	1,191,651
Federal funds purchased and securities sold under agreements to repurchase	67,941	71,336
Other short-term borrowings	8,777	779
Subordinated notes payable to unconsolidated trusts	25,774	25,774
Other long-term debt	62,218	49,517
Dividends payable	3,472	2,244
Accrued purchase price-Citizens Bancorp, Inc.		21,846
Liabilities of discontinued operations		144,409
Other liabilities	22,923	12,151
Total liabilities	1,645,925	1,519,707

Commitments and contingencies

Shareholders’ Equity
Common stock, par value $.125 per share; 9,608,000 shares authorized; 9,388,900 and 8,856,249 shares issued at December 31, 2006 and 2005, respectively	1,174	1,107
Capital surplus	56,679	39,829
Retained earnings	167,387	156,796
Treasury stock, at cost, 1,493,448 and 1,467,351 shares at December 31, 2006 and 2005, respectively	(42,399)	(41,579)
Accumulated other comprehensive loss	(4,400)	(1,917)
Total shareholders’ equity	178,441	154,236
Total liabilities and shareholders’ equity	$1,824,366	$1,673,943
See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

(In thousands, except per share data)
Years Ended December 31,	2006	2005	2004
Interest Income
Interest and fees on loans	$77,303	$52,579	$43,872
Interest on investment securities:
Taxable	9,025	7,483	7,321
Nontaxable	3,657	3,778	3,739
Interest on deposits in other banks	53	61	17
Interest on federal funds sold and securities purchased under agreements to resell	2,302	1,750	347
Total interest income	92,340	65,651	55,296
Interest Expense
Interest on deposits	32,554	19,130	13,381
Interest on federal funds purchased and securities sold under agreements to repurchase	4,348	2,573	1,293
Interest on subordinated notes payable to unconsolidated trusts	1,747	623
Interest on other borrowed funds	2,783	2,083	2,055
Total interest expense	41,432	24,409	16,729
Net interest income	50,908	41,242	38,567
Provision for loan losses	965	622	856
Net interest income after provision for loan losses	49,943	40,620	37,711
Noninterest Income
Service charges and fees on deposits	9,191	8,543	7,675
Allotment processing fees	2,601	2,656	1,124
Other service charges, commissions, and fees	2,617	2,245	2,652
Data processing income	1,719	1,786	1,709
Trust income	1,790	1,616	1,589
Investment securities (losses) gains, net	(195)	(3)	391
Gains on sale of mortgage loans, net	649	653	370
Income from company-owned life insurance	1,343	1,189	1,412
Other	744	1,182	242
Total noninterest income	20,459	19,867	17,164
Noninterest Expense
Salaries and employee benefits	28,978	22,347	21,074
Occupancy expenses, net	3,664	2,751	2,482
Equipment expenses	2,929	2,587	2,295
Data processing and communications expenses	4,980	4,161	3,962
Bank franchise tax	1,831	1,377	1,373
Correspondent bank fees	692	883	775
Amortization of intangibles	2,009	934	385
Other	8,294	7,124	6,466
Total noninterest expense	53,377	42,164	38,812
Income from continuing operations before income taxes	17,025	18,323	16,063
Income tax expense from continuing operations	3,360	3,791	2,999
Income from continuing operations	13,665	14,532	13,064
Income from discontinued operations before income taxes (including gain on disposals of $9,873 in 2006)	11,842	1,723	351
Income tax expense from discontinued operations (including $3,456 related to gain on disposals)	4,135	483	23
Income from discontinued operations	7,707	1,240	328
Net income	$21,372	$15,772	$13,392
Net Income Per Common Share
Income from continuing operations - basic	$1.82	$2.13	$1.94
Income from discontinued operations - basic	1.03	.18	.05
Net income per common share - basic	2.85	2.31	1.99
Income from continuing operations - diluted	1.82	2.12	1.93
Income from discontinued operations - diluted	1.02	.18	.05
Net income per common share - diluted	2.84	2.30	1.98
Weighted Average Shares Outstanding
Basic	7,511	6,831	6,737
Diluted	7,526	6,864	6,780
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

(In thousands)
Years Ended December 31,	2006	2005	2004
Net income	$21,372	$15,772	$13,392
Other comprehensive income:
Unrealized holding gain (loss) on available for sale securities arising during the period on securities held at end of period, net of tax of $306, $1,410, and $547, respectively	568	(2,622)	(1,015)
Reclassification adjustment for prior period unrealized loss (gain) previously reported in other comprehensive income recognized during current period, net of tax of $22, $3, and $219, respectively	40	5	(407)
Other comprehensive income (loss)	608	(2,617)	(1,422)
Comprehensive income	$21,980	$13,155	$11,970
See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity

(In thousands, except per share data)							Accumulated Other	Total
Years Ended	Common Stock		Capital	Retained	Treasury Stock		Comprehensive	Shareholders’
December 31, 2006, 2005, and 2004	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Equity
Balance at January 1, 2004	8,161	$1,020	$18,670	$145,489	1,445	$(40,830)	$2,122	$126,471
Net income				13,392				13,392
Other comprehensive loss							(1,422)	(1,422)
Cash dividends declared, $1.32 per share				(8,896)				(8,896)
Purchase of common stock					5	(178)		(178)
Stock options exercised, including related tax benefits	70	9	1,764					1,773
Shares issued pursuant to Employee Stock Purchase Plan	3		93					93
Stock option expense			217					217
Balance at December 31, 2004	8,234	1,029	20,744	149,985	1,450	(41,008)	700	131,450
Net income				15,772				15,772
Other comprehensive loss							(2,617)	(2,617)
Cash dividends declared, $1.32 per share				(8,961)				(8,961)
Purchase of common stock					17	(571)		(571)
Stock options exercised, including related tax benefits	31	4	770					774
Shares issued pursuant to Employee Stock Purchase Plan	7	1	186					187
Shares issued in connection with the purchase of Citizens Bancorp, Inc.	584	73	18,129					18,202
Balance at December 31, 2005	8,856	1,107	39,829	156,796	1,467	(41,579)	(1,917)	154,236
Net income				21,372				21,372
Other comprehensive income							608	608
Cash dividends declared, $1.43 per share				(10,781)				(10,781)
Purchase of common stock					26	(820)		(820)
Stock options exercised, including related tax benefits	60	8	1,536					1,544
Shares issued pursuant to Employee Stock Purchase Plan	8	1	222					223
Stock option expense			154					154
Shares issued in connection with the purchase of Citizens National Bancshares, Inc.	464	58	14,938					14,996
Adjustment to initially apply SFAS No. 158, net of tax of $1,664							(3,091)	(3,091)
Balance at December 31, 2006	9,388	$1,174	$56,679	$167,387	1,493	$(42,399)	$(4,400)	$178,441
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Years Ended December 31, (In thousands)	2006	2005	2004
Cash Flows from Operating Activities
Net income	$21,372	$15,772	$13,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,826	4,085	3,190
Net amortization (accretion) of investment security premiums and discounts:
Available for sale	(424)	323	1,294
Held to maturity	(25)	(39)	(38)
Provision for loan losses	965	622	856
Deferred income tax (benefit) expense	(1,848)	(194)	965
Noncash stock option expense	125		196
Mortgage loans originated for sale	(29,539)	(35,456)	(20,243)
Proceeds from sale of mortgage loans	26,973	35,849	19,052
Gains on sale of mortgage loans, net	(649)	(653)	(370)
Gain on sale of credit card portfolio		(700)
(Gain) loss on sale of premises and equipment	(174)	14	16
Loss (gain) on sale of available for sale investment securities, net	195	3	(391)
Increase in accrued interest receivable	(3,450)	(1,705)	(788)
Income from company-owned life insurance	(1,301)	(1,162)	(1,401)
Decrease (increase) in other assets	6,157	2,869	(2,304)
Increase in accrued interest payable	2,594	618	375
Increase (decrease) in other liabilities	4,577	(1,226)	1,255
Gain on sales of discontinued operations	(9,873)
Net cash provided by discontinued operating activities	1,390	1,638	2,124
Net cash provided by operating activities	22,891	20,658	17,180
Cash Flows from Investing Activities
Proceeds from maturities and calls of investment securities:
Available for sale	121,699	164,014	236,636
Held to maturity	5,847	4,314	4,748
Proceeds from sale of available for sale investment securities	19,263	3,038	66,916
Purchases of investment securities:
Available for sale	(138,081)	(158,252)	(262,919)
Loans originated for investment, net of principal collected	(112,426)	(37,461)	(66,637)
Purchase of company-owned life insurance	(1,579)
Payment of prior year accrued purchase price-Citizens Bancorp, Inc.	(21,846)
Net cash acquired in purchase of Citizens National Bancshares, Inc.	1,066
Purchase of Citizens Bancorp, Inc., net of cash acquired	(29)	10,620
Purchase of Citizens Bank (Kentucky), Inc., net of cash acquired		(2)	(5,820)
Purchase of FiNET, Inc.		(203)	(6,586)
Investment in unconsolidated trusts		(774)
Additions to mortgage servicing rights, net	(47)
Purchases of premises and equipment	(9,682)	(3,341)	(4,018)
Proceeds from sale of equipment	720	124	988
Net cash received on disposal of discontinued operations	47
Net cash provided by (used in) discontinued investing activities	9,384	15,058	(25,810)
Net cash used in investing activities	(125,664)	(2,865)	(62,502)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	123,728	29,891	(7,506)
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(6,275)	11,778	(2,734)
Proceeds from long-term debt	26,198	27,774	1,800
Repayments of long-term debt	(13,496)	(7,750)	(9,707)
Net increase (decrease) in other borrowed funds	7,997	(1,011)	1,373
Dividends paid	(9,553)	(8,949)	(8,879)
Purchase of common stock	(820)	(571)	(178)
Shares issued under Employee Stock Purchase Plan	223	187	93
Stock options exercised	1,529	771	1,755
Net cash provided by (used in) discontinued financing activities	3,710	(12,607)	17,965
Net cash provided by (used in) financing activities	133,241	39,513	(6,018)
Net increase (decrease) in cash and cash equivalents	30,468	57,306	(51,340)
Less: net (increase) decrease in cash and cash equivalents of discontinued operations	(4,658)	(4,089)	5,721
Net increase (decrease) in cash and cash equivalents from continuing operations	25,810	53,217	(45,619)
Cash and cash equivalents from continuing operations at beginning of year	131,018	77,801	123,420
Cash and cash equivalents from continuing operations at end of year	$156,828	$131,018	$77,801

Supplemental Disclosures
Cash paid during the year for:
Interest	$29,695	$26,973	$18,813
Income taxes	4,900	2,725	2,525
Transfers from loans to repossessed assets	1,973	2,751	3,454
Cash dividend declared and unpaid at year-end	3,472	2,244	2,232
Issuance of 464 and 584 shares of common stock to acquire Citizens National Bancshares, Inc. and Citizens Bancorp, Inc., respectively	14,996	18,202
Acquisition purchase price payable at year-end		21,846
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

Principles of Consolidation and Nature of Operations
The consolidated financial statements include the accounts of Farmers Capital Bank Corporation (the "Company"), a financial holding company, and its bank and nonbank subsidiaries. Bank subsidiaries include Farmers Bank & Capital Trust Co. (“Farmers Bank”) in Frankfort, KY and its wholly-owned subsidiaries Leasing One Corporation (“Leasing One”) and Farmers Capital Insurance Corporation (“Farmers Insurance”). Leasing One is a commercial leasing company in Frankfort, KY and Farmers Insurance is an insurance agency in Frankfort, KY; Farmers Bank and Trust Company in Georgetown, KY (“Farmers Georgetown”) and its wholly-owned subsidiary Pro Mortgage Partners, LLC (“Pro Mortgage”), a mortgage brokerage company established in May 2004 offering a variety of fixed rate loan products; First Citizens Bank in Elizabethtown, KY; United Bank & Trust Co. in Versailles, KY; Lawrenceburg National Bank in Harrodsburg, KY; Kentucky Banking Centers, Inc. (“KBC”) in Glasgow, KY, which was sold during 2006; Citizens Bank of Northern Kentucky, Inc. in Newport, KY (“Citizens Northern”); and Citizens National Bank of Jessamine County in Nicholasville, KY (“Citizens Jessamine”). The Company has three active nonbank subsidiaries, FCB Services, Inc. (“FCB Services”), Kentucky General Holdings, LLC (“Kentucky General”), and FFKT Insurance Services, Inc. (“FFKT Insurance”). FCB Services is a data processing subsidiary located in Frankfort, KY, which provides services to the Company’s banks as well as other unaffiliated entities. Kentucky General holds a 50% voting interest in KHL Holdings, LLC, which is the parent company of Kentucky Home Life Insurance Company. FFKT Insurance is a captive property and casualty insurance company insuring primarily deductible exposures and uncovered liability related to properties of the Company. All significant intercompany transactions and balances are eliminated in consolidation.

The Company provides financial services at its 35 locations in 22 communities throughout Central and Northern Kentucky to individual, business, agriculture, government, and educational customers. Its primary deposit products are checking, savings, and term certificate accounts. Its primary lending products are residential mortgage, commercial lending and leasing, and installment loans. Substantially all loans and leases are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans and leases are expected to be repaid from cash flow from operations of businesses. Farmers Bank has served as the general depository for the Commonwealth of Kentucky for over 70 years and also provides investment and other services to the Commonwealth. Other services include, but are not limited to, cash management services, issuing letters of credit, safe deposit box rental, and providing funds transfer services. Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions and federal funds sold.

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

Reclassifications
Certain amounts in the accompanying consolidated financial statements presented for prior years have been reclassified to conform to the 2006 presentation. These reclassifications do not affect net income or total shareholders' equity as previously reported.

Segment Information
The Company provides a broad range of financial services to individuals, corporations, and others through its 35 banking locations throughout Central and Northern Kentucky. These services primarily include the activities of lending and leasing, receiving deposits, providing cash management services, safe deposit box rental, and trust activities. Operations are managed and financial performance is evaluated at the subsidiary level. The Company’s chief decision makers monitor the results of the various banking products and services of its subsidiaries. Accordingly, all of the Company’s operations are considered by management to be aggregated in one reportable operating segment: commercial and retail banking.

Cash Flows
For purposes of reporting cash flows, cash and cash equivalents include the following: cash on hand, deposits from other financial institutions that have an initial maturity of less than 90 days when acquired by the Company, federal funds sold, and securities purchased under agreements to resell. Generally, federal funds sold and securities purchased under agreements to resell are purchased and sold for one-day periods. Net cash flows are reported for loan and deposit transactions.

Investment Securities
Investments in debt and equity securities are classified into three categories. Securities that management has the positive intent and ability to hold until maturity are classified as held to maturity. Securities that are bought and held specifically for the purpose of selling them in the near term are classified as trading securities. The Company had no securities classified as trading during 2006, 2005, or 2004. All other securities are classified as available for sale. Securities are designated as available for sale if they might be sold before maturity. Securities classified as available for sale are carried at estimated market value. Unrealized holding gains and losses for available for sale securities are reported net of deferred income taxes in other comprehensive income. Investments classified as held to maturity are carried at amortized cost. Interest income includes amortization and accretion of purchase premiums or discounts. Premiums and discounts on securities are amortized using the interest method over the expected life of the securities. Realized gains and losses on the sales of securities are recorded on the trade date and computed on the basis of specific identification of the adjusted cost of each security and are included in noninterest income. A decline in the market value of any available for sale or held to maturity security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. Federal Home Loan Bank (“FHLB”) and Federal Reserve Board stock is carried at cost.

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

Loans Held for Sale
The Company’s operations include a limited amount of mortgage banking. Mortgage banking activities include the origination of fixed-rate residential mortgage loans for sale to various third-party investors. Mortgage loans originated and intended for sale in the secondary market, principally under programs with the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, and other commercial lending institutions are carried at the lower of cost or estimated market value determined in the aggregate and are included in net loans on the balance sheet until sold. Mortgage loans held for sale included in net loans totaled $2,921,000 and $929,000 at December 31, 2006 and December 31, 2005, respectively. Mortgage banking revenues, including origination fees, servicing fees, net gains or losses on sales of mortgages, and other fee income were 1.0%, .9%, and .6% of the Company’s total revenue for the years ended December 31, 2006, 2005, and 2004, respectively.

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

Mortgage Servicing Rights
Mortgage servicing rights are recognized in other intangible assets on the Company’s consolidated balance sheet for the allocated cost of retained servicing rights on loans sold. Mortgage servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates. Any impairment of a grouping is reported as a valuation allowance. The Company acquired $626,000 of capitalized mortgage servicing rights from the purchase of Citizens Bancorp during 2005. Capitalized mortgage servicing rights were $496,000 and $618,000 at December 31, 2006 and 2005. No impairment of the asset was determined to exist on either of these dates.

Business Combinations
The Company accounts for its business acquisitions as a purchase in accordance with SFAS No. 141, whereby the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value. The excess of the purchase price over estimated fair value of the net identifiable assets is allocated to goodwill. The Company engages third-party appraisal firms to assist in determining the fair values of certain assets acquired and liabilities assumed. Determining fair value of assets and liabilities requires many assumptions and estimates. These estimates and assumptions are sometimes refined subsequent to the initial recording of the transaction with adjustments to goodwill as information is gathered and final appraisals are completed.

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

Other Real Estate
Other real estate owned and held for sale, included with other assets in the accompanying consolidated balance sheets, includes properties acquired by the Company through actual loan foreclosures. Other real estate owned is carried at the lower of cost or fair value less estimated costs to sell. Fair value is the amount that the Company could reasonably expect to receive in a current sale between a willing buyer and a willing seller, other than in a forced or liquidation sale. Fair value of assets is measured by the market value based on comparable sales. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs after acquisition are expensed. Other real estate owned included in the consolidated balance sheets was $5,031,000 and $8,786,000 at December 31, 2006 and 2005, respectively.

Income Taxes
Income tax expense is the total of current year income tax due or refundable and the change in deferred tax assets and liabilities, except for the deferred tax assets and liabilities related to business combinations or components of other comprehensive income. Deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense.

The Company files a consolidated federal income tax return with its subsidiaries. Federal income tax expense or benefit has been allocated to subsidiaries on a separate return basis.

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

Net Income Per Common Share
Basic net income per common share is determined by dividing net income by the weighted average total number of shares of common stock outstanding. Diluted net income per common share is determined by dividing net income by the total weighted average number of shares of common stock outstanding, plus the total weighted average number of shares that would be issued upon exercise of dilutive stock options assuming proceeds are used to repurchase shares pursuant to the treasury stock method. Net income per common share computations were as follows at December 31, 2006, 2005, and 2004:

(In thousands, except per share data) Years Ended December 31,	2006	2005	2004

Net income, basic and diluted	$21,372	$15,772	$13,392

Average shares outstanding	7,511	6,831	6,737
Effect of dilutive stock options	15	33	43
Average diluted shares outstanding	7,526	6,864	6,780

Net income per share, basic	$2.85	$2.31	$1.99
Net income per share, diluted	2.84	2.30	1.98

Income from continuing operations, basic and diluted	$13,665	$14,532	$13,064

Income per share from continuing operations, basic	$1.82	$2.13	$1.94
Income per share from continuing operations, diluted	1.82	2.12	1.93

Income from discontinued operations, basic and diluted	$7,707	$1,240	$328

Income per share from discontinued operations, basic	$1.03	$.18	$.05
Income per share from discontinued operations, diluted	1.02	.18	.05

Stock options for 62,621, 38,049, and 40,049 shares of common stock were not included in the determination of dilutive earnings per share for 2006, 2005, and 2004 because they were antidilutive.

Comprehensive Income
Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the Company this includes net income, the after tax effect of changes in the net unrealized gains and losses on available for sale investment securities, and the changes in the funded status of postretirement benefit plans.

Treasury Stock
The purchase of the Company’s common stock is recorded at cost.

Trust Assets
Assets of the Company’s trust departments, other than cash on deposit at our subsidiaries, are not included in the accompanying financial statements because they are not assets of the Company.

Stock-Based Compensation
During 1997 the Company’s Board of Directors approved a nonqualified stock option plan (the "Plan"), subsequently approved by the Company’s shareholders, that has periodically provided for the granting of stock options to key employees and officers of the Company. All stock options are awarded at a price equal to the fair market value of the Company’s common stock at the date options are granted and expire ten years from the grant date. Total options granted were 450,000, 54,000, and 40,049 in the years 1997, 2000, and 2004, respectively. As of December 31, 2006 the Plan allows for additional option grants of up to 14,641 shares.

Effective January 1, 2006 the Company adopted SFAS No. 123(R), Share-based Payment, using the modified prospective transition method. Accordingly, the Company has recorded stock-based employee compensation cost using the fair value method starting in 2006. For 2006, adopting this Standard resulted in a reduction of income before taxes of $154,000, a reduction in net income of $100,000, and a decrease in basic and diluted earnings per share (continuing operations) of $.01.

Prior to January 1, 2006, the Company accounted for its Plan under the recognition and measurement provisions of APB Opinion No. 25 and related interpretations as allowed by SFAS No. 123. Under the modified prospective transition method of SFAS No. 123(R), prior year financial statement amounts are not restated. The table below presents the effect on net income and earnings per share for the periods prior to adoption as if expense was measured using the fair value recognition provisions of SFAS No. 123.

(In thousands, except per share data) Years Ended December 31,	2005	2004
Net Income
As reported	$15,772	$13,392
Add: Stock-based compensation expense included in reported net income		141
Less: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(112)	(208)
Proforma	$15,660	$13,325
Net Income Per Common Share
Basic, as reported	$2.31	$1.99
Basic, proforma	2.29	1.98

Diluted, as reported	2.30	1.98
Diluted, proforma	2.28	1.97

Income From Continuing Operations
As reported	$14,532	$13,064
Add: Stock-based compensation expense included in reported net income		127
Less: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(100)	(190)
Proforma	$14,432	$13,001
Income Per Common Share From Continuing Operations
Basic, as reported	$2.13	$1.94
Basic, proforma	2.11	1.93

Diluted, as reported	2.12	1.93
Diluted, proforma	2.10	1.92

Income From Discontinued Operations
As reported	$1,240	$328
Add: Stock-based compensation expense included in reported net income		14
Less: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(12)	(18)
Proforma	$1,228	$324
Income Per Common Share From Discontinued Operations
Basic and diluted, as reported	$.18	$.05
Basic and diluted, proforma	.18	.05

The fair value of options granted are estimated as of the measurement date using the Black-Scholes option pricing model with the following weighted average assumptions used and estimated fair market value for each of the grants and the Employee Stock Purchase Plan (“ESPP”).

	Grant			ESPP
	1997	2000	2004	2006	2005	2004
Dividend yield	3.18%	3.12%	3.80%	3.88	3.82%	3.80%
Expected volatility	23.4	29.6	10.5	14.0	13.0	10.8
Risk-free interest rate	5.75	6.71	2.78	4.70	2.98	1.47
Expected life (in years)	7	7	3	.25	.25	.25

Fair value	$16.11	$9.25	$1.79	$5.75	$5.97	$5.72

The Plan provides for the granting of options to purchase up to 450,000 shares of the Company’s common stock at a price equal to the fair market value of the Company’s common stock on the date the option is granted. The term of the options expires after ten years from the date on which the options are granted. Options granted under the Plan vest ratably over various time periods ranging from three to seven years. All options granted must be held for a minimum of one year before they can be exercised. Forfeited options are available for the granting of additional stock options under the Plan. Options forfeited from the initial grant in 1997 were used to grant options during 2000 and 2004. At December 31, 2006 there were 13,355 options available for future grants under the Plan.

The Company’s ESPP was approved by its shareholders at the Company’s 2004 annual meeting. The purpose of the ESPP is to provide a means by which eligible employees may purchase, at a discount, shares of common stock of the Company through payroll withholding. The purchase price of the shares is equal to 85% of their fair market value on specified dates as defined in the plan. The ESPP was effective beginning July 1, 2004. There were 8,161, 6,883, and 3,190 shares issued under the plan during 2006, 2005, and 2004, respectively. Compensation cost related to the ESPP included in the proforma net income disclosure in the table above was $25,000 and $12,000 for 2005 and 2004, respectively.

Adoption of New Accounting Standards
Effective January 1, 2006 the Company adopted SFAS No. 123 (R), Share-based Payment. Please refer to the caption “Stock-Based Compensation” above for additional discussion of the impact of adopting this Statement.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet, beginning with year-end 2006, and to recognize changes in the funded status in the year in which the changes occur through comprehensive income beginning in 2007. Additionally, defined benefit plan assets and obligations are to be measured as of the date of the employer’s fiscal year-end, starting in 2008. The table below shows the effect on individual line items in the 2006 balance sheet upon adoption of this Statement.

(In thousands)	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Liability for postretirement benefits	$4,534	$4,755	$9,289
Deferred income tax (liability) asset	(410)	(1,664)	1,254
Accumulated other comprehensive loss	(1,309)	(3,091)	(4,400)
Total assets	1,832,112	1,254	1,824,366
Total liabilities	1,641,580	4,345	1,645,925
Total shareholders’ equity	181,532	(3,091)	178,441

In September 2006, the United States Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which is effective for fiscal years ending on or after November 15, 2006. SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required by SAB 108, are to be recorded upon initial adoption of SAB 108 as a cumulative effect adjustment recorded in opening retained earnings as of January 1, 2006. The adoption of SAB 108 had no effect on the Company’s consolidated financial statements for the year ending December 31, 2006.

Recently Issued But Not Yet Effective Accounting Standards

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS No. 133 and SFAS No. 140. This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of this Statement will have a material impact on its result of operations and consolidated financial condition.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets”. This Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of this Statement will have a material impact on its result of operations and consolidated financial condition.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48 “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of this Statement will have a material impact on its result of operations and consolidated financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement provides clarification of the definition of fair value, methods used to measure fair value, and additional disclosures about fair value measurements. This Standard is applicable in circumstances in which other Standards require or permit assets or liabilities to be measured at fair value. Therefore, this Standard does not require any new fair value measurements. This Standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of this Statement will have a material impact on its result of operations and consolidated financial condition.

2. Discontinued Operations

In June 2006, the Company announced that it had entered into a definitive agreement to sell KBC, its wholly-owned bank subsidiary in Glasgow, Kentucky, in a cash transaction valued at $20,000,000. The Company completed the sale on November 30, 2006 that resulted in a pretax gain of $9,400,000.

In August 2006, Farmers Georgetown entered into a definitive agreement to sell its Owingsville and Sharpsburg branches in Bath County (the “Branches”). The sale, which was completed on December 1, 2006, included deposits of $26,600,000, loans of $9,600,000, fixed assets of $818,000, and other assets of $1,800,000. The Company recorded a pretax gain on the sale of the Branches of $431,000.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the financial position and results of operations of KBC and Farmers Georgetown’s Branches are removed from the detail line items of the Company’s financial statements and presented separately as discontinued operations. Following are condensed combined balance sheets and statements of income for KBC and Farmers Georgetown’s Branches for the periods indicated.

Condensed Combined Balance Sheets - Discontinued Operations

(In thousands)	November 30, 2006	December 31, 2005

Assets
Cash and cash equivalents	$13,544	$3,718
Investment securities	32,276	36,027
Loans, net	88,631	94,043
Premises and equipment, net	4,978	5,164
Other assets	5,118	4,616
Total assets	$144,547	$143,568

Liabilities
Deposits	$146,208	$141,589
Other borrowed funds	1,459	2,368
Other liabilities	921	451
Total liabilities	148,588	144,408

Net liabilities	$4,041	$840

Condensed Combined Statements of Income - Discontinued Operations

	Eleven months ended November 30	Twelve months ended December 31
(In thousands)	2006	2005	2004

Interest income	$9,008	$8,443	$6,712
Interest expense	3,696	3,370	2,553
Net interest income	5,312	5,073	4,159
Provision for loan losses	17	96	1,274
Noninterest income	1,272	1,305	1,266
Noninterest expense	4,597	4,559	3,799
Income tax expense	679	483	24
Net income	$1,291	$1,240	$328

3.	Investment Securities

The following summarizes the amortized cost and estimated fair values of the securities portfolio at December 31, 2006. The summary is divided into available for sale and held to maturity securities.

	Amortized	Gross	Gross	Estimated
December 31, 2006 (In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available For Sale
Obligations of U.S. government-sponsored agencies	$142,128	$74	$370	$141,832
Obligations of states and political subdivisions	87,974	939	766	88,147
Mortgage-backed securities	88,607	87	1,978	86,716
U.S. Treasury securities	484			484
Money market mutual funds	1,396			1,396
Equity securities	7,910			7,910
Total securities - available for sale	$328,499	$1,100	$3,114	$326,485
Held To Maturity
Obligations of states and political subdivisions	$7,788	$61	$0	$7,849

The following summarizes the amortized cost and estimated fair values of the securities portfolio at December 31, 2005.

	Amortized	Gross	Gross	Estimated
December 31, 2005 (In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available For Sale
Obligations of U.S. government-sponsored agencies	$124,668	$66	$1,050	$123,684
Obligations of states and political subdivisions	85,546	1,243	758	86,031
Mortgage-backed securities	100,218	121	2,314	98,025
U.S. Treasury securities	104			104
Money market mutual funds	925			925
Equity securities	6,298			6,298
Total securities - available for sale	$317,759	$1,430	$4,122	$315,067
Held To Maturity
Obligations of states and political subdivisions	$13,610	$204	$0	$13,814

The amortized cost and estimated fair value of the securities portfolio at December 31, 2006, by contractual maturity, are detailed below. The summary is divided into available for sale and held to maturity securities. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities in the available for sale portfolio consist primarily of restricted FHLB and Federal Reserve Board stocks, which have no stated maturity and are not included in the maturity schedule that follows. Mortgage-backed securities are stated separately due to the nature of payment and prepayment characteristics of these securities, as principal is not due at a single date.

	Available For Sale		Held To Maturity
	Amortized	Estimated	Amortized	Estimated
December 31, 2006 (In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$90,698	$90,669	$3,778	$3,801
Due after one year through five years	69,822	69,306	2,885	2,923
Due after five years through ten years	61,224	61,460
Due after ten years	10,238	10,424	1,125	1,125
Mortgage-backed securities	88,607	86,716
Total	$320,589	$318,575	$7,788	$7,849

Gross gains of $26,000, $5,000, and $527,000 in 2006, 2005, and 2004, respectively, were realized on the sale of investment securities. Gross losses of $221,000, $8,000, and $136,000 were realized during 2006, 2005, and 2004, respectively.

Investment securities with a carrying value of $288,968,000 and $226,701,000 at December 31, 2006 and 2005 were pledged to secure public and trust deposits, repurchase agreements, and for other purposes.

Investment securities with unrealized losses at year-end 2006 and 2005 not recognized in income are presented in the table below. The table segregates investment securities that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or more. The table also includes the fair value of the related securities.

	Less than 12 Months		12 Months or More		Total
December 31, 2006 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored agencies	$25,591	$34	$34,949	$336	$60,540	$370
Obligations of states and political subdivisions	12,756	63	25,793	703	38,549	766
Mortgage-backed securities	2,467	6	68,993	1,972	71,460	1,978
Total	$40,814	$103	$129,735	$3,011	$170,549	$3,114

	Less than 12 Months		12 Months or More		Total
December 31, 2005 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored agencies	$54,184	$388	$44,159	$662	$98,343	$1,050
Obligations of states and political subdivisions	23,287	285	13,107	473	36,394	758
Mortgage-backed securities	31,326	413	54,583	1,901	85,909	2,314
Total	$108,797	$1,086	$111,849	$3,036	$220,646	$4,122

Unrealized losses included in the tables above have not been recognized in income since they have been identified as temporary. The Company periodically evaluates securities for other-than-temporary impairment. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The Company attributes the unrealized losses mainly to increases in market interest rates over the yield available at the time the underlying securities were purchased and does not expect to incur a loss unless the securities are sold. Management has the intent and ability to hold these securities for the foreseeable future. The fair value is expected to recover as the securities approach their maturity or repricing date or if market yields for such investments decline. The Company does not believe any of the securities are impaired due to reasons of credit quality.

4.	Loans

Major classifications of loans are summarized as follows.

December 31, (In thousands)	2006	2005
Commercial, financial, and agricultural	$197,613	$173,797
Real estate - construction	176,779	88,693
Real estate mortgage - residential	381,081	331,508
Real estate mortgage - farmland and other commercial enterprises	351,793	274,411
Installment loans	57,116	56,169
Lease financing	37,522	42,501
Total loans	1,201,904	967,079
Less unearned income	(4,068)	(4,508)
Total loans, net of unearned income	$1,197,836	$962,571

Loans to directors, executive officers, and principal shareholders (including loans to affiliated companies of which they are principal owners) and loans to members of the immediate family of such persons were $25,903,000 and $25,103,000 at December 31, 2006 and 2005, respectively. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectibility. An analysis of the activity with respect to these loans is presented in the table below.

(In thousands)	Amount
Balance, December 31, 2005	$25,103
New loans	15,081
Repayments	(18,938)
Loans no longer meeting disclosure requirements, new loans meeting disclosure requirements, and other adjustments	4,657
Balance, December 31, 2006	$25,903

5.	Allowance for Loan Losses

The Company’s recorded investment in impaired loans, measured using the fair value of collateral method as defined in SFAS No. 114, was $5,073,000 at December 31, 2006 and $768,000 at December 31, 2005. The amount of year-end impaired loans with an allocated allowance for loan losses was $1,920,000 and $768,000 and the related allowance for such loans was $105,000 and $50,000 for 2006 and 2005, respectively. There was $3,153,000 in impaired loans at year-end 2006 in which there was no allocated allowance for loan losses. The recorded investment in impaired loans averaged $5,151,000, $768,000, and $4,497,000, respectively, for the years ended December 31, 2006, 2005, and 2004. Interest income recognized on impaired loans totaled $323,000, $0, and $34,000 for the years 2006, 2005, and 2004, respectively.

The Company's charge-off policy for impaired loans does not differ from the charge-off policy for loans outside the definition of SFAS No. 114. Loans that are delinquent in excess of 120 days are charged off unless the collateral securing the debt is of such value that any loss appears to be unlikely.

An analysis of the allowance for loan losses follows.

Years Ended December 31, (In thousands)	2006	2005	2004
Balance, beginning of year	$11,069	$11,043	$10,088
Acquisition of Citizens National Bancshares, Inc.	1,066
Acquisition of Citizens Bancorp, Inc.		1,410
Acquisition of Citizens Bank (Kentucky), Inc.			2,005
Provision for loan losses	965	622	856
Recoveries	678	439	462
Loans charged off	(1,779)	(2,445)	(2,368)
Balance, end of year	$11,999	$11,069	$11,043

Nonperforming loans were as follows.

December 31, (In thousands)	2006	2005
Nonaccrual loans	$1,462	$2,269
Loans past due 90 days or more and still accruing	2,856	2,383
Total nonperforming loans	$4,318	$4,652

6.	Premises and Equipment

Premises and equipment consist of the following.

December 31, (In thousands)	2006	2005
Land, buildings, and leasehold improvements	$45,652	$37,034
Furniture and equipment	21,470	19,413
Total premises and equipment	67,122	56,447
Less accumulated depreciation and amortization	(29,347)	(27,615)
Premises and equipment, net	$37,775	$28,832

Depreciation and amortization of premises and equipment was $3,617,000, $3,140,000, and $2,869,000, in 2006, 2005, and 2004, respectively.

7.	Deposit Liabilities

Time deposits of $100,000 or more at December 31, 2006 and 2005 were $215,369,000 and $157,554,000, respectively. Interest expense on time deposits of $100,000 or more was $6,865,000, $3,895,000, and $2,788,000 for 2006, 2005, and 2004, respectively.

At December 31, 2006 the scheduled maturities of time deposits were as follows.

(In thousands)	Amount
2007	$482,687
2008	137,745
2009	61,138
2010	15,772
2011	9,125
Thereafter	4,482
Total	$710,949

Deposits from directors, executive officers, and principal shareholders (including deposits from affiliated companies of which they are principal owners) and deposits from members of the immediate family of such persons were $39,403,000 and $28,213,000 at December 31, 2006 and 2005, respectively. Such deposits were accepted in the normal course of business on substantially the same terms as those prevailing at the time for comparable transactions with other customers.

8.	Federal Funds Purchased, Securities Sold Under Agreements to Repurchase, and Other Borrowed Funds

Federal funds purchased and securities sold under agreements to repurchase represent borrowings by the Company that generally mature one business day following the date of the transaction. Information pertaining to such borrowings is as follows.

December 31, (Dollars in thousands)	2006	2005
Average balance during the year	$92,092	$81,318
Average interest rate during the year	4.72%	3.16%
Average interest rate at year-end	4.47	3.90
Maximum month-end balance during the year	$90,149	$165,167

During 2005 the Company completed two private offerings of trust preferred securities through two separate Delaware statutory trusts sponsored by the Company. Farmers Capital Bank Trust I (“Trust I”) sold $10.0 million of preferred securities and Farmers Capital Bank Trust II (“Trust II”) sold $15.0 million of preferred securities (Trust I and Trust II are hereafter collectively referred to as the “Trusts”). The proceeds from the offerings were used to fund the cash portion of the Citizens Bancorp acquisition. The Company owns all of the common securities of each of the Trusts.

The Trusts used the proceeds from the sale of preferred securities, plus capital contributed to establish the trusts, to purchase the Company’s subordinated notes in amounts and bearing terms that parallel the amounts and terms of the respective preferred securities. The subordinated notes mature in 2035 and bear a floating interest rate (current three-month LIBOR plus 150 basis points in the case of the notes held by Trust I and current three-month LIBOR plus 165 basis points in the case of the notes held by Trust II). Interest on the notes is payable quarterly.

The subordinated notes are redeemable in whole or in part, without penalty, at the Company’s option on or after September 30, 2010 and mature on September 30, 2035. The notes are junior in right of payment of all present and future senior indebtedness. At December 31, 2006 and 2005 the balance of the subordinated notes payable to Trust I and Trust II was $10.3 million and $15.5 million respectively. The interest rates in effect as of the last determination date in 2006 were 6.87% and 7.02% for Trust I and Trust II, respectively. For 2005 these rates were 5.52% and 5.67% for Trust I and Trust II, respectively.

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

The table below displays a summary of the ending balance and average rate for borrowed funds on the dates indicated. For FHLB advances, the subsidiary banks pledge FHLB stock and fully disbursed, otherwise unencumbered, 1-4 family first mortgage loans as collateral for these advances as required by the FHLB. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to an additional $107,376,000 at year-end 2006. In addition, the Company has a $15.0 million unsecured line of credit with an unrelated financial institution available for general corporate purposes. This line of credit matures in June 2007 and bears interest at the three-month LIBOR rate plus 125 basis points.

		Average		Average
December 31, (Dollars in thousands)	2006	Rate	2005	Rate
Short-term
Federal funds purchased and securities sold under agreements to repurchase	$67,941	4.47%	$71,336	3.90%
FHLB advances	8,000	5.49
Other	777	2.00	779	3.20
Total short-term	$76,718	4.55%	$72,115	3.89%
Long-term
FHLB advances	$61,174	4.51%	$49,162	4.16%
Subordinated notes payable	25,774	6.96	25,774	5.61
Other	1,044	2.32	355	2.32
Total long-term	$87,992	5.20%	$75,291	4.65%

Long-term FHLB advances are made pursuant to several different credit programs, which have their own interest rates and range of maturities. Interest rates on FHLB advances are generally fixed and range between 2.32% and 7.10%, averaging 4.51%, over a remaining maturity period of up to 14 years as of December 31, 2006. Approximately $21.0 million of the total long-term advances from FHLB are convertible to a floating interest rate. These advances may convert, at FHLB’s option, to a floating interest rate indexed to LIBOR only if LIBOR equals or exceeds 7%. At year-end 2006, three-month LIBOR was at 5.36%.

Maturities of long-term borrowings at December 31, 2006 are as follows.

(In thousands)	Amount
2007	$20,679
2008	10,663
2009	10,658
2010	654
2011	5,484
Thereafter	39,854
Total	$87,992

9. Income Taxes

The components of income tax expense are as follows.

Continuing Operations

December 31, (In thousands)	2006	2005	2004
Currently payable	$5,208	$3,985	$2,034
Deferred	(1,848)	(194)	965
Total applicable to continuing operations	3,360	3,791	2,999
Deferred tax charged to components of shareholders’ equity:
Unfunded status of postretirement benefits	1,664
Net unrealized securities gains (losses)	237	(1,362)	(713)
Total income taxes from continuing operations	$5,261	$2,429	$2,286

Discontinued Operations

December 31, (In thousands)	2006	2005	2004
Currently payable	$4,287	$294	$276
Deferred	(152)	189	(253)
Total applicable to discontinued operations	4,135	483	23
Deferred tax charged to components of shareholders’ equity:
Net unrealized securities gains (losses)	90	(47)	(52)
Total income taxes from discontinued operations	$4,225	$436	$(29)

An analysis of the difference between the effective income tax rates and the statutory federal income tax rate follows.

Continuing Operations

December 31,	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%
Changes from statutory rates resulting from:
Tax-exempt interest	(9.7)	(8.3)	(9.4)
Nondeductible interest to carry tax-exempt obligations	1.2	.7	.6
Tax credits	(3.8)	(3.6)	(4.1)
Premium income not subject to tax	(2.4)	(.2)
Company-owned life insurance	(2.4)	(1.9)	(2.5)
Other, net	1.8	(1.0)	(.9)
Effective tax rate on pretax income from continuing operations	19.7%	20.7%	18.7%

Discontinued Operations

December 31,	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%
Changes from statutory rates resulting from:
Tax-exempt interest	(.7)	(5.4)	(23.2)
Nondeductible interest to carry tax-exempt obligations	.1	.6	2.1
Company-owned life insurance	(.2)	(1.1)	(6.7)
Other, net	.7	(1.1)	(.6)
Effective tax rate on pretax income from discontinued operations	34.9%	28.0%	6.6%

The tax effects of the significant temporary differences that comprise deferred tax assets and liabilities at December 31, 2006 and 2005 follows.

December 31, (In thousands)	2006	2005
		Continuing Operations	Discontinued Operations
Assets
Allowance for loan losses	$4,122	$3,832	$488
Unrealized losses on available for sale investment securities, net	705	943	90
Deferred directors’ fees	131	137
Postretirement benefit obligations	3,251	1,277	40
Stock options	513	902	67
Commissions	12	67
Self-funded insurance	279	200
Paid time off	455
Other	157	46
Total deferred tax assets	9,625	7,404	685
Liabilities
Depreciation	925	971	287
Prepaid expenses	590	557	41
Discount on investment securities	1,040	860	178
Deferred loan fees	1,000	1,093	241
Lease financing operations	1,942	2,368
Intangibles	2,874	2,331
Total deferred tax liabilities	8,371	8,180	747
Net deferred tax asset (liability)	$1,254	$(776)	$(62)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2006.

10. Retirement Plans

The Company maintains an Employee Stock Ownership Plan (“ESOP”) and a salary savings plan for its employees. The Company may at its discretion contribute an amount (up to the maximum imposed by federal law) to the ESOP which will be allocated to all participants in the ratio that each participant’s compensation bears to all participants’ compensation. Such discretionary contributions will be utilized to purchase shares of the Company’s common stock to be held in the participants’ accounts. There were no contributions to the ESOP in any of the years in the three-year period ended December 31, 2006. The fair market value of Company shares held by the ESOP was $2,459,000 and $2,218,000 at year-end December 31, 2006 and 2005, respectively. The Company will terminate the ESOP during 2007 and merge it into the Company’s salary savings plan.

The Company’s salary savings plan covers substantially all employees. The Company matches all eligible voluntary tax deferred employee contributions up to 4% of the participant's compensation. The Company may, at the discretion of the Board, contribute an additional amount based upon a percentage of covered employees' salaries. The Company made a 4% discretionary contribution to the plan during each of the years in the three-year period ended December 31, 2006. Discretionary contributions are allocated among participants in the ratio that each participant’s compensation bears to all participants’ compensation. Eligible employees are presented with various investment alternatives related to the salary savings plan. Those alternatives include various stock and bond mutual funds that vary from traditional growth funds to more stable income funds. Company shares are not an available investment alternative in the salary savings plan.

In connection with the acquisition of Citizens Northern, the Company acquired a nonqualified supplemental retirement plan for certain key employees. Benefits provided under this plan are unfunded, and payments to plan participants are made by the Company. The amount payable at year-end 2006 was $561,000.

The total retirement plan expense for 2006, 2005, and 2004 was $1,427,000, $1,012,000, and 1,099,000, respectively.

11.	Common Stock Options

A summary of the activity in the Company’s stock option plan for 2006 is presented below.

	2006
		Weighted
	Shares	Average Price
Outstanding at January 1	189,447	$27.67
Granted
Forfeited	(3,714)	32.47
Exercised	(60,211)	25.37
Outstanding at December 31	125,522	$28.62

Options exercisable at year-end	120,379	$28.58

Options outstanding at year-end 2006 were as follows.

	Outstanding			Exercisable
		Weighted Average
		Remaining Contractual	Weighted Average		Weighted Average
Range of Exercise Prices	Number	Life (Years)	Exercise Price	Number	Exercise Price
$24.50	61,615.75		$24.50	61,615	$24.50
$29.75	27,858	3.00	29.75	22,715	29.75
$34.80	36,049	7.83	34.80	36,049	34.80
Outstanding at year-end	125,522	3.28	$28.62	120,379	$28.58

The aggregate intrinsic value for options outstanding and options exercisable at December 31, 2006 was $715,000 and $693,000, respectively.

The following table presents further information regarding the Company’s stock option Plan during each of the years indicated.

(In thousands)	2006	2005	2004
Tax benefit realized from options exercised	$168	$109	$283
Total intrinsic value of options exercised	479	311	810
Total fair value of options vested	63	135	404
Cash received from options exercised	1,529	771	1,755

There were no modifications or cash paid to settle stock option awards during 2006, 2005, or 2004.

12.	Postretirement Benefits

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

In connection with the acquisition of Citizens Northern, the Company acquired a nonqualified supplemental retirement plan for certain key employees. Benefits provided under this plan are unfunded, and payments to plan participants are made by the Company.

The following schedules set forth a reconciliation of the changes in the plans benefit obligation and funded status for the years ended December 31, 2006 and 2005.

	Postretirement Medical Benefits		Supplemental Retirement Plan
(In thousands)	2006	2005	2006	2005
Change in Benefit Obligation
Obligation at beginning of year	$7,354	$6,414	$374
Service cost	258	186	41
Interest cost	415	376	22
Prior service cost	222	215
Actuarial loss	814	462	124
Participant contributions	32
Benefit payments	(367)	(299)
Acquisition				$374
Obligation at end of year	$8,728	$7,354	$561	$374
Reconciliation of Funded Status
Benefit obligation	$(8,728)	$(7,354)	$(561)	$(374)
Unrecognized transition obligation	609	710
Unamortized prior service cost	2,121	2,167
Unrecognized net actuarial loss	1,721	929	304
Adjustment to accumulated other comprehensive loss upon the adoption of SFAS No. 158	(4,451)		(304)
Plan liability	$(8,728)	$(3,548)	$(561)	$(374)

The following table provides disclosure of the net periodic benefit cost as of December 31.

	Postretirement Medical Benefits		Supplemental Retirement Plan
(In thousands)	2006	2005	2006
Service cost	$258	$186	$41
Interest cost	415	376	21
Amortization of transition obligation	102	101
Recognized prior service cost	268	250
Recognized net actuarial loss	21	7	17
Net periodic benefit cost	$1,064	$920	$79
Major assumptions:
Discount rate	5.75%	5.75%	5.75%

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. For measurement purposes, the rate of increase in pre-Medicare medical care claims costs was 9% in 2007 grading down by 1% to 5% for 2011 and thereafter. For Medicare Supplement claims costs, it was 7% in 2007 grading down by .5% to 5% for 2011 and thereafter. For dental claims cost, it was 5% for 2007 and thereafter. A 1% change in the assumed health care cost trend rates would have the following incremental effects:

(In thousands)	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$167	$(131)
Effect on postretirement benefit obligation	1,341	(1,091)

The following table presents estimated future benefit payments in the period indicated.

(In thousands)	Postretirement Medical Benefits	Supplemental Retirement Plan
2007	$363	$20
2008	372	20
2009	401	20
2010	428	20
2011	434	20
2012-2016	2,397	206
Total	$4,395	$306

Amounts recognized in accumulated other comprehensive loss as of December 31, 2006 are as follows:

(In thousands)	Postretirement Medical Benefits	Supplemental Retirement Plan
Unrecognized net actuarial loss	$1,721	$304
Unrecognized transition obligation	609
Unrecognized prior service cost	2,121
Total	$4,451	$304

The estimated costs that will be amortized from accumulated other comprehensive loss into net periodic cost over the next fiscal year are as follows:

(In thousands)	Postretirement Medical Benefits	Supplemental Retirement Plan
Unrecognized net actuarial loss	$4
Unrecognized prior service cost	287
Net actuarial loss		$23
Total	$291	$23

13. Leases

The Company leases certain branch sites and certain banking equipment under various operating leases. All of the branch site leases have renewal options of varying lengths and terms. In addition, the Company leases certain data processing equipment that meets the capitalization criteria of SFAS No. 13, “Accounting for Leases”, as amended, and has been recorded as an asset in premises and equipment and a liability in other long-term debt on the balance sheet. The following table presents estimated future minimum rental commitments under these leases for the period indicated.

(In thousands)	Operating Leases	Capital Lease
2007	$613	$254
2008	540	254
2009	477	254
2010	402	254
2011	358	84
Thereafter	2,104
	$4,494	1,100
Less: amount representing interest		56
Long-term obligation under capital lease		$1,044

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Total commitments to extend credit were $217,285,000 and $160,736,000 at December 31, 2006 and 2005, respectively. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit, if deemed necessary by the Company, is based on management's credit evaluation of the counter-party. Collateral held varies, but may include accounts receivable, marketable securities, inventory, premises and equipment, residential real estate, and income producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The credit risk involved in issuing letters of credit is essentially the same as that received when extending credit to customers. The fair value of these instruments is not considered material for disclosure under FASB Interpretation No. 45. The Company had $16,863,000 and $11,632,000 in irrevocable letters of credit outstanding at December 31, 2006 and 2005, respectively.

The contractual amount of financial instruments with off-balance sheet risk was as follows at year-end.

December 31,	2006		2005
(In thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$84,590	$132,695	$34,707	$126,029
Standby letters of credit	15,102	1,761	11,049	583
Total	$99,692	$134,456	$45,756	$126,612

15. Concentration of Credit Risk

The Company's bank subsidiaries actively engage in lending, primarily in their home counties and adjacent areas. Collateral is received to support these loans when deemed necessary. The more significant categories of collateral include cash on deposit with the Company's banks, marketable securities, income producing property, home mortgages, and consumer durables. Loans outstanding, commitments to make loans, and letters of credit range across a large number of industries and individuals. The obligations are significantly diverse and reflect no material concentration in one or more areas, other than most of the Company’s loans are in the Commonwealth of Kentucky.

16.	Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. As of December 31, 2006, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material effect upon the consolidated financial statements of the Company.

17.	Regulatory Matters

Payment of dividends by the Company's subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. Generally, capital distributions are limited to undistributed net income for the current and prior two years, subject to the capital requirements described below. At December 31, 2006, combined retained earnings of the subsidiary banks were $60,905,000 of which $25,733,000 was available for the payment of dividends in 2007 without obtaining prior approval from bank regulatory agencies.

Included in cash and due from banks is certain noninterest bearing deposits that are held at the Federal Reserve Bank and correspondent banks in accordance with regulatory reserve requirements specified by the Federal Reserve Board of Governors. The reserve requirement was $16,897,000 and $16,010,000 at December 31, 2006 and 2005, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the tables below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). The Company and each of the subsidiary banks meet all capital adequacy requirements to which they are subject as of December 31, 2006.

As of December 31, 2006, the most recent notification from the FDIC categorized the banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the tables. There are no conditions or events since that notification that management believes have changed the institutions’ category.

The capital amounts and ratios of the consolidated Company and the banks are presented in the following tables.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
December 31, 2006 (Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$155,264	12.23%	$50,793	4.00%	N/A	N/A
Farmers Bank & Capital Trust Co.	38,411	10.94	14,046	4.00	$21,069	6.00%
Farmers Bank and Trust Company	26,975	11.04	9,771	4.00	14,656	6.00
Lawrenceburg National Bank	11,888	10.78	4,413	4.00	6,619	6.00
First Citizens Bank	18,072	11.62	6,223	4.00	9,335	6.00
United Bank & Trust Co.	14,084	11.19	5,034	4.00	7,552	6.00
Citizens National Bank of Jessamine County	11,429	9.50	4,813	4.00	7,220	6.00
Citizens Bank of Northern Kentucky	17,345	10.05	6,902	4.00	10,353	6.00
Total Capital (to Risk-Weighted Assets)
Consolidated	$167,263	13.17%	$101,587	8.00%	N/A	N/A
Farmers Bank & Capital Trust Co.	41,931	11.94	28,092	8.00	$35,115	10.00%
Farmers Bank and Trust Company	28,839	11.81	19,541	8.00	24,427	10.00
Lawrenceburg National Bank	13,269	12.03	8,825	8.00	11,032	10.00
First Citizens Bank	19,341	12.43	12,447	8.00	15,559	10.00
United Bank & Trust Co.	15,332	12.18	10,069	8.00	12,586	10.00
Citizens National Bank of Jessamine County	12,673	10.53	9,626	8.00	12,033	10.00
Citizens Bank of Northern Kentucky	18,657	10.81	13,804	8.00	17,255	10.00
Tier 1 Capital (to Average Assets)
Consolidated	$155,264	8.47%	$73,314	4.00%	N/A	N/A
Farmers Bank & Capital Trust Co.	38,411	6.55	23,449	4.00	$29,312	5.00%
Farmers Bank and Trust Company	26,975	8.05	13,406	4.00	16,757	5.00
Lawrenceburg National Bank	11,888	6.86	6,935	4.00	8,669	5.00
First Citizens Bank	18,072	8.41	8,594	4.00	10,743	5.00
United Bank & Trust Co.	14,084	7.90	7,128	4.00	8,910	5.00
Citizens National Bank of Jessamine County	11,429	7.61	6,005	4.00	7,507	5.00
Citizens Bank of Northern Kentucky	17,345	8.17	8,489	4.00	10,611	5.00

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
December 31, 2005 (Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$143,861	12.68%	$45,395	4.00%	N/A	N/A
Farmers Bank & Capital Trust Co.	38,022	12.25	12,416	4.00	$18,624	6.00%
Farmers Bank and Trust Company	22,316	10.69	8,347	4.00	12,521	6.00
Lawrenceburg National Bank	12,112	11.26	4,304	4.00	6,456	6.00
First Citizens Bank	14,323	10.56	5,425	4.00	8,138	6.00
United Bank & Trust Co.	14,068	11.13	5,055	4.00	7,583	6.00
Citizens Bank of Northern Kentucky	15,591	9.53	6,545	4.00	9,817	6.00
Total Capital (to Risk-Weighted Assets)
Consolidated	$156,323	13.77%	$90,791	8.00%	N/A	N/A
Farmers Bank & Capital Trust Co.	41,458	13.36	24,832	8.00	$31,040	10.00%
Farmers Bank and Trust Company	24,482	11.73	16,694	8.00	20,868	10.00
Lawrenceburg National Bank	13,459	12.51	8,608	8.00	10,760	10.00
First Citizens Bank	15,625	11.52	10,850	8.00	13,563	10.00
United Bank & Trust Co.	15,528	12.29	10,111	8.00	12,639	10.00
Citizens Bank of Northern Kentucky	17,017	10.40	13,089	8.00	16,362	10.00
Tier 1 Capital (to Average Assets)
Consolidated	$143,861	9.59%	$59,992	4.00%	N/A	N/A
Farmers Bank & Capital Trust Co.	38,022	6.55	23,216	4.00	$29,020	5.00%
Farmers Bank and Trust Company	22,316	7.62	11,715	4.00	14,644	5.00
Lawrenceburg National Bank	12,112	7.22	6,711	4.00	8,388	5.00
First Citizens Bank	14,323	7.44	7,702	4.00	9,627	5.00
United Bank & Trust Co.	14,068	7.49	7,514	4.00	9,392	5.00
Citizens Bank of Northern Kentucky	15,591	7.99	7,805	4.00	9,756	5.00

18. Fair Value of Financial Instruments

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

Federal Funds Purchased, Securities Sold Under Agreements to Repurchase, FHLB, and Other Borrowed Funds
The fair value of federal funds purchased, securities sold under agreements to repurchase, and other borrowed funds is estimated using rates currently available for debt with similar terms and remaining maturities.

The estimated fair values of the Company's financial instruments are as follows.

December 31,	2006		2005
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$156,828	$156,828	$131,018	$131,018
Investment securities:
Available for sale	326,485	326,485	315,067	315,067
Held to maturity	7,788	7,849	13,610	13,814
Loans, net	1,185,837	1,161,656	951,502	938,816
Accrued interest receivable	11,735	11,735	8,285	8,285

Liabilities
Deposits	1,454,820	1,452,129	1,191,651	1,189,528
Federal funds purchased and securities sold under agreements to repurchase	67,941	67,941	71,336	71,336
FHLB and other borrowings	70,995	79,796	50,296	57,381
Subordinated notes payable to unconsolidated trusts	25,774	25,774	25,774	25,774
Accrued interest payable	4,773	4,773	2,179	2,179

19.	Parent Company Financial Statements

Condensed Balance Sheets

December 31, (In thousands)	2006	2005
Assets
Cash on deposit with subsidiaries	$11,103	$32,121
Investment in subsidiaries	192,459	165,091
Net assets of discontinued operations		840
Other assets	11,610	8,482
Total assets	$215,172	$206,534

Liabilities
Dividends payable	$3,472	$2,244
Subordinated notes payable to unconsolidated trusts	25,774	25,774
Accrued purchase price-Citizens Bancorp, Inc.		21,846
Other liabilities	7,485	2,434
Total liabilities	36,731	52,298

Shareholders’ Equity
Common stock	1,174	1,107
Capital surplus	56,679	39,829
Retained earnings	167,387	156,796
Treasury stock	(42,399)	(41,579)
Accumulated other comprehensive loss	(4,400)	(1,917)
Total shareholders’ equity	178,441	154,236
Total liabilities and shareholders’ equity	$215,172	$206,534

Condensed Statements of Income

Years Ended December 31, (In thousands)	2006	2005	2004
Income
Dividends from subsidiaries	$9,086	$7,490	$8,457
Interest income	74	85	80
Other dividend income			24
Investment securities gains, net			250
Gain on sale of discontinued operations	9,442
Other noninterest income	2,732	2,110	2,003
Total income	21,334	9,685	10,814
Expense
Interest expense-subordinated notes payable to unconsolidated trusts	1,747	623
Interest expense on other borrowed funds	186
Noninterest expense	4,021	3,290	3,417
Total expense	5,954	3,913	3,417
Income before income tax benefit and equity in undistributed income of subsidiaries	15,380	5,772	7,397
Income tax expense (benefit)	2,321	(772)	(608)
Income before equity in undistributed income of subsidiaries	13,059	6,544	8,005
Equity in undistributed income of subsidiaries[1]	8,313	9,228	5,387
Net income	$21,372	$15,772	$13,392
1Includes $1,290, $1,240, and $324 related to discontinued operations during 2006, 2005, and 2004, respectively.

Condensed Statements of Cash Flows

Years Ended December 31, (In thousands)	2006	2005	2004
Cash Flows From Operating Activities
Net income	$21,372	$15,772	$13,392
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations	(9,442)
Equity in undistributed income of subsidiaries	(8,313)	(9,228)	(5,387)
Noncash stock option expense	52		39
Gain on sale of available for sale investment securities			(250)
Change in other assets and liabilities, net	3,925	(793)	691
Deferred income tax (benefit) expense	(742)	8	(512)
Net cash provided by operating activities	6,852	5,759	7,973
Cash Flows From Investing Activities
Proceeds from sale of available for sale investment securities			925
Proceeds from disposal of discontinued operations	19,875
Investment in unconsolidated trusts		(774)
Investment in nonbank subsidiaries		(285)	(1,600)
Investment in bank subsidiary	(629)	(581)	(4,000)
Payment of prior year accrued purchase price-Citizens Bancorp, Inc.	(21,846)
Purchase of Citizens National Bancshares, Inc.	(15,041)
Purchase of Citizens Bank (Kentucky), Inc.	(29)	(2)	(14,588)
Purchase of company-owned life insurance	(1,579)
Net cash used in investing activities	(19,249)	(1,642)	(19,263)
Cash Flows From Financing Activities
Proceeds from short-term borrowings	15,000
Repayment of short-term borrowings	(15,000)
Dividends paid	(9,553)	(8,949)	(8,879)
Purchase of common stock	(820)	(571)	(178)
Shares issued under Employee Stock Purchase Plan	223	187	93
Stock options exercised	1,529	771	1,755
Proceeds from long-term debt issued to unconsolidated trusts		25,774
Net cash (used in) provided by financing activities	(8,621)	17,212	(7,209)
Net (decrease) increase in cash and cash equivalents	(21,018)	21,329	(18,499)
Cash and cash equivalents at beginning of year	32,121	10,792	29,291
Cash and cash equivalents at end of year	$11,103	$32,121	$10,792

20.	Quarterly Financial Data (Unaudited)

(In thousands, except per share data)
Quarters Ended 2006	March 31	June 30	Sept. 30	Dec. 31
Interest income	$20,883	$21,669	$22,835	$26,953
Interest expense	8,567	9,427	10,447	12,991
Net interest income	12,316	12,242	12,388	13,962
Provision for loan losses	(34)	(46)	253	792
Net interest income after provision for loan losses	12,350	12,288	12,135	13,170
Noninterest income	5,056	4,991	5,015	5,397
Noninterest expense	12,507	12,434	12,901	15,535
Income from continuing operations before income taxes	4,899	4,845	4,249	3,032
Income tax expense from continuing operations	910	967	966	517
Income from continuing operations	3,989	3,878	3,283	2,515
Income from discontinued operations before income taxes[1]	567	599	713	9,963
Income tax expense from discontinued operations[2]	165	171	250	3,549
Income from discontinued operations	402	428	463	6,414
Net income	$4,391	$4,306	$3,746	$8,929
Income from continuing operations - basic and diluted	$.54	$.52	$.45	$.32
Income from discontinued operations - basic and diluted	.05	.06	.06	.81
Net income per common share, basic and diluted	.59	.58	.51	1.13
Weighted average shares outstanding, basic	7,385	7,378	7,393	7,884
Weighted average shares outstanding, diluted	7,413	7,400	7,412	7,904
1Includes gain on disposals of $9,873 during the quarter ended December 31, 2006.
2Includes income tax expense of $3,456 during the quarter ended December 31, 2006 related to gain on disposals.

(In thousands, except per share data)
Quarters Ended 2005	March 31	June 30	Sept. 30	Dec. 31
Interest income	$15,127	$15,722	$16,369	$18,433
Interest expense	5,237	5,616	6,260	7,296
Net interest income	9,890	10,106	10,109	11,137
Provision for loan losses	(12)	31	348	255
Net interest income after provision for loan losses	9,902	10,075	9,761	10,882
Noninterest income	5,362	4,984	4,852	4,669
Noninterest expense	10,547	10,372	10,503	10,742
Income from continuing operations before income taxes	4,717	4,687	4,110	4,809
Income tax expense from continuing operations	992	1,131	699	969
Income from continuing operations	3,725	3,556	3,411	3,840
Income from discontinued operations before income taxes	448	440	656	179
Income tax expense from discontinued operations	117	108	214	44
Income from discontinued operations	331	332	442	135
Net income	$4,056	$3,888	$3,853	$3,975
Income from continuing operations - basic	$.55	$.52	$.51	$.55
Income from discontinued operations - basic	.05	.05	.06	.02
Net income per common share, basic	.60	.57	.57	.57
Income from continuing operations - diluted	.54	.52	.50	.55
Income from discontinued operations - diluted	.05	.05	.06	.02
Net income per common share, diluted	.59	.57	.56	.57
Weighted average shares outstanding, basic	6,791	6,781	6,786	6,963
Weighted average shares outstanding, diluted	6,839	6,818	6,821	6,991

21.	Business Combination - Citizens National Bancshares, Inc.

On October 1, 2006 the Company acquired 100% of the outstanding common shares of Citizens National Bancshares, Inc. (“Citizens Bancshares”), a one-bank holding company of Citizens Jessamine. Citizens Bancshares was subsequently merged into the Company, leaving Citizens Jessamine as a direct subsidiary of the Company. The results presented in the consolidated financial statements herein include the results of Citizens Jessamine since the acquisition date.

The aggregate purchase price of Citizens Bancshares was $30.3 million, including $15.3 million (50.4% of purchase price) in cash and $15.0 million (49.6% of purchase price) in common stock. The $32.30 per share value of the 464 thousand shares of common stock issued was determined based on the average of the daily closing prices of the Company’s common stock for the 15 consecutive days when the stock markets are open for trading ending on the fifteenth day prior to the closing of the merger. The purchase price resulted in approximately $14.6 million in goodwill and $4.5 million in a core deposit intangible asset. The core deposit asset is being amortized over a life of 9.4 years under a declining amortization schedule through the year 2014 with the remaining 10% to be amortized in year 2015. Goodwill is not subject to periodic amortization in the consolidated financial statements. As with prior acquisitions, minor adjustments to the total purchase price allocation, and thus goodwill, are possible as execution costs are finalized. The table below summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition. Pro forma condensed consolidated results of operations assuming Citizens Bancshares had been acquired at the beginning of the reported periods are not presented because the effect of this acquisition was not considered significant for financial reporting purposes.

(In thousands)	October 1, 2006

Assets
Cash and equivalents	$16,307
Investment securities	13,391
Loans, net of unearned income and allowance for loan losses	119,659
Premises and equipment, net	3,424
Goodwill	14,570
Core deposit intangible	4,524
Other assets	4,407
Total assets	$176,282

Liabilities
Deposits	$139,441
Short-term borrowings	2,880
Other liabilities	3,724
Total liabilities	146,045

Net Assets Acquired	$30,237

22.	Goodwill and Intangible Assets

Goodwill

The change in balance for goodwill is as follows.

(In thousands)	2006	2005
Beginning of year	$28,437	$7,509
Purchase price refinements of prior years’ acquisitions	211	206
Acquired goodwill	14,174	20,722
End of year	$42,822	$28,437

Acquired Intangible Assets

Acquired core deposit and customer relationship intangible assets were as follows as of December 31 of the year indicated.

	2006		2005
Amortized Intangible Assets (In thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Core deposit intangibles	$10,890	$2,541	$6,112	$634
Other customer relationship intangibles	2,414	1,008	2,414	621
Total	$13,304	$3,549	$8,526	$1,255

Aggregate amortization expense of core deposit and customer relationship intangible assets was $2,009,000 and $934,000 for 2006 and 2005, respectively. Estimated amortization expense for each of the next five years is as follows.

(In thousands)	Amount
2007	$2,475
2008	1,880
2009	1,425
2010	1,070
2011	899

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures and internal control over financial reporting are, to the best of their knowledge, effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Our Chief Executive Officer and Chief Financial Officer have also concluded that there were no changes in our internal control over financial reporting or in other factors that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or any corrective actions with regard to significant deficiencies and material weaknesses in internal control over financial reporting.

Notwithstanding the foregoing, we have a matter that our external auditors have classified as a material weakness in internal control over financial reporting as of December 31, 2006 but that we believe is instead a significant deficiency. We refer you to the section below entitled “Non-Routine Change; Situation Deemed by Management to Reflect a Significant Deficiency” for a description of this matter.

Definition of “Material Weakness” and of “Significant Deficiency.” The Public Company Accounting Oversight Board’s Auditing Standard No. 2 has defined a material weakness as “a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” The Public Company Accounting Oversight Board’s Auditing Standard No. 2 has defined a significant deficiency as “a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.”

Non-Routine Change; Situation Deemed by Management to Reflect a Significant Deficiency. A matter arose during a recent audit which our external auditors have classified as a material weakness but which management views instead as a significant deficiency. Effective January 1, 2006, we adopted a paid time off (“PTO”) policy to replace the vacation and sick pay policies previously in effect. At the time the PTO policy was initially being developed and considered by us, management evaluated the terms of the proposed policy and its potential effect on the Company. Because this change was not routine, management’s evaluation included making the Chief Financial Officer aware of the potential policy change so that he could evaluate potential changes in accounting and financial reporting that would result if the policy was adopted. Our Chief Financial Officer did evaluate the financial reporting implications, discussed the appropriate accounting treatment with Crowe Chizek and Company LLC (“Crowe Chizek”), our registered independent public accounting firm, and concluded on the appropriate accounting and financial reporting. At that time, our internal control over financial reporting with respect to non-routine changes appeared to be effective.

However, the PTO policy originally contemplated was changed before it was adopted by our board. While our Chief Financial Officer was made aware of and, we believe, evaluated the changes to the policy, any such evaluation was neither documented nor confirmed with Crowe Chizek. During the annual audit of the 2006 financial statements, Crowe Chizek discovered that the terms of the PTO policy put in place differed from the terms initially analyzed by management for appropriate accounting, resulting in an under-accrual of the liability for compensated absences. This understatement of the liability for compensated absences of $1.3 million was corrected in the fourth quarter of 2006, prior to our announcement of fourth quarter and annual earnings. Under the terms of the new PTO policy, an employee may now carry over unused vacation and sick days (subject to limitations based upon rank and tenure) and be paid in cash for any unused vacation and sick days at the time the employee ceases to work for us (i.e. at retirement, death, resignation or termination of employment). In no event may an employee carry over into a subsequent year a number of unused PTO days greater than 125% of the number of PTO days to which such employee is entitled in the subject year (the “Carry Over Limitation”). The $1.3 million reflects a liability that we are obligated to accrue pursuant to generally accepted accounting principles (“GAAP”) to reflect our (or one of our subsidiary’s) obligations to our employees with respect to unused PTO days that can be accumulated and carried over to subsequent years without risk of forfeiture.

Since we did not have adequate written documentation of the Chief Financial Officer’s analysis of potential accounting and financial reporting changes regarding the further proposed changes to the PTO policy, we cannot be completely sure that the financial reporting error occurred solely because of human error or because a detailed analysis was not properly done. Further, because of the magnitude of the reporting error with respect to our 2006 normalized earnings and because the reporting error was discovered by Crowe Chizek, we have concluded that we had a significant deficiency in internal control over financial reporting with respect to non-routine changes or complex changes. However, we believe (contrary to the judgment of Crowe Chizek that this matter constitutes a material weakness) that this matter (in light of both the actual and potential magnitude of the error in question) constitutes a significant deficiency because

•	the amount (including estimated potential amounts), net of tax, that could have been accrued for the PTO policy represents only approximately 5.0% of our 2006 net income;
•	the under-accrual in question is an isolated event in our accounting history; and
•
the amount required under GAAP in 2006 for the PTO policy is not representative of the cost that will be accrued in future periods. Due to the facts that (i) upon adoption of the new PTO policy each of our employees was granted a start-up PTO balance of between one to two weeks and (ii) our employees in future periods will not be able to accumulate PTO days as quickly as was the case in 2006 due to the Carry Over Limitation, we anticipate that the level of accrual required for our PTO policy in future periods will not require a substantial increase beyond the amount that has been accrued and reflected in our year end financial statements.

Remediation of Significant Deficiency. To remediate the significant deficiency described above and enhance our internal control over financial reporting, management has commenced an internal review of our processes in order to better ensure proper financial reporting of non-routine changes and complex changes. We also expect to do the following:

•
Revise our procedures related to internal control over financial reporting with respect to any complex or non-routine change (including changes in compensation policies) to require the Chief Financial Officer or other senior financial reporting employee to document in writing the results of their evaluation of potential accounting changes and financial reporting changes that would occur from such complex or non-routine change.

•
Implement a monitoring system for the differences between drafts and final documentation relating to complex or non-routine changes to evaluate whether the accounting and financial reporting requirements have changed.

•	Increase communication by and among our senior management and financial reporting employees and other third parties relevant to the disclosure process.
•
Retain our procedures of ensuring that our Chief Financial Officer be made aware of and involved in any complex or non-routine contemplated change so that any potential tax, accounting and financial reporting issues may be evaluated.

•
Retain our procedure of encouraging our Chief Financial Officer and other senior financial reporting employees to contact outside financial experts and consultants, if deemed advisable, to discuss potential tax, accounting and/or financial reporting issues regarding a complex or non-routine contemplated change.

Conclusion. Notwithstanding the evaluation and initiation of these remediation actions, the identified significant deficiency in our internal control over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time, tested, and concluded by management to be operating effectively.

Management’s Report on Internal Control Over Financial Reporting

Management Responsibility. The management of Farmers Capital Bank Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system is designed to provide reasonable assurance to Company’s management and Board of Directors regarding the reliability of financial reporting and the presentation of published financial statements. However, all internal control systems, no matter how well designed, have inherent limitations.

General Description of Internal Control over Financial Reporting. Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of Company assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that Company’s receipts and expenditures are being made only in accordance with the authorization of Company’s management and members of the Company’s Board of Directors; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, uses or dispositions of Company assets that could have a material effect on the Company’s financial statements.

Inherent Limitations in Internal Control over Financial Reporting. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented or overridden by collusion or other improper activities. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management’s Assessment of the Company’s Internal Control over Financial Reporting. We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” This assessment excluded the internal control over financial reporting for Citizens National Bank of Jessamine County ("Citizens Jessamine") as permitted by the Securities and Exchange Commission for current year acquisitions. Citizens National Bancshares, Inc., the former parent company of Citizens Jessamine, was acquired by the Company on October 1, 2006. Citizens Jessamine represented 9.4% of the Company’s consolidated assets at December 31, 2006 and 1.1% of the Company’s consolidated net income for 2006.

As a result of our assessment of the Company’s internal control over financial reporting, we conclude that the Company’s internal control over financial reporting was effective as of December 31, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Auditor Assessment. Our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Crowe Chizek and Company LLC. As stated in their report, which appears herein, Crowe Chizek and Company LLC believes that a material weakness in internal control over financial reporting existed at December 31, 2006 and, accordingly, that the Company’s internal control over financial reporting was not effective at that date.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
Farmers Capital Bank Corporation
Frankfort, Kentucky

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Farmers Capital Bank Corporation (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

On October 1, 2006, the Company acquired Citizens National Bancshares, Inc., the former parent company of Citizens National Bank of Jessamine County (“Citizens Jessamine”). Citizens Jessamine’s assets represented 9.4% of the Company’s consolidated assets at December 31, 2006, and its income represented 1.1% of the Company’s consolidated net income for 2006. As permitted by the Securities and Exchange Commission for the year of acquisition, the Company excluded Citizens Jessamine from its assessment of internal controls over financial reporting. Accordingly, our audit of internal control over financial reporting also excluded Citizens Jessamine.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We have identified the following material weakness that has not been identified as a material weakness in management’s assessment. On January 1, 2006, the Company adopted a paid time off (“PTO”) policy to replace the vacation and sick pay policies previously in effect. As the PTO policy was being developed, management evaluated the terms of the proposed policy, concluded on the appropriate accounting, and discussed the accounting with us. During the annual audit of the 2006 financial statements, we discovered that the terms of the plan put in place differed from the terms initially analyzed by management for appropriate accounting, resulting in an under-accrual of the liability for compensated absences. The Company’s control over evaluation of final benefit plan documentation was not effective in this instance. The known error, an understatement of the liability for compensated absences of $1.3 million, was corrected by management prior to completion of the 2006 financial statements. We believe that the actual and potential error arising from this matter would have been material to the annual or interim financial statements. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the Company’s consolidated 2006 financial statements, and this report does not affect our report dated March 12, 2007, on those financial statements, which expressed an unqualified opinion thereon.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, management’s assessment that Farmers Capital Bank Corporation maintained effective internal control over financial reporting as of December 31, 2006 is not fairly stated, in all material respects, based on criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Farmers Capital Bank Corporation has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Crowe Chizek and Company LLC

Louisville, Kentucky
March 12, 2007

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

		Positions and	Years of Service
		Offices With	With the
Executive Officer[1]	Age	the Registrant	Registrant
G. Anthony Busseni	58	President and CEO, Director[2]	22*

Allison B. Gordon	43	Senior Vice President[3]	20*

The Company has adopted a Code of Ethics that applies to the Company’s directors, officers and employees, including the Company’s chief executive officer and chief financial officer. The Company makes available its Code of Ethics on its Internet website at www.farmerscapital.com.

Additional information required by Item 10 is hereby incorporated by reference from the Company's definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 8, 2007 which will be filed with the Commission on or about April 1, 2007, pursuant to Regulation 14A.

*	Includes years of service with the Company and its subsidiaries.

1	For Regulation O purposes, Frank W. Sower, Jr., Chairman of the Company’s board of directors, is considered an executive officer in name only.

2
Also a director of Farmers Bank, Citizens Jessamine, Farmers Georgetown, United Bank, Lawrenceburg Bank, First Citizens Bank, Citizens Northern, FCB Services, Farmers Insurance (Chairman), Leasing One (Chairman), Kentucky General (Chairman), Pro Mortgage, FFKT Insurance, Kentucky Home Life Insurance Company, Citizens Acquisition, and an administrative trustee of Farmers Capital Bank Trust I and Farmers Capital Bank Trust II.

3	Also a director of Farmers Bank, Farmers Georgetown, FCB Services, and an administrative trustee of Farmers Capital Bank Trust I and Farmers Capital Bank Trust II.

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions

Item 14. Principal Accountant Fees and Services

The information required by Items 11 through 14 is hereby incorporated by reference from the Company's definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 8, 2007 which will be filed with the Commission on or about April 1, 2007, pursuant to Regulation 14A.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1.	Financial Statements

The following consolidated financial statements and report of independent registered accounting firm of the Company is included in Part II, Item 8 on pages 41 through 74:

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
4
Articles of Incorporation and Bylaws of the Registrant (incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, the Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003).

21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	CEO and CFO Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARMERS CAPITAL BANK CORPORATION

By:	/s/ G. Anthony Busseni
G. Anthony Busseni
President and Chief Executive Officer

Date:	March 6, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ G. Anthony Busseni	President, Chief Executive Officer	March 6, 2007
G. Anthony Busseni	and Director (principal executive
officer of the Registrant)

/s/ Frank W. Sower, Jr.	Chairman	3-6-07
Frank W. Sower, Jr.

/s/ Frank R. Hamilton, Jr.	Director	3-7-07
Frank R. Hamilton, Jr.

/s/ Lloyd C. Hillard, Jr.	Director	3-5-07
Lloyd C. Hillard, Jr.

/s/ Cecil D. Bell, Jr.	Director	3-2-07
Cecil D. Bell, Jr.

/s/ Shelley Sweeney	Director	3-9-07
Shelley S. Sweeney

/s/ Donald J. Mullineaux	Director	3/6/07
Dr. Donald J. Mullineaux

/s/ Harold G Mays	Director	3-3-07
Harold G. Mays

/s/ J.D. Sutterlin	Director	3/2/07
Dr. John D. Sutterlin

/s/ Michael M. Sullivan	Director	March 5, 2007
Michael M. Sullivan

/s/ J. Barry Banker	Director	3-5-07
J. Barry Banker

/s/ Robert Roach Jr.	Director	March 6, 2007
Robert Roach, Jr.

/s/ Doug Carpenter	Senior Vice President, Secretary	3-6-07
C. Douglas Carpenter	and CFO (principal financial and
accounting officer)

INDEX OF EXHIBITS

Exhibit		Page

21	Subsidiaries of the Registrant	84

23	Consent of Independent Registered Public Accounting Firm	86

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	87

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	88

32	CEO and CFO Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	89