Form 10-Q
period 2007-03-31
FARMERS CAPITAL BANK CORP
filed 2007-05-08
CIK 713095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 OR 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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
7,881,297 shares outstanding at May 4, 2007

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Unaudited Consolidated Balance Sheets
	March 31,	December 31,
(In thousands, except share data)	2007	2006
Assets
Cash and cash equivalents:
Cash and due from banks	$94,721	$115,640
Interest bearing deposits in other banks	1,857	1,783
Federal funds sold and securities purchased under agreements to resell	107,658	39,405
Total cash and cash equivalents	204,236	156,828
Investment securities:
Available for sale, amortized cost of $333,104 (2007) and $328,499 (2006)	331,738	326,485
Held to maturity, fair value of $7,357 (2007) and $7,849 (2006)	7,312	7,788
Total investment securities	339,050	334,273
Loans, net of unearned income	1,222,543	1,197,836
Allowance for loan losses	(11,284)	(11,999)
Loans, net	1,211,259	1,185,837
Premises and equipment, net	38,829	37,775
Company-owned life insurance	33,263	32,929
Goodwill	52,445	42,822
Other intangibles, net	12,087	9,755
Other assets	23,585	24,147
Total assets	$1,914,754	$1,824,366
Liabilities
Deposits:
Noninterest bearing	$223,446	$242,938
Interest bearing	1,247,309	1,211,882
Total deposits	1,470,755	1,454,820
Federal funds purchased and securities sold under agreements to repurchase	144,981	67,941
Other short-term borrowings	8,341	8,777
Subordinated notes payable to unconsolidated trusts	25,774	25,774
Long-term debt	62,020	62,218
Dividends payable	2,606	3,472
Other liabilities	19,730	22,923
Total liabilities	1,734,207	1,645,925
Shareholders’ Equity
Common stock, par value $.125 per share
9,608,000 shares authorized; 9,395,645 and 9,388,900
shares issued at March 31, 2007 and December 31, 2006, respectively	1,174	1,174
Capital surplus	56,868	56,679
Retained earnings	169,390	167,387
Treasury stock, at cost; 1,511,948 and 1,493,448 shares
at March 31, 2007 and December 31, 2006, respectively	(42,971)	(42,399)
Accumulated other comprehensive loss	(3,914)	(4,400)
Total shareholders’ equity	180,547	178,441
Total liabilities and shareholders’ equity	$1,914,754	$1,824,366
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Income
	Three Months Ended
	March 31,
(In thousands, except per share data)	2007	2006
Interest Income
Interest and fees on loans	$22,537	$17,166
Interest on investment securities:
Taxable	2,624	2,385
Nontaxable	857	943
Interest on deposits in other banks	14	12
Interest of federal funds sold and securities purchased under agreements to resell	1,370	377
Total interest income	27,402	20,883
Interest Expense
Interest on deposits	10,951	6,750
Interest on federal funds purchased and securities sold under agreements to repurchase	1,113	912
Interest on other borrowed funds	795	511
Interest on subordinated notes payable to unconsolidated trusts	448	394
Total interest expense	13,307	8,567
Net interest income	14,095	12,316
Provision for loan losses	(496)	(34)
Net interest income after provision for loan losses	14,591	12,350
Noninterest Income
Service charges and fees on deposits	2,856	2,095
Allotment processing fees	957	697
Other service charges, commissions, and fees	621	693
Data processing income	277	425
Trust income	488	452
Gains on sale of mortgage loans, net	117	179
Income from company-owned life insurance	347	359
Other	4	156
Total noninterest income	5,667	5,056
Noninterest Expense
Salaries and employee benefits	7,510	6,879
Occupancy expenses, net	1,066	928
Equipment expenses	781	716
Data processing and communication expenses	1,155	1,155
Bank franchise tax	514	438
Correspondent bank fees	159	168
Amortization of intangibles	818	446
Other	2,335	1,777
Total noninterest expense	14,338	12,507
Income from continuing operations before income taxes	5,920	4,899
Income tax expense from continuing operations	1,310	910
Income from continuing operations	4,610	3,989
Income from discontinued operations before income tax expense		567
Income tax expense from discontinued operations		165
Income from discontinued operations		402
Net income	$4,610	$4,391
Net Income Per Common Share
Income from continuing operations - basic and diluted	$.58	$.54
Income from discontinued operations - basic and diluted		.05
Net income per common share - basic and diluted	$.58	$.59
Weighted Average Shares Outstanding
Basic	7,893	7,385
Diluted	7,908	7,413
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Comprehensive Income
	Three Months Ended
	March 31,
(In thousands)	2007	2006
Net Income	$4,610	$4,391
Other comprehensive income (loss):
Unrealized net holding gain (loss) on available for sale securities arising during the period, net of tax of $227 and $(648), respectively	421	(1,203)
Amortization of net actuarial loss, transition obligation, and prior service costs attributed to the Company’s postretirement benefit plans, net of tax of $35	65
Other comprehensive income (loss)	486	(1,203)
Comprehensive Income	$5,096	$3,188
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Cash Flows
Three months ended March 31, (In thousands)	2007	2006
Cash Flows from Operating Activities
Net income	$4,610	$4,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,789	1,323
Net amortization of investment security premiums and (discounts):
Available for sale	(337)	(17)
Held to maturity		(6)
Provision for loan losses	(496)	(34)
Noncash compensation expense	17	34
Mortgage loans originated for sale	(6,007)	(8,065)
Proceeds from sale of mortgage loans	4,384	7,704
Deferred income tax expense	2,466	1,268
Gains on sale of mortgage loans, net	(117)	(179)
Loss on sale of premises and equipment, net	105
Decrease in accrued interest receivable	278	106
Income from company-owned life insurance	(334)	(346)
Decrease (increase) in other assets	1,230	(936)
Increase in accrued interest payable	12	108
Decrease in other liabilities	(6,806)	(887)
Net cash provided by discontinued operating activities		567
Net cash provided by operating activities	794	5,031
Cash Flows from Investing Activities
Proceeds from maturities and calls of investment securities:
Available for sale	98,529	10,946
Held to maturity	476	1,710
Proceeds from sale of available for sale investment securities	667	664
Purchase of available for sale investment securities	(103,464)	(7,190)
Loans originated for investment, net of principal collected	(23,186)	(23,373)
Payment of prior year accrued purchase price-Citizens Bancorp, Inc.		(21,846)
Purchase of PNC Military Allotment operations, net of cash acquired	(1,876)
Purchase price refinements of previous acquisitions	(27)	(28)
Additions to mortgage servicing rights, net	(15)	(41)
Purchase of premises and equipment	(2,285)	(1,220)
Proceeds from sale of equipment	198
Net cash provided by discontinued investing activities		13,817
Net cash used in investing activities	(30,983)	(26,561)
Cash Flows from Financing Activities
Net increase in deposits	5,065	8,848
Net increase in securities sold under agreements to repurchase	77,040	8,371
Proceeds from other long-term debt	5,000
Repayments of long-term debt	(5,198)	(496)
Net decrease in other short-term borrowings	(436)	(635)
Dividends paid	(3,473)	(2,245)
Purchase of common stock	(572)	(328)
Shares issued under Employee Stock Purchase Plan	68	59
Stock options exercised	103	58
Net cash used in discontinued financing activities		(5,274)
Net cash provided by financing activities	77,597	8,358
Net increase (decrease) in cash and cash equivalents	47,408	(13,172)
Less: net increase in cash and cash equivalents of discontinued operations		(9,110)
Net increase (decrease) in cash and cash equivalents from continuing operations	47,408	(22,282)
Cash and cash equivalents from continuing activities at beginning of year	156,828	131,018
Cash and cash equivalents from continuing activities at end of period	$204,236	$108,736
Supplemental Disclosures
Cash paid during the period for:
Interest	$13,590	$9,328
Income taxes	3,700	800
Transfers from loans to repossessed assets	136	201
Cash dividend declared and unpaid	2,606	2,432
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share data)							Accumulated
							Other	Total
Three months ended	Common Stock		Capital	Retained	Treasury Stock		Comprehensive	Shareholders’
March 31, 2007 and 2006	Shares	Amount	Surplus	Earnings	Shares	Amount	Income	Equity
Balance at January 1, 2007	9,388	$1,174	$56,679	$167,387	1,493	$(42,399)	$(4,400)	$178,441
Net income				4,610				4,610
Other comprehensive income							486	486
Cash dividends declared, $.33 per share				(2,607)				(2,607)
Purchase of common stock					18	(572)		(572)
Stock options exercised	4		104					104
Shares issued pursuant to Employee Stock Purchase Plan	3		68					68
Stock-based compensation			17					17
Balance at March 31, 2007	9,395	$1,174	$56,868	$169,390	1,511	$(42,971)	$(3,914)	$180,547

Balance at January 1, 2006	8,856	$1,107	$39,829	$156,796	1,467	$(41,579)	$(1,917)	$154,236
Net income				4,391				4,391
Other comprehensive loss							(1,203)	(1,203)
Cash dividends declared, $.33 per share				(2,433)				(2,433)
Purchase of common stock					10	(328)		(328)
Stock options exercised, including related tax benefits	2	1	57					58
Shares issued pursuant to Employee Stock Purchase Plan	2		59					59
Stock-based compensation			42					42
Balance at March 31, 2006	8,860	$1,108	$39,987	$158,754	1,477	$(41,907)	$(3,120)	$154,822
See accompanying notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation and Nature of Operations

The consolidated financial statements include the accounts of Farmers Capital Bank Corporation (the "Company"), a financial holding company, and its bank and nonbank subsidiaries. Bank subsidiaries and their significant nonbank subsidiaries include Farmers Bank & Capital Trust Co. (“Farmers Bank”) in Frankfort, KY and its wholly-owned subsidiaries Leasing One Corporation (“Leasing One”) and Farmers Capital Insurance Corporation (“Farmers Insurance”). Leasing One is a commercial leasing company in Frankfort, KY and Farmers Insurance is an insurance agency in Frankfort, KY; Farmers Bank and Trust Company in Georgetown, KY (“Farmers Georgetown”) and its wholly-owned subsidiary Pro Mortgage Partners, LLC (“Pro Mortgage”), a mortgage brokerage company offering a variety of fixed rate loan products; First Citizens Bank in Elizabethtown, KY; United Bank & Trust Co. in Versailles, KY; Lawrenceburg National Bank in Harrodsburg, KY; Citizens Bank of Northern Kentucky, Inc. in Newport, KY (“Citizens Northern”); and Citizens National Bank of Jessamine County in Nicholasville, KY (“Citizens Jessamine”).

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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

2.	Discontinued Operations

During 2006, the Company announced that it had entered into an agreement to sell Kentucky Banking Centers, Inc. ("KBC"), its former wholly-owned bank subsidiary in Glasgow, Kentucky, in a cash transaction valued at $20.0 million. The Company completed the sale on November 30, 2006 that resulted in a pretax gain of $9.4 million.

The Company also announced during 2006 that it had entered into an agreement to sell the Owingsville and Sharpsburg branches of Farmers Georgetown in Bath County (the “Branches”). The sale was completed on December 1, 2006 and the Company recorded a pretax gain on the sale of the Branches of $431 thousand.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the financial position and results of operations of KBC and Farmers Georgetown’s Branches are removed from the detail line items of the Company’s financial statements and presented separately as discontinued operations. Prior period results included herein have been reclassified to conform to the current presentation which displays the financial position and operating results prior to the sale and the subsequent gains on sale of KBC and the Branches as discontinued operations. These reclassifications had no effect on net income or shareholders’ equity.

3.	Reclassifications

Certain reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation. These reclassifications do not affect net income or total shareholders’ equity as previously reported.

4.	Recently Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, "Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS No. 133 and SFAS No. 140. This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS No. 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Adoption of SFAS No. 155 on January 1, 2007 did not have a material impact on the Company’s results of operations and consolidated financial condition.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets”. This Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. Adoption of SFAS No. 156 on January 1, 2007 did not have a material impact on the Company’s results of operations and consolidated financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement provides clarification of the definition of fair value, methods used to measure fair value, and additional disclosures about fair value measurements. This Standard is applicable in circumstances in which other Standards require or permit assets or liabilities to be measured at fair value. Therefore, this Standard does not require any new fair value measurements. This Standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of this

Statement on January 1, 2008 to have a material impact on its results of operations and consolidated financial condition.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 allows companies to record certain financial assets and financial liabilities at full fair value if they so choose. SFAS No. 159 was issued to mitigate volatility in reported earnings caused by an accounting model utilizing multiple measurement attributes. The adoption of the fair value option is recorded as a cumulative-effect adjustment to the opening balance of retained earnings, which would be January 1 for the Company. Upon adoption, the difference between the carrying amount and the fair value of the items chosen is included in the cumulative-effect adjustment. Subsequent changes in fair value are recorded through the income statement. SFAS No. 159 is effective as of the beginning of the first fiscal year after November 15, 2007, which is January 1, 2008 for the Company. The Company does not expect the adoption of this Statement to have a material impact on its results of operations and consolidated financial condition.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48 “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. It is the Company’s policy to charge any interest and penalties, if incurred, to their respective federal or state income tax expense accounts. Adoption of FIN 48 on January 1, 2007 did not have a material impact on the Company’s results of operations and consolidated financial condition.

5.	Net Income Per Common Share

Basic net income per common share is determined by dividing net income by the weighted average total number of shares of common stock outstanding. Diluted net income per common share is determined by dividing net income by the total weighted average number of shares of common stock outstanding, plus the total weighted average number of shares that would be issued upon exercise of dilutive stock options assuming proceeds are used to repurchase shares pursuant to the treasury stock method. Net income per common share computations were as follows at March 31, 2007 and 2006.
	Three Months Ended March 31,
(In thousands, except per share data)	2007	2006

Net income, basic and diluted	$4,610	$4,391

Average shares outstanding	7,893	7,385
Effect of dilutive stock options	15	28
Average diluted shares outstanding	7,908	7,413

Net income per share, basic and diluted	$.58	$.59

Continuing Operations

Income from continuing operations, basic and diluted	$4,610	$3,989
Income per share from continuing operations, basic and diluted	.58	.54

Discontinued Operations

Income from discontinued operations, basic and diluted		$402
Income per share from discontinued operations, basic and diluted		.05

6. Business Combination - Military Allotment Operation, PNC Bank, National Association

In January 2007, First Citizens completed its transaction to acquire the Military Allotment operation of PNC Bank, National Association in a cash transaction. First Citizens acquired intangible assets in the form of a customer list and goodwill. It also recorded a core deposit intangible in connection with receiving approximately $10.8 million in deposits from PNC in the transaction. First Citizens merged the acquired Military Allotment operation into its existing allotment operations, which specializes in the processing of federal benefit payments and military allotments.

The total cost related to this acquisition, which was paid entirely in cash, was $12.7 million. The customer list and core deposit intangible assets of $1.3 million and $1.9 million at acquisition are being amortized over a life of 7 years under a declining amortization schedule through year 2013. Goodwill is not subject to periodic amortization in the consolidated financial statements, but will be deductible for federal income tax purposes over a period of 15 years. The following table summarized the estimated fair value of assets acquired and liabilities assumed at the date of acquisition.

(In thousands)	January 12, 2007

Assets
Cash	$10,870
Customer list intangible	1,275
Core deposit intangible	1,874
Goodwill	9,575
Total Assets	$23,594

Liabilities
Deposits	$10,870

Net Assets Acquired	$12,724

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

DISCONTINUED OPERATIONS

During 2006, the Company announced that it had entered into an agreement to sell Kentucky Banking Centers, Inc. (“KBC”), its former wholly-owned bank subsidiary in Glasgow, Kentucky, in a cash transaction valued at $20.0 million. The Company completed the sale on November 30, 2006 that resulted in a pretax gain of $9.4 million.

The Company also announced during 2006 that it had entered into an agreement to sell the Owingsville and Sharpsburg branches of Farmers Georgetown in Bath County (the “Branches”). The sale was completed on December 1, 2006 and the Company recorded a pretax gain on the sale of the Branches of $431 thousand.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the financial position and results of operations of KBC and Farmers Georgetown’s Branches are removed from the detail line items of the Company’s financial statements and presented separately as discontinued operations. Prior period results included herein have been reclassified to conform to the current presentation which displays the financial position and operating results prior to the sale and the subsequent gains on sale of KBC and the Branches as discontinued operations. These reclassifications had no effect on net income or shareholders’ equity. Unless otherwise noted, this Management’s Discussion and Analysis of Financial Condition and Results of Operations relate only to the Company’s continuing operations.

RESULTS OF OPERATIONS

First Quarter 2007 vs. First Quarter 2006

The Company reported net income of $4.6 million for the three months ended March 31, 2007, an increase of $219 thousand or 5.0% compared to $4.4 million reported for the three months ended March 31, 2006. Basic and diluted net income per share was $.58 for the current three months, a decline of $.01 or 1.7% compared to $.59 a year earlier. Although net income increased in the three-month comparison, per share net income declined as a result of an additional 464 thousand shares issued in connection with the October 1, 2006 acquisition of Citizens National Bancshares, Inc. (“Citizens National”), the former holding company of Citizens National Bank of Jessamine County (“Citizens Jessamine”). The operating results related to Citizens National generally increased reported income and expense line items in the current three-month period compared to a year ago due to the timing of the acquisition. Net loans and deposits acquired from Citizens National on the date of purchase were $120 million and $139 million, respectively.

Income from continuing operations was $4.6 million for the three months ended March 31, 2007, an increase of $621 thousand or 15.6% from $4.0 million reported for the three months ended March 31, 2006. Basic and diluted income per share from continuing operations was $.58 for the current three months, an increase of $.04 or 7.4% compared to the same period a year ago. The percentage increase in per share earnings from continuing operations is lower than the percentage increase in absolute dollars due to the additional shares issued in connection with the Citizens National acquisition during the fourth quarter of 2006.

The increase in net income for the current three months was driven by higher net interest income, mainly attributed to the Citizens National acquisition, and a higher negative provision for loan losses. Net interest income for the current period was $14.1 million, an increase of $1.8 million or 14.4% compared to $12.3 million for the same period a year earlier. The increase in net interest income was led by a $5.4 million or 31.3% increase in interest income on loans. The increase in interest income offset higher interest expense of $5.0 million or 58.8% that was driven primarily by an increase in interest expense on deposits of $4.2 million or 62.2%. The Citizens National acquisition accounted for $1.4 million of the increase in net interest income in the comparison, including $2.3 million higher interest on loans partially offset by $1.2 million higher interest expense on deposits.

The provision for loan losses decreased $462 thousand in the quarterly comparison. The negative $496 thousand provision recorded in the current period is reflective of the overall improved credit quality in the Company’s loan portfolio. This improvement is attributed to several factors, including a decline in nonperforming and watch list loans from year-end 2006, lower annualized net charge-offs as a percentage of average loans outstanding, and lower historical loss ratios.

Noninterest income was $5.7 million during the current three-month period, an increase of $611 thousand or 12.1% compared to $5.1 million a year earlier. The increase in noninterest income was driven by the previously mentioned Citizens National acquisition and the acquisition of the Military Allotment operation of PNC Bank, National Association that occurred during January, 2007. The Citizens National acquisition accounted for an additional $366 thousand in noninterest income; the Military Allotment acquisition accounted for an additional $790 thousand in noninterest income. The increase in fee income attributable to these acquisitions offset declines experienced in other line items from previously existing operations.

Noninterest expenses increased $1.8 million or 14.6% for the current three months compared to the same period a year ago. The increase in noninterest expenses was led by higher personnel costs, which grew $631 thousand or 9.2%. The increase in personnel costs is mainly attributed to a $556 thousand increase related to the Citizens National acquisition, which added an additional 39 full-time equivalent employees. Overall employee benefit expenses were down $389 thousand in the comparison due to lower costs associated with the Company’s self-funded health insurance plan. Amortization expense increased to $818 thousand from $446 thousand, a sharp increase of $372 thousand and is attributed to the additional customer list and core deposit intangible assets resulting from the acquisitions of Citizens National and the Military Allotment operation of PNC Bank. All other noninterest expenses increased $828 thousand or 16.0% and occurred across a broad range of line items and were due in part to the Company’s expansion activities. The effective income tax rate was 22.1% for the current three months compared to 18.6% a year earlier.

Income from discontinued operations was zero in the current three-month period of 2007. This represents a decline of $402 thousand compared to the same period in 2006. The decline is due to the previously disclosed sale of all discontinued operations that occurred during the fourth quarter of 2006.

The return on average assets (“ROA”) was 1.01% for the current quarter, a decrease of 4 basis points compared to 1.05% reported for the same period in 2006. The decrease in ROA was led by a 19 basis point decline in net interest margin to 3.67% from 3.86%. Significant factors that partially offset the decrease in net interest margin is a 10 basis point decline in the provision for loan losses and a 6 basis point improvement in net noninterest income and expenses. Return on average equity (“ROE”) was 10.50% for the first quarter of 2007 compared to 10.49% in the same period of 2006. The slightly higher ROE in the current period is due mainly to the higher financial leverage of 10.4% in the current period compared to 10.0% for the same period a year ago, which was enough to offset the 4 basis point decrease in ROA. Financial leverage represents the degree to which borrowed funds, as opposed to equity, are used in the funding of assets.

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

The Company’s tax equivalent (“TE”) yield on earning assets for the current three months was 7.0%, an increase of 55 basis points from 6.4% in the same period a year ago. The cost of funds for the current three months was 3.8%, an increase of 80 basis points compared to 3.0% in the same period a year earlier. A goal of the Company in the current interest rate environment is to increase earning assets while maintaining the current relatively low interest rates paid on interest bearing liabilities. The Company strives to accomplish this goal while providing excellent service, offering competitive rates to its customers, and maintaining its core deposit base. Maintaining the relatively low cost of funds is becoming increasingly difficult due to the current economic environment and competitive market forces. Average earning assets were $1.6 billion for the current quarter, an increase of 276 million or 20.5% compared to $1.3 billion a year ago. As a percentage of total average assets, earning assets increased 26 basis points to 88.0% from 87.8%. The higher earning asset ratio positively impacted ROA by three basis points in the quarterly comparison.

Interest income results from interest earned on earning assets, which primarily include loans and investment securities. Interest income is affected by the volume (average balance), composition of earning assets, and the related rates earned on those assets. Total interest income for the first quarter of 2007 was $27.4 million, an increase of $6.5 million or 31.2% compared to the comparable period in the previous year. The growth in interest income was mainly attributed to higher interest income on loans of $5.4 million or 31.3%. Interest income on loans increased as a result of higher average loan balances outstanding resulting from the Citizens National acquisition, higher internally generated loan growth, and a 48 basis point increase in the average rate earned on loans. The Citizens National acquisition accounted for $2.3 million of the increase in interest income on loans.

Interest and fees on loans was $22.5 million, an increase of $5.4 million or 31.3% compared to a year earlier. Average loans increased $229 million or 23.6% to $1.2 billion in the comparison due mainly to a $120 million higher average balance outstanding from the acquisition of Citizens National and higher loan demand. Interest income on loans was also boosted by a 48 basis point increase in the tax equivalent yield to 7.7% from 7.2% in the quarterly comparison. Interest on taxable securities was $2.6 million, an increase of $239 thousand or 10.0% due to a 73 basis point increase in the average rate earned, which offset a $16.2 million or 6.8% lower average balance outstanding. Interest on nontaxable securities declined 9.1% to $857 thousand due to a 40 basis point drop in the average rate along with a $3.6 million decline in the average balance. Interest on short-term investments, including time deposits in other banks, federal funds sold, and securities purchased under agreements to resell, increased $995 thousand to $1.4 million from $389 thousand due to a $66.9 million increase in the average balance outstanding and, to a lesser extent, a 152 basis point increase in the average rate earned to 5.0% from 3.5%. The increase in the average balance outstanding of short-term investments is mainly attributed to higher federal funds sold and securities purchased under agreements to resell, which are temporary investments that fluctuate as the Company’s overall liquidity and interest rate sensitivity profile changes.

Interest expense results from incurring interest on interest bearing liabilities, which primarily include interest bearing deposits, federal funds purchased and securities sold under agreements to repurchase, and other borrowed funds. Interest expense is affected by volume, composition of interest bearing liabilities, and the related rates paid on those liabilities. Total interest expense was $13.3 million for first quarter of 2007, an increase of $4.7 million or 55.3% from the same period in the prior year. Interest expense increased mainly as a result of higher interest expense on deposits of $4.2 million or 62.2%. Interest expense on deposits increased as a result of higher deposit balances outstanding from the Citizens National acquisition, higher deposits generated internally, and higher rates paid on interest bearing deposits throughout the entire deposit portfolio. The Company’s cost of funds was 3.8% for the first quarter of 2007, an increase of 80 basis points from 3.0% for the prior year. The percentage increase in cost of funds was led by a 105 basis point increase in time deposits.

Interest expense on time deposits, the largest component of total interest expense, increased $3.7 million or 75.5% to $8.5 million. The increase is due to both a $194 million or 36.4% increase in volume combined with a 105 basis point increase in the average rate paid to 4.8% from 3.7%. The increase in average time deposits outstanding in the comparable periods was fueled by an additional $66.6 million of time deposits related to the Citizens National acquisition along with additional time deposits generated internally in order to fund higher loan growth. The increase in the average rate paid is due to competitive market conditions, the need to attract additional deposits to support asset growth, and the relocation or opening of branch sites in existing or new markets.

Interest expense on savings deposits and interest bearing demand deposits increased $427 thousand or 43.8% and $111 thousand or 12.0%, respectively. The increase in interest expense on savings deposits was due to the combination of a $33.7 million or 15.9% increase in volume and a 45 basis point increase in the average rates paid to 2.3% from 1.9%. The Citizens National acquisition contributed an additional $39.6 million in average savings deposits with an average rate paid of 3.9% in the current three-month period. Excluding the additional savings deposits attributed to the Citizens National acquisition, average savings deposits for the Company declined $5.9 million or 2.8%. Interest on interest bearing demand deposits increased due to a higher average rate paid of 18 basis points to 1.6%, which offset the effect of a $1.7 million or .6% decrease in the average balance outstanding to $267 million. Excluding the $8.0 million additional average interest bearing demand deposits attributed to the Citizens National acquisition, average interest bearing demand deposits for the Company declined $9.7 million or 3.6% in the comparison.

Interest expense on federal funds purchased and securities sold under agreements to repurchase increased $201 thousand or 22.0% due to a $17.3 million increase in the average balance outstanding partially due to additional correspondent banking activity. Interest expense on other borrowed funds consists primarily of Federal Home Loan Bank (“FHLB”) borrowings and subordinated notes payable to unconsolidated trusts. Interest expense on other borrowed funds was $1.2 million, an increase of $338 thousand or 37.3% and is due mainly to an increase in interest expense related to higher FHLB average borrowings outstanding. Interest expense on the Company’s subordinated notes payable increased $54 thousand or 13.7% as the variable rate on these notes have repriced higher in the comparable periods.

The net interest margin (TE) decreased 19 basis points to 3.67% during the first quarter of 2007 compared to 3.86% in the same quarter of 2006. The lower net interest margin is attributed to a 25 basis point decrease in the spread between rates earned on earning assets and the rates paid on interest bearing liabilities to 3.22% in the current quarter from 3.47% in the comparable quarter of 2006. The impact of noninterest bearing sources of funds partially offset the 25 basis point decrease in net interest spread by 6 basis points. The impact of noninterest bearing sources of funds on net interest margin typically increases as the cost of funds rise.

The following tables present an analysis of net interest income for the quarterly periods ended March 31.

Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential
Quarter Ended March 31,	2007			2006
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest[4]	Average Rate
Earning Assets
Investment securities
Taxable	$222,203	$2,624	4.79%	$238,406	$2,385	4.06%
Nontaxable[1]	89,940	1,227	5.53	93,555	1,368	5.93
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	112,403	1,384	4.99	45,528	389	3.47
Loans[1,2,3]	1,199,064	22,753	7.70	970,199	17,272	7.22
Total earning assets	1,623,610	$27,988	6.99%	1,347,688	$21,414	6.44%
Allowance for loan losses	(11,983)			(11,234)
Total earning assets, net of
allowance for loan losses	1,611,627			1,336,454
Nonearning Assets
Cash and due from banks	78,028			79,929
Premises and equipment, net	38,497			29,001
Other assets	116,199			90,162
Assets of discontinued operations				142,141
Total assets	$1,844,351			$1,677,687
Interest Bearing Liabilities
Deposits
Interest bearing demand	$267,487	$1,033	1.57%	$269,202	$922	1.39%
Savings	246,212	1,402	2.31	212,510	975	1.86
Time	726,591	8,516	4.75	532,585	4,853	3.70
Federal funds purchased and securities sold under agreements to repurchase	96,111	1,113	4.70	78,829	912	4.69
Other borrowed funds	95,987	1,243	5.25	75,667	905	4.85
Total interest bearing liabilities	1,432,388	$13,307	3.77%	1,168,793	$8,567	2.97%
Noninterest Bearing Liabilities
Commonwealth of Kentucky deposits	36,537			36,525
Other demand deposits	175,527			154,746
Other liabilities	21,783			19,832
Liabilities of discontinued operations				143,577
Total liabilities	1,666,235			1,523,473
Shareholders’ equity	178,116			154,214
Total liabilities and shareholders’
equity	$1,844,351			$1,677,687
Net interest income		14,681			12,847
TE basis adjustment		(586)			(531)
Net interest income		$14,095			$12,316
Net interest spread			3.22%			3.47%
Impact of noninterest bearing sources
of funds			.45			.39
Net interest margin			3.67%			3.86%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
2Loan balances include principal balances on nonaccrual loans.
3Loan fees included in interest income amounted to $562 thousand and $739 thousand in 2007 and 2006, respectively.
4Exludes the interest income and interest expense of discontinued operations.

Analysis of Changes in Net Interest Income (tax equivalent basis)
(In thousands)	Variance	Variance Attributed to
Quarter Ended March 31,	2007/2006[1,3]	Volume	Rate

Interest Income
Taxable investment securities	$239	$(889)	$1,128
Nontaxable investment securities[2]	(141)	(51)	(90)
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	995	766	229
Loans[2]	5,481	4,276	1,205
Total interest income	6,574	4,102	2,472
Interest Expense
Interest bearing demand deposits	111	(41)	152
Savings deposits	427	169	258
Time deposits	3,663	2,059	1,604
Federal funds purchased and securities sold under agreements to repurchase	201	199	2
Other borrowed funds	338	259	79
Total interest expense	4,740	2,645	2,095
Net interest income	$1,834	1,457	$377
Percentage change	100.0%	79.4%	20.6%

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
3Exludes the interest income and interest expense of discontinued operations.

Noninterest Income

Noninterest income was $5.7 million during the first quarter of 2007, an increase of $611 thousand or 12.1% compared to the same period a year earlier. Noninterest income represents 17.1% of total revenue for the current quarter, a decrease of 236 basis points from 19.5% for the same period in 2006.

Service charges and fees on deposits were $2.9 million in the first quarter of 2007, an increase of $761 thousand or 36.3% in the quarterly comparison. The primary driver of the increase in service charges and fees on deposits was a $463 thousand increase in account fees related to the Company’s allotment line of business, which grew during the current quarter as a result of the acquisition of the Military Allotment operations of PNC Bank. Allotment processing fees were $957 thousand, up $260 thousand or 37.3% also fueled by the acquisition of the Military Allotment operation. Fees resulting from overdrawn deposit accounts grew $152 thousand that was driven by the Citizens National acquisition. Trust income is up $36 thousand or 8.0% due to higher volume.

The Company experienced declines in the following noninterest income categories in the current quarter compared to a year earlier: non-deposit service charges, commissions, and fees of $72 thousand or 10.4%; data processing fees of $148 thousand or 34.8%; gains on sale of loans of $62 thousand or 34.6%; income from company-owned life insurance of $12 thousand or 3.3%; and net all other noninterest income of $152 thousand or 97.4%.

The decrease in data processing fees are attributed to the acquisition of Citizens National and the sale of KBC, both of which were data processing customers of the Company’s data processing subsidiary. Data processing income from KBC was not eliminated in consolidation once classified as discontinued operations, effectively increasing data processing income during the first quarter of 2006 by $97 thousand. There were no data processing fees recognized from KBC during the first quarter of 2007 since it was sold during 2006. Additionally, Citizens National was a separate independent company until the Company purchased it during the fourth quarter of 2006. Approximately $50 thousand was included in data processing fees during the first quarter of 2006 that are not included in the current period since inter-company amounts are eliminated during consolidation.

Noninterest Expense

Total noninterest expenses were $14.3 million for the three months ended March 31, 2007, an increase of $1.8 million or 14.6% compared to $12.5 million for the same period in 2006. The increase in noninterest expenses is occurred across a broad range of line items. A significant factor contributing to the higher expenses is the Citizens National acquisition during fourth quarter of 2006. The largest increases in noninterest expenses are attributed to higher salaries and employee benefits of $631 thousand or 9.2%, amortization of intangible assets of $372 thousand or 83.4%, and increases in other expenses attributed to the acquisition of Citizens National.

The increase in salaries and employee benefits resulted from the addition of 57 average full time equivalent employees, of which 37 are attributed to the Citizens National acquisition, and normal salary increases for existing employees. Salaries and related payroll taxes increased $1.0 million or 19.9%, with Citizens National accounting for $556 thousand of the increase. Benefit expenses declined $389 thousand or 23.5% in the comparison due to lower costs associated with the Company’s self-funded health insurance plan.

Intangible asset amortization grew $372 thousand primarily as a result of an increase in customer list and core deposit intangible assets from the acquisitions of Citizens National and the Military Allotment operations of PNC Bank. The $138 thousand or 14.9% increase in net occupancy expense is attributed primarily to the Citizens National acquisition and expansion efforts in our Northern Kentucky market. All other noninterest expenses were up a net of $690 thousand or 16.2% across a wide range of line items in which $379 thousand is attributed to the Citizens National acquisition.

Income Taxes

Income tax expense for the first quarter of 2007 was $1.3 million, an increase of $400 thousand or 44.0% compared to the same period a year earlier. The effective federal income tax rate increased 355 basis points to 22.1% from 18.6% in the comparison. The change in the effective tax rate is due to the increase in the mix of taxable revenues compared to nontaxable revenues.

Income From Discontinued Operations

Income from discontinued operations was zero in the current three-month period of 2007. This represents a decline of $402 thousand compared to the same period in 2006. The decline is due to the previously disclosed sale of all discontinued operations that occurred during the fourth quarter of 2006.

FINANCIAL CONDITION

Total assets were $1.9 billion at March 31, 2007, an increase of $90.4 million or 5.0% from the prior year-end. The most significant changes in the Company’s assets from year-end were as follows: a $47.4 million or 30.2% increase in cash and cash equivalents; an increase in net loans of $25.4 million or 2.1%; and an increase of $12.0 million or 22.7% in goodwill and other intangible assets. The changes within the asset groups correlate to the overall funding position of the Company and the purchase of the Military Allotment operation of PNC Bank during the current quarter.

Cash and cash equivalents was positively impacted by higher correspondent banking activity, particularly as a result of entering into a large balance, short-term securities sold under agreement to repurchase contract on the last day of the quarter. These funds were subsequently invested in a securities purchased under agreement to resell contract with an upstream correspondent bank. Both contracts matured on the following business day. Overall, securities sold under agreements to repurchase were up $77.0 million or 113% at March 31, 2007 compared to the prior year-end. Deposits were up $15.9 million or 1.1% in the comparable period, fueled by an increase in interest bearing deposits of $35.4 million. Shareholders’ equity increased $2.1 million or 1.2% since year-end 2006.

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

On an average basis, total assets were $1.8 billion for the first three months of 2007, an increase of $111 million or 6.0% from year-end 2006 driven by an additional $125 million in connection with the Citizens National purchase during the fourth quarter of 2006. Average earning assets, primarily loans and securities, were $1.6 billion at March 31, 2007, an increase of $206 million or 14.6% from year-end 2006. Average earning assets represent 88.0% of total average assets on March 31, 2007, a decrease of 3 basis points compared to 88.4% at year-end 2006.

Loans

Loans, net of unearned income, totaled $1.2 billion at March 31, 2007, an increase of $25.4 million or 2.1% from year-end 2006. The composition of the loan portfolio is summarized in the table below.

	March 31, 2007		December 31, 2006
(Dollars in thousands)	Amount	%	Amount	%

Commercial, financial, and agriculture	$172,269	14.1%	$197,613	16.5%
Real estate - construction	211,234	17.3	176,779	14.7
Real estate mortgage - residential	387,912	31.7	381,081	31.8
Real estate mortgage farmland and other commercial enterprises	362,827	29.7	351,793	29.4
Installment	55,092	4.5	57,116	4.8
Lease financing	33,209	2.7	33,454	2.8
Total	$1,222,543	100.0%	$1,197,836	100.0%

On average, loans represented 73.9% of earning assets during the current three-month period, a decrease of 3 basis points compared to 74.2% for year-end 2006. As loan demand fluctuates, the available funds are reallocated between loans and temporary investments or investment securities, which typically involve a decrease in credit risk and lower yields.

Allowance for Loan Losses

The allowance for loan losses was $11.3 million at March 31, 2007, a decrease of $715 thousand or 6.0% from the prior year-end. The allowance for loan losses was .92% of loans net of unearned income at March 31, 2007, a decrease of 8 basis points compared to 1.0% at December 31, 2006. The Company had a negative provision for loan losses of $496 thousand in the current three-month period, an increase of $462 thousand compared to a negative provision of $34 thousand in the same three-month period a year earlier. The negative provision recorded in the current period is reflective of the overall improved credit quality in the Company’s loan portfolio. This improvement is attributed to several factors, including a decline in nonperforming and watch list loans from year-end 2006, lower annualized net charge-offs as a percentage of average loans outstanding, and lower historical loss ratios. Nonperforming and watch list loans declined $1.1 million or 24.7% and $3.5 million or 32.5% at March 31, 2007 compared to year-end 2006. Annualized net charge-offs as a percentage of average loans were .07% for the three-month period ended March 31, 2007, down 3 basis points from .10% at December 31, 2006.

The allowance for loan losses as a percentage of nonperforming loans totaled 347% and 278% at March 31, 2007 and December 31, 2006, respectively. The increase at the end of the current period compared to the prior year-end is attributed to the net decrease in nonperforming loans of $1.1 million, which offset a $715 thousand lower allowance for loan losses. Management continues to emphasize collection efforts and evaluation of risks within the loan portfolio.

Nonperforming Assets

Nonperforming assets for the Company include nonperforming loans, other real estate owned, and other foreclosed assets. Nonperforming loans consist of nonaccrual loans, restructured loans, and loans past due ninety days or more on which interest is still accruing. Nonperforming assets totaled $7.7 million at March 31, 2007, a decrease of $1.7 million or 18.2% from the prior year-end. Nonperforming loans were $3.3 million at March 31, 2007, a $1.1 million or 24.7% decline compared to year-end 2006.

The decrease in nonperforming loans relates primarily to lower loans past due 90 days or more of $1.9 million, partially offset by higher nonaccrual loans of $859 thousand or 58.8%. The increase in nonaccrual loans was mainly driven by a single commercial credit of $797 thousand secured by real estate which was classified as past due 90 days or more at year-end 2006. A single credit of $463 thousand was removed from the classification of 90 days or more past due as a result of customer payment activity during the current quarter. In addition, the Company received proceeds of $380 thousand from the sale of a property in bankruptcy that was included in loans 90 days or more past due at December 31, 2006. Nonperforming loans represent .3% of loans net of unearned income at March 31, 2007, a decline of 10 basis points compared to .4% year-end 2006.

Other real estate owned was $4.4 million at March 31, 2007. This represents a decrease of $651 thousand or 12.9% compared to $5.0 million at year-end 2006. The decline in other real estate balances is primarily attributed to the sale of previously foreclosed real estate in a residential development.

Temporary Investments

Temporary investments consist of interest bearing deposits in other banks and federal funds sold and securities purchased under agreements to resell. The Company uses these funds in the management of liquidity and interest rate sensitivity. At March 31, 2007, temporary investments were $110 million, an increase of $68.3 million compared to $41.2 million at year-end 2006. Temporary investments averaged $112.4 million during the first three months of 2007, an increase of $50.0 million or 80.2% from year-end 2006. The increase is a result of the Company’s overall net funding. Temporary investments are reallocated as loan demand and other investment alternatives present the opportunity.

Investment Securities

The investment securities portfolio is comprised primarily of U.S. Government agency securities, mortgage-backed securities, and tax-exempt securities of states and political subdivisions. Total investment securities were $339 million on March 31, 2007, an increase of $4.8 million or 1.4% from year-end 2006. The increase in investment securities was due to purchases being slightly higher than those that were sold or called during the current quarter as a result of normal asset and liability management purposes.

Investment securities averaged $312 million in total for the current three months, an increase of $8.4 million or 2.8% compared to the year-end 2006 balance. The Company had a net unrealized loss on available for sale investment securities of $1.4 million at March 31, 2007 compared to a net unrealized loss of $2.0 million at year-end 2006. The $648 thousand improvement during the three months ended March 31, 2007 is reflective of overall changing economic conditions, including lower market bond yields, particularly in the one year to 20-year Treasuries. Market values of fixed rate investments are inversely related to changes in market interest rates.

Company-owned Life Insurance

Company-owned life insurance was $33.3 million at March 31, 2007, an increase of $334 thousand or 1.0% from $33.0 million at year-end 2006. Income from company-owned life insurance was $347 thousand for the current three months. This represents a decrease of $12 thousand or 3.3% in comparison to the same three-month period in 2006. Income declined in the comparison due to lower crediting rates on the underlying investments.

Deposits

The Company’s primary source of funding for its lending and investment activities results from its customer deposits, which consist of noninterest and interest bearing demand, savings, and time deposits. On March 31, 2007 total deposits were $1.5 billion, an increase of $15.9 million or 1.1% from year-end 2006. Interest bearing deposits grew $35.4 million or 2.9% to $1.2 billion, which offset a $19.5 million or 8.0% drop in noninterest bearing deposits to $223 million. Average total deposits were $1.5 billion for the first three months of 2007, an increase of $196 million or 15.6% compared to year-end 2006. Net increases in average deposits were consistent throughout the deposit portfolio as follows: noninterest bearing demand of $16.1 million or 8.2%; interest bearing demand of $7.1 million or 2.7%; savings accounts of $34.9 million or 16.4%; and time deposits of $140 million or 23.8%. The increase in average deposits outstanding is primarily attributed to the Citizens National acquisition during the fourth quarter of 2006. This acquisition contributed an additional $16.1 million and $85.1 million in average noninterest bearing and interest bearing deposits, respectively, during the first three months of 2007 compared to the year-end 2006 average balances.

Borrowed Funds

Borrowed funds totaled $241 million at March 31, 2007, an increase of $76.4 million or 46.4% from $165 million at year-end 2006. The increase in borrowed funds is attributed to a $77.0 million increase in short-term federal funds purchased and securities sold under agreements to repurchase. The Company entered into a large one-day repurchase agreement on the last day of the quarter that was the main driver of the increase in borrowed funds.

Total borrowed funds averaged $192 million, an increase of $15.1 million or 8.6% from $177 million at year-end 2006. The increase in average borrowed funds from year-end 2006 was led by a higher average of FHLB borrowings outstanding of $13.4 million or 24.2%, which mostly occurred during the final quarter of 2006.

LIQUIDITY

The Parent Company’s primary use of cash consists of dividend payments to its common shareholders, purchases of its common stock, corporate acquisitions, interest expense on borrowings, and other general operating purposes. Liquidity of the Parent Company depends primarily on the receipt of dividends from its subsidiary banks, cash balances maintained, and borrowings from nonaffiliated sources. As of March 31, 2007 combined retained earnings of the subsidiary banks was $54.8 million, of which $12.3 million was available for the payment of dividends to the Parent Company without obtaining prior approval from bank regulatory agencies. As a practical matter, payment of future dividends is also subject to the maintenance of other capital ratio requirements. Management expects that in the aggregate, its subsidiary banks will continue to have the ability to pay dividends in order to provide funds to the Parent Company during the remainder of 2007 sufficient to meet its liquidity needs. The Parent Company had cash balances of $7.2 million at March 31, 2007, a decrease of $3.9 million or 34.9% from $11.1 million at year-end 2006. Significant cash flows during the current quarter for the Parent Company include the following: receipt of dividends from its subsidiary banks in the amount of $10.8 million; additional capital injection of $8.0 million into one of its bank subsidiaries to facilitate the acquisition of the Military Allotment operations of PNC Bank; payment of dividends to shareholders of $3.5 million; and the repurchase of the Company’s stock of $572 thousand.

The Company's objective as it relates to liquidity is to ensure that its subsidiary banks have funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability. In order to maintain a proper level of liquidity, the subsidiary banks have several sources of funds available on a daily basis that can be used for liquidity purposes. Those sources of funds include the subsidiary banks' core deposits, consisting of both business and nonbusiness deposits; cash flow generated by repayment of principal and interest on loans and investment securities; FHLB borrowings; and federal funds purchased and securities sold under agreements to repurchase. While maturities and scheduled amortization of loans and investment securities are generally a predictable source of funds, deposit outflows and mortgage prepayments are influenced significantly by general interest rates, economic conditions, and competition in our local markets. As of March 31, 2007 the Company had approximately $200 million in additional borrowing capacity under various FHLB, federal funds, and other borrowing agreements. However, there is no guarantee that these sources of funds will continue to be available to the Company, or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in our liquidity from these sources. The Company also expects to receive a net $1.4 million in cash from its employees from the exercise of approximately 58,000 remaining stock options from its 1997 grant that expire during the third quarter of 2007.

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

Liquid assets consist of cash, cash equivalents, and securities available for sale. At March 31, 2007, such consolidated assets were $536 million, an increase of $52.7 million or 10.9% from year-end 2006. The increase in liquid assets is mainly attributed to an unusually large repurchase agreement entered into on the last business day of the quarter and the overall funding position of the Company, which changes as loan demand, deposit levels, and other sources and uses of funds fluctuate.

Net cash provided by continuing operating activities was $794 thousand in the first three months of 2007, a decrease of $3.7 million compared to $4.5 million during the same three-month period a year earlier. Net cash used in continuing investing activities was $30.9 million and $40.4 million in the current and previous-year three-month periods ended March 31, 2007, a decrease of $9.4 million or 23.3%. The most significant items included in the $9.4 million lower net cash outflows from continuing investing activities are the $21.8 million cash payment for the purchase of Citizens Bancorp that occurred during the first quarter of 2006 partially offset by a $9.9 million increase in net outflows related to investment securities transactions. Net cash provided by continuing financing activities was $77.6 million for the three months ended March 31, 2007, an increase of $64.0 million compared to the same period a year earlier. This increase was driven by the unusually large repurchase agreement entered into on the last business day of the quarter and general increase in correspondent banking activity.

Commitments to extend credit are considered in addressing the Company’s liquidity management. The Company does not expect these commitments to significantly effect the liquidity position in future periods.

CAPITAL RESOURCES

Shareholders’ equity was $181 million on March 31, 2007, an increase of $2.1 million or 1.2% from $178 million at December 31, 2006. Retained earnings were up $2.0 million or 1.2% as a result of $4.6 million of net income partially offset by $2.6 million or $.33 per share in cash dividends declared. Other significant changes to shareholders’ equity include the purchase of 18 thousand shares of the Company’s outstanding common stock that reduced shareholders’ equity by $572 thousand along with a net increase in accumulated other comprehensive income that increased equity by $486 thousand. The increase in accumulated other comprehensive income is mainly attributed to a net increase in unrealized holding gains, net of tax, on available for sale investment securities of $421 thousand. The remaining $65 thousand increase in accumulated other comprehensive income is attributed to the change in the funded status of the Company’s defined benefit postretirement health insurance plans.

Consistent with the objective of operating a sound financial organization, the Company’s goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios as of September 30, 2006 and the regulatory minimums are as follows.

	Farmers Capital	Regulatory
	Bank Corporation	Minimum
Tier 1 risk based	11.08%	4.00%
Total risk based	11.94%	8.00%
Leverage	8.15%	4.00%

As of March 31, 2007, all of the Company’s subsidiary banks were either at or in excess of the well-capitalized regulatory ratio requirements as calculated under guidelines established by federal banking agencies.

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

At March 31, 2007, the model indicated that if rates were to gradually increase by 150 basis points during the remainder of the calendar year, then net interest income and net income would increase 1.56% and 3.85%, respectively for the year ending December 31, 2006. The model indicated that if rates were to gradually decrease by 150 basis points over the same period, then net interest income and net income would decrease 1.86% and 4.54%, respectively.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report, and have concluded that the Company’s disclosure controls and procedures were adequate and effective to ensure that all material information required to be disclosed in this report has been made known to them in a timely fashion.

During the three months ended March 31, 2007 the Company completed an internal review and evaluation of its processes in order to better ensure proper financial reporting of non-routine changes and complex changes. In connection with this review and evaluation, the Company has done the following:

•
Revised our procedures related to internal control over financial reporting with respect to any complex or non-routine change (including changes in compensation policies) to require the Chief Financial Officer or other senior financial reporting employee to document in writing the results of their evaluation of potential accounting changes and financial reporting changes that would occur from such complex or non-routine change.

•
Implemented a monitoring system for the differences between drafts and final documentation relating to complex or non-routine changes to evaluate whether the accounting and financial reporting requirements have changed.

•	Increased communication by and among our senior management and financial reporting employees and other third parties relevant to the disclosure process.

•
Retained our procedures of ensuring that our Chief Financial Officer be made aware of and involved in any complex or non-routine contemplated change so that any potential tax, accounting and financial reporting issues may be evaluated.

•
Retained our procedure of encouraging our Chief Financial Officer and other senior financial reporting employees to contact outside financial experts and consultants, if deemed advisable, to discuss potential tax, accounting and/or financial reporting issues regarding a complex or non-routine contemplated change.

As a result of taking the above actions, Management of the Company has concluded that it has remediated the significant deficiency described in Item 9A of the Company’s Form 10-K for the year ended December 31, 2006.

There were no other significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the Chief Executive Officer and Chief Financial Officers evaluation, nor were there any significant deficiencies or material weaknesses in the controls which required corrective action.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2007, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material effect upon the consolidated financial statements of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 to January 31, 2007				153,015
February 1, 2007 to February 28, 2007	8,000	$31.45	8,000	145,015
March 1, 2007 to March 31, 2007	10,500	30.49	10,500	134,515
Total	18,500	$30.91	18,500

In 2003, the Company’s Board of Directors authorized the purchase of up to 300,000 shares of the Company’s outstanding common stock. No stated expiration date was established under this plan.

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

Date:	May 7, 2007	/s/ G. Anthony Busseni
G. Anthony Busseni,
President and CEO
(Principal Executive Officer)

Date:	5-7-07	/s/ C Douglas Carpenter
C. Douglas Carpenter,
Senior Vice President, Secretary, and CFO
(Principal Financial and Accounting Officer)