Form 10-Q
period 2007-06-30
FARMERS CAPITAL BANK CORP
filed 2007-08-03
CIK 713095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 OR 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

Farmers Capital Bank Corporation
(Exact name of registrant as specified in its charter)

Kentucky	0-14412	61-1017851
(State or other jurisdiction	(Commission	(IRS Employer
of incorporation)	File Number)	Identification No.)

P.O. Box 309 Frankfort, KY	40602
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code – (502)-227-1668

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
7,903,455 shares outstanding at August 1, 2007

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Unaudited Consolidated Balance Sheets

	June 30,	December 31,
(In thousands, except share data)	2007	2006
Assets
Cash and cash equivalents:
Cash and due from banks	$76,095	$115,640
Interest bearing deposits in other banks	1,989	1,783
Federal funds sold and securities purchased under agreements to resell	36,419	39,405
Total cash and cash equivalents	114,503	156,828
Investment securities:
Available for sale, amortized cost of $309,056 (2007) and $328,499 (2006)	304,531	326,485
Held to maturity, fair value of $6,424 (2007) and $7,849 (2006)	6,400	7,788
Total investment securities	310,931	334,273
Loans, net of unearned income	1,271,105	1,197,836
Allowance for loan losses	(11,252)	(11,999)
Loans, net	1,259,853	1,185,837
Premises and equipment, net	39,330	37,775
Company-owned life insurance	33,560	32,929
Goodwill	52,436	42,822
Other intangibles, net	11,239	9,755
Other assets	26,448	24,147
Total assets	$1,848,300	$1,824,366
Liabilities
Deposits:
Noninterest bearing	$216,548	$242,938
Interest bearing	1,234,693	1,211,882
Total deposits	1,451,241	1,454,820
Federal funds purchased and securities sold under agreements to repurchase	101,041	67,941
Other short-term borrowings	540	8,777
Subordinated notes payable to unconsolidated trusts	25,774	25,774
Long-term debt	64,697	62,218
Dividends payable	2,602	3,472
Other liabilities	21,478	22,923
Total liabilities	1,667,373	1,645,925
Shareholders’ Equity
Common stock, par value $.125 per share
9,608,000 shares authorized; 9,403,753 and 9,388,900
shares issued at June 30, 2007 and December 31, 2006, respectively	1,175	1,174
Capital surplus	57,078	56,679
Retained earnings	171,701	167,387
Treasury stock, at cost; 1,517,248 and 1,493,448 shares
at June 30, 2007 and December 31, 2006, respectively	(43,124)	(42,399)
Accumulated other comprehensive loss	(5,903)	(4,400)
Total shareholders’ equity	180,927	178,441
Total liabilities and shareholders’ equity	$1,848,300	$1,824,366
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2007	2006	2007	2006
Interest Income
Interest and fees on loans	$24,215	$18,227	$46,752	$35,393
Interest on investment securities:
Taxable	2,897	2,166	5,521	4,551
Nontaxable	844	920	1,701	1,863
Interest on deposits in other banks	15	13	29	25
Interest of federal funds sold and securities purchased under agreements to resell	540	344	1,910	721
Total interest income	28,511	21,670	55,913	42,553
Interest Expense
Interest on deposits	11,254	7,336	22,205	14,086
Interest on federal funds purchased and securities sold under agreements to repurchase	1,189	1,082	2,302	1,994
Interest on subordinated notes payable to unconsolidated trusts	454	430	902	824
Interest on other borrowed funds	764	580	1,559	1,091
Total interest expense	13,661	9,428	26,968	17,995
Net interest income	14,850	12,242	28,945	24,558
Provision for loan losses	330	(47)	(166)	(81)
Net interest income after provision for loan losses	14,520	12,289	29,111	24,639
Noninterest Income
Service charges and fees on deposits	3,035	2,227	5,891	4,322
Allotment processing fees	1,168	639	2,125	1,336
Other service charges, commissions, and fees	625	647	1,246	1,340
Data processing income	307	459	584	884
Trust income	485	466	973	918
Investment securities losses, net		(195)		(195)
Gains on sale of mortgage loans, net	175	189	292	368
Income from company-owned life insurance	321	324	668	683
Other	(8)	235	(4)	391
Total noninterest income	6,108	4,991	11,775	10,047
Noninterest Expense
Salaries and employee benefits	7,619	6,579	15,129	13,458
Occupancy expenses, net	1,023	835	2,089	1,763
Equipment expenses	761	710	1,542	1,426
Data processing and communications expense	1,151	1,309	2,306	2,464
Bank franchise tax	525	444	1,039	882
Correspondent bank fees	186	170	345	338
Amortization of intangibles	848	447	1,666	893
Other	2,196	1,940	4,531	3,717
Total noninterest expense	14,309	12,434	28,647	24,941
Income from continuing operations before income tax expense	6,319	4,846	12,239	9,745
Income tax expense from continuing operations	1,407	968	2,717	1,878
Income from continuing operations	4,912	3,878	9,522	7,867
Income from discontinued operations before income tax expense		598		1,165
Income tax expense from discontinued operations		170		335
Income from discontinued operations		428		830
Net Income	$4,912	$4,306	$9,522	$8,697
Net Income Per Common Share
Income from continuing operations – basic	$.62	$.52	$1.21	$1.07
Income from discontinued operations – basic		.06		.11
Net income per common share – basic	.62	.58	1.21	1.18

Income from continuing operations – diluted	.62	.52	1.21	1.06
Income from discontinued operations – diluted		.06		.11
Net income per common share – diluted	$.62	$.58	$1.21	$1.17
Weighted Average Shares Outstanding
Basic	7,884	7,378	7,888	7,381
Diluted	7,892	7,400	7,899	7,404
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2007	2006	2007	2006
Net Income	$4,912	$4,306	$9,522	$8,697
Other comprehensive loss:
Unrealized holding loss on available for sale securities arising during the period, net of tax of $1,110, $813, $884, and $1,424, respectively	(2,061)	(1,509)	(1,642)	(2,645)

Reclassification adjustment for prior period unrealized loss recognized during current period, net of tax of $4, $58, $5, and $22, respectively	8	107	10	40

Amortization of net actuarial loss, transition obligation, and prior service costs attributed to the Company’s postretirement benefit plans, net of tax of $34 and $69	64		129
Other comprehensive loss	(1,989)	(1,402)	(1,503)	(2,605)
Comprehensive Income	$2,923	$2,904	$8,019	$6,092
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Cash Flows

Six months ended June 30, (In thousands)	2007	2006
Cash Flows from Operating Activities
Net income	$9,522	$8,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,607	2,630
Net amortization of investment security premiums and (discounts):
Available for sale	(632)	(13)
Held to maturity		(13)
Provision for loan losses	(166)	(81)
Noncash compensation expense	30	67
Mortgage loans originated for sale	(12,177)	(16,677)
Proceeds from sale of mortgage loans	10,005	15,301
Deferred income tax expense	2,497	1,272
Gain on sale of mortgage loans, net	(292)	(318)
Loss (gain) on sale of premises and equipment, net	104	(93)
Loss on sale of available for sale investment securities, net		195
(Increase) decrease in accrued interest receivable	(478)	273
Income from company-owned life insurance	(631)	(653)
Decrease in other assets	164	2,347
Increase in accrued interest payable	579	457
Decrease in other liabilities	(5,527)	(533)
Net cash provided by discontinued operating activities		1,051
Net cash provided by operating activities	6,605	13,909
Cash Flows from Investing Activities
Proceeds from maturities and calls of investment securities:
Available for sale	209,054	32,074
Held to maturity	1,388	2,875
Proceeds from sale of available for sale investment securities	20,785	19,121
Purchase of available for sale investment securities	(209,764)	(7,428)
Loans originated for investment, net of principal collected	(71,386)	(59,437)
Payment of prior year accrued purchase price-Citizens Bancorp, Inc.		(21,846)
Purchase of PNC Military Allotment operations, net of cash acquired	(1,876)
Purchase price refinements of previous acquisitions	(18)	(58)
Additions to mortgage servicing rights, net	(59)	(41)
Purchase of premises and equipment	(3,828)	(4,210)
Proceeds from sale of equipment	315	476
Net cash provided by discontinued investing activities		14,406
Net cash used in investing activities	(55,389)	(24,068)
Cash Flows from Financing Activities
Net decrease in deposits	(14,449)	(8,706)
Net increase in securities sold under agreements to repurchase	33,100	22,838
Proceeds from long-term debt	8,000	11,198
Repayments of long-term debt	(5,521)	(2,092)
Net decrease in other short-term borrowings	(8,237)	(564)
Dividends paid	(6,078)	(4,680)
Purchase of common stock	(725)	(715)
Shares issued under Employee Stock Purchase Plan	126	113
Stock options exercised	243	225
Net cash used in discontinued financing activities		(2,258)
Net cash provided by financing activities	6,459	15,359
Net (decrease) increase in cash and cash equivalents	(42,325)	5,200
Less: net increase in cash and cash equivalents of discontinued operations		(13,199)
Net decrease in cash and cash equivalents from continuing operations	(42,325)	(7,999)
Cash and cash equivalents from continuing activities at beginning of year	156,828	131,018
Cash and cash equivalents from continuing activities at end of period	$114,503	$123,019

Supplemental Disclosures
Cash paid during the period for:
Interest	$26,389	$19,456
Income taxes	5,300	2,400
Transfers from loans to repossessed assets	997	930
Cash dividend declared and unpaid	2,602	2,432
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share data)							Accumulated
							Other	Total
Six months ended	Common Stock		Capital	Retained	Treasury Stock		Comprehensive	Shareholders’
June 30, 2007 and 2006	Shares	Amount	Surplus	Earnings	Shares	Amount	Loss	Equity
Balance at January 1, 2007	7,895	$1,174	$56,679	$167,387	1,493	$(42,399)	$(4,400)	$178,441
Net income				9,522				9,522
Other comprehensive loss							(1,503)	(1,503)
Cash dividends declared, $.66 per share				(5,208)				(5,208)
Purchase of common stock	(23)				24	(725)		(725)
Stock options exercised, including related tax benefits	10	1	243					244
Shares issued pursuant to Employee Stock Purchase plan	5		126					126
Noncash compensation expense attributed to stock option & Employee Stock Purchase Plan grants			30					30
Balance at June 30, 2007	7,887	$1,175	$57,078	$171,701	1,517	$(43,124)	$(5,903)	$180,927

Balance at January 1, 2006	8,856	$1,107	$39,829	$156,796	1,467	$(41,579)	$(1,917)	$154,236
Net income				8,697				8,697
Other comprehensive loss							(2,605)	(2,605)
Cash dividends declared, $.66 per share				(4,868)				(4,868)
Purchase of common stock					23	(715)		(715)
Stock options exercised, including related tax benefits	9	1	224					225
Shares issued pursuant to Employee Stock Purchase plan	4	1	112					113
Noncash compensation expense attributed to stock option & Employee Stock Purchase Plan grants			83					83
Balance at June 30, 2006	8,869	$1,109	$40,248	$160,625	1,490	$(42,294)	$(4,522)	$155,166
See accompanying notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1.         Basis of Presentation and Nature of Operations

The consolidated financial statements include the accounts of Farmers Capital Bank Corporation (the "Company"), a financial holding company, and its bank and nonbank subsidiaries. Bank subsidiaries and their significant nonbank subsidiaries include Farmers Bank & Capital Trust Co. (“Farmers Bank”) in Frankfort, KY and its wholly-owned subsidiaries Leasing One Corporation (“Leasing One”) and Farmers Capital Insurance Corporation (“Farmers Insurance”). Leasing One is a commercial leasing company in Frankfort, KY and Farmers Insurance is an insurance agency in Frankfort, KY; Farmers Bank and Trust Company in Georgetown, KY (“Farmers Georgetown”) and its wholly-owned subsidiary Pro Mortgage Partners, LLC (“Pro Mortgage”), a mortgage brokerage company offering a variety of fixed rate loan products; First Citizens Bank in Elizabethtown, KY; United Bank & Trust Co. in Versailles, KY; The Lawrenceburg Bank & Trust Company, formerly Lawrenceburg National Bank, in Harrodsburg, KY; Citizens Bank of Northern Kentucky, Inc. in Newport, KY (“Citizens Northern”); and Citizens Bank of Jessamine County, Inc., formerly Citizens National Bank of Jessamine County, in Nicholasville, KY (“Citizens Jessamine”).

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

The Company provides financial services at its 36 locations in 23 communities throughout Central and Northern Kentucky to individual, business, agriculture, government, and educational customers. Its primary deposit products are checking, savings, and term certificate accounts.  Its primary lending products are residential mortgage, commercial lending and leasing, and installment loans. Substantially all loans and leases are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans and leases are expected to be repaid from cash flow from operations of businesses. Farmers Bank has served as the general depository for the Commonwealth of Kentucky for over 70 years and also provides investment and other services to the Commonwealth. Other services include, but are not limited to, cash management services, issuing letters of credit, safe deposit box rental, and providing funds transfer services.  Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions and federal funds sold.

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

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit.  The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations of KBC and Farmers Georgetown’s Branches are removed from the detail line items of the Company’s financial statements and presented separately as discontinued operations. Prior period results included herein have been reclassified to conform to the current presentation which displays the operating results prior to the sale and the subsequent gains on sale of KBC and the Branches as discontinued operations. These reclassifications had no effect on net income or shareholders’ equity.

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

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. It is the Company’s policy to charge any interest and penalties, if incurred, to their respective federal or state income tax expense accounts. The Company files U.S. federal and various state income tax returns. The Company is no longer subject to income tax examinations by taxing authorities for years before 2003. Adoption of FIN 48 on January 1, 2007 did not have a material impact on the Company’s results of operations and consolidated financial condition.

5.           Net Income Per Common Share

Basic net income per common share is determined by dividing net income by the weighted average total number of shares of common stock outstanding.  Diluted net income per common share is determined by dividing net income by the total weighted average number of shares of common stock outstanding, plus the total weighted average number of shares that would be issued upon exercise of dilutive stock options assuming proceeds are used to repurchase shares pursuant to the treasury stock method.  Net income per common share computations were as follows at June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2007	2006	2007	2006

Net income, basic and diluted	$4,912	$4,306	$9,522	$8,697

Average shares outstanding	7,884	7,378	7,888	7,381
Effect of dilutive stock options	8	22	11	23
Average diluted shares outstanding	7,892	7,400	7,899	7,404

Net income per share, basic	$.62	$.58	$1.21	$1.18
Net income per share, diluted	.62	.58	1.21	1.17

Continuing Operations
Income from continuing operations, basic and diluted	$4,912	$3,878	$9,522	$7,867

Income per share from continuing operations, basic	$.62	$.52	$1.21	$1.07
Income per share from continuing operations, diluted	.62	.52	1.21	1.06

Discontinued Operations
Income from discontinued operations, basic and diluted		$428		$830

Income per share from discontinued operations, basic		$.06		$.11
Income per share from discontinued operations, diluted		.06		.11

6.         Business Combination – Military Allotment Operation, PNC Bank, National Association

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

7.         Subsequent Event – Share Repurchase and Trust Preferred Securities Transaction

In July 2007, the Company announced a tender offer to purchase for cash up to 550 thousand shares of its outstanding common stock at a price not greater than $35.00 nor less than $31.00 per share through a process commonly known as a modified “Dutch Auction”. Assuming the maximum number of shares of our common stock is tendered, the aggregate purchase price will be between $17.1 million and $19.3 million. The tender offer is scheduled to expire, unless extended, at 12:01 a.m. (Eastern Daylight Savings Time) on August 16, 2007.

As part of the modified Dutch Auction repurchase program, the Company anticipates issuing up to $25.0 million of trust preferred securities to finance the cost of the share purchases. The Company intends to complete a private offering of trust preferred securities through a Delaware statutory trust sponsored by the Company. The trust would sell up to $25.0 million of preferred securities and the Company will own all of the common securities of the trust. The trust will use the proceeds from the sale of the preferred securities, plus capital contributed to establish the trust, to purchase the Company’s junior subordinated notes in amounts and bearing terms that mirror the amounts and terms of the preferred securities. Capital from the proceeds of the trust preferred securities, which will not be dilutive to common shareholders, is expected to be part of our regulatory capital base and allow us to maintain our historically strong, “well-capitalized” regulatory rating. Any excess funds raised in the trust preferred securities transaction that remain available following the tender offer will be used for general corporate purposes.

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

DISCONTINUED OPERATIONS

In June 2006, the Company announced that it had entered into a definitive agreement to sell its former wholly-owned subsidiary, Kentucky Banking Centers, Inc. (“KBC”), based in Glasgow, Kentucky.  During the third quarter of 2006, the Company also committed to a plan of sale of the Bath County branches of its wholly-owned subsidiary Farmers Bank & Trust Company.  Both sales were closed during the fourth quarter of 2006. Prior period results included herein have been reclassified to conform to the current presentation which displays the operating results of KBC and Bath County as discontinued operations. These reclassifications had no effect on net income or shareholders’ equity. Unless otherwise noted, this Management’s Discussion and Analysis of Financial Condition and Results of Operations relate only to the Company’s continuing operations.

RESULTS OF OPERATIONS

Second Quarter 2007 Compared to Second Quarter 2006

The Company reported income from continuing operations of $4.9 million for the three months ended June 30, 2007, an increase of $606 thousand or 14.1% compared to $4.3 million for the same period in 2006.  Basic and diluted net income per share was $.62 for the current three months, an increase of $.04 or 6.9% compared to $.58 in the same three-month period a year ago.

Although net income in dollar terms increased 14.1% in the three-month comparison, net income on a per share diluted basis increased by a lower amount of 6.9%.  The increase in net income on a per share basis is lower due to the effect of an additional 464 thousand shares issued in connection with the acquisition of Citizens National Bancshares, Inc., the parent company of Citizens Bank of Jessamine County (“Citizens Bank”). The operating results related to Citizens Bank, acquired on October 1, 2006, generally increased reported income and expense line items in the current three-month period compared to a year ago since there are no operating results attributed to Citizens Bank in the comparable period.  Net loans and deposits acquired from Citizens Bank on the date of purchase were $120 million and $139 million, respectively.

The increase in net income for the three months ended June 30, 2007 is primarily related to an increase in net interest income that was led by the Citizens Bank acquisition. Net interest income was $14.9 million in the current three-month period ended June 30, 2007. This represents an increase of $2.6 million or 21.3% compared to the same period a year ago. The increase in net interest income is primarily due to higher interest on loans of $6.0 million or 32.9%, partially offset by $3.9 million or 53.4% higher interest expense on deposits. The Citizens Bank acquisition accounted for $1.4 million of the increase in net interest income, including $2.4 million higher interest from loans partially offset by $1.3 million higher interest expense on deposits.

The provision for loans losses was $330 thousand in the current three-month period, an increase of $377 thousand compared to a negative provision of $47 thousand in the same three-month period a year ago. The Company’s nonperforming loans and net charge-offs are up in the current quarter compared to the first quarter of 2007, although still at relatively low levels. In addition, at June 30, 2007 loans, net of unearned income, are up $48.6 million and $73.3 million compared to March 31, 2007 and December 31, 2006, respectively. As a percentage of net loans outstanding, the allowance for loan losses was .89% as of June 30, 2007 compared to .92% and 1.0% at March 31, 2007 and December 31, 2006, respectively.

Noninterest income was $6.1 million in the current quarter, an increase of $1.1 million or 22.4% in the comparable period of a year earlier. The increase in noninterest income was driven by the previously mentioned Citizens Bank acquisition and the acquisition of the Military Allotment operation of PNC Bank, National Association that occurred during January, 2007. The Citizens Bank acquisition accounted for an additional $407 thousand of noninterest income during the current three-month period; the Military Allotment acquisition accounted for an additional $968 thousand of noninterest income during the current three-month period. The increase in fee income from these acquisitions offset revenue declines experienced in other line items from previously existing operations.

Noninterest expenses increased $1.9 million or 15.1% for the current three-month period compared to the same period a year earlier. The increase in noninterest expenses is due mainly to higher personnel costs and intangible amortization. Salaries and employee benefits were up $1.0 million or 15.8% in the three-month comparison, as the average number of full time equivalent employees rose to 588 from 537. Amortization of intangibles increased $401 thousand or 89.7% and is attributed to the additional customer list and core deposit intangible assets resulting from the Citizens Bank and Military Allotment acquisitions. Combined other noninterest expenses had a net increase of $434 thousand or 8.0% and occurred across a broad range of categories.  These increases are generally attributed to the Company’s recent acquisitions. The effective income tax rate increased to 22.3% from 20.0% in the three-month comparison.

The return on average assets (“ROA”) was 1.06% for the current quarter of 2007, an increase of 5 basis points compared to 1.01% reported for the same period of 2006.  The increase in ROA was led by a 15 basis point reduction in noninterest expenses as a percentage of average assets, partially offset by a higher provision for loan losses relative to average assets of 8 basis points. The return on average equity ("ROE") was 10.91% for the current quarter of 2007, an increase of 85 basis points compared to 10.06% for the same period of 2006.  The increase in ROE is attributed to a combination of the higher ROA and a 33 basis point increase in financial leverage to 10.3% from 10.0%.  Financial leverage represents the degree in which borrowed funds, as opposed to equity, are used in the funding of assets.

Income from discontinued operations was zero for the current three-month period and $428 thousand for the three-month period ended June 30, 2006. There were no discontinued operations in the current-year period presented since all discontinued operations were disposed of during the fourth quarter of 2006.

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

The Company’s tax equivalent (“TE”) yield on earning assets for the current three months was 7.2%, an increase of 57 basis points from 6.6% in the same period a year ago.  The cost of funds for the current three months was 3.8%, an increase of 60 basis points compared to 3.2% in the same period a year earlier.  A goal of the Company in the current interest rate environment is to increase earning assets while maintaining the current relatively low interest rates paid on interest bearing liabilities.  The Company strives to accomplish this goal while providing excellent service, offering competitive rates to its customers, and maintaining its core deposit base.  Maintaining the relatively low cost of funds is becoming increasingly difficult due to the current economic environment and competitive market forces.  Average earning assets were $1.6 billion for the current quarter, an increase of $279 million or 20.6% compared to $1.4 billion a year ago. As a percentage of total average assets, earning assets were relatively unchanged at 87.4%.

Interest income results from interest earned on earning assets, which primarily include loans and investment securities. Interest income is affected by the volume (average balance), composition of earning assets, and the related rates earned on those assets. Total interest income for the second quarter of 2007 was $28.5 million, an increase of $6.8 million or 31.6% compared to the same period in the previous year. The growth in interest income was mainly attributed to higher interest income on loans of $6.0 million or 32.9%.  Interest income on loans increased as a result of higher average loan balances outstanding resulting from the Citizens Bank acquisition, higher internally generated loan growth, and a 52 basis point increase in the average rate earned on loans.  The Citizens Bank acquisition accounted for $2.4 million of the increase in interest income on loans.

Interest and fees on loans was $24.2 million, an increase of $6.0 million or 32.9% compared to a year earlier.  Average loans increased $248 million or 24.6% to $1.3 billion in the comparison due mainly to a $122 million higher average balance outstanding from the acquisition of Citizens Bank and higher loan demand.  Interest income on loans was also boosted by a 52 basis point increase in the tax equivalent yield to 7.8% from 7.3% in the quarterly comparison. Interest on taxable securities was $2.9 million, an increase of $731 thousand or 33.7% due to a 79 basis point increase in the average rate earned combined with a $25.8 million or 12.2% increase in average balances outstanding.  Interest on nontaxable securities declined 8.3% to $844 thousand due mainly to a 58 basis point drop in the average rate and, to a lesser extent, a $2.7 million decline in the average balance. Interest on short-term investments, including time deposits in other banks, federal funds sold, and securities purchased under agreements to resell, increased $198 thousand or 55.5% to $555 thousand due mainly to a 102 basis point increase in the average rate earned to 4.5% from 3.4%. An $8.2 million or 19.6% increase in the average balance outstanding also contributed to the increase in interest earned. The increase in the average rate earned on short-term investments is mainly attributed to higher federal funds sold and securities purchased under agreements to resell, which are temporary investments generally having interest rates that fluctuate more closely with overall short-term market interest rates and have increased in the period to period comparison.

Interest expense results from incurring interest on interest bearing liabilities, which primarily include interest bearing deposits, federal funds purchased and securities sold under agreements to repurchase, and other borrowed funds. Interest expense is affected by volume, composition of interest bearing liabilities, and the related rates paid on those liabilities. Total interest expense was $13.7 million for second quarter of 2007, an increase of $4.2 million or 44.9% from the same period in the prior year.  Interest expense increased mainly as a result of higher interest expense on deposits of $3.9 million or 53.4% and was mainly driven by additional volume of $235 million or 23.3%. Interest expense on deposits increased as a result of higher deposit balances outstanding from the Citizens Bank acquisition, higher deposits generated internally, and higher rates paid on interest bearing deposits throughout the entire deposit portfolio.  The Citizens Bank acquisition accounted for an additional $120 million in average interest bearing deposits outstanding. The Company’s cost of funds was 3.8% for the second quarter of 2007, an increase of 60 basis points from 3.2% for the same period of the prior year.  The percentage increase in cost of funds was led by an 84 basis point increase in time deposits.

Interest expense on time deposits, the largest component of total interest expense, increased $3.6 million or 65.8% to $8.9 million. The increase is due to both a $201 million or 37.0% increase in volume combined with an 84 basis point increase in the average rate paid to 4.8% from 4.0%.  The increase in average time deposits outstanding in the comparable periods was fueled by an additional $72.3 million of time deposits related to the Citizens Bank acquisition along with additional time deposits generated internally in order to fund higher loan growth. The increase in the average rate paid is due to competitive market conditions, the need to attract additional deposits to support asset growth, and the relocation or opening of branch sites in existing or new markets.

Interest expense on interest bearing demand deposits was relatively unchanged at $918 thousand for the second quarter of 2007. Interest expense on savings deposits increased $374 thousand or 36.9% and was due to the combination of a $38.6 million or 18.7% increase in volume and a 30 basis point increase in the average rates paid to 2.3% from 2.0%.  The Citizens Bank acquisition contributed an additional $40.4 million in average savings deposits with an average rate paid of 3.8% in the current three-month period.  Excluding the additional savings deposits attributed to the Citizens Bank acquisition, average savings deposits for the Company declined $1.8 million or .9%.

Interest expense on federal funds purchased and securities sold under agreements to repurchase increased $107 thousand or 9.9% due to a $12.4 million or 13.8% increase in the average balance outstanding partially due to additional correspondent banking activity.  Interest expense on other borrowed funds consists primarily of Federal Home Loan Bank (“FHLB”) borrowings and subordinated notes payable to unconsolidated trusts.  Interest expense on other borrowed funds was $1.2 million, an increase of $208 thousand or 20.6% and is due mainly to an increase in interest expense related to higher FHLB average borrowings outstanding. Interest expense on the Company’s subordinated notes payable increased $24 thousand or 5.6% as the variable rate on these notes have repriced to a higher interest rate in the comparable periods.

The net interest margin (TE) increased one basis point to 3.79% during the second quarter of 2007 compared to 3.78% in the same quarter of 2006.  The higher margin is attributed to a four basis point increase in the impact of noninterest bearing sources of funds partially offset by a three basis point decrease in net interest spread between the rates earned on earning assets and the rates paid on interest bearing liabilities to 3.35% from 3.38%. The impact of noninterest bearing sources of funds on net interest margin typically increases as the cost of funds rise.

The following tables present an analysis of net interest income for the quarterly periods ended June 30.

Distribution of Assets, Liabilities and Shareholders’ Equity:  Interest Rates and Interest Differential

Quarter Ended June 30,	2007			2006
(In thousands)	Average Balance	Interest[4]	Average Rate	Average Balance	Interest[4]	Average Rate
Earning Assets
Investment securities
Taxable	$236,538	$2,897	4.91%	$210,734	$2,166	4.12%
Nontaxable[1]	88,827	1,205	5.44	91,523	1,373	6.02
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	49,974	555	4.45	41,799	357	3.43
Loans[1,2,3]	1,255,692	24,429	7.80	1,008,004	18,301	7.28
Total earning assets	1,631,031	$29,086	7.15%	1,352,060	$22,197	6.58%
Allowance for loan losses	(11,310)			(10,930)
Total earning assets, net of allowance for loan losses	1,619,721			1,341,130
Nonearning Assets
Cash and due from banks	86,269			85,036
Premises and equipment, net	39,280			30,548
Other assets	121,383			89,932
Assets of discontinued operations				141,462
Total assets	$1,866,653			$1,688,108
Interest Bearing Liabilities
Deposits
Interest bearing demand	$257,773	$918	1.43%	$262,308	$924	1.41%
Savings	244,759	1,387	2.27	206,199	1,013	1.97
Time	744,876	8,949	4.82	543,572	5,399	3.98
Federal funds purchased and securities sold under agreements to repurchase	102,294	1,189	4.66	89,874	1,082	4.83
Other borrowed funds	94,030	1,218	5.20	80,689	1,010	5.02
Total interest bearing liabilities	1,443,732	$13,661	3.80%	1,182,642	$9,428	3.20%
Noninterest Bearing Liabilities
Commonwealth of Kentucky deposits	44,806			46,028
Other demand deposits	175,332			148,774
Other liabilities	22,157			13,276
Liabilities of discontinued operations				142,793
Total liabilities	1,686,027			1,533,513
Shareholders’ equity	180,626			154,595
Total liabilities and shareholders’
equity	$1,866,653			$1,688,108
Net interest income		15,425			12,769
TE basis adjustment		(575)			(527)
Net interest income		$14,850			$12,242
Net interest spread			3.35%			3.38%
Impact of noninterest bearing sources of funds			.44			.40
Net interest margin			3.79%			3.78%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
2Loan balances include principal balances on nonaccrual loans.
3Loan fees included in interest income amounted to $790 thousand and $404 thousand in 2007 and 2006, respectively.
4Excludes the interest income and interest expense of discontinued operations.

Analysis of Changes in Net Interest Income (tax equivalent basis)

(In thousands)	Variance	Variance Attributed to
Quarter Ended June 30,	2007/2006[1,3]	Volume	Rate

Interest Income
Taxable investment securities	$731	$285	$446
Nontaxable investment securities[2]	(168)	(39)	(129)
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	198	79	119
Loans[2]	6,128	4,748	1,380
Total interest income	6,889	5,073	1,816
Interest Expense
Interest bearing demand deposits	(6)	(61)	55
Savings deposits	374	206	168
Time deposits	3,550	2,261	1,289
Federal funds purchased and securities sold under agreements to repurchase	107	329	(222)
Other borrowed funds	208	171	37
Total interest expense	4,233	2,906	1,327
Net interest income	$2,656	$2,167	$489
Percentage change	100.0%	81.6%	18.4%

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
3Excludes the interest income and interest expense of discontinued operations.

Noninterest Income

Noninterest income was $6.1 million during the three months ended June 30, 2007, an increase of $1.1 million or 22.4% compared to the same period a year earlier.  Noninterest income represents 17.6% of total revenue for the current period, a decrease of 108 basis points from 18.7% for the same period in 2006.

Service charges and fees on deposits were $3.0 million in the second quarter of 2007, an increase of $808 thousand or 36.3% in the quarterly comparison. The primary factor driving the increase in service charges and fees on deposits was a $410 thousand increase in account fees related to the Company’s allotment line of business, which is up during the current quarter as a result of the acquisition of the Military Allotment operations of PNC Bank in the first quarter of 2007. Overdraft charges were also up $235 thousand in the current quarter compared to a year ago and are attributed to additional fees of $289 thousand from the Citizens Bank acquisition. Allotment processing fees were $1.2 million, up $529 thousand or 82.8% boosted by the acquisition of the Military Allotment operation in the current year. Trust income was $485 thousand in the current quarter, an increase of $19 thousand or 4.1%. There was no net gain or loss on the sale of securities in the current period compared to a net loss on the sale of securities of $195 thousand during the same period a year ago.

The Company experienced declines in the following noninterest income categories in the current quarter compared to a year earlier: non-deposit service charges, commissions, and fees of $22 thousand or 3.4%; data processing fees of $152 thousand or 33.1%; gains on sale of loans of $14 thousand or 7.4%; income from company-owned life insurance of $3 thousand or .9%; and net all other noninterest income of $243 thousand.

The decrease in data processing fees are attributed to the acquisition of Citizens Bank and the sale of KBC, both of which were customers of the Company’s data processing subsidiary. Data processing income from KBC was not eliminated in consolidation once classified as discontinued operations, effectively increasing data processing income during the second quarter of 2007 by $90 thousand. There was no data processing fees recognized from KBC during the second quarter of 2007 since it was sold during 2006. Additionally, Citizens Bank was a separate independent company until the Company purchased it during the fourth quarter of 2006. Approximately $50 thousand was included in data processing fees during the second quarter of 2006 that are not included in the current period since inter-company amounts are eliminated during consolidation.

Noninterest Expense

Total noninterest expenses were $14.3 million for the three months ended June 30, 2007, an increase of $1.9 million or 15.1% compared to $12.4 million for the same period in 2006.  The increase in noninterest expenses occurred across a broad range of line items. A significant factor contributing to the higher expenses is the Citizens Bank acquisition during fourth quarter of 2006. The largest increases in noninterest expenses are attributed to higher salaries and employee benefits of $1.0 million or 15.8%, amortization of intangible assets of $401 thousand or 89.7%, and increases in other expenses attributed to the acquisition of Citizens Bank.

The increase in salaries and employee benefits resulted from the addition of 51 average full time equivalent employees, of which 42 are attributed to the Citizens Bank acquisition, and normal salary increases for existing employees. Salaries and related payroll taxes increased $909 thousand or 17.3%, with Citizens Bank accounting for $461 thousand of the increase. Benefit expenses were up $151 thousand or 11.7% in the comparison, with Citizens Bank accounting for $88 thousand of the increase. The acquisition of the Military Allotment operations of PNC Bank during the first quarter of 2007 contributed $54 thousand to the increase in salaries and employee benefits.

Intangible asset amortization was $401 thousand higher in the current quarter compared to the same quarter a year ago and is due to the increase in customer list and core deposit intangible assets from the acquisitions of Citizens Bank and the Military Allotment operations of PNC Bank. The $188 thousand or 22.5% increase in net occupancy expense is attributed primarily to the Citizens Bank acquisition and expansion efforts, mainly in our Northern Kentucky market. Data processing expenses decreased $158 thousand or 12.1% in the quarterly comparison primarily as a result of the acquisition of Citizens Bank of Northern Kentucky (“Citizens Northern”) in late 2005. Up until the early part of the fourth quarter of 2006, Citizen Northern used the services of an unrelated third party vendor to meet its data processing needs. During the fourth quarter of 2006, Citizens Northern began to use the Company’s data processing subsidiary; as such, fees paid to the unrelated third party vendor during 2006 are recognized as an expense prior to the change in processing companies. Subsequent to the change, the fees paid to the Company’s data processing subsidiary have been eliminated in consolidation. All other noninterest expenses were up a net of $404 thousand or 12.4% across a wide range of line items is mainly attributed to the Citizens Bank acquisition.

Income Taxes

Income tax expense for the second quarter of 2007 was $1.4 million, an increase of $439 thousand or 45.4% compared to the same period a year earlier.  The effective federal income tax rate increased 229 basis points to 22.3% from 20.0% in the comparison. The change in the effective tax rate is due to the increase in the mix of taxable revenues compared to nontaxable revenues.

Income From Discontinued Operations

Income from discontinued operations was zero for the current three-month period and $428 thousand for the three-month period ended June 30, 2006. There were no discontinued operations in the current-year period presented since all discontinued operations were disposed of during the fourth quarter of 2006.

First Six Months of 2007 Compared to First Six Months of 2006

The Company reported income from continuing operations of $9.5 million for the six months ended June 30, 2007, an increase of $1.7 million or 21.0% compared to $7.9 million reported for the six months ended June 30, 2006.  Basic and diluted income per share from continuing operations was $1.21 for the current six months, an increase of $.14 or 13.1% (basic) and $.15 or 14.2% (diluted) compared to their respective amounts of $1.07 and $1.06 a year earlier.

Net income was $9.5 million for the current six-months, an increase of $825 thousand or 9.5% compared to $8.7 million reported for the six months ended June 30, 2006.  Basic and diluted net income per share was $1.21 for the current six months, an increase of $.03 or 2.5% (basic) and $.04 or 3.4% (diluted) compared to $1.18 and $1.17 a year earlier.

While net income in dollar terms increased 9.5% in the six-month comparison, net income on a per share diluted basis increased by a lower amount of 3.4%.  The increase in net income on a per share basis is lower due to the effect of an additional 464 thousand shares issued in connection with the acquisition of Citizens Bank. The operating results related to Citizens Bank, acquired on October 1, 2006, generally increased reported income and expense line items in the current six-month period compared to a year ago since there are no operating results attributed to Citizens Bank in the comparable period a year ago.  Net loans and deposits acquired from Citizens Bank on the date of purchase were $120 million and $139 million, respectively.

The increase in net income for the six months ended June 30, 2007 is primarily related to an increase in net interest income that was led by the Citizens Bank acquisition. Net interest income was $28.9 million in the current six-month period ended June 30, 2007. This represents an increase of $4.4 million or 17.9% compared to the same period a year ago. The increase in net interest income is primarily due to higher interest on loans of $11.4 million or 32.1%, partially offset by $8.1 million or 57.6% higher interest expense on deposits. The Citizens Bank acquisition accounted for $2.8 million of the increase in net interest income in the six-month period, including $4.7 million higher interest from loans partially offset by $2.5 million higher interest expense on deposits.

For the current six-month period, the Company recorded a negative loan loss provision of $166 thousand compared to a negative loan loss provision of $81 thousand a year earlier.  The Company’s nonperforming loans and net charge-offs are up in the current quarter compared to the first quarter of 2007, although still at relatively low levels. In addition, at June 30, 2007 loans, net of unearned income, are up $48.6 million and $73.3 million compared to March 31, 2007 and December 31, 2006, respectively. Annualized net charge-offs as a percentage of average net loans outstanding were .095% for the six months ended June 30, 2007, relatively unchanged from 0.105% at year-end 2006. As a percentage of net loans outstanding, the allowance for loan losses was .89% as of June 30, 2007 compared to .92% and 1.0% at March 31, 2007 and December 31, 2006, respectively.

Noninterest income was $11.8 million in the current six-month period, an increase of $1.7 million or 17.2% in the comparable period of a year earlier. The increase in noninterest income was driven by the previously mentioned Citizens Bank acquisition and the acquisition of the Military Allotment operation of PNC Bank, National Association that occurred during January, 2007. The Citizens Bank acquisition accounted for an additional $773 thousand of noninterest income during the current six-month period; the Military Allotment acquisition accounted for an additional $1.7 million of noninterest income during the current six-month period. The increase in fee income from these acquisitions offset revenue declines experienced in other line items from previously existing operations.

Noninterest expenses increased $3.7 million or 14.9% for the current six-month period compared to the same period a year earlier. The increase in noninterest expenses is due mainly to higher personnel costs and intangible amortization. Salaries and employee benefits were up $1.7 million or 12.4% in the six-month comparison, as the average number of full time equivalent employees rose to 584 from 530 in the comparison. Amortization of intangibles increased $773 thousand or 86.6% and is attributed to the additional customer list and core deposit intangible assets resulting from the Citizens Bank and Military Allotment acquisitions. Combined other noninterest expenses had a net increase of $1.3 million or 11.9% comparison and occurred across a broad range of categories.  These increases are generally attributed to the Company’s recent acquisitions. The effective income tax rate increased to 22.2% for the current six-month period compared to 19.3% a year earlier.

ROA was 1.04% for the current six-month period ended June 30, 2007, an increase of 1 basis point compared to 1.03% reported for the same period of 2006.  ROE was 10.71% for the current six months of 2007, an increase of 43 basis points compared to 10.28% for the same period of 2006.  The increase in ROE is attributed to a combination of the slightly higher ROA and a 32 basis point increase in financial leverage to 10.3% from 10.0%.  Financial leverage represents the degree in which borrowed funds, as opposed to equity, are used in the funding of assets.

Income from discontinued operations was zero in the six-month period ended June 30, 2007 and $830 thousand for the six months ended June 30, 2006. There were no discontinued operations in the current-year periods presented since all discontinued operations were disposed of during the fourth quarter of 2006.

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

The Company’s tax equivalent yield on earning assets for the current six months was 7.1%, an increase of 55 basis points from 6.5% in the same period a year ago.  The cost of funds for the current six months was 3.8%, an increase of 69 basis points compared to 3.1% in the same period a year earlier.  A goal of the Company in the current interest rate environment is to increase earning assets while maintaining the current relatively low interest rates paid on interest bearing liabilities.  The Company strives to accomplish this goal while providing excellent service, offering competitive rates to its customers, and maintaining its core deposit base.  Maintaining the relatively low cost of funds is becoming increasingly difficult due to the current economic environment and competitive market forces.  Average earning assets were $1.6 billion for the current six months, an increase of $279 million or 20.7% compared to $1.3 billion a year ago. As a percentage of total average assets, earning assets were 88.2% for the six-month period ended June 30, 2007, up 801 basis points from 80.1% a year earlier.  The higher earning asset ratio positively impacted ROA by 4 basis points in the six-month comparison.

Interest income results from interest earned on earning assets, which primarily include loans and investment securities. Interest income is affected by the volume (average balance), composition of earning assets, and the related rates earned on those assets. Total interest income for the first six months of 2007 was $55.9 million, an increase of $13.4 million or 31.4% compared to the same period in the previous year. The growth in interest income was mainly attributed to higher interest income on loans of $11.4 million or 32.1%.  Interest income on loans increased as a result of higher average loan balances outstanding resulting from the Citizens Bank acquisition, higher internally generated loan growth, and a 50 basis point increase in the average rate earned on loans.  The Citizens Bank acquisition accounted for $4.7 million of the increase in interest income on loans.

Interest and fees on loans was $46.8 million, an increase of $11.4 million or 32.1% compared to a year earlier.  Average loans increased $238 million or 24.1% to $1.2 billion in the comparison due mainly to a $121 million higher average balance outstanding from the acquisition of Citizens Bank and higher loan demand.  Interest income on loans was also helped by a 50 basis point increase in the tax equivalent yield to 7.8% from 7.3% in the year-to-date comparison. Interest on taxable securities was $5.5 million, an increase of $970 thousand or 21.3% due to a 74 basis point increase in the average rate earned to 4.9% along with a $6.3 million or 2.8% increase in average balances outstanding.  Interest on nontaxable securities declined $162 thousand or 8.7% to $1.7 million due mainly to a 55 basis point drop in the average rate and, to a lesser extent, a $3.2 million decline in the average balance. Interest on short-term investments, including time deposits in other banks, federal funds sold, and securities purchased under agreements to resell, increased $1.2 million or 160% to $1.9 million due mainly to a $37.2 million or 84.6% increase in the average balance outstanding. A 140 basis point increase in the average rate earned to 4.8% from 3.4% also contributed to the increase in interest earned. The increase in the average rate earned on short-term investments is mainly attributed to higher federal funds sold and securities purchased under agreements to resell, which are temporary investments generally having interest rates that fluctuate more closely with overall short-term market interest rates and have increased in the period to period comparison.

Interest expense results from incurring interest on interest bearing liabilities, which primarily include interest bearing deposits, federal funds purchased and securities sold under agreements to repurchase, and other borrowed funds. Interest expense is affected by volume, composition of interest bearing liabilities, and the related rates paid on those liabilities. Total interest expense was $27.0 million for current six months, an increase of $9.0 million or 49.9% from the same period in the prior year.  Interest expense increased mainly as a result of higher interest expense on deposits of $8.1 million or 57.6% and was mainly driven by additional volume of $230 million or 22.7%. Interest expense on deposits increased as a result of higher deposit balances outstanding from the Citizens Bank acquisition, higher deposits generated internally, and higher rates paid on interest bearing deposits throughout the entire deposit portfolio.  The Citizens Bank acquisition accounted for an additional $117 million in average interest bearing deposits outstanding. The Company’s cost of funds was 3.8% for the first six months of 2007, an increase of 69 basis points from 3.1% for the same period of the prior year.  The percentage increase in cost of funds was led by a 95 basis point increase in time deposits.

Interest expense on time deposits, the largest component of total interest expense, increased $7.2 million or 70.4% to $17.5 million. The increase is due to both a $197 million or 36.6% increase in volume combined with a 95 basis point increase in the average rate paid to 4.8% from 3.8%.  The increase in average time deposits outstanding in the comparable periods was boosted by an additional $69.5 million of time deposits related to the Citizens Bank acquisition along with additional time deposits generated internally in order to fund higher loan growth. The increase in the average rate paid is due to competitive market conditions, the need to attract additional deposits to support asset growth, and the relocation or opening of branch sites in existing or new markets.

Interest expense on interest bearing demand deposits in the first six months of 2007 was $2.0 million, up $105 thousand or 5.7% compared to $1.8 million a year ago. The increase was driven by a 10 basis point increase in the average rate paid, which offset a decline in volume of $3.1 million or 1.2%. Interest expense on savings deposits was $2.8 million, an increase of $799 thousand or 40.2% from $2.0 million a year earlier. The higher interest expense on savings deposits is due to increases in both rate and volume. The average rate jumped 37 basis points to 2.3% and the average volume grew $36.1 million or 17.2% to $245 million. Average volume of savings deposits were up due to the Citizens Bank acquisition, which added $40.0 million in average savings deposits in the current six-month period with an average rate paid of 3.8%.  Excluding the additional savings deposits attributed to the Citizens Bank acquisition, average savings deposits for the Company declined $4.0 million or 1.9%.

Interest expense on federal funds purchased and securities sold under agreements to repurchase increased $308 thousand or 15.4% due to a $14.8 million or 17.6% increase in the average balance outstanding partially due to additional correspondent banking activity.  Interest expense on other borrowed funds consists primarily of FHLB borrowings and subordinated notes payable to unconsolidated trusts.  Interest expense on other borrowed funds was $2.5 million, an increase of $546 thousand or 28.5% and is due mainly to an increase in interest expense related to higher FHLB average borrowings outstanding. Interest expense on the Company’s subordinated notes payable increased $78 thousand or 9.5% as the variable rate on these notes have repriced to a higher interest rate in the comparable periods.

The net interest margin (TE) decreased 10 basis points to 3.73% during the first six months of 2007 compared to 3.83% for the same period of 2006.  The lower margin is attributed to a 14 basis point decrease to 3.29% from 3.43% in the net interest spread between the rates earned on earning assets and the rates paid on interest bearing liabilities partially offset by the impact of noninterest bearing sources of funds of four basis points. The impact of noninterest bearing sources of funds on net interest margin typically increases as the cost of funds rise.

The following tables present an analysis of net interest income for the six months ended June 30.

Distribution of Assets, Liabilities and Shareholders’ Equity:  Interest Rates and Interest Differential

Six Months Ended June 30,	2007			2006
(In thousands)	Average Balance	Interest[4]	Average Rate	Average Balance	Interest[4]	Average Rate
Earning Assets
Investment securities
Taxable	$229,371	$5,521	4.85%	$223,083	$4,551	4.11%
Nontaxable[1]	89,384	2,432	5.49	92,539	2,770	6.04
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	81,189	1,939	4.82	43,985	746	3.42
Loans[1,2,3]	1,227,574	47,182	7.75	989,200	35,544	7.25
Total earning assets	1,627,518	$57,074	7.07%	1,348,807	$43,611	6.52%
Allowance for loan losses	(11,647)			(11,106)
Total earning assets, net of allowance for loan losses	1,615,871			1,337,701
Nonearning Assets
Cash and due from banks	82,149			82,265
Premises and equipment, net	38,888			29,774
Other assets	109,325			91,326
Assets of discontinued operations				141,981
Total assets	$1,846,233			$1,683,047
Interest Bearing Liabilities
Deposits
Interest bearing demand	$262,630	$1,951	1.50%	$265,755	$1,846	1.40%
Savings	245,485	2,788	2.29	209,432	1,989	1.92
Time	735,682	17,466	4.79	538,432	10,251	3.84
Federal funds purchased and securities sold under agreements to repurchase	99,203	2,302	4.68	84,376	1,994	4.77
Other borrowed funds	95,009	2,461	5.22	78,178	1,915	4.94
Total interest bearing liabilities	1,438,009	$26,968	3.78%	1,176,173	$17,995	3.09%
Noninterest Bearing Liabilities
Commonwealth of Kentucky deposits	40,671			41,277
Other demand deposits	175,430			151,762
Other liabilities	12,901			16,124
Liabilities of discontinued operations				143,338
Total liabilities	1,667,011			1,528,674
Shareholders’ equity	179,222			154,373
Total liabilities and shareholders’
equity	$1,846,233			$1,683,047
Net interest income		30,106			25,616
TE basis adjustment		(1,161)			(1,058)
Net interest income		$28,945			$24,558
Net interest spread			3.29%			3.43%
Impact of noninterest bearing sources of funds			.44			.40
Net interest margin			3.73%			3.83%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
2Loan balances include principal balances on nonaccrual loans.
3Loan fees included in interest income amounted to $1.4 million and $1.1 million in 2007 and 2006, respectively.
4Excludes the interest income and interest expense of discontinued operations.

Analysis of Changes in Net Interest Income (tax equivalent basis)

(In thousands)	Variance	Variance Attributed to
Six Months Ended June 30,	2007/2006[1,3]	Volume	Rate

Interest Income
Taxable investment securities	$970	$131	$839
Nontaxable investment securities[2]	(338)	(92)	(246)
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	1,193	804	389
Loans[2]	11,638	9,048	2,590
Total interest income	13,463	9,891	3,572
Interest Expense
Interest bearing demand deposits	105	(61)	166
Savings deposits	799	377	422
Time deposits	7,215	4,307	2,908
Federal funds purchased and securities sold under agreements to repurchase	308	415	(107)
Other borrowed funds	546	432	114
Total interest expense	8,973	5,470	3,503
Net interest income	$4,490	$4,421	$69
Percentage change	100.0%	98.5%	1.5%

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
3Excludes the interest income and interest expense of discontinued operations.

Noninterest Income

Noninterest income was $11.8 million during the six months ended June 30, 2007, an increase of $1.7 million or 17.2% compared to the same period a year earlier.  Noninterest income represents 17.4% of total revenue for the current period, a decrease of 171 basis points from 19.1% for the same period in 2006.

Service charges and fees on deposits were $5.9 million in the first six months of 2007, an increase of $1.6 million or 36.3% in the comparison. The primary factor driving the increase in service charges and fees on deposits was an $873 thousand increase in account fees related to the Company’s allotment line of business, which is up in the current six months as a result of the acquisition of the Military Allotment operations of PNC Bank during the first quarter of 2007. Overdraft charges were also up $387 thousand in the six-month period compared to a year ago and are attributed to additional fees of $548 thousand from the Citizens Bank acquisition, which offset declines from our previously existing banks. Allotment processing fees were $2.1 million, up $789 thousand or 59.1% that was positively impacted by the acquisition of the Military Allotment operation in the current year. Trust income was $973 thousand in the current period, an increase of $55 thousand or 6.0%. There was no net gain or loss on the sale of securities in the current period compared to a net loss on the sale of securities of $195 thousand during the same period a year ago.

The Company experienced declines in the following noninterest income categories in the current six months compared to a year earlier: non-deposit service charges, commissions, and fees of $94 thousand or 7.0%, data processing fees of $300 thousand or 33.9%, gains on sale of loans of $76 thousand or 20.7%, income from company-owned life insurance of $15 thousand or 2.2%, and net all other noninterest income of $395 thousand.

The decrease in data processing fees are attributed to the acquisition of Citizens Bank and the sale of KBC, both of which were customers of the Company’s data processing subsidiary. Data processing income from KBC was not eliminated in consolidation once classified as discontinued operations, effectively increasing data processing income during the second quarter of 2007 by $186 thousand. There was no data processing fees recognized from KBC during the second quarter of 2007 since it was sold during 2006. Additionally, Citizens Bank was a separate independent company until the Company purchased it during the fourth quarter of 2006. Approximately $100 thousand was included in data processing fees during the second quarter of 2006 that are not included in the current period since inter-company amounts are eliminated during consolidation.

Noninterest Expense

Total noninterest expenses were $28.6 million for the six months ended June 30, 2007, an increase of $3.7 million or 14.9% compared to $24.9 million for the same period in 2006.  The increase in noninterest expenses occurred across a broad range of line items. The acquisition of Citizens Bank during the fourth quarter of 2006 is a significant factor contributing to the higher expenses. The largest increases in noninterest expenses are attributed to higher salaries and employee benefits of $1.7 million or 12.4%, amortization of intangible assets of $773 thousand or 86.6%, and increases in other expenses attributed to the acquisition of Citizens Bank.

The increase in salaries and employee benefits resulted from the addition of 54 average full time equivalent employees, 40 of which are attributed to the Citizens Bank acquisition, and normal salary increases for existing employees. Salaries and related payroll taxes increased $1.9 million or 18.6%, with Citizens Bank accounting for $939 thousand of the increase. Benefit expenses declined $237 thousand or 8.1% in the comparison due to lower costs associated with the Company’s self-funded health insurance plan and higher costs in the prior year attributed to the acquisition of Citizens Northern. The acquisition of the Military Allotment operations of PNC Bank during the first six months of 2007 contributed $92 thousand to the increase in salaries and employee benefits in the six-month comparison.

Intangible asset amortization was $1.7 million; $773 thousand higher in the current six-month period compared to the same period a year ago and is due to the increase in customer list and core deposit intangible assets from the acquisitions of Citizens Bank and the Military Allotment operations of PNC Bank. The $326 thousand or 18.5% increase in net occupancy expense is attributed primarily to the Citizens Bank acquisition and expansion efforts, mainly in our Northern Kentucky market. Data processing expenses decreased $158 thousand or 6.4% in the comparison primarily as a result of the acquisition of Citizens Northern in late 2005. Up until the early part of the fourth quarter of 2006, Citizen Northern used the services of an unrelated third party vendor to meet its data processing needs. During the fourth quarter of 2006, Citizens Northern began to use the Company’s data processing subsidiary; as such, fees paid to the unrelated third party vendor during 2006 are recognized as an expense prior to the change in processing companies. Subsequent to the change, the fees paid to the Company’s data processing subsidiary have been eliminated in consolidation. All other noninterest expenses were up a net of $1.1 million or 17.2% across a wide range of line items is mainly attributed to the Citizens Bank acquisition.

 Income Taxes

Income tax expense for the six months ended June 30, 2007 was $2.7 million, an increase of $839 thousand or 44.7% compared to the same period a year earlier.  The effective federal income tax rate was 22.2%, an increase of 293 basis points compared to 19.3% in the comparison. The change in the effective tax rate is due to the increase in the mix of taxable revenues compared to nontaxable revenues.

Income From Discontinued Operations

Income from discontinued operations was zero in the six-month period ended June 30, 2007 and $830 thousand for the six months ended June 30, 2006. There were no discontinued operations in the current-year periods presented since all discontinued operations were disposed of during the fourth quarter of 2006.

FINANCIAL CONDITION

Total assets were $1.8 billion at June 30, 2007, an increase of $23.9 million or 1.3% from the prior year-end.  The most significant changes in the Company’s assets from year-end were as follows: an increase in net loans of $74.0 million or 6.2%; an increase of $11.1 million or 21.1% in goodwill and other intangible assets; a decrease of $42.3 million or 27.0% in cash and cash equivalents; and a decrease in investment securities of $23.3 million or 7.0%.  The changes within the asset groups correlate to the overall funding position of the Company and the purchase of the Military Allotment operation of PNC Bank during the current six-month period.

Cash and cash equivalents were negatively impacted by $32.3 million lower end of period deposits outstanding from the Commonwealth of Kentucky. The increase in net loans outstanding is reflective of continued strong loan demand and corresponds to the decrease in investment securities and higher federal funds purchased and securities sold under repurchase agreements. Shareholders’ equity increased $2.5 million or 1.4% since year-end 2006.

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

On an average basis, total assets were $1.8 billion for the first six months of 2007, an increase of $113 million or 6.5% from year-end 2006 driven by an additional $128 million in connection with the Citizens Bank purchase during the fourth quarter of 2006.  Average earning assets, primarily loans and securities, were $1.6 billion for the six months ended June 30, 2007, an increase of $210 million or 14.8% from year-end 2006.  Average earning assets represent 88.2% of total average assets on June 30, 2007, a decrease of 2 basis points compared to 88.4% at year-end 2006.

Loans

Loans, net of unearned income, totaled $1.3 billion at June 30, 2007, an increase of $73.3 million or 6.1% from year-end 2006 as loan demand remains strong.  The composition of the loan portfolio is summarized in the table below.

	June 30, 2007		December 31, 2006
(Dollars in thousands)	Amount	%	Amount	%

Commercial, financial, and agriculture	$175,045	13.8%	$197,613	16.5%
Real estate - construction	231,524	18.2	176,779	14.7
Real estate mortgage - residential	399,290	31.4	381,081	31.8
Real estate mortgage farmland and other commercial enterprises	380,113	29.9	351,793	29.4
Installment	53,110	4.2	57,116	4.8
Lease financing	32,023	2.5	33,454	2.8
Total	$1,271,105	100.0%	$1,197,836	100.0%

On average, loans represented 75.4% of earning assets during the current six month period, an increase of 126 basis points compared to 74.2% for year-end 2006. As loan demand fluctuates, the available funds are reallocated between loans and temporary investments or investment securities, which typically involve a decrease in credit risk and lower yields.

Nonperforming Assets

Nonperforming assets for the Company include nonperforming loans, other real estate owned, and other foreclosed assets. Nonperforming loans consist of nonaccrual loans, restructured loans, and loans past due ninety days or more on which interest is still accruing.  Nonperforming assets totaled $10.6 million at June 30, 2007, an increase of $1.2 million or 12.6% from the prior year-end.  Nonperforming loans were $5.8 million at June 30, 2007, a $1.5 million or 34.3% increase compared to year-end 2006.  The increase in nonperforming loans is attributed to higher loans past due 90 days or more of $723 thousand and higher nonaccrual loans of $756 thousand. Nonperforming loans represent .5% of loans net of unearned income at June 30, 2007, an increase of 10 basis points from .4% compared to year-end 2006.

Other real estate owned was $4.7 million at June 30, 2007.  This represents a decrease of $288 thousand or 5.7% compared to $5.0 million at year-end 2006.  The decline in other real estate balances is primarily attributed to the sale of previously foreclosed real estate of a commercial credit.

Allowance for Loan Losses

The allowance for loan losses was $11.3 million at June 30, 2007, a decrease of $747 thousand or 6.2% from the prior year-end amount of $12.0 million. The provision for loan losses increased $377 thousand in the current three-month comparison and decreased $85 thousand in the six-month comparison. The Company’s nonperforming loans and net charge-offs are up in the current quarter compared to the first quarter of 2007, although still at relatively low levels. In addition, at June 30, 2007 loans, net of unearned income, are up $48.6 million and $73.3 million compared to March 31, 2007 and December 31, 2006, respectively. Annualized net charge-offs as a percentage of average net loans outstanding were .10% for the six months ended June 30, 2007, unchanged from year-end 2006. As a percentage of net loans outstanding, the allowance for loan losses was .89% as of June 30, 2007, down from .92% at March 31, 2007 and 1.0% at December 31, 2006.

The allowance for loan losses as a percentage of nonperforming loans totaled 194% and 278% at June 30, 2007 and December 31, 2006, respectively.  The decline at the end of the current period compared to the prior year-end is attributed to a $1.5 million increase in nonperforming loans combined with a $747 thousand lower allowance for loan losses.  Other risk factors, particularly loans past due less than 90 days, decreased significantly at June 30, 2007 compared to the prior year-end and more than offset the rise in loans past due 90 days or more and the increase in nonaccrual loans. Management continues to emphasize collection efforts and evaluation of risks within the loan portfolio.

Temporary Investments

Temporary investments consist of interest bearing deposits in other banks and federal funds sold and securities purchased under agreements to resell. The Company uses these funds in the management of liquidity and interest rate sensitivity. At June 30, 2007, temporary investments were $38.4 million, a decline of $2.8 million compared to $41.2 million at year-end 2006. Temporary investments averaged $81.2 million during the first six months of 2007, an increase of $18.8 million or 30.2% from year-end 2006. The increase is a result of the Company’s overall net funding position. Temporary investments are reallocated as loan demand and other investment alternatives present the opportunity.

Investment Securities

The investment securities portfolio is comprised primarily of U.S. Government agency securities, mortgage-backed securities, and tax-exempt securities of states and political subdivisions. Total investment securities were $311 million on June 30, 2007, a decrease of $23.3 million or 7.0% from year-end 2006. The decrease in investment securities was mainly due to reinvesting the difference between proceeds received from sold or called investment securities and the purchase of investment securities into alternative assets such as loans or other temporary investments. Investment securities sold or called during the period was the result of normal asset and liability management practices.

Investment securities averaged $319 million in total for the current six months, an increase of $15.0 million or 4.9% compared to the year-end 2006 average balance. The Company had a net unrealized loss on available for sale investment securities of $4.5 million at June 30, 2007 compared to a net unrealized loss of $2.0 million at year-end 2006.  The $2.5 million increase during the six months ended June 30, 2007 is mainly attributed to a net decline in the market value on available for sale investment securities. The decrease in the market value of available for sale investment securities is due primarily to the impact of changing economic conditions, including an increase in Treasury yields at June 30, 2007 compared to December 31, 2006, in particular those with maturities in excess of two years. As overall yields have increased, the portfolio has declined in value.  Market values of fixed rate investments are inversely related to changes in market interest rates. Unrealized losses on investment securities have not been included in income since they are considered interest rate related and identified as temporary.

Company-owned Life Insurance

Company-owned life insurance was $33.6 million at June 30, 2007, an increase of $631 thousand or 1.9% from $32.9 million at year-end 2006. Income from company-owned life insurance was $668 thousand for the current six months.  This represents a decrease of $15 thousand or 2.2% in comparison to the same six-month period in 2006.  Income declined in the comparison due to lower crediting rates on the underlying investments.

Deposits

The Company’s primary source of funding for its lending and investment activities results from its customer deposits, which consist of noninterest and interest bearing demand, savings, and time deposits. On June 30, 2007 total deposits were $1.5 billion, a decrease of $3.6 million or .2% from year-end 2006.  Interest bearing deposits were up $22.8 million or 1.9% to $1.2 billion, which was offset by a $26.4 million or 10.9% decline in noninterest bearing deposits to $217 million. The decrease in end of period noninterest bearing deposits is due to lower balances from the Commonwealth of Kentucky of $32.3 million or 47.1%. Balances related to the Commonwealth of Kentucky can fluctuate significantly from day to day.

Average total deposits were $1.5 billion during the first six months of 2007, an increase of $204 million or 16.2% compared to average year-end 2006 balances. Net increases in average deposits were consistent throughout the deposit portfolio as follows:  noninterest bearing demand of $20.1 million or 10.3%, interest bearing demand of $2.2 million or .8%, savings accounts of $37.7 million or 17.7%, and time deposits of $149 million or 25.3%. The increase in average deposits outstanding is primarily attributed to the Citizens Bank acquisition during the fourth quarter of 2006. This acquisition contributed an additional $23.0 million and $122 million in average noninterest bearing and interest bearing deposits, respectively, during the first six months of 2007 compared to the year-end 2006 average balances.

Borrowed Funds

Borrowed funds totaled $192 million at June 30, 2007, an increase of $27.3 million or 16.6% from $165 million at year-end 2006. The increase in borrowed funds is attributed to a $33.1 million increase in short-term federal funds purchased and securities sold under agreements to repurchase. Total borrowed funds averaged $194 million, an increase of $17.3 million or 9.7% from $177 million at year-end 2006. The increase in average borrowed funds from year-end 2006 was led by a higher average of FHLB borrowings outstanding of $12.5 million or 22.6%, most of which occurred during the fourth quarter of 2006.

LIQUIDITY

The Parent Company’s primary use of cash consists of dividend payments to its common shareholders, purchases of its common stock, corporate acquisitions, interest expense on borrowings, and other general operating purposes. Liquidity of the Parent Company depends primarily on the receipt of dividends from its subsidiary banks, cash balances maintained, and borrowings from nonaffiliated sources.  As of June 30, 2007 combined retained earnings of the subsidiary banks was $54.2 million, of which $15.1 million was available for the payment of dividends to the Parent Company without obtaining prior approval from bank regulatory agencies.  As a practical matter, payment of future dividends is also subject to the maintenance of other capital ratio requirements.  Management expects that in the aggregate, its subsidiary banks will continue to have the ability to pay dividends in order to provide funds to the Parent Company during the remainder of 2007 sufficient to meet its liquidity needs.  The Parent Company had cash balances of $6.5 million at June 30, 2007, a decrease of $4.6 million or 41.0% from $11.1 million at year-end 2006.  Significant cash flows during the current six months ended June 30, 2007 for the Parent Company include the following: receipt of dividends from its subsidiary banks in the amount of $13.9 million; additional capital injection of $8.0 million into one of its bank subsidiaries to facilitate the acquisition of the Military Allotment operations of PNC Bank; payment of dividends to shareholders of $6.1 million; and the repurchase of the Company’s stock of $725 thousand.

The Company's objective as it relates to liquidity is to ensure that its subsidiary banks have funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability.  In order to maintain a proper level of liquidity, the subsidiary banks have several sources of funds available on a daily basis that can be used for liquidity purposes.  Those sources of funds include the subsidiary banks' core deposits, consisting of both business and nonbusiness deposits, cash flow generated by repayment of principal and interest on loans and investment securities, FHLB borrowings, and federal funds purchased and securities sold under agreements to repurchase.  While maturities and scheduled amortization of loans and investment securities are generally a predictable source of funds, deposit outflows and mortgage prepayments are influenced significantly by general interest rates, economic conditions, and competition in our local markets.  As of June 30, 2007 the Company had approximately $209 million in additional borrowing capacity under various FHLB, federal funds, and other borrowing agreements.  However, there is no guarantee that these sources of funds will continue to be available to the Company, or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in our liquidity from these sources. The Company also expects to receive a net $1.3 million in cash from its employees from the exercise of approximately 53 thousand remaining stock options from its 1997 grant that expire during the third quarter of 2007, assuming that all in-the-money stock options are exercised.

In July 2007, the Company announced a tender offer to purchase for cash up to 550 thousand shares of its outstanding common stock through a process commonly known as a modified “Dutch Auction”. Assuming the maximum number of shares of our common stock is tendered, the aggregate purchase price will be between $17.1 and $19.3 million. The Company anticipates receiving up to $25.0 million through a private offering of trust preferred securities to fund the purchase of the shares through the Dutch Auction. Any excess funds raised from the trust preferred securities transaction that remain available following the tender offer will be used for general corporate purposes.

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

Liquid assets consist of cash, cash equivalents, and securities available for sale.  At June 30, 2007, such consolidated assets were $419 million, a decrease of $64.3 million or 13.3% from year-end 2006.  The decrease in liquid assets is mainly attributed to a $39.5 million lower cash balance with an upstream correspondent bank and is related to the decline in Commonwealth of Kentucky deposit balances of $32.3 million. A decline of $22.0 million of available for sale investment securities also negatively impacted liquid assets and is the result of the overall funding position of the Company, which changes as loan demand, deposit levels, and other sources and uses of funds fluctuate.

Net cash provided by continuing operating activities was $6.6 million in the first six months of 2007, a decrease of $6.3 million compared to $12.9 million during the same six-month period a year earlier.  Net cash used in continuing investing activities was $55.4 million and $38.5 million in the current and previous-year six-month periods ended June 30, an increase of $16.9 million or 44.0%. The most significant items included in the $16.9 million higher net cash outflows from continuing investing activities in the comparison are negative variances of $25.2 million related to investment securities and $11.9 million related to increased loan activity, offset by the $21.8 million cash payment for the purchase of Citizens Northern that occurred during the first quarter of 2006 in which there is no comparable amount in the current period. Net cash provided by continuing financing activities was $6.5 million for the six months ended June 30, 2007, a decrease of $11.2 million compared to $17.6 million for the same period a year earlier.  This decrease is related mainly to lower net inflows in the comparable periods from the following: $5.7 million related to deposit outflow activity, $14.3 million from increased other borrowings, $1.4 million in additional dividends, partially offset by $10.3 million from higher federal funds purchased and securities sold under agreements to repurchase.

Commitments to extend credit are considered in addressing the Company’s liquidity management.  The Company does not expect these commitments to significantly effect the liquidity position in future periods.

CAPITAL RESOURCES

Shareholders’ equity was $181 million on June 30, 2007, an increase of $2.5 million or 1.4% from $178 million at December 31, 2006.  Retained earnings were up $4.3 million or 2.6% as a result of $9.5 million of net income partially offset by $5.2 million or $.66 per share in cash dividends declared. Other significant changes to shareholders’ equity include the purchase of 24 thousand shares of the Company’s outstanding common stock that reduced shareholders’ equity by $725 thousand along with a net decrease in accumulated other comprehensive income that lowered equity by $1.5 million. The decrease in accumulated other comprehensive income is mainly attributed to a net decline in the market value on available for sale investment securities of $1.6 million, net of tax. The decrease in the market value of available for sale investment securities is due primarily to the impact of changing economic conditions, including an increase in Treasury yields at June 30, 2007 compared to December 31, 2006, in particular those with maturities in excess of two years. As overall yields have increased, the portfolio has declined in value.  Market values of fixed rate investments are inversely related to changes in market interest rates. The remaining $129 thousand increase in accumulated other comprehensive income is attributed to the change in the funded status of the Company’s defined benefit postretirement health insurance plans.

Consistent with the objective of operating a sound financial organization, the Company’s goal is to maintain capital ratios well above the regulatory minimum requirements.  The Company's capital ratios as of June 30, 2007, the regulatory minimums, and the regulatory standard for a well-capitalized institution are as follows.

	Farmers Capital Bank Corporation	Regulatory Minimum
Tier 1 risk based	11.12%	4.00%

Total risk based	11.96%	8.00%

Leverage	8.22%	4.00%

As of June 30, 2007, all of the Company’s subsidiary banks were in excess of the well-capitalized regulatory ratio requirements as calculated under guidelines established by federal banking agencies.

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

At June 30, 2007, the model indicated that if rates were to gradually increase by 150 basis points during the remainder of the calendar year, then net interest income and net income would increase .69% and 1.49%, respectively for the year ending December 31, 2007.  The model indicated that if rates were to gradually decrease by 150 basis points over the same period, then net interest income and net income would decrease .52% and 1.15%, respectively.

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

During the six months ended June 30, 2007 the Company completed an internal review and evaluation of its processes in order to better ensure proper financial reporting of non-routine changes and complex changes. In connection with this review and evaluation, the Company has done the following:

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

As of June 30, 2007, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted.  Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material effect upon the consolidated financial statements of the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares of common stock repurchased by the Company during the quarter ended June 30, 2007.

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
April 1, 2007 to April 30, 2007				134,515
May 1, 2007 to May 31, 2007	5,300	$ 28.77	5,300	129,215
June 1, 2007 to June 30, 2007				129,215
Total	5,300	$ 28.77	5,300

On January 27, 2003, the Company’s Board of Directors authorized the purchase of up to 300,000 shares of the Company’s outstanding common stock.  No stated expiration date was established under this plan. However, the Company has temporarily suspended the purchase of shares under this program until at least 10 business days following the expiration or termination of it’s recently announced tender offer (see paragraph that follows).

In July 2007, the Company announced a tender offer to purchase for cash up to 550 thousand shares of its outstanding common stock at a price not greater than $35.00 nor less than $31.00 per share through a process commonly known as a modified “Dutch Auction”. Assuming the maximum number of shares of our common stock is tendered, the aggregate purchase price will be between $17.1 million and $19.3 million.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held May 8, 2007.   The matters that was voted upon included the election of four directors for three-year terms ending in 2010 or until their successors have been elected and qualified.

The outcome of the voting was as follows:

Election of Directors
Name	For	Against	Withheld	Abstained
Lloyd C. Hillard, Jr.	5,746,749	0	237,922	0
Robert Roach, Jr.	5,836,493	0	148,177	0
R. Terry Bennett	5,897,859	0	86,812	0
Dr. Donald A. Saelinger	5,898,123	0	86,547	0

Listed below are the names of each director whose term of office continued after the meeting.

Frank W. Sower, Jr.	G. Anthony Busseni
J. Barry Banker	Shelley S. Sweeney
Dr. John D. Sutterlin	Michael M. Sullivan
Dr. Donald J. Mullineaux	Frank R. Hamilton, Jr.

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

Date:	August 1, 2007	/s/ G. Anthony Busseni
G. Anthony Busseni,
President and CEO
(Principal Executive Officer)

Date:	8-2-07	/s/ Doug Carpenter
C. Douglas Carpenter,
Senior Vice President, Secretary, and CFO
(Principal Financial and Accounting Officer)