Form 10-Q
period 2007-09-30
FARMERS CAPITAL BANK CORP
filed 2007-11-05
CIK 713095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 OR 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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
7,382,260 shares outstanding at November 2, 2007

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Unaudited Consolidated Balance Sheets
	September 30,	December 31,
(In thousands, except share data)	2007	2006
Assets
Cash and cash equivalents:
Cash and due from banks	$95,097	$115,640
Interest bearing deposits in other banks	2,070	1,783
Federal funds sold and securities purchased under agreements to resell	57,050	39,405
Total cash and cash equivalents	154,217	156,828
Investment securities:
Available for sale, amortized cost of $308,158 (2007) and $328,499 (2006)	307,460	326,485
Held to maturity, fair value of $5,492 (2007) and $7,849 (2006)	5,469	7,788
Total investment securities	312,929	334,273
Loans, net of unearned income	1,265,689	1,197,836
Allowance for loan losses	(11,461)	(11,999)
Loans, net	1,254,228	1,185,837
Premises and equipment, net	38,710	37,775
Company-owned life insurance	33,864	32,929
Goodwill	52,407	42,822
Other intangibles, net	10,391	9,755
Other assets	25,716	24,147
Total assets	$1,882,462	$1,824,366
Liabilities
Deposits:
Noninterest bearing	$239,552	$242,938
Interest bearing	1,246,948	1,211,882
Total deposits	1,486,500	1,454,820
Federal funds purchased and securities sold under agreements to repurchase	74,425	67,941
Other short-term borrowings	779	8,777
Subordinated notes payable to unconsolidated trusts	48,970	25,774
Long-term debt	78,515	62,218
Dividends payable	2,433	3,472
Other liabilities	22,183	22,923
Total liabilities	1,713,805	1,645,925
Shareholders’ Equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued
Common stock, par value $.125 per share 9,608,000 shares authorized; 7,382,260 and 7,895,452 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	923	988
Capital surplus	48,100	53,201
Retained earnings	122,986	128,652
Accumulated other comprehensive loss	(3,352)	(4,400)
Total shareholders’ equity	168,657	178,441
Total liabilities and shareholders’ equity	$1,882,462	$1,824,366
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2007	2006	2007	2006
Interest Income
Interest and fees on loans	$24,402	$19,446	$71,154	$54,839
Interest on investment securities:
Taxable	2,721	2,005	8,242	6,556
Nontaxable	826	895	2,527	2,758
Interest on deposits in other banks	18	14	47	39
Interest of federal funds sold and securities purchased under agreements to resell	527	475	2,437	1,196
Total interest income	28,494	22,835	84,407	65,388
Interest Expense
Interest on deposits	11,478	8,133	33,683	22,219
Interest on federal funds purchased and securities sold under agreements to repurchase	990	1,212	3,292	3,206
Interest on other borrowed funds	742	636	2,301	1,727
Interest on subordinated notes payable to unconsolidated trusts	662	466	1,564	1,290
Total interest expense	13,872	10,447	40,840	28,442
Net interest income	14,622	12,388	43,567	36,946
Provision for loan losses	595	253	429	172
Net interest income after provision for loan losses	14,027	12,135	43,138	36,774
Noninterest Income
Service charges and fees on deposits	3,041	2,317	8,932	6,639
Allotment processing fees	1,114	621	3,239	1,957
Other service charges, commissions, and fees	653	618	1,899	1,958
Data processing income	283	439	867	1,323
Trust income	516	456	1,489	1,374
Investment securities losses, net				(195)
Gains on sale of mortgage loans, net	141	96	433	464
Income from company-owned life insurance	304	320	972	1,003
Other	67	148	63	539
Total noninterest income	6,119	5,015	17,894	15,062
Noninterest Expense
Salaries and employee benefits	7,536	6,780	22,665	20,238
Occupancy expenses, net	1,055	866	3,144	2,629
Equipment expenses	851	651	2,393	2,077
Data processing and communication expenses	1,242	1,309	3,548	3,773
Bank franchise tax	528	449	1,567	1,331
Correspondent bank fees	194	177	539	515
Amortization of intangibles	848	432	2,514	1,325
Other	2,102	2,237	6,633	5,954
Total noninterest expense	14,356	12,901	43,003	37,842
Income from continuing operations before income taxes	5,790	4,249	18,029	13,994
Income tax expense from continuing operations	1,633	966	4,350	2,844
Income from continuing operations	4,157	3,283	13,679	11,150
Income from discontinued operations before income tax expense		713		1,878
Income tax expense from discontinued operations		250		585
Income from discontinued operations		463		1,293
Net income	$4,157	$3,746	$13,679	$12,443
Net Income Per Common Share
Income from continuing operations – basic and diluted	$.54	$.45	$1.75	$1.51
Income from discontinued operations – basic and diluted		.06		.17
Net income per common share – basic and diluted	.54	.51	1.75	1.68
Weighted Average Shares Outstanding
Basic	7,672	7,393	7,816	7,385
Diluted	7,672	7,412	7,816	7,404
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Comprehensive Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006
Net Income	$4,157	$3,746	$13,679	$12,443
Other comprehensive income:
Net unrealized holding gain on available for sale securities arising during the period, net of tax of $1,340, $1,691, $456, and $267, respectively	2,488	3,140	846	495

Reclassification adjustment for prior period unrealized loss recognized during current period, net of tax of $5 and $22, respectively			10	40

Amortization of net actuarial loss, transition obligation, and prior service costs attributed to the Company’s postretirement benefit plans, net of tax of $35 and $104, respectively	64		192
Other comprehensive income	2,552	3,140	1,048	535
Comprehensive Income	$6,709	$6,886	$14,727	$12,978
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Cash Flows
Nine months ended September 30, (In thousands)	2007	2006
Cash Flows from Operating Activities
Net income	$13,679	$12,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,532	4,036
Net amortization of investment security premiums and (discounts):
Available for sale	(799)	(53)
Held to maturity	1	(18)
Provision for loan losses	429	172
Noncash compensation expense	42	102
Mortgage loans originated for sale	(16,960)	(24,419)
Proceeds from sale of mortgage loans	16,359	22,020
Deferred income tax expense (benefit)	3,096	1,566
Gains on sale of mortgage loans, net	(433)	(464)
Loss (gain) on sale of premises and equipment, net	104	(93)
Loss on sale of available for sale investment securities, net		195
Increase in accrued interest receivable	(1,613)	(1,377)
Income from company-owned life insurance	(935)	(973)
Decrease in other assets	712	2,303
Increase in accrued interest payable	1,074	886
(Decrease) increase in other liabilities	(5,218)	968
Net cash provided by discontinued operating activities		1,343
Net cash provided by operating activities	15,070	18,637
Cash Flows from Investing Activities
Proceeds from maturities and calls of investment securities:
Available for sale	246,282	76,093
Held to maturity	2,318	3,740
Proceeds from sale of available for sale investment securities	21,007	19,122
Purchase of available for sale investment securities	(246,149)	(45,709)
Loans originated for investment, net of principal collected	(67,786)	(90,737)
Payment of prior year accrued purchase price-Citizens Bancorp, Inc.		(21,846)
Purchase of PNC Military Allotment operations, net of cash acquired	(1,916)
Purchase price refinements of previous acquisitions	51	211
Investment in unconsolidated trust	(696)
Additions to mortgage servicing rights, net	(62)	(41)
Purchase of premises and equipment	(4,241)	(7,006)
Proceeds from sale of equipment	315	476
Net cash provided by discontinued investing activities		14,225
Net cash used in investing activities	(50,877)	(51,472)
Cash Flows from Financing Activities
Net increase in deposits	20,810	44,178
Net increase in securities sold under agreements to repurchase	6,484	2,975
Proceeds from long-term debt issued to unconsolidated trusts	23,196
Proceeds from other long-term debt	26,000	11,198
Repayments of long-term debt	(9,703)	(10,276)
Net (decrease) increase in other short-term borrowings	(7,998)	23,008
Dividends paid	(8,685)	(7,112)
Purchase of common stock	(18,649)	(715)
Shares issued under Employee Stock Purchase Plan	195	173
Stock options exercised	1,546	927
Net cash used in discontinued financing activities		(5,123)
Net cash provided by financing activities	33,196	59,233
Net (decrease) increase in cash and cash equivalents	(2,611)	26,398
Less: net increase in cash and cash equivalents of discontinued operations		(10,445)
Net (decrease) increase in cash and cash equivalents from continuing operations	(2,611)	15,953
Cash and cash equivalents from continuing activities at beginning of year	156,828	131,018
Cash and cash equivalents from continuing activities at end of period	$154,217	$146,971
(table continues on next page)

Supplemental Disclosures
Cash paid during the period for:
Interest	$39,766	$30,484
Income taxes	8,800	4,050
Transfers from loans to repossessed assets	1,263	1,184
Cash dividend declared and unpaid	2,433	2,442
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share data)					Accumulated
					Other	Total
Nine months ended	Common Stock		Capital	Retained	Comprehensive	Shareholders’
September 30, 2007 and 2006	Shares	Amount	Surplus	Earnings	Loss	Equity
Balance at January 1, 2007	7,895	$988	$53,201	$128,652	$(4,400)	$178,441
Net income				13,679		13,679
Other comprehensive income					1,048	1,048
Cash dividends declared, $.99 per share				(7,646)		(7,646)
Purchase of common stock	(584)	(73)	(6,877)	(11,699)		(18,649)
Stock options exercised, including related tax benefits	63	7	1,540			1,547
Shares issued pursuant to Employee Stock Purchase Plan	8	1	194			195
Noncash compensation expense attributed to stock option and Employee Stock Purchase Plan grants			42			42
Balance at September 30, 2007	7,382	$923	$48,100	$122,986	$(3,352)	$168,657

Balance at January 1, 2006	7,389	$924	$36,468	$118,761	$(1,917)	$154,236
Net income				12,443		12,443
Other comprehensive income					535	535
Cash dividends declared, $.99 per share				(7,310)		(7,310)
Purchase of common stock	(23)	(3)	(103)	(609)		(715)
Stock options exercised, including related tax benefits	37	4	929			933
Shares issued pursuant to Employee Stock Purchase Plan	6	1	172			173
Noncash compensation expense attributed to stock option and Employee Stock Purchase Plan grants			125			125
Balance at September 30, 2006	7,409	$926	$37,591	$123,285	$(1,382)	$160,420
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

Certain reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation.  During the third quarter of 2007, the Company reclassified it previous presentation of treasury stock to conform to its current presentation. These reclassifications, which include $43.1 million and $42.4 million in cumulative stock repurchased at June 30, 2007 and December 31, 2006, respectively, had no impact on net income or total shareholders’ equity as previously reported and is not material to the Company’s financial statements.

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

Basic net income per common share is determined by dividing net income by the weighted average total number of shares of common stock outstanding.  Diluted net income per common share is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding plus the weighted average number of shares that would be issued upon exercise of dilutive stock options, assuming proceeds are used to repurchase shares pursuant to the treasury stock method.  Net income per common share computations were as follows at September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2007	2006	2007	2006

Net income, basic and diluted	$4,157	$3,746	$13,679	$12,443

Average shares outstanding	7,672	7,393	7,816	7,385
Effect of dilutive stock options		19		19
Average diluted shares outstanding	7,672	7,412	7,816	7,404

Net income per share, basic and diluted	$.54	$.51	$1.75	$1.68

Continuing Operations
Income from continuing operations, basic and diluted	$4,157	$3,283	$13,679	$11,150

Income per share from continuing operations, basic and diluted	$.54	$.45	$1.75	$1.51

Discontinued Operations
Income from discontinued operations, basic and diluted		$463		$1,293

Income per share from discontinued operations, basic and diluted		$.06		$.17

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

7.           Share Repurchase and Trust Preferred Securities Transaction

In August 2007, the Company, with approval from its Board of Directors, purchased 559 thousand shares of its outstanding common stock at a price of $17.9 million or $32.00 per share through a process commonly known as a modified “Dutch Auction”.  The number of shares purchased represented 7.1% of the shares issued and outstanding on the date of purchase.

As part of the modified Dutch Auction repurchase program, the Company issued trust preferred securities to finance the cost of the shares purchased. Farmers Capital Bank Trust III (the “Trust”), an affiliate of the Company, was formed for the purpose of issuing to unaffiliated parties capital securities and investing the proceeds from the sale in junior subordinated debentures issued by the Company. The Company owns all of the $696 thousand outstanding common securities of the Trust and effectively is the guarantor of the obligations of the Trust. The Trust issued $22.5 million of 6.60% (fixed through November 2012, thereafter at a variable rate of interest, reset quarterly, equal to the 3-month LIBOR plus a predetermined spread of 132 basis points) trust preferred securities to the public, and all of the proceeds from the issuance by the Trust of the capital securities and the common securities are invested in the Company’s $23.2 million of junior subordinated debentures, which represent the sole assets of the Trust. The trust preferred securities, which pay interest quarterly at the same rate as the junior subordinated debentures held by the Trust, mature on November 1, 2037, or may be redeemed by the Trust at par any time on or after November 1, 2012.

Capital from the proceeds of the trust preferred securities, which will not be dilutive to common shareholders, is expected to be part of the Company’s regulatory capital base and allow the Company to maintain its historically strong, “well-capitalized” regulatory rating. Excess funds raised from the trust preferred securities transaction that remained available following the tender offer will be used for general corporate purposes.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties.  In general, forward-looking statements relate to a discussion of future financial results or projections, future economic performance, future operational plans and objectives, and statements regarding the underlying assumptions of such statements.  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company and its subsidiaries operate) and lower interest margins; competition for the Company’s customers from other providers of financial services; deposit outflows or reduced demand for financial services and loan products; government legislation, regulation, and changes in monetary and fiscal policies (which changes from time to time and over which the Company has no control); changes in interest rates; prepayment speeds; inflation; material unforeseen changes in the liquidity, results of operations, or financial condition of the Company’s customers; changes in the level of non-performing assets and charge-offs; common shares outstanding; the capability of the Company to successfully enter into a definitive agreement for and close anticipated transactions; the possibility that acquired entities may not perform as well as expected; unexpected claims or litigation against the Company; technological or operational difficulties; the impact of new accounting pronouncements and changes in policies and practices that may be adopted by regulatory agencies; acts of war or terrorism; and other risks or uncertainties detailed in the Company’s filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.  The Company expressly disclaims any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in the Company’s opinions or expectations.

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

RESULTS OF OPERATIONS

Third Quarter 2007 Compared to Third Quarter 2006

The Company reported income from continuing operations of $4.2 million for the three months ended September 30, 2007, an increase of $874 thousand or 26.6% compared to $3.3 million for the same period in 2006.  Basic and diluted income per share from continuing operations was $.54 for the current three months, an increase of $.09 or 20.0% compared to $.45 in the same three-month period a year ago.

Net income was $4.2 million for the current quarter, an increase of $411 thousand or 11.0% compared to $3.7 million for the same period in 2006.  Basic and diluted net income per share was $.54 for the current three months, an increase of $.03 or 5.9% compared to $.51 in the same three-month period a year ago.

Although net income in dollar terms increased 11.0% in the three-month comparisons, per share net income increased by a lower amount of 5.9%.  The increase in net income on a per share basis is lower due mainly to the effect of an additional 464 thousand shares issued in connection with the October 1, 2006 acquisition of Citizens National Bancshares, Inc., the parent company of Citizens Bank of Jessamine County (“Citizens Bank”). The number of shares outstanding was also impacted by the Company’s $17.9 million purchase of 559 thousand of its shares during the current quarter through a modified Dutch Auction tender offer and the issuance of 62 thousand shares during the first nine months of 2007 in connection with stock option exercises that were set to expire during the third quarter of 2007.

The operating results related to Citizens Bank, acquired on October 1, 2006, generally increased reported income and expense line items in the current three-month period compared to a year ago since there are no operating results attributed to Citizens Bank in the comparable period of the prior year.  Net loans and deposits acquired from Citizens Bank on the date of purchase were $120 million and $139 million, respectively.

The increase in net income for the three months ended September 30, 2007 was driven primarily by an increase in net interest income that was led by the Citizens Bank acquisition. Net interest income was $14.6 million in the current three-month period ended September 30, 2007. This represents an increase of $2.2 million or 18.0% compared to the same period a year ago. The increase in net interest income is mainly due to higher loan interest of $5.0 million or 25.5%, partially offset by $3.3 million or 41.1% higher interest expense on deposits. The Citizens Bank acquisition accounted for $1.5 million of the increase in net interest income in the three-month period, including $2.5 million higher interest from loans partially offset by $1.3 million higher interest expense on deposits.

The provision for loans losses was $595 thousand in the current three-month period, an increase of $342 thousand compared to $253 thousand in the same three-month period a year ago. The Company’s nonperforming loans and net charge-offs have trended upward in the current quarter compared to the first and second quarters of 2007, although net charge-offs are still at relatively low levels. Nonperforming loans were $12.4 million at September 30, 2007 compared to $5.8 million, $3.3 million, and $4.3 million at June 30, 2007, March 31, 2007, and December 31, 2006, respectively. The $8.1 million increase in nonperforming loans at September 30, 2007 compared to the prior year-end is due almost entirely to higher nonaccrual loan balances of $8.0 million. Approximately $7.8 million of the net increase in nonaccrual loans since the prior year-end is confined to a relatively small number of mainly commercial credits, with one particular commercial credit secured by real estate contributing $4.8 million of the increase. No loss is expected on the large commercial credit.

The allowance for loan losses was $11.5 million at September 30, 2007. As a percentage of net loans outstanding, the allowance for loan losses was .91% at September 30, 2007 compared to .89% at June 30, 2007 and 1.0% at December 31, 2006. Annualized net charge-offs as a percentage of average net loans outstanding were .10% for the nine months ended September 30, 2007 compared to .095%, .074%, and .11% at June 30, 2007, March 31, 2007, and year-end 2006, respectively.

Noninterest income was $6.1 million in the current quarter, an increase of $1.1 million or 22.0% in the comparable period of a year earlier. The increase in noninterest income was driven by the previously mentioned Citizens Bank acquisition and the acquisition of the Military Allotment operation of PNC Bank, National Association that occurred during January, 2007. The Citizens Bank acquisition accounted for an additional $381 thousand of noninterest income during the current three-month period; the Military Allotment acquisition accounted for an additional $866 thousand of noninterest income during the current three-month period. The increase in fee income from these acquisitions offset revenue declines experienced in other line items from previously existing operations.

Noninterest expenses increased $1.5 million or 11.3% for the current three-month period compared to the same period a year earlier. The increase in noninterest expenses is due mainly to higher personnel costs and intangible amortization. Salaries and employee benefits were up $756 thousand or 11.2% in the three-month comparison, as the average number of full time equivalent employees rose to 587 from 547. Amortization of intangibles increased $416 thousand or 96.3% in the three-month comparison, and is attributed to the additional customer list and core deposit intangible assets resulting from the Citizens Bank and Military Allotment acquisitions. Combined other noninterest expenses had a net increase of $283 thousand or 5.0% in the three-month comparison and occurred across a broad range of categories.  These increases are generally attributed to the Company’s recent acquisitions. The effective income tax rate increased to 28.2% from 22.7% in the three-month comparison.

The return on average assets (“ROA”) was .90% for the current quarter of 2007, an increase of 6 basis points compared to .84% reported for the same period of 2006.  The most significant factor contributing to the higher ROA is the ratio of noninterest expense to average assets, which was 3.09% in the current three-month period compared to 3.29% in the same period a year ago. The lower ratio in the current three-month period positively impacted ROA by 20 basis points in the comparison and offset the negative impact from income taxes of 6 basis points and the provision for loan losses of 7 basis points.

The return on average equity ("ROE") was 9.43% for the current quarter of 2007, an increase of 112 basis points compared to 8.31% for the same period of 2006.  The increase in ROE is attributed to a combination of the higher ROA and a 59 basis point increase in financial leverage to 10.5% from 10.0%.  Financial leverage represents the degree in which borrowed funds, as opposed to equity, are used in the funding of assets.

Income from discontinued operations was $463 thousand or $.06 per share for the three-month period ended September 30 of the prior year. There were no discontinued operations in the current-year period presented since all discontinued operations were disposed of during the fourth quarter of 2006.

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

The Company’s tax equivalent (“TE”) yield on earning assets for the current three months was 7.1%, an increase of 42 basis points from 6.7% in the same period a year ago.  The cost of funds for the current three months was 3.8%, an increase of 39 basis points compared to 3.4% in the same period a year earlier.  A goal of the Company in the current interest rate environment is to increase earning assets while maintaining the current relatively low interest rates paid on interest bearing liabilities.  The Company strives to accomplish this goal while providing excellent service, offering competitive rates to its customers, and maintaining its core deposit base.  Although the Board of Governors of the Federal Reserve System (the “Fed”) lowered its short-term targeted federal funds rate by 50 basis points near the end of the current quarter, maintaining a relatively low cost of funds remains difficult due to the current economic environment and competitive market forces.  Average earning assets were $1.6 billion for the current quarter, an increase of $235 million or 17.0% compared to $1.4 billion a year ago. As a percentage of total average assets, earning assets were 87.7%, a decrease from 88.6% a year earlier.

Interest income results from interest earned on earning assets, which primarily include loans and investment securities. Interest income is affected by the volume (average balance), composition of earning assets, and the related rates earned on those assets. Total interest income for the third quarter of 2007 was $28.5 million, an increase of $5.7 million or 24.8% compared to the same period in the previous year. The growth in interest income was mainly attributed to higher interest income on loans of $5.0 million or 25.5%.  Interest income on loans increased as a result of higher average loan balances outstanding resulting from the Citizens Bank acquisition, higher internally generated loan growth, and a 26 basis point increase in the average rate earned on loans.  The Citizens Bank acquisition accounted for $2.5 million of the increase in interest income on loans.

Interest and fees on loans was $24.4 million, an increase of $5.0 million or 25.5% compared to a year earlier.  Average loans increased $226 million or 21.8% to $1.3 billion in the comparison due mainly to a $125 million higher average balance outstanding from the acquisition of Citizens Bank and higher loan demand. Interest income on loans was also positively impacted by a 26 basis point increase in the tax equivalent yield to 7.7% from 7.5% in the quarterly comparison. Interest on taxable securities was $2.7 million, an increase of $716 thousand or 35.7% due to a 64 basis point increase in the average rate earned combined with a $33.4 million or 17.9% increase in average balances outstanding.  Interest on nontaxable securities declined 7.7% to $826 thousand due mainly to a 57 basis point drop in the average rate and, to a lesser extent, a $1.7 million decline in the average balance. Interest on short-term investments, including time deposits in other banks, federal funds sold, and securities purchased under agreements to resell, increased $56 thousand or 11.5% to $545 thousand due mainly to a 208 basis point increase in the average rate earned to 5.1% from 3.0%. The impact of the higher average rate earned more than offset a $22.6 million or 34.6% decrease in the average balance outstanding. The increase in the average rate earned on short-term investments is mainly attributed to higher federal funds sold and securities purchased under agreements to resell, which are temporary investments, generally having interest rates that fluctuate more closely with overall short-term market interest rates and have increased in the period to period comparison.

Interest expense results from incurring interest on interest bearing liabilities, which primarily include interest bearing deposits, federal funds purchased and securities sold under agreements to repurchase, and other borrowed funds. Interest expense is affected by volume, composition of interest bearing liabilities, and the related rates paid on those liabilities. Total interest expense was $13.9 million for the third quarter of 2007, an increase of $3.4 million or 32.8% from the same period in the prior year.  Interest expense increased mainly as a result of higher interest expense on deposits of $3.3 million or 41.1% and was mainly driven by additional volume of $227 million or 22.3%. Interest expense on deposits increased as a result of higher deposit balances outstanding from the Citizens Bank acquisition, higher deposits generated internally, and higher rates paid on interest bearing deposits throughout the entire deposit portfolio.  The Citizens Bank acquisition accounted for an additional $122 million in average interest bearing deposits outstanding. The Company’s cost of funds was 3.8% for the third quarter of 2007, an increase of 39 basis points from 3.4% for the same period of the prior year.  The percentage increase in cost of funds was led by a 58 basis point increase in time deposits.

Interest expense on time deposits, the largest component of total interest expense, increased $3.0 million or 49.0% to $9.3 million. The increase is due to both a $181 million or 31.3% increase in volume combined with a 58 basis point increase in the average rate paid to 4.9% from 4.3%.  The increase in average time deposits outstanding in the comparable periods was fueled by an additional $74.1 million of time deposits related to the Citizens Bank acquisition along with additional time deposits generated internally in order to fund higher loan growth. The increase in the average rate paid is due to competitive market conditions, the need to attract additional deposits to support asset growth, and the relocation or opening of branch sites in existing or new markets.

Interest expense on interest bearing demand deposits was relatively unchanged at $881 thousand for the third quarter of 2007. Interest expense on savings deposits increased $301 thousand or 29.3% and was due to the combination of a $42.8 million or 21.8% increase in volume and, to a lesser extent, a 13 basis point increase in the average rates paid to 2.2% from 2.1%.  The Citizens Bank acquisition contributed an additional $40.4 million in average savings deposits in the current three quarter.  Excluding the additional savings deposits attributed to the Citizens Bank acquisition, average savings deposits for the Company grew $2.4 million or 1.2%.

Interest expense on federal funds purchased and securities sold under agreements to repurchase declined $222 thousand or 18.3% due to a $17.0 million or 16.8% lower average balance outstanding partially due to lower correspondent banking activity.  Interest expense on other borrowed funds consists primarily of Federal Home Loan Bank (“FHLB”) borrowings and subordinated notes payable to unconsolidated trusts.  Interest expense on other borrowed funds was $1.4 million, an increase of $302 thousand or 27.4% and is due mainly to an increase in interest expense related to higher average borrowings outstanding. Interest expense on the Company’s subordinated notes payable increased $196 thousand or 42.1% due mainly to interest expense related to Farmers Capital Bank Trust III, which was established during the current quarter to facilitate the Company’s purchase of a portion of its outstanding shares through a modified Dutch Auction. In addition, interest expense on FHLB borrowing increased $106 thousand or 16.7% in the comparison due mainly to a $10.9 million or 20.2% increase in volume.

The net interest margin (TE) increased one basis point to 3.73% during the third quarter of 2007 compared to 3.72% in the same quarter of 2006.  The higher margin is attributed to a three basis point increase in the net interest spread between the rates earned on earning assets and the rates paid on interest bearing liabilities to 3.31% from 3.28% partially offset by a two basis point decline in the impact of noninterest bearing sources of funds.

The following tables present an analysis of net interest income for the quarterly periods ended September 30.

Distribution of Assets, Liabilities and Shareholders’ Equity:  Interest Rates and Interest Differential
Quarter Ended September 30,	2007			2006
(In thousands)	Average Balance	Interest[4]	Average Rate	Average Balance	Interest[4]	Average Rate
Earning Assets
Investment securities
Taxable	$220,135	$2,721	4.90%	$186,769	$2,005	4.26%
Nontaxable[1]	87,746	1,179	5.33	89,434	1,329	5.90
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	42,788	545	5.05	65,403	489	2.97
Loans[1,2,3]	1,264,490	24,622	7.73	1,038,458	19,547	7.47
Total earning assets	1,615,159	$29,067	7.14%	1,380,064	$23,370	6.72%
Allowance for loan losses	(11,239)			(10,602)
Total earning assets, net of allowance for loan losses	1,603,920			1,369,462
Nonearning Assets
Cash and due from banks	75,762			69,615
Premises and equipment, net	39,041			31,581
Other assets	123,845			86,669
Assets of discontinued operations				141,479
Total assets	$1,842,568			$1,698,806
Interest Bearing Liabilities
Deposits
Interest bearing demand	$249,231	$881	1.40%	$245,623	$883	1.43%
Savings	239,744	1,329	2.20	196,897	1,028	2.07
Time	757,294	9,268	4.86	576,626	6,222	4.28
Federal funds purchased and securities sold under agreements to repurchase	84,446	990	4.65	101,489	1,212	4.74
Other borrowed funds	105,494	1,404	5.28	83,901	1,102	5.21
Total interest bearing liabilities	1,436,209	$13,872	3.83%	1,204,536	$10,447	3.44%
Noninterest Bearing Liabilities
Commonwealth of Kentucky deposits	32,324			34,459
Other demand deposits	175,827			146,724
Other liabilities	23,240			13,461
Liabilities of discontinued operations				142,979
Total liabilities	1,667,600			1,542,159
Shareholders’ equity	174,968			156,647
Total liabilities and shareholders’ equity	$1,842,568			$1,698,806
Net interest income		15,195			12,923
TE basis adjustment		(573)			(535)
Net interest income		$14,622			$12,388
Net interest spread			3.31%			3.28%
Impact of noninterest bearing sources of funds			.42			.44
Net interest margin			3.73%			3.72%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
2Loan balances include principal balances on nonaccrual loans.
3Loan fees included in interest income amounted to $737 thousand and $338 thousand in 2007 and 2006, respectively.
4Exludes the interest income and interest expense of discontinued operations.

Analysis of Changes in Net Interest Income (tax equivalent basis)
(In thousands)	Variance	Variance Attributed to
Quarter Ended September 30,	2007/2006[1,3]	Volume	Rate

Interest Income
Taxable investment securities	$716	$389	$327
Nontaxable investment securities[2]	(150)	(25)	(125)
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	56	(881)	937
Loans[2]	5,075	4,375	700
Total interest income	5,697	3,858	1,839
Interest Expense
Interest bearing demand deposits	(2)	60	(62)
Savings deposits	301	234	67
Time deposits	3,046	2,126	920
Federal funds purchased and securities sold under agreements to repurchase	(222)	(200)	(22)
Other borrowed funds	302	287	15
Total interest expense	3,425	2,507	918
Net interest income	$2,272	1,351	$921
Percentage change	100.0%	59.5%	40.5%

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
3Exludes the interest income and interest expense of discontinued operations.

Noninterest Income

Noninterest income was $6.1 million during the three months ended September 30, 2007, an increase of $1.1 million or 22.0% compared to the same period a year earlier.  Noninterest income represents 17.7% of total revenue for the current period, a decrease of 33 basis points from 18.0% for the same period in 2006.

Service charges and fees on deposits were $3.0 million in the third quarter of 2007, an increase of $724 thousand or 31.2% in the quarterly comparison. The primary factor driving the increase in service charges and fees on deposits was a $357 thousand increase in account fees related to the Company’s allotment line of business, which is up during the current quarter as a result of the acquisition of the Military Allotment operations of PNC Bank in the first quarter of 2007. Overdraft charges were also up $296 thousand in the current quarter compared to a year ago and are attributed to additional fees of $277 thousand from the Citizens Bank acquisition. Allotment processing fees were $1.1 million, up $493 thousand or 79.4% boosted by the acquisition of the Military Allotment operation in the current year. Trust income was $516 thousand in the current quarter, an increase of $60 thousand or 13.2% and is due in part to both price and volume increases. Non-deposit service charges, commissions, and fees were up $35 thousand or 5.7% in the quarterly comparison led by higher fees earned from the sale of credit life insurance. Net gains on the sale of loans were $141 thousand, up $45 thousand in the comparison.

The Company experienced declines in the following noninterest income categories in the current quarter compared to a year earlier: data processing fees of $156 thousand or 35.5%, income from company-owned life insurance of $16 thousand or 5.0%, and net all other noninterest income of $81 thousand.

The decrease in data processing fees are attributed to the acquisition of Citizens Bank and the sale of KBC, both of which were customers of the Company’s data processing subsidiary. Data processing income from KBC was not eliminated in consolidation once classified as discontinued operations, effectively increasing data processing income during the third quarter of 2006 by $102 thousand. There was no data processing fees recognized from KBC during the third quarter of 2007 since it was sold during 2006. Additionally, Citizens Bank was a separate independent company until the Company purchased it during the fourth quarter of 2006. Approximately $50 thousand was included in data processing fees during the third quarter of 2006 that are not included in the current period since inter-company amounts are eliminated during consolidation.

Noninterest Expense

Total noninterest expenses were $14.4 million for the three months ended September 30, 2007, an increase of $1.5 million or 11.3% compared to $12.9 million for the same period in 2006.  The increase in noninterest expenses was spread across a broad range of line items. A significant factor contributing to the higher expenses relates to the Citizens Bank acquisition during fourth quarter of 2006. The largest increases in noninterest expenses are attributed to higher salaries and employee benefits of $756 thousand or 11.2%, amortization of intangible assets of $416 thousand or 96.3%, and increases in other expenses generally attributed to the acquisition of Citizens Bank and other continuing expansion efforts.

The increase in salaries and employee benefits resulted primarily from the net addition of 40 average full time equivalent employees, including 44 attributed to the Citizens Bank acquisition, and normal salary increases for existing employees. Salaries and related payroll taxes increased $724 thousand or 13.3%, with Citizens Bank accounting for $464 thousand of the increase and, to a lesser extent, additional personnel related to the Military Allotment acquisition during the current year. Benefit expenses, aided by lower employee health care claims in the Company’s self-funded health insurance plan, were up a modest $57 thousand or 4.4% in the comparison as the Citizens Bank acquisition added $91 thousand in the current period.

Intangible asset amortization was $416 thousand higher in the current quarter compared to the same quarter a year ago and is due to the increase in customer list and core deposit intangible assets resulting from the acquisitions of Citizens Bank and the Military Allotment operations of PNC Bank. The $189 thousand or 21.8% increase in net occupancy expense is attributed primarily to the Citizens Bank acquisition and other ongoing expansion efforts. Data processing and communication expenses decreased $67 thousand or 5.1% in the quarterly comparison. Up until the early part of the fourth quarter of 2006, Citizen Bank of Northern Kentucky (“Citizens Northern”) used the services of an unrelated third party vendor to meet its data processing needs. During the fourth quarter of 2006, Citizens Northern began to use the Company’s data processing subsidiary; as such, fees paid to the unrelated third party vendor during 2006 are recognized as an expense prior to the change in processing companies. Subsequent to the change, the fees paid to the Company’s data processing subsidiary have been eliminated in consolidation. All other noninterest expenses were up a net of $161 thousand or 4.6% across a wide range of line items is mainly attributed to the Citizens Bank acquisition.

Income Taxes

Income tax expense for the third quarter of 2007 was $1.6 million, an increase of $667 thousand or 69.0% compared to the same period a year earlier.  The effective federal income tax rate increased 547 basis points to 28.2% from 22.7% in the comparison. The higher effective tax rate is due to a combination of several factors as follows: the beginning of scheduled reductions in low income housing tax credits, an unusually large volume of stock options exercised before they were set to expire in the current period, and lower tax-free income.

Income From Discontinued Operations

Income from discontinued operations was zero for the current three-month period and $463 thousand or $.06 per share for the three-month period ended September 30, 2006. There were no discontinued operations in the current-year period presented since all discontinued operations were disposed of during the fourth quarter of 2006.

First Nine Months of 2007 Compared to First Nine Months of 2006

The Company reported income from continuing operations of $13.7 million for the nine months ended September 30, 2007, an increase of $2.5 million or 22.7% compared to $11.2 million reported for the nine months ended September 30, 2006.  Basic and diluted income per share from continuing operations was $1.75 for the current nine months, an increase of $.24 or 15.9% compared to $1.51 a year earlier.

Net income was $13.7 million for the nine months ended September 30, 2007, an increase of $1.2 million or 9.9% compared to $12.4 million reported for the nine months ended September 30, 2006.  Basic and diluted net income per share was $1.75 for the current nine months, an increase of $.07 or 4.2% compared to $1.68 a year earlier.

Although net income in dollar terms increased 9.9% in the nine-month comparison, per share net income increased by a lower amount of 4.2%.  The increase in net income on a per share basis is lower due mainly to the effect of an additional 464 thousand shares issued in connection with the October 1, 2006 acquisition of Citizens Bank. The number of shares outstanding was also impacted by the Company’s $17.9 million purchase of 559 thousand of its shares during the current quarter through a modified Dutch Auction tender offer and the issuance of 62 thousand shares during the first nine months of 2007 in connection with stock option exercises that were set to expire during the third quarter of 2007.

The operating results related to Citizens Bank, acquired on October 1, 2006, generally increased reported income and expense line items in the current three and nine-month periods compared to a year ago since there are no operating results attributed to Citizens Bank in the comparable periods of the prior year.  Net loans and deposits acquired from Citizens Bank on the date of purchase were $120 million and $139 million, respectively.

The increase in net income for the nine months ended September 30, 2007 was driven primarily by an increase in net interest income that was led by the Citizens Bank acquisition. Net interest income was $43.6 million in the current nine-month period ended September 30, 2007. This represents an increase of $6.6 million or 17.9% compared to the same period a year ago. The increase in net interest income is mainly due to higher loan interest of $16.3 million or 29.8%, partially offset by $11.5 million or 51.6% higher interest expense on deposits. The Citizens Bank acquisition accounted for $4.3 million of the increase in net interest income in the current nine-month period, including $7.2 million higher interest from loans partially offset by $3.9 million higher interest expense on deposits.

The provision for loans losses was $429 thousand in the current nine-month period, an increase of $257 thousand compared to $172 thousand recorded in the nine-month period a year ago. The Company’s nonperforming loans and net charge-offs have trended upward in the current quarter compared to the first and second quarters of 2007, although net charge-offs are still at relatively low levels. Nonperforming loans were $12.4 million at September 30, 2007 compared to $5.8 million, $3.3 million, and $4.3 million at June 30, 2007, March 31, 2007, and December 31, 2006, respectively. The $8.1 million increase in nonperforming loans at September 30, 2007 compared to the prior year-end is due almost entirely to higher nonaccrual loan balances of $8.0 million. Approximately $7.8 million of the net increase in nonaccrual loans since the prior year-end is confined to a relatively small number of mainly commercial credits, with one particular commercial credit secured by real estate contributing $4.8 million of the increase. No loss is expected on the large commercial credit.

The allowance for loan losses was $11.5 million at September 30, 2007. As a percentage of net loans outstanding, the allowance for loan losses was .91% at September 30, 2007 compared to .89% at June 30, 2007 and 1.0% at December 31, 2006. Annualized net charge-offs as a percentage of average net loans outstanding were .10% for the nine months ended September 30, 2007 compared to .095%, .074%, and .11% at June 30, 2007, March 31, 2007, and year-end 2006, respectively.

Noninterest income was $17.9 million in the current nine-month period, an increase of $2.8 million or 18.8% in the comparable period of a year earlier. The increase in noninterest income was driven by the previously mentioned Citizens Bank acquisition and the acquisition of the Military Allotment operation of PNC Bank, National Association that occurred during January, 2007. The Citizens Bank acquisition accounted for an additional $1.2 million of noninterest income during the current nine-month period; the Military Allotment acquisition accounted for an additional $2.6 million of noninterest income during the current nine-month period. The increase in fee income from these acquisitions offset revenue declines experienced in other line items from previously existing operations.

Noninterest expenses increased $5.2 million or 13.6% for the current nine-month period compared to the same period a year earlier. The increase in noninterest expenses is due mainly to higher personnel costs and intangible amortization. Salaries and employee benefits were up $2.4 million or 12.0% in the nine-month comparison, as the average number of full time equivalent employees rose to 585 from 536 in the comparison. Amortization of intangibles increased $1.2 million or 89.7% in the nine-month comparison and is attributed to the additional customer list and core deposit intangible assets resulting from the Citizens Bank and Military Allotment acquisitions. Combined other noninterest expenses had a net increase of $1.5 million or 9.5% in the nine-month comparison and occurred across a broad range of categories.  These increases are generally attributed to the Company’s recent acquisitions. The effective income tax rate increased to 24.1% for the current nine-month period compared to 20.3% a year earlier.

ROA was .99% for the current nine-month period ended September 30, 2007, an increase of 2 basis points compared to .97% reported for the same period of 2006.  The most significant factor contributing to the higher ROA is the ratio of noninterest expense to average assets, which was 3.12% in the current period compared to 3.28% in the nine-month period a year ago. The lower ratio in the current nine-month period positively impacted ROA by 16 basis points in the comparison and offset the negative impact from a lower net interest margin and income taxes of 6 basis points each.

ROE was 10.26% for the current nine months of 2007, an increase of 65 basis points compared to 9.61% for the same period of 2006.  The increase in ROE is attributed to a combination of the slightly higher ROA and a 40 basis point increase in financial leverage to 10.4% from 10.0%.  Financial leverage represents the degree in which borrowed funds, as opposed to equity, are used in the funding of assets.

Income from discontinued operations was $1.3 million or $.17 per share for the nine-month period ended September 30 of the prior year. There were no discontinued operations in the current-year periods presented since all discontinued operations were disposed of during the fourth quarter of 2006.

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

The Company’s tax equivalent yield on earning assets for the current nine months was 7.1%, an increase of 50 basis points from 6.6% in the same period a year ago.  The cost of funds for the current nine months was 3.8%, an increase of 60 basis points compared to 3.2% in the same period a year earlier.  A goal of the Company in the current interest rate environment is to increase earning assets while maintaining the current relatively low interest rates paid on interest bearing liabilities.  The Company strives to accomplish this goal while providing excellent service, offering competitive rates to its customers, and maintaining its core deposit base.  Although the Fed lowered its short-term targeted federal funds rate by 50 basis points near the end of the current nine-month period, maintaining a relatively low cost of funds remains difficult due to the current economic environment and competitive market forces.  Average earning assets were $1.6 billion for the current nine months, an increase of $264 million or 19.4% compared to $1.4 billion a year ago. As a percentage of total average assets, earning assets were 88.0% for the nine-month period ended September 30, 2007 compared to 88.1% from a year earlier.

Interest income results from interest earned on earning assets, which primarily include loans and investment securities. Interest income is affected by the volume (average balance), composition of earning assets, and the related rates earned on those assets. Total interest income for the first nine months of 2007 was $84.4 million, an increase of $19.0 million or 29.1% compared to the same period in the previous year. The growth in interest income was mainly attributed to higher interest income on loans of $16.3 million or 29.8%.  Interest income on loans increased as a result of higher average loan balances outstanding resulting from the Citizens Bank acquisition, higher internally generated loan growth, and a 40 basis point increase in the average rate earned on loans.  The Citizens Bank acquisition accounted for $7.2 million of the increase in interest income on loans.

Interest and fees on loans was $71.2 million, an increase of $16.3 million or 29.8% compared to a year earlier.  Average loans increased $234 million or 23.3% to $1.2 billion in the comparison due mainly to a $122 million higher average balance outstanding from the acquisition of Citizens Bank and higher loan demand.  Interest income on loans was also helped by a 40 basis point increase in the tax equivalent yield to 7.7% from 7.3% in the year-to-date comparison. Interest on taxable securities was $8.2 million, an increase of $1.7 million or 25.7% due to a 72 basis point increase in the average rate earned to 4.9% along with a $15.3 million or 7.3% increase in average balances outstanding.  Interest on nontaxable securities declined $231 thousand or 8.4% to $2.5 million due mainly to a 40 basis point decline in the average rate earned combined with a $2.7 million decline in the average balance. Interest on short-term investments, including time deposits in other banks, federal funds sold, and securities purchased under agreements to resell, increased $1.2 million or 101% to $2.5 million due mainly to a 163 basis point increase in the average rate earned to 4.9% from 3.2%. A $17.3 million or 33.8% increase in the average balance outstanding also contributed to the increase in interest earned. The increase in the average rate earned on short-term investments is mainly attributed to higher federal funds sold and securities purchased under agreements to resell, which are temporary investments generally having interest rates that fluctuate more closely with overall short-term market interest rates and have increased in the period to period comparison.

Interest expense results from incurring interest on interest bearing liabilities, which primarily include interest bearing deposits, federal funds purchased and securities sold under agreements to repurchase, and other borrowed funds. Interest expense is affected by volume, composition of interest bearing liabilities, and the related rates paid on those liabilities. Total interest expense was $40.8 million for current nine months, an increase of $12.4 million or 43.6% from the same period in the prior year.  Interest expense increased mainly as a result of higher interest expense on deposits of $11.5 million or 51.6% and was mainly driven by additional volume of $226 million or 22.2%. Interest expense on deposits increased as a result of higher deposit balances outstanding from the Citizens Bank acquisition, higher deposits generated internally, and higher rates paid on interest bearing deposits throughout the entire deposit portfolio.  The Citizens Bank acquisition accounted for an additional $119 million in average interest bearing deposits outstanding. The Company’s cost of funds was 3.8% for the first nine months of 2007, an increase of 60 basis points from 3.2% for the same period of the prior year.  The percentage increase in cost of funds was led by an 84 basis point increase in time deposits.

Interest expense on time deposits, the largest component of total interest expense, increased $10.3 million or 62.3% to $26.7 million. The increase is due to both a $188 million or 34.0% increase in volume combined with an 84 basis point increase in the average rate paid to 4.8% from 4.0%.  The increase in average time deposits outstanding in the comparable periods was boosted by an additional $71.0 million of time deposits related to the Citizens Bank acquisition along with additional time deposits generated internally in order to fund additional loan growth. The increase in the average rate paid is due to competitive market conditions, the need to attract additional deposits to support asset growth, and the relocation or opening of branch sites in existing or new markets.

Interest expense on interest bearing demand deposits in the first nine months of 2007 was $2.8 million, up $104 thousand or 3.8% compared to $2.7 million a year ago. The increase was driven by a 6 basis point increase in the average rate paid, which offset a slight decline in volume of $881 thousand or .3%. Interest expense on savings deposits was $4.1 million, an increase of $1.1 million or 36.6% from $3.0 million a year earlier. The higher interest expense on savings deposits is due to increases in both volume and rate. The average volume was up $38.3 million or 18.7% to $244 million while the rate was up 30 basis points to 2.3%. Average volume of savings deposits were up due to the Citizens Bank acquisition, which added $40.1 million in average savings deposits in the current nine-month period.  Excluding the additional savings deposits attributed to the Citizens Bank acquisition, average savings deposits for the Company declined $1.8 million or .9%.

Interest expense on federal funds purchased and securities sold under agreements to repurchase increased $86 thousand or 2.7% due to a $4.2 million or 4.7% increase in the average balance outstanding. Interest expense on other borrowed funds consists primarily of FHLB borrowings and subordinated notes payable to unconsolidated trusts.  Interest expense on other borrowed funds was $3.9 million, an increase of $848 thousand or 28.1% and is due mainly to a $546 thousand or 32.0% increase in interest expense related to higher FHLB average borrowings outstanding. In addition, interest expense on the Company’s subordinated notes payable increased $274 thousand or 21.2% due mainly to interest expense related to Farmers Capital Bank Trust III, which was established during the current quarter to facilitate the Company’s purchase of a portion of its outstanding shares through a modified Dutch Auction.

The net interest margin (TE) decreased 6 basis points to 3.73% during the first nine months of 2007 compared to 3.79% for the same period of 2006.  The lower margin is attributed to a 10 basis point decrease to 3.29% from 3.39% in the net interest spread between the rates earned on earning assets and the rates paid on interest bearing liabilities partially offset by the impact of noninterest bearing sources of funds of four basis points.

The following tables present an analysis of net interest income for the nine months ended September 30.

Distribution of Assets, Liabilities and Shareholders’ Equity:  Interest Rates and Interest Differential
Nine Months Ended September 30,	2007			2006
(In thousands)	Average Balance	Interest[4]	Average Rate	Average Balance	Interest[4]	Average Rate
Earning Assets
Investment securities
Taxable	$226,292	$8,242	4.87%	$210,978	$6,556	4.15%
Nontaxable[1]	88,838	3,611	5.43	91,504	3,988	5.83
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	68,388	2,484	4.86	51,113	1,235	3.23
Loans[1,2,3]	1,240,029	71,810	7.74	1,005,865	55,202	7.34
Total earning assets	1,623,547	$86,147	7.09%	1,359,460	$66,981	6.59%
Allowance for loan losses	(11,511)			(10,930)
Total earning assets, net of allowance for loan losses	1,612,036			1,348,530
Nonearning Assets
Cash and due from banks	80,020			78,047
Premises and equipment, net	38,939			30,376
Other assets	113,833			86,136
Assets of discontinued operations				141,708
Total assets	$1,844,828			$1,684,797
Interest Bearing Liabilities
Deposits
Interest bearing demand	$258,164	$2,832	1.47%	$259,045	$2,728	1.41%
Savings	243,572	4,117	2.26	205,253	3,015	1.96
Time	742,674	26,734	4.81	554,419	16,476	3.97
Federal funds purchased and securities sold under agreements to repurchase	94,284	3,292	4.67	90,069	3,206	4.76
Other borrowed funds	98,504	3,865	5.25	80,085	3,017	5.04
Total interest bearing liabilities	1,437,198	$40,840	3.80%	1,188,871	$28,442	3.20%
Noninterest Bearing Liabilities
Commonwealth of Kentucky deposits	37,889			39,004
Other demand deposits	175,562			150,086
Other liabilities	15,859			8,593
Liabilities of discontinued operations				143,109
Total liabilities	1,666,508			1,529,663
Shareholders’ equity	178,320			155,134
Total liabilities and shareholders’ equity	$1,844,828			$1,684,797
Net interest income		45,307			38,539
TE basis adjustment		(1,740)			(1,593)
Net interest income		$43,567			$36,946
Net interest spread			3.29%			3.39%
Impact of noninterest bearing sources of funds			.44			.40
Net interest margin			3.73%			3.79%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
2Loan balances include principal balances on nonaccrual loans.
3Loan fees included in interest income amounted to $2.1 million and $1.5 million in 2007 and 2006, respectively.
4Excludes the interest income and interest expense of discontinued operations.

Analysis of Changes in Net Interest Income (tax equivalent basis)
(In thousands)	Variance	Variance Attributed to
Nine Months Ended September 30,	2007/2006[1,3]	Volume	Rate

Interest Income
Taxable investment securities	$1,686	$498	$1,188
Nontaxable investment securities[2]	(377)	(112)	(265)
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	1,249	501	748
Loans[2]	16,608	13,458	3,150
Total interest income	19,166	14,345	4,821
Interest Expense
Interest bearing demand deposits	104	(15)	119
Savings deposits	1,102	605	497
Time deposits	10,258	6,320	3,938
Federal funds purchased and securities sold under agreements to repurchase	86	177	(91)
Other borrowed funds	848	718	130
Total interest expense	12,398	7,805	4,593
Net interest income	$6,768	$6,540	$228
Percentage change	100.0%	96.6%	3.4%

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
3Excludes the interest income and interest expense of discontinued operations.

Noninterest Income

Noninterest income was $17.9 million during the nine months ended September 30, 2007, an increase of $2.8 million or 18.8% compared to the same period a year earlier.  Noninterest income represents 17.5% of total revenue for the current period, a decrease of 123 basis points from 18.7% for the same period in 2006.

Service charges and fees on deposits were $8.9 million in the first nine months of 2007, an increase of $2.3 million or 34.5% in the comparison. The primary factor driving the increase in service charges and fees on deposits was a $1.2 million increase in account fees related to the Company’s allotment line of business, which is up in the current nine months as a result of the acquisition of the Military Allotment operations of PNC Bank during the first quarter of 2007. Overdraft charges were also up $683 thousand in the nine-month period compared to a year ago and are attributed to additional fees of $825 thousand from the Citizens Bank acquisition, which offset declines from several of the Company’s previously existing banks. Allotment processing fees were $3.2 million, up $1.3 million or 65.5% that was positively impacted by the acquisition of the Military Allotment operation in the current year. Trust income was $1.5 million in the current period, an increase of $115 thousand or 8.4% and is due in part to both price and volume increases. There was no net gain or loss on the sale of securities in the current period compared to a net loss on the sale of securities of $195 thousand during the same period a year ago.

The Company experienced declines in the following noninterest income categories during the current nine months compared to a year earlier: non-deposit service charges, commissions, and fees of $59 thousand or 3.0%, data processing fees of $456 thousand or 34.5%, gains on sale of loans of $31 thousand or 6.7%, income from company-owned life insurance of $31 thousand or 3.1%, and net all other noninterest income of $476 thousand.

The decrease in data processing fees is attributed to the acquisition of Citizens Bank and the sale of KBC, both of which were customers of the Company’s data processing subsidiary. Data processing income from KBC was not eliminated in consolidation once classified as discontinued operations, effectively increasing data processing income during the previous year by $288 thousand. There was no data processing fees recognized from KBC during 2007 since it was sold during 2006. Additionally, Citizens Bank was a separate independent company until the Company purchased it during the fourth quarter of 2006. Approximately $150 thousand was included in data processing fees during the nine months ended September 30, 2006 that are not included in the current period since inter-company amounts are eliminated in consolidation.

Noninterest Expense

Total noninterest expenses were $43.0 million for the nine months ended September 30, 2007, an increase of $5.2 million or 13.6% compared to $37.8 million for the same period in 2006.  The increase in noninterest expenses occurred across a broad range of line items. The acquisition of Citizens Bank during the fourth quarter of 2006 is a significant factor contributing to the higher expenses. The largest increases in noninterest expenses are attributed to higher salaries and employee benefits of $2.4 million or 12.0%, amortization of intangible assets of $1.2 million or 89.7%, and increases in other expenses generally attributed to the acquisition of Citizens Bank.

The increase in salaries and employee benefits resulted primarily from the net addition of 50 average full time equivalent employees, 41 of which are attributed to the Citizens Bank acquisition, and normal salary increases for existing employees. Salaries and related payroll taxes increased $2.7 million or 16.8%, with Citizens Bank accounting for $1.4 million of the increase and, to a lesser extent, additional personnel related to the Military Allotment acquisition during the current year. Benefit expenses, helped by lower employee health care claims in the Company’s self-funded health insurance plan, declined $180 thousand or 4.3% in the year to date comparison. Noncash compensation expense related to the Company’s nonqualified stock option plan and employee stock purchase plan declined $59 thousand in the comparison due to lower expense recorded in the current period as all options have been fully vested.

Intangible asset amortization was $2.5 million; $1.2 million higher in the current nine-month period compared to the same period a year ago and is due to the increase in customer list and core deposit intangible assets resulting from the acquisitions of Citizens Bank and the Military Allotment operations of PNC Bank. The $515 thousand or 19.6% increase in net occupancy expense is attributed primarily to the Citizens Bank acquisition and continued expansion efforts. Data processing expenses decreased $225 thousand or 6.0% in the nine-month comparison. Up until the early part of the fourth quarter of 2006, Citizen Northern used the services of an unrelated third party vendor to meet its data processing needs. During the fourth quarter of 2006, Citizens Northern began to use the Company’s data processing subsidiary; as such, fees paid to the unrelated third party vendor during 2006 are recognized as an expense prior to the change in processing companies. Subsequent to the change, the fees paid to the Company’s data processing subsidiary have been eliminated in consolidation. All other noninterest expenses were up a net of $1.3 million or 12.7% and occurred across a wide range of line items and are mainly attributed to the Citizens Bank acquisition.

Income Taxes

Income tax expense for the nine months ended September 30, 2007 was $4.4 million, an increase of $1.5 million or 53.0% compared to the same period a year earlier.  The effective federal income tax rate was 24.1%, an increase of 381 basis points compared to 20.3% in the comparison. The higher effective tax rate is due to a combination of several factors as follows: the beginning of scheduled reductions in low income housing tax credits, an unusually large volume of stock options exercised before they were set to expire in the current period, and lower tax-free income.

Income From Discontinued Operations

Income from discontinued operations was zero in the nine-month period ended September 30, 2007 and $1.3 million or $.17 per share for the nine months ended September 30, 2006. There were no discontinued operations in the current-year period presented since all discontinued operations were disposed of during the fourth quarter of 2006.

FINANCIAL CONDITION

Total assets were $1.9 billion at September 30, 2007, an increase of $58.1 million or 3.2% from the prior year-end. The most significant changes in the Company’s assets from year-end were as follows: an increase in net loans of $68.4 million or 5.8%, an increase of $10.2 million or 19.4% in goodwill and other intangible assets, a decrease in investment securities of $21.3 million or 6.4%, and a decrease of $2.6 million or 1.7% in cash and cash equivalents. The changes within the asset groups correlate to the overall funding position of the Company and the purchase of the Military Allotment operation of PNC Bank during the current nine-month period.

The increase in net loans outstanding is representative of still-active loan demand and corresponds to the decrease in investment securities and the increase in other funding sources such as deposit liabilities, federal funds purchased and securities sold under repurchase agreements and other borrowed funds. Shareholders’ equity decreased $9.8 million or 5.5% since year-end 2006, mainly due to the $17.9 million purchase of Company shares through its modified Dutch Auction tender offer during the current quarter.

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

On an average basis, total assets were $1.8 billion for the first nine months of 2007, an increase of $111 million or 6.4% from year-end 2006 driven by an additional $130 million in connection with the Citizens Bank purchase during the fourth quarter of 2006.  Average earning assets, primarily loans and securities, were $1.6 billion for the nine months ended September 30, 2007, an increase of $206 million or 14.6% from year-end 2006.  Average earning assets represent 88.0% of total average assets on September 30, 2007, a decrease of 4 basis points compared to 88.4% at year-end 2006.

Loans

Loans, net of unearned income, were $1.3 billion at September 30, 2007, an increase of $67.9 million or 5.7% from year-end 2006 as loan demand remains active. The Company does not have direct exposure to the subprime mortgage market. The Company does not originate subprime mortgages nor has it invested in bonds that are secured by such mortgages. The composition of the loan portfolio is summarized in the table below.

	September 30, 2007		December 31, 2006
(Dollars in thousands)	Amount	%	Amount	%

Commercial, financial, and agriculture	$152,106	12.0%	$197,613	16.5%
Real estate - construction	231,030	18.3	176,779	14.7
Real estate mortgage - residential	406,287	32.1	381,081	31.8
Real estate mortgage farmland and other commercial enterprises	393,280	31.1	351,793	29.4
Installment	52,345	4.1	57,116	4.8
Lease financing	30,641	2.4	33,454	2.8
Total	$1,265,689	100.0%	$1,197,836	100.0%

On average, loans represented 76.4% of earning assets during the current nine-month period, an increase of 221 basis points compared to 74.2% for year-end 2006. As loan demand fluctuates, the available funds are reallocated between loans and temporary investments or investment securities, which typically involve a decrease in credit risk and lower yields.

Nonperforming Assets

Nonperforming assets for the Company include nonperforming loans, other real estate owned, and other foreclosed assets. Nonperforming loans consist of nonaccrual loans, restructured loans, and loans past due ninety days or more on which interest is still accruing.  Nonperforming assets totaled $15.9 million at September 30, 2007, an increase of $6.5 million or 68.7% from the prior year-end.  Nonperforming loans were $12.4 million at September 30, 2007, an $8.1 million increase compared to $4.3 million at year-end 2006.  The increase in nonperforming loans is mainly attributed to higher nonaccrual loans of $8.0 million. Approximately $7.8 million of the net increase in nonaccrual loans since the prior year-end is confined to a relatively small number of mainly commercial credits, with one particular commercial credit secured by real estate contributing $4.8 million to the increase. No loss is expected on the large commercial credit. Nonperforming loans represent 1.0% of loans net of unearned income at September 30, 2007, an increase of 62 basis points from .4% compared to year-end 2006.

Other real estate owned was $3.5 million at September 30, 2007.  This represents a decrease of $1.6 million or 31.2% compared to $5.0 million at year-end 2006.  The decline in other real estate balances is primarily attributed to the sale of previously foreclosed real estate of a commercial credit.

Allowance for Loan Losses

The allowance for loan losses was $11.5 million at September 30, 2007, a decrease of $538 thousand or 4.5% from the prior year-end amount of $12.0 million. The provision for loan losses increased $342 thousand and $257 thousand in the current three and nine-month comparisons, respectively. The Company’s nonperforming loans and net charge-offs are up in the current quarter compared to the first and second quarters of 2007, although still at relatively low levels. The Company does not have direct exposure to the subprime mortgage market since it does not originate subprime mortgage loans. Annualized net charge-offs as a percentage of average net loans outstanding were .10% for the nine months ended September 30, 2007 compared to .095%, .074%, and .11% at June 30, 2007, March 31, 2007, and year-end 2006, respectively. As a percentage of net loans outstanding, the allowance for loan losses was .91% as of September 30, 2007 compared to .89% at June 30, 2007 and 1.0% at December 31, 2006.

The allowance for loan losses as a percentage of nonperforming loans was 92.4%, 194% and 278% at September 30, 2007, June 30, 2007, and December 31, 2006, respectively.  The decline at the end of the current period compared to the prior year-end is attributed to an $8.0 million increase in nonaccrual loans, as discussed in the previous heading titled “Nonperforming Assets” above, combined with a $538 thousand lower allowance for loan losses.  Management continues to emphasize collection efforts and evaluation of risks within the loan portfolio.

Temporary Investments

Temporary investments consist of interest bearing deposits in other banks and federal funds sold and securities purchased under agreements to resell. The Company uses these funds in the management of liquidity and interest rate sensitivity. At September 30, 2007, temporary investments were $59.1 million, an increase of $17.9 million or 43.5% compared to $41.2 million at year-end 2006. Temporary investments averaged $68.4 million during the first nine months of 2007, an increase of $6.0 million or 9.6% from year-end 2006. The increase is a result of the Company’s overall net funding position. Temporary investments are reallocated as loan demand and other investment alternatives present the opportunity.

Investment Securities

The investment securities portfolio is comprised primarily of U.S. Government agency securities, mortgage-backed securities, and tax-exempt securities of states and political subdivisions. The Company does not have direct exposure to the subprime mortgage market. The Company does not originate subprime mortgages nor has it invested in bonds that are secured by such mortgages.

Total investment securities were $313 million on September 30, 2007, a decrease of $21.3 million or 6.4% from year-end 2006. The decrease in investment securities was mainly due to reinvesting the difference between proceeds received from sold or called investment securities and the purchase of investment securities into alternative assets such as loans or other temporary investments. Investment securities transaction during the period was the result of normal asset and liability management practices.

Investment securities averaged $315 million in total for the current nine months, an increase of $11.4 million or 3.7% compared to the year-end 2006 average balance. The Company had a net unrealized loss on available for sale investment securities of $698 thousand at September 30, 2007 compared to a net unrealized loss of $2.0 million at year-end 2006.  The $1.3 million improvement during the nine months ended September 30, 2007 is mainly attributed to a net increase in the market value on available for sale investment securities, particularly during the current quarter. The higher market value of available for sale investment securities is due primarily to the impact of changing economic conditions, including a decrease in Treasury yields in nearly every maturity range in the current period compared to December 31, 2006. As overall yields have decreased, the portfolio has increased in value.  Market values of fixed rate investments are inversely related to changes in market interest rates. Unrealized losses on investment securities have not been included in income since they are considered interest rate related and identified as temporary.

Company-owned Life Insurance

Company-owned life insurance was $33.9 million at September 30, 2007, an increase of $935 thousand or 2.8% from $32.9 million at year-end 2006. Income from company-owned life insurance was $972 thousand for the current nine months.  This represents a decrease of $31 thousand or 3.1% in comparison to the same nine-month period in 2006.  Income declined in the comparison due to lower crediting rates on the underlying investments.

Deposits

The Company’s primary source of funding for its lending and investment activities results from its customer deposits, which consist of noninterest and interest bearing demand, savings, and time deposits. On September 30, 2007 total deposits were $1.5 billion, an increase of $31.7 million or 2.2% from year-end 2006.  Interest bearing deposits were up $35.1 million or 2.9% to $1.2 billion, which was offset by a $3.4 million or 1.4% decline in noninterest bearing deposits to $240 million. The decrease in end of period noninterest bearing deposits was driven by lower balances from the Commonwealth of Kentucky of $9.2 million or 13.4%. Balances related to the Commonwealth can fluctuate significantly from day to day.

Average total deposits were $1.5 billion during the first nine months of 2007, an increase of $201 million or 16.0% compared to average year-end 2006 balances. Net increases in average deposits were consistent throughout much of the deposit portfolio as follows:  noninterest bearing demand of $17.5 million or 8.9%, savings accounts of $37.1 million or 17.4%, and time deposits of $156 million or 26.5%. Interest bearing demand deposits, on average, declined $2.3 million or .9%. The net increase in average total deposits outstanding is due in large part to the Citizens Bank acquisition during the fourth quarter of 2006. This acquisition contributed an additional $16.8 million and $112 million in average noninterest bearing and interest bearing deposits, respectively, during the first nine months of 2007 compared to the year-end 2006 average balances.

Borrowed Funds

Borrowed funds totaled $203 million at September 30, 2007, an increase of $38.0 million or 23.1% from $165 million at year-end 2006. The increase in borrowed funds is mainly attributed to a $23.2 million increase in subordinated notes payable to unconsolidated trusts, which are up sharply as a result of borrowing to fund the Company’s share buy-back during the current quarter. Short-term federal funds purchased and securities sold under agreements to repurchase and other borrowed funds were up $6.5 million or 9.5% and $8.3 million or 11.7%, respectively to support asset growth and the overall funding position of the Company. Total borrowed funds averaged $193 million, an increase of $15.8 million or 8.9% from $177 million at year-end 2006. The increase in average borrowed funds from year-end 2006 was led by a higher average of FHLB borrowings outstanding of $11.6 million or 21.0%.

LIQUIDITY

The Parent Company’s primary use of cash consists of dividend payments to its common shareholders, purchases of its common stock, corporate acquisitions, interest expense on borrowings, and other general operating purposes. Liquidity of the Parent Company depends primarily on the receipt of dividends from its subsidiary banks, cash balances maintained, and borrowings from nonaffiliated sources.  As of September 30, 2007 combined retained earnings of the subsidiary banks was $52.4 million, of which $19.2 million was available for the payment of dividends to the Parent Company without obtaining prior approval from bank regulatory agencies.  As a practical matter, payment of future dividends is also subject to the maintenance of other capital ratio requirements.  Management expects that in the aggregate, its subsidiary banks will continue to have the ability to pay dividends in order to provide funds to the Parent Company during the remainder of 2007 sufficient to meet its liquidity needs.  The Parent Company had cash balances of $9.2 million at September 30, 2007, a decrease of $1.9 million or 17.2% from $11.1 million at year-end 2006.  Significant cash flows during the current nine months ended September 30, 2007 for the Parent Company include the following: receipt of dividends from its subsidiary banks in the amount of $13.9 million; proceeds from trust preferred securities offering of $23.2 million; additional capital injection of $8.0 million into one of its bank subsidiaries to facilitate the acquisition of the Military Allotment operations of PNC Bank; payment of dividends to shareholders of $8.7 million; and the repurchase of the Company’s stock of $18.6 million.

The Company's objective as it relates to liquidity is to ensure that its subsidiary banks have funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability.  In order to maintain a proper level of liquidity, the subsidiary banks have several sources of funds available on a daily basis that can be used for liquidity purposes.  Those sources of funds include the subsidiary banks' core deposits, consisting of business and nonbusiness deposits, cash flow generated by repayment of principal and interest on loans and investment securities, FHLB and other borrowings, and federal funds purchased and securities sold under agreements to repurchase.  While maturities and scheduled amortization of loans and investment securities are generally a predictable source of funds, deposit outflows and mortgage prepayments are influenced significantly by general interest rates, economic conditions, and competition in the Company’s local markets.  As of September 30, 2007 the Company had approximately $199 million in additional borrowing capacity under various FHLB, federal funds, and other borrowing agreements.  However, there is no guarantee that these sources of funds will continue to be available to the Company, or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in the Company’s liquidity from these sources.

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

Liquid assets consist of cash, cash equivalents, and securities available for sale.  At September 30, 2007, such consolidated assets were $462 million, a decrease of $21.6 million or 4.5% from year-end 2006.  The decrease in liquid assets is mainly attributed to a $19.0 million decline of available for sale investment securities and is the result of the overall funding position of the Company, which changes as loan demand, deposit levels, and other sources and uses of funds fluctuate.

Net cash provided by continuing operating activities was $15.1 million in the first nine months of 2007, a decrease of $2.2 million or 12.9% compared to $17.3 million during the same nine-month period a year earlier.  Net cash used in continuing investing activities was $50.9 million and $65.7 million in the current and previous-year nine-month periods ended September 30, a decrease of $14.8 million or 22.6%. The most significant items included in the $14.8 million lower net cash outflows from continuing investing activities in the comparison are negative variances of $29.8 million related to investment securities activity, offset by $23.0 million related to lower loan activity in the comparable nine-month periods and the $21.8 million cash portion of the purchase of Citizens Northern that occurred during the first quarter of 2006 in which there is no comparable amount in the current period. Net cash provided by continuing financing activities was $33.2 million for the nine months ended September 30, 2007, a decrease of $31.2 million compared to $64.4 million for the same period a year earlier.  This decrease is related mainly to lower net inflows in the comparable periods from the following: $23.4 million related to deposit activity, $12.1 million from lower other borrowings, $17.9 million higher stock repurchase activity, partially offset by the additional $23.2 million borrowing related to the trust preferred securities offering during the third quarter of 2007.

Commitments to extend credit are considered in addressing the Company’s liquidity management.  The Company does not expect these commitments to significantly effect the liquidity position in future periods.

CAPITAL RESOURCES

Shareholders’ equity was $169 million on September 30, 2007, a decrease of $9.8 million or 5.5% from $178 million at December 31, 2006.  Retained earnings declined $5.7 million or 4.4% as a result of $13.7 million of net income partially offset by $7.6 million or $.99 per share in cash dividends declared and $11.7 million attributed to the Company’s purchase of its outstanding common stock. The total amount of reduction to shareholders’ equity was $18.6 million related to the shares repurchased during the current year. This includes $17.9 million paid for outstanding shares through the Company’s modified Dutch Auction self tender offer during the third quarter of 2007.

Other significant changes to shareholders’ equity include $1.5 million in proceeds from employees stock option exercises and an increase in accumulated other comprehensive income that increased equity by $1.0 million. The higher accumulated other comprehensive income is mainly attributed to a net increase in the market value on available for sale investment securities of $856 thousand, net of tax. The increase in the market value of available for sale investment securities is due primarily to the impact of changing economic conditions, including a decline in Treasury yields at September 30, 2007 compared to December 31, 2006. The decline in yields was evident in nearly all maturity ranges, with shorter-term rates experiencing the largest decreases. As overall yields have decreased, the portfolio has increased in value.  Market values of fixed rate investments are inversely related to changes in market interest rates. The remaining $192 thousand increase in accumulated other comprehensive income is attributed to the change in the funded status of the Company’s defined benefit postretirement health insurance plans.

During the third quarter of 2007, the Company reclassified it previous presentation of treasury stock to conform to its current presentation. These reclassifications, which include $43.1 million and $42.4 million in cumulative stock repurchased at June 30, 2007 and December 31, 2006, respectively, had no impact on net income or total shareholders’ equity as previously reported and is not material to the Company’s financial statements.

Consistent with the objective of operating a sound financial organization, the Company’s goal is to maintain capital ratios well above the regulatory minimum requirements.  The Company's capital ratios as of September 30, 2007, the regulatory minimums, and the regulatory standard for a well-capitalized institution are as follows.

	Farmers Capital	Regulatory
	Bank Corporation	Minimum
Tier 1 risk based	11.76%	4.00%
Total risk based	12.62%	8.00%
Leverage	8.81%	4.00%

As of September 30, 2007, all of the Company’s subsidiary banks were in excess of the well-capitalized regulatory ratio requirements as calculated under guidelines established by federal banking agencies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company uses a simulation model as a tool to monitor and evaluate interest rate risk exposure.  The model is designed to measure the sensitivity of net interest income and net income to changing interest rates over future time periods.  Forecasting net interest income and its sensitivity to changes in interest rates requires the Company to make assumptions about the volume and characteristics of many attributes, including assumptions relating to the replacement of maturing earning assets and liabilities.  Other assumptions include, but are not limited to, projected prepayments, projected new volume, and the predicted relationship between changes in market interest rates and changes in customer account balances.  These effects are combined with the Company’s estimate of the most likely rate environment to produce a forecast of net interest income and net income.  The forecasted results are then adjusted for the effect of a gradual increase and decrease in market interest rates on the Company’s net interest income and net income.  Because of the significant assumptions used, the model cannot precisely estimate net interest income, net income, or the effect of interest rate changes on net interest income and net income.  Actual results could differ significantly from simulated results.

At September 30, 2007, the model indicated that if rates were to gradually increase by 75 basis points during the remainder of the calendar year, then net interest income and net income would increase .23% and .51%, respectively for the year ending December 31, 2007.  The model indicated that if rates were to gradually decrease by 75 basis points over the same period, then net interest income and net income would decrease .07% and .15%, respectively.

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

As previously disclosed in the first quarter of 2007, the Company completed an internal review and evaluation of its processes in order to better ensure proper financial reporting of non-routine changes and complex changes. In connection with this review and evaluation, the Company has done the following:

•
Revised procedures related to internal control over financial reporting with respect to any complex or non-routine change (including changes in compensation policies) to require the Chief Financial Officer or other senior financial reporting employee to document in writing the results of their evaluation of potential accounting changes and financial reporting changes that would occur from such complex or non-routine change.

•
Implemented a monitoring system for the differences between drafts and final documentation relating to complex or non-routine changes to evaluate whether the accounting and financial reporting requirements have changed.

•	Increased communication by and among senior management and financial reporting employees and other third parties relevant to the disclosure process.

•
Retained procedures of ensuring that the Company’s Chief Financial Officer be made aware of and involved in any complex or non-routine contemplated change so that any potential tax, accounting and financial reporting issues may be evaluated.

•
Retained procedures of encouraging the Company’s Chief Financial Officer and other senior financial reporting employees to contact outside financial experts and consultants, if deemed advisable, to discuss potential tax, accounting and/or financial reporting issues regarding a complex or non-routine contemplated change.

As a result of taking the above actions, Management of the Company concluded that it has remediated the significant deficiency described in Item 9A of the Company’s Form 10-K for the year ended December 31, 2006.

There were no other significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the Chief Executive Officer and Chief Financial Officers evaluation, nor were there any significant deficiencies or material weaknesses in the controls which required corrective action.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

As of September 30, 2007, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted.  Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material effect upon the consolidated financial statements of the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares of common stock repurchased by the Company during the quarter ended September 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 to July 31, 2007				688,221
August 1, 2007 to August 31, 2007	559,006	$32.00	559,006	129,215
September 1, 2007 to September 30, 2007	1,244	29.48	1,244	127,971
Total	560,250	$31.99	560,250

On January 27, 2003, the Company’s Board of Directors authorized the purchase of up to 300,000 shares of the Company’s outstanding common stock.  No stated expiration date was established under this plan.

In July 2007, the Company announced a tender offer to purchase for cash up to 550 thousand shares of its outstanding common stock at a price not greater than $35.00 nor less than $31.00 per share through a process commonly known as a modified “Dutch Auction”. The Company had the right to purchase up to an additional 2% of the outstanding shares in accordance with applicable securities laws. Pursuant to the terms of the tender offer, the Company purchased 559,006 shares of its common stock, which represented 7.1% of the Company’s issued and outstanding shares on the date of purchase, at a purchase price of $32.00 per share.

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

Date:	November 2, 2007	/s/ G. Anthony Busseni
G. Anthony Busseni,
President and CEO
(Principal Executive Officer)

Date:	11-2-07	/s/ Doug Carpenter
C. Douglas Carpenter,
Senior Vice President, Secretary, and CFO
(Principal Financial and Accounting Officer)