Form 10-K
period 2007-12-31
FARMERS CAPITAL BANK CORP
filed 2008-03-13
CIK 713095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007
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

The aggregate market value of the registrant’s outstanding voting stock held by non-affiliates on June 29, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was $212 million based on the closing price per share of the registrant’s common stock reported on the NASDAQ.

As of March 10, 2008 there were 7,374,865 shares outstanding.

Documents incorporated by reference:

Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2008 Annual Meeting of Shareholders are incorporated by reference into Part III.

An index of exhibits filed with this Form 10-K can be found on page 82

FARMERS CAPITAL BANK CORPORATION
FORM 10-K

PART I

Item 1. Business

The disclosures set forth in this item are qualified by Item 1A (“Risk Factors”) and the section captioned “Forward-Looking Statements” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this report and other cautionary statements contain elsewhere in this report.

Organization
Farmers Capital Bank Corporation (the “Registrant” or the “Company”) is a financial holding company.  The Registrant was originally formed as a bank holding company under the Bank Holding Company Act of 1956, as amended, on October 28, 1982 under the laws of the Commonwealth of Kentucky.  During 2000, the Federal Reserve Board granted the Company financial holding company status (see discussion in Supervision and Regulation section of this report).  The Company’s subsidiaries provide a wide range of banking and bank-related services to customers throughout Central and Northern Kentucky.  The bank subsidiaries owned by the Company include Farmers Bank & Capital Trust Co. ("Farmers Bank"), Frankfort, Kentucky; United Bank & Trust Co. ("United Bank"), Versailles, Kentucky; The Lawrenceburg Bank and Trust Company ("Lawrenceburg Bank"), Harrodsburg, Kentucky (formerly Lawrenceburg National Bank); First Citizens Bank (“First Citizens”), Elizabethtown, Kentucky; Farmers Bank and Trust Company ("Farmers Georgetown”), Georgetown, Kentucky; Citizens Bank of Northern Kentucky, Inc. (“Citizens Northern”), Newport, Kentucky; and Citizens Bank of Jessamine County (“Citizens Jessamine”), Nicholasville, Kentucky (formerly Citizens National Bank of Jessamine County).

The Company also owns FCB Services, Inc., ("FCB Services"), a nonbank data processing subsidiary located in Frankfort, Kentucky; Kentucky General Life Insurance Company, Inc., (“Kentucky General Life”), an inactive nonbank insurance agency subsidiary located in Frankfort, Kentucky; Kentucky General Holdings, LLC, (“Kentucky General”), in Frankfort, Kentucky, which holds a 50% voting interest in KHL Holdings, LLC (KHL Holdings acquired a 100% interest in Kentucky Home Life Insurance Company effective January 1, 2005); FFKT Insurance Services, Inc., (“FFKT Insurance”), a captive property and casualty insurance company in Frankfort, Kentucky; and Farmers Capital Bank Trust I (“Trust I”), Farmers Capital Bank Trust II (“Trust II”), and Farmers Capital Bank Trust III (“Trust III”), which are unconsolidated trusts established to complete the private offering of trust preferred securities.

The Company provides a broad range of financial services to individuals, corporations, and others through its 36 banking locations in 23 communities throughout Central and Northern Kentucky.  These services primarily include the activities of lending and leasing, offering deposits, providing cash management services, safe deposit box rental, and trust activities.  Operations are managed and financial performance is evaluated at the subsidiary level.  The Company’s chief decision makers monitor the results of the various banking products and services of its subsidiaries. Accordingly, all of the Company’s operations are considered by management to be aggregated in one reportable operating segment of commercial and retail banking.  As of December 31, 2007, the Company had $2.1 billion in consolidated assets.

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

Tier	Entity
1	Farmers Capital Bank Corporation, Frankfort KY

2	United Bank & Trust Co., Versailles KY 100%
3	EV Properties, Inc., Versailles KY 100%

2	The Lawrenceburg Bank and Trust Company, Harrodsburg KY 100%

2	Farmers Bank & Capital Trust Co., Frankfort KY 100%
3	Farmers Bank Realty Co., Frankfort KY 100%
3	Leasing One Corporation, Frankfort KY 100%
3	EG Properties, Inc., Frankfort KY 100%
3	Austin Park Apartments, LTD, Frankfort KY 99%
3	Frankfort Apartments II, LTD, Frankfort KY 99.9%
3	Farmers Capital Insurance Corporation, Frankfort KY 100%
4	Farmers Fidelity Insurance Agency, LLP, Lexington KY 50%

2	Citizens Bank of Jessamine County, Nicholasville KY 100%

2	First Citizens Bank, Elizabethtown KY 100%

2	Farmers Bank and Trust Company, Georgetown KY 100%

2	Citizens Bank of Northern Kentucky, Inc., Newport, KY 100%

2	FCB Services, Inc., Frankfort KY 100%

2	Kentucky General Holdings, LLC, Frankfort, KY 100%
3	KHL Holdings, LLC, Frankfort KY 45% (equity), 50% (voting)
4	Kentucky Home Life Insurance Company, Frankfort KY 100%

2	FFKT Insurance Services, Inc., Frankfort, KY 100%

2	Farmers Capital Bank Trust I, Frankfort, KY 100%

2	Farmers Capital Bank Trust II, Frankfort, KY 100%

2	Farmers Capital Bank Trust III, Frankfort, KY 100%

2	Kentucky General Life Insurance Company, Frankfort KY (Inactive)

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

Farmers Bank is the largest bank chartered in Franklin County.  It conducts business in its principal office and four branches within Frankfort, the capital of Kentucky.  Franklin County is a diverse community, including government, commerce, finance, industry, medicine, education and agriculture.  The bank also serves many individuals and corporations throughout Central Kentucky.  On December 31, 2007, it had total consolidated assets of $561 million, including loans net of unearned income of $338 million.  On the same date, total deposits were $401 million and shareholders' equity totaled $33.2 million.

Farmers Bank had six active subsidiaries during 2007:  Farmers Bank Realty Co. ("Farmers Realty"), Leasing One Corporation ("Leasing One"), Farmers Capital Insurance Corporation (“Farmers Insurance”), EG Properties, Inc. (“EG Properties”), Austin Park Apartments, LTD (“Austin Park”), and Frankfort Apartments II, LTD (“Frankfort Apartments”).

Farmers Realty was incorporated in 1978 for the purpose of owning certain real estate used by the Company and Farmers Bank in the ordinary course of business.  Farmers Realty had total assets of $3.3 million on December 31, 2007.

Leasing One was incorporated in August 1993 to operate as a commercial equipment leasing company.  It is located in Frankfort and is currently licensed to conduct business in fourteen states.  At year-end 2007, it had total assets of $17.0 million, including leases net of unearned income of $16.6 million.

Farmers Insurance was organized in 1988 to engage in insurance activities permitted to the Company under federal and state law.  Farmers Bank capitalized this corporation in December 1998.   Farmers Insurance acts as an agent for Commonwealth Land Title Co.  At year-end 2007 it had total assets of $824 thousand.  Farmers Insurance holds a 50% interest in Farmers Fidelity Insurance Company, LLP (“Farmers Fidelity”).  The Creech & Stafford Insurance Agency, Inc., an otherwise unrelated party to the Company, also holds a 50% interest in Farmers Fidelity. Farmers Fidelity is a direct writer of property and casualty coverage, both individual and commercial.

In November 2002 Farmers Bank incorporated EG Properties.  EG Properties is involved in real estate management and liquidation for certain properties repossessed by Farmers Bank.  It had total assets of $3.5 million at December 31, 2007.

Farmers Bank is a limited partner in Austin Park and Frankfort Apartments, two low income housing tax credit partnerships located in Frankfort, Kentucky.  These investments provide for federal income tax credits to the Company.  Farmers Bank’s aggregate investment in these partnerships was $1.1 million at year-end 2007.

On February 15, 1985, the Company acquired United Bank, a state chartered bank originally organized in 1880.  It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers.  It conducts business in its principal office and two branches in Woodford County, Kentucky.  During 2003 United Bank incorporated EV Properties, Inc.  EV Properties is involved in real estate management and liquidation for certain properties repossessed by United Bank.  EV Properties had total assets of $384 thousand at year-end 2007.  Based on deposits, United Bank is the second largest bank chartered in Woodford County with total assets of $224 million and total deposits of $167 million at December 31, 2007.

On June 28, 1985, the Company acquired Lawrenceburg Bank, a state chartered bank originally organized in 1885.  It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers.  During 1998, it moved its charter and main office to Harrodsburg, Kentucky in Mercer County. In 2007, it changed from a National to a state chartered bank. Lawrenceburg Bank conducts business at its Harrodsburg site, two branches in Anderson County, Kentucky, and one branch in Boyle County, Kentucky.  Based on deposits, the Anderson County branches rank number one in size compared to all banks chartered in Anderson County.  Total assets were $212 million and total deposits were $168 million at December 31, 2007.

On March 31, 1986, the Company acquired First Citizens, a state chartered bank originally organized in 1964.  It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. It conducts business at its main office and three branches in Hardin County, Kentucky along with two branch offices in Bullitt County, Kentucky.  During 2003 First Citizens incorporated EH Properties, Inc.  This company was involved in real estate management and liquidation for certain properties repossessed by First Citizens.  EH Properties was dissolved in January, 2007.

On October 8, 2004, First Citizens acquired Financial National Electronic Transfer, Inc. (“FiNET”), a data processing company that specializes in the processing of federal benefit payments and military allotments and is headquartered in Radcliff, Kentucky.  Effective January 1, 2005 FiNET was merged into First Citizens. These services are now operated using the name of FirstNet.

On November 2, 2006, First Citizens announced the signing of a definitive agreement to acquire the military allotment operation of PNC Bank, National Association based in Elizabethtown, Kentucky. The operation specializes in the processing of data associated with military allotments and federal benefit payments. The transaction was completed on January 12, 2007 and merged into First Citizens and its FirstNet operations.

Based on deposits, First Citizens ranks third in size compared to all banks chartered in Hardin County.  Total assets were $257 million and total deposits were $203 million at December 31, 2007.

On June 30, 1986, the Company acquired Farmers Georgetown, a state chartered bank originally organized in 1850. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers.  During the fourth quarter of 2004 the Company merged its previously acquired Citizens Bank (Kentucky), Inc. (“Citizens Georgetown”) into Farmers Georgetown.  During 2006, Farmers Georgetown sold the Bath County, Kentucky branches that it acquired from Citizens Georgetown. Farmers Georgetown conducts business at its principal office and three branches in Scott County, Kentucky and two branches in Fayette County, Kentucky.

On July 16, 2002, Farmers Georgetown incorporated Community Development of Kentucky, Inc. (“CDK, Inc.”) in order to apply to be certified as a Community Development Entity for participation in the New Markets Tax Credit Program (“Program”) as provided by the Community Renewal Tax Relief Act of 2000.  The Program is designed to promote economic development in qualified low-income communities as defined by the tax regulations.  The Company decided not to participate in the Program and CDK, Inc. was dissolved during 2006.  In May 2004, Farmers Georgetown incorporated Pro Mortgage Partners, LLC (“Pro Mortgage”), a mortgage brokerage company established to offer a variety of fixed rate loan products.  Pro Mortgage was merged into Farmers Georgetown at year-end 2007.

Based on deposits, Farmers Georgetown is the largest bank chartered in Scott County with total assets of $350 million and total deposits of $223 million at December 31, 2007.

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

On December 6, 2005, the Company acquired Citizens Bancorp, Inc. (“Citizens Bancorp”) in Newport, Kentucky.  Citizens Bancorp was subsequently merged into Citizens Acquisition, a former bank holding company subsidiary of the Company. During January 2007, Citizens Acquisition was merged into the Company, leaving Citizens Northern as a direct subsidiary of the Company. Citizens Northern is a state chartered bank organized in 1993 and is engaged in a general banking business providing full service banking to individuals, businesses, and governmental customers.  It conducts business in its principal office in Newport and four branches in Campbell County, Kentucky, one branch in Boone County, Kentucky and two branches in Kenton County, Kentucky. Based on deposits, Citizens Northern ranks second in size compared to all banks chartered in Campbell County.  Total assets were $262 million and total deposits were $189 million at December 31, 2007. Citizens Financial Services, formerly an investment brokerage subsidiary of Citizens Acquisition, was dissolved during 2006.

On October 1, 2006, the Company acquired Citizens National Bancshares (“Citizens Bancshares”), the former one-bank holding company of Citizens Jessamine. Citizens Bancshares was subsequently merged into the Company, leaving Citizens Jessamine as a direct subsidiary of the Company. Citizens Jessamine, organized in 1996 as a national charter bank engaged in a general banking business providing full service banking to individuals, businesses, and governmental customers.  In 2007, it changed from a national to a state charter. It conducts business in its principal office and three branches in Jessamine County, Kentucky. Based on deposits, Citizens Jessamine ranks first in size compared to all banks chartered in Jessamine County. Total assets were $218 million and total deposits were $147 million at December 31, 2007.

FCB Services, organized in 1992, provides data processing services and support for the Company and its subsidiaries.  It is located in Frankfort, Kentucky. It also performs data processing services for nonaffiliated entities.  FCB Services had total assets of $4.1 million at December 31, 2007.

Kentucky General was incorporated in November 2004 and holds a 50% voting interest in KHL Holdings, LLC. Effective January 1, 2005 KHL Holdings, LLC purchased Kentucky Home Life Insurance Company (“KHL”). KHL writes credit life and health insurance in Kentucky. The remaining 50% voting interest in KHL Holdings, LLC is held by Hamburg Insurance, LLC, an otherwise unrelated company. Kentucky General had total assets of $2.1 million at December 31, 2007.

Kentucky General Life was incorporated on June 22, 2000 to engage in insurance activities permitted by federal and state law.  This corporation was inactive as of December 31, 2007.

Trust I, Trust II, and Trust III are each separate Delaware statutory business trusts sponsored by the Company.  The Company completed two private offerings of trust preferred securities during 2005 through Trust I and Trust II totaling $25.0 million. During 2007, the Company completed a private offering of trust preferred securities totaling $22.5 million. The Company owns all of the common securities of each of the Trusts. The Company does not consolidate the Trusts into its financial statements.

FFKT Insurance was incorporated during 2005. It is a captive property and casualty insurance company insuring primarily deductible exposures and uncovered liability related to properties of the Company. It had total assets of $3.5 million at December 31, 2007.

Lending
A significant part of the Company’s operating activities include originating loans, approximately 82% of which are secured by real estate at December 31, 2007.  Real estate lending primarily includes loans secured by non-owner and owner-occupied one-to-four family residential properties as well as commercial real estate mortgage loans to developers and owners of other commercial real estate.  Real estate lending primarily includes both variable and adjustable rate products.  Loan rates on variable rate loans generally adjust upward or downward immediately based on changes in the loan’s index, normally prime rate as published in the Wall Street Journal.  Rates on adjustable rate loans move upward or downward after an initial fixed term of normally one, three, or five years. Rate adjustments on adjustable rate loans are made annually after the initial fixed term expires and are indexed primarily to shorter-term Treasury indexes.  Generally, variable and adjustable rate loans contain provisions that cap the amount of interest rate increases over the life of the loan of up to 600 basis points and lifetime floors of 100 basis points. In addition to the lifetime caps and floors on rate adjustments, loans secured by residential real estate typically contain provisions that limit annual increases at a maximum of 100 basis points. There is typically no annual limit applied to loans secured by commercial real estate.

The Company also makes fixed rate commercial real estate loans to a lesser extent with repayment terms generally not exceeding 12 months.  The Company’s subsidiary banks make first and second residential mortgage loans secured by real estate not to exceed 90% loan to value without seeking third party guarantees.  Commercial real estate loans are made primarily to small and mid-sized businesses, secured by real estate not exceeding 80% loan to value.  Other commercial loans are asset based loans secured by equipment and lines of credit secured by receivables and include lending across a diverse range of business types.  Commercial lending and real estate construction lending, including commercial leasing, generally includes a higher degree of credit risk than other loans, such as residential mortgage loans.  Commercial loans, like other loans, are evaluated at the time of approval to determine the adequacy of repayment sources and collateral requirements.  Collateral requirements vary to some degree among borrowers and depend on the borrower’s financial strength, the terms and amount of the loan, and collateral available to secure the loan.  Credit risk results from the decreased ability or willingness to pay by a borrower.  Credit risk also results when a liquidation of collateral occurs and there is a shortfall in collateral value as compared to a loans outstanding balance.  For construction loans, inaccurate initial estimates of a project’s costs and the property’s completed value could weaken the Company’s position and lead to the property having a value that is insufficient to satisfy full payment of the amount of funds advanced for the property.  Secured and unsecured consumer loans generally are made for automobiles, boats, and other motor vehicles.  In most cases loans are restricted to the subsidiaries' general market area.

Supervision and Regulation
The Company and its subsidiaries are subject to comprehensive supervision and regulation that affect virtually all aspects of their operations. These laws and regulations are primarily intended to protect depositors and borrowers and, to a lesser extent, stockholders. Changes in applicable laws, regulations, or in the policies of banking and other government regulators may have a material adverse effect on our current or future business. The following summarizes certain of the more important aspects of the relevant statutory and regulatory provisions.

Supervisory Authorities
The Company is a financial holding company, registered with and regulated by the Federal Reserve Board (“FRB”). All seven of its subsidiary banks are Kentucky state-chartered banks. Four of the Company’s subsidiary banks are members of their regional Federal Reserve Bank. The Company and its subsidiary banks are subject to supervision, regulation and examination by the Federal Deposit Insurance Corporation (“FDIC”) and the Kentucky Office of Financial Institutions (“Kentucky Office”).  The regulatory authorities routinely examine the Company and its subsidiary banks to monitor their compliance with laws and regulations, financial condition, adequacy of capital and reserves, quality and documentation of loans, payment of dividends, adequacy of systems and controls, credit underwriting and asset liability management, and the establishment of branches. The Company and its subsidiary banks are required to file regular reports with the FRB, the FDIC and the Kentucky Office, as applicable.

Capital
The FRB, the FDIC, and the Kentucky Office require the Company and its subsidiary banks to meet certain ratios of capital to assets in order to conduct their activities. To be well-capitalized, the institutions must generally maintain a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 6% or greater, and a leverage ratio of 5% or better. For the purposes of these tests, Tier 1 Capital consists of common equity and related surplus, retained earnings, and a limited amount of qualifying preferred stock, less goodwill and certain core deposit intangibles. Tier 2 Capital consists of non-qualifying preferred stock, certain types of debt and a limited amount of other items. Total Capital is the sum of Tier 1 and Tier 2 Capital.

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

Deposit Insurance
All of the Company’s subsidiary banks are members of the FDIC, and their deposits are insured by the FDIC’s Deposit Insurance Fund up to the amount permitted by law. The Company’s subsidiary banks are thus subject to FDIC deposit insurance assessments. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. Under the Federal Deposit Insurance Reform Act of 2005, which became law in 2006, the Company received a one-time assessment credit of $1.2 million that can be applied against future premiums, subject to certain limitations. Based on the one-time assessment credit, the Company was not required to pay any deposit insurance premiums in 2006 and unused credits from 2006 limited the amount of deposit insurance premiums paid in 2007 to $55 thousand. During 2007, the Company paid $171 thousand in Financing Corporation (“FICO”) assessments related to outstanding FICO bonds to the FDIC as collection agent. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.

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

Dividends. The Parent Company’s principal source of cash flow, including cash flow to pay dividends to its shareholders, is the dividends that it receives from its subsidiary banks. Statutory and regulatory limitations apply to the subsidiary banks’ payments of dividends to the Parent Company as well as to the Parent Company’s payment of dividends to its shareholders. A depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. The federal banking agencies may prevent the payment of a dividend if they determine that the payment would be an unsafe and unsound banking practice. Moreover, the federal agencies have issued policy statements that provide that financial holding companies and insured banks should generally only pay dividends out of current operating earnings.

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

Employees
As of December 31, 2007, the Company and its subsidiaries had 578 full-time equivalent employees. Employees are provided with a variety of employee benefits. A salary savings plan, group life insurance, hospitalization, dental, and major medical insurance along with postretirement health insurance benefits are available to eligible personnel.  Employees are not represented by a union. Management and employee relations are good.

The Company maintains a Stock Option Plan (“Plan”) that grants certain eligible employees the option to purchase a limited number of the Company’s common stock. The Plan specifies the conditions and terms that the grantee must meet in order to exercise the options.

In 2004, the Company’s Board of Directors adopted an Employee Stock Purchase Plan (“ESPP”). The ESPP was subsequently approved by the Company’s shareholders and became effective July 1, 2004. Under the ESPP, in the discretion of the Board of Directors, employees of the Company and its subsidiaries can purchase Company common stock at a discounted price and without payment of brokerage costs or other fees and in the process benefit from the favorable tax treatment afforded such plans pursuant to Section 423 of the Internal Revenue Code.

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

The Company’s status as a holding company makes it dependent on dividends from its subsidiaries to meet its obligations
The Company is a financial holding company and conducts almost all of its operations through its subsidiaries. The Company does not have any significant assets other than cash, company-owned life insurance and the stock of its subsidiaries. Accordingly, the Company depends primarily on dividends from its subsidiaries to meet its obligations and obtain revenue. The Company’s right to participate in any distribution of earnings or assets of its subsidiaries is subject to the prior claims of creditors of such subsidiaries. Under federal and state law, the Company’s bank subsidiaries are limited in the amount of dividends they may pay to the Company without prior regulatory approval. Also, bank regulators have the authority to prohibit the subsidiary banks from paying dividends if the bank regulators determine the payment would be an unsafe and unsound banking practice.

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

Combining a newly acquired bank or other business entity with the Company’s network of banks may be more difficult, costly or time-consuming than we expect
The Company has generally operated newly acquired banks as independent bank subsidiaries within the network of the Company’s existing banking subsidiaries. Combining newly acquired banks or other entities within this network usually involves converting certain data processing functions from their current format, changing some of the policies and procedures in place, and other integration issues.  It is possible that integration processes could result in the loss of key employees or disruption of each company’s ongoing business or inconsistencies in standards, procedures and policies that would adversely affect the Company’s ability to maintain relationships with clients and employees or to achieve the anticipated benefits of a merger. If difficulties with the integration processes occur, we might not achieve the economic benefits we expect resulting from an acquisition. As with any merger of banking institutions, there also may be business disruptions that cause a newly acquired bank to lose customers or cause customers to take their deposits out of the bank and move their business to other financial institutions.

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

Unless otherwise indicated, the properties listed below are owned by the Company and its subsidiaries as of December 31, 2007.

Corporate Headquarters
202 – 208 W. Main Street, Frankfort, KY

Banking Offices
125 W. Main Street, Frankfort, KY
555 Versailles Road, Frankfort, KY
1401 Louisville Road, Frankfort, KY
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
157 Eastbrooke Court, Mt. Washington, KY
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
102 Bypass Plaza, Frankfort, KY

Leasing One Corporation & Farmers Capital Insurance Corporation
201 W. Main Street, Frankfort, KY

The Company considers its properties to be suitable and adequate based on its present needs.

Item 3. Legal Proceedings

As of December 31, 2007, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted.  Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material adverse effect upon the consolidated financial statements of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

At various times, the Company’s Board of Directors has authorized the purchase shares of the Company’s outstanding common stock.  No stated expiration dates have been established under any of the previous authorizations. There were no shares of common stock repurchased by the Company during the quarter ended December 31, 2007. The maximum number of shares that may still be purchased under previously announced repurchase plans is 128 thousand.

In July 2007, the Company announced a tender offer to purchase for cash up to 550 thousand shares of its outstanding common stock at a price not greater than $35.00 or less than $31.00 per share through a process commonly known as a modified “Dutch Auction”. The Company had the right to purchase up to an additional 2% of the outstanding shares in accordance with applicable securities laws. Pursuant to the terms of the tender offer, the Company purchased 559 thousand shares of its common stock, which represented 7.1% of the Company’s issued and outstanding shares on the date of purchase, at a purchase price of $32.00 per share.

Performance Graph
The following graph sets forth a comparison of the five-year cumulative total returns among the shares of Company Common Stock, the NASDAQ Composite Index ("broad market index") and Southeastern Banks under 1 Billion Market-Capitalization ("peer group index"). Cumulative shareholder return is computed by dividing the sum of the cumulative amount of dividends for the measurement period and the difference between the share price at the end and the beginning of the measurement period by the share price at the beginning of the measurement period. The broad market index includes over 3,000 domestic and international based common shares listed on The NASDAQ Stock Market. The peer group index consists of 45 banking companies in the Southeastern United States. The Company is among the 45 companies included in the peer group index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
12/02
12/03
12/04
12/05
12/06
12/07
Farmers Capital Bank Corporation
NASDAQ Composite
Southeastern Banks Under 1 Billion Market-Capitalization

* $100 invested on 12/31/02 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

	2002	2003	2004	2005	2006	2007
Farmers Capital Bank Corporation	$100.00	$106.31	$133.74	$103.81	$122.13	$101.02
NASDAQ Composite	100.00	149.75	164.64	168.60	187.83	205.22
Southeastern Banks Under 1 Billion Market Capitalization	100.00	138.82	162.94	164.43	192.13	142.34

Corporate Address
The headquarters of Farmers Capital Bank Corporation is located at:
202 West Main Street
Frankfort, Kentucky 40601

Direct correspondence to:
Farmers Capital Bank Corporation
P.O. Box 309
Frankfort, Kentucky 40602-0309
Phone: (502) 227-1668
www.farmerscapital.com

Annual Meeting
The annual meeting of shareholders of Farmers Capital Bank Corporation will be held Tuesday, May 13, 2008 at 11:00 a.m. at the main office of Farmers Bank & Capital Trust Co., Frankfort, Kentucky.

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

NASDAQ Market Makers
J.J.B. Hilliard, W.L. Lyons, Inc.	Morgan, Keegan and Company
(502) 588-8400	(800) 260-0280
(800) 444-1854

UBS Securities, LLC	Howe Barnes Investments, Inc.
(859) 269-6900	(800) 621-2364
(502) 589-4000

The Transfer Agent and Registrar for Farmers Capital Bank Corporation is American Stock Transfer & Trust Company.

American Stock Transfer & Trust Company
Shareholder Relations
59 Maiden Lane - Plaza Level
New York, NY 10038
PH: (800) 937-5449
Fax: (718) 236-2641
Email: Info@amstock.com
Website: www.amstock.com

Additional information is set forth under the captions “Shareholder Information” and “Stock Prices” on page 40 under Part II, Item 7 and Note 18 “Regulatory Matters”, in the notes to the Company's 2007 audited consolidated financial statements on pages 70 and 71 of this Form 10-K and is hereby incorporated by reference.

Item 6. Selected Financial Data

Selected Financial Highlights

December 31, (In thousands, except per share data)	2007	2006	[3]	2005	2004	2003
Results of Operations
Interest income	$114,257	$92,340		$65,651	$55,296	$52,218
Interest expense	56,039	41,432		24,409	16,729	17,565
Net interest income	58,218	50,908		41,242	38,567	34,653
Provision for loan losses	3,638	965		622	856	1,895
Noninterest income	24,157	20,459		19,867	17,164	17,179
Noninterest expense	58,823	53,377		42,164	38,812	34,555
Income from continuing operations	15,627	13,665		14,532	13,064	12,267
Income from discontinued operations[1]		7,707		1,240	328	696
Net income	15,627	21,372		15,772	13,392	12,963
Per Share Data
Basic:
Income from continuing operations	$2.03	$1.82		$2.13	$1.94	$1.82
Net income	2.03	2.85		2.31	1.99	1.93
Diluted:
Income from continuing operations	2.03	1.82		2.12	1.93	1.81
Net income	2.03	2.84		2.30	1.98	1.92
Cash dividends declared	1.32	1.43		1.32	1.32	1.29
Book value	22.82	22.43		20.87	19.38	18.83
Selected Ratios
Percentage of income from continuing operations to:
Average shareholders’ equity (ROE)	8.88%	8.49%		10.81%	10.21%	9.83%
Average total assets[2] (ROA)	.83	.85		1.10	1.07	1.07
Percentage of dividends declared to income from continuing operations	64.52	78.89		61.67	68.10	70.70
Percentage of average shareholders’ equity to average total assets[2]	9.33	10.04		10.19	10.45	10.88
Total shareholders’ equity	$168,491	$177,063		$154,236	$131,450	$126,471
Total assets	2,068,247	1,825,108		1,673,943	1,399,896	1,324,341
Long-term debt	316,309	87,992		75,291	51,265	53,932
Weighted Average Shares Outstanding
Basic	7,706	7,511		6,831	6,737	6,727
Diluted	7,706	7,526		6,864	6,780	6,770

1Includes gain on disposals of $6,417 during 2006.
2Excludes assets of discontinued operations.
3Certain balance sheet amounts and related ratios have been revised for 2006. Please refer to Note 1 in the notes to the Company’s audited consolidated financial statements contained in this Form 10-K.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following pages present management’s discussion and analysis of the consolidated financial condition and results of operations of Farmers Capital Bank Corporation (the “Company”), a financial holding company, and its bank and nonbank subsidiaries. Bank subsidiaries include Farmers Bank & Capital Trust Co. (“Farmers Bank”) in Frankfort, KY and its significant wholly-owned subsidiaries Leasing One Corporation (“Leasing One”) and Farmers Capital Insurance Corporation (“Farmers Insurance”). Leasing One is a commercial leasing company in Frankfort, KY and Farmers Insurance is an insurance agency in Frankfort, KY; Farmers Bank and Trust Company in Georgetown, KY (“Farmers Georgetown”) and its formerly wholly-owned subsidiary Pro Mortgage Partners, LLC (“Pro Mortgage”), a mortgage brokerage company that was merged into Farmers Georgetown at year-end 2007; First Citizens Bank in Elizabethtown, KY (“First Citizens”); United Bank & Trust Co. in Versailles, KY; The Lawrenceburg Bank and Trust Company in Harrodsburg, KY; Kentucky Banking Centers, Inc. in Glasgow, KY (“KBC”), which was sold during 2006; Citizens Bank of Northern Kentucky, Inc. in Newport, KY (“Citizens Northern”); and Citizens Bank of Jessamine County in Nicholasville, KY (“Citizens Jessamine”) acquired on October 1, 2006. The Company has three active nonbank subsidiaries, FCB Services, Inc. (“FCB Services”), Kentucky General Holdings, LLC (“Kentucky General”), and FFKT Insurance Services, Inc. (“FFKT Insurance”). FCB Services is a data processing subsidiary located in Frankfort, KY, which provides services to the Company’s banks as well as unaffiliated entities. Kentucky General holds a 50% voting interest in KHL Holdings, LLC, which is the parent company of Kentucky Home Life Insurance Company. FFKT Insurance is a captive property and casualty insurance company insuring primarily deductible exposures and uncovered liability related to properties of the Company. In addition, the Company has three subsidiaries organized as Delaware statutory trusts that are not consolidated into its financial statements. These trusts were formed for the purpose of issuing trust preferred securities. For a complete list of the Company’s subsidiaries, please refer to the discussion under the heading “Organization” included in Part 1, Item 1 of this Form 10-K. The following discussion should be read in conjunction with the audited consolidated financial statements and related Notes that follow.

Forward-Looking Statements
This report contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties.  In general, forward-looking statements relate to a discussion of future financial results or projections, future economic performance, future operational plans and objectives, and statements regarding the underlying assumptions of such statements.  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company and its subsidiaries operate) and lower interest margins; competition for the Company’s customers from other providers of financial services; deposit outflows or reduced demand for financial services and loan products; government legislation, regulation, and changes in monetary and fiscal policies (which changes from time to time and over which the Company has no control); changes in interest rates; changes in prepayment speeds; inflation; material unforeseen changes in the liquidity, results of operations, or financial condition of the Company’s customers; changes in the level of non-performing assets and charge-offs; changes in the number of common shares outstanding; the capability of the Company to successfully enter into a definitive agreement for and close anticipated transactions; the possibility that acquired entities may not perform as well as expected; unexpected claims or litigation against the Company; technological or operational difficulties; the impact of new accounting pronouncements and changes in policies and practices that may be adopted by regulatory agencies; acts of war or terrorism; and other risks or uncertainties detailed in the Company’s filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.  The Company expressly disclaims any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in the Company’s opinions or expectations.

Discontinued Operations
In June 2006, the Company announced that it had entered into a definitive agreement to sell KBC, its former wholly-owned subsidiary based in Glasgow, Kentucky.  In addition, Farmers Georgetown entered into a definitive agreement during August 2006 to sell its Owingsville and Sharpsburg branches in Bath County (the “Branches”).  These sales were completed during the fourth quarter of 2006. All prior period results included herein have been reclassified to conform to the current presentation which displays the operating results of KBC and the Branches as discontinued operations. These reclassifications had no effect on net income or shareholders’ equity. Unless otherwise noted, this Management’s Discussion and Analysis of Financial Condition and Results of Operations relate only to the Company’s continuing operations.

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

The most significant accounting policies followed by the Company are presented in Note 1 of the Company’s 2007 audited consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this management’s discussion and analysis of financial condition and results of operations, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and accounting for business acquisitions to be the accounting areas that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

The allowance for loan losses represents credit losses specifically identified in the loan portfolio, as well as management's estimate of probable credit losses in the loan portfolio at the balance sheet date. Determining the amount of the allowance for loan losses and the related provision for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset group on the consolidated balance sheets. Additional information related to the allowance for loan losses that describes the methodology and risk factors can be found under the captions “Asset Quality” and “Nonperforming Assets” in this management’s discussion and analysis of financial condition and results of operation, as well as Notes 1 and 5 of the Company’s 2007 audited consolidated financial statements.

The Company accounts for business acquisitions as purchases in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, whereby the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value. The excess of the purchase price over estimated fair value of the net identifiable assets is allocated to goodwill. The Company engages third-party appraisal firms to assist in determining the fair values of certain assets acquired and liabilities assumed. Determining fair value of assets and liabilities requires many assumptions and estimates. These estimates and assumptions are sometimes refined subsequent to the initial recording of the transaction with adjustments to goodwill as information is gathered and final appraisals are completed. The changes in these estimates could impact the amount of tangible and intangible assets (including goodwill) and liabilities ultimately recorded on the Company’s balance sheet as a result of an acquisition, and could impact the Company’s operating results subsequent to such acquisition. The Company believes that its estimates have been materially accurate in the past.

EXECUTIVE LEVEL OVERVIEW

The Company offers a variety of financial products and services at its 36 banking locations in 23 communities throughout Central and Northern Kentucky. The most significant products and services include consumer and commercial lending and leasing, receiving deposits, providing trust services, and offering other traditional banking products and services. The primary goals of the Company are to continually improve profitability and shareholder value, maintain a strong capital position, provide excellent service to our customers through our community banking structure, and to provide a challenging and rewarding work environment for our employees.

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

In assessing the Company’s financial performance in this report, the following items of note should be considered:

•
During 2007, the general trend of the interest rate environment has been sharply lower, particularly with short-term rates. In the final half of 2007, the Federal Reserve Board (“Fed”) lowered the short-term federal funds rate by a total of 100 basis points and at year-end 2007 the rate was 4.25%. The prime interest rate, which significantly impacts the Company’s loan portfolio and certain deposits, declined in a similar manner.  Yields on U.S. Treasury obligations, which impact the value of bond investments and certain funding sources, have declined throughout all maturity periods in the year-end comparison. On shorter term obligations, the yield on the one-year Treasury bill is down 166 basis points at year-end 2007 compared to a year earlier. For intermediate term maturities, the three, five, and ten year notes have fallen 167, 125, and 67 basis points in yield, respectively. The yield on the 20-year bond is down 41 basis points and the 30-year bond is down 36 basis points. The effect of lower market rates did have a negative impact on the Company’s net interest spread and margin during 2007; however, the Company has yet to absorb the full impact due to the timing of market interest rate changes and the repricing characteristics of the Company’s interest sensitive assets and liabilities. The Company expects further margin compression during 2008.

Action by the Fed to lower rates during 2007 coincides with a decline in many economic data, particularly as it relates to the housing market, and the resulting general tightening of credit conditions in the broader economy. In January 2008, the Fed took further action by lowering the federal funds rate by an additional 125 basis points, including 75 basis points in advance of its normally scheduled meeting of the Federal Open Market Committee. This action was taken a result of the heightened concerns over a weakening economic outlook and increasing downside risk to growth, as broader financial market conditions have deteriorated and credit has tightened for many businesses and households. Additionally, market data currently indicates a deepening of the housing contraction as well as some softening in labor markets.

•
The Company had a sharp increase in the provision for loan losses in the fourth quarter of 2007, which is reflective of higher levels of nonperforming loans, primarily nonaccrual loans. Nonperforming loans were $21.1 million at December 31, 2007 compared to $12.4 million and $4.3 million at September 30, 2007 and December 31, 2006, respectively. A significant amount of the increase in nonperforming loans during the fourth quarter of 2007 compared to the third quarter of 2007 and the prior year-end is limited to a relatively small number of larger-balance credits. Although the Company believes that loan demand and credit quality overall remains healthy, the real estate development segment of the Company’s portfolio began to show deteriorating conditions, including a slowdown in demand, in certain parts of its banking market in the fourth quarter of 2007.

•
During the fourth quarter of 2007, the Company entered into a balance sheet leverage transaction to enhance earnings. The Company borrowed approximately $200 million in multiple fixed rate repurchase agreements and used the proceeds to purchase a like amount of fixed rate Government National Mortgage Association (“GNMA”) bonds. The leverage transaction added $423 thousand to net interest income during the fourth quarter of 2007.

•
During the third quarter of 2007 the Company purchased 559 thousand shares of its outstanding common stock at a price of $17.9 million or $32.00 per share through a process commonly known as a modified “Dutch Auction”.  The number of shares purchased represented 7.1% of the shares issued and outstanding on the date of purchase.

As part of the repurchase program, the Company issued trust preferred securities to finance the cost of the shares purchased. Capital from the proceeds of trust preferred securities is included in the Company’s regulatory capital base, subject to certain limitations, and allows the Company to maintain its historically strong, “well-capitalized” regulatory rating. Excess funds raised from the trust preferred securities transaction that remained available following the tender offer were used for general corporate purposes.

•
In January 2007, First Citizens completed its transaction to acquire the Military Allotment operation of PNC Bank, National Association in a cash transaction. First Citizens acquired intangible assets in the form of a customer list and goodwill. It also recorded a core deposit intangible in connection with receiving approximately $10.8 million in deposits from PNC in the transaction. First Citizens merged the acquired Military Allotment operation into its existing allotment operations, which specializes in the processing of federal benefit payments and military allotments. The purchase added $3.3 million in noninterest income for the year and $887 thousand in amortization expense related to the intangible assets acquired.

•
During the fourth quarter of 2006 the Company sold KBC and the Bath County branches of its Farmers Georgetown bank subsidiary. The Company recorded a pretax gain on these sales of $9.8 million. The impact from these sales, which has been classified as discontinued operations, was a decrease in net loans and deposits of $88.6 million and $146 million, respectively.

RESULTS OF OPERATIONS

Income from continuing operations was $15.6 million for the twelve months ended December 31, 2007, an increase of $2.0 million or 14.4% compared to $13.7 million reported for the twelve months ended December 31, 2006.  Basic and diluted income per share from continuing operations was $2.03 for the current twelve months, an increase of $.21 or 11.5% compared to $1.82 a year earlier.

Net income was $15.6 million for the twelve months ended December 31, 2007, a decrease of $5.7 million or 26.9% compared to $21.4 million reported for the same period in 2006. Basic and diluted net income per share was $2.03 for the current twelve months, a decrease of $.82 or 28.8% (basic) and $.81 or 28.5% (diluted) as compared to $2.85 and $2.84, respectively, a year earlier.

In June 2006, the Company announced that it had entered into a definitive agreement to sell its former wholly-owned subsidiary, KBC.  During the third quarter of 2006, the Company also committed to a plan of sale of the Bath County branches of its wholly-owned subsidiary Farmers Georgetown.  Both sales closed during the fourth quarter of 2006.

Net interest income, the most significant component of the Company’s earnings, grew $7.3 million or 14.4% in 2007 compared to a year earlier. The Citizens Jessamine acquisition that occurred during the fourth quarter of 2006 was a key driver of the current-year increase in net interest income.

The decrease in net income in the current year was driven primarily by the impact of prior-year discontinued operations and higher provisions for loan losses in the current year. Income from discontinued operations was $7.7 million in the prior year, including a net gain on disposals of $6.4 million recorded in the fourth quarter of 2006. There was no comparable amount during 2007 since the discontinued operations were disposed of in 2006. The provision for loan losses was $3.6 million in 2007, an increase of $2.7 million compared to 2006.

A sharp increase in the provision for loan losses occurred in the fourth quarter of 2007 and is reflective of higher levels of nonperforming loans, primarily nonaccrual loans. Nonperforming loans were $21.1 million at December 31, 2007 compared to $12.4 million and $4.3 million at September 30, 2007 and December 31, 2006, respectively. A significant amount of the increase in nonperforming loans in the fourth quarter of 2007 compared to the third quarter of 2007 and the prior year-end is limited to a relatively small number of larger-balance credits. The $8.7 million increase in nonperforming loans at December 31, 2007 compared to September 30, 2007 is attributed almost entirely to two larger-balance nonaccrual real estate development credits. In the annual comparison, $15.9 million of the $16.7 million increase in nonperforming loans was driven by seven individual larger-balance nonaccrual credits, substantially all of which is secured by real estate. Although the Company believes that loan demand and credit quality overall remains healthy, the real estate development segment of the Company’s portfolio began to show deteriorating conditions, including a slowdown in demand, in certain parts of its banking market in the fourth quarter.

The allowance for loan losses was $14.2 million at December 31, 2007. As a percentage of net loans outstanding, the allowance for loan losses was 1.10% at year-end 2007 compared to .91% at September 30, 2007 and 1.00% at December 31, 2006. Net charge-offs for 2007 were $1.4 million, up $320 thousand or 29.1%; however, they remain near recent historical lows for the Company. Net charge-offs as a percentage of average net loans outstanding were .11% for the year ended December 31, 2007 compared to .10% at year-end 2006.

Noninterest income was $24.2 million in 2007, an increase of $3.7 million or 18.1% compared to a year earlier. The acquisition of Citizens Jessamine accounted for an additional $1.1 million due to the timing of the transaction since there was only three months of operations included in the prior year. Similarly, the acquisition of the Military Allotment operations of PNC Bank, National Association accounted for an additional $3.3 million of noninterest income during 2007 since the acquisition occurred in January of 2007. The increase in fee income in the current twelve months from these acquisitions was the major factor that offset revenue declines in other line items from previously existing operations.

Noninterest expenses were $58.8 million in 2007, an increase of $5.4 million or 10.2% compared to $53.4 million in the prior year. An increase in noninterest expenses during 2007 was led by higher personnel costs of $2.4 million or 8.4%, increased amortization expense of $1.4 million or 67.3%, and higher occupancy costs of $597 thousand or 16.3%. The acquisitions of Citizens Jessamine and the Military Allotment operations along with other business growth efforts were key drivers of the higher noninterest expenses in the current year.

Income from discontinued operations was $7.7 million or $1.02 per share (diluted) for the twelve-month period ended December 31, 2006. There were no discontinued operations in the current-year since all discontinued operations were disposed of during the fourth quarter of 2006.

The return on assets (“ROA”) was .83% in 2007, a decrease of 2 basis points from ..85% for the prior year-end. Net interest margin and the provision for loan losses contributed 11 basis points and 13 basis points, respectively to lower ROA in the comparison. These negative effects were partially offset by 22 basis points lower noninterest expenses as a percentage of average assets. The return on equity (“ROE”) increased 39 basis points to 8.88% compared to 8.49% in the prior year. The higher ROE is a result of the $2.0 million or 14.4% increase in income from continuing operations, which grew at a higher pace than the increase in average equity capital of $15.0 million or 9.3%.

Interest Income
Interest income results from interest earned on earning assets, which primarily include loans and investment securities. Interest income is affected by volume (average balance), composition of earning assets, and the related rates earned on those assets. Total interest income for 2007 was $114 million, an increase of $21.9 million or 23.7% from the previous year. The increase in interest income is mainly a result of increased interest on loans of $17.6 million or 22.8%. Interest income on loans increased as a result of higher average loan balances outstanding resulting from the Citizens Jessamine acquisition, higher internally generated loan growth, and a 25 basis point increase in the average rate earned on loans. The Citizens Jessamine acquisition accounted for $7.4 million or 41.9% of the increased interest income on loans in the comparison.  The Company’s tax equivalent yield on earning assets for the current year was 7.0%, an increase of 34 basis points compared to 6.7% the same period a year ago.

Interest and fees on loans was $94.9 million, an increase of $17.6 million or 22.8% compared to $77.3 million a year earlier. Average loans increased $199 million or 19.0% to $1.3 billion in the comparison, helped by $93.7 million additional average loan balances outstanding from the Citizens Jessamine acquisition and higher loan demand at our pre-existing bank subsidiaries in what remains a relatively low rate environment. A higher average rate earned on loans also contributed to the rise in interest income. New loans and variable rate loans repricing during the current year have generally repriced higher as the average interest rate earned has edged upward. The tax equivalent yield on loans increased 25 basis points to 7.7% from 7.4% in the year-to-year comparison.

Interest on taxable securities was $12.6 million, an increase of $3.6 million or 39.9% due to an increase in volume and the average rate earned. Volume rose to $253 million, an increase of $41.1 million or 19.3% compared to the previous year due in part to the $200 million balance sheet leverage transaction that took place during the fourth quarter of 2007. The average rate earned on taxable securities increased 73 basis points to 5.0% from 4.3%. Taxable equivalent interest on nontaxable securities decreased $301 thousand or 8.2% due to both volume and rate declines. The average rate (TE) earned during 2007 on nontaxable securities was 5.4%, a decrease of 35 basis points from 5.8% in 2006. The average balance outstanding dropped to $88.5 million compared to $91.4 million in 2006. Interest on short-term investments, including time deposits in other banks, federal funds sold, and securities purchased under agreements to resell, increased $978 thousand or 41.5% due to an increase in the average rate earned of 98 basis points combined with a $7.7 million or 12.3% increase in volume.

Interest Expense
Interest expense results from incurring interest on interest bearing liabilities, which primarily include interest bearing deposits, federal funds purchased, securities sold under agreements to repurchase, and other short and long-term borrowed funds. Interest expense is affected by volume, composition of interest bearing liabilities, and the related rates paid on those liabilities. Total interest expense was $56.0 million for 2007, an increase of $14.6 million or 35.3% from the prior year. Interest expense increased mainly as a result of higher interest expense on deposits of $12.6 million or 38.7% and was mainly driven by additional volume of $192 million or 18.1%. Interest expense on deposits increased as a result of higher deposit balances outstanding from the Citizens Jessamine acquisition, higher deposits generated internally, and higher rates paid on interest bearing deposits throughout most of the deposit portfolio.  The Citizens Jessamine acquisition accounted for an additional $91.1 million in average interest bearing deposits outstanding. The Company’s cost of funds was 3.8% for 2007, an increase of 44 basis points from 3.4% for the prior year.  The increase in cost of funds was led by a 68 basis point increase in time deposits.

Interest expense on time deposits, the largest component of total interest expense, increased $11.8 million or 48.6% to $36.2 million. The increase is due to both a $162 million or 27.6% increase in volume combined with a 68 basis point increase in the average rate paid to 4.8% from 4.2%.  The increase in average time deposits outstanding in the comparable periods was boosted by an additional $55.6 million of time deposits related to the Citizens Jessamine acquisition along with additional time deposits generated internally in order to fund additional loan growth. The increase in the average rate paid is due to competitive market conditions, the need to attract additional deposits to support asset growth, and the relocation or opening of branch sites in existing or new markets.

Interest expense on interest bearing demand deposits in 2007 was $3.7 million, a decrease of $90 thousand or 2.4% compared to $3.8 million a year ago. The lower expense is attributed to a slight decline in both the average rate paid of three basis points and volume of $1.4 million. Interest expense on savings deposits was $5.3 million, an increase of $862 thousand or 19.4% from $4.4 million in 2006. The higher interest expense on savings deposits is mainly volume related, but an increase in the average rate paid also contributed to the increase in interest expense. The average outstanding balance of savings deposits was up $31.4 million or 14.7% to $244 million; the rate increased 9 basis points to 2.2% from 2.1% a year earlier. Average volume of savings deposits were up primarily due to the Citizens Jessamine acquisition, which added $30.2 million in average savings deposits in the comparison.

Interest expense on federal funds purchased and other short-term borrowings declined $172 thousand or 3.7% due mainly to a lower average rate paid of 17 basis points. Interest expense on securities sold under agreements to repurchase and other long-term borrowings was $6.4 million for 2007, an increase of $2.2 million or 51.8% and is volume related. Average long-term borrowings increased $47.8 million during 2007 as a result of the $200 million balance sheet leverage transaction during the fourth quarter and additional borrowings of $23.2 million to fund the Company’s share buy-back program via a modified Dutch Auction during the third quarter.

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

Tax equivalent net interest income was $60.5 million for 2007, an increase of $7.5 million or 14.1% compared to $53.1 million in 2006. The net interest margin was 3.6%, a decrease of 11 basis points from 3.8% in the prior year. Net interest spread declined 10 basis points to 3.2% from 3.3% a year earlier. The impact of noninterest bearing sources of funds negatively impacted net interest margin by one basis point in the comparison.  The effect of noninterest bearing sources of funds on net interest margin typically increases as the average cost of funds rises. However, this relationship was negated because of the Company’s lower net interest position during 2007 compared to 2006. Net interest position is a measure that indicates the amount of earning assets that are funded by noninterest bearing sources of funds.

During 2007, the Company’s tax equivalent yield on total earning assets was 7.0%, up 34 basis points from 6.7% for 2006. The cost of funds was 3.8%, up 44 basis points compared to 3.4% for 2006. This resulted in a net interest spread of 3.2% and 3.3% for year-ends 2007 and 2006 as indicated above. Although the increase in yield on earning assets was lower than the increase in the cost of funds, net interest income increased because the amount of earning assets is much larger than the amount of interest bearing liabilities.

The Company remains proactive in management of the rate sensitive components of both its assets and liabilities. This task continues to be challenging due to intense market competition and the effects of a dynamic interest rate environment, that is, however, still relatively low in historical terms. The Fed increased the short-term federal funds rate eight separate times by a total of 200 basis points in 2005 and an additional four times totaling 100 basis points in 2006. Between September, 2007 and year-end 2007, the Fed lowered the federal funds rate 100 basis points in the wake of weakening economic data and tightening credit markets. The lowering trend continued into early 2008, with additional rate cuts of 125 basis points in January.

The prime interest rate, which has a significant impact on the Company’s interest income on loans, moved in a similar manner to that of the federal funds rate. Predicting the movement of future interest rates is uncertain. During 2007, the average rates on the two most significant components of net interest income for the Company, loans and time deposits, both increased as the impact of market interest rate declines have yet to fully be realized in the Company’s loan and deposit portfolio. Should interest rates on the Company’s earning assets and interest paying liabilities reprice lower, the Company’s yield on earning assets could potentially decrease faster than its cost of funds. Should interest rates reprice higher, the Company’s cost of funds may also increase and could continue to increase faster than the yields on earning assets, resulting in a smaller net interest margin.

Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential

Years Ended December 31,	2007			2006			2005
	Average		Average	Average		Average	Average		Average
(In thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Investment securities
Taxable	$253,423	$12,627	4.98%	$212,357	$9,025	4.25%	$208,967	$7,483	3.58%
Nontaxable[1]	88,501	4,794	5.42	91,413	5,278	5.77	90,758	5,419	5.97
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	70,062	3,333	4.76	62,378	2,355	3.78	68,212	1,811	2.65
Loans [1,2,3]	1,250,423	95,825	7.66	1,051,002	77,836	7.41	805,014	52,990	6.58
Total earning assets	1,662,409	$116,579	7.01%	1,417,150	$94,494	6.67%	1,172,951	$67,703	5.77%
Allowance for loan losses	(11,486)			(11,094)			(10,528)
Total earning assets, net of allowance for loan losses	1,650,923			1,406,056			1,162,423
Nonearning Assets
Cash and due from banks	78,810			77,509			75,302
Premises and equipment, net	38,860			32,029			22,759
Other assets	117,459			88,044			58,566
Assets of discontinued operations				129,827			148,474
Total assets	$1,886,052			$1,733,465			$1,467,524
Interest Bearing Liabilities
Deposits
Interest bearing demand	$258,992	$3,684	1.42%	$260,417	$3,774	1.45%	$214,548	$1,878	.88%
Savings	244,299	5,299	2.17	212,948	4,437	2.08	182,337	2,575	1.41
Time	748,939	36,174	4.83	587,047	24,343	4.15	453,419	14,677	3.24
Federal funds purchased and other short-term borrowings	97,192	4,504	4.63	97,489	4,676	4.80	82,717	2,592	3.13
Securities sold under agreements to repurchase and other long-term borrowings	127,277	6,378	5.01	79,472	4,202	5.29	62,628	2,687	4.29
Total interest bearing liabilities	1,476,699	$56,039	3.79%	1,237,373	$41,432	3.35%	995,649	$24,409	2.45%
Noninterest Bearing Liabilities
Commonwealth of Kentucky deposits	37,119			38,627			37,978
Other demand deposits	177,304			157,355			141,219
Other liabilities	19,009			7,705			11,292
Liabilities of discontinued operations				131,437			147,010
Total liabilities	1,710,131			1,572,497			1,333,148
Shareholders’ equity	175,921			160,968			134,376
Total liabilities and shareholders’ equity	$1,886,052			$1,733,465			$1,467,524
Net interest income		60,540			53,062			43,294
TE basis adjustment		(2,322)			(2,154)			(2,052)
Net interest income		$58,218			$50,908			$41,242
Net interest spread			3.22%			3.32%			3.32%
Effect of noninterest bearing sources of funds			.42			.43			.37
Net interest margin			3.64%			3.75%			3.69%

[1]	Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
[2]	Loan balances include principal balances on nonaccrual loans.
[3]	Loan fees included in interest income amounted to $2.7 million, $2.0 million, and $2.1 million for 2007, 2006, and 2005, respectively.

The following table is an analysis of the change in net interest income.

Analysis of Changes in Net Interest Income (tax equivalent basis)

	Variance	Variance Attributed to		Variance	Variance Attributed to
(In thousands)	2007/2006 [1]	Volume	Rate	2006/2005 [1]	Volume	Rate
Interest Income
Taxable investment securities	$3,602	$1,908	$1,694	$1,542	$123	$1,419
Nontaxable investment securities[2]	(484)	(167)	(317)	(141)	39	(180)
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	978	315	663	544	(167)	711
Loans[2]	17,989	15,273	2,716	24,846	17,586	7,260
Total interest income	22,085	17,329	4,756	26,791	17,581	9,210
Interest Expense
Interest bearing demand deposits	(90)	(19)	(71)	1,896	471	1,425
Savings deposits	862	666	196	1,862	486	1,376
Time deposits	11,831	7,422	4,409	9,666	4,950	4,716
Federal funds purchased and other short-term borrowings	(172)	(13)	(159)	2,084	522	1,562
Securities sold under agreements to repurchase and other long-term borrowings	2,176	2,410	(234)	1,515	812	703
Total interest expense	14,607	10,466	4,141	17,023	7,241	9,782
Net interest income	$7,478	$6,863	$615	$9,768	$10,340	$(572)
Percentage change	100.0%	91.8%	8.2%	100.0%	105.9%	(5.9)%

[1]	The changes which are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
[2]	Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Noninterest Income
Noninterest income was $24.2 million for 2007, an increase of $3.7 million or 18.1% compared to $20.5 million in 2006.  Noninterest income represented 17.5% of total revenue for 2007, a decrease of 69 basis points from 18.1% for 2006. The decrease in noninterest income as a percentage of total income is mainly attributed to the composition of the revenue streams of from the Citizens Jessamine acquisition, which is more heavily weighted toward interest income.

The increase in noninterest income was driven by higher service charges and fees on deposits of $2.8 million or 30.1% and higher allotment processing fees of $1.8 million or 67.7%. The primary factor driving the increase in service charges and fees on deposits was a $1.4 million increase in account fees related to the Company’s allotment line of business, which is up in the current year as a result of the acquisition of the Military Allotment operations of PNC Bank during the first quarter of 2007. Overdraft charges were also up $926 thousand in 2007 compared to a year ago and are attributed to additional fees of $836 thousand from the Citizens Jessamine acquisition. The $1.8 million increase in allotment processing fees is mainly attributed to the acquisition of the Military Allotment operation in the current year. Trust income was $2.1 million in 2007, an increase of $263 thousand or 14.7% and is due in part to both price and volume increases. Assets under management grew 6.1% in 2007 compared to 2006, with higher volumes occurring in each of our trust markets.

The Company experienced declines in the following noninterest income categories during 2007 compared to a year earlier: non-deposit service charges, commissions, and fees of $88 thousand or 3.4%, data processing fees of $492 thousand or 28.6%, gains on sale of loans of $58 thousand or 8.9%, income from company-owned life insurance of $65 thousand or 4.8%, and net all other noninterest income of $583 thousand.

The decrease in data processing fees is attributed to the acquisition of Citizens Jessamine and the sale of KBC, both of which were customers of the Company’s data processing subsidiary. Data processing income from KBC was not eliminated in consolidation once classified as discontinued operations in 2006, effectively increasing data processing income during the previous year by $380 thousand. There was no data processing fees recognized from KBC during 2007 since it was sold during 2006. Additionally, Citizens Jessamine was a separate unrelated entity until the Company purchased it during the fourth quarter of 2006. Approximately $150 thousand was included in data processing fees during 2006 that are not included in the current period since inter-company amounts are eliminated in consolidation. The decline in all other noninterest income of $583 thousand in 2007 was made up primarily of lower gains on sale of premises and equipment, which was higher than normal during 2006, and lower income from the Company’s low income tax credit partnerships.

Noninterest Expense
Total noninterest expenses were $58.8 million for 2007, an increase of $5.4 million or 10.2% compared to $53.4 million for 2006.  The increase in noninterest expenses occurred across a broad range of line items. The acquisition of Citizens Jessamine during the fourth quarter of 2006 is a significant factor contributing to the higher expenses, along with the Military Allotment acquisition and other business expansion efforts. The largest increases in noninterest expenses are attributed to higher salaries and employee benefits of $2.4 million or 8.4%, amortization of intangible assets of $1.4 million or 67.3%, and higher occupancy costs of $597 thousand or 16.3%.

The increase in salaries and employee benefits resulted primarily from the net addition of 38 average full time equivalent employees, 31 of which are attributed to the Citizens Jessamine acquisition, and normal salary increases for existing employees. Salaries and related payroll taxes increased $1.5 million or 6.5%, with Citizens Jessamine accounting for $1.3 million of the increase and, to a lesser extent, additional personnel related to the Military Allotment acquisition during the current year. Benefit expenses increased $989 thousand or 17.7%, driven by additional postretirement benefit costs. Expense related to the Company’s self-funded health insurance plan declined $178 thousand or 5.6% in the year-to-year comparison. Noncash compensation expense related to the Company’s nonqualified stock option plan and employee stock purchase plan declined $65 thousand in the comparison due to lower expense recorded in the current period as all options have been fully vested.

Intangible asset amortization was $3.4 million for 2007. This represents an increase of $1.4 million or 67.3% compared to 2006 and is due to the increase in customer list and core deposit intangible assets resulting from the acquisitions of Citizens Jessamine and the Military Allotment operations of PNC Bank. Amortization expense attributed to current intangible assets is expected to gradually decrease in the coming years, beginning with a $760 thousand decline scheduled for 2008. The $597 thousand or 16.3% increase in net occupancy expense is attributed primarily to the Citizens Jessamine acquisition and continued expansion efforts. Data processing expenses decreased $261 thousand or 5.2% in the comparison. Up until the early part of the fourth quarter of 2006, Citizen Northern used the services of an unrelated third party vendor to meet its data processing needs. During the fourth quarter of 2006, Citizens Northern began to use the Company’s data processing subsidiary; as such, fees paid to the unrelated third party vendor during 2006 are recognized as an expense prior to the change in processing companies. Subsequent to the change, the fees paid to the Company’s data processing subsidiary have been eliminated in consolidation. All other noninterest expenses were up a net of $1.3 million or 9.6% and occurred across a wide range of line items and are mainly attributed to the Citizens Jessamine acquisition.

Income Tax
Income tax expense for 2007 was $4.3 million, an increase of $927 thousand or 27.6% compared to $3.4 million for the prior year.  The effective federal income tax rate was 21.5%, an increase of 179 basis points compared to 19.7% in the comparison. The higher effective tax rate is due to the beginning of scheduled reductions in low income housing tax credits and lower tax-free income.

2007-Fourth Quarter
For the fourth quarter of 2007, the Company reported income from continuing operations of $1.9 million, a decrease of $567 thousand or 22.5% compared to $2.5 million for the same period in 2006.  Basic and diluted income per share from continuing operations was $.26 for the current three months, a decline of $.06 or 18.8% compared to $.32 in the same three-month period a year ago. Net income in the fourth quarter of 2007 was $1.9 million, a decrease of $7.0 million or 78.2% compared to $8.9 million for the same period in 2006.  Basic and diluted net income per share was $.26 for the current three months, a decline of $.87 or 77.0% compared to $1.13 in the same three-month period a year ago. Net income in the fourth quarter of 2006 includes a $6.4 million gain, net of tax, related to disposals of discontinued operations.

The provision for loan losses was $3.2 million in the final quarter of 2007, an increase of $2.4 million compared to the final quarter of 2006. The sharp increase in the provision for loan losses in the fourth quarter of 2007 is reflective of higher levels of nonperforming loans, primarily nonaccrual loans and is discussed further under the headings of “Asset Quality” and “Nonperforming Assets”. Although the Company believes that loan demand and credit quality overall remains healthy, the real estate development segment of the Company’s portfolio began to show deteriorating conditions, including a slowdown in demand, in certain parts of its banking market in the fourth quarter of 2007.

At December 31, 2006, the Company adopted SFAS No. 158 for it postretirement benefit plans. During the fourth quarter of 2007 the Company learned that an actuarial error caused the amount recorded upon adoption to be incorrect. Accordingly, the Company’s stockholders equity as presented in the accompanying audited consolidated financial statements included in this Form 10-K has been revised to reflect the correct balance. This revision reduced total shareholders’ equity at December 31, 2006 by $1.4 million or less than 0.8%. No revision to the 2006 statement of income was required. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 108, the Company’s consolidated balance sheet and statement of shareholders’ equity is being  presented as revised in this 2007 Annual report on Form 10-K.

Income From Discontinued Operations
Income from discontinued operations was zero in 2007 and $7.7 million or $1.02 per diluted share for the year ended December 31, 2006. This includes a gain on the sale of discontinued operations of $6.4 million, net of tax, which occurred in the fourth quarter of 2006. There were no discontinued operations in the current-year period presented since all discontinued operations were disposed of during the fourth quarter of 2006.

FINANCIAL CONDITION

The Company’s total assets were $2.1 billion at December 31, 2007, an increase of $243 million or 13.3% from the prior year-end. The most significant changes in the Company’s assets from the prior year-end were as follows: an increase in investment securities of $212 million or 63.5%, an increase in net loans of $91.9 million or 7.8%, an increase of $9.4 million or 17.8% in goodwill and other intangible assets, partially offset by $77.7 million or 49.5% lower cash and cash equivalents. The changes within the asset groups are attributed mainly to the $200 million balance sheet leverage transaction, the overall funding position of the Company, and the purchase of the Military Allotment operation of PNC Bank during 2007.

The increase in investment securities was driven by the balance sheet leverage transaction that occurred during the fourth quarter of 2007 whereby the Company borrowed $200 million via long-term repurchase agreements and used the proceeds to purchase a like amount of GNMA bonds. The increase in net loans outstanding is representative of still-active loan demand and was funded mainly with higher interest bearing deposit balances. The decrease in cash and cash equivalents is mainly attributed to lower end of period deposit balances from the Commonwealth of Kentucky of $53.3 million. Shareholders’ equity was $8.6 million or 4.8% lower at year-end 2007 compared to a year earlier mainly due to the $17.9 million purchase of Company shares through its tender offer during 2007.

Management of the Company considers it noteworthy to understand the relationship between the Company’s principal subsidiary, Farmers Bank, and the Commonwealth of Kentucky.  Farmers Bank provides various services to state agencies of the Commonwealth.  As the depository for the Commonwealth, checks are drawn on Farmers Bank by these agencies, which include paychecks and state income tax refunds.  Farmers Bank also processes vouchers of the WIC (Women, Infants and Children) program for the Cabinet for Human Resources. The Bank’s investment department also provides services to the Teacher’s Retirement systems. As the depository for the Commonwealth, large fluctuations in deposits are likely to occur on a daily basis.  Therefore, reviewing average balances is important to understanding the financial condition of the Company.

On an average basis, total assets were $1.9 billion for 2007, an increase of $282 million or 17.6% compared to average total assets related to continuing operations at year-end 2006. Average earning assets, primarily loans and securities, were $1.7 billion for 2007, an increase of $245 million or 17.3% from year-end 2006.  The increase was boosted by an additional $118 million in connection with the Citizens Jessamine acquisition during the fourth quarter of 2006.  Average earning assets represent 88.1% of total average assets on December 31, 2007, a decrease of 23 basis points compared to 88.4% at year-end 2006.

Loans
Loans, net of unearned income, totaled $1.3 billion on December 31, 2007, an increase of $94.1 million or 7.9% from $1.2 billion at year-end 2006. The increase in loans was led by $146 million or 16.1% higher outstanding balances of loans secured by real estate. Higher real estate lending offset declines in the following categories: commercial, financial, and agriculture of $43.6 million or 22.1%, consumer installments loans of $5.1 million or 8.9%, and lease financing of $3.2 million or 9.5%. On average, loans represented 75.2% of earning assets during 2007 compared to 74.2% for 2006. When loan demand declines, the available funds are redirected to lower earning temporary investments or investment securities, which typically involve a decrease in credit risk and lower yields. The Company does not have direct exposure to the subprime mortgage market. The Company does not originate subprime mortgages nor has it invested in bonds that are secured by such mortgages.

The composition of the loan portfolio, net of unearned income, is summarized in the table below.

(In thousands) December 31,	2007	%	2006	%	2005	%	2004	%	2003	%
Commercial, financial, and agricultural	$154,015	11.9%	$197,613	16.5%	$173,797	18.1%	$119,004	15.3%	$99,291	14.7%
Real estate – construction	254,788	19.7	176,779	14.7	88,693	9.2	62,111	8.0	44,622	6.6
Real estate mortgage – residential	405,992	31.5	381,081	31.8	331,508	34.4	280,869	36.2	245,737	36.4
Real estate mortgage – farmland and other commercial enterprises	394,900	30.6	351,793	29.4	274,411	28.5	210,701	27.2	192,541	28.5
Installment	52,028	4.0	57,116	4.8	56,169	5.8	63,684	8.2	58,274	8.6
Lease financing	30,262	2.3	33,454	2.8	37,993	4.0	39,348	5.1	35,372	5.2
Total	$1,291,985	100.0%	$1,197,836	100.0%	$962,571	100.0%	$775,717	100.0%	$675,837	100.0%

The following table presents commercial, financial, and agricultural loans and real estate construction loans outstanding at December 31, 2007 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

Loan Maturities

	Within	After One But	After
(In thousands)	One Year	Within Five Years	Five Years	Total
Commercial, financial, and agricultural	$82,450	$30,643	$40,922	$154,015
Real estate – construction	181,804	65,190	7,794	254,788
Total	$264,254	$95,833	$48,716	$408,803

The table below presents commercial, financial, and agricultural loans and real estate construction loans outstanding at December 31, 2007 that are due after one year, classified according to sensitivity to changes in interest rates.

Interest Sensitivity

	Fixed	Variable
(In thousands)	Rate	Rate
Due after one but within five years	$48,913	$45,998
Due after five years	17,208	28,948
Total	$66,121	$74,946

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

The risk-rated methodology includes segregating watch list and past due loans from the general portfolio and allocating specific reserves to these loans depending on their status. For example, watch list loans, which may be identified by the internal loan review risk-rating system or by regulatory examiner classification, are assigned a certain loss percentage while loans past due 30 days or more are assigned a different loss percentage. Each of these percentages considers past experience as well as current factors. The remainder of the general loan portfolio is segregated into three components having similar risk characteristics as follows: commercial loans, consumer loans, and real estate loans. Each of these components is assigned a loss percentage based on their respective three year historical loss percentage. Additional allocations to the allowance may then be made for subjective factors, such as those mentioned above, as determined by senior managers who are knowledgeable about these matters. During 2007, the Company further identified signs of deterioration in certain real estate development loans and specific allowances related to these loans were recorded.

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

The provision for loan losses was $3.6 million in 2007, an increase of $2.7 million compared to $965 thousand for 2006. The sharp increase in the provision for loan losses is reflective of higher levels of nonperforming loans, primarily nonaccrual loans. Nonperforming loans were $21.1 million at December 31, 2007 compared to $4.3 million at year-end 2006. A significant amount of the increase in nonperforming loans is limited to a relatively small number of larger-balance credits. A significant amount of the $16.7 million increase in nonperforming loans is attributed to seven individual larger-balance nonaccrual credits of $15.9 million, substantially all of which is secured by real estate. Further, the three largest nonaccrual credits represent $13.6 million of the increased nonaccrual loan balances in the comparison. Although the Company believes that loan demand and credit quality overall remains healthy, the real estate development segment of the Company’s portfolio began to show deteriorating conditions, including a slowdown in demand, in certain parts of its banking market during the fourth quarter of 2007. Approximately $8.8 million of the increase in nonperforming loans is concentrated in real estate development.

Total net charge-offs for the Company increased $320 thousand or 29.1% for year-end 2007 compared to 2006 and were as follows for 2007:  commercial, financial, and agricultural loans $394 thousand, real estate lending $385 thousand, installment loans $637 thousand, and lease financing $5 thousand. The increase in net charge-offs for 2007 compared to the prior year was as follows: commercial, financial, and agriculture $170 thousand or 75.9%, real estate lending $266 thousand or 224%, installment loans $92 thousand or 16.9%; net charge-off related to lease financing declined $208 thousand or 97.7%. Net charge-offs in 2007 were widely disbursed among relatively small-balance credits. Net charge-offs were 0.1% of average loans for 2007, unchanged from 2006 and remain near recent historical lows for the Company. The allowance for loan losses was $14.2 million at year-end 2007 and represented 1.1% of loans net of unearned income at year-end 2007 compared to 1.0% at year-end 2006. The allowance for loan losses as a percentage of nonperforming loans was 67.5% and 278% at year-end 2007 and 2006, respectively. Management continues to emphasize collection efforts and evaluation of risks within the portfolio. The composition of the Company’s loan portfolio continues to be diverse with no significant concentration to any individual or industry.

The table below summarizes the loan loss experience for the past five years.

Years Ended December 31, (In thousands)	2007	2006	2005	2004	2003
Balance of allowance for loan losses at beginning of year	$11,999	$11,069	$11,043	$10,088	$9,931
Acquisition of Citizens Jessamine		1,066
Acquisition of Citizens Northern			1,410
Acquisition of Citizens Georgetown				2,005
Loans charged off:
Commercial, financial, and agricultural	520	486	301	678	171
Real estate	626	200	288	462	650
Installment loans to individuals	956	839	1,254	1,115	898
Lease financing	52	254	602	113	385
Total loans charged off	2,154	1,779	2,445	2,368	2,104
Recoveries of loans previously charged off:
Commercial, financial, and agricultural	126	262	69	119	73
Real estate	241	81	66	89	47
Installment loans to individuals	319	294	260	229	227
Lease financing	47	41	44	25	19
Total recoveries	733	678	439	462	366
Net loans charged off	1,421	1,101	2,006	1,906	1,738
Additions to allowance charged to expense	3,638	965	622	856	1,895
Balance at end of year	$14,216	$11,999	$11,069	$11,043	$10,088
Average loans net of unearned income	$1,250,423	$1,051,002	$805,014	$735,697	$663,442
Ratio of net charge-offs during year to average loans, net of unearned income	.11%	.10%	.25%	.26%	.26%

The following table presents an estimate of the allocation of the allowance for loan losses by type for the date indicated. Although specific allocations exist, the entire allowance is available to absorb losses in any particular category.

Allowance For Loan Losses

December 31, (In thousands)	2007	2006	2005	2004	2003
Commercial, financial, and agricultural	$2,505	$2,223	$2,840	$2,108	$2,068
Real estate	9,201	6,497	5,849	6,206	5,560
Installment loans to individuals	1,979	2,316	1,601	1,634	1,478
Lease financing	531	963	779	1,095	982
Total	$14,216	$11,999	$11,069	$11,043	$10,088

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

Nonperforming assets totaled $27.2 million at December 31, 2007, an increase of $17.8 million or 189% compared to $9.4 million for 2006.  The increase is primarily due to a $16.6 million increase in nonaccrual loans followed by higher real estate acquired through foreclosure of $1.0 million or 20.1%. The sharp increase in nonaccrual loans is concentrated within a relatively small number of larger-balance credits. Three larger-balance credits make up $13.6 million or 82% of the increase in nonaccrual loans in the annual comparison while the top seven larger-balance nonaccrual credits represent $15.9 million or 96% of the increase. Of the three larger-balance credits, $8.8 million is related to real estate development and $4.8 million attributed to commercial real estate. Although the Company believes that loan demand and credit quality overall remains healthy, the real estate development segment of the Company’s portfolio began to show deteriorating conditions, including a slowdown in demand, in certain parts of its banking market during the fourth quarter of 2007.

The amount of interest income reversed from accrued interest receivable and interest income on loans was $390 thousand and $589 thousand for the fourth quarter and year-to-date 2007, respectively, attributed to the seven larger-balance credits placed on nonaccrual status mentioned above. This reduced the yield on earning assets, net interest spread, and net interest margin by eight basis points in the fourth quarter and by four basis points for the year. The total amount of interest income on loans lost related to these credits for 2007 was $783 thousand.

The increase in other real estate owned of $1.0 million is due mainly to the addition of commercial real estate properties of three different borrowers acquired through foreclosure in the amount of $2.5 million; $1.7 million of which was acquired during the fourth quarter of 2007. The amount of additional properties acquired through foreclosure offset the amount of properties that were liquidated during the current year and no longer held by the Company, primarily $1.5 million in real estate collateral previously securing loans to a financially troubled builder.

Nonperforming loans represent 1.6% of loans net of unearned income at year-end 2007. This represents an increase of 127 basis points from year-end 2006 and is attributed to the higher nonaccrual loans as discussed above. Information pertaining to nonperforming loans and assets is presented in the table below.

December 31, (In thousands)	2007	2006	2005	2004	2003
Loans accounted for on nonaccrual basis	$18,073	$1,462	$2,269	$4,990	$4,823
Loans past due 90 days or more and still accruing	2,977	2,856	2,383	2,831	3,235
Total nonperforming loans	21,050	4,318	4,652	7,821	8,058
Other real estate owned	6,044	5,031	8,786	3,719	1,662
Other foreclosed assets	66	54	21	32	218
Total nonperforming assets	$27,160	$9,403	$13,459	$11,572	$9,938

Temporary Investments
Temporary investments consist of interest bearing deposits in other banks and federal funds sold and securities purchased under agreements to resell. The Company uses these funds in the management of liquidity and interest rate sensitivity. At December 31, 2007, temporary investments were $34.2 million, a decrease of $6.9 million or 16.9% compared to $41.2 million at year-end 2006.

Temporary investments averaged $70.1 million during 2007, an increase of $7.7 million or 12.3% from 2006. The increase is a result of the Company’s overall net funding position. Temporary investments are reallocated as loan demand and other investment alternatives present the opportunity.

Investment Securities
The investment securities portfolio is comprised primarily of U.S. government-sponsored agency securities, mortgage-backed securities, and tax-exempt securities of states and political subdivisions. Total investment securities were $546 million on December 31, 2007, an increase of $212 million or 63.5% from year-end 2006. The increase in investment securities was driven by the fourth quarter 2007 balance sheet leverage transaction to enhance earnings. In the transaction, the Company borrowed approximately $200 million in multiple fixed rate repurchase agreements with an initial weighted average cost of 3.95%. The borrowings mature in time periods ranging from three to 10 years with a weighted average maturity of 6.5 years and are callable quarterly after time periods ranging from one to five years. The Company used the proceeds from the borrowing to purchase a like amount of fixed rate GNMA bonds (the “Bonds”). The Bonds had an initial weighted average yield of 5.69% and a stated maturity of 30 years. The estimated weighted average maturity of the Bonds is seven years. The leverage transaction added $423 thousand to net interest income during the fourth quarter of 2007.

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

Investment securities averaged $342 million in total for 2007, up $38.2 million or 12.6%. The increase in average investment securities was driven by the Bonds that were purchased in the balance sheet leverage transaction, which accounts for $24.7 million of the higher average balance outstanding. The Company had a net unrealized gain on available for sale investment securities of $374 thousand at December 31, 2007 compared to a net unrealized loss of $2.0 million at year-end 2006. The $2.4 million improvement in the current period is mainly attributed to a net increase in the market value on available for sale investment securities, particularly during the final half of 2007. The higher market value of available for sale investment securities is due primarily to the impact of changing economic conditions, including a decrease in Treasury yields in nearly every maturity range in the current period compared to December 31, 2006. As overall yields have decreased, the portfolio has increased in value.  Market values of fixed rate investments are inversely related to changes in market interest rates. Unrealized losses on investment securities have not been included in income since they are considered interest rate related and identified as temporary.

On December 31, 2007, available for sale securities made up 99.3% of the total investment securities, up from 97.7% from a year earlier. The increase is a result of the Company classifying reinvested proceeds from matured or called held to maturity investment securities into available for sale investment securities.

Mortgage-backed securities in the available for sale portfolio were $343 million at year-end 2007, an increase of $256 million compared to $86.7 million at year-end 2006. Mortgage-backed securities accounted for 63.2% and 26.6% of the available for sale securities portfolio at December 31, 2007 and 2006, respectively. The higher concentration of mortgage-backed securities is attributed to the $200 million of GNMA bonds purchased in the balance sheet leverage transaction in the fourth quarter of 2007. U.S. government-sponsored entities were $88.5 million and $142 million at year-end 2007 and 2006, respectively. This represents 16.3% and 43.4% of the total available for sale securities portfolio at year-end 2007 and 2006, respectively. Obligations of states and political subdivisions in the available for sale and held to maturity portfolio were $94.2 million and $3.8 million, respectively at December 31, 2007. This represents 17.4% and 100% of the available for sale and held to maturity portfolio, respectively. A $1.5 million or 18.4% increase in equity securities is due to additional purchases of Federal Home Loan Bank and Federal Reserve Bank stock. Other investment securities were $5.1 million at year-end 2007 and represent floating rate trust preferred capital securities of a global financial services firm.

The following table summarizes the carrying values of investment securities on December 31, 2007, 2006, and 2005.  The investment securities are divided into available for sale and held to maturity securities.  Available for sale securities are carried at the estimated fair value and held to maturity securities are carried at amortized cost.

December 31,	2007		2006		2005
(In thousands)	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity
Obligations of U.S. government-sponsored entities	$88,522		$141,832		$123,684
Obligations of states and political subdivisions	94,181	$3,844	88,147	$7,788	86,031	$13,610
Mortgage-backed securities	343,176		86,716		98,025
U.S. Treasury securities	863		484		104
Money market mutual funds	1,396		1,396		925
Equity securities	9,363		7,910		6,298
Other	5,132
Total	$542,633	$3,844	$326,485	$7,788	$315,067	$13,610

The following table presents an analysis of the contractual maturity and tax equivalent weighted average interest rates of investment securities at December 31, 2007. For purposes of this analysis, available for sale securities are stated at fair value and held to maturity securities are stated at amortized cost. Equity securities in the available for sale portfolio consist primarily of restricted FHLB and Federal Reserve Board stocks, which have no stated maturity and are not included in the maturity schedule that follows.

Available for Sale

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
(In thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Obligations of U.S. government-sponsored entities	$63,238	4.2%	$17,256	4.8%	$7,025	5.2%	$1,003	4.9%
Obligations of states and political subdivisions	3,288	6.1	44,882	5.6	32,935	5.5	13,076	6.1
Mortgage-backed securities	21,314	4.6	23,490	4.8	33,244	4.9	265,128	5.5
U.S. Treasury securities	605	3.4	258	3.1
Money market mutual funds	1,396	4.5
Other							5,132	7.2
Total	$89,841	4.3%	$85,886	4.4%	$73,204	4.4%	$284,339	5.5%

Held to Maturity

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
(In thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Obligations of states and political subdivisions	$1,980	6.8%	$789	6.6%	$0	0%	$1,075	6.3%

The calculation of the weighted average interest rates for each category is based on the weighted average costs of the securities. The weighted average tax rates on exempt states and political subdivisions are computed based on the marginal corporate Federal tax rate of 35%.

Deposits
The Company’s primary source of funding for its lending and investment activities results from its customer deposits, which consist of noninterest and interest bearing demand, savings, and time deposits. On December 31, 2007 total deposits were $1.5 billion, an increase of $19.3 million or 1.3% from year-end 2006.  Interest bearing deposits were up $69.8 million or 5.8% to $1.3 billion, which offset a $50.5 million or 20.8% decline in noninterest bearing deposits to $192 million. The decrease in end of period noninterest bearing deposits was driven by lower balances from the Commonwealth of Kentucky of $53.3 million or 77.6%. Balances related to the Commonwealth can fluctuate significantly from day to day.

Average total deposits were $1.5 billion during 2007, an increase of $210 million or 16.7% compared to average year-end 2006 balances. Net increases in average deposits were consistent throughout much of the deposit portfolio as follows:  noninterest bearing demand of $18.4 million or 9.4%, savings accounts of $31.4 million or 14.7%, and time deposits of $162 million or 27.6%. Interest bearing demand deposits, on average, declined $1.4 million or .5%. The net increase in average total deposits outstanding is due in large part to the Citizens Bank acquisition during the fourth quarter of 2006. This acquisition contributed an additional $16.5 million and $91.1 million in average noninterest bearing and interest bearing deposits, respectively, during 2007 compared to the year-end 2006 average balances.

A summary of average balances and rates paid on deposits follows.

Years Ended December 31,	2007		2006		2005
(In thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest bearing demand	$214,423		$195,982		$179,197
Interest bearing demand	258,992	1.42%	260,417	1.45%	214,548	.88%
Savings	244,299	2.17	212,948	2.08	182,337	1.41
Time	748,939	4.83	587,047	4.15	453,419	3.24
Total	$1,466,653	3.08%	$1,256,394	2.59%	$1,029,501	1.85%

Maturities of time deposits of $100,000 or more outstanding at December 31, 2007 are summarized as follows.

(In thousands)	Amount
3 months or less	$48,724
Over 3 through 6 months	82,323
Over 6 through 12 months	85,345
Over 12 months	36,111
Total	$252,503

Short-term Borrowings
Short-term borrowings primarily consist of federal funds purchased and securities sold under agreements to repurchase with year-end balances of $80.3 million, $67.9 million, and $71.3 million for 2007, 2006, and 2005, respectively. Such borrowings are generally on an overnight basis. Other short-term borrowings consist of FHLB borrowings totaling $0, $8.0 million, and $0 at year-end 2007, 2006, and 2005, respectively, and demand notes issued to the U.S. Treasury under the treasury tax and loan note option account totaling $440 thousand, $777 thousand, and $779 thousand in 2007, 2006, and 2005 respectively. A summary of short-term borrowings is as follows.

(In thousands)	2007	2006	2005
Amount outstanding at year-end	$80,755	$76,718	$72,115
Maximum outstanding at any month-end	155,362	113,926	166,550
Average outstanding	97,192	97,489	82,717
Weighted average rate at year-end	3.71%	4.55%	3.89%
Weighted average rate during the year	4.63	4.80	3.13

Long-term Borrowings
The Company’s long-term borrowings consist mainly of FHLB advances to the Company’s subsidiary banks, subordinated notes payable to unconsolidated trusts, and securities sold under agreements to repurchase. FHLB advances are secured by restricted holdings of FHLB stock that the banks are required to own as well as certain mortgage loans as required by the FHLB. Such advances are made pursuant to several different credit programs, which have their own interest rates and range of maturities. Interest rates on FHLB advances are generally fixed and range between 3.84% and 6.90%, with a weighted average rate of 4.65%, and maturities of up to 13 years. Approximately $10.0 million of the total long-term advances from the FHLB are convertible to a floating interest rate. These advances may convert to a floating interest rate indexed to three-month LIBOR only if LIBOR equals or exceeds 7%. At year-end 2007, the three-month LIBOR was 4.70%. FHLB advances are generally used to increase the Company’s lending activities and to aid the efforts of asset and liability management by utilizing various repayment options offered by the FHLB. Long-term advances from the FHLB totaled $66.5 million at December 31, 2007, an increase of $5.4 million or 8.7% from year-end 2006.

The Company has completed three private offerings of trust preferred securities through three separate Delaware statutory trusts sponsored by the Company. Farmers Capital Bank Trust I (“Trust I”) sold $10.0 million of preferred securities, Farmers Capital Bank Trust II (“Trust II”) sold $15.0 million of preferred securities, and Farmers Capital Bank Trust III (“Trust III”) sold $22.5 million of preferred securities (Trust I, Trust II, and Trust III are hereafter collectively referred to as the “Trusts”). The proceeds from Trust I and Trust II were used to fund the cash portion of the Citizens Bancorp acquisition during 2005. The Company used most of the proceeds from Trust III for the purpose of financing the cost of acquiring Company shares under a Modified Dutch Auction share repurchase program during 2007. Remaining funds were used for general corporate operating purposes. The Company owns all of the common securities of each of the Trusts.

The Trusts used the proceeds from the sale of preferred securities, plus capital contributed by the Company to establish the trusts, to purchase the Company’s subordinated notes in amounts and bearing terms that parallel the amounts and terms of the respective preferred securities. The subordinated notes of Trust I and Trust II mature in 2035 and bear a floating interest rate (current three-month LIBOR plus 150 basis points in the case of the notes held by Trust I and current three-month LIBOR plus 165 basis points in the case of the notes held by Trust II). The subordinated notes of Trust III mature in 2037 and bear a fixed interest rate through 2012 of 6.60% and convert to floating thereafter at current three-month LIBOR plus 132 basis points. Interest on the notes is payable quarterly.

The subordinated notes of Trust I and Trust II are redeemable in whole or in part, without penalty, at the Company’s option on or after September 30, 2010 and mature on September 30, 2035. The subordinated notes of Trust III are redeemable in whole or in part, without penalty, at the Company’s option on or after November 1, 2012. The subordinated notes are junior in right of payment of all present and future senior indebtedness. At December 31, 2007, the balance of the subordinated notes payable to Trust I, Trust II, and Trust III was $10.3 million, $15.5 million, and $23.2 million, respectively. The interest rates in effect as of the last determination date in 2007 were 6.73%, 6.88%, and 6.60% for Trusts I, II, and III, respectively.

Securities sold under agreements to repurchase represent long-term obligations whereby the Company borrowed approximately $200 million in multiple fixed rate repurchase agreements with an initial weighted average cost of 3.95%. The borrowings mature in time periods ranging from three to 10 years with a weighted average maturity of 6.5 years and are callable quarterly after time periods ranging from one to five years. The Company used the proceeds from the borrowing to purchase a like amount of fixed rate GNMA bonds. The Bonds had an initial weighted average yield of 5.69% and a stated maturity of 30 years. The estimated weighted average maturity of the Bonds is seven years.

Contractual Obligations
The Company is contractually obligated to make payments as follows.

	Payments Due by Period
Contractual Obligations (In thousands)	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term FHLB debt	$66,526	$10,565	$14,079	$17,015	$24,867
Subordinated notes payable	48,970				48,970
Securities sold under agreements to repurchase	200,000		50,000	50,000	100,000
Unfunded postretirement benefit obligations	4,930	361	823	894	2,852
Operating leases	3,906	596	962	656	1,692
Capital lease obligations	813	237	243	248	85
Total	$325,145	$11,759	$66,107	$68,813	$178,466

Long-term FHLB debt represents FHLB advances pursuant to several different credit programs. Long-term FHLB debt subordinated notes payable, and securities sold under agreements to repurchase are more fully described under the caption “Long-Term Borrowings” above and in Note 9 of the Company’s 2007 audited consolidated financial statements. Payments for borrowings in the table above do not include interest. Postretirement benefit obligations are actuarially determined and estimated based on various assumptions with payouts projected over the next 10 years. Estimates can vary significantly each year due to changes in significant assumptions. Capital lease obligations represent amounts relating to the acquisition of data processing hardware and software. Operating leases include standard business equipment used in the Company’s day-to-day business as well as the lease of certain branch sites. Operating lease terms generally range from one to five years, with the ability to extend certain branch site leases at the Company’s option. Payments related to leases are based on actual payments specified in the underlying contracts.

Guarantees
During 2007, the Parent Company entered into a guarantee agreement whereby it agreed to become unconditionally and irrevocably the guarantor of the obligations of its bank subsidiaries in connection with the balance sheet leverage transaction in the fourth quarter. The amount of borrowings outstanding guaranteed by the Parent Company at December 31, 2007 was $200 million, with various maturity dates ranging from three to ten years. The $200 million outstanding borrowings are secured by GNMA bonds held by the Parent Company’s subsidiary banks valued at 106% of the outstanding borrowings or $212 million. Should any of the subsidiary banks default on its borrowings under the agreement, the GNMA bonds securing the borrowings would be liquidated to satisfy amounts due. If the value of the GNMA bonds fall below the obligation under the contract, the Parent Company is obligated to cover any such shortfall in absence of the subsidiary banks ability to do so. The Parent Company believes its subsidiary banks are fully capable of fulfilling their obligations under the borrowing arrangement and that the Parent Company will not be required to make any payments under the guarantee agreement.

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

At December 31, 2007, the model indicated that if rates were to gradually increase by 200 basis points over the next twelve months, then net interest income (TE) and net income would increase 3.4% and 5.7%, respectively, compared to forecasted results. The model indicated that if rates were to gradually decrease by 200 basis points over the next twelve months, then net interest income (TE) and net income would decrease 1.9% and 3.8%, respectively, compared to forecasted results.

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

LIQUIDITY

Liquidity measures the ability to meet current and future cash flow needs as they become due. For financial institutions, liquidity reflects the ability to meet loan requests, to accommodate possible outflows in deposits, and to capitalize on interest rate market opportunities. A financial institution’s ability to meet its current financial obligations is dependent upon the structure of its balance sheet, its ability to liquidate assets, and its access to alternative sources of funds. The Company’s goal is to meet its funding needs by maintaining a level of liquid funds through its asset/liability management.

The Company uses a liquidity ratio to help measure its ability to meet its cash flow needs. This ratio is monitored by ALCO at both the bank level and on a consolidated basis. The liquidity ratio is based on current and projected levels of sources and uses of funds. This measure is useful in analyzing cash needs and formulating strategies to achieve desired results. For example, a low liquidity ratio could indicate that the Company’s ability to fund loans might become more difficult. A high liquidity ratio could indicate that the Company may have a disproportionate amount of funds in low yielding assets, which is more likely to occur during periods of sluggish loan demand. The Company’s liquidity position was lower at year-end 2007 compared to year-end 2006, but remains within ALCO guidelines and considered by management to be at an adequate level.

At the Parent Company level, liquidity is primarily affected by the receipt of dividends from its subsidiary banks (see Note 18 of the Company’s 2007 audited consolidated financial statements), cash balances maintained, and borrowings from nonaffiliated sources. The Parent Company’s primary uses of cash include the payment of dividends to its common shareholders, repurchasing its common stock, business acquisitions, interest expense on borrowings, and paying for general operating expenses.

The primary source of funds for the Parent Company is the receipt of dividends from its subsidiary banks. As of December 31, 2007, combined retained earnings of the subsidiary banks were $46.4 million, of which $12.6 million was available for the payment of dividends to the Parent Company without obtaining prior approval from bank regulatory agencies. As a practical matter, payment of future dividends is also subject to the maintenance of other capital ratio requirements. Management expects that in the aggregate, its subsidiary banks will continue to have the ability to dividend adequate funds to the Parent Company to meet its near-term liquidity needs. In addition, the Parent Company has a $15.0 million unsecured line of credit with an unrelated financial institution available for general corporate purposes. This line of credit matures in June 2008 and bears interest at the three-month LIBOR rate plus 125 basis points.

The Parent Company had cash balances of $15.0 million at year-end 2007, an increase of $3.9 million or 34.9% from the prior year-end. Significant cash receipts of the Parent Company during 2007 include $22.6 million in dividends from its subsidiaries and $23.2 million in proceeds from debt issued to Trust III in a trust preferred securities borrowing transaction. Significant cash payments by the Parent Company during 2007 include $18.6 million to purchase Company common stock, $11.1 million for the payment of dividends to shareholders, and $8.0 million additional investment in First Citizens to facilitate the purchase of the allotment operations of PNC Bank, National Association. Each of the Company’s subsidiary banks continued to maintain “well capitalized” status as defined by the FDIC subsequent to their dividend payments.

The Company's objective as it relates to liquidity is to ensure that its subsidiary banks have funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability. In order to maintain a proper level of liquidity, the subsidiary banks have several sources of funds available on a daily basis that can be used for liquidity purposes. Those sources of funds include the subsidiary banks' core deposits, consisting of both business and nonbusiness deposits; cash flow generated by repayment of principal and interest on loans and investment securities; FHLB and other borrowings; and federal funds purchased and securities sold under agreements to repurchase. While maturities and scheduled amortization of loans and investment securities are generally a predictable source of funds, deposit outflows and mortgage prepayments are influenced significantly by general interest rates, economic conditions, and competition in our local markets.  As of December 31, 2007, the Company had $220 million in additional borrowing capacity under various FHLB, federal funds, and other borrowing agreements. However, there is no guarantee that these sources of funds will continue to be available to the Company, or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in the Company’s liquidity from these sources.

For the longer term, the liquidity position is managed by balancing the maturity structure of the balance sheet. This process allows for an orderly flow of funds over an extended period of time. The Company’s ALCOs, both at the bank subsidiary level and on a consolidated basis, meets regularly and monitors the composition of the balance sheet to ensure comprehensive management of interest rate risk and liquidity.

Liquid assets consist of cash, cash equivalents, and available for sale investment securities. At December 31, 2007, consolidated liquid assets totaled $622 million, a $138 million or 28.6% increase compared to the prior year-end. Cash and equivalents decreased $77.7 million or 49.5%, offset by a $216 million or 66.2% in available for sale investment securities in the comparison. The lower cash and cash equivalents amount at year-end 2007 is due mainly to lower cash balances from the Commonwealth of Kentucky of $53.3 million or 77.6% and the overall net funding position of the Company, which changes as loan demand, deposit levels, and other sources and uses of funds fluctuate. Available for sale investment securities were up sharply as a result of the $200 million balance sheet leverage transaction that occurred during the fourth quarter of 2007.

Net cash provided by continuing operating activities was $22.1 million in 2007, relatively unchanged from $21.3 million for 2006. Net cash used in continuing investing activities was $313 million during 2007 compared to $135 million a year earlier. The $178 million increase in the comparison is attributed mainly to additional net cash outflows related to investment securities transactions, primarily driven by the purchase of additional GNMA bonds in the Company’s $200 million balance sheet leverage transaction. Net cash provided by continuing financing activities totaled $213 million for the year 2007 compared to $130 million during 2006. This represents an increase in cash flows of $83.3 million or 64.3% in the comparison and is due primarily to a net increase in borrowing activity of $218 million, partially offset by $115 million in lower net deposit activity and additional purchases of Company common shares of $17.8 million in the comparable periods. Increased borrowing activity is due in large part to the $200 million funds borrowed in the balance sheet leverage transaction and the $23.2 million borrowed relating to the Company’s share buy-back plan. The lower net deposit activity between the periods is attributed in part to fluctuations in balances related to the Commonwealth. During 2006, net deposits from the Commonwealth increased $47.1 million; during 2007, net deposits declined $53.3 million. The additional number of Company shares purchased during 2007 is attributed to the share buy-back plan announced during the third quarter of 2007, whereby the Company purchased 559 thousand of its outstanding shares at a cost of $17.9 million.

Information relating to off-balance sheet arrangements is disclosed in Note 15 of the Company’s 2007 audited consolidated financial statements. These transactions are entered into in the ordinary course of providing traditional banking services and are considered in managing the Company’s liquidity position. The Company does not expect these commitments to significantly affect the liquidity position in future periods. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options, or similar instruments.

CAPITAL RESOURCES

Shareholders’ equity was $168 million on December 31, 2007, a decrease of $8.6 million or 4.8% from $177 million at December 31, 2006.  Retained earnings declined $6.2 million or 4.8% as a result of $15.6 million of net income partially offset by $10.1 million or $1.32 per share in cash dividends declared and $11.7 million attributed to the Company’s purchase of its outstanding common stock. The total decline in shareholders’ equity related to share repurchase activity in 2007 was $18.6 million. This includes $17.9 million paid for outstanding shares through the Company’s modified Dutch Auction self tender offer during the third quarter of 2007.

Other significant changes to shareholders’ equity include $1.5 million in proceeds from employees stock option exercises and an increase in accumulated other comprehensive income that increased equity by $2.7 million. The higher accumulated other comprehensive income is attributed to a net increase in the market value on available for sale investment securities of $1.6 million, net of tax. The increase in the market value of available for sale investment securities is due primarily to the impact of changing economic conditions, including a decline in Treasury yields at December 31, 2007 compared to December 31, 2006. The decline in yields occurred in nearly all maturity ranges, with shorter-term rates experiencing the largest decreases. As overall yields have decreased, the portfolio has increased in value.  Market values of fixed rate investments are inversely related to changes in market interest rates. The remaining $1.1 million increase in accumulated other comprehensive income is attributed to the change in the funded status of the Company’s defined benefit postretirement health insurance plans.

Under current regulatory requirements, accumulated other comprehensive amounts related to the net unrealized gain or loss on securities available for sale and the funded status of the Company’s defined benefit postretirement benefit plans do not impact regulatory capital; therefore, they are not included in the risk-based capital or leverage ratios that follow.

During the third quarter of 2007, the Company reclassified its previous presentation of treasury stock to conform to its current presentation. The current presentation displays purchased shares as retired. These reclassifications, which include $43.1 million and $42.4 million in cumulative stock repurchased at June 30, 2007 and December 31, 2006, respectively, had no impact on net income or total shareholders’ equity as previously reported and is not material to the Company’s financial statements.

Consistent with the objective of operating a sound financial organization, the Company’s goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios as of December 31, 2007, the regulatory minimums, and the regulatory standard for a well-capitalized institution are as follows.

	Farmers Capital Bank Corporation	Regulatory Minimum
Tier 1 risk-based	11.55%	4.00%
Total risk-based	12.60	8.00
Leverage	8.08	4.00

The capital ratios of each subsidiary bank were in excess of the applicable minimum regulatory capital ratio requirements at December 31, 2007. The Company is not aware of any recommendations by its regulatory authorities which, if implemented, would have a material effect on its capital resources, liquidity, or operations.

The table below is an analysis of dividend payout ratios and equity to asset ratios for the previous five years.

Years Ended December 31,	2007	2006	2005	2004	2003
Percentage of dividends declared to income from continuing operations	64.52%	78.89%	61.67%	68.10%	70.70%
Percentage of average shareholders’ equity to average total assets[1]	9.33	10.04	10.19	10.45	10.88
1Excludes assets of discontinued operations.

Share Buy Back Program
At various times, the Company’s Board of Directors has authorized the purchase shares of the Company’s outstanding common stock.  No stated expiration dates have been established under any of the previous authorizations. There are approximately 128 thousand shares that may still be purchased under the various authorizations.

In July 2007, the Company announced a tender offer to purchase for cash up to 550 thousand shares of its outstanding common stock at a price not greater than $35.00 or less than $31.00 per share through a process commonly known as a modified “Dutch Auction”. The Company had the right to purchase up to an additional 2% of the outstanding shares in accordance with applicable securities laws. Pursuant to the terms of the tender offer, the Company purchased 559 thousand shares of its common stock, which represented 7.1% of the Company’s issued and outstanding shares on the date of purchase, at a purchase price of $32.00 per share.

Shareholder Information
As of February 22, 2008, the Company had 2,653 shareholders of record.

Stock Prices
Farmers Capital Bank Corporation's stock is traded on the NASDAQ Stock Market LLC exchange in the Global Select Market tier, with sales prices reported under the symbol: FFKT. The table below lists the stock prices and dividends declared for 2007 and 2006.

Stock Prices

	High	Low	Dividends Declared
2007
Fourth Quarter	$30.72	$26.43	$.33
Third Quarter	33.50	28.35	.33
Second Quarter	31.66	28.29	.33
First Quarter	35.35	29.00	.33

2006
Fourth Quarter	$36.98	$32.40	$.44
Third Quarter	34.59	29.78	.33
Second Quarter	32.82	29.25	.33
First Quarter	33.54	30.59	.33

The closing price per share of common stock on December 31, 2007, the last trading day of the Company’s fiscal year, was $27.00. Dividends declared per share were $1.32 and $1.43 for 2007 and 2006, respectively. A special one-time $.11 per share dividend was declared during the fourth quarter of 2006.

Recently Issued Accounting Standards
Please refer to the caption “Recently Issued But Not Yet Effective Accounting Standards” in Note 1 of the Company’s 2007 audited consolidated financial statements.

2006 Compared to 2005
Consolidated net income for 2006 was $21.4 million, an increase of $5.6 million or 35.5% compared to $15.8 million for 2005. Basic and diluted net income per share for 2006 was $2.85 and $2.84, respectively. This represents an increase of $.54 or 23.4% and 23.5% on a basic and diluted basis, respectively. Net income for 2006 includes $7.7 million attributed to discontinued operations, including gains on disposals (net of tax) of $6.4 million. Income from continuing operations for 2006 was $13.7 million, a decline of $867 thousand or 6.0% from $14.5 million in 2005. Basic and diluted income per share from continuing operations for 2006 was $1.82 compared to $2.13 and $2.12 in 2005, respectively. This represents a decrease of $.31 or 14.6% on a basic per share basis and $.30 or 14.2% on a diluted per share basis.

For 2006, the Company reported a $9.7 million or 23.4% increase in net interest income and a higher provision for loan losses of $343 thousand. The increase in net interest income is primarily due to higher interest on loans of $24.7 million or 47.0%, partially offset by $13.4 million or 70.2% higher interest expense on deposits. The increase in net interest income was driven by the Citizens Bancorp and Citizens Jessamine acquisitions, which occurred during the fourth quarter of 2005 and the fourth quarter of 2006, respectively. Net noninterest expense (noninterest expense in excess of noninterest income) grew $10.6 million and the provision for income taxes was down $431 thousand.

The general trend of the short-term interest rate environment for 2006 was upward primarily as a result of short-term interest rate increases by the Fed. The Fed began to increase the short-term federal funds rate by increments of 25 basis points during the last half of 2004 that continued into 2006. In all, the federal funds rate was increased 125 basis points during 2004, 200 basis points during 2005, and 100 basis points during 2006 and stood at 5.25% at year-end 2006. Longer-term yields, such as for the 3, 5, 10, and 20 year treasuries, were also up at year-end 2006 compared to year-end 2005, with the 3, 5, and 10 year notes up 37, 35, and 32 basis points, respectively and the 20 year bond up 30 basis points. For the Company, this has had a relatively neutral impact on net interest margin and spread in the comparison.  Net interest margin for 2006 increased 6 basis points to 3.75% from 3.69% due to the impact of noninterest bearing sources of funds used to support the increase in interest earning assets.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated by reference to Part II, Item 7 under the caption “Market Risk Management” on page 37 of this Form 10-K.

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

The Company’s 2007 consolidated financial statements have been audited by Crowe Chizek and Company LLC independent accountants. Management has made available to Crowe Chizek and Company LLC all financial records and related data, as well as the minutes of Boards of Directors’ meetings.  Management believes that all representations made to Crowe Chizek and Company LLC during the audit were valid and appropriate.

G. Anthony Busseni	C. Douglas Carpenter
President and CEO	Senior Vice President, Secretary, and CFO

March 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Farmers Capital Bank Corporation
Frankfort, Kentucky

We have audited the accompanying consolidated balance sheets of Farmers Capital Bank Corporation as of December 31, 2007, and 2006, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited Farmers Capital Bank Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (see Item 9A in the accompanying Form 10-K). Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Chizek and Company LLC
Louisville, Kentucky
March 12, 2008

Consolidated Balance Sheets

December 31, (In thousands, except share data)	2007	2006 [1]
Assets
Cash and cash equivalents:
Cash and due from banks	$44,896	$115,640
Interest bearing deposits in other banks	2,290	1,783
Federal funds sold and securities purchased under agreements to resell	31,954	39,405
Total cash and cash equivalents	79,140	156,828
Investment securities:
Available for sale, amortized cost of $542,259 (2007) and $328,499 (2006)	542,633	326,485
Held to maturity, fair value of $3,863 (2007) and $7,849 (2006)	3,844	7,788
Total investment securities	546,477	334,273
Loans, net of unearned income	1,291,985	1,197,836
Allowance for loan losses	(14,216)	(11,999)
Loans, net	1,277,769	1,185,837
Premises and equipment, net	38,663	37,775
Company-owned life insurance	34,171	32,929
Goodwill	52,408	42,822
Other intangible assets, net	9,543	9,755
Other assets	30,076	24,889
Total assets	$2,068,247	$1,825,108
Liabilities
Deposits:
Noninterest bearing	$192,432	$242,938
Interest bearing	1,281,665	1,211,882
Total deposits	1,474,097	1,454,820
Federal funds purchased and other short-term borrowings	80,755	76,718
Securities sold under agreements to repurchase and other long-term borrowings	267,339	62,218
Subordinated notes payable to unconsolidated trusts	48,970	25,774
Dividends payable	2,436	3,472
Other liabilities	26,159	25,043
Total liabilities	1,899,756	1,648,045

Commitments and contingencies

Shareholders’ Equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued
Common stock, par value $.125 per share; 9,608,000 shares authorized; 7,384,865 and 7,895,452 shares issued and outstanding at December 31, 2007 and 2006, respectively	923	988
Capital surplus	48,176	53,201
Retained earnings	122,498	128,652
Accumulated other comprehensive loss	(3,106)	(5,778)
Total shareholders’ equity	168,491	177,063
Total liabilities and shareholders’ equity	$2,068,247	$1,825,108
See accompanying notes to consolidated financial statements.

[1]Certain amounts have been revised related to the Company’s postretirement benefits plans and equity accounts. Please refer to Note 1 under the captions “Revised 2006 Balance Sheet and Statement of Changes in Shareholders’ Equity” and “Treasury Stock”.

Consolidated Statements of Income

(In thousands, except per share data)
Years Ended December 31,	2007	2006	2005
Interest Income
Interest and fees on loans	$94,941	$77,303	$52,579
Interest on investment securities:
Taxable	12,627	9,025	7,483
Nontaxable	3,356	3,657	3,778
Interest on deposits in other banks	64	53	61
Interest on federal funds sold and securities purchased under agreements to resell	3,269	2,302	1,750
Total interest income	114,257	92,340	65,651
Interest Expense
Interest on deposits	45,157	32,554	19,130
Interest on federal funds purchased and other short-term borrowings	4,504	4,676	2,592
Interest on subordinated notes payable to unconsolidated trusts	2,394	1,747	623
Interest on securities sold under agreements to purchase and other long-term borrowings	3,984	2,455	2,064
Total interest expense	56,039	41,432	24,409
Net interest income	58,218	50,908	41,242
Provision for loan losses	3,638	965	622
Net interest income after provision for loan losses	54,580	49,943	40,620
Noninterest Income
Service charges and fees on deposits	11,955	9,191	8,543
Allotment processing fees	4,363	2,601	2,656
Other service charges, commissions, and fees	2,529	2,617	2,245
Data processing income	1,227	1,719	1,786
Trust income	2,053	1,790	1,616
Investment securities losses, net		(195)	(3)
Gains on sale of mortgage loans, net	591	649	653
Income from company-owned life insurance	1,278	1,343	1,189
Other	161	744	1,182
Total noninterest income	24,157	20,459	19,867
Noninterest Expense
Salaries and employee benefits	31,420	28,978	22,347
Occupancy expenses, net	4,261	3,664	2,751
Equipment expenses	3,232	2,929	2,587
Data processing and communications expenses	4,719	4,980	4,161
Bank franchise tax	2,086	1,831	1,377
Correspondent bank fees	721	692	883
Amortization of intangibles	3,362	2,009	934
Other	9,022	8,294	7,124
Total noninterest expense	58,823	53,377	42,164
Income from continuing operations before income taxes	19,914	17,025	18,323
Income tax expense from continuing operations	4,287	3,360	3,791
Income from continuing operations	15,627	13,665	14,532
Income from discontinued operations before income taxes (including gain on disposals of $9,873 in 2006)		11,842	1,723
Income tax expense from discontinued operations (including $3,456 related to gain on disposals in 2006)		4,135	483
Income from discontinued operations		7,707	1,240
Net income	$15,627	$21,372	$15,772
Net Income Per Common Share
Income from continuing operations – basic	$2.03	$1.82	$2.13
Income from discontinued operations – basic		1.03	.18
Net income per common share – basic	2.03	2.85	2.31
Income from continuing operations – diluted	2.03	1.82	2.12
Income from discontinued operations - diluted		1.02	.18
Net income per common share - diluted	2.03	2.84	2.30
Weighted Average Shares Outstanding
Basic	7,706	7,511	6,831
Diluted	7,706	7,526	6,864
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

(In thousands)
Years Ended December 31,	2007	2006	2005
Net income	$15,627	$21,372	$15,772
Other comprehensive income:
Unrealized holding gain (loss) on available for sale securities arising during the period on securities held at end of period, net of tax of $830, $306, and $1,410, respectively	1,542	568	(2,622)
Reclassification adjustment for prior period unrealized loss previously reported in other comprehensive income recognized during current period, net of tax of $5, $22, and $3, respectively	10	40	5
Change in unfunded portion of postretirement benefit obligation, net of tax of $603	1,120
Other comprehensive income (loss)	2,672	608	(2,617)
Comprehensive income	$18,299	$21,980	$13,155
See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity

(In thousands, except per share data)					Accumulated Other	Total
Years Ended	Common Stock		Capital	Retained	Comprehensive	Shareholders’
December 31, 2007, 2006, and 2005	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity[1]
Balance at January 1, 2005	6,784	$848	$17,427	$112,475	$700	$131,450
Net income				15,772		15,772
Other comprehensive loss					(2,617)	(2,617)
Cash dividends declared, $1.32 per share				(8,961)		(8,961)
Purchase of common stock	(17)	(2)	(44)	(525)		(571)
Stock options exercised, including related tax benefits	31	4	770			774
Shares issued pursuant to Employee Stock Purchase Plan	7	1	186			187
Shares issued in connection with the purchase of Citizens Bancorp, Inc.	584	73	18,129			18,202
Balance at December 31, 2005	7,389	924	36,468	118,761	(1,917)	154,236
Net income				21,372		21,372
Other comprehensive income					608	608
Cash dividends declared, $1.43 per share				(10,781)		(10,781)
Purchase of common stock	(26)	(3)	(117)	(700)		(820)
Stock options exercised, including related tax benefits	60	8	1,536			1,544
Shares issued pursuant to Employee Stock Purchase Plan	8	1	222			223
Stock option expense			154			154
Shares issued in connection with the purchase of Citizens National Bancshares, Inc.	464	58	14,938			14,996
Adjustment to initially apply SFAS No. 158, net of tax of $2,407[1]					(4,469)	(4,469)
Balance at December 31, 2006	7,895	988	53,201	128,652	(5,778)	177,063
Net income				15,627		15,627
Other comprehensive income					2,672	2,672
Cash dividends declared, $1.32 per share				(10,082)		(10,082)
Purchase of common stock	(584)	(73)	(6,877)	(11,699)		(18,649)
Stock options exercised, including related tax benefits	63	7	1,540			1,547
Shares issued pursuant to Employee Stock Purchase Plan	11	1	253			254
Stock option expense			59			59
Balance at December 31, 2007	7,385	$923	$48,176	$122,498	$(3,106)	$168,491
See accompanying notes to consolidated financial statements.

1Certain amounts have been revised related to the Company’s postretirement benefits plans and equity accounts. Please refer to Note 1 under the captions “Revised 2006 Balance Sheet and Statement of Changes in Shareholders’ Equity” and “Treasury Stock”.

Consolidated Statements of Cash Flows

Years Ended December 31, (In thousands)	2007	2006	2005
Cash Flows from Operating Activities
Net income	$15,627	$21,372	$15,772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,477	5,826	4,085
Net amortization (accretion) of investment security premiums and discounts:
Available for sale	(1,132)	(424)	323
Held to maturity	1	(25)	(39)
Provision for loan losses	3,638	965	622
Deferred income tax benefit	(1,807)	(1,848)	(194)
Noncash stock option expense	59	125
Mortgage loans originated for sale	(19,684)	(29,539)	(35,456)
Proceeds from sale of mortgage loans	21,081	26,973	35,849
Gains on sale of mortgage loans, net	(591)	(649)	(653)
Gain on sale of credit card portfolio			(700)
Loss (gain) on sale of premises and equipment, net	89	(174)	14
Loss on sale of available for sale investment securities, net		195	3
Increase in accrued interest receivable	(1,602)	(3,450)	(1,705)
Income from company-owned life insurance	(1,242)	(1,301)	(1,162)
Decrease in other assets	1,124	6,157	2,869
Increase in accrued interest payable	1,672	2,594	618
(Decrease) increase in other liabilities	(2,656)	4,409	(1,335)
Gain on sales of discontinued operations		(9,873)
Net cash provided by discontinued operating activities		1,390	1,638
Net cash provided by operating activities	22,054	22,723	20,549
Cash Flows from Investing Activities
Proceeds from maturities and calls of investment securities:
Available for sale	323,155	121,699	164,014
Held to maturity	3,943	5,847	4,314
Proceeds from sale of available for sale investment securities	20,009	19,263	3,038
Purchases of available for sale investment securities:	(555,792)	(138,081)	(158,252)
Loans originated for investment, net of principal collected	(96,376)	(112,426)	(37,461)
Purchase of company-owned life insurance		(1,579)
Payment of prior year accrued purchase price-Citizens Bancorp, Inc.		(21,846)
Net cash acquired in purchase of Citizens National Bancshares, Inc.		1,066
Purchase of Citizens Bancorp, Inc., net of cash acquired		(29)	10,620
Purchase of PNC Military Allotment operations, net of cash acquired	(1,943)
Purchase price refinements of previous acquisitions	50		(205)
Investment in unconsolidated trusts	(696)		(774)
Additions to mortgage servicing rights, net	(94)	(47)
Purchases of premises and equipment	(5,245)	(9,682)	(3,341)
Proceeds from sale of equipment	330	720	124
Net cash received on disposal of discontinued operations		47
Net cash provided by discontinued investing activities		9,384	15,058
Net cash used in investing activities	(312,659)	(125,664)	(2,865)
Cash Flows from Financing Activities
Net increase in deposits	8,407	123,728	29,891
Net increase in federal funds purchased and other short-term borrowings	4,037	1,722	10,767
Proceeds from securities sold under agreements to purchase and other long-term debt	249,196	26,198	27,774
Repayments of securities sold under agreements to purchase and other long-term debt	(20,879)	(13,496)	(7,750)
Dividends paid	(11,118)	(9,553)	(8,949)
Purchase of common stock	(18,649)	(820)	(571)
Shares issued under Employee Stock Purchase Plan	254	223	187
Stock options exercised and related tax benefits	1,669	1,697	880
Net cash provided by (used in) discontinued financing activities		3,710	(12,607)
Net cash provided by financing activities	212,917	133,409	39,622
Net (decrease) increase in cash and cash equivalents	(77,688)	30,468	57,306
Less: net increase in cash and cash equivalents of discontinued operations		(4,658)	(4,089)
Net (decrease) increase in cash and cash equivalents from continuing operations	(77,688)	25,810	53,217
Cash and cash equivalents from continuing operations at beginning of year	156,828	131,018	77,801
Cash and cash equivalents from continuing operations at end of year	$79,140	$156,828	$131,018

(table continues on next page)

Supplemental Disclosures
Cash paid during the year for:
Interest	$54,367	$42,685	$26,973
Income taxes	9,854	4,900	2,725
Transfers from loans to repossessed assets	3,952	1,973	2,751
Cash dividend declared and unpaid at year-end	2,436	3,472	2,244
Issuance of 464 and 584 shares of common stock to acquire Citizens National Bancshares, Inc. and Citizens Bancorp, Inc., respectively		14,996	18,202
Acquisition purchase price payable at year-end			21,846
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

Principles of Consolidation and Nature of Operations
The consolidated financial statements include the accounts of Farmers Capital Bank Corporation (the "Company"), a financial holding company, and its bank and nonbank subsidiaries. Bank subsidiaries include Farmers Bank & Capital Trust Co. (“Farmers Bank”) in Frankfort, KY and its wholly-owned subsidiaries Leasing One Corporation (“Leasing One”) and Farmers Capital Insurance Corporation (“Farmers Insurance”). Leasing One is a commercial leasing company in Frankfort, KY and Farmers Insurance is an insurance agency in Frankfort, KY; Farmers Bank and Trust Company in Georgetown, KY (“Farmers Georgetown”) including its formerly wholly-owned subsidiary Pro Mortgage Partners, LLC (“Pro Mortgage”), a mortgage brokerage company established in 2004 that was merged into Farmers Georgetown at year-end 2007; First Citizens Bank in Elizabethtown, KY (“First Citizens”); United Bank & Trust Co. in Versailles, KY; The Lawrenceburg Bank and Trust Company in Harrodsburg, KY; Kentucky Banking Centers, Inc. (“KBC”) in Glasgow, KY, which was sold during 2006; Citizens Bank of Northern Kentucky, Inc. in Newport, KY (“Citizens Northern”); and Citizens Bank of Jessamine County in Nicholasville, KY (“Citizens Jessamine”). The Company has three active nonbank subsidiaries, FCB Services, Inc. (“FCB Services”), Kentucky General Holdings, LLC (“Kentucky General”), and FFKT Insurance Services, Inc. (“FFKT Insurance”). FCB Services is a data processing subsidiary located in Frankfort, KY, which provides services to the Company’s banks as well as other unaffiliated entities. Kentucky General holds a 50% voting interest in KHL Holdings, LLC, which is the parent company of Kentucky Home Life Insurance Company. FFKT Insurance is a captive property and casualty insurance company insuring primarily deductible exposures and uncovered liability related to properties of the Company. All significant intercompany transactions and balances are eliminated in consolidation.

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

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates used in the preparation of the financial statements are based on various factors including the current interest rate environment and the general strength of the local economy.  Changes in the overall interest rate environment can significantly affect the Company's net interest income and the value of its recorded assets and liabilities. Actual results could differ from those estimates used in the preparation of the financial statements. The allowance for loan losses, carrying value of real estate, actuarial assumptions used to calculate postretirement benefits, and the fair values of financial instruments are estimates that are particularly subject to change.

Revised 2006 Balance Sheet and Statement of Changes in Shareholders’ Equity
At December 31, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. (“SFAS”) 158 for its postretirement benefit plans. During the fourth quarter of 2007 the Company learned that an actuarial error, related to the selection of the appropriate actuarial table, caused the amount recorded upon adoption to be incorrect. The previously recorded adjustment upon adoption was $3,091,000; it should have been $4,469,000. Although the error was not material to the 2006 consolidated financial statements, the Company determined that the 2006 amount should be revised because correcting the error through the 2007 consolidated financial statements would have resulted in a material misstatement of other comprehensive income within the consolidated statement of comprehensive income. Accordingly, other assets, other liabilities, and the comprehensive income component of shareholders’ equity have been revised to reflect the correct balance. These revisions increased total assets at December 31, 2006 by $742,000, increased total liabilities by $2,120,000, and reduced total shareholders’ equity by $1,378,000 or less than 1%; no revision to the 2006 statement of income was required. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 108, the Company’s consolidated balance sheet and statement of changes in shareholders’ equity for 2006 is presented as revised in this 2007 annual report on Form 10-K.

Reclassifications
Certain amounts in the accompanying consolidated financial statements presented for prior years have been reclassified to conform to the 2007 presentation. These reclassifications do not affect net income or total shareholders' equity as previously reported.

Segment Information
The Company provides a broad range of financial services to individuals, corporations, and others through its 36 banking locations throughout Central and Northern Kentucky. These services primarily include the activities of lending and leasing, receiving deposits, providing cash management services, safe deposit box rental, and trust activities. Operations are managed and financial performance is evaluated at the subsidiary level. The Company’s chief decision makers monitor the results of the various banking products and services of its subsidiaries. Accordingly, all of the Company’s operations are considered by management to be aggregated in one reportable operating segment; commercial and retail banking.

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

Investment Securities
Investments in debt and equity securities are classified into three categories. Securities that management has the positive intent and ability to hold until maturity are classified as held to maturity. Securities that are bought and held specifically for the purpose of selling them in the near term are classified as trading securities. The Company had no securities classified as trading during 2007, 2006, or 2005. All other securities are classified as available for sale.  Securities are designated as available for sale if they might be sold before maturity. Securities classified as available for sale are carried at estimated market value. Unrealized holding gains and losses for available for sale securities are reported net of deferred income taxes in other comprehensive income.  Investments classified as held to maturity are carried at amortized cost.  Interest income includes amortization and accretion of purchase premiums or discounts. Premiums and discounts on securities are amortized using the interest method over the expected life of the securities. Realized gains and losses on the sales of securities are recorded on the trade date and computed on the basis of specific identification of the adjusted cost of each security and are included in noninterest income. A decline in the market value of any available for sale or held to maturity security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. In estimating other-than-temporary losses, management considers each of the following: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. Federal Home Loan Bank (“FHLB”) and Federal Reserve Board stock is carried at cost.

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

Loans Held for Sale
The Company’s operations include a limited amount of mortgage banking. Mortgage banking activities include the origination of fixed-rate residential mortgage loans for sale to various third-party investors. Mortgage loans originated and intended for sale in the secondary market, principally under programs with the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, and other commercial lending institutions are carried at the lower of cost or estimated market value determined in the aggregate and are included in net loans on the balance sheet until sold. These loans are sold with the related servicing rights either retained or released by the Company depending on the economic conditions present at the time of origination. Mortgage loans held for sale included in net loans totaled $1,386,000 and $2,921,000 at December 31, 2007 and December 31, 2006, respectively. Mortgage banking revenues, including origination fees, servicing fees, net gains or losses on sales of mortgages, and other fee income were .6%, .8%, and .9% of the Company’s total revenue for the years ended December 31, 2007, 2006, and 2005, respectively.

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

The risk-rated methodology includes segregating watch list and past due loans from the general portfolio and allocating specific amounts to these loans depending on their status. For example, watch list loans, which may be identified by the internal loan review risk-rating system or by regulatory examiner classification, are assigned a certain loss percentage while loans past due 30 days or more are assigned a different loss percentage. Each of these percentages considers past experience as well as current factors. The remainder of the general loan portfolio is segregated into three components having similar risk characteristics as follows:  commercial loans, consumer loans, and real estate loans. Each of these components is assigned a loss percentage based on their respective three year historical loss percentage. Additional allocations to the allowance may then be made for subjective factors, such as those mentioned above, as determined by senior managers who are knowledgeable about these matters. During 2007, the Company further identified signs of deterioration in certain real estate development loans and specific allowances related to these loans were recorded.

The Company accounts for impaired loans in accordance with the SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition. SFAS No. 114, as amended, requires that impaired loans be measured at the present value of expected future cash flows, discounted at the loan’s effective interest rate, at the loan’s observable market price, or at the fair value of the collateral if the loan is collateral dependent. A loan is impaired when full payment under the contractual terms is not expected. Generally, impaired loans are also in nonaccrual status. In certain circumstances, however, the Company may continue to accrue interest on an impaired loan. Cash receipts on impaired loans are typically applied to the recorded investment in the loan, including any accrued interest receivable. Loans that are part of a large group of smaller-balance homogeneous loans, such as residential mortgage, consumer, and smaller-balance commercial loans, are collectively evaluated for impairment and, accordingly, they are not separately identified for impairment disclosures.

Mortgage Servicing Rights
Mortgage servicing rights are recognized in other intangible assets on the Company’s consolidated balance sheet for the allocated cost of retained servicing rights on loans sold. Mortgage servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates. Any impairment of a grouping is reported as a valuation allowance. Capitalized mortgage servicing rights were $413,000 and $496,000 at December 31, 2007 and 2006. No impairment of the asset was determined to exist on either of these dates.

Fair Value of Financial Instruments
Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.

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

Other Real Estate
Other real estate owned and held for sale, included with other assets in the accompanying consolidated balance sheets, includes properties acquired by the Company through actual loan foreclosures. Other real estate owned is carried at the lower of cost or fair value less estimated costs to sell. Fair value is the amount that the Company could reasonably expect to receive in a current sale between a willing buyer and a willing seller, other than in a forced or liquidation sale. Fair value of assets is measured by the market value based on comparable sales. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs after acquisition are expensed. Other real estate owned included in the consolidated balance sheets was $6,044,000 and $5,031,000 at December 31, 2007 and 2006, respectively.

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

Company-owned Life Insurance
The Company has purchased life insurance policies on certain key employees with their knowledge and written consent. Company-owned life insurance is recorded at its cash surrender value, i.e. the amount that can be realized, on the consolidated balance sheet. The related change in cash surrender value and proceeds received under the policies are reported on the consolidated statement of income under the caption “Income from company-owned life insurance”.

Net Income Per Common Share
Basic net income per common share is determined by dividing net income by the weighted average total number of shares of common stock outstanding. Diluted net income per common share is determined by dividing net income by the total weighted average number of shares of common stock outstanding, plus the total weighted average number of shares that would be issued upon exercise of dilutive stock options assuming proceeds are used to repurchase shares pursuant to the treasury stock method. Net income per common share computations were as follows at December 31, 2007, 2006, and 2005.

(In thousands, except per share data) Years Ended December 31,	2007	2006	2005

Net income, basic and diluted	$15,627	$21,372	$15,772

Average shares outstanding	7,706	7,511	6,831
Effect of dilutive stock options		15	33
Average diluted shares outstanding	7,706	7,526	6,864

Net income per share, basic	$2.03	$2.85	$2.31
Net income per share, diluted	2.03	2.84	2.30

Income from continuing operations, basic and diluted	$15,627	$13,665	$14,532

Income per share from continuing operations, basic	$2.03	$1.82	$2.13
Income per share from continuing operations, diluted	2.03	1.82	2.12

Income from discontinued operations, basic and diluted	$0	$7,707	$1,240

Income per share from discontinued operations, basic	$0	$1.03	$.18
Income per share from discontinued operations, diluted	0	1.02	.18

Stock options for 62,621, 62,621, and 38,049 shares of common stock were not included in the determination of dilutive earnings per share for 2007, 2006, and 2005 because they were antidilutive.

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

Treasury Stock
The Company previously accounted for the purchase of its outstanding shares as treasury stock using the cost method. Under this method, the cost of shares purchased is shown as a single amount in shareholders’ equity. Since the Commonwealth of Kentucky does not recognize the concept of treasury stock, during the third quarter of 2007 the Company changed its previous presentation to conform to its current presentation that displays purchased shares as retired. The current presentation allocates a portion of the purchase price of shares that are retired to each of the following balance sheet line items: common stock, capital surplus, and retained earnings. The reclassification of previous periods to their current presentation, including $42,399,000 in cumulative stock repurchased at December 31, 2006, had no impact on net income or total shareholders’ equity.

Dividend Restrictions
Banking regulations require maintaining certain capital levels and may limit the dividends paid to the Company by its bank subsidiaries or by the Company to its shareholders.

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

Prior to January 1, 2006, the Company accounted for its Plan under the recognition and measurement provisions of APB Opinion No. 25 and related interpretations as allowed by SFAS No. 123. Under the modified prospective transition method of SFAS No. 123(R), prior year financial statement amounts are not restated. The table below presents the effect on net income and earnings per share as if expense was measured using the fair value recognition provisions of SFAS No. 123 for the year ended December 31, 2005.

(In thousands, except per share data) Years Ended December 31,	2005
Net Income
As reported	$15,772
Add: Stock-based compensation expense included in reported net income
Less: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(112)
Proforma	$15,660
Net Income Per Common Share
Basic, as reported	$2.31
Basic, proforma	2.29

Diluted, as reported	2.30
Diluted, proforma	2.28

Income From Continuing Operations
As reported	$14,532
Add: Stock-based compensation expense included in reported net income
Less: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(100)
Proforma	$14,432
Income Per Common Share From Continuing Operations
Basic, as reported	$2.13
Basic, proforma	2.11

Diluted, as reported	2.12
Diluted, proforma	2.10

Income From Discontinued Operations
As reported	$1,240
Add: Stock-based compensation expense included in reported net income
Less: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(12)
Proforma	$1,228
Income Per Common Share From Discontinued Operations
Basic and diluted, as reported	$.18
Basic and diluted, proforma	.18

The fair value of options granted is estimated as of the measurement date using the Black-Scholes option pricing model. Following are the weighted average assumptions used and estimated fair market value for the Employee Stock Purchase Plan (“ESPP”).

	ESPP
	2007	2006	2005
Dividend yield	3.97%	3.88%	3.82%
Expected volatility	15.3	14.0	13.0
Risk-free interest rate	4.75	4.70	2.98
Expected life (in years)	.25	.25	.25

Fair value	$5.12	$5.75	$5.97

The Plan provides for the granting of options to purchase up to 450,000 shares of the Company’s common stock at a price equal to the fair market value of the Company’s common stock on the date the option is granted. The term of the options expires after ten years from the date on which the options are granted. Options granted under the Plan vest ratably over various time periods ranging from three to seven years. All options granted must be held for a minimum of one year before they can be exercised. Forfeited options are available for the granting of additional stock options under the Plan. Options forfeited from the initial grant in 1997 were used to grant options during 2000 and 2004. At December 31, 2007 there were 5,715 options available for future grants under the Plan.

The Company’s ESPP was approved by its shareholders at the Company’s 2004 annual meeting. The purpose of the ESPP is to provide a means by which eligible employees may purchase, at a discount, shares of common stock of the Company through payroll withholding. The purchase price of the shares is equal to 85% of their fair market value on specified dates as defined in the plan. The ESPP was effective beginning July 1, 2004. There were 10,557, 8,161, and 6,883 shares issued under the plan during 2007, 2006, and 2005, respectively. Compensation expense related to the ESPP included in the accompanying statements of income was $47,000 and $42,000 in 2007 and 2006, respectively. Compensation cost related to the ESPP included in the proforma net income disclosure in the table above was $25,000 for 2005.

Adoption of New Accounting Standards
Effective January 1, 2007 the Company adopted FASB Interpretation No. (“FIN”) 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. FIN 48 clarifies certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions taken or expected to be taken in a tax return. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Adoption of FIN 48 did not have a material impact on the Company’s results of operations and consolidated financial condition.

Effective January 1, 2007 the Company adopted SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS No. 133 and SFAS No. 140. This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS No. 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Adoption of SFAS No. 155 did not have a material impact on the Company’s results of operations and consolidated financial condition.

On January 1, 2007 the Company adopted SFAS No. 156, "Accounting for Servicing of Financial Assets”. This Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. Adoption of SFAS No. 156 did not have a material impact on the Company’s results of operations and consolidated financial condition.

Recently Issued But Not Yet Effective Accounting Standards
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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the financial position and results of operations of KBC and Farmers Georgetown’s Branches were removed from the respective line items of the Company’s financial statements and presented separately as discontinued operations. Following are condensed combined balance sheets and statements of income for KBC and Farmers Georgetown’s Branches for the period indicated.

Condensed Combined Balance Sheets – Discontinued Operations
(In thousands)	November 30, 2006
Assets
Cash and cash equivalents	$13,544
Investment securities	32,276
Loans, net	88,631
Premises and equipment, net	4,978
Other assets	5,118
Total assets	$144,547
Liabilities
Deposits	$146,208
Other borrowed funds	1,459
Other liabilities	921
Total liabilities	148,588

Net liabilities	$4,041

Condensed Combined Statements of Income – Discontinued Operations
(In thousands)	Eleven months ended November 30, 2006	Year ended December 31, 2005
Interest income	$9,008	$8,443
Interest expense	3,696	3,370
Net interest income	5,312	5,073
Provision for loan losses	17	96
Noninterest income	1,272	1,305
Noninterest expense	4,597	4,559
Income tax expense	679	483
Net income	$1,291	$1,240

3. Investment Securities

The following summarizes the amortized cost and estimated fair values of the securities portfolio at December 31, 2007.  The summary is divided into available for sale and held to maturity securities.

	Amortized	Gross	Gross	Estimated
December 31, 2007 (In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$88,226	$332	$36	$88,522
Obligations of states and political subdivisions	93,430	1,165	414	94,181
Mortgage-backed securities	343,189	1,042	1,055	343,176
U.S. Treasury securities	863			863
Money market mutual funds	1,396			1,396
Equity securities	9,363			9,363
Other	5,792		660	5,132
Total securities – available for sale	$542,259	$2,539	$2,165	$542,633
Held To Maturity
Obligations of states and political subdivisions	$3,844	$19	$0	$3,863

The following summarizes the amortized cost and estimated fair values of the securities portfolio at December 31, 2006.

	Amortized	Gross	Gross	Estimated
December 31, 2006 (In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$142,128	$74	$370	$141,832
Obligations of states and political subdivisions	87,974	939	766	88,147
Mortgage-backed securities	88,607	87	1,978	86,716
U.S. Treasury securities	484			484
Money market mutual funds	1,396			1,396
Equity securities	7,910			7,910
Total securities – available for sale	$328,499	$1,100	$3,114	$326,485
Held To Maturity
Obligations of states and political subdivisions	$7,788	$61	$0	$7,849

The amortized cost and estimated fair value of the securities portfolio at December 31, 2007, by contractual maturity, are detailed below. The summary is divided into available for sale and held to maturity securities. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities in the available for sale portfolio consist primarily of restricted FHLB and Federal Reserve Board stocks, which have no stated maturity and are not included in the maturity schedule that follows.

Mortgage-backed securities are stated separately due to the nature of payment and prepayment characteristics of these securities, as principal is not due at a single date.

	Available For Sale		Held To Maturity
	Amortized	Estimated	Amortized	Estimated
December 31, 2007 (In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$68,516	$68,527	$1,980	$1,995
Due after one year through five years	61,939	62,396	789	793
Due after five years through ten years	39,519	39,960
Due after ten years	19,733	19,211	1,075	1,075
Mortgage-backed securities	343,189	343,176
Total	$532,896	$533,270	$3,844	$3,863

Gross gains of $0, $26,000 and $5,000 in 2007, 2006, and 2005, respectively, were realized on the sale of investment securities. Gross losses of $0, $221,000, and $8,000 were realized during 2007, 2006, and 2005, respectively.

Investment securities with a carrying value of $461,593,000 and $288,968,000 at December 31, 2007 and 2006 were pledged to secure public and trust deposits, repurchase agreements, and for other purposes.

Investment securities with unrealized losses at year-end 2007 and 2006 not recognized in income are presented in the tables below. The tables segregate investment securities that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or more. The table also includes the fair value of the related securities.

	Less than 12 Months		12 Months or More		Total
December 31, 2007 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$999	$4	$11,159	$33	$12,158	$36
Obligations of states and political subdivisions	7,734	82	21,323	331	29,057	414
Mortgage-backed securities	11,004	46	45,740	1,009	56,744	1,055
Other	5,132	660			5,132	660
Total	$24,869	$792	$78,222	$1,373	$103,091	$2,165

	Less than 12 Months		12 Months or More		Total
December 31, 2006 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$25,591	$34	$34,949	$336	$60,540	$370
Obligations of states and political subdivisions	12,756	63	25,793	703	38,549	766
Mortgage-backed securities	2,467	6	68,993	1,972	71,460	1,978
Total	$40,814	$103	$129,735	$3,011	$170,549	$3,114

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

4. Loans

Major classifications of loans are summarized as follows.

December 31, (In thousands)	2007	2006
Commercial, financial, and agricultural	$154,015	$197,613
Real estate – construction	254,788	176,779
Real estate mortgage – residential	405,992	381,081
Real estate mortgage – farmland and other commercial enterprises	394,900	351,793
Installment loans	52,028	57,116
Lease financing	34,109	37,522
Total loans	1,295,832	1,201,904
Less unearned income	(3,847)	(4,068)
Total loans, net of unearned income	$1,291,985	$1,197,836

Loans to directors, executive officers, and principal shareholders (including loans to affiliated companies of which they are principal owners) and loans to members of the immediate family of such persons were $29,275,000 and $25,903,000 at December 31, 2007 and 2006, respectively. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectibility. An analysis of the activity with respect to these loans is presented in the table below.

(In thousands)	Amount
Balance, December 31, 2006	$25,903
New loans	21,442
Repayments	(16,440)
Loans no longer meeting disclosure requirements, new loans meeting disclosure requirements, and other adjustments	(1,630)
Balance, December 31, 2007	$29,275

5. Allowance for Loan Losses

Activity in the allowance for loan losses was as follows.

Years Ended December 31, (In thousands)	2007	2006	2005
Balance, beginning of year	$11,999	$11,069	$11,043
Acquisition of Citizens National Bancshares, Inc.		1,066
Acquisition of Citizens Bancorp, Inc.			1,410
Provision for loan losses	3,638	965	622
Recoveries	733	678	439
Loans charged off	(2,154)	(1,779)	(2,445)
Balance, end of year	$14,216	$11,999	$11,069

The Company's charge-off policy for impaired loans does not differ from the charge-off policy for loans outside the definition of SFAS No. 114. Loans that are delinquent in excess of 120 days are charged off unless the collateral securing the debt is of such value that any loss appears to be unlikely.

Individually impaired loans were as follows for the dates indicated.

Years Ended December 31, (In thousands)	2007	2006
Year-end loans with no allocated allowance for loan losses	$1,877	$3,153
Year-end loans with allocated allowance for loan losses	28,127	1,920
Total	$30,004	$5,073

Amount of the allowance for loan losses allocated	$1,834	$105

Years Ended December 31, (In thousands)	2007	2006	2005
Average of individually impaired loans during year	$13,037	$5,151	$768
Interest income recognized during impairment	1,382	323
Cash-basis interest income recognized	683

Nonperforming loans were as follows.

December 31, (In thousands)	2007	2006
Nonaccrual loans	$18,073	$1,462
Loans past due 90 days or more and still accruing	2,977	2,856
Total nonperforming loans	$21,050	$4,318

6. Premises and Equipment

Premises and equipment consist of the following.

December 31, (In thousands)	2007	2006
Land, buildings, and leasehold improvements	$48,767	$45,652
Furniture and equipment	20,180	21,470
Total premises and equipment	68,947	67,122
Less accumulated depreciation and amortization	(30,284)	(29,347)
Premises and equipment, net	$38,663	$37,775

Depreciation and amortization of premises and equipment was $3,938,000, $3,617,000, and $3,140,000, in 2007, 2006, and 2005, respectively.

7. Deposit Liabilities

At December 31, 2007 the scheduled maturities of time deposits were as follows.

(In thousands)	Amount
2008	$630,507
2009	90,041
2010	28,120
2011	11,565
2012	7,436
Thereafter	2,352
Total	$770,021

Time deposits of $100,000 or more at December 31, 2007 and 2006 were $252,503,000 and $215,369,000, respectively.  Interest expense on time deposits of $100,000 or more was $11,869,000, $6,865,000, and $3,895,000 for 2007, 2006, and 2005, respectively.

Deposits from directors, executive officers, and principal shareholders (including deposits from affiliated companies of which they are principal owners) and deposits from members of the immediate family of such persons were $40,751,000 and $39,403,000 at December 31, 2007 and 2006, respectively. Such deposits were accepted in the normal course of business on substantially the same terms as those prevailing at the time for comparable transactions with other customers.

8. Federal Funds Purchased and Other Short-term Borrowings

Federal funds purchased and other short-term borrowings represent borrowings with an original maturity of less than one year. Substantially all of the total short-term borrowings are made up of federal funds purchased and securities sold under agreements to repurchase, which represents borrowings that generally mature one business day following the date of the transaction. Information on federal funds purchased and other short-term borrowings is as follows.

December 31, (Dollars in thousands)	2007	2006
Federal funds purchased and securities sold under agreement to repurchase	$80,315	$67,941
FHLB advances		8,000
Other	440	777
Total short-term	$80,755	$76,718

Average balance during the year	$97,192	$97,489
Maximum month-end balance during the year	155,362	113,926
Average interest rate during the year	4.63%	4.80%
Average interest rate at year-end	3.71	4.55

9. Securities Sold Under Agreements to Repurchase and Other Long-term Borrowings

Long-term securities sold under agreements to repurchase and other borrowings represent borrowings with an original maturity of one year or more. The table below displays a summary of the ending balance and average rate for borrowed funds on the dates indicated.

		Average		Average
December 31, (Dollars in thousands)	2007	Rate	2006	Rate
FHLB advances	$66,526	4.65%	$61,174	4.51%
Subordinated notes payable	48,970	6.71	25,774	6.96
Securities sold under agreements to repurchase	200,000	3.95
Other	813	2.32	1,044	2.32
Total long-term	$316,309	4.52%	$87,992	5.20%

Long-term FHLB advances are made pursuant to several different credit programs, which have their own interest rates and range of maturities. Interest rates on FHLB advances are fixed and range between 3.84% and 6.90%, averaging 4.65%, over a remaining maturity period of up to 13 years as of December 31, 2007. Approximately $10.0 million of the total long-term advances from FHLB are convertible to a floating interest rate. These advances may convert, at FHLB’s option, to a floating interest rate indexed to LIBOR only if LIBOR equals or exceeds 7%. At year-end 2007, three-month LIBOR was at 4.70%.

For FHLB advances, the subsidiary banks pledge FHLB stock and fully disbursed, otherwise unencumbered, 1-4 family first mortgage loans as collateral for these advances as required by the FHLB. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to an additional $117,524,000 at year-end 2007. In addition, the Company has a $15.0 million unsecured line of credit with an unrelated financial institution available for general corporate purposes. This line of credit matures in June 2008 and bears interest at three-month LIBOR plus 125 basis points.

During 2005 the Company completed two private offerings of trust preferred securities through two separate Delaware statutory trusts sponsored by the Company.  Farmers Capital Bank Trust I (“Trust I”) sold $10,000,000 of preferred securities and Farmers Capital Bank Trust II (“Trust II”) sold $15,000,000 of preferred securities.  The proceeds from the offerings were used to fund the cash portion of the Citizens Bancorp acquisition.

Farmers Capital Bank Trust III (“Trust III”), a Delaware statutory trust sponsored by the Company, was formed during 2007 for the purpose of financing the cost of acquiring Company shares under a share repurchase program. Trust III sold $22,500,000 of 6.60% (fixed through November 2012, thereafter at a variable rate of interest, reset quarterly, equal to the 3-month LIBOR plus a predetermined spread of 132 basis points) trust preferred securities to the public. The trust preferred securities, which pay interest quarterly, mature on November 1, 2037, or may be redeemed by the Trust at par any time on or after November 1, 2012. Trust I, Trust II, and Trust III are hereafter collectively referred to as the “Trusts”.

The Trusts used the proceeds from the sale of preferred securities, plus capital contributed to establish the trusts, to purchase the Company’s subordinated notes in amounts and bearing terms that parallel the amounts and terms of the respective preferred securities.  The subordinated notes to Trust I and Trust II mature in 2035 and in 2037 for Trust III, and bear a floating interest rate (current three-

month LIBOR plus 150 basis points in the case of the notes held by Trust I, current three-month LIBOR plus 165 basis points in the case of the notes held by Trust II, and current three-month LIBOR plus 132 basis points in the case of the notes held by Trust III).  Interest on the notes is payable quarterly.

The subordinated notes are redeemable in whole or in part, without penalty, at the Company’s option on or after September 30, 2010 and mature on September 30, 2035 with respect to Trust I and Trust II.  For Trust III, the subordinated notes are redeemable in whole or in part, with out penalty, at the Company’s option on or after November 1, 2012. The notes are junior in right of payment of all present and future senior indebtedness. At December 31, 2007 the balance of the subordinated notes payable to Trust I, Trust II, and Trust III was $10,310,000, $15,464,000, and $23,196,000, respectively. The interest rates in effect as of the last determination date in 2007 were 6.73%, 6.88%, and 6.60% for Trust I, Trust II, and Trust III, respectively. For 2006 these rates were 6.87% and 7.02% for Trust I and Trust II, respectively.

Under FASB Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities”, the Company does not consolidate the Trusts into its financial statements.  Accordingly, the Company does not report the securities issued by the Trusts as liabilities, but instead reports as liabilities the subordinated notes issued by the Company and held by the Trusts.  The Company, which owns all of the common securities of the Trusts, accounts for its investment in each of the Trusts as assets.  The Company records interest expense on the corresponding notes issued to the Trusts on its statement of income.

The subordinated notes may be included in Tier 1 capital (with certain limitations applicable) under current regulatory capital guidelines and interpretations.  The amount of subordinated notes in excess of the limit may be included in Tier 2 capital, subject to restrictions.

During 2007, the Company entered into a balance sheet leverage transaction whereby it borrowed $200,000,000 in multiple fixed rate repurchase agreements with an initial weighted average cost of 3.95% and invested the proceeds in Government National Mortgage Association (“GNMA”) bonds, which were pledged as collateral. The Company is required to secure the borrowed funds by GNMA bonds valued at 106% of the outstanding principal balance. The borrowings have original maturity dates ranging from three to 10 years, with a weighted average maturity of 6.5 years and are callable quarterly after time periods ranging from one to five years. The repurchase agreements are held by each of the Company’s subsidiary banks and are guaranteed by the Parent Company.

Maturities of long-term borrowings at December 31, 2007 are as follows.

(In thousands)	Amount
2008	$10,802
2009	13,787
2010	50,783
2011	5,613
2012	61,486
Thereafter	173,838
Total	$316,309

10.  Income Taxes

The components of income tax expense are as follows.

Continuing Operations

December 31, (In thousands)	2007	2006	2005
Currently payable	$6,094	$5,208	$3,985
Deferred	(1,807)	(1,848)	(194)
Total applicable to continuing operations	4,287	3,360	3,791
Deferred tax (credited) charged to components of shareholders’ equity:
Unfunded status of postretirement benefits	(139)	1,664
Net unrealized securities gains (losses)	836	237	(1,362)
Total income taxes from continuing operations	$4,984	$5,261	$2,429

Discontinued Operations

December 31, (In thousands)	2006	2005
Currently payable	$4,287	$294
Deferred	(152)	189
Total applicable to discontinued operations	4,135	483
Deferred tax charged to components of shareholders’ equity:
Net unrealized securities gains (losses)	90	(47)
Total income taxes from discontinued operations	$4,225	$436

An analysis of the difference between the effective income tax rates and the statutory federal income tax rate follows.

Continuing Operations

December 31,	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
Changes from statutory rates resulting from:
Tax-exempt interest	(8.1)	(9.7)	(8.3)
Nondeductible interest to carry tax-exempt obligations	1.1	1.2	.7
Tax credits	(2.7)	(3.8)	(3.6)
Premium income not subject to tax	(1.9)	(2.4)	(.2)
Company-owned life insurance	(2.1)	(2.4)	(1.9)
Other, net	.2	1.8	(1.0)
Effective tax rate on pretax income from continuing operations	21.5%	19.7%	20.7%

Discontinued Operations

December 31,	2006	2005
Federal statutory rate	35.0%	35.0%
Changes from statutory rates resulting from:
Tax-exempt interest	(.7)	(5.4)
Nondeductible interest to carry tax-exempt obligations	.1	.6
Company-owned life insurance	(.2)	(1.1)
Other, net	.7	(1.1)
Effective tax rate on pretax income from discontinued operations	34.9%	28.0%

The tax effects of the significant temporary differences that comprise deferred tax assets and liabilities at December 31, 2007 and 2006 follows.

December 31, (In thousands)	2007	2006
Assets
Allowance for loan losses	$4,891	$4,122
Unrealized losses on available for sale investment securities, net		705
Deferred directors’ fees	242	131
Postretirement benefit obligations	3,894	3,251
Stock options	35	513
Commissions		12
Self-funded insurance	269	279
Paid time off	614	455
Other	7	157
Total deferred tax assets	9,952	9,625
Liabilities
Depreciation	533	925
Unrealized gains on available for sale investment securities, net	131
Prepaid expenses	636	590
Discount on investment securities	1,012	1,040
Deferred loan fees	1,197	1,000
Lease financing operations	1,502	1,942
Intangibles	2,577	2,874
Total deferred tax liabilities	7,588	8,371
Net deferred tax asset	$2,364	$1,254

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2007.

The Company had no unrecognized tax benefits as of January 1, 2007 and did not recognize any increase in unrecognized benefits during 2007 relative to any tax positions taken in 2007. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income tax expense accounts; no such accruals existed as of December 31, 2007. The Company files U.S. federal and various state income tax returns. The Company is no longer subject to income tax examinations by taxing authorities for the years before 2004.

11.  Retirement Plans

The Company maintains a salary savings plan that covers substantially all employees. The Company matches all eligible voluntary tax deferred employee contributions up to 6% of the participant's compensation. The Company may, at the discretion of the Board, contribute an additional amount based upon a percentage of covered employees' salaries. The Company made a 2% discretionary contribution to the plan during 2007 and a 4% discretionary contribution in 2006 and 2005. Discretionary contributions are allocated among participants in the ratio that each participant’s compensation bears to all participants’ compensation. Eligible employees are presented with various investment alternatives related to the salary savings plan. Those alternatives include various stock and bond mutual funds that vary from traditional growth funds to more stable income funds. Company shares are not an available investment alternative in the salary savings plan.

The Company previously maintained an Employee Stock Ownership Plan (“ESOP”) for its employees. During 2007, the Company terminated the ESOP. Participants in the ESOP had various options upon termination of the plan, including liquidating Company stock and rolling over the proceeds into the Company’s salary savings plan. There were no contributions to the ESOP in any of the years in the three-year period ended December 31, 2007. The fair market value of Company shares held by the ESOP at the date of termination was $2,173,000. The fair market value of Company shares held by the ESOP at year-end 2006 was $2,459,000.

In connection with the acquisition of Citizens Northern, the Company acquired a nonqualified supplemental retirement plan for certain key employees. Benefits provided under this plan are unfunded, and payments to plan participants are made by the Company.

The following schedules set forth a reconciliation of the changes in the plans benefit obligation and funded status for the years ended December 31, 2007 and 2006.

(In thousands)	2007	2006
Change in Benefit Obligation
Obligation at beginning of year	$561	$374
Service cost	31	41
Interest cost	32	22
Actuarial (gain) loss	(157)	124
Benefit payments	(5)
Obligation at end of year	$462	$561

The following table provides disclosure of the net periodic benefit cost as of December 31 for the years indicated.

(In thousands)	2007	2006
Service cost	$31	$41
Interest cost	32	21
Recognized net actuarial loss	22	17
Net periodic benefit cost	$85	$79
Major assumptions:
Discount rate	5.75%	5.75%

The following table presents estimated future benefit payments in the period indicated.

(In thousands)	Supplemental Retirement Plan
2008	$5
2009	5
2010	5
2011	5
2012	5
2013-2017	134
Total	$159

Amounts recognized in accumulated other comprehensive loss as of December 31, 2007 and 2006 are as follows.

(In thousands)	2007	2006
Unrecognized net actuarial loss	$125	$304
Total	$125	$304

The estimated costs that will be amortized from accumulated other comprehensive loss into net periodic cost over the next fiscal year are as follows.

(In thousands)	Supplemental Retirement Plan
Unrecognized net actuarial loss	$8
Total	$8

The total retirement plan expense for 2007, 2006, and 2005 was $1,486,000, $1,427,000, and 1,012,000, respectively.

12.    Common Stock Options

A summary of the activity in the Company’s stock option plan for 2007 is presented below.

	2007
		Weighted
		Average
	Shares	Price
Outstanding at January 1	125,522	$28.62
Exercised	(62,901)	24.61
Outstanding at December 31	62,621	$32.66

Options exercisable at year-end	62,621	$32.66

Options outstanding at year-end 2007 were as follows.

	Outstanding			Exercisable
		Weighted Average
		Remaining Contractual	Weighted Average		Weighted Average
Exercise Price	Number	Life (Years)	Exercise Price	Number	Exercise Price
$29.75	26,572	2.00	$29.75	26,572	$29.75
$34.80	36,049	6.83	34.80	36,049	34.80
Outstanding at year-end	62,621	4.78	$32.66	62,621	$32.66

The aggregate intrinsic value for options outstanding and options exercisable at December 31, 2007 was zero since the exercise price of all options was in excess of the market price of the Company’s stock.

The following table presents further information regarding the Company’s stock option Plan during each of the years indicated.

(In thousands)	2007	2006	2005
Tax benefit realized from options exercised	$123	$168	$109
Total intrinsic value of options exercised	353	479	311
Cash received from options exercised	1,546	1,529	771

There were no modifications or cash paid to settle stock option awards during 2007, 2006, or 2005.

13. Postretirement Medical Benefits

Prior to 2003, the Company provided lifetime medical and dental benefits upon retirement for certain employees meeting the eligibility requirements as of December 31, 1989 (Plan 1). During 2003, the Company implemented an additional postretirement health insurance program (Plan 2). Under Plan 2, any employee meeting the service requirement of 20 years of full time service to the Company and is at least age 55 years of age upon retirement is eligible to continue their health insurance coverage. Under both plans, retirees not yet eligible for Medicare have coverage identical to the coverage offered to active employees. Under both plans, Medicare-eligible retirees are provided with a Medicare Advantage plan. The Company pays 100% of the cost of Plan 1. The Company and the retirees each pay 50% of the cost under Plan 2. Both plans are unfunded.

The following schedules set forth a reconciliation of the changes in the plans benefit obligation and funded status for the years ended December 31, 2007 and 2006.

(In thousands)	2007	2006	[1]
Change in Benefit Obligation
Obligation at beginning of year	$11,164	$9,437
Service cost	441	258
Interest cost	632	415
Prior service cost		299
Actuarial (gain) loss	(981)	1,091
Participant contributions	55	32
Benefit payments	(308)	(368)
Obligation at end of year	$11,003	$11,164

1During the fourth quarter of 2007, the Company learned that an actuarial error caused the amount recorded to accumulated other comprehensive income upon adoption of SFAS No. 158 for its postretirement benefit plans at year-end 2006 to be incorrect. Certain disclosures for 2006 have been revised as a result of the actuarial error. For further information, please refer to the caption “Revised 2006 Balance Sheet and Statement of Changes in Shareholders’ Equity” in Note 1.

The following table provides disclosure of the net periodic benefit cost as of December 31 for the years indicated.

(In thousands)	2007	2006
Service cost	$441	$258
Interest cost	632	415
Amortization of transition obligation	101	102
Recognized prior service cost	299	268
Recognized net actuarial loss	162	21
Net periodic benefit cost	$1,635	$1,064
Major assumptions:
Discount rate	5.75%	5.75%
Retiree participation rate (Plan 1)	100.00	100.00
Retiree participation rate (Plan 2)	72.00	80.00

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. For measurement purposes, the rate of increase in pre-Medicare medical care claims costs was 9% in 2008 grading down by 1% to 7% for 2010, then by .5% to 5% for 2014 and thereafter. For dental claims cost, it was 5% for 2008 and thereafter. A 1% change in the assumed health care cost trend rates would have the following incremental effects:

(In thousands)	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$239	$(185)
Effect on accumulated postretirement benefit obligation	1,928	(1,539)

The following table presents estimated future benefit payments in the period indicated.

(In thousands)	Postretirement Medical Benefits
2008	$356
2009	393
2010	420
2011	436
2012	448
2013-2017	2,718
Total	$4,771

Amounts recognized in accumulated other comprehensive loss as of December 31, 2007 and 2006 are as follows.

(In thousands)	2007	2006
Unrecognized net actuarial loss	$2,554	$3,698
Unrecognized transition obligation	507	609
Unrecognized prior service cost	1,966	2,265
Total	$5,027	$6,572

The estimated costs that will be amortized from accumulated other comprehensive loss into net periodic cost over the next fiscal year are as follows:

(In thousands)	Postretirement Medical Benefits
Unrecognized net actuarial loss	$92
Transition obligation	101
Unrecognized prior service cost	299
Total	$492

14.   Leases

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

(In thousands)	Operating Leases	Capital Lease
2008	$596	$254
2009	525	254
2010	437	254
2011	374	84
2012	282
Thereafter	1,692
Total	$3,906	846
Less: amount representing interest		34
Long-term obligation under capital lease		$812

15. Financial Instruments With Off-Balance Sheet Risk

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Total commitments to extend credit were $233,498,000 and $217,285,000 at December 31, 2007 and 2006, respectively. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit, if deemed necessary by the Company, is based on management's credit evaluation of the counter-party. Collateral held varies, but may include accounts receivable, marketable securities, inventory, premises and equipment, residential real estate, and income producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The credit risk involved in issuing letters of credit is essentially the same as that received when extending credit to customers. The fair value of these instruments is not considered material for disclosure under FIN 45. The Company had $18,337,000 and $16,863,000 in irrevocable letters of credit outstanding at December 31, 2007 and 2006, respectively.

The contractual amount of financial instruments with off-balance sheet risk was as follows at year-end.

December 31,	2007		2006
(In thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$75,053	$158,445	$84,590	$132,695
Standby letters of credit	14,982	3,355	15,102	1,761
Total	$90,035	$161,800	$99,692	$134,456

16.   Concentration of Credit Risk

The Company's bank subsidiaries actively engage in lending, primarily in their home counties and adjacent areas. Collateral is received to support these loans when deemed necessary. The more significant categories of collateral include cash on deposit with the Company's banks, marketable securities, income producing property, commercial real estate, home mortgages, and consumer durables. Loans outstanding, commitments to make loans, and letters of credit range across a large number of industries and individuals. The obligations are significantly diverse and reflect no material concentration in one or more areas, other than most of the Company’s loans are in the Commonwealth of Kentucky.

17. Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. As of December 31, 2007, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material effect upon the consolidated financial statements of the Company.

18. Regulatory Matters

Payment of dividends by the Company's subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. Generally, capital distributions are limited to undistributed net income for the current and prior two years, subject to the capital requirements described below. At December 31, 2007, combined retained earnings of the subsidiary banks were $46,416,000 of which $12,563,000 was available for the payment of dividends in 2008 without obtaining prior approval from bank regulatory agencies.

Included in cash and due from banks is certain noninterest bearing deposits that are held at the Federal Reserve Bank and correspondent banks in accordance with regulatory reserve requirements specified by the Federal Reserve Board of Governors. The reserve requirement was $16,872,000 and $16,897,000 at December 31, 2007 and 2006, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the tables below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). The Company and each of the subsidiary banks meet all capital adequacy requirements to which they are subject as of December 31, 2007.

As of December 31, 2007, the most recent notification from the FDIC categorized the banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the tables. There are no conditions or events since that notification that management believes have changed the institutions’ category.

The capital amounts and ratios of the consolidated Company and the banks are presented in the following tables.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
December 31, 2007 (Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$157,146	11.55%	$54,405	4.00%	N/A	N/A
Farmers Bank & Capital Trust Co.	34,058	9.90	13,764	4.00	$20,646	6.00%
Farmers Bank and Trust Company	25,337	9.46	10,711	4.00	16,066	6.00
The Lawrenceburg Bank & Trust Co.	11,211	9.30	4,820	4.00	7,230	6.00
First Citizens Bank	16,929	10.01	6,767	4.00	10,151	6.00
United Bank & Trust Co.	12,703	9.24	5,500	4.00	8,250	6.00
Citizens Bank of Jessamine County	12,572	9.59	5,241	4.00	7,862	6.00
Citizens Bank of Northern Kentucky	17,891	9.86	7,256	4.00	10,884	6.00
Total Capital (to Risk-Weighted Assets)
Consolidated	$171,362	12.60%	$108,809	8.00%	N/A	N/A
Farmers Bank & Capital Trust Co.	38,342	11.14	27,528	8.00	$34,410	10.00%
Farmers Bank and Trust Company	28,213	10.54	21,421	8.00	26,776	10.00
The Lawrenceburg Bank & Trust Co.	12,570	10.43	9,640	8.00	12,050	10.00
First Citizens Bank	18,334	10.84	13,534	8.00	16,918	10.00
United Bank & Trust Co.	14,198	10.33	11,000	8.00	13,750	10.00
Citizens Bank of Jessamine County	13,913	10.62	10,482	8.00	13,103	10.00
Citizens Bank of Northern Kentucky	19,347	10.67	14,512	8.00	18,140	10.00
Tier 1 Capital (to Average Assets)
Consolidated	$157,146	8.08%	$77,828	4.00%	N/A	N/A
Farmers Bank & Capital Trust Co.	34,058	5.56	24,511	4.00	$30,639	5.00%
Farmers Bank and Trust Company	25,337	7.43	13,641	4.00	17,051	5.00
The Lawrenceburg Bank & Trust Co.	11,211	5.87	7,635	4.00	9,544	5.00
First Citizens Bank	16,929	7.09	9,548	4.00	11,934	5.00
United Bank & Trust Co.	12,703	6.18	8,217	4.00	10,272	5.00
Citizens Bank of Jessamine County	12,572	6.85	7,339	4.00	9,174	5.00
Citizens Bank of Northern Kentucky	17,891	7.98	8,964	4.00	11,205	5.00

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
December 31, 2006 (Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$155,264	12.23%	$50,793	4.00%	N/A	N/A
Farmers Bank & Capital Trust Co.	38,411	10.94	14,046	4.00	$21,069	6.00%
Farmers Bank and Trust Company	26,975	11.04	9,771	4.00	14,656	6.00
The Lawrenceburg Bank & Trust Co.	11,888	10.78	4,413	4.00	6,619	6.00
First Citizens Bank	18,072	11.62	6,223	4.00	9,335	6.00
United Bank & Trust Co.	14,084	11.19	5,034	4.00	7,552	6.00
Citizens Bank of Jessamine County	11,429	9.50	4,813	4.00	7,220	6.00
Citizens Bank of Northern Kentucky	17,345	10.05	6,902	4.00	10,353	6.00
Total Capital (to Risk-Weighted Assets)
Consolidated	$167,263	13.17%	$101,587	8.00%	N/A	N/A
Farmers Bank & Capital Trust Co.	41,931	11.94	28,092	8.00	$35,115	10.00%
Farmers Bank and Trust Company	28,839	11.81	19,541	8.00	24,427	10.00
The Lawrenceburg Bank & Trust Co.	13,269	12.03	8,825	8.00	11,032	10.00
First Citizens Bank	19,341	12.43	12,447	8.00	15,559	10.00
United Bank & Trust Co.	15,332	12.18	10,069	8.00	12,586	10.00
Citizens Bank of Jessamine County	12,673	10.53	9,626	8.00	12,033	10.00
Citizens Bank of Northern Kentucky	18,657	10.81	13,804	8.00	17,255	10.00
Tier 1 Capital (to Average Assets)
Consolidated	$155,264	8.47%	$73,314	4.00%	N/A	N/A
Farmers Bank & Capital Trust Co.	38,411	6.55	23,449	4.00	$29,312	5.00%
Farmers Bank and Trust Company	26,975	8.05	13,406	4.00	16,757	5.00
The Lawrenceburg Bank & Trust Co.	11,888	6.86	6,935	4.00	8,669	5.00
First Citizens Bank	18,072	8.41	8,594	4.00	10,743	5.00
United Bank & Trust Co.	14,084	7.90	7,128	4.00	8,910	5.00
Citizens Bank of Jessamine County	11,429	7.61	6,005	4.00	7,507	5.00
Citizens Bank of Northern Kentucky	17,345	8.17	8,489	4.00	10,611	5.00

19.   Fair Value of Financial Instruments

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

Federal Funds Purchased and other Short-term Borrowings
The Carrying amount is the estimated fair value for these borrowings that reprice frequently in the near term.

Securities Sold Under Agreements to Repurchase, Subordinated Notes Payable, and Other Long-term Borrowings
The fair value of these borrowings is estimated based on rates currently available for debt with similar terms and remaining maturities.

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

The estimated fair values of the Company's financial instruments are as follows.

December 31,	2007		2006
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$79,140	$79,140	$156,828	$156,828
Investment securities:
Available for sale	542,633	542,633	326,485	326,485
Held to maturity	3,844	3,863	7,788	7,849
Loans, net	1,277,769	1,275,746	1,185,837	1,161,656
Accrued interest receivable	13,337	13,337	11,735	11,735

Liabilities
Deposits	1,474,097	1,475,010	1,454,820	1,452,129
Federal funds purchased and other short-term borrowings	80,755	80,755	76,718	76,718
Securities sold under agreements to repurchase and other long-term borrowings	267,339	272,396	62,218	71,019
Subordinated notes payable to unconsolidated trusts	48,970	37,857	25,774	25,774
Accrued interest payable	6,445	6,445	4,773	4,773

20.     Parent Company Financial Statements

Condensed Balance Sheets

December 31, (In thousands)	2007	2006	[1]
Assets
Cash on deposit with subsidiaries	$14,974	$11,103
Investment in subsidiaries	197,422	191,109
Other assets	11,115	11,625
Total assets	$223,511	$213,837
Liabilities
Dividends payable	$2,436	$3,472
Subordinated notes payable to unconsolidated trusts	48,970	25,774
Other liabilities	3,614	7,528
Total liabilities	55,020	36,774
Shareholders’ Equity
Common stock	923	988
Capital surplus	48,176	53,201
Retained earnings	122,498	128,652
Accumulated other comprehensive loss	(3,106)	(5,778)
Total shareholders’ equity	168,491	177,063
Total liabilities and shareholders’ equity	$223,511	$213,837

[1]Certain amounts have been revised related to the Company’s postretirement benefits plans and equity accounts. Please refer to Note 1 under the captions “Revised 2006 Balance Sheet and Statement of Changes in Shareholders’ Equity” and “Treasury Stock”.

Condensed Statements of Income

Years Ended December 31, (In thousands)	2007	2006	2005
Income
Dividends from subsidiaries	$22,616	$9,086	$7,490
Interest income	64	74	85
Gain on sale of discontinued operations		9,442
Other noninterest income	3,170	2,732	2,110
Total income	25,850	21,334	9,685
Expense
Interest expense-subordinated notes payable to unconsolidated trusts	2,394	1,747	623
Interest expense on other borrowed funds	20	186
Noninterest expense	4,391	4,021	3,290
Total expense	6,805	5,954	3,913
Income before income tax benefit and equity in undistributed income of subsidiaries	19,045	15,380	5,772
Income tax (benefit) expense	(1,375)	2,321	(772)
Income before equity in undistributed income of subsidiaries	20,420	13,059	6,544
Equity in undistributed income of subsidiaries[1]	(4,793)	8,313	9,228
Net income	$15,627	$21,372	$15,772

1Includes $1,290 and $1,240 related to discontinued operations during 2006 and 2005, respectively.

Condensed Statements of Cash Flows

Years Ended December 31, (In thousands)	2007	2006	2005
Cash Flows From Operating Activities
Net income	$15,627	$21,372	$15,772
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations		(9,442)
Equity in undistributed income of subsidiaries	4,793	(8,313)	(9,228)
Noncash stock option expense	13	52
Change in other assets and liabilities, net	(3,767)	3,925	(793)
Deferred income tax expense (benefit)	555	(742)	8
Net cash provided by operating activities	17,221	6,852	5,759
Cash Flows From Investing Activities
Proceeds from disposal of discontinued operations		19,875
Investment in unconsolidated trusts	(629)		(774)
Investment in nonbank subsidiaries			(285)
Investment in bank subsidiary	(8,000)	(629)	(581)
Payment of prior year accrued purchase price-Citizens Bancorp, Inc.		(21,846)
Purchase of Citizens National Bancshares, Inc.		(15,041)
Purchase price refinements of previous acquisitions	50	(29)	(2)
Purchase of company-owned life insurance		(1,579)
Net cash used in investing activities	(8,579)	(19,249)	(1,642)
Cash Flows From Financing Activities
Proceeds from short-term borrowings	2,500	15,000
Repayment of short-term borrowings	(2,500)	(15,000)
Dividends paid	(11,118)	(9,553)	(8,949)
Purchase of common stock	(18,649)	(820)	(571)
Shares issued under Employee Stock Purchase Plan	254	223	187
Stock options exercised	1,546	1,529	771
Proceeds from long-term debt issued to unconsolidated trusts	23,196		25,774
Net cash (used in) provided by financing activities	(4,771)	(8,621)	17,212
Net increase (decrease) in cash and cash equivalents	3,871	(21,018)	21,329
Cash and cash equivalents at beginning of year	11,103	32,121	10,792
Cash and cash equivalents at end of year	$14,974	$11,103	$32,121

21. Quarterly Financial Data (Unaudited)

(In thousands, except per share data)
Quarters Ended 2007	March 31	June 30	Sept. 30	Dec. 31[3]
Interest income	$27,402	$28,511	$28,494	$29,850
Interest expense	13,307	13,661	13,872	15,199
Net interest income	14,095	14,850	14,622	14,651
Provision for loan losses	(496)	330	595	3,209
Net interest income after provision for loan losses	14,591	14,520	14,027	11,442
Noninterest income	5,667	6,108	6,119	6,263
Noninterest expense	14,338	14,309	14,356	15,820
Income before income taxes	5,920	6,319	5,790	1,885
Income tax expense	1,310	1,407	1,633	(63)
Net income	$4,610	$4,912	$4,157	$1,948
Net income per common share – basic and diluted	$.58	$.62	$.54	$.26
Weighted average shares outstanding, basic	7,893	7,884	7,672	7,382
Weighted average shares outstanding, diluted	7,908	7,892	7,672	7,382

(In thousands, except per share data)
Quarters Ended 2006	March 31	June 30	Sept. 30	Dec. 31
Interest income	$20,883	$21,669	$22,835	$26,953
Interest expense	8,567	9,427	10,447	12,991
Net interest income	12,316	12,242	12,388	13,962
Provision for loan losses	(34)	(46)	253	792
Net interest income after provision for loan losses	12,350	12,288	12,135	13,170
Noninterest income	5,056	4,991	5,015	5,397
Noninterest expense	12,507	12,434	12,901	15,535
Income from continuing operations before income taxes	4,899	4,845	4,249	3,032
Income tax expense from continuing operations	910	967	966	517
Income from continuing operations	3,989	3,878	3,283	2,515
Income from discontinued operations before income taxes[1]	567	599	713	9,963
Income tax expense from discontinued operations[2]	165	171	250	3,549
Income from discontinued operations	402	428	463	6,414
Net income	$4,391	$4,306	$3,746	$8,929
Income from continuing operations – basic and diluted	$.54	$.52	$.45	$.32
Income from discontinued operations – basic and diluted	.05	.06	.06	.81
Net income per common share, basic and diluted	.59	.58	.51	1.13
Weighted average shares outstanding, basic	7,385	7,378	7,393	7,884
Weighted average shares outstanding, diluted	7,413	7,400	7,412	7,904

1Includes gain on disposals of $9,873 during the quarter ended December 31, 2006.
2Includes income tax expense of $3,456 during the quarter ended December 31, 2006 related to gain on disposals.
3The reduction in net income in the fourth quarter of 2007 was due to an increase in the provision for loans losses associated with trends in the credit markets in that period (see Managements Discussion and Analysis under Item 7 of this Form 10-K).

22.   Business Combination – Military Allotment Operation, PNC Bank, National Association

In January 2007, First Citizens completed its transaction to acquire the Military Allotment operation of PNC Bank, National Association in a cash transaction. First Citizens acquired intangible assets in the form of a customer list and goodwill. It also recorded a core deposit intangible in connection with receiving approximately $10,870,000 in deposits from PNC in the transaction. First Citizens merged the acquired Military Allotment operation into its existing allotment operations, which specializes in the processing of federal benefit payments and military allotments.

The total cost related to this acquisition, which was paid entirely in cash, was $12,812,000. The customer list and core deposit intangible assets of $1,275,000 and $1,874,000 at acquisition are being amortized over a life of 7 years under a declining amortization schedule through year 2013. Goodwill is not subject to periodic amortization in the consolidated financial statements, but will be deductible for federal income tax purposes over a period of 15 years. The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition.

(In thousands)	January 12, 2007
Assets
Cash	$10,870
Customer list intangible	1,275
Core deposit intangible	1,874
Goodwill	9,663
Total Assets	$23,682

Liabilities
Deposits	$10,870

Net Assets Acquired	$12,812

23.     Goodwill and Intangible Assets

Goodwill

The change in balance for goodwill is as follows.

(In thousands)	2007	2006
Beginning of year	$42,822	$28,437
Purchase price refinements of prior years’ acquisitions	(77)	211
Acquired goodwill	9,663	14,174
End of year	$52,408	$42,822

Acquired Intangible Assets

Acquired core deposit and customer relationship intangible assets were as follows as of December 31 of the year indicated.

	2007		2006
Amortized Intangible Assets (In thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Core deposit intangibles	$12,765	$5,274	$10,890	$2,541
Other customer relationship intangibles	3,689	1,637	2,414	1,008
Total	$16,454	$6,911	$13,304	$3,549

Aggregate amortization expense of core deposit and customer relationship intangible assets was $3,362,000 and $2,009,000 for 2007 and 2006, respectively. Estimated amortization expense for each of the next five years is as follows.

(In thousands)	Amount
2008	$2,602
2009	1,952
2010	1,437
2011	1,143
2012	1,014

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

Management’s Assessment of the Company’s Internal Control over Financial Reporting.  We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, we used the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.”

As a result of our assessment of the Company’s internal control over financial reporting, we conclude that the Company’s internal control over financial reporting was effective as of December 31, 2007 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

		Positions and	Years of Service
		Offices With	With the
Executive Officer[1]	Age	the Registrant	Registrant

G. Anthony Busseni	59	President and CEO, Director[2]	23*

Allison B. Gordon	44	Senior Vice President[3]	21*

The Company has adopted a Code of Ethics that applies to the Company’s directors, officers and employees, including the Company’s chief executive officer and chief financial officer.  The Company makes available its Code of Ethics on its Internet website at www.farmerscapital.com.

Additional information required by Item 10 is hereby incorporated by reference from the Company's definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 13, 2008, which will be filed with the Commission on or about April 1, 2008, pursuant to Regulation 14A.

*	Includes years of service with the Company and its subsidiaries.

1	For Regulation O purposes, Frank W. Sower, Jr., Chairman of the Company’s board of directors, is considered an executive officer in name only.

2
Also a director of Farmers Bank, Citizens Jessamine, Farmers Georgetown, United Bank, The Lawrenceburg Bank and Trust, First Citizens, Citizens Northern, FCB Services, Farmers Insurance (Chairman), Leasing One (Chairman), Kentucky General (Chairman), FFKT Insurance, Kentucky Home Life Insurance Company, and an administrative trustee of Farmers Capital Bank Trust I, Farmers Capital Bank Trust II, and Farmers Capital Bank Trust III.

3	Also a director of Farmers Bank, Farmers Georgetown, FCB Services, and an administrative trustee of Farmers Capital Bank Trust I, Farmers Capital Bank Trust II, and Farmers Capital Bank Trust III.

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions

Item 14.  Principal Accountant Fees and Services

The information required by Items 11 through 14 is hereby incorporated by reference from the Company's definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 13, 2008, which will be filed with the Commission on or about April 1, 2008, pursuant to Regulation 14A.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1.	Financial Statements

The following consolidated financial statements and report of independent registered accounting firm of the Company is included in Part II, Item 8 on pages 42 through 77:

Report of Independent Registered Public Accounting Firm
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

21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARMERS CAPITAL BANK CORPORATION

By:	/s/ G. Anthony Busseni
G. Anthony Busseni
President and Chief Executive Officer

Date:	March 7, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ G. Anthony Busseni	President, Chief Executive Officer	March 7, 2008
G. Anthony Busseni	and Director (principal executive
officer of the Registrant)

/s/ Frank W. Sower, Jr.	Chairman	February 25,2008
Frank W. Sower, Jr.

/s/ Frank R. Hamilton, Jr	Director	February 27, 2008
Frank R. Hamilton, Jr.

/s/ Lloyd C. Hillard, Jr.	Director	February 25, 2008
Lloyd C. Hillard, Jr.

/s/ R. Terry Bennett	Director	March 5, 2008
R. Terry Bennett

/s/ Shelley S. Sweeney	Director	March 3, 2008
Shelley S. Sweeney

/s/ Dr. Donald J. Mullineaux	Director	February 27, 2008
Dr. Donald J. Mullineaux

/s/ Dr. Donald A. Saelinger	Director	February 24, 2008
Dr. Donald A. Saelinger

Director
Dr. John D. Sutterlin

/s/ Michael M. Sullivan	Director	February 27, 2008
Michael M. Sullivan

/s/ J. Barry Banker	Director	February 25, 2008
J. Barry Banker

/s/ Robert Roach, Jr.	Director	February 26, 2008
Robert Roach, Jr.

/s/ C. Douglas Carpenter	Senior Vice President, Secretary	March 10, 2008
C. Douglas Carpenter	and CFO (principal financial and
accounting officer)

INDEX OF EXHIBITS

Exhibit		Page

21	Subsidiaries of the Registrant	83

23	Consent of Independent Registered Public Accounting Firm	84

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	85

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	86

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	87