Form 10-Q
period 2008-04-28
FARMERS CAPITAL BANK CORP
filed 2008-04-29
CIK 713095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 8-K

CURRENT REPORT
Pursuant to Section 13 OR 15(d) of
The Securities Exchange Act of 1934

Date of Report (Date of earliest event reported) – April 28, 2008

Farmers Capital Bank Corporation
(Exact name of registrant as specified in its charter)

Kentucky	0-14412	61-1017851
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

P.O. Box 309 Frankfort, KY	40602
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (502) 227-1668

Not Applicable
(Former name or former address, if changed since last report.)

Check the appropriate box below if the Form 8-K filing is intended to simultaneously satisfy the filing obligation of the registrant under any of the following provisions (see General Instruction A.2. below):

☐	Written communications pursuant to Rule 425 under the Securities Act (17 CFR 230.425)
☐	Soliciting material pursuant to Rule 14a-12 under the Exchange Act (17 CFR 240.14a-12)
☐	Pre-commencement communications pursuant to Rule 14d-2(b) under the Exchange Act (17 CFR 240.14d-2(b))
☐	Pre-commencement communications pursuant to Rule 13e-4(c) under the Exchange Act (17 CFR 240.13e-4(c))

ITEM 8.01                                OTHER EVENTS

On April 28, 2008 Farmers Capital Bank Corporation issued a press release announcing that its Board of Directors declared a quarterly cash dividend. A copy of this press release is attached hereto as Exhibit 99.1.

ITEM 9.01                                FINANCIAL STATEMENTS AND EXHIBITS

(C)           Exhibits

Exhibit 99.1 – Farmers Capital Bank Corporation Press Release dated April 28, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Farmers Capital Bank Corporation

Date April 28, 2008	/s/ G. Anthony Busseni
G. Anthony Busseni
President and Chief Executive Officer