Form 10-Q
period 2008-03-31
FARMERS CAPITAL BANK CORP
filed 2008-05-08
CIK 713095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 OR 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Yes   ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                                                                                                  Accelerated filer  ☒

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)                                                              Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $0.125 per share
7,350,162 shares outstanding at May 7, 2008

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Unaudited Consolidated Balance Sheets
	March 31,	December 31,
(In thousands, except share data)	2008	2007
Assets
Cash and cash equivalents:
Cash and due from banks	$89,761	$44,896
Interest bearing deposits in other banks	2,102	2,290
Federal funds sold and securities purchased under agreements to resell	68,019	31,954
Total cash and cash equivalents	159,882	79,140
Investment securities:
Available for sale, amortized cost of $549,024 (2008) and $542,259 (2007)	556,325	542,633
Held to maturity, fair value of $3,187 (2008) and $3,863 (2007)	3,304	3,844
Total investment securities	559,629	546,477
Loans, net of unearned income	1,290,376	1,291,985
Allowance for loan losses	(14,555)	(14,216)
Loans, net	1,275,821	1,277,769
Premises and equipment, net	39,961	38,663
Company-owned life insurance	34,472	34,171
Goodwill	52,408	52,408
Other intangibles, net	8,892	9,543
Other assets	27,312	30,076
Total assets	$2,158,377	$2,068,247
Liabilities
Deposits:
Noninterest bearing	$218,540	$192,432
Interest bearing	1,322,572	1,281,665
Total deposits	1,541,112	1,474,097
Federal funds purchased and other short-term borrowings	86,016	80,755
Securities sold under agreements to repurchase and other long-term borrowings	276,147	267,339
Subordinated notes payable to unconsolidated trusts	48,970	48,970
Dividends payable	2,434	2,436
Other liabilities	29,550	26,159
Total liabilities	1,984,229	1,899,756
Shareholders’ Equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued
Common stock, par value $.125 per share; 9,608,000 shares authorized; 7,350,162 and 7,384,865 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	919	923
Capital surplus	48,007	48,176
Retained earnings	123,744	122,498
Accumulated other comprehensive income (loss)	1,478	(3,106)
Total shareholders’ equity	174,148	168,491
Total liabilities and shareholders’ equity	$2,158,377	$2,068,247
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Income
	Three Months Ended
	March 31,
(In thousands, except per share data)	2008	2007
Interest Income
Interest and fees on loans	$22,776	$22,537
Interest on investment securities:
Taxable	5,867	2,624
Nontaxable	824	857
Interest on deposits in other banks	14	14
Interest of federal funds sold and securities purchased under agreements to resell	554	1,370
Total interest income	30,035	27,402
Interest Expense
Interest on deposits	10,952	10,951
Interest on federal funds purchased and other short-term borrowings	706	1,247
Interest on securities sold under agreements to repurchase and other long-term borrowings	2,826	661
Interest on subordinated notes payable to unconsolidated trusts	796	448
Total interest expense	15,280	13,307
Net interest income	14,755	14,095
Provision for loan losses	1,102	(496)
Net interest income after provision for loan losses	13,653	14,591
Noninterest Income
Service charges and fees on deposits	2,378	2,493
Allotment processing fees	1,165	957
Other service charges, commissions, and fees	1,107	984
Data processing income	280	277
Trust income	517	488
Securities gains, net	366
Gains on sale of mortgage loans, net	125	117
Income from company-owned life insurance	301	347
Other	148	4
Total noninterest income	6,387	5,667
Noninterest Expense
Salaries and employee benefits	7,551	7,510
Occupancy expenses, net	1,136	1,066
Equipment expenses	714	781
Data processing and communication expenses	1,311	1,166
Bank franchise tax	419	514
Correspondent bank fees	215	159
Amortization of intangibles	651	818
Other	2,383	2,324
Total noninterest expense	14,380	14,338
Income before income taxes	5,660	5,920
Income tax expense	1,284	1,310
Net income	$4,376	$4,610
Net Income Per Common Share
Basic and diluted	$.59	$.58
Weighted Average Shares Outstanding
Basic	7,374	7,893
Diluted	7,374	7,908
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Comprehensive Income
	Three Months Ended
	March 31,
(In thousands)	2008	2007
Net Income	$4,376	$4,610
Other comprehensive income:
Unrealized net holding gain on available for sale securities arising during the period, net of tax of $2,485 and $227, respectively	4,615	421
Reclassification adjustment for prior period unrealized loss previously reported in other comprehensive income recognized during the current period, net of tax of $60	(112)
Change in unfunded portion of postretirement benefit obligation, net of tax of $44 and $35	81	65
Other comprehensive income	4,584	486
Comprehensive Income	$8,960	$5,096
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Cash Flows
Three months ended March 31, (In thousands)	2008	2007
Cash Flows from Operating Activities
Net income	$4,376	$4,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,630	1,789
Net discount accretion of available for sale investment securities	(244)	(337)
Provision for loan losses	1,102	(496)
Noncash compensation expense	14	17
Mortgage loans originated for sale	(5,965)	(6,007)
Proceeds from sale of mortgage loans	5,368	4,384
Deferred income tax expense	1,704	2,466
Gain on sale of available for sale investment securities, net	(366)
Gain on sale of mortgage loans, net	(125)	(117)
Loss on sale of premises and equipment, net		105
Decrease in accrued interest receivable	628	278
Income from company-owned life insurance	(301)	(334)
(Increase) decrease in other assets	(1,955)	1,230
(Decrease) increase in accrued interest payable	(155)	12
Increase (decrease) in other liabilities	3,568	(6,806)
Net cash provided by operating activities	9,279	794
Cash Flows from Investing Activities
Proceeds from maturities and calls of investment securities:
Available for sale	85,807	98,529
Held to maturity	540	476
Proceeds from sale of available for sale investment securities	14,385	667
Purchase of available for sale investment securities	(106,347)	(103,464)
Loans originated for investment, net of principal collected	1,568	(23,186)
Purchase of PNC Military Allotment operations, net of cash acquired		(1,876)
Purchase price refinements of previous acquisitions		(27)
Additions to mortgage servicing rights, net	(24)	(15)
Purchase of premises and equipment	(2,231)	(2,285)
Proceeds from sale of equipment		198
Net cash used in investing activities	(6,302)	(30,983)
Cash Flows from Financing Activities
Net increase in deposits	67,015	5,065
Net increase in federal funds purchased and other short-term borrowings	5,261	76,604
Proceeds from other long-term debt	10,000	5,000
Repayments of long-term debt	(1,192)	(5,198)
Dividends paid	(2,436)	(3,473)
Purchase of common stock	(949)	(572)
Shares issued under Employee Stock Purchase Plan	66	68
Stock options exercised		103
Net cash provided by financing activities	77,765	77,597
Net increase in cash and cash equivalents	80,742	47,408
Cash and cash equivalents at beginning of year	79,140	156,828
Cash and cash equivalents at end of period	$159,882	$204,236
Supplemental Disclosures
Cash paid during the period for:
Interest	$15,435	$13,590
Income taxes		3,700
Transfers from loans to repossessed assets	718	136
Cash dividend declared and unpaid	2,434	2,606
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share data)					Accumulated
					Other	Total
Three months ended	Common Stock		Capital	Retained	Comprehensive	Shareholders’
March 31, 2008 and 2007	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
Balance at January 1, 2008	7,385	$923	$48,176	$122,498	$(3,106)	$168,491
Net income				4,376		4,376
Other comprehensive income					4,584	4,584
Cash dividends declared, $.33 per share				(2,434)		(2,434)
Purchase of common stock	(38)	(5)	(248)	(696)		(949)
Shares issued pursuant to Employee Stock Purchase Plan	3	1	65			66
Stock-based compensation			14			14
Balance at March 31, 2008	7,350	$919	$48,007	$123,744	$1,478	$174,148

Balance at January 1, 2007	7,895	$988	$53,201	$128,652	$(5,778)	$177,063
Net income				4,610		4,610
Other comprehensive income					486	486
Cash dividends declared, $.33 per share				(2,607)		(2,607)
Purchase of common stock	(18)	(2)	(112)	(458)		(572)
Stock options exercised	4		104			104
Shares issued pursuant to Employee Stock Purchase Plan	3		68			68
Stock-based compensation			17			17
Balance at March 31, 2007	7,884	$986	$53,278	$130,197	$(5,292)	$179,169
See accompanying notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation and Nature of Operations

The consolidated financial statements include the accounts of Farmers Capital Bank Corporation (the "Company"), a financial holding company, and its bank and nonbank subsidiaries. Bank subsidiaries and their significant nonbank subsidiaries include Farmers Bank & Capital Trust Co. (“Farmers Bank”) in Frankfort, KY and its wholly-owned subsidiaries Leasing One Corporation (“Leasing One”) and Farmers Capital Insurance Corporation. Leasing One is a commercial leasing company in Frankfort, KY and Farmers Insurance is an insurance agency in Frankfort, KY; Farmers Bank and Trust Company in Georgetown, KY; First Citizens Bank in Elizabethtown, KY; United Bank & Trust Co. in Versailles, KY; The Lawrenceburg Bank and Trust Company in Harrodsburg, KY; Citizens Bank of Northern Kentucky, Inc. in Newport, KY; and Citizens Bank of Jessamine County in Nicholasville, KY. The Company has three active nonbank subsidiaries, FCB Services, Inc. (“FCB Services”), Kentucky General Holdings, LLC (“Kentucky General”), and FFKT Insurance Services, Inc. (“FFKT Insurance”). FCB Services is a data processing subsidiary located in Frankfort, KY, which provides services to the Company’s banks as well as other unaffiliated entities. Kentucky General holds a 50% voting interest in KHL Holdings, LLC, which is the parent company of Kentucky Home Life Insurance Company. FFKT Insurance is a captive property and casualty insurance company insuring primarily deductible exposures and uncovered liability related to properties of the Company. All significant intercompany transactions and balances are eliminated in consolidation.

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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

2.	Reclassifications

Certain reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation.  These reclassifications do not affect net income or total shareholders’ equity as previously reported.

3.	Recently Issued But Not Yet Effective Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”.

SFAS No. 141(R) establishes principals and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in an acquiree. The statement also provides guidance for recognizing and measuring goodwill or gain from a bargain purchase in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively for fiscal years beginning after December 15, 2008. The Company does not expect this statement to have a material impact on the Company’s consolidated results of operations or financial position upon adoption.

SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). This statement is effective for the fiscal years beginning after December 15, 2008 and is to be applied prospectively as of the beginning of the fiscal year in which the statement is initially adopted, except for presentation and disclosure requirements which are to be applied retrospectively for all periods presented. The Company does not expect this statement to have a material impact on the Company’s consolidated results of operations or financial position upon adoption.

SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to provide enhanced disclosures about 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and related interpretations; and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company does not expect this statement to have a material impact on the Company’s consolidated results of operations or financial position upon adoption.

4.	Adoption of New Accounting Standards

Effective January 1, 2008 the Company adopted SFAS No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. Please refer to Note 6 for additional information related to the impact of adopting these Statements.

Effective January 1, 2008, the Company adopted FASB Emerging Issues Task Force (“EITF”) 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. This EITF Issue addresses accounting for separate agreements which split life insurance policy benefits between an employer and employee. The Issue requires the employer to recognize a liability for future benefits payable to the employee under these agreements. The effects of applying this issue must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. The Company currently does not have split life insurance policies. The adoption of this EITF Issue did not have an impact on the Company’s consolidated financial position or results of operations.

5.	Net Income per Common Share

Basic net income per common share is determined by dividing net income by the weighted average total number of shares of common stock outstanding.  Diluted net income per common share is determined by dividing net income by the total weighted average number of shares of common stock outstanding, plus the total weighted average number of shares that would be issued upon exercise of dilutive stock options assuming proceeds are used to repurchase shares pursuant to the treasury stock method.  Net income per common share computations was as follows at March 31, 2008 and 2007.

	Three Months Ended March 31,
(In thousands, except per share data)	2008	2007

Net income, basic and diluted	$4,376	$4,610

Average shares outstanding	7,374	7,893
Effect of dilutive stock options		15
Average diluted shares outstanding	7,374	7,908

Net income per share, basic and diluted	$.59	$.58

6.           Fair Value Measurements

Effective January 1, 2008 the Company adopted SFAS No. 157 and SFAS No. 159. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value, but does not require any new fair value measurements. The Company applied SFAS No. 157 prospectively as of the beginning of the year. SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value. The Company has not elected the fair value option for any financial assets or liabilities.

In February  2008,  the  FASB issued Staff Position ("FSP") 157-2, “Effective Date  of FASB Statement No. 157”.  This FSP delays the effective date of SFAS No. 157  for all nonfinancial assets and nonfinancial liabilities, except those that  are  recognized  or  disclosed at fair value on a recurring basis (at least  annually)  to  fiscal  years  beginning after November 15, 2008, and interim periods within those fiscal years.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1:	Quoted prices for identical assets or liabilities in active markets that the entity has the ability to access at the measurement date.

Level 2:
Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3:	Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

Following is a description of the valuation method used for instruments measured at fair value on a recurring basis. For this disclosure, the Company only has available for sale investment securities that meet the requirement.

Available for sale investment securities
Valued primarily by independent third party pricing services under the market valuation approach that include, but not limited to, the following inputs:

•	U.S. Treasury securities are priced using dealer quotes from active market makers and real-time trading systems.
•	Marketable equity securities are priced utilizing real-time data feeds from active market exchanges for identical securities.
•
Government-sponsored agency debt securities, obligations of states and political subdivisions, corporate bonds, and other similar investment securities are priced with available market information through processes using benchmark yields, matrix pricing, prepayment speeds, cash flows, live trading data, and market spreads sourced from new issues, dealer quotes, and trade prices, among others sources.

•
Investments in the Federal Reserve Bank, Federal Home Loan Bank, and other similar stock totaling $9.6 million at March 31, 2008 is carried at cost and not included in the table below, as they are outside the scope of SFAS No. 157.

Available for sale investment securities are the Company’s only balance sheet item that meets the disclosure requirements for instruments measured at fair value on a recurring basis. Disclosures are as follows in the table below.

		Fair Value Measurements at March 31, 2008 Using
(In thousands) Description	Fair Value March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for sale investment securities	$546,705	$11,115	$535,590	$0

The Company may be required to measure and disclose certain other assets and liabilities at fair value on a nonrecurring basis to comply with GAAP, primarily to adjust assets to fair value under the application of lower of cost or fair value accounting. Disclosures may also include financial assets and liabilities acquired in a business combination, which are initially measured at fair value and evaluated periodically for impairment.

For disclosures about assets and liabilities measured at fair value on a nonrecurring basis, the Company’s only current disclosure obligation consists of impaired loans. Loans are considered impaired when full payment under the contractual terms is not expected. In general, impaired loans are also on nonaccrual status. Impaired loans are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or at the fair value of the collateral if the loan is collateral dependent. If the value of an impaired loan is less than the unpaid balance, the difference is credited to the allowance for loan losses with a corresponding charge to provision for loan losses. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of a loan is confirmed.

Impaired loans measured at fair value, net of related allowance, were $25.2 million at March 31, 2008. Impaired loans were measured at fair value based on independent third-party appraisals of the underlying collateral and are considered level 3 inputs.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties.  In general, forward-looking statements relate to a discussion of future financial results or projections, future economic performance, future operational plans and objectives, and statements regarding the underlying assumptions of such statements.  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company and its subsidiaries operate) and lower interest margins; competition for the Company’s customers from other providers of financial services; deposit outflows or reduced demand for financial services and loan products; government legislation, regulation, and changes in monetary and fiscal policies (which changes from time to time and over which the Company has no control); changes in interest rates; changes in prepayment speeds of loans or investment securities; inflation; material unforeseen changes in the liquidity, results of operations, or financial condition of the Company’s customers; changes in the level of non-performing assets and charge-offs; changes in the number of common shares outstanding; the capability of the Company to successfully enter into a definitive agreement for and close anticipated transactions; the possibility that acquired entities may not perform as well as expected; unexpected claims or litigation against the Company; technological or operational difficulties; the impact of new accounting pronouncements and changes in policies and practices that may be adopted by regulatory agencies; acts of war or terrorism; and other risks or uncertainties detailed in the Company’s filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.  The Company expressly disclaims any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in the Company’s opinions or expectations.

RESULTS OF OPERATIONS

First Quarter 2008 vs. First Quarter 2007

The Company reported net income per share of $.59 for the three months ended March 31, 2008, an increase of $.01 or 1.7% compared to $.58 for the same three-month period a year earlier. Net income was $4.4 million for the current three months, a decrease of $234 thousand or 5.1% compared to $4.6 million reported for the three months ended March 31, 2007. Although net income decreased in the three-month comparison, per share net income increased as a result of the fewer number of shares currently outstanding. The Company purchased 559 thousand of its outstanding shares through a modified Dutch auction tender offer in the third quarter of 2007.

The change in net income for the current three months was influenced primarily by three factors – a positive impact from net interest income and noninterest income offset by a negative impact from the provision for loan losses. Net interest income for the current period was $14.8 million, an increase of $660 thousand or 4.7% compared to $14.1 million for the same period a year earlier. The increase in net interest income was the result of the $200 million balance sheet leverage transaction entered into during the fourth quarter of 2007 which netted $910 thousand in the first three months of 2008. Total interest income increased $2.6 million or 9.6% while total interest expense increased $2.0 million or 14.8%.

The provision for loan losses totaled $1.1 million for the first quarter of 2008, an increase of $1.6 million compared to the same period last year that included a negative provision recognized in the first quarter of 2007. Net charge-offs remain in line with industry averages (peer group banks $1 billion to $3 billion in total assets) even though nonperforming loans are increasing. Net charge-offs were $763 thousand, or .06% of total loans, compared to $219 thousand or .02% a year ago. Nonperforming loans have increased $8.8 million from year-end 2007 and total $29.9 million at March 31, 2008. The increase in nonperforming loans was driven by continuing weaknesses and credit deterioration in real estate development lending in the first quarter. The allowance for loan losses as a percent of net loans was 1.13%, up from 1.10% at year-end 2007.

Noninterest income was $6.4 million during the current three-month period, an increase of $720 thousand or 12.7% compared to $5.7 million a year earlier. The increase in noninterest income was driven by higher allotment processing fees and investment securities gains. The $208 thousand increase in allotment processing fees was impacted mainly by the acquisition of the Military Allotment operation of PNC Bank, National Association during the first quarter of 2007. Securities gains were $366 thousand for the current quarter with none a year ago. Included in securities gains for the current quarter is $207 thousand attributed to the mandatory redemption of part of the Visa, Inc. Class B common stock received in connection with the Visa initial public offering (“IPO”) during the first quarter of 2008.

Total noninterest expenses were $14.4 million, up less than 1% compared to the same period a year ago. The effective income tax rate was 22.7% for the current three months compared to 22.1% a year earlier.

The return on average assets (“ROA”) was .82% for the current quarter, a decrease of 19 basis points compared to 1.01% reported for the same period in 2007.  The decrease in ROA was led by a 38 basis point decline in net interest margin to 3.29% from 3.67%. The provision for loan losses reduced ROA 21 basis points in the current period while a negative provision added 11 basis points to ROA in the prior year. The impact of noninterest expenses and income taxes improved ROA by 46 basis points and five basis points, respectively, in the comparison. Noninterest expenses and income taxes were relatively flat in the comparison while average assets rose $292 million or 15.8%.

Return on average equity (“ROE”) was 10.28% for the first quarter of 2008 compared to 10.50% in the same period of 2007.  The lower ROE was driven by the Company’s $200 million balance sheet leverage transaction that occurred during the fourth quarter of 2007, leading to a lower net interest margin. The higher provision for loan losses in the comparison also was a significant factor contributing to the lower ROE.

Net Interest Income

Net interest income was $14.8 million for the first three months of 2008, an increase of $660 thousand or 4.7% from $14.1 million a year earlier. The increase in net interest income is attributed to the Company’s $200 million balance sheet leverage transaction during the fourth quarter of 2007. This transaction added $910 thousand to net interest income in the current quarter and year-to-year comparison.

Total interest income was $30.0 million in the first quarter of 2008, an increase of $2.6 million or 9.6% fueled by an additional $3.2 million from investment securities, related mainly to the leverage transaction. Interest and fees on loans were relatively flat, up $239 thousand or 1.1% from a year ago as the impact of lower rates earned nearly equaled the impact of volume increases. Interest on short-term investments declined $816 thousand due to both a lower average rate earned and lower average outstanding balances. Lower rates earned on short-term investments are indicative of a lower overall interest rate environment in the current period compared to a year earlier.

Total interest expense was $15.3 million in the current quarter. This represents an increase of $2.0 million or 14.8% compared to $13.3 million a year ago. The increase in interest expense is attributed to the Company’s leverage transaction that occurred during the fourth quarter of 2007. The transaction added $2.1 million of additional interest expense. Total other interest expense decreased $192 thousand or 1.5%, led by $541 thousand or 43.4% lower interest on short-term borrowing that was mainly driven by lower average rates paid as overall short-term borrowing rates have fallen.  Interest expense on subordinated debt increased $348 thousand or 78% due to an additional $23.2 million borrowed during the third quarter of 2007 to fund the Company’s share buy-back program. Interest expense on deposits was unchanged at $11.0 million. Higher average outstanding interest bearing deposit balances of $69.6 million or 5.6%, led by an increase in time deposits of $56.6 million or 7.8%, were offset by a lower average rate paid of 22 basis points on interest bearing deposits to 3.4% from 3.6%.

The net interest margin on a taxable equivalent basis decreased 38 basis points to 3.29% during the first quarter of 2008 compared to 3.67% in the same quarter of 2007.  The lower net interest margin is attributed to a 23 basis point decrease in the spread between rates earned on earning assets and the rates paid on interest bearing liabilities to 2.99% in the current quarter from 3.22% in the comparable quarter of 2007. The decrease in net interest margin was impacted mainly by an overall lower interest rate environment. Higher nonaccrual loans also negatively impacted net interest margin since interest earned, but not collected, is reversed when the loan is classified as nonaccrual. The impact of noninterest bearing sources of funds reduced net interest margin an additional 15 basis points. The impact of noninterest bearing sources of funds on net interest margin typically decreases as the cost of funds decline. The Company expects continued margin compression in the near term as many earning assets, particularly loans, and funding sources reprice downward to reflect the overall lower market interest rate environment.

The following tables present an analysis of net interest income for the quarterly periods ended March 31. The tables represent major components of interest earning assets and interest bearing liabilities on a tax equivalent basis.  To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pretax equivalents based on the marginal corporate Federal tax rate of 35%.

Distribution of Assets, Liabilities and Shareholders’ Equity:  Interest Rates and Interest Differential
Quarter Ended March 31,	2008			2007
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities
Taxable	$427,138	$5,867	5.52%	$222,203	$2,624	4.79%
Nontaxable[1]	89,147	1,180	5.32	89,940	1,227	5.53
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	73,468	568	3.11	112,403	1,384	4.99
Loans[1,2,3]	1,295,913	23,078	7.16	1,199,064	22,753	7.70
Total earning assets	1,885,666	$30,693	6.55%	1,623,610	$27,988	6.99%
Allowance for loan losses	(14,125)			(11,983)
Total earning assets, net of allowance for loan losses	1,871,541			1,611,627
Nonearning Assets
Cash and due from banks	80,178			78,028
Premises and equipment, net	39,254			38,497
Other assets	145,680			116,199
Total assets	$2,136,653			$1,844,351
Interest Bearing Liabilities
Deposits
Interest bearing demand	$267,433	$672	1.01%	$267,487	$1,033	1.57%
Savings	259,272	1,032	1.60	246,212	1,402	2.31
Time	783,225	9,248	4.75	726,591	8,516	4.75
Federal funds purchased and other short-term borrowings	89,870	706	3.16	105,677	1,247	4.79
Securities sold under agreements to repurchase and other long-term borrowings	325,136	3,622	4.48	86,421	1,109	5.20
Total interest bearing liabilities	1,724,936	$15,280	3.56%	1,432,388	$13,307	3.77%
Noninterest Bearing Liabilities
Commonwealth of Kentucky deposits	36,389			36,537
Other demand deposits	174,223			175,527
Other liabilities	29,871			21,783
Total liabilities	1,965,419			1,666,235
Shareholders’ equity	171,234			178,116
Total liabilities and shareholders’ equity	$2,136,653			$1,844,351
Net interest income		15,413			14,681
TE basis adjustment		(658)			(586)
Net interest income		$14,755			$14,095
Net interest spread			2.99%			3.22%
Impact of noninterest bearing sources of funds			.30			.45
Net interest margin			3.29%			3.67%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
2Loan balances include principal balances on nonaccrual loans.
3Loan fees included in interest income amounted to $472 thousand and $562 thousand in 2008 and 2007, respectively.

Analysis of Changes in Net Interest Income (tax equivalent basis)
(In thousands)	Variance	Variance Attributed to
Quarter Ended March 31,	2008/2007 [1]	Volume	Rate
Interest Income
Taxable investment securities	$3,243	$2,783	$460
Nontaxable investment securities[2]	(47)	(9)	(38)
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	(816)	(391)	(425)
Loans[2]	325	7,105	(6,780)
Total interest income	2,705	9,488	(6,783)
Interest Expense
Interest bearing demand deposits	(361)	-	(361)
Savings deposits	(370)	461	(831)
Time deposits	732	732	-
Federal funds purchased and other short-term borrowings	(541)	(165)	(376)
Securities sold under agreements to repurchase and other long-term borrowings	2,513	3,578	(1,065)
Total interest expense	1,973	4,606	(2,633)
Net interest income	$732	$4,882	$(4,150)
Percentage change	100.0%	666.9%	(566.9)%

[1]	The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
 2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Provision and Allowance for Loan Losses

The provision for loan losses represents charges (or credits) to earnings that maintain an allowance for loan losses at an adequate level based on credit losses specifically identified in the loan portfolio, as well as management’s best estimate of probable loan losses in the remainder of the portfolio at the balance sheet date.

The provision for loan losses for the quarter ended March 31, 2008 was $1.1 million, representing a $1.6 million increase compared to the same quarter of 2007. The Company recorded a negative provision for loan losses a year ago of $496 thousand. Although non-performing loans have increased $8.8 million or 42.0% to $29.9 million from $21.1 million at year-end 2007, net charge-offs remain in line with industry averages (peer group banks $1 billion to $3 billion in total assets). Net charge-offs were $763 thousand, or .06% of net loans at March 31, 2008. Net charge-offs a year ago were $219 thousand or .02% of net loans. On an annualized basis, net charge-offs were .24% of average loans for the first quarter of 2008.

The allowance for loan losses was $14.6 million or 1.13% of net loans at March 31, 2008, an increase of $339 thousand or 2.4% compared to $14.2 million or 1.10% of net loans at year-end 2007. A year ago, the allowance was $11.3 million or .92% of net loans outstanding. As a percentage of nonperforming loans, the allowance for loan losses was 48.7%, 67.5%, and 346.9% at March 31, 2008, December 31, 2007, and March 31, 2007, respectively.

Noninterest Income

Noninterest income was $6.4 million for the first quarter of 2008, an increase of $720 thousand or 12.7% compared to the same period a year ago. Gains on the sale of investment securities of $366 thousand were the primary reason for the higher noninterest income along with an increase in allotment processing fees of $208 thousand or 21.7%.

Securities gains include $207 thousand attributed to the mandatory redemption of part of the Visa, Inc. common stock received during the first quarter of 2008 and the remaining securities gains of $159 thousand are attributed to normal asset and liability management. As a result of its membership in the Visa USA network, the Company received 12,508 shares of Class B common stock from the Visa IPO completed in March, of which 4,836 shares were redeemed for a gain of $207 thousand. The Company continues to own 7,672 shares of Class B common stock that are convertible into Class A shares. The Class B shares owned include significant ownership and transfer restrictions, including a provision whereby conversion or redemption of the shares may be prohibited until up to three years or longer after the IPO. As of March 28, 2008 the conversion rate from Class B shares into Class A shares was .71429. At the end of the first quarter of 2008, if the Company’s Class B shares could be converted into Class A shares, they would have a market value of $342 thousand. The Company will not recognize a gain, if any,  on the Visa Class B stock it currently holds until the shares are redeemed at a time in the future that is currently not known.

Allotment processing fees were up $208 thousand or 21.7% due mainly to the timing of the acquisition of the Military Allotment operations of PNC Bank during the first quarter a year ago. Service charges and fees on deposit accounts dropped $115 thousand or 4.6% and was driven by lower dormant account fees of $333 thousand at one of the Company’s subsidiary banks. The decrease in dormant account fees is related to a change in the subsidiary banks’ dormant account policy during 2007, which for some accounts lengthened the period of transaction inactivity required to consider it dormant. The policy changed the dormant period of certain deposit accounts to 12 months from six months. This resulted in a decrease in dormant accounts and the related fee income. Other service charges, commissions, and fees were up $123 thousand or 12.5% due to higher volume related interchange and safekeeping fees. Income from bank owned life insurance decreased $46 thousand or 13.3% due mainly to the expiration of certain trailing commissions earned. The Company earned $49 thousand in commissions during the first quarter of 2007; none during the first quarter of 2008. Other noninterest income was $148 thousand, up $144 thousand in the quarterly comparison. The first quarter of the prior year included losses on the sale of premises and equipment of $105 thousand; there were none in the current period.

Noninterest Expense

Total noninterest expenses were $14.4 million for the first quarter of 2008, relatively unchanged from the first quarter of 2007. Salaries and employee benefits, the largest component of noninterest expenses, was relatively flat; increasing $41 thousand or .5% to $7.6 million. Salary and related payroll taxes were up $151 thousand, which was nearly offset by lower benefit costs of $106 thousand. The average number of full time equivalent employees dropped to 575 from 581 in the comparison.

Intangible amortization expense decreased $167 thousand or 20.4% in the quarterly comparison which helped to offset relatively minor increases in other expense line items. Amortization of intangible assets, which relate to customer lists and core deposits from prior acquisitions, is decreasing as a result of actuarially determined schedules that allocate a higher amount of amortization in the earlier periods following an acquisition.

Income Taxes

Income tax expense for the first quarter of 2008 was $1.3 million, unchanged from the same period a year earlier. The effective federal income tax rate increased 56 basis points to 22.7% from 22.1% in the comparison. The Company’s effective tax rate can change between periods mainly due to changes in the mix of taxable and tax-exempt sources of income.

FINANCIAL CONDITION

Total assets were $2.2 billion at March 31, 2008, an increase of $90.1 million or 4.4% from the prior year-end.  The most significant changes in the Company’s assets from year-end were as follows: an $80.7 million or 102% increase in cash and cash equivalents; an increase in investment securities of $13.2 million or 2.4%. Net loans outstanding were relatively unchanged in the comparison.

Total liabilities increased $84.5 million or 4.4% at March 31, 2008 compared to December 31, 2007. Higher deposit balances make up $67.0 million of the increase in liabilities; other borrowings account for $14.1 million of the increase in liabilities. Shareholders’ equity was up $5.7 million or 3.4% to $174 million at March 31, 2008.

The increase in current end of period cash and cash equivalents compared to year-end 2007 was driven by an additional $25.4 million in deposits from the Commonwealth of Kentucky (“Commonwealth”). The Company has used other sources of funds for the current quarter primarily to invest in shorter-term federal funds and other investment securities. The decrease in the loan portfolio from year-end 2007 is representative of a more cautious lending strategy. This is a result of continuing signs of a weaker economic outlook and tighter loan underwriting standards.

Management of the Company considers it noteworthy to understand the relationship between the Company’s principal subsidiary, Farmers Bank & Capital Trust Co. (“Farmers Bank”), and the Commonwealth.  Farmers Bank provides various services to state agencies of the Commonwealth.  As the depository for the Commonwealth, checks are drawn on Farmers Bank by these agencies, which include paychecks and state income tax refunds.  Farmers Bank also processes vouchers of the WIC (Women, Infants and Children) program for the Cabinet for Human Resources. The Bank’s investment department provides services to the Teacher’s Retirement systems. As the depository for the Commonwealth, significant fluctuations in deposits are likely to occur on a daily basis.  Therefore, reviewing average balances is important to understanding the financial condition of the Company.

On an average basis, total assets were $2.1 billion for the first three months of 2008, an increase of $251 million or 13.3% from year-end 2007. The increase in average assets is attributed mainly to higher earning asset balances. Average investment securities were up $174 million, boosted by the $200 million balance sheet leverage transaction that occurred during the fourth quarter of 2007. Average loans were up $45.5 million or 3.6% compared to their average year-end balance. Deposits averaged $1.5 billion at the end of the first quarter of 2008, an increase of $53.9 million from year-end. Average deposits from the Commonwealth declined $730 thousand or 2.0% in the comparison. Average earning assets were 88.3% of total average assets at March 31, 2008, an increase of 11 basis points compared to 88.1% at year-end 2007.

Temporary Investments

Temporary investments consist of interest bearing deposits in other banks and federal funds sold and securities purchased under agreements to resell. The Company uses these funds in the management of liquidity and interest rate sensitivity. At March 31, 2008, temporary investments were $70.1 million, an increase of $35.9 million compared to $34.2 million at year-end 2007. Temporary investments averaged $73.5 million during the first three months of 2008, an increase of $3.4 million or 4.9% from year-end 2007. The increase is a result of the Company’s overall net funding position. Temporary investments are reallocated as loan demand and other investment alternatives present the opportunity.

Investment Securities

The investment securities portfolio is comprised primarily of U.S. government-sponsored agency securities, mortgage-backed securities, and tax-exempt securities of states and political subdivisions. During the first quarter of 2008, the Company purchased $14.5 million principal amount of fixed rate preferred stocks made up of a combination of a U.S. government-sponsored agency and other large national financial services organizations. The Company also holds $12.5 million principal amount of trust preferred capital securities in which approximately half is represented by a floating rate instrument of a global financial services firm and the remaining is a fixed coupon rate instrument of a national financial services firm. The Company does not have direct exposure to the subprime mortgage market. The Company does not originate subprime mortgages nor has it invested in bonds that are secured by such mortgages.

Total investment securities were up $13.2 million at March 31, 2008 compared to year-end 2007. The increase is mainly due to an increase in the unrealized gain on available for sale investment securities of $6.9 million and the purchase of $106 million in new securities, which offset sold, matured, and called securities of $100 million

Total investment securities averaged $516 million for the first quarter of 2008, an increase of $174 million or 51.0% from year-end 2007. The increase in average investment securities is mainly due to the GNMA mortgage-backed bonds that were purchased in the balance sheet leverage transaction during the fourth quarter of 2007.

The Company had a net unrealized gain on available for sale investment securities of $7.3 million at March 31, 2008 compared to $374 thousand at year-end 2007.  The $6.9 million increase in the current quarter is attributed to a net increase in the market value on available for sale investment securities, primarily influenced by the volume of fixed rate GNMA bonds purchased in the Company’s balance sheet leverage transaction. The unrealized gain on the GNMA bonds purchased in the leverage transaction was $5.1 million at March 31, 2008 compared to $112 thousand at December 31, 2007. This represents an unrealized gain of 2.5% over the amortized costs of the GNMA bonds at March 31, 2008.

The increase in market value of available for sale investment securities is due primarily to the impact of changing economic conditions, including a decrease in Treasury yields. Treasury yields have fallen between 154 and 198 basis points in the one to three-month maturity categories. The 10 and 20 year Treasury yields have declined 59 basis points and 20 basis points, respectively. Market values of fixed rate investments are inversely related to changes in market interest rates. Unrealized losses within the Company’s investment securities portfolio have not been included in income since they are considered interest rate related and identified as temporary. The securities’ fair values are expected to recover as they approach their maturity dates and the Company has the intent and ability to hold to recovery.

Loans

Loans, net of unearned income, totaled $1.3 billion at March 31, 2008, relatively unchanged from year-end 2007.  The composition of the loan portfolio is summarized in the table below.

	March 31, 2008		December 31, 2007
(Dollars in thousands)	Amount	%	Amount	%

Commercial, financial, and agriculture	$153,149	11.9%	$154,015	11.9%
Real estate - construction	245,580	19.0	254,788	19.7
Real estate mortgage - residential	411,650	31.9	405,992	31.5
Real estate mortgage farmland and other commercial enterprises	402,711	31.2	394,900	30.6
Installment	49,287	3.8	52,028	4.0
Lease financing	27,999	2.2	30,262	2.3
Total	$1,290,376	100.0%	$1,291,985	100.0%

On average, loans represented 68.7% of earning assets during the current three-month period, a decrease of 649 basis points compared to 75.2% for year-end 2007. Average loans represent a lower percentage of earning assets as a result of the 2007 balance sheet leverage transaction, which was the primary driver of increased investment securities and earning assets. As loan demand fluctuates, the available funds are reallocated between loans and temporary investments or investment securities, which typically involve a decrease in credit risk and lower yields.

The Company does not have direct exposure to the subprime mortgage market. The Company does not originate subprime mortgages nor has it invested in bonds that are secured by such mortgages.

Nonperforming Loans

Nonperforming loans consist of nonaccrual loans and loans past due ninety days or more on which interest is still accruing.  Nonperforming loans increased during the current quarter as overall economic conditions continue to stress certain segments of the Company’s lending portfolio, particularly real estate development. Nonperforming loans were as follows at March 31, 2008 and December 31, 2007.

(In thousands)	March 31, 2008	December 31, 2007	Change	%
Nonaccrual	$24,041	$18,073	$5,968	33.0%
Past due 90 days or more and still accruing	5,851	2,977	2,874	96.5
Total nonperforming loans	$29,892	$21,050	$8,842	42.0%

The $24.0 million balance of nonaccrual loans outstanding at March 31, 2008 is comprised mainly of eight credits totaling $20.9 million, of which $19.6 million is secured by real estate.

The increase in nonaccrual loans at March 31, 2008 compared to the prior year-end is primarily limited to four credits totaling $6.6 million. Real estate development lending, which began to show signs of deterioration in certain parts of our banking market late in 2007, accounts for $3.4 million of the increase. The Company is working diligently to reduce and minimize the impact of holding nonperforming loans. Subsequent to March 31, 2008, the Company transferred to other real estate owned $4.1 million of real estate collateral related to a previously reported nonaccrual credit at March 31, 2008. In addition, a $2.0 million outstanding nonaccrual credit at March 31, 2008 has since been paid.

A $2.9 million increase in loans past due 90 days or more and still accruing interest is mainly the result of two large credits totaling $2.5 million added during the current quarter. The larger of these two credits, totaling $1.8 million, is well secured with real estate and other collateral. Subsequent to March 31, 2008 this credit is no longer past due and all payments are current. The smaller of the two credits, totaling $667 thousand, is secured by residential real estate. While the creditor continues to be hampered by slow-moving housing sales, it has become current on its principal and interest obligations subsequent to March 31, 2008.

Other Real Estate

Other real estate owned (“OREO”) includes real estate properties acquired by the Company through foreclosure. At March 31, 2008 OREO was $7.4 million, up $1.4 million or 22.7% from year-end 2007. The increase in OREO is driven by $1.3 million in properties acquired that previously secured outstanding loans to three individual credits.

Deposits

A summary of the Company’s deposits are as follows for the periods indicated.

	End of Period			Average
(In thousands)	March 31, 2008	December 31, 2007	Difference	March 31, 2008	December 31, 2007	Difference
Noninterest Bearing
Commonwealth	$40,720	$15,367	$25,353	$36,389	$37,119	$(730)
Other	177,820	177,065	755	174,223	177,304	(3,081)
Total	$218,540	$192,432	$26,108	$210,612	$214,423	$(3,811)

Interest Bearing
Demand	$273,589	$261,642	$11,947	$267,433	$258,992	$8,441
Savings	263,484	250,002	13,482	259,272	244,299	14,973
Time	785,499	770,021	15,478	783,225	748,939	34,286
Total	$1,322,572	$1,281,665	$40,907	$1,309,930	$1,252,230	$57,700

Total Deposits	$1,541,112	$1,474,097	$67,015	$1,520,542	$1,466,653	$53,889

Deposit balances of the Commonwealth can fluctuate significantly from day to day. The Company believes average balances are important when analyzing its deposit balances. Both end of period and average savings account deposit balances were boosted by promotional efforts beginning in the fourth quarter of 2007.

Borrowed Funds

Total borrowed funds were $411 million at March 31, 2008, an increase of $14.1 million or 3.5% from $397 million at year-end 2007. Long-term borrowings increased $8.8 million resulting from additional FHLB borrowings of $10.0 million during the current quarter partially offset by repayments of $1.2 million. Short-term borrowings increased $5.3 million or 6.5% due mainly to higher federal funds purchases and securities sold under agreements to repurchase balances. This source of short-term funding fluctuates as the overall net funding position of the Company changes.

LIQUIDITY

The Parent Company’s primary use of cash consists of dividend payments to its common shareholders, purchases of its common stock, corporate acquisitions, interest expense on borrowings, and other general operating purposes. Liquidity of the Parent Company depends primarily on the receipt of dividends from its subsidiary banks, cash balances maintained, and borrowings from nonaffiliated sources.  As of March 31, 2008 combined retained earnings of the subsidiary banks was $50.9 million, of which $8.7 million was available for the payment of dividends to the Parent Company without obtaining prior approval from bank regulatory agencies.  As a practical matter, payment of future dividends is also subject to the maintenance of other capital ratio requirements.

Management expects that in the aggregate, its subsidiary banks will continue to have the ability to pay dividends in order to provide funds to the Parent Company to meet its near-term liquidity needs. In addition, the Parent Company has a $15.0 million unsecured line of credit with an unrelated financial institution available for general corporate purposes. This line of credit matures in June 2008 and bears interest at the three-month LIBOR rate plus 125 basis points.

The Parent Company had cash balances of $8.8 million at March 31, 2008, a decrease of $6.1 million or 41.0% from $15.0 million at year-end 2007.  Significant cash flows during the current quarter for the Parent Company include the following: management fees received from subsidiaries of $714 thousand; payment of dividends to shareholders of $2.4 million; the purchase of $1.0 million of common shares in two unaffiliated banks; interest payment on borrowed funds of $801 thousand; and the repurchase of the Company’s stock in the amount of $949 thousand.

The Company's objective as it relates to liquidity is to ensure that its subsidiary banks have funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability.  In order to maintain a proper level of liquidity, the subsidiary banks have several sources of funds available on a daily basis that can be used for liquidity purposes.  Those sources of funds include the subsidiary banks' core deposits, consisting of business and nonbusiness deposits, cash flow generated by repayment of principal and interest on loans and investment securities, FHLB and other borrowings, and federal funds purchased and securities sold under agreements to repurchase.  While maturities and scheduled amortization of loans and investment securities are generally a predictable source of funds, deposit outflows and mortgage prepayments are influenced significantly by general interest rates, economic conditions, and competition in the Company’s local markets.  As of March 31, 2008 the Company had approximately $197 million in additional borrowing capacity under various FHLB, federal funds, and other borrowing agreements.  However, there is no guarantee that these sources of funds will continue to be available to the Company, or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in the Company’s liquidity from these sources.

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

Liquid assets consist of cash, cash equivalents, and securities available for sale.  At March 31, 2008, consolidated liquid assets were $716 million, an increase of $94.4 million or 15.2% from year-end 2007.  The increase in liquid assets is mainly attributed to $80.7 million higher cash and equivalents. The increase in cash and equivalents is due in part to higher deposit activity of the Commonwealth and the overall funding position of the Company, which changes as loan demand, deposit levels, and other sources and uses of funds fluctuate.

Net cash provided by operating activities was $9.3 million in the first three months of 2008 compared to $794 thousand a year earlier. The increase in operating cash is mainly attributed to the impact of fluctuations in other liabilities in the comparable periods. Operating cash declines as current liabilities are paid; alternatively, an increase in current liabilities results in a source of cash. In the first three months of 2008, other liabilities increased $3.6 million. In the same period a year earlier, other liabilities decreased $6.8 million.

Net cash used in investing activities was $6.3 million in the first quarter of 2008, a $24.7 million decline compared to $31.0 million in the first quarter of 2007. The change in cash flows is related to lower net loan activity in the current three-month period compared to a year ago. Net cash provided by financing activities was relatively unchanged at $77.8 million in the comparison. Lower funding from federal funds purchased and other short-term borrowings of $71.3 million was partially offset by a net increase in deposits of $62.0 million. In addition, net cash provided by long-term borrowings increased $9.0 million in the three-month comparison.

Commitments to extend credit are considered in addressing the Company’s liquidity management.  The Company does not expect these commitments to significantly effect the liquidity position in future periods. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options, or similar instruments.

CAPITAL RESOURCES

Shareholders’ equity was $174 million on March 31, 2008, an increase of $5.7 million or 3.4% from $168 million at December 31, 2007. The increase in shareholders’ equity is due mainly to a $4.6 million increase in accumulated other comprehensive income followed by $1.2 million higher retained earnings.

Accumulated other comprehensive income was higher mainly due to a net increase in the market value of available for sale investment securities of $4.5 million, net of tax. The GNMA bonds purchased in the balance sheet leverage transaction in 2007 is the primary driver of the increase. The increase in the market value of available for sale investment securities is due primarily to the impact of changing economic conditions, including a decline in Treasury yields at March 31, 2008 compared to December 31, 2007. The decline in yields was evident in all maturity ranges of the yield curve, with shorter-term rates experiencing the largest decreases. As overall yields have declined, the portfolio has increased in value.  Market values of fixed rate investments are inversely related to changes in market interest rates.

The increase in retained earnings is due to net income of $4.4 million, partially offset by $2.4 million or $.33 per share cash dividends declared and the purchase of 38 thousand shares of the Company’s outstanding shares.

Consistent with the objective of operating a sound financial organization, the Company’s goal is to maintain capital ratios well above the regulatory minimum requirements.  The Company's capital ratios as of March 31, 2008 and the regulatory minimums are as follows.

	Farmers Capital	Regulatory
	Bank Corporation	Minimum
Tier 1 risk based	11.44%	4.00%
Total risk based	12.49%	8.00%
Leverage	7.64%	4.00%

As of March 31, 2008, all of the Company’s subsidiary banks were in excess of the well-capitalized regulatory ratio requirements as calculated under guidelines established by federal banking agencies. The Company is not aware of any recommendations by its regulatory authorities which, if implemented, would have a material effect on its capital resources, liquidity, or operations.

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

At March 31, 2008, the model indicated that if rates were to gradually increase by 150 basis points during the remainder of the calendar year, then net interest income and net income would increase 3.1% and 7.5%, respectively for the year ending December 31, 2008.  The model indicated that if rates were to gradually decrease by 150 basis points over the same period, then net interest income and net income would decrease .5% and 1.5%, respectively.

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

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the Chief Executive Officer and Chief Financial Officers evaluation, nor were there any significant deficiencies or material weaknesses in the controls which required corrective action.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

As of March 31, 2008, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted.  Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material effect upon the consolidated financial statements of the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 to January 31, 2008				127,971
February 1, 2008 to February 29, 2008	10,000	$26.35	10,000	117,971
March 1, 2008 to March 31, 2008	28,000	24.47	28,000	89,971
Total	38,000	$24.97	38,000

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

Date:	May 5, 2008	/s/ G. Anthony Busseni
G. Anthony Busseni,
President and CEO
(Principal Executive Officer)

Date:	May 8, 2008	/s/ Doug Carpenter
C. Douglas Carpenter,
Senior Vice President, Secretary, and CFO
(Principal Financial and Accounting Officer)