Form 10-Q
period 2008-06-30
FARMERS CAPITAL BANK CORP
filed 2008-08-08
CIK 713095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 OR 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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
7,348,744 shares outstanding at August 6, 2008

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Unaudited Consolidated Balance Sheets
	June 30,	December 31,
(In thousands, except share data)	2008	2007
Assets
Cash and cash equivalents:
Cash and due from banks	$79,795	$44,896
Interest bearing deposits in other banks	2,281	2,290
Federal funds sold and securities purchased under agreements to resell	29,631	31,954
Total cash and cash equivalents	111,707	79,140
Investment securities:
Available for sale, amortized cost of $547,016 (2008) and $542,259 (2007)	544,267	542,633
Held to maturity, fair value of $3,053 (2008) and $3,863 (2007)	3,304	3,844
Total investment securities	547,571	546,477
Loans, net of unearned income	1,305,079	1,291,985
Allowance for loan losses	(14,965)	(14,216)
Loans, net	1,290,114	1,277,769
Premises and equipment, net	40,808	38,663
Company-owned life insurance	34,775	34,171
Goodwill	52,408	52,408
Other intangibles, net	8,242	9,543
Other assets	36,718	30,076
Total assets	$2,122,343	$2,068,247
Liabilities
Deposits:
Noninterest bearing	$223,400	$192,432
Interest bearing	1,290,214	1,281,665
Total deposits	1,513,614	1,474,097
Federal funds purchased and other short-term borrowings	83,926	80,755
Securities sold under agreements to repurchase and other long-term borrowings	278,987	267,339
Subordinated notes payable to unconsolidated trusts	48,970	48,970
Dividends payable	2,426	2,436
Other liabilities	24,276	26,159
Total liabilities	1,952,199	1,899,756
Shareholders’ Equity
Preferred Stock, no par value; 1,000,000 shares authorized; none issued
Common stock, par value $.125 per share; 9,608,000 shares authorized; 7,348,744 and 7,384,865 shares issued and outstanding at June 30, 2008
and December 31, 2007, respectively	919	923
Capital surplus	48,046	48,176
Retained earnings	126,152	122,498
Accumulated other comprehensive loss	(4,973)	(3,106)
Total shareholders’ equity	170,144	168,491
Total liabilities and shareholders’ equity	$2,122,343	$2,068,247
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Income
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2008	2007	2008	2007
Interest Income
Interest and fees on loans	$21,960	$24,215	$44,736	$46,752
Interest on investment securities:
Taxable	5,964	2,897	11,831	5,521
Nontaxable	827	844	1,651	1,701
Interest on deposits in other banks	10	15	24	29
Interest of federal funds sold and securities purchased under agreements to resell	276	540	830	1,910
Total interest income	29,037	28,511	59,072	55,913
Interest Expense
Interest on deposits	9,757	11,254	20,709	22,205
Interest on federal funds purchased and other short-term borrowings	447	1,252	1,153	2,499
Interest on securities sold under agreements to repurchase and other long-term borrowings	2,818	701	5,644	1,362
Interest on subordinated notes payable to unconsolidated trusts	664	454	1,460	902
Total interest expense	13,686	13,661	28,966	26,968
Net interest income	15,351	14,850	30,106	28,945
Provision for loan losses	483	330	1,585	(166)
Net interest income after provision for loan losses	14,868	14,520	28,521	29,111
Noninterest Income
Service charges and fees on deposits	2,486	2,624	4,864	5,117
Allotment processing fees	1,166	1,168	2,331	2,125
Other service charges, commissions, and fees	1,119	1,036	2,226	2,020
Data processing income	305	307	585	584
Trust income	533	485	1,050	973
Investment securities gains, net	214		580
Gains on sale of mortgage loans, net	101	175	226	292
Income from company-owned life insurance	312	321	613	668
Other	(45)	(8)	103	(4)
Total noninterest income	6,191	6,108	12,578	11,775
Noninterest Expense
Salaries and employee benefits	7,557	7,619	15,108	15,129
Occupancy expenses, net	1,064	1,023	2,200	2,089
Equipment expenses	753	761	1,467	1,542
Data processing and communications expense	1,252	1,160	2,563	2,326
Bank franchise tax	477	525	896	1,039
Correspondent bank fees	293	186	508	345
Amortization of intangibles	650	848	1,301	1,666
Other	2,346	2,187	4,729	4,511
Total noninterest expense	14,392	14,309	28,772	28,647
Income before income taxes	6,667	6,319	12,327	12,239
Income tax expense	1,767	1,407	3,051	2,717
Net Income	$4,900	$4,912	$9,276	$9,522
Per Common Share
Net income, basic and diluted	$.67	$.62	$1.26	$1.21
Cash dividends declared	.33	.33	.66	.66
Weighted Average Shares Outstanding
Basic	7,350	7,884	7,362	7,888
Diluted	7,350	7,892	7,362	7,899
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Comprehensive Income
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007
Net Income	$4,900	$4,912	$9,276	$9,522
Other comprehensive loss:
Unrealized holding loss on available for sale securities arising during the period, net of tax of $3,423, $110, $1,020, and $884, respectively	(6,357)	(2,061)	(1,895)	(1,642)

Reclassification adjustment for prior period unrealized (gain) loss recognized during current period, net of tax of $95, $4, $73, and $5, respectively	(176)	8	(135)	10

Change in unfunded portion of postretirement benefit obligation, net of tax of $44 , $34, $88, and $69	82	64	163	129
Other comprehensive loss	(6,451)	(1,989)	(1,867)	(1,503)
Comprehensive (Loss) Income	$(1,551)	$2,923	$7,409	$8,019
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Cash Flows
Six months ended June 30, (In thousands)	2008	2007
Cash Flows from Operating Activities
Net income	$9,276	$9,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,215	3,607
Net discount accretion available for sale investment securities	(368)	(632)
Provision for loan losses	1,585	(166)
Noncash compensation expense	27	30
Mortgage loans originated for sale	(11,436)	(12,177)
Proceeds from sale of mortgage loans	8,127	10,005
Deferred income tax expense	1,705	2,497
Gain on sale of mortgage loans, net	(226)	(292)
Loss on disposal of premises and equipment, net	19	104
Gain on sale of repossessed assets, net	(44)	(90)
Gain on sale of available for sale investment securities, net	(580)
Decrease (increase) in accrued interest receivable	603	(478)
Income from company-owned life insurance	(604)	(631)
Increase in other assets	(3,568)	(296)
(Decrease) increase in accrued interest payable	(944)	579
Decrease in other liabilities	(689)	(5,527)
Net cash provided by operating activities	6,098	6,055
Cash Flows from Investing Activities
Proceeds from maturities and calls of investment securities:
Available for sale	140,078	209,054
Held to maturity	540	1,388
Proceeds from sale of available for sale investment securities	21,512	20,785
Purchase of available for sale investment securities	(165,399)	(209,764)
Loans originated for investment, net of principal collected	(16,289)	(72,383)
Purchase of PNC Military Allotment operations, net of cash acquired		(1,876)
Purchase price refinements of previous acquisitions		(18)
Additions to mortgage servicing rights, net	(31)	(59)
Purchase of premises and equipment	(4,013)	(3,828)
Proceeds from sale of repossessed assets	1,509	1,547
Proceeds from sale of equipment	19	315
Net cash used in investing activities	(22,074)	(54,839)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	39,517	(14,449)
Net increase in federal funds purchased and other short-term borrowings	3,171	24,863
Proceeds from long-term debt	19,000	8,000
Repayments of long-term debt	(7,352)	(5,521)
Dividends paid	(4,869)	(6,078)
Purchase of common stock	(1,049)	(725)
Shares issued under Employee Stock Purchase Plan	125	126
Stock options exercised		243
Net cash provided by financing activities	48,543	6,459
Net increase (decrease) in cash and cash equivalents	32,567	(42,325)
Cash and cash equivalents at beginning of year	79,140	156,828
Cash and cash equivalents at end of period	$111,707	$114,503

Supplemental Disclosures
Cash paid during the period for:
Interest	$29,910	$26,389
Income taxes	4,200	5,300
Transfers from loans to repossessed assets	5,894	997
Cash dividend declared and unpaid	2,426	2,602
  See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share data)					Accumulated
					Other	Total
Six months ended	Common Stock		Capital	Retained	Comprehensive	Shareholders’
June 30, 2008 and 2007	Shares	Amount	Surplus	Earnings	Loss	Equity
Balance at January 1, 2008	7,385	$923	$48,176	$122,498	$(3,106)	$168,491
Net income				9,276		9,276
Other comprehensive loss					(1,867)	(1,867)
Cash dividends declared, $.66 per share				(4,859)		(4,859)
Purchase of common stock	(43)	(5)	(281)	(763)		(1,049)
Shares issued pursuant to Employee Stock Purchase plan	7	1	124			125
Noncash compensation expense attributed to stock option & Employee Stock Purchase Plan grants			27			27
Balance at June 30, 2008	7,349	$919	$48,046	$126,152	$(4,973)	$170,144

Balance at January 1, 2007	7,895	$988	$53,201	$128,652	$(5,778)	$177,063
Net income				9,522		9,522
Other comprehensive loss					(1,503)	(1,503)
Cash dividends declared, $.66 per share				(5,208)		(5,208)
Purchase of common stock	(23)	(3)	(144)	(578)		(725)
Stock options exercised, including related tax benefits	10	1	243			244
Shares issued pursuant to Employee Stock Purchase plan	5		126			126
Noncash compensation expense attributed to stock option & Employee Stock Purchase Plan grants			30			30
Balance at June 30, 2007	7,887	$986	$53,456	$132,388	$(7,281)	$179,549
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

3.	Recently Issued But Not Yet Effective Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. During May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts”.

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

SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. The hierarchy under Statement 162 is as follows:

•
FASB SFAS and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, AICPA Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB, and Rules and interpretive releases of the SEC for SEC registrants.

•	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

•	AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the EITF, and Appendix D EITF topics.

•
Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not expect this statement to have a material impact on the Company’s consolidated results of operations or financial position upon adoption.

SFAS No. 163 clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. This statement is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early application is not permitted. The Company does not expect this statement to have a material impact on the Company’s consolidated results of operations or financial position upon adoption.

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

5.           Net Income Per Common Share

Basic net income per common share is determined by dividing net income by the weighted average total number of shares of common stock outstanding.  Diluted net income per common share is determined by dividing net income by the total weighted average number of shares of common stock outstanding, plus the total weighted average number of shares that would be issued upon exercise of dilutive stock options assuming proceeds are used to repurchase shares pursuant to the treasury stock method.  Net income per common share computations were as follows at June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2008	2007	2008	2007

Net income, basic and diluted	$4,900	$4,912	$9,276	$9,522

Average shares outstanding	7,350	7,884	7,362	7,888
Effect of dilutive stock options		8		11
Average diluted shares outstanding	7,350	7,892	7,362	7,899

Net income per share, basic and diluted	$.67	$.62	$1.26	$1.21

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

In February 2008, the FASB issued Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157”.  This FSP delays the effective date of SFAS No. 157  for all nonfinancial assets and nonfinancial liabilities, except those that  are  recognized  or  disclosed at fair value on a recurring basis (at least  annually)  to  fiscal  years  beginning after November 15, 2008, and interim periods within those fiscal years.

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

•
Investments in the Federal Reserve Bank, Federal Home Loan Bank, and other similar stock totaling $9.7 million at June 30, 2008 is carried at cost and not included in the table below, as they are outside the scope of SFAS No. 157.

Available for sale investment securities are the Company’s only balance sheet item that meets the disclosure requirements for instruments measured at fair value on a recurring basis. Disclosures are as follows in the table below.

		Fair Value Measurements at June 30, 2008 Using
(In thousands) Description	Fair Value June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for sale investment securities	$534,537	$16,072	$518,465	$0

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

Impaired loans in the amount of $32.2 million have been written down to their estimated fair value of $29.8 million at June 30, 2008. At December 31, 2007 impaired loans of $30.0 million had an estimated fair value of $28.2 million. The provision for loans losses for the six months ended June 30, 2008 includes $511 thousand related to the higher impaired loans. Impaired loans are measured at fair value based on the underlying collateral and are considered level 3 inputs.

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

RESULTS OF OPERATIONS

Second Quarter 2008 Compared to Second Quarter 2007

The Company reported net income per share of $.67 for the three months ended June 30, 2008, an increase of $.05 or 8.1% compared to $.62 for the same three-month period a year earlier. Highlights of the quarterly comparison are as follows.

▪	Net income for the second quarter of 2008 was unchanged at $4.9 million compared to the same quarter a year earlier.
▪
The $.05 or 8.1% increase in per share earnings in the comparison is the result of the Company’s purchase of 559 thousand of its outstanding shares through a tender offer during the third quarter of 2007, which significantly reduced the weighted average number of shares outstanding.

▪	Net interest income increased $501 thousand or 3.4% mainly as a result of the Company’s leverage transaction that occurred during the fourth quarter of 2007.
▪	The provision for loan losses increased $153 thousand or 46.4% due to higher nonperforming loans in the comparable periods.
▪
Income tax expense was up $360 thousand or 25.6% due mainly to an increase in taxable sources of income and, to a lesser extent, lower tax credits. The effective income tax rate increased 424 basis points to 26.5%.

▪
Return on average assets (“ROA”) and equity (“ROE”) was .92% and 11.35%, respectively in the current quarter. This represents a decrease of 14 basis points in ROA and an increase of 44 basis points in ROE compared to the same quarter a year ago.

▪
Net interest spread and margin for the current quarter was 3.17% and 3.43%, respectively compared to 3.35% and 3.79% a year ago. The 2007 balance sheet leverage transaction negatively impacted net interest margin by 28 basis points in the current three months.

Net Interest Income

Net interest income was $15.4 million for the second quarter of 2008, an increase of $501 thousand or 3.4% from $14.9 million in the same quarter a year earlier. The increase in net interest income is attributed to the Company’s $200 million balance sheet leverage transaction during the fourth quarter of 2007. This transaction added $836 thousand to net interest income in the current quarter compared to none in the same quarter a year ago since the transaction occurred late in the year of 2007.

With the exception of the balance sheet leverage transaction from 2007, interest related to most of the Company’s earning assets and interest paying liabilities have declined in the comparison. These declines are due almost entirely to a lower interest rate environment in the current period compared to a year earlier. The Company is generally earning and paying less interest from its earning assets and funding sources as rates have dropped. This includes repricing of variable and floating rate assets and liabilities that have reset since the prior year as well as activity related to new earning assets and funding sources that reflect the overall lower interest rate environment.

Total interest income was $29.0 million in the second quarter of 2008, an increase of $526 thousand or 1.8%. Interest on taxable investment securities grew $3.1 million or 106% primarily from the leverage transaction, which offset lower interest income of $2.5 million from other sources, mainly loans. Interest and fees on loans was $22.0 million, a decrease of $2.3 million or 9.3% from a year ago as the impact of lower rates earned offset a $42.1 million or 3.4% increase in volume. Interest on short-term investments declined $269 thousand or 48.5% due to a lower average rate earned that offset a $6.1 million or 12.2% increase in average outstanding balances.

Total interest expense was $13.7 million in the current quarter, unchanged from a year ago. Interest expense on securities sold under agreements to repurchase and other long-term borrowings jumped $2.1 million in the current quarter compared to a year ago due mainly to the leverage transaction in late 2007. Interest expense on deposit accounts and short-term borrowings declined $1.5 million or 13.3% and $805 thousand or 64.3%, respectively. The decline of interest expense on deposit accounts is attributed to lower average rates paid, which offset a $64.6 million or 5.2% increase in average balances outstanding. For short-term borrowings, the lower interest expense is attributed to a decline in the average rate paid of 247 basis points and $26.2 million lower average outstanding balances.

The net interest margin on a taxable equivalent basis decreased 36 basis points to 3.43% during the second quarter of 2008 compared to 3.79% in the same quarter of 2007.  The lower net interest margin is attributed in part to an 18 basis point decrease in the spread between rates earned on earning assets and the rates paid on interest bearing liabilities to 3.17% in the current quarter from 3.35% in the comparable quarter of 2007. In addition, the impact of noninterest bearing sources of funds reduced net interest margin by an additional 15 basis points. The impact of noninterest bearing sources of funds on net interest margin typically decreases as the cost of funds decline. The Company expects continued margin compression in the near term as many earning assets, particularly loans, and funding sources reprice downward to reflect the overall lower market interest rate environment.

The following tables present an analysis of net interest income for the quarterly periods ended June 30.

Distribution of Assets, Liabilities and Shareholders’ Equity:  Interest Rates and Interest Differential
Quarter Ended June 30,	2008			2007
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities
Taxable	$431,778	$5,964	5.54%	$236,538	$2,897	4.91%
Nontaxable[1]	88,604	1,191	5.39	88,827	1,205	5.44
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	56,058	286	2.05	49,974	555	4.45
Loans[1,2,3]	1,297,789	22,260	6.88	1,255,692	24,429	7.80
Total earning assets	1,874,229	$29,701	6.36%	1,631,031	$29,086	7.15%
Allowance for loan losses	(14,517)			(11,310)
Total earning assets, net of allowance for loan losses	1,859,712			1,619,721
Nonearning Assets
Cash and due from banks	83,623			86,269
Premises and equipment, net	40,507			39,280
Other assets	151,801			121,383
Total assets	$2,135,643			$1,866,653
Interest Bearing Liabilities
Deposits
Interest bearing demand	$267,294	$502	0.75%	$257,773	$918	1.43%
Savings	267,405	876	1.31	244,759	1,387	2.27
Time	777,327	8,379	4.32	744,876	8,949	4.82
Federal funds purchased and other short-term borrowings	80,577	447	2.23	106,811	1,252	4.70
Securities sold under agreements to repurchase and other long-term borrowings	327,214	3,482	4.27	89,513	1,155	5.18
Total interest bearing liabilities	1,719,817	$13,686	3.19%	1,443,732	$13,661	3.80%
Noninterest Bearing Liabilities
Commonwealth of Kentucky deposits	42,900			44,806
Other demand deposits	176,702			175,332
Other liabilities	22,640			22,157
Total liabilities	1,962,059			1,686,027
Shareholders’ equity	173,584			180,626
Total liabilities and shareholders’
equity	$2,135,643			$1,866,653
Net interest income		16,015			15,425
TE basis adjustment		(664)			(575)
Net interest income		$15,351			$14,850
Net interest spread			3.17%			3.35%
Impact of noninterest bearing sources of funds			.26			.44
Net interest margin			3.43%			3.79%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
2Loan balances include principal balances on nonaccrual loans.
3Loan fees included in interest income amounted to $818 thousand and $790 thousand in 2008 and 2007, respectively.

Analysis of Changes in Net Interest Income (tax equivalent basis)
(In thousands)	Variance	Variance Attributed to
Quarter Ended June 30,	2008/2007 [1]	Volume	Rate

Interest Income
Taxable investment securities	$3,067	$2,654	$413
Nontaxable investment securities[2]	(14)	(3)	(11)
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	(269)	392	(661)
Loans[2]	(2,169)	4,634	(6,803)
Total interest income	615	7,677	(7,062)
Interest Expense
Interest bearing demand deposits	(416)	222	(638)
Savings deposits	(511)	752	(1,263)
Time deposits	(570)	2,034	(2,604)
Federal funds purchased and other short-term borrowings	(805)	(256)	(549)
Securities sold under agreements to repurchase and other long-term borrowings	2,327	3,711	(1,384)
Total interest expense	25	6,463	(6,438)
Net interest income	$590	$1,214	$(624)
Percentage change	100.0%	205.8%	-105.8%

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values     of rate and volume variances as a basis for allocation.
2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Provision and Allowance for Loan Losses

The provision for loan losses for the quarter ended June 30, 2008 was $483 thousand, an increase of $153 thousand or 46.4% compared to $330 thousand for the same quarter of 2007. Net charge-offs were $73 thousand in the current quarter compared to $361 thousand a year earlier. Lower net charge-offs in the current quarter were helped by an $828 thousand recovery of a previously charged-off credit initiated during 2001. On an annualized basis, quarterly net charge-offs were .02% of average loans outstanding at June 30, 2008. Excluding the unusually large recovery in the current quarter, the amount was .28%. This compares to ..24%, .11% and .11% at March 31, 2008, year-end 2007, and June 30, 2007.

Nonperforming loans were $24.0 million at June 30, 2008, an increase of $2.9 million compared to year-end 2007, but a decline of $5.9 million or 19.8% compared to March 31, 2008. At June 30, 2007 nonperforming loans were $5.8 million. Nonperforming loans began to spike upward during the third quarter of 2007 and peaked at $29.9 million during the first quarter of 2008. The upward trend in nonperforming loans beginning during the last half of 2007 and into early 2008 was driven by overall weaknesses in the general economy, including a softer housing market and significant credit tightening throughout the financial services industry. For the Company, this resulted in the real estate development portion of its lending portfolio that has shown the most signs of stress. The Company’s improvement in nonperforming loan levels at June 30, 2008 compared to March 31, 2008 is reflective of managements efforts to minimize the impact of current negative market factors on the Company by working to resolve credit delinquencies with existing customers and taking a more measured and cautious approach to new lending in the near term.

The allowance for loan losses was $15.0 million or 1.15% of net loans at June 30, 2008. This compares to $14.6 million or 1.13% of net loans and $14.2 million or 1.10% of net loans outstanding at March 31, 2008 and year-end 2007, respectively. A year ago, the allowance was $11.3 million or .89% of net loans outstanding. As a percentage of nonperforming loans, the allowance for loan losses was 62.5%, 48.7%, 67.5%, and 194% at June 30, 2008, March 31, 2008, December 31, 2007, and June 30, 2007, respectively.

Noninterest Income

Noninterest income was relatively unchanged at $6.2 million for the second quarter of 2008 compared to the same period a year ago. Gains on the sale of investment securities of $214 thousand, higher non-deposit service charges of $83 thousand or 8.0%, and higher trust income of $48 thousand or 9.9% drove the increase in noninterest income. Significant line items that partially offset these increases were lower service charges and fees on deposits of $138 thousand or 5.3% and lower gains on sale of loans of $74 thousand or 42.3%.

Securities gains for the current quarter include the reversal of $85 thousand of accrued litigation related to Visa during the fourth quarter of 2007; remaining securities gains of $129 thousand is attributed to normal asset and liability management. As a result of its membership in the Visa USA network, the Company received 12,508 shares of Class B common stock from the Visa IPO completed in March, of which 4,836 shares were redeemed for a gain of $207 thousand. The Company continues to own 7,672 shares of Class B common stock that are convertible into Class A shares. The Class B shares owned include significant ownership and transfer restrictions, including a provision whereby conversion or redemption of the shares may be prohibited until up to three years or longer after the IPO. As of June 30, 2008 the conversion rate from Class B shares into Class A shares was .71429. If the Company’s Class B shares could be converted into Class A shares at June 30, 2008, they would have a market value of $446 thousand. The Company will not recognize a gain, if any, on the Visa Class B stock it currently holds until the shares are redeemed at a time in the future that is currently not known.

The increase in non-deposit service charges of $83 thousand was made up mainly of $79 thousand and $25 thousand higher debit card interchange and ATM fees, respectively, which offset slight declines from other components of this line item. The increase in trust income of $48 thousand was due primarily to increased volume.

Lower service charges and fees on deposits of $138 thousand were driven by lower dormant account fees of $309 thousand at one of the Company’s subsidiary banks that offset higher overdraft charges of $190 thousand. The decrease in dormant account fees is related to a change in the subsidiary banks’ dormant account policy during 2007, which for some accounts lengthened the period of transaction inactivity required to consider it dormant. The policy changed the dormant period of certain deposit accounts to 12 months from six months. This resulted in a decrease in the number of dormant accounts and the related fee income. The decrease in gains on sale of loans is attributed to lower loan sales volume in the current quarter compared to the comparable quarter a year ago.

Noninterest Expense

Total noninterest expenses were nearly unchanged at $14.4 million for the second quarter of 2008 compared to the second quarter a year earlier. Salaries and employee benefits, the largest component of noninterest expenses, was $7.6 million, a decrease of $62 thousand or .8% as the average number of full time equivalent employees declined to 576 from 588. Salary and related payroll taxes declined $69 thousand, which was the primary driver of the lower current expense amount in the current period.

Intangible amortization expense decreased $198 thousand or 23.3% in the quarterly comparison which helped to offset relatively minor increases in other expense line items. Amortization of intangible assets, which relate to customer lists and core deposits from prior acquisitions, is decreasing as a result of actuarially determined schedules that allocate a higher amount of amortization in the earlier periods following an acquisition.

Correspondent bank fees increased $107 thousand or 57.5% due mainly to a change in billing method of an upstream correspondent bank during the current quarter. The billing method included switching from the requirement to maintain a certain minimum balance with the correspondent to a set fee-based structured arrangement. The increase of $92 thousand or 7.9% in data processing and communication expenses is attributed primarily to higher transaction volumes. The $159 thousand or 7.3% increase in other expenses was driven mainly by higher expenses associated with other real estate owned.

Income Taxes

Income tax expense for the second quarter of 2008 was $1.8 million, an increase of $360 thousand compared to the same period a year earlier. The effective federal income tax rate increased 424 basis points to 26.5% from 22.3%

in the comparison. The Company’s effective tax rate increased mainly due to an increase in taxable sources of income and, to a lesser extent, lower tax credits.

First Six Months of 2008 Compared to First Six Months of 2007

Net income for the first six months of 2008 was $9.3 million or $1.26 per share compared to $9.5 million or $1.21 per share for the same six-month period of 2007. Highlights of the six-month comparison are as follows.

▪
The $.05 or 4.1% increase in per share earnings for the current six-month period compared to the same period for 2007 is due mainly to the impact of the Company’s tender offer late in 2007. Net income declined $246 thousand or 2.6%, but was more than offset by the 559 thousand decrease in the number of shares outstanding from the tender offer.

▪	Net interest income increased $1.2 million, driven by the Company’s leverage transaction that occurred during the fourth quarter of 2007.
▪
The provision for loan losses jumped $1.8 million as overall economic conditions continue to stress certain portions of the Company’s lending portfolio, particularly real estate development and related industries.

▪	Noninterest income increased $803 thousand or 6.8% driven by securities gains of $580 thousand.
▪	Noninterest expenses were relatively unchanged at $28.8 million.
▪
Income tax expense increased $334 thousand or 12.3% due mainly to an increase in taxable sources of income and, to a lesser extent, lower tax credits. The effective income tax rate increased 255 basis points to 24.8%.

▪
ROA and ROE was .87% and 10.82%, respectively in the current six months. This represents a decrease of 17 basis points in ROA and an increase of 11 basis points in ROE compared to the same period a year ago.

▪
Net interest spread and margin for the current six months was 3.08% and 3.36%, respectively compared to 3.29% and 3.73% a year ago. The 2007 balance sheet leverage transaction negatively impacted net interest margin by 23 basis points in the current six months.

Net Interest Income

Net interest income was $30.1 million for the first six months of 2008, an increase of $1.2 million or 4.0% from $28.9 million for the same period during 2007. The increase in net interest income is driven mainly by the Company’s $200 million balance sheet leverage transaction during the fourth quarter of 2007. This transaction added $1.7 million to net interest income in the current six months compared to zero in the same six-month period a year ago since the transaction occurred late in the year of 2007.

Interest related to many of the Company’s earning assets and interest paying liabilities have declined in the comparison. These declines are due almost entirely to a lower interest rate environment in the current period compared to a year earlier. The Company is generally earning and paying less interest from its earning assets and funding sources as rates have dropped. This includes repricing of variable and floating rate assets and liabilities that have reset since the prior year as well as activity related to new earning assets and funding sources that reflect the overall lower interest rate environment.

Total interest income was $59.1 million for the current six months, an increase of $3.2 million or 5.6%. Interest on taxable investment securities jumped $6.3 million or 114% primarily from the leverage transaction, which offset lower interest income of $3.2 million from other sources, mainly loans. Interest and fees on loans was $44.7 million, a decrease of $2.0 million or 4.3% from a year ago as the impact of a 72 basis point decline in the average rate earned offset a $69.3 million or 5.6% increase in average outstanding balances. Interest on short-term investments declined $1.1 million or 56.0% due to a 217 basis point lower average rate earned combined with $16.4 million or 20.2% lower average outstanding balances.

Total interest expense was $29.0 million in the current period, an increase of $2.0 million or 7.4% from a year ago. Interest expense on securities sold under agreements to repurchase and other long-term borrowings climbed $4.3 million in the current six months compared to a year ago due mainly to the leverage transaction in late 2007. Interest expense on deposit accounts and short-term borrowings declined $1.5 million or 6.7% and $1.3 million or 53.9%, respectively. The lower interest expense on deposit accounts is attributed to a decrease in average rates paid, mainly on savings and interest bearing demand accounts. Interest on time deposits was up $161 thousand or .9% as a $44.6 million or 6.1% higher average balance outstanding outweighed a 25 basis point decrease in the average rate paid.

The net interest margin on a taxable equivalent basis decreased 37 basis points to 3.36% during the first six months of 2008 compared to 3.73% in the same period of 2007.  The lower net interest margin is attributed in part to a 21 basis point decrease in the spread between rates earned on earning assets and the rates paid on interest bearing liabilities to 3.08% in the current period from 3.29% in the comparable six months of 2007. In addition, the impact of noninterest bearing sources of funds reduced net interest margin by an additional 16 basis points. The impact of noninterest bearing sources of funds on net interest margin typically decreases as the cost of funds decline. The Company expects continued margin compression in the near term as many earning assets, particularly loans, and funding sources reprice downward to reflect the overall lower market interest rate environment.

The following tables present an analysis of net interest income for the six months ended June 30.

Distribution of Assets, Liabilities and Shareholders’ Equity:  Interest Rates and Interest Differential
Six Months Ended June 30,	2008			2007
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities
Taxable	$429,459	$11,831	5.54%	$229,371	$5,521	4.85%
Nontaxable[1]	88,876	2,372	5.37	89,384	2,432	5.49
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	64,763	854	2.65	81,189	1,939	4.82
Loans[1,2,3]	1,296,851	45,321	7.03	1,227,574	47,182	7.75
Total earning assets	1,879,949	$60,378	6.46%	1,627,518	$57,074	7.07%
Allowance for loan losses	(14,321)			(11,647)
Total earning assets, net of allowance for loan losses	1,865,628			1,615,871
Nonearning Assets
Cash and due from banks	81,901			82,149
Premises and equipment, net	39,881			38,888
Other assets	148,738			109,325
Total assets	$2,136,148			$1,846,233
Interest Bearing Liabilities
Deposits
Interest bearing demand	$267,364	$1,174	0.88%	$262,630	$1,951	1.50%
Savings	263,340	1,908	1.46	245,485	2,788	2.29
Time	780,273	17,627	4.54	735,682	17,466	4.79
Federal funds purchased and other short-term borrowings	85,225	1,153	2.72	106,245	2,499	4.74
Securities sold under agreements to repurchase and other long-term borrowings	326,175	7,104	4.38	87,967	2,264	5.19
Total interest bearing liabilities	1,722,377	$28,966	3.38%	1,438,009	$26,968	3.78%
Noninterest Bearing Liabilities
Commonwealth of Kentucky deposits	39,645			40,671
Other demand deposits	175,463			175,430
Other liabilities	26,254			12,901
Total liabilities	1,963,739			1,667,011
Shareholders’ equity	172,409			179,222
Total liabilities and shareholders’
equity	$2,136,148			$1,846,233
Net interest income		31,412			30,106
TE basis adjustment		(1,306)			(1,161)
Net interest income		$30,106			$28,945
Net interest spread			3.08%			3.29%
Impact of noninterest bearing sources of funds			.28			.44
Net interest margin			3.36%			3.73%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
2Loan balances include principal balances on nonaccrual loans.
3Loan fees included in interest income amounted to $1.3 million and $1.4 million in 2008 and 2007, respectively.

Analysis of Changes in Net Interest Income (tax equivalent basis)
(In thousands)	Variance	Variance Attributed to
Six Months Ended June 30,	2008/2007 [1]	Volume	Rate

Interest Income
Taxable investment securities	$6,310	$5,425	$885
Nontaxable investment securities[2]	(60)	(12)	(48)
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	(1,085)	(336)	(749)
Loans[2]	(1,861)	5,977	(7,838)
Total interest income	3,304	11,054	(7,750)
Interest Expense
Interest bearing demand deposits	(777)	104	(881)
Savings deposits	(880)	534	(1,414)
Time deposits	161	2,063	(1,902)
Federal funds purchased and other short-term borrowings	(1,346)	(427)	(919)
Securities sold under agreements to repurchase and other long-term borrowings	4,840	5,924	(1,084)
Total interest expense	1,998	8,198	(6,200)
Net interest income	$1,306	$2,856	$(1,550)
Percentage change	100.0%	218.7%	-118.7%

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Provision and Allowance for Loan Losses

The provision for loan losses for the six months ended June 30, 2008 was $1.6 million, an increase of $1.8 million compared to a $166 thousand negative provision for the same period of 2007. Net charge-offs were $836 thousand in the current six-month period compared to $581 thousand a year earlier. Net charge-offs in the current period were helped by an $828 thousand recovery of a previously charged-off credit initiated during 2001. On an annualized basis, year-to-date net charge-offs were .13% of average loans outstanding at June 30, 2008. Excluding the unusually large recovery in the current period, the amount was .26%. This compares to .24%, .11% and .10% at March 31, 2008, year-end 2007, and June 30, 2007.

Nonperforming loans were $24.0 million at June 30, 2008, an increase of $2.9 million compared to year-end 2007. At June 30, 2007 nonperforming loans were $5.8 million. Nonperforming loans began to spike upward during the third quarter of 2007 and peaked at $29.9 million during the first quarter of 2008. The upward trend in nonperforming loans beginning during the last half of 2007 and into early 2008 was driven by overall weaknesses in the general economy, including a softer housing market and significant credit tightening throughout the financial services industry. For the Company, this resulted in the real estate development portion of its lending portfolio that has shown the most signs of stress. The $18.2 million increase in nonperforming loan levels at June 30, 2008 compared to June 30, 2007 is attributed to the factors identified above. Most of the increase in nonaccrual loans in the six month comparison is attributed to higher nonaccrual loans of $17.3 million that is concentrated into a relatively few number of larger-balance credits. Although nonperforming loans have increased significantly compared to a year ago, the Company experienced a decline of $5.9 million or 19.8% from the first quarter of 2008.

The allowance for loan losses was $15.0 million or 1.15% of net loans at June 30, 2008. This compares to $14.2 million or 1.10% of net loans outstanding at year-end 2007. A year ago, the allowance was $11.3 million or .89% of net loans outstanding. As a percentage of nonperforming loans, the allowance for loan losses was 62.5%, 67.5%, and 194% at June 30, 2008, December 31, 2007, and June 30, 2007, respectively.

Noninterest Income

Noninterest income for the six months ended June 30, 2008 was $12.6 million, an increase of $803 thousand or 6.8% compared to a year ago. Gains on the sale of investment securities of $580 thousand, higher allotment processing fees of $206 thousand or 9.7%, and higher non-deposit service charges of $206 thousand or 10.2% drove the increase in noninterest income. Significant line items that partially offset these increases were lower service charges and fees on deposits of $253 thousand or 4.9% and lower gains on sale of loans of $66 thousand or 22.6%.

Securities gains include $207 thousand attributed to the mandatory redemption of part of the Visa, Inc. common stock received during the first quarter of 2008 and $85 thousand attributed to the reversal of previously accrued litigation representing the Company’s share of the litigation reserve escrow account established by Visa related to its IPO. Remaining securities gains of $288 thousand are attributed to normal asset and liability management.

As a result of its membership in the Visa USA network, the Company received 12,508 shares of Class B common stock from the Visa IPO completed in March, of which 4,836 shares were redeemed. The Company continues to own 7,672 shares of Class B common stock that are convertible into Class A shares. The Class B shares owned include significant ownership and transfer restrictions, including a provision whereby conversion or redemption of the shares may be prohibited until up to three years or longer after the IPO. As of June 30, 2008 if the Company’s Class B shares could be converted into Class A shares, they would have a market value of $446 thousand. The Company will not recognize a gain, if any, on the Visa Class B stock it currently holds until the shares are redeemed at a time in the future that is currently not known.

Allotment processing fees were up $206 thousand or 9.7% due mainly to the timing of the acquisition of the Military Allotment operations of PNC Bank during the first quarter a year ago. The $206 thousand increase in other service charges, commissions, and fees was due to higher volume related interchange fees of $147 thousand and safekeeping fees of $64 thousand. Trust income increased $77 thousand or 7.9% and is also due primarily to increased volume. Lower service charges and fees on deposits of $253 thousand were driven by a decrease in dormant account fees of $642 thousand, which offset higher overdraft charges of $436 thousand. The decrease in dormant account fees is related to a change in the dormant account policy of one of the Company’s subsidiary banks during 2007. The change in policy lengthened the period of transaction inactivity of some deposit accounts required to consider them dormant. The policy changed the dormant period of certain deposit accounts to 12 months from six months. This resulted in a decrease in the number of dormant accounts and the related fee income. The $66 thousand decrease in gains on sale of loans is attributed to lower loan sales volume in the current six-month period compared to the same period a year ago.

Noninterest Expense

Total noninterest expenses were nearly unchanged at $28.8 million for the six months ended June 30, 2008 compared to the same six months of 2007. Salaries and employee benefits, the largest component of noninterest expenses, was unchanged at $15.1 million as the average number of full time equivalent employees dipped to 575 from 584. Salary and related payroll taxes grew $83 thousand, but was offset by lower benefit costs of $100 thousand.

Intangible amortization and bank franchise tax expense decreased $365 thousand or 21.9% and $143 thousand or 13.8%, respectively, in the comparison which nearly offset increases in other expense line items. Amortization of intangible assets, which relate to customer lists and core deposits from prior acquisitions, is decreasing as a result of actuarially determined schedules that allocate a higher amount of amortization in the earlier periods following an acquisition. The decrease in bank franchise taxes is the result of lower accruals and the filing of amended tax returns related to prior years.

Data processing and communications expense was up $237 thousand or 10.2% in the current period primarily due to higher transaction volumes. Correspondent bank fees increased $163 thousand or 47.2% due mainly to a change in billing method of an upstream correspondent bank in the current period. The billing method included switching from the requirement to maintain a certain minimum balance with the correspondent to a set fee-based structured arrangement. The $218 thousand or 4.8% increase in other expenses was driven mainly by higher expenses associated with other real estate owned.

 Income Taxes

Income tax expense for the first six months of 2008 was $3.1 million, an increase of $334 thousand or 12.3% compared to $2.7 million for the same period a year earlier. The effective federal income tax rate increased 255 basis points to 24.8% from 22.2% in the comparison. The Company’s effective tax rate increased mainly due to an increase in taxable sources of income and, to a lesser extent, lower tax credits.

FINANCIAL CONDITION

Total assets were $2.1 billion at June 30, 2008, an increase of $54.1 million or 2.6% from the prior year-end.  The most significant changes in the Company’s assets from year-end were a $32.6 million or 41.2% increase in cash and cash equivalents and an increase in net loans of $12.3 million or 1.0%.

Total liabilities increased $52.4 million or 2.8% at June 30, 2008 compared to December 31, 2007. Higher deposit balances account for $39.5 million of the increase in liabilities; borrowed funds, primarily long-term, increased $14.8 million. Shareholders’ equity was up $1.7 million or 1.0% to $170 million at the end of the period.

The increase in current end of period cash and cash equivalents compared to year-end 2007 was driven by an additional $34.4 million in deposits from the Commonwealth of Kentucky (“Commonwealth”). The Company has used the growth from other sources of funds primarily to invest in loans and investment securities. The modest increase in the loan portfolio from year-end 2007 is representative of a more cautious and measured lending strategy. This is a result of continuing signs of general economic weaknesses and tighter loan underwriting standards.

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

On an average basis, total assets were $2.1 billion for the first six months of 2008, an increase of $250 million or 13.3% from year-end 2007. The increase in average assets is attributed mainly to higher earning asset balances. Average investment securities were up $176 million, boosted by the $200 million balance sheet leverage transaction that occurred during the fourth quarter of 2007. Average loans were up $46.4 million or 3.7% compared to their average year-end balance. Deposits averaged $1.5 billion for the six months ended June 30, 2008, an increase of $59.4 million or 4.1% from year-end. Average deposits from the Commonwealth were up $2.5 million or 6.8% in the comparison. Average earning assets were 88.0% of total average assets at June 30, 2008 compared to 88.1% at year-end 2007.

Temporary Investments

Temporary investments consist of interest bearing deposits in other banks and federal funds sold and securities purchased under agreements to resell. The Company uses these funds in the management of liquidity and interest rate sensitivity. At June 30, 2008, temporary investments were $31.9 million, a decrease of $2.3 million compared to $34.2 million at year-end 2007. Temporary investments averaged $64.8 million during the first six months of 2008, a decrease of $5.3 million or 7.6% from year-end 2007. The decrease is a result of the Company’s overall net funding position. Temporary investments are reallocated as loan demand and other investment alternatives present the opportunity.

Investment Securities

The investment securities portfolio is comprised primarily of U.S. government-sponsored agency securities, mortgage-backed securities, and tax-exempt securities of states and political subdivisions. During the first half of 2008, the Company purchased $15.5 million principal amount of fixed rate preferred stocks of U.S. government-

sponsored agencies. These investments, which make up approximately 2.8% of the total investment portfolio, had an unrealized loss of $706 thousand at June 30, 2008. Subsequent to June 30, the market value of these investments declined sharply before trending back in a higher direction. No impairment charge has been taken on these investments. Due to the U.S. government recently announcing plans to support government-sponsored agencies, the Company does not believe it is necessary to take an impairment charge at this time. The Company continues to monitor these investments with a high degree of scrutiny and will take appropriate actions, including impairment write-downs, in future quarters as necessary.

The Company also holds $16.0 million principal amount of trust preferred capital securities of global and national financial services firms, including $6 million of fixed rate coupon, $6.5 million of floating rate coupon, and $3.5 million currently fixed that converts to floating in 2013. In addition, the Company holds $1.5 million and $1.0 million of fixed and floating rate, respectively, of debentures issued by global and national financial services firms. The Company does not have direct exposure to the subprime mortgage market. The Company does not originate subprime mortgages nor has it invested in bonds that are secured by such mortgages.

Total investment securities were $548 million on June 30, 2008, up $1.1 million compared to year-end 2007. Net amortized cost amounts increased $4.2 million or ..7%, partially offset by a decrease in market values of $3.1 million related to investments carried in the available for sale portfolio. Compared to the end of the first quarter of 2008, total investment securities declined $12.1 million due mainly to a $10.1 million drop in market values related to the available for sale investment portfolio. Market values of the Company’s fixed rate investments spiked significantly higher in the first quarter mainly as a result of a lower overall interest rate environment. The lower market values in the current quarter were influenced heavily by an increase in overall rates along the yield curve, with nearly half of the decline related to the GNMA bonds purchased in the Company’s $200 million balance sheet leverage transaction in late 2007. The $5.0 million unrealized gain related to these bonds that occurred during the first quarter of 2008 declined back near to their amortized cost amounts in the current quarter. Unrealized losses in the available for sale portfolio occurring in the current quarter relate to a wide range of holdings and the amount related to the GNMA bonds in the leverage transaction is noteworthy mainly because of the large amount of bonds purchased in the transaction.

Unrealized losses within the Company’s investment securities portfolio have not been included in income since they are identified as temporary. The securities’ fair values are expected to recover as they approach their maturity dates and the Company has the intent and ability to hold to recovery. All investments in the Company’s portfolio are currently performing.

Total investment securities averaged $518 million for the first six months of 2008, an increase of $176 million or 51.6% from year-end 2007. The increase in average investment securities is mainly due to the GNMA mortgage-backed bonds that were purchased in the balance sheet leverage transaction during the fourth quarter of 2007.

Loans

Loans, net of unearned income, totaled $1.3 billion at June 30, 2008, relatively unchanged from year-end 2007. The Company is taking a more measured and cautious approach to loan growth in the near term as a result of continued weaknesses in the general economy, including a softer housing market and significant credit tightening throughout the financial services industry.

The composition of the loan portfolio is summarized in the table below.

	June 30, 2008		December 31, 2007
(Dollars in thousands)	Amount	%	Amount	%

Commercial, financial, and agriculture	$148,390	11.4%	$154,015	11.9%
Real estate - construction	246,021	18.9	254,788	19.7
Real estate mortgage - residential	428,564	32.8	405,992	31.5
Real estate mortgage - farmland and other commercial enterprises	406,891	31.2	394,900	30.6
Installment	48,517	3.7	52,028	4.0
Lease financing	26,696	2.0	30,262	2.3
Total	$1,305,079	100.0%	$1,291,985	100.0%

On average, loans represented 69.0% of earning assets during the current six-month period, a decrease of 624 basis points compared to 75.2% for year-end 2007. Average loans represent a lower percentage of earning assets mainly as a result of the $200 million balance sheet leverage transaction late in 2007, which was the primary driver of increased investment securities and earning assets. As loan demand fluctuates, the available funds are reallocated between loans and temporary investments or investment securities, which typically involve a decrease in credit risk and lower yields.

The Company does not have direct exposure to the subprime mortgage market. The Company does not originate subprime mortgages nor has it invested in bonds that are secured by such mortgages.

Nonperforming Loans

Nonperforming loans consist of nonaccrual loans and loans past due ninety days or more on which interest is still accruing.  Nonperforming loans dipped in the current quarter compared to the linked-quarter, but are still higher than at year-end 2007. Overall economic conditions continue to stress certain portions of the Company’s lending portfolio, particularly real estate development. Nonperforming loans were as follows at June 30, 2008, March 31, 2008, and December 31, 2007.

(In thousands)	June 30, 2008	March 31, 2008	Change	%	June 30, 2008	December 31, 2007	Change	%
Nonaccrual	$19,479	$24,041	$(4,562)	(19.0)%	$19,479	$18,073	$1,406	7.8%
Past due 90 days or more and still accruing	4,482	5,851	(1,369)	(23.4)%	4,482	2,977	1,505	50.6
Total nonperforming loans	$23,961	$29,892	$(5,931)	(19.8)%	$23,961	$21,050	$2,911	13.8%

The $19.5 million balance of nonaccrual loans outstanding at June 30, 2008 is comprised mainly of 7 credits totaling $15.2 million, substantially all of which is secured by real estate.

The decrease in linked-quarter nonaccrual loans of $4.6 million or 19.0% is attributed mainly to two credits of $6.3 million at March 31, 2008 that were removed from nonaccrual status. One credit totaling $4.1 million was transferred to the Company through foreclosure during the second quarter simultaneous with a $250 thousand charge-off. The other credit of $2.0 million was paid off during the current quarter. The $1.4 million decrease in loans past due 90 days or more and still accruing interest is primarily attributed to a single credit of $1.8 million that is now current.

The $1.4 million increase in nonaccrual loans at June 30, 2008 compared to the prior year-end is primarily limited to two credits totaling $1.2 million that were classified as past due 90 days and still accruing at year-end. Loans past due 90 days or more increased $1.5 million since year-end 2007 and scattered across multiple lower-balance credits. The Company continues to work diligently to reduce and minimize the impact of holding nonperforming loans.

Other Real Estate

Other real estate owned (“OREO”) includes real estate properties acquired by the Company through foreclosure. At June 30, 2008 OREO was $11.2 million, up $3.8 million or 51.1% and $5.2 million or 85.5% from the first quarter of 2008 and year-end 2007, respectively. The increase in linked-quarter and year-to-date OREO is mainly driven by a $4.1 million real estate development property acquired that previously secured outstanding loans to one individual credit. This property, which was included in nonaccrual loans at March 31, 2008 and December 31, 2007, was acquired by the Company during the second quarter of 2008.

Deposits

A summary of the Company’s deposits are as follows for the periods indicated.

	End of Period			Average
(In thousands)	June 30, 2008	December 31, 2007	Difference	June 30, 2008	December 31, 2007	Difference
Noninterest Bearing
Commonwealth	$49,804	$15,367	$34,437	$39,645	$37,119	$2,526
Other	173,596	177,065	(3,469)	175,463	177,304	(1,841)
Total	$223,400	$192,432	$30,968	$215,108	$214,423	$685

Interest Bearing
Demand	$250,887	$261,642	$(10,755)	$267,364	$258,992	$8,372
Savings	268,252	250,002	18,250	263,340	244,299	19,041
Time	771,075	770,021	1,054	780,273	748,939	31,334
Total	$1,290,214	$1,281,665	$8,549	$1,310,977	$1,252,230	$58,747

Total Deposits	$1,513,614	$1,474,097	$39,517	$1,526,085	$1,466,653	$59,432

Deposit balances of the Commonwealth can fluctuate significantly from day to day. The Company believes average balances are important when analyzing its deposit balances. Both end of period and average savings account deposit balances were fueled by promotional efforts beginning in the fourth quarter of 2007. Average time deposits increased mainly as a result of higher shorter-term certificates of deposit balances and increased individual retirement account balances.

Borrowed Funds

Total borrowed funds were $412 million at June 30, 2008, an increase of $14.8 million or 3.7% from $397 million at year-end 2007. Long-term borrowings increased $11.6 million resulting from additional FHLB borrowings of $19.0 million during the current period partially offset by repayments of $7.4 million. Short-term borrowings increased $3.2 million or 3.9% due mainly to higher federal funds purchases and securities sold under agreements to repurchase balances. These sources of short-term funding fluctuate as the overall net funding position of the Company changes.

LIQUIDITY

The Parent Company’s primary use of cash consists of dividend payments to its common shareholders, purchases of its common stock, corporate acquisitions, interest expense on borrowings, and other general operating purposes. Liquidity of the Parent Company depends primarily on the receipt of dividends from its subsidiary banks, cash balances maintained, and borrowings from nonaffiliated sources.  As of June 30, 2008 combined retained earnings of the subsidiary banks was $50.1 million, of which $7.9 million was available for the payment of dividends to the Parent Company without obtaining prior approval from bank regulatory agencies.  As a practical matter, payment of future dividends is also subject to the maintenance of other capital ratio requirements.

Management expects that in the aggregate, its subsidiary banks will continue to have the ability to pay dividends in order to provide funds to the Parent Company to meet its near-term liquidity needs. In addition, the Parent Company has a $15.0 million unsecured line of credit with an unrelated financial institution available for general corporate purposes. This line of credit matures in June 2009 and bears interest at the three-month LIBOR rate plus 140 basis points.

The Parent Company had cash balances of $12.6 million at June 30, 2008, a decrease of $2.4 million or 15.9% from $15.0 million at year-end 2007.  Significant cash flows during the current six-month period for the Parent Company include the following: management fees received from subsidiaries of $1.4 million; dividends received from subsidiaries of $6.3 million; payment of dividends to shareholders of $4.9 million; the purchase of $1.0 million of common shares in two unaffiliated banks; interest payment on borrowed funds of $1.5 million; and the repurchase of the Company’s stock in the amount of $1.0 million.

The Company's objective as it relates to liquidity is to ensure that its subsidiary banks have funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability.  In order to maintain a proper level of liquidity, the subsidiary banks have several sources of funds available on a daily basis that can be used for liquidity purposes.  Those sources of funds include the subsidiary banks' core deposits, consisting of business and nonbusiness deposits, cash flow generated by repayment of principal and interest on loans and investment securities, FHLB and other borrowings, and federal funds purchased and securities sold under agreements to repurchase.  While maturities and scheduled amortization of loans and investment securities are generally a predictable source of funds, deposit outflows and mortgage prepayments are influenced significantly by general interest rates, economic conditions, and competition in the Company’s local markets.  As of June 30, 2008 the Company had approximately $195 million in additional borrowing capacity under various FHLB, federal funds, and other borrowing agreements.  However, there is no guarantee that these sources of funds will continue to be available to the Company, or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in the Company’s liquidity from these sources.

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

Liquid assets consist of cash, cash equivalents, and securities available for sale.  At June 30, 2008, consolidated liquid assets were $656 million, an increase of $34.2 million or 5.5% from year-end 2007.  The increase in liquid assets is mainly attributed to $32.6 million higher cash and equivalents. The increase in cash and equivalents is due mainly to higher deposit activity of the Commonwealth and the overall funding position of the Company, which changes as loan demand, deposit levels, and other sources and uses of funds fluctuate.

Net cash provided by operating activities was $6.1 million in the first six months of 2008, unchanged compared to the same period a year earlier. Net cash used in investing activities was $22.1 million in the current six months of 2008 compared to $54.8 million a year earlier. The change in cash flows is mainly due to lower net outflows related to loan activity in the current six months of $61.0 million compared to a year ago, partially offset by lower net inflows related to investment securities transactions of $24.7 million. Net cash provided by financing activities was $48.5 million in the current six months, up $42.1 million. The higher cash provided by financing activities in the current period is due mainly to a $54.0 million increase in net deposit activity partially offset by $12.5 million lower net borrowings.

Commitments to extend credit are considered in addressing the Company’s liquidity management.  The Company does not expect these commitments to significantly effect the liquidity position in future periods. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options, or similar instruments.

CAPITAL RESOURCES

Shareholders’ equity was $170 million on June 30, 2008, an increase of $1.7 million or 1.0% from $168 million at December 31, 2007. The increase in shareholders’ equity is due mainly to an increase in retained earnings of $3.7 million or 3.0%, partially offset by $1.9 million lower accumulated other comprehensive income.

The increase in retained earnings is due to net income of $9.3 million, partially offset by $4.9 million or $.66 per share cash dividends declared and the purchase of 43 thousand shares of the Company’s outstanding shares.

Compared to year-end 2007, accumulated other comprehensive income decreased mainly due to lower market values of available for sale investment securities of $2.0 million, net of tax. Market value declines related equity investments and trust preferred capital securities purchased during the first half of 2008 is the primary driver of the decrease in accumulated other comprehensive income.

Consistent with the objective of operating a sound financial organization, the Company’s goal is to maintain capital ratios well above the regulatory minimum requirements.  The Company's capital ratios as of June 30, 2008 and the regulatory minimums are as follows.

	Farmers Capital	Regulatory
	Bank Corporation	Minimum
Tier 1 risk based	11.58%	4.00%
Total risk based	12.66%	8.00%
Leverage	7.78%	4.00%

As of June 30, 2008, all of the Company’s subsidiary banks were in excess of the well-capitalized regulatory ratio requirements as calculated under guidelines established by federal banking agencies. The Company is not aware of any recommendations by its regulatory authorities which, if implemented, would have a material effect on its capital resources, liquidity, or operations.

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

At June 30, 2008, the model indicated that if rates were to gradually increase by 150 basis points during the remainder of the calendar year, then net interest income and net income would increase .82% and 2.1%, respectively for the year ending December 31, 2008 when compared to the forecasted results for the most likely rate environment.  The model indicated that if rates were to gradually decrease by 150 basis points over the same period, then net interest income and net income would decrease 1.0% and 2.5%, respectively.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

As of June 30, 2008, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted.  Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material effect upon the consolidated financial statements of the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares of common stock repurchased by the Company during the quarter ended June 30, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2008 to April 30, 2008				89,971
May 1, 2008 to May 31, 2008				89,971
June 1, 2008 to June 30, 2008	5,000	$19.90	5,000	84,971
Total	5,000	$19.90	5,000

At various times, the Company’s Board of Directors has authorized the purchase shares of the Company’s outstanding common stock.  No stated expiration dates have been established under any of the previous authorizations.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held May 13, 2008.   The matters that was voted upon included the election of four directors for three-year terms ending in 2011 or until their successors have been elected and qualified.

The outcome of the voting was as follows:

Election of Directors
Name	For	Against	Withheld	Abstained
G. Anthony Busseni	5,391,670	0	342,122	0
Shelley S. Sweeney	5,684,012	0	49,780	0
Ben F. Brown	5,394,847	0	338,946	0
Marvin E. Strong, Jr.	5,546,737	0	187,055	0

Listed below are the names of each other director whose term of office continued after the meeting.

Frank W. Sower, Jr.	Lloyd C. Hillard, Jr.
J. Barry Banker	Robert Roach, Jr.
Dr. John D. Sutterlin	R. Terry Bennett
Dr. Donald J. Mullineaux	Dr. Donald A. Saelinger

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

Date:	August 7, 2008	/s/ G. Anthony Busseni
G. Anthony Busseni,
President and CEO
(Principal Executive Officer)

Date:	8-7-08	/s/ Doug Carpenter
C. Douglas Carpenter,
Senior Vice President, Secretary, and CFO
(Principal Financial and Accounting Officer)