Form 10-Q
period 2008-09-30
FARMERS CAPITAL BANK CORP
filed 2008-11-07
CIK 713095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 OR 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Yes   ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
7,354,223 shares outstanding at November 5, 2008

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Unaudited Consolidated Balance Sheets
	September 30,	December 31,
(In thousands, except share data)	2008	2007
Assets
Cash and cash equivalents:
Cash and due from banks	$106,177	$44,896
Interest bearing deposits in other banks	7,025	2,290
Federal funds sold and securities purchased under agreements to resell	52,141	31,954
Total cash and cash equivalents	165,343	79,140
Investment securities:
Available for sale, amortized cost of $519,491 (2008) and $542,259 (2007)	516,114	542,633
Held to maturity, fair value of $2,306 (2008) and $3,863 (2007)	2,539	3,844
Total investment securities	518,653	546,477
Loans, net of unearned income	1,303,419	1,291,985
Allowance for loan losses	(15,602)	(14,216)
Loans, net	1,287,817	1,277,769
Premises and equipment, net	41,108	38,663
Company-owned life insurance	35,084	34,171
Goodwill	52,405	52,408
Other intangibles, net	7,591	9,543
Other assets	46,456	30,076
Total assets	$2,154,457	$2,068,247
Liabilities
Deposits:
Noninterest bearing	$244,316	$192,432
Interest bearing	1,303,160	1,281,665
Total deposits	1,547,476	1,474,097
Federal funds purchased and other short-term borrowings	83,247	80,755
Securities sold under agreements to repurchase and other long-term borrowings	286,821	267,339
Subordinated notes payable to unconsolidated trusts	48,970	48,970
Dividends payable	2,425	2,436
Other liabilities	24,900	26,159
Total liabilities	1,993,839	1,899,756
Shareholders’ Equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued
Common stock, par value $.125 per share 9,608,000 shares authorized; 7,354,223 and 7,384,865 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	919	923
Capital surplus	48,156	48,176
Retained earnings	116,843	122,498
Accumulated other comprehensive loss	(5,300)	(3,106)
Total shareholders’ equity	160,618	168,491
Total liabilities and shareholders’ equity	$2,154,457	$2,068,247
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Operations
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2008	2007	2008	2007
Interest Income
Interest and fees on loans	$21,458	$24,402	$66,194	$71,154
Interest on investment securities:
Taxable	5,411	2,721	17,242	8,242
Nontaxable	795	826	2,446	2,527
Interest on deposits in other banks	20	18	44	47
Interest of federal funds sold and securities purchased under agreements to resell	175	527	1,005	2,437
Total interest income	27,859	28,494	86,931	84,407
Interest Expense
Interest on deposits	9,082	11,478	29,791	33,683
Interest on federal funds purchased and other short-term borrowings	453	995	1,606	3,494
Interest on securities sold under agreements to repurchase and other long-term borrowings	2,879	737	8,523	2,099
Interest on subordinated notes payable to unconsolidated trusts	671	662	2,131	1,564
Total interest expense	13,085	13,872	42,051	40,840
Net interest income	14,774	14,622	44,880	43,567
Provision for loan losses	1,780	595	3,365	429
Net interest income after provision for loan losses	12,994	14,027	41,515	43,138
Noninterest Income
Service charges and fees on deposits	2,539	2,627	7,403	7,744
Allotment processing fees	1,199	1,114	3,530	3,239
Other service charges, commissions, and fees	1,098	1,067	3,324	3,087
Data processing income	258	283	843	867
Trust income	535	516	1,585	1,489
Investment securities gains, net	5		585
Other-than-temporary impairment of investment securities	(13,962)		(13,962)
Gains on sale of mortgage loans, net	128	141	354	433
Income from company-owned life insurance	310	304	923	972
Other	25	67	128	63
Total noninterest income	(7,865)	6,119	4,713	17,894
Noninterest Expense
Salaries and employee benefits	7,411	7,536	22,519	22,665
Occupancy expenses, net	1,140	1,055	3,340	3,144
Equipment expenses	824	851	2,291	2,393
Data processing and communication expenses	1,417	1,251	3,980	3,577
Bank franchise tax	574	528	1,470	1,567
Correspondent bank fees	259	194	767	539
Amortization of intangibles	651	848	1,952	2,514
Other	2,603	2,093	7,332	6,604
Total noninterest expense	14,879	14,356	43,651	43,003
(Loss) income before income taxes	(9,750)	5,790	2,577	18,029
Income tax (benefit) expense	(2,865)	1,633	186	4,350
Net (loss) income	$(6,885)	$4,157	$2,391	$13,679
Per Common Share
Net (loss) income, basic and diluted	$(.94)	$.54	$.32	$1.75
Cash dividends declared	.33	.33	.99	.99
Weighted Average Shares Outstanding
Basic and diluted	7,349	7,672	7,358	7,816
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Comprehensive Income/Loss
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007
Net (Loss) Income	$(6,885)	$4,157	$2,391	$13,679
Other comprehensive income:
Net unrealized holding (loss) gain on available for sale securities arising during the period, net of tax of $267, $1,340, $1,228 and $456, respectively	(496)	2,488	(2,280)	846

Reclassification adjustment for prior period unrealized (gain) loss recognized during current period, net of tax of $47, $85, and $5, respectively	88		(158)	10

Change in unfunded portion of postretirement benefit obligation, net of tax of $43, $35 $131, and $104, respectively	81	64	244	192
Other comprehensive (loss) income	(327)	2,552	(2,194)	1,048
Comprehensive (Loss) Income	$(7,212)	$6,709	$197	$14,727
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Cash Flows
Nine months ended September 30, (In thousands)	2008	2007
Cash Flows from Operating Activities
Net income	$2,391	$13,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,853	5,532
Net amortization of investment security premiums and (discounts):
Available for sale	(94)	(799)
Held to maturity		1
Provision for loan losses	3,365	429
Noncash compensation expense	41	42
Mortgage loans originated for sale	(13,525)	(16,960)
Proceeds from sale of mortgage loans	12,812	16,359
Deferred income tax (benefit) expense	(3,249)	3,096
Gain on sale of mortgage loans, net	(354)	(433)
Loss on disposal of premises and equipment, net	12	104
Loss (gain) on sale of repossessed assets	87	(352)
Gain on sale of available for sale investment securities, net	(585)
Other-than-temporary impairment of investment securities	13,962
Increase (decrease) in accrued interest receivable	340	(1,613)
Income from company-owned life insurance	(913)	(935)
Decrease in other assets	(3,364)	(1,050)
(Decrease) increase in accrued interest payable	(955)	1,074
Increase (decrease) in other liabilities	71	(5,218)
Net cash provided by operating activities	14,895	12,956
Cash Flows from Investing Activities
Proceeds from maturities and calls of investment securities:
Available for sale	185,925	246,282
Held to maturity	1,305	2,318
Proceeds from sale of available for sale investment securities	30,672	21,007
Purchase of available for sale investment securities	(207,112)	(246,149)
Loans originated for investment, net of principal collected	(25,448)	(69,049)
Purchase of PNC Military Allotment operations, net of cash acquired		(1,916)
Purchase price refinements of previous acquisitions		51
Investment in unconsolidated trust		(696)
Additions to mortgage servicing rights, net	(65)	(62)
Purchase of premises and equipment	(7,596)	(4,241)
Proceeds from sale of repossessed assets	4,040	3,377
Proceeds from sale of equipment	2,356	315
Net cash used in investing activities	(15,923)	(48,763)
Cash Flows from Financing Activities
Net increase in deposits	73,379	20,810
Net increase (decrease) in federal funds purchased and other short-term borrowings	2,492	(1,514)
Proceeds from long-term debt issued to unconsolidated trusts		23,196
Proceeds from other long-term debt	27,000	26,000
Repayments of long-term debt	(7,518)	(9,703)
Dividends paid	(7,295)	(8,685)
Purchase of common stock	(1,048)	(18,649)
Shares issued under Employee Stock Purchase Plan	191	195
Stock options exercised	30	1,546
Net cash provided by financing activities	87,231	33,196
Net increase (decrease) in cash and cash equivalents	86,203	(2,611)
Cash and cash equivalents at beginning of year	79,140	156,828
Cash and cash equivalents at end of period	$165,343	$154,217
Supplemental Disclosures
Cash paid during the period for:
Interest	$43,006	$39,766
Income taxes	5,600	8,800
Transfers from loans to repossessed assets	13,105	1,263
Cash dividend declared and unpaid	2,425	2,433
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Changes in Shareholders' Equity
(In thousands, except per share data)					Accumulated
					Other	Total
Nine months ended	Common Stock		Capital	Retained	Comprehensive	Shareholders’
September 30, 2008 and 2007	Shares	Amount	Surplus	Earnings	Loss	Equity
Balance at January 1, 2008	7,385	$923	$48,176	$122,498	$(3,106)	$168,491
Net income				2,391		2,391
Other comprehensive income					(2,194)	(2,194)
Cash dividends declared, $.99 per share				(7,284)		(7,284)
Purchase of common stock	(43)	(5)	(281)	(762)		(1,048)
Stock options exercised, including related tax benefits	1		30			30
Shares issued pursuant to Employee Stock Purchase Plan	11	1	190			191
Noncash compensation expense attributed to Employee Stock Purchase Plan			41			41
Balance at September 30, 2008	7,354	$919	$48,156	$116,843	$(5,300)	$160,618

Balance at January 1, 2007	7,895	$988	$53,201	$128,652	$(5,778)	$177,063
Net income				13,679		13,679
Other comprehensive income					1,048	1,048
Cash dividends declared, $.99 per share				(7,646)		(7,646)
Purchase of common stock	(584)	(73)	(6,877)	(11,699)		(18,649)
Stock options exercised, including related tax benefits	63	7	1,540			1,547
Shares issued pursuant to Employee Stock Purchase Plan	8	1	194			195
Noncash compensation expense attributed to stock option and Employee Stock Purchase Plan grants			42			42
Balance at September 30, 2007	7,382	$923	$48,100	$122,986	$(4,730)	$167,279
See accompanying notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation and Nature of Operations

The consolidated financial statements include the accounts of Farmers Capital Bank Corporation (the "Company"), a financial holding company, and its bank and nonbank subsidiaries. Bank subsidiaries and their significant nonbank subsidiaries include Farmers Bank & Capital Trust Co. (“Farmers Bank”) in Frankfort, KY and its wholly-owned subsidiaries Leasing One Corporation (“Leasing One”) and Farmers Capital Insurance Corporation. Leasing One is a commercial leasing company in Frankfort, KY and Farmers Insurance is an insurance agency in Frankfort, KY; Farmers Bank and Trust Company in Georgetown, KY; First Citizens Bank in Elizabethtown, KY; United Bank & Trust Co. in Versailles, KY; The Lawrenceburg Bank and Trust Company in Harrodsburg, KY; Citizens Bank of Northern Kentucky, Inc. in Newport, KY; and Citizens Bank of Jessamine County in Nicholasville, KY. The Company has four active nonbank subsidiaries, FCB Services, Inc. (“FCB Services”), Kentucky General Holdings, LLC (“Kentucky General”), FFKT Insurance Services, Inc. (“FFKT Insurance”), and EKT Properties, Inc. (“EKT”). FCB Services is a data processing subsidiary located in Frankfort, KY, which provides services to the Company’s banks as well as other unaffiliated entities. Kentucky General holds a 50% voting interest in KHL Holdings, LLC, which is the parent company of Kentucky Home Life Insurance Company. FFKT Insurance is a captive property and casualty insurance company insuring primarily deductible exposures and uncovered liability related to properties of the Company. EKT is involved in real estate management and liquidation for certain properties repossessed by subsidiary banks of the Company. All significant intercompany transactions and balances are eliminated in consolidation.

The Company provides financial services at its 37 locations in 23 communities throughout Central and Northern Kentucky to individual, business, agriculture, government, and educational customers. Its primary deposit products are checking, savings, and term certificate accounts.  Its primary lending products are residential mortgage, commercial lending and leasing, and installment loans. Substantially all loans and leases are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans and leases are expected to be repaid from cash flow from operations of businesses. Farmers Bank has served as the general depository for the Commonwealth of Kentucky for over 70 years and also provides investment and other services to the Commonwealth. Other services include, but are not limited to, cash management services, issuing letters of credit, safe deposit box rental, and providing funds transfer services.  Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions and federal funds sold.

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

Effective January 1, 2008, the Company adopted FASB Emerging Issues Task Force (“EITF”) 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. This EITF Issue addresses accounting for separate agreements which split life insurance policy benefits between an employer and employee. The Issue requires the employer to recognize a liability for future benefits payable to the employee under these agreements. The effects of applying this issue must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. The Company currently does not have split-dollar life insurance policies. The adoption of this EITF Issue did not have an impact on the Company’s consolidated financial position or results of operations.

5.           Net Income Per Common Share

Basic net income per common share is determined by dividing net income by the weighted average total number of shares of common stock outstanding.  Diluted net income per common share is determined by dividing net income by the total weighted average number of shares of common stock outstanding, plus the total weighted average number of shares that would be issued upon exercise of dilutive stock options assuming proceeds are used to repurchase shares pursuant to the treasury stock method.  Net income per common share computations were as follows at September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2008	2007	2008	2007

Net (loss) income, basic and diluted	$(6,885)	$4,157	$2,391	$13,679

Average shares outstanding, basic and diluted	7,349	7,672	7,358	7,816

Net (loss) income per share, basic and diluted	$(.94)	$.54	$.32	$1.75

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

•
Investments in the Federal Reserve Bank, Federal Home Loan Bank, and other similar stock totaling $9.9 million at September 30, 2008 is carried at cost and not included in the table below, as they are outside the scope of SFAS No. 157.

Available for sale investment securities are the Company’s only balance sheet item that meets the disclosure requirements for instruments measured at fair value on a recurring basis. Disclosures are as follows in the table below.

		Fair Value Measurements at September 30, 2008 Using
(In thousands) Description	Fair Value September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for sale investment securities	$507,016	$1,344	$505,672	$0

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

Impaired loans in the amount of $39.7 million have been written down to their estimated fair value of $37.0 million at September 30, 2008. At December 31, 2007 impaired loans of $30.0 million had an estimated fair value of $28.2 million. The provision for loans losses for the nine months ended September 30, 2008 includes $911 thousand related to the higher impaired loans. Impaired loans are measured at fair value based on the underlying collateral and are considered level 3 inputs.

7.           Other-Than-Temporary Impairment of Securities

The Company regularly evaluates its investment securities with significant declines in fair value to determine whether losses are other-than-temporary under the principles of SFAS No. 115, FSP No. 115, and Staff Accounting Bulletin (“SAB”) No. 59. A decline in the market value of any available for sale or held to maturity security below cost that is deemed other-than-temporary results in a charge to earnings and the establishment of a new cost basis for the security. In estimating other-than-temporary losses, management considers each of the following: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

During the third quarter of 2008 the Company determined that its collective investments in Federal National Mortgage Association (“Fannie”) and Federal Home Loan Mortgage Corporation (“Freddie”) preferred stock exceeded its fair value. The value of the Fannie and Freddie preferred stocks decreased significantly following the announcement on September 7 that Fannie and Freddie were suspending dividend payments and being placed into conservatorship by the Federal Housing Finance Agency. These preferred stocks were also downgraded by the rating agencies to below investment grade. As a result, the Company recorded a $14.0 million pre-tax non-cash other-than-temporary impairment (“OTTI”) charge during the current quarter. The Company had $1.1 million combined market value of Fannie and Freddie preferred stock following the impairment charge at September 30, 2008.

The Company recorded a tax benefit from the non-cash OTTI charge in the third quarter of 2008 as a result of identifying sufficient capital gains from the previous sale of a subsidiary and from other tax planning strategies.

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

RESULTS OF OPERATIONS

Third Quarter 2008 Compared to Third Quarter 2007

The Company reported a net loss of $6.9 million or $.94 per share for the quarter ended September 30, 2008 compared to net income of $4.2 million or $.54 per share for the same three-month period a year ago. Results of the current quarter were driven mainly by a non-cash other-than-temporary impairment (“OTTI”) charge of $14.0 million ($1.33 per share, net of tax) related to the Company’s investments in preferred stock of Federal National Mortgage Association and Federal Home Loan Mortgage Corporation (collectively, the “GSE’s”). The value of these investments decreased sharply in September soon after the announcement that the GSE’s were suspending dividend payments and being placed into conservatorship by the Federal Housing Finance Agency. The rating agencies also downgraded the preferred stocks of the GSE’s to below investment grade. A summary of the quarterly comparison follows.

▪
The $1.48 decrease in per share earnings for the third quarter of 2008 compared to the same period a year ago is attributed to the $14.0 million or $1.33 per share OTTI charge related to the GSE’s and a higher provision for loan losses of $1.2 million.

▪
Excluding the non-cash OTTI charge, net income for the current quarter was $2.9 million or $.39 per share. This represents a $1.3 million or $.15 per share decrease compared to the same period a year earlier driven in large part to a $1.2 million higher provision for loan losses.

▪	Net interest income increased $152 thousand or 1.0%, helped by the Company’s leverage transaction that occurred during the fourth quarter of 2007.
▪	Noninterest expenses increased $523 thousand or 3.6% driven by higher net expenses related to properties acquired through foreclosure.
▪	Income tax expense decreased $4.5 million due mainly to the OTTI charge.
▪	Return on average assets (“ROA”) and equity (“ROE”) was -1.30% and -16.45%, respectively compared to .90% and 9.43% for the previous-year third quarter.

▪
Net interest spread and margin for the current quarter was 3.03% and 3.27%, respectively compared to 3.31% and 3.73% a year earlier. The 2007 balance sheet leverage transaction negatively impacted net interest margin by 27 basis points in the current three months.

Net Interest Income

Net interest income was $14.8 million for the third quarter of 2008, an increase of $152 thousand or 1.0% from $14.6 million in the same quarter a year earlier. The increase in net interest income is attributed to the Company’s $200 million balance sheet leverage transaction during the fourth quarter of 2007. This transaction added $825 thousand to net interest income in the current quarter compared to none in the same quarter a year ago since the transaction occurred late in the year of 2007.

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

Total interest income was $27.9 million in the third quarter of 2008, a decrease of $635 thousand or 2.2%. Interest on taxable investment securities nearly doubled to $5.4 million primarily from the leverage transaction, but was outpaced by lower interest income of $3.3 million from other sources, mainly loans. Interest and fees on loans was $21.5 million, a decrease of $2.9 million or 12.1% from a year ago as the impact of lower rates earned offset a $43.7 million or 3.5% increase in volume. Interest on short-term investments declined $350 thousand or 64.2% due mainly to a lower average rate earned and a modest $1.0 million or 2.4% lower average outstanding balances.

Total interest expense was $13.1 million in the current quarter, a decrease of $787 thousand or 5.7% from the same quarter year ago. Interest expense on securities sold under agreements to repurchase and other long-term borrowings increased $2.1 million in the current quarter compared to a year ago due mainly to the leverage transaction in late 2007. Interest expense on deposit accounts and short-term borrowings declined $2.4 million or 20.9% and $542 thousand or 54.5%, respectively. The decline of interest expense on deposit accounts is attributed to lower average rates paid, which offset a $41.5 million or 3.3% increase in average balances outstanding. For short-term borrowings, the lower interest expense is attributed mainly to a decline in the average rate paid of 250 basis points and, to a lesser extent, a $925 thousand or 1.1% lower average outstanding balances.

The net interest margin on a taxable equivalent basis decreased 46 basis points to 3.27% during the third quarter of 2008 compared to 3.73% in the same quarter of 2007.  The lower net interest margin is attributed in part to a 28 basis point decrease in the spread between rates earned on earning assets and the rates paid on interest bearing liabilities to 3.03% in the current quarter from 3.31% in the third quarter of 2007. In addition, the impact of noninterest bearing sources of funds reduced net interest margin by an additional 18 basis points. The impact of noninterest bearing sources of funds on net interest margin typically decreases as the cost of funds decline. The Company expects continued margin compression in the near term as many earning assets, particularly loans, and funding sources reprice downward to reflect the overall lower market interest rate environment.

The following tables present an analysis of net interest income for the quarterly periods ended September 30.

Distribution of Assets, Liabilities and Shareholders’ Equity:  Interest Rates and Interest Differential
Quarter Ended September 30,	2008			2007
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities
Taxable	$418,043	$5,411	5.15%	$220,135	$2,721	4.90%
Nontaxable[1]	85,489	1,148	5.34	87,746	1,179	5.33
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	41,782	195	1.86	42,788	545	5.05
Loans[1,2,3]	1,308,192	21,583	6.56	1,264,490	24,622	7.73
Total earning assets	1,853,506	$28,337	6.08%	1,615,159	$29,067	7.14%
Allowance for loan losses	(14,911)			(11,239)
Total earning assets, net of allowance for loan losses	1,838,595			1,603,920
Nonearning Assets
Cash and due from banks	66,765			75,762
Premises and equipment, net	41,221			39,041
Other assets	165,172			123,845
Total assets	$2,111,753			$1,842,568
Interest Bearing Liabilities
Deposits
Interest bearing demand	$246,453	$346	.56%	$249,231	$881	1.40%
Savings	267,191	895	1.33	239,744	1,329	2.20
Time	774,127	7,841	4.03	757,294	9,268	4.86
Federal funds purchased and other short-term borrowings	83,929	453	2.15	84,854	995	4.65
Securities sold under agreements to repurchase and other long-term borrowings	333,796	3,550	4.23	105,086	1,399	5.28
Total interest bearing liabilities	1,705,496	$13,085	3.05%	1,436,209	$13,872	3.83%
Noninterest Bearing Liabilities
Commonwealth of Kentucky deposits	34,144			32,324
Other demand deposits	176,388			175,827
Other liabilities	29,186			23,240
Total liabilities	1,945,214			1,667,600
Shareholders’ equity	166,539			174,968
Total liabilities and shareholders’ equity	$2,111,753			$1,842,568
Net interest income		15,252			15,195
TE basis adjustment		(478)			(573)
Net interest income		$14,774			$14,622
Net interest spread			3.03%			3.31%
Impact of noninterest bearing sources of funds			.24			.42
Net interest margin			3.27%			3.73%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
2Loan balances include principal balances on nonaccrual loans.
3Loan fees included in interest income amounted to $567 thousand and $737 thousand in 2008 and 2007, respectively.

Analysis of Changes in Net Interest Income (tax equivalent basis)
(In thousands)	Variance	Variance Attributed to
Quarter Ended September 30,	2008/2007 [1]	Volume	Rate
Interest Income
Taxable investment securities	$2,690	$2,546	$144
Nontaxable investment securities[2]	(31)	(46)	15
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	(350)	(13)	(337)
Loans[2]	(3,039)	4,935	(7,974)
Total interest income	(730)	7,422	(8,152)
Interest Expense
Interest bearing demand deposits	(535)	(10)	(525)
Savings deposits	(434)	839	(1,273)
Time deposits	(1,427)	1,283	(2,710)
Federal funds purchased and other short-term borrowings	(542)	(11)	(531)
Securities sold under agreements to repurchase and other long-term borrowings	2,151	3,992	(1,841)
Total interest expense	(787)	6,093	(6,880)
Net interest income	$57	$1,329	$(1,272)
Percentage change	100.0%	2,331.6%	(2,231.6)%

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Provision and Allowance for Loan Losses

The provision for loan losses for the quarter ended September 30, 2008 was $1.8 million, an increase of $1.2 million compared to $595 thousand for the same quarter of 2007. Net charge-offs were $1.1 million in the current quarter compared to $386 thousand a year earlier. Higher net charge-offs in the current quarter were boosted mainly by $651 thousand in charge-offs relating to three larger-balance credits. Of these credits one is secured by commercial real estate property, one by inventory and other assets, and other is related to a commercial lease customer. On an annualized basis, quarterly net charge-offs were .35% of average loans outstanding at September 30, 2008. This compares to ..20%, .11% and .12% at June 30, 2008, year-end 2007, and September 30, 2007.

In general, the provision for loan losses and related allowance increases as the level of nonperforming and impaired loans, as a percentage of loans outstanding, increases. Nonperforming loans were $24.0 million at September 30, 2008, an increase of $2.9 million compared to year-end 2007 and unchanged compared to June 30, 2008. At September 30 a year ago, nonperforming loans were $12.4 million. Nonperforming loans began to spike upward during the third quarter of 2007 and peaked at $29.9 million during the first quarter of 2008. The upward trend in nonperforming loans beginning during the last half of 2007 and into early 2008 was driven by overall weaknesses in the general economy, including a softer housing market and significant credit tightening throughout the financial services industry. For the Company, this resulted in the real estate development portion of its lending portfolio that has shown the most signs of stress.

The Company’s nonperforming loan levels at September 30, 2008 were flat compared to June 30, 2008 as a result of a $3.7 million increase in loans past due 90 days or more and still accruing interest was offset by lower nonaccrual loans of the same amount. The decrease in nonaccrual loans in the linked quarters is due mainly to acquiring through foreclosure a residential real estate development securing a small group of related credits.

The allowance for loan losses was $15.6 million or 1.20% of net loans at September 30, 2008. This compares to $15.0 million or 1.15% of net loans and $14.2 million or 1.10% of net loans outstanding at June 30, 2008 and year-end 2007, respectively. A year earlier, the allowance was $11.5 million or .91% of net loans outstanding. As a percentage of nonperforming loans, the allowance for loan losses was 65.1%, 62.5%, 67.5%, and 92.4% at September 30, 2008, June 30, 2008, December 31, 2007, and September 30, 2007, respectively.

Noninterest Income

Noninterest income was a negative $7.9 million for the third quarter of 2008 compared to $6.1 million for the same period a year ago. The $14.0 million decrease in noninterest income was driven by the non-cash OTTI charge of the same amount attributed to the Company’s GSE investments. Excluding the non-cash OTTI charge, noninterest income was unchanged at $6.1 million.

Increases from allotment processing fees of $85 thousand or 7.6%, non-deposit service charges of $31 thousand or 2.9% and trust income of $19 thousand or 3.7% were mostly offset by lower service charges and fees on deposits of $88 thousand or 3.3%, data processing fees of $25 thousand or 8.8%, and gains on sale of loans of $13 thousand or 9.2%

Noninterest Expense

Total noninterest expenses were $14.9 million for the third quarter of 2008, up $523 thousand or 3.6% compared to the third quarter a year earlier. Salaries and employee benefits, the largest component of noninterest expenses, was $7.4 million, a decrease of $125 thousand or 1.7% as the average number of full time equivalent employees declined to 580 from 587. Employee benefits expense declined $92 thousand and was the primary driver of the lower expense amount in the current period.

Intangible amortization expense decreased $197 thousand or 23.2% in the quarterly comparison which helped to offset increases in other expense line items. Amortization of intangible assets, which relate to customer lists and core deposits from prior acquisitions, is decreasing as a result of actuarially determined schedules that allocate a higher amount of amortization in the earlier periods following an acquisition.

Correspondent bank fees increased $65 thousand or 33.5% due mainly to a change in billing method of an upstream correspondent bank in the current year. The billing method included switching from the requirement to maintain a certain minimum balance with the correspondent to a set fee-based structured arrangement. The $166 thousand or 13.3% increase in data processing and communication expenses is attributed primarily to higher transaction volumes. The $510 thousand or 24.4% net increase in other expenses was driven mainly by higher expenses associated with other real estate owned.

Income Taxes

The Company recorded an income tax benefit for the third quarter of 2008 of $2.9 million. This compares to income tax expense of $1.6 million for the same quarter a year earlier. The $4.5 million change in income tax expense is due mainly to the non-cash OTTI charge in the current quarter. The effective federal income tax rate increased 118 basis points to 29.4% from 28.2% in the comparison.

The Company recorded a tax benefit from the OTTI charge in the current period as a result of identifying sufficient capital gains from the previous sale of a subsidiary and from other tax planning strategies.

First Nine Months of 2008 Compared to First Nine Months of 2007

Net income for the first nine months of 2008 was $2.4 million or $.32 per share compared to $13.7 million or $1.75 per share for the same nine-month period of 2007. Results for the current nine-month period were driven mainly by the non-cash OTTI charge of $14.0 million ($1.33 per share, net of tax) during September of the current year related to the Company’s investments in preferred stock of the GSE’s. A summary of the quarterly comparison follows.

▪
The $1.43 decrease in per share earnings for the nine-month period ended September 30, 2008 compared to the same period for 2007 is due mainly to the impact of the $14.0 million or $1.33 per share OTTI charge related to the GSE’s and a higher provision for loan losses of $2.9 million.

▪
Net income for the current nine months was $12.2 million or $1.65 per share excluding the OTTI charge, a decline of $1.5 million or $.10 per share compared to the same period a year earlier impacted primarily by the $2.9 million increase in the provision for loan losses.

▪	Net interest income increased $1.3 million or 3.0%, driven by the Company’s leverage transaction that occurred during the fourth quarter of 2007.
▪	Excluding investment securities related transactions, noninterest income increased $196 thousand or 1.1%.
▪	Noninterest expenses increased $648 thousand or 1.5% driven by higher net expenses related to properties acquired through foreclosure.
▪	Income tax expense decreased $4.2 million due mainly to the OTTI charge. The effective income tax rate declined to 7.2% compared to 24.1% a year earlier.
▪	ROA and ROE was .15% and 1.87%, respectively compared to .99% and 10.26% for the previous-year third quarter.
▪
Net interest spread and margin for the current quarter was 3.06% and 3.33%, respectively compared to 3.29% and 3.73% a year earlier. The 2007 balance sheet leverage transaction negatively impacted net interest margin by 25 basis points in the current nine months.

Net Interest Income

Net interest income was $44.9 million for the first nine months of 2008, an increase of $1.3 million or 3.0% from $43.6 million for the same period during 2007. The increase in net interest income is driven mainly by the Company’s $200 million balance sheet leverage transaction during the fourth quarter of 2007. This transaction added $2.6 million to net interest income in the current nine months compared to zero in the same nine-month period a year ago since the transaction occurred late in the year of 2007.

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

Total interest income was $86.9 million for the current nine months, an increase of $2.5 million or 3.0%. Interest on taxable investment securities increased $9.0 million or 109%, boosted primarily from the leverage transaction that offset lower interest income of $6.5 million from other sources, mainly loans and short-term investments. Interest and fees on loans was $66.2 million, a decrease of $5.0 million or 7.0% from a year ago as the impact of an 87 basis point decline in the average rate earned offset a $60.6 million or 4.9% increase in average outstanding balances. Interest on short-term investments decreased $1.4 million or 58% due to a 241 basis point lower average rate earned combined with $11.3 million or 16.5% lower average outstanding balances.

Total interest expense was $42.1 million in the current period, an increase of $1.2 million or 3.0% from a year ago. Interest expense on securities sold under agreements to repurchase and other long-term borrowings increased $6.4 million in the current nine months compared to a year ago due mainly to the leverage transaction in late 2007. Interest expense on deposit accounts and short-term borrowings declined $3.9 million or 11.6% and $1.9 million or 54%, respectively. The lower interest expense on deposit accounts is attributed to a 57 basis point net decrease in average rates paid for the entire deposit portfolio to 3.1% from 3.6%, which more than offset a volume increase of $58.8 million or 4.9%. The $1.9 million decrease in interest expense on short-term borrowings is attributed mainly to a 218 basis point drop in the average rate paid and, to a lesser extent, a $14.3 million or 14.5% decrease in the average balance outstanding. Interest expense on the Company’s subordinated notes payable increased $567 thousand or 36.3% due mainly to interest expense related to Farmers Capital Bank Trust III, which was established during the third quarter of the prior year to facilitate the Company’s purchase of a portion of its outstanding shares through a modified Dutch Auction.

The net interest margin on a taxable equivalent basis decreased 40 basis points to 3.33% during the first nine months of 2008 compared to 3.73% in the same period of 2007.  The lower net interest margin is attributed in part to a 23 basis point decrease in the spread between rates earned on earning assets and the rates paid on interest bearing liabilities to 3.06% in the current period from 3.29% in the comparable nine months of 2007. In addition, the impact of noninterest bearing sources of funds reduced net interest margin by an additional 17 basis points. The impact of noninterest bearing sources of funds on net interest margin typically decreases as the cost of funds decline. The Company expects continued margin compression in the near term as many earning assets, particularly loans, and funding sources continue to reprice downward to reflect the overall lower market interest rate environment.

The following tables present an analysis of net interest income for the nine months ended September 30.

Distribution of Assets, Liabilities and Shareholders’ Equity:  Interest Rates and Interest Differential
Nine Months Ended September 30,	2008			2007
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities
Taxable	$425,650	$17,242	5.41%	$226,292	$8,242	4.87%
Nontaxable[1]	87,747	3,520	5.36	88,838	3,611	5.43
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	57,102	1,049	2.45	68,388	2,484	4.86
Loans[1,2,3]	1,300,659	66,904	6.87	1,240,029	71,810	7.74
Total earning assets	1,871,158	$88,715	6.33%	1,623,547	$86,147	7.09%
Allowance for loan losses	(14,518)			(11,511)
Total earning assets, net of allowance for loan losses	1,856,640			1,612,036
Nonearning Assets
Cash and due from banks	76,856			80,020
Premises and equipment, net	40,327			38,939
Other assets	154,134			113,833
Total assets	$2,127,957			$1,844,828
Interest Bearing Liabilities
Deposits
Interest bearing demand	$260,393	$1,520	.78%	$258,164	$2,832	1.47%
Savings	264,622	2,803	1.41	243,572	4,117	2.26
Time	778,160	25,468	4.37	742,674	26,734	4.81
Federal funds purchased and other short-term borrowings	84,791	1,606	2.53	99,115	3,494	4.71
Securities sold under agreements to repurchase and other long-term borrowings	328,716	10,654	4.33	93,673	3,663	5.23
Total interest bearing liabilities	1,716,682	$42,051	3.27%	1,437,198	$40,840	3.80%
Noninterest Bearing Liabilities
Commonwealth of Kentucky deposits	37,811			37,889
Other demand deposits	175,771			175,562
Other liabilities	27,255			15,859
Total liabilities	1,957,519			1,666,508
Shareholders’ equity	170,438			178,320
Total liabilities and shareholders’ equity	$2,127,957			$1,844,828
Net interest income		46,664			45,307
TE basis adjustment		(1,784)			(1,740)
Net interest income		$44,880			$43,567
Net interest spread			3.06%			3.29%
Impact of noninterest bearing sources of funds			.27			.44
Net interest margin			3.33%			3.73%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
2Loan balances include principal balances on nonaccrual loans.
3Loan fees included in interest income amounted to $1.9 million and $2.1 million in 2008 and 2007, respectively.

Analysis of Changes in Net Interest Income (tax equivalent basis)
(In thousands)	Variance	Variance Attributed to
Nine Months Ended September 30,	2008/2007 [1]	Volume	Rate
Interest Income
Taxable investment securities	$9,001	$7,995	$1,006
Nontaxable investment securities[2]	(91)	(44)	(47)
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	(1,435)	(358)	(1,077)
Loans[2]	(4,906)	5,053	(9,959)
Total interest income	2,569	12,646	(10,077)
Interest Expense
Interest bearing demand deposits	(1,312)	41	(1,353)
Savings deposits	(1,314)	528	(1,842)
Time deposits	(1,266)	1,808	(3,074)
Federal funds purchased and other short-term borrowings	(1,888)	(449)	(1,439)
Securities sold under agreements to repurchase and other long-term borrowings	6,991	8,120	(1,129)
Total interest expense	1,211	10,048	(8,837)
Net interest income	$1,358	$2,598	$(1,240)
Percentage change	100.0%	191.3%	(91.3)%

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Provision and Allowance for Loan Losses

The provision for loan losses for the nine months ended September 30, 2008 was $3.4 million, an increase of $2.9 million compared to $429 thousand for the same period of 2007. Net charge-offs were $2.0 million in the current nine-month period compared to $967 thousand a year earlier. This represents an increase of $1.0 million in the comparison. Higher net charge-offs in the current year were driven by $1.1 million of charge-offs relating to a small number of larger-balance credits. Net charge-offs in the current year were helped by an $828 thousand recovery in the second quarter of a previously charged-off credit initiated during 2001. On an annualized basis, year-to-date net charge-offs were ..20% of average loans outstanding at September 30, 2008. Excluding the unusually large recovery in the current year, the annualized amount was .29%. This compares to .26%, .11% and .11% at June 30, 2008, year-end 2007, and September 30, 2007.

In general, the provision for loan losses and related allowance increases as the level of nonperforming and impaired loans, as a percentage of loans outstanding, increases. Nonperforming loans were $24.0 million at September 30, 2008, an increase of $2.9 million compared to year-end 2007. At September 30, 2007 nonperforming loans were $12.4 million. Nonperforming loans began to spike upward during the third quarter of 2007 and peaked at $29.9 million during the first quarter of 2008. The upward trend in nonperforming loans beginning during the last half of 2007 and into early 2008 was driven by overall weaknesses in the general economy, including a softer housing market and significant credit tightening throughout the financial services industry. For the Company, this resulted in the real estate development portion of its lending portfolio that has shown the most signs of stress. The $11.6 million increase in nonperforming loan levels at September 30, 2008 compared to the same time a year ago is attributed to the factors identified above.

The allowance for loan losses was $15.6 million or 1.20% of net loans at September 30, 2008. This compares to $14.2 million or 1.10% of net loans outstanding at year-end 2007. At September 30, 2007, the allowance was $11.5 million or .91% of net loans outstanding. As a percentage of nonperforming loans, the allowance for loan losses was 65.1%, 67.5%, and 92.4% at September 30, 2008, December 31, 2007, and September 30, 2007, respectively.

Noninterest Income

Noninterest income for the nine months ended September 30, 2008 was $4.7 million, a decrease of $13.2 million or 74% compared to a year ago. The decrease in noninterest income in the comparison was primarily the result of the $14.0 million non-cash OTTI charge on the Company’s GSE investments in the third quarter of 2008. Excluding the non-cash OTTI charge, noninterest income grew $781 thousand or 4.4%. Significant line item increases include net gains on the sale of investment securities of $585 thousand; allotment processing fees of $291 thousand or 9.0%; and non-deposit service charges of $237 thousand or 7.7%. Significant line items that partially offset these increases were lower service charges and fees on deposits of $341 thousand or 4.4%; lower net gains on sale of loans of $79 thousand or 18.2%; and lower income from company owned life insurance of $49 thousand or 5.0%

Securities gains include $207 thousand attributed to the mandatory redemption of part of the Visa, Inc. common stock received during the first quarter of 2008 and $85 thousand attributed to the reversal of previously accrued litigation representing the Company’s share of the litigation reserve escrow account established by Visa related to its IPO. Remaining securities gains of $293 thousand are attributed to normal asset and liability management.

Allotment processing fees were up $291 thousand or 9.0% due partially to the timing of the acquisition of the Military Allotment operations of PNC Bank during the first quarter a year ago and increased volumes. The $237 thousand increase in non-deposit service charges, commissions, and fees was due to higher volume related interchange and ATM fees of $207 thousand and $72 thousand, respectively. Lower service charges and fees on deposits of $341 thousand were driven by a decrease in dormant account fees of $884 thousand, which offset higher overdraft charges of $644 thousand. The decrease in dormant account fees is related to a change in the dormant account policy of one of the Company’s subsidiary banks during 2007. The change in policy lengthened the period of transaction inactivity of some deposit accounts required to consider them dormant. The policy changed the dormant period of certain deposit accounts to 12 months from six months. This resulted in a decrease in the number of dormant accounts and the related fee income. The $79 thousand decrease in gains on sale of loans is attributed to lower loan sales volume in the current nine-month period compared to the same period a year ago. The decrease in company-owned life insurance is due to the expiration of certain trailing commissions earned. The Company earned $73 thousand in commissions during the nine-month period of the prior year and only nine thousand during 2008.

Noninterest Expense

Total noninterest expenses were $43.7 million for the nine months ended September 30, 2008, up $648 thousand or 1.5% from $43.0 million for the same period in 2007. Salaries and employee benefits, the largest component of noninterest expenses, decreased $146 thousand as the average number of full time equivalent employees decreased to 577 from 585. Salary and related payroll taxes inched up $48 thousand, but was offset by lower benefit costs of $192 thousand.

Intangible amortization and equipment expense decreased $562 thousand or 22.4% and $102 thousand or 4.3%, respectively, in the comparison which nearly offset increases in other expense line items. Amortization of intangible assets, which relate to customer lists and core deposits from prior acquisitions, is decreasing as a result of actuarially determined schedules that allocate a higher amount of amortization in the earlier periods following an acquisition. The decrease in equipment expense is mainly attributed to lower depreciation in the comparable periods.

Data processing and communications expense increased $403 thousand or 11.3% in the current period primarily due to higher transaction volumes. Correspondent bank fees increased $228 thousand or 42.3% due mainly to a change in billing method of an upstream correspondent bank in the current year. The billing method included switching from the requirement to maintain a certain minimum balance with the correspondent to a set fee-based structured arrangement. Net occupancy expense increased $196 thousand or 6.2% due mainly to higher depreciation and utilities. The $728 thousand or 11.0% increase in other expenses was driven mainly by higher net expenses associated with other real estate owned of $672 thousand. The increase in expenses of other real estate owned was magnified as a result of overall net gains from other real estate in the prior year of $193 thousand.

Income Taxes

Income tax expense for the first nine months of 2008 was $186 thousand, a decrease of $4.2 million or 96% compared to $4.4 million for the same period a year earlier. The decrease in income tax expense is due mainly to the non-cash OTTI charge that occurred in the current year. The effective federal income tax rate was 7.2% in the current period compared to 24.1% a year earlier. The lower effective federal income tax rate was driven by the OTTI charge, which significantly reduced taxable income. A substantial amount of the remaining pre-tax revenues after the OTTI charge were nontaxable and, therefore, resulted in the lower effective federal income tax rate in the current period.

The Company recorded a tax benefit from the OTTI charge in the current period as a result of identifying sufficient capital gains from the previous sale of a subsidiary and from other tax planning strategies.

FINANCIAL CONDITION

Total assets were $2.2 billion at September 30, 2008, an increase of $86.2 million or 4.2% from the prior year-end. The most significant changes in the Company’s assets from year-end were an $86.2 million or 109% increase in cash and cash equivalents, an increase in net loans of $10.0 million or .8%, higher real estate acquired through foreclosure of $10.2 million, partially offset by lower investment securities of $27.8 million or 5.1%.

Total liabilities increased $94.1 million or 5.0% at September 30, 2008 compared to December 31, 2007. Higher deposit balances account for $73.4 million of the increase in liabilities; borrowed funds, primarily long-term, increased $22.0 million. Shareholders’ equity decreased $7.9 million or 4.7% to $161 million at the end of the period due mainly to the after-tax impact of the $14.0 million OTTI charge.

The increase in current end of period cash and cash equivalents compared to year-end 2007 was driven by an additional $50.5 million in deposits from the Commonwealth of Kentucky (“Commonwealth”). Increases from other sources of funds, such as interest bearing deposits and net proceeds from matured, called, or sold investment securities, have generally been reinvested in loans and temporary investments. The modest increase in net loans  from year-end 2007 is representative of a more cautious and measured lending strategy. This is a result of continuing signs of general economic weaknesses and tighter loan underwriting standards.

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

On an average basis, total assets were $2.1 billion for the first nine months of 2008, an increase of $242 million or 12.8% from year-end 2007. The increase in average assets is attributed mainly to higher earning asset balances. Average investment securities were up $171 million, boosted by the $200 million balance sheet leverage transaction that occurred during the fourth quarter of 2007. Average loans were up $50.2 million or 4.0% compared to the average year-end balance. Deposits averaged $1.5 billion for the nine months ended September 30, 2008, an increase of $50.1 million or 3.4% from year-end. Average deposits from the Commonwealth were up $692 thousand or 1.9% in the comparison. Average earning assets were 87.9% of total average assets at September 30, 2008 compared to 88.1% at year-end 2007.

Temporary Investments

Temporary investments consist of interest bearing deposits in other banks and federal funds sold and securities purchased under agreements to resell. The Company uses these funds in the management of liquidity and interest rate sensitivity. At September 30, 2008, temporary investments were $59.2 million, an increase of $24.9 million or

73% compared to $34.2 million at year-end 2007. Temporary investments averaged $57.1 million during the first nine months of 2008, a decrease of $13.0 million or 18.5% from year-end 2007. The decrease is a result of the Company’s overall net funding position. Temporary investments are reallocated to loans or other investments as market conditions and Company resources warrant.

Investment Securities

The investment securities portfolio is comprised primarily of U.S. government-sponsored agency securities, mortgage-backed securities, and tax-exempt securities of states and political subdivisions. During the first half of 2008, the Company purchased $15.5 million principal amount of fixed rate preferred stocks of U.S. government-sponsored agencies. During the third quarter of 2008, the Company recorded a non-cash OTTI charge of $14.0 million related to its investments in these GSE’s. The value of these investments decreased sharply in September soon after the announcement that the GSE’s were suspending dividend payments and being placed into conservatorship by the Federal Housing Finance Agency. The rating agencies also downgraded the preferred stocks of the GSE’s to below investment grade. The Company had $1.1 million market value in GSE preferred stock following the impairment charge at September 30, 2008.

The Company also holds $16.4 million amortized cost amounts of single-issuer trust preferred capital securities of global and national financial services firms with an estimated fair value of $12.8 million. In addition, the Company holds $2.4 million amortized cost amounts of debentures issued by global and national financial services firms with an estimated fair value of $1.9 million. The Company evaluated these securities under the applicable accounting guidance, SFAS No. 115, FSP No. 115, and SAB No. 59. Each of these securities are currently performing and are rated as investment grade by the major rating agencies. The Company has the intent and ability to hold these securities for the foreseeable future and believes these securities are not impaired due to reasons of credit quality, but rather the unrealized losses are primarily attributed to general uncertainties in the financial markets and extraordinary market volatility. The Company currently believes that it will be able to collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will recover as they approach their maturity dates.

Total investment securities were $519 million on September 30, 2008, a decrease of $27.8 million or 5.1% compared to year-end 2007. Net amortized cost amounts declined $24.1 million or 4.4% coupled with a net decrease in market values of $3.8 million related to investments carried in the available for sale portfolio. The decrease in the amortized cost amounts was led by the $14.0 million OTTI charge related to the GSE investments in the current quarter followed by matured, sold, or called investments that exceeded new purchased amounts. The $3.8 million lower market values of the available for sale investment securities is mainly attributed to the $4.2 million unrealized loss related to the trust preferred and corporate debentures identified above. Market values of fixed rate investments in much of the remaining portfolio edged higher compared to the prior year-end mainly as a result of a lower overall interest rate environment as reflected in the yield curves of the comparable periods.

Unrealized losses within the Company’s investment securities portfolio have not been included in income since they are identified as temporary. The securities’ fair values are expected to recover as they approach their maturity dates and the Company has the intent and ability to hold to recovery. With the exception of its GSE’s, all investment securities in the Company’s portfolio are currently performing.

The Company does not have direct exposure to the subprime mortgage market. The Company does not originate subprime mortgages nor has it invested in bonds that are secured by such mortgages.

Total investment securities averaged $513 million for the first nine months of 2008, an increase of $171 million or 50.1% from year-end 2007. The increase in average investment securities is mainly due to the GNMA mortgage-backed bonds that were purchased in the balance sheet leverage transaction during the fourth quarter of 2007.

Loans

Loans, net of unearned income, totaled $1.3 billion at September 30, 2008, relatively unchanged from year-end 2007. The Company is taking a more measured and cautious approach to loan growth in the near term as a result of continued weaknesses in the general economy, including a softer housing market and significant credit tightening throughout the financial services industry.

The composition of the loan portfolio is summarized in the table below.

	September 30, 2008		December 31, 2007
(Dollars in thousands)	Amount	%	Amount	%
Commercial, financial, and agriculture	$147,632	11.3%	$154,015	11.9%
Real estate - construction	247,005	19.0	254,788	19.7
Real estate mortgage - residential	439,571	33.7	405,992	31.5
Real estate mortgage - farmland and other commercial enterprises	394,355	30.3	394,900	30.6
Installment	46,914	3.6	52,028	4.0
Lease financing	27,942	2.1	30,262	2.3
Total	$1,303,419	100.0%	$1,291,985	100.0%

On average, loans represented 69.5% of earning assets during the current nine-month period, a decrease of 571 basis points compared to 75.2% for year-end 2007. Average loans represent a lower percentage of earning assets mainly as a result of the $200 million balance sheet leverage transaction late in 2007, which was the primary driver of increased investment securities and earning assets. As loan demand fluctuates, the available funds are reallocated between loans and temporary investments or investment securities, which typically involve a decrease in credit risk and lower yields.

The Company does not have direct exposure to the subprime mortgage market. The Company does not originate subprime mortgages nor has it invested in bonds that are secured by such mortgages.

Nonperforming Loans

Nonperforming loans consist of nonaccrual loans and loans past due ninety days or more on which interest is still accruing.  Nonperforming loans were unchanged at the end of the current quarter compared to the linked-quarter, but have increased since year-end 2007. Overall economic conditions continue to stress certain portions of the Company’s lending portfolio, particularly real estate development. Nonperforming loans were as follows at September 30, 2008, June 30, 2008, and December 31, 2007.

(In thousands)	September 30, 2008	June 30, 2008	Change	%	September 30, 2008	December 31, 2007	Change	%
Nonaccrual	$15,780	$19,479	$(3,699)	(19.0)%	$15,780	$18,073	$(2,293)	(12.7)%
Past due 90 days or more and still accruing	8,204	4,482	3,722	83.1%	8,204	2,977	5,227	175.6%
Total nonperforming loans	$23,984	$23,961	$23	0.1%	$23,984	$21,050	$2,934	13.9%

The $15.8 million balance of nonaccrual loans outstanding at September 30, 2008 is comprised mainly of 9 credits totaling $11.6 million, substantially all of which is secured by real estate.

The decrease in linked-quarter nonaccrual loans of $3.7 million or 19.0% is attributed mainly as a result of acquiring through foreclosure a residential real estate development securing a small group of related credits previously classified as nonaccrual loans in the amount of $6.2 million. Partially offsetting this decrease was the addition of $2.5 million of nonaccrual loans, of which $1.5 million was previously classified as past due 90 days or more and still accruing interest. The increase in loans past due 90 days or more of $3.7 million is due mainly to a $4.6 million commercial real estate development credit that was added during the current quarter. The Company believes it is probable that it will collect all amounts of principal and interest on loans past due 90 days or more and still accruing interest based on information available at the reporting date.

The $2.3 million decrease in nonaccrual loans since year-end 2007 is attributed mainly to two larger balance residential real estate nonaccrual credits totaling $8.7 million at year-end that were transferred to the Company through foreclosure. This was partially offset by a relatively small number of larger balance real estate loans placed in nonaccrual status during 2008. The $5.2 million increase in loans past due 90 days or more since year-end 2007 is due mainly to the $4.6 million commercial real estate development credit that was added during the third quarter of 2008.

Other Real Estate

Other real estate owned (“OREO”) includes real estate properties acquired by the Company through foreclosure. At September 30, 2008 OREO was $16.3 million, up $5.1 million or 45.2% and $10.2 million or 169% from the second quarter of 2008 and year-end 2007, respectively. The increase in linked-quarter OREO is attributed to the Company taking possession of the $6.2 million residential real estate development securing a small group of related credits previously classified as nonaccrual loans. The increase in OREO in the year-to-date period is also attributed to this event along with the foreclosure of a $4.1 million real estate development property that previously secured outstanding loans to one individual credit during the second quarter.

Deposits

A summary of the Company’s deposits are as follows for the periods indicated.

	End of Period			Average
(In thousands)	September 30, 2008	December 31, 2007	Difference	September 30, 2008	December 31, 2007	Difference
Noninterest Bearing
Commonwealth	$65,862	$15,367	$50,495	$37,811	$37,119	$692
Other	178,454	177,065	1,389	175,771	177,304	(1,533)
Total	$244,316	$192,432	$51,884	$213,582	$214,423	$(841)

Interest Bearing
Demand	$233,552	$261,642	$(28,090)	$260,393	$258,992	$1,401
Savings	261,342	250,002	11,340	264,622	244,299	20,323
Time	808,266	770,021	38,245	778,160	748,939	29,221
Total	$1,303,160	$1,281,665	$21,495	$1,303,175	$1,252,230	$50,945

Total Deposits	$1,547,476	$1,474,097	$73,379	$1,516,757	$1,466,653	$50,104

Deposit balances of the Commonwealth can fluctuate significantly from day to day. The Company believes average balances are important when analyzing its deposit balances. Both end of period and average savings account deposit balances were fueled by promotional efforts beginning in the fourth quarter of 2007. Average time deposits increased mainly as a result of higher shorter-term certificates of deposit balances and increased individual retirement account balances. Lower end of period interest bearing demand deposit balances at quarter-end in relation to the prior year end were impacted mainly by a net decrease in larger-balance public funds and certain other deposits that can have large fluctuations on any particular day.

Borrowed Funds

Total borrowed funds were $419 million at September 30, 2008, an increase of $22.0 million or 5.5% from $397 million at year-end 2007. Long-term borrowings increased $19.5 million resulting from additional FHLB borrowings of $27.0 million during the current period partially offset by repayments of $7.5 million. Short-term borrowings increased $2.5 million or 3.1% due to higher federal funds purchases and securities sold under agreements to repurchase balances. These sources of short-term funding fluctuate as the overall net funding position of the Company changes.

LIQUIDITY

The Parent Company’s primary use of cash consists of dividend payments to its common shareholders, purchases of its common stock, corporate acquisitions, interest expense on borrowings, and other general operating purposes. Liquidity of the Parent Company depends primarily on the receipt of dividends from its subsidiary banks, cash balances maintained, and borrowings from nonaffiliated sources.  As of September 30, 2008 combined retained earnings of the subsidiary banks was $43.4 million, of which $4.6 million was available for the payment of dividends to the Parent Company without obtaining prior approval from bank regulatory agencies.  As a practical matter, payment of future dividends is also subject to the maintenance of other capital ratio requirements.

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

The Parent Company had cash balances of $8.0 million at September 30, 2008, a decrease of $6.9 million or 46.3% from $15.0 million at year-end 2007.  Significant cash flows during the current nine-month period for the Parent Company include the following: management fees received from subsidiaries of $2.1 million; dividends received from subsidiaries of $7.7 million; payment of dividends to shareholders of $7.3 million; the purchase and subsequent sale of $1.0 million of common shares in two unaffiliated banks; interest payments on borrowed funds of $2.1 million; a $4.0 million capital injection into EKT; and the repurchase of the Company’s common stock in the amount of $1.0 million.

The Company's objective as it relates to liquidity is to ensure that its subsidiary banks have funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability.  In order to maintain a proper level of liquidity, the subsidiary banks have several sources of funds available on a daily basis that can be used for liquidity purposes.  Those sources of funds include the subsidiary banks' core deposits, consisting of business and nonbusiness deposits, cash flow generated by repayment of principal and interest on loans and investment securities, FHLB and other borrowings, and federal funds purchased and securities sold under agreements to repurchase.  While maturities and scheduled amortization of loans and investment securities are generally a predictable source of funds, deposit outflows and mortgage prepayments are influenced significantly by general interest rates, economic conditions, and competition in the Company’s local markets.  As of September 30, 2008 the Company had approximately $182 million in additional borrowing capacity under various FHLB, federal funds, and other borrowing agreements.  However, there is no guarantee that these sources of funds will continue to be available to the Company, or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in the Company’s liquidity from these sources.

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

Liquid assets consist of cash, cash equivalents, and available for sale investment securities.  At September 30, 2008, consolidated liquid assets were $681 million, an increase of $59.7 million or 9.6% from year-end 2007.  The increase in liquid assets is mainly attributed to $86.2 million higher cash and equivalents, partially offset by lower available for sale investment securities of $26.5 million. The increase in cash and equivalents is due mainly to higher deposit activity of the Commonwealth and the overall funding position of the Company, which changes as loan demand, deposit levels, and other sources and uses of funds fluctuate. The decrease in available for sale investments securities was led by the $14.0 million OTTI charge related to the GSE investments in the current quarter coupled with matured, sold, or called investments that exceeded new purchased amounts.

Net cash provided by operating activities was $14.9 million in the first nine months of 2008, an increase of $1.9 million or 15.0% compared to the same period a year earlier. Net cash used in investing activities was $15.9 million in the current nine months of 2008 compared to $48.8 million a year ago. The $32.8 million improvement in cash flows is mainly due to lower net outflows related to loan activity in the current nine months of $43.6 million compared to a year ago, partially offset by lower net inflows related to investment securities transactions of $12.7 million. Net cash provided by financing activities was $87.2 million in the current nine months, up $54.0 million. The higher cash provided by financing activities in the current period is due mainly to a $52.6 million increase in net deposit activity.

Commitments to extend credit are considered in addressing the Company’s liquidity management.  The Company does not expect these commitments to significantly effect the liquidity position in future periods. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options, or similar instruments.

Subsequent to September 30, 2008, the U.S. Treasury announced a voluntary Capital Purchase Program (“Program”) designed to inject $250 billion directly into U.S. financial institutions to build additional capital and encourage the flow of financing to U.S. businesses and consumers in response to a weakening economy. The Company is carefully considering the details of the Program and its decision on whether to participate. Under the Program the Treasury will purchase, within a pre-established minimum and maximum limit of 1% and 3% of regulatory defined risk-weighted assets, senior non-voting preferred shares that will qualify as Tier 1 capital. The Program calls for a 5% cumulative dividend during the first five years the shares are outstanding, resetting to 9% thereafter and includes certain restrictions on dividend payments of lower ranking equity.

The Program includes other rights and restrictions including the Treasury’s right to receive warrants to purchase Company common stock, restrictions on redeeming the preferred shares, and executive compensation limits, among others. The Treasury will receive warrants to purchase Company common stock having an aggregate market price equal to 15% of the preferred shares issued on the date of the investment, subject to certain other adjustments. If the Company elects to participate and is granted funds under the Program, it estimates the dollar amount of additional capital raised to range between $14 million and $42 million and issue warrants to purchase between 93 thousand and 279 thousand shares of Company common stock.

CAPITAL RESOURCES

Shareholders’ equity was $161 million on September 30, 2008, a decrease of $7.9 million or 4.7% from $168 million at December 31, 2007. The decrease in shareholders’ equity is due mainly to lower retained earnings of $5.7 million or 4.6% that was driven by the non-cash OTTI charge of $14.0 million related to the Company’s GSE investments in the current quarter. Other comprehensive income declined by $2.2 million since year-end 2007 due mainly to a $2.4 million (after tax) lower market value of certain investments in trust preferred capital securities of global and national financial services firms. Excluding the impact from the trust preferred capital securities, the net fair value of the available for sale investment securities portfolio generally increased as a result of an overall decline in market interest rates.

Consistent with the objective of operating a sound financial organization, the Company’s goal is to maintain capital ratios well above the regulatory minimum requirements.  The Company's capital ratios as of September 30, 2008 and the regulatory minimums are as follows.

	Farmers Capital	Regulatory
	Bank Corporation	Minimum
Tier 1 risk based	11.11%	4.00%
Total risk based	12.24%	8.00%
Leverage	7.48%	4.00%

As of September 30, 2008, each of the Company’s subsidiary banks exceeded the regulatory minimum ratio requirements as calculated under guidelines established by federal banking agencies. Five of the Company’s seven subsidiary banks exceeded the well-capitalized regulatory ratio requirements.

Two of the Company’s subsidiary banks fell below the well-capitalized status during the current quarter, but remain in excess of the regulatory minimum. The lower capital ratio of the two subsidiary banks are attributed to the non-cash OTTI charge related to the GSE investments. The Company expects these two subsidiary banks to meet or exceed well-capitalized status by year-end 2008. This is expected to be accomplished through earnings growth at the impacted banks or, alternatively, with a capital injection from the Parent Company.

The Company is considering its option of participating in the recently announced $250 billion Capital Purchase Program by the U.S. Treasury. Please see additional information under the preceding heading of “Liquidity”.

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

At September 30, 2008, the model indicated that if rates were to gradually increase by 75 basis points during the remainder of the calendar year, then net interest income and net income would increase .09% and .92%, respectively for the year ending December 31, 2008 when compared to the forecasted results for the most likely rate environment.  The model indicated that if rates were to gradually decrease by 75 basis points over the same period, then net interest income and net income would decrease .36% and 3.0%, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended September 30, 2008 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

As of September 30, 2008, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted.  Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material effect upon the consolidated financial statements of the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

At various times, the Company’s Board of Directors has authorized the purchase of shares of the Company’s outstanding common stock. No stated expiration dates have been established under any of the previous authorizations. There were no Company shares purchased during the quarter ended September 30, 2008. There are 84,971 shares that may still be purchased under the various authorizations.

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

4.1
Junior Subordinated Indenture, dated as of July 21, 2005, between Farmers Capital Bank Corporation and Wilmington Trust Company, as Trustee, relating to unsecured junior subordinated deferrable interest notes that mature in 2035.*

4.2
Amended and Restated Trust Agreement, dated as of July 21, 2005, among Farmers Capital Bank Corporation, as Depositor, Wilmington Trust Company, as Property and Delaware Trustee, the Administrative Trustees (as named therein), and the Holders (as defined therein).*

4.3	Guarantee Agreement, dated as of July 21, 2005, between Farmers Capital Bank Corporation, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee.*

4.4
Junior Subordinated Indenture, dated as of July 26, 2005, between Farmers Capital Bank Corporation and Wilmington Trust Company, as Trustee, relating to unsecured junior subordinated deferrable interest notes that mature in 2035.*

4.5
Amended and Restated Trust Agreement, dated as of July 26, 2005, among Farmers Capital Bank Corporation, as Depositor, Wilmington Trust Company, as Property and Delaware Trustee, the Administrative Trustees (as named therein), and the Holders (as defined therein).*

4.6	Guarantee Agreement, dated as of July 26, 2005, between Farmers Capital Bank Corporation, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee.*

4.7
Indenture, dated as of August 14, 2007 between Farmers Capital Bank Corporation, as Issuer, and Wilmington Trust Company, as Trustee, relating to fixed/floating rate junior subordinated debt due 2037.*

4.8
Amended and Restated Declaration of Trust, dated as of August 14, 2007, by Farmers Capital Bank Corporation, as Sponsor, Wilmington Trust Company, as Delaware and Institutional Trustee, the Administrative Trustees (as named therein), and the Holders (as defined therein).*

4.9	Guarantee Agreement, dated as of August 14, 2007, between Farmers Capital Bank Corporation, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee.*

10.1
Agreement and Plan of Merger, Dated July 1, 2005, as Amended, by and among Citizens Bancorp, Inc., Citizens Acquisition Subsidiary Corp, and Farmers Capital Bank Corporation incorporated by reference to Appendix A of Registration Statement filed on Form S-4 on October 11, 2005).

10.2
Amended and Restated Plan of Merger of Citizens National Bancshares, Inc. with and into FCBC Acquisition Subsidiary, LLC (incorporated by reference to Appendix A of Proxy Statement for Special Meeting of Shareholders of Citizens National Bancshares, Inc. and Prospectus in connection with an offer of up to 600,000 shares of its common stock of Farmers Capital Bank Corporation filed on Form 424B3 on August 7, 2006).

10.3	Stock Purchase Agreement Dated June 1, 2006 by and among Farmers Capital Bank Corporation, Kentucky Banking Centers, Inc. and Citizens First Corporation.

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CEO & CFO Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Exhibit not included pursuant to Item 601(b)(4)(iii) and (v) of Regulation S-K. The Company will provide a copy of such exhibit to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 7, 2008	/s/ G. Anthony Busseni
G. Anthony Busseni,
President and CEO
(Principal Executive Officer)

Date:	11-7-08	/s/ Doug Carpenter
C. Douglas Carpenter,
Senior Vice President, Secretary, and CFO
(Principal Financial and Accounting Officer)