Form 10-K
period 2008-12-31
FARMERS CAPITAL BANK CORP
filed 2009-03-12
CIK 713095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes ☐	No ☒

The aggregate market value of the registrant’s outstanding voting stock held by non-affiliates on June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was $120 million based on the closing price per share of the registrant’s common stock reported on the NASDAQ.

As of March 9, 2009 there were 7,357,362 shares of common stock outstanding.

Documents incorporated by reference:

Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2009 Annual Meeting of Shareholders are incorporated by reference into Part III.

An index of exhibits filed with this Form 10-K can be found on page 83.

FARMERS CAPITAL BANK CORPORATION
FORM 10-K
INDEX

PART I

Item 1. Business

The disclosures set forth in this item are qualified by Item 1A (“Risk Factors”) beginning on page 13 and the section captioned “Forward-Looking Statements” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) on page 22 of this report and other cautionary statements contain elsewhere in this report.

Organization
Farmers Capital Bank Corporation (the “Registrant”, “Company”, or “Parent Company”) is a financial holding company.  The Registrant was originally formed as a bank holding company under the Bank Holding Company Act of 1956, as amended, on October 28, 1982 under the laws of the Commonwealth of Kentucky.  During 2000, the Federal Reserve Board granted the Company financial holding company status (see discussion in “Supervision and Regulation” section of this report beginning on page 8).  The Company’s subsidiaries provide a wide range of banking and bank-related services to customers throughout Central and Northern Kentucky.  The bank subsidiaries owned by the Company include Farmers Bank & Capital Trust Co. ("Farmers Bank"), Frankfort, Kentucky; United Bank & Trust Co. ("United Bank"), Versailles, Kentucky; The Lawrenceburg Bank and Trust Company ("Lawrenceburg Bank"), Lawrenceburg, Kentucky; First Citizens Bank (“First Citizens”), Elizabethtown, Kentucky; and Citizens Bank of Northern Kentucky, Inc. (“Citizens Northern”), Newport, Kentucky.

The Company also owns FCB Services, Inc., ("FCB Services"), a nonbank data processing subsidiary located in Frankfort, Kentucky; Kentucky General Life Insurance Company, Inc., (“Kentucky General Life”), an inactive nonbank insurance agency subsidiary located in Frankfort, Kentucky; Kentucky General Holdings, LLC, (“Kentucky General”), in Frankfort, Kentucky, which holds a 50% voting interest in KHL Holdings, LLC (KHL Holdings acquired a 100% interest in Kentucky Home Life Insurance Company effective January 1, 2005); FFKT Insurance Services, Inc., (“FFKT Insurance”), a captive property and casualty insurance company in Frankfort, Kentucky; EKT Properties, Inc., established during 2008 to manage and liquidate certain real estate properties repossessed by the Company; and Farmers Capital Bank Trust I (“Trust I”), Farmers Capital Bank Trust II (“Trust II”), and Farmers Capital Bank Trust III (“Trust III”), which are unconsolidated trusts established to complete the private offering of trust preferred securities.

The Company provides a broad range of financial services to individuals, corporations, and others through its 37 banking locations in 23 communities throughout Central and Northern Kentucky.  These services primarily include the activities of lending and leasing, receiving deposits, providing cash management services, safe deposit box rental, and trust activities.   While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis.   Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment. As of December 31, 2008, the Company had $2.2 billion in consolidated assets.

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

Tier	Entity
1	Farmers Capital Bank Corporation, Frankfort, KY

2	United Bank & Trust Co., Versailles, KY 100%
3	EGT Properties, Inc., Georgetown, KY 100%
4	NUBT Properties, LLC, Georgetown, KY 83%
5	Flowing Creek Realty, LLC, Bloomfield, IN 67%

2	The Lawrenceburg Bank and Trust Company, Lawrenceburg KY 100%

2	Farmers Bank & Capital Trust Co., Frankfort, KY 100%
3	Farmers Bank Realty Co., Frankfort, KY 100%
3	Leasing One Corporation, Frankfort, KY 100%
3	EG Properties, Inc., Frankfort, KY 100%
3	Austin Park Apartments, LTD, Frankfort, KY 99%
3	FA Properties, Inc., Frankfort, KY 100%
3	Frankfort Apartments II, LTD, Frankfort, KY 99.9%
3	Farmers Capital Insurance Corporation, Frankfort, KY 100%
4	Farmers Fidelity Insurance Agency, LLP, Lexington, KY 50%

2	First Citizens Bank, Elizabethtown, KY 100%

2	Citizens Bank of Northern Kentucky, Inc., Newport, KY 100%
3	ENKY Properties, Inc., Newport, KY 100%
4	NUBT Properties, LLC, Georgetown, KY 17%
5	Flowing Creek Realty, LLC, Bloomfield, IN 67%

2	FCB Services, Inc., Frankfort, KY 100%

2	Kentucky General Holdings, LLC, Frankfort, KY 100%
3	KHL Holdings, LLC, Frankfort, KY 45% (equity), 50% (voting)
4	Kentucky Home Life Insurance Company, Frankfort, KY 100%

2	FFKT Insurance Services, Inc., Frankfort, KY 100%

2	Farmers Capital Bank Trust I, Frankfort, KY 100%

2	Farmers Capital Bank Trust II, Frankfort, KY 100%

2	Farmers Capital Bank Trust III, Frankfort, KY 100%

2	EKT Properties, Inc. Frankfort, KY (100%)

2	Kentucky General Life Insurance Company, Frankfort, KY (Inactive)

Farmers Bank and Subsidiaries
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

Farmers Bank is the largest bank chartered in Franklin County.  It conducts business in its principal office and four branches within Frankfort, the capital of Kentucky.  Franklin County is a diverse community, including government, commerce, finance, industry, medicine, education and agriculture.  The bank also serves many individuals and corporations throughout Central Kentucky.  On December 31, 2008, it had total consolidated assets of $603 million, including loans net of unearned income of $342 million.  On the same date, total deposits were $434 million and shareholders' equity totaled $38.7 million.

Farmers Bank had seven active subsidiaries during 2008:  Farmers Bank Realty Co. ("Farmers Realty"), Leasing One Corporation ("Leasing One"), Farmers Capital Insurance Corporation (“Farmers Insurance”), EG Properties, Inc. (“EG Properties”), FA Properties, Inc. (“FA Properties”), Austin Park Apartments, LTD (“Austin Park”), and Frankfort Apartments II, LTD (“Frankfort Apartments”).

Farmers Realty was incorporated in 1978 for the purpose of owning certain real estate used by the Company and Farmers Bank in the ordinary course of business.  Farmers Realty had total assets of $3.4  million on December 31, 2008.

Leasing One was incorporated in August 1993 to operate as a commercial equipment leasing company.  It is located in Frankfort and is currently licensed to conduct business in fourteen states.  At year-end 2008, it had total assets of $20.9  million, including leases net of unearned income of $15.2 million.

Farmers Insurance was organized in 1988 to engage in insurance activities permitted to the Company under federal and state law.  Farmers Bank capitalized this corporation in December 1998.   Farmers Insurance acts as an agent for Commonwealth Land Title Co.  At year-end 2008 it had total assets of $646 thousand.  Farmers Insurance holds a 50% interest in Farmers Fidelity Insurance Company, LLP (“Farmers Fidelity”).  The Creech & Stafford Insurance Agency, Inc., an otherwise unrelated party to the Company, also holds a 50% interest in Farmers Fidelity. Farmers Fidelity is a direct writer of property and casualty coverage, both individual and commercial.

In November 2002 Farmers Bank incorporated EG Properties.  EG Properties is involved in real estate management and liquidation for certain properties repossessed by Farmers Bank.  It had total assets of $3.7 million at December 31, 2008. In July 2008, Farmers Bank incorporated FA Properties, which owns automobiles that are used by the Company and Farmers Bank in the ordinary course of business. It had total assets of $296 thousand at year-end 2008.

Farmers Bank is a limited partner in Austin Park and Frankfort Apartments, two low income housing tax credit partnerships located in Frankfort, Kentucky.  These investments provide for federal income tax credits to the Company.  Farmers Bank’s aggregate investment in these partnerships was $821 thousand at year-end 2008.

United Bank and Subsidiaries
On February 15, 1985, the Company acquired United Bank, a state chartered bank originally organized in 1880.  It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers.  On November 1, 2008, the Company merged Farmers Bank & Trust Company (“Farmers Georgetown”) and Citizens Bank of Jessamine County (“Citizens Jessamine”) into United Bank. Each of these three banks was previously wholly-owned subsidiaries of the Company. United Bank now conducts business in its principal office and two branches in Woodford County, Kentucky, four branches in Scott County, Kentucky, three branches in Fayette County, Kentucky, and four branches in Jessamine County, Kentucky.  Based on deposits at its Woodford County locations, United Bank is the second largest bank chartered in Woodford County with total consolidated assets of $786 million and total deposits of $561 million at December 31, 2008.

United Bank operated two subsidiaries during 2008, EV Properties, Inc and EGT Properties, Inc. EV Properties was dissolved on December 31, 2008. Before its dissolution, EV Properties was involved in real estate management and liquidation for certain properties repossessed by United Bank.  EGT Properties, which was created in March 2008 as a subsidiary of Farmers Georgetown before its merger with United Bank, is involved in real estate management and liquidation for certain repossessed properties of United Bank.  In addition, EGT Properties holds an 83% interest in NUBT Properties, LLC (“NUBT”), the parent company of Flowing Creek Realty, LLC (“Flowing Creek”). Flowing Creek holds real estate that has been repossessed by multiple subsidiaries of the Company along with parties unrelated to the Company. NUBT holds a 67% interest in Flowing Creek and unrelated financial institutions hold the remaining 33% interest. EGT Properties had total assets of $6.5 million at year-end 2008.

Lawrenceburg Bank
On June 28, 1985, the Company acquired Lawrenceburg Bank, a state chartered bank originally organized in 1885.  It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers.  During 1998, it moved its charter and main office to Harrodsburg, Kentucky in Mercer County. In 2007, it changed from a national to a state chartered bank and subsequently returned its charter location back to Lawrenceburg. Lawrenceburg Bank conducts business at its main office and one branch site in Anderson County, Kentucky, one branch in Mercer County, Kentucky, and one branch in Boyle County, Kentucky.  Based on deposits at its Anderson County locations, Lawrenceburg Bank is the largest bank chartered in Anderson County.  Total assets were $239 million and total deposits were $195 million at December 31, 2008.

First Citizens
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

Based on deposits at its Hardin County locations, First Citizens ranks third in size compared to all banks chartered in Hardin County.  Total assets were $284 million and total deposits were $220 million at December 31, 2008.

Farmers Georgetown
On June 30, 1986, the Company acquired Farmers Georgetown, a state chartered bank originally organized in 1850. On November 1, 2008, the Company merged Farmers Georgetown into United Bank. Prior to the merger with United Bank, Farmers Georgetown was the largest bank chartered in Scott County, Kentucky with total assets of $349 million and total deposits of $239 million.

Citizens Northern
On December 6, 2005, the Company acquired Citizens Bancorp, Inc. (“Citizens Bancorp”) in Newport, Kentucky.  Citizens Bancorp was subsequently merged into Citizens Acquisition, a former bank holding company subsidiary of the Company. During January 2007, Citizens Acquisition was merged into the Company, leaving Citizens Northern as a direct subsidiary of the Company. Citizens Northern is a state chartered bank organized in 1993 and is engaged in a general banking business providing full service banking to individuals, businesses, and governmental customers.  It conducts business in its principal office in Newport and four branches in Campbell County, Kentucky, one branch in Boone County, Kentucky and two branches in Kenton County, Kentucky. Based on deposits at its Campbell County locations, Citizens Northern ranks second in size compared to all banks chartered in Campbell County.  At year-end 2008 it had total assets and deposits of $275 million and $191 million, respectively. Citizens Financial Services, formerly an investment brokerage subsidiary of Citizens Acquisition, was dissolved during 2006.

In March 2008 Citizens Northern incorporated ENKY Properties, Inc. (“ENKY”). ENKY was established to manage and liquidate certain real estate properties repossessed by Citizens Northern. At year-end 2008 it had total assets of $1.3 million.

Citizens Jessamine
On October 1, 2006, the Company acquired Citizens National Bancshares (“Citizens Bancshares”), the former one-bank holding company of Citizens Jessamine. Citizens Bancshares was subsequently merged into the Company, leaving Citizens Jessamine as a direct subsidiary of the Company. Citizens Jessamine, organized in 1996 as a national charter bank, was merged into United Bank on November 1, 2008.  Prior to the merger with United Bank, Citizens Jessamine was the largest bank chartered in Jessamine County, Kentucky with total assets of $218 million and total deposits of $149 million.

Nonbank Subsidiaries
FCB Services, organized in 1992, provides data processing services and support for the Company and its subsidiaries.  It is located in Frankfort, Kentucky. It also performs data processing services for nonaffiliated entities.  FCB Services had total assets of $4.0 million at December 31, 2008.

Kentucky General was incorporated in November 2004 and holds a 50% voting interest in KHL Holdings, LLC. Effective January 1, 2005 KHL Holdings, LLC purchased Kentucky Home Life Insurance Company (“KHL”). KHL writes credit life and health insurance in Kentucky. The remaining 50% voting interest in KHL Holdings, LLC is held by Hamburg Insurance, LLC, an otherwise unrelated company. Kentucky General had total assets of $2.3 million at December 31, 2008.

EKT was created in September 2008 to manage and liquidate certain real estate properties repossessed by the Company’s subsidiary banks. On December 31, 2008, EKT had total assets of $4.0 million.

Kentucky General Life was incorporated during 2000 to engage in insurance activities permitted by federal and state law.  This corporation has remained inactive since its inception.

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

FFKT Insurance was incorporated during 2005. It is a captive property and casualty insurance company insuring primarily deductible exposures and uncovered liability related to properties of the Company. It had total assets of $2.9 million at December 31, 2008.

Lending
A significant part of the Company’s operating activities include originating loans, approximately 83% of which are secured by real estate at December 31, 2008.  Real estate lending primarily includes loans secured by non-owner and owner-occupied one-to-four family residential properties as well as commercial real estate mortgage loans to developers and owners of other commercial real estate.  Real estate lending primarily includes both variable and adjustable rate products.  Loan rates on variable rate loans generally adjust upward or downward immediately based on changes in the loan’s index, normally prime rate as published in the Wall Street Journal.  Rates on adjustable rate loans move upward or downward after an initial fixed term of normally one, three, or five years. Rate adjustments on adjustable rate loans are made annually after the initial fixed term expires and are indexed primarily to shorter-term Treasury indexes.  Generally, variable and adjustable rate loans contain provisions that cap the amount of interest rate increases over the life of the loan of up to 600 basis points and lifetime floors of 100 basis points. In addition to the lifetime caps and floors on rate adjustments, loans secured by residential real estate typically contain provisions that limit annual increases at a maximum of 100 basis points. There is typically no annual limit applied to loans secured by commercial real estate.

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

Supervisory Authorities
The Company is a financial holding company, registered with and regulated by the Federal Reserve Board (“FRB”). All five of its subsidiary banks are Kentucky state-chartered banks. Three of the Company’s subsidiary banks are members of their regional Federal Reserve Bank. The Company and its subsidiary banks are subject to supervision, regulation and examination by the Federal Deposit

 Insurance Corporation (“FDIC”) and the Kentucky Office of Financial Institutions (“Kentucky Office”).  The regulatory authorities routinely examine the Company and its subsidiary banks to monitor their compliance with laws and regulations, financial condition, adequacy of capital and reserves, quality and documentation of loans, payment of dividends, adequacy of systems and controls, credit underwriting and asset liability management, and the establishment of branches. The Company and its subsidiary banks are required to file regular reports with the FRB, the FDIC and the Kentucky Office, as applicable.

Capital
The FRB, the FDIC, and the Kentucky Office require the Company and its subsidiary banks to meet certain ratios of capital to assets in order to conduct their activities. To be well-capitalized, the institutions must generally maintain a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 6% or greater, and a leverage ratio of 5% or better. For the purposes of these tests, Tier 1 Capital consists of common equity and related surplus, retained earnings, and a limited amount of qualifying preferred stock, less goodwill (net of certain deferred tax liabilities) and certain core deposit intangibles. Tier 2 Capital consists of non-qualifying preferred stock, certain types of debt and a limited amount of other items. Total Capital is the sum of Tier 1 and Tier 2 Capital.

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

Expansion and Activity Limitations
With prior regulatory approval, the Company may acquire other banks or bank holding companies and its subsidiaries may merge with other banks. Acquisitions of banks located in other states may be subject to certain deposit-percentage, age or other restrictions. In addition, as a financial holding company, the Company and its subsidiaries are permitted to acquire or engage in activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, broad insurance agency activities, merchant banking, and other activities that the FRB determines to be financial in nature or complementary to these activities. The Company has subsidiaries that engage in some of these additional activities, including insurance underwriting and distribution and other activities that are financial in nature. The FRB normally requires some form of notice or application to engage in or acquire companies engaged in such activities. Under the Bank Holding Company Act and Gramm-Leach-Bliley Act, the Company is generally prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in activities other than those referred to above.

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

Deposit Insurance
All of the Company’s subsidiary banks are members of the FDIC, and their deposits are insured by the FDIC’s Deposit Insurance Fund up to the amount permitted by law. The Company’s subsidiary banks are thus subject to FDIC deposit insurance assessments. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. Under the Federal Deposit Insurance Reform Act of 2005, which became law in 2006, the

Company received a one-time assessment credit of $1.2 million that can be applied against future premiums, subject to certain limitations. Based on the one-time assessment credit, the Company was not required to pay any deposit insurance premiums in 2006 and unused credits from 2006 limited the amount of deposit insurance premiums to $55 thousand for 2007. Lower credits remained to offset assessments for 2008, which was the primary factor in higher deposit insurance net assessments of $1.5 million. Financing Corporation (“FICO”) assessment costs were $227 thousand for 2008. FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 possessing assessment powers in addition to the FDIC. The FDIC acts as a collection agent for FICO, whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.

The Company’s participation in the FDIC’s Transaction Account Guarantee Program initiated during the fourth quarter of 2008 also contributed to an increase in deposit insurance premiums in the current period. More information about this program can be found under the heading “Temporary Liquidity Guarantee Program” that follows. During the fourth quarter of 2008 the FDIC increased the deposit insurance from generally $100 thousand for each separately insured depositor to $250 thousand effective until December 31, 2009.

In February 2009, the FDIC adopted a long-term deposit insurance fund (“DIF”) restoration plan as well as an additional emergency assessment for 2009. The restoration plan increases base assessment rates for banks in all risk categories with the goal of raising the DIF reserve ratio from its current .40% to 1.15% within seven years. Banks in the best risk category, which include the Company’s subsidiary banks, will pay initial base rates ranging from 12 to 16 basis points of assessable deposits beginning April 1, 2009, up from the initial base rate range of 12 to 14 basis points. Additionally, the FDIC approved an interim rule imposing a special emergency assessment to all financial institutions of 20 basis points of insured deposits as of June 30, 2009. The interim rule is subject to a 30-day comment period and in early March 2009 a proposal was introduced in Congress to lower the special emergency assessment to 10 basis points from the initial 20 basis points. The special emergency assessment is estimated to be $3.3 million for the Company as currently adopted under the 20 basis point rule and will be collected on September 30, 2009. The amount of the special emergency assessment would decrease to $1.6 million if the 10 basis point scenario is adopted. The FDIC is also permitted to impose an emergency special assessment after June 30, 2009 of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance. The increase in assessments by the FDIC could have a material adverse effect on the Company’s earnings.

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

Participation in the Capital Purchase Program (“CPP”) beginning in the first quarter of 2009 includes certain restrictions on the Company’s ability to pay dividends to its common shareholders. The Company is unable to declare dividend payments on shares of its common stock if it is in arrears on the dividends on its Series A Preferred Stock issued in connection with its participation in the CPP. Additionally, until January 9, 2012 the Company must have approval from the U.S. Treasury (“Treasury”) before it can increase dividends on its common stock above the last quarterly cash dividend per share it declared prior to October 14, 2008, which was $.33 per share. This restriction no longer applies if all of the Series A Preferred Stock has been redeemed by the Company or transferred by the Treasury. Additional information about the CPP can be found under the caption titled “Emergency Economic Stabilization Act of 2008 (“EESA”)" that follows.

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

Emergency Economic Stabilization Act of 2008 (“EESA”). EESA was signed into law by the President on October 3, 2008 as a measure to stabilize and provide liquidity to the U.S. financial markets. Under EESA, the Troubled Asset Relief Program (“TARP”) was created. TARP granted the Treasury authority to, among other things, invest in financial institutions and purchase troubled assets in an aggregate amount up to $700 billion.

In connection with TARP, the CPP was launched on October 14, 2008. Under the CPP, the Treasury announced a plan to use up to $250 billion of TARP funds to purchase equity stakes in certain eligible financial institutions, including the Company. The Company was preliminarily approved for $30 million of equity capital in December 2008 with the transaction closing in January 2009. In the transaction, the Company issued 30 thousand shares of fixed-rate cumulative perpetual preferred stock to the Treasury. The Company must pay a 5% cumulative dividend during the first five years the preferred shares are outstanding, resetting to 9% thereafter if not redeemed, and includes certain restrictions on dividend payments of lower ranking equity. Under original terms, the Company could not redeem the preferred shares during the first three years after issuance except with the proceeds from a qualified equity offering as defined in the agreement. Subsequent regulations from Treasury allow CPP participants to now redeem the preferred shares at any time. As conditions relating to CPP evolve, Treasury will likely issue additional regulations as permitted under the program.

As required by the CPP, the Company also issued warrants to the Treasury to purchase common shares equal to 15% of the value of the preferred stock, with the number of warrants and exercise price determined based on the 20-day average closing price of the common shares ending on the day prior to preliminary approval. The warrants allow the U.S. Treasury to purchase 223,992 shares of Company common stock at an exercise price of $20.09 per share. Both the preferred shares and warrants will be accounted for as additions to the Company’s regulatory capital. On a December 31, 2008 pro forma basis, the additional capital from the CPP increased the Company’s Tier 1 capital ratio by approximately 210 basis points to 13.4% from 11.3%.

Temporary Liquidity Guarantee Program (“TLGP”). The TLGP consists of two separate programs implemented by the FDIC in October 2008. This includes the Debt Guarantee Program (“DGP”) and the Transaction Account Guarantee Program (“TAGP”). These programs were initially provided at no cost to participants during the first 30 days. Eligible institutions that do not “opt out” of either of these programs become participants by default and will incur the fees assessed for taking part.

Under the DGP, the FDIC will guarantee senior unsecured debt issued on or after October 14, 2008 through June 30, 2009 up to certain limits by participating entities. The FDIC will provide guarantee coverage for debt issued between those dates until the earlier of the maturity date of the debt or June 30, 2012. The Company chose to opt out of the DGP.

Under the TAGP, the FDIC guarantees 100% of certain noninterest bearing transaction accounts up to any amount to participating FDIC insured institutions. The unlimited coverage is applicable until December 31, 2009. The Company opted to participate in the TAGP; as such, it will incur an additional quarterly-assessed 10 basis point fee on balances in noninterest bearing transaction accounts exceeding the recently increased $250 thousand deposit limit that became effective on November 13, 2008. The previous deposit insurance limit amount was $100 thousand.

References under the caption “Supervision and Regulation” to applicable statutes and regulations are brief summaries of portions thereof which do not purport to be complete and which are qualified in their entirety by reference thereto.

Competition
The Company and its subsidiaries face vigorous competition for banking services from various types of businesses other than commercial banks and savings and loan associations.  These include, but are not limited to, credit unions, mortgage lenders, finance companies, insurance companies, stock and bond brokers, financial planning firms, and department stores which compete for one or more lines of banking business.  The Company also competes for commercial and retail business not only with banks in Central and Northern Kentucky, but with banking organizations from Ohio, Indiana, Tennessee, Pennsylvania, and North Carolina which have banking subsidiaries located in Kentucky.  These competing businesses may possess greater resources and offer a greater number of branch locations, higher lending limits, and may offer other services not provided by the Company. In addition, the Company’s competitors that are not depository institutions are generally not subject to the extensive regulations that apply to the Company and its subsidiary banks. The Company has attempted to offset some of the advantages of its competitors by arranging participations with other banks for loans above its legal lending limits, expanding into additional markets and product lines, and entering into third party arrangements to better compete for its targeted customer base. Competition from other providers of financial services may reduce or limit the Company’s profitability and market share.

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

Employees
As of December 31, 2008, the Company and its subsidiaries had 579 full-time equivalent employees. Employees are provided with a variety of employee benefits. A salary savings plan, group life insurance, hospitalization, dental, and major medical insurance along with postretirement health insurance benefits are available to eligible personnel.  Employees are not represented by a union. Management and employee relations are good.

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

If any of the following risks actually occur, the Company’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the market price of the Company’s common stock could decline significantly, and shareholders could lose all or part of their investment.

The current economic environment exposes the Company to higher credit losses and expenses and may result in lower earnings or increase the likelihood of losses
Although the Company remains well-capitalized, it is operating in a very challenging and uncertain economic environment. Financial institutions, including the Company, are being adversely effected by harsh economic conditions that have impacted not only local markets, but on a national and global scale. Substantial deterioration in real estate and other financial markets have and may continue to adversely impact the Company’s financial performance. Continuing declines in real estate values and home sales volumes, along with job losses and other economic stresses can decrease the value of collateral securing loans extended to borrowers, particularly that of real estate loans. Lower values of real estate securing loans may make it more difficult for the Company to recover amounts it is owed in event of default by a borrower.

The current economic conditions may result in a higher degree of financial stress on the Company’s borrowers and their customers which could impair the Company’s ability to collect payments on loans, potentially increasing loan delinquencies, nonperforming assets, foreclosures, and higher losses. Current market forces have and may in the future cause the value of investment securities or other assets held by the Company to deteriorate, resulting in impairment charges, higher losses, and lower regulatory capital levels.

Current levels of market volatility are unprecedented which could adversely impact the Company’s results of operations, liquidity position, and access to additional capital
The capital and credit markets have experienced heavy volatility and disruptions during the current year, with unprecedented levels of volatility and disruptions taking place over the last few months. In some cases, markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current market disruptions and volatility continue or worsen, there can be no assurance that the Company will not experience a material adverse effect on its results of operations and liquidity position or on its ability to access additional capital.

There can be no assurance that recently enacted legislation and regulatory initiatives will help stabilize the U.S. financial system
EESA was signed into law by the President on October 3, 2008 as a measure to stabilize and provide liquidity to the U.S. financial markets. This legislation provides broad authority to the U.S. Treasury to invest directly in qualifying financial institutions, increase FDIC deposit insurance coverage to $250 thousand for interest bearing accounts, and other significant regulatory authority designed to strengthen U.S. financial markets. There can be no assurance, however, that any of the recently enacted legislation or regulatory initiatives or the Company’s participation in such programs will have the desired effect. The failure of EESA, FDIC, or other U.S. government initiatives to stabilize the U.S. financial system and a continuing or worsening of financial market conditions could have a material adverse effect on the Company results of operations, financial condition, or access to credit.

Risks associated with unpredictable economic and political conditions may be amplified as a result of limited market area
Commercial banks and other financial institutions, including the Company, are affected by economic and political conditions, both domestic and international, and by governmental monetary policies. Conditions such as inflation, value of the dollar, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond the Company’s control may adversely affect profitability. In addition, almost all of the Company’s primary business area is located in Central and Northern Kentucky. A significant downturn in this regional economy may result in, among other things, deterioration in the Company’s credit quality or a reduced demand for credit and may harm the financial stability of the Company’s customers. Due to the Company’s regional market area, these negative conditions may have a more noticeable affect on the Company than would be experienced by an institution with a larger, more diverse market area.

Participation in the U. S. Treasury’s Capital Purchase Program restricts the Company’s ability to declare or pay dividends and repurchase Company stock
On January 9, 2009, the Company sold directly to the Treasury for the aggregate consideration of $30 million (1) 30,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value and liquidation preference $1,000 per share (the “Series A Preferred Stock”) and (2) a warrant (the “Warrant”) to purchase 223,992 shares of Company common stock.  The securities were issued pursuant to a letter agreement dated January 9, 2009 and the Securities Purchase Agreement – Standard Terms attached thereto between the Company and the Treasury (collectively, the “Purchase Agreement”).  Pursuant to the terms of the Purchase Agreement, the Company’s ability to declare or pay dividends on any of its stock is limited.  Specifically, the Company is unable to declare dividend payments on shares of common or junior preferred stock if it is in arrears on the dividends on the Series A Preferred Stock.  Similarly, dividends on preferred stock that has the same liquidation and distribution preference as the Series A Preferred Stock may only receive dividends pro rata with the Series A Preferred Stock during any period in which dividends on the Series A Preferred Stock are in arrears.  Further, until January 9, 2012, the Company must have the Treasury’s approval before it can increase dividends on its common stock above the amount of the last quarterly cash dividend per share the Company declared prior to October 14, 2008.  This restriction no longer applies if all the Series A Preferred Stock has been redeemed by the Company or transferred by the Treasury.  In addition, the Company’s ability to repurchase its shares is restricted.  Until January 9, 2012, the Company generally must have the Treasury’s approval before it may repurchase any of its shares of common stock, unless all of the Series A Preferred Stock has been redeemed by the Company or transferred by the Treasury.

The Company’s status as a holding company makes it dependent on dividends from its subsidiaries to meet its obligations
The Company is a financial holding company operating in a highly regulated industry that conducts almost all of its operations through its subsidiaries. The Company does not have any significant assets other than cash, company-owned life insurance and the stock of its subsidiaries. Ordinarily, the Company depends primarily on dividends from its subsidiaries to meet its obligations and obtain revenue. The Company’s right to participate in any distribution of earnings or assets of its subsidiaries is subject to the prior claims of creditors of such subsidiaries. Under federal and state law, the Company’s bank subsidiaries are limited in the amount of dividends they may pay to the Company without prior regulatory approval. Also, bank regulators have the authority to prohibit the subsidiary banks from paying dividends if the bank regulators determine the payment would be an unsafe and unsound banking practice. However, due to its participation in the CPP the Company does not anticipate collecting dividends from its bank subsidiaries during 2009. This will effectively increase capital at the bank subsidiary level as greater levels of earnings are retained.

Interest rate volatility could significantly harm the Company’s business
The Company’s results of operations are affected by the monetary and fiscal policies of the federal government and the regulatory policies of governmental authorities. A significant component of the Company’s earnings is its net interest income, which is the difference between the income from interest-earning assets, such as loans, and the expense of interest-bearing liabilities, such as deposits. A change in market interest rates could adversely affect the Company’s earnings if market interest rates change such that the interest the Company pays on deposits and borrowings increases faster than the interest they collect on loans and investments; or, alternatively, since current market interest rates are at historically low levels there is risk that interest rates earned on earning assets will decline faster than those rates paid on interest paying liabilities. Consequently, the Company, along with other financial institutions generally, is sensitive to interest rate fluctuations. In addition, it is increasingly common for competitors of the Company to pay rates on deposits that are much higher than normal market rates in an effort to attract deposits as a result of increased liquidity concerns stemming from current economic conditions.

The Company’s results of operations are significantly affected by the ability of its borrowers to repay their loans
Lending money is an essential part of the banking business. However, borrowers do not always repay their loans. The risk of non-payment is affected by:

•	unanticipated declines in borrower income or cash flow;

•	changes in economic and industry conditions;

•	the duration of the loan; and

•	in the case of a collateralized loan, uncertainties as to the future value of the collateral.

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

Combining a newly acquired bank or other business entity with the Company’s network of banks may be more difficult, costly or time-consuming than expected
The Company has generally operated newly acquired banks as independent bank subsidiaries within the network of the Company’s existing banking subsidiaries. Combining newly acquired banks or other entities within this network usually involves converting certain data processing functions from their current format, changing some of the policies and procedures in place, and other integration issues.  It is possible that integration processes could result in the loss of key employees or disruption of each company’s ongoing business or inconsistencies in standards, procedures and policies that would adversely affect the Company’s ability to maintain relationships with clients and employees or to achieve the anticipated benefits of a merger. If difficulties with the integration processes occur, we might not achieve the economic benefits we expect resulting from an acquisition. As with any merger of banking institutions, there also may be business disruptions that cause a newly acquired bank to lose customers or cause customers to take their deposits out of the bank and move their business to other financial institutions.

Inability to hire or retain certain key professionals, management and staff could adversely affect revenues and net income
The Company relies on key personnel to manage and operate its business, including major revenue generating functions such as its loan and deposit portfolios. The loss of key staff may adversely affect the Company’s ability to maintain and manage these portfolios effectively, which could negatively affect our revenues. In addition, loss of key personnel could result in increased recruiting and hiring expenses, which could cause a decrease in our net income.

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

Unless otherwise indicated, the properties listed below are owned by the Company and its subsidiaries as of December 31, 2008.

Corporate Headquarters
202 – 208 W. Main Street, Frankfort, KY

Banking Offices
125 W. Main Street, Frankfort, KY
555 Versailles Road, Frankfort, KY
1401 Louisville Road, Frankfort, KY
154 Versailles Road, Frankfort, KY
1301 US 127 South, Frankfort, KY (leased)
200 E. Main Street, Georgetown, KY
100 Farmers Bank Drive, Georgetown, KY (leased)
100 N. Bradford Lane, Georgetown, KY
3285 Main Street, Stamping Ground, KY
2509 Sir Barton Way, Lexington, KY (leased)
548 Lewis Hargett, Suite 150, Lexington, KY (administrative offices)
333 W. Vine Street, Suite 102, Lexington, KY (leased)
3098 Harrodsburg Road, Lexington, KY (leased)
100 United Bank Drive, Versailles, KY
Locust & Green Streets, Versailles, KY
206 N. Gratz, Midway, KY
128 S. Main Street, Lawrenceburg, KY
West Park Shopping Center, US 127 Bypass, Lawrenceburg, KY
838 N. College Street, Harrodsburg, KY
1035 Ben Ali Drive, Danville, KY (leased)
425 W. Dixie Avenue, Elizabethtown, KY
3030 Ring Road, Elizabethtown, KY
111 Towne Drive (Kroger Store) Elizabethtown, KY (leased)
645 S. Dixie Blvd., Radcliff, KY
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

Item 3. Legal Proceedings

As of December 31, 2008, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted.  Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material adverse effect upon the consolidated financial statements of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

At various times, the Company’s Board of Directors has authorized the purchase shares of the Company’s outstanding common stock.  No stated expiration dates have been established under any of the previous authorizations. There were no shares of common stock repurchased by the Company during the quarter ended December 31, 2008. The maximum number of shares that may still be purchased under previously announced repurchase plans is 84,971.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$160
$140
$120
$100
$80
$60
$40
$20
$0
12/03
12/04
12/05
12/06
12/07
12/08
Farmers Capital Bank Corporation
NASDAQ Composite
Southeastern Banks Under 1 Billion Market-Capitalization

*$100 invested on 12/31/03 in stock & index-including reinvestment of dividends.
Fiscal year ending December 31.

	2003	2004	2005	2006	2007	2008
Farmers Capital Bank Corporation	$100.00	$125.80	$97.65	$114.88	$95.02	$90.48
NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47
Southeastern Banks Under 1 Billion Market Capitalization	100.00	118.02	118.12	137.21	102.03	91.79

Corporate Address
The headquarters of Farmers Capital Bank Corporation is located at:
202 West Main Street
Frankfort, Kentucky 40601

Direct correspondence to:
Farmers Capital Bank Corporation
P.O. Box 309
Frankfort, Kentucky 40602-0309
Phone: (502) 227-1668
www.farmerscapital.com

Annual Meeting
The annual meeting of shareholders of Farmers Capital Bank Corporation will be held Tuesday, May 12, 2009 at 11:00 a.m. at the main office of Farmers Bank & Capital Trust Co., Frankfort, Kentucky.

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
(502) 589-4000

The Transfer Agent and Registrar for Farmers Capital Bank Corporation is American Stock Transfer & Trust Company.

American Stock Transfer & Trust Company
Shareholder Relations
59 Maiden Lane - Plaza Level
New York, NY 10038
PH: (800) 937-5449
Fax: (718) 236-2641
Email: Info@amstock.com
Website: www.amstock.com

Additional information is set forth under the captions “Shareholder Information” and “Stock Prices” on pages 41 and 42 under Part II, Item 7 and Note 18 “Regulatory Matters”, in the notes to the Company's 2008 audited consolidated financial statements on pages 70 and 71 of this Form 10-K and is hereby incorporated by reference.

Item 6. Selected Financial Data

Selected Financial Highlights

December 31, (In thousands, except per share data)	2008	2007	2006	2005	2004
Results of Operations
Interest income	$113,920	$114,257	$92,340	$65,651	$55,296
Interest expense	55,130	56,039	41,432	24,409	16,729
Net interest income	58,790	58,218	50,908	41,242	38,567
Provision for loan losses	5,321	3,638	965	622	856
Noninterest income	9,810	24,157	20,459	19,867	17,164
Noninterest expense	60,098	58,823	53,377	42,164	38,812
Income from continuing operations	4,395	15,627	13,665	14,532	13,064
Income from discontinued operations[1]			7,707	1,240	328
Net income	4,395	15,627	21,372	15,772	13,392
Per Share Data
Basic:
Income from continuing operations	$.60	$2.03	$1.82	$2.13	$1.94
Net income	.60	2.03	2.85	2.31	1.99
Diluted:
Income from continuing operations	.60	2.03	1.82	2.12	1.93
Net income	.60	2.03	2.84	2.30	1.98
Cash dividends declared	1.32	1.32	1.43	1.32	1.32
Book value	22.87	22.82	22.43	20.87	19.38
Selected Ratios
Percentage of income from continuing operations to:
Average shareholders’ equity (ROE)	2.62%	8.88%	8.49%	10.81%	10.21%
Average total assets[2] (ROA)	.21	.83	.85	1.10	1.07
Percentage of dividends declared to income from continuing operations	220.96	64.52	78.89	61.67	68.10
Percentage of average shareholders’ equity to average total assets[2]	7.86	9.33	10.04	10.19	10.45
Total shareholders’ equity	$168,296	$168,491	$177,063	$154,236	$131,450
Total assets	2,202,167	2,068,247	1,825,108	1,673,943	1,399,896
Other term borrowings and notes payable	335,661	316,309	87,992	75,291	51,265
Weighted Average Shares Outstanding
Basic	7,357	7,706	7,511	6,831	6,737
Diluted	7,357	7,706	7,526	6,864	6,780

1Includes gain on disposals of $6,417 during 2006.
2Excludes assets of discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Glossary of Financial Terms
Allowance for loan losses
A valuation allowance to offset credit losses specifically identified in the loan portfolio, as well as management’s best estimate of probable incurred losses in the remainder of the portfolio at the balance sheet date.  Management estimates the allowance balance required using past loan loss experience, an assessment of the financial condition of individual borrowers, a determination of the value and adequacy of underlying collateral, the condition of the local economy, an analysis of the levels and trends of the loan portfolio, and a review of delinquent and classified loans. Actual losses could differ significantly from the amounts estimated by management.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following pages present management’s discussion and analysis of the consolidated financial condition and results of operations of Farmers Capital Bank Corporation (the “Company” or “Parent Company”), a financial holding company, and its bank and nonbank subsidiaries. Bank subsidiaries include Farmers Bank & Capital Trust Co. (“Farmers Bank”) in Frankfort, KY and its significant wholly-owned subsidiaries Leasing One Corporation (“Leasing One”) and Farmers Capital Insurance Corporation (“Farmers Insurance”). Leasing One is a commercial leasing company in Frankfort, KY and Farmers Insurance is an insurance agency in Frankfort, KY; First Citizens Bank in Elizabethtown, KY (“First Citizens”); United Bank & Trust Co. in Versailles, KY which, during 2008, was the surviving company after the merger with two sister companies of Farmers Bank and Trust Company (“Farmers Georgetown”) and Citizens Bank of Jessamine County (“Citizens Jessamine”); The Lawrenceburg Bank and Trust Company in Lawrenceburg, KY; Kentucky Banking Centers, Inc. in Glasgow, KY (“KBC”), which was sold during 2006; and Citizens Bank of Northern Kentucky, Inc. in Newport, KY (“Citizens Northern”).

The Company has four active nonbank subsidiaries, FCB Services, Inc. (“FCB Services”), Kentucky General Holdings, LLC (“Kentucky General”), FFKT Insurance Services, Inc. (“FFKT Insurance”), and EKT Properties, Inc. (“EKT”). FCB Services is a data processing subsidiary located in Frankfort, KY that provides services to the Company’s banks as well as unaffiliated entities. Kentucky General holds a 50% voting interest in KHL Holdings, LLC, which is the parent company of Kentucky Home Life Insurance Company. FFKT Insurance is a captive property and casualty insurance company insuring primarily deductible exposures and uncovered liability related to properties of the Company. EKT was created in 2008 to manage and liquidate certain real estate properties repossessed by the Company. In addition, the Company has three subsidiaries organized as Delaware statutory trusts that are not consolidated into its financial statements. These trusts were formed for the purpose of issuing trust preferred securities.

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

Discontinued Operations
In June 2006, the Company announced that it had entered into a definitive agreement to sell KBC, its former wholly-owned subsidiary based in Glasgow, Kentucky.  In addition, Farmers Georgetown entered into a definitive agreement during August 2006 to sell its Owingsville and Sharpsburg branches in Bath County (the “Branches”).  These sales were completed during the fourth quarter of 2006. Results prior to 2006 included herein have been reclassified to conform to the 2006 presentation which displays the operating results of KBC and the Branches as discontinued operations. These reclassifications had no effect on net income or shareholders’ equity.

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

The most significant accounting policies followed by the Company are presented in Note 1 of the Company’s 2008 audited consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this management’s discussion and analysis of financial condition and results of operations, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and accounting for business acquisitions to be the accounting areas that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

The allowance for loan losses represents credit losses specifically identified in the loan portfolio, as well as management's estimate of probable incurred credit losses in the loan portfolio at the balance sheet date. Determining the amount of the allowance for loan losses and the related provision for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset group on the consolidated balance sheets. Additional information related to the allowance for loan losses that describes the methodology and risk factors can be found under the captions “Asset Quality” and “Nonperforming Assets” in this management’s discussion and analysis of financial condition and results of operation, as well as Notes 1 and 5 of the Company’s 2008 audited consolidated financial statements.

Prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 141(R) effective January 1, 2009, the Company accounted for business acquisitions as purchases in accordance with SFAS No. 141. Under SFAS No. 141 the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value. The excess of the purchase price over estimated fair value of the net identifiable assets is allocated to goodwill. The Company engages third-party appraisal firms to assist in determining the fair values of certain assets acquired and liabilities assumed. Determining fair value of assets and liabilities requires many assumptions and estimates. These estimates and assumptions are sometimes refined subsequent to the initial recording of the transaction with adjustments to goodwill as information is gathered and final appraisals are completed. The changes in these estimates could impact the amount of tangible and intangible assets (including goodwill) and liabilities ultimately recorded on the Company’s balance sheet as a result of an acquisition, and could impact the Company’s operating results subsequent to such acquisition. The Company believes that its estimates have been materially accurate in the past.

EXECUTIVE LEVEL OVERVIEW

The Company offers a variety of financial products and services at its 37 banking locations in 23 communities throughout Central and Northern Kentucky. The most significant products and services include consumer and commercial lending and leasing, receiving deposits, providing trust services, and offering other traditional banking products and services. The primary goals of the Company are to continually improve profitability and shareholder value, maintain a strong capital position, provide excellent service to our customers through our community banking structure, and to provide a challenging and rewarding work environment for our employees.

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

In assessing the Company’s financial performance in this report, the following items of note should be considered:

•
The overall economic environment that began to show signs of weakness during 2007 deteriorated significantly in 2008, particularly in the third and fourth quarters. Financial markets experienced widespread illiquidity and unprecedented levels of volatility. Slower economic growth (including negative GDP growth in the third and fourth quarters), declines in credit availability, lower consumer confidence, increasing unemployment rates, and lower corporate earnings all contributed to significant economic challenges for the Company in 2008. As a result of the unprecedented market conditions, U.S. government agencies, including the U.S. Department of Treasury (“Treasury”), the Federal Reserve Board, and others, has intervened by enacting broad legislation and regulatory initiatives attempting to stabilize the U.S. financial system. Efforts include injecting hundreds of billions of dollars into banks and other financial services firms, lowering overnight targeted interest rates to near zero percent, increasing deposit insurance coverage, and guaranteeing certain debt, among other actions.

•
Housing market declines, falling home prices, increasing foreclosures, and higher unemployment have negatively impacted the credit quality and certain collateral values of the Company’s real estate loan portfolio, particularly in real estate development. This has resulted in higher nonperforming assets and charge-offs and negatively impacted net interest margin.

•
Extreme market conditions and its placement into conservatorship led to a $14.0 million pre-tax impairment charge during the third quarter of the Company’s aggregate investment in Federal National Mortgage Association (“Fannie”) and Federal Home Loan Mortgage Corporation (“Freddie”, collectively referred to as “GSE’s”) preferred stocks. The Company subsequently sold its entire GSE holdings during the fourth quarter and recorded an additional $766 thousand pre-tax loss.

•
During the fourth quarter, the Company received preliminary approval from the Treasury to receive $30 million of equity capital via the Treasury’s Capital Purchase Program (“CPP”). Participation in the CPP will increase the Company’s regulatory capital ratios, which are already in excess of the “well capitalized” category, by approximately 200 basis points. The transaction closed in the first quarter of 2009.

RESULTS OF OPERATIONS

The Company reported net income of $4.4 million or $.60 per share for the twelve months ended December 31, 2008, a decrease of $11.2 million or $1.43 per share compared to $15.6 million or $2.03 per share reported for the same twelve months a year earlier. The results of the current year are driven mainly by a $14.7 million aggregate loss ($9.7 million after tax) on the Company’s investments in preferred stock of Fannie and Freddie. The Company recorded a non-cash other-than-temporary impairment (“OTTI”) charge of $14.0 million related to the GSE’s in the third quarter following a sharp decline in value after the announcement that the GSE’s were suspending dividend payments and being placed into conservatorship by the Federal Housing Finance Agency. The rating agencies also downgraded the preferred stocks of the GSE’s to below investment grade. The Company had $1.1 million market value in GSE preferred stock following the impairment charge at September 30, 2008 and subsequently sold its entire holdings during the fourth quarter for a loss of $766 thousand.

Other significant factors impacting net income in the yearly comparison include the following:

▪
Net interest income increased $572 thousand or 1.0% as a result of a $909 thousand or 1.6% decrease in interest expense that outpaced a $337 thousand or .3% decrease in interest income. Net interest income for 2008 was helped by an additional $3.1 million attributed to the Company’s leverage transaction that occurred during the fourth quarter of 2007.

▪
The provision for loan losses increased $1.7 million or 46.3% as the Company increased its allowance for loan losses as a result of continued credit deterioration. The allowance for loan losses was 1.28% of net loans at year-end 2008, up from 1.10% a year earlier.

▪	Excluding investment securities related transactions, noninterest income was relatively flat at $23.9 million for the current year compared to $24.2 million a year earlier.

▪
Noninterest expenses increased $1.3 million or 2.2%. Lower salary and benefit expenses of $1.2 million attributed mainly to lower benefit costs were offset by higher net other expenses of $2.5 million. Higher expenses occurred across a broad range of line items, led by increases in FDIC deposit insurance premiums and Financing Corporation (“FICO”) assessments of $812 thousand, higher net expenses related to properties acquired through foreclosure of $761 thousand, and data processing and communication expenses of $653 thousand.

▪
Income tax benefit was $1.2 million for the current twelve months compared to income tax expense of $4.3 million in the prior year. The income tax benefit recorded in the current year is due mainly to the impact of the losses associated with the GSE preferred stock investments in the third and fourth quarters of 2008.

Return on assets (“ROA”) was .21% in 2008, a decrease of 62 basis points from .83% for the prior year-end. The OTTI write-down and net interest margin contributed 65 basis points and 39 basis points, respectively to lower ROA in the comparison. These negative effects were partially offset by 31 basis points lower noninterest expenses as a percentage of average assets and a benefit of 30 basis points attributed to income taxes. The return on equity (“ROE”) decreased 626 basis points to 2.62% compared to 8.88% in the prior year. The lower ROE is mainly a result of the $11.2 million or 72% decline in net income that was influenced heavily by the OTTI write-down.

Interest Income
Interest income results from interest earned on earning assets, which primarily include loans and investment securities. Interest income is affected by volume (average balance), composition of earning assets, and the related rates earned on those assets. Total interest income for 2008 was $114 million, a slight decrease of $337 thousand or .3% from the previous year driven primarily by lower average rates earned in a lower overall interest rate environment. Interest from investment securities was up $10.3 million in the yearly comparison, nearly offsetting an interest decrease from loans of $8.3 million or 8.8% and temporary investments of $2.1 million or 64.0%. The Company’s tax equivalent yield on earning assets for the current year was 6.2%, a decrease of 83 basis points compared to 7.0% for the same period a year ago.

Interest on taxable investment securities was $22.9 million for 2008, an increase of $10.3 million or 81.3% compared to $12.6 million a year ago. The increase is primarily driven by volume related to the Company’s $200 million balance sheet leverage transaction that occurred during the fourth quarter of 2007. This transaction added $11.9 million to interest income on taxable investment securities in the current year compared to $1.5 million a year ago as the transaction occurred near the end of  2007.

Interest and fees earned on loans was $86.6 million for 2008, a decrease of $8.3 million or 8.8% compared to $94.9 million a year earlier. The decline in interest and fees on loans is due to a 94 basis point lower average rate earned, which more than offset a $52.0 million or 4.2% rise in average loans outstanding in the comparable period. New loans and variable rate loans adjusting during the current year have generally repriced downward as the average interest rate earned has declined. The tax equivalent yield on loans was 6.7% for 2008 compared to 7.7% for 2007.

Interest Expense
Interest expense results from incurring interest on interest bearing liabilities, which primarily include interest bearing deposits, federal funds purchased, securities sold under agreements to repurchase, and other short and long-term borrowed funds. Interest expense is affected by volume, composition of interest bearing liabilities, and the related rates paid on those liabilities. Total interest expense was $55.1 million for 2008, a decrease of $909 thousand or 1.63% compared to $56.0 million for the prior year. Interest expense decreased mainly as a result of a lower average rate paid on interest bearing liabilities in an overall lower interest rate environment. Interest expense on deposit accounts and short-term borrowings declined $6.1 million or 13.5% and $2.7 million or 60.4%, respectively. These declines offset higher interest expense related to long-term borrowings of $7.9 million. The Company’s average cost of funds was 3.2% for 2008, a decrease of 59 basis points from 3.8% for 2007.  The decrease in the average cost of funds was representative of rate declines throughout much of the deposit portfolio and borrowed funds. The average rate paid on time deposits, the largest component of interest bearing liabilities, declined 58 basis points to 4.3% from 4.8% a year earlier.

The $6.1 million decrease in interest expense on deposits was led by a $2.4 million or 6.7% decrease related to time deposits. Interest expense on interest bearing demand and savings deposits were $1.9 million or 51.0% and $1.8 million or 34.0% lower in the current year compared to a year earlier. Overall, average interest bearing deposits increased $59.2 million or 4.7%, led by higher average time deposits of $44.6 million or 6.0%. Total interest expense on deposits decreased $6.1 million mainly as a result of a 63 basis point lower average rate paid on interest bearing deposits of 3.0% for 2008 compared to 3.6% for 2007. The 63 basis point lower average rate paid on interest bearing deposits more than offset the $59.2 million higher average balance outstanding.

The $2.7 million decrease in interest expense on short-term borrowings is due mainly to a lower average rate paid of 243 basis points and, to a lesser degree, a $16.0 million lower average balance outstanding. Interest expense on long-term borrowings increased mainly due to the Company’s $200 million balance sheet leverage transaction that occurred during the fourth quarter of 2007. This transaction added $8.5 million to interest expense in 2008, $8.0 million of which is attributed to long-term borrowings. The transaction added $1.1 million of total interest expense during the prior year as the transaction occurred near the end of 2007.

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

Tax equivalent net interest income was $61.1 million for 2008, an increase of $585 thousand or 1.0% compared to $60.5 million for 2007. The net interest margin was 3.3%, a decrease of 39 basis points from 3.6% in the prior year. Net interest spread accounted for 24 basis points of the lower net interest margin and was 3.0% for 2008 compared to 3.2% a year earlier. The impact of noninterest bearing sources of funds negatively impacted net interest margin by an additional 15 basis points in the comparison.  The effect of noninterest bearing sources of funds on net interest margin typically decreases as the average cost of funds declines.

During 2008, the Company’s tax equivalent yield on total earning assets was 6.2%, down 83 basis points from 7.0% for 2007. The average cost of funds was 3.2%, a decrease of 59 basis points compared to 3.8% for 2007. This resulted in a net interest spread of 3.0% and 3.2% for year-ends 2008 and 2007 as indicated above. Although the overall yield on earning assets decreased more than the overall decrease in the average cost of funds, net interest income increased mainly because of the $200 million leverage transaction the Company entered into during the fourth quarter of 2007.

The Company remains proactive in management of the rate sensitive components of both its assets and liabilities in a volatile market environment. This task continues to be challenging and has been even more difficult following the extreme market disruptions and economic downturn in 2008. Competition in the Company’s market areas continues to be intense. The overall interest rate environment remains low by historical measures. After gradual increases in the targeted short-term federal funds rate during 2005 and 2006, the Fed began lowering this rate toward the end of 2007 as weakening economic conditions began to mount and credit markets began to tighten. The federal funds rate, which peaked during 2007 at 5.25%, was dropped sharply near the beginning of 2008 and by year-end 2008 stood at near zero percent.

The prime interest rate, which has a significant impact on the Company’s interest income on loans, moved in a manner similar to that of the federal funds rate. The prime rate ended 2008 at 3.25%, falling 400 basis points from 7.25% at year-end 2007. Predicting the movement of future interest rates is uncertain. During 2008, the average rates for two of the most significant components of net interest income for the Company, loans and time deposits, both declined. As previously noted, the average rate earned on the Company’s loan portfolio declined 94 basis points to 6.7% during 2008. The average rate paid on time deposits decreased 58 basis points to 4.3% in the year-to-year comparison. Should interest rates on the Company’s earning assets and interest paying liabilities reprice lower, the Company’s yield on earning assets could potentially decrease faster than its cost of funds. Should interest rates reprice higher, the Company’s cost of funds may also increase and could continue to increase faster than the yields on earning assets, resulting in a lower net interest margin.

Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential

Years Ended December 31,	2008			2007			2006
	Average		Average	Average		Average	Average		Average
(In thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Investment securities
Taxable	$425,206	$22,894	5.38%	$253,423	$12,627	4.98%	$212,357	$9,025	4.25%
Nontaxable[1]	86,784	4,653	5.36	88,501	4,794	5.42	91,413	5,278	5.77
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	65,477	1,199	1.83	70,062	3,333	4.76	62,378	2,355	3.78
Loans [1,2,3]	1,302,394	87,509	6.72	1,250,423	95,825	7.66	1,051,002	77,836	7.41
Total earning assets	1,879,861	$116,255	6.18%	1,662,409	$116,579	7.01%	1,417,150	$94,494	6.67%
Allowance for loan losses	(14,757)			(11,486)			(11,094)
Total earning assets, net of allowance for loan losses	1,865,104			1,650,923			1,406,056
Nonearning Assets
Cash and due from banks	72,373			78,810			77,509
Premises and equipment, net	40,649			38,860			32,029
Other assets	159,228			117,459			88,044
Assets of discontinued operations							129,827
Total assets	$2,137,354			$1,886,052			$1,733,465
Interest Bearing Liabilities
Deposits
Interest bearing demand	$256,129	$1,805	.70%	$258,992	$3,684	1.42%	$260,417	$3,774	1.45%
Savings	261,692	3,499	1.34	244,299	5,299	2.17	212,948	4,437	2.08
Time	793,561	33,741	4.25	748,939	36,174	4.83	587,047	24,343	4.15
Federal funds purchased and other short-term borrowings	81,180	1,785	2.20	97,192	4,504	4.63	97,489	4,676	4.80
Securities sold under agreements to repurchase and other long-term borrowings	330,468	14,300	4.33	127,277	6,378	5.01	79,472	4,202	5.29
Total interest bearing liabilities	1,723,030	$55,130	3.20%	1,476,699	$56,039	3.79%	1,237,373	$41,432	3.35%
Noninterest Bearing Liabilities
Commonwealth of Kentucky deposits	37,025			37,119			38,627
Other demand deposits	177,347			177,304			157,355
Other liabilities	31,952			19,009			7,705
Liabilities of discontinued operations							131,437
Total liabilities	1,969,354			1,710,131			1,572,497
Shareholders’ equity	168,000			175,921			160,968
Total liabilities and shareholders’ equity	$2,137,354			$1,886,052			$1,733,465
Net interest income		61,125			60,540			53,062
TE basis adjustment		(2,335)			(2,322)			(2,154)
Net interest income		$58,790			$58,218			$50,908
Net interest spread			2.98%			3.22%			3.32%
Effect of noninterest bearing sources of funds			.27			.42			.43
Net interest margin			3.25%			3.64%			3.75%

[1]	Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
[2]	Loan balances include principal balances on nonaccrual loans.
[3]	Loan fees included in interest income amounted to $2.3 million, $2.7 million, and $2.0 million for 2008, 2007, and 2006, respectively.

The following table is an analysis of the change in net interest income.

Analysis of Changes in Net Interest Income (tax equivalent basis)

	Variance	Variance Attributed to		Variance	Variance Attributed to
(In thousands)	2008/2007[1]	Volume	Rate	2007/2006[1]	Volume	Rate
Interest Income
Taxable investment securities	$10,267	$9,179	$1,088	$3,602	$1,908	$1,694
Nontaxable investment securities[2]	(141)	(90)	(51)	(484)	(167)	(317)
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	(2,134)	(205)	(1,929)	978	315	663
Loans[2]	(8,316)	3,844	(12,160)	17,989	15,273	2,716
Total interest income	(324)	12,728	(13,052)	22,085	17,329	4,756
Interest Expense
Interest bearing demand deposits	(1,879)	(40)	(1,839)	(90)	(19)	(71)
Savings deposits	(1,800)	354	(2,154)	862	666	196
Time deposits	(2,433)	2,074	(4,507)	11,831	7,422	4,409
Federal funds purchased and other short-term borrowings	(2,719)	(649)	(2,070)	(172)	(13)	(159)
Securities sold under agreements to repurchase and other long-term borrowings	7,922	8,896	(974)	2,176	2,410	(234)
Total interest expense	(909)	10,635	(11,544)	14,607	10,466	4,141
Net interest income	$585	$2,093	$(1,508)	$7,478	$6,863	$615
Percentage change	100.0%	357.8%	(257.8)%	100.0%	91.8%	8.2%

[1]	The changes which are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
[2]	Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Noninterest Income
Noninterest income for 2008 was $9.8 million, a decrease of $14.3 million or 59.4% compared to a year ago. The decrease in noninterest income in the comparison was primarily the result of the $14.0 million non-cash OTTI charge related to the Company’s GSE investments in the third quarter of 2008 and an additional $766 thousand realized loss on the sale of its GSE investments in the fourth quarter. Excluding securities related transactions, noninterest income was relatively flat at $23.9 million for 2008 compared to $24.2 million a year earlier.

Other significant line item increases include higher allotment processing fees of $428 thousand or 9.8% and higher non-deposit service charges, commissions, and fees of $182 thousand or 4.4%. These amounts were offset by lower service charges on deposit accounts of $473 thousand or 4.6%, lower net gains on the sale of loans of $184 thousand or 31.1%, and lower data processing fees of $140 thousand or 11.4%.

Allotment processing fees increased partially due to the timing of the acquisition of the Military Allotment operations of PNC Bank during the first quarter a year ago and increased volumes. The increase in non-deposit service charges, commissions, and fees was due to higher volume related interchange and ATM fees of $210 thousand and $70 thousand, respectively. Lower service charges and fees on deposits were driven by a decrease in dormant account fees of $1.0 million, which offset higher overdraft charges of $655 thousand. The decrease in dormant account fees is related to a change in the dormant account policy of one of the Company’s subsidiary banks during 2007. The change in policy, which was phased in during the second and third quarters of 2007, lengthened the period of transaction inactivity of deposit accounts required to consider them dormant. The policy changed the dormant period of certain deposit accounts to 12 months from six months. This resulted in a decrease in the number of dormant accounts and the related fee income. The decrease in net gains on sale of loans is attributed to lower loan sales volume in 2008 compared to a year ago. Data processing fees have declined as a result of lower processing volumes.

Net investment securities losses of $166 thousand include a $207 thousand gain attributed to the mandatory redemption of part of the Visa, Inc. common stock received during the first quarter of 2008 and $85 thousand attributed to the reversal of previously accrued litigation. The accrued litigation represented the Company’s share of the litigation reserve escrow account established by Visa related to its IPO. Net securities losses also include the $766 thousand loss realized on the sale of the Company’s GSE holdings. Other investment securities transactions occurred in the normal course of asset and liability management.

Noninterest Expense
Total noninterest expenses were $60.1 million for 2008, up $1.3 million or 2.2% from $58.8 million compared to 2007. Salaries and employee benefits, the largest component of noninterest expenses, decreased $1.2 million or 4.0% although the average number of full time equivalent employees was relatively flat at 579 compared to 577 from a year earlier. The decline in salary and employee benefits is attributed to lower employee benefit costs of $1.3 million. Cost reduction include lower amounts attributed to the Company’s postretirement benefit plans of $527 thousand, lower amounts for the Company’s matching contribution to its salary savings plan of $380 thousand, and $398 thousand lower other benefit expenses primarily associated with the Company’s self-funded health insurance plan.

Lower postretirement benefits costs for 2008 is mainly attributed to higher benefit expenses during 2007 related to an actuary error discovered in 2007. The actuary error, which was the result of using an incorrect actuary table, caused the amount recorded upon adoption of SFAS No. 158 at December 31, 2006 to be incorrect. This resulted in an immaterial amount of expense for 2006 to be recorded in 2007. The $380 thousand decrease in expense related to the Company’s salary savings plan is attributed to a 200 basis point reduction in the amount of funds the Company matched in employee contributions to the salary savings plan. In 2007, the Company made a 2% discretionary contribution to the plan. In 2008, the Company did not make a discretionary contribution to the plan. A decrease in expense related to the Company’s self-funded health insurance plan during 2008 compared to a year earlier was driven by an overall decline in medical and dental claims.

Intangible amortization expense decreased $760 thousand or 22.6%. Amortization of intangible assets, which relate to customer lists and core deposits from prior acquisitions, is decreasing as a result of amortization schedules that allocate a higher amount of amortization in the earlier periods following an acquisition consistent with how the assets are used.

Net occupancy expenses were $4.5 million for 2008, an increase of $254 thousand or 6.0% compared to $4.3 million for 2007. The increase in net occupancy expense is due mainly to higher depreciation and utilities and correlates to additional properties used in the Company’s business. Data processing and communications expense increased $653 thousand or 13.7% in the current year primarily due to higher ATM, debit card, and other transaction volumes. Correspondent bank fees increased $319 thousand or 44.2% due mainly to a change in billing method of an upstream correspondent bank in the current year. The billing method included switching from the requirement to maintain a certain minimum balance with the correspondent to a set fee-based structured arrangement. Other noninterest expenses were $11.0 million, an increase of $2.0 million or 22.6% and were driven mainly by higher FDIC deposit insurance and related FICO assessments of $812 thousand and net expenses associated with other real estate owned of $761 thousand. The increase in deposit insurance expense is mainly attributed to the expiration of a one-time FDIC insurance credit of $1.2 million received during 2006 that reduced the Company’s net FDIC insurance costs by a declining amount in each year since 2006. There are $28 thousand in unused credits remaining at December 31, 2008 available to offset future assessments. The increase in expenses related to other real estate owned corresponds to a higher outstanding balance for the current year and is also magnified as a result of an overall net gain attributed to other real estate in the prior year of $155 thousand.

Income Tax
The Company recorded an income tax benefit for 2008 of $1.2 million compared to income tax expense of $4.3 million in the prior year. The income tax benefit recorded in the current year is due mainly to the impact of the losses associated with the GSE preferred stock investments in the third and fourth quarters of 2008.

FINANCIAL CONDITION

Total assets were $2.2 billion at December 31, 2008, an increase of $134 million or 6.5% from year-end 2007. The most significant changes in the Company’s assets from the prior year-end were a $112 million or 141% increase in cash and cash equivalents, an increase in loans (net of allowance) of $18.0 million or 1.4%, higher real estate acquired through foreclosure of $8.4 million or 139%, partially offset by lower investment securities of $10.4 million or 1.9%.

Total liabilities increased $134 million or 7.1% at December 31, 2008 compared to the prior year-end. Higher deposit balances account for $120 million of the increase in liabilities and long-term FHLB advances increased $19.4 million or 7.2%. Total shareholders’ equity was relatively unchanged in the annual comparison, remaining at $168 million.

The increase in current end of period cash and cash equivalents compared to year-end 2007 was driven by an additional $50.3 million in deposits from the Commonwealth of Kentucky (“Commonwealth”). Increases from other sources of funds, including interest bearing deposits and net proceeds from matured, called, or sold investment securities, have generally been reinvested in temporary investments and loans. The modest increase in net loans from year-end 2007 is representative of a more cautious and measured lending strategy resulting from continuing general economic weaknesses and tighter loan underwriting standards.

Management of the Company considers it noteworthy to understand the relationship between the Company’s principal subsidiary, Farmers Bank, and the Commonwealth.  Farmers Bank provides various services to state agencies of the Commonwealth.  As the depository for the Commonwealth, checks are drawn on Farmers Bank by these agencies, which include paychecks and state income tax refunds.  Farmers Bank also processes vouchers of the WIC (Women, Infants and Children) program for the Cabinet for Human Resources. The Bank’s investment department also provides services to the Teacher’s Retirement System. As the depository for the Commonwealth, large fluctuations in deposits are likely to occur on a daily basis.  Therefore, reviewing average balances is important to understanding the financial condition of the Company.

On an average basis, total assets were $2.1 billion for 2008, an increase of $251 million or 13.3% from year-end 2007. The increase in average assets is attributed mainly to higher earning asset balances. Average investment securities were up $170 million, boosted by the $200 million balance sheet leverage transaction that occurred during the fourth quarter of 2007. Average loans were up $52.0 million or 4.2% compared to the 2007 average year-end balance. Deposits averaged $1.5 billion for 2008, an increase of $59.1 million or 4.0% from 2007. Average deposits from the Commonwealth were relatively unchanged at $37.0 million in the comparison. Average earning assets were 88.0% of total average assets at December 31, 2008, a decrease of 19 basis points compared to 88.1% at year-end 2007.

Loans
Loans, net of unearned income, totaled $1.3 billion at December 31, 2008, up $20.6 million or 1.6% compared to year-end 2007. The Company continues to take a more measured and cautious approach to loan growth in the near term as a result of continued weaknesses in the general economy, including a softer housing market and significant credit tightening throughout the financial services industry. Loans secured by residential real estate and real estate construction loans were up $38.5 million or 9.5% and $5.7 million or 2.3%, respectively. Loan contractions occurred in the remaining sectors of the loan portfolio including other commercial lending of $9.2 million or 6.0%, consumer installment loans of $6.9 million or 13.2%, real estate lending secured by farmland and other commercial enterprises of $4.5 million or 1.1%, and lease financing of $3.0 million or 10.0%

On average, loans represented 69.3% of earning assets during 2008 compared to 75.2% for 2007. The 594 basis point decrease in the ratio of average loans to average earning assets is due mainly to the $200 million balance sheet leverage transaction that occurred during the fourth quarter of 2007. The leverage transaction boosted the ratio of average taxable investment securities to average earning assets to 22.6% for 2008 from 15.2% a year earlier.

When loan demand declines, the available funds are redirected to lower earning temporary investments or investment securities, which typically involve a decrease in credit risk and lower yields. The Company does not have direct exposure to the subprime mortgage market. The Company does not originate subprime mortgages nor has it invested in bonds that are secured by such mortgages. Subprime mortgage lending is defined by the Company generally as lending to a borrower that would not qualify for a mortgage loan at prevailing market rates or whereby the underwriting decision is based on limited or no documentation of the ability to repay.

The composition of the loan portfolio, net of unearned income, is summarized in the table below.

(In thousands) December 31,	2008	%	2007	%	2006	%	2005	%	2004	%
Commercial, financial, and agricultural	$144,788	11.0%	$154,015	11.9%	$197,613	16.5%	$173,797	18.1%	$119,004	15.3%
Real estate – construction	260,524	19.9	254,788	19.7	176,779	14.7	88,693	9.2	62,111	8.0
Real estate mortgage – residential	444,487	33.9	405,992	31.5	381,081	31.8	331,508	34.4	280,869	36.2
Real estate mortgage – farmland and other commercial enterprises	390,424	29.7	394,900	30.6	351,793	29.4	274,411	28.5	210,701	27.2
Installment	45,135	3.4	52,028	4.0	57,116	4.8	56,169	5.8	63,684	8.2
Lease financing	27,222	2.1	30,262	2.3	33,454	2.8	37,993	4.0	39,348	5.1
Total	$1,312,580	100.0%	$1,291,985	100.0%	$1,197,836	100.0%	$962,571	100.0%	$775,717	100.0%

The following table presents commercial, financial, and agricultural loans and real estate construction loans outstanding at December 31, 2008 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

Loan Maturities

(In thousands)	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial, financial, and agricultural	$63,259	$35,259	$46,270	$144,788
Real estate – construction	196,219	53,457	10,848	260,524
Total	$259,478	$88,716	$57,118	$405,312

The table below presents commercial, financial, and agricultural loans and real estate construction loans outstanding at December 31, 2008 that are due after one year, classified according to sensitivity to changes in interest rates.

Interest Sensitivity

	Fixed	Variable
(In thousands)	Rate	Rate
Due after one but within five years	$61,958	$26,758
Due after five years	20,731	36,387
Total	$82,689	$63,145

Asset Quality
The Company’s loan portfolio is subject to varying degrees of credit risk. Credit risk is mitigated by diversification within the portfolio, limiting exposure to any single customer or industry, rigorous lending policies and underwriting criteria, and collateral requirements. The Company maintains policies and procedures to ensure that the granting of credit is done in a sound and consistent manner. This includes policies on a company-wide basis that require certain minimum standards to be maintained. However, the policies also permit the individual subsidiary companies authority to adopt standards that are no less stringent than those included in the company-wide policies. Credit decisions are made at the subsidiary bank level under guidelines established by policy. The Company’s internal audit department performs loan reviews at each subsidiary bank during the year. This loan review evaluates loan administration, credit quality, documentation, compliance with Company loan standards, and the adequacy of the allowance for loan losses on a consolidated and subsidiary basis.

The provision for loan losses represents charges made to earnings to maintain an allowance for loan losses at an adequate level based on credit losses specifically identified in the loan portfolio, as well as management’s best estimate of probable incurred loan losses in the remainder of the portfolio at the balance sheet date. The allowance for loan losses is a valuation allowance increased by the provision for loan losses and decreased by net charge-offs. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

The risk-rated methodology includes segregating watch list and past due loans from the general portfolio and allocating specific reserves to these loans depending on their status. For example, watch list loans, which may be identified by the internal loan review risk-rating system or by regulatory examiner classification, are assigned a certain loss percentage while loans past due 30 days or more are assigned a different loss percentage. Each of these percentages considers past experience as well as current factors. The remainder of the general loan portfolio is segregated into three components having similar risk characteristics as follows: commercial loans, consumer loans, and real estate loans. Each of these components is assigned a loss percentage based on their respective three year historical loss percentage. Additional allocations to the allowance may then be made for subjective factors, such as those mentioned above, as determined by senior managers who are knowledgeable about these matters. During 2007, the Company further identified signs of deterioration in certain real estate development loans that continued into 2008 and specific allowances related to these loans were recorded.

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

In general, the provision for loan losses and related allowance increases as the level of nonperforming and impaired loans, as a percentage of net loans outstanding, increases. However, collateral values supporting nonperforming and impaired loans have generally been sufficient to more than cover the Company’s loan principal balance exposures. The Company’s allowance for loan loss amount has heavily considered past loan loss experience to estimate current loan losses, but does consider current trends within the portfolio that may not be indicative of past charge-off levels. Adjustments are made to the allowance for loan losses as needed when such matters are identified. Although beginning to trend upward, net charge-offs during our three year look-back period have been relatively low. Significant weaknesses in the general economy, particularly a softer housing market combined with significant credit tightening throughout the financial services industry began in 2007. Overall economic conditions continued to worsen in 2008, including widespread illiquidity and extreme volatility in financial markets, higher unemployment rates, and other unprecedented market conditions. These economic conditions resulted in signs of stress primarily in the Company’s residential real estate development and commercial real estate sectors of its lending portfolio. As such, the Company increased its allowance amounts for real estate development and commercial real estate lending in consideration of these current factors, even though historic charge-offs have been relatively low.

For loans that are currently impaired, defined as loans in which the Company does not expect to receive full payment under the contractual terms, the Company expects to recover significantly all of the principal amounts outstanding based on collateral values. This has resulted in the amount of nonperforming and impaired loans that have increased at a faster rate than the related allowance. Impaired loans are measured at the present value of expected future cash flows, discounted at the loan’s effective interest rate, at the loan’s observable market price, or at the fair value of the collateral taking into consideration estimated costs to sell if the loan is collateral dependent. Collateral values are updated as warranted by periodically obtaining independent third party appraisals and monitoring sales activity of similar properties in our market area.

The provision for loan losses was $5.3 million in 2008, an increase of $1.7 million or 46.3% compared to $3.6 million for 2007. The steep increase in the provision for loan losses is reflective of higher levels of nonperforming loans, primarily nonaccrual loans that have trended upward as the overall economic environment has deteriorated. Nonperforming loans were $25.5 million at December 31, 2008 compared to $21.1 million at year-end 2007, an increase of $4.4 million or 20.9%. A significant amount of the increase in nonperforming loans is limited to a small number of larger-balance credits. Most of the $4.4 million net increase in nonperforming loans is attributed to the addition of six individual larger-balance nonaccrual credits of $9.3 million, all of which is secured by real estate and more than offset amounts that are no longer classified as nonaccrual.

Total net charge-offs for the Company were $2.7 million for year-end 2008 and were as follows:  commercial, financial, and agricultural loans $1.1 million, real estate lending $847 thousand, installment loans $773 thousand. Lease financing had net recoveries of $16 thousand in the comparison. Net charge-offs increased $1.3 million or 90.6% compared to 2007 as follows: commercial, financial, and agriculture $711 thousand or 181%, real estate lending $462 thousand or 120%, and installment loans $136 thousand or 21.4%. Net charge-offs related to lease financing declined $21 thousand in the comparison. Net charge-offs in 2008 were driven by a relatively few number of larger-balance credits. Net charge-offs were .21% of average loans for 2008, up 10 basis points from .11% in 2007 and remain relatively low for the Company. The allowance for loan losses was $16.8 million at year-end 2008 and represented 1.28% of loans net of unearned income at year-end 2008 compared to 1.10% at year-end 2007. The allowance for loan losses as a percentage of nonperforming loans was 66.1% and 67.5% at year-end 2008 and 2007, respectively. Management continues to emphasize collection efforts and evaluation of risks within the portfolio. The composition of the Company’s loan portfolio continues to be diverse with no significant concentration to any individual or industry.

The table below summarizes the loan loss experience for the past five years.

Years Ended December 31, (In thousands)	2008	2007	2006	2005	2004
Balance of allowance for loan losses at beginning of year	$14,216	$11,999	$11,069	$11,043	$10,088
Acquisition of Citizens Jessamine			1,066
Acquisition of Citizens Northern				1,410
Acquisition of Citizens Georgetown					2,005
Loans charged off:
Commercial, financial, and agricultural	1,273	520	486	301	678
Real estate	1,824	626	200	288	462
Installment loans to individuals	1,089	956	839	1,254	1,115
Lease financing	356	52	254	602	113
Total loans charged off	4,542	2,154	1,779	2,445	2,368
Recoveries of loans previously charged off:
Commercial, financial, and agricultural	168	126	262	69	119
Real estate	977	241	81	66	89
Installment loans to individuals	316	319	294	260	229
Lease financing	372	47	41	44	25
Total recoveries	1,833	733	678	439	462
Net loans charged off	2,709	1,421	1,101	2,006	1,906
Additions to allowance charged to expense	5,321	3,638	965	622	856
Balance at end of year	$16,828	$14,216	$11,999	$11,069	$11,043
Average loans net of unearned income	$1,302,394	$1,250,423	$1,051,002	$805,014	$735,697
Ratio of net charge-offs during year to average loans, net of unearned income	.21%	.11%	.10%	.25%	.26%

The following table presents an estimate of the allocation of the allowance for loan losses by type for the date indicated. Although specific allocations exist, the entire allowance is available to absorb losses in any particular category.

Allowance For Loan Losses

December 31, (In thousands)	2008	2007	2006	2005	2004
Commercial, financial, and agricultural	$2,474	$2,505	$2,223	$2,840	$2,108
Real estate	11,217	9,201	6,497	5,849	6,206
Installment loans to individuals	2,336	1,979	2,316	1,601	1,634
Lease financing	801	531	963	779	1,095
Total	$16,828	$14,216	$11,999	$11,069	$11,043

In addition to the discussion above relating to lending activities, additional information concerning the Company’s asset quality is discussed under the caption “Nonperforming Assets” which follows and “Investment Securities” on page 34.

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

Nonperforming assets totaled $40.0 million at December 31, 2008, an increase of $12.8 million or 47.1% compared to $27.2 million for 2007. Nonperforming assets have trended upward mainly as a result of increasing economic pressures that continue to strain the Company and many of its customers.

The increase in nonperforming assets is primarily due to net higher real estate acquired through foreclosure of $8.4 million or 139% and a $3.5 million or 19.2% increase in nonaccrual loans. The increase in other real estate owned, which was $14.4 million at year-end 2008, is due mainly to the Company taking possession of three larger-balance real estate developments totaling $10.1 million previously serving as collateral for two separate extensions of credit. The acquisition of these real estate developments combined with other smaller-balance properties acquired more than offset the liquidation of significantly all other real estate properties previously held at December 31, 2007. The $10.1 million other real estate owned referred to above was included in nonaccrual loans at the previous year-end.

Nonaccrual loans were $21.5 million at December 31, 2008 compared to $18.1 a year earlier. The nine largest nonaccrual credits represent $16.8 million of the total outstanding nonaccrual balances, $10.5 million of which is secured by commercial real estate, $3.8 million secured by real estate development properties, and the remaining $2.4 million secured by other real estate. Three larger-balance loans totaling $10.1 million that were classified as nonaccrual loans at the prior year-end were included in other real estate owned at December 31, 2008. The increase in newly classified nonaccrual loans in 2008 more than made up for this decline and is attributed to the downturn in the overall economic environment. The amount of interest income lost was $1.0 million related to the nine largest nonaccrual credits identified above with outstanding balances of $16.8 million at year-end 2008. The lost interest income reduced the yield on earning assets, net interest spread, and net interest margin by six basis points for 2008.

Nonperforming loans represent 1.9% of loans net of unearned income at year-end 2008. This represents an increase of 31 basis points compared to 1.6% at year-end 2007 and is attributed to the higher nonaccrual loans as discussed above. Information pertaining to nonperforming loans and assets is presented in the table below.

December 31, (In thousands)	2008	2007	2006	2005	2004
Loans accounted for on nonaccrual basis	$21,545	$18,073	$1,462	$2,269	$4,990
Loans past due 90 days or more and still accruing	3,913	2,977	2,856	2,383	2,831
Total nonperforming loans	25,458	21,050	4,318	4,652	7,821
Other real estate owned	14,446	6,044	5,031	8,786	3,719
Other foreclosed assets	47	66	54	21	32
Total nonperforming assets	$39,951	$27,160	$9,403	$13,459	$11,572

Temporary Investments
Temporary investments consist of interest bearing deposits in other banks and federal funds sold and securities purchased under agreements to resell. The Company uses these funds in the management of liquidity and interest rate sensitivity. At December 31, 2008, temporary investments were $103 million, an increase of $68.9 million compared to $34.2 million at year-end 2007. Temporary investments averaged $65.5 million during 2008, a decrease of $4.6 million or 6.5% from 2007. The decrease is a result of the Company’s overall net funding position. Temporary investments are reallocated to loans or other investments as market conditions and Company resources warrant.

Investment Securities
The investment securities portfolio is comprised primarily of debt securities issued by U.S. government-sponsored agencies, mortgage-backed securities, and tax-exempt securities of states and political subdivisions. During the first half of 2008, the Company purchased $15.5 million aggregate principal amount of fixed rate preferred stocks of Fannie and Freddie. During the third quarter of 2008, the Company recorded a non-cash OTTI charge of $14.0 million related to its investments in these GSE’s as a result of a sharp decline in the value of these investments. This decline followed the announcement that the GSE’s were suspending dividend payments and being placed into conservatorship by the Federal Housing Finance Agency. The rating agencies also downgraded the preferred stocks of the GSE’s to below investment grade. The Company had $1.1 million market value in GSE preferred stock following the impairment charge at September 30, 2008 and subsequently sold its entire holdings during the fourth quarter of 2008 for an additional loss of $766 thousand.

The Company also holds $16.4 million amortized cost amounts of single-issuer trust preferred capital securities of global and national financial services firms with an estimated fair value of $11.5 million. In addition, the Company holds $2.4 million amortized cost amounts of debentures issued by global and national financial services firms with an estimated fair value of $2.1 million. The Company evaluates these securities under the applicable accounting guidance, SFAS No. 115, FSP No. 115-1, FSP No. 124-1, and SAB No. 59. Each of these securities currently are performing and rated as investment grade by the major rating agencies. The Company has the intent and ability to hold these securities for the foreseeable future and believes these securities are not impaired due to reasons of credit quality, but rather the unrealized losses are primarily attributed to general uncertainties in the financial markets and extraordinary market volatility. The Company currently believes that it will be able to collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will recover as they approach their maturity dates.

Total investment securities were $536 million on December 31, 2008, a decrease of $10.4 million or 1.9% compared to year-end 2007. Net amortized cost amounts declined $17.6 million or 3.2%, partially offset by a net increase in market values of $7.2 million related to investments carried in the available for sale portfolio. The decrease in the amortized cost amounts is attributed to the $14.0 million OTTI charge related to the GSE investments in the third quarter of 2008 combined with matured, sold, or called investments that exceeded new purchased amounts. The $7.2 million overall increase in market values of the available for sale investment securities is attributed mainly to the lower interest rate environment. Overall market interest rates decreased sharply throughout 2008, particularly during the fourth quarter as reflected in the yield curves of the comparable periods. Market values of fixed rate investments are inversely related to changes in market interest rates. Unrealized losses within the Company’s investment securities portfolio at year-end have not been included in income since they are identified as temporary. The securities’ fair values are expected to recover as they approach their maturity dates and the Company has the intent and ability to hold to recovery. All investment securities in the Company’s portfolio are currently performing.

Funds made available from sold, maturing or called bonds are redirected to fund higher yielding loan growth, reinvested to purchase additional investment securities, or otherwise employed to improve the composition of the balance sheet. The purchase of nontaxable obligations of states and political subdivisions is one of the primary means of managing the Company’s tax position. The impact of the alternative minimum tax related to the Company’s ability to acquire tax-free obligations at an attractive yield is routinely monitored. The Company does not have direct exposure to the subprime mortgage market. The Company does not originate subprime mortgages nor has it invested in bonds that are secured by such mortgages.

The following table summarizes the carrying values of investment securities on December 31, 2008, 2007, and 2006.  The investment securities are divided into available for sale and held to maturity securities.  Available for sale securities are carried at the estimated fair value and held to maturity securities are carried at amortized cost. Substantially all of the corporate debt securities comprise of debt issued by large global and national financial services firms.

December 31,	2008		2007		2006
(In thousands)	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity
Obligations of states and political subdivisions	$90,838	$1,814	$94,181	$3,844	$88,147	$7,788
Obligations of U.S. government-sponsored entities	34,567		88,522		141,832
Mortgage-backed securities	375,327		343,176		86,716
U.S. Treasury securities	10,256		863		484
Money market mutual funds	374		1,396		1,396
Corporate debt securities	13,991		5,132
Equity securities	8,942		9,363		7,910
Total	$534,295	$1,814	$542,633	$3,844	$326,485	$7,788

The following table presents an analysis of the contractual maturity and tax equivalent weighted average interest rates of investment securities at December 31, 2008. For purposes of this analysis, available for sale securities are stated at fair value and held to maturity securities are stated at amortized cost. Equity securities in the available for sale portfolio consist primarily of restricted FHLB and Federal Reserve Board stocks, which have no stated maturity and are not included in the maturity schedule that follows.

Available for Sale

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
(In thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Obligations of U.S. government-sponsored entities	$1,103	3.3%	$24,886	4.0%	$1,515	3.4%	$7,063	5.2%
Obligations of states and political subdivisions	5,273	5.7	40,745	4.5	29,978	5.6	14,842	5.1
Mortgage-backed securities	514	4.9	19,709	4.6	37,986	4.7	317,118	5.4
U.S. Treasury securities	10,256	1.5
Money market mutual funds	374	1.1
Corporate debt securities	391	5.4	888	8.9			12,712	7.0
Total	$17,911	3.0%	$86,228	4.4%	$69,479	5.0%	$351,735	5.5%

Held to Maturity

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
(In thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Obligations of states and political subdivisions	$789	4.5%					$1,025	4.3%

The calculation of the weighted average interest rates for each category is based on the weighted average costs of the securities. The weighted average tax rates on exempt states and political subdivisions are computed based on the marginal corporate Federal tax rate of 35%.

Deposits
The Company’s primary source of funding for its lending and investment activities results from its customer deposits, which consist of noninterest and interest bearing demand, savings, and time deposits. On December 31, 2008 total deposits were $1.6 billion, an increase of $120 million or 8.1% from year-end 2007.  Interest bearing deposits were up $70.9 million or 5.5% to $1.4 billion and noninterest bearing deposits were up $49.1 million or 25.5% to $242 million. Interest bearing deposits were driven upward primarily by an $80.5 million or 10.5% increase in time deposits. The increase in end of period noninterest bearing deposits was driven by higher balances from the Commonwealth of $50.3 million, which offset a $1.2 million net decline in other noninterest bearing deposit account balances. Balances related to the Commonwealth can fluctuate significantly from day to day.

Average total deposits were $1.5 billion during 2008, an increase of $59.1 million or 4.0% compared to average year-end 2007 balances. An increase in average time deposits of $44.6 million or 6.0% and savings deposits of $17.4 million or 7.1% drove the higher year-to year average outstanding deposit balances. Average noninterest bearing balances for 2008 were unchanged at $214 million.

A summary of average balances and rates paid on deposits follows.

Years Ended December 31,	2008		2007		2006
(In thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest bearing demand	$214,372		$214,423		$195,982
Interest bearing demand	256,129	.70%	258,992	1.42%	260,417	1.45%
Savings	261,692	1.34	244,299	2.17	212,948	2.08
Time	793,561	4.25	748,939	4.83	587,047	4.15
Total	$1,525,754	2.56%	$1,466,653	3.08%	$1,256,394	2.59%

Maturities of time deposits of $100,000 or more outstanding at December 31, 2008 are summarized as follows.

(In thousands)	Amount
3 months or less	$53,773
Over 3 through 6 months	41,304
Over 6 through 12 months	116,565
Over 12 months	90,573
Total	$302,215

Short-term Borrowings
Short-term borrowings consist primarily of federal funds purchased and securities sold under agreements to repurchase with year-end balances of $73.2 million, $80.3 million, and $67.9 million for 2008, 2007, and 2006, respectively. Such borrowings are generally on an overnight basis. Other short-term borrowings consist of FHLB borrowings totaling $3.5 million, $0, and $8.0 million at year-end 2008, 2007, and 2006, respectively, and demand notes issued to the U.S. Treasury under the treasury tax and loan note option account totaling $787 thousand, $440 thousand, and $777 thousand in 2008, 2007, and 2006 respectively. A summary of short-term borrowings is as follows.

(In thousands)	2008	2007	2006
Amount outstanding at year-end	$77,474	$80,755	$76,718
Maximum outstanding at any month-end	125,096	155,362	113,926
Average outstanding	81,180	97,192	97,489
Weighted average rate at year-end	.74%	3.71%	4.55%
Weighted average rate during the year	2.20	4.63	4.80

Long-term Borrowings
The Company’s long-term borrowings consist mainly of FHLB advances, subordinated notes payable to unconsolidated trusts, and securities sold under agreements to repurchase. FHLB advances to the Company’s subsidiary banks are secured by restricted holdings of FHLB stock that banks are required to own as well as certain mortgage loans as required by the FHLB. Such advances are made pursuant to several different credit programs, which have their own interest rates and range of maturities. Interest rates on FHLB advances are generally fixed and range between 2.60% and 6.90%, with a weighted average rate of 4.04%, and remaining maturities of up to 12 years. Approximately $10.0 million of the total long-term advances from the FHLB are convertible to a floating interest rate. These advances may convert to a floating interest rate indexed to three-month LIBOR only if LIBOR equals or exceeds 7%. At year-end 2008, the three-month LIBOR was 1.43%. FHLB advances are generally used to increase the Company’s lending activities and to aid the efforts of asset and liability management by utilizing various repayment options offered by the FHLB. Long-term advances from the FHLB totaled $86.1 million at December 31, 2008, an increase of $19.6 million or 29.4% from year-end 2007.

The Company has previously completed three private offerings of trust preferred securities through three separate Delaware statutory trusts (the “Trusts”) sponsored by the Company in the aggregate amount of $47.5 million. The combined $25.0 million proceeds from the first two trusts (“Trusts I and II”) established in 2005 were used to fund the acquisition of Citizens Bancorp. Proceeds from the third trust (“Trust III”) were used primarily to acquire Company shares through a tender offer during 2007. The Company owns all of the common securities of each of the three Trusts.

The Trusts used the proceeds from the sale of preferred securities, plus capital of $1.5 million contributed by the Company to establish the trusts, to purchase the Company’s subordinated notes in amounts and bearing terms that parallel the amounts and terms of the respective preferred securities. The subordinated notes of Trusts I and II mature in 2035 and bear a floating interest rate at current three-month LIBOR plus 150 basis points on a $10.3 million portion of the total and at current three-month LIBOR plus 165 basis points on a $15.5 million portion. The subordinated notes of Trust III in the amount of $23.2 million mature in 2037 and bear a fixed interest rate through 2012 of 6.60% and then convert to floating thereafter at three-month LIBOR plus 132 basis points. Interest on each of the notes is payable quarterly.

The subordinated notes of Trusts I and II are redeemable in whole or in part, without penalty, at the Company’s option on or after September 30, 2010. The subordinated notes of Trust III are redeemable in whole or in part, without penalty, at the Company’s option on or after November 1, 2012. The subordinated notes are junior in right of payment of all present and future senior indebtedness of the Company. At December 31, 2008, the aggregate balance of the subordinated notes payable to the Trusts was $49.0 million. The average interest rate in effect as of the last determination date in 2008 was 5.94%, a decrease of 77 basis points compared to 6.71% a year earlier.

Securities sold under agreements to repurchase represent long-term obligations whereby the Company borrowed approximately $200 million in multiple fixed rate repurchase agreements with an initial weighted average cost of 3.95%. The borrowings mature in various amounts and time periods as follows: $50.0 million in November 2010, $50.0 million in November 2012, and $100 million in November 2017. The borrowings have a weighted average remaining maturity of 5.9 years. At December 31, 2008 $100 million of the borrowings are callable quarterly, $50.0 million is callable quarterly during 2009, and the remaining $50.0 million is callable quarterly beginning in 2012. The Company used the proceeds from the borrowing to purchase a like amount of fixed rate GNMA bonds. The GNMA bonds have a current weighted average yield of 5.61% and an estimated weighted average remaining life of 3.2 years.

Contractual Obligations
The Company is contractually obligated to make payments as follows.

	Payments Due by Period
Contractual Obligations (In thousands)	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Time deposits	$850,494	$557,787	$221,536	$66,398	$4,773
Long-term FHLB debt	86,116	13,487	31,884	13,555	27,190
Subordinated notes payable	48,970				48,970
Long-term securities sold under agreements to repurchase	200,000		50,000	50,000	100,000
Unfunded postretirement benefit obligations	5,153	369	809	920	3,055
Operating leases	4,377	699	863	570	2,245
Capital lease obligations	575	243	332
Total	$1,195,685	$572,585	$305,424	$131,443	$186,233

Long-term FHLB debt represents FHLB advances pursuant to several different credit programs. Long-term FHLB debt, subordinated notes payable, and securities sold under agreements to repurchase are more fully described under the caption “Long-Term Borrowings” above and in Note 9 of the Company’s 2008 audited consolidated financial statements. Payments for borrowings in the table above do not include interest. Postretirement benefit obligations are actuarially determined and estimated based on various assumptions with payouts projected over the next 10 years. Estimates can vary significantly each year due to changes in significant assumptions. Capital lease obligations represent amounts relating to the acquisition of data processing hardware and software. Operating leases include standard business equipment used in the Company’s day-to-day business as well as the lease of certain branch sites. Operating lease terms generally range from one to five years, with the ability to extend certain branch site leases at the Company’s option. Payments related to leases are based on actual payments specified in the underlying contracts.

Guarantees
During 2007, the Parent Company entered into a guarantee agreement whereby it agreed to become unconditionally and irrevocably the guarantor of the obligations of its bank subsidiaries in connection with the $200 million balance sheet leverage transaction. The amount of borrowings outstanding guaranteed by the Parent Company at December 31, 2008 was $200 million, with various maturity dates ranging from two to nine years. The $200 million outstanding borrowings are secured by GNMA bonds held by the Parent Company’s subsidiary banks valued at 106% of the outstanding borrowings or $212 million. Should any of the subsidiary banks default on its borrowings under the agreement, the GNMA bonds securing the borrowings would be liquidated to satisfy amounts due. If the value of the GNMA bonds fall below the obligation under the contract, the Parent Company is obligated to cover any such shortfall in absence of the subsidiary banks ability to do so. The Parent Company believes its subsidiary banks are fully capable of fulfilling their obligations under the borrowing arrangement and that the Parent Company will not be required to make any payments under the guarantee agreement.

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

At December 31, 2008, the model indicated that if rates were to gradually increase by 200 basis points over the next twelve months, then net interest income (TE) and net income would increase 5.4% and 16.8%, respectively, compared to forecasted results. The model indicated that if rates were to gradually decrease by 200 basis points over the next twelve months, then net interest income (TE) and net income would decrease 2.4% and 7.1%, respectively, compared to forecasted results.

In the current relatively low interest rate environment, it is not practical or possible to reduce certain deposit rates by the same magnitude as rates on earning assets. The average rate paid on some of the Company’s deposits is below 2%. This situation magnifies the model’s predicted results when modeling a decrease in interest rates, as earning assets with higher yields have more of an opportunity to reprice at lower rates than lower-rate deposits.

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

The Company uses a liquidity ratio to help measure its ability to meet its cash flow needs. This ratio is monitored by ALCO at both the bank level and on a consolidated basis. The liquidity ratio is based on current and projected levels of sources and uses of funds. This measure is useful in analyzing cash needs and formulating strategies to achieve desired results. For example, a low liquidity ratio could indicate that the Company’s ability to fund loans might become more difficult. A high liquidity ratio could indicate that the Company may have a disproportionate amount of funds in low yielding assets, which is more likely to occur during periods of sluggish loan demand. The Company’s liquidity position was slightly higher at year-end 2008 compared to year-end 2007 and remains within ALCO guidelines and considered by management to be at an adequate level.

At the Parent Company level, liquidity is primarily affected by the receipt of dividends from its subsidiary banks (see Note 18 of the Company’s 2008 audited consolidated financial statements), cash balances maintained, and borrowings from nonaffiliated sources. The Parent Company’s primary uses of cash include the payment of dividends to its common shareholders, repurchasing its common stock, business acquisitions, interest expense on borrowings, and paying for general operating expenses.

The primary source of funds for the Parent Company is the receipt of dividends from its subsidiary banks. As of December 31, 2008, combined retained earnings of the subsidiary banks were $44.3 million, of which $5.4 million was available for the payment of dividends to the Parent Company without obtaining prior approval from bank regulatory agencies. As a practical matter, payment of future dividends is also subject to the maintenance of other capital ratio requirements. Management expects that in the aggregate, its subsidiary banks will continue to have the ability to dividend adequate funds to the Parent Company to meet its near-term liquidity needs. In addition, the Parent Company has a $15.0 million unsecured line of credit with an unrelated financial institution available for general corporate purposes. This line of credit matures in June 2009 and bears interest at the three-month LIBOR rate plus 140 basis points.

The Parent Company had cash balances of $4.3 million at year-end 2008, a decrease of $10.7 million or 71.3% from the prior year-end. Significant cash receipts of the Parent Company during 2008 include $9.6 million in dividends from its subsidiaries. Significant cash payments by the Parent Company during 2008 include $1.0 million to purchase Company common stock, $9.7 million for the payment of dividends to shareholders, and $6.4 million additional capital investments in subsidiaries. Each of the Company’s subsidiary banks continued to maintain “well capitalized” status as defined by the FDIC subsequent to their dividend payments to the Parent Company.

The Company's objective as it relates to liquidity is to ensure that its subsidiary banks have funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability. In order to maintain a proper level of liquidity, the subsidiary banks have several sources of funds available on a daily basis that can be used for liquidity purposes. Those sources of funds include the subsidiary banks' core deposits, consisting of both business and nonbusiness deposits; cash flow generated by repayment of principal and interest on loans and investment securities; FHLB and other borrowings; and federal funds purchased and securities sold under agreements to repurchase. While maturities and scheduled amortization of loans and investment securities are generally a predictable source of funds, deposit outflows and mortgage prepayments are influenced significantly by general interest rates, economic conditions, and competition in our local markets.  As of December 31, 2008, the Company had $127 million in additional borrowing capacity under various FHLB, federal funds, and other borrowing agreements. However, there is no guarantee that these sources of funds will continue to be available to the Company, or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in the Company’s liquidity from these sources.

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

Liquid assets consist of cash, cash equivalents, and available for sale investment securities.  At December 31, 2008, consolidated liquid assets were $725 million, an increase of $103 million or 16.6% from year-end 2007.  The increase in liquid assets is mainly attributed to $112 million higher cash and equivalents, partially offset by lower available for sale investment securities of $8.3 million. The increase in cash and equivalents is due mainly to higher deposit activity of the Commonwealth and the overall funding position of the Company, which changes as loan demand, deposit levels, and other sources and uses of funds fluctuate. The decrease in available for sale investments securities was led by the $14.0 million OTTI charge related to the GSE investments during the third quarter coupled with matured, sold, or called investments that exceeded new purchased amounts.

Net cash provided by operating activities was $20.8 million for 2008, a decrease of $1.8 million or 7.9% compared to 2007. Net cash used in investing activities was $34.7 million for 2008 compared to $313 million a year earlier. The $278 million improvement in cash flows is mainly due to investment securities transactions and loan activity. Net cash provided by securities transactions was $3.6 million in the current year compared to net cash used of $209 million primarily as a result of the $200 million balance sheet leverage transaction in 2007. Net loans originated for investment, a cash outflow, was $36.4 million in 2008 compared to $100 million a year earlier. Net cash provided by financing activities was $126 million for 2008, a decrease of $87.3 million or 41.0% compared to $213 million for 2007. The decrease in net cash provided by financing activities is attributed to a $209 million net decrease related to long-term borrowings and a $17.6 million reduction in Company common stock purchases, partially offset by higher net additional funding from deposits of $112 million. The $209 million lower net proceeds from long-term borrowings in 2008 were mainly attributed to the $200 million balance sheet leverage transaction that significantly increased borrowings in 2007. Repurchases of Company common stock were unusually high for 2007 as a result of share buy-backs under the Company’s tender offer. Deposit growth for 2008 was attributed mainly to noninterest bearing deposits of the Commonwealth. Deposits of the Commonwealth grew $50.3 million during 2008 compared to an overall decrease of $53.3 million during 2007.

During the fourth quarter 2008, the Company announced that it would participate in the Treasury’s voluntary CPP that was designed to inject $250 billion directly into U.S. financial institutions to build additional capital and encourage the flow of financing to U.S. businesses and consumers in response to a weakening economy. During January 2009, the Company completed its transaction and received a $30 million cash equity investment from the Treasury. Proceeds received by the Company will be used to boost already-strong capital levels and position it to seize upon organic growth opportunities by lending to well-qualified individuals and businesses in our communities consistent with the intent of the Treasury. Increased capital levels will also allow the Company to better respond to the challenges and uncertainties of the harsh economic environment. Capital received under the CPP is viewed by the Company to be a temporary bridge until the capital markets become more favorable to make a follow-up public offering of its common or preferred stock.

Information relating to off-balance sheet arrangements is disclosed in Note 15 of the Company’s 2008 audited consolidated financial statements. These transactions are entered into in the ordinary course of providing traditional banking services and are considered in managing the Company’s liquidity position. The Company does not expect these commitments to significantly affect the liquidity position in future periods. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options, or similar instruments.

CAPITAL RESOURCES

Shareholders’ equity was $168 million at December 31, 2008, virtually unchanged from December 31, 2007. Retained earnings decreased $6.1 million during 2008 and was driven by the non-cash OTTI charge of $14.0 million related to the Company’s GSE investments in the third quarter. An increase in other comprehensive income of $5.8 million nearly offset the decline in retained earnings for 2008. Accumulated other comprehensive income was up $4.7 million due mainly to a higher net after-tax market value of the Company’s available for sale investment portfolio due in large part to an overall general decline in market interest rates. An additional $1.1 million increase in accumulated other comprehensive income is mainly attributed to the change in funded status of the Company’s defined benefit postretirement health insurance plans. Under current regulatory requirements, accumulated other comprehensive amounts related to the net unrealized gain or loss on securities available for sale and the funded status of the Company’s defined benefit postretirement benefit plans do not impact regulatory capital; therefore, they are not included in the risk-based capital or leverage ratios that follow.

As previously discussed, the Company elected to participate in the Treasury’s CPP and during early 2009 issued 30 thousand shares of preferred stock in return for a $30 million equity investment. In connection with its participation in the CPP, the Company also issued warrants to the Treasury to purchase 224 thousand shares of the Company’s stock at an exercise price of $20.09.

The non-voting preferred shares issued to the Treasury will pay a 5% annual cumulative dividend during the first five years the preferred shares are outstanding, resetting to 9% thereafter if not redeemed, and includes certain restrictions on dividend payments of lower ranking equity. The Company is not restricted in its ability to continue paying quarterly dividends to its common stockholders consistent with historical practice. Under the original terms of the agreement, the Company could not redeem the preferred shares during the first three years after issuance except with the proceeds from a qualified equity offering as defined in the Treasury’s term sheet.  Subsequent regulations from the Treasury allow CPP participants to now redeem the preferred shares at any time after receiving approval by the Treasury and the participant’s primary regulator. The term sheet and additional information about the Program are available on the Treasury’s website at http://www.ustreas.gov.

Consistent with the objective of operating a sound financial organization, the Company’s goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios as of December 31, 2008 and the regulatory minimums are as follows.

	Farmers Capital Bank Corporation	Regulatory Minimum
Tier 1 risk-based	11.32%	4.00%
Total risk-based	12.55	8.00
Leverage	7.37	4.00

The capital ratios of each subsidiary bank were in excess of the applicable minimum regulatory capital ratio requirements at December 31, 2008. The Company is not aware of any recommendations by its regulatory authorities which, if implemented, would have a material effect on its capital resources, liquidity, or operations.

The table below is an analysis of dividend payout ratios and equity to asset ratios for the previous five years.

Years Ended December 31,	2008	2007	2006	2005	2004
Percentage of dividends declared to income from continuing operations	220.96%	64.52%	78.89%	61.67%	68.10%
Percentage of average shareholders’ equity to average total assets[1]	7.86	9.33	10.04	10.19	10.45
1Excludes assets of discontinued operations.

Share Buy Back Program
At various times, the Company’s Board of Directors has authorized the purchase shares of the Company’s outstanding common stock.  No stated expiration dates have been established under any of the previous authorizations. There are 84,971 shares that may still be purchased under the various authorizations. The Company’s participation in the Treasury’s CPP in early 2009 restricts the Company’s ability to purchase its outstanding common stock. Until January 9, 2012 the Company generally must have the Treasury’s approval before it can purchase its outstanding common stock, unless all of the Series A Preferred Stock issued under the CPP has been redeemed by the Company or transferred by the Treasury.

Shareholder Information
As of February 16, 2009, the Company had 2,885 shareholders of record.

Stock Prices
Farmers Capital Bank Corporation's common stock is traded on the NASDAQ Stock Market LLC exchange in the Global Select Market tier, with sales prices reported under the symbol: FFKT. The table below lists the stock prices and dividends declared for 2008 and 2007.

Stock Prices

	High	Low	Dividends Declared
2008
Fourth Quarter	$30.05	$16.00	$.33
Third Quarter	32.70	17.25	.33
Second Quarter	26.99	17.01	.33
First Quarter	28.40	23.20	.33

2007
Fourth Quarter	$30.72	$26.43	$.33
Third Quarter	33.50	28.35	.33
Second Quarter	31.66	28.29	.33
First Quarter	35.35	29.00	.33

The closing price per share of common stock on December 31, 2008, the last trading day of the Company’s fiscal year, was $24.42. Dividends declared per share were $1.32 for 2008 and 2007.

Recently Issued Accounting Standards
Please refer to the caption “Recently Issued But Not Yet Effective Accounting Standards” in Note 1 of the Company’s 2008 audited consolidated financial statements.

2007 Compared to 2006
Consolidated net income for 2007 was $15.6 million, a decrease of $5.7 million or 26.9% compared to $21.4 million for 2006. Basic and diluted net income per share for 2007 was $2.03. This represents a decrease of $.82 or 28.8% and $.81 or 28.5% on a basic and diluted basis, respectively. Net income for 2006 includes $7.7 million attributed to discontinued operations, including gains on disposals (net of tax) of $6.4 million.

Income from continuing operations for 2007 was $15.6 million, an increase of $2.0 million or 14.4% from $13.7 million in 2006. Basic and diluted income per share from continuing operations for 2007 was $2.03 compared to $1.82 in 2006. This represents an increase of $.21 or 11.5% on a per share basis.

For 2007, the Company reported a $7.3 million or 14.4% increase in net interest income and a higher provision for loan losses of $2.7 million. The increase in net interest income is primarily due to higher interest on loans of $17.6 million or 22.8%, partially offset by $12.6 million or 38.7% higher interest expense on deposits. The increase in net interest income in 2007 was boosted by an additional $4.5 million related to the Citizens Jessamine acquisition that occurred during the fourth quarter of 2006. Net noninterest expense (noninterest expense in excess of noninterest income) increased $1.7 million and the provision for income taxes increased $927 thousand.

During 2007, the general trend of the interest rate environment was sharply lower, particularly with short-term rates. In the final half of 2007, the Fed lowered the short-term federal funds rate by a total of 100 basis points and at year-end 2007 the rate was 4.25%. The prime interest rate declined in a similar manner.  Yields on Treasury obligations, which impact the value of bond investments and certain funding sources, declined throughout all maturity periods in comparison to a year earlier. The effect of lower market rates did have a negative impact on the Company’s net interest spread and margin during 2007; however, at year-end 2007 the Company had yet to absorb the full impact due to the timing of market interest rate changes and the repricing characteristics of the Company’s interest sensitive assets and liabilities.

Action by the Fed to lower rates during 2007 coincided with a decline in many economic data, particularly as it related to the housing market, and the resulting general tightening of credit conditions in the broader economy. In January 2008, the Fed took further action by lowering the federal funds rate by an additional 125 basis points. This action was taken a result of the heightened concerns over a weakening economic outlook and increasing downside risk to growth, as broader financial market conditions deteriorated and credit had tightened for many businesses and households. In addition, market data at that time indicated a deepening of the housing contraction as well as softening labor markets.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated by reference to Part II, Item 7 under the caption “Market Risk Management” on pages 38 and 39 of this Form 10-K.

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

The Company’s 2008 consolidated financial statements have been audited by Crowe Horwath LLP independent accountants. Management has made available to Crowe Horwath LLP all financial records and related data, as well as the minutes of Boards of Directors’ meetings.  Management believes that all representations made to Crowe Horwath LLP during the audit were valid and appropriate.

G. Anthony Busseni	C. Douglas Carpenter
President and CEO	Senior Vice President, Secretary, and CFO

March 11, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Farmers Capital Bank Corporation
Frankfort, Kentucky

We have audited the accompanying consolidated balance sheets of Farmers Capital Bank Corporation as of December 31, 2008 and 2007 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008.  We also have audited Farmer Capital Bank Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Farmers Capital Bank Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Farmers Capital Bank Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion Farmers Capital Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

            Crowe Horwath LLP
Louisville, Kentucky
March 11, 2009

Consolidated Balance Sheets

December 31, (In thousands, except share data)	2008	2007
Assets
Cash and cash equivalents:
Cash and due from banks	$87,656	$44,896
Interest bearing deposits in other banks	94,823	2,290
Federal funds sold and securities purchased under agreements to resell	8,296	31,954
Total cash and cash equivalents	190,775	79,140
Investment securities:
Available for sale, amortized cost of $526,698 (2008) and $542,259 (2007)	534,295	542,633
Held to maturity, fair value of $1,667 (2008) and $3,863 (2007)	1,814	3,844
Total investment securities	536,109	546,477
Loans, net of unearned income	1,312,580	1,291,985
Allowance for loan losses	(16,828)	(14,216)
Loans, net	1,295,752	1,277,769
Premises and equipment, net	43,046	38,663
Company-owned life insurance	35,396	34,171
Goodwill	52,408	52,408
Other intangible assets, net	6,941	9,543
Other assets	41,740	30,076
Total assets	$2,202,167	$2,068,247
Liabilities
Deposits:
Noninterest bearing	$241,518	$192,432
Interest bearing	1,352,597	1,281,665
Total deposits	1,594,115	1,474,097
Term federal funds purchased and other short-term borrowings	77,474	80,755
Securities sold under agreements to repurchase and other long-term borrowings	286,691	267,339
Subordinated notes payable to unconsolidated trusts	48,970	48,970
Dividends payable	2,427	2,436
Other liabilities	24,194	26,159
Total liabilities	2,033,871	1,899,756

Commitments and contingencies (Notes 15 and 17)

Shareholders’ Equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued
Common stock, par value $.125 per share; 9,608,000 shares authorized; 7,357,362 and 7,384,865 shares issued and outstanding at December 31, 2008 and 2007, respectively	920	923
Capital surplus	48,222	48,176
Retained earnings	116,419	122,498
Accumulated other comprehensive income (loss)	2,735	(3,106)
Total shareholders’ equity	168,296	168,491
Total liabilities and shareholders’ equity	$2,202,167	$2,068,247
See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

(In thousands, except per share data)
Years Ended December 31,	2008	2007	2006
Interest Income
Interest and fees on loans	$86,596	$94,941	$77,303
Interest on investment securities:
Taxable	22,894	12,627	9,025
Nontaxable	3,231	3,356	3,657
Interest on deposits in other banks	133	64	53
Interest on federal funds sold and securities purchased under agreements to resell	1,066	3,269	2,302
Total interest income	113,920	114,257	92,340
Interest Expense
Interest on deposits	39,045	45,157	32,554
Interest on federal funds purchased and other short-term borrowings	1,785	4,504	4,676
Interest on subordinated notes payable to unconsolidated trusts	2,865	2,394	1,747
Interest on securities sold under agreements to purchase and other long-term borrowings	11,435	3,984	2,455
Total interest expense	55,130	56,039	41,432
Net interest income	58,790	58,218	50,908
Provision for loan losses	5,321	3,638	965
Net interest income after provision for loan losses	53,469	54,580	49,943
Noninterest Income
Service charges and fees on deposits	9,847	10,320	7,984
Allotment processing fees	4,791	4,363	2,601
Other service charges, commissions, and fees	4,346	4,164	3,824
Data processing income	1,087	1,227	1,719
Trust income	2,032	2,053	1,790
Investment securities losses, net	(166)		(195)
Other-than-temporary impairment of investment securities	(13,962)
Gains on sale of mortgage loans, net	407	591	649
Income from company-owned life insurance	1,235	1,278	1,343
Other	193	161	744
Total noninterest income	9,810	24,157	20,459
Noninterest Expense
Salaries and employee benefits	30,174	31,420	28,978
Occupancy expenses, net	4,515	4,261	3,664
Equipment expenses	3,187	3,232	2,929
Data processing and communications expenses	5,423	4,770	5,018
Bank franchise tax	2,158	2,086	1,831
Correspondent bank fees	1,040	721	692
Amortization of intangibles	2,602	3,362	2,009
Other	10,999	8,971	8,256
Total noninterest expense	60,098	58,823	53,377
Income from continuing operations before income taxes	3,181	19,914	17,025
Income tax (benefit) expense from continuing operations	(1,214)	4,287	3,360
Income from continuing operations	4,395	15,627	13,665
Income from discontinued operations before income taxes (including gain on disposals of $9,873)			11,842
Income tax expense from discontinued operations (including $3,456 related to gain on disposals)			4,135
Income from discontinued operations			7,707
Net income	$4,395	$15,627	$21,372
Net Income Per Common Share
Income from continuing operations – basic	$.60	$2.03	$1.82
Income from discontinued operations – basic			1.03
Net income per common share – basic	.60	2.03	2.85
Income from continuing operations – diluted	.60	2.03	1.82
Income from discontinued operations - diluted			1.02
Net income per common share - diluted	.60	2.03	2.84
Weighted Average Shares Outstanding
Basic	7,357	7,706	7,511
Diluted	7,357	7,706	7,526
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

(In thousands)
Years Ended December 31,	2008	2007	2006
Net income	$4,395	$15,627	$21,372
Other comprehensive income:
Unrealized holding gain on available for sale securities arising during the period on securities held at end of period, net of tax of $2,613, $830, and $306, respectively	4,853	1,542	568
Reclassification adjustment for prior period unrealized loss previously reported in other comprehensive income recognized during current period, net of tax of $85, $5, and $22, respectively	(158)	10	40
Change in unfunded portion of postretirement benefit obligation, net of tax of $613 and $603, respectively	1,146	1,120
Other comprehensive income	5,841	2,672	608
Comprehensive income	$10,236	$18,299	$21,980
See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity

(In thousands, except per share data)					Accumulated Other	Total
Years Ended	Common Stock		Capital	Retained	Comprehensive	Shareholders’
December 31, 2008, 2007, and 2006	Shares	Amount	Surplus	Earnings	(Loss) Income	Equity
Balance at January 1, 2006	7,389	$924	$36,468	$118,761	$(1,917)	$154,236
Net income				21,372		21,372
Other comprehensive income					608	608
Cash dividends declared, $1.43 per share				(10,781)		(10,781)
Purchase of common stock	(26)	(3)	(117)	(700)		(820)
Stock options exercised, including related tax benefits	60	8	1,536			1,544
Shares issued pursuant to Employee Stock Purchase Plan	8	1	222			223
Expense related to employee stock purchase plan and stock options			154			154
Shares issued in connection with the purchase of Citizens National Bancshares, Inc.	464	58	14,938			14,996
Adjustment to initially apply SFAS No.158, net of tax of $2,407					(4,469)	(4,469)
Balance at December 31, 2006	7,895	988	53,201	128,652	(5,778)	177,063
Net income				15,627		15,627
Other comprehensive income					2,672	2,672
Cash dividends declared, $1.32 per share				(10,082)		(10,082)
Purchase of common stock	(584)	(73)	(6,877)	(11,699)		(18,649)
Stock options exercised, including related tax benefits	63	7	1,540			1,547
Shares issued pursuant to Employee Stock Purchase Plan	11	1	253			254
Expense related to employee stock purchase plan and stock options			59			59
Balance at December 31, 2007	7,385	923	48,176	122,498	(3,106)	168,491
Net income				4,395		4,395
Other comprehensive income					5,841	5,841
Cash dividends declared, $1.32 per share				(9,711)		(9,711)
Purchase of common stock	(43)	(5)	(281)	(763)		(1,049)
Stock options exercised, including related tax benefits	1		30			30
Shares issued pursuant to Employee Stock Purchase Plan	14	2	250			252
Expense related to employee stock purchase plan			47			47
Balance at December 31, 2008	7,357	$920	$48,222	$116,419	$2,735	$168,296
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Years Ended December 31, (In thousands)	2008	2007	2006
Cash Flows from Operating Activities
Net income	$4,395	$15,627	$21,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,642	7,477	5,826
Net accretion of investment security discounts:
Available for sale	(179)	(1,132)	(424)
Held to maturity		1	(25)
Provision for loan losses	5,321	3,638	965
Deferred income tax benefit	(2,046)	(1,807)	(1,848)
Noncash stock option expense	47	59	125
Mortgage loans originated for sale	(17,347)	(19,684)	(29,539)
Proceeds from sale of mortgage loans	16,185	21,081	26,973
Gains on sale of mortgage loans, net	(407)	(591)	(649)
Loss (gain) on sale of premises and equipment, net	17	89	(174)
(Gain) loss on sale of repossessed assets	(149)	(365)	376
Loss on sale of available for sale investment securities, net	166		195
Other-than-temporary impairment of investment securities	13,962
Decrease (increase) in accrued interest receivable	1,169	(1,602)	(3,450)
Income from company-owned life insurance	(1,225)	(1,242)	(1,301)
(Increase) decrease in other assets	(5,589)	1,968	1,422
(Decrease) increase in accrued interest payable	(634)	1,672	2,594
Increase (decrease) increase in other liabilities	432	(2,656)	4,409
Gain on sales of discontinued operations			(9,873)
Net cash provided by discontinued operating activities			1,390
Net cash provided by operating activities	20,760	22,533	18,364
Cash Flows from Investing Activities
Proceeds from maturities and calls of investment securities:
Available for sale	219,724	323,155	121,699
Held to maturity	2,030	3,943	5,847
Proceeds from sale of available for sale investment securities	34,055	20,009	19,263
Purchases of available for sale investment securities	(252,167)	(555,792)	(138,081)
Loans originated for investment, net of principal collected	(36,357)	(100,328)	(114,216)
Purchase of company-owned life insurance			(1,579)
Payment of prior year accrued purchase price-Citizens Bancorp, Inc.			(21,846)
Net cash acquired in purchase of Citizens National Bancshares, Inc.			1,066
Purchase of PNC Military Allotment operations, net of cash acquired		(1,943)
Purchase price refinements of previous acquisitions		50	(29)
Investment in unconsolidated trusts		(696)
Additions to mortgage servicing rights, net	(77)	(94)	(47)
Purchases of premises and equipment	(10,640)	(5,245)	(9,682)
Proceeds from sale of repossessed assets	6,348	3,473	6,149
Proceeds from sale of equipment	2,357	330	720
Net cash received on disposal of discontinued operations			47
Net cash provided by discontinued investing activities			9,384
Net cash used in investing activities	(34,727)	(313,138)	(121,305)
Cash Flows from Financing Activities
Net increase in deposits	120,018	8,407	123,728
Net (decrease) increase in federal funds purchased and other short-term borrowings	(3,281)	4,037	1,722
Proceeds from securities sold under agreements to purchase and other long-term debt	27,000	249,196	26,198
Repayments of securities sold under agreements to purchase and other long-term debt	(7,648)	(20,879)	(13,496)
Dividends paid on common stock	(9,720)	(11,118)	(9,553)
Purchase of common stock	(1,049)	(18,649)	(820)
Shares issued under Employee Stock Purchase Plan	252	254	223
Stock options exercised and related tax benefits	30	1,669	1,697
Net cash provided by discontinued financing activities			3,710
Net cash provided by financing activities	125,602	212,917	133,409
Net increase (decrease) in cash and cash equivalents	111,635	(77,688)	30,468
Less: net increase in cash and cash equivalents of discontinued operations			(4,658)
Net increase (decrease) in cash and cash equivalents from continuing operations	111,635	(77,688)	25,810
Cash and cash equivalents from continuing operations at beginning of year	79,140	156,828	131,018
Cash and cash equivalents from continuing operations at end of year	$190,775	$79,140	$156,828
(table continues on next page)

Supplemental Disclosures
Cash paid during the year for:
Interest	$55,764	$54,367	$42,685
Income taxes	6,600	9,854	4,900
Transfers from loans to repossessed assets	14,622	3,952	1,973
Cash dividend declared and unpaid at year-end	2,427	2,436	3,472
Issuance of 464 and 584 shares of common stock to acquire Citizens National Bancshares, Inc. and Citizens Bancorp, Inc., respectively			14,996
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

Principles of Consolidation and Nature of Operations
The consolidated financial statements include the accounts of Farmers Capital Bank Corporation (the “Company” or “Parent Company”), a financial holding company, and its bank and nonbank subsidiaries. Bank subsidiaries include Farmers Bank & Capital Trust Co. in Frankfort, KY and its significant wholly-owned subsidiaries Leasing One Corporation (“Leasing One”) and Farmers Capital Insurance Corporation (“Farmers Insurance”). Leasing One is a commercial leasing company in Frankfort, KY and Farmers Insurance is an insurance agency in Frankfort, KY; First Citizens Bank in Elizabethtown, KY; United Bank & Trust Co. (“United Bank”) in Versailles, KY which, during 2008, was the surviving company after the merger with two sister companies of Farmers Bank and Trust Company and Citizens Bank of Jessamine County; United Bank had one subsidiary at year-end 2008, EGT Properties, Inc. EGT Properties is involved in real estate management and liquidation for certain repossessed properties of United Bank; The Lawrenceburg Bank and Trust Company in Lawrenceburg, KY; Kentucky Banking Centers, Inc. in Glasgow, KY (“KBC”), which was sold during 2006; and Citizens Bank of Northern Kentucky, Inc. in Newport, KY (“Citizens Northern”); Citizens Northern had one subsidiary at year-end 2008, ENKY Properties, Inc. ENKY Properties is involved in real estate management and liquidation for certain repossessed properties of Citizens Northern.

The Company has four active nonbank subsidiaries, FCB Services, Inc. (“FCB Services”), Kentucky General Holdings, LLC (“Kentucky General”), FFKT Insurance Services, Inc. (“FFKT Insurance”), and EKT Properties, Inc. (“EKT”). FCB Services is a data processing subsidiary located in Frankfort, KY that provides services to the Company’s banks as well as unaffiliated entities. Kentucky General holds a 50% voting interest in KHL Holdings, LLC, which is the parent company of Kentucky Home Life Insurance Company. FFKT Insurance is a captive property and casualty insurance company insuring primarily deductible exposures and uncovered liability related to properties of the Company. EKT was created in 2008 to manage and liquidate certain real estate properties repossessed by the Company. In addition, the Company has three subsidiaries organized as Delaware statutory trusts that are not consolidated into its financial statements. These trusts were formed for the purpose of issuing trust preferred securities. All significant intercompany transactions and balances are eliminated in consolidation.

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

Reclassifications
Certain amounts in the accompanying consolidated financial statements presented for prior years have been reclassified to conform to the 2008 presentation. These reclassifications do not affect net income or total shareholders' equity as previously reported.

Segment Information
The Company provides a broad range of financial services to individuals, corporations, and others through its 37 banking locations throughout Central and Northern Kentucky. These services primarily include the activities of lending and leasing, receiving deposits, providing cash management services, safe deposit box rental, and trust activities. While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis.   Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Cash Flows
For purposes of reporting cash flows, cash and cash equivalents include the following: cash on hand, deposits from other financial institutions that have an initial maturity of less than 90 days when acquired by the Company, federal funds sold, and securities purchased under agreements to resell. Generally, federal funds sold and securities purchased under agreements to resell are purchased and sold for one-day periods.  Net cash flows are reported for loan, deposit , and short-term borrowing transactions.

Investment Securities
Investments in debt and equity securities are classified into three categories. Securities that management has the positive intent and ability to hold until maturity are classified as held to maturity. Securities that are bought and held specifically for the purpose of selling them in the near term are classified as trading securities. The Company had no securities classified as trading during 2008, 2007, or 2006. All other securities are classified as available for sale.  Securities are designated as available for sale if they might be sold before maturity. Securities classified as available for sale are carried at estimated market value. Unrealized holding gains and losses for available for sale securities are reported net of deferred income taxes in other comprehensive income.  Investments classified as held to maturity are carried at amortized cost.

Interest income includes amortization and accretion of purchase premiums or discounts. Premiums and discounts on securities are amortized using the interest method over the expected life of the securities without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Realized gains and losses on the sales of securities are recorded on the trade date and computed on the basis of specific identification of the adjusted cost of each security and are included in noninterest income.

A decline in the market value of any available for sale or held to maturity security below cost that is deemed other-than-temporary results in a charge to earnings and the establishment of a new cost basis for the security. In estimating other-than-temporary losses, management considers each of the following: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. Federal Home Loan Bank (“FHLB”) and Federal Reserve Board stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

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

Loans Held for Sale
The Company’s operations include a limited amount of mortgage banking. Mortgage banking activities include the origination of fixed-rate residential mortgage loans for sale to various third-party investors. Mortgage loans originated and intended for sale in the secondary market, principally under programs with the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, and other commercial lending institutions are carried at the lower of cost or estimated market value determined in the aggregate and included in net loans on the balance sheet until sold. These loans are sold with the related servicing rights either retained or released by the Company depending on the economic conditions present at the time of origination. Mortgage loans held for sale included in net loans totaled $2,732,000 and $1,386,000 at December 31, 2008 and December 31, 2007, respectively. Mortgage banking revenues, including origination fees, servicing fees, net gains or losses on sales of mortgages, and other fee income were .4%, .6%, and .8%, of the Company’s total revenue for the years ended December 31, 2008, 2007, and 2006, respectively.

Provision and Allowance for Loan Losses
The provision for loan losses represents charges made to earnings to maintain an allowance for loan losses at an adequate level based on credit losses specifically identified in the loan portfolio, as well as management’s best estimate of probable incurred loan losses in the remainder of the portfolio at the balance sheet date. The allowance for loan losses is a valuation allowance increased by the provision for loan losses and decreased by net charge-offs. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

The risk-rated methodology includes segregating watch list and past due loans from the general portfolio and allocating specific amounts to these loans depending on their status. For example, watch list loans, which may be identified by the internal loan review risk-rating system or by regulatory examiner classification, are assigned a certain loss percentage while loans past due 30 days or more are assigned a different loss percentage. Each of these percentages considers past experience as well as current factors. The remainder of the general loan portfolio is segregated into three components having similar risk characteristics as follows:  commercial loans, consumer loans, and real estate loans. Each of these components is assigned a loss percentage based on their respective three year historical loss percentage. Additional allocations to the allowance may then be made for subjective factors, such as those mentioned above, as determined by senior managers who are knowledgeable about these matters. During 2007, the Company further identified signs of deterioration in certain real estate development loans that continued into 2008 and specific allowances related to these loans were recorded.

The Company accounts for impaired loans in accordance with the SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition”. SFAS No. 114, as amended, requires that impaired loans be measured at the present value of expected future cash flows, discounted at the loan’s effective interest rate, at the loan’s observable market price, or at the fair value of the collateral if the loan is collateral dependent. A loan is impaired when full payment under the contractual terms is not expected. Generally, impaired loans are also in nonaccrual status. In certain circumstances, however, the Company may continue to accrue interest on an impaired loan. Cash receipts on impaired loans are typically applied to the recorded investment in the loan, including any accrued interest receivable. Loans that are part of a large group of smaller-balance homogeneous loans, such as residential mortgage, consumer, and smaller-balance commercial loans, are collectively evaluated for impairment and, accordingly, they are not separately identified for impairment disclosures.

Mortgage Servicing Rights
Mortgage servicing rights are recognized in other intangible assets on the Company’s consolidated balance sheet for the allocated cost of retained servicing rights on loans sold. Mortgage servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates. Any impairment of a grouping is reported as a valuation allowance. Capitalized mortgage servicing rights were $333,000 and $413,000 at December 31, 2008 and 2007. No impairment of the asset was determined to exist on either of these dates.

Fair Value of Financial Instruments
Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 19.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.

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

Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from business acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which range between seven and 10 years.

Other Real Estate
Other real estate owned and held for sale, included with other assets in the accompanying consolidated balance sheets, includes properties acquired by the Company through actual loan foreclosures. Other real estate owned is carried at the lower of cost or fair value less estimated costs to sell. Fair value is the amount that the Company could reasonably expect to receive in a current sale between a willing buyer and a willing seller, other than in a forced or liquidation sale. Fair value of assets is measured by the market value based on comparable sales. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs after acquisition are expensed. Other real estate owned included in the consolidated balance sheets was $14,446,000 and $6,044,000 at December 31, 2008 and 2007, respectively.

Income Taxes
Income tax expense is the total of current year income tax due or refundable and the change in deferred tax assets and liabilities, except for the deferred tax assets and liabilities related to business combinations or components of other comprehensive income. Deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

The Company files a consolidated federal income tax return with its subsidiaries. Federal income tax expense or benefit has been allocated to subsidiaries on a separate return basis.

Premises and Equipment
Premises, equipment, and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation is computed primarily on the straight-line method over the estimated useful lives generally ranging from two to seven years for furniture and equipment and generally ten to 40 years for buildings and related components. Leasehold improvements are amortized over the shorter of the estimated useful lives or terms of the related leases on the straight-line method. Maintenance, repairs, and minor improvements are charged to operating expenses as incurred and major improvements are capitalized. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in noninterest income. Land is carried at cost.

Company-owned Life Insurance
The Company has purchased life insurance policies on certain key employees with their knowledge and written consent. In accordance with Emerging Issues Task Force (“EITF”) 06-05, Company-owned life insurance is recorded at its cash surrender value, i.e. the amount that can be realized under the insurance contract, on the consolidated balance sheet. The related change in cash surrender value and proceeds received under the policies are reported on the consolidated statement of income under the caption “Income from company-owned life insurance”.

Net Income Per Common Share
Basic net income per common share is determined by dividing net income by the weighted average total number of shares of common stock outstanding. Diluted net income per common share is determined by dividing net income by the total weighted average number of shares of common stock outstanding, plus the total weighted average number of shares that would be issued upon exercise of dilutive stock options assuming proceeds are used to repurchase shares pursuant to the treasury stock method. Net income per common share computations were as follows at December 31, 2008, 2007, and 2006.

(In thousands, except per share data) Years Ended December 31,	2008	2007	2006

Net income, basic and diluted	$4,395	$15,627	$21,372

Average shares outstanding	7,357	7,706	7,511
Effect of dilutive stock options			15
Average diluted shares outstanding	7,357	7,706	7,526

Net income per share, basic	$.60	$2.03	$2.85
Net income per share, diluted	.60	2.03	2.84

Income from continuing operations, basic and diluted	$4,395	$15,627	$13,665

Income per share from continuing operations, basic	$.60	$2.03	$1.82
Income per share from continuing operations, diluted	.60	2.03	1.82

Income from discontinued operations, basic and diluted	$0	$0	$7,707

Income per share from discontinued operations, basic	$0	$0	$1.03
Income per share from discontinued operations, diluted	0	0	1.02

Stock options for 59,621 shares of common stock were not included in the determination of dilutive earnings per share for each year in the three-year period ending December 31, 2008 because they were antidilutive.

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

Equity
Outstanding shares purchased by the Company are retired. When shares are purchased, the Company allocates a portion of the purchase price of the shares that are retired to each of the following balance sheet line items: common stock, capital surplus, and retained earnings.

Trust Assets
Assets of the Company’s trust departments, other than cash on deposit at our subsidiaries, are not included in the accompanying financial statements because they are not assets of the Company.

Transfers of Financial Assets
Transfers of financial assets are accounted for as sales when control over the assets has been relinquished.  Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Long-term Assets
Premises and equipment, core deposit and other intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows.  If impaired, the assets are recorded at fair value

Stock-Based Compensation
The Company recognizes compensation cost for its Employee Stock Purchase Plan (“ESPP”) and for stock options granted based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of ESPP and stock option awards. Compensation cost is recognized over the required service period, generally defined as the vesting period, on a straight-line basis.

The Company’s ESPP was approved by its shareholders at the Company’s 2004 annual meeting. The purpose of the ESPP is to provide a means by which eligible employees may purchase, at a discount, shares of common stock of the Company through payroll withholding. The purchase price of the shares is equal to 85% of their fair market value on specified dates as defined in the plan. The ESPP was effective beginning July 1, 2004. There were 14,497, 10,557, and 8,161 shares issued under the plan during 2008, 2007, and 2006, respectively. Compensation expense related to the ESPP included in the accompanying statements of income was $47,000, $47000, and $42,000 in 2008, 2007, and 2006, respectively.

Following are the weighted average assumptions used and estimated fair market value for the ESPP, which is considered a compensatory plan under SFAS No. 123(R), “Share-based Payment”.

	ESPP
	2008	2007	2006
Dividend yield	4.24%	3.97%	3.88%
Expected volatility	24.1	15.3	14.0
Risk-free interest rate	1.85	4.75	4.70
Expected life (in years)	.25	.25	.25

Fair value	$4.05	$5.12	$5.75

Adoption of New Accounting Standards
Effective January 1, 2008 the Company adopted SFAS No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. Please refer to Note 19 for additional information related to the impact of adopting these Statements. In October 2008, the FASB issued Staff Position (“FSP”) 157-3, “Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active”.  This FSP clarifies the application of FAS 157 in a market that is not active.  The impact of adoption this FSP did not have a material impact on the Company’s consolidated financial position or results of operations.

Effective January 1, 2008, the Company adopted FASB EITF 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. This EITF Issue addresses accounting for separate agreements which split life insurance policy benefits between an employer and employee. The Issue requires the employer to recognize a liability for future benefits payable to the employee under these agreements. The effects of applying this issue must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. The Company currently does not have split-dollar life insurance policies. The adoption of this EITF Issue did not have an impact on the Company’s consolidated financial position or results of operations.

Effective November 15, 2008, the Company adopted SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. The hierarchy under SFAS No. 162 is as follows:

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

•
Implementation guides (Q&A's) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

The adoption of SFAS No. 162 did not have a material impact on the Company’s consolidated financial position or results of operations.

Recently Issued But Not Yet Effective Accounting Standards
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” and in May 2008 issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts”.

SFAS No. 141(R) establishes principals and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in an acquiree. The statement also provides guidance for recognizing and measuring goodwill or gain from a bargain purchase in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively for fiscal years beginning after December 15, 2008. The Company does not expect this statement to have a material impact on the Company’s consolidated results of operations or financial position upon adoption, although this will depend upon the nature of any future acquisitions..

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

In August 2006, Farmers Georgetown (prior to its merger with United Bank) entered into a definitive agreement to sell its Owingsville and Sharpsburg branches in Bath County (the “Branches”). The sale, which was completed on December 1, 2006, included deposits of $26,600,000, loans of $9,600,000, fixed assets of $818,000, and other assets of $1,800,000. The Company recorded a pretax gain on the sale of the Branches of $431,000.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the financial position and results of operations of KBC and Farmers Georgetown’s Branches were removed from the respective line items of the Company’s financial statements and presented separately as discontinued operations. Following is the  condensed combined statement of income for KBC and Farmers Georgetown’s Branches for the period indicated.

Condensed Combined Statement of Income – Discontinued Operations
(In thousands)	Eleven months ended November 30, 2006
Interest income	$9,008
Interest expense	3,696
Net interest income	5,312
Provision for loan losses	17
Noninterest income	1,272
Noninterest expense	4,597
Income tax expense	679
Net income	$1,291

3. Investment Securities

The following summarizes the amortized cost and estimated fair values of the securities portfolio at December 31, 2008.  The summary is divided into available for sale and held to maturity securities.

	Amortized	Gross	Gross	Estimated
December 31, 2008 (In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$34,068	$507	$8	$34,567
Obligations of states and political subdivisions	89,268	1,894	324	90,838
Mortgage-backed securities	364,563	10,771	7	375,327
U.S. Treasury securities	10,218	38		10,256
Money market mutual funds	374			374
Corporate debt securities	19,265		5,274	13,991
Equity securities	8,942			8,942
Total securities – available for sale	$526,698	$13,210	$5,613	$534,295
Held To Maturity
Obligations of states and political subdivisions	$1,814	$9	$156	$1,667

The following summarizes the amortized cost and estimated fair values of the securities portfolio at December 31, 2007.

	Amortized	Gross	Gross	Estimated
December 31, 2007 (In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$88,226	$332	$36	$88,522
Obligations of states and political subdivisions	93,430	1,165	414	94,181
Mortgage-backed securities	343,189	1,042	1,055	343,176
U.S. Treasury securities	863			863
Money market mutual funds	1,396			1,396
Corporate debt securities	5,792		660	5,132
Equity securities	9,363			9,363
Total securities – available for sale	$542,259	$2,539	$2,165	$542,633
Held To Maturity
Obligations of states and political subdivisions	$3,844	$19	$0	$3,863

The amortized cost and estimated fair value of the securities portfolio at December 31, 2008, by contractual maturity, are detailed below. The summary is divided into available for sale and held to maturity securities. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities in the available for sale portfolio consist primarily of restricted FHLB and Federal Reserve Board stocks, which have no stated maturity and are not included in the maturity schedule that follows.

Mortgage-backed securities are stated separately due to the nature of payment and prepayment characteristics of these securities, as principal is not due at a single date.

	Available For Sale		Held To Maturity
	Amortized	Estimated	Amortized	Estimated
December 31, 2008 (In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$17,293	$17,397	$789	$798
Due after one year through five years	65,149	66,519
Due after five years through ten years	30,879	31,493
Due after ten years	39,872	34,617	1,025	869
Mortgage-backed securities	364,563	375,327
Total	$517,756	$525,353	$1,814	$1,667

Gross gains of $713,000, $0, and $26,000 in 2008, 2007, and 2006, respectively, were realized on the sale of investment securities. Gross losses of $879,000, $0, and $221,000 were realized during 2008, 2007, and 2006, respectively. Gross losses for 2008 include $766,000 related to the sale of preferred stock investments in Federal National Mortgage Association and Federal Home Loan Mortgage Corporation (“GSE’s”).

Investment securities with a carrying value of $428,074,000 and $461,593,000 at December 31, 2008 and 2007 were pledged to secure public and trust deposits, repurchase agreements, and for other purposes.

Investment securities with unrealized losses at year-end 2008 and 2007 not recognized in income are presented in the tables below. The tables segregate investment securities that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or more. The table also includes the fair value of the related securities.

	Less than 12 Months		12 Months or More		Total
December 31, 2008 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$2,237	$8			$2,237	$8
Obligations of states and political subdivisions	8,870	404	$6,545	$76	15,415	480
Mortgage-backed securities	4,417	6	410	1	4,827	7
Corporate debt securities	10,573	2,500	3,029	2,774	13,602	5,274
Total	$26,097	$2,918	$9,984	$2,851	$36,081	$5,769

	Less than 12 Months		12 Months or More		Total
December 31, 2007 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$999	$4	$11,159	$33	$12,158	$37
Obligations of states and political subdivisions	7,734	82	21,323	331	29,057	413
Mortgage-backed securities	11,004	46	45,740	1,009	56,744	1,055
Corporate debt securities	5,132	660			5,132	660
Total	$24,869	$792	$78,222	$1,373	$103,091	$2,165

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

Other than the corporate debt securities, the Company attributes the unrealized losses mainly to increases in market interest rates over the yield available at the time the underlying securities were purchased and does not expect to incur a loss unless the securities are sold prior to maturity. Corporate debt securities consist primarily of single-issuer trust preferred capital securities issued by national and global financial services firms. The unrealized loss on corporate debt securities is primarily attributed to the general decline in financial markets that occurred during 2008. Overall market declines, particularly that of banking and financial institutions, are a result of significant stress throughout the regional and national economy. Securities with unrealized losses held in the Company’s portfolio are currently performing according to their contractual terms. Management has the intent and ability to hold these securities for the foreseeable future. The fair value is expected to recover as the securities approach their maturity or repricing date or if market yields for such investments decline. The Company does not believe any of the securities are impaired due to reasons of credit quality or other factors.

During the third quarter of 2008, the Company recorded a non-cash other-than-temporary impairment pre-tax charge of $14.0 million related to its GSE preferred stock investments. This impairment charge resulted from a sharp decline in market value of the GSE investments that occurred after the announcement that the GSE’s were suspending dividend payments and being placed into conservatorship by the Federal Housing Finance Agency. Rating agencies also downgraded the preferred stocks of the GSE’s to below investment grade. During the fourth quarter of 2008 the Company sold its entire holdings of GSE preferred stocks for an additional $766,000 loss.

4. Loans

Major classifications of loans are summarized as follows.

December 31, (In thousands)	2008	2007
Commercial, financial, and agricultural	$144,788	$154,015
Real estate – construction	260,524	254,788
Real estate mortgage – residential	444,487	405,992
Real estate mortgage – farmland and other commercial enterprises	390,424	394,900
Installment loans	45,135	52,028
Lease financing	30,234	34,109
Total loans	1,315,592	1,295,832
Less unearned income	(3,012)	(3,847)
Total loans, net of unearned income	$1,312,580	$1,291,985

Loans to directors, executive officers, and principal shareholders (including loans to affiliated companies of which they are principal owners) and loans to members of the immediate family of such persons were $23,574,000 and $29,275,000 at December 31, 2008 and 2007, respectively. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectibility. An analysis of the activity with respect to these loans is presented in the table below.

(In thousands)	Amount
Balance, December 31, 2007	$29,275
New loans	9,610
Repayments	(11,256)
Loans no longer meeting disclosure requirements, new loans meeting disclosure requirements, and other adjustments, net	(4,055)
Balance, December 31, 2008	$23,574

5. Allowance for Loan Losses

Activity in the allowance for loan losses was as follows.

Years Ended December 31, (In thousands)	2008	2007	2006
Balance, beginning of year	$14,216	$11,999	$11,069
Acquisition of Citizens National Bancshares, Inc.			1,066
Provision for loan losses	5,321	3,638	965
Recoveries	1,833	733	678
Loans charged off	(4,542)	(2,154)	(1,779)
Balance, end of year	$16,828	$14,216	$11,999

The Company's charge-off policy for impaired loans does not differ from the charge-off policy for loans outside the definition of SFAS No. 114. Loans that are delinquent in excess of 120 days are charged off unless the collateral securing the debt is of such value that any loss appears to be unlikely.

Individually impaired loans were as follows for the dates indicated.

Years Ended December 31, (In thousands)	2008	2007
Year-end loans with no allocated allowance for loan losses	$4,684	$1,877
Year-end loans with allocated allowance for loan losses	43,670	28,127
Total	$48,354	$30,004

Amount of the allowance for loan losses allocated	$3,619	$1,834

Years Ended December 31, (In thousands)	2008	2007	2006
Average of individually impaired loans during year	$34,364	$13,037	$5,151
Interest income recognized during impairment	1,070	1,382	323
Cash-basis interest income recognized	880	683

Nonperforming loans were as follows.

December 31, (In thousands)	2008	2007
Nonaccrual loans	$21,545	$18,073
Loans past due 90 days or more and still accruing	3,913	2,977
Total nonperforming loans	$25,458	$21,050

6. Premises and Equipment

Premises and equipment consist of the following.

December 31, (In thousands)	2008	2007
Land, buildings, and leasehold improvements	$54,564	$48,767
Furniture and equipment	20,607	20,180
Total premises and equipment	75,171	68,947
Less accumulated depreciation and amortization	(32,125)	(30,284)
Premises and equipment, net	$43,046	$38,663

Depreciation and amortization of premises and equipment was $3,883,000, $3,938,000, and $3,617,000 in 2008, 2007, and 2006, respectively.

7. Deposit Liabilities

At December 31, 2008 the scheduled maturities of time deposits were as follows.

(In thousands)	Amount
2009	$557,787
2010	183,698
2011	37,838
2012	57,026
2013	9,372
Thereafter	4,773
Total	$850,494

Time deposits of $100,000 or more at December 31, 2008 and 2007 were $302,215,000 and $252,503,000, respectively.  Interest expense on time deposits of $100,000 or more was $11,575,000, $11,869,000, and $6,865,000 for 2008, 2007, and 2006, respectively.

Deposits from directors, executive officers, and principal shareholders (including deposits from affiliated companies of which they are principal owners) and deposits from members of the immediate family of such persons were $28,100,000 and $40,751,000 at December 31, 2008 and 2007, respectively. Such deposits were accepted in the normal course of business on substantially the same terms as those prevailing at the time for comparable transactions with other customers.

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

December 31, (Dollars in thousands)	2008	2007
Federal funds purchased and securities sold under agreement to repurchase	$73,187	$80,315
Overnight FHLB advances	3,500
Other	787	440
Total short-term	$77,474	$80,755

Average balance during the year	$81,180	$97,192
Maximum month-end balance during the year	125,096	155,362
Average interest rate during the year	2.20%	4.63%
Average interest rate at year-end	.74	3.71

9. Term Securities Sold Under Agreements to Repurchase and Other Long-term Borrowings

Long-term securities sold under agreements to repurchase and other borrowings represent borrowings with an original maturity of one year or more. The table below displays a summary of the ending balance and average rate for borrowed funds on the dates indicated.

		Average		Average
December 31, (Dollars in thousands)	2008	Rate	2007	Rate
FHLB advances	$86,116	3.85%	$66,526	4.65%
Subordinated notes payable	48,970	5.94	48,970	6.71
Securities sold under agreements to repurchase	200,000	3.95	200,000	3.95
Other	575	2.32	813	2.32
Total long-term	$335,661	4.21%	$316,309	4.52%

Long-term FHLB advances are made pursuant to several different credit programs, which have their own interest rates and range of maturities. Interest rates on FHLB advances totaling $81,116,000 are fixed and range between 2.60% and 6.90%, averaging 4.04%, over a remaining maturity period of up to 12 years as of December 31, 2008. Long-term FHLB borrowings totaling $20,000,000 at year-end 2008 are callable quarterly. Interest rates on FHLB advances totaling $5,000,000 are floating at prime minus 235 basis points, mature in 2011, and may be prepaid without penalty on a semi-annual basis. Long-term FHLB advances of $10,000,000 are convertible to a floating interest rate. These advances may convert, at FHLB’s option, to a floating interest rate indexed to the three-month LIBOR only if LIBOR equals or exceeds 7%. At year-end 2008, three-month LIBOR was at 1.43%.

For FHLB advances, the subsidiary banks pledge FHLB stock and fully disbursed, otherwise unencumbered, 1-4 family first mortgage loans as collateral for these advances as required by the FHLB. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to an additional $40,608,000 at year-end 2008. In addition, the Company has a $15,000,000 unsecured line of credit with an unrelated financial institution available for general corporate purposes. This line of credit matures in June 2009 and bears interest at three-month LIBOR plus 140 basis points.

During 2005 the Company completed two private offerings of trust preferred securities through two separate Delaware statutory trusts sponsored by the Company.  Farmers Capital Bank Trust I (“Trust I”) sold $10,000,000 of preferred securities and Farmers Capital Bank Trust II (“Trust II”) sold $15,000,000 of preferred securities.  The proceeds from the offerings were used to fund the cash portion of the acquisition of Citizens Bancorp, Inc., the parent company of Citizens Northern.

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

The subordinated notes to Trust I and Trust II mature in 2035 and in 2037 for Trust III, and bear a floating interest rate (current three-month LIBOR plus 150 basis points in the case of the notes held by Trust I, current three-month LIBOR plus 165 basis points in the case of the notes held by Trust II, and current three-month LIBOR plus 132 basis points in the case of the notes held by Trust III).  Interest on the notes is payable quarterly. Interest payments to the Trusts and distributions to preferred shareholders by the Trusts may be deferred for 20 consecutive quarterly periods.

The subordinated notes are redeemable in whole or in part, without penalty, at the Company’s option on or after September 30, 2010 and mature on September 30, 2035 with respect to Trust I and Trust II.  For Trust III, the subordinated notes are redeemable in whole or in part, with out penalty, at the Company’s option on or after November 1, 2012. The notes are junior in right of payment of all present and future senior indebtedness. At December 31, 2008 and 2007 the balance of the subordinated notes payable to Trust I, Trust II, and Trust III was $10,310,000, $15,464,000, and $23,196,000, respectively. The interest rates in effect as of the last determination date in 2008 were 5.26%, 5.41%, and 6.60% for Trust I, Trust II, and Trust III, respectively. For 2007 these rates were 6.73%, 6.88%, and 6.60% for Trust I Trust II, and Trust III, respectively.

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

During 2007, the Company entered into a balance sheet leverage transaction whereby it borrowed $200,000,000 in multiple fixed rate term repurchase agreements with an initial weighted average cost of 3.95% and invested the proceeds in Government National Mortgage Association (“GNMA”) bonds, which were pledged as collateral. The Company is required to secure the borrowed funds by GNMA bonds valued at 106% of the outstanding principal balance. The borrowings have maturity dates ranging from November 2010 to November 2017, with a weighted average remaining maturity of 5.9 years. At December 31, 2008 $100,000,000 of the borrowings are callable quarterly, with an additional $50,000,000 callable during 2009 and the remaining $50,000,000 callable quarterly beginning in 2012. The repurchase agreements are held by each of the Company’s subsidiary banks and are guaranteed by the Parent Company.

Maturities of long-term borrowings at December 31, 2008 are as follows.

(In thousands)	Amount
2009	$13,730
2010	59,693
2011	22,523
2012	61,388
2013	2,167
Thereafter	176,160
Total	$335,661

10. Income Taxes

The components of income tax expense are as follows.

Continuing Operations

December 31, (In thousands)	2008	2007	2006
Currently payable	$832	$6,094	$5,208
Deferred	(2,046)	(1,807)	(1,848)
Total applicable to continuing operations	(1,214)	4,287	3,360
Deferred tax (credited) charged to components of shareholders’ equity:
Unfunded status of postretirement benefits	617	(139)	1,664
Net unrealized securities gains	2,528	836	237
Total income taxes from continuing operations	$1,931	$4,984	$5,261

Discontinued Operations

December 31, (In thousands)	2006
Currently payable	$4,287
Deferred	(152)
Total applicable to discontinued operations	4,135
Deferred tax charged to components of shareholders’ equity:
Net unrealized securities gains	90
Total income taxes from discontinued operations	$4,225

An analysis of the difference between the effective income tax rates and the statutory federal income tax rate follows.

Continuing Operations

December 31,	2008	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%
Changes from statutory rates resulting from:
Tax-exempt interest	(48.1)	(8.1)	(9.7)
Nondeductible interest to carry tax-exempt obligations	5.7	1.1	1.2
Tax credits	(14.6)	(2.7)	(3.8)
Premium income not subject to tax	(9.2)	(1.9)	(2.4)
Company-owned life insurance	(13.5)	(2.1)	(2.4)
Dividend exclusion	(4.8)
Other, net	11.3	.2	1.8
Effective tax rate on pretax income from continuing operations	(38.2)%	21.5%	19.7%

Discontinued Operations

December 31,	2006
Federal statutory rate	35.0%
Changes from statutory rates resulting from:
Tax-exempt interest	(.7)
Nondeductible interest to carry tax-exempt obligations	.1
Company-owned life insurance	(.2)
Other, net	.7
Effective tax rate on pretax income from discontinued operations	34.9%

The tax effects of the significant temporary differences that comprise deferred tax assets and liabilities at December 31, 2008 and 2007 follows.

December 31, (In thousands)	2008	2007
Assets
Allowance for loan losses	$5,901	$4,891
Deferred directors’ fees	263	242
Postretirement benefit obligations	3,727	3,894
Other real estate owned	82	89
Self-funded insurance	175	269
Paid time off	712	614
Alternative minimum tax credits	587
Low income housing credits	193
Other	39	45
Total deferred tax assets	11,679	10,044
Liabilities
Depreciation	564	533
Unrealized gains on available for sale investment securities, net	2,659	131
Life insurance income	144	92
Prepaid expenses	664	636
Discount on investment securities	1,111	1,012
Deferred loan fees	1,209	1,197
Lease financing operations	1,886	1,502
Intangibles	2,177	2,577
Total deferred tax liabilities	10,414	7,680
Net deferred tax asset	$1,265	$2,364

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2008.

The Company had no unrecognized tax benefits as of December 31, 2008 and 2007, and did not recognize any increase in unrecognized benefits during 2008 relative to any tax positions taken in 2008. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income tax expense accounts; no such accruals existed as of December 31, 2008 or 2007. The Company files U.S. federal and various state income tax returns. The Company is no longer subject to income tax examinations by taxing authorities for the years before 2004.

11.  Retirement Plans

The Company maintains a salary savings plan that covers substantially all employees. The Company matches all eligible voluntary tax deferred employee contributions up to 6% of the participant's compensation. The Company may, at the discretion of the Board, contribute an additional amount based upon a percentage of covered employees' salaries. The Company did not make a discretionary contribution during 2008. The Company made a 2% discretionary contribution to the plan during 2007 and a 4% discretionary contribution in 2006. Discretionary contributions are allocated among participants in the ratio that each participant’s compensation bears to all participants’ compensation. Eligible employees are presented with various investment alternatives related to the salary savings plan. Those alternatives include various stock and bond mutual funds that vary from traditional growth funds to more stable income funds. Company shares are not an available investment alternative in the salary savings plan.

The Company previously maintained an Employee Stock Ownership Plan (“ESOP”) for its employees. During 2007, the Company terminated the ESOP. Participants in the ESOP had various options upon termination of the plan, including liquidating Company stock and rolling over the proceeds into the Company’s salary savings plan. There were no contributions to the ESOP in any of the years in the three-year period ended December 31, 2008. The fair market value of Company shares held by the ESOP at the date of termination was $2,173,000. The fair market value of Company shares held by the ESOP at year-end 2006 was $2,459,000.

In connection with the acquisition of Citizens Northern, the Company acquired a nonqualified supplemental retirement plan for certain key employees. Benefits provided under this plan are unfunded, and payments to plan participants are made by the Company.

The following schedules set forth a reconciliation of the changes in the plans benefit obligation and funded status for the years ended December 31, 2008 and 2007.

(In thousands)	2008	2007
Change in Benefit Obligation
Obligation at beginning of year	$462	$561
Service cost	33	31
Interest cost	26	32
Actuarial gain	(18)	(157)
Benefit payments	(5)	(5)
Obligation at end of year	$498	$462

The following table provides disclosure of the net periodic benefit cost as of December 31 for the years indicated.

(In thousands)	2008	2007
Service cost	$33	$31
Interest cost	26	32
Recognized net actuarial loss	8	22
Net periodic benefit cost	$67	$85
Major assumptions:
Discount rate	6.00%	5.75%

The following table presents estimated future benefit payments in the period indicated.

(In thousands)	Supplemental Retirement Plan
2009	$5
2010	5
2011	5
2012	5
2013	49
2014-2018	435
Total	$504

Amounts recognized in accumulated other comprehensive loss as of December 31, 2008 and 2007 are as follows.

(In thousands)	2008	2007
Unrecognized net actuarial loss	$99	$125
Total	$99	$125

The estimated costs that will be amortized from accumulated other comprehensive loss into net periodic cost over the next fiscal year are as follows.

(In thousands)	Supplemental Retirement Plan
Unrecognized net actuarial loss	$6
Total	$6

The total retirement plan expense for 2008, 2007, and 2006 was $1,107,000, $1,486,000, and $1,427,000, respectively.

12.  Common Stock Options

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

Effective January 1, 2006 the Company adopted SFAS No. 123(R) using the modified prospective transition method. Accordingly, the Company has recorded stock-based employee compensation cost using the fair value method starting in 2006. For 2006, adopting this

Standard resulted in a reduction of income before taxes of $154,000, a reduction in net income of $100,000, and a decrease in basic and diluted earnings per share (continuing operations) of $.01.

The Plan provides for the granting of options to purchase up to 450,000 shares of the Company’s common stock at a price equal to the fair market value of the Company’s common stock on the date the option is granted. The term of the options expires after ten years from the date on which the options are granted. Options granted under the Plan vest ratably over various time periods ranging from three to seven years. All options granted must be held for a minimum of one year before they can be exercised. Forfeited options are available for the granting of additional stock options under the Plan. Options forfeited from the initial grant in 1997 were used to grant options during 2000 and 2004. At December 31, 2008 there were 10,363 options available for future grants under the Plan.

A summary of the activity in the Company’s Plan for 2008 is presented below.

	2008
		Weighted
		Average
	Shares	Price
Outstanding at January 1	62,621	$32.66
Exercised	(1,000)	29.75
Forfeited	(2,000)	34.80
Outstanding at December 31	59,621	$32.63

Options exercisable at year-end	59,621	$32.63

Options outstanding at year-end 2008 were as follows.

	Outstanding			Exercisable
		Weighted Average
		Remaining Contractual	Weighted Average		Weighted Average
Exercise Price	Number	Life (Years)	Exercise Price	Number	Exercise Price
$29.75	25,572	1.00	$29.75	25,572	$29.75
$34.80	34,049	5.83	34.80	34,049	34.80
Outstanding at year-end	59,621	3.76	$32.63	59,621	$32.63

The aggregate intrinsic value for options outstanding and options exercisable at December 31, 2008 was zero since the exercise price of all options was in excess of the market price of the Company’s stock.

The following table presents further information regarding the Company’s stock option Plan during each of the years indicated.

(In thousands)	2008	2007	2006
Tax benefit realized from options exercised	$0	$123	$168
Total intrinsic value of options exercised	1	353	479
Cash received from options exercised	30	1,546	1,529

There were no modifications or cash paid to settle stock option awards during 2008, 2007, or 2006. There were no options granted in 2008, 2007, or 2006.

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

The following schedules set forth a reconciliation of the changes in the plans benefit obligation and funded status for the years ended December 31, 2008 and 2007.

(In thousands)	2008	2007
Change in Benefit Obligation
Obligation at beginning of year	$11,003	$11,164
Service cost	442	441
Interest cost	622	632
Actuarial gain	(1,244)	(981)
Participant contributions	64	55
Benefit payments	(337)	(308)
Obligation at end of year	$10,550	$11,003

The following table provides disclosure of the net periodic benefit cost as of December 31 for the years indicated.

(In thousands)	2008	2007
Service cost	$442	$441
Interest cost	622	632
Amortization of transition obligation	101	101
Recognized prior service cost	299	299
Recognized net actuarial loss	93	162
Net periodic benefit cost	$1,557	$1,635
Major assumptions:
Discount rate	6.00%	5.75%
Retiree participation rate (Plan 1)	100.00	100.00
Retiree participation rate (Plan 2)	72.00	72.00

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. For measurement purposes, the rate of increase in pre-Medicare medical care claims costs was 8% and 7% in 2009 and 2010, respectively, then grading down by .5% annually to 5% for 2014 and thereafter. For dental claims cost, it was 5% for 2009 and thereafter. A 1% change in the assumed health care cost trend rates would have the following incremental effects:

(In thousands)	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$222	$(171)
Effect on accumulated postretirement benefit obligation	1,959	(1,558)

The following table presents estimated future benefit payments in the period indicated.

(In thousands)	Postretirement Medical Benefits
2009	$364
2010	391
2011	408
2012	420
2013	446
2014-2018	2,620
Total	$4,649

Amounts recognized in accumulated other comprehensive income (loss) as of December 31, 2008 and 2007 are as follows.

(In thousands)	2008	2007
Unrecognized net actuarial loss	$1,218	$2,554
Unrecognized transition obligation	406	507
Unrecognized prior service cost	1,667	1,966
Total	$3,291	$5,027

The estimated costs that will be amortized from accumulated other comprehensive income (loss) into net periodic cost over the next fiscal year are as follows:

(In thousands)	Postretirement Medical Benefits
Unrecognized net actuarial loss	$80
Transition obligation	101
Unrecognized prior service cost	257
Total	$438

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

(In thousands)	Operating Leases	Capital Lease
2009	$699	$254
2010	447	254
2011	416	84
2012	295
2013	275
Thereafter	2,245
Total	$4,377	592
Less: amount representing interest		17
Long-term obligation under capital lease		$575

Rent expense was $727,000, $723,000, and $622,000 for 2008, 2007, and 2006, respectively.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Total commitments to extend credit were $184,379,000 and $233,498,000 at December 31, 2008 and 2007, respectively. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit, if deemed necessary by the Company, is based on management's credit evaluation of the counter-party. Collateral held varies, but may include accounts receivable, marketable securities, inventory, premises and equipment, residential real estate, and income producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The credit risk involved in issuing letters of credit is essentially the same as that received when extending credit to customers. The fair value of these instruments is not considered material for disclosure under FIN 45. The Company had $29,748,000 and $18,337,000 in irrevocable letters of credit outstanding at December 31, 2008 and 2007, respectively.

The contractual amount of financial instruments with off-balance sheet risk was as follows at year-end.

December 31,	2008		2007
(In thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit, including unused lines of credit	$56,337	$128,042	$75,053	$158,445
Standby letters of credit	5,751	23,997	14,982	3,355
Total	$62,088	$152,039	$90,035	$161,800

16.  Concentration of Credit Risk

The Company's bank subsidiaries actively engage in lending, primarily in their home counties around central and northern Kentucky and adjacent areas. Collateral is received to support these loans as deemed necessary. The more significant categories of collateral include cash on deposit with the Company's banks, marketable securities, income producing properties, commercial real estate, home mortgages, and consumer durables. Loans outstanding, commitments to make loans, and letters of credit range across a large number of industries and individuals. The obligations are significantly diverse and reflect no material concentration in one or more areas, other than most of the Company’s loans are in  Kentucky and thus significantly affected by changes in the Kentucky economy.

17.	Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. As of December 31, 2008, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material effect upon the consolidated financial statements of the Company.

18.	Regulatory Matters

Payment of dividends by the Company's subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. Generally, capital distributions are limited to undistributed net income for the current and prior two years, subject to the capital requirements described below. At December 31, 2008, combined retained earnings of the subsidiary banks were $44,274,000 of which $5,428,000 was available for the payment of dividends in 2009 without obtaining prior approval from bank regulatory agencies.

At December 31, 2008, interest bearing deposits from other banks include certain amounts that are held at the Federal Reserve Bank in accordance with reserve requirements specified by the Federal Reserve Board of Governors. Prior to 2008, amounts held at the Federal Reserve Bank were included in noninterest cash and due from banks. Since October 2008, these balances now earn interest. The reserve requirement was $17,877,000 and $16,872,000 at December 31, 2008 and 2007, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the tables below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). The Company believes that it and each of its subsidiary banks meet all capital adequacy requirements to which they are subject as of December 31, 2008.

As of December 31, 2008, the most recent notification from the FDIC categorized the banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the tables. There are no conditions or events since that notification that management believes have changed the institutions’ category.

The capital amounts and ratios of the consolidated Company and the banks are presented in the following tables.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
December 31, 2008 (Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$155,317	11.32%	$54,861	4.00%	N/A	N/A
Farmers Bank & Capital Trust Co.	37,001	10.55	14,026	4.00	$21,039	6.00%
The Lawrenceburg Bank & Trust Co.	11,665	9.34	4,995	4.00	7,492	6.00
First Citizens Bank	19,885	10.38	7,661	4.00	11,491	6.00
United Bank & Trust Co.	47,910	9.66	19,833	4.00	29,750	6.00
Citizens Bank of Northern Kentucky	18,356	9.67	7,594	4.00	11,390	6.00
Total Capital (to Risk-Weighted Assets)
Consolidated	$172,145	12.55%	$109,722	8.00%	N/A	N/A
Farmers Bank & Capital Trust Co.	41,397	11.81	28,052	8.00	$35,066	10.00%
The Lawrenceburg Bank & Trust Co.	13,227	10.59	9,989	8.00	12,487	10.00
First Citizens Bank	21,448	11.20	15,321	8.00	19,151	10.00
United Bank & Trust Co.	54,074	10.91	39,667	8.00	49,583	10.00
Citizens Bank of Northern Kentucky	20,390	10.74	15,187	8.00	18,984	10.00
Tier 1 Capital (to Average Assets)
Consolidated	$155,317	7.37%	$84,256	4.00%	N/A	N/A
Farmers Bank & Capital Trust Co.	37,001	6.05	24,468	4.00	$30,585	5.00%
The Lawrenceburg Bank & Trust Co.	11,665	5.00	9,336	4.00	11,670	5.00
First Citizens Bank	19,885	7.49	10,618	4.00	13,272	5.00
United Bank & Trust Co.	47,910	6.37	30,081	4.00	37,601	5.00
Citizens Bank of Northern Kentucky	18,356	7.28	10,082	4.00	12,602	5.00

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
December 31, 2007 (Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$157,146	11.55%	$54,405	4.00%	N/A	N/A
Farmers Bank & Capital Trust Co.	34,058	9.90	13,764	4.00	$20,646	6.00%
The Lawrenceburg Bank & Trust Co.	11,211	9.30	4,820	4.00	7,230	6.00
First Citizens Bank	16,929	10.01	6,767	4.00	10,151	6.00
United Bank & Trust Co.	50,612	9.44	21,452	4.00	32,177	6.00
Citizens Bank of Northern Kentucky	17,891	9.86	7,256	4.00	10,884	6.00
Total Capital (to Risk-Weighted Assets)
Consolidated	$171,362	12.60%	$108,809	8.00%	N/A	N/A
Farmers Bank & Capital Trust Co.	38,342	11.14	27,528	8.00	$34,410	10.00%
The Lawrenceburg Bank & Trust Co.	12,570	10.43	9,640	8.00	12,050	10.00
First Citizens Bank	18,334	10.84	13,534	8.00	16,918	10.00
United Bank & Trust Co.	56,324	10.50	42,903	8.00	53,629	10.00
Citizens Bank of Northern Kentucky	19,347	10.67	14,512	8.00	18,140	10.00
Tier 1 Capital (to Average Assets)
Consolidated	$157,146	8.08%	$77,828	4.00%	N/A	N/A
Farmers Bank & Capital Trust Co.	34,058	5.56	24,511	4.00	$30,639	5.00%
The Lawrenceburg Bank & Trust Co.	11,211	5.87	7,635	4.00	9,544	5.00
First Citizens Bank	16,929	7.09	9,548	4.00	11,934	5.00
United Bank & Trust Co.	50,612	6.93	29,197	4.00	36,497	5.00
Citizens Bank of Northern Kentucky	17,891	7.98	8,964	4.00	11,205	5.00

19. Fair Value Measurements

Effective January 1, 2008 the Company adopted SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value, but does not require any new fair value measurements. The Company applied SFAS No. 157 prospectively as of the beginning of the year. SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value. The Company has not elected the fair value option for any financial assets or liabilities.

In February 2008, the FASB issued Staff Position FSP 157-2, “Effective Date of FASB Statement No. 157”.  This FSP delays the effective date of SFAS No. 157  for all nonfinancial assets and nonfinancial liabilities, except those that  are  recognized  or  disclosed at fair value on a recurring basis (at least  annually)  to  fiscal  years  beginning after November 15, 2008, and interim periods within those fiscal years.

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

•
Investments in the Federal Reserve Bank, Federal Home Loan Bank, and other similar stock totaling $8.9 million at December 31, 2008 is carried at cost and not included in the table below, as they are outside the scope of SFAS No. 157.

Available for sale investment securities are the Company’s only balance sheet item that meets the disclosure requirements for instruments measured at fair value on a recurring basis. Disclosures are as follows in the table below.
		Fair Value Measurements at December 31, 2008 Using
(In thousands) Description	Fair Value December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for sale investment securities	$525,353	$10,256	$515,097	$0

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

For disclosures about assets and liabilities measured at fair value on a nonrecurring basis, the Company’s only current disclosure obligation consists of impaired loans. Loans are considered impaired when full payment under the contractual terms is not expected. In general, impaired loans are also on nonaccrual status. Impaired loans are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or at the fair value of the collateral based on recent appraisals if the loan is collateral dependent. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by appraisers to adjust for differences between the comparable sales and the income data available.

If the value of an impaired loan is less than the unpaid balance, the difference is credited to the allowance for loan losses with a corresponding charge to provision for loan losses. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of a loan is confirmed.

Impaired loans in the amount of $28.9 million have been written down to their estimated fair value of $25.7 million at December 31, 2008. The provision for loan losses for 2008 includes $2.0 million related to the impaired loans. Impaired loans are measured at fair value based on the underlying collateral and are considered level 3 inputs.

Fair Value of Financial Instruments

The following table presents the estimated fair values of the Company’s financial instruments made in accordance with the requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”. It excludes fair values presented elsewhere. SFAS No. 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet for which it is practicable to estimate that value. The estimated fair value amounts have been determined by the Company using available market information and present value or other valuation techniques. These derived fair values are subjective in nature, involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from the disclosure requirements. Accordingly, the aggregate fair value amounts presented are not intended to represent the underlying value of the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and Cash Equivalents, Accrued Interest Receivable, and Accrued Interest Payable
The carrying amount is a reasonable estimate of fair value.

Investment Securities Held to Maturity
Fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

FHLB and Similar Stock
Due to restrictions placed on its transferability, it is not practicable to determine fair value.

Loans
The fair value of loans is estimated by discounting the future cash flows using current discount rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposit Liabilities
The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date and fair value approximates carrying value. The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for certificates of deposit with similar remaining maturities.

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

The estimated fair values of the Company's financial instruments are as follows.

December 31,	2008		2007
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$190,775	$190,775	$79,140	$79,140
Investment securities:
FHLB and similar stock	8,942	N/A	9,363	N/A
Held to maturity	1,814	1,667	3,844	3,863
Loans, net	1,295,752	1,309,604	1,277,769	1,275,746
Accrued interest receivable	12,168	12,168	13,337	13,337

Liabilities
Deposits	1,594,115	1,601,567	1,474,097	1,475,010
Federal funds purchased and other short-term borrowings	77,474	77,474	80,755	80,755
Securities sold under agreements to repurchase and other long-term borrowings	286,691	311,259	267,339	272,396
Subordinated notes payable to unconsolidated trusts	48,970	18,518	48,970	37,857
Accrued interest payable	5,811	5,811	6,445	6,445

20.  Parent Company Financial Statements

Condensed Balance Sheets

December 31, (In thousands)	2008	2007
Assets
Cash on deposit with subsidiaries	$4,302	$14,974
Investment in subsidiaries	206,843	197,422
Other assets	11,298	11,115
Total assets	$222,443	$223,511
Liabilities
Dividends payable	$2,427	$2,436
Subordinated notes payable to unconsolidated trusts	48,970	48,970
Other liabilities	2,750	3,614
Total liabilities	54,147	55,020
Shareholders’ Equity
Common stock	920	923
Capital surplus	48,222	48,176
Retained earnings	116,419	122,498
Accumulated other comprehensive income (loss )	2,735	(3,106)
Total shareholders’ equity	168,296	168,491
Total liabilities and shareholders’ equity	$222,443	$223,511

Condensed Statements of Income

Years Ended December 31, (In thousands)	2008	2007	2006
Income
Dividends from subsidiaries	$9,566	$22,616	$9,086
Interest and other dividend income	60	64	74
Gain on sale of discontinued operations			9,442
Other noninterest income	3,217	3,170	2,732
Total income	12,843	25,850	21,334
Expense
Interest expense-subordinated notes payable to unconsolidated trusts	2,865	2,394	1,747
Interest expense on other borrowed funds		20	186
Noninterest expense	3,986	4,391	4,021
Total expense	6,851	6,805	5,954
Income before income tax benefit and equity in undistributed income of subsidiaries	5,992	19,045	15,380
Income tax (benefit) expense	(1,189)	(1,375)	2,321
Income before equity in undistributed income of subsidiaries	7,181	20,420	13,059
Equity in undistributed income of subsidiaries[1]	(2,786)	(4,793)	8,313
Net income	$4,395	$15,627	$21,372

1Includes $1,290 related to discontinued operations during 2006.

Condensed Statements of Cash Flows

Years Ended December 31, (In thousands)	2008	2007	2006
Cash Flows From Operating Activities
Net income	$4,395	$15,627	$21,372
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations			(9,442)
Equity in undistributed income of subsidiaries	2,786	4,793	(8,313)
Noncash stock option expense	5	13	52
Change in other assets and liabilities, net	(891)	(3,767)	3,925
Deferred income tax (benefit) expense	(67)	555	(742)
Net cash provided by operating activities	6,228	17,221	6,852
Cash Flows From Investing Activities
Proceeds from disposal of discontinued operations			19,875
Proceeds from sale of available for sale investment securities	1,000
Purchase of available for sale investment securities	(1,000)
Investment in unconsolidated trusts		(629)
Investment in nonbank subsidiaries	(4,051)
Investment in bank subsidiaries	(2,362)	(8,000)	(629)
Payment of prior year accrued purchase price-Citizens Bancorp, Inc.			(21,846)
Purchase of Citizens National Bancshares, Inc.			(15,041)
Purchase price refinements of previous acquisitions		50	(29)
Purchase of company-owned life insurance			(1,579)
Net cash used in investing activities	(6,413)	(8,579)	(19,249)
Cash Flows From Financing Activities
Proceeds from short-term borrowings		2,500	15,000
Repayment of short-term borrowings		(2,500)	(15,000)
Dividends paid	(9,720)	(11,118)	(9,553)
Purchase of common stock	(1,049)	(18,649)	(820)
Shares issued under Employee Stock Purchase Plan	252	254	223
Stock options exercised	30	1,546	1,529
Proceeds from long-term debt issued to unconsolidated trusts		23,196
Net cash used in financing activities	(10,487)	(4,771)	(8,621)
Net (decrease) increase in cash and cash equivalents	(10,672)	3,871	(21,018)
Cash and cash equivalents at beginning of year	14,974	11,103	32,121
Cash and cash equivalents at end of year	$4,302	$14,974	$11,103

21.	Quarterly Financial Data (Unaudited)

(In thousands, except per share data)
Quarters Ended 2008	March 31	June 30	Sept. 30[1]	Dec. 31
Interest income	$30,035	$29,037	$27,859	$26,989
Interest expense	15,280	13,686	13,085	13,079
Net interest income	14,755	15,351	14,774	13,910
Provision for loan losses	1,102	483	1,780	1,956
Net interest income after provision for loan losses	13,653	14,868	12,994	11,954
Noninterest income	6,387	6,191	(7,865)	5,097
Noninterest expense	14,380	14,392	14,879	16,447
Income (loss) before income taxes	5,660	6,667	(9,750)	604
Income tax expense (benefit)	1,284	1,767	(2,865)	(1,400)
Net income (loss)	$4,376	$4,900	$(6,885)	$2,004
Net income (loss) per common share – basic and diluted	$.59	$.67	$(.94)	$.27
Weighted average shares outstanding, basic and diluted	7,374	7,350	7,349	7,354

1The reduction in noninterest income and net income during the third quarter is mainly attributed to a $14.0 million non-cash other-than-temporary impairment write-down related to the Company’s investments in preferred stocks issued by Federal Home Loan Mortgage Corporation and Federal National Mortgage Association.

(In thousands, except per share data)
Quarters Ended 2007	March 31	June 30	Sept. 30	Dec. 31[1]
Interest income	$27,402	$28,511	$28,494	$29,850
Interest expense	13,307	13,661	13,872	15,199
Net interest income	14,095	14,850	14,622	14,651
Provision for loan losses	(496)	330	595	3,209
Net interest income after provision for loan losses	14,591	14,520	14,027	11,442
Noninterest income	5,667	6,108	6,119	6,263
Noninterest expense	14,338	14,309	14,356	15,820
Income before income taxes	5,920	6,319	5,790	1,885
Income tax expense	1,310	1,407	1,633	(63)
Net income	$4,610	$4,912	$4,157	$1,948
Net income per common share, basic and diluted	.58	.62	.54	.26
Weighted average shares outstanding, basic	7,893	7,884	7,672	7,382
Weighted average shares outstanding, diluted	7,908	7,892	7,672	7,382

1The reduction in net income in the fourth quarter of 2007 was due to an increase in the provision for loans losses associated with trends in the credit markets in that period.

22.   Goodwill and Intangible Assets

Goodwill

The change in balance for goodwill is as follows.

(In thousands)	2008	2007
Beginning of year	$52,408	$42,822
Purchase price refinements of prior years’ acquisitions		(77)
Acquired goodwill		9,663
End of year	$52,408	$52,408

Acquired Intangible Assets

Acquired core deposit and customer relationship intangible assets were as follows as of December 31 of the year indicated.

	2008		2007
Amortized Intangible Assets (In thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Core deposit intangibles	$12,765	$7,361	$12,765	$5,274
Other customer relationship intangibles	3,689	2,152	3,689	1,637
Total	$16,454	$9,513	$16,454	$6,911

Aggregate amortization expense of core deposit and customer relationship intangible assets was $2,602,000 and $3,362,000 for 2008 and 2007, respectively. Estimated amortization expense for each of the next five years is as follows.

(In thousands)	Amount
2009	$1,952
2010	1,437
2011	1,143
2012	1,014
2013	540

23.	Subsequent Event

On January 9, 2009, the Company received a $30 million equity investment related to its previously announced plan to issue 30 thousand shares of preferred stock to the U.S. Department of Treasury (“Treasury”) under its voluntary Capital Purchase Program (“Program”). The Company also issued warrants to the Treasury allowing it to purchase 223,992 shares of the Company’s common stock at an exercise price of $20.09.

The non-voting preferred shares issued to the Treasury will pay a 5% annual cumulative dividend during the first five years the preferred shares are outstanding, resetting to 9% thereafter if not redeemed. The Program includes certain restrictions on dividend payments of its lower ranking equity and the ability to purchase its outstanding common shares.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures and internal control over financial reporting are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no changes in the Company’s internal control over financial reporting or in other factors that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting or any corrective actions with regard to significant deficiencies and material weaknesses in internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Management Responsibility.  Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the presentation of published financial statements. However, all internal control systems, no matter how well designed, have inherent limitations.

General Description of Internal Control over Financial Reporting.  Internal control over financial reporting refers to a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management’s Assessment of the Company’s Internal Control over Financial Reporting.  Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Company’s management used the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.”

As a result of our assessment of the Company’s internal control over financial reporting, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Crowe Horwath LLP, independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. The audit report on the effectiveness of the Company’s internal control over financial reporting is combined with the audit report of the Company’s consolidated financial statements on page 44.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

		Positions and	Years of Service
		Offices With	With the
Executive Officer[1]	Age	the Registrant	Registrant

G. Anthony Busseni	60	President and CEO, Director[2]	24*

Allison Razor	45	Senior Vice President[3]	22*

The Company has adopted a Code of Ethics that applies to the Company’s directors, officers and employees, including the Company’s chief executive officer and chief financial officer.  The Company makes available its Code of Ethics on its Internet website at www.farmerscapital.com.

Additional information required by Item 10 is hereby incorporated by reference from the Company's definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 12, 2009, which will be filed with the Commission on or about April 1, 2009, pursuant to Regulation 14A.

*	Includes years of service with the Company and its subsidiaries.

1	For Regulation O purposes, Frank W. Sower, Jr., Chairman of the Company’s board of directors, is considered an executive officer in name only.

2
Also a director of Farmers Bank, United Bank (Chairman), The Lawrenceburg Bank and Trust, First Citizens, Citizens Northern, FCB Services, Farmers Insurance (Chairman), Leasing One (Chairman), Kentucky General (Chairman), FFKT Insurance, Kentucky Home Life Insurance Company, EG Properties, EKT Properties, and an administrative trustee of Farmers Capital Bank Trust I, Farmers Capital Bank Trust II, and Farmers Capital Bank Trust III.

3	Also a director of Farmers Bank, FCB Services, and an administrative trustee of Farmers Capital Bank Trust I, Farmers Capital Bank Trust II, and Farmers Capital Bank Trust III.

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions

Item 14.  Principal Accountant Fees and Services

The information required by Items 11 through 14 is hereby incorporated by reference from the Company's definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 12, 2009, which will be filed with the Commission on or about April 1, 2009, pursuant to Regulation 14A.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1.	Financial Statements

The following consolidated financial statements and report of independent registered accounting firm of the Company is included in Part II, Item 8 on pages 43 through 78:

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

(a)3.	Exhibits:

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).
3.2	Articles of Amendment to Second Amended and Restated Articles of Incorporation (incorporated by reference to Current Report on Form 8-K dated January 13, 2009)
3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Annual Report of Form 10-K for the fiscal year ended December 31, 1997).
3.4	Amendments to Bylaws of the Registrant (incorporated by reference to Quarterly Report of Form 10-Q for the quarterly period ended March 31, 2003).
4
Articles of Incorporation and Bylaws of the Registrant (incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, the Annual Report on Form 10-K for the fiscal year ended December 31, 1997, the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, and Current Report on Form 8-K dated January 13, 2009).

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
10.1
Agreement and Plan of Merger, Dated July 1, 2005, as Amended, by and among Citizens Bancorp, Inc., Citizens Acquisition Subsidiary Corp, and Farmers Capital Bank Corporation
(incorporated by reference to Appendix A of Registration Statement filed on Form S-4 on October 11, 2005).

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

10.3
Stock Purchase Agreement Dated June 1, 2006 by and among Farmers Capital Bank Corporation, Kentucky Banking Centers, Inc. and Citizens First Corporation. (incorporated by reference to Quarterly Report of Form 10-Q for the quarterly period ended September 30, 2008).

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

FARMERS CAPITAL BANK CORPORATION

By:	/s/ G. Anthony Busseni
G. Anthony Busseni
President and Chief Executive Officer

Date:	March 11, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ G. Anthony Busseni	President, Chief Executive Officer	March 11, 2009
G. Anthony Busseni	and Director (principal executive
officer of the Registrant)

/s/ Frank W. Sower, Jr.	Chairman	February 24, 2009
Frank W. Sower, Jr.

/s/ Ben F. Brown	Director	February 27, 2009
Ben F. Brown

/s/ Lloyd C. Hillard, Jr.	Director	February 24, 2009
Lloyd C. Hillard, Jr.

Director
R. Terry Bennett

/s/ Shelley S. Sweeney	Director	February 26, 2009
Shelley S. Sweeney

/s/ Donald J. Mullineaux	Director	February 27, 2009
Dr. Donald J. Mullineaux

/s/ Donald Saelinger	Director	February 24, 2009
Dr. Donald A. Saelinger

/s/ J D. Sutterlin	Director	February 24, 2009
Dr. John D. Sutterlin

/s/ Marvin E. Strong, Jr.	Director	February 25, 2009
Marvin E. Strong, Jr.

/s/ J. Barry Banker	Director	February 24, 2009
J. Barry Banker

/s/ Robert Roach, Jr.	Director	February 26, 2009
Robert Roach, Jr.

/s/ C. Douglas Carpenter	Senior Vice President, Secretary	March 11, 2009
C. Douglas Carpenter	and CFO (principal financial and
accounting officer)

INDEX OF EXHIBITS

Exhibit		Page

21	Subsidiaries of the Registrant	84

23	Consent of Independent Registered Public Accounting Firm	85

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	86

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	87

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	88