Form 10-Q
period 2009-03-31
FARMERS CAPITAL BANK CORP
filed 2009-05-07
CIK 713095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 OR 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Yes   ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐      No  ☐

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
7,362,912 shares outstanding at May 5, 2009

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Unaudited Consolidated Balance Sheets
	March 31,	December 31,
(Dollars in thousands, except per share data)	2009	2008
Assets
Cash and cash equivalents:
Cash and due from banks	$57,784	$87,656
Interest bearing deposits in other banks	123,571	94,823
Federal funds sold and securities purchased under agreements to resell	45,283	8,296
Total cash and cash equivalents	226,638	190,775
Investment securities:
Available for sale, amortized cost of $533,823 (2009) and $526,698 (2008)	539,073	534,295
Held to maturity, fair value of $1,443 (2009) and $1,667 (2008)	1,565	1,814
Total investment securities	540,638	536,109
Loans, net of unearned income	1,318,993	1,312,580
Allowance for loan losses	(17,777)	(16,828)
Loans, net	1,301,216	1,295,752
Premises and equipment, net	42,779	43,046
Company-owned life insurance	35,700	35,396
Goodwill	52,408	52,408
Other intangibles, net	6,452	6,941
Other assets	35,302	41,740
Total assets	$2,241,133	$2,202,167
Liabilities
Deposits:
Noninterest bearing	$215,624	$241,518
Interest bearing	1,386,966	1,352,597
Total deposits	1,602,590	1,594,115
Federal funds purchased and other short-term borrowings	71,709	77,474
Securities sold under agreements to repurchase and other long-term borrowings	286,510	286,691
Subordinated notes payable to unconsolidated trusts	48,970	48,970
Dividends payable	2,027	2,427
Other liabilities	31,315	24,194
Total liabilities	2,043,121	2,033,871
Shareholders’ Equity
Preferred stock, no par value 1,000,000 shares authorized; 30,000 Series A shares issued and outstanding at March 31, 2009; Liquidation preference of $30,000 at March 31, 2009	28,086
Common stock, par value $.125 per share 9,608,000 shares authorized; 7,362,912 and 7,357,362 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	920	920
Capital surplus	50,253	48,222
Retained earnings	117,471	116,419
Accumulated other comprehensive income	1,282	2,735
Total shareholders’ equity	198,012	168,296
Total liabilities and shareholders’ equity	$2,241,133	$2,202,167
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Income
	Three Months Ended
	March 31,
(In thousands, except per share data)	2009	2008
Interest Income
Interest and fees on loans	$19,948	$22,776
Interest on investment securities:
Taxable	5,483	5,867
Nontaxable	819	824
Interest on deposits in other banks	73	14
Interest of federal funds sold and securities purchased under agreements to resell	6	554
Total interest income	26,329	30,035
Interest Expense
Interest on deposits	8,580	10,952
Interest on federal funds purchased and other short-term borrowings	116	706
Interest on securities sold under agreements to repurchase and other long-term borrowings	2,815	2,826
Interest on subordinated notes payable to unconsolidated trusts	579	796
Total interest expense	12,090	15,280
Net interest income	14,239	14,755
Provision for loan losses	1,676	1,102
Net interest income after provision for loan losses	12,563	13,653
Noninterest Income
Service charges and fees on deposits	2,186	2,378
Allotment processing fees	1,272	1,165
Other service charges, commissions, and fees	1,047	1,107
Data processing income	289	280
Trust income	435	517
Investment securities gains, net	754	366
Gains on sale of mortgage loans, net	346	125
Income from company-owned life insurance	325	301
Other	71	148
Total noninterest income	6,725	6,387
Noninterest Expense
Salaries and employee benefits	7,524	7,551
Occupancy expenses, net	1,323	1,136
Equipment expenses	755	714
Data processing and communication expenses	1,446	1,311
Bank franchise tax	557	419
Deposit insurance expense	452	67
Correspondent bank fees	303	215
Amortization of intangibles	488	651
Other	2,264	2,316
Total noninterest expense	15,112	14,380
Income before income taxes	4,176	5,660
Income tax expense	871	1,284
Net income	3,305	4,376
Dividends and accretion on preferred shares	(414)
Net income available to common shareholders	$2,891	$4,376
Per Common Share
Net income, basic and diluted	$.39	$.59
Cash dividends declared	.25	.33
Weighted Average Shares Common Outstanding
Basic and diluted	7,357	7,374
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Comprehensive Income
	Three Months Ended
	March 31,
(In thousands)	2009	2008
Net Income	$3,305	$4,376
Other comprehensive income:
Net unrealized holding (loss) gain on available for sale securities arising during the period, net of tax of $415 and $2,485, respectively	(770)	4,615

Reclassification adjustment for prior period unrealized (gain) loss recognized during current period, net of tax of $407 and $60, respectively	(755)	(112)

Change in unfunded portion of postretirement benefit obligation, net of tax of $39 and $44, respectively	72	81
Other comprehensive (loss) income	(1,453)	4,584
Comprehensive Income	$1,852	$8,960
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Cash Flows
Three months ended March 31, (In thousands)	2009	2008
Cash Flows from Operating Activities
Net income	$3,305	$4,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,534	1,630
Net amortization of investment security premiums and (discounts):
Available for sale	(27)	(244)
Held to maturity	(1)
Provision for loan losses	1,676	1,102
Noncash compensation expense	13	14
Mortgage loans originated for sale	(12,245)	(5,965)
Proceeds from sale of mortgage loans	13,289	5,368
Deferred income tax expense	1,706	1,704
Gain on sale of mortgage loans, net	(346)	(125)
Gain on disposal of premises and equipment, net	(5)
Loss (gain) on sale of repossessed assets	18	(29)
Gain on sale of available for sale investment securities, net	(754)	(366)
Decrease in accrued interest receivable	803	628
Income from company-owned life insurance	(304)	(301)
Increase in other assets	(544)	(1,513)
Decrease increase in accrued interest payable	(170)	(155)
Increase in other liabilities	7,402	3,568
Net cash provided by operating activities	15,350	9,692
Cash Flows from Investing Activities
Proceeds from maturities and calls of investment securities:
Available for sale	41,164	85,807
Held to maturity	250	540
Proceeds from sale of available for sale investment securities	56,395	14,385
Purchase of available for sale investment securities	(103,903)	(106,347)
Loans originated for investment, net of principal collected	(8,923)	850
Additions to mortgage servicing rights, net	(62)	(24)
Purchase of premises and equipment	(740)	(2,231)
Proceeds from sale of repossessed assets	6,348	305
Proceeds from sale of equipment	5
Net cash used in investing activities	(9,466)	(6,715)
Cash Flows from Financing Activities
Net increase in deposits	8,475	67,015
Net (decrease) increase in federal funds purchased and other short-term borrowings	(5,765)	5,261
Proceeds from securities sold under agreements to repurchase and other long-term debt		10,000
Repayments of securities sold under agreements to repurchase and other long-term debt	(181)	(1,192)
Proceeds from issuance of preferred stock, net of issue costs	29,961
Dividends paid, common and preferred	(2,577)	(2,436)
Purchase of common stock		(949)
Shares issued under Employee Stock Purchase Plan	66	66
Net cash provided by financing activities	29,979	77,765
Net increase in cash and cash equivalents	35,863	80,742
Cash and cash equivalents at beginning of year	190,775	79,140
Cash and cash equivalents at end of period	$226,638	$159,882
Supplemental Disclosures
Cash paid during the period for:
Interest	$12,260	$15,435
Income taxes
Transfers from loans to repossessed assets	1,085	718
Cash dividends payable, common and preferred	2,027	2,434
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share data)						Accumulated
						Other	Total
Three months ended	Preferred	Common Stock		Capital	Retained	Comprehensive	Shareholders’
March 31, 2009 and 2008	Stock	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
Balance at January 1, 2009		7,357	$920	$48,222	$116,419	$2,735	$168,296
Issuance of 30,000 shares of Series A preferred stock	$30,000						30,000
Initial unearned discount on preferred stock	(1,991)						(1,991)
Issuance of common stock warrant				1,952			1,952
Net income					3,305		3,305
Other comprehensive income						(1,453)	(1,453)
Cash dividends declared-common, $.25 per share					(1,839)		(1,839)
Preferred stock dividends					(337)		(337)
Preferred stock discount accretion	77				(77)
Shares issued pursuant to Employee Stock Purchase Plan		6		66			66
Noncash compensation expense attributed to Employee Stock Purchase Plan				13			13
Balance at March 31, 2009	$28,086	7,363	$920	$50,253	$117,471	$1,282	$198,012

Balance at January 1, 2008		7,385	$923	$48,176	$122,498	$(3,106)	$168,491
Net income					4,376		4,376
Other comprehensive income						4,584	4,584
Cash dividends declared, $.33 per share					(2,434)		(2,434)
Purchase of common stock		(38)	(5)	(248)	(696)		(949)
Stock options exercised, including related tax benefits
Shares issued pursuant to Employee Stock Purchase Plan		3	1	65			66
Stock-based compensation				14			14
Balance at March 31, 2008		7,350	$919	$48,007	$123,744	$1,478	$174,148
See accompanying notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation and Nature of Operations

The consolidated financial statements include the accounts of Farmers Capital Bank Corporation (the “Company” or “Parent Company”), a financial holding company, and its bank and nonbank subsidiaries. Bank subsidiaries include Farmers Bank & Capital Trust Co. in Frankfort, KY and its significant wholly-owned subsidiaries Leasing One Corporation (“Leasing One”) and Farmers Capital Insurance Corporation (“Farmers Insurance”). Leasing One is a commercial leasing company in Frankfort, KY and Farmers Insurance is an insurance agency in Frankfort, KY; First Citizens Bank in Elizabethtown, KY; United Bank & Trust Co. (“United Bank”) in Versailles, KY. United Bank has one subsidiary, EGT Properties, Inc. EGT Properties is involved in real estate management and liquidation for certain repossessed properties of United Bank; The Lawrenceburg Bank and Trust Company in Lawrenceburg, KY; and Citizens Bank of Northern Kentucky, Inc. in Newport, KY (“Citizens Northern”); Citizens Northern has one subsidiary, ENKY Properties, Inc. ENKY Properties is involved in real estate management and liquidation for certain repossessed properties of Citizens Northern.

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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

2.	Reclassifications

Certain reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation.  These reclassifications do not affect net income or total shareholders’ equity as previously reported.

3.	Recently Issued But Not Yet Effective Accounting Standards

In April 2009, the Financial Accounting Standard Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP:

•	Affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction.

•	Clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.

•
Eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The FSP instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence.

•	Includes an example that provides additional explanation on estimating fair value when the market activity for an asset has declined significantly.

•	Requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable.

•	Applies to all fair value measurements when appropriate.

FSP FAS 157-4 must be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has elected to not early adopt this FSP. The Company does not expect this FSP to have a material impact on the Company’s consolidated results of operations or financial position upon adoption.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP:

•	Changes existing guidance for determining whether an impairment is other than temporary for debt securities;

•
Replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis;

•	Incorporates examples of factors from existing literature that should be considered in determining whether a debt security is other-than-temporarily impaired;

•
Requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are additional credit losses;

•	Requires an entity to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income; and

•
When adopting FSP FAS 115-2 and FAS 124-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery.

FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has elected to not early adopt this FSP. The Company does not expect this FSP to have a material impact on the Company’s consolidated results of operations or financial position upon adoption.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107.

FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has elected to not early adopt this FSP. The Company does not expect this FSP to have a material impact on the Company’s consolidated results of operations or financial position upon adoption.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. This FSP amends the guidance in SFAS No. 141(R), “Business Combinations”, as follows:

•
Require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. Further, the FASB decided to remove the subsequent accounting guidance for assets and liabilities arising from contingencies from Statement 141(R), and carry forward without significant revision the guidance in SFAS No. 141.

•
Eliminate the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB decided to require that entities include only the disclosures required by Statement 5 and that those disclosures be included in the business combination footnote.

•
Require that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS No. 141(R).

This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect this FSP to have a material impact on the Company’s consolidated results of operations or financial position upon adoption.

4.	Adoption of New Accounting Standards

Effective January 1, 2009 the Company adopted SFAS No. 141(R), “Business Combinations”, SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, SFAS NO. 161, “Disclosures about Derivative

Instruments and Hedging Activities”, and SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts”.

SFAS No. 141(R) establishes principals and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in an acquiree. The statement also provides guidance for recognizing and measuring goodwill or gain from a bargain purchase in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of this statement did not have an impact on the Company’s consolidated financial position or results of operations.

SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). The adoption of this statement did not have an impact on the Company’s consolidated financial position or results of operations.

SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to provide enhanced disclosures about 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and related interpretations; and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of this statement did not have an impact on the Company’s consolidated financial position or results of operations.

SFAS No. 163 clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. The adoption of this statement did not have an impact on the Company’s consolidated financial position or results of operations.

5.           Net Income Per Common Share

Basic net income per common share is determined by dividing net income available to common shareholders by the weighted average total number of common shares issued and outstanding.  Net income available to common shareholders represents net income adjusted for preferred stock dividends including dividends declared, accretion of discounts on preferred stock issuances, and cumulative dividends related to the current dividend period that have not been declared as of the end of the period. Diluted net income per common share is determined by dividing net income available to common shareholders by the total weighted average number of common shares issued and outstanding plus amounts representing the dilutive effect of stock options outstanding and outstanding warrants. The effects of stock options and outstanding warrants are excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive. Dilutive potential common shares are calculated using the treasury stock method.

Net income per common share computations were as follows at March 31, 2009 and 2008.

	Three Months Ended March 31,
(In thousands, except per share data)	2009	2008

Net income, basic and diluted	$3,305	$4,376
Preferred stock dividends and discount accretion	(414)
Net income available to common shareholders, basic and diluted	$2,891	$4,376

Average common shares issued and outstanding, basic and diluted	7,357	7,374

Net income per common share, basic and diluted	$.39	$.59

Options to purchase 57,621 and 62,621 shares at March 31, 2009 and 2008, respectively, were outstanding but excluded in the computation of earnings per common share because they were antidilutive. For 2009, 223,992 potential common shares associated with a warrant issued to the U.S. Treasury were excluded from the computation of earnings per common share because the result would be antidilutive.

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

•
Investments in the Federal Reserve Bank, Federal Home Loan Bank, and other similar stock totaling $9.0 million at March 31, 2009 is carried at cost and not included in the table below, as they are outside the scope of SFAS No. 157.

Available for sale investment securities are the Company’s only balance sheet item that meets the disclosure requirements for instruments measured at fair value on a recurring basis. Disclosures as of March 31, 2009 and December 31, 2008 are as follows.

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2009	$530,043	$27,801	$502,242	$0
December 31, 2008	525,353	10,256	515,097	0

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

At March 31, 2009 impaired loans were $48.4 million, unchanged from year-end 2008. During the three months ended March 31, 2009, impaired loans in the amount of $1.6 million were written down to their estimated fair value of $1.3 million. The provision for loan losses for 2009 includes $317 thousand related to impaired loans. For the first quarter of 2008, the provision for loan losses included $511 thousand related to impaired loans. Impaired loans are measured at fair value based on the underlying collateral and are considered level 3 inputs.

7.           Preferred Stock and Warrant

On January 9, 2009, as part of the U.S. Department of Treasury’s (“Treasury”) Capital Purchase Program (“CPP”), the Company received a $30.0 million equity investment by issuing 30 thousand shares of Series A, no par value preferred stock to the Treasury pursuant to a Letter Agreement and Securities Purchase Agreement that was previously disclosed by the Company. The Company also issued a warrant to the Treasury allowing it to purchase 223,992 shares of the Company’s common stock at an exercise price of $20.09. The warrant can be exercised immediately and has a term of 10 years.

The non-voting Series A preferred shares issued, with a liquidation preference of $1 thousand per share, will pay a cumulative cash dividend quarterly at 5% per annum during the first five years the preferred shares are outstanding, resetting to 9% thereafter if not redeemed. The CPP also includes certain restrictions on dividend payments of the Company’s lower ranking equity and the ability to purchase its outstanding common shares.

The Company allocated the proceeds received from the Treasury, net of transaction costs, on a pro rata basis to the Series A preferred stock and the warrant based on their relative fair values. The Company used the Black-Scholes model to estimate the fair value of the warrant. The fair value of the Series A preferred stock was estimated using a discounted cash flow methodology and a discount rate of 13%. The Company assigned $2.0 million and $28.0 million to the warrant and the Series A preferred stock, respectively. The resulting discount on the Series A preferred stock is being accreted up to the $30.0 million liquidation amount over the five year expected life of the Series A preferred stock. The discount accretion is being recorded as additional preferred stock dividends, resulting in an effective dividend yield of 6.56%.

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

RESULTS OF OPERATIONS

First Quarter 2009 Compared to First Quarter 2008

The Company reported net income of $3.3 million for the quarter ended March 31, 2009. This represents a decrease of $1.1 million or 24.5% compared to $4.4 million for the quarter ended March 31, 2008. Net income per common share was $.39 in the current quarter, a decrease of $.20 or 33.9% compared to $.59 a year ago. A summary of the quarterly comparison follows.

▪	The percentage decrease in per share earnings is greater than the percentage decrease in net income due to dividends on the preferred stock issued during the current quarter.
▪	Net interest income decreased $516 thousand or 3.5%. Interest income on loans declined $2.8 million or 12.4% partially offset by lower interest expense on deposits of $2.4 million or 21.7%.
▪	The provision for loan losses increased $574 thousand or 52.1%.
▪
Noninterest income increased $338 thousand or 5.3% mainly due to a $388 thousand increase in net gains on the sale of investment securities and a $221 thousand increase in net gains on the sale of loans. Service charges and fees on deposits decreased $192 thousand or 8.1% in the comparison.

▪	Noninterest expenses increased $732 thousand or 5.1%. Salary and benefit expenses were relatively unchanged at $7.5 million. Higher expenses occurred across a broad range of line items.
▪	Income tax expense decreased $413 thousand or 32.2%. The effective income tax rate was 20.9% in the current period compared to 22.7% a year earlier.
▪	Return on average assets (“ROA”) and equity (“ROE”) was .60% and 6.87%, respectively compared to .82% and 10.28% for the previous-year first quarter.
▪
Net interest spread and margin for the current quarter was 2.75% and 3.03%, respectively compared to 2.99% and 3.29% a year earlier. The balance sheet leverage transaction that occurred during 2007 negatively impacted net interest margin by 13 basis points in the current three months.

Net Interest Income

The overall interest rate environment during the first quarter of 2009 has been more stable compared to the dramatic volatility that occurred during 2008. However, the overall rate environment remains near historic lows and has made managing the Company’s net interest margin very challenging. At March 31, 2009 the short-term federal funds target interest rate was between zero and 0.25%, unchanged from December 31, 2008. The yield curve has inched upward since year-end 2008, with the 10 and 30-year treasury yields climbing 45 and 86 basis points, respectively. Shorter-term treasury yields moved upward at a much lower amount, up 13, 16, and 3 basis points for the 3-month, 6-month, and 2-year treasury’s, respectively. The 3-year and 5-year treasury yields were up 15 and 11 basis points, respectively.

Net interest income was $14.2 million for the first three months of 2009, a decrease of $516 thousand or 3.5% from $14.8 million a year earlier. The decrease in net interest income is attributed mainly to a $2.8 million or 12.4% decline in interest income on loans that was partially offset by a $2.4 million or 21.7% decrease in interest expense on deposit accounts. The decrease in both of these line items was driven by rate declines, which countered the effect on net interest income of volume increases in both loans and deposits.

Interest income and interest expense related to nearly all of the Company’s earning assets and interest paying liabilities have declined in the quarterly comparison. These declines are due almost entirely to the lower interest rate environment in the current period compared to a year earlier. The Company is generally earning and paying less interest from its earning assets and funding sources as rates have dropped. This includes repricing of variable and floating rate assets and liabilities that have reset since the prior reporting period as well as activity related to new earning assets and funding sources that reflect the overall lower interest rate environment.

Total interest income was $26.3 million in the first quarter of 2009, a decrease of $3.7 million or 12.3% and was driven by lower interest income on loans of $2.8 million or 12.4%. The average rate earned on loans was 6.2% in the current period, down 95 basis points from 7.2% a year earlier. Similar declines were experienced in other earning asset categories. Interest income from deposits held in other banks and federal funds sold and securities purchased under agreements to resell was down $489 thousand or 86.1% as a 289 basis point decrease in the average rate earned offset a volume increase of $71.9 million or 98%. Interest on taxable securities decreased $384 thousand or 6.5% which is also attributed to a 37 basis point lower average rate earned.

Total interest expense was $12.1 million in the current quarter. This represents a decrease of $3.2 million or 20.9% compared to $15.3 million a year ago. The decrease in interest expense was driven by lower interest expense on deposits of $2.4 million or 21.7%. The average rate paid on deposit accounts was 2.54% in the current period, a decrease of 83 basis points compared to 3.36% a year earlier. Interest expense on time deposits, the largest component of interest expense on deposits, declined $1.3 million or 14.6% in the quarterly comparison. Interest expense on short and long-term borrowings decreased $590 thousand or 83.6% and $228 thousand or 6.3%, respectively. These decreases were mainly driven by the overall lower interest rate environment.

The net interest margin on a taxable equivalent basis decreased 26 basis points to 3.03% during the first quarter of 2009 compared to 3.29% in the same quarter of 2008.  The lower net interest margin is attributed to a 24 basis point decrease in the spread between rates earned on earning assets and the rates paid on interest bearing liabilities to 2.75% in the current quarter from 2.99% in the first quarter of 2008. The decrease in net interest margin was impacted mainly by an overall lower interest rate environment. The Company expects its net interest margin to remain flat or decrease slightly in the near term due to the maturity structure of its earning assets, particularly loans, and to a lesser degree, funding sources that continue to reprice downward to reflect the overall lower market interest rate environment.

The following tables present an analysis of net interest income for the quarterly periods ended March 31.

Distribution of Assets, Liabilities and Shareholders’ Equity:  Interest Rates and Interest Differential
Quarter Ended March 31,	2009			2008
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities
Taxable	$431,791	$5,483	5.15%	$427,138	$5,867	5.52%
Nontaxable[1]	87,853	1,188	5.48	89,147	1,180	5.32
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	145,397	79	.22	73,468	568	3.11
Loans[1,2,3]	1,315,584	20,142	6.21	1,295,913	23,078	7.16
Total earning assets	1,980,625	$26,892	5.51%	1,885,666	$30,693	6.55%
Allowance for loan losses	(16,859)			(14,125)
Total earning assets, net of allowance for loan losses	1,963,766			1,871,541
Nonearning Assets
Cash and due from banks	58,291			80,178
Premises and equipment, net	42,905			39,254
Other assets	160,615			145,680
Total assets	$2,225,577			$2,136,653
Interest Bearing Liabilities
Deposits
Interest bearing demand	$255,562	$198	.31%	$267,433	$672	1.01%
Savings	252,008	481	.77	259,272	1,032	1.60
Time	865,023	7,901	3.70	783,225	9,248	4.75
Federal funds purchased and other short-term borrowings	70,321	116	.67	89,870	706	3.16
Securities sold under agreements to repurchase and other long-term borrowings	335,549	3,394	4.10	325,136	3,622	4.48
Total interest bearing liabilities	1,778,463	$12,090	2.76%	1,724,936	$15,280	3.56%
Noninterest Bearing Liabilities
Commonwealth of Kentucky deposits	34,187			36,389
Other demand deposits	184,978			174,223
Other liabilities	32,795			29,871
Total liabilities	2,030,423			1,965,419
Shareholders’ equity	195,154			171,234
Total liabilities and shareholders’ equity	$2,225,577			$2,136,653
Net interest income		14,802			15,413
TE basis adjustment		(563)			(658)
Net interest income		$14,239			$14,755
Net interest spread			2.75%			2.99%
Impact of noninterest bearing sources of funds			.28			.30
Net interest margin			3.03%			3.29%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
2Loan balances include principal balances on nonaccrual loans.
3Loan fees included in interest income amounted to $490 thousand and $472 thousand in 2009 and 2008, respectively.

Analysis of Changes in Net Interest Income (tax equivalent basis)
(In thousands)	Variance	Variance Attributed to
Quarter Ended March 31,	2009/2008[1]	Volume	Rate

Interest Income
Taxable investment securities	$(384)	$388	$(772)
Nontaxable investment securities[2]	8	(90)	98
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	(489)	1,928	(2,417)
Loans[2]	(2,936)	2,226	(5,162)
Total interest income	(3,801)	4,452	(8,253)
Interest Expense
Interest bearing demand deposits	(474)	(29)	(445)
Savings deposits	(551)	(28)	(523)
Time deposits	(1,347)	4,845	(6,192)
Federal funds purchased and other short-term borrowings	(590)	(128)	(462)
Securities sold under agreements to repurchase and other long-term borrowings	(228)	615	(843)
Total interest expense	(3,190)	5,275	(8,465)
Net interest income	$(611)	$(823)	$212
Percentage change	100.0%	134.7%	(34.7)%

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Provision and Allowance for Loan Losses

The provision for loan losses represents charges (or credits) to earnings that maintain an allowance for loan losses at an adequate level based on credit losses specifically identified in the loan portfolio, as well as management’s best estimate of incurred probable loan losses in the remainder of the portfolio at the balance sheet date.

The provision for loan losses for the quarter ended March 31, 2009 was $1.7 million, an increase of $574 thousand compared to $1.1 million for the same quarter of 2008. Net charge-offs were $727 thousand in the current quarter compared to $763 thousand a year earlier. On an annualized basis, quarterly net charge-offs were ..22% of average loans outstanding at March 31, 2009. This compares to .22%, and ..24% for the fourth quarter of 2008 and March 31 a year ago, respectively.

In general, the provision for loan losses and related allowance increases as the level of nonperforming and impaired loans, as a percentage of loans outstanding, increases. Nonperforming loans were $29.0 million at March 31, 2009, an increase of $3.5 million compared to year-end 2008 and a decrease of $925 thousand compared to March 31, 2008. As a percentage of net loans outstanding, nonperforming loans were 2.20%, 1.94% and 2.32% at March 31, 2009, year-end 2008, and March 31, 2008, respectively. Real estate development lending continues to weigh down nonperforming loans which has contributed to a higher provision and allowance for loan losses. In addition, the general component of the Company’s allowance for loan losses has increased as a result of its historical loan loss experience that has trended upward in recent periods.

Nonperforming loans spiked upward during the third quarter of 2007 and peaked at $29.9 million during the first quarter of 2008. The upward trend in nonperforming loans beginning during the last half of 2007 and into early 2008 was driven by overall weaknesses in the general economy, including a softer housing market and significant credit tightening throughout the financial services industry. For the Company, this resulted in the real estate development portion of its lending portfolio that has shown the most signs of stress.

The allowance for loan losses was $17.8 million or 1.35% of net loans at March 31, 2009. This compares to $16.9 million or 1.28% of net loans outstanding at year-end 2008. A year earlier, the allowance was $14.6 million or

1.13% of net loans outstanding. As a percentage of nonperforming loans, the allowance for loan losses was 61.4%, 66.1%, and 48.7% at March 31, 2009, year-end 2008, and March 31, a year earlier, respectively.

Noninterest Income

Noninterest income was $6.7 million for the first quarter of 2009, an increase of $338 thousand or 5.3% compared to $6.4 million for the same period a year ago. Higher net gains on the sale of investment securities and loans of $388 thousand and $221 thousand, respectively, were the primary reason for the increase.

The increase in net gains on the sale of investment securities is attributed to higher sales activity and refinements in the makeup of the investment portfolio from normal asset-liability management. The increase in net gains on the sale of loans is attributed to higher sales volumes helped by lower interest rates and consumer refinancing activity. Allotment processing fees were up $107 thousand or 9.2%, also boosted by increased transaction volumes. Partially offsetting these increases was a decline in service charges and fees on deposits of $192 thousand or 8.1% and trust fees of $82 thousand or 15.9%. The primary driver for the lower service charges and fees on deposits is attributed to a decrease in NSF fees of $162 thousand and experienced throughout most of the Company’s market areas and a result of lower volumes.

Noninterest Expense

Total noninterest expenses were $15.1 million for the first quarter of 2009, up $732 thousand or 5.1% compared to the first quarter of 2008. Salaries and employee benefits, the largest component of noninterest expenses, was relatively unchanged; decreasing $27 thousand or .4% to $7.5 million. Salary and related payroll taxes decreased $163 thousand or 2.5%, which was nearly offset by higher benefit costs of $135 thousand. The average number of full time equivalent employees dropped to 569 from 575 in the comparison.

Intangible amortization expense decreased $163 thousand or 25.0% in the quarterly comparison which partially offset increases in other expense line items. Amortization of intangible assets, which relate to customer lists and core deposits from prior acquisitions, is decreasing as a result of amortization schedules that allocate a higher amount of amortization in the earlier periods following an acquisition consistent with how the assets are used.

Significant increases in other noninterest expense line items include net occupancy expense of $187 thousand or 16.5% due to an increase in the number of properties used in the Company’s business; data processing and communication expenses of $135 thousand or 10.3% due in part to higher processing volumes and, to a lesser extent, higher fees paid by the Company to third parties for the processing of paper transactions. These fees are expected to decline in coming quarters as the Company anticipates lower paper processing transactions. Deposit insurance was up $385 thousand and bank franchise taxes increased $138 thousand or 32.9%. The increase in bank franchise taxes and deposit insurance is due in part to unusually low amounts accrued for in the prior year. In addition, the Federal Deposit Insurance Corporation (“FDIC”) has proposed various scenarios to increase future deposit insurance assessments that include a special emergency assessment to recapitalize the FDIC’s deposit insurance fund. The specific amount of increases has not yet been determined. If the special emergency assessment amount is toward the upper range of the proposals, the Company estimates it would incur an additional $3.3 million in deposit insurance expense during 2009.

Income Taxes

Income tax expense for the first quarter of 2009 was $871 thousand, a decrease of $413 thousand or 32.2% compared to $1.3 million for the same period a year earlier. The effective federal income tax rate decreased 183 basis points to 20.9% from 22.7% in the comparison. Tax free revenues in the current period make up a larger percentage of total revenues than in the comparable period a year ago.

FINANCIAL CONDITION

Total assets were $2.2 billion at March 31, 2009, an increase of $39.0 million or 1.8% from the prior year-end. The increase in assets is primarily related to higher cash and equivalents of $35.9 million and an increase in loans (net of unearned interest) and investment securities of $6.4 million and $4.5 million, respectively.

Total liabilities increased $9.3 million or .5% at March 31, 2009 compared to December 31, 2008. Deposits increased $8.5 million or .5%. Borrowed funds, primarily short-term obligations, decreased $5.9 million or 1.6%. Other liabilities were up $7.1 million or 29.4% due mainly to the accrual of investment securities purchased that settled subsequent to the end of the quarter. Shareholders’ equity increased $29.7 million or 17.7% to $198 million at the end of the period due mainly to the additional capital raised from issuing $30.0 million of preferred stock to the U.S. Department of Treasury (“Treasury”).

The increase in current end of period cash and cash equivalents compared to year-end 2008 was driven by the cash raised from the preferred stock issued to the Treasury and, to some extent, the net increase from other sources of funds. These funds primarily include interest and noninterest bearing deposits, loan principal payments, and net proceeds from matured, called, or sold investment securities that have generally been reinvested in temporary investments to the extent not used to fund new loans or other earning assets. The relatively small increase in net loans compared to year-end 2008 is the result of a continued cautious and measured lending strategy. This approach is a product of tighter loan underwriting standards and an economy that in general continues to show weaknesses.

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

On an average basis, total assets were $2.2 billion for the first three months of 2009, an increase of $88.2 million or 4.1% from year-end 2008. The increase in average assets is attributed mainly to higher earning asset balances of $101 million or 5.4%. Average temporary investments increased $79.9 million or 122% from year-end 2008. Average investment securities were up $7.7 million or 1.5%. Average loans were up $13.2 million or 1.0% compared to the average year-end balance. Deposits averaged $1.6 billion for the three months ended March 31, 2009, an increase of $66.0 million or 4.3% from the prior year-end. Time deposits led the increase, jumping $71.5 million or 9.0%. Average earning assets were 89.0% of total average assets at March 31, 2009 compared to 88.0% at year-end 2008.

Temporary Investments

Temporary investments consist of interest bearing deposits in other banks and federal funds sold and securities purchased under agreements to resell. The Company uses these funds in the management of liquidity and interest rate sensitivity. At March 31, 2009, temporary investments were $169 million, an increase of $65.7 million or 63.7% compared to $103 million at year-end 2008.

Temporary investments averaged $145 million during the first three months of 2009, an increase of $79.9 million or 122% from year-end 2008. The increase is a result of the Company’s overall net funding position, which was fueled by the $30.0 million additional capital raised from issuing preferred stock to the Treasury during the current quarter. In addition, net funds available from deposit accounts, loan principal payments, and net proceeds from matured, called, or sold investment securities that have generally been reinvested in temporary investments to the extent not used to fund new loans or other earning assets. Temporary investments are reallocated to loans or other investments as market conditions and Company resources warrant.

Investment Securities

The investment securities portfolio is comprised primarily of U.S. government-sponsored agency securities, mortgage-backed securities, and tax-exempt securities of states and political subdivisions. The Company also holds $16.4 million amortized cost amounts of single-issuer trust preferred capital securities of global and national financial services firms with an estimated fair value of $7.9 million. In addition, the Company holds $2.5 million amortized cost amounts of debentures issued by global and national financial services firms with an estimated fair value of $1.5 million. The Company evaluates these securities under the applicable accounting guidance, SFAS

No. 115, FSP No. 115, and SAB No. 59. Each of these securities are currently performing and the issuers of such securities are rated as investment grade by major rating agencies, even though down grades have occurred with respect to certain securities within this group of holdings. The Company has the intent and ability to hold these securities for the foreseeable future and believes these securities are not impaired due to reasons of credit quality, but rather the unrealized losses are primarily attributed to general uncertainties in the financial markets and market volatility. The Company believes that it will be able to collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will recover as they approach their maturity dates.

Total investment securities were $541 million on March 31, 2009, an increase of $4.5 million or .8% compared to $536 million at year-end 2008. Net amortized cost amounts were up $6.9 million or 1.3% which was partially offset by a net decrease in market values adjustments of $2.3 million related to investments carried in the available for sale portfolio. The $2.3 million lower market values of the available for sale investment securities is attributed in part to the sale of investment securities during the current period that had net unrealized gains of $1.2 million at year-end 2008 and to the decline in value attributed to the change in overall market rates between the periods. Net market values of the Company’s fixed rate investments edged lower compared to the prior year-end mainly as a result of a slight uptick in the overall interest rate environment as reflected in the yield curves of the comparable periods.

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

Loans

Loans, net of unearned interest, were $1.3 billion at March 31, 2009, an increase of $6.4 million or .5% from year-end 2008. The Company has continued to take a more measured and cautious approach to loan growth in the near term as a result of continued weaknesses in the general economy.

The composition of the loan portfolio is summarized in the table below.

	March 31, 2009		December 31, 2008
(Dollars in thousands)	Amount	%	Amount	%

Commercial, financial, and agriculture	$142,016	10.8%	$144,788	11.0%
Real estate - construction	270,297	20.5	260,524	19.9
Real estate mortgage - residential	445,735	33.8	444,487	33.9
Real estate mortgage - farmland and other commercial enterprises	390,767	29.6	390,424	29.7
Installment	42,545	3.2	45,135	3.4
Lease financing	27,633	2.1	27,222	2.1
Total	$1,318,993	100.0%	$1,312,580	100.0%

On average, loans represented 66.4% of earning assets during the current three-month period, a decrease of 286 basis points compared to 69.3% for year-end 2008. Average loans represent a lower percentage of earning assets mainly as a result of the jump in short-term temporary investment, which is driven by overall market conditions and the net funding position of the Company. As loan demand fluctuates, the available funds are reallocated between loans and temporary investments or investment securities, which typically involve a decrease in credit risk and lower yields.

The Company does not have direct exposure to the subprime mortgage market. The Company does not originate subprime mortgages nor has it invested in bonds that are secured by such mortgages.

Nonperforming Loans

Nonperforming loans consist of nonaccrual loans and loans past due ninety days or more on which interest is still accruing.  In general, the accrual of interest on loans is discontinued when it is determined that the collection of interest or principal is doubtful, or when a default of interest or principal has existed for 90 days or more, unless such loan is well secured and in the process of collection.

Nonperforming loans were $29.0 million at March 31, 2009, an increase of $3.5 million or 13.8% compared to year-end 2008 as the overall economic environment continues to hinder the Company’s efforts to reduce its level of nonperforming loans and assets. Nonperforming loans were as follows at March 31, 2009 and December 31, 2008.

(In thousands)	March 31, 2009	December 31, 2008	Change	%
Nonaccrual	$22,812	$21,545	$1,267	5.9%
Past due 90 days or more and still accruing	6,155	3,913	2,242	57.3
Total nonperforming loans	$28,967	$25,458	$3,509	13.8%

The $22.8 million balance of nonaccrual loans outstanding at March 31, 2009 is comprised mainly of 11 credits totaling $17.7 million, substantially all of which is secured by real estate. Loans past due 90 days or more and still accruing interest increased mainly due to the addition of two larger real estate collateral loans totaling $2.8 million. The Company placed one larger-balance commercial loan of $556 thousand on nonaccrual status during the current quarter that was classified as past due 90 days or more and still accruing interest at year-end 2008.

Other Real Estate

Other real estate owned (“OREO”) includes real estate properties acquired by the Company through foreclosure. At March 31, 2009 OREO was $14.9 million, an increase of $486 thousand or 3.4% compared to $14.4 million from year-end 2008. The increase in OREO during the current quarter is attributed mainly to the Company taking possession of real estate property securing a single credit with a value of $750 thousand that was previously classified as a nonaccrual loan.

Deposits

A summary of the Company’s deposits are as follows for the periods indicated.

	End of Period			Average
(In thousands)	March 31, 2009	December 31, 2008	Difference	(Three Months) March 31, 2009	(Twelve Months) December 31, 2008	Difference
Noninterest Bearing
Commonwealth	$36,923	$65,639	$(28,716)	$34,187	$37,025	$(2,838)
Other	178,701	175,879	2,822	184,978	177,347	7,631
Total	$215,624	$241,518	$(25,894)	$219,165	$214,372	$4,793

Interest Bearing
Demand	$254,110	$246,553	$7,557	$255,562	$256,129	$(567)
Savings	254,000	255,550	(1,550)	252,008	261,692	(9,684)
Time	878,856	850,494	28,362	865,023	793,561	71,462
Total	$1,386,966	$1,352,597	$34,369	$1,372,593	$1,311,382	$61,211

Total Deposits	$1,602,590	$1,594,115	$8,475	$1,591,758	$1,525,754	$66,004

Deposit balances of the Commonwealth can fluctuate significantly from day to day. The Company believes average balances are important when analyzing its deposit balances. The Company has experienced a rise in time deposits as a result of customers that have moved money out of a volatile stock market and into more stable investments in time deposits. The Company also believes that increased deposit insurance coverage generally up to $250 thousand has had a net positive impact on outstanding balances.

Borrowed Funds

Total borrowed funds were $407 million at March 31, 2009, a decrease of $5.9 million or 1.4% from $413 million at year-end 2008. Long-term borrowings were virtually unchanged at $335 million. Short-term borrowings decreased $5.8 million or 7.4% due to a $2.0 million decline in short-term FHLB borrowing and lower federal funds purchases and securities sold under agreements to repurchase balances. These sources of short-term funding fluctuate as the overall net funding position of the Company changes.

LIQUIDITY

The Parent Company’s primary use of cash consists of dividend payments to its common and preferred shareholders, purchases of its common stock, corporate acquisitions, interest expense on borrowings, and other general operating purposes. Liquidity of the Parent Company depends primarily on the receipt of dividends from its subsidiary banks, cash balances maintained, and borrowings from nonaffiliated sources.  As of March 31, 2009 combined retained earnings of the subsidiary banks was $47.8 million, of which $3.2 million was available for the payment of dividends to the Parent Company without obtaining prior approval from bank regulatory agencies.  As a practical matter, payment of future dividends is also subject to the maintenance of other capital ratio requirements.

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

The Parent Company had cash balances of $4.7 million at March 31, 2009, an increase of $381 thousand or 8.9% from $4.3 million at year-end 2008. In addition, the Parent Company has $26.0 million invested in a short-term securities purchased under agreement to resell (“reverse repo”) contract. Significant cash flows during the current three-month period for the Parent Company include the following: proceeds from issuing preferred stock of $30.0 million; management fees received from subsidiaries of $732 thousand; purchase of short-term reverse repo investment of $26.0 million; payment of dividends to common and preferred shareholders of $2.6 million; and interest payments on borrowed funds of $579 thousand.

The Company's objective as it relates to liquidity is to ensure that its subsidiary banks have funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability.  In order to maintain a proper level of liquidity, the subsidiary banks have several sources of funds available on a daily basis that can be used for liquidity purposes.  Those sources of funds include the subsidiary banks' core deposits, consisting of business and nonbusiness deposits, cash flow generated by repayment of principal and interest on loans and investment securities, FHLB and other borrowings, and federal funds purchased and securities sold under agreements to repurchase.  While maturities and scheduled amortization of loans and investment securities are generally a predictable source of funds, deposit outflows and mortgage prepayments are influenced significantly by general interest rates, economic conditions, and competition in the Company’s local markets.  As of March 31, 2009 the Company had approximately $134 million in additional borrowing capacity under various FHLB, federal funds, and other borrowing agreements.  However, there is no guarantee that these sources of funds will continue to be available to the Company, or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in the Company’s liquidity from these sources.

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

Liquid assets consist of cash, cash equivalents, and available for sale investment securities.  At March 31, 2009, consolidated liquid assets were $766 million, an increase of $40.6 million or 5.6% from year-end 2008.  The increase in liquid assets is mainly attributed to $35.9 million higher cash and equivalents. The increase in cash and equivalents is a result of the Company’s overall net funding position, which was boosted by the $30.0 million additional capital raised from issuing preferred stock to the Treasury during the current quarter.

Net cash provided by operating activities was $15.4 million in the first three months of 2009, an increase of $5.7 million or 58.4% compared to $9.7 million for the same period a year earlier. Net cash used in investing activities was $9.5 million in the current three months of 2009, up $2.8 million or 41.0% compared to $6.7 million a year ago. The increase in net cash used in investing activities is mainly due to higher net outflows related to loan activity in the current three months of $9.8 million compared to a year ago, partially offset by higher inflows related to proceeds from the sale of repossessed assets of $6.0 million and a decrease in cash outflows for the purchase of premises and equipment of $1.5 million. Net cash provided by financing activities was $30.0 million in the current period, a decrease of $47.8 million or 61.4% compared to $77.8 million a year ago. The lower cash provided by financing activities in the current period was driven mainly by a $58.5 million decrease in net deposit activity in the three-month comparison. Deposits of the Commonwealth declined $28.7 million in the current three months. A year ago, deposits of the Commonwealth increased $25.4 million in the same three-month period. Net cash provided by financing activities for 2009 includes $30.0 million from the Company’s issuance of preferred stock to the Treasury.

Commitments to extend credit are considered in addressing the Company’s liquidity management.  The Company does not expect these commitments to significantly affect the liquidity position in future periods. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options, or similar instruments.

CAPITAL RESOURCES

Shareholders’ equity was $198 million on March 31, 2009, an increase of $29.7 million or 17.7% from $168 million at December 31, 2008. The increase in shareholders’ equity is due mainly to the Company’s participation in the Treasury’s Capital Purchase Plan (“CPP”). In January 2009, the Company received a $30.0 million equity investment by issuing 30 thousand shares of Series A, no par value preferred stock to the Treasury pursuant to a Letter Agreement and Securities Purchase Agreement that was previously disclosed by the Company. In addition, the Company issued a warrant to the Treasury allowing it to purchase 224 thousand shares of the Company’s common stock at an exercise price of $20.09. The warrant can be exercised immediately and has a term of 10 years.

The non-voting Series A preferred shares issued, with a liquidation preference of $1 thousand per share, will pay a cumulative cash dividend quarterly at 5% per annum during the first five years the preferred shares are outstanding, resetting to 9% thereafter if not redeemed. The CPP also includes certain restrictions on dividend payments of the Company’s lower ranking equity and the ability to purchase its outstanding common shares.

Consistent with the objective of operating a sound financial organization, the Company’s goal is to maintain capital ratios well above the regulatory minimum requirements.  The Company's capital ratios as of March 31, 2009 and the regulatory minimums are as follows.

	Farmers Capital Bank Corporation	Regulatory Minimum
Tier 1 risk based	13.61%	4.00%
Total risk based	14.86%	8.00%
Leverage	8.63%	4.00%

The capital ratios of each subsidiary bank were in excess of the applicable minimum regulatory capital ratio requirements at March 31, 2009 as calculated under guidelines established by federal banking agencies. The Company is not aware of any recommendations by its regulatory authorities which, if implemented, would have a material effect on its capital resources, liquidity, or operations.

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

At March 31, 2009, the model indicated that if rates were to gradually increase by 150 basis points during the remainder of the calendar year, then net interest income and net income would increase 2.5% and 8.8%, respectively for the year ending December 31, 2009 when compared to the forecasted results for the most likely rate environment.  The model indicated that if rates were to gradually decrease by 150 basis points over the same period, then net interest income and net income would decrease 2.5% and 9.1%, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended March 31, 2009 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

As of March 31, 2009, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted.  Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material effect upon the consolidated financial statements of the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

At various times, the Company’s Board of Directors has authorized the purchase of shares of the Company’s outstanding common stock. No stated expiration dates have been established under any of the previous authorizations. There were no Company shares purchased during the quarter ended March 31, 2009. There are 84,971 shares that may still be purchased under the various authorizations.

On January 9, 2009, the Company received a $30.0 million equity investment by issuing 30 thousand shares of Series A, no par value preferred stock to the Treasury pursuant to a Letter Agreement and Securities Purchase Agreement that was previously disclosed by the Company. In addition, the Company issued a warrant to the Treasury allowing it to purchase 224 thousand shares of the Company’s common stock at an exercise price of $20.09. The warrant can be exercised immediately and has a term of 10 years. The Series A preferred stock and warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

The Company’s participation in the CPP restricts its ability to repurchase its outstanding common stock.  Until January 9, 2012, the Company generally must have the Treasury’s approval before it may repurchase any of its shares of common stock, unless all of the Series A preferred stock has been redeemed by the Company or transferred by the Treasury.

Item 6.  Exhibits

List of Exhibits
3.1
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

4.9	Guarantee Agreement, dated as of August 14, 2007, between Farmers Capital Bank Corporation, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee.*

4.10	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to the Current Report on Form 8-K dated January 13, 2009).

4.11	Warrant for Purchase of Shares of Common Stock (incorporated by reference to the Current Report on Form 8-K dated January 13, 2009).

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

10.3
Stock Purchase Agreement Dated June 1, 2006 by and among Farmers Capital Bank Corporation, Kentucky Banking Centers, Inc. and Citizens First Corporation (incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).

10.4
Letter Agreement, dated January 9, 2009, between Farmers Capital Bank Corporation and the United States Department of the Treasury, with respect to the issuance and sale of the Series A Preferred Stock and the Warrant, and Securities Purchase Agreement – Standard Terms attached thereto as Exhibit A
(incorporated by reference to the Current Report on Form 8-K dated January 13, 2009).

31.1**	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 **	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	CEO & CFO Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Exhibit not included pursuant to Item 601(b)(4)(iii) and (v) of Regulation S-K. The Company will provide a copy of such exhibit to the Securities and Exchange Commission upon request.

** Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	5-6-09	/s/ G. Anthony Busseni
G. Anthony Busseni,
President and CEO
(Principal Executive Officer)

Date:	5-6-09	/s/ Doug Carpenter
C. Douglas Carpenter,
Senior Vice President, Secretary, and CFO
(Principal Financial and Accounting Officer)