Form 10-Q
period 2009-06-30
FARMERS CAPITAL BANK CORP
filed 2009-08-07
CIK 713095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 OR 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer  ☐                                                                                                             Accelerated filer  ☒

Non-accelerated filer  ☐(Do not check if a smaller reporting company)                              Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $0.125 per share
7,367,067 shares outstanding at August 6, 2009

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Unaudited Consolidated Balance Sheets
	June 30,	December 31,
(Dollars in thousands, except per share data)	2009	2008
Assets
Cash and cash equivalents:
Cash and due from banks	$72,016	$87,656
Interest bearing deposits in other banks	160,518	94,823
Federal funds sold and securities purchased under agreements to resell	40,197	8,296
Total cash and cash equivalents	272,731	190,775
Investment securities:
Available for sale, amortized cost of $546,365 (2009) and $526,698 (2008)	550,911	534,295
Held to maturity, fair value of $1,454 (2009) and $1,667 (2008)	1,565	1,814
Total investment securities	552,476	536,109
Loans, net of unearned income	1,315,306	1,312,580
Allowance for loan losses	(21,318)	(16,828)
Loans, net	1,293,988	1,295,752
Premises and equipment, net	40,545	43,046
Company-owned life insurance	36,005	35,396
Goodwill	52,408	52,408
Other intangibles, net	5,965	6,941
Other assets	42,074	41,740
Total assets	$2,296,192	$2,202,167
Liabilities
Deposits:
Noninterest bearing	$231,650	$241,518
Interest bearing	1,406,615	1,352,597
Total deposits	1,638,265	1,594,115
Federal funds purchased and other short-term borrowings	105,843	77,474
Securities sold under agreements to repurchase and other long-term borrowings	280,792	286,691
Subordinated notes payable to unconsolidated trusts	48,970	48,970
Dividends payable	2,028	2,427
Other liabilities	25,617	24,194
Total liabilities	2,101,515	2,033,871
Shareholders’ Equity
Preferred stock, no par value 1,000,000 shares authorized; 30,000 Series A shares issued and outstanding at June 30, 2009; Liquidation preference of $30,000 at June 30, 2009	28,171
Common stock, par value $.125 per share 9,608,000 shares authorized; 7,367,067 and 7,357,362 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	921	920
Capital surplus	50,321	48,222
Retained earnings	114,368	116,419
Accumulated other comprehensive income	896	2,735
Total shareholders’ equity	194,677	168,296
Total liabilities and shareholders’ equity	$2,296,192	$2,202,167
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Operations
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2009	2008	2009	2008
Interest Income
Interest and fees on loans	$19,388	$21,960	$39,336	$44,736
Interest on investment securities:
Taxable	5,057	5,964	10,540	11,831
Nontaxable	949	827	1,768	1,651
Interest on deposits in other banks	74	10	147	24
Interest of federal funds sold and securities purchased under agreements to resell	11	276	17	830
Total interest income	25,479	29,037	51,808	59,072
Interest Expense
Interest on deposits	8,575	9,757	17,155	20,709
Interest on federal funds purchased and other short-term borrowings	121	447	237	1,153
Interest on securities sold under agreements to repurchase and other long-term borrowings	2,813	2,818	5,628	5,644
Interest on subordinated notes payable to unconsolidated trusts	567	664	1,146	1,460
Total interest expense	12,076	13,686	24,166	28,966
Net interest income	13,403	15,351	27,642	30,106
Provision for loan losses	5,940	483	7,616	1,585
Net interest income after provision for loan losses	7,463	14,868	20,026	28,521
Noninterest Income
Service charges and fees on deposits	2,336	2,486	4,522	4,864
Allotment processing fees	1,375	1,166	2,647	2,331
Other service charges, commissions, and fees	1,110	1,119	2,157	2,226
Data processing income	372	305	661	585
Trust income	602	533	1,037	1,050
Investment securities gains, net	1,304	214	2,058	580
Gains on sale of mortgage loans, net	345	101	691	226
Income from company-owned life insurance	333	312	658	613
Other	48	(45)	119	103
Total noninterest income	7,825	6,191	14,550	12,578
Noninterest Expense
Salaries and employee benefits	7,352	7,557	14,876	15,108
Occupancy expenses, net	1,394	1,064	2,717	2,200
Equipment expenses	770	753	1,525	1,467
Data processing and communication expenses	1,390	1,252	2,836	2,563
Bank franchise tax	565	477	1,122	896
Deposit insurance expense	1,709	108	2,161	175
Correspondent bank fees	298	293	601	508
Amortization of intangibles	488	650	976	1,301
Other	2,197	2,238	4,461	4,554
Total noninterest expense	16,163	14,392	31,275	28,772
(Loss) income before income taxes	(875)	6,667	3,301	12,327
Income tax (benefit) expense	(74)	1,767	797	3,051
Net (loss) income	(801)	4,900	2,504	9,276
Dividends and accretion on preferred shares	(462)		(876)
Net (loss) income available to common shareholders	$(1,263)	$4,900	$1,628	$9,276
Per Common Share
Net (loss) income, basic and diluted	$(.17)	$.67	$.22	$1.26
Cash dividends declared	.25	.33	.50	.66
Weighted Average Common Shares Outstanding
Basic and diluted	7,363	7,350	7,360	7,362
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Comprehensive (Loss) Income
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008
Net (Loss) Income	$(801)	$4,900	$2,504	$9,276
Other comprehensive income:
Net unrealized holding gain (loss) on available for sale securities arising during the period, net of tax of $422, $3,423, $114, and $1,020, respectively	784	(6,357)	(211)	(1,895)

Reclassification adjustment for prior period unrealized gain recognized during current period, net of tax of $669, $95, $954, and $73, respectively	(1,242)	(176)	(1,772)	(135)

Change in unfunded portion of postretirement benefit obligation, net of tax of $39, $44, $78 and $88, respectively	72	82	144	163
Other comprehensive loss	(386)	(6,451)	(1,839)	(1,867)
Comprehensive (Loss) Income	$(1,187)	$(1,551)	$665	$7,409
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Cash Flows
Six months ended June 30, (In thousands)	2009	2008
Cash Flows from Operating Activities
Net income	$2,504	$9,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,216	3,215
Net amortization of investment security premiums and (discounts):
Available for sale	139	(368)
Held to maturity	(1)
Provision for loan losses	7,616	1,585
Noncash compensation expense	26	27
Mortgage loans originated for sale	(30,747)	(11,436)
Proceeds from sale of mortgage loans	28,728	8,127
Deferred income tax expense	1,706	1,705
Gain on sale of mortgage loans, net	(691)	(226)
Loss on disposal of premises and equipment, net	55	19
Loss (gain) on sale of repossessed assets	140	(44)
Gain on sale of available for sale investment securities, net	(2,058)	(580)
Decrease in accrued interest receivable	1,515	603
Income from company-owned life insurance	(609)	(604)
Decrease (increase) in other assets	3,080	(3,568)
(Decrease) in accrued interest payable	(153)	(944)
Increase (decrease) in other liabilities	1,798	(689)
Net cash provided by operating activities	16,264	6,098
Cash Flows from Investing Activities
Proceeds from maturities and calls of investment securities:
Available for sale	93,139	140,078
Held to maturity	250	540
Proceeds from sale of available for sale investment securities	109,236	21,512
Purchase of available for sale investment securities	(220,123)	(165,399)
Loans originated for investment, net of principal collected	(8,165)	(16,289)
Additions to mortgage servicing rights, net	(169)	(31)
Purchase of premises and equipment	(1,250)	(4,013)
Proceeds from sale of repossessed assets	834	1,509
Proceeds from sale of equipment	29	19
Net cash used in investing activities	(26,219)	(22,074)
Cash Flows from Financing Activities
Net increase in deposits	44,150	39,517
Net increase in federal funds purchased and other short-term borrowings	28,369	3,171
Proceeds from securities sold under agreements to repurchase and other long-term debt		19,000
Repayments of securities sold under agreements to repurchase and other long-term debt	(5,899)	(7,352)
Proceeds from issuance of preferred stock, net of issue costs	29,961
Dividends paid, common and preferred	(4,792)	(4,869)
Purchase of common stock		(1,049)
Shares issued under Employee Stock Purchase Plan	122	125
Net cash provided by financing activities	91,911	48,543
Net increase in cash and cash equivalents	81,956	32,567
Cash and cash equivalents at beginning of year	190,775	79,140
Cash and cash equivalents at end of period	$272,731	$111,707
Supplemental Disclosures
Cash paid during the period for:
Interest	$24,319	$29,910
Income taxes	2,450	4,200
Transfers from loans to repossessed assets	5,023	5,894
Transfers from premises to repossessed assets	1,506
Cash dividends payable, common and preferred	2,028	2,426
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share data)						Accumulated
						Other	Total
Six months ended	Preferred	Common Stock		Capital	Retained	Comprehensive	Shareholders’
June 30, 2009 and 2008	Stock	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
Balance at January 1, 2009		7,357	$920	$48,222	$116,419	$2,735	$168,296
Issuance of 30,000 shares of Series A preferred stock	$30,000						30,000
Initial unearned discount on preferred stock	(1,991)						(1,991)
Issuance of common stock warrant				1,952			1,952
Net income					2,504		2,504
Other comprehensive loss						(1,839)	(1,839)
Cash dividends declared-common, $.50 per share					(3,680)		(3,680)
Preferred stock dividends					(713)		(713)
Preferred stock discount accretion	162				(162)
Shares issued pursuant to Employee Stock Purchase Plan		10	1	121			122
Noncash compensation expense attributed to Employee Stock Purchase Plan				26			26
Balance at June 30, 2009	$28,171	7,367	$921	$50,321	$114,368	$896	$194,677

Balance at January 1, 2008		7,385	$923	$48,176	$122,498	$(3,106)	$168,491
Net income					9,276		9,276
Other comprehensive loss						(1,867)	(1,867)
Cash dividends declared, $.66 per share					(4,859)		(4,859)
Purchase of common stock		(43)	(5)	(281)	(763)		(1,049)
Shares issued pursuant to Employee Stock Purchase Plan		7	1	124			125
Noncash compensation expense attributed to Employee Stock Purchase Plan				27			27
Balance at June 30, 2008		7,349	$919	$48,046	$126,152	$(4,973)	$170,144
See accompanying notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation and Nature of Operations

The consolidated financial statements include the accounts of Farmers Capital Bank Corporation (the “Company” or “Parent Company”), a financial holding company, and its bank and nonbank subsidiaries. Bank subsidiaries include Farmers Bank & Capital Trust Co. in Frankfort, KY and its significant wholly-owned subsidiaries, Leasing One Corporation (“Leasing One”) and Farmers Capital Insurance Corporation (“Farmers Insurance”). Leasing One is a commercial leasing company in Frankfort, KY and Farmers Insurance is an insurance agency in Frankfort, KY; First Citizens Bank in Elizabethtown, KY; United Bank & Trust Co. (“United Bank”) in Versailles, KY. United Bank has one subsidiary, EGT Properties, Inc. EGT Properties is involved in real estate management and liquidation for certain repossessed properties of United Bank; The Lawrenceburg Bank and Trust Company in Lawrenceburg, KY; and Citizens Bank of Northern Kentucky, Inc. in Newport, KY (“Citizens Northern”); Citizens Northern has one subsidiary, ENKY Properties, Inc. ENKY Properties is involved in real estate management and liquidation for certain repossessed properties of Citizens Northern.

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

3.	Recently Issued But Not Yet Effective Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards “(SFAS”) No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”. This statement is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

SFAS No. 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. This statement is effective at the beginning of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for the Company. Early application is not permitted. The Company does not expect this statement to have a material impact on its consolidated results of operations or financial position upon adoption.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. SFAS No. 167 is a revision to FIN 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.

SFAS No. 167 requires a number of new disclosures. SFAS No. 167 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS No. 167 is effective at the beginning of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for the Company. Early application is not permitted. The Company does not expect this statement to have a material impact on its consolidated results of operations or financial position upon adoption.

In June 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards CodificationTM” and the Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 168 establishes the FASB Accounting Standards CodificationTM (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.

When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-SEC accounting and other nongrandfathered literature not included in the Codification will become nonauthoritative. Subsequent to SFAS No. 168, the FASB will not issue new standards in the form of SFAS’s, FSP’s, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates (“ASU”), which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on changes in the Codification. The Company does not expect this statement to have a material impact on its consolidated results of operations or financial position upon adoption.

4.	Adoption of New Accounting Standards

Effective January 1, 2009 the Company adopted SFAS No. 141(R), “Business Combinations”, SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, and SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts”.

During the second quarter of 2009, the Company adopted FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” , SFAS No. 165, “Subsequent Events”, and FASB Staff Position (“FSP”) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” .

SFAS No. 141(R) establishes principals and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in an acquiree. The statement also provides guidance for recognizing and measuring goodwill or gain from a bargain purchase in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of this statement will only impact the Company if it enters into a business combination on or after January 1, 2009.

FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” was issued in April 2009 and amends the guidance in SFAS No. 141(R) as follows:

•
Requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. Further, the FASB decided to remove the subsequent accounting guidance for assets and liabilities arising from contingencies from Statement 141(R), and carry forward without significant revision the guidance in SFAS No. 141.

•
Eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB decided to require that entities include only the disclosures required by Statement 5 and that those disclosures be included in the business combination footnote.

•
Requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS No. 141(R).

This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting this FSP will depend on the timing of future acquisitions, if any, and the nature of any contingencies associated with such acquisitions.

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

FSP FAS 157-4, adopted in the second quarter of 2009:

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

•	Includes an example that provides additional explanation on estimating fair value when the market activity for an asset has declined significantly.

•	Requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable.

•	Applies to all fair value measurements when appropriate.

The adoption of FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial position or results of operations.

FSP FAS 115-2 and FAS 124-2, adopted in the second quarter of 2009:

•	Changes existing guidance for determining whether impairment is other than temporary for debt securities;

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

The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s consolidated financial position or results of operations. Reference is made to Note 7 for additional disclosures required by FSP FAS 115-2 and FAS 124-2.

The Company adopted FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” during the second quarter of 2009. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107.

The adoption of this FSP did not have a material impact on the Company’s consolidated financial position or results of operations. Please refer to Note 6 for additional information related to the impact of adopting this FSP.

The Company adopted SFAS No. 165, “Subsequent Events” during the second quarter of 2009. This statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. Specifically, SFAS No. 165 provides:

•
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

•	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and

•	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial position or results of operations. The Company evaluated subsequent events through August 7, 2009, the date its financial statements were issued, and believes that no events have occurred requiring further disclosure or adjustment to the consolidated financial statements.

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

Net (loss) income per common share computations were as follows for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except per share data)	2009		2008	2009	2008
Net (loss) income, basic and diluted		$(801)	$4,900	$2,504	$9,276
Preferred stock dividends and discount accretion		(462)		(876)
Net (loss) income available to common shareholders, basic and diluted		$(1,263)	$4,900	$1,628	$9,276

Average common shares outstanding, basic and diluted		7,363	7,350	7,360	7,362

Net (loss) income per common share, basic and diluted	$	(. 17)	$.67	$.22	$1.26

Options to purchase 57,621 and 62,621 common shares were excluded from the computation of earnings per common share for the three and six months ended June 30, 2009 and 2008, respectively, because they were antidilutive. There were 223,992 potential common shares associated with a warrant issued to the U.S. Treasury that were excluded from the computation of earnings per common share for the three and six months ended June 30, 2009 because they were antidilutive.

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

•
Investments in the Federal Reserve Bank, Federal Home Loan Bank, and other similar stock totaling $9.1 million and $8.9 million at June 30, 2009 and December 31, 2008, respectively, are carried at cost and not included in the table below as they are outside the scope of SFAS No. 157.

Available for sale investment securities are the Company’s only balance sheet item that meets the disclosure requirements for instruments measured at fair value on a recurring basis. Disclosures as of June 30, 2009 and December 31, 2008 are as follows.

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2009
U.S. Treasury securities	$19,151	$19,151
Obligations of U.S. government-sponsored entities	42,544		$42,544
Obligations of states and political subdivisions	109,254		109,254
Mortgage-backed securities – residential	354,117		354,117
Money market mutual funds	891		891
Corporate debt securities	15,836		15,836
Total	$541,793	$19,151	$522,642	$0

December 31, 2008	$525,353	$10,256	$515,097	$0

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

For disclosures about assets and liabilities measured at fair value on a nonrecurring basis, the Company’s only current disclosure obligation consists of impaired loans and other real estate owned (“OREO”). Loans are considered impaired when full payment under the contractual terms is not expected. In general, impaired loans are also on nonaccrual status. Impaired loans are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or at the fair value of the collateral if the loan is collateral dependent. If the value of an impaired loan is less than the unpaid balance, the difference is credited to the allowance for loan losses with a corresponding charge to provision for loan losses. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of a loan is confirmed.

At June 30, 2009 impaired loans were $82.4 million compared to $48.4 million at year-end 2008. During the six months ended June 30, 2009, impaired loans in the amount of $37.7 million were written down to their estimated fair value of $34.0 million. The provision for loan losses in the three and six months ended June 30, 2009 includes $3.4 million and $3.8 million, respectively, related to impaired loans. For the three and six months ended June 30, 2008, the provision for loan losses included zero and $511 thousand, respectively, related to impaired loans. Impaired loans are measured at fair value based on the underlying collateral and are considered level 3 inputs.

OREO includes properties acquired by the Company through actual loan foreclosures and is carried at the lower of cost or fair value less estimated costs to sell. Fair value is the amount that the Company could reasonably expect to receive in a current sale between a willing buyer and a willing seller, other than in a forced or liquidation sale. Fair value of OREO is measured by the market value based on comparable sales and is considered as level 3 inputs. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs after acquisition are expensed. At June 30, 2009 OREO was $20.0 million compared to $14.4 million at year-end 2008. During the six months ended June 30, 2009, OREO in the amount of $811 thousand was written down to its estimated fair value of $718 thousand. Impairment charges on OREO were $93 thousand in the first six months of 2009. There was no impairment charges related to OREO during the three months ended June 30, 2009.

Fair Value of Financial Instruments

The following table presents the estimated fair values of the Company’s financial instruments made in accordance with the requirements of SFAS No. 107 and FSP FAS 107-1 and APB 28-1. It excludes fair values presented elsewhere. SFAS No. 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet for which it is practicable to estimate that value. The estimated fair value amounts have been determined by the Company using available market information and present value or other valuation techniques. These derived fair values are subjective in nature, involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from the disclosure requirements. Accordingly, the aggregate fair value amounts presented are not intended to represent the underlying value of the Company.

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

The estimated fair values of the Company's financial instruments are as follows.

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$272,731	$272,731	$190,775	$190,775
Investment securities:
FHLB and similar stock	9,118	N/A	8,942	N/A
Held to maturity	1,565	1,454	1,814	1,667
Loans, net	1,293,988	1,301,378	1,295,752	1,309,604
Accrued interest receivable	10,653	10,653	12,168	12,168

Liabilities
Deposits	1,638,265	1,646,595	1,594,115	1,601,567
Federal funds purchased and other short-term borrowings	105,843	105,843	77,474	77,474
Securities sold under agreements to repurchase and other long-term borrowings	280,792	297,268	286,691	311,259
Subordinated notes payable to unconsolidated trusts	48,970	29,820	48,970	18,518
Accrued interest payable	5,658	5,658	5,811	5,811

7.           Investment Securities

The following table summarizes the amortized costs and estimated fair value of the securities portfolio at June 30, 2009. The summary is divided into available for sale and held to maturity investment securities.

	Amortized	Gross	Gross	Estimated
June 30, 2009 (In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$42,572	$94	$122	$42,544
Obligations of states and political subdivisions	108,682	1,590	1,018	109,254
Mortgage-backed securities – residential	345,890	8,694	467	354,117
U.S. Treasury securities	19,140	11		19,151
Money market mutual funds	891			891
Corporate debt securities	20,072	52	4,288	15,836
Equity securities	9,118			9,118
Total securities – available for sale	$546,365	$10,441	$5,895	$550,911
Held To Maturity
Obligations of states and political subdivisions	$1,565	$7	$118	$1,454

The amortized cost and estimated fair value of the securities portfolio at June 30, 2009, by contractual maturity, are detailed below. The summary is divided into available for sale and held to maturity securities. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities in the available for sale portfolio consist primarily of restricted FHLB and Federal Reserve Board stocks, which have no stated maturity and are not included in the maturity schedule that follows.

Mortgage-backed securities are stated separately due to the nature of payment and prepayment characteristics of these securities, as principal is not due at a single date.

	Available For Sale		Held To Maturity
	Amortized	Estimated	Amortized	Estimated
June 30, 2009 (In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$15,723	$15,819	$540	$547
Due after one year through five years	83,628	84,676
Due after five years through ten years	34,058	33,998
Due after ten years	57,948	53,183	1,025	907
Mortgage-backed securities	345,890	354,117
Total	$537,247	$541,793	$1,565	$1,454

Gross realized gains and losses on the sale of available for sale investment securities were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008
Gross realized gains	$1,328	$218	$2,101	$684
Gross realized losses	24	4	43	104
Net realized gains	$1,304	$214	$2,058	$580

Proceeds from sale of available for sale investment securities	$52,841	$7,127	$109,236	$21,512

Investment securities with unrealized losses at June 30, 2009 not recognized in income are presented in the table below. The table segregates investment securities that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or more. The table also includes the fair value of the related securities.

	Less than 12 Months		12 Months or More		Total
June 30, 2009 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$10,952	$122			$10,952	$122
Obligations of states and political subdivisions	34,251	884	$3,614	$252	37,865	1,136
Mortgage-backed securities – residential	39,207	467			39,207	467
Corporate debt securities	3,735	697	9,933	3,591	13,668	4,288
Total	$88,145	$2,170	$13,547	$3,843	$101,692	$6,013

Unrealized losses included in the table above have not been recognized in income since they have been identified as temporary. The Company evaluates investment securities for other-than-temporary impairment (“OTTI”) at least quarterly, and more frequently when economic or market conditions warrant. Consideration is given to the following:

1.	the length of time and the extent to which the fair value has been less than cost,

2.	the financial condition and near-term prospects of the issuer,

3.	whether market decline was effected by macroeconomic conditions, and

4.	whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery.

The assessment of whether an OTTI decline exists involves a high degree of subjectivity and judgment and is based on the information available to the Company at a point in time.

Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In determining OTTI under SFAS No. 115 the Company considers many factors, including those enumerated above. When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If the Company intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that it will be required to sell the security before recovery of its amortized cost basis less any current-period loss, OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

As of June 30, 2009, the Company’s investment security portfolio had gross unrealized losses of $6.0 million. Unrealized losses on corporate debt securities comprise $4.3 million of the total unrealized loss. Corporate debt securities consist primarily of single-issuer trust preferred capital securities issued by national and global financial services firms. The unrealized loss on corporate debt securities is primarily attributed to the general decline in financial markets and temporary illiquidity and not necessarily the expected cash flows of the individual securities. Overall market declines, particularly of banking and financial institutions, are a result of significant stress throughout the regional and national economy that began during 2008 and has not fully stabilized.

Corporate debt securities and other securities with unrealized losses held in the Company’s portfolio at June 30, 2009 are performing according to their contractual terms. The Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery. The Company does not consider any of the securities to be impaired due to reasons of credit quality or other factors.

8.           Preferred Stock and Warrant

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

9.	Subsequent Event

On August 6, 2009 Kentucky General, a wholly-owned subsidiary of the Company, sold its entire ownership interest in KHL Holdings, LLC to Hamburg Insurance, LLC. KHL Holdings, the parent company of Kentucky Home Life Insurance Company, was a joint venture between the Company and Hamburg Insurance, an otherwise unrelated entity. The Company received gross proceeds of $2.5 million for the sale of KHL Holdings, resulting in a pre-tax gain of $185 thousand.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties.  In general, forward-looking statements relate to a discussion of future financial results or projections, future economic performance, future operational plans and objectives, and statements regarding the underlying assumptions of such statements.  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company and its subsidiaries operate) and lower interest margins; competition for the Company’s customers from other providers of financial services; deposit outflows or reduced demand for financial services and loan products; government legislation, regulation, and changes in monetary and fiscal policies (which changes from time to time and over which the Company has no control); changes in interest rates; changes in prepayment speeds of loans or investment securities; inflation; material unforeseen changes in the liquidity, results of operations, or financial condition of the Company’s customers; changes in the level of non-performing assets and charge-offs; changes in the number of common shares outstanding; the capability of the Company to successfully enter into a definitive agreement for and close anticipated transactions; the possibility that acquired entities may not perform as well as expected; unexpected claims or litigation against the Company; technological or operational difficulties; the impact of new accounting pronouncements and changes in policies and practices that may be adopted by regulatory agencies; acts of war or terrorism; the ability of the parent company to receive dividends from its subsidiaries; the impact of larger or similar financial institutions encountering difficulties, which may adversely affect the banking industry or the Company; the Company or its subsidiary banks to maintain required capital levels and adequate funding sources liquidity; and other risks or uncertainties detailed in the Company’s filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.  The Company expressly disclaims any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in the Company’s opinions or expectations.

RESULTS OF OPERATIONS

Second Quarter 2009 Compared to Second Quarter 2008

The Company reported a net loss of $801 thousand or $.17 per common share for the quarter ended June 30, 2009 compared to net income of $4.9 million or $.67 per common share for the quarter ended June 30, 2008. A summary of the quarterly comparison follows.

▪
The $.84 decrease in per common share earnings in the second quarter of 2009 compared to the second quarter a year ago is driven mainly by a $5.5 million increase in the provision for loan losses, a decrease in net interest income of $1.9 million, and higher deposit insurance expense of $1.6 million. In addition, preferred stock dividends and related accretion, which did not exist in the prior year, account for $.06 of the decrease in per common share earnings.

▪	The higher provision for loan losses is attributed to an increase in nonperforming assets, primarily nonaccrual loans secured by real estate developments.
▪
The increase in deposit insurance expense was driven by a special assessment imposed by the Federal Deposit Insurance Corporation (“FDIC”) in the current quarter as part of its plan to replenish the Deposit Insurance Fund.

▪
Margin compression, primarily due to a 107 basis point decline in the average rate earned on earning assets, lowered net interest income $1.9 million or 12.7%. Net interest margin declined to 2.85% compared to 3.43% a year ago.

▪	Noninterest income increased $1.6 million or 26.4%, mainly attributed to higher securities gains and moderate increases in other fee income categories.
▪	Noninterest expenses increased $1.8 million or 12.3% due mainly to the increase in deposit insurance premiums.
▪	Income tax expense decreased $1.8 million due to the net loss in the current quarter.

▪	Return on average assets (“ROA”) and equity (“ROE”) was -.14% and -1.62%, respectively compared to .92% and 11.35% for the previous-year quarter.
▪	Net interest spread and margin for the current quarter was 2.61% and 2.85%, respectively compared to 3.17% and 3.43% a year earlier.

Net Interest Income

The overall interest rate environment during the current quarter has been more stable compared to the extreme volatility that occurred during 2008. However, the overall rate environment remains near historic lows and has made managing the Company’s net interest margin very challenging. At June 30, 2009 the short-term federal funds target interest rate was between zero and 0.25%, unchanged from December 31, 2008. The yield curve has inched upward in each of the previous two quarters since year-end 2008, particularly with the longer-term yields. The 10 and 30-year treasury yields are up 132 and 165 basis points, respectively, since year-end 2008. Shorter-term treasury yields moved upward at a much lower amount, up 10, 8, and 35 basis points for the 3-month, 6-month, and 2-year treasury’s, respectively. The 3-year and 5-year treasury yields were up 65 and 101 basis points, respectively.

Net interest income was $13.4 million for the three months ended June 30, 2009, a decrease of $1.9 million or 12.7% from $15.4 million in the same period a year earlier. The decrease in net interest income is attributed mainly to a $2.6 million or 11.7% decline in interest income on loans that was partially offset by a $1.2 million or 12.1% decrease in interest expense on deposit accounts. The decrease in both of these line items was driven by overall rate declines, which offset the effect on net interest income of volume increases in both loans and deposits. Rate declines were driven mainly by weaker economic conditions.

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

Total interest income was $25.5 million in the second quarter of 2009, a decrease of $3.6 million or 12.3% and was driven by lower interest income on loans of $2.6 million or 11.7%. The average rate earned on loans was 6.0% in the current quarter, down 92 basis points from 6.9% a year earlier. Similar declines were experienced in other earning asset categories. Interest income from deposits held in other banks and federal funds sold and securities purchased under agreements to resell was down $201 thousand or 70.3% as a 179 basis point decrease in the average rate earned offset a volume increase of $74.3 million. Interest on taxable securities decreased $907 thousand or 15.2% which is also attributed to an 81 basis point lower average rate earned.

Total interest expense was $12.1 million in the current quarter. This represents a decrease of $1.6 million or 11.8% compared to $13.7 million a year ago. The decrease in interest expense was driven by lower interest expense on deposits of $1.2 million or 12.1%. The average rate paid on deposit accounts was 2.44% in the current period, a decrease of 55 basis points compared to 2.99% a year earlier. Interest expense on time deposits, the largest component of interest expense, declined $532 thousand or 6.3% in the quarterly comparison. Interest expense on savings and interest bearing demand accounts decreased $384 thousand or 43.8% and $266 thousand or 53.0%, respectively. Interest expense on short and long-term borrowings decreased $326 thousand or 72.9% and $102 thousand or 2.9%, respectively. The decrease in interest expense was mainly driven by a lower average rate paid on the Company’s deposits and borrowings and is attributed to the overall lower interest rate environment.

The net interest margin on a taxable equivalent basis decreased 58 basis points to 2.85% for the second quarter of 2009 compared to 3.43% in the same quarter of 2008.  The lower net interest margin is attributed to a 56 basis point decrease in the spread between the average rate earned on earning assets and the average rate paid on interest bearing liabilities to 2.61% in the current quarter from 3.17% in the same quarter of 2008. The decrease in net interest margin was impacted mainly by the overall lower interest rate environment. The Company expects its net interest margin to remain relatively flat or decrease slightly in the near term due to the maturity structure of its earning assets, particularly loans, and to a lesser degree, recent purchases of investment securities at lower market yields and from its funding sources that continue to reprice downward to reflect the overall lower market interest rate environment.

The following tables present an analysis of net interest income for the quarterly periods ended June 30.

Distribution of Assets, Liabilities and Shareholders’ Equity:  Interest Rates and Interest Differential
Quarter Ended June 30,	2009			2008
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities
Taxable	$429,124	$5,057	4.73%	$431,778	$5,964	5.54%
Nontaxable1	102,456	1,378	5.39	88,604	1,191	5.39
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	130,324	85	.26	56,058	286	2.05
Loans1,2,3	1,319,377	19,600	5.96	1,297,789	22,260	6.88
Total earning assets	1,981,281	$26,120	5.29%	1,874,229	$29,701	6.36%
Allowance for loan losses	(17,408)			(14,517)
Total earning assets, net of allowance for loan losses	1,963,873			1,859,712
Nonearning Assets
Cash and due from banks	101,294			83,623
Premises and equipment, net	41,449			40,507
Other assets	161,613			151,801
Total assets	$2,268,229			$2,135,643
Interest Bearing Liabilities
Deposits
Interest bearing demand	$253,952	$236	.37%	$267,294	$502	0.75%
Savings	258,814	492	.76	267,405	876	1.31
Time	896,176	7,847	3.51	777,327	8,379	4.32
Federal funds purchased and other short-term borrowings	65,675	121	.74	80,577	447	2.23
Securities sold under agreements to repurchase and other long-term borrowings	333,416	3,380	4.07	327,214	3,482	4.27
Total interest bearing liabilities	1,808,033	$12,076	2.68%	1,719,817	$13,686	3.19%
Noninterest Bearing Liabilities
Commonwealth of Kentucky deposits	41,282			42,900
Other demand deposits	184,363			176,702
Other liabilities	36,561			22,640
Total liabilities	2,070,239			1,962,059
Shareholders’ equity	197,990			173,584
Total liabilities and shareholders’ equity	$2,268,229			$2,135,643
Net interest income		14,044			16,015
TE basis adjustment		(641)			(664)
Net interest income		$13,403			$15,351
Net interest spread			2.61%			3.17%
Impact of noninterest bearing sources of funds			.24			.26
Net interest margin			2.85%			3.43%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
2Loan balances include principal balances on nonaccrual loans.
3Loan fees included in interest income amounted to $511 thousand and $818 thousand in 2009 and 2008, respectively.

Analysis of Changes in Net Interest Income (tax equivalent basis)
(In thousands)	Variance	Variance Attributed to
Quarter Ended June 30,	2009/2008	1	Volume	Rate
Interest Income
Taxable investment securities	$(907)	$(37)	$(870)
Nontaxable investment securities2	187	187
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	(201)	1,088	(1,289)
Loans2	(2,660)	2,347	(5,007)
Total interest income	(3,581)	3,585	(7,166)
Interest Expense
Interest bearing demand deposits	(266)	(24)	(242)
Savings deposits	(384)	(27)	(357)
Time deposits	(532)	5,417	(5,949)
Federal funds purchased and other short-term borrowings	(326)	(71)	(255)
Securities sold under agreements to repurchase and other long-term borrowings	(102)	348	(450)
Total interest expense	(1,610)	5,643	(7,253)
Net interest income	$(1,971)	$(2,058)	$87
Percentage change	100.0%	104.4%	(4.4)%

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Provision and Allowance for Loan Losses

The provision for loan losses represents charges (or credits) to earnings that maintain an allowance for loan losses at an adequate level based on credit losses specifically identified in the loan portfolio, as well as management’s best estimate of incurred probable loan losses in the remainder of the portfolio at the balance sheet date. The Company’s loan quality has been negatively impacted by adverse conditions in certain real estate sectors since the downturn in the overall economy and financial markets that started to take place in late 2007. This has led to declines in real estate values and deterioration in the financial condition of many of the Company’s borrowers, particularly related to certain commercial and real estate development projects. The Company has, in turn, lowered its loan quality ratings on various commercial and real estate development loans as part of its normal internal review process. Declining real estate values have resulted in several loans that have become under collateralized, leading to nonperforming loans, net charge-offs, and provision for loan losses that have generally been higher than historical levels.

The provision for loan losses for the quarter ended June 30, 2009 was $5.9 million, an increase of $5.5 million compared to $483 thousand for the same quarter of 2008. Net charge-offs were $2.4 million in the current quarter compared to $73 thousand a year earlier. On an annualized basis, quarterly net charge-offs were .73% of average loans outstanding for the three months ended June 30, 2009. This compares to .22% for the first quarter of 2009 and year-end 2008 and .02% for the three months ended June 30, 2008. The three months ended June 30, 2008 includes an unusually large recovery of $828 thousand. Excluding this recovery, the annualized net charge offs were .28%.

In general, the provision for loan losses and related allowance increases as the level of nonperforming and impaired loans, relative to total loans outstanding, increases. Nonperforming loans were $44.3 million at June 30, 2009, an increase of $15.3 million and $18.8 million compared to $29.0 million at March 31, 2009 and $25.5 million at year-end 2008, respectively. Nonperforming loans were $24.0 million at June 30 a year earlier. Impaired loans were $82.4 million and $48.4 million at June 30, 2009 and December 31, 2008, respectively. Impaired loans include loans where full payment under the contractual terms is not expected and may include those that are currently performing. As a percentage of loans outstanding (net of unearned income), nonperforming loans were 3.37%, 2.20%, 1.94% and 1.84% at June 30, 2009, March 31, 2009, year-end 2008, and June 30 a year ago, respectively. Real estate development lending continues to dominate the increase in impaired loans, which is the primary driver of the higher provision and allowance for loan losses.

Nonperforming loans began to spike upward during the third quarter of 2007, climbing to $29.9 million by the end of the first quarter of 2008. Nonperforming loans then dipped to $24.0 million at the end of the second quarter of 2008 before gradually increasing to $29.0 million at March 31, 2009 and moving up sharply to $44.3 at June 30, 2009. Although financial markets are beginning to improve, the upward trend in nonperforming loans is driven by overall weaknesses that remain in the general economy. Certain housing markets are showing signs of stabilizing, but labor markets continue to be weak and signs of inflation have emerged. For the Company, economic conditions in recent quarters have resulted in higher stress in the real estate development portion of its lending portfolio.

The allowance for loan losses was $21.3 million or 1.62% of net loans at June 30, 2009. This compares to $16.9 million or 1.28% of net loans outstanding at year-end 2008. The allowance was $15.0 million or 1.15% of net loans outstanding at June 30, 2008. As a percentage of nonperforming loans, the allowance for loan losses was 48.1%, 66.1%, and 62.5% at June 30, 2009, year-end 2008, and June 30, a year earlier, respectively.

Noninterest Income

Noninterest income was $7.8 million for the second quarter of 2009, an increase of $1.6 million or 26.4% compared to $6.2 million for the same quarter a year ago. Higher net gains on the sale of investment securities of $1.1 million and higher net gains from the sale of loans of $244 thousand were the primary reasons for the increase in noninterest income.

The increase in net gains on the sale of investment securities is attributed to higher sales activity and refinements in the makeup of the investment portfolio. The Company opted to record gains by selling certain investment securities during the current quarter. This was done after carefully considering the makeup of the investment portfolio, the current economic environment, reinvestment of proceeds and future impact on net interest margin, and other asset/liability management considerations.

The increase in net gains on the sale of loans is attributed to higher sales volume helped by lower interest rates and consumer refinancing activity. Allotment processing fees were up $209 thousand or 17.9%, also boosted by increased transaction volume. Service charges and fees on deposits decreased $150 thousand or 6.0%, driven by a decrease in NSF fees of $156 thousand and experienced throughout most of the Company’s market areas and a result of lower volume. All other noninterest income line items increased a net $241 thousand in the comparison.

Noninterest Expense

Total noninterest expenses were $16.2 million for the second quarter of 2009, up $1.8 million or 12.3% compared to the second quarter of 2008. Salaries and employee benefits, the largest component of noninterest expenses, decreased $205 thousand or 2.7% and totaled $7.4 million. Salary and related payroll taxes decreased $181 thousand or 3.0% and is correlated with a decrease in the average number of full time equivalent employees to 562 from 576 in the comparison. Benefit costs decreased $22 thousand or 1.5% in the comparison.

Deposit insurance expense increased $1.6 million in the three months ended June 30, 2009 compared to the same three months of 2008. The higher amount is driven mainly by a special assessment imposed by the FDIC during the current quarter as part of its plan to replenish the Deposit Insurance Fund. The special assessment accounts for $1.1 million of the increase in deposit insurance for the quarter.

Intangible amortization expense decreased $162 thousand or 24.9% in the quarterly comparison which partially offset increases in other expense line items. Amortization of intangible assets, which relate to customer lists and core deposits from prior acquisitions, is decreasing as a result of amortization schedules that allocate a higher amount of amortization in the earlier periods following an acquisition consistent with how the assets are used.

Significant increases in other noninterest expense line items include net occupancy expense of $330 thousand or 31.0% and data processing and communications expense of $138 thousand or 11.0%. The increase in net occupancy expense is due mainly to increased depreciation and rent and correlates to a higher number of properties used in the Company’s business. Higher data processing and communication expenses are related mainly to higher processing volumes.

Income Taxes

The Company had an income tax benefit for the second quarter of 2009 in the amount of $74 thousand. Income tax expense for the second quarter of 2008 was $1.8 million. The $1.8 million decrease in income taxes in the current period compared to a year ago is due to the net loss recorded in the current quarter.

First Six Months of 2009 Compared to First Six Months of 2008

Net income for the first six months of 2009 was $2.5 million or $.22 per common share compared to $9.3 million or $1.26 per common share for the same six-month period of 2008. A summary of the six-month comparison follows.

▪
The $1.04 decrease in per common share earnings for the six-month period ended June 30, 2009 compared to the same period for 2008 is mainly attributed to a $6.0 million increase in the provision for loan losses, lower net interest income of $2.5 million, and higher deposit insurance expense of $2.0 million. In addition, preferred stock dividends and related accretion, which did not exist in the prior year, account for $.12 of the decrease in per common share earnings.

▪	The higher provision for loan losses is attributed to a sharp increase in nonperforming assets, primarily nonaccrual loans secured by real estate developments.
▪	The increase in deposit insurance expense was driven by the FDIC special assessment as mentioned in the quarterly discussion above.
▪
Margin compression, primarily due to a 106 basis point decline in the average rate earned on earning assets, lowered net interest income $2.5 million or 8.2%. Net interest margin declined to 2.94% compared to 3.36% a year ago.

▪	Noninterest income increased $2.0 million or 15.7%, driven by higher securities gains, allotment processing fees, and net gains on the sale of loans.
▪	Noninterest expenses increased $2.5 million or 8.7% due mainly to the increase in deposit insurance.
▪	Income tax expense decreased $2.3 million due to an overall lower taxable position. The Company’s effective income tax rate was relatively unchanged at 24.1%.
▪	ROA and ROE was .22% and 2.57%, respectively in the current six months. This represents a decrease of 65 basis points in ROA and 825 basis points in ROE compared to the same period a year ago.
▪	Net interest spread and margin for the current six months was 2.68% and 2.94%, respectively compared to 3.08% and 3.36% a year ago.

Net Interest Income

Net interest income was $27.6 million for the first six months of 2009, a decrease of $2.5 million or 8.2% from $30.1 million for the same period during 2008. The decrease in net interest income is attributed mainly to a $5.4 million or 12.1% decline in interest income on loans that was partially offset by a $3.6 million or 17.2% decrease in interest expense on deposit accounts. The decrease in both of these line items was driven by overall rate declines, which offset the effect on net interest income of volume increases in both loans and deposits. Rate declines were driven mainly by overall economic conditions.

Interest income and interest expense related to nearly all of the Company’s earning assets and interest paying liabilities have declined in the six-month comparison. These declines are due almost entirely to the lower interest rate environment in the current period compared to a year earlier. In general, the Company is earning and paying less interest from its earning assets and funding sources as rates have dropped. This includes repricing of variable and floating rate assets and liabilities that have reset since the prior reporting period as well as activity related to new earning assets and funding sources that reflect a current lower overall interest rate environment.

Total interest income was $51.8 million in the first six months of 2009, a decrease of $7.3 million or 12.3% due mainly to lower interest income on loans of $5.4 million or 12.1%. The average rate earned on loans was 6.1% in the current period, a decrease of 95 basis points from 7.0% a year earlier. Interest income from deposits held in other banks and federal funds sold and securities purchased under agreements to resell decreased $690 thousand or 80.8% due to a 241 basis point decrease in the average rate earned that offset a volume increase of $73.1 million. Interest on taxable securities decreased $1.3 million or 10.9% led by a 60 basis point lower average rate earned.

Total interest expense was $24.2 million in the current six months. This represents a decrease of $4.8 million or 16.6% compared to $29.0 million for the same period a year ago. The decrease in interest expense was driven by lower interest expense on deposits of $3.6 million or 17.2%. The average rate paid on deposit accounts was 2.49% in the current six months, a decrease of 69 basis points compared to 3.18% a year earlier. Interest expense on time deposits, the largest component of interest expense, declined $1.9 million or 10.7% in the comparison. Interest expense on savings and interest bearing demand accounts decreased $935 thousand or 49.0% and $740 thousand or 63.0%, respectively. Interest expense on short and long-term borrowings decreased $916 thousand or 79.4% and $330 thousand or 4.6%, respectively. The decrease in interest expense was mainly driven by a lower average rate paid on the Company’s deposits and borrowings and is attributed to the overall lower interest rate environment.

The net interest margin on a taxable equivalent basis decreased 42 basis points to 2.94% for the six months ended June 30, 2009 compared to 3.36% for the same period of 2008.  The lower net interest margin is attributed to a 40 basis point decrease in the spread between the average rate earned on earning assets and the average rate paid on interest bearing liabilities to 2.68% in the current six months from 3.08% in the same six-month period of 2008. The decrease in net interest margin was impacted mainly by the overall lower interest rate environment. The Company expects its net interest margin to remain relatively flat or decrease slightly in the near term due to the maturity structure of its earning assets, particularly loans, and to a lesser degree, recent purchases of investment securities at lower market yields and from its funding sources that continue to reprice downward to reflect the overall lower market interest rate environment.

The following tables present an analysis of net interest income for the six months ended June 30.

Distribution of Assets, Liabilities and Shareholders’ Equity:  Interest Rates and Interest Differential
Six Months Ended June 30,	2009			2008
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities
Taxable	$430,457	$10,540	4.94%	$429,459	$11,831	5.54%
Nontaxable1	95,155	2,566	5.44	88,876	2,372	5.37
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	137,860	164	.24	64,763	854	2.65
Loans1,2,3	1,317,491	39,742	6.08	1,296,851	45,321	7.03
Total earning assets	1,980,963	$53,012	5.40%	1,879,949	$60,378	6.46%
Allowance for loan losses	(17,134)			(14,321)
Total earning assets, net of allowance for loan losses	1,963,829			1,865,628
Nonearning Assets
Cash and due from banks	79,793			81,901
Premises and equipment, net	42,177			39,881
Other assets	161,222			148,738
Total assets	$2,247,021			$2,136,148
Interest Bearing Liabilities
Deposits
Interest bearing demand	$254,757	$434	.34%	$267,364	$1,174	0.88%
Savings	255,412	973	.77	263,340	1,908	1.46
Time	880,717	15,748	3.61	780,273	17,627	4.54
Federal funds purchased and other short-term borrowings	67,998	237	.70	85,225	1,153	2.72
Securities sold under agreements to repurchase and other long-term borrowings	334,482	6,774	4.08	326,175	7,104	4.38
Total interest bearing liabilities	1,793,366	$24,166	2.72%	1,722,377	$28,966	3.38%
Noninterest Bearing Liabilities
Commonwealth of Kentucky deposits	37,735			39,645
Other demand deposits	184,670			175,463
Other liabilities	34,670			26,254
Total liabilities	2,050,441			1,963,739
Shareholders’ equity	196,580			172,409
Total liabilities and shareholders’ equity	$2,247,021			$2,136,148
Net interest income		28,846			31,412
TE basis adjustment		(1,204)			(1,306)
Net interest income		$27,642			$30,106
Net interest spread			2.68%			3.08%
Impact of noninterest bearing sources of funds			.26			.28
Net interest margin			2.94%			3.36%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
2Loan balances include principal balances on nonaccrual loans.
3Loan fees included in interest income amounted to $1.0 million and $1.3 million in 2009 and 2008, respectively.

Analysis of Changes in Net Interest Income (tax equivalent basis)
(In thousands)	Variance	Variance Attributed to
Six Months Ended June 30,	2009/2008	1	Volume	Rate
Interest Income
Taxable investment securities	$(1,291)	$81	$(1,372)
Nontaxable investment securities2	194	164	30
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	(690)	1,347	(2,037)
Loans2	(5,579)	2,008	(7,587)
Total interest income	(7,366)	3,600	(10,966)
Interest Expense
Interest bearing demand deposits	(740)	(53)	(687)
Savings deposits	(935)	(56)	(879)
Time deposits	(1,879)	4,876	(6,755)
Federal funds purchased and other short-term borrowings	(916)	(196)	(720)
Securities sold under agreements to repurchase and other long-term borrowings	(330)	441	(771)
Total interest expense	(4,800)	5,012	(9,812)
Net interest income	$(2,566)	$(1,412)	$(1,154)
Percentage change	100.0%	55.0%	45.0%

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values     of rate and volume variances as a basis for allocation.
2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Provision and Allowance for Loan Losses

The provision for loan losses for the six months ended June 30, 2009 was $7.6 million, an increase of $6.0 million compared to $1.6 million for the same period of 2008. Net charge-offs were $3.1 million in the current period compared to $836 thousand a year ago. On an annualized basis, net charge-offs were .48% of average loans outstanding for the six months ended June 30, 2009. This compares to .22% for the first quarter of 2009 and year-end 2008 and .13% for the six months ended June 30, 2008. The six months ended June 30, 2008 includes an unusually large recovery of $828 thousand. Excluding this recovery, the annualized net charge offs for this period were .26%.

In general, the provision for loan losses and related allowance increases as the level of nonperforming and impaired loans, relative to total loans outstanding, increases. Nonperforming loans were $44.3 million at June 30, 2009, an increase from $25.5 million at year-end 2008. Nonperforming loans were $24.0 million at June 30 a year earlier, an increase of $2.9 million in the six-month period ended June 30, 2008. Impaired loans were $82.4 million and $48.4 million at June 30, 2009 and December 31, 2008, respectively. Impaired loans include loans where full payment under the contractual terms is not expected and may include those that are currently performing. As a percentage of loans outstanding (net of unearned income), nonperforming loans were 3.37%, 1.94% and 1.84% at June 30, 2009,  year-end 2008, and June 30 a year ago, respectively. Real estate development lending continues to dominate the increase in impaired loans, which is the primary driver of the higher provision and allowance for loan losses.

Nonperforming loans began to spike upward during the third quarter of 2007, climbing to $29.9 million by the end of the first quarter of 2008. Nonperforming loans then dipped to $24.0 million at the end of the second quarter of 2008 before gradually increasing to $29.0 million at March 31, 2009 and moving up sharply to $44.3 at June 30, 2009. Although financial markets are beginning to improve, the upward trend in nonperforming loans is driven by overall weaknesses that remain in the general economy. Certain housing markets are showing signs of stabilizing, but labor markets continue to be weak and signs of inflation have emerged. For the Company, economic conditions in recent quarters have resulted in the real estate development portion of its lending portfolio that has shown the most signs of stress.

The allowance for loan losses was $21.3 million or 1.62% of net loans at June 30, 2009. This compares to $16.9 million or 1.28% of net loans outstanding at year-end 2008. At June 30, 2008 the allowance was $15.0 million or 1.15% of net loans outstanding. As a percentage of nonperforming loans, the allowance for loan losses was 48.1%, 66.1%, and 62.5% at June 30, 2009, year-end 2008, and June 30, a year earlier, respectively.

Noninterest Income

Noninterest income for the six months ended June 30, 2009 was $14.6 million, an increase of $2.0 million or 15.7% compared to the same period a year earlier. Higher net gains on the sale of investment securities of $1.5 million, higher net gains from the sale of loans of $465 thousand, and an increase in allotment processing fees of $316 thousand or 13.6% were the primary reasons for the increase in noninterest income.

The increase in net gains on the sale of investment securities is attributed to higher sales activity and refinements in the makeup of the investment portfolio. The Company opted to record gains by selling certain investment securities during the current year. This was done after carefully considering the makeup of the investment portfolio, the current economic environment, reinvestment of proceeds and future impact on net interest margin, and other asset/liability management considerations.

The increase in net gains on the sale of loans is attributed to higher sales volumes helped by the low interest rate environment and consumer refinancing activity. The increase in allotment processing fees is a result of increased transaction volumes. Service charges and fees on deposits decreased $342 thousand or 7.0%, driven by lower NSF fees of $319 thousand and experienced throughout most of the Company’s market areas and a result of lower volumes. All other noninterest income line items increased a net $55 thousand or 1.2% in the six-month comparison.

Noninterest Expense

Total noninterest expenses were $31.3 million for the first six months of 2009, an increase of $2.5 million or 8.7% compared to the same period of 2008. Salaries and employee benefits, the largest component of noninterest expenses, decreased $232 thousand or 1.5% and totaled $14.9 million as the average number of full time equivalent employees decreased to 566 from 575. Salary and related payroll taxes decreased $344 thousand or 2.8% and correlates with the decrease in head count. Benefit costs increased $113 thousand or 4.3% due to higher claims related to the Company’s self-funded insurance plan.

Deposit insurance expense was $2.2 million for the first six months of 2009, an increase of $2.0 million compared to the same period in 2008. The increase in deposit insurance is due in part to a special assessment imposed by the FDIC during the current period as part of its plan to replenish the Deposit Insurance Fund. The special assessment accounted for $1.1 million of the increase in deposit insurance for the current year. In addition, deposit insurance expense for 2008 was low as a result of the Company’s ability to offset a portion of its expense with a one-time assessment credit it received during 2006.

Intangible amortization expense decreased $325 thousand or 25.0% in the six-month comparison which partially offset increases in other expense line items. Amortization of intangible assets, which relate to customer lists and core deposits from prior acquisitions, is decreasing as a result of amortization schedules that allocate a higher amount of amortization in the earlier periods following an acquisition consistent with how the assets are used.

Significant increases in other noninterest expense line items include net occupancy expense of $517 thousand or 23.5%, data processing and communications expense of $273 thousand or 10.7%, and bank franchise taxes of $226 thousand or 25.2%. The increase in net occupancy expense is due mainly to increased depreciation and rent and correlates to a higher number of properties used in the Company’s business. Higher data processing and communication expenses are mainly a function of higher processing volumes. The increase in bank franchise tax expense is mainly a result of a higher taxable base and, to a lesser extent, a partial refund received during 2008 of amounts previously paid.

Income Taxes

Income tax expense for the first six months of 2009 was $797 thousand, a decrease of $2.3 million or 73.9% compared to $3.1 million for the same period a year earlier. The decrease in income tax expense is due to an overall lower taxable position resulting from the net loss in the second quarter of 2009. The effective federal income tax rate decreased 61 basis points to 24.1% from 24.8% in the comparison.

FINANCIAL CONDITION

Total assets were $2.3 billion at June 30, 2009, an increase of $94.0 million or 4.3% from the prior year-end. The increase in assets is primarily related to higher cash and equivalents of $82.0 million and a net increase in investment securities of $16.4 million or 3.1%.

Total liabilities were $2.1 billion at June 30, 2009, an increase of $67.6 million or 3.3% compared to December 31, 2008. Deposits increased $44.2 million or 2.8%. Net borrowed funds, primarily short-term obligations, were up $22.5 million or 6.2%. Shareholders’ equity increased $26.4 million or 15.7% to $195 million at the end of the period due mainly to the additional capital raised from issuing $30.0 million of preferred stock to the U.S. Department of Treasury (“Treasury”).

The increase in current end of period cash and cash equivalents compared to year-end 2008 was driven by the cash raised from the preferred stock issued to the Treasury during the first quarter of 2009 and to a large deposit received from the Commonwealth of Kentucky at the end of the current quarter. Investment securities have increased $16.4 million or 3.1% since year-end 2008 while net loans are relatively unchanged. The Company maintains a cautious and measured lending strategy with tighter loan underwriting standards as a result of an economy that in general continues to show weaknesses.

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

On an average basis, total assets were $2.2 billion for the first six months of 2009, an increase of $110 million or 5.1% from year-end 2008. The increase in average assets is attributed mainly to higher earning asset balances of $101 million or 5.4%. Average temporary investments increased $72.4 million or 111% from year-end 2008. Average investment securities were up $13.6 million or 2.7%. Average loans increased $15.1 million or 1.2% compared to the average year-end balance. Deposits averaged $1.6 billion for the six months ended June 30, 2009, an increase of $87.5 million or 5.7% from the prior year-end. Time deposits, the largest portion of total deposits, increased $87.2 million or 11.0%. Average earning assets were 88.2% of total average assets for the first six months of 2009 compared to 88.0% at year-end 2008.

Temporary Investments

Temporary investments are comprised of interest bearing deposits in other banks and federal funds sold and securities purchased under agreements to resell. The Company uses these funds in the management of liquidity and interest rate sensitivity. At June 30, 2009, temporary investments were $201 million, an increase of $97.6 million or 94.6% compared to $103 million at year-end 2008.

Temporary investments averaged $138 million during the first six months of 2009, an increase of $72.4 million or 111% from year-end 2008. The increase is a result of the Company’s overall net funding position, which was helped by the $30.0 million additional capital raised from issuing preferred stock to the Treasury during the first quarter and a large cash transaction with the Commonwealth at the end of the current quarter. In addition, net funds available from deposit accounts, loan principal payments, and net proceeds from matured, called, or sold investment securities have generally been reinvested in temporary investments to the extent not used to fund new loans or other earning assets. Temporary investments are reallocated to loans or other investments as market conditions and Company resources warrant. However, the overall weak economy has limited the attractiveness of many longer-term asset investments.

Investment Securities

The investment securities portfolio is comprised primarily of U.S. government-sponsored agency securities, mortgage-backed securities, and tax-exempt securities of states and political subdivisions. The Company also holds $16.4 million amortized cost amounts of single-issuer trust preferred capital securities of global and national financial services firms with an estimated fair value of $12.4 million. In addition, the Company holds $2.5 million amortized cost amounts of debentures issued by global and national financial services firms with an estimated fair value of $2.3 million. Each of these securities are currently performing and the issuers of such securities are rated as investment grade by major rating agencies, even though down grades have occurred with respect to certain securities within this group of holdings. The Company does not intend to sell these securities nor does the Company believe it will be required to sell these securities prior to recovering its amortized cost. The Company believes these securities are not impaired due to reasons of credit quality, but rather the unrealized losses are primarily attributed to general uncertainties in the financial markets and market volatility. The Company believes that it will be able to collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will recover as they approach their maturity dates.

Total investment securities were $552 million on June 30, 2009, an increase of $16.4 million or 3.1% compared to $536 million at year-end 2008. Net amortized cost amounts were up $19.4 million or 3.7% which was partially offset by a net decrease in market values adjustments of $3.1 million related to investments carried in the available for sale portfolio. The $3.1 million lower market values of the available for sale investment securities is attributed in part to the sale of investment securities during the current year that had net unrealized gains of $2.7 million at year-end 2008 and to the decline in value attributed to the change in overall market rates between the periods. Net market values of the Company’s fixed rate investments edged lower compared to the prior year-end mainly as a result of an increase in the overall interest rate environment, particularly for the longer maturity periods, as reflected by the yield curves of the comparable periods.

Unrealized losses within the Company’s investment securities portfolio have not been included in income since they are identified as temporary. The Company does not intend to sell these securities nor does the Company believe it will be required to sell these securities prior to recovering its amortized cost. All investment securities in the Company’s portfolio are currently performing. The Company does not have direct exposure to the subprime mortgage market. The Company does not originate subprime mortgages nor has it invested in bonds that are secured by such mortgages.

Loans

Loans, net of unearned interest, were $1.3 billion at June 30, 2009, an increase of $2.7 million or .2% from year-end 2008. The Company has continued to take a more measured and cautious approach to loan growth in the near term as a result of continued weaknesses in the general economy.

The composition of the loan portfolio is summarized in the table below.

	June 30, 2009		December 31, 2008
(Dollars in thousands)	Amount	%	Amount	%
Commercial, financial, and agriculture	$141,645	10.8%	$144,788	11.0%
Real estate – construction	251,625	19.1	260,524	19.9
Real estate mortgage – residential	454,882	34.6	444,487	33.9
Real estate mortgage - farmland and other commercial enterprises	398,658	30.3	390,424	29.7
Installment	40,881	3.1	45,135	3.4
Lease financing	27,615	2.1	27,222	2.1
Total	$1,315,306	100.0%	$1,312,580	100.0%

On average, loans represented 66.5% of earning assets during the current six-month period, a decrease of 277 basis points compared to 69.3% for year-end 2008. Average loans represent a lower percentage of earning assets mainly as a result of the increase in short-term temporary investments. This is driven by tighter credit markets, overall market conditions, and the net funding position of the Company. As loan demand fluctuates, the available funds are reallocated between loans and temporary investments or investment securities, which typically involve a decrease in credit risk and lower yields.

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

Nonperforming loans were $44.3 million at June 30, 2009, an increase of $18.8 million or 74.0% compared to year-end 2008 as the overall sluggish economy continues to hinder the Company’s efforts to reduce its level of nonperforming loans and assets. Nonperforming loans were as follows at June 30, 2009 and December 31, 2008.

(In thousands)	June 30, 2009	December 31, 2008	Change	%
Nonaccrual	$34,653	$21,545	$13,108	60.8%
Past due 90 days or more and still accruing	9,651	3,913	5,738	146.6
Total nonperforming loans	$44,304	$25,458	$18,846	74.0%

The $34.7 million nonaccrual loans outstanding at June 30, 2009 is comprised mainly of 13 credits totaling $24.9 million, substantially all of which is secured by real estate. The increase in loans past due 90 days or more and still accruing interest was driven by the addition of four large real estate collateral loans totaling $7.0 million. This was partially offset by three larger-balance credits in the amount of $1.7 million that were past due 90 days or more and still accruing interest at year-end 2008. At June 30, 2009 $441 thousand of this amount was brought current according to the repayment terms, $546 thousand was in nonaccrual status, and $726 thousand no longer meets the 90 day delinquency criteria. The Company actively monitors and evaluates its past due loans. Loans past due 90 days or more remain on accrual status only when they are well secured as to both principle and interest and in the process of collection.

Other Real Estate

Other real estate owned (“OREO”) includes real estate properties acquired by the Company through foreclosure. At June 30, 2009 OREO was $20.0 million, an increase of $5.6 million or 38.4% compared to $14.4 million at year-end 2008. The increase in OREO during the current six-month period is attributed mainly to the Company taking possession of real estate property securing six different credits totaling $5.5 million and is the result of the economic environment that continues to be very challenging to a broad range of industry sectors.

Deposits

A summary of the Company’s deposits are as follows for the periods indicated.

	End of Period			Average
(In thousands)	June 30, 2009	December 31, 2008	Difference	(Six Months) June 30, 2009	(Twelve Months) December 31, 2008	Difference
Noninterest Bearing
Commonwealth	$46,301	$65,639	$(19,338)	$37,735	$37,025	$710
Other	185,349	175,879	9,470	184,670	177,347	7,323
Total	$231,650	$241,518	$(9,868)	$222,405	$214,372	$8,033

Interest Bearing
Demand	$240,913	$246,553	$(5,640)	$254,756	$256,129	$(1,373)
Savings	251,546	255,550	(4,004)	255,412	261,692	(6,280)
Time	914,156	850,494	63,662	880,717	793,561	87,156
Total	$1,406,615	$1,352,597	$54,018	$1,390,885	$1,311,382	$79,503

Total Deposits	$1,638,265	$1,594,115	$44,150	$1,613,290	$1,525,754	$87,536

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

Borrowed Funds

Total borrowed funds were $436 million at June 30, 2009, an increase of $22.5 million or 5.4% from $413 million at year-end 2008. Long-term borrowings decreased $5.9 million or 1.8% due mainly to maturing FHLB advances. Short-term borrowings increased $28.4 million or 36.6% due mainly to sharp increase in securities sold under agreements to repurchase that was driven by a large deposit received from the Commonwealth at the end of the quarter. These sources of short-term funding fluctuate as the overall net funding position of the Company changes and, in terms of transactions with the Commonwealth, can fluctuate significantly on a daily basis.

LIQUIDITY

The Parent Company’s primary use of cash consists of dividend payments to its common and preferred shareholders, purchases of its common stock, corporate acquisitions, interest expense on borrowings, and other general operating purposes. Liquidity of the Parent Company depends primarily on the receipt of dividends from its subsidiary banks, cash balances maintained, and borrowings from nonaffiliated sources.  As of June 30, 2009 combined retained earnings of the Company’s subsidiary banks was $46.9 million, of which $4.3 million was available for the payment of dividends to the Parent Company without obtaining prior approval from bank regulatory agencies.  As a practical matter, payment of future dividends is also subject to the maintenance of other capital ratio requirements which may further restrict the subsidiary bank from paying dividends to the Parent Company.

Management expects that in the aggregate, its subsidiary banks will continue to have the ability to pay dividends in order to provide funds to the Parent Company to meet its near-term liquidity needs. The Parent Company previously had a one-year $15.0 million unsecured line of credit with an unrelated financial institution available for general corporate purposes. This line of credit had no outstanding balance when it matured in June 2009. The Company is in the process of negotiating to renew this line of credit.

The Parent Company had cash balances of $3.8 million at June 30, 2009, a decrease of $504 thousand or 11.7% from $4.3 million at year-end 2008. In addition, the Parent Company has $24.0 million invested in a short-term securities purchased under agreement to resell (“reverse repo”) contract. Significant cash flows during the current six-month period for the Parent Company include the following: proceeds from issuing preferred stock of $30.0 million; management fees received from subsidiaries of $1.5 million; purchase of short-term reverse repo of $24.0 million; payment of dividends to common and preferred shareholders of $4.8 million; interest payments on borrowed funds of $1.1 million; and a $1.0 million capital injection into a bank subsidiary.

The Company's objective as it relates to liquidity is to ensure that its subsidiary banks have funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability.  In order to maintain a proper level of liquidity, the subsidiary banks have several sources of funds available on a daily basis that can be used for liquidity purposes.  Those sources of funds include the subsidiary banks' core deposits, consisting of business and nonbusiness deposits, cash flow generated by repayment of principal and interest on loans and investment securities, FHLB and other borrowings, and federal funds purchased and securities sold under agreements to repurchase.  While maturities and scheduled amortization of loans and investment securities are generally a predictable source of funds, deposit outflows and mortgage prepayments are influenced significantly by general interest rates, economic conditions, and competition in the Company’s local markets.  As of June 30, 2009 the Company had approximately $127 million in additional borrowing capacity under various FHLB, federal funds, and other borrowing agreements.  However, there is no guarantee that these sources of funds will continue to be available to the Company, or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in the Company’s liquidity from these sources.

For the longer term, the liquidity position is managed by balancing the maturity structure of the balance sheet.  This process allows for an orderly flow of funds over an extended period of time.  The Company’s Asset and Liability Management Committee, both at the bank subsidiary level and on a consolidated basis, meets regularly and monitors the composition of the balance sheet to ensure comprehensive management of interest rate risk and liquidity. The Company’s liquidity position at June 30, 2009 has increased relative to year-end 2008 and is driven mainly by the current overall economic environment that has made the investment in longer-term assets less attractive and somewhat limited.

Liquid assets consist of cash, cash equivalents, and available for sale investment securities.  At June 30, 2009, consolidated liquid assets were $824 million, an increase of $98.6 million or 13.6% from year-end 2008.  The increase in liquid assets is mainly attributed to $82.0 million higher cash and equivalents. The increase in cash and equivalents is a result of the Company’s overall net funding position, which was boosted by the $30.0 million additional capital raised from issuing preferred stock to the Treasury during the first quarter and to a large deposit received from the Commonwealth at the end of the current quarter.

Net cash provided by operating activities was $16.3 million in the first six months of 2009, an increase of $10.2 million or 167% compared to $6.1 million for the same period a year earlier. Net cash used in investing activities was $26.2 million in the current year, up $4.1 million or 18.8% compared to $22.1 million a year ago. The increase in net cash used in investing activities is mainly due to a $14.2 million higher net outflow related to investment securities transactions partially offset by lower net loans originated for investment of $8.1 million and lower cash outflows related to the purchase of premises and equipment of $2.8 million. Net cash provided by financing activities was $91.9 million in the current six months, an increase of $43.4 million or 89.3% compared to $48.5 million in the same six-month period a year ago. The higher net cash provided by financing activities in the current period was driven mainly by the $30.0 million from the Company’s issuance of preferred stock to the Treasury in the current year and a $25.2 million increase in short-term borrowing that was boosted by the securities sold under agreement to repurchase transaction with the Commonwealth at quarter end.

Commitments to extend credit are considered in addressing the Company’s liquidity management.  The Company does not expect these commitments to significantly affect the liquidity position in future periods. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options, or similar instruments.

CAPITAL RESOURCES

Shareholders’ equity was $195 million on June 30, 2009, an increase of $26.4 million or 15.7% from $168 million at December 31, 2008. The increase in shareholders’ equity is due mainly to the Company’s participation in the Treasury’s Capital Purchase Plan (“CPP”). In January 2009, the Company received a $30.0 million equity investment by issuing 30 thousand shares of Series A, no par value preferred stock to the Treasury pursuant to a Letter Agreement and Securities Purchase Agreement that was previously disclosed by the Company. In addition, the Company issued a warrant to the Treasury allowing it to purchase 224 thousand shares of the Company’s common stock at an exercise price of $20.09. The warrant can be exercised immediately and has a term of 10 years.

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

Retained earnings were $114 million at June 30, 2009, a decrease of $2.1 million or 1.8% compared to $116 million at year-end 2008. The decrease in retained earnings is attributed to common and preferred stock dividends declared of $4.6 million partially offset by net income of $2.5 million. Net income for the current six months was negatively impacted by the $801 thousand net loss recorded in the second quarter of 2009.

At June 30, 2009 the Company’s tangible capital ratio was 6.09% compared to 5.08% at year-end 2008. The increase in the tangible capital ratio reflects the Company’s participation in the CPP in early 2009 as discussed above. The tangible capital ratio is defined as tangible equity as a percentage of tangible assets. This ratio excludes amounts related to goodwill and other intangible assets. Tangible common equity to tangible assets, which further excludes outstanding preferred stock, was 4.83% at June 30, 2009 compared to 5.08% at year-end 2008.

Consistent with the objective of operating a sound financial organization, the Company’s goal is to maintain capital ratios well above the regulatory minimum requirements.  The Company's capital ratios as of June 30, 2009 and the regulatory minimums are as follows.

	Farmers Capital	Regulatory
	Bank Corporation	Minimum
Tier 1 risk based	13.39%	4.00%
Total risk based	14.65%	8.00%
Leverage	8.36%	4.00%

The capital ratios of each subsidiary bank were in excess of the applicable minimum regulatory capital ratio requirements at June 30, 2009 as calculated under guidelines established by federal banking agencies. The Company is not aware of any recommendations by its regulatory authorities which, if implemented, would have a material effect on its capital resources, liquidity, or operations.

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

At June 30, 2009, the model indicated that if rates were to gradually increase by 150 basis points during the remainder of the calendar year, then net interest income and net income would increase 1.0% and 5.5%, respectively for the year ending December 31, 2009 when compared to the forecasted results for the most likely rate environment.  The model indicated that if rates were to gradually decrease by 150 basis points over the same period, then net interest income and net income would decrease 1.0% and 6.0%, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended June 30, 2009 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

As of June 30, 2009, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted.  Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material effect upon the consolidated financial statements of the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

At various times, the Company’s Board of Directors has authorized the purchase of shares of the Company’s outstanding common stock. No stated expiration dates have been established under any of the previous authorizations. There were no Company shares purchased during the quarter ended June 30, 2009. There are 84,971 shares that may still be purchased under the various authorizations.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held May 12, 2009.   The matters that were voted upon included the following:

1.	Election of four directors.
2.	Ratification of the appointment of the Company’s independent registered public accounting firm.
3.	Endorsement of the compensation the Company pays its executives

The outcome of the voting was as follows:

	For	Against	Withheld	Abstained
Election of Directors
Frank W. Sower, Jr.	5,384,841	0	195,149	0
J. Barry Banker	5,412,481	0	167,509	0
Dr. John D. Sutterlin	5,416,991	0	162,999	0
Dr. Donald J. Mullineaux	5,416,055	0	163,935	0

Ratification of independent registered public accounting firm	5,516,534	38,135	25,318	0

Endorsement of compensation to executives	5,241,885	275,860	62,239	0

Listed below are the names of each other director whose term of office continued after the meeting.

Lloyd C. Hillard, Jr	G. Anthony Busseni
Robert Roach, Jr.	Shelley S. Sweeney
R. Terry Bennett	Ben F. Brown
Dr. Donald A. Saelinger	Marvin E. Strong

In addition to the directors above, Dr. John P. Stewart, Chairman Emeritus and E. Bruce Dungan serve as advisory directors for the Company.

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

Date:	August 6, 2009	/s/ G. Anthony Busseni
G. Anthony Busseni,
President and CEO
(Principal Executive Officer)

Date:	8-7-09	/s/ Doug Carpenter
C. Douglas Carpenter,
Senior Vice President, Secretary, and CFO
(Principal Financial and Accounting Officer)