Form 10-Q
period 2009-09-30
FARMERS CAPITAL BANK CORP
filed 2009-11-06
CIK 713095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 OR 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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
7,371,207 shares outstanding at November 5, 2009

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Unaudited Consolidated Balance Sheets
	September 30,	December 31,
(Dollars in thousands, except per share data)	2009	2008
Assets
Cash and cash equivalents:
Cash and due from banks	$85,097	$87,656
Interest bearing deposits in other banks	126,358	94,823
Federal funds sold and securities purchased under agreements to resell	24,786	8,296
Total cash and cash equivalents	236,241	190,775
Investment securities:
Available for sale, amortized cost of $576,178 (2009) and $526,698 (2008)	590,425	534,295
Held to maturity, fair value of $1,151 (2009) and $1,667 (2008)	1,195	1,814
Total investment securities	591,620	536,109
Loans, net of unearned income	1,294,394	1,312,580
Allowance for loan losses	(22,022)	(16,828)
Loans, net	1,272,372	1,295,752
Premises and equipment, net	39,878	43,046
Company-owned life insurance	36,314	35,396
Goodwill	52,408	52,408
Other intangibles, net	5,477	6,941
Other assets	38,949	41,740
Total assets	$2,273,259	$2,202,167
Liabilities
Deposits:
Noninterest bearing	$249,624	$241,518
Interest bearing	1,415,783	1,352,597
Total deposits	1,665,407	1,594,115
Federal funds purchased and other short-term borrowings	49,500	77,474
Securities sold under agreements to repurchase and other long-term borrowings	280,626	286,691
Subordinated notes payable to unconsolidated trusts	48,970	48,970
Dividends payable	2,029	2,427
Other liabilities	27,986	24,194
Total liabilities	2,074,518	2,033,871
Shareholders’ Equity
Preferred stock, no par value 1,000,000 shares authorized; 30,000 Series A shares issued and outstanding at September 30, 2009; Liquidation preference of $30,000 at September 30, 2009	28,259
Common stock, par value $.125 per share 9,608,000 shares authorized; 7,371,207 and 7,357,362 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	921	920
Capital surplus	50,396	48,222
Retained earnings	111,890	116,419
Accumulated other comprehensive income	7,275	2,735
Total shareholders’ equity	198,741	168,296
Total liabilities and shareholders’ equity	$2,273,259	$2,202,167
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Operations
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2009	2008	2009	2008
Interest Income
Interest and fees on loans	$19,381	$21,458	$58,717	$66,194
Interest on investment securities:
Taxable	5,019	5,411	15,559	17,242
Nontaxable	916	795	2,684	2,446
Interest on deposits in other banks	60	20	207	44
Interest of federal funds sold and securities purchased under agreements to resell	5	175	22	1,005
Total interest income	25,381	27,859	77,189	86,931
Interest Expense
Interest on deposits	8,412	9,082	25,567	29,791
Interest on federal funds purchased and other short-term borrowings	111	453	348	1,606
Interest on securities sold under agreements to repurchase and other long-term borrowings	2,829	2,879	8,457	8,523
Interest on subordinated notes payable to unconsolidated trusts	527	671	1,673	2,131
Total interest expense	11,879	13,085	36,045	42,051
Net interest income	13,502	14,774	41,144	44,880
Provision for loan losses	6,653	1,780	14,269	3,365
Net interest income after provision for loan losses	6,849	12,994	26,875	41,515
Noninterest Income
Service charges and fees on deposits	2,424	2,539	6,946	7,403
Allotment processing fees	1,355	1,199	4,002	3,530
Other service charges, commissions, and fees	1,183	1,098	3,340	3,324
Data processing income	338	258	999	843
Trust income	394	535	1,431	1,585
Investment securities gains, net	18	5	2,076	585
Other-than-temporary impairment of investment securities		(13,962)		(13,962)
Gains on sale of mortgage loans, net	228	128	919	354
Income from company-owned life insurance	313	310	971	923
Other	275	25	394	128
Total noninterest income	6,528	(7,865)	21,078	4,713
Noninterest Expense
Salaries and employee benefits	7,409	7,411	22,285	22,519
Occupancy expenses, net	1,208	1,140	3,925	3,340
Equipment expenses	794	824	2,319	2,291
Data processing and communication expenses	1,352	1,417	4,188	3,980
Bank franchise tax	578	574	1,700	1,470
Deposit insurance expense	726	135	2,887	310
Correspondent bank fees	203	259	804	767
Amortization of intangibles	488	651	1,464	1,952
Other	2,541	2,468	7,002	7,022
Total noninterest expense	15,299	14,879	46,574	43,651
(Loss) income before income taxes	(1,922)	(9,750)	1,379	2,577
Income tax (benefit) expense	(1,748)	(2,865)	(951)	186
Net (loss) income	(174)	(6,885)	2,330	2,391
Dividends and accretion on preferred shares	(462)		(1,338)
Net (loss) income available to common shareholders	$(636)	$(6,885)	$992	$2,391
Per Common Share
Net (loss) income, basic and diluted	$(.09)	$(.94)	$.13	$.32
Cash dividends declared	.25	.33	.75	.99
Weighted Average Common Shares Outstanding
Basic & Diluted	7,367	7,349	7,363	7,358
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Comprehensive Income (Loss)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008
Net (Loss) Income	$(174)	$(6,885)	$2,330	$2,391
Other comprehensive income:
Net unrealized holding gain (loss) on available for sale securities arising during the period, net of tax of $3,404, $267, $3,293, and $1,228, respectively	6,322	(496)	6,116	(2,280)

Reclassification adjustment for prior period unrealized (gain) loss recognized during current period, net of tax of $9, $47, $965, and $85, respectively	(16)	88	(1,793)	(158)

Change in unfunded portion of postretirement benefit obligation, net of tax of $39, $43, $117 and $131, respectively	73	81	217	244
Other comprehensive income (loss)	6,379	(327)	4,540	(2,194)
Comprehensive Income (Loss)	$6,205	$(7,212)	$6,870	$197
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Cash Flows
Nine months ended September 30, (In thousands)	2009	2008
Cash Flows from Operating Activities
Net income	$2,330	$2,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,738	4,853
Net amortization of investment security premiums and (discounts):
Available for sale	510	(94)
Held to maturity	(1)
Provision for loan losses	14,269	3,365
Noncash compensation expense	39	41
Mortgage loans originated for sale	(37,713)	(13,525)
Proceeds from sale of mortgage loans	39,660	12,812
Deferred income tax expense (benefit)	1,639	(3,249)
Gain on sale of mortgage loans, net	(919)	(354)
Loss on disposal of premises and equipment, net	59	12
Loss on sale of repossessed assets	432	87
Gain on sale of available for sale investment securities, net	(2,076)	(585)
Other-than-temporary impairment of investment securities		13,962
Decrease in accrued interest receivable	1,603	340
Income from company-owned life insurance	(918)	(913)
Decrease (increase) in other assets	3,636	(3,364)
Decrease in accrued interest payable	(37)	(955)
Increase in other liabilities	1,550	71
Net cash provided by operating activities	28,801	14,895
Cash Flows from Investing Activities
Proceeds from maturities and calls of investment securities:
Available for sale	170,293	185,925
Held to maturity	620	1,305
Proceeds from sale of available for sale investment securities	109,202	30,672
Purchase of available for sale investment securities	(325,909)	(207,112)
Loans originated for investment, net of principal collected	1,083	(25,448)
Additions to mortgage servicing rights, net	(236)	(65)
Purchase of premises and equipment	(1,587)	(7,596)
Proceeds from sale of repossessed assets	2,775	4,040
Proceeds from sale of equipment	32	2,356
Net cash used in investing activities	(43,727)	(15,923)
Cash Flows from Financing Activities
Net increase in deposits	71,292	73,379
Net (decrease) increase in federal funds purchased and other short-term borrowings	(27,974)	2,492
Proceeds from securities sold under agreements to repurchase and other long-term debt		27,000
Repayments of securities sold under agreements to repurchase and other long-term debt	(6,065)	(7,518)
Proceeds from issuance of preferred stock, net of issue costs	29,961
Dividends paid, common and preferred	(7,006)	(7,295)
Purchase of common stock		(1,048)
Shares issued under Employee Stock Purchase Plan	184	191
Stock options exercised		30
Net cash provided by financing activities	60,392	87,231
Net increase in cash and cash equivalents	45,466	86,203
Cash and cash equivalents at beginning of year	190,775	79,140
Cash and cash equivalents at end of period	$236,241	$165,343
Supplemental Disclosures
Cash paid during the period for:
Interest	$36,082	$43,006
Income taxes	2,450	5,600
Transfers from loans to repossessed assets	7,000	13,105
Transfers from premises to repossessed assets	1,506
Cash dividends payable, common and preferred	2,029	2,425
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share data)						Accumulated
						Other	Total
Nine months ended	Preferred	Common Stock		Capital	Retained	Comprehensive	Shareholders’
September 30, 2009 and 2008	Stock	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
Balance at January 1, 2009		7,357	$920	$48,222	$116,419	$2,735	$168,296
Issuance of 30,000 shares of Series A preferred stock	$30,000						30,000
Initial unearned discount on preferred stock	(1,991)						(1,991)
Issuance of common stock warrant				1,952			1,952
Net income					2,330		2,330
Other comprehensive loss						4,540	4,540
Cash dividends declared-common, $.75 per share					(5,521)		(5,521)
Preferred stock dividends					(1,088)		(1,088)
Preferred stock discount accretion	250				(250)
Shares issued pursuant to Employee Stock Purchase Plan		14	1	183			184
Noncash compensation expense attributed to Employee Stock Purchase Plan				39			39
Balance at September 30, 2009	$28,259	7,371	$921	$50,396	$111,890	$7,275	$198,741

Balance at January 1, 2008		7,385	$923	$48,176	$122,498	$(3,106)	$168,491
Net income					2,391		2,391
Other comprehensive loss						(2,194)	(2,194)
Cash dividends declared, $.99 per share					(7,284)		(7,284)
Purchase of common stock		(43)	(5)	(281)	(762)		(1,048)
Stock options exercised, including related tax benefits		1		30			30
Shares issued pursuant to Employee Stock Purchase Plan		11	1	190			191
Noncash compensation expense attributed to Employee Stock Purchase Plan				41			41
Balance at September 30, 2008		7,354	$919	$48,156	$116,843	$(5,300)	$160,618
See accompanying notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation and Nature of Operations

The consolidated financial statements include the accounts of Farmers Capital Bank Corporation (the “Company” or “Parent Company”), a bank holding company in Frankfort, KY, and its bank and nonbank subsidiaries. Bank subsidiaries include Farmers Bank & Capital Trust Co. in Frankfort, KY (“Farmers Bank”) and its significant wholly-owned subsidiaries, Leasing One Corporation (“Leasing One”) and Farmers Capital Insurance Corporation (“Farmers Insurance”). Leasing One is a commercial leasing company in Frankfort, KY and Farmers Insurance is an insurance agency in Frankfort, KY; First Citizens Bank in Elizabethtown, KY (“First Citizens”); United Bank & Trust Co. (“United Bank”) in Versailles, KY. United Bank has one subsidiary, EGT Properties, Inc. EGT Properties is involved in real estate management and liquidation for certain repossessed properties of United Bank; The Lawrenceburg Bank and Trust Company in Lawrenceburg, KY (“Lawrenceburg Bank”); and Citizens Bank of Northern Kentucky, Inc. in Newport, KY (“Citizens Northern”); Citizens Northern has one subsidiary, ENKY Properties, Inc. ENKY Properties is involved in real estate management and liquidation for certain repossessed properties of Citizens Northern.

The Company has four active nonbank subsidiaries, FCB Services, Inc. (“FCB Services”), Kentucky General Holdings, LLC (“Kentucky General”), FFKT Insurance Services, Inc. (“FFKT Insurance”), and EKT Properties, Inc. (“EKT”). FCB Services is a data processing subsidiary located in Frankfort, KY that provides services to the Company’s banks as well as unaffiliated entities. On August 6, 2009 Kentucky General sold its entire 50% interest in KHL Holdings, LLC to Hamburg Insurance, LLC. KHL Holdings, the parent company of Kentucky Home Life Insurance Company, was a joint venture between the Company and Hamburg Insurance, an otherwise unrelated entity. The Company received gross proceeds of $2.5 million for the sale of KHL Holdings, resulting in a pre-tax gain of $185 thousand. The Company withdrew its financial holding company election upon the sale of KHL Holdings.

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

The financial information presented as of any date other than December 31 has been prepared from the Company’s unaudited books and records.  The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not

include all of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

For further information and additional descriptions of the Company’s accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

2.	Reclassifications

Certain reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation.  These reclassifications do not affect net income or total shareholders’ equity as previously reported.

3.	Adoption of New Accounting Standards

In June 2009 the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement establishing FASB Accounting Standards CodificationTM (“ASC”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) applicable to all nongovernmental entities effective July 1, 2009. ASC superseded then-existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal securities laws are also sources of GAAP for SEC registrants. All other accounting literature is non-authoritative.

The FASB will no longer issue new standards in the form of Statements of Financial Accounting Standards, FASB Staff Position’s, or EITF Abstracts. Instead, the FASB will issue Accounting Standards Updates (“ASU”), which will serve only to: (a) update the ASC; (b) provide background information about the guidance; and (c) provide the bases for conclusions on changes in the ASC. The change to ASC changes how companies refer to GAAP in financial statements and accounting policies. Companies will now cite relevant accounting content by referring to the specific Topic, Subtopic, Section, or Paragraph structure of the ASC. The adoption of this accounting pronouncement did not have a material impact on the Company’s consolidated financial position or results of operations.

ASC Topic 805, “Business Combinations”. Effective January 1, 2009, the Company adopted new accounting guidance under ASC Topic 805. ASC Topic 805 establishes principals and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in an acquiree. This standard also provides guidance for recognizing and measuring goodwill or gain from a bargain purchase in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Topic requires acquirers to expense acquisition related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed under previous accounting guidance.

Other provisions of this Topic requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value on the date of acquisition if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, “Contingencies”. Topic 805 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. It also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value.

The provisions of ASC 805 will only impact the Company if it enters into a business combination on or after January 1, 2009. The impact of adopting this accounting guidance will also depend on the nature of any contingencies associated with such acquisitions.

ASC Topic 810, “Consolidation”. Effective January 1, 2009, the Company adopted new accounting guidance under ASC Topic 810. This Topic establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Under this Topic, a noncontrolling interest in a subsidiary, which is often referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements.

Other requirements of this Topic require consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The adoption of this accounting guidance did not have an impact on the Company’s consolidated financial position or results of operations.

ASC Topic 815, “Derivatives and Hedging”.  Effective January 1, 2009, the Company adopted new accounting guidance under ASC Topic 815. This Topic amends and expands the prior disclosure requirements to provide enhanced transparency about 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and related interpretations; and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of this accounting guidance did not have an impact on the Company’s consolidated financial position or results of operations.

ASC Topic 820, “Fair Value Measurements and Disclosures”.  Effective for the second quarter of 2009, the Company adopted new accounting guidance under ASC Topic 820. New guidance under this Topic:

•	Affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction.

•	Clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.

•
Eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The new guidance instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence.

•	Includes an example that provides additional explanation on estimating fair value when the market activity for an asset has declined significantly.

•	Requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the new guidance and to quantify its effects, if practicable.

•	Applies to all fair value measurements when appropriate.

The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

ASC Topic 320, “Investments-Debt and Equity Securities”. Effective for the second quarter of 2009, the Company adopted new accounting guidance under ASC Topic 320. New guidance under this Topic:

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

Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The adoption of this accounting guidance did not have a material impact on the

Company’s consolidated financial position or results of operations. Reference is made to Note 7 for additional disclosures required by this Topic.

ASC Topic 825, “Financial Instruments”. Effective for the second quarter of 2009, the Company adopted new accounting guidance under ASC Topic 825. New accounting guidance under this Topic requires an entity to provide disclosures about fair value of financial instruments in interim financial information. It also amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. Under the new guidance, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial position or results of operations. Please refer to Note 6 for additional information related to the impact of adopting this guidance.

ASC Topic 855, “Subsequent Events”. Effective for the second quarter of 2009, the Company adopted new accounting guidance under ASC Topic 855. New accounting guidance under this Topic establishes general standards of accounting for and disclosures of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. This Topic defines 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial position or results of operations. The Company evaluated subsequent events through November 6, 2009, the date its financial statements were issued, and believes that no events have occurred requiring further disclosure or adjustment to the consolidated financial statements.

4.	Recently Issued But Not Yet Effective Accounting Standards

ASC Topic 860, “Transfers and Servicing”. Effective January 1, 2010, new accounting guidance under ASC Topic 860 will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures about continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The Company does not expect the guidance under this Topic to have a material impact on its consolidated results of operations or financial position upon adoption.

ASC Topic 810, “Consolidation”. Effective January 1, 2010, new accounting guidance under ASC Topic 810 amends prior guidance to change how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The new guidance requires a number of new disclosures about an entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will also be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The Company does not expect the guidance under this Topic to have a material impact on its consolidated results of operations or financial position upon adoption.

ASC Topic 820, “Fair Value Measurements and Disclosures”. In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value”. ASU 2009-05 includes amendments to Topic 820 for the fair value measurement of liabilities and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in Topic 820. The guidance under ASU 2009-05 is effective October 1, 2009. The Company does not expect the guidance under this ASU to have a material impact on its consolidated results of operations or financial position upon adoption.

ASC Topic 260, “Earnings Per Share”. In September 2009, the FASB issued ASU 2009-08, “Earnings Per Share-Amendments to Section 260-10-S99”. ASU 2009-8 includes technical corrections to Topic 260,  based on EITF Topic D-53, "Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock" and EITF Topic D-42, "The Effect of the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock”. The Company does not expect the guidance under this ASU to have a material impact on its consolidated results of operations or financial position upon adoption.

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

Net (loss) income per common share computations were as follows for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2009	2008	2009	2008

Net (loss) income, basic and diluted	$(174)	$(6,885)	$2,330	$2,391
Preferred stock dividends and discount accretion	(462)		(1,338)
Net income (loss) available to common shareholders, basic and diluted	$(636)	$(6,885)	$992	$2,391

Average common shares outstanding, basic and diluted	7,367	7,349	7,363	7,358

Net (loss) income per common share, basic and diluted	$(.09)	$(.94)	$.13	$.32

Stock options for 57,621 shares of common stock for all periods in 2009 and 61,621 shares of common stock for all periods in 2008 were excluded from the computation of net income (loss) per common share because they were antidilutive. There were 223,992 potential common shares associated with a warrant issued to the U.S. Treasury that were excluded from the computation of earnings per common share for 2009 because they were antidilutive. There were no warrants outstanding during 2008.

6.           Fair Value Measurements

ASC Topic 820, “Fair Value Measurements and Disclosures”, defines fair value, establishes a framework for measuring fair value, and sets forth disclosures about fair value measurements. ASC Topic 825, “Financial Instruments”, allows entities to choose to measure certain financial assets and liabilities at fair value. The Company has not elected the fair value option for any financial assets or liabilities.

ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This Topic describes three levels of inputs that may be used to measure fair value:

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

•
Investments in the Federal Reserve Bank, Federal Home Loan Bank, and other similar stock totaling $9.1 million and $8.9 million at September 30, 2009 and December 31, 2008, respectively, are carried at cost and not included in the table below as they are outside the scope of ASC Topic 820.

Available for sale investment securities are the Company’s only balance sheet item that meets the disclosure requirements for instruments measured at fair value on a recurring basis. Disclosures as of September 30, 2009 and December 31, 2008 are as follows.

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2009
U.S. Treasury securities	$19,064	$19,064
Obligations of U.S. government-sponsored entities	64,199		$64,199
Obligations of states and political subdivisions	112,960		112,960
Mortgage-backed securities – residential	365,833		365,833
Money market mutual funds	1,357		1,357
Corporate debt securities	17,894		17,894
Total	$581,307	$19,064	$562,243	$0

December 31, 2008	$525,353	$10,256	$515,097	$0

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

At September 30, 2009 impaired loans were $99.5 million compared to $48.4 million at year-end 2008. During the nine months ended September 30, 2009, impaired loans in the amount of $64.0 million were written down to their estimated fair value of $57.6 million. The provision for loan losses in the three and nine months ended September 30, 2009 includes $2.7 million and $6.4 million, respectively, related to impaired loans. For the three and nine months ended September 30, 2008, the provision for loan losses included $400 thousand and $911 thousand, respectively, related to impaired loans. Impaired loans are measured at fair value based on either the present value of expected future cash flows discounted at the loan’s effective interest rate or at the fair value of the underlying collateral based on recent appraisals. Fair value measurement for impaired loans use significant unobservable inputs and are considered Level 3 inputs under accounting for fair value measurements and disclosures.

OREO includes properties acquired by the Company through actual loan foreclosures and is carried at the lower of cost or fair value less estimated costs to sell. Fair value is the amount that the Company could reasonably expect to receive in a current sale between a willing buyer and a willing seller, other than in a forced or liquidation sale. Fair value of OREO is measured by the market value based on comparable sales and is considered as Level 3 inputs. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs after acquisition are expensed. At September 30, 2009 OREO was $19.7 million compared to $14.4 million at year-end 2008. During the nine months ended September 30, 2009, OREO in the amount of $1.2 million was written down to its estimated fair value of $1.0 million. Impairment charges included in earnings related to OREO were $58 thousand and $151 thousand in the three and nine-month periods ended September 30, 2009, respectively. In addition to the impairment charges, net losses included in earnings from the sale of OREO were $213 thousand and $249 thousand during the three and nine months ended September 30, 2009.

Fair Value of Financial Instruments

The following table presents the estimated fair values of the Company’s financial instruments made in accordance with the requirements of ASC 825, “Financial Instruments”. It excludes fair values presented elsewhere. ASC 825 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet for which it is practicable to estimate that value. The estimated fair value amounts have been determined by the Company using available market information and present value or other valuation techniques. These derived fair values are subjective in nature, involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. ASC 825 excludes certain financial instruments and all nonfinancial instruments from the disclosure requirements. Accordingly, the aggregate fair value amounts presented are not intended to represent the underlying value of the Company.

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

The estimated fair values of the Company's financial instruments are as follows.

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$236,241	$236,241	$190,775	$190,775
Investment securities:
FHLB and similar stock	9,118	N/A	8,942	N/A
Held to maturity	1,195	1,151	1,814	1,667
Loans, net	1,272,372	1,277,293	1,295,752	1,309,604
Accrued interest receivable	10,565	10,565	12,168	12,168

Liabilities
Deposits	1,665,407	1,671,623	1,594,115	1,601,567
Federal funds purchased and other short-term borrowings	49,500	49,500	77,474	77,474
Securities sold under agreements to repurchase and other long-term borrowings	280,626	301,537	286,691	311,259
Subordinated notes payable to unconsolidated trusts	48,970	28,249	48,970	18,518
Accrued interest payable	5,774	5,774	5,811	5,811

7.           Investment Securities

The following table summarizes the amortized costs and estimated fair value of the securities portfolio at September 30, 2009. The summary is divided into available for sale and held to maturity investment securities.

	Amortized	Gross	Gross	Estimated
September 30, 2009 (In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$63,878	$337	$16	$64,199
Obligations of states and political subdivisions	109,858	3,559	457	112,960
Mortgage-backed securities – residential	352,946	13,101	214	365,833
U.S. Treasury securities	18,990	74		19,064
Money market mutual funds	1,357			1,357
Corporate debt securities	20,031	40	2,177	17,894
Equity securities	9,118			9,118
Total securities – available for sale	$576,178	$17,111	$2,864	$590,425
Held To Maturity
Obligations of states and political subdivisions	$1,195	$0	$44	$1,151

The amortized cost and estimated fair value of the securities portfolio at September 30, 2009, by contractual maturity, are detailed below. The summary is divided into available for sale and held to maturity securities. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities in the available for sale portfolio consist primarily of restricted FHLB and Federal Reserve Board stocks, which have no stated maturity and are not included in the maturity schedule that follows.

Mortgage-backed securities are stated separately due to the nature of payment and prepayment characteristics of these securities, as principal is not due at a single date.

	Available For Sale		Held To Maturity
	Amortized	Estimated	Amortized	Estimated
September 30, 2009 (In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$28,976	$29,108	$170	$170
Due after one year through five years	81,086	82,216
Due after five years through ten years	37,961	39,157
Due after ten years	66,091	64,993	1,025	981
Mortgage-backed securities	352,946	365,833
Total	$567,060	$581,307	$1,195	$1,151

Gross realized gains and losses on the sale of available for sale investment securities were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008

Gross realized gains	$18	$15	$2,119	$699
Gross realized losses		10	43	114
Net realized gains	$18	$5	$2,076	$585

Proceeds from sales and calls of available for sale investment securities	$36,288	$19,566	$207,265	$74,647

Investment securities with unrealized losses at September 30, 2009 not recognized in income are presented in the table below. The table segregates investment securities that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or more. The table also includes the fair value of the related securities.

	Less than 12 Months		12 Months or More		Total
September 30, 2009 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$19,993	$16			$19,993	$16
Obligations of states and political subdivisions	10,635	422	$2,902	$79	13,537	501
Mortgage-backed securities – residential	27,433	214			27,433	214
Corporate debt securities			15,773	2,177	15,773	2,177
Total	$58,061	$652	$18,675	$2,256	$76,736	$2,908

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

The assessment of whether an OTTI charge exists involves a high degree of subjectivity and judgment and is based on the information available to the Company at a point in time.

Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under ASC 320, “Investments-Debt and Equity Securities”. In determining OTTI under ASC 320 the Company considers many factors, including those enumerated above. When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If the Company intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that it will be required to sell the security before recovery of its amortized cost basis less any current-period loss, OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

As of September 30, 2009, the Company’s investment security portfolio had gross unrealized losses of $2.9 million. Unrealized losses on corporate debt securities comprised $2.2 million of the total unrealized loss, an improvement of $2.1 million from June 30, 2009. Corporate debt securities consist primarily of single-issuer trust preferred capital securities issued by national and global financial services firms. Each of these securities are currently performing and the issuers of such securities are rated as investment grade by major rating agencies, even though down grades have occurred with respect to certain securities within this group of holdings during the first half of 2009. The unrealized loss on corporate debt securities is primarily attributed to the general decline in financial markets and temporary illiquidity and not due to adverse changes in the expected cash flows of the individual securities. Overall market declines, particularly of banking and financial institutions, are a result of significant stress throughout the regional and national economy that began during 2008 and has not fully stabilized.

Corporate debt securities and other securities with unrealized losses held in the Company’s portfolio at September 30, 2009 are performing according to their contractual terms. The Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery. The Company does not consider any of the securities to be impaired due to reasons of credit quality or other factors.

8.	Loans

Major classifications of loans outstanding are summarized as follows.

	September 30, 2009	December 31, 2008
(Dollars in thousands)	Amount	Amount

Commercial, financial, and agriculture	$147,384	$144,788
Real estate – construction	234,392	260,524
Real estate mortgage – residential	453,230	444,487
Real estate mortgage - farmland and other commercial enterprises	394,815	390,424
Installment	38,935	45,135
Lease financing	25,638	27,222
Total	$1,294,394	$1,312,580

Changes in the allowance for loan losses were as follows.

(Dollars in thousands)	September 30, 2009	December 31, 2008

Balance, beginning of year	$16,828	$14,216
Provision for loan losses	14,269	5,321
Recoveries	389	1,833
Loans charged off	(9,464)	(4,542)
Balance, end of period	$22,022	$16,828

Impaired and nonperforming loans are summarized as follows.

(Dollars in thousands)	September 30, 2009	December 31, 2008

Impaired loans with no allocated allowance for loan losses	$35,480	$4,684
Impaired loans with allocated allowance for loan losses	64,034	43,670
Total impaired loans	$99,514	$48,354

Allowance for loan losses related to impaired loans	$8,014	$3,619
Average impaired loans	$70,945	$34,364

Nonaccrual loans	$34,686	$21,545
Restructured loans	6,374
Loans past due 90 days or more and still accruing	3,426	3,913
Total nonperforming loans	$44,486	$25,458

9.           Preferred Stock and Warrant

On January 9, 2009, as part of the U.S. Department of Treasury’s (“Treasury”) Capital Purchase Program (“CPP”), the Company received a $30.0 million equity investment by issuing 30 thousand shares of Series A, no par value preferred stock to the Treasury pursuant to a Letter Agreement and Securities Purchase Agreement that was previously disclosed by the Company. The Company also issued a warrant to the Treasury allowing it to purchase 223,992 shares of the Company’s common stock at an exercise price of $20.09. The warrant can be exercised immediately and has a term of 10 years. The number of shares of common stock underlying the warrant will be reduced by half if the Company completes a qualified equity offering (as defined in the Letter Agreement) on or before December 31, 2009 whereby the Company receives aggregate gross proceeds of not less that 100% of the aggregate liquidation preference of the preferred shares.

The non-voting Series A preferred shares issued, with a liquidation preference of $1 thousand per share, will pay a cumulative cash dividend quarterly at 5% per annum during the first five years the preferred shares are outstanding, resetting to 9% thereafter if not redeemed. The CPP also includes certain restrictions on dividend payments of the Company’s lower ranking equity and the Company’s ability to purchase its outstanding common shares.

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

10.           Regulatory Matters

The Company and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements will result in certain mandatory and possibly additional discretionary actions by regulators that could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, each of the Company’s banks must meet specific capital guidelines that involve quantitative measures of the banks’ assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and its subsidiary banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The regulatory ratios of the consolidated Company and its subsidiary banks were as follows for the dates indicated.

	September 30, 2009			December 31, 2008
	Tier 1 Capital	Total Capital	Tier 1 Leverage	Tier 1 Capital	Total Capital	Tier 1 Leverage
Consolidated	13.49%	14.75%	8.27%	11.32%	12.55%	7.37%
Farmers Bank & Capital Trust Company	10.69	11.95	5.96	10.55	11.81	6.05
United Bank & Trust Co.	9.98	11.24	6.16	9.66	10.91	6.37
The Lawrenceburg Bank & Trust Co.	9.93	11.18	5.36	9.34	10.59	5.00
First Citizens Bank	12.34	13.22	8.42	10.38	11.20	7.49
Citizens Bank of Northern Kentucky, Inc.	10.26	11.34	7.25	9.67	10.74	7.28

In the summer of 2009 the Federal Reserve Bank of St. Louis (“FRB St. Louis”) conducted an examination of the Company.  Primarily due to the regulatory actions and capital requirements at three of the Company’s subsidiary banks (as discussed below), the FRB St. Louis and Kentucky Department of Financial Institutions (“KDFI”) proposed the Company enter into a Memorandum of Understanding.  The Company’s board approved our entry into the Memorandum of Understanding at a regular board meeting on October 26, 2009.  Pursuant to the Memorandum of Understanding, the Company agreed, among other restrictions, that it would proceed with a plan to raise new capital, reduce the next quarterly common stock dividend from $0.25 per share down to $0.10 per share and not make interest payments on the Company’s trust preferred securities or dividends on its common or preferred stock without prior approval from FRB St. Louis.  The Company received approval for both its regularly scheduled trust preferred payments and dividends on its Series A Preferred Stock through the end of 2009, as well as its $0.10 per share dividend on its common stock that was declared on October 26, 2009.  Representatives of FRB St. Louis have indicated to the Company that as long as the Company’s subsidiaries show adequate normalized earnings to support the quarterly payments on its trust preferred securities and quarterly dividends on its Series A Preferred Stock and common stock they will provide the required prior approval.

While each of the Company’s subsidiary banks was well-capitalized as of September 30, 2009, some of their capital levels have decreased over the past eighteen months as a result of the economic downturn that began in 2008.  As a result of the turmoil in the banking markets and continued difficulty many banks are experiencing with their loan portfolios, bank regulatory agencies are increasingly requiring banks to maintain higher capital reserves as a cushion for dealing with any further deterioration in their loan portfolios.  The bank regulatory agencies which regulate the Company’s banks have determined, in the wake of examinations, that the three Company subsidiaries identified below require capital infusions in order to satisfy higher regulatory capital ratios.

Farmers Bank.  Farmers Bank was recently the subject of a regularly scheduled examination by the KDFI which was conducted in mid-September 2009.  As a result of this examination, the KDFI and FRB St. Louis have proposed Farmers Bank enter into a Memorandum of Understanding. The Company anticipates Farmers Bank will enter such a  Memorandum of Understanding. The proposed Memorandum of Understanding contemplates, among other things, that Farmers Bank achieve and maintain a Leverage Ratio of at least 8%, and if it fails to maintain such ratio will provide a plan to increase capital to that level.  On October 6, 2009, the Company injected from its reserves $11 million in capital into Farmers Bank.  Factoring the new $11 million capital injection into the September 30, 2009 calculation, Farmers Bank would have a Tier 1 Leverage Ratio of 7.6% and a Total Risk-Based Ratio of 15.13%.

Lawrenceburg Bank.  As a result of an examination conducted in March 2009, on May 15, 2009, The Lawrenceburg Bank & Trust Company (“Lawrenceburg Bank”) entered into a Memorandum of Understanding with the FRB St. Louis and the KDFI.  The Memorandum of Understanding, among other things, requires Lawrenceburg Bank to achieve and maintain a Leverage Ratio of at least 8%.  On October 23, 2009, the Company announced that it is in the preliminary stages of merging Lawrenceburg Bank into Farmers Bank.  The Company plans to make regulatory application for the merger in the fourth quarter of 2009 and effect the merger in the first quarter of 2010. In light of the proposed merger of Lawrenceburg Bank into Farmers Bank, the KDFI and FRB St. Louis have agreed that at this time no additional capital needs to be infused in Lawrenceburg Bank.  At the time of the planned merger, however, the Company may be required to inject some additional capital into Farmers Bank as a result of the merger depending on the level of earnings of Farmers Bank and Lawrenceburg Bank and changes in their respective loan classifications between September 30, 2009 and March 31, 2010.

United Bank.  As a result of an examination conducted in late July and early August of 2009 by the Federal Deposit Insurance Corporation (the “FDIC”), the FDIC proposed United Bank enter into a Cease and Desist Order primarily as a result of its level of non-performing assets.  While United Bank articulated to the FDIC and KDFI its strong objection and disagreement that a Cease and Desist Order was appropriate (especially given the actions taken by United Bank prior to the examination to identify and manage its non-performing assets), United Bank has negotiated certain content and requirements of the proposed Cease and Desist Order and, as a result, anticipates voluntarily consenting to the Cease and Desist Order.  Among its requirements, the Cease and Desist Order requires United Bank to achieve (i) leverage ratios of 7.5%, 7.75%, and 8.0% by December 31, 2009, March 31, 2010, and June 30, 2010, respectively, and (ii) a Total Risk-Based Ratio of 12% immediately.  On October 6, 2009, the Company injected $10.5 million from its reserves into United Bank. Factoring the new $10.5 million capital injection into the September 30, 2009 calculation, United Bank would have a Tier 1 Leverage Ratio of 7.46% and a Total Risk-Based Ratio of 13.50%.

The Company may fund any additional external capital requirements of Farmers Bank, United Bank or any of its other banking subsidiaries from future public or private sales of securities at an appropriate time or from existing resources of the Company, which include, among other things, an anticipated special dividend in an amount up to $5.0 million from the Company’s subsidiary, First Citizens.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements with the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties.  In general, forward-looking statements relate to a discussion of future financial results or projections, future economic performance, future operational plans and objectives, and statements regarding the underlying assumptions of such statements.  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company and its subsidiaries operate) and lower interest margins; competition for the Company’s customers from other providers of financial services; deposit outflows or reduced demand for financial services and loan products; government legislation, regulation, and changes in monetary and fiscal policies (which changes from time to time and over which the Company has no control); changes in interest rates; changes in prepayment speeds of loans or investment securities; inflation; material unforeseen changes in the liquidity, results of operations, or financial condition of the Company’s customers; changes in the level of non-performing assets and charge-offs; changes in the number of common shares outstanding; the capability of the Company to successfully enter into a definitive agreement for and close anticipated transactions; the possibility that acquired entities may not perform as well as expected; unexpected claims or litigation against the Company; technological or operational difficulties; the impact of new accounting pronouncements and changes in policies and practices that may be adopted by regulatory agencies; acts of war or terrorism; the ability of the parent company to receive dividends from its subsidiaries; the impact of larger or similar financial institutions encountering difficulties, which may adversely affect the banking industry or the Company; the Company or its subsidiary banks to maintain required capital levels and adequate funding sources liquidity; and other risks or uncertainties detailed in the Company’s filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.  The Company expressly disclaims any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in the Company’s opinions or expectations.

RESULTS OF OPERATIONS

Third Quarter 2009 Compared to Third Quarter 2008

The Company reported a net loss of $174 thousand or $.09 per common share for the quarter ended September 30, 2009 compared to a net loss of $6.9 million or $.94 per common share for the quarter ended September 30 a year ago. A summary of the quarterly comparison follows.

▪
The $6.7 million or $.85 improvement in per common share earnings in the third quarter of 2009 compared to the third quarter of 2008 was heavily impacted by a pre-tax $14.0 million other-than-temporary impairment (“OTTI”) charge in the third quarter a year ago. The impairment charge related to the Company’s investment in preferred stocks of the Federal National Mortgage Association (“Fannie”) and the Federal Home Loan Mortgage Corporation (“Freddie”).

▪	The Company increased its provision for loan losses $4.9 million to $6.7 million as economic conditions and real estate markets continue to negatively impact the Company and its banks’ loan portfolio.
▪
Margin compression, primarily due to a larger decline in the average rate earned on earning assets compared to the average rate paid on interest bearing liabilities, lowered net interest income $1.3 million or 8.6%. Net interest margin declined to 2.84% in the current quarter compared to 3.27% in the same quarter a year earlier.

▪	Noninterest income increased $14.4 million, mainly attributed to the $14.0 million OTTI charge that was recorded in the prior year.
▪	Noninterest expenses increased $420 thousand or 2.8% due mainly to the increase in deposit insurance premiums.
▪	The $1.1 million decrease in the income tax benefit between the periods is mainly attributable to the OTTI charge during the third quarter of 2008.

▪	Return on average assets (“ROA”) and equity (“ROE”) was (.03)% and (.35)% for the current quarter, respectively, compared to (1.30)% and (16.45)% for the previous-year quarter.
▪	Net interest spread and margin for the current quarter was 2.61% and 2.84%, respectively compared to 3.03% and 3.27% a year earlier.

Net Interest Income

The overall interest rate environment during the third quarter of 2009 has continued to stabilize when compared to the extreme volatility that occurred during 2008. However, the overall rate environment remains near historic lows and has made managing the Company’s net interest margin very challenging. At September 30, 2009 the short-term federal funds target interest rate was between zero and 0.25%, unchanged from December 31, 2008. The yield curve, which began to increase in each of the first two quarters of 2009, dipped slightly at September 30, 2009 compared to the linked quarter. The 10 and 30-year treasury yields decreased 23 and 28 basis points in the linked quarter comparison, but were up 109 and 137 basis points at September 30, 2009, compared to year-end 2008. Shorter-term treasury yields for 3-month, 6-month, and 2-year maturities declined 7, 17, and 16 basis points in the linked quarter comparison, but since year-end 2008 have increased 3 and 18 basis points for the 3-month and 2-year maturities and decreased 9 basis points for the 6-month maturities. The 3-year and 5-year treasury yields were down 20 and 24 basis points, respectively, respectively in the linked quarter comparison, but are up 46 and 76 basis points since year-end 2008.

Net interest income was $13.5 million for the three months ended September 30, 2009, a decrease of $1.3 million or 8.6% from $14.8 million in the same period a year earlier. The decrease in net interest income is attributed mainly to a $2.5 million or 8.9% decline in interest income, primarily on loans, that was partially offset by a $1.2 million or 9.2% decrease in interest expense, mainly on deposit accounts and short term borrowed funds. The decrease in each of these line items was driven by overall rate declines, which were driven mainly by weaker economic conditions in the current quarter compared to a year earlier.

Interest income and interest expense related to most of the Company’s earning assets and interest paying liabilities have declined in the quarterly comparison. These declines are due almost entirely to the lower interest rate environment in the current period compared to a year earlier. The Company is generally earning and paying less interest from its earning assets and funding sources as rates have dropped. This includes repricing of variable and floating rate assets and liabilities that have reset since the prior reporting period as well as activity related to new earning assets and funding sources that reflect the overall lower interest rate environment.

Total interest income was $25.4 million in the third quarter of 2009, a decrease of $2.5 million or 8.9% and was driven by lower interest income on loans of $2.1 million or 9.7%. The average rate earned on loans was 6.0% in the current quarter, down 59 basis points from 6.6% a year ago. Similar declines were experienced in other earning asset categories. Interest income from deposits held in other banks and federal funds sold and securities purchased under agreements to resell was down $130 thousand or 66.7% as a 163 basis point decrease in the average rate earned offset a volume increase of $69.7 million. Interest on taxable securities decreased $392 thousand or 7.2% which is also attributed to an 82 basis point lower average rate earned.

Total interest expense was $11.9 million in the current quarter. This represents a decrease of $1.2 million or 9.2% compared to $13.1 million a year ago. The decrease in interest expense was driven by lower interest expense on deposits of $670 thousand or 7.4%. The average rate paid on all interest bearing deposit accounts was 2.4% in the current period, a decrease of 45 basis points compared to 2.8% a year earlier. Interest expense on time deposits, the largest component of interest expense, declined $77 thousand or 1.0% in the quarterly comparison. Although the average rate paid on time deposits decreased 70 basis points in the comparison, the average outstanding balance was up 19.5% compared to a year ago. The increase in time deposits outstanding is perceived to be mainly a result of customers that have moved money out of a volatile stock market and into more stable investments in time deposits. The increase in deposit insurance coverage generally up to $250 thousand has also had a net positive impact on outstanding balances of time deposits. Interest expense on savings and interest bearing demand accounts decreased $392 thousand or 43.8% and $201 thousand or 58.1%, respectively. Interest expense on short and long-term borrowings decreased $342 thousand or 75.5% and $194 thousand or 5.5%, respectively. The decrease in interest expense was mainly driven by a lower average rate paid on the Company’s deposits and borrowings and is attributed to the overall lower interest rate environment.

The net interest margin on a taxable equivalent basis decreased 43 basis points to 2.8% for the third quarter of 2009 compared to 3.3% in the same quarter of 2008.  The lower net interest margin is attributed to a 42 basis point decrease in the spread between the average rate earned on earning assets and the average rate paid on interest bearing liabilities to 2.6% in the current quarter from 3.0% in the same quarter of 2008. The decrease in net interest margin was impacted mainly by the overall lower interest rate environment. The Company expects its net interest margin to remain relatively flat or decrease slightly in the near term due to the maturity structure of its earning assets, particularly loans, and to a lesser degree, recent purchases of investment securities at lower market yields and from its funding sources that continue to reprice downward to reflect the overall lower market interest rate environment.

Net interest income for the current three months includes $721 thousand of income related to the Company’s balance sheet leverage transaction that occurred during the fourth quarter of 2007. This represents a decrease of $104 thousand or 12.6% compared to the same three month period in 2008. The leverage transaction reduced net interest margin by 16 basis points for the current three months compared to a 27 basis point reduction a year earlier.

The following tables present an analysis of net interest income for the quarterly periods ended September 30.

Distribution of Assets, Liabilities and Shareholders’ Equity:  Interest Rates and Interest Differential
Quarter Ended September 30,	2009			2008
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities
Taxable	$460,003	$5,019	4.33%	$418,043	$5,411	5.15%
Nontaxable1	101,465	1,330	5.20	85,489	1,148	5.34
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	111,445	65	.23	41,782	195	1.86
Loans1,2,3	1,304,705	19,623	5.97	1,308,192	21,583	6.56
Total earning assets	1,977,618	$26,037	5.22%	1,853,506	$28,337	6.08%
Allowance for loan losses	(20,706)			(14,911)
Total earning assets, net of allowance for loan losses	1,956,912			1,838,595
Nonearning Assets
Cash and due from banks	106,584			66,765
Premises and equipment, net	40,222			41,221
Other assets	164,624			165,172
Total assets	$2,268,342			$2,111,753
Interest Bearing Liabilities
Deposits
Interest bearing demand	$236,643	$145	.24%	$246,453	$346	0.56%
Savings	257,038	503	.78	267,191	895	1.33
Time	924,712	7,764	3.33	774,127	7,841	4.03
Federal funds purchased and other short-term borrowings	59,692	111	.74	83,929	453	2.15
Securities sold under agreements to repurchase and other long-term borrowings	329,654	3,356	4.04	333,796	3,550	4.23
Total interest bearing liabilities	1,807,739	$11,879	2.61%	1,705,496	$13,085	3.05%
Noninterest Bearing Liabilities
Commonwealth of Kentucky deposits	29,347			34,144
Other demand deposits	191,623			176,388
Other liabilities	42,914			29,186
Total liabilities	2,071,623			1,945,214
Shareholders’ equity	196,719			166,539
Total liabilities and shareholders’ equity	$2,268,342			$2,111,753
Net interest income		14,158			15,252
TE basis adjustment		(656)			(478)
Net interest income		$13,502			$14,774
Net interest spread			2.61%			3.03%
Impact of noninterest bearing sources of funds			.23			.24
Net interest margin			2.84%			3.27%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
2Loan balances include principal balances on nonaccrual loans.
3Loan fees included in interest income amounted to $509 thousand and $567 thousand in 2009 and 2008, respectively.

Analysis of Changes in Net Interest Income (tax equivalent basis)
(In thousands)	Variance	Variance Attributed to
Quarter Ended September 30,	2009/2008	1	Volume	Rate

Interest Income
Taxable investment securities	$(392)	$2,499	$(2,891)
Nontaxable investment securities2	182	370	(188)
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	(130)	808	(938)
Loans2	(1,960)	(56)	(1,904)
Total interest income	(2,300)	3,621	(5,921)
Interest Expense
Interest bearing demand deposits	(201)	(13)	(188)
Savings deposits	(392)	(33)	(359)
Time deposits	(77)	5,685	(5,762)
Federal funds purchased and other short-term borrowings	(342)	(105)	(237)
Securities sold under agreements to repurchase and other long-term borrowings	(194)	(42)	(152)
Total interest expense	(1,206)	5,492	(6,698)
Net interest income	$(1,094)	$(1,871)	$777
Percentage change	100.0%	171.0%	(71.0)%

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Provision and Allowance for Loan Losses

The provision for loan losses represents charges (or credits) to earnings that maintain an allowance for loan losses at an adequate level based on credit losses specifically identified in the loan portfolio, as well as management’s best estimate of incurred probable loan losses in the remainder of the portfolio at the balance sheet date. The Company’s loan quality has been negatively impacted by adverse conditions in certain real estate sectors since the downturn in the overall economy and financial markets that started to take place in late 2007. This has led to declines in real estate values and deterioration in the financial condition of many of the Company’s borrowers, particularly borrowers in the commercial and real estate development industry. The Company has, in turn, lowered its loan quality ratings on various commercial and real estate development loans as part of its normal internal review process. Declining real estate values have resulted in several loans of a significant dollar amount that have become under collateralized, leading to a significant increase in the Company’s nonperforming loans, net charge-offs, and provision for loan losses.

The provision for loan losses for the quarter ended September 30, 2009 was $6.7 million, an increase of $4.9 million compared to $1.8 million for the same quarter of 2008. Net charge-offs were $5.9 million in the current quarter compared to $1.1 million a year earlier. On an annualized basis, quarterly net charge-offs were 1.81% of average loans outstanding for the three months ended September 30, 2009. This compares to .73% for the second quarter of 2009, .22% for year-end 2008 and .35% for the three months ended September 30, 2008.

In general, the provision for loan losses and related allowance increases as the level of nonperforming and impaired loans, relative to total loans outstanding, increases. Nonperforming loans were $44.5 million at September 30, 2009, relatively unchanged compared to $44.3 million at June 30, 2009 and up $19.0 million or 74.7% compared to $25.5 million at year-end 2008. Nonperforming loans were $24.0 million at September 30 a year earlier. Impaired loans were $99.5 million and $48.4 million at September 30, 2009 and December 31, 2008, respectively. Impaired loans include loans where full payment under the contractual terms is not expected and may include those that are currently performing. As a percentage of loans outstanding (net of unearned income), nonperforming loans were 3.44%, 3.37%, 1.94% and 1.84% at September 30, 2009, June 30, 2009, year-end 2008, and September 30 a year ago, respectively. Real estate development loans continue to dominate the increase in impaired loans, which is the primary driver of the higher provision and allowance for loan losses.

Nonperforming loans began to rise during the third quarter of 2007, totaling $29.9 million by the end of the first quarter of 2008. Nonperforming loans then decreased to $24.0 million at the end of the second quarter of 2008 before gradually increasing to $29.0 million at March 31, 2009. Nonperforming loans then increased sharply to $44.3 at June 30, 2009 and at September 30, 2009 totaled $44.5 million. Although some economic metrics show signs of improvement, the upward trend in nonperforming loans is driven by overall weaknesses that remain in the general economy stemming from one of the most severe recessions in many decades. Certain housing markets are showing signs of stabilizing, but labor markets continue to be weak and signs of inflation have emerged. For the Company, economic conditions in recent quarters have resulted in higher stress in the real estate development portion of its banks’ lending portfolio.

The allowance for loan losses was $22.0 million or 1.70% of net loans at September 30, 2009. This compares to $16.8 million or 1.28% of net loans outstanding at year-end 2008. The allowance was $15.6 million or 1.20% of net loans outstanding at September 30, 2008. As a percentage of nonperforming loans, the allowance for loan losses was 49.5%, 66.1%, and 65.1% at September 30, 2009, year-end 2008, and September 30, a year earlier, respectively.

Noninterest Income

Noninterest income was $6.5 million for the third quarter of 2009, an increase of $14.4 million compared to ($7.9) million for the same quarter a year ago. Noninterest income for the third quarter of 2009 includes the pre-tax $14.0 million OTTI charge related to the Company’s investment in preferred stocks of Fannie and Freddie. The increase in noninterest income in the quarterly comparison is due mainly to this event.

Allotment processing fees increased $156 thousand or 13.0% in the quarterly comparison due to higher transaction volumes. Net gains on the sale of loans increased $100 thousand or 78.1% due to higher sales volumes helped by low interest rates and consumer refinancing activity. The Company recorded the sale of its entire ownership interest in KHL Holdings, LLC during the current quarter for a pre-tax gain of $185 thousand. KHL Holdings was a joint venture that engaged in the business of writing credit life and health insurance policies in Kentucky. Data processing fees increased $80 thousand or 31.0% due mainly to an increase in transaction volume from the Commonwealth of Kentucky and an upward trend in unemployment processing items that is a function of the current economic stress.

Service charges and fees on deposits decreased $115 thousand or 4.5% due mainly to lower NSF fees of $97 thousand which were relatively flat or declined in many of the Company’s market and correlates to lower transaction volumes. Trust income declined $141 thousand or 26.4% in the quarterly comparison. Trust fees have declined mainly due to a decrease in the balance of managed accounts which serves as a key component of the revenue base for collecting fees on such accounts.

Noninterest Expense

Total noninterest expenses were $15.3 million for the third quarter of 2009, up $420 thousand or 2.8% compared to the third quarter of 2008. Salaries and employee benefits, the largest component of noninterest expenses, was unchanged at $7.4 million. Higher benefit costs of $209 thousand or 16.6% were offset by lower salary and related payroll taxes of $210 thousand or 3.4%. The average number of full time equivalent employees decreased to 561 in the current quarter from 580 in the same quarter a year earlier

Deposit insurance expense increased $591 thousand in the three months ended September 30, 2009 compared to the same three months of 2008. The increase in deposit insurance expense in the current quarter is due mainly to the Company’s ability to offset a portion of its expense during 2008 with a one-time assessment credit it received during 2006. These credits have now been exhausted. Net occupancy expenses are up $68 thousand or 6.0% due to an overall increase in the number of properties used in the Company’s business operations.

Significant decreases in noninterest expense line items include intangible amortization of $163 thousand or 25.0% and lower data processing and communications expenses of $65 thousand or 4.6%. Amortization of intangible assets, which relate to customer lists and core deposits from prior acquisitions, decreased as a result of amortization schedules that allocate a higher amount of amortization in the earlier periods following an acquisition consistent with how the assets are used. Data processing and communications expenses decreased due to cost savings realized by switching certain processing transactions from paper to image items and a combination of implementing other cost saving initiatives at the Company’s data processing subsidiary.

Income Taxes

The Company had an income tax benefit for the third quarter of 2009 in the amount of $1.7 million compared to an income tax benefit of $2.9 million in the third quarter a year ago. The $1.1 million decrease between the periods is mainly attributable to the $14.0 million pre-tax OTTI charge during the third quarter of 2008.

First Nine Months of 2009 Compared to First Nine Months of 2008

Net income for the nine months ended September 30, 2009 was $2.3 million or $.13 per common share compared to $2.4 million or $.32 per common share for the same nine months a year earlier. A summary of the nine-month comparison follows.

▪
Net income decreased $61 thousand or 2.6% in the nine-month comparison. Per common share earnings decreased $.19 or 59.4% in the comparison due mainly to the impact of preferred stock dividends and related accretion, which did not exist in the prior year.

▪
The provision for loan losses increased $10.9 million in the current nine months and is attributed to a sharp increase in nonperforming loans, primarily nonaccrual loans secured by real estate developments.

▪
Net interest margin declined 42 basis points to 2.91% in the current nine months compared to 3.33% a year earlier. The decrease in margin was driven by a decline in the average rate earned on earning assets, which outpaced the drop in the average interest rate paid on interest bearing liabilities.

▪
Noninterest income increased $16.4 million driven mainly by the $14.0 million OTTI charge that was recorded in the prior nine months and higher investment securities gains of $1.5 million in the current nine months.

▪	Noninterest expenses increased $2.9 million or 6.7% due mainly to the increase in deposit insurance.
▪	Income taxes positively impacted net income by $1.1 million due to an increase in tax-exempt investments in 2009 compared to 2008 as well as expected decreased annual pre-tax net income in 2009.
▪	ROA and ROE was .14% and 1.58%, respectively in the current nine months. This represents a decrease of 1 basis point in ROA and 29 basis points in ROE compared to the same period a year ago.
▪	Net interest spread and margin for the current nine months was 2.66% and 2.91%, respectively compared to 3.06% and 3.33% a year ago.

Net Interest Income

Net interest income was $41.1 million for the first nine months of 2009, a decrease of $3.7 million or 8.3% from $44.9 million for the same period during 2008. The decrease in net interest income is attributed mainly to a $7.5 million or 11.3% decline in interest income on loans that was partially offset by a $4.2 million or 14.2% decrease in interest expense on deposit accounts. The decrease in both of these line items was driven by overall interest rate declines, which offset the effect on net interest income as a result of increases in loan volume and certain deposit accounts. Rate declines were driven mainly by overall economic conditions.

Interest income and interest expense related to nearly all of the Company’s earning assets and interest paying liabilities have declined in the nine-month comparison. These declines are due almost entirely to the lower interest rate environment in the current period compared to a year earlier. In general, the Company is earning and paying less interest from its earning assets and funding sources as rates have dropped. This includes repricing of variable and floating rate assets and liabilities that have reset since the prior reporting period as well as activity related to new earning assets and funding sources that reflect a current lower overall interest rate environment. Interest income from nontaxable investment securities and interest from deposits in other banks were the only major categories of earning assets to experience an increase in the comparison. These increases are the result of an higher outstanding balances. The amount of interest income from these two categories, however, is relatively minor in relation to total interest income.

Total interest income was $77.2 million in the first nine months of 2009, a decrease of $9.7 million or 11.2% due mainly to lower interest income on loans of $7.5 million or 11.3%. The average rate earned on loans was 6.0% in the current nine months, a decrease of 83 basis points from 6.9% a year earlier. Interest income from deposits held in other banks and federal funds sold and securities purchased under agreements to resell decreased $820 thousand or 78.2% due to a 221 basis point decrease in the average rate earned that offset a volume increase of $72.0 million. Interest on taxable securities decreased $1.7 million or 9.8% led by a 69 basis point decrease in the average rate earned. Interest on nontaxable securities increased $238 thousand or 9.7% due to an increase in the average outstanding balance of $9.5 million or 10.8%

Total interest expense was $36.0 million for the current nine months. This represents a decrease of $6.0 million or 14.3% compared to $42.1 million for the same period a year ago. The decrease in interest expense was driven by lower interest expense on deposits of $4.2 million or 14.2%. The average rate paid on deposit accounts was 2.4% in the current nine months, a decrease of 62 basis points compared to 3.1% a year earlier. Interest expense on time deposits, the largest component of interest expense, declined $2.0 million or 7.7% in the comparison. Interest expense on savings and interest bearing demand accounts decreased $1.3 million or 47.3% and $941 thousand or 61.9%, respectively. Interest expense on short and long-term borrowings decreased $1.3 million or 78.3% and $524 thousand or 4.9%, respectively. The decrease in interest expense was mainly driven by a lower average rate paid on the Company’s deposits and borrowings and is attributed to the overall lower interest rate environment.

The net interest margin on a taxable equivalent basis decreased 42 basis points to 2.9% for the nine months ended September 30, 2009 compared to 3.3% for the same period of 2008.  The lower net interest margin is attributed to a 40 basis point decrease in the spread between the average rate earned on earning assets and the average rate paid on interest bearing liabilities to 2.7% in the current nine months from 3.1% in the same nine-month period of 2008. The decrease in net interest margin was impacted mainly by the overall lower interest rate environment. The Company expects its net interest margin to remain relatively flat or decrease slightly in the near term due to the maturity structure of its earning assets, particularly loans, and to a lesser degree, recent purchases of investment securities at lower market yields and from its funding sources that continue to reprice downward to reflect the overall lower market interest rate environment.

Net interest income for the current nine months includes $2.6 million related to the Company’s balance sheet leverage transaction that occurred during the fourth quarter of 2007, unchanged from the same nine month period of 2008. The leverage transaction reduced net interest margin by 14 basis points for the current nine months compared to a 25 basis point reduction a year earlier.

The following tables present an analysis of net interest income for the six months ended September 30.

Distribution of Assets, Liabilities and Shareholders’ Equity:  Interest Rates and Interest Differential
Nine Months Ended September 30,	2009			2008
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities
Taxable	$440,306	$15,559	4.72%	$425,650	$17,242	5.41%
Nontaxable1	97,258	3,896	5.36	87,747	3,520	5.36
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	129,055	229	.24	57,102	1,049	2.45
Loans1,2,3	1,313,182	59,365	6.04	1,300,659	66,904	6.87
Total earning assets	1,979,801	$79,049	5.34%	1,871,158	$88,715	6.33%
Allowance for loan losses	(18,325)			(14,518)
Total earning assets, net of allowance for loan losses	1,961,476			1,856,640
Nonearning Assets
Cash and due from banks	88,723			76,856
Premises and equipment, net	41,525			40,327
Other assets	162,482			154,134
Total assets	$2,254,206			$2,127,957
Interest Bearing Liabilities
Deposits
Interest bearing demand	$248,719	$579	.31%	$260,393	$1,520	0.78%
Savings	255,954	1,476	.77	264,622	2,803	1.41
Time	895,477	23,512	3.51	778,160	25,468	4.37
Federal funds purchased and other short-term borrowings	65,232	348	.71	84,791	1,606	2.53
Securities sold under agreements to repurchase and other long-term borrowings	332,869	10,130	4.07	328,716	10,654	4.33
Total interest bearing liabilities	1,798,251	$36,045	2.68%	1,716,682	$42,051	3.27%
Noninterest Bearing Liabilities
Commonwealth of Kentucky deposits	34,939			37,811
Other demand deposits	186,988			175,771
Other liabilities	37,401			27,255
Total liabilities	2,057,579			1,957,519
Shareholders’ equity	196,627			170,438
Total liabilities and shareholders’
equity	$2,254,206			$2,127,957
Net interest income		43,004			46,664
TE basis adjustment		(1,860)			(1,784)
Net interest income		$41,144			$44,880
Net interest spread			2.66%			3.06%
Impact of noninterest bearing sources of funds			.25			.27
Net interest margin			2.91%			3.33%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
2Loan balances include principal balances on nonaccrual loans.
3Loan fees included in interest income amounted to $1.5 million and $1.9 million in 2009 and 2008, respectively.

Analysis of Changes in Net Interest Income (tax equivalent basis)
(In thousands)	Variance	Variance Attributed to
Nine Months Ended September 30,	2009/2008	1	Volume	Rate

Interest Income
Taxable investment securities	$(1,683)	$891	$(2,574)
Nontaxable investment securities2	376	376
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	(820)	993	(1,813)
Loans2	(7,539)	1,037	(8,576)
Total interest income	(9,666)	3,297	(12,963)
Interest Expense
Interest bearing demand deposits	(941)	(65)	(876)
Savings deposits	(1,327)	(89)	(1,238)
Time deposits	(1,956)	4,957	(6,913)
Federal funds purchased and other short-term borrowings	(1,258)	(306)	(952)
Securities sold under agreements to repurchase and other long-term borrowings	(524)	206	(730)
Total interest expense	(6,006)	4,703	(10,709)
Net interest income	$(3,660)	$(1,406)	$(2,254)
Percentage change	100.0%	38.4%	61.6%

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values     of rate and volume variances as a basis for allocation.
2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Provision and Allowance for Loan Losses

The provision for loan losses for the nine months ended September 30, 2009 was $14.3 million, an increase of $10.9 million compared to $3.4 million for the same period of 2008. Net charge-offs were $9.1 million in the current period compared to $2.0 million a year ago. On an annualized basis, net charge-offs were .92% of average loans outstanding for the nine months ended September 30, 2009. This compares to .48% for the first six months of 2009, .21% for year-end 2008 and ..20% for the nine months ended September 30, 2008. The nine months ended September 30, 2008 includes an unusually large recovery of $828 thousand.

In general, the provision for loan losses and related allowance increases as the level of nonperforming and impaired loans, relative to total loans outstanding, increases. Nonperforming loans were $44.5 million at September 30, 2009, an increase from $25.5 million at year-end 2008 or a 74.7% increase. Nonperforming loans were $24.0 million at September 30, 2008, an increase of $2.9 million or 13.9% in the nine-month period ended September 30, 2008. Impaired loans were $99.5 million and $48.4 million at September 30, 2009 and December 31, 2008, respectively. Impaired loans include loans where full payment under the contractual terms is not expected and may include those that are currently performing. As a percentage of loans outstanding (net of unearned income), nonperforming loans were 3.44%, 1.94% and 1.84% at September 30, 2009,  year-end 2008, and September 30 a year ago, respectively. Real estate development lending continues to dominate the increase in impaired loans, which is the primary driver of the higher provision and allowance for loan losses.

Nonperforming loans began to rise during the third quarter of 2007, totaling $29.9 million by the end of the first quarter of 2008. Nonperforming loans then decreased to $24.0 million at the end of the second quarter of 2008 before gradually increasing to $29.0 million at March 31, 2009. Nonperforming loans then increased sharply to $44.3 at June 30, 2009 and at September 30, 2009 totaled $44.5 million. Although some economic metrics show signs of improvement, the upward trend in nonperforming loans is driven by overall weaknesses that remain in the general economy stemming from one of the most severe recessions in many decades. Certain housing markets are showing signs of stabilizing, but labor markets continue to be weak and signs of inflation have emerged. For the Company, economic conditions in recent quarters have resulted in higher stress in the real estate development portion of its lending portfolio.

The allowance for loan losses was $22.0 million or 1.70% of net loans at September 30, 2009. This compares to $16.8 million or 1.28% of net loans outstanding at year-end 2008. At September 30, 2008 the allowance was $15.6 million or 1.20% of net loans outstanding. As a percentage of nonperforming loans, the allowance for loan losses was 49.5%, 66.1%, and 65.1% at September 30, 2009, year-end 2008, and September 30, a year earlier, respectively.

Noninterest Income

Noninterest income for the nine months ended September 30, 2009 was $21.1 million, an increase of $16.4 million compared to the same nine months a year earlier. The increase in noninterest income is due mainly to the $14.0 million OTTI charge that was recorded as a reduction in noninterest income during the third quarter of 2008. Higher net gains on the sale of investment securities of $1.5 million, higher net gains from the sale of loans of $565 thousand, an increase in allotment processing fees of $472 thousand or 13.4%, and higher data processing fees of $156 thousand or 18.5% were the primary reasons for the increase in noninterest income. The Company also recorded the sale of its entire ownership interest in KHL Holdings, LLC during the third quarter of 2009 for a pre-tax gain of $185 thousand. KHL Holdings was a joint venture that engaged in the business of writing credit life and health insurance policies in Kentucky.

The increase in net gains on the sale of investment securities is attributed to higher sales activity in the current year and refinements in the makeup of the investment securities portfolio. The Company recorded gains by selling certain investment securities in the current year. This was done after carefully considering the makeup of the investment portfolio, the current economic environment, reinvestment of proceeds and future impact on net interest margin, and other asset/liability management considerations.

The increase in net gains on the sale of loans is attributed to higher sales volumes helped by the low interest rate environment and consumer refinancing activity. The increase in allotment processing fees is a result of increased transaction volumes. Higher data processing fees are primarily related to an increase in transaction volume from the Commonwealth of Kentucky and an upward trend in processing unemployment-related items.

Service charges and fees on deposits decreased $457 thousand or 6.2%, driven by lower NSF fees of $415 thousand and experienced throughout most of the Company’s market areas and a result of lower volumes. Trust income decreased $154 thousand or 9.7%, due mainly to an overall decline in managed-account balances, which serves as a key part of the revenue base for collecting fees on these accounts.

Noninterest Expense

Total noninterest expenses were $46.6 million for the first nine months of 2009, an increase of $2.9 million or 6.7% compared to the same period of 2008. Salaries and employee benefits, the largest component of noninterest expenses, decreased $234 thousand or 1.0% and totaled $22.3 million as the average number of full time equivalent employees decreased to 564 from 577. Salary and related payroll taxes decreased $553 thousand or 3.0% and correlates with employee reductions. Benefit costs increased $321 thousand or 8.3% due to higher claims related to the Company’s self-funded insurance plan.

Deposit insurance expense was $2.9 million for the first nine months of 2009, an increase of $2.6 million compared to the same period in 2008. The increase in deposit insurance is due in part to a special assessment imposed by the FDIC during the current period as part of its plan to replenish the Deposit Insurance Fund. The special assessment accounted for $1.1 million of the increase in deposit insurance for the current year. In addition, deposit insurance expense for 2008 was low as a result of the Company’s ability to offset a portion of its expense with a one-time assessment credit it received during 2006. There are no credits remaining to offset future assessments.

Intangible amortization expense decreased $488 thousand or 25.0% in the nine-month comparison which partially offset increases in other expense line items. Amortization of intangible assets, which relate to customer lists and core deposits from prior acquisitions, is decreasing as a result of amortization schedules that allocate a higher amount of amortization in the earlier periods following an acquisition consistent with how the assets are used.

Significant increases in other noninterest expense line items include net occupancy expense of $585 thousand or

17.5%, data processing and communications expense increases of $208 thousand or 5.2%, and bank franchise tax increases of $230 thousand or 15.6%. The increase in net occupancy expense is due mainly to increased depreciation and rent and correlates to a higher number of properties used in the Company’s business. Higher data processing and communication expenses are mainly a function of higher processing volumes. The increase in bank franchise tax expense is mainly a result of a higher taxable base and, to a lesser extent, a partial refund received during 2008 of amounts previously paid.

Income Taxes

The Company recorded an income tax benefit of $951 thousand for the first nine months of 2009 compared to income tax expense of $186 thousand in the first nine months of 2008. The change in the Company’s income tax position in the nine month comparison positively impacted net income by $1.1 million and was a result of an increase in tax-exempt investments in the current period compared to a year earlier as well as lower expected annual pre-tax income for 2009.

FINANCIAL CONDITION

Total assets were $2.3 billion at September 30, 2009, an increase of $71.1 million or 3.2% from the prior year-end. The increase in assets is primarily related to higher cash and equivalents of $45.5 million and a net increase in investment securities of $55.5 million or 10.4%. Loans, net of unearned income, declined $18.2 million or 1.4% as the allowance for loan losses increased $5.2 million or 30.9%.

Total liabilities were $2.1 billion at September 30, 2009, an increase of $40.6 million or 2.0% compared to December 31, 2008. Deposits increased $71.3 million or 4.5%. Net borrowed funds, primarily short-term obligations, decreased $34.0 million or 8.2%. Shareholders’ equity increased $30.4 million or 18.1% to $199 million at the end of the period due mainly to the additional capital raised from the Company’s issuance of $30.0 million of preferred stock to the U.S. Department of Treasury (“Treasury”).

The increase in current end of period cash and cash equivalents compared to year-end 2008 was driven by the cash raised from the preferred stock issued to the Treasury during the first quarter of 2009 and to the overall net funding position of the Company. The Company maintains a cautious and measured lending strategy with tighter loan underwriting standards as a result of one of the most severe recessions in many decades. While economic data is beginning to improve by some measures, the overall economy continues to show weaknesses.

Management of the Company considers it noteworthy to understand the relationship between the Company’s principal subsidiary, Farmers Bank, and the Commonwealth.  Farmers Bank provides various services to state agencies of the Commonwealth.  As the depository for the Commonwealth, checks are drawn on Farmers Bank by these agencies, which include paychecks and state income tax refunds.  Farmers Bank also processes vouchers of the WIC (Women, Infants and Children) program for the Cabinet for Human Resources. The Bank’s investment department also provides services to the Teacher’s Retirement System. As the depository for the Commonwealth, large fluctuations in deposits are likely to occur on a daily basis.  Therefore, reviewing average balances is important to understanding the financial condition of the Company as daily deposit balances fluctuate significantly as a result of the Farmers Bank’s relationship with the Commonwealth.

On an average basis, total assets were $2.3 billion for the first nine months of 2009, an increase of $117 million or 5.5% from year-end 2008. The increase in average assets is attributed mainly to higher earning asset balances of $99.9 million or 5.3%. Average temporary investments increased $63.6 million or 97.1% from year-end 2008. Average investment securities were up $25.6 million or 5.0%. Average loans increased $10.8 million or .8% compared to the average year-end balance. Deposits averaged $1.6 billion for the nine months ended September 30, 2009, an increase of $96.3 million or 6.3% from the prior year-end. Time deposits, the largest portion of total deposits, increased $102 million or 12.8%. Average earning assets were 87.8% of total average assets for the first nine months of 2009 compared to 88.0% at year-end 2008.

Temporary Investments

Temporary investments are comprised of interest bearing deposits in other banks and federal funds sold and securities purchased under agreements to resell. The Company uses these funds to manage liquidity and interest rate sensitivity. At September 30, 2009, temporary investments were $151 million, an increase of $48.0 million or 46.6% compared to $103 million at year-end 2008.

Temporary investments averaged $129 million during the first nine months of 2009, an increase of $63.6 million or 97.1% from year-end 2008. The increase is a result of the Company’s overall net funding position, which was helped by the $30.0 million additional capital raised from issuing preferred stock to the Treasury during the first quarter of 2009. In addition, net funds available from deposit accounts, loan principal payments, and net proceeds from matured, called, or sold investment securities have generally been reinvested in temporary investments to the extent not used to fund new loans or other earning assets. Temporary investments are reallocated to loans or other investments as market conditions and Company resources warrant. However, the overall weak economy has limited the attractiveness of many longer-term asset investments.

Investment Securities

The investment securities portfolio is comprised primarily of U.S. government-sponsored agency securities, mortgage-backed securities, and tax-exempt securities of states and political subdivisions. The Company also holds $16.4 million amortized cost amounts of single-issuer trust preferred capital securities of global and national financial services firms with an estimated fair value of $14.3 million. In addition, the Company holds $2.5 million amortized cost amounts of debentures issued by global and national financial services firms with an estimated fair value of $2.4 million. Each of these securities are currently performing and the issuers of such securities are rated as investment grade by major rating agencies, even though down grades have occurred with respect to certain securities within this group of holdings during the first half of 2009. The Company does not intend to sell these securities nor does the Company believe it will be required to sell these securities prior to recovering its amortized cost. The Company believes these securities are not impaired due to reasons of credit quality, but rather the unrealized losses are primarily attributed to general uncertainties in the financial markets and market volatility. The Company believes that it will be able to collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will recover as they approach their maturity dates.

Total investment securities were $592 million on September 30, 2009, an increase of $55.5 million or 10.4% compared to $536 million at year-end 2008. Net amortized cost amounts were up $48.9 million or 9.2% due to purchasing activity with the remaining increase attributed to net higher market values adjustments of $6.6 million related to investments carried in the available for sale portfolio. The $6.6 million higher market values of the available for sale investment securities portfolio is attributed in part to the net increase in outstanding balances from purchasing activity. These purchases, along with the related fair market value adjustments, did not exist at year-end 2008. In addition, an overall decline in market interest rates, particularly in longer-term maturities, between the second and third quarter of 2009 helped to increase the market value of the available for sale investment securities.

Gross unrealized losses totaling $2.9 million at September 30, 2009 within the Company’s investment securities portfolio have not been included in income since they are identified as temporary. The Company does not intend to sell these securities nor does the Company believe it will be required to sell these securities prior to recovering its amortized cost. All investment securities in the Company’s portfolio are currently performing. The Company does not have direct exposure to the subprime mortgage market. The Company does not originate subprime mortgages nor has it invested in bonds that are secured by such mortgages.

Loans

Loans, net of unearned income, were $1.3 billion at September 30, 2009, a decrease of $18.2 million or 1.4% from year-end 2008. The Company has continued to take a more measured and cautious approach to loan growth in the near term as a result of continued weaknesses in the general economy.

The composition of the loan portfolio is summarized in the table below.

	September 30, 2009		December 31, 2008
(Dollars in thousands)	Amount	%	Amount	%

Commercial, financial, and agriculture	$147,384	11.4%	$144,788	11.0%
Real estate – construction	234,392	18.1	260,524	19.9
Real estate mortgage – residential	453,230	35.0	444,487	33.9
Real estate mortgage - farmland and other commercial enterprises	394,815	30.5	390,424	29.7
Installment	38,935	3.0	45,135	3.4
Lease financing	25,638	2.0	27,222	2.1
Total	$1,294,394	100.0%	$1,312,580	100.0%

On average, loans represented 66.3% of earning assets during the current nine-month period, a decrease of 295 basis points compared to 69.3% for year-end 2008. Average loans represent a lower percentage of earning assets mainly as a result of the increase in short-term temporary investments. This is driven by tighter credit markets, overall market conditions, and the net funding position of the Company. As loan demand fluctuates, the available funds are reallocated between loans and temporary investments or investment securities, which typically involve a decrease in credit risk and lower yields.

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

Nonperforming loans were $44.5 million at September 30, 2009. This represents an increase of $19.0 million or 74.7% compared to year-end 2008, but is relatively unchanged compared to $44.3 million at June 30, 2009. The overall economic downturn continues to hinder the Company’s efforts to reduce its level of nonperforming loans and assets. Nonperforming loans were as follows at September 30, 2009 and December 31, 2008.

(In thousands)	September 30, 2009	December 31, 2008	Change	%

Nonaccrual	$34,686	$21,545	$13,141	61.0%
Restructured	6,374		6,374
Past due 90 days or more and still accruing interest	3,426	3,913	(487)	(12.4)
Total nonperforming loans	$44,486	$25,458	$19,028	74.7%

The $34.7 million nonaccrual loans outstanding at September 30, 2009 is comprised mainly of 14 credits totaling $24.9 million, substantially all of which is secured by real estate. Restructured loans that are in compliance with their modified terms were $6.4 million at September 30, 2009. This amount represents two loans to a related group of borrowers secured by a common residential real estate development. Loans past due 90 days or more and still accruing interest decreased $487 thousand compared to year-end 2008, but were down $6.2 million compared to June 30, 2009. The decline in the linked quarters is due mainly to $4.4 million that was previously classified as past due 90 days or more and still accruing interest that is now included as restructured. The Company actively monitors and evaluates its past due loans. Loans past due 90 days or more remain on accrual status only when they are well secured as to both principle and interest and in the process of collection.

Other Real Estate

Other real estate owned (“OREO”) includes real estate properties acquired by the Company through foreclosure. At September 30, 2009 OREO was $19.7 million, an increase of $5.3 million or 36.7% compared to $14.4 million at year-end 2008. The net increase in OREO during the current nine-month period is attributed mainly to the

Company taking possession of real estate property securing four different credits totaling $4.4 million and is the result of the economic environment that continues to be very challenging to a broad range of industry sectors.

Deposits

A summary of the Company’s deposits are as follows for the periods indicated.

	End of Period			Average
(In thousands)	September 30, 2009	December 31, 2008	Difference	(Nine Months) September 30, 2009	(Twelve Months) December 31, 2008	Difference
Noninterest Bearing
Commonwealth of Kentucky	$60,486	$65,639	$(5,153)	$34,939	$37,025	$(2,086)
Other	189,138	175,879	13,259	186,988	177,347	9,641
Total	$249,624	$241,518	$8,106	$221,927	$214,372	$7,555

Interest Bearing
Demand	$231,778	$246,553	$(14,775)	$248,719	$256,129	$(7,410)
Savings	248,324	255,550	(7,226)	255,954	261,692	(5,738)
Time	935,681	850,494	85,187	895,477	793,561	101,916
Total	$1,415,783	$1,352,597	$63,186	$1,400,150	$1,311,382	$88,768

Total Deposits	$1,665,407	$1,594,115	$71,292	$1,622,077	$1,525,754	$96,323

Deposit balances of the Commonwealth can fluctuate significantly from day to day. The Company believes average balances are important when analyzing its deposit balances. The Company has experienced a rise in time deposits that is perceived to be mainly a result of customers that have moved money out of a volatile stock market and into more stable investments in time deposits. The Company also believes that increased deposit insurance coverage generally up to $250 thousand has had a net positive impact on outstanding balances.

Borrowed Funds

Total borrowed funds were $379 million at September 30, 2009, a decrease of $34.0 million or 8.2% from $413 million at year-end 2008. Long-term borrowings decreased $6.1 million or 2.1% due mainly to maturing FHLB advances. Short-term borrowings decreased $28.0 million or 36.1% as a result of a lower outstanding amount of securities sold under agreements to repurchase of $24.5 million. Securities sold under agreements to repurchase related to activities with the Commonwealth account for $11.0 million of the decrease. Other declines in securities sold under agreement to repurchase are mainly attributed to lower correspondent banking activity and other general market conditions. In addition short-term borrowings from the FHLB declined $3.5 million as a result of scheduled maturities. These sources of short-term funding fluctuate as the overall net funding position of the Company changes and, in terms of transactions with the Commonwealth, can fluctuate significantly on a daily basis.

LIQUIDITY

The Parent Company’s primary use of cash consists of dividend payments to its common and preferred shareholders, corporate acquisitions, interest expense on borrowings, and other general operating purposes. Liquidity of the Parent Company depends primarily on the receipt of dividends from its subsidiary banks, cash balances maintained, and borrowings from nonaffiliated sources.  As of September 30, 2009 combined retained earnings of the Company’s subsidiary banks was $47.0 million, of which $5.5 million was available for the payment of dividends to the Parent Company without obtaining prior approval from bank regulatory agencies.  Payment of future dividends is also subject to the maintenance of certain capital ratio requirements imposed by regulators, which may further restrict the subsidiary banks from paying dividends to the Parent Company.

The Parent Company previously had a one-year $15.0 million unsecured line of credit with an unrelated financial institution available for general corporate purposes. This line of credit had no outstanding balance when it matured in June 2009.

The Parent Company had cash balances of $6.9 million at September 30, 2009, an increase of $2.6 million or 61.3% from $4.3 million at year-end 2008. In addition, the Parent Company has $20.0 million invested in a short-term securities purchased under agreement to resell (“reverse repo”) contract that matured on October 1, 2009. Significant cash flows during the current nine-month period for the Parent Company include the following: proceeds from issuing preferred stock of $30.0 million; dividends received from Kentucky General of $2.4 million; management fees received from subsidiaries of $2.2 million; net purchases of short-term reverse repo of $20.0 million; payment of dividends to common and preferred shareholders of $7.0 million; interest payments on borrowed funds of $1.7 million; and a $1.0 million capital injection into a bank subsidiary.

The Company's objective as it relates to liquidity is to ensure that its subsidiary banks have funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability.  In order to maintain a proper level of liquidity, the subsidiary banks have several sources of funds available on a daily basis that can be used for liquidity purposes.  Those sources of funds include the subsidiary banks' core deposits, consisting of business and nonbusiness deposits, cash flow generated by repayment of principal and interest on loans and investment securities, FHLB and other borrowings, and federal funds purchased and securities sold under agreements to repurchase.  While maturities and scheduled amortization of loans and investment securities are generally a predictable source of funds, deposit outflows and mortgage prepayments are influenced significantly by general interest rates, economic conditions, and competition in the Company’s local markets.  As of September 30, 2009 the Company had approximately $187 million in additional borrowing capacity under various FHLB, federal funds, Federal Reserve, and other borrowing agreements.  However, there is no guarantee that these sources of funds will continue to be available to the Company, or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in the Company’s liquidity from these sources.

For the longer term, the liquidity position is managed by balancing the maturity structure of the balance sheet.  This process allows for an orderly flow of funds over an extended period of time.  The Company’s Asset and Liability Management Committee, both at the bank subsidiary level and on a consolidated basis, meets regularly and monitors the composition of the balance sheet to ensure comprehensive management of interest rate risk and liquidity. The Company’s liquidity position at September 30, 2009 has increased relative to year-end 2008 and is driven mainly by the current overall economic environment that has made the investment in longer-term assets less attractive and somewhat limited.

Liquid assets consist of cash, cash equivalents, and available for sale investment securities.  At September 30, 2009, consolidated liquid assets were $827 million, an increase of $102 million or 14.0% from year-end 2008.  The increase in liquid assets is attributed to a $45.7 million and $56.1 million increase in cash and equivalents and available for sale investment securities, respectively. The increase in liquid assets is a result of the Company’s overall net funding position, which was boosted by the $30.0 million additional capital raised from issuing preferred stock to the Treasury during the first quarter.

Net cash provided by operating activities was $28.8 million in the first nine months of 2009, an increase of $13.9 million or 93.4% compared to $14.9 million for the same period a year earlier. Net cash used in investing activities was $43.7 million in the current year, up $27.8 million compared to $15.9 million a year ago. The increase in net cash used in investing activities is mainly due to a $56.6 million higher net outflow related to investment securities transactions partially offset by lower net loans originated for investment of $26.5 million and lower cash outflows related to the purchase of premises and equipment of $6.0 million. Net cash provided by financing activities was $60.4 million in the current nine months, a decrease of $26.8 million or 30.8% compared to $87.2 million in the same nine-month period a year ago. The decrease in net cash provided by financing activities in the current period was driven mainly by borrowing activity, primarily net repayment of short-term borrowed funds. Net borrowings declined $34.0 million in the current nine months. In the same nine-month period of 2008, net borrowed funds increased $22.0 million. The $56.0 million decrease in cash provided by financing activities related to borrowed funds was partially offset by the receipt of $30.0 million from the Company’s issuance of preferred stock to the Treasury during the current year.

During September 2009, the FDIC proposed a Deposit Insurance Fund restoration plan requiring banks to prepay three years of premiums on December 30, 2009. Under the proposal, this payment would include a bank’s estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. Certain banks with liquidity problems would be subject to exceptions from the plan. The Company estimates that in the aggregate, its subsidiary banks will be required to pay approximately $15.3 million in cash to the FDIC on December 30, 2009 under the plan if it is approved as proposed. Earnings would not be immediately impacted since the cash payment would be accounted for as a prepayment and recorded as an asset. Rather, earnings would be negatively impacted over a three-year period as the Company records an expense for its regular quarterly assessment with an offsetting credit to the prepaid asset until the asset is exhausted.

Commitments to extend credit are considered in addressing the Company’s liquidity management.  The Company does not expect these commitments to significantly affect the liquidity position in future periods. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options, or similar instruments.

CAPITAL RESOURCES

Company

Shareholders’ equity was $199 million on September 30, 2009, an increase of $30.4 million or 18.1% from $168 million at December 31, 2008. The increase in shareholders’ equity is due mainly to the Company’s participation in the Treasury’s Capital Purchase Plan (“CPP”). In January 2009, the Company received a $30.0 million equity investment by issuing 30 thousand shares of Series A, no par value preferred stock to the Treasury pursuant to a Letter Agreement and Securities Purchase Agreement that was previously disclosed by the Company. In addition, the Company issued a warrant to the Treasury allowing it to purchase 224 thousand shares of the Company’s common stock at an exercise price of $20.09. The warrant can be exercised immediately and has a term of 10 years. The number of shares of common stock underlying the warrant will be reduced by half if the Company completes a qualified equity offering (as defined in the Letter Agreement) on or before December 31, 2009 whereby the Company receives aggregate gross proceeds of not less that 100% of the aggregate liquidation preference of the preferred shares.

The non-voting Series A preferred shares issued, with a liquidation preference of $1 thousand per share, pay a cumulative cash dividend quarterly at 5% per annum during the first five years the preferred shares are outstanding, resetting to 9% thereafter if not redeemed. The CPP also includes certain restrictions on dividend payments of the Company’s lower ranking equity and the ability to purchase its outstanding common shares.

Retained earnings were $112 million at September 30, 2009, a decrease of $4.5 million or 3.9% compared to $116 million at year-end 2008. The decrease in retained earnings is attributed to common and preferred stock dividends declared of $6.6 million partially offset by net income of $2.3 million.

On October 16, 2009 the Company filed a proxy statement with the Securities and Exchange Commission (“SEC”) in connection with a special meeting of Company shareholders to be held November 12, 2009 at which shareholders of the Company will consider and vote upon an amendment to the Company’s articles of incorporation. The proposed amendment, if approved, would increase the number of authorized shares of the Company’s common stock from 9,608,000 to 14,608,000 shares. The purpose of the amendment is to ensure that the Company has sufficient authorized and unissued shares available to raise additional capital at an appropriate time and provide additional authorized and unissued shares for future purposes. Additional capital the Company may raise in the future could be used for (1) capital infusions into certain of the Company’s subsidiary banks deemed appropriate by management of the Company and banking regulators (see “Company Subsidiaries” below), (2) repaying the investment previously made by the United States Treasury in the Company’s Series A Preferred Stock under its TARP Capital Purchase Program, and (3) general corporate purposes.

On October 9, 2009 the Company filed a registration statement on Form S-3 with the SEC that became effective on October 19, 2009. As part of that filing, equity securities of the Company of up to a maximum aggregate offering price of $70 million could be offered for sale in one or more public or private offerings at an appropriate time.  Net proceeds from the sale of securities under the registration statement could be used for any corporate purpose determined by the Company’s board of directors.

At September 30, 2009 the Company’s tangible capital ratio was 6.36% compared to 5.08% at year-end 2008. The increase in the tangible capital ratio reflects the Company’s participation in the CPP in early 2009 as discussed above. The tangible capital ratio is defined as tangible equity as a percentage of tangible assets. This ratio excludes amounts related to goodwill and other intangible assets. Tangible common equity to tangible assets, which further excludes outstanding preferred stock, was 5.08% at September 30, 2009 compared to 4.83% at June 30, 2009 and 5.08% at year-end 2008.

Consistent with the objective of operating a sound financial organization, the Company’s goal is to maintain capital ratios well above the regulatory minimum requirements.  The Company's capital ratios as of September 30, 2009 and the regulatory minimums are as follows.

	Farmers Capital Bank Corporation	Regulatory Minimum

Tier 1 risk based	13.49%	4.00%
Total risk based	14.75%	8.00%
Leverage	8.27%	4.00%

In the summer of 2009 the FRB St. Louis conducted an examination of the Company.  Primarily due to the regulatory actions and capital requirements at three of the Company’s subsidiary banks (see “Company Subsidiaries” below), the FRB St. Louis and KDFI proposed the Company enter into a Memorandum of Understanding.  The Company’s board approved our entry into the Memorandum of Understanding at a regular board meeting on October 26, 2009.  Pursuant to the Memorandum of Understanding, the Company agreed, among other restrictions, that it would proceed with a plan to raise new capital, reduce the next quarterly common stock dividend from $0.25 per share down to $0.10 per share and not make interest payments on the Company’s trust preferred securities or dividends on its common or preferred stock without prior approval from FRB St. Louis.  The Company received approval for both its regularly scheduled trust preferred payments and dividends on its Series A Preferred Stock through the end of 2009, as well as its $0.10 per share dividend on its common stock that was declared on October 26, 2009.  Representatives of FRB St. Louis have indicated to the Company that as long as the Company’s subsidiaries show adequate normalized earnings to support the quarterly payments on its trust preferred securities and quarterly dividends on its Series A Preferred Stock and common stock they will provide the required prior approval.

Company Subsidiaries

The Company’s subsidiary banks are subject to capital-based regulatory requirements which place banks in one of five categories based upon their capital levels and other supervisory criteria.  These five categories are: (1) well capitalized, (2) adequately capitalized, (3) under capitalized, (4) significantly under capitalized, and (5) critically under capitalized.  To be well-capitalized, a bank must have a Tier 1 leverage capital ratio (“Leverage Ratio”) of at least 5% and a total risk-based capital ratio (“Risk-Based Ratio”) of at least 10%.1  As of September 30, 2009, the Company’s five subsidiary banks had the following capital ratios for regulatory purposes:

	Tier 1 Leverage Capital Ratio	Total Risk-Based Capital Ratio

Farmers Bank & Capital Trust Co.	5.96%	11.95%
United Bank & Trust Company	6.16%	11.24%
The Lawrenceburg Bank and Trust Company	5.36%	11.18%
First Citizens Bank	8.42%	13.22%
Citizens Bank of Northern Kentucky, Inc.	7.25%	11.34%

While each of the Company’s subsidiary banks was well-capitalized as of September 30, 2009, some of their capital levels have decreased over the past eighteen months as a result of the economic downturn that began in 2008.  As a result of the turmoil in the banking markets and continued difficulty many banks are experiencing with their loan portfolios, bank regulatory agencies are increasingly requiring banks to maintain higher capital reserves as a cushion for dealing with any further deterioration in their loan portfolios. The bank regulatory agencies which regulate our banks have determined, in the wake of examinations, that the three Company subsidiaries identified below require capital infusions in order to satisfy higher regulatory capital ratios.

2	The Leverage Ratio is computed by dividing a bank’s Total Capital, as defined by regulation, by its total average assets.

The Risk-Based Ratio is computed by dividing a bank’s Total Capital, as defined by regulation, by a risk-weighted sum of the bank's assets, with the risk weighting determined by general standards established by regulation.  The safest assets (e.g., government obligations) are assigned a weighting of 0% with riskier assets receiving higher ratings (e.g., ordinary commercial loans are assigned a weighting of 100%).

Farmers Bank.  Farmers Bank was recently the subject of a regularly scheduled examination by the KDFI which was conducted in mid-September 2009.  As a result of this examination, the KDFI and FRB St. Louis have proposed Farmers Bank enter into a Memorandum of Understanding. The Company anticipates Farmers Bank will enter such a Memorandum of Understanding.  The Proposed Memorandum of Understanding contemplates, among other things, that Farmers Bank achieve and maintain a Leverage Ratio of at least 8%, and if it fails to maintain such ratio will present a capital plan to reach that level.  On October 6, 2009, the Company injected from its reserves $11 million in capital into Farmers Bank.  Factoring the new $11 million capital injection into the September 30, 2009 calculation, Farmers Bank would have a Tier 1 Leverage Ratio of 7.6% and a Total Risk-Based Ratio of 15.13%.

Lawrenceburg Bank.  As a result of an examination conducted in March 2009 of this year, on May 15, 2009, Lawrenceburg Bank entered into a Memorandum of Understanding with the FRB St. Louis and the KDFI.  The Memorandum of Understanding, among other things, requires Lawrenceburg Bank to achieve and maintain a Leverage Ratio of at least 8%.  On October 23, 2009, the Company announced that it is in the preliminary stages of merging Lawrenceburg Bank into Farmers Bank.  The Company plans to make regulatory application for the merger in the fourth quarter of 2009 and effect the merger in the first quarter of 2010. In light of the proposed merger of Lawrenceburg Bank into Farmers Bank, the KDFI and FRB St. Louis have agreed that at this time no additional capital needs to be infused in Lawrenceburg Bank.  At the time of the planned merger, however, the Company may be required to inject some additional capital into Farmers Bank as a result of the merger depending on the level of earnings of Farmers Bank and Lawrenceburg Bank and changes in their respective loan classifications between September 30, 2009 and March 31, 2010.

United Bank.  As a result of an examination conducted in late July and early August of 2009 by the FDIC, the FDIC proposed United Bank enter into a Cease and Desist Order primarily as a result of its level of non-performing assets.  While United Bank articulated to the FDIC and KDFI its strong objection and disagreement that a Cease and Desist Order was appropriate (especially given the actions taken by United Bank prior to the examination to identify and manage its non-performing assets), United Bank has negotiated some of the content and requirements of the Cease and Desist Order and, as a result, anticipates voluntarily consenting to the Cease and Desist Order.  Among its requirements, the proposed Cease and Desist Order requires United Bank to achieve (i) leverage ratios of 7.5%, 7.75%, and 8.0%, by December 31, 2009, March 31, 2010, and June 30, 2010, respectively, and (ii) a Total Risk-Based Ratio of 12% immediately.  On October 6, 2009, the Company injected $10.5 million from its reserves into United Bank.  Factoring the new $10.5 million capital injection into the September 30, 2009 calculation, United Bank would have a Tier 1 Leverage Ratio of 7.46% and a Total Risk-Based Ratio of 13.50%.

The Company may fund any additional external capital requirements of Farmers Bank, United Bank or the Company’s other bank subsidiaries from future public or private sales of securities at an appropriate time or from existing resources of the Company, which include, among other things, an anticipated special dividend in an amount up to $5.0 million from the Company’s subsidiary, First Citizens Bank.

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

At September 30, 2009, the model indicated that if rates were to gradually increase by 75 basis points during the remainder of the calendar year, then net interest income and net income would increase .1% and .7%, respectively for the year ending December 31, 2009 when compared to the forecasted results for the most likely rate environment.  The model indicated that if rates were to gradually decrease by 75 basis points over the same period, then net interest income and net income would decrease .1% and ..8%, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended September 30, 2009 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

As of September 30, 2009, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted.  Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material effect upon the consolidated financial statements of the Company.

See discussion under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources” respecting contemplated proceedings related to the Company’s and its subsidiaries’ regulators during the third quarter of 2009, which is incorporated under this Part II, Item 1 by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

At various times, the Company’s Board of Directors has authorized the purchase of shares of the Company’s outstanding common stock. No stated expiration dates have been established under any of the previous authorizations. There were no Company shares purchased during the quarter ended September 30, 2009. There are 84,971 shares that may still be purchased under the various authorizations.

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

Item 6.  Exhibits

List of Exhibits
3.1
Articles of Incorporation of Farmers Capital Bank Corporation (incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, and Current Report on Form 8-K dated January 13, 2009).

3.2**	Amended and Restated Bylaws of Farmers Capital Bank Corporation

4.1*
Junior Subordinated Indenture, dated as of July 21, 2005, between Farmers Capital Bank Corporation and Wilmington Trust Company, as Trustee, relating to unsecured junior subordinated deferrable interest notes that mature in 2035.

4.2*
Amended and Restated Trust Agreement, dated as of July 21, 2005, among Farmers Capital Bank Corporation, as Depositor, Wilmington Trust Company, as Property and Delaware Trustee, the Administrative Trustees (as named therein), and the Holders (as defined therein).

4.3*	Guarantee Agreement, dated as of July 21, 2005, between Farmers Capital Bank Corporation, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee.

4.4*
Junior Subordinated Indenture, dated as of July 26, 2005, between Farmers Capital Bank Corporation and Wilmington Trust Company, as Trustee, relating to unsecured junior subordinated deferrable interest notes that mature in 2035.

4.5*
Amended and Restated Trust Agreement, dated as of July 26, 2005, among Farmers Capital Bank Corporation, as Depositor, Wilmington Trust Company, as Property and Delaware Trustee, the Administrative Trustees (as named therein), and the Holders (as defined therein).

4.6*	Guarantee Agreement, dated as of July 26, 2005, between Farmers Capital Bank Corporation, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee.

4.7*	Indenture, dated as of August 14, 2007 between Farmers Capital Bank Corporation, as Issuer, and Wilmington Trust Company, as Trustee, relating to fixed/floating rate junior subordinated debt due 2037.

4.8*
Amended and Restated Declaration of Trust, dated as of August 14, 2007, by Farmers Capital Bank Corporation, as Sponsor, Wilmington Trust Company, as Delaware and Institutional Trustee, the Administrative Trustees (as named therein), and the Holders (as defined therein).

4.9*	Guarantee Agreement, dated as of August 14, 2007, between Farmers Capital Bank Corporation, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee.

4.10	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to the Current Report on Form 8-K dated January 13, 2009).

4.11	Warrant for Purchase of Shares of Common Stock (incorporated by reference to the Current Report on Form 8-K dated January 13, 2009).

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

* Exhibit not included pursuant to Instruction 2 to the Exhibit Table of Item 601 of Regulation S-K. The Company will provide a copy of such exhibit to the Securities and Exchange Commission upon request.

** Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	Nov-6-09	/s/ G. Anthony Busseni
G. Anthony Busseni,
President and CEO
(Principal Executive Officer)

Date:	11-6-09	/s/ Doug Carpenter
C. Douglas Carpenter,
Senior Vice President, Secretary, and CFO
(Principal Financial and Accounting Officer)