Form 10-K
period 2009-12-31
FARMERS CAPITAL BANK CORP
filed 2010-03-15
CIK 713095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009
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

The aggregate market value of the registrant’s outstanding voting stock held by non-affiliates on June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was $185 million based on the closing price per share of the registrant’s common stock reported on the NASDAQ.

As of March 11, 2010 there were 7,378,605 shares of common stock outstanding.

Documents incorporated by reference:

Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2010 Annual Meeting of Shareholders are incorporated by reference into Part III.

An index of exhibits filed with this Form 10-K can be found on page 106.

FARMERS CAPITAL BANK CORPORATION
FORM 10-K

PART I

Item 1. Business

The disclosures set forth in this item are qualified by Item 1A (“Risk Factors”) beginning on page 16 and the section captioned “Forward-Looking Statements” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) beginning on page 35 of this report and other cautionary statements contain elsewhere in this report.

Organization
Farmers Capital Bank Corporation (the “Registrant”, “Company”, “we”, “us”, or “Parent Company”) is a bank holding company.  The Registrant was originally formed as a bank holding company under the Bank Holding Company Act of 1956, as amended, on October 28, 1982 under the laws of the Commonwealth of Kentucky.  During 2000, the Federal Reserve Board granted the Company financial holding company status. The Company withdrew its financial holding company election subsequent to the sale KHL Holdings, LLC (“KHL Holdings”) during the third quarter of 2009. The Company’s subsidiaries provide a wide range of banking and bank-related services to customers throughout Central and Northern Kentucky.  The bank subsidiaries owned by the Company include Farmers Bank & Capital Trust Company ("Farmers Bank"), Frankfort, Kentucky; United Bank & Trust Company ("United Bank"), Versailles, Kentucky; The Lawrenceburg Bank and Trust Company ("Lawrenceburg Bank"), Lawrenceburg, Kentucky; First Citizens Bank (“First Citizens”), Elizabethtown, Kentucky; and Citizens Bank of Northern Kentucky, Inc. (“Citizens Northern”), Newport, Kentucky.

The Company also owns FCB Services, Inc., ("FCB Services"), a nonbank data processing subsidiary located in Frankfort, Kentucky; Kentucky General Life Insurance Company, Inc., (“Kentucky General Life”), an inactive nonbank insurance agency subsidiary located in Frankfort, Kentucky; Kentucky General Holdings, LLC, (“Kentucky General”), in Frankfort, Kentucky, which previously held a 50% voting interest in KHL Holdings prior to its sale. KHL Holdings owned a 100% interest in Kentucky Home Life Insurance Company (“KHL Insurance”) that it acquired in January 2005; FFKT Insurance Services, Inc., (“FFKT Insurance”), a captive property and casualty insurance company in Frankfort, Kentucky; EKT Properties, Inc., established during 2008 to manage and liquidate certain real estate properties repossessed by the Company; and Farmers Capital Bank Trust I (“Trust I”), Farmers Capital Bank Trust II (“Trust II”), and Farmers Capital Bank Trust III (“Trust III”), which are unconsolidated trusts established to complete the private offering of trust preferred securities. In the case of Trust I and Trust II, the proceeds of the offerings were used to finance the cash portion of the acquisition of Citizens Bancorp Inc. (“Citizens Bancorp”). For Trust III, the proceeds of the offering were used to finance the cost of acquiring Company shares under a share repurchase program.

The Company provides a broad range of financial services to individuals, corporations, and others through its 36 banking locations in 23 communities throughout Central and Northern Kentucky.  These services primarily include the activities of lending, receiving deposits, providing cash management services, safe deposit box rental, and trust activities.   While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis.   Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.  As of December 31, 2009, the Company had $2.2 billion in consolidated assets.

Organization Chart
Subsidiaries of Farmers Capital Bank Corporation at December 31, 2009 are indicated in the table that follows. Percentages reflect the ownership interest held by the parent company of each of the subsidiaries. Tier 2 subsidiaries are direct subsidiaries of Farmers Capital Bank Corporation. Tier 3 subsidiaries are direct subsidiaries of the Tier 2 subsidiary listed immediately above them. Tier 4 subsidiaries are direct subsidiaries of the Tier 3 subsidiary listed immediately above them. Tier 5 subsidiaries are direct subsidiaries of the Tier 4 subsidiary listed immediately above them.

Tier	Entity
1	Farmers Capital Bank Corporation, Frankfort, KY

2	United Bank & Trust Company, Versailles, KY 100%
3	EGT Properties, Inc., Georgetown, KY 100%
4	NUBT Properties, LLC, Georgetown, KY 83%
5	Flowing Creek Realty, LLC, Bloomfield, IN 67%

2	The Lawrenceburg Bank and Trust Company, Lawrenceburg KY 100%

2	Farmers Bank & Capital Trust Company, Frankfort, KY 100%
3	Farmers Bank Realty Co., Frankfort, KY 100%
3	Leasing One Corporation, Frankfort, KY 100%

3	EG Properties, Inc., Frankfort, KY 100%
3	Austin Park Apartments, LTD, Frankfort, KY 99%
3	FA Properties, Inc., Frankfort, KY 100%
3	FORE Realty, LLC, Frankfort, KY 100%
3	Frankfort Apartments II, LTD, Frankfort, KY 99.9%
3	St. Clair Properties, LLC, Frankfort, KY 95%
3	Farmers Capital Insurance Corporation, Frankfort, KY 100%
4	Farmers Fidelity Insurance Agency, LLP, Lexington, KY 50%

2	First Citizens Bank, Elizabethtown, KY 100%

2	Citizens Bank of Northern Kentucky, Inc., Newport, KY 100%
3	ENKY Properties, Inc., Newport, KY 100%
4	NUBT Properties, LLC, Georgetown, KY 17%
5	Flowing Creek Realty, LLC, Bloomfield, IN 67%

2	FCB Services, Inc., Frankfort, KY 100%

2	Kentucky General Holdings, LLC, Frankfort, KY 100%

2	FFKT Insurance Services, Inc., Frankfort, KY 100%

2	Farmers Capital Bank Trust I, Frankfort, KY 100%

2	Farmers Capital Bank Trust II, Frankfort, KY 100%

2	Farmers Capital Bank Trust III, Frankfort, KY 100%

2	EKT Properties, Inc. Frankfort, KY (100%)

2	Kentucky General Life Insurance Company, Frankfort, KY (Inactive)

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

Farmers Bank is the largest bank operating in Franklin County based on total bank deposits in the county.  It conducts business in its principal office and four branches within Frankfort, the capital of Kentucky.  Franklin County is a diverse community, including government, commerce, finance, industry, medicine, education and agriculture.  The bank also serves many individuals and corporations throughout Central Kentucky.  On December 31, 2009, it had total consolidated assets of $591 million, including loans net of unearned income of $325 million.  On the same date, total deposits were $437 million and shareholders' equity totaled $49.4 million.

On October 23, 2009, the Company announced that it is in the preliminary stages of merging Lawrenceburg Bank into Farmers Bank.  The Company applied for regulatory approval for the merger in the first quarter of 2010 with an anticipated effective date for the merger in the second quarter of 2010.

Farmers Bank had nine active subsidiaries during 2009:  Farmers Bank Realty Co. ("Farmers Realty"), Leasing One Corporation ("Leasing One"), Farmers Capital Insurance Corporation (“Farmers Insurance”), EG Properties, Inc. (“EG Properties”), FA Properties, Inc. (“FA Properties”), FORE Realty, LLC (“FORE Realty”), St. Clair Properties, LLC (“St. Clair Properties”), Austin Park Apartments, LTD (“Austin Park”), and Frankfort Apartments II, LTD (“Frankfort Apartments”).

Farmers Realty was incorporated in 1978 for the purpose of owning certain real estate used by the Company and Farmers Bank in the ordinary course of business.  Farmers Realty had total assets of $3.3 million on December 31, 2009.

Leasing One was incorporated in August 1993 to operate as a commercial equipment leasing company.  It is located in Frankfort and is currently licensed to conduct business in twelve states.  At year-end 2009, it had total assets of $19.6 million, including leases net of unearned income of $13.0 million.

Farmers Insurance was organized in 1988 to engage in insurance activities permitted to the Company under federal and state law.  Farmers Bank capitalized this corporation in December 1998.   Farmers Insurance acts as an agent for Commonwealth Land Title Co.  At year-end 2009 it had total assets of $659 thousand.  Farmers Insurance holds a 50% interest in Farmers Fidelity Insurance Company, LLP (“Farmers Fidelity”).  The Creech & Stafford Insurance Agency, Inc., an otherwise unrelated party to the Company, also holds a 50% interest in Farmers Fidelity. Farmers Fidelity is a direct writer of property and casualty coverage, both individual and commercial.

In November 2002 Farmers Bank incorporated EG Properties.  EG Properties is involved in real estate management and liquidation for certain properties repossessed by Farmers Bank.  It had total assets of $3.7 million at December 31, 2009. In July 2008, Farmers Bank incorporated FA Properties, which owns automobiles that are used by the Company and Farmers Bank in the ordinary course of business. It had total assets of $359 thousand at year-end 2009. FORE Realty was organized in December 2009 for the purpose of managing and liquidating certain other properties repossessed by Farmers Bank. It had total assets of $892 thousand at year-end 2009.

Farmers Bank is a limited partner in Austin Park and Frankfort Apartments, two low income housing tax credit partnerships located in Frankfort, Kentucky.  These investments provide for federal income tax credits to the Company.  Farmers Bank’s aggregate investment in these partnerships was $619 thousand at year-end 2009. In December 2009 Farmers Bank became a limited partner in St. Clair Properties. The objective of St. Clair Properties is to restore and preserve certain qualifying historic structures in Frankfort for which the Company receives federal and state tax credits. Farmers Bank’s investment in St. Clair Properties was $23 thousand at year-end 2009. This amount represents Farmers Bank’s initial investment, which is expected to increase approximately $200 thousand when the final credit amounts are determined.

United Bank and Subsidiaries
On February 15, 1985, the Company acquired United Bank, a state chartered bank originally organized in 1880.  It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers.  On November 1, 2008, the Company merged Farmers Bank & Trust Company (“Farmers Georgetown”) and Citizens Bank of Jessamine County (“Citizens Jessamine”) into United Bank. Each of these three banks was previously a wholly-owned subsidiary of the Company. United Bank conducts business in its principal office and two branches in Woodford County, Kentucky, four branches in Scott County, Kentucky, two branches in Fayette County, Kentucky, and four branches in Jessamine County, Kentucky.  Based on total bank deposits in Woodford County, United Bank is the second largest bank operating in Woodford County with total consolidated assets of $736 million and total deposits of $537 million at December 31, 2009.

United Bank had one subsidiary during 2009, EGT Properties, Inc. EGT Properties was created in March 2008 as a subsidiary of Farmers Georgetown before its merger with United Bank and is involved in real estate management and liquidation for certain repossessed properties of United Bank.  In addition, EGT Properties holds an 83% interest in NUBT Properties, LLC (“NUBT”), the parent company of Flowing Creek Realty, LLC (“Flowing Creek”). Flowing Creek holds real estate that has been repossessed by multiple subsidiaries of the Company along with parties unrelated to the Company. NUBT holds a 67% interest in Flowing Creek and unrelated financial institutions hold the remaining 33% interest. EGT Properties had total assets of $18.6 million at year-end 2009.

Prior to 2009, United Bank operated EV Properties, Inc. (“EV Properties”). EV Properties was involved in real estate management and liquidation for certain properties repossessed by United Bank. EV Properties was dissolved on December 31, 2008.

Lawrenceburg Bank
On June 28, 1985, the Company acquired Lawrenceburg Bank, a state chartered bank originally organized in 1885.  It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers.  During 1998, it moved its charter and main office to Harrodsburg, Kentucky in Mercer County. In 2007, it changed from a national to a state chartered bank and subsequently returned its charter location back to Lawrenceburg. Lawrenceburg Bank conducts business at its main office and one branch site in Anderson County, Kentucky, one branch in Mercer County, Kentucky, and one branch in Boyle County, Kentucky.  Based on total bank deposits in Anderson County, Lawrenceburg Bank is the largest bank operating in Anderson County.  Total assets were $245 million and total deposits were $198 million at December 31, 2009.

On October 23, 2009, the Company announced that it is in the preliminary stages of merging Lawrenceburg Bank into Farmers Bank.  The Company applied for regulatory approval for the merger in the first quarter of 2010 with an anticipated effective date for the merger in the second quarter of 2010.

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

On October 8, 2004, First Citizens acquired Financial National Electronic Transfer, Inc. (“FiNET”), a data processing company that specializes in the processing of federal benefit payments and military allotments, headquartered in Radcliff, Kentucky.  Effective January 1, 2005 FiNET was merged into First Citizens. These services are now operated using the name of FirstNet.

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

Based on total bank deposits in Hardin County, First Citizens ranks third in size compared to all banks operating in Hardin County.  Total assets were $302 million and total deposits were $257 million at December 31, 2009.

Citizens Northern
On December 6, 2005, the Company acquired Citizens Bancorp in Newport, Kentucky.  Citizens Bancorp was subsequently merged into Citizens Acquisition, a former bank holding company subsidiary of the Company. During January 2007, Citizens Acquisition was merged into the Company, leaving Citizens Northern as a direct subsidiary of the Company. Citizens Northern is a state chartered bank organized in 1993 and is engaged in a general banking business providing full service banking to individuals, businesses, and governmental customers.  It conducts business in its principal office in Newport and four branches in Campbell County, Kentucky, one branch in Boone County, Kentucky and two branches in Kenton County, Kentucky. Based on total bank deposits in Campbell County, Citizens Northern ranks second in size compared to all banks operating in Campbell County.  At year-end 2009 it had total assets and deposits of $274 million and $214 million, respectively. Citizens Financial Services, formerly an investment brokerage subsidiary of Citizens Acquisition, was dissolved during 2006.

In March 2008 Citizens Northern incorporated ENKY Properties, Inc. (“ENKY”). ENKY was established to manage and liquidate certain real estate properties repossessed by Citizens Northern. In addition, ENKY holds a 17% interest in NUBT, the parent company of Flowing Creek. Flowing Creek holds real estate that has been repossessed by multiple subsidiaries of the Company along with parties unrelated to the Company. NUBT holds a 67% interest in Flowing Creek and unrelated financial institutions hold the remaining 33% interest. ENKY had total assets of $1.2 million at year-end 2009.

Farmers Georgetown
On June 30, 1986, the Company acquired Farmers Georgetown, a state chartered bank originally organized in 1850 located in Scott County, Kentucky. On November 1, 2008, the Company merged Farmers Georgetown into United Bank. Based on the deposits at its Scott County locations, United Bank has the largest market presence in Scott County.

Citizens Jessamine
On October 1, 2006, the Company acquired Citizens National Bancshares (“Citizens Bancshares”), the former one-bank holding company of Citizens Jessamine. Citizens Bancshares was subsequently merged into the Company, leaving Citizens Jessamine as a direct subsidiary of the Company. Citizens Jessamine, organized in 1996 as a national charter bank located in Jessamine County, Kentucky, was merged into United Bank on November 1, 2008.  Based on the deposits at its Jessamine County locations, United Bank has the largest market presence in Jessamine County.

Nonbank Subsidiaries
FCB Services, organized in 1992, provides data processing services and support for the Company and its subsidiaries.  It is located in Frankfort, Kentucky. It also performs data processing services for nonaffiliated entities.  FCB Services had total assets of $4.1 million at December 31, 2009.

Kentucky General was incorporated in November 2004. Kentucky General previously held a 50% voting interest in KHL Holdings prior to its sale during the third quarter of 2009.  KHL Holdings owned a 100% interest in KHL Insurance that it acquired in 2005. KHL Insurance writes credit life and health insurance in Kentucky.

EKT was created in September 2008 to manage and liquidate certain real estate properties repossessed by the Company’s subsidiary banks. On December 31, 2009, EKT had total assets of $4.1 million.

Kentucky General Life was incorporated during 2000 to engage in insurance activities permitted by federal and state law.  This corporation has remained inactive since its inception.

Trust I, Trust II, and Trust III are each separate Delaware statutory business trusts sponsored by the Company.  The Company completed two private offerings of trust preferred securities during 2005 through Trust I and Trust II totaling $25.0 million. During 2007, the Company completed a private offering of trust preferred securities totaling $22.5 million. The Company owns all of the common securities of each of the Trusts. The Company does not consolidate the Trusts into its financial statements consistent with applicable accounting standards.

FFKT Insurance was incorporated during 2005. It is a captive property and casualty insurance company insuring primarily deductible exposures and uncovered liability related to properties of the Company. It had total assets of $3.8 million at December 31, 2009.

Lending
A significant part of the Company’s operating activities include originating loans, approximately 84% of which are secured by real estate at December 31, 2009.  Real estate lending primarily includes loans secured by owner and non-owner occupied one-to-four family residential properties as well as commercial real estate mortgage loans to developers and owners of other commercial real estate.  Real estate lending primarily includes both variable and adjustable rate products.  Loan rates on variable rate loans generally adjust upward or downward immediately based on changes in the loan’s index, normally prime rate as published in the Wall Street Journal.  Rates on adjustable rate loans move upward or downward after an initial fixed term of normally one, three, or five years. Rate adjustments on adjustable rate loans are made annually after the initial fixed term expires and are indexed mainly to shorter-term Treasury indexes.  Generally, variable and adjustable rate loans contain provisions that cap the amount of interest rate increases over the life of the loan of up to 600 basis points and lifetime floors of 100 basis points. In addition to the lifetime caps and floors on rate adjustments, loans secured by residential real estate typically contain provisions that limit annual increases at a maximum of 100 basis points. There is typically no annual limit applied to loans secured by commercial real estate.

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

Supervisory Authorities
The Company is a bank holding company, registered with and regulated by the Federal Reserve Board (“FRB”). All five of its subsidiary banks are Kentucky state-chartered banks. Three of the Company’s subsidiary banks are members of their regional Federal Reserve Bank. The Company and its subsidiary banks are subject to supervision, regulation and examination by the Federal Deposit Insurance Corporation (“FDIC”) and the Kentucky Department of Financial Institutions (“KDFI”).  The regulatory authorities routinely examine the Company and its subsidiary banks to monitor their compliance with laws and regulations, financial condition, adequacy of capital and reserves, quality and documentation of loans, payment of dividends, adequacy of systems and controls, credit underwriting and asset liability management, and the establishment of branches. The Company and its subsidiary banks are required to file regular reports with the FRB, the FDIC and the KDFI, as applicable.

Capital
The FRB, the FDIC, and the KDFI require the Company and its subsidiary banks to meet certain ratios of capital to assets in order to conduct their activities. To be well-capitalized, the institutions must generally maintain a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 6% or greater, and a leverage ratio of 5% or better. For the purposes of these tests, Tier 1 Capital consists of common equity and related surplus, retained earnings, and a limited amount of qualifying preferred stock, less goodwill (net of certain deferred tax liabilities) and certain core deposit intangibles. Tier 2 Capital consists of non-qualifying preferred stock, certain types of debt and a limited amount of other items. Total Capital is the sum of Tier 1 and Tier 2 Capital.

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

If the institution fails to remain well-capitalized, it will be subject to a series of restrictions that increase as the capital condition worsens. For instance, federal law generally prohibits a depository institution from making any capital distribution, including the payment of a dividend or paying any management fee to its holding company, if the depository institution would be undercapitalized as a result. Undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations, and are required to submit a capital restoration plan for approval, which must be guaranteed by the institution’s parent holding company. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

Expansion and Activity Limitations
With prior regulatory approval, the Company may acquire other banks or bank holding companies and its subsidiaries may merge with other banks. Acquisitions of banks located in other states may be subject to certain deposit-percentage, age or other restrictions. During the third quarter of 2009, the Company withdrew its financial company election with the sale of its KHL subsidiary. Financial holding companies and their subsidiaries are permitted to acquire or engage in activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, broad insurance agency activities, merchant banking, and other nonbanking activities that the FRB determines to be financial in nature or complementary to these activities. The FRB normally requires some form of notice or application to engage in or acquire companies engaged in such activities. Under the Bank Holding Company Act and Gramm-Leach-Bliley Act, the Company is generally prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in activities other than those referred to above.

Limitations on Acquisitions of Bank Holding Companies
In general, other companies seeking to acquire control of a bank holding company such as the Company would require the approval of the FRB under the Bank Holding Company Act. In addition, individuals or groups of individuals seeking to acquire control of a bank holding company such as the Company would need to file a prior notice with the FRB (which the FRB may disapprove under certain circumstances) under the Change in Bank Control Act. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control may exist under the Change in Bank Control Act if the individual or company acquires 10% or more of any class of voting securities of the bank holding company and no shareholder holds a larger percentage of the subject class of voting securities.

Deposit Insurance
All of the Company’s subsidiary banks are members of the FDIC, and their deposits are insured by the FDIC’s Deposit Insurance Fund up to the amount permitted by law. The Company’s subsidiary banks are thus subject to FDIC deposit insurance assessments. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. Under the Federal Deposit Insurance Reform Act of 2005, which became law in 2006, the Company received a one-time assessment credit of $1.2 million that can be applied against future premiums, subject to certain limitations. Based on the one-time assessment credit, the Company was not required to pay any deposit insurance premiums in 2006 and unused credits from 2006 limited the amount of deposit insurance premiums to $55 thousand for 2007. Lower credits remained to offset assessments for 2008 and all such credits were exhausted during 2008. Financing Corporation (“FICO”) assessment costs were $166 thousand and $227 thousand for 2009 and 2008, respectively. FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 possessing assessment powers in addition to the FDIC. The FDIC acts as a collection agent for FICO, whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.

The Company’s participation in the FDIC’s Transaction Account Guarantee Program initiated during the fourth quarter of 2008 has also contributed to an increase in deposit insurance premiums. More information about this program can be found under the heading “Temporary Liquidity Guarantee Program” that follows. During the fourth quarter of 2008 the FDIC increased the deposit insurance from generally $100 thousand for each separately insured depositor to $250 thousand initially effective until December 31, 2009. The increased limits have been extended to June 30, 2013.

In February 2009, the FDIC adopted a long-term deposit insurance fund (“DIF”) restoration plan as well as an additional emergency assessment for 2009. The restoration plan increases base assessment rates for banks in all risk categories with the goal of raising the DIF reserve ratio from its then-current .40% to its statutorily mandated minimum of 1.15% within eight years (as amended). Beginning April 1, 2009 the FDIC establishes a banks initial base assessment rate, ranging between 12 and 45 basis points, depending on the banks risk category. The initial base assessment rate is then adjusted higher or lower to obtain the total base assessment rate. Adjustments to the initial base assessment rate are based on a banks level of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate ranges between 7 and 77.5 basis points and is applied to a banks assessable deposits when computing the FDIC insurance assessment amount.

The FDIC’s emergency special assessment for 2009 was adopted on May 22 and supersedes its interim rule adopted in March that would have imposed a 20 basis point assessment with an option for an additional 10 basis point assessment. Under the final rule adopted, the FDIC imposed a special assessment of 5 basis points on a bank’s total assets minus Tier 1 capital as of June 30, 2009 and collected September 30, 2009. The Company paid $1.1 million related to the 2009 special assessment. The final rule also authorizes the FDIC to impose up to two additional 5 basis points assessments if needed while capping each assessment at 10 basis points of the banks assessment base.

In addition to the FDIC’s special assessment for 2009, the FDIC in November 2009 approved a final rule requiring banks to prepay their estimated quarterly assessments for the fourth quarter of 2009 as well as all of 2010, 2011, and 2012 on December 30, 2009. The prepayment was adopted by the FDIC in lieu of an additional special assessment as summarized above. The assessment rate to be used for all periods covered in the prepayment plan was the banks assessment rate in effect as of September 30, 2009. The assessment rate will be increased by 3 basis points for all of 2011 and 2012. The prepayment is based on a bank’s regular assessment base (total domestic deposits) as of September 30, 2009, with an estimated quarterly increase of an estimated 5% annual growth rate through the end of 2012. The Company paid $8.2 million on December 30, 2009 related to this assessment. Prepaid FDIC insurance assessments are included in other assets on the Company’s balance sheet.

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

Dividends. The Parent Company’s principal source of cash flow, including cash flow to pay dividends to its shareholders, is the dividends that it receives from its subsidiary banks. Statutory and regulatory limitations apply to the subsidiary banks’ payments of dividends to the Parent Company as well as to the Parent Company’s payment of dividends to its shareholders. A depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. The federal banking agencies may prevent the payment of a dividend if they determine that the payment would be an unsafe and unsound banking practice. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

Participation in the Capital Purchase Program (“CPP”) beginning in the first quarter of 2009 includes certain restrictions on the Company’s ability to pay dividends to its common shareholders. The Company is unable to declare dividend payments on shares of its common stock if it is in arrears on the dividends on its Series A preferred stock issued in connection with its participation in the CPP. Additionally, until January 9, 2012 the Company must have approval from the U.S. Treasury (“Treasury”) before it can increase dividends on its common stock above the last quarterly cash dividend per share it declared prior to October 14, 2008, which was $.33 per share. This restriction no longer applies if all of the Series A preferred stock has been redeemed by the Company or transferred by the Treasury. Additional information about the CPP can be found under the caption titled “Emergency Economic Stabilization Act of 2008 (“EESA”)” that follows.

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

Insurance Regulation.  The Company’s subsidiaries that may underwrite or sell insurance products are subject to regulation by the Kentucky Department of Insurance.

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

Emergency Economic Stabilization Act of 2008 (“EESA”). EESA was signed into law on October 3, 2008 as a measure to stabilize and provide liquidity to the U.S. financial markets. Under EESA, the Troubled Asset Relief Program (“TARP”) was created. TARP granted the Treasury authority to, among other things, invest in financial institutions and purchase troubled assets in an aggregate amount up to $700 billion.

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

As required by the CPP, the Company also issued warrants to the Treasury to purchase common shares equal to 15% of the value of the preferred stock, with the number of warrants and exercise price determined based on the 20-day average closing price of the common shares ending on the day prior to preliminary approval. The warrants allow the U.S. Treasury to purchase 223,992 shares of Company common stock at an exercise price of $20.09 per share. Both the preferred shares and warrants are accounted for as additions to the Company’s regulatory capital.

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

Under the DGP, as amended, eligible participating entities were permitted to issue senior unsecured debt guaranteed by the FDIC through October 31, 2009. The guarantee by the FDIC would expire on the earlier of the maturity date of the debt or December 31, 2012. During October 2009 the FDIC adopted final rules to phase out the DGP. The DGP expired October 31, 2009; however, the FDIC established a six month emergency guarantee facility effective upon the expiration of the DGP. Subject to its prior approval, the FDIC will provide guarantees of senior debt issued after October 31, 2009 through April 30, 2010 with the guarantee expiring on the earlier of the maturity date of the debt or December 31, 2012. The Company chose to opt out of the DGP.

Under the TAGP, the FDIC guarantees 100% of certain noninterest bearing transaction accounts up to any amount to participating FDIC insured institutions. The unlimited coverage, initially to expire on December 31, 2009, was extended by the FDIC in August 2009 and is now set to expire on June 30, 2010. The Company opted to participate in the TAGP, including the extension period. All participating institutions initially paid an additional 10 basis point quarterly-assessed fee on certain noninterest bearing transaction accounts that exceed the existing $250 thousand deposit insurance limit. The Company incurred the additional 10 basis point annual fee through the original expiration date of December 31, 2009 of the program. For coverage after December 31, 2009, the program calls for an increase in the annualized assessment based on an institutions risk category. Institutions in risk category one and two will be assessed a 15 basis point and 20 basis point fee, respectively. Institutions in risk category three and four will be assessed a 25 basis point fee.

References under the caption “Supervision and Regulation” to applicable statutes and regulations are brief summaries of portions thereof which do not purport to be complete and which are qualified in their entirety by reference thereto.

Recent Regulatory Events and Increased Capital Requirements
The Company’s subsidiary banks are subject to capital-based regulatory requirements.  The Company has historically managed its banks’ capital levels with the goal of meeting the criteria established by its regulators for each bank subsidiaries to be “well-capitalized.” Historically, to be well- capitalized, a depository institution needed to have a Tier 1 leverage capital ratio of at least 5% and a Total risk-based capital ratio of 10%.  As of December 31, 2009, each of the Company’s five subsidiary banks satisfied these capital ratios.

Although each of the Company’s subsidiary banks was well-capitalized as of December 31, 2009, some of their capital levels have decreased over the past eighteen months as a result of the economic downturn that began in late 2007.  Because of the turmoil in the banking markets and continued difficulty many banks are experiencing with their loan portfolios, bank regulatory agencies are increasingly requiring banks to maintain higher capital reserves as a cushion for dealing with any further deterioration in their loan portfolios in order to maintain well-capitalized status.  Following recent examinations, the Company’s banking regulators have required capital infusions in order to satisfy higher minimum capital ratios at three of the Company’s banking subsidiaries and have taken other supervisory actions.

Parent Company.  In the summer of 2009, the Federal Reserve Bank of St. Louis (“FRB St. Louis”) conducted an examination of the Parent Company.  Primarily due to the regulatory actions and capital requirements at three of the Company’s subsidiary banks, as discussed below, the FRB St. Louis and the KDFI requested that the Parent Company enter into a Memorandum of Understanding.  The Company’s board approved entry into the Memorandum of Understanding at a regular board meeting on October 26, 2009.  Pursuant to the Memorandum of Understanding, the Company agreed to: (1) develop an acceptable capital plan to ensure that the consolidated organization remains well-capitalized and each of its subsidiary banks meet the capital requirements imposed by their regulator as described below, (2) reduce the next quarterly dividend on the Company’s common stock from $.25 per share to $.10 per share, and (3) not make future interest payments on trust preferred securities or dividends on common or preferred stock without seeking prior approval from FRB St. Louis. The Company received approval for both its regularly scheduled trust preferred payments and dividends on its Series A preferred stock through the end of 2009, as well as a $.10 per share dividend on its common stock that was declared on October 26, 2009.  Representatives of FRB St. Louis have indicated to the Company that as long as our subsidiaries show adequate normalized earnings to support the quarterly payments on its trust preferred securities and quarterly dividends on its Series A preferred stock and common stock, they will provide the required prior approval. The Company also received approval for its regularly scheduled trust preferred interest payments through the first quarter of 2010 and dividends on its Series A preferred stock that was paid on February 16, 2010 (the last time such approval was requested by the Company). The Company determined to forego the dividend that has historically been declared on its common stock in the first quarter of 2010 in an effort to conserve capital.

Lawrenceburg Bank.  As a result of an examination conducted in March 2009, on May 15, 2009, Lawrenceburg Bank entered into a Memorandum of Understanding with the FRB St. Louis and the KDFI. The Memorandum of Understanding, among other things, requires Lawrenceburg Bank to achieve and maintain a Leverage Ratio of at least 8%.  On October 23, 2009, the Company announced that it is in the preliminary stages of merging Lawrenceburg Bank into Farmers Bank.  The Company applied for regulatory approval for the merger in the first quarter of 2010 with an anticipated effective date for the merger in the second quarter of 2010. The Company has received regulatory approval from the KDFI, but has yet to receive a response from the FRB St. Louis. In light of the proposed merger of Lawrenceburg Bank into Farmers Bank, the KDFI and FRB St. Louis have agreed that at this time no additional capital needs to be infused in Lawrenceburg Bank.  At the time of the planned merger, however, the Company may be required to inject additional capital into Farmers Bank as a result of the merger depending on the operating results of Farmers Bank and Lawrenceburg Bank in the period leading up to the time of the planned merger. At December 31, 2009 Lawrenceburg Bank had a Tier 1 Leverage Ratio of 5.46% and a Total Risk-Based Ratio of 11.50%

Farmers Bank.  Farmers Bank was the subject of a regularly scheduled examination by the KDFI which was conducted in mid-September 2009.  As a result of this examination, the KDFI and FRB St. Louis have entered into a Memorandum of Understanding with Farmers Bank.  The Memorandum of Understanding, among other things, requires that Farmers Bank obtain written consent prior to declaring or paying the Parent Company a cash dividend and to achieve and maintain increasing Leverage Ratios of 7.5%, 7.75%, and 8.0% by December 31, 2009, March 31, 2010, and June 30, 2010, respectively.  On October 6, 2009 the Parent Company injected from its reserves $11 million in capital into Farmers Bank. Farmers Bank has further agreed that if at the time of the proposed merger of Lawrenceburg Bank into Farmers Bank, which is anticipated to occur during the second quarter of 2010, the combined bank has a Leverage Ratio of less than 8.0% and the Parent Company has obtained additional capital by that time, the Parent Company will inject additional capital to raise the Leverage Ratio to 8.0%. At December 31, 2009 Farmers Bank had a Tier 1 Leverage Ratio of 7.68% and a Total Risk-Based Ratio of 15.66%.

United Bank.  As a result of an examination conducted in late July and early August of 2009, the FDIC proposed United Bank enter into a Cease and Desist Order (“Order”) primarily as a result of its level of non-performing assets.  While United Bank articulated to the FDIC and KDFI its strong objection and disagreement that an Order was appropriate (especially given the actions taken by United Bank prior to the examination to identify and manage its non-performing assets), United Bank has negotiated certain content and requirements of the proposed Order and, as a result, voluntarily consented to the Order.  Among its requirements, the Order requires United Bank to achieve (1) leverage ratios of 7.5%, 7.75%, and 8.0% by December 31, 2009, March 31, 2010, and June 30, 2010, respectively, and (2) a Total Risk-Based Ratio of 12% immediately.  On October 6, 2009 the Parent Company injected $10.5 million from its reserves into United Bank. At December 31, 2009 United Bank had a Tier 1 Leverage Ratio of 7.35% and a Total Risk-Based Ratio of 13.75%. The Leverage Ratio of 7.35% was below the required 7.5% amount at year-end 2009 as stated in the Order; however, the Leverage Ratio was 7.68% after adjusting for the year-end 2009 goodwill impairment charge that reduced total assets at United Bank. The reduction in assets attributed to goodwill did not immediately impact average assets (the denominator in calculating the Leverage Ratio). The impact of the goodwill charge will positively impact the Leverage Ratio beginning in 2010.

The Company may fund any additional external capital requirements of Farmers Bank, United Bank or any of its other banking subsidiaries from future public or private sales of securities at an appropriate time or from existing resources of the Company.

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

Employees
As of December 31, 2009, the Company and its subsidiaries had 547 full-time equivalent employees. Employees are provided with a variety of employee benefits. A salary savings plan, group life insurance, hospitalization, dental, and major medical insurance along with postretirement health insurance benefits are available to eligible personnel.  Employees are not represented by a union. Management and employee relations are good.

The Company maintains a Stock Option Plan (“Plan”) that grants certain eligible employees the option to purchase a limited number of the Company’s common stock. The Plan specifies the conditions and terms that the grantee must meet in order to exercise the options.

In 2004, the Company’s Board of Directors adopted an Employee Stock Purchase Plan (“ESPP”). The ESPP was subsequently approved by the Company’s shareholders and became effective July 1, 2004. Under the ESPP, at the discretion of the Board of Directors, employees of the Company and its subsidiaries can purchase Company common stock at a discounted price and without payment of brokerage costs or other fees and in the process benefit from the favorable tax treatment afforded such plans pursuant to Section 423 of the Internal Revenue Code.

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

The Company operates in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations, including rules and policies applicable to participants in the U.S. Treasury’s TARP Capital Purchase Program.

The Company is subject to extensive regulation, supervision and examination by federal and state banking authorities. Any change in applicable regulations or laws could have a substantial adverse impact on the Company and its operations.  Additional legislation and regulations that could significantly affect the Company’s powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on the Company’s results of operations and financial condition.  Further, in the performance of their supervisory duties and enforcement powers, the Company’s banking regulators have significant discretion and authority to prevent or remedy practices they deem as unsafe or unsound or violations of law.

As a recipient of investment by the Treasury in our Series A preferred stock under the CPP, the Company is subject to future regulations of the Treasury and future acts of Congress related to that program.   The laws and policies applicable to recipients of capital under the CPP have been significantly revised and supplemented since the inception of that program, and continue to evolve.

The exercise of regulatory authority generally may have a negative impact on the Company’s operations, which may be material on its results of operations and financial condition.

The Company presently is subject to, and in the future may become subject to, additional supervisory actions and/or enhanced regulation that could have a material negative effect on its business, operating flexibility, financial condition and the value of its common stock.

Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, the KDFI (for state-chartered banks), the Board of Governors of the Federal Reserve (the “Federal Reserve”) (for bank holding companies) and separately the FDIC as the insurer of bank deposits, have the authority to compel or restrict certain actions on the Company’s part if they determine that the Company has insufficient capital or are otherwise operating in a manner that may be deemed to be inconsistent with safe and sound banking practices. Under this authority, bank regulators can require the Company to enter into informal or formal enforcement orders, including board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders, pursuant to which the Company would be required to take identified corrective actions to address cited concerns and to refrain from taking certain actions.

As a result of increased levels of nonperforming assets at Farmers Bank, Lawrenceburg Bank and United Bank, the Parent Company, Farmers Bank and Lawrenceburg Bank have entered into separate Memoranda of Understanding with our regulators and United Bank has consented to a Cease and Desist order from its regulators.  In the aggregate, these Memoranda of Understanding and the Cease and Desist Order, among other things, require (1) the Company to develop an acceptable capital plan to ensure that the consolidated organization remains well-capitalized and each of its subsidiary banks meet the capital requirements imposed by their regulator as described elsewhere in this report, (2) increase the regulatory capital ratios at these three banks, (3) these three banks refrain from paying dividends to the Parent Company unless approved in advance by the regulators and (4) the Company not make future interest payments on its trust preferred securities or dividends on its common or preferred stock without seeking prior approval from FRB St. Louis.  The Company received approval for both its regularly scheduled trust preferred payments and dividends on its Series A preferred stock through the end of 2009, as well as the $.10 per share dividend on its common stock that was declared on October 26, 2009. Representatives of FRB St. Louis have indicated to the Company that as long as its subsidiaries show adequate normalized earnings to support the quarterly payments on its trust preferred securities and dividends on its Series A preferred stock and common stock, they will provide the required prior approval, but there is no guarantee that such adequate normalized earnings will be realized and that such dividends will be approved in the future. The Company also received approval for its regularly scheduled trust preferred interest payments through the first quarter of 2010 and dividends on its Series A preferred stock that was paid on February 16, 2010 (the last time such approval was requested by the Company). The Company determined to forego the dividend that has historically been declared on its common stock in the first quarter of 2010 in an effort to conserve capital.

If the Company is unable to comply with the terms of its current regulatory orders, or is unable to comply with the terms of any future regulatory orders to which it may become subject, then we could become subject to additional, heightened supervisory actions and orders, possibly including cease and desist orders, prompt corrective actions and/or other regulatory enforcement actions. If the Company’s regulators were to take such additional supervisory actions, then we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. If one or more of the Company’s banks were unable to comply with regulatory requirements, such banks could ultimately face failure.  The terms of any such supervisory action could have a material negative effect on our business, operating flexibility, financial condition and the value of our common stock.

Our nonperforming assets adversely affect our results of operations and financial condition and take significant management time to resolve.

As of December 31, 2009, nonperforming loans totaled $76.3 million or 6.0% of the Company’s total loan portfolio and its nonperforming assets (which include foreclosed real estate) were $108 million or 5.0% of total assets.  Additionally, approximately $24.3 million of the Company’s accruing loans were 30-89 days delinquent as of December 31, 2009. Non-performing assets adversely affect the Company’s net income in various ways.  If economic conditions do not improve or actually worsen in our markets, the Company could continue to incur additional losses relating to an increase in non-performing assets.  The Company does not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting interest income.  When the Company takes collateral in foreclosures and similar proceedings, it is required to mark the related loan to the then fair value of the collateral less estimated selling costs, which decreases earnings.  These loans and other real estate owned also increase our risk profile and the amount of capital the Company’s regulators believe is appropriate in light of such risks.  While the Company seeks to reduce its problem loans through workouts, restructurings and otherwise, decreases in the value of these assets, the underlying collateral or our borrowers’ performance or financial conditions have adversely affected, and may continue to adversely affect, the Company’s results of operations and financial condition.  Moreover, the resolution of nonperforming assets requires significant time commitments from management of our banks, which can be detrimental to the performance of their other responsibilities. There can be no assurance that the Company will not experience further increases in nonperforming loans in the future.

Losses from loan defaults may exceed the allowance established for that purpose, which will have an adverse effect on the Company’s financial condition.

Volatility and deterioration in the broader economy increases the Company’s risk of credit losses, which could have a material adverse effect on its operating results.  If a significant number of loans in the Company’s portfolio are not repaid, it would have an adverse effect on its earnings and overall financial condition.  Like all banks, the Company’s subsidiaries maintain an allowance for loan losses to provide for losses inherent in the loan portfolio.  The allowance for loan losses reflects management of each subsidiary’s best estimate of probable incurred credit losses in their loan portfolio at the relevant balance sheet date.  This evaluation is primarily based upon a review of the bank’s and the banking industry’s historical loan loss experience, known risks contained in the bank’s loan portfolio, composition and growth of the bank’s loan portfolio and economic factors.  Additionally, a bank’s regulators may require additional provision for the loan portfolio in connection with regulatory examinations, agreements or orders.  The determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions.  As a result, the Company’s allowance for loan losses may be inadequate to cover actual losses in its loan portfolio.  Consequently, the Company risks having additional future provisions for loan losses that may continue to adversely affect its earnings.

If the Company’s local markets experience a prolonged recession, it may be required to make further increases in its allowance for loan losses and to charge off additional loans, which would adversely affect its results of operations and capital.

For the year 2009, the Company recorded a provision for loan losses of $20.8 million, $6.5 million of which was in the fourth quarter, and recorded net loan charge-offs of $14.2 million, $5.2 million of which was in the fourth quarter.  This compares to a provision for loan losses of $5.3 million and net loan charge-offs of $2.7 million for 2008, and a $2.0 million provision and $729 thousand of net loan charge-offs which were recorded for the fourth quarter of 2008.  During 2009, the Company has experienced increased loan delinquencies and credit losses and do not expect this to change in the near future.

Substantially all of the Company’s loans are to businesses and individuals located in Kentucky.  A continuing decline in the economy of Central and Northern Kentucky could have a material adverse effect on the Company’s financial condition, results of operations and prospects.

Generally, the Company’s non-performing loans and assets reflect operating difficulties of individual borrowers; however, more recently the deterioration in the general economy has become a significant contributing factor to the increased levels of delinquencies and non-performing loans.  Slower sales and excess inventory in the residential housing market has been the primary cause of the increase in delinquencies and foreclosures for residential construction and land development loans.  As of December 31, 2009, the Company’s total non-performing loans had increased to $76.3 million or 6.0% of total loans compared to $25.5 million or 1.9% of total loans at December 31, 2008. If current trends in the housing and real estate markets continue, the Company expects that it will continue to experience higher than normal delinquencies and credit losses.  Moreover, if a prolonged recession occurs, the Company expects that it could severely impact economic conditions in its market areas and that it could experience significantly higher delinquencies and credit losses.  As a result, the Company may be required to make further increases in its provision for loan losses and to charge off additional loans in the future, which could adversely affect the Company’s financial condition and results of operations, perhaps materially.  If such additional provisions and charge-offs cause the Company to experience losses, it may be required to contribute additional capital to its bank subsidiaries to maintain capital ratios required by regulators.

The Company’s exposure to credit risk is increased by its real estate development lending.

Real estate development loans have dominated the Company’s increase in impaired loans.  Substantially all of the Company’s $56.6 million nonaccrual loans outstanding at December 31, 2009 are secured by real estate.  Development lending has historically been considered to be higher credit risk than single-family residential lending.  Such loans typically involve larger loan balances to a single borrower or related borrowers. Such loans can be affected by adverse conditions in real estate markets or the economy in general because commercial real estate borrowers’ ability to repay their loans depends on successful development and, in most cases, sale of their property. These loans also involve greater risk because they generally are not fully amortized over the loan period, but have a balloon payment due at maturity of the loan.  A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property.  In the current economic environment, the ability of borrowers to refinance or sell newly developed property or vacant land has greatly diminished.  If the real estate markets were to worsen or not improve, the Company would likely experience increased credit losses and require additional provisions to our allowance for loan losses, which would adversely impact the Company’s earnings and financial condition.

The Company’s investment securities portfolio is comparatively larger than other community banks and it is more dependent on its investment portfolio to generate net income.

Unlike many other community banks, the Company relies more heavily on its investment securities portfolio as a source of interest income because it has a comparatively small loan portfolio.  If the Company is not able to successfully manage the interest rate spread on the investment portfolio, its net interest income would decrease, which would adversely affect its results of operations and could negatively impact net income.  Investment securities tend to have a lower risk than loans, and as such, generally provide a lower yield.

In 2009 the Company sold and realized net gains on investment securities.  The Company may not have the same level of net gains (and may have net realized losses) in future periods on the sale of investment securities, which would reduce earnings.  Moreover, due to the current interest rate environment, proceeds from recent sales may be reinvested in investment securities with lower yields which may reduce earnings from investment securities.

The deterioration in the credit markets experienced in 2008 and into 2009 created volatility in the market and illiquidity of certain securities, resulting in significant declines in the market values of those investments.  The Company continues to monitor its investment portfolio for deteriorating values and other-than-temporary impairments.  Any material other-than-temporary impairments would likewise have an adverse affect on the Company’s results of operations and could lead to additional losses.

If the Company records goodwill in connection with an acquisition and it becomes impaired, the Company’s results of operations would be adversely impacted.

Accounting standards require that the Company account for business combinations using the acquisition method of accounting.  Under the acquisition method of accounting, goodwill represents the excess of the fair value of an acquiree over the net of the amounts assigned to assets and liabilities assumed. In accordance with U.S. GAAP, goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment to goodwill exists. Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of common stock of other banking organizations, common stock trading multiples, discounted cash flows and data from comparable acquisitions.

Prior to the recording of an impairment charge during the fourth quarter of 2009, the Company had goodwill of $52.4 million related primarily to the acquisitions of Citizens Northern in 2005 and Citizens Jessamine (now part of United Bank) in 2006.  During the fourth quarter of 2009 the Company concluded that due to poor overall economic conditions and declines in the Company’s stock price, it was more likely than not that the fair value of its single reporting unit was below the carrying value and a pre-tax impairment charge was recorded in the amount of $52.4 million. Such impairment charge was a one-time, non-cash transaction that had no effect on tangible common equity or an adverse effect on regulatory capital; however, it did have a material negative impact on the Company’s earnings that resulted in a net loss for 2009.

The Company cannot accurately predict the effect of the current economy on its future results of operations or the market price of its stock.

The national economy and the financial services sector in particular continue to face unique challenges when compared to recent history. The Company cannot accurately predict the severity or duration of the current economic downturn, which has adversely impacted its performance and the markets it serves.  Any further deterioration in the economies of the nation as a whole or in the Company’s local markets would have an adverse effect, which could be material, on the Company’s financial condition, results of operations and prospects, and could also cause the market price of the Company’s stock to decline.  While it is impossible to predict how long these recessionary conditions may exist, the economic downturn could continue to present risks for some time for our industry and the Company.

Interest rate volatility could significantly harm the Company’s results of operations.

The Company’s results of operations are affected by the monetary and fiscal policies of the federal government, the policies of the Company’s regulators, and the prevailing interest rates in the United States and the Company’s markets.  In addition, it is increasingly common for the Company’s competitors, who may be aggressively seeking to attract deposits as a result of increased liquidity concerns arising from current economic conditions, to pay rates on deposits that are much higher than normal market rates.  A significant component of the Company’s earnings is the net interest income of its subsidiary banks, which is the difference between the income from interest earning assets, such as loans, and the expense of interest bearing liabilities, such as deposits.  A change in market interest rates could adversely affect the Company’s earnings if market interest rates change such that the interest it pays on deposits and borrowings increases faster than the interest it collects on loans and investments; or, alternatively, if interest rates earned on earning assets decline faster than those rates paid on interest paying liabilities.  Consequently, as with most financial institutions, the Company is sensitive to interest rate fluctuations.

The FDIC has increased deposit insurance premiums to restore and maintain the federal deposit insurance fund, which has increased costs to the Company.

During the second quarter of 2009, the FDIC increased deposit insurance assessment rates generally and imposed a special assessment of five basis points on each insured institution’s total assets less Tier 1 capital.  This special assessment was calculated based on the insured institution’s assets at June 30, 2009, and was collected on September 30, 2009.  Based on the level of insured deposits in our subsidiary banks as of June 30, 2009, the special assessments on our subsidiary banks totaled approximately $1.1 million. This special assessment is in addition to the regular quarterly risk-based assessment.

In the wake of the rapid depletion of the FDIC’s Deposit Insurance Fund resulting from many recent bank failures, the FDIC announced that all insured institutions will be required to pay the next three years’ quarterly assessments in advance in the fourth quarter of 2009.  This resulted in an aggregate payment by the Company’s bank subsidiaries totaling $8.2 million in the fourth quarter of 2009.  The three years’ advance payment was recorded as a prepaid asset that will be expensed in approximately equal amounts over the next three years and, thus, only impact earnings in the normal course.  However, the advance payment reduced the liquid assets of the Company’s bank subsidiaries at the time of payment.

There can be no assurance that there will not be additional significant deposit insurance premium assessments as the Deposit Insurance Fund is further depleted.

Any future losses may require the Company to raise additional capital; however, such capital may not be available to us on favorable terms or at all.

The Company is required by federal and state regulatory authorities to maintain levels of capital to support its operations.  Furthermore, in the wake of recent regularly scheduled examinations of three of its subsidiaries, the Company’s regulators have required these three banks to raise their capital to levels significantly above the well-capitalized benchmark.  The Company’s ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time and on the Company’s future financial condition and performance.  Accordingly, the Company cannot make assurances with respect to its ability to raise additional capital on favorable terms, or at all.  If the Company cannot raise additional capital when needed, its ability to further expand its operations through internal growth and acquisitions could be materially impaired and its financial condition and liquidity could be materially and adversely affected.

The tightening of available liquidity could limit the Company’s ability to replace deposits and fund loan demand, which could adversely affect its earnings and capital levels.

A tightening of the credit and liquidity markets and the Company’s inability to obtain adequate funding to replace deposits may negatively affect its earnings and capital levels.  In addition to deposit growth, maturity of investment securities and loan payments from borrowers, the Company relies from time to time on advances from the Federal Home Loan Bank and other wholesale funding sources to fund loans and replace deposits.  In the event of a further downturn in the economy, these additional funding sources could be negatively affected which could limit the funds available to the Company.  The Company’s liquidity position could be significantly constrained if it were unable to access funds from the Federal Home Loan Bank or other wholesale funding sources.

The Company’s financial condition and outlook may be adversely affected by damage to its reputation.

The Company’s financial condition and outlook is highly dependent upon perceptions of its business practices and reputation. Its ability to attract and retain customers and employees could be adversely affected to the extent its reputation is damaged. Negative public opinion could result from its actual or alleged conduct in any number of activities, including regulatory actions taken against the Company, lending practices, corporate governance, regulatory compliance, mergers of its subsidiaries, or sharing or inadequate protection of customer information.  Damage to the Company’s reputation could give rise to loss of customers and legal risks, which could have an adverse impact on its financial condition.

The Company faces strong competition from financial services companies and other companies that offer banking services.

The Company conducts most of its operations in Central and Northern Kentucky. The banking and financial services businesses in these areas are highly competitive and increased competition in its primary market areas may adversely impact the level of its loans and deposits. Ultimately, the Company may not be able to compete successfully against current and future competitors. These competitors include national banks, regional banks and other community banks. The Company also faces competition from many other types of financial institutions, including savings and loan associations, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, the Company’s competitors include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers and a range in quality of products and services provided, including new technology-driven products and services. If the Company is unable to attract and retain banking customers, it may be unable to continue its loan growth and level of deposits.

The Company’s financial results could be adversely affected by changes in accounting standards or tax laws and regulations.

The Financial Accounting Standards Board and the SEC frequently change the financial accounting and reporting standards that govern the preparation of the Company’s financial statements. In addition, from time to time, federal and state taxing authorities will change the tax laws, regulations, and their interpretations. These changes and their effects can be difficult to predict and can materially and adversely impact how the Company records and reports its financial condition and results of operations.

The short term and long term impact of a likely new capital framework, whether through the current proposal for non-Basel II U.S. banking institutions or through another set of capital standards, is uncertain.

For U.S. banking institutions with assets of less than $250 billion and foreign exposures of less than $10 billion, including the Company and its subsidiaries, a proposal is currently pending that would apply to them the “standardized approach” of the new risk-based capital standards developed by the Basel Committee on Banking Supervision (Basel II). As a result of the recent deterioration in the global credit markets and increases in credit, liquidity, interest rate, and other risks, the U.S. banking regulators have discussed possible increases in capital requirements, separate from the current proposal for the standardized approach of Basel II. Furthermore, in August, the Treasury issued principles for international regulatory reform, which included recommendations for higher capital standards for all banking organizations. Any new capital framework is likely to affect the cost and availability of different types of credit. U.S. banking organizations are likely to be required to hold higher levels of capital and could incur increased compliance costs. Any of these developments, including increased capital requirements, could have a material negative effect on the Company’s business, results of operations and financial condition and require it to raise additional new capital.

The price of the Company’s common stock may fluctuate significantly, and this may make it difficult to resell it when you want or at prices you find attractive.

The Company cannot predict how its common stock will trade in the future.  The market value of its common stock will likely continue to fluctuate in response to a number of factors including the following, most of which are beyond our control, as well as the other factors described in this “Risk Factors” section:

•	general economic conditions and conditions in the financial markets,
•	changes in global financial markets, such as interest or foreign exchange rates, stock, commodity or real estate valuations or volatility and other geopolitical events,
•	conditions in our local and national credit, mortgage and housing markets,
•	developments with respect to financial institutions generally, including government regulation,
•	our dividend practice, and
•	actual and anticipated quarterly fluctuations in our operating results and earnings.

The market value of the Company’s common stock may also be affected by conditions affecting the financial markets in general, including price and trading fluctuations. These conditions may result in: (1) volatility in the level of, and fluctuations in, the market prices of stocks generally and, in turn, the Company’s common stock and (2) sales of substantial amounts of the Company’s common stock in the market, in each case that could be unrelated or disproportionate to changes in the Company’s operating performance. These broad market fluctuations may adversely affect the market value of the Company’s common stock.

There may be future sales of additional common stock or other dilution of the Company’s equity, which may adversely affect the market price of the Company’s common stock.

The Company is not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. The market price of the Company’s common stock could decline as a result of sales by the Company of a large number of shares of common stock or preferred stock or similar securities in the market or from the perception that such sales could occur.

The Company’s board of directors is authorized generally to cause it to issue additional common stock, as well as series of preferred stock, without any action on the part of the Company’s shareholders except as may be required under the listing requirements of the NASDAQ Stock Market. In addition, the board has the power, without shareholder approval, to set the terms of any series of preferred stock that may be issued, including voting rights, dividend rights, preferences and other terms.  This could include preferences over the common stock with respect to dividends or upon liquidation.  If the Company issues preferred stock in the future that has a preference over the common stock with respect to the payment of dividends or upon liquidation, or if the Company issues preferred stock with voting rights that dilute the voting power of the common stock, the rights of holders of the common stock or the market price of the common stock could be adversely affected.

You may not receive dividends on the Company’s common stock.

Holders of the Company’s common stock are entitled to receive dividends only when, as and if its board of directors declares them, and as permitted by its regulators.  Although the Company has historically declared quarterly cash dividends on its common stock, it is not required to do so.  The Company’s board of directors reduced its quarterly common stock dividend in January 2009 from $.33 per share to $.25 per share and again in October 2009 to $.10 per share. In the first quarter of 2010, the board of directors determined to forego the dividend that has historically been declared on its common stock in the first quarter in an effort to conserve capital. This decision is consistent with those made by other financial organizations as they deal with the difficult economic times and the changing regulatory climate.

The Company has agreed that it will not make interest payments on its trust preferred securities or dividends on its common or preferred stock without prior approval from the FRB St. Louis.  The Company requested and received approval for its regularly scheduled interest payment on its trust preferred and the dividend on its Series A preferred stock through the end of 2009, as well as its $.10 per share dividend on its common stock that was declared on October 26, 2009.  The Company also received approval for its dividend payment on its Series A preferred stock payable February 16, 2010 and for its regularly scheduled interest payments on its trust preferred securities through the first quarter of 2010 (the last time such approval was requested by the Company).

Representatives of the FRB St. Louis have indicated to the Company that as long as its subsidiaries show adequate normalized earnings to support the quarterly payments on its trust preferred securities and quarterly dividends on its Series A preferred stock and common stock, they will provide the required prior approval.  However, there can be no assurance the Company’s regulators will provide such approvals in the future.

In addition, the Company’s payment of dividends is subject to certain restrictions as a result of its issuance of Series A preferred stock to the Treasury on January 9, 2009 under the TARP CPP.  The dividends declared on the Company’s Series A preferred stock reduce the net income available to common stockholders and reduce earnings per common share.  Moreover, under the terms of the Company’s articles of incorporation, it is unable to declare dividend payments on shares of its common stock if it is in arrears on the dividends on the Series A preferred stock.  Further, until January 9, 2012, the Company must have the Treasury’s approval before it may increase dividends on its common stock above the amount of the last quarterly cash dividend per share we declared prior to October 14, 2008, which was $.33 per share.  This restriction no longer applies if all the Series A preferred stock has been redeemed by the Company or transferred by the Treasury.

Finally, if the Company is in arrears on interest payments on its trust preferred securities, it may not pay dividends on its common stock until such interest obligations are brought current.

The Company’s ability to pay dividends depends upon the results of operations of its subsidiary banks and certain regulatory considerations.

The Parent Company is a bank holding company that conducts substantially all of its operations through its subsidiary banks. As a result, the Company’s ability to make dividend payments on its common stock depends primarily on certain federal and state regulatory considerations and the receipt of dividends and other distributions from its bank subsidiaries. There are various regulatory restrictions on the ability of three of our subsidiary banks to pay dividends or make other payments to the Parent Company and its ability to make payments to its shareholders, including certain regulatory approvals of dividends or distributions. There can be no assurance that the Company will receive such approval or that it will be able to continue to pay its current dividend to shareholders.

The trading volume in the Company’s common stock is less than that of many other similar companies.

The Company’s common stock is listed for trading on the NASDAQ Global Select Stock Market.  As of December 31, 2009 the 50-day average trading volume of the Company’s common stock on NASDAQ was 17,814 shares or .24% of the total common shares outstanding.  An efficient public trading market is dependent upon the existence in the marketplace of willing buyers and willing sellers of a stock at any given time. The Company has no control over such individual decisions of investors and general economic and market conditions. Given the lower trading volume of the Company’s common stock, larger sales volumes of its common stock could cause the value of its common stock to decrease.  Moreover, due to its lower trading volume it may take longer to liquidate your position in the Company’s common stock.

There can be no assurance when the Series A preferred stock and related warrant issued to the Treasury can be redeemed.

Subject to consultation with banking regulators, the Company intends to repurchase the Series A preferred stock, and potentially the warrant, it issued to the Treasury when it believes the credit metrics in its loan portfolio have improved for the long-term and the overall economy has rebounded. However, there can be no assurance when the Series A preferred stock and warrant held by the Treasury can be repurchased, if at all. Until such time as the Series A preferred stock are repurchased, the Company will remain subject to the terms and conditions of those instruments, which, among other things, limit the Company’s ability to repurchase or redeem common stock or increase the dividends on its common stock over $.33 per share prior to 2012. Further, the Company’s continued participation in the CPP subjects it to increased regulatory and legislative oversight, including with respect to executive compensation. These new and any future oversight and legal requirements and implementing standards under the CPP may have unforeseen or unintended adverse effects on the financial services industry as a whole, and particularly on CPP participants such as the Company.

Holders of the Series A preferred stock have rights that are senior to those of the Company’s common stockholders.

The Series A preferred stock that the Company issued to the Treasury is senior to the Company’s shares of common stock, and holders of the Series A preferred stock have certain rights and preferences that are senior to holders of the Company’s common stock. The restrictions on the Company’s ability to declare and pay dividends to common stockholders are discussed above. In addition, the Company and its subsidiaries may not purchase, redeem or otherwise acquire for consideration any shares of the Company’s common stock unless the Company has paid in full all accrued dividends on the Series A preferred stock for all prior dividend periods, other than in certain circumstances. Furthermore, the Series A preferred stock is entitled to a liquidation preference over shares of the Company’s common stock in the event of liquidation, dissolution or winding up.

Holders of the Series A preferred stock have limited voting rights.

Except (1) in connection with the election of two directors to the Company’s board of directors if its dividends on the Series A preferred stock are in arrears and we have missed six quarterly dividends and (2) as otherwise required by law, holders of the Company’s Series A preferred stock have limited voting rights. In addition to any other vote or consent of shareholders required by law or the Company’s articles of incorporation, the vote or consent of holders owning at least 66 2/3% of the shares of Series A preferred stock outstanding is required for (1) any authorization or issuance of shares ranking senior to the Series A preferred stock; (2) any amendment to the rights of the Series A preferred stock that adversely affects the rights, preferences, privileges or voting power of the Series A preferred stock; or (3) consummation of any merger, share exchange or similar transaction unless the shares of Series A preferred stock remain outstanding or are converted into or exchanged for preference securities of the surviving entity other than the Company and have such rights, preferences, privileges and voting power as are not materially less favorable than those of the holders of the Series A preferred stock.

 The Company’s common stock constitutes equity and is subordinate to its existing and future indebtedness and its Series A preferred stock, and effectively subordinated to all the indebtedness and other non-common equity claims against its subsidiaries.

Shares of the Company’s common stock represent equity interests in our holding company and do not constitute indebtedness. Accordingly, the shares of the Company’s common stock rank junior to all of its indebtedness and to other non-equity claims on Farmers Capital Bank Corporation with respect to assets available to satisfy such claims. Additionally, dividends to holders of the Company’s common stock are subject to the prior dividend and liquidation rights of the holders of the Company’s Series A preferred stock and any additional preferred stock we may issue. The Series A preferred stock has an aggregate liquidation preference of $30 million.

The Company’s right to participate in any distribution of assets of any of its subsidiaries upon the subsidiary’s liquidation or otherwise, and thus the ability of the Company’s common stock to benefit indirectly from such distribution, will be subject to the prior claims of creditors of that subsidiary.  As a result, holders of the Company’s common stock will be effectively subordinated to all existing and future liabilities and obligations of its subsidiaries, including claims of depositors.  As of December 31, 2009 our subsidiaries’ total deposits and borrowings were approximately $1.9 billion.

If the Company is unable to redeem its Series A preferred stock after an initial five-year period, the cost of this capital will increase substantially.

If the Company is unable to redeem its Series A preferred stock prior to February 15, 2014, the cost of this capital to us will increase from approximately $1.5 million annually (5.0% per annum of the Series A preferred stock liquidation value) to $2.7 million annually (9.0% per annum of the Series A preferred stock liquidation value).  This increase in the annual dividend rate on the Series A preferred stock would have a material negative effect on the earnings the Company can retain for growth and to pay dividends on its common stock.

The current economic environment exposes the Company to higher credit losses and expenses and may result in lower earnings or increase the likelihood of losses.

Although the Company remains well-capitalized, it is operating in a very challenging and uncertain economic environment. Financial institutions, including the Company, are being adversely effected by harsh economic conditions that have impacted not only local markets, but on a national and global scale. Substantial deterioration in real estate and other financial markets have and may continue to adversely impact the Company’s financial performance. Continuing declines in real estate values and home sales volumes, along with job losses and other economic stresses can decrease the value of collateral securing loans extended to borrowers, particularly that of real estate loans. Lower values of real estate securing loans may make it more difficult for the Company to recover amounts it is owed in the event of default by a borrower.

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

Market volatility could adversely impact the Company’s results of operations, liquidity position, and access to additional capital.

The capital and credit markets have experienced heavy volatility and disruptions during the current and preceding year, with unprecedented levels of volatility and disruptions taking place over the last few months of 2008. In many cases, this has led to downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If market disruptions and volatility continue or worsen, there can be no assurance that the Company will not experience a material adverse effect on its results of operations and liquidity position or on its ability to access additional capital.

There can be no assurance that recently enacted legislation and regulatory initiatives will help stabilize the U.S. financial system.

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

Risks associated with unpredictable economic and political conditions may be amplified as a result of limited market area.

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

The Company’s results of operations are significantly affected by the ability of its borrowers to repay their loans.

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

Combining a newly acquired bank or other business entity with the Company’s network of banks may be more difficult, costly or time-consuming than expected.

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

Inability to hire or retain certain key professionals, management and staff could adversely affect revenues and net income.

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

The Company’s controls and procedures may fail or be circumvented.

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

Unless otherwise indicated, the properties listed below are owned by the Company and its subsidiaries as of December 31, 2009.

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
100 Farmers Bank Drive, Georgetown, KY (leased)
100 N. Bradford Lane, Georgetown, KY
3285 Main Street, Stamping Ground, KY
2509 Sir Barton Way, Lexington, KY (leased)
3098 Harrodsburg Road, Lexington, KY (leased)
100 United Drive, Versailles, KY
146 N. Locust Street, Versailles, KY
206 N. Gratz, Midway, KY
128 S. Main Street, Lawrenceburg, KY
201 West Park Shopping Center, Lawrenceburg, KY
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

Other
201 W. Main Street, Frankfort, KY

The Company considers its properties to be suitable and adequate based on its present needs.

Item 3. Legal Proceedings

As of December 31, 2009, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted.  Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material adverse effect upon the consolidated financial statements of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

A Special Meeting of Shareholders of the Company was held on November 12, 2009. Following are the voting results of each matter submitted to stockholders:

1. Approval of an amendment to the Company’s Second Amended and Restated Articles of Incorporation to increase the number of authorized shares of the Company’s common stock from 9,608,000 to 14,608,000.

For	Abstain	Against	Total
5,305,292	198,434	464,343	5,968,069

2. Approval to grant the proxy holders discretionary authority to vote to adjourn the Special Meeting for up to 120 days to allow for the solicitation of additional proxies if there are insufficient shares voted at the Special Meeting, in person or by proxy, to approve Proposal No. 1.

For	Abstain	Against	Total
5,338,044	107,262	522,763	5,968,069

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

At various times, the Company’s Board of Directors has authorized the purchase of shares of the Company’s outstanding common stock.  No stated expiration dates have been established under any of the previous authorizations. There were no shares of common stock repurchased by the Company during the quarter ended December 31, 2009. The maximum number of shares that may still be purchased under previously announced repurchase plans is 84,971.

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

Performance Graph
The following graph sets forth a comparison of the five-year cumulative total returns among the shares of Company Common Stock, the NASDAQ Composite Index ("broad market index") and Southeastern Banks under 1 Billion Market-Capitalization ("peer group index"). Cumulative shareholder return is computed by dividing the sum of the cumulative amount of dividends for the measurement period and the difference between the share price at the end and the beginning of the measurement period by the share price at the beginning of the measurement period. The broad market index includes over 3,000 domestic and international based common shares listed on The NASDAQ Stock Market. The peer group index consists of 44 banking companies in the Southeastern United States. The Company is among the 44 companies included in the peer group index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$140
$120
$100
$80
$60
$40
$20
$0
12/04
12/05
12/06
12/07
12/08
12/09
Farmers Capital Bank Corporation
NASDAQ Composite
Southeastern Banks Under 1 Billion Market-Capitalization

*$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	2004	2005	2006	2007	2008	2009

Farmers Capital Bank Corporation	$100.00	$77.62	$91.32	$75.54	$71.92	$31.71
NASDAQ Composite	100.00	101.33	114.01	123.71	73.11	105.61
Southeastern Banks Under 1 Billion Market-Capitalization	100.00	98.61	117.88	90.06	76.83	53.94

Corporate Address
The headquarters of Farmers Capital Bank Corporation is located at:
202 West Main Street
Frankfort, Kentucky 40601

Direct correspondence to:
Farmers Capital Bank Corporation
P.O. Box 309
Frankfort, Kentucky 40602-0309
Phone: (502) 227-1668
www.farmerscapital.com

Annual Meeting
The annual meeting of shareholders of Farmers Capital Bank Corporation will be held Tuesday, May 11, 2010 at 11:00 a.m. at the main office of Farmers Bank & Capital Trust Company, Frankfort, Kentucky.

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
(502) 589-4000

The Transfer Agent and Registrar for Farmers Capital Bank Corporation is American Stock Transfer & Trust Company.

American Stock Transfer & Trust Company
Shareholder Relations
59 Maiden Lane - Plaza Level
New York, NY 10038
PH: (800) 937-5449
Fax: (718) 236-2641
Email: Info@amstock.com
Website: www.amstock.com

Additional information is set forth under the captions “Shareholder Information” and “Stock Prices” on page 59 under Part II, Item 7 and Note 17 “Regulatory Matters”, in the notes to the Company's 2009 audited consolidated financial statements on pages 89 to 91 of this Form 10-K and is hereby incorporated by reference.

Item 6. Selected Financial Data

Selected Financial Highlights
December 31, (In thousands, except per share data)	2009	2008	2007	2006	2005
Results of Operations
Interest income	$100,910	$113,920	$114,257	$92,340	$65,651
Interest expense	47,065	55,130	56,039	41,432	24,409
Net interest income	53,845	58,790	58,218	50,908	41,242
Provision for loan losses	20,768	5,321	3,638	965	622
Noninterest income	28,169	9,810	24,157	20,459	19,867
Noninterest expense	115,141	60,098	58,823	53,377	42,164
(Loss) income from continuing operations	(44,742)	4,395	15,627	13,665	14,532
Income from discontinued operations1				7,707	1,240
Net (loss) income	(44,742)	4,395	15,627	21,372	15,772
Dividends and accretion on preferred shares	(1,802)
Net (loss) income available to common shareholders	(46,544)	4,395	15,627	21,372	15,772
Per Common Share Data
Basic:
(Loss) income from continuing operations	$(6.32)	$.60	$2.03	$1.82	$2.13
Net (loss) income	(6.32)	.60	2.03	2.85	2.31
Diluted:
(Loss) income from continuing operations	(6.32)	.60	2.03	1.82	2.12
Net (loss) income	(6.32)	.60	2.03	2.84	2.30
Cash dividends declared	.85	1.32	1.32	1.43	1.32
Book value	16.11	22.87	22.82	22.43	20.87
Tangible book value2	15.44	14.81	14.43	15.81	16.04
Selected Ratios
Percentage of (loss) income from continuing operations to:
Average shareholders’ equity (ROE)	(22.68)%	2.62%	8.88%	8.49%	10.81%
Average total assets3 (ROA)	(1.98)	.21	.83	.85	1.10
Percentage of common dividends declared to income from continuing operations	NM	220.96	64.52	78.89	61.67
Percentage of average shareholders’ equity to average total assets3	8.72	7.86	9.33	10.04	10.19
Total shareholders’ equity	$147,227	$168,296	$168,491	$177,063	$154,236
Total assets	2,171,562	2,202,167	2,068,247	1,825,108	1,673,943
Other term borrowings and notes payable	316,932	335,661	316,309	87,992	75,291
Senior perpetual preferred stock	28,348
Weighted Average Common Shares Outstanding
Basic	7,365	7,357	7,706	7,511	6,831
Diluted	7,365	7,357	7,706	7,526	6,864

1Includes gain on disposals of $6,417 during 2006.
2Represents total common equity less intangible assets divided by the number of common shares outstanding at the end of the period.
3Excludes assets of discontinued operations in 2006 and 2005.
NM-Not meaningful.

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

Return on average assets (ROA)
Net income (loss) divided by average total assets. Measures the relative profitability of the resources utilized by the Company.

Return on average equity (ROE)
Net income (loss) divided by average shareholders’ equity. Measures the relative profitability of the shareholders' investment in the Company.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following pages present management’s discussion and analysis of the consolidated financial condition and results of operations of Farmers Capital Bank Corporation (the “Company” or “Parent Company”), a bank holding company, and its bank and nonbank subsidiaries. Bank subsidiaries include Farmers Bank & Capital Trust Company (“Farmers Bank”) in Frankfort, KY and its significant wholly-owned subsidiaries Leasing One Corporation (“Leasing One”) and Farmers Capital Insurance Corporation (“Farmers Insurance”). Leasing One is a commercial leasing company in Frankfort, KY and Farmers Insurance is an insurance agency in Frankfort, KY; First Citizens Bank in Elizabethtown, KY (“First Citizens”); United Bank & Trust Company (“United Bank”) in Versailles, KY which, during 2008, was the surviving company after the merger with two sister companies of Farmers Bank and Trust Company (“Farmers Georgetown”) and Citizens Bank of Jessamine County (“Citizens Jessamine”); United Bank had one subsidiary at year-end 2009, EGT Properties, Inc. EGT Properties is involved in real estate management and liquidation for certain repossessed properties of United Bank.; The Lawrenceburg Bank and Trust Company in Lawrenceburg, KY; Kentucky Banking Centers, Inc. in Glasgow, KY (“KBC”), which was sold during 2006; and Citizens Bank of Northern Kentucky, Inc. (“Citizens Northern”) in Newport, KY (“Citizens Northern”). Citizens Northern had one subsidiary at year-end 2009, ENKY Properties, Inc. ENKY Properties is involved in real estate management and liquidation for certain repossessed properties of Citizens Northern.

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

For a complete list of the Company’s subsidiaries, please refer to the discussion under the heading “Organization” included in Part 1, Item 1 of this Form 10-K. The following discussion should be read in conjunction with the audited consolidated financial statements and related footnotes that follow.

Forward-Looking Statements
This report contains forward-looking statements with the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties.  In general, forward-looking statements relate to a discussion of future financial results or projections, future economic performance, future operational plans and objectives, and statements regarding the underlying assumptions of such statements.  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company and its subsidiaries operate) and lower interest margins; competition for the Company’s customers from other providers of financial services; deposit outflows or reduced demand for financial services and loan products; government legislation, regulation, and changes in monetary and fiscal policies (which changes from time to time and over which the Company has no control); changes in interest rates; changes in prepayment speeds of loans or investment securities; inflation; material unforeseen changes in the liquidity, results of operations, or financial condition of the Company’s customers; changes in the level of non-performing assets and charge-offs; changes in the number of common shares outstanding; the capability of the Company to successfully enter into a definitive agreement for and close anticipated transactions; the possibility that acquired entities may not perform as well as expected; unexpected claims or litigation against the Company; technological or operational difficulties; the impact of new accounting pronouncements and changes in policies and practices that may be adopted by regulatory agencies; acts of war or terrorism; the ability of the parent company to receive dividends from its subsidiaries; the impact of larger or similar financial institutions encountering difficulties, which may adversely affect the banking industry or the Company; the Company or its subsidiary banks' ability to maintain required capital levels and adequate funding sources and liquidity; and other risks or uncertainties detailed in the Company’s filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.  The Company expressly disclaims any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in the Company’s opinions or expectations.

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

Application of Critical Accounting Policies
The Company’s audited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices applicable to the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility from period to period. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques.

The most significant accounting policies followed by the Company are presented in Note 1 of the Company’s 2009 audited consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this management’s discussion and analysis of financial condition and results of operations, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, fair value measurements, and accounting for business acquisitions and related goodwill to be the accounting areas that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

Allowance for Loan Losses
The allowance for loan losses represents credit losses specifically identified in the loan portfolio, as well as management's estimate of probable incurred credit losses in the loan portfolio at the balance sheet date. Determining the amount of the allowance for loan losses and the related provision for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset group on the consolidated balance sheets. Additional information related to the allowance for loan losses that describes the methodology and risk factors can be found under the captions “Asset Quality” and “Nonperforming Assets” in this management’s discussion and analysis of financial condition and results of operation, as well as Notes 1 and 4 of the Company’s 2009 audited consolidated financial statements.

Fair Value Measurements
The carrying value of certain financial assets and liabilities of the Company is impacted by the application of fair value measurements, either directly or indirectly.  Fair value is the price that would be received to sell an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. In certain cases, an asset or liability is measured and reported at fair value on a recurring basis, such as investment securities classified as available for sale.  In other cases, management must rely on estimates or judgments to determine if an asset or liability not measured at fair value warrants an impairment write-down or whether a valuation reserve should be established.

The Company estimates the fair value of a financial instrument using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. The Company characterizes active markets as those where transaction volumes are sufficient to provide objective pricing information, with reasonably narrow bid/ask spreads, and where received quoted prices do not vary widely. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. Inactive markets are characterized by low transaction volumes, price quotations that vary substantially among market participants, or in which minimal information is released publicly.

When observable market prices do not exist, the Company estimates fair value primarily by using cash flow and other financial modeling methods. The valuation methods may also consider factors such as liquidity and concentration concerns. Other factors such as model assumptions, market dislocations, and unexpected correlations can affect estimates of fair value. Changes in these underlying factors, assumptions, or estimates in any of these areas could materially impact the amount of revenue or loss recorded.

Additional information regarding fair value measurements can be found in Notes 1 and 18 of the Company’s 2009 audited consolidated financial statements.  The following is a summary of the Company’s more significant assets that may be affected by fair value measurements, as well as a brief description of the current accounting practices and valuation methodologies employed by the Company:

Available For Sale Investment Securities
Investment securities classified as available for sale are measured and reported at fair value on a recurring basis. Available for sale investment securities are valued primarily by independent third party pricing services under the market valuation approach that include, but not limited to, the following inputs:

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

At December 31, 2009, all of the Company’s available for sale investment securities were measured using observable market data.

Other Real Estate Owned
Other real estate owned (“OREO”) includes properties acquired by the Company through actual loan foreclosures and is carried at the lower of cost or fair value less estimated costs to sell. Fair value of OREO is generally based on third party appraisals of the property that includes comparable sales data comprised of significant unobservable inputs. If the carrying amount of the OREO exceeds fair value less estimated costs to sell, an impairment loss is recorded through expense. At December 31, 2009 OREO was $31.2 million compared to $14.4 million at year-end 2008.

Impaired Loans
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

Appraisals used in connection with valuing collateral dependent loans may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraisers take absorption rates into consideration and adjustments are routinely made in the appraisal process to identify differences between the comparable sales and income data available. Such adjustments are usually significant and typically include significant unobservable inputs for determining fair value. Impaired loans were $108 million and $48.4 million at year-end 2009 and 2008, respectively.

Accounting for Business Acquisitions and Related Goodwill
Prior to January 1, 2009, the Company accounted for its business acquisitions as a purchase in accordance with SFAS No. 141, whereby the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value. The excess of the purchase price over estimated fair value of the net identifiable assets is allocated to goodwill. Effective January 1, 2009, the Company adopted new accounting guidance that requires the recognition of noncontrolling interests, expensing acquisition related costs, and measuring goodwill or gain from a bargain purchase option, among other requirements.

The Company engages third-party appraisal firms to assist in determining the fair values of certain assets acquired and liabilities assumed. Determining fair value of assets and liabilities requires many assumptions and estimates. These estimates and assumptions are sometimes refined subsequent to the initial recording of the transaction with adjustments to goodwill as information is gathered and final appraisals are completed. The changes in these estimates could impact the amount of tangible and intangible assets (including goodwill) and liabilities ultimately recorded on the Company’s balance sheet as a result of an acquisition, and could materially impact the Company’s operating results subsequent to such acquisition. The Company believes that its estimates have been materially accurate in the past.

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

Managing credit risk, or the risk of loss due to customers or other counterparties not being able to meet their financial obligations under agreed upon terms, is also a factor that can significantly influence the operating results of the Company. The severe downturn in financial markets and in the overall economy during 2008 and into 2009 created unprecedented market volatility. Certain capital markets ceased to function and credit markets were unavailable to many businesses and consumers. In response, the U.S. government took extraordinary steps to stabilize financial markets by enacting broad legislation and regulatory initiatives that included the largest stimulus plan in its history. While there are signs of improvement in the U.S. financial markets and the overall economy, certain key metrics, such as high unemployment and lower real estate values, have had a significant negative impact on the Company’s operations. These events have had a direct impact on the Company in the form of higher nonperforming loans, an increase in the allowance for loan losses, and higher net loan charge-offs.

Following are the more significant events that summarize the Company’s operating results for 2009.

•
The Company recorded a one-time, non-cash, pretax goodwill impairment charge of $52.4 million during the fourth quarter of 2009 which does not impact regulatory capital. The impairment charge was attributed to the decline in the Company’s common share price, which has suffered similar to other peer financial institutions as a result of continuing economic weaknesses and heightened market concern surrounding the credit risk profile and capital positions of financial institutions.

•
Nonperforming assets have grown as a result of an increasing number of our borrowers that are unable to repay their loans due mainly as a result of the ongoing economic challenges that they and their customers face. This has resulted in lower interest income, a higher provision for loans losses, and impairment charges related to properties that the Company has repossessed in an attempt to satisfy customer loan obligations.

•
The Parent Company and three of its subsidiary banks have entered into agreements with their respective banking regulator primarily as a result of higher levels of nonperforming loans. The agreements with these three bank subsidiaries require them, among other things, to increase and maintain future capital ratios in certain increments over the next two quarters. Although each of the subsidiary banks are considered “well-capitalized” by historically established measures at December 31, 2009, banking authorities are increasingly requiring banks to maintain higher capital levels as a cushion for dealing with further deteriorating loan portfolios.

•
During the first quarter of 2009 the Company received a $30.0 million equity investment by the U.S. Department of Treasury (“Treasury”) as part of its Capital Purchase Program. The Company issued to the Treasury 30 thousand shares of Series A, no par cumulative perpetual preferred stock and a warrant to purchase an additional 223,992 common shares at a price of $20.09.

•
The Company put in motion a plan to improve its capital position toward the end of 2009. Part of that plan includes reducing the quarterly common stock dividend announced during the fourth quarter of 2009 to $.10 per share from the previous amount of $.25 per share. The Company decided to forgo declaring dividends on its common stock entirely in the first quarter of 2010 for an undetermined time period. The Company also filed a registration statement on Form S-3 with the SEC that became effective in the fourth quarter. As part of that filing, equity securities of the Company of up to a maximum aggregate offering price of $70 million could be offered for sale in one or more public or private offerings at an appropriate time.  The Company continues to explore potential capital raising scenarios. However, no determination as to if or when a capital raise will be completed has been made. Net proceeds from a potential sale of securities under the registration statement could be used for any corporate purpose determined by the Company’s board of directors.

•	In January 2010, the Company named Lloyd C. Hillard, Jr. as its president and chief executive officer following the resignation of the previous chief executive officer.

RESULTS OF OPERATIONS

A one-time, non-cash, $46.5 million after tax goodwill impairment charge led to a net loss for the twelve months ended December 31, 2009 of $44.7 million or $6.32 per common share compared to net income of $4.4 million or $.60 per common share for the same twelve months of 2008. The $52.4 million pretax goodwill impairment charge was recorded during the fourth quarter of 2009 and represents the entire amount of goodwill previously reported. The goodwill impairment charge had a negative impact of $6.31 per common share. The impairment charge represents a one-time accounting transaction that had no impact on cash flows, liquidity, or key regulatory capital ratios of the Company or its bank subsidiaries. The goodwill impairment charge was primarily the result of a prolonged decline in the stock price of the Company, a situation similar to many of its peer banks and other financial institutions.  Lower stock prices are mainly attributed to the continuing economic weaknesses and increased market concern surrounding the credit risk and capital positions of financial institutions.

Other significant factors impacting net income in the annual comparison include the following:

•	The provision for loan losses increased $15.4 million in the current twelve months compared to a year ago.
•
Net interest income decreased $4.9 million or 8.4% due mainly to lower interest on earning assets, primarily loans, which were negatively impacted by higher nonaccrual loans and loans that have repriced downward.

•
Net interest margin was 2.85% in the current twelve months, a decrease of 40 basis points from 3.25% in the prior-year twelve months. Net interest spread decreased 37 basis points to 2.61% from 2.98% driven mainly by the loan portfolio.

•
Noninterest income in the current year increased $18.4 million or 187%. The increase is mainly due to the impact of the other-than-temporary impairment (“OTTI”) charge recorded during 2008 related to the Company’s investment in preferred stocks of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association (collectively, the “GSE’s”). This non-cash transaction reduced noninterest income during 2008 by $14.0 million. Noninterest income for 2009 was also positively impacted by a $3.7 million increase in net gains on the sale of investment securities.

•
The $55.0 million increase in noninterest expense is mainly attributed to the one-time, non-cash goodwill $52.4 million pre-tax impairment charge previously discussed along with an increase in deposit insurance expense of $2.7 million. The increase in deposit insurance expense is due in part to the special assessment imposed by the Federal Deposit Insurance Corporation during the current year as part of its plan to replenish the Deposit Insurance Fund. The Company was able to offset a portion of its deposit insurance expense in the prior year with a one-time assessment credit it received during 2006.

•
The $7.9 million increase in income tax benefit is due mainly to the impact of the goodwill impairment charge. A portion of the Company’s previously recorded goodwill was created in taxable business combinations and therefore was able to record a tax benefit of $5.9 million attributed to the impairment charge.

Return on assets (“ROA”) was (1.98)% in 2009, a decrease of 219 basis points from .21% for the prior year-end. The goodwill impairment charge, provision for loan losses, and net interest margin contributed 232 basis points, 67 basis points, and 40 basis points, respectively to lower ROA in the comparison. These negative effects were partially offset by 79 basis points higher noninterest income as a percentage of average assets and a benefit of 34 basis points attributed to income taxes. Return on equity (“ROE”) for 2009 was (22.68)% compared to 2.62% for 2008. The lower ROE is mainly attributed to the $44.7 million net loss for the year.

Interest Income
Interest income results from interest earned on earning assets, which primarily include loans and investment securities. Interest income is affected by volume (average balance), composition of earning assets, and the related rates earned on those assets. Total interest income for 2009 was $101 million, a decrease of $13.0 million or 11.4% compared to the previous year. Interest income decreased across nearly all major earning asset categories and was driven primarily by lower average rates earned. The Company’s tax equivalent yield on earning assets was 5.2% for 2009, a decrease of 95 basis points compared to 6.2% for 2008.

Interest and fees earned on loans was $76.6 million for 2009, a decrease of $10.0 million or 11.5% compared to $86.6 million a year earlier. The decline in interest and fees on loans is due mainly to a 79 basis point lower average rate earned, which offset a slight increase of $4.4 million or .3% in average loans outstanding in the comparable period. The lower average rate earned on loans is reflective of competitive and economic pressures impacting the pricing of new loans and variable rate loans that have in the aggregate adjusted downward upon their repricing interval. Restructured loans, which often include rate concessions made to the borrower, were $17.9 million at year-end 2009 and had a negative impact on interest income. An increase in the average balance outstanding of nonaccrual loans have also contributed to the decrease in interest income on loans in the comparison. The tax equivalent yield on loans was 5.9% for 2009 compared to 6.7% for 2008.

Interest on taxable investment securities was $20.4 million for 2009, a decrease of $2.5 million or 10.8% compared to $22.9 million a year ago. The decrease is primarily rate driven and reflects a 79 basis point decline in the average rate earned in 2009 to 4.6% from 5.4% in 2008. A $20.1 million or 4.7% increase in volume partially offset the impact from the lower average rate earned in the comparison. The decrease in the average rate earned is mainly due to principal prepayments received on mortgaged-backed securities and other called or sold bonds. The proceeds from these payments were reinvested at rates that were lower than their original book yield. A large portion of these investments had originally been made during periods of higher rates, prior to the dramatic reductions in overall market interest rates that took place in the fourth quarter of 2008. Interest on nontaxable investment securities was $3.6 million for 2009, an increase of $339 thousand or 10.5% compared to 2008 and was driven by an increase in the average balance outstanding of $11.2 million or 12.9%. Average balances outstanding increased as a result of improved interest rate spreads available in the market as compared to other taxable alternatives.

Interest income from short-term temporary investments, which include time deposits in other banks and federal funds sold and securities purchased under agreements to resell, decreased $897 thousand or 74.8% due to a lower average rate earned. The average rate earned on temporary investments for 2009 was .23%, a decrease of 160 basis points compared to 1.83% for 2008. The lower average rate earned is consistent with the available short-term market yields, particularly that of the federal funds rate, which began 2008 at 4.25% before falling sharply to near zero percent by year-end 2008 and remained at that level throughout 2009.

Interest Expense
Interest expense results from incurring interest on interest bearing liabilities, which include interest bearing deposits, federal funds purchased, securities sold under agreements to repurchase, and other short and long-term borrowed funds. Interest expense is affected by volume, composition of interest bearing liabilities, and the related rates paid on those liabilities. Total interest expense was $47.1 million for 2009, a decrease of $8.1 million or 14.6% compared to $55.1 million for the prior year. Interest expense decreased mainly as a result of a lower average rate paid on interest bearing liabilities, particularly on deposits, in an overall lower interest rate environment. The average rate paid on interest bearing liabilities was 2.6% for 2009, a decrease of 58 basis points compared to 3.2% for 2008.

The downward trend in interest expense for 2009 closely resembles the trend for interest income, particularly for shorter-term deposits and borrowing agreements. The federal funds rate was 4.25% at the beginning of 2008. It fell to near zero percent by the end of 2008 and remained at that level for all of 2009. New deposits and other borrowing arrangements as well as the repricing of existing deposits and borrowings at lower market interest rates, particularly for shorter-term instruments, resulted in overall lower interest expense in the comparable periods.

Interest expense on deposit accounts declined $5.8 million or 15.0% in the annual comparison. The decrease in interest expense on deposits was led by lower interest on time deposits of $3.2 million or 9.6%. Although average time deposits increased by $109 million, an 87 basis point lower average rate paid of 3.4% more than offset the higher average outstanding balances. Interest expense on savings and interest bearing demand deposits decreased $1.5 million or 43.5% and $1.1 million or 60.5% in 2009 compared to 2008. The decrease in interest expense on savings and interest bearing demand accounts were largely driven by lower average rates paid of 57 basis points and 41 basis points, respectively and, to a smaller extent, lower average balances outstanding.

Interest expense on short-term and long-term borrowing decreased $1.3 million or 74.6% and $885 thousand or 6.2%, respectively. The decrease in interest expense on borrowings was due mainly to lower average rates paid and, in the case of short-term borrowings, a lower average outstanding balance in 2009 compared to a year ago. The average rate paid on short-term borrowings was .72% for 2009, a decrease of 148 basis points compared to 2.2% for 2008. Average outstanding balances for short-term borrowings declined $18.2 million or 22.5% in 2009 primarily related to reductions in federal funds purchased transactions pertaining to correspondent banking activities. The average rate paid on long-term borrowings was 4.1% for 2009, a decrease of 28 basis points compared to 4.3% for 2008.

Net Interest Income
Net interest income is the most significant component of the Company’s operating earnings. Net interest income is the excess of the interest income earned on earning assets over the interest paid for funds to support those assets. The two most common metrics used to analyze net interest income are net interest spread and net interest margin.  Net interest spread represents the difference between the yields on earning assets and the rates paid on interest bearing liabilities.  Net interest margin represents the percentage of net interest income to average earning assets.  Net interest margin will exceed net interest spread because of the existence of noninterest bearing sources of funds, principally demand deposits and shareholders’ equity, which are also available to fund earning assets.  Changes in net interest income and margin result from the interaction between the volume and the composition of earning assets, their related yields, and the associated cost and composition of the interest bearing liabilities. Accordingly, portfolio size, composition, and the related yields earned and the average rates paid can have a significant impact on net interest spread and margin. The table that follows represents the major components of interest earning assets and interest bearing liabilities on a tax equivalent basis.  To compare the tax-exempt asset yields to taxable yields, amounts in the table are adjusted to pretax equivalents based on the marginal corporate Federal tax rate of 35%.

Tax equivalent net interest income was $56.4 million for 2009, a decrease of $4.8 million or 7.8% compared to $61.1 million for 2008. The net interest margin was 2.9%, a decrease of 40 basis points from 3.3% in the prior year. Net interest spread accounted for 37 basis points of the lower net interest margin and was 2.6% for 2009 compared to 3.0% for 2008. The impact of noninterest bearing sources of funds negatively impacted net interest margin by 3 basis points in the comparison.  The effect of noninterest bearing sources of funds on net interest margin typically decreases as the average cost of funds declines.

During 2009, the Company’s tax equivalent yield on total earning assets was 5.2%, a decrease of 95 basis points from 6.2% for 2008. The average cost of funds was 2.6%, a decrease of 58 basis points compared to 3.2% for 2008. This resulted in a net interest spread of 2.6% and 3.0% for year-ends 2009 and 2008 as discussed above. The Company expects its net interest margin to remain relatively flat or increase slightly in the near term according to internal modeling using expectations about future market interest rates, the maturity structure of the Company’s earning assets and liabilities, and other factors. Future results could be significantly different than expectations.

Net interest income for 2009 includes $3.1 million related to the Company’s balance sheet leverage transaction that took place during the fourth quarter of 2007. This represents a decrease of $331 thousand or 9.5% compared to $3.5 million for 2008. The leverage transaction, while positively impacting net interest income and net income, trimmed net interest margin by 15 basis points and 22 basis points for 2009 and 2008, respectively.

The Company continues to actively monitor and proactively manage the rate sensitive components of both its assets and liabilities in a continuously changing and difficult market environment. This task has become increasingly more difficult following the extreme market disruptions and economic downturn that began in 2008. Competition in the Company’s market areas continues to be intense. The overall interest rate environment remains low by historical measures. The Federal Reserve has kept its short-term federal funds target rate near zero percent since mid-December 2008. Current data suggests, however, that the federal funds target rate may begin to tick upwards beginning in 2010. Yields on Treasury securities of medium and longer-term maturity structures have experienced increases already. For instance, two and ten year Treasury notes and bonds increased 37 basis points and 197 basis points at year-end 2009 compared to year-end 2008.

The prime interest rate, which has a significant impact on the Company’s interest income on loans, has moved in a manner similar to that of the short-term federal funds rate. The prime rate was 7.25% to begin 2008, falling 400 basis points to 3.25% by year-end 2008 where it remained throughout all of 2009. Predicting the movement of future interest rates is uncertain. During 2009, the average rates for two of the most significant components of net interest income for the Company, loans and time deposits, both declined. As previously noted, the average rate earned on the Company’s loan portfolio declined 79 basis points to 5.9% during 2009. The average rate paid on time deposits decreased 87 basis points to 3.4% in the year-to-year comparison. Should interest rates on the Company’s earning assets and interest paying liabilities reprice lower, the Company’s yield on earning assets could potentially decrease faster than its cost of funds. Should interest rates reprice higher, the Company’s cost of funds may also increase and could continue to increase faster than the yields on earning assets, resulting in a lower net interest margin.

Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential

Years Ended December 31,	2009			2008			2007
	Average		Average	Average		Average	Average		Average
(In thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Investment securities
Taxable	$445,329	$20,424	4.59%	$425,206	$22,894	5.38%	$253,423	$12,627	4.98%
Nontaxable1	97,960	5,186	5.29	86,784	4,653	5.36	88,501	4,794	5.42
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	129,092	302	.23	65,477	1,199	1.83	70,062	3,333	4.76
Loans 1,2,3	1,306,800	77,522	5.93	1,302,394	87,509	6.72	1,250,423	95,825	7.66
Total earning assets	1,979,181	$103,434	5.23%	1,879,861	$116,255	6.18%	1,662,409	$116,579	7.01%
Allowance for loan losses	(18,965)			(14,757)			(11,486)
Total earning assets, net of allowance for loan losses	1,960,216			1,865,104			1,650,923
Nonearning Assets
Cash and due from banks	96,965			72,373			78,810
Premises and equipment, net	41,069			40,649			38,860
Other assets	163,804			159,228			117,459
Total assets	$2,262,054			$2,137,354			$1,886,052
Interest Bearing Liabilities
Deposits
Interest bearing demand	$247,235	$713	.29%	$256,129	$1,805	.70%	$258,992	$3,684	1.42%
Savings	256,063	1,976	.77	261,692	3,499	1.34	244,299	5,299	2.17
Time	902,066	30,508	3.38	793,561	33,741	4.25	748,939	36,174	4.83
Federal funds purchased and other short-term borrowings	62,948	453	.72	81,180	1,785	2.20	97,192	4,504	4.63
Securities sold under agreements to repurchase and other long-term borrowings	331,073	13,415	4.05	330,468	14,300	4.33	127,277	6,378	5.01
Total interest bearing liabilities	1,799,385	$47,065	2.62%	1,723,030	$55,130	3.20%	1,476,699	$56,039	3.79%
Noninterest Bearing Liabilities
Commonwealth of Kentucky deposits	34,992			37,025			37,119
Other demand deposits	191,656			177,347			177,304
Other liabilities	38,725			31,952			19,009
Total liabilities	2,064,758			1,969,354			1,710,131
Shareholders’ equity	197,296			168,000			175,921
Total liabilities and shareholders’ equity	$2,262,054			$2,137,354			$1,886,052
Net interest income		56,369			61,125			60,540
TE basis adjustment		(2,524)			(2,335)			(2,322)
Net interest income		$53,845			$58,790			$58,218
Net interest spread			2.61%			2.98%			3.22%
Effect of noninterest bearing sources of funds			.24			.27			.42
Net interest margin			2.85%			3.25%			3.64%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
2Loan balances include principal balances on nonaccrual loans.
3Loan fees included in interest income amounted to $1.8 million, $2.3 million, and $2.7 million for 2009, 2008, and 2007, respectively.

The following table is an analysis of the change in net interest income.

Analysis of Changes in Net Interest Income (tax equivalent basis)

Variance	Variance Attributed to	Variance	Variance Attributed to
(In thousands)	2009/2008	1	Volume	Rate	2008/2007	1	Volume	Rate
Interest Income
Taxable investment securities	$(2,470)	$1,036	$(3,506)	$10,267	$9,179	$1,088
Nontaxable investment securities2	533	594	(61)	(141)	(90)	(51)
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	(897)	631	(1,528)	(2,134)	(205)	(1,929)
Loans2	(9,987)	296	(10,283)	(8,316)	3,844	(12,160)
Total interest income	(12,821)	2,557	(15,378)	(324)	12,728	(13,052)
Interest Expense
Interest bearing demand deposits	(1,092)	(61)	(1,031)	(1,879)	(40)	(1,839)
Savings deposits	(1,523)	(73)	(1,450)	(1,800)	354	(2,154)
Time deposits	(3,233)	4,235	(7,468)	(2,433)	2,074	(4,507)
Federal funds purchased and other short-term borrowings	(1,332)	(333)	(999)	(2,719)	(649)	(2,070)
Securities sold under agreements to repurchase and other long-term borrowings	(885)	26	(911)	7,922	8,896	(974)
Total interest expense	(8,065)	3,794	(11,859)	(909)	10,635	(11,544)
Net interest income	$(4,756)	$(1,237)	$(3,519)	$585	$2,093	$(1,508)
Percentage change	100.0%	26.0%	74.0%	100.0%	357.8%	(257.8)%

1	The changes which are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
2	Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Noninterest Income
Noninterest income for 2009 was $28.2 million, an increase of $18.4 million or 187% compared to the prior year. The increase in noninterest income in the comparison was primarily the result of the $14.0 million non-cash OTTI charge related to the Company’s GSE preferred stock investments that was recorded as a reduction in noninterest income in the third quarter of 2008 and an additional $766 thousand realized loss on the sale of its GSE investments in the fourth quarter of 2008. Excluding the securities transactions related to the GSE investments, noninterest income increased $3.6 million or 14.8% in the annual comparison.

Net securities gains were $3.5 million for 2009, an increase of $3.7 million compared to net securities losses of $166 thousand for 2008. The net loss from the sale of investment securities during 2008 includes a $766 thousand loss on the sale of the Company’s GSE investments during the fourth quarter. Higher net securities gains in 2009 is a result of an increase in sales activity and continuing refinements to the securities portfolio to be in better position going forward. Net gains on the sale of loans were $1.0 million for 2009, an increase of $627 thousand or 154% compared to 2008 due to higher sales volume that have been boosted by a low interest rate environment and consumer refinancing activity. Allotment processing fees were $5.4 million for 2009, an increase of $612 thousand or 12.8% due to higher processing volumes. Data processing fees jumped $230 thousand or 21.2% in 2009 to $1.3 million. The increase in data processing fees are primarily related to higher transaction volumes from the Commonwealth of Kentucky and an upward trend in processing unemployment-related items.

Service charges and fees on deposit accounts were $9.3 million for 2009. This represents a decrease of $500 thousand or 5.1% compared to $9.8 million for 2008. The decrease in service charges on deposit accounts was driven by lower NSF fees of $445 thousand and experienced throughout most of the Company’s market areas as a result of lower volumes. Trust income decreased $269 thousand or 13.2%, due mainly to an overall decline in managed-account balances, which serves as a key part of the revenue base for collecting fees on these accounts.

Noninterest Expense
Total noninterest expenses were $115 million for 2009, an increase of $55.0 million or 91.6% compared to $60.1 million for 2008. The sharp increase in noninterest expense in 2009 is attributed to a $52.4 million one-time, non-cash goodwill impairment charge and a $2.7 million increase in deposit insurance.

The $52.4 million goodwill impairment charge was recorded during the fourth quarter of 2009 as a result of the Company’s annual goodwill impairment testing. During the annual impairment testing, the Company concluded that as a result of continuing economic weaknesses and heightened market concern surrounding the credit risk and capital position of financial institutions, the fair value of the Company’s single reporting unit would more likely than not be below its carrying amount. The Company engaged an independent third party to assist with its goodwill impairment analysis and determined that the implied fair value of its goodwill was significantly less than the carrying value resulting in the non-cash impairment charge.

The $2.7 million increase in deposit insurance expense in 2009 compared to 2008 is due in part to a special assessment imposed by the FDIC during 2009 as part of its plan to replenish the Deposit Insurance Fund. The special assessment accounted for $1.1 million of the increase in deposit insurance for the current year. In addition, deposit insurance expense for 2008 was low as a result of the Company’s ability to offset a portion of its expense with a one-time assessment credit it received during 2006. There are no credits remaining to offset future assessments.

Significant increases in other noninterest expense line items include net other real estate expenses of $1.5 million and net occupancy expense of $476 thousand or 10.5%. The increase in net other real estate expenses correlates with the  $16.8 million higher net amount of foreclosed real estate properties held by the Company at year-end 2009 compared to year-end 2008. Expenses relating to these properties generally include amounts to prepare the properties for resale and, in some cases, impairment charges to write down a property’s book value to its fair value less estimated costs to sell as determined by appraisal. The increase in net occupancy expense in 2009 compared to 2008 is mainly attributed to higher depreciation and rent. Depreciation and rent is up mainly as a result of the timing of several new buildings put into service during 2008 whereby less than a full year of expense related to these buildings was recognized in that year. Depreciation expense in 2009 also includes the acceleration of $186 thousand on leasehold improvements recognized upon the termination of a leased property.

Significant decreases in noninterest expense include amortization of intangible assets of $650 thousand or 25.0% and salaries and employee benefits of $358 thousand or 1.2%. Amortization of intangible assets, which relate to customer lists and core deposits from prior acquisitions, is decreasing as a result of amortization schedules that allocate a higher amount of amortization in the earlier periods following an acquisition consistent with how the assets are used. The decrease in salaries and employee benefits correlates with a lower average number of full time equivalent employees, which were 561 for 2009 compared to 577 for 2008. Salary and related payroll taxes decreased $741 thousand or 3.0% consistent with lower head count. Benefit costs increased $372 thousand or 7.0% due to higher claims related to the Company’s self-funded insurance plan. All other noninterest expenses decreased $1.0 million, net. The net decrease represents numerous line items of relatively small amounts as the Company attempts to better manage and reduce overall costs along all line items. The largest decline in this group of accounts represents lower advertising expenses in the amount of $377 thousand.

Income Tax
The Company recorded an income tax benefit for 2009 of $9.2 million compared to a benefit of $1.2 million for 2008. The $7.9 million increase in the income tax benefit recorded in 2009 is due mainly to the impact of the goodwill impairment charge. A portion of the Company’s previously recorded goodwill was created in taxable business combinations and therefore it was able to record a tax benefit of $5.9 million attributed to the impairment charge in 2009. For 2008, the income tax benefit was mainly attributed to the losses associated with the GSE preferred stock investments in the third and fourth quarters of 2008.

FINANCIAL CONDITION

Total assets were $2.2 billion at December 31, 2009, a decrease of $30.6 million or 1.4% from the prior year-end. The decrease in assets is primarily related to the $52.4 million goodwill impairment charge recorded in the fourth quarter of 2009 and a $47.2 million decrease in loans outstanding (net of unearned income and allowance for loan losses). These amounts were partially offset by an increase in cash and equivalents of $27.6 million or 14.4% and investment securities of $21.9 million or 4.1%.

The increase in current end of period cash and cash equivalents compared to year-end 2008 was driven by the cash raised from the preferred stock issued to the Treasury during the first quarter of 2009 and to the overall net funding position of the Company. The Company maintains a cautious and measured lending strategy with tighter loan underwriting standards as it and many of its customers continue to deal with the effects of one of the most severe recessions in many decades. While economic data is beginning to improve by some measures, the overall economy continues to show weaknesses, particularly the high level of unemployment and lower overall real estate values.

Total liabilities were $2.0 billion at December 31, 2009, a decrease of $9.5 million or .5% compared to December 31, 2008. Net deposits increased $39.3 million or 2.5% while net borrowed funds decreased $49.0 million or 11.9%. Shareholders’ equity declined $21.1 million or 12.5% to $147 million at year-end 2009 due mainly to the net loss for the year partially offset by the additional capital raised from the Company’s issuance of $30.0 million of preferred stock to the Treasury.

Management of the Company considers it noteworthy to understand the relationship between the Company’s principal subsidiary, Farmers Bank, and the Commonwealth of Kentucky.  Farmers Bank provides various services to state agencies of the Commonwealth.  As the depository for the Commonwealth, checks are drawn on Farmers Bank by these agencies, which include paychecks and state income tax refunds.  Farmers Bank also processes vouchers of the WIC (Women, Infants and Children) program for the Cabinet for Human Resources. The Bank’s investment department also provides services to the Teachers’ Retirement System. As the depository for the Commonwealth, large fluctuations in deposits are likely to occur on a daily basis.  Therefore, reviewing average balances is important to understanding the financial condition of the Company as daily deposit balances fluctuate significantly as a result of the Farmers Bank’s relationship with the Commonwealth.

On an average basis, total assets were $2.3 billion for 2009, an increase of $125 million or 5.8% from 2008. The increase in average assets is attributed mainly to higher earning asset balances of $99.3 million or 5.3%. Average temporary investments increased $63.6 million or 97.2% compared to 2008. Average investment securities were up $31.3 million or 6.1%. Average loans increased $4.4 million or .3% for 2009 compared to the average 2008 balance. Deposits averaged $1.6 billion for 2009, an increase of $106 million or 7.0% from the prior year average. Time deposits, the largest portion of total deposits, increased $109 million or 13.7% on average. Average earning assets were 87.5% of total average assets for 2009 compared to 88.0% for 2008.

Loans
Loans, net of unearned income, were $1.3 billion at December 31, 2009, a decrease of $40.6 million or 3.1% compared to year-end 2008. The Company continues to take a measured and cautious approach to loan growth while it works through its nonperforming assets, which have increased sharply as a result of the lingering effects of one of the most severe recessions in recent history. Loans secured by residential real estate grew $21.5 million or 4.8% at year-end 2009 compared to a year earlier. Commercial, financial, and agricultural-backed lending increased $1.7 million or 1.2%. Remaining sectors of the loan portfolio experienced declines as follows: real estate construction $48.8 million or 18.7%, real estate secured by farmland and other commercial enterprises $3.8 million or 1.0%, consumer installment loans of $8.4 million or 18.6%, and commercial lease financing of $2.9 million or 10.7%. On average, loans represent 66.0% of earning assets for 2009 compared to 69.3% for 2008.

When loan demand declines, the available funds are redirected to temporary investments or investment securities, which typically involve a decrease in credit risk and produce lower yields. The Company does not have direct exposure to the subprime mortgage market. The Company does not originate subprime mortgages nor has it invested in bonds that are secured by such mortgages. Subprime mortgage lending is defined by the Company generally as lending to a borrower that would not qualify for a mortgage loan at prevailing market rates or whereby the underwriting decision is based on limited or no documentation of the ability to repay.

The composition of the loan portfolio, net of unearned income, is summarized in the table below.

(In thousands) December 31,	2009	%	2008	%	2007	%	2006	%	2005	%
Commercial, financial, and agricultural	$146,530	11.5%	$144,788	11.0%	$154,015	11.9%	$197,613	16.5%	$173,797	18.1%
Real estate – construction	211,744	16.7	260,524	19.9	254,788	19.7	176,779	14.7	88,693	9.2
Real estate mortgage – residential	466,018	36.6	444,487	33.9	405,992	31.5	381,081	31.8	331,508	34.4
Real estate mortgage – farmland and other commercial enterprises	386,626	30.4	390,424	29.7	394,900	30.6	351,793	29.4	274,411	28.5
Installment	36,727	2.9	45,135	3.4	52,028	4.0	57,116	4.8	56,169	5.8
Lease financing	24,297	1.9	27,222	2.1	30,262	2.3	33,454	2.8	37,993	4.0
Total	$1,271,942	100.0%	$1,312,580	100.0%	$1,291,985	100.0%	$1,197,836	100.0%	$962,571	100.0%

The following table presents commercial, financial, and agricultural loans and real estate construction loans outstanding at December 31, 2009 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

Loan Maturities

		After One But
(In thousands)	Within One Year	Within Five Years	After Five Years	Total
Commercial, financial, and agricultural	$54,474	$49,134	$42,922	$146,530
Real estate – construction	150,087	51,859	9,798	211,744
Total	$204,561	$100,993	$52,720	$358,274

The table below presents commercial, financial, and agricultural loans and real estate construction loans outstanding at December 31, 2009 that are due after one year, classified according to sensitivity to changes in interest rates.

Interest Sensitivity

	Fixed	Variable
(In thousands)	Rate	Rate
Due after one but within five years	$66,181	$34,812
Due after five years	16,777	35,943
Total	$82,958	$70,755

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

The risk-rated methodology includes segregating watch list and past due loans from the general portfolio and allocating specific reserves to these loans depending on their status. For example, watch list loans, which may be identified by the internal loan review risk-rating system or by regulatory examiner classification, are assigned a certain loss percentage while loans past due 30 days or more are assigned a different loss percentage. Each of these percentages considers past experience as well as current factors. The remainder of the general loan portfolio is segregated into three components having similar risk characteristics as follows: commercial loans, consumer loans, and real estate loans. Each of these components is assigned a loss percentage based on their respective three year historical loss percentage. Additional allocations to the allowance may then be made for subjective factors, such as those mentioned above, as determined by senior managers who are knowledgeable about these matters. During 2007, the Company further identified signs of deterioration in certain real estate development loans that continued into 2008 and 2009 and specific allowances related to these loans were recorded.

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

In general, the provision for loan losses and related allowance increases as the level of nonperforming and impaired loans, as a percentage of net loans outstanding, increases. The Company’s allowance for loan loss amount has heavily considered past loan loss experience to estimate current loan losses, but it also considers current trends within the portfolio that may not be indicative of past charge-off levels. Adjustments are made to the allowance for loan losses as needed when such matters are identified. Although net charge-offs spiked upward during 2009, the upward trend in net charge-offs during our three year look-back period have been relatively low. Significant weaknesses in the general economy, particularly a softer housing market combined with significant credit tightening throughout the financial services industry began in 2007. Overall economic conditions, including widespread illiquidity and extreme volatility in financial markets, higher unemployment rates, and other unprecedented market conditions, continued to worsen in 2008 and into 2009 before beginning to stabilize toward the end of 2009. Unemployment remains high. These economic conditions resulted in significant stress primarily in the Company’s residential real estate development and commercial real estate sectors of its lending portfolio. As such, the Company increased its allowance amounts for real estate development and commercial real estate lending in consideration of these current factors, even though historic net charge-offs have been relatively low.

For loans that are currently impaired, defined as loans in which the Company does not expect to receive full payment under the contractual terms, the Company expects to recover significantly all of the principal amounts outstanding based on collateral values obtained from independent appraisals. This has resulted in the amount of nonperforming and impaired loans that have increased disproportionately with the related allowance for loan losses. Impaired loans are measured at the present value of expected future cash flows, discounted at the loan’s effective interest rate, at the loan’s observable market price, or at the fair value of the collateral taking into consideration estimated costs to sell if the loan is collateral dependent. Collateral values are updated as warranted by periodically obtaining independent third party appraisals and monitoring sales activity of similar properties in our market area.

The provision for loan losses was $20.8 million in 2009, an increase of $15.4 million compared to $5.3 million for 2008. The increase in the provision for loan losses reflects a higher level of nonperforming loans, primarily nonaccrual and restructured loans that have trended upward as the overall economic environment and certain customers’ ability to repay their loans have deteriorated. Nonperforming loans were $76.3 million at December 31, 2009 compared to $25.5 million at December 31, 2008. This represents a net increase of $50.9 million. Although the Company is beginning to see an increase in the number of smaller-balance credits showing signs of deterioration, a significant amount of the increase in nonperforming loans is attributed to a relatively small number of larger-balance credits. Nine individual larger-balance credits totaling $40.3 million in the aggregate were added to nonperforming status during 2009, $33.6 million of which is secured by real estate developments and the remaining $6.7 million secured by commercial real estate.

Total net charge-offs for the Company were $14.2 million for 2009 and were as follows:  real estate lending $9.5 million, lease financing $2.4 million, commercial, financial, and agricultural loans $1.5 million, and installment loans $843 thousand. Net charge-offs increased $11.5 million in 2009 compared to 2008 as follows: real estate lending $8.7 million, lease financing $2.4 million, commercial, financial, and agriculture $350 thousand or 31.7%, and installment loans $70 thousand or 9.1%. Net charge-offs in 2009 were largely driven by lower real estate values along with slower sales and excess inventory primarily related to loans secured by real estate developments. The decline in real estate values is attributed to the overall economic downturn that began in 2007 which has yet to fully stabilize. The increase in net charge-offs for lease financing was driven by a single charge-off in 2009 resulting from fraudulent transactions on the part of a lease customer.

Net charge-offs were 1.09% of average loans for 2009, up 88 basis points from .21% in 2008. The allowance for loan losses was $23.4 million at year-end 2009 and represented 1.84% of loans net of unearned income at year-end 2009 compared to 1.28% at year-end 2008. The allowance for loan losses as a percentage of nonperforming loans was 30.6% and 66.1% at year-end 2009 and 2008, respectively. Management continues to emphasize collection efforts and evaluation of risks within the portfolio. The composition of the Company’s loan portfolio continues to be diverse with no significant concentration to any individual or industry.

The table below summarizes the loan loss experience for the past five years.

Years Ended December 31, (In thousands)	2009	2008	2007	2006	2005
Balance of allowance for loan losses at beginning of year	$16,828	$14,216	$11,999	$11,069	$11,043
Acquisition of Citizens Jessamine				1,066
Acquisition of Citizens Northern					1,410
Loans charged off:
Commercial, financial, and agricultural	1,585	1,273	520	486	301
Real estate	9,618	1,824	626	200	288
Installment loans to individuals	1,090	1,089	956	839	1,254
Lease financing	2,475	356	52	254	602
Total loans charged off	14,768	4,542	2,154	1,779	2,445
Recoveries of loans previously charged off:
Commercial, financial, and agricultural	130	168	126	262	69
Real estate	87	977	241	81	66
Installment loans to individuals	247	316	319	294	260
Lease financing	72	372	47	41	44
Total recoveries	536	1,833	733	678	439
Net loans charged off	14,232	2,709	1,421	1,101	2,006
Additions to allowance charged to expense	20,768	5,321	3,638	965	622
Balance at end of year	$23,364	$16,828	$14,216	$11,999	$11,069
Average loans net of unearned income	$1,306,800	$1,302,394	$1,250,423	$1,051,002	$805,014
Ratio of net charge-offs during year to average loans, net of unearned income	1.09%	.21%	.11%	.10%	.25%

The following table presents an estimate of the allocation of the allowance for loan losses by type for the date indicated. Although specific allocations exist, the entire allowance is available to absorb losses in any particular category.

Allowance For Loan Losses

December 31, (In thousands)	2009	2008	2007	2006	2005
Commercial, financial, and agricultural	$4,782	$2,474	$2,505	$2,223	$2,840
Real estate	16,937	11,217	9,201	6,497	5,849
Installment loans to individuals	1,007	2,336	1,979	2,316	1,601
Lease financing	638	801	531	963	779
Total	$23,364	$16,828	$14,216	$11,999	$11,069

In addition to the discussion above relating to lending activities, additional information concerning the Company’s asset quality is discussed under the caption “Nonperforming Assets” which follows and “Investment Securities” on page 50.

Nonperforming Assets
Nonperforming assets for the Company include nonperforming loans, other real estate owned, and other foreclosed assets. Nonperforming loans consist of nonaccrual loans, restructured loans, and loans past due ninety days or more on which interest is still accruing.  Generally, the accrual of interest on loans is discontinued when it is determined that the collection of interest or principal is doubtful, or when a default of interest or principal has existed 90 days or more, unless such loan is well secured and in the process of collection. Restructured loans occur when a lender grants a concession to a financially troubled borrower that it would not otherwise consider. Such concessions may include a reduction of the stated interest rate on a debt, extensions of the maturity date, or a reduction of accrued interest, among others.

Nonperforming assets totaled $108 million at December 31, 2009, an increase of $67.7 million or 169% compared to $40.0 million at year-end 2008. Nonperforming assets have trended upward mainly as a result of ongoing weaknesses in the overall economy that continue to strain the Company and many of its customers, particularly real estate development lending.

Nonaccrual loans were $56.6 million at December 31, 2009, up $35.1 million or 163% compared to $21.5 year-end 2008. There are sixteen nonaccrual credits greater than $1 million with an aggregate outstanding balance of $40.6 million included in the nonaccrual total at year-end 2009, including twelve credits totaling $32.8 million secured by real estate development projects. Interest income reversed from earnings from loans placed on nonaccrual status in 2009 was $1.8 million. The reversal of interest income reduced the yield on earning assets, net interest spread, and net interest margin by 8 basis points in 2009.

Restructured loans that are in compliance with their modified terms were $17.9 million at December 31, 2009. This amount is made up primarily of four credits, two with a total outstanding balance of $10.2 million secured by real estate developments and two totaling $6.7 million secured by commercial real estate properties.

Other real estate owned (“OREO”) was $31.2 million at year-end 2009, an increase of $16.8 million or 116%. The increase in OREO is due mainly to the Company taking possession of three larger-balance commercial real estate properties totaling $7.9 million and two larger-balance real estate developments totaling $4.9 million during 2009. Each of these properties previously served as collateral for extensions of credit. Of the larger-balance commercial real estate properties transferred to OREO during 2009, $5.2 million was classified as nonaccrual loans at year-end 2008.

Nonperforming loans were 6.0% of loans net of unearned income at year-end 2009. This represents an increase of 406 basis points compared to 1.9% at year-end 2008 and is attributed to the higher nonaccrual loans and restructured loans as discussed above. Nonperforming loans and nonperforming assets are presented in the table below.

December 31, (In thousands)	2009	2008	2007	2006	2005
Loans accounted for on nonaccrual basis	$56,630	$21,545	$18,073	$1,462	$2,269
Loans past due 90 days or more and still accruing	1,807	3,913	2,977	2,856	2,383
Restructured loans	17,911
Total nonperforming loans	76,348	25,458	21,050	4,318	4,652
Other real estate owned	31,232	14,446	6,044	5,031	8,786
Other foreclosed assets	38	47	66	54	21
Total nonperforming assets	$107,618	$39,951	$27,160	$9,403	$13,459

The Company maintains a comprehensive risk-grading and loan review program, which includes a review of loans to assess risk and assign a grade to those loans, review delinquencies, assess loans for needed charge-offs, and placement on non-accrual status. The Company had loans in the amount of $105 million and $76.9 at year-end 2009 and 2008, respectively, which are currently performing but are considered potential problem loans that are not included in the nonperforming loan totals in the table above. These loans, however, are considered in establishing an appropriate allowance for loan losses. The increase in the balance outstanding for potential problem credits is mainly a result of ongoing weaknesses in the overall economy that continue to strain the Company and many of its customers, particularly real estate development lending. Potential problem loans include a variety of borrowers and are secured primarily by real estate, with the single largest relationship totaling $9.8 million. At December 31, 2009 the five largest potential problem credits were $31.4 million in the aggregate and secured by various types of real estate including commercial, construction properties, and residential real estate development.

Potential problem loans are identified on the Company’s watch list and consist of loans that require close monitoring by management and are not necessarily considered classified credits by regulators. Credits may be considered as a potential problem loan for reasons that are temporary or correctable, such as for a deficiency in loan documentation or absence of current financial statements of the borrower. Potential problem loans may also include credits where adverse circumstances are identified that may affect the borrower’s ability to comply with the contractual terms of the loan. Other factors which might indicate the existence of a potential problem loan include the delinquency of a scheduled loan payment, deterioration in a borrower’s financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment in which the borrower operates.

The Company incorporates its potential problem loans into the calculation of its allowance for loan losses using a risk-rated methodology. Certain loans on the Company’s watch list are also considered impaired and specific allowances related to these loans were established in accordance with the appropriate accounting guidance.

Temporary Investments
Temporary investments consist of interest bearing deposits in other banks and federal funds sold and securities purchased under agreements to resell. The Company uses these funds in the management of liquidity and interest rate sensitivity. At December 31, 2009, temporary investments were $182 million, an increase of $79.4 million or 77.0% compared to $103 million at year-end 2008. Temporary investments averaged $129 million during 2009, an increase of $63.6 million or 97.2% from 2008. The increase is a result of the Company’s overall net funding position, which reflects a more conservative lending approach as the Company works through its high level of nonperforming assets in a difficult economy. Temporary investments are reallocated to loans or other investments as market conditions and Company resources warrant.

Investment Securities
The investment securities portfolio is comprised primarily of debt securities issued by U.S. government-sponsored agencies, mortgage-backed securities, and tax-exempt securities of states and political subdivisions. Substantially all of the Company’s investment securities are designated as available for sale. Total investment securities were $558 million on December 31, 2009, an increase of $21.9 million or 4.1% compared to $536 million at year-end 2008. Net amortized cost amounts increased $19.5 million or 3.7%. Net unrealized gains related to investments in the available for sale portfolio increased $2.4 million or 31.6%.

The increase in amortized cost amounts of investment securities is attributed to net purchase activity during 2009. The $2.4 million overall increase in net unrealized gains for available for sale investment securities is attributed mainly to a $3.7 million increase in the market value of the Company’s corporate debt securities. Net unrealized losses on corporate debt securities were $1.6 million at year-end 2009 compared to a net unrealized loss of $5.3 million at year-end 2008. Corporate debt securities consist primarily of single-issuer trust preferred capital securities issued by national and global financial services firms. Each of these securities are currently performing and the issuers of these securities are rated as investment grade by major rating agencies, even though down grades have occurred with respect to certain securities within this group of holdings during the first half of 2009. The unrealized loss on corporate debt securities is primarily attributed to the general decline in financial markets and temporary illiquidity and not due to adverse changes in the expected cash flows of the individual securities. Overall market declines, particularly of banking and financial institutions, are a result of significant stress throughout the regional and national economy that occurred during 2008, that, while improving, has not fully stabilized. The gradual improvement in many overall economic measures has resulted in higher market values of these securities for 2009.

Market values of the remaining available for sale investment securities decreased $1.3 million and is attributed to the timing and change in market interest rates. Overall market interest rates increased incrementally during 2009 as reflected in the yield curves, particularly that of longer-term maturity structures. Market values of fixed rate investments are inversely related to changes in market interest rates. Unrealized losses on the Company’s investment securities portfolio at year-end have not been included in income since they are identified as temporary. The fair values of these securities are expected to recover as they approach their maturity dates. The Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery. The Company does not consider any of the securities to be impaired due to reasons of credit quality or other factors.

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

The following table summarizes the carrying values of investment securities on December 31, 2009, 2008, and 2007.  The investment securities are divided into available for sale and held to maturity securities.  Available for sale securities are carried at the estimated fair value and held to maturity securities are carried at amortized cost. Substantially all of the corporate debt securities comprise of debt issued by large global and national financial services firms.

December 31,	2009		2008		2007
(In thousands)	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity
Obligations of states and political subdivisions	$108,958	$975	$90,838	$1,814	$94,181	$3,844
Obligations of U.S. government-sponsored entities	90,752		34,567		88,522
Mortgage-backed securities	325,519		375,327		343,176
U.S. Treasury securities	3,002		10,256		863
Money market mutual funds	910		374		1,396
Corporate debt securities	18,732		13,991		5,132
Equity securities	9,148		8,942		9,363
Total	$557,021	$975	$534,295	$1,814	$542,633	$3,844

The following table presents an analysis of the contractual maturity and tax equivalent weighted average interest rates of investment securities at December 31, 2009. For purposes of this analysis, available for sale securities are stated at fair value and held to maturity securities are stated at amortized cost. Equity securities in the available for sale portfolio consist primarily of restricted FHLB and Federal Reserve Board stocks, which have no stated maturity and are not included in the maturity schedule that follows.

Available for Sale

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
(In thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Obligations of U.S. government-sponsored entities	$13,749	.7%	$30,680	1.5%	$21,122	3.9%	$25,201	4.4%
Obligations of states and political subdivisions	7,799	2.8	41,220	2.8	34,889	3.7	25,050	3.7
Mortgage-backed securities	167	4.1	9,414	3.8	11,105	4.2	304,833	4.9
U.S. Treasury securities	1,999	.5	1,003	.9
Money market mutual funds	910	.3
Corporate debt securities	1,125	7.0	1,296	5.6			16,311	6.1
Total	$25,749	1.6%	$83,613	2.5%	$67,116	3.8%	$371,395	4.8%

Held to Maturity

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
(In thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Obligations of states and political subdivisions							$975	3.6%

The calculation of the weighted average interest rates for each category is based on the weighted average costs of the securities. The weighted average tax rates on exempt states and political subdivisions are computed based on the marginal corporate Federal tax rate of 35%.

Deposits
The Company’s primary source of funding for its lending and investment activities results from its customer deposits, which consist of noninterest and interest bearing demand, savings, and time deposits. On December 31, 2009 total deposits were $1.6 billion, an increase of $39.3 million or 2.5% from year-end 2008.  Interest bearing deposits were up $66.3 million or 4.9% to $1.4 billion and noninterest bearing deposits decreased $27.0 million or 11.2% to $215 million. The increase in interest bearing deposits was driven mainly by a $54.5 million or 6.4% increase in time deposits. The decrease in end of period noninterest bearing deposits was driven by lower balances from the Commonwealth of $52.2 million, which offset a $25.2 million net increase in other noninterest bearing deposit account balances. Balances related to the Commonwealth can fluctuate significantly on a daily basis.

Average total deposits were $1.6 billion for 2009, an increase of $106 million or 7.0% compared to average year-end 2008 balances. Average time deposits increased $109 million or 13.7% which offset an $8.9 million or 3.5% decrease in average interest bearing demand account balances and a $5.6 million or 2.2% decrease in average savings account balances. Average noninterest bearing deposit balances were $227 million for 2009, up $12.3 million or 5.7%.

The Company has experienced an increase in time deposits that it perceives to be mainly a result of customers that have moved money out of a volatile stock market and into more stable investments such as certificate of deposits. The Company also believes that increased deposit insurance coverage generally up to $250 thousand has had a net positive impact on outstanding balances.

A summary of average balances and rates paid on deposits follows.

Years Ended December 31,	2009		2008		2007
(In thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest bearing demand	$226,648		$214,372		$214,423
Interest bearing demand	247,235	.29%	256,129	.70%	258,992	1.42%
Savings	256,063	.77	261,692	1.34	244,299	2.17
Time	902,066	3.38	793,561	4.25	748,939	4.83
Total	$1,632,012	2.03%	$1,525,754	2.56%	$1,466,653	3.08%

Maturities of time deposits of $100,000 or more outstanding at December 31, 2009 are summarized as follows.

(In thousands)	Amount
3 months or less	$61,261
Over 3 through 6 months	65,950
Over 6 through 12 months	120,185
Over 12 months	79,436
Total	$326,832

Short-term Borrowings
Short-term borrowings are primarily made up of federal funds purchased and securities sold under agreements to repurchase with year-end balances of $46.9 million, $73.2 million, and $80.3 million for 2009, 2008, and 2007, respectively. Such borrowings are generally on an overnight basis. Other short-term borrowings consist of FHLB borrowings totaling $0, $3.5 million, and $0, at year-end 2009, 2008, and 2007, respectively, and demand notes issued to the U.S. Treasury under the treasury tax and loan note option account totaling $274 thousand, $787 thousand, and $440 thousand in 2009, 2008, and 2007 respectively. A summary of short-term borrowings is as follows.

(In thousands)	2009	2008	2007
Amount outstanding at year-end	$47,215	$77,474	$80,755
Maximum outstanding at any month-end	105,844	125,096	155,362
Average outstanding	62,946	81,180	97,192
Weighted average rate at year-end	.79%	.74%	3.71%
Weighted average rate during the year	.72	2.20	4.63

Long-term Borrowings
The Company’s long-term borrowings consist mainly of securities sold under agreements to repurchase, FHLB advances, and subordinated notes payable to unconsolidated trusts. Securities sold under agreements to repurchase represent long-term obligations whereby the Company borrowed approximately $200 million in multiple fixed rate repurchase agreements with an initial weighted average cost of 3.95%. The borrowings mature in various amounts and time periods as follows: $50.0 million in November 2010, $50.0 million in November 2012, and $100 million in November 2017. The borrowings have a weighted average remaining maturity of 4.9 years. At December 31, 2009 $150 million of the borrowings are putable quarterly and the remaining $50.0 million is putable quarterly beginning in the fourth quarter of 2012. The Company used the proceeds from the borrowing to purchase a like amount of fixed rate GNMA bonds. The GNMA bonds have a current weighted average yield of 5.49% and an estimated weighted average remaining life of 3.6 years.

FHLB advances to the Company’s subsidiary banks are secured by restricted holdings of FHLB stock that banks are required to own as well as certain mortgage loans as required by the FHLB. Such advances are made pursuant to several different credit programs, which have their own interest rates and range of maturities. Interest rates on FHLB advances are generally fixed and range between 2.60% and 6.90%, with a weighted average rate of 3.98%, and remaining maturities of up to 11 years. Long-term fixed rate advances from the FHLB totaling $10.0 million are convertible to a floating interest rate. These advances may convert to a floating interest rate indexed to three-month LIBOR only if LIBOR equals or exceeds 7%. At year-end 2009, the three-month LIBOR was .25%. FHLB advances are generally used to increase the Company’s lending activities and to aid the efforts of asset and liability management by utilizing various repayment options offered by the FHLB. Long-term advances from the FHLB totaled $67.6 million at December 31, 2009, a decrease of $18.5 million or 21.5% from year-end 2008.

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

The subordinated notes of Trusts I and II are redeemable in whole or in part, without penalty, at the Company’s option on or after September 30, 2010. The subordinated notes of Trust III are redeemable in whole or in part, without penalty, at the Company’s option on or after November 1, 2012. The subordinated notes are junior in right of payment of all present and future senior indebtedness of the Company. At December 31, 2009, the aggregate balance of the subordinated notes payable to the Trusts was $49.0 million. The weighted average interest rate in effect as of the last determination date in 2009 was 4.11%, a decrease of 183 basis points compared to 5.94% for 2008.

Contractual Obligations
The Company is contractually obligated to make payments as follows.

	Payments Due by Period
Contractual Obligations (In thousands)	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Time deposits	$904,978	$667,915	$192,844	$37,152	$7,067
Long-term FHLB debt	67,630	14,000	23,814	10,083	19,733
Subordinated notes payable	48,970				48,970
Long-term securities sold under agreements to repurchase	200,000	50,000	50,000		100,000
Unfunded postretirement benefit obligations	5,928	442	979	1,137	3,370
Operating leases	6,034	639	1,053	881	3,461
Capital lease obligations	332	248	84
Total	$1,233,872	$733,244	$268,774	$49,253	$182,601

Long-term FHLB debt represents FHLB advances pursuant to several different credit programs. Long-term FHLB debt, subordinated notes payable, and securities sold under agreements to repurchase are more fully described under the caption “Long-Term Borrowings” above and in Note 8 of the Company’s 2009 audited consolidated financial statements. Payments for borrowings in the table above do not include interest. Postretirement benefit obligations are actuarially determined and estimated based on various assumptions with payouts projected over the next 10 years. Estimates can vary significantly each year due to changes in significant assumptions. Capital lease obligations represent amounts relating to the acquisition of data processing hardware and software used in the Company’s operations. Operating leases include standard business equipment used in the Company’s day-to-day business as well as the lease of certain branch sites. Operating lease terms generally range from one to five years, with the ability to extend certain branch site leases at the Company’s option. Payments related to leases are based on actual payments specified in the underlying contracts.

Guarantees
During 2007, the Parent Company entered into a guarantee agreement whereby it agreed to become unconditionally and irrevocably the guarantor of the obligations of its bank subsidiaries in connection with the $200 million balance sheet leverage transaction. The amount of borrowings outstanding guaranteed by the Parent Company at December 31, 2009 was $200 million, with various maturity dates ranging from two to eight years. The $200 million outstanding borrowings are secured by GNMA bonds held by the Parent Company’s subsidiary banks valued at 106% of the outstanding borrowings or $212 million. Should any of the subsidiary banks default on its borrowings under the agreement, the GNMA bonds securing the borrowings would be liquidated to satisfy amounts due. If the value of the GNMA bonds fall below the obligation under the contract, the Parent Company is obligated to cover any such shortfall in absence of the subsidiary banks ability to do so. The Parent Company believes its subsidiary banks are fully capable of fulfilling their obligations under the borrowing arrangement and that the Parent Company will not be required to make any payments under the guarantee agreement.

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

At December 31, 2009, the model indicated that if rates were to gradually increase by 200 basis points over the next twelve months, then net interest income (TE) and net income would increase 1.5% and 6.7%, respectively, compared to forecasted results. The model indicated that if rates were to gradually decrease by 200 basis points over the next twelve months, then net interest income (TE) and net income would decrease 2.7% and 12.5%, respectively, compared to forecasted results.

In the current relatively low interest rate environment, it is not practical or possible to reduce certain deposit rates by the same magnitude as rates on earning assets. The average rate paid on many of the Company’s deposits is below 2%. This situation magnifies the model’s predicted results when modeling a decrease in interest rates, as earning assets with higher yields have more of an opportunity to reprice at lower rates than lower-rate deposits.

LIQUIDITY

Liquidity measures the ability to meet current and future cash flow needs as they become due. For financial institutions, liquidity reflects the ability to meet loan demand, to accommodate possible outflows in deposits, and to react and capitalize on interest rate market opportunities. A financial institution’s ability to meet its current financial obligations is dependent upon the structure of its balance sheet, its ability to liquidate assets, and its access to alternative sources of funds. The Company’s goal is to meet its near-term funding needs by maintaining a level of liquid funds through its asset/liability management. For the longer term, the liquidity position is managed by balancing the maturity structure of the balance sheet. This process allows for an orderly flow of funds over an extended period of time. The Company’s ALCOs, both at the bank subsidiary level and on a consolidated basis, meet regularly and monitors the composition of the balance sheet to ensure comprehensive management of interest rate risk and liquidity.

The Company's objective as it relates to liquidity is to ensure that its subsidiary banks have funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability. In order to maintain a proper level of liquidity, the subsidiary banks have several sources of funds available on a daily basis that can be used for liquidity purposes. Those sources of funds include the subsidiary banks' core deposits, consisting of both business and nonbusiness deposits; cash flow generated by repayment of principal and interest on loans and investment securities; FHLB and other borrowings; and federal funds purchased and securities sold under agreements to repurchase. While maturities and scheduled amortization of loans and investment securities are generally a predictable source of funds, deposit outflows and mortgage prepayments are influenced significantly by general interest rates, economic conditions, and competition in our local markets.  As of December 31, 2009, the Company had $141 million in additional borrowing capacity under various FHLB, federal funds, and other borrowing agreements. However, there is no guarantee that these sources of funds will continue to be available to the Company, or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in the Company’s liquidity from these sources. The Parent Company previously had a one-year $15.0 million unsecured line of credit with an unrelated financial institution available for general corporate purposes. This line of credit had no outstanding balance when it matured in June 2009.

The Company uses a liquidity ratio to help measure its ability to meet its cash flow needs. This ratio is monitored by ALCO at both the bank level and on a consolidated basis. The liquidity ratio is based on current and projected levels of sources and uses of funds. This measure is useful in analyzing cash needs and formulating strategies to achieve desired results. For example, a low liquidity ratio could indicate that the Company’s ability to fund loans might become more difficult. A high liquidity ratio could indicate that the Company may have a disproportionate amount of funds in low yielding assets, which is more likely to occur during periods of sluggish loan demand or economic difficulties. The Company’s liquidity position was higher at year-end 2009 compared to year-end 2008 and remains within ALCO guidelines and considered by management to be at an adequate level. The increase in the Company’s liquidity measure at year-end 2009 is attributed mainly to higher overall short-term investments, which have risen while the Company has taken a measured and cautious lending strategy in an economic environment that remains challenging. The increase in liquidity is also a by-product of the regulatory agreements that were entered into during 2009 by certain bank subsidiaries of the Company.

At the Parent Company level, liquidity is primarily affected by the receipt of dividends from its subsidiary banks (see Note 17 “Regulatory Matters” of the Company’s 2009 audited consolidated financial statements), cash balances maintained, and borrowings from nonaffiliated sources. The Parent Company’s primary uses of cash include the payment of dividends to its common and preferred shareholders, repurchasing its common stock from time to time, business acquisitions, interest expense on borrowings, and paying for general operating expenses. Due to recent regulatory agreements, dividend payments on the Parent Company’s common and preferred stock and interest payments on its trust preferred borrowings must have regulatory approval before being paid. During the fourth quarter of 2009, the Parent Company declared a dividend on its common stock of $.10 per share, a decrease from $.25 per share in an effort to preserve capital. The Company further cut the dividend on its common stock when it announced in the first quarter of 2010 that it would forgo a dividend declaration. The Parent Company was granted permission by its regulators to declare and pay its preferred stock dividend and make interest payments on its trust preferred borrowings through the first quarter of 2010 (the last time such approval was requested by the Company). Please refer to Note 17 “Regulatory Matters” of the Company’s 2009 audited consolidated financial statements, Item 1A “Risk Factors” of this Form 10-K, and the heading “Capital Resources” below for additional information on the Company’s restrictions and requirements related to the payment of interest and dividends.

The primary source of funds for the Parent Company is the receipt of dividends from its subsidiary banks, cash balances maintained, investments in company-owned life insurance, and borrowings from nonaffiliated sources. Payment of dividends by the Company’s subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. At December 31, 2009 each of the Company’s bank subsidiaries were required to obtain regulatory approval before declaring or paying a dividend to the Parent Company. Two of the Company’s subsidiary banks need regulatory approval due to statutory restrictions on the amount of distributions that can be made relative to undistributed net income over a period that includes the current year to date period and the previous two calendar years. The Company expects to receive dividends in 2010 from either or both of these subsidiary banks. The Company’s remaining three subsidiary banks need regulatory approval to declare or pay dividends as a result of increased capital required in connection with recent regulatory exams. Capital ratios at each of the Company’s five subsidiary banks exceed regulatory established “well-capitalized” status at year-end 2009. Additional information concerning recent regulatory exams and regulatory capital requirements can be found in Note 17 “Regulatory Matters” of the Company’s 2009 audited consolidated financial statements, Item 1A “Risk Factors” of this Form 10-K, and under the heading “Capital Resources” below.

The Parent Company had company-owned life insurance investments totaling $10.7 million at year-end 2009. During the first quarter of 2010, the Parent Company initiated the process to surrender these policies as part of its overall strategy to improve the capital position of certain bank subsidiaries. Surrendering these policies for cash will create an associated tax obligation of approximately $1.1 million.

The Parent Company had cash balances of $7.6 million at year-end 2009, an increase of $3.3 million or 75.6% from $4.3 million at the prior year-end. Significant cash receipts of the Parent Company during 2009 include $30.0 million proceeds from issuing preferred stock, $7.5 million dividends received from subsidiaries, and management fees from subsidiaries of $3.1 million. Significant cash payments by the Parent Company during 2009 include $22.6 million additional capital investments in subsidiaries, $9.2 million for the payment of common and preferred dividends, salaries, payroll taxes, and employee benefits of $2.6 million, and interest expense on borrowed funds of $2.2 million.

Liquid assets consist of cash, cash equivalents, and available for sale investment securities.  At December 31, 2009, consolidated liquid assets were $775 million, an increase of $50.3 million or 6.9% from year-end 2008.  The increase in liquid assets is mainly attributed to $27.6 million higher net cash and equivalents and an increase in available for sale investment securities of $22.7 million. The increase in cash and equivalents is due mainly to an overall increase in deposits, lower loan balances outstanding, and the overall funding position of the Company, which changes as loan demand, deposit levels, and other sources and uses of funds fluctuate. The increase in available for sale investments securities is a result of net purchases during 2009 and a decrease in funding for loans. The Company is taking a measured and caution approach to lending at it continues to work through a high level of nonperforming assets caused mainly by the effects of a lingering economic downturn.

Net cash provided by operating activities was $25.0 million for 2009, an increase of $4.4 million or 21.1% compared to $20.7 million for 2008. Net cash used in investing activities was $8.8 million for 2009 compared to $34.7 million a year earlier. The $25.9 million lower net cash outflow in 2009 is mainly due to loan activity and investment securities transactions. Net cash repayments received on loans were $5.9 million for 2009; in 2008, net cash outflows associated with loans were $36.4 million. For securities transactions, net cash used was $16.9 million for 2009 compared to net cash provided of $3.6 million in 2008. Net cash provided by financing activities was $11.3 million in 2009, a decrease of $114 million or 91.0% compared to $126 million for 2008. The decrease in net cash provided by financing activities is attributed to an $80.7 million lower net deposit inflows, $65.1 million lower net borrowings, partially offset by the proceeds from the issuance of preferred stock of $30.0 million. Lower net deposit inflows in 2009 were impacted by a decrease in noninterest bearing deposits from the Commonwealth of Kentucky of $52.2 million.

In December 2009, four of the Company’s subsidiary banks paid an aggregate $8.2 million related to the FDIC’s Deposit Insurance Fund restoration plan that required them to pay three years of insurance premiums in advance. The payment included an estimated quarterly risk-based assessment for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. United Bank requested and was granted a waiver and was not required to make prepayment under the plan. Earnings were not immediately impacted when payment was made since the cash payment was accounted for as a prepayment and recorded as an asset. Rather, earnings will be impacted over a three-year period as the Company records an expense for its regular quarterly assessment with an offsetting credit to the prepaid asset until the asset is exhausted.

Information relating to off-balance sheet arrangements is disclosed in Note 14 of the Company’s 2009 audited consolidated financial statements. These transactions are entered into in the ordinary course of providing traditional banking services and are considered in managing the Company’s liquidity position. The Company does not expect these commitments to significantly affect the liquidity position in future periods. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options, or similar instruments.

CAPITAL RESOURCES

Company

Shareholders’ equity was $147 million at December 31, 2009, a decrease of $21.1 million or 12.5% compared to December 31, 2008. Retained earnings decreased $52.8 million during 2009 and was driven by the one-time, non-cash $52.4 million (pre-tax) goodwill impairment charge in the fourth quarter and the higher provision for loan losses for the year. The decrease in retained earnings was partially offset by the issuance of $30 million of preferred stock to the Treasury under its Capital Purchase Program (“CPP”) in the first quarter. The preferred stock capital raise, which also included the issuance of common stock warrants by the Company, was recorded at an initial discount of $2.0 million. Dividends paid in 2009, including accretion of discount related to the preferred stock, was $9.2 million. Accumulated other comprehensive income increased $1.1 million driven by a net increase in the unrealized gain on available for sale investment securities.

On October 9, 2009 the Company filed a registration statement on Form S-3 with the SEC that became effective on October 19, 2009. As part of that filing, equity securities of the Company of up to a maximum aggregate offering price of $70 million could be offered for sale in one or more public or private offerings at an appropriate time.  The Company continues to explore potential capital raising scenarios. However, no determination as to if or when a capital raise will be completed has been made. Net proceeds from a potential sale of securities under the registration statement could be used for any corporate purpose determined by the Company’s board of directors.

At December 31, 2009 the Company’s tangible capital ratio was 6.56% compared to 5.08% at year-end 2008. The increase in the tangible capital ratio was boosted by the Company’s participation in the CPP in early 2009 as discussed above. The tangible capital ratio is defined as tangible equity as a percentage of tangible assets. This ratio excludes amounts related to goodwill and other intangible assets. Tangible common equity to tangible assets, which further excludes outstanding preferred stock, was 5.25% at December 31, 2009 compared to 5.08% at year-end 2008.

Consistent with the objective of operating a sound financial organization, the Company’s goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios as of December 31, 2009 and the regulatory minimums are as follows.

	Farmers Capital Bank Corporation	Regulatory Minimum
Tier 1 risk-based	13.95%	4.00%
Total risk-based	15.20	8.00
Leverage	8.15	4.00

In the summer of 2009 the Federal Reserve Bank of St. Louis (“FRB St. Louis”) conducted an examination of the Parent Company.  Primarily due to the regulatory actions and capital requirements at three of the Company’s subsidiary banks (as discussed below), the FRB

St. Louis and Kentucky Department of Financial Institutions (“KDFI”) proposed the Company enter into a Memorandum of Understanding.  The Company’s board approved entry into the Memorandum of Understanding at a regular board meeting on October 26, 2009.  Pursuant to the Memorandum of Understanding, the Company agreed that it would develop an acceptable capital plan to ensure that the consolidated organization remains well-capitalized and each of its subsidiary banks meet the capital requirements imposed by their regulator as described below. The Company also agreed to reduce its next quarterly common stock dividend from $.25 per share down to $.10 per share and not make interest payments on the Company’s trust preferred securities or dividends on its common or preferred stock without prior approval from FRB St. Louis. The Company received approval for both its regularly scheduled trust preferred payments and dividends on its Series A preferred stock through the end of 2009, as well as its $.10 per share dividend on its common stock that was declared on October 26, 2009. Representatives of FRB St. Louis have indicated to the Company that as long as the Company’s subsidiaries show adequate normalized earnings to support the quarterly payments on its trust preferred securities and quarterly dividends on its Series A preferred stock and common stock, they will provide the required prior approval. The Company also received approval for its regularly scheduled trust preferred interest payment through the first quarter of 2010 and dividends on its Series A preferred stock that was paid on February 16, 2010 (the last time such approval was requested by the Company). The Company determined to forego the dividend that has historically been declared on its common stock in the first quarter of 2010 in an effort to conserve capital.

The table below is an analysis of dividend payout ratios and equity to asset ratios for the previous five years.

Years Ended December 31,	2009	2008	2007	2006	2005
Percentage of common dividends declared to (loss) income from continuing operations	NM	220.96%	64.52%	78.89%	61.67%
Percentage of average shareholders’ equity to average total assets1	8.72%	7.86	9.33	10.04	10.19
1Excludes assets of discontinued operations in 2006 and 2005.
NM-Not meaningful.

Bank Subsidiaries

The Company’s subsidiary banks are subject to capital-based regulatory requirements which place banks in one of five categories based upon their capital levels and other supervisory criteria.  These five categories are: (1) well-capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized.  To be well-capitalized, a bank must have a Tier 1 leverage capital ratio (“Leverage Ratio”) of at least 5% and a total risk-based capital ratio (“Risk-Based Ratio”) of at least 10%.1  As of December 31, 2009, the Company’s five subsidiary banks had the following capital ratios for regulatory purposes:

	Tier 1 Leverage Capital Ratio	Total Risk-Based Capital Ratio

Farmers Bank	7.68%	15.66%
United Bank	7.35%	13.75%
Lawrenceburg Bank	5.46%	11.50%
First Citizens Bank	7.96%	12.76%
Citizens Northern	6.23%	10.95%

While each of the Company’s subsidiary banks was well-capitalized as of December 31, 2009, some of their capital levels have decreased over the past eighteen months as a result of the economic downturn that began in 2008.  As a result of the turmoil in the banking markets and continued difficulty many banks are experiencing with their loan portfolios, bank regulatory agencies are increasingly requiring banks to maintain higher capital reserves as a cushion for dealing with any further deterioration in their loan portfolios.  The agencies that regulate the Company’s banks have determined, in the wake of examinations, that the three Company subsidiaries identified below may require future capital infusions in order to satisfy higher regulatory capital ratios.

Farmers Bank.  Farmers Bank was the subject of a regularly scheduled examination by the KDFI which was conducted in mid-September 2009.  As a result of this examination, the KDFI and FRB St. Louis have entered into a Memorandum of Understanding with Farmers Bank.  The Memorandum of Understanding, among other things, requires that Farmers Bank obtain written consent prior to declaring or paying the Parent Company a cash dividend and to achieve and maintain increasing Leverage Ratios of 7.5%, 7.75%, and 8.0% by

1	The Leverage Ratio is computed by dividing a bank’s Total Capital, as defined by regulation, by its total average assets.

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

December 31, 2009, March 31, 2010, and June 30, 2010, respectively.  On October 6, 2009 the Parent Company injected from its reserves $11 million in capital into Farmers Bank. Farmers Bank has further agreed that if at the time of the proposed merger of Lawrenceburg Bank into Farmers Bank, which is anticipated to occur during the second quarter of 2010, the combined bank has a Leverage Ratio of less than 8.0% and the Parent Company has obtained additional capital by that time, the Parent Company will inject additional capital to raise the Leverage Ratio to 8.0%. At December 31, 2009 Farmers Bank had a Tier 1 Leverage Ratio of 7.68% and a Total Risk-Based Ratio of 15.66%.

Lawrenceburg Bank.  As a result of an examination conducted in March 2009, on May 15, 2009, Lawrenceburg Bank entered into a Memorandum of Understanding with the FRB St. Louis and the KDFI. The Memorandum of Understanding, among other things, requires Lawrenceburg Bank to achieve and maintain a Leverage Ratio of at least 8%.  On October 23, 2009, the Company announced that it is in the preliminary stages of merging Lawrenceburg Bank into Farmers Bank.  The Company applied for regulatory approval for the merger in the first quarter of 2010 with an anticipated effective date for the merger in the second quarter of 2010. In light of the proposed merger of Lawrenceburg Bank into Farmers Bank, the KDFI and FRB St. Louis have agreed that at this time no additional capital needs to be infused in Lawrenceburg Bank.  At the time of the planned merger, however, the Company may be required to inject additional capital into Farmers Bank as a result of the merger depending on the operating results of Farmers Bank and Lawrenceburg Bank in the period leading up to the time of the planned merger. At December 31, 2009 Lawrenceburg Bank had a Tier 1 Leverage Ratio of 5.46% and a Total Risk-Based Ratio of 11.50%

United Bank.  As a result of an examination conducted in late July and early August of 2009, the FDIC proposed United Bank enter into a Cease and Desist Order (“Order”) primarily as a result of its level of non-performing assets.  While United Bank articulated to the FDIC and KDFI its strong objection and disagreement that an Order was appropriate (especially given the actions taken by United Bank prior to the examination to identify and manage its non-performing assets), United Bank has negotiated certain content and requirements of the proposed Order and, as a result, voluntarily consented to the Order.  Among its requirements, the Order requires United Bank to achieve (1) leverage ratios of 7.5%, 7.75%, and 8.0% by December 31, 2009, March 31, 2010, and June 30, 2010, respectively, and (2) a Total Risk-Based Ratio of 12% immediately.  On October 6, 2009 the Parent Company injected $10.5 million from its reserves into United Bank. At December 31, 2009 United Bank had a Tier 1 Leverage Ratio of 7.35% and a Total Risk-Based Ratio of 13.75%. The Leverage Ratio of 7.35% was below the required 7.5% amount at year-end 2009 as stated in the Order; however, the Leverage Ratio was 7.68% after adjusting for the year-end 2009 goodwill impairment charge that reduced total assets at United Bank. The reduction in assets attributed to goodwill did not immediately impact average assets (the denominator in calculating the Leverage Ratio). The impact of the goodwill charge will positively impact the Leverage Ratio beginning in 2010.

The Company may fund any additional external capital requirements of Farmers Bank, United Bank or any of its other banking subsidiaries from future public or private sales of securities at an appropriate time or from existing resources of the Company.

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

Shareholder Information
As of February 2, 2010, the Company had 3,075 shareholders of record.

Stock Prices
Farmers Capital Bank Corporation’s common stock is traded on the NASDAQ Stock Market LLC exchange in the Global Select Market tier, with sales prices reported under the symbol: FFKT. The table below lists the stock prices and dividends declared for 2009 and 2008.

Stock Prices

	High	Low	Dividends Declared
2009
Fourth Quarter	$18.04	$9.08	$.10
Third Quarter	26.90	17.10	.25
Second Quarter	27.11	14.62	.25
First Quarter	25.99	11.10	.25

2008
Fourth Quarter	$30.05	$16.00	$.33
Third Quarter	32.70	17.25	.33
Second Quarter	26.99	17.01	.33
First Quarter	28.40	23.20	.33

The closing price per share of common stock on December 31, 2009, the last trading day of the Company’s fiscal year, was $10.22. Dividends declared per share were $.85 and $1.32 for 2009 and 2008, respectively.

Recently Issued Accounting Standards
Please refer to the caption “Recently Issued But Not Yet Effective Accounting Standards” in Note 1 of the Company’s 2009 audited consolidated financial statements.

2008 Compared to 2007
Consolidated net income for 2008 was $4.4 million, a decrease of $11.2 million or 71.9% compared to $15.6 million for 2007. Basic and diluted net income per share for 2008 was $.60, a decrease of $1.43 or 70.4% compared to $2.03 per share for 2007. The decrease in net income for 2008 was driven mainly by a $9.7 million aggregate after-tax loss on the Company’s GSE preferred stock investments. The loss on the GSE investments was primarily attributed to the sharp decline in value after the announcement that the GSE’s were suspending dividend payments and being placed into conservatorship. The ratings agencies then followed by downgrading the preferred stocks of the GSE’s to below investment grade.

For 2008, the Company reported a $572 thousand or 1.0% increase in net interest income, primarily as a result of lower interest expense and additional net interest income from the $200 balance sheet leverage transaction that occurred late during 2007. The provision for loan losses increased $1.7 million or 46.3% as the Company increased its allowance for loan losses to 1.28% from 1.10% for 2007 due to credit deterioration. Excluding securities transactions, noninterest income was relatively flat at $23.9 million in 2008 compared to $24.2 million for 2007. Noninterest expense increased $1.3 million or 2.2% in 2008 compared to 2007 led by higher deposit insurance and expenses related to foreclosed real estate.

The overall economic environment that began to show signs of weakness during 2007 deteriorated significantly in 2008, particularly in the third and fourth quarters. Financial markets experienced widespread illiquidity and unprecedented levels of volatility. Slower economic growth (including negative GDP growth in the third and fourth quarters), declines in credit availability, lower consumer confidence, increasing unemployment rates, and lower corporate earnings all contributed to significant economic challenges for the Company in 2008. As a result of the unprecedented market conditions, U.S. government agencies, including the Treasury, the Federal Reserve Board, and others, intervened by enacting broad legislation and regulatory initiatives attempting to stabilize the U.S. financial system. Efforts include injecting hundreds of billions of dollars into banks and other financial services firms, lowering overnight targeted interest rates to near zero percent, increasing deposit insurance coverage, and guaranteeing certain debt, among other actions.

Housing market declines, falling home prices, increasing foreclosures, and higher unemployment negatively impacted the credit quality and certain collateral values of the Company’s real estate loan portfolio, particularly in real estate development. This resulted in higher nonperforming assets and charge-offs and negatively impacted net interest margin.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated by reference to Part II, Item 7 under the caption “Market Risk Management” on pages 54 and 55 of this Form 10-K.

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

The Company’s 2009 consolidated financial statements have been audited by Crowe Horwath LLP independent accountants. Management has made available to Crowe Horwath LLP all financial records and related data, as well as the minutes of Boards of Directors’ meetings.  Management believes that all representations made to Crowe Horwath LLP during the audit were valid and appropriate.

Lloyd C. Hillard, Jr.	C. Douglas Carpenter
President and CEO	Senior Vice President, Secretary, and CFO

March 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Farmers Capital Bank Corporation
Frankfort, Kentucky

We have audited the accompanying consolidated balance sheets of Farmers Capital Bank Corporation as of December 31, 2009 and 2008 and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009.  We also have audited Farmer Capital Bank Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Farmers Capital Bank Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Farmers Capital Bank Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion Farmers Capital Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

Crowe Horwath LLP
Louisville, Kentucky
March 12, 2010

Consolidated Balance Sheets

December 31, (In thousands, except share data)	2009	2008
Assets
Cash and cash equivalents:
Cash and due from banks	$35,841	$87,656
Interest bearing deposits in other banks	175,926	94,823
Federal funds sold and securities purchased under agreements to resell	6,569	8,296
Total cash and cash equivalents	218,336	190,775
Investment securities:
Available for sale, amortized cost of $547,021 (2009) and $526,698 (2008)	557,021	534,295
Held to maturity, fair value of $922 (2009) and $1,667 (2008)	975	1,814
Total investment securities	557,996	536,109
Loans, net of unearned income	1,271,942	1,312,580
Allowance for loan losses	(23,364)	(16,828)
Loans, net	1,248,578	1,295,752
Premises and equipment, net	39,121	43,046
Company-owned life insurance	36,626	35,396
Goodwill		52,408
Other intangible assets, net	4,989	6,941
Other real estate owned	31,232	14,446
Other assets	34,684	27,294
Total assets	$2,171,562	$2,202,167
Liabilities
Deposits:
Noninterest bearing	$214,518	$241,518
Interest bearing	1,418,915	1,352,597
Total deposits	1,633,433	1,594,115
Term federal funds purchased and other short-term borrowings	47,215	77,474
Securities sold under agreements to repurchase and other long-term borrowings	267,962	286,691
Subordinated notes payable to unconsolidated trusts	48,970	48,970
Dividends payable	925	2,427
Other liabilities	25,830	24,194
Total liabilities	2,024,335	2,033,871

Commitments and contingencies (Notes 14 and 16)

Shareholders’ Equity
Preferred stock, no par value 1,000,000 shares authorized; 30,000 Series A shares issued and outstanding at December 31, 2009; Liquidation preference of $30,000 at December 31, 2009	28,348
Common stock, par value $.125 per share; 14,608,000 shares authorized; 7,378,605 and 7,357,362 shares issued and outstanding at December 31, 2009 and 2008, respectively	922	920
Capital surplus	50,476	48,222
Retained earnings	63,617	116,419
Accumulated other comprehensive income	3,864	2,735
Total shareholders’ equity	147,227	168,296
Total liabilities and shareholders’ equity	$2,171,562	$2,202,167
See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations

(In thousands, except per share data)
Years Ended December 31,	2009	2008	2007
Interest Income
Interest and fees on loans	$76,614	$86,596	$94,941
Interest on investment securities:
Taxable	20,424	22,894	12,627
Nontaxable	3,570	3,231	3,356
Interest on deposits in other banks	278	133	64
Interest on federal funds sold and securities purchased under agreements to resell	24	1,066	3,269
Total interest income	100,910	113,920	114,257
Interest Expense
Interest on deposits	33,197	39,045	45,157
Interest on federal funds purchased and other short-term borrowings	453	1,785	4,504
Interest on subordinated notes payable to unconsolidated trusts	2,178	2,865	2,394
Interest on securities sold under agreements to purchase and other long-term borrowings	11,237	11,435	3,984
Total interest expense	47,065	55,130	56,039
Net interest income	53,845	58,790	58,218
Provision for loan losses	20,768	5,321	3,638
Net interest income after provision for loan losses	33,077	53,469	54,580
Noninterest Income
Service charges and fees on deposits	9,347	9,847	10,320
Allotment processing fees	5,403	4,791	4,363
Other service charges, commissions, and fees	4,414	4,346	4,164
Data processing income	1,317	1,087	1,227
Trust income	1,763	2,032	2,053
Investment securities gains (losses), net	3,488	(166)
Other-than-temporary impairment of investment securities		(13,962)
Gains on sale of mortgage loans, net	1,034	407	591
Income from company-owned life insurance	1,282	1,235	1,278
Other	121	193	161
Total noninterest income	28,169	9,810	24,157
Noninterest Expense
Salaries and employee benefits	29,816	30,174	31,420
Occupancy expenses, net	4,991	4,515	4,261
Equipment expenses	3,075	3,187	3,232
Data processing and communications expenses	5,568	5,423	4,770
Bank franchise tax	2,265	2,158	2,086
Correspondent bank fees	1,009	1,040	721
Goodwill impairment	52,408
Amortization of intangibles	1,952	2,602	3,362
Deposit insurance expense	3,777	1,038	226
Other real estate expenses, net	2,074	606	(155)
Other	8,206	9,355	8,900
Total noninterest expense	115,141	60,098	58,823
(Loss) income before income taxes	(53,895)	3,181	19,914
Income tax (benefit) expense	(9,153)	(1,214)	4,287
Net (loss) income	(44,742)	4,395	15,627
Dividends and accretion on preferred shares	(1,802)
Net (loss) income available to common shareholders	$(46,544)	$4,395	$15,627
Per Common Share
Net (loss) income – basic and diluted	$(6.32)	$.60	$2.03
Cash dividends declared	.85	1.32	1.32
Weighted Average Shares Outstanding
Basic and diluted	7,365	7,357	7,706
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)
Years Ended December 31,	2009	2008	2007
Net (loss) income	$(44,742)	$4,395	$15,627
Other comprehensive income:
Unrealized holding gain on available for sale securities arising during the period on securities held at end of period, net of tax of $2,028, $2,613, and $830, respectively	3,767	4,853	1,542
Reclassification adjustment for prior period unrealized loss previously reported in other comprehensive income recognized during current period, net of tax of $1,187, $85, and $5, respectively	(2,204)	(158)	10
Change in unfunded portion of postretirement benefit obligations, net of tax of $234, $613 and $603, respectively	(434)	1,146	1,120
Other comprehensive income	1,129	5,841	2,672
Comprehensive (loss) income	$(43,613)	$10,236	$18,299
See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share data)						Accumulated Other	Total
Years Ended	Preferred	Common Stock		Capital	Retained	Comprehensive	Shareholders’
December 31, 2009, 2008, and 2007	Stock	Shares	Amount	Surplus	Earnings	(Loss) Income	Equity
Balance at January 1, 2007		7,895	$988	$53,201	$128,652	$(5,778)	$177,063
Net income					15,627		15,627
Other comprehensive income						2,672	2,672
Cash dividends declared, $1.32 per share					(10,082)		(10,082)
Purchase of common stock		(584)	(73)	(6,877)	(11,699)		(18,649)
Stock options exercised, including related tax benefits		63	7	1,540			1,547
Shares issued pursuant to Employee Stock Purchase Plan		11	1	253			254
Expense related to employee stock purchase plan and stock options				59			59
Balance at December 31, 2007		7,385	923	48,176	122,498	(3,106)	168,491
Net income					4,395		4,395
Other comprehensive income						5,841	5,841
Cash dividends declared, $1.32 per share					(9,711)		(9,711)
Purchase of common stock		(43)	(5)	(281)	(763)		(1,049)
Stock options exercised, including related tax benefits		1		30			30
Shares issued pursuant to Employee Stock Purchase Plan		14	2	250			252
Expense related to employee stock purchase plan				47			47
Balance at December 31, 2008		7,357	920	48,222	116,419	2,735	168,296
Issuance of 30,000 shares of Series A preferred stock	$28,008						28,008
Issuance of common stock warrant				1,952			1,952
Net loss					(44,742)		(44,742)
Other comprehensive income						1,129	1,129
Cash dividends declared-common, $.85 per share					(6,258)		(6,258)
Preferred stock dividends					(1,462)		(1,462)
Preferred stock discount accretion	340				(340)
Shares issued pursuant to Employee Stock Purchase Plan		22	2	247			249
Expense related to employee stock purchase plan				55			55
Balance at December 31, 2009	$28,348	7,379	$922	$50,476	$63,617	$3,864	$147,227
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Years Ended December 31, (In thousands)	2009	2008	2007
Cash Flows from Operating Activities
Net (loss) income	$(44,742)	$4,395	$15,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,077	6,642	7,477
Net amortization (accretion) of investment security discounts:
Available for sale	955	(179)	(1,132)
Held to maturity	(1)		1
Provision for loan losses	20,768	5,321	3,638
Goodwill impairment	52,408
Deferred income tax benefit	(9,905)	(2,046)	(1,807)
Noncash stock option expense and employee stock purchase plan expense	55	47	59
Mortgage loans originated for sale	(45,806)	(17,347)	(19,684)
Proceeds from sale of mortgage loans	46,994	16,185	21,081
Gains on sale of mortgage loans, net	(1,034)	(407)	(591)
Loss on disposal of premises and equipment, net	183	17	89
Loss (gain) on sale of repossessed assets	1,074	(149)	(365)
Net (gain) loss on sale of available for sale investment securities	(3,488)	166
Other-than-temporary impairment of investment securities		13,962
Decrease (increase) in accrued interest receivable	2,787	1,169	(1,602)
Income from company-owned life insurance	(1,230)	(1,225)	(1,242)
(Increase) decrease in other assets	(1,027)	(5,666)	1,874
(Decrease) increase in accrued interest payable	(1,126)	(634)	1,672
Increase (decrease) increase in other liabilities	2,095	432	(2,656)
Net cash provided by operating activities	25,037	20,683	22,439
Cash Flows from Investing Activities
Proceeds from maturities and calls of investment securities:
Available for sale	239,192	219,724	323,155
Held to maturity	840	2,030	3,943
Proceeds from sale of available for sale investment securities	183,002	34,055	20,009
Purchases of available for sale investment securities	(439,983)	(252,167)	(555,792)
Loans originated for investment, net of principal collected	5,920	(36,357)	(100,328)
Purchase of PNC Military Allotment operations, net of cash acquired			(1,943)
Purchase price refinements of previous acquisitions			50
Investment in unconsolidated trusts			(696)
Purchases of premises and equipment	(2,165)	(10,640)	(5,245)
Proceeds from sale of repossessed assets	3,978	6,348	3,473
Proceeds from disposals of equipment	422	2,357	330
Net cash used in investing activities	(8,794)	(34,650)	(313,044)
(table continues on next page)

Cash Flows from Financing Activities
Net increase in deposits	39,318	120,018	8,407
Net (decrease) increase in federal funds purchased and other short-term borrowings	(30,259)	(3,281)	4,037
Proceeds from securities sold under agreements to purchase and other long-term debt		27,000	249,196
Repayments of securities sold under agreements to purchase and other long-term debt	(18,729)	(7,648)	(20,879)
Proceeds from issuance of preferred stock, net of issue costs	29,961
Dividends paid, common and preferred stock	(9,222)	(9,720)	(11,118)
Purchase of common stock		(1,049)	(18,649)
Shares issued under Employee Stock Purchase Plan	249	252	254
Stock options exercised and related tax benefits		30	1,669
Net cash provided by financing activities	11,318	125,602	212,917
Net increase (decrease) in cash and cash equivalents	27,561	111,635	(77,688)
Cash and cash equivalents at beginning of year	190,775	79,140	156,828
Cash and cash equivalents at end of year	$218,336	$190,775	$79,140
Supplemental Disclosures
Cash paid during the year for:
Interest	$48,191	$55,764	$54,367
Income taxes	2,450	6,600	9,854
Transfers from loans to other real estate	20,332	14,622	3,952
Transfers from premises to other real estate	1,506
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

Principles of Consolidation and Nature of Operations
The consolidated financial statements include the accounts of Farmers Capital Bank Corporation (the “Company” or “Parent Company”), a bank holding company, and its bank and nonbank subsidiaries. Bank subsidiaries include Farmers Bank & Capital Trust Company (“Farmers Bank”) in Frankfort, KY and its significant wholly-owned subsidiaries Leasing One Corporation (“Leasing One”) and Farmers Capital Insurance Corporation (“Farmers Insurance”). Leasing One is a commercial leasing company in Frankfort, KY and Farmers Insurance is an insurance agency in Frankfort, KY; First Citizens Bank in Elizabethtown, KY; United Bank & Trust Company (“United Bank”) in Versailles, KY which, during 2008, was the surviving company after the merger with two sister companies of Farmers Bank and Trust Company and Citizens Bank of Jessamine County; United Bank had one subsidiary at year-end 2009, EGT Properties, Inc. EGT Properties is involved in real estate management and liquidation for certain repossessed properties of United Bank; The Lawrenceburg Bank and Trust Company (“Lawrenceburg Bank”) in Lawrenceburg, KY; and Citizens Bank of Northern Kentucky, Inc. in Newport, KY (“Citizens Northern”); Citizens Northern had one subsidiary at year-end 2009, ENKY Properties, Inc. ENKY Properties is involved in real estate management and liquidation for certain repossessed properties of Citizens Northern.

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

Reclassifications
Certain amounts in the accompanying consolidated financial statements presented for prior years have been reclassified to conform to the 2009 presentation. These reclassifications do not affect net income or total shareholders’ equity as previously reported.

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

Cash Flows
For purposes of reporting cash flows, cash and cash equivalents include the following: cash on hand, deposits from other financial institutions that have an initial maturity of less than 90 days when acquired by the Company, federal funds sold, and securities purchased under agreements to resell. Generally, federal funds sold and securities purchased under agreements to resell are purchased and sold for one-day periods.  Net cash flows are reported for loan, deposit, and short-term borrowing transactions.

Investment Securities
Investments in debt and equity securities are classified into three categories. Securities that management has the positive intent and ability to hold until maturity are classified as held to maturity. Securities that are bought and held specifically for the purpose of selling them in the near term are classified as trading securities. The Company had no securities classified as trading during 2009, 2008, or 2007. All other securities are classified as available for sale.  Securities are designated as available for sale if they might be sold before maturity. Securities classified as available for sale are carried at estimated fair value. Unrealized holding gains and losses for available for sale securities are reported net of deferred income taxes in other comprehensive income.  Investments classified as held to maturity are carried at amortized cost.

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

The Company evaluates investment securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. A decline in the market value of investment securities below cost that is deemed other-than-temporary results in a charge to earnings and the establishment of a new cost basis for the security. Substantially all of the Company’s investment securities are debt securities. In estimating OTTI for debt securities, management considers each of the following: (1) the length of time and extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery in fair value. The assessment of whether an OTTI charge exists involves a high degree of subjectivity and judgment and is based on the information available to the Company at a point in time.

Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under Financial Accounting Standard Board (“FASB”) Accounting Standards CodificationTM (“ASC”) 320, “Investments-Debt and Equity Securities”. In determining OTTI under ASC 320 the Company considers many factors, including those enumerated above. When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If the Company intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that it will be required to sell the security before recovery of its amortized cost basis less any current-period loss, OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

Federal Home Loan Bank (“FHLB”) and Federal Reserve Board stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Loans and Interest Income
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their unpaid principal amount outstanding adjusted for any charge-offs and any deferred fees or costs on originated loans. Interest income on loans is recognized using the interest method based on loan principal amounts outstanding during the period. Interest income also includes amortization and accretion of any premiums or discounts over the expected life of acquired loans at the time of purchase or business acquisition. Net fees and incremental direct costs associated with loan origination are deferred and amortized as yield adjustments over the contractual term of the loans.  Generally, the accrual of interest on loans is discontinued when it is determined that the collection of interest or principal is doubtful, or when a default of interest or principal has existed for 90 days or more, unless such loan is well secured and in the process of collection. Past due status is based on the contractual terms of the loan.  All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. Cash payments received on nonaccrual loans generally are applied to principal, and interest income is only recorded once principal recovery is reasonably assured. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loans Held for Sale
The Company’s operations include a limited amount of mortgage banking. Mortgage banking activities include the origination of fixed-rate residential mortgage loans for sale to various third-party investors. Mortgage loans originated and intended for sale in the secondary market, principally under programs with the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, and other commercial lending institutions are carried at the lower of cost or estimated market value determined in the aggregate and included in net loans on the balance sheet until sold. These loans are sold with the related servicing rights either retained or released by the Company depending on the economic conditions present at the time of origination. Mortgage loans held for sale included in net loans totaled $1,951,000 and $2,732,000 at December 31, 2009 and December 31, 2008, respectively. Mortgage banking revenues, including origination fees, servicing fees, net gains or losses on sales of mortgages, and other fee income were .97%, .44%, and .58%, of the Company’s total revenue for the years ended December 31, 2009, 2008, and 2007, respectively.

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

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

The risk-rated methodology includes segregating watch list and past due loans from the general portfolio and allocating specific amounts to these loans depending on their status. For example, watch list loans, which may be identified by the internal loan review risk-rating system or by regulatory examiner classification, are assigned a certain loss percentage while loans past due 30 days or more are assigned a different loss percentage. Each of these percentages considers past experience as well as current factors. The remainder of the general loan portfolio is segregated into three components having similar risk characteristics as follows:  commercial loans, consumer loans, and real estate loans. Each of these components is assigned a loss percentage based on their respective year historical loss percentage. Additional allocations to the allowance may then be made for subjective factors, such as those mentioned above, as determined by senior managers who are knowledgeable about these matters. During 2007, the Company further identified signs of deterioration in certain real estate development loans that continued into 2008 and 2009 and specific allowances related to these loans were recorded.

The Company accounts for impaired loans in accordance with ASC Topic 310, “Receivables”. ASC Topic 310 requires that impaired loans be measured at the present value of expected future cash flows, discounted at the loan’s effective interest rate, at the loan’s observable market price, or at the fair value of the collateral if the loan is collateral dependent. A loan is impaired when full payment under the contractual terms is not expected. Generally, impaired loans are also in nonaccrual status. In certain circumstances, however, the Company may continue to accrue interest on an impaired loan. Cash receipts on impaired loans are typically applied to the recorded investment in the loan, including any accrued interest receivable. Loans that are part of a large group of smaller-balance homogeneous loans, such as residential mortgage, consumer, and smaller-balance commercial loans, are collectively evaluated for impairment and, accordingly, they are not separately identified for impairment disclosures. Troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective interest rate at inception, or at the fair value of collateral.

Mortgage Servicing Rights
Mortgage servicing rights are recognized in other assets on the Company’s consolidated balance sheet at their initial fair value on loans sold. Fair value is based on market price for comparable mortgage servicing contracts. Mortgage servicing rights are subsequently measured using the amortization method in which the mortgage servicing right is expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates. Any impairment of a grouping is reported as a valuation allowance. Capitalized mortgage servicing rights were $463,000 and $333,000 at December 31, 2009 and 2008. No impairment of the asset was determined to exist on either of these dates.

Fair Value of Financial Instruments
Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 18.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.

Business Combinations
Prior to January 1, 2009, the Company accounted for its business acquisitions as a purchase in accordance with SFAS No. 141, whereby the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value. The excess of the purchase price over estimated fair value of the net identifiable assets is allocated to goodwill. Effective January 1, 2009, the Company adopted new accounting guidance under ASC Topic 805, “Business Combinations” that requires the recognition of noncontrolling interests, expensing acquisition related costs, and measuring goodwill or gain from a bargain purchase option, among other requirements.

The Company engages third-party appraisal firms to assist in determining the fair values of certain assets acquired and liabilities assumed. Determining fair value of assets and liabilities requires many assumptions and estimates. These estimates and assumptions are sometimes refined subsequent to the initial recording of the transaction with adjustments to goodwill as information is gathered and final appraisals are completed. There were no business combinations completed in 2009, 2008, or 2007.

Goodwill and Other Intangible Assets
Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.   Transaction costs, which were previously included as part of the purchase price, are now expensed as incurred. The Company did not enter into a business combination during 2009.

Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually and more frequently if events or circumstances indicate impairment could have taken place. Such events could include, among others, a significant adverse change in the business climate, an adverse action by a regulator, an unanticipated change in the competitive environment, or a decision to change the Company’s operations or disposal of a subsidiary. The Company performs its annual impairment test during the fourth quarter.  Goodwill was the only intangible asset with an indefinite life on the Company’s balance sheets. See Note 21 for further discussion of the Company’s 2009 goodwill impairment analysis.

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Such intangible assets consist of core deposit and acquired customer relationship intangible assets arising from business acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which range between seven and 10 years.

Other Real Estate Owned
Other real estate owned and held for sale in the accompanying consolidated balance sheets includes properties acquired by the Company through actual loan foreclosures. Other real estate owned is carried at the lower of cost or fair value less estimated costs to sell. Fair value of assets is generally based on third party appraisals of the property that includes comparable sales data. If the carrying amount exceeds fair value less estimated costs to sell, an impairment loss is recorded through expense. Costs after acquisition are expensed.

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

The Company adopted guidance issued by the FASB with respect to accounting for uncertainty in income taxes as of January 1, 2007.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  Adopting this guidance did not materially impact the Company’s results of operations or financial condition.

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

Net income per common share computations were as follows at December 31, 2009, 2008, and 2007.

(In thousands, except per share data) Years Ended December 31,	2009	2008	2007
Net (loss) income, basic and diluted	$(44,742)	$4,395	$15,627
Preferred stock dividends and discount accretion	(1,802)
Net (loss) income available to common shareholders, basic and diluted	$(46,544)	$4,395	$15,627

Average common shares outstanding, basic and diluted	7,365	7,357	7,706

Net (loss) income per common share, basic and diluted	$(6.32)	$.60	$2.03

Stock options for 57,621 shares of common stock for 2009 and 59,621 shares of common stock for 2008 and 2007 were not included in the determination of dilutive earnings per common share because they were antidilutive. There were 223,992 potential common shares associated with a warrant issued to the U.S. Treasury that were excluded from the computation of earnings per common share for 2009 because they were antidilutive. There were no warrants outstanding prior to 2009.

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

Restrictions on Cash
Included in interest bearing deposits in other banks on the consolidated balance sheets are certain amounts that are held at the Federal Reserve Bank in accordance with reserve requirements specified by the Federal Reserve Board of Governors. Prior to 2008, amounts held at the Federal Reserve Bank were included in noninterest cash and due from banks. Since October 2008, these balances earn interest. The reserve requirement was $12,827,000 and $17,877,000 at December 31, 2009 and 2008, respectively.

Equity
Outstanding common shares purchased by the Company are retired. When common shares are purchased, the Company allocates a portion of the purchase price of the common shares that are retired to each of the following balance sheet line items: common stock, capital surplus, and retained earnings.

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

The Company’s ESPP was approved by its shareholders at the Company’s 2004 annual meeting. The purpose of the ESPP is to provide a means by which eligible employees may purchase, at a discount, shares of common stock of the Company through payroll withholding. The purchase price of the shares is equal to 85% of their fair market value on specified dates as defined in the plan. The ESPP was effective beginning July 1, 2004. There were 21,243, 14,497, and 10,557 shares issued under the plan during 2009, 2008, and 2007, respectively. Compensation expense related to the ESPP included in the accompanying statements of income was $55,000, $47,000, and $47,000 in 2009, 2008, and 2007, respectively.

Following are the weighted average assumptions used and estimated fair market value for the ESPP, which is considered a compensatory plan under ASC Topic 718, “Compensation-Stock Compensation”.

	ESPP
	2009	2008	2007
Dividend yield	4.63%	4.24%	3.97%
Expected volatility	56.8	24.1	15.3
Risk-free interest rate	.14	1.85	4.75
Expected life (in years)	.25	.25	.25

Fair value	$3.67	$4.05	$5.12

Adoption of New Accounting Standards
In June 2009 the FASB issued an accounting pronouncement establishing FASB Accounting Standards CodificationTM as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) applicable to all nongovernmental entities effective July 1, 2009. ASC superseded then-existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and

related literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal securities laws are also sources of GAAP for SEC registrants. All other accounting literature is non-authoritative.

The FASB no longer issues standards in the form of Statements of Financial Accounting Standards, FASB Staff Position’s, or EITF Abstracts. Instead, the FASB will issue Accounting Standards Updates (“ASU”), which will serve only to: (a) update the ASC; (b) provide background information about the guidance; and (c) provide the basis for conclusions on changes in the ASC. The move to ASC changes how companies refer to GAAP in financial statements and accounting policies. Companies will now cite relevant accounting content by referring to the specific Topic, Subtopic, Section, or Paragraph structure of the ASC. The adoption of this accounting pronouncement did not have a material impact on the Company’s consolidated financial position or results of operations.

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

The provisions of ASC 805 will only impact the Company if it enters into a business combination on or after January 1, 2009. The impact of adopting this accounting guidance will also depend on the nature of any contingencies associated with such acquisitions. There were no business combinations completed in 2009.

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

Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial position or results of operations. Reference is made to Note 2 for additional disclosures required by this Topic.

ASC Topic 825, “Financial Instruments”. Effective for the second quarter of 2009, the Company adopted new accounting guidance under ASC Topic 825. New accounting guidance under this Topic requires an entity to provide disclosures about fair value of financial instruments in interim financial information. It also amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. Under the new guidance, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial position or results of operations. Please refer to Note 18 for additional information related to the impact of adopting this guidance.

ASC Topic 820, “Fair Value Measurements and Disclosures”. Effective for the third quarter of 2009, the Company adopted new accounting guidance under ASC Topic 820. ASU 2009-05 includes amendments to Topic 820 for the fair value measurement of liabilities and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in Topic 820. The guidance under ASU 2009-05 was effective October 1, 2009. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

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

     2.  Investment Securities

The following tables summarize the amortized cost and estimated fair values of the securities portfolio at December 31, 2009 and 2008 and the corresponding amounts of gross unrealized gains and losses.  The summary is divided into available for sale and held to maturity securities.

	Amortized	Gross	Gross	Estimated
December 31, 2009 (In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$90,889	$162	$299	$90,752
Obligations of states and political subdivisions	107,190	2,423	655	108,958
Mortgage-backed securities – residential	315,546	10,446	473	325,519
U.S. Treasury securities	2,997	5		3,002
Money market mutual funds	910			910
Corporate debt securities	20,341	195	1,804	18,732
Equity securities	9,148			9,148
Total securities – available for sale	$547,021	$13,231	$3,231	$557,021
Held To Maturity
Obligations of states and political subdivisions	$975	$0	$53	$922

	Amortized	Gross	Gross	Estimated
December 31, 2008 (In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$34,068	$507	$8	$34,567
Obligations of states and political subdivisions	89,268	1,894	324	90,838
Mortgage-backed securities – residential	364,563	10,771	7	375,327
U.S. Treasury securities	10,218	38		10,256
Money market mutual funds	374			374
Corporate debt securities	19,265		5,274	13,991
Equity securities	8,942			8,942
Total securities – available for sale	$526,698	$13,210	$5,613	$534,295
Held To Maturity
Obligations of states and political subdivisions	$1,814	$9	$156	$1,667

At year-end 2009 and 2008, the Company held no investment securities of any single issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The amortized cost and estimated fair value of the securities portfolio at December 31, 2009, by contractual maturity, are detailed below. The summary is divided into available for sale and held to maturity securities. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities in the available for sale portfolio consist primarily of restricted FHLB and Federal Reserve Board stocks, which have no stated maturity and are not included in the maturity schedule that follows.

Mortgage-backed securities are stated separately due to the nature of payment and prepayment characteristics of these securities, as principal is not due at a single date.

	Available For Sale		Held To Maturity
	Amortized	Estimated	Amortized	Estimated
December 31, 2009 (In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$25,472	$25,582
Due after one year through five years	73,270	74,199
Due after five years through ten years	55,606	56,011
Due after ten years	67,979	66,562	$975	$922
Mortgage-backed securities – residential	315,546	325,519
Total	$537,873	$547,873	$975	$922

Gross realized gains and losses on the sale of available for sale investment securities were as follows for the year indicated.

(In thousands)	2009	2008	2007
Gross realized gains	$3,560	$713	$0
Gross realized losses	72	879
Net realized gain (loss)	$3,488	$(166)	$0
Income tax provision (benefit) related to net realized gains (losses)	$1,221	$(58)	$0

Proceeds from sales and calls of available for sale investment securities	$314,623	$94,039	$70,022

Gross losses for 2008 include $766,000 related to the sale of preferred stock investments in Federal National Mortgage Association and Federal Home Loan Mortgage Corporation (“GSE’s”).

Investment securities with a carrying value of $389,001,000 and $428,074,000 at December 31, 2009 and 2008 were pledged to secure public and trust deposits, repurchase agreements, and for other purposes.

Investment securities with unrealized losses at year-end 2009 and 2008 not recognized in income are presented in the tables below. The tables segregate investment securities that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or more. The table also includes the fair value of the related securities.

	Less than 12 Months		12 Months or More		Total
December 31, 2009 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$39,445	$299			$39,445	$299
Obligations of states and political subdivisions	22,795	552	$3,605	$156	26,400	708
Mortgage-backed securities – residential	41,120	473			41,120	473
Corporate debt securities			11,710	1,804	11,710	1,804
Total	$103,360	$1,324	$15,315	$1,960	$118,675	$3,284

	Less than 12 Months		12 Months or More		Total
December 31, 2008 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$2,237	$8			$2,237	$8
Obligations of states and political subdivisions	8,870	404	$6,545	$76	15,415	480
Mortgage-backed securities – residential	4,417	6	410	1	4,827	7
Corporate debt securities	10,573	2,500	3,029	2,774	13,602	5,274
Total	$26,097	$2,918	$9,984	$2,851	$36,081	$5,769

Unrealized losses included in the tables above have not been recognized in income since they have been identified as temporary. The Company evaluates investment securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market conditions warrant. Many factors are considered, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether market decline was effected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an OTTI charge exists involves a high degree of subjectivity and judgment and is based on the information available to the Company at a point in time.

As of December 31, 2009, the Company’s investment security portfolio had gross unrealized losses of $3.3 million. Unrealized losses on corporate debt securities comprised $1.8 million of the total unrealized loss, an improvement of $3.5 million or 65.8% from December 31, 2008. Corporate debt securities consist primarily of single-issuer trust preferred capital securities issued by national and global financial services firms. Each of these securities is currently performing and the issuers of these securities are rated as investment grade by major rating agencies, even though down grades have occurred with respect to certain securities within this group of holdings during the first half of 2009. The unrealized loss on corporate debt securities is primarily attributed to the general decline in financial markets and temporary illiquidity that began in 2008 and is not due to adverse changes in the expected cash flows of the individual securities. Overall market declines, particularly of banking and financial institutions, are a result of significant stress throughout the regional and national economy that began during 2008 and has not fully stabilized.

The Company attributes the unrealized losses in the other sectors of its securities portfolio mainly to the change in market interest rates represented by a higher yield curve, particularly maturities exceeding two years. In general, market rates exceed the yield available at the time many of the securities in the portfolio were purchased. The Company does not expect to incur a loss on these securities unless they are sold prior to maturity.

Corporate debt securities and other securities with unrealized losses held in the Company’s portfolio at December 31, 2009 are performing according to their contractual terms. The Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery. The Company does not consider any of the securities to be impaired due to reasons of credit quality or other factors.

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

3. Loans

Major classifications of loans are summarized as follows.

December 31, (In thousands)	2009	2008
Commercial, financial, and agricultural	$146,530	$144,788
Real estate – construction	211,744	260,524
Real estate mortgage – residential	466,018	444,487
Real estate mortgage – farmland and other commercial enterprises	386,626	390,424
Installment loans	36,727	45,135
Lease financing	26,765	30,234
Total loans	1,274,410	1,315,592
Less unearned income	(2,468)	(3,012)
Total loans, net of unearned income	$1,271,942	$1,312,580

Loans to directors, executive officers, and principal shareholders (including loans to affiliated companies of which they are principal owners) and loans to members of the immediate family of such persons were $24,767,000 and $23,574,000 at December 31, 2009 and 2008, respectively. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectability. An analysis of the activity with respect to these loans is presented in the table below.

(In thousands)	Amount
Balance, December 31, 2008	$23,574
New loans	4,164
Repayments	(5,477)
Loans no longer meeting disclosure requirements, new loans meeting disclosure requirements, and other adjustments, net	2,506
Balance, December 31, 2009	$24,767

4. Allowance for Loan Losses

Activity in the allowance for loan losses was as follows.

Years Ended December 31, (In thousands)	2009	2008	2007
Balance, beginning of year	$16,828	$14,216	$11,999
Provision for loan losses	20,768	5,321	3,638
Recoveries	536	1,833	733
Loans charged off	(14,768)	(4,542)	(2,154)
Balance, end of year	$23,364	$16,828	$14,216

The Company’s charge-off policy for impaired loans does not differ from the charge-off policy for loans outside the definition of impaired. Loans that are delinquent in excess of 120 days are charged off unless the collateral securing the debt is of such value that any loss appears to be unlikely.

Individually impaired loans were as follows for the dates indicated.

Years Ended December 31, (In thousands)	2009	2008
Year-end loans with no allocated allowance for loan losses	$47,746	$4,684
Year-end loans with allocated allowance for loan losses	60,723	43,670
Total	$108,469	$48,354

Amount of the allowance for loan losses allocated	$7,374	$3,619

Years Ended December 31, (In thousands)	2009	2008	2007
Average of individually impaired loans during year	$70,845	$34,364	$13,037
Interest income recognized during impairment	3,866	1,070	1,382
Cash-basis interest income recognized	3,257	880	683

Nonperforming loans were as follows.

December 31, (In thousands)	2009	2008
Nonaccrual loans	$56,630	$21,545
Restructured loans	17,911
Loans past due 90 days or more and still accruing	1,807	3,913
Total nonperforming loans	$76,348	$25,458

The Company has allocated $2,262,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2009.  The Company has committed to lend additional amounts totaling up to $350,000 to customers with outstanding loans that are classified as troubled debt restructurings.

5. Premises and Equipment

Premises and equipment consist of the following.

December 31, (In thousands)	2009	2008
Land, buildings, and leasehold improvements	$53,324	$54,564
Furniture and equipment	20,406	20,607
Total premises and equipment	73,730	75,171
Less accumulated depreciation and amortization	(34,609)	(32,125)
Premises and equipment, net	$39,121	$43,046

Depreciation and amortization of premises and equipment was $3,979,000, $3,883,000, and $3,938,000 in 2009, 2008, and 2007, respectively.

6. Deposit Liabilities

At December 31, 2009 the scheduled maturities of time deposits were as follows.

(In thousands)	Amount
2010	$667,915
2011	116,999
2012	75,845
2013	31,643
2014	5,509
Thereafter	7,067
Total	$904,978

Time deposits of $100,000 or more at December 31, 2009 and 2008 were $326,832,000 and $302,215,000, respectively.  Interest expense on time deposits of $100,000 or more was $11,159,000, $11,575,000, and $11,869,000 for 2009, 2008, and 2007, respectively.

Deposits from directors, executive officers, and principal shareholders (including deposits from affiliated companies of which they are principal owners) and deposits from members of the immediate family of such persons were $30,025,000 and $28,100,000 at December 31, 2009 and 2008, respectively. Such deposits were accepted in the normal course of business on substantially the same terms as those prevailing at the time for comparable transactions with other customers.

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

December 31, (Dollars in thousands)	2009	2008
Federal funds purchased and securities sold under agreement to repurchase	$46,941	$73,187
Overnight FHLB advances		3,500
Other	274	787
Total short-term	$47,215	$77,474

Average balance during the year	$62,946	$81,180
Maximum month-end balance during the year	105,844	125,096
Average interest rate during the year	.72%	2.20%
Average interest rate at year-end	.79	.74

8. Term Securities Sold Under Agreements to Repurchase and Other Long-term Borrowings

Long-term securities sold under agreements to repurchase and other borrowings represent borrowings with an original maturity of one year or more. The table below displays a summary of the ending balance and average rate for borrowed funds on the dates indicated.

		Average		Average
December 31, (Dollars in thousands)	2009	Rate	2008	Rate
FHLB advances	$67,630	3.98%	$86,116	3.85%
Subordinated notes payable	48,970	4.11	48,970	5.94
Securities sold under agreements to repurchase	200,000	3.95	200,000	3.95
Other	332	2.32	575	2.32
Total long-term	$316,932	3.98%	$335,661	4.21%

Long-term FHLB advances are made pursuant to several different credit programs, which have their own interest rates and range of maturities. Interest rates on FHLB advances totaling $67,630,000 are fixed and range between 2.60% and 6.90%, averaging 3.98%, over a remaining maturity period of up to 11 years as of December 31, 2009. Long-term FHLB borrowings totaling $30,000,000 at year-end 2009 are putable quarterly. Long-term FHLB advances of $10,000,000 are convertible to a floating interest rate. These advances may convert, at FHLB’s option, to a floating interest rate indexed to the three-month LIBOR only if LIBOR equals or exceeds 7%. At year-end 2009, three-month LIBOR was at .25%.

For FHLB advances, the subsidiary banks pledge FHLB stock and fully disbursed, otherwise unencumbered, 1-4 family first mortgage loans as collateral for these advances as required by the FHLB. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to an additional $54,895,000 from the FHLB at year-end 2009.

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

The subordinated notes are redeemable in whole or in part, without penalty, at the Company’s option on or after September 30, 2010 and mature on September 30, 2035 with respect to Trust I and Trust II.  For Trust III, the subordinated notes are redeemable in whole or in part, without penalty, at the Company’s option on or after November 1, 2012. The notes are junior in right of payment of all present and future senior indebtedness. At December 31, 2009 and 2008 the balance of the subordinated notes payable to Trust I, Trust II, and Trust III was $10,310,000, $15,464,000, and $23,196,000, respectively. The interest rates in effect as of the last determination date in 2009 were 1.78%, 1.93%, and 6.60% for Trust I, Trust II, and Trust III, respectively. For 2008 these rates were 5.26%, 5.41%, and 6.60% for Trust I Trust II, and Trust III, respectively.

The Company is not considered the primary beneficiary of the Trusts (variable interest entity); therefore the Trusts are not consolidated into its financial statements. Accordingly, the Company does not report the securities issued by the Trusts as liabilities, but instead reports as liabilities the subordinated notes issued by the Company and held by the Trusts.  The Company, which owns all of the common securities of the Trusts, accounts for its investment in each of the Trusts as assets.  The Company records interest expense on the corresponding notes issued to the Trusts on its statement of income.

The subordinated notes may be included in Tier 1 capital (with certain limitations applicable) under current regulatory capital guidelines and interpretations.  The amount of subordinated notes in excess of the limit may be included in Tier 2 capital, subject to restrictions.

During 2007, the Company entered into a balance sheet leverage transaction whereby it borrowed $200,000,000 in multiple fixed rate term repurchase agreements with an initial weighted average cost of 3.95% and invested the proceeds in Government National Mortgage Association (“GNMA”) bonds, which were pledged as collateral. The Company is required to secure the borrowed funds by GNMA bonds valued at 106% of the outstanding principal balance. The borrowings have maturity dates ranging from November 2010 to November 2017, with a weighted average remaining maturity of 4.9 years. At December 31, 2009 $150,000,000 of the borrowings are putable quarterly and the remaining $50,000,000 putable quarterly beginning in the fourth quarter of 2012. The repurchase agreements are held by each of the Company’s four subsidiary banks that are participating in the transaction and are guaranteed by the Parent Company.

Maturities of long-term borrowings at December 31, 2009 are as follows.

(In thousands)	Amount
2010	$64,248
2011	12,084
2012	61,814
2013	2,000
2014	8,083
Thereafter	168,703
Total	$316,932

     9.  Income Taxes

The components of income tax expense are as follows.

December 31, (In thousands)	2009	2008	2007
Currently payable	$752	$832	$6,094
Deferred	(9,905)	(2,046)	(1,807)
Total applicable to operations	(9,153)	(1,214)	4,287
Deferred tax (credited) charged to components of shareholders’ equity:
Unfunded status of postretirement benefits	(234)	617	(139)
Net unrealized securities gains	841	2,528	836
Total income taxes	$(8,546)	$1,931	$4,984

An analysis of the difference between the effective income tax rates and the statutory federal income tax rate follows.

December 31,	2009	2008	2007
Federal statutory rate	35.0%	35.0%	35.0%
Changes from statutory rates resulting from:
Tax-exempt interest	3.0	(48.1)	(8.1)
Nondeductible interest to carry tax-exempt obligations	(.3)	5.7	1.1
Goodwill impairment	(22.7)
Tax credits	.8	(14.6)	(2.7)
Premium income not subject to tax	.6	(9.2)	(1.9)
Company-owned life insurance	.8	(13.5)	(2.1)
Dividend exclusion		(4.8)
Other, net	(.2)	11.3	.2
Effective tax rate on pretax income	17.0%	(38.2)%	21.5%

The tax effects of the significant temporary differences that comprise deferred tax assets and liabilities at December 31, 2009 and 2008 follows.

December 31, (In thousands)	2009	2008
Assets
Allowance for loan losses	$8,192	$5,901
Deferred directors’ fees	269	263
Postretirement benefit obligations	4,419	3,727
Other real estate owned	307	82
Partnership investments	337
Self-funded insurance	167	175
Paid time off	712	712
Alternative minimum tax credits	814	587
Low income housing credits	38	193
Intangibles	4,002
Other	63	39
Total deferred tax assets	19,320	11,679
Liabilities
Depreciation	360	564
Unrealized gains on available for sale investment securities, net	3,500	2,659
Life insurance income		144
Prepaid expenses	616	664
Discount on investment securities	1,098	1,111
Deferred loan fees	1,187	1,209
Lease financing operations	1,996	1,886
Intangibles		2,177
Total deferred tax liabilities	8,757	10,414
Net deferred tax asset	$10,563	$1,265

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2009.

The Company had no unrecognized tax benefits as of December 31, 2009, 2008, and 2007 and did not recognize any increase in unrecognized benefits during 2009 relative to any tax positions taken in 2009. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income tax expense accounts; no such accruals existed as of December 31, 2009, 2008, or 2007. The Company files U.S. federal and various state income tax returns. The Company is no longer subject to income tax examinations by taxing authorities for the years before 2006.

     10.  Retirement Plans

The Company maintains a salary savings plan that covers substantially all of its employees. For 2009, the Company matched all eligible voluntary tax deferred employee contributions up to 6% of the participant’s compensation. Beginning in 2010, the Company will match in an amount up to 50% of eligible employee deferrals up to a maximum of 6% of the participants’ compensation. The Company may, at the discretion of the Board, contribute an additional amount based upon a percentage of covered employees’ salaries. The Company did not make a discretionary contribution during 2009 or 2008. The Company made a 2% discretionary contribution to the plan during 2007. Discretionary contributions are allocated among participants in the ratio that each participant’s compensation bears to all participants’ compensation. Eligible employees are presented with various investment alternatives related to the salary savings plan. Those alternatives include various stock and bond mutual funds that vary from traditional growth funds to more stable income funds. Company shares are not an available investment alternative in the salary savings plan.

In connection with the acquisition of Citizens Northern, the Company acquired a nonqualified supplemental retirement plan for certain key employees. Benefits provided under this plan are unfunded, and payments to plan participants are made by the Company.

The following schedules set forth a reconciliation of the changes in the plans benefit obligation and funded status for the years ended December 31, 2009 and 2008.

(In thousands)	2009	2008
Change in Benefit Obligation
Obligation at beginning of year	$498	$462
Service cost	34	33
Interest cost	30	26
Actuarial loss (gain)	8	(18)
Benefit payments	(5)	(5)
Obligation at end of year	$565	$498

The following table provides disclosure of the net periodic benefit cost as of December 31 for the years indicated.

(In thousands)	2009	2008
Service cost	$34	$33
Interest cost	30	26
Recognized net actuarial loss	6	8
Net periodic benefit cost	$70	$67
Major assumptions:
Discount rate	6.0%	6.0%

The following table presents estimated future benefit payments in the period indicated.

(In thousands)	Supplemental Retirement Plan
2010	$5
2011	5
2012	48
2013	48
2014	48
2015-2019	237
Total	$391

Amounts recognized in accumulated other comprehensive income as of December 31, 2009 and 2008 are as follows.

(In thousands)	2009	2008
Unrecognized net actuarial loss	$100	$99
Total	$100	$99

The estimated costs that will be amortized from accumulated other comprehensive income into net periodic cost over the next fiscal year are as follows.

(In thousands)	Supplemental Retirement Plan
Unrecognized net actuarial loss	$4
Total	$4

The total retirement plan expense for 2009, 2008, and 2007 was $1,100,000, $1,107,000, and $1,486,000, respectively.

     11.  Common Stock Options

During 1997 the Company’s Board of Directors approved a nonqualified stock option plan (the “Plan”), subsequently approved by the Company’s shareholders, that has periodically provided for the granting of stock options to key employees and officers of the Company.  All stock options are awarded at a price equal to the fair market value of the Company’s common stock at the date options are granted and expire ten years from the grant date. Total options granted were 450,000, 54,000, and 40,049 in the years 1997, 2000, and 2004, respectively.

The Plan provides for the granting of options to purchase up to 450,000 shares of the Company’s common stock at a price equal to the fair market value of the Company’s common stock on the date the option is granted. The term of the options expires after ten years from the date on which the options are granted. Options granted under the Plan vest ratably over various time periods ranging from three to seven years. All options granted must be held for a minimum of one year before they can be exercised. Forfeited options are available for the granting of additional stock options under the Plan. Options forfeited from the initial grant in 1997 were used to grant options during 2000 and 2004. All outstanding options granted under the Plan are vested. At December 31, 2009 there were 18,600 options available for future grants under the Plan.

A summary of the activity in the Company’s Plan for 2009 is presented below.

	2009
		Weighted
		Average
	Shares	Price
Outstanding at January 1	59,621	$32.63
Forfeited	(2,000)	34.80
Outstanding at December 31	57,621	$32.56

Options exercisable at year-end	57,621	$32.56

Options outstanding at year-end 2009 were as follows.

	Outstanding			Exercisable
		Weighted Average
		Remaining Contractual	Weighted Average		Weighted Average
Exercise Price	Number	Life (Years)	Exercise Price	Number	Exercise Price
$29.75	25,572	.06	$29.75	25,572	$29.75
$34.80	32,049	4.83	34.80	32,049	34.80
Outstanding at year-end	57,621	2.69	$32.56	57,621	$32.56

The aggregate intrinsic value for options outstanding and options exercisable at December 31, 2009 was zero since the exercise price of all options was in excess of the market price of the Company’s stock.

The following table presents further information regarding the Company’s stock option Plan during each of the years indicated.

(In thousands)	2009	2008	2007
Tax benefit realized from options exercised	$0	$0	$123
Total intrinsic value of options exercised	0	1	353
Cash received from options exercised	0	30	1,546

There were no modifications or cash paid to settle stock option awards during 2009, 2008, or 2007. There were no options granted in 2009, 2008, or 2007.

     12.  Postretirement Medical Benefits

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

The following schedules set forth a reconciliation of the changes in the plans benefit obligation and funded status for the years ended December 31, 2009 and 2008.

(In thousands)	2009	2008
Change in Benefit Obligation
Obligation at beginning of year	$10,550	$11,003
Service cost	454	442
Interest cost	695	622
Actuarial gain	1,104	(1,244)
Participant contributions	71	64
Benefit payments	(350)	(337)
Obligation at end of year	$12,524	$10,550

The following table provides disclosure of the net periodic benefit cost as of December 31 for the years indicated.

(In thousands)	2009	2008
Service cost	$454	$442
Interest cost	695	622
Amortization of transition obligation	101	101
Recognized prior service cost	257	299
Recognized net actuarial loss	81	93
Net periodic benefit cost	$1,588	$1,557
Major assumptions:
Discount rate	6.00%	6.00%
Retiree participation rate (Plan 1)	100.00	100.00
Retiree participation rate (Plan 2)	72.00	72.00

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. For measurement purposes, the rate of increase in pre-Medicare medical care claims costs was 9%, 8%, and 7% in 2010, 2011, and 2012, respectively, then grading down by .5% annually to 5% for 2016 and thereafter. For dental claims cost, it was 5% for 2010 and thereafter. A 1% change in the assumed health care cost trend rates would have the following incremental effects:

(In thousands)	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$255	$(197)
Effect on accumulated postretirement benefit obligation	2,311	(1,840)

The following table presents estimated future benefit payments in the period indicated.

(In thousands)	Postretirement Medical Benefits
2010	$437
2011	457
2012	469
2013	500
2014	541
2015-2019	3,133
Total	$5,537

Amounts recognized in accumulated other comprehensive income as of December 31, 2009 and 2008 are as follows.

(In thousands)	2009	2008
Unrecognized net actuarial loss	$2,242	$1,218
Unrecognized transition obligation	305	406
Unrecognized prior service cost	1,410	1,667
Total	$3,957	$3,291

The estimated costs that will be amortized from accumulated other comprehensive income into net periodic cost over the next fiscal year are as follows.

(In thousands)	Postretirement Medical Benefits
Transition obligation	$101
Unrecognized prior service cost	257
Total	$358

     13.  Leases

The Company leases certain branch sites and certain banking equipment under various operating leases. All of the branch site leases have renewal options of varying lengths and terms. In addition, the Company leases certain data processing equipment that meets the capitalization criteria of ASC Topic 840, “Leases”, and has been recorded as an asset in premises and equipment and a liability in other long-term debt on the balance sheet. The following table presents estimated future minimum rental commitments under these leases for the period indicated.

(In thousands)	Operating Leases	Capital Lease
2010	$639	$254
2011	586	84
2012	467
2013	448
2014	433
Thereafter	3,461
Total	$6,034	338
Less: amount representing interest		6
Long-term obligation under capital lease		$332

Rent expense was $753,000, $727,000, and $723,000 for 2009, 2008, and 2007, respectively.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Total commitments to extend credit were $139,538,000 and $184,379,000 at December 31, 2009 and 2008, respectively. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit, if deemed necessary by the Company, is based on management’s credit evaluation of the counter-party. Collateral held varies, but may include accounts receivable, marketable securities, inventory, premises and equipment, residential real estate, and income producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The credit risk involved in issuing letters of credit is essentially the same as that received when extending credit to customers. The fair value of these instruments is not considered material for disclosure. The Company had $18,121,000 and $29,748,000 in irrevocable letters of credit outstanding at December 31, 2009 and 2008, respectively.

The contractual amount of financial instruments with off-balance sheet risk was as follows at year-end.

December 31,	2009		2008
(In thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit, including unused lines of credit	$35,646	$103,892	$56,337	$128,042
Standby letters of credit	3,812	14,309	5,751	23,997
Total	$39,458	$118,201	$62,088	$152,039

     15.  Concentration of Credit Risk

The Company’s bank subsidiaries actively engage in lending, primarily in their home counties around central and northern Kentucky and adjacent areas. Collateral is received to support these loans as deemed necessary. The more significant categories of collateral include cash on deposit with the Company’s banks, marketable securities, income producing properties, commercial real estate, home mortgages, and consumer durables. Loans outstanding, commitments to make loans, and letters of credit range across a large number of industries and individuals. The obligations are significantly diverse and reflect no material concentration in one or more areas, other than most of the Company’s loans are in Kentucky and secured by real estate and thus significantly affected by changes in the Kentucky economy.

16.	Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. As of December 31, 2009, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material effect upon the consolidated financial statements of the Company.

17.	Regulatory Matters

Payment of dividends by the Company’s subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. Generally, capital distributions are limited to undistributed net income for the current and prior two years, subject to the capital requirements described below. At December 31, 2009, two of the Company’s subsidiary banks are required to receive approval from their regulators in order to declare or pay a dividend to the Parent Company because their previous capital distributions in the form of dividends exceed net income for the current and prior two years. Capital distributions exceed retained profits in the three-year period mainly as the result of the goodwill impairment charge recorded during 2009. The Company’s remaining three subsidiary banks are prohibited from declaring or paying a dividend to the Parent Company without obtaining regulatory approval as a result of agreements that were entered into with their primary regulator during 2009. The payment of dividends by the Parent Company to its shareholders is also subject to approval as a result of regulatory agreement. These agreements, discussed in greater detail below, require three of the Company’s subsidiary banks to maintain capital ratios that exceed the regulatory established “well-capitalized” status.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the tables below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). As of December 31, 2009, the most recent notification from the FDIC categorized the banks as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the tables. There are no conditions or events since that notification that management believes have changed the institutions’ category. As noted below under the caption “Summary of Regulatory Agreements”, three of the Company’s subsidiary banks are required to maintain certain capital ratios that exceed the regulatory established well-capitalized status.

The capital amounts and ratios of the consolidated Company and the banks are presented in the following tables.

					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
December 31, 2009 (Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$185,874	13.95%	$53,310	4.00%	N/A	N/A
Farmers Bank & Capital Trust Company	48,178	14.40	13,384	4.00	$20,075	6.00%
The Lawrenceburg Bank & Trust Company	13,589	10.24	5,308	4.00	7,961	6.00
First Citizens Bank	24,295	12.02	8,082	4.00	12,124	6.00
United Bank & Trust Company	56,376	12.49	18,051	4.00	27,077	6.00
Citizens Bank of Northern Kentucky, Inc.	18,443	9.70	7,606	4.00	11,049	6.00
Total Capital (to Risk-Weighted Assets)
Consolidated	$202,616	15.20%	$106,620	8.00%	N/A	N/A
Farmers Bank & Capital Trust Company	52,411	15.66	26,767	8.00	$33,459	10.00%
The Lawrenceburg Bank & Trust Company	15,253	11.50	10,615	8.00	13,269	10.00
First Citizens Bank	25,787	12.76	16,165	8.00	20,206	10.00
United Bank & Trust Company	62,051	13.75	36,103	8.00	45,128	10.00
Citizens Bank of Northern Kentucky, Inc.	20,829	10.95	15,213	8.00	19,016	10.00
Tier 1 Capital (to Average Assets)
Consolidated	$185,874	8.15%	$91,186	4.00%	N/A	N/A
Farmers Bank & Capital Trust Company	48,178	7.68	25,091	4.00	$31,364	5.00%
The Lawrenceburg Bank & Trust Company	13,589	5.46	9,958	4.00	12,447	5.00
First Citizens Bank	24,295	7.96	12,214	4.00	15,268	5.00
United Bank & Trust Company	56,376	7.35	30,673	4.00	38,342	5.00
Citizens Bank of Northern Kentucky, Inc.	18,443	6.23	11,839	4.00	14,799	5.00

					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
December 31, 2008 (Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$155,317	11.32%	$54,861	4.00%	N/A	N/A
Farmers Bank & Capital Trust Co.	37,001	10.55	14,026	4.00	$21,039	6.00%
The Lawrenceburg Bank & Trust Co.	11,665	9.34	4,995	4.00	7,492	6.00
First Citizens Bank	19,885	10.38	7,661	4.00	11,491	6.00
United Bank & Trust Co.	47,910	9.66	19,833	4.00	29,750	6.00
Citizens Bank of Northern Kentucky	18,356	9.67	7,594	4.00	11,390	6.00
Total Capital (to Risk-Weighted Assets)
Consolidated	$172,145	12.55%	$109,722	8.00%	N/A	N/A
Farmers Bank & Capital Trust Co.	41,397	11.81	28,052	8.00	$35,066	10.00%
The Lawrenceburg Bank & Trust Co.	13,227	10.59	9,989	8.00	12,487	10.00
First Citizens Bank	21,448	11.20	15,321	8.00	19,151	10.00
United Bank & Trust Co.	54,074	10.91	39,667	8.00	49,583	10.00
Citizens Bank of Northern Kentucky	20,390	10.74	15,187	8.00	18,984	10.00
Tier 1 Capital (to Average Assets)
Consolidated	$155,317	7.37%	$84,256	4.00%	N/A	N/A
Farmers Bank & Capital Trust Co.	37,001	6.05	24,468	4.00	$30,585	5.00%
The Lawrenceburg Bank & Trust Co.	11,665	5.00	9,336	4.00	11,670	5.00
First Citizens Bank	19,885	7.49	10,618	4.00	13,272	5.00
United Bank & Trust Co.	47,910	6.37	30,081	4.00	37,601	5.00
Citizens Bank of Northern Kentucky	18,356	7.28	10,082	4.00	12,602	5.00

Summary of Regulatory Agreements

In the summer of 2009 the Federal Reserve Bank of St. Louis (“FRB St. Louis”) conducted an examination of the Parent Company.  Primarily due to the regulatory actions and capital requirements at three of the Company’s subsidiary banks (as discussed below), the FRB St. Louis and Kentucky Department of Financial Institutions (“KDFI”) proposed the Company enter into a Memorandum of Understanding.  The Company’s board approved our entry into the Memorandum of Understanding at a regular board meeting on October 26, 2009.  Pursuant to the Memorandum of Understanding, the Company agreed that it would develop an acceptable capital plan to ensure that the consolidated organization remains well-capitalized and each of its subsidiary banks meet the capital requirements imposed by their regulator as described below. The Company also agreed to reduce its next quarterly common stock dividend from $.25 per share down to $.10 per share and not make interest payments on the Company’s trust preferred securities or dividends on its common or preferred stock without prior approval from FRB St. Louis. The Company received approval for both its regularly scheduled trust preferred payments and dividends on its Series A preferred stock through the end of 2009, as well as its $.10 per share dividend on its common stock that was declared on October 26, 2009. The Company also received approval for its regularly scheduled trust preferred interest payment through the first quarter of 2010 and dividends on its Series A preferred stock that was paid on February 16, 2010 (the last time such approval was requested by the Company). The Company determined to forego the dividend that has historically been declared on its common stock in the first quarter of 2010 in an effort to conserve capital.

While each of the Company’s subsidiary banks was well-capitalized as of December 31, 2009, some of their capital levels have decreased over the past eighteen months as a result of the economic downturn that began in 2008.  As a result of the turmoil in the banking markets and continued difficulty many banks are experiencing with their loan portfolios, bank regulatory agencies are increasingly requiring banks to maintain higher capital reserves as a cushion for dealing with any further deterioration in their loan portfolios.  The agencies that regulate the Company’s banks have determined, in the wake of examinations, that the three Company subsidiaries identified below may require future capital infusions in order to satisfy higher regulatory capital ratios.

Farmers Bank.  Farmers Bank was the subject of a regularly scheduled examination by the KDFI which was conducted in mid-September 2009.  As a result of this examination, the KDFI and FRB St. Louis have entered into a Memorandum of Understanding with Farmers Bank.  The Memorandum of Understanding, among other things, requires that Farmers Bank obtain written consent prior to declaring or paying the Parent Company a cash dividend and to achieve and maintain increasing Leverage Ratios of 7.5%, 7.75%, and 8.0% by December 31, 2009, March 31, 2010, and June 30, 2010, respectively.  On October 6, 2009 the Parent Company injected from its reserves $11 million in capital into Farmers Bank. Farmers Bank has further agreed that if at the time of the proposed merger of Lawrenceburg Bank into Farmers Bank, which is anticipated to occur during the second quarter of 2010, the combined bank has a Leverage Ratio of less than 8.0% and the Parent Company has obtained additional capital by that time, the Parent Company will inject additional capital to raise the Leverage Ratio to 8.0%. At December 31, 2009 Farmers Bank had a Tier 1 Leverage Ratio of 7.68% and a Total Risk-Based Ratio of 15.66%.

Lawrenceburg Bank.  As a result of an examination conducted in March 2009, on May 15, 2009, Lawrenceburg Bank entered into a Memorandum of Understanding with the FRB St. Louis and the KDFI. The Memorandum of Understanding, among other things, requires Lawrenceburg Bank to achieve and maintain a Leverage Ratio of at least 8%.  On October 23, 2009, the Company announced that it is in the preliminary stages of merging Lawrenceburg Bank into Farmers Bank.  The Company applied for regulatory approval for the merger in the first quarter of 2010 with an anticipated effective date for the merger in the second quarter of 2010. In light of the proposed merger of Lawrenceburg Bank into Farmers Bank, the KDFI and FRB St. Louis have agreed that at this time no additional capital needs to be infused in Lawrenceburg Bank.  At the time of the planned merger, however, the Company may be required to inject  additional capital into Farmers Bank as a result of the merger depending on the operating results of Farmers Bank and Lawrenceburg Bank in the period leading up to the time of the planned merger. At December 31, 2009 Lawrenceburg Bank had a Tier 1 Leverage Ratio of 5.46% and a Total Risk-Based Ratio of 11.50%

United Bank.  As a result of an examination conducted in late July and early August of 2009, the FDIC proposed United Bank enter into a Cease and Desist Order (“Order”) primarily as a result of its level of non-performing assets.  United Bank has negotiated certain content and requirements of the proposed Order and, as a result, voluntarily consented to the Order.  Among its requirements, the Order requires United Bank to achieve (i) leverage ratios of 7.5%, 7.75%, and 8.0% by December 31, 2009, March 31, 2010, and June 30, 2010, respectively, and (ii) a Total Risk-Based Ratio of 12% immediately.  On October 6, 2009 the Parent Company injected $10.5 million from its reserves into United Bank. At December 31, 2009 United Bank had a Tier 1 Leverage Ratio of 7.35% and a Total Risk-Based Ratio of 13.75%. The Leverage Ratio of 7.35% was below the required 7.5% amount at year-end 2009 as stated in the Order; however, the Leverage Ratio was 7.68% after adjusting for the year-end 2009 goodwill impairment charge that reduced total assets at United Bank. The reduction in assets attributed to goodwill did not immediately impact average assets (the denominator in calculating the Leverage Ratio). The impact of the goodwill charge will positively impact the Leverage Ratio beginning in 2010.

The Company may fund any additional external capital requirements of Farmers Bank, United Bank or any of its other banking subsidiaries from future public or private sales of securities at an appropriate time or from existing resources of the Company.

     18.  Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting standards include a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

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

•
Investments in the Federal Reserve Bank, Federal Home Loan Bank, and other similar stock totaling $9.1 million and $8.9 million at December 31, 2009 and 2008, respectively, is carried at cost and not included in the table below, as they are outside the scope of ASC Topic 820.

Available for sale investment securities are the Company’s only balance sheet item that meets the disclosure requirements for instruments measured at fair value on a recurring basis. Disclosures as of December 31, 2009 and 2008 are as follows.

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2009
U.S. Treasury securities	$3,002	$3,002
Obligations of U.S. government-sponsored entities	90,752		$90,752
Obligations of states and political subdivisions	108,958		108,958
Mortgage-backed securities – residential	325,519		325,519
Money market mutual funds	910		910
Corporate debt securities	18,732		18,732
Total	$547,873	$3,002	$544,871	$0

December 31, 2008
U.S. Treasury securities	$10,256	$10,256
Obligations of U.S. government-sponsored entities	34,567		$34,567
Obligations of states and political subdivisions	90,838		90,838
Mortgage-backed securities – residential	375,327		375,327
Money market mutual funds	374		374
Corporate debt securities	13,991		13,991
Total	$525,353	$10,256	$515,097	$0

The Company is required to measure and disclose certain other assets and liabilities at fair value on a nonrecurring basis to comply with GAAP, primarily to adjust assets to fair value under the application of lower of cost or fair value accounting. Disclosures may also include financial assets and liabilities acquired in a business combination, which are initially measured at fair value and evaluated periodically for impairment.

The Company’s disclosure about assets and liabilities measured at fair value on a nonrecurring basis consists of impaired loans and other real estate owned (“OREO”). Loans are considered impaired when full payment under the contractual terms is not expected. In general, impaired loans are also on nonaccrual status. Impaired loans are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or at the fair value of the collateral based on recent appraisals if the loan is collateral dependent. If the value of an impaired loan is less than the unpaid balance, the difference is credited to the allowance for loan losses with a corresponding charge to provision for loan losses. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of a loan is confirmed.

Impaired loans were $108 million and $48.4 million at year-end 2009 and 2008, respectively. Impaired loans in the amount of $60.7 million were written down to their estimated fair value of $55.0 million in 2009. For 2008, impaired loans of $43.7 million were written down to their estimated fair value of $40.7 million. The provision for loan losses in 2009 and 2008 includes $5.8 million and $3.0 million, respectively, related to impaired loans. The fair value of impaired loans with specific allocations of the allowance for loan losses is measured at fair value based on either the present value of expected future cash flows discounted at the loan’s effective interest rate or at the fair value of the underlying collateral based on recent appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraisers take absorption rates into consideration and adjustments are routinely made in the appraisal process to identify differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

OREO includes properties acquired by the Company through actual loan foreclosures and is carried at the lower of cost or fair value less estimated costs to sell. Fair value of OREO is generally based on third party appraisals of the property that includes comparable sales data and is considered as Level 3 inputs. If the carrying amount of the OREO exceeds fair value less estimated costs to sell, an impairment loss is recorded through expense. At December 31, 2009 OREO was $31.2 million compared to $14.4 million at year-end 2008. During the year 2009, OREO in the amount of $12.0 million was written down to its estimated fair value of $11.1 million. In 2008, OREO in the amount of $748 thousand was written down to its estimated fair value of $631 thousand. Impairment charges on OREO included in earnings were $877 thousand and $117 thousand for 2009 and 2008, respectively. In addition to the impairment charges, net losses included in earnings from the sale of OREO were $366 thousand for 2009. In 2008, the Company recorded net gains on the sale of OREO of $149 thousand.

The following table represents assets measured at fair value on a nonrecurring basis and related impairment charges recorded in earnings for the year indicated.

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Charge

December 31, 2009
Impaired Loans	$54,961			$54,961	$5,762
OREO	11,140			11,140	877
Total	$66,101			$66,101	$6,639

December 31, 2008
Impaired Loans	$40,708			$40,708	$2,962
OREO	631			631	117
Total	$41,339			$41,339	$3,079

Fair Value of Financial Instruments

The table that follows represents the estimated fair values of the Company’s financial instruments made in accordance with the requirements of ASC 825, “Financial Instruments”. It excludes fair values presented elsewhere. ASC 825 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet for which it is practicable to estimate that value. The estimated fair value amounts have been determined by the Company using available market information and present value or other valuation techniques. These derived fair values are subjective in nature, involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. ASC 825 excludes certain financial instruments and all nonfinancial instruments from the disclosure requirements. Accordingly, the aggregate fair value amounts presented are not intended to represent the underlying value of the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments not presented elsewhere for which it is practicable to estimate that value.

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows for the periods indicated.

December 31,	2009		2008
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$218,336	$218,336	$190,775	$190,775
Investment securities:
Available for sale	537,873	547,873	517,756	525,353
FHLB and similar stock	9,148	N/A	8,942	N/A
Held to maturity	975	922	1,814	1,667
Loans, net	1,248,578	1,246,151	1,295,752	1,309,604
Accrued interest receivable	9,381	9,381	12,168	12,168

Liabilities
Deposits	1,633,433	1,640,933	1,594,115	1,601,567
Federal funds purchased and other short-term borrowings	47,215	47,215	77,474	77,474
Securities sold under agreements to repurchase and other long-term borrowings	267,962	285,093	286,691	311,259
Subordinated notes payable to unconsolidated trusts	48,970	28,528	48,970	18,518
Accrued interest payable	4,685	4,685	5,811	5,811

     19.  Parent Company Financial Statements

Condensed Balance Sheets

December 31, (In thousands)	2009	2008
Assets
Cash on deposit with subsidiaries	$7,554	$4,302
Investment in subsidiaries	180,367	206,843
Other assets	11,392	11,298
Total assets	$199,313	$222,443
Liabilities
Dividends payable	$925	$2,427
Subordinated notes payable to unconsolidated trusts	48,970	48,970
Other liabilities	2,191	2,750
Total liabilities	52,086	54,147
Shareholders’ Equity
Preferred stock	28,348
Common stock	922	920
Capital surplus	50,476	48,222
Retained earnings	63,617	116,419
Accumulated other comprehensive income	3,864	2,735
Total shareholders’ equity	147,227	168,296
Total liabilities and shareholders’ equity	$199,313	$222,443

Condensed Statements of Operations

Years Ended December 31, (In thousands)	2009	2008	2007
Income
Dividends from subsidiaries	$7,465	$9,566	$22,616
Interest	53	60	64
Other noninterest income	3,457	3,217	3,170
Total income	10,975	12,843	25,850
Expense
Interest expense-subordinated notes payable to unconsolidated trusts	2,178	2,865	2,394
Interest expense on other borrowed funds			20
Noninterest expense	4,097	3,986	4,391
Total expense	6,275	6,851	6,805
Income before income tax benefit and equity in undistributed income of subsidiaries	4,700	5,992	19,045
Income tax benefit	(949)	(1,189)	(1,375)
Income before equity in undistributed income of subsidiaries	5,649	7,181	20,420
Equity in undistributed income of subsidiaries	(50,391)	(2,786)	(4,793)
Net (loss) income	$(44,742)	$4,395	$15,627

Condensed Statements of Cash Flows

Years Ended December 31, (In thousands)	2009	2008	2007
Cash Flows From Operating Activities
Net (loss) income	$(44,742)	$4,395	$15,627
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	50,391	2,786	4,793
Noncash stock option expense and employee stock purchase plan expense	5	5	13
Change in other assets and liabilities, net	(1,043)	(891)	(3,767)
Deferred income tax expense (benefit)	253	(67)	555
Net cash provided by operating activities	4,864	6,228	17,221
Cash Flows From Investing Activities
Proceeds from sale of available for sale investment securities		1,000
Purchase of available for sale investment securities		(1,000)
Investment in unconsolidated trusts			(629)
Investment in nonbank subsidiaries	(100)	(4,051)
Investment in bank subsidiaries	(22,500)	(2,362)	(8,000)
Purchase price refinements of previous acquisitions			50
Net cash used in investing activities	(22,600)	(6,413)	(8,579)
Cash Flows From Financing Activities
Proceeds from short-term borrowings			2,500
Repayment of short-term borrowings			(2,500)
Proceeds from issuance of preferred stock, net of issue costs	29,961
Dividends paid, common and preferred stock	(9,222)	(9,720)	(11,118)
Purchase of common stock		(1,049)	(18,649)
Shares issued under Employee Stock Purchase Plan	249	252	254
Stock options exercised		30	1,546
Proceeds from long-term debt issued to unconsolidated trusts			23,196
Net cash provided by (used in) financing activities	20,988	(10,487)	(4,771)
Net increase (decrease) in cash and cash equivalents	3,252	(10,672)	3,871
Cash and cash equivalents at beginning of year	4,302	14,974	11,103
Cash and cash equivalents at end of year	$7,554	$4,302	$14,974

20.	Quarterly Financial Data (Unaudited)

(In thousands, except per share data)
Quarters Ended 2009	March 31	June 30	Sept. 30	Dec. 31
Interest income	$26,329	$25,479	$25,381	$23,721
Interest expense	12,090	12,076	11,879	11,020
Net interest income	14,239	13,403	13,502	12,701
Provision for loan losses	1,676	5,940	6,653	6,499
Net interest income after provision for loan losses	12,563	7,463	6,849	6,202
Noninterest income	6,725	7,825	6,528	7,091
Noninterest expense1	15,112	16,163	15,299	68,567
Income (loss) before income taxes	4,176	(875)	(1,922)	(55,274)
Income tax expense (benefit)	871	(74)	(1,748)	(8,202)
Net income (loss)2	3,305	(801)	(174)	(47,072)
Dividends and accretion on preferred shares	(414)	(462)	(462)	(464)
Net income available to common shareholders	$2,891	$(1,263)	$(636)	$(47,536)
Net income (loss) per common share – basic and diluted	$.39	$(.17)	$(.09)	$(6.45)
Weighted average shares outstanding, basic and diluted	7,357	7,363	7,367	7,371

1Noninterest expense for the quarter ended December 31, 2009 includes a one-time, non-cash goodwill impairment charge of $52,408.

2The net loss for the quarters ended June 30, 2009 and September 30, 2009 is due mainly to an increase in the provision for loans losses which is attributable to higher levels of nonperforming assets, primarily nonaccrual loans secured by real estate developments.

(In thousands, except per share data)
Quarters Ended 2008	March 31	June 30	Sept. 301	Dec. 31
Interest income	$30,035	$29,037	$27,859	$26,989
Interest expense	15,280	13,686	13,085	13,079
Net interest income	14,755	15,351	14,774	13,910
Provision for loan losses	1,102	483	1,780	1,956
Net interest income after provision for loan losses	13,653	14,868	12,994	11,954
Noninterest income	6,387	6,191	(7,865)	5,097
Noninterest expense	14,380	14,392	14,879	16,447
Income before income taxes	5,660	6,667	(9,750)	604
Income tax expense	1,284	1,767	(2,865)	(1,400)
Net income	$4,376	$4,900	$(6,885)	$2,004
Net income per common share, basic and diluted	.59	.67	(.94)	.27
Weighted average shares outstanding, basic and diluted	7,374	7,350	7,349	7,354

1The reduction in noninterest income and net income during the third quarter is mainly attributed to a $14.0 million non-cash other-than-temporary impairment write-down related to the Company’s investments in preferred stocks issued by Federal Home Loan Mortgage Corporation and Federal National Mortgage Association.

     21.  Goodwill and Intangible Assets

Goodwill

The change in the balance for goodwill is as follows.

(In thousands)	2009	2008	2007
Beginning of year	$52,408	$52,408	$42,822

Purchase price refinements of prior acquisitions			(77)
Acquired goodwill			9,663
Impairment losses	(52,408)
End of year	$0	$52,408	$52,408

The Company performed its annual goodwill impairment evaluation during the fourth quarter of 2009. Goodwill impairment exists when a Company’s reporting unit’s carrying value of goodwill exceeds its fair value. The Company uses a two-step impairment test whereby Step 1 is to determine if potential impairment exists by comparing the estimated fair value of the Company’s single reporting unit to its carrying value, including goodwill. The second step of the impairment test is necessary only if the carrying value of the reporting unit exceeds its estimated fair value. Step 2 measures the amount of any impairment loss. This step compares the implied fair value of the Company’s goodwill with its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recorded in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill.

The Company’s common share price declined $14.20 or 58.1% on December 31, 2009 compared to December 31, 2008. The decrease was $8.75 or 35.8% during the first quarter before rebounding to $25.17 at the end of the second quarter, an increase of $9.50 or 60.6% for the quarter. The share price further declined to $17.88 and $10.22 at the end of the third and fourth quarters of 2009, respectively. The stock price and market capitalization of the Company as well as other peer banks and financial institutions have suffered as a result of continuing economic weaknesses and heightened market concern surrounding the credit risk and capital positions of financial institutions. The Company concluded during the fourth quarter of 2009 that these events would more likely than not reduce the fair value of its single reporting unit below the carrying value.

	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008
Stock price at end of period	$10.22	$17.88	$25.17	$15.67	$24.42
Weighted average closing stock price for quarter	11.64	20.23	21.36	17.80	22.07
Book value per common share	16.11	23.13	22.60	23.08	22.87

The Company engaged an independent third party to assist with its goodwill impairment analysis. After performing Step 2 of its impairment analyses the Company determined that the implied value of its goodwill was significantly less than the carrying value resulting in a one-time, non-cash pretax impairment charge of $52,408,000 or 100% of its previous carrying value. The impairment charge was recorded in noninterest expense and did not negatively impact the Company’s or its subsidiary banks’ regulatory or tangible capital ratios.

The implied fair value of goodwill under Step 2 of the impairment analysis is determined in the same manner as the amount of goodwill recognized in a business combination. Goodwill recognized in a business combination represents the excess of the fair value of a business acquired over the amounts assigned to all of the assets acquired (including intangible assets such as for core deposits and customer lists) and liabilities assumed. The fair value of assets and liabilities reflect assumptions as to market conditions at the date of impairment testing and significant judgment is applied. Changes to these assumptions could have a material impact on the determination of the implied fair value of goodwill at the date of impairment testing.

In determining the fair value of its single reporting unit, the Company uses a combination of valuation methods including various market approaches using price multiples as well as an income approach utilizing a discounted cash flow analysis. The Company evaluates the results obtained under each valuation methodology to identify and understand the key components and to determine that the results are reasonable and appropriate under the circumstances.

Under Step 1, the Company used four methods to determine the estimated fair value of its single reporting unit. The four different methods include an income approach and three market approaches. The income approach was based on discounted cash flows that required consideration of the cost of capital, residual value, and operating forecasts. An internal five-year forecast of the Company’s balance sheet and income statement activity was developed by considering key business drivers such as anticipated loan and deposit growth. The estimated cash flows over the five-year forecast period were discounted based on the Capital Asset Pricing Model (“CAPM”). The inputs used in the CAPM include a risk-free interest rate, market risk premium, beta value, and a Company-specific risk factor. The Company’s residual value at the end of the five-year discrete forecast period was calculated using the formula for a growing, perpetual annuity.

For the market approach, the Company used three different methods: 1) the Guideline Public Company Method 2) the Mergers and Acquisitions Method and 3) the Company’s Stock Price Method. Under the Guideline Public Company Method, two groups of comparable peer companies were selected: Kentucky banks and regional banks. A book value multiple representing the lower quartile of the comparable companies was used in this analysis with a control premium of 24% added. The Mergers and Acquisitions Method consisted of examining transactions occurring between January 1, 2005 and November 30, 2009 involving commercial banks incorporated in Kentucky. Since there were no merger transactions meeting the criteria (commercial banks incorporated in Kentucky) between November 2008 and November 2009, the valuation under this approach used a price to book multiple representing data from the lower quartile of the transactions examined. The Company Stock Price Method estimates the Company’s market capitalization based on the closing stock price of the Company’s common stock on the valuation date. The number of outstanding common shares multiplied by the closing stock price on the valuation date plus an added control premium of 24% resulted in the total estimated market capitalization of the Company.

The results of the income and market valuation approaches were weighted as follows to arrive at the final calculation of fair value: Guideline Public Company Method 60%; Company Stock Price Method 20%; and income approach (discounted cash flows) 20%. There was no weight given to the Mergers and Acquisitions Method because the most recent comparable transaction was approximately one year old and the mergers and actual acquisition multiples would likely be much lower due to the recent banking crisis. The final calculation of fair value by Step 1 indicated that the carrying value of the Company exceeded its fair value.

Since the carrying value of the Company exceeded its fair value, Step 2 of impairment testing was completed. To determine the implied fair value of goodwill, the fair value determined under Step 1 was allocated to all assets and liabilities of the single reporting unit including any recognized or unrecognized intangible assets. The allocation was done as if the Company was acquired in a business combination and the fair value of the Company was the price paid to acquire the Company. This allocation process is only performed for purposes of testing goodwill for impairment. The carrying values of recognized assets and liabilities (other than goodwill) were not adjusted nor were any new intangible assets recorded. Key valuations in Step 2 were the assessment of core deposit intangibles, the Commonwealth of Kentucky Relationship, the fair value of the loan portfolio, and the fair value of outstanding time deposits and long-term borrowings.

Core deposits were valued using the Cost Savings Method, which is a form of the Income approach and Cost approach, using a 15% discount rate. The Company’s relationship with the Commonwealth of Kentucky was valued using an excess earnings method. The excess earnings method includes the determination of the earnings expected to be generated, estimated attrition rate, and risk associated with the future earnings stream among other assumptions. The Company concluded through this evaluation that its existing core deposit intangible asset was not impaired.

The valuation of the loan portfolio included a discounted cash flow analysis. This analysis first included separating the portfolio into multiple tranches based on risk characteristics and repayment methods. The average time to maturity of the portfolio by tranche was determined and the respective estimated cash flows were discounted using current market interest rates.

Time deposits were valued using a discounted cash flow analysis that considered the estimated remaining time to maturity, the most likely distribution of cash payments, and applying a current market interest rate to the cash flows based on the estimated maturity structure. Long-term borrowings were also valued using a discounted cash flow analysis. This analysis considered the estimated remaining time to maturity, interest rate risk, the amount and timing of estimated cash flows, current market rates, and the presence of any call or put features.

The computations included in the impairment analysis require the Company to make significant estimates and assumptions. Critical assumptions that are used as part of these evaluations include developing cash flow projections and future earnings, selecting appropriate discount rates, systemic and nonsystemic risk factors, selecting relevant market comparables, incorporating general economic and market conditions, repayment assumptions, selecting an appropriate control premium, and projecting market growth.

Acquired Intangible Assets

Acquired core deposit and customer relationship intangible assets were as follows as of December 31 for the years indicated.

	2009		2008
Amortized Intangible Assets (In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$12,765	$8,916	$12,765	$7,361
Other customer relationship intangibles	3,689	2,549	3,689	2,152
Total	$16,454	$11,465	$16,454	$9,513

Aggregate amortization expense of core deposit and customer relationship intangible assets was $1,952,000, $2,602,000, and 3,362,000 for 2009, 2008, and 2007, respectively. Estimated amortization expense for each of the next five years is as follows.

(In thousands)	Amount
2010	$1,437
2011	1,143
2012	1,014
2013	540
2014	405

     22.  Preferred Stock and Warrant

On January 9, 2009, as part of the U.S. Department of Treasury’s (“Treasury”) Capital Purchase Program (“CPP”), the Company received a $30.0 million equity investment by issuing 30 thousand shares of Series A, no par value cumulative perpetual preferred stock to the Treasury pursuant to a Letter Agreement and Securities Purchase Agreement that was previously disclosed by the Company. The Company also issued a warrant to the Treasury allowing it to purchase 223,992 shares of the Company’s common stock at an exercise price of $20.09. The warrant can be exercised immediately and has a term of 10 years.

The non-voting Series A preferred shares issued, with a liquidation preference of $1 thousand per share, will pay a cumulative cash dividend quarterly at 5% per annum during the first five years the preferred shares are outstanding, resetting to 9% thereafter if not redeemed. The ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its common stock will be subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share ($.33) declared on the common stock prior to October 14, 2008.  The redemption, purchase or other acquisition of trust preferred securities of the Company or its affiliates also will be restricted.  These restrictions will terminate on the earlier of (a) the third anniversary of the date of issuance of the preferred stock and (b) the date on which the preferred stock has been redeemed in whole or the Treasury has transferred all of the preferred stock to third parties, except that, after the third anniversary of the date of issuance of the preferred stock, if the preferred stock remains outstanding at such time, the Company may not increase its common dividends per share without obtaining consent of the Treasury. If the Company defers dividend payments on its Series A preferred shares for an aggregate of six quarterly dividend periods, the authorized number of directors of the Company will increase by two and the holders of the Series A preferred shares will have the right to elect directors to fill such director positions at the Company’s next annual meeting of stockholders or special meeting called for that purpose.

The Company is also subject to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (“EESA”). In this connection, as a condition to the closing of the preferred stock transaction, the Company’s senior executive officers (as defined in the Purchase Agreement) (the “Senior Executive Officers”), (i) voluntarily waived any claim against the Treasury or the Company for any changes to such officer’s compensation or benefits that are required to comply with the regulation issued by the Treasury under the CPP and acknowledged that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements as they relate to the period the Treasury owns the preferred stock of the Company; and (ii) entered into a letter agreement with the Company amending the benefit plans with respect to such Senior Executive Officers as may be necessary, during the period that the Treasury owns the preferred stock of the Company, as necessary to comply with Section 111(b) of EESA.

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

Management’s Assessment of the Company’s Internal Control over Financial Reporting.  Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Company’s management used the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

As a result of our assessment of the Company’s internal control over financial reporting, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Crowe Horwath LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. The audit report on the effectiveness of the Company’s internal control over financial reporting is combined with the audit report of the Company’s consolidated financial statements on page 62.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

		Positions and	Years of Service
		Offices With	With the
Executive Officer1	Age	the Registrant	Registrant

Lloyd C. Hillard, Jr.	63	President and CEO, Director2	17*

The Company has adopted a Code of Ethics that applies to the Company’s directors, officers and employees, including the Company’s chief executive officer and chief financial officer.  The Company makes available its Code of Ethics on its Internet website at www.farmerscapital.com.

Additional information required by Item 10 is hereby incorporated by reference from the Company's definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 11, 2010, which will be filed with the Commission on or about April 1, 2010, pursuant to Regulation 14A.

*	Includes years of service with the Company and its subsidiaries.

1	For Regulation O purposes, Frank W. Sower, Jr., Chairman of the Company’s board of directors, is considered an executive officer in name only.

2
Also a director of Farmers Bank, United Bank (Chairman), Lawrenceburg Bank, First Citizens Bank, Citizens Northern, FCB Services, Farmers Insurance (Chairman), Leasing One (Chairman), Kentucky General (Chairman), FFKT Insurance, EG Properties, EKT Properties, and an administrative trustee of Farmers Capital Bank Trust I, Farmers Capital Bank Trust II, and Farmers Capital Bank Trust III.

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions

Item 14.  Principal Accounting Fees and Services

The information required by Items 11 through 14 is hereby incorporated by reference from the Company's definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 11, 2010, which will be filed with the Commission on or about April 1, 2010, pursuant to Regulation 14A.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1.	Financial Statements

The following consolidated financial statements and report of independent registered accounting firm of the Company is included in Part II, Item 8 on pages 61 through 100:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive (Loss) Income
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

3.2	Amended and Restated Bylaws of Farmers Capital Bank Corporation (incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

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

10.3
Stock Purchase Agreement Dated June 1, 2006 by and among Farmers Capital Bank Corporation, Kentucky Banking Centers, Inc. and Citizens First Corporation. (incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Annual Certification of Chief Executive Officer Pursuant to 31 C.F.R. 30.15

99.2	Annual Certification of Chief Financial Officer Pursuant to 31 C.F.R. 30.15

*	Exhibit not included pursuant to Item 601(b)(4)(iii) and (v) of Regulation S-K. The Company will provide a copy of such exhibit to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARMERS CAPITAL BANK CORPORATION

By:	/s/ Lloyd C. Hillard, Jr.
Lloyd C. Hillard, Jr.
President and Chief Executive Officer

Date:	March 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Lloyd C. Hillard, Jr.	President, Chief Executive Officer	March 12, 2010
Lloyd C. Hillard, Jr.	and Director (principal executive
officer of the Registrant)

/s/ Frank W. Sower, Jr.	Chairman	February 25, 2010
Frank W. Sower, Jr.

/s/ Ben F. Brown	Director	February 25, 2010
Ben F. Brown

/s/ Daniel M. Sullivan	Director	March 2, 2010
Daniel M. Sullivan

/s/ R. Terry Bennett	Director	February 27, 2010
R. Terry Bennett

/s/ Shelley S. Sweeney	Director	February 26, 2010
Shelley S. Sweeney

/s/ David R. O'Bryan	Director	March 2, 2010
David R. O’Bryan

/s/ Donald Saelinger	Director	February 25, 2010
Dr. Donald A. Saelinger

/s/ J. D. Sutterlin	Director	February 26,2010
Dr. John D. Sutterlin

/s/ Marvin E. Strong	Director	March 1, 2010
Marvin E. Strong

/s/ J. Barry Banker	Director	March 2, 2010
J. Barry Banker

/s/ Robert Roach, Jr.	Director	February 25, 2010
Robert Roach, Jr.

/s/ Doug Carpenter	Senior Vice President, Secretary	March 12, 2010
C. Douglas Carpenter	and CFO (principal financial and
accounting officer)

INDEX OF EXHIBITS

Exhibit		Page

21	Subsidiaries of the Registrant	107

23	Consent of Independent Registered Public Accounting Firm	108

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	109

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	110

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	111

99.1	Annual Certification of Chief Executive Officer Pursuant to 31 C.F.R. 30.15	112

99.2	Annual Certification of Chief Financial Officer Pursuant to 31 C.F.R. 30.15	114