Form 10-Q
period 2010-03-31
FARMERS CAPITAL BANK CORP
filed 2010-05-07
CIK 713095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 OR 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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
7,384,223 shares outstanding at May 5, 2010

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Unaudited Consolidated Balance Sheets
	March 31,	December 31,
(Dollars in thousands, except per share data)	2010	2009
Assets
Cash and cash equivalents:
Cash and due from banks	$84,039	$35,841
Interest bearing deposits in other banks	126,128	175,926
Federal funds sold and securities purchased under agreements to resell	6,151	6,569
Total cash and cash equivalents	216,318	218,336
Investment securities:
Available for sale, amortized cost of $547,669 (2010) and $537,873 (2009)	558,083	547,873
Held to maturity, fair value of $933 (2010) and $922 (2009)	975	975
Total investment securities	559,058	548,848
Loans, net of unearned income	1,255,478	1,271,942
Allowance for loan losses	(23,694)	(23,364)
Loans, net	1,231,784	1,248,578
Premises and equipment, net	38,607	39,121
Company-owned life insurance	28,338	36,626
Other intangibles, net	4,629	4,989
Other real estate owned	26,686	31,232
Other assets	42,822	43,832
Total assets	$2,148,242	$2,171,562
Liabilities
Deposits:
Noninterest bearing	$208,760	$214,518
Interest bearing	1,415,676	1,418,915
Total deposits	1,624,436	1,633,433
Term federal funds purchased and other short-term borrowings	38,597	47,215
Securities sold under agreements to repurchase and other long-term borrowings	262,787	267,962
Subordinated notes payable to unconsolidated trusts	48,970	48,970
Dividends payable	188	925
Other liabilities	24,083	25,830
Total liabilities	1,999,061	2,024,335
Shareholders’ Equity
Preferred stock, no par value 1,000,000 shares authorized; 30,000 Series A shares issued and outstanding at March 31, 2010 and December 31, 2009; Liquidation preference of $30,000	28,439	28,348
Common stock, par value $.125 per share 9,608,000 shares authorized; 7,384,222 and 7,378,605 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	923	922
Capital surplus	50,532	50,476
Retained earnings	65,096	63,617
Accumulated other comprehensive income	4,191	3,864
Total shareholders’ equity	149,181	147,227
Total liabilities and shareholders’ equity	$2,148,242	$2,171,562
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Income
	Three Months Ended
	March 31,
(In thousands, except per share data)	2010	2009
Interest Income
Interest and fees on loans	$17,742	$19,948
Interest on investment securities:
Taxable	4,699	5,483
Nontaxable	857	819
Interest on deposits in other banks	82	73
Interest of federal funds sold and securities purchased under agreements to resell	2	6
Total interest income	23,382	26,329
Interest Expense
Interest on deposits	6,702	8,580
Interest on federal funds purchased and other short-term borrowings	92	116
Interest on securities sold under agreements to repurchase and other long-term borrowings	2,637	2,815
Interest on subordinated notes payable to unconsolidated trusts	501	579
Total interest expense	9,932	12,090
Net interest income	13,450	14,239
Provision for loan losses	1,926	1,676
Net interest income after provision for loan losses	11,524	12,563
Noninterest Income
Service charges and fees on deposits	2,144	2,186
Allotment processing fees	1,368	1,272
Other service charges, commissions, and fees	1,121	1,047
Data processing income	347	289
Trust income	428	435
Investment securities gains, net	1,612	754
Gains on sale of mortgage loans, net	121	346
Income from company-owned life insurance	293	325
Other	56	71
Total noninterest income	7,490	6,725
Noninterest Expense
Salaries and employee benefits	7,096	7,524
Occupancy expenses, net	1,279	1,323
Equipment expenses	661	755
Data processing and communication expenses	1,443	1,446
Bank franchise tax	617	557
Deposit insurance expense	1,106	452
Correspondent bank fees	193	303
Amortization of intangibles	359	488
Other real estate expenses, net	1,672	195
Other	2,071	2,069
Total noninterest expense	16,497	15,112
Income before income taxes	2,517	4,176
Income tax expense	572	871
Net income	1,945	3,305
Dividends and accretion on preferred shares	(466)	(414)
Net income available to common shareholders	$1,479	$2,891
Per Common Share
Net income, basic and diluted	$.20	$.39
Cash dividends declared	N/A	.25
Weighted Average Shares Common Outstanding
Basic and diluted	7,379	7,357
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Comprehensive Income
	Three Months Ended
	March 31,
(In thousands)	2010	2009
Net Income	$1,945	$3,305
Other comprehensive income:
Net unrealized holding gain (loss) gain on available for sale securities arising during the period, net of tax of $602 and $415, respectively	1,118	(770)

Reclassification adjustment for prior period unrealized gain recognized during current period, net of tax of $458 and $407, respectively	(850)	(755)

Change in unfunded portion of postretirement benefit obligation, net of tax of $32 and $39, respectively	59	72
Other comprehensive income (loss)	327	(1,453)
Comprehensive Income	$2,272	$1,852
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Cash Flows
Three months ended March 31, (In thousands)	2010	2009
Cash Flows from Operating Activities
Net income	$1,945	$3,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,319	1,534
Net amortization of investment security premiums and (discounts):
Available for sale	364	(27)
Held to maturity		(1)
Provision for loan losses	1,926	1,676
Noncash compensation expense	15	13
Mortgage loans originated for sale	(5,473)	(12,245)
Proceeds from sale of mortgage loans	6,417	13,289
Deferred income tax expense	1,724	1,706
Gain on sale of mortgage loans, net	(121)	(346)
Gain on disposal of premises and equipment, net	(24)	(5)
Loss on sale of repossessed assets	1,388	18
Gain on sale of available for sale investment securities, net	(1,612)	(754)
Decrease in accrued interest receivable	463	803
Income from company-owned life insurance	(279)	(304)
Increase in other assets	(854)	(606)
Decrease in accrued interest payable	(401)	(170)
(Decrease) increase in other liabilities	(1,256)	7,402
Net cash provided by operating activities	5,541	15,288
Cash Flows from Investing Activities
Proceeds from maturities and calls of investment securities:
Available for sale	53,375	41,164
Held to maturity		250
Proceeds from sale of available for sale investment securities	62,212	56,395
Purchase of available for sale investment securities	(124,136)	(103,815)
Purchase of restricted stock investments	(331)	(88)
Loans originated for investment, net of principal collected	10,242	(8,923)
Proceeds from surrender of company-owned life insurance	8,567
Purchase of premises and equipment	(413)	(740)
Proceeds from sale of repossessed assets	6,761	6,348
Proceeds from sale of equipment	24	5
Net cash provided by (used in) investing activities	16,301	(9,404)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	(8,997)	8,475
Net decrease in federal funds purchased and other short-term borrowings	(8,618)	(5,765)
Repayments of securities sold under agreements to repurchase and other long-term debt	(5,175)	(181)
Proceeds from issuance of preferred stock, net of issue costs		29,961
Dividends paid, common and preferred	(1,112)	(2,577)
Shares issued under Employee Stock Purchase Plan	42	66
Net cash (used in) provided by financing activities	(23,860)	29,979
Net (decrease) increase in cash and cash equivalents	(2,018)	35,863
Cash and cash equivalents at beginning of year	218,336	190,775
Cash and cash equivalents at end of period	$216,318	$226,638
Supplemental Disclosures
Cash paid during the period for:
Interest	$10,333	$12,260
Income taxes	89
Transfers from loans to other real estate	3,803	1,085
Cash dividends payable, common and preferred	188	2,027
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share data)						Accumulated
						Other	Total
Three months ended	Preferred	Common Stock		Capital	Retained	Comprehensive	Shareholders’
March 31, 2010 and 2009	Stock	Shares	Amount	Surplus	Earnings	Income	Equity
Balance at January 1, 2010	$28,348	7,379	$922	$50,476	$63,617	$3,864	$147,227
Net income					1,945		1,945
Other comprehensive income						327	327
Preferred stock dividends					(375)		(375)
Preferred stock discount accretion	91				(91)
Shares issued pursuant to Employee Stock Purchase Plan		5	1	41			42
Noncash compensation expense attributed to Employee Stock Purchase Plan				15			15
Balance at March 31, 2010	$28,439	7,384	$923	$50,532	$65,096	$4,191	$149,181

Balance at January 1, 2009		7,357	$920	$48,222	$116,419	$2,735	$168,296
Issuance of 30,000 shares of Series A preferred stock	$28,009						28,009
Issuance of common stock warrant				1,952			1,952
Net income					3,305		3,305
Other comprehensive loss						(1,453)	(1,453)
Cash dividends declared-common, $.25 per share					(1,839)		(1,839)
Preferred stock dividends					(337)		(337)
Preferred stock discount accretion	77				(77)
Shares issued pursuant to Employee Stock Purchase Plan		6		66			66
Noncash compensation expense attributed to Employee Stock Purchase Plan				13			13
Balance at March 31, 2009	$28,086	7,363	$920	$50,253	$117,471	$1,282	$198,012
See accompanying notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation and Nature of Operations

The consolidated financial statements include the accounts of Farmers Capital Bank Corporation (the “Company” or “Parent Company”), a bank holding company, and its bank and nonbank subsidiaries. Bank subsidiaries include Farmers Bank & Capital Trust Company (“Farmers Bank”) in Frankfort, KY and its significant wholly-owned subsidiaries Leasing One Corporation (“Leasing One”) and Farmers Capital Insurance Corporation (“Farmers Insurance”). Leasing One is a commercial leasing company in Frankfort, KY and Farmers Insurance is an insurance agency in Frankfort, KY; First Citizens Bank in Elizabethtown, KY; United Bank & Trust Company (“United Bank”) in Versailles, KY; United Bank has one subsidiary, EGT Properties, Inc. EGT Properties is involved in real estate management and liquidation for certain repossessed properties of United Bank; The Lawrenceburg Bank and Trust Company (“Lawrenceburg Bank”) in Lawrenceburg, KY; and Citizens Bank of Northern Kentucky, Inc. in Newport, KY (“Citizens Northern”); Citizens Northern has one subsidiary, ENKY Properties, Inc. ENKY Properties is involved in real estate management and liquidation for certain repossessed properties of Citizens Northern.

The Company has four active nonbank subsidiaries, FCB Services, Inc. (“FCB Services”), Kentucky General Holdings, LLC (“Kentucky General”), FFKT Insurance Services, Inc. (“FFKT Insurance”), and EKT Properties, Inc. (“EKT”). FCB Services is a data processing subsidiary located in Frankfort, KY that provides services to the Company’s banks as well as unaffiliated entities. During the third quarter of 2009 Kentucky General sold its entire 50% interest in KHL Holdings, LLC to Hamburg Insurance, LLC. KHL Holdings, the parent company of Kentucky Home Life Insurance Company, was a joint venture between the Company and Hamburg Insurance, an otherwise unrelated entity. The Company withdrew its financial holding company election upon the sale of KHL Holdings.

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

The Company provides financial services at its 36 locations in 23 communities throughout Central and Northern Kentucky to individual, business, agriculture, government, and educational customers. Its primary deposit products are checking, savings, and term certificate accounts.  Its primary lending products are residential mortgage, commercial lending, and installment loans. Substantially all loans and leases are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans and leases are expected to be repaid from cash flow from operations of businesses. Farmers Bank has served as the general depository for the Commonwealth of Kentucky for over 70 years and also provides investment and other services to the Commonwealth. Other services include, but are not limited to, cash management services, issuing letters of credit, safe deposit box rental, and providing funds transfer services.  Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions and federal funds sold.

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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

2.	Reclassifications

Certain reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation.  These reclassifications do not affect net income or total shareholders’ equity as previously reported.

3.	Recently Issued But Not Yet Effective Accounting Standards

Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures”. The Financial Accounting Standards Board issued new accounting guidance under Accounting Standards Update (ASU) No. 2010-06 that requires new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in ASC Subtopic 820-10. The objective of the new guidance is to improve these disclosures and increase transparency in financial reporting. Specifically, the new guidance requires:

•	A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

•	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, the guidance clarifies the requirements of the following existing disclosures:

•
For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.

4.	Adoption of New Accounting Standards

ASC Topic 860, “Transfers and Servicing”. Effective January 1, 2010, the Company adopted new accounting guidance under ASC Topic 860 that requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. The guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures about continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

ASC Topic 810, “Consolidation”. Effective January 1, 2010, the Company adopted new accounting guidance under ASC Topic 810 that amends prior guidance to change how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The new guidance requires a number of new disclosures about an entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will also be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

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

Net income per common share computations were as follows at March 31, 2010 and 2009.

	Three Months Ended March 31,
(In thousands, except per share data)	2010	2009

Net income, basic and diluted	$1,945	$3,305
Preferred stock dividends and discount accretion	(466)	(414)
Net income available to common shareholders, basic and diluted	$1,479	$2,891

Average common shares issued and outstanding, basic and diluted	7,379	7,357

Net income per common share, basic and diluted	$.20	$.39

Options to purchase 28,049 and 57,621 shares of common stock at March 31, 2010 and 2009, respectively, were excluded from the computation of net income per common share because they were antidilutive. There were 223,992 potential common shares associated with a warrant issued to the U.S. Treasury that were excluded from the computation of earnings per common share at March 31, 2010 and 2009 because they were antidilutive.

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

Available for sale investment securities are the Company’s only balance sheet item that meets the disclosure requirements for instruments measured at fair value on a recurring basis. Disclosures as of March 31, 2010 and December 31, 2009 are as follows.

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2010
U.S. Treasury securities	$3,064	$3,064
Obligations of U.S. government-sponsored entities	116,164		$116,164
Obligations of states and political subdivisions	95,152		95,152
Mortgage-backed securities – residential	323,555		323,555
Money market mutual funds	499	499
Corporate debt securities	19,649		19,649
Total	$558,083	$3,563	$554,520	$0

December 31, 2009
U.S. Treasury securities	$3,002	$3,002
Obligations of U.S. government-sponsored entities	90,752		$90,752
Obligations of states and political subdivisions	108,958		108,958
Mortgage-backed securities – residential	325,519		325,519
Money market mutual funds	910	910
Corporate debt securities	18,732		18,732
Total	$547,873	$3,912	$543,961	$0

The Company is required to measure and disclose certain other assets and liabilities at fair value on a nonrecurring basis to comply with U.S. GAAP, primarily to adjust assets to fair value under the application of lower of cost or fair value accounting. Disclosures may also include financial assets and liabilities acquired in a business combination, which are initially measured at fair value and evaluated periodically for impairment.

The Company’s disclosure about assets and liabilities measured at fair value on a nonrecurring basis consists of impaired loans and other real estate owned (“OREO”). Loans are considered impaired when full payment under the contractual terms is not expected. In general, impaired loans are also on nonaccrual status. Impaired loans are measured at the loan’s observable market price or at the fair value of the collateral based on recent appraisals if the loan is collateral dependent. If the value of an impaired loan is less than the unpaid balance, the difference is credited to the allowance for loan losses with a corresponding charge to provision for loan losses. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of a loan is confirmed.

Impaired loans were $131 million and $108 million at March 31, 2010 and year-end 2009, respectively. Impaired loans in the amount of $16.8 million were written down to their estimated fair value of $16.0 million in the first quarter of 2010. For the first quarter of 2009, impaired loans of $44.0 million were written down to their estimated fair value of $43.7 million. The provision for loan losses in 2010 and 2009 includes $810 thousand and $317 thousand, respectively, related to impaired loans. The fair value of impaired loans with specific allocations of the allowance for loan losses is measured at fair value based on the fair value of the underlying collateral based on recent appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraisers take absorption rates into consideration and adjustments are routinely made in the appraisal process to identify differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

OREO includes properties acquired by the Company through actual loan foreclosures and is carried at the lower of cost or fair value less estimated costs to sell. Fair value of OREO is generally based on third party appraisals of the property that includes comparable sales data and is considered as Level 3 inputs. If the carrying amount of the OREO exceeds fair value less estimated costs to sell, an impairment loss is recorded through expense. At March 31, 2010 and December 31, 2009 OREO was $26.7 million and $31.2 million, respectively. During the first quarter of 2010, OREO in the amount of $5.9 million was written down to its estimated fair value of $5.0 million. In the first quarter of 2009, OREO in the amount of $809 thousand was written down to its estimated fair value of $718 thousand. Impairment charges on OREO included in earnings were $943 thousand and $91 thousand for the three months ended March 31, 2010 and 2009, respectively. In addition to the impairment charges, net losses included earnings from the sale of OREO were $439 thousand for the first quarter of 2010. In the first quarter of 2009, the Company recorded net gains on the sale of OREO of $73 thousand.

The following table represents assets measured at fair value on a nonrecurring basis as of March 31, 2010 and December 31, 2009.

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2010
Impaired Loans
Real estate-construction	$1,496			$1,496
Real estate mortgage-residential	5,581			5,581
Real estate mortgage-farmland and other commercial enterprises	8,857			8,857
Other	90			90
Total Impaired Loans	$16,024			$16,024

OREO	4,955			4,955
Total	$20,979			$20,979

December 31, 2009
Impaired Loans	$54,961			$54,961
OREO	11,140			11,140
Total	$66,101			$66,101

The following table represents impairment charges recorded in earnings for the periods indicated on assets measured at fair value on a nonrecurring basis.

(In thousands)
Three months ended	March 31, 2010	March 31, 2009
Impairment charges:
Impaired Loans	$810	$317
OREO	943	91
Total	$1,753	$408

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents, Accrued Interest Receivable, and Accrued Interest Payable
The carrying amount is a reasonable estimate of fair value.

Investment Securities Available for Sale
Available for sale investment securities are measured and carried at fair value on a recurring basis. Additional information about the methods and assumption used to estimate fair value of available for sale investment securities is described above.

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows for the periods indicated.

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$216,318	$216,318	$218,336	$218,336
Investment securities:
Available for sale	558,083	558,083	547,873	547,873
FHLB and similar stock	9,479	N/A	9,148	N/A
Held to maturity	975	933	975	922
Loans, net	1,231,784	1,225,966	1,248,578	1,246,151
Accrued interest receivable	8,918	8,918	9,381	9,381

Liabilities
Deposits	1,624,436	1,631,884	1,633,433	1,640,933
Federal funds purchased and other short-term borrowings	38,597	38,597	47,215	47,215
Securities sold under agreements to repurchase and other long-term borrowings	262,787	279,827	267,962	285,093
Subordinated notes payable to unconsolidated trusts	48,970	28,492	48,970	28,528
Accrued interest payable	4,284	4,284	4,685	4,685

7.           Investment Securities

The following tables summarize the amortized costs and estimated fair value of the securities portfolio at March 31, 2010 and December 31, 2009. The summary is divided into available for sale and held to maturity investment securities.

	Amortized	Gross	Gross	Estimated
March 31, 2010 (In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$116,261	$191	$288	$116,164
Obligations of states and political subdivisions	93,710	1,967	525	95,152
Mortgage-backed securities – residential	313,621	10,443	509	323,555
U.S. Treasury securities	3,060	4		3,064
Money market mutual funds	499			499
Corporate debt securities	20,518	274	1,143	19,649
Total securities – available for sale	$547,669	$12,879	$2,465	$558,083
Held To Maturity
Obligations of states and political subdivisions	$975	$0	$42	$933

	Amortized	Gross	Gross	Estimated
December 31, 2009 (In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$90,889	$162	$299	$90,752
Obligations of states and political subdivisions	107,190	2,423	655	108,958
Mortgage-backed securities – residential	315,546	10,446	473	325,519
U.S. Treasury securities	2,997	5		3,002
Money market mutual funds	910			910
Corporate debt securities	20,341	195	1,804	18,732
Total securities – available for sale	$537,873	$13,231	$3,231	$547,873
Held To Maturity
Obligations of states and political subdivisions	$975	$0	$53	$922

The amortized cost and estimated fair value of the securities portfolio at March 31, 2010, by contractual maturity, are detailed below. The summary is divided into available for sale and held to maturity securities. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are stated separately due to the nature of payment and prepayment characteristics of these securities, as principal is not due at a single date.

	Available For Sale		Held To Maturity
	Amortized	Estimated	Amortized	Estimated
March 31, 2010 (In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$19,609	$19,708
Due after one year through five years	91,284	91,986
Due after five years through ten years	59,076	59,320
Due after ten years	64,079	63,514	$975	$933
Mortgage-backed securities-residential	313,621	323,555
Total	$547,669	$558,083	$975	$933

Gross realized gains and losses on the sale of available for sale investment securities were as follows:

	Three Months Ended
	March 31,
(In thousands)	2010	2009

Gross realized gains	$1,612	$773
Gross realized losses		19
Net realized gains	$1,612	$754

Proceeds from sales and calls of available for sale investment securities	$96,281	$86,265

Investment securities with unrealized losses at March 31, 2010 and December 31, 2009 not recognized in income are presented in the tables below. The tables segregate investment securities that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or more. The tables also include the fair value of the related securities.

	Less than 12 Months		12 Months or More		Total
March 31, 2010 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$52,625	$288			$52,625	$288
Obligations of states and political subdivisions	19,888	406	$4,741	$161	24,629	567
Mortgage-backed securities – residential	72,016	509			72,016	509
Corporate debt securities			11,860	1,143	11,860	1,143
Total	$144,529	$1,203	$16,601	$1,304	$161,130	$2,507

	Less than 12 Months		12 Months or More		Total
December 31, 2009 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$39,445	$299			$39,445	$299
Obligations of states and political subdivisions	22,795	552	$3,605	$156	26,400	708
Mortgage-backed securities – residential	41,120	473			41,120	473
Corporate debt securities			11,710	1,804	11,710	1,804
Total	$103,360	$1,324	$15,315	$1,960	$118,675	$3,284

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

At March 31, 2010, the Company’s investment security portfolio had gross unrealized losses of $2.5 million. Unrealized losses on corporate debt securities comprised $1.1 million of the total unrealized loss, an improvement of $661 thousand or 36.6% from December 31, 2009. Corporate debt securities consist primarily of single-issuer trust preferred capital securities issued by national and global financial services firms. Each of these securities is currently performing and the issuers of these securities are rated as investment grade by major rating agencies, although downgrades occurred with respect to certain securities within this group of holdings during 2009. The unrealized loss on corporate debt securities is primarily attributed to the general decline in financial markets and temporary illiquidity that began in 2008 and is not due to adverse changes in the expected cash flows of the individual securities. Overall market declines, particularly of banking and financial institutions, are a result of significant stress throughout the regional and national economy that began during 2008 and has not fully stabilized.

The Company attributes the unrealized losses in the other sectors of its securities portfolio mainly to changes in market interest rates. In general, market rates exceed the yield available at the time many of the securities in the portfolio were purchased. The Company does not expect to incur a loss on these securities unless they are sold prior to maturity.

Corporate debt securities and other securities with unrealized losses held in the Company’s portfolio at March 31, 2010 are performing according to their contractual terms. The Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery. The Company does not consider any of the securities to be impaired due to reasons of credit quality or other factors.

8.	Loans

Major classifications of loans outstanding, net of unearned income, are summarized as follows.

	March 31, 2010	December 31, 2009
(Dollars in thousands)	Amount	Amount

Commercial, financial, and agriculture	$110,021	$114,687
Real estate – construction	201,194	211,725
Real estate mortgage – residential	470,384	473,644
Real estate mortgage - farmland and other commercial enterprises	416,812	411,309
Installment	34,628	36,280
Lease financing	22,439	24,297
Total	$1,255,478	$1,271,942

Changes in the allowance for loan losses were as follows.

(Dollars in thousands)	March 31, 2010	March 31, 2009

Balance, beginning of year	$23,364	$16,828
Provision for loan losses	1,926	1,676
Recoveries	159	123
Loans charged off	(1,755)	(850)
Balance, end of period	$23,694	$17,777

Impaired and nonperforming loans are summarized as follows.

(Dollars in thousands)	March 31, 2010	December 31, 2009

Impaired loans with no allocated allowance for loan losses	$52,412	$47,746
Impaired loans with allocated allowance for loan losses	79,003	60,723
Total impaired loans	$131,415	$108,469

Allowance for loan losses related to impaired loans	$7,221	$7,374
Average impaired loans	131,282	70,845

Nonaccrual loans	$64,011	$56,630
Restructured loans	42,325	17,911
Loans past due 90 days or more and still accruing	1,554	1,807
Total nonperforming loans	$107,890	$76,348

The Company has allocated $2.3 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2010.  The Company has commitments to lend additional amounts totaling up to $1.0 million to customers with outstanding loans that are classified as troubled debt restructurings.

9.	Regulatory Matters

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

The regulatory ratios of the consolidated Company and its subsidiary banks were as follows for the dates indicated.

	March 31, 2010			December 31, 2009
	Tier 1 Capital	Total Capital	Tier 1 Leverage	Tier 1 Capital	Total Capital	Tier 1 Leverage
Consolidated	14.25%	15.51%	8.56%	13.95%	15.20%	8.15%
Farmers Bank & Capital Trust Company	14.17	15.44	8.19	14.40	15.66	7.68
United Bank & Trust Company	12.53	13.79	7.49	12.49	13.75	7.35
The Lawrenceburg Bank & Trust Company	11.61	12.87	6.08	10.24	11.50	5.46
First Citizens Bank	12.22	12.96	8.26	12.02	13.75	7.96
Citizens Bank of Northern Kentucky, Inc.	10.13	11.39	6.81	9.70	10.95	6.23

In the summer of 2009 the Federal Reserve Bank of St. Louis (“FRB St. Louis”) conducted an examination of the Parent Company.  Primarily due to the regulatory actions and capital requirements at three of the Company’s subsidiary banks (as discussed below), the FRB St. Louis and Kentucky Department of Financial Institutions (“KDFI”) proposed the Company enter into a Memorandum of Understanding (“Memorandum”).  The Company’s board approved entry into the Memorandum at a regular board meeting during the fourth quarter of 2009.  Pursuant to the Memorandum, the Company agreed that it would develop an acceptable capital plan to ensure that the consolidated organization remains well-capitalized and each of its subsidiary banks meet the capital requirements imposed by their regulator as described below. The Company also agreed to reduce its next quarterly common stock dividend from $.25 per share down to $.10 per share and not make interest payments on the Company’s trust preferred securities or dividends on its common or preferred stock without prior approval from FRB St. Louis. Representatives of the FRB St. Louis and KDFI have indicated that any such approval for the payment of dividends will be predicated on a demonstration of adequate, normalized earnings on the part of the Company’s subsidiaries sufficient to support quarterly payments on the Company’s trust preferred securities and quarterly dividends on the Company’s common and preferred stock.  While both regulatory agencies have granted approval of the Company’s request to make interest payments on its trust preferred securities and dividends on its preferred stock in the current quarter, the Company did not (based on the assessment by Company management of both the Company’s capital position and the earnings of its subsidiaries) seek regulatory approval for the payment of common stock dividends.  Moreover, the Company will not pay any such dividends on its common stock in any subsequent quarter until the regulator’s assessment of the earnings of the Company’s subsidiaries, and the Company’s assessment of its capital position, both yield the conclusion that the payment of a Company common stock dividend is warranted.

While each of the Company’s subsidiary banks was well-capitalized as of March 31, 2010, some of their capital levels have decreased over the past eighteen months as a result of the economic downturn that began in 2008.  As a result of the turmoil in the banking markets and continued difficulty many banks are experiencing with their loan portfolios, bank regulatory agencies are increasingly requiring banks to maintain higher capital reserves as a cushion for dealing with any further deterioration in their loan portfolios.  The agencies that regulate the Company’s banks have determined, in the wake of examinations, that the three Company subsidiaries identified below may require future capital infusions in order to satisfy higher regulatory capital ratios.

Farmers Bank.  Farmers Bank was the subject of a regularly scheduled examination by the KDFI which was conducted in mid-September 2009.  As a result of this examination, the KDFI and FRB St. Louis have entered into a Memorandum of Understanding with Farmers Bank.  The Memorandum, among other things, requires that

Farmers Bank obtain written consent prior to declaring or paying the Parent Company a cash dividend and to achieve and maintain increasing Leverage Ratios of 7.75% and 8.0% by March 31, 2010 and June 30, 2010, respectively.  The Parent Company injected from its reserves $11 million in capital into Farmers Bank subsequent to the Memorandum. Farmers Bank has further agreed that if at the time of the proposed merger of Lawrenceburg Bank into Farmers Bank, which is anticipated to occur during May 2010, the combined bank has a Leverage Ratio of less than 8.0% and the Parent Company has obtained additional capital by that time, the Parent Company will inject additional capital to raise the Leverage Ratio to 8.0%. The Parent Company expects to inject $1.5 million into Farmers Bank effective with the anticipated merger in May 2010. At March 31, 2010 Farmers Bank had a Tier 1 Leverage Ratio of 8.19% and a Total Risk-Based Ratio of 15.44%.

Lawrenceburg Bank.  As a result of an examination conducted in March 2009, on May 15, 2009, Lawrenceburg Bank entered into a Memorandum of Understanding with the FRB St. Louis and the KDFI. The Memorandum, among other things, requires Lawrenceburg Bank to achieve and maintain a Leverage Ratio of at least 8%.  On October 23, 2009, the Company announced that it is in the preliminary stages of merging Lawrenceburg Bank into Farmers Bank.  The Company applied for regulatory approval for the merger in the first quarter of 2010 with an anticipated effective date for the merger in May 2010. In light of the proposed merger of Lawrenceburg Bank into Farmers Bank, the KDFI and FRB St. Louis agreed to require Lawrenceburg Bank to reach a Leverage Ratio of 6.0% at March 31, 2010 and that Farmers Bank reach a Leverage Ratio of 7.75% upon completion of the merger.  The Parent Company injected $1.0 million additional capital into Lawrenceburg Bank during the first quarter 2010 for it to meet the 6.0% Leverage Ratio and expects to inject an additional $1.5 million into Farmers Bank when the merger is complete in order to meet the 7.75% minimum Leverage Ratio. At March 31, 2010 Lawrenceburg Bank had a Tier 1 Leverage Ratio of 6.08% and a Total Risk-Based Ratio of 12.87%.

United Bank.  As a result of an examination conducted in late July and early August of 2009, the FDIC proposed United Bank enter into a Cease and Desist Order (“Order”) primarily as a result of its level of non-performing assets.  Among its requirements, the Order requires United Bank to achieve (1) leverage ratios of 7.75% and 8.0% by March 31, 2010 and June 30, 2010, respectively, and (2) a Total Risk-Based Ratio of 12% immediately.  Subsequent to the Order, the Parent Company injected $10.5 million from its reserves into United Bank. At March 31, 2010 United Bank had a Tier 1 Leverage Ratio of 7.49% and a Total Risk-Based Ratio of 13.79%. Subsequent to March 31, 2010, the Parent Company injected $1.9 million of capital into United Bank to bring its Leverage Ratio up to the minimum 7.75% as required by the Order.

The Company may fund any additional external capital requirements of Farmers Bank, United Bank or any of its other banking subsidiaries from future public or private sales of securities at an appropriate time or from existing resources of the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements with the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties.  In general, forward-looking statements relate to a discussion of future financial results or projections, future economic performance, future operational plans and objectives, and statements regarding the underlying assumptions of such statements.  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company and its subsidiaries operate) and lower interest margins; competition for the Company’s customers from other providers of financial services; deposit outflows or reduced demand for financial services and loan products; government legislation, regulation, and changes in monetary and fiscal policies (which changes from time to time and over which the Company has no control); changes in interest rates; changes in prepayment speeds of loans or investment securities; inflation; material unforeseen changes in the liquidity, results of operations, or financial condition of the Company’s customers; changes in the level of non-performing assets and charge-offs; changes in the number of common shares outstanding; the capability of the Company to successfully enter into a definitive agreement for and close anticipated transactions; the possibility that acquired entities may not perform as well as expected; unexpected claims or litigation against the Company; technological or operational difficulties; the impact of new accounting pronouncements and changes in policies and practices that may be adopted by regulatory agencies; acts of war or terrorism; the ability of the parent company to receive dividends from its subsidiaries; the impact of larger or similar financial institutions encountering difficulties, which may adversely affect the banking industry or the Company; the Company or its subsidiary banks’ ability to maintain required capital levels and adequate funding sources and liquidity; and other risks or uncertainties detailed in the Company’s filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.  The Company expressly disclaims any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in the Company’s opinions or expectations.

RESULTS OF OPERATIONS

First Quarter 2010 Compared to First Quarter 2009

The Company reported net income of $1.9 million for the quarter ended March 31, 2010. This represents a decrease of $1.4 million or 41.1% compared to $3.3 million for the quarter ended March 31, 2009. Net income per common share was $.20 in the current quarter, a decrease of $.19 or 48.7% compared to $.39 a year ago. A summary of the quarterly comparison follows.

▪
The percentage decrease in per common share earnings is greater than the percentage decrease in net income due to an increase in dividends and accretion related to the preferred stock issued during the first quarter of 2009 and a slight increase in the number of common shares outstanding.

▪
Net interest income decreased $789 thousand or 5.5%. Interest and fee income on loans declined $2.2 million or 11.1% partially offset by lower interest expense on deposits of $1.9 million or 21.9%. Net interest margin was 2.93% in the current quarter, a decrease of 10 basis points from 3.03% in the first quarter a year earlier; net interest spread was 2.76%, compared to 2.75%.

▪	The provision for loan losses increased $250 thousand or 14.9% compared to a year ago.
▪
Noninterest income increased $765 thousand or 11.4% mainly due to a $858 thousand increase in net gains on the sale of investment securities partially offset by a $225 thousand decrease from net gains on the sale of loans. Allotment processing fees increased $96 thousand or 7.5%.

▪
Noninterest expenses increased $1.4 million or 9.2%. Salary and benefit expenses decreased $428 thousand or 5.7%, but were offset by higher expenses associated with other real estate of $1.5 million and deposit insurance expense of $654 thousand.

▪	Income tax expense decreased $299 thousand or 34.3%. The effective income tax rate was 22.7% in the current period compared to 20.9% a year earlier.
▪	Return on average assets (“ROA”) and equity (“ROE”) was .36% and 5.25%, respectively for the current quarter compared to .60% and 6.87% for the previous-year first quarter.

Net Interest Income

The overall interest rate environment at March 31, 2010 was stable and relatively unchanged when compared to year-end 2009 as measured by the Treasury yield curves. However, the overall interest rate environment in the first quarter of 2010, with the exception of shorter-term maturity periods, was higher than the overall interest rate environment during the first quarter a year ago. The overall rate environment remains near historic lows which makes managing the Company’s net interest margin very challenging. At March 31, 2010 the short-term federal funds target interest rate was between zero and 0.25%, unchanged compared to March 31, 2009. Short-term treasury yields for 3 and 6-month maturities decreased 10 and 5 basis points compared to a year ago. Yields for the 3, 5, 10, and 30-year maturity periods increased 45, 89, 116, and 118 basis points, respectively.

Net interest income was $13.5 million for the first three months of 2010, a decrease of $789 thousand or 5.5% from $14.2 million a year earlier. The decrease in net interest income is attributed mainly to a $2.2 million or 11.1% decline in interest income on loans that was partially offset by a $1.9 million or 21.9% decrease in interest expense on deposit accounts. The decrease in both of these line items was driven mainly by rate declines, which countered the effect on net interest income of volume increases in deposits.

Interest income and interest expense related to most of the Company’s earning assets and interest paying liabilities have declined in the quarterly comparison. These declines are due almost entirely to the lower interest rate environment in the current period compared to a year earlier. The Company is generally earning and paying less interest from its earning assets and funding sources as the average rates earned and paid have decreased. This includes repricing of variable and floating rate assets and liabilities that have reset to net overall lower amounts since their previous repricing date as well as activity related to new earning assets and funding sources.

Total interest income was $23.4 million in the first quarter of 2010, a decrease of $2.9 million or 11.2% and was driven by lower interest income on loans of $2.2 million or 11.1%. The average rate earned on loans was 5.8% in the current period, down 44 basis points from 6.2% a year earlier. Interest on taxable securities decreased $784 thousand or 14.3% which is primarily attributed to a 77 basis point lower average rate earned.

Total interest expense was $9.9 million in the first quarter of 2010. This represents a decrease of $2.2 million or 17.8% compared to $12.1 million a year ago. The decrease in interest expense was driven by lower interest expense on deposits of $1.9 million or 21.9%. The average rate paid on deposit accounts was 1.90% in the current period, a decrease of 64 basis points compared to 2.54% a year earlier. Interest expense on time deposits, the largest component of interest expense on deposits, declined $1.8 million or 22.8% in the comparison. Interest expense on long-term borrowings decreased $256 thousand or 7.5% due in part to both a lower average balance outstanding of $19.5 million or 5.8% and a lower overall average interest rate paid of 7 basis points.

The net interest margin on a taxable equivalent basis decreased 10 basis points to 2.93% during the first quarter of 2010 compared to 3.03% in the same quarter of 2009.  The decrease in net interest margin is attributed to a lower net interest position in the current three months compared to the first quarter of 2009. Net interest position represents the amount of earning assets in excess of interest paying liabilities. The Company’s net interest position was $148 million for the three months ended March 31, 2010, a decrease of $54.3 million 26.8% compared to $202 million for the first three months of 2009. The Company’s net interest position provided 17 basis points to its net interest margin for the first quarter of 2010 compared to 28 basis points a year earlier.

The spread between rates earned on earning assets and rates paid on interest bearing liabilities was 2.76% in the current quarter compared to 2.75% in the same quarter a year earlier. The Company expects its net interest margin to remain relatively flat or trend up slightly in the near term according to internal modeling using expectations about future market interest rates, the maturity structure of the Company’s earning assets and liabilities, and other factors. Future results could be significantly different than expectations.

The following tables present an analysis of net interest income for the quarterly periods ended March 31.

Distribution of Assets, Liabilities and Shareholders’ Equity:  Interest Rates and Interest Differential
Quarter Ended March 31,	2010			2009
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities
Taxable	$435,081	$4,699	4.38%	$431,791	$5,483	5.15%
Nontaxable1	94,999	1,252	5.34	87,853	1,188	5.48
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell	152,431	84	.22	145,397	79	.22
Loans1,2,3	1,264,314	17,975	5.77	1,315,584	20,142	6.21
Total earning assets	1,946,825	$24,010	5.00%	1,980,625	$26,892	5.51%
Allowance for loan losses	(23,709)			(16,859)
Total earning assets, net of allowance for loan losses	1,923,116			1,963,766
Nonearning Assets
Cash and due from banks	93,696			58,291
Premises and equipment, net	38,815			42,905
Other assets	132,271			160,615
Total assets	$2,187,898			$2,225,577
Interest Bearing Liabilities
Deposits
Interest bearing demand	$272,481	$144	.21%	$255,562	$198	.31%
Savings	265,083	460	.70	252,008	481	.77
Time	896,074	6,098	2.76	865,023	7,901	3.70
Federal funds purchased and other short-term borrowings	49,213	92	.76	70,321	116	.67
Securities sold under agreements to repurchase and other long-term borrowings	316,066	3,138	4.03	335,549	3,394	4.10
Total interest bearing liabilities	1,798,917	$9,932	2.24%	1,778,463	$12,090	2.76%
Noninterest Bearing Liabilities
Commonwealth of Kentucky deposits	2,769			34,187
Other demand deposits	203,155			184,978
Other liabilities	32,910			32,795
Total liabilities	2,037,751			2,030,423
Shareholders’ equity	150,147			195,154
Total liabilities and shareholders’ equity	$2,187,898			$2,225,577
Net interest income		14,078			14,802
TE basis adjustment		(628)			(563)
Net interest income		$13,450			$14,239
Net interest spread			2.76%			2.75%
Impact of noninterest bearing sources of funds			.17			.28
Net interest margin			2.93%			3.03%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
2Loan balances include principal balances on nonaccrual loans.
3Loan fees included in interest income amounted to $362 thousand and $490 thousand in 2010 and 2009, respectively.

Analysis of Changes in Net Interest Income (tax equivalent basis)
(In thousands)	Variance	Variance Attributed to
Quarter Ended March 31,	2010/2009	1	Volume	Rate

Interest Income
Taxable investment securities	$(784)	$284	$(1,068)
Nontaxable investment securities2	64	236	(172)
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell	5	5
Loans2	(2,167)	(769)	(1,398)
Total interest income	(2,882)	(244)	(2,638)
Interest Expense
Interest bearing demand deposits	(54)	77	(131)
Savings deposits	(21)	121	(142)
Time deposits	(1,803)	1,790	(3,593)
Federal funds purchased and other short-term borrowings	(24)	(104)	80
Securities sold under agreements to repurchase and other long-term borrowings	(256)	(198)	(58)
Total interest expense	(2,158)	1,686	(3,844)
Net interest income	$(724)	$(1,930)	$1,206
Percentage change	100.0%	266.6%	(166.6)%

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Provision and Allowance for Loan Losses

The provision for loan losses represents charges (or credits) to earnings that maintain an allowance for loan losses at an adequate level based on credit losses specifically identified in the loan portfolio, as well as management’s best estimate of incurred probable loan losses in the remainder of the portfolio at the balance sheet date. The Company’s loan quality has been negatively impacted by adverse conditions in certain real estate sectors since the downturn in the overall economy and financial markets that started to take place in late 2007. This has led to declines in real estate values and deterioration in the financial condition of many of the Company’s borrowers, particularly borrowers in the commercial and real estate development industry. The Company has, in turn, lowered its loan quality ratings on certain commercial and real estate development loans as part of its normal internal review process. Declining real estate values have resulted in several loans of a significant dollar amount that have become under collateralized, leading to a significant increase in the Company’s nonperforming loans, net charge-offs, and provision for loan losses.

The provision for loan losses for the quarter ended March 31, 2010 was $1.9 million, an increase of $250 thousand or 14.9% compared to $1.7 million for the same quarter of 2009. Net charge-offs were $1.6 million in the current quarter compared to $727 thousand a year earlier. On an annualized basis, quarterly net charge-offs were .51% of average loans outstanding at March 31, 2010. This compares to 1.59%, and .22% for the fourth quarter of 2009 and March 31 a year ago, respectively.

In general, the provision for loan losses and related allowance increases as the level of nonperforming and impaired loans, as a percentage of loans outstanding, increases. Nonperforming loans were $108 million at March 31, 2010, an increase of $31.5 million and $78.9 million compared to $76.3 million and $29.0 million at year-end 2009 and March 31, 2009, respectively. As a percentage of loans outstanding (net of unearned income), nonperforming loans were 8.6%, 6.0%, and 2.20% at March 31, 2010, year-end 2009, and March 31, 2009, respectively. Real estate development loans continue to negatively impact nonperforming loans which has resulted in higher levels for the provision for loans losses and allowance for loan losses. Additionally, the general component of the Company’s allowance for loan losses has increased as a result of its historical loan loss experience that has trended upward in recent periods.

Nonperforming loans began to increase sharply in the second quarter of 2009, going to $44.3 million from $29.0 million at March 31, 2009. By year-end 2009, nonperforming loans were $76.3 million and stood at $108 million at March 31, 2010. Although certain economic metrics show continuing signs of improvement, the upward trend in nonperforming loans is driven by overall weaknesses that remain in the general economy stemming from one of the most severe recessions in many decades. Certain housing markets are showing signs of stabilizing and inflation concerns have subsided, but labor markets continue to be weak. For the Company, economic conditions in recent quarters have resulted in higher stress in the real estate development portion of its banks’ lending portfolio.

The allowance for loan losses was $23.7 million or 1.89% of outstanding loans (net of unearned income) at March 31, 2010. This compares to $23.4 million or 1.84% of net loans outstanding at year-end 2009. A year earlier, the allowance was $17.8 million or 1.35% of net loans outstanding.

As a percentage of nonperforming loans, the allowance for loan losses was 22.0%, 30.6%, and 61.4% at March 31, 2010, year-end 2009, and March 31, a year earlier, respectively. The allowance for loan losses grew at a slower pace than nonperforming loans in the first quarter of 2010 mainly because most of the increase in nonperforming loans is attributed to increased restructured loans to $42.3 million at March 31, 2010 compared to $17.9 million at December 31, 2009. The reserve assigned to credits that are restructured with lower interest rates represents the difference in the present value of future cash flows calculated at the loan’s original interest rate and the new lower rate. This generally results in a reserve for loan losses that is less severe than for other loans that are collateral dependent. All loans restructured are in compliance with their modified terms at March 31, 2010.

In addition to higher restructured loans, certain other loans have moved from performing to nonperforming without a corresponding increase in the allowance for loan losses. This includes a $7.9 million real estate development credit that is now classified as nonaccrual. This credit was previously identified as impaired and specific reserves were allocated although it was previously a performing loan. Other factors positively impacting the Company’s allowance for loan losses as a percentage of outstanding loans is a reduction in loans past due between 30 and 89 days along with an overall net decrease in loans outstanding. Loans delinquent between 30 and 89 days decreased $12.8 million or 52.6% to $11.5 million at March 31, 2010 compared to $24.3 million at year-end 2009. Loans outstanding, net of unearned income, decreased $16.5 million or 1.3% at March 31, 2010 compared to year-end 2009.

Noninterest Income

Noninterest income was $7.5 million for the first quarter of 2010, an increase of $765 thousand or 11.4% compared to $6.7 million for the same period a year ago. The increase in noninterest income was driven mainly by higher net gains of $858 thousand from the sale of investment securities and a $96 thousand or 7.5% increase in allotment processing fees, which offset a $225 thousand or 65.0% decrease in net gains on the sale of loans.

The increase in net gains on the sale of investment securities is attributed to refinements in the makeup of the investment portfolio from normal asset-liability management. The increase in allotment processing fees was boosted by higher transaction volumes. The decrease in net gains on the sale of loans is a result of lower origination and sales volumes. The volume of mortgage loans originated for sale has declined in the current period compared to a year earlier because many consumers seeking to refinance or take advantage of recent homebuyer federal tax credits did so during 2009.

Income from company-owned life insurance decreased $32 thousand or 9.8% in the quarterly comparison due mainly to lower outstanding balances. Late in the first quarter of 2010, the Parent Company liquidated $8.6 million of this life insurance investment. An additional $2.2 million of company-owned life insurance remains at the Parent Company at March 31, 2010 that is expected to be converted to cash in the near term. The Company’s subsidiary banks maintain an aggregate balance of $26.2 million in company-owned life insurance.

Noninterest Expense

Total noninterest expenses were $16.5 million for the first quarter of 2010, up $1.4 million or 9.2% compared to $15.1 million for the first quarter of 2009. Salaries and employee benefits, the largest component of noninterest expenses, decreased $428 thousand or 5.7% in the comparison. The decrease is mainly a function of a smaller workforce and a decrease in the Company’s matching contributions to its salary savings plan that took effect in the current quarter.

The average number of full time equivalent employees was 538 for the first quarter of 2010, a decrease of 31 compared to 569 a year ago. The reduction in full time equivalent employees is mainly a function of attrition combined with the impact of operational efficiencies gained from internal consolidations primarily through the Company’s three-bank merger that occurred in the fourth quarter of 2008. In the first quarter of 2010, the Company implemented a cost saving measure whereby it decreased its matching employee contributions to its salary savings plan. Beginning in the first quarter of 2010, the Company began to match up to 50% of eligible employee deferrals up to a maximum of 6% of the participants’ compensation. For 2009, the Company matched all eligible employee contributions up to 6% of the participants’ compensation.

Significant decreases in other noninterest expense categories include amortization of intangible assets of $129 thousand or 26.4%, correspondent banks fees of $110 thousand or 36.3%, and equipment expenses of $94 thousand or 12.5%. Amortization of intangible assets, which relate to customer lists and core deposits from prior acquisitions, is decreasing as a result of amortization schedules that allocate a higher amount of amortization in the earlier periods following an acquisition consistent with how the assets are used. Correspondent bank fees decreased mainly as a result of lower transaction volumes with the Commonwealth of Kentucky. The reduction in equipment expenses is due mainly to a decrease in depreciation expense that correlates to a smaller depreciable base of related assets.

Significant increases in other noninterest expense line items include net other real estate expenses of $1.5 million and deposit insurance expense of $654 thousand or 145%. The increase in net other real estate expenses correlates with the $11.8 million higher net amount of foreclosed real estate properties held by the Company at March 31, 2010 compared to a year earlier. Expenses relating to these properties generally include amounts to prepare the properties for resale and, in some cases, impairment charges to write down a property’s book value to its fair value less estimated costs to sell as determined by appraisal. The increase in deposit insurance expense is attributed to an increase in assessment rates imposed by the Federal Deposit Insurance Corporation in connection with its long-term deposit insurance fund restoration plan that took effect in the second quarter of 2009.

Income Taxes

Income tax expense for the first quarter of 2010 was $572 thousand, a decrease of $299 thousand or 34.3% compared to $871 thousand for the same period a year earlier. The effective federal income tax rate increased 187 basis points to 22.7% from 20.9% in the comparison. The effective income tax rate was driven upward in the current quarter by the Parent Company’s surrender of company-owned life insurance. Income tax expense for the first quarter of 2010 includes $278 thousand related to this transaction.

FINANCIAL CONDITION

Total assets were $2.1 billion at March 31, 2010, a decrease of $23.3 million or 1.1% from the prior year-end 2009. The decrease in assets is primarily related to lower loans (net of unearned income) of $16.5 million or 1.3%, company-owned life insurance of $8.3 million or 22.6%, and other real estate owned of $4.5 million or 14.6%. Net investment securities increased $10.2 million or 1.9%.

In March 2010, the Parent Company liquidated $8.6 million of its investment in company-owned life insurance at its cash surrender value. The Parent Company took this action mainly to have additional cash available to inject into certain of its bank subsidiaries to strengthen their capital positions. An additional $2.2 million of company-owned life insurance remains at the Parent Company at March 31, 2010 that is expected to be liquidated in the near term.

Total liabilities were $2.0 billion at March 31, 2010, a decrease of $25.3 million or 1.2% compared to December 31, 2009. Deposits decreased $9.0 million or .6%. Net borrowed funds decreased $13.8 million or 3.8%. Shareholders’ equity increased $2.0 million or 1.3% to $149 million at the end of the period mainly attributed to net income for the first quarter.

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

On an average basis, total assets were $2.2 billion for the first three months of 2010, a decrease of $74.2 million or 3.3% from year-end 2009. Average total assets decreased $52.4 million from year-end 2009 as a result of the goodwill impairment charge at year-end 2009 where the Company wrote off the entire amount of its goodwill. Average earning assets decreased $32.4 million or 1.6% from year-end 2009. Average earning assets were 89.0% and 87.5% of total average assets for the three months ended March 31, 2010 and the year 2009, respectively. Average temporary investments increased $23.3 million or 18.1%, which was offset by lower average net loans of $42.5 million or 3.3% and investment securities of $13.2 million or 2.4%. Deposits averaged $1.6 billion for the three months ended March 31, 2010, an increase of $7.6 million or .5% from the prior year-end. Average interest bearing deposit accounts increased $28.3 million or 2.0% in the comparison, partially offset by a $20.7 million or 9.1% decrease in average noninterest bearing deposits.

Temporary Investments

Temporary investments consist of interest bearing deposits in other banks and federal funds sold and securities purchased under agreements to resell. The Company uses these funds in the management of liquidity and interest rate sensitivity. At March 31, 2010, temporary investments were $132 million, a decrease of $50.2 million or 27.5% compared to $182 million at year-end 2009. The decrease in temporary investments is mainly due to lower interest bearing deposit balances in other banks of $49.8 million primarily with the federal reserve banking system. A significant portion of the decrease in interest bearing deposits in other banks corresponds to a $48.2 million increase in noninterest bearing cash and due from banks.

Temporary investments averaged $152 million during the first three months of 2010, an increase of $23.3 million or 18.1% from year-end 2009. The increase is a result of the Company’s overall net funding position, which reflects a more conservative lending approach as the Company continues to work through its high level of nonperforming assets in a difficult economy. Temporary investments are reallocated to loans or other investments as market conditions and Company resources warrant.

Investment Securities

The investment securities portfolio is comprised primarily of U.S. government-sponsored agency securities, mortgage-backed securities, and tax-exempt securities of states and political subdivisions. The Company also holds $16.4 million aggregate amortized cost amounts of single-issuer trust preferred capital securities of global and national financial services firms with an estimated fair value of $15.5 million. Each of these securities are currently performing and the issuers of such securities are rated as investment grade by major rating agencies. The Company does not intend to sell these securities nor does the Company believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company believes these securities are not impaired due to reasons of credit quality or other factors, but rather the unrealized losses are primarily attributed to general uncertainties in the financial markets and market volatility. The Company believes that it will be able to collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will recover as they approach their maturity dates. The estimated fair value of the Company’s previously reported aggregate holdings of debentures issued by global and national financial services firms exceeded its amortized costs amount of $2.5 million at March 31, 2010.

Total investment securities were $559 million on March 31, 2010, an increase of $10.2 million or 1.9% compared to $549 million at year-end 2009. Net amortized cost amounts were up $9.8 million or 1.8% while net market value adjustments related to investments carried in the available for sale portfolio increased $413 thousand or 4.1%.

Gross unrealized losses totaling $2.5 million at March 31, 2010 within the Company’s investment securities portfolio have not been included in income since they are identified as temporary. The Company believes that it will be able to collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will recover as they approach their maturity dates. The Company does not consider any of the securities to be impaired due to reasons of credit quality or other factors. The Company does not expect to incur a loss on these securities unless they are sold prior to maturity. All investment securities in the Company’s portfolio are currently performing. The Company does not have direct exposure to the subprime mortgage market. The Company does not originate subprime mortgages nor has it invested in bonds that are secured by such mortgages.

Loans

Loans, net of unearned interest, were $1.3 billion at March 31, 2010, a decrease of $16.5 million or 1.3% from year-end 2009. The Company has continued to take a more measured and cautious approach to loan growth in the near term while it continues to work through its nonperforming assets, which has increased sharply as a result of the lingering effects of one of the most severe recessions in recent history.

The composition of the loan portfolio is summarized in the table below.

	March 31, 2010		December 31, 2009
(Dollars in thousands)	Amount	%	Amount	%

Commercial, financial, and agriculture	$110,021	8.8%	$114,687	9.0%
Real estate – construction	201,194	16.0	211,725	16.7
Real estate mortgage - residential	470,384	37.4	473,644	37.2
Real estate mortgage - farmland and other commercial enterprises	416,812	33.2	411,309	32.3
Installment	34,628	2.8	36,280	2.9
Lease financing	22,439	1.8	24,297	1.9
Total	$1,255,478	100.0%	$1,271,942	100.0%

On average, loans represented 64.9% of earning assets during the current three-month period, a decrease of 109 basis points compared to 66.0% for year-end 2009. Average loans represent a lower percentage of earning assets due to a lower average outstanding balance and a sharp increase in short-term temporary investment, which is driven by overall market conditions and the net funding position of the Company. As loan demand fluctuates, the available funds are reallocated between loans and temporary investments or investment securities, which typically involve a decrease in credit risk and lower yields.

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

Nonperforming loans were $108 million at March 31, 2010, an increase of $31.5 million or 41.3% compared to year-end 2009 as a result of ongoing weaknesses in the overall economy that continue to strain the Company and many of its customers, particularly real estate development lending. Nonperforming loans were as follows at March 31, 2010 and December 31, 2009.

(In thousands)	March 31, 2010	December 31, 2009	Change	%
Nonaccrual	$64,011	$56,630	$7,381	13.0%
Restructured loans	42,325	17,911	24,414	136.3
Past due 90 days or more and still accruing	1,554	1,807	(253)	(14.0)
Total nonperforming loans	$107,890	$76,348	$31,542	41.3%

Restructured loans occur when a lender, because of economic or legal reasons related to a borrower’s financial difficulty, grants a concession to the borrower that it would not otherwise consider. Restructured loans typically include a reduction of the stated interest rate or an extension of the maturity date, among other possible concessions. Substantially all of the increase in the Company’s restructured loans is secured by real estate. The increase in restructured loans in the first quarter of 2010 compared to year-end 2009 was boosted by a single residential real estate development credit in the amount of $10.7 million. The Company is working diligently to identify which of its other challenged credits may merit a restructuring of terms in order to maximize loan repayments. Cash flow projections are carefully scrutinized prior to restructuring any credits; past due credits are typically not granted concessions.

The increase in nonaccrual loans was negatively impacted by the addition of a $7.9 million real estate development credit. This credit was previously identified as impaired and specific reserves were allocated in 2009 although it was a performing loan at year-end 2009.

The Company maintains a comprehensive risk-grading and loan review program, which includes a review of loans to assess risk and assign a grade to those loans, a review delinquencies, and an assessment of loans for needed charge-offs, or placement on non-accrual status. The Company had loans in the amount of $79.1 million at March 31, 2010 which are currently performing but are considered potential problem loans that are not included in the nonperforming loan totals in the table above. These loans, however, are considered in establishing an appropriate allowance for loan losses. The balance outstanding for potential problem credits is mainly a result of ongoing weaknesses in the overall economy that continue to strain the Company and many of its customers, particularly real estate development lending. Potential problem loans include a variety of borrowers and are secured primarily by real estate. At March 31, 2010 the five largest potential problem credits were $22.7 million in the aggregate and secured by various types of real estate including commercial, construction properties, and residential real estate development.

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

Other Real Estate

Other real estate owned (“OREO”) includes real estate properties acquired by the Company through foreclosure. At March 31, 2010 OREO was $26.7 million, a decrease of $4.5 million or 14.6% compared to $31.2 million from year-end 2009. The net decrease in OREO during the current quarter is attributed mainly to the sale of a commercial real estate property securing a single credit with a book value of $5.2 million.

Deposits

A summary of the Company’s deposits are as follows for the periods indicated.

	End of Period			Average
(In thousands)	March 31, 2010	December 31, 2009	Difference	(Three Months) March 31, 2010	(Twelve Months) December 31, 2009	Difference
Noninterest Bearing
Commonwealth	$335	$13,463	$(13,128)	$2,769	$34,992	$(32,223)
Other	208,425	201,055	7,370	203,155	191,656	11,499
Total	$208,760	$214,518	$(5,758)	$205,924	$226,648	$(20,724)

Interest Bearing
Demand	$265,073	$255,133	$9,940	$272,481	$247,235	$25,246
Savings	272,237	258,804	13,433	265,083	256,063	9,020
Time	878,366	904,978	(26,612)	896,074	902,066	(5,992)
Total	$1,415,676	$1,418,915	$(3,239)	$1,433,638	$1,405,364	$28,274

Total Deposits	$1,624,436	$1,633,433	$(8,997)	$1,639,562	$1,632,012	$7,550

Deposit balances of the Commonwealth can fluctuate significantly from day to day. The Company believes average balances are important when analyzing its deposit balances. The decrease in balances of the Commonwealth is due primarily to a data processing change by the Company during the first quarter of 2010. This change resulted in deposit transmissions from the Commonwealth that are generally received and credited after processing deadlines for same day credit. Outstanding deposit balances of the Commonwealth are expected to remain at lower than recent historical levels as a result of this change.

The decrease in time deposits from year-end 2009 is due in part to the maturity structure of the portfolio and overall liquidity position of the Company. The Company’s higher liquid position has enabled it to lower its cost of funds in the current quarter by allowing higher-rate certificates of deposit, particularly those in excess of $100 thousand in outstanding balances, to roll off or reprice at significantly lower interest rates.

Borrowed Funds

Total borrowed funds were $350 million at March 31, 2010, a decrease of $13.8 million or 3.8% from $364 million at year-end 2009. Long-term borrowings decreased $5.2 million or 1.6% due mainly to maturing FHLB advances. Short-term borrowings decreased $8.6 million or 18.3% as a result of a lower outstanding amount of federal funds purchased and securities sold under agreements to repurchase.  These sources of short-term funding fluctuate as the overall net funding position of the Company changes and, in terms of transactions with the Commonwealth, can fluctuate significantly on a daily basis.

LIQUIDITY

The primary source of funds for the Parent Company is the receipt of dividends from its subsidiary banks, cash balances maintained, investments in company-owned life insurance, and borrowings from nonaffiliated sources. Payment of dividends by the Company’s subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. At March 31, 2010 each of the Company’s bank subsidiaries were required to obtain regulatory approval before declaring or paying a dividend to the Parent Company. Two of the Company’s subsidiary banks need regulatory approval due to statutory restrictions on the amount of distributions that can be made relative to undistributed net income over a period that includes the current year to date period and the previous two calendar years. The Company expects to receive dividends in 2010 from either or both of these subsidiary banks. The Company’s remaining three subsidiary banks need regulatory approval to declare or pay dividends as a result of increased capital required in connection with recent regulatory exams. Capital ratios at each of the Company’s five subsidiary banks exceed regulatory established “well-capitalized” status at March 31, 2010. Additional information concerning recent regulatory exams and regulatory capital requirements can be found under the heading “Capital Resources” below.

The Parent Company’s primary uses of cash include the payment of dividends to its common and preferred shareholders, business acquisitions, injecting capital into subsidiaries, interest expense on borrowings, and paying for general operating expenses. Due to recent regulatory agreements, dividend payments on the Parent Company’s common and preferred stock and interest payments on its trust preferred borrowings must have regulatory approval before being paid. While regulatory agencies have granted approval of the Company’s request to make interest payments on its trust preferred securities and dividends on its preferred stock this quarter, the Company did not (based on the assessment by Company management of both the Company’s capital position and the earnings of its subsidiaries) seek regulatory approval for the payment of common stock dividends.  Moreover, the Company will not pay any such dividends on its common stock in any subsequent quarter until the regulator’s assessment of the earnings of the Company’s subsidiaries, and the Company’s assessment of its capital position, both yield the conclusion that the payment of a Company common stock dividend is warranted.

The Parent Company had cash balances of $13.9 million at March 31, 2010, an increase of $6.3 million or 84.0% from $7.6 million at the prior year-end. Significant cash receipts of the Parent Company during 2010 include $8.6 million proceeds from the liquidation of company-owned life insurance at the Parent Company, $1.0 million dividends from FFKT Insurance, and management fees from subsidiaries of $878 thousand. Significant cash payments by the Parent Company during 2010 include $1.1 million for the payment of common and preferred dividends, $1.0 million additional capital investment in a bank subsidiary, salaries, payroll taxes, and employee benefits of $604 thousand, and interest expense on borrowed funds of $501 thousand. Subsequent to March 31, 2010, the Parent Company injected $1.9 million into United Bank & Trust Company (“United Bank”) and expects to inject $1.5 million into Farmers Bank & Capital Trust Company (“Farmers Bank”) upon the effective date of its merger with The Lawrenceburg Bank & Trust Company (“Lawrenceburg Bank”), which is expected to occur in May 2010. The purpose of the capital injections is to increase the capital of these bank subsidiaries as agreed to in recent regulatory agreements. The Company may fund any additional external capital requirements of Farmers Bank, United Bank or any of its other banking subsidiaries from future public or private sales of securities at an appropriate time or from existing resources of the Company.

The Company's objective as it relates to liquidity is to ensure that its subsidiary banks have funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability. In order to maintain a proper level of liquidity, the subsidiary banks have several sources of funds available on a daily basis that can be used for liquidity purposes. Those sources of funds include the subsidiary banks' core deposits, consisting of both business and nonbusiness deposits; cash flow generated by repayment of principal and interest on loans and investment securities; FHLB and other borrowings; and federal funds purchased and securities sold under agreements to repurchase. While maturities and scheduled amortization of loans and investment securities are generally a predictable source of funds, deposit outflows and mortgage prepayments are influenced significantly by general interest rates, economic conditions, and competition in our local markets.  As of March 31, 2010, the Company had $127 million in additional borrowing capacity under various FHLB, federal funds, and other borrowing agreements. However, there is no guarantee that these sources of funds will continue to be available to the Company, or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in the Company’s liquidity from these sources.

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

Liquid assets consist of cash, cash equivalents, and available for sale investment securities.  At March 31, 2010, consolidated liquid assets were $774 million, an increase of $8.2 million or 1.1% from year-end 2009.  The increase in liquid assets is attributed to $10.2 million higher available for sale investment securities partially offset by a $2.0 million decrease in net cash and equivalents. The Company continues taking a measured and cautious approach to lending as it continues to work through a high level of nonperforming assets caused mainly by the effects of a lingering economic downturn. This has led to a slightly higher level of available for sale investments securities and a slight decrease in net funding for loans.

Net cash provided by operating activities was $5.5 million for the first quarter of 2010, a decrease of $9.7 million or 63.8% compared to $15.3 million for 2009. A decrease in accrued liabilities accounts for $8.7 million of the decrease in net cash provided by operating activities. Net cash provided by investing activities was $16.3 million for 2010 compared to net cash used of $9.4 million for 2009. The $25.7 million higher net cash inflow in the comparison is mainly due to $19.2 million related to loan activity and $8.6 million in connection with the conversion to cash of a portion of company-owned life insurance. Net cash repayments received on loans were $10.2 million for 2010; in 2009, net cash outflows associated with loans were $8.9 million. The Company received $8.6 million proceeds upon liquidation of part of its investment in company-owned life insurance at its cash surrender value to boost its cash available to inject into certain of its bank subsidiaries to strengthen their capital positions. Net cash used in financing activities was $23.9 million in 2010 compared to net cash provided of $30.0 million for 2009. For 2010, the Company repaid $13.8 million of outstanding debt, decreased deposits by $9.0 million, and paid dividends of $1.1 million, all of which were cash outflows. For 2009, net cash flows from financing activities were increased by $30.0 million proceeds from the issuance of preferred stock.

Commitments to extend credit are considered in addressing the Company’s liquidity management.  The Company does not expect these commitments to significantly affect the liquidity position in future periods. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options, or similar instruments.

CAPITAL RESOURCES

Company

Consolidated shareholders’ equity was $149 million at March 31, 2010, an increase of $2.0 million or 1.3% compared to December 31, 2009. Retained earnings increased $1.5 million during 2010 and was driven by net income of $1.9 million partially offset by dividends on preferred stock, including accretion of discount, of $466 thousand. No dividends were declared on common stock in the first quarter of 2010. Accumulated other comprehensive income increased $327 thousand driven by a net increase in the unrealized gain on available for sale investment securities.

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

At March 31, 2010 the Company’s tangible capital ratio was 6.74% compared to 6.56% at year-end 2009. The tangible capital ratio is defined as tangible equity as a percentage of tangible assets. This ratio excludes amounts related to goodwill and other intangible assets. Tangible common equity to tangible assets, which further excludes outstanding preferred stock, was 5.42% at March 31, 2010 compared to 5.25% at year-end 2009.

Consistent with the objective of operating a sound financial organization, the Company’s goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios as of March 31, 2010 and the regulatory minimums are as follows.

	Farmers Capital Bank Corporation	Regulatory Minimum
Tier 1 risk-based	14.25%	4.00%
Total risk-based	15.51	8.00
Leverage	8.56	4.00

In the summer of 2009 the Federal Reserve Bank of St. Louis (“FRB St. Louis”) conducted an examination of the Parent Company.  Primarily due to the regulatory actions and capital requirements at three of the Company’s subsidiary banks (as discussed below), the FRB St. Louis and Kentucky Department of Financial Institutions (“KDFI”) proposed the Company enter into a Memorandum of Understanding (“Memorandum”).  The Company’s board approved entry into the Memorandum at a regular board meeting during the fourth quarter of 2009.  Pursuant to the Memorandum, the Company agreed that it would develop an acceptable capital plan to ensure that the consolidated organization remains well-capitalized and each of its subsidiary banks meet the capital requirements imposed by their regulator as described below. The Company also agreed to reduce its next quarterly common stock dividend from $.25 per share down to $.10 per share and not make interest payments on the Company’s trust preferred securities or dividends on its common or preferred stock without prior approval from FRB St. Louis. Representatives of the FRB St. Louis and KDFI have indicated that any such approval for the payment of dividends will be predicated on a demonstration of adequate, normalized earnings on the part of the Company’s subsidiaries sufficient to support quarterly payments on the Company’s trust preferred securities and quarterly dividends on the Company’s common and preferred stock.  While both regulatory agencies have granted approval of the Company’s request to make interest payments on its trust preferred securities and dividends on its preferred stock in the current quarter, the Company did not (based on the assessment by Company management of both the Company’s capital position and the earnings of its subsidiaries) seek regulatory approval for the payment of common stock dividends.  Moreover, the Company will not pay any such dividends on its common stock in any subsequent quarter until the regulator’s assessment of the earnings of the Company’s subsidiaries, and the Company’s assessment of its capital position, both yield the conclusion that the payment of a Company common stock dividend is warranted.

Bank Subsidiaries

The Company’s subsidiary banks are subject to capital-based regulatory requirements which place banks in one of five categories based upon their capital levels and other supervisory criteria.  These five categories are: (1) well-capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized.  To be well-capitalized, a bank must have a Tier 1 leverage capital ratio (“Leverage Ratio”) of at least 5% and a total risk-based capital ratio (“Risk-Based Ratio”) of at least 10%.1  As of March 31, 2010, the Company’s five subsidiary banks had the following capital ratios for regulatory purposes:

	Tier 1 Leverage Capital Ratio	Total Risk-Based Capital Ratio

Farmers Bank	8.19%	15.44%
United Bank	7.49	13.79
Lawrenceburg Bank	6.08	12.87
First Citizens Bank	8.26	12.96
Citizens Bank of Northern Kentucky, Inc.	6.81	11.39

While each of the Company’s subsidiary banks was well-capitalized as of March 31, 2010, some of their capital levels have decreased over the past eighteen months as a result of the economic downturn that began in 2008.  As a result of the turmoil in the banking markets and continued difficulty many banks are experiencing with their loan portfolios, bank regulatory agencies are increasingly requiring banks to maintain higher capital reserves as a cushion for dealing with any further deterioration in their loan portfolios.  The agencies that regulate the Company’s banks have determined, in the wake of examinations, that the three Company subsidiaries identified below may require future capital infusions in order to satisfy higher regulatory capital ratios.

Farmers Bank.  Farmers Bank was the subject of a regularly scheduled examination by the KDFI which was conducted in mid-September 2009.  As a result of this examination, the KDFI and FRB St. Louis have entered into a Memorandum of Understanding with Farmers Bank.  The Memorandum, among other things, requires that Farmers Bank obtain written consent prior to declaring or paying the Parent Company a cash dividend and to achieve and maintain increasing Leverage Ratios of 7.75% and 8.0% by March 31, 2010 and June 30, 2010, respectively.  The Parent Company injected from its reserves $11 million in capital into Farmers Bank subsequent to the Memorandum. Farmers Bank has further agreed that if at the time of the proposed merger of Lawrenceburg Bank into Farmers Bank, which is anticipated to occur during May 2010, the combined bank has a Leverage Ratio of less than 8.0% and the Parent Company has obtained additional capital by that time, the Parent Company will inject additional capital to raise the Leverage Ratio to 8.0%. The Parent Company expects to inject $1.5 million into Farmers Bank effective with the anticipated merger in May 2010. At March 31, 2010 Farmers Bank had a Tier 1 Leverage Ratio of 8.19% and a Total Risk-Based Ratio of 15.44%.

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

Lawrenceburg Bank.  As a result of an examination conducted in March 2009, on May 15, 2009, Lawrenceburg Bank entered into a Memorandum of Understanding with the FRB St. Louis and the KDFI. The Memorandum, among other things, requires Lawrenceburg Bank to achieve and maintain a Leverage Ratio of at least 8%.  On October 23, 2009, the Company announced that it is in the preliminary stages of merging Lawrenceburg Bank into Farmers Bank.  The Company applied for regulatory approval for the merger in the first quarter of 2010 with an anticipated effective date for the merger in May 2010. In light of the proposed merger of Lawrenceburg Bank into Farmers Bank, the KDFI and FRB St. Louis agreed to require Lawrenceburg Bank to reach a Leverage Ratio of 6.0% at March 31, 2010 and that Farmers Bank reach a Leverage Ratio of 7.75% upon completion of the merger.  The Parent Company injected $1.0 million additional capital into Lawrenceburg Bank during the first quarter 2010 for it to meet the 6.0% Leverage Ratio and expects to inject an additional $1.5 million into Farmers Bank when the merger is complete in order to meet the 7.75% minimum Leverage Ratio. At March 31, 2010 Lawrenceburg Bank had a Tier 1 Leverage Ratio of 6.08% and a Total Risk-Based Ratio of 12.87%.

United Bank.  As a result of an examination conducted in late July and early August of 2009, the FDIC proposed United Bank enter into a Cease and Desist Order (“Order”) primarily as a result of its level of non-performing assets.  Among its requirements, the Order requires United Bank to achieve (1) leverage ratios of 7.75% and 8.0% by March 31, 2010 and June 30, 2010, respectively, and (2) a Total Risk-Based Ratio of 12% immediately.  Subsequent to the Order, the Parent Company injected $10.5 million from its reserves into United Bank. At March 31, 2010 United Bank had a Tier 1 Leverage Ratio of 7.49% and a Total Risk-Based Ratio of 13.79%. Subsequent to March 31, 2010, the Parent Company injected $1.9 million of capital into United Bank to bring its Leverage Ratio up to the minimum 7.75% as required by the Order.

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

At March 31, 2010, the model indicated that if rates were to gradually increase by 150 basis points during the remainder of the calendar year, then net interest income and net income would increase 1.6% and 7.7%, respectively for the year ending December 31, 2010 when compared to the forecasted results for the most likely rate environment.  The model indicated that if rates were to gradually decrease by 150 basis points over the same period, then net interest income and net income would decrease 1.4% and 5.9%, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended March 31, 2010 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

As of March 31, 2010, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted.  Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material effect upon the consolidated financial statements of the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

At various times, the Company’s Board of Directors has authorized the purchase of shares of the Company’s outstanding common stock. No stated expiration dates have been established under any of the previous authorizations. There were no Company shares purchased during the quarter ended March 31, 2010. There are 84,971 shares that may still be purchased under the various authorizations.

The Company’s participation in the U.S. Treasury’s Capital Purchase Program restricts its ability to repurchase its outstanding common stock.  Until January 9, 2012, the Company generally must have the Treasury’s approval before it may repurchase any of its shares of common stock, unless all of the Series A preferred stock has been redeemed by the Company or transferred by the Treasury.

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

31.1**	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	CEO & CFO Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date:	May 6, 2010	/s/ Lloyd C. Hillard, Jr.
Lloyd C. Hillard, Jr.
President and CEO
(Principal Executive Officer)

Date:	May 6, 2010	/s/ Doug Carpenter
C. Douglas Carpenter
Senior Vice President, Secretary, and CFO
(Principal Financial and Accounting Officer)