Form 10-Q
period 2010-06-30
FARMERS CAPITAL BANK CORP
filed 2010-08-06
CIK 713095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 OR 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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
7,392,502 shares outstanding at August 5, 2010

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Unaudited Consolidated Balance Sheets
	June 30,	December 31,
(In thousands, except share data)	2010	2009
Assets
Cash and cash equivalents:
Cash and due from banks	$32,962	$35,841
Interest bearing deposits in other banks	159,692	175,926
Federal funds sold and securities purchased under agreements to resell	2,576	6,569
Total cash and cash equivalents	195,230	218,336
Investment securities:
Available for sale, amortized cost of $522,790 (2010) and $537,873 (2009)	535,260	547,873
Held to maturity, fair value of $933 (2010) and $922 (2009)	975	975
Total investment securities	536,235	548,848
Loans, net of unearned income	1,237,933	1,271,942
Allowance for loan losses	(25,824)	(23,364)
Loans, net	1,212,109	1,248,578
Premises and equipment, net	40,694	39,121
Company-owned life insurance	28,597	36,626
Other intangibles, net	4,270	4,989
Other real estate owned	27,562	31,232
Other assets	48,040	43,832
Total assets	$2,092,737	$2,171,562
Liabilities
Deposits:
Noninterest bearing	$205,512	$214,518
Interest bearing	1,318,386	1,418,915
Total deposits	1,523,898	1,633,433
Federal funds purchased and other short-term borrowings	76,967	47,215
Securities sold under agreements to repurchase and other long-term borrowings	262,574	267,962
Subordinated notes payable to unconsolidated trusts	48,970	48,970
Dividends payable	188	925
Other liabilities	27,046	25,830
Total liabilities	1,939,643	2,024,335
Shareholders’ Equity
Preferred stock, no par value 1,000,000 shares authorized; 30,000 Series A shares issued and outstanding at June 30, 2010 and December 31, 2009; Liquidation preference of $30,000	28,530	28,348
Common stock, par value $.125 per share 14,608,000 shares authorized; 7,392,502 and 7,378,605 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	924	922
Capital surplus	50,583	50,476
Retained earnings	67,471	63,617
Accumulated other comprehensive income	5,586	3,864
Total shareholders’ equity	153,094	147,227
Total liabilities and shareholders’ equity	$2,092,737	$2,171,562
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Operations
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2010	2009	2010	2009
Interest Income
Interest and fees on loans	$17,977	$19,388	$35,719	$39,336
Interest on investment securities:
Taxable	4,683	5,057	9,382	10,540
Nontaxable	750	949	1,607	1,768
Interest on deposits in other banks	63	74	145	147
Interest of federal funds sold and securities purchased under agreements to resell	2	11	4	17
Total interest income	23,475	25,479	46,857	51,808
Interest Expense
Interest on deposits	5,995	8,575	12,697	17,155
Interest on federal funds purchased and other short-term borrowings	81	121	173	237
Interest on securities sold under agreements to repurchase and other long-term borrowings	2,616	2,813	5,253	5,628
Interest on subordinated notes payable to unconsolidated trusts	506	567	1,007	1,146
Total interest expense	9,198	12,076	19,130	24,166
Net interest income	14,277	13,403	27,727	27,642
Provision for loan losses	5,490	5,940	7,416	7,616
Net interest income after provision for loan losses	8,787	7,463	20,311	20,026
Noninterest Income
Service charges and fees on deposits	2,392	2,336	4,536	4,522
Allotment processing fees	1,421	1,375	2,789	2,647
Other service charges, commissions, and fees	1,219	1,110	2,340	2,157
Data processing income	380	372	727	661
Trust income	401	602	829	1,037
Investment securities gains, net	3,367	1,304	4,979	2,058
Gains on sale of mortgage loans, net	222	345	343	691
Income from company-owned life insurance	260	333	553	658
Other	207	48	263	119
Total noninterest income	9,869	7,825	17,359	14,550
Noninterest Expense
Salaries and employee benefits	6,762	7,352	13,858	14,876
Occupancy expenses, net	1,188	1,394	2,467	2,717
Equipment expenses	651	770	1,312	1,525
Data processing and communication expenses	1,425	1,390	2,868	2,836
Bank franchise tax	627	565	1,244	1,122
Deposit insurance expense	1,095	1,709	2,201	2,161
Correspondent bank fees	219	298	412	601
Amortization of intangibles	360	488	719	976
Other real estate expenses, net	992	226	2,664	421
Other	1,886	1,971	3,957	4,040
Total noninterest expense	15,205	16,163	31,702	31,275
Income (loss) before income taxes	3,451	(875)	5,968	3,301
Income tax expense (benefit)	610	(74)	1,182	797
Net income (loss)	2,841	(801)	4,786	2,504
Dividends and accretion on preferred shares	(466)	(462)	(932)	(876)
Net income (loss) available to common shareholders	$2,375	$(1,263)	$3,854	$1,628
Per Common Share
Net income (loss), basic and diluted	$.32	$(.17)	$.52	$.22
Cash dividends declared	N/A	.25	N/A	.50
Weighted Average Common Shares Outstanding
Basic and diluted	7,384	7,363	7,382	7,360
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Comprehensive Income (Loss)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
Net Income (Loss)	$2,841	$(801)	$4,786	$2,504
Other comprehensive income (loss):
Net unrealized holding gain (loss) on available for sale securities arising during the period, net of tax of $1,998, $422, $2,315, and $114, respectively	3,710	784	4,300	(211)

Reclassification adjustment for prior period unrealized gain recognized during current period, net of tax of $1,278, $669, $1,452, and $954, respectively	(2,374)	(1,242)	(2,696)	(1,772)

Change in unfunded portion of postretirement benefit obligation, net of tax of $31, $39, $63, and $78, respectively	59	72	118	144
Other comprehensive income (loss)	1,395	(386)	1,722	(1,839)
Comprehensive Income (Loss)	$4,236	$(1,187)	$6,508	$665
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Cash Flows
Six months ended June 30, (In thousands)	2010	2009
Cash Flows from Operating Activities
Net income	$4,786	$2,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,631	3,216
Net amortization of investment security premiums and (discounts):
Available for sale	763	139
Held to maturity		(1)
Provision for loan losses	7,416	7,616
Noncash compensation expense	30	26
Mortgage loans originated for sale	(13,946)	(30,747)
Proceeds from sale of mortgage loans	15,107	28,728
Deferred income tax expense	1,723	1,706
Gain on sale of mortgage loans, net	(343)	(691)
(Gain) loss on disposal of premises and equipment, net	(15)	55
Loss on sale and write downs of other real estate	2,066	140
Gain on sale of available for sale investment securities, net	(4,979)	(2,058)
Decrease in accrued interest receivable	1,340	1,515
Income from company-owned life insurance	(538)	(609)
(Increase) decrease in other assets	(7,626)	2,911
Decrease in accrued interest payable	(822)	(153)
(Decrease) increase in other liabilities	(202)	1,798
Net cash provided by operating activities	7,391	16,095
Cash Flows from Investing Activities
Proceeds from maturities and calls of investment securities:
Available for sale	108,805	93,139
Held to maturity		250
Proceeds from sale of available for sale investment securities	158,289	109,236
Purchase of available for sale investment securities	(245,375)	(219,947)
Purchase of restricted stock investments	(331)	(176)
Loans originated for investment, net of principal collected	20,350	(8,165)
Proceeds from surrender of company-owned life insurance	8,567
Purchase of premises and equipment	(3,418)	(1,250)
Proceeds from sale of other real estate	9,165	834
Proceeds from sale of equipment	30	29
Net cash provided by (used in) investing activities	56,082	(26,050)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	(109,535)	44,150
Net increase in federal funds purchased and other short-term borrowings	29,752	28,369
Repayments of securities sold under agreements to repurchase and other long-term debt	(5,388)	(5,899)
Proceeds from issuance of preferred stock, net of issue costs		29,961
Dividends paid, common and preferred	(1,487)	(4,792)
Shares issued under Employee Stock Purchase Plan	79	122
Net cash (used in) provided by financing activities	(86,579)	91,911
Net (decrease) increase in cash and cash equivalents	(23,106)	81,956
Cash and cash equivalents at beginning of year	218,336	190,775
Cash and cash equivalents at end of period	$195,230	$272,731
Supplemental Disclosures
Cash paid during the period for:
Interest	$19,952	$24,319
Income taxes	189	2,450
Transfers from loans to other real estate	7,885	5,023
Transfers from premises to repossessed assets		1,506
Cash dividends payable, common and preferred	188	2,028
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Changes in Shareholders’ Equity
(In thousands, except per share data)						Accumulated
						Other	Total
Six months ended	Preferred	Common Stock		Capital	Retained	Comprehensive	Shareholders’
June 30, 2010 and 2009	Stock	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
Balance at January 1, 2010	$28,348	7,379	$922	$50,476	$63,617	$3,864	$147,227
Net income					4,786		4,786
Other comprehensive income						1,722	1,722
Preferred stock dividends					(750)		(750)
Preferred stock discount accretion	182				(182)
Shares issued pursuant to Employee Stock Purchase Plan		14	2	77			79
Noncash compensation expense attributed to Employee Stock Purchase Plan				30			30
Balance at June 30, 2010	$28,530	7,393	$924	$50,583	$67,471	$5,586	$153,094

Balance at January 1, 2009		7,357	$920	$48,222	$116,419	$2,735	$168,296
Issuance of 30,000 shares of Series A preferred stock	$28,009						28,009
Issuance of common stock warrant				1,952			1,952
Net income					2,504		2,504
Other comprehensive loss						(1,839)	(1,839)
Cash dividends declared-common, $.50 per share					(3,680)		(3,680)
Preferred stock dividends					(713)		(713)
Preferred stock discount accretion	162				(162)
Shares issued pursuant to Employee Stock Purchase Plan		10	1	121			122
Noncash compensation expense attributed to Employee Stock Purchase Plan				26			26
Balance at June 30, 2009	$28,171	7,367	$921	$50,321	$114,368	$896	$194,677
See accompanying notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statement

1.	Basis of Presentation and Nature of Operations

The consolidated financial statements include the accounts of Farmers Capital Bank Corporation (the “Company” or “Parent Company”), a bank holding company, and its bank and nonbank subsidiaries. Bank subsidiaries include Farmers Bank & Capital Trust Company (“Farmers Bank”) in Frankfort, KY and its significant wholly-owned subsidiaries Leasing One Corporation (“Leasing One”) and Farmers Capital Insurance Corporation (“Farmers Insurance”). Leasing One is a commercial leasing company in Frankfort, KY and Farmers Insurance is an insurance agency in Frankfort, KY; First Citizens Bank in Elizabethtown, KY; United Bank & Trust Company (“United Bank”) in Versailles, KY; United Bank has one subsidiary, EGT Properties, Inc. EGT Properties is involved in real estate management and liquidation for certain repossessed properties of United Bank; and Citizens Bank of Northern Kentucky, Inc. in Newport, KY (“Citizens Northern”); Citizens Northern has one subsidiary, ENKY Properties, Inc. ENKY Properties is involved in real estate management and liquidation for certain repossessed properties of Citizens Northern. The Lawrenceburg Bank and Trust Company (“Lawrenceburg Bank”) in Lawrenceburg, KY, which previously was a separate bank subsidiary of the Parent Company, was merged into Farmers Bank during the second quarter 2010.

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

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The December 31, 2009 financial information was derived from the Company’s December 31, 2009 audited financial statements included in the Annual Report on Form 10-K.

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

5.           Net Income (Loss) Per Common Share

Basic net income (loss) per common share is determined by dividing net income (loss) available to common shareholders by the weighted average total number of common shares issued and outstanding.  Net income (loss) available to common shareholders represents net income (loss) adjusted for preferred stock dividends including dividends declared, accretion of discounts on preferred stock issuances, and cumulative dividends related to the current dividend period that have not been declared as of the end of the period. Diluted net income (loss) per common share is determined by dividing net income (loss) available to common shareholders by the total weighted average number of common shares issued and outstanding plus amounts representing the dilutive effect of stock options outstanding and outstanding warrants. The effects of stock options and outstanding warrants are excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive. Dilutive potential common shares are calculated using the treasury stock method.

Net income (loss) per common share computations were as follows for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2010	2009	2010	2009

Net income (loss), basic and diluted	$2,841	$(801)	$4,786	$2,504
Preferred stock dividends and discount accretion	(466)	(462)	(932)	(876)
Net income (loss) available to common shareholders, basic and diluted	$2,375	$(1,263)	$3,854	$1,628

Average common shares outstanding, basic and diluted	7,384	7,363	7,382	7,360

Net income (loss) per common share, basic and diluted	$.32	$(.17)	$.52	$.22

For the three and six months ended June 30, 2010, options to purchase 28,049 common shares were excluded from the computation of net income (loss) per common share and options to purchase 57,621 common shares were excluded for the three and six months ended June 30, 2009 because they were antidilutive. There were 223,992 potential common shares associated with a warrant issued to the U.S. Treasury that were excluded from the computation of net income (loss) per common share for each of the periods presented because they were antidilutive.

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

Available for sale investment securities are the Company’s only balance sheet item that meets the disclosure requirements for instruments measured at fair value on a recurring basis. Disclosures as of June 30, 2010 and December 31, 2009 are as follows.

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2010
U.S. Treasury securities	$1,064	$1,064
Obligations of U.S. government-sponsored entities	135,873		$135,873
Obligations of states and political subdivisions	84,741		84,741
Mortgage-backed securities – residential	307,300		307,300
Money market mutual funds	15	15
Corporate debt securities	6,267		6,267
Total	$535,260	$1,079	$534,181	$0

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2009
U.S. Treasury securities	$3,002	$3,002
Obligations of U.S. government-sponsored entities	90,752		$90,752
Obligations of states and political subdivisions	108,958		108,958
Mortgage-backed securities – residential	325,519		325,519
Money market mutual funds	910	910
Corporate debt securities	18,732		18,732
Total	$547,873	$3,912	$543,961	$0

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

Impaired loans were $129 million and $108 million at June 30, 2010 and year-end 2009, respectively. Impaired loans include $23.6 million that were written down to their estimated fair value of $21.9 million for the six months ended June 30, 2010. For the first six months of 2009, impaired loans included $37.7 million that were written down to their estimated fair value of $34.0 million. The provision for loan losses in the three and six months ended June 30, 2010 includes $883 thousand and $1.7 million, respectively, related to impaired loans. For the three and six months ended June 30, 2009, the provision for loan losses included $3.4 million and $3.8 million, respectively, related to impaired loans. The fair value of impaired loans with specific allocations of the allowance for loan losses is measured at fair value based on recent appraisals of the underlying collateral. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraisers take absorption rates into consideration and adjustments are routinely made in the appraisal process to identify differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

OREO includes properties acquired by the Company through actual loan foreclosures and is carried at the lower of cost or fair value less estimated costs to sell. Fair value of OREO is generally based on third party appraisals of the property that includes comparable sales data and is considered as Level 3 inputs. If the carrying amount of the OREO exceeds fair value less estimated costs to sell, an impairment loss is recorded through expense. At June 30, 2010 and December 31, 2009 OREO was $27.6 million and $31.2 million, respectively. OREO includes $7.0 million that was written down to its estimated fair value of $5.5 million for the six months ended June 30, 2010. For the first six months of 2009, OREO included $809 thousand that was written down to its estimated fair value of $718 thousand. Impairment charges on OREO included in earnings for the three and six months ended June 30, 2010 was $558 thousand and $1.5 million, respectively. For the three and six months ended June 30, 2009, impairment charges included in earnings was zero and $91 thousand, respectively. In addition to the impairment charges, net losses included in earnings from the sale of OREO were $119 thousand and $558 thousand for the three and six months ended June 30, 2010. The Company recorded a net loss on the sale of OREO of $109 thousand and $36 thousand for the three and six months ended June 30, 2009.

The following table represents assets measured at fair value on a nonrecurring basis as of June 30, 2010 and December 31, 2009.

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2010
Impaired Loans
Real estate-construction	$9,065			$9,065
Real estate mortgage-residential	5,947			5,947
Real estate mortgage-farmland and other commercial enterprises	6,763			6,763
Other	85			85
Total Impaired Loans	$21,860			$21,860

OREO	5,472			5,472
Total	$27,332			$27,332

December 31, 2009
Impaired Loans	$54,961			$54,961
OREO	11,140			11,140
Total	$66,101			$66,101

The following table represents impairment charges recorded in earnings for the periods indicated on assets measured at fair value on a nonrecurring basis.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009
Impairment charges:
Impaired Loans	$883	$3,433	$1,693	$3,750
OREO	558		1,501	91
Total	$1,441	$3,433	$3,194	$3,841

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows for the periods indicated.

	June 30, 2010		December 31, 2009
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$195,230	$195,230	$218,336	$218,336
Investment securities:
Available for sale	535,260	535,260	547,873	547,873
Held to maturity	975	933	975	922
FHLB and similar stock	9,479	N/A	9,148	N/A
Loans, net	1,212,109	1,207,058	1,248,578	1,246,151
Accrued interest receivable	8,041	8,041	9,381	9,381

Liabilities
Deposits	1,523,898	1,532,246	1,633,433	1,640,933
Federal funds purchased and other short-term borrowings	76,967	76,967	47,215	47,215
Securities sold under agreements to repurchase and other long-term borrowings	262,574	283,560	267,962	285,093
Subordinated notes payable to unconsolidated trusts	48,970	25,638	48,970	28,528
Accrued interest payable	3,863	3,863	4,685	4,685

7.           Investment Securities

The following table summarizes the amortized costs and estimated fair value of the securities portfolio at June 30, 2010 and December 31, 2009. The summary is divided into available for sale and held to maturity investment securities.

June 30, 2010 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$135,376	$508	$11	$135,873
Obligations of states and political subdivisions	82,946	2,123	328	84,741
Mortgage-backed securities – residential	295,958	11,401	59	307,300
U.S. Treasury securities	1,060	4		1,064
Money market mutual funds	15			15
Corporate debt securities	7,435		1,168	6,267
Total securities – available for sale	$522,790	$14,036	$1,566	$535,260
Held To Maturity
Obligations of states and political subdivisions	$975	$0	$42	$933

December 31, 2009 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$90,889	$162	$299	$90,752
Obligations of states and political subdivisions	107,190	2,423	655	108,958
Mortgage-backed securities – residential	315,546	10,446	473	325,519
U.S. Treasury securities	2,997	5		3,002
Money market mutual funds	910			910
Corporate debt securities	20,341	195	1,804	18,732
Total securities – available for sale	$537,873	$13,231	$3,231	$547,873
Held To Maturity
Obligations of states and political subdivisions	$975	$0	$53	$922

The amortized cost and estimated fair value of the securities portfolio at June 30, 2010, by contractual maturity, are detailed below. The summary is divided into available for sale and held to maturity securities. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are stated separately due to the nature of payment and prepayment characteristics of these securities, as principal is not due at a single date.

	Available For Sale		Held To Maturity
June 30, 2010 (In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$14,388	$14,436
Due after one year through five years	98,882	99,556
Due after five years through ten years	71,221	72,297
Due after ten years	42,341	41,671	$975	$933
Mortgage-backed securities-residential	295,958	307,300
Total	$522,790	$535,260	$975	$933

Gross realized gains and losses on the sale of available for sale investment securities were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009

Gross realized gains	$3,641	$1,328	$5,253	$2,101
Gross realized losses	274	24	274	43
Net realized gains	$3,367	$1,304	$4,979	$2,058

Proceeds from sales and calls of available for sale investment securities	$145,444	$84,712	$241,725	$170,977

Investment securities with unrealized losses at June 30, 2010 and December 31, 2009 not recognized in income are presented in the tables below. The tables segregate investment securities that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or more. The tables also include the fair value of the related securities.

	Less than 12 Months		12 Months or More		Total
June 30, 2010 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$6,857	$11			$6,857	$11
Obligations of states and political subdivisions	13,192	282	$4,261	$88	17,453	370
Mortgage-backed securities – residential	22,130	59			22,130	59
Corporate debt securities			4,650	1,168	4,650	1,168
Total	$42,179	$352	$8,911	$1,256	$51,090	$1,608

	Less than 12 Months		12 Months or More		Total
December 31, 2009 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$39,445	$299			$39,445	$299
Obligations of states and political subdivisions	22,795	552	$3,605	$156	26,400	708
Mortgage-backed securities – residential	41,120	473			41,120	473
Corporate debt securities			11,710	1,804	11,710	1,804
Total	$103,360	$1,324	$15,315	$1,960	$118,675	$3,284

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

At June 30, 2010, the Company’s investment security portfolio had gross unrealized losses of $1.6 million. Unrealized losses on corporate debt securities comprised $1.2 million of the total unrealized loss, an improvement of $636 thousand or 35.3% from December 31, 2009. During the second quarter of 2010 the Company sold $12.1 million amortized cost amount of its corporate debt securities for a net loss of $168 thousand and another $1.0 million matured. These debt securities, although still rated as investment grade, were downgraded during 2009 and sold during the current quarter after a careful analysis of their short and long-term prospects no longer suited the Company’s current investment preferences.

Corporate debt securities remaining in the Company’s investment securities portfolio at June 30, 2010 consist primarily of single-issuer trust preferred capital securities issued by a national and global financial services firm. Each of these securities is currently performing and the issuer of these securities is rated as investment grade by major rating agencies, although downgrades occurred within this group of holdings during 2009. The unrealized loss on corporate debt securities is primarily attributed to the general decline in financial markets and temporary illiquidity that began in 2008 and is not due to adverse changes in the expected cash flows of the individual securities. Overall market declines, particularly of banking and financial institutions, are a result of significant stress throughout the regional and national economy that began during 2008 and has not fully stabilized.

The Company attributes the unrealized losses in other sectors of its securities portfolio mainly to changes in market interest rates. In general, market rates for these securities exceed the yield available at the time many of the securities in the portfolio were purchased. The Company does not expect to incur a loss on these securities unless they are sold prior to maturity.

Corporate debt securities and other securities with unrealized losses held in the Company’s portfolio at June 30, 2010 are performing according to their contractual terms. The Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery. The Company does not consider any of the securities to be impaired due to reasons of credit quality or other factors.

8.	Loans

Major classifications of loans outstanding, net of unearned income, are summarized as follows.

	June 30, 2010	December 31, 2009
(Dollars in thousands)	Amount	Amount

Commercial, financial, and agriculture	$108,693	$114,687
Real estate – construction	186,429	211,725
Real estate mortgage – residential	473,132	473,644
Real estate mortgage - farmland and other commercial enterprises	417,913	411,309
Installment	31,975	36,280
Lease financing	19,791	24,297
Total	$1,237,933	$1,271,942

Changes in the allowance for loan losses were as follows.

(Dollars in thousands)	June 30, 2010	June 30, 2009

Balance, beginning of year	$23,364	$16,828
Provision for loan losses	7,416	7,616
Recoveries	313	229
Loans charged off	(5,269)	(3,355)
Balance, end of period	$25,824	$21,318

Impaired and nonperforming loans are summarized as follows. A loan is impaired when full payment under the contractual terms is not expected. Impaired loans are not necessarily classified as nonaccrual and the Company may continue to accrue interest on impaired loans based on the characteristics of the impaired loans.

(Dollars in thousands)	June 30, 2010	December 31, 2009

Impaired loans with no allocated allowance for loan losses	$60,448	$47,746
Impaired loans with allocated allowance for loan losses	68,225	60,723
Total impaired loans	$128,673	$108,469

Allowance for loan losses related to impaired loans	$6,489	$7,374
Average impaired loans	123,578	70,845

Nonaccrual loans	$59,370	$56,630
Restructured loans	38,220	17,911
Loans past due 90 days or more and still accruing	1,279	1,807
Total nonperforming loans	$98,869	$76,348

The Company has allocated $1.0 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2010.  The Company has commitments to lend additional amounts totaling up to $309 thousand to customers with outstanding loans that are classified as troubled debt restructurings.

9.           Regulatory Matters

The Company and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements will result in certain mandatory and possibly additional discretionary actions by regulators that could have a direct material effect on the Company’s financial statements and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, each of the Company’s banks must meet specific capital guidelines that involve quantitative measures of the banks’ assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and its subsidiary banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The regulatory ratios of the consolidated Company and its subsidiary banks are summarized in the table below for the dates indicated. The ratios for Farmers Bank as of December 31, 2009 have been revised to reflect its merger with Lawrenceburg Bank that closed during the second quarter of 2010.

	June 30, 2010			December 31, 2009
	Tier 1 Capital	Total Capital	Tier 1 Leverage	Tier 1 Capital	Total Capital	Tier 1 Leverage
Consolidated	14.76%	16.02%	8.82%	13.95%	15.20%	8.15%
Farmers Bank	14.51	15.78	7.98	13.22	14.48	7.05
United Bank	12.85	14.12	8.06	12.49	13.75	7.35
First Citizens Bank	13.56	14.32	8.69	12.02	13.75	7.96
Citizens Northern	10.63	11.89	7.20	9.70	10.95	6.23

Parent Company

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

The Company also agreed to reduce its common stock dividend in the fourth quarter of 2009 from $.25 per share down to $.10 per share and not make interest payments on the Company’s trust preferred securities or dividends on its common or preferred stock without prior approval from FRB St. Louis.  Representatives of the FRB St. Louis and KDFI have indicated that any such approval for the payment of dividends will be predicated on a demonstration of adequate, normalized earnings on the part of the Company’s subsidiaries sufficient to support quarterly payments on the Company’s trust preferred securities and quarterly dividends on the Company’s common and preferred stock.  While both regulatory agencies have granted approval of the Company’s request to make interest payments on its trust preferred securities and dividends on its preferred stock in the current quarter, the Company did not (based on the assessment by Company management of both the Company’s capital position and the earnings of its subsidiaries) seek regulatory approval for the payment of common stock dividends.  Moreover, the Company will not pay any such dividends on its common stock in any subsequent quarter until the regulator’s assessment of the earnings of the Company’s subsidiaries, and the Company’s assessment of its capital position, both yield the conclusion that the payment of a Company common stock dividend is warranted.

Additionally, under the Memorandum, the Company agreed to:

•
utilize its financial and managerial resources to assist its subsidiary banks in addressing weaknesses identified at their most recent examinations and achieving and maintaining compliance with any regulatory supervisory actions respecting the subsidiary banks;

•	not pay any new salaries, bonuses, management fees or make any other payments to insiders without prior approval of the FRB St. Louis and the KDFI;

•	not incur additional debt or purchase or redeem any stock without the prior written approval of the FRB St. Louis and the KDFI;
•
submit to the FRB St. Louis and the KDFI an acceptable plan detailing the source and timing of funds for meeting the Company’s debt service requirements and other parent company expenses for 2010 and 2011; and

•
within thirty days of the end of each calendar quarter submit to the FRB St. Louis and the KDFI parent company financial statements along with a status report on compliance with the provisions of the Memorandum.

Subsidiary Banks

Two of the Company’s subsidiary banks are required to maintain capital ratios at levels greater than those required to be well-capitalized under the prompt corrective action framework. The agencies that regulate the Company’s banks have determined, in the wake of examinations, that Farmers Bank and United Bank may require future capital infusions in order to satisfy higher regulatory capital ratios.

Farmers Bank.  Farmers Bank was the subject of a regularly scheduled examination by the KDFI which was conducted in mid-September 2009.  As a result of this examination, the KDFI and FRB St. Louis have entered into a Memorandum with Farmers Bank.  The Memorandum requires that Farmers Bank obtain written consent prior to declaring or paying the Parent Company a cash dividend and to achieve and maintain a Tier 1 Leverage Ratio of 8.0% by June 30, 2010.  The Parent Company injected from its reserves $11 million in capital into Farmers Bank subsequent to the Memorandum. Farmers Bank further agreed that if at the time of the proposed merger of Lawrenceburg Bank into Farmers Bank the combined bank had a Tier 1 Leverage Ratio of less than 8.0% and the Parent Company had obtained additional capital by that time, the Parent Company would inject additional capital to raise the Tier 1 Leverage Ratio to 8.0% at the merger date. While the merger was effective May 8, 2010, the Parent Company had not raised additional capital and the Tier 1 Leverage Ratio for Farmers Bank was above the 7.75% amount required at that time, thus remaining in compliance without the need for an additional capital infusion.

At June 30, 2010, Farmers Bank had a Tier 1 Leverage Ratio of 7.98% and a Total Risk-Based Ratio of 15.78%. Subsequent to June 30, 2010, the Parent Company injected into Farmers Bank an additional $200 thousand in capital in order to raise its Tier 1 Leverage Ratio to 8.0%.

In addition to the above capital requirements and dividend restrictions, under the Memorandum Farmers Bank agreed to:
•
adopt, implement and adhere to a plan to reduce its risk position in each asset (loan) in excess of $750,000 which is delinquent or classified “Substandard” in its most recent examination, which plan must establish target dollar levels to which Farmers Bank will use best efforts to reduce delinquencies and classified assets at stated intervals and provide for monthly progress reports to the Farmers Bank board of directors;

•
not extend additional credit for any borrower already obligated to the Bank on any extension of credit that has either been (a) charged off (or classified “Loss” by regulators or in a subsequent review by the bank’s consultants or a regulatory body) as long as such credit remains uncollected, or (b) classified as “Substandard” or “Doubtful” and is uncollected, except in cases where the Farmers Bank board of directors approves such extension of credit as in the best interest of Farmers Bank;

•
submit to the FRB St. Louis and KDFI a written three-year strategic plan adopted by the Farmers Bank board of directors addressing mission statement, economic issues of the industries and markets served, strengths and weaknesses, strategies to improve earnings, staff training, financial goals, and identification of new lines of business and new types of lending;

•	address underwriting and credit administration concerns raised by regulators in their most recent examination;
•	address and monitor weaknesses regarding specific construction and development loans identified by regulators in their most recent examination;
•	formulate and implement a written profit plan consistent with Farmers Bank’s loan, investment and funds management policies and including realistic and comprehensive budgets and review processes, which profit plan is submitted to the FRB St. Louis and KDFI for review and comment; and
•
if at the end of any quarter Farmers Bank’s Tier 1 leverage ratio is less than 8.0%, within thirty days it must submit to the FRB St. Louis and KDFI a plan for implementation of the capital accounts of Farmers Bank or other measures to bring the ratio to the required 8.0% level.

Lawrenceburg Bank. As a result of an examination conducted in March 2009, on May 15, 2009, Lawrenceburg Bank entered into a Memorandum with the FRB St. Louis and the KDFI. This Memorandum terminated effective upon Lawrenceburg Bank’s merger into Farmers Bank on May 8, 2010.

United Bank.  As a result of an examination conducted in late July and early August of 2009, the FDIC proposed United Bank enter into a Cease and Desist Order (“Order”) primarily as a result of its level of non-performing assets.  The Order requires United Bank to achieve and maintain a Tier 1 Leverage Ratio of 8.0% by June 30, 2010 and a Total Risk-Based Ratio of 12% immediately.   Subsequent to the Order, the Parent Company injected $10.5 million from its reserves into United Bank. In April 2010, the Parent Company injected an additional $1.9 million of capital into United Bank to bring its Tier 1 Leverage Ratio up to the minimum 7.75% as of March 31, 2010 as required by the Order.  At June 30, 2010, United Bank had a Tier 1 Leverage Ratio of 8.06% and a Total Risk-Based Ratio of 14.12%.

Additionally, the Order requires United Bank to:

•
continue to retain qualified management, assessed on its ability to comply with the Order, operate United Bank in a safe and sound manner, comply with applicable laws, rules and regulations, and restore United Bank to a safe and sound condition;

•	not add directors or senior executive officers without prior approval of the FDIC and KDFI;
•
comply with certain disclosure guidelines in connection with selling any securities by United Bank to raise capital.  The Company and United Bank do not have current plans to sell securities of United Bank to raise capital;

•	charge off any asset (loan) which was classified as a “Loss” by the FDIC and KDFI in their most recent examination;
•
not extend additional credit for any borrower obligated on any extension of credit that has been charged off (or classified as a “Loss” in the most recent examination), so long as the credit remains uncollected;

•
not extend additional credit for any borrower whose loan or other credit has been classified “Substandard” or “Doubtful” (or is listed as “Special Mention” by regulators in the most recent exam), and is uncollected, unless United Bank’s board of directors makes special determinations that extending such credit is in United Bank’s best interest;

•
adopt, implement and adhere to a plan to reduce its risk position in each borrower relationship in excess of $1,000,000 which is more than thirty days delinquent or classified as “Substandard” or “Doubtful” by regulators in the most recent examination.  Such plan is required to be submitted to the FDIC and KDFI and include a prohibition on extending credit to pay interest absent specific board determinations that such is in United Bank’s best interest, establish target levels to which United Bank shall reduce delinquencies and classified assets within given time permits and provide for monthly reporting to United Bank’s board of directors on progress of the plan;

•
continue its practice of maintaining a written contingency funding plan which must be submitted to the FDIC and KDFI and on each Friday United Bank must submit to the FDIC and KDFI a liquidity analysis report;

•	not declare or pay dividends to the parent company without the prior written consent of the FDIC and KDFI;
•	prior to submission of its quarterly call reports, have its board of directors review its allowance for loan and lease losses (“ALLL”), provide an adequate ALLL and accurately report the ALLL;
•
continue its practice of adopting, implementing and adhering to a written profit plan and comprehensive budget for 2009 and 2010 and each year the Order is in effect, which must be submitted to the FDIC and KDFI for review and comment and include realistic and comprehensive budgets and review processes by both management and United Bank’s board of directors;

•
formulate, adopt and implement a plan to manage concentrations of credit that were identified by regulators in their most recent examination, which must provide for procedures for measurement and monitoring of concentrations of credit and a limit on concentrations commensurate with United Bank’s capital position, safe and sound banking practices and overall risk profile;

•	eliminate and correct all violations of laws, rules and regulations identified by the regulators in their most recent examination;
•	continue its practice of having procedures for managing its sensitivity to interest rate risk, which must implement recommendations of the regulators and be submitted to the FDIC and KDFI; and
•
the board of directors maintain a program to provide for monitoring United Bank’s compliance with the Order and on a quarterly basis United Bank’s directors are required to sign a progress report to be furnished to the FDIC and KDFI detailing actions taken by United Bank to secure compliance with the Order.

The Company and its subsidiary banks have addressed each issue of the regulatory agreements to which they are subject as described above. After considering the July, 2010 $200 thousand capital injection by the Parent Company into Farmers Bank mentioned above, the Company and its subsidiary banks are in compliance with the stipulations identified in the regulatory agreements as of June 30, 2010. Regulators continue to monitor the Company’s progress and compliance with the agreements. Both Farmers Bank and United Bank will be subject to their annual examinations in the third quarter of 2010.

The Company may fund any additional external capital requirements of any of its banking subsidiaries from future public or private sales of securities at an appropriate time or from existing resources of the Company, although the Parent Company is currently under no directive by its regulators to raise any additional capital.

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

RESULTS OF OPERATIONS

Second Quarter 2010 Compared to Second Quarter 2009

The Company reported net income of $2.8 million or $.32 per common share for the second quarter of 2010. This represents an improvement in net income of $3.6 million or $.49 per common share compared to the second quarter net loss of $801 thousand or $.17 per common share a year earlier. A summary of the quarterly comparison follows.

▪
The improvement in net income in the comparison is due to a combination of an increase in net interest income, a decrease in the provision for loan losses, an increase in net securities gains, and lower overall noninterest expenses.

▪
Net interest income increased $874 thousand or 6.5% due mainly to a decrease in interest expense on deposits of $2.6 million or 30.1%. Net interest margin was 3.12% in the current quarter, an increase of 27 basis points from 2.85% in the second quarter a year ago. Net interest spread was 2.91%, an increase of 30 basis points compared to 2.61%.

▪
The provision for loan losses decreased $450 thousand or 7.6% in the current quarter compared to a year earlier. The provision for loan losses began to increase significantly during the second quarter of 2009 as the level of nonperforming and impaired loans moved sharply upward.

▪
Noninterest income increased $2.0 million or 26.1% mainly due to a $2.1 million or 158% increase in net gains on the sale of investment securities. Other notable increases in noninterest income line items include non-deposit service charges of $109 thousand or 9.8%, service charges and fees on deposit accounts of $56 thousand or 2.4%, and allotment processing fees of $46 thousand or 3.3%. Decreases in noninterest income line items include trust income of $201 thousand or 33.4%, net gains on the sale of mortgage loans of $123 thousand or 35.7%, and income from company-owned life insurance of $73 thousand or 21.9%.

▪
Noninterest expenses decreased $958 thousand or 5.9% as improvements were made in a variety of areas. Decreases in noninterest expense categories include deposit insurance expense of $614 thousand or 35.9%, salaries and employee benefits of $590 thousand or 8.0%, occupancy expense of $206 thousand or 14.8%, equipment expenses of $119 thousand or 15.5%, and intangible amortization of $128 thousand or 26.2%. Partially offsetting these lower noninterest expenses was a $766 thousand increase in expenses related to foreclosed real estate. Deposit insurance expense included $1.1 million related to a special assessment during the second quarter of 2009 by the FDIC as part of its plan to replenish the Deposit Insurance Fund.

▪
Income tax expense was $610 thousand in the second quarter of 2010 compared to a tax benefit of $74 thousand for the same period in 2009. The effective income tax rate was 17.7% in the current quarter. The income tax benefit recorded in the second quarter of 2009 was driven by the $875 thousand net loss before income taxes.

▪	Return on average assets (“ROA”) and equity (“ROE”) was .53% and 7.51%, respectively, for the current quarter compared to -.14% and -1.62% for the same quarter a year ago.

Net Interest Income

The overall interest rate environment at June 30, 2010, as measured by the Treasury yield curve, was relatively lower when compared to year-end 2009. Shorter-term yields for three and six-month maturities were relatively unchanged or up slightly while longer-term maturities dipped between approximately 70 and 90 basis points. The overall rate environment remains near historic lows which makes managing the Company’s net interest margin very challenging. At June 30, 2010 the short-term federal funds target interest rate was between zero and 0.25%, unchanged since December 2008. Short-term treasury yields for 3 and 6-month maturities increased 12 and 3 basis points, respectively, compared to year-end 2009. Yields for the 3, 5, 10, and 30-year maturity periods decreased 71, 91, 91, and 75 basis points, respectively.

Net interest income was $14.3 million for the three months ended June 30, 2010, an increase of $874 thousand or 6.5% from $13.4 million in the same period a year earlier. The increase in net interest income is attributed mainly to a $2.6 million or 30.1% decrease in interest expense on deposits that was partially offset by a $1.4 million or 7.3% decrease in interest and fee income on loans. The decrease in interest expense on deposits was driven mainly by an overall decline in the average rate paid and, to a lesser extent, a lower average outstanding balance related to time deposits. The decrease in interest and fee income on loans is attributed mainly to a lower average outstanding balance with a lower overall average rate earned also contributing. Rate declines were driven mainly by a combination of continuing weak economic conditions in the Company’s markets as well as the Company’s overall strategy to reduce many of its higher-rate deposit balances to improve net interest margin, overall profitability, and capital position.

Interest income and interest expense related to nearly all of the Company’s earning assets and interest paying liabilities have declined in the quarterly comparison. These declines are in most cases rate driven as a result of the lower interest rate environment in the current period compared to a year earlier. The Company is generally earning and paying less interest from its earning assets and funding sources as rates have dropped or as the Company has become more selective in pricing deposits and extending loans. In general, variable and floating rate assets and liabilities that have reset since the prior reporting period as well as activity related to new earning assets and funding sources, have repriced downward to reflect an overall lower interest rate environment.

Total interest income was $23.5 million in the second quarter of 2010, a decrease of $2.0 million or 7.9% and was driven by lower interest income on loans of $1.4 million or 7.3%. The average rate earned on loans was 5.8% in the current quarter, down 12 basis points from 6.0% a year earlier. Similar declines were experienced in other earning asset categories, most notably related to investment securities. Interest on taxable investment securities decreased $374 thousand or 7.4% due mainly to a 71 basis point lower average rate earned to 4.0% from 4.7% that was partially offset by a higher average outstanding balance of $37.8 million or 8.8%. Interest on nontaxable investment securities decreased $199 thousand or 21.0% in the comparison. The decrease in interest on nontaxable investment securities was due more to a lower average balance outstanding of $16.6 million or 16.2% and, to a lesser extent, a decrease in the average rate earned of 26 basis points to 5.1% from 5.4%.

Total interest expense was $9.2 million in the current quarter. This represents a decrease of $2.9 million or 23.8% compared to $12.1 million a year ago. The decrease in interest expense was driven by lower interest expense on deposits of $2.6 million or 30.1%. As discussed above, the Company has strategically reduced many of its higher-rate deposit balances in an effort to improve net interest margin, overall profitability, and capital position. The average rate paid on interest bearing deposit accounts was 1.75% in the current period, a decrease of 69 basis points compared to 2.44% a year earlier. Interest expense on time deposits, the largest component of interest expense, declined $2.4 million or 30.7% in the quarterly comparison and is the greatest factor for the decrease in interest expense on deposit accounts. Interest expense on long-term borrowings decreased $258 thousand or 7.6% and was mainly driven by a lower average balance outstanding resulting from principal repayments.

The net interest margin on a taxable equivalent basis increased 27 basis points to 3.12% for the second quarter of 2010 compared to 2.85% in the same quarter of 2009.  The increase in net interest margin is attributed to a 30 basis point increase in the spread between the average rate earned on earning assets and the average rate paid on interest bearing liabilities to 2.91% in the current quarter from 2.61% in the same quarter of 2009. The increase in net interest margin was three basis points lower than the increase in net interest spread due the impact of noninterest bearing sources of funds. The impact of noninterest bearing sources of funds on the Company’s net interest margin has decreased in the quarterly comparison due mainly to the overall lower average costs of funds. The Company expects its net interest margin to remain relatively flat or trend up slightly in the near term according to internal modeling using expectations about future market interest rates, the maturity structure of the Company’s earning assets and liabilities, and other factors. Future results could be significantly different than expectations.

The following tables present an analysis of net interest income for the quarterly periods ended June 30.

Distribution of Assets, Liabilities and Shareholders’ Equity:  Interest Rates and Interest Differential
Quarter Ended June 30,	2010			2009
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities
Taxable	$466,901	$4,683	4.02%	$429,124	$5,057	4.73%
Nontaxable1	85,852	1,098	5.13	102,456	1,378	5.39
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	106,754	65	.24	130,324	85	.26
Loans1,2,3	1,250,667	18,206	5.84	1,319,377	19,600	5.96
Total earning assets	1,910,174	$24,052	5.05%	1,981,281	$26,120	5.29%
Allowance for loan losses	(23,774)			(17,408)
Total earning assets, net of allowance for loan losses	1,886,400			1,963,873
Nonearning Assets
Cash and due from banks	82,766			101,294
Premises and equipment, net	38,825			41,449
Other assets	141,949			161,613
Total assets	$2,149,940			$2,268,229
Interest Bearing Liabilities
Deposits
Interest bearing demand	$261,118	$125	.19%	$253,952	$236	.37%
Savings	271,475	431	.64	258,814	492	.76
Time	838,957	5,439	2.60	896,176	7,847	3.51
Federal funds purchased and other short-term borrowings	41,461	81	.78	65,675	121	.74
Securities sold under agreements to repurchase and other long-term borrowings	311,621	3,122	4.02	333,416	3,380	4.07
Total interest bearing liabilities	1,724,632	$9,198	2.14%	1,808,033	$12,076	2.68%
Noninterest Bearing Liabilities
Commonwealth of Kentucky deposits	1,599			41,282
Other demand deposits	211,007			184,363
Other liabilities	60,894			36,561
Total liabilities	1,998,132			2,070,239
Shareholders’ equity	151,808			197,990
Total liabilities and shareholders’ equity	$2,149,940			$2,268,229
Net interest income		14,854			14,044
TE basis adjustment		(577)			(641)
Net interest income		$14,277			$13,403
Net interest spread			2.91%			2.61%
Impact of noninterest bearing sources of funds			.21			.24
Net interest margin			3.12%			2.85%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
2Loan balances include principal balances on nonaccrual loans.
3Loan fees included in interest income amounted to $415 thousand and $511 thousand in 2010 and 2009, respectively.

Analysis of Changes in Net Interest Income (tax equivalent basis)
(In thousands)	Variance	Variance Attributed to
Quarter Ended June 30,	2010/2009	1	Volume	Rate

Interest Income
Taxable investment securities	$(374)	$2,115	$(2,489)
Nontaxable investment securities2	(280)	(216)	(64)
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	(20)	(14)	(6)
Loans2	(1,394)	(1,005)	(389)
Total interest income	(2,068)	880	(2,948)
Interest Expense
Interest bearing demand deposits	(111)	45	(156)
Savings deposits	(61)	132	(193)
Time deposits	(2,408)	(476)	(1,932)
Federal funds purchased and other short-term borrowings	(40)	(80)	40
Securities sold under agreements to repurchase and other long-term borrowings	(258)	(217)	(41)
Total interest expense	(2,878)	(596)	(2,282)
Net interest income	$810	$1,476	$(666)
Percentage change	100.0%	182.2%	(82.2)%

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Provision for Loan Losses

The provision for loan losses represents charges (or credits) to earnings that maintain an allowance for loan losses at an adequate level based on credit losses specifically identified in the loan portfolio, as well as management’s best estimate of incurred probable loan losses in the remainder of the portfolio at the balance sheet date. The Company’s loan quality has been negatively impacted by adverse conditions in certain real estate sectors since the downturn in the overall economy and financial markets that started to take place in late 2007 and more significantly during 2008. This has led to declines in real estate values and deterioration in the financial condition of many of the Company’s borrowers, particularly borrowers in the commercial and real estate development industry. The Company has, in turn, lowered its loan quality ratings on certain commercial and real estate development loans as part of its normal internal review process. Declining real estate values have resulted in several loans of a significant dollar amount that have become under collateralized, which has elevated nonperforming loans, net charge-offs, and the provision for loan losses.

The provision for loan losses for the quarter ended June 30, 2010 was $5.5 million, a decrease of $450 thousand or 7.6% compared to $5.9 million for the same quarter of 2009. Although the provision for loan losses is lower in the current quarter compared to a year ago, the allowance for loan losses as a percentage of outstanding loans (net of unearned income) has increased to 2.09% at June 30, 2010 compared to 1.62% at June 30, 2009.

Net charge-offs were $3.4 million in the current quarter compared to $2.4 million a year earlier. On an annualized basis, quarterly net charge-offs were 1.08% of average loans outstanding for the three months ended June 30, 2010 compared .73% for the second quarter of a year ago. Although net charge-offs in the comparison are higher in the current quarter, a portion of the losses have been previously provided for through the provision for loan losses and related allowance. Of the $3.4 million of net charge-offs in the current quarter, $2.6 million represent four larger-balance charge-offs that had an allocated allowance for loan losses of $1.4 million already established prior to the current quarter.

Noninterest Income

Noninterest income was $9.9 million for the second quarter of 2010, an increase of $2.0 million or 26.1% compared to $7.8 million for the same quarter a year ago. The increase in noninterest income was driven mainly by higher net gains of $2.1 million from the sale of investment securities. The sale of investment securities was strategically made to lock in some of the increase in value and bolster capital after an analysis of multiple reinvestment scenarios that would minimize the impact on the net interest margin on a go forward basis.

Other notable increases in noninterest income line items include non-deposit service charges of $109 thousand or 9.8%, service charges and fees on deposit accounts of $56 thousand or 2.4%, and allotment processing fees of $46 thousand or 3.3%. The increase in non-deposit service charges were led by an increase in custodial safekeeping fees of $70 thousand or 65.2% due to higher transaction volume with the Commonwealth of Kentucky. The increase in service charges and fees on deposit accounts was driven by higher fees collected on customer overdrafts of $62 thousand or 4.0%, which offset net decreases in other customer deposit service charges. Allotment processing fees increased due to higher transaction volumes.

Decreases in noninterest income line items include trust income of $201 thousand or 33.4%, net gains on the sale of mortgage loans of $123 thousand or 35.7%, and income from company-owned life insurance of $73 thousand or 21.9%. The decrease in trust income is due to a decline in the overall asset values for which trust fees are based on combined with the collection of a large fee in the second quarter of the prior year. Income from company-owned life insurance decreased $73 thousand or 21.9% in the comparison due mainly to lower outstanding balances. Late in the first quarter of 2010, the Parent Company liquidated $8.6 million of this life insurance investment. An additional $2.2 million of company-owned life insurance remains at the Parent Company at June 30, 2010 that is expected to be converted to cash in the near term. The Company’s subsidiary banks maintain an aggregate balance of $26.4 million in company-owned life insurance.

Noninterest Expense

Total noninterest expenses were $15.2 million for the second quarter of 2010, a decrease of $958 thousand or 5.9% compared to the same quarter of 2009 due to improvements in a variety of areas. Decreases in noninterest expense categories include deposit insurance expense of $614 thousand or 35.9%, salaries and employee benefits of $590 thousand or 8.0%, occupancy expense of $206 thousand or 14.8%, equipment expenses of $119 thousand or 15.5%, and intangible amortization of $128 thousand or 26.2%. Partially offsetting these lower noninterest expenses was a $766 thousand increase in expenses related to foreclosed real estate.

The decrease in deposit insurance expense is related to the additional $1.1 million special assessment the Company recorded in the second quarter of the prior year. The special assessment was imposed by the FDIC as part of its plan to replenish the Deposit Insurance Fund. Salaries and employee benefits decreased due to a smaller workforce and a decrease in the Company’s matching contributions to its salary savings plan that took effect in the first quarter of 2010. The average number of full time equivalent employees was 530 for the second quarter of 2010, down from 562 in the second quarter of 2009. Beginning in the first quarter of 2010, the Company began to match up to 50% of eligible employee deferrals up to a maximum of 6% of the participants’ compensation. For 2009, the Company matched all eligible employee contributions up to 6% of the participants’ compensation. Occupancy and equipment expenses were lower in the current quarter compared to the same quarter a year ago due mainly to a decrease in depreciation expense. Depreciation expense has decreased in the comparison as a result of a relatively low amount of net additions to the Company’s fixed assets. A decrease in depreciation expense on existing fixed assets exceeded the amount of depreciation expense related to net new fixed assets in the comparison. Amortization of intangible assets, which relate to customer lists and core deposits from prior acquisitions, is decreasing as a result of amortization schedules that allocate a higher amount of amortization in the earlier periods following an acquisition consistent with how the assets are used.

The increase in net other real estate expenses correlates with a $7.6 million or 37.8% higher net amount of foreclosed real estate properties held by the Company at June 30, 2010 compared to a year earlier. Expenses relating to these properties generally include amounts to prepare the properties for resale and, in some cases, impairment charges to write down a property’s book value to its fair value less estimated costs to sell as determined by appraisal. Impairment charges included in net other real estate expenses were $558 thousand in the current quarter.

Income Taxes

Income tax expense was $610 thousand in the second quarter of 2010 compared to a tax benefit of $74 thousand for the same period in 2009. The effective income tax rate was 17.7% in the current quarter. The income tax benefit recorded in the second quarter of 2009 was driven by the $875 thousand net loss before income taxes.

First Six Months of 2010 Compared to First Six Months of 2009

Net income for the first six months of 2010 was $4.8 million or $.52 per common share compared to $2.5 million or $.22 per common share for the same six-month period of 2009. A summary of the six-month comparison follows.

▪
The $2.3 million or $.30 per common share increase in net income for the first six months of 2010 compared to the first six months of 2009 is attributed mainly to higher net gains on the sale of investment securities.

▪
Noninterest income increased $2.8 million or 19.3% due primarily to a $2.9 million or 142% increase in net gains on the sale of investment securities. Other favorable increases included non-deposit service charges of $183 thousand or 8.5% and allotment processing fees of $142 thousand or 5.4%. Decreases in noninterest income line items include net gains on the sale of mortgage loans of $348 thousand or 50.4%, trust income of $208 thousand or 20.1%, and income from company-owned life insurance of $105 thousand or 16.0%.

▪
The provision for loan losses decreased $200 thousand or 2.6% in the current six months compared to a year earlier. The provision for loan losses has remained at elevated levels due to increases in nonperforming and impaired loans.

▪
Net interest margin was 3.03% for the first six months of 2010, an increase of 9 basis points from 2.94% in the same period a year ago. Net interest spread was 2.84%, up 16 basis points compared to 2.68%.

▪
Although improvements are being made in a significant number of noninterest expense categories, overall noninterest expenses increased $427 thousand or 1.4% driven by a $2.2 million increase related to foreclosed real estate. Decreases in noninterest expense categories include salaries and employee benefits of $1.0 million or 6.8%, intangible amortization of $257 thousand or 26.3%, occupancy expense of $250 thousand or 9.2%, and equipment expenses of $213 thousand or 14.0%.

▪
Income tax expense increased $385 thousand or 48.3% in the comparison and reflects an increase in taxable income. The effective income tax rate was 19.8% for the current six months compared to 24.1% for the same period a year earlier.

▪	ROA and ROE was .45% and 6.39%, respectively, for the current six months compared to .22% and 2.57% for the period a year ago.

Net Interest Income

Net interest income was $27.7 million for the first six months of 2010, relatively unchanged from $27.6 million for the same period of 2009. Total interest expense decreased $5.0 million or 20.8% in the comparison, but was offset by lower interest income of $5.0 million or 9.6%. The Company experienced a decrease in all interest income and interest expense line items that was mainly attributed to lower interest rates and, in the case for interest and fees on loans, a lower average balance outstanding. Rate declines were driven mainly by a combination of continuing weak economic conditions in the Company’s markets as well as the Company’s overall strategy of being more selective in pricing deposits and extending loans. Generally, variable and floating rate assets and liabilities that have reset since the prior reporting period as well as activity related to new earning assets and funding sources, have repriced downward to reflect an overall lower interest rate environment.

Total interest income was $46.9 million in the first six months of 2010, a decrease of $5.0 million or 9.6% due mainly to lower interest income on loans of $3.6 million or 9.2% and taxable investment securities of $1.2 million or 11.0%. The decrease in interest on loans was driven nearly equally by both a 28 basis point decrease in the average rate earned to 5.8% and a $60.0 million or 4.6% decrease in the average balance outstanding. Interest on taxable investment securities decreased due to a 74 basis point decrease in the average rate earned to 4.2%, which more than offset a $20.5 million or 4.8% increase in the average balance outstanding.

Total interest expense was $19.1 million in the current six months. This represents a decrease of $5.0 million or 20.8% compared to $24.2 million for the same period a year ago. The decrease in interest expense was driven by lower interest expense on deposits of $4.5 million or 26.0% and, to a lesser extent, a decrease in interest expense on long-term borrowings of $514 thousand or 7.6%. The Company has strategically reduced many of its higher-rate deposit balances in an effort to improve net interest margin, overall profitability, and capital position. The average rate paid on interest bearing deposit accounts was 1.83% in the current six months, a decrease of 66 basis points compared to 2.49% a year earlier. Interest expense on time deposits, the largest component of interest expense, declined $4.2 million or 26.7% in the comparison and is the greatest factor for the decrease in interest expense on deposit accounts. The $514 thousand decrease in interest expense on long-term borrowings was mainly driven by a lower average balance outstanding resulting from principal repayments.

The net interest margin on a taxable equivalent basis increased 9 basis points to 3.03% for the first six months of 2010 compared to 2.94% for the same period of 2009.  The increase in net interest margin is attributed to a 16 basis point increase in the spread between the average rate earned on earning assets and the average rate paid on interest bearing liabilities to 2.84% in the current six months from 2.68% in the first six months of 2009. The increase in net interest margin was seven basis points lower than the increase in net interest spread due the impact of noninterest bearing sources of funds. The impact of noninterest bearing sources of funds on the Company’s net interest margin has decreased in the six-month comparison due mainly to the overall lower average costs of funds. The Company expects its net interest margin to remain relatively flat or trend up slightly in the near term according to internal modeling using expectations about future market interest rates, the maturity structure of the Company’s earning assets and liabilities, and other factors. Future results could be significantly different than expectations.

The following tables present an analysis of net interest income for the six months ended June 30.

Distribution of Assets, Liabilities and Shareholders’ Equity:  Interest Rates and Interest Differential
Six Months Ended June 30,	2010			2009
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities
Taxable	$450,992	$9,382	4.20%	$430,457	$10,540	4.94%
Nontaxable1	90,426	2,350	5.24	95,155	2,566	5.44
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	129,593	149	.23	137,860	164	.24
Loans1,2,3	1,257,453	36,181	5.80	1,317,491	39,742	6.08
Total earning assets	1,928,464	$48,062	5.03%	1,980,963	$53,012	5.40%
Allowance for loan losses	(23,742)			(17,134)
Total earning assets, net of allowance for loan losses	1,904,722			1,963,829
Nonearning Assets
Cash and due from banks	88,231			79,793
Premises and equipment, net	38,820			42,177
Other assets	137,041			161,222
Total assets	$2,168,814			$2,247,021
Interest Bearing Liabilities
Deposits
Interest bearing demand	$266,800	$269	.20%	$254,757	$434	.34%
Savings	268,278	892	.67	255,412	973	.77
Time	867,363	11,536	2.68	880,717	15,748	3.61
Federal funds purchased and other short-term borrowings	45,337	173	.77	67,998	237	.70
Securities sold under agreements to repurchase and other long-term borrowings	313,843	6,260	4.02	334,482	6,774	4.08
Total interest bearing liabilities	1,761,621	$19,130	2.19%	1,793,366	$24,166	2.72%
Noninterest Bearing Liabilities
Commonwealth of Kentucky deposits	2,184			37,735
Other demand deposits	207,081			184,670
Other liabilities	46,946			34,670
Total liabilities	2,017,832			2,050,441
Shareholders’ equity	150,982			196,580
Total liabilities and shareholders’ equity	$2,168,814			$2,247,021
Net interest income		28,932			28,846
TE basis adjustment		(1,205)			(1,204)
Net interest income		$27,727			$27,642
Net interest spread			2.84%			2.68%
Impact of noninterest bearing sources of funds			.19			.26
Net interest margin			3.03%			2.94%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
2Loan balances include principal balances on nonaccrual loans.
3Loan fees included in interest income amounted to $777 thousand and $1.0 million in 2010 and 2009, respectively.

Analysis of Changes in Net Interest Income (tax equivalent basis)
(In thousands)	Variance	Variance Attributed to
Six Months Ended June 30,	2010/2009	1	Volume	Rate

Interest Income
Taxable investment securities	$(1,158)	$1,259	$(2,417)
Nontaxable investment securities2	(216)	(124)	(92)
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	(15)	(9)	(6)
Loans2	(3,561)	(1,771)	(1,790)
Total interest income	(4,950)	(645)	(4,305)
Interest Expense
Interest bearing demand deposits	(165)	57	(222)
Savings deposits	(81)	120	(201)
Time deposits	(4,212)	(234)	(3,978)
Federal funds purchased and other short-term borrowings	(64)	(123)	59
Securities sold under agreements to repurchase and other long-term borrowings	(514)	(415)	(99)
Total interest expense	(5,036)	(595)	(4,441)
Net interest income	$86	$(50)	$136
Percentage change	100.0%	(58.1%)	158.1%

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2010 was $7.4 million, a decrease of $200 thousand or 2.6% compared to $7.6 million for the same period of 2009. Although the provision for loan losses has decreased in the current six months compared to a year ago, the allowance for loan losses as a percentage of outstanding loans (net of unearned income) has increased to 2.09% at June 30, 2010 compared to 1.62% at June 30, 2009.

Net charge-offs were $5.0 million in the current six months compared to $3.1 million a year ago. On an annualized basis, net charge-offs were .79% of average loans outstanding for the six months ended June 30, 2010 compared .48% for the same six months of a year ago. Although net charge-offs in the current six months are higher compared to a year ago, a portion of the losses have been previously provided for through the provision for loan losses and related allowance. Of the $5.0 million of net charge-offs in the current year, $3.3 million represent five larger-balance charge-offs that had an allocated allowance for loan losses of $2.5 million already established in the prior year.

Noninterest Income

Noninterest income for the six months ended June 30, 2010 was $17.4 million, an increase of $2.8 million or 19.3% compared to the same period a year earlier. The increase in noninterest income was driven mainly by higher net gains of $2.9 million from the sale of investment securities. The sale of investment securities was strategically made to lock in some of the increase in value and bolster capital after an analysis of multiple reinvestment scenarios that would minimize the impact on the net interest margin on a go forward basis.

Other notable increases in noninterest income line items include non-deposit service charges of $183 thousand or 8.5% and allotment processing fees of $142 thousand or 5.4%. The increase in non-deposit service charges were led by an increase in custodial safekeeping fees of $62 thousand or 27.9% due to higher transaction volume with the Commonwealth of Kentucky. The increase in allotment processing fees is due to higher transaction volumes.

Decreases in noninterest income line items in the six-month comparison were led by lower net gains on the sale of mortgage loans of $348 thousand or 50.4%, lower trust income of $208 thousand or 20.1%, and a decrease in income from company-owned life insurance of $105 thousand or 16.0%. The decrease in net gains on the sale of mortgage loans tracks closely to the nearly 50% decline in mortgage loans sold in the comparison as consumer refinancing activity has slowed. The decrease in trust income is due to a decline in the overall asset values on which trust fees are based combined with the collection of a large fee in the second quarter of the prior year. The decrease in income from company-owned life insurance is due mainly to a lower outstanding balance. Late in the first quarter of 2010, the Parent Company liquidated $8.6 million of this life insurance investment. An additional $2.2 million of company-owned life insurance remains at the Parent Company at June 30, 2010 that is expected to be converted to cash in the near term. The Company’s subsidiary banks maintain an aggregate balance of $26.4 million in company-owned life insurance.

Noninterest Expense

Although improvements have been made in a significant number of noninterest expense categories, overall noninterest expense increased $427 thousand or 1.4% in the six-month comparison. The increase in noninterest expenses was led by higher expenses related to foreclosed real estate of $2.2 million. This was partially offset by decreases in other noninterest expense categories including salaries and employee benefits of $1.0 million or 6.8%, intangible amortization of $257 thousand or 26.3%, occupancy expense of $250 thousand or 9.2%, and equipment expense of $213 thousand or 14.0%

The increase in net other real estate expenses correlates with a $7.6 million or 37.8% higher net amount of foreclosed real estate properties held by the Company at June 30, 2010 compared to a year earlier. Expenses relating to these properties generally include amounts to prepare the properties for resale and, in some cases, impairment charges to write down a property’s book value to its fair value less estimated costs to sell as determined by appraisal. Impairment charges included in net other real estate expenses were $1.5 million in the current six months.

The decrease in salaries and employee benefits is due to a smaller workforce and a decrease in the Company’s matching contributions to its salary savings plan that took effect in the first quarter of 2010. The average number of full time equivalent employees was 534 for the first six months of 2010, down from 566 for the first six months of 2009. Beginning in the first quarter of 2010, the Company began to match up to 50% of eligible employee deferrals up to a maximum of 6% of the participants’ compensation. For 2009, the Company matched all eligible employee contributions up to 6% of the participants’ compensation. Amortization of intangible assets, which relate to customer lists and core deposits from prior acquisitions, is decreasing as a result of amortization schedules that allocate a higher amount of amortization in the earlier periods following an acquisition consistent with how the assets are used. Occupancy and equipment expenses were lower in the current six months compared to a year ago driven mainly by a decrease in depreciation expense. Depreciation expense has decreased in the comparison as a result of a relatively low amount of net additions to the Company’s fixed assets. A decrease in depreciation expense on existing fixed assets exceeded the amount of depreciation expense related to net new fixed assets in the comparison.

Income Taxes

Income tax expense was $1.2 million for the first six months of 2010, an increase of $385 thousand or 48.3% compared to the first six months of 2009, reflecting an increase in taxable income. The effective income tax rate was 19.8% for the current six months compared to 24.1% for the same period a year earlier.

FINANCIAL CONDITION

Total assets were $2.1 billion at June 30, 2010, a decrease of $78.8 million or 3.6% from the prior year-end 2009. The decrease in assets is primarily related to lower loans (net of unearned income) of $34.0 million or 2.7%, cash and cash equivalents of $23.1 million or 10.6%, and investment securities of $12.6 million or 2.3%. The decrease in cash and cash equivalents reflects an overall lower net funding position of the Company and, along with a decrease in net loans and investment securities, is in line with management’s broad strategy of realigning the balance sheet. In addition, during the first quarter of 2010, the Parent Company liquidated $8.6 million of its investment in company-owned life insurance at its cash surrender value. The Parent Company took this action mainly to have additional cash available to inject into certain of its bank subsidiaries to strengthen their capital positions. An additional $2.2 million of company-owned life insurance remains at the Parent Company at June 30, 2010 that is expected to be liquidated in the near term.

Total liabilities were $1.9 billion at June 30, 2010, a decrease of $84.7 million or 4.2% compared to December 31, 2009. Deposits decreased $110 million or 6.7%. Net borrowed funds increased $24.4 million or 6.7% driven by higher short-term borrowings of $29.8 million. Shareholders’ equity increased $5.9 million or 4.0% to $153 million at June 30, 2010 due mainly to net income for the period and higher net other comprehensive income.

Management of the Company considers it noteworthy to understand the relationship between the Farmers Bank and Capital Trust Company (“Farmers Bank”) and the Commonwealth of Kentucky.  Farmers Bank provides various services to state agencies of the Commonwealth.  As the depository for the Commonwealth, checks are drawn on Farmers Bank by these agencies, which include paychecks and state income tax refunds.  Farmers Bank also processes vouchers of the WIC (Women, Infants and Children) program for the Cabinet for Human Resources. As the depository for the Commonwealth, large fluctuations in deposits are likely to occur on a daily basis.  Therefore, reviewing average balances is important to understanding the financial condition of the Company as daily deposit balances fluctuate significantly as a result of the Farmers Bank’s relationship with the Commonwealth.

On an average basis, total assets were $2.2 billion for the first six months of 2010, a decrease of $93.2 million or 4.1% from year-end 2009. Average total assets decreased $52.4 million from year-end 2009 as a result of the goodwill impairment charge at year-end 2009 where the Company wrote off the entire amount of its goodwill. Average earning assets decreased $50.7 million or 2.6% from year-end 2009. Average earning assets were 88.9% and 87.5% of total average assets for the first six months of 2010 and the year 2009, respectively. Average net loans decreased $49.3 million or 3.8% in the comparison. Deposits averaged $1.6 billion for the six months ended June 30, 2010, a decrease of $20.3 million or 1.2% from the prior year-end. Average noninterest bearing deposit balances declined $17.4 million or 7.7% in the comparison led by a sharp decrease in amounts related to the Commonwealth of $32.8 million.

Temporary Investments

Temporary investments consist of interest bearing deposits in other banks and federal funds sold and securities purchased under agreements to resell. The Company uses these funds in the management of liquidity and interest rate sensitivity. At June 30, 2010, temporary investments were $162 million, a decrease of $20.2 million or 11.1% compared to $182 million at year-end 2009. The decrease in temporary investments is mainly due to lower interest bearing deposit balances in other banks of $16.2 million primarily with the Federal Reserve banking system.

Temporary investments averaged $130 million during the first six months of 2010, relatively unchanged from $129 million from year-end 2009. Temporary investments are reallocated to loans or other investments as market conditions and Company resources warrant.

Investment Securities

The investment securities portfolio is comprised primarily of U.S. government-sponsored agency securities, mortgage-backed securities, and tax-exempt securities of states and political subdivisions. During the second quarter of 2010 the Company realized net gains on the sale of investment securities of $3.4 million. The sale of investment securities was strategically made to lock in some of the increase in value and bolster capital after an analysis of multiple reinvestment scenarios that would minimize the impact on the net interest margin on a go forward basis.

The Company sold $12.1 million amortized costs amount of its corporate debt securities as part of its second quarter 2010 sale of investment securities for a net loss of $168 thousand. An additional $1.0 million of corporate debt securities matured during the quarter. The debt securities sold, although still rated as investment grade, were downgraded during 2009 and sold during the current quarter after a careful analysis of their short and long-term prospects no longer suited the Company’s current investment preferences.

At June 30, 2010, the Company holds $5.8 million amortized cost amounts of single-issuer trust preferred capital securities of a global and national financial services firm with an estimated fair value of $4.6 million. These securities had an estimated fair value of $4.4 million at year-end 2009. These securities continue to perform according to contractual terms and the issuer of these securities is rated as investment grade by major rating agencies. The Company does not intend to sell these securities nor does the Company believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company believes these securities are not impaired due to reasons of credit quality or other factors, but rather the unrealized loss is primarily attributed to general uncertainties in the financial markets and market volatility. The Company believes that it will be able to collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will recover as they approach their maturity dates.

Total investment securities were $536 million on June 30, 2010, a decrease of $12.6 million or 2.3% compared to $549 million at year-end 2009. Net amortized cost amounts have decreased $15.1 million or 2.8% due to net sales and maturities partially offset by a $2.5 million or 24.7% net increase in market value adjustments related to investments classified as available for sale.

Gross unrealized losses totaling $1.6 million at June 30, 2010 within the Company’s investment securities portfolio have not been included in income since they are identified as temporary. The Company believes that it will be able to collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will recover as they approach their maturity dates. The Company does not consider any of the securities to be impaired due to reasons of credit quality or other factors. The Company does not expect to incur a loss on these securities unless they are sold prior to maturity. All investment securities in the Company’s portfolio are currently performing. The Company does not have direct exposure to the subprime mortgage market. The Company does not originate subprime mortgages nor has it invested in bonds that are secured by such mortgages.

Loans

Loans, net of unearned interest, were $1.2 billion at June 30, 2010, a decrease of $34.0 million or 2.7% from year-end 2009. The Company has continued to take a more measured and cautious approach to loan growth in the near term while it continues to work through its nonperforming assets, which has increased sharply as a result of the lingering effects of one of the most severe recessions in recent history.

The composition of the loan portfolio is summarized in the table below.

	June 30, 2010		December 31, 2009
(Dollars in thousands)	Amount	%	Amount	%

Commercial, financial, and agriculture	$108,693	8.8%	$114,687	9.0%
Real estate – construction	186,429	15.1	211,725	16.7
Real estate mortgage – residential	473,132	38.2	473,644	37.2
Real estate mortgage - farmland and other commercial enterprises	417,913	33.7	411,309	32.3
Installment	31,975	2.6	36,280	2.9
Lease financing	19,791	1.6	24,297	1.9
Total	$1,237,933	100.0%	$1,271,942	100.0%

On average, loans represented 65.2% of earning assets for the first six months of 2010, a decrease of 82 basis points compared to 66.0% for year-end 2009. Average loans represent a lower percentage of earning assets due to a lower average outstanding balance that has driven the overall reduction in average total earning assets.

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

Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed to be adequate by management to cover probable losses in the loan portfolio.  The calculation of the appropriate level of allowance for loan losses requires significant judgment to reflect the credit losses specifically identified in the Company’s loan portfolio as well as management's best estimate of probable incurred credit losses in the loan portfolio at the balance sheet date. The allowance for loan losses is a valuation allowance increased by the provision for loan losses and decreased by net charge-offs. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance.

In general, the allowance for loan losses and related provision for loan losses increase as the relative level of nonperforming and impaired loans increases. However, other factors impact the amount of the allowance for loan losses such as the Company’s historical loss experience, the borrowers’ financial condition, general economic conditions, and other risk factors as described in the Company’s most recent annual report on Form 10-K.

The allowance for loan losses was $25.8 million or 2.09% of outstanding loans (net of unearned income) at June 30, 2010. This compares to $23.4 million or 1.84% of net loans outstanding at year-end 2009. The increase in the allowance for loan losses from year-end 2009 is primarily the result of a $22.5 million or 29.5% higher level of nonperforming loans and the upward trend in historical net charge-offs. As a percentage of nonperforming loans, the allowance for loan losses was 26.1% and 30.6% at June 30, 2010 and year-end 2009, respectively. The decrease in the ratio of the allowance for loan losses to nonperforming loans is due mainly to the makeup of nonperforming loans. Most of the $22.5 million increase in nonperforming loans since year-end 2009 is attributed to a $20.3 million or 113% increase in restructured loans. The reserve assigned to credits that are restructured with lower interest rates represents the difference in the present value of future cash flows calculated at the loan’s original interest rate and the new lower rate. This generally results in a reserve for loan losses that is less severe than for other loans that are collateral dependent. Please refer to the caption “Nonperforming Loans” that follows for additional information concerning restructured loans.

In addition to higher restructured loans, certain other loans have moved from performing to nonperforming since year-end 2009 without a proportionate increase in the allowance for loan losses. This includes a $7.0 million real estate development credit that is now classified as nonaccrual. This credit was identified as impaired at year-end 2009 and specific reserves were allocated at that time although it was a performing loan. Other factors positively impacting the Company’s allowance for loan losses as a percentage of outstanding loans is a reduction in loans past due between 30 and 89 days along with an overall net decrease in loans outstanding. Loans delinquent between 30 and 89 days decreased $12.0 million or 49.6% to $12.2 million at June 30, 2010 compared to $24.3 million at year-end 2009. Loans outstanding, net of unearned income, decreased $34.0 million or 2.7% at June 30, 2010 compared to year-end 2009. As a percentage of loans outstanding (net of unearned income), nonperforming loans were 8.0% and 6.0% at June 30, 2010 and year-end 2009, respectively. Real estate development loans continue to negatively impact nonperforming loans which has resulted in an elevated level of the provision for loans losses and allowance for loan losses in recent quarters.

Nonperforming loans began to increase sharply in the second quarter of 2009, going to $44.3 million from $29.0 million at March 31, 2009. By year-end 2009, nonperforming loans were $76.3 million and peaked at $108 million at March 31, 2010 before dropping to $98.9 million at June 30, 2010. Impaired loans have moved in a similar manner, totaling $129 million at June 30, 2010. This represents an increase of $20.2 million or 18.6% from year-end 2009, but a decrease of $2.7 million or 2.1% from March 31, 2010. Although certain economic metrics continue to improve, the high level of nonperforming and impaired loans is driven by overall weaknesses that remain in the general economy stemming from one of the most severe recessions in many decades. Certain housing markets are showing signs of stabilizing and inflation concerns have subsided, but labor markets continue to be weak. For the Company, economic conditions in recent quarters have resulted in higher stress in the real estate development portion of its lending portfolio.

Nonperforming Loans

Nonperforming loans consist of nonaccrual loans, restructured loans, and loans ninety days or more past due on which interest is still accruing.  In general, the accrual of interest on loans is discontinued when it is determined that the collection of interest or principal is doubtful, or when a default of interest or principal has existed for 90 days or more, unless such loan is well secured and in the process of collection.

Nonperforming loans were $98.9 million at June 30, 2010, an increase of $22.5 million or 29.5% compared to year-end 2009. The high level of nonperforming loans is a result of ongoing weaknesses in the overall economy that continue to strain the Company and many of its customers, particularly real estate development lending. Nonperforming loans were as follows at June 30, 2010 and December 31, 2009.

(In thousands)	June 30, 2010	December 31, 2009	Change	%

Nonaccrual loans	$59,370	$56,630	$2,740	4.8%
Restructured loans	38,220	17,911	20,309	113.4
Loans 90 days or more past due and still accruing	1,279	1,807	(528)	(29.2)
Total nonperforming loans	$98,869	$76,348	$22,521	29.5%

Ratio of total nonperforming loans to total loans (net of unearned income)	8.0%	6.0%

Restructured loans occur when a lender, because of economic or legal reasons related to a borrower’s financial difficulty, grants a concession to the borrower that it would not otherwise consider. Restructured loans typically include a reduction of the stated interest rate or an extension of the maturity date, among other possible concessions. For the Company, all of its restructured loans were granted rate concessions at the time of restructuring. Substantially all of the increase in the Company’s restructured loans is secured by real estate. The increase in restructured loans at June 30, 2010 compared to year-end 2009 was led by a residential real estate development credit in the amount of $10.5 million and a separate residential real estate credit of $4.0 million. The Company works diligently to identify which of its challenged credits merit a restructuring of terms in order to maximize loan repayments. Cash flow projections are carefully scrutinized prior to restructuring any credits; past due credits are typically not granted concessions.

The increase in nonaccrual loans was negatively impacted by the net addition of a $7.0 million real estate development credit partially offset by a decrease in three larger-balance commercial real estate loans totaling $4.6 million. Of this $4.6 million decrease, $1.8 million is attributed to a loan payoff and the remaining $2.8 million represents the Company taking possession of the collateral supporting these two credits and moving to other real estate owned.

The Company maintains a comprehensive risk-grading and loan review program, which includes a review of loans to assess risk and assign a grade to those loans, a review of delinquencies, and an assessment of loans for needed charge-offs or placement on non-accrual status. The Company had loans in the amount of $94.6 million and $105 million at June 30, 2010 and year-end 2009, respectively, which were performing but considered potential problem loans and are not included in the nonperforming loan totals in the table above. These loans, however, are considered in establishing an appropriate allowance for loan losses. The balance outstanding for potential problem credits is mainly a result of ongoing weaknesses in the overall economy that continue to strain the Company and many of its customers, particularly real estate development lending. Potential problem loans include a variety of borrowers and are secured primarily by real estate. At June 30, 2010 the five largest potential problem credits were $26.3 million in the aggregate compared to $31.4 million at year-end 2009 and secured by various types of real estate including commercial, construction properties, and residential real estate development.

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

Other Real Estate

Other real estate owned (“OREO”) includes real estate properties acquired by the Company through foreclosure. At June 30, 2010 OREO was $27.6 million, a decrease of $3.7 million or 11.8% compared to $31.2 million at year-end 2009. The net decrease in OREO in the first six months of 2010 was driven mainly by the sale of a commercial real estate property securing a single credit with a book value of $5.2 million.

Deposits

A summary of the Company’s deposits are as follows for the periods indicated.

	End of Period			Average
(In thousands)	June 30, 2010	December 31, 2009	Difference	(Six Months) June 30, 2010	(Twelve Months) December 31, 2009	Difference
Noninterest Bearing
Commonwealth	$231	$13,463	$(13,232)	$2,184	$34,992	$(32,808)
Other	205,281	201,055	4,226	207,081	191,656	15,425
Total	$205,512	$214,518	$(9,006)	$209,265	$226,648	$(17,383)

Interest Bearing
Demand	$248,982	$255,133	$(6,151)	$266,800	$247,235	$19,565
Savings	268,198	258,804	9,394	268,278	256,063	12,215
Time	801,206	904,978	(103,772)	867,363	902,066	(34,703)
Total	$1,318,386	$1,418,915	$(100,529)	$1,402,441	$1,405,364	$(2,923)

Total Deposits	$1,523,898	$1,633,433	$(109,535)	$1,611,706	$1,632,012	$(20,306)

Deposit balances of the Commonwealth can fluctuate significantly from day to day. The Company believes average balances are also important when analyzing its deposit portfolio. The decrease in balances of the Commonwealth is due primarily to a data processing change by the Company during the first quarter of 2010. This change resulted in deposit transmissions from the Commonwealth that are generally received and credited after processing deadlines for same day credit. Outstanding deposit balances of the Commonwealth are expected to remain at lower than recent historical levels as a result of this change.

The sharp decline in time deposits from year-end 2009 is due in part to the maturity structure of the portfolio and overall liquidity position of the Company. The Company’s liquidity position has enabled it to lower its cost of funds in the current quarter by allowing higher-rate certificates of deposit, particularly those in excess of $100 thousand in outstanding balances, to roll off or reprice at significantly lower interest rates.

Borrowed Funds

Total borrowed funds were $389 million at June 30, 2010, an increase of $24.4 million or 6.7% from $364 million at year-end 2009. Long-term borrowings decreased $5.4 million or 1.7% due mainly to maturing FHLB advances. Short-term borrowings increased $29.8 million or 63.0% due mainly to $39.1 million in funds received from the Commonwealth that were included in short-term repurchase agreements at June 30, 2010. The Company’s short-term funding fluctuates as its overall net funding position changes and, in terms of transactions with the Commonwealth, can fluctuate significantly on a daily basis.

LIQUIDITY

The primary source of funds for the Parent Company is the receipt of dividends from its subsidiaries, cash balances maintained, investments in company-owned life insurance, and borrowings from nonaffiliated sources. Payment of dividends by the Company’s subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. At June 30, 2010 each of the Company’s bank subsidiaries were required to obtain regulatory approval before declaring or paying a dividend to the Parent Company. First Citizens Bank (“First Citizens”) and Citizens Bank of Northern Kentucky (“Citizens Northern”) need regulatory approval due to statutory restrictions on the amount of distributions that can be made relative to undistributed net income over a period that includes the current year to date period and the previous two calendar years. The Company received

$650 thousand in dividends from First Citizens during the second quarter of 2010. Farmers Bank and United Bank and Trust Company (“United Bank”) need regulatory approval to declare or pay dividends as a result of increased capital required in connection with recent regulatory exams. Capital ratios at each of the Company’s four subsidiary banks exceed regulatory established “well-capitalized” status at June 30, 2010 under the prompt corrective action regulatory framework; however, Farmers Bank and United Bank are required to maintain capital ratios at higher levels as outlined in their regulatory agreements.  Additional information concerning recent regulatory exams and regulatory capital requirements can be found under the heading “Capital Resources” below.

The Parent Company’s primary uses of cash include the payment of dividends to its common and preferred shareholders, injecting capital into subsidiaries, interest expense on borrowings, and paying for general operating expenses. Due to recent regulatory agreements, dividend payments on the Parent Company’s common and preferred stock and interest payments on its trust preferred borrowings must have regulatory approval before being paid. While regulatory agencies have granted approval of the Company’s request to make interest payments on its trust preferred securities and dividends on its preferred stock this quarter, the Company did not (based on the assessment by Company management of both the Company’s capital position and the earnings of its subsidiaries) seek regulatory approval for the payment of common stock dividends.  Moreover, the Company will not pay any such dividend on its common stock in any subsequent quarter until the regulator’s assessment of the earnings of the Company’s subsidiaries, and the Company’s assessment of its capital position, both yield the conclusion that the payment of a Company common stock dividend is warranted.

The Parent Company had cash balances of $13.6 million at June 30, 2010, an increase of $6.0 million or 80.0% from $7.6 million at the prior year-end. Significant cash receipts of the Parent Company during 2010 include $8.6 million proceeds from the liquidation of company-owned life insurance at the Parent Company, management fees from subsidiaries of $1.8 million, $1.0 million dividends from FFKT Insurance, $750 thousand return of capital from FCB Services, and $650 thousand dividends from First Citizens Bank. Significant cash payments by the Parent Company during 2010 include $1.5 million for the payment of common and preferred dividends, $2.9 million additional capital investment in bank subsidiaries, salaries, payroll taxes, and employee benefits of $1.2 million, and interest expense on borrowed funds of $1.0 million. Subsequent to June 30 2010, the Parent Company injected $200 thousand into Farmers Bank to increase its level of capital as agreed to in its recent regulatory agreement. The Parent Company may fund any additional external capital requirements, if any, of its bank subsidiaries from future public or private sales of securities at an appropriate time or from existing resources of the Company.

The Company's objective as it relates to liquidity is to ensure that its subsidiary banks have funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability. In order to maintain a proper level of liquidity, the subsidiary banks have several sources of funds available on a daily basis that can be used for liquidity purposes. Those sources of funds include the subsidiary banks' core deposits, consisting of both business and nonbusiness deposits; cash flow generated by repayment of principal and interest on loans and investment securities; FHLB and other borrowings; and federal funds purchased and securities sold under agreements to repurchase. While maturities and scheduled amortization of loans and investment securities are generally a predictable source of funds, deposit outflows and mortgage prepayments are influenced significantly by general interest rates, economic conditions, and competition in our local markets.  As of June 30, 2010, the Company had $103 million in additional borrowing capacity under various FHLB, federal funds, and other borrowing agreements. However, there is no guarantee that these sources of funds will continue to be available to the Company or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in the Company’s liquidity from these sources.

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

Liquid assets consist of cash, cash equivalents, and available for sale investment securities.  At June 30, 2010, consolidated liquid assets were $730 million, a decrease of $35.7 million or 4.7% from year-end 2009.  The decrease in liquid assets is attributed to a $23.1 million or 10.6% decrease in net cash and equivalents coupled with lower available for sale investment securities of $12.6 million or 2.3%. Liquid assets have decreased as the Company continues to strategically realign its balance sheet while it deals with a high level of nonperforming assets caused mainly by the effects of a lingering economic downturn.

Net cash provided by operating activities was $7.4 million for the first six months of 2010, a decrease of $8.7 million or 54.1% compared to $16.1 million for 2009. Net cash provided by investing activities was $56.1 million for 2010 compared to net cash used of $26.1 million for 2009. The $82.1 million higher net cash inflow in the comparison is mainly due to $38.9 million related to investment securities transactions, $28.5 million related to loan activity, and $8.6 million in connection with the conversion to cash of a portion of company-owned life insurance. For investment securities transactions, the Company had a net cash inflow of $21.4 million in 2010 as maturities and sales activity exceeding purchases. For 2009, the Company had net cash outflow related to investment securities of $17.5 million as net purchases exceeded maturities and sales. Net cash repayments received on loans were $20.4 million for 2010; in 2009, net cash outflows associated with loans were $8.2 million. The Company received $8.6 million proceeds upon liquidation of part of its investment in company-owned life insurance at its cash surrender value to boost its cash available to inject into certain of its bank subsidiaries to strengthen their capital positions. Net cash used in financing activities was $86.6 million in 2010 compared to net cash provided of $91.9 million for 2009. For 2010, net deposits decreased $110 million partially offset by a net increase in outstanding debt of $24.4 million. For 2009, net cash flows from financing activities were increased by higher deposits of $44.2 million, $30.0 million proceeds from the issuance of preferred stock, and an increase in outstanding debt of $22.5 million.

Commitments to extend credit are considered in addressing the Company’s liquidity management.  The Company does not expect these commitments to significantly affect the liquidity position in future periods. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options, or similar instruments.

CAPITAL RESOURCES

Company

Consolidated shareholders’ equity was $153 million at June 30, 2010, an increase of $5.9 million or 4.0% compared to December 31, 2009. Retained earnings increased $3.9 million in the first six months of 2010 and was driven by net income of $4.8 million partially offset by dividends on preferred stock, including accretion of discount, of $932 thousand. No dividends were declared on common stock in the first six months of 2010. Other comprehensive income increased $1.7 million driven by a net increase in the unrealized gain on available for sale investment securities.

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

At June 30, 2010 the Company’s tangible capital ratio was 7.13% compared to 6.56% at year-end 2009. The tangible capital ratio is defined as tangible equity as a percentage of tangible assets. This ratio excludes amounts related to goodwill and other intangible assets. Tangible common equity to tangible assets, which further excludes outstanding preferred stock, was 5.76% at June 30, 2010 compared to 5.25% at year-end 2009.

Consistent with the objective of operating a sound financial organization, the Company’s goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios as of June 30, 2010 and the regulatory minimums are as follows.

	Farmers Capital Bank Corporation	Regulatory Minimum
Tier 1 risk-based	14.76%	4.00%
Total risk-based	16.02	8.00
Leverage	8.82	4.00

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

The Company also agreed to reduce its common stock dividend in the fourth quarter of 2009 from $.25 per share down to $.10 per share and not make interest payments on the Company’s trust preferred securities or dividends on its common or preferred stock without prior approval from FRB St. Louis.  Representatives of the FRB St. Louis and KDFI have indicated that any such approval for the payment of dividends will be predicated on a demonstration of adequate, normalized earnings on the part of the Company’s subsidiaries sufficient to support quarterly payments on the Company’s trust preferred securities and quarterly dividends on the Company’s common and preferred stock.  While both regulatory agencies have granted approval of the Company’s request to make interest payments on its trust preferred securities and dividends on its preferred stock in the current quarter, the Company did not (based on the assessment by Company management of both the Company’s capital position and the earnings of its subsidiaries) seek regulatory approval for the payment of common stock dividends.  Moreover, the Company will not pay any such dividends on its common stock in any subsequent quarter until the regulator’s assessment of the earnings of the Company’s subsidiaries, and the Company’s assessment of its capital position, both yield the conclusion that the payment of a Company common stock dividend is warranted.

Additionally, under the Memorandum, the Company agreed to:

•
utilize its financial and managerial resources to assist its subsidiary banks in addressing weaknesses identified at their most recent examinations and achieving and maintaining compliance with any regulatory supervisory actions respecting the subsidiary banks;

•	not pay any new salaries, bonuses, management fees or make any other payments to insiders without prior approval of the FRB St. Louis and the KDFI;
•	not incur additional debt or purchase or redeem any stock without the prior written approval of the FRB St. Louis and the KDFI;
•
submit to the FRB St. Louis and the KDFI an acceptable plan detailing the source and timing of funds for meeting the Company’s debt service requirements and other parent company expenses for 2010 and 2011; and

•
within thirty days of the end of each calendar quarter submit to the FRB St. Louis and the KDFI parent company financial statements along with a status report on compliance with the provisions of the Memorandum.

Bank Subsidiaries

The Company’s subsidiary banks are subject to capital-based regulatory requirements which place banks in one of five categories based upon their capital levels and other supervisory criteria.  These five categories are: (1) well-capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized.  To be well-capitalized, a bank must have a Tier 1 leverage capital ratio (“Leverage Ratio”) of at least 5% and a total risk-based capital ratio (“Risk-Based Ratio”) of at least 10%.1  As of June 30, 2010, the Company’s four subsidiary banks had the following capital ratios for regulatory purposes:

	Tier 1 Leverage Capital Ratio	Total Risk-Based Capital Ratio

Farmers Bank	7.98%	15.78%
United Bank	8.06	14.12
First Citizens Bank	8.69	14.32
Citizens Northern	7.20	11.89

1	The Leverage Ratio is computed by dividing a bank’s Tier 1 Capital, as defined by regulation, by its total quarterly average assets.

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

Two of the Company’s subsidiary banks are required to maintain capital ratios at levels greater than those required to be considered well-capitalized under the prompt corrective action framework. The agencies that regulate the Company’s banks have determined, in the wake of examinations, that Farmers Bank and United Bank may require future capital infusions in order to satisfy higher regulatory capital ratios.

Farmers Bank.  Farmers Bank was the subject of a regularly scheduled examination by the KDFI which was conducted in mid-September 2009.  As a result of this examination, the KDFI and FRB St. Louis have entered into a Memorandum with Farmers Bank.  The Memorandum requires that Farmers Bank obtain written consent prior to declaring or paying the Parent Company a cash dividend and to achieve and maintain a Tier 1 Leverage Ratio of 8.0% by June 30, 2010.  The Parent Company injected from its reserves $11 million in capital into Farmers Bank subsequent to the Memorandum. Farmers Bank further agreed that if at the time of the proposed merger of Lawrenceburg Bank into Farmers Bank the combined bank had a Tier 1 Leverage Ratio of less than 8.0% and the Parent Company had obtained additional capital by that time, the Parent Company would inject additional capital to raise the Tier 1 Leverage Ratio to 8.0%. While the merger was effective May 8, 2010, the Parent Company had not raised additional capital and the Tier 1 Leverage Ratio for Farmers Bank was above the 7.75% amount required at that time, thus remaining in compliance without the need for an additional capital infusion.

At June 30, 2010, Farmers Bank had a Tier 1 Leverage Ratio of 7.98% and a Total Risk-Based Ratio of 15.78%. Subsequent to June 30, 2010, the Parent Company injected into Farmers Bank an additional $200 thousand in capital in order to raise its Tier 1 Leverage Ratio to 8.0%.

In addition to the above capital requirements and dividend restrictions, under the Memorandum Farmers Bank agreed to:
•
adopt, implement and adhere to a plan to reduce its risk position in each asset (loan) in excess of $750,000 which is delinquent or classified “Substandard” in its most recent examination, which plan must establish target dollar levels to which Farmers Bank will use best efforts to reduce delinquencies and classified assets at stated intervals and provide for monthly progress reports to the Farmers Bank board of directors;

•
not extend additional credit for any borrower already obligated to the Bank on any extension of credit that has either been (a) charged off (or classified “Loss” by regulators or in a subsequent review by the bank’s consultants or a regulatory body) as long as such credit remains uncollected, or (b) classified as “Substandard” or “Doubtful” and is uncollected, except in cases where the Farmers Bank board of directors approves such extension of credit as in the best interest of Farmers Bank;

•
submit to the FRB St. Louis and KDFI a written three-year strategic plan adopted by the Farmers Bank board of directors addressing mission statement, economic issues of the industries and markets served, strengths and weaknesses, strategies to improve earnings, staff training, financial goals, and identification of new lines of business and new types of lending;

•	address underwriting and credit administration concerns raised by regulators in their most recent examination;
•	address and monitor weaknesses regarding specific construction and development loans identified by regulators in their most recent examination;
•
formulate and implement a written profit plan consistent with Farmers Bank’s loan, investment and funds management policies and including realistic and comprehensive budgets and review processes, which profit plan is submitted to the FRB St. Louis and KDFI for review and comment; and

•
if at the end of any quarter Farmers Bank’s Tier 1 leverage ratio is less than 8.0%, within thirty days it must submit to the FRB St. Louis and KDFI a plan for implementation of the capital accounts of Farmers Bank or other measures to bring the ratio to the required 8.0% level.

Lawrenceburg Bank and Trust Company (“Lawrenceburg Bank”). As a result of an examination conducted in March 2009, on May 15, 2009, Lawrenceburg Bank entered into a Memorandum with the FRB St. Louis and the KDFI. This Memorandum terminated effective upon Lawrenceburg Bank’s merger into Farmers Bank on May 8, 2010.

United Bank.  As a result of an examination conducted in late July and early August of 2009, the FDIC proposed United Bank enter into a Cease and Desist Order (“Order”) primarily as a result of its level of non-performing assets.  The Order requires United Bank to achieve and maintain a Tier 1 Leverage Ratio of 8.0% by June 30, 2010 and a Total Risk-Based Ratio of 12% immediately.   Subsequent to the Order, the Parent Company injected $10.5 million from its reserves into United Bank. In April 2010, the Parent Company injected an additional $1.9 million of capital into United Bank to bring its Tier 1 Leverage Ratio up to the minimum 7.75% as of March 31, 2010 as required by the Order.  At June 30, 2010, United Bank had a Tier 1 Leverage Ratio of 8.06% and a Total Risk-Based Ratio of 14.12%.

Additionally, the Order requires United Bank to:

•
continue to retain qualified management, assessed on its ability to comply with the Order, operate United Bank in a safe and sound manner, comply with applicable laws, rules and regulations, and restore United Bank to a safe and sound condition;

•	not add directors or senior executive officers without prior approval of the FDIC and KDFI;
•
comply with certain disclosure guidelines in connection with selling any securities by United Bank to raise capital.  The Company and United Bank do not have current plans to sell securities of United Bank to raise capital;

•	charge off any asset (loan) which was classified as a “Loss” by the FDIC and KDFI in their most recent examination;
•
not extend additional credit for any borrower obligated on any extension of credit that has been charged off (or classified as a “Loss” in the most recent examination), so long as the credit remains uncollected;

•
not extend additional credit for any borrower whose loan or other credit has been classified “Substandard” or “Doubtful” (or is listed as “Special Mention” by regulators in the most recent exam), and is uncollected, unless United Bank’s board of directors makes special determinations that extending such credit is in United Bank’s best interest;

•
adopt, implement and adhere to a plan to reduce its risk position in each borrower relationship in excess of $1,000,000 which is more than thirty days delinquent or classified as “Substandard” or “Doubtful” by regulators in the most recent examination.  Such plan is required to be submitted to the FDIC and KDFI and include a prohibition on extending credit to pay interest absent specific board determinations that such is in United Bank’s best interest, establish target levels to which

United Bank shall reduce delinquencies and classified assets within given time permits and provide for monthly reporting to United Bank’s board of directors on progress of the plan;
•
continue its practice of maintaining a written contingency funding plan which must be submitted to the FDIC and KDFI and on each Friday United Bank must submit to the FDIC and KDFI a liquidity analysis report;

•	not declare or pay dividends to the parent company without the prior written consent of the FDIC and KDFI;
•	prior to submission of its quarterly call reports, have its board of directors review its allowance for loan and lease losses (“ALLL”), provide an adequate ALLL and accurately report the ALLL;
•
continue its practice of adopting, implementing and adhering to a written profit plan and comprehensive budget for 2009 and 2010 and each year the Order is in effect, which must be submitted to the FDIC and KDFI for review and comment and include realistic and comprehensive budgets and review processes by both management and United Bank’s board of directors;

•
formulate, adopt and implement a plan to manage concentrations of credit that were identified by regulators in their most recent examination, which must provide for procedures for measurement and monitoring of concentrations of credit and a limit on concentrations commensurate with United Bank’s capital position, safe and sound banking practices and overall risk profile;

•	eliminate and correct all violations of laws, rules and regulations identified by the regulators in their most recent examination;
•	continue its practice of having procedures for managing its sensitivity to interest rate risk, which must implement recommendations of the regulators and be submitted to the FDIC and KDFI; and
•
the board of directors maintain a program to provide for monitoring United Bank’s compliance with the Order and on a quarterly basis United Bank’s directors are required to sign a progress report to be furnished to the FDIC and KDFI detailing actions taken by United Bank to secure compliance with the Order.

The Company and its subsidiary banks have addressed each issue of the regulatory agreements to which they are subject as described above. After considering the July, 2010 $200 thousand capital injection by the Parent Company into Farmers Bank mentioned above, the Company and its subsidiary banks are in compliance with the stipulations identified in the regulatory agreements as of June 30, 2010. Regulators continue to monitor the Company’s progress and compliance with the agreements. Both Farmers Bank and United Bank will be subject to their annual examinations in the third quarter of 2010.

The Company may fund any additional external capital requirements of any of its banking subsidiaries from future public or private sales of securities at an appropriate time or from existing resources of the Company, although the Parent Company is currently under no directive by its regulators to raise any additional capital.

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

At June 30, 2010, the model indicated that if rates were to gradually increase by 150 basis points during the remainder of the calendar year, then net interest income and net income would increase .8% and 3.9%, respectively for the year ending December 31, 2010 when compared to the forecasted results for the most likely rate environment.  The model indicated that if rates were to gradually decrease by 150 basis points over the same period, then net interest income and net income would decrease .2% and 1.3%, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended June 30, 2010 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

As of June 30, 2010, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted.  Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material effect upon the consolidated financial statements of the Company.

Item 1A.  Risk Factors

A wide range of regulatory initiatives directed at the financial services industry have been proposed in recent months.  One of those initiatives, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), was signed into law by President Obama on July 21, 2010. The  Dodd-Frank  Act  represents  a comprehensive overhaul of the financial services  industry  within  the  United States, establishes the new federal Bureau  of Consumer Financial Protection (the “BCFP”), and will require the BCFP and other federal agencies to implement many new rules.  At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting   regulations will impact the Company’s business.   However, compliance  with  these  new laws and regulations will result in additional costs,  which  may  adversely  impact  the Company’s results of operations, financial  condition or liquidity, any of which may impact the market price of the Company’s common stock.

Other  than  the  additional  risk  factor  mentioned  above,  there are no material  changes  from  the  risk factors set forth under Part I, Item 1A “Risk  Factors”  in  our  Annual  Report  on  Form  10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

At various times, the Company’s Board of Directors has authorized the purchase of shares of the Company’s outstanding common stock. No stated expiration dates have been established under any of the previous authorizations. There were no Company shares purchased during the quarter ended June 30, 2010. There are 84,971 shares that may still be purchased under the various authorizations.

The Company’s participation in the U.S. Treasury’s Capital Purchase Program restricts its ability to repurchase its outstanding common stock.  Until January 9, 2012, the Company generally must have the Treasury’s approval before it may repurchase any of its shares of common stock, unless all of the Series A preferred stock has been redeemed by the Company or transferred by the Treasury. The Company must also be granted permission by the FRB St. Louis and KDFI before it can repurchase or redeem any of its outstanding common or preferred stock as a result of its 2009 Memorandum.

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

Date:	8/3/10	/s/ Lloyd C. Hillard, Jr.
Lloyd C. Hillard, Jr.
President and CEO
(Principal Executive Officer)

Date:	8-5-10	/s/ Doug Carpenter
C. Douglas Carpenter
Senior Vice President, Secretary, and CFO
(Principal Financial and Accounting Officer)