Form 10-Q
period 2010-09-30
FARMERS CAPITAL BANK CORP
filed 2010-11-03
CIK 713095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 OR 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

Farmers Capital Bank Corporation
(Exact name of registrant as specified in its charter)

Kentucky	0-14412	61-1017851
(State or other jurisdiction	(Commission	(IRS Employer
of incorporation)	File Number)	Identification No.)

P.O. Box 309 Frankfort, KY	40602
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code – (502) 227-1668

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
7,402,666 shares outstanding at November 3, 2010

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Unaudited Consolidated Balance Sheets
	September 30,	December 31,
(In thousands, except share data)	2010	2009
Assets
Cash and cash equivalents:
Cash and due from banks	$24,407	$35,841
Interest bearing deposits in other banks	143,153	175,926
Federal funds sold and securities purchased under agreements to resell	18,145	6,569
Total cash and cash equivalents	185,705	218,336
Investment securities:
Available for sale, amortized cost of $498,399 (2010) and $537,873 (2009)	506,023	547,873
Held to maturity, fair value of $984 (2010) and $922 (2009)	975	975
Total investment securities	506,998	548,848
Loans, net of unearned income	1,215,236	1,271,942
Allowance for loan losses	(27,794)	(23,364)
Loans, net	1,187,442	1,248,578
Premises and equipment, net	40,291	39,121
Company-owned life insurance	28,851	36,626
Other intangibles, net	3,911	4,989
Other real estate owned	29,022	31,232
Other assets	41,657	43,832
Total assets	$2,023,877	$2,171,562
Liabilities
Deposits:
Noninterest bearing	$204,136	$214,518
Interest bearing	1,259,116	1,418,915
Total deposits	1,463,252	1,633,433
Federal funds purchased and other short-term borrowings	76,848	47,215
Securities sold under agreements to repurchase and other long-term borrowings	258,406	267,962
Subordinated notes payable to unconsolidated trusts	48,970	48,970
Dividends payable	188	925
Other liabilities	25,273	25,830
Total liabilities	1,872,937	2,024,335
Shareholders’ Equity
Preferred stock, no par value 1,000,000 shares authorized; 30,000 Series A shares issued and outstanding at September 30, 2010 and December 31, 2009; Liquidation preference of $30,000	28,624	28,348
Common stock, par value $.125 per share 14,608,000 shares authorized; 7,402,666 and 7,378,605 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	925	922
Capital surplus	50,638	50,476
Retained earnings	68,257	63,617
Accumulated other comprehensive income	2,496	3,864
Total shareholders’ equity	150,940	147,227
Total liabilities and shareholders’ equity	$2,023,877	$2,171,562
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Operations
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2010	2009	2010	2009
Interest Income
Interest and fees on loans	$17,429	$19,381	$53,148	$58,717
Interest on investment securities:
Taxable	3,950	5,019	13,332	15,559
Nontaxable	680	916	2,287	2,684
Interest on deposits in other banks	44	60	189	207
Interest of federal funds sold and securities purchased under agreements to resell	2	5	6	22
Total interest income	22,105	25,381	68,962	77,189
Interest Expense
Interest on deposits	5,265	8,412	17,962	25,567
Interest on federal funds purchased and other short-term borrowings	75	111	248	348
Interest on securities sold under agreements to repurchase and other long-term borrowings	2,616	2,829	7,869	8,457
Interest on subordinated notes payable to unconsolidated trusts	522	527	1,529	1,673
Total interest expense	8,478	11,879	27,608	36,045
Net interest income	13,627	13,502	41,354	41,144
Provision for loan losses	6,244	6,653	13,660	14,269
Net interest income after provision for loan losses	7,383	6,849	27,694	26,875
Noninterest Income
Service charges and fees on deposits	2,378	2,424	6,914	6,946
Allotment processing fees	1,386	1,355	4,175	4,002
Other service charges, commissions, and fees	1,147	1,183	3,487	3,340
Data processing income	319	338	1,046	999
Trust income	421	394	1,250	1,431
Investment securities gains, net	3,908	18	8,887	2,076
Gains on sale of mortgage loans, net	439	228	782	919
Income from company-owned life insurance	253	313	806	971
Other	73	275	336	394
Total noninterest income	10,324	6,528	27,683	21,078
Noninterest Expense
Salaries and employee benefits	6,643	7,409	20,501	22,285
Occupancy expenses, net	1,158	1,208	3,625	3,925
Equipment expenses	659	794	1,971	2,319
Data processing and communication expenses	1,329	1,352	4,197	4,188
Bank franchise tax	621	578	1,865	1,700
Deposit insurance expense	1,099	726	3,300	2,887
Correspondent bank fees	118	203	530	804
Amortization of intangibles	359	488	1,078	1,464
Other real estate expenses, net	2,141	516	4,805	937
Other	1,800	2,025	5,757	6,065
Total noninterest expense	15,927	15,299	47,629	46,574
Income (loss) before income taxes	1,780	(1,922)	7,748	1,379
Income tax expense (benefit)	525	(1,748)	1,707	(951)
Net income (loss)	1,255	(174)	6,041	2,330
Dividends and accretion on preferred shares	(469)	(462)	(1,401)	(1,338)
Net income (loss) available to common shareholders	$786	$(636)	$4,640	$992
Per Common Share
Net income (loss), basic and diluted	$.11	$(.09)	$.63	$.13
Cash dividends declared	N/A	.25	N/A	.75
Weighted Average Common Shares Outstanding
Basic and diluted	7,393	7,367	7,385	7,363
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Comprehensive (Loss) Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009
Net Income (Loss)	$1,255	$(174)	$6,041	$2,330
Other comprehensive (loss) income:
Net unrealized holding gain (loss) on available for sale securities arising during the period, net of tax of $344, $3,404, $1,028, and $3,293, respectively	(639)	6,322	1,910	6,116

Reclassification adjustment for prior period unrealized gain recognized during current period, net of tax of $1,352, $9, $1,860, and $965, respectively	(2,510)	(16)	(3,455)	(1,793)

Change in unfunded portion of postretirement benefit obligation, net of tax of $32, $39, $95, and $117, respectively	59	73	177	217
Other comprehensive (loss) income	(3,090)	6,379	(1,368)	4,540
Comprehensive (Loss) Income	$(1,835)	$6,205	$4,673	$6,870
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Cash Flows
Nine months ended September 30, (In thousands)	2010	2009
Cash Flows from Operating Activities
Net income	$6,041	$2,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,980	4,738
Net amortization of investment security premiums and (discounts):
Available for sale	1,319	510
Held to maturity		(1)
Provision for loan losses	13,660	14,269
Noncash compensation expense	42	39
Mortgage loans originated for sale	(32,752)	(37,713)
Proceeds from sale of mortgage loans	32,430	39,660
Deferred income tax expense	1,879	1,639
Gain on sale of mortgage loans, net	(782)	(919)
(Gain) loss on disposal of premises and equipment, net	(41)	59
Loss on sale and write downs of other real estate	3,902	432
Gain on sale of available for sale investment securities, net	(8,887)	(2,076)
Decrease in accrued interest receivable	1,376	1,603
Income from company-owned life insurance	(792)	(918)
Decrease in other assets	200	3,400
Decrease in accrued interest payable	(1,165)	(37)
Increase in other liabilities	879	1,550
Net cash provided by operating activities	21,289	28,565
Cash Flows from Investing Activities
Proceeds from maturities and calls of investment securities:
Available for sale	221,177	170,293
Held to maturity		620
Proceeds from sale of available for sale investment securities	311,063	109,202
Purchase of available for sale investment securities	(485,199)	(325,733)
Purchase of restricted stock investments	(331)	(176)
Net loan principal amounts collected in excess of loan originations	33,790	1,083
Proceeds from liquidation of company-owned life insurance	8,567
Purchase of premises and equipment	(3,974)	(1,587)
Proceeds from sale of other real estate	12,774	2,775
Proceeds from sale of equipment	56	32
Net cash provided by (used in) investing activities	97,923	(43,491)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	(170,181)	71,292
Net increase (decrease) in federal funds purchased and other short-term borrowings	29,633	(27,974)
Repayments of securities sold under agreements to repurchase and other long-term debt	(9,556)	(6,065)
Proceeds from issuance of preferred stock, net of issue costs		29,961
Dividends paid, common and preferred	(1,862)	(7,006)
Shares issued under Employee Stock Purchase Plan	123	184
Net cash (used in) provided by financing activities	(151,843)	60,392
Net (decrease) increase in cash and cash equivalents	(32,631)	45,466
Cash and cash equivalents at beginning of year	218,336	190,775
Cash and cash equivalents at end of period	$185,705	$236,241
Supplemental Disclosures
Cash paid during the period for:
Interest	$28,773	$36,082
Income taxes	1,889	2,450
Transfers from loans to other real estate	14,790	7,000
Transfers from premises to repossessed assets		1,506
Cash dividends payable, common and preferred	188	2,029
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Changes in Shareholders’ Equity
(In thousands, except per share data)						Accumulated
						Other	Total
Nine months ended	Preferred	Common Stock		Capital	Retained	Comprehensive	Shareholders’
September 30, 2010 and 2009	Stock	Shares	Amount	Surplus	Earnings	Income	Equity
Balance at January 1, 2010	$28,348	7,379	$922	$50,476	$63,617	$3,864	$147,227
Net income					6,041		6,041
Other comprehensive loss						(1,368)	(1,368)
Preferred stock dividends					(1,125)		(1,125)
Preferred stock discount accretion	276				(276)
Shares issued pursuant to Employee Stock Purchase Plan		24	3	120			123
Noncash compensation expense attributed to Employee Stock Purchase Plan				42			42
Balance at September 30, 2010	$28,624	7,403	$925	$50,638	$68,257	$2,496	$150,940

Balance at January 1, 2009		7,357	$920	$48,222	$116,419	$2,735	$168,296
Issuance of 30,000 shares of Series A preferred stock	$28,009						28,009
Issuance of common stock warrant				1,952			1,952
Net income					2,330		2,330
Other comprehensive income						4,540	4,540
Cash dividends declared-common, $.75 per share					(5,521)		(5,521)
Preferred stock dividends					(1,088)		(1,088)
Preferred stock discount accretion	250				(250)
Shares issued pursuant to Employee Stock Purchase Plan		14	1	183			184
Noncash compensation expense attributed to Employee Stock Purchase Plan				39			39
Balance at September 30, 2009	$28,259	7,371	$921	$50,396	$111,890	$7,275	$198,741
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

The Company has three active nonbank subsidiaries, FCB Services, Inc. (“FCB Services”), FFKT Insurance Services, Inc. (“FFKT Insurance”), and EKT Properties, Inc. (“EKT”). FCB Services is a data processing subsidiary located in Frankfort, KY that provides services to the Company’s banks as well as unaffiliated entities. FFKT Insurance is a captive property and casualty insurance company insuring primarily deductible exposures and uncovered liability related to properties of the Company. EKT is involved in real estate management and liquidation for certain properties repossessed by the Company. Kentucky General Holdings, LLC (“Kentucky General”) was a nonbank subsidiary of the Company until it was dissolved during the third quarter 2010. During 2009 Kentucky General sold its entire 50% interest in KHL Holdings, the parent company of Kentucky Home Life Insurance Company.

The Company has three subsidiaries organized as Delaware statutory trusts that are not consolidated into its financial statements. These trusts were formed for the purpose of issuing trust preferred securities.

The Company provides financial services at its 36 locations in 23 communities throughout Central and Northern Kentucky to individual, business, agriculture, government, and educational customers. Its primary deposit products are checking, savings, and term certificate accounts.  Its primary lending products are residential mortgage, commercial lending, and installment loans. Substantially all loans and leases are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans and leases are expected to be repaid from cash flow from operations of businesses. Farmers Bank has served as the general depository for the Commonwealth of Kentucky for over 70 years and also provides investment and other services to the Commonwealth. Other services provided by the Company include, but are not limited to, cash management services, issuing letters of credit, safe deposit box rental, and providing funds transfer services.  Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions and federal funds sold.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates used in the preparation of the financial statements are based on various factors including the current interest rate environment and the general strength of the local economy.  Changes in the overall interest rate environment can significantly affect the Company’s net interest income and the value of its recorded assets and liabilities.  Actual results could differ from those estimates used in the preparation of the financial statements. The allowance for loan losses, carrying value of real estate, actuarial assumptions used to calculate postretirement benefits, and the fair values of financial instruments are estimates that are particularly subject to change and could do so by significant amounts between reporting periods.

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included.  All significant intercompany transactions and balances are eliminated in consolidation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The December 31, 2009 financial information was derived from the Company’s December 31, 2009 audited financial statements included in the Annual Report on Form 10-K.

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

3.	Recently Issued But Not Yet Effective Accounting Standards

Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures”. The Financial Accounting Standards Board (“FASB”) issued new accounting guidance under Accounting Standards Update (ASU) No. 2010-06 that requires new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in ASC Subtopic 820-10. The objective of the new guidance is to improve these disclosures and increase transparency in financial reporting. Specifically, the new guidance requires:

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

ASC Topic 310, “Receivables: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. The FASB issued accounting guidance under ASU No. 2010-20 that requires an entity to provide disclosures that facilitate financial statement users’ evaluation of the following:

•	The nature of credit risk inherent in the entity’s portfolio of financing receivables;

•	How that risk is analyzed and assessed in arriving at the allowance for credit losses; and

•	The changes and reasons for those changes in the allowance for credit losses.

To achieve these objectives, an entity should provide disclosures on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financing receivable. The ASU makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including:

•	Credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables;

•	The aging of past due financing receivables at the end of the reporting period by class of financing receivables; and

•	The nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses.

The new disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company does not expect the accounting guidance in this Topic to have a material impact on its consolidated financial position or results of operations upon adoption.

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

5.           Net Income (Loss) Per Common Share

Basic net income (loss) per common share is determined by dividing net income (loss) available to common shareholders by the weighted average total number of common shares issued and outstanding.  Net income (loss) available to common shareholders represents net income (loss) adjusted for preferred stock dividends - including dividends declared, accretion of discounts on preferred stock issuances, and cumulative dividends related to the current dividend period that have not been declared as of the end of the period. Diluted net income (loss) per common share is determined by dividing net income (loss) available to common shareholders by the total weighted average number of common shares issued and outstanding plus amounts representing the dilutive effect of stock options outstanding and outstanding warrants. The effects of stock options and outstanding warrants are excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive. Dilutive potential common shares are calculated using the treasury stock method.

Net income (loss) per common share computations were as follows for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2010	2009	2010	2009

Net income (loss), basic and diluted	$1,255	$(174)	$6,041	$2,330
Preferred stock dividends and discount accretion	(469)	(462)	(1,401)	(1,338)
Net income (loss) available to common shareholders, basic and diluted	$786	$(636)	$4,640	$992

Average common shares outstanding, basic and diluted	7,393	7,367	7,385	7,363

Net income (loss) per common share, basic and diluted	$.11	$(.09)	$.63	$.13

For the three and nine months ended September 30, 2010, options to purchase 28,049 common shares were excluded from the computation of net income (loss) per common share and options to purchase 57,621 common shares were excluded for the three and nine months ended September 30, 2009 because they were antidilutive. There were 223,992 potential common shares associated with a warrant issued to the U.S. Treasury that were excluded from the computation of net income (loss) per common share for each of the periods presented because they were antidilutive.

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

Available for sale investment securities are the Company’s only balance sheet item that meets the disclosure requirements for instruments measured at fair value on a recurring basis. Disclosures as of September 30, 2010 and December 31, 2009 are as follows.

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2010
U.S. Treasury securities	$1,062	$1,062
Obligations of U.S. government-sponsored entities	89,107		$89,107
Obligations of states and political subdivisions	71,408		71,408
Mortgage-backed securities – residential	337,937		337,937
Money market mutual funds	161	161
Corporate debt securities	6,348		6,348
Total	$506,023	$1,223	$504,800	$0

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2009
U.S. Treasury securities	$3,002	$3,002
Obligations of U.S. government-sponsored entities	90,752		$90,752
Obligations of states and political subdivisions	108,958		108,958
Mortgage-backed securities – residential	325,519		325,519
Money market mutual funds	910	910
Corporate debt securities	18,732		18,732
Total	$547,873	$3,912	$543,961	$0

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

Impaired loans were $133 million and $108 million at September 30, 2010 and year-end 2009, respectively. Impaired loans at September 30, 2010 include $16.2 million that were written down to their estimated fair value of $15.3 million for the nine months ended September 30, 2010. At September 30, 2009, impaired loans included $64.0 million that were written down to their estimated fair value of $57.6 million during the first nine months of 2009. The provision for loan losses in the three and nine months ended September 30, 2010 includes $370 thousand and $2.1 million, respectively, related to impaired loans. For the three and nine months ended September 30, 2009, the provision for loan losses included $2.6 million and $6.4 million, respectively, related to impaired loans. The fair value of impaired loans with specific allocations of the allowance for loan losses is measured at fair value based on recent appraisals of the underlying collateral. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraisers take absorption rates into consideration and adjustments are routinely made in the appraisal process to identify differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

OREO includes properties acquired by the Company through actual loan foreclosures and is carried at the lower of cost or fair value less estimated costs to sell. Fair value of OREO is generally based on third party appraisals of the property that includes comparable sales data and is considered as Level 3 inputs. If the carrying amount of the OREO exceeds fair value less estimated costs to sell, an impairment loss is recorded through expense. At September 30, 2010 and December 31, 2009 OREO was $29.0 million and $31.2 million, respectively. OREO includes $21.8 million that was written down to its estimated fair value of $18.6 million for the nine months ended September 30, 2010. For the first nine months of 2009, OREO included $1.2 million that was written down to its estimated fair value of $1.0 million. Impairment charges on OREO included in earnings for the three and nine months ended September 30, 2010 was $1.6 million and $3.1 million, respectively. For the three and nine months ended September 30, 2009, impairment charges included in earnings was $92 thousand and $183 thousand, respectively. In addition to the impairment charges, net losses included in earnings from the sale of OREO were $188 thousand and $746 thousand for the three and nine months ended September 30, 2010. The Company recorded a net loss on the sale of OREO of $213 thousand and $249 thousand for the three and nine months ended September 30, 2009.

The following table represents assets measured at fair value on a nonrecurring basis that are still held as of September 30, 2010 and December 31, 2009.

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2010
Impaired Loans
Commercial, financial, and agriculture	$190			$190
Real estate-construction	13,041			13,041
Real estate mortgage-residential	10,529			10,529
Real estate mortgage-farmland and other commercial enterprises	9,723			9,723
Other	6			6
Total Impaired Loans	$33,489			$33,489

OREO
Real estate-construction	$13,692			$13,692
Real estate mortgage-residential	1,036			1,036
Real estate mortgage-farmland and other commercial enterprises	3,899			3,899
Total OREO	$18,627			$18,627

December 31, 2009
Impaired Loans	$54,961			$54,961
OREO	11,140			11,140
Total	$66,101			$66,101

The following table represents impairment charges recorded in earnings for the periods indicated on assets measured at fair value on a nonrecurring basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2009
Impairment charges:
Impaired Loans	$370	$2,638	$2,063	$6,388
OREO	1,648	92	3,149	183
Total	$2,018	$2,730	$5,212	$6,571

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows for the periods indicated.

	September 30, 2010		December 31, 2009
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$185,705	$185,705	$218,336	$218,336
Investment securities:
Available for sale	506,023	506,023	547,873	547,873
Held to maturity	975	984	975	922
FHLB and similar stock	9,479	N/A	9,148	N/A
Loans, net	1,187,442	1,184,906	1,248,578	1,246,151
Accrued interest receivable	8,005	8,005	9,381	9,381

Liabilities
Deposits	1,463,252	1,470,633	1,633,433	1,640,933
Federal funds purchased and other short-term borrowings	76,848	76,848	47,215	47,215
Securities sold under agreements to repurchase and other long-term borrowings	258,406	280,953	267,962	285,093
Subordinated notes payable to unconsolidated trusts	48,970	24,379	48,970	28,528
Accrued interest payable	3,520	3,520	4,685	4,685

7.           Investment Securities

The following table summarizes the amortized costs and estimated fair value of the securities portfolio at September 30, 2010 and December 31, 2009. The summary is divided into available for sale and held to maturity investment securities.

September 30, 2010 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$88,898	$224	$15	$89,107
Obligations of states and political subdivisions	69,410	2,197	199	71,408
Mortgage-backed securities – residential	331,484	7,416	963	337,937
U.S. Treasury securities	1,060	2		1,062
Money market mutual funds	161			161
Corporate debt securities	7,386		1,038	6,348
Total securities – available for sale	$498,399	$9,839	$2,215	$506,023
Held To Maturity
Obligations of states and political subdivisions	$975	$9	$0	$984

December 31, 2009 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$90,889	$162	$299	$90,752
Obligations of states and political subdivisions	107,190	2,423	655	108,958
Mortgage-backed securities – residential	315,546	10,446	473	325,519
U.S. Treasury securities	2,997	5		3,002
Money market mutual funds	910			910
Corporate debt securities	20,341	195	1,804	18,732
Total securities – available for sale	$537,873	$13,231	$3,231	$547,873
Held To Maturity
Obligations of states and political subdivisions	$975	$0	$53	$922

The amortized cost and estimated fair value of the securities portfolio at September 30, 2010, by contractual maturity, are detailed below. The summary is divided into available for sale and held to maturity securities. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are stated separately due to the nature of payment and prepayment characteristics of these securities, as principal is not due at a single date.

	Available For Sale		Held To Maturity
September 30, 2010 (In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$6,709	$6,759
Due after one year through five years	96,770	97,346
Due after five years through ten years	40,484	41,538
Due after ten years	22,952	22,443	$975	$984
Mortgage-backed securities-residential	331,484	337,937
Total	$498,399	$506,023	$975	$984

Gross realized gains and losses on the sale of available for sale investment securities were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009

Gross realized gains	$3,910	$18	$9,163	$2,119
Gross realized losses	2		276	43
Net realized gains	$3,908	$18	$8,887	$2,076

Proceeds from sales and calls of available for sale investment securities	$224,073	$36,288	$465,798	$207,265

Investment securities with unrealized losses at September 30, 2010 and December 31, 2009 not recognized in income are presented in the tables below. The tables segregate investment securities that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or more. The tables also include the fair value of the related securities.

	Less than 12 Months		12 Months or More		Total
September 30, 2010 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$5,018	$15			$5,018	$15
Obligations of states and political subdivisions	6,773	28	$5,748	$171	12,521	199
Mortgage-backed securities – residential	153,240	963			153,240	963
Corporate debt securities			4,782	1,038	4,782	1,038
Total	$165,031	$1,006	$10,530	$1,209	$175,561	$2,215

	Less than 12 Months		12 Months or More		Total
December 31, 2009 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$39,445	$299			$39,445	$299
Obligations of states and political subdivisions	22,795	552	$3,605	$156	26,400	708
Mortgage-backed securities – residential	41,120	473			41,120	473
Corporate debt securities			11,710	1,804	11,710	1,804
Total	$103,360	$1,324	$15,315	$1,960	$118,675	$3,284

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

At September 30, 2010, the Company’s investment securities portfolio had gross unrealized losses of $2.2 million. Of the total gross unrealized losses, $1.2 million is related to investments that have been in a continuous loss position for 12 months or more. Unrealized losses on corporate debt securities, all of which have been in a continuous loss position for 12 months or more, comprised $1.0 million of the total gross unrealized loss at September 30, 2010, an improvement of $766 thousand or 42.5% from December 31, 2009. During the second quarter of 2010, the Company sold $12.1 million amortized cost amount of its corporate debt securities for a net loss of $168 thousand and another $1.0 million matured. These debt securities, although still rated as investment grade, were downgraded during 2009 and sold during the second quarter 2010 after a careful analysis of their short and long-term prospects no longer suited the Company’s investment preferences.

Corporate debt securities remaining in the Company’s investment securities portfolio at September 30, 2010 consist primarily of single-issuer trust preferred capital securities issued by a national and global financial services firm. Each of these securities is currently performing and the issuer of these securities is rated as investment grade by major rating agencies, although downgrades occurred within this group of holdings during 2009. The unrealized loss on corporate debt securities is primarily attributed to the general decline in financial markets and temporary illiquidity that began in 2008 and is not due to adverse changes in the expected cash flows of the individual securities. Overall market declines, particularly of banking and financial institutions, are a result of significant stress throughout the regional and national economy that began during 2008 and has not fully stabilized.

The Company attributes the unrealized losses in other sectors of its securities portfolio to changes in market interest rates. In general, market rates for these securities exceed the yield available at the time many of the securities in the portfolio were purchased. The Company does not expect to incur a loss on these securities unless they are sold prior to maturity. The Company’s current intent is to hold these securities until recovery.

Corporate debt securities and other securities with unrealized losses held in the Company’s portfolio at September 30, 2010 are performing according to their contractual terms. The Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery. The Company does not consider any of the securities to be impaired due to reasons of credit quality or other factors.

8.	Loans

Major classifications of loans outstanding, net of unearned income, are summarized as follows.

	September 30, 2010	December 31, 2009
(Dollars in thousands)	Amount	Amount

Commercial, financial, and agriculture	$108,466	$114,687
Real estate – construction	163,576	211,725
Real estate mortgage – residential	474,149	473,644
Real estate mortgage - farmland and other commercial enterprises	421,484	411,309
Installment	30,350	36,280
Lease financing	17,211	24,297
Total	$1,215,236	$1,271,942

Changes in the allowance for loan losses were as follows.

(Dollars in thousands)	September 30, 2010	September 30, 2009

Balance, beginning of year	$23,364	$16,828
Provision for loan losses	13,660	14,269
Recoveries	453	389
Loans charged off	(9,683)	(9,464)
Balance, end of period	$27,794	$22,022

Impaired and nonperforming loans are summarized as follows. A loan is impaired when full payment under the contractual terms is not expected. Impaired loans are not necessarily classified as nonaccrual and the Company may continue to accrue interest on impaired loans based on the characteristics of the impaired loans.

(Dollars in thousands)	September 30, 2010	December 31, 2009

Impaired loans with no allocated allowance for loan losses	$60,917	$47,746
Impaired loans with allocated allowance for loan losses	72,139	60,723
Total impaired loans	$133,056	$108,469

Allowance for loan losses related to impaired loans	$6,135	$7,374
Average impaired loans	123,175	70,845

Nonaccrual loans	$53,866	$56,630
Restructured loans	37,395	17,911
Loans past due 90 days or more and still accruing	472	1,807
Total nonperforming loans	$91,733	$76,348

The Company has allocated $3.7 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2010.  The Company has commitments to lend additional amounts totaling up to $47 thousand to customers with outstanding loans that are classified as troubled debt restructurings.

9.           Regulatory Matters

The Company and its subsidiary banks are subject to various regulatory capital requirements administered by  federal and state banking agencies. Failure to meet minimum capital requirements will result in certain mandatory and possibly additional discretionary actions by regulators that could have a direct material effect on the Company’s financial statements and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, each of the Company’s banks must meet specific capital guidelines that involve quantitative measures of the banks’ assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and its subsidiary banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

The regulatory capital ratios of the consolidated Company and its subsidiary banks are summarized in the table below for the dates indicated. The ratios for Farmers Bank as of December 31, 2009 have been revised to reflect its merger with Lawrenceburg Bank that closed during the second quarter of 2010.

	September 30, 2010			December 31, 2009
	Tier 1 Risk-based Capital1	Total Risk-based Capital1	Tier 1 Leverage2	Tier 1 Risk-based Capital	Total Risk-based Capital	Tier 1 Leverage
Consolidated	15.36%	16.62%	9.31%	13.95%	15.20%	8.15%
Farmers Bank	15.26	16.53	8.40	13.22	14.48	7.05
United Bank	13.25	14.52	8.31	12.49	13.75	7.35
First Citizens Bank	12.60	13.34	8.31	12.02	12.76	7.96
Citizens Northern	11.17	12.43	7.82	9.70	10.95	6.23

1Tier 1 Risk-based and Total Risk-based Capital ratios are computed by dividing a bank’s Tier 1 or Total Capital, as defined by regulation, by a risk-weighted sum of the bank’s assets, with the risk weighting determined by general standards established by regulation. The safest assets (e.g., government obligations) are assigned a weighting of 0% with riskier assets receiving higher ratings (e.g., ordinary commercial loans are assigned a weighting of 100%).

2Tier 1 Leverage ratio is computed by dividing a bank’s Tier 1 Capital, as defined by regulation, by its total quarterly average assets.

Parent Company

In the summer of 2009 the Federal Reserve Bank of St. Louis (“FRB St. Louis”) conducted an examination of the parent Company.  Primarily due to the regulatory actions and capital requirements at certain of the Company’s subsidiary banks (as discussed below), the FRB St. Louis and Kentucky Department of Financial Institutions (“KDFI”) proposed the Company enter into a Memorandum of Understanding (“Memorandum”).  The Company’s board approved entry into the Memorandum at a regular board meeting during the fourth quarter of 2009.  Pursuant to the Memorandum, the Company agreed that it would develop an acceptable capital plan to ensure that the consolidated organization remains well-capitalized and each of its subsidiary banks meet the capital requirements imposed by their regulator as described below.

The Company also agreed to reduce its common stock dividend in the fourth quarter of 2009 from $.25 per share down to $.10 per share and not make interest payments on the Company’s trust preferred securities or dividends on its common or preferred stock without prior approval from FRB St. Louis.  Representatives of the FRB St. Louis and KDFI have indicated that any such approval for the payment of dividends will be predicated on a demonstration of adequate, normalized earnings on the part of the Company’s subsidiaries sufficient to support quarterly payments on the Company’s trust preferred securities and quarterly dividends on the Company’s common and preferred stock.  While both regulatory agencies have granted approval of all subsequent quarterly Company requests to make interest payments on its trust preferred securities and dividends on its preferred stock, the Company has not (based on the assessment by Company management of both the Company’s capital position and the earnings of its subsidiaries) sought regulatory approval for the payment of common stock dividends since the fourth quarter of 2009.  Moreover, the Company will not pay any such dividends on its common stock in any subsequent quarter until the regulator’s assessment of the earnings of the Company’s subsidiaries, and the

Company’s assessment of its capital position, both yield the conclusion that the payment of a Company common stock dividend is warranted.

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

Subsidiary Banks

Three of the Company’s subsidiary banks, due to recent regulatory exams, are required to maintain capital ratios in excess of the well-capitalized level under the prompt corrective action framework. The capital levels required for these three banks and other requirements related to the applicable regulatory exam are discussed below.

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

At June 30, 2010, Farmers Bank had a Tier 1 Leverage ratio of 7.98% and a Total Risk-based Capital ratio of 15.78%. Subsequent to June 30, 2010, the Parent Company injected into Farmers Bank an additional $200 thousand in capital in order to raise its Tier 1 Leverage ratio to 8.0% to comply with the Memorandum. At September 30, 2010 Farmers Bank had a Tier 1 Leverage ratio of 8.40% and a Total Risk-based Capital ratio of 16.53%.

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

Following is a summary of the level of substandard loans that meet the reporting requirements included in the Memorandum.

Substandard Loans
(Dollars in thousands)		Activity Since Exam Date
As of Exam Date		Increases		Decreases			September 30, 2010
Number of Credits	Balance	Additional Credit/New Classifications	Number of Credits	Principal Payments	Charge Off’s	Transfers1	Balance	Number of Credits

20	$35,103	$24,478	13	$5,813	$3,483	$6,340	$43,945	30

1Represents repossession activity to other real estate owned.

At September 30, 2010 Farmers Bank had 30 credit relationships with an aggregate outstanding balance of $43.9 million that meet the risk reduction criteria established in the Memorandum. Farmers Bank’s targeted outstanding balance of assets meeting the risk reduction criteria established in response to the Memorandum was $37.8 million for September 30, 2010. The outstanding balance at September 30, 2010 is in excess of the target amount due mainly to newly classified credits. Local economic factors have negatively impacted housing markets which have contributed to the increase in nonperforming loans and assets.

The merger of Lawrenceburg Bank into Farmers Bank during the second quarter of 2010 also contributed to the increase in classified balances by $10.2 million. Included in this total are five credit relationships totaling $5.8 million that were classified substandard from the loan portfolio of Lawrenceburg Bank. In addition, there was $4.4 million in outstanding balances at Lawrenceburg Bank representing six credit relationships that also existed at Farmers Bank prior to the merger whereby the loans were participated between the two banks.

Lawrenceburg Bank. As a result of an examination conducted in March 2009, on May 15, 2009, Lawrenceburg Bank entered into a Memorandum with the FRB St. Louis and the KDFI. This Memorandum terminated effective upon Lawrenceburg Bank’s merger into Farmers Bank on May 8, 2010.

United Bank.  As a result of an examination conducted in late July and early August of 2009, the Federal Deposit Insurance Corporation (“FDIC”) proposed United Bank enter into a Cease and Desist Order (“Order”) primarily as a result of its level of non-performing assets.  The Order requires United Bank to achieve and maintain a Tier 1 Leverage ratio of 8.0% by June 30, 2010 and a Total Risk-based Capital ratio of 12% immediately.   Subsequent to the Order, the Parent Company injected $10.5 million from its reserves into United Bank. In April 2010, the Parent Company injected an additional $1.9 million of capital into United Bank to bring its Tier 1 Leverage ratio up to the minimum 7.75% as of March 31, 2010 as required by the Order.  At June 30, 2010, United Bank had a Tier 1 Leverage ratio of 8.06% and a Total Risk-based Capital ratio of 14.12%. At September 30, 2010, United Bank had a Tier 1 Leverage ratio of 8.31% and a Total Risk-based Capital ratio of 14.52%.

Additionally, the Order requires United Bank to:

•
continue to retain qualified management, assessed on its ability to comply with the Order, operate United Bank in a safe and sound manner, comply with applicable laws, rules and regulations, and restore United Bank to a safe and sound condition;

•	not add directors or senior executive officers without prior approval of the FDIC and KDFI;
•
comply with certain disclosure guidelines in connection with selling any securities by United Bank to raise capital.  The Company and United Bank do not currently have plans to sell securities of United Bank to raise capital;

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

Following is a summary of the level of substandard loans that meet the reporting requirements included in the Order.

Substandard Loans
(Dollars in thousands)		Activity Since Exam Date
As of Exam Date		Increases		Decreases			September 30, 2010
Number of Credits	Balance	Additional Credit/New Classifications	Number of Credits	Principal Payments	Charge Off’s	Transfers1	Balance	Number of Credits

15	$42,870	$49,481	18	$12,178	$6,330	$12,887	$60,956	29

1Represents repossession activity to other real estate owned.

At September 30, 2010 United Bank had 29 credit relationships with an aggregate outstanding balance of $61.0 million that meet the risk reduction criteria established in the Order. The amount outstanding at September 30, 2010 is below the target level established in the Order.

Citizens Northern.  Citizens Northern was the subject of a regularly scheduled examination by the KDFI which was completed in late May 2010.  As a result of this examination, the KDFI and the FDIC on September 8, 2010 entered into a Memorandum with Citizens Northern.  The Memorandum requires that Citizens Northern obtain written consent prior to declaring or paying a dividend and to increase Tier 1 Leverage ratio to equal or exceed 7.5% prior to September 30, 2010 and to achieve and maintain Tier 1 Leverage ratio to equal or exceed 8.0% prior to December 31, 2010.  At September 30, 2010, Citizens Northern had a Tier 1 Leverage ratio of 7.82% and a Total Risk-based Capital ratio of 12.43%.

In addition to the above capital requirements and dividend restrictions, under the Memorandum Citizens Northern agreed to:

•
present to the FDIC and KDFI a plan for the augmentation of the capital accounts of the bank or other measures to bring the Tier 1 Leverage ratio to 8.0% if such ratio is less than 8.0% of the bank’s total assets as of March 31, June 30, September 30, or December 31 while the Memorandum is in effect;

•
formulate, adopt, and submit for review and comment a written plan of action to lessen its risk position in each asset classified  “Substandard” and “Doubtful” by regulators in the most recent examination, and which aggregated a relationship of $250,000 or more.  Such plan shall include

a) dollar levels to which it will strive to reduce each relationship within 6 and 12 months from the effective date of the Memorandum
b) provisions for the submission of monthly written progress reports to its board of directors for review and notation in the board of directors’ minutes;
•
not extend or renew any additional or existing credit to, or for the benefit of, any borrower who is already obligated in any manner to Citizens Northern on any extension of credit (including any portion thereof) that

a) has been charged off or classified as a “Loss” in the most recent examination or in any subsequent review by its consultants or by a regulatory body, so long as such credit remains uncollected
▪
b) has been classified “Substandard” or “Doubtful” in the most recent examination, on the bank’s internal watch list, or in any subsequent review by its consultants, and is uncollected, unless its board of directors or loan committee has adopted, prior to such extension of credit, a detailed written statement giving the reasons why such extension of credit is in the best interest of the bank. A copy of the statement, including a thorough financial analysis gauging the borrowers financial condition and overall ability to service the existing and new debt, shall be placed in the appropriate loan file and shall be incorporated in the minutes of the applicable loan committee;

•
eliminate from its books, by collection, charge-off or other proper entries, all assets or potions of assets classified “Loss” by the FDIC and KDFI in their most recent examination that have not been previously charged off or collected;

•
take all steps necessary to correct all contraventions of statements of policy and all the violations scheduled on the Violations of Laws and Regulations pages in the most recent examination and adopt procedures to assure future compliance with all applicable statements of policies, laws, rules and regulations;

•
adopt, implement, and adhere to a written profit plan and a realistic, comprehensive budget for all categories of income and expense for calendar years 2010 through 2011. The plan and budgets shall contain formal goals and strategies, and a description of the operating assumptions that form the basis for major projected income and expense components. A copy of the plan and budgets shall be submitted to the FDIC and KDFI upon completion. The written profit plan shall address, at a minimum: income forecasts, national and local economic conditions forecasts, funding strategies, the bank’s asset structure, specific growth objectives, operating costs, and the likely effect of competition from other financial institutions in the bank’s market area. Within 30 days from the end of each calendar quarter following the completion of the profit plan(s) and budget(s), the bank’s board of directors shall evaluate the bank’s actual performance in relation to the plan and budget, record the results of the evaluation, and note any actions taken by the bank in the minutes of the board of directors’ meeting at which such evaluation is undertaken;

•
within 30 days following each calendar quarter after the date of the Memorandum, progress reports covering each of the provisions of the Memorandum shall be submitted to the FDIC and KDFI, until notification that the reports need no longer be submitted. The bank’s board of directors shall review all reports prior to submission and note their considerations in the minutes.

Following is a summary of the level of substandard loans that meet the reporting requirements included in the Memorandum.

Substandard Loans
(Dollars in thousands)		Activity Since Exam Date
As of Exam Date		Increases		Decreases			September 30, 2010
Number of Credits	Balance	Additional Credit/New Classifications	Number of Credits	Principal Payments	Charge Off’s	Transfers1	Balance	Number of Credits

8	$11,857	$3,387	2	$718	$146	$200	$14,180	10

1Represents repossession activity to other real estate owned.

At September 30, 2010 Citizens Northern had 10 credit relationships with an aggregate outstanding balance of $14.2 million that meet the risk reduction criteria established in the Memorandum. The amount outstanding at September 30, 2010 exceeds the $14.1 million target level established in response to the Memorandum by $80 thousand.

The Parent Company, Farmers Bank, and United Bank each believe that all issues of the regulatory agreements to which they are subject as described above have been addressed, although only the respective regulatory agencies can determine if compliance with the applicable regulatory agreements have been met. Citizens Northern is in the process of complying with each of the stipulations in its Memorandum, as the dates of compliance with certain of those stipulations are not yet effective. The Company and its subsidiary banks are in compliance with the requirements identified in the regulatory agreements as of September 30, 2010, with the exception that the level of substandard loans at Farmers Bank and Citizens Northern exceed their target amount as described above. Regulators continue to monitor the Company’s progress and compliance with the agreements. The Parent Company, Farmers Bank, and United Bank were subject to their annual regulatory examinations in the third quarter of 2010, but reports related to those examinations have not been completed.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements with the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties.  Statements in this report that are not statements of historical fact are forward-looking statements. In general, forward-looking statements relate to a discussion of future financial results or projections, future economic performance, future operational plans and objectives, and statements regarding the underlying assumptions of such statements.  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate.

Various risks and uncertainties may cause actual results to differ materially from those indicated by the Company’s forward-looking statements. In addition to the risks described under “Item 1A Risk Factors” in this report and in the Company’s most recent Annual Report on Form 10-K, factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company and its subsidiaries operate) and lower interest margins; competition for the Company’s customers from other providers of financial services; deposit outflows or reduced demand for financial services and loan products; government legislation, regulation, and changes in monetary and fiscal policies (which changes from time to time and over which the Company has no control); changes in interest rates; changes in prepayment speeds of loans or investment securities; inflation; material unforeseen changes in the liquidity, results of operations, or financial condition of the Company’s customers; changes in the level of non-performing assets and charge-offs; changes in the number of common shares outstanding; the capability of the Company to successfully enter into a definitive agreement for and close anticipated transactions; the possibility that acquired entities may not perform as well as expected; unexpected claims or litigation against the Company; technological or operational difficulties; the impact of new accounting pronouncements and changes in policies and practices that may be adopted by regulatory agencies; acts of war or terrorism; the ability of the parent company to receive dividends from its subsidiaries; the impact of larger or similar financial institutions encountering difficulties, which may adversely affect the banking industry or the Company; the Company or its subsidiary banks’ ability to maintain required capital levels and adequate funding sources and liquidity; and other risks or uncertainties detailed in the Company’s filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.

The Company’s forward-looking statements are based on information available at the time such statements are made. The Company expressly disclaims any intent or obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events, or other changes.

RESULTS OF OPERATIONS

Third Quarter 2010 Compared to Third Quarter 2009

The Company reported net income of $1.3 million or $.11 per common share for the quarter ended September 30, 2010 compared to a net loss of $174 thousand or $.09 per common share for the same quarter of 2009. This represents a $1.4 million or $.20 per common share improvement in net income in the comparison. A summary of the quarterly comparison follows.

▪	The improvement in net income was driven by an increase in net securities gains in the current quarter, which offset higher expenses of repossessed real estate properties.
▪
Net interest income was relatively flat, increasing $125 thousand or .9% in the quarterly comparison. Although interest expense declined $3.4 million or 28.6%, interest income declined $3.3 million or 12.9%. The decrease in interest income was the result of lower rates and lower volume in the loan portfolio and by lower interest income from investment securities due to lower rates.

▪
Net interest margin was 3.0% in the current quarter, an increase of 16 basis points from 2.84% in the third quarter a year ago. Net interest spread was 2.76%, an increase of 15 basis points compared to 2.61%.

▪
The provision for loan losses decreased $409 thousand or 6.1% in the current quarter compared to the same quarter a year earlier. The decrease in the provision for loan losses is attributed to a decline in loan volume and an improvement in nonperforming loans during the comparable quarters. Nonperforming loans decreased $7.1 million or 7.2% during the third quarter of 2010. In the third quarter a year ago, nonperforming loans moved upward $182 thousand.

▪
Noninterest income increased $3.8 million or 58.1% mainly due to a $3.9 million increase in net gains on the sale of investment securities. All other categories of noninterest income were relatively unchanged, decreasing $94 thousand or 1.4%.

▪
Total noninterest expenses increased $628 thousand or 4.1% driven by higher costs associated with repossessed real estate of $1.6 million. All other net noninterest expenses decreased $997 thousand or 6.7% as improvements were made in numerous areas. Significant decreases in noninterest expense categories include salaries and employee benefits of $766 thousand or 10.3%, equipment expenses of $135 thousand or 17.0%, and amortization of intangible assets of $129 thousand or 26.4%. Partially offsetting these lower noninterest expenses was an increase in deposit insurance expense of $373 thousand or 51.4%.

▪
Income tax expense was $525 thousand in the current quarter compared to a tax benefit of $1.7 million for the third quarter of 2009. The effective income tax rate was 29.5% in the current quarter. The effective tax rate has risen as a result of an increase in the taxable income component of pre-tax income. In the previous period, the tax-free components were larger than total pre-tax income.

▪	Return on average assets (“ROA”) and equity (“ROE”) was .24% and 3.23%, respectively, for the current quarter compared to -.03% and -.35% for the same quarter a year ago.

Net Interest Income

The overall interest rate environment at September 30, 2010, as measured by the Treasury yield curve, was relatively lower when compared to year-end 2009. Shorter-term yields for three and six-month maturities were relatively unchanged or up slightly while longer-term maturities decreased between approximately 96 and 142 basis points. The overall rate environment remains near historic lows which makes managing the Company’s net interest margin very challenging. At September 30, 2010 the short-term federal funds target interest rate was between zero and 0.25%, unchanged since December 2008. Short-term treasury yields for 3-month maturities increased 11 basis points compared to year-end 2009 while 6-month maturities were unchanged. Yields for the 3, 5, 10, and 30-year maturity periods decreased 105, 142, 133, and 96 basis points, respectively.

Net interest income was $13.6 million for the three months ended September 30, 2010, an increase of $125 thousand or .9% from $13.5 million in the same period a year earlier. Total interest expense decreased $3.4 million or 28.6% which offset a decrease in total interest income of $3.3 million or 12.9%. The decrease in both total interest income and total interest expense was driven mainly by lower rates earned on earning assets and lower rates paid on interest bearing liabilities. These overall declines are primarily rate driven as a result of the lower interest rate environment in the current period compared to a year earlier, although volume decreases also had a significant impact related to loans and time deposits. The Company is generally earning and paying less interest from its earning assets and funding sources as rates have dropped or as the Company has become more selective in pricing deposits and extending loans. In general, variable and floating rate assets and liabilities that have reset since the prior reporting period as well as activity related to new earning assets and funding sources, have repriced downward to reflect an overall lower interest rate environment.

Rate declines are mainly due to a combination of continuing weak economic conditions in the Company’s markets as well as the Company’s overall strategy to reduce many of its higher-rate deposit balances to improve net interest margin, overall profitability, and capital position.

Total interest income was $22.1 million in the third quarter of 2010, a decrease of $3.3 million or 12.9% and was driven by lower interest income on loans of $2.0 million or 10.1%. The decrease in interest income on loans was driven by both lower volume and a decrease in the average rate earned. Average loans outstanding decreased $75.9 million or 5.8% in the comparison. The average rate earned on loans was 5.7% in the current quarter, down 27 basis points from 6.0% for the same quarter a year earlier. Similar declines were experienced in other earning asset categories, most notably related to investment securities. Interest on taxable investment securities decreased $1.1 million or 21.3% due mainly to an 88 basis point lower average rate earned to 3.5% from 4.3%. Interest on nontaxable investment securities decreased $236 thousand or 25.8% in the comparison. The decrease in interest on nontaxable investment securities was due more to a lower average balance outstanding of $20.9 million or 20.6% and, to a lesser extent, a decrease in the average rate earned of 30 basis points to 4.9% from 5.2%.

Total interest expense was $8.5 million in the current quarter. This represents a decrease of $3.4 million or 28.6% compared to $11.9 million a year ago. The decrease in interest expense was driven by lower interest expense on deposits of $3.1 million or 37.4%. As previously discussed, the Company has strategically reduced many of its higher-rate deposit balances in an effort to improve net interest margin, overall profitability, and capital position. The average rate paid on interest bearing deposit accounts was 1.63% in the current period, a decrease of 74 basis points compared to 2.37% a year earlier. Interest expense on time deposits, the largest component of interest expense, declined $3.0 million or 38.4% in the quarterly comparison and is the main driver of the decrease in interest expense on deposit accounts. Interest expense on long-term borrowings decreased $218 thousand or 6.5% due to a lower average balance outstanding resulting from principal repayments.

The net interest margin on a taxable equivalent basis increased 16 basis points to 3.0% for the third quarter of 2010 compared to 2.84% in the same quarter of 2009.  The increase in net interest margin is attributed mainly to a 15 basis point increase in the spread between the average rate earned on earning assets and the average rate paid on interest bearing liabilities to 2.76% in the current quarter from 2.61% in the same quarter of 2009. The Company expects its net interest margin to remain relatively flat in the near term according to internal modeling using expectations about future market interest rates, the maturity structure of the Company’s earning assets and liabilities, and other factors. Future results could be significantly different than expectations.

The following tables present an analysis of net interest income for the quarterly periods ended September 30.

Distribution of Assets, Liabilities and Shareholders’ Equity:  Interest Rates and Interest Differential
Quarter Ended September 30,	2010			2009
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities
Taxable	$454,004	$3,950	3.45%	$460,003	$5,019	4.33%
Nontaxable1	80,561	995	4.90	101,465	1,330	5.20
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	107,076	46	.17	111,445	65	.23
Loans1,2,3	1,228,797	17,657	5.70	1,304,705	19,623	5.97
Total earning assets	1,870,438	$22,648	4.80%	1,977,618	$26,037	5.22%
Allowance for loan losses	(26,131)			(20,706)
Total earning assets, net of allowance for loan losses	1,844,307			1,956,912
Nonearning Assets
Cash and due from banks	59,442			106,584
Premises and equipment, net	40,576			40,222
Other assets	123,595			164,624
Total assets	$2,067,920			$2,268,342
Interest Bearing Liabilities
Deposits
Interest bearing demand	$248,045	$94	.15%	$236,643	$145	.24%
Savings	271,978	389	.57	257,038	503	.78
Time	773,260	4,782	2.45	924,712	7,764	3.33
Federal funds purchased and other short-term borrowings	49,616	75	.60	59,692	111	.74
Securities sold under agreements to repurchase and other long-term borrowings	308,080	3,138	4.04	329,654	3,356	4.04
Total interest bearing liabilities	1,650,979	$8,478	2.04%	1,807,739	$11,879	2.61%
Noninterest Bearing Liabilities
Commonwealth of Kentucky deposits	532			29,347
Other demand deposits	207,163			191,623
Other liabilities	54,878			42,914
Total liabilities	1,913,552			2,071,623
Shareholders’ equity	154,368			196,719
Total liabilities and shareholders’ equity	$2,067,920			$2,268,342
Net interest income		14,170			14,158
TE basis adjustment		(543)			(656)
Net interest income		$13,627			$13,502
Net interest spread			2.76%			2.61%
Impact of noninterest bearing sources of funds			.24			.23
Net interest margin			3.00%			2.84%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
2Loan balances include principal balances on nonaccrual loans.
3Loan fees included in interest income amounted to $341 thousand and $509 thousand in 2010 and 2009, respectively.

Analysis of Changes in Net Interest Income (tax equivalent basis)
(In thousands)	Variance	Variance Attributed to
Quarter Ended September 30,	2010/2009	1	Volume	Rate

Interest Income
Taxable investment securities	$(1,069)	$(65)	$(1,004)
Nontaxable investment securities2	(335)	(262)	(73)
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	(19)	(2)	(17)
Loans2	(1,966)	(1,106)	(860)
Total interest income	(3,389)	(1,435)	(1,954)
Interest Expense
Interest bearing demand deposits	(51)	42	(93)
Savings deposits	(114)	172	(286)
Time deposits	(2,982)	(1,141)	(1,841)
Federal funds purchased and other short-term borrowings	(36)	(17)	(19)
Securities sold under agreements to repurchase and other long-term borrowings	(218)	(218)
Total interest expense	(3,401)	(1,162)	(2,239)
Net interest income	$12	$(273)	$285
Percentage change	100.0%	(2275.0)%	2375.0%

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Provision for Loan Losses

The provision for loan losses represents charges (or credits) to earnings that maintain an allowance for loan losses at an adequate level based on credit losses specifically identified in the loan portfolio, as well as management’s best estimate of incurred probable loan losses in the remainder of the portfolio at the balance sheet date. The Company’s loan quality has been negatively impacted by adverse conditions in certain real estate sectors since the downturn in the overall economy and financial markets that started to take place in late 2007 and more significantly during 2008 and continuing through 2009 and 2010. This has led to declines in real estate values and deterioration in the financial condition of many of the Company’s borrowers, particularly borrowers in the commercial and real estate development industry. The Company has, in turn, lowered its loan quality ratings on certain commercial and real estate development loans as part of its normal internal review process. Declining real estate values have resulted in several loans of a significant dollar amount that have become under collateralized, which has elevated nonperforming loans, net charge-offs, and the provision for loan losses.

The provision for loan losses for the quarter ended September 30, 2010 was $6.2 million, a decrease of $409 thousand or 6.1% compared to $6.7 million for the same quarter of 2009. The decrease in the provision for loan losses is attributed to a decline in loan volume and an improvement in nonperforming loan activity during the comparable quarters. Nonperforming loans decreased $7.1 million or 7.2% in the current quarter. In the same quarter a year ago, nonperforming loans increased $182 thousand. Although the provision for loan losses is lower in the current quarter compared to a year ago, the allowance for loan losses as a percentage of outstanding loans (net of unearned income) increased to 2.29% at September 30, 2010 compared to 1.70% at September 30, 2009.

Net charge-offs were $4.3 million in the current quarter, an improvement of $1.7 million or 28.2% compared to $5.9 million for the third quarter a year ago. On an annualized basis, quarterly net charge-offs were 1.38% of average loans outstanding for the three months ended September 30, 2010 compared 1.81% for the third quarter of a year ago.

Noninterest Income

Noninterest income was $10.3 million for the third quarter of 2010, an increase of $3.8 million or 58.1% compared to $6.5 million for the same quarter a year ago. The increase in noninterest income was driven mainly by higher net gains of $3.9 million from the sale of investment securities. The sale of investment securities was strategically made to lock in some of the increase in value and bolster capital and to help counterbalance the high level of provision for loan losses and expenses related to repossessed real estate. The sales were made after careful analysis of multiple reinvestment scenarios that would minimize the impact on the net interest margin on a go forward basis.

All other categories of noninterest income were relatively unchanged, decreasing $94 thousand or 1.4% on a net basis. The most significant changes include higher net gains on the sale of loans of $211 thousand or 92.5% offset by lower other income of $202 thousand or 73.5% and lower income from company owned life insurance of $60 thousand or 19.2%. The increase in net gains on the sale of loans is attributed to a higher volume of loans originated and sold during the current quarter compared to a year ago. Other income is down in the current quarter mainly because the Company recorded a $185 thousand gain on the sale of KHL Holdings during the third quarter a year ago that was included in other income. The decrease in income from company-owned life insurance is due mainly to lower outstanding balances. Late in the first quarter of 2010, the Parent Company liquidated $8.6 million of this life insurance investment. An additional $2.2 million of company-owned life insurance remains at the Parent Company at September 30, 2010 that is expected to be converted to cash in the near term. The Company’s subsidiary banks maintain an aggregate balance of $26.6 million in company-owned life insurance as of September 30, 2010.

Noninterest Expense

Total noninterest expenses were $15.9 million for the third quarter of 2010, an increase of $628 thousand or 4.1% compared to the same quarter of 2009. The increase in noninterest expenses was driven by $1.6 million of higher costs associated with repossessed real estate. All other noninterest expenses decreased $997 thousand or 6.7% on a net basis as improvements were made in numerous areas. Significant decreases in noninterest expense categories include salaries and employee benefits of $766 thousand or 10.3%, equipment expenses of $135 thousand or 17.0%, and amortization of intangible assets of $129 thousand or 26.4%. Partially offsetting these lower noninterest expenses was an increase in deposit insurance expense of $373 thousand or 51.4%.

The increase in net other real estate expenses correlates with a $9.3 million or 47.0% higher net amount of foreclosed real estate properties held by the Company at September 30, 2010 compared to September 30, 2009. Expenses relating to these properties generally include amounts to prepare the properties for resale and, in some cases, impairment charges to write down a property’s book value to its fair value less estimated costs to sell as determined by appraisal. Impairment charges included in net other real estate expenses were $1.6 million in the current quarter compared to $92 thousand in the same quarter a year ago. Impairment charges totaling $1.3 million in the current quarter are attributed to two separate real estate development properties.

Salaries and employee benefits decreased due to a smaller workforce and a decrease in the Company’s matching contributions to its salary savings plan that took effect in the first quarter of 2010. The average number of full time equivalent employees was 525 for the third quarter of 2010, down from 561 in the third quarter of 2009. Beginning in the first quarter of 2010, the Company began to match up to 50% of eligible employee deferrals up to a maximum of 6% of the participants’ compensation. For 2009, the Company matched all eligible employee contributions up to 6% of the participants’ compensation.

The decrease in equipment expenses is due mainly to lower depreciation expense. Depreciation expense has decreased in the comparison due to a relatively low amount of net additions to the Company’s fixed assets. Amortization of intangible assets, which relate to customer lists and core deposits from prior acquisitions, is decreasing as a result of amortization schedules that allocate a higher amount of amortization in the earlier periods following an acquisition consistent with how the assets are used. The increase in deposit insurance expense was driven mainly by higher assessment rates primarily at two of the Company’s bank subsidiaries. Deposit assessment rates fluctuate as a result of changes to a bank’s Federal Deposit Insurance Corporation’s (“FDIC”) risk category that takes into account its capital levels, supervisory ratings, and other risk measures based on various financial ratios established by the FDIC.

Income Taxes

Income tax expense was $525 thousand in the current quarter compared to a tax benefit of $1.7 million for the third quarter of 2009. The effective income tax rate was 29.5% in the current quarter. The effective tax rate has risen as a result of an increase in the taxable income component of pre-tax income. In the previous period, the tax-free components were larger than total pre-tax income.

First Nine Months of 2010 Compared to First Nine Months of 2009

Net income for the first nine months of 2010 was $6.0 million or $.63 per common share compared to $2.3 million or $.13 per common share for the same nine-month period of 2009. A summary of the nine-month comparison follows.

▪
The $3.7 million or $.50 per common share increase in net income for the nine months ending September 30, 2010 compared to the first nine months of 2009 was driven mainly by higher net gains on the sale of investment securities.

▪
Net interest income was relatively flat, increasing $210 thousand or .5% in the nine-month comparison. Although interest expense declined $8.4 million or 23.4%, interest income declined $8.2 million or 10.7%. The decrease in interest income was the result of lower rates and lower volume in the loan portfolio and by lower interest income from investment securities due to lower rates.

▪
The provision for loan losses decreased $609 thousand or 4.3% in the current nine months compared to the same nine months a year earlier. The decrease in the provision for loan losses is attributed to a decline in loan volume and a lower rate of increase in nonperforming loans during the comparable nine month periods. Nonperforming loans increased $15.4 million or 20.2% in the current nine months. During the first nine months of 2009, nonperforming loans increased $19.0 million or 74.7%.

▪
Net interest margin was 3.02% for the first nine months of 2010, an increase of 11 basis points from 2.91% in the same period a year ago. Net interest spread was 2.81%, up 15 basis points compared to 2.66%.

▪
Noninterest income increased $6.6 million or 31.3% due primarily to a $6.8 million increase in net gains on the sale of investment securities. Significant other favorable increases included allotment processing fees of $173 thousand or 4.3% and non-deposit service charges of $147 thousand or 4.4%. Decreases in noninterest income line items include trust income of $181 thousand or 12.6%, income from company-owned life insurance of $165 thousand or 17.0%, and net gains on the sale of mortgage loans of $137 thousand or 14.9%.

▪
Improvements continue to be made in a significant number of noninterest expense categories; however, overall noninterest expenses increased $1.1 million or 2.3% due mainly to a $3.9 million increase in expenses related to foreclosed real estate. Decreases in noninterest expense categories include salaries and employee benefits of $1.8 million or 8.0%, amortization of intangible assets of $386 thousand or 26.4%, equipment expense of $348 thousand or 15.0%, and occupancy expense of $300 thousand or 7.6%.

▪
Income tax expense was $1.7 million for the first nine months of 2010 with an effective income tax rate of 22.0%. Income previously classified as tax-free from company-owned life insurance became taxable when certain of the policies were liquidated in the current year. For the first nine months of 2009, the Company recorded an income tax benefit of $951 thousand that was a result of an increase in tax-exempt investments in 2009 as well as lower expected annual pre-tax income for 2009. The effective tax rate fluctuates as a result of changes in the taxable income component of pre-tax income.

▪	ROA and ROE was .38% and 5.31%, respectively, for the current nine months compared to .14% and 1.58% for the first nine months a year ago.

Net Interest Income

Net interest income was $41.4 million for the first nine months of 2010, relatively flat compared to $41.1 million for the same period of 2009. Total interest expense decreased $8.4 million or 23.4% in the comparison, but total interest income declined as well, shrinking $8.2 million or 10.7%. The Company reported a decrease in all major interest income and interest expense line items that was mainly attributed to lower interest rates and, in the case for interest and fees on loans, a lower average balance outstanding. Rate declines were driven mainly by a combination of continuing weak economic conditions in the Company’s markets as well as the Company’s overall strategy of being more selective in pricing deposits and extending loans. Generally, variable and floating rate assets and liabilities that have reset since the prior reporting period as well as activity related to new earning assets and funding sources, have repriced downward to reflect an overall lower interest rate environment.

Total interest income was $69.0 million in the first nine months of 2010, a decrease of $8.2 million or 10.7% due mainly to lower interest income on loans of $5.6 million or 9.5% and taxable investment securities of $2.2 million or 14.3%. The decrease in interest on loans was driven by both a $65.4 million or 5.0% decrease in average balances outstanding followed closely by a 27 basis point decrease in the average rate earned to 5.8%. Interest on taxable investment securities is down due to a 78 basis point decrease in the average rate earned to 3.9%, which more than offset the impact of an $11.7 million or 2.7% increase in the average balance outstanding.

Total interest expense was $27.6 million for the first nine months of 2010. This represents a decrease of $8.4 million or 23.4% compared to $36.0 million for the same period a year ago. The decrease in interest expense was driven by lower interest expense on deposits of $7.6 million or 29.7% and, to a lesser extent, a decrease in interest expense on long-term borrowings of $732 thousand or 7.2%. The Company has strategically reduced many of its higher-rate deposit balances in an effort to improve net interest margin, overall profitability, and capital position. The average rate paid on interest bearing deposit accounts was 1.75% in the current nine months, a decrease of 68 basis points compared to 2.43% a year earlier. Interest expense on time deposits, the largest component of interest expense, declined $7.2 million or 30.6% in the comparison and is the driving factor for the decrease in interest expense on deposit accounts. The $732 thousand decrease in interest expense on long-term borrowings was mainly driven by a lower average balance outstanding resulting from principal repayments.

The net interest margin on a taxable equivalent basis increased 11 basis points to 3.02% for the first nine months of 2010 compared to 2.91% for the same period of 2009.  The increase in net interest margin is attributed to a 15 basis point increase in the spread between the average rate earned on earning assets and the average rate paid on interest bearing liabilities to 2.81% in the current nine months from 2.66% in the first nine months of 2009. The Company expects its net interest margin to remain relatively flat in the near term according to internal modeling using expectations about future market interest rates, the maturity structure of the Company’s earning assets and liabilities, and other factors. Future results could be significantly different than expectations.

The following tables present an analysis of net interest income for the nine months ended September 30.

Distribution of Assets, Liabilities and Shareholders’ Equity:  Interest Rates and Interest Differential
Nine Months Ended September 30,	2010			2009
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities
Taxable	$451,995	$13,332	3.94%	$440,306	$15,559	4.72%
Nontaxable1	87,137	3,345	5.13	97,258	3,896	5.36
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	122,087	195	.21	129,055	229	.24
Loans1,2,3	1,247,796	53,838	5.77	1,313,182	59,365	6.04
Total earning assets	1,909,015	$70,710	4.95%	1,979,801	$79,049	5.34%
Allowance for loan losses	(24,538)			(18,325)
Total earning assets, net of allowance for loan losses	1,884,477			1,961,476
Nonearning Assets
Cash and due from banks	78,635			88,723
Premises and equipment, net	39,405			41,525
Other assets	132,296			162,482
Total assets	$2,134,813			$2,254,206
Interest Bearing Liabilities
Deposits
Interest bearing demand	$260,548	$363	.19%	$248,719	$579	.31%
Savings	269,512	1,281	.64	255,954	1,476	.77
Time	835,589	16,318	2.61	895,477	23,512	3.51
Federal funds purchased and other short-term borrowings	46,764	248	.71	65,232	348	.71
Securities sold under agreements to repurchase and other long-term borrowings	311,923	9,398	4.03	332,869	10,130	4.07
Total interest bearing liabilities	1,724,336	$27,608	2.14%	1,798,251	$36,045	2.68%
Noninterest Bearing Liabilities
Commonwealth of Kentucky deposits	1,634			34,939
Other demand deposits	207,108			186,988
Other liabilities	49,612			37,401
Total liabilities	1,982,690			2,057,579
Shareholders’ equity	152,123			196,627
Total liabilities and shareholders’ equity	$2,134,813			$2,254,206
Net interest income		43,102			43,004
TE basis adjustment		(1,748)			(1,860)
Net interest income		$41,354			$41,144
Net interest spread			2.81%			2.66%
Impact of noninterest bearing sources of funds			.21			.25
Net interest margin			3.02%			2.91%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
2Loan balances include principal balances on nonaccrual loans.
3Loan fees included in interest income amounted to $1.1 million and $1.5 million in 2010 and 2009, respectively.

Analysis of Changes in Net Interest Income (tax equivalent basis)
(In thousands)	Variance	Variance Attributed to
Nine Months Ended September 30,	2010/2009	1	Volume	Rate

Interest Income
Taxable investment securities	$(2,227)	$643	$(2,870)
Nontaxable investment securities2	(551)	(390)	(161)
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	(34)	(10)	(24)
Loans2	(5,527)	(2,912)	(2,615)
Total interest income	(8,339)	(2,669)	(5,670)
Interest Expense
Interest bearing demand deposits	(216)	42	(258)
Savings deposits	(195)	112	(307)
Time deposits	(7,194)	(1,488)	(5,706)
Federal funds purchased and other short-term borrowings	(100)	(100)
Securities sold under agreements to repurchase and other long-term borrowings	(732)	(633)	(99)
Total interest expense	(8,437)	(2,067)	(6,370)
Net interest income	$98	$(602)	$700
Percentage change	100.0%	(614.3%)	714.3%

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2010 was $13.7 million, a decrease of $609 thousand or 4.3% compared to $14.3 million for the same period of 2009. The decrease in the provision for loan losses is attributed to a decline in loan volume and an improvement in nonperforming loan activity during the comparable nine month periods. In the first nine months of 2010, nonperforming loans increased $15.4 million or 20.2%. During the first nine months of 2009, nonperforming loans increased $19.0 million or 74.7%. Although the provision for loan losses has decreased in the current nine months compared to a year ago, the allowance for loan losses as a percentage of outstanding loans (net of unearned income) has increased to 2.29% at September 30, 2010 compared to 1.70% at September 30, 2009.

Net charge-offs were $9.2 million in the first nine months of 2010 compared to $9.1 million for the same nine months a year ago. On an annualized basis, net charge-offs were .99% of average loans outstanding for the nine months ended September 30, 2010 compared .92% for the same nine months of a year ago.

Noninterest Income

Noninterest income for the nine months ended September 30, 2010 was $27.7 million, an increase of $6.6 million or 31.3% compared to the same period of 2009. The increase in noninterest income was driven mainly by higher net gains of $6.8 million from the sale of investment securities. The sale of investment securities was strategically made to lock in some of the increase in value and bolster capital and to help counterbalance the high level of provision for loan losses and expenses related to repossessed real estate. The sales were made after careful analysis of multiple reinvestment scenarios that would minimize the impact on the net interest margin on a go forward basis.

Other notable increases in noninterest income line items include allotment processing fees of $173 thousand or 4.3% and non-deposit service charges of $147 thousand or 4.4%. The increase in allotment processing fees is due to higher transaction volumes. The increase in non-deposit service charges were led by higher interchange fees of $171 thousand or 11.2% due mainly to higher transaction volumes.

Notable decreases in noninterest income line items in the nine month comparison include lower trust income of $181 thousand or 12.6%, a decrease in income from company-owned life insurance of $165 thousand or 17.0%, and lower net gains on the sale of mortgage loans of $137 thousand or 14.9%. The decrease in trust income is due to lower overall asset values on which trust fees are based combined with the collection of a large fee in the second quarter of the prior year. The decrease in income from company-owned life insurance is due mainly to a lower outstanding balance. Late in the first quarter of 2010, the Parent Company liquidated $8.6 million of this life insurance investment. An additional $2.2 million of company-owned life insurance remains at the Parent Company at September 30, 2010 that is expected to be converted to cash in the near term. The Company’s subsidiary banks maintain an aggregate balance of $26.6 million in company-owned life insurance at September 30, 2010. The decrease in net gains on the sale of mortgage loans closely mirrors the 18.3% decline in mortgage loans sold in the comparison as consumer refinancing activity has slowed in the nine month comparison.

Noninterest Expense

Although improvements have been made in a significant number of noninterest expense categories, overall noninterest expense increased $1.1 million or 2.3% in the nine month comparison. The increase in noninterest expenses was driven by higher expenses related to foreclosed real estate of $3.9 million. This was partially offset by decreases in other noninterest expense categories that include salaries and employee benefits of $1.8 million or 8.0%, intangible amortization of $386 thousand or 26.4%, equipment expense of $348 thousand or 15.0%, occupancy expense of $300 thousand or 7.6%, and correspondent bank fees of $274 thousand or 34.1%

The increase in net other real estate expenses relates to a $9.3 million or 47.0% higher net amount of foreclosed real estate properties held by the Company at September 30, 2010 compared to a year earlier. Expenses relating to these properties generally include amounts to prepare the properties for resale and, in some cases, impairment charges to write down a property’s book value to its fair value less estimated costs to sell as determined by appraisal. Impairment charges included in net other real estate expenses were $3.1 million in the current nine months. Three separate real estate developments account for $2.3 million of the total impairment charges.

The decrease in salaries and employee benefits is due to a smaller workforce and a decrease in the Company’s matching contributions to its salary savings plan that took effect in the first quarter of 2010. The average number of full time equivalent employees was 531 for the first nine months of 2010, down 33 or 5.9% from 564 for the first nine months of 2009. Beginning in the first quarter of 2010, the Company began to match up to 50% of eligible employee deferrals up to a maximum of 6% of the participants’ compensation. For 2009, the Company matched all eligible employee contributions up to 6% of the participants’ compensation.

Amortization of intangible assets, which relate to customer lists and core deposits from prior acquisitions, is decreasing as a result of amortization schedules that allocate a higher amount of amortization in the earlier periods following an acquisition consistent with how the assets are used. Occupancy and equipment expenses were lower in the first nine months of 2010 compared to the same period a year ago mainly due to a decrease in depreciation expense. Depreciation expense has decreased in the comparison as a result of a relatively low amount of net additions to the Company’s fixed assets. A decrease in depreciation expense on existing fixed assets exceeded the amount of depreciation expense related to net new fixed assets in the comparison. The sharp decrease in correspondent bank fees are mainly a function of lower volume related to a custodial services contract with the  Kentucky Teachers’ Retirement System that expired at the end of the second quarter of 2010 and was not renewed.

Income Taxes

Income tax expense was $1.7 million for the first nine months of 2010 with an effective income tax rate of 22.0%. Income previously classified as tax-free from company-owned life insurance became taxable when certain of the policies were liquidated in the current year. For the first nine months of 2009, the Company recorded an income tax benefit of $951 thousand that was a result of an increase in tax-exempt investments in 2009 as well as lower expected annual pre-tax income for 2009. The effective tax rate fluctuates as a result of changes in the taxable income component of pre-tax income.

FINANCIAL CONDITION

Total assets were $2.0 billion at September 30, 2010, a decrease of $148 million or 6.8% from year-end 2009. The decrease in assets is primarily related to lower loans (net of unearned income and allowance for loan losses) of $61.1 million or 4.9%, cash and cash equivalents of $32.6 million or 14.9%, and investment securities of $41.9 million or 7.6%. The net decrease in cash and cash equivalents reflects the overall lower net funding position of the Company and, along with a decrease in net loans and investment securities, represents management’s broad strategy of realigning the balance sheet. Additionally, during the first quarter of 2010, the Parent Company liquidated $8.6 million of its investment in company-owned life insurance at its cash surrender value. The Parent Company took this action mainly to have additional cash available to inject into certain of its bank subsidiaries to strengthen their capital positions. An additional $2.2 million of company-owned life insurance remains at the Parent Company at September 30, 2010 that is expected to be liquidated in the near term.

Total liabilities were $1.9 billion at September 30, 2010, a decrease of $151 million or 7.5% compared to December 31, 2009. Deposits decreased $170 million or 10.4%. Net borrowed funds increased $20.1 million or 5.5% driven by higher short-term borrowings of $29.6 million. Shareholders’ equity increased $3.7 million or 2.5% to $151 million at September 30, 2010 due mainly to net income for the period partially offset by dividends on preferred stock and a decrease in accumulated other comprehensive income.

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

On an average basis, total assets were $2.1 billion for the first nine months of 2010, a decrease of $127 million or 5.6% from the average for the year ended December 31, 2009. Average total assets decreased $52.4 million from year-end 2009 as a result of the goodwill impairment charge at year-end 2009 where the Company wrote off the entire amount of its goodwill. Average earning assets decreased $70.2 million or 3.5% from year-end 2009. Average earning assets were 89.4% and 87.5% of total average assets for the first nine months of 2010 and the year 2009, respectively. Average net loans decreased $59.0 million or 4.5% in the comparison. Deposits averaged $1.6 billion for the nine months ended September 30, 2010, a decrease of $57.6 million or 3.5% from the prior year-end. Average noninterest bearing deposit balances declined $17.9 million or 7.9% in the comparison led by a sharp decrease in amounts related to the Commonwealth of $33.4 million.

Temporary Investments

Temporary investments consist of interest bearing deposits in other banks and federal funds sold and securities purchased under agreements to resell. The Company uses these funds in the management of liquidity and interest rate sensitivity. At September 30, 2010, temporary investments were $161 million, a decrease of $21.2 million or 11.6% compared to $182 million at year-end 2009. The decrease in temporary investments was driven by lower interest bearing deposit balances held in other banks of $32.8 million, primarily with the Federal Reserve banking system, partially offset by a $11.6 million or 176% increase in federal funds sold and securities purchased under agreements to resell.

Temporary investments averaged $122 million during the first nine months of 2010, a decrease of $7.0 million or 5.4% compared to $129 million from year-end 2009. Temporary investments are reallocated to loans or other investments as market conditions and Company resources warrant.

Investment Securities

The investment securities portfolio is comprised primarily of U.S. government-sponsored agency securities, mortgage-backed securities, and tax-exempt securities of states and political subdivisions. During the first nine months of 2010 the Company realized net gains on the sale of investment securities of $8.9 million. The sale of investment securities was strategically made to lock in some of the increase in value and strengthen capital and to help counterbalance the high level of provision for loan losses and expenses related to repossessed real estate. The sales were made after careful analysis of multiple reinvestment scenarios that would minimize the impact on the net interest margin on a go forward basis.

Included in the current year investment securities sales were $12.1 million amortized costs amount of corporate debt securities sold during the second quarter for a net loss of $168 thousand. An additional $1.0 million of corporate debt securities matured in the second quarter of 2010. The debt securities sold, although still rated as investment grade, were downgraded during 2009 and sold during the current quarter after a careful analysis of their short and long-term prospects no longer suited the Company’s current investment preferences.

At September 30, 2010, the Company holds $5.8 million amortized cost amounts of single-issuer trust preferred capital securities of a global and national financial services firm with an estimated fair value of $4.8 million. These securities had an estimated fair value of $4.4 million at year-end 2009. These securities continue to perform according to contractual terms and the issuer of these securities is rated as investment grade by major rating agencies. The Company does not intend to sell these securities nor does the Company believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company believes these securities are not impaired due to reasons of credit quality or other factors, but rather the unrealized loss is primarily attributed to general uncertainties in the financial markets and market volatility. The Company believes that it will be able to collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will recover as they approach their maturity dates.

Total investment securities were $507 million on September 30, 2010, a decrease of $41.9 million or 7.6% compared to $549 million at year-end 2009. Net amortized cost amounts have decreased $39.5 million or 7.3% due to net sales and maturities. Net unrealized gains related to investments classified as available for sale have declined $2.4 million or 23.8% since year-end 2009 due mainly to the sale of investment securities at an overall gain. A portion of the previously recorded net unrealized gain on investments sold was realized in income at the time of sale. In addition, the net market value adjustment on new securities purchased is less than the net market value adjustment on securities sold.

Gross unrealized losses totaling $2.2 million at September 30, 2010 within the Company’s investment securities portfolio have not been included in income since they are identified as temporary. The Company believes that it will be able to collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will recover as they approach their maturity dates. The Company does not consider any of the securities to be impaired due to reasons of credit quality or other factors. The Company does not expect to incur a loss on these securities unless they are sold prior to maturity. The Company does not currently have the intent to sell nor does it believe it will be required to sell these securities before anticipated recovery. All investment securities in the Company’s portfolio are currently performing. The Company does not have direct exposure to the subprime mortgage market. The Company does not originate subprime mortgages nor has it invested in bonds that are secured by such mortgages.

Loans

Loans, net of unearned interest, were $1.2 billion at September 30, 2010, a decrease of $56.7 million or 4.5% from year-end 2009. The Company has continued to take a more measured and cautious approach to loan growth in the near term while it continues to work through its nonperforming assets, which have been elevated as a result of the lingering effects of one of the most severe recessions in recent history.

The composition of the loan portfolio is summarized in the table below.

	September 30, 2010		December 31, 2009
(Dollars in thousands)	Amount	%	Amount	%

Commercial, financial, and agriculture	$108,466	8.9%	$114,687	9.0%
Real estate – construction	163,576	13.5	211,725	16.7
Real estate mortgage – residential	474,149	39.0	473,644	37.2
Real estate mortgage - farmland and other commercial enterprises	421,484	34.7	411,309	32.3
Installment	30,350	2.5	36,280	2.9
Lease financing	17,211	1.4	24,297	1.9
Total	$1,215,236	100.0%	$1,271,942	100.0%

On average, loans represented 65.4% of earning assets for the first nine months of 2010, a decrease of 66 basis points compared to 66.0% for year-end 2009. Average loans represent a lower percentage of earning assets due to a lower average outstanding balance that has driven the overall reduction in average total earning assets.

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

The allowance for loan losses was $27.8 million or 2.29% of outstanding loans (net of unearned income) at September 30, 2010. This compares to $23.4 million or 1.84% of net loans outstanding at year-end 2009. The increase in the allowance for loan losses from year-end 2009 is primarily the result of a $15.4 million or 20.2% higher level of nonperforming loans and an elevated level of recent historical net charge-offs. As a percentage of nonperforming loans, the allowance for loan losses was 30.3% and 30.6% at September 30, 2010 and year-end 2009, respectively.

Although the amount of nonperforming loans have increased at September 30, 2010 compared to year-end 2009, the allowance for loan losses as a percentage of nonperforming loans was relatively unchanged as it has kept pace through additional provision for loan losses. The allowance for loan losses as a percentage of nonperforming loans at September 30, 2010 compared to year-end 2009 did not further increase due mainly to the composition of nonperforming loans. The $15.4 million increase in nonperforming loans since year-end 2009 was driven by a $19.5 million or 109% higher restructured loans. The reserve assigned to credits that are restructured with lower interest rates represents the difference in the present value of future cash flows calculated at the loan’s original interest rate and discounted at the new lower rate. This generally results in a reserve for loan losses that is less severe than for other loans that are collateral dependent. Please refer to the caption “Nonperforming Loans” that follows for additional information concerning restructured loans.

In addition to higher restructured loans, certain other loans have moved from performing to nonperforming since year-end 2009 without a proportionate increase in the allowance for loan losses. This includes a $6.5 million real estate development credit that is now classified as nonaccrual. This credit was identified as impaired at year-end 2009 and specific reserves were allocated at that time although it was a performing loan. Other factors positively impacting the Company’s ratio of the allowance for loan losses to outstanding loans is a reduction in loans past due between 30 and 89 days along and an overall net decrease in loans outstanding. Loans delinquent between 30 and 89 days decreased $12.2 million or 50.3% to $12.1 million at September 30, 2010 compared to $24.3 million at year-end 2009. Loans outstanding, net of unearned income, decreased $56.7 million or 4.5% at September 30, 2010 compared to year-end 2009. As a percentage of loans outstanding (net of unearned income), nonperforming loans were 7.5% and 6.0% at September 30, 2010 and year-end 2009, respectively. Real estate development loans continue to negatively impact nonperforming loans which has resulted in an elevated level of the provision for loans losses and allowance for loan losses in recent quarters.

Nonperforming loans began to increase sharply in the second quarter of 2009, jumping to $44.3 million from $29.0 million at March 31, 2009. By year-end 2009, nonperforming loans were $76.3 million and peaked at $108 million at March 31, 2010 before falling to $91.7 million at September 30, 2010. Impaired loans were $133 million at September 30, 2010 and appear to have begun to stabilize over the last two quarters after trending significantly upward during 2009 and again during the first quarter of 2010. Impaired loans were $108 million, $131 million and $129 million at year-end 2009, March 31, 2010, and June 30, 2010, respectively. Although certain economic metrics continue to improve, the high level of nonperforming and impaired loans is driven by overall weaknesses that remain in the general economy that stems from one of the most severe recessions in many decades. Certain housing markets are showing signs of stabilizing and inflation concerns have subsided, but labor markets continue to be weak. For the Company, economic conditions in recent quarters have resulted in higher stress in the real estate development portion of its lending portfolio.

Nonperforming Loans

Nonperforming loans consist of nonaccrual loans, restructured loans, and loans 90 days or more past due and still accruing interest.  In general, the accrual of interest on loans is discontinued when it is determined that the collection of interest or principal is doubtful, or when a default of interest or principal has existed for 90 days or more, unless such loan is well secured and in the process of collection.

Nonperforming loans were $91.7 million at September 30, 2010, an increase of $15.4 million or 20.2% compared to year-end 2009. The high level of nonperforming loans is a result of ongoing weaknesses in the overall economy that continues to strain the Company and many of its customers, particularly real estate development lending. Nonperforming loans were as follows at September 30, 2010 and December 31, 2009.

Nonperforming Loans
(In thousands)	September 30, 2010	December 31, 2009
Nonaccrual Loans
Commercial, financial, and agriculture	$694	$965
Real estate-construction	37,744	35,648
Real estate mortgage-residential	10,588	8,633
Real estate mortgage-farmland and other commercial enterprises	4,489	11,038
Installment	155	241
Lease financing	196	105
Total nonaccrual loans	$53,866	$56,630

Restructured Loans
Commercial, financial, and agriculture		$670
Real estate-construction	$18,263	11,047
Real estate mortgage-residential	8,062	2,053
Real estate mortgage-farmland and other commercial enterprises	11,070	4,141
Total restructured loans	$37,395	$17,911

Past Due 90 Days or More and Still Accruing
Commercial, financial, and agriculture		$450
Real estate-construction		477
Real estate mortgage-residential	$98	458
Real estate mortgage-farmland and other commercial enterprises		27
Installment	374	395
Total past due 90 days or more and still accruing	$472	$1,807

Total nonperforming loans	$91,733	$76,348

Ratio of total nonperforming loans to total loans (net of unearned income)	7.5%	6.0%

The net decrease in nonaccrual loans is due partly by four larger-balance commercial real estate credits totaling $7.8 million that are no longer nonaccrual. Of this amount, $1.8 million is attributed to a loan payoff and $5.6 million (net of $380 in charge-offs) represents the Company taking possession of the collateral supporting the three other credits and moving to other real estate owned. Partially offsetting the decrease in nonaccrual loans attributed to the four larger-balance credits is the addition of a single $6.5 million real estate development credit.

Restructured loans occur when a lender, because of economic or legal reasons related to a borrower’s financial difficulty, grants a concession to the borrower that it would not otherwise consider. Restructured loans typically include a reduction of the stated interest rate or an extension of the maturity date, among other possible concessions. For the Company, all of its restructured loans were granted rate concessions at the time of restructuring. Substantially all of the increase in the Company’s restructured loans is secured by real estate. The net increase in restructured loans at September 30, 2010 compared to year-end 2009 was led by a residential real estate development credit in the amount of $9.7 million and a two separate commercial real estate credits totaling $6.2 million. The Company works diligently to identify which of its challenged credits merit a restructuring of terms in order to maximize loan repayments. Cash flow projections are carefully scrutinized prior to restructuring any credits; past due credits are typically not granted concessions.

From time to time the Company’s affiliate banks modify a customer’s loan, but such modifications may not meet the criteria for classification of restructured troubled debt.  The primary reasons for such restructurings are:

•	repricing a loan to a current market rate of interest to a borrower with good credit and adequate collateral value in order to retain the customer,
•
changing the payment frequency from monthly to quarterly, semi-annually or annually where the loan is performing, the borrower has good credit and adequate collateral value and the bank believes valid reasons exist for the change, or

•
extending the interest only payment period of a performing loan where the borrower has good credit and adequate collateral value in instances where a project may still be in a phase of development or leasing-up, but where the bank believes completion will occur in the near future, or such extension is otherwise in the bank’s best interest.

As a modification is made, management evaluates whether the modification meets the criteria to be classified as a troubled debt.  This criteria has two components:

1.	The bank made a concession on the loan terms, and
2.	The borrower was experiencing financial difficulty.

The Company’s loan policy has been recently updated to provide guidance to lending personnel as a result of the recent increase in restructured loans to ensure those that are troubled debt are properly categorized. Additional attention is being given to restructured loans through the oversight of the recently established position of Chief Credit Officer at the parent company to ensure that modifications meeting criteria for restructured loans are identified and properly reported.

The table below sets forth on an aggregate basis at September 30, 2010, the types of non-troubled debt restructurings by loan type, number of loans, average loan balance and modification type:

# of Loans	Loan Type	Average Loan Balance	Range of Loan Balances	Modification Type
4	Commercial, financial and agricultural	$28,638	$6,722 - $45,989	Changed repayment frequency
60	Commercial, financial and agricultural	$61,059	$371 - $1,000,000	lowered interest rate to market rate to retain loan
30	Installment loan	$15,825	$475 - $68,100	lowered interest rate to market rate to retain loan
1	Installment loan	$52,979	n/a	changed repayment frequency
50	Real estate mortgage – farmland and other commercial enterprises	$628,611	$100 - $4,529,503	lowered interest rate to market rate to retain loan
7	Real estate mortgage – farmland and other commercial enterprises	$415,448	$55,000 - $1,249,507	changed repayment frequency
69	Real estate mortgage - residential	$205,516	$1,914 - $5,527,552	lowered interest rate to market to retain loan
7	Real estate mortgage - residential	$36,196	$10,000 - $73,987	changed repayment frequency (in 1 case reduced interest rate to market rate)
1	Real estate mortgage - residential	$192,882	n/a	modify payment terms for estates of deceased borrowers at representative’s request
3	Real estate - construction	$1,395,942	$83,600 - $2,942,530	Lowered interest rate to market rate to retain loan (in 2 cases extended interest only period)

In each of the loan modifications identified in the table, management of the applicable bank determined the loan was not in troubled condition due to the financial status of the borrower and collateral.

The Company’s subsidiary banks have not engaged in loan splitting. Loan splitting is a practice that may occur in work-out situations whereby a loan is divided into two parts – a performing part and a nonperforming part. This benefits a lender by potentially replacing one impaired loan by one smaller good loan and one smaller bad loan. Overall charge-offs and reserve amounts are potentially reduced and the effects of adverse loan classifications  may be diminished.

The Company maintains a comprehensive risk-grading and loan review program, which includes a review of loans to assess risk and assign a grade to those loans, a review of delinquencies, and an assessment of loans for needed charge-offs or placement on non-accrual status. The Company had loans in the amount of $120 million and $105 million at September 30, 2010 and year-end 2009, respectively, which were performing but considered potential problem loans and are not included in the nonperforming loan totals in the table above. These loans, however, are considered in establishing an appropriate allowance for loan losses. The balance outstanding for potential problem credits is mainly a result of ongoing weaknesses in the overall economy that continue to strain the Company and many of its customers, particularly real estate development lending. Potential problem loans include a variety of borrowers and are secured primarily by real estate. At September 30, 2010 the five largest potential problem credits were $27.6 million in the aggregate compared to $31.4 million at year-end 2009 and secured by various types of real estate including commercial, construction properties, and residential real estate development.

Potential problem loans are identified on the Company’s watch list and consist of loans that require close monitoring by management. Credits may be considered as a potential problem loan for reasons that are temporary or correctable, such as for a deficiency in loan documentation or absence of current financial statements of the borrower. Potential problem loans may also include credits where adverse circumstances are identified that may affect the borrower’s ability to comply with the contractual terms of the loan. Other factors which might indicate the existence of a potential problem loan include the delinquency of a scheduled loan payment, deterioration in a borrower’s financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment in which the borrower operates. Certain loans on the Company’s watch list are also considered impaired and specific allowances related to these loans were established in accordance with the appropriate accounting guidance.

Other Real Estate

Other real estate owned (“OREO”) includes real estate properties acquired by the Company through foreclosure. At September 30, 2010 OREO was $29.0 million, a decrease of $2.2 million or 7.1% compared to $31.2 million at year-end 2009. The net decrease in OREO in the first nine months of 2010 was driven mainly by the sale of a commercial real estate property securing a single credit with a carrying value of $5.2 million.

Deposits

A summary of the Company’s deposits are as follows for the periods indicated.

	End of Period			Average
(In thousands)	September 30, 2010	December 31, 2009	Difference	(Nine Months) September 30, 2010	(Twelve Months) December 31, 2009	Difference
Noninterest Bearing
Commonwealth	$102	$13,463	$(13,361)	$1,634	$34,992	$(33,358)
Other	204,034	201,055	2,979	207,108	191,656	15,452
Total	$204,136	$214,518	$(10,382)	$208,742	$226,648	$(17,906)

Interest Bearing
Demand	$244,105	$255,133	$(11,028)	$260,548	$247,235	$13,313
Savings	272,138	258,804	13,334	269,512	256,063	13,449
Time	742,873	904,978	(162,105)	835,589	902,066	(66,477)
Total	$1,259,116	$1,418,915	$(159,799)	$1,365,649	$1,405,364	$(39,715)

Total Deposits	$1,463,252	$1,633,433	$(170,181)	$1,574,391	$1,632,012	$(57,621)

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

The sharp decline in time deposits from year-end 2009 is due in part to the maturity structure of the portfolio and overall liquidity position of the Company. The Company’s liquidity position has enabled it to lower its cost of funds by allowing higher-rate certificates of deposit, particularly those in excess of $100 thousand in outstanding balances, to roll off or reprice at significantly lower interest rates.

Borrowed Funds

Total borrowed funds were $384 million at September 30, 2010, an increase of $20.1 million or 5.5% from $364 million at year-end 2009. Long-term borrowings decreased $9.6 million or 3.0% due mainly to maturing FHLB advances. Short-term borrowings increased $29.6 million or 62.8% due mainly to funds received from the Commonwealth included in short-term repurchase agreements at September 30, 2010. The Company’s short-term funding fluctuates as its overall net funding position changes and, in terms of transactions with the Commonwealth, can fluctuate significantly on a daily basis.

LIQUIDITY

The primary source of funds for the Parent Company is the receipt of dividends from its subsidiaries, cash balances maintained, short term investments, investments in company-owned life insurance, and borrowings from nonaffiliated sources. Payment of dividends by the Company’s subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations.

At September 30, 2010 each of the Company’s bank subsidiaries were required to obtain regulatory approval before declaring or paying a dividend to the Parent Company. First Citizens Bank (“First Citizens”) requires regulatory approval due to statutory restrictions on the amount of distributions that can be made relative to undistributed net income over a period that includes the current year to date period and the previous two calendar years. The Company received $3.0 million in dividends from First Citizens during the third quarter of 2010 and $3.6 million total for the first nine months of 2010.  Farmers Bank, United Bank and Trust Company (“United Bank”), and Citizens Bank of Northern Kentucky (“Citizens Northern”) each must obtain regulatory approval to declare or pay dividends to the Parent Company as a result of increased capital required in connection with recent regulatory exams. Capital ratios at each of the Company’s four subsidiary banks exceed regulatory established “well-capitalized” status at September 30, 2010 under the prompt corrective action regulatory framework; however, Farmers Bank, United Bank, and Citizens Northern are required to maintain capital ratios at higher levels as outlined in their regulatory agreements.  Additional information concerning recent regulatory exams and regulatory capital requirements can be found under the heading “Capital Resources” below.

The Parent Company’s primary uses of cash include the payment of dividends to its common and preferred shareholders, injecting capital into subsidiaries, interest expense on borrowings, and paying for general operating expenses. Due to recent regulatory agreements, dividend payments on the Parent Company’s common and preferred stock and interest payments on its trust preferred borrowings must have regulatory approval before being paid. While regulatory agencies have so far granted approval to all of the Company’s requests to make interest payments on its trust preferred securities and dividends on its preferred stock this quarter, the Company did not (based on the assessment by Company management of both the Company’s capital position and the earnings of its subsidiaries) seek regulatory approval for the payment of common stock dividends.  Moreover, the Company will not pay any such dividend on its common stock in any subsequent quarter until the regulator’s assessment of the earnings of the Company’s subsidiaries, and the Company’s assessment of its capital position, both yield the conclusion that the payment of a Company common stock dividend is warranted.

The Parent Company had cash and cash equivalents of $16.1 million at September 30, 2010, an increase of $8.5 million or 113% from $7.6 million at year-end 2009. Significant cash receipts of the Parent Company during 2010 include $8.6 million proceeds from the liquidation of company-owned life insurance at the Parent Company, $3.6 million in dividends from First Citizens Bank, management fees from subsidiaries of $2.6 million, $1.5 million in dividends from FFKT Insurance, and $750 thousand return of capital from FCB Services. Significant cash payments by the Parent Company during 2010 include $3.1 million additional capital investment in bank subsidiaries, $1.9 million for the payment of common and preferred dividends, salaries, payroll taxes, and employee benefits of $1.7 million, and interest expense on borrowed funds of $1.5 million. The Parent Company may fund any additional external capital requirements of any of its banking subsidiaries from future public or private sales of securities at an appropriate time or from existing resources of the Company, although the Parent Company is currently under no directive by its regulators to raise any additional capital.

In November 2010, $50 million in borrowings mature related to the Company’s $200 million balance sheet leverage transaction that took place in 2007. The Company will fund the repayment of this portion of the borrowings with existing cash equivalents and/or additional proceeds from scheduled and expected bond maturities and calls in the investment securities portfolio.

The Company's objective as it relates to liquidity is to ensure that its subsidiary banks have funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability. In order to maintain a proper level of liquidity, the subsidiary banks have several sources of funds available on a daily basis that can be used for liquidity purposes. Those sources of funds include the subsidiary banks' core deposits, consisting of both business and nonbusiness deposits; cash flow generated by repayment of principal and interest on loans and investment securities; FHLB and other borrowings; and federal funds purchased and securities sold under agreements to repurchase. While maturities and scheduled amortization of loans and investment securities are generally a predictable source of funds, deposit outflows and mortgage prepayments are influenced significantly by general interest rates, economic conditions, and competition in our local markets.  As of September 30, 2010, the Company had $93 million in additional borrowing capacity under various FHLB, federal funds, and other borrowing agreements. However, there is no guarantee that these sources of funds will continue to be available to the Company or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in the Company’s liquidity from these sources.

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

Liquid assets consist of cash, cash equivalents, and available for sale investment securities.  At September 30, 2010, consolidated liquid assets were $692 million, a decrease of $74.5 million or 9.7% from year-end 2009.  The decrease in liquid assets is attributed to a $41.8 million or 7.6% decrease in available for sale investment securities combined with a $32.6 million or 14.9% decrease in net cash and equivalents. Liquid assets have decreased as the Company continues to strategically realign its balance sheet while it deals with a high level of nonperforming assets caused mainly by the effects of a lingering economic downturn.

Net cash provided by operating activities was $21.3 million for the first nine months of 2010, a decrease of $7.3 million or 25.5% compared to $28.6 million for 2009. Net cash provided by investing activities was $97.9 million for 2010 compared to net cash used of $43.5 million for 2009. The $141 million higher net cash inflow in the comparison is mainly due to $92.5 million related to investment securities transactions, $32.7 million related to loan activity, $10.0 million related foreclosed real estate sales, and $8.6 million in connection with the conversion to cash of a portion of company-owned life insurance. For investment securities transactions, the Company had a net cash inflow of $46.7 million in 2010 as maturities and sales activity exceeded purchases. For 2009, the Company had net cash outflow related to investment securities of $45.8 million as net purchases exceeded maturities and sales. Net cash repayments received on loans were $33.8 million for 2010 compared to $1.1 million for 2009 as funding new loans have decreased in the current year. The increase in cash received from foreclosed real estate activity is volume driven. The Company received $8.6 million proceeds upon liquidation of part of its investment in company-owned life insurance at its cash surrender value to boost its cash available to inject into certain of its bank subsidiaries to strengthen their capital positions.

Net cash used in financing activities was $152 million in 2010 compared to net cash provided of $60.4 million for 2009. For 2010, net deposits decreased $170 million partially offset by a net increase in outstanding debt of $20.1 million. For 2009, net cash flows from financing activities were increased by higher deposits of $71.3 million, $30.0 million proceeds from the issuance of preferred stock, partially offset by a decrease in outstanding debt of $34.0 million and the payment of dividends totaling $7.0 million.

Commitments to extend credit are considered in addressing the Company’s liquidity management.  The Company does not expect these commitments to significantly affect the liquidity position in future periods. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options, or similar instruments.

CAPITAL RESOURCES

Company

Consolidated shareholders’ equity was $151 million at September 30, 2010, an increase of $3.7 million or 2.5% compared to December 31, 2009. Retained earnings increased $4.6 million in the first nine months of 2010 consisting of net income of $6.0 million partially offset by dividends and accretion on preferred stock of $1.4 million. There were no dividends declared on common stock in the first nine months of 2010. Other comprehensive income decreased $1.4 million mainly due to an overall net decline in the unrealized gain on available for sale investment securities. The decline in the overall net unrealized gains on available for sale investment securities was driven by the sale of securities in the current year and related gains that were recorded in noninterest income.

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

At September 30, 2010 the Company’s tangible capital ratio was 7.28% compared to 6.56% at year-end 2009. The tangible capital ratio is defined as tangible equity as a percentage of tangible assets. This ratio excludes amounts related to goodwill and other intangible assets. Tangible common equity to tangible assets, which further excludes outstanding preferred stock, was 5.86% at September 30, 2010 compared to 5.25% at year-end 2009.

Consistent with the objective of operating a sound financial organization, the Company’s goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios as of September 30, 2010 and the regulatory minimums are as follows.

	Farmers Capital Bank Corporation	Regulatory Minimum
Tier 1 Risk-based Capital1	15.36%	4.00%
Total Risk-based Capital1	16.62	8.00
Tier 1 Leverage2	9.31	4.00

1Tier 1 Risk-based and Total Risk-based Capital ratios are computed by dividing a bank’s Tier 1 or Total Capital, as defined by regulation, by a risk-weighted sum of the bank’s assets, with the risk weighting determined by general standards established by regulation. The safest assets (e.g., government obligations) are assigned a weighting of 0% with riskier assets receiving higher ratings (e.g., ordinary commercial loans are assigned a weighting of 100%).

2Tier 1 Leverage ratio is computed by dividing a bank’s Tier 1 Capital, as defined by regulation, by its total quarterly average assets.

In the summer of 2009 the Federal Reserve Bank of St. Louis (“FRB St. Louis”) conducted an examination of the parent Company.  Primarily due to the regulatory actions and capital requirements at certain of the Company’s subsidiary banks (as discussed below), the FRB St. Louis and Kentucky Department of Financial Institutions (“KDFI”) proposed the Company enter into a Memorandum of Understanding (“Memorandum”).  The Company’s board approved entry into the Memorandum at a regular board meeting during the fourth quarter of 2009.  Pursuant to the Memorandum, the Company agreed that it would develop an acceptable capital plan to ensure that the consolidated organization remains well-capitalized and each of its subsidiary banks meet the capital requirements imposed by their regulator as described below.

The Company also agreed to reduce its common stock dividend in the fourth quarter of 2009 from $.25 per share down to $.10 per share and not make interest payments on the Company’s trust preferred securities or dividends on its common or preferred stock without prior approval from FRB St. Louis.  Representatives of the FRB St. Louis and KDFI have indicated that any such approval for the payment of dividends will be predicated on a demonstration of adequate, normalized earnings on the part of the Company’s subsidiaries sufficient to support quarterly payments on the Company’s trust preferred securities and quarterly dividends on the Company’s common and preferred stock.  While both regulatory agencies have granted approval of all subsequent quarterly Company requests to make interest payments on its trust preferred securities and dividends on its preferred stock, the Company has not (based on the assessment by Company management of both the Company’s capital position and the earnings of its subsidiaries) sought regulatory approval for the payment of common stock dividends since the fourth quarter of 2009.  Moreover, the Company will not pay any such dividends on its common stock in any subsequent quarter until the regulator’s assessment of the earnings of the Company’s subsidiaries, and the Company’s assessment of its capital position, both yield the conclusion that the payment of a Company common stock dividend is warranted.

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

Subsidiary Banks

The Company’s subsidiary banks are subject to capital-based regulatory requirements which place banks in one of five categories based upon their capital levels and other supervisory criteria.  These five categories are: (1) well-capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized.  To be well-capitalized, a bank must have a Tier 1 Leverage Capital ratio of at least 5% and a Total Risk-based Capital ratio of at least 10%. As of September 30, 2010, the Company’s four subsidiary banks had the following capital ratios for regulatory purposes:

	Tier 1 Leverage Capital Ratio	Total Risk-based Capital Ratio

Farmers Bank	8.40%	16.53%
United Bank	8.31	14.52
First Citizens Bank	8.31	13.34
Citizens Northern	7.82	12.43

Three of the Company’s subsidiary banks, due to recent regulatory exams, are required to maintain capital ratios in excess of the well-capitalized level under the prompt corrective action framework. The capital levels required for these three banks and other requirements related to the applicable regulatory exam are discussed below.

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

At June 30, 2010, Farmers Bank had a Tier 1 Leverage ratio of 7.98% and a Total Risk-based Capital ratio of 15.78%. Subsequent to June 30, 2010, the Parent Company injected into Farmers Bank an additional $200 thousand in capital in order to raise its Tier 1 Leverage ratio to 8.0% to comply with the Memorandum. At September 30, 2010 Farmers Bank had a Tier 1 Leverage ratio of 8.40% and a Total Risk-based Capital ratio of 16.53%.

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

Following is a summary of the level of substandard loans that meet the reporting requirements included in the Memorandum.

Substandard Loans
(Dollars in thousands)		Activity Since Exam Date
As of Exam Date		Increases		Decreases			September 30, 2010
Number of Credits	Balance	Additional Credit/New Classifications	Number of Credits	Principal Payments	Charge Off’s	Transfers1	Balance	Number of Credits

20	$35,103	$24,478	13	$5,813	$3,483	$6,340	$43,945	30

1Represents repossession activity to other real estate owned.

At September 30, 2010 Farmers Bank had 30 credit relationships with an aggregate outstanding balance of $43.9 million that meet the risk reduction criteria established in the Memorandum. Farmers Bank’s targeted outstanding balance of assets meeting the risk reduction criteria established in response to the Memorandum was $37.8 million for September 30, 2010. The outstanding balance at September 30, 2010 is in excess of the target amount due mainly to newly classified credits. Local economic factors have negatively impacted housing markets which have contributed to the increase in nonperforming loans and assets.

The merger of Lawrenceburg Bank into Farmers Bank during the second quarter of 2010 also contributed to the increase in classified balances by $10.2 million. Included in this total are five credit relationships totaling $5.8 million that were classified substandard from the loan portfolio of Lawrenceburg Bank. In addition, there was $4.4 million in outstanding balances at Lawrenceburg Bank representing six credit relationships that also existed at Farmers Bank prior to the merger whereby the loans were participated between the two banks.

Lawrenceburg Bank. As a result of an examination conducted in March 2009, on May 15, 2009, Lawrenceburg Bank entered into a Memorandum with the FRB St. Louis and the KDFI. This Memorandum terminated effective upon Lawrenceburg Bank’s merger into Farmers Bank on May 8, 2010.

United Bank.  As a result of an examination conducted in late July and early August of 2009, the FDIC proposed United Bank enter into a Cease and Desist Order (“Order”) primarily as a result of its level of non-performing assets.  The Order requires United Bank to achieve and maintain a Tier 1 Leverage ratio of 8.0% by June 30, 2010 and a Total Risk-based Capital ratio of 12% immediately.   Subsequent to the Order, the Parent Company injected $10.5 million from its reserves into United Bank. In April 2010, the Parent Company injected an additional $1.9 million of capital into United Bank to bring its Tier 1 Leverage ratio up to the minimum 7.75% as of March 31, 2010 as required by the Order.  At June 30, 2010, United Bank had a Tier 1 Leverage ratio of 8.06% and a Total Risk-based Capital ratio of 14.12%. At September 30, 2010, United Bank had a Tier 1 Leverage ratio of 8.31% and a Total Risk-based Capital ratio of 14.52%.

Additionally, the Order requires United Bank to:

•
continue to retain qualified management, assessed on its ability to comply with the Order, operate United Bank in a safe and sound manner, comply with applicable laws, rules and regulations, and restore United Bank to a safe and sound condition;

•	not add directors or senior executive officers without prior approval of the FDIC and KDFI;
•
comply with certain disclosure guidelines in connection with selling any securities by United Bank to raise capital.  The Company and United Bank do not currently have plans to sell securities of United Bank to raise capital;

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

Following is a summary of the level of substandard loans that meet the reporting requirements included in the Order.

Substandard Loans
(Dollars in thousands)		Activity Since Exam Date
As of Exam Date		Increases		Decreases			September 30, 2010
Number of Credits	Balance	Additional Credit/New Classifications	Number of Credits	Principal Payments	Charge Off’s	Transfers1	Balance	Number of Credits

15	$42,870	$49,481	18	$12,178	$6,330	$12,887	$60,956	29

1Represents repossession activity to other real estate owned.

At September 30, 2010 United Bank had 29 credit relationships with an aggregate outstanding balance of $61.0 million that meet the risk reduction criteria established in the Order. The amount outstanding at September 30, 2010 is below the target level established in the Order.

Citizens Northern.  Citizens Northern was the subject of a regularly scheduled examination by the KDFI which was completed in late May 2010.  As a result of this examination, the KDFI and the FDIC on September 8, 2010 entered into a Memorandum with Citizens Northern.  The Memorandum requires that Citizens Northern obtain written consent prior to declaring or paying a dividend and to increase Tier 1 Leverage ratio to equal or exceed 7.5% prior to September 30, 2010 and to achieve and maintain Tier 1 Leverage ratio to equal or exceed 8.0% prior to December 31, 2010.  At September 30, 2010, Citizens Northern had a Tier 1 Leverage ratio of 7.82% and a Total Risk-based Capital ratio of 12.43%.

In addition to the above capital requirements and dividend restrictions, under the Memorandum Citizens Northern agreed to:

•
present to the FDIC and KDFI a plan for the augmentation of the capital accounts of the bank or other measures to bring the Tier 1 Leverage ratio to 8.0% if such ratio is less than 8.0% of the bank’s total assets as of March 31, June 30, September 30, or December 31 while the Memorandum is in effect;

•
formulate, adopt, and submit for review and comment a written plan of action to lessen its risk position in each asset classified  “Substandard” and “Doubtful” by regulators in the most recent examination, and which aggregated a relationship of $250,000 or more.  Such plan shall include

a) dollar levels to which it will strive to reduce each relationship within 6 and 12 months from the effective date of the Memorandum
b) provisions for the submission of monthly written progress reports to its board of directors for review and notation in the board of directors’ minutes;
•
not extend or renew any additional or existing credit to, or for the benefit of, any borrower who is already obligated in any manner to Citizens Northern on any extension of credit (including any portion thereof) that

a) has been charged off or classified as a “Loss” in the most recent examination or in any subsequent review by its consultants or by a regulatory body, so long as such credit remains uncollected

b) has been classified “Substandard” or “Doubtful” in the most recent examination, on the bank’s internal watch list, or in any subsequent review by its consultants, and is uncollected, unless its board of directors or loan committee has adopted, prior to such extension of credit, a detailed written statement giving the reasons why such extension of credit is in the best interest of the bank. A copy of the statement, including a thorough financial analysis gauging the borrowers financial condition and overall ability to service the existing and new debt, shall be placed in the appropriate loan file and shall be incorporated in the minutes of the applicable loan committee;

•
eliminate from its books, by collection, charge-off or other proper entries, all assets or potions of assets classified “Loss” by the FDIC and KDFI in their most recent examination that have not been previously charged off or collected;

•
take all steps necessary to correct all contraventions of statements of policy and all the violations scheduled on the Violations of Laws and Regulations pages in the most recent examination and adopt procedures to assure future compliance with all applicable statements of policies, laws, rules and regulations;

•
adopt, implement, and adhere to a written profit plan and a realistic, comprehensive budget for all categories of income and expense for calendar years 2010 through 2011. The plan and budgets shall contain formal goals and strategies, and a description of the operating assumptions that form the basis for major projected income and expense components. A copy of the plan and budgets shall be submitted to the FDIC and KDFI upon completion. The written profit plan shall address, at a minimum: income forecasts, national and local economic conditions forecasts, funding strategies, the bank’s asset structure, specific growth objectives, operating costs, and the likely effect of competition from other financial institutions in the bank’s market area. Within 30 days from the end of each calendar quarter following the completion of the profit plan(s) and budget(s), the bank’s board of directors shall evaluate the bank’s actual performance in relation to the plan and budget, record the results of the evaluation, and note any actions taken by the bank in the minutes of the board of directors’ meeting at which such evaluation is undertaken;

•
within 30 days following each calendar quarter after the date of the Memorandum, progress reports covering each of the provisions of the Memorandum shall be submitted to the FDIC and KDFI, until notification that the reports need no longer be submitted. The bank’s board of directors shall review all reports prior to submission and note their considerations in the minutes.

Following is a summary of the level of substandard loans that meet the reporting requirements included in the Memorandum.

Substandard Loans
(Dollars in thousands)		Activity Since Exam Date
As of Exam Date		Increases		Decreases			September 30, 2010
Number of Credits	Balance	Additional Credit/New Classifications	Number of Credits	Principal Payments	Charge Off’s	Transfers1	Balance	Number of Credits

8	$11,857	$3,387	2	$718	$146	$200	$14,180	10

1Represents repossession activity to other real estate owned.

At September 30, 2010 Citizens Northern had 10 credit relationships with an aggregate outstanding balance of $14.2 million that meet the risk reduction criteria established in the Memorandum. The amount outstanding at September 30, 2010 exceeds the $14.1 million target level established in response to the Memorandum by $80 thousand.

The Parent Company, Farmers Bank, and United Bank each believe that all issues of the regulatory agreements to which they are subject as described above have been addressed, although only the respective regulatory agencies can determine if compliance with the applicable regulatory agreements have been met. Citizens Northern is in the process of complying with each of the stipulations in its Memorandum, as the dates of compliance with certain of those stipulations are not yet effective. The Company and its subsidiary banks are in compliance with the requirements identified in the regulatory agreements as of September 30, 2010, with the exception that the level of substandard loans at Farmers Bank and Citizens Northern exceed their target amount as described above. Regulators continue to monitor the Company’s progress and compliance with the agreements. The Parent Company, Farmers Bank, and United Bank were subject to their annual regulatory examinations in the third quarter of 2010, but reports related to those examinations have not been completed.

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

At September 30, 2010, the model indicated that if rates were to gradually increase by 75 basis points during the remainder of the calendar year, then net interest income and net income would increase .17% and 1.28%, respectively for the year ending December 31, 2010 when compared to the forecasted results for the most likely rate environment.  The model indicated that if rates were to gradually decrease by 75 basis points over the same period, then net interest income and net income would decrease .02% and .01%, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended September 30, 2010 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

As of September 30, 2010, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted.  Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material effect upon the consolidated financial statements of the Company.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

At various times, the Company’s Board of Directors has authorized the purchase of shares of the Company’s outstanding common stock. No stated expiration dates have been established under any of the previous authorizations. There were no Company shares purchased during the quarter ended September 30, 2010. There are 84,971 shares that may still be purchased under the various authorizations.

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

Date:	11-3-10	/s/ Lloyd C. Hillard, Jr.
Lloyd C. Hillard, Jr.
President and CEO
(Principal Executive Officer)

Date:	11-3-10	/s/ Doug Carpenter
C. Douglas Carpenter
Senior Vice President, Secretary, and CFO
(Principal Financial and Accounting Officer)