Form 10-K
period 2010-12-31
FARMERS CAPITAL BANK CORP
filed 2011-03-11
CIK 713095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes ☐	No ☒

The aggregate market value of the registrant’s outstanding voting stock held by non-affiliates on June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was $33.5 million based on the closing price per share of the registrant’s common stock reported on the NASDAQ.

As of March 7, 2011 there were 7,411,676 shares of common stock outstanding.

Documents incorporated by reference:

Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2011 Annual Meeting of Shareholders are incorporated by reference into Part III.

An index of exhibits filed with this Form 10-K can be found on page 123.

FARMERS CAPITAL BANK CORPORATION
FORM 10-K

PART I

Item 1. Business

The disclosures set forth in this item are qualified by Item 1A (“Risk Factors”) beginning on page 27 and the section captioned “Forward-Looking Statements” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) beginning on page 42 of this report and other cautionary statements contain elsewhere in this report.

Organization
Farmers Capital Bank Corporation (the “Registrant”, “Company”, “we”, “us”, or “Parent Company”) is a bank holding company with four bank subsidiaries.  The Registrant was originally formed as a bank holding company under the Bank Holding Company Act of 1956, as amended, on October 28, 1982 under the laws of the Commonwealth of Kentucky.  During 2000, the Federal Reserve Board granted the Company financial holding company status. The Company withdrew its financial holding company election subsequent to the sale KHL Holdings, LLC (“KHL Holdings”) during the third quarter of 2009. The Company’s subsidiaries provide a wide range of banking and bank-related services to customers throughout Central and Northern Kentucky.  The four bank subsidiaries owned by the Company include Farmers Bank & Capital Trust Company ("Farmers Bank"), Frankfort, Kentucky; United Bank & Trust Company ("United Bank"), Versailles, Kentucky; First Citizens Bank (“First Citizens”), Elizabethtown, Kentucky; and Citizens Bank of Northern Kentucky, Inc. (“Citizens Northern”), Newport, Kentucky. The Lawrenceburg Bank and Trust Company ("Lawrenceburg Bank"), Lawrenceburg, Kentucky, which previously was a separate bank subsidiary of the Parent Company, was merged into Farmers Bank during the second quarter of 2010.

The Company also owns FCB Services, Inc., ("FCB Services"), a nonbank data processing subsidiary located in Frankfort, Kentucky; FFKT Insurance Services, Inc., (“FFKT Insurance”), a captive property and casualty insurance company in Frankfort, Kentucky; EKT Properties, Inc., established during 2008 to manage and liquidate certain real estate properties repossessed by the Company; and Farmers Capital Bank Trust I (“Trust I”), Farmers Capital Bank Trust II (“Trust II”), and Farmers Capital Bank Trust III (“Trust III”), which are unconsolidated trusts established to complete the private offering of trust preferred securities. In the case of Trust I and Trust II, the proceeds of the offerings were used to finance the cash portion of the acquisition in 2005 of Citizens Bancorp Inc. (“Citizens Bancorp”), the former parent company of Citizens Northern. For Trust III, the proceeds of the offering were used to finance the cost of acquiring Company shares under a share repurchase program during 2007.

Kentucky General Holdings, LLC, (“Kentucky General”), in Frankfort, Kentucky, was a nonbank subsidiary of the Parent Company until it was dissolved during the third quarter of 2010. During 2009 Kentucky General sold its entire interest in KHL Holdings, the parent company of Kentucky Home Life Insurance Company (“KHL Insurance”).

The Company provides a broad range of financial services at its 36 locations in 23 communities throughout Central and Northern Kentucky to individual, business, agriculture, government, and educational customers. Its primary deposit products are checking, savings, and term certificate accounts.  Its primary lending products are residential mortgage, commercial lending, and consumer installment loans. Substantially all loans and leases are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans and leases are expected to be repaid from cash flow from operations of businesses. Farmers Bank has served as the general depository for the Commonwealth of Kentucky for over 70 years and also provides investment and other services to the Commonwealth. Other services provided by the Company include, but are not limited to, cash management services, issuing letters of credit, safe deposit box rental, and providing funds transfer services.  Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions and federal funds sold.

While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis.   Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable segment.  As of December 31, 2010, the Company had $1.9 billion in consolidated assets.

Organization Chart
Subsidiaries of Farmers Capital Bank Corporation at December 31, 2010 are indicated in the table that follows. Percentages reflect the ownership interest held by the parent company of each of the subsidiaries. Tier 2 subsidiaries are direct subsidiaries of Farmers Capital Bank Corporation. Tier 3 subsidiaries are direct subsidiaries of the Tier 2 subsidiary listed immediately above them. Tier 4 subsidiaries are direct subsidiaries of the Tier 3 subsidiary listed immediately above them. Tier 5 subsidiaries are direct subsidiaries of the Tier 4 subsidiary listed immediately above them.

Tier	Entity
1	Farmers Capital Bank Corporation, Frankfort, KY (Parent Company)

2	United Bank & Trust Company, Versailles, KY 100%
3	EGT Properties, Inc., Georgetown, KY 100%
4	NUBT Properties, LLC, Georgetown, KY 83%
5	Flowing Creek Realty, LLC, Bloomfield, IN 67%

2	Farmers Bank & Capital Trust Company, Frankfort, KY 100%
3	Farmers Bank Realty Co., Frankfort, KY 100%
3	Leasing One Corporation, Frankfort, KY 100%
3	EG Properties, Inc., Frankfort, KY 100%
3	FA Properties, Inc., Frankfort, KY 100%
3	FORE Realty, LLC, Frankfort, KY 100%
3	LORE Realty, LLC, Frankfort, KY 100%
3	Austin Park Apartments, LTD, Frankfort, KY 99%
3	Frankfort Apartments II, LTD, Frankfort, KY 99.9%
3	St. Clair Properties, LLC, Frankfort, KY 95%
3	Farmers Capital Insurance Corporation, Frankfort, KY 100%
4	Farmers Fidelity Insurance Agency, LLP, Lexington, KY 50%

2	First Citizens Bank, Elizabethtown, KY 100%

2	Citizens Bank of Northern Kentucky, Inc., Newport, KY 100%
3	ENKY Properties, Inc., Newport, KY 100%
4	NUBT Properties, LLC, Georgetown, KY 17%
5	Flowing Creek Realty, LLC, Bloomfield, IN 67%

2	FCB Services, Inc., Frankfort, KY 100%

2	FFKT Insurance Services, Inc., Frankfort, KY 100%

2	Farmers Capital Bank Trust I, Frankfort, KY 100%

2	Farmers Capital Bank Trust II, Frankfort, KY 100%

2	Farmers Capital Bank Trust III, Frankfort, KY 100%

2	EKT Properties, Inc. Frankfort, KY 100%

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

Farmers Bank is the largest bank operating in Franklin County based on total bank deposits in the county.  It conducts business at its principal office and four branches in Frankfort, the capital of Kentucky, as well as two branches in Anderson County, Kentucky, and one branch each in Mercer County, Kentucky and Boyle County, Kentucky.  The market served by Farmers Bank is diverse, and includes government, commerce, finance, industry, medicine, education and agriculture.  The bank serves many individuals and corporations throughout Central Kentucky.  On December 31, 2010, it had total consolidated assets of $750 million, including loans net of unearned income of $422 million.  On the same date, total deposits were $570 million and shareholders' equity totaled $67.2 million.

On October 23, 2009, the Company announced that it was in the preliminary stages of merging Lawrenceburg Bank into Farmers Bank.  The Company applied for regulatory approval for the merger in the first quarter of 2010 and the merger was effective during the second quarter of 2010.

Farmers Bank had ten active subsidiaries during 2010:  Farmers Bank Realty Co. ("Farmers Realty"), Leasing One Corporation ("Leasing One"), Farmers Capital Insurance Corporation (“Farmers Insurance”), EG Properties, Inc. (“EG Properties”), FA Properties, Inc. (“FA Properties”), FORE Realty, LLC (“FORE Realty”), LORE Realty, LLC (“LORE Realty”), St. Clair Properties, LLC (“St. Clair Properties”), Austin Park Apartments, LTD (“Austin Park”), and Frankfort Apartments II, LTD (“Frankfort Apartments”).

Farmers Realty was incorporated in 1978 for the purpose of owning certain real estate used by the Company and Farmers Bank in the ordinary course of business.  Farmers Realty had total assets of $3.8 million on December 31, 2010.

Leasing One was incorporated in August 1993 to operate as a commercial equipment leasing company.  It is located in Frankfort and is licensed to conduct business in twelve states.  At year-end 2010, it had total assets of $14.7 million, including leases net of unearned income of $7.8 million. The board of directors of Leasing One has reduced the staff and curtailed new lending for the present time.  Servicing existing leases and terming out residuals are the extent of its ongoing activity at the present time.

Farmers Insurance was organized in 1988 to engage in insurance activities permitted to the Company under federal and state law.  Farmers Bank capitalized this corporation in December 1998.   Farmers Insurance acts as an agent for Stewart Title Guaranty Company.  At year-end 2010 it had total assets of $241 thousand.  Farmers Insurance holds a 50% interest in Farmers Fidelity Insurance Company, LLP (“Farmers Fidelity”).  The Creech & Stafford Insurance Agency, Inc., an otherwise unrelated party to the Company, also holds a 50% interest in Farmers Fidelity. Farmers Fidelity is a direct writer of property and casualty coverage, both individual and commercial.

In November 2002 Farmers Bank incorporated EG Properties.  EG Properties is involved in real estate management and liquidation for certain properties repossessed by Farmers Bank.  It had total assets of $6.2 million at December 31, 2010.

In July 2008, Farmers Bank incorporated FA Properties, which owns automobiles that are used by the Company and Farmers Bank in the ordinary course of business. It had total assets of $380 thousand at year-end 2010. FORE Realty and LORE Realty were organized in December 2009 and February 2010, respectively, for the purpose of managing and liquidating certain other properties repossessed by Farmers Bank. At year-end 2010 FORE Realty had total assets of $67 thousand; LORE Realty was dissolved effective January 1, 2011.

Farmers Bank is a limited partner in Austin Park and Frankfort Apartments, two low income housing tax credit partnerships located in Frankfort, Kentucky.  These investments provide for federal income tax credits to the Company.  Farmers Bank’s aggregate investment in these partnerships was $417 thousand at year-end 2010. In December 2009 Farmers Bank became a limited partner in St. Clair Properties. The objective of St. Clair Properties is to restore and preserve certain qualifying historic structures in Frankfort for which the Company receives federal and state tax credits. Farmers Bank’s investment in St. Clair Properties was less than $10 thousand at year-end 2010.

Lawrenceburg Bank
On June 28, 1985, the Company acquired Lawrenceburg Bank, a state chartered bank originally organized in 1885 in Anderson County. As mentioned above, Lawrenceburg Bank was merged into Farmers Bank during the second quarter of 2010. Based on deposits at its Anderson County locations, Farmers Bank has the largest market presence in Anderson County.

United Bank and Subsidiary
On February 15, 1985, the Company acquired United Bank, a state chartered bank originally organized in 1880.  It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers.  On November 1, 2008, the Company merged Farmers Bank & Trust Company (“Farmers Georgetown”) and Citizens Bank of Jessamine County (“Citizens Jessamine”) into United Bank. Each of these three banks was previously a wholly-owned subsidiary of the Company. United Bank conducts business in its principal office and two branches in Woodford County, Kentucky, four branches in Scott County, Kentucky, three branches in Fayette County, Kentucky, and four branches in Jessamine County, Kentucky.  Based on total bank deposits in Woodford County, United Bank is the second largest bank operating in Woodford County with total consolidated assets of $614 million and total deposits of $448 million at December 31, 2010.

United Bank had one subsidiary during 2010, EGT Properties, Inc. EGT Properties was created in March 2008 and is involved in real estate management and liquidation for certain repossessed properties of United Bank.  In addition, EGT Properties holds an 83% interest in NUBT Properties, LLC (“NUBT”), the parent company of Flowing Creek Realty, LLC (“Flowing Creek”). Flowing Creek holds real estate that has been repossessed by United Bank and Citizens Northern along with parties unrelated to the Company. NUBT holds a 67% interest in Flowing Creek and unrelated financial institutions hold the remaining 33% interest. EGT Properties had total assets of $22.0 million at year-end 2010.

Prior to 2009, United Bank operated EV Properties, Inc. (“EV Properties”). EV Properties was involved in real estate management and liquidation for certain properties repossessed by United Bank. EV Properties was dissolved on December 31, 2008.

Farmers Georgetown
On June 30, 1986, the Company acquired Farmers Georgetown, a state chartered bank originally organized in 1850 located in Scott County, Kentucky. On November 1, 2008, the Company merged Farmers Georgetown into United Bank. Based on deposits at its Scott County locations, United Bank has the largest market presence in Scott County.

Citizens Jessamine
On October 1, 2006, the Company acquired Citizens National Bancshares (“Citizens Bancshares”), the former one-bank holding company of Citizens Jessamine. Citizens Bancshares was subsequently merged into the Company, leaving Citizens Jessamine as a direct subsidiary of the Company. Citizens Jessamine, organized in 1996 as a national charter bank located in Jessamine County, Kentucky, was merged into United Bank on November 1, 2008.  Based on deposits at its Jessamine County locations, United Bank has the largest market presence in Jessamine County.

First Citizens
On March 31, 1986, the Company acquired First Citizens, a state chartered bank originally organized in 1964.  It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. It conducts business at its main office and three branches in Hardin County, Kentucky along with two branch offices in Bullitt County, Kentucky.  During 2003 First Citizens incorporated EH Properties, Inc.  This company was involved in real estate management and liquidation for certain properties repossessed by First Citizens prior to it being dissolved in January, 2007.

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

Based on total bank deposits in Hardin County, First Citizens ranks third in size compared to all banks operating in Hardin County.  Total assets were $296 million and total deposits were $250 million at December 31, 2010.

Citizens Northern and Subsidiary
On December 6, 2005, the Company acquired Citizens Bancorp in Newport, Kentucky.  Citizens Bancorp was subsequently merged into Citizens Acquisition, a former bank holding company subsidiary of the Company. During January 2007, Citizens Acquisition was merged into the Company, leaving Citizens Northern as a direct subsidiary of the Company. Citizens Northern is a state chartered bank organized in 1993 and is engaged in a general banking business providing full service banking to individuals, businesses, and governmental customers.  It conducts business in its principal office in Newport and four branches in Campbell County, Kentucky, one branch in Boone County, Kentucky and two branches in Kenton County, Kentucky. Based on total bank deposits in Campbell County, Citizens Northern ranks third in size compared to all banks operating in Campbell County.  At year-end 2010 it had total assets and deposits of $250 million and $201 million, respectively. Citizens Financial Services, formerly an investment brokerage subsidiary of Citizens Acquisition, was dissolved during 2006.

In March 2008 Citizens Northern incorporated ENKY Properties, Inc. (“ENKY”). ENKY was established to manage and liquidate certain real estate properties repossessed by Citizens Northern. In addition, ENKY holds a 17% interest in NUBT, the parent company of Flowing Creek. Flowing Creek holds real estate that has been repossessed by Citizens Northern and United Bank along with parties unrelated to the Company. NUBT holds a 67% interest in Flowing Creek and unrelated financial institutions hold the remaining 33% interest. ENKY had total assets of $1.1 million at year-end 2010.

Nonbank Subsidiaries
FCB Services, organized in 1992, provides data processing services and support for the Company and its subsidiaries.  It is located in Frankfort, Kentucky. It also performs data processing services for nonaffiliated entities.  FCB Services had total assets of $3.2 million at December 31, 2010.

Kentucky General was incorporated in November 2004. Kentucky General previously held a 50% voting interest in KHL Holdings prior to its sale during the third quarter of 2009.  KHL Holdings owned a 100% interest in KHL Insurance that it acquired in 2005. KHL Insurance writes credit life and health insurance in Kentucky.

EKT was created in September 2008 to manage and liquidate certain real estate properties repossessed by the Company’s subsidiary banks. On December 31, 2010, EKT had total assets of $4.1 million.

Kentucky General Life Insurance Company was incorporated during 2000 to engage in insurance activities permitted by federal and state law.  This corporation has remained inactive since its inception and was dissolved during 2010.

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

FFKT Insurance was incorporated during 2005. It is a captive property and casualty insurance company insuring primarily deductible exposures and uncovered liability related to properties of the Company. It had total assets of $3.3 million at December 31, 2010.

Lending Summary
A significant part of the Company’s operating activities include originating loans, approximately 87% of which are secured by real estate at December 31, 2010.  Real estate lending primarily includes loans secured by owner and non-owner occupied one-to-four family residential properties as well as commercial real estate mortgage loans to developers and owners of other commercial real estate.  Real estate lending primarily includes both variable and adjustable rate products.  Loan rates on variable rate loans generally adjust upward or downward immediately based on changes in the loan’s index, normally prime rate as published in the Wall Street Journal.  Rates on adjustable rate loans move upward or downward after an initial fixed term of normally one, three, or five years. Rate adjustments on adjustable rate loans are made annually after the initial fixed term expires and are indexed mainly to shorter-term Treasury indexes.  Generally, variable and adjustable rate loans contain provisions that cap the amount of interest rate increases over the life of the loan of up to 600 basis points and lifetime floors of 100 basis points. In addition to the lifetime caps and floors on rate adjustments, loans secured by residential real estate typically contain provisions that limit annual increases at a maximum of 100 basis points. There is typically no annual limit applied to loans secured by commercial real estate.

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

Commercial lending and real estate construction lending, including commercial leasing, generally includes a higher degree of credit risk than other loans, such as residential mortgage loans.  Commercial loans, like other loans, are evaluated at the time of approval to determine the adequacy of repayment sources and collateral requirements.  Collateral requirements vary to some degree among borrowers and depend on the borrower’s financial strength, the terms and amount of the loan, and collateral available to secure the loan.  Credit risk results from the decreased ability or willingness to pay by a borrower.  Credit risk also results when a liquidation of collateral occurs and there is a shortfall in collateral value as compared to a loan’s outstanding balance.  For construction loans, inaccurate initial estimates of a project’s costs and the property’s completed value could weaken the Company’s position and lead to the property having a value that is insufficient to satisfy full payment of the amount of funds advanced for the property.  Secured and unsecured consumer loans generally are made for automobiles, boats, and other motor vehicles.  In most cases loans are restricted to the subsidiaries' general market area.

Loan Policy
The Company has a company-wide lending policy in place that is amended and approved from time to time as needed to reflect current economic conditions and product offerings in its markets.  The policy has established minimum standards that each of its bank subsidiaries must adopt. Additionally, the policy is subject to amendment based on positive and negative trends observed within the lending portfolio as a whole.  As an example, the loan to value limits contained within the policy were reduced during 2009 due to the declining economy and the attendant real estate market decline.  While new appraisals now reflect that decline, appraisal reviews and downward adjustments are a continuing area of focus to reduce credit risk.  The lending policy is evaluated for underwriting criteria by the Company’s internal audit department in its loan review capacity as well as by regulatory authorities.  Suggested revisions from these groups are taken into account, analyzed, and implemented by management where improvements are warranted.

The Company’s subsidiary banks may amend their lending policy so long as the amendment is no less stringent than the company-wide lending policy. These amendments are done within the control structure and oversight of the parent company.  The Company’s board of directors voted in favor of a recommendation from management during 2009 to create the position of Chief Credit Officer.  This position oversees all lending at affiliate institutions where the size and risk of individual credits are deemed significant to the Company.  The Chief Credit Officer also monitors trends in asset quality, portfolio composition, concentrations of credit, reports of examinations, internal audit reports, work-out strategies for large credits, and other responsibilities as matters evolve.

Procedures
The lending policy lists the products and credit services offered by each of the Company’s subsidiary banks.   Each product and service has an established written procedure to adhere to when transacting business with a customer.   The lending policy also establishes pre-determined lending authorities for loan officers commensurate with their abilities and experience.  Further, the policy establishes committees to review and approve or deny credit requests at various lending amounts.  This includes subcommittees of the bank boards of directors and, at certain lending levels, the entire bank board.

Generally, for loans in excess of $1 million, the bank subsidiaries full board of directors will be presented with the loan request. This only occurs when the credit has first been recommended by the loan officer and chief credit officer, and then by the directors’ loan committee.  When loan requests are within policy guidelines and the amount requested is within their lending authority, lenders are permitted to approve and close the transaction.  A review of the loan file and documentation takes place within 30 days to ensure policy and procedures are being followed.  Approval authorities are under regular review for adjustment by affiliate management and the parent company.  Loan requests outside of standard policy may be made on a case by case basis when justified, documented, and approved by the board of directors of the subsidiary bank.

Underwriting
Underwriting criteria for all types of loans are prescribed within the lending policy.

Residential Real Estate
Residential real estate mortgage lending makes up the largest portion of the loan portfolio.  The outstanding balances in this classification of loans have been stable, representing roughly one-third of the portfolio in each of the previous five-year period. This component of the loan portfolio has experienced the least amount of delinquency and charge offs within the affiliated banks.

Underwriting criteria and procedures for residential real estate mortgage loans include:

•	Monthly debt payments of the borrower to gross monthly income should not exceed 45% with stable employment.
•	Interest rate shocks are applied for variable rate loans to determine repayment capabilities at elevated rates.
•	Loan to value limits of up to 90%. Loan to value ratios exceeding 90% require additional third party guarantees.
•	A thorough credit investigation using the three nationally available credit repositories.
•	Incomes and employment is verified.
•	Insurance is required in an amount to fully replace the improvements with the lending bank named as loss payee/mortgagee.
•	Flood certifications are procured to ensure the improvements are not in a flood plain or are insured if they are within the flood plain boundaries.
•
Collateral is investigated using current appraisals and is supplemented by the loan officer’s knowledge of the locale and salient factors of the local market.  Only appraisers which are state certified or licensed and on the banks’ approved list are utilized to perform this service.

•	Title attorneys and closing agents are required to maintain malpractice liability insurance and be on the banks approved list.
•	Secondary market mortgages must meet the underwriting criteria of the purchasers, which is generally the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.
•	Adjustable rate owner occupied home loans are tied to market based rates such as are published by the Federal Reserve, commonly the one year constant maturity Treasury bill is used.
•	Residential real estate mortgage loans are made for terms not to exceed 30 years.

Commercial Real Estate
Commercial real estate lending underwriting criteria is documented in the lending policy. Underwriting criteria and procedures for commercial real estate loans include:

•	Procurement of Federal income tax returns and financial statements for the past 3 years and related supplemental information deemed relevant.
•	Detailed financial and credit analysis is performed and presented to various committees.
•
Cash investment from the applicant in an amount equal to 20% of cost (loan to value ratio not to exceed 80%).  Additional collateral may be taken in lieu of a full 20% investment in limited circumstances.

•	Cash flows from the project financed and global cash flow of the principals and their entities must produce a minimum debt coverage ratio of 1.25:1.
•	Past experience of the customer with the bank.
•	Experience of the investor in commercial real estate.
•	Tangible net worth analysis.
•	Interest rate shocks for variable rate loans.
•	General and local commercial real estate conditions.
•	Alternative uses of the security in the event of a default.
•	Thorough analysis of appraisals.
•	References and resumes are procured for background knowledge of the principals/guarantors.
•	Credit enhancements are utilized when necessary and or desirable such as assignments of life insurance and the use of guarantors and firm take-out commitments.
•	Frequent financial reporting is required for income generating real estate such as: rent rolls, tenant listings, average daily rates and occupancy rates for hotels.
•	Commercial real estate loans are made with amortization terms not to exceed 20 years.

Real Estate Construction
Real estate construction lending has declined due to recent economic conditions. Where the Company’s markets continue to demonstrate demand, construction lending is continuing with close monitoring of the local economy. At year-end 2010, real estate construction lending comprised approximately 13% of the total loan portfolio.

Real estate construction lending underwriting criteria is documented in the lending policy. Underwriting criteria and procedures for such lending include:

•	20% capital injection from the applicant (loan to value ratio not to exceed 80%).
•	25% capital injection for land acquisition for development (loan to value ratio not to exceed 75%).
•	Pre-sell, pre-lease, and take out commitments are procured and evaluated/verified.
•	Draw requests require documentation of expenses.
•	On site progress inspections are completed to protect the lending bank affiliate.
•	Control procedures are in place to minimize risk on construction projects such as conducting lien searches and requiring affidavits.
•	Lender on site visits and periodic financial discussions with owners/operators.
•	Real estate construction loans are made for terms not to exceed 12 months and 18 months for residential and commercial purposes, respectively.

Commercial, Financial, and Agriculture
Commercial, financial, and agriculture lending underwriting criteria is documented in the lending policy. Underwriting criteria and procedures for such loans are detailed below.

For commercial loans secured by business assets, the following loan to value ratios and debt coverage are required by policy:

•	Inventory 50%.
•	Accounts receivable less than 90 days past due 75%.
•	Furniture, fixtures, and equipment 60%.
•	Borrowing-base certificates are required for monitoring asset based loans.
•
Stocks, bonds, and mutual funds are often pledged by business owners. Marketability and volatility is taken into account when valuing these types of collateral and lending is generally limited to 60% of their value.

•	Debt coverage ratios from cash flows must meet the policy minimum of 1.25:1. This coverage applies to global cash flow and guarantors, if any.
•
Commercial loans secured by business assets are made for terms to match the economic useful lives of the asset securing the loan. Loans secured by furniture, fixtures, and equipment are made for terms not to exceed seven years.

Loans to financial institutions are generally secured by the capital stock of the financial institution with a loan to value ratio not to exceed 60% and repayment terms not exceeding 10 years. Capital stock values of non-public companies are determined by common metrics such as a multiple of tangible book value or by obtaining third party estimates. Financial covenants are also obtained that require the borrower to maintain certain levels of asset quality, capital adequacy, liquidity, profitability, and regulatory compliance. At year-end 2010, loans to financial institutions were $16.4 million. The Company has not experienced any loan losses related to financial institutions.

Agricultural lending, such as for tobacco or corn, is limited to 75% of expected sales proceeds while lending for cattle and farm equipment is capped at 80% loan to value.

Interest Only Loans
Interest only loans are limited to construction lending and properties recently completed and undergoing an occupancy stabilization period.  These loans are short-term in nature, usually with maturities of less than one year.

Installment Loans
Installment lending is a relatively small component of the Company’s portfolio mix, reflecting 2.4% of outstanding loans at year-end 2010.  These loans predominantly are direct loans to established bank customers and primarily include the financing of automobiles, boats, and other consumer goods.  The character, capacity, collateral, and conditions are evaluated using policy restraints. Installment loans are made for terms of up to 5 years.

Installment lending underwriting criteria and procedures for such financing include:

•	Required financial statement of the applicant for loans in excess of $20,000.
•	Past experience of the customer with the bank.
•	Monthly debt payments of the borrower to gross monthly income should not exceed 45% with stable employment.
•	Secured and unsecured loans are made with a definite repayment plan which coincides with the purpose of the loan.
•	Borrower’s unsecured debt must not exceed 25% of the borrower’s net worth.
•	Verification of borrower’s income.

Lease Financing
Lease financing is also a relatively small component of the Company’s portfolio, representing 1.3% of outstanding loans at year-end 2010.  Lease receivables are generally obtained through indirect sources such as equipment brokers and dealers.  The board of directors of the Company’s Leasing One subsidiary has reduced the staff and curtailed new lending in this environment for the present time.  Servicing existing leases and terming out residuals are the extent of its ongoing activity at the present time.

Lease financing underwriting criteria is documented by policy. Underwriting criteria and procedures for such financing include:

•	Lessee must be a commercial entity.
•	Lessee must be in business for a minimum of two years.
•	Leased equipment must be of essential use to lessee’s business.
•	Residual positions taken will not exceed 20% of original equipment cost.
•	Leasing terms generally not to exceed five years; used equipment and computers not to exceed three years.
•	Personal and/or corporate financial statements or tax returns required for all financing requests. Submission of updated financial statements annually.
•	Credit reports must be clear of judgments and bankruptcies and chronic delinquency paying habits.
•	Bank and trade references must report satisfactory references.

Hybrid Loans
The Company and its subsidiary banks have a policy of not underwriting, originating, selling or holding hybrid loans.  The Company does not currently hold hybrid loans.  Hybrid loans include payment option adjustable rate mortgages (ARM’s), negative amortization loans, and stated income/stated asset loans.

Appraisals
The value of real estate in the Company’s markets has generally declined as a result of the economic downturn beginning in 2008. Net charge-offs have been negatively impacted by slower sales and excess inventory related to loans secured by real estate developments. The slower sales and excess inventory has decreased the cash flow and financial prospects of many borrowers, particularly those in the real estate development and related industries and reduced the estimated fair value of the collateral securing these loans.

The Company uses independent third party state-certified or licensed appraisers. These appraisers take into account local market conditions when preparing their estimate of fair value. However, management of the Company will often include refinements in the appraised value for estimated costs to sell as required under relevant accounting standards.

The Company evaluates appraisals it receives from independent third parties subsequent to the appraisal date by monitoring transactions in its markets and comparing them to its projects that are similar in nature. The Company’s internal audit department periodically reviews appraisals on a test basis to determine that assumptions used in appraisals remain valid and are not stale. New appraisals are obtained if market conditions significantly impact collateral values for those loans that are identified as impaired. Internal audit reviews appraisals related to all of the Company’s impaired loans and repossessed properties at least annually.

The Company considers appraisals it receives on one property as a means to extrapolate the estimated value for other collateral of similar characteristics if that property may not otherwise have a need for an appraisal. Should a borrower’s financial condition continue to deteriorate, an updated appraisal on that specific collateral will be obtained.

Appraisals obtained for construction and development lending purposes are performed by state licensed or state-certified appraisers who are credentialed and on the Company’s approved list.  Plans and specifications are provided to the appraiser by bank personnel not directly involved in the credit approval process.  The appraisals conform to the standards of appraisal practices established by the Appraisal Standards Board in effect at the time of the appraisal. This includes net present value accounting for construction and development loans on an “as completed” basis.

Appraisal reviews are conducted internally by bank personnel familiar with the local market and who are not directly involved in the credit approval process.  Bank personnel do not increase the valuation from the appraisal but may, in some instances, make a reduction. Upon completion, a follow up site visit by the appraiser is completed to verify the property was improved per the original plans and specifications and recertify, if appropriate, the original estimate of “as completed” market value.  There are two circumstances where management may make adjustments to appraisals:

As discussed above, construction and development appraisals are on an “as completed” basis.  If work remains to be completed on a financed project, management will reduce the estimated value in the appraisal by the cost estimated to complete the work and, if required by the loan balance, establish reserves allocated to the loan or write down the loan based on the need to complete such work.

If an appraisal for given collateral is still valid (e.g. less than one year old, etc.), but due to market conditions and the bank’s familiarity with comparable property sales in the market the appraised value appears high, management may adjust downward from the last appraisal its estimate of the value of the collateral and, in turn, establish reserves allocated to the loan or write down the loan to reflect this downward adjustment.

Loan to value ratios are typically well under 100% at inception which gives the Company a cushion as collateral values fall.  However, when updated appraisals reveal collateral exposure (i.e. the value of the collateral is less than originally estimated and no longer supports the loan balance), negotiations ensue with the borrower aimed at providing additional collateral support for the credit.  This may be in many forms as determined by the financial holdings of the borrower.  If not available, third party support for the credit is pursued (e.g., guarantors, equity investors).  If negotiations fail to provide additional adequate collateral support, reserves are allocated to the loan or the loan is written down to the fair value of the collateral less the estimated costs to sell.

When a construction loan or development loan is downgraded, a new appraisal is ordered contemporaneously with the downgrade.  The appraisers are instructed to give a fair value based upon both an “as is” basis and an “as completed” basis.  The twofold purpose is to facilitate management’s decision making process in determining the cost benefits of completing a project vs. marketing the project as is.

The carrying value of a downgraded loan or non performing asset wherein the underlying collateral is an incomplete project is based on a fresh appraisal at the “as is” value.  The current appraisal is a compilation of the most recent sales available and therefore includes the risk premium established by the market conditions.  When the comparable sales are not deemed to be reliable or the adjustments are not satisfactory, management will make appropriate adjustments to the fair value which includes a risk premium (discount) deducted using the discounted cash flow framework.  The reserve or write down is expended upon completion of the appraisal and other relevant information assessment.

Interest Reserves
Interest reserves represent funds loaned to a borrower for the payment of interest during the development phase on certain construction and development loans. Interest reserves were a common industry practice when banks were more actively lending in their markets and the predictability of a sale or stabilization of the project had a high probability.  The interest reserve is a component of the loan proceeds which is determined at the loan’s inception after a full evaluation of the sources and uses of funds for the project, and is intended to match the project’s debt service requirements with its expected cash flows. In all construction lending projects, we monitor the project to determine if it is being completed as planned and if sales/stabilization projections are being met.

Since the real estate market has diminished over time, the Company has been less active in construction and development lending and the use of the interest reserves. For present and future construction and development loan requests, borrowers must show sufficient cash reserves and significant excess cash flow from all sources in addition to other underwriting criteria measures.  The projects viability is a major consideration as well, along with the probability of its stabilization and/or sale.

Due to the general lack of opportunities currently in our markets combined with our low desire for this segment of the lending portfolio, interest reserves are not commonplace.

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

Supervisory Authorities
The Company is a bank holding company, registered with and regulated by the Federal Reserve Board (“FRB”). All four of its subsidiary banks are Kentucky state-chartered banks. Two of the Company’s subsidiary banks are members of their regional Federal Reserve Bank. The Company and its subsidiary banks are subject to supervision, regulation and examination by the Federal Deposit Insurance Corporation (“FDIC”) and the Kentucky Department of Financial Institutions (“KDFI”).  The regulatory authorities routinely examine the Company and its subsidiary banks to monitor their compliance with laws and regulations, financial condition, adequacy of capital and reserves, quality and documentation of loans, payment of dividends, adequacy of systems and controls, credit underwriting and asset liability management, and the establishment of branches. The Company and its subsidiary banks are required to file regular reports with the FRB, the FDIC and the KDFI, as applicable.

Capital
The FRB, the FDIC, and the KDFI require the Company and its subsidiary banks to meet certain ratios of capital to assets in order to conduct their activities. To be well-capitalized, the institutions must generally maintain a Total Risk-based Capital ratio of 10% or greater, a Tier 1 Risk-based Capital ratio of 6% or greater, and a Tier 1 Leverage ratio of 5% or more. For the purposes of these tests, Tier 1 Capital consists of common equity and related surplus, retained earnings, and a limited amount of qualifying preferred stock, less goodwill (net of certain deferred tax liabilities) and certain core deposit intangibles. Tier 2 Capital consists of non-qualifying preferred stock, certain types of debt and a limited amount of other items. Total Capital is the sum of Tier 1 and Tier 2 Capital.

In measuring the adequacy of capital, assets are generally weighted for risk. Certain assets, such as cash and U.S. government securities, have a zero risk weighting. Others, such as commercial and consumer loans, have a 100% risk weighting. Risk weightings are also assigned for off-balance sheet items such as loan commitments. The various items are multiplied by the appropriate risk-weighting to determine risk-adjusted assets for the capital calculations. For the leverage ratio mentioned above, average assets (as defined) are used and are not risk-weighted.

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

In December 2010, the Basel Committee on Banking Supervision issued final rules related to global regulatory standards on bank capital adequacy and liquidity (commonly referred to as “Basel III”) previously agreed on by the Group of Governors and Heads of Supervision (the oversight body of the Basel Committee).  The new rules present details of the Basel III framework, which includes increased capital requirements and limits the types of instruments that can be included in Tier 1 capital.

Basel III includes the following provisions: (i) that the minimum ratio of common equity to risk weighted assets be increased to 4.5% from the current level of 2%, to be fully phased in by January 1, 2015, and (ii) that the minimum requirement for the Tier 1 Risk-based capital ratio will be increased from 4% to 6%, to be fully phased in by January 1, 2015. The new minimums will be phases in starting January 1, 2013.

Basel III also includes a “capital conservation buffer” requiring banking organizations to maintain an additional 2.5% of Tier 1 common equity to total risk weighted assets in addition to the minimum requirement. This requirement will be phased in between January 1, 2016 and January 1, 2019. The capital conservation buffer is designed to absorb losses in periods of financial and economic distress and, while banks are allowed to draw on the buffer during periods of stress, if a bank’s regulatory capital ratios approach the minimum requirement, the bank will be subject to more stringent constraints on dividends and bonuses. In addition, Basel III includes a countercyclical buffer of up to 2.5%, which could be imposed by countries to address economies that appear to be building excessive system-wide risks due to rapid growth.

To constrain the build-up of excess leverage in the banking system, Basel III introduces a new non-risk-based leverage ratio. A minimum Tier 1 Leverage ratio of 3% will be tested during a parallel run period between January 1, 2013 and January 1, 2017. Based on the results of the parallel run period, any final adjustments would be carried out in the first half of 2017.

The impact from Basel III is not expected to have a material impact on the Company’s level of capital since current levels are in excess of the requirements.

Basel III includes two separate standards for supervising liquidity risks which include: (i) a “liquidity coverage ratio” designed to ensure that banks have a sufficient amount of high-quality liquid assets to survive a significant liquidity stress scenario over a 30-day period, (ii) a “net stable funding ratio” designed to promote more medium and long-term funding of the assets and activities of banks over a one-year time horizon. After an observation period beginning in 2011, the liquidity coverage ratio will become effective on January 1, 2015. The revised net stable funding ratio will become effective January 1, 2018.

Basel III implementation in the U.S. will require that regulations and guidelines be issued by U.S. banking regulators, which may significantly differ from the recommendations published by the Basel Committee.

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

Deposit Insurance
Each of the Company’s subsidiary banks are members of the FDIC, and their deposits are insured by the FDIC’s Deposit Insurance Fund (“DIF”) up to the amount permitted by law. The Company’s subsidiary banks are thus subject to FDIC deposit insurance assessments. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating.

In February 2009, the FDIC adopted a long-term DIF restoration plan as well as an additional emergency assessment for 2009. The restoration plan increased base assessment rates for banks in all risk categories with the goal of raising the DIF reserve ratio from its then-current .40% to its statutorily mandated minimum of 1.15% within eight years (as amended). Beginning April 1, 2009 the FDIC established a bank’s initial base assessment rate ranging between 12 and 45 basis points, depending on the banks risk category. The initial base assessment rate is then adjusted higher or lower to obtain the total base assessment rate. Adjustments to the initial base assessment rate are based on a bank’s level of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate ranges between 7 and 77.5 basis points and is applied to a banks assessable deposits when computing the FDIC insurance assessment amount.

The FDIC adopted an emergency special assessment in 2009 which superseded its interim rule that would have imposed a 20 basis point assessment with an option for an additional 10 basis point assessment. Under the final rule adopted, the FDIC imposed a special assessment of 5 basis points on a bank’s total assets minus Tier 1 capital as of June 30, 2009 and collected September 30, 2009. The Company paid $1.1 million related to the 2009 special assessment. The final rule also authorized the FDIC to impose up to two additional 5 basis points assessments if needed while capping each assessment at 10 basis points of the banks assessment base.

In addition to the FDIC’s special assessment for 2009, the FDIC in November 2009 approved a final rule requiring banks to prepay their estimated quarterly assessments for the fourth quarter of 2009 as well as all of 2010, 2011, and 2012 on December 30, 2009. The prepayment was adopted by the FDIC in lieu of an additional special assessment as summarized in the preceding paragraph. The assessment rate used for all periods covered in the prepayment plan was the bank’s assessment rate in effect as of September 30, 2009, increased by 3 basis points for all of 2011 and 2012. The prepayment was based on a bank’s regular assessment base (total domestic deposits) as of September 30, 2009, with a quarterly increase of an estimated 5% annual growth rate through the end of 2012. The prepaid assessment is applied against actual future quarterly assessments until exhausted.  Any funds remaining after June 30, 2013 will be returned to the institution.  Requiring this prepaid assessment does not limit the FDIC from changing assessment rates or from further revising the risk-based assessment system. The Company paid $8.2 million on December 30, 2009 related to this assessment. Prepaid FDIC insurance assessments are included in other assets on the Company’s balance sheet.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) requires changes to a number of components of the FDIC insurance assessment with an implementation date of April 1, 2011. The Dodd-Frank Act requires the FDIC to adopt a new DIF restoration plan to ensure that the reserve ratio increases to 1.35% from 1.15% of insured deposits by 2020. Under the new restoration plan, the FDIC will forego the uniform three-basis point increase in initial assessment rates scheduled to take place on January 1, 2011. The FDIC has proposed new regulations that would redefine the assessment base as average consolidated assets less average tangible equity.  The proposed regulations would use the current assessment rate schedule with modifications to the unsecured debt and brokered deposit adjustments, and eliminate the secured liability adjustment. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, increase or decrease assessment rates. In establishing assessments, the FDIC is required to offset the effect of the higher reserve ratio against insured depository institutions with total consolidated assets of less than $10 billion.

In addition to deposit insurance assessments, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 possessing assessment powers in addition to the FDIC. The FDIC acts as a collection agent for FICO, whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation. FICO assessment rates are determined quarterly and will continue until the FICO bonds mature in 2017.

During the fourth quarter of 2010, the FDIC issued a final rule implementing provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for noninterest-bearing transaction accounts. The separate coverage for noninterest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.

Under the Dodd-Frank Act, the maximum deposit insurance amount has been permanently increased from $100 thousand to $250 thousand and unlimited deposit insurance has been extended to noninterest-bearing transaction accounts until December 31, 2012.

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

Sections 23A and 23B of the Federal Reserve Act. The Company’s subsidiary banks are limited in their ability to lend funds or engage in transactions with the Company or other nonbank affiliates of the Company, and all transactions must be on an arms’-length basis and on terms at least as favorable to the subsidiary bank as prevailing at the time for transactions with unaffiliated companies.

Dividends. The Parent Company’s principal source of cash flow, including cash flow to pay dividends to its shareholders, is the dividends that it receives from its subsidiary banks. Statutory and regulatory limitations apply to the subsidiary banks’ payments of dividends to the Parent Company as well as to the Parent Company’s payment of dividends to its shareholders. A depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. The federal banking agencies may prevent the payment of a dividend if they determine that the payment would be an unsafe and unsound banking practice. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. The Parent Company and certain of its bank subsidiaries are currently under regulatory orders that restrict the payment of dividends. For further information please refer to the caption “Recent Regulatory Events and Increased Capital Requirements” below.

The Company’s participation in the Capital Purchase Program (“CPP”) beginning in the first quarter of 2009 includes certain restrictions on the Company’s ability to pay dividends to its common shareholders. The Company is unable to declare dividend payments on shares of its common stock if it is in arrears on the dividends on its Series A preferred stock issued in connection with its participation in the CPP. Additionally, until January 9, 2012 the Company must have approval from the U.S. Treasury (“Treasury”) before it can increase dividends on its common stock above the last quarterly cash dividend per share it declared prior to October 14, 2008, which was $.33 per share. This restriction no longer applies if all of the Series A preferred stock has been redeemed by the Company or transferred by the Treasury. Additional information about the CPP can be found under the caption titled “Emergency Economic Stabilization Act of 2008 (“EESA”)” that follows.

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

In connection with TARP, the CPP was launched on October 14, 2008. Under the CPP, the Treasury announced a plan to use up to $250 billion of TARP funds to purchase equity stakes in certain eligible financial institutions, including the Company. The Company was preliminarily approved for $30 million of equity capital in December 2008 with the transaction closing in January 2009. In the transaction, the Company issued 30 thousand shares of fixed-rate cumulative perpetual preferred stock to the Treasury. The Company must pay a 5% cumulative dividend during the first five years the preferred shares are outstanding, resetting to 9% thereafter if not redeemed, and includes certain restrictions on dividend payments of lower ranking equity. Under original terms, the Company could not redeem the preferred shares during the first three years after issuance except with the proceeds from a qualified equity offering as defined in the agreement. Subsequent regulations from Treasury allow CPP participants to now redeem the preferred shares at any time. As conditions relating to CPP evolve, Treasury may issue additional regulations as permitted under the program.

As required by the CPP, the Company also issued a warrant to the Treasury to purchase common shares equal to 15% of the value of the preferred stock, with the number of warrants and exercise price determined based on the 20-day average closing price of the common shares ending on the day prior to preliminary approval. The warrants allow the U.S. Treasury to purchase 223,992 shares of Company common stock at an exercise price of $20.09 per share. Both the preferred shares and warrants are accounted for as additions to the Company’s regulatory capital.

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

Under the TAGP, the FDIC guarantees 100% of certain noninterest bearing transaction accounts up to any amount to participating FDIC insured institutions. The unlimited coverage, set to initially expire on December 31, 2009, was extended by the FDIC in August 2009 with an expiration date of June 30, 2010. In April 2010, the FDIC further extended the TAGP to December 31, 2010 and adopted rules that allowed extending the program an additional twelve months without further rulemaking. However, amendments related to the enactment of the Dodd-Frank Act now provide full deposit insurance coverage for noninterest bearing deposit transaction accounts beginning December 31, 2010 for an additional two year period. No opt-out option is permitted and there is no separate assessment applicable to the covered accounts.

The Company opted to participate in the TAGP, including the extension period. All participating institutions initially paid an additional 10 basis point quarterly-assessed fee on certain noninterest bearing transaction accounts that exceed the existing $250 thousand deposit insurance limit. The Company incurred the additional 10 basis point annual fee through the original expiration date of December 31, 2009 of the program. For coverage after December 31, 2009, the program included an increase in the annualized assessment based on an institutions risk category. Institutions in risk category one and two were subject to a 15 basis point and 20 basis point fee assessment, respectively. Institutions in risk category three and four were subject to a 25 basis point fee assessment.

Dodd-Frank Act. On July 21, 2010, the Dodd-Frank Act was signed into law by President Obama. The Dodd-Frank Act implements far-reaching changes to the regulation of the financial services industry, including provisions that will:

•	Centralize responsibility for consumer financial protection by creating a new agency responsible for implementing, examining and enforcing compliance with federal consumer financial laws.
•	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to bank holding companies.
•
Require the federal banking regulators to seek to make their capital requirements countercyclical, so that capital requirements increase in times of economic expansion and decreases in times of economic contraction.

•	Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital.
•	Provide for new disclosure and other requirements relating to executive compensation and corporate governance.
•
Make permanent the $250 thousand limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013 for noninterest bearing demand transaction accounts at all insured depository institutions.

•	Repeal the federal prohibitions on the payment of interest on commercial demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.
•	Increase the authority of the Federal Reserve to examine non-bank subsidiaries.
•
Codify and expand the “source of strength” doctrine as a statutory requirement. The source of strength doctrine represents the long held policy view by the Federal Reserve that a bank holding company should serve as a source of financial strength for its subsidiary banks.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. Provisions in the legislation that affect deposit insurance assessments and payment of interest on commercial demand deposits could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.

References under the caption “Supervision and Regulation” to applicable statutes and regulations are brief summaries of portions thereof which do not purport to be complete and which are qualified in their entirety by reference thereto.

Recent Regulatory Events and Increased Capital Requirements
The Company’s subsidiary banks are subject to capital-based regulatory requirements.  The Company has historically managed its banks’ capital levels with the goal of meeting the criteria established by its regulators for each bank subsidiaries to be “well-capitalized.” Historically, to be well-capitalized, a depository institution needed to have a Tier 1 leverage capital ratio of at least 5% and a Total risk-based capital ratio of 10%.  As of December 31, 2010, each of the Company’s four subsidiary banks satisfied these capital ratios.

Although each of the Company’s subsidiary banks was well-capitalized as of December 31, 2010, some of their capital levels have decreased in recent years as a result of the economic downturn that began in late 2007.  Because of the turmoil in the banking markets and continued difficulty many banks are experiencing with their loan portfolios, bank regulatory agencies are increasingly requiring banks to maintain higher capital reserves as a cushion for dealing with any further deterioration in their loan portfolios in order to maintain well-capitalized status.  Primarily as a result of examinations that took place in 2009, the Company’s banking regulators have required higher minimum capital ratios that have required capital infusions at certain of the Company’s banking subsidiaries and have taken other supervisory actions. A summary of the capital requirements resulting from the regulatory actions are described below. For a more complete discussion and additional information regarding these regulatory actions, please refer to the section captioned “Capital Resources” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Result of Operations” part of this Form 10-K.

Parent Company. In the summer of 2009 the FRB St. Louis conducted an examination of the Parent Company.  Primarily due to the regulatory actions and capital requirements at three of the Company’s subsidiary banks (as discussed below), the FRB St. Louis and KDFI proposed the Company enter into a Memorandum of Understanding (“Memorandum”).  The Company’s board approved entry into the Memorandum at a regular board meeting during the fourth quarter of 2009.  Pursuant to the Memorandum, the Company agreed that it would develop an acceptable capital plan to ensure that the consolidated organization remains well-capitalized and each of its subsidiary banks meet the capital requirements imposed by their regulator as summarized below.

The Company also agreed to reduce its common stock dividend in the fourth quarter of 2009 from $.25 per share down to $.10 per share and not make interest payments on the Company’s trust preferred securities or dividends on its common or preferred stock without prior approval from FRB St. Louis and KDFI.  Representatives of the FRB St. Louis and KDFI have indicated that any such approval for the payment of dividends will be predicated on a demonstration of adequate, normalized earnings on the part of the Company’s subsidiaries sufficient to support quarterly payments on the Company’s trust preferred securities and quarterly dividends on the Company’s common and preferred stock.  While both regulatory agencies have granted approval of all subsequent quarterly Company requests to make interest payments on its trust preferred securities and dividends on its preferred stock, the Company has not (based on the assessment by Company management of both the Company’s capital position and the earnings of its subsidiaries) sought regulatory approval for the payment of common stock dividends since the fourth quarter of 2009.  Moreover, the Company will not pay any such dividends on its common stock in any subsequent quarter until the regulator’s assessment of the earnings of the Company’s subsidiaries, and the Company’s assessment of its capital position, both yield the conclusion that the payment of a Company common stock dividend is warranted.

Other components in the regulatory order for the parent company include requesting and receiving regulatory approval for the payment of new salaries/bonuses or other compensation to insiders; assisting its subsidiary banks in addressing weaknesses identified in their reports of examinations; providing periodic reports detailing how it will meet its debt service obligations; and providing progress reports with its compliance with the regulatory Memorandum.

Farmers Bank.  Farmers Bank was the subject of a regularly scheduled examination by the KDFI which was conducted in mid-September 2009.  As a result of this examination, the KDFI and FRB St. Louis entered into a Memorandum with Farmers Bank.  The Memorandum requires that Farmers Bank obtain written consent prior to declaring or paying the Parent Company a cash dividend and to achieve and maintain a Tier 1 Leverage ratio of 8.0% by June 30, 2010.  The Parent Company injected from its reserves $11 million in capital into Farmers Bank subsequent to the Memorandum.

At June 30, 2010, Farmers Bank had a Tier 1 Leverage ratio of 7.98% and a Total Risk-based Capital ratio of 15.78%. Subsequent to June 30, 2010, the Parent Company injected into Farmers Bank an additional $200 thousand in capital in order to raise its Tier 1 Leverage ratio to 8.0% to comply with the Memorandum. At December 31, 2010 Farmers Bank had a Tier 1 Leverage ratio of 8.55% and a Total Risk-based Capital ratio of 16.86%.

Other parts of the regulatory order include the development and documentation of plans for reducing problem loans, providing progress reports on compliance with the Memorandum, developing and implementing a written profit plan and strategic plans, and evaluating policies and procedures for monitoring construction loans and use of interest reserves. It also restricts the bank from extending additional credit to borrowers with credits classified as substandard, doubtful or special mention in the report of examination.

Lawrenceburg Bank. As a result of an examination conducted in March 2009, on May 15, 2009, Lawrenceburg Bank entered into a Memorandum with the FRB St. Louis and the KDFI. This Memorandum terminated effective upon Lawrenceburg Bank’s merger into Farmers Bank on May 8, 2010.

United Bank.  As a result of an examination conducted in late July and early August of 2009, the FDIC proposed United Bank enter into a Cease and Desist Order (“Order”) primarily as a result of its level of nonperforming assets.  The Order requires United Bank to obtain written consent prior to declaring or paying the Parent Company a cash dividend and achieve and maintain a Tier 1 Leverage ratio of 8.0% by June 30, 2010 and a Total Risk-based Capital ratio of 12% immediately.   Subsequent to the Order, the Parent Company injected $10.5 million from its reserves into United Bank. In April 2010, the Parent Company injected an additional $1.9 million of capital into United Bank to bring its Tier 1 Leverage ratio up to the minimum 7.75% as of March 31, 2010 as required by the Order.  At June 30, 2010, United Bank had a Tier 1 Leverage ratio of 8.06% and a Total Risk-based Capital ratio of 14.12%. At December 31, 2010, United Bank had a Tier 1 Leverage ratio of 8.24% and a Total Risk-based Capital ratio of 14.18%.

Other components in the regulatory order include stricter oversight and reporting to its regulators in terms of complying with the Order. It also includes an increase in the level of reporting by management to its board of directors of its financial results, budgeting, and liquidity analysis, as well as restricting the bank from extending additional credit to borrowers with credits classified as substandard, doubtful or special mention in the report of examination.

Citizens Northern.  Citizens Northern was the subject of a regularly scheduled examination by the KDFI which was completed in late May 2010.  As a result of this examination, the KDFI and the FDIC on September 8, 2010 entered into a Memorandum with Citizens Northern.  The Memorandum requires that Citizens Northern obtain written consent prior to declaring or paying a dividend and to increase Tier 1 Leverage ratio to equal or exceed 7.5% prior to September 30, 2010 and to achieve and maintain Tier 1 Leverage ratio to equal or exceed 8.0% prior to December 31, 2010.  In December 2010, the Parent Company injected $250 thousand of capital into Citizens Northern to bring its Tier 1 Leverage ratio up to the minimum 8.0% as of year-end 2010 as required by the Order.  At December 31, 2010, Citizens Northern had a Tier 1 Leverage ratio of 8.04% and a Total Risk-based Capital ratio of 12.68%.

Other parts of the regulatory order include the development and documentation of plans for reducing problem loans, providing progress reports on compliance with the Memorandum, and for the development and implementation of a written profit plan and strategic plans. It also restricts the bank from extending additional credit to borrowers with credits classified as substandard, doubtful or special mention in the report of examination.

At the Parent Company and at each of its bank subsidiaries, the Company believes it is adequately addressing all issues of the regulatory agreements to which it is subject. However, only the respective regulatory agencies can determine if compliance with the applicable regulatory agreements have been met. The Company and its subsidiary banks are in compliance with the requirements identified in the regulatory agreements as of December 31, 2010, with the exception that the level of substandard loans at Farmers Bank exceed the target amount by $1.3 million. Regulators continue to monitor the Company’s progress and compliance with the agreements through periodic on-site examinations, regular communications, and quarterly data analysis. The results of these examinations and communications show satisfactory progress toward meeting the requirements included in the regulatory agreements.

The Parent Company maintains cash available to fund a certain amount of additional injections of capital to its bank subsidiaries if required by its regulators. If needed, further amounts in excess of available cash may be funded by future public or private sales of securities, although the Parent Company is currently under no directive by its regulators to raise any additional capital.

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

Employees
As of December 31, 2010, the Company and its subsidiaries had 512 full-time equivalent employees. Employees are provided with a variety of employee benefits. A salary savings plan, group life insurance, hospitalization, dental, and major medical insurance along with postretirement health insurance benefits are available to eligible personnel.  Employees are not represented by a union. Management and employee relations are good.

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

As a recipient of investment by the Treasury in our Series A preferred stock under the CPP, the Company is subject to current and future regulations of the Treasury and acts of Congress related to that program.   The laws and policies applicable to recipients of capital under the CPP have been significantly revised and supplemented since the inception of that program, and continue to evolve.

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

Primarily as a result of increased levels of nonperforming assets, the Parent Company, Farmers Bank, and Citizens Northern have entered into separate Memoranda of Understanding with our regulators and United Bank has consented to a Cease and Desist order from its regulators.  In the aggregate, these Memoranda of Understanding and the Cease and Desist Order, among other things, require (1) the Company to develop an acceptable capital plan to ensure that the consolidated organization remains well-capitalized and each of its subsidiary banks meet the capital requirements imposed by their regulator as described elsewhere in this report, (2) increase the regulatory capital ratios at these three banks, (3) these three banks refrain from paying dividends to the Parent Company unless approved in advance by the regulators and (4) the Company not make future interest payments on its trust preferred securities or dividends on its common or preferred stock without seeking prior approval from FRB St. Louis and KDFI.  Representatives of the FRB St. Louis and KDFI have indicated that any such approval for the payment of dividends will be predicated on a demonstration of adequate, normalized earnings on the part of the Company’s subsidiaries sufficient to support quarterly payments on the Company’s trust preferred securities and quarterly dividends on the Company’s common and preferred stock.  While both regulatory agencies have granted approval of all subsequent quarterly Company requests to make interest payments on its trust preferred securities and dividends on its preferred stock, the Company has not (based on the assessment by Company management of both the Company’s capital position and the earnings of its subsidiaries) sought regulatory approval for the payment of common stock dividends since the fourth quarter of 2009.  Moreover, the Company will not pay any such dividends on its common stock in any subsequent quarter until the regulator’s assessment of the earnings of the Company’s subsidiaries, and the Company’s assessment of its capital position, both yield the conclusion that the payment of a Company common stock dividend is warranted.

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

As of December 31, 2010, nonperforming loans (which include restructured loans of $37.0 million) totaled $91.0 million or 7.6% of the Company’s loan portfolio. Nonperforming assets (which include foreclosed real estate) were $122 million or 6.3% of total assets at year-end 2010.  In addition, loans past due 30-89 days and still accruing were $6.7 million as of December 31, 2010. Nonperforming assets adversely affect the Company’s net income in various ways.  If economic conditions do not improve or actually worsen in our markets, the Company could continue to incur additional losses relating to an increase in nonperforming assets.  The Company does not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting interest income.  When the Company takes collateral in foreclosures and similar proceedings, it is required to mark the related loan to the fair value of the collateral less estimated selling costs, which decreases earnings.  These loans and other real estate owned also increase our risk profile and the amount of capital the Company’s regulators believe is appropriate in light of such risks.  While the Company seeks to reduce its problem loans through workouts, restructurings and otherwise, decreases in the value of these assets, the underlying collateral or our borrowers’ performance or financial conditions have adversely affected, and may continue to adversely affect, the Company’s results of operations and financial condition.  Moreover, the resolution of nonperforming assets requires significant time commitments from management of our banks, which can be detrimental to the performance of their other responsibilities. There can be no assurance that the Company will not experience further increases in nonperforming loans in the future.

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

If the Company’s local markets experience a prolonged recession or economic downturn, it may be required to make further increases in its allowance for loan losses and to charge off additional loans, which would adversely affect its results of operations and capital.

For the year 2010, the Company recorded a provision for loan losses of $17.2 million, which includes $3.6 million for the fourth quarter, and recorded net loan charge-offs of $11.8 million, $2.6 million of which was in the fourth quarter.  This compares to a provision for loan losses of $20.8 million and net loan charge-offs of $14.2 million for 2009, and a $6.5 million provision and $5.2 million of net loan charge-offs which were recorded for the fourth quarter of 2009.

Substantially all of the Company’s loans are to businesses and individuals located in Kentucky.  A continuing or prolonged decline in the economy of Central and Northern Kentucky could have a material adverse effect on the Company’s financial condition, results of operations and prospects.

Generally, the Company’s nonperforming loans and assets reflect operating difficulties of individual borrowers; however, more recently the deterioration in the general economy has become a significant contributing factor to the increased levels of delinquencies and nonperforming loans.  Slower sales and excess inventory in the residential housing market has been the primary cause of the increase in delinquencies and foreclosures for residential construction and land development loans.  As of December 31, 2010, the Company’s total nonperforming loans had increased to $91.0 million or 7.6% of  loans compared to $76.3 million or 6.0% of loans at December 31, 2009. If current trends in the housing and real estate markets continue, the Company expects that it will continue to experience higher than normal delinquencies and credit losses.  Moreover, the Company expects that a prolonged recession or economic downturn could severely impact economic conditions in its market areas and that it could experience significantly higher delinquencies and credit losses.  As a result, the Company may be required to make further increases in its provision for loan losses and to charge off additional loans in the future, which could adversely affect the Company’s financial condition and results of operations, perhaps materially.  If such additional provisions and charge-offs cause the Company to experience losses, it may be required to contribute additional capital to its bank subsidiaries to maintain capital ratios required by regulators.

The Company’s exposure to credit risk is increased by its real estate development lending.

Real estate development loans have dominated the Company’s increase in impaired loans.  Substantially all of the Company’s $54.0 million nonaccrual loans outstanding at December 31, 2010 are secured by real estate.  Development lending has historically been considered to be higher credit risk than single-family residential lending.  Such loans typically involve larger loan balances to a single borrower or related borrowers. Such loans can be affected by adverse conditions in real estate markets or the economy in general because commercial real estate borrowers’ ability to repay their loans depends on successful development and, in most cases, sale of their property. These loans also involve greater risk because they generally are not fully amortized over the loan period, but have a balloon payment due at maturity of the loan.  A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property.  In the current economic environment, the ability of borrowers to refinance or sell newly developed property or vacant land has greatly diminished.  If the real estate markets were to worsen or not improve, the Company would likely experience increased credit losses and require additional provisions to our allowance for loan losses, which would adversely impact the Company’s earnings and financial condition.

The Company’s investment securities portfolio is comparatively larger than other community banks and it is more dependent on its investment portfolio to generate net income.

Unlike many other community banks, the Company relies more heavily on its investment securities portfolio as a source of interest income because it has a comparatively small loan portfolio.  If the Company is not able to successfully manage the interest rate spread on the investment portfolio, its net interest income will decrease, which would adversely affect its results of operations and could negatively impact net income.  Investment securities tend to have a lower risk than loans, and as such, generally provide a lower yield. For 2010, average investment securities made up 24.9% of the Company’s average total assets. Interest income on investment securities accounted for 21.6% of total interest income for 2010.

In 2010 the Company sold and realized net gains on investment securities.  The Company may not have the same level of net gains (and may have net realized losses) in future periods on the sale of investment securities, which would reduce earnings.  Moreover, due to the current interest rate environment, proceeds from recent sales may be reinvested in investment securities with lower yields which may reduce earnings from investment securities.

The Company continually monitors its investment securities portfolio for deteriorating values and for other-than-temporary impairments.  Any material other-than-temporary impairments would likewise have an adverse affect on the Company’s results of operations and could lead to additional losses.

The Company cannot accurately predict the effect of the current economy on its future results of operations or the market price of its stock.

The national economy and the financial services sector in particular continue to face unique challenges. The Company cannot accurately predict the severity or duration of the current economic downturn, which has adversely impacted its performance and the markets it serves.  Any further deterioration in the economies of the nation as a whole or in the Company’s local markets would have an adverse effect, which could be material, on the Company’s financial condition, results of operations and prospects, and could also cause the market price of the Company’s stock to decline.  While it is impossible to predict how long these conditions may exist, the economic downturn could continue to present risks for some time for our industry and the Company.

Interest rate volatility could significantly harm the Company’s results of operations.

The Company’s results of operations are affected by the monetary and fiscal policies of the federal government, the policies of the Company’s regulators, and the prevailing interest rates in the United States and the Company’s markets.  In addition, it is increasingly common for the Company’s competitors, who may be aggressively seeking to attract deposits as a result of increased liquidity concerns arising from changing economic or other conditions, to pay rates on deposits that are much higher than normal market rates.  A significant component of the Company’s earnings is the net interest income of its subsidiary banks, which is the difference between the income from interest earning assets, such as loans, and the expense of interest bearing liabilities, such as deposits.  A change in market interest rates could adversely affect the Company’s earnings if market interest rates change such that the interest it pays on deposits and borrowings increases faster than the interest it collects on loans and investments; or, alternatively, if interest rates earned on earning assets decline faster than those rates paid on interest paying liabilities.  Consequently, as with most financial institutions, the Company is sensitive to interest rate fluctuations.

The FDIC has increased deposit insurance premiums to restore and maintain the federal deposit insurance fund, which has increased costs to the Company.

Under the Federal Deposit Insurance Act, as amended by the Dodd-Frank Act, the FDIC must establish and implement a plan to restore the deposit insurance fund’s designated reserve ratio to 1.35% of insured deposits by 2020. The Dodd-Frank Act removed the previously established upper limit reserve ratio of 1.15%. The FDIC must continue to assess and consider the appropriate level of the reserve ratio annually by considering each of the following: risk of loss to the insurance fund; economic conditions affecting the banking industry; the prevention of sharp swings in the assessment rates; and any other factors the FDIC deems important. In December 2010 the FDIC announced that it had established the long-term reserve ratio at 2.0%.

The FDIC previously implemented a restoration plan that changed both its risk-based assessment system and its base assessment rates. As part of this plan, during the second quarter of 2009 it increased deposit insurance assessment rates generally and imposed a special assessment of five basis points on each insured institution’s total assets less Tier 1 capital.  The special assessment in 2009, which was in addition to the regular quarterly risk-based assessment, totaled approximately $1.1 million for the Company.

In the wake of a rapid depletion of the FDIC’s Deposit Insurance Fund resulting from a high number of bank failures, the FDIC required that all (with limited exceptions) insured institutions pay in the fourth quarter of 2009 its following estimated three years’ quarterly deposit assessments in advance.  This resulted in an aggregate payment by the Company’s bank subsidiaries totaling $8.2 million in the fourth quarter of 2009.  The three years’ advance payment was recorded as a prepaid asset that is being expensed in approximately equal amounts over prepayment period and, thus, only impact earnings in the normal course.  However, the advance payment reduced the liquid assets of the Company’s bank subsidiaries at the time of payment.

The Company expects that assessment rates may continue to increase in the near term due to the significant cost of  bank failures, the relatively large number of troubled banks that may fail in the future, and the requirement that the FDIC increase the reserve ratio. Any increase in assessments could adversely impact the Company’s future earnings and liquidity.

The recent repeal of federal prohibitions on the payment of interest on demand deposits of business customers could increase the Company’s interest expense.

Federal prohibitions against financial institutions paying interest on demand deposit accounts of business customers were repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions can offer to pay interest on commercial demand deposits to compete for customers. The Company cannot predict the interest rates other institutions may offer. The Company’s interest expense is expected to increase and its net interest margin is expected to decrease should it begin to pay interest on commercial demand deposits to attract additional customers or to keep current customers. This could result in a material adverse impact on the Company’s financial condition and results of operations.

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

The short term and long term impact of changes to banking capital standards could negatively impact the Company’s regulatory capital and liquidity.

In December 2010, the Basel Committee on Banking Supervision issued final rules related to global regulatory standards on bank capital adequacy and liquidity. The new rules present details of the Basel III framework, which includes increased capital requirements and limits the types of instruments that can be included in Tier 1 capital.

Basel III includes the following provisions: (i) that the minimum ratio of common equity to risk weighted assets be increased to 4.5% from the current level of 2%, to be fully phased in by January 1, 2015, and (ii) that the minimum requirement for the Tier 1 Risk-based capital ratio will be increased from 4% to 6%, to be fully phased in by January 1, 2015. The new minimums will be phases in starting January 1, 2013.

Basel III also includes a “capital conservation buffer” requiring banking organizations to maintain an additional 2.5% of Tier 1 common equity to total risk weighted assets in addition to the minimum requirement. This requirement will be phased in between January 1, 2016 and January 1, 2019. The capital conservation buffer is designed to absorb losses in periods of financial and economic distress and, while banks are allowed to draw on the buffer during periods of stress, if a bank’s regulatory capital ratios approach the minimum requirement, the bank will be subject to more stringent constraints on dividends and bonuses. In addition, Basel III includes a countercyclical buffer of up to 2.5%, which could be imposed by countries to address economies that appear to be building excessive system-wide risks due to rapid growth.

To constrain the build-up of excess leverage in the banking system, Basel III introduces a new non-risk-based leverage ratio. A minimum Tier 1 Leverage ratio of 3% will be tested during a parallel run period between January 1, 2013 and January 1, 2017. Based on the results of the parallel run period, any final adjustments would be carried out in the first half of 2017.

Basel III includes two separate standards for supervising liquidity risks which include: (i) a “liquidity coverage ratio” designed to ensure that banks have a sufficient amount of high-quality liquid assets to survive a significant liquidity stress scenario over a 30-day period, (ii) a “net stable funding ratio” designed to promote more medium and long-term funding of the assets and activities of banks over a one-year time horizon. After an observation period beginning in 2011, the liquidity coverage ratio will become effective on January 1, 2015. The revised net stable funding ratio will become effective January 1, 2018.

Basel III implementation in the U.S. will require that regulations and guidelines be issued by U.S. banking regulators, which may significantly differ from the recommendations published by the Basel Committee.

The Company cannot predict at this time the precise content of capital and liquidity guidelines or regulations that may be adopted by regulatory agencies having authority over us and our subsidiaries, or the impact that any changes in regulation would have on the Company. However, we expect that the new standards will generally require the Company or our banking subsidiaries to maintain more capital, with common equity as a more predominant component, or manage the configuration of our assets and liabilities in order to comply with new liquidity requirements, which could significantly impact our return on equity, financial condition, operations, capital position and ability to pursue business opportunities.

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

Holders of the Company’s common stock are entitled to receive dividends only when, as and if its board of directors declares them, and as permitted by its regulators.  Although the Company has (up through 2009) historically declared quarterly cash dividends on its common stock, it is not required to do so.  The Company’s board of directors reduced its quarterly common stock dividend in January 2009 from $.33 per share to $.25 per share and again in October 2009 to $.10 per share. The Company also agreed to not make interest payments on its trust preferred securities or dividends on its common or preferred stock without prior approval from FRB St. Louis and KDFI.  Representatives of the FRB St. Louis and KDFI have indicated that any such approval for the payment of dividends will be predicated on a demonstration of adequate, normalized earnings on the part of the Company’s subsidiaries sufficient to support quarterly payments on the Company’s trust preferred securities and quarterly dividends on the Company’s common and preferred stock.  However, there can be no assurance the Company’s regulators will provide such approvals in the future.

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

The Parent Company is a bank holding company that conducts substantially all of its operations through its subsidiary banks. As a result, the Company’s ability to make dividend payments on its common stock depends primarily on certain federal and state regulatory considerations and the receipt of dividends and other distributions from its bank subsidiaries. There are various regulatory restrictions on the ability of three of our subsidiary banks to pay dividends or make other payments to the Parent Company and its ability to make payments to its shareholders, including certain regulatory approvals of dividends or distributions. There can be no assurance that the Company will receive such approval or that it will resume paying dividends to shareholders.

The trading volume in the Company’s common stock is less than that of many other similar companies.

The Company’s common stock is listed for trading on the NASDAQ Global Select Stock Market.  As of December 31, 2010 the 50-day average trading volume of the Company’s common stock on NASDAQ was 7,143 shares or .10% of the total common shares outstanding of 7,411,676.  An efficient public trading market is dependent upon the existence in the marketplace of willing buyers and willing sellers of a stock at any given time. The Company has no control over such individual decisions of investors and general economic and market conditions. Given the lower trading volume of the Company’s common stock, larger sales volumes of its common stock could cause the value of its common stock to decrease.  Moreover, due to its lower trading volume it may take longer to liquidate your position in the Company’s common stock.

There can be no assurance when the Company’s Series A preferred stock and related warrant issued to the Treasury can be redeemed.

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

Holders of the Company’s Series A preferred stock have rights that are senior to those of the Company’s common stockholders.

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

Holders of the Company’s Series A preferred stock have limited voting rights.

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

The Company’s right to participate in any distribution of assets of any of its subsidiaries upon the subsidiary’s liquidation or otherwise, and thus the ability of the Company’s common stock to benefit indirectly from such distribution, will be subject to the prior claims of creditors of that subsidiary.  As a result, holders of the Company’s common stock will be effectively subordinated to all existing and future liabilities and obligations of its subsidiaries, including claims of depositors.  As of December 31, 2010 our subsidiaries’ total deposits and borrowings were approximately $1.7 billion.

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

Although the Company remains well-capitalized, it continues to operate in a very challenging and uncertain economic environment. Financial institutions, including the Company, are being adversely effected by difficult economic conditions that have impacted not only local markets, but on a national and global scale. Substantial deterioration in real estate and other financial markets have and may continue to adversely impact the Company’s financial performance. Continuing declines in real estate values and home sales volumes, along with job losses and other economic stresses can decrease the value of collateral securing loans extended to borrowers, particularly that of real estate loans. Lower values of real estate securing loans may make it more difficult for the Company to recover amounts it is owed in the event of default by a borrower.

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

The capital and credit markets experienced heavy volatility and disruptions during the recent economic downturn, with unprecedented levels of volatility and disruptions that took place beginning with the last few months of 2008. In many cases, this has led to downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If market disruptions and volatility continue or worsen, there can be no assurance that the Company will not experience a material adverse effect on its results of operations and liquidity position or on its ability to access additional capital.

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

Inability to hire or retain certain key professionals, management and staff could adversely affect the Company’s revenues and net income.

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

The recently enacted Dodd-Frank Act may increase the Company’s costs of operations which could adversely impact the Company's results of operations, financial condition or liquidity.

On July 21, 2010, the Dodd-Frank Act was signed into law by President Obama. The goals of the new legislation include restoring public confidence in the financial system that resulted from the recent financial and credit crises, preventing another financial crisis, and allowing regulators to identify failings in the system before another crisis can occur.  As part of the reform, the Dodd-Frank Act creates the Financial Stability Oversight Council, with oversight authority for monitoring and regulating systemic risk, and the Bureau of Consumer Financial Protection, which will have broad regulatory and enforcement powers over consumer financial products and services.  The Dodd-Frank Act also changes the responsibilities of the current federal banking regulators, imposes additional corporate governance and disclosure requirements in areas such as executive compensation and proxy access, and limits or prohibits proprietary trading and hedge fund and private equity activities of banks.

The scope of the Dodd-Frank Act impacts many aspects of the financial services industry, and requires the development and adoption of many implementing regulations over the next several months and years; consequently, the effects of the Dodd-Frank Act on the financial services industry and the Company will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken to implement the regulations.  The Company has begun to assess the potential impact of the Dodd-Frank Act on its business and operations and believes that compliance with these new laws and regulations will likely result in additional costs, but at this early stage, the probable impact cannot be predicted with a high degree of certainty. Compliance with the new laws and regulations could adversely impact the Company’s results of operations, financial condition or liquidity, any of which may impact the market price of the Company’s common stock. The Company believes that the Dodd-Frank Act will most likely impact it in the areas of corporate governance, deposit insurance assessments, capital requirements, and restrictions on fees charges to consumers.

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

Unless otherwise indicated, the properties listed below are owned by the Company and its subsidiaries as of December 31, 2010.

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
111 Towne Drive (Kroger Store) Elizabethtown, KY (leased)
645 S. Dixie Blvd., Radcliff, KY
4810 N. Preston Highway, Shepherdsville, KY
157 Eastbrooke Court, Mt. Washington, KY
103 Churchill Drive, Newport, KY
7300 Alexandria Pike, Alexandria, KY
164 Fairfield Avenue, Bellevue, KY
8730 US Highway 42, Florence, KY
34 N. Ft. Thomas Avenue, Ft. Thomas, KY
2911 Alexandria Pike, Highland Heights, KY
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

Item 3. Legal Proceedings

As of December 31, 2010, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted.  Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material adverse effect upon the consolidated financial statements of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

At various times, the Company’s Board of Directors has authorized the purchase of shares of the Company’s outstanding common stock.  No stated expiration dates have been established under any of the previous authorizations. There were no shares of common stock repurchased by the Company during the quarter ended December 31, 2010. The maximum number of shares that may still be purchased under previously announced repurchase plans is 84,971.

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

	2005	2006	2007	2008	2009	2010

Farmers Capital Bank Corporation	$100.00	$117.65	$97.31	$92.66	$40.86	$19.51
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
Southeastern Banks Under 1 Billion Market-Capitalization	100.00	119.54	91.33	77.91	54.70	66.90

Corporate Address
The headquarters of Farmers Capital Bank Corporation is located at:
202 West Main Street
Frankfort, Kentucky 40601

Direct correspondence to:
Farmers Capital Bank Corporation
P.O. Box 309
Frankfort, Kentucky 40602-0309
Phone: (502) 227-1668
www.farmerscapital.com

Annual Meeting
The annual meeting of shareholders of Farmers Capital Bank Corporation will be held Tuesday, May 10, 2011 at 11:00 a.m. at the main office of Farmers Bank & Capital Trust Company, Frankfort, Kentucky.

Form 10-K
For a free copy of Farmers Capital Bank Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission, please write:

C. Douglas Carpenter, Executive Vice President, Secretary, and Chief Financial Officer
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

NASDAQ Market Makers
J.J.B. Hilliard, W.L. Lyons, Inc.	Morgan, Keegan and Company
(502) 588-8400	(800) 260-0280
(800) 444-1854

UBS Securities, LLC	Howe Barnes Hoefer & Arnett, Inc.
(859) 269-6900	(800) 621-2364
(502) 589-4000

The Transfer Agent and Registrar for Farmers Capital Bank Corporation is American Stock Transfer & Trust Company.

American Stock Transfer & Trust Company
Shareholder Relations
59 Maiden Lane - Plaza Level
New York, NY 10038
PH: (800) 937-5449
Fax: (718) 236-2641
Email: Info@amstock.com
Website: www.amstock.com

Additional information is set forth under the captions “Shareholder Information” and “Common Stock Price” on page 73 under Part II, Item 7 and Note 18 “Regulatory Matters” in the notes to the Company's 2010 audited consolidated financial statements on pages 105 to 108 of this Form 10-K and is hereby incorporated by reference.

Item 6. Selected Financial Data

Selected Financial Highlights
December 31, (In thousands, except per share data)	2010	2009	2008	2007	2006
Results of Operations
Interest income	$89,751	$100,910	$113,920	$114,257	$92,340
Interest expense	34,948	47,065	55,130	56,039	41,432
Net interest income	54,803	53,845	58,790	58,218	50,908
Provision for loan losses	17,233	20,768	5,321	3,638	965
Noninterest income	34,110	28,169	9,810	24,157	20,459
Noninterest expense	62,711	115,141	60,098	58,823	53,377
Income (loss) from continuing operations	6,932	(44,742)	4,395	15,627	13,665
Income from discontinued operations1					7,707
Net income (loss)	6,932	(44,742)	4,395	15,627	21,372
Dividends and accretion on preferred shares	(1,871)	(1,802)
Net income (loss) available to common shareholders	5,061	(46,544)	4,395	15,627	21,372
Per Common Share Data
Basic:
Income (loss) from continuing operations	$.68	$(6.32)	$.60	$2.03	$1.82
Net income(loss)	.68	(6.32)	.60	2.03	2.85
Diluted:
Income (loss) from continuing operations	.68	(6.32)	.60	2.03	1.82
Net income (loss)	.68	(6.32)	.60	2.03	2.84
Cash dividends declared	N/A	.85	1.32	1.32	1.43
Book value	16.35	16.11	22.87	22.82	22.43
Tangible book value2	15.87	15.44	14.81	14.43	15.81
Selected Ratios
Percentage of income (loss) from continuing operations to:
Average shareholders’ equity (ROE)	4.55%	(22.68)%	2.62%	8.88%	8.49%
Average total assets3 (ROA)	.33	(1.98)	.21	.83	.85
Percentage of common dividends declared to income from continuing operations	N/A	N/M	220.96	64.52	78.89
Percentage of average shareholders’ equity to average total assets3	7.24	8.72	7.86	9.33	10.04
Total shareholders’ equity	$149,896	$147,227	$168,296	$168,491	$177,063
Total assets	1,935,693	2,171,562	2,202,167	2,068,247	1,825,108
Other term borrowings and notes payable	252,209	316,932	335,661	316,309	87,992
Senior perpetual preferred stock	28,719	28,348
Weighted Average Common Shares Outstanding
Basic	7,390	7,365	7,357	7,706	7,511
Diluted	7,390	7,365	7,357	7,706	7,526
1Includes gain on disposals of $6,417 during 2006.
2Represents total common equity less intangible assets divided by the number of common shares outstanding at the end of the period.
3Excludes assets of discontinued operations in 2006.
N/A-Not applicable.
N/M-Not meaningful.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following pages present management’s discussion and analysis of the consolidated financial condition and results of operations of Farmers Capital Bank Corporation (the “Company” or “Parent Company”), a bank holding company, and its bank and nonbank subsidiaries. Bank subsidiaries include Farmers Bank & Capital Trust Company (“Farmers Bank”) in Frankfort, KY and its significant wholly-owned subsidiaries Leasing One Corporation (“Leasing One”) and Farmers Capital Insurance Corporation (“Farmers Insurance”). Leasing One is a commercial leasing company in Frankfort, KY and Farmers Insurance is an insurance agency in Frankfort, KY. The Lawrenceburg Bank and Trust Company, which previously was a separate bank subsidiary of the Parent Company, was merged into Farmers Bank on May 8, 2010; First Citizens Bank in Elizabethtown, KY; United Bank & Trust Company (“United Bank”) in Versailles, KY which, during 2008, was the surviving company after the merger with two sister companies of Farmers Bank and Trust Company (“Farmers Georgetown”) and Citizens Bank of Jessamine County; United Bank had one subsidiary at year-end 2010, EGT Properties, Inc. EGT Properties, Inc. is involved in real estate management and liquidation for certain repossessed properties of United Bank; and Citizens Bank of Northern Kentucky, Inc. in Newport, KY (“Citizens Northern”); Citizens Northern had one subsidiary at year-end 2010, ENKY Properties, Inc. ENKY Properties, Inc. is involved in real estate management and liquidation for certain repossessed properties of Citizens Northern.

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

Various risks and uncertainties may cause actual results to differ materially from those indicated by the Company’s forward-looking statements. In addition to the risks described under “Item 1A Risk Factors” in this report, factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company and its subsidiaries operate) and lower interest margins; competition for the Company’s customers from other providers of financial services; deposit outflows or reduced demand for financial services and loan products; government legislation, regulation, and changes in monetary and fiscal policies (which changes from time to time and over which the Company has no control); changes in interest rates; changes in prepayment speeds of loans or investment securities; inflation; material unforeseen changes in the liquidity, results of operations, or financial condition of the Company’s customers; changes in the level of nonperforming assets and charge-offs; changes in the number of common shares outstanding; the capability of the Company to successfully enter into a definitive agreement for and close anticipated transactions; the possibility that acquired entities may not perform as well as expected; unexpected claims or litigation against the Company; technological or operational difficulties; the impact of new accounting pronouncements and changes in policies and practices that may be adopted by regulatory agencies; acts of war or terrorism; the ability of the parent company to receive dividends from its subsidiaries; the impact of larger or similar financial institutions encountering difficulties, which may adversely affect the banking industry or the Company; the Company or its subsidiary banks’ ability to maintain required capital levels and adequate funding sources and liquidity; and other risks or uncertainties detailed in the Company’s filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.

The Company’s forward-looking statements are based on information available at the time such statements are made. The Company expressly disclaims any intent or obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events, or other changes.

Discontinued Operations
In June 2006, the Company announced that it had entered into a definitive agreement to sell Kentucky Banking Centers, Inc., its former wholly-owned subsidiary based in Glasgow, Kentucky.  In addition, Farmers Georgetown entered into a definitive agreement during August 2006 to sell its Owingsville and Sharpsburg branches in Bath County (the “Branches”).  These sales were completed during the fourth quarter of 2006.

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

The most significant accounting policies followed by the Company are presented in Note 1 of the Company’s 2010 audited consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this management’s discussion and analysis of financial condition and results of operations, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, fair value measurements, and accounting for goodwill to be the accounting areas that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

Allowance for Loan Losses
The allowance for loan losses represents credit losses specifically identified in the loan portfolio, as well as management's estimate of probable incurred credit losses in the loan portfolio at the balance sheet date. Determining the amount of the allowance for loan losses and the related provision for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset group on the consolidated balance sheets. Additional information related to the allowance for loan losses that describes the methodology and risk factors can be found under the captions “Asset Quality” and “Nonperforming Assets” in this management’s discussion and analysis of financial condition and results of operation, as well as Notes 1 and 4 of the Company’s 2010 audited consolidated financial statements.

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

Additional information regarding fair value measurements can be found in Notes 1 and 19 of the Company’s 2010 audited consolidated financial statements.  The following is a summary of the Company’s more significant assets that may be affected by fair value measurements, as well as a brief description of the current accounting practices and valuation methodologies employed by the Company:

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

At December 31, 2010, all of the Company’s available for sale investment securities were measured using observable market data.

Other Real Estate Owned
Other real estate owned (“OREO”) includes properties acquired by the Company through actual loan foreclosures and is carried at fair value less estimated costs to sell. Fair value of OREO is based on third party appraisals of the property that includes comparable sales data comprised of significant unobservable inputs. If the carrying amount of the OREO exceeds fair value less estimated costs to sell, an impairment loss is recorded through expense. At December 31, 2010 OREO was $30.5 million compared to $31.2 million at year-end 2009.

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

Appraisals used in connection with valuing collateral dependent loans may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraisers take absorption rates into consideration and adjustments are routinely made in the appraisal process to identify differences between the comparable sales and income data available. Such adjustments are usually significant and typically include significant unobservable inputs for determining fair value. Impaired loans were $130 million and $108 million at year-end 2010 and 2009, respectively.

Accounting for Goodwill
During the fourth quarter of 2009, the Company determined that its previously recorded goodwill was fully impaired and recorded a pre-tax impairment charge of $52.4 million. See Note 22 “Goodwill and Intangible Assets” of the Company’s 2010 audited consolidated financial statements for further information.

EXECUTIVE LEVEL OVERVIEW

The Company offers a variety of financial products and services at its 36 banking locations in 23 communities throughout Central and Northern Kentucky. The most significant products and services include consumer and commercial lending, receiving deposits, providing trust services, and offering other traditional banking products and services. The primary goals of the Company are to continually improve profitability and shareholder value, increase and maintain a strong capital position, provide excellent service to our customers through our community banking structure, and to provide a challenging and rewarding work environment for our employees.

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

Managing credit risk, or the risk of loss due to customers or other counterparties not being able to meet their financial obligations under agreed upon terms, is also a factor that can significantly influence the operating results of the Company. The severe downturn in financial markets and in the overall economy during 2008 and into 2009 created unprecedented market volatility. During that time, certain capital markets ceased to function and credit markets were unavailable to many businesses and consumers. In response, the U.S. government took extraordinary steps to stabilize financial markets by enacting broad legislation and regulatory initiatives that included the largest stimulus plan in its history. Improvement in the U.S. financial markets and the overall economy occurred during 2010. However, certain key metrics, such as high unemployment and lower real estate values persist. This has had a significant negative effect on the Company’s operations in the form of elevated nonperforming loans, allowance for loan losses, and net loan charge-offs.

Following is a summary of the more significant issues that impacted the Company during 2010 and that will continue to have an impact beyond 2010:

•
The level of nonperforming assets is currently the most important issue facing the Company. Nonperforming assets remain elevated due to a high number of borrowers that are unable to repay their loans, which has been heavily impacted by ongoing economic challenges that the Company’s borrowers and their customers face. This has resulted in lower levels of interest income, elevated levels of the provision for loans losses, and impairment charges related to properties that the Company has repossessed in an attempt to satisfy customer loan obligations.

•	Nonperforming loans and assets, although higher at year-end 2010 compared to year-end 2009, have decreased when compared to the recent high that occurred in the first quarter of 2010.
•
With the naming of Lloyd C. Hillard, Jr. as its president and chief executive officer in the first quarter of 2010, the Company has refocused its effort to establishing a culture of excellence within the organization. Initial efforts have been focused on improving the customer experience and building a strong credit culture. These initiatives have included expanded employee training and reinforcement, strengthening loan policies, and improving underwriting standards.

•	The Parent Company and its subsidiary banks that have entered into agreements with banking regulators have exceeded the capital levels required under those agreements.
•
Although the Parent Company continues to explore potential capital raising scenarios, there is currently no directive by regulators to raise any additional capital and no determination has been made as to if or when a capital raise will be completed. Net proceeds from a possible sale of securities could be used for any corporate purpose determined by the Company’s board of directors.

RESULTS OF OPERATIONS

The Company reported net income of $6.9 million or $.68 per common share in 2010 compared to a net loss of $44.7 million or $6.32 per common share for 2009. This represents an improvement of $51.7 million or $7.00 per common share. The prior year net loss was mainly attributed to a one-time $46.5 million after tax non-cash goodwill charge representing the Company’s write off of its entire previously reported goodwill.

Other significant factors impacting net income in the annual comparison include the following:

•
Net interest income increased $958 thousand or 1.8% in the year to year comparison. Interest income decreased $11.2 million or 11.1%, but was offset by lower interest expense of $12.1 million or 25.7%. The decrease in interest income was the result of lower rates and lower volume in both the loan and investment securities portfolios. The decrease in interest expense was led by a reduction in interest on deposit accounts, primarily time deposits which, decreased $10.3 million mainly due to a lower average rate paid.

•
The provision for loan losses decreased $3.5 million or 17.0% in 2010 compared to the prior year. The provision for loan losses decreased mainly because there are fewer new nonperforming and impaired loans requiring specific allocations in the current period compared to the same quarter a year ago. A decrease in loan volume contributed to a lesser extent. The Company experienced a lower rate of increase in nonperforming loans during 2010 compared to 2009. Net nonperforming loans increased $14.6 million or 19.2% in 2010. During 2009, nonperforming loans increased $50.9 million or 200%, $31.9 million of which occurred during the fourth quarter.

•	Net interest margin was 3.00% for 2010, an increase of 15 basis points from 2.85% for 2009. Net interest spread was 2.78%, up 17 basis points compared to 2.61%.
•
Noninterest income in 2010 increased $5.9 million or 21.1% due primarily to a $5.4 million increase in net gains on the sale of investment securities. Significant other favorable increases included net gains on the sale of loans of $210 thousand or 20.3%, allotment processing fees of $170 thousand or 3.1%, and non-deposit service charges, commissions, and fees of $152 thousand or 3.4%. Decreases in noninterest income line items include service charges and fees on deposits of $176 thousand or 1.9% and trust income of $75 thousand or 4.3%.

•
Total noninterest expenses decreased $52.4 million in the annual comparison. The $52.4 million goodwill impairment charge recorded in the fourth quarter of 2009 was the main driver of the improvement. All other expenses, on a net basis, were unchanged. Improvements continue to be made in a significant number of noninterest expense categories. Some of the larger decreases in noninterest expense categories include salaries and employee benefits of $2.8 million or 9.4%, amortization of intangible assets of $515 thousand or 26.4%, equipment expense of $428 thousand or 13.9%, and correspondent banking fees of $391 thousand or 38.8%. Net expenses related to repossessed assets increased $4.0 million or 192%. Deposit insurance expense and bank franchise taxes were up $502 thousand or 13.3% and $217 thousand or 9.6%, respectively.
•
Income tax expense was $2.0 million for 2010 with an effective income tax rate of 22.7%. For 2009, the Company recorded an income tax benefit of $9.2 million that was driven by the impact of the goodwill impairment charge recorded during the fourth quarter. A portion of the Company’s previously recorded goodwill was created in taxable business combinations and therefore was able to record a tax benefit of $5.9 million attributed to the impairment charge.

Return on assets (“ROA”) was .33% in 2010, an increase of 231 basis points from (1.98)% for 2009. The increase in ROA is due mainly to the goodwill impairment charge that was recorded in 2009, which negatively impacted ROA in the prior year by 232 basis points. An increase in net interest margin and a lower provision for loan losses make up for 15 basis points and 10 basis points, respectively, of the increase in ROA. Higher noninterest income, mainly from investment securities gains, increased ROA by 38 basis points offset by a 49 basis point decrease attributed to income taxes. Return on equity (“ROE”) for 2010 was 4.55% compared to (22.68)% for 2009.

Interest Income
Interest income results from interest earned on earning assets, which primarily includes loans and investment securities. Interest income is affected by volume (average balance), composition of earning assets, and the related rates earned on those assets. Total interest income for 2010 was $89.8 million, a decrease of $11.2 million or 11.1% compared to $101 million for 2009. Interest income decreased across all major earning asset categories and was driven primarily by lower interest rates and, in the case for loans, a lower average volume. Rate declines were driven mainly by a combination of continuing weak economic conditions in the Company’s markets as well as the Company’s overall strategy of being more selective in pricing deposits and extending loans. Actions taken by the Federal Reserve Board has also kept the level of interest rates at near historic lows throughout 2010. In general, the Company’s variable and floating rate assets and liabilities that have reset since the prior year, as well as activity related to new earning assets and funding sources, have repriced downward to reflect the overall lower interest rate environment. The Company’s tax equivalent yield on earning assets was 4.9% for 2010, a decrease of 38 basis points compared to 5.2% for 2009.

Interest Expense
Interest expense results from incurring interest on interest bearing liabilities, which are made up of interest bearing deposits, federal funds purchased, securities sold under agreements to repurchase, and other short and long-term borrowed funds. Interest expense is affected by volume, composition of interest bearing liabilities, and the related rates paid on those liabilities. Total interest expense was $34.9 million for 2010, a decrease of $12.1 million or 25.7% compared to $47.1 million for 2009. Interest expense decreased mainly as a result of a lower average rate paid on deposits in an overall lower interest rate environment. Volume reductions, primarily on time deposits, also contributed to lower interest expense as the Company has made decisions to strategically reduce certain higher-rate deposits. The average rate paid on interest bearing liabilities was 2.1% for 2010, a decrease of 55 basis points compared to 2.6% for 2009.

The decrease in interest expense for 2010 exceeded the decrease for interest income as the Company has been able to more aggressively reduce its funding costs, particularly related to interest on deposits. The federal funds rate, which was at 4.25% at the beginning of 2008, fell to near zero percent by the end of 2008 and has remained at that level for all of 2009 and 2010. New deposits and other borrowing arrangements as well as the repricing of existing deposits and borrowings at lower market interest rates, particularly for shorter-term instruments, contributed to the overall lower interest expense in the comparable periods.

Net Interest Income
Net interest income is the most significant component of the Company’s operating earnings. Net interest income is the excess of the interest income earned on earning assets over the interest paid for funds to support those assets. The two most common metrics used to analyze net interest income are net interest spread and net interest margin.  Net interest spread represents the difference between the taxable-equivalent yields on earning assets and the rates paid on interest bearing liabilities.  Net interest margin represents the percentage of taxable equivalent net interest income to average earning assets.  Net interest margin will exceed net interest spread because of the existence of noninterest bearing sources of funds, principally demand deposits and shareholders’ equity, which are also available to fund earning assets.  Changes in net interest income and margin result from the interaction between the volume and composition of earning assets, their related yields, and the associated cost and composition of the interest bearing liabilities. Accordingly, portfolio size, composition, and the related yields earned and the average rates paid can have a significant impact on net interest spread and margin. The table following this discussion represents the major components of interest earning assets and interest bearing liabilities on a tax equivalent basis.  To compare the tax-exempt asset yields to taxable yields, amounts in the table are adjusted to pretax equivalents based on the marginal corporate Federal tax rate of 35%.

Net interest income was $54.8 million for 2010, an increase of $958 thousand or 1.8% compared to $53.8 million for 2009. Interest income for 2010 decreased $11.2 million, but was offset by a $12.1 million or 25.7% decrease in total interest expense. The Company reported a de-

crease in all major interest income and interest expense line items that was mainly attributed to lower interest rates. Generally, variable and floating rate assets and liabilities that have reset since the prior reporting period as well as activity related to new earning assets and funding sources, have repriced downward to reflect an overall lower interest rate environment. Rate declines for both earning assets and interest bearing liabilities were driven mainly by continuing weak economic conditions in the Company’s markets as well as the Company’s overall strategy of being more selective in pricing deposits and extending loans in an effort to improve net interest margin, overall profitability, and capital position.

In addition to the impact of lower overall interest rates, a decrease in volume also contributed to lower interest income on loans and interest expense on time deposits and long term borrowings. Volume decreases for loans and deposits have been largely strategy driven, whereby the Company has been more selective in pricing deposits and extending loans in a more focused effort to improve net interest margin and overall profitability. The decrease in the volume of long term borrowings were impacted by the maturity during the fourth quarter of 2010 of $50 million of borrowed funds associated with the Company’s 2007 balance sheet leverage transaction.

Tax equivalent net interest income was $57.0 million for 2010, an increase of $623 thousand or 1.1% compared to $56.4 million for 2009. The net interest margin was 3.0%, an increase of 15 basis points from 2.85% in the prior year. Net interest spread accounted for 17 basis points of the higher net interest margin and was 2.78% for 2010 compared to 2.61% for 2009. The impact of noninterest bearing sources of funds negatively impacted net interest margin by 2 basis points in the comparison.  The effect of noninterest bearing sources of funds on net interest margin typically decreases as the average cost of funds declines.

The Company continues to actively monitor and proactively manage the rate sensitive components of both its assets and liabilities in a continuously changing and difficult market environment. This task has become increasingly more difficult following the extreme market disruptions and economic downturn that began in 2008. Competition in the Company’s market areas continues to be intense. The overall interest rate environment remains low by historical measures. The Federal Reserve has kept its short-term federal funds target rate at near zero percent since mid-December 2008 and has indicated that it expects to maintain that rate at an exceptionally low level for an extended period of time. Yields on Treasury securities of medium and longer-term maturity structures have decreased as of year-end 2010 compared to a year earlier. The two and 10-year notes decreased 542 basis points and 543 basis points, respectively in the comparison while the 30-year bond dropped 307 basis points.

Similar to the short-term federal funds target rate, the prime interest rate has not changed since December 2008. The Company uses the prime interest rate as part of its pricing model primarily on variable rate commercial real estate loans. The prime interest rate can have a significant impact on the Company’s interest income on loans that reprice based on changes to the prime interest rate. The Company’s variable interest rate loans contain provisions that limit the amount of increase or decrease in the interest rate during the life of the loan. This will limit the increase or decrease in interest income on loans that have interest rates tied to the prime interest rate. For 2010, the average yield earned on loans was 5.7%, which is in excess of the prime interest rate of 3.25% at year-end 2010. Predicting the movement of future interest rates is uncertain.

During 2010, the average rates for two of the most significant components of net interest income for the Company, loans and time deposits, both declined. As previously noted, the average rate earned on the Company’s loan portfolio declined 19 basis points to 5.7% for 2010. The average rate paid on time deposits decreased 87 basis points to 2.5% in the annual comparison. Should interest rates on the Company’s earning assets and interest paying liabilities reprice lower, the Company’s yield on earning assets could potentially decrease faster than its cost of funds. Should interest rates reprice higher, the Company’s cost of funds may also increase and could continue to increase faster than the yields on earning assets, resulting in a lower net interest margin.

Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential

Years Ended December 31,	2010			2009			2008
	Average		Average	Average		Average	Average		Average
(In thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Investment securities
Taxable	$441,635	$16,565	3.75%	$445,329	$20,424	4.59%	$425,206	$22,894	5.38%
Nontaxable1	82,327	4,149	5.04	97,960	5,186	5.29	86,784	4,653	5.36
Interest bearing deposits with banks, federal funds sold and securities purchased under agreements to resell	133,586	280	.21	129,092	302	.23	65,477	1,199	1.83
Loans 1,2,3	1,236,202	70,946	5.74	1,306,800	77,522	5.93	1,302,394	87,509	6.72
Total earning assets	1,893,750	$91,940	4.85%	1,979,181	$103,434	5.23%	1,879,861	$116,255	6.18%
Allowance for loan losses	(25,467)			(18,965)			(14,757)
Total earning assets, net of allowance for loan losses	1,868,283			1,960,216			1,865,104
Nonearning Assets
Cash and due from banks	64,216			96,965			72,373
Premises and equipment, net	39,541			41,069			40,649
Other assets	129,618			163,804			159,228
Total assets	$2,101,658			$2,262,054			$2,137,354
Interest Bearing Liabilities
Deposits
Interest bearing demand	$258,674	$453	.18%	$247,235	$713	.29%	$256,129	$1,805	.70%
Savings	272,080	1,663	.61	256,063	1,976	.77	261,692	3,499	1.34
Time	807,730	20,257	2.51	902,066	30,508	3.38	793,561	33,741	4.25
Federal funds purchased and other short-term borrowings	46,755	324	.69	62,948	453	.72	81,180	1,785	2.20
Securities sold under agreements to repurchase and other long-term borrowings	304,356	12,251	4.03	331,073	13,415	4.05	330,468	14,300	4.33
Total interest bearing liabilities	1,689,595	$34,948	2.07%	1,799,385	$47,065	2.62%	1,723,030	$55,130	3.20%
Noninterest Bearing Liabilities
Commonwealth of Kentucky deposits	1,347			34,992			37,025
Other demand deposits	209,020			191,656			177,347
Other liabilities	49,490			38,725			31,952
Total liabilities	1,949,452			2,064,758			1,969,354
Shareholders’ equity	152,206			197,296			168,000
Total liabilities and shareholders’ equity	$2,101,658			$2,262,054			$2,137,354
Net interest income		56,992			56,369			61,125
TE basis adjustment		(2,189)			(2,524)			(2,335)
Net interest income		$54,803			$53,845			$58,790
Net interest spread			2.78%			2.61%			2.98%
Effect of noninterest bearing sources of funds			.22			.24			.27
Net interest margin			3.00%			2.85%			3.25%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
2Loan balances include principal balances on nonaccrual loans.
3Loan fees included in interest income amounted to $1.4 million, $1.8 million, and $2.3 million for 2010, 2009, and 2008, respectively.

The following table is an analysis of the change in net interest income.

Analysis of Changes in Net Interest Income (tax equivalent basis)

Variance	Variance Attributed to	Variance	Variance Attributed to
(In thousands)	2010/2009	1	Volume	Rate	2009/2008	1	Volume	Rate
Interest Income
Taxable investment securities	$(3,859)	$(168)	$(3,691)	$(2,470)	$1,036	$(3,506)
Nontaxable investment securities2	(1,037)	(800)	(237)	533	594	(61)
Interest bearing deposits with banks, federal funds sold and securities purchased under agreements to resell	(22)	8	(30)	(897)	631	(1,528)
Loans2	(6,576)	(4,128)	(2,448)	(9,987)	296	(10,283)
Total interest income	(11,494)	(5,088)	(6,406)	(12,821)	2,557	(15,378)
Interest Expense
Interest bearing demand deposits	(260)	31	(291)	(1,092)	(61)	(1,031)
Savings deposits	(313)	117	(430)	(1,523)	(73)	(1,450)
Time deposits	(10,251)	(2,962)	(7,289)	(3,233)	4,235	(7,468)
Federal funds purchased and other short-term borrowings	(129)	(111)	(18)	(1,332)	(333)	(999)
Securities sold under agreements to repurchase and other long-term borrowings	(1,164)	(1,097)	(67)	(885)	26	(911)
Total interest expense	(12,117)	(4,022)	(8,095)	(8,065)	3,794	(11,859)
Net interest income	$623	$(1,066)	$1,689	$(4,756)	$(1,237)	$(3,519)
Percentage change	100.0%	(171.1)%	271.1%	100.0%	26.0%	74.0%

1	The changes which are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
2	Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Noninterest Income
Noninterest income for 2010 was $34.1 million, an increase of $5.9 million or 21.1% compared to $28.2 million for 2009. The increase in noninterest income was due primarily to a $5.4 million increase in net gains on the sale of investment securities. Significant other favorable increases included net gains on the sale of loans of $210 thousand or 20.3%, allotment processing fees of $170 thousand or 3.1%, non-deposit service charges, commissions, and fees of $152 thousand or 3.4%, and other income of $230 thousand or 190%. Decreases in noninterest income line items include service charges and fees on deposits of $176 thousand or 1.9% and trust income of $75 thousand or 4.3%.

The sale of investment securities in 2010 were strategically made to lock in some of the increase in their values and to  bolster capital and to help counterbalance the high level of provision for loan losses and expenses related to repossessed real estate. The sales were made after careful analysis of multiple reinvestment scenarios that would minimize the negative impact on the net interest margin on a go forward basis.

The $210 thousand increase in net gains on the sale of loans is volume related, as the amount of loans sold in 2010 were $51.5 million, up $5.6 million or 12.2% compared to 2009. The increase in loans sold is due to a higher volume of secondary market origination activity. Loan originations and refinance activities, buoyed by the low interest rate environment, picked up during the latter half of 2010 particularly in the months of October and November. The $170 thousand increase in allotment processing fees is due to overall higher transaction volumes. The increase in other non-deposit service charges, commissions, and fees of $152 thousand was driven by higher interchange fees of $220 thousand or 10.7% mainly resulting from higher transaction volumes. The $230 thousand increase in other income is mainly due to a $261 thousand lower aggregate loss attributed to tax credit partnerships. The loss attributed to these partnerships in 2010 was $145 thousand compared to a loss of $406 thousand for 2009. The aggregate carrying amount of the Company’s investment in the partnerships at year-end 2010 was $425 thousand.

The $176 thousand decrease in service charges and fees on deposits is mainly attributed to lower overdraft/insufficient funds charges of $134 thousand or 2.1%. The decrease in fees is attributed to volume declines, which led to lower fees of $124 thousand or 7.7% and $143 thousand or 8.8% during the fourth quarter of 2010 compared to the linked third quarter and fourth quarter a year ago, respectively. Beginning in the third quarter of 2010, the Federal Reserve Board began to prohibit financial institutions from charging fees to customers for paying overdrafts on one-time debit card and automated teller machine transactions without the customer opting-in to the overdraft service for those transactions. The rule change, combined with the Company’s earlier adoption during 2010 of certain regulatory “best practices” related to overdraft charges, have contributed to the decrease in revenue from overdraft/insufficient funds. However, the Company is unable to precisely quantify the impact related to these events. The Company is also unable to predict how this rule will impact the level of overdraft/insufficient funds fees it will collect in future periods.

The $75 thousand decrease in trust income is due to lower overall asset values on which trust fees are based combined with the collection of a large fee in the second quarter of the prior year.

Noninterest Expense
Total noninterest expenses were $62.7 million for 2010, a decrease of $52.4 million or 45.5% compared to $115 million for 2009. The decrease in noninterest expense in the comparison periods is mainly attributed to a $52.4 million one-time, non-cash goodwill impairment charge that was recorded in the fourth quarter of 2009. All other expenses, on a net basis, were unchanged for 2010 compared to 2009. Improvements continue to be made in a significant number of noninterest expense categories. The more significant decreases in noninterest expense categories in the comparison include salaries and employee benefits of $2.8 million or 9.4%, amortization of intangible assets of $515 thousand or 26.4%, equipment expense of $428 thousand or 13.9%, and correspondent banking fees of $391 thousand or 38.8%. Net expenses related to repossessed assets increased $4.0 million or 192%. Deposit insurance expense and bank franchise taxes were up $502 thousand or 13.3% and $217 thousand or 9.6%, respectively.

The $52.4 million goodwill impairment charge recorded in 2009 was a result of the Company’s annual goodwill impairment testing during the fourth quarter. During that testing, the Company concluded that as a result of continuing economic weaknesses and heightened market concern surrounding the credit risk and market capital position of the overall financial institutions industry, the fair value of the Company’s single reporting unit would more likely than not be below its carrying amount. The Company engaged an independent third party to assist with its goodwill impairment analysis and determined that the implied fair value of its goodwill was significantly less than the carrying value, resulting in the non-cash impairment charge.

The $2.8 million decrease in salaries and employee benefits is due to an overall shrinking workforce and a decrease in the Company’s matching contributions to its salary savings plan that took effect in the first quarter of 2010. The average number of full time equivalent employees was 528 for 2010, down 33 or 5.9% from 561 for 2009. In addition, starting in the first quarter of 2010 the Company began to match 50% of eligible employee deferrals up to a maximum of 6% of the participants’ compensation related to its salary saving plan. For 2009, the Company matched all eligible employee contributions up to 6% of the participants’ compensation.

Amortization of intangible assets, which relate to customer lists and core deposits from prior acquisitions, is decreasing as a result of amortization schedules that allocate a higher amount of amortization in the earlier periods following an acquisition consistent with how the assets are used. The $428 thousand decrease in equipment expenses for 2010 is mainly due to lower depreciation expense of $273 thousand. The decrease in depreciation expense is a result of a relatively small amount of net additions to the Company’s fixed assets. A decrease in depreciation expense on existing fixed assets exceeded the amount of depreciation expense related to net new fixed assets in the comparison. The sharp decrease in correspondent bank fees of $391 thousand are mainly a function of lower volume related to a custodial services contract with the Kentucky Teachers’ Retirement System that expired at the end of the second quarter of 2010 that was not renewed.

The $4.0 million increase in net other real estate expenses is attributed to the elevated amount of foreclosed real estate properties held by the Company during 2010. Expenses relating to these properties generally include amounts to prepare the properties for resale and, in some cases, impairment charges to write down a property’s book value to its fair value less estimated costs to sell as determined by appraisal. Impairment charges included in net other real estate expenses were $4.1 million for 2010. Three separate real estate developments account for $3.0 million of the total impairment charges.

The increase in deposit insurance expense of $502 thousand was driven mainly by higher assessment rates primarily at two of the Company’s bank subsidiaries that are subject to regulatory agreements. Deposit assessment rates fluctuate as a result of changes to a bank’s Federal Deposit Insurance Corporation’s (“FDIC”) risk category that takes into account its capital levels, supervisory ratings, and other risk measures based on various financial ratios established by the FDIC. The $217 thousand increase in bank franchise taxes correlates to an increase in the base amount subject to the Kentucky Bank Franchise Tax of the Company’s bank subsidiaries. The tax base is made up of a banks’ net capital, as defined, which generally represents the total capital of a bank adjusted for U.S. and Kentucky obligations as defined by Kentucky banking regulations.

Income Tax
Income tax expense was $2.0 million for 2010 with an effective income tax rate of 22.7%. For 2009, the Company recorded an income tax benefit of $9.2 million that was driven by the impact of the goodwill impairment charge recorded during the fourth quarter. A portion of the Company’s previously recorded goodwill was created in taxable business combinations and therefore was able to record a tax benefit of $5.9 million attributed to the impairment charge.

FINANCIAL CONDITION

The size of the Company’s balance sheet decreased at year-end 2010 compared to year-end 2009. The reduction is due primarily to the Company’s broad strategy to realign its balance sheet. The most significant parts of the strategy has included a more cautious and measured approach to lending as well as a more focused effort in reducing the Company’s overall cost of funds. For loans, the approach has been to be more selective, in terms of acceptable credit risk, in the credits that are underwritten. On the funding side, the approach has been to more aggressively reprice higher-rate time deposits downward as they mature or by electing to not renew. The strategy of reducing the overall size of the balance sheet is part of the Company’s plan to improve its net interest margin, nonperforming asset levels, capital ratios, and overall profitability.

Total assets were $1.9 billion at December 31, 2010, a decrease of $236 million or 10.9% from the year-end 2009. The decrease in assets occurred across all major asset groups and mainly is reflective of the balance sheet realignment strategy summarized above. The most significant decreases were as follows: cash and cash equivalents $36.3 million or 16.6%, investment securities $104 million or 18.9%, loans (net of unearned income and allowance for loan losses) $84.5 million or 6.8%, and company-owned life insurance $7.8 million or 21.4%.

The decrease in cash and cash equivalents and investment securities is attributed primarily to the overall net funding position of the Company, which was heavily influenced by the plan to lower funding costs and improve net interest margin. The decrease in investment securities has also been impacted by the overall low interest rate environment such that the Company has reinvested more of the amounts it received from maturing or called bonds into shorter term cash equivalents.

The decrease in company-owned life insurance is attributed to the liquidation of $8.6 million at the Parent Company of life insurance at its cash surrender value. The Parent Company took this action during the first quarter of 2010 mainly to have additional cash available to inject into certain of its bank subsidiaries to strengthen their capital positions. An additional $2.2 million of company-owned life insurance remains at the Parent Company at year-end 2010 that is expected to be liquidated in the near term.

Total liabilities were $1.8 billion at December 31, 2010, a decrease of $239 million or 11.8% compared to December 31, 2009. Net deposits decreased $170 million or 10.4% while net borrowed funds decreased $64.5 million or 17.7%. The net decrease in deposits was led by lower interest bearing deposits of $162 million or 11.4%. As discussed above, the decrease in interest bearing deposit balances is mainly attributed to the Company’s overall balance sheet realignment strategy and goal for reducing overall funding costs. For 2010, the Company’s average rate paid on interest bearing liabilities was 2.1%, a decrease of 55 basis points compared to 2.6% for 2009. The average rate paid on interest bearing deposits was 1.7% for 2010 or 69 basis points lower than the previous year amount of 2.4%. Lowering the cost of funds has led to a reduction of higher-balance time deposits and many of these depositors that are seeking higher yields have withdrawn their balances at maturity in lieu of renewing at lower rates.

The decrease in net borrowed funds is due to a $64.7 million or 24.2% lower amount of long-term borrowings outstanding in the year to year comparison. Long-term borrowings decreased $50.0 million as a result of scheduled maturities attributed to the Company’s 2007 balance sheet leverage transaction. The remaining decrease is nearly all attributed to scheduled repayments of Federal Home Loan Bank (“FHLB”) borrowings.

Shareholders’ equity increased $2.7 million or 1.8% to $150 million at year-end 2010 compared to $147 million a year earlier. The increase in shareholders’ equity is due mainly to net income of $6.9 million for the year partially offset by dividends on preferred stock of $1.5 million and a decrease in accumulated other comprehensive income of $3.0 million.

Management of the Company considers it noteworthy to understand the relationship between Farmers Bank and the Commonwealth of Kentucky.  Farmers Bank provides various services to state agencies of the Commonwealth.  As the depository for the Commonwealth, checks are drawn on Farmers Bank by these agencies, which include paychecks and state income tax refunds.  Farmers Bank also processes vouchers of the WIC (Women, Infants and Children) program for the Cabinet for Human Resources. Therefore, reviewing average balances is important to understanding the financial condition of the Company as daily deposit balances can fluctuate significantly as a result of Farmers Bank’s relationship with the Commonwealth.

The Commonwealth seeks qualified financial institutions to meet its banking needs by periodically issuing a request for proposal through a competitive bidding process. In a change from past practices, Farmers Bank partnered with a larger out of state financial institution to better respond to the Commonwealth’s most recent request for proposal for banking services. While the Company and the Commonwealth have had a mutually beneficial relationship in the past, the partnering concept brings greater resources to the business relationship. The Company can provide the Commonwealth with an increased level of service by partnering with the larger financial institution, leveraging off of the Company’s extensive specialized knowledge base, and maintaining local synergies. The bidding process, however, is highly competitive and there can be no assurance about whether Farmers Bank, through its partner, will continue to provide banking services to the Commonwealth in the future. The impact of not retaining the general depository services contract of the Commonwealth would not be expected to have a material impact on the Company’s results of operations, overall liquidity, or net cash flows.

On an average basis, total assets were $2.1 billion for 2010, a decrease of $160 million or 7.1% from the average for 2009. Average total assets decreased $52.4 million from year-end 2009 as a result of the goodwill impairment charge at year-end 2009 where the Company wrote off the entire amount of its goodwill. Average earning assets decreased $85.4 million or 4.3% from year-end 2009. However, as a percentage of total average assets, average earning assets were 90.1% for 2010, an increase of 261 basis points from 87.5% for 2009. Average net loans decreased $70.6 million or 5.4% in the comparison. Deposits averaged $1.5 billion for 2010, a decrease of $83.2 million or 5.1% from 2009. Average noninterest bearing deposit balances declined $16.3 million or 7.2% in the comparison led by a sharp decrease in amounts related to the Commonwealth of $33.6 million. All other average noninterest bearing deposits increased $17.4 million or 9.1%. Average interest bearing deposits decreased $66.9 million or 4.8% led by lower time deposits of $94.3 million or 10.5%.

Loans
Loans, net of unearned income, were $1.2 billion at December 31, 2010, a decrease of $79.1 million or 6.2% compared to year-end 2009. The Company continues to take a measured and cautious approach to loan originations while executing its balance sheet realignment strategy and working through high levels of nonperforming assets. Nonperforming assets increased sharply in the fourth quarter of 2009 and into the first quarter of 2010 as a result of the lingering effects of one of the most severe recessions in recent history. Loans secured by farmland and real estate of other commercial enterprises increased $5.6 million or 1.4% at year-end 2010 compared to year-end 2009. All other sectors of the loan portfolio experienced declines. Commercial, financial, and agricultural based lending decreased $5.7 million or 5.0%. Real estate construction and land development lending was down $57.5 million or 27.2% and loans secured by residential real estate decreased $4.4 million or .9% in the annual comparison. Consumer installment loans and commercial leasing decreased $7.7 million or 21.4% and $9.3 million or 38.4%, respectively in the yearly comparison.

The composition of the loan portfolio, net of unearned income, is summarized in the table below. Adjustments have been made among categories of prior years to reclassify certain loans to conform to their current classification. Total loans in prior years did not change.

December 31, (In thousands)	2010	%	2009	%	2008	%	2007	%	2006	%
Commercial, financial, and agricultural	$108,959	9.1%	$114,687	9.0%	$116,816	8.9%	$135,898	10.5%	$176,910	14.8%
Real estate – construction and land development	154,208	12.9	211,725	16.7	260,434	19.8	254,788	19.7	176,779	14.8
Real estate mortgage – residential	469,273	39.3	473,644	37.2	453,695	34.6	416,477	32.3	393,345	32.8
Real estate mortgage – farmland and other commercial enterprises	416,904	35.0	411,309	32.3	409,909	31.2	403,167	31.2	361,004	30.1
Installment	28,532	2.4	36,280	2.9	44,504	3.4	51,393	4.0	56,344	4.7
Lease financing	14,964	1.3	24,297	1.9	27,222	2.1	30,262	2.3	33,454	2.8
Total	$1,192,840	100.0%	$1,271,942	100.0%	$1,312,580	100.0%	$1,291,985	100.0%	$1,197,836	100.0%
When loan balances decline either as a result of lower demand or due to reasons such as for the Company’s plan to strategically shrink its balance sheet, the available funds are generally redirected to temporary investments or investment securities, which typically involve a decrease in credit risk and produce lower yields. The Company does not have direct exposure to the subprime mortgage market. The Company does not originate subprime mortgages nor has it invested in bonds that are secured by such mortgages. Subprime mortgage lending is defined by the Company generally as lending to a borrower that would not qualify for a mortgage loan at prevailing market rates or whereby the underwriting decision is based on limited or no documentation of the ability to repay.

On average, loans represented 65.3% of earning assets for 2010, a decrease of 75 basis points compared to 66.0% for 2009. Average loans represent a lower percentage of earning assets due to a lower average outstanding balance that has driven the overall reduction in average total earning assets.

The following table presents the amount of commercial, financial, and agricultural loans and loans secured by real estate outstanding at December 31, 2010 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

Loan Maturities

	Within	After One But	After
(In thousands)	One Year	Within Five Years	Five Years	Total
Commercial, financial, and agricultural	$43,274	$45,474	$20,211	$108,959
Real estate – construction and land development	124,682	23,569	5,957	154,208
Real estate mortgage – residential	69,263	109,260	290,750	469,273
Real estate mortgage – farmland and other commercial enterprises	77,387	189,897	149,620	416,904
Total	$314,606	$368,200	$466,538	$1,149,344

The table below presents the amount of commercial, financial, and agricultural loans and loans secured by real estate outstanding at December 31, 2010 that are due after one year, classified according to sensitivity to changes in interest rates.

Interest Sensitivity

	Fixed	Variable
(In thousands)	Rate	Rate
Due after one but within five years	$289,718	$78,482
Due after five years	59,819	406,719
Total	$349,537	$485,201

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

The risk-rated methodology includes segregating watch list and past due loans from the general portfolio and allocating specific reserves to these loans depending on their status. For example, watch list loans, which may be identified by the internal loan review risk-rating process or by regulatory examiner classification, are assigned a certain loss percentage while loans past due 30 days or more are assigned a different loss percentage. Each of these percentages considers past experience as well as current factors. The remainder of the general loan portfolio is segregated into three components having similar risk characteristics as follows: commercial loans, consumer loans, and real estate loans. Each of these components is assigned a loss percentage based on their respective rolling twelve quarter historical loss percentage. Additional allocations to the allowance may then be made for subjective factors, such as those mentioned above, as determined by senior managers who are knowledgeable about these matters. During 2007, the Company further identified signs of deterioration in certain real estate development loans that have remained present into 2010 and specific allowances related to these loans were recorded.

While management considers the allowance for loan losses to be adequate based on the information currently available, additional adjustments to the allowance may be necessary due to changes in the factors noted above. Borrowers may experience difficulty in periods of economic deterioration, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require additional increases in the provision for loan losses. Regulatory agencies, as an integral part of their examinations, periodically review the allowance for loan losses. These reviews could result in additional adjustments to the provision for loan losses based upon their judgments about relevant information available during their examination.

In general, allowance for loan losses increases as the level of nonperforming and impaired loans, as a percentage of net loans outstanding, increases. The Company’s allowance for loan loss amount has heavily considered past loan loss experience to estimate current loan losses, but it also considers current trends within the portfolio that may not be indicative of past charge-off levels. Adjustments are made to the allowance for loan losses as needed when such matters are identified.

Although there were signs of improvements during 2010, economic weaknesses remain as a result of one of the most severe economic declines in recent history which began in the latter part of 2007 and early 2008. These economic conditions resulted in significant stress through deterioration in credit quality and collateral values, primarily in the Company’s residential real estate development and commercial real estate sectors of its lending portfolio. Lower real estate values, increased foreclosures, and high levels of unemployment over a prolonged period have all contributed to the Company’s elevated amounts of nonperforming assets and loan charge-offs. These factors have also resulted in an increase in the allowance for loan losses primarily related to real estate development and commercial real estate lending. Real estate markets, both residential and commercial, remain strained and unemployment rates are forecasted to remain high for the foreseeable future. A slowdown in real estate sales activity creates cash flow difficulties for those borrowers in real estate development and related businesses that primarily depend on the sale of real estate. The Company expects the lingering effects of the economic downturn to continue to hinder its efforts to improve asset quality in the short term. The Company works with its loan customers on an individual case-by-case basis in order to maximize loan repayments and does not have a formal loan modification program.

Impaired loans are defined as loans in which the Company does not expect to receive full payment under the contractual terms. Impaired loans are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or at the fair value of the collateral taking into consideration estimated costs to sell if the loan is collateral dependent. Collateral values are updated in accordance with policy guidelines by  obtaining independent third party appraisals and monitoring sales activity of similar properties in our market area.

Following is a tabular presentation of impaired loans at December 31, 2010 that includes the loan type, unpaid principal balance, estimated collateral value, and type of collateral for significant groupings of loans:

(In thousands) Loan Type	Unpaid Principal	Estimated Collateral Value	Collateral Type
Real estate-construction and land development	$58,750	$79,954	Primarily residential real estate developments
Real estate mortgage-residential	33,045	48,286	Residential real estate, including single and multi-family use
Real estate mortgage-farmland and other commercial enterprises	37,674	61,642	Commercial real estate, including farmland and other business enterprises
Other	551	235	Business assets, inventory, accounts receivable, personal autos, and other vehicles
Total	$130,020	$190,117

In the aggregate, the estimated collateral value for impaired loans exceeds the unpaid principal amount. In many cases the estimated fair value of the collateral less cost to sell exceeds the loan balance and no impairment reserve is needed. However, the Company has taken a charge to write down certain of these impaired loans to the estimated fair value of the collateral (less estimated costs to sell). At year-end 2010, the Company had $6.0 million in specific reserves related to its impaired loans. Of this total, $2.8 million or 46.3% is attributed to real estate construction and land development lending and $2.1 million or 34.0% is attributed to loans secured by residential real estate. Two individual credit relationships account for $3.3 million or 54.5% of the $6.0 million specific reserves. Both of these credits have been restructured and have an aggregate outstanding principal balance of $10.3 million.

The provision for loan losses was $17.2 million for 2010, a decrease of $3.5 million or 17.0% compared to $20.8 million for 2009. The decrease in the provision for loan losses for 2010 is mainly due to fewer new nonperforming and impaired loans requiring specific allocations compared to a year earlier. An overall net decrease in loans outstanding contributed, to a lesser extent, to the lower provision for loan losses. The Company experienced a lower rate of increase in nonperforming loans during 2010 compared to 2009. Nonperforming loans were $91.0 million at year-end 2010, representing an increase of $14.6 million over the prior year. For 2009, the increase in nonperforming loans was

$50.9 million, $31.9 million of which occurred during the fourth quarter. For additional information about nonperforming loans, refer to the caption “Nonperforming Assets” that follows.

Net loan charge-offs were $11.8 million for 2010, a decrease of $2.4 million or 17.0% compared to $14.2 million for 2009. Charge-offs of $5.4 million or 45.8% of total charge-offs for 2010 are attributed to four individual credit relationships that represent primarily residential real estate development projects. Gross charge-offs and recoveries by loan category are detailed in the table that follows. Net charge-offs as a percentage of average loans were .96% for 2010, a decrease of 13 basis points compared to 1.09% for 2009. Although the provision for loan losses was lower in 2010 compared to the year before, the allowance for loan losses as a percentage of outstanding loans (net of unearned income) has increased to 2.41% at December 31, 2010 compared to 1.84% at December 31, 2009. The allowance for loan losses as a percentage of nonperforming loans was 31.6% and 30.6% at year-end 2010 and 2009, respectively.

The relatively low percentage of the allowance for loan losses to nonperforming loans is due in part to the composition of nonperforming loans. Restructured loans account for 40.6% of the total amount of nonperforming loans at year-end 2010. The allowance attributed to credits that are restructured with lower interest rates represents the difference in the present value of future cash flows calculated at the loan’s original effective interest rate and the new lower rate. This generally results in a reserve for loan losses that is less severe than for other loans that are collateral dependent.

In addition to higher restructured loans, nonaccrual loans at year-end 2010 include an aggregate amount of $19.0 million higher-balance loans representing five credit relationships that had specific reserves of $1.1 million prior to being classified as nonaccrual. The classification of these loans to nonaccrual status had a more limited impact on the allowance for loan losses since a reserve had already been established. Each of these loans were performing at year-end 2009, but were identified as impaired on that date and specific reserves were recorded. From this group of credits, loans totaling $16.0 million are secured primarily by real estate construction and land development projects and $3.0 million secured mainly by residential real estate properties.

The table below summarizes the loan loss experience for the past five years. Reclassifications have been made between categories of charge offs and recoveries in prior years in order to conform to current loan classifications. Total charge offs and recoveries in prior years did not change.

Allowance For Loan Losses

Years Ended December 31, (In thousands)	2010	2009	2008	2007	2006
Balance of allowance for loan losses at beginning of year	$23,364	$16,828	$14,216	$11,999	$11,069
Acquisition of Citizens Jessamine					1,066
Loans charged off:
Commercial, financial, and agricultural	869	1,618	1,160	618	562
Real estate-construction and land development	7,599	4,176	581	9
Real estate mortgage-residential	1,521	3,247	675	395	66
Real estate mortgage-farmland and other commercial enterprises	1,557	2,304	817	258	134
Installment loans to individuals	709	948	953	822	763
Lease financing	135	2,475	356	52	254
Total loans charged off	12,390	14,768	4,542	2,154	1,779
Recoveries of loans previously charged off:
Commercial, financial, and agricultural	181	132	153	186	307
Real estate-construction and land development	2		8	5
Real estate mortgage-residential	42	82	53	82	43
Real estate mortgage-farmland and other commercial enterprises	28	34	991	153	38
Installment loans to individuals	286	216	256	260	249
Lease financing	38	72	372	47	41
Total recoveries	577	536	1,833	733	678
Net loans charged off	11,813	14,232	2,709	1,421	1,101
Additions to allowance charged to expense	17,233	20,768	5,321	3,638	965
Balance at end of year	$28,784	$23,364	$16,828	$14,216	$11,999
Average loans net of unearned income	$1,236,202	$1,306,800	$1,302,394	$1,250,423	$1,051,002
Ratio of net charge-offs during year to average loans, net of unearned income	.96%	1.09%	.21%	.11%	.10%

The following table presents an estimate of the allocation of the allowance for loan losses by type for the date indicated. Although specific allocations exist, the entire allowance is available to absorb losses in any particular category. Adjustments have been made between categories of prior years related to classification changes of certain loans to conform to their current presentation. The total allowance for loan losses in previous years did not change.

December 31, (In thousands)	2010		2009		2008		2007		2006
	Amount	% of Respective Loan Category	Amount	% of Respective Loan Category	Amount	% of Respective Loan Category	Amount	% of Respective Loan Category	Amount	% of Respective Loan Category
Commercial, financial, and agricultural	$2,876	2.6%	$3,914	3.41%	$1,992	1.71%	$2,315	1.70%	$2,091	1.18%
Real estate – construction and land development	10,367	6.7	9,806	4.63	5,065	1.94	3,902	1.53	1,981	1.12
Real estate mortgage – residential	10,017	2.1	4,749	1.00	3,337	.74	3,146	.76	2,989	.76
Real estate mortgage – farmland and other commercial enterprises	4,143	1.0	3,252	.79	3,300	.81	2,347	.58	1,684	.47
Installment loans to individuals	997	3.5	1,005	2.77	2,333	5.24	1,975	3.84	2,291	4.07
Lease financing	384	2.6	638	2.63	801	2.94	531	1.75	963	2.88
Total	$28,784	2.41%	$23,364	1.84%	$16,828	1.28%	$14,216	1.10%	$11,999	1.00%

In addition to the discussion above relating to lending activities, additional information concerning the Company’s asset quality is discussed under the caption “Nonperforming Assets” which follows and “Investment Securities” beginning on page 60.

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

Nonperforming assets were $122 million at December 31, 2010, an increase of $14.0 million or 13.0% compared to $108 million at year-end 2009. Nonperforming assets spiked upward by $67.7 million or 169% in the prior year and have remained elevated mainly as a result of the ongoing weaknesses in the overall economy that continues to strain the Company and many of its customers, particularly those associated with real estate development lending. The increase in nonperforming assets for 2010 compared to 2009 is primarily attributed to higher restructured loans of $19.1 million or 106%.

Nonperforming assets by category are presented in the table below for the dates indicated.

December 31, (In thousands)	2010	2009	2008	2007	2006
Loans accounted for on nonaccrual basis	$53,971	$56,630	$21,545	$18,073	$1,462
Loans past due 90 days or more and still accruing	42	1,807	3,913	2,977	2,856
Restructured loans	36,978	17,911
Total nonperforming loans	90,991	76,348	25,458	21,050	4,318
Other real estate owned	30,545	31,232	14,446	6,044	5,031
Other foreclosed assets	34	38	47	66	54
Total nonperforming assets	$121,570	$107,618	$39,951	$27,160	$9,403

Additional details for nonperforming loans were as follows at year-end 2010 and 2009:

Nonperforming Loans
December 31, (In thousands)	2010	2009
Nonaccrual Loans
Commercial, financial, and agriculture	$658	$965
Real estate-construction and land development	35,893	35,648
Real estate mortgage-residential	10,728	8,633
Real estate mortgage-farmland and other commercial enterprises	6,528	11,038
Installment	114	241
Lease financing	50	105
Total nonaccrual loans	$53,971	$56,630

Restructured Loans
Commercial, financial, and agriculture		$670
Real estate-construction and land development	$16,793	11,047
Real estate mortgage-residential	9,147	2,053
Real estate mortgage-farmland and other commercial enterprises	11,038	4,141
Total restructured loans	$36,978	$17,911

Past Due 90 Days or More and Still Accruing
Commercial, financial, and agriculture		$450
Real estate-construction		477
Real estate mortgage-residential	$28	458
Real estate mortgage-farmland and other commercial enterprises		27
Installment	5	395
Lease financing	9
Total past due 90 days or more and still accruing	$42	$1,807

Total nonperforming loans	$90,991	$76,348

Ratio of total nonperforming loans to total loans (net of unearned income)	7.6%	6.0%

Nonaccrual loans make up the largest component of nonperforming assets. Such loans were $54.0 million at December 31, 2010, a decrease of $2.7 million or 4.7% compared to $56.6 million at year-end 2009. Three of the Company’s four subsidiary banks experienced an overall net decrease in nonaccrual loans of $8.8 million or 23.3% in the annual comparison. This was partially offset by a $6.1 million or 32.3% increase at one of the Company’s subsidiary banks due mainly to the addition of three credit relationships amounting to $7.2 million. Of these three credits, two in the amount of $4.2 million in the aggregate were identified as impaired during 2009 and specific reserves were allocated. A third credit in the amount of $3.0 million, with a specific reserve allocation of $196 thousand, was added during the fourth quarter of 2010.

The $19.1 million net increase in restructured loans at year-end 2010 compared to year-end 2009 was led by a residential real estate development credit in the amount of $9.7 million and three other separate credits totaling $8.1 million. Of the three credits totaling $8.1 million, one relates to a credit relationship with an outstanding total of $3.8 million secured by vacation condo units and the other two represent $4.3 million in the aggregate secured by commercial real estate properties. The Company gives careful consideration to identifying which of its challenged credits merit a restructuring of terms that it believes will result in maximum loan repayments and mitigate possible losses. Cash flow projections are carefully scrutinized prior to restructuring any credits; past due credits are typically not granted concessions.

From time to time the Company’s affiliate banks modify a customer’s loan, but such modifications may not meet the criteria for classification of restructured troubled debt.  The primary reasons for such restructurings are:

•	repricing a loan to a current market rate of interest to a borrower with good credit and adequate collateral value in order to retain the customer,
•
changing the payment frequency from monthly to quarterly, semi-annually, or annually where the loan is performing, the borrower has good credit and adequate collateral value and the Company believes valid reasons exist for the change, or

•
extending the interest only payment period of a performing loan where the borrower has good credit and adequate collateral value in instances where a project may still be in a phase of development or leasing-up, but where the Company believes completion will occur in the near future, or such extension is otherwise in the Company’s best interest.

As a modification is made, management evaluates whether the modification meets the criteria to be classified as a troubled debt.  This criteria has two components:

1.	The bank made a concession on the loan terms, and
2.	The borrower is experiencing financial difficulty.

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

The table below sets forth on an aggregate basis at December 31, 2010, the types of non-troubled debt restructurings by loan type, number of loans, average loan balance and modification type:

# of Loans	Loan Type	Average Loan Balance (in thousands)	Range of Loan Balances (in thousands)	Modification Type
1	Commercial, financial and agricultural	$13	N/A	changed repayment frequency
56	Commercial, financial and agricultural	39	$0 - $470	lowered interest rate to market rate to retain loan
26	Installment loan	16	1 - 67	lowered interest rate to market rate to retain loan
2	Installment loan	4	3 - 6	changed repayment frequency
42	Real estate mortgage – farmland and other commercial enterprises	650	0 - 4,530	lowered interest rate to market rate to retain loan
4	Real estate mortgage – farmland and other commercial enterprises	1,412	1 - 2,919	changed repayment frequency or extended interest only period
68	Real estate mortgage - residential	194	7 - 5,135	lowered interest rate to market to retain loan (in one case increased payment frequency)
11	Real estate mortgage - residential	122	74 - 193	changed repayment frequency (in one case modified payment terms for estates of deceased borrower at representative’s request)
15	Real estate – construction and land development	184	13 - 741	lowered interest rate to market rate to retain loan (in two cases extended interest only period)

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

Other real estate owned (“OREO”) was $30.5 million at year-end 2010, a decrease of $687 thousand or 2.2% compared to $31.2 million at year-end 2009. Real estate properties totaling $17.8 million were transferred into OREO during 2010, offset primarily by sales and write-downs of OREO totaling $14.4 million and $4.1 million, respectively. The $17.8 million transferred into OREO during 2010 is made up mostly by real estate securing eight credit relationships totaling $10.2 million, which includes $8.8 million classified as nonaccrual at year-end 2009. Of the $14.4 million sold in 2010, $8.6 million represents the five largest amounts in terms of carrying values, the largest of which relates to a single commercial property of $4.6 million sold during the first quarter.

The Company’s comprehensive risk-grading and loan review program includes a review of loans to assess risk and assign a grade to those loans, a review of delinquencies, and an assessment of loans for needed charge-offs or placement on nonaccrual status. The Company had loans in the amount of $127 million and $105 million at year-end 2010 and year-end 2009, respectively, which were performing but considered potential problem loans and are not included in the nonperforming loan totals in the table above. These loans, however, are considered in establishing an appropriate allowance for loan losses. The balance outstanding for potential problem credits is mainly a result of ongoing weaknesses in the overall economy that continue to strain the Company and many of its customers, particularly real estate development lending. Potential problem loans include a variety of borrowers and are secured primarily by real estate. At December 31, 2010 the five largest potential problem credits were $35.9 million in the aggregate compared to $31.4 million at year-end 2009 and secured by various types of real estate including commercial, construction properties, and residential real estate development.

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

Temporary Investments
Temporary investments consist of interest bearing deposits in other banks and federal funds sold and securities purchased under agreements to resell. The Company uses these funds in the management of liquidity and interest rate sensitivity. At December 31, 2010, temporary investments were $158 million, a decrease of $24.7 million or 13.5% compared to $182 million at year-end 2009. The decrease in temporary investments was driven by lower interest bearing deposit balances held in other banks of $36.0 million or 20.5%, primarily with the Federal Reserve banking system, partially offset by a $11.3 million or 172% increase in federal funds sold and securities purchased under agreements to resell.

Temporary investments averaged $134 million for the year 2010, an increase of $4.5 million or 3.5% compared to $129 million from year-end 2009. The increase is a result of the Company’s overall net funding position, which reflects a more conservative lending approach as the Company works through its high level of nonperforming assets and a continuing difficult economy. Temporary investments are reallocated to loans or other investments as market conditions and Company resources warrant.

Investment Securities
The investment securities portfolio is comprised primarily of debt securities issued by U.S. government-sponsored agencies, mortgage-backed securities, and tax-exempt securities of states and political subdivisions. Substantially all of the Company’s investment securities are designated as available for sale. Total investment securities were $445 million on December 31, 2010, a decrease of $104 million or 18.9% compared to $549 million at year-end 2009. Net amortized cost amounts decreased $97.3 million or 18.1%. Net unrealized gains related to investments in the available for sale portfolio decreased $6.4 million or 64.0%.

The decrease in amortized cost amounts of investment securities for 2010 is attributed primarily to net sales activity, along with maturing and called securities that have outpaced purchases. During 2010 the Company sold $311 million of available for sale investment securities at a net gain of $8.9 million. The sale of investment securities was part of an overall strategy to realign the balance sheet and to lock in some of the increase in the value of securities, strengthen capital, and to help counterbalance the high level of provision for loan losses and expenses related to repossessed real estate. The sales were made after careful analysis of multiple reinvestment scenarios to minimize the negative impact on the net interest margin on a go forward basis. The decrease in investment securities was also impacted by the Company’s 2007 balance sheet leverage transaction. During 2010, $50 million of borrowings attributed to the leverage transaction matured and certain maturing bonds were used to fund the payoff of the borrowing rather than being reinvested in investment securities.

The $6.4 million overall decrease in the net unrealized gains for available for sale investment securities is attributed mainly to the volume of securities sold during 2010. As previously discussed, the Company in 2010 sold investment securities to lock in some of their increase in the value to strengthen capital and help counterbalance the high level of provision for loan losses and expenses related to repossessed real estate. A portion of the previously recorded net unrealized gain on investments sold was realized in income at the time of sale.

Included in the sale of investment securities in 2010 were $12.1 million amortized costs amount of corporate debt securities sold during the second quarter at a net loss of $168 thousand. An additional $1.0 million of corporate debt securities matured in the second quarter of 2010. The debt securities sold, although still rated as investment grade, were downgraded during 2009 and sold after a careful analysis of their short and long-term prospects determined they no longer suited the Company’s investment preferences.

At year-end 2010, the Company holds $5.8 million amortized cost amounts of single-issuer trust preferred capital securities of a global financial services firm with an estimated fair value of $5.0 million. These securities had an estimated fair value of $4.4 million at year-end 2009. These securities continue to perform according to contractual terms and the issuer of these securities is rated as investment grade by major rating agencies. The Company does not intend to sell these securities nor does the Company believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company believes these securities are not impaired due to reasons of credit quality or other factors, but rather the unrealized loss is primarily attributed to the decline in the financial markets and market volatility that occurred during 2008 and has not fully stabilized. Gradual improvements in many economic measures have resulted in higher market values of these securities in 2010. The Company believes that it will be able to collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will recover as they approach their maturity dates.

Gross unrealized losses totaling $5.0 million at December 31, 2010 within the Company’s investment securities portfolio have not been included in income since they are identified as temporary. The Company believes that it will be able to collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will recover as they approach their maturity dates. The Company does not consider any of the securities to be impaired due to reasons of credit quality or other factors. The Company does not expect to incur a loss on these securities unless they are sold prior to maturity. The Company does not currently have the intent to sell nor does it believe it will be required to sell these securities before anticipated recovery. All investment securities in the Company’s portfolio are currently performing.

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

The following table summarizes the carrying values of investment securities on December 31, 2010, 2009, and 2008.  The investment securities are divided into available for sale and held to maturity securities.  Available for sale securities are carried at the estimated fair value and held to maturity securities are carried at amortized cost. Corporate debt securities consist primarily of debt issued by a large global financial services firm. Equity securities are attributed to the Company’s captive insurance subsidiary.

December 31,	2010		2009		2008
(In thousands)	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity
Obligations of states and political subdivisions	$74,799	$930	$108,958	$975	$90,838	$1,814
Obligations of U.S. government-sponsored entities	41,613		90,752		34,567
Mortgage-backed securities – residential	319,930		325,519		375,327
U.S. Treasury securities	1,044		3,002		10,256
Money market mutual funds	145		910		374
Corporate debt securities	6,606		18,732		13,991
Equity securities	45
Total	$444,182	$930	$547,873	$975	$525,353	$1,814

The following table presents an analysis of the contractual maturity and tax equivalent weighted average interest rates of investment securities at December 31, 2010. Available for sale securities amounts are stated at fair value and held to maturity securities amounts are stated at amortized cost. Equity securities in the available for sale portfolio are attributed to the Company’s captive insurance subsidiary, which have no stated maturity and are not included in the maturity schedule that follows.

Available for Sale

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
(In thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Obligations of U.S. government-sponsored entities	$257	2.6%	$24,201	1.2%	$17,155	2.1%
Obligations of states and political subdivisions	5,629	2.9	23,540	2.9	29,734	3.5	$15,895	3.7%
Mortgage-backed securities – residential			1,828	4.9	2,788	2.6	315,314	3.6%
U.S. Treasury securities	1,044.9
Money market mutual funds	145.2
Corporate debt securities	609	5.9	905	5.8	104	5.5	4,989	2.0
Total	$7,684	2.8%	$50,474	2.2%	$49,781	2.9%	$336,198	3.6%

Held to Maturity

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
(In thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Obligations of states and political subdivisions							$844	3.6%

The calculation of the weighted average interest rates for each category is based on the weighted average costs of the securities. The weighted average tax rates on exempt states and political subdivisions are computed based on the marginal corporate Federal tax rate of 35%.

Deposits
The Company’s primary source of funding for its lending and investment activities results from its customer deposits, which consist of noninterest and interest bearing demand, savings, and time deposits. On December 31, 2010 total deposits were $1.5 billion, a decrease of $170 million or 10.4% from year-end 2009.  Both noninterest bearing and interest bearing deposits declined in the comparison. Noninterest bearing deposits decreased $7.6 million or 3.6% due to a $12.8 million or 95.2% lower balance from the Commonwealth of Kentucky. All other noninterest deposits increased $5.2 million or 2.6%. Interest bearing deposit balances decreased $162 million or 11.4%, led by lower time deposits outstanding of $191 million or 21.1% partially offset by higher savings account balances of $24.5 million or 9.5%.

On an average basis, total deposits were $1.5 billion for 2010, a decrease of $83.2 million or 5.1% compared to 2009. Average noninterest bearing deposits decreased $16.3 million or 7.2%, led by lower deposits from the Commonwealth of $33.6 million or 96.2%. All other noninterest bearing deposits, on average, increased $17.4 million or 9.1%. Average interest bearing deposits decreased $66.9 million or 4.8% year over year due to lower time deposits of $94.3 million or 10.5% partially offset by an increase of $16.0 million or 6.3% in savings deposit balances and higher interest bearing demand deposits of $11.4 million or 4.6%.

The decrease in both the end of period and average balances of the Commonwealth is due mainly to a data processing change by the Company during the first quarter of 2010. This change resulted in deposit transmissions from the Commonwealth that are generally received and credited after processing deadlines for same day credit. Although deposits from the Commonwealth can fluctuate significantly from day to day, outstanding balances are expected to remain at lower than recent historical levels as a result of the data processing change.

The sharp declines in the end of period and average time deposits for 2010 compared to year-end 2009 is due in part to the maturity structure of the portfolio and the Company’s overall strategy of realigning and reducing the size of its balance sheet. The Company’s liquidity position has enabled it to lower its cost of funds by more aggressively repricing higher-rate maturing certificates of deposit downward in an overall lower interest rate environment or by allowing them to roll off without renewing. Rate offerings on new deposits have also had an overall decline due to the low rate environment. The Company has not sought out or accepted brokered deposits in the past nor does it have plans to do so in the future.

A summary of average balances for deposits by type and the related weighted average rates paid are as follows for the periods presented:

Years Ended December 31,	2010		2009		2008
(In thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest bearing demand	$210,367		$226,648		$214,372

Interest bearing demand	258,674	.18%	247,235	.29%	256,129	.70%
Savings	272,080	.61	256,063	.77	261,692	1.34
Time	807,730	2.51	902,066	3.38	793,561	4.25
Total Interest Bearing	1,338,484	1.67	1,405,364	2.36	1,311,382	2.98
Total	$1,548,851	1.44%	$1,632,012	2.03%	$1,525,754	2.56%

Maturities of time deposits of $100,000 or more outstanding at December 31, 2010 are summarized as follows.

(In thousands)	Amount
3 months or less	$42,396
Over 3 through 6 months	37,200
Over 6 through 12 months	65,075
Over 12 months	96,797
Total	$241,468

Short-term Borrowings
Short-term borrowings consist primarily of federal funds purchased and securities sold under agreements to repurchase with year-end balances of $47.0 million, $46.9 million, and $73.2 million for 2010, 2009, and 2008, respectively. Such borrowings are generally on an overnight basis. Other short-term borrowings consist of FHLB borrowings totaling $0, $0, and $3.5 million at year-end 2010, 2009, and 2008, respectively, and demand notes issued to the U.S. Treasury under the treasury tax and loan note option account totaling $420 thousand, $274 thousand, and $787 thousand for 2010, 2009, and 2008 respectively. A summary of short-term borrowings is as follows:

(In thousands)	2010	2009	2008
Amount outstanding at year-end	$47,409	$47,215	$77,474
Maximum outstanding at any month-end	76,848	105,844	125,096
Average outstanding	46,483	62,946	81,180
Weighted average rate at year-end	.56%	.79%	.74%
Weighted average rate during the year	. 70	.72	2.20

Long-term Borrowings
The Company’s long-term borrowings consist mainly of securities sold under agreements to repurchase, FHLB advances, and subordinated notes payable to unconsolidated trusts. Long-term securities sold under agreements to repurchase represent obligations related to the Company’s 2007 balance sheet leverage transaction. In this transaction, the Company borrowed approximately $200 million through multiple fixed rate repurchase agreements and used the proceeds to purchase a like amount of fixed rate GNMA bonds. At December 31, 2010, the amount outstanding under long-term repurchase agreements was $150 million with a weighted average interest rate of 3.96%. Remaining maturities are $50.0 million which is due in November 2012 and the remaining $100 million is due in November 2017. At year-end 2010, $100 million of the borrowings are putable quarterly and the remaining $50.0 million is putable quarterly beginning in the fourth quarter of 2012.

FHLB advances to the Company’s subsidiary banks are secured by restricted holdings of FHLB stock that banks are required to own as well as certain mortgage loans as required by the FHLB. Such advances are made pursuant to several different credit programs which have their own interest rates and range of maturities. Interest rates on FHLB advances are generally fixed and range between 2.60% and 6.90%, with a weighted average rate of 4.01%.  Remaining maturities of FHLB advances extend up to 10 years, with a weighted average remaining term of 3.6 years at year-end 2010. Long-term fixed rate advances from the FHLB totaling $10.0 million are convertible to a floating interest rate. These advances may convert to a floating interest rate, indexed to the three-month LIBOR, only if LIBOR equals or exceeds 7%. At year-end 2010, the three-month LIBOR was .30%. FHLB advances are generally used to increase the Company’s lending activities and to aid the efforts of asset and liability management by utilizing various repayment options offered by the FHLB. Long-term advances from the FHLB totaled $53.1 million at December 31, 2010, a decrease of $14.5 million or 21.4% compared to $67.6 million at December 31, 2009.

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

The subordinated notes of Trusts I and II became redeemable in whole or in part, without penalty, at the Company’s option beginning on September 30, 2010. The subordinated notes of Trust III are redeemable in whole or in part, without penalty, at the Company’s option on or after November 1, 2012. The subordinated notes are junior in right of payment of all present and future senior indebtedness of the Company. At December 31, 2010, the aggregate balance of the subordinated notes payable to the Trusts was $49.0 million. The weighted average interest rate in effect as of the last determination date in 2010 was 4.11%, unchanged compared to a year earlier.

Contractual Obligations
The Company’s contractual obligations to make future payments as of December 31, 2010 are as follows:

	Payments Due by Period
Contractual Obligations (In thousands)	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Time deposits	$713,852	$425,985	$243,661	$37,880	$6,326
Long-term FHLB debt	53,155	12,000	13,512	8,062	19,581
Subordinated notes payable	48,970				48,970
Long-term securities sold under agreements to repurchase	150,000		50,000		100,000
Unfunded postretirement benefit obligations	5,171	398	835	958	2,980
Operating leases	3,904	451	803	725	1,925
Capital lease obligations	84	84
Total	$975,136	$438,918	$308,811	$47,625	$179,782

Long-term FHLB debt represents FHLB advances pursuant to several different credit programs. Long-term FHLB debt, subordinated notes payable, and securities sold under agreements to repurchase are more fully described under the caption “Long-Term Borrowings” above and in Note 9 of the Company’s 2010 audited consolidated financial statements. Payments for borrowings in the table above do not include interest. Postretirement benefit obligations are actuarially determined and estimated based on various assumptions with payouts projected over the next 10 years. Estimates can vary significantly each year due to changes in significant assumptions. Capital lease obligations represent amounts relating to the acquisition of data processing hardware and software used in the Company’s operations. Operating leases include standard business equipment used in the Company’s day-to-day business as well as the lease of certain branch sites. Operating lease terms generally range from one to five years, with the ability to extend certain branch site leases at the Company’s option. Payments related to leases are based on actual payments specified in the underlying contracts.

Guarantees
During 2007, the Parent Company entered into a guarantee agreement whereby it agreed to become unconditionally and irrevocably the guarantor of the obligations of its bank subsidiaries in connection with the $200 million balance sheet leverage transaction. The amount of borrowings outstanding guaranteed by the Parent Company at December 31, 2010 was $150 million, with various maturity dates ranging from two to seven years. The $150 million outstanding borrowings are secured by GNMA bonds held by the Parent Company’s subsidiary banks valued at 106% of the outstanding borrowings or $159 million. Should any of the subsidiary banks default on its borrowings under the agreement, the GNMA bonds securing the borrowings would be liquidated to satisfy amounts due. If the value of the GNMA bonds fall below the obligation under the contract, the Parent Company is obligated to cover any such shortfall in absence of the subsidiary banks ability to do so. The Parent Company believes its subsidiary banks are fully capable of fulfilling their obligations under the borrowing arrangement and that the Parent Company will not be required to make any payments under the guarantee agreement.

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

At December 31, 2010, the model indicated that if rates were to gradually increase by 200 basis points over the next twelve months, then net interest income (TE) and net income would increase 3.2% and 8.6%, respectively, compared to forecasted results. The model indicated that if rates were to gradually decrease by 200 basis points over the next twelve months, then net interest income (TE) and net income would decrease 1.2% and 8.5%, respectively, compared to forecasted results.

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

LIQUIDITY

Liquidity measures the ability to meet current and future cash flow needs as they become due. For financial institutions, liquidity reflects the ability to meet loan demand, to accommodate possible outflows in deposits, and to react and capitalize on interest rate market opportunities. A financial institution’s ability to meet its current financial obligations is dependent upon the structure of its balance sheet, its ability to liquidate assets, and its access to alternative sources of funds. The Company’s goal is to meet its near-term funding needs by maintaining a level of liquid funds through its asset/liability management. For the longer term, the liquidity position is managed by balancing the maturity structure of the balance sheet. This process allows for an orderly flow of funds over an extended period of time. The Company’s ALCOs, both at the bank subsidiary and consolidated level, meet regularly and monitor the composition of the balance sheet to ensure comprehensive management of interest rate risk and liquidity.

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

As of December 31, 2010, the Company had $116 million of additional borrowing capacity under various FHLB, federal funds, and other borrowing agreements. However, there is no guarantee that these sources of funds will continue to be available to the Company, or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in the Company’s liquidity from these sources.

The Company uses a liquidity ratio to help measure its ability to meet its cash flow needs. This ratio is monitored by ALCO at both the bank and consolidated level. The liquidity ratio is based on current and projected levels of sources and uses of funds. This measure is useful in analyzing cash needs and formulating strategies to achieve desired results. For example, a low liquidity ratio could indicate that the Company’s ability to fund loans might become more difficult. A high liquidity ratio could indicate that the Company may have a disproportionate amount of funds in low yielding assets, which is more likely to occur during periods of sluggish loan demand or economic difficulties. The Company’s liquidity position as measured by its liquidity ratio was relatively unchanged at year-end 2010 compared to year-end 2009 and is within ALCO guidelines and considered by management to be at an adequate level. The Company’s liquidity ratio remains relatively high as it continues to take a measured and cautious lending strategy and work through its high level of problem assets in an economic environment that remains challenging.

Liquidity at the Parent Company level is primarily affected by the receipt of dividends from its subsidiary banks (see Note 18 “Regulatory Matters” of the Company’s 2010 audited consolidated financial statements), cash balances maintained, short-term investments, investments in company-owned life insurance, and borrowings from nonaffiliated sources. Payment of dividends by the Company’s subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. In addition, Farmers Bank, United Bank, and Citizens Northern each must obtain regulatory approval to declare or pay dividends to the Parent Company as a result of increased capital required in connection with recent regulatory exams. Capital ratios at each of the Company’s four subsidiary banks exceed regulatory established “well-capitalized” status at December 31, 2010 under the prompt corrective action regulatory framework; however, Farmers Bank, United Bank, and Citizens Northern are required to maintain capital ratios at higher levels as outlined in their regulatory agreements.

The Parent Company’s primary uses of cash include the payment of dividends to its common and preferred shareholders, injecting capital into subsidiaries, interest expense on borrowings, and paying for general operating expenses. Due to recent regulatory agreements, dividend payments on the Parent Company’s common and preferred stock and interest payments on its trust preferred borrowings must have regulatory approval before being paid. While regulatory agencies have so far granted approval to all of the Company’s requests to make interest payments on its trust preferred securities and dividends on its preferred stock, the Company did not (based on the assessment by Company management of both the Company’s capital position and the earnings of its subsidiaries) seek regulatory approval for the payment of common stock dividends.  Moreover, the Company will not pay any such dividend on its common stock in any subsequent quarter until the regulator’s assessment of the earnings of the Company’s subsidiaries, and the Company’s assessment of its capital position, both yield the conclusion that the payment of a Company common stock dividend is warranted. Reference is made to Note 18 “Regulatory Matters” of the Company’s 2010 audited consolidated financial statements, Item 1A “Risk Factors” of this Form 10-K, and the heading “Capital Resources” below for additional information on the Company’s restrictions and requirements related to the payment of interest and dividends.

The Parent Company had cash and cash equivalents of $16.2 million at December 31, 2010, an increase of $8.7 million or 115% from $7.6 million at year-end 2009. Significant cash receipts of the Parent Company during 2010 include $8.6 million proceeds from the liquidation of company-owned life insurance at the Parent Company, $5.2 million in dividends from First Citizens Bank, management fees from subsidiaries of $3.5 million, $1.5 million in dividends from FFKT Insurance, and $1.2 million return of capital from FCB Services. Significant cash payments by the Parent Company during 2010 include $3.4 million additional capital investment in bank subsidiaries, $2.2 million for the payment of common and preferred dividends, salaries, payroll taxes, and employee benefits of $2.4 million, interest expense on borrowed funds of $2.0 million, and $800 thousand additional capital injected into EKT Properties. The Parent Company may fund any additional external capital requirements of any of its banking subsidiaries from future public or private sales of securities at an appropriate time or from existing resources of the Company, although the Parent Company is currently under no directive by its regulators to raise any additional capital.

Liquid assets consist of cash, cash equivalents, and available for sale investment securities.  At December 31, 2010, consolidated liquid assets were $626 million, a decrease of $140 million or 18.3% from year-end 2009.  The decrease in liquid assets is attributed to a $104 million or 18.9% decrease in available for sale investment securities combined with a $36.3 million or 16.6% decrease in net cash and equivalents.

Liquid assets, while still relatively high, have decreased mainly as a result of the Company’s overall net funding position, which was heavily influenced by the Company’s balance sheet realignment strategy that included reducing the overall size of the balance sheet. The overall funding position of the Company changes as loan demand, deposit levels, and other sources and uses of funds fluctuate.

Net cash provided by operating activities was $28.1 million for 2010, an increase of $3.1 million or 12.4% compared to $25.0 million for 2009. Net cash provided by investing activities was $172 million for 2010 compared to net cash used of $8.8 million for 2009. The $181 million higher net cash inflow in the comparison is mainly due to $121 million related to investment securities transactions, $44.2 million related to loan activity, $9.6 million attributed to foreclosed real estate sales, and $8.6 million in connection with the conversion to cash of a portion of company-owned life insurance. For investment securities transactions, the Company had a net cash inflow of $104 million in 2010 resulting from maturities and sales activity that exceeded purchases. For 2009, the Company had net cash outflow related to investment securities of $16.9 million as purchases exceeded maturities and sales. Net cash repayments received on loans were $50.1 million for 2010 compared to $5.9 million for 2009 as funding new loans have decreased in the current year. The increase in cash received from foreclosed real estate activity is volume driven. The Company received $8.6 million proceeds during 2010 upon liquidation of part of its investment in company-owned life insurance at its cash surrender value to boost its cash available to inject into certain of its bank subsidiaries to strengthen their capital positions.

Net cash used in financing activities was $236 million in 2010 compared to net cash inflows of $11.3 million for 2009. For 2010, net deposits decreased $170 million, outstanding debt decreased $64.5 million, and dividends paid amounted to $2.2 million, all of which resulted in net cash outflows. For 2009, net cash flows from financing activities were increased by higher deposits of $39.3 million and proceeds from the issuance of preferred stock of $30.0 million, partially offset by net payments that reduced outstanding debt by $49.0 million and the payment of dividends totaling $9.2 million.

Information relating to off-balance sheet arrangements is disclosed in Note 15 of the Company’s 2010 audited consolidated financial statements. These transactions are entered into in the ordinary course of providing traditional banking services and are considered in managing the Company’s liquidity position. The Company does not expect these commitments to significantly affect the liquidity position in future periods. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options, or similar instruments.

CAPITAL RESOURCES

Company

Shareholders’ equity was $150 million at December 31, 2010, an increase of $2.7 million or 1.8% compared to $147 million at December 31, 2009. Retained earnings increased $5.1 million during 2010 due to net income of $6.9 million partially offset by dividends and accretion on preferred stock of $1.9 million. There were no dividends declared on common stock in 2010. Other comprehensive income decreased $3.0 million mainly due to an overall net decline in the unrealized gain on available for sale investment securities. The decline in the overall net unrealized gain on available for sale investment securities was driven by the sale of securities in the current year and related gains that were recorded in noninterest income.

Although the Parent Company is currently under no directive by its regulators to raise any additional capital, the Company filed a registration statement on Form S-3 with the SEC that became effective on October 19, 2009. As part of that filing, equity securities of the Company of up to a maximum aggregate offering price of $70 million could be offered for sale in one or more public or private offerings at an appropriate time.  The Company continues to explore potential capital raising scenarios. However, no determination has been made as to if or when a capital raise will be completed. Net proceeds from a potential sale of securities under the registration statement could be used for any corporate purpose determined by the Company’s board of directors.

At December 31, 2010 the Company’s tangible capital ratio was 7.57% compared to 6.56% at year-end 2009. The tangible capital ratio is defined as tangible equity as a percentage of tangible assets. This ratio excludes amounts related to goodwill and other intangible assets. Tangible common equity to tangible assets, which further excludes outstanding preferred stock, was 6.09% at December 31, 2010 compared to 5.25% at year-end 2009.

Consistent with the objective of operating a sound financial organization, the Company’s goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios as of December 31, 2010 and the regulatory minimums are as follows.

	Farmers Capital Bank Corporation	Regulatory Minimum
Tier 1 Risk-based Capital1	15.35%	4.00%
Total Risk-based Capital1	16.61	8.00
Tier 1 Leverage Capital2	9.39	4.00

1
Tier 1 Risk-based and Total Risk-based Capital ratios are computed by dividing a bank’s Tier 1 or Total Capital, as defined by regulation, by a risk-weighted sum of the bank’s assets, with the risk weighting determined by general standards established by regulation. The safest assets (e.g., government obligations) are assigned a weighting of 0% with riskier assets receiving higher ratings (e.g., ordinary commercial loans are assigned a weighting of 100%).

2	Tier 1 Leverage ratio is computed by dividing a bank’s Tier 1 Capital, as defined by regulation, by its total quarterly average assets.

The table below represents an analysis of dividend payout ratios and equity to asset ratios for the previous five years.

Years Ended December 31,	2010	2009	2008	2007	2006
Percentage of common dividends declared to income from continuing operations	N/A	N/M	220.96%	64.52%	78.89%
Percentage of average shareholders’ equity to average total assets1	7.24%	8.72%	7.86	9.33	10.04

1Excludes assets of discontinued operations for 2006.
N/A-Not applicable.
N/M-Not meaningful.

In the summer of 2009 the Federal Reserve Bank of St. Louis (“FRB St. Louis”) conducted an examination of the Parent Company.  Primarily due to the regulatory actions and capital requirements at three of the Company’s subsidiary banks (as discussed below), the FRB St. Louis and Kentucky Department of Financial Institutions (“KDFI”) proposed the Company enter into a Memorandum of Understanding (“Memorandum”).  The Company’s board approved entry into the Memorandum at a regular board meeting during the fourth quarter of 2009.  Pursuant to the Memorandum, the Company agreed that it would develop an acceptable capital plan to ensure that the consolidated organization remains well-capitalized and each of its subsidiary banks meet the capital requirements imposed by their regulator as summarized below.

The Company also agreed to reduce its common stock dividend in the fourth quarter of 2009 from $.25 per share down to $.10 per share and not make interest payments on the Company’s trust preferred securities or dividends on its common or preferred stock without prior approval from FRB St. Louis and KDFI.  Representatives of the FRB St. Louis and KDFI have indicated that any such approval for the payment of dividends will be predicated on a demonstration of adequate, normalized earnings on the part of the Company’s subsidiaries sufficient to support quarterly payments on the Company’s trust preferred securities and quarterly dividends on the Company’s common and preferred stock.  While both regulatory agencies have granted approval of all subsequent quarterly Company requests to make interest payments on its trust preferred securities and dividends on its preferred stock, the Company has not (based on the assessment by Company management of both the Company’s capital position and the earnings of its subsidiaries) sought regulatory approval for the payment of common stock dividends since the fourth quarter of 2009.  Moreover, the Company will not pay any such dividends on its common stock in any subsequent quarter until the regulator’s assessment of the earnings of the Company’s subsidiaries, and the Company’s assessment of its capital position, both yield the conclusion that the payment of a Company common stock dividend is warranted.

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

Subsidiary Banks

The Company’s subsidiary banks are subject to capital-based regulatory requirements which place banks in one of five categories based upon their capital levels and other supervisory criteria.  These five categories are: (1) well-capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized.  To be well-capitalized, a bank must have a Tier 1 Leverage Capital ratio of at least 5% and a Total Risk-based Capital ratio of at least 10%. As of December 31, 2010, the Company’s four subsidiary banks had the following capital ratios for regulatory purposes:

	Tier 1 Leverage Capital Ratio	Total Risk-based Capital Ratio
Farmers Bank	8.55%	16.86%
United Bank	8.24	14.18
First Citizens Bank	8.46	13.50
Citizens Northern	8.04	12.68

Three of the Company’s subsidiary banks, due to recent regulatory exams, are required to maintain capital ratios in excess of the well-capitalized level under the prompt corrective action framework. The capital levels required for these three banks and other requirements related to the applicable regulatory exam are discussed below.

Farmers Bank.  Farmers Bank was the subject of a regularly scheduled examination by the KDFI which was conducted in mid-September 2009.  As a result of this examination, the KDFI and FRB St. Louis entered into a Memorandum with Farmers Bank.  The Memorandum requires that Farmers Bank obtain written consent prior to declaring or paying the Parent Company a cash dividend and to achieve and maintain a Tier 1 Leverage ratio of 8.0% by June 30, 2010.  The Parent Company injected from its reserves $11 million in capital into Farmers Bank subsequent to the Memorandum.

At June 30, 2010, Farmers Bank had a Tier 1 Leverage ratio of 7.98% and a Total Risk-based Capital ratio of 15.78%. Subsequent to June 30, 2010, the Parent Company injected into Farmers Bank an additional $200 thousand in capital in order to raise its Tier 1 Leverage ratio to 8.0% to comply with the Memorandum. At December 31, 2010 Farmers Bank had a Tier 1 Leverage ratio of 8.55% and a Total Risk-based Capital ratio of 16.86%.

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
•
formulate and implement a written profit plan consistent with Farmers Bank’s loan, investment and funds management policies and including realistic and comprehensive budgets and review processes, which profit plan is submitted to the FRB St. Louis and KDFI for review and comment; and

•
if, at the end of any quarter Farmers Bank’s Tier 1 Leverage ratio is less than 8.0%, within thirty days it must submit to the FRB St. Louis and KDFI a plan for implementation of the capital accounts of Farmers Bank or other measures to bring the ratio to the required 8.0% level.

Following is a summary of the level of substandard loans that meet the reporting requirements included in the Memorandum.

Substandard Loans
(Dollars in thousands)		Activity Since Exam Date
As of Exam Date		Increases		Decreases			December 31, 2010
Number of Credits	Balance	Additional Credit/New Classifications	Number of Credits	Principal Payments	Charge Off’s	Transfers1	Balance	Number of Credits

20	$35,103	$26,112	14	$6,444	$3,930	$8,969	$41,872	29

1 Of the total, $7.7 million represents repossession activity to other real estate owned and $1.2 million represents amounts that are no longer classified as substandard.

At December 31, 2010 Farmers Bank had 29 credit relationships with an aggregate outstanding balance of $41.9 million that meet the risk identification criteria established in the Memorandum. Farmers Bank’s targeted outstanding balance of assets meeting the risk identification criteria established in response to the Memorandum was $40.5 million for December 31, 2010. The outstanding balance at December 31, 2010 is in excess of the target amount by $1.3 million due mainly to newly classified credits. At September 30, 2010, the outstanding balance in excess of the target amount was $6.2 million. Local economic factors have negatively impacted housing markets which have contributed to the increase in nonperforming loans and assets.

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

United Bank.  As a result of an examination conducted in late July and early August of 2009, the Federal Deposit Insurance Corporation (“FDIC”) proposed United Bank enter into a Cease and Desist Order (“Order”) primarily as a result of its level of nonperforming assets.  The Order requires United Bank to obtain written consent prior to declaring or paying the Parent Company a cash dividend and achieve and maintain a Tier 1 Leverage ratio of 8.0% by June 30, 2010 and a Total Risk-based Capital ratio of 12% immediately.   Subsequent to the Order, the Parent Company injected $10.5 million from its reserves into United Bank. In April 2010, the Parent Company injected an additional $1.9 million of capital into United Bank to bring its Tier 1 Leverage ratio up to the minimum 7.75% as of March 31, 2010 as required by the Order.  At June 30, 2010, United Bank had a Tier 1 Leverage ratio of 8.06% and a Total Risk-based Capital ratio of 14.12%. At December 31, 2010, United Bank had a Tier 1 Leverage ratio of 8.24% and a Total Risk-based Capital ratio of 14.18%.

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

Following is a summary of the level of substandard loans that meet the reporting requirements included in the Order.

Substandard Loans
(Dollars in thousands)		Activity Since Exam Date
As of Exam Date		Increases		Decreases			December 31, 2010
Number of Credits	Balance	Additional Credit/New Classifications	Number of Credits	Principal Payments	Charge Off’s	Transfers1	Balance	Number of Credits

15	$42,870	$51,509	18	$16,585	$7,122	$13,468	$57,204	27

1 Represents repossession activity to other real estate owned.

At December 31, 2010 United Bank had 27 credit relationships with an aggregate outstanding balance of $57.2 million that meet the risk identification criteria established in the Order. The aggregate amount of substandard loans outstanding at December 31, 2010 that meet the reporting criteria is below the target level established by United Bank resulting from the Order. Target levels are established based on projections of individual substandard loan amounts and will fluctuate depending on the actual amount of newly classified loans, principal reductions, or repossession activity.

Citizens Northern.  Citizens Northern was the subject of a regularly scheduled examination by the KDFI which was completed in late May 2010.  As a result of this examination, the KDFI and the FDIC on September 8, 2010 entered into a Memorandum with Citizens Northern.  The Memorandum requires that Citizens Northern obtain written consent prior to declaring or paying a dividend and to increase Tier 1 Leverage ratio to equal or exceed 7.5% prior to September 30, 2010 and to achieve and maintain Tier 1 Leverage ratio to equal or exceed 8.0% prior to December 31, 2010.  In December 2010, the Parent Company injected $250 thousand of capital into Citizens Northern to bring its Tier 1 Leverage ratio up to the minimum 8.0% as of year-end 2010 as required by the Order.  At December 31, 2010, Citizens Northern had a Tier 1 Leverage ratio of 8.04% and a Total Risk-based Capital ratio of 12.68%.

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

Following is a summary of the level of substandard loans that meet the reporting requirements included in the Memorandum.

Substandard Loans
(Dollars in thousands)		Activity Since Exam Date
As of Exam Date		Increases		Decreases			December 31, 2010
Number of Credits	Balance	Additional Credit/New Classifications	Number of Credits	Principal Payments	Charge Off’s	Transfers1	Balance	Number of Credits

8	$11,857	$3,843	3	$763	$751	$200	$13,986	10

1 Represents repossession activity to other real estate owned.

At December 31, 2010 Citizens Northern had 10 credit relationships with an aggregate outstanding balance of $14.0 million that meet the risk identification criteria established in the Memorandum. There was no related target level established at year-end 2010.

At the Parent Company and at each of its bank subsidiaries, the Company believes it is adequately addressing all issues of the regulatory agreements to which it is subject. However, only the respective regulatory agencies can determine if compliance with the applicable regulatory agreements have been met. The Company and its subsidiary banks are in compliance with the requirements identified in the regulatory agreements as of December 31, 2010, with the exception that the level of substandard loans at Farmers Bank exceed the target amount by $1.3 million. Regulators continue to monitor the Company’s progress and compliance with the agreements through periodic on-site examinations, regular communications, and quarterly data analysis. The results of these examinations and communications show satisfactory progress toward meeting the requirements included in the regulatory agreements.

The Parent Company maintains cash available to fund a certain amount of additional injections of capital to its bank subsidiaries if required by its regulators. If needed, further amounts in excess of available cash may be funded by future public or private sales of securities, although the Parent Company is currently under no directive by its regulators to raise any additional capital.

Share Buy Back Program
At various times, the Company’s Board of Directors has authorized the purchase of shares of the Company’s outstanding common stock.  No stated expiration dates have been established under any of the previous authorizations. There are 84,971 shares that may still be purchased under the various authorizations. The Company’s participation in the Treasury’s CPP in early 2009 restricts the Company’s ability to purchase its outstanding common stock. Until January 9, 2012 the Company generally must have the Treasury’s approval before it can purchase its outstanding common stock, unless all of the Series A preferred stock issued under the CPP has been redeemed by the Company or transferred by the Treasury. In addition, the Company is restricted from repurchasing its outstanding common stock as a result of the Memorandum it entered into with the FRB St. Louis and KDFI as discussed under the caption “Capital Resources” which precedes this section.

Shareholder Information
As of February 22, 2011, the Company had 3,038 shareholders of record.

Common Stock Price
Farmers Capital Bank Corporation’s common stock is traded on the NASDAQ Stock Market LLC exchange in the Global Select Market tier, with sales prices reported under the symbol: FFKT. The table below lists the common stock prices and dividends declared for 2010 and 2009.

Common Stock Price

	High	Low	Dividends Declared1
2010
Fourth Quarter	$5.10	$4.50
Third Quarter	6.54	4.50
Second Quarter	9.38	4.90
First Quarter	10.52	6.59

2009
Fourth Quarter	$18.04	$9.08	$.10
Third Quarter	26.90	17.10	.25
Second Quarter	27.11	14.62	.25
First Quarter	25.99	11.10	.25

1There were no dividends declared on the Company’s common stock during 2010.

The closing price per share of common stock on December 31, 2010, the last trading day of the Company’s fiscal year, was $4.88. Dividends declared per common share were $0 and $.85 for 2010 and 2009, respectively.

Recently Issued Accounting Standards
Please refer to the caption “Recently Issued But Not Yet Effective Accounting Standards” in Note 1 of the Company’s 2010 audited consolidated financial statements.

2009 Compared to 2008
A one-time, non-cash, $46.5 million after tax goodwill impairment charge led to a net loss for 2009 of $44.7 million or $6.32 per common share compared to net income of $4.4 million or $.60 per common share for 2008. On a pretax basis, the goodwill impairment charge was $52.4 million and recorded during the fourth quarter of 2009 and represents the entire amount of goodwill previously reported. The goodwill impairment charge had a negative impact of $6.31 per common share. The goodwill impairment charge was primarily the result of a prolonged decline in the Company’s stock price, a situation similar to many of its peer banks and other financial institutions at that time.  Lower stock prices were mainly attributed to the continuing economic weaknesses and increased market concern surrounding the credit risk and capital positions of financial institutions that began in late 2007.

For 2009, net interest income decreased $4.9 million or 8.4% compared to 2008 due mainly to lower interest on earning assets, primarily loans. Interest income on loans were negatively impacted by a higher level of nonaccrual loans and loans that repriced downward in an overall lower interest rate environment. Net interest margin was 2.85% for 2009, a decrease of 40 basis points from 3.25% in 2008. Net interest spread decreased 37 basis points to 2.61% for 2009 compared to 2.98% for 2008 and was driven mainly by the a 79 basis point decrease in the average rate earned from the loan portfolio.

The provision for loan losses increased $15.4 million in 2009 to $20.8 million compared to $5.3 million for 2008. The increase in the provision for loan losses was due to a higher level of nonperforming loans, primarily nonaccrual and restructured loans which trended upward as the overall economic environment and certain customers’ ability to repay their loans deteriorated. The allowance for loan losses at year-end 2009 was $23.4 million or 1.84% of loans net of unearned income. At year-end 2008, the allowance for loan losses was $16.8 million or 1.28% of loans net of unearned income.

Significant weaknesses in the general economy, particularly a softer housing market combined with significant credit tightening throughout the financial services industry began in 2007. Overall economic conditions, including widespread illiquidity and extreme volatility in financial markets, higher unemployment rates, and other unprecedented market conditions, continued to worsen in 2008 and into 2009 before beginning to stabilize toward the end of 2009. Unemployment remained high throughout 2009. These economic conditions resulted in significant stress primarily in the Company’s residential real estate development and commercial real estate sectors of its lending portfolio. As such, the Company increased its allowance amounts for real estate development and commercial real estate lending in consideration of these current factors, even though historic net charge-offs had been relatively low.

Noninterest income for 2009 was $28.2 million, an increase of $18.4 million or 187% compared to $9.8 million for 2008. The increase in noninterest income was due mainly to the impact of an other-than-temporary impairment charge recorded in 2008 related to the Company’s investment in preferred stocks of the Federal Home Loan Mortgage Company and the Federal National Mortgage Association. This non-cash impairment charge reduced noninterest income during 2008 by $14.0 million. The increase in noninterest income between 2009 and 2009 was also positively impacted by an increase in net investment securities gains of $3.7 million.

Noninterest expenses were $55.0 million higher in 2009 compared to 2008. The increase in noninterest expenses is mainly due to the $52.4 million goodwill impairment charge mentioned above combined with an increase in deposit insurance expense of $2.7 million. The higher deposit insurance expense is due in part to the special assessment imposed by the FDIC during 2009 as part of its plan to replenish the Deposit Insurance Fund. The Company was able to offset a portion of its deposit insurance expense in 2008 with a one-time assessment credit it received during 2006. There were no credits remaining after 2008.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated by reference to Part II, Item 7 under the caption “Market Risk Management” on page 65 of this Form 10-K.

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

The Company’s 2010 consolidated financial statements have been audited by Crowe Horwath LLP independent accountants. Management has made available to Crowe Horwath LLP all financial records and related data, as well as the minutes of Boards of Directors’ meetings.  Management believes that all representations made to Crowe Horwath LLP during the audit were valid and appropriate.

Lloyd C. Hillard, Jr.	C. Douglas Carpenter
President and Chief Executive Officer	Executive Vice President, Secretary, and Chief Financial Officer

March 8, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Farmers Capital Bank Corporation
Frankfort, Kentucky

We have audited the accompanying consolidated balance sheets of Farmers Capital Bank Corporation as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in shareholders’ equity, comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2010.  Farmers Capital Bank Corporation’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Farmers Capital Bank Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

Crowe Horwath LLP
Louisville, Kentucky
March 8, 2011

Consolidated Balance Sheets

December 31, (In thousands, except share data)	2010	2009
Assets
Cash and cash equivalents:
Cash and due from banks	$24,268	$35,841
Interest bearing deposits in other banks	139,902	175,926
Federal funds sold and securities purchased under agreements to resell	17,886	6,569
Total cash and cash equivalents	182,056	218,336
Investment securities:
Available for sale, amortized cost of $440,580 (2010) and $537,873 (2009)	444,182	547,873
Held to maturity, fair value of $844 (2010) and $922 (2009)	930	975
Total investment securities	445,112	548,848
Loans, net of unearned income	1,192,840	1,271,942
Allowance for loan losses	(28,784)	(23,364)
Loans, net	1,164,056	1,248,578
Premises and equipment, net	39,612	39,121
Company-owned life insurance	28,791	36,626
Other intangible assets, net	3,552	4,989
Other real estate owned	30,545	31,232
Other assets	41,969	43,832
Total assets	$1,935,693	$2,171,562
Liabilities
Deposits:
Noninterest bearing	$206,887	$214,518
Interest bearing	1,256,685	1,418,915
Total deposits	1,463,572	1,633,433
Federal funds purchased and other short-term borrowings	47,409	47,215
Securities sold under agreements to repurchase and other long-term borrowings	203,239	267,962
Subordinated notes payable to unconsolidated trusts	48,970	48,970
Dividends payable	188	925
Other liabilities	22,419	25,830
Total liabilities	1,785,797	2,024,335

Commitments and contingencies (Notes 15 and 17)

Shareholders’ Equity
Preferred stock, no par value 1,000,000 shares authorized; 30,000 Series A shares issued and outstanding; Liquidation preference of $30,000	28,719	28,348
Common stock, par value $.125 per share; 14,608,000 shares authorized; 7,411,676 and 7,378,605 shares issued and outstanding at December 31, 2010 and 2009, respectively	926	922
Capital surplus	50,675	50,476
Retained earnings	68,678	63,617
Accumulated other comprehensive income	898	3,864
Total shareholders’ equity	149,896	147,227
Total liabilities and shareholders’ equity	$1,935,693	$2,171,562
See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations

(In thousands, except per share data)
Years Ended December 31,	2010	2009	2008
Interest Income
Interest and fees on loans	$70,071	$76,614	$86,596
Interest on investment securities:
Taxable	16,565	20,424	22,894
Nontaxable	2,835	3,570	3,231
Interest on deposits in other banks	272	278	133
Interest on federal funds sold and securities purchased under agreements to resell	8	24	1,066
Total interest income	89,751	100,910	113,920
Interest Expense
Interest on deposits	22,373	33,197	39,045
Interest on federal funds purchased and other short-term borrowings	324	453	1,785
Interest on subordinated notes payable to unconsolidated trusts	2,035	2,178	2,865
Interest on securities sold under agreements to purchase and other long-term borrowings	10,216	11,237	11,435
Total interest expense	34,948	47,065	55,130
Net interest income	54,803	53,845	58,790
Provision for loan losses	17,233	20,768	5,321
Net interest income after provision for loan losses	37,570	33,077	53,469
Noninterest Income
Service charges and fees on deposits	9,171	9,347	9,847
Allotment processing fees	5,573	5,403	4,791
Other service charges, commissions, and fees	4,566	4,414	4,346
Data processing income	1,328	1,317	1,087
Trust income	1,688	1,763	2,032
Investment securities gains (losses), net	8,889	3,488	(166)
Other-than-temporary impairment of investment securities			(13,962)
Gains on sale of mortgage loans, net	1,244	1,034	407
Income from company-owned life insurance	1,300	1,282	1,235
Other	351	121	193
Total noninterest income	34,110	28,169	9,810
Noninterest Expense
Salaries and employee benefits	27,026	29,816	30,174
Occupancy expenses, net	4,849	4,991	4,515
Equipment expenses	2,647	3,075	3,187
Data processing and communications expenses	5,448	5,568	5,423
Bank franchise tax	2,482	2,265	2,158
Correspondent bank fees	618	1,009	1,040
Goodwill impairment		52,408
Amortization of intangibles	1,437	1,952	2,602
Deposit insurance expense	4,279	3,777	1,038
Other real estate expenses, net	6,054	2,074	606
Other	7,871	8,206	9,355
Total noninterest expense	62,711	115,141	60,098
Income (loss) before income taxes	8,969	(53,895)	3,181
Income tax expense (benefit)	2,037	(9,153)	(1,214)
Net income (loss)	6,932	(44,742)	4,395
Dividends and accretion on preferred shares	(1,871)	(1,802)
Net income (loss) available to common shareholders	$5,061	$(46,544)	$4,395
Per Common Share
Net income (loss) – basic and diluted	$.68	$(6.32)	$.60
Cash dividends declared	N/A	.85	1.32
Weighted Average Shares Outstanding
Basic and diluted	7,390	7,365	7,357
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)
Years Ended December 31,	2010	2009	2008
Net income (loss)	$6,932	$(44,742)	$4,395
Other comprehensive income (loss):
Unrealized holding (loss) gain on available for sale securities arising during the period on securities held at end of period, net of tax of $377, $2,028, and $2,613, respectively	(701)	3,767	4,853
Reclassification adjustment for prior period unrealized (gain) loss previously reported in other comprehensive income recognized during current period, net of tax of $1,863, $1,187, and $85, respectively	(3,459)	(2,204)	(158)
Change in unfunded portion of postretirement benefit obligations, net of tax of $643, $234, and $613, respectively	1,194	(434)	1,146
Other comprehensive (loss) income	(2,966)	1,129	5,841
Comprehensive income (loss)	$3,966	$(43,613)	$10,236
See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share data)						Accumulated Other	Total
Years Ended	Preferred	Common Stock		Capital	Retained	Comprehensive	Shareholders’
December 31, 2010, 2009, and 2008	Stock	Shares	Amount	Surplus	Earnings	(Loss) Income	Equity
Balance at January 1, 2008		7,385	$923	$48,176	$122,498	$(3,106)	$168,491
Net income					4,395		4,395
Other comprehensive income						5,841	5,841
Cash dividends declared, $1.32 per share					(9,711)		(9,711)
Purchase of common stock		(43)	(5)	(281)	(763)		(1,049)
Stock options exercised, including related tax benefits		1		30			30
Shares issued pursuant to employee stock purchase plan		14	2	250			252
Expense related to employee stock purchase plan and stock options				47			47
Balance at December 31, 2008		7,357	920	48,222	116,419	2,735	168,296
Issuance of 30,000 shares of Series A preferred stock	$28,008						28,008
Issuance of common stock warrant				1,952			1,952
Net loss					(44,742)		(44,742)
Other comprehensive income						1,129	1,129
Cash dividends declared-common, $.85 per share					(6,258)		(6,258)
Cash dividends declared-preferred, $48.73 per share					(1,462)		(1,462)
Preferred stock discount accretion	340				(340)
Shares issued pursuant to employee stock purchase plan		22	2	247			249
Expense related to employee stock purchase plan				55			55
Balance at December 31, 2009	28,348	7,379	922	50,476	63,617	3,864	147,227
Net income					6,932		6,932
Other comprehensive loss						(2,966)	(2,966)
Cash dividends declared-preferred, $50.00 per share					(1,500)		(1,500)
Preferred stock discount accretion	371				(371)
Shares issued pursuant to employee stock purchase plan		33	4	153			157
Expense related to employee stock purchase plan				46			46
Balance at December 31, 2010	$28,719	7,412	$926	$50,675	$68,678	$898	$149,896
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Years Ended December 31, (In thousands)	2010	2009	2008
Cash Flows from Operating Activities
Net income (loss)	$6,932	$(44,742)	$4,395
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,359	6,077	6,642
Net premium amortization (discount accretion) of investment securities:
Available for sale	2,232	955	(179)
Held to maturity		(1)
Provision for loan losses	17,233	20,768	5,321
Goodwill impairment		52,408
Deferred income tax benefit	(3,392)	(9,905)	(2,046)
Noncash stock option expense and employee stock purchase plan expense	46	55	47
Mortgage loans originated for sale	(50,084)	(45,806)	(17,347)
Proceeds from sale of mortgage loans	50,761	46,994	16,185
Gains on sale of mortgage loans, net	(1,244)	(1,034)	(407)
Loss on disposal of premises and equipment, net	(30)	183	17
Net loss (gain) on sale and write downs of repossessed real estate	4,878	1,074	(149)
Net (gain) loss on sale of available for sale investment securities	(8,889)	(3,488)	166
Other-than-temporary impairment of investment securities			13,962
Decrease in accrued interest receivable	2,123	2,787	1,169
Income from company-owned life insurance	(1,044)	(1,230)	(1,225)
Death benefits in excess of cash surrender value on company-owned life insurance	(241)
Decrease (increase) in other assets	5,054	(1,027)	(5,666)
Decrease in accrued interest payable	(1,874)	(1,126)	(634)
Increase in other liabilities	320	2,095	432
Net cash provided by operating activities	28,140	25,037	20,683
Cash Flows from Investing Activities
Proceeds from maturities and calls of investment securities:
Available for sale	315,480	239,192	219,724
Held to maturity	45	840	2,030
Proceeds from sale of available for sale investment securities	311,243	183,002	34,055
Purchases of available for sale investment securities	(522,774)	(439,777)	(251,687)
Purchase of restricted stock investments	(368)	(206)	(480)
Loans originated for investment less (greater) than principal collected	50,085	5,920	(36,357)
Proceeds from liquidation of company-owned life insurance	8,567
Proceeds from death benefits of company-owned life insurance	446
Purchases of premises and equipment	(4,298)	(2,165)	(10,640)
Proceeds from sale of repossessed real estate	13,564	3,978	6,348
Proceeds from disposals of equipment	60	422	2,357
Net cash provided by (used in) investing activities	172,050	(8,794)	(34,650)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	(169,861)	39,318	120,018
Net increase (decrease) in federal funds purchased and other short-term borrowings	194	(30,259)	(3,281)
Proceeds from securities sold under agreements to purchase and other long-term debt			27,000
Repayments of securities sold under agreements to purchase and other long-term debt	(64,723)	(18,729)	(7,648)
Proceeds from issuance of preferred stock, net of issue costs		29,961
Dividends paid, common and preferred stock	(2,237)	(9,222)	(9,720)
Purchase of common stock			(1,049)
Shares issued under Employee Stock Purchase Plan	157	249	252
Stock options exercised and related tax benefits			30
Net cash (used in) provided by financing activities	(236,470)	11,318	125,602
Net (decrease) increase in cash and cash equivalents	(36,280)	27,561	111,635
Cash and cash equivalents at beginning of year	218,336	190,775	79,140
Cash and cash equivalents at end of year	$182,056	$218,336	$190,775
Supplemental Disclosures
Cash paid during the year for:
Interest	$36,822	$48,191	$55,764
Income taxes	2,989	2,450	6,600
Transfers from loans to other real estate	17,771	20,332	14,622
Transfers from premises to other real estate		1,506
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

Principles of Consolidation and Nature of Operations
The consolidated financial statements include the accounts of Farmers Capital Bank Corporation (the “Company” or “Parent Company”), a bank holding company, and its bank and nonbank subsidiaries. Bank subsidiaries include Farmers Bank & Capital Trust Company (“Farmers Bank”) in Frankfort, KY and its significant wholly-owned subsidiaries Leasing One Corporation (“Leasing One”) and Farmers Capital Insurance Corporation (“Farmers Insurance”). Leasing One is a commercial leasing company in Frankfort, KY and Farmers Insurance is an insurance agency in Frankfort, KY. The Lawrenceburg Bank and Trust Company, which previously was a separate bank subsidiary of the Parent Company, was merged into Farmers Bank during the second quarter of 2010; First Citizens Bank in Elizabethtown, KY; United Bank & Trust Company (“United Bank”) in Versailles, KY which, during 2008, was the surviving company after the merger with two sister companies of Farmers Bank and Trust Company and Citizens Bank of Jessamine County; United Bank had one subsidiary at year-end 2010, EGT Properties, Inc. EGT Properties is involved in real estate management and liquidation for certain repossessed properties of United Bank; and Citizens Bank of Northern Kentucky, Inc. in Newport, KY (“Citizens Northern”); Citizens Northern had one subsidiary at year-end 2010, ENKY Properties, Inc. ENKY Properties is involved in real estate management and liquidation for certain repossessed properties of Citizens Northern.

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

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates used in the preparation of the financial statements are based on various factors including the current interest rate environment and the general strength of the local economy.  Changes in the overall interest rate environment can significantly affect the Company’s net interest income and the value of its recorded assets and liabilities. Actual results could differ from those estimates used in the preparation of the financial statements. The allowance for loan losses, carrying value of other real estate owned, actuarial assumptions used to calculate postretirement benefits, and the fair values of financial instruments are estimates that are particularly subject to change.

Reclassifications
Certain amounts in the accompanying consolidated financial statements presented for prior years have been reclassified to conform to the 2010 presentation. These reclassifications do not affect net income or total shareholders’ equity as previously reported.

Segment Information
The Company provides a broad range of financial services to individuals, corporations, and others through its 36 banking locations throughout Central and Northern Kentucky. These services primarily include the activities of lending, receiving deposits, providing cash management services, safe deposit box rental, and trust activities. While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis.   Operating segments are aggregated

into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable segment.

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

Investment Securities
Investments in debt and equity securities are classified into three categories. Securities that management has the positive intent and ability to hold until maturity are classified as held to maturity. Securities that are bought and held specifically for the purpose of selling them in the near term are classified as trading securities. The Company had no securities classified as trading during 2010, 2009, or 2008. All other securities are classified as available for sale.  Securities are designated as available for sale if they might be sold before maturity. Securities classified as available for sale are carried at estimated fair value. Unrealized holding gains and losses for available for sale securities are reported net of deferred income taxes in other comprehensive income.  Investments classified as held to maturity are carried at amortized cost.

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

Federal Home Loan Bank and Federal Reserve Board Stock
Federal Home Loan Bank (“FHLB”) and Federal Reserve Board stock is carried at cost on the consolidated balance sheets under the caption “Other assets”. These stocks are classified as restricted securities and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. The amounts outstanding at December 31, 2010 and 2009 were $9,515,000 and $9,148,000, respectively.

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

New accounting rules effective at year-end 2010 require the Company to disaggregate certain disclosure information related to loans, the related allowance for loan losses, and credit quality measures by portfolio segment or by loan class. The Company segregates its loan portfolio segments based on similar risk characteristics and are as follows: real estate loans, commercial loans, and consumer loans. Portfolio segments are further disaggregated into classes for certain required disclosures as follows:

Portfolio Segment	Class

Real estate loans	Real estate mortgage-construction and land development Real estate mortgage-residential Real estate mortgage-farmland and other commercial enterprises
Commercial loans	Commercial and industrial Depository institutions Agriculture production and other loans to farmers States and political subdivisions Leases Other
Consumer loans	Secured Unsecured

New loan disclosures beginning at year-end 2010 include presenting certain disaggregated information based on recorded investment. The recorded investment in a loan includes its principal amount outstanding adjusted for certain items that include net deferred loan costs or fees, unamortized premiums or discounts, charge offs, and accrued interest. The Company had a total of $856,000 of net deferred loan costs at year-end 2010 included in the carrying amount of loans on the balance sheet, which represents .07% of average loans outstanding for 2010. The amount of net deferred loans costs are not material and are omitted from the computation of the recorded investment included in Note 4 that follows. Similarly, accrued interest receivable was $7,258,000 at year-end 2010 or .6% of average loans outstanding for 2010 and has also been omitted from certain information presented in Note 4.

The Company’s has a loan policy in place that is amended and approved from time to time as needed to reflect current economic conditions and product offerings in its markets. The policy establishes written procedures concerning areas such as the lending authorities of loan officers, committee review and approval of certain credit requests, underwriting criteria, policy exceptions, appraisal requirements, and loan review. Credit is extended to borrowers based primarily on their ability to repay as demonstrated by income and cash flow analysis.

Loans secured by real estate make up the largest segment of the Company’s loan portfolio. If a borrower fails to repay a loan secured by real estate, the Company may liquidate the collateral in order to satisfy the amount owed. Determining the value of real estate is a key component to the lending process for real estate backed loans. If the fair value of real estate (less estimated cost to sell) securing a collateral dependent loan declines below the outstanding loan amount, the Company will write down the carrying value of the loan and thereby incur a loss. The Company uses independent third party state-certified or licensed appraisers in accordance with its loan policy to mitigate risk when underwriting real estate loans. Cash flow analysis of the borrower, loan to value limits as adopted by loan policy, and other customary underwriting standards are also in place which are designed to maximize credit quality and mitigate risks associated with real estate lending.

Commercial loans are made to businesses and are secured mainly by assets such as inventory, accounts receivable, machinery, fixtures and equipment, or other business assets. Commercial lending involves significant risk, as loan repayments are more dependent on the successful operation or management of the business and its cash flows. Consumer lending includes loans to individuals mainly for personal autos, boats, or a variety of other personal uses and may be secured or unsecured. Loan repayment associated with consumer loans is highly dependent upon the borrower’s continuing financial stability, which is heavily influenced by local unemployment rates. The Company mitigates its risk exposure to each of its loan segments by analyzing the borrower’s repayment capacity, imposing restrictions on the amount it will loan compared to estimated collateral values, limiting the payback periods, and following other customary underwriting practices as adopted in its loan policy.

Generally, the accrual of interest on loans is discontinued when it is determined that the collection of interest or principal is doubtful, or when a default of interest or principal has existed for 90 days or more, unless such loan is well secured and in the process of collection. Past due status is based on the contractual terms of the loan.  All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. Cash payments received on nonaccrual loans generally are applied to principal, and interest income is only recorded once principal recovery is reasonably assured. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The Company’s policy for placing a loan on nonaccrual status or subsequently returning a loan to accrual status does not differ based on its portfolio class or segment.

Commercial and real estate loans delinquent in excess of 120 days and consumer loans delinquent in excess of 180 days are charged off, unless the collateral securing the debt is of such value that any loss appears to be unlikely. In all cases, loans are charged off at an earlier date if classified as loss under its loan grading process or as a result of regulatory examination. The Company’s charge-off policy for impaired loans does not differ from the charge-off policy for loans outside the definition of impaired.

Loans Held for Sale
The Company’s operations include a limited amount of mortgage banking. Mortgage banking activities include the origination of fixed-rate residential mortgage loans for sale to various third-party investors. Mortgage loans originated and intended for sale in the secondary market, principally under programs with the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, and other commercial lending institutions are carried at the lower of cost or estimated fair value determined in the aggregate and included in net loans on the balance sheet until sold. These loans are sold with the related servicing rights either retained or released by the Company depending on the economic conditions present at the time of origination. Mortgage loans held for sale included in net loans totaled $2,466,000 and $1,951,000 at December 31, 2010 and December 31, 2009, respectively. Mortgage banking revenues, including origination fees, servicing fees, net gains or losses on sales of mortgages, and other fee income were 1.20%, .97%, and .44% of the Company’s total revenue for the years ended December 31, 2010, 2009, and 2008.

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

The Company’s risk-rated methodology includes segregating watch list and past due loans from the general portfolio and allocating specific amounts to these loans depending on their status. For example, watch list loans, which may be identified by the internal loan review risk-rating process or by regulatory examiner classification, are assigned a certain loss percentage while loans past due 30 days or more are assigned a different loss percentage. Each of these percentages considers past experience as well as current factors. The remainder of the general loan portfolio is segregated into portfolio segments having similar risk characteristics identified as follows:  real estate loans, commercial loans, and consumer loans. Each of these portfolio segments is assigned a loss percentage based on their respective rolling twelve quarter historical loss percentage. Additional allocations to the allowance may then be made for subjective factors, such as those mentioned above, as determined by senior managers who are knowledgeable about these matters. During 2007, the Company further identified signs of deterioration in certain real estate development loans that have remained present into 2010 and specific allowances related to these loans have been recorded.

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

Mortgage Servicing Rights
Mortgage servicing rights are recognized in other assets on the Company’s consolidated balance sheet at their initial fair value on loans sold. Fair value is based on market price for comparable mortgage servicing contracts. Mortgage servicing rights are subsequently measured using the amortization method in which the mortgage servicing right is expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates. Any impairment of a grouping is reported as a valuation allowance. Capitalized mortgage servicing rights were $597,000 and $463,000 at December 31, 2010 and 2009. No impairment of the asset was determined to exist on either of these dates.

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

Loan Commitments and Related Financial Instruments
Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, that are issued to meet customer financing needs.  The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay.  Such financial instruments are recorded when they are funded.

Goodwill and Other Intangible Assets
Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually and more frequently if events or circumstances indicate impairment could have taken place. Such events could include, among others, a significant adverse change in the business climate, an adverse action by a regulator, an unanticipated change in the competitive environment, or a decision to change the Company’s operations or disposal of a subsidiary. The Company performs its annual impairment test during the fourth quarter.  Prior to recording an impairment charge for the entire amount during the fourth quarter of 2009, goodwill was the only intangible asset with an indefinite life on the Company’s balance sheet. See Note 22 for further discussion of the Company’s 2009 goodwill impairment analysis.

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

Other Real Estate Owned
Other real estate owned (“OREO”) and held for sale in the accompanying consolidated balance sheets includes properties acquired by the Company through actual loan foreclosures. OREO is carried at fair value less estimated costs to sell. Fair value of assets is generally based on third party appraisals of the property that includes comparable sales data. If the carrying amount exceeds fair value less estimated costs to sell, an impairment loss is recorded through expense. Costs after acquisition are expensed.

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

Related Party Transactions
In the ordinary course of business, the Company offers loan and deposit products to its directors, executive officers, and principal shareholders-including affiliated companies of which they are principal owners (“Related Parties”). These products are offered on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties, and these receivables and deposits are included in loans and deposits in the Company’s consolidated balance sheets. Additional information related to these transactions can be found in Note 3 and Note 7 to these audited consolidated financial statements.

The Company makes payments to Related Parties in the normal course of business for various services, primarily related to legal fees. For example, certain directors of the Parent Company and its subsidiary banks are partners in law firms that act as counsel to the Company. The following table represents the amount and type of payments to Related Parties, other than director fees, for the periods indicated:

(In thousands) Years Ended December 31,	2010	2009	2008
Legal fees	$499	$532	$370
Insurance commissions	5
Premises rental			10
Other	16	19	16
Total	$520	$551	$396

Retirement Plans
The Company maintains a 401(k) salary savings plan and records expense based on the amount of its matching contributions of employee deferrals.  The Company also has a nonqualified supplemental retirement plan for certain key employees that it acquired in connection with the Citizens Northern acquisition. Supplemental retirement plan expense allocates the benefits over years of service.

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

Net income (loss) per common share computations were as follows at December 31, 2010, 2009, and 2008:

(In thousands, except per share data) Years Ended December 31,	2010	2009	2008
Net income (loss), basic and diluted	$6,932	$(44,742)	$4,395
Preferred stock dividends and discount accretion	(1,871)	(1,802)
Net income (loss) available to common shareholders, basic and diluted	$5,061	$(46,544)	$4,395

Average common shares outstanding, basic and diluted	7,390	7,365	7,357

Net income (loss) per common share, basic and diluted	$.68	$(6.32)	$.60

Stock options for 24,049, 57,621, and 59,621 shares of common stock for 2010, 2009, and 2008, respectively, were not included in the determination of dilutive earnings per common share because they were antidilutive. There were 223,992 potential common shares associated with a warrant issued to the U.S. Treasury that were excluded from the computation of earnings per common share for 2010 and 2009 because they were antidilutive. There were no warrants outstanding prior to 2009.

Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the Company this includes net income (loss), the after tax effect of changes in the net unrealized gains and losses on available for sale investment securities, and the changes in the funded status of postretirement benefit plans.

Dividend Restrictions
Banking regulations require maintaining certain capital levels and currently limit the dividends paid to the Company by its bank subsidiaries or by the Company to its shareholders.

Restrictions on Cash
Included in interest bearing deposits in other banks on the consolidated balance sheets are certain amounts that are held at the Federal Reserve Bank in accordance with reserve requirements specified by the Federal Reserve Board of Governors. The reserve requirement was $15,461,000 and $12,827,000 at December 31, 2010 and 2009, respectively.

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

Long-term Assets
Premises and equipment, core deposit and other intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows.  If impaired, the assets are recorded at fair value.

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

The Company’s ESPP was approved by its shareholders at the Company’s 2004 annual meeting. The purpose of the ESPP is to provide a means by which eligible employees may purchase, at a discount, shares of common stock of the Company through payroll withholding. The purchase price of the shares is equal to 85% of their fair market value on specified dates as defined in the plan. The ESPP was effective beginning July 1, 2004. There were 33,071, 21,243, and 14,497 shares issued under the plan during 2010, 2009, and 2008, respectively. Compensation expense related to the ESPP included in the accompanying statements of income was $46,000, $55,000, and $47,000 in 2010, 2009, and 2008, respectively.

Following are the weighted average assumptions used and estimated fair market value for the ESPP, which is considered a compensatory plan under ASC Topic 718, “Compensation-Stock Compensation”.

	ESPP
	2010	2009	2008
Dividend yield	0%	4.63%	4.24%
Expected volatility	66.0	56.8	24.1
Risk-free interest rate	.15	.14	1.85
Expected life (in years)	.25	.25	.25

Fair value	$1.45	$3.67	$4.05

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

ASC Topic 820, “Fair Value Measurements and Disclosures”. The FASB issued accounting guidance under Accounting Standards Update (“ASU”) No. 2010-06 that requires new disclosures and clarifies existing disclosure requirements about fair value measurements as set forth in ASC Subtopic 820-10. The objective of the new guidance is to improve these disclosures and increase transparency in financial reporting. Specifically, the new guidance requires:

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

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The portion that is currently effective did not have a material impact on the Company’s consolidated financial position or results of operations. The portion that is not yet effective is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

ASC Topic 310, “Receivables: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. The FASB issued accounting guidance under ASU No. 2010-20 that requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The objectives of the new guidance are intended to improve transparency regarding credit losses and the credit quality of loan and lease receivables. The new guidance requires the allowance for loan losses to be disclosed by portfolio segment, while credit quality information, impaired loans, and age analysis are to be presented by class. Disclosure of the nature and extent of troubled debt restructurings is also required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance.

The new disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  Additionally, the FASB in December 2010 issued an exposure draft “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20”.  This proposed guidance, which became effective in January 2011, delays the new disclosure requirements for troubled debt restructurings activity until interim and annual reporting periods ending after June 15, 2011. Refer to Note 3 “Loans” for further information about the Company’s disclosures required by this Topic. Disclosures related to troubled debt restructuring activity that are not yet effective are not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Recently Issued But Not Yet Effective Accounting Standards
Please refer to the caption “Adoption of New Accounting Standards” immediately above for information about certain portions of newly adopted accounting standards that will be effective in 2011.

2.	Investment Securities

The following tables summarize the amortized cost and estimated fair values of the securities portfolio at December 31, 2010 and 2009 and the corresponding amounts of gross unrealized gains and losses.  The summary is divided into available for sale and held to maturity securities.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2010 (In thousands)	Cost	Gains	Losses	Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$42,103	$58	$548	$41,613
Obligations of states and political subdivisions	75,004	923	1,128	74,799
Mortgage-backed securities – residential	314,799	7,527	2,396	319,930
U.S. Treasury securities	1,043	1		1,044
Money market mutual funds	145			145
Corporate debt securities	7,441		835	6,606
Equity securities	45			45
Total securities – available for sale	$440,580	$8,509	$4,907	$444,182
Held To Maturity
Obligations of states and political subdivisions	$930	$0	$86	$844

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2009 (In thousands)	Cost	Gains	Losses	Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$90,889	$162	$299	$90,752
Obligations of states and political subdivisions	107,190	2,423	655	108,958
Mortgage-backed securities – residential	315,546	10,446	473	325,519
U.S. Treasury securities	2,997	5		3,002
Money market mutual funds	910			910
Corporate debt securities	20,341	195	1,804	18,732
Total securities – available for sale	$537,873	$13,231	$3,231	$547,873
Held To Maturity
Obligations of states and political subdivisions	$975		$53	$922

At year-end 2010 and 2009, the Company held no investment securities of any single issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The amortized cost and estimated fair value of the securities portfolio at December 31, 2010, by contractual maturity, are detailed below. The summary is divided into available for sale and held to maturity securities. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities in the available for sale portfolio at December 31, 2010 consist of investments attributed to the Company’s captive insurance subsidiary. These securities have no stated maturity and are not included in the maturity schedule that follows.

Mortgage-backed securities are stated separately due to the nature of payment and prepayment characteristics of these securities, as principal is not due at a single date.

	Available For Sale		Held To Maturity
	Amortized	Estimated	Amortized	Estimated
December 31, 2010 (In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$7,634	$7,684
Due after one year through five years	48,507	48,646
Due after five years through ten years	47,448	46,993
Due after ten years	22,147	20,884	$930	$844
Mortgage-backed securities – residential	314,799	319,930
Total	$440,535	$444,137	$930	$844

Gross realized gains and losses on the sale of available for sale investment securities were as follows for the year indicated.

(In thousands)	2010	2009	2008

Gross realized gains	$9,166	$3,560	$713
Gross realized losses	277	72	879
Net realized gain (loss)	$8,889	$3,488	$(166)
Income tax provision (benefit) related to net realized gains (losses)	$3,111	$1,221	$(58)

Proceeds from sales and calls of available for sale investment securities	$548,551	$314,623	$94,039

Gross losses for 2008 include $766,000 related to the sale of preferred stock investments in Federal National Mortgage Association and Federal Home Loan Mortgage Corporation.

Investment securities with a carrying value of $301,385,000 and $389,001,000 at December 31, 2010 and 2009 were pledged to secure public and trust deposits, repurchase agreements, and for other purposes.

Investment securities with unrealized losses at year-end 2010 and 2009 not recognized in income are presented in the tables below. The tables segregate investment securities that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or more. The table also includes the fair value of the related securities.

	Less than 12 Months		12 Months or More		Total
December 31, 2010 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$32,000	$548			$32,000	$548
Obligations of states and political subdivisions	22,517	1,028	$5,733	$186	28,250	1,214
Mortgage-backed securities – residential	165,426	2,396			165,426	2,396
Corporate debt securities			4,989	835	4,989	835
Total	$219,943	$3,972	$10,722	$1,021	$230,665	$4,993

	Less than 12 Months		12 Months or More		Total
December 31, 2009 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$39,445	$299			$39,445	$299
Obligations of states and political subdivisions	22,795	552	$3,605	$156	26,400	708
Mortgage-backed securities – residential	41,120	473			41,120	473
Corporate debt securities			11,710	1,804	11,710	1,804
Total	$103,360	$1,324	$15,315	$1,960	$118,675	$3,284

Unrealized losses included in the tables above have not been recognized in income since they have been identified as temporary. The Company evaluates investment securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market conditions warrant. Many factors are considered, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was effected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an OTTI charge exists involves a high degree of subjectivity and judgment and is based on the information available to the Company at a point in time.

At December 31, 2010, the Company’s investment securities portfolio had gross unrealized losses of $5.0 million. Of the total gross unrealized losses, $1.0 million is related to investments that have been in a continuous loss position for 12 months or more. Unrealized losses on corporate debt securities account for $835 thousand of the total unrealized loss on investment securities in a continuous loss position of 12 months or more. This represents an improvement of $969 thousand or 53.7% from December 31, 2009. During the second quarter of 2010, the Company sold $12.1 million amortized cost amount of its corporate debt securities for a net loss of $168 thousand and another $1.0 million matured. These debt securities, although still rated as investment grade, were downgraded during 2009 and sold in the second quarter of 2010 after a careful analysis of their short and long-term prospects determined they no longer suited the Company’s investment preferences.

The remaining corporate debt securities in the Company’s investment securities portfolio at December 31, 2010 consist primarily of single-issuer trust preferred capital securities issued by a national and global financial services firm. Each of these securities is currently performing and the issuer of these securities continues to be rated as investment grade by major rating agencies, although downgrades occurred within this group of holdings during 2009. The unrealized loss on corporate debt securities is primarily attributed to the general decline in financial markets and illiquidity events that began in 2008 and is not due to adverse changes in the expected cash flows of the individual securities. Overall market declines, particularly of banking and financial institutions, are a result of significant stress throughout the regional and national economy that began during 2008 that, while beginning to improve, has not fully stabilized.

The Company attributes the unrealized losses in other sectors of its investment securities portfolio to changes in market interest rates. In general, market rates for these securities exceed the yield available at the time many of the securities in the portfolio were purchased. The Company does not expect to incur a loss on these securities unless they are sold prior to maturity. The Company’s current intent is to hold these securities until recovery.

Investment securities with unrealized losses at December 31, 2010 are performing according to their contractual terms. The Company does not have the intent to sell these securities and likely will not be required to sell these securities before their anticipated recovery. The Company does not consider any of the securities to be impaired due to reasons of credit quality or other factors.

3.	Loans

Major classifications of loans are summarized in the following tables. During the transition year, the amounts for 2010 and 2009 are presented in separate tables as a result of the expanded disclosures categories required by ASU No. 2010-20.

December 31, (In thousands)	2010
Real Estate:
Real estate – construction and land development	$154,208
Real estate mortgage – residential	469,273
Real estate mortgage – farmland and other commercial enterprises	416,904
Commercial:
Commercial and industrial	57,029
States and political subdivisions	26,302
Lease financing	16,187
Other	25,628
Consumer:
Secured	22,607
Unsecured	5,925
Total loans	1,194,063
Less unearned income	(1,223)
Total loans, net of unearned income	$1,192,840

December 31, (In thousands)	2009
Commercial, financial, and agricultural	$146,530
Real estate – construction	211,744
Real estate mortgage – residential	466,018
Real estate mortgage – farmland and other commercial enterprises	386,626
Installment loans	36,727
Lease financing	26,765
Total loans	1,274,410
Less unearned income	(2,468)
Total loans, net of unearned income	$1,271,942

Loans to directors, executive officers, and principal shareholders (including loans to affiliated companies of which they are principal owners) and loans to members of the immediate family of such persons were $23,188,000 and $24,767,000 at December 31, 2010 and 2009, respectively. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectability. An analysis of the activity with respect to these loans is presented in the table below.

(In thousands)	Amount
Balance, December 31, 2009	$24,767
New loans	17,200
Repayments	(11,406)
Loans no longer meeting disclosure requirements, new loans meeting disclosure requirements, and other adjustments, net	(7,373)
Balance, December 31, 2010	$23,188

4.	Allowance for Loan Losses

Activity in the allowance for loan losses was as follows:

Years Ended December 31, (In thousands)	2010	2009	2008
Balance, beginning of year	$23,364	$16,828	$14,216
Provision for loan losses	17,233	20,768	5,321
Recoveries	577	536	1,833
Loans charged off	(12,390)	(14,768)	(4,542)
Balance, end of year	$28,784	$23,364	$16,828

Individually impaired loans were as follows for the dates indicated:

December 31, (In thousands)	2010	2009
Year-end loans with no allocated allowance for loan losses	$58,235	$47,746
Year-end loans with allocated allowance for loan losses	71,785	60,723
Total	$130,020	$108,469

Amount of the allowance for loan losses allocated	$6,033	$7,374

Years Ended December 31, (In thousands)	2010	2009	2008
Average of individually impaired loans during year	$119,596	$70,845	$34,364
Interest income recognized during impairment	4,022	3,866	1,070
Cash-basis interest income recognized	3,933	3,257	880

The following table presents individually impaired loans by class of loans as of December 31, 2010:

Year Ended December 31, 2010 (In thousands)	Recorded Investment	Unpaid Principal Balance	Allowance for Loan Losses Allocated
Impaired loans with no related allowance recorded:
Real Estate
Real estate – construction and land development	$27,350	$27,298
Real estate mortgage – residential	13,103	13,059
Real estate mortgage – farmland and other commercial enterprises	17,895	17,864
Commercial
Commercial and industrial	14	14
Total	$58,362	$58,235

Impaired loans with an allowance recorded:
Real Estate
Real estate – construction and land development	$31,529	$31,452	$2,793
Real estate mortgage – residential	20,147	19,986	2,051
Real estate mortgage – farmland and other commercial enterprises	19,897	19,810	824
Commercial
Commercial and industrial	447	444	310
Consumer
Secured	93	93	55
Total	$72,113	$71,785	$6,033

The recorded investment column in the table above excludes immaterial amounts attributed to net deferred loan costs.

The following table presents the balance of the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of December 31, 2010:

December 31, 2010 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$5,668	$310	$55	$6,033
Collectively evaluated for impairment	18,859	2,950	942	22,751
Total ending allowance balance	$24,527	$3,260	$997	$28,784

Loans
Loans individually evaluated for impairment	$129,469	$458	$93	$130,020
Loans collectively evaluated for impairment	910,916	123,465	28,439	1,062,820
Total ending loan balance, net of unearned income	$1,040,385	$123,923	$28,532	$1,192,840

Loans in the table above exclude immaterial amounts attributed to accrued interest receivable.

Nonperforming loans were as follows:

December 31, (In thousands)	2010	2009
Nonaccrual loans	$53,971	$56,630
Restructured loans	36,978	17,911
Loans past due 90 days or more and still accruing	42	1,807
Total nonperforming loans	$90,991	$76,348

The table above excludes immaterial amounts attributed to net deferred loan costs and accrued interest receivable.

The following table presents the recorded investment in nonperforming loans by class of loans as of December 31, 2010:

December 31, 2010 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate:
Real estate – construction and land development	$35,893	$16,793
Real estate mortgage – residential	10,728	9,147	$28
Real estate mortgage – farmland and other commercial enterprises	6,528	11,038
Commercial:
Commercial and industrial	627
Lease financing	50		9
Other	31
Consumer:
Secured	109
Unsecured	5		5
Total	$53,971	$36,978	$42
The table above excludes immaterial amounts attributed to net deferred loan costs and accrued interest receivable.

The Company has allocated $3,675,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2010.  The Company has committed to lend additional amounts totaling up to $46,000 to customers with outstanding loans that are classified as troubled debt restructurings.

The table below presents an age analysis of past due loans 30 days or more by class of loans as of December 31, 2010. Past due loans that are also classified as nonaccrual are included in their respective past due category.

December 31, 2010 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate:
Real estate – construction and land development	$394	$23,418	$23,812	$130,396	$154,208
Real estate mortgage – residential	5,187	7,167	12,354	456,919	469,273
Real estate mortgage – farmland and other commercial enterprises	1,595	6,266	7,861	409,043	416,904
Commercial:
Commercial and industrial	194	538	732	56,297	57,029
States and political subdivisions				26,302	26,302
Lease financing, net	276	59	335	14,629	14,964
Other	114	3	117	25,511	25,628
Consumer:
Secured	145	102	247	22,360	22,607
Unsecured	69	12	81	5,844	5,925
Total	$7,974	$37,565	$45,539	$1,147,301	$1,192,840

The table above excludes immaterial amounts attributed to net deferred loan costs and accrued interest receivable.

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends and conditions. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes large-balance loans and non-homogeneous loans, such as commercial real estate and certain residential real estate loans. Loan rating grades, as described further below, are assigned based on a continuous process. The amount and adequacy of the allowance for loan loss is determined on a quarterly basis. The Company uses the following definitions for its risk ratings:

Special Mention. Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the borrowers repayment ability, weaken the collateral or inadequately protect the Company’s credit position at some future date. These credits pose elevated risk, but their weaknesses do not yet justify a substandard classification.

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans classified as doubtful have all the weaknesses inherent of those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above which are analyzed individually as part of the above described process are considered to be pass rated loans.  As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Real Estate			Commercial
December 31, 2010 (In thousands)	Real Estate- Construction and Land Development	Real Estate Mortgage-Residential	Real Estate Mortgage- Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Lease Financing	Other
Credit risk profile by internally assigned rating grades:
Pass	$79,535	$407,317	$341,684	$52,961	$26,302	$14,905	$24,360
Special Mention	14,180	18,858	31,747	2,531			1,199
Substandard	57,477	41,704	37,938	1,255		59	69
Doubtful	3,016	1,394	5,535	282
Total	$154,208	$469,273	$416,904	$57,029	$26,302	$14,964	$25,628

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the consumer loans outstanding based on payment activity as of December 31, 2010:

	Consumer
December 31, 2010 (In thousands)	Secured	Unsecured
Credit risk profile based on payment activity:
Performing	$22,498	$5,915
Nonperforming	109	10
Total	$22,607	$5,925

Each of the two preceding tables exclude immaterial amounts attributed to accrued interest receivable.

5.	Other Real Estate Owned

OREO was as follows as of the date indicated:

December 31, 2010 (In thousands)	2010	2009
Construction and land development	$18,016	$17,909
Residential real estate	3,203	3,041
Farmland and other commercial enterprises	9,326	10,282
Total	$30,545	$31,232

OREO activity for 2010 and 2009 was as follows:

(In thousands)	2010	2009
Beginning balance	$31,232	$14,446
Transfers from loans	17,771	20,332
Transfers from premises		1,506
Proceeds from sales	(13,564)	(3,978)
Loss on sales	(799)	(366)
Write downs and other decreases, net	(4,096)	(708)
Ending balance	$30,544	$31,232

6.	Premises and Equipment

Premises and equipment consist of the following.

December 31, (In thousands)	2010	2009
Land, buildings, and leasehold improvements	$56,744	$53,324
Furniture and equipment	19,935	20,406
Total premises and equipment	76,679	73,730
Less accumulated depreciation and amortization	(37,067)	(34,609)
Premises and equipment, net	$39,612	$39,121

Depreciation and amortization of premises and equipment was $3,777,000, $3,979,000, and $3,883,000 in 2010, 2009, and 2008, respectively.

7.	Deposit Liabilities

At December 31, 2010 the scheduled maturities of time deposits were as follows.

(In thousands)	Amount
2011	$425,985
2012	177,770
2013	65,891
2014	28,980
2015	8,900
Thereafter	6,326
Total	$713,852

Time deposits of $100,000 or more at December 31, 2010 and 2009 were $241,468,000 and $326,832,000, respectively.  Interest expense on time deposits of $100,000 or more was $7,111,000, $11,159,000, and $11,575,000 for 2010, 2009, and 2008, respectively.

Effective in the third quarter 2010, the Federal Deposit Insurance Corporation (“FDIC”) permanently raised its standard maximum insurance amount per depositor from $100,000 to $250,000. At December 31, 2010, the Company had $44,831,000 of time deposits outstanding in amounts of $250,000 or more.

Deposits from directors, executive officers, and principal shareholders (including deposits from affiliated companies of which they are principal owners) and deposits from members of the immediate family of such persons were $19,217,000 and $30,025,000 at December 31, 2010 and 2009, respectively. Such deposits were accepted in the normal course of business on substantially the same terms as those prevailing at the time for comparable transactions with other customers.

8.	Federal Funds Purchased and Other Short-term Borrowings

Federal funds purchased and other short-term borrowings represent borrowings with an original maturity of less than one year. Substantially all of the total short-term borrowings are made up of federal funds purchased and securities sold under agreements to repurchase, which represents borrowings that generally mature one business day following the date of the transaction. Information on federal funds purchased and other short-term borrowings is as follows:

December 31, (Dollars in thousands)	2010	2009
Federal funds purchased and securities sold under agreement to repurchase	$46,989	$46,941
Other	420	274
Total short-term	$47,409	$47,215

Average balance during the year	$46,483	$62,946
Maximum month-end balance during the year	76,848	105,844
Average interest rate during the year	.70%	.72%
Average interest rate at year-end	.56	.79

9.	Securities Sold Under Agreements to Repurchase and Other Long-term Borrowings

Long-term securities sold under agreements to repurchase and other borrowings represent borrowings with an original maturity of one year or more. The table below displays a summary of the ending balance and average rate for borrowed funds on the dates indicated.

		Average		Average
December 31, (Dollars in thousands)	2010	Rate	2009	Rate
Federal Home Loan Bank advances	$53,155	4.01%	$67,630	3.98%
Subordinated notes payable	48,970	4.11	48,970	4.11
Securities sold under agreements to repurchase	150,000	3.96	200,000	3.95
Other	84	2.32	332	2.32
Total long-term	$252,209	4.00%	$316,932	3.98%

Long-term Federal Home Loan Bank (“FHLB”) advances are made pursuant to several different credit programs, which have their own interest rates and range of maturities. Interest rates on FHLB advances totaling $53,155,000 are fixed and range between 2.60% and 6.90%, averaging 4.01%, over a remaining maturity period of up to 10 years as of December 31, 2010. Long-term FHLB borrowings totaling $35,000,000 at year-end 2010 are putable quarterly. Long-term FHLB advances of $10,000,000 are convertible to a floating interest rate. These advances may convert, at FHLB’s option, to a floating interest rate indexed to the three-month LIBOR only if LIBOR equals or exceeds 7%. At year-end 2010, three-month LIBOR was at .30%.

For FHLB advances, the subsidiary banks pledge FHLB stock and fully disbursed, otherwise unencumbered, 1-4 family first mortgage loans as collateral for these advances as required by the FHLB. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to an additional $46,784,000 from the FHLB at year-end 2010.

During 2005 the Company completed two private offerings of trust preferred securities through two separate Delaware statutory trusts sponsored by the Company.  Farmers Capital Bank Trust I (“Trust I”) sold $10,000,000 of preferred securities and Farmers Capital Bank Trust II (“Trust II”) sold $15,000,000 of preferred securities.  The proceeds from the offerings were used to fund the cash portion of the acquisition of Citizens Bancorp, Inc., the former parent company of Citizens Northern.

Farmers Capital Bank Trust III (“Trust III”), a Delaware statutory trust sponsored by the Company, was formed during 2007 for the purpose of financing the cost of acquiring Company shares under a share repurchase program. Trust III sold $22,500,000 of 6.60% (fixed through November 2012, thereafter at a variable rate of interest, reset quarterly, equal to the 3-month LIBOR plus a predetermined spread of 132 basis points) trust preferred securities to the public. The trust preferred securities, which pay interest quarterly, mature on November 1, 2037, may be redeemed by the Trust at par any time on or after November 1, 2012. Trust I, Trust II, and Trust III are hereafter collectively referred to as the “Trusts”.

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

The subordinated notes are redeemable in whole or in part, without penalty, at the Company’s option on or after September 30, 2010 and mature on September 30, 2035 with respect to Trust I and Trust II.  For Trust III, the subordinated notes are redeemable in whole or in part, without penalty, at the Company’s option on or after November 1, 2012. The notes are junior in right of payment of all present and future senior indebtedness. At December 31, 2010 and 2009 the balance of the subordinated notes payable to Trust I, Trust II, and Trust III was $10,310,000, $15,464,000, and $23,196,000, respectively. The interest rates in effect as of the last determination date in 2010 were 1.79%,

1.94%, and 6.60% for Trust I, Trust II, and Trust III, respectively. For 2009 these rates were 1.78%, 1.93%, and 6.60% for Trust I Trust II, and Trust III, respectively.

The Company is not considered the primary beneficiary of the Trusts; therefore the Trusts are not consolidated into its financial statements. Accordingly, the Company does not report the securities issued by the Trusts as liabilities, but instead reports as liabilities the subordinated notes issued by the Company and held by the Trusts.  The Company, which owns all of the common securities of the Trusts, accounts for its investment in each of the Trusts as assets.  The Company records interest expense on the corresponding notes issued to the Trusts on its statement of income.

The subordinated notes may be included in Tier 1 capital (with certain limitations applicable) under current regulatory capital guidelines and interpretations.  The amount of subordinated notes in excess of the limit may be included in Tier 2 capital, subject to restrictions.

During 2007, the Company entered into a balance sheet leverage transaction whereby it borrowed $200,000,000 in multiple fixed rate term repurchase agreements with an initial weighted average cost of 3.95% and invested the proceeds in Government National Mortgage Association (“GNMA”) bonds, which were pledged as collateral. The Company is required to secure the borrowed funds by GNMA bonds valued at 106% of the outstanding principal balance. The borrowings have an outstanding balance of $150,000,000 at December 31, 2010 with remaining maturities as follows: $50,000,000 due November 2012 and the remaining $100,000,000 due November 2017. At December 31, 2010 $100,000,000 of the borrowings are putable quarterly and the remaining $50,000,000 are putable quarterly beginning in the fourth quarter of 2012. The repurchase agreements are held by each of the Company’s three subsidiary banks that are participating in the transaction and are guaranteed by the Parent Company.

Maturities of long-term borrowings at December 31, 2010 are as follows:

(In thousands)	Amount
2011	$12,084
2012	61,512
2013	2,000
2014	8,062
2015
Thereafter	168,551
Total	$252,209

10.	Income Taxes

The components of income tax expense are as follows:

December 31, (In thousands)	2010	2009	2008
Currently payable	$5,429	$752	$832
Deferred	(3,392)	(9,905)	(2,046)
Total applicable to operations	2,037	(9,153)	(1,214)
Deferred tax charged (credited) to components of shareholders’ equity:
Unfunded status of postretirement benefits	643	(234)	617
Net unrealized securities gains	(2,239)	841	2,528
Total income taxes	$441	$(8,546)	$1,931

An analysis of the difference between the effective income tax rates and the statutory federal income tax rate follows.

December 31,	2010	2009	2008
Federal statutory rate	35.0%	35.0%	35.0%
Changes from statutory rates resulting from:
Tax-exempt interest	(15.3)	3.0	(48.1)
Nondeductible interest to carry tax-exempt obligations	1.3	(.3)	5.7
Goodwill impairment		(22.7)
Tax credits	(2.5)	.8	(14.6)
Premium income not subject to tax	(3.9)	.6	(9.2)
Company-owned life insurance	8.2	.8	(13.5)
Dividend exclusion			(4.8)
Other, net	(.1)	(.2)	11.3
Effective tax rate on pretax income	22.7%	17.0%	(38.2)%

The tax effects of the significant temporary differences that comprise deferred tax assets and liabilities at December 31, 2010 and 2009 follows.

December 31, (In thousands)	2010	2009
Assets
Allowance for loan losses	$10,089	$8,192
Deferred directors’ fees	280	269
Postretirement benefit obligations	4,159	4,419
Other real estate owned	1,150	307
Partnership investments	470	337
Self-funded insurance	172	167
Paid time off	651	712
Alternative minimum tax credits		814
Low income housing credits		38
Intangibles	3,919	4,002
Other	60	63
Total deferred tax assets	20,950	19,320
Liabilities
Depreciation		360
Unrealized gains on available for sale investment securities, net	1,261	3,500
Prepaid expenses	647	616
Discount on investment securities	1,078	1,098
Deferred loan fees	1,041	1,187
Lease financing operations	1,372	1,996
Total deferred tax liabilities	5,399	8,757
Net deferred tax asset	$15,551	$10,563

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2010.

The Company had no unrecognized tax benefits as of December 31, 2010, 2009, and 2008 and did not recognize any increase in unrecognized benefits during 2010 relative to any tax positions taken in 2010. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income tax expense accounts; no such accruals existed as of December 31, 2010, 2009, or 2008. Except as discussed in Note 24 “Subsequent Event”, the Company does not expect any significant changes in its unrecognized tax benefits over the next twelve months. The Company files U.S. federal and various state income tax returns. The Company is no longer subject to income tax examinations by taxing authorities for the years before 2007.

11.	Retirement Plans

The Company maintains a salary savings plan that covers substantially all of its employees. Beginning in 2010, the Company matched voluntary tax deferred employee contributions at 50% of eligible deferrals up to a maximum of 6% of the participants’ compensation. During 2009, the Company matched all eligible voluntary tax deferred employee contributions up to 6% of the participant’s compensation. The Company may, at the discretion of its Board, contribute an additional amount based upon a percentage of covered employees’ salaries. The Company did not make a discretionary contribution during 2010, 2009, or 2008. Discretionary contributions are allocated among participants in the ratio that each participant’s compensation bears to all participants’ compensation. Eligible employees are presented with various investment alternatives related to the salary savings plan. Those alternatives include various stock and bond mutual funds that vary from traditional growth funds to more stable income funds as well as an option to invest in bank certificates of deposits. Company shares are not an available investment alternative in the salary savings plan. The total retirement plan expense for 2010, 2009, and 2008 was $514,000, $1,100,000, and $1,107,000, respectively.

In connection with the acquisition of Citizens Northern, the Company acquired nonqualified supplemental retirement plans for certain key employees. Benefits provided under these plans are unfunded, and payments to plan participants are made by the Company.

The following schedules set forth a reconciliation of the changes in the supplemental retirement plans’ benefit obligation and funded status for the years ended December 31, 2010 and 2009.

(In thousands)	2010	2009
Change in Benefit Obligation
Obligation at beginning of year	$565	$498
Service cost	35	34
Interest cost	33	30
Actuarial loss	29	8
Benefit payments	(16)	(5)
Obligation at end of year	$646	$565

The following table provides disclosure of the net periodic benefit cost as of December 31 for the years indicated.

(In thousands)	2010	2009
Service cost	$35	$34
Interest cost	33	30
Recognized net actuarial loss	4	6
Net periodic benefit cost	$72	$70
Major assumptions:
Discount rate used to determine net period benefit cost	6.00%	6.00%
Discount rate used to determine benefit obligation at year end	5.55	6.00

The following table presents estimated future benefit payments in the period indicated.

(In thousands)	Supplemental Retirement Plan
2011	$27
2012	27
2013	27
2014	27
2015	27
2016-2020	165
Total	$300

Amounts recognized in accumulated other comprehensive income as of December 31, 2010 and 2009 are as follows:

(In thousands)	2010	2009
Unrecognized net actuarial loss	$125	$100
Total	$125	$100

The estimated cost that will be amortized from accumulated other comprehensive income into net periodic cost over the next fiscal year is as follows:

(In thousands)	Supplemental Retirement Plan
Unrecognized net actuarial loss	$2
Total	$2

12.	Common Stock Options

During 1997 the Company’s Board of Directors approved a nonqualified stock option plan (the “Plan”), subsequently approved by the Company’s shareholders, that has provided for the granting of stock options to key employees and officers of the Company.  All stock options are awarded at a price equal to the fair market value of the Company’s common stock at the date options are granted and expire ten years from the grant date. Total options granted were 450,000, 54,000, and 40,049 in the years 1997, 2000, and 2004, respectively.

The Plan provides for the granting of options to purchase up to 450,000 shares of the Company’s common stock at a price equal to the fair market value of the Company’s common stock on the date the option is granted. The term of the options expires after ten years from the date on which the options are granted. Options granted under the Plan vest ratably over various time periods ranging from three to seven years. All options granted must be held for a minimum of one year before they can be exercised. Forfeited options are available for the granting of additional stock options under the Plan. Options forfeited from the initial grant in 1997 were used to grant options during 2000 and 2004. All outstanding options granted under the Plan are vested. At December 31, 2010 there were 52,172 options available for future grants under the Plan.

A summary of the activity in the Company’s Plan for 2010 is presented below.

	2010
		Weighted
		Average
	Shares	Price
Outstanding at January 1	57,621	$32.56
Expired	(25,572)	29.75
Forfeited	(8,000)	34.80
Outstanding at December 31	24,049	$34.80

Options exercisable at year-end	24,049	$34.80

Options outstanding at year-end 2010 were as follows:

	Outstanding			Exercisable
Weighted Average
		Remaining Contractual	Weighted Average		Weighted Average
Exercise Price	Number	Life (Years)	Exercise Price	Number	Exercise Price
$34.80	24,049	3.83	$34.80	24,049	$34.80

The aggregate intrinsic value for options outstanding and options exercisable at December 31, 2010 was zero since the exercise price of options outstanding was in excess of the market price of the Company’s stock.

The following table presents further information regarding the Company’s stock option Plan during each of the years indicated.

(In thousands)	2010	2009	2008
Tax benefit realized from options exercised	$0	$0	$0
Total intrinsic value of options exercised	0	0	1
Cash received from options exercised	0	0	30

There were no modifications or cash paid to settle stock option awards during 2010, 2009, or 2008. There were no options granted in 2010, 2009, or 2008.

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

The following schedules set forth a reconciliation of the changes in the plans benefit obligation and funded status for the years ended December 31, 2010 and 2009.

(In thousands)	2010	2009
Change in Benefit Obligation
Obligation at beginning of year	$12,524	$10,550
Service cost	396	454
Interest cost	607	695
Actuarial (gain) loss	(1,523)	1,104
Participant contributions	76	71
Benefit payments	(320)	(350)
Obligation at end of year	$11,760	$12,524

The following table provides disclosure of the net periodic benefit cost as of December 31 for the years indicated.

(In thousands)	2010	2009
Service cost	$397	$454
Interest cost	607	695
Amortization of transition obligation	101	101
Recognized prior service cost	257	257
Recognized net actuarial loss		81
Net periodic benefit cost	$1,362	$1,588
Major assumptions:
Discount rate used to determine net periodic benefit cost	6.00%	6.00%
Discount rate used to determine benefit obligation as of year end	5.55	6.00
Retiree participation rate (Plan 1)	100.00	100.00
Retiree participation rate (Plan 2)	72.00	72.00

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. For measurement purposes, the rate of increase in pre-Medicare medical care claims costs was 9%, 8%, and 7% in 2011, 2012, and 2013, respectively, then grading down by .5% annually to 5% for 2017 and thereafter. For dental claims cost, it was 5% for 2011 and thereafter. A 1% change in the assumed health care cost trend rates would have the following incremental effects:

(In thousands)	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$238	$(183)
Effect on accumulated postretirement benefit obligation	2,225	(1,766)

The following table presents estimated future benefit payments in the period indicated.

(In thousands)	Postretirement Medical Benefits
2011	$371
2012	375
2013	406
2014	447
2015	457
2016-2020	2,815
Total	$4,871

Amounts recognized in accumulated other comprehensive income as of December 31, 2010 and 2009 are as follows:

(In thousands)	2010	2009
Unrecognized net actuarial loss	$719	$2,242
Unrecognized transition obligation	203	305
Unrecognized prior service cost	1,153	1,410
Total	$2,075	$3,957

The estimated costs that will be amortized from accumulated other comprehensive income into net periodic cost over the next fiscal year are as follows.

(In thousands)	Postretirement Medical Benefits
Transition obligation	$101
Unrecognized prior service cost	257
Total	$358

14.	Leases

The Company leases certain branch sites and banking equipment under various operating leases. Branch site leases have renewal options of varying lengths and terms. In addition, the Company leases certain data processing equipment that meets the capitalization criteria of ASC Topic 840, “Leases”, and has been recorded as an asset in premises and equipment and a liability in other long-term debt on the balance sheet. The following table presents estimated future minimum rental commitments under these leases for the period indicated.

(In thousands)	Operating Leases	Capital Lease
2011	$451	$84
2012	413
2013	390
2014	382
2015	343
Thereafter	1,925
Total	$3,904	84
Less: amount representing interest		1
Long-term obligation under capital lease		$83

Rent expense was $568,000, $772,000, and $748,000 for 2010, 2009, and 2008, respectively.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Total commitments to extend credit were $126,764,000 and $139,538,000 at December 31, 2010 and 2009, respectively. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit, if deemed necessary by the Company, is based on management’s credit evaluation of the counter-party. Collateral held varies, but may include accounts receivable, marketable securities, inventory, premises and equipment, residential real estate, and income producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The credit risk involved in issuing letters of credit is essentially the same as that received when extending credit to customers. The fair value of these instruments is not considered material for disclosure. The Company had $18,068,000 and $18,121,000 in irrevocable letters of credit outstanding at December 31, 2010 and 2009, respectively.

The contractual amount of financial instruments with off-balance sheet risk was as follows at year-end.

December 31,	2010		2009
(In thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit, including unused lines of credit	$45,695	$81,069	$35,646	$103,892
Standby letters of credit	3,893	14,175	3,812	14,309
Total	$49,588	$95,244	$39,458	$118,201

16.	Concentration of Credit Risk

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

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. As of December 31, 2010, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material effect upon the consolidated financial statements of the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the tables below) of Tier 1 and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). As of December 31, 2010, the most recent notification from the FDIC categorized the banks as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the banks must maintain minimum Tier 1 Risk-based, Total Risk-based, and Tier 1 Leverage ratios as set forth in the tables. There are no conditions or events since that notification that management believes have changed the institutions’ category. As noted below under the caption “Summary of Regulatory Agreements”, three of the Company’s subsidiary banks are required to maintain certain capital ratios that exceed the regulatory established well-capitalized status.

The regulatory capital amounts and ratios of the consolidated Company and its subsidiary banks are presented in the following tables for the dates indicated. The capital amounts and ratios for Farmers Bank as of December 31, 2009 have been revised to reflect its merger with Lawrenceburg Bank that closed during the second quarter of 2010. Lawrenceburg Bank was a wholly-owned subsidiary of the Parent Company until it merged with Farmers Bank.

					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
December 31, 2010 (Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Risk-based Capital1
Consolidated	$187,237	15.35%	$48,794	4.00%	N/A	N/A
Farmers Bank & Capital Trust Company	66,013	15.59	16,935	4.00	$25,402	6.00%
First Citizens Bank	25,969	12.76	8,143	4.00	12,214	6.00
United Bank & Trust Company	51,347	12.91	15,908	4.00	23,863	6.00
Citizens Bank of Northern Kentucky, Inc.	20,552	11.42	7,196	4.00	10,795	6.00
Total Risk-based Capital 1
Consolidated	$202,652	16.61%	$97,588	8.00%	N/A	N/A
Farmers Bank & Capital Trust Company	71,386	16.86	33,870	8.00	$42,337	10.00%
First Citizens Bank	27,481	13.50	16,286	8.00	20,357	10.00
United Bank & Trust Company	56,408	14.18	31,817	8.00	39,771	10.00
Citizens Bank of Northern Kentucky, Inc.	22,812	12.68	14,393	8.00	17,991	10.00
Tier 1 Leverage Capital 2
Consolidated	$187,237	9.39%	$79,761	4.00%	N/A	N/A
Farmers Bank & Capital Trust Company	66,013	8.55	30,868	4.00	$38,586	5.00%
First Citizens Bank	25,969	8.46	12,285	4.00	15,356	5.00
United Bank & Trust Company	51,347	8.24	24,935	4.00	31,168	5.00
Citizens Bank of Northern Kentucky, Inc.	20,552	8.04	10,227	4.00	12,784	5.00

1
Tier 1 Risk-based and Total Risk-based Capital ratios are computed by dividing a bank’s Tier 1 or Total Capital, as defined by regulation, by a risk-weighted sum of the bank’s assets, with the risk weighting determined by general standards established by regulation. The safest assets (e.g., government obligations) are assigned a weighting of 0% with riskier assets receiving higher ratings (e.g., ordinary commercial loans are assigned a weighting of 100%).

2	Tier 1 Leverage ratio is computed by dividing a bank’s Tier 1 Capital, as defined by regulation, by its total quarterly average assets.

					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
December 31, 2009 (Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Risk-based Capital1
Consolidated	$185,874	13.95%	$53,310	4.00%	N/A	N/A
Farmers Bank & Capital Trust Co.	61,767	13.22	18,691	4.00	$28,037	6.00%
First Citizens Bank	24,295	12.02	8,082	4.00	12,124	6.00
United Bank & Trust Co.	56,376	12.49	18,051	4.00	27,077	6.00
Citizens Bank of Northern Kentucky	18,443	9.70	7,606	4.00	11,049	6.00
Total Risk-based Capital 1
Consolidated	$202,616	15.20%	$106,620	8.00%	N/A	N/A
Farmers Bank & Capital Trust Co.	67,664	14.48	37,382	8.00	$46,728	10.00%
First Citizens Bank	25,787	12.76	16,165	8.00	20,206	10.00
United Bank & Trust Co.	62,051	13.75	36,103	8.00	45,128	10.00
Citizens Bank of Northern Kentucky	20,829	10.95	15,213	8.00	19,016	10.00
Tier 1 Leverage Capital 2
Consolidated	$185,874	8.15%	$91,186	4.00%	N/A	N/A
Farmers Bank & Capital Trust Co.	61,767	7.05	35,049	4.00	$43,811	5.00%
First Citizens Bank	24,295	7.96	12,214	4.00	15,268	5.00
United Bank & Trust Co.	56,376	7.35	30,673	4.00	38,342	5.00
Citizens Bank of Northern Kentucky	18,443	6.23	11,839	4.00	14,799	5.00

1
Tier 1 Risk-based and Total Risk-based Capital ratios are computed by dividing a bank’s Tier 1 or Total Capital, as defined by regulation, by a risk-weighted sum of the bank’s assets, with the risk weighting determined by general standards established by regulation. The safest assets (e.g., government obligations) are assigned a weighting of 0% with riskier assets receiving higher ratings (e.g., ordinary commercial loans are assigned a weighting of 100%).

2	Tier 1 Leverage ratio is computed by dividing a bank’s Tier 1 Capital, as defined by regulation, by its total quarterly average assets.

Payment of dividends by the Company’s subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. Generally, capital distributions are limited to undistributed net income for the current and prior two years, subject to the capital requirements as summarized above. At December 31, 2010, three of the Company’s subsidiary banks are required to obtain regulatory approval before declaring or paying a dividend to the Parent Company as a result of agreements that were entered into with their primary regulator. The payment of dividends by the Parent Company to its shareholders is also subject to approval as a result of regulatory agreement. The regulatory agreements, which are summarized below, also require three of the Company’s subsidiary banks to maintain capital ratios that exceed the regulatory established well-capitalized status.

Summary of Regulatory Agreements

Below is a summary of the regulatory agreements that the Parent Company and three of its subsidiary banks have entered into with their primary regulators. For a more complete discussion and additional information regarding these regulatory actions, please refer to the section captioned “Capital Resources” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Result of Operations” part of this Form 10-K.

Parent Company

In the summer of 2009 the Federal Reserve Bank of St. Louis (“FRB St. Louis”) conducted an examination of the Parent Company.  Primarily due to the regulatory actions and capital requirements at three of the Company’s subsidiary banks (as discussed below), the FRB St. Louis and Kentucky Department of Financial Institutions (“KDFI”) proposed the Company enter into a Memorandum of Understanding (“Memorandum”).  The Company’s board approved entry into the Memorandum at a regular board meeting during the fourth quarter of 2009.  Pursuant to the Memorandum, the Company agreed that it would develop an acceptable capital plan to ensure that the consolidated organization remains well-capitalized and each of its subsidiary banks meet the capital requirements imposed by their regulator as summarized below.

The Company also agreed to reduce its common stock dividend in the fourth quarter of 2009 from $.25 per share down to $.10 per share and not make interest payments on the Company’s trust preferred securities or dividends on its common or preferred stock without prior approval from FRB St. Louis and KDFI.  Representatives of the FRB St. Louis and KDFI have indicated that any such approval for the payment of dividends will be predicated on a demonstration of adequate, normalized earnings on the part of the Company’s subsidiaries sufficient to support quarterly payments on the Company’s trust preferred securities and quarterly dividends on the Company’s common and preferred stock.  While both regulatory agencies have granted approval of all subsequent quarterly Company requests to make interest payments on its trust preferred securities and dividends on its preferred stock, the Company has not (based on the assessment by Company management of both the Company’s capital position and the earnings of its subsidiaries) sought regulatory approval for the payment of common stock dividends since the fourth quarter of 2009.  Moreover, the Company will not pay any such dividends on its common stock in any subsequent quarter until the regulator’s assessment of the earnings of the Company’s subsidiaries, and the Company’s assessment of its capital position, both yield the conclusion that the payment of a Company common stock dividend is warranted.

Other components in the regulatory order for the parent company include requesting and receiving regulatory approval for the payment of new salaries/bonuses or other compensation to insiders; assisting its subsidiary banks in addressing weaknesses identified in their reports of examinations; providing periodic reports detailing how it will meet its debt service obligations; and providing progress reports with its compliance with the regulatory Memorandum.

Farmers Bank.  Farmers Bank was the subject of a regularly scheduled examination by the KDFI which was conducted in mid-September 2009.  As a result of this examination, the KDFI and FRB St. Louis entered into a Memorandum with Farmers Bank.  The Memorandum requires that Farmers Bank obtain written consent prior to declaring or paying the Parent Company a cash dividend and to achieve and maintain a Tier 1 Leverage ratio of 8.0% by June 30, 2010.  The Parent Company injected from its reserves $11 million in capital into Farmers Bank subsequent to the Memorandum.

At June 30, 2010, Farmers Bank had a Tier 1 Leverage ratio of 7.98% and a Total Risk-based Capital ratio of 15.78%. Subsequent to June 30, 2010, the Parent Company injected into Farmers Bank an additional $200 thousand in capital in order to raise its Tier 1 Leverage ratio to 8.0% to comply with the Memorandum. At December 31, 2010 Farmers Bank had a Tier 1 Leverage ratio of 8.55% and a Total Risk-based Capital ratio of 16.86%.

Other parts of the regulatory order include the development and documentation of plans for reducing problem loans, providing progress reports on compliance with the Memorandum, developing and implementing a written profit plan and strategic plans, and evaluating policies and procedures for monitoring construction loans and use of interest reserves. It also restricts the bank from extending additional credit to borrowers with credits classified as substandard, doubtful or special mention in the report of examination.

Lawrenceburg Bank. As a result of an examination conducted in March 2009, on May 15, 2009, Lawrenceburg Bank entered into a Memorandum with the FRB St. Louis and the KDFI. This Memorandum terminated effective upon Lawrenceburg Bank’s merger into Farmers Bank on May 8, 2010.

United Bank.  As a result of an examination conducted in late July and early August of 2009, the Federal Deposit Insurance Corporation (“FDIC”) proposed United Bank enter into a Cease and Desist Order (“Order”) primarily as a result of its level of nonperforming assets.  The Order requires United Bank to obtain written consent prior to declaring or paying the Parent Company a cash dividend and achieve and maintain a Tier 1 Leverage ratio of 8.0% by June 30, 2010 and a Total Risk-based Capital ratio of 12% immediately.   Subsequent to the Order, the Parent Company injected $10.5 million from its reserves into United Bank. In April 2010, the Parent Company injected an additional $1.9 million of capital into United Bank to bring its Tier 1 Leverage ratio up to the minimum 7.75% as of March 31, 2010 as required by the Order.  At June 30, 2010, United Bank had a Tier 1 Leverage ratio of 8.06% and a Total Risk-based Capital ratio of 14.12%. At December 31, 2010, United Bank had a Tier 1 Leverage ratio of 8.24% and a Total Risk-based Capital ratio of 14.18%.

Other components in the regulatory order include stricter oversight and reporting to its regulators in terms of complying with the Order. It also includes an increase in the level of reporting by management to its board of directors of its financial results, budgeting, and liquidity analysis, as well as restricting the bank from extending additional credit to borrowers with credits classified as substandard, doubtful or special mention in the report of examination.

Citizens Northern.  Citizens Northern was the subject of a regularly scheduled examination by the KDFI which was completed in late May 2010.  As a result of this examination, the KDFI and the FDIC on September 8, 2010 entered into a Memorandum with Citizens Northern.  The Memorandum requires that Citizens Northern obtain written consent prior to declaring or paying a dividend and to increase Tier 1 Leverage ratio to equal or exceed 7.5% prior to September 30, 2010 and to achieve and maintain Tier 1 Leverage ratio to equal or exceed 8.0% prior to December 31, 2010.  In December 2010, the Parent Company injected $250 thousand of capital into Citizens Northern to bring its Tier 1 Leverage ratio up to the minimum 8.0% as of year-end 2010 as required by the Order.  At December 31, 2010, Citizens Northern had a Tier 1 Leverage ratio of 8.04% and a Total Risk-based Capital ratio of 12.68%.

Other parts of the regulatory order include the development and documentation of plans for reducing problem loans, providing progress reports on compliance with the Memorandum, and for the development and implementation of a written profit plan and strategic plans. It also restricts the bank from extending additional credit to borrowers with credits classified as substandard, doubtful or special mention in the report of examination.

At the Parent Company and at each of its bank subsidiaries, the Company believes it is adequately addressing all issues of the regulatory agreements to which it is subject. However, only the respective regulatory agencies can determine if compliance with the applicable regulatory agreements have been met. The Company and its subsidiary banks are in compliance with the requirements identified in the regulatory agreements as of December 31, 2010, with the exception that the level of substandard loans at Farmers Bank exceed the target amount by $1.3 million. Regulators continue to monitor the Company’s progress and compliance with the agreements through periodic on-site examinations, regular communications, and quarterly data analysis. The results of these examinations and communications show satisfactory progress toward meeting the requirements included in the regulatory agreements.

The Parent Company maintains cash available to fund a certain amount of additional injections of capital to its bank subsidiaries if required by its regulators. If needed, further amounts in excess of available cash may be funded by future public or private sales of securities, although the Parent Company is currently under no directive by its regulators to raise any additional capital.

19.	Fair Value Measurements

ASC Topic 820, “Fair Value Measurements and Disclosures”, defines fair value, establishes a framework for measuring fair value, and sets forth disclosures about fair value measurements. ASC Topic 825, “Financial Instruments”, allows entities to choose to measure certain financial assets and liabilities at fair value. The Company has not elected the fair value option for any of its financial assets or liabilities.

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

Available for sale investment securities are the Company’s only balance sheet item that meets the disclosure requirements for instruments measured at fair value on a recurring basis. Disclosures as of December 31, 2010 and 2009 are as follows:

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2010
U.S. Treasury securities	$1,044	$1,044
Obligations of U.S. government-sponsored entities	41,613		$41,613
Obligations of states and political subdivisions	74,799		74,799
Mortgage-backed securities – residential	319,930		319,930
Money market mutual funds	145	145
Corporate debt securities	6,606		6,606
Equity securities	45	45
Total	$444,182	$1,234	$442,948	$0

December 31, 2009
U.S. Treasury securities	$3,002	$3,002
Obligations of U.S. government-sponsored entities	90,752		$90,752
Obligations of states and political subdivisions	108,958		108,958
Mortgage-backed securities – residential	325,519		325,519
Money market mutual funds	910	910
Corporate debt securities	18,732		18,732
Total	$547,873	$3,912	$543,961	$0

The Company is required to measure and disclose certain other assets and liabilities at fair value on a nonrecurring basis to comply with GAAP, The Company’s disclosure about assets and liabilities measured at fair value on a nonrecurring basis consists of impaired loans and OREO.

Impaired loans were $130 million and $108 million at year-end 2010 and 2009, respectively. Impaired loans at December 31, 2010 include $17.7 million that were written down to their estimated fair value of $16.7 million, resulting in an impairment charge of $943 thousand included in the provision for loan losses and the allowance for loan losses. At December 31, 2009, impaired loans included $60.7 million that were written down to their estimated fair value of $55.0 million, resulting in an impairment charge of $5.8 million included in the provision and allowance for loan losses. The fair value of impaired loans with specific allocations of the allowance for loan losses is measured based on recent appraisals of the underlying collateral. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraisers take absorption rates into consideration and adjustments are routinely made in the appraisal process to identify differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.OREO includes properties acquired by the Company through actual loan foreclosures and is carried at fair value less estimated costs to sell. Fair value of OREO is generally based on third party appraisals of the property that includes comparable sales data and is considered as Level 3 inputs. If the carrying amount of the OREO exceeds fair value less estimated costs to sell, an impairment loss is recorded through expense. At December 31, 2010 and December 31, 2009 OREO was $30.5 million and $31.2 million, respectively. OREO at year-end 2010 includes $19.7 million that was written down to its estimated fair value of $15.8 million, resulting in an impairment charge of $3.9 million included in earnings. For year-end 2009, OREO includes $12.0 million that was written down to its estimated fair value of $11.1 million, resulting in an impairment charge of $877 thousand included in earnings. In addition to impairment charges, net losses included in earnings from the sale of OREO were $799 thousand and $366 thousand for 2010 and 2009, respectively.

The following table represents the carrying amount of assets measured at fair value on a nonrecurring basis for the dates indicated and the related impairment charges recorded in earnings.

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Charge

December 31, 2010
Impaired Loans
Real estate-construction and land development	$12,573			$12,573	$52
Real estate mortgage-residential	10,376			10,376	359
Real estate mortgage-farmland and other commercial enterprises	9,331			9,331	505
Commercial and industrial	133			133	27
Consumer-secured	38			38
Total-Impaired Loans	$32,451			$32,451	$943

OREO
Real estate-construction and land development	$12,381			$12,381	$3,144
Real estate mortgage-residential	630			630	294
Real estate mortgage-farmland and other commercial enterprises	2,810			2,810	428
Total-OREO	$15,821			$15,821	$3,866

December 31, 2009
Impaired loans	$54,961			$54,961	$5,762
OREO	11,140			11,140	877
Total	$66,101			$66,101	$6,639

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows for the dates indicated.

December 31,	2010		2009
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$182,056	$182,056	$218,336	$218,336
Investment securities:
Available for sale	444,182	444,182	547,873	547,873
Held to maturity	930	844	975	922
FHLB and similar stock	9,515	N/A	9,148	N/A
Loans, net	1,164,056	1,157,606	1,248,578	1,246,151
Accrued interest receivable	7,258	7,258	9,381	9,381

Liabilities
Deposits	1,463,572	1,470,277	1,633,433	1,640,933
Federal funds purchased and other short-term borrowings	47,409	47,409	47,215	47,215
Securities sold under agreements to repurchase and other long-term borrowings	203,239	219,709	267,962	285,093
Subordinated notes payable to unconsolidated trusts	48,970	27,234	48,970	28,528
Accrued interest payable	2,811	2,811	4,685	4,685

20.  Parent Company Financial Statements

Condensed Balance Sheets

December 31, (In thousands)	2010	2009
Assets
Cash and cash equivalents	$16,249	$7,554
Investment in subsidiaries	183,158	180,367
Other assets	3,752	11,392
Total assets	$203,159	$199,313
Liabilities
Dividends payable	$188	$925
Subordinated notes payable to unconsolidated trusts	48,970	48,970
Other liabilities	4,105	2,191
Total liabilities	53,263	52,086
Shareholders’ Equity
Preferred stock	28,719	28,348
Common stock	926	922
Capital surplus	50,675	50,476
Retained earnings	68,678	63,617
Accumulated other comprehensive income	898	3,864
Total shareholders’ equity	149,896	147,227
Total liabilities and shareholders’ equity	$203,159	$199,313

Condensed Statements of Operations

Years Ended December 31, (In thousands)	2010	2009	2008
Income
Dividends from subsidiaries	$6,627	$7,465	$9,566
Interest	12	53	60
Other noninterest income	3,637	3,457	3,217
Total income	10,276	10,975	12,843
Expense
Interest expense-subordinated notes payable to unconsolidated trusts	2,035	2,178	2,865
Interest expense on other borrowed funds	2
Noninterest expense	3,689	4,097	3,986
Total expense	5,726	6,275	6,851
Income before income tax expense (benefit) and equity in undistributed income of subsidiaries	4,550	4,700	5,992
Income tax expense (benefit)	411	(949)	(1,189)
Income before equity in undistributed income of subsidiaries	4,139	5,649	7,181
Equity in undistributed income (loss) of subsidiaries	2,793	(50,391)	(2,786)
Net income (loss)	$6,932	$(44,742)	$4,395

Condensed Statements of Cash Flows

Years Ended December 31, (In thousands)	2010	2009	2008
Cash Flows From Operating Activities
Net income (loss)	$6,932	$(44,742)	$4,395
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed (income) loss of subsidiaries	(2,793)	50,391	2,786
Noncash stock option expense and employee stock purchase plan expense	2	5	5
Change in other assets and liabilities, net	1,917	(1,043)	(891)
Deferred income tax (benefit) expense	(850)	253	(67)
Net cash provided by operating activities	5,208	4,864	6,228
Cash Flows From Investing Activities
Proceeds from sale of available for sale investment securities			1,000
Purchase of available for sale investment securities			(1,000)
Return of equity from nonbank subsidiary	1,150
Investment in nonbank subsidiaries	(800)	(100)	(4,051)
Investment in bank subsidiaries	(3,350)	(22,500)	(2,362)
Proceeds from liquidation of company-owned life insurance	8,567
Net cash provided by (used in) investing activities	5,567	(22,600)	(6,413)
Cash Flows From Financing Activities
Proceeds from issuance of preferred stock, net of issue costs		29,961
Dividends paid, common and preferred stock	(2,237)	(9,222)	(9,720)
Purchase of common stock			(1,049)
Shares issued under Employee Stock Purchase Plan	157	249	252
Stock options exercised			30
Net cash (used in) provided by financing activities	(2,080)	20,988	(10,487)
Net increase (decrease) in cash and cash equivalents	8,695	3,252	(10,672)
Cash and cash equivalents at beginning of year	7,554	4,302	14,974
Cash and cash equivalents at end of year	$16,249	$7,554	$4,302

21.	Quarterly Financial Data (Unaudited)

(In thousands, except per share data)
Quarters Ended 2010	March 31	June 30	Sept. 30	Dec. 31
Interest income	$23,382	$23,475	$22,105	$20,789
Interest expense	9,932	9,198	8,478	7,340
Net interest income	13,450	14,277	13,627	13,449
Provision for loan losses	1,926	5,490	6,244	3,573
Net interest income after provision for loan losses	11,524	8,787	7,383	9,876
Noninterest income	7,490	9,869	10,324	6,427
Noninterest expense	16,497	15,205	15,927	15,082
Income before income taxes	2,517	3,451	1,780	1,221
Income tax expense	572	610	525	330
Net income	1,945	2,841	1,255	891
Dividends and accretion on preferred shares	(466)	(466)	(469)	(470)
Net income available to common shareholders	$1,479	$2,375	$786	$421
Net income per common share, basic and diluted	$.20	$.32	$.11	$.06
Weighted average shares outstanding, basic and diluted	7,379	7,384	7,393	7,402

(In thousands, except per share data)
Quarters Ended 2009	March 31	June 30	Sept. 30	Dec. 31
Interest income	$26,329	$25,479	$25,381	$23,721
Interest expense	12,090	12,076	11,879	11,020
Net interest income	14,239	13,403	13,502	12,701
Provision for loan losses	1,676	5,940	6,653	6,499
Net interest income after provision for loan losses	12,563	7,463	6,849	6,202
Noninterest income	6,725	7,825	6,528	7,091
Noninterest expense1	15,112	16,163	15,299	68,567
Income (loss) before income taxes	4,176	(875)	(1,922)	(55,274)
Income tax expense (benefit)	871	(74)	(1,748)	(8,202)
Net income (loss)2	3,305	(801)	(174)	(47,072)
Dividends and accretion on preferred shares	(414)	(462)	(462)	(464)
Net income (loss) available to common shareholders	$2,891	$(1,263)	$(636)	$(47,536)
Net income (loss) per common share, basic and diluted	$.39	$(.17)	$(.09)	$(6.45)
Weighted average shares outstanding, basic and diluted	7,357	7,363	7,367	7,371

1	Noninterest expense for the quarter ended December 31, 2009 includes a one-time, non-cash goodwill impairment charge of $52,408.
2
The net loss for the quarters ended June 30, 2009 and September 30, 2009 is due mainly to an increase in the provision for loans losses which is attributable to higher levels of nonperforming assets, primarily nonaccrual loans secured by real estate developments.

22.  Goodwill and Intangible Assets

Goodwill

The change in the balance of goodwill is presented in the table below. The Company wrote off the entire amount of its previously existing goodwill amount during the fourth quarter of 2009 after determining that it was impaired.

(In thousands)	2010	2009	2008
Beginning of year	$0	$52,408	$52,408
Impairment losses		(52,408)
End of year	$0	$0	$52,408

The Company’s last goodwill impairment evaluation was performed during the fourth quarter of 2009. Goodwill impairment exists when a Company’s reporting unit’s carrying value of goodwill exceeds its fair value. The Company uses a two-step impairment test whereby Step 1 is to determine if potential impairment exists by comparing the estimated fair value of the Company’s single reporting unit to its carrying value, including goodwill. The second step of the impairment test is necessary only if the carrying value of the reporting unit exceeds its estimated fair value. Step 2 measures the amount of any impairment loss. This step compares the implied fair value of the Company’s goodwill with its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recorded in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill.

The Company’s common share price declined $14.20 or 58.1% on December 31, 2009 compared to December 31, 2008. The decrease was $8.75 or 35.8% during the first quarter before rebounding to $25.17 at the end of the second quarter, an increase of $9.50 or 60.6% for the quarter. The share price further declined to $17.88 and $10.22 at the end of the third and fourth quarters of 2009, respectively. The stock price and market capitalization of the Company as well as other peer banks and financial institutions suffered during that time as a result of continuing economic weaknesses and heightened market concern surrounding the credit risk and market capital positions of the overall financial institutions’ industry. The Company concluded during the fourth quarter of 2009 that these events would more likely than not reduce the fair value of its single reporting unit below the carrying value.

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

Acquired Intangible Assets

Acquired core deposit and customer relationship intangible assets were as follows as of December 31 for the years indicated.

	2010		2009
Amortized Intangible Assets (In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$12,765	$10,050	$12,765	$8,916
Other customer relationship intangibles	3,689	2,852	3,689	2,549
Total	$16,454	$12,902	$16,454	$11,465

Aggregate amortization expense of core deposit and customer relationship intangible assets was $1,437,000, $1,952,000, and $2,602,000 for 2010, 2009, and 2008, respectively. Estimated amortization expense for each of the next five years is as follows:

(In thousands)	Amount
2011	$1,143
2012	1,014
2013	540
2014	405
2015	450

23.  Preferred Stock and Warrant

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

24.  Subsequent Event

The Internal Revenue Code grants preferential treatment to the interest income derived from debt issued by states and political subdivisions in that it is not subject to Federal taxation. As a financial institution, the Company is not allowed a tax deduction for a pro rata portion of the interest expense incurred to purchase debt with tax-free attributes. The amount of disallowed interest expense is determined by the total amount of debt issued during the calendar year by the issuer and dependent upon the issuer being considered a qualified small issuer. Debt purchased by a financial institution that meets the requirements to be designated a “qualified tax exempt obligation” has a lower interest expense disallowance than debt that does not meet the “qualified tax exempt obligation” designation. As part of the normal due diligence for a loan with tax-free attributes, the Company relies on the attestation of the borrower, legal counsel for the borrower, and the legal counsel for the Company concerning the representations of the borrower for their debt.  During the fourth quarter of 2010 the Company became aware that the qualified status of the debt issued by a customer was being reviewed by the Internal Revenue Service (“IRS”). The customer had previously made representations that their debt was qualified.

During the first quarter of 2011 the Company became aware that this customer had received verbal notification of the IRS’s intent to issue an adverse ruling regarding the qualified status of the financing.  The Company has a potential accumulated tax liability of $402,000 at risk related to the determination for the tax years 2007 through 2010.   Under ASC 740, “Income Taxes”, the Company is required to recognize a tax position when it is more likely than not that the position would be sustained in a tax examination, with the tax examination being presumed to have occurred.  Additionally, ASC 740 indicates that a subsequent change in facts and circumstances should be recognized in the period in which the change occurs.   As such, the Company will record the accrual in the first quarter of 2011.

The original loan contract contains provisions that the customer will indemnify the Company for any penalties, taxes or interest thereon for which the Company becomes liable as a result of a determination of taxability.  The Company intends to exercise its rights under the contract; however, due to the contingent nature of the indemnification provisions, the Company will not record the effects of the indemnification until it is realized.

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

Management’s Assessment of the Company’s Internal Control over Financial Reporting.  Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Company’s management used the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

As a result of our assessment of the Company’s internal control over financial reporting, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

		Positions and	Years of Service
		Offices With	With the
Executive Officer1	Age	the Registrant	Registrant

Lloyd C. Hillard, Jr.	64	President and Chief	18*
Executive Officer, Director2

The Company has adopted a Code of Ethics that applies to the Company’s directors, officers and employees, including the Company’s chief executive officer and chief financial officer.  The Company makes available its Code of Ethics on its Internet website at www.farmerscapital.com.

Additional information required by Item 10 is hereby incorporated by reference from the Company's definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 10, 2011, which will be filed with the Commission on or about April 1, 2011, pursuant to Regulation 14A.

*	Includes years of service with the Company and its subsidiaries.
1	For Regulation O purposes, Frank W. Sower, Jr., Chairman of the Company’s board of directors, is considered an executive officer in name only.
2
Also a director of Farmers Bank, United Bank (Chairman), First Citizens Bank, Citizens Northern, FCB Services, Farmers Insurance (Chairman), Leasing One (Chairman), FFKT Insurance, EG Properties, EKT Properties, and an administrative trustee of Farmers Capital Bank Trust I, Farmers Capital Bank Trust II, and Farmers Capital Bank Trust III.

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions

Item 14.  Principal Accounting Fees and Services

The information required by Items 11 through 14 is hereby incorporated by reference from the Company's definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 10, 2011, which will be filed with the Commission on or about April 1, 2011, pursuant to Regulation 14A.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1.	Financial Statements

The following consolidated financial statements and report of independent registered accounting firm of the Company is included in Part II, Item 8 on pages 75 through 117:

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

FARMERS CAPITAL BANK CORPORATION

By:	/s/ Lloyd C. Hillard, Jr.
Lloyd C. Hillard, Jr.
President and Chief Executive Officer

Date:	March 8, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Lloyd C. Hillard, Jr.	President, Chief Executive Officer	March 8, 2011
Lloyd C. Hillard, Jr.	and Director (principal executive
officer of the Registrant)

/s/ Frank W. Sower, Jr.	Chairman	February 26, 2011
Frank W. Sower, Jr.

/s/ Ben F. Brown	Director	February 28, 2011
Ben F. Brown

/s/ Daniel M. Sullivan	Director	March 1, 2011
Daniel M. Sullivan

/s/ R. Terry Bennett	Director	February 26, 2011
R. Terry Bennett

/s/ Shelley S. Sweeney	Director	February 27, 2011
Shelley S. Sweeney

/s/ David R. O’Bryan	Director	February 28, 2011
David R. O’Bryan

/s/ William C. Nash	Director	February 26, 2011
Dr. William C. Nash

/s/ J. D. Sutterlin	Director	February 25, 2011
Dr. John D. Sutterlin

/s/ Marvin E. Strong, Jr.	Director	February 28, 2011
Marvin E. Strong, Jr.

/s/ J. Barry Banker	Director	February 28, 2011
J. Barry Banker

/s/ Michael J. Crawford	Director	February 28, 2011
Michael J. Crawford

/s/ Doug Carpenter	Executive Vice President, Secretary	March 8, 2011
C. Douglas Carpenter	and Chief Financial Officer
(principal financial and accounting officer)

INDEX OF EXHIBITS

Exhibit		Page

21	Subsidiaries of the Registrant	124

23	Consent of Independent Registered Public Accounting Firm	125

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	126

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	127

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	128

99.1	Annual Certification of Chief Executive Officer Pursuant to 31 C.F.R. 30.15	129

99.2	Annual Certification of Chief Financial Officer Pursuant to 31 C.F.R. 30.15	131