Form 10-Q
period 2011-03-31
FARMERS CAPITAL BANK CORP
filed 2011-05-06
CIK 713095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 OR 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $0.125 per share
7,419,756 shares outstanding at May 5, 2011

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Unaudited Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in thousands, except per share data)	2011	2010
Assets
Cash and cash equivalents:
Cash and due from banks	$26,488	$24,268
Interest bearing deposits in other banks	139,505	139,902
Federal funds sold and securities purchased under agreements to resell	18,194	17,886
Total cash and cash equivalents	184,187	182,056
Investment securities:
Available for sale, amortized cost of $512,845 (2011) and $440,580 (2010)	515,523	444,182
Held to maturity, fair value of $871 (2011) and $844 (2010)	930	930
Total investment securities	516,453	445,112
Loans, net of unearned income	1,151,467	1,192,840
Allowance for loan losses	(29,022)	(28,784)
Loans, net	1,122,445	1,164,056
Premises and equipment, net	39,133	39,612
Company-owned life insurance	26,778	28,791
Other intangibles, net	3,266	3,552
Other real estate owned	34,371	30,545
Other assets	41,055	41,969
Total assets	$1,967,688	$1,935,693
Liabilities
Deposits:
Noninterest bearing	$216,061	$206,887
Interest bearing	1,257,196	1,256,685
Total deposits	1,473,257	1,463,572
Term federal funds purchased and other short-term borrowings	72,810	47,409
Securities sold under agreements to repurchase and other long-term borrowings	201,068	203,239
Subordinated notes payable to unconsolidated trusts	48,970	48,970
Dividends payable	188	188
Other liabilities	21,321	22,419
Total liabilities	1,817,614	1,785,797
Shareholders’ Equity
Preferred stock, no par value 1,000,000 shares authorized; 30,000 Series A shares issued and outstanding at March 31, 2011 and December 31, 2010; Liquidation preference of $30,000	28,816	28,719
Common stock, par value $.125 per share 14,608,000 shares authorized; 7,419,756 and 7,411,676 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	927	926
Capital surplus	50,725	50,675
Retained earnings	69,251	68,678
Accumulated other comprehensive income	355	898
Total shareholders’ equity	150,074	149,896
Total liabilities and shareholders’ equity	$1,967,688	$1,935,693
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Income

	Three Months Ended
	March 31,
(In thousands, except per share data)	2011	2010
Interest Income
Interest and fees on loans	$16,180	$17,742
Interest on investment securities:
Taxable	3,370	4,699
Nontaxable	533	857
Interest on deposits in other banks	83	82
Interest on federal funds sold and securities purchased under agreements to resell	2	2
Total interest income	20,168	23,382
Interest Expense
Interest on deposits	3,947	6,702
Interest on federal funds purchased and other short-term borrowings	62	92
Interest on securities sold under agreements to repurchase and other long-term borrowings	1,998	2,637
Interest on subordinated notes payable to unconsolidated trusts	505	501
Total interest expense	6,512	9,932
Net interest income	13,656	13,450
Provision for loan losses	2,441	1,926
Net interest income after provision for loan losses	11,215	11,524
Noninterest Income
Service charges and fees on deposits	2,053	2,144
Allotment processing fees	1,329	1,368
Other service charges, commissions, and fees	1,029	1,121
Data processing income	264	347
Trust income	427	428
Investment securities gains, net	410	1,612
Gains on sale of mortgage loans, net	141	121
Income from company-owned life insurance	235	293
Other	5	56
Total noninterest income	5,893	7,490
Noninterest Expense
Salaries and employee benefits	6,765	7,096
Occupancy expenses, net	1,232	1,279
Equipment expenses	610	661
Data processing and communication expenses	1,228	1,443
Bank franchise tax	631	617
Deposit insurance expense	889	1,106
Correspondent bank fees	121	193
Amortization of intangibles	286	359
Other real estate expenses, net	680	1,672
Deposit fraud loss	700
Other	2,140	2,071
Total noninterest expense	15,282	16,497
Income before income taxes	1,826	2,517
Income tax expense	781	572
Net income	1,045	1,945
Dividends and accretion on preferred shares	(472)	(466)
Net income available to common shareholders	$573	$1,479
Per Common Share
Net income, basic and diluted	$.08	$.20
Cash dividends declared	N/A	N/A
Weighted Average Shares Common Outstanding
Basic and diluted	7,412	7,379
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
(In thousands)	2011	2010
Net Income	$1,045	$1,945
Other comprehensive income:
Net unrealized holding gain on available for sale securities arising during the period on securities held at end of period, net of tax of $24 and $602, respectively	45	1,118

Reclassification adjustment for prior period unrealized gain previously reported in other comprehensive income recognized during current period, net of tax of $348 and $458, respectively	(646)	(850)

Change in unfunded portion of postretirement benefit obligation, net of tax of $32 and $32, respectively	58	59
Other comprehensive (loss) income	(543)	327
Comprehensive Income	$502	$2,272
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Cash Flows

Three months ended March 31, (In thousands)	2011	2010
Cash Flows from Operating Activities
Net income	$1,045	$1,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,237	1,319
Net premium amortization of available for sale investment securities	828	364
Provision for loan losses	2,441	1,926
Noncash compensation expense	17	15
Mortgage loans originated for sale	(5,621)	(5,473)
Proceeds from sale of mortgage loans	7,027	6,417
Deferred income tax expense	2,063	1,724
Gain on sale of mortgage loans, net	(141)	(121)
Gain on disposal of premises and equipment, net		(24)
Net loss on sale and write downs of repossessed real estate	396	1,388
Net gain on sale of available for sale investment securities	(410)	(1,612)
Decrease in accrued interest receivable	405	463
Income from company-owned life insurance	(235)	(279)
Increase in other assets	(1,298)	(854)
Decrease in accrued interest payable	(133)	(401)
(Decrease) increase in other liabilities	(875)	(1,256)
Net cash provided by operating activities	6,746	5,541
Cash Flows from Investing Activities
Proceeds from maturities and calls of available for sale investment securities	22,052	53,375
Proceeds from sale of available for sale investment securities	25,606	62,212
Purchase of available for sale investment securities	(120,341)	(124,136)
Purchase of restricted stock investments		(331)
Net principal collected in excess of loans originated for investment	32,379	10,242
Proceeds from surrender of company-owned life insurance	2,248	8,567
Purchase of premises and equipment	(436)	(413)
Proceeds from sale of repossessed assets	1,303	6,761
Proceeds from sale of equipment		24
Net cash (used in) provided by investing activities	(37,189)	16,301
Cash Flows from Financing Activities
Net increase (decrease) in deposits	9,685	(8,997)
Net increase (decrease) in federal funds purchased and other short-term borrowings	25,401	(8,618)
Repayments of securities sold under agreements to repurchase and other long-term debt	(2,171)	(5,175)
Dividends paid, common and preferred	(375)	(1,112)
Shares issued under employee stock purchase plan	34	42
Net cash provided by (used in) financing activities	32,574	(23,860)
Net increase (decrease) in cash and cash equivalents	2,131	(2,018)
Cash and cash equivalents at beginning of year	182,056	218,336
Cash and cash equivalents at end of period	$184,187	$216,318
Supplemental Disclosures
Cash paid during the period for:
Interest	$6,645	$10,333
Income taxes	750	89
Transfers from loans to other real estate	5,525	3,803
Cash dividends payable, preferred	188	188
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except per share data)						Accumulated
						Other	Total
Three months ended	Preferred	Common Stock		Capital	Retained	Comprehensive	Shareholders’
March 31, 2011 and 2010	Stock	Shares	Amount	Surplus	Earnings	Income	Equity
Balance at January 1, 2011	$28,719	7,412	$926	$50,675	$68,678	$898	$149,896
Net income					1,045		1,045
Other comprehensive loss						(543)	(543)
Preferred stock dividends, $12.50 per share					(375)		(375)
Preferred stock discount accretion	97				(97)
Shares issued pursuant to employee stock purchase plan		8	1	33			34
Noncash compensation expense attributed to employee stock purchase plan				17			17
Balance at March 31, 2011	$28,816	7,420	$927	$50,725	$69,251	$355	$150,074

Balance at January 1, 2010	$28,348	7,379	$922	$50,476	$63,617	$3,864	$147,227
Net income					1,945		1,945
Other comprehensive income						327	327
Preferred stock dividends, $12. 50 per share					(375)		(375)
Preferred stock discount accretion	91				(91)
Shares issued pursuant to employee stock purchase plan		5	1	41			42
Noncash compensation expense attributed to employee stock purchase plan				15			15
Balance at March 31, 2010	$28,439	7,384	$923	$50,532	$65,096	$4,191	$149,181
See accompanying notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation and Nature of Operations

The consolidated financial statements include the accounts of Farmers Capital Bank Corporation (the “Company” or “Parent Company”), a bank holding company, and its bank and nonbank subsidiaries. Bank subsidiaries include Farmers Bank & Capital Trust Company (“Farmers Bank”) in Frankfort, KY and its significant wholly-owned subsidiaries Leasing One Corporation (“Leasing One”), Farmers Capital Insurance Corporation (“Farmers Insurance”), and EG Properties, Inc. (“EG Properties”). Leasing One is a commercial leasing company in Frankfort, KY, Farmers Insurance is an insurance agency in Frankfort, KY, and EG Properties is involved in real estate management and liquidation for certain repossessed properties of Farmers Bank; First Citizens Bank in Elizabethtown, KY; United Bank & Trust Company (“United Bank”) in Versailles, KY and its wholly-owned subsidiary EGT Properties, Inc. EGT Properties is involved in real estate management and liquidation for certain repossessed properties of United Bank; and Citizens Bank of Northern Kentucky, Inc. in Newport, KY (“Citizens Northern”) and its wholly-owned subsidiary ENKY Properties, Inc. ENKY Properties is involved in real estate management and liquidation for certain repossessed properties of Citizens Northern.

The Company has three active nonbank subsidiaries, FCB Services, Inc. (“FCB Services”), FFKT Insurance Services, Inc. (“FFKT Insurance”), and EKT Properties, Inc. (“EKT”). FCB Services is a data processing subsidiary located in Frankfort, KY that provides services to the Company’s banks as well as unaffiliated entities. FFKT Insurance is a captive property and casualty insurance company insuring primarily deductible exposures and uncovered liability related to properties of the Company. EKT was created to manage and liquidate certain real estate properties repossessed by the Company. In addition, the Company has three subsidiaries organized as Delaware statutory trusts that are not consolidated into its financial statements. These trusts were formed for the purpose of issuing trust preferred securities.

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

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit.  The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany transactions and balances are eliminated in consolidation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

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

Net income per common share computations were as follows at March 31, 2011 and 2010.

	Three Months Ended March 31,
(In thousands, except per share data)	2011	2010

Net income, basic and diluted	$1,045	$1,945
Preferred stock dividends and discount accretion	(472)	(466)
Net income available to common shareholders, basic and diluted	$573	$1,479

Average common shares issued and outstanding, basic and diluted	7,412	7,379

Net income per common share, basic and diluted	$.08	$.20

Options to purchase 24,049 and 28,049 shares of common stock at March 31, 2011 and 2010, respectively, were excluded from the computation of net income per common share because they were antidilutive. There were 223,992 potential common shares associated with a warrant issued to the U.S. Treasury that were excluded from the computation of earnings per common share at March 31, 2011 and 2010 because they were antidilutive.

4.           Fair Value Measurements

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

Available for sale investment securities are the Company’s only balance sheet item that meets the disclosure requirements for instruments measured at fair value on a recurring basis. Disclosures as of March 31, 2011 and December 31, 2010 are as follows:

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2011
U.S. Treasury securities	$49	$49
Obligations of U.S. government-sponsored entities	96,490		$96,490
Obligations of states and political subdivisions	66,871		66,871
Mortgage-backed securities – residential	343,410		343,410
Mortgage-backed securities – commercial	508		508
Money market mutual funds	471	471
Corporate debt securities	7,349		7,349
Equity securities	375	375
Total	$515,523	$895	$514,628	$ 0

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2010
U.S. Treasury securities	$1,044	$1,044
Obligations of U.S. government-sponsored entities	41,613		$41,613
Obligations of states and political subdivisions	74,799		74,799
Mortgage-backed securities – residential	319,930		319,930
Money market mutual funds	145	145
Corporate debt securities	6,606		6,606
Equity securities	45	45
Total	$444,182	$1,234	$442,948	$ 0

The Company is required to measure and disclose certain other assets and liabilities at fair value on a nonrecurring basis to comply with U.S. GAAP. The Company’s disclosure about assets and liabilities measured at fair value on a nonrecurring basis consists of impaired loans and other real estate owned (“OREO”).

Impaired loans were $164 million and $130 million at March 31, 2011 and year-end 2010, respectively. The amount of impaired loans at March 31, 2011 includes $15.2 million that were adjusted downward to their estimated fair value of $14.1 million during the current quarter, resulting in an impairment charge of $1.1 million recorded through the provision for loan losses and the allowance for loan losses. Impaired loans at March 31, 2010 include $16.8 million that were adjusted downward to their estimated fair value of $16.0 million during the first quarter a year ago, resulting in an impairment charge of $810 thousand included recorded through the provision for loan losses and allowance for loan losses. The fair value of impaired loans with specific allocations of the allowance for loan losses is measured based on recent appraisals of the underlying collateral. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraisers take absorption rates into consideration and adjustments are routinely made in the appraisal process to identify differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

OREO includes properties acquired by the Company through actual loan foreclosures and is carried at fair value less estimated costs to sell. Fair value of OREO is generally based on third party appraisals of the property that includes comparable sales data and is considered as Level 3 inputs. If the carrying amount of the OREO exceeds fair value less estimated costs to sell, an impairment loss is recorded through expense. At March 31, 2011 and December 31, 2010 OREO was $34.4 million and $30.5 million, respectively. OREO at March 31, 2011 includes $3.1 million that was written down to its estimated fair value of $2.9 million in the current quarter, resulting in an impairment charge of $229 thousand included in earnings. OREO at March 31, 2010 includes $5.9 million that was written down to its estimated fair value of $5.0 million in the first quarter a year ago, resulting in an impairment charge of $943 thousand. In addition to the impairment charges, net losses included in earnings from the sale of OREO were $170 thousand and $439 thousand for the first quarter of 2011 and 2010, respectively.

The following tables represent the carrying amount of assets measured at fair value on a nonrecurring basis and still held for the dates indicated. Impaired loan amounts in the tables below exclude restructured loans since they are measured based on present value techniques, which are outside the scope of the fair value reporting framework.

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2011
Impaired Loans
Real estate-construction and land development	$7,939			$7,939
Real estate mortgage-residential	9,610			9,610
Real estate mortgage-farmland and other commercial enterprises	17,126			17,126
Commercial and industrial	139			139
Consumer-secured	167			167
Total-Impaired Loans	$34,981			$34,981

OREO
Real estate-construction and land development	$1,452			$1,452
Real estate mortgage-residential	318			318
Real estate mortgage-farmland and other commercial enterprises	1,082			1,082
Total-OREO	$2,852			$2,852

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2010
Impaired Loans
Real estate-construction and land development	$12,573			$12,573
Real estate mortgage-residential	10,376			10,376
Real estate mortgage-farmland and other commercial enterprises	9,331			9,331
Commercial and industrial	133			133
Consumer-secured	38			38
Total-Impaired Loans	$32,451			$32,451

OREO
Real estate-construction and land development	$12,381			$12,381
Real estate mortgage-residential	630			630
Real estate mortgage-farmland and other commercial enterprises	2,810			2,810
Total-OREO	$15,821			$15,821

The following table represents impairment charges recorded in earnings for the periods indicated on assets measured at fair value on a nonrecurring basis.

(In thousands)
Three months ended	March 31, 2011	March 31, 2010
Impairment charges:
Impaired Loans	$1,134	$810
OREO	229	943
Total	$1,363	$1,753

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows for the periods indicated.

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$184,187	$184,187	$182,056	$182,056
Investment securities:
Available for sale	515,523	515,523	444,182	444,182
Held to maturity	930	871	930	844
FHLB and similar stock	9,516	N/A	9,515	N/A
Loans, net	1,122,445	1,115,798	1,164,056	1,157,606
Accrued interest receivable	6,853	6,853	7,258	7,258

Liabilities
Deposits	1,473,257	1,479,395	1,463,572	1,470,277
Federal funds purchased and other short-term borrowings	72,810	72,810	47,409	47,409
Securities sold under agreements to repurchase and other long-term borrowings	201,068	215,519	203,239	219,709
Subordinated notes payable to unconsolidated trusts	48,970	27,871	48,970	27,234
Accrued interest payable	2,678	2,678	2,811	2,811

5.           Investment Securities

The following tables summarize the amortized costs and estimated fair value of the securities portfolio at March 31, 2011 and December 31, 2010. The summary is divided into available for sale and held to maturity investment securities.

	Amortized	Gross	Gross	Estimated
March 31, 2011 (In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$97,279	$34	$823	$96,490
Obligations of states and political subdivisions	66,702	936	767	66,871
Mortgage-backed securities – residential	339,627	6,631	2,848	343,410
Mortgage-backed securities – commercial	494	14		508
U.S. Treasury securities	49			49
Money market mutual funds	471			471
Corporate debt securities	7,848		499	7,349
Equity securities	375			375
Total securities – available for sale	$512,845	$7,615	$4,937	$515,523
Held To Maturity
Obligations of states and political subdivisions	$930	$0	$59	$871

	Amortized	Gross	Gross	Estimated
December 31, 2010 (In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$42,103	$58	$548	$41,613
Obligations of states and political subdivisions	75,004	923	1,128	74,799
Mortgage-backed securities – residential	314,799	7,527	2,396	319,930
U.S. Treasury securities	1,043	1		1,044
Money market mutual funds	145			145
Corporate debt securities	7,441		835	6,606
Equity securities	45			45
Total securities – available for sale	$440,580	$8,509	$4,907	$444,182
Held To Maturity
Obligations of states and political subdivisions	$930	$0	$86	$844

The amortized cost and estimated fair value of the securities portfolio at March 31, 2011, by contractual maturity, are detailed below. The summary is divided into available for sale and held to maturity securities. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are stated separately due to the nature of payment and prepayment characteristics of these securities, as principal is not due at a single date.

	Available For Sale		Held To Maturity
	Amortized	Estimated	Amortized	Estimated
March 31, 2011 (In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$5,269	$5,293
Due after one year through five years	90,430	90,293
Due after five years through ten years	55,967	55,565
Due after ten years	20,683	20,079	$930	$871
Mortgage-backed securities	340,121	343,918
Total	$512,470	$515,148	$930	$871

Gross realized gains and losses on the sale of available for sale investment securities were as follows:

	Three Months Ended
	March 31,
(In thousands)	2011	2010

Gross realized gains	$413	$1,612
Gross realized losses	3
Net realized gains	$410	$1,612
Income tax provision related to net realized gains	$144	$564

Proceeds from sales and calls of available for sale investment securities	$44,333	$96,281

Investment securities with unrealized losses at March 31, 2011 and December 31, 2010 not recognized in income are presented in the tables below. The tables segregate investment securities that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or more. The tables also include the fair value of the related securities.

	Less than 12 Months		12 Months or More		Total
March 31, 2011 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$69,250	$823			$69,250	$823
Obligations of states and political subdivisions	24,160	667	$5,760	$159	29,920	826
Mortgage-backed securities – residential	186,779	2,848			186,779	2,848
Corporate debt securities			5,330	499	5,330	499
Total	$280,189	$4,338	$11,090	$658	$291,279	$4,996

	Less than 12 Months		12 Months or More		Total
December 31, 2010 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$32,000	$548			$32,000	$548
Obligations of states and political subdivisions	22,517	1,028	$5,733	$186	28,250	1,214
Mortgage-backed securities – residential	165,426	2,396			165,426	2,396
Corporate debt securities			4,989	835	4,989	835
Total	$219,943	$3,972	$10,722	$1,021	$230,665	$4,993

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

At March 31, 2011, the Company’s investment securities portfolio had gross unrealized losses of $5.0 million, unchanged from year-end 2010. Of the total gross unrealized losses at March 31, 2011, $658 thousand relates to investments that have been in a continuous loss position for 12 months or more. Unrealized losses on corporate debt securities make up $499 thousand of the total unrealized loss on investment securities in a continuous loss position of 12 months or more. This represents an improvement of $336 thousand or 40.2% from year-end 2010.

Corporate debt securities in the Company’s investment securities portfolio at March 31, 2011 consist primarily of single-issuer trust preferred capital securities issued by a national and global financial services firm. Each of these securities is currently performing and the issuer of these securities continues to be rated as investment grade by major rating agencies. The unrealized loss on corporate debt securities is primarily attributed to the general decline in financial markets and illiquidity events that began in 2008 and is not due to adverse changes in the expected cash flows of the individual securities. Overall market declines, particularly of banking and financial institutions, are a result of significant stress throughout the regional and national economy that began during 2008 that, while beginning to improve, has not fully stabilized.

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

Investment securities with unrealized losses at March 31, 2011 are performing according to their contractual terms. The Company does not have the intent to sell these securities and likely will not be required to sell these securities before their anticipated recovery. The Company does not consider any of the securities to be impaired due to reasons of credit quality or other factors.

6. Loans and Allowance for Loan Losses

Major classifications of loans outstanding are summarized as follows:

	March 31, 2011	December 31, 2010
(Dollars in thousands)	Amount	Amount

Real Estate:
Real estate – construction and land development	$148,998	$154,208
Real estate – residential	456,020	469,273
Real estate mortgage – farmland and other commercial enterprises	405,309	416,904
Commercial:
Commercial and industrial	55,263	57,029
States and political subdivisions	25,341	26,302
Lease financing	13,685	16,187
Other	21,807	25,628
Consumer:
Secured	19,724	22,607
Unsecured	6,267	5,925
Total loans	1,152,414	1,194,063
Less unearned income	(947)	(1,223)
Total loans, net of unearned income	$1,151,467	$1,192,840

Activity in the allowance for loan losses was as follows for the periods indicated.

Three months ended March 31, 2011 (Dollars in thousands)	Real Estate	Commercial	Consumer	Total

Balance, beginning of period	$24,527	$3,260	$997	$28,784
Provision for loan losses	2,187	227	27	2,441
Recoveries	68	39	59	166
Loans charged off	(2,173)	(72)	(124)	(2,369)
Balance, end of period	$24,609	$3,454	$959	$29,022

Three months ended March 31, (Dollars in thousands)	2010

Balance, beginning of period	$23,364
Provision for loan losses	1,926
Recoveries	159
Loans charged off	(1,755)
Balance, end of period	$23,694

Individually impaired loans were as follows for the dates indicated.

(In thousands)	March 31, 2011	December 31, 2010
Loans with no allocated allowance for loan losses	$89,981	$58,235
Loans with allocated allowance for loan losses	74,346	71,785
Total	$164,327	$130,020

Amount of the allowance for loan losses allocated	$6,466	$6,033

(In thousands)	March 31, 2011
Average of individually impaired loans:
Real Estate
Real estate – construction and land development	$57,996
Real estate mortgage – residential	31,097
Real estate mortgage – farmland and other commercial enterprises	73,105
Commercial
Commercial and industrial	4,314
Consumer
Secured	203
Total average of impaired loans	$166,715

Interest income recognized during impairment:
Real Estate
Real estate – construction and land development	$341
Real estate mortgage – residential	351
Real estate mortgage – farmland and other commercial enterprises	1,107
Commercial
Commercial and industrial	50
Consumer
Secured	3
Total interest income recognized during impairment	$1,852

Cash-basis interest income recognized:
Real Estate
Real estate – construction and land development	$229
Real estate mortgage – residential	353
Real estate mortgage – farmland and other commercial enterprises	657
Commercial
Commercial and industrial	50
Consumer
Secured	2
Total cash-basis interest income recognized	$1,291

For the year ended December 31, 2010, the average of individually impaired loans was $120 million. Interest income recognized on impaired loans for 2010 was $4.0 million and cash-basis interest income recognized was $3.9 million. Amounts for 2010 do not include the same level of detail as presented in the table above since expanded disclosure requirements did not take effect until 2011.

The following table presents individually impaired loans by class of loans for the dates indicated.

March 31, 2011 (In thousands)	Recorded Investment	Unpaid Principal Balance	Allowance for Loan Losses Allocated
Impaired loans with no related allowance recorded:
Real Estate
Real estate – construction and land development	$27,822	$27,777
Real estate mortgage – residential	12,479	12,439
Real estate mortgage – farmland and other commercial enterprises	45,856	45,537
Commercial
Commercial and industrial	4,230	4,228
Total	$90,387	$89,981

Impaired loans with an allowance recorded:
Real Estate
Real estate – construction and land development	$28,118	$28,068	$2,738
Real estate mortgage – residential	23,676	23,545	2,299
Real estate mortgage – farmland and other commercial enterprises	22,189	22,095	1,098
Commercial
Commercial and industrial	438	436	297
Consumer
Secured	203	202	34
Total	$74,624	$74,346	$6,466

December 31, 2010 (In thousands)	Recorded Investment	Unpaid Principal Balance	Allowance for Loan Losses Allocated
Impaired loans with no related allowance recorded:
Real Estate
Real estate – construction and land development	$27,350	$27,298
Real estate mortgage – residential	13,103	13,059
Real estate mortgage – farmland and other commercial enterprises	17,895	17,864
Commercial
Commercial and industrial	14	14
Total	$58,362	$58,235

Impaired loans with an allowance recorded:
Real Estate
Real estate – construction and land development	$31,529	$31,452	$2,793
Real estate mortgage – residential	20,147	19,986	2,051
Real estate mortgage – farmland and other commercial enterprises	19,897	19,810	824
Commercial
Commercial and industrial	447	444	310
Consumer
Secured	93	93	55
Total	$72,113	$71,785	$6,033

The recorded investment column in the tables above excludes immaterial amounts attributed to net deferred loan costs.

The following tables present the balance of the allowance for loan losses and the recorded investment in loans by portfolio segment based on the impairment method as of March 31, 2011 and December 31, 2010.

March 31, 2011 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$6,135	$297	$34	$6,466
Collectively evaluated for impairment	18,753	2,917	886	22,556
Total ending allowance balance	$24,888	$3,214	$920	$29,022

Loans
Loans individually evaluated for impairment	$159,461	$4,664	$202	$164,327
Loans collectively evaluated for impairment	850,866	110,485	25,789	987,140
Total ending loan balance, net of unearned income	$1,010,327	$115,149	$25,991	$1,151,467

December 31, 2010 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$5,668	$310	$55	$6,033
Collectively evaluated for impairment	18,859	2,950	942	22,751
Total ending allowance balance	$24,527	$3,260	$997	$28,784

Loans
Loans individually evaluated for impairment	$129,469	$458	$93	$130,020
Loans collectively evaluated for impairment	910,916	123,465	28,439	1,062,820
Total ending loan balance, net of unearned income	$1,040,385	$123,923	$28,532	$1,192,840

Loans in the tables above exclude immaterial amounts attributed to accrued interest receivable.

The following tables present the recorded investment in nonperforming loans by class of loans as of March 31, 2011 and December 31, 2010.

March 31, 2011 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate:
Real estate – construction and land development	$33,054	$19,339
Real estate mortgage – residential	11,657	8,301	$28
Real estate mortgage – farmland and other commercial enterprises	11,980	9,106
Commercial:
Commercial and industrial	522
Lease financing	143		13
Other	64
Consumer:
Secured	48
Unsecured	5		4
Total	$57,473	$36,746	$45

December 31, 2010 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate:
Real estate – construction and land development	$35,893	$16,793
Real estate mortgage – residential	10,728	9,147	$28
Real estate mortgage – farmland and other commercial enterprises	6,528	11,038
Commercial:
Commercial and industrial	627
Lease financing	50		9
Other	31
Consumer:
Secured	109
Unsecured	5		5
Total	$53,971	$36,978	$42

The tables above exclude immaterial amounts attributed to net deferred loan costs and accrued interest receivable.

The Company has allocated $3,846,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2011.  The Company has committed to lend additional amounts totaling up to $33,000 to customers with outstanding loans that are classified as troubled debt restructurings.

The tables below present an age analysis of past due loans 30 days or more by class of loans as of March 31, 2011 and December 31, 2010. Past due loans that are also classified as nonaccrual are included in their respective past due category.

March 31, 2011 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate:
Real estate – construction and land development	$734	$19,571	$20,305	$128,693	$148,998
Real estate mortgage – residential	4,803	6,290	11,093	444,927	456,020
Real estate mortgage – farmland and other commercial enterprises	9,111	10,452	19,563	385,746	405,309
Commercial:
Commercial and industrial	177	350	527	54,736	55,263
States and political subdivisions				25,341	25,341
Lease financing, net	163	155	318	12,420	12,738
Other	37	64	101	21,706	21,807
Consumer:
Secured	207	12	219	19,505	19,724
Unsecured	22		22	6,245	6,267
Total	$15,254	$36,894	$52,148	$1,099,319	$1,151,467

December 31, 2010 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate:
Real estate – construction and land development	$394	$23,418	$23,812	$130,396	$154,208
Real estate mortgage – residential	5,187	7,167	12,354	456,919	469,273
Real estate mortgage – farmland and other commercial enterprises	1,595	6,266	7,861	409,043	416,904
Commercial:
Commercial and industrial	194	538	732	56,297	57,029
States and political subdivisions				26,302	26,302
Lease financing, net	276	59	335	14,629	14,964
Other	114	3	117	25,511	25,628
Consumer:
Secured	145	102	247	22,360	22,607
Unsecured	69	12	81	5,844	5,925
Total	$7,974	$37,565	$45,539	$1,147,301	$1,192,840

The tables above exclude immaterial amounts attributed to net deferred loan costs and accrued interest receivable.

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

Special Mention. Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the borrower’s repayment ability, weaken the collateral or inadequately protect the Company’s credit position at some future date. These credits pose elevated risk, but their weaknesses do not yet justify a substandard classification.

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

Loans not meeting the criteria above which are analyzed individually as part of the above described process are considered to be pass rated loans.  Based on the most recent analysis performed, the risk category of loans by class of loans is as follows for the dates indicated.

	Real Estate			Commercial
March 31, 2011 (In thousands)	Real Estate-Construction and Land Development	Real Estate Mortgage-Residential	Real Estate Mortgage-Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Lease Financing	Other
Credit risk profile by internally assigned rating grades:
Pass	$79,522	$393,665	$312,534	$48,263	$25,341	$12,060	$20,712
Special Mention	7,873	21,295	18,200	1,248			1,031
Substandard	55,120	36,412	69,110	5,574		678	64
Doubtful	6,483	4,648	5,465	178
Total	$148,998	$456,020	$405,309	$55,263	$25,341	$12,738	$21,807

	Real Estate			Commercial
December 31, 2010 (In thousands)	Real Estate-Construction and Land Development	Real Estate Mortgage-Residential	Real Estate Mortgage-Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Lease Financing	Other
Credit risk profile by internally assigned rating grades:
Pass	$79,535	$407,317	$341,684	$52,961	$26,302	$14,905	$24,360
Special Mention	14,180	18,858	31,747	2,531			1,199
Substandard	57,477	41,704	37,938	1,255		59	69
Doubtful	3,016	1,394	5,535	282
Total	$154,208	$469,273	$416,904	$57,029	$26,302	$14,964	$25,628

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the consumer loans outstanding based on payment activity as of March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
	Consumer		Consumer
(In thousands)	Secured	Unsecured	Secured	Unsecured
Credit risk profile based on payment activity:
Performing	$19,683	$6,251	$22,498	$5,915
Nonperforming	41	16	109	10
Total	$19,724	$6,267	$22,607	$5,925

Each of the two preceding tables exclude immaterial amounts attributed to accrued interest receivable.

7.  Other Real Estate Owned

OREO was as follows as of the date indicated:

(In thousands)	March 31, 2011	December 31, 2010
Construction and land development	$19,916	$18,016
Residential real estate	5,452	3,203
Farmland and other commercial enterprises	9,003	9,326
Total	$34,371	$30,545

OREO activity for the three months ended March 31, 2011 and 2010 was as follows:

Three months ended March 31, (In thousands)	2011	2010
Beginning balance	$30,545	$31,232
Transfers from loans	5,525	3,803
Proceeds from sales	(1,303)	(6,761)
Loss on sales	(170)	(439)
Write downs and other decreases, net	(226)	(1,149)
Ending balance	$34,371	$26,686

8. Regulatory Matters

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

The regulatory ratios of the consolidated Company and its subsidiary banks were as follows for the dates indicated.

	March 31, 2011			December 31, 2010
	Tier 1 Risk-based Capital1	Total Risk-based Capital1	Tier 1 Leverage2	Tier 1 Risk-based Capital1	Total Risk-based Capital1	Tier 1 Leverage2
Consolidated	15.72%	16.98%	9.65%	15.35%	16.61%	9.39%
Farmers Bank	15.34	16.61	8.56	15.59	16.86	8.55
First Citizens Bank	13.81	14.59	8.90	12.76	13.50	8.46
United Bank	13.28	14.55	8.50	12.91	14.18	8.24
Citizens Northern	11.69	12.95	8.48	11.42	12.68	8.04

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

Summary of Regulatory Agreements

Below is a summary of the regulatory agreements that the Parent Company and three of its subsidiary banks have entered into with their primary regulators. For a more complete discussion and additional information regarding these regulatory actions, please refer to the section captioned “Capital Resources” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Result of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Parent Company

Primarily due to the regulatory actions and capital requirements at three of the Company’s subsidiary banks (as discussed below), the Federal Reserve Bank of St. Louis (“FRB St. Louis”) and Kentucky Department of Financial Institutions (“KDFI”) have entered into a Memorandum of Understanding (“Memorandum”) with the Company.  Pursuant to the Memorandum, the Company agreed that it would develop an acceptable capital plan to ensure that the consolidated organization remains well-capitalized and each of its subsidiary banks meet the capital requirements imposed by their regulator as summarized below.

The Company also agreed to reduce its common stock dividend from $.25 per share down to $.10 per share during the fourth quarter of 2009 and to not make interest payments on the Company’s trust preferred securities or dividends on its common or preferred stock without prior approval from FRB St. Louis and KDFI.  Representatives of the FRB St. Louis and KDFI have indicated that any such approval for the payment of dividends will be predicated on a demonstration of adequate, normalized earnings on the part of the Company’s subsidiaries sufficient to support quarterly payments on the Company’s trust preferred securities and quarterly dividends on the Company’s common and preferred stock.  While both regulatory agencies have granted approval of all subsequent quarterly Company requests to make interest payments on its trust preferred securities and dividends on its preferred stock, the Company has not (based on the assessment by Company management of both the Company’s capital position and the earnings of its subsidiaries) sought regulatory approval for the payment of common stock dividends since the fourth quarter of 2009.  Moreover, the Company will not pay any such dividends on its common stock in any subsequent quarter until the regulator’s assessment of the earnings of the Company’s subsidiaries, and the Company’s assessment of its capital position, both yield the conclusion that the payment of a Company common stock dividend is warranted.

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

Farmers Bank

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

At June 30, 2010, Farmers Bank had a Tier 1 Leverage ratio of 7.98% and a Total Risk-based Capital ratio of 15.78%. Subsequent to June 30, 2010, the Parent Company injected into Farmers Bank an additional $200 thousand in capital in order to raise its Tier 1 Leverage ratio to 8.0% to comply with the Memorandum. At March 31, 2011 Farmers Bank had a Tier 1 Leverage ratio of 8.56% and a Total Risk-based Capital ratio of 16.61%.

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

United Bank

As a result of an examination conducted in late July and early August of 2009, the Federal Deposit Insurance Corporation (“FDIC”) proposed United Bank enter into a Cease and Desist Order (“Order”) primarily as a result of its level of nonperforming assets.  The Order requires United Bank to obtain written consent prior to declaring or paying the Parent Company a cash dividend and achieve and maintain a Tier 1 Leverage ratio of 8.0% by June 30, 2010 and a Total Risk-based Capital ratio of 12% immediately.   Subsequent to the Order, the Parent Company injected $10.5 million from its reserves into United Bank. In April 2010, the Parent Company injected an additional $1.9 million of capital into United Bank to bring its Tier 1 Leverage ratio up to the minimum 7.75% as of March 31, 2010 as required by the Order.  At June 30, 2010, United Bank had a Tier 1 Leverage ratio of 8.06% and a Total Risk-based Capital ratio of 14.12%. At March 31, 2011, United Bank had a Tier 1 Leverage ratio of 8.50% and a Total Risk-based Capital ratio of 14.55%.

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

Citizens Northern

Citizens Northern was the subject of a regularly scheduled examination by the KDFI which was completed in late May 2010.  As a result of this examination, the KDFI and the FDIC on September 8, 2010 entered into a Memorandum with Citizens Northern.  The Memorandum requires that Citizens Northern obtain written consent prior to declaring or paying a dividend and to increase Tier 1 Leverage ratio to equal or exceed 7.5% prior to September 30, 2010 and to achieve and maintain Tier 1 Leverage ratio to equal or exceed 8.0% prior to December 31, 2010.  In December 2010, the Parent Company injected $250 thousand of capital into Citizens Northern to bring its Tier 1 Leverage ratio up to 8.04% as of year-end 2010.  At March 31, 2011, Citizens Northern had a Tier 1 Leverage ratio of 8.48% and a Total Risk-based Capital ratio of 12.95%.

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

At the Parent Company and at each of its bank subsidiaries, the Company believes it is adequately addressing all issues of the regulatory agreements to which it is subject. However, only the respective regulatory agencies can determine if compliance with the applicable regulatory agreements have been met. The Company and its subsidiary banks are in compliance with the requirements identified in the regulatory agreements as of March 31, 2011, with the exception that the level of substandard loans at Farmers Bank exceed its target amount by $6.8 million. The level of substandard loans at Farmers Bank was in excess of its target amount due mainly to the addition of one credit relationship during the first quarter of 2011 in the amount of $7.1 million. Regulators continue to monitor the Company’s progress and compliance with the agreements through periodic on-site examinations, regular communications, and quarterly data analysis. The results of these examinations and communications show satisfactory progress toward meeting the requirements included in the regulatory agreements.

The Parent Company maintains cash available to fund a certain amount of additional injections of capital to its bank subsidiaries as determined by management or if required by its regulators. If needed, further amounts in excess of available cash may be funded by future public or private sales of securities, although the Parent Company is under no directive by its regulators to raise any additional capital.

9.  Uncertain Tax Position

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

During the first quarter of 2011 the Company became aware that this customer had received verbal notification of the IRS’s intent to issue an adverse ruling regarding the qualified status of the financing.  The Company has a potential accumulated tax liability of $402 thousand at risk related to the determination for the tax years 2007 through 2010.   Under ASC 740, “Income Taxes”, the Company is required to recognize a tax position when it is more likely than not that the position would be sustained in a tax examination, with the tax examination being presumed to have occurred.  Additionally, ASC 740 indicates that a subsequent change in facts and circumstances should be recognized in the period in which the change occurs.   As such, the Company recorded an accrual of $449 thousand including the $402 thousand accumulated tax liability and interest of $47 thousand in the first quarter of 2011.

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

Various risks and uncertainties may cause actual results to differ materially from those indicated by the Company’s forward-looking statements. In addition to the risks described under Part 1, Item 1A “Risk Factors” in the Company’s most recent Annual Report on Form 10-K, factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company and its subsidiaries operate) and lower interest margins; competition for the Company’s customers from other providers of financial services; deposit outflows or reduced demand for financial services and loan products; government legislation, regulation, and changes in monetary and fiscal policies (which changes from time to time and over which the Company has no control); changes in interest rates; changes in prepayment speeds of loans or investment securities; inflation; material unforeseen changes in the liquidity, results of operations, or financial condition of the Company’s customers; changes in the level of non-performing assets and charge-offs; changes in the number of common shares outstanding; the capability of the Company to successfully enter into a definitive agreement for and close anticipated transactions; the possibility that acquired entities may not perform as well as expected; unexpected claims or litigation against the Company; technological or operational difficulties; the impact of new accounting pronouncements and changes in policies and practices that may be adopted by regulatory agencies; acts of war or terrorism; the ability of the parent company to receive dividends from its subsidiaries; the impact of larger or similar financial institutions encountering difficulties, which may adversely affect the banking industry or the Company; the Company or its subsidiary banks’ ability to maintain required capital levels and adequate funding sources and liquidity; and other risks or uncertainties detailed in the Company’s filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.

The Company’s forward-looking statements are based on information available at the time such statements are made. The Company expressly disclaims any intent or obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events, or other changes.

RESULTS OF OPERATIONS

First Quarter 2011 Compared to First Quarter 2010

The Company reported net income of $1.0 million for the quarter ended March 31, 2011 compared to net income of $1.9 million for the same quarter of 2010. This represents a decrease of $900 thousand or 46.3% in the comparison. On a per common share basis, net income was $.08 for the current quarter, a decrease of $.12 or 60.0% compared to $.20 for the first quarter of 2010. The percentage change in per common share earnings is greater than the percentage change in net income due to dividends and accretion related to the preferred stock outstanding and a slight increase in the number of common shares outstanding in the comparable periods. A summary of the quarterly comparison follows.

▪
The $900 thousand decrease in net income for the current quarter compared to a year earlier was driven mainly by a $515 thousand or 26.7% increase in the provision for loan losses, lower investment securities gains of $1.2 million or 74.6%, partially offset by lower noninterest expenses of $1.2 million or 7.4%.

▪
The provision for loan losses was $2.4 million in the current quarter compared to $1.9 million a year ago. The increase in the provision for loan losses in the current period is due mainly to a higher amount of specific allocations related to impaired loans.

▪
The decrease in net gains on the sale of investment securities in the comparison resulted from the timing of the sale of investment securities from the available for sale portfolio. The Company periodically sells investment securities to refine its securities portfolio for normal asset-liability management or to lock in gains to help offset operating expenses and support capital.

▪
Net interest income increased $206 thousand or 1.5%. The increase in net interest income was driven by lower interest expense of $3.4 million or 34.4%, which offset a decrease in interest income of $3.2 million or 13.7%.

▪
Net interest margin was 3.18% in the current quarter, an increase of 25 basis points from 2.93% compared to a year earlier. Net interest spread was 2.94%, an increase of 18 basis points compared to 2.76%.

▪
Noninterest expenses decreased $1.2 million or 7.4% in the comparison. Significant declines include expenses related to repossessed real estate of $992 thousand or 59.3%, salaries and employee benefits of $331 thousand or 4.7%, deposit insurance expense of $217 thousand or 19.6%, and data processing and communication expense of $215 thousand or 14.9%. These decreases were partially offset by two non-routine losses in the aggregate amount of $1.0 million. One of these losses relates to a fraudulent transaction on a deposit account involving one of the Company’s customers totaling $700 thousand for which the Company is filing insurance claims seeking possible recovery of this loss. The other loss relates to a $303 thousand write-down attributed to uncollectible amounts of property tax receivables at the Company’s leasing subsidiary.

▪	Income tax expense increased $209 thousand or 36.5% in the quarterly comparison and is discussed in further detail under the heading “Income Taxes”.
▪	Return on average assets (“ROA”) and equity (“ROE”) was .22% and 2.80%, respectively for the current quarter compared to .36% and 5.25% for the previous-year first quarter.

Net Interest Income

With the exception of the 3 and 6-month Treasury Bills, which were nearly unchanged, the overall interest rate environment at March 31, 2011 edged upward when compared to year-end 2010 as measured by the Treasury yield curves. However, the overall interest rate environment in the first quarter of 2011 decreased when compared to the first quarter of 2010. The overall rate environment remains near historic lows which makes managing the Company’s net interest margin very challenging. At March 31, 2011 the short-term federal funds target interest rate was between zero and 0.25%, which has remained unchanged since December 2008. Short-term treasury yields for 3 and 6-month maturities decreased 6 basis points compared to a year ago. Yields for the 3, 5, 10, and 30-year maturity periods decreased 27, 27, 36, and 21 basis points, respectively.

Net interest income was $13.7 million for the first three months of 2011, an increase of $206 thousand or 1.5% from $13.5 million a year earlier. The increase in net interest income is attributed mainly to a $3.4 million or 34.4% decrease in interest expense, primarily on deposits, partially offset by a $3.2 million or 13.7% decrease in interest income. The decrease in total interest income and interest expense is attributed to both rate and volume declines of interest earning assets and interest paying liabilities and reflects an overall shrinking balance sheet and lower interest rate environment compared to a year ago. The Company is generally earning and paying less interest from its earning assets and funding sources as the average rates earned and paid have decreased. This includes repricing of variable and floating rate assets and liabilities that have reset to net overall lower amounts since their previous repricing date as well as activity related to new earning assets and funding sources.

Interest income and interest expense related to nearly all categories of the Company’s earning assets and interest paying liabilities have declined in the quarterly comparison. For earning assets, the decrease in interest income is split nearly even among investment securities and loans. The decrease in interest income on investment securities was primarily rate driven, while the decrease in interest income on loans was attributed mainly to lower volume. For interest bearing liabilities, the decrease in interest expense was driven nearly equally by lower average rates paid combined, to a lesser extent, with a decrease in volume. Lower average rates paid on deposit accounts was the primary driver of the decrease in interest expense on deposits, while lower volume was the primary driver of the decrease in interest expense on borrowed funds.

Total interest income was $20.2 million in the first quarter of 2011, a decrease of $3.2 million or 13.7% compared to the first quarter of 2010. The decrease in interest income is made up of lower interest on investment securities of $1.7 million or 29.8% and lower interest on loans of $1.6 million or 8.8%. The decrease in interest on investment securities is mainly driven by a decrease in the average rate earned, which has declined as reinvested funds from sold, matured, or called bonds have repriced downward in a lower interest rate environment. For taxable investment securities, the average rate earned was 3.4% in the current quarter, a decrease of 103 basis points compared to 4.4% a year ago. The average rate earned on nontaxable investment securities was 4.8% and 5.3% in the current quarter and year-ago quarter, respectively, a decrease of 52 basis points. The decrease in interest on loans was driven primarily by a $90.6 million or 7.2% decrease in volume and, to a lesser extent, a decrease in the average rate earned of 10 basis points to 5.7% from 5.8%.

Total interest expense was $6.5 million in the first quarter of 2011. This represents a decrease of $3.4 million or 34.4% compared to $9.9 million a year ago. The decrease in interest expense was driven by lower interest expense on deposits of $2.8 million or 41.1%. The average rate paid on interest bearing deposit accounts was 1.3% in the current period, a decrease of 62 basis points compared to 1.9% a year earlier. Interest expense on time deposits, the largest component of interest expense on deposits, was the main driver of the lower interest expense. Interest expense on time deposits decreased $2.6 million or 42.6%, led by a 76 basis point lower average rate paid to 2.0% and a volume decline of $186 million or 20.7%. The lower average rate paid on deposits is a result of a lower rate environment and the Company’s action to more aggressively reprice certain higher-rate maturing time deposits downward or by allowing them to mature without renewing. Interest expense on long-term borrowings decreased $635 thousand or 20.2% due primarily to a lower average balance outstanding of $65.5 million or 20.7% that was driven by the maturity of long-term repurchase agreements of $50 million during the fourth quarter of 2010.

The net interest margin on a taxable equivalent basis increased 25 basis points to 3.18% during the first quarter of 2011 compared to 2.93% in the same quarter of 2010.  The increase in net interest margin is due mainly to an 18 basis point increase in the spread between the average rate earned on earning assets and the average rate paid on interest bearing liabilities to 2.94% in the current quarter from 2.76% for the same quarter of 2010. The impact of noninterest bearing sources of funds contributed an additional seven basis points to net interest margin in the comparison. The Company expects its net interest margin to remain relatively flat in the near term according to internal modeling using expectations about future market interest rates, the maturity structure of the Company’s earning assets and liabilities, and other factors. Future results could be significantly different than expectations.

The following tables present an analysis of net interest income for the quarterly periods ended March 31.

Distribution of Assets, Liabilities and Shareholders’ Equity:  Interest Rates and Interest Differential

Quarter Ended March 31,	2011			2010
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities
Taxable	$407,817	$3,370	3.35%	$435,081	$4,699	4.38%
Nontaxable1	66,099	785	4.82	94,999	1,252	5.34
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell	155,608	85	.22	152,431	84	.22
Loans1,2,3	1,173,677	16,399	5.67	1,264,314	17,975	5.77
Total earning assets	1,803,201	$20,639	4.64%	1,946,825	$24,010	5.00%
Allowance for loan losses	(28,938)			(23,709)
Total earning assets, net of allowance for loan losses	1,774,263			1,923,116
Nonearning Assets
Cash and due from banks	20,233			93,696
Premises and equipment, net	39,291			38,815
Other assets	124,301			132,271
Total assets	$1,958,088			$2,187,898
Interest Bearing Liabilities
Deposits
Interest bearing demand	$260,828	$94	.15%	$272,481	$144	.21%
Savings	285,784	352	.50	265,083	460	.70
Time	710,504	3,501	2.00	896,074	6,098	2.76
Federal funds purchased and other short-term borrowings	46,086	62	.55	49,213	92	.76
Securities sold under agreements to repurchase and other long-term borrowings	250,591	2,503	4.05	316,066	3,138	4.03
Total interest bearing liabilities	1,553,793	$6,512	1.70%	1,798,917	$9,932	2.24%
Noninterest Bearing Liabilities
Commonwealth of Kentucky deposits	325			2,769
Other demand deposits	207,416			203,155
Other liabilities	45,229			32,910
Total liabilities	1,806,763			2,037,751
Shareholders’ equity	151,325			150,147
Total liabilities and shareholders’ equity	$1,958,088			$2,187,898
Net interest income		14,127			14,078
TE basis adjustment		(471)			(628)
Net interest income		$13,656			$13,450
Net interest spread			2.94%			2.76%
Impact of noninterest bearing sources of funds			.24			.17
Net interest margin			3.18%			2.93%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
2Loan balances include principal balances on nonaccrual loans.
3Loan fees included in interest income amounted to $233 thousand and $362 thousand in 2011 and 2010, respectively.

Analysis of Changes in Net Interest Income (tax equivalent basis)

(In thousands)	Variance	Variance Attributed to
Quarter Ended March 31,	2011/2010	1	Volume	Rate

Interest Income
Taxable investment securities	$(1,329)	$(280)	$(1,049)
Nontaxable investment securities2	(467)	(354)	(113)
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell	1	1
Loans2	(1,576)	(1,269)	(307)
Total interest income	(3,371)	(1,902)	(1,469)
Interest Expense
Interest bearing demand deposits	(50)	(6)	(44)
Savings deposits	(108)	205	(313)
Time deposits	(2,597)	(1,115)	(1,482)
Federal funds purchased and other short-term borrowings	(30)	(6)	(24)
Securities sold under agreements to repurchase and other long-term borrowings	(635)	(743)	108
Total interest expense	(3,420)	(1,665)	(1,755)
Net interest income	$49	$(237)	$286
Percentage change	100.0%	(483.7)%	583.7%

1	The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
2	Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Provision for Loan Losses

The provision for loan losses represents charges (or credits) to earnings that maintain an allowance for loan losses at an adequate level based on credit losses specifically identified in the loan portfolio, as well as management’s best estimate of incurred probable loan losses in the remainder of the portfolio at the balance sheet date. The Company’s loan quality has been negatively impacted by adverse conditions in certain real estate sectors since the downturn in the overall economy and financial markets that started to take place in late 2007 and more significantly during 2008 and continuing through 2011. This has led to declines in real estate values and deterioration in the financial condition of many of the Company’s borrowers, particularly borrowers in the commercial and real estate development industry. The Company has, in turn, lowered its loan quality ratings on certain commercial and real estate development loans as part of its normal internal review process. Declining real estate values have resulted in loans that have become under collateralized, which has elevated nonperforming loans, net charge-offs, and the provision for loan losses.

The provision for loan losses for the quarter ended March 31, 2011 was $2.4 million, an increase of $515 thousand or 26.7% compared to $1.9 million for the same quarter of 2010. The increase in the provision for loan losses is attributed mainly to an increase in activity of impaired loans with specific allocations in the comparable quarters. Impaired loans with specific allocations were $74.3 million at March 31, 2011, an increase of $2.6 million or 3.6% during the current quarter. Specific allocations on impaired loans were $6.5 million, an increase of $433 thousand or 7.2% in the current quarter. Impaired loans with specific allocations were $79.0 million at March 31, 2010, an increase of $18.3 million or 30.1% for the first quarter of 2010. Although impaired loans with specific allocation increased during the first quarter a year ago, the specific allocation decreased $153 thousand, which was relatively unchanged. The specific allocations for impaired loans was relatively unchanged during the first quarter of 2010 since a large portion of the increase in impaired loans was made up of restructured loans. Specific reserves assigned to credits that are restructured with lower interest rates represent the difference in the present value of future cash flows calculated at the loan’s original interest rate and the new lower rate. This generally results in a reserve for loan losses that is less severe that for other loans that are collateral dependent.

Net charge-offs were $2.2 million in the current quarter, an increase of $606 thousand or 37.9% compared to $1.6 million for the first quarter of 2010. Of the $2.2 million in net charge-offs in the current quarter, $984 thousand is attributed to three separate credit relationships secured by real estate. On an annualized basis, quarterly net charge-offs were .76% of average loans outstanding for the three months ended March 31, 2011 compared .51% for the first quarter of a year ago.

The allowance for loan losses was $29.0 million, $28.8 million, and $23.7 million at March 31, 2011, year-end 2010, and March 31, 2010, respectively. As a percentage of outstanding loans (net of unearned income), the allowance for loan loss increased to 2.52% at March 31, 2011 compared to 2.41% at year-end 2010 and 1.89% at March 31, 2010.

Noninterest Income

Noninterest income was $5.9 million for the first quarter of 2011, a decrease of $1.6 million or 21.3% compared to $7.5 million for the first quarter a year ago. Nearly all noninterest income categories declined in the comparison, but the overall decrease in noninterest income was driven by lower net gains on the sale of investment securities of $1.2 million or 74.6%. Other more significant decreases in the quarterly comparison include non-deposit service charges, commissions, and fees of $92 thousand or 8.2%, service charges and fees on deposits of $91 thousand or 4.2%, data processing fees of $83 thousand or 23.9%, and income from company-owned life insurance of $58 thousand or 19.8%.

The decrease in net gains on the sale of investment securities in the comparison resulted from the timing of the sale of investment securities from the available for sale portfolio. The Company periodically sells investment securities to refine its securities portfolio for normal asset-liability management or to lock in gains to help offset operating expenses and support capital. In the current quarter, the Company recorded net gains of $410 thousand compared to $1.6 million in the first quarter of 2010.

The $92 thousand decrease in other service charges, commissions, and fees was driven by lower custodial safekeeping fees of $104 thousand or 96.3%. The decrease in custodial safekeeping fees was volume driven and relates to a custodial services contract that expired at the end of the second quarter of 2010 and was not renewed. The $91 thousand decrease in service charges and fees on deposits is mainly driven by lower overdraft/insufficient funds charges of $98 thousand or 7.0% and due to volume declines. Transaction volumes have been negatively impacted by the prohibition during the third quarter of 2010 of financial institutions from charging fees to customers for paying overdrafts on one-time debit card and automated teller machines without the customer opting-in to the overdraft service. The Company also adopted during 2010 certain regulatory “best practices” related to overdraft which also contributed to volume declines.

The $83 thousand decrease in data processing fees was driven by lower processing volumes mainly attributed to a decrease from unemployment insurance transactions. Data processing fees have also declined as a result of an increase in paperless payment transactions related to the Commonwealth of Kentucky’s WIC program. The Company recorded $291 thousand in data processing fees for calendar year 2010 related to this program. For the first quarter of 2011, data processing income from WIC was $56 thousand, a decrease of $18 thousand or 24.0% from the first quarter of 2010. WIC revenues will continue to decline for the Company as the WIC program progresses in its transition to a paperless payment method which will be processed by an unrelated third party. The transition is currently expected to be completed during the fourth quarter of 2011 or the first quarter of 2012. Income from company-owned life insurance decreased $58 thousand mainly as a result of a lower average outstanding balance. Late in the first quarter of 2010 the Parent Company liquidated $8.6 million of its life insurance investment and in the first quarter of 2011 liquidated its remaining $2.2 million amount. The Company’s subsidiary banks maintain an aggregate balance of $26.8 million in company-owned life insurance at March 31, 2011.

Noninterest Expense

Total noninterest expenses were $15.3 million for the first quarter of 2011, a decrease of $1.2 million or 7.4% compared to $16.5 million for the first quarter of 2010. Decreases in expenses occurred across a wide range of line items, led by lower expenses related to the following: repossessed real estate $992 thousand or 59.3%, salaries and employee benefits $331 thousand or 4.7%, deposit insurance expense $217 thousand or 19.6%, and data processing and communications expense $215 thousand or 14.9%.

Other real estate expenses were $680 thousand for the first quarter of 2011, a decrease of $992 thousand or 59.3% compared to a year earlier. The decrease in other real estate expenses is attributed mainly to a $714 thousand or 75.7% decrease in impairment charges relating to writing down a property’s book value to its fair value less estimated costs to sell. The Company recorded an impairment charge of $601 thousand related to a single property during the first quarter of 2010 which drove the higher balance of a year ago.

The $331 thousand decrease in salaries and employee benefits is mainly attributed to a smaller workforce. The average number of full time equivalent employees was 513 for the first quarter of 2011, a decrease of 25 compared to 538 a year ago. The reduction in full time equivalent employees is mainly attributed to attrition combined with the impact of operational efficiencies gained from internal consolidations.

The $217 thousand decrease in deposit insurance is attributed mainly to a lower assessment base primarily at two of the Company’s subsidiary banks which corresponds with a decrease in deposits. Lower assessment rates, including the elimination of a separate assessment under the Transaction Account Guarantee Program, contributed to the decrease in deposit insurance to a lesser extent. The $215 thousand decrease in data processing and communications expense is attributed to a combination of the following: elimination of the Company’s debit card reward program accounting for $98 thousand, lower data processing fees of $92 thousand mainly because the prior year included incremental conversion expenses attributed to the Farmers Bank & Capital Trust Co. (“Farmers Bank”) and The Lawrenceburg Bank and Trust Company merger, and lower telephone expenses of $24 thousand mainly as a result of billing credits and refunds from third party service providers.

The Company incurred a non-routine loss in the current quarter related to a fraudulent transaction on a deposit account involving one of its customers totaling $700 thousand. The Company is filing insurance claims seeking possible recovery of this loss. Other noninterest expense was $2.1 million for the current quarter, an increase of $69 thousand or 3.3% compared to a year earlier. Included in other noninterest expense for the current quarter is a non-routine loss of $303 thousand related to a write-down of uncollectible amounts of property tax receivables at the Company’s leasing subsidiary.

Income Taxes

Income tax expense for the first quarter of 2011 was $781 thousand, an increase of $209 thousand compared to $572 thousand for the same period a year earlier. The effective federal income tax rate was 42.8% and 22.7% for the first quarter of 2011 and 2010, respectively. The increase in income tax expense and the effective tax rate for the current quarter is primarily attributed to the Company’s learning that one of its tax-exempt customers had received notification that the Internal Revenue Service intends to issue an adverse ruling to the customer regarding the qualified status of their debt arrangement with the Company. The amount of income tax expense recognized in the current quarter related to this issue was $449 thousand, including interest of $47 thousand. The loan contract contains provisions that the customer will indemnify the Company for any penalties, taxes, or interest thereon for which the Company becomes liable as a result of a determination of taxability. The Company intends to exercise its rights under the contract; however, due to the contingent nature of the indemnification provisions, the Company will not record the effects of the indemnification until it is realized. Additional information related to this matter is set forth in footnote 24 of the Company’s 2010 audited consolidated financial statements.

FINANCIAL CONDITION

Total assets were $2.0 billion at March 31, 2011, an increase of $32.0 million or 1.7% from year-end 2010. The increase in total assets is attributed mainly to an increase in investment securities of $71.3 million or 16.0% partially offset by a $41.4 million or 3.5% decrease in loans (net of unearned income). Investment securities have increased as loan volume has declined. The Company has also been able to move balances from lower earning interest bearing deposits in other banks to investment securities, although the Company received a large cash deposit from the Commonwealth of Kentucky on March 31, 2011 that boosted interest bearing deposits in other banks with an offset to short-term repurchase agreements by $31.9 million. Other real estate owned was $34.4 million at quarter-end, up $3.8 million or 12.5% compared to $30.5 million at year-end. Company-owned life insurance was $26.8 million at March 31, 2011, a decrease of $2.0 million or 7.0% as the Parent Company liquidated the remaining $2.2 million balance of its investment during the current quarter.

Total liabilities were $1.8 billion at March 31, 2011, an increase of $31.8 million or 1.8% compared to December 31, 2010. Deposits edged up $9.7 million or .7% while net borrowed funds increased $23.2 million or 7.8%. Borrowed funds increased mainly due to higher short-term borrowings of $25.4 million or 53.6%, which was boosted by the large deposit received from the Commonwealth at quarter end that was placed into a repurchase agreement. Shareholders’ equity was relatively unchanged at $150 million as the amount of net income was nearly offset by preferred stock dividends and changes in comprehensive income.

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

As disclosed in the Company’s Form 10-K for year-end 2010, the Company submitted a bid to the Commonwealth to continue providing banking services as the general depository for the Commonwealth. The Company learned in the first quarter of 2011 that it was not successful in renewing the contract, which was won by a competitor with a much more aggressive proposal. The Company is still under contract to provide these services through June 30, 2011. However, it is likely that a transition to the Commonwealth’s new service provider will take longer to finalize and that the Company’s contract may be extended in some manner that has yet to be determined. The impact of not retaining the general depository services contract of the Commonwealth is not expected to have a material impact on the Company’s results of operations, overall liquidity, or net cash flows, although gross cash flows such as for cash on hand, deposit outstanding, and short-term borrowings are expected to decrease.

On an average basis, total assets were $2.0 billion for the first three months of 2011, a decrease of $144 million or 6.8% from the year ended December 31, 2010 average. Average assets decreased mainly as a result of the Company’s overall balance sheet realignment strategy to improve its net interest margin, nonperforming asset levels, capital ratios, and overall profitability. Average earning assets decreased $90.5 million or 4.8% from year-end 2010. Average earning assets were 92.1% and 90.1% of total average assets for the first three months of 2011 and the year 2010, respectively. Average loans, net of unearned income, decreased $62.5 million or 5.1% in the comparison. Average investment securities decreased $50.0 million or 9.6% while temporary investments increased $22.0 million or 16.5%. Deposits averaged $1.5 billion for the three months ended March 31, 2011, a decrease of $84.0 million or 5.4% from the prior year-end. Average interest bearing deposit balances declined $81.4 million or 6.1% in the comparison led by a sharp decrease in time deposits of $97.2 million or 12.0% partially offset by higher savings deposits of $13.7 million or 5.0%.

Temporary Investments

Temporary investments consist of interest bearing deposits in other banks and federal funds sold and securities purchased under agreements to resell. The Company uses these funds in the management of liquidity and interest rate sensitivity. At March 31, 2011, temporary investments were $158 million, unchanged from year-end 2010.

On an average basis, temporary investments were $156 million during the first three months of 2011, an increase of $22.0 million or 16.5% compared to $134 million from year-end 2010. The increase is a result of the Company’s overall net funding position, which reflects a more conservative lending approach as the Company works through its high level of nonperforming assets in a continuing difficult economy. Temporary investments are reallocated to loans or other investments as market conditions and Company resources warrant.

Investment Securities

The investment securities portfolio is comprised primarily of U.S. government-sponsored agency securities, residential mortgage-backed securities, and tax-exempt securities of states and political subdivisions. Substantially all of the Company’s investment securities are designated as available for sale. Total investment securities were $516 million at March 31, 2011, an increase of $71.3 million or 16.0% compared to $445 million at year-end 2010. Investment securities have increased as loan volume has declined. The Company has also been able to move balances from lower earning interest bearing deposits in other banks to investment securities while liquidity has remained stable and adequate to meet its needs.

At March 31, 2011, the Company holds $5.8 million amortized cost amounts of single-issuer trust preferred capital securities of a global and national financial services firm with an estimated fair value of $5.3 million. These securities had an estimated fair value of $5.0 million at year-end 2010, an improvement of $340 thousand or 6.8%. These securities continue to perform according to contractual terms and the issuer of these securities is rated as investment grade by major rating agencies. The Company does not intend to sell these securities nor does the Company believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company believes these securities are not impaired due to reasons of credit quality or other factors, but rather the unrealized loss is primarily attributed to general uncertainties in the financial markets and market volatility. The Company believes that it will be able to collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will continue to recover as they approach their maturity dates.

Loans

Loans, net of unearned interest, were $1.2 billion at March 31, 2011, a decrease of $41.4 million or 3.5% from year-end 2010. The Company continues to take a measured and cautious approach to loan originations as it continues to refine the composition of its balance sheet and work through high levels of nonperforming assets. Nonperforming assets increased sharply in the fourth quarter of 2009 and into the first quarter of 2010 as a result of the lingering effects of one of the most severe recessions in recent history and have remained elevated since that time.

The composition of the loan portfolio is summarized in the table below.

	March 31, 2011		December 31, 2010
(Dollars in thousands)	Amount	%	Amount	%

Commercial, financial, and agriculture	$102,411	8.9%	$108,959	9.1%
Real estate – construction	148,998	12.9	154,208	12.9
Real estate mortgage - residential	456,020	39.6	469,273	39.3
Real estate mortgage - farmland and other commercial enterprises	405,309	35.2	416,904	35.0
Installment	25,991	2.3	28,532	2.4
Lease financing	12,738	1.1	14,964	1.3
Total	$1,151,467	100.0%	$1,192,840	100.0%

On average, loans represented 65.1% of earning assets during the current three-month period, a decrease of 19 basis points compared to 65.3% for year-end 2010. As loan demand fluctuates, the available funds are reallocated between loans and temporary investments or investment securities, which typically involve a decrease in credit risk and lower yields.

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

The allowance for loan losses was $29.0 million or 2.52% of outstanding loans (net of unearned income) at March 31, 2011. This compares to $28.8 million or 2.41% of net loans outstanding at year-end 2010. The increase in the allowance for loan losses as a percentage of net loans outstanding from year-end 2010 is the result of the provision for loan losses exceeding net charge-offs by $238 thousand or 10.8% coupled with the $41.4 million or 3.5% decrease in loans outstanding (net of unearned income). The higher allowance for loan losses from year-end 2010 was driven by a $3.3 million or 3.6% increase in the level of nonperforming loans, higher overall impaired loans, and elevated levels of recent historical net charge-offs. As a percentage of nonperforming loans, the allowance for loan losses was 30.8% and 31.6% at March 31, 2011 and year-end 2010, respectively.

Although the amount of nonperforming loans has increased at March 31, 2011 compared to year-end 2010, the allowance for loan losses as a percentage of nonperforming loans dipped slightly to 30.8%. The allowance for loan losses as a percentage of nonperforming loans at March 31, 2011 compared to year-end 2010 remained relatively unchanged mainly due to the makeup of nonperforming loans. The $3.3 million increase in nonperforming loans since year-end 2010 was driven mainly by a single credit in the amount of $4.6 million secured by commercial real estate in which there was no specific allowance required as determined by detailed loan review analysis.

While certain data indicates that economic recovery in the U.S. is on firmer footing, the Company’s high level of nonperforming and impaired loans is driven by overall weaknesses that remain in the general economy stemming from one of the most severe recessions in many decades. Certain housing markets are showing signs of stabilizing, but the overall housing sector continues to be depressed. Inflation concerns have remained stable, but labor markets continue to be weak with elevated unemployment rates. For the Company, economic conditions in recent quarters have resulted in higher stress in the real estate development portion of its lending portfolio.

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

Nonperforming loans were $94.3 million at March 31, 2011, an increase of $3.3 million or 3.6% compared to year-end 2010. The high level of nonperforming loans is a result of ongoing weaknesses in the overall economy that continues to strain the Company and many of its customers, particularly real estate development lending. Nonperforming loans were as follows at March 31, 2011 and December 31, 2010 and are presented by loan class.

Nonperforming Loans

(In thousands)	March 31, 2011	December 31, 2010
Nonaccrual Loans
Real Estate:
Real estate-construction and land development	$33,054	$35,893
Real estate mortgage-residential	11,657	10,728
Real estate mortgage-farmland and other commercial enterprises	11,980	6,528
Commercial:
Commercial and industrial	522	627
Lease financing	143	50
Other	64	31
Consumer:
Secured	48	109
Unsecured	5	5
Total nonaccrual loans	$57,473	$53,971

Restructured Loans
Real Estate:
Real estate-construction and land development	$19,339	$16,793
Real estate mortgage-residential	8,301	9,147
Real estate mortgage-farmland and other commercial enterprises	9,106	11,038
Total restructured loans	$36,746	$36,978

Past Due 90 Days or More and Still Accruing
Real Estate:
Real estate mortgage-residential	$28	$28
Commercial:
Lease financing	13	9
Consumer:
Unsecured	4	5
Total past due 90 days or more and still accruing	$45	$42

Total nonperforming loans	$94,264	$90,991

Ratio of total nonperforming loans to total loans (net of unearned income)	8.2%	7.6%

Nonaccrual loans make up the largest component of nonperforming assets. Such loans were $57.5 million at March 31, 2011, an increase of $3.5 million or 6.5% compared to $53.4 million at year-end 2010. The increase in nonaccrual loans was driven primarily by a single credit in the amount of $4.6 million secured by commercial real estate that was added during the quarter. This credit had been graded as special mention at year-end 2010.

Restructured loans and loans past due 90 days or more and still accruing interest were each relatively unchanged at $36.7 million and $45 thousand, respectively at March 31, 2011. Restructured loans occur when a lender, because of economic or legal reasons related to a borrower’s financial difficulty, grants a concession to the borrower that it would not otherwise consider. Restructured loans typically include a reduction of the stated interest rate or an extension of the maturity date, among other possible concessions. The Company gives careful consideration to identifying which of its challenged credits merit a restructuring of terms that it believes will result in maximum loan repayments and mitigate possible losses. Cash flow projections are carefully scrutinized prior to restructuring any credits; past due credits are typically not granted concessions.

The Company’s comprehensive risk-grading and loan review program includes a review of loans to assess risk and assign a grade to those loans, a review of delinquencies, and an assessment of loans for needed charge-offs or placement on nonaccrual status. The Company had loans in the amount of $138 million and $127 million at March 31, 2011 and year-end 2010, respectively, which were performing but considered potential problem loans and are not included in the nonperforming loan totals in the table above. These loans, however, are considered in establishing an appropriate allowance for loan losses. The balance outstanding for potential problem credits is mainly a result of ongoing weaknesses in the overall economy that continue to strain the Company and many of its customers, particularly real estate development lending. Potential problem loans include a variety of borrowers and are secured primarily by real estate. At March 31, 2011 the five largest potential problem credits were $36.3 million in the aggregate compared to $35.9 million at year-end 2010 and secured by various types of real estate including commercial, construction properties, and residential real estate development.

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

Other Real Estate

Other real estate owned (“OREO”) includes real estate properties acquired by the Company through foreclosure. At March 31, 2011 OREO was $34.4 million, an increase of $3.8 million or 12.5% compared to $30.5 million at year-end 2010. The net increase in OREO during the current quarter is due mainly to the Company taking possession of real estate in the amount of $3.3 million securing five separate larger-balance credit relationships, $2.6 million of which was previously classified in nonaccrual loans. Of the $3.3 million larger-balance real estate repossessions during the current quarter, $1.4 million represents construction/land development projects, $1.2 million represents residential real estate, and $676 thousand represents commercial real estate properties.

Deposits

A summary of the Company’s deposits are as follows for the periods indicated.

	End of Period			Average
(In thousands)	March 31, 2011	December 31, 2010	Difference	(Three Months) March 31, 2011	(Twelve Months) December 31, 2010	Difference
Noninterest Bearing
Commonwealth	$89	$643	$(554)	$325	$1,347	$(1,022)
Other	215,972	206,244	9,728	207,416	209,020	(1,604)
Total	$216,061	$206,887	$9,174	$207,741	$210,367	$(2,626)

Interest Bearing
Demand	$267,163	$259,569	$7,594	$260,828	$258,674	$2,154
Savings	285,708	283,272	2,436	285,784	272,080	13,704
Time	704,325	713,814	(9,489)	710,504	807,730	(97,226)
Total	$1,257,196	$1,256,655	$541	$1,257,116	$1,338,484	$(81,368)

Total Deposits	$1,473,257	$1,463,542	$9,715	$1,464,857	$1,548,851	$(83,994)

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

As previously disclosed, the Company learned in the first quarter of 2011 that it was not successful in renewing its general depository services contract with the Commonwealth. The Company is still under contract to provide these services through June 30, 2011, although it is likely that a transition to the Commonwealth’s new service provider will take longer to finalize and that the Company’s contract may be extended in some manner that has yet to be determined. The impact of not retaining the general depository services contract of the Commonwealth is not expected to have a material impact on the Company’s results of operations, overall liquidity, or net cash flows;  although gross cash flows such as for cash on hand, deposit outstanding, and short-term borrowings are expected to decrease.

The decline in average time deposits for the three months ended March 31, 2011 compared to year-end 2010 is due in part to the maturity structure of the portfolio and the overall liquidity position of the Company. The Company’s liquidity position has enabled it to lower its cost of funds by allowing higher-rate certificates of deposit, particularly those in excess of $100 thousand in outstanding balances, to roll off or reprice at significantly lower interest rates.

Borrowed Funds

Total borrowed funds were $323 million at March 31, 2011, an increase of $23.2 million or 7.8% from $300 million at year-end 2010. Long-term borrowings decreased $2.2 million or .9% due mainly to principal repayments on FHLB advances. Short-term borrowings increased $25.4 million or 53.6% due mainly to a large deposit received from the Commonwealth on March 31, 2011 included in short-term repurchase agreements. The Company’s short-term funding fluctuates as its overall net funding position changes and, in terms of transactions with the Commonwealth, can fluctuate significantly on a daily basis.

LIQUIDITY

The primary source of funds for the Parent Company is the receipt of dividends from its subsidiary banks, cash balances maintained, short-term investments, and borrowings from nonaffiliated sources. Payment of dividends by the Company’s subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. In addition, Farmers Bank, United Bank & Trust Company (“United Bank”), and Citizens Bank of Northern Kentucky, Inc. (“Citizens Northern”) each must obtain regulatory approval to declare or pay dividends to the Parent Company as a result of increased capital required in connection with recent regulatory exams. Capital ratios at each of the Company’s four subsidiary banks exceed regulatory established “well-capitalized” status at March 31, 2011 under the prompt corrective action regulatory framework; however, Farmers Bank, United Bank, and Citizens Northern are required to maintain capital ratios at higher levels as outlined in their regulatory agreements.

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

The Parent Company had cash and cash equivalents of $17.5 million at March 31, 2011, an increase of $1.3 million or 7.8% from $16.2 million at year-end 2010. Significant cash receipts of the Parent Company during 2011 include $2.2 million proceeds from the liquidation of company-owned life insurance at the Parent Company and management fees from subsidiaries of $850 thousand. Significant cash payments by the Parent Company during 2011 include salaries, payroll taxes, and employee benefits of $517 thousand, interest expense on borrowed funds of $505 thousand, and $375 thousand for the payment of preferred stock dividends.

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

As of March 31, 2011, the Company had $187 million of additional borrowing capacity under various FHLB, federal funds, and other borrowing agreements. However, there is no guarantee that these sources of funds will continue to be available to the Company, or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in the Company’s liquidity from these sources. The Company’s borrowing capacity increased $71.5 million or 61.8% since year-end 2010 primarily as a result of one of the Company’s subsidiary banks initial approval by the Federal Reserve to borrow on a short-term basis up to $70 million through its Discount Window program.

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

Liquid assets consist of cash, cash equivalents, and available for sale investment securities.  At March 31, 2011, consolidated liquid assets were $700 million, an increase of $73.5 million or 11.7% from year-end 2010.  The increase in liquid assets was driven by higher available for sale investment securities of $71.3 million or 16.1%. Liquid assets remain elevated mainly as a result of the Company’s overall net funding position, which has been influenced by the Company’s balance sheet realignment strategy that included reducing the overall size of the balance sheet as it manages a high level of nonperforming assets. The overall funding position of the Company changes as loan demand, deposit levels, and other sources and uses of funds fluctuate.

Net cash provided by operating activities was $6.7 million for the first quarter of 2011, an increase of $1.2 million or 21.7% compared to $5.5 million for 2010. Net cash used in investing activities was $37.2 million for 2011 compared to net cash inflows of $16.3 million for 2010. The $53.5 million change in net cash flows in the comparison is mainly due to $63.8 million net cash outflows related to investment and restricted securities partially offset by net cash inflows related to loan activity of $22.1 million. These cash flow activities correlate to the overall increase in investment securities and decrease in outstanding loan balances. In addition, the Company received the remaining proceeds from the liquidation of the Parent Company’s investment in company-owned life insurance of $2.2 million in the current quarter. The Company initiated this transaction in the first quarter of the prior year and it received $8.6 million at that time.

Net cash provided by financing activities was $32.6 million in the first quarter of 2011 compared to net cash used of $23.9 million for the first quarter of 2010. For 2011, cash flows provided by financing activities mainly resulted from an increase in deposits of $9.7 million and an increase in outstanding borrowings of $23.2 million. For 2010, deposits decreased $9.0 million, outstanding borrowings decreased $13.8 million, and dividends paid were $1.1 million, all of which were cash outflows.

Commitments to extend credit are entered into with customers in the ordinary course of providing traditional banking services and are considered in addressing the Company’s liquidity management.  The Company does not expect these commitments to significantly affect the liquidity position in future periods. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options, or similar instruments.

CAPITAL RESOURCES

Consolidated shareholders’ equity was $150 million at March 31, 2011, relatively unchanged compared to December 31, 2010. Net income for the current quarter was nearly offset by preferred stock dividends and changes in comprehensive income.

Although the Parent Company is under no directive by its regulators to raise any additional capital, the Company filed a registration statement on Form S-3 with the SEC that became effective on October 19, 2009. As part of that filing, equity securities of the Company of up to a maximum aggregate offering price of $70 million could be offered for sale in one or more public or private offerings at an appropriate time.  The Company continues to explore potential capital raising scenarios. However, no determination has been made as to if or when a capital raise will be completed. Net proceeds from a potential sale of securities under the registration statement could be used for any corporate purpose determined by the Company’s board of directors.

At March 31, 2011, the Company’s tangible capital ratio was 7.47% compared to 7.57% at year-end 2010. The tangible capital ratio is defined as tangible equity as a percentage of tangible assets. This ratio excludes amounts related to goodwill and other intangible assets. Tangible common equity to tangible assets, which further excludes outstanding preferred stock, was 6.01% at March 31, 2011 compared to 6.09% at year-end 2010. Although the amount of tangible equity and tangible common equity both increased at March 31, 2011 compared to year-end 2010, their amount as a percentage of tangible assets decreased 10 and 8 basis points, respectively, due to a faster rate of increase in tangible assets.

Consistent with the objective of operating a sound financial organization, the Company’s goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios as of March 31, 2011 and the regulatory minimums are as follows.

	March 31, 2011			December 31, 2010
	Tier 1 Risk-based Capital1	Total Risk-based Capital1	Tier 1 Leverage2	Tier 1 Risk-based Capital1	Total Risk-based Capital1	Tier 1 Leverage2
Consolidated	15.72%	16.98%	9.65%	15.35%	16.61%	9.39%

Farmers Bank 3	15.34	16.61	8.56	15.59	16.86	8.55
First Citizens Bank	13.81	14.59	8.90	12.76	13.50	8.46
United Bank3	13.28	14.55	8.50	12.91	14.18	8.24
Citizens Northern3	11.69	12.95	8.48	11.42	12.68	8.04

Regulatory minimum	4.00	8.00	4.00	4.00	8.00	4.00
Well-capitalized status	6.00	10.00	5.00	6.00	10.00	5.00

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

2	Tier 1 Leverage ratio is computed by dividing a bank’s Tier 1 Capital, as defined by regulation, by its total quarterly average assets.

3	See Note 8 to the Company’s unaudited consolidated financial statements included as part of this Form 10-Q for minimum capital ratios required as part of the banks regulatory agreement.

Regulatory Agreements

The Parent Company and three of its subsidiary banks have entered into supervisory agreements with their primary banking regulator. The Parent Company, Farmers Bank, and United Bank each entered into their respective agreements during 2009 and Citizens Northern entered into their agreement in mid 2010. These agreements are summarized in Note 8 to the unaudited consolidated financial statements of this Form 10-Q. These agreements are also discussed in significantly greater detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 under the caption “Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

There have been no changes to the regulatory agreements since year-end 2010. The Company believes that it is adequately addressing all issues included in the regulatory agreements. However, only the respective regulatory agencies can determine if compliance with the applicable regulatory agreements have been met. The Company and its subsidiary banks are in compliance with the requirements identified in the regulatory agreements as of March 31, 2011, with the exception that the level of substandard loans at Farmers Bank exceed its target amount by $6.8 million. The level of substandard loans at Farmers Bank was in excess of its target amount due mainly to the addition of one credit relationship during the first quarter of 2011 in the amount of $7.1 million. Regulators continue to monitor the Company’s progress and compliance with the agreements through periodic on-site examinations, regular communications, and quarterly data analysis. The results of these examinations and communications show satisfactory progress toward meeting the requirements included in the regulatory agreements.

The Parent Company maintains cash available to fund a certain amount of additional injections of capital to its bank subsidiaries as determined by management or if required by its regulators. If needed, further amounts in excess of available cash may be funded by future public or private sales of securities, although the Parent Company is under no directive by its regulators to raise any additional capital.

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

At March 31, 2011, the model indicated that if rates were to gradually increase by 150 basis points during the remainder of the calendar year, then net interest income and net income would increase 2.7% and 12.5%, respectively for the year ending December 31, 2011 when compared to the forecasted results for the most likely rate environment.  The model indicated that if rates were to gradually decrease by 150 basis points over the same period, then net interest income and net income would decrease 1.0% and 4.5%, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended March 31, 2011 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

As of March 31, 2011, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted.  Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material effect upon the consolidated financial statements of the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

At various times, the Company’s Board of Directors has authorized the purchase of shares of the Company’s outstanding common stock. No stated expiration dates have been established under any of the previous authorizations. There were no Company shares purchased during the quarter ended March 31, 2011. There are 84,971 shares that may still be purchased under the various authorizations.

The Company’s participation in the U.S. Treasury’s Capital Purchase Program restricts its ability to repurchase its outstanding common stock.  Until January 9, 2012, the Company generally must have the Treasury’s approval before it may repurchase any of its shares of common stock, unless all of the Series A preferred stock has been redeemed by the Company or transferred by the Treasury. The Company must also be granted permission by the Federal Reserve Bank of St. Louis and the Kentucky Department of Financial Institutions before it can repurchase or redeem any of its outstanding common or preferred stock as a result of its regulatory agreement.

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

Date:	May 5, 2011	/s/ Lloyd C. Hillard, Jr.
Lloyd C. Hillard, Jr.
President and CEO
(Principal Executive Officer)

Date:	May 5, 2011	/s/ Doug Carpenter
C. Douglas Carpenter
Executive Vice President, Secretary, and CFO
(Principal Financial and Accounting Officer)