Form 10-Q
period 2011-06-30
FARMERS CAPITAL BANK CORP
filed 2011-08-08
CIK 713095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 OR 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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
7,426,914 shares outstanding at August 5, 2011

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Unaudited Consolidated Balance Sheets
	June 30,	December 31,
(Dollars in thousands, except per share data)	2011	2010
Assets
Cash and cash equivalents:
Cash and due from banks	$24,710	$24,268
Interest bearing deposits in other banks	71,918	139,902
Federal funds sold and securities purchased under agreements to resell	1,878	17,886
Total cash and cash equivalents	98,506	182,056
Investment securities:
Available for sale, amortized cost of $576,380 (2011) and $440,580 (2010)	583,885	444,182
Held to maturity, fair value of $949 (2011) and $844 (2010)	930	930
Total investment securities	584,815	445,112
Loans, net of unearned income	1,132,534	1,192,840
Allowance for loan losses	(29,738)	(28,784)
Loans, net	1,102,796	1,164,056
Premises and equipment, net	39,719	39,612
Company-owned life insurance	27,004	28,791
Other intangibles, net	2,980	3,552
Other real estate owned	34,710	30,545
Other assets	41,154	41,969
Total assets	$1,931,684	$1,935,693
Liabilities
Deposits:
Noninterest bearing	$214,719	$206,887
Interest bearing	1,232,183	1,256,685
Total deposits	1,446,902	1,463,572
Term federal funds purchased and other short-term borrowings	64,666	47,409
Securities sold under agreements to repurchase and other long-term borrowings	195,904	203,239
Subordinated notes payable to unconsolidated trusts	48,970	48,970
Dividends payable	188	188
Other liabilities	21,941	22,419
Total liabilities	1,778,571	1,785,797
Shareholders’ Equity
Preferred stock, no par value 1,000,000 shares authorized; 30,000 Series A shares issued and outstanding at June 30, 2011 and December 31, 2010; Liquidation preference of $30,000	28,914	28,719
Common stock, par value $.125 per share 14,608,000 shares authorized; 7,426,914 and 7,411,676 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	928	926
Capital surplus	50,772	50,675
Retained earnings	68,947	68,678
Accumulated other comprehensive income	3,552	898
Total shareholders’ equity	153,113	149,896
Total liabilities and shareholders’ equity	$1,931,684	$1,935,693
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Income
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2011	2010	2011	2010
Interest Income
Interest and fees on loans	$15,701	$17,977	$31,881	$35,719
Interest on investment securities:
Taxable	3,906	4,683	7,276	9,382
Nontaxable	461	750	994	1,607
Interest on deposits in other banks	64	63	147	145
Interest of federal funds sold and securities purchased under agreements to resell	1	2	3	4
Total interest income	20,133	23,475	40,301	46,857
Interest Expense
Interest on deposits	3,772	5,995	7,719	12,697
Interest on federal funds purchased and other short-term borrowings	49	81	111	173
Interest on securities sold under agreements to repurchase and other long-term borrowings	1,984	2,616	3,982	5,253
Interest on subordinated notes payable to unconsolidated trusts	506	506	1,011	1,007
Total interest expense	6,311	9,198	12,823	19,130
Net interest income	13,822	14,277	27,478	27,727
Provision for loan losses	4,528	5,490	6,969	7,416
Net interest income after provision for loan losses	9,294	8,787	20,509	20,311
Noninterest Income
Service charges and fees on deposits	2,177	2,392	4,230	4,536
Allotment processing fees	1,356	1,421	2,685	2,789
Other service charges, commissions, and fees	1,062	1,219	2,091	2,340
Data processing income	271	380	535	727
Trust income	659	401	1,086	829
Investment securities gains, net	413	3,367	823	4,979
Gains on sale of mortgage loans, net	151	222	292	343
Income from company-owned life insurance	241	260	476	553
Other	10	207	15	263
Total noninterest income	6,340	9,869	12,233	17,359
Noninterest Expense
Salaries and employee benefits	6,870	6,762	13,635	13,858
Occupancy expenses, net	1,210	1,188	2,442	2,467
Equipment expenses	567	651	1,177	1,312
Data processing and communication expenses	1,199	1,425	2,427	2,868
Bank franchise tax	662	627	1,293	1,244
Deposit insurance expense	722	1,095	1,611	2,201
Correspondent bank fees	118	219	239	412
Amortization of intangibles	286	360	572	719
Other real estate expenses, net	1,935	992	2,615	2,664
Other	1,938	1,886	4,778	3,957
Total noninterest expense	15,507	15,205	30,789	31,702
Income before income taxes	127	3,451	1,953	5,968
Income tax (benefit) expense	(42)	610	739	1,182
Net income	169	2,841	1,214	4,786
Dividends and accretion on preferred shares	(473)	(466)	(945)	(932)
Net (loss) income available to common shareholders	$(304)	$2,375	$269	$3,854

Net (loss) income per common share, basic and diluted	$(.04)	$.32	$.04	$.52
Weighted average common shares outstanding, basic and diluted	7,420	7,384	7,416	7,382
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Comprehensive Income
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Net Income	$169	$2,841	$1,214	$4,786
Other comprehensive income:
Net unrealized holding gain on available for sale securities arising during the period on securities held at end of the period, net of tax of $1,753, $1,998, $1,661 and $2,315, respectively	3,255	3,710	3,084	4,300

Reclassification adjustment for prior period unrealized gain previously reported in other comprehensive income recognized during current period, net of tax of $63, $1,278, $295, and $1,452, respectively	(117)	(2,374)	(547)	(2,696)

Change in unfunded portion of postretirement benefit obligation, net of tax of $31, $31, $63, and $63, respectively	59	59	117	118

Other comprehensive income	3,197	1,395	2,654	1,722
Comprehensive Income	$3,366	$4,236	$3,868	$6,508
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Cash Flows
Six months ended June 30, (In thousands)	2011	2010
Cash Flows from Operating Activities
Net income	$1,214	$4,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,374	2,631
Net premium amortization of available for sale investment securities	1,551	763
Provision for loan losses	6,969	7,416
Noncash compensation expense	34	30
Mortgage loans originated for sale	(11,395)	(13,946)
Proceeds from sale of mortgage loans	12,574	15,107
Deferred income tax expense	1,684	1,723
Gain on sale of mortgage loans, net	(292)	(343)
Loss (gain) on disposal of premises and equipment, net	3	(15)
Net loss on sale and write downs of repossessed real estate	1,992	2,066
Net gain on sale of available for sale investment securities	(823)	(4,979)
Decrease in accrued interest receivable	43	1,340
Income from company-owned life insurance	(461)	(538)
Increase in other assets	(2,412)	(7,626)
Decrease in accrued interest payable	(259)	(822)
Decrease in other liabilities	(39)	(202)
Net cash provided by operating activities	12,757	7,391
Cash Flows from Investing Activities
Proceeds from maturities and calls of available for sale investment securities	65,886	108,805
Proceeds from sale of available for sale investment securities	64,300	158,289
Purchase of available for sale investment securities	(266,714)	(245,375)
Purchase of restricted stock investments		(331)
Net principal collected in excess of loans originated for investment	42,810	20,350
Proceeds from surrender of company-owned life insurance	2,248	8,567
Purchase of premises and equipment	(1,843)	(3,418)
Proceeds from sale of repossessed assets	4,437	9,165
Proceeds from sale of equipment	2	30
Net cash (used in) provided by investing activities	(88,874)	56,082
Cash Flows from Financing Activities
Net decrease in deposits	(16,670)	(109,535)
Net increase in federal funds purchased and other short-term borrowings	17,257	29,752
Repayments of securities sold under agreements to repurchase and other long-term debt	(7,335)	(5,388)
Dividends paid, common and preferred	(750)	(1,487)
Shares issued under employee stock purchase plan	65	79
Net cash used in financing activities	(7,433)	(86,579)
Net decrease in cash and cash equivalents	(83,550)	(23,106)
Cash and cash equivalents at beginning of year	182,056	218,336
Cash and cash equivalents at end of period	$98,506	$195,230
Supplemental Disclosures
Cash paid during the period for:
Interest	$13,082	$19,952
Income taxes	1,000	189
Transfers from loans to other real estate	10,594	7,885
Cash dividends payable, preferred	188	188
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Changes in Shareholders’ Equity
(In thousands, except per share data)						Accumulated
						Other	Total
Six months ended	Preferred	Common Stock		Capital	Retained	Comprehensive	Shareholders’
June 30, 2011 and 2010	Stock	Shares	Amount	Surplus	Earnings	Income	Equity
Balance at January 1, 2011	$28,719	7,412	$926	$50,675	$68,678	$898	$149,896
Net income					1,214		1,214
Other comprehensive income						2,654	2,654
Preferred stock dividends, $25.00 per share					(750)		(750)
Preferred stock discount accretion	195				(195)
Shares issued pursuant to employee stock purchase plan		15	2	63			65
Noncash compensation expense attributed to employee stock purchase plan				34			34
Balance at June 30, 2011	$28,914	7,427	$928	$50,772	$68,947	$3,552	$153,113

Balance at January 1, 2010	$28,348	7,379	$922	$50,476	$63,617	$3,864	$147,227
Net income					4,786		4,786
Other comprehensive income						1,722	1,722
Preferred stock dividends, $25.00 per share					(750)		(750)
Preferred stock discount accretion	182				(182)
Shares issued pursuant to employee stock purchase plan		14	2	77			79
Noncash compensation expense attributed to employee stock purchase plan				30			30
Balance at June 30, 2010	$28,530	7,393	$924	$50,583	$67,471	$5,586	$153,094
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

The Company provides financial services at its 36 locations in 23 communities throughout Central and Northern Kentucky to individual, business, agriculture, government, and educational customers. Its primary deposit products are checking, savings, and term certificate accounts.  Its primary lending products are residential mortgage, commercial lending, and installment loans. Substantially all loans and leases are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans and leases are expected to be repaid from cash flow from operations of businesses. Other services offered by the Company include, but are not limited to, cash management services, issuing letters of credit, safe deposit box rental, and providing funds transfer services.  Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions and federal funds sold.

Farmers Bank has served as the general depository for the Commonwealth of Kentucky for over 70 years and also provides investment and other services to the Commonwealth. The Company participated in the latest bidding process to continue providing banking services to the Commonwealth as its general depository. However, the Company learned in the first quarter of 2011 that the Commonwealth awarded its general depository services contract to a large multi-national bank. Farmers Bank held the previous contract which had an original termination date of June 30, 2011, but was extended through December 2011 whereby the Company will continue to provide services and assistance during the transition process. The impact of not retaining the general depository services contract of the Commonwealth is not expected to have a material impact on the Company’s results of operations, overall liquidity, or net cash flows, although gross cash flows such as for cash on hand, deposits outstanding, and short-term borrowings are expected to decrease.

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

3.  Recently Issued But Not Yet Effective Accounting Standards

Accounting Standards Codification (“ASC”) Topic 310, “Receivables”.  The Financial Accounting Standards Board (“FASB”) issued new accounting guidance under Accounting Standards Update (“ASU”) No. 2011-02 that clarifies which loan modifications constitute a troubled debt restructuring. The guidance is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In addition, this ASU ends the deferral of the activity-based disclosures about troubled debt restructurings included in ASU 2010-20.

In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately determine that each of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments to ASC Topic 310 clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties.

The new guidance is effective for the Company for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. Early application is permitted. The Company does not expect the new accounting guidance to have a material impact on its consolidated financial position or results of operations upon adoption, which will occur July 1, 2011.

ASC Topic 860, “Transfers and Servicing”. The FASB issued ASU No. 2011-03 which is intended to improve financial reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.

In typical repo transactions, an entity transfers financial assets to a counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future. Topic 860 prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repo agreements. That determination is based, in part, on whether the entity has maintained effective control over the transferred financial assets.

The amendments to this Topic are intended to improve the accounting for these transactions by removing from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets. The guidance in the ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company does not expect the amendments to this Topic to have a material impact on its consolidated financial position or results of operations upon adoption.

ASC Topic 820, “Fair Value Measurements and Disclosures”. The FASB issued ASU No. 2011-04 to provide converged guidance of the FASB and the International Accounting Standards Board (the “Boards”) on fair value measurement. The new guidance reflects the collective efforts of the Boards which have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards.

The amendments in this ASU are to be applied prospectively. For the Company, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company does not expect the amendments to this Topic to have a material impact on its consolidated financial position or results of operations upon adoption.

ASC Topic 220, “Comprehensive Income”. The FASB issued ASU No. 2011-05, which amends prior guidance by eliminating the option to present components of other comprehensive income in the statement of shareholders’ equity. Instead, the new guidance requires entities to present all nonowner changes in shareholders’ equity either as a single continuous statement of comprehensive income or as two separate, but consecutive statements. The amendments included in this ASU do not change which items must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

The amendments in this ASU are to be applied retrospectively. For the Company, the amendments are effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted. The Company does not expect the amendments to this Topic to have a material impact on its consolidated financial position or results of operations upon adoption.

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

Net income (loss) per common share computations were as follows for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2011	2010	2011	2010

Net income, basic and diluted	$169	$2,841	$1,214	$4,786
Preferred stock dividends and discount accretion	(473)	(466)	(945)	(932)
Net (loss) income available to common shareholders, basic and diluted	$(304)	$2,375	$269	$3,854

Average common shares outstanding, basic and diluted	7,420	7,384	7,416	7,382

Net (loss) income per common share, basic and diluted	$(.04)	$.32	$.04	$.52

For the three and six months ended June 30, 2011, options to purchase 24,049 common shares were excluded from the computation of net income (loss) per common share and options to purchase 28,049 common shares were excluded for the three and six months ended June 30, 2010 because they were antidilutive. There were 223,992 potential common shares associated with a warrant issued to the U.S. Treasury that were excluded from the computation of net income (loss) per common share for each of the periods presented because they were antidilutive.

5.  Fair Value Measurements

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

Available for sale investment securities are the Company’s only balance sheet item that meets the disclosure requirements for instruments measured at fair value on a recurring basis. Disclosures as of June 30, 2011 and December 31, 2010 are as follows:

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2011
U.S. Treasury securities	$49	$49
Obligations of U.S. government-sponsored entities	138,338		$138,338
Obligations of states and political subdivisions	67,453		67,453
Mortgage-backed securities – residential	370,180		370,180
Mortgage-backed securities – commercial	301		301
Money market mutual funds	147	147
Corporate debt securities	7,042		7,042
Equity securities	375	375
Total	$583,885	$571	$583,314	$ 0

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2010
U.S. Treasury securities	$1,044	$1,044
Obligations of U.S. government-sponsored entities	41,613		$41,613
Obligations of states and political subdivisions	74,799		74,799
Mortgage-backed securities – residential	319,930		319,930
Money market mutual funds	145	145
Corporate debt securities	6,606		6,606
Equity securities	45	45
Total	$444,182	$1,234	$442,948	$ 0

The Company is required to measure and disclose certain other assets and liabilities at fair value on a nonrecurring basis to comply with U.S. GAAP. The Company’s disclosure about assets and liabilities measured at fair value on a nonrecurring basis consists of impaired loans and other real estate owned (“OREO”).

Impaired loans were $162 million and $130 million at June 30, 2011 and year-end 2010, respectively. The amount of impaired loans at June 30, 2011 includes $24.1 million that were adjusted downward to their estimated fair value of $21.0 million for the six months ended June 30, 2011. Impaired loans at June 30, 2010 include $23.6 million that were adjusted downward to their estimated fair value of $21.9 million during the first six months of 2010. Impairment charges for the three and six months ended June 30, 2011 include $2.0 million and $3.1 million, respectively, related to impaired loans. For the three and six months ended June 30, 2010, impairment charges included $883 thousand and $1.7 million, respectively, related to impaired loans. Impairment charges on loans are recorded by either an increase to the provision for loan losses and related allowance or by direct loan charge-offs. The fair value of impaired loans with specific allocations of the allowance for loan losses is measured based on recent appraisals of the underlying collateral. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraisers take absorption rates into consideration and adjustments are routinely made in the appraisal process to identify differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

OREO includes properties acquired by the Company through actual loan foreclosures and is carried at fair value less estimated costs to sell. Fair value of OREO is generally based on third party appraisals of the property that includes comparable sales data and is considered as Level 3 inputs. If the carrying amount of the OREO exceeds fair value less estimated costs to sell, an impairment loss is recorded through expense. At June 30, 2011 and December 31, 2010 OREO was $34.7 million and $30.5 million, respectively. OREO at June 30, 2011 includes $13.3 million that was written down to its estimated fair value of $11.9 million in the current year, resulting in an impairment charge of $1.4 million included in earnings. OREO at June 30, 2010 includes $7.0 million that was written down to its estimated fair value of $5.5 million in the first six months of 2010, resulting in an impairment charge of $1.5 million. In addition to the impairment charges on OREO measured at fair value on a nonrecurring basis, net losses included in earnings from the sale of OREO were $257 thousand and $427 thousand for the three and six months ended June 30, 2011 compared to $119 thousand and $558 thousand for the same periods in 2010.

The following tables represent the carrying amount of assets measured at fair value on a nonrecurring basis and still held as of the dates indicated. Impaired loan amounts in the tables below exclude restructured loans since they are measured based on present value techniques, which are outside the scope of the fair value reporting framework.

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2011
Impaired Loans
Real estate-construction and land development	$10,286			$10,286
Real estate mortgage-residential	12,338			12,338
Real estate mortgage-farmland and other commercial enterprises	11,904			11,904
Commercial and industrial	111			111
Total-Impaired Loans	$34,639			$34,639

OREO
Real estate-construction and land development	$7,321			$7,321
Real estate mortgage-residential	1,047			1,047
Real estate mortgage-farmland and other commercial enterprises	3,524			3,524
Total-OREO	$11,892			$11,892

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2010
Impaired Loans
Real estate-construction and land development	$12,573			$12,573
Real estate mortgage-residential	10,376			10,376
Real estate mortgage-farmland and other commercial enterprises	9,331			9,331
Commercial and industrial	133			133
Consumer-secured	38			38
Total-Impaired Loans	$32,451			$32,451

OREO
Real estate-construction and land development	$12,381			$12,381
Real estate mortgage-residential	630			630
Real estate mortgage-farmland and other commercial enterprises	2,810			2,810
Total-OREO	$15,821			$15,821

The following table represents impairment charges recorded in earnings for the periods indicated on assets measured at fair value on a nonrecurring basis and still held at June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Impairment charges:
Impaired loans	$1,975	$883	$3,109	$1,693
OREO	1,190	558	1,419	1,501
Total	$3,165	$1,441	$4,528	$3,194

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows for the periods indicated.

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$98,506	$98,506	$182,056	$182,056
Investment securities:
Available for sale	583,885	583,885	444,182	444,182
Held to maturity	930	949	930	844
FHLB and similar stock	9,515	N/A	9,515	N/A
Loans, net	1,102,796	1,094,762	1,164,056	1,157,606
Accrued interest receivable	7,215	7,215	7,258	7,258

Liabilities
Deposits	1,446,902	1,453,572	1,463,572	1,470,277
Federal funds purchased and other short-term borrowings	64,666	64,666	47,409	47,409
Securities sold under agreements to repurchase and other long-term borrowings	195,904	212,267	203,239	219,709
Subordinated notes payable to unconsolidated trusts	48,970	26,380	48,970	27,234
Accrued interest payable	2,552	2,552	2,811	2,811

6.  Investment Securities

The following table summarizes the amortized costs and estimated fair value of the securities portfolio at June 30, 2011 and December 31, 2010. The summary is divided into available for sale and held to maturity investment securities.

	Amortized	Gross	Gross	Estimated
June 30, 2011 (In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$138,345	$265	$272	$138,338
Obligations of states and political subdivisions	66,204	1,535	286	67,453
Mortgage-backed securities – residential	363,178	8,158	1,156	370,180
Mortgage-backed securities – commercial	293	8		301
U.S. Treasury securities	49			49
Money market mutual funds	147			147
Corporate debt securities	7,789		747	7,042
Equity securities	375			375
Total securities – available for sale	$576,380	$9,966	$2,461	$583,885
Held To Maturity
Obligations of states and political subdivisions	$930	$19	$0	$949

	Amortized	Gross	Gross	Estimated
December 31, 2010 (In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$42,103	$58	$548	$41,613
Obligations of states and political subdivisions	75,004	923	1,128	74,799
Mortgage-backed securities – residential	314,799	7,527	2,396	319,930
U.S. Treasury securities	1,043	1		1,044
Money market mutual funds	145			145
Corporate debt securities	7,441		835	6,606
Equity securities	45			45
Total securities – available for sale	$440,580	$8,509	$4,907	$444,182
Held To Maturity
Obligations of states and political subdivisions	$930	$0	$86	$844

The amortized cost and estimated fair value of the securities portfolio at June 30, 2011, by contractual maturity, are detailed below. The summary is divided into available for sale and held to maturity securities. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are stated separately due to the nature of payment and prepayment characteristics of these securities, as principal is not due at a single date.

	Available For Sale		Held To Maturity
June 30, 2011 (In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$5,569	$5,623
Due after one year through five years	131,699	131,882
Due after five years through ten years	55,196	56,027
Due after ten years	20,070	19,497	$930	$949
Mortgage-backed securities	363,471	370,481
Total	$576,005	$583,510	$930	$949

Gross realized gains and losses on the sale of available for sale investment securities were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010

Gross realized gains	$413	$3,641	$826	$5,253
Gross realized losses		274	3	274
Net realized gains	$413	$3,367	$823	$4,979
Income tax provision related to net realized gains	$145	$1,178	$288	$1,743

Proceeds from sales and calls of available for sale investment securities	$80,902	$145,444	$125,235	$241,725

Investment securities with unrealized losses at June 30, 2011 and December 31, 2010 not recognized in income are presented in the tables below. The tables segregate investment securities that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or more. The tables also include the fair value of the related securities.

	Less than 12 Months		12 Months or More		Total
June 30, 2011 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$73,589	$272			$73,589	$272
Obligations of states and political subdivisions	9,423	163	$5,796	$123	15,219	286
Mortgage-backed securities – residential	123,140	1,156			123,140	1,156
Corporate debt securities			5,083	747	5,083	747
Total	$206,152	$1,591	$10,879	$870	$217,031	$2,461

	Less than 12 Months		12 Months or More		Total
December 31, 2010 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$32,000	$548			$32,000	$548
Obligations of states and political subdivisions	22,517	1,028	$5,733	$186	28,250	1,214
Mortgage-backed securities – residential	165,426	2,396			165,426	2,396
Corporate debt securities			4,989	835	4,989	835
Total	$219,943	$3,972	$10,722	$1,021	$230,665	$4,993

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

At June 30, 2011, the Company’s investment securities portfolio had gross unrealized losses of $2.5 million, a decrease of $2.5 million or 50.7% compared to year-end 2010. Of the total gross unrealized losses at June 30, 2011, $870 thousand or 35.4% relate to investments that have been in a continuous loss position for 12 months or more. Unrealized losses on corporate debt securities make up $747 thousand of the total unrealized loss on investment securities in a continuous loss position of 12 months or more. This represents an improvement of $88 thousand or 10.5% from year-end 2010.

Corporate debt securities in the Company’s investment securities portfolio at June 30, 2011 consist primarily of single-issuer trust preferred capital securities issued by a national and global financial services firm. Each of these securities is currently performing and the issuer of these securities continues to be rated as investment grade by major rating agencies. The unrealized loss on corporate debt securities is primarily attributed to the general decline in financial markets and illiquidity events that began in 2008 and is not due to adverse changes in the expected cash flows of the individual securities. Overall market declines, particularly of banking and financial institutions, are a result of significant stress throughout the regional and national economy that began during 2008 that, while continuing to improve, has not fully stabilized.

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

Investment securities with unrealized losses at June 30, 2011 are performing according to their contractual terms. The Company does not have the intent to sell these securities and likely will not be required to sell these securities before their anticipated recovery. The Company does not consider any of the securities to be impaired due to reasons of credit quality or other factors.

7.  Loans and Allowance for Loan Losses

Major classifications of loans outstanding are summarized in the following table.

(Dollars in thousands)	June 30, 2011	December 31, 2010

Real Estate:
Real estate – construction and land development	$141,601	$154,208
Real estate – residential	451,107	469,273
Real estate mortgage – farmland and other commercial enterprises	403,483	416,904
Commercial:
Commercial and industrial	54,470	57,029
States and political subdivisions	25,377	26,302
Lease financing	11,605	16,187
Other	21,516	25,628
Consumer:
Secured	16,662	22,607
Unsecured	7,471	5,925
Total loans	1,133,292	1,194,063
Less unearned income	(758)	(1,223)
Total loans, net of unearned income	$1,132,534	$1,192,840

Activity in the allowance for loan losses was as follows for the periods indicated.

(Dollars in thousands)	Real Estate	Commercial	Consumer	Total
Three months ended June 30, 2011
Balance, beginning of period	$24,609	$3,454	$959	$29,022
Provision for loan losses	4,438	31	59	4,528
Recoveries	15	41	68	124
Loans charged off	(3,630)	(157)	(149)	(3,936)
Balance, end of period	$25,432	$3,369	$937	$29,738

Six months ended June 30, 2011
Balance, beginning of period	$24,527	$3,260	$997	$28,784
Provision for loan losses	6,625	258	86	6,969
Recoveries	83	80	127	290
Loans charged off	(5,803)	(229)	(273)	(6,305)
Balance, end of period	$25,432	$3,369	$937	$29,738

(Dollars in thousands)	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010

Balance, beginning of period	$23,694	$23,364
Provision for loan losses	5,490	7,416
Recoveries	154	313
Loans charged off	(3,514)	(5,269)
Balance, end of period	$25,824	$25,824

The following table presents individually impaired loans by class of loans for the dates indicated.

June 30, 2011 (In thousands)	Recorded Investment	Unpaid Principal Balance	Allowance for Loan Losses Allocated
Impaired loans with no related allowance recorded:
Real Estate
Real estate – construction and land development	$28,043	$28,013
Real estate mortgage – residential	19,256	19,171
Real estate mortgage – farmland and other commercial enterprises	47,837	47,465
Commercial
Commercial and industrial	3,935	3,928
Total	$99,071	$98,577

Impaired loans with an allowance recorded:
Real Estate
Real estate – construction and land development	$27,607	$27,430	$2,643
Real estate mortgage – residential	17,622	17,565	1,276
Real estate mortgage – farmland and other commercial enterprises	17,720	17,682	919
Commercial
Commercial and industrial	436	434	323
Consumer
Secured	63	62	62
Total	$63,448	$63,173	$5,223

December 31, 2010 (In thousands)	Recorded Investment	Unpaid Principal Balance	Allowance for Loan Losses Allocated
Impaired loans with no related allowance recorded:
Real Estate
Real estate – construction and land development	$27,350	$27,298
Real estate mortgage – residential	13,103	13,059
Real estate mortgage – farmland and other commercial enterprises	17,895	17,864
Commercial
Commercial and industrial	14	14
Total	$58,362	$58,235

Impaired loans with an allowance recorded:
Real Estate
Real estate – construction and land development	$31,529	$31,452	$2,793
Real estate mortgage – residential	20,147	19,986	2,051
Real estate mortgage – farmland and other commercial enterprises	19,897	19,810	824
Commercial
Commercial and industrial	447	444	310
Consumer
Secured	93	93	55
Total	$72,113	$71,785	$6,033

The recorded investment column in the tables above excludes immaterial amounts attributed to net deferred loan costs.

(In thousands)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Average of individually impaired loans:
Real Estate
Real estate – construction and land development	$54,107	$56,041
Real estate mortgage – residential	40,513	35,914
Real estate mortgage – farmland and other commercial enterprises	62,088	67,566
Commercial
Commercial and industrial	4,553	4,434
Consumer
Secured	112	74
Total average of impaired loans	$161,373	$164,029

Interest income recognized during impairment:
Real Estate
Real estate – construction and land development	$183	$524
Real estate mortgage – residential	479	830
Real estate mortgage – farmland and other commercial enterprises	360	1,467
Commercial
Commercial and industrial	58	108
Consumer
Secured		3
Total interest income recognized during impairment	$1,080	$2,932

Cash-basis interest income recognized:
Real Estate
Real estate – construction and land development	$150	$379
Real estate mortgage – residential	335	688
Real estate mortgage – farmland and other commercial enterprises	648	1,305
Commercial
Commercial and industrial	52	102
Consumer
Secured		2
Total cash-basis interest income recognized	$1,185	$2,476

For the year ended December 31, 2010, the average of individually impaired loans was $120 million. Interest income recognized on impaired loans for 2010 was $4.0 million and cash-basis interest income recognized was $3.9 million. Amounts for 2010 do not include the same level of detail as presented in the table above since expanded disclosure requirements did not take effect until 2011.

The following tables present the balance of the allowance for loan losses and the recorded investment in loans by portfolio segment based on the impairment method as of June 30, 2011 and December 31, 2010.

June 30, 2011 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$4,838	$323	$62	$5,223
Collectively evaluated for impairment	20,851	2,850	814	24,515
Total ending allowance balance	$25,689	$3,173	$876	$29,738

Loans
Loans individually evaluated for impairment	$157,326	$4,362	$62	$161,750
Loans collectively evaluated for impairment	838,865	107,848	24,071	970,784
Total ending loan balance, net of unearned income	$996,191	$112,210	$24,133	$1,132,534

December 31, 2010 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$5,668	$310	$55	$6,033
Collectively evaluated for impairment	18,859	2,950	942	22,751
Total ending allowance balance	$24,527	$3,260	$997	$28,784

Loans
Loans individually evaluated for impairment	$129,469	$458	$93	$130,020
Loans collectively evaluated for impairment	910,916	123,465	28,439	1,062,820
Total ending loan balance, net of unearned income	$1,040,385	$123,923	$28,532	$1,192,840

Loans in the tables above exclude immaterial amounts attributed to accrued interest receivable.

The following tables present the recorded investment in nonperforming loans by class of loans as of June 30, 2011 and December 31, 2010.

June 30, 2011 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate:
Real estate – construction and land development	$30,742	$18,400
Real estate mortgage – residential	15,639	4,546
Real estate mortgage – farmland and other commercial enterprises	16,468	9,295
Commercial:
Commercial and industrial	577
Lease financing	212
Consumer:
Secured	85
Unsecured	14		$3
Total	$63,737	$32,241	$3

December 31, 2010 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate:
Real estate – construction and land development	$35,893	$16,793
Real estate mortgage – residential	10,728	9,147	$28
Real estate mortgage – farmland and other commercial enterprises	6,528	11,038
Commercial:
Commercial and industrial	627
Lease financing	50		9
Other	31
Consumer:
Secured	109
Unsecured	5		5
Total	$53,971	$36,978	$42

The tables above exclude immaterial amounts attributed to net deferred loan costs and accrued interest receivable.

The Company has allocated $2,861,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2011.  The Company has committed to lend additional amounts totaling up to $23,000 to customers with outstanding loans that are classified as troubled debt restructurings.

The tables below present an age analysis of past due loans 30 days or more by class of loans as of June 30, 2011 and December 31, 2010. Past due loans that are also classified as nonaccrual are included in their respective past due category.

June 30, 2011 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate:
Real estate – construction and land development	$220	$15,868	$16,088	$125,513	$141,601
Real estate mortgage – residential	6,777	7,215	13,992	437,115	451,107
Real estate mortgage – farmland and other commercial enterprises	728	14,940	15,668	387,815	403,483
Commercial:
Commercial and industrial	138	401	539	53,931	54,470
States and political subdivisions				25,377	25,377
Lease financing, net	623	212	835	10,012	10,847
Other	50		50	21,466	21,516
Consumer:
Secured	162	51	213	16,449	16,662
Unsecured	57	5	62	7,409	7,471
Total	$8,755	$38,692	$47,447	$1,085,087	$1,132,534

December 31, 2010 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate:
Real estate – construction and land development	$394	$23,418	$23,812	$130,396	$154,208
Real estate mortgage – residential	5,187	7,167	12,354	456,919	469,273
Real estate mortgage – farmland and other commercial enterprises	1,595	6,266	7,861	409,043	416,904
Commercial:
Commercial and industrial	194	538	732	56,297	57,029
States and political subdivisions				26,302	26,302
Lease financing, net	276	59	335	14,629	14,964
Other	114	3	117	25,511	25,628
Consumer:
Secured	145	102	247	22,360	22,607
Unsecured	69	12	81	5,844	5,925
Total	$7,974	$37,565	$45,539	$1,147,301	$1,192,840

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

	Real Estate			Commercial
June 30, 2011 (In thousands)	Real Estate-Construction and Land Development	Real Estate Mortgage-Residential	Real Estate Mortgage-Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Lease Financing	Other
Credit risk profile by internally assigned rating grades:
Pass	$77,334	$390,682	$312,590	$46,343	$25,377	$10,640	$20,485
Special Mention	2,556	18,876	20,590	2,760			1,031
Substandard	58,906	39,935	64,757	5,189		207
Doubtful	2,805	1,614	5,546	178
Total	$141,601	$451,107	$403,483	$54,470	$25,377	$10,847	$21,516

	Real Estate			Commercial
December 31, 2010 (In thousands)	Real Estate-Construction and Land Development	Real Estate Mortgage-Residential	Real Estate Mortgage-Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Lease Financing	Other
Credit risk profile by internally assigned rating grades:
Pass	$79,535	$407,317	$341,684	$52,961	$26,302	$14,905	$24,360
Special Mention	14,180	18,858	31,747	2,531			1,199
Substandard	57,477	41,704	37,938	1,255		59	69
Doubtful	3,016	1,394	5,535	282
Total	$154,208	$469,273	$416,904	$57,029	$26,302	$14,964	$25,628

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the consumer loans outstanding based on payment activity as of June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
	Consumer		Consumer
(In thousands)	Secured	Unsecured	Secured	Unsecured
Credit risk profile based on payment activity:
Performing	$16,577	$7,443	$22,498	$5,915
Nonperforming	85	28	109	10
Total	$16,662	$7,471	$22,607	$5,925

Each of the two preceding tables exclude immaterial amounts attributed to accrued interest receivable.

8.  Other Real Estate Owned

OREO was as follows as of the date indicated.

(In thousands)	June 30, 2011	December 31 2010
Construction and land development	$20,764	$18,016
Residential real estate	6,112	3,203
Farmland and other commercial enterprises	7,834	9,326
Total	$34,710	$30,545

OREO activity for the six months ended June 30, 2011 and 2010 was as follows:

Six months ended June 30, (In thousands)	2011	2010
Beginning balance	$30,545	$31,232
Transfers from loans	10,594	7,885
Proceeds from sales	(4,437)	(9,165)
Loss on sales	(427)	(558)
Write downs and other decreases, net	(1,565)	(1,832)
Ending balance	$34,710	$27,562

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

The regulatory ratios of the consolidated Company and its subsidiary banks were as follows for the dates indicated.

	June 30, 2011			December 31, 2010
	Tier 1 Risk-based Capital1	Total Risk-based Capital1	Tier 1 Leverage2	Tier 1 Risk-based Capital1	Total Risk-based Capital1	Tier 1 Leverage2
Consolidated	16.05%	17.32%	9.80%	15.35%	16.61%	9.39%
Farmers Bank	15.92	17.19	8.91	15.59	16.86	8.55
First Citizens Bank	12.89	13.73	8.53	12.76	13.50	8.46
United Bank	13.40	14.67	8.56	12.91	14.18	8.24
Citizens Northern	12.17	13.42	8.41	11.42	12.68	8.04

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

At June 30, 2010, Farmers Bank had a Tier 1 Leverage ratio of 7.98% and a Total Risk-based Capital ratio of 15.78%. Subsequent to June 30, 2010, the Parent Company injected into Farmers Bank an additional $200 thousand in capital in order to raise its Tier 1 Leverage ratio to 8.0% to comply with the Memorandum. At June 30, 2011 Farmers Bank had a Tier 1 Leverage ratio of 8.91% and a Total Risk-based Capital ratio of 17.19%.

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

United Bank

As a result of an examination conducted in late July and early August of 2009, the Federal Deposit Insurance Corporation (“FDIC”) proposed United Bank enter into a Cease and Desist Order (“Order”) primarily as a result of its level of nonperforming assets.  The Order requires United Bank to obtain written consent prior to declaring or paying the Parent Company a cash dividend and achieve and maintain a Tier 1 Leverage ratio of 8.0% by June 30, 2010 and a Total Risk-based Capital ratio of 12% immediately.   Subsequent to the Order, the Parent Company injected $10.5 million from its reserves into United Bank. In April 2010, the Parent Company injected an additional $1.9 million of capital into United Bank to bring its Tier 1 Leverage ratio up to the minimum 7.75% as of March 31, 2010 as required by the Order.  At June 30, 2010, United Bank had a Tier 1 Leverage ratio of 8.06% and a Total Risk-based Capital ratio of 14.12%. At June 30, 2011, United Bank had a Tier 1 Leverage ratio of 8.56% and a Total Risk-based Capital ratio of 14.67%.

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

Citizens Northern

Citizens Northern was the subject of a regularly scheduled examination by the KDFI which was completed in late May 2010.  As a result of this examination, the KDFI and the FDIC on September 8, 2010 entered into a Memorandum with Citizens Northern.  The Memorandum requires that Citizens Northern obtain written consent prior to declaring or paying a dividend and to increase Tier 1 Leverage ratio to equal or exceed 7.5% prior to September 30, 2010 and to achieve and maintain Tier 1 Leverage ratio to equal or exceed 8.0% prior to December 31, 2010.  In December 2010, the Parent Company injected $250 thousand of capital into Citizens Northern to bring its Tier 1 Leverage ratio up to 8.04% as of year-end 2010.  At June 30, 2011, Citizens Northern had a Tier 1 Leverage ratio of 8.41% and a Total Risk-based Capital ratio of 13.42%.

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

At the Parent Company and at each of its bank subsidiaries, the Company believes it is adequately addressing all issues of the regulatory agreements to which it is subject. However, only the respective regulatory agencies can determine if compliance with the applicable regulatory agreements have been met. The Company and its subsidiary banks are in compliance with the requirements identified in the regulatory agreements as of June 30, 2011, with the exception that the level of substandard loans at Farmers Bank exceed its target amount by $6.3 million. The level of substandard loans at Farmers Bank was in excess of its target amount due mainly to the addition of one credit relationship during the first quarter of 2011 in the amount of $7.1 million. Regulators continue to monitor the Company’s progress and compliance with the agreements through periodic on-site examinations, regular communications, and quarterly data analysis. The results of these examinations and communications show satisfactory progress toward meeting the requirements included in the regulatory agreements.

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

10.  Uncertain Tax Position

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

RESULTS OF OPERATIONS

Second Quarter 2011 Compared to Second Quarter 2010

The Company reported net income of $169 thousand for the quarter ended June 30, 2011, which represents a net loss of $.04 per common share after factoring in preferred stock dividends. This compares to net income of $2.8 million or $.32 per common share for the second quarter a year ago. A summary of the quarterly comparison follows.

▪
The $2.7 million or $.36 per common share decrease in net income for the second quarter of 2011 compared to the same quarter a year ago is mainly the result of lower net interest income of $455 thousand or 3.2%, a $3.5 million or 35.8% decrease in noninterest income, and an increase in noninterest expense of $302 thousand or 2.0%. A decrease in the provision for loan losses of $962 thousand or 17.5% and lower income taxes of $652 thousand positively impacted net income in the quarterly comparison.

▪
Total interest income decreased $3.3 million or 14.2% as interest income on loans was $2.3 million or 12.7% lower in the quarterly comparison. Interest income on loans decreased as outstanding loan balances have declined, nonperforming loans remain elevated, and the overall interest rate environment continues near historic lows.

▪
Total interest expense decreased $2.9 million or 31.4% in the comparison, led by a $2.2 million or 37.1% decrease in interest expense on deposits. Interest expense on deposits and other borrowings have trended downward primarily as a result of the overall low interest rate environment and a strategic decision to reduce certain higher-rate time deposits.

▪
Net interest margin was 3.18% in the current quarter, an increase of 6 basis points from 3.12% in the second quarter a year ago. Net interest spread was 2.93%, up 2 basis points compared to 2.91%. The increase in net interest margin and spread during a period while net interest income declined is reflective of the Company’s overall balance sheet realignment strategy and focused effort to reduce its cost of funds.

▪
The $3.5 million decrease in noninterest income occurred over a broad range of line items, but was mainly due to lower securities gains of $3.0 million or 87.7%. The Company periodically sells investment securities in response to its overall asset/liability management strategy to lock in gains, increase yield, and/or enhance its capital position as opportunities occur.

▪
The $302 thousand increase in noninterest expense was driven by $943 thousand or 95.1% higher expenses related to repossessed real estate properties. Impairment charges on repossessed real estate were $1.3 million in the current quarter, an increase of $780 thousand compared to the second quarter a year ago.

▪
Improvements in noninterest expense in the comparison primarily include lower deposit insurance expense of $373 thousand or 34.1% and a decrease in data processing and communications expense of $226 thousand or 15.9%. Deposit insurance expense decreased mainly due to the change in the FDIC’s assessment base and rate structure that went into effect in the current quarter. The decrease in data processing and communication expense is mainly due to additional costs related to the merger of two of the Company’s bank subsidiaries during the second quarter of 2010 combined with expenses associated with a now defunct rewards program processed through an unrelated third party.

▪
The $962 thousand decrease in the provision for loan losses is attributed mainly to the overall decrease in net loans outstanding of $105 million or 8.5% at June 30, 2011 compared to a year earlier. In addition, nonperforming loans improved $2.9 million or 2.9% at June 30, 2011 compared to a year earlier.

▪
The Company recorded an income tax benefit of $42 thousand in the current quarter compared to income tax expense in the amount of $610 thousand in the same quarter of 2010. The effective income tax rate for the second quarter of 2010 was 17.7%. The effective income tax rate for the current quarter is not meaningful.

▪	Return on average assets (“ROA”) and equity (“ROE”) was .03% and .44%, respectively, for the current quarter compared to .53% and 7.51% for the same quarter a year ago.

Net Interest Income

The overall interest rate environment at June 30, 2011, as measured by the Treasury yield curve, was mainly lower when compared to year-end 2010. Shorter-term yields for three and six-month maturities decreased 11 basis points and 8 basis points, respectively. Longer-term maturities decreased 19, 25, and 13 basis points for the 3, 5, and 10 year maturity periods while the 30-year bond edged upward 4 basis points. The overall rate environment remains near historic lows which makes managing the Company’s net interest margin very challenging. At June 30, 2011 the short-term federal funds target interest rate was between zero and 0.25%, unchanged since December 2008. The overall trend in market interest rates for the quarters ended June 30, 2011 and June 30, 2010 is also downward similar to that of the current year to date period.

Net interest income was $13.8 million for the three months ended June 30, 2011, a decrease of $455 thousand or 3.2% from $14.3 million in the same period a year earlier. The decrease in net interest income is attributed mainly to a $3.3 million or 14.2% decrease in interest income, primarily on loans, which was partially offset by a $2.9 million or 31.4% decrease in interest expense, primarily on deposits. The decrease in total interest income and interest expense is attributed to both rate and volume declines of interest earning assets and interest paying liabilities and reflects the Company’s overall balance sheet realignment strategy combined with a lower interest rate environment compared to a year ago. The Company is generally earning and paying less interest from its earning assets and funding sources as the average rates earned and paid have decreased. This includes repricing of variable and floating rate assets and liabilities that have reset to net overall lower amounts since their previous repricing date as well as activity related to new earning assets and funding sources. Additionally, available funds have been invested more in lower yielding investment securities or cash equivalents in the absence of high quality loan demand.

Interest income and interest expense related to nearly all line items of the Company’s earning assets and interest paying liabilities have declined in the quarterly comparison. Total interest income was $20.1 million for the second quarter of 2011, a decrease of $3.3 million or 14.2% compared to the same quarter of 2010. The decrease in interest income is made up of lower interest on loans of $2.3 million or 12.7% and lower interest on investment securities of $1.1 million or 19.6%. The decrease in interest on loans was driven primarily by a $107 million or 8.5% decrease in average volume and, to a lesser extent, a decrease in the average rate earned of 26 basis points to 5.6% from 5.8%. For investment securities, the decrease in interest income is mainly driven by a lower average rate earned which has declined as reinvested funds from sold, matured, or called bonds have repriced downward in a lower interest rate environment. For taxable investment securities, the average rate earned was 3.2% in the current quarter, a decrease of 86 basis points compared to 4.0% in the same quarter a year ago. The average rate earned on nontaxable investment securities was 4.5% and 5.1% in the current quarter and year-ago quarter, respectively, a decrease of 59 basis points.

Total interest expense was $6.3 million in the second quarter of 2011. This represents a decrease of $2.9 million or 31.4% compared to $9.2 million in the second quarter of 2010. The decrease in interest expense was driven by lower interest expense on deposits of $2.2 million or 37.1% due mainly to falling rates. The average rate paid on interest bearing deposit accounts was 1.2% in the current three months, a decrease of 54 basis points compared to 1.8% for the second quarter a year earlier. Interest expense on time deposits, the largest component of interest expense on deposits, was the main driver of the lower interest expense. Interest expense on time deposits decreased $2.1 million or 38.8%, led by a 68 basis point lower average rate paid to 1.9%. Volume declines of $142 million or 16.9% also contributed to the decrease in interest expense on time deposits to a lesser extent. The lower average rate paid on deposits is a result of an overall lower interest rate environment and the Company’s action to more aggressively reprice certain higher-rate maturing time deposits downward or by allowing them to mature without renewing. Interest expense on long-term borrowings decreased $632 thousand or 20.2% due primarily to a lower average balance outstanding of $66.1 million or 21.2% that was driven by the maturity of long-term repurchase agreements of $50 million which occurred during the fourth quarter of 2010.

The net interest margin on a taxable equivalent basis increased 6 basis points to 3.18% during the second quarter of 2011 compared to 3.12% in the second quarter of 2010.  The increase in net interest margin was positively impacted by a 2 basis point increase in the spread between the average rate earned on earning assets and the average rate paid on interest bearing liabilities to 2.93% in the current quarter from 2.91% for the same quarter of 2010. The impact of noninterest bearing sources of funds contributed an additional four basis points to net interest margin in the comparison. Net interest margin and spread have increased despite a decline in net interest income which is reflective of the Company’s overall balance sheet realignment strategy and focused effort to reduce its cost of funds. The Company expects its net interest margin to remain relatively flat in the near term according to internal modeling using expectations about future market interest rates, the maturity structure of the Company’s earning assets and liabilities, and other factors. Future results could be significantly different than expectations.

The following tables present an analysis of net interest income for the quarterly periods ended June 30.

Distribution of Assets, Liabilities and Shareholders’ Equity:  Interest Rates and Interest Differential
Three Months Ended June 30,	2011			2010
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities
Taxable	$496,046	$3,906	3.16%	$466,901	$4,683	4.02%
Nontaxable1	59,852	677	4.54	85,852	1,098	5.13
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	102,764	65	0.25	106,754	65	.24
Loans1,2,3	1,144,035	15,916	5.58	1,250,667	18,206	5.84
Total earning assets	1,802,697	$20,564	4.58%	1,910,174	$24,052	5.05%
Allowance for loan losses	(29,181)			(23,774)
Total earning assets, net of allowance for loan losses	1,773,516			1,886,400
Nonearning Assets
Cash and due from banks	16,842			82,766
Premises and equipment, net	39,336			38,825
Other assets	126,960			141,949
Total assets	$1,956,654			$2,149,940
Interest Bearing Liabilities
Deposits
Interest bearing demand	$260,577	$94	0.14%	$261,118	$125	.19%
Savings	292,375	350	0.48	271,475	431	.64
Time	696,935	3,328	1.92	838,957	5,439	2.60
Federal funds purchased and other short-term borrowings	42,097	49	0.47	41,461	81	.78
Securities sold under agreements to repurchase and other long-term borrowings	245,483	2,490	4.07	311,621	3,122	4.02
Total interest bearing liabilities	1,537,467	$6,311	1.65%	1,724,632	$9,198	2.14%
Noninterest Bearing Liabilities
Commonwealth of Kentucky deposits	1,092			1,599
Other demand deposits	215,780			211,007
Other liabilities	48,225			60,894
Total liabilities	1,802,564			1,998,132
Shareholders’ equity	154,090			151,808
Total liabilities and shareholders’ equity	$1,956,654			$2,149,940
Net interest income		14,253			14,854
TE basis adjustment		(431)			(577)
Net interest income		$13,822			$14,277
Net interest spread			2.93%			2.91%
Impact of noninterest bearing sources of funds			.25			.21
Net interest margin			3.18%			3.12%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
2Loan balances include principal balances on nonaccrual loans.
3Loan fees included in interest income amounted to $286 thousand and $415 thousand in 2011 and 2010, respectively.

Analysis of Changes in Net Interest Income (tax equivalent basis)
(In thousands)	Variance	Variance Attributed to
Three Months Ended June 30,	2011/2010	1	Volume	Rate

Interest Income
Taxable investment securities	$(777)	$1,639	$(2,416)
Nontaxable investment securities2	(421)	(305)	(116)
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	(10)	10
Loans2	(2,290)	(1,504)	(786)
Total interest income	(3,488)	(180)	(3,308)
Interest Expense
Interest bearing demand deposits	(31)	(31)
Savings deposits	(81)	186	(267)
Time deposits	(2,111)	(830)	(1,281)
Federal funds purchased and other short-term borrowings	(32)	8	(40)
Securities sold under agreements to repurchase and other long-term borrowings	(632)	(892)	260
Total interest expense	(2,887)	(1,528)	(1,359)
Net interest income	$(601)	$1,348	$(1,949)
Percentage change	100.0%	-224.3%	324.3%

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

The provision for loan losses for the quarter ended June 30, 2011 was $4.5 million, a decrease of $962 thousand or 17.5% compared to $5.5 million for the same quarter of 2010. The allowance for loan losses as a percentage of outstanding loans (net of unearned income) was 2.63% at June 30, 2011 compared to 2.41% and 2.09% at year-end 2010 and June 30, 2010, respectively. The decrease in the provision for loan losses is attributed mainly to an overall decrease in net loans outstanding of $105 million or 8.5% at June 30, 2011 compared to June 30, 2010. The application of historical loss rates to a smaller base of loans has resulted in a lower provision for loan losses in the comparison. The decrease in net loans outstanding combined with the provision for loan losses that have exceeded net charge-offs has resulted in an increase in the ratio of the allowance for loan losses to net loans outstanding.

In addition to the impact of lower net loans outstanding, the provision for loan losses in the quarterly comparison improved as a result of a decrease in nonperforming loans of $2.9 million or 2.9% at June 30, 2011 compared to a year earlier. Loans past due 30-89 days were $6.1 million at June 30, 2011, a decrease of $6.1 million or 50% compared to $12.2 million a year earlier. For the second quarter of 2011, loans past due 30-89 days decreased $8.2 million or 57.3%. In the second quarter a year ago, loans past due 30-89 days increased $721 thousand or 6.3% to $12.2 million. Impaired loans, while $33.1 million or 25.7% higher at June 30, 2011 compared to a year earlier, decreased in the current quarter by $2.6 million or 1.6% to $162 million. Impaired loans totaling $63.2 million at June 30, 2011 had specific reserve allocations of $5.2 million or 8.3%. At June 30, 2010, impaired loans of $68.2 million had specific reserve allocations of $6.5 million or 9.5%. The decrease in specific reserve allocations related to impaired loans is attributed mainly to charge-offs totaling $1.5 million in the aggregate on two separate real estate construction projects.

Net charge-offs were $3.8 million in the current quarter, an increase of $452 thousand or 13.5% compared to $3.4 million for the second quarter of 2010. Of the $3.8 million in net charge-offs in the current quarter, $2.2 million is attributed to two credit relationships, $1.4 million related to commercial real estate property and $810 thousand  secured by multiple residential real estate properties. On an annualized basis, quarterly net charge-offs were 1.33% of average loans outstanding for the second quarter of 2011 compared to 1.08% for the second quarter of 2010.

Noninterest Income

Noninterest income was $6.3 million for the second quarter of 2011, a decrease of $3.5 million or 35.8% compared to $9.9 million for the second quarter a year ago. Nearly all noninterest income categories declined in the comparison, but the overall decrease in noninterest income was due mainly to lower net gains on the sale of investment securities of $3.0 million or 87.7%. The Company periodically sells investment securities in response to its overall asset/liability management strategy to lock in gains, increase yield, and/or enhance its capital position as opportunities occur.

Other notable decreases in the quarterly comparison include service charges and fees on deposits of $215 thousand or 9.0%, non-deposit service charges, commissions, and fees of $157 thousand or 12.9%, and data processing fees of $109 thousand or 28.7%. In addition, the second quarter of 2010 includes a $107 thousand gain on the sale of repossessed equipment with no similar transaction in the current quarter.

The $215 thousand decrease in service charges and fees on deposits is mainly due to lower fees related to overdraft/insufficient funds transactions of $203 thousand or 12.7% which is due to a lower volume of transactions. The $157 thousand decrease in non-deposit service charges, commissions, and fees is due mainly to lower custodial safekeeping fees of $173 thousand or 97.2% and relates to a custodial services contract that expired at the end of the second quarter of 2010 and was not renewed. The $109 thousand decrease in data processing fees was driven by lower processing volumes mainly attributed to a decrease from unemployment insurance transactions. Data processing fees have also declined as a result of an increase in paperless payment transactions related to the Commonwealth of Kentucky’s WIC program. The Company recorded $291 thousand in data processing fees for calendar year 2010 related to this program. WIC related data processing income was $50 thousand for the second quarter of 2011, a decrease of $25 thousand or 33.7% from the second quarter of 2010. WIC revenues will continue to decline for the Company as the WIC program progresses in its transition to a paperless payment method which will be processed by an unrelated third party. The transition is currently expected to be completed during the fourth quarter of 2011 or the first quarter of 2012. In addition, data processing revenues will decline on a go forward basis due to the absence of the general depository contract with the Commonwealth as described elsewhere within this report. The Company earned $198 thousand in related data processing revenue for the three months ended June 30, 2011. This is expected to decline to approximately $150 thousand for the second half of 2011, but will fluctuate commensurate with related transaction volumes. The decrease in expected future data processing revenues related to the general depository contract will be partially offset by noninterest expense reductions spread over multiple line item categories. The estimated net impact to earnings is not material.

Trust fee income was $659 thousand for the second quarter of 2011, an increase of $258 thousand or 64.3% compared to the same quarter a year ago. The increase in trust income is due to both an increase related to higher managed asset values along with accrual refinements resulting in a one-time increase in the amount of $165 thousand in the current quarter.

Noninterest Expense

Total noninterest expenses were $15.5 million for the second quarter of 2011, an increase of $302 thousand or 2.0% compared to $15.2 million for the second quarter of 2010. Reductions in many noninterest expense categories continue to occur, but a $943 thousand or 95.1% increase in expenses related to repossessed real estate properties resulted in an overall higher noninterest expense amount in the comparison.

Expenses related to repossessed real estate were $1.9 million for the second quarter of 2011 compared to $1.0 million in the same quarter of 2010. The $943 thousand increase in repossessed real estate expenses is attributed mainly to higher impairment charges of $780 thousand in the current quarter. Impairment charges relate to writing down a repossessed property’s book value to its fair value less estimated costs to sell. The Company recorded impairment charges of $1.3 million in the current quarter, including $770 thousand related to three separate properties. Two of these properties represent real estate construction properties that were written down $437 thousand in the aggregate. The third property was written down $333 thousand and consists of commercial real estate.

Salaries and employee benefits were $6.9 million in the current quarter, up $108 thousand or 1.6% compared to the second quarter of 2010. The increase in salaries and employee benefits is due to higher benefit costs in the amount of $106 thousand or 9.2%. The higher benefit costs were mainly attributed to an increase associated with the Company’s self insured health insurance plan which correlates with higher medical claims.

The more significant decreases in noninterest expense amounts in the quarterly comparison include lower deposit insurance of $373 thousand or 34.1%, a decrease in data processing and communications expense of $226 thousand or 15.9%, and lower correspondent banking fees of $101 thousand or 46.1%. Deposit insurance expense decreased mainly due to changes in the FDIC’s assessment base and rate structure that went into effect in the current quarter. The decrease in data processing and communication expense is mainly due to additional costs related to the merger of two of the Company’s bank subsidiaries during the second quarter of 2010 combined with expenses associated with a now defunct rewards program processed through an unrelated third party. Correspondent banking fees declined as a result of a custodial services contract that expired at the end of the second quarter of 2010 and was not renewed.

Amortization of intangible assets, which relate to customer lists and core deposits from prior acquisitions, decreased $74 thousand or 20.6% in the quarterly comparison. Amortization of intangible assets is decreasing as a result of amortization schedules that allocate a higher amount of amortization in the earlier periods following an acquisition consistent with how the assets are used.

Income Taxes

The Company recorded an income tax benefit of $42 thousand in the current quarter compared to income tax expense in the amount of $610 thousand in the same quarter of 2010. The effective income tax rate for the second quarter of 2010 was 17.7%. The effective income tax rate in the current quarter is not meaningful.

First Six Months of 2011 Compared to First Six Months of 2010

Net income for the first six months of 2011 was $1.2 million or $.04 per common share compared to $4.8 million or $.52 per common share for the same six-month period of 2010. A summary of the six-month comparison follows.

▪
The $3.6 million or $.48 per common share decrease in net income for the six months ending June 30, 2011 compared to the first six months of 2010 is primarily the result of lower net gains on the sale of investment securities of $4.2 million or 83.5%.

▪
Net interest income decreased $249 thousand or .9% as a $6.6 million decrease in interest income was nearly offset by lower interest expense of $6.3 million. Net interest margin was 3.18% for the first six months of 2011, an increase of 15 basis points from 3.03% in the same period a year ago. Net interest spread was 2.94%, up 10 basis points compared to 2.84%. The increase in net interest margin and spread while net interest income declined is reflective of the Company’s overall balance sheet realignment strategy and focused effort to reduce its cost of funds.

▪
The provision for loan losses decreased $447 thousand or 6.0% in the current six months compared to a year earlier. The decrease is attributed mainly to the overall decrease in net loans outstanding of $105 million or 8.5% at June 30, 2011 compared to a year earlier.

▪
The $4.2 million decrease in gains on the sale of investment securities was part of an overall decrease in noninterest income of $5.1 million in the six month comparison. Decreases in other noninterest income occurred across a wide range of line items led by lower service charges and fees on deposits of $306 thousand or 6.7%, non-deposit service charges, commissions, and fees of $249 thousand or 10.6%, and data processing fees of $192 thousand. Trust fee income was up $257 thousand due to both an increase related to higher managed asset values along with accrual refinements resulting in a one-time increase in the amount of $165 thousand in the current period.

▪
Total noninterest expenses decreased $913 thousand or 2.9% and were represented by decreases over a wide range of line items. Deposit insurance expense decreased $590 thousand or 26.8% mainly due to the change in the FDIC’s assessment base and rate structure that went into effect in the second quarter of 2011. Data processing and communication expenses decreased $441 thousand or 15.4% mainly due to additional costs related to the merger of two of the Company’s bank subsidiaries during the second quarter of 2010 combined with expenses associated with a now defunct rewards program processed through an unrelated third party. Salaries and employee benefits decreased $223 thousand or 1.6% due primarily to a smaller workforce.

▪
Included in noninterest expenses in the first six months of 2011 are two non-routine losses in the aggregate amount of $1.0 million recorded in the first quarter in which no corresponding amount was recorded in the comparable period of a year ago. These losses relate to a fraudulent transaction on a deposit account involving one of the Company’s customers and a write-down attributed to uncollectible amounts of property tax receivables at the Company’s leasing subsidiary.

▪
Income tax expense decreased $443 thousand or 37.5% in the comparison and is mainly attributed to a decrease in the effective tax rate. The effective tax rate, after adjusting for the $449 thousand tax expense recorded in the first quarter of 2011 as described later under the caption “Income Taxes”, was 14.8% compared to 19.8% for the same period a year ago.

▪	ROA and ROE was .13% and 1.60%, respectively, for the current six months compared to .45% and 6.39% for the first six months of a year ago.

Net Interest Income

Net interest income was $27.5 million for the first six months of 2011, a decrease of $249 thousand or 0.9% compared to $27.7 million for the same period of 2010. The decrease in net interest income is attributed mainly to a $6.6 million or 14.0% decrease in interest income, mainly from loans, which was partially offset by a $6.3 million or 33.0% decrease in interest expense, primarily on deposits. Similar to that of the three month comparison, the decrease in total interest income and interest expense in the six month comparison is attributed to both rate and volume declines of interest earning assets and interest paying liabilities and reflects the Company’s overall balance sheet realignment strategy combined with a lower overall interest rate environment. The Company is generally earning and paying less interest from its earning assets and funding sources as the average rates earned and paid have decreased. This includes repricing of variable and floating rate assets and liabilities that have reset to net overall lower amounts since their previous repricing date as well as activity related to new earning assets and funding sources. Additionally, available funds have been invested more in lower yielding investments securities or cash equivalents in the absence of high quality loan demand.

Both interest income and interest expense amounts have declined in nearly all categories of the Company’s earning assets and interest paying liabilities in the six month comparison. Total interest income was $40.3 million for the first six months of 2011, a decrease of $6.6 million or 14.0% compared to the first six months of 2010. The decrease in interest income is made up of lower interest on loans of $3.8 million or 10.7% and lower interest on investment securities of $2.7 million or 24.7%. The decrease in interest on loans was driven primarily by a $98.7 million or 7.8% decrease in average volume and, to a lesser extent, a decrease in the average rate earned of 18 basis points to 5.6% from 5.8%. For investment securities, the decrease in interest income is mainly driven by a lower average rate earned which has declined as reinvested funds from sold, matured, or called bonds have repriced downward in a lower interest rate environment. For taxable investment securities, the average rate earned was 3.3% in the current six months, a decrease of 95 basis points compared to 4.2% in the first six months of a year ago. The average rate earned on nontaxable investment securities was 4.7% and 5.2% in the first six months of 2011 and 2010, respectively, a decrease of 56 basis points.

Total interest expense was $12.8 million for the first six months of 2011. This represents a decrease of $6.3 million or 33.0% compared to $19.1 million for the same six months of 2010. The decrease in interest expense was driven by lower interest expense on deposits of $5.0 million or 39.2% due mainly to falling rates. The average rate paid on interest bearing deposit accounts was 1.2% in the current six months, a decrease of 58 basis points compared to 1.8% for the first six months of 2010. Interest expense on time deposits, the largest component of interest expense on deposits, was the main driver of the lower interest expense. Interest expense on time deposits decreased $4.7 million or 40.8%, led by a 72 basis point lower average rate paid to 2.0%. Volume declines of $164 million or 18.9% also contributed to the decrease in interest expense on time deposits to a lesser extent. The lower average rate paid on deposits is a result of a lower rate environment and the Company’s action to more aggressively reprice certain higher-rate maturing time deposits downward or by allowing them to mature without renewing. Interest expense on long-term borrowings decreased $1.3 million or 20.2% due primarily to a lower average balance outstanding of $65.8 million or 21.0% that was driven by the maturity of long-term repurchase agreements of $50 million which occurred during the fourth quarter of 2010.

The net interest margin on a taxable equivalent basis increased 15 basis points to 3.18% for the first six months of 2011 compared to 3.03% in the first six months of 2010.  The increase in net interest margin was positively impacted by a 10 basis point increase in the spread between the average rate earned on earning assets and the average rate paid on interest bearing liabilities to 2.94% in the current six months from 2.84% for the first six months of 2010. The impact of noninterest bearing sources of funds contributed an additional five basis points to net interest margin in the comparison. Net interest margin and spread have increased despite a decline in net interest income which is reflective of the Company’s overall balance sheet realignment strategy and focused effort to reduce its cost of funds. The Company expects its net interest margin to remain relatively flat in the near term according to internal modeling using expectations about future market interest rates, the maturity structure of the Company’s earning assets and liabilities, and other factors. Future results could be significantly different than expectations.

The following tables present an analysis of net interest income for the six months ended June 30.

Distribution of Assets, Liabilities and Shareholders’ Equity:  Interest Rates and Interest Differential
Six Months Ended June 30,	2011			2010
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities
Taxable	$451,933	$7,276	3.25%	$450,992	$9,382	4.20%
Nontaxable1	62,976	1,462	4.68	90,426	2,350	5.24
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	129,186	150	0.23	129,593	149	.23
Loans1,2,3	1,158,774	32,315	5.62	1,257,453	36,181	5.80
Total earning assets	1,802,869	$41,203	4.61%	1,928,464	$48,062	5.03%
Allowance for loan losses	(29,060)			(23,742)
Total earning assets, net of allowance for loan losses	1,773,809			1,904,722
Nonearning Assets
Cash and due from banks	18,538			88,231
Premises and equipment, net	39,314			38,820
Other assets	125,706			137,041
Total assets	$1,957,367			$2,168,814
Interest Bearing Liabilities
Deposits
Interest bearing demand	$260,703	$188	0.15%	$266,800	$269	.20%
Savings	289,080	702	0.49	268,278	892	.67
Time	703,724	6,829	1.96	867,363	11,536	2.68
Federal funds purchased and other short-term borrowings	44,093	111	0.51	45,337	173	.77
Securities sold under agreements to repurchase and other long-term borrowings	248,037	4,993	4.06	313,843	6,260	4.02
Total interest bearing liabilities	1,545,637	$12,823	1.67%	1,761,621	$19,130	2.19%
Noninterest Bearing Liabilities
Commonwealth of Kentucky deposits	709			2,184
Other demand deposits	211,598			207,081
Other liabilities	46,708			46,946
Total liabilities	1,804,652			2,017,832
Shareholders’ equity	152,715			150,982
Total liabilities and shareholders’ equity	$1,957,367			$2,168,814
Net interest income		28,380			28,932
TE basis adjustment		(902)			(1,205)
Net interest income		$27,478			$27,727
Net interest spread			2.94%			2.84%
Impact of noninterest bearing sources of funds			.24			.19
Net interest margin			3.18%			3.03%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
2Loan balances include principal balances on nonaccrual loans.
3Loan fees included in interest income amounted to $519 thousand and $777 thousand in 2011 and 2010, respectively.

Analysis of Changes in Net Interest Income (tax equivalent basis)
(In thousands)	Variance	Variance Attributed to
Six Months Ended June 30,	2011/2010	1	Volume	Rate

Interest Income
Taxable investment securities	$(2,106)	$60	$(2,166)
Nontaxable investment securities2	(888)	(657)	(231)
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	1	1
Loans2	(3,866)	(2,770)	(1,096)
Total interest income	(6,859)	(3,366)	(3,493)
Interest Expense
Interest bearing demand deposits	(81)	(7)	(74)
Savings deposits	(190)	173	(363)
Time deposits	(4,707)	(1,942)	(2,765)
Federal funds purchased and other short-term borrowings	(62)	(5)	(57)
Securities sold under agreements to repurchase and other long-term borrowings	(1,267)	(1,450)	183
Total interest expense	(6,307)	(3,231)	(3,076)
Net interest income	$(552)	$(135)	$(417)
Percentage change	100.0%	24.5%)	75.5%

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2011 was $7.0 million, a decrease of $447 thousand or 6.0% compared to $7.4 million for the same six months of 2010. The allowance for loan losses as a percentage of outstanding loans (net of unearned income) was 2.63% at June 30, 2011 compared to 2.41% and 2.09% at year-end 2010 and June 30, 2010, respectively. The decrease in the provision for loan losses is attributed mainly to an overall decrease in net loans outstanding of $105 million or 8.5% at June 30, 2011 compared to June 30, 2010. The application of historical loss rates to a smaller base of loans has resulted in a lower provision for loan losses in the comparison. The decrease in net loans outstanding combined with the provision for loan losses that have exceeded net charge-offs has resulted in an increase in the ratio of the allowance for loan losses to net loans outstanding.

In addition to the impact of lower net loans outstanding, the provision for loan losses in the six month comparison improved as a result of a much smaller increase in nonperforming loans in the current six month period compared to a year ago. Nonperforming loans increased $5.0 million or 5.5% in the first six months of 2011 which compares to an increase of $22.5 million or 29.5% in the first six months of 2010. Total nonperforming loans were $96.0 million at June 30, 2011, a decrease of $2.9 million or 2.9% compared to $98.9 million at June 30, 2010. Loans past due 30-89 days were $6.1 million at June 30, 2011, a decrease of $6.1 million or 50% compared to $12.2 million a year earlier. For the first six months of 2011, loans past due 30-89 days decreased $545 thousand or 8.2%. In the first six months of 2010, loans past due 30-89 days decreased $12.0 million or 49.7% to $12.2 million. Impaired loans were $162 million at June 30, 2011, an increase of $33.1 million or 25.7% compared to a year earlier. During the first six months of 2011, impaired loans increased $31.7 million or 24.4% compared to an increase of $20.2 million or 18.6% for the same six months of 2010. Impaired loans totaling $63.2 million at June 30, 2011 had specific allocations of $5.2 million or 8.3%. At June 30, 2010, impaired loans of $68.2 million had specific allocations of $6.5 million or 9.5%. The decrease in specific allocations related to impaired loans is attributed mainly to charge-offs totaling $1.5 million in the aggregate on two separate real estate construction projects.

Net charge-offs were $6.0 million in the first six months of 2011, an increase of $1.1 million or 21.4% compared to $5.0 million for the first six months of 2010. Of the $6.0 million in net charge-offs for 2011, $3.2 million is attributed to four credit relationships secured by real estate properties. Of the $3.2 million larger charge-offs, $1.5 million represents two credits secured by residential real estate, $1.4 million represents one credit secured by commercial real estate, and $293 thousand represents one credit secured by real estate construction property. On an annualized basis, net charge-offs were 1.05% of average loans outstanding for the first six months of 2011 compared to .79% for the first six months of 2010.

Noninterest Income

Noninterest income was $12.2 million for the first six months of 2011, a decrease of $5.1 million or 29.5% compared to $17.4 million for the same period of 2010. Nearly all noninterest income categories decreased in the comparison, driven by lower net gains on the sale of investment securities of $4.2 million or 83.5%. The Company periodically sells investment securities in response to its overall asset/liability management strategy to lock in gains, increase yield, and/or enhance its capital position as opportunities occur.

Service charges and fees on deposits were $4.2 million in the current six months, a decrease of $306 thousand or 6.7% compared to the first six months of 2010. The decrease in service charges and fees on deposits is mainly due to lower fees related to overdraft/insufficient funds transactions of $301 thousand or 10.0%, which is due to lower transaction volume. Non-deposit service charges, commissions, and fees were $2.1 million for the current six months or $249 thousand lower than the first six months of 2010. The decrease is due mainly to lower custodial safekeeping fees of $277 thousand or 96.8% and relates to a custodial services contract that expired at the end of the second quarter of 2010 and was not renewed.

Data processing fees were $535 thousand for the current six months, down $192 thousand or 26.4% compared to a year ago. The decrease in data processing fees was driven by lower processing volumes mainly attributed to a decrease from unemployment insurance transactions. Data processing fees have also declined as a result of an increase in paperless payment transactions related to the Commonwealth of Kentucky’s WIC program. The Company recorded $291 thousand in data processing fees for calendar year 2010 related to this program. Data processing income from WIC was $106 thousand for the first six months of 2011, a decrease of $43 thousand or 28.9% from the first six months of 2010. WIC revenues will continue to decline for the Company as the WIC program progresses in its transition to a paperless payment method which will be processed by an unrelated third party. The transition is currently expected to be completed during the fourth quarter of 2011 or the first quarter of 2012. In addition, data processing revenues will decline on a go forward basis due to the absence of the general depository contract with the Commonwealth as described elsewhere within this report. The Company earned $383 thousand in related data processing revenue for the six months ended June 30, 2011. This is expected to decline to approximately $150 thousand for the second half of 2011, but will fluctuate commensurate with related transaction volumes. The decrease in expected future data processing revenues related to the general depository contract will be partially offset by noninterest expense reductions spread over multiple line item categories. The estimated net impact to earnings is not material.

Allotment processing fees were $2.7 million for the first six months of 2011, a decrease of $104 thousand or 3.7% compared to the same period of the prior year. The decrease in allotment processing fees is mainly due to the Company no longer processing a related ancillary product. This product began to be phased out in the second quarter of 2010 and was fully eliminated during the second quarter of 2011. The decrease in fees related to this service was $107 thousand or 83.7% in the six month comparison.

The decrease in other noninterest income includes $107 thousand related to a gain on the sale of repossessed equipment recorded during the second quarter of 2010. No such transaction occurred during the first six months of 2011.

Trust fee income was $1.1 million for the first six months of 2011, an increase of $257 thousand or 31.0% compared to the first six months of 2010. The increase in trust income is due to both an increase related to higher managed asset values along with accrual refinements resulting in a one-time increase in the amount of $165 thousand in the second quarter of 2011.

Noninterest Expense

Total noninterest expenses were $30.8 million for the first six months of 2011, a decrease of $913 thousand or 2.9% compared to $31.7 million for the first six months of 2010. Reductions in noninterest expenses occurred in all line items with the exception of a relatively small uptick in bank franchise taxes of $49 thousand or 3.9% and the inclusion of two non-routine transactions resulting in losses that were recorded in other noninterest expenses totaling $1.0 million that occurred during the first quarter of 2011. One of the transactions was related to a fraudulent transaction on a deposit account involving one of the Company’s customers totaling $700 thousand. The other transaction relates to a loss of $303 thousand related to a write-down of uncollectible amounts of property tax receivables at the Company’s leasing subsidiary.

The more significant decreases in noninterest expense amounts in the six month comparison include lower deposit insurance of $590 thousand or 26.8%, a decrease in data processing and communications expense of $441 thousand or 15.4%, and lower salaries and employee benefits of $223 thousand or 1.6%. Deposit insurance expense decreased mainly due to changes in the FDIC’s assessment base and rate structure that went into effect in the second quarter of 2011. The decrease in data processing and communication expense is mainly due to additional costs related to the merger of two of the Company’s bank subsidiaries during the second quarter of 2010 combined with expenses associated with a now defunct rewards program processed through an unrelated third party. The decrease in salaries and employee benefits is due mainly to a smaller workforce. The average number of full time equivalent employees was 515 for the first six months of 2011, a decrease of 19 compared to 534 for the same period a year ago. The reduction in full time equivalent employees is mainly attributed to attrition combined with the impact of operational efficiencies gained from internal consolidations.

Correspondent banking fees were $239 thousand in the current six months, a decrease of $173 thousand or 42.0% as a result of a custodial services contract that expired at the end of the second quarter of 2010 and was not renewed. Amortization of intangible assets was $572 thousand in the current period, a decrease of $147 thousand or 20.4% in the six month comparison. The decrease in amortization of intangible assets is a result of amortization schedules that allocate a higher amount of amortization in the earlier periods following an acquisition consistent with how the assets are used. Equipment expenses were $1.2 million for the current six months, a decrease of $135 thousand or 10.3% compared to a year ago driven mainly by a decrease in depreciation expense. Depreciation expense has decreased in the comparison as a result of a relatively low amount of net additions to the Company’s fixed assets. A decrease in depreciation expense on existing fixed assets exceeded the amount of depreciation expense related to net new fixed assets in the comparison.

Income Taxes

Income tax expense was $739 thousand for the first six months of 2011, a decrease of $443 thousand or 37.5% compared to the first six months of 2010 and is mainly attributed to a decrease in the effective tax rate. The effective tax rate, after adjusting for the $449 thousand additional income tax expense recorded in the first quarter of 2011 as described below, was 14.8% compared to 19.8% for the same period a year ago.

As a result of an unfavorable tax situation concerning one of its tax-exempt customers, the Company recorded $449 thousand in income tax expense during the first quarter of 2011 upon learning that this customer had received notification that the Internal Revenue Service intends to issue an adverse ruling to the customer regarding the qualified status of their debt arrangement with the Company. The loan contract contains provisions that the customer will indemnify the Company for any penalties, taxes, or interest thereon for which the Company becomes liable as a result of a determination of taxability. The Company intends to exercise its rights under the contract; however, due to the contingent nature of the indemnification provisions, the Company will not record the effects of the indemnification until it is realized. Additional information related to this matter is set forth in Note 24 of the Company’s 2010 audited consolidated financial statements and Note 10 of the Company’s June 30, 2011 unaudited consolidated financial statements included in this Form 10-Q. Furthermore, a lower effective income tax rate resulted in a tax benefit for the current quarter.

FINANCIAL CONDITION

Total assets were $1.9 billion at June 30, 2011, a decrease of $4.0 million or 0.2% from year-end 2010. Although total assets were relatively unchanged in the comparison, certain groupings within the total experienced fluctuations. Cash and cash equivalents were $98.5 million at June 30, 2011, a decrease of $83.6 million or 45.9% compared to year-end 2010. Loans (net of unearned income) were $1.1 billion, a decrease of $60.3 million or 5.1% in the comparison. Investment securities were $585 million at June 30, 2011, up $140 million or 31.4%.

The decrease in cash and cash equivalents reflects the Company’s overall lower net funding position combined with the opportunity to redeploy excess liquidity into higher yielding investment securities in the absence of high quality loan demand. The decrease in loans reflects the lack of high quality loan demand the Company seeks as it continues a cautious and measured approach to new lending while working to reduce its high level of nonperforming assets. This has resulted in principal repayments on existing loans or loans transferred into other real estate through foreclosure that has exceeded new loans. The increase in investment securities has increased as loan volume has declined.

Total liabilities were $1.8 billion at June 30, 2011, a decrease of $7.2 million or 0.4% compared to December 31, 2010. Deposits decreased $16.7 million or 1.1% while net borrowed funds increased $9.9 million or 3.3%. Interest bearing deposits, primarily those of time deposits, decreased $24.5 million or 1.9% partially offset by an increase in noninterest bearing deposits of $7.8 million or 3.8%. Net borrowed funds increased mainly due to higher short-term borrowings of $17.3 million or 36.4% as a result of activity related to the Commonwealth of Kentucky. Such activity can fluctuate significantly from day to day.

Shareholders’ equity was $153 million at June 30, 2011 compared to $150 million at year-end 2010. This represents an increase of $3.2 million or 2.1% from year-end 2010 and is attributed mainly to a $2.5 million increase in the unrealized gain (net of tax) on available for sale securities included in other comprehensive income.

Management of the Company considers it noteworthy to understand the relationship between Farmers Bank & Capital Trust Company (“Farmers Bank”) and the Commonwealth of Kentucky.  Farmers Bank provides various services to state agencies of the Commonwealth. As the depository for the Commonwealth, checks are drawn on Farmers Bank by these agencies, which include paychecks and state income tax refunds.  Farmers Bank also processes vouchers of the WIC (Women, Infants and Children) program for the Cabinet for Human Resources. Therefore, reviewing average balances is important to understanding the financial condition of the Company as daily deposit balances can fluctuate significantly as a result of Farmers Bank’s relationship with the Commonwealth.

As has been previously disclosed, the Company submitted a bid to the Commonwealth to continue providing banking services as the general depository for the Commonwealth. The Company learned in the first quarter of 2011 that the Commonwealth awarded its general depository services contract to a large multi-national bank. The Company held the previous contract which had an original termination date of June 30, 2011. This contract was extended through December 2011 whereby the Company will continue to provide services and assistance during the transition process. The Company is committed to facilitating a smooth transition with the Commonwealth and its employees. The impact of not retaining the general depository services contract of the Commonwealth is not expected to have a material impact on the Company’s results of operations, overall liquidity, or net cash flows, although gross cash flows such as for cash on hand, deposits outstanding, and short-term borrowings are expected to decrease.

On an average basis, total assets were $2.0 billion for the first six months of 2011, a decrease of $144 million or 6.9% from the year-ended December 31, 2010 average. Average assets decreased mainly as a result of the Company’s overall balance sheet realignment strategy to improve its net interest margin, nonperforming asset levels, capital ratios, and overall profitability. Average earning assets decreased $90.9 million or 4.8% from year-end 2010. Average earning assets were 92.1% and 90.1% of total average assets for the first six months of 2011 and the year 2010, respectively. Average loans, net of unearned income, decreased $77.4 million or 6.3% in the comparison. Average investment securities decreased $9.1 million or 1.7% while temporary investments were down $4.4 million or 3.3%. Deposits averaged $1.5 billion for the six months ended June 30, 2011, a decrease of $83.0 million or 5.4% from the prior year-end average. Average interest bearing deposit balances declined $85.0 million or 6.3% in the comparison led by a decrease in time deposits of $104 million or 12.9% partially offset by higher savings deposits of $17.0 million or 6.2%.

Temporary Investments

Temporary investments consist of interest bearing deposits in other banks and federal funds sold and securities purchased under agreements to resell. The Company uses these funds in the management of liquidity and interest rate sensitivity. At June 30, 2011, temporary investments were $73.8 million, a decrease of $84.0 million from $158 million at year-end 2010.

On an average basis, temporary investments were $129 million during the first six months of 2011, a decrease of $4.4 million or 3.3% compared with $134 million from year-end 2010. The overall decrease is a result of the Company’s overall net funding position combined with the opportunity to redeploy cash equivalents into higher yielding investment securities in the absence of high quality loan demand.

Investment Securities

The investment securities portfolio is comprised primarily of U.S. government-sponsored agency securities, residential mortgage-backed securities, and tax-exempt securities of states and political subdivisions. Substantially all of the Company’s investment securities are designated as available for sale. Total investment securities were $585 million at June 30, 2011, an increase of $140 million or 31.4% compared to $445 million at year-end 2010. Investment securities have increased as high quality loan demand has declined. The Company has also been able to move balances from lower earning temporary investments to higher yielding investment securities while liquidity has remained stable and adequate to meet its needs.

At June 30, 2011, the Company holds $5.8 million amortized cost amounts of single-issuer trust preferred capital securities of a global and national financial services firm with an estimated fair value of $5.1 million. These securities had an estimated fair value of $5.0 million at year-end 2010, an improvement of $94 thousand or 1.9%. These securities continue to perform according to contractual terms and the issuer of these securities is rated as investment grade by major rating agencies. The Company does not intend to sell these securities nor does the Company believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company believes these securities are not impaired due to reasons of credit quality or other factors, but rather the unrealized loss is primarily attributed to general uncertainties in the financial markets and market volatility. The Company believes that it will be able to collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will continue to recover as they approach their maturity dates.

Loans

Loans, net of unearned income, were $1.1 billion at June 30, 2011, a decrease of $60.3 million or 5.1% from year-end 2010. The Company continues to take a measured and cautious approach to loan originations as it continues to refine the composition of its balance sheet and work through high levels of nonperforming loans and other assets. Nonperforming loans increased sharply in the fourth quarter of 2009 and into the first quarter of 2010 as a result of the lingering effects of one of the most severe recessions in recent history and, while they have declined relative to their peak in the first quarter of 2010, have remained elevated since that time.

The composition of the loan portfolio is summarized in the table below.

	June 30, 2011		December 31, 2010
(Dollars in thousands)	Amount	%	Amount	%

Commercial, financial, and agriculture	$101,363	9.0%	$108,959	9.1%
Real estate – construction	141,601	12.5	154,208	12.9
Real estate mortgage - residential	451,107	39.8	469,273	39.3
Real estate mortgage - farmland and other commercial enterprises	403,483	35.6	416,904	35.0
Installment	24,133	2.1	28,532	2.4
Lease financing	10,847	1.0	14,964	1.3
Total	$1,132,534	100.0%	$1,192,840	100.0%

On average, loans represented 64.3% of earning assets for the current six month period, a decrease of 100 basis points compared to 65.3% for year-end 2010. Average loans represent a lower percentage of earning assets due to a lower average outstanding balance that makes up for a significant portion of the overall reduction in average total earning assets. As loan demand fluctuates, the available funds are reallocated between loans and temporary investments or investment securities, which typically involve a decrease in credit risk and lower yields.

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

In general, the allowance for loan losses and related provision for loan losses increase as the relative level of nonperforming and impaired loans increase. However, other factors impact the amount of the allowance for loan losses such as the Company’s historical loss experience, the borrowers’ financial condition, general economic conditions, and other risk factors as described in the Company’s most recent annual report on Form 10-K.

The allowance for loan losses was $29.7 million or 2.63% of outstanding loans (net of unearned income) at June 30, 2011. This compares to $28.8 million or 2.41% of net loans outstanding at year-end 2010. The increase in the allowance for loan losses as a percentage of net loans outstanding from year-end 2010 is the result of the provision for loan losses exceeding net charge-offs by $954 thousand or 15.9% combined with a $60.3 million or 5.1% decrease in loans outstanding (net of unearned income). The increase in the allowance for loan losses from year-end 2010 was driven by a $5.0 million or 5.5% increase in the level of nonperforming loans, higher overall impaired loans, and elevated levels of recent historical net charge-offs. As a percentage of nonperforming loans, the allowance for loan losses was 31.0% and 31.6% at June 30, 2011 and year-end 2010, respectively.

Although the amount of nonperforming loans has increased $5.0 million or 5.5% at June 30, 2011 compared to year-end 2010, the allowance for loan losses as a percentage of nonperforming loans decreased 65 basis points to 31.0%. The allowance for loan losses as a percentage of nonperforming loans at June 30, 2011 compared to year-end 2010 remained relatively unchanged mainly due to the makeup of nonperforming loans. The $5.0 million increase in nonperforming loans since year-end 2010 was driven mainly by higher nonaccrual loans of $9.8 million or 18.1% partially offset by lower restructured loans of $4.7 million or 12.8%. The increase in nonaccrual loans includes five larger-balance credits that total $12.2 million with no specific allowance allocation as determined by comprehensive loan review analysis. The $12.2 million of larger-balance credits with no specific allowance allocation includes four credits totaling $7.6 million that had previous charge-off amounts of $2.8 million.

While certain data indicates that economic recovery in the U.S. is continuing at a moderate pace, the Company’s high level of nonperforming and impaired loans is driven by overall weaknesses that remain in the general economy stemming from one of the most severe recessions in many decades. Investment in nonresidential structures is still weak, and the overall housing sector continues to be depressed. Inflation has ticked up in recent months, but long-term inflation expectations remain stable. Labor markets continue to be weak with elevated unemployment rates. For the Company, the economic conditions in recent quarters have resulted in higher stress in the real estate development portion of its lending portfolio.

Nonperforming Loans

Nonperforming loans consist of nonaccrual loans, accruing restructured loans, and loans 90 days or more past due and still accruing interest.  In general, the accrual of interest on loans is discontinued when it is determined that the collection of interest or principal is doubtful, or when a default of interest or principal has existed for 90 days or more, unless such loan is well secured and in the process of collection. Restructured loans occur when a lender, because of economic or legal reasons related to a borrower’s financial difficulty, grants a concession to the borrower that it would not otherwise consider. Restructured loans typically include a reduction of the stated interest rate or an extension of the maturity date, among other possible concessions. The Company gives careful consideration to identifying which of its challenged credits merit a restructuring of terms that it believes will result in maximum loan repayments and mitigate possible losses. Cash flow projections are carefully scrutinized prior to restructuring any credits; past due credits are typically not granted concessions.

Nonperforming loans were $96.0 million at June 30, 2011, an increase of $5.0 million or 5.5% compared to $91.0 million at year-end 2010. The high level of nonperforming loans is a result of ongoing weaknesses in the overall economy that continues to strain the Company and many of its customers, particularly real estate development lending. Nonperforming loans were as follows at June 30, 2011 and December 31, 2010 and are presented by loan class.

Nonperforming Loans
(In thousands)	June 30, 2011	December 31, 2010
Nonaccrual Loans
Real Estate:
Real estate-construction and land development	$30,742	$35,893
Real estate mortgage-residential	15,639	10,728
Real estate mortgage-farmland and other commercial enterprises	16,468	6,528
Commercial:
Commercial and industrial	577	627
Lease financing	212	50
Other		31
Consumer:
Secured	85	109
Unsecured	14	5
Total nonaccrual loans	$63,737	$53,971

Restructured Loans
Real Estate:
Real estate-construction and land development	$18,400	$16,793
Real estate mortgage-residential	4,546	9,147
Real estate mortgage-farmland and other commercial enterprises	9,295	11,038
Total restructured loans	$32,241	$36,978

Past Due 90 Days or More and Still Accruing
Real Estate:
Real estate mortgage-residential		$28
Commercial:
Lease financing		9
Consumer:
Unsecured	$3	5
Total past due 90 days or more and still accruing	$3	$42

Total nonperforming loans	$95,981	$90,991

Ratio of total nonperforming loans to total loans (net of unearned income)	8.5%	7.6%

Nonaccrual loans make up the largest component of nonperforming assets. Such loans were $63.7 million at June 30, 2011, an increase of $9.8 million or 18.1% compared to $54.0 million at year-end 2010. The increase in nonaccrual loans was driven by six unrelated credits in the aggregate amount of $13.8 million of which $8.9 million is secured by commercial real estate, $2.8 million secured by real estate construction properties, and $2.0 million secured by residential real estate. Property securing $2.8 million of the increase in nonaccrual credits are under contract to be sold at various dates through the fourth quarter at net selling prices that approximate current outstanding loan amounts. Partially offsetting the $13.8 million higher-balance credits added to nonaccrual was $5.6 million of collateral of higher-balance credits that was repossessed by the Company and $3.2 million that was restructured into new loans. Of the $5.6 million related to higher-balance repossessed credits, $4.4 million represents real estate construction properties and $1.2 million represents residential real estate. The $3.2 million higher-balance restructured amount that was previously nonaccrual represents real estate construction properties to multiple related borrowers.

Restructured loans were $32.2 million at June 30, 2011, a decrease of $4.7 million or 12.8% compared to the year-end 2010 amount of $37.0 million. Restructured loans include two larger-balance credits totaling $3.9 million in the aggregate that were added during the first six months of 2011. Offsetting these two additions were three larger-balance credits totaling $7.1 million that are no longer classified as restructured loans. Of this total, $3.8 million represents one credit whereby the Company received principal payments of $1.1 million, recorded charge-offs of $1.1 million, and reclassified $1.5 million as nonaccrual. The remaining two other larger-balance credits consist of one credit in the amount of $2.2 million that was classified as nonaccrual and the payoff of another credit in the amount of $1.1 million.

The Company’s comprehensive risk-grading and loan review program includes a review of loans to assess risk and assign a grade to those loans, a review of delinquencies, and an assessment of loans for needed charge-offs or placement on nonaccrual status. The Company had loans in the amount of $131 million and $127 million at June 30, 2011 and year-end 2010, respectively, which were performing but considered potential problem loans and are not included in the nonperforming loan totals in the table above. These loans, however, are considered in establishing an appropriate allowance for loan losses. The balance outstanding for potential problem credits is mainly a result of ongoing weaknesses in the overall economy that continue to strain the Company and many of its customers, particularly real estate development lending. Potential problem loans include a variety of borrowers and are secured primarily by real estate. At June 30, 2011 the five largest potential problem credits were $32.3 million in the aggregate compared to $35.9 million at year-end 2010 and secured by various types of real estate including commercial, construction properties, and residential real estate development.

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

Other Real Estate

Other real estate owned (“OREO”) includes real estate properties acquired by the Company through foreclosure. At June 30, 2011 OREO was $34.7 million, an increase of $4.2 million or 13.6% compared to $30.5 million at year-end 2010. The net increase in OREO during the first six months of 2011 is due mainly to the Company taking possession of real estate in the amount of $6.2 million securing six separate larger-balance credit relationships, $5.6 million of which was previously classified in nonaccrual loans. Of the $6.2 million larger-balance real estate repossessions during the first six months of 2011, $4.4 million represents construction/land development projects, $1.2 million represents residential real estate, and $676 thousand represents commercial real estate properties. The Company sold three larger-balance repossessed properties in the first six months of 2011 which reduced the amount of OREO by $2.0 million.

Deposits

A summary of the Company’s deposits is as follows for the periods indicated.

	End of Period			Average
(In thousands)	June 30, 2011	December 31, 2010	Difference	(Six Months) June 30, 2011	(Twelve Months) December 31, 2010	Difference
Noninterest Bearing
Commonwealth	$257	$643	$(386)	$709	$1,347	$(638)
Other	214,462	206,244	8,218	211,598	209,020	2,578
Total	$214,719	$206,887	$7,832	$212,307	$210,367	$1,940

Interest Bearing
Demand	$251,103	$259,569	$(8,466)	$260,703	$258,674	$2,029
Savings	293,142	283,272	9,870	289,080	272,080	17,000
Time	687,938	713,814	(25,876)	703,724	807,730	(104,006)
Total	$1,232,183	$1,256,655	$(24,472)	$1,253,507	$1,338,484	$(84,977)

Total Deposits	$1,446,902	$1,463,542	$(16,640)	$1,465,814	$1,548,851	$(83,037)

As it has previously disclosed, the Company submitted a bid to the Commonwealth to continue providing banking services as the general depository for the Commonwealth. The Company learned in the first quarter of 2011 that the Commonwealth awarded its general depository services contract to a large multi-national bank. The Company held the previous contract which had an original termination date of June 30, 2011. This contract was extended through December 2011 whereby the Company will continue to provide services and assistance during the transition process. The Company is committed to facilitating a smooth transition with the Commonwealth and its employees. The impact of not retaining the general depository services contract of the Commonwealth is not expected to have a material impact on the Company’s results of operations, overall liquidity, or net cash flows, although gross cash flows such as for cash on hand, deposits outstanding, and short-term borrowings are expected to decrease.

The decline in average time deposits for the six months ended June 30, 2011 compared to year-end 2010 is due in part to the maturity structure of the portfolio and the overall liquidity position of the Company. The Company’s liquidity position has enabled it to lower its cost of funds by allowing higher-rate certificates of deposit, particularly those in excess of $100 thousand in outstanding balances, to roll off or reprice at significantly lower interest rates.

Borrowed Funds

Total borrowed funds were $310 million at June 30, 2011, an increase of $9.9 million or 3.3% from $300 million at year-end 2010. Long-term borrowings decreased $7.3 million or 2.9% due to principal repayments primarily related to FHLB advances. Short-term borrowings increased $17.3 million or 36.4% due mainly to activity related to the Commonwealth, which boosted short-term repurchase agreements. The Company’s short-term funding fluctuates as its overall net funding position changes and, in terms of transactions with the Commonwealth, can fluctuate significantly on a daily basis.

LIQUIDITY

The primary source of funds for the Parent Company is the receipt of dividends from its subsidiary banks, cash balances maintained, short-term investments, and borrowings from nonaffiliated sources. Payment of dividends by the Company’s subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. In addition, Farmers Bank, United Bank & Trust Company (“United Bank”), and Citizens Bank of Northern Kentucky, Inc. (“Citizens Northern”) each must obtain regulatory approval to declare or pay dividends to the Parent Company as a result of increased capital required in connection with recent regulatory exams. Capital ratios at each of the Company’s four subsidiary banks exceed regulatory established “well-capitalized” status at June 30, 2011 under the prompt corrective action regulatory framework; however, Farmers Bank, United Bank, and Citizens Northern are required to maintain capital ratios at higher levels as outlined in their regulatory agreements.

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

The Parent Company had cash and cash equivalents of $18.4 million at June 30, 2011, an increase of $2.1 million or 13.0% from $16.2 million at year-end 2010. Significant cash receipts of the Parent Company during 2011 include $2.3 million in dividends from First Citizens Bank, $2.2 million proceeds from the liquidation of company-owned life insurance at the Parent Company, and management fees from subsidiaries of $1.7 million. Significant cash payments by the Parent Company during 2011 include salaries, payroll taxes, and employee benefits of $1.1 million, interest expense on borrowed funds of $1.0 million, additional equity investments in United Bank of $1.0 million, and $750 thousand for the payment of preferred stock dividends.

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

As of June 30, 2011, the Company had $190 million of additional borrowing capacity under various FHLB, federal funds, and other borrowing agreements. However, there is no guarantee that these sources of funds will continue to be available to the Company or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in the Company’s liquidity from these sources. The Company’s borrowing capacity increased $74.3 million or 64.2% since year-end 2010 primarily as a result of one of the Company’s subsidiary banks initial approval during the first quarter of 2011 by the Federal Reserve to borrow on a short-term basis up to $70 million through its Discount Window program.

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

Liquid assets consist of cash, cash equivalents, and available for sale investment securities.  At June 30, 2011, consolidated liquid assets were $682 million, an increase of $56.2 million or 9.0% from year-end 2010.  The increase in liquid assets was made up by higher available for sale investment securities of $140 million or 31.5% partially offset by lower cash and cash equivalents of $83.6 million or 45.9%. Liquid assets remain elevated mainly as a result of the Company’s overall net funding position, which has been influenced by the Company’s balance sheet realignment strategy that included reducing the overall size of the balance sheet as it manages a high level of nonperforming assets. The overall funding position of the Company changes as loan demand, deposit levels, and other sources and uses of funds fluctuate.

Net cash provided by operating activities was $12.8 million for the first six months of 2011, an increase of $5.4 million or 72.6% compared to $7.4 million for the first six months of 2010. Net cash used in investing activities was $88.9 million for 2011 compared to net cash inflows of $56.1 million for 2010. The $145 million change in net cash flows in the comparison is mainly due to $158 million related to investment and restricted securities partially offset by net cash inflows related to loan activity of $22.5 million. These cash flow activities correlate to the overall increase in investment securities and decrease in outstanding loan balances. In addition, the Company received the remaining proceeds from the liquidation of the Parent Company’s investment in company-owned life insurance of $2.2 million in the first quarter of 2011. The Company initiated this transaction in the first quarter of 2010 and it received $8.6 million at that time.

Net cash used in financing activities was $7.4 million in the first six months of 2011 compared to $86.6 million for the same period of 2010. Net cash flows used in financing activities declined in the comparison due mainly to deposit activity. For 2011, net deposits decreased $16.7 million or 1.1%; in 2010, net deposits decreased $110 million or 6.7%. The decrease in deposits for the first six months of 2010 was significantly more than for the same period in 2011 as the Company more aggressively sought to lower its cost of funds by allowing higher-rate certificates of deposit, particularly those in excess of $100 thousand in outstanding balances, to roll off or reprice at significantly lower interest rates.

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

CAPITAL RESOURCES

Consolidated shareholders’ equity was $153 million at June 30, 2011, an increase of $3.2 million or 2.1% compared to December 31, 2010. The increase in shareholders’ equity is due mainly to a $2.5 million increase in unrealized gains (net of tax) related to investments securities.  Retained earnings increased $269 thousand or 0.4% which is the amount of net income in excess of preferred stock dividends.

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

At June 30, 2011, the Company’s tangible capital ratio was 7.78% compared to 7.57% at year-end 2010. The tangible capital ratio is defined as tangible equity as a percentage of tangible assets. This ratio excludes amounts related to intangible assets. Tangible common equity to tangible assets, which further excludes outstanding preferred stock, was 6.29% at June 30, 2011 compared to 6.09% at year-end 2010.

Consistent with the objective of operating a sound financial organization, the Company’s goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios as of June 30, 2011 and December 31, 2010 and the regulatory minimums are as follows in the table below.

	June 30, 2011			December 31, 2010
	Tier 1 Risk-based Capital1	Total Risk-based Capital1	Tier 1 Leverage2	Tier 1 Risk-based Capital1	Total Risk-based Capital1	Tier 1 Leverage2
Consolidated	16.05%	17.32%	9.80%	15.35%	16.61%	9.39%

Farmers Bank 3	15.92	17.19	8.91	15.59	16.86	8.55
First Citizens Bank	12.89	13.73	8.53	12.76	13.50	8.46
United Bank3	13.40	14.67	8.56	12.91	14.18	8.24
Citizens Northern3	12.17	13.42	8.41	11.42	12.68	8.04

Regulatory minimum	4.00	8.00	4.00	4.00	8.00	4.00
Well-capitalized status	6.00	10.00	5.00	6.00	10.00	5.00

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
3See Note 9 to the Company’s unaudited consolidated financial statements included as part of this Form 10-Q for minimum capital ratios required as part of the banks regulatory agreement.

Regulatory Agreements

The Parent Company and three of its subsidiary banks have entered into supervisory agreements with their primary banking regulator. The Parent Company, Farmers Bank, and United Bank each entered into their respective agreements during 2009 and Citizens Northern entered into their agreement in mid 2010. These agreements are summarized in Note 9 to the unaudited consolidated financial statements of this Form 10-Q. These agreements are also discussed in significantly greater detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 under the caption “Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

There have been no changes to the regulatory agreements since year-end 2010. The Company believes that it is adequately addressing all issues included in the regulatory agreements. However, only the respective regulatory agencies can determine if compliance with the applicable regulatory agreements have been met. The Company and its subsidiary banks are in compliance with the requirements identified in the regulatory agreements as of June 30, 2011, with the exception that the level of substandard loans at Farmers Bank exceed its target amount by $6.3 million. The level of substandard loans at Farmers Bank was in excess of its target amount due mainly to the addition of one credit relationship during the first quarter of 2011 in the amount of $7.1 million. Regulators continue to monitor the Company’s progress and compliance with the agreements through periodic on-site examinations, regular communications, and quarterly data analysis. The results of these examinations and communications show satisfactory progress toward meeting the requirements included in the regulatory agreements.

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

At June 30, 2011, the model indicated that if rates were to gradually increase by 150 basis points during the remainder of the calendar year, then net interest income and net income would increase .7% and 3.9%, respectively for the year ending December 31, 2011 when compared to the forecasted results for the most likely rate environment.  The model indicated that if rates were to gradually decrease by 150 basis points over the same period, then net interest income and net income would decrease .1% and .9%, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended June 30, 2011 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

As of June 30, 2011, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted.  Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material effect upon the consolidated financial statements of the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

At various times, the Company’s Board of Directors has authorized the purchase of shares of the Company’s outstanding common stock. No stated expiration dates have been established under any of the previous authorizations. There were no Company shares purchased during the quarter ended June 30, 2011. There are 84,971 shares that may still be purchased under the various authorizations.

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

101***
The following financial information from Farmers Capital Bank Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholders’ Equity, and (vi) the Notes to the Consolidated Financial Statements.

* Exhibit not included pursuant to Item 601(b)(4)(iii) and (v) of Regulation S-K. The Company will provide a copy of such exhibit to the Securities and Exchange Commission upon request.

** Filed with this Quarterly Report on Form 10-Q.

***As provided in Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	8-4-11	/s/ Lloyd C. Hillard, Jr.
Lloyd C. Hillard, Jr.
President and CEO
(Principal Executive Officer)

Date:	8-4-11	/s/ Doug Carpenter
C. Douglas Carpenter
Executive Vice President, Secretary, and CFO
(Principal Financial and Accounting Officer)