Form 10-Q
period 2011-09-30
FARMERS CAPITAL BANK CORP
filed 2011-11-07
CIK 713095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 OR 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $0.125 per share
7,436,935 shares outstanding at November 4, 2011

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Unaudited Consolidated Balance Sheets
	September 30,	December 31,
(Dollars in thousands, except per share data)	2011	2010
Assets
Cash and cash equivalents:
Cash and due from banks	$18,775	$24,268
Interest bearing deposits in other banks	78,717	139,902
Federal funds sold and securities purchased under agreements to resell	3,910	17,886
Total cash and cash equivalents	101,402	182,056
Investment securities:
Available for sale, amortized cost of $573,017 (2011) and $440,580 (2010)	585,499	444,182
Held to maturity, fair value of $1,001 (2011) and $844 (2010)	930	930
Total investment securities	586,429	445,112
Loans, net of unearned income	1,101,099	1,192,840
Allowance for loan losses	(30,872)	(28,784)
Loans, net	1,070,227	1,164,056
Premises and equipment, net	39,355	39,612
Company-owned life insurance	27,232	28,791
Other intangibles, net	2,694	3,552
Other real estate owned	35,993	30,545
Other assets	39,405	41,969
Total assets	$1,902,737	$1,935,693
Liabilities
Deposits:
Noninterest bearing	$222,523	$206,887
Interest bearing	1,224,550	1,256,685
Total deposits	1,447,073	1,463,572
Term federal funds purchased and other short-term borrowings	30,723	47,409
Securities sold under agreements to repurchase and other long-term borrowings	195,798	203,239
Subordinated notes payable to unconsolidated trusts	48,970	48,970
Dividends payable	188	188
Other liabilities	23,628	22,419
Total liabilities	1,746,380	1,785,797
Shareholders’ Equity
Preferred stock, no par value 1,000,000 shares authorized; 30,000 Series A shares issued and outstanding at September 30, 2011 and December 31, 2010; Liquidation preference of $30,000	29,013	28,719
Common stock, par value $.125 per share 14,608,000 shares authorized; 7,436,935 and 7,411,676 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	930	926
Capital surplus	50,824	50,675
Retained earnings	68,745	68,678
Accumulated other comprehensive income	6,845	898
Total shareholders’ equity	156,357	149,896
Total liabilities and shareholders’ equity	$1,902,737	$1,935,693
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2011	2010	2011	2010
Interest Income
Interest and fees on loans	$15,245	$17,429	$47,126	$53,148
Interest on investment securities:
Taxable	3,746	3,950	11,022	13,332
Nontaxable	461	680	1,455	2,287
Interest on deposits in other banks	41	44	188	189
Interest of federal funds sold and securities purchased under agreements to resell		2	3	6
Total interest income	19,493	22,105	59,794	68,962
Interest Expense
Interest on deposits	3,553	5,265	11,272	17,962
Interest on federal funds purchased and other short-term borrowings	43	75	154	248
Interest on securities sold under agreements to repurchase and other long-term borrowings	1,996	2,616	5,978	7,869
Interest on subordinated notes payable to unconsolidated trusts	504	522	1,515	1,529
Total interest expense	6,096	8,478	18,919	27,608
Net interest income	13,397	13,627	40,875	41,354
Provision for loan losses	3,232	6,244	10,201	13,660
Net interest income after provision for loan losses	10,165	7,383	30,674	27,694
Noninterest Income
Service charges and fees on deposits	2,251	2,378	6,481	6,914
Allotment processing fees	1,342	1,386	4,027	4,175
Other service charges, commissions, and fees	1,055	1,147	3,146	3,487
Data processing income	156	319	691	1,046
Trust income	507	421	1,593	1,250
Investment securities gains, net	386	3,908	1,209	8,887
Gains on sale of mortgage loans, net	328	439	620	782
Income from company-owned life insurance	230	253	706	806
Other	5	73	20	336
Total noninterest income	6,260	10,324	18,493	27,683
Noninterest Expense
Salaries and employee benefits	6,646	6,643	20,281	20,501
Occupancy expenses, net	1,254	1,158	3,696	3,625
Equipment expenses	659	659	1,836	1,971
Data processing and communication expenses	1,147	1,329	3,574	4,197
Bank franchise tax	637	621	1,930	1,865
Correspondent bank fees	95	118	334	530
Amortization of intangibles	286	359	858	1,078
Deposit insurance expense	643	1,099	2,254	3,300
Other real estate expenses, net	3,569	2,141	6,184	4,805
Other	2,023	1,800	6,801	5,757
Total noninterest expense	16,959	15,927	47,748	47,629
(Loss) income before income taxes	(534)	1,780	1,419	7,748
Income tax (benefit) expense	(806)	525	(67)	1,707
Net income	272	1,255	1,486	6,041
Dividends and accretion on preferred shares	(474)	(469)	(1,419)	(1,401)
Net (loss) income available to common shareholders	$(202)	$786	$67	$4,640

Net (loss) income per common share, basic and diluted	$(.03)	$.11	$.01	$.63
Weighted average common shares outstanding, basic and diluted	7,427	7,393	7,420	7,385
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Comprehensive Income (Loss)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
Net Income	$272	$1,255	$1,486	$6,041
Other comprehensive (loss) income:
Net unrealized holding gain (loss) on available for sale securities arising during the period on securities held at end of the period, net of tax of $1,767, $344, $3,289 and $1,028, respectively	3,281	(639)	6,109	1,910

Reclassification adjustment for prior period unrealized gain previously reported in other comprehensive income recognized during current period, net of tax of $25, $1,352, $181, and $1,860, respectively	(46)	(2,510)	(337)	(3,455)

Change in unfunded portion of postretirement benefit obligation, net of tax of $32, $32, $95, and $95, respectively	58	59	175	177
Other comprehensive income (loss)	3,293	(3,090)	5,947	(1,368)
Comprehensive Income (Loss)	$3,565	$(1,835)	$7,433	$4,673
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Cash Flows
Nine months ended September 30, (In thousands)	2011	2010
Cash Flows from Operating Activities
Net income	$1,486	$6,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,613	3,980
Net premium amortization of available for sale investment securities	2,520	1,319
Provision for loan losses	10,201	13,660
Noncash compensation expense	50	42
Mortgage loans originated for sale	(23,512)	(32,752)
Proceeds from sale of mortgage loans	24,393	32,430
Deferred income tax expense	1,693	1,879
Gain on sale of mortgage loans, net	(620)	(782)
Loss (gain) on disposal of premises and equipment, net	3	(41)
Net loss on sale and write downs of repossessed real estate	5,263	3,902
Net gain on sale of available for sale investment securities	(1,209)	(8,887)
Decrease in accrued interest receivable	606	1,376
Income from company-owned life insurance	(689)	(792)
(Increase) decrease in other assets	(3,044)	200
Decrease in accrued interest payable	(297)	(1,165)
Increase in other liabilities	1,776	879
Net cash provided by operating activities	22,233	21,289
Cash Flows from Investing Activities
Proceeds from maturities and calls of available for sale investment securities	137,959	221,177
Proceeds from sale of available for sale investment securities	124,290	311,063
Purchase of available for sale investment securities	(395,997)	(485,199)
Purchase of restricted stock investments		(331)
Net principal collected in excess of loans originated for investment	64,918	33,790
Proceeds from surrender of company-owned life insurance	2,248	8,567
Purchase of premises and equipment	(2,399)	(3,974)
Proceeds from sale of repossessed assets	7,738	12,774
Proceeds from sale of equipment	4	56
Net cash (used in) provided by investing activities	(61,239)	97,923
Cash Flows from Financing Activities
Net decrease in deposits	(16,499)	(170,181)
Net (decrease) increase in federal funds purchased and other short-term borrowings	(16,686)	29,633
Repayments of securities sold under agreements to repurchase and other long-term debt	(7,441)	(9,556)
Dividends paid, common and preferred	(1,125)	(1,862)
Shares issued under employee stock purchase plan	103	123
Net cash used in financing activities	(41,648)	(151,843)
Net decrease in cash and cash equivalents	(80,654)	(32,631)
Cash and cash equivalents at beginning of year	182,056	218,336
Cash and cash equivalents at end of period	$101,402	$185,705
Supplemental Disclosures
Cash paid during the period for:
Interest	$19,216	$28,773
Income taxes	1,300	1,889
Transfers from loans to other real estate	18,449	14,790
Cash dividends payable, preferred	188	188
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Changes in Shareholders’ Equity
(In thousands, except per share data)						Accumulated
						Other	Total
Nine months ended	Preferred	Common Stock		Capital	Retained	Comprehensive	Shareholders’
September 30, 2011 and 2010	Stock	Shares	Amount	Surplus	Earnings	Income	Equity
Balance at January 1, 2011	$28,719	7,412	$926	$50,675	$68,678	$898	$149,896
Net income					1,486		1,486
Other comprehensive income						5,947	5,947
Preferred stock dividends, $37.50 per share					(1,125)		(1,125)
Preferred stock discount accretion	294				(294)
Shares issued pursuant to employee stock purchase plan		25	4	99			103
Noncash compensation expense attributed to employee stock purchase plan				50			50
Balance at September 30, 2011	$29,013	7,437	$930	$50,824	$68,745	$6,845	$156,357

Balance at January 1, 2010	$28,348	7,379	$922	$50,476	$63,617	$3,864	$147,227
Net income					6,041		6,041
Other comprehensive loss						(1,368)	(1,368)
Preferred stock dividends, $37.50 per share					(1,125)		(1,125)
Preferred stock discount accretion	276				(276)
Shares issued pursuant to employee stock purchase plan		24	3	120			123
Noncash compensation expense attributed to employee stock purchase plan				42			42
Balance at September 30, 2010	$28,624	7,403	$925	$50,638	$68,257	$2,496	$150,940
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

Farmers Bank has served as the general depository for the Commonwealth of Kentucky for over 70 years and also provides investment and other services to the Commonwealth. The Company participated in the latest bidding process to continue providing banking services to the Commonwealth as its general depository. However, the Company learned in the first quarter of 2011 that the Commonwealth awarded its general depository services contract to a large multi-national bank. Farmers Bank held the previous contract which had an original termination date of June 30, 2011, but was extended through December 2011 whereby the Company continues to provide services and assistance during the transition process. The impact of not retaining the general depository services contract of the Commonwealth has not had a material impact on the Company’s results of operations, overall liquidity, or net cash flows, although gross cash flows such as for cash on hand, deposits outstanding, and short-term borrowings have decreased.

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

The new guidance was effective for the Company for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. The Company adopted the new accounting guidance on July 1, 2011. There was no material impact on the Company’s consolidated financial position or results of operations upon adoption.

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

Net income (loss) per common share computations were as follows for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2011	2010	2011	2010

Net income, basic and diluted	$272	$1,255	$1,486	$6,041
Preferred stock dividends and discount accretion	(474)	(469)	(1,419)	(1,401)
Net (loss) income available to common shareholders, basic and diluted	$(202)	$786	$67	$4,640

Average common shares outstanding, basic and diluted	7,427	7,393	7,420	7,385

Net (loss) income per common share, basic and diluted	$(.03)	$.11	$.01	$.63

For the three and nine months ended September 30, 2011, options to purchase 24,049 common shares were excluded from the computation of net (loss) income per common share and options to purchase 28,049 common shares were excluded for the three and nine months ended September 30, 2010 because they were antidilutive. There were 223,992 potential common shares associated with a warrant issued to the U.S. Treasury that were excluded from the computation of net (loss) income per common share for each of the periods presented because they were antidilutive.

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
•
Government-sponsored agency debt securities, obligations of states and political subdivisions, mortgage-backed securities, corporate bonds, and other similar investment securities are priced with available market information through processes using benchmark yields, matrix pricing, prepayment speeds, cash flows, live trading data, and market spreads sourced from new issues, dealer quotes, and trade prices, among others sources.

Available for sale investment securities are the Company’s only balance sheet item that meets the disclosure requirements for instruments measured at fair value on a recurring basis. Disclosures as of September 30, 2011 and December 31, 2010 are as follows:

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2011
U.S. Treasury securities	$49	$49
Obligations of U.S. government-sponsored entities	99,197		$99,197
Obligations of states and political subdivisions	72,053		72,053
Mortgage-backed securities – residential	406,826		406,826
Mortgage-backed securities – commercial	221		221
Money market mutual funds	299	299
Corporate debt securities	6,455		6,455
Equity securities	399	399
Total	$585,499	$747	$584,752	$ 0

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2010
U.S. Treasury securities	$1,044	$1,044
Obligations of U.S. government-sponsored entities	41,613		$41,613
Obligations of states and political subdivisions	74,799		74,799
Mortgage-backed securities – residential	319,930		319,930
Money market mutual funds	145	145
Corporate debt securities	6,606		6,606
Equity securities	45	45
Total	$444,182	$1,234	$442,948	$ 0

The Company is required to measure and disclose certain other assets and liabilities at fair value on a nonrecurring basis in periods following their initial recognition. The Company’s disclosure about assets and liabilities measured at fair value on a nonrecurring basis consists of impaired loans and other real estate owned (“OREO”). The carrying value of these assets are adjusted to fair value on a nonrecurring basis through impairment charges as described more fully below.

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

Impaired loans were $151 million and $130 million at September 30, 2011 and year-end 2010, respectively. The amount of impaired loans at September 30, 2011 includes $25.5 million that were adjusted downward to their estimated fair value of $22.1 million during the first nine months of 2011. Impaired loans at September 30, 2010 include $16.2 million that were adjusted downward to their estimated fair value of $15.3 million during the first nine months of 2010. Impairment charges for the three and nine months ended September 30, 2011 include $351 thousand and $3.5 million, respectively, related to impaired loans. For the three and nine months ended September 30, 2010, impairment charges included $370 thousand and $2.1 million, respectively, related to impaired loans.

OREO includes properties acquired by the Company through actual loan foreclosures and is carried at fair value less estimated costs to sell. Fair value of OREO at acquisition is generally based on third party appraisals of the property that includes comparable sales data and is considered as Level 3 inputs. The carrying value of each OREO property is updated at least annually and more frequently when market conditions significantly impact the value of the property. If the carrying amount of the OREO exceeds fair value less estimated costs to sell, an impairment loss is recorded through expense.

At September 30, 2011 and December 31, 2010, OREO was $36.0 million and $30.5 million, respectively. OREO at September 30, 2011 includes $20.9 million that was written down to its estimated fair value of $16.2 million in the current year, resulting in an impairment charge of $4.8 million included in earnings. OREO at September 30, 2010 includes $21.8 million that was written down to its estimated fair value of $18.6 million in the first nine months of 2010, resulting in an impairment charge of $3.1 million. In addition to the impairment charges on OREO measured at fair value on a nonrecurring basis, the Company had a $72 thousand net gain on the sale of OREO for the three months ended September 30, 2011. For the nine months ended September 30, 2011, the Company had a net loss from the sale of OREO of $355 thousand. The Company had a net loss on the sale or OREO of $188 thousand and $746 thousand, respectively, for the three and nine months ended September 30, 2010.

The following tables represent the carrying amount of assets measured at fair value on a nonrecurring basis and still held by the Company as of the dates indicated. The amounts in the tables only represent assets whose carrying amount has been adjusted by impairment charges to their estimated fair value subsequent to initial recognition in a manner as described above; therefore, these amounts will differ from the total amounts outstanding. Impaired loan amounts in the tables below exclude restructured loans since they are measured based on present value techniques, which are outside the scope of the fair value reporting framework.

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2011
Impaired Loans
Real estate-construction and land development	$11,535			$11,535
Real estate mortgage-residential	10,915			10,915
Real estate mortgage-farmland and other commercial enterprises	11,887			11,887
Commercial and industrial	277			277
Commercial-other	549			549
Consumer-secured	18			18
Total-Impaired Loans	$35,181			$35,181

OREO
Real estate-construction and land development	$9,664			$9,664
Real estate mortgage-residential	1,915			1,915
Real estate mortgage-farmland and other commercial enterprises	4,579			4,579
Total-OREO	$16,158			$16,158

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2010
Impaired Loans
Real estate-construction and land development	$12,573			$12,573
Real estate mortgage-residential	10,376			10,376
Real estate mortgage-farmland and other commercial enterprises	9,331			9,331
Commercial and industrial	133			133
Consumer-secured	38			38
Total-Impaired Loans	$32,451			$32,451

OREO
Real estate-construction and land development	$12,381			$12,381
Real estate mortgage-residential	630			630
Real estate mortgage-farmland and other commercial enterprises	2,810			2,810
Total-OREO	$15,821			$15,821

The following table represents impairment charges recorded in earnings for the periods indicated on assets measured at fair value on a nonrecurring basis and still held at September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Impairment charges:
Impaired loans	$351	$370	$3,460	$2,063
OREO	3,364	1,648	4,783	3,149
Total	$3,715	$2,018	$8,243	$5,212

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows for the periods indicated.

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$101,402	$101,402	$182,056	$182,056
Investment securities:
Available for sale	585,499	585,499	444,182	444,182
Held to maturity	930	1,001	930	844
FHLB and similar stock	9,515	N/A	9,515	N/A
Loans, net	1,070,227	1,066,951	1,164,056	1,157,606
Accrued interest receivable	6,652	6,652	7,258	7,258

Liabilities
Deposits	1,447,073	1,452,930	1,463,572	1,470,277
Federal funds purchased and other short-term borrowings	30,723	30,723	47,409	47,409
Securities sold under agreements to repurchase and other long-term borrowings	195,798	218,498	203,239	219,709
Subordinated notes payable to unconsolidated trusts	48,970	21,295	48,970	27,234
Accrued interest payable	2,514	2,514	2,811	2,811

6.  Investment Securities

The following table summarizes the amortized costs and estimated fair value of the securities portfolio at September 30, 2011 and December 31, 2010. The summary is divided into available for sale and held to maturity investment securities.

	Amortized	Gross	Gross	Estimated
September 30, 2011 (In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$98,723	$498	$24	$99,197
Obligations of states and political subdivisions	69,534	2,659	140	72,053
Mortgage-backed securities – residential	396,164	11,021	359	406,826
Mortgage-backed securities – commercial	213	8		221
U.S. Treasury securities	49			49
Money market mutual funds	299			299
Corporate debt securities	7,636		1,181	6,455
Equity securities	399			399
Total securities – available for sale	$573,017	$14,186	$1,704	$585,499
Held To Maturity
Obligations of states and political subdivisions	$930	$71	$0	$1,001

	Amortized	Gross	Gross	Estimated
December 31, 2010 (In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$42,103	$58	$548	$41,613
Obligations of states and political subdivisions	75,004	923	1,128	74,799
Mortgage-backed securities – residential	314,799	7,527	2,396	319,930
U.S. Treasury securities	1,043	1		1,044
Money market mutual funds	145			145
Corporate debt securities	7,441		835	6,606
Equity securities	45			45
Total securities – available for sale	$440,580	$8,509	$4,907	$444,182
Held To Maturity
Obligations of states and political subdivisions	$930	$0	$86	$844

The amortized cost and estimated fair value of the securities portfolio at September 30, 2011, by contractual maturity, are detailed below. The summary is divided into available for sale and held to maturity securities. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities in the available for sale portfolio consist of investments attributed to the Company’s captive insurance subsidiary. These securities have no stated maturity and are not included in the maturity schedule that follows. Mortgage-backed securities are stated separately due to the nature of payment and prepayment characteristics of these securities, as principal is not due at a single date.

	Available For Sale		Held To Maturity
September 30, 2011 (In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$11,365	$11,330
Due after one year through five years	88,759	89,177
Due after five years through ten years	56,509	58,501
Due after ten years	19,608	19,045	$930	$1,001
Mortgage-backed securities	396,377	407,047
Total	$572,618	$585,100	$930	$1,001

Gross realized gains and losses on the sale of available for sale investment securities were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010

Gross realized gains	$400	$3,910	$1,226	$9,163
Gross realized losses	14	2	17	276
Net realized gains	$386	$3,908	$1,209	$8,887
Income tax provision related to net realized gains	$135	$1,368	$423	$3,110

Proceeds from sales and calls of available for sale investment securities	$129,434	$224,073	$254,669	$465,798

Investment securities with unrealized losses at September 30, 2011 and December 31, 2010 not recognized in income are presented in the tables below. The tables segregate investment securities that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or more. The tables also include the fair value of the related securities.

	Less than 12 Months		12 Months or More		Total
September 30, 2011 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$22,638	$24			$22,638	$24
Obligations of states and political subdivisions	3,146	36	$7,345	$104	10,491	140
Mortgage-backed securities – residential	66,061	359			66,061	359
Corporate debt securities			4,652	1,181	4,652	1,181
Total	$91,845	$419	$11,997	$1,285	$103,842	$1,704

	Less than 12 Months		12 Months or More		Total
December 31, 2010 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$32,000	$548			$32,000	$548
Obligations of states and political subdivisions	22,517	1,028	$5,733	$186	28,250	1,214
Mortgage-backed securities – residential	165,426	2,396			165,426	2,396
Corporate debt securities			4,989	835	4,989	835
Total	$219,943	$3,972	$10,722	$1,021	$230,665	$4,993

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

At September 30, 2011, the Company’s investment securities portfolio had gross unrealized losses of $1.7 million, a decrease of $3.3 million or 65.9% compared to year-end 2010. Of the total gross unrealized losses at September 30, 2011, $1.3 million or 75.4% relate to investments that have been in a continuous loss position for 12 months or more. Unrealized losses on corporate debt securities make up $1.2 million of the total unrealized loss on investment securities in a continuous loss position of 12 months or more.

Corporate debt securities in the Company’s investment securities portfolio at September 30, 2011 consist primarily of single-issuer trust preferred capital securities issued by a national and global financial services firm. Each of these securities is currently performing and the issuer of these securities continues to be rated as investment grade by major rating agencies. The unrealized loss on corporate debt securities is primarily attributed to the general decline in financial markets and illiquidity events that began in 2008 and is not due to adverse changes in the expected cash flows of the individual securities. Overall market declines, particularly of banking and financial institutions, are a result of significant stress throughout the regional and national economy that began during 2008 which has not fully stabilized. The first six months of 2011 showed overall improvement in the financial institution sector debt markets, with continued price appreciation in the Company’s corporate debt investment. However, increased volatility occurred during the third quarter of 2011 that resulted in price depreciation associated with continuing domestic and global economic pressures.

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

Investment securities with unrealized losses at September 30, 2011 are performing according to their contractual terms. The Company does not have the intent to sell these securities and likely will not be required to sell these securities before their anticipated recovery. The Company does not consider any of the securities to be impaired due to reasons of credit quality or other factors.

Investment securities with a carrying value of $333 million and $301 million at September 30, 2011 and December 31, 2010, respectively, were pledged to secure public and trust deposits, repurchase agreements, and for other purposes.

7.  Loans and Allowance for Loan Losses

Major classifications of loans outstanding are summarized in the following table.

(In thousands)	September 30, 2011	December 31, 2010

Real Estate:
Real estate – construction and land development	$132,481	$154,208
Real estate – residential	446,268	469,273
Real estate mortgage – farmland and other commercial enterprises	394,140	416,904
Commercial:
Commercial and industrial	51,067	57,029
States and political subdivisions	24,146	26,302
Lease financing	9,247	16,187
Other	22,362	25,628
Consumer:
Secured	14,432	22,607
Unsecured	7,523	5,925
Total loans	1,101,666	1,194,063
Less unearned income	(567)	(1,223)
Total loans, net of unearned income	$1,101,099	$1,192,840

Activity in the allowance for loan losses was as follows for the periods indicated.

(In thousands)	Real Estate	Commercial	Consumer	Total
Three months ended September 30, 2011
Balance, beginning of period	$25,432	$3,369	$937	$29,738
Provision for loan losses	3,742	(775)	265	3,232
Recoveries	105	622	90	817
Loans charged off	(2,614)	(114)	(187)	(2,915)
Balance, end of period	$26,665	$3,102	$1,105	$30,872

Nine months ended September 30, 2011
Balance, beginning of period	$24,527	$3,260	$997	$28,784
Provision for loan losses	10,367	(517)	351	10,201
Recoveries	188	702	217	1,107
Loans charged off	(8,417)	(343)	(460)	(9,220)
Balance, end of period	$26,665	$3,102	$1,105	$30,872

(In thousands)	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010

Balance, beginning of period	$25,824	$23,364
Provision for loan losses	6,244	13,660
Recoveries	140	453
Loans charged off	(4,414)	(9,683)
Balance, end of period	$27,794	$27,794

The following table presents individually impaired loans by class of loans for the dates indicated. The recorded investment column in the tables below excludes immaterial amounts attributed to net deferred loan costs.

September 30, 2011 (In thousands)	Recorded Investment	Unpaid Principal Balance	Allowance for Loan Losses Allocated
Impaired loans with no related allowance recorded:
Real Estate
Real estate – construction and land development	$21,845	$21,783
Real estate mortgage – residential	20,986	20,897
Real estate mortgage – farmland and other commercial enterprises	44,029	43,706
Commercial
Commercial and industrial	3,364	3,363
Total	$90,224	$89,749

Impaired loans with an allowance recorded:
Real Estate
Real estate – construction and land development	$26,146	$26,003	$3,041
Real estate mortgage – residential	16,252	16,201	1,317
Real estate mortgage – farmland and other commercial enterprises	17,455	17,420	1,226
Commercial
Commercial and industrial	442	439	162
Other	671	671	122
Consumer
Secured	79	78	60
Total	$61,045	$60,812	$5,928

December 31, 2010 (In thousands)	Recorded Investment	Unpaid Principal Balance	Allowance for Loan Losses Allocated
Impaired loans with no related allowance recorded:
Real Estate
Real estate – construction and land development	$27,350	$27,298
Real estate mortgage – residential	13,103	13,059
Real estate mortgage – farmland and other commercial enterprises	17,895	17,864
Commercial
Commercial and industrial	14	14
Total	$58,362	$58,235

Impaired loans with an allowance recorded:
Real Estate
Real estate – construction and land development	$31,529	$31,452	$2,793
Real estate mortgage – residential	20,147	19,986	2,051
Real estate mortgage – farmland and other commercial enterprises	19,897	19,810	824
Commercial
Commercial and industrial	447	444	310
Consumer
Secured	93	93	55
Total	$72,113	$71,785	$6,033

(In thousands)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Average of individually impaired loans:
Real Estate
Real estate – construction and land development	$39,566	$50,489
Real estate mortgage – residential	32,997	34,931
Real estate mortgage – farmland and other commercial enterprises	53,957	62,980
Commercial
Commercial and industrial	2,989	3,947
Other	665	224
Consumer
Secured	74	74
Total average of impaired loans	$130,248	$152,645

Interest income recognized during impairment:
Real Estate
Real estate – construction and land development	$181	$717
Real estate mortgage – residential	318	1,169
Real estate mortgage – farmland and other commercial enterprises	560	2,038
Commercial
Commercial and industrial	39	147
Other	10	10
Consumer
Secured	1	4
Total interest income recognized during impairment	$1,109	$4,085

Cash-basis interest income recognized:
Real Estate
Real estate – construction and land development	$181	$626
Real estate mortgage – residential	311	1,125
Real estate mortgage – farmland and other commercial enterprises	550	1,925
Commercial
Commercial and industrial	39	146
Consumer
Secured	1	4
Total cash-basis interest income recognized	$1,082	$3,826

For the year ended December 31, 2010, the average of individually impaired loans was $120 million. Interest income recognized on impaired loans for 2010 was $4.0 million and cash-basis interest income recognized was $3.9 million. Amounts for 2010 do not include the same level of detail as presented in the table above since expanded disclosure requirements did not take effect until 2011.

The following tables present the balance of the allowance for loan losses and the recorded investment in loans by portfolio segment based on the impairment method as of September 30, 2011 and December 31, 2010. Loan amounts in the tables below exclude immaterial amounts attributed to accrued interest receivable.

September 30, 2011 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$5,584	$284	$60	$5,928
Collectively evaluated for impairment	21,306	2,807	831	24,944
Total ending allowance balance	$26,890	$3,091	$891	$30,872

Loans
Loans individually evaluated for impairment	$146,010	$4,473	$78	$150,561
Loans collectively evaluated for impairment	826,879	101,782	21,877	950,538
Total ending loan balance, net of unearned income	$972,889	$106,255	$21,955	$1,101,099

December 31, 2010 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$5,668	$310	$55	$6,033
Collectively evaluated for impairment	18,859	2,950	942	22,751
Total ending allowance balance	$24,527	$3,260	$997	$28,784

Loans
Loans individually evaluated for impairment	$129,469	$458	$93	$130,020
Loans collectively evaluated for impairment	910,916	123,465	28,439	1,062,820
Total ending loan balance, net of unearned income	$1,040,385	$123,923	$28,532	$1,192,840

The following tables present the recorded investment in nonperforming loans by class of loans as of September 30, 2011 and December 31, 2010. The tables below exclude immaterial amounts attributed to net deferred loan costs and accrued interest receivable.

September 30, 2011 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate:
Real estate – construction and land development	$28,557	$14,950
Real estate mortgage – residential	13,728	4,550
Real estate mortgage – farmland and other commercial enterprises	16,697	9,242
Commercial:
Commercial and industrial	427
Lease financing	163
Other	691
Consumer:
Secured	55		$2
Unsecured	4
Total	$60,322	$28,742	$2

December 31, 2010 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate:
Real estate – construction and land development	$35,893	$16,793
Real estate mortgage – residential	10,728	9,147	$28
Real estate mortgage – farmland and other commercial enterprises	6,528	11,038
Commercial:
Commercial and industrial	627
Lease financing	50		9
Other	31
Consumer:
Secured	109
Unsecured	5		5
Total	$53,971	$36,978	$42

The Company has allocated $3.5 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2011.  The Company has committed to lend additional amounts totaling up to $8 thousand to customers with outstanding loans that are classified as troubled debt restructurings.

During the nine months ending September 30, 2011, the terms of three loans were modified as troubled debt restructurings. The modification of the terms of such loans included one forbearance arrangement to reduce a customer’s monthly principal and interest payment for a period of six months and two arrangements to adjust the stated interest rate of the loans to a below market rate for new debt with similar risk. The rate on one of these two loans was reduced to 4% from 6%. The rate on the other loan was increased to 5% from 4%, but was still considered below the market rate for new debt with similar risk characteristics.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ending September 30, 2011.  There were no such modifications for the three months ending September 30, 2011

(Dollars in thousands) Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Nine months ending September 30, 2011
Real Estate:
Real estate – construction and land development	1	$159	$159
Real estate mortgage – residential	2	940	940
Total	3	$1,099	$1,099

The troubled debt restructurings identified above increased the allowance for loan losses by $127 thousand. There were no charge-offs related to these loans during the first nine months of 2011.

During the nine months ending September 30, 2011, the Company had one restructured credit for which there was a payment default within twelve months following the modification. This credit represents a real estate construction and land development project with an outstanding balance of $2.9 million at September 30, 2011. This credit has a specific reserve allocation of $68 thousand at September 30, 2011 and related charge-offs were recorded during 2011 in the amount of $232 thousand.

The tables below present an age analysis of past due loans 30 days or more by class of loans as of September 30, 2011 and December 31, 2010. Past due loans that are also classified as nonaccrual are included in their respective past due category. The tables below exclude immaterial amounts attributed to net deferred loan costs and accrued interest receivable.

September 30, 2011 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate:
Real estate – construction and land development	$6,165	$9,714	$15,879	$116,602	$132,481
Real estate mortgage – residential	3,671	7,524	11,195	435,073	446,268
Real estate mortgage – farmland and other commercial enterprises	263	14,401	14,664	379,476	394,140
Commercial:
Commercial and industrial	101	265	366	50,701	51,067
States and political subdivisions				24,146	24,146
Lease financing, net		163	163	8,517	8,680
Other	730		730	21,632	22,362
Consumer:
Secured	115	23	138	14,294	14,432
Unsecured	93	11	104	7,419	7,523
Total	$11,138	$32,101	$43,239	$1,057,860	$1,101,099

December 31, 2010 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate:
Real estate – construction and land development	$394	$23,418	$23,812	$130,396	$154,208
Real estate mortgage – residential	5,187	7,167	12,354	456,919	469,273
Real estate mortgage – farmland and other commercial enterprises	1,595	6,266	7,861	409,043	416,904
Commercial:
Commercial and industrial	194	538	732	56,297	57,029
States and political subdivisions				26,302	26,302
Lease financing, net	276	59	335	14,629	14,964
Other	114	3	117	25,511	25,628
Consumer:
Secured	145	102	247	22,360	22,607
Unsecured	69	12	81	5,844	5,925
Total	$7,974	$37,565	$45,539	$1,147,301	$1,192,840

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

Loans not meeting the criteria above which are analyzed individually as part of the above described process are considered to be pass rated loans.  Based on the most recent analysis performed, the risk category of loans by class of loans is as follows for the dates indicated. Each of the following tables exclude immaterial amounts attributed to accrued interest receivable.

	Real Estate			Commercial
September 30, 2011 (In thousands)	Real Estate-Construction and Land Development	Real Estate Mortgage-Residential	Real Estate Mortgage-Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Lease Financing	Other
Credit risk profile by internally assigned rating grades:
Pass	$76,760	$386,963	$307,878	$45,494	$24,146	$8,138	$20,404
Special Mention	1,096	14,915	22,023	840			1,118
Substandard	54,476	42,289	60,588	4,590		542	840
Doubtful	149	2,101	3,651	143
Total	$132,481	$446,268	$394,140	$51,067	$24,146	$8,680	$22,362

	Real Estate			Commercial
December 31, 2010 (In thousands)	Real Estate-Construction and Land Development	Real Estate Mortgage-Residential	Real Estate Mortgage-Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Lease Financing	Other
Credit risk profile by internally assigned rating grades:
Pass	$79,535	$407,317	$341,684	$52,961	$26,302	$14,905	$24,360
Special Mention	14,180	18,858	31,747	2,531			1,199
Substandard	57,477	41,704	37,938	1,255		59	69
Doubtful	3,016	1,394	5,535	282
Total	$154,208	$469,273	$416,904	$57,029	$26,302	$14,964	$25,628

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the consumer loans outstanding based on payment activity as of September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
	Consumer		Consumer
(In thousands)	Secured	Unsecured	Secured	Unsecured
Credit risk profile based on payment activity:
Performing	$14,377	$7,491	$22,498	$5,915
Nonperforming	55	32	109	10
Total	$14,432	$7,523	$22,607	$5,925

  8.  Other Real Estate Owned

  OREO was as follows as of the date indicated.

(In thousands)	September 30, 2011	December 31, 2010
Construction and land development	$24,030	$18,016
Residential real estate	4,863	3,203
Farmland and other commercial enterprises	7,100	9,326
Total	$35,993	$30,545

  OREO activity for the nine months ended September 30, 2011 and 2010 was as follows:

Nine months ended September 30, (In thousands)	2011	2010
Beginning balance	$30,545	$31,232
Transfers from loans	18,449	14,790
Proceeds from sales	(7,738)	(12,774)
Loss on sales	(298)	(746)
Write downs and other decreases, net	(4,965)	(3,480)
Ending balance	$35,993	$29,022

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

The regulatory ratios of the consolidated Company and its subsidiary banks were as follows for the dates indicated.

	September 30, 2011			December 31, 2010
	Tier 1 Risk-based Capital1	Total Risk-based Capital1	Tier 1 Leverage2	Tier 1 Risk-based Capital1	Total Risk-based Capital1	Tier 1 Leverage2
Consolidated	16.54%	17.81%	9.98%	15.35%	16.61%	9.39%
Farmers Bank	17.01	18.28	9.34	15.59	16.86	8.55
First Citizens Bank	13.78	14.65	9.01	12.76	13.50	8.46
United Bank	14.09	15.37	8.93	12.91	14.18	8.24
Citizens Northern	12.20	13.45	8.40	11.42	12.68	8.04

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

2	Tier 1 Leverage ratio is computed by dividing a bank’s Tier 1 Capital by its total quarterly average assets, as defined by regulation.

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

Farmers Bank

Farmers Bank was the subject of a regularly scheduled examination by the KDFI which was conducted in mid-September 2009.  As a result of this examination, the KDFI and FRB St. Louis entered into a Memorandum with Farmers Bank.  The Memorandum requires that Farmers Bank obtain written consent prior to declaring or paying the Parent Company a cash dividend and to achieve and maintain a Tier 1 Leverage ratio of 8.0% by June 30, 2010.  The Parent Company injected from its reserves $11 million in capital into Farmers Bank during 2009 subsequent to the Memorandum.

At June 30, 2010, Farmers Bank had a Tier 1 Leverage ratio of 7.98% and a Total Risk-based Capital ratio of 15.78%. Subsequent to June 30, 2010, the Parent Company injected into Farmers Bank an additional $200 thousand in capital in order to raise its Tier 1 Leverage ratio to 8.0% to comply with the Memorandum. At September 30, 2011 Farmers Bank had a Tier 1 Leverage ratio of 9.34% and a Total Risk-based Capital ratio of 18.28%.

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

United Bank

As a result of an examination conducted in late July and early August of 2009, the Federal Deposit Insurance Corporation (“FDIC”) proposed United Bank enter into a Cease and Desist Order (“Order”) primarily as a result of its level of nonperforming assets.  The Order requires United Bank to obtain written consent prior to declaring or paying the Parent Company a cash dividend and achieve and maintain a Tier 1 Leverage ratio of 8.0% by June 30, 2010 and a Total Risk-based Capital ratio of 12% immediately.   Subsequent to the Order, the Parent Company injected $10.5 million from its reserves into United Bank during October, 2009. In 2010, the Parent Company injected from its reserves a total of $1.9 million of capital into United Bank. At June 30, 2010, United Bank had a Tier 1 Leverage ratio of 8.06% and a Total Risk-based Capital ratio of 14.12%, which was in excess of the amount required by the Order. In 2011, the Parent Company injected an additional $4.0 million from its reserves into United Bank, boosted its Tier 1 Leverage ratio to 8.93% and Total Risk-based Capital ratio to 15.37% at September 30, 2011.

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

Citizens Northern

Citizens Northern was the subject of a regularly scheduled examination by the KDFI which was completed in late May 2010.  As a result of this examination, the KDFI and the FDIC on September 8, 2010 entered into a Memorandum with Citizens Northern.  The Memorandum requires that Citizens Northern obtain written consent prior to declaring or paying a dividend and to increase Tier 1 Leverage ratio to equal or exceed 7.5% prior to September 30, 2010 and to achieve and maintain Tier 1 Leverage ratio to equal or exceed 8.0% prior to December 31, 2010.  In December 2010, the Parent Company injected $250 thousand of capital into Citizens Northern to bring its Tier 1 Leverage ratio up to 8.04% as of year-end 2010.  At September 30, 2011, Citizens Northern had a Tier 1 Leverage ratio of 8.40% and a Total Risk-based Capital ratio of 13.45%.

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

At the Parent Company and at each of its bank subsidiaries, the Company believes it is adequately addressing all issues of the regulatory agreements to which it is subject. However, only the respective regulatory agencies can determine if compliance with the applicable regulatory agreements have been met. The Company and its subsidiary banks are in compliance with the requirements identified in the regulatory agreements as of September 30, 2011, with the exception that the level of substandard loans at United Bank and Farmers Bank exceed their target amounts by $11.9 million and $2.6 million, respectively.

The level of substandard loans meeting the reporting requirements at United Bank increased $16.7 million during the third quarter of 2011. Newly classified loans in the amount of $24.8 million were added in the third quarter of 2011, partially offset by principal repayments of $3.1 million, loan charge-offs of $1.4 million, and $4.7 million due to loans no longer meeting the reporting requirements or that have been reclassified as other real estate owned through foreclosure.  Farmers Bank was in excess of its target amount due mainly to the addition of one credit relationship during the first quarter of 2011 in the amount of $7.1 million. The overall level of substandard loans meeting the reporting requirements at Farmers Bank decreased $4.8 million during the third quarter 2011. Regulators continue to monitor the Company’s progress and compliance with the agreements through periodic on-site examinations, regular communications, and quarterly data analysis. The results of these examinations and communications show satisfactory progress toward meeting the requirements included in the regulatory agreements.

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

During the first quarter of 2011 the Company became aware that this customer had received verbal notification of the IRS’s intent to issue an adverse ruling regarding the qualified status of the financing.  At that time, the Company had a potential accumulated tax liability of $402 thousand at risk related to the determination for the tax years 2007 through 2010.   Under ASC 740, “Income Taxes”, the Company is required to recognize a tax position when it is more likely than not that the position would be sustained in a tax examination, with the tax examination being presumed to have occurred.  Additionally, ASC 740 indicates that a subsequent change in facts and circumstances should be recognized in the period in which the change occurs.   As such, the Company recorded an accrual of $449 thousand including the $402 thousand accumulated tax liability and interest of $47 thousand in the first quarter of 2011. The amount of this tax liability was reduced by $151 thousand during the third quarter of 2011 due to the statute of limitations expiring on a portion of the potential tax payment.

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

RESULTS OF OPERATIONS

Third Quarter 2011 Compared to Third Quarter 2010

The Company reported net income of $272 thousand for the quarter ended September 30, 2011, which represents a net loss of $.03 per common share after factoring in preferred stock dividends. This compares to net income of $1.3 million or $.11 per common share for the third quarter a year ago. A summary of the quarterly comparison follows.

▪
The $983 thousand or $.14 per common share decrease in net income for the third quarter of 2011 compared to the same quarter a year ago is mainly the result of lower net gains on the sale of investment securities of $3.5 million or 90.1% and higher expenses associated with repossessed real estate of $1.4 million or 66.7%, partially offset by a decrease in the provision for loan losses of $3.0 million or 48.2%. The change in income tax from an expense to a benefit had a positive impact on net income of $1.3 million in the quarterly comparison.

▪	Net gains on the sale of investment securities decreased due to the timing and volume of securities sold.

▪
The $3.0 million decrease in the provision for loan losses is attributed mainly to the overall decrease in net loans outstanding of $114 million or 9.4% at September 30, 2011 compared to a year earlier. Lower nonperforming loans have also had a positive impact on the provision for loan losses. Nonperforming loans were $89.1 million at September 30, 2011 compared to $95.9 million and $91.7 million at June 30, 2011 and September 30 a year earlier.

▪
Net interest income decreased $230 thousand or 1.7% in the quarterly comparison as a $2.6 million decrease in interest income was partially offset by lower interest expense of $2.4 million. Net interest margin was 3.07% in the current quarter, an increase of 7 basis points from 3.00% in the third quarter a year ago. Net interest spread was 2.83%, up 7 basis points compared to 2.76% for the same time period.

▪
Noninterest income decreased $4.1 million or 39.4% and occurred over a broad range of line items, but was mainly due to lower securities gains of $3.5 million as discussed above. All other noninterest income line items decreased $542 thousand or 8.4%.

▪
Total noninterest expenses increased $1.0 million or 6.5% driven by a $1.4 million or 66.7% higher expenses related to repossessed real estate properties. Impairment charges on repossessed real estate were $3.4 million in the current quarter, an increase of $1.8 million or 106% compared to the third quarter a year ago. All other noninterest expense line items decreased $396 thousand or 2.9%.

▪
The Company recorded an income tax benefit of $806 thousand in the current quarter compared to income tax expense in the amount of $525 thousand in the third quarter of 2010. The effective tax rate for the current quarter was 151% compared to 29.5% for the same quarter in 2010.

▪	Return on average assets (“ROA”) and equity (“ROE”) was .06% and .69%, respectively, for the current quarter compared to .24% and 3.23% for the same quarter a year ago.

Net Interest Income

The overall interest rate environment at September 30, 2011, as measured by the Treasury yield curve, was lower when compared to year-end 2010, with sharper declines in longer-term maturities. Shorter-term yields for three and six-month maturities decreased 10 basis points and 13 basis points, respectively. Longer-term maturities decreased 59, 105, and 138 basis points for the three, five, and 10 year maturity periods while the 30-year bond is down 142 basis points. The overall rate environment remains near historic lows which makes managing the Company’s net interest margin very challenging. At September 30, 2011 the short-term federal funds target interest rate was between zero and 0.25%, which is unchanged since December 2008. The overall trend in market interest rates for the quarters ended September 30, 2011 and September 30, 2010 is also downward similar to that of the current year to date period, with the current quarter experiencing a much sharper decline than the same quarter a year earlier, particularly those of longer term maturities.

Net interest income was $13.4 million for the three months ended September 30, 2011, a decrease of $230 thousand or 1.7% from $13.6 million in the same period a year earlier. The decrease in net interest income is attributed mainly to a $2.6 million or 11.8% decrease in interest income, primarily on loans, which was partially offset by a $2.4 million or 28.1% decrease in interest expense, primarily on deposits. The decrease in total interest income and interest expense is attributed to both rate and volume declines of interest earning assets and interest paying liabilities and reflects the Company’s overall balance sheet realignment strategy combined with a lower interest rate environment compared to a year ago. The Company is generally earning and paying less interest from its earning assets and funding sources as the average rates earned and paid have decreased. This includes repricing of variable and floating rate assets and liabilities that have reset to net overall lower amounts since their previous repricing date as well as activity related to new earning assets and funding sources. Additionally, available funds have been invested more in lower yielding investment securities or cash equivalents in response to a decrease in high quality loan demand.

Interest income and interest expense related to each of the Company’s earning assets and interest paying liabilities have declined in the quarterly comparison. Total interest income was $19.5 million for the third quarter of 2011, a decrease of $2.6 million or 11.8% compared to the third quarter of 2010. The decrease in interest income is made up of lower interest on loans of $2.2 million or 12.5% and lower interest on investment securities of $423 thousand or 9.1%. The decrease in interest on loans was driven primarily by a $109 million or 8.9% decrease in average volume and, to a lesser extent, a decrease in the average rate earned of 22 basis points to 5.5% from 5.7%. For investment securities, the decrease in interest income is mainly driven by a lower average rate earned which has declined as reinvested funds from sold, matured, or called bonds have repriced downward in a lower interest rate environment. For taxable investment securities, the average rate earned was 2.8% in the current quarter, a decrease of 61 basis points compared to 3.5% in the same quarter a year ago. The average rate earned on nontaxable investment securities was 4.4% and 4.9% in the current quarter and year-ago quarter, respectively, a decrease of 51 basis points.

Total interest expense was $6.1 million in the third quarter of 2011, which represents a decrease of $2.4 million or 28.1% compared to $8.5 million in the third quarter of 2010. The decrease in interest expense was driven by lower interest expense on deposits of $1.7 million or 32.5% due mainly to falling rates. The average rate paid on interest bearing deposit accounts was 1.1% in the current three months, a decrease of 47 basis points compared to 1.6% for the third quarter a year earlier. Interest expense on time deposits, the largest component of interest expense on deposits, was the main driver of the lower interest expense. Interest expense on time deposits decreased $1.6 million or 33.9%, led by a 61 basis point lower average rate paid to 1.8% from 2.5%. Volume declines of $92.2 million or 11.9% also contributed to the decrease in interest expense on time deposits to a lesser extent. The lower average rate paid on deposits is a result of an overall lower interest rate environment and the Company’s action to more aggressively reprice higher-rate maturing time deposits downward or by allowing them to mature without renewing. Interest expense on long-term borrowings decreased $638 thousand or 20.3% due to a lower average balance outstanding of $63.3 million or 20.5% that was driven by the maturity of long-term repurchase agreements of $50 million occurring during the fourth quarter of 2010.

The net interest margin on a taxable equivalent basis increased 7 basis points to 3.07% during for the third quarter of 2011 compared to 3.00% for the third quarter of 2010.  The increase in net interest margin was driven entirely by a 7 basis point increase in the spread between the average rate earned on earning assets and the average rate paid on interest bearing liabilities to 2.83% in the current quarter from 2.76% for the same quarter of 2010. Net interest margin and spread have increased in the quarterly comparison despite a decline in net interest income which is reflective of the Company’s overall balance sheet realignment strategy and focused effort to reduce its cost of funds. The Company expects its net interest margin to remain relatively flat in the near term according to internal modeling using expectations about future market interest rates, the maturity structure of the Company’s earning assets and liabilities, and other factors. Future results could be significantly different than expectations.

The following tables present an analysis of net interest income for the quarterly periods ended September 30.

Distribution of Assets, Liabilities and Shareholders’ Equity:  Interest Rates and Interest Differential
Three Months Ended September 30,	2011			2010
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities
Taxable	$524,016	$3,746	2.84%	$454,004	$3,950	3.45%
Nontaxable1	61,214	677	4.39	80,561	995	4.90
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	77,277	41	0.21	107,076	46	.17
Loans1,2,3	1,119,634	15,456	5.48	1,228,797	17,657	5.70
Total earning assets	1,782,141	$19,920	4.43%	1,870,438	$22,648	4.80%
Allowance for loan losses	(30,166)			(26,131)
Total earning assets, net of allowance for loan losses	1,751,975			1,844,307
Nonearning Assets
Cash and due from banks	16,956			59,442
Premises and equipment, net	39,579			40,576
Other assets	124,275			123,595
Total assets	$1,932,785			$2,067,920
Interest Bearing Liabilities
Deposits
Interest bearing demand	$252,176	$87	0.14%	$248,045	$94	.15%
Savings	296,843	305	0.41	271,978	389	.57
Time	681,038	3,161	1.84	773,260	4,782	2.45
Federal funds purchased and other short-term borrowings	35,466	43	0.48	49,616	75	.60
Securities sold under agreements to repurchase and other long-term borrowings	244,804	2,500	4.05	308,080	3,138	4.04
Total interest bearing liabilities	1,510,327	$6,096	1.60%	1,650,979	$8,478	2.04%
Noninterest Bearing Liabilities
Commonwealth of Kentucky deposits	91			532
Other demand deposits	216,603			207,163
Other liabilities	49,628			54,878
Total liabilities	1,776,649			1,913,552
Shareholders’ equity	156,136			154,368
Total liabilities and shareholders’ equity	$1,932,785			$2,067,920
Net interest income		13,824			14,170
TE basis adjustment		(427)			(543)
Net interest income		$13,397			$13,627
Net interest spread			2.83%			2.76%
Impact of noninterest bearing sources of funds			.24			.24
Net interest margin			3.07%			3.00%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
2Loan balances include principal balances on nonaccrual loans.
3Loan fees included in interest income amounted to $136 thousand and $341 thousand in 2011 and 2010, respectively.

Analysis of Changes in Net Interest Income (tax equivalent basis)
(In thousands)	Variance	Variance Attributed to
Three Months Ended September 30,	2011/20101	Volume	Rate

Interest Income
Taxable investment securities	$(204)	$2,485	$(2,689)
Nontaxable investment securities2	(318)	(222)	(96)
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	(5)	(49)	44
Loans2	(2,201)	(1,534)	(667)
Total interest income	(2,728)	680	(3,408)
Interest Expense
Interest bearing demand deposits	(7)	8	(15)
Savings deposits	(84)	193	(277)
Time deposits	(1,621)	(525)	(1,096)
Federal funds purchased and other short-term borrowings	(32)	(19)	(13)
Securities sold under agreements to repurchase and other long-term borrowings	(638)	(692)	54
Total interest expense	(2,382)	(1,035)	(1,347)
Net interest income	$(346)	$1,715	$(2,061)
Percentage change	100.0%	-495.7%	595.7%

1	The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
2	Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

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

The provision for loan losses for the three months ended September 30, 2011 was $3.2 million, a decrease of $3.0 million or 48.2% compared to $6.2 million for the same period of 2010. The allowance for loan losses as a percentage of outstanding loans (net of unearned income) was 2.80% at September 30, 2011 compared to 2.41% and 2.29% at year-end 2010 and September 30, 2010, respectively. The decrease in the provision for loan losses is attributed mainly to an overall decrease in net loans outstanding of $114 million or 9.4% at September 30, 2011 compared to a year ago. The application of historical loss rates to a smaller base of loans has resulted in a lower provision for loan losses in the comparison. The decrease in net loans outstanding combined with the provision for loan losses that have exceeded net charge-offs has resulted in an increase in the ratio of the allowance for loan losses to net loans outstanding.

In addition to the impact of lower net loans outstanding, the provision for loan losses in the quarterly comparison improved as a result of a decrease in nonperforming loans of $2.7 million or 2.9% at September 30, 2011 compared to the same date a year earlier. Accruing loans past due 30-89 days were $3.4 million at September 30, 2011, a decrease of $8.7 million or 71.9% compared to $12.0 million a year earlier. Impaired loans, while $17.5 million or 13.2% higher at September 30, 2011 compared to a year earlier, decreased in the current quarter by $11.2 million or 6.9% to $151 million. Impaired loans totaling $60.8 million at September 30, 2011 had specific reserve allocations of $5.9 million or 9.7%. At September 30, 2010, impaired loans of $72.1 million had specific reserve allocations of $6.1 million or 8.5%.

Net charge-offs were $2.1 million in the current quarter, a decrease of $2.2 million or 50.9% compared to $4.3 million for the third quarter of 2010. Of the $2.1 million in net charge-offs in the current quarter, $1.2 million is attributed to four credit relationships secured by real estate construction and land development properties. Net charge-offs for the current quarter include a recovery in the amount of $500 thousand related to a single credit that was completely charged-off during 2009. On an annualized basis, quarterly net charge-offs were .74% of average loans outstanding for the third quarter of 2011 compared to 1.38% for the third quarter of 2010.

Noninterest Income

Noninterest income was $6.3 million for the third quarter of 2011, a decrease of $4.1 million or 39.4% compared to $10.3 million for the third quarter a year ago. Nearly all noninterest income categories declined in the comparison, but the overall decrease in noninterest income was due mainly to lower net gains on the sale of investment securities of $3.5 million or 90.1%. The Company periodically sells investment securities in response to its overall asset/liability management strategy to lock in gains, increase yield, and/or enhance its capital position as opportunities occur. Other notable decreases in the quarterly comparison include data processing fees of $163 thousand or 51.1%, service charges and fees on deposits of $127 thousand or 5.3%, and net gains on the sale of loans of $111 thousand or 25.3%.

The $163 thousand decrease in data processing fees was driven by a $126 thousand or 57.3% decline related to the Company’s depository services contract with the Commonwealth of Kentucky, which is currently in a winding down phase as previously disclosed by the Company. The Company earned $94 thousand in related data processing revenue for the three months ended September 30, 2011, with current estimates for the fourth quarter of 2011 of $60 thousand. The decrease in data processing revenues related to the general depository contract has been partially offset by noninterest expense reductions spread over multiple line item categories. The estimated net impact to earnings is not material.

Data processing fees have also declined due to lower processing volumes attributed to unemployment insurance transactions as well as from an increase in paperless payment transactions related to the Commonwealth of Kentucky’s WIC (Women, Infants and Children) program. The Company recorded $291 thousand in data processing fees for calendar year 2010 related to this program. WIC related data processing income was $37 thousand for the third quarter of 2011, a decrease of $39 thousand or 51.4% from the third quarter of 2010. WIC revenues will continue to decline for the Company as the WIC program progresses in its transition to a paperless payment method, which will be processed by an unrelated third party. The transition is currently expected to be completed during the fourth quarter of 2011 or the first quarter of 2012.

The $127 thousand decrease in service charges and fees on deposits is mainly due to lower fees related to overdraft/insufficient funds transactions of $149 thousand or 9.2% which is due to a lower transaction volume. The $111 thousand decrease in net gains on the sale of loans was driven by a $5.4 million or 31.9% lower volume of loans sold during the current quarter compared to the same quarter a year ago.

Trust fee income was $507 thousand for the third quarter of 2011, an increase of $86 thousand or 20.4% compared to $421 thousand for the same quarter a year ago. The increase in trust income is due mainly to higher managed asset values.

Noninterest Expense

Total noninterest expenses were $17.0 million for the third quarter of 2011, an increase of $1.0 million or 6.5% compared to $15.9 million for the third quarter of 2010. Reductions in many noninterest expense categories continue to occur, but these favorable decreases were offset mainly by higher expenses related to repossessed real estate properties of $1.4 million or 66.7%, resulting in an overall higher noninterest expense amount in the comparison.

Expenses related to repossessed real estate were $3.6 million for the third quarter of 2011 compared to $2.1 million in the same quarter of 2010. The $1.4 million increase in repossessed real estate expenses is attributed mainly to higher impairment charges of $1.8 million in the current quarter. Impairment charges relate to writing down a repossessed property’s carrying value to its fair value less estimated costs to sell. The Company recorded impairment charges of $3.4 million in the current quarter, including $2.8 million related to a single real estate development project. The impairment charge resulted from an updated market value of the property obtained from an independent appraiser consistent with the Company’s practice of requiring periodic property appraisals. The carrying value of the property subsequent to the impairment charge is $1.9 million.

Improvements in noninterest expense in the quarterly comparison primarily include a decrease in deposit insurance expense of $456 thousand or 41.5% and a decrease in data processing and communications expense of $182 thousand or 13.7%. Deposit insurance expense decreased mainly as a result of the change in the FDIC’s assessment base and rate structure that was effective during the second quarter of 2011. The decrease in data processing and communication expense is attributed to cost savings related to the Company’s contract with the Commonwealth of Kentucky, which is currently in the winding down phase. Additional decreases in data processing and communications expense is attributed to cost savings associated with a now defunct rewards program previously processed through an unrelated third party as well as overall tighter management of all expense line items.

Amortization of intangible assets, which relate to customer lists and core deposits from prior acquisitions, decreased $73 thousand or 20.3% in the quarterly comparison. Amortization of intangible assets is decreasing as a result of amortization schedules that allocate a higher amount of amortization in the earlier periods following an acquisition consistent with how the assets are used.

Income Taxes

The Company recorded an income tax benefit of $806 thousand for the current three months compared to income tax expense in the amount of $525 thousand in the third quarter of 2010. This includes a $151 thousand decrease in tax expense attributable to the statute of limitations expiring on a portion of the uncertain tax position as discussed under the heading “Income Taxes” in the nine month comparison. The increase in income tax benefits positively impacted net income by $1.3 million in the prior year quarterly comparison.

Income tax expense accruals are based on the best estimate of the expected tax rate for the year at the time the accrual is recorded. As the expected tax accrual rate changes during the year, adjustments are made each quarter to true up year to date balances. The accrual for income tax expense has been subject to change during 2011 as a result of differences to expected pretax income which has been less than previously predicted as the year has progressed. At September 30, 2011 the Company’s expected tax rate for the year was a benefit of 30% plus an additional $298 thousand of expense related to the uncertain tax position mentioned above.

The effective tax rate for the current quarter was a benefit of 151% compared to an expense of 29.5% for the same quarter in 2010. The continued decrease in projected pre-tax income for 2011 has resulted in decreases in the effective tax rate as the year has progressed. Income from tax free sources has remained consistent throughout the first nine months of 2011 and has continued to become a greater percentage of the declining pre-tax income each quarter. When tax free income exceeds pretax income, the Company will record a tax benefit.

First Nine Months of 2011 Compared to First Nine Months of 2010

Net income for the first nine months of 2011 was $1.5 million or $.01 per common share compared to $6.0 million or $.63 per common share for the same nine-month period of 2010. A summary of the nine-month comparison follows.

▪
The $4.6 million or $.62 per common share decrease in net income in the nine month comparison is primarily the result of lower overall noninterest income of $9.2 million or 33.2% partially offset by a decrease in the provision for loan losses of $3.5 million or 25.3% and lower income tax expense of $1.8 million or 104%.

▪	The decrease in noninterest income was driven by lower investment securities gains of $7.7 million or 86.4% and is attributed to the timing and volume of securities sold.

▪
The $3.5 million decrease in the provision for loan losses is attributed mainly to the overall decrease in net loans outstanding of $114 million or 9.4% at September 30, 2011 compared to a year earlier. Lower nonperforming loans have also had a positive impact on the provision for loan losses. Nonperforming loans were $89.1 million at September 30, 2011 compared to $91.7 million at September 30, 2010.

▪
Net interest income decreased $479 thousand or 1.2% in the year to date comparison as a $9.2 million decrease in interest income was partially offset by lower interest expense of $8.7 million. Net interest margin was 3.14% for the first nine months of 2011, an increase of 12 basis points from 3.02% in the same period a year ago. Net interest spread was 2.90%, up nine basis points compared to 2.81%.

▪
Total noninterest expenses were relatively unchanged at $47.7 million in the nine month comparison. The more significant components of noninterest expenses that decreased were as follows: a $1.0 million or 31.7% decrease in deposit insurance expense; a $623 thousand or 14.8% decrease in data processing and communications expense; a decrease in salaries and employee benefits of $220 thousand or 1.1%; and a decrease in scheduled amortization of intangible assets of $220 thousand or 20.4%.

▪
The more significant components of noninterest expenses that increased in the nine month comparison include a $1.4 million or 28.7% increase in expenses associated with repossessed real estate properties and two non-routine losses included in other expense in the aggregate amount of $1.0 million recorded in the first quarter of 2011. These losses relate to a fraudulent transaction on a deposit account involving one of the Company’s customers and a write-down attributed to uncollectible amounts of property tax receivables at the Company’s leasing subsidiary.

▪
The Company recorded an income tax benefit of $67 thousand in the first nine months of 2011 compared to income tax expense in the amount of $1.7 million for the first nine months of 2010. The effective tax benefit for the first nine months of 2011 was 4.7% compared to an effective tax expense of 22.0% for the first nine months of 2010.

▪	ROA and ROE was .10% and 1.29%, respectively, for the current nine months compared to .38% and 5.31% for the first nine months of a year ago.

Net Interest Income

Net interest income was $40.9 million for the first nine months of 2011, a decrease of $479 thousand or 1.2% compared to $41.4 million for the same period of 2010. The decrease in net interest income is attributed mainly to a $9.2 million or 13.3% decrease in interest income, mainly from loans, which was partially offset by a $8.7 million or 31.5% decrease in interest expense, primarily on deposits. Similar to that of the three month comparison, the decrease in total interest income and interest expense in the nine month comparison is attributed to both rate and volume declines of interest earning assets and interest paying liabilities and reflects the Company’s overall balance sheet realignment strategy combined with a lower overall interest rate environment. The Company is generally earning and paying less interest from its earning assets and funding sources as the average rates earned and paid have decreased. This includes repricing of variable and floating rate assets and liabilities that have reset to net overall lower amounts since their previous repricing date as well as activity related to new earning assets and funding sources. Additionally, available funds have been invested more in lower yielding investments securities or cash equivalents in response to a decrease in high quality loan demand.

Both interest income and interest expense amounts have declined in each category of the Company’s earning assets and interest paying liabilities in the nine month comparison. Total interest income was $59.8 million for the first nine months of 2011, a decrease of $9.2 million or 13.3% compared to the first nine months of 2010. The decrease in interest income is made up of lower interest on loans of $6.0 million or 11.3% and lower interest on investment securities of $3.1 million or 20.1%. The decrease in interest on loans was driven primarily by a $102 million or 8.2% decrease in average volume and, to a lesser extent, a decrease in the average rate earned of 19 basis points to 5.6% from 5.8%. For investment securities, the decrease in interest income is mainly driven by a lower average rate earned which has declined as reinvested funds from sold, matured, or called bonds have repriced downward in a lower interest rate environment. For taxable investment securities, the average rate earned was 3.1% for the current nine months, a decrease of 84 basis points compared to 3.9% for the first nine months of 2010. The lower average rate earned on taxable investment securities more than offset a $24.0 million or 5.3% increase in the average balance outstanding in the comparable periods. For nontaxable investment securities, the average rate earned was 4.6% and 5.1% for the first nine months of 2011 and 2010, respectively, a decrease of 55 basis points. The average balance of nontaxable investment securities decreased $24.7 million or 28.4% in the comparison, which also contributed to the decrease in interest income from investment securities.

Total interest expense was $18.9 million for the first nine months of 2011. This represents a decrease of $8.7 million or 31.5% compared to $27.6 million for the same nine months of 2010. The decrease in interest expense was driven by lower interest expense on deposits of $6.7 million or 37.2% due primarily to falling interest rates. The average rate paid on interest bearing deposit accounts was 1.2% for the current nine months, a decrease of 55 basis points compared to 1.8% for the first nine months of 2010. Interest expense on time deposits, the largest component of interest expense on deposits, was the main driver of the lower interest expense. Interest expense on time deposits decreased $6.3 million or 38.8%, led by a 69 basis point lower average rate paid to 1.9%. Volume declines of $139 million or 16.7% also contributed to the decrease in interest expense on time deposits to a lesser extent. The lower average rate paid on deposits is a result of a lower rate environment and the Company’s action to more aggressively reprice higher-rate maturing time deposits downward or by allowing them to mature without renewing. Interest expense on long-term borrowings decreased $1.9 million or 20.3% due primarily to a lower average balance outstanding of $65.0 million or 20.8% that was driven by the maturity of long-term repurchase agreements of $50 million which occurred during the fourth quarter of 2010.

The net interest margin on a taxable equivalent basis increased 12 basis points to 3.14% for the first nine months of 2011 compared to 3.02% for the first nine months of 2010.  The increase in net interest margin was positively impacted by a 9 basis point increase in the spread between the average rate earned on earning assets and the average rate paid on interest bearing liabilities to 2.90% for the current nine months from 2.81% for the first nine months of 2010. The impact of noninterest bearing sources of funds contributed an additional three basis points to net interest margin in the comparison. Net interest margin and spread have increased in the nine month comparison despite a decline in net interest income which is reflective of the Company’s overall balance sheet realignment strategy and focused effort to reduce its cost of funds. The Company expects its net interest margin to remain relatively flat in the near term according to internal modeling using expectations about future market interest rates, the maturity structure of the Company’s earning assets and liabilities, and other factors. Future results could be significantly different than expectations.

The following tables present an analysis of net interest income for the nine months ended September 30.

Distribution of Assets, Liabilities and Shareholders’ Equity:  Interest Rates and Interest Differential
Nine Months Ended September 30,	2011			2010
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities
Taxable	$475,951	$11,022	3.10%	$451,995	$13,332	3.94%
Nontaxable1	62,389	2,139	4.58	87,137	3,345	5.13
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	111,883	191	0.23	122,087	195	.21
Loans1,2,3	1,145,584	47,771	5.58	1,247,796	53,838	5.77
Total earning assets	1,795,807	$61,123	4.55%	1,909,015	$70,710	4.95%
Allowance for loan losses	(29,429)			(24,538)
Total earning assets, net of allowance for loan losses	1,766,378			1,884,477
Nonearning Assets
Cash and due from banks	18,010			78,635
Premises and equipment, net	39,402			39,405
Other assets	125,293			132,296
Total assets	$1,949,083			$2,134,813
Interest Bearing Liabilities
Deposits
Interest bearing demand	$257,860	$275	0.14%	$260,548	$363	.19%
Savings	291,667	1,007	0.46	269,512	1,281	.64
Time	696,094	9,990	1.92	835,589	16,318	2.61
Federal funds purchased and other short-term borrowings	41,217	154	0.50	46,764	248	.71
Securities sold under agreements to repurchase and other long-term borrowings	246,959	7,493	4.06	311,923	9,398	4.03
Total interest bearing liabilities	1,533,797	$18,919	1.65%	1,724,336	$27,608	2.14%
Noninterest Bearing Liabilities
Commonwealth of Kentucky deposits	503			1,634
Other demand deposits	213,266			207,108
Other liabilities	47,649			49,612
Total liabilities	1,795,215			1,982,690
Shareholders’ equity	153,868			152,123
Total liabilities and shareholders’ equity	$1,949,083			$2,134,813
Net interest income		42,204			43,102
TE basis adjustment		(1,329)			(1,748)
Net interest income		$40,875			$41,354
Net interest spread			2.90%			2.81%
Impact of noninterest bearing sources of funds			.24			.21
Net interest margin			3.14%			3.02%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
2Loan balances include principal balances on nonaccrual loans.
3Loan fees included in interest income amounted to $655 thousand and $1.1 million in 2011 and 2010, respectively.

Analysis of Changes in Net Interest Income (tax equivalent basis)
(In thousands)	Variance	Variance Attributed to
Nine Months Ended September 30,	2011/20101	Volume	Rate

Interest Income
Taxable investment securities	$(2,310)	$1,052	$(3,362)
Nontaxable investment securities2	(1,206)	(876)	(330)
Time deposits with banks, federal funds sold and securities purchased under agreements to resell	(4)	(24)	20
Loans2	(6,067)	(4,327)	(1,740)
Total interest income	(9,587)	(4,175)	(5,412)
Interest Expense
Interest bearing demand deposits	(88)	(3)	(85)
Savings deposits	(274)	158	(432)
Time deposits	(6,328)	(2,449)	(3,879)
Federal funds purchased and other short-term borrowings	(94)	(27)	(67)
Securities sold under agreements to repurchase and other long-term borrowings	(1,905)	(2,020)	115
Total interest expense	(8,689)	(4,341)	(4,348)
Net interest income	$(898)	$166	$(1,064)
Percentage change	100.0%	-18.5%	118.5%

1	The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
2	Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2011 was $10.2 million, a decrease of $3.5 million or 25.3% compared to $13.7 million for the same nine months of 2010. The allowance for loan losses as a percentage of outstanding loans (net of unearned income) was 2.80% at September 30, 2011 compared to 2.41% and 2.29% at year-end 2010 and September 30, 2010, respectively. The decrease in the provision for loan losses is attributed mainly to the overall decrease in net loans outstanding of $114 million or 9.4% at September 30, 2011 compared to a year earlier. The application of historical loss rates to a smaller base of loans has resulted in a lower provision for loan losses in the comparison. The decrease in net loans outstanding combined with the provision for loan losses that have exceeded net charge-offs has resulted in an increase in the ratio of the allowance for loan losses to net loans outstanding.

Lower nonperforming loans have also had a positive impact on the provision for loan losses. Nonperforming loans were $89.1 million at September 30, 2011 compared to $91.7 million at September 30, 2010, a decrease of $2.7 million or 2.9%.

Accruing loans past due 30-89 days were $3.4 million at September 30, 2011, a decrease of $8.7 million or 71.9% compared to $12.0 million a year earlier. Impaired loans were $151 million at September 30, 2011, an increase of $17.5 million or 13.2% compared to a year earlier. During the first nine months of 2011, impaired loans increased $20.5 million or 15.8% compared to an increase of $24.6 million or 22.7% for the same nine months of 2010. Impaired loans totaling $60.8 million at September 30, 2011 had specific reserve allocations of $5.9 million or 9.7%. At September 30, 2010, impaired loans of $72.1 million had specific reserve allocations of $6.1 million or 8.5%.

Net charge-offs were $8.1 million in the first nine months of 2011, a decrease of $1.1 million or 12.1% compared to $9.2 million for the first nine months of 2010. Of the $8.1 million in net charge-offs for 2011, $3.5 million is attributed to four credit relationships secured by real estate properties. Of the $3.5 million larger charge-offs, $1.5 million represents two credits secured by residential real estate, $1.4 million represents one credit secured by commercial real estate, and $546 thousand represents one credit secured by real estate construction/land development property. Net charge-offs for the current quarter include a recovery in the amount of $500 thousand related to a single credit that was completely charged-off during 2009. On an annualized basis, net charge-offs were .95% of average loans outstanding for the first nine months of 2011 compared to .99% for the first nine months of 2010.

Noninterest Income

Noninterest income was $18.5 million for the first nine months of 2011, a decrease of $9.2 million or 33.2% compared to $27.7 million for the same period of 2010. Nearly all noninterest income categories decreased in the comparison, driven by lower net gains on the sale of investment securities of $7.7 million or 86.4%. The Company periodically sells investment securities in response to its overall asset/liability management strategy to lock in gains, increase yield, and/or enhance its capital position as opportunities occur.

Service charges and fees on deposits were $6.5 million for the current nine months, a decrease of $433 thousand or 6.3% compared to the first nine months of 2010. The decrease in service charges and fees on deposits is mainly due to lower fees related to overdraft/insufficient funds transactions of $450 thousand or 9.8%, which is due to lower transaction volume. Non-deposit service charges, commissions, and fees were $3.1 million for the current nine months, a decrease of $341 thousand or 9.8% compared to a year ago. The decrease is due mainly to lower custodial safekeeping fees of $306 thousand or 95.4% and relates to a custodial services contract that expired at the end of the second quarter of 2010 and was not renewed.

Data processing fees were $691 thousand for the current nine months, down $355 thousand or 33.9% compared to a year ago. The decrease in data processing fees was driven by a $273 thousand or 36.4% decline related to the Company’s depository services contract with the Commonwealth of Kentucky, which is currently in a winding down phase as previously disclosed by the Company. The Company earned $477 thousand in related data processing revenue for the nine months ended September 30, 2011 compared with $750 thousand a year earlier, with current estimates for the fourth quarter of 2011 of $60 thousand. The decrease in data processing revenues related to the general depository contract has been partially offset by noninterest expense reductions spread over multiple line item categories. The estimated net impact to earnings is not material.

Data processing fees have also declined due to lower processing volumes attributed to unemployment insurance transactions as well as from an increase in paperless payment transactions related to the Commonwealth of Kentucky’s WIC program. The Company recorded $291 thousand in data processing fees for calendar year 2010 related to this program. WIC related data processing income was $142 thousand for the first nine months of 2011, a decrease of $82 thousand or 36.5% from the first nine months of 2010. WIC revenues will continue to decline for the Company as the WIC program progresses in its transition to a paperless payment method which will be processed by an unrelated third party. The transition is currently expected to be completed during the fourth quarter of 2011 or the first quarter of 2012.

Allotment processing fees were $4.0 million for the first nine months of 2011, a decrease of $148 thousand or 3.5% compared to the same period of 2010. The decrease in allotment processing fees is mainly due to the Company no longer processing a related ancillary product. This product began to be phased out in the second quarter of 2010 and was fully eliminated during the second quarter of 2011. The decrease in fees related to this service was $149 thousand or 82.9% in the nine month comparison.

Net gains on the sale of loans and income from bank owned life insurance was $620 thousand and $706 thousand, respectively, for the first nine months of 2011. This represents a decrease of $162 thousand or 20.7% related to net gains on the sale of loans and a decrease of $100 thousand related to income from bank owned life insurance when compared to the first nine months of 2010. The decrease in net gains on the sale of loans is attributed to a lower volume of loans sold of $7.9 million or 24.9%. The decrease in income from bank owned life insurance is due mainly to a lower amount outstanding, which was driven by the liquidation of the Parent Company’s remaining investment in the amount of $2.2 million during the first quarter of 2011. The Company’s subsidiary banks maintain an aggregate balance of $27.2 million in company-owned life insurance at September 30, 2011.

Other noninterest income was $20 thousand for the first nine months of 2011, a decrease of $316 thousand or 94.0% compared to $336 thousand a year ago. The lower noninterest income includes a decrease attributed to income from investments in tax credit partnerships of $108 thousand. Additionally, noninterest income for 2010 includes $107 thousand related to a gain on the sale of repossessed equipment that occurred in the second quarter. No such transaction occurred during the first nine months of 2011.

Trust fee income was $1.6 million for the first nine months of 2011, an increase of $343 thousand or 27.4% compared to $1.3 million for the same period a year ago. The increase in trust income is due to both an increase related to higher managed asset values along with accrual refinements resulting in a one-time increase in the amount of $165 thousand in the second quarter of 2011.

Noninterest Expense

Total noninterest expenses were $47.7 million for the first nine months of 2011, relatively unchanged compared to $47.6 million for the first nine months of 2010. Reductions in noninterest expenses occurred in numerous line items, but were offset mainly by $1.8 million higher impairment charges on repossessed real estate properties combined with  two non-routine transactions resulting in losses totaling $1.0 million in the aggregate that occurred during the first quarter of 2011.

The Company recognized impairment charges of $5.0 million during the first nine months of 2011 relating to repossessed real estate. Of this amount, $2.8 million is attributed to a single real estate development credit that was written down to its fair value of $1.9 million consistent with an updated appraisal completed the third quarter of 2011. With respect to the two non-routine transactions mentioned above, one relates to a fraudulent transaction on a deposit account involving one of the Company’s customers totaling $700 thousand. The other transaction is attributed to a loss of $303 thousand related to a write-down of uncollectible amounts of property tax receivables at the Company’s leasing subsidiary.

The more significant components of noninterest expenses that decreased in the nine month comparison were as follows: a $1.0 million or 31.7% decrease in deposit insurance; a $623 thousand or 14.8% decrease in data processing and communications expense; a decrease in salaries and employee benefits of $220 thousand or 1.1%; a decrease in scheduled amortization of intangible assets of $220 thousand or 20.4%; and a decrease in correspondent banking fees of $196 thousand or 37.0%.

The decrease in deposit insurance expense is due mainly to changes in the FDIC’s assessment base and rate structure that went into effect during the second quarter of 2011. Data processing and communication expense have decreased mainly due to additional costs related to the merger of two of the Company’s bank subsidiaries during the second quarter of 2010 combined with expenses associated with a now defunct rewards program processed through an unrelated third party as well as overall tighter management of all expense line items. Salaries and employee benefits are lower primarily because of a smaller workforce, as the average number of full time equivalent employees decreased to 513 from 531 a year ago. Amortization of intangible assets decreased as a result of amortization schedules that allocate higher amounts of amortization in the earlier periods following an acquisition consistent with how the assets are used. The decrease in correspondent banking fees relates mainly to a custodial services contract that expired at the end of the second quarter of 2010 and was not renewed.

Income Taxes

The Company recorded an income tax benefit of $67 thousand in the first nine months of 2011 compared to income tax expense in the amount of $1.7 million for the first nine months of 2010. The effective tax benefit for the first nine months of 2011 was 4.7% compared to an effective tax expense of 22.0% for the first nine months of 2010. The continued decrease in projected pre-tax income for 2011 has resulted in decreases in the effective tax rate as the year has progressed. Income from tax free sources has remained consistent throughout the first nine months of 2011 and has continued to become a greater percentage of the declining pretax income each quarter.

As a result of an unfavorable tax situation concerning one of its tax-exempt customers, the Company recorded $449 thousand in income tax expense during the first quarter of 2011 upon learning that this customer had received notification that the Internal Revenue Service intends to issue an adverse ruling to the customer regarding the qualified status of their debt arrangement with the Company. The amount of the tax liability was reduced by $151 thousand during the third quarter of 2011 due to the statute of limitations expiring on a portion of the potential tax payment. The loan contract contains provisions that the customer will indemnify the Company for any penalties, taxes, or interest thereon for which the Company becomes liable as a result of a determination of taxability. The Company intends to exercise its rights under the contract; however, due to the contingent nature of the indemnification provisions, the Company will not record the effects of the indemnification until it is realized. Additional information related to this matter is set forth in Note 24 of the Company’s 2010 audited consolidated financial statements and Note 10 of the Company’s September 30, 2011 unaudited consolidated financial statements included in this Form 10-Q.

FINANCIAL CONDITION

Total assets were $1.9 billion at September 30, 2011, a decrease of $33.0 million or 1.7% from year-end 2010. Investment securities were up $141 million or 31.7% from year-end, but were offset by a decrease in net loans of $93.8 million or 8.1% and cash and cash equivalents of $80.7 million or 44.3%.

The decrease in cash and cash equivalents reflects the Company’s overall lower net funding position combined with the opportunity to redeploy excess liquidity into higher yielding investment securities in response to a decrease in high quality loan demand. The decrease in loans reflects the lack of high quality loan demand the Company seeks as it continues a cautious and measured approach to new lending while working to reduce its high level of nonperforming assets. This has resulted in principal repayments on existing loans or loans transferred into other real estate through foreclosure that has exceeded new loans. Investment securities have increased as loan volume has declined.

Total liabilities were $1.7 billion at September 30, 2011, a decrease of $39.4 million or 2.2% compared to December 31, 2010. Net borrowed funds and deposits decreased $24.1 million or 8.1% and $16.5 million or 1.1%, respectively, in the comparison. Net borrowed funds decreased mainly due to lower short-term borrowings of $16.7 million or 35.2% as a result of activity related to the winding down of the Company’s depository services contract with the Commonwealth of Kentucky. Interest bearing deposits, primarily those of time deposits, decreased $32.1 million or 2.6% partially offset by an increase in noninterest bearing deposits of $15.6 million or 7.6%.

Shareholders’ equity was $156 million at September 30, 2011 compared to $150 million at year-end 2010. This represents an increase of $6.5 million or 4.3% from year-end 2010 and is attributed mainly to a $5.8 million increase in the unrealized gain (net of tax) on available for sale securities included in other comprehensive income.

Management of the Company considers it noteworthy to understand the relationship between Farmers Bank & Capital Trust Company (“Farmers Bank”) and the Commonwealth of Kentucky.  Farmers Bank provides various services to state agencies of the Commonwealth. As the depository for the Commonwealth, checks are drawn on Farmers Bank by these agencies, which include paychecks and state income tax refunds.  Farmers Bank also processes vouchers of the WIC program for the Cabinet for Human Resources. Therefore, reviewing average balances is important to understanding the financial condition of the Company as daily deposit balances can fluctuate significantly as a result of Farmers Bank’s relationship with the Commonwealth.

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

As anticipated, significant reductions in transaction volumes with the Commonwealth along with the related revenues and expenses have occurred since June 30, 2011, The impact of not retaining the general depository services contract of the Commonwealth has not had a material impact on the Company’s results of operations, overall liquidity, or net cash flows, although gross cash flows such as for cash on hand, deposits outstanding, and short-term borrowings have declined.

On an average basis, total assets were $1.9 billion for the first nine months of 2011, a decrease of $153 million or 7.3% from the year-ended December 31, 2010 average. Average assets decreased mainly as a result of the Company’s overall balance sheet realignment strategy to improve its net interest margin, nonperforming asset levels, capital ratios, and overall profitability. Average earning assets decreased $97.9 million or 5.2% from year-end 2010. Average earning assets were 92.1% and 90.1% of total average assets for the first nine months of 2011 and for the year 2010, respectively. Average loans, net of unearned income, decreased $90.6 million or 7.3% in the comparison. Average investment securities increased $14.4 million or 2.7% while temporary investments were down $21.7 million or 16.2%. Total deposits averaged $1.5 billion for the nine months ended September 30, 2011, a decrease of $89.5 million or 5.8% from the prior year-end average. Average interest bearing deposit balances declined $92.9 million or 6.9% in the comparison led by a decrease in time deposits of $112 million or 13.8% partially offset by higher savings deposits of $19.6 million or 7.2%.

Temporary Investments

Temporary investments consist of interest bearing deposits in other banks and federal funds sold and securities purchased under agreements to resell. The Company uses these funds in the management of liquidity and interest rate sensitivity. At September 30, 2011, temporary investments were $82.6 million, a decrease of $75.2 million from $158 million at year-end 2010.

On an average basis, temporary investments were $112 million during the first nine months of 2011, a decrease of $21.7 million or 16.2% compared with $134 million from year-end 2010. The decrease is a result of the Company’s overall net funding position combined with the opportunity to redeploy cash equivalents into higher yielding investment securities in response to a decrease in high quality loan demand.

Investment Securities

The investment securities portfolio is comprised primarily of residential mortgage-backed securities, U.S. government-sponsored agency securities, and tax-exempt securities of states and political subdivisions. Substantially all of the Company’s investment securities are designated as available for sale. Total investment securities were $586 million at September 30, 2011, an increase of $141 million or 31.7% compared to $445 million at year-end 2010. Investment securities have increased as high quality loan demand has declined. The Company has also been able to move balances from lower earning temporary investments to higher yielding investment securities while liquidity has remained stable and adequate to meet its needs.

Included in the increase in investment securities in the current nine months are higher net unrealized gains on available for sale securities of $8.9 million. The increase in the net unrealized gains represent higher market values in the portfolio related to an increase in outstanding balances along with an overall decline in market interest rates, particularly that of longer-term maturities. As market rates decline, the value of fixed rate investments increase.

At September 30, 2011, the Company holds $5.8 million amortized cost amounts of single-issuer trust preferred capital securities of a global and national financial services firm with an estimated fair value of $4.7 million. These securities had an estimated fair value of $5.0 million at year-end 2010. This represents a decline of $431 thousand or 8.5% and $337 thousand or 6.8% for the three and nine months ended September 30, 2011. The market value of these securities showed an overall improvement of $94 thousand during the first six months of 2011, reflecting an improvement of the financial institution sector debt markets in general. However, increased market volatility during the third quarter of 2011 resulted in price depreciation associated with continuing domestic and global economic pressures.

The Company’s investment in the trust preferred capital securities continue to perform according to contractual terms and the issuer of these securities is rated as investment grade by major rating agencies. The Company does not intend to sell these securities nor does the Company believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company believes these securities are not impaired due to reasons of credit quality or other factors, but rather the unrealized loss is primarily attributed to general uncertainties in the financial markets and market volatility. The Company believes that it will be able to collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will continue to recover as they approach their maturity dates.

Loans

Loans, net of unearned income, were $1.1 billion at September 30, 2011, a decrease of $91.7 million or 7.7% from year-end 2010. The Company continues to take a measured and cautious approach to loan originations as it continues to refine the composition of its balance sheet and work through high levels of nonperforming loans and other assets. Nonperforming loans increased sharply in the fourth quarter of 2009 and into the first quarter of 2010 as a result of the lingering effects of one of the most severe recessions in recent history and, while having declined in the current quarter as well as compared to their peak in the first quarter of 2010, have remained elevated since that time.

The composition of the loan portfolio is summarized in the table below.

	September 30, 2011		December 31, 2010
(Dollars in thousands)	Amount	%	Amount	%

Commercial, financial, and agriculture	$97,575	8.9%	$108,959	9.1%
Real estate – construction	132,481	12.0	154,208	12.9
Real estate mortgage - residential	446,268	40.5	469,273	39.3
Real estate mortgage - farmland and other commercial enterprises	394,140	35.8	416,904	35.0
Installment	21,955	2.0	28,532	2.4
Lease financing	8,680	.8	14,964	1.3
Total	$1,101,099	100.0%	$1,192,840	100.0%

On average, loans represented 63.8% of earning assets for the current nine month period, a decrease of 149 basis points compared to 65.3% for year-end 2010. Average loans represent a lower percentage of earning assets due to a lower average outstanding balance that makes up for a significant portion of the overall reduction in average total earning assets. As loan demand fluctuates, the available funds are reallocated between loans and temporary investments or investment securities, which typically involve a decrease in credit risk and lower yields.

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

The allowance for loan losses was $30.9 million or 2.80% of outstanding loans (net of unearned income) at September 30, 2011. This compares to $28.8 million or 2.41% of net loans outstanding at year-end 2010. The increase in the allowance for loan losses as a percentage of net loans outstanding from year-end 2010 is the result of the provision for loan losses exceeding net charge-offs by $2.1 million or 25.8% combined with a $91.7 million or 7.7% decrease in loans outstanding (net of unearned income). The increase in the allowance for loan losses from year-end 2010 is driven by elevated levels of recent historical net charge-offs and the overall high levels of nonperforming and impaired loans together with a shrinking portfolio of loans outstanding. As a percentage of nonperforming loans, the allowance for loan losses was 34.7% at September 30, 2011, which represents an increase of 303 basis points compared to 31.6% at year-end 2010.

While current data indicates that economic growth in the U.S. remains slow, the Company’s high level of nonperforming and impaired loans is driven by overall weaknesses that remain in the general economy stemming from one of the most severe recessions in many decades. Investment in nonresidential structures is still weak, and the overall housing sector continues to be depressed. Inflation, which ticked up earlier in 2011, appears to have moderated and long-term inflation expectations remain stable. Business investment in equipment and software is expanding, and while there has been a modest increase in household spending in recent months, labor markets continue to be weak with elevated unemployment rates. For the Company, the economic conditions in recent quarters have resulted in higher stress in the real estate development portion of its lending portfolio.

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

Nonperforming loans were $89.1 million at September 30, 2011, a decrease of $1.9 million or 2.1% compared to $91.0 million at year-end 2010. The high level of nonperforming loans is a result of ongoing weaknesses in the overall economy that continues to strain the Company and many of its customers, particularly real estate development lending. Nonperforming loans were as follows at September 30, 2011 and December 31, 2010 and are presented by loan class.

Nonperforming Loans
(In thousands)	September 30, 2011	December 31, 2010
Nonaccrual Loans
Real Estate:
Real estate-construction and land development	$28,557	$35,893
Real estate mortgage-residential	13,728	10,728
Real estate mortgage-farmland and other commercial enterprises	16,697	6,528
Commercial:
Commercial and industrial	427	627
Lease financing	163	50
Other	691	31
Consumer:
Secured	55	109
Unsecured	4	5
Total nonaccrual loans	$60,322	$53,971

Restructured Loans
Real Estate:
Real estate-construction and land development	$14,950	$16,793
Real estate mortgage-residential	4,550	9,147
Real estate mortgage-farmland and other commercial enterprises	9,242	11,038
Total restructured loans	$28,742	$36,978

Past Due 90 Days or More and Still Accruing
Real Estate:
Real estate mortgage-residential		$28
Commercial:
Lease financing		9
Consumer:
Secured	$2
Unsecured		5
Total past due 90 days or more and still accruing	$2	$42

Total nonperforming loans	$89,066	$90,991

Ratio of total nonperforming loans to total loans (net of unearned income)	8.1%	7.6%

Nonaccrual loans make up the largest component of nonperforming assets. Such loans were $60.3 million at September 30, 2011, an increase of $6.4 million or 11.8% compared to $54.0 million at year-end 2010. The increase in nonaccrual loans was driven by five larger balance unrelated credits in the aggregate amount outstanding of $12.2 million, of which $8.2 million is secured by commercial real estate, $3.6 million secured by real estate development properties, and $480 thousand secured by residential real estate. Property securing $1.5 million related to one larger-balance real estate development nonaccrual credit is under contracts to be sold during the fourth quarter of 2011 at net selling prices that approximate current outstanding loan amounts. Partially offsetting the $12.2 million larger-balance credits added to nonaccrual was $6.2 million of collateral of larger-balance nonaccrual credits of three real estate development properties that were repossessed by the Company. The Company had one larger-balance loan that it restructured in early 2011 that was reclassified to nonaccrual status during the third quarter of 2011 with an outstanding balance of $2.9 million. This loan, which is secured by real estate development property, was classified as nonaccrual at year-end 2010.

Restructured loans were $28.7 million at September 30, 2011, a decrease of $8.2 million or 22.3% compared to the year-end 2010 amount of $37.0 million. The decrease in restructured loans was driven primarily by three larger-balance credits totaling $7.1 million that are no longer classified as restructured loans. Of this total, $3.8 million represents one credit whereby the Company received principal payments of $1.1 million, recorded charge-offs of $1.1 million, and reclassified $1.5 million as nonaccrual. The remaining two other larger-balance credits consist of one credit in the amount of $2.2 million that was classified as nonaccrual and the payoff of another credit in the amount of $1.1 million.

The Company’s comprehensive risk-grading and loan review program includes a review of loans to assess risk and assign a grade to those loans, a review of delinquencies, and an assessment of loans for needed charge-offs or placement on nonaccrual status. The Company had loans in the amount of $122 million and $127 million at September 30, 2011 and year-end 2010, respectively, which were performing but considered potential problem loans that are not included in the nonperforming loan totals in the table above. These loans, however, are considered in establishing an appropriate allowance for loan losses. The balance outstanding for potential problem credits is mainly a result of ongoing weaknesses in the overall economy that continue to strain the Company and many of its customers, particularly real estate development lending. Potential problem loans include a variety of borrowers and are secured primarily by real estate. At September 30, 2011 the five largest potential problem credits were $32.1 million in the aggregate compared to $35.9 million at year-end 2010 and secured by various types of real estate including commercial, construction properties, and residential real estate development.

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

Other Real Estate

Other real estate owned (“OREO”) includes real estate properties acquired by the Company through foreclosure. At September 30, 2011 OREO was $36.0 million, an increase of $5.4 million or 17.8% compared to $30.5 million at year-end 2010. The net increase in OREO during the first nine months of 2011 is due mainly to the Company taking possession of real estate in the amount of $11.0 million securing eight separate larger-balance credit relationships, $10.3 million of which was previously classified in nonaccrual loans. Of the $11.0 million larger-balance real estate repossessions during the first nine months of 2011, $9.2 million represents construction/land development projects, $1.2 million represents residential real estate, and $676 thousand represents commercial real estate properties. The Company sold five larger-balance repossessed properties during the first nine months of 2011 which reduced the amount of OREO by $3.6 million and recorded impairment charges of $2.8 million during the third quarter related to one larger-balance property. The carrying value of this property subsequent to the impairment charge is $1.9 million.

Deposits

A summary of the Company’s deposits is as follows for the periods indicated.

	End of Period			Average
(In thousands)	September 30, 2011	December 31, 2010	Difference	(Nine Months) September 30, 2011	(Twelve Months) December 31, 2010	Difference
Noninterest Bearing
Commonwealth		$643	$(643)	$503	$1,347	$(844)
Other	$222,523	206,244	16,279	213,266	209,020	4,246
Total	$222,523	$206,887	$15,636	$213,769	$210,367	$3,402

Interest Bearing
Demand	$256,204	$259,569	$(3,365)	$257,860	$258,674	$(814)
Savings	295,347	283,264	12,083	291,667	272,080	19,587
Time	672,999	713,852	(40,853)	696,094	807,730	(111,636)
Total	$1,224,550	$1,256,685	$(32,135)	$1,245,621	$1,338,484	$(92,863)

Total Deposits	$1,447,073	$1,463,572	$(16,499)	$1,459,390	$1,548,851	$(89,461)

The decrease in end of period and average deposits is mainly due to lower interest bearing deposits outstanding, primarily with respect to time deposits, partially offset by higher noninterest bearing deposits. The decline in time deposits for the nine months ended September 30, 2011 compared to year-end 2010 is due primarily to the maturity structure of the portfolio and the overall liquidity position of the Company. The Company’s liquidity position has enabled it to lower its cost of funds by allowing higher-rate certificates of deposit, particularly those in excess of $100 thousand in outstanding balances, to roll off or reprice at significantly lower interest rates. The decrease in deposits of the Commonwealth is attributed to the winding down of the Company’s contract as the depository service provider of the Commonwealth as discussed previously in this report.

Borrowed Funds

Total borrowed funds were $275 million at September 30, 2011, a decrease of $24.1 million or 8.1% from $300 million at year-end 2010. Long-term borrowings decreased $7.4 million or 3.7% due to principal repayments primarily related to FHLB advances. Short-term borrowings decreased $16.7 million or 35.2% due mainly to activity related to the Commonwealth. Outstanding borrowings under short-term repurchase agreements have decreased primarily as a result of the Company’s depository services contract with the Commonwealth, which is currently in a winding down phase as previously disclosed by the Company. The Company’s short-term borrowings also fluctuate with changes in its overall net funding position.

LIQUIDITY

The primary source of funds for the Parent Company is the receipt of dividends from its subsidiary banks, cash balances maintained, short-term investments, and borrowings from nonaffiliated sources. Payment of dividends by the Company’s subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. In addition, Farmers Bank, United Bank & Trust Company (“United Bank”), and Citizens Bank of Northern Kentucky, Inc. (“Citizens Northern”) each must obtain regulatory approval to declare or pay dividends to the Parent Company as a result of increased capital required in connection with prior regulatory exams. Capital ratios at each of the Company’s four subsidiary banks exceed regulatory established “well-capitalized” status at September 30, 2011 under the prompt corrective action regulatory framework; however, Farmers Bank, United Bank, and Citizens Northern are required to maintain capital ratios at higher levels as outlined in their regulatory agreements.

The Parent Company’s primary uses of cash include the payment of dividends to its common and preferred shareholders, injecting capital into subsidiaries, interest expense on borrowings, and the payment of general operating expenses. Due to the regulatory agreements, dividend payments on the Parent Company’s common and preferred stock and interest payments on its trust preferred borrowings must have regulatory approval before being paid. While regulatory agencies have so far granted approval to all of the Company’s requests to make interest payments on its trust preferred securities and dividends on its preferred stock, the Company did not (based on the assessment by Company management of both the Company’s capital position and the earnings of its subsidiaries) seek regulatory approval for the payment of common stock dividends.  Moreover, the Company will not pay any such dividend on its common stock in any subsequent quarter until the regulator’s assessment of the earnings of the Company’s subsidiaries, and the Company’s assessment of its capital position, both yield the conclusion that the payment of a Company common stock dividend is warranted.

The Parent Company had cash and cash equivalents of $16.0 million at September 30, 2011, a decrease of $263 thousand or 1.6% from $16.2 million at year-end 2010. Significant cash receipts of the Parent Company during 2011 include $2.3 million in dividends from First Citizens Bank, $2.2 million proceeds from the liquidation of company-owned life insurance at the Parent Company, and management fees from subsidiaries of $2.5 million. Significant cash payments by the Parent Company during 2011 include salaries, payroll taxes, and employee benefits of $1.6 million, interest expense on borrowed funds of $1.5 million, additional equity investments in United Bank of $4.0 million, and $1.1 million for the payment of preferred stock dividends.

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

As of September 30, 2011, the Company had $188 million of additional borrowing capacity under various FHLB, federal funds, and other borrowing agreements. However, there is no guarantee that these sources of funds will continue to be available to the Company or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a material decrease in the Company’s liquidity from these sources. The Company’s borrowing capacity increased $72.5 million or 62.6% since year-end 2010 primarily as a result of one of the Company’s subsidiary banks initial approval during the first quarter of 2011 by the Federal Reserve to borrow on a short-term basis up to $70 million through its Discount Window program.

The Company’s bank subsidiaries previously had an aggregate borrowing capacity of $20 million in short-term unsecured federal funds through a long-standing relationship with a large multi-national financial services firm (“Upstream Correspondent”). Due to changes by the Upstream Correspondent in its business practices and risk tolerances, the Company moved a substantial portion of its check clearing process from the Upstream Correspondent to another large multi-national financial services firm during 2010. The Upstream Correspondent is also exiting business relationships that it determines no longer meet its tighter risk metrics. The relationship between the Company and the Upstream Correspondent has been further affected by the competition for a long-term customer of the Company. As a result, the Company and the Upstream Correspondent were unable to agree on the terms concerning their ongoing short-term borrowing arrangement; therefore, the Company’s ability to borrow via short-term unsecured federal funds from the Upstream Correspondent ended on September 30, 2011.

The Company entered into short-term borrowing agreements during the third quarter of 2011 to replace the previous arrangement with the Upstream Correspondent as described above. The new arrangement allows the Company to borrow up to $17.5 million in short-term federal funds from two separate commercial banks. Of the total amount, $15.0 million is available on a secured basis and $2.5 million is unsecured. The average amount outstanding on short-term federal funds borrowings was $47 thousand for the nine months ended September 30, 2011 and $152 thousand for all of 2010.

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

Liquid assets consist of cash, cash equivalents, and available for sale investment securities.  At September 30, 2011, consolidated liquid assets were $687 million, an increase of $60.7 million or 9.7% from year-end 2010.  The increase in liquid assets was made up by higher available for sale investment securities of $141 million or 31.8% partially offset by lower cash and cash equivalents of $80.7 million or 44.3%. Liquid assets remain elevated mainly as a result of the Company’s overall net funding position, which has been influenced by the Company’s balance sheet realignment strategy that included reducing the overall size of the balance sheet as it manages a high level of nonperforming assets. The overall funding position of the Company changes as loan demand, deposit levels, and other sources and uses of funds fluctuate.

Net cash provided by operating activities was $22.2 million for the first nine months of 2011, an increase of $944 thousand or 4.4% compared to $21.3 million for the first nine months of 2010. Net cash used in investing activities was $61.2 million for 2011 compared to net cash inflows of $97.9 million for 2010. The $159 million change in net cash flows in the comparison is mainly due to $180 million related to investment securities partially offset by net cash inflows related to loan activity of $31.1 million. These cash flow activities correlate to the overall increase in investment securities and decrease in outstanding loan balances. In addition, the Company received the remaining proceeds from the liquidation of the Parent Company’s investment in company-owned life insurance of $2.2 million in the first quarter of 2011, a decrease of $6.3 million compared with $8.6 million in the first quarter of 2010 when the Company initiated this transaction.

Net cash used in financing activities was $41.6 million in the first nine months of 2011 compared to $152 million for the same period of 2010. Net cash flows used in financing activities declined in the comparison due mainly to deposit activity. For 2011, net deposits decreased $16.5 million or 1.1%; in 2010, net deposits decreased $170 million or 10.4%. The decrease in deposits for the first nine months of 2010 was significantly more than for the same period in 2011 as the Company more aggressively sought to lower its cost of funds by allowing higher-rate certificates of deposit, particularly those in excess of $100 thousand in outstanding balances, to roll off or reprice at significantly lower interest rates.

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

CAPITAL RESOURCES

Consolidated shareholders’ equity was $156 million at September 30, 2011, an increase of $6.5 million or 4.3% compared to December 31, 2010. The increase in shareholders’ equity is due mainly to a $5.8 million increase in unrealized gains (net of tax) related to investments securities. The increase in unrealized gains on investment securities are driven mainly by a lower overall interest rate environment. As market interest rates have generally decreased throughout the year, the overall market value of the Company’s fixed rate investment securities have increased.

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

At September 30, 2011, the Company’s tangible capital ratio was 8.09% compared to 7.57% at year-end 2010. The tangible capital ratio is defined as tangible equity as a percentage of tangible assets. This ratio excludes amounts related to intangible assets. Tangible common equity to tangible assets, which further excludes outstanding preferred stock, was 6.56% at September 30, 2011 compared to 6.09% at year-end 2010.

Consistent with the objective of operating a sound financial organization, the Company’s goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios as of September 30, 2011 and December 31, 2010 and the regulatory minimums are as follows in the table below.

	September 30, 2011			December 31, 2010
	Tier 1 Risk-based Capital1	Total Risk-based Capital1	Tier 1 Leverage2	Tier 1 Risk-based Capital1	Total Risk-based Capital1	Tier 1 Leverage2
Consolidated	16.54%	17.81%	9.98%	15.35%	16.61%	9.39%

Farmers Bank 3	17.01	18.28	9.34	15.59	16.86	8.55
First Citizens Bank	13.78	14.65	9.01	12.76	13.50	8.46
United Bank3	14.09	15.37	8.93	12.91	14.18	8.24
Citizens Northern3	12.20	13.45	8.40	11.42	12.68	8.04

Regulatory minimum3,4	4.00	8.00	4.00	4.00	8.00	4.00
Well-capitalized status	6.00	10.00	5.00	6.00	10.00	5.00

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

2	Tier 1 Leverage ratio is computed by dividing a bank’s Tier 1 Capital by its total quarterly average assets, as defined by regulation.

3	See Note 9 to the Company’s unaudited consolidated financial statements included as part of this Form 10-Q for minimum capital ratios required as part of the banks regulatory agreement.

4	Represents amounts as defined in the Federal Deposit Corporation Improvement Act.

Regulatory Agreements

The Parent Company and three of its subsidiary banks have entered into supervisory agreements with their primary banking regulator. The Parent Company, Farmers Bank, and United Bank each entered into their respective agreements during 2009 and Citizens Northern entered into their agreement in mid-2010. These agreements are summarized in Note 9 to the unaudited consolidated financial statements of this Form 10-Q. These agreements are also discussed in significantly greater detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 under the caption “Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

There have been no changes to the regulatory agreements since year-end 2010. The Company believes that it is adequately addressing all issues included in the regulatory agreements. However, only the respective regulatory agencies can determine if compliance with the applicable regulatory agreements have been met. The Company and its subsidiary banks are in compliance with the requirements identified in the regulatory agreements as of September 30, 2011, with the exception that the level of substandard loans at United Bank and Farmers Bank exceed their target amounts by $11.9 million and $2.6 million, respectively.

The level of substandard loans meeting the reporting requirements at United Bank increased $16.7 million during the third quarter of 2011. Newly classified loans in the amount of $24.8 million were added in the third quarter of 2011, partially offset by principal repayments of $3.1 million, loan charge-offs of $1.4 million, and $4.7 million due to loans no longer meeting the reporting requirements or that have been reclassified as other real estate owned through foreclosure.  Farmers Bank was in excess of its target amount due mainly to the addition of one credit relationship during the first quarter of 2011 in the amount of $7.1 million. The overall level of substandard loans meeting the reporting requirements at Farmers Bank decreased $4.8 million during the third quarter 2011. Regulators continue to monitor the Company’s progress and compliance with the agreements through periodic on-site examinations, regular communications, and quarterly data analysis. The results of these examinations and communications show satisfactory progress toward meeting the requirements included in the regulatory agreements.

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

At September 30, 2011, the model indicated that if rates were to gradually increase by 75 basis points during the remainder of the calendar year, then net interest income and net income would increase .3% and 6.1%, respectively for the year ending December 31, 2011 when compared to the forecasted results for the most likely rate environment.  The model indicated that if rates were to gradually decrease by 75 basis points over the same period, then net interest income and net income would decrease .2% and 2.7%, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended September 30, 2011 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

As of September 30, 2011, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted.  Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material effect upon the consolidated financial statements of the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

At various times, the Company’s Board of Directors has authorized the purchase of shares of the Company’s outstanding common stock. No stated expiration dates have been established under any of the previous authorizations. There were no Company shares purchased during the quarter ended September 30, 2011. There are 84,971 shares that may still be purchased under the various authorizations.

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

3.2
Amended and Restated Bylaws of Farmers Capital Bank Corporation (incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 and Current Report on Form 8-K filed on October 4, 2011).

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

101***
The following financial information from Farmers Capital Bank Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholders’ Equity, and (vi) the Notes to the Consolidated Financial Statements.

*	Exhibit not included pursuant to Item 601(b)(4)(iii) and (v) of Regulation S-K. The Company will provide a copy of such exhibit to the Securities and Exchange Commission upon request.

**	Filed with this Quarterly Report on Form 10-Q.

***
As provided in Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	11-4-11	/s/ Lloyd C. Hillard, Jr.
Lloyd C. Hillard, Jr.
President and CEO
(Principal Executive Officer)

Date:	11-4-11	/s/ Doug Carpenter
C. Douglas Carpenter
Executive Vice President, Secretary, and CFO
(Principal Financial and Accounting Officer)