Form 10-K
period 2011-12-31
FARMERS CAPITAL BANK CORP
filed 2012-03-07
CIK 713095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011
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

The aggregate market value of the registrant’s outstanding voting stock held by non-affiliates on June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was $35.1 million based on the closing price per share of the registrant’s common stock reported on the NASDAQ.

As of March 1, 2012 there were 7,446,445 shares of common stock outstanding.

Documents incorporated by reference:

Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2012 Annual Meeting of Shareholders are incorporated by reference into Part III.

An index of exhibits filed with this Form 10-K can be found on page 144.

FARMERS CAPITAL BANK CORPORATION
FORM 10-K

PART I

Item 1. Business

The disclosures set forth in this item are qualified by Item 1A (“Risk Factors”) beginning on page 31 and the section captioned “Forward-Looking Statements” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) beginning on page 50 of this report and other cautionary statements contained elsewhere in this report.

Organization
Farmers Capital Bank Corporation (the “Registrant”, “Company”, “we”, “us”, or “Parent Company”) is a bank holding company with four bank subsidiaries.  The Registrant was originally formed as a bank holding company under the Bank Holding Company Act of 1956, as amended, on October 28, 1982 under the laws of the Commonwealth of Kentucky (“Commonwealth”).  During 2000, the Federal Reserve Board (“Federal Reserve” or “FRB”) granted the Company financial holding company status. The Company withdrew its financial holding company election subsequent to the sale KHL Holdings, LLC (“KHL Holdings”) during the third quarter of 2009. The Company’s subsidiaries provide a wide range of banking and bank-related services to customers throughout Central and Northern Kentucky.  The four bank subsidiaries owned by the Company include Farmers Bank & Capital Trust Company ("Farmers Bank"), Frankfort, Kentucky; United Bank & Trust Company ("United Bank"), Versailles, Kentucky; First Citizens Bank (“First Citizens”), Elizabethtown, Kentucky; and Citizens Bank of Northern Kentucky, Inc. (“Citizens Northern”), Newport, Kentucky. The Lawrenceburg Bank and Trust Company ("Lawrenceburg Bank"), Lawrenceburg, Kentucky, which previously was a separate bank subsidiary of the Parent Company, was merged into Farmers Bank during the second quarter of 2010.

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

While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis.   Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable segment.  As of December 31, 2011, the Company had $1.9 billion in consolidated assets.

Organization Chart
Subsidiaries of Farmers Capital Bank Corporation at December 31, 2011 are indicated in the table that follows. Percentages reflect the ownership interest held by the parent company of each of the subsidiaries. Tier 2 subsidiaries are direct subsidiaries of Farmers Capital Bank Corporation. Tier 3 subsidiaries are direct subsidiaries of the Tier 2 subsidiary listed immediately above them. Tier 4 subsidiaries are direct subsidiaries of the Tier 3 subsidiary listed immediately above them. Tier 5 subsidiaries are direct subsidiaries of the Tier 4 subsidiary listed immediately above them.

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

Until mid-2011, Farmers Bank had served as the general depository for the Commonwealth for more than 70 years. Farmers Bank, which still provides investment and other services to the Commonwealth, participated in the latest bidding process to continue providing services to the Commonwealth as its general depository. However, the Company learned in the first quarter of 2011 that the Commonwealth awarded its general depository services contract to a large multi-national bank. Farmers Bank held the previous contract which had an original termination date of June 30, 2011, but was extended through December 2011 in order for the Company to continue providing service and assistance during the transition process. An additional extension to June 2012 was made between the two parties during the fourth quarter of 2011. Transaction volumes have decreased significantly since the expiration of the original contract on June 30, 2011.The impact of not retaining the general depository services contract of the Commonwealth did not have a material effect on the Company’s consolidated results of operations, overall liquidity, or net cash flows, although gross cash flows such as for cash on hand, deposits outstanding, and short-term borrowings have decreased.

Farmers Bank is the largest bank operating in Franklin County based on total bank deposits in the county.  It conducts business at its principal office and four branches in Frankfort, the capital of Kentucky, as well as two branches in Anderson County, Kentucky, and one branch each in Mercer County, Kentucky and Boyle County, Kentucky.  The market served by Farmers Bank is diverse, and includes government, commerce, finance, industry, medicine, education and agriculture.  The bank serves many individuals and corporations throughout Central Kentucky.  On December 31, 2011, it had total consolidated assets of $721 million, including loans net of unearned income of $368 million.  On the same date, total deposits were $559 million and shareholders' equity totaled $73.4 million.

On October 23, 2009, the Company announced that it was in the preliminary stages of merging Lawrenceburg Bank into Farmers Bank.  The Company applied for regulatory approval for the merger in the first quarter of 2010 and the merger was effective during the second quarter of 2010.

Farmers Bank had eight active subsidiaries at year-end 2011:  Farmers Bank Realty Co. ("Farmers Realty"), Leasing One Corporation ("Leasing One"), Farmers Capital Insurance Corporation (“Farmers Insurance”), EG Properties, Inc. (“EG Properties”), FORE Realty, LLC (“FORE Realty”), St. Clair Properties, LLC (“St. Clair Properties”), Austin Park Apartments, LTD (“Austin Park”), and Frankfort Apartments II, LTD (“Frankfort Apartments”).

Farmers Realty was incorporated in 1978 for the purpose of owning certain real estate used by the Company and Farmers Bank in the ordinary course of business.  Farmers Realty had total assets of $3.7 million on December 31, 2011.

Leasing One was incorporated in August 1993 to operate as a commercial equipment leasing company.  It is located in Frankfort and is licensed to conduct business in twelve states.  At year-end 2011, it had total assets of $9.6 million, including leases net of unearned income of $3.7 million. During 2010, the board of directors of Leasing One reduced the staff and curtailed new lending.  Servicing existing leases and terming out residuals are the extent of its ongoing activity at the present time.

Farmers Insurance was organized in 1988 to engage in insurance activities permitted to the Company under federal and state law.  Farmers Bank capitalized this corporation in December 1998.   Farmers Insurance acts as an agent for Stewart Title Guaranty Company.  At year-end 2011 it had total assets of $384 thousand.  Farmers Insurance holds a 50% interest in Farmers Fidelity Insurance Company, LLP (“Farmers Fidelity”).  The Creech & Stafford Insurance Agency, Inc., an otherwise unrelated party to the Company, also holds a 50% interest in Farmers Fidelity. Farmers Fidelity is a direct writer of property and casualty coverage, both individual and commercial.

In November 2002 Farmers Bank incorporated EG Properties.  EG Properties is involved in real estate management and liquidation for certain properties repossessed by Farmers Bank.  It had total assets of $13.7 million at December 31, 2011.

In July 2008, Farmers Bank incorporated FA Properties, which prior to its dissolution during the fourth quarter of 2011, owned automobiles that were used by the Company and Farmers Bank in the ordinary course of business. FORE Realty and LORE Realty were organized in December 2009 and February 2010, respectively, for the purpose of managing and liquidating certain other properties repossessed by Farmers Bank. At year-end 2011 FORE Realty had total assets of $49 thousand; LORE Realty was dissolved effective January 1, 2011.

Farmers Bank is a limited partner in Austin Park and Frankfort Apartments, two low income housing tax credit partnerships located in Frankfort, Kentucky.  These investments provide for federal income tax credits to the Company.  Farmers Bank’s aggregate investment in these partnerships was $197 thousand at year-end 2011. In December 2009 Farmers Bank became a limited partner in St. Clair Properties. The objective of St. Clair Properties is to restore and preserve certain qualifying historic structures in Frankfort for which the Company receives federal and state tax credits. Farmers Bank’s investment in St. Clair Properties was zero at year-end 2011.

Lawrenceburg Bank
On June 28, 1985, the Company acquired Lawrenceburg Bank, a state chartered bank originally organized in 1885 in Anderson County. As mentioned above, Lawrenceburg Bank was merged into Farmers Bank during the second quarter of 2010. Based on deposits at its Anderson County locations, Farmers Bank has the largest market presence in Anderson County.

United Bank and Subsidiary
On February 15, 1985, the Company acquired United Bank, a state chartered bank originally organized in 1880.  It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers.  On November 1, 2008, the Company merged Farmers Bank & Trust Company (“Farmers Georgetown”) and Citizens Bank of Jessamine County (“Citizens Jessamine”) into United Bank. Each of these three banks was previously a wholly-owned subsidiary of the Company. United Bank conducts business in its principal office and two branches in Woodford County, Kentucky, four branches in Scott County, Kentucky, two branches in Fayette County, Kentucky, and four branches in Jessamine County, Kentucky.  Based on total bank deposits in Woodford County, United Bank is the second largest bank operating in Woodford County with total consolidated assets of $582 million and total deposits of $423 million at December 31, 2011.

United Bank had one subsidiary during 2011, EGT Properties, Inc. EGT Properties was created in March 2008 and is involved in real estate management and liquidation for certain repossessed properties of United Bank.  In addition, EGT Properties holds an 83% interest in NUBT Properties, LLC (“NUBT”), the parent company of Flowing Creek Realty, LLC (“Flowing Creek”). Flowing Creek holds certain real estate that has been repossessed by United Bank and Citizens Northern along with parties unrelated to the Company. NUBT holds a 67% interest in Flowing Creek and unrelated financial institutions hold the remaining 33% interest. EGT Properties had total assets of $26.1 million at year-end 2011.

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

First Citizens
On March 31, 1986, the Company acquired First Citizens, a state chartered bank originally organized in 1964.  It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. It conducts business at its main office and three branches in Hardin County, Kentucky along with two branch offices in Bullitt County, Kentucky.  During 2003, First Citizens incorporated EH Properties, Inc.  This company was involved in real estate management and liquidation for certain properties repossessed by First Citizens prior to it being dissolved in January, 2007.

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

Based on total bank deposits in Hardin County, First Citizens ranks third in size compared to all banks operating in Hardin County.  Total assets were $316 million and total deposits were $269 million at December 31, 2011.

Citizens Northern and Subsidiary
On December 6, 2005, the Company acquired Citizens Bancorp in Newport, Kentucky.  Citizens Bancorp was subsequently merged into Citizens Acquisition, a former bank holding company subsidiary of the Company. During January 2007, Citizens Acquisition was merged into the Company, leaving Citizens Northern as a direct subsidiary of the Company. Citizens Northern is a state chartered bank organized in 1993 and is engaged in a general banking business providing full service banking to individuals, businesses, and governmental customers.  It conducts business in its principal office in Newport and four branches in Campbell County, Kentucky, one branch in Boone County, Kentucky and two branches in Kenton County, Kentucky. Based on total bank deposits in Campbell County, Citizens Northern ranks third in size compared to all banks operating in Campbell County.  At year-end 2011 it had total assets and deposits of $256 million and $205 million, respectively. Citizens Financial Services, formerly an investment brokerage subsidiary of Citizens Acquisition, was dissolved during 2006.

In March 2008 Citizens Northern incorporated ENKY Properties, Inc. (“ENKY”). ENKY was established to manage and liquidate certain real estate properties repossessed by Citizens Northern. In addition, ENKY holds a 17% interest in NUBT, the parent company of Flowing Creek. Flowing Creek holds real estate that has been repossessed by Citizens Northern and United Bank along with parties unrelated to the Company. NUBT holds a 67% interest in Flowing Creek and unrelated financial institutions hold the remaining 33% interest. ENKY had total assets of $847 thousand at year-end 2011.

Nonbank Subsidiaries
FCB Services, organized in 1992, provides data processing services and support for the Company and its subsidiaries.  It is located in Frankfort, Kentucky. It also performs data processing services for nonaffiliated entities.  FCB Services had total assets of $3.8 million at December 31, 2011.

Kentucky General was incorporated in November 2004 and previously held a 50% voting interest in KHL Holdings prior to its sale during the third quarter of 2009.  KHL Holdings owned a 100% interest in KHL Insurance that it acquired in 2005. KHL Insurance was a writer of credit life and health insurance in Kentucky. Kentucky General was dissolved during 2010.

EKT was created in September 2008 to manage and liquidate certain real estate properties repossessed by the Company’s subsidiary banks. On December 31, 2011, EKT had total assets of $3.6 million.

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

FFKT Insurance was incorporated during 2005. It is a captive property and casualty insurance company insuring primarily deductible exposures and uncovered liability related to properties of the Company. It had total assets of $3.7 million at December 31, 2011.

Lending Summary
A significant part of the Company’s operating activities include originating loans, approximately 88% of which are secured by real estate at December 31, 2011.  Real estate lending primarily includes loans secured by owner and non-owner occupied one-to-four family residential properties as well as commercial real estate mortgage loans to developers and owners of other commercial real estate.  Real estate lending primarily includes both variable and adjustable rate products.  Loan rates on variable rate loans generally adjust upward or downward immediately based on changes in the loan’s index, normally prime rate as published in the Wall Street Journal.  Rates on adjustable rate loans move upward or downward after an initial fixed term of normally one, three, or five years. Rate adjustments on adjustable rate loans are made annually after the initial fixed term expires and are indexed mainly to shorter-term Treasury indexes.  Generally, variable and adjustable rate loans contain provisions that cap the amount of interest rate increases over the life of the loan of up to 600 basis points and lifetime floors of 100 basis points. In addition to the lifetime caps and floors on rate adjustments, loans secured by residential real estate typically contain provisions that limit annual increases at a maximum of 100 basis points. There is typically no annual limit applied to loans secured by commercial real estate.

The Company also makes fixed rate commercial real estate loans to a lesser extent with repayment periods generally ranging from three to five years.  The Company’s subsidiary banks make first and second residential mortgage loans secured by real estate not to exceed 90% loan to value without seeking third party guarantees.  Commercial real estate loans are made primarily to small and mid-sized businesses, secured by real estate not exceeding 80% loan to value.  Other commercial loans are asset based loans secured by equipment and lines of credit secured by receivables and include lending across a diverse range of business types.

Commercial lending and real estate construction lending, including commercial leasing, generally includes a higher degree of credit risk than other loans, such as residential mortgage loans.  Commercial loans, like other loans, are evaluated at the time of approval to determine the adequacy of repayment sources and collateral requirements.  Collateral requirements vary to some degree among borrowers and depend on the borrower’s financial strength, the terms and amount of the loan, and collateral available to secure the loan.  Credit risk results from the decreased ability or willingness to pay by a borrower.  Credit risk also results when a liquidation of collateral occurs and there is a shortfall in collateral value as compared to a loan’s outstanding balance.  For construction loans, inaccurate initial estimates of a project’s costs and the property’s completed value could weaken the Company’s position and lead to the property having a value that is insufficient to satisfy full payment of the amount of funds advanced for the property.  Secured and unsecured direct consumer lending generally is made for automobiles, boats, and other motor vehicles.  The Company does not presently engage in indirect consumer lending. Credit card lending is limited to one affiliate and is considered nominal risk exposure due to extremely low volume. In most cases loans are restricted to the subsidiaries' general market area.

Loan Policy
The Company has a company-wide lending policy in place that is amended and approved from time to time as needed to reflect current economic conditions and product offerings in its markets.  The policy has established minimum standards that each of its bank subsidiaries must adopt. Additionally, the policy is subject to amendment based on positive and negative trends observed within the lending portfolio as a whole.  As an example, the loan to value limits and amortization terms contained within the policy were reduced during 2009 due to the declining economy and the attendant real estate market decline.  While new appraisals now reflect that decline, appraisal reviews and downward adjustments are a continuing area of focus to reduce credit risk.  The lending policy is evaluated for underwriting criteria by the Company’s internal audit department in its loan review capacity as well as by the Company’s Chief Credit Officer and its regulatory authorities.  Suggested revisions from these groups are taken into account, analyzed, and implemented by management where improvements are warranted.

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

The Company’s Chief Credit Officer analyzes all loans in excess of $2.5 million prior to it being presented to the board of directors of the originating affiliate bank. All new loans, regardless of the amount, to an existing credit relationship in excess of $2.5 million are also analyzed by the Chief Credit Officer prior to being presented to the board of directors of the affiliate for consideration. The Chief Credit Officer reviews all loans to insiders for adherence to underwriting standards and regulatory compliance as well as credits identified as substandard.

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

Generally, for loans in excess of $2.5 million, the subsidiaries bank’s full board of directors will be presented with the loan request. This only occurs when the potential credit has first been recommended by the loan officer and chief credit officer of the subsidiary bank, and then by the directors’ loan committee and the Chief Credit Officer.  When loan requests are within policy guidelines and the amount requested is within their lending authority, lenders are permitted to approve and close the transaction.  A review of the loan file and documentation takes place within 30 days to ensure policy and procedures are being followed.  Approval authorities are under regular review for adjustment by affiliate management and the Parent Company.  Loan requests outside of standard policy may be made on a case by case basis when justified, documented, and approved by the board of directors of the subsidiary bank.

Underwriting
Underwriting criteria for all types of loans are prescribed within the lending policy.

Residential Real Estate
Residential real estate mortgage lending makes up the largest portion of the loan portfolio.  The outstanding balance in this classification, as a percentage of the portfolio, has increased in recent years from approximately one third to 42% of the portfolio.

Underwriting criteria and procedures for residential real estate mortgage loans include:

•	Monthly debt payments of the borrower to gross monthly income should not exceed 45% with stable employment;
•	Interest rate shocks are applied for variable rate loans to determine repayment capabilities at elevated rates;
•	Loan to value limits of up to 90%. Loan to value ratios exceeding 90% require additional third party guarantees;
•	A thorough credit investigation using the three nationally available credit repositories;
•	Incomes and employment is verified;
•	Insurance is required in an amount to fully replace the improvements with the lending bank named as loss payee/mortgagee;
•	Flood certifications are procured to ensure the improvements are not in a flood plain or are insured if they are within the flood plain boundaries;
•
Collateral is investigated using current appraisals and is supplemented by the loan officer’s knowledge of the locale and salient factors of the local market.  Only appraisers which are state certified or licensed and on the banks’ approved list are utilized to perform this service;

•	Title attorneys and closing agents are required to maintain malpractice liability insurance and be on the banks approved list;
•	Secondary market mortgages must meet the underwriting criteria of the purchasers, which is generally the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation;
•	Adjustable rate owner occupied home loans are tied to market based rates such as are published by the Federal Reserve, commonly the one year constant maturity Treasury bill is used; and
•	Residential real estate mortgage loans are made for terms not to exceed 30 years.

Commercial Real Estate
Commercial real estate lending underwriting criteria is documented in the lending policy and includes loans secured by office buildings, retail stores, warehouses, and other commercial properties. Underwriting criteria and procedures for commercial real estate loans include:

•	Procurement of Federal income tax returns and financial statements for the past 3 years and related supplemental information deemed relevant;
•	Detailed financial and credit analysis is performed and presented to various committees;
•
Cash investment from the applicant in an amount equal to 20% of cost (loan to value ratio not to exceed 80%).  Additional collateral may be taken in lieu of a full 20% investment in limited circumstances;

•	Cash flows from the project financed and global cash flow of the principals and their entities must produce a minimum debt coverage ratio of 1.25:1;
•	Past experience of the customer with the bank;
•	Experience of the investor in commercial real estate;
•	Tangible net worth analysis;
•	Interest rate shocks for variable rate loans;
•	General and local commercial real estate conditions;
•	Alternative uses of the security in the event of a default;
•	Thorough analysis of appraisals;
•	References and resumes are procured for background knowledge of the principals/guarantors.
•	Credit enhancements are utilized when necessary and or desirable such as assignments of life insurance and the use of guarantors and firm take-out commitments;
•	Frequent financial reporting is required for income generating real estate such as: rent rolls, tenant listings, average daily rates and occupancy rates for hotels;
•	Commercial real estate loans are made with amortization terms not to exceed 20 years; and
•	For lending arrangements determined to be more complex, loan agreements with financial and collateral representations and warranties are employed to ensure the ongoing viability of the borrower.

Real Estate Construction
The Company’s real estate construction lending has declined over the last several years due to recent economic conditions. Where the Company’s markets continue to demonstrate demand, construction lending continues with close monitoring of the borrower and the local economy. At year-end 2011, real estate construction lending comprised approximately 11% of the total loan portfolio.

Real estate construction lending underwriting criteria is documented in the lending policy and includes loans to individuals for home construction, loans to businesses primarily for the construction of owner-occupied commercial real estate, and for land development activities. Underwriting criteria and procedures for such lending include:

•	20% capital injection from the applicant (loan to value ratio not to exceed 80%);
•	25% capital injection for land acquisition for development (loan to value ratio not to exceed 75%);
•	Pre-sell, pre-lease, and take out commitments are procured and evaluated/verified;
•	Draw requests require documentation of expenses;
•	On site progress inspections are completed to protect the lending bank affiliate;
•	Control procedures are in place to minimize risk on construction projects such as conducting lien searches and requiring affidavits;

•	Lender on site visits and periodic financial discussions with owners/operators; and
•	Real estate construction loans are made for terms not to exceed 12 months and 18 months for residential and commercial purposes, respectively.

Commercial, Financial, and Agriculture
Commercial, financial, and agriculture lending underwriting criteria is documented in the lending policy and includes loans to small and medium sized businesses secured by business assets, loans to financial institutions, and loans to farmers and for the production of agriculture. Underwriting criteria and procedures for such loans are detailed below.

For commercial loans secured by business assets, the following loan to value ratios and debt coverage are required by policy:

•	Inventory 50%;
•	Accounts receivable less than 90 days past due 75%;
•	Furniture, fixtures, and equipment 60%;
•	Borrowing-base certificates are required for monitoring asset based loans;
•
Stocks, bonds, and mutual funds are often pledged by business owners. Marketability and volatility is taken into account when valuing these types of collateral and lending is generally limited to 60% of their value;

•	Debt coverage ratios from cash flows must meet the policy minimum of 1.25:1. This coverage applies to global cash flow and guarantors, if any; and
•
Commercial loans secured by business assets are made for terms to match the economic useful lives of the asset securing the loan. Loans secured by furniture, fixtures, and equipment are made for terms not to exceed seven years. Lien searches are performed to ensure lien priority for credits exceeding certain thresholds.

Loans to financial institutions are generally secured by the capital stock of the financial institution with a loan to value ratio not to exceed 60% and repayment terms not exceeding 10 years. Capital stock values of non-public companies are determined by common metrics such as a multiple of tangible book value or by obtaining third party estimates. Financial covenants are also obtained that require the borrower to maintain certain levels of asset quality, capital adequacy, liquidity, profitability, and regulatory compliance. At year-end 2011, loans to financial institutions were $14.7 million.

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

Installment Loans
Installment lending is a small component of the Company’s portfolio mix, reflecting 2% of outstanding loans at year-end 2011. These loans predominantly are direct loans to established bank customers and primarily include the financing of automobiles, boats, and other consumer goods. The character, capacity, collateral, and conditions are evaluated using policy restraints. Installment loans are made for terms of up to 5 years.

Installment lending underwriting criteria and procedures for such financing include:

•	Required financial statement of the applicant for loans in excess of $20,000;
•	Past experience of the customer with the bank and other creditors of the applicant;
•	Monthly debt payments of the borrower to gross monthly income should not exceed 45% with stable employment;
•	Secured and unsecured loans are made with a definite repayment plan which coincides with the purpose of the loan;
•	Borrower’s unsecured debt must not exceed 25% of the borrower’s net worth; and
•	Verification of borrower’s income.

Lease Financing
Lease financing is also a small component of the Company’s portfolio, representing less than 1% of outstanding loans at year-end 2011.  Lease receivables are generally obtained through indirect sources such as equipment brokers and dealers.  The board of directors of the Company’s Leasing One subsidiary has reduced the staff and curtailed new lending in this environment for the present time.  Servicing existing leases and terming out residuals are the extent of its ongoing activity at the present time.

Lease financing underwriting criteria is documented by policy. Underwriting criteria and procedures for such financing include:

•	Lessee must be a commercial entity;
•	Lessee must be in business for a minimum of two years;
•	Leased equipment must be of essential use to lessee’s business;
•	Residual positions taken will not exceed 20% of original equipment cost;
•	Leasing terms generally not to exceed five years; used equipment and computers not to exceed three years;
•	Personal and/or corporate financial statements or tax returns required for all financing requests. Submission of updated financial statements annually;
•	Credit reports must be clear of judgments and bankruptcies and chronic delinquency paying habits; and
•	Bank and trade references must report satisfactory references.

Hybrid Loans
The Company and its subsidiary banks have a policy of not underwriting, originating, selling or holding hybrid loans.  The Company does not currently hold hybrid loans.  Hybrid loans include payment option adjustable rate mortgages (ARM’s), negative amortization loans, and stated income/stated asset loans.

Appraisals
The value of real estate in the Company’s markets has generally declined as a result of the economic downturn that accelerated in 2008. Net charge-offs have been negatively impacted by slower sales and excess inventory related to loans secured by real estate developments. The slower sales and excess inventory has decreased the cash flow and financial prospects of many borrowers, particularly those in the real estate development and related industries, and reduced the estimated fair value of the collateral securing these loans.

The Company uses independent third party state certified or licensed appraisers. These appraisers take into account local market conditions when preparing their estimate of fair value. The Company evaluates appraisals it receives from independent third parties subsequent to the appraisal date by monitoring transactions in its markets and comparing them to its projects that are similar in nature. The Company’s internal audit department reviews appraisals on a test basis to determine that assumptions used in appraisals remain valid and are not stale. New appraisals are obtained if market conditions significantly impact collateral values for those loans that are identified as impaired. Internal audit reviews appraisals related to all of the Company’s impaired loans and repossessed properties at least annually.

The Company considers appraisals it receives on one property as a means to extrapolate the estimated value for other collateral of similar characteristics if that property may not otherwise have a need for an appraisal. Should a borrower’s financial condition continue to deteriorate, an updated appraisal on that specific collateral will be obtained.

Appraisals obtained for construction and development lending purposes are performed by state licensed or state-certified appraisers who are credentialed and on the Company’s approved list.  Plans and specifications are provided to the appraiser by bank personnel not directly involved in the credit approval process.  The appraisals conform to the standards of appraisal practices established by the Appraisal Standards Board in effect at the time of the appraisal. This includes net present value accounting for construction and development loans on an “as completed” and “as is” basis.

Appraisal reviews are conducted internally by bank personnel familiar with the local market and who are not directly involved in the credit approval process and externally by state licensed and certified appraisers.  Bank personnel do not increase the valuation from the appraisal but may, in some instances, make a reduction. Upon completion, a follow up site visit by the appraiser is completed to verify the property was improved per the original plans and specifications and recertify, if appropriate, the original estimate of “as completed” market value.  There are two circumstances where management may make adjustments to appraisals:

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

Loan to value ratios are typically well under 100% at inception, which gives the Company a cushion as collateral values fall.  However, when updated appraisals reveal collateral exposure (i.e. the value of the collateral for a nonperforming loan is less than originally estimated and no longer supports the outstanding loan amount), negotiations ensue with the borrower aimed at providing additional collateral support for the credit.  This may be in many forms as determined by the financial holdings of the borrower.  If not available, third party support for the credit is pursued (e.g., guarantors, equity investors).  If negotiations fail to provide additional adequate collateral support, reserves are allocated to the loan or the loan is written down to the fair value of the collateral less the estimated costs to sell.

When a construction loan or development loan is downgraded, a new appraisal is ordered contemporaneously with the downgrade.  The appraisers are instructed to give a fair value based upon both an “as is” basis and an “as completed” basis.  The twofold purpose is to facilitate management’s decision making process in determining the cost benefits of completing a project compared with marketing the project as is.

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

Interest Reserves
Interest reserves represent funds loaned to a borrower for the payment of interest during the development phase on certain construction and development loans. Interest reserves were a common industry practice when banks were more actively lending in their markets and the predictability of a sale or stabilization of the project had a high probability.  The interest reserve is a component of the loan proceeds which is determined at the loan’s inception after a full evaluation of the sources and uses of funds for the project, and is intended to match the project’s debt service requirements with its expected cash flows. In all construction lending projects, the Company monitors the project to determine if it is being completed as planned and if sales/stabilization projections are being met.

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

Supervision and Regulation
The Company and its subsidiaries are subject to comprehensive supervision and regulation that affect virtually all aspects of their operations. These laws and regulations are primarily intended for the protection of depositors, borrowers, and federal deposit insurance funds, and, to a lesser extent, for the protection of stockholders and creditors. Changes in applicable laws, regulations, or in the policies of banking and other government regulators may have a material adverse effect on our current or future business. The following summarizes certain of the more important aspects of the relevant statutory and regulatory provisions.

Supervisory Authorities
The Company is a bank holding company, registered with and regulated by the Federal Reserve. All four of its subsidiary banks are Kentucky state-chartered banks. Two of the Company’s subsidiary banks are members of their regional Federal Reserve Bank. The Company and its subsidiary banks are subject to supervision, regulation and examination by the Federal Deposit Insurance Corporation (“FDIC”) and the Kentucky Department of Financial Institutions (“KDFI”).  The regulatory authorities routinely examine the Company and its subsidiary banks to monitor their compliance with laws and regulations, financial condition, adequacy of capital and reserves, quality and documentation of loans, payment of dividends, adequacy of systems and controls, credit underwriting and asset liability management, and the establishment of branches. The Company and its subsidiary banks are required to file regular reports with the FRB, the FDIC and the KDFI, as applicable.

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

In measuring the adequacy of capital, assets are generally weighted for risk. Certain assets, such as cash and U.S. government securities, have a zero risk weighting. Others, such as commercial and consumer loans, have a 100% risk weighting. Risk weightings are also assigned for off-balance sheet items such as loan commitments. The various items are multiplied by the appropriate risk-weighting to determine risk-adjusted assets for the capital calculations. For the leverage ratio mentioned above, average quarterly assets (as defined) are used and are not risk-weighted.

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

Basel III includes the following provisions: (i) that the minimum ratio of common equity to risk weighted assets be increased to 4.5% from the current level of 2%, to be fully phased in by January 1, 2015, and (ii) that the minimum requirement for the Tier 1 Risk-based capital ratio will be increased from 4% to 6%, to be fully phased in by January 1, 2015. The new minimums will be phased in starting January 1, 2013.

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

Regulatory agencies in the U. S. have yet to adopt rules for implementing Basel III. However, the impact from Basel III is not expected to have a material impact on the Company’s level of capital since current levels are in excess of the requirements included in the framework.

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

Basel III implementation in the U.S. requires that further regulations and guidelines be issued by U.S. banking regulators, which may significantly differ from the recommendations published by the Basel Committee.

Expansion and Activity Limitations
With prior regulatory approval, the Company may acquire other banks or bank holding companies and its subsidiaries may merge with other banks. Acquisitions of banks located in other states may be subject to certain deposit-percentage, age or other restrictions. During the third quarter of 2009, the Company withdrew its financial holding company election upon the sale of its KHL subsidiary. Financial holding companies and their subsidiaries are permitted to engage in expanded activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, broad insurance agency activities, merchant banking, and other nonbanking activities that the FRB determines to be financial in nature or complementary to these activities. The FRB normally requires some form of notice or application to engage in or acquire companies engaged in such activities. Under the Bank Holding Company Act, the Company is generally prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in activities that are deemed not closely related to banking.

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

In February 2009, the FDIC adopted a long-term DIF restoration plan as well as an additional emergency assessment for 2009. The restoration plan increased base assessment rates for banks in all risk categories with the goal of raising the DIF reserve ratio from its then-current .40% to its statutorily mandated minimum of 1.15% within eight years (as amended). Beginning April 1, 2009 the FDIC established a bank’s initial base assessment rate ranging between 12 and 45 basis points, depending on the banks risk category. The initial base assessment rate was then adjusted higher or lower to obtain the total base assessment rate. Adjustments to the initial base assessment rate were based on a bank’s level of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate ranged between 7 and 77.5 basis points and applied to a bank’s assessable deposits when computing the FDIC insurance assessment amount.

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

In addition to the FDIC’s special assessment for 2009, the FDIC in November 2009 approved a final rule requiring banks to prepay their estimated quarterly assessments for the fourth quarter of 2009 as well as all of 2010, 2011, and 2012 on December 30, 2009. The prepayment was adopted by the FDIC in lieu of an additional special assessment as summarized in the preceding paragraph. The assessment rate used for all periods covered in the prepayment plan was the bank’s assessment rate in effect as of September 30, 2009, increased by 3 basis points for all of 2011 and 2012. The prepayment was based on a bank’s regular assessment base (total domestic deposits) as of September 30, 2009, with a quarterly increase of an estimated 5% annual growth rate through the end of 2012. The prepaid assessment is applied against actual future quarterly assessments until exhausted.  Any funds remaining after June 30, 2013 will be returned to the institution.  Requiring this prepaid assessment does not limit the FDIC from changing assessment rates or from further revising the risk-based assessment system. The Company paid $8.2 million on December 30, 2009 related to this assessment. Prepaid FDIC insurance assessments were $4.0 million on December 31, 2011 and included in other assets on the Company’s balance sheet.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) required changes to a number of components of the FDIC insurance assessment that was effective April 1, 2011. The Dodd-Frank Act required the FDIC to adopt a new DIF restoration plan to ensure that the reserve ratio increases to 1.35% from 1.15% of insured deposits by 2020. Under the restoration plan, the FDIC dropped the uniform three-basis point increase in initial assessment rates scheduled to take place on January 1, 2011 and adopted new regulations that redefined the assessment base as average consolidated assets less average tangible equity during the assessment period.  Since the new assessment base resulted in a larger overall base when compared to the domestic deposits base methodology, overall assessments rates have been lowered and the secured liability adjustment has been eliminated from the rate calculation in an attempt to make the new assessments revenue neutral. The new regulations retain the risk category system for depository institutions with less than $10 billion in assets. Under this system, each institution is assigned to one of four risk categories based upon the institution’s capital and supervisory evaluation. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, increase or decrease assessment rates. In establishing assessments, the FDIC is required to offset the effect of the higher reserve ratio against insured depository institutions with total consolidated assets of less than $10 billion.

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

During the fourth quarter of 2010, the FDIC issued a final rule implementing provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for noninterest-bearing transaction accounts, which became effective on December 31, 2010 and terminates on December 31, 2012. The Dodd-Frank Act also permanently increased the maximum deposit insurance amount available for depositors from $100 thousand to $250 thousand. This coverage is in addition to, and separate from, the temporary unlimited coverage for noninterest-bearing transaction accounts.

Other Statutes and Regulations
The Company and its subsidiary banks are subject to numerous other statutes and regulations affecting their activities. Some of the more important are:

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

Community Reinvestment Act. The Company’s subsidiary banks are subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”), as amended, and the federal banking agencies’ related regulations, stating that all banks have a continuing and affirmative obligation, consistent with safe and sound operations, to help meet the credit needs for their entire communities, including low and moderate-income neighborhoods. The CRA requires a depository institution’s primary federal regulator, in connection with its examination of the institution or its evaluation of certain regulatory applications, to evaluate the institution’s record in assessing and meeting the credit needs of the community served by that institution, including low and moderate-income neighborhoods. The regulatory agency’s assessment of the institution’s record is made available to the public.

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

In connection with TARP, the CPP was launched on October 14, 2008. Under the CPP, the Treasury announced a plan to use up to $250 billion of TARP funds to purchase equity stakes in certain eligible financial institutions, including the Company. The Company received $30 million of equity capital under the CPP in January 2009. In the transaction, the Company issued 30 thousand shares of fixed-rate cumulative perpetual preferred stock to the Treasury. The Company must pay a 5% cumulative dividend during the first five years the preferred shares are outstanding, resetting to 9% thereafter if not redeemed, and includes certain restrictions on dividend payments of lower ranking equity. Under original terms, the Company could not redeem the preferred shares during the first three years after issuance except with the proceeds from a qualified equity offering as defined in the agreement. Subsequent regulations from Treasury allow CPP participants to now redeem the preferred shares at any time. As conditions relating to CPP evolve, Treasury may issue additional regulations as permitted under the program.

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

Dodd-Frank Act. On July 21, 2010, the Dodd-Frank Act was signed into law by President Obama. The Dodd-Frank Act implements far-reaching changes to the regulation of the financial services industry, including provisions that:

•	Centralize responsibility for consumer financial protection by creating a new agency responsible for implementing, examining and enforcing compliance with federal consumer financial laws;
•	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to bank holding companies;
•
Require the federal banking regulators to seek to make their capital requirements countercyclical, so that capital requirements increase in times of economic expansion and decreases in times of economic contraction;

•	Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital;
•	Provide for new disclosure and other requirements relating to executive compensation and corporate governance;
•
Make permanent the $250 thousand limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013 for noninterest bearing demand transaction accounts at all insured depository institutions;

•	Repeal the federal prohibitions on the payment of interest on commercial demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;
•	Increase the authority of the Federal Reserve to examine non-bank subsidiaries; and
•
Codify and expand the “source of strength” doctrine as a statutory requirement. The source of strength doctrine represents the long held policy view by the Federal Reserve that a bank holding company should serve as a source of financial strength for its subsidiary banks. The Parent Company, under this requirement, is expected to commit resources to support a distressed subsidiary bank.

Many aspects of the Dodd-Frank Act are subject to further rulemaking which will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. Provisions in the legislation that affect deposit insurance assessments and payment of interest on commercial demand deposits could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.

References under the caption “Supervision and Regulation” to applicable statutes and regulations are brief summaries of portions thereof which do not purport to be complete and which are qualified in their entirety by reference thereto.

Recent Regulatory Events and Increased Capital Requirements
The Company’s subsidiary banks are subject to capital-based regulatory requirements.  The Company has historically managed its banks’ capital levels with the goal of meeting the criteria established by its regulators for each bank subsidiaries to be “well-capitalized.” Historically, to be well-capitalized, a depository institution needed to have a Tier 1 Leverage ratio of at least 5% and a Total Risk-based Capital ratio of 10%.  As of December 31, 2011, each of the Company’s four subsidiary banks satisfied these capital ratios.

Although each of the Company’s subsidiary banks met the definition of well-capitalized as of December 31, 2011, some of their capital levels have decreased in recent years as a result of the economic downturn that began in late 2007.  Because of the turmoil in the banking markets and continued difficulty many banks are experiencing with their loan portfolios, bank regulatory agencies are increasingly requiring banks to maintain higher capital reserves as a cushion for dealing with any further deterioration in their loan portfolios in order to maintain well-capitalized status.  Primarily as a result of examinations that took place starting in 2009, the Company’s banking regulators have required higher minimum capital ratios that have resulted in capital infusions at certain of the Company’s banking subsidiaries. The capital requirements and other supervisory actions resulting from the regulatory examinations are summarized below. For a more complete discussion, please refer to the section captioned “Capital Resources” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Result of Operations” part of this Form 10-K.

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

Farmers Bank.  In November of 2009, the KDFI and FRB St. Louis entered into a Memorandum with Farmers Bank.  The Memorandum requires that Farmers Bank obtain written consent prior to declaring or paying the Parent Company a cash dividend and to achieve and maintain a Tier 1 Leverage ratio of 8.0% by June 30, 2010.  The Parent Company injected from its reserves $11 million in capital into Farmers Bank subsequent to the Memorandum.

At June 30, 2010, Farmers Bank had a Tier 1 Leverage ratio of 7.98% and a Total Risk-based Capital ratio of 15.78%. Subsequent to June 30, 2010, the Parent Company injected into Farmers Bank an additional $200 thousand in capital in order to raise its Tier 1 Leverage ratio to 8.0% to comply with the Memorandum. At December 31, 2011, Farmers Bank had a Tier 1 Leverage ratio of 9.47% and a Total Risk-based Capital ratio of 18.84%.

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

United Bank.  In November of 2009, the FDIC and United Bank entered into a Cease and Desist Order (“C&D”) primarily as a result of its level of nonperforming assets.  The C&D was terminated in December 2011 coincident with the issuance of a Consent Order (“Consent Order”) entered into between the parties. The Consent Order is substantially the same as the C&D, with the primary exception being that United Bank must achieve and maintain a Tier 1 Leverage ratio of 9.0% and a Total Risk-based Capital ratio of 13% no later than March 31, 2012.   At December 31, 2011, United Bank had a Tier 1 Leverage ratio of 8.44% and a Total Risk-based Capital ratio of 14.79%. Based on current estimates, the Parent Company has adequate cash levels as of December 31, 2011 to inject additional capital into United Bank, if determined necessary, for it to meet the higher minimum Tier 1 Leverage ratio requirement at March 31, 2012. The Parent Company has injected from its reserves $12.4 million of capital into United Bank since 2009.

Other components in the regulatory order include stricter oversight and reporting to its regulators in terms of complying with the Order. It also includes an increase in the level of reporting by management to its board of directors of its financial results, budgeting, and liquidity analysis, as well as restricting the bank from extending additional credit to borrowers with credits classified as substandard, doubtful or special mention in the report of examination. There is also a requirement to develop a written contingency plan if the bank is unable to meet the capital levels established in the Consent Order.

Citizens Northern.  The KDFI and the FDIC entered into a Memorandum with Citizens Northern on September 8, 2010.  The Memorandum requires that Citizens Northern obtain written consent prior to declaring or paying a dividend and to increase Tier 1 Leverage ratio to equal or exceed 7.5% prior to September 30, 2010 and to achieve and maintain Tier 1 Leverage ratio to equal or exceed 8.0% prior to December 31, 2010.  In December 2010, the Parent Company injected $250 thousand of capital into Citizens Northern to bring its Tier 1 Leverage ratio up to 8.04% as of year-end 2010.  At December 31, 2011, Citizens Northern had a Tier 1 Leverage ratio of 8.48% and a Total Risk-based Capital ratio of 13.49%.

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

Regulators continue to monitor the Company’s progress and compliance with the regulatory agreements through periodic on-site examinations, regular communications, and quarterly data analysis. At the Parent Company and at each of its bank subsidiaries, the Company believes it is adequately addressing all issues of the regulatory agreements to which it is subject. However, only the respective regulatory agencies can determine if compliance with the applicable regulatory agreements have been met. The Company and its subsidiary banks are in compliance with the requirements identified in the regulatory agreements as of December 31, 2011.

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

Employees
As of December 31, 2011, the Company had 510 full-time equivalent employees. Employees are offered a variety of benefits. A salary savings plan, group life insurance, hospitalization, dental, and major medical insurance along with postretirement health insurance benefits are available to eligible personnel.  Employees are not represented by a union. Management and employee relations are good.

The Company maintains a Stock Option Plan (“Plan”) that grants certain eligible employees the option to purchase a limited number of the Company’s common stock. The Plan specifies the conditions and terms that the grantee must meet in order to exercise the options. No options have been granted under the Plan since 2004.

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

Available Information
The Company makes available free of charge through its website (www.farmerscapital.com) its Code of Ethics and other filings with the SEC, including its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing such material with the SEC.

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

Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, the KDFI (for state-chartered banks), the Federal Reserve (for bank holding companies) and separately the FDIC as the insurer of bank deposits, have the authority to compel or restrict certain actions on the Company’s part if they determine that the Company has insufficient capital or are otherwise operating in a manner that may be deemed to be inconsistent with safe and sound banking practices. Under this authority, bank regulators can require the Company to enter into informal or formal enforcement orders, including board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders, pursuant to which the Company would be required to take identified corrective actions to address cited concerns and to refrain from taking certain actions.

Primarily as a result of increased levels of nonperforming assets, the Parent Company, Farmers Bank, United Bank, and Citizens Northern have entered into separate agreements with their respective regulators.  In the aggregate, these agreements, among other things, require (1) the Company to develop an acceptable capital plan to ensure that the consolidated organization remains well-capitalized and each of its subsidiary banks meet the capital requirements imposed by their regulator as described elsewhere in this report, (2) the maintenance of minimum regulatory capital ratios at these three banks, (3) these three banks refrain from paying dividends to the Parent Company unless approved in advance by the regulators and (4) the Company not make future interest payments on its trust preferred securities or dividends on its common or preferred stock without seeking prior approval from FRB St. Louis and KDFI.  Representatives of the FRB St. Louis and KDFI have indicated that any such approval for the payment of dividends will be predicated on a demonstration of adequate, normalized earnings on the part of the Company’s subsidiaries sufficient to support quarterly payments on the Company’s trust preferred securities and quarterly dividends on the Company’s common and preferred stock.  While both regulatory agencies have granted approval of all subsequent quarterly Company requests to make interest payments on its trust preferred securities and dividends on its preferred stock, the Company has not (based on the assessment by Company management of both the Company’s capital position and the earnings of its subsidiaries) sought regulatory approval for the payment of common stock dividends since the fourth quarter of 2009.  Moreover, the Company will not pay any such dividends on its common stock until the regulator’s assessment of the earnings of the Company’s subsidiaries, and the Company’s assessment of its capital position and earnings trends, yield the conclusion that the payment of a common stock dividend is warranted.

If the Company is unable to comply with the terms of its current regulatory orders, or is unable to comply with the terms of any future regulatory orders to which it may become subject, then it could become subject to additional, heightened supervisory actions and orders, possibly including cease and desist orders, prompt corrective actions and/or other regulatory enforcement actions. If the Company’s regulators were to take such additional supervisory actions, then we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. If one or more of the Company’s banks were unable to comply with regulatory requirements, such banks could ultimately face failure.  The terms of any such supervisory action could have a material negative effect on our business, operating flexibility, financial condition and the value of our common stock.

Our nonperforming assets adversely affect our results of operations and financial condition and take significant management time to resolve.

As of December 31, 2011, nonperforming loans (which include performing restructured loans of $19.1 million) totaled $78.9 million or 7.4% of the Company’s loan portfolio. Nonperforming assets (which include foreclosed real estate) were $117 million or 6.2% of total assets at year-end 2011.  In addition, loans past due 30-89 days and still accruing were $5.1 million as of December 31, 2011. Nonperforming assets adversely affect the Company’s net income in various ways.  The Company does not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting interest income.  When the Company takes collateral in foreclosures and similar proceedings, it is required to mark the property to its fair value less estimated selling costs, which decreases earnings.

Nonperforming loans and other real estate owned also increase our risk profile and the amount of capital the Company’s regulators believe is appropriate in light of such risks.  While the Company seeks to reduce its problem loans through workouts, restructurings and otherwise, decreases in the value of these assets, the underlying collateral or our borrowers’ performance or financial conditions have adversely affected, and may continue to adversely affect, the Company’s results of operations and financial condition.  Moreover, the resolution of nonperforming assets requires significant time commitments from management of our banks, which can be detrimental to the performance of their other responsibilities. There can be no assurance that the Company will not experience further increases in nonperforming loans in the future. If economic conditions do not improve or worsen in our markets, the Company could continue to incur additional losses relating to an increase in nonperforming assets.

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

During 2011, the Company recorded a provision for loan losses of $13.5 million, which includes $3.3 million for the fourth quarter, and recorded net loan charge-offs of $14.0 million, $5.9 million of which was in the fourth quarter.  This compares to a provision for loan losses of $17.2 million and net loan charge-offs of $11.8 million for 2010, and a $3.6 million provision and $2.6 million of net loan charge-offs which were recorded for the fourth quarter of 2010.

Generally, the Company’s nonperforming loans and assets reflect operating difficulties of individual borrowers; however, more recently the prolonged decline in the general economy has become a significant contributing factor to the increased levels of delinquencies and nonperforming loans.  Sluggish sales and excess inventory in the residential housing market has been the primary cause of the increase in delinquencies and foreclosures for residential construction and land development loans.  As of December 31, 2011, the Company’s total nonperforming loans had decreased to $78.9 million or 7.4% of loans compared to $91.0 million or 7.6% of loans at December 31, 2010. If current trends in the housing and real estate markets continue, the Company expects that it will continue to experience high delinquencies and credit losses.  Moreover, the Company expects that a prolonged recession or economic downturn could severely impact economic conditions in its market areas and that it could experience high levels of delinquencies and credit losses.  As a result, the Company may be required to make further increases to its provision for loan losses and charge off additional loans in the future, which could adversely affect the Company’s financial condition and results of operations, perhaps materially.  If such additional provisions and charge-offs cause the Company to experience losses, it may be required to contribute additional capital to its bank subsidiaries to maintain capital ratios required by regulators.

The Company’s exposure to credit risk is increased by its real estate development lending.

Real estate development loans represent 28.9% of the Company’s impaired loans. Substantially all of the Company’s $59.8 million nonaccrual loans outstanding at December 31, 2011 are secured by real estate.  Development lending has historically been considered to be higher credit risk than single-family residential lending.  Such loans typically involve larger loan balances to a single borrower or related borrowers. Such loans can be affected by adverse conditions in real estate markets or the economy in general because commercial real estate borrowers’ ability to repay their loans depends on successful development and, in most cases, sale of their property. These loans also involve greater risk because they generally are not fully amortized over the loan period, but have a balloon payment due at maturity of the loan. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property. In the current economic environment, the ability of borrowers to refinance or sell newly developed property or vacant land has greatly diminished.  If the real estate markets were to worsen or not improve, the Company would likely experience increased credit losses and require additional provisions to our allowance for loan losses, which would adversely impact the Company’s earnings and financial condition.

The Company’s investment securities portfolio is comparatively larger than other community banks and it is more dependent on its investment portfolio to generate net income.

Unlike many other community banks, the Company relies more heavily on its investment securities portfolio as a source of interest income because it has a comparatively small loan portfolio.  If the Company is not able to successfully manage the interest rate spread on the investment portfolio, its net interest income will decrease, which would adversely affect its results of operations and negatively impact net income.  Investment securities tend to have a lower risk than loans, and as such, generally provide a lower yield. For 2011, average investment securities made up 28.7% of the Company’s average total assets. Interest income on investment securities accounted for 20.8% of total interest income for 2011.

During 2011 the Company sold and realized net gains on investment securities.  The Company may not have the same level of net gains (and may have net realized losses) in future periods on the sale of investment securities, which would reduce earnings.  Moreover, due to the current interest rate environment, proceeds from recent sales may be reinvested in investment securities with lower yields which may reduce earnings from investment securities.

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

The Company’s results of operations are affected by the monetary and fiscal policies of the federal government, the policies of the Company’s regulators, and the prevailing interest rates in the United States and the Company’s markets.  In addition, it is increasingly common for the Company’s competitors, who may be aggressively seeking to attract deposits as a result of liquidity concerns arising from changing economic or other conditions, to pay rates on deposits that are much higher than normal market rates.  A significant component of the Company’s earnings is the net interest income of its subsidiary banks, which is the difference between the income from interest earning assets, such as loans, and the expense on interest bearing liabilities, such as deposits.  A change in market interest rates could adversely affect the Company’s earnings if market interest rates change such that the interest it pays on deposits and borrowings increases faster than the interest it collects on loans and investments; or, alternatively, if interest rates earned on earning assets decline faster than those rates paid on interest paying liabilities.  Consequently, as with most financial institutions, the Company is sensitive to interest rate fluctuations.

The FDIC periodically amends its deposit insurance rate assessment structure, which can increase costs to the Company.

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

In the wake of a rapid depletion of the FDIC’s Deposit Insurance Fund resulting from a high number of bank failures, the FDIC required that all (with limited exceptions) insured institutions pay in the fourth quarter of 2009 its following estimated three years’ quarterly deposit assessments in advance.  This resulted in an aggregate payment by the Company’s bank subsidiaries totaling $8.2 million in the fourth quarter of 2009.  The three years’ advance payment was recorded as a prepaid asset that is being expensed in approximately equal amounts over prepayment period and, thus, only impact earnings in the normal course.  However, the advance payment reduced the liquid assets of the Company’s bank subsidiaries at the time of payment.  At December 31, 2011, the prepaid FDIC insurance assessment included on the Company’s balance sheet was $4.0 million.

As discussed previously under the heading “Deposit Insurance” in Item 1, the Dodd-Frank Act required changes to a number of components of the FDIC insurance assessment that was effective April 1, 2011. While these changes resulted in a lower amount of deposit insurance assessments for the Company in 2011 compared to 2010, future changes in assessment rates or methodology could adversely impact the Company’s future earnings and liquidity in a material amount.

The recent repeal of federal prohibitions on the payment of interest on demand deposits of business customers could increase the Company’s interest expense.

Federal prohibitions against financial institutions paying interest on demand deposit accounts of business customers were repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions could offer to pay interest on commercial demand deposits to compete for customers. The Company would expect its interest expense to increase and its net interest margin to decrease should it begin to pay interest on commercial demand deposits to attract additional customers or to keep current customers. This could result in a material adverse impact on the Company’s financial condition and results of operations. As of December 31, 2011, the Company does not offer interest bearing demand deposits to its business customers.

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

A tightening of the credit and liquidity markets and the Company’s inability to obtain adequate funding to replace deposits may negatively affect its earnings and capital levels.  In addition to deposit growth, maturity of investment securities, and loan payments from borrowers, the Company relies from time to time on advances from the Federal Home Loan Bank and other wholesale funding sources to fund loans and replace deposits.  In the event of a further downturn in the economy, these additional funding sources could be negatively affected which could limit the funds available to the Company.  The Company’s liquidity position could be significantly constrained if it were unable to access funds from the Federal Home Loan Bank or other wholesale funding sources.

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

The Company conducts most of its operations in Central and Northern Kentucky. The banking and financial services businesses in these areas are highly competitive and increased competition in its primary market areas may adversely impact the level of its loans and deposits. Ultimately, the Company may not be able to compete successfully against current and future competitors. These competitors include national banks, regional banks and other community banks. The Company also faces competition from many other types of financial institutions, including savings and loan associations, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, the Company’s competitors include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers and a range in quality of products and services provided, including new technology-driven products and services. If the Company is unable to attract and retain banking customers, it may be unable to increase its loans and level of deposits.

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

Basel III includes the following provisions: (i) that the minimum ratio of common equity to risk weighted assets be increased to 4.5% from the current level of 2%, to be fully phased in by January 1, 2015, and (ii) that the minimum requirement for the Tier 1 Risk-based capital ratio will be increased from 4% to 6%, to be fully phased in by January 1, 2015. The new minimums will be phased in starting January 1, 2013.

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

Basel III implementation in the U.S. will require that regulations and guidelines be issued by U.S. banking regulators, which may significantly differ from the recommendations published by the Basel Committee. Those regulations and guidelines have yet to be adopted in the U. S.

The Company cannot predict at this time the precise content of capital and liquidity guidelines or regulations that may be adopted by regulatory agencies having authority over us and our subsidiaries. The new standards, however, will generally require the Company and our banking subsidiaries to maintain more capital (with common equity as a more predominant component) and manage the configuration of our assets and liabilities in order to comply with new liquidity requirements, which could significantly impact our return on equity, financial condition, operations, capital position, and ability to pursue business opportunities.

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

The Company cannot predict how its common stock will trade in the future.  The market value of its common stock will likely continue to fluctuate in response to a number of factors including the following, most of which are beyond our control, as well as the other factors described in this “Risk Factors” section:

•	general economic conditions and conditions in the financial markets;
•	changes in global financial markets, such as interest or foreign exchange rates, stock, commodity or real estate valuations or volatility and other geopolitical events;
•	conditions in our local and national credit, mortgage and housing markets;
•	developments with respect to financial institutions generally, including government regulation;
•	our dividend practice; and
•	actual and anticipated quarterly fluctuations in our operating results and earnings.

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

The Company’s common stock is listed for trading on the NASDAQ Global Select Stock Market.  As of December 31, 2011 the 50-day average trading volume of the Company’s common stock on NASDAQ was 7,715 shares or .10% of the total common shares outstanding of 7,446,445.  An efficient public trading market is dependent upon the existence in the marketplace of willing buyers and willing sellers of a stock at any given time. The Company has no control over such individual decisions of investors and general economic and market conditions. Given the lower trading volume of the Company’s common stock, larger sales volumes of its common stock could cause the value of its common stock to decrease.  Moreover, due to its lower trading volume it may take longer to liquidate your position in the Company’s common stock.

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

The Company’s right to participate in any distribution of assets of any of its subsidiaries upon the subsidiary’s liquidation or otherwise, and thus the ability of the Company’s common stock to benefit indirectly from such distribution, will be subject to the prior claims of creditors of that subsidiary.  As a result, holders of the Company’s common stock will be effectively subordinated to all existing and future liabilities and obligations of its subsidiaries, including claims of depositors.  As of December 31, 2011 our subsidiaries’ total deposits and borrowings were approximately $1.7 billion.

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

Although the Company remains well-capitalized, it continues to operate in a very challenging and uncertain economic environment. Financial institutions, including the Company, are being adversely effected by difficult economic conditions that have impacted not only local markets, but on a national and global scale. Substantial deterioration in real estate and other financial markets have and may continue to adversely impact the Company’s financial performance. Continuing declines in real estate values and home sales volumes, along with high levels of unemployment and other economic stresses can decrease the value of collateral securing loans extended to borrowers, particularly that of real estate loans. Lower values of real estate securing loans may make it more difficult for the Company to recover amounts it is owed in the event of default by a borrower.

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

The capital and credit markets have experienced heavy volatility and disruptions during the recent economic downturn, with unprecedented levels of volatility and disruptions that took place beginning in the last few months of 2008. In many cases, this led to downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If market disruptions and volatility continue or worsen, there can be no assurance that the Company will not experience a material adverse effect on its results of operations and liquidity position or on its ability to access additional capital.

Risks associated with unpredictable economic and political conditions may be amplified as a result of limited market area.

Commercial banks and other financial institutions, including the Company, are affected by economic and political conditions, both domestic and international, and by governmental monetary policies. Conditions such as inflation, value of the dollar, recession, high unemployment rates, high interest rates, prolonged periods of low interest rates, short money supply, scarce natural resources, international turmoil, terrorism and other factors beyond the Company’s control may adversely affect profitability. In addition, almost all of the Company’s primary business area is located in Central and Northern Kentucky. Significant downturns in this regional economy may result in, among other things, deterioration in the Company’s credit quality or a reduced demand for credit and may harm the financial stability of the Company’s customers. Due to the Company’s regional market area, these negative conditions may have a more noticeable effect on the Company than would be experienced by an institution with a larger, more diverse market area.

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

The Company offers online banking services and both sends and receives confidential customer information electronically. This activity is vulnerable to security breaches and computer viruses which could expose the Company to litigation and adversely affect our reputation and overall operations.

The secure transmission of confidential information over the Internet is a significant element of online banking. The Company’s computer network or those of its customers could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security problems. The Company could be required to commit additional resources to protect against the threat of security breaches and computer viruses, or to remedy problems caused by security breaches or viruses. To the extent that the Company’s activities or the activities of its customers involve the storage and transmission of confidential information, security breaches and viruses could expose the Company to litigation and other possible liabilities. The inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in the Company’s systems and could adversely affect its reputation and overall operations.

The Company is subject to claims and litigation pertaining to fiduciary responsibility.

The Company’s customers or others may make claims and take legal action against us related to fiduciary responsibilities. If claims and legal action against the Company are not resolved in a favorable manner to the Company, it could result in a material financial liability or damage to our reputation.

The Dodd-Frank Act may increase the Company’s costs of operations which could adversely impact the Company's results of operations, financial condition or liquidity.

On July 21, 2010, the Dodd-Frank Act was signed into law by President Obama. The goals of the new legislation include restoring public confidence in the financial system that resulted from the recent financial and credit crises, preventing another financial crisis, and allowing regulators to identify failings in the system before another crisis can occur.  As part of the reform, the Dodd-Frank Act creates the Financial Stability Oversight Council, with oversight authority for monitoring and regulating systemic risk, and the Bureau of Consumer Financial Protection, which has broad regulatory and enforcement powers over consumer financial products and services.  The Dodd-Frank Act also changes the responsibilities of the current federal banking regulators, imposes additional corporate governance and disclosure requirements in areas such as executive compensation and proxy access, and limits or prohibits proprietary trading and hedge fund and private equity activities of banks. It also impacts areas such as deposit insurance, mortgage lending, capital requirements, securitizations, and insurance.

The scope of the Dodd-Frank Act impacts many aspects of the financial services industry, and requires the development and adoption of many implementing regulations that may span the next several years; consequently, the effects of the Dodd-Frank Act on the financial services industry and the Company will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken to implement the regulations.  The Company continues to assess the impact of the Dodd-Frank Act on its business and operations and believes that compliance with these new laws and regulations will likely result in additional costs, but the probable impact cannot be measured with a high degree of certainty. Compliance with the new laws and regulations could adversely impact the Company’s results of operations, financial condition or liquidity, any of which may impact the market price of the Company’s common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company owns or leases buildings that are used in the normal course of its business. The corporate headquarters is located at 202 W. Main Street, Frankfort, Kentucky, in a building owned by the Company. The Company’s subsidiaries own or lease various other offices in the counties and cities in which they operate. See the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statement and Supplementary Data”, of this Form 10-K for information with respect to the amounts at which bank premises and equipment are carried and commitments under long-term leases.

Unless otherwise indicated, the properties listed below are owned by the Company and its subsidiaries as of December 31, 2011.

Corporate Headquarters
202 – 208 W. Main Street, Frankfort, KY

Banking Offices
Farmers Bank:
125 W. Main Street, Frankfort, KY
555 Versailles Road, Frankfort, KY
1401 Louisville Road, Frankfort, KY
154 Versailles Road, Frankfort, KY
1301 US 127 South, Frankfort, KY (leased)
128 S. Main Street, Lawrenceburg, KY
201 West Park Shopping Center, Lawrenceburg, KY
838 N. College Street, Harrodsburg, KY
1035 Ben Ali Drive, Danville, KY
United Bank:
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
First Citizens:
425 W. Dixie Avenue, Elizabethtown, KY
3030 Ring Road, Elizabethtown, KY
111 Towne Drive (Kroger Store) Elizabethtown, KY (leased)
645 S. Dixie Blvd., Radcliff, KY
4810 N. Preston Highway, Shepherdsville, KY
157 Eastbrooke Court, Mt. Washington, KY
Citizens Northern:
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

Item 3. Legal Proceedings

As of December 31, 2011, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted.  Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material adverse effect upon the consolidated financial statements of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

At various times, the Company’s Board of Directors has authorized the purchase of shares of the Company’s outstanding common stock.  No stated expiration dates have been established under any of the previous authorizations. There were no shares of common stock repurchased by the Company during the quarter ended December 31, 2011. The maximum number of shares that may still be purchased under previously announced repurchase plans is 84,971.

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

The broad market index includes over 3,000 domestic and international based common shares listed on The NASDAQ Stock Market. The peer group index consists of 41 banking companies in the Southeastern United States. The Company is included among those in the peer group index.

	2006	2007	2008	2009	2010	2011

Farmers Capital Bank Corporation	$100.00	$82.71	$78.76	$34.73	$16.58	$15.26
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
Southeastern Banks Under 1 Billion Market-Capitalization	100.00	75.81	71.45	51.62	60.72	61.84

Corporate Address
The headquarters of Farmers Capital Bank Corporation is located at:
202 West Main Street
Frankfort, Kentucky 40601

Direct correspondence to:
Farmers Capital Bank Corporation
P.O. Box 309
Frankfort, Kentucky 40602-0309
Phone: (502) 227-1668
www.farmerscapital.com

Annual Meeting
The annual meeting of shareholders of Farmers Capital Bank Corporation will be held Tuesday, May 8, 2012 at 11:00 a.m. at the main office of Farmers Bank & Capital Trust Company, Frankfort, Kentucky.

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

NASDAQ Market Makers
J.J.B. Hilliard, W.L. Lyons, LLC	Morgan, Keegan & Company, Inc.
(502) 588-8400	(800) 260-0280
(800) 444-1854

UBS Securities, LLC	Raymond James & Associates, Inc.
(859) 269-6900	(800) 248-8863
(502) 589-4000

The Transfer Agent and Registrar for Farmers Capital Bank Corporation is American Stock Transfer & Trust Company, LLC.

American Stock Transfer & Trust Company, LLC
Shareholder Relations
59 Maiden Lane - Plaza Level
New York, NY 10038
PH: (800) 937-5449
Fax: (718) 236-2641
Email: Info@amstock.com
Website: www.amstock.com

Additional information is set forth under the captions “Shareholder Information” and “Common Stock Price” on page 85 under Part II, Item 7 and Note 17 “Regulatory Matters” in the notes to the Company's 2011 audited consolidated financial statements on pages 125 to 128 of this Form 10-K and is hereby incorporated by reference.

Item 6. Selected Financial Data

Selected Financial Highlights
December 31, (In thousands, except per share data)	2011	2010	2009	2008	2007
Results of Operations
Interest income	$78,349	$89,751	$100,910	$113,920	$114,257
Interest expense	24,670	34,948	47,065	55,130	56,039
Net interest income	53,679	54,803	53,845	58,790	58,218
Provision for loan losses	13,487	17,233	20,768	5,321	3,638
Noninterest income	24,391	34,110	28,169	9,810	24,157
Noninterest expense	62,492	62,711	115,141	60,098	58,823
Net income (loss)	2,738	6,932	(44,742)	4,395	15,627
Dividends and accretion on preferred shares	1,896	1,871	1,802
Net income (loss) available to common shareholders	842	5,061	(46,544)	4,395	15,627
Per Common Share Data
Basic and diluted net income (loss)	$.11	$.68	$(6.32)	$.60	$2.03
Cash dividends declared	N/A	N/A	.85	1.32	1.32
Book value	17.18	16.35	16.11	22.87	22.82
Tangible book value1	16.86	15.87	15.44	14.81	14.43
Selected Ratios
Percentage of net income (loss) to:
Average shareholders’ equity (ROE)	1.77%	4.55%	(22.68)%	2.62%	8.88%
Average total assets (ROA)	.14	.33	(1.98)	.21	.83
Percentage of common dividends declared to net income	N/A	N/A	N/M	220.96	64.52
Percentage of average shareholders’ equity to average total assets	7.95	7.24	8.72	7.86	9.33
Total shareholders’ equity	$157,057	$149,896	$147,227	$168,296	$168,491
Total assets	1,883,590	1,935,693	2,171,562	2,202,167	2,068,247
Long term borrowings	239,664	252,209	316,932	335,661	316,309
Senior perpetual preferred stock	29,115	28,719	28,348
Weighted average common shares outstanding - basic and diluted	7,424	7,390	7,365	7,357	7,706

1Represents total common equity less intangible assets divided by the number of common shares outstanding at the end of the period.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following pages present management’s discussion and analysis of the consolidated financial condition and results of operations of Farmers Capital Bank Corporations (the “Company” or “Parent Company”), a bank holding company, and its bank and nonbank subsidiaries. Bank subsidiaries include Farmers Bank & Capital Trust (“Farmers Bank”) in Frankfort, KY, First Citizens Bank (“First Citizens”) in Elizabethtown, KY, United Bank & Trust Company (“United Bank”) in Versailles, KY, and Citizens Bank of Northern Kentucky, Inc. in Newport, KY (“Citizens Northern”). At year-end 2011, Farmers Bank had two wholly-owned subsidiaries, Leasing One Corporation (“Leasing One”) and Farmers Capital Insurance Corporation (“Farmers Insurance”). Leasing One is a commercial leasing company in Frankfort, KY, and Farmers Insurance is an insurance agency in Frankfort, KY. United Bank had one subsidiary at year-end 2011, EGT Properties, Inc. EGT Properties, Inc. is involved in real estate management and liquidation for certain repossessed properties of United Bank. Citizens Northern had one subsidiary at year-end 2011, ENKY Properties, Inc. ENKY Properties, Inc. is involved in real estate management and liquidation for certain repossessed properties of Citizens Northern.

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

Various risks and uncertainties may cause actual results to differ materially from those indicated by the Company’s forward-looking statements. In addition to the risks described under Part 1, Item 1A “Risk Factors” in this report, factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company and its subsidiaries operate) and lower interest margins; competition for the Company’s customers from other providers of financial services; deposit outflows or reduced demand for financial services and loan products; government legislation, regulation, and changes in monetary and fiscal policies (which changes from time to time and over which the Company has no control); changes in interest rates; changes in prepayment speeds of loans or investment securities; inflation; material unforeseen changes in the liquidity, results of operations, or financial condition of the Company’s customers; changes in the level of non-performing assets and charge-offs; changes in the number of common shares outstanding; the capability of the Company to successfully enter into a definitive agreement for and close anticipated transactions; the possibility that acquired entities may not perform as well as expected; unexpected claims or litigation against the Company; technological or operational difficulties; the impact of new accounting pronouncements and changes in policies and practices that may be adopted by regulatory agencies; acts of war or terrorism; the ability of the parent company to receive dividends from its subsidiaries; the impact of larger or similar financial institutions encountering difficulties, which may adversely affect the banking industry or the Company; the Company or its subsidiary banks’ ability to maintain required capital levels and adequate funding sources and liquidity; and other risks or uncertainties detailed in the Company’s filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.

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

The most significant accounting policies followed by the Company are presented in Note 1 of the Company’s 2011 audited consolidated financial statements. These policies, along with the disclosures presented in other financial statement notes and in this management’s discussion and analysis of financial condition and results of operations, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, fair value measurements, and accounting for goodwill to be the accounting areas that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

Allowance for Loan Losses
The allowance for loan losses represents credit losses specifically identified in the loan portfolio, as well as management's estimate of probable incurred credit losses in the loan portfolio at the balance sheet date. Determining the amount of the allowance for loan losses and the related provision for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset group on the consolidated balance sheets. Additional information related to the allowance for loan losses that describes the methodology and risk factors can be found under the captions “Asset Quality” and “Nonperforming Assets” in this management’s discussion and analysis of financial condition and results of operation, as well as Notes 1 and 3 of the Company’s 2011 audited consolidated financial statements.

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

The Company estimates the fair value of a financial instrument using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. The Company characterizes active markets as those where transaction volumes are sufficient to provide objective pricing information, with reasonably narrow bid/ask spreads, and where received quoted prices do not vary widely. When the financial instruments are not actively traded, other observable market inputs such as quoted prices of securities with similar characteristics may be used, if available, to determine fair value. Inactive markets are characterized by low transaction volumes, price quotations that vary substantially among market participants, or in which minimal information is released publicly.

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

Additional information regarding fair value measurements can be found in Notes 1 and 18 of the Company’s 2011 audited consolidated financial statements.  The following is a summary of the Company’s more significant assets that may be affected by fair value measurements, as well as a brief description of the current accounting practices and valuation methodologies employed by the Company:

Available For Sale Investment Securities
Investment securities classified as available for sale are measured and reported at fair value on a recurring basis. Available for sale investment securities are valued primarily by independent third party pricing services under the market valuation approach that include, but are not limited to, the following inputs:

•	U.S. Treasury securities are priced using dealer quotes from active market makers and real-time trading systems;
•	Marketable equity securities are priced utilizing real-time data feeds from active market exchanges for identical securities; and
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

At December 31, 2011, all of the Company’s available for sale investment securities were measured using observable market data.

Other Real Estate Owned
Other real estate owned (“OREO”) includes properties acquired by the Company through actual loan foreclosures and is carried at fair value less estimated costs to sell. Fair value of OREO is based on third party appraisals of the property that includes comparable sales data comprised of significant unobservable inputs. If the carrying amount of the OREO exceeds fair value less estimated costs to sell, an impairment loss is recorded through expense. At December 31, 2011 OREO was $38.2 million compared to $30.5 million at year-end 2010.

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

Appraisals used in connection with valuing collateral dependent loans may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraisers take absorption rates into consideration and adjustments are routinely made in the appraisal process to identify differences between the comparable sales and income data available. Such adjustments are usually significant and typically include significant unobservable inputs for determining fair value. Impaired loans were $138 million and $130 million at year-end 2011 and 2010, respectively.

Accounting for Goodwill
During the fourth quarter of 2009, the Company determined that its previously recorded goodwill was fully impaired and recorded a pre-tax impairment charge of $52.4 million or 100% of the carrying value.

EXECUTIVE LEVEL OVERVIEW

The Company offers a variety of financial products and services at its 36 banking locations in 23 communities throughout Central and Northern Kentucky. The Company has four separately chartered commercial banks that operate under a community banking philosophy. This philosophy is focused primarily on understanding the banking needs and providing competitively priced products and a high level of personalized service to those in the local communities and surrounding areas in which the Company operates. The most significant products and services the Company offers include consumer and business lending, checking, savings, and other deposit accounts, automated teller machines, and providing trust services among other traditional banking products and services. The primary goals of the Company are to continually improve profitability and shareholder value, increase and maintain a strong capital position, provide excellent service to our customers through our community banking structure, and to provide a challenging and rewarding work environment for our employees.

The Company generates a significant amount of its revenue, cash flows, and net income from interest income and net interest income. Interest income is generated by earnings on the Company’s earning assets, primarily loans and investment securities. Net interest income is the excess of the interest income earned on earning assets over the interest expense paid on amounts borrowed to support those earning assets.  Interest expense is incurred on deposit accounts and other short and long-term borrowing arrangements. The ability to properly manage net interest income under changing market environments is crucial to the success of the Company.

Managing credit risk, or the risk of loss due to customers or other counterparties not being able to meet their financial obligations under agreed upon terms, is also a factor that can significantly influence the operating results of the Company. The severe downturn in financial markets and in the overall economy during 2008 and 2009 created unprecedented market volatility. During that time, certain capital markets ceased to function and credit markets were unavailable to many businesses and consumers. The U.S. government has taken extraordinary steps to stabilize financial markets by enacting broad legislation and regulatory initiatives that included the largest stimulus plan in its history. Improvements in U.S. financial markets and the overall economy have since occurred, albeit in irregular intervals and at a moderate pace. However, certain key metrics such as high unemployment and falling real estate values persist. This has had a significant negative effect on the Company’s operations in the form of elevated nonperforming loans, allowance for loan losses, and net loan charge-offs.

Summarized below are the most significant issues and events that impacted the Company’s operations during 2011 and that are likely to have an impact in the future.

•
The level of nonperforming assets continues to be the most important issue facing the Company. Nonperforming assets remain elevated as many borrowers continue to struggle to repay their loans and the value of both loan collateral and repossessed properties have declined. These events have been heavily impacted by the ongoing economic challenges that the Company’s borrowers and their customers face. The overall result has been lower levels of interest income, elevated levels of the provision for loans losses, and impairment charges related to properties that the Company has repossessed in an attempt to satisfy customer loan obligations.

•	Although still at high levels, nonperforming loans and assets decreased at year-end 2011 compared to year-end 2010. This includes a reduction in each of the final two quarters of 2011.

•
The Company continues to develop a culture of excellence through a dedication to providing outstanding customer service and strengthening its credit culture. As part of its plan, the Company in 2011 hired a new bank president and CEO with over 30 years of banking experience to lead United Bank. In early 2011, the Parent Company also hired an experienced banker to manage the disposal of foreclosed properties and to work with the Company’s affiliate banks in all aspects of managing nonperforming assets. The Company also hired two new chief credit officers, one each at United Bank and Farmers Bank, as a measure to improve the overall credit quality in the lending area.

•
The Parent Company and each of its subsidiary banks which have entered into agreements with banking regulators are in compliance with the requirements identified in their respective agreements, including exceeding the required capital levels.

•
Although the Parent Company continues to explore potential capital raising scenarios, there is currently no directive by regulators to raise any additional capital and no determination has been made as to if or when a capital raise will be completed. Net proceeds from a possible sale of securities could be used for any corporate purpose determined by the Company’s board of directors.

RESULTS OF OPERATIONS

The Company reported net income of $2.7 million or $.11 per common share for 2011 compared to a $6.9 million or $.68 per common share for 2010. This represents a decrease of $4.2 million or $.57 per common share. Selected income statement amounts and related data are presented in the table below.

(In thousands except per share data)
Twelve Months Ended December 31,	2011	2010	Change
Interest income	$78,349	$89,751	$(11,402)
Interest expense	24,670	34,948	(10,278)
Net interest income	53,679	54,803	(1,124)
Provision for loan losses	13,487	17,233	(3,746)
Net interest income after provision for loan losses	40,192	37,570	2,622
Noninterest income	24,391	34,110	(9,719)
Noninterest expenses	62,492	62,711	(219)
Income before income tax (benefit) expense	2,091	8,969	(6,878)
Income tax (benefit) expense	(647)	2,037	(2,684)
Net income	$2,738	$6,932	$(4,194)
Preferred stock dividends and discount accretion	(1,896)	(1,871)	25
Net income available to common shareholders	$842	$5,061	$(4,219)

Basic and diluted net income per common share	$.11	$.68	$(.57)

Weighted average common shares outstanding – basic and diluted	7,424	7,390	34
Return on average assets	.14%	.33%	(19	) bp
Return on average equity	1.77%	4.55%	(278	) bp

The $4.2 million or $.57 per common share decrease in net income for 2011 compared to the 2010 is primarily the result of lower overall noninterest income of $9.7 million or 28.5% and net interest income of $1.1 million or 2.1%, partially offset by a decrease in the provision for loan losses of $3.7 million or 21.7% and lower income tax expense of $2.7 million. An explanation of the more significant components making up the decrease in net income follows.

Interest Income
Interest income results from interest earned on earning assets, which primarily includes loans and investment securities. Interest income is affected by volume (average balance), the composition of earning assets, and the related rates earned on those assets. Total interest income for 2011 was $78.3 million, a decrease of $11.4 million or 12.7% compared to $89.8 million for 2010. Interest income decreased across all major earning asset categories and was driven primarily by lower interest rates and, in the case for loans, a lower average volume. Rate declines continue to be driven by weak economic conditions in the Company’s markets and the overall strategy by the Company of being more selective in pricing both its loans and deposits. Actions taken by the Federal Reserve Board has also kept the level of interest rates near historic lows throughout 2011, with the objective of holding short-term interest rates at exceptionally low levels through 2014. In general, the Company’s variable and floating rate assets and liabilities that have reset since the prior year, as well as activity related to new earning assets and funding sources, have repriced downward to reflect the overall lower interest rate environment. The Company’s tax equivalent yield on earning assets was 4.5% for 2011, a decrease of 39 basis points compared to 4.9% for 2010.

Interest Expense
Interest expense results from incurring interest on interest bearing liabilities, which are made up of interest bearing deposits, federal funds purchased, securities sold under agreements to repurchase, and other short and long-term borrowed funds. Interest expense is affected by volume, composition of interest bearing liabilities, and the related rates paid on those liabilities. Total interest expense was $24.7 million for 2011, a decrease of $10.3 million or 29.4% compared to $34.9 million for 2010. Interest expense decreased mainly as a result of a lower average rate paid on deposits in an overall lower interest rate environment. Volume reductions, primarily on time deposits and long-term borrowings, also contributed to lower interest expense. For deposits, the Company has more aggressively repriced higher-rate maturing time deposits downward or allowing them to mature without renewal. Long-term borrowings outstanding have declined as a result of scheduled principal payments on outstanding Federal Home Loan Bank (“FHLB”) borrowings. The average rate paid on interest bearing liabilities was 1.6% for 2011, a decrease of 45 basis points compared to 2.1% for 2010.

The decrease in interest expense for 2011 was outpaced by a larger reduction in interest income due to the repricing structure of the Company’s earning assets and rate paying liabilities. The very low interest rate environment also makes it more difficult to further reprice already low interest paying liabilities downward. The short-term targeted federal funds rate has remained at near zero percent since the end of 2008.

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

Net interest income was $53.7 million for 2011, a decrease of $1.1 million or 2.1% compared to $54.8 million for 2010. Interest expense for 2011 decreased $10.3 million or 29.4%, but was offset by lower interest income of $11.4 million or 12.7%. Each major interest income and interest expense line item decreased in the comparison, mainly attributed to lower interest rates. Generally, variable and floating rate assets and liabilities that have reset since the prior reporting period as well as activity related to new earning assets and funding sources, have repriced downward to reflect an overall lower interest rate environment. Rate declines for both earning assets and interest bearing liabilities were driven mainly by continuing weak economic conditions in the Company’s markets as well as the Company’s overall strategy of being more selective in pricing deposits and extending loans in an effort to improve net interest margin, overall profitability, and capital position.

Tax equivalent net interest income was $55.4 million for 2011, a decrease of $1.6 million or 2.7% compared to $57.0 million for 2010. Net interest margin was 3.09%, an increase of 9 basis points from 3.00% in the prior year. Net interest spread was 2.84% for 2011 compared to 2.78% for 2010.

The Company continues to actively monitor and proactively manage the rate sensitive components of both its assets and liabilities in a continuously changing and difficult market environment. This task has become increasingly more difficult following the extreme market disruptions and economic downturn that began in 2008. Competition in the Company’s market areas continues to be intense. The overall interest rate environment remains low by historical measures. The Federal Reserve has kept its short-term federal funds target rate at near zero percent since mid-December 2008 and has indicated that it expects to maintain that rate at an exceptionally low level through 2014. Yields on Treasury securities of medium and longer-term maturity structures are lower at year-end 2011 compared to a year earlier. The two and 10-year notes decreased 2 basis points and 142 basis points, respectively in the comparison while the 30-year bond dropped 144 basis points.

Similar to the short-term federal funds target rate, the prime interest rate has not changed since December 2008. The Company uses the prime interest rate as part of its pricing model primarily on variable rate commercial real estate loans. The prime interest rate can have a significant impact on the Company’s interest income on loans that reprice based on changes to the prime interest rate. The Company’s variable interest rate loans contain provisions that limit the amount of increase or decrease in the interest rate during the life of the loan. This will limit the increase or decrease in interest income on loans that have interest rates tied to the prime interest rate. For 2011, the average yield earned on loans was 5.5%, which is in excess of the prime interest rate of 3.25% at year-end 2011. Predicting the movement of future interest rates is uncertain.

During 2011, the average rates for two of the most significant components of net interest income for the Company, loans and time deposits, both declined. The average rate earned on the Company’s loan portfolio declined 20 basis points to 5.5% for 2011 and the average rate paid on time deposits decreased 63 basis points to 1.9% in the annual comparison. Should interest rates on the Company’s earning assets and interest paying liabilities reprice lower, the Company’s yield on earning assets could potentially decrease faster than its cost of funds. Should interest rates reprice higher, the Company’s cost of funds may also increase and could continue to increase faster than the yields on earning assets, resulting in a lower net interest margin.

Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential

Years Ended December 31,	2011			2010			2009
	Average		Average	Average		Average	Average		Average
(In thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Investment securities
Taxable	$494,341	$14,387	2.91%	$441,635	$16,565	3.75%	$445,329	$20,424	4.59%
Nontaxable1	63,837	2,848	4.46	82,327	4,149	5.04	97,960	5,186	5.29
Interest bearing deposits with banks, federal funds sold and securities purchased under agreements to resell	106,037	241	.23	133,586	280	.21	129,092	302	.23
Loans 1,2,3	1,130,273	62,635	5.54	1,236,202	70,946	5.74	1,306,800	77,522	5.93
Total earning assets	1,794,488	$80,111	4.46%	1,893,750	$91,940	4.85%	1,979,181	$103,434	5.23%
Allowance for loan losses	(29,856)			(25,467)			(18,965)
Total earning assets, net of allowance for loan losses	1,764,632			1,868,283			1,960,216
Nonearning Assets
Cash and due from banks	19,349			64,216			96,965
Premises and equipment, net	39,319			39,541			41,069
Other assets	122,062			129,618			163,804
Total assets	$1,945,362			$2,101,658			$2,262,054
Interest Bearing Liabilities
Deposits
Interest bearing demand	$258,244	$355	.14%	$258,674	$453	.18%	$247,235	$713	.29%
Savings	293,526	1,204	.41	272,080	1,663	.61	256,063	1,976	.77
Time	687,517	12,929	1.88	807,730	20,257	2.51	902,066	30,508	3.38
Federal funds purchased and other short-term borrowings	38,043	191	.50	46,755	324	.69	62,948	453	.72
Securities sold under agreements to repurchase and other long-term borrowings	246,153	9,991	4.06	304,356	12,251	4.03	331,073	13,415	4.05
Total interest bearing liabilities	1,523,483	$24,670	1.62%	1,689,595	$34,948	2.07%	1,799,385	$47,065	2.62%
Noninterest Bearing Liabilities
Commonwealth of Kentucky deposits	385			1,347			34,992
Other demand deposits	216,972			209,020			191,656
Other liabilities	49,962			49,490			38,725
Total liabilities	1,790,802			1,949,452			2,064,758
Shareholders’ equity	154,560			152,206			197,296
Total liabilities and shareholders’ equity	$1,945,362			$2,101,658			$2,262,054
Net interest income		55,441			56,992			56,369
TE basis adjustment		(1,762)			(2,189)			(2,524)
Net interest income		$53,679			$54,803			$53,845
Net interest spread			2.84%			2.78%			2.61%
Effect of noninterest bearing sources of funds			.25			.22			.24
Net interest margin			3.09%			3.00%			2.85%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
2Loan balances include principal balances on nonaccrual loans.
3Loan fees included in interest income amounted to $912 thousand, $1.4 million, and $1.8 million for 2011, 2010, and 2009, respectively.

The following table is an analysis of the change in net interest income.

Analysis of Changes in Net Interest Income (tax equivalent basis)

	Variance	Variance Attributed to		Variance	Variance Attributed to
(In thousands)	2011/20101	Volume	Rate	2010/20091	Volume	Rate
Interest Income
Taxable investment securities	$(2,178)	$1,822	$(4,000)	$(3,859)	$(168)	$(3,691)
Nontaxable investment securities2	(1,301)	(861)	(440)	(1,037)	(800)	(237)
Interest bearing deposits with banks, federal funds sold and securities purchased under agreements to resell	(39)	(63)	24	(22)	8	(30)
Loans2	(8,311)	(5,909)	(2,402)	(6,576)	(4,128)	(2,448)
Total interest income	(11,829)	(5,011)	(6,818)	(11,494)	(5,088)	(6,406)
Interest Expense
Interest bearing demand deposits	(98)	(1)	(97)	(260)	31	(291)
Savings deposits	(459)	122	(581)	(313)	117	(430)
Time deposits	(7,328)	(2,727)	(4,601)	(10,251)	(2,962)	(7,289)
Federal funds purchased and other short-term borrowings	(133)	(54)	(79)	(129)	(111)	(18)
Securities sold under agreements to repurchase and other long-term borrowings	(2,260)	(2,351)	91	(1,164)	(1,097)	(67)
Total interest expense	(10,278)	(5,011)	(5,267)	(12,117)	(4,022)	(8,095)
Net interest income	$(1,551)	$0	$(1,551)	$623	$(1,066)	$1,689
Percentage change	100.0%	0.0%	100.0%	100.0%	(171.1)%	271.1%

1	The changes which are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
2	Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Noninterest Income

The components of noninterest income are as follows for the periods indicated:

Years Ended December 31, (In thousands)	2011	2010	Change
Service charges and fees on deposits	$8,617	$9,171	$(554)
Allotment processing fees	5,346	5,573	(227)
Other service charges, commissions, and fees	4,248	4,566	(318)
Data processing income	792	1,328	(536)
Trust income	2,085	1,688	397
Investment securities gains, net	1,355	8,889	(7,534)
Gain on sale of mortgage loans, net	982	1,244	(262)
Income from company-owned life insurance	939	1,300	(361)
Other	27	351	(324)
Total noninterest income	$24,391	$34,110	$(9,719)

The more significant items of discussion are included below.

•	Service charges and fees on deposits decreased $554 thousand or 6.0% driven by a decline in fees from overdraft/insufficient funds of $619 thousand or 10.2% related to lower transaction volume.
•
Allotment processing fees declined $227 thousand or 4.1% mainly due to the Company significantly scaling back on a related ancillary product during the second quarter of 2010. The decrease in fees related to this service was $181 thousand or 83.1% in the annual comparison.

•
Other service charges, commissions, and fees decreased $318 thousand or 7.0%. This decrease is due mainly to lower custodial safekeeping fees of $311 thousand or 95.4% which relates to a custodial services contract that expired at the end of the second quarter of 2010 and was not renewed.

•
Data processing income decreased $536 thousand or 40.4% driven by a $407 thousand or 43.1% decline in fees related to the winding down of the Commonwealth of Kentucky (“Commonwealth”) depository services contract. As previously disclosed, the Company’s depository services contract with the Commonwealth had an original termination date of June 30, 2011. This contract, originally extended through December 2011, was further extended to June 2012 whereby the Company continues to provide services and assistance during the transition process. However, transaction volumes have decreased significantly since the expiration of the original contract on June 30, 2011. Decreases in data processing revenues related to the general depository contract have been partially offset by noninterest expense reduction spread over multiple line items categories. The estimated net impact to earnings is not material.

•
Data processing fees have also declined due to lower processing volumes attributed to unemployment insurance transactions as well as from an increase in paperless payment transactions related to the Commonwealth’s Women, Infants, and Children (“WIC”) supplemental nutrition program. The Company recorded $291 thousand in data processing fees in 2010 related to this program. WIC related data processing income was $161 thousand for 2011, a decrease of $130 thousand or 44.6%. Related revenues will continue to decline for the Company as the WIC program progresses in its transition to a paperless payment method which will be processed by an unrelated third party. While this transition is expected to be substantially completed during 2012, the Company expects to continue processing a relatively small number of transactions that are subject to manual processing.

•
Trust income increased $397 thousand or 23.5% due to both an increase related to higher managed asset values along with accrual refinements resulting in a one-time increase in the amount of $165 thousand during the second quarter of 2011.

•
Investment securities gains decreased $7.5 million or 84.8% and is attributed to the timing and volume of securities sold. The Company sells investment securities periodically in response to its overall asset/liability management strategy to lock in gains, increase yield, restructure expected future cash flows, and/or enhance its capital position as opportunities occur.

•
Gains on the sale of mortgage loans decreased $262 thousand or 21.1%. While the volume of loans sold was relatively unchanged between the periods, the decrease in net gains is attributed to smaller markups on sales in the current year in an effort to remain competitive.

•
Income from company-owned life insurance decreased $361 thousand or 27.8% mainly due to death benefits recorded in the amount of $241 thousand in 2010 where there were none recorded in the current year. In addition, the amount outstanding decreased $2.2 million in the first quarter of 2011 from the completion of the Company’s previously disclosed plan to liquidate the life insurance policies at the Parent Company. The Company’s subsidiary banks maintain an aggregate balance of $27.5 million in company-owned life insurance at year-end 2011.

•
Other noninterest income decreased $324 thousand in the comparison, with the largest component of the decrease relating to the sale of repossessed business property. The Company recognized a gain of $107 thousand on the sale during 2010 and there was no similar transaction in 2011. Noninterest income also includes a $95 thousand higher loss from investment tax credit partnerships for 2011.

Noninterest Expense

The components of noninterest expense are as follows for the periods indicated:

Years Ended December 31, (In thousands)	2011	2010	Change
Salaries and employee benefits	$26,986	$27,026	$(40)
Occupancy expenses, net	4,846	4,849	(3)
Equipment expenses	2,503	2,647	(144)
Data processing and communication expense	4,636	5,448	(812)
Bank franchise tax	2,572	2,482	90
Correspondent bank fees	376	618	(242)
Amortization of intangibles	1,143	1,437	(294)
Deposit insurance expense	2,948	4,279	(1,331)
Other real estate expenses, net	7,355	6,054	1,301
Other	9,127	7,871	1,256
Total noninterest expense	$62,492	$62,711	$(219)
The more significant items of discussion are included below.

•
Salaries and employee benefits, which represent the most significant portion of noninterest expense, remained relatively flat at $27.0 million. The average number of full time equivalent employees was 511 for 2011, down 17 or 3.2% from 528 for 2010. The number of full time equivalent employees was 510 and 512 at year-end 2011 and 2010, respectively. Employee benefits increased $178 thousand or 3.9%, but was offset by a decrease in compensation and related payroll taxes of $218 thousand or 1.0%.

•
Data processing and communication expenses decreased $812 thousand or 14.9%. The decrease was driven by nonrecurring expenses included in the prior year related to the merger of two of the Company’s bank subsidiaries, expenses associated with a terminated rewards program previously processed through an unrelated third party, and overall tighter management of all expense line items.

•	Correspondent bank fees decreased $242 thousand or 39.2% related mainly to a custodial services contract that expired at the end of the second quarter of 2010 and was not renewed.
•
Amortization of intangible assets declined $294 thousand or 20.5% a result of amortization schedules that allocate a higher amount of amortization in the earlier periods following an acquisition consistent with how the assets are used. Intangible asset amortization relates to core deposit and customer relationship intangibles that resulted from prior business acquisitions.

•
Deposit insurance expense decreased $1.3 million or 31.1% due mainly by the change in the FDIC’s assessment base and rate structure that went into effect in the second quarter of 2011. Under the revised rules, the assessment base was changed from a deposit based approach to average assets less average tangible equity during the assessment period. The new assessment methodology generally shifts a greater share of total assessments to banks with more than $10 billion in assets, resulting in a lower amount attributed to many smaller community banks.

•
Other real estate expense increased $1.3 million or 21.5% and was driven by higher impairment charges of $1.4 million or 33.3% on repossessed real estate properties. Impairment charges for 2011 include $2.8 million attributed to a single real estate development credit that was written down to its fair value of $1.9 million consistent with an updated appraisal completed during the third quarter.

•
Other noninterest expense includes two non-routine losses in the aggregate amount of $1.0 million recorded in the first quarter in which no corresponding amount was recorded in the prior year. These losses relate to a fraudulent transaction on a deposit account involving one of the Company’s customers and a write-down attributed to uncollectible amounts of property tax receivables at the Company’s leasing subsidiary.

Income Tax
The Company recorded an income tax benefit of $647 thousand for 2011 compared to income tax expense in the amount of $2.0 million for 2010. The effective tax benefit for 2011 was 30.9% compared to an effective tax expense of 22.7% for 2010. The continued decrease in projected pre-tax income for 2011 has resulted in decreases in the effective tax rate as the year has progressed. Income from tax free sources remained relatively consistent throughout 2011 and continued to become a greater percentage of the declining pretax income each quarter.

FINANCIAL CONDITION

The overall size of the Company’s balance sheet decreased at year-end 2011 compared to year-end 2010 as a result of a broad strategy to refine the components of its assets and funding sources and reducing the level of nonperforming assets. Significant parts of the strategy include strengthening the Company’s credit culture and taking a more cautious and measured approach to lending as well as having a more focused effort to reduce the Company’s overall cost of funds. In the lending area, the Company has been more selective in extending loans as its tolerance for credit risk has declined. On the funding side, the approach has been to more aggressively reprice higher-rate time deposits downward as they mature or by electing to not renew. The strategy of reducing the overall size of the balance sheet is part of the Company’s plan to improve its net interest margin, nonperforming asset levels, capital ratios, and overall profitability.

Total assets were $1.9 billion at December 31, 2011, a decrease of $52.1 million or 2.7% from year-end 2010. The decline in total assets was driven by a decrease in loans (net of unearned income and allowance) of $120 million or 10.3% and cash and cash equivalents of $87.7 million or 48.2%, partially offset by an increase in available for sale investment securities of $154 million or 34.6%.

The decrease in cash and cash equivalents reflects the Company’s overall lower net funding position combined with the opportunity to redeploy excess liquidity into higher yielding investment securities in response to a decrease in high quality loan demand. The decrease in loans relates to an overall lack of high quality loan demand the Company seeks as it continues a cautious and measured approach to new lending while working to reduce a high level of nonperforming assets. Loan underwriting has also been strengthened in light of the overall weak economy. This has resulted in principal repayments on existing loans or loans transferred into other real estate through foreclosure that has exceeded new loans. Investment securities have increased as loan volume has declined.

Total liabilities were $1.7 billion at December 31, 2011, a decrease of $59.3 million or 3.3% compared to December 31, 2010. Net borrowed funds and deposits decreased $32.9 million or 11.0% and $28.5 million or 1.9%, respectively, in the comparison. Net borrowed funds decreased mainly due to lower short-term borrowings of $20.4 million or 43.0%, led by a decrease in activity related to the winding down of the Company’s depository services contract with the Commonwealth. Long-term borrowings decreased $12.5 million or 5.0% due to scheduled principal repayments on FHLB advances. Interest bearing deposits decreased $45.9 million or 3.7% driven by a decline in time deposits of $66.2 million or 9.3%. Noninterest bearing deposits increased $17.4 million or 8.4%.

Shareholders’ equity was $157 million at December 31, 2011 compared to $150 million at year-end 2010. This represents an increase of $7.2 million or 4.8% from year-end 2010 and is attributed mainly to other comprehensive income of $5.7 million. Other comprehensive income includes a $6.7 million increase in the unrealized gain (net of tax) on available for sale securities partially offset by the impact of an increase in the unfunded portion of postretirement benefit obligations of $928 thousand (net of tax). Net income, less preferred stock dividends and related accretion, added $842 thousand to shareholders’ equity.

Management of the Company considers it noteworthy to understand the relationship between Farmers Bank and the Commonwealth. Farmers Bank provides various services to state agencies of the Commonwealth. As more fully discussed below, Farmers Bank was the general depository for the Commonwealth until June 30, 2011. As such, checks were drawn on Farmers Bank by agencies of the Commonwealth, which include paychecks and state income tax refunds.  Farmers Bank also processes vouchers of the WIC program for the Cabinet for Human Resources, although this activity was also scaled back significantly during 2011.

As has been previously disclosed, the Company learned in the first quarter of 2011 that the Commonwealth awarded its general depository services contract to a large multi-national bank. The Company held the previous contract which had an original termination date of June 30, 2011. This contract, which was previously extended through December 2011, was further extended through June 2012 whereby the Company will continue to provide services and assistance during the transition process. The Company is committed to facilitating a smooth transition with the Commonwealth and its employees.

As anticipated, significant reductions in transaction volumes with the Commonwealth along with the related revenues and expenses have occurred since June 30, 2011. The impact of not retaining the general depository services contract of the

Commonwealth has not had a material impact on the Company’s results of operations, overall liquidity, or net cash flows, although gross cash flows such as for cash on hand, deposits outstanding, and short-term borrowings have declined.

On an average basis, total assets were $1.9 billion for 2011, a decrease of $156 million or 7.4% from the year-ended December 31, 2010 average. Average assets decreased mainly as a result of the Company’s overall balance sheet realignment strategy as mentioned above. Average earning assets decreased $99.3 million or 5.2% from year-end 2010. Average earning assets were 92.2% and 90.1% of total average assets for 2011 and 2010, respectively. Average loans, net of unearned income, decreased $106 million or 8.6%. Average investment securities increased $34.2 million or 6.5% while temporary investments were down $27.5 million or 20.6%. Total deposits averaged $1.5 billion for 2011, a decrease of $92.2 million or 6.0% from 2010. Average interest bearing deposit balances declined $99.2 million or 7.4% in the comparison led by a decrease in time deposits of $120 million or 14.9% partially offset by higher savings deposits of $21.4 million or 7.9%.

Temporary Investments
Temporary investments consist of interest bearing deposits in other banks and federal funds sold and securities purchased under agreements to resell. The Company uses these funds in the management of liquidity and interest rate sensitivity. At December 31, 2011, temporary investments were $65.5 million, a decrease of $92.3 million from $158 million at year-end 2010.

On an average basis, temporary investments were $106 million for 2011, a decrease of $27.5 million or 20.6% compared with $134 million for 2010. The decrease is a result of the Company’s overall net funding position combined with the opportunity to redeploy cash equivalents into higher yielding investment securities as high quality loan demand has fallen. Temporary investments are reallocated to loans or other investments as market conditions and Company resources warrant.

Investment Securities
The investment securities portfolio is comprised primarily of residential mortgage-backed securities, debt securities issued by U.S. government-sponsored agencies, and tax-exempt securities of states and political subdivisions. Substantially all of the Company’s investment securities are designated as available for sale. Total investment securities had a carrying amount of $599 million at year-end 2011, an increase of $154 million or 34.5% compared to $445 million at year-end 2010. Investment securities have increased as high quality loan demand has declined. The Company has also been able to move balances from lower earning temporary investments to higher yielding investment securities while liquidity has remained stable and adequate to meet its needs.

Net amortized cost amounts increased $143 million or 32.5% and the net unrealized gain related to investments in the available for sale portfolio increased $10.3 million or 285%. The increase in amortized cost amounts is attributed to net purchase activity, which exceeded activity related to sales, maturities, and calls of securities. During 2011, the Company purchased $538 million of available for sale investment securities which exceeded the amounts sold, matured, and called of $201 million, $11.7 million, and $180 million, respectively. The increase in the net unrealized gain is driven by an overall decline in market interest rates, particularly that of longer-term maturities. As market rates decline, the value of fixed rate investments increase.

The Company periodically sells investment securities in response to its overall asset/liability management strategy to lock in gains, increase yield, restructure expected future cash flows, and/or enhance its capital position. In 2011, the Company restructured a portion of its investment securities portfolio with the primary purpose of improving the projected cash flow stream from prepayments and maturities and maintaining the portfolio’s strong market value and future yields.

At year-end 2011, the Company holds $5.8 million amortized cost amounts of single-issuer trust preferred capital securities of a U.S. based global financial services firm with an estimated fair value of $4.3 million. These securities had an estimated fair value of $5.0 million at year-end 2010. This represents a decline of $690 thousand or 13.8% for the year. The market value of these securities showed an overall improvement of $94 thousand during the first six months of 2011, reflecting an improvement of the financial institution sector debt markets in general. However, increased market volatility during the second half of 2011 resulted in price depreciation associated with continuing domestic and global economic pressures.

The Company’s investment in the single-issuer trust preferred capital securities continues to perform according to contractual terms and the issuer of these securities is rated as investment grade by major rating agencies. The Company does not intend to sell these securities nor does the Company believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company believes these securities are not impaired due to reasons of credit quality or other factors, but rather the unrealized loss is primarily attributed to general uncertainties in the financial markets and market volatility. The Company believes that it will be able to collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will recover as they approach their maturity dates.

None of the total gross unrealized loss of $1.8 million at December 31, 2011 in the Company’s investment securities portfolio has been included in income since they are identified as temporary. The Company believes that it will be able to collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will recover as they approach their maturity dates. The Company does not consider any of the securities to be impaired due to reasons of credit quality or other factors. The Company does not expect to incur a loss on these securities unless they are sold prior to maturity. The Company does not currently have the intent to sell nor does it believe it will be required to sell these securities before anticipated recovery. All investment securities in the Company’s portfolio are currently performing.

Funds made available from sold, matured, or called bonds are redirected to fund higher yielding loan growth, reinvested to purchase additional investment securities, or otherwise employed to improve the composition of the balance sheet. The purchase of nontaxable obligations of states and political subdivisions is one of the primary means of managing the Company’s tax position. The impact of the alternative minimum tax related to the Company’s ability to acquire tax-free obligations at an attractive yield is routinely monitored. The Company does not have direct exposure to the subprime mortgage market. The Company does not originate subprime mortgages nor has it invested in bonds that are secured by such mortgages.

The following table summarizes the carrying values of investment securities on December 31, 2011, 2010, and 2009.  The investment securities are divided into available for sale and held to maturity securities.  Available for sale securities are carried at the estimated fair value and held to maturity securities are carried at amortized cost. Corporate debt securities consist primarily of debt issued by a large global financial services firm. Mutual funds and equity securities are attributed to the Company’s captive insurance subsidiary.

December 31,	2011		2010		2009
(In thousands)	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity
Obligations of states and political subdivisions	$84,619	$875	$74,799	$930	$108,958	$975
Obligations of U.S. government-sponsored entities	96,163		41,613		90,752
Mortgage-backed securities – residential	408,863		319,930		325,519
Mortgage-backed securities – commercial	209
U.S. Treasury securities			1,044		3,002
Corporate debt securities	6,364		6,606		18,732
Mutual funds and equity securities	1,601		190		910
Total	$597,819	$875	$444,182	$930	$547,873	$975

The following table presents an analysis of the contractual maturity and tax equivalent weighted average interest rates of investment securities at December 31, 2011. Available for sale securities amounts are stated at fair value and held to maturity securities amounts are stated at amortized cost. Mortgage-backed securities are included in maturity categories based on their stated maturity dates. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mutual funds and equity securities are attributed to the Company’s captive insurance subsidiary. These investments have no stated maturity date and are not included in the maturity schedule that follows.

Available for Sale

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
(In thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Obligations of states and political subdivisions	$9,815	2.3%	$16,785	3.5%	$46,449	4.3%	$11,570	5.5%
Obligations of U.S. government-sponsored entities	$2,005	.3	79,460	1.0	14,698	2.2
Mortgage-backed securities – residential			69	4.7	15,166	2.2	393,628	3.2
Mortgage-backed securities – commercial							209	5.2
Corporate debt securities	152	5.5	1,666	5.0	246	5.4	4,300	2.2
Total	$11,972	2.0%	$97,980	1.5%	$76,559	3.4%	$409,707	3.3%

Held to Maturity

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
(In thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Obligations of states and political subdivisions							$875	5.4%

The calculation of the weighted average interest rates for each category is based on the weighted average costs of the securities. The weighted average tax rates on exempt states and political subdivisions are computed based on the marginal corporate Federal tax rate of 35%.

Loans
Loans, net of unearned income, were $1.1 billion at December 31, 2011, a decrease of $121 million or 10.1% compared to year-end 2010. The Company continues to take a measured and cautious approach to loan originations by strengthening its overall credit culture and tightening its underwriting standards. The Company seeks higher quality loan demand while it works to reduce high levels of nonperforming assets in a weak economy that has been slow to recover. Nonperforming assets increased sharply in the fourth quarter of 2009 and into the first quarter of 2010 as a result of the lingering effects of one of the most severe recessions in recent history. While nonperforming assets have declined from their peak, including two consecutive quarterly declines to end 2011, they remain elevated.

Each sector of the loan portfolio experienced declines at year-end 2011 compared to a year earlier. Real estate construction and land development lending was down $34.2 million or 22.2% and loans secured by farmland and real estate of other commercial enterprises decreased $32.6 million or 7.8%. Loans secured by residential real estate decreased $23.8 million or 5.1%. Commercial, financial, and agricultural based lending decreased $15.2 million or 13.9%, while Commercial leasing and consumer installment lending decreased $7.8 million or 52.2% and $7.2 million or 25.1%, respectively.

The composition of the loan portfolio, net of unearned income, is summarized in the table below.

December 31, (In thousands)	2011	%	2010	%	2009	%	2008	%	2007	%
Commercial, financial, and agricultural	$93,807	8.7%	$108,959	9.1%	$114,687	9.0%	$116,816	8.9%	$135,898	10.5%
Real estate – construction and land development	119,989	11.2	154,208	12.9	211,725	16.7	260,434	19.8	254,788	19.7
Real estate mortgage – residential	445,464	41.6	469,273	39.3	473,644	37.2	453,695	34.6	416,477	32.3
Real estate mortgage – farmland and other commercial enterprises	384,331	35.8	416,904	35.0	411,309	32.3	409,909	31.2	403,167	31.2
Installment	21,365	2.0	28,532	2.4	36,280	2.9	44,504	3.4	51,393	4.0
Lease financing	7,152	.7	14,964	1.3	24,297	1.9	27,222	2.1	30,262	2.3
Total	$1,072,108	100.0%	$1,192,840	100.0%	$1,271,942	100.0%	$1,312,580	100.0%	$1,291,985	100.0%

When loan balances decline either as a result of lower demand or due to reasons such as for the Company’s plan to strategically refine its balance sheet, the available funds are generally redirected to temporary investments or investment securities, which typically involve a decrease in credit risk, but produce lower yields. The Company does not have direct exposure to the subprime mortgage market. The Company does not originate subprime mortgages nor has it invested in bonds that are secured by such mortgages. Subprime mortgage lending is defined by the Company generally as lending to a borrower that would not qualify for a mortgage loan at prevailing market rates or whereby the underwriting decision is based on limited or no documentation of the ability to repay.

On average, loans represented 63.0% of earning assets for 2011, a decrease of 229 basis points compared to 65.3% for 2010. As loan demand fluctuates, the available funds are reallocated between loans and temporary investments or investment securities, which typically involve a decrease in credit risk and lower yields.

The following table presents the amount of commercial, financial, and agricultural loans and loans secured by real estate outstanding at December 31, 2011 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

Loan Maturities

		After One But
(In thousands)	Within One Year	Within Five Years	After Five Years	Total
Commercial, financial, and agricultural	$36,646	$23,425	$33,736	$93,807
Real estate – construction and land development	91,417	22,921	5,651	119,989
Real estate mortgage – residential	57,374	89,605	298,485	445,464
Real estate mortgage – farmland and other commercial enterprises	84,921	142,124	157,286	384,331
Total	$270,358	$278,075	$495,158	$1,043,591

The table below presents the amount of commercial, financial, and agricultural loans and loans secured by real estate outstanding at December 31, 2011 that are due after one year, classified according to sensitivity to changes in interest rates.

Interest Sensitivity

	Fixed	Variable
(In thousands)	Rate	Rate
Due after one but within five years	$227,607	$50,468
Due after five years	110,924	384,234
Total	$338,531	$434,702

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

In general, the allowance for loan losses increases as the level of nonperforming and impaired loans, as a percentage of net loans outstanding, increases. The Company’s allowance for loan loss amount has heavily considered past loan loss experience to estimate current loan losses, and it also considers current trends within the portfolio that may not be indicative of past charge-off levels. Adjustments are made to the allowance for loan losses as needed when such matters are identified.

Although there were signs of further improvements in 2011, economic weaknesses remain as a result of one of the most severe economic declines in recent history which began toward the end of 2007 and early 2008. These economic conditions resulted in significant stress through deterioration in credit quality and collateral values primarily in residential real estate lending. Lower real estate values, increased foreclosures, and high levels of unemployment over a prolonged period have all contributed to the Company’s elevated amounts of nonperforming assets and loan charge-offs. These factors have also resulted in elevated levels of the allowance for loan losses primarily related to residential and commercial real estate lending. Real estate markets, both residential and commercial, remain strained and unemployment rates, despite having ticked downward near the end of 2011, are forecasted to remain high for the foreseeable future. A slowdown in real estate sales activity creates cash flow difficulties for those borrowers in real estate development and related businesses that primarily depend on the sale of real estate. The Company expects the lingering effects of the economic downturn to continue to hinder its efforts to improve asset quality in the short term. The Company works with its loan customers on an individual case-by-case basis in order to maximize loan repayments and does not have a formal loan modification program.

Impaired loans are those in which the Company does not expect to receive full payment under the contractual terms. Impaired loans are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or at the fair value of the collateral taking into consideration estimated costs to sell if the loan is collateral dependent. Collateral values are updated in accordance with policy guidelines by obtaining independent third party appraisals and monitoring sales activity of similar properties in our market area.

At year-end 2011, the Company had $1.9 million in specific reserves related to its impaired loans. Of this total, $1.0 million or 51.8% is attributed to loans secured by residential real estate and $600 thousand or 31.2% relates to real estate loans secured by farmland and other commercial properties. Specific reserves on other impaired loans are made up of relatively small amounts spread over the remaining categories of impaired loans. The largest reserve amount is $294 thousand attributed to a single credit relationship with an outstanding principal amount of $1.6 million in the real estate construction and land development category.

The provision for loan losses was $13.5 million for 2011, a decrease of $3.7 million or 21.7% compared to $17.2 million for 2010. The decrease in the provision for loan losses is attributed mainly to the overall decrease in loans outstanding (net of unearned income) of $121 million or 10.1% at year-end 2011 compared to 2010. Lower nonperforming loans have also had a positive impact on the provision for loan losses. Nonperforming loans were $78.9 million at December 31, 2011, a decrease of $12.1 million or 13.3% for the year. During 2010, nonperforming loans increased $14.6 million or 19.2% to $91.0 million. For additional information about nonperforming loans, refer to the caption “Nonperforming Assets” that follows.

Net loan charge-offs were $14.0 million for 2011, an increase of $2.2 million or 18.6% compared to $11.8 million for 2010. Six credit relationships had an aggregate amount of $7.2 million in charge-offs during 2011, which represents 51.6% of the Company’s total charge-offs. The single largest charge-off in the amount of $2.6 million was secured by a real estate construction project that had previously been identified as impaired and fully reserved for prior to the charge-off. Gross charge-offs and recoveries by loan category are detailed in the table that follows. Net charge-offs as a percentage of average loans were 1.24% for 2011, an increase of 28 basis points compared to .96% for 2010. Although the provision for loan losses was lower in 2011 compared to the year before, the allowance for loan losses as a percentage of outstanding loans (net of unearned income) has increased to 2.64% at December 31, 2011 compared to 2.41% at December 31, 2010. The allowance for loan losses as a percentage of nonperforming loans increased to 35.8% at year-end 2011 compared with 31.6% at year-end 2010. The higher percentage was driven by the overall decline in nonperforming loans.

The relatively low percentage of the allowance for loan losses to nonperforming loans is due in part to the composition of nonperforming loans, where restructured loans make up 24.2% of nonperforming loans outstanding at year-end 2011. The allowance attributed to credits that are restructured with lower interest rates represents the difference in the present value of future cash flows calculated at the loan’s original effective interest rate and the new lower rate. This generally results in a reserve for loan losses that is less severe than for other loans that are collateral dependent.

In addition to the restructured loans, many of the nonaccrual loans outstanding at year-end 2011 have previously been charged-down. These charge-offs have occurred mainly as a result of the Company’s ongoing effort to appropriately value the collateral securing these loans through timely appraisals and evaluating the overall financial condition of the borrower.

The table below summarizes the loan loss experience for the past five years.

Allowance For Loan Losses

Years Ended December 31, (In thousands)	2011	2010	2009	2008	2007
Balance of allowance for loan losses at beginning of year	$28,784	$23,364	$16,828	$14,216	$11,999
Loans charged off:
Commercial, financial, and agricultural	1,023	869	1,618	1,160	618
Real estate-construction and land development	6,732	7,599	4,176	581	9
Real estate mortgage-residential	4,277	1,521	3,247	675	395
Real estate mortgage-farmland and other commercial enterprises	2,767	1,557	2,304	817	258
Installment loans to individuals	544	709	948	953	822
Lease financing	10	135	2,475	356	52
Total loans charged off	15,353	12,390	14,768	4,542	2,154
Recoveries of loans previously charged off:
Commercial, financial, and agricultural	177	181	132	153	186
Real estate-construction and land development	8	2		8	5
Real estate mortgage-residential	189	42	82	53	82
Real estate mortgage-farmland and other commercial enterprises	47	28	34	991	153
Installment loans to individuals	276	286	216	256	260
Lease financing	649	38	72	372	47
Total recoveries	1,346	577	536	1,833	733
Net loans charged off	14,007	11,813	14,232	2,709	1,421
Additions to allowance charged to expense	13,487	17,233	20,768	5,321	3,638
Balance at end of year	$28,264	$28,784	$23,364	$16,828	$14,216
Average loans net of unearned income	$1,130,273	$1,236,202	$1,306,800	$1,302,394	$1,250,423
Ratio of net charge-offs during year to average loans, net of unearned income	1.24%	.96%	1.09%	.21%	.11%

The following table presents an estimate of the allocation of the allowance for loan losses by type for the date indicated. Although specific allocations exist, the entire allowance is available to absorb losses in any particular category.

December 31, (In thousands)	2011		2010		2009		2008		2007
	Amount	% of Respective Loan Category	Amount	% of Respective Loan Category	Amount	% of Respective Loan Category	Amount	% of Respective Loan Category	Amount	% of Respective Loan Category
Commercial, financial, and agricultural	$3,268	3.48%	$2,876	2.64%	$3,914	3.41%	$1,992	1.71%	$2,315	1.70%
Real estate – construction and land development	6,089	5.07	10,367	6.72	9,806	4.63	5,065	1.94	3,902	1.53
Real estate mortgage – residential	11,111	2.49	10,017	2.13	4,749	1.00	3,337	.74	3,146	.76
Real estate mortgage – farmland and other commercial enterprises	6,338	1.65	4,143	1.00	3,252	.79	3,300	.81	2,347	.58
Installment loans to individuals	1,218	5.70	997	3.49	1,005	2.77	2,333	5.24	1,975	3.84
Lease financing	240	3.36	384	2.57	638	2.63	801	2.94	531	1.75
Total	$28,264	2.64%	$28,784	2.41%	$23,364	1.84%	$16,828	1.28%	$14,216	1.10%

In addition to the discussion above relating to lending activities, additional information concerning the Company’s asset quality is discussed under the caption “Nonperforming Assets” which follows and “Investment Securities” beginning on page 62.

Nonperforming Assets
The Company’s nonperforming assets are made up of nonperforming loans, other real estate owned, and other foreclosed assets. Nonperforming loans consist of nonaccrual loans, restructured loans, and loans 90 days or more past due and still accruing interest.  In general, the accrual of interest on loans is discontinued when it is determined that the collection of interest or principal is doubtful, or when a default of interest or principal has existed for 90 days or more, unless such loan is well secured and in the process of collection. Restructured loans occur when a lender, because of economic or legal reasons related to a borrower’s financial difficulty, grants a concession to the borrower that it would not otherwise consider. Restructured loans typically include a reduction of the stated interest rate or an extension of the maturity date, among other possible concessions. Each of the Company’s restructured loans involved rate concessions at the time of restructuring.

Nonperforming assets decreased $4.5 million or 3.7% to $117 million at December 31, 2011 compared to $122 million at December 31, 2010. Nonperforming assets increased sharply during 2009 and remain elevated mainly as a result of ongoing weaknesses in the overall economy that continue to strain the Company and many of its customers. Nonperforming assets, including nonperforming loans, peaked at $135 million during the first quarter of 2010, but decreased in each of the last two quarters of 2011.

Nonperforming assets by category are presented in the table below for the dates indicated.

December 31, (In thousands)	2011	2010	2009	2008	2007
Loans accounted for on nonaccrual basis	$59,755	$53,971	$56,630	$21,545	$18,073
Loans past due 90 days or more and still accruing	1	42	1,807	3,913	2,977
Restructured loans	19,125	36,978	17,911
Total nonperforming loans	78,881	90,991	76,348	25,458	21,050
Other real estate owned	38,157	30,545	31,232	14,446	6,044
Other foreclosed assets	36	34	38	47	66
Total nonperforming assets	$117,074	$121,570	$107,618	$39,951	$27,160

Additional details for nonperforming loans were as follows at year-end 2011 and 2010:

Nonperforming Loans
December 31, (In thousands)	2011	2010
Nonaccrual Loans
Commercial, financial, and agriculture	$386	$658
Real estate-construction and land development	30,744	35,893
Real estate mortgage-residential	14,578	10,728
Real estate mortgage-farmland and other commercial enterprises	13,831	6,528
Installment	92	114
Lease financing	124	50
Total nonaccrual loans	$59,755	$53,971

Restructured Loans
Real estate-construction and land development	$6,207	$16,793
Real estate mortgage-residential	4,894	9,147
Real estate mortgage-farmland and other commercial enterprises	8,024	11,038
Total restructured loans	$19,125	$36,978

Past Due 90 Days or More and Still Accruing
Real estate mortgage-residential		$28
Installment	$1	5
Lease financing		9
Total past due 90 days or more and still accruing	$1	$42

Total nonperforming loans	$78,881	$90,991

Ratio of total nonperforming loans to total loans (net of unearned income)	7.4%	7.6%

Nonaccrual loans make up the largest component of nonperforming assets. These loans were $59.8 million at December 31, 2011, an increase of $5.8 million or 10.7% compared to $54.0 million at year-end 2010. The net increase in nonaccrual loans was driven by four larger-balance credits totaling $10.6 million added during 2011. Two of these credits totaling $6.6 million are secured by commercial real estate properties and two credits in the amount of $4.0 represent previously restructured real estate construction projects.

Restructured loans decreased by an aggregate amount of $17.9 million during 2011. The overall decline in restructured loans is attributed to a combination of principal repayments or the reclassification to either nonaccrual status or other real estate owned, net of any related charge-offs. There were a relatively few number of new credits restructured during 2011. There were four larger-balance restructured credits at year-end 2010 that were subsequently reclassified to nonaccrual loans during 2011. These loans had a total outstanding balance of $6.9 million at year-end 2011 after related charge-offs of $2.6 million on one of these credits. Each of the four credits is secured by real estate construction projects. There were two credits previously classified as restructured with an outstanding amount of $2.9 million at year-end 2010 where the property securing the loans was repossessed by the Company during 2011. At year-end 2011, these two foreclosed properties had a carrying amount of $2.4 million

The Company gives careful consideration to identifying which of its challenged credits merit a restructuring of terms that it believes will result in maximum loan repayments and mitigate possible losses. Cash flow projections are carefully scrutinized prior to restructuring any credits; past due credits are typically not granted concessions. From time to time the Company may modify a customer’s loan, but such modifications do not meet the criteria for classification of restructured troubled debt.  The primary reasons for such modifications are:

•	repricing a loan to a current market rate of interest to a borrower with good credit and adequate collateral value in order to retain the customer,
•
changing the payment frequency from monthly to quarterly, semi-annually, or annually where the loan is performing, the borrower has good credit and adequate collateral value and the Company believes valid reasons exist for the change, or

•
extending the interest only payment period of a performing loan where the borrower has good credit and adequate collateral value in instances where a project may still be in a phase of development or leasing-up, and where the Company believes completion will occur in the near future, or such extension is otherwise in the Company’s best interest.

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

The table below sets forth on an aggregate basis at December 31, 2011, the types of non-troubled debt restructurings by loan type, number of loans, average loan balance and modification type:

# of Loans	Loan Type	Average Loan Balance (in thousands)	Range of Loan Balances (in thousands)	Modification Type
2	Commercial, financial and agricultural	$9	$1 - $16	changed to more frequent repayments
25	Commercial, financial and agricultural	98	1 - 1,000	lowered interest rate to market rate to retain loan
3	Installment loan	43	2 - 124	changed to more frequent repayments
18	Installment loan	16	0 - 64	lowered interest rate to market rate to retain loan
2	Real estate mortgage – farmland and other commercial enterprises	28	1 - 55	changed to more frequent repayments
40	Real estate mortgage – farmland and other commercial enterprises	598	1 – 3,036	lowered interest rate to market rate to retain loan
17	Real estate mortgage - residential	102	29 - 138	changed to more frequent repayments (in six cases lowered interest rate to market rate to retain loan)
66	Real estate mortgage - residential	187	1 – 4,994	lowered interest rate to market to retain loan (in one case increased payment frequency)
9	Real estate – construction and land development	130	12 - 586	lowered interest rate to market rate to retain loan

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

Other real estate owned (“OREO”) includes real estate properties acquired by the Company through foreclosure. At year-end 2011, OREO was $38.2 million, an increase of $7.6 million or 24.9% compared to $30.5 million at year-end 2010. Real estate properties totaling $26.6 million were transferred into OREO during 2011, offset primarily by sales and write-downs of OREO totaling $13.5 million and $5.4 million, respectively. The $26.6 million amount transferred into OREO during 2011 was led by real estate securing twelve credit relationships totaling $17.7 million, which includes seven separate credits totaling $8.1 million classified as nonaccrual at year-end 2010, three credits totaling $5.8 million that were performing, and two totaling $3.4 million that were previously classified as restructured. The Company sold six larger-balance repossessed properties in 2011 which reduced the amount of OREO by $5.3 million and recorded impairment charges of $5.4 million. The amount of write-down on OREO includes $2.8 million during the third quarter related to one larger-balance property that resulted in a carrying value of $1.9 million subsequent to the impairment charge.

The Company’s comprehensive risk-grading and loan review program includes a review of loans to assess risk and assign a grade to those loans, a review of delinquencies, and an assessment of loans for needed charge-offs or placement on nonaccrual status. The Company had loans in the amount of $125 million and $127 million at year-end 2011 and year-end 2010, respectively, which were performing but considered potential problem loans and are not included in the nonperforming loan totals in the table above. These loans, however, are considered in establishing an appropriate allowance for loan losses. The balance outstanding for potential problem credits is mainly a result of ongoing weaknesses in the overall economy that continue to strain the Company and many of its customers, particularly real estate development lending. Potential problem loans include a variety of borrowers and are secured primarily by real estate. At December 31, 2011 the five largest potential problem credits were $33.6 million in the aggregate compared to $35.9 million at year-end 2010 and secured by various types of real estate including commercial, construction properties, and residential real estate development.

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

Deposits
The Company’s primary source of funding for its lending and investment activities results from its customer deposits, which consist of noninterest and interest bearing demand, savings, and time deposits. On December 31, 2011 total deposits were $1.4 billion, a decrease of $28.5 million or 1.9% compared to year-end 2010.  Noninterest bearing deposits increased $17.4 million or 8.4% in the comparison, but were offset by a $45.9 million or 3.7% decrease related to interest bearing deposits. The decrease in interest bearing deposits was driven by lower time deposits outstanding of $66.2 million or 9.3%. The decrease in time deposits is due to the maturity structure of the portfolio, the overall liquidity position of the Company, and lower market interest rates. The Company’s liquidity position has enabled it to lower its cost of funds by allowing higher-rate certificates of deposit to mature without renewal or to reprice at lower interest rates. Time deposits in excess of $100 thousand in outstanding balances make up $23.9 million of the overall decline in interest bearing deposits.

On an average basis, total deposits were $1.5 billion for 2011, a decrease of $92.2 million or 6.0% compared to 2010. Average noninterest bearing deposits were up $7.0 million or 3.3%, offset by lower interest bearing deposits of $99.2 million or 7.4%. Average time deposits decreased $120 million or 14.9%. As previously discussed, the downward trend in time deposits outstanding is attributed mainly to the maturity structure of the deposit portfolio and the Company’s comprehensive strategy to increase its net interest margin and improve overall profitability. The Company’s liquidity position has enabled it to lower its cost of funds by more aggressively repricing higher-rate maturing certificates of deposit downward in an overall lower interest rate environment or by allowing them to mature without renewing. Rate offerings on new deposits have also had an overall decline due to the low rate environment. The Company has not sought out or accepted brokered deposits in the past nor does it have plans to do so in the future.

A summary of average balances for deposits by type and the related weighted average rates paid are as follows for the periods presented:

Years Ended December 31,	2011		2010		2009
(In thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest bearing demand	$217,357		$210,367		$226,648

Interest bearing demand	258,244	.14%	258,674	.18%	247,235	.29%
Savings	293,526	.41	272,080	.61	256,063	.77
Time	687,517	1.88	807,730	2.51	902,066	3.38
Total Interest Bearing	1,239,287	1.17	1,338,484	1.67	1,405,364	2.36

Total	$1,456,644	.99%	$1,548,851	1.44%	$1,632,012	2.03%

Maturities of time deposits of $100,000 or more outstanding at December 31, 2011 are summarized as follows.

(In thousands)	Amount
3 months or less	$39,802
Over 3 through 6 months	42,320
Over 6 through 12 months	52,643
Over 12 months	82,824
Total	$217,589

Short-term Borrowings
Short-term borrowings consist primarily of federal funds purchased and securities sold under agreements to repurchase with year-end balances outstanding of $27.0 million, $47.0 million, and $46.9 million for 2011, 2010, and 2009, respectively. Such borrowings are generally on an overnight basis. Other short-term borrowings consist of demand notes issued to the U.S. Treasury under the treasury tax and loan note option account totaling $420 thousand and $274 thousand for 2010 and 2009, respectively. A summary of short-term borrowings is as follows:

(In thousands)	2011	2010	2009
Amount outstanding at year-end	$27,022	$47,409	$47,215
Maximum outstanding at any month-end	72,810	76,848	105,844
Average outstanding	38,043	46,483	62,946
Weighted average rate at year-end	.53%	.56%	.79%
Weighted average rate during the year	.50	. 70	.72

Long-term Borrowings
The Company’s long-term borrowings consist mainly of securities sold under agreements to repurchase, FHLB advances, and subordinated notes payable to unconsolidated trusts. Long-term securities sold under agreements to repurchase represent obligations related to the Company’s 2007 balance sheet leverage transaction. In this transaction, the Company borrowed $200 million through multiple fixed rate repurchase agreements and used the proceeds to purchase fixed rate GNMA bonds that are pledged as collateral. The Company is required to secure the borrowed funds by GNMA bonds that are valued at 106% of the outstanding principal balance of the borrowings. At December 31, 2011, the amount outstanding under long-term repurchase agreements was $150 million with a weighted average interest rate of 3.96%. Remaining maturities are $50.0 million which is due in November 2012 and the final $100 million is due in November 2017. At year-end 2011, $100 million of the borrowings are putable quarterly and the remaining $50.0 million is putable quarterly beginning in the fourth quarter of 2012.

FHLB advances to the Company’s subsidiary banks are secured by restricted holdings of FHLB stock that participating banks are required to own as well as certain mortgage loans as required by the FHLB. Such advances are made pursuant to several different credit programs which have their own interest rates and range of maturities. Interest rates on FHLB advances are generally fixed and range between 2.60% and 6.90%, with a weighted average rate of 4.14%.  Remaining maturities of FHLB advances extend over multiple time periods through 2020, with a weighted average remaining term of 3.4 years. Long-term fixed rate advances from the FHLB totaling $10.0 million are convertible to a floating interest rate. These advances may convert to a floating interest rate, indexed to the three-month LIBOR, only if LIBOR equals or exceeds 7%. At year-end 2011, the three-month LIBOR was .58%, up from .30% at year-end 2010. FHLB advances are generally used to increase the Company’s lending activities and to aid the efforts of asset and liability management by utilizing various repayment options offered by the FHLB. Long-term advances from the FHLB totaled $40.7 million at December 31, 2011, a decrease of $12.5 million or 23.4% compared to $53.2 million at December 31, 2010.

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

The Trusts used the proceeds from the sale of preferred securities, plus capital of $1.5 million contributed by the Company to establish the trusts, to purchase the Company’s subordinated notes in amounts and bearing terms that parallel the amounts and terms of the respective preferred securities. The subordinated notes of Trusts I and II mature in 2035 and bear a floating interest rate at current three-month LIBOR plus 150 basis points on a $10.3 million portion of the total and at current three-month LIBOR plus 165 basis points on a $15.5 million portion. The subordinated notes of Trust III in the amount of $23.2 million mature in 2037 and bear a fixed interest rate through November 2012 of 6.60% and then convert to floating thereafter at three-month LIBOR plus 132 basis points. Interest on each of the notes is payable quarterly.

The subordinated notes of Trusts I and II became redeemable in whole or in part, without penalty, at the Company’s option during 2010. The subordinated notes of Trust III are redeemable in whole or in part, without penalty, at the Company’s option on or after November 1, 2012. The subordinated notes are junior in right of payment of all present and future senior indebtedness of the Company. At December 31, 2011, the aggregate balance of the subordinated notes payable to the Trusts was $49.0 million. The weighted average interest rate in effect as of the last determination date in 2011 and 2010 was 4.16% and 4.11%, respectively.

Contractual Obligations
The Company’s contractual obligations to make future payments as of December 31, 2011 are as follows:

	Payments Due by Period
Contractual Obligations (In thousands)	Total	One Year or Less	One to Three Years	Three to Five Years	More Than Five Years
Time deposits	$647,669	$408,563	$191,967	$37,675	$9,464
Long-term FHLB debt	40,694	11,225	10,046		19,423
Subordinated notes payable	48,970				48,970
Long-term securities sold under agreements to repurchase	150,000	50,000			100,000
Unfunded postretirement benefit obligations	5,386	395	852	945	3,194
Operating leases	2,257	367	675	523	692
Total	$894,976	$470,550	$203,540	$39,143	$181,743

Long-term FHLB debt represents FHLB advances pursuant to several different credit programs. Long-term FHLB debt, subordinated notes payable, and securities sold under agreements to repurchase are more fully described under the caption “Long-Term Borrowings” above and in Note 8 of the Company’s 2011 audited consolidated financial statements. Payments for borrowings in the table above do not include interest. Postretirement benefit obligations are actuarially determined and estimated based on various assumptions with payouts projected over the next ten years. Estimates can vary significantly each year due to changes in significant assumptions. Operating leases include standard business equipment used in the Company’s day-to-day business as well as the lease of certain branch sites. Operating lease terms generally range from one to five years, with the ability to extend certain branch site leases at the Company’s option. Payments related to leases are based on actual payments specified in the underlying contracts.

Guarantees
During 2007, the Parent Company entered into a guarantee agreement whereby it agreed to become unconditionally and irrevocably the guarantor of the obligations of its bank subsidiaries in connection with the $200 million balance sheet leverage transaction. The amount of borrowings outstanding guaranteed by the Parent Company at December 31, 2011 was $150 million, with remaining maturity dates ranging from one to six years. The $150 million outstanding borrowings are secured by GNMA bonds held by the Parent Company’s subsidiary banks valued at 106% of the outstanding borrowings or $159 million. Should any of the subsidiary banks default on its borrowings under the agreement, the GNMA bonds securing the borrowings would be liquidated to satisfy amounts due. If the value of the GNMA bonds fall below the obligation under the contract, the Parent Company is obligated to cover any such shortfall in absence of the subsidiary banks ability to do so. The Parent Company believes its subsidiary banks are fully capable of fulfilling their obligations under the borrowing arrangement and that the Parent Company will not be required to make any payments under the guarantee agreement.

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

The Company uses a simulation model as a tool to monitor and evaluate interest rate risk exposure. The model is designed to measure the sensitivity of net interest income and net income to changing interest rates over future periods. Forecasting net interest income and its sensitivity to changes in interest rates requires the Company to make assumptions about the volume and characteristics of many attributes, including assumptions relating to the replacement of maturing earning assets and liabilities. Other assumptions include, but are not limited to, projected prepayments, projected new volume, and the predicted relationship between changes in market interest rates and changes in customer account balances. These effects are combined with the Company’s estimate of the most likely rate environment to produce a forecast for the next twelve months. The forecasted results are then compared to the effect of a gradual 200 basis point increase and decrease in market interest rates on the Company’s net interest income and net income. Because assumptions are inherently uncertain, the model cannot precisely estimate net interest income and net income or the effect of interest rate changes on net interest income and net income. Actual results could differ significantly from simulated results.

At December 31, 2011, the model indicated that if rates were to gradually increase by 200 basis points over the next twelve months, then net interest income (TE) and net income would increase 1.8% and 9.0%, respectively, compared to forecasted results. The model indicated that if rates were to gradually decrease by 200 basis points over the next twelve months, then net interest income (TE) and net income would decrease 2.2% and 9.1%, respectively, compared to forecasted results.

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

The Company's objective as it relates to liquidity is to ensure that its subsidiary banks have funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability. In order to maintain a proper level of liquidity, the subsidiary banks have several sources of funds available on a daily basis that can be used for liquidity purposes. For assets, those sources of funds include liquid assets that are readily marketable or that can be pledged, or which mature in the near future. These assets primarily include cash and due from banks, federal funds sold, and cash flow generated by the repayment of principal and interest on loans and investment securities. For liabilities, sources of funds primarily include the subsidiary banks' core deposits, FHLB and other borrowings, and federal funds purchased and securities sold under agreements to repurchase. While maturities and scheduled amortization of loans and investment securities are generally a predictable source of funds, deposit outflows and mortgage prepayments are influenced significantly by general interest rates, economic conditions, and competition in our local markets.

The Company uses a liquidity ratio to help measure its ability to meet its cash flow needs. This ratio is monitored by ALCO at both the bank and consolidated level. The liquidity ratio is based on current and projected levels of sources and uses of funds. This measure is useful in analyzing cash needs and formulating strategies to achieve desired results. For example, a low liquidity ratio could indicate that the Company’s ability to fund loans might become more difficult. A high liquidity ratio could indicate that the Company may have a disproportionate amount of funds in low yielding assets, which is more likely to occur during periods of sluggish loan demand or economic difficulties. The Company’s liquidity position, as measured by its liquidity ratio, was higher at 2011 compared to year-end 2010 and is within ALCO guidelines. The Company’s high liquidity ratio is mainly as a result of a declining loan portfolio; as loans have paid down, payments have been reinvested more in investments securities or other temporary investments due to a decrease in high quality loan demand. The Company has also taken a more cautious lending strategy while it continues to work through a high level of nonperforming assets in an economic environment that remains challenging.

As of December 31, 2011, the Company had $187 million of additional borrowing capacity under various FHLB, federal funds, and other borrowing agreements. However, there is no guarantee that these sources of funds will continue to be available to the Company, or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in the Company’s liquidity from these sources. The Company’s borrowing capacity increased $71.3 million or 61.6% since year-end 2010 primarily as a result of one of the Company’s subsidiary banks initial approval during the first quarter of 2011 by the Federal Reserve to borrow on a short-term basis up to $70 million through its Discount Window program.

The Company’s bank subsidiaries previously had an aggregate borrowing capacity of $20 million in short-term unsecured federal funds through a long-standing relationship with a large multi-national financial services firm (“Upstream Correspondent”). Due to changes by the Upstream Correspondent in its business practices and risk tolerances, the Company moved a substantial portion of its check clearing process from the Upstream Correspondent to another large multi-national financial services firm during 2010. The Upstream Correspondent also began to end business relationships that it determined no longer meet its tighter risk metrics. The relationship between the Company and the Upstream Correspondent was further affected by the competition for a long-term customer of the Company. As a result, the Company and the Upstream Correspondent were unable to agree on the terms concerning their ongoing short-term borrowing arrangement; therefore, the Company’s ability to borrow via short-term unsecured federal funds from the Upstream Correspondent ended on September 30, 2011.

The Company entered into agreements during the third quarter of 2011 to replace the previous arrangement with the Upstream Correspondent as described above. The new arrangements allow the Company to borrow up to $17.5 million in short-term federal funds from two separate commercial banks. Of the total amount, $15.0 million is available on a secured basis and $2.5 million is unsecured. The average amount outstanding on short-term federal funds borrowings was $38 thousand for 2011 and $152 thousand for 2010.

Liquidity at the Parent Company level is primarily affected by the receipt of dividends from its subsidiary banks (see Note 17 “Regulatory Matters” of the Company’s 2011 audited consolidated financial statements), cash balances maintained, short-term investments, and borrowings from nonaffiliated sources. Payment of dividends by the Company’s subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. In addition, Farmers Bank, United Bank, and Citizens Northern each must obtain regulatory approval to declare or pay dividends to the Parent Company as a result of increased capital required in connection with prior regulatory exams. Capital ratios at each of the Company’s four subsidiary banks exceed regulatory established “well-capitalized” status at December 31, 2011 under the prompt corrective action regulatory framework; however, Farmers Bank, United Bank, and Citizens Northern are required to maintain capital ratios at higher levels as outlined in their regulatory agreements.

The Parent Company’s primary uses of cash include the payment of dividends to its common and preferred shareholders, injecting capital into subsidiaries, interest expense on borrowings, and the payment of general operating expenses. Due to its agreement with regulators, dividend payments on the Parent Company’s common and preferred stock and interest payments on its trust preferred borrowings must have regulatory approval before being paid. While regulatory agencies have so far granted approval to all of the Company’s requests to make interest payments on its trust preferred securities and dividends on its preferred stock, the Company has not (based on the assessment by Company management of both the Company’s capital position and the earnings of its subsidiaries) sought regulatory approval for the payment of common stock dividends since the fourth quarter of 2009.  Moreover, the Company will not pay any such dividend on its common stock in any subsequent quarter until the regulator’s assessment of the earnings of the Company’s subsidiaries, and the Company’s assessment of its capital position, both yield the conclusion that the payment of a Company common stock dividend is warranted. Reference is made to Note 17 “Regulatory Matters” of the Company’s 2011 audited consolidated financial statements, Item 1A “Risk Factors” of this Form 10-K, and the heading “Capital Resources” below for additional information on the Company’s restrictions and requirements related to the payment of interest and dividends.

The Parent Company had cash and cash equivalents of $18.4 million at December 31, 2011, an increase of $2.1 million or 13.0% from $16.2 million at year-end 2010. Significant cash receipts of the Parent Company during 2011 include $4.5 million in dividends from First Citizens, management fees from subsidiaries of $3.4 million, and $2.2 million proceeds from the liquidation of company-owned life insurance at the Parent Company. Significant cash payments by the Parent Company include $4.0 million additional capital investment in United Bank, salaries, payroll taxes, and employee benefits of $2.2 million, interest expense on borrowed funds of $2.0 million, and $1.5 million for the payment of dividends on preferred stock. The Parent Company may fund any additional external capital requirements of any of its banking subsidiaries from future public or private sales of securities at an appropriate time or from existing resources of the Company, although the Parent Company is currently under no directive by its regulators to raise any additional capital.

Liquid assets consist of cash, cash equivalents, and available for sale investment securities.  At December 31, 2011, consolidated liquid assets were $692 million, an increase of $65.9 million or 10.5% from year-end 2010.  The increase in liquid assets was made up by higher available for sale investment securities of $154 million or 34.6% partially offset by lower cash and cash equivalents of $87.7 million or 48.2%. Liquid assets remain elevated mainly as a result of the Company’s overall net funding position, which has been influenced by a strategy that included realigning the balance sheet and reducing its overall size while managing a high level of nonperforming assets. The overall funding position of the Company changes as loan demand, deposit levels, and other sources and uses of funds fluctuate.

Net cash provided by operating activities was $28.1 million for 2011, unchanged compared to 2010. Net cash used in investing activities was $53.0 million for 2011 compared to net cash inflows of $172 million for 2010. The $225 million change in net cash flows in the comparison is mainly due to $250 million related to investment securities partially offset by net cash inflows related to loan activity of $30.2 million. These cash flow activities correlate to the overall increase in investment securities and decrease in outstanding loan balances. In addition, the Company received the remaining proceeds from the liquidation of the Parent Company’s investment in company-owned life insurance of $2.2 million in the first quarter of 2011, a decrease of $6.3 million compared with $8.6 million in the first quarter of 2010 when the Company initiated this transaction.

Net cash used in financing activities was $62.8 million for 2011, a decrease of $174 million compared to $236 million for 2010. Net cash flows used in financing activities declined in the comparison due mainly to deposit activity. For 2011, net deposits decreased $28.5 million or 1.9%; in 2010, net deposits decreased $170 million or 10.4%. The decline in deposits in 2010 was significantly greater than for 2011 as the Company more aggressively sought to lower its cost of funds by allowing higher-rate certificates of deposit to mature or to reprice at lower interest rates similar to its other types of deposits. Net cash outflows related to short and long-term borrowings represent principal repayment activity and were $32.9 million in 2011, a decrease of $31.6 million or 49.0% compared to $64.5 million for 2010.

Information relating to off-balance sheet arrangements is disclosed in Note 14 of the Company’s 2011 audited consolidated financial statements. These transactions are entered into in the ordinary course of providing traditional banking services and are considered in managing the Company’s liquidity position. The Company does not expect these commitments to significantly affect the liquidity position in future periods. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options, or similar instruments.

CAPITAL RESOURCES

Company

Shareholders’ equity was $157 million at December 31, 2011 compared to $150 million at year-end 2010. This represents an increase of $7.2 million or 4.8% from year-end 2010 and is attributed mainly to other comprehensive income of $5.7 million. Other comprehensive income includes a $6.7 million increase in the unrealized gain (net of tax) on available for sale securities partially offset by the impact of an increase in the unfunded portion of postretirement benefits obligations of $928 thousand (net of tax). Net income, less preferred stock dividends and related accretion, added $842 thousand to shareholders’ equity.

Although the Parent Company is currently under no directive by its regulators to raise any additional capital, the Company filed a registration statement on Form S-3 with the SEC that became effective on October 19, 2009. As part of that filing, equity securities of the Company of up to a maximum aggregate offering price of $70 million could be offered for sale in one or more public or private offerings at an appropriate time.  The Company periodically evaluates potential capital raising scenarios and could seek an equity offering in the future. However, no determination has been made as to if or when a capital raise will be completed. Net proceeds from a potential sale of securities under the registration statement could be used for any corporate purpose determined by the Company’s board of directors.

At December 31, 2011 the Company’s tangible capital ratio was 8.22%, up 65 basis points compared to 7.57% at year-end 2010. The tangible capital ratio is defined as tangible equity as a percentage of tangible assets and excludes intangible assets. Tangible common equity to tangible assets, which further excludes outstanding preferred stock, was 6.67% at December 31, 2011, an increase of 58 basis points compared to 6.09% at year-end 2010.

Consistent with the objective of operating a sound financial organization, the Company’s goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios as of December 31, 2011 and the regulatory minimums are as follows.

	Farmers Capital Bank Corporation	Regulatory Minimum
Tier 1 Risk-based Capital1	16.68%	4.00%
Total Risk-based Capital1	17.95	8.00
Tier 1 Leverage Capital2	9.99	4.00

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

2	Tier 1 Leverage ratio is computed by dividing a bank’s Tier 1 Capital, as defined by regulation, by its total quarterly average assets.

The table below represents an analysis of dividend payout ratios and equity to asset ratios for the previous five years.

Years Ended December 31,	2011	2010	2009	2008	2007
Percentage of common dividends declared to net income	N/A	N/A	N/M	220.96%	64.52%
Percentage of average shareholders’ equity to average total assets	7.95%	7.24%	8.72%	7.86	9.33

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

Subsidiary Banks

The Company’s subsidiary banks are subject to capital-based regulatory requirements which place banks in one of five categories based upon their capital levels and other supervisory criteria.  These five categories are: (1) well-capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized.  To be well-capitalized, a bank must have a Tier 1 Leverage ratio of at least 5% and a Total Risk-based Capital ratio of at least 10%. As of December 31, 2011, the Company’s four subsidiary banks had the following capital ratios for regulatory purposes:

	Tier 1 Leverage Capital Ratio	Total Risk-based Capital Ratio

Farmers Bank	9.47%	18.84%
United Bank	8.44	14.79
First Citizens	8.93	14.21
Citizens Northern	8.48	13.49

Three of the Company’s subsidiary banks, due to recent regulatory exams, are required to maintain capital ratios in excess of the well-capitalized level under the prompt corrective action framework. The capital levels required for these three banks and other requirements related to the applicable regulatory exam are discussed below.

Farmers Bank.  In November of 2009, the KDFI and FRB St. Louis entered into a Memorandum with Farmers Bank.  The Memorandum requires that Farmers Bank obtain written consent prior to declaring or paying the Parent Company a cash dividend and to achieve and maintain a Tier 1 Leverage ratio of 8.0% by June 30, 2010.  The Parent Company injected from its reserves $11 million in capital into Farmers Bank during 2009 subsequent to the Memorandum.

At June 30, 2010, Farmers Bank had a Tier 1 Leverage ratio of 7.98% and a Total Risk-based Capital ratio of 15.78%. Subsequent to June 30, 2010, the Parent Company injected into Farmers Bank an additional $200 thousand in capital in order to raise its Tier 1 Leverage ratio to 8.0% to comply with the Memorandum. At December 31, 2011, Farmers Bank had a Tier 1 Leverage ratio of 9.47% and a Total Risk-based Capital ratio of 18.84%.

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

Following is a summary of the activity during 2011 of substandard loans that meet the reporting requirements included in the Memorandum.

Substandard Loans
(Dollars in thousands)		Activity During 2011
December 31, 2010		Increases		Decreases				December 31, 2011
Number of Credits	Balance	Additional Credit/New Classifications	Number of New Credits	Principal Payments	Charge Off’s	Transfers to OREO	Other1	Balance	Number of Credits

29	$41,872	$12,450	6	$5,557	$3,439	$8,798	$1,749	$34,779	27

1Represents amounts that are no longer classified as substandard.

At December 31, 2011 Farmers Bank had 27 credit relationships with an aggregate outstanding balance of $34.8 million that meet the risk identification criteria established in the Memorandum. The aggregate amount of substandard loans outstanding at December 31, 2011 that meet the reporting criteria is below the target level established by Farmers Bank resulting from the Memorandum. Target levels are established based on projections of individual substandard loan amounts and will fluctuate depending on the actual amount of newly classified loans, principal reductions, or repossession activity.

United Bank.  In November of 2009, the Federal Deposit Insurance Corporation (“FDIC”) and United Bank entered into a Cease and Desist Order (“C&D”) primarily as a result of its level of nonperforming assets.  The C&D was terminated in December 2011 coincident with the issuance of a Consent Order (“Consent Order”) entered into between the parties. The Consent Order is substantially the same as the C&D, with the primary exception being that United Bank must achieve and maintain a Tier 1 Leverage ratio of 9.0% and a Total Risk-based Capital ratio of 13% no later than March 31, 2012.   At December 31, 2011, United Bank had a Tier 1 Leverage ratio of 8.44% and a Total Risk-based Capital ratio of 14.79%. Based on current estimates, the Parent Company has adequate cash levels as of December 31, 2011 to inject additional capital into United Bank, if determined necessary, for it to meet the higher minimum Tier 1 Leverage ratio requirement at March 31, 2012. The Parent Company has injected from its reserves $12.4 million of capital into United Bank since 2009.

Additionally, the Consent Order requires United Bank to:

•
continue to retain qualified management, assessed on its ability to comply with the Consent Order, operate the bank in a safe and sound manner, comply with applicable laws, rules and regulations, and restore the bank to a safe and sound condition;

•	not add directors or senior executive officers without prior approval of the FDIC and KDFI;
•
within 30 days written notice from the FDIC or KDFI of its inability to meet capital levels required in the Consent Order, develop, adopt, and implement a written contingency plan to sell or merge itself into another federally insured financial institution or otherwise recapitalize the bank through the adoption and implementation of a plan for the sale of new securities of the bank;

•
comply with certain disclosure guidelines in connection with selling any securities by the bank to raise capital (the Company and United Bank do not currently have plans to sell securities of United Bank to raise capital);

•
charge off any asset which was classified as a “Loss” by the FDIC and KDFI in their most recent examination and upon any other asset being identified as “Loss” under the banks loan review and grading system or subsequent regulatory examination or visitation;

•
not extend additional credit for any borrower obligated on any extension of credit that has been charged off (or classified as a “Loss” in the most recent examination or any subsequent examination or visitation), so long as the credit remains uncollected;

•
not extend additional credit for any borrower whose loan or other credit has been classified “Substandard” or “Doubtful” (or is listed as “Special Mention” by regulators in the most recent exam or any subsequent examination or visitation), and is uncollected, unless the bank’s board of directors makes special determinations that extending such credit is in the bank’s best interest;

•
adopt, implement and adhere to a plan to reduce its risk position in each borrower relationship in excess of $1,000,000 which is more than thirty days delinquent or classified as “Substandard” or “Doubtful” by regulators in the most recent examination or subsequent examination or visitation.  Such plan is required to be submitted to the FDIC and KDFI and include a prohibition on extending credit to pay interest absent specific board determinations that such is in United Bank’s best interest, establish target levels to which  the bank shall reduce delinquencies and classified assets within given time permits and provide for monthly reporting to United Bank’s board of directors on progress of the plan;

•
continue its practice of maintaining a written contingency funding plan (and revise as necessary to address current liquidity conditions) which must be submitted to the FDIC and KDFI and on each Friday the bank must submit to the FDIC and KDFI a liquidity analysis report;

•	not declare or pay dividends without the prior written consent of the FDIC and KDFI;
•	prior to submission of its quarterly call reports, have its board of directors review its allowance for loan and lease losses (“ALLL”), provide an adequate ALLL and accurately report the ALLL;
•
continue its practice of adopting, implementing and adhering to a written profit plan and comprehensive budget for 2012 and each succeeding year, which must be submitted to the FDIC and KDFI for review and comment and include realistic and comprehensive budgets and review processes by both management and bank’s the board of directors;

•
continue to implement (and revise as necessary to meet current conditions) its writtent plan to manage concentrations of credit that were identified by regulators in their most recent examination, which must provide for procedures for measurement and monitoring of concentrations of credit and a limit on concentrations commensurate with the bank’s capital position, safe and sound banking practices, and overall risk profile;

•
eliminate and/or correct all violations of laws, rules and regulations identified by the regulators in their most recent examination and adopt adequate policies and procedures to assure future compliance;

•
continue its practice of having procedures for managing its sensitivity to interest rate risk (and revise as necessary to address current conditions), take necessary steps to adequately address the interest rate risk model concerns identified in the most recent examination, and submit revisions to the interest rate risk policy to the FDIC and KDFI; and

•
the board of directors maintain a program to provide for monitoring the bank’s compliance with the Consent Order and on a quarterly basis United Bank’s directors are required to sign a progress report to be furnished to the FDIC and KDFI detailing actions taken by the bank to secure compliance with the Consent Order.

Following is a summary of the activity during 2011 of substandard loans that meet the reporting requirements included in the Consent Order.

Substandard Loans
(Dollars in thousands)		Activity During 2011
December 31, 2010		Increases		Decreases				December 31, 2011
Number of Credits	Balance	Additional Credit/New Classifications	Number of New Credits	Principal Payments	Charge Off’s	Transfers to OREO	Other1	Balance	Number of Credits

26	$57,204	$31,825	8	$7,753	$6,474	$8,710	$3,435	$62,657	27

1	Represents amounts that are no longer classified as substandard.

At December 31, 2011 United Bank had 27 credit relationships with an aggregate outstanding balance of $62.7 million that meet the risk identification criteria established in the Consent Order. The aggregate amount of substandard loans outstanding at December 31, 2011 that meet the reporting criteria is below the target level established by United Bank resulting from the Consent Order. Target levels are established based on projections of individual substandard loan amounts and will fluctuate depending on the actual amount of newly classified loans, principal reductions, or repossession activity.

Citizens Northern.  The KDFI and the FDIC entered into a Memorandum with Citizens Northern on September 8, 2010.  The Memorandum requires that Citizens Northern obtain written consent prior to declaring or paying a dividend and to increase the Tier 1 Leverage ratio to equal or exceed 7.5% prior to September 30, 2010, and to achieve and maintain a Tier 1 Leverage ratio to equal or exceed 8.0% prior to December 31, 2010.  In December 2010, the Parent Company injected from its reserves $250 thousand of capital into Citizens Northern to bring its Tier 1 Leverage ratio up to 8.04% as of year-end 2010.  At December 31, 2011, Citizens Northern had a Tier 1 Leverage ratio of 8.48% and a Total Risk-based Capital ratio of 13.49%.

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

•
formulate, adopt, and submit for review and comment a written plan of action to lessen its risk position in each asset classified  “Substandard” and “Doubtful” by regulators in the most recent examination, and which aggregated a relationship of $250,000 or more.  Such plan shall include:

a) dollar levels to which it will strive to reduce each relationship within 6 and 12 months from the effective date of the Memorandum and
b) provisions for the submission of monthly written progress reports to its board of directors for review and notation in the board of directors’ minutes;
•
not extend or renew any additional or existing credit to, or for the benefit of, any borrower who is already obligated in any manner to Citizens Northern on any extension of credit (including any portion thereof) that:

a) has been charged off or classified as a “Loss” in the most recent examination or in any subsequent review by its consultants or by a regulatory body, so long as such credit remains uncollected or
b) has been classified “Substandard” or “Doubtful” in the most recent examination, on the bank’s internal watch list, or in any subsequent review by its consultants, and is uncollected, unless its board of directors or loan committee has adopted, prior to such extension of credit, a detailed written statement giving the reasons why such extension of credit is in the best interest of the bank. A copy of the statement, including a thorough financial analysis gauging the borrower’s financial condition and overall ability to service the existing and new debt, shall be placed in the appropriate loan file and shall be incorporated in the minutes of the applicable loan committee;

•
eliminate from its books, by collection, charge-off or other proper entries, all assets or portions of assets classified “Loss” by the FDIC and KDFI in their most recent examination that have not been previously charged off or collected;

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

Following is a summary of the activity during 2011 of substandard loans that meet the reporting requirements included in the Memorandum.

Substandard Loans
(Dollars in thousands)		Activity During 2011
December 31, 2010		Increases		Decreases			December 31, 2011
Number of Credits	Balance	Additional Credit/New Classifications	Number of New Credits	Principal Payments	Charge Off’s	Other1	Balance	Number of Credits

10	$13,986	$622	1	$1,259	$727	$1,081	$11,541	8

1	Represents amounts that are no longer classified as substandard.

At December 31, 2011, Citizens Northern had 8 credit relationships with an aggregate outstanding balance of $11.5 million that meet the risk identification criteria established in the Memorandum. There was no related target level established at year-end 2011.

At the Parent Company and at each of its bank subsidiaries, the Company believes it is adequately addressing all issues of the regulatory agreements to which it is subject and is in compliance with those agreements as of December 31, 2011. However, only the respective regulatory agencies can determine if compliance with the applicable regulatory agreements have been met. Regulators continue to monitor the Company’s progress and compliance with the agreements through periodic on-site examinations, regular communications, and quarterly data analysis. The results of these examinations and communications show satisfactory progress toward meeting the requirements included in the regulatory agreements.

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

Shareholder Information
As of February 7, 2012, the Company had 2,879 shareholders of record.

Common Stock Price
Farmers Capital Bank Corporation’s common stock is traded on the NASDAQ Stock Market LLC exchange in the Global Select Market tier, with sales prices reported under the symbol: FFKT. The table below lists the high and low sales prices of the Company’s common stock for 2011 and 2010.

	High	Low
2011
Fourth Quarter	$4.93	$4.00
Third Quarter	6.20	3.27
Second Quarter	7.60	5.06
First Quarter	7.89	4.88

2010
Fourth Quarter	$5.10	$4.50
Third Quarter	6.54	4.50
Second Quarter	9.38	4.90
First Quarter	10.52	6.59

The closing price per share of the Company’s common stock on December 30, 2011, the last trading day of the Company’s fiscal year, was $4.49. There have been no dividends declared on the Company’s common stock since 2009.

Recently Issued Accounting Standards
Please refer to the caption “Recently Issued But Not Yet Effective Accounting Standards” in Note 1 of the Company’s 2011 audited consolidated financial statements.

2010 Compared to 2009
The Company reported net income of $6.9 million or $.68 per common share in 2010 compared to a net loss of $44.7 million or $6.32 per common share for 2009. This represents an improvement of $51.7 million or $7.00 per common share. The prior year net loss was mainly attributed to a one-time, $46.5 million, after tax, non-cash, goodwill charge representing the Company’s write off of its entire previously reported goodwill.

For 2010, net interest income increased $958 thousand or 1.8% compared to 2009. Interest income decreased $11.2 million or 11.1% but was offset by lower interest expense of $12.1 million or 25.7%. The decrease in interest income was the result of lower rates and lower volume in both the loan and investment securities portfolios. The decrease in interest expense was led by a reduction in interest on deposit accounts, primarily time deposits which decreased $10.3 million mainly due to a lower average rate paid. Net interest margin was 3.00% for 2010, an increase of 15 basis points from 2.85% for 2009. Net interest spread was 2.78% for 2010, up 17 basis points compared to 2.61% for 2009.

The provision for loan losses decreased $3.5 million or 17.0% in 2010 compared to the prior year. The provision for loan losses decreased mainly because there were fewer new nonperforming and impaired loans requiring specific allocations in 2010 compared to a year earlier. A decrease in loan volume contributed to a lesser extent. The Company experienced a lower rate of increase in nonperforming loans during 2010 compared to 2009. Net nonperforming loans increased $14.6 million or 19.2% in 2010. During 2009, nonperforming loans increased $50.9 million or 200%, $31.9 million of which occurred during the fourth quarter. The allowance for loan losses at year-end 2010 was $28.8 million or 2.41% of loans net of unearned income. At year-end 2009, the allowance for loan losses was $23.4 million or 1.84% of loans net of unearned income.

The severe downturn in financial markets and in the overall economy during 2008 and 2009 created unprecedented market volatility. These economic conditions resulted in significant stress through deterioration in credit quality and collateral values, primarily in the Company’s residential real estate development and commercial real estate sectors of its lending portfolio. By some measures, U.S. financial markets and the overall economy improved during 2010. However, low real estate values, high rates of foreclosures, and high levels of unemployment continued, which contributed to elevated amounts of nonperforming assets and loan charge-offs. As such, the increase in the Company’s allowance for loan losses was primarily related to real estate development and commercial real estate lending.

Noninterest income for 2010 was $34.1 million, an increase of $5.9 million or 21.1% compared to $28.2 million for 2009. The increase in noninterest income was due primarily to a $5.4 million increase in net gains on the sale of investment securities. The sale of investment securities in 2010 were strategically made to lock in some of the increase in their values, to bolster capital, and to help counterbalance the high level of provision for loan losses and expenses related to repossessed real estate.

Significant other favorable increases in noninterest income for 2010 included net gains on the sale of loans of $210 thousand or 20.3%, allotment processing fees of $170 thousand or 3.1%, and non-deposit service charges, commissions, and fees of $152 thousand of 3.4%. The increase in net gains on the sale of loans was mainly attributed to a higher volume of secondary market origination activity, particularly during the latter half of 2010, driven by refinancing activity in a low interest rate environment. The increase in allotment processing fees and non-deposit service charges was driven by higher transaction volumes. Decreases in noninterest income line items include service charges and fees on deposits of $176 thousand or 1.9% and trust income of $75 thousand or 4.3%. The decrease in service charges and fees on deposits was mainly attributed to lower overdraft/insufficient funds charges of $134 thousand or 2.1% resulting from volume declines. The decrease in trust income was due to lower overall asset values on which trust fees are based combined with the collection of a large fee in the second quarter of the prior year.

Total noninterest expenses were $62.7 million for 2010, a decrease of $52.4 million or 45.5% in the annual comparison. The $52.4 million pre-tax goodwill impairment charge recorded in the fourth quarter of 2009 was the main driver of the improvement. All other expenses, on a net basis, were unchanged. Improvements were made in a significant number of noninterest expense categories. Some of the larger decreases in noninterest expense categories include salaries and employee benefits of $2.8 million or 9.4%, amortization of intangible assets of $515 thousand or 26.4%, equipment expense of $428 thousand or 13.9%, and correspondent banking fees of $391 thousand or 38.8%. Net expenses related to repossessed assets increased $4.0 million or 192%. Deposit insurance expense and bank franchise taxes were up $502 thousand or 13.3% and $217 thousand or 9.6%, respectively.

The decrease in salaries and employee benefits was due to an overall shrinking workforce and a decrease in the Company’s matching contributions to its salary savings plan that took effect in the first quarter of 2010. Amortization of intangible assets, which relate to customer lists and core deposits from prior acquisitions, decreased as a result of amortization schedules that allocate a higher amount of amortization in the earlier periods following an acquisition consistent with how the assets are used. The decrease in equipment expenses for 2010 was mainly due to lower depreciation expense, which is a result of a relatively small amount of net additions to the Company’s fixed assets. The sharp decrease in correspondent bank fees was mainly a function of lower volume related to a custodial services contract with the Kentucky Teachers’ Retirement System that expired at the end of the second quarter of 2010 that was not renewed.

The increase in net other real estate expenses was attributed to the elevated amount of foreclosed real estate properties held by the Company during 2010. Expenses relating to these properties generally include amounts to prepare the properties for resale and, in some cases, impairment charges to write down a property’s book value to its fair value less estimated costs to sell as determined by appraisal. Impairment charges included in net other real estate expenses were $4.1 million for 2010. Three separate real estate developments accounted for $3.0 million of the total impairment charges.

The increase in deposit insurance expense was driven mainly by higher assessment rates primarily at two of the Company’s bank subsidiaries that are subject to regulatory agreements. Deposit assessment rates fluctuate as a result of changes to a bank’s FDIC’s risk category that takes into account its capital levels, supervisory ratings, and other risk measures based on various financial ratios established by the FDIC. The increase in bank franchise taxes correlates to an increase in the base amount subject to the Kentucky Bank Franchise Tax.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated by reference to Part II, Item 7 under the caption “Market Risk Management” beginning on page 75 of this Form 10-K.

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

The Company’s 2011 consolidated financial statements have been audited by Crowe Horwath LLP independent accountants. Management has made available to Crowe Horwath LLP all financial records and related data, as well as the minutes of Boards of Directors’ meetings.  Management believes that all representations made to Crowe Horwath LLP during the audit were valid and appropriate.

Lloyd C. Hillard, Jr.	C. Douglas Carpenter
President and Chief Executive Officer	Executive Vice President, Secretary, and Chief Financial Officer

March 6, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Farmers Capital Bank Corporation
Frankfort, Kentucky

We have audited the accompanying consolidated balance sheets of Farmers Capital Bank Corporation as of December 31, 2011 and 2010 and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011.  Farmers Capital Bank Corporation’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Farmers Capital Bank Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

Crowe Horwath LLP

Louisville, Kentucky
March 6, 2012

Consolidated Balance Sheets

December 31, (In thousands, except share data)	2011	2010
Assets
Cash and cash equivalents:
Cash and due from banks	$28,842	$24,268
Interest bearing deposits in other banks	62,226	139,902
Federal funds sold and securities purchased under agreements to resell	3,241	17,886
Total cash and cash equivalents	94,309	182,056
Investment securities:
Available for sale, amortized cost of $583,951 (2011) and $440,580 (2010)	597,819	444,182
Held to maturity, fair value of $974 (2011) and $844 (2010)	875	930
Total investment securities	598,694	445,112
Loans, net of unearned income	1,072,108	1,192,840
Allowance for loan losses	(28,264)	(28,784)
Loans, net	1,043,844	1,164,056
Premises and equipment, net	38,770	39,612
Company-owned life insurance	27,461	28,791
Other intangible assets, net	2,409	3,552
Other real estate owned	38,157	30,545
Other assets	39,946	41,969
Total assets	$1,883,590	$1,935,693
Liabilities
Deposits:
Noninterest bearing	$224,259	$206,887
Interest bearing	1,210,806	1,256,685
Total deposits	1,435,065	1,463,572
Federal funds purchased and other short-term borrowings	27,022	47,409
Securities sold under agreements to repurchase and other long-term borrowings	190,694	203,239
Subordinated notes payable to unconsolidated trusts	48,970	48,970
Dividends payable	188	188
Other liabilities	24,594	22,419
Total liabilities	1,726,533	1,785,797

Commitments and contingencies (Notes 14 and 16)

Shareholders’ Equity
Preferred stock, no par value 1,000,000 shares authorized; 30,000 Series A shares issued and outstanding; Liquidation preference of $30,000	29,115	28,719
Common stock, par value $.125 per share; 14,608,000 shares authorized; 7,446,445 and 7,411,676 shares issued and outstanding at December 31, 2011 and 2010, respectively	931	926
Capital surplus	50,848	50,675
Retained earnings	69,520	68,678
Accumulated other comprehensive income	6,643	898
Total shareholders’ equity	157,057	149,896
Total liabilities and shareholders’ equity	$1,883,590	$1,935,693

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations

(In thousands, except per share data)
Years Ended December 31,	2011	2010	2009
Interest Income
Interest and fees on loans	$61,783	$70,071	$76,614
Interest on investment securities:
Taxable	14,387	16,565	20,424
Nontaxable	1,938	2,835	3,570
Interest on deposits in other banks	237	272	278
Interest on federal funds sold and securities purchased under agreements to resell	4	8	24
Total interest income	78,349	89,751	100,910
Interest Expense
Interest on deposits	14,488	22,373	33,197
Interest on federal funds purchased and other short-term borrowings	191	324	453
Interest on subordinated notes payable to unconsolidated trusts	2,026	2,035	2,178
Interest on securities sold under agreements to repurchase and other long-term borrowings	7,965	10,216	11,237
Total interest expense	24,670	34,948	47,065
Net interest income	53,679	54,803	53,845
Provision for loan losses	13,487	17,233	20,768
Net interest income after provision for loan losses	40,192	37,570	33,077
Noninterest Income
Service charges and fees on deposits	8,617	9,171	9,347
Allotment processing fees	5,346	5,573	5,403
Other service charges, commissions, and fees	4,248	4,566	4,414
Data processing income	792	1,328	1,317
Trust income	2,085	1,688	1,763
Investment securities gains, net	1,355	8,889	3,488
Gains on sale of mortgage loans, net	982	1,244	1,034
Income from company-owned life insurance	939	1,300	1,282
Other	27	351	121
Total noninterest income	24,391	34,110	28,169
Noninterest Expense
Salaries and employee benefits	26,986	27,026	29,816
Occupancy expenses, net	4,846	4,849	4,991
Equipment expenses	2,503	2,647	3,075
Data processing and communications expenses	4,636	5,448	5,568
Bank franchise tax	2,572	2,482	2,265
Correspondent bank fees	376	618	1,009
Goodwill impairment			52,408
Amortization of intangibles	1,143	1,437	1,952
Deposit insurance expense	2,948	4,279	3,777
Other real estate expenses, net	7,355	6,054	2,074
Other	9,127	7,871	8,206
Total noninterest expense	62,492	62,711	115,141
Income (loss) before income taxes	2,091	8,969	(53,895)
Income tax (benefit) expense	(647)	2,037	(9,153)
Net income (loss)	2,738	6,932	(44,742)
Dividends and accretion on preferred shares	(1,896)	(1,871)	(1,802)
Net income (loss) available to common shareholders	$842	$5,061	$(46,544)
Per Common Share
Net income (loss) – basic and diluted	$.11	$.68	$(6.32)
Cash dividends declared	N/A	N/A	.85
Weighted Average Shares Outstanding
Basic and diluted	7,424	7,390	7,365

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)
Years Ended December 31,	2011	2010	2009
Net income (loss)	$2,738	$6,932	$(44,742)
Other comprehensive income (loss):
Unrealized holding gain (loss) on available for sale securities arising during the period on securities held at end of period, net of tax of $3,677, $377, and $2,028, respectively	6,829	(701)	3,767
Reclassification adjustment for prior period unrealized gain previously reported in other comprehensive income recognized during current period, net of tax of $84, $1,863, and $1,187, respectively	(156)	(3,459)	(2,204)
Change in unfunded portion of postretirement benefit obligations, net of tax of $500, $643, and $234, respectively	(928)	1,194	(434)
Other comprehensive income (loss)	5,745	(2,966)	1,129
Comprehensive income (loss)	$8,483	$3,966	$(43,613)

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share data)						Accumulated Other Comprehensive	Total
Years Ended	Preferred	Common Stock		Capital	Retained	(Loss)	Shareholders’
December 31, 2011, 2010, and 2009	Stock	Shares	Amount	Surplus	Earnings	Income	Equity
Balance at January 1, 2009		7,357	$920	$48,222	$116,419	$2,735	$168,296
Issuance of 30,000 shares of Series A preferred stock	$28,008						28,008
Issuance of common stock warrant				1,952			1,952
Net loss					(44,742)		(44,742)
Other comprehensive income						1,129	1,129
Cash dividends declared-common, $.85 per share					(6,258)		(6,258)
Cash dividends declared-preferred, $48.73 per share					(1,462)		(1,462)
Preferred stock discount accretion	340				(340)
Shares issued pursuant to employee stock purchase plan		22	2	247			249
Expense related to employee stock purchase plan				55			55
Balance at December 31, 2009	28,348	7,379	922	50,476	63,617	3,864	147,227
Net income					6,932		6,932
Other comprehensive loss						(2,966)	(2,966)
Cash dividends declared-preferred, $50.00 per share					(1,500)		(1,500)
Preferred stock discount accretion	371				(371)
Shares issued pursuant to employee stock purchase plan		33	4	153			157
Expense related to employee stock purchase plan				46			46
Balance at December 31, 2010	28,719	7,412	926	50,675	68,678	898	149,896
Net income					2,738		2,738
Other comprehensive income						5,745	5,745
Cash dividends declared-preferred, $50.00 per share					(1,500)		(1,500)
Preferred stock discount accretion	396				(396)
Shares issued pursuant to employee stock purchase plan		34	5	131			136
Expense related to employee stock purchase plan				42			42
Balance at December 31, 2011	$29,115	7,446	$931	$50,848	$69,520	$6,643	$157,057

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Years Ended December 31, (In thousands)	2011	2010	2009
Cash Flows from Operating Activities
Net income (loss)	$2,738	$6,932	$(44,742)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,798	5,359	6,077
Net premium amortization of investment securities:
Available for sale	3,916	2,232	955
Held to maturity			(1)
Provision for loan losses	13,487	17,233	20,768
Goodwill impairment			52,408
Deferred income tax benefit	(2,227)	(3,392)	(9,905)
Noncash employee stock purchase plan expense	42	46	55
Mortgage loans originated for sale	(41,128)	(50,084)	(45,806)
Proceeds from sale of mortgage loans	41,981	50,761	46,994
Gains on sale of mortgage loans, net	(982)	(1,244)	(1,034)
Loss (gain) on disposal of premises and equipment, net	3	(30)	183
Net loss on sale and write downs of other real estate	5,945	4,878	1,074
Net gain on sale of available for sale investment securities	(1,355)	(8,889)	(3,488)
Decrease in accrued interest receivable	639	2,123	2,787
Income from company-owned life insurance	(918)	(1,044)	(1,230)
Death benefits in excess of cash surrender value on company-owned life insurance		(241)
Decrease (increase) in other assets	372	5,054	(1,027)
Decrease in accrued interest payable	(1,436)	(1,874)	(1,126)
Increase in other liabilities	2,187	320	2,095
Net cash provided by operating activities	28,062	28,140	25,037
Cash Flows from Investing Activities
Proceeds from maturities and calls of investment securities:
Available for sale	191,345	315,480	239,192
Held to maturity	55	45	840
Proceeds from sale of available for sale investment securities	201,093	311,243	183,002
Purchases of available for sale investment securities	(538,370)	(522,774)	(439,777)
Purchase of restricted stock investments		(368)	(206)
Principal collected on loans originated for investment, net	80,268	50,085	5,920
Proceeds from surrender of company-owned life insurance	2,248	8,567
Proceeds from death benefits of company-owned life insurance		446
Purchases of premises and equipment	(2,679)	(4,298)	(2,165)
Proceeds from sale of other real estate	13,029	13,564	3,978
Proceeds from disposals of equipment	5	60	422
Net cash (used in) provided by investing activities	(53,006)	172,050	(8,794)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	(28,507)	(169,861)	39,318
Net (decrease) increase in federal funds purchased and other short-term borrowings	(20,387)	194	(30,259)
Repayments of securities sold under agreements to repurchase and other long-term borrowings	(12,545)	(64,723)	(18,729)
Proceeds from issuance of preferred stock, net of issue costs			29,961
Dividends paid, common and preferred stock	(1,500)	(2,237)	(9,222)
Shares issued under employee stock purchase plan	136	157	249
Net cash (used in) provided by financing activities	(62,803)	(236,470)	11,318
Net (decrease) increase in cash and cash equivalents	(87,747)	(36,280)	27,561
Cash and cash equivalents at beginning of year	182,056	218,336	190,775
Cash and cash equivalents at end of year	$94,309	$182,056	$218,336
Supplemental Disclosures
Cash paid during the year for:
Interest	$26,106	$36,822	$48,191
Income taxes	1,400	2,989	2,450
Transfers from loans to other real estate	26,586	17,771	20,332
Transfers from premises to other real estate			1,506

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

The accounting and reporting policies of Farmers Capital Bank Corporation and subsidiaries conform to accounting principles generally accepted in the United States of America (“GAAP”) and general practices applicable to the banking industry. Significant accounting policies are summarized below.

Principles of Consolidation and Nature of Operations
The consolidated financial statements include the accounts of Farmers Capital Bank Corporation (the “Company” or “Parent Company”), a bank holding company, and its bank and nonbank subsidiaries. Bank subsidiaries include Farmers Bank & Capital Trust (“Farmers Bank”) in Frankfort, KY, First Citizens Bank in Elizabethtown, KY, United Bank & Trust Company (“United Bank”) in Versailles, KY, and Citizens Bank of Northern Kentucky, Inc. in Newport, KY (“Citizens Northern”). At year-end 2011, Farmers Bank had two wholly-owned subsidiaries, Leasing One Corporation (“Leasing One”) and Farmers Capital Insurance Corporation (“Farmers Insurance”). Leasing One is a commercial leasing company in Frankfort, KY, and Farmers Insurance is an insurance agency in Frankfort, KY. United Bank had one subsidiary at year-end 2011, EGT Properties, Inc. EGT Properties, Inc. is involved in real estate management and liquidation for certain repossessed properties of United Bank. Citizens Northern had one subsidiary at year-end 2011, ENKY Properties, Inc. ENKY Properties, Inc. is involved in real estate management and liquidation for certain repossessed properties of Citizens Northern.

The Company has three active nonbank subsidiaries, FCB Services, Inc. (“FCB Services”), FFKT Insurance Services, Inc. (“FFKT Insurance”), and EKT Properties, Inc. (“EKT”). FCB Services is a data processing subsidiary located in Frankfort, KY that provides services to the Company’s banks as well as unaffiliated entities. FFKT Insurance is a captive property and casualty insurance company insuring primarily deductible exposures and uncovered liability related to properties of the Company. EKT was formed to manage and liquidate certain real estate properties repossessed by the Company. In addition, the Company has three subsidiaries organized as Delaware statutory trusts that are not consolidated into its financial statements. These trusts were formed for the purpose of issuing trust preferred securities. All significant intercompany transactions and balances are eliminated in consolidation.

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

Until mid-2011, Farmers Bank had served as the general depository for the Commonwealth of Kentucky (“Commonwealth”) for more than 70 years. Farmers Bank, which still provides investment and other services to the Commonwealth, participated in the latest bidding process to continue providing services to the Commonwealth as its general depository. However, the Company learned in the first quarter of 2011 that the Commonwealth awarded its general depository services contract to a large multi-national bank. Farmers Bank held the previous contract which had an original termination date of June 30, 2011, but was initially extended through December 2011 in order for the Company to continue providing service and assistance during the transition process. An additional extension to June 2012 was made between the two parties during the fourth quarter of 2011. Transaction volumes have decreased significantly since the expiration of the original contract on June 30, 2011. The impact of not retaining the general depository services contract of the Commonwealth did not have a material impact on the Company’s consolidated results of operations, overall liquidity, or net cash flows, although gross cash flows such as for cash on hand, deposits outstanding, and short-term borrowings have decreased.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates used in the preparation of the financial statements are based on various factors including the current interest rate environment and the general strength of the local economy.  Changes in the overall interest rate environment can significantly affect the Company’s net interest income and the value of its recorded assets and liabilities. Actual results could differ from those estimates used in the preparation of the financial statements. The allowance for loan losses, carrying value of other real estate owned, actuarial assumptions used to calculate postretirement benefits, and the fair values of financial instruments are estimates that are particularly subject to change.

Reclassifications
Certain amounts in the accompanying consolidated financial statements presented for prior years have been reclassified to conform to the 2011 presentation. These reclassifications do not affect net income or total shareholders’ equity as previously reported.

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

Investment Securities
Investments in debt and equity securities are classified into three categories. Securities that management has the positive intent and ability to hold until maturity are classified as held to maturity. Securities that are bought and held specifically for the purpose of selling them in the near term are classified as trading securities. The Company had no securities classified as trading during 2011, 2010, or 2009. All other securities are classified as available for sale.  Securities are designated as available for sale if they might be sold before maturity. Securities classified as available for sale are carried at estimated fair value. Unrealized holding gains and losses for available for sale securities are reported net of deferred income taxes in other comprehensive income.  Investments classified as held to maturity are carried at amortized cost.

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

Federal Home Loan Bank and Federal Reserve Board Stock
Federal Home Loan Bank (“FHLB”) and Federal Reserve Board stock is carried at cost on the consolidated balance sheets under the caption “Other assets”. These stocks are classified as restricted securities and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. The amounts outstanding at both December 31, 2011 and 2010 was $9.5 million.

Loans and Interest Income
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their unpaid principal amount outstanding adjusted for any charge-offs and any deferred fees or costs on originated loans. Interest income on loans is recognized using the interest method based on loan principal amounts outstanding during the period. Interest income also includes amortization and accretion of any premiums or discounts over the expected life of acquired loans at the time of purchase or business acquisition. Loan origination fees, net of certain direct origination costs, are deferred and amortized as yield adjustments over the contractual term of the loans.

The Company disaggregates certain disclosure information related to loans, the related allowance for loan losses, and credit quality measures by either portfolio segment or by loan class. The Company segregates its loan portfolio segments based on similar risk characteristics and are as follows: real estate loans, commercial loans, and consumer loans. Portfolio segments are further disaggregated into classes for certain required disclosures as follows:

Portfolio Segment	Class

Real estate loans	Real estate mortgage-construction and land development Real estate mortgage-residential Real estate mortgage-farmland and other commercial enterprises
Commercial loans	Commercial and industrial Depository institutions Agriculture production and other loans to farmers States and political subdivisions Leases Other
Consumer loans	Secured Unsecured

Loan disclosures include presenting certain disaggregated information based on recorded investment. The recorded investment in a loan includes its principal amount outstanding adjusted for certain items that include net deferred loan costs or fees, unamortized premiums or discounts, charge offs, and accrued interest. The Company had a total of $691 thousand and $856 thousand of net deferred loan costs at year-end 2011 and 2010, respectively, included in the carrying amount of loans on the balance sheet, which represents .06% and .07% of average loans outstanding. The amount of net deferred loans costs are not material and are omitted from the computation of the recorded investment included in Note 3 that follows. Similarly, accrued interest receivable was $6.6 million and $7.3 million at year-end 2011 and 2010, respectively, or .6% of average loans outstanding and has also been omitted from certain information presented in Note 3.

The Company has a loan policy in place that is amended and approved from time to time as needed to reflect current economic conditions and product offerings in its markets. The policy establishes written procedures concerning areas such as the lending authorities of loan officers, committee review and approval of certain credit requests, underwriting criteria, policy exceptions, appraisal requirements, and loan review. Credit is extended to borrowers based primarily on their ability to repay as demonstrated by income and cash flow analysis.

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

Loans Held for Sale
The Company’s operations include a limited amount of mortgage banking. Mortgage banking activities include the origination of fixed-rate residential mortgage loans for sale to various third-party investors. Mortgage loans originated and intended for sale in the secondary market, principally under programs with the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, and other commercial lending institutions are carried at the lower of cost or estimated fair value determined in the aggregate and included in net loans on the balance sheet until sold. These loans are sold with the related servicing rights either retained or released by the Company depending on the economic conditions present at the time of origination. Mortgage loans held for sale included in net loans totaled $2.6 million and $2.5 million at December 31, 2011 and December 31, 2010, respectively. Mortgage banking revenues, including origination fees, servicing fees, net gains or losses on sales of mortgages, and other fee income were 1.28%, 1.20%, and .97% of the Company’s total revenue for the years ended December 31, 2011, 2010, and 2009.

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

The Company’s risk-rated methodology includes segregating watch list and past due loans from the general portfolio and allocating specific amounts to these loans depending on their status. For example, watch list loans, which may be identified by the internal loan review risk-rating process or by regulatory examiner classification, are assigned a certain loss percentage while loans past due 30 days or more are assigned a different loss percentage. Each of these percentages considers past experience as well as current factors. The remainder of the general loan portfolio is segregated into portfolio segments having similar risk characteristics identified as follows:  real estate loans, commercial loans, and consumer loans. Each of these portfolio segments is assigned a loss percentage based on their respective rolling twelve quarter historical loss percentage. Additional allocations to the allowance may then be made for subjective factors, such as those mentioned above, as determined by senior managers who are knowledgeable about these matters. Along with the economic downturn that began during 2007, the Company further identified signs of deterioration in certain real estate development loans that have remained present into 2011 and specific allowances related to these loans have been recorded.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

The Company accounts for impaired loans in accordance with ASC Topic 310, “Receivables”. ASC Topic 310 requires that impaired loans be measured at the present value of expected future cash flows, discounted at the loan’s effective interest rate, at the loan’s observable market price, or at the fair value of the collateral if the loan is collateral dependent. Generally, impaired loans are also in nonaccrual status. In certain circumstances, however, the Company may continue to accrue interest on an impaired loan. Cash receipts on impaired loans are typically applied to the recorded investment in the loan, including any accrued interest receivable. Loans that are part of a large group of smaller-balance homogeneous loans, such as residential mortgage, consumer, and smaller-balance commercial loans, are collectively evaluated for impairment and, accordingly, they are not separately identified for impairment disclosures. Troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective interest rate at inception, or at the fair value of collateral. The Company determines the amount of reserve for troubled debt restructurings that subsequently default in accordance with its accounting policy for the allowance for loan losses.

Mortgage Servicing Rights
Mortgage servicing rights are recognized in other assets on the Company’s consolidated balance sheet at their initial fair value on loans sold. Fair value is based on market price for comparable mortgage servicing contracts when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. Mortgage servicing rights are subsequently measured using the amortization method in which the mortgage servicing right is expensed in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates. Any impairment of a grouping is reported as a valuation allowance. Capitalized mortgage servicing rights were $683 thousand and $597 thousand at December 31, 2011 and 2010, respectively. No impairment of the asset was determined to exist on either of these dates.

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

Goodwill and Other Intangible Assets
Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of net assets of businesses acquired. Goodwill resulting from business combinations beginning January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually during the fourth quarter or more frequently if events or circumstances indicate impairment could have taken place. Such events could include, among others, a significant adverse change in the business climate, an adverse action by a regulator, an unanticipated change in the competitive environment, or a decision to change the Company’s operations or disposal of a subsidiary. Prior to recording a $52.4 million impairment charge for the entire amount during the fourth quarter of 2009, goodwill was the only intangible asset with an indefinite life on the Company’s balance sheet.

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

Other Real Estate Owned
Other real estate owned (“OREO”) and held for sale in the accompanying consolidated balance sheets includes properties acquired by the Company through, or in lieu of, actual loan foreclosures. OREO is initially carried at fair value less estimated costs to sell. Fair value of assets is generally based on third party appraisals of the property that includes comparable sales data. If the carrying amount exceeds fair value less estimated costs to sell, an impairment loss is recorded through expense. These assets are subsequently accounted for at the lower of carrying amount or fair value less estimated costs to sell. Operating costs after acquisition are expensed.

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

The Company files a consolidated federal income tax return with its subsidiaries. Federal income tax expense or benefit has been allocated to subsidiaries on a separate return basis. The Company’s policy is to record the accrual of interest and/or penalties relative to income tax matters, if any, in income tax expense.

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

Company-owned Life Insurance
The Company has purchased life insurance policies on certain key employees with their knowledge and written consent. Company-owned life insurance is recorded on the consolidated balance sheet at its cash surrender value, which is the amount that can be realized under the insurance contract at the balance sheet date. The related change in cash surrender value and proceeds received under the policies are reported on the consolidated statement of operations under the caption “Income from company-owned life insurance”.

Related Party Transactions
In the ordinary course of business, the Company offers loan and deposit products to its directors, executive officers, and principal shareholders-including affiliated companies of which they are principal owners (“Related Parties”). These products are offered on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties, and these receivables and deposits are included in loans and deposits in the Company’s consolidated balance sheets. Additional information related to these transactions can be found in Note 3 and Note 6.

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

(In thousands) Years Ended December 31,	2011	2010	2009
Legal fees	$310	$499	$532
Insurance commissions	28	5
Premises rental	3	3	3
Other	8	13	16
Total	$349	$520	$551

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

Net income (loss) per common share computations were as follows at December 31, 2011, 2010, and 2009:

(In thousands, except per share data) Years Ended December 31,	2011	2010	2009
Net income (loss), basic and diluted	$2,738	$6,932	$(44,742)
Preferred stock dividends and discount accretion	(1,896)	(1,871)	(1,802)
Net income (loss) available to common shareholders, basic and diluted	$842	$5,061	$(46,544)

Average common shares outstanding, basic and diluted	7,424	7,390	7,365

Net income (loss) per common share, basic and diluted	$.11	$.68	$(6.32)

Stock options for 24,049, 24,049, and 57,621 shares of common stock for 2011, 2010, and 2009, respectively, were not included in the determination of diluted earnings per common share because they were antidilutive. There were 223,992 potential common shares associated with a warrant issued to the U.S. Treasury that were excluded from the computation of diluted earnings per common share for each year in the three years ended December 31, 2011 because they were antidilutive.

Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the Company this includes net income (loss), the after tax effect of changes in the net unrealized gains and losses on available for sale investment securities, and the after tax changes in the funded status of postretirement benefit plans.

Dividend Restrictions
Banking regulations require maintaining certain capital levels and currently limit the dividends paid to the Company by its bank subsidiaries or by the Company to its shareholders.

Restrictions on Cash
Included in interest bearing deposits in other banks on the consolidated balance sheets are certain amounts that are held at the Federal Reserve Bank in accordance with reserve requirements specified by the Federal Reserve Board of Governors. The reserve requirement was $15.7 million and $15.5 million at December 31, 2011 and 2010, respectively.

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

The Company’s ESPP was approved by its shareholders at the Company’s 2004 annual meeting. The purpose of the ESPP is to provide a means by which eligible employees may purchase, at a discount, shares of common stock of the Company through payroll withholding. The purchase price of the shares is equal to 85% of their fair market value on specified dates as defined in the plan. The ESPP was effective beginning July 1, 2004. There were 34,769, 33,071, and 21,243 shares issued under the plan during 2011, 2010, and 2009, respectively. Compensation expense related to the ESPP included in the accompanying statements of income was $42 thousand, $46 thousand, and $55 thousand in 2011, 2010, and 2009, respectively.

Following are the weighted average assumptions used and estimated fair market value for the ESPP, which is considered a compensatory plan under ASC Topic 718, “Compensation-Stock Compensation”.

	ESPP
	2011	2010	2009
Dividend yield	0%	0%	4.63%
Expected volatility	65.2	66.0	56.8
Risk-free interest rate	.06	.15	.14
Expected life (in years)	.25	.25	.25

Fair value	$1.19	$1.45	$3.67

Adoption of New Accounting Standards
ASC Topic 310, “Receivables”.  Effective July 1, 2011, the Company adopted new accounting guidance under Accounting Standards Update (“ASU”) No. 2011-02 that clarifies which loan modifications constitute a troubled debt restructuring. The guidance is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In addition, this ASU ended the deferral of the activity-based disclosures about troubled debt restructurings included in ASU 2010-20.

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

Recently Issued But Not Yet Effective Accounting Standards
ASC Topic 860, “Transfers and Servicing”. The FASB issued ASU No. 2011-03 that is intended to improve financial reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.

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

ASC Topic 820, “Fair Value Measurements and Disclosures”. The FASB issued ASU No. 2011-04 to provide converged guidance of the FASB and the International Accounting Standards Board (the “Boards”) on fair value measurement. The new guidance reflects the collective efforts of the Boards which have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards. The new requirements do not extend the use of fair value; rather, they provide guidance about how fair value should be determined when it is already required or permitted.

The amendments in this ASU are to be applied prospectively. For the Company, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company does not expect the amendments to this Topic to have a material impact on its consolidated financial position or results of operations upon adoption.

ASC Topic 220, “Comprehensive Income”. The FASB issued ASU No. 2011-05, which amends prior guidance by eliminating the option to present components of other comprehensive income in the statement of shareholders’ equity. Instead, the new guidance requires entities to present all nonowner changes in shareholders’ equity either as a single continuous statement of comprehensive income or as two separate, but consecutive statements. The amendments included in this ASU do not change which items must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The new guidance also requires reclassification adjustments from other comprehensive income to be measured and presented by income statement line item in net income and also in other comprehensive income. However, this requirement was deferred indefinitely with the issuance of ASU No. 2011-12 on December 23, 2011.

The amendments in ASU 2011-05 requiring adoption are to be applied retrospectively. For the Company, the amendments are effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted. The Company does not expect the amendments to this Topic to have a material impact on its consolidated financial position or results of operations upon adoption.

2.	Investment Securities

The following tables summarize the amortized cost and estimated fair values of the securities portfolio at December 31, 2011 and 2010 and the corresponding amounts of gross unrealized gains and losses.  The summary is divided into available for sale and held to maturity securities.

December 31, 2011 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$95,770	$408	$15	$96,163
Obligations of states and political subdivisions	80,801	3,903	85	84,619
Mortgage-backed securities – residential	397,675	11,384	196	408,863
Mortgage-backed securities –commercial	203	6		209
Corporate debt securities	7,901		1,537	6,364
Mutual funds and equity securities	1,601			1,601
Total securities – available for sale	$583,951	$15,701	$1,833	$597,819
Held To Maturity
Obligations of states and political subdivisions	$875	$99	$0	$974

December 31, 2010 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$42,103	$58	$548	$41,613
Obligations of states and political subdivisions	75,004	923	1,128	74,799
Mortgage-backed securities – residential	314,799	7,527	2,396	319,930
U.S. Treasury securities	1,043	1		1,044
Corporate debt securities	7,441		835	6,606
Mutual funds and equity securities	190			190
Total securities – available for sale	$440,580	$8,509	$4,907	$444,182
Held To Maturity
Obligations of states and political subdivisions	$930	$0	$86	$844

At year-end 2011 and 2010, the Company held no investment securities of any single issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The amortized cost and estimated fair value of the securities portfolio at December 31, 2011, by contractual maturity, are detailed below. The summary is divided into available for sale and held to maturity securities. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mutual funds and equity securities in the available for sale portfolio at December 31, 2011 consist of investments attributed to the Company’s captive insurance subsidiary. These securities have no stated maturity and are not included in the maturity schedule that follows.

Mortgage-backed securities are stated separately due to the nature of payment and prepayment characteristics of these securities, as principal is not due at a single date.

	Available For Sale		Held To Maturity
December 31, 2011 (In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$11,997	$11,973
Due after one year through five years	97,422	97,910
Due after five years through ten years	58,307	61,393
Due after ten years	16,746	15,870	$875	$974
Mortgage-backed securities	397,878	409,072
Total	$582,350	$596,218	$875	$974

Gross realized gains and losses on the sale of available for sale investment securities were as follows for the year indicated.

(In thousands)	2011	2010	2009

Gross realized gains	$1,529	$9,166	$3,560
Gross realized losses	174	277	72
Net realized gain	$1,355	$8,889	$3,488
Income tax provision related to net realized gain	$474	$3,111	$1,221

Proceeds from sales and calls of available for sale investment securities	$380,711	$548,551	$314,623

Investment securities with a carrying value of $334 million and $301 million at December 31, 2011 and 2010 were pledged to secure public and trust deposits, repurchase agreements, and for other purposes.

Investment securities with unrealized losses at year-end 2011 and 2010 not recognized in income are presented in the tables below. The tables segregate investment securities that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or more. The table also includes the fair value of the related securities.

	Less than 12 Months		12 Months or More		Total
December 31, 2011 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$13,494	$15			$13,494	$15
Obligations of states and political subdivisions	2,913	20	$6,886	$65	9,799	85
Mortgage-backed securities – residential	56,249	196			56,249	196
Corporate debt securities			4,299	1,537	4,299	1,537
Total	$72,656	$231	$11,185	$1,602	$83,841	$1,833

	Less than 12 Months		12 Months or More		Total
December 31, 2010 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$32,000	$548			$32,000	$548
Obligations of states and political subdivisions	22,517	1,028	$5,733	$186	28,250	1,214
Mortgage-backed securities – residential	165,426	2,396			165,426	2,396
Corporate debt securities			4,989	835	4,989	835
Total	$219,943	$3,972	$10,722	$1,021	$230,665	$4,993

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

At December 31, 2011, the Company’s investment securities portfolio had gross unrealized losses of $1.8 million, a decrease of $3.1 million or 62.6% compared to year-end 2010. Of the total gross unrealized losses at December 31, 2011, $1.6 million or 87.4% relate to investments that have been in a continuous loss position for 12 months or more. Unrealized losses on corporate debt securities make up $1.5 million of the total unrealized loss on investment securities in a continuous loss position of 12 months or more.

Corporate debt securities in the Company’s investment securities portfolio at December 31, 2011 consist primarily of single-issuer trust preferred capital securities issued by a national and global financial services firm. Each of these securities is currently performing and the issuer of these securities continues to be rated as investment grade by major rating agencies. The unrealized loss on corporate debt securities is primarily attributed to the general decline in financial markets and illiquidity events that began in 2008 and is not due to adverse changes in the expected cash flows of the individual securities. Overall market declines, particularly of banking and financial institutions, are a result of significant stress throughout the regional and national economy that began during 2008 which has not fully stabilized. The first six months of 2011 showed overall improvement in the financial institution sector debt markets, with continued price appreciation in the Company’s corporate debt investment. However, increased volatility occurred during the second half of 2011 that resulted in price depreciation associated with continuing domestic and global economic pressures. The Company considers the price depreciation to be indicative of the overall market for financial institution issues and not due to adverse changes in the expected cash flows of the individual securities.

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

Investment securities with unrealized losses at December 31, 2011 are performing according to their contractual terms. The Company does not have the intent to sell these securities and likely will not be required to sell these securities before their anticipated recovery. The Company does not consider any of the securities to be impaired due to reasons of credit quality or other factors.

3.	Loans and Allowance for Loan Losses

Major classifications of loans are summarized in the following table.

December 31, (In thousands)	2011	2010
Real Estate:
Real estate – construction and land development	$119,989	$154,208
Real estate mortgage – residential	445,464	469,273
Real estate mortgage – farmland and other commercial enterprises	384,331	416,904
Commercial:
Commercial and industrial	48,771	57,029
States and political subdivisions	23,601	26,302
Lease financing	7,578	16,187
Other	21,435	25,628
Consumer:
Secured	14,214	22,607
Unsecured	7,151	5,925
Total loans	1,072,534	1,194,063
Less unearned income	(426)	(1,223)
Total loans, net of unearned income	$1,072,108	$1,192,840

Loans with a carrying value of $417 million and $354 million at December 31, 2011 and December 31, 2010, respectively, were pledged to secure borrowings and lines of credit. Such borrowings include Federal Home Loan Bank (“FHLB”) advances and short-term borrowing arrangements with the Federal Reserve.

Loans to directors, executive officers, and principal shareholders (including loans to affiliated companies of which they are principal owners) and loans to members of the immediate family of such persons were $23.2 million at December 31, 2011 and 2010. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectability. An analysis of the activity with respect to these loans is presented in the table below.

(In thousands)	Amount
Balance, December 31, 2010	$23,188
New loans	7,767
Repayments	(8,152)
Loans no longer meeting disclosure requirements, new loans meeting disclosure requirements, and other adjustments, net	399
Balance, December 31, 2011	$23,202

Activity in the allowance for loan losses by portfolio segment was as follows for the year ending December 31, 2011:

(In thousands)	Real Estate	Commercial	Consumer	Total
Year Ended December 31, 2011
Balance, beginning of period	$24,527	$3,260	$997	$28,784
Provision for loan losses	12,548	511	428	13,487
Recoveries	241	860	245	1,346
Loans charged off	(13,778)	(1,123)	(452)	(15,353)
Balance, end of period	$23,538	$3,508	$1,218	$28,264

Activity in the allowance for loan losses was as follows for the years ending December 31, 2010 and 2009:

Years Ended December 31, (In thousands)	2010	2009
Balance, beginning of year	$23,364	$16,828
Provision for loan losses	17,233	20,768
Recoveries	577	536
Loans charged off	(12,390)	(14,768)
Balance, end of year	$28,784	$23,364

The following table presents individually impaired loans by class of loans for the dates indicated. The recorded investment column excludes immaterial amounts attributed to net deferred loan costs.

As of and for the Year Ended December 31, 2011 (In thousands)	Recorded Investment	Unpaid Principal Balance	Allowance for Loan Losses Allocated	Average	Interest Income Recognized	Cash Basis Interest Recognized
Impaired loans with no related allowance recorded:
Real Estate
Real estate – construction and land development	$26,363	$26,337		$36,529	$325	$325
Real estate mortgage – residential	22,923	22,843		22,606	983	973
Real estate mortgage – farmland and other commercial enterprises	43,765	43,438		47,783	2,002	1,932
Commercial
Commercial and industrial	2,982	2,939		3,727	186	144
Consumer
Unsecured	19	18		9
Total	$96,052	$95,575		$110,654	$3,496	$3,374

Impaired loans with an allowance recorded:
Real Estate
Real estate – construction and land development	$13,440	$13,425	$139	$14,697	$394	$391
Real estate mortgage – residential	13,239	13,197	998	11,665	502	499
Real estate mortgage – farmland and other commercial enterprises	15,070	15,035	600	14,243	642	635
Commercial
Commercial and industrial	456	453	159	447	19	20
Consumer
Secured	60	58	30	66	6	4
Total	$42,265	$42,168	$1,926	$41,118	$1,563	$1,549

Year Ended December 31, 2010 (In thousands)	Recorded Investment	Unpaid Principal Balance	Allowance for Loan Losses Allocated
Impaired loans with no related allowance recorded:
Real Estate
Real estate – construction and land development	$27,350	$27,298
Real estate mortgage – residential	13,103	13,059
Real estate mortgage – farmland and other commercial enterprises	17,895	17,864
Commercial
Commercial and industrial	14	14
Total	$58,362	$58,235

Impaired loans with an allowance recorded:
Real Estate
Real estate – construction and land development	$31,529	$31,452	$2,793
Real estate mortgage – residential	20,147	19,986	2,051
Real estate mortgage – farmland and other commercial enterprises	19,897	19,810	824
Commercial
Commercial and industrial	447	444	310
Consumer
Secured	93	93	55
Total	$72,113	$71,785	$6,033

The following table presents information for impaired loans as of the dates indicated.

Years Ended December 31, (In thousands)	2010	2009
Average of individually impaired loans during year	$119,596	$70,845
Interest income recognized during impairment	4,022	3,866
Cash-basis interest income recognized	3,933	3,257

The following tables present the balance of the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of December 31, 2011 and 2010. Loan amounts in the tables below exclude immaterial amounts attributed to accrued interest receivable.

December 31, 2011 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,737	$159	$30	$1,926
Collectively evaluated for impairment	21,801	3,349	1,188	26,338
Total ending allowance balance	$23,538	$3,508	$1,218	$28,264

Loans
Loans individually evaluated for impairment	$134,275	$3,392	$76	$137,743
Loans collectively evaluated for impairment	815,509	97,567	21,289	934,365
Total ending loan balance, net of unearned income	$949,784	$100,959	$21,365	$1,072,108

December 31, 2010 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$5,668	$310	$55	$6,033
Collectively evaluated for impairment	18,859	2,950	942	22,751
Total ending allowance balance	$24,527	$3,260	$997	$28,784

Loans
Loans individually evaluated for impairment	$129,469	$458	$93	$130,020
Loans collectively evaluated for impairment	910,916	123,465	28,439	1,062,820
Total ending loan balance, net of unearned income	$1,040,385	$123,923	$28,532	$1,192,840

The following tables present the recorded investment in nonperforming loans by class of loans as of December 31, 2011 and 2010. The tables below exclude immaterial amounts attributed to net deferred loan costs and accrued interest receivable.

December 31, 2011 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate:
Real estate – construction and land development	$30,744	$6,207
Real estate mortgage – residential	14,578	4,894
Real estate mortgage – farmland and other commercial enterprises	13,831	8,024
Commercial:
Commercial and industrial	386
Lease financing	124
Consumer:
Secured	80
Unsecured	12		$1
Total	$59,755	$19,125	$1

December 31, 2010 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate:
Real estate – construction and land development	$35,893	$16,793
Real estate mortgage – residential	10,728	9,147	$28
Real estate mortgage – farmland and other commercial enterprises	6,528	11,038
Commercial:
Commercial and industrial	627
Lease financing	50		9
Other	31
Consumer:
Secured	109
Unsecured	5		5
Total	$53,971	$36,978	$42

The Company has allocated $493 thousand and $3.7 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2011 and 2010, respectively.  The Company has committed to lend additional amounts totaling up to zero and $46 thousand at December 31, 2011 and 2010, respectively, to customers with outstanding loans that are classified as troubled debt restructurings.

During the year ending December 31, 2011, the terms of four loans were modified as troubled debt restructurings. The modification of the terms of such loans included one forbearance arrangement to reduce a customer’s monthly principal and interest payment for a period of six months and three arrangements to adjust the stated interest rate of the loans to a below market rate for new debt with similar risk. The loan representing the forbearance arrangement was subsequently repaid in full. The rate on two loans was reduced to 4% and 6.75% from 6% and 9.25%, respectively. The rate on the third loan was increased to 5% from 4%, but was still considered below the market rate for new debt with similar risk characteristics.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ending December 31, 2011.

(Dollars in thousands) Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real Estate:
Real estate – construction and land development	1	$159	$159
Real estate mortgage – residential	3	1,348	1,360
Total	4	$1,507	$1,519

The troubled debt restructurings identified above increased the allowance for loan losses by $114 thousand. There were no charge-offs related to these loans during the year ending December 31, 2011.

During the year ending December 31, 2011, the Company had one restructured credit for which there was a payment default within twelve months following the modification. This credit represents a real estate construction and land development project with an outstanding balance of $2.8 million at December 31, 2011. This credit has a specific reserve allocation of $21 thousand at December 31, 2011 and related charge-offs were recorded during 2011 in the amount of $335 thousand.

The tables below present an age analysis of past due loans 30 days or more by class of loans as of the dates indicated. Past due loans that are also classified as nonaccrual are included in their respective past due category. The tables exclude immaterial amounts attributed to net deferred loan costs and accrued interest receivable.

December 31, 2011 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate:
Real estate – construction and land development	$3,343	$18,970	$22,313	$97,676	$119,989
Real estate mortgage – residential	5,836	7,352	13,188	432,276	445,464
Real estate mortgage – farmland and other commercial enterprises	1,684	12,497	14,181	370,150	384,331
Commercial:
Commercial and industrial	98	300	398	48,373	48,771
States and political subdivisions				23,601	23,601
Lease financing, net	80	96	176	6,976	7,152
Other	29		29	21,406	21,435
Consumer:
Secured	200	17	217	13,997	14,214
Unsecured	61	5	66	7,085	7,151
Total	$11,331	$39,237	$50,568	$1,021,540	$1,072,108

December 31, 2010 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate:
Real estate – construction and land development	$394	$23,418	$23,812	$130,396	$154,208
Real estate mortgage – residential	5,187	7,167	12,354	456,919	469,273
Real estate mortgage – farmland and other commercial enterprises	1,595	6,266	7,861	409,043	416,904
Commercial:
Commercial and industrial	194	538	732	56,297	57,029
States and political subdivisions				26,302	26,302
Lease financing, net	276	59	335	14,629	14,964
Other	114	3	117	25,511	25,628
Consumer:
Secured	145	102	247	22,360	22,607
Unsecured	69	12	81	5,844	5,925
Total	$7,974	$37,565	$45,539	$1,147,301	$1,192,840

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

	Real Estate			Commercial
December 31, 2011 (In thousands)	Real Estate-Construction and Land Development	Real Estate Mortgage-Residential	Real Estate Mortgage-Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Lease Financing	Other
Credit risk profile by internally assigned rating grades:
Pass	$65,306	$386,134	$303,512	$41,556	$23,601	$7,022	$20,415
Special Mention	7,443	16,585	19,393	2,969		6	1,000
Substandard	47,091	41,468	59,395	4,103		124	20
Doubtful	149	1,277	2,031	143
Total	$119,989	$445,464	$384,331	$48,771	$23,601	$7,152	$21,435

	Real Estate			Commercial
December 31, 2010 (In thousands)	Real Estate-Construction and Land Development	Real Estate Mortgage-Residential	Real Estate Mortgage-Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Lease Financing	Other
Credit risk profile by internally assigned rating grades:
Pass	$79,535	$407,317	$341,684	$52,961	$26,302	$14,905	$24,360
Special Mention	14,180	18,858	31,747	2,531			1,199
Substandard	57,477	41,704	37,938	1,255		59	69
Doubtful	3,016	1,394	5,535	282
Total	$154,208	$469,273	$416,904	$57,029	$26,302	$14,964	$25,628

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the consumer loans outstanding based on payment activity as of December 31, 2011 and 2010.

	December 31, 2011		December 31, 2010
	Consumer		Consumer
(In thousands)	Secured	Unsecured	Secured	Unsecured
Credit risk profile based on payment activity:
Performing	$14,134	$7,138	$22,498	$5,915
Nonperforming	80	13	109	10
Total	$14,214	$7,151	$22,607	$5,925

4.	Other Real Estate Owned

OREO was as follows as of the date indicated:

December 31, (In thousands)	2011	2010
Construction and land development	$21,951	$18,016
Residential real estate	5,591	3,203
Farmland and other commercial enterprises	10,615	9,326
Total	$38,157	$30,545

OREO activity for 2011 and 2010 was as follows:

(In thousands)	2011	2010
Beginning balance	$30,545	$31,232
Transfers from loans	26,586	17,771
Proceeds from sales	(13,029)	(13,564)
Loss on sales	(516)	(799)
Write downs and other decreases, net	(5,429)	(4,095)
Ending balance	$38,157	$30,545

5.	Premises and Equipment

Premises and equipment consist of the following.

December 31, (In thousands)	2011	2010
Land, buildings, and leasehold improvements	$58,195	$56,744
Furniture and equipment	18,547	19,935
Total premises and equipment	76,742	76,679
Less accumulated depreciation and amortization	(37,972)	(37,067)
Premises and equipment, net	$38,770	$39,612

Depreciation and amortization of premises and equipment was $3.5 million, $3.8 million, and $4.0 million in 2011, 2010, and 2009, respectively.

6.  Deposit Liabilities

At December 31, 2011 the scheduled maturities of time deposits were as follows.

(In thousands)	Amount
2012	$408,563
2013	139,559
2014	52,408
2015	26,873
2016	10,802
Thereafter	9,464
Total	$647,669

Time deposits of $100,000 or more at December 31, 2011 and 2010 were $218 million and $241 million, respectively.  Interest expense on time deposits of $100,000 or more was $4.5 million, $7.1 million, and $11.2 million for 2011, 2010, and 2009, respectively.

Effective in the third quarter 2010, the Federal Deposit Insurance Corporation (“FDIC”) permanently raised its standard maximum insurance amount per depositor from $100,000 to $250,000. At December 31, 2011 and 2010, the Company had $39.0 million and $44.8 million, respectively, of time deposits outstanding in amounts of $250,000 or more.

Deposits from directors, executive officers, and principal shareholders (including deposits from affiliated companies of which they are principal owners) and deposits from members of the immediate family of such persons were $19.1 million and $19.2 million at December 31, 2011 and 2010, respectively. Such deposits were accepted in the normal course of business on substantially the same terms as those prevailing at the time for comparable transactions with other customers.

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

December 31, (Dollars in thousands)	2011	2010
Federal funds purchased and securities sold under agreement to repurchase	$27,022	$46,989
Other		420
Total short-term	$27,022	$47,409

Average balance during the year	$38,043	$46,483
Maximum month-end balance during the year	72,810	76,848
Average interest rate during the year	.50%	.70%
Average interest rate at year-end	.53	.56

8.	Securities Sold Under Agreements to Repurchase and Other Long-term Borrowings

Long-term securities sold under agreements to repurchase and other borrowings represent borrowings with an original maturity of one year or more. The table below displays a summary of the ending balance and average rate for borrowed funds on the dates indicated.

		Average		Average
December 31, (Dollars in thousands)	2011	Rate	2010	Rate
Federal Home Loan Bank advances	$40,694	4.14%	$53,155	4.01%
Subordinated notes payable	48,970	4.16	48,970	4.11
Securities sold under agreements to repurchase	150,000	3.96	150,000	3.96
Other			84	2.32
Total long-term	$239,664	4.03%	$252,209	4.00%

Long-term FHLB advances are made pursuant to several different credit programs, which have their own interest rates and range of maturities. At December 31, 2011, interest rates on FHLB advances are fixed and range between 2.60% and 6.90%, averaging 4.14%, over a remaining maturity period of up to nine years. At December 31, 2010, interest rates on FHLB advances ranged between 2.60% and 6.90%, averaging 4.01%, over a remaining maturity period of up to ten years. Long-term FHLB borrowings of $28.0 million and $35.0 million at year-end 2011 and 2010, respectively, are putable quarterly. Long-term FHLB advances of $10.0 million at December 31, 2011 and 2010 are convertible to a floating interest rate. These advances may convert, at FHLB’s option, to a floating interest rate indexed to the three-month LIBOR only if LIBOR equals or exceeds 7%. Three-month LIBOR was at .58% and .30% at year-end 2011 and 2010, respectively

For FHLB advances, the subsidiary banks pledge FHLB stock and fully disbursed, otherwise unencumbered, 1-4 family first mortgage loans as collateral for these advances as required by the FHLB. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to an additional $65.8 million from the FHLB at year-end 2011.

During 2005 the Company completed two private offerings of trust preferred securities through two separate Delaware statutory trusts sponsored by the Company.  Farmers Capital Bank Trust I (“Trust I”) sold $10.0 million of preferred securities and Farmers Capital Bank Trust II (“Trust II”) sold $15.0 million of preferred securities.  The proceeds from the offerings were used to fund the cash portion of the acquisition of Citizens Bancorp, Inc., the former parent company of Citizens Northern.

Farmers Capital Bank Trust III (“Trust III”), a Delaware statutory trust sponsored by the Company, was formed during 2007 for the purpose of financing the cost of acquiring Company shares under a share repurchase program. Trust III sold $22.5 million of 6.60% (fixed through November 2012, thereafter at a variable rate of interest, reset quarterly, equal to the 3-month LIBOR plus a predetermined spread of 132 basis points) trust preferred securities to the public. The trust preferred securities, which pay interest quarterly, mature on November 1, 2037, may be redeemed by the Trust at par any time on or after November 1, 2012. Trust I, Trust II, and Trust III are hereafter collectively referred to as the “Trusts”.

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

The subordinated notes are redeemable in whole or in part, without penalty, at the Company’s option beginning September 30, 2010 and mature on September 30, 2035 with respect to Trust I and Trust II.  For Trust III, the subordinated notes are redeemable in whole or in part, without penalty, at the Company’s option on or after November 1, 2012. The notes are junior in right of payment of all present and future senior indebtedness. At December 31, 2011 and 2010 the balance of the subordinated notes payable to Trust I, Trust II, and Trust III was $10.3 million, $15.5 million, and $23.2 million, respectively. The interest rates in effect as of the last determination date in 2011 were 1.87%, 2.02%, and 6.60% for Trust I, Trust II, and Trust III, respectively. For 2010 these rates were 1.79%, 1.94%, and 6.60% for Trust I Trust II, and Trust III, respectively.

The Company is not considered the primary beneficiary of the Trusts; therefore the Trusts are not consolidated into its financial statements. Accordingly, the Company does not report the securities issued by the Trusts as liabilities, but instead reports as liabilities the subordinated notes issued by the Company and held by the Trusts.  The Company, which owns all of the common securities of the Trusts, accounts for its investment in each of the Trusts as assets.  The Company records interest expense on the corresponding notes issued to the Trusts on its statement of operations.

The subordinated notes may be included in Tier 1 capital (with certain limitations applicable) under current regulatory capital guidelines and interpretations.  The amount of subordinated notes in excess of the limit may be included in Tier 2 capital, subject to restrictions.

During 2007, the Company entered into a balance sheet leverage transaction whereby it borrowed $200 million in multiple fixed rate term repurchase agreements with an initial weighted average cost of 3.95% and invested the proceeds in Government National Mortgage Association (“GNMA”) bonds, which were pledged as collateral. The Company is required to secure the borrowed funds by GNMA bonds valued at 106% of the outstanding principal balance. The borrowings have an outstanding balance of $150 million at December 31, 2011 with remaining maturities as follows: $50 million due November 2012 and the remaining $100 million due November 2017. At December 31, 2011, $100 million of the borrowings are putable quarterly and the remaining $50 million are putable quarterly beginning in the fourth quarter of 2012. The repurchase agreements are held by each of the Company’s three subsidiary banks that are participating in the transaction and are guaranteed by the Parent Company.

Maturities of long-term borrowings at December 31, 2011 are as follows:

(In thousands)	Amount
2012	$61,225
2013	2,000
2014	8,046
2015
2016
Thereafter	168,393
Total	$239,664

9.	Income Taxes

The components of income tax expense are as follows:

December 31, (In thousands)	2011	2010	2009
Currently payable	$1,580	$5,429	$752
Deferred	(2,227)	(3,392)	(9,905)
Total applicable to operations	(647)	2,037	(9,153)
Deferred tax charged (credited) to components of shareholders’ equity:
Unfunded status of postretirement benefits	(500)	643	(234)
Net unrealized securities gains	3,593	(2,239)	841
Total income taxes	$2,446	$441	$(8,546)

An analysis of the difference between the effective income tax rates and the statutory federal income tax rate follows.

December 31,	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
Changes from statutory rates resulting from:
Tax-exempt interest	(51.5)	(15.3)	3.0
Nondeductible interest to carry tax-exempt obligations	3.6	1.3	(.3)
Goodwill impairment			(22.7)
Tax credits	(13.0)	(2.5)	.8
Premium income not subject to tax	(5.5)	(3.9)	.6
Company-owned life insurance	(15.2)	8.2	.8
Uncertain tax position	14.3
Other, net	1.4	(.1)	(.2)
Effective tax rate on pretax income	(30.9)%	22.7%	17.0%

The tax effects of the significant temporary differences that comprise deferred tax assets and liabilities at December 31, 2011 and 2010 are as follows:

December 31, (In thousands)	2011	2010
Assets
Allowance for loan losses	$9,907	$10,089
Deferred directors’ fees	280	280
Postretirement benefit obligations	5,057	4,159
Other real estate owned	1,422	1,150
Partnership investments	1,395	470
Self-funded insurance	169	172
Paid time off	656	651
Depreciation	140
Intangibles	3,749	3,919
Other	82	60
Total deferred tax assets	22,857	20,950
Liabilities
Unrealized gains on available for sale investment securities, net	4,854	1,261
Prepaid expenses	628	647
Federal Home Loan Bank stock dividends	1,080	1,078
Deferred loan fees	852	1,041
Lease financing operations	758	1,372
Total deferred tax liabilities	8,172	5,399
Net deferred tax asset	$14,685	$15,551

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2011.

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

During the first quarter of 2011 the Company became aware that this customer had received verbal notification of the IRS’s intent to issue an adverse ruling regarding the qualified status of the financing.  At that time, the Company had a potential accumulated tax liability of $402 thousand at risk related to the determination for the tax years 2007 through 2010.   Under ASC 740, “Income Taxes”, the Company is required to recognize a tax position when it is more likely than not that the position would be sustained in a tax examination, with the tax examination being presumed to occur.  Additionally, ASC 740 indicates that a subsequent change in facts and circumstances should be recognized in the period in which the change occurs.   As such, the Company recorded an accrual of $449 thousand including the $402 thousand accumulated tax liability and interest of $47 thousand in the first quarter of 2011. The amount of this tax liability was reduced by $151 thousand during the third quarter of 2011 due to the statute of limitations expiring on a portion of the potential tax payment.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	2011	2010
Balance, beginning of year	$0	$0
Additions to tax positions of prior years	266
Balance, end of year	$266	$0

The $266 thousand represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.  The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The Company’s policy is to record the accrual of interest or penalties relative to unrecognized tax benefits, if any, in its income tax expense accounts. The total amount of interest recorded in the income tax expense (benefit) line item of the income statement for the year ended December 31, 2011 was $32 thousand and none for the years ended December 31, 2010 and 2009. The amount accrued for interest at December 31, was $32 thousand for 2011 and none for 2010. No penalties were accrued or recorded during the three year period.

The Company files U.S. federal and various state income tax returns. The Company is no longer subject to income tax examinations by taxing authorities for the years before 2008.

10.	Retirement Plans

The Company maintains a salary savings plan that covers substantially all of its employees. Beginning in 2010, the Company matched voluntary tax deferred employee contributions at 50% of eligible deferrals up to a maximum of 6% of the participants’ compensation. During 2009, the Company matched all eligible voluntary tax deferred employee contributions up to 6% of the participant’s compensation. The Company may, at the discretion of its Board, contribute an additional amount based upon a percentage of covered employees’ salaries. The Company did not make a discretionary contribution during 2011, 2010, or 2009. Discretionary contributions are allocated among participants in the ratio that each participant’s compensation bears to all participants’ compensation. Eligible employees are presented with various investment alternatives related to the salary savings plan. Those alternatives include various stock and bond mutual funds that vary from traditional growth funds to more stable income funds as well as an option to invest in bank certificates of deposits. Company shares are not an available investment alternative in the salary savings plan. The total retirement plan expense for 2011, 2010, and 2009 was $470 thousand, $514 thousand, and $1.1 million, respectively.

In connection with the acquisition of Citizens Northern, the Company acquired nonqualified supplemental retirement plans for certain key employees. Benefits provided under these plans are unfunded, and payments to plan participants are made by the Company.

The following schedules set forth a reconciliation of the changes in the supplemental retirement plans’ benefit obligation and funded status for the years ended December 31, 2011 and 2010.

(In thousands)	2011	2010
Change in Benefit Obligation
Obligation at beginning of year	$646	$565
Service cost	22	35
Interest cost	32	33
Actuarial loss	33	29
Benefit payments	(27)	(16)
Obligation at end of year	$706	$646

The following table provides disclosure of the net periodic benefit cost as of December 31 for the years indicated.

(In thousands)	2011	2010
Service cost	$22	$35
Interest cost	32	33
Recognized net actuarial loss	2	4
Net periodic benefit cost	$56	$72
Major assumptions:
Discount rate used to determine net period benefit cost	5.55%	6.00%
Discount rate used to determine benefit obligation at year end	4.39	5.55

The following table presents estimated future benefit payments in the period indicated.

(In thousands)	Supplemental Retirement Plan
2012	$28
2013	28
2014	28
2015	28
2016	28
2017-2021	260
Total	$400

Amounts recognized in accumulated other comprehensive income as of December 31, 2011 and 2010 are as follows:

(In thousands)	2011	2010
Unrecognized net actuarial loss	$157	$125
Total	$157	$125

The estimated cost that will be amortized from accumulated other comprehensive income into net periodic cost over the next fiscal year is as follows:

(In thousands)	Supplemental Retirement Plan
Unrecognized net actuarial loss	$8
Total	$8

11.	Common Stock Options

During 1997 the Company’s Board of Directors approved a nonqualified stock option plan (the “Plan”), subsequently approved by the Company’s shareholders, that has provided for the granting of stock options to key employees and officers of the Company. The Plan provides for the granting of options to purchase up to 450,000 shares of the Company’s common stock at a price equal to the fair value of the Company’s common stock on the date the option is granted. The term of the options expires after ten years from the date on which the options are granted. Options granted under the Plan vest ratably over various time periods ranging from three to seven years, and must be held for a minimum of one year before they can be exercised. Forfeited options are available for the granting of additional stock options under the Plan. Options forfeited from the initial grant in 1997 were used to grant options during 2000 and 2004. Total options granted were 450,000, 54,000, and 40,049 in the years 1997, 2000, and 2004, respectively. All outstanding options granted under the Plan are vested. At December 31, 2011 there were 52,172 options available for future grants under the Plan.

As detailed below, there was no change in the number of options and related weighted average price outstanding during 2011.

	2011
	Shares	Weighted Average Exercise Price
Options outstanding at beginning and end of year	24,049	$34.80
Options exercisable at year-end	24,049	$34.80

Options outstanding at year-end 2011 have a remaining contractual life of 2.83 years. The aggregate intrinsic value for options outstanding and options exercisable at December 31, 2011 was zero since the exercise price of options outstanding was in excess of the market price of the Company’s stock. There were no options exercised or granted in any year in the three-year periods ending December 31, 2011, nor were there any modifications or cash paid to settle stock option awards during these periods.

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

The following schedules set forth a reconciliation of the changes in the plans benefit obligation and funded status for the years ended December 31, 2011 and 2010.

(In thousands)	2011	2010
Change in Benefit Obligation
Obligation at beginning of year	$11,760	$12,524
Service cost	432	396
Interest cost	605	607
Actuarial loss (gain)	1,750	(1,523)
Participant contributions	86	76
Benefit payments	(339)	(320)
Obligation at end of year	$14,294	$11,760

The following table provides disclosure of the net periodic benefit cost as of December 31 for the years indicated.

(In thousands)	2011	2010
Service cost	$432	$397
Interest cost	605	607
Amortization of transition obligation	102	101
Recognized prior service cost	257	257
Net periodic benefit cost	$1,396	$1,362
Major assumptions:
Discount rate used to determine net periodic benefit cost	5.55%	6.00%
Discount rate used to determine benefit obligation as of year end	4.39	5.55
Retiree participation rate (Plan 1)	100.00	100.00
Retiree participation rate (Plan 2)	72.00	72.00

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. For measurement purposes, the rate of increase in pre-Medicare medical care claims costs was 9%, 8%, and 7% in 2012, 2013, and 2014, respectively, then grading down by .5% annually to 5% for 2015 and thereafter. For dental claims cost, it was 5% for 2011 and thereafter. A 1% change in the assumed health care cost trend rates would have the following incremental effects:

(In thousands)	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$290	$(220)
Effect on accumulated postretirement benefit obligation	2,922	(2,289)

The following table presents estimated future benefit payments in the period indicated.

(In thousands)	Postretirement Medical Benefits
2012	$367
2013	383
2014	413
2015	432
2016	457
2017-2021	2,934
Total	$4,986

Amounts recognized in accumulated other comprehensive income as of December 31, 2011 and 2010 are as follows:

(In thousands)	2011	2010
Unrecognized net actuarial loss	$2,469	$719
Unrecognized transition obligation	101	203
Unrecognized prior service cost	896	1,153
Total	$3,466	$2,075

The estimated costs that will be amortized from accumulated other comprehensive income into net periodic cost over the next fiscal year are as follows.

(In thousands)	Postretirement Medical Benefits
Transition obligation	$101
Unrecognized prior service cost	257
Unrecognized net actuarial loss	57
Total	$415

13.	Leases

The Company leases certain branch sites and banking equipment under various operating leases. Branch site leases have renewal options of varying lengths and terms. The following table presents estimated future minimum rental commitments under these leases for the period indicated.

(In thousands)	Operating Leases
2012	$367
2013	342
2014	333
2015	291
2016	232
Thereafter	692
Total	$2,257

Rent expense was $451 thousand, $568 thousand, and $772 thousand for 2011, 2010, and 2009, respectively.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Total commitments to extend credit were $118 million and $127 million at December 31, 2011 and 2010, respectively. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit, if deemed necessary by the Company, is based on management’s credit evaluation of the counter-party. Collateral held varies, but may include accounts receivable, marketable securities, inventory, premises and equipment, residential real estate, and income producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The credit risk involved in issuing letters of credit is essentially the same as that received when extending credit to customers. The fair value of these instruments is not considered material for disclosure. The Company had $25.0 million and $18.1 million in irrevocable letters of credit outstanding at December 31, 2011 and 2010, respectively.

The contractual amount of financial instruments with off-balance sheet risk was as follows at year-end.

December 31,	2011		2010
(In thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit, including unused lines of credit	$34,399	$83,173	$45,695	$81,069
Standby letters of credit	2,942	22,047	3,893	14,175
Total	$37,341	$105,220	$49,588	$95,244

15.	Concentration of Credit Risk

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

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. As of December 31, 2011, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material effect upon the consolidated financial statements of the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the tables below) of Tier 1 and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). As of December 31, 2011, the most recent notification from the FDIC categorized the banks as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the banks must maintain minimum Tier 1 Risk-based, Total Risk-based, and Tier 1 Leverage ratios as set forth in the tables. There are no conditions or events since that notification that management believes have changed the institutions’ category. As noted below under the caption “Summary of Regulatory Agreements”, three of the Company’s subsidiary banks are required to maintain certain capital ratios that exceed the regulatory established well-capitalized status.

The regulatory capital amounts and ratios of the consolidated Company and its subsidiary banks are presented in the following tables for the dates indicated.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
December 31, 2011 (Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Risk-based Capital1
Consolidated	$192,648	16.68%	$46,194	4.00%	N/A	N/A
Farmers Bank & Capital Trust Company	70,101	17.58	15,954	4.00	$23,932	6.00%
First Citizens Bank	28,025	13.47	8,323	4.00	12,485	6.00
United Bank & Trust Company	48,744	13.51	14,437	4.00	21,656	6.00
Citizens Bank of Northern Kentucky, Inc.	21,553	12.24	7,045	4.00	10,568	6.00
Total Risk-based Capital 1
Consolidated	$207,254	17.95%	$92,388	8.00%	N/A	N/A
Farmers Bank & Capital Trust Company	75,151	18.84	31,909	8.00	$39,886	10.00%
First Citizens Bank	29,579	14.21	16,647	8.00	20,809	10.00
United Bank & Trust Company	53,368	14.79	28,874	8.00	36,093	10.00
Citizens Bank of Northern Kentucky, Inc.	23,764	13.49	14,091	8.00	17,614	10.00
Tier 1 Leverage Capital 2
Consolidated	$192,648	9.99%	$77,162	4.00%	N/A	N/A
Farmers Bank & Capital Trust Company	70,101	9.47	29,611	4.00	$37,013	5.00%
First Citizens Bank	28,025	8.93	12,550	4.00	15,688	5.00
United Bank & Trust Company	48,744	8.44	23,105	4.00	28,881	5.00
Citizens Bank of Northern Kentucky, Inc.	21,553	8.48	10,168	4.00	12,711	5.00

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

2	Tier 1 Leverage ratio is computed by dividing a bank’s Tier 1 Capital by its total quarterly average assets, as defined by regulation.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
December 31, 2010 (Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Risk-based Capital1
Consolidated	$187,237	15.35%	$48,794	4.00%	N/A	N/A
Farmers Bank & Capital Trust Company	66,013	15.59	16,935	4.00	$25,402	6.00%
First Citizens Bank	25,969	12.76	8,143	4.00	12,214	6.00
United Bank & Trust Company	51,347	12.91	15,908	4.00	23,863	6.00
Citizens Bank of Northern Kentucky, Inc.	20,552	11.42	7,196	4.00	10,795	6.00
Total Risk-based Capital 1
Consolidated	$202,652	16.61%	$97,588	8.00%	N/A	N/A
Farmers Bank & Capital Trust Company	71,386	16.86	33,870	8.00	$42,337	10.00%
First Citizens Bank	27,481	13.50	16,286	8.00	20,357	10.00
United Bank & Trust Company	56,408	14.18	31,817	8.00	39,771	10.00
Citizens Bank of Northern Kentucky, Inc.	22,812	12.68	14,393	8.00	17,991	10.00
Tier 1 Leverage Capital 2
Consolidated	$187,237	9.39%	$79,761	4.00%	N/A	N/A
Farmers Bank & Capital Trust Company	66,013	8.55	30,868	4.00	$38,586	5.00%
First Citizens Bank	25,969	8.46	12,285	4.00	15,356	5.00
United Bank & Trust Company	51,347	8.24	24,935	4.00	31,168	5.00
Citizens Bank of Northern Kentucky, Inc.	20,552	8.04	10,227	4.00	12,784	5.00

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

Payment of dividends by the Company’s subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. Generally, capital distributions are limited to undistributed net income for the current and prior two years, subject to the capital requirements as summarized above. At December 31, 2011, three of the Company’s subsidiary banks are required to obtain regulatory approval before declaring or paying a dividend to the Parent Company as a result of agreements that were entered into with their primary regulator. The payment of dividends by the Parent Company to its shareholders is also subject to approval as a result of regulatory agreement. The regulatory agreements, which are summarized below, also require three of the Company’s subsidiary banks to maintain capital ratios that exceed the regulatory established well-capitalized status.

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

Parent Company

Primarily due to the regulatory actions and capital requirements at three of the Company’s subsidiary banks (as discussed below), the Federal Reserve Bank of St. Louis (“FRB St. Louis”) and Kentucky Department of Financial Institutions (“KDFI”) proposed the Company enter into a Memorandum of Understanding (“Memorandum”).  The Company’s board approved entry into the Memorandum at a regular board meeting during the fourth quarter of 2009.  Pursuant to the Memorandum, the Company agreed that it would develop an acceptable capital plan to ensure that the consolidated organization remains well-capitalized and each of its subsidiary banks meet the capital requirements imposed by their regulator as summarized below.

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

Farmers Bank.  In November of 2009, the KDFI and FRB St. Louis entered into a Memorandum with Farmers Bank.  The Memorandum requires that Farmers Bank obtain written consent prior to declaring or paying the Parent Company a cash dividend and to achieve and maintain a Tier 1 Leverage ratio of 8.0% by June 30, 2010.  The Parent Company injected from its reserves $11 million in capital into Farmers Bank subsequent to the Memorandum.

At June 30, 2010, Farmers Bank had a Tier 1 Leverage ratio of 7.98% and a Total Risk-based Capital ratio of 15.78%. Subsequent to June 30, 2010, the Parent Company injected into Farmers Bank an additional $200 thousand in capital in order to raise its Tier 1 Leverage ratio to 8.0% to comply with the Memorandum. At December 31, 2011, Farmers Bank had a Tier 1 Leverage ratio of 9.47% and a Total Risk-based Capital ratio of 18.84%.

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

United Bank.  In November of 2009, the Federal Deposit Insurance Corporation (“FDIC”) and United Bank entered into a Cease and Desist Order (“C&D”) primarily as a result of its level of nonperforming assets.  The C&D was terminated in December 2011 coincident with the issuance of a Consent Order (“Consent Order”) entered into between the parties. The Consent Order is substantially the same as the C&D, with the primary exception being that United Bank must achieve and maintain a Tier 1 Leverage ratio of 9.0% and a Total Risk-based Capital ratio of 13% no later than March 31, 2012.   At December 31, 2011, United Bank had a Tier 1 Leverage ratio of 8.44% and a Total Risk-based Capital ratio of 14.79%. Based on current estimates, the Parent Company has adequate cash levels as of December 31, 2011 to inject additional capital into United Bank, if determined necessary, for it to meet the higher minimum Tier 1 Leverage ratio requirement at March 31, 2012. The Parent Company has injected from its reserves $12.4 million of capital into United Bank since 2009.

Other components in the regulatory order include stricter oversight and reporting to its regulators in terms of complying with the Order. It also includes an increase in the level of reporting by management to its board of directors of its financial results, budgeting, and liquidity analysis, as well as restricting the bank from extending additional credit to borrowers with credits classified as substandard, doubtful or special mention in the report of examination. There is also a requirement to develop a written contingency plan if the bank is unable to meet the capital levels established in the Consent Order.

Citizens Northern.  The KDFI and the FDIC entered into a Memorandum with Citizens Northern on September 8, 2010.  The Memorandum requires that Citizens Northern obtain written consent prior to declaring or paying a dividend and to increase Tier 1 Leverage ratio to equal or exceed 7.5% prior to September 30, 2010 and to achieve and maintain Tier 1 Leverage ratio to equal or exceed 8.0% prior to December 31, 2010.  In December 2010, the Parent Company injected $250 thousand of capital into Citizens Northern to bring its Tier 1 Leverage ratio up to 8.04% as of year-end 2010.  At December 31, 2011, Citizens Northern had a Tier 1 Leverage ratio of 8.48% and a Total Risk-based Capital ratio of 13.49%.

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

Regulators continue to monitor the Company’s progress and compliance with the regulatory agreements through periodic on-site examinations, regular communications, and quarterly data analysis. At the Parent Company and at each of its bank subsidiaries, the Company believes it is adequately addressing all issues of the regulatory agreements to which it is subject. However, only the respective regulatory agencies can determine if compliance with the applicable regulatory agreements have been met. The Company and its subsidiary banks are in compliance with the requirements identified in the regulatory agreements as of December 31, 2011.

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

18.	Fair Value Measurements

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

Available for sale investment securities are the Company’s only balance sheet item that meets the disclosure requirements for instruments measured at fair value on a recurring basis. Disclosures as of December 31, 2011 and 2010 are as follows:

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2011
Obligations of U.S. government-sponsored entities	$96,163		$96,163
Obligations of states and political subdivisions	84,619		84,619
Mortgage-backed securities – residential	408,863		408,863
Mortgage-backed securities – commercial	209		209
Mutual funds and equity securities	1,601	$1,601
Corporate debt securities	6,364		6,364
Total	$597,819	$1,601	$596,218	$0

December 31, 2010
U.S. Treasury securities	$1,044	$1,044
Obligations of U.S. government-sponsored entities	41,613		$41,613
Obligations of states and political subdivisions	74,799		74,799
Mortgage-backed securities – residential	319,930		319,930
Mutual funds and equity securities	190	190
Corporate debt securities	6,606		6,606
Total	$444,182	$1,234	$442,948	$0

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

Impaired loans were $138 million and $130 million at year-end 2011 and 2010, respectively. The amount of impaired loans at December 31, 2011 includes $30.2 million that were adjusted downward to their estimated fair value of $26.0 million during 2011. For year-end 2010, the amount of impaired loans includes $17.7 million that were adjusted downward to their estimated fair value of $16.7 million.

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

At December 31, 2011 and December 31, 2010 OREO was $38.2 million and $30.5 million, respectively. OREO at year-end 2011 includes $19.7 million that was written down to its estimated fair value of $14.8 million in 2011, resulting in an impairment charge of $4.9 million included in earnings. For year-end 2010, OREO includes $19.7 million that was written down to its estimated fair value of $15.8 million, resulting in an impairment charge of $3.9 million included in earnings. In addition to the impairment charges on OREO measured at fair value on a nonrecurring basis, the Company had a net loss on the sale of OREO of $516 thousand and $799 thousand for 2011 and 2010, respectively.

The following table represents the carrying amount of assets measured at fair value on a nonrecurring basis and still held by the Company as of the dates indicated. The amounts in the table only represent assets whose carrying amount has been adjusted by impairment charges to their estimated fair value subsequent to initial recognition in a manner as described above; therefore, these amounts will differ from the total amounts outstanding. Impaired loan amounts in the tables below exclude restructured loans since they are measured based on present value techniques, which are outside the scope of the fair value reporting framework.

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Charges
December 31, 2011
Impaired Loans
Real estate-construction and land development	$18,636			$18,636	$1,009
Real estate mortgage-residential	8,160			8,160	328
Real estate mortgage-farmland and other commercial enterprises	12,928			12,928	2,918
Commercial and industrial	293			293
Consumer	47			47
Total-Impaired Loans	$40,064			$40,064	$4,255

OREO
Real estate-construction and land development	$8,826			$8,826	$3,754
Real estate mortgage-residential	1,217			1,217	140
Real estate mortgage-farmland and other commercial enterprises	4,785			4,785	1,007
Total-OREO	$14,828			$14,828	$4,901

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Charges
December 31, 2010
Impaired Loans
Real estate-construction and land development	$12,573			$12,573	$52
Real estate mortgage-residential	10,376			10,376	359
Real estate mortgage-farmland and other commercial enterprises	9,331			9,331	505
Commercial and industrial	133			133	27
Consumer	38			38
Total-Impaired Loans	$32,451			$32,451	$943

OREO
Real estate-construction and land development	$12,381			$12,381	$3,144
Real estate mortgage-residential	630			630	294
Real estate mortgage-farmland and other commercial enterprises	2,810			2,810	428
Total-OREO	$15,821			$15,821	$3,866

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows for the dates indicated.

December 31,	2011		2010
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$94,309	$94,309	$182,056	$182,056
Investment securities:
Available for sale	597,819	597,819	444,182	444,182
Held to maturity	875	974	930	844
FHLB and similar stock	9,515	N/A	9,515	N/A
Loans, net	1,043,844	1,043,824	1,164,056	1,157,606
Accrued interest receivable	6,619	6,619	7,258	7,258

Liabilities
Deposits	1,435,065	1,441,490	1,463,572	1,470,277
Federal funds purchased and other short-term borrowings	27,022	27,022	47,409	47,409
Securities sold under agreements to repurchase and other long-term borrowings	190,694	212,176	203,239	219,709
Subordinated notes payable to unconsolidated trusts	48,970	20,982	48,970	27,234
Accrued interest payable	2,375	2,375	2,811	2,811

19.	Parent Company Financial Statements

Condensed Balance Sheets

December 31, (In thousands)	2011	2010
Assets
Cash and cash equivalents	$18,362	$16,249
Investment in subsidiaries	192,486	183,158
Other assets	793	3,752
Total assets	$211,641	$203,159
Liabilities
Dividends payable	$188	$188
Subordinated notes payable to unconsolidated trusts	48,970	48,970
Other liabilities	5,426	4,105
Total liabilities	54,584	53,263
Shareholders’ Equity
Preferred stock	29,115	28,719
Common stock	931	926
Capital surplus	50,848	50,675
Retained earnings	69,520	68,678
Accumulated other comprehensive income	6,643	898
Total shareholders’ equity	157,057	149,896
Total liabilities and shareholders’ equity	$211,641	$203,159

Condensed Statements of Operations

Years Ended December 31, (In thousands)	2011	2010	2009
Income
Dividends from subsidiaries	$4,511	$6,627	$7,465
Interest	16	12	53
Other noninterest income	3,369	3,637	3,457
Total income	7,896	10,276	10,975
Expense
Interest expense-subordinated notes payable to unconsolidated trusts	2,026	2,035	2,178
Interest expense on other borrowed funds	2	2
Noninterest expense	3,484	3,689	4,097
Total expense	5,512	5,726	6,275
Income before income tax (benefit) expense and equity in undistributed income of subsidiaries	2,384	4,550	4,700
Income tax (benefit) expense	(854)	411	(949)
Income before equity in undistributed income of subsidiaries	3,238	4,139	5,649
Equity in undistributed (loss) income of subsidiaries	(500)	2,793	(50,391)
Net income (loss)	$2,738	$6,932	$(44,742)

Condensed Statements of Cash Flows

Years Ended December 31, (In thousands)	2011	2010	2009
Cash Flows From Operating Activities
Net income (loss)	$2,738	$6,932	$(44,742)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed loss (income) of subsidiaries	500	(2,793)	50,391
Noncash employee stock purchase plan expense	3	2	5
Change in other assets and liabilities, net	1,253	1,917	(1,043)
Deferred income tax expense (benefit)	735	(850)	253
Net cash provided by operating activities	5,229	5,208	4,864
Cash Flows From Investing Activities
Return of equity from nonbank subsidiary		1,150
Investment in nonbank subsidiaries		(800)	(100)
Investment in bank subsidiaries	(4,000)	(3,350)	(22,500)
Proceeds from liquidation of company-owned life insurance	2,248	8,567
Net cash (used in) provided by investing activities	(1,752)	5,567	(22,600)
Cash Flows From Financing Activities
Proceeds from issuance of preferred stock, net of issue costs			29,961
Dividends paid, common and preferred stock	(1,500)	(2,237)	(9,222)
Shares issued under Employee Stock Purchase Plan	136	157	249
Net cash (used in) provided by financing activities	(1,364)	(2,080)	20,988
Net increase in cash and cash equivalents	2,113	8,695	3,252
Cash and cash equivalents at beginning of year	16,249	7,554	4,302
Cash and cash equivalents at end of year	$18,362	$16,249	$7,554

20.	Quarterly Financial Data (Unaudited)

(In thousands, except per share data)
Quarters Ended 2011	March 31	June 30	Sept. 30	Dec. 31
Interest income	$20,168	$20,133	$19,493	$18,555
Interest expense	6,512	6,311	6,096	5,751
Net interest income	13,656	13,822	13,397	12,804
Provision for loan losses	2,441	4,528	3,232	3,286
Net interest income after provision for loan losses	11,215	9,294	10,165	9,518
Noninterest income	5,893	6,340	6,260	5,898
Noninterest expense	15,282	15,507	16,959	14,744
Income (loss) before income taxes	1,826	127	(534)	672
Income tax expense (benefit)	781	(42)	(806)	(580)
Net income	1,045	169	272	1,252
Dividends and accretion on preferred shares	(472)	(473)	(474)	(477)
Net income (loss) available to common shareholders	$573	$(304)	$(202)	$775
Net income (loss) per common share, basic and diluted	$.08	$(.04)	$(.03)	$.10
Weighted average shares outstanding, basic and diluted	7,412	7,420	7,427	7,437

(In thousands, except per share data)
Quarters Ended 2010	March 31	June 30	Sept. 30	Dec. 31
Interest income	$23,382	$23,475	$22,105	$20,789
Interest expense	9,932	9,198	8,478	7,340
Net interest income	13,450	14,277	13,627	13,449
Provision for loan losses	1,926	5,490	6,244	3,573
Net interest income after provision for loan losses	11,524	8,787	7,383	9,876
Noninterest income	7,490	9,869	10,324	6,427
Noninterest expense	16,497	15,205	15,927	15,082
Income before income taxes	2,517	3,451	1,780	1,221
Income tax expense	572	610	525	330
Net income	1,945	2,841	1,255	891
Dividends and accretion on preferred shares	(466)	(466)	(469)	(470)
Net income available to common shareholders	$1,479	$2,375	$786	$421
Net income per common share, basic and diluted	$.20	$.32	$.11	$.06
Weighted average shares outstanding, basic and diluted	7,379	7,384	7,393	7,402

21.	Goodwill and Intangible Assets

In connection with its annual goodwill impairment analysis during 2009, the Company determined that the value of its previously recorded goodwill was significantly less than the carrying value. This resulted in a one-time, non-cash pretax impairment charge of $52.4 million or 100% of the carrying value. The impairment charge was recorded in noninterest expense and did not negatively impact the Company’s or its subsidiary banks’ regulatory or tangible capital ratios.

Acquired core deposit and customer relationship intangible assets were as follows as of December 31 for the years indicated.

	2011			2010
Amortized Intangible Assets (In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Core deposit intangibles	$12,765	$10,965	$1,800	$12,765	$10,050	$2,715
Other customer relationship intangibles	3,689	3,080	609	3,689	2,852	837
Total	$16,454	$14,045	$2,409	$16,454	$12,902	$3,552

Aggregate amortization expense of core deposit and customer relationship intangible assets was $1.1 million, $1.4 million, and $2.0 million for 2011, 2010, and 2009, respectively. Core deposit and customer relationship intangible assets are scheduled to be fully amortized by 2015. Estimated amortization expense over the remaining four years is as follows:

(In thousands)	Amount
2012	$1,014
2013	540
2014	405
2015	450

22.	Preferred Stock and Warrant

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On September 14, 2011, the Audit Committee of the Registrant dismissed Crowe Horwath LLP (“Crowe”) and engaged BKD LLP (“BKD”) as its independent accountants.  Crowe’s service terminates at the completion of its audit and issuance of its related report on the Company’s financial statements filed on Form 10-K for the Company’s 2011 fiscal year ended December 31, 2011.  The change in the Registrant's independent accountants was the result of a competitive bidding process involving several accounting firms.

In connection with the audits of the two fiscal years ended December 31, 2010, and the subsequent interim period through September 14, 2011, there have been no disagreements with Crowe on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Crowe would have caused Crowe to make reference to the subject matter of the disagreements in connection with its reports. Crowe’s audit reports on the consolidated financial statements of the Company as of and for the years ended December 31, 2010 and 2009 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the Company’s two most recent fiscal years and the subsequent interim period through September 14, 2011.

During the two most recent fiscal years, and any subsequent interim period prior to engaging BKD, neither the Company, nor anyone on its behalf, consulted BKD regarding (i) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements,  and either a written report was provided to the Company or oral advice was provided that BKD concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).

The Company requested that Crowe furnish it with a letter addressed to the Securities and Exchange Commission (“SEC”) stating whether it agrees with the above statements.  A copy of Crowe’s letter to the SEC dated September 20, 2011 is attached as an exhibit to this report.

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

Management’s Assessment of the Company’s Internal Control over Financial Reporting.  Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, the Company’s management used the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

As a result of our assessment of the Company’s internal control over financial reporting, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officer1	Age	Positions and Offices With the Registrant	Years of Service With the Registrant

Lloyd C. Hillard, Jr.	65	President and Chief Executive Officer, Director2	19*

The Company has adopted a Code of Ethics that applies to the Company’s directors, officers and employees, including the Company’s chief executive officer and chief financial officer.  The Company makes available its Code of Ethics on its Internet website at www.farmerscapital.com.

Additional information required by Item 10 is hereby incorporated by reference from the Company's definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 8, 2012, which will be filed with the Commission on or about April 1, 2012, pursuant to Regulation 14A.

1	For Regulation O purposes, Frank W. Sower, Jr., Chairman of the Company’s board of directors, is considered an executive officer in name only.

2
Also a director of Farmers Bank, United Bank, First Citizens Bank, Citizens Northern, FCB Services, Farmers Insurance (Chairman), FFKT Insurance, EGT Properties, EKT Properties, and an administrative trustee of Farmers Capital Bank Trust I, Farmers Capital Bank Trust II, and Farmers Capital Bank Trust III.

*	Includes years of service with the Company and its subsidiaries.

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions

Item 14.  Principal Accounting Fees and Services

The information required by Items 11 through 14 is hereby incorporated by reference from the Company's definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 8, 2012, which will be filed with the Commission on or about April 1, 2012, pursuant to Regulation 14A.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1.	Financial Statements

The following consolidated financial statements and report of independent registered accounting firm of the Company is included in Part II, Item 8 on pages 88 through 137:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income (Loss)
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

16**	Letter re Change in Certifying Accountant

21**	Subsidiaries of the Registrant

23**	Consent of Independent Registered Public Accounting Firm

31.1**	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1**	Annual Certification of Chief Executive Officer Pursuant to 31 C.F.R. 30.15

99.2**	Annual Certification of Chief Financial Officer Pursuant to 31 C.F.R. 30.15

101***
The following financial information from Farmers Capital Bank Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Opeations, (iii) the Consolidated Statements of Comprehensive Income (Loss) (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholders’ Equity, and (vi) the Notes to the Consolidated Financial Statements.

*	Exhibit not included pursuant to Item 601(b)(4)(iii) and (v) of Regulation S-K. The Company will provide a copy of such exhibit to the Securities and Exchange Commission upon request.

**	Filed with this Annual Report on Form 10-K.

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

FARMERS CAPITAL BANK CORPORATION

By:	/s/ Lloyd C. Hillard, Jr
Lloyd C. Hillard, Jr.
President and Chief Executive Officer

Date:	March 6, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Lloyd C. Hillard, Jr	President, Chief Executive Officer and Director	March 6, 2012
Lloyd C. Hillard, Jr.	(principal executive officer of the Registrant)

/s/ Frank W. Sower, Jr.	Chairman	February 24, 2012
Frank W. Sower, Jr.

/s/ John R. Farris	Director	February 23, 2012
John R. Farris

/s/ Daniel M. Sullivan	Director	February 29, 2012
Daniel M. Sullivan

/s/ R. Terry Bennett	Director	February 23, 2012
R. Terry Bennett

/s/ Shelley S. Sweeney	Director	February 24, 2012
Shelley S. Sweeney

/s David R. O’Bryan	Director	February 28, 2012
David R. O’Bryan

/s/ Dr. William C. Nash	Director	February 25, 2012
Dr. William C. Nash

/s/ J.D. Sutterlin	Director	February 24, 2012
Dr. John D. Sutterlin

/s/ Marvin E. Strong, Jr.	Director	February 28, 2012
Marvin E. Strong, Jr.

/s/ J. Barry Banker	Director	February 27, 2012
J. Barry Banker

/s/ Michael J. Crawford	Director	February 27, 2012
Michael J. Crawford

/s/ Doug Carpenter	Executive Vice President, Secretary	March 6, 2012
C. Douglas Carpenter	and Chief Financial Officer (principal financial and accounting officer)

INDEX OF EXHIBITS

Exhibit
		Page

16	Letter re Change in Certifying Accountant	145

21	Subsidiaries of the Registrant	146

23	Consent of Independent Registered Public Accounting Firm	147

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	148

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	149

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	150

99.1	Annual Certification of Chief Executive Officer Pursuant to 31 C.F.R. 30.15	151

99.2	Annual Certification of Chief Financial Officer Pursuant to 31 C.F.R. 30.15	153