Form 10-Q
period 2012-03-31
FARMERS CAPITAL BANK CORP
filed 2012-05-09
CIK 713095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 OR 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Yes   ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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
7,453,883 shares outstanding at May 8, 2012

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Unaudited Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in thousands, except share data)	2012	2011
Assets
Cash and cash equivalents:
Cash and due from banks	$21,900	$28,842
Interest bearing deposits in other banks	62,052	62,226
Federal funds sold and securities purchased under agreements to resell	4,717	3,241
Total cash and cash equivalents	88,669	94,309
Investment securities:
Available for sale, amortized cost of $620,061 (2012) and $583,951 (2011)	633,375	597,819
Held to maturity, fair value of $985 (2012) and $974 (2011)	875	875
Total investment securities	634,250	598,694
Loans, net of unearned income	1,046,561	1,072,108
Allowance for loan losses	(27,053)	(28,264)
Loans, net	1,019,508	1,043,844
Premises and equipment, net	38,335	38,770
Company-owned life insurance	27,153	27,461
Intangible assets, net	2,155	2,409
Other real estate owned	41,750	38,157
Other assets	39,007	39,946
Total assets	$1,890,827	$1,883,590
Liabilities
Deposits:
Noninterest bearing	$234,658	$224,259
Interest bearing	1,212,545	1,210,806
Total deposits	1,447,203	1,435,065
Federal funds purchased and other short-term borrowings	27,945	27,022
Securities sold under agreements to repurchase and other long-term borrowings	180,582	190,694
Subordinated notes payable to unconsolidated trusts	48,970	48,970
Dividends payable	188	188
Other liabilities	26,204	24,594
Total liabilities	1,731,092	1,726,533
Shareholders’ Equity
Preferred stock, no par value 1,000,000 shares authorized; 30,000 Series A shares issued and outstanding at March 31, 2012 and December 31, 2011; Liquidation preference of $30,000	29,218	29,115
Common stock, par value $.125 per share 14,608,000 shares authorized; 7,453,883 and 7,446,445 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	932	931
Capital surplus	50,886	50,848
Retained earnings	72,351	69,520
Accumulated other comprehensive income	6,348	6,643
Total shareholders’ equity	159,735	157,057
Total liabilities and shareholders’ equity	$1,890,827	$1,883,590

See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Income

	Three Months Ended
	March 31,
(In thousands, except per share data)	2012	2011
Interest Income
Interest and fees on loans	$14,281	$16,180
Interest on investment securities:
Taxable	3,566	3,370
Nontaxable	527	533
Interest on deposits in other banks	35	83
Interest on federal funds sold and securities purchased under agreements to resell	1	2
Total interest income	18,410	20,168
Interest Expense
Interest on deposits	2,811	3,947
Interest on federal funds purchased and other short-term borrowings	25	62
Interest on securities sold under agreements to repurchase and other long-term borrowings	1,843	1,998
Interest on subordinated notes payable to unconsolidated trusts	524	505
Total interest expense	5,203	6,512
Net interest income	13,207	13,656
Provision for loan losses	977	2,441
Net interest income after provision for loan losses	12,230	11,215
Noninterest Income
Service charges and fees on deposits	2,003	2,053
Allotment processing fees	1,296	1,329
Other service charges, commissions, and fees	1,092	1,029
Data processing income	84	264
Trust income	462	427
Investment securities gains, net	3	410
Gains on sale of mortgage loans, net	310	141
Income from company-owned life insurance	760	235
Other	18	5
Total noninterest income	6,028	5,893
Noninterest Expense
Salaries and employee benefits	7,121	6,765
Occupancy expenses, net	1,176	1,232
Equipment expenses	570	610
Data processing and communication expenses	1,163	1,228
Bank franchise tax	568	631
Amortization of intangibles	254	286
Deposit insurance expense	687	889
Other real estate expenses, net	962	680
Deposit fraud loss	-	700
Other	2,092	2,261
Total noninterest expense	14,593	15,282
Income before income taxes	3,665	1,826
Income tax expense	356	781
Net income	3,309	1,045
Dividends and accretion on preferred shares	(478)	(472)
Net income available to common shareholders	$2,831	$573
Per Common Share
Net income, basic and diluted	$.38	$.08
Cash dividends declared	N/A	N/A
Weighted Average Shares Common Outstanding
Basic and diluted	7,447	7,412

See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
(In thousands)	2012	2011
Net Income	$3,309	$1,045
Other comprehensive income:
Net unrealized holding gain on available for sale securities arising during the period on securities held at end of period, net of tax of $188 and $98, respectively	(350)	(182)

Reclassification adjustment for prior period unrealized gain previously reported in other comprehensive income recognized during current period, net of tax of $5 and $226, respectively	(10)	(419)

Change in unfunded portion of postretirement benefit obligation, net of tax of $36 and $32, respectively	65	58
Other comprehensive loss	(295)	(543)
Comprehensive Income	$3,014	$502

See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Cash Flows

Three months ended March 31, (In thousands)	2012	2011
Cash Flows from Operating Activities
Net income	$3,309	$1,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,124	1,237
Net premium amortization of available for sale investment securities	1,168	828
Provision for loan losses	977	2,441
Deferred income tax expense	427	2,063
Noncash employee stock purchase plan expense	10	17
Mortgage loans originated for sale	(16,497)	(5,621)
Proceeds from sale of mortgage loans	13,159	7,027
Gain on sale of mortgage loans, net	(310)	(141)
Net loss on sale and write downs of other real estate	751	396
Net gain on sale of available for sale investment securities	(3)	(410)
Decrease in accrued interest receivable	239	405
Increase in cash surrender value of company-owned life insurance	(214)	(235)
Death benefits in excess of cash surrender value on company-owned life insurance	(529)	-
Decrease (increase) in other assets	394	(1,298)
Decrease in accrued interest payable	(87)	(133)
Decrease in other liabilities	(489)	(875)
Net cash provided by operating activities	3,429	6,746
Cash Flows from Investing Activities
Proceeds from maturities and calls of available for sale investment securities	51,330	22,052
Proceeds from sale of available for sale investment securities	479	25,606
Purchase of available for sale investment securities	(86,797)	(120,341)
Principal collected on loans originated for investment, net	21,070	32,700
Proceeds from surrender of company-owned life insurance	-	2,248
Proceeds from death benefits of company-owned life insurance	1,051	-
Purchase of premises and equipment	(398)	(436)
Proceeds from sale of other real estate	1,593	982
Net cash used in investing activities	(11,672)	(37,189)
Cash Flows from Financing Activities
Net increase in deposits	12,138	9,685
Net increase in federal funds purchased and other short-term borrowings	923	25,401
Repayments of securities sold under agreements to repurchase and other long-term borrowings	(10,112)	(2,171)
Dividends paid, preferred	(375)	(375)
Shares issued under employee stock purchase plan	29	34
Net cash provided by financing activities	2,603	32,574
Net (decrease) increase in cash and cash equivalents	(5,640)	2,131
Cash and cash equivalents at beginning of year	94,309	182,056
Cash and cash equivalents at end of period	$88,669	$184,187
Supplemental Disclosures
Cash paid during the period for:
Interest	$5,290	$6,645
Income taxes	-	750
Transfers from loans to other real estate	7,239	5,525
Sale and financing of other real estate	1,302	321
Cash dividends payable, preferred	188	188

See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except per share data)						Accumulated
						Other	Total
Three months ended	Preferred	Common Stock		Capital	Retained	Comprehensive	Shareholders’
March 31, 2012 and 2011	Stock	Shares	Amount	Surplus	Earnings	Income	Equity
Balance at January 1, 2012	$29,115	7,446	$931	$50,848	$69,520	$6,643	$157,057
Net income	-	-	-	-	3,309	-	3,309
Other comprehensive loss	-	-	-	-	-	(295)	(295)
Preferred stock dividends, $12.50 per share	-	-	-	-	(375)	-	(375)
Preferred stock discount accretion	103	-	-	-	(103)	-	-
Shares issued pursuant to employee stock purchase plan	-	8	1	28	-	-	29
Expense related to employee stock purchase plan	-	-	-	10	-	-	10
Balance at March 31, 2012	$29,218	7,454	$932	$50,886	$72,351	$6,348	$159,735

Balance at January 1, 2011	$28,719	7,412	$926	$50,675	$68,678	$898	$149,896
Net income	-	-	-	-	1,045	-	1,045
Other comprehensive loss	-	-	-	-	-	(543)	(543)
Preferred stock dividends, $12.50 per share	-	-	-	-	(375)	-	(375)
Preferred stock discount accretion	97	-	-	-	(97)	-	-
Shares issued pursuant to employee stock purchase plan	-	8	1	33	-	-	34
Expense related to employee stock purchase plan	-	-	-	17	-	-	17
Balance at March 31, 2011	$28,816	7,420	$927	$50,725	$69,251	$355	$150,074

See accompanying notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1.  Basis of Presentation and Nature of Operations

The consolidated financial statements include the accounts of Farmers Capital Bank Corporation (the “Company” or “Parent Company”), a bank holding company, and its bank and nonbank subsidiaries. Bank subsidiaries include Farmers Bank & Capital Trust Company (“Farmers Bank”) in Frankfort, KY, First Citizens Bank (“First Citizens”) in Elizabethtown, KY, United Bank & Trust Company (“United Bank”) in Versailles, KY, and Citizens Bank of Northern Kentucky, Inc. (“Citizens Northern”) in Newport, KY.

Farmers Bank’s significant subsidiaries include EG Properties, Inc., Leasing One Corporation (“Leasing One”), and Farmers Capital Insurance Corporation (“Farmers Insurance”). EG Properties, Inc. is involved in real estate management and liquidation for certain repossessed properties of Farmers Bank. Leasing One is a commercial leasing company in Frankfort, KY, and Farmers Insurance is an insurance agency in Frankfort, KY. United Bank has one wholly-owned subsidiary, EGT Properties, Inc. EGT Properties, Inc. is involved in real estate management and liquidation for certain repossessed properties of United Bank. First Citizens has one wholly-owned subsidiary, HBJ Properties, LLC. HBJ Properties, LLC is involved in real estate management and liquidation for certain repossessed properties of First Citizens. Citizens Northern has one wholly-owned subsidiary, ENKY Properties, Inc. ENKY Properties, Inc. is involved in real estate management and liquidation for certain repossessed properties of Citizens Northern.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates used in the preparation of the financial statements are based on various factors including the current interest rate environment and the general strength of the local and state economy.  Changes in the overall interest rate environment can significantly affect the Company’s net interest income and the value of its recorded assets and liabilities. Actual results could differ from those estimates used in the preparation of the financial statements. The allowance for loan losses, carrying value of other real estate owned, actuarial assumptions used to calculate postretirement benefits, and the fair values of financial instruments are estimates that are particularly subject to change.

The consolidated balance sheet as of December 31, 2011 has been derived from the audited financial statements of the Company as of that date. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2011 included in the Company’s annual report on Form 10-K. The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and the footnotes required by U.S. GAAP for complete statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany transactions and balances are eliminated in consolidation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

2. Accounting Policy

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

Provision and Allowance for Loan Losses
The provision for loan losses represents charges made to earnings to maintain an allowance for loan losses at a level considered adequate to provide for probable incurred credit losses at the balance sheet date. The allowance for loan losses is a valuation allowance increased by the provision for loan losses and decreased by net charge-offs. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The Company estimates the adequacy of the allowance using a risk-rated methodology which is based on the Company’s past loan loss experience, known and inherent risks in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral securing loans, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires significant judgment and the use of estimates that may be susceptible to change.

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

The Company’s risk-rated methodology includes segregating watch list and past due loans from the general portfolio and allocating specific amounts to these loans depending on their status. For example, watch list loans, which may be identified by the internal loan review risk-rating process or by regulatory examiner classification, are assigned a certain loss percentage while loans past due 30 days or more are assigned a different loss percentage. Each of these percentages considers past experience as well as current factors. The remainder of the general loan portfolio is segregated into portfolio segments having similar risk characteristics identified as follows:  real estate loans, commercial loans, and consumer loans. Each of these portfolio segments is assigned a loss percentage based on their respective actual twelve-quarter rolling historical loss rates, adjusted for qualitative risk factors.

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

Changes
During the first quarter of 2012, the Company refined the methodology it uses for calculating the allowance for loan losses. The Company, with assistance from an independent third party advisor, adopted the revisions to better reflect the impact of adjustments made to historic loss percentages, which are based on an evaluation of certain qualitative risk factors used in estimating credit losses inherent in the general component of the allowance for loan losses. Like the previously established model, the new methodology consists of a formula-based approach applied at the subsidiary bank level to estimate the allowance for segments of loans in the general component as well as specific allocations for individually identified impaired loans. Both the revised and previous methodologies use historical loss rates adjusted for qualitative factors. Prior to being formally adopted, the Company tested the updated methodology with live data over a period of several months to ensure that the allowance was supported and directionally consistent with changes in overall credit quality and that fluctuations were explainable and supportable.

The Company’s new methodology includes enhancements to the qualitative risk factors applied to the general component of its real estate, commercial, and consumer loan portfolio segments. Qualitative risk factors are adjustments for current market conditions that are likely to cause estimated credit losses to differ from historical loss experience. The most significant parts of the change by the Company to its methodology includes the addition of a considerably greater amount of economic and other qualitative input which are more reflective of current market conditions, the removal of a qualitative factor in which the objective was to quantify losses based on a migration analysis of loans from performing to nonperforming status over time which is no longer reflective of current credit quality trends, and the removal of a qualitative component for which the objective was to identify and capture larger, unexpected losses which is no longer relevant to the current portfolio composition. The net effect of the changes in the methodology related to the qualitative risk factors was a reduction in the allowance for loan losses of $2.9 million.

The qualitative risk factors used in the methodology are consistent with the guidance in the most recent Interagency Policy Statement on the Allowance for Loan Losses issued in 2006. Each factor is supported by a detailed analysis performed at each subsidiary bank and are both measureable and supportable. Some factors include a minimum allocation in some instances where loss levels are extremely low and it is determined to be prudent from a safety and soundness perspective. Qualitative risk factors that are used in the methodology include the following for each loan portfolio segment:

•	Delinquency trends
•	Trends in net charge-offs
•	Trends in loan volume
•	Lending philosophy risk
•	Management experience risk
•	Concentration of credit risk
•	Economic conditions risk

The qualitative risk factors above are used to adjust the actual twelve-quarter rolling historical loss rates for each loan segment. Components of the methodology that did not change include the computation of historical loss rates, loss estimates related to “Watch List” loans, and loss estimates related to loans 30 days or more past due that are not included in other components of the analysis.

In addition to the refinements made to the Company’s allowance for loans losses methodology as detailed above, the Company also made a policy change regarding how it identifies impaired loans. Previously, the Company identified as impaired all loans that were both in excess of a predetermined dollar threshold and that were also risk rated as substandard as part of its quarterly loan review analysis. Under the revised policy, certain substandard loans that previously were considered impaired may no longer be classified as such.

The determination of whether a loan is considered impaired is based on a loan’s individual impairment analysis and not strictly by the fact that it is rated as substandard and in excess of a certain dollar amount. An impairment analysis may indicate that an impaired loan needs no specific reserve allocation, but nonetheless the loan is still considered impaired. These situations occur primarily as a result of loans that are on nonaccrual status, loans that are troubled debt restructurings, or loans with prior charge-offs. There were loans in the amount of $28 million during the first quarter of 2012 that are no longer considered impaired as a result of the policy change. This change resulted in an increase in the allowance for loan losses in the amount of $945 thousand. Although impaired loans decreased as a result of the policy change, the amount of overall reserves increased because these loans previously had no specific reserves allocated. When these loans were removed from the impaired loan classification due to the policy change, reserve amounts attributable to the general component of the allowance methodology became applicable.

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

Net income per common share computations were as follows at March 31, 2012 and 2011.

	Three Months Ended March 31,
(In thousands, except per share data)	2012	2011

Net income, basic and diluted	$3,309	$1,045
Preferred stock dividends and discount accretion	(478)	(472)
Net income available to common shareholders, basic and diluted	$2,831	$573

Average common shares issued and outstanding, basic and diluted	7,447	7,412

Net income per common share, basic and diluted	$.38	$.08

Options to purchase 24,049 shares of common stock at March 31, 2012 and 2011 were excluded from the computation of net income per common share because they were antidilutive. There were 223,992 potential common shares associated with a warrant issued to the U.S. Treasury that were excluded from the computation of earnings per common share at March 31, 2012 and 2011 because they were antidilutive.

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

Level 3:
Significant unobservable inputs that reflect a reporting entity’s own assumptions supported by little or no market activity, about the assumptions that market participants would use in pricing the asset or liability.

Following is a description of the valuation method used for financial instruments measured at fair value on a recurring basis. For this disclosure, the Company only has available for sale investment securities that meet the requirement.

Available for sale investment securities
Valued primarily by independent third party pricing services under the market valuation approach that include, but not limited to, the following inputs:

•	Mutual funds and equity securities are priced utilizing real-time data feeds from active market exchanges for identical securities and are considered Level 1 inputs.
•
Government-sponsored agency debt securities, obligations of states and political subdivisions, mortgage-backed securities, corporate bonds, and other similar investment securities are priced with available market information through processes using benchmark yields, matrix pricing, prepayment speeds, cash flows, live trading data, and market spreads sourced from new issues, dealer quotes, and trade prices, among others sources and are considered Level 2 inputs.

Available for sale investment securities are the Company’s only balance sheet item that meets the disclosure requirements for instruments measured at fair value on a recurring basis. Disclosures as of March 31, 2012 and December 31, 2011 are as follows:
		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2012
Obligations of U.S. government-sponsored entities	$99,319	-	$99,319	-
Obligations of states and political subdivisions	98,256	-	98,256	-
Mortgage-backed securities – residential	427,133	-	427,133	-
Mortgage-backed securities – commercial	94	-	94	-
Mutual funds and equity securities	1,319	$1,319	-	-
Corporate debt securities	7,254	-	7,254	-
Total	$633,375	$1,319	$632,056	$0

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2011
Obligations of U.S. government-sponsored entities	$96,163	-	$96,163	-
Obligations of states and political subdivisions	84,619	-	84,619	-
Mortgage-backed securities – residential	408,863	-	408,863	-
Mortgage-backed securities – commercial	209	-	209	-
Mutual funds and equity securities	1,601	$1,601	-	-
Corporate debt securities	6,364	-	6,364	-
Total	$597,819	$1,601	$596,218	$0

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

Impairment charges on loans are recorded by either an increase to the provision for loan losses and related allowance or by direct loan charge-offs. The fair value of impaired loans with specific allocations of the allowance for loan losses is measured based on recent appraisals of the underlying collateral. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraisers take absorption rates into consideration and adjustments are routinely made in the appraisal process to identify differences between the comparable sales and income data available. Such adjustments consist mainly of estimated costs to sell that are not included in certain appraisals or to update appraised collateral values as a result of market declines of similar properties for which a newer appraisal is available. These adjustments can be significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

The following tables represent the carrying amount of assets measured at fair value on a nonrecurring basis and still held by the Company as of the dates indicated. The amounts in the tables only represent assets whose carrying amount has been adjusted by impairment charges during the period in a manner as described above; therefore, these amounts will differ from the total amounts outstanding. Impaired loan amounts in the tables below exclude restructured loans since they are measured based on present value techniques, which are outside the scope of the fair value reporting framework.

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2012
Impaired Loans
Real estate-construction and land development	$10,632	-	-	$10,632
Real estate mortgage-residential	9,463	-	-	9,463
Real estate mortgage-farmland and other commercial enterprises	8,242	-	-	8,242
Commercial and industrial	17	-	-	17
Consumer-secured	25	-	-	25
Consumer-unsecured	115	-	-	115
Total impaired loans	$28,494	-	-	$28,494

OREO
Real estate-construction and land development	$1,874	-	-	$1,874
Real estate mortgage-residential	1,581	-	-	1,581
Real estate mortgage-farmland and other commercial enterprises	1,044	-	-	1,044
Total OREO	$4,499	-	-	$4,499

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2011
Impaired Loans
Real estate-construction and land development	$18,636	-	-	$18,636
Real estate mortgage-residential	8,160	-	-	8,160
Real estate mortgage-farmland and other commercial enterprises	12,928	-	-	12,928
Commercial and industrial	293	-	-	293
Consumer	47	-	-	47
Total impaired loans	$40,064	-	-	$40,064

OREO
Real estate-construction and land development	$8,826	-	-	$8,826
Real estate mortgage-residential	1,217	-	-	1,217
Real estate mortgage-farmland and other commercial enterprises	4,785	-	-	4,785
Total OREO	$14,828	-	-	$14,828

The following table presents quantitative information about unobservable inputs for assets measured on a nonrecurring basis using Level 3 measurements.

(In thousands)	Fair Value at March 31, 2012	Valuation Technique	Unobservable Inputs	Range (Average)
Impaired loans	$28,494	Discounted appraisals	Marketability discount	3%-20% (6%)
OREO	$4,499	Discounted appraisals	Marketability discount	3%-10% (6%)

As previously discussed, the fair value of real estate securing impaired loans and OREO are based on current third party appraisals. It is often necessary, however, for the Company to discount the appraisal amounts supporting its impaired loans and OREO.  These discounts relate primarily to marketing and other holding costs that are not included in certain appraisals or to update values as a result of market declines of similar properties for which newer appraisals are available. The typical range of discounts is presented in the table above.

The following table represents impairment charges recorded in earnings for the periods indicated on assets measured at fair value on a nonrecurring basis.

(In thousands)
Three months ended	March 31, 2012	March 31, 2011
Impairment charges:
Impaired loans	$4,306	$1,134
OREO	503	229
Total	$4,809	$1,363

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

The following methods and assumptions were used to estimate the fair value of each of the financial instruments in the table that follows.

Cash and Cash Equivalents, Accrued Interest Receivable, and Accrued Interest Payable
The carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization or settlement.

Investment Securities Held to Maturity
Fair value is based on quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities or with available market information through processes using benchmark yields, matrix pricing, prepayment speeds, cash flows, live trading data, and market spreads sourced from new issues, dealer quotes, and trade prices, among others sources.

Loans
The fair value of loans is estimated by discounting expected future cash flows using current discount rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Expected future cash flows are projected based on contractual cash flows adjusted for estimated prepayments.

Deposit Liabilities
The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date and fair value approximates carrying value. The fair value of fixed maturity certificates of deposit is estimated by discounting the expected future cash flows using the rates currently offered for certificates of deposit with similar remaining maturities.

Federal Funds Purchased and other Short-term Borrowings
The carrying amount is the estimated fair value for these borrowings which reprice frequently in the near term.

Securities Sold Under Agreements to Repurchase, Subordinated Notes Payable, and Other Long-term Borrowings
The fair value of these borrowings is estimated by discounting the expected future cash flows using rates currently available for debt with similar terms and remaining maturities. For subordinated notes payable, the Company uses its best estimate to determine an appropriate discount rate since active markets for similar debt transactions are very limited.

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

The following table presents the estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2012 and December 31, 2011. Information for available for sale investment securities is presented within this footnote in greater detail above.

			Fair Value Measurements Using
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012
Assets
Cash and cash equivalents	$88,669	$88,669	$88,669	-	-
Held to maturity investment securities	875	985	-	$985	-
Loans, net	1,019,508	1,016,973	-	-	$1,016,973
Accrued interest receivable	6,380	6,380	-	6,380	-

Liabilities
Deposits	1,447,203	1,452,732	829,348	-	623,384
Federal funds purchased and other short-term borrowings	27,945	27,945	-	27,945	-
Securities sold under agreements to repurchase and other long-term borrowings	180,582	200,837	-	200,837	-
Subordinated notes payable to unconsolidated trusts	48,970	22,216	-	-	22,216
Accrued interest payable	2,288	2,288	-	2,288	-

December 31, 2011
Assets
Cash and cash equivalents	$94,309	$94,309	$94,309	-	-
Held to maturity investment securities	875	974	-	$974	-
Loans, net	1,043,844	1,043,824	-	-	$1,043,824
Accrued interest receivable	6,619	6,619	-	6,619	-

Liabilities
Deposits	1,435,065	1,441,490	787,396	-	654,094
Federal funds purchased and other short-term borrowings	27,022	27,022	-	27,022	-
Securities sold under agreements to repurchase and other long-term borrowings	190,694	212,176	-	212,176	-
Subordinated notes payable to unconsolidated trusts	48,970	20,982	-	-	20,982
Accrued interest payable	2,375	2,375	-	2,375	-

6.  Investment Securities

The following tables summarize the amortized costs and estimated fair value of the securities portfolio at March 31, 2012 and December 31, 2011. The summary is divided into available for sale and held to maturity investment securities.

March 31, 2012 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$99,070	$331	$82	$99,319
Obligations of states and political subdivisions	94,711	3,715	170	98,256
Mortgage-backed securities – residential	416,769	10,562	198	427,133
Mortgage-backed securities – commercial	92	2	-	94
Mutual funds and equity securities	1,312	16	9	1,319
Corporate debt securities	8,107	46	899	7,254
Total securities – available for sale	$620,061	$14,672	$1,358	$633,375
Held To Maturity
Obligations of states and political subdivisions	$875	$110	$0	$985

December 31, 2011 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$95,770	$408	$15	$96,163
Obligations of states and political subdivisions	80,801	3,903	85	84,619
Mortgage-backed securities – residential	397,675	11,384	196	408,863
Mortgage-backed securities – commercial	203	6	-	209
Mutual funds and equity securities	1,601	-	-	1,601
Corporate debt securities	7,901	-	1,537	6,364
Total securities – available for sale	$583,951	$15,701	$1,833	$597,819
Held To Maturity
Obligations of states and political subdivisions	$875	$99	$0	$974

The amortized cost and estimated fair value of the debt securities portfolio at March 31, 2012, by contractual maturity, are detailed below. The summary is divided into available for sale and held to maturity securities. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are stated separately due to the nature of payment and prepayment characteristics of these securities, as principal is not due at a single date.

	Available For Sale		Held To Maturity
March 31, 2012 (In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$11,863	$11,849	-	-
Due after one year through five years	100,541	101,080	-	-
Due after five years through ten years	72,256	74,925	-	-
Due after ten years	17,228	16,975	$875	$985
Mortgage-backed securities	416,861	427,227	-	-
Total	$618,749	$632,056	$875	$985

Gross realized gains and losses on the sale of available for sale investment securities were as follows:

	Three Months Ended
	March 31,
(In thousands)	2012	2011

Gross realized gains	$7	$413
Gross realized losses	4	3
Net realized gains	$3	$410

Investment securities with unrealized losses at March 31, 2012 and December 31, 2011 not recognized in income are presented in the tables below. The tables segregate investment securities that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or more. The tables also include the fair value of the related securities.

	Less than 12 Months		12 Months or More		Total
March 31, 2012 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$27,268	$82	-	-	$27,268	$82
Obligations of states and political subdivisions	12,272	130	$6,486	$40	18,758	170
Mortgage-backed securities – residential	45,277	198	-	-	45,277	198
Mutual funds and equity securities	318	9	-	-	318	9
Corporate debt securities	696	8	4,951	891	5,647	899
Total	$85,831	$427	$11,437	$931	$97,268	$1,358

	Less than 12 Months		12 Months or More		Total
December 31, 2011 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$13,494	$15	-	-	$13,494	$15
Obligations of states and political subdivisions	2,913	20	$6,886	$65	9,799	85
Mortgage-backed securities – residential	56,249	196	-	-	56,249	196
Corporate debt securities	-	-	4,299	1,537	4,299	1,537
Total	$72,656	$231	$11,185	$1,602	$83,841	$1,833

Unrealized losses included in the tables above have not been recognized in income since they have been identified as temporary. The Company evaluates investment securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market conditions warrant. Many factors are considered, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was effected by macroeconomic conditions, and (4) whether the Company has the intent to sell the security or more likely than not will be required to sell the security before its anticipated recovery. The assessment of whether an OTTI charge exists involves a high degree of subjectivity and judgment and is based on the information available to the Company at a point in time.

At March 31, 2012, the Company’s investment securities portfolio had gross unrealized losses of $1.4 million, an improvement of $475 thousand or 25.9% from year-end 2011. Of the total gross unrealized losses at March 31, 2012, $931 thousand relates to investments that have been in a continuous loss position for 12 months or more. Unrealized losses on corporate debt securities make up $891 thousand of the total unrealized loss on investment securities in a continuous loss position of 12 months or more. This represents an improvement of $646 thousand or 42.0% from year-end 2011.

Corporate debt securities in the Company’s investment securities portfolio at March 31, 2012 include $5.0 million carrying value of single-issuer trust preferred capital securities issued by a national and global financial services firm. These securities are currently performing and the issuer continues to be rated as investment grade by major rating agencies. The total unrealized loss on corporate debt securities is primarily attributed to the single-issuer trust preferred capital securities. The unrealized losses on these securities is mainly a result of the general decline in financial markets and illiquidity events that began in 2008 and is not due to adverse changes in the expected cash flows of the individual securities. Overall market declines, particularly of banking and financial institutions, are a result of significant stress throughout the regional and national economy that began during 2008 which has not fully stabilized.

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

Investment securities with unrealized losses at March 31, 2012 are performing according to their contractual terms. The Company does not have the intent to sell these securities and likely will not be required to sell these securities before their anticipated recovery. The Company does not consider any of the securities to be impaired due to reasons of credit quality or other factors.

7.  Loans and Allowance for Loan Losses

Major classifications of loans outstanding are summarized as follows:

	March 31, 2012	December 31, 2011
(Dollars in thousands)	Amount	Amount

Real Estate:
Real estate – construction and land development	$118,428	$119,989
Real estate – residential	439,390	445,464
Real estate mortgage – farmland and other commercial enterprises	373,761	384,331
Commercial:
Commercial and industrial	48,110	48,771
States and political subdivisions	23,189	23,601
Lease financing	5,903	7,578
Other	19,065	21,435
Consumer:
Secured	12,256	14,214
Unsecured	6,751	7,151
Total loans	1,046,853	1,072,534
Less unearned income	(292)	(426)
Total loans, net of unearned income	$1,046,561	$1,072,108

Activity in the allowance for loan losses by portfolio segment was as follows for the periods indicated.

Three months ended March 31, 2012 (Dollars in thousands)	Real Estate	Commercial	Consumer	Total

Balance, beginning of period	$23,538	$3,508	$1,218	$28,264
Provision for loan losses	2,593	(1,296)	(320)	977
Recoveries	127	99	56	282
Loans charged off	(2,268)	(73)	(129)	(2,470)
Balance, end of period	$23,990	$2,238	$825	$27,053

Three months ended March 31, 2011 (Dollars in thousands)	Real Estate	Commercial	Consumer	Total

Balance, beginning of period	$24,527	$3,260	$997	$28,784
Provision for loan losses	2,187	227	27	2,441
Recoveries	68	39	59	166
Loans charged off	(2,173)	(72)	(124)	(2,369)
Balance, end of period	$24,609	$3,454	$959	$29,022

The following tables present individually impaired loans by class of loans for the dates indicated.

March 31, 2012 (In thousands)	Recorded Investment	Unpaid Principal Balance	Allowance for Loan Losses Allocated
Impaired loans with no related allowance recorded:
Real Estate
Real estate – construction and land development	$23,965	$33,742
Real estate mortgage – residential	7,922	8,127
Real estate mortgage – farmland and other commercial enterprises	25,356	28,704
Total	$57,243	$70,573

Impaired loans with an allowance recorded:
Real Estate
Real estate – construction and land development	$11,504	$11,752	$716
Real estate mortgage – residential	16,071	15,997	1,675
Real estate mortgage – farmland and other commercial enterprises	15,232	15,039	1,628
Commercial
Commercial and industrial	742	738	453
Consumer
Secured	105	104	80
Unsecured	190	189	75
Total	$43,844	$43,819	$4,627

Three Months Ended March 31, (In thousands)	2012	2011
Average of individually impaired loans:
Real Estate
Real estate – construction and land development	$35,550	$57,996
Real estate mortgage – residential	24,133	31,097
Real estate mortgage – farmland and other commercial enterprises	41,107	73,105
Commercial
Commercial and industrial	765	4,314
Consumer
Secured	106	203
Unsecured	192	-
Total average of impaired loans	$101,853	$166,715

Interest income recognized during impairment:
Real Estate
Real estate – construction and land development	$171	$271
Real estate mortgage – residential	532	382
Real estate mortgage – farmland and other commercial enterprises	707	821
Commercial
Commercial and industrial	14	50
Consumer
Secured	5	3
Unsecured	4	-
Total interest income recognized during impairment	$1,433	$1,527

Cash-basis interest income recognized:
Real Estate
Real estate – construction and land development	$160	$237
Real estate mortgage – residential	522	360
Real estate mortgage – farmland and other commercial enterprises	541	719
Commercial
Commercial and industrial	14	50
Consumer
Secured	5	2
Unsecured	4	-
Total cash-basis interest income recognized	$1,246	$1,368

December 31, 2011 (In thousands)	Recorded Investment	Unpaid Principal Balance	Allowance for Loan Losses Allocated
Impaired loans with no related allowance recorded:
Real Estate
Real estate – construction and land development	$26,363	$26,337
Real estate mortgage – residential	22,923	22,843
Real estate mortgage – farmland and other commercial enterprises	43,765	43,438
Commercial
Commercial and industrial	2,982	2,939
Consumer
Unsecured	19	18
Total	$96,052	$95,575

Impaired loans with an allowance recorded:
Real Estate
Real estate – construction and land development	$13,440	$13,425	$139
Real estate mortgage – residential	13,239	13,197	998
Real estate mortgage – farmland and other commercial enterprises	15,070	15,035	600
Commercial
Commercial and industrial	456	453	159
Consumer
Secured	60	58	30
Total	$42,265	$42,168	$1,926

The following tables present the balance of the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of March 31, 2012 and December 31, 2011.

March 31, 2012 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$4,019	$453	$155	$4,627
Collectively evaluated for impairment	19,971	1,785	670	22,426
Total ending allowance balance	$23,990	$2,238	$825	$27,053

Loans
Loans individually evaluated for impairment	$100,050	$742	$295	$101,087
Loans collectively evaluated for impairment	831,529	95,233	18,712	945,474
Total ending loan balance, net of unearned income	$931,579	$95,975	$19,007	$1,046,561

December 31, 2011 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,737	$159	$30	$1,926
Collectively evaluated for impairment	21,801	3,349	1,188	26,338
Total ending allowance balance	$23,538	$3,508	$1,218	$28,264

Loans
Loans individually evaluated for impairment	$134,800	$3,438	$79	$138,317
Loans collectively evaluated for impairment	814,984	97,521	21,286	933,791
Total ending loan balance, net of unearned income	$949,784	$100,959	$21,365	$1,072,108

The following tables present the recorded investment in nonperforming loans by class of loans as of March 31, 2012 and December 31, 2011.

March 31, 2012 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate:
Real estate – construction and land development	$25,413	$6,175	-
Real estate mortgage – residential	13,975	3,409	$18
Real estate mortgage – farmland and other commercial enterprises	21,021	7,967	-
Commercial:
Commercial and industrial	687	-	-
Lease financing	158	-	28
Consumer:
Secured	96	-	-
Unsecured	8	-	4
Total	$61,358	$17,551	$50

December 31, 2011 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate:
Real estate – construction and land development	$30,744	$6,207	-
Real estate mortgage – residential	14,578	4,894	-
Real estate mortgage – farmland and other commercial enterprises	13,831	8,024	-
Commercial:
Commercial and industrial	386	-	-
Lease financing	124	-	-
Consumer:
Secured	80	-	-
Unsecured	12	-	$1
Total	$59,755	$19,125	$1

The Company has allocated $503 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2012.  The Company has no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the current period ending March 31, 2012, the Company had no loans that were modified as  troubled debt restructurings. The Company also had no restructured credits during the same time period for which there was a payment default within twelve months following the modification.

The tables below present an age analysis of past due loans 30 days or more by class of loans as of the dates indicated. Past due loans that are also classified as nonaccrual are included in their respective past due category.

March 31, 2012 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate:
Real estate – construction and land development	-	$20,782	$20,782	$97,646	$118,428
Real estate mortgage – residential	$2,411	12,122	14,533	424,857	439,390
Real estate mortgage – farmland and other commercial enterprises	9,161	11,285	20,446	353,315	373,761
Commercial:
Commercial and industrial	66	608	674	47,436	48,110
States and political subdivisions	-	-	-	23,189	23,189
Lease financing, net	23	186	209	5,402	5,611
Other	26	-	26	19,039	19,065
Consumer:
Secured	126	102	228	12,028	12,256
Unsecured	17	4	21	6,730	6,751
Total	$11,830	$45,089	$56,919	$989,642	$1,046,561

December 31, 2011 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate:
Real estate – construction and land development	$3,343	$18,970	$22,313	$97,676	$119,989
Real estate mortgage – residential	5,836	7,352	13,188	432,276	445,464
Real estate mortgage – farmland and other commercial enterprises	1,684	12,497	14,181	370,150	384,331
Commercial:
Commercial and industrial	98	300	398	48,373	48,771
States and political subdivisions	-	-	-	23,601	23,601
Lease financing, net	80	96	176	6,976	7,152
Other	29	-	29	21,406	21,435
Consumer:
Secured	200	17	217	13,997	14,214
Unsecured	61	5	66	7,085	7,151
Total	$11,331	$39,237	$50,568	$1,021,540	$1,072,108

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

	Real Estate			Commercial
March 31, 2012 (In thousands)	Real Estate-Construction and Land Development	Real Estate Mortgage-Residential	Real Estate Mortgage-Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Lease Financing	Other
Credit risk profile by internally assigned rating grades:
Pass	$67,007	$383,285	$296,530	$42,312	$23,189	$5,449	$18,050
Special Mention	7,754	19,168	24,044	4,429	-	-	1,000
Substandard	43,450	35,739	51,528	1,267	-	162	15
Doubtful	217	1,198	1,659	102	-	-	-
Total	$118,428	$439,390	$373,761	$48,110	$23,189	$5,611	$19,065

	Real Estate			Commercial
December 31, 2011 (In thousands)	Real Estate-Construction and Land Development	Real Estate Mortgage-Residential	Real Estate Mortgage-Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Lease Financing	Other
Credit risk profile by internally assigned rating grades:
Pass	$65,306	$386,134	$303,512	$41,556	$23,601	$7,022	$20,415
Special Mention	7,443	16,585	19,393	2,969	-	6	1,000
Substandard	47,091	41,468	59,395	4,103	-	124	20
Doubtful	149	1,277	2,031	143	-	-	-
Total	$119,989	$445,464	$384,331	$48,771	$23,601	$7,152	$21,435

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the consumer loans outstanding based on payment activity as of March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
	Consumer		Consumer
(In thousands)	Secured	Unsecured	Secured	Unsecured
Credit risk profile based on payment activity:
Performing	$12,160	$6,731	$14,134	$7,138
Nonperforming	96	20	80	13
Total	$12,256	$6,751	$14,214	$7,151

8.  Other Real Estate Owned

OREO was as follows as of the date indicated:

(In thousands)	March 31, 2012	December 31, 2011
Construction and land development	$25,460	$21,951
Residential real estate	4,573	5,591
Farmland and other commercial enterprises	11,717	10,615
Total	$41,750	$38,157

OREO activity for the three months ended March 31, 2012 and 2011 was as follows:

Three months ended March 31, (In thousands)	2012	2011
Beginning balance	$38,157	$30,545
Transfers from loans	7,239	5,525
Proceeds from sales	(2,895)	(1,303)
Loss on sales	(242)	(170)
Write downs and other decreases, net	(509)	(226)
Ending balance	$41,750	$34,371

9.  Postretirement Medical Benefits

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

The following disclosures of the net periodic benefit cost components of Plan 1 and Plan 2 were measured at January 1, 2012 and 2011.

Three months ended March 31, (In thousands)	2012	2011
Service cost	$154	$108
Interest cost	152	151
Amortization of transition obligation	26	26
Recognized prior service cost	64	64
Recognized net actuarial loss	14	-
Net periodic benefit cost	$410	$349

The Company expects benefit payments of $330 thousand for 2012, of which $64 thousand have been made during the first three months of 2012.

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

The regulatory ratios of the consolidated Company and its subsidiary banks were as follows for the dates indicated.

	March 31, 2012			December 31, 2011
	Tier 1 Risk-based Capital1	Total Risk-based Capital1	Tier 1 Leverage2	Tier 1 Risk-based Capital1	Total Risk-based Capital1	Tier 1 Leverage2
Consolidated	16.88%	18.14%	10.17%	16.68%	17.95%	9.99%
Farmers Bank	17.79	19.05	9.70	17.58	18.84	9.47
First Citizens	12.97	13.71	8.70	13.47	14.21	8.93
United Bank	14.85	16.13	9.21	13.51	14.79	8.44
Citizens Northern	12.36	13.62	8.62	12.24	13.49	8.48

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

Summary of Regulatory Agreements

Below is a summary of the regulatory agreements that the Parent Company and three of its subsidiary banks have entered into with their primary regulators. For a more complete discussion and additional information regarding these regulatory actions, please refer to the section captioned “Capital Resources” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

At June 30, 2010, Farmers Bank had a Tier 1 Leverage ratio of 7.98% and a Total Risk-based Capital ratio of 15.78%. Subsequent to June 30, 2010, the Parent Company injected into Farmers Bank an additional $200 thousand in capital in order to raise its Tier 1 Leverage ratio to 8.0% to comply with the Memorandum. At March 31, 2012, Farmers Bank had a Tier 1 Leverage ratio of 9.70% and a Total Risk-based Capital ratio of 19.05%.

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

United Bank

In November of 2009, the Federal Deposit Insurance Corporation (“FDIC”) and United Bank entered into a Cease and Desist Order (“C&D”) primarily as a result of its level of nonperforming assets.  The C&D was terminated in December 2011 coincident with the issuance of a Consent Order (“Consent Order”) entered into between the parties. The Consent Order is substantially the same as the C&D, with the primary exception being that United Bank must achieve and maintain a Tier 1 Leverage ratio of 9.0% and a Total Risk-based Capital ratio of 13.0% no later than March 31, 2012.

During the first quarter of 2012, the Parent Company injected from its reserves $2.5 million in capital into United Bank in order for it to comply with the Consent Order. At March 31, 2012, United Bank had a Tier 1 Leverage ratio of 9.21% and a Total Risk-based Capital ratio of 16.13%. The Parent Company has injected from its reserves $14.9 million of capital into United Bank since 2009.

Other components in the regulatory order include stricter oversight and reporting to its regulators in terms of complying with the Order. It also includes an increase in the level of reporting by management to its board of directors of its financial results, budgeting, and liquidity analysis, as well as restricting the bank from extending additional credit to borrowers with credits classified as substandard, doubtful or special mention in the report of examination. There is also a requirement to obtain written consent prior to declaring or paying a dividend and to develop a written contingency plan if the bank is unable to meet the capital levels established in the Consent Order.

Citizens Northern

The KDFI and the FDIC entered into a Memorandum with Citizens Northern on September 8, 2010.  The Memorandum requires that Citizens Northern obtain written consent prior to declaring or paying a dividend and to increase Tier 1 Leverage ratio to equal or exceed 7.5% prior to September 30, 2010 and to achieve and maintain Tier 1 Leverage ratio to equal or exceed 8.0% prior to December 31, 2010.  In December 2010, the Parent Company injected $250 thousand of capital into Citizens Northern to bring its Tier 1 Leverage ratio up to 8.04% as of year-end 2010.  At March 31, 2012, Citizens Northern had a Tier 1 Leverage ratio of 8.62% and a Total Risk-based Capital ratio of 13.62%.

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

Regulators continue to monitor the Company’s progress and compliance with the regulatory agreements through periodic on-site examinations, regular communications, and quarterly data analysis. At the Parent Company and at each of its bank subsidiaries, the Company believes it is adequately addressing all issues of the regulatory agreements to which it is subject. However, only the respective regulatory agencies can determine if compliance with the applicable regulatory agreements has been met. The Company and its subsidiary banks are in compliance with the requirements identified in the regulatory agreements as of March 31, 2012.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements with the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties.  Statements in this report that are not statements of historical fact are forward-looking statements. In general, forward-looking statements relate to a discussion of future financial results or projections, future economic performance, future operational plans and objectives, and statements regarding the underlying assumptions of such statements.  Although management of Farmers Capital Bank Corporation (the “Company” or “Parent Company”) believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate.

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

RESULTS OF OPERATIONS

First Quarter 2012 Compared to First Quarter 2011

The Company reported net income of $3.3 million for the quarter ended March 31, 2012, an increase of $2.3 million or 217% compared with net income of $1.0 million for the first quarter a year ago. On a per common share basis, net income for the current quarter was $.38, and increase of $.30 or 375% compared to the $.08 reported for the first quarter of 2011. Selected income statement amounts and related data are presented in the table below.

(In thousands except per share data)
Three Months Ended March 31,	2012	2011	Change
Interest income	$18,410	$20,168	$(1,758)
Interest expense	5,203	6,512	(1,309)
Net interest income	13,207	13,656	(449)
Provision for loan losses	977	2,441	(1,464)
Net interest income after provision for loan losses	12,230	11,215	1,015
Noninterest income	6,028	5,893	135
Noninterest expenses	14,593	15,282	(689)
Income before income tax expense	3,665	1,826	1,839
Income tax expense	356	781	(425)
Net income	$3,309	$1,045	$2,264
Preferred stock dividends and discount accretion	(478)	(472)	6
Net income available to common shareholders	$2,831	$573	$2,258

Basic and diluted net income per common share	$.38	$.08	$.30

Weighted average common shares outstanding – basic and diluted	7,447	7,412	35
Return on average assets	.70%	.22%	48	bp
Return on average equity	8.35%	2.80%	555	bp

The $2.3 million increase in net income for the current quarter compared to the first quarter a year earlier was driven mainly by a $1.5 million or 60.0% decrease in the provision for loan losses, lower noninterest expenses of $689 thousand or 4.5%, a decrease in income tax expense of $425 thousand or 54.4%, partially offset by a decrease in net interest income of $449 thousand or 3.3%. Further information related to the more significant components making up the increase in net income follows.

Net Interest Income

The overall interest rate environment at March 31, 2012, as measured by the Treasury yield curve, edged upward when compared to year-end 2011 with incremental increases for each successive time period along the curve. Shorter-term yields for three and six-month maturities increased six basis points and eight basis points, respectively. Longer-term maturities increased 15, 21, 33, and 44 basis points for the three, five, ten, and 30-year maturity periods. The overall rate environment continues near historic lows which makes managing the Company’s net interest margin very challenging. At March 31, 2012 the short-term federal funds target interest rate was between zero and 0.25%, which has remained unchanged since December 2008. The Federal Reserve Board has indicated an objective of holding short-term interest rates at exceptionally low levels through 2014.

Net interest income was $13.2 million for the first three months of 2012, a decrease of $449 thousand or 3.3% compared to $13.7 million for the first three months of 2011. The decrease in net interest income is attributed mainly to a $1.8 million or 8.7% decrease in interest income, primarily on loans, which was partially offset by a $1.3 million or 20.1% decrease in interest expense, primarily on deposits. The decrease in total interest income and interest expense is attributed to both rate and volume declines of interest earning assets and interest paying liabilities and is the result of both the overall weak economic environment and the Company’s balance sheet management strategy, which includes being more selective in pricing deposits and extending loans in an effort to improve net interest margin, overall profitability, and capital position. The Company is generally earning and paying less interest from its earning assets and funding sources as the average rates earned and paid have decreased. This includes repricing of variable and floating rate assets and liabilities that have reset to net overall lower amounts since their previous repricing date as well as activity related to new earning assets and funding sources. Additionally, an increase in available funds has been invested in lower yielding investment securities or cash equivalents in response to a decrease in high quality loan demand.

Interest income and interest expense related to nearly all categories of the Company’s earning assets and interest paying liabilities have declined in the quarterly comparison. The $1.8 million decrease from interest income in the comparison is primarily made up of lower interest on loans of $1.9 million or 11.7%, partially offset by an increase in interest on investment securities of $190 thousand or 4.9%. The decrease in interest on loans was driven primarily by a $115 million or 9.8% decrease in average volume and, to a lesser extent, a decrease in the average rate earned of 17 basis points to 5.5% from 5.7%. For investment securities, the increase in interest income is mainly volume driven, as a $148 million or 31.1% increase in the average balance outstanding was enough to offset a 75 basis point lower average rate earned of 2.8% in a lower interest rate environment.

The $1.3 million decrease in interest expense is primarily a result of lower interest expense on deposits of $1.1 million or 28.8% followed by lower interest on borrowings of $173 thousand or 6.7%. The decrease in interest expense on deposits was driven by lower interest on time deposits of $912 thousand or 26.0% due to decreases in both the volume and average rate paid. Average outstanding balances of time deposits were $632 million for the current quarter, a decrease of $78.1 million or 11.0% compared to a year ago. The average rate paid on time deposits was 1.7% and 2.0% for the current and year-ago periods, respectively. Interest expense on borrowings decreased mainly as a result of maturities related to outstanding long-term Federal Home Loan Bank advances, which offset an overall increase in the average rate paid on borrowed funds of 19 basis points.

The net interest margin on a taxable equivalent basis decreased four basis points to 3.14% during the first quarter of 2012 compared to 3.18% in the same quarter of 2011.  The decrease in net interest margin is due mainly to a three basis point decrease in the spread between the average rate earned on earning assets and the average rate paid on interest bearing liabilities to 2.91% in the current quarter from 2.94% for the first quarter of 2011. The Company expects its net interest margin to remain relatively flat or trend upward in the near term according to internal modeling using expectations about future market interest rates, the maturity structure of the Company’s earning assets and liabilities, and other factors. Future results could be significantly different than expectations.

The following tables present an analysis of net interest income for the quarterly periods ended March 31.

Distribution of Assets, Liabilities and Shareholders’ Equity:  Interest Rates and Interest Differential
Quarter Ended March 31,	2012			2011
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities
Taxable	$542,649	$3,566	2.64%	$407,817	$3,370	3.35%
Nontaxable1	78,888	774	3.95	66,099	785	4.82
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell	71,723	36	.20	155,608	85	.22
Loans1,2,3	1,058,277	14,483	5.50	1,173,677	16,399	5.67
Total earning assets	1,751,537	$18,859	4.33%	1,803,201	$20,639	4.64%
Allowance for loan losses	(28,323)	-	-	(28,938)	-	-
Total earning assets, net of allowance for loan losses	1,723,214	-	-	1,774,263	-	-
Nonearning Assets
Cash and due from banks	18,824	-	-	20,233	-	-
Premises and equipment, net	38,495	-	-	39,291	-	-
Other assets	125,838	-	-	124,301	-	-
Total assets	$1,906,371	-	-	$1,958,088	-	-
Interest Bearing Liabilities
Deposits
Interest bearing demand	$275,856	$64	.09%	$260,828	$94	.15%
Savings	301,348	158	.21	285,784	352	.50
Time	632,413	2,589	1.65	710,504	3,501	2.00
Federal funds purchased and other short-term borrowings	27,478	25	.37	46,086	62	.55
Securities sold under agreements to repurchase and other long-term borrowings	232,814	2,367	4.09	250,591	2,503	4.05
Total interest bearing liabilities	1,469,909	$5,203	1.42%	1,553,793	$6,512	1.70%
Noninterest Bearing Liabilities
Other demand deposits	224,782	-	-	207,741	-	-
Other liabilities	52,323	-	-	45,229	-	-
Total liabilities	1,747,014	-	-	1,806,763	-	-
Shareholders’ equity	159,357	-	-	151,325	-	-
Total liabilities and shareholders’ equity	$1,906,371	-	-	$1,958,088	-	-
Net interest income	-	13,656	-	-	14,127	-
TE basis adjustment	-	(449)	-	-	(471)	-
Net interest income	-	$13,207	-	-	$13,656	-
Net interest spread	-	-	2.91%	-	-	2.94%
Impact of noninterest bearing sources of funds	-	-	.23	-	-	.24
Net interest margin	-	-	3.14%	-	-	3.18%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
2Loan balances include principal balances on nonaccrual loans.
3Loan fees included in interest income amounted to $261 thousand and $233 thousand in 2012 and 2011, respectively.

Analysis of Changes in Net Interest Income (tax equivalent basis)
(In thousands)	Variance	Variance Attributed to
Quarter Ended March 31,	2012/2011	1	Volume	Rate

Interest Income
Taxable investment securities	$196	$3,649	$(3,453)
Nontaxable investment securities2	(11)	589	(600)
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell	(49)	(42)	(7)
Loans2	(1,916)	(1,468)	(448)
Total interest income	(1,780)	2,728	(4,508)
Interest Expense
Interest bearing demand deposits	(30)	36	(66)
Savings deposits	(194)	126	(320)
Time deposits	(912)	(352)	(560)
Federal funds purchased and other short-term borrowings	(37)	(20)	(17)
Securities sold under agreements to repurchase and other long-term borrowings	(136)	(295)	159
Total interest expense	(1,309)	(505)	(804)
Net interest income	$(471)	$3,233	$(3,704)
Percentage change	100.0%	(686.4)%	786.4%

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Provision for Loan Losses

The provision for loan losses represents charges (or credits) to earnings that maintain an allowance for loan losses at an adequate level based on credit losses specifically identified in the loan portfolio, as well as management’s best estimate of incurred probable loan losses in the remainder of the portfolio at the balance sheet date. The Company’s loan quality has been negatively impacted by adverse conditions in certain real estate sectors since the downturn in the overall economy and financial markets that started to take place in late 2007 and more significantly during 2008 and has yet to fully stabilize. This has led to declines in real estate values and deterioration in the financial condition of many of the Company’s borrowers, particularly borrowers in the commercial and real estate development industry. The Company has, in turn, lowered its loan quality ratings on certain commercial and real estate development loans as part of its normal internal review process. Declining real estate values have resulted in loans that have become under collateralized, which has elevated nonperforming loans, net charge-offs, and the provision for loan losses.

The provision for loan losses for the current quarter was $977 thousand, a decrease of $1.5 million or 60.0% compared to $2.4 million for the first quarter of 2011. The allowance for loan losses as a percentage of outstanding loans (net of unearned income) was 2.58% at March 31, 2012 compared to 2.64% and 2.52% at year-end 2011 and March 31, 2011, respectively. The $1.5 million decrease in the provision for loan losses is attributed to a decrease in nonperforming and substandard loans with an improvement related to the historical loss rates, as adjusted for current risk factors, applied to a shrinking loan portfolio.

The lower provision for loan losses is attributed mainly to improvements to the qualitative risk factors used to adjust historical loss rates that are applied to the general pool of loans in establishing the allowance for loan losses. Nonperforming loans, which were relatively unchanged at $79.0 million at March 31, 2012 compared to year-end 2011 and $15.3 million or 16.2% lower than at March 31 a year earlier, is also a factor to a lesser extent. The improvement to current risk factors in the determination of the allowance for loan losses resulted from a refinement to the Company’s allowance for loan losses methodology that occurred during the first quarter of 2012. The Company, with assistance from an independent third party advisor, adopted revisions to its methodology primarily in order to better reflect the impact of qualitative factors used in estimating credit losses inherent in the general component of the allowance for loan losses. Prior to being formally adopted, the Company tested the updated methodology with live data over a period of several months to ensure that significant changes in the allowance were supported and directionally consistent with changes in overall credit quality and that significant fluctuations were explainable and supportable. For additional detail related to the revised methodology, please refer to Note 2 to the unaudited consolidated financial statements of this Form 10-Q.

Net charge-offs were $2.2 million in the current quarter, unchanged when compared to the first quarter of 2011. Of the $2.2 million in net charge-offs in the current quarter, $1.1 million is attributed to three separate credit relationships secured by real estate. Two of these charge-offs totaling $692 thousand are secured by commercial real estate, and the third charge-off in the amount of $378 thousand represents a real estate construction credit. On an annualized basis, quarterly net charge-offs were .83% of average loans outstanding for the three months ended March 31, 2012 compared to .76% for the first quarter of a year ago.

Noninterest Income

The components of noninterest income are as follows for the periods indicated:

Three Months Ended March 31, (In thousands)	2012	2011	Change
Service charges and fees on deposits	$2,003	$2,053	$(50)
Allotment processing fees	1,296	1,329	(33)
Other service charges, commissions, and fees	1,092	1,029	63
Data processing income	84	264	(180)
Trust income	462	427	35
Investment securities gains, net	3	410	(407)
Gain on sale of mortgage loans, net	310	141	169
Income from company-owned life insurance	760	235	525
Other	18	5	13
Total noninterest income	$6,028	$5,893	$135

The more significant items for discussion are included below.

•	Service charges and fees on deposits decreased $50 thousand or 2.4% driven by a decline in fees from overdraft/insufficient funds of $121 thousand or 9.4% related to lower transaction volume.
•	Allotment processing fees declined $33 thousand or 2.5% mainly as a result of lower processing volumes.
•
The decrease in data processing income of $180 thousand or 68.2% is driven by a $124 thousand or 67.5% decline in fees related to the winding down of the Commonwealth of Kentucky (“Commonwealth”) depository services contract. Decreases in data processing revenues related to the general depository contract have been partially offset by noninterest expense reductions spread over multiple line items categories. Data processing fees have also declined $56 thousand or 96.7% due to lower processing volumes attributed to an increase in paperless payment transactions related to the Commonwealth’s Women, Infants, and Children (“WIC”) supplemental nutrition program. Such transactions are now being processed by an unrelated third party. The Company expects to continue processing a relatively small number of transactions that are subject to manual processing.

•
The $407 thousand or 99.3% decrease in the gain on the sale of investment securities is attributed to the volume and timing of securities sold, with such sales often taking place at irregular intervals based on asset and liability management strategies. The Company periodically sells investment securities to lock in gains, increase yield, restructure expected future cash flows, and/or enhance its capital position as opportunities occur.

•
Gains on the sale of mortgage loans increased $169 thousand or 120% as the volume of loans sold increased $6.0 million or 87.0%. The increase in loans sold is mainly due to the overall low interest rate environment. While market interest rates are below already low levels from a year ago, rates have risen slightly since year-end 2011. This has prompted many borrowers to refinance or purchase a home in anticipation that rates may rise further in the near future.

•	The $525 thousand or 223% increase in income from company-owned life insurance is mainly the result of a $529 thousand gain related to death benefit proceeds received in the current quarter.

Noninterest Expense

The components of noninterest expense are as follows for the periods indicated:

Three Months Ended March 31, (In thousands)	2012	2011	Change
Salaries and employee benefits	$7,121	$6,765	$356
Occupancy expenses, net	1,176	1,232	(56)
Equipment expenses	570	610	(40)
Data processing and communication expense	1,163	1,228	(65)
Bank franchise tax	568	631	(63)
Amortization of intangibles	254	286	(32)
Deposit insurance expense	687	889	(202)
Other real estate expenses, net	962	680	282
Deposit fraud loss	-	700	(700)
Other	2,092	2,261	(169)
Total noninterest expense	$14,593	$15,282	$(689)

The more significant items for discussion are included below.

•
The $356 thousand or 5.3% increase in salaries and employee benefits is due mainly to an increase in health insurance and postretirement benefit expenses, additional personnel hired in the credit administration and nonperforming asset management positions, and modest annual employee pay increases.

•
Deposit insurance expense decreased $202 thousand or 22.7% mainly as a result of the change in the FDIC’s assessment base and rate structure that went into effect during the second quarter of 2011. Under the revised rules, the assessment base was changed from a deposit based approach to average assets less average tangible equity during the assessment period. The new assessment methodology generally shifts a greater share of total assessments to banks with more than $10 billion in assets, resulting in a lower amount attributed to many smaller community banks.

•
The $282 thousand or 41.5% increase in other real estate expenses is due primarily to higher impairment charges of $280 thousand or 122% recorded in the current quarter compared to a year ago. The increase in impairment charges correlates with the higher level of repossessed properties in the comparable periods.

•	The $700 thousand decrease related to deposit fraud loss relates to a non-routine fraudulent transaction on a deposit account involving one of the Company’s customers in the first quarter of 2011.
•
All other expenses decreased $425 thousand or 6.8% in the comparison. Included in this total is a non-routine loss of $303 thousand related to a write-down during the first quarter of 2011 attributed to uncollectible amounts of property tax receivables at the Company’s leasing subsidiary. Other decreases are mainly the result of ongoing efforts to trim operating costs and improve efficiency.

•
The Company entered into a new payment card processing agreement during the current quarter that will reduce data processing and communication expense by approximately $500 thousand during 2012 and by $850 thousand for 2013 when compared to the amount of expense incurred during 2011.

Income Taxes

Income tax expense was $356 thousand for the first quarter of 2012, a decrease of $425 thousand or 54.4% compared to $781 thousand in the first quarter of 2011. The effective tax rate for the current quarter was 9.7% compared to 42.8% for the same quarter a year ago. The decrease in the effective tax rate between the periods is due mainly to a high rate in the prior period. The Company accrued an additional $449 thousand in income tax expense in 2011 after learning that one of its tax-exempt customers had received notification that the Internal Revenue Service intended to issue an adverse ruling to the customer regarding the qualified status of their debt arrangement with the Company. The loan contract contains provisions that the customer will indemnify the Company for any penalties, taxes, or interest thereon for which the Company becomes liable as a result of a determination of taxability. The Company intends to exercise its rights under the contract; however, due to the contingent nature of the indemnification provisions, the Company will not record the effects of the indemnification until it is realized. Additional information related to this matter is set forth in footnote 10 of the Company’s 2011 audited consolidated financial statements.

As contrasted to the high effective tax rate for the first quarter of 2011, the effective tax rate for the current quarter is well below the statutory tax rate due mainly to the relative relationship between tax-free revenues and total net income before tax combined with tax credits.

FINANCIAL CONDITION

Total assets were $1.9 billion at March 31, 2012, an increase of $7.2 million or .4% from year-end 2011. The net increase in total assets is attributed mainly to an increase in investment securities and repossessed real estate of $35.6 million and $3.6 million, respectively, partially offset by a $24.3 million decrease in loans (net of unearned income and allowance) and a $5.6 million decrease in cash and equivalents.

The increase in investment securities is due to the Company’s desire to redeploy excess liquidity from cash and equivalents into higher yielding investment securities in response to a decrease in high quality loan demand. The decrease in loans reflects the lack of high quality loan demand sought by the Company as it continues a cautious and measured approach to new lending while working to reduce its high level of nonperforming assets. This has resulted in principal repayments on existing loans or loans transferred into other real estate through foreclosure that has exceeded new loans. Investment securities have increased as loan volume has declined.

Total liabilities were $1.7 billion at March 31, 2012, an increase of $4.6 million or .3% compared to December 31, 2011. Total deposits increased $12.1 million or .8% in the comparison. Noninterest bearing deposits increased $10.4 million or 4.6% and interest bearing deposits increased $1.7 million or .1%. Long-term borrowings decreased $10.1 million or 4.2% due to principal repayments related to scheduled maturities of federal home loan bank borrowings.

Shareholders’ equity was $160 million at March 31, 2012 compared to $157 million at year-end 2011. This represents an increase of $2.7 million or 1.7% from year-end 2011 and was driven by net income of $3.3 million for the current quarter.

Temporary Investments

Temporary investments consist of interest bearing deposits in other banks and federal funds sold and securities purchased under agreements to resell. The Company uses these funds in the management of liquidity and interest rate sensitivity or as a short-term holding prior to subsequent movement into other investments with higher yields. At March 31, 2012, temporary investments were $66.8 million, an increase of $1.3 million or 2.0% compared to $65.5 million at year-end 2011.

Investment Securities

The investment securities portfolio is comprised primarily of residential mortgage-backed securities, U.S. government-sponsored agency securities, and tax-exempt securities of states and political subdivisions. Substantially all of the Company’s investment securities are designated as available for sale. Total investment securities were $634 million at March 31, 2012, an increase of $35.6 million or 5.9% compared to $599 million at year-end 2011. Investment securities have increased as high quality loan demand has declined. The Company also seeks to move balances from lower earning temporary investments to higher yielding investment securities as liquidity has remained stable and adequate to meet its needs.

Net amortized cost amounts increased $36.1 million or 6.2% and the net unrealized gain related to investments in the available for sale portfolio decreased $554 thousand or 4.0%. The increase in amortized cost amounts is attributed to net purchase activity, which exceeded activity related to sales, maturities, and calls of securities. During the first quarter of 2012, the Company purchased $89.1 million of available for sale investment securities which exceeded the amounts sold, matured, and called of $479 thousand, $2.2 million, and $49.1 million, respectively. The decrease in the net unrealized gain was driven by a slight tick upward in market interest rates during the quarter. As market interest rates increase, the value of fixed rate investments decline.

At March 31, 2012, the Company holds $5.8 million amortized cost amounts of single-issuer trust preferred capital securities of a global and national financial services firm with an estimated fair value of $5.0 million. These securities had an estimated fair value of $4.3 million at year-end 2011. This represents an increase of $651 thousand or 15.2% since year-end 2011.

The Company’s investment in the trust preferred capital securities continue to perform according to contractual terms and the issuer of these securities is rated as investment grade by major rating agencies. The issuer recently passed stringent stress testing by its regulator as well as receiving regulatory approval to both increase their per share common dividend payments and initiate a new equity repurchase program. The Company does not intend to sell these securities nor does the Company believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company believes these securities are not impaired due to reasons of credit quality or other factors, but rather the unrealized loss is primarily attributed to general uncertainties in the financial markets and market volatility. The Company believes that it will be able to collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will continue to recover as they approach their maturity dates.

Loans

Loans, net of unearned income, were $1.0 billion at March 31, 2012, a decrease of $25.5 million or 2.4% compared to year-end 2011. The Company continues to take a measured and cautious approach to loan originations by strengthening its overall credit culture and tightening its underwriting standards. The Company seeks higher quality loan demand while it works to reduce high levels of nonperforming assets in a weak economy that has been slow to recover. Nonperforming assets increased sharply in the fourth quarter of 2009 and into the first quarter of 2010 as a result of the lingering effects of one of the most severe recessions in recent history. While nonperforming assets have declined from their peak, they remain elevated.

The composition of the loan portfolio is summarized in the table below.

	March 31, 2012		December 31, 2011
(Dollars in thousands)	Amount	%	Amount	%

Commercial, financial, and agriculture	$90,364	8.6%	$93,807	8.7%
Real estate – construction and land development	118,428	11.3	119,989	11.2
Real estate mortgage - residential	439,390	42.0	445,464	41.6
Real estate mortgage - farmland and other commercial enterprises	373,761	35.7	384,331	35.8
Installment	19,007	1.8	21,365	2.0
Lease financing	5,611	.6	7,152	.7
Total	$1,046,561	100.0%	$1,072,108	100.0%

On average, loans represented 60.4% of earning assets for the current three month period, a decrease of 257 basis points compared to 63.0% for year-end 2011. Average loans represent a lower percentage of earning assets due to a lower average outstanding balance that makes up for a significant portion of the overall reduction in average total earning assets. Investment securities make up a larger percentage of earning assets at March 31, 2012 compared to year-end 2011. As loan demand fluctuates, the available funds are reallocated between loans and temporary investments or investment securities, which typically involve a decrease in credit risk and lower yields.

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

In general, the allowance for loan losses and related provision for loan losses increase as the relative level of nonperforming and impaired loans increase. However, other factors impact the amount of the allowance for loan losses such as the Company’s historical loss experience, the borrowers’ financial condition, general economic conditions, and other risk factors as described in the Company’s most recent annual report on Form 10-K and Note 2 to the unaudited consolidated financial statements of this Form 10-Q.

The allowance for loan losses was $27.1 million or 2.58% of outstanding loans (net of unearned income) at March 31, 2012. This compares to $28.3 million or 2.64% of net loans outstanding at year-end 2011. The decrease in the allowance for loan losses as a percentage of net loans outstanding from year-end 2011 is the result of net charge-offs that exceed the provision for loan losses by $1.2 million combined with a $25.5 million or 2.4% decrease in loans outstanding (net of unearned income). As a percentage of nonperforming loans, the allowance for loan losses was 34.3% at March 31, 2012 compared to 35.8% at year-end 2011.

The decrease in the allowance for loan losses from year-end 2011 is mainly a result of a relatively unchanged amount of nonperforming loans outstanding and a decrease in substandard loans combined with an improvement related to the historical loss rates, as adjusted for current risk factors, applied to the general loan portfolio. The improvement to current risk factors in the determination of the allowance for loan losses resulted from a refinement to the Company’s allowance for loan losses methodology that occurred during the first quarter of 2012. The Company, with assistance from an independent third party advisor, adopted revisions to its methodology primarily in order to better reflect the impact of qualitative factors used in estimating credit losses inherent in the general component of the allowance for loan losses. Prior to being formally adopted, the Company tested the updated methodology with live data over a period of several months to ensure that significant changes in the allowance were supported and directionally consistent with changes in overall credit quality and that significant fluctuations were explainable and supportable. For additional detail related to the revised methodology, please refer to Note 2 to the unaudited consolidated financial statements of this Form 10-Q.

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

Nonperforming loans were $79.0 million at March 31, 2012, up $78 thousand or .1% compared to $78.9 million at year-end 2011. The high level of nonperforming loans is a result of ongoing weaknesses in the overall economy that continues to strain the Company and many of its customers, particularly real estate development lending. Nonperforming loans were as follows at March 31, 2012 and December 31, 2011 and are presented by loan class.

Nonperforming Loans
(In thousands)	March 31, 2012	December 31, 2011
Nonaccrual Loans
Real Estate:
Real estate-construction and land development	$25,413	$30,744
Real estate mortgage-residential	13,975	14,578
Real estate mortgage-farmland and other commercial enterprises	21,021	13,831
Commercial:
Commercial and industrial	687	386
Lease financing	158	124
Consumer:
Secured	96	80
Unsecured	8	12
Total nonaccrual loans	$61,358	$59,755

Restructured Loans
Real Estate:
Real estate-construction and land development	$6,175	$6,207
Real estate mortgage-residential	3,409	4,894
Real estate mortgage-farmland and other commercial enterprises	7,967	8,024
Total restructured loans	$17,551	$19,125

Past Due 90 Days or More and Still Accruing
Real Estate:
Real estate mortgage-residential	$18	-
Commercial:
Lease financing	28	-
Consumer:
Unsecured	4	$1
Total past due 90 days or more and still accruing	$50	$1

Total nonperforming loans	$78,959	$78,881

Ratio of total nonperforming loans to total loans (net of unearned income)	7.5%	7.4%

Nonaccrual loans make up the largest component of nonperforming assets. These loans were $61.4 million at March 31, 2012, an increase of $1.6 million or 2.7% compared to $59.8 million at year-end 2011. The net increase in nonaccrual loans was driven higher by the addition of a group of related credits in the amount of $9.5 million secured by farmland with an aggregate value in excess of the carrying amount. Restructured loans decreased by $1.6 million or 8.2% in the comparison primarily as a result of the reclassification of two separate larger-balance credits totaling $1.5 million secured by residential real estate to nonaccrual status.

The Company’s comprehensive risk-grading and loan review program includes a review of loans to assess risk and assign a grade to those loans, a review of delinquencies, and an assessment of loans for needed charge-offs or placement on nonaccrual status. The Company had loans in the amount of $118 million and $125 million at March 31, 2012 and year-end 2011, respectively, which were performing but considered potential problem loans and are not included in the nonperforming loan totals in the table above. These loans, however, are considered in establishing an appropriate allowance for loan losses. The balance outstanding for potential problem credits is mainly a result of ongoing weaknesses in the overall economy that continue to strain the Company and many of its customers. Potential problem loans include a variety of borrowers and are secured primarily by real estate. At March 31, 2012 the five largest potential problem credits were $28.9 million in the aggregate compared to $33.6 million at year-end 2011 and secured by various types of real estate including commercial, construction properties, and residential real estate development.

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

Other Real Estate

Other real estate owned (“OREO”) includes real estate properties acquired by the Company through foreclosure. At March 31, 2012, OREO was $41.8 million, an increase of $3.6 million or 9.4% compared to $38.2 million at year-end 2011. The net increase in OREO during the quarter is due mainly to the Company taking possession of four separate larger-balance properties totaling $5.1 million securing loans previously classified as nonaccrual. Of the larger-balance properties repossessed, two represent construction and land development projects in the amount of $3.6 million, one represents commercial real estate in the amount of $959 thousand, and one represents residential real estate in the amount of $532 thousand. The Company sold repossessed properties totaling $3.1 million during the quarter and recorded impairment charges in the amount of $509 thousand to write down certain properties to their estimated fair value.

Deposits

A summary of the Company’s deposits are as follows for the periods indicated.

	End of Period			Average
(In thousands)	March 31, 2012	December 31, 2011	Difference	(Three Months) March 31, 2012	(Twelve Months) December 31, 2011	Difference
Noninterest Bearing	$234,658	$224,259	$10,399	$224,782	$217,357	$7,425

Interest Bearing
Demand	289,600	261,920	27,680	275,856	258,244	17,612
Savings	305,090	301,217	3,873	301,348	293,526	7,822
Time	617,855	647,669	(29,814)	632,413	687,517	(55,104)
Total	1,212,545	1,210,806	1,739	1,209,617	1,239,287	(29,670)

Total Deposits	$1,447,203	$1,435,065	$12,138	$1,434,399	$1,456,644	$(22,245)

The increase in end of period deposits is mainly due to an increase in noninterest bearing deposits outstanding of $10.4 million or 4.6%. Although end of period time deposits decreased $29.8 million or 4.6%, overall interest bearing deposits were up $1.7 million primarily from higher outstanding interest bearing demand accounts. The Company’s liquidity position has enabled it to lower its cost of funds mainly by allowing higher-rate certificates of deposit to roll off or reprice at significantly lower interest rates. Many of those balances have been rolled into either interest bearing or noninterest bearing demand accounts by the customer. As rates have decreased throughout the deposit portfolio, many customers have opted to transfer funds from maturing time deposits or other investment funds from other sources into short-term demand or savings accounts.

Borrowed Funds

Total borrowed funds were $257 million at March 31, 2012, a decrease of $9.2 million or 3.4% from $267 million at year-end 2011. Long-term borrowings decreased $10.1 million or 4.2% due to principal repayments related to scheduled maturities of federal home loan bank borrowings. Short-term borrowings increased $923 thousand or 3.4%. These borrowings represent a mix of federal funds purchased through relationships with downstream correspondent banks as well as repurchase agreements entered into primarily with commercial depositors.

LIQUIDITY

The primary source of funds for the Parent Company is the receipt of dividends from its subsidiary banks, cash balances maintained, short-term investments, and borrowings from nonaffiliated sources. Payment of dividends by the Company’s subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. In addition, Farmers Bank & Capital Trust Company (“Farmers Bank”), United Bank & Trust Company (“United Bank”), and Citizens Bank of Northern Kentucky, Inc. (“Citizens Northern”) each must obtain regulatory approval to declare or pay dividends to the Parent Company as a result of increased capital required in connection with prior regulatory exams. Capital ratios at each of the Company’s four subsidiary banks exceed regulatory established “well-capitalized” status at March 31, 2012 under the prompt corrective action regulatory framework; however, Farmers Bank, United Bank, and Citizens Northern are required to maintain capital ratios at higher levels as outlined in their regulatory agreements.

The Parent Company’s primary uses of cash include the payment of dividends to its common and preferred shareholders, injecting capital into subsidiaries, paying interest expense on borrowings, and paying for general operating expenses. Due to its agreement with regulators, dividend payments on the Parent Company’s common and preferred stock and interest payments on its trust preferred borrowings must have regulatory approval before being paid. While regulatory agencies have so far granted approval to all of the Company’s requests to make interest payments on its trust preferred securities and dividends on its preferred stock, the Company has not (based on the assessment by Company management of both the Company’s capital position and the earnings of its subsidiaries) sought regulatory approval for the payment of common stock dividends since the fourth quarter of 2009.  Moreover, the Company will not pay any such dividend on its common stock in any subsequent quarter until the regulator’s assessment of the earnings of the Company’s subsidiaries, and the Company’s assessment of its capital position, both yield the conclusion that the payment of a Company common stock dividend is warranted.

The Parent Company had cash and cash equivalents of $17.5 million at March 31, 2012, a decrease of $882 thousand or 4.8% from $18.4 million at year-end 2011. Significant cash receipts of the Parent Company during 2012 include $2.5 million in dividends from First Citizens and management fees from subsidiaries of $855 thousand. Significant cash payments by the Parent Company during 2012 include $2.5 million additional capital investment in United Bank, salaries, payroll taxes, and employee benefits of $625 thousand, interest expense on borrowed funds of $524 thousand, and $375 thousand for the payment of dividends on preferred stock.

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

As of March 31, 2012, the Company had $228 million of additional borrowing capacity under various FHLB, federal funds, and other borrowing agreements. However, there is no guarantee that these sources of funds will continue to be available to the Company, or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in the Company’s liquidity from these sources. The Company’s borrowing capacity increased $40.6 million or 35.1% since year-end 2011 primarily as a result of additional borrowings available from the FHLB. This additional borrowing capacity resulted from improving credit metrics at one of the Company’s subsidiary banks. As such, the FHLB in the first quarter of 2012 updated the collateral pledging method of the subsidiary bank to blanket-lien status from possession (delivery) status. Blanket lien status is the least restrictive collateral arrangement used by the FHLB. This status is generally assigned to lower risk institutions that pledge loan collateral related to their borrowings.

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

Liquid assets consist of cash, cash equivalents, and available for sale investment securities.  At March 31, 2012, consolidated liquid assets were $722 million, an increase of $29.9 million or 4.3% from year-end 2011.  The increase in liquid assets was made up by higher available for sale investment securities of $35.6 million or 5.9%, partially offset by lower cash and cash equivalents of $5.6 million or 6.0%. Liquid assets remain elevated mainly as a result of the Company’s overall net funding position, which has been influenced by a strategy that included realigning the balance sheet and reducing its overall size while managing a high level of nonperforming assets. The overall funding position of the Company changes as loan demand, deposit levels, and other sources and uses of funds fluctuate.

Net cash provided by operating activities was $3.4 million for the first quarter of 2012, a decrease of $3.3 million compared to $6.7 million for the same period of 2011. Net cash used in investing activities was $11.7 million for 2012 compared to $37.2 million for 2011. The $25.5 million reduction in net cash outflows is mainly due to a $37.7 million reduction in net cash outflows related to investment securities partially offset by a decrease in net cash inflows related to loan activity of $11.6 million. These cash flow activities correlate to the overall increase in investment securities and decrease in outstanding loan balances in their respective three month periods.

Net cash provided by financing activities was $2.6 million for the first quarter of 2012, a decrease of $30.0 million or 92.0% compared to $32.6 million for the first quarter of 2011. Net cash flows provided by financing activities declined in the comparison mainly due to short-term borrowing activity. For 2012, net short-term borrowings resulted in cash inflows of $923 thousand, a reduction of $24.5 million compared to cash inflows of $25.4 million for 2011. For 2011, short-term borrowings were boosted by a large deposit received from the Commonwealth of Kentucky at the end of the quarter that was placed into a repurchase agreement. The decrease in net cash flows provided by financing activities was also attributed to cash outflows related to long-term borrowings, which were $7.9 million higher for 2012 compared to a year earlier due to higher repayments in the current period related to FHLB borrowings.

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

CAPITAL RESOURCES

Shareholders’ equity was $160 million at March 31, 2012 compared to $157 million at year-end 2011. This represents an increase of $2.7 million or 1.7% and is attributed mainly to net income during the quarter of $3.3 million. Discount accretion increased the carrying value of outstanding preferred stock by $103 thousand during the quarter. The net unrealized gain on available for sale investment securities (net of tax) decreased $360 thousand or 4.0% which was driven mainly by a slight increase in the overall market interest rate environment that occurred during the first quarter. As market interest rates increase, the overall market value of fixed rate investment securities decline.

On January 9, 2009, as part of the U.S. Department of Treasury’s (“Treasury”) Capital Purchase Program, the Company received a $30.0 million equity investment by issuing 30 thousand shares of Series A, no par value cumulative perpetual preferred stock to the Treasury. The Company also issued a warrant to the Treasury allowing it to purchase 223,992 shares of the Company’s common stock at an exercise price of $20.09. The Series A preferred shares pay a cumulative cash dividend quarterly at 5% per annum during the first five years the preferred shares are outstanding and reset to 9% thereafter if not redeemed. The Company’s goal is to repurchase the preferred shares either in whole or in part prior to the dividend rate resetting to 9%, using internally generated cash flows for the potential repurchase.

Although the Parent Company is under no directive by its regulators to raise any additional capital, the Company filed a registration statement on Form S-3 with the SEC that became effective on October 19, 2009. Currently, as part of that filing, equity securities of the Company of approximately one-third of the market value of Company common stock held by non-affiliates (which as of May 1, 2012 one-third of the market value of common stock held by non-affiliates would have equaled approximately $14.1 million) could be offered for sale by the Company in one or more public offerings at an appropriate time.  Similarly, the Company could also seek to offer for sale debt or equity securities in a private placement exempt from the registration requirements of the Securities Act of 1933. The Company periodically evaluates potential capital raising scenarios and could seek a securities offering in the future. However, no determination has been made as to if or when a capital raise will be completed. Net proceeds from a potential sale of securities could be used for any corporate purpose determined by the Company’s board of directors.

At March 31, 2012, the Company’s tangible capital ratio was 8.34%, up 12 basis points compared to 8.22% at year-end 2011. The tangible capital ratio is defined as tangible equity as a percentage of tangible assets and excludes intangible assets. Tangible common equity to tangible assets, which further excludes outstanding preferred stock, was 6.80% at March 31, 2012, an increase of 13 basis points compared to 6.67% at year-end 2011.

Consistent with the objective of operating a sound financial organization, the Company’s goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios and the regulatory minimums are as follows as of the dates indicated.

	March 31, 2012			December 31, 2011
	Tier 1 Risk-based Capital1	Total Risk-based Capital1	Tier 1 Leverage2	Tier 1 Risk-based Capital1	Total Risk-based Capital1	Tier 1 Leverage2
Consolidated	16.88%	18.14%	10.17%	16.68%	17.95%	9.99%

Farmers Bank 3	17.79	19.05	9.70	17.58	18.84	9.47
First Citizens	12.97	13.71	8.70	13.47	14.21	8.93
United Bank3	14.85	16.13	9.21	13.51	14.79	8.44
Citizens Northern3	12.36	13.62	8.62	12.24	13.49	8.48

Regulatory minimum	4.00	8.00	4.00	4.00	8.00	4.00
Well-capitalized status	6.00	10.00	5.00	6.00	10.00	5.00

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

3See Note 10 to the Company’s unaudited consolidated financial statements included as part of this Form 10-Q for minimum capital ratios required as part of the banks regulatory agreement.

Regulatory Agreements

The Parent Company, Farmers Bank, United Bank, and Citizens Northern have each entered into supervisory agreements with their primary banking regulator. These agreements are summarized in Note 10 to the unaudited consolidated financial statements of this Form 10-Q. These agreements are also discussed in significantly greater detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 under the caption “Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

There have been no changes to the regulatory agreements since year-end 2011. The Company believes that it is adequately addressing all issues included in the regulatory agreements. However, only the respective regulatory agencies can determine if compliance with the applicable regulatory agreements have been met. The Company and its subsidiary banks are in compliance with the requirements identified in the regulatory agreements as of March 31, 2012, with the exception that the level of substandard loans established by United Bank and Farmers Bank exceed their target amounts by $3.8 million and $644 thousand, respectively. Target levels are established based on projections of individual substandard loan amounts and will fluctuate depending on the actual amount of newly classified loans, principal reductions, or repossession activity. Regulators continue to monitor the Company’s progress and compliance with the agreements through periodic on-site examinations, regular communications, and quarterly data analysis. The results of these examinations and communications show satisfactory progress toward meeting the requirements included in the regulatory agreements.

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

At March 31, 2012, the model indicated that if rates were to gradually increase by 150 basis points during the remainder of the calendar year, then net interest income and net income would decrease .34% and 1.1%, respectively for the year ending December 31, 2012 when compared to the forecasted results for the most likely rate environment.  The model indicated that if rates were to gradually decrease by 150 basis points over the same period, then net interest income and net income would decrease .68% and 2.4%, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended March 31, 2012 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

As of March 31, 2012, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted.  Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material effect upon the consolidated financial statements of the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

At various times, the Company’s Board of Directors has authorized the purchase of shares of the Company’s outstanding common stock. No stated expiration dates have been established under any of the previous authorizations. There were no Company shares purchased during the quarter ended March 31, 2012. There are 84,971 shares that may still be purchased under the various authorizations. However, the Company must be granted permission by the Federal Reserve Bank of St. Louis and the Kentucky Department of Financial Institutions before it can repurchase or redeem any of its outstanding common or preferred stock as a result of its regulatory agreement.

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

Item 5. Other Information

The Company held its Annual Meeting of Shareholders on May 8, 2012 (the “Meeting”). Listed below are the voting results on proposals considered and voted upon at the Meeting, all of which were described in the Company’s Proxy Statement filed with the Securities and Exchange Commission on April 2, 2012.

1.	A proposal to ratify the appointment of BKD LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2012.

Votes For	Votes Against	Votes Abstained
5,205,499	128,080	44,713

2.	The election of the following nominees as directors of the Company.

Nominee	Votes For	Votes Withheld	Broker Non-votes
J. Barry Banker	3,050,709	294,826	2,032,757
Fred N. Parker	3,066,330	279,205	2,032,757
David Young Phelps	3,118,760	226,776	2,032,757
Charles Frederick Sutterlin	2,970,457	375,079	2,032,757

3.	A proposal to approve, on an advisory basis, the Company’s overall executive compensation programs.

Votes For	Votes Against	Votes Abstained	Broker Non-votes
3,065,332	206,654	73,548	2,032,757

Item 6.  Exhibits

List of Exhibits
3.1	Second Amended and Restated Articles of Incorporation of Farmers Capital Bank Corporation (incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).

3.2
Articles of Amendment to Second Amended and Restated Articles of Incorporation of Farmers Capital Bank Corporation dated January 6, 2009 (incorporated by reference to the Current Report on Form 8-K dated January 13, 2009).

3.3
Articles of Amended and Second Amended and Restated Articles of Incorporation of Farmers Capital Bank Corporation dated November 16, 2009 (incorporated by reference to the Current Report on Form 8-K dated November 17, 2009).

3.4	Amended and Restated Bylaws of Farmers Capital Bank Corporation (incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

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

4.12
Letter Agreement, dated January 9, 2009, between Farmers Capital Bank Corporation and the United States Treasury, with respect to the issuance and sale of the Series A Preferred Stock and the Warrant, and Securities Purchase Agreement-Standard Terms attached thereto as Exhibit A (incorporated by reference to the Current Report on Form 8-K dated January 13, 2009).

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

10.4	Employee Stock Purchase Plan of Farmers Capital Bank Corporation (incorporated by reference to Form S-8 effective June 24, 2004).

10.5	Nonqualified Stock Option Plan of Farmers Capital Bank Corporation (incorporated by reference to Form S-8 effective September 8, 1998).

31.1**	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	CEO & CFO Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***
The following financial information from Farmers Capital Bank Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholders’ Equity, and (vi) the Notes to the Consolidated Financial Statements.

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

Date:	May 8, 2012	/s/ Lloyd C. Hillard, Jr.
Lloyd C. Hillard, Jr.
President and CEO
(Principal Executive Officer)

Date:	May 8, 2012	/s/ Doug Carpenter
C. Douglas Carpenter
Executive Vice President, Secretary, and CFO
(Principal Financial and Accounting Officer)