Form 10-Q
period 2012-06-30
FARMERS CAPITAL BANK CORP
filed 2012-08-08
CIK 713095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 OR 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

Farmers Capital Bank Corporation
(Exact name of registrant as specified in its charter)

Kentucky	000-14412	61-1017851
(State or other jurisdiction	(Commission	(IRS Employer
of incorporation)	File Number)	Identification No.)

P.O. Box 309 Frankfort, KY	40602
(Address of principal executive offices)	(Zip Code)

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
7,460,418 shares outstanding at August 6, 2012

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Unaudited Consolidated Balance Sheets
(Dollars in thousands, except share data)	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents:
Cash and due from banks	$30,355	$28,842
Interest bearing deposits in other banks	38,478	62,226
Federal funds sold and securities purchased under agreements to resell	2,168	3,241
Total cash and cash equivalents	71,001	94,309
Investment securities:
Available for sale, amortized cost of $601,810 (2012) and $583,951 (2011)	616,856	597,819
Held to maturity, fair value of $997 (2012) and $974 (2011)	875	875
Total investment securities	617,731	598,694
Loans, net of unearned income	1,040,439	1,072,108
Allowance for loan losses	(27,113)	(28,264)
Loans, net	1,013,326	1,043,844
Premises and equipment, net	37,569	38,770
Company-owned life insurance	27,376	27,461
Intangible assets, net	1,901	2,409
Other real estate owned	39,566	38,157
Other assets	39,186	39,946
Total assets	$1,847,656	$1,883,590
Liabilities
Deposits:
Noninterest bearing	$237,113	$224,259
Interest bearing	1,170,335	1,210,806
Total deposits	1,407,448	1,435,065
Federal funds purchased and other short-term borrowings	21,989	27,022
Securities sold under agreements to repurchase and other long-term borrowings	180,464	190,694
Subordinated notes payable to unconsolidated trusts	48,970	48,970
Dividends payable	188	188
Other liabilities	24,861	24,594
Total liabilities	1,683,920	1,726,533
Shareholders’ Equity
Preferred stock, no par value 1,000,000 shares authorized; 30,000 Series A shares issued and outstanding at June 30, 2012 and December 31, 2011; Liquidation preference of $30,000	29,323	29,115
Common stock, par value $.125 per share 14,608,000 shares authorized; 7,460,418 and 7,446,445 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	932	931
Capital surplus	50,929	50,848
Retained earnings	75,018	69,520
Accumulated other comprehensive income	7,534	6,643
Total shareholders’ equity	163,736	157,057
Total liabilities and shareholders’ equity	$1,847,656	$1,883,590
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Income
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2012	2011	2012	2011
Interest Income
Interest and fees on loans	$14,104	$15,701	$28,385	$31,881
Interest on investment securities:
Taxable	3,394	3,906	6,960	7,276
Nontaxable	561	461	1,088	994
Interest on deposits in other banks	27	64	62	147
Interest on federal funds sold and securities purchased under agreements to resell	1	1	2	3
Total interest income	18,087	20,133	36,497	40,301
Interest Expense
Interest on deposits	2,368	3,772	5,179	7,719
Interest on federal funds purchased and other short-term borrowings	25	49	50	111
Interest on securities sold under agreements to repurchase and other long-term borrowings	1,810	1,984	3,653	3,982
Interest on subordinated notes payable to unconsolidated trusts	517	506	1,041	1,011
Total interest expense	4,720	6,311	9,923	12,823
Net interest income	13,367	13,822	26,574	27,478
Provision for loan losses	1,341	4,528	2,318	6,969
Net interest income after provision for loan losses	12,026	9,294	24,256	20,509
Noninterest Income
Service charges and fees on deposits	2,015	2,177	4,018	4,230
Allotment processing fees	1,332	1,356	2,628	2,685
Other service charges, commissions, and fees	1,136	1,062	2,228	2,091
Data processing income	84	271	168	535
Trust income	473	659	935	1,086
Investment securities gains, net	685	413	688	823
Gains on sale of mortgage loans, net	451	151	761	292
Income from company-owned life insurance	228	241	988	476
Other	8	10	26	15
Total noninterest income	6,412	6,340	12,440	12,233
Noninterest Expense
Salaries and employee benefits	6,859	6,870	13,980	13,635
Occupancy expenses, net	1,195	1,210	2,371	2,442
Equipment expenses	611	567	1,181	1,177
Data processing and communication expenses	989	1,199	2,152	2,427
Bank franchise tax	620	662	1,188	1,293
Amortization of intangibles	253	286	507	572
Deposit insurance expense	685	722	1,372	1,611
Other real estate expenses, net	704	1,935	1,666	2,615
Deposit fraud loss	-	-	-	700
Other	2,485	2,056	4,577	4,317
Total noninterest expense	14,401	15,507	28,994	30,789
Income before income taxes	4,037	127	7,702	1,953
Income tax expense (benefit)	890	(42)	1,246	739
Net income	3,147	169	6,456	1,214
Dividends and accretion on preferred shares	(480)	(473)	(958)	(945)
Net income (loss) available to common shareholders	$2,667	$(304)	$5,498	$269
Per Common Share
Net income (loss), basic and diluted	$.36	$(.04)	$.74	$.04
Cash dividends declared	N/A	N/A	N/A	N/A
Weighted Average Common Shares Outstanding
Basic and diluted	7,454	7,420	7,450	7,416
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Net Income	$3,147	$169	$6,456	$1,214
Other comprehensive income:
Net unrealized holding gain on available for sale securities arising during the period on securities held at end of period, net of tax of $875, $1,753, $674 and $1,661, respectively	1,625	3,255	1,251	3,084

Reclassification adjustment for prior period unrealized gain previously reported in other comprehensive income recognized during current period, net of tax of $268, $63, $261 and $295, respectively	(498)	(117)	(484)	(547)

Change in unfunded portion of postretirement benefit obligation, net of tax of $31, $31, $67 and $63, respectively	59	59	124	117
Other comprehensive income	1,186	3,197	891	2,654
Comprehensive Income	$4,333	$3,366	$7,347	$3,868
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Cash Flows
Six months ended June 30, (In thousands)	2012	2011
Cash Flows from Operating Activities
Net income	$6,456	$1,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,268	2,374
Net premium amortization of available for sale investment securities	2,493	1,551
Provision for loan losses	2,318	6,969
Deferred income tax expense	31	1,684
Noncash employee stock purchase plan expense	20	34
Mortgage loans originated for sale	(38,743)	(11,395)
Proceeds from sale of mortgage loans	38,059	12,574
Gain on sale of mortgage loans, net	(761)	(292)
Loss on disposal of premises and equipment, net	-	3
Net loss on sale and write downs of other real estate	1,256	1,992
Net gain on sale of available for sale investment securities	(688)	(823)
Decrease in accrued interest receivable	509	43
Increase in cash surrender value of company-owned life insurance	(437)	(461)
Death benefits in excess of cash surrender value on company-owned life insurance	(529)	-
Increase in other assets	(337)	(2,412)
Decrease in accrued interest payable	(310)	(259)
Increase (decrease) in other liabilities	768	(39)
Net cash provided by operating activities	12,373	12,757
Cash Flows from Investing Activities
Proceeds from maturities and calls of available for sale investment securities	98,820	65,886
Proceeds from sale of available for sale investment securities	66,520	64,300
Purchase of available for sale investment securities	(185,003)	(266,714)
Principal collected on loans originated for investment, net	21,772	43,728
Proceeds from surrender of company-owned life insurance	-	2,248
Proceeds from death benefits of company-owned life insurance	1,051	-
Purchase of premises and equipment	(907)	(1,843)
Proceeds from sale of other real estate	5,208	3,519
Proceeds from sale of equipment	426	2
Net cash provided by (used in) investing activities	7,887	(88,874)
Cash Flows from Financing Activities
Net decrease in deposits	(27,617)	(16,670)
Net (decrease) increase in federal funds purchased and other short-term borrowings	(5,033)	17,257
Repayments of securities sold under agreements to repurchase and other long-term borrowings	(10,230)	(7,335)
Dividends paid, preferred	(750)	(750)
Shares issued under employee stock purchase plan	62	65
Net cash used in financing activities	(43,568)	(7,433)
Net decrease in cash and cash equivalents	(23,308)	(83,550)
Cash and cash equivalents at beginning of year	94,309	182,056
Cash and cash equivalents at end of period	$71,001	$98,506
Supplemental Disclosures
Cash paid during the period for:
Interest	$10,233	$13,082
Income taxes	200	1,000
Transfers from loans to other real estate	10,594	10,594
Sale and financing of other real estate	2,721	918
Cash dividends payable, preferred	188	188
See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share data)
Six months ended	Preferred	Common Stock		Capital	Retained	Accumulated Other Comprehensive	Total Shareholders’
June 30, 2012 and 2011	Stock	Shares	Amount	Surplus	Earnings	Income	Equity
Balance at January 1, 2012	$29,115	7,446	$931	$50,848	$69,520	$6,643	$157,057
Net income	-	-	-	-	6,456	-	6,456
Other comprehensive income	-	-	-	-	-	891	891
Preferred stock dividends, $25.00 per share	-	-	-	-	(750)	-	(750)
Preferred stock discount accretion	208	-	-	-	(208)	-	-
Shares issued pursuant to employee stock purchase plan	-	14	1	61	-	-	62
Expense related to employee stock purchase plan	-	-	-	20	-	-	20
Balance at June 30, 2012	$29,323	7,460	$932	$50,929	$75,018	$7,534	$163,736

Balance at January 1, 2011	$28,719	7,412	$926	$50,675	$68,678	$898	$149,896
Net income	-	-	-	-	1,214	-	1,214
Other comprehensive income	-	-	-	-	-	2,654	2,654
Preferred stock dividends, $25.00 per share	-	-	-	-	(750)	-	(750)
Preferred stock discount accretion	195	-	-	-	(195)	-	-
Shares issued pursuant to employee stock purchase plan	-	15	2	63	-	-	65
Expense related to employee stock purchase plan	-	-	-	34	-	-	34
Balance at June 30, 2011	$28,914	7,427	$928	$50,772	$68,947	$3,552	$153,113
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

The Company disaggregates certain disclosure information related to loans, the related allowance for loan losses, and credit quality measures by either portfolio segment or by loan class. The Company segregates its loan portfolio segments based on similar risk characteristics as follows: real estate loans, commercial loans, and consumer loans.

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

Generally, the accrual of interest on loans is discontinued when it is determined that the collection of interest or principal is doubtful, or when a default of interest or principal has existed for 90 days or more, unless such loan is well secured and in the process of collection. Past due status is based on the contractual terms of the loan.  All interest accrued but not received for a loan placed on nonaccrual status is reversed against interest income. Cash payments received on nonaccrual loans generally are applied to principal, and interest income is only recorded once principal recovery is reasonably assured. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The Company’s policy for placing a loan on nonaccrual status or subsequently returning a loan to accrual status does not differ based on its portfolio class or segment.

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

Net income (loss) per common share computations were as follows for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2012	2011	2012	2011

Net income, basic and diluted	$3,147	$169	$6,456	$1,214
Preferred stock dividends and discount accretion	(480)	(473)	(958)	(945)
Net income (loss) available to common shareholders, basic and diluted	$2,667	$(304)	$5,498	$269

Average common shares issued and outstanding, basic and diluted	7,454	7,420	7,450	7,416

Net income (loss) per common share, basic and diluted	$.36	$(.04)	$.74	$.04

For the three and six months ended June 30, 2012 and 2011, options to purchase 24,049 common shares were excluded from the computation of diluted net income (loss) per common share because they were antidilutive. There were 223,992 potential common shares associated with a warrant issued to the U.S. Treasury (“Treasury”) that were excluded from the computation of diluted net income (loss) per common share for each of the periods presented because they were antidilutive.

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

Available for sale investment securities are the Company’s only balance sheet item that meets the disclosure requirements for instruments measured at fair value on a recurring basis. Disclosures as of June 30, 2012 and December 31, 2011 are as follows:
		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2012
Obligations of U.S. government-sponsored entities	$76,539	$-	$76,539	$-
Obligations of states and political subdivisions	102,955	-	102,955	-
Mortgage-backed securities – residential	429,344	-	429,344	-
Mortgage-backed securities – commercial	30	-	30	-
Mutual funds and equity securities	1,454	1,454	-	-
Corporate debt securities	6,534	-	6,534	-
Total	$616,856	$1,454	$615,402	$-

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2011
Obligations of U.S. government-sponsored entities	$96,163	$-	$96,163	$-
Obligations of states and political subdivisions	84,619	-	84,619	-
Mortgage-backed securities – residential	408,863	-	408,863	-
Mortgage-backed securities – commercial	209	-	209	-
Mutual funds and equity securities	1,601	1,601	-	-
Corporate debt securities	6,364	-	6,364	-
Total	$597,819	$1,601	$596,218	$-

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

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2012
Impaired Loans
Real estate-construction and land development	$8,595	$-	$-	$8,595
Real estate mortgage-residential	8,467	-	-	8,467
Real estate mortgage-farmland and other commercial enterprises	10,746	-	-	10,746
Commercial and industrial	16	-	-	16
Consumer-secured	21	-	-	21
Consumer-unsecured	114	-	-	114
Total	$27,959	$-	$-	$27,959

OREO
Real estate-construction and land development	$4,162	$-	$-	$4,162
Real estate mortgage-residential	2,022	-	-	2,022
Real estate mortgage-farmland and other commercial enterprises	1,369	-	-	1,369
Total	$7,553	$-	$-	$7,553

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2011
Impaired Loans
Real estate-construction and land development	$18,636	$-	$-	$18,636
Real estate mortgage-residential	8,160	-	-	8,160
Real estate mortgage-farmland and other commercial enterprises	12,928	-	-	12,928
Commercial and industrial	293	-	-	293
Consumer	47	-	-	47
Total	$40,064	$-	$-	$40,064

OREO
Real estate-construction and land development	$8,826	$-	$-	$8,826
Real estate mortgage-residential	1,217	-	-	1,217
Real estate mortgage-farmland and other commercial enterprises	4,785	-	-	4,785
Total	$14,828	$-	$-	$14,828

The following table presents quantitative information about unobservable inputs for assets measured on a nonrecurring basis using Level 3 measurements.

(In thousands)	Fair Value at June 30, 2012	Valuation Technique	Unobservable Inputs	Range			Average
Impaired loans	$27,959	Discounted appraisals	Marketability discount	.3%	-	53.9%	6.6%
OREO	$7,553	Discounted appraisals	Marketability discount	.3%	-	27.4%	8.6%

As previously discussed, the fair value of real estate securing impaired loans and OREO are based on current third party appraisals. It is often necessary, however, for the Company to discount the appraisal amounts supporting its impaired loans and OREO.  These discounts relate primarily to marketing and other holding costs that are not included in certain appraisals or to update values as a result of market declines of similar properties for which newer appraisals are available. Discounts also result from contracts to sell properties entered into during the period. The range of discounts is presented in the table above for the six months ended June 30, 2012.

The following table represents impairment charges recorded in earnings for the periods indicated on assets measured at fair value on a nonrecurring basis.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Impairment charges:
Impaired loans	$927	$1,975	$5,233	$3,109
OREO	641	1,339	1,150	1,568
Total	$1,568	$3,314	$6,383	$4,677

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

The following table presents the estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2012 and December 31, 2011. Information for available for sale investment securities is presented within this footnote in greater detail above.

			Fair Value Measurements Using
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012
Assets
Cash and cash equivalents	$71,001	$71,001	$71,001	$-	$-
Held to maturity investment securities	875	997	-	997	-
Loans, net	1,013,326	1,009,964	-	-	1,009,964
Accrued interest receivable	6,110	6,110	-	6,110	-

Liabilities
Deposits	1,407,448	1,411,919	824,046	-	587,873
Federal funds purchased and other short-term borrowings	21,989	21,989	-	21,989	-
Securities sold under agreements to repurchase and other long-term borrowings	180,464	201,514	-	201,514	-
Subordinated notes payable to unconsolidated trusts	48,970	20,173	-	-	20,173
Accrued interest payable	2,065	2,065	-	2,065	-

December 31, 2011
Assets
Cash and cash equivalents	$94,309	$94,309	$94,309	$-	$-
Held to maturity investment securities	875	974	-	974	-
Loans, net	1,043,844	1,043,824	-	-	1,043,824
Accrued interest receivable	6,619	6,619	-	6,619	-

Liabilities
Deposits	1,435,065	1,441,490	787,396	-	654,094
Federal funds purchased and other short-term borrowings	27,022	27,022	-	27,022	-
Securities sold under agreements to repurchase and other long-term borrowings	190,694	212,176	-	212,176	-
Subordinated notes payable to unconsolidated trusts	48,970	20,982	-	-	20,982
Accrued interest payable	2,375	2,375	-	2,375	-

6.  Investment Securities

The following tables summarize the amortized costs and estimated fair value of the securities portfolio at June 30, 2012 and December 31, 2011. The summary is divided into available for sale and held to maturity investment securities.

June 30, 2012 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$76,264	$285	$10	$76,539
Obligations of states and political subdivisions	98,655	4,385	85	102,955
Mortgage-backed securities – residential	417,417	12,051	124	429,344
Mortgage-backed securities – commercial	30	-	-	30
Mutual funds and equity securities	1,451	16	13	1,454
Corporate debt securities	7,993	47	1,506	6,534
Total securities – available for sale	$601,810	$16,784	$1,738	$616,856
Held To Maturity
Obligations of states and political subdivisions	$875	$122	$-	$997

December 31, 2011 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$95,770	$408	$15	$96,163
Obligations of states and political subdivisions	80,801	3,903	85	84,619
Mortgage-backed securities – residential	397,675	11,384	196	408,863
Mortgage-backed securities – commercial	203	6	-	209
Mutual funds and equity securities	1,601	-	-	1,601
Corporate debt securities	7,901	-	1,537	6,364
Total securities – available for sale	$583,951	$15,701	$1,833	$597,819
Held To Maturity
Obligations of states and political subdivisions	$875	$99	$-	$974

The amortized cost and estimated fair value of the debt securities portfolio at June 30, 2012, by contractual maturity, are detailed below. The summary is divided into available for sale and held to maturity securities. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are stated separately due to the nature of payment and prepayment characteristics of these securities, as principal is not due at a single date.

	Available For Sale		Held To Maturity
June 30, 2012 (In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$11,273	$11,262	$-	$-
Due after one year through five years	73,957	74,672	-	-
Due after five years through ten years	76,922	80,197	-	-
Due after ten years	20,760	19,897	875	997
Mortgage-backed securities	417,447	429,374	-	-
Total	$600,359	$615,402	$875	$997

Gross realized gains and losses on the sale of available for sale investment securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011

Gross realized gains	$688	$413	$695	$826
Gross realized losses	3	-	7	3
Net realized gains	$685	$413	$688	$823

Investment securities with unrealized losses at June 30, 2012 and December 31, 2011 not recognized in income are presented in the tables below. The tables segregate investment securities that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or more. The tables also include the fair value of the related securities.

	Less than 12 Months		12 Months or More		Total
June 30, 2012 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$9,140	$10	$-	$-	$9,140	$10
Obligations of states and political subdivisions	7,259	66	6,503	19	13,762	85
Mortgage-backed securities – residential	51,131	124	-	-	51,131	124
Mutual funds and equity securities	664	13	-	-	664	13
Corporate debt securities	351	4	4,341	1,502	4,692	1,506
Total	$68,545	$217	$10,844	$1,521	$79,389	$1,738

	Less than 12 Months		12 Months or More		Total
December 31, 2011 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$13,494	$15	$-	$-	$13,494	$15
Obligations of states and political subdivisions	2,913	20	6,886	65	9,799	85
Mortgage-backed securities – residential	56,249	196	-	-	56,249	196
Corporate debt securities	-	-	4,299	1,537	4,299	1,537
Total	$72,656	$231	$11,185	$1,602	$83,841	$1,833

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

At June 30, 2012, the Company’s investment securities portfolio had gross unrealized losses of $1.7 million, an improvement of $95 thousand or 5.2% from year-end 2011. Of the total gross unrealized losses at June 30, 2012, $1.5 million relates to investments that have been in a continuous loss position for 12 months or more. Significantly all of the investments in a unrealized losses position for 12 or more months consist of corporate debt securities. The unrealized loss position of $1.5 million attributed to corporate debt securities represents an improvement of $35 thousand or 2.3% from year-end 2011, but represents an increase of $611 thousand or 68.6% compared with the previous quarter.

Corporate debt securities in the Company’s investment securities portfolio at June 30, 2012 include $4.3 million carrying value of single-issuer trust preferred capital securities issued by a national and global financial services firm. These securities are currently performing and, although downgraded in the current quarter, continues to be rated as investment grade by major rating agencies. The total unrealized loss on corporate debt securities is primarily attributed to the single-issuer trust preferred capital securities. The unrealized losses on these securities is mainly a result of the general decline in financial markets and illiquidity events that began in 2008 and is not due to adverse changes in the expected cash flows of the individual securities. Overall market declines, particularly of banking and financial institutions, are a result of significant stress throughout the regional and national economy that began during 2008 and has not fully stabilized.

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

Investment securities with unrealized losses at June 30, 2012 are performing according to their contractual terms. The Company does not have the intent to sell these securities and likely will not be required to sell these securities before their anticipated recovery. The Company does not consider any of the securities to be impaired due to reasons of credit quality or other factors.

7.  Loans and Allowance for Loan Losses

Major classifications of loans outstanding are summarized as follows:

(In thousands)	June 30, 2012	December 31, 2011

Real Estate:
Real estate – construction and land development	$116,401	$119,989
Real estate mortgage – residential	430,651	445,464
Real estate mortgage – farmland and other commercial enterprises	380,842	384,331
Commercial:
Commercial and industrial	47,696	48,771
States and political subdivisions	22,779	23,601
Lease financing	4,682	7,578
Other	18,607	21,435
Consumer:
Secured	11,840	14,214
Unsecured	7,156	7,151
Total loans	1,040,654	1,072,534
Less unearned income	(215)	(426)
Total loans, net of unearned income	$1,040,439	$1,072,108

Activity in the allowance for loan losses by portfolio segment was as follows for the periods indicated.

(In thousands)	Real Estate	Commercial	Consumer	Total
Three months ended June 30, 2012
Balance, beginning of period	$23,990	$2,238	$825	$27,053
Provision for loan losses	1,437	(85)	(11)	1,341
Recoveries	75	22	56	153
Loans charged off	(1,281)	(38)	(115)	(1,434)
Balance, end of period	$24,221	$2,137	$755	$27,113

Six months ended June 30, 2012
Balance, beginning of period	$23,538	$3,508	$1,218	$28,264
Provision for loan losses	4,030	(1,381)	(331)	2,318
Recoveries	202	121	112	435
Loans charged off	(3,549)	(111)	(244)	(3,904)
Balance, end of period	$24,221	$2,137	$755	$27,113

(In thousands)	Real Estate	Commercial	Consumer	Total
Three months ended June 30, 2011
Balance, beginning of period	$24,609	$3,454	$959	$29,022
Provision for loan losses	4,438	31	59	4,528
Recoveries	15	41	68	124
Loans charged off	(3,630)	(157)	(149)	(3,936)
Balance, end of period	$25,432	$3,369	$937	$29,738

Six months ended June 30, 2011
Balance, beginning of period	$24,527	$3,260	$997	$28,784
Provision for loan losses	6,625	258	86	6,969
Recoveries	83	80	127	290
Loans charged off	(5,803)	(229)	(273)	(6,305)
Balance, end of period	$25,432	$3,369	$937	$29,738

The following tables present individually impaired loans by class of loans for the dates indicated.

June 30, 2012 (In thousands)	Recorded Investment	Unpaid Principal Balance	Allowance for Loan Losses Allocated
Impaired loans with no related allowance recorded:
Real Estate
Real estate – construction and land development	$23,228	$33,318
Real estate mortgage – residential	7,348	7,976
Real estate mortgage – farmland and other commercial enterprises	16,598	18,537
Total	$47,174	$59,831

Impaired loans with an allowance recorded:
Real Estate
Real estate – construction and land development	$11,026	$11,157	$636
Real estate mortgage – residential	13,898	13,864	1,827
Real estate mortgage – farmland and other commercial enterprises	19,945	19,815	2,034
Commercial
Commercial and industrial	250	250	233
Consumer
Secured	68	68	47
Unsecured	183	183	70
Total	$45,370	$45,337	$4,847

December 31, 2011 (In thousands)	Recorded Investment	Unpaid Principal Balance	Allowance for Loan Losses Allocated
Impaired loans with no related allowance recorded:
Real Estate
Real estate – construction and land development	$26,363	$26,337
Real estate mortgage – residential	22,923	22,843
Real estate mortgage – farmland and other commercial enterprises	43,765	43,438
Commercial
Commercial and industrial	2,982	2,939
Consumer
Unsecured	19	18
Total	$96,052	$95,575

Impaired loans with an allowance recorded:
Real Estate
Real estate – construction and land development	$13,440	$13,425	$139
Real estate mortgage – residential	13,239	13,197	998
Real estate mortgage – farmland and other commercial enterprises	15,070	15,035	600
Commercial
Commercial and industrial	456	453	159
Consumer
Secured	60	58	30
Total	$42,265	$42,168	$1,926

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Average of individually impaired loans:
Real Estate
Real estate – construction and land development	$41,044	$54,107	$38,297	$56,041
Real estate mortgage – residential	21,571	40,513	22,852	35,914
Real estate mortgage – farmland and other commercial enterprises	40,761	62,088	40,934	67,566
Commercial
Commercial and industrial	301	4,553	533	4,434
Consumer
Secured	70	112	88	74
Unsecured	186	-	189	-
Total average of impaired loans	$103,933	$161,373	$102,893	$164,029

Interest income recognized during impairment:
Real Estate
Real estate – construction and land development	$128	$265	$236	$536
Real estate mortgage – residential	159	469	401	851
Real estate mortgage – farmland and other commercial enterprises	498	657	1,001	1,478
Commercial
Commercial and industrial	-	58	14	108
Consumer
Secured	-	-	5	3
Unsecured	1	-	5	-
Total interest income recognized during impairment	$786	$1,449	$1,662	$2,976

Cash-basis interest income recognized:
Real Estate
Real estate – construction and land development	$126	$169	$225	$406
Real estate mortgage – residential	166	454	398	814
Real estate mortgage – farmland and other commercial enterprises	469	656	828	1,375
Commercial
Commercial and industrial	-	52	14	102
Consumer
Secured	-	-	5	2
Unsecured	1	-	5	-
Total cash-basis interest income recognized	$762	$1,331	$1,475	$2,699

The following tables present the balance of the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of June 30, 2012 and December 31, 2011.

June 30, 2012 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$4,497	$233	$117	$4,847
Collectively evaluated for impairment	19,724	1,904	638	22,266
Total ending allowance balance	$24,221	$2,137	$755	$27,113

Loans
Loans individually evaluated for impairment	$92,043	$250	$251	$92,544
Loans collectively evaluated for impairment	835,851	93,299	18,745	947,895
Total ending loan balance, net of unearned income	$927,894	$93,549	$18,996	$1,040,439

December 31, 2011 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,737	$159	$30	$1,926
Collectively evaluated for impairment	21,801	3,349	1,188	26,338
Total ending allowance balance	$23,538	$3,508	$1,218	$28,264

Loans
Loans individually evaluated for impairment	$134,800	$3,438	$79	$138,317
Loans collectively evaluated for impairment	814,984	97,521	21,286	933,791
Total ending loan balance, net of unearned income	$949,784	$100,959	$21,365	$1,072,108

The following tables present the recorded investment in nonperforming loans by class of loans as of June 30, 2012 and December 31, 2011.

June 30, 2012 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate:
Real estate – construction and land development	$23,966	$6,143	$-
Real estate mortgage – residential	12,428	3,468	28
Real estate mortgage – farmland and other commercial enterprises	17,444	7,929	-
Commercial:
Commercial and industrial	554	-	-
Lease financing	161	-	-
Consumer:
Secured	44	-	-
Unsecured	1	-	1
Total	$54,598	$17,540	$29

December 31, 2011 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate:
Real estate – construction and land development	$30,744	$6,207	$-
Real estate mortgage – residential	14,578	4,894	-
Real estate mortgage – farmland and other commercial enterprises	13,831	8,024	-
Commercial:
Commercial and industrial	386	-	-
Lease financing	124	-	-
Consumer:
Secured	80	-	-
Unsecured	12	-	1
Total	$59,755	$19,125	$1

The Company has allocated $613 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2012.  The Company has no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the six month period ending June 30, 2012, the Company had one loan that was modified as troubled debt restructuring.  The modification of terms included reducing the stated interest rate on the loan to 4.125% from 6.0% and extending the due date by three months. This loan is secured by residential real estate and had a pre and post-modification recorded investment of $72 thousand. This restructuring increased the allowance for loan losses by $5 thousand. There were no related charge-offs recorded. The Company had no restructured credits during the first six months of 2012 for which there was a payment default within twelve months following the modification.

The tables below present an age analysis of past due loans 30 days or more by class of loans as of the dates indicated. Past due loans that are also classified as nonaccrual are included in their respective past due category.

June 30, 2012 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate:
Real estate – construction and land development	$-	$17,365	$17,365	$99,036	$116,401
Real estate mortgage – residential	2,526	7,578	10,104	420,547	430,651
Real estate mortgage – farmland and other commercial enterprises	11,698	12,955	24,653	356,189	380,842
Commercial:
Commercial and industrial	212	475	687	47,009	47,696
States and political subdivisions	-	-	-	22,779	22,779
Lease financing, net	8	161	169	4,298	4,467
Other	40	-	40	18,567	18,607
Consumer:
Secured	81	8	89	11,751	11,840
Unsecured	29	3	32	7,124	7,156
Total	$14,594	$38,545	$53,139	$987,300	$1,040,439

December 31, 2011 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate:
Real estate – construction and land development	$3,343	$18,970	$22,313	$97,676	$119,989
Real estate mortgage – residential	5,836	7,352	13,188	432,276	445,464
Real estate mortgage – farmland and other commercial enterprises	1,684	12,497	14,181	370,150	384,331
Commercial:
Commercial and industrial	98	300	398	48,373	48,771
States and political subdivisions	-	-	-	23,601	23,601
Lease financing, net	80	96	176	6,976	7,152
Other	29	-	29	21,406	21,435
Consumer:
Secured	200	17	217	13,997	14,214
Unsecured	61	5	66	7,085	7,151
Total	$11,331	$39,237	$50,568	$1,021,540	$1,072,108

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

	Real Estate			Commercial
June 30, 2012 (In thousands)	Real Estate-Construction and Land Development	Real Estate Mortgage- Residential	Real Estate Mortgage- Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Lease Financing	Other
Credit risk profile by internally assigned rating grades:
Pass	$68,258	$379,228	$300,697	$40,832	$22,779	$4,306	$17,529
Special Mention	6,802	18,671	28,905	5,866	-	-	1,067
Substandard	41,341	31,821	49,318	998	-	161	11
Doubtful	-	931	1,922	-	-	-	-
Total	$116,401	$430,651	$380,842	$47,696	$22,779	$4,467	$18,607

	Real Estate			Commercial
December 31, 2011 (In thousands)	Real Estate-Construction and Land Development	Real Estate Mortgage- Residential	Real Estate Mortgage- Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Lease Financing	Other
Credit risk profile by internally assigned rating grades:
Pass	$65,306	$386,134	$303,512	$41,556	$23,601	$7,022	$20,415
Special Mention	7,443	16,585	19,393	2,969	-	6	1,000
Substandard	47,091	41,468	59,395	4,103	-	124	20
Doubtful	149	1,277	2,031	143	-	-	-
Total	$119,989	$445,464	$384,331	$48,771	$23,601	$7,152	$21,435

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the consumer loans outstanding based on payment activity as of June 30, 2012 and December 31, 2011.

	June 30, 2012		December 31, 2011
	Consumer		Consumer
(In thousands)	Secured	Unsecured	Secured	Unsecured
Credit risk profile based on payment activity:
Performing	$11,796	$7,154	$14,134	$7,138
Nonperforming	44	2	80	13
Total	$11,840	$7,156	$14,214	$7,151

8.  Other Real Estate Owned

OREO was as follows as of the date indicated:

(In thousands)	June 30, 2012	December 31, 2011
Construction and land development	$22,881	$21,951
Residential real estate	4,858	5,591
Farmland and other commercial enterprises	11,827	10,615
Total	$39,566	$38,157

OREO activity for the six months ended June 30, 2012 and 2011 was as follows:

Six months ended June 30, (In thousands)	2012	2011
Beginning balance	$38,157	$30,545
Transfers from loans	10,594	10,594
Proceeds from sales	(7,929)	(4,437)
Loss on sales	(106)	(427)
Write downs and other decreases, net	(1,150)	(1,565)
Ending balance	$39,566	$34,710

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

The following disclosures of the net periodic benefit cost components of Plan 1 and Plan 2 were measured at January 1, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Service cost	$154	$108	$308	$216
Interest cost	152	151	304	302
Amortization of transition obligation	26	26	52	52
Recognized prior service cost	64	64	128	128
Recognized net actuarial loss	14	-	28	-
Net periodic benefit cost	$410	$349	$820	$698

The Company expects benefit payments of $330 thousand for 2012, of which $65 thousand and $131 thousand have been made during the three and six months ended June 30, 2012, respectively.

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

The regulatory ratios of the consolidated Company and its subsidiary banks were as follows for the dates indicated.

	June 30, 2012			December 31, 2011
	Tier 1 Risk-based Capital1	Total Risk-based Capital1	Tier 1 Leverage2	Tier 1 Risk-based Capital1	Total Risk-based Capital1	Tier 1 Leverage2
Consolidated	17.25%	18.52%	10.44%	16.68%	17.95%	9.99%
Farmers Bank	18.20	19.46	9.94	17.58	18.84	9.47
First Citizens	13.51	14.47	9.38	13.47	14.21	8.93
United Bank	14.77	16.05	9.22	13.51	14.79	8.44
Citizens Northern	12.74	13.99	8.74	12.24	13.49	8.48

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

Farmers Bank

In November of 2009, the KDFI and FRB St. Louis entered into a Memorandum with Farmers Bank. The Memorandum requires that Farmers Bank obtain written consent prior to declaring or paying the Parent Company a cash dividend and to achieve and maintain a Tier 1 Leverage ratio of 8.0% by June 30, 2010. The Parent Company injected from its reserves $11 million in capital into Farmers Bank subsequent to the Memorandum and an additional $200 thousand during 2010. At June 30, 2012, Farmers Bank had a Tier 1 Leverage ratio of 9.94% and a Total Risk-based Capital ratio of 19.46%.

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

During the first quarter of 2012, the Parent Company injected from its reserves $2.5 million in capital into United Bank in order for it to comply with the Consent Order. At June 30, 2012, United Bank had a Tier 1 Leverage ratio of 9.22% and a Total Risk-based Capital ratio of 16.05%. The Parent Company has injected from its reserves $18.9 million of capital into United Bank since the fourth quarter of 2009.

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

Citizens Northern

The KDFI and the FDIC entered into a Memorandum with Citizens Northern in September of 2010.  The Memorandum requires that Citizens Northern obtain written consent prior to declaring or paying a dividend and to increase Tier 1 Leverage ratio to equal or exceed 7.5% prior to September 30, 2010 and to achieve and maintain Tier 1 Leverage ratio to equal or exceed 8.0% prior to December 31, 2010.  In December 2010, the Parent Company injected $250 thousand of capital into Citizens Northern to bring its Tier 1 Leverage ratio up to 8.04% as of year-end 2010.  At June 30, 2012, Citizens Northern had a Tier 1 Leverage ratio of 8.74% and a Total Risk-based Capital ratio of 13.99%.

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

Regulators continue to monitor the Company’s progress and compliance with the regulatory agreements through periodic on-site examinations, regular communications, and quarterly data analysis. At the Parent Company and at each of its bank subsidiaries, the Company believes it is adequately addressing all issues of the regulatory agreements to which it is subject. However, only the respective regulatory agencies can determine if compliance with the applicable regulatory agreements has been met. The Company believes that it and its subsidiary banks are in compliance with the requirements identified in the regulatory agreements as of June 30, 2012.

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

11.  Preferred Stock and Warrant

In January of 2009, as part of the U.S. Department of Treasury’s (“Treasury”) Capital Purchase Program (“CPP”), the Company issued 30 thousand shares of Series A, no par value cumulative perpetual preferred stock to the Treasury for $30.0 million pursuant to a Letter Agreement and Securities Purchase Agreement. These agreements required the Company to comply with certain executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 for the period during which Treasury held the Company’s Preferred Shares.

During June 2012, the Treasury conducted an auction as part of its ongoing efforts to wind down and recover its remaining CPP investments. The auction included preferred stock positions held by the Treasury of seven banks participating in the CPP, including the $30.0 million investment in the Company’s Series A preferred stock. The Treasury was successful in selling all of its investment in the Company’s Series A preferred stock to private investors through a registered public offering. The Company received no proceeds as part of the transaction. Since the Treasury no longer owns the preferred stock, the executive compensation and other restrictions put in place by the Treasury no longer apply. The Company continues to view the outstanding preferred stock as an important component of its capital structure. As of June 30, 2012, the Treasury retains its rights to the warrant for the purchase of 223,992 shares of the Company’s common stock at $20.09 per share. The warrant expires in January 2019.

12.  Subsequent Event

On July 18, 2012, the Company repurchased the warrant it issued to the Treasury as part of the CPP. The Company repurchased the warrant at a mutually agreed upon price of $75 thousand. The repurchase of the warrant had no impact on the Company’s results of operations, although cash and shareholders’ equity declined by the amount of the purchase price. Upon settlement of the warrant repurchase, the Treasury has no remaining equity stake in the Company.

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

RESULTS OF OPERATIONS

Second Quarter 2012 Compared to Second Quarter 2011

The Company reported net income of $3.1 million for the quarter ended June 30, 2012, an increase of $3.0 million compared with net income of $169 thousand for the second quarter a year ago. On a per common share basis, net income for the current quarter was $.36, an increase of $.40 compared to a net loss of $.04 reported for the second quarter of 2011. Selected income statement amounts and related data are presented in the table below.

(In thousands except per share data)
Three Months Ended June 30,	2012	2011	Change
Interest income	$18,087	$20,133	$(2,046)
Interest expense	4,720	6,311	(1,591)
Net interest income	13,367	13,822	(455)
Provision for loan losses	1,341	4,528	(3,187)
Net interest income after provision for loan losses	12,026	9,294	2,732
Noninterest income	6,412	6,340	72
Noninterest expenses	14,401	15,507	(1,106)
Income before income tax expense	4,037	127	3,910
Income tax expense	890	(42)	932
Net income	$3,147	$169	$2,978
Preferred stock dividends and discount accretion	(480)	(473)	(7)
Net income (loss) available to common shareholders	$2,667	$(304)	$2,971

Basic and diluted net income (loss) per common share	$.36	$(.04)	$.40

Weighted average common shares outstanding – basic and diluted	7,454	7,420	34
Return on average assets	.67%	.03%	64	bp
Return on average equity	7.75%	.44%	731	bp
bp = basis points.

The $3.0 million or $.40 per common share increase in net income for the second quarter of 2012 compared to the same quarter a year ago was mainly driven by a decrease of $3.2 million or 70.4% and $1.2 million or 63.6% in the provision for loan losses and expenses associated with repossessed real estate, respectively, partially offset by an increase in income tax expense of $932 thousand. Further information related to the more significant components making up the increase in net income follows.

Net Interest Income

The overall interest rate environment at June 30, 2012, as measured by the Treasury yield curve, remains at very low levels in historical terms. Shorter-term yields for three and six-month maturities have increased 82 basis points and 10 basis points, respectively since year-end 2011. For longer-term maturities, three year maturities increased 6 basis points while the five, ten, and thirty year maturity periods declined 11, 23, and 14 basis points, respectively. At June 30, 2012, the short-term federal funds target interest rate was between zero and 0.25%, which has remained unchanged since December 2008. The Federal Reserve Board has indicated an objective of holding short-term interest rates at exceptionally low levels through 2014. The near historical low rate environment makes managing the Company’s net interest margin very challenging.

Net interest income was $13.4 million for the current quarter, a decrease of $455 thousand or 3.3% compared to $13.8 million for the prior-year second quarter. The decrease in net interest income is attributed mainly to a $2.0 million or 10.2% decrease in interest income, primarily on loans, which was partially offset by a $1.6 million or 25.2% decrease in interest expense, primarily on deposits. The decrease in total interest income and interest expense is attributed to both rate and volume declines related mainly to loans and deposits and are the result of the overall weak economic environment combined with the Company’s balance sheet management strategy. The overall weak economy has generally driven interest rates downward while the Company has become more selective in pricing deposits and extending loans, chiefly to reduce its costs of funds and improve net interest margin, overall profitability, and its capital position. The Company is generally earning and paying less interest from its earning assets and funding sources as the average rates earned and paid have decreased. This includes repricing of variable and floating rate assets and liabilities that have reset to overall lower amounts since their previous repricing date as well as activity related to new earning assets and funding sources. Additionally, an increase in available funds has been invested in lower yielding investment securities or cash equivalents in response to a decrease in high quality loan demand.

Interest income and interest expense related to nearly all categories of the Company’s earning assets and interest paying liabilities have declined in the quarterly comparison. The $2.0 million decrease from interest income in the comparison is primarily made up of lower interest on loans and investment securities of $1.6 million or 10.2% and $412 thousand or 9.4%, respectively. The decrease in interest on loans was driven primarily by a $102 million or 8.9% decrease in average volume and, to a lesser extent, a decrease in the average rate earned of six basis points to 5.5% from 5.6%. For investment securities, the decrease in interest income is rate driven, as a 66 basis point decrease in the average rate earned of 2.6% more than offset a higher average balance outstanding of $85.4 million or 15.4%.

The $1.6 million decrease in interest expense is primarily a result of lower interest expense on deposits of $1.4 million or 37.2% followed by lower interest on borrowings of $187 thousand or 7.4%. The decrease in interest expense on deposits was driven by lower interest on time deposits of $1.2 million or 35.2% due to both a decrease in the average rate paid and volume declines. The average rate paid on time deposits was 1.5% and 1.9% for the current and prior years’ second quarter, respectively. Average outstanding balances of time deposits were $597 million for the current quarter, a decrease of $99.7 million or 14.3% compared to a year earlier. Interest expense on borrowings decreased mainly as a result of maturities related to outstanding long-term Federal Home Loan Bank advances.

The net interest margin on a taxable equivalent basis increased three basis points to 3.21% for the second quarter of 2012 compared to 3.18% in the same quarter of 2011.  The increase in net interest margin was driven by a seven basis point increase in the spread between the average rate earned on earning assets and the average rate paid on interest bearing liabilities to 3.00% in the current quarter from 2.93% for the same quarter of 2011. The Company expects its net interest margin to remain relatively flat or trend upward in the near term according to internal modeling using expectations about future market interest rates, the maturity structure of the Company’s earning assets and liabilities, and other factors. Future results could be significantly different than expectations.

The following tables present an analysis of net interest income for the quarterly periods ended June 30.

Distribution of Assets, Liabilities and Shareholders’ Equity:  Interest Rates and Interest Differential
Three Months Ended June 30,	2012			2011
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities
Taxable	$552,384	$3,394	2.47%	$496,046	$3,906	3.16%
Nontaxable1	88,962	827	3.74	59,852	677	4.54
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell	48,299	28	.23	102,764	65	.25
Loans1,2,3	1,041,927	14,293	5.52	1,144,035	15,916	5.58
Total earning assets	1,731,572	$18,542	4.31%	1,802,697	$20,564	4.58%
Allowance for loan losses	(27,072)			(29,181)
Total earning assets, net of allowance for loan losses	1,704,500			1,773,516
Nonearning Assets
Cash and due from banks	24,370			16,842
Premises and equipment, net	38,024			39,336
Other assets	129,069			126,960
Total assets	$1,895,963			$1,956,654
Interest Bearing Liabilities
Deposits
Interest bearing demand	$284,561	$61	.09%	$260,577	$94	.14%
Savings	307,933	151	.20	292,375	350	.48
Time	597,266	2,156	1.45	696,935	3,328	1.92
Federal funds purchased and other short-term borrowings	26,394	25	.38	42,097	49	.47
Securities sold under agreements to repurchase and other long-term borrowings	229,476	2,327	4.08	245,483	2,490	4.07
Total interest bearing liabilities	1,445,630	$4,720	1.31%	1,537,467	$6,311	1.65%
Noninterest Bearing Liabilities
Other demand deposits	232,518			216,872
Other liabilities	54,553			48,225
Total liabilities	1,732,701			1,802,564
Shareholders’ equity	163,262			154,090
Total liabilities and shareholders’ equity	$1,895,963			$1,956,654
Net interest income		13,822			14,253
TE basis adjustment		(455)			(431)
Net interest income		$13,367			$13,822
Net interest spread			3.00%			2.93%
Impact of noninterest bearing sources of funds			.21			.25
Net interest margin			3.21%			3.18%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
2Loan balances include principal balances on nonaccrual loans.
3Loan fees included in interest income amounted to $435 thousand and $286 thousand in 2012 and 2011, respectively.

Analysis of Changes in Net Interest Income (tax equivalent basis)
(In thousands)	Variance	Variance Attributed to
Three Months Ended June 30,	2012/20111	Volume	Rate

Interest Income
Taxable investment securities	$(512)	$2,167	$(2,679)
Nontaxable investment securities2	150	813	(663)
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell	(37)	(32)	(5)
Loans2	(1,623)	(1,449)	(174)
Total interest income	(2,022)	1,499	(3,521)
Interest Expense
Interest bearing demand deposits	(33)	47	(80)
Savings deposits	(199)	121	(320)
Time deposits	(1,172)	(432)	(740)
Federal funds purchased and other short-term borrowings	(24)	(16)	(8)
Securities sold under agreements to repurchase and other long-term borrowings	(163)	(205)	42
Total interest expense	(1,591)	(485)	(1,106)
Net interest income	$(431)	$1,984	$(2,415)
Percentage change	100.0%	(460.3)%	560.3%

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

The provision for loan losses for the second quarter of 2012 was $1.3 million, a decrease of $3.2 million or 70.4% compared to $4.5 million for the second quarter of 2011. The allowance for loan losses as a percentage of outstanding loans (net of unearned income) was 2.61% at June 30, 2012 compared to 2.64% and 2.63% at year-end 2011 and June 30, 2011, respectively. The $3.2 million decrease in the provision for loan losses is attributed primarily to an improvement to historical loss rates, as adjusted for qualitative risk factors, applied to a smaller loan portfolio.

The improvement to current risk factors in the determination of the allowance for loan losses resulted mainly from a refinement to the Company’s allowance for loan losses methodology that occurred during the first quarter of 2012. The Company, with assistance from an independent third party advisor, adopted revisions to its methodology primarily in order to better reflect the impact of qualitative factors used in estimating credit losses inherent in the general component of the allowance for loan losses. Prior to being formally adopted, the Company tested the updated methodology with live data over a period of several months to ensure that significant changes in the allowance were supported and directionally consistent with changes in overall credit quality and that significant fluctuations were explainable and supportable. For additional detail related to the revised methodology, please refer to Note 2 to the unaudited consolidated financial statements of this Form 10-Q.

Net charge-offs were $1.3 million in the current quarter, a decrease of $2.5 million or 66.4% when compared to the second quarter of 2011. Of the $1.3 million in net charge-offs in the current quarter, $705 thousand is attributed to three separate credit relationships secured by various types of real estate. Of these three credit relationships, charge-offs totaling $405 thousand, $162 thousand, and  $138 thousand are secured primarily by multi-family residential real estate property, a real estate construction project, and a commercial real estate property, respectively. On an annualized basis, quarterly net charge-offs were .49% of average loans outstanding for the three months ended June 30, 2012 compared to 1.33% for the second quarter of a year ago.

Noninterest Income

The components of noninterest income are as follows for the periods indicated:

Three Months Ended June 30, (In thousands)	2012	2011	Change
Service charges and fees on deposits	$2,015	$2,177	$(162)
Allotment processing fees	1,332	1,356	(24)
Other service charges, commissions, and fees	1,136	1,062	74
Data processing income	84	271	(187)
Trust income	473	659	(186)
Investment securities gains, net	685	413	272
Gain on sale of mortgage loans, net	451	151	300
Income from company-owned life insurance	228	241	(13)
Other	8	10	(2)
Total noninterest income	$6,412	$6,340	$72

The more significant items for discussion are included below.

•
Service charges and fees on deposits decreased $162 thousand or 7.4% driven by a decline in fees from overdraft/insufficient funds of $241 thousand or 17.2% related to lower transaction volume. Transaction volume has declined similar to trends experienced by the banking industry as a whole, mainly as a result of increased consumer compliance regulations and changes in customer behavior that have evolved over the last several years.

•
The decrease in data processing income of $187 thousand or 69.0% is driven by a $138 thousand or 69.7% decline in fees related to the winding down of the Commonwealth of Kentucky (“Commonwealth”) depository services contract. Decreases in data processing revenues related to the general depository contract have been partially offset by noninterest expense reductions spread over multiple line items categories. Data processing fees have also declined $50 thousand or nearly 100% due to lower processing volumes attributed to an increase in paperless payment transactions related to the Commonwealth’s Women, Infants, and Children (“WIC”) supplemental nutrition program. Such transactions are now being processed by an unrelated third party. The Company expects to continue processing only a small number of transactions that are subject to manual processing.

•	The $186 thousand or 28.2% decrease in trust income is due mainly to accrual refinements resulting in a one-time increase in the amount of $165 thousand in the second quarter a year ago.
•
The $272 thousand or 65.9% increase in gains on the sale of investment securities is attributed to an increase in the volume of securities sold. Such sales often take place at irregular intervals based on current asset and liability management strategies. The Company periodically sells investment securities to lock in gains, increase yield, restructure expected future cash flows, and/or enhance its capital position as opportunities occur.

•
Net gains on the sale of mortgage loans increased $300 thousand or 199% as the volume of loans sold increased to $24.4 million from $5.4 million in the comparison. The increase in loans sold was fueled mainly by the overall low interest rate environment, which is below already low levels from a year ago. The low rate environment, along with a temporary upward movement in rates during the first quarter, has prompted many borrowers to refinance or purchase a home in anticipation that rates may rise further in the near future.

Noninterest Expense

The components of noninterest expense are as follows for the periods indicated:

Three Months Ended June 30, (In thousands)	2012	2011	Change
Salaries and employee benefits	$6,859	$6,870	$(11)
Occupancy expenses, net	1,195	1,210	(15)
Equipment expenses	611	567	44
Data processing and communication expense	989	1,199	(210)
Bank franchise tax	620	662	(42)
Amortization of intangibles	253	286	(33)
Deposit insurance expense	685	722	(37)
Other real estate expenses, net	704	1,935	(1,231)
Other	2,485	2,056	429
Total noninterest expense	$14,401	$15,507	$(1,106)

The more significant items for discussion are included below.

•
Data processing and communications expenses decreased $210 thousand or 17.5% mainly as a result of an agreement the Company announced during the first quarter of 2012 to reduce its debit card processing expenses combined with costs savings related to the winding down of the Company’s depository services contract with the Commonwealth.

•
The $1.2 million or 63.6% decrease in other real estate expense is mainly due to lower impairment charges recorded of $698 thousand or 52.1% in the comparison. Additionally, net gains from the sale of repossessed real estate were $136 thousand in the current quarter compared to a net loss of $257 thousand in the second quarter a year earlier.

•
The $429 thousand or 20.9% increase in other noninterest expense was driven by higher legal expenses of $251 thousand. The increase in legal expense includes $122 thousand related to registering the Company’s Series A preferred shares in order for them to be sold by the U.S. Department of Treasury (“Treasury”) to third party investors. The remaining increase in legal expense is primarily related to costs associated with problem loans.

Income Taxes

Income tax expense was $890 thousand for the second quarter of 2012, with an effective income tax rate of 22.0%. The Company recorded an income tax benefit of $42 thousand for the second quarter a year earlier. The effective income tax rate for that period is not meaningful.

First Six Months of 2012 Compared to First Six Months of 2011

Net income for the first six months of 2012 was $6.5 million or $.74 per common share. This represents an increase of $5.2 million or $.70 per common share compared to the first six months of 2011. Selected income statement amounts and related data are presented in the table below.

(In thousands except per share data)
Six Months Ended June 30,	2012	2011	Change
Interest income	$36,497	$40,301	$(3,804)
Interest expense	9,923	12,823	(2,900)
Net interest income	26,574	27,478	(904)
Provision for loan losses	2,318	6,969	(4,651)
Net interest income after provision for loan losses	24,256	20,509	3,747
Noninterest income	12,440	12,233	207
Noninterest expenses	28,994	30,789	(1,795)
Income before income tax expense	7,702	1,953	5,749
Income tax expense	1,246	739	507
Net income	$6,456	$1,214	$5,242
Preferred stock dividends and discount accretion	(958)	(945)	(13)
Net income available to common shareholders	$5,498	$269	$5,229

Basic and diluted net income per common share	$.74	$.04	$.70

Weighted average common shares outstanding – basic and diluted	7,450	7,416	34
Return on average assets	.68%	.13%	55	bp
Return on average equity	8.05%	1.60%	645	bp
bp = basis points.

The $5.2 million or $.70 per common share increase in net income for the six months ending June 30, 2012 compared to the first six months of 2011 is primarily due to a decrease in the provision for loan losses and noninterest expenses of $4.7 million or 66.7% and $1.8 million or 5.8%, respectively. Net interest income decreased $904 thousand or 3.3% and income tax expense increased $507 thousand or 68.6%. Further information related to the more significant components making up the increase in net income follows.

Net Interest Income

Net interest income was $26.6 million for the first six months of 2012, a decrease of $904 thousand or 3.3% compared to $27.5 million for the first six months of 2011. The decrease in net interest income is attributed to a $3.8 million or 9.4% decrease in interest income, primarily on loans, which was partially offset by a $2.9 million or 22.6% decrease in interest expense, primarily on deposits. Similar to that of the quarterly comparison, the decrease in total interest income and interest expense is mainly attributed to both rate and volume declines related to loans and deposits and are the result of both an overall weak economic environment and the Company’s balance sheet management strategy. This strategy includes being more selective in pricing deposits and extending loans in an effort to improve net interest margin, overall profitability, and capital position. The Company is generally earning and paying less interest from its earning assets and funding sources as the average rates earned and paid have decreased. This includes repricing of variable and floating rate assets and liabilities that have reset to net overall lower amounts since their previous repricing date as well as activity related to new earning assets and funding sources. Moreover, an increase in available funds has been invested in lower yielding investment securities or cash equivalents in response to a decrease in high quality loan demand.

Nearly all of the Company’s interest income and interest expense categories have declined in the six-month comparison. The $3.8 million decrease from interest income in the comparison is primarily made up of lower interest on loans and investment securities of $3.5 million or 11.0% and $222 thousand or 2.7%, respectively. The decrease in interest on loans was driven primarily by a $109 million or 9.4% decrease in average volume and, to a lesser extent, a decrease in the average rate earned of 11 basis points to 5.5% from 5.6%. For investment securities, the decrease in interest income is rate driven, as a 69 basis point decrease in the average rate earned to 2.7% from 3.4% offset a $117 million or 22.6% increase in the average balance outstanding.

The $2.9 million decrease in interest expense is primarily a result of lower interest expense on deposits of $2.5 million or 32.9% followed by lower interest on borrowings of $360 thousand or 7.1%. The decrease in interest expense on deposits was driven by lower interest on time deposits of $2.1 million or 30.5% due to decreases in both the volume and average rate paid. Average outstanding balances of time deposits were $615 million for the current six months, a decrease of $89.0 million or 12.6% compared to a year earlier. The average rate paid on time deposits was 1.6% and 2.0% for the first six months of 2012 and 2011, respectively. The decrease in interest expense on borrowings was driven mainly by maturities related to outstanding long-term Federal Home Loan Bank advances.

The net interest margin on a taxable equivalent basis was 3.18% for the first six months of 2012, unchanged compared to the same period of 2011. The spread between the average rate earned on earning assets and the average rate paid on interest bearing liabilities was 2.96% and 2.94% for the first six month of 2012 and 2011, respectively. The increase in spread was driven by a 30 basis point decrease in the overall cost of funds, which offset a 28 basis point decline in the overall yield on earning assets. The Company expects its net interest margin to remain relatively flat or trend upward in the near term according to internal modeling using expectations about future market interest rates, the maturity structure of the Company’s earning assets and liabilities, and other factors. Future results could be significantly different than expectations.

The following tables present an analysis of net interest income for the quarterly periods ended June 30.

Distribution of Assets, Liabilities and Shareholders’ Equity:  Interest Rates and Interest Differential
Six Months Ended June 30,	2012			2011
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities
Taxable	$547,516	$6,960	2.56%	$451,933	$7,276	3.25%
Nontaxable1	83,925	1,601	3.84	62,976	1,462	4.68
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell	57,159	64	.23	129,186	150	.23
Loans1,2,3	1,050,012	28,776	5.51	1,158,774	32,315	5.62
Total earning assets	1,738,612	$37,401	4.33%	1,802,869	$41,203	4.61%
Allowance for loan losses	(27,697)			(29,060)
Total earning assets, net of allowance for loan losses	1,710,915			1,773,809
Nonearning Assets
Cash and due from banks	24,449			18,538
Premises and equipment, net	38,260			39,314
Other assets	127,486			125,706
Total assets	$1,901,110			$1,957,367
Interest Bearing Liabilities
Deposits
Interest bearing demand	$280,208	$125	.09%	$260,703	$188	.15%
Savings	304,640	309	.20	289,080	702	.49
Time	614,773	4,745	1.55	703,724	6,829	1.96
Federal funds purchased and other short-term borrowings	26,936	50	.37	44,093	111	.51
Securities sold under agreements to repurchase and other long-term borrowings	231,145	4,694	4.08	248,037	4,993	4.06
Total interest bearing liabilities	1,457,702	$9,923	1.37%	1,545,637	$12,823	1.67%
Noninterest Bearing Liabilities
Other demand deposits	228,651			212,307
Other liabilities	53,426			46,708
Total liabilities	1,739,779			1,804,652
Shareholders’ equity	161,331			152,715
Total liabilities and shareholders’ equity	$1,901,110			$1,957,367
Net interest income		27,478			28,380
TE basis adjustment		(904)			(902)
Net interest income		$26,574			$27,478
Net interest spread			2.96%			2.94%
Impact of noninterest bearing sources of funds			.22			.24
Net interest margin			3.18%			3.18%

1 Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
2 Loan balances include principal balances on nonaccrual loans.
3 Loan fees included in interest income amounted to $696 thousand and $519 thousand in 2012 and 2011, respectively.

Analysis of Changes in Net Interest Income (tax equivalent basis)
(In thousands)	Variance	Variance Attributed to
Six Months Ended June 30,	2012/20111	Volume	Rate

Interest Income
Taxable investment securities	$(316)	$2,954	$(3,270)
Nontaxable investment securities2	139	777	(638)
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell	(86)	(86)	-
Loans2	(3,539)	(2,928)	(611)
Total interest income	(3,802)	717	(4,519)
Interest Expense
Interest bearing demand deposits	(63)	39	(102)
Savings deposits	(393)	107	(500)
Time deposits	(2,084)	(785)	(1,299)
Federal funds purchased and other short-term borrowings	(61)	(36)	(25)
Securities sold under agreements to repurchase and other long-term borrowings	(299)	(372)	73
Total interest expense	(2,900)	(1,047)	(1,853)
Net interest income	$(902)	$1,764	$(2,666)
Percentage change	100.0%	(195.6)%	295.6%

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Provision for Loan Losses

The provision for loan losses for the first six months of 2012 was $2.3 million, a decrease of $4.7 million or 66.7% compared to $7.0 million for the first six months of 2011. The allowance for loan losses as a percentage of outstanding loans (net of unearned income) was 2.61% at June 30, 2012 compared to 2.64% and 2.63% at year-end 2011 and June 30, 2011, respectively. The decrease in the provision for loan losses is primarily attributed to an improvement related to the historical loss rates, as adjusted for current risk factors, applied to a lower level of loans outstanding.

The improvement to current risk factors in the determination of the allowance for loan losses resulted mainly from a refinement to the Company’s allowance for loan losses methodology that occurred during the first quarter of 2012. The Company, with assistance from an independent third party advisor, adopted revisions to its methodology primarily in order to better reflect the impact of qualitative factors used in estimating credit losses inherent in the general component of the allowance for loan losses. Prior to being formally adopted, the Company tested the updated methodology with live data over a period of several months to ensure that significant changes in the allowance were supported and directionally consistent with changes in overall credit quality and that significant fluctuations were explainable and supportable. For additional detail related to the revised methodology, please refer to Note 2 to the unaudited consolidated financial statements of this Form 10-Q.

Net charge-offs were $3.5 million for the current six months, a decrease of $2.5 million or 42.3% when compared to the first six months of 2011. Of the $3.5 million in net charge-offs for 2012, $1.5 million is attributed to four credit relationships secured by various types of real estate. Of these four credit relationships, charge-offs totaling $405 thousand, $692 thousand, and $378 thousand are secured primarily by multi-family residential real estate property, commercial real estate properties, and a real estate construction project, respectively. On an annualized basis, net charge-offs were .66% of average loans outstanding for the six months ended June 30, 2012 compared to 1.05% for same six-month period of 2011.

Noninterest Income

The components of noninterest income are as follows for the periods indicated:

Six Months Ended June 30, (In thousands)	2012	2011	Change
Service charges and fees on deposits	$4,018	$4,230	$(212)
Allotment processing fees	2,628	2,685	(57)
Other service charges, commissions, and fees	2,228	2,091	137
Data processing income	168	535	(367)
Trust income	935	1,086	(151)
Investment securities gains, net	688	823	(135)
Gain on sale of mortgage loans, net	761	292	469
Income from company-owned life insurance	988	476	512
Other	26	15	11
Total noninterest income	$12,440	$12,233	$207

The more significant items for discussion are included below.

•
The $212 thousand or 5.0% decrease in service charges and fees on deposits was driven by a decline in fees from overdraft/insufficient funds of $362 thousand or 13.4% related to lower transaction volume. Transaction volume has declined similar to trends experienced by the banking industry as a whole, mainly as a result of increased consumer compliance regulations and changes in customer behavior that have evolved over the last several years.

•	Other service charges, commissions, and fees are up $137 thousand or 6.6% due to an assortment of relatively small increases within this line item category.
•
The decrease in data processing income of $367 thousand or 68.6% is driven by a $263 thousand or 68.7% decline in fees related to the winding down of the depository services contract with the Commonwealth, which have been partially offset by noninterest expense reductions spread over multiple line items categories. Data processing fees have also declined $104 thousand or nearly 98.2% due to lower processing volumes attributed to an increase in paperless payment transactions related to the Commonwealth’s WIC supplemental nutrition program. Such transactions are now being processed by an unrelated third party. The Company expects to continue processing only a small number of transactions that are subject to manual processing.

•	The $151 thousand or 13.9% decrease in trust income is due mainly to accrual refinements in the prior-year second quarter that resulted in a one-time increase in the amount of $165 thousand.
•
The $135 thousand or 16.4% decrease in the gain on the sale of investment securities is attributed to the volume and timing of securities sold, as such sales often taking place at irregular intervals based on asset and liability management strategies. The Company periodically sells investment securities to lock in gains, increase yield, restructure expected future cash flows, and/or enhance its capital position as opportunities occur.

•
Gains on the sale of mortgage loans increased $469 thousand or 161% as the volume of loans sold increased $25.0 million or 204%. The increase in loans sold is mainly due to the overall low interest rate environment. While market interest rates are below already low levels from a year ago, rates have risen slightly since year-end 2011. This has prompted many borrowers to refinance or purchase a home in anticipation that rates may rise further in the near future.

•
The $512 thousand or 108% increase in income from company-owned life insurance is mainly the result of a $529 thousand gain related to death benefit proceeds received in the current year without a similar transaction in the comparable period of 2011.

Noninterest Expense

The components of noninterest expense are as follows for the periods indicated:

Six Months Ended June 30, (In thousands)	2012	2011	Change
Salaries and employee benefits	$13,980	$13,635	$345
Occupancy expenses, net	2,371	2,442	(71)
Equipment expenses	1,181	1,177	4
Data processing and communication expense	2,152	2,427	(275)
Bank franchise tax	1,188	1,293	(105)
Amortization of intangibles	507	572	(65)
Deposit insurance expense	1,372	1,611	(239)
Other real estate expenses, net	1,666	2,615	(949)
Deposit fraud loss	-	700	(700)
Other	4,577	4,317	260
Total noninterest expense	$28,994	$30,789	$(1,795)

The more significant items for discussion are included below.

•
The $345 thousand or 2.5% increase in salaries and employee benefits is due mainly to additional personnel hired in the credit administration and nonperforming asset management positions and modest annual employee pay increases.

•
Data processing and communications expenses decreased $275 thousand or 11.3% mainly as a result of an agreement the Company announced during the first quarter of 2012 to reduce its debit card processing expenses combined with costs savings related to the winding down of the Company’s depository services contract with the Commonwealth.

•	Bank franchise tax expense is down $105 thousand or 8.1% due to a decrease in the taxable base at certain of the Company’s bank subsidiaries.
•
Deposit insurance expense decreased $239 thousand or 14.8% mainly as a result of the change in the FDIC’s assessment base and rate structure that went into effect during the second quarter of 2011. Under the revised rules, the assessment base was changed from a deposit based approach to average assets less average tangible equity during the assessment period. The new assessment methodology generally shifts a greater share of total assessments to banks with more than $10 billion in assets, resulting in a lower amount attributed to many smaller community banks.

•
The $949 thousand or 36.3% decrease in other real estate expense was driven by lower impairment charges of $418 thousand or 26.7% and a lower net loss from the sale of repossessed real estate in the amount of $321 thousand.

•
The $700 thousand decrease related to the deposit fraud loss relates to a non-routine fraudulent transaction on a deposit account involving one of the Company’s customers that occurred during the first quarter of 2011. No comparable transaction occurred in 2012.

•
The $260 thousand or 6.0% increase in other noninterest expense was driven by higher legal expenses of $321 thousand. The increase in legal expense includes $122 thousand related to registering the Company’s Series A preferred shares in order for them to be sold by the Treasury to third party investors. The remaining increase in legal expense is primarily related to costs associated with problem loans.

Income Taxes

Income tax expense was $1.2 million for the first six months of 2012, an increase of $507 thousand or 68.6% compared to $739 thousand for the first six months of 2011. The effective income tax rates were 16.2% and 37.8% for 2012 and 2011, respectively. The effective income tax rate for 2011 includes $449 thousand of additional income tax expense as discussed below. The effective income tax rate for the first six months of 2011 was 14.8% after adjusting for the additional income tax expense as further described below.

As has been previously disclosed, the Company accrued an additional $449 thousand of income tax expense in the first quarter of 2011 after learning that one of its tax-exempt customers had received notification that the Internal Revenue Service intended to issue an adverse ruling to the customer regarding the qualified status of their debt arrangement with the Company. The loan contract contains provisions that the customer will indemnify the Company for any penalties, taxes, or interest thereon for which the Company becomes liable as a result of a determination of taxability. The Company intends to exercise its rights under the contract; however, due to the contingent nature of the indemnification provisions, the Company will not record the effects of the indemnification until it is realized.

FINANCIAL CONDITION

Total assets were $1.8 billion at June 30, 2012, a decrease of $35.9 million or 1.9% from year-end 2011. The net decrease in total assets is attributed mainly to a decline in loans and cash and cash equivalents in the amounts of $30.5 million or 2.9% and $23.3 million or 24.7%, respectively. These declines were partially offset by a $19.0 million or 3.2% increase in investment securities.

The increase in investment securities is a result of reinvesting excess liquidity from cash and cash equivalents into higher yielding investment securities as loans outstanding has declined. The decrease in loans reflects the lack of high quality loan demand sought by the Company as it continues a cautious and measured approach to new lending while working to reduce its high level of nonperforming assets. This has resulted in principal repayments on existing loans or loans transferred into other real estate through foreclosure that has exceeded new loans.

Total liabilities were $1.7 billion at June 30, 2012, a decrease of $42.6 million or 2.5% compared to December 31, 2011. Total deposits decreased $27.6 million or 1.9% in the comparison. Interest bearing deposits decreased $40.5 million or 3.3%, partially offset by an increase in noninterest bearing deposits of $12.9 million or 5.7%. Long-term borrowings decreased $10.2 million or 4.3% due to principal repayments related to scheduled maturities of federal home loan bank borrowings.

Shareholders’ equity was $164 million at June 30, 2012 compared to $157 million at year-end 2011. This represents an increase of $6.7 million or 4.3% from year-end 2011 and was driven upward mainly by net income of $6.5 million in the current period.

Temporary Investments

Temporary investments consist of interest bearing deposits in other banks and federal funds sold and securities purchased under agreements to resell. The Company uses these funds in the management of liquidity and interest rate sensitivity or as a short-term holding prior to subsequent movement into other investments with higher yields. At June 30, 2012, temporary investments were $40.6 million, a decrease of $24.8 million or 37.9% compared to $65.5 million at year-end 2011.

Investment Securities

The investment securities portfolio is comprised primarily of residential mortgage-backed securities, U.S. government-sponsored agency securities, and tax-exempt securities of states and political subdivisions. Substantially all of the Company’s investment securities are designated as available for sale. Total investment securities were $618 million at June 30, 2012, an increase of $19.0 million or 3.2% compared to $599 million at year-end 2011. Investment securities have increased as high quality loan demand has declined. The Company also seeks to move balances from lower earning temporary investments to higher yielding investment securities as liquidity has remained stable and adequate to meet its needs.

The net amortized cost amount of investment securities increased $17.9 million or 3.1% and the net unrealized gain related to investments in the available for sale portfolio increased $1.2 million or 8.5%. The increase in amortized cost amounts is the result of net purchase activity, which exceeded activity related to sales, maturities, and calls of securities. During the first six months of 2012, the Company purchased $185 million of available for sale investment securities which exceeded the amounts sold, matured, and called of $66.5 million, $5.9 million, and $92.9 million, respectively. The increase in the net unrealized gain was driven by a downward movement in longer-term market interest rates. As market interest rates decrease, the value of fixed rate investments increases.

At June 30, 2012, the Company holds $5.8 million amortized cost amounts of single-issuer trust preferred capital securities of a global and national financial services firm with an estimated fair value of $4.3 million. These securities had an estimated fair value of $5.0 million and $4.3 million at March 31, 2012 and year-end 2011, respectively. The unrealized loss related to this investment improved by $35 thousand or 2.3% from year-end 2011, but increased $611 thousand or 68.6% during the second quarter of 2012.

The Company’s investment in the trust preferred capital securities continue to perform according to contractual terms and, although downgraded during the second quarter of 2012, the securities continue to be rated as investment grade by major rating agencies. The issuer announced in the first quarter of 2012 that it had passed stringent regulatory stress testing as well as receiving regulatory approval to both increase per share common dividend payments and initiate a new equity repurchase program. The Company does not intend to sell these securities nor does the Company believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company believes these securities are not impaired due to reasons of credit quality or other factors, but rather the unrealized loss is primarily attributed to general uncertainties in the financial markets and market volatility. The Company believes that it will be able to collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will continue to recover as they approach their maturity dates.

Loans

Loans, net of unearned income, were $1.0 billion at June 30, 2012, a decrease of $31.7 million or 3.0% compared to year-end 2011. The Company continues to take a measured and cautious approach to loan originations by strengthening its overall credit culture and by maintaining tight underwriting standards. The Company seeks higher quality loan demand while it works to reduce elevated levels of nonperforming assets in a weak economy that has been slow to recover. Nonperforming assets increased sharply in the fourth quarter of 2009 and into the first quarter of 2010 as a result of the lingering effects of one of the most severe recessions in recent history. While nonperforming assets have declined from their peak, they remain elevated.

The composition of the loan portfolio, net of unearned income, is summarized in the table below.

	June 30, 2012		December 31, 2011
(Dollars in thousands)	Amount	%	Amount	%

Commercial, financial, and agriculture	$89,082	8.6%	$93,807	8.7%
Real estate – construction and land development	116,401	11.2	119,989	11.2
Real estate mortgage - residential	430,651	41.4	445,464	41.6
Real estate mortgage - farmland and other commercial enterprises	380,842	36.6	384,331	35.8
Installment	18,996	1.8	21,365	2.0
Lease financing	4,467	.4	7,152	.7
Total	$1,040,439	100.0%	$1,072,108	100.0%

On average, loans represented 60.4% of earning assets for the current six month period, a decrease of 259 basis points compared to 63.0% for year-end 2011. Average loans represent a lower percentage of earning assets due to a lower average outstanding balance that is driving the overall reduction in average total earning assets. As loan demand fluctuates, available funds are reallocated between loans and temporary investments or investment securities, which typically involve a decrease in credit risk and lower yields. Investment securities make up a larger percentage of average earning assets at June 30, 2012 compared to year-end 2011.

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

The allowance for loan losses and related provision for loan losses generally increase as the relative level of nonperforming and impaired loans increase. However, other factors impact the amount of the allowance for loan losses such as the Company’s historical loss experience, the borrowers’ financial condition, general economic conditions, and other risk factors as described in the Company’s most recent annual report on Form 10-K and Note 2 to the unaudited consolidated financial statements of this Form 10-Q.

The allowance for loan losses was $27.1 million or 2.61% of outstanding loans (net of unearned income) at June 30, 2012. This compares to $28.3 million or 2.64% of net loans outstanding at year-end 2011. The decrease in the allowance for loan losses as a percentage of net loans from year-end 2011 is the result of net charge-offs that exceed the provision for loan losses by $1.2 million combined with a $31.7 million or 3.0% decrease in loans outstanding (net of unearned income). As a percentage of nonperforming loans, the allowance for loan losses increased to 37.6% at June 30, 2012 from 35.8% at year-end 2011.

The decrease in the allowance for loan losses from year-end 2011 is mainly a result of a lower level of nonperforming and substandard loans combined with an improvement related to the historical loss rates, as adjusted for current risk factors, applied to the general loan portfolio. The improvement to current risk factors in the determination of the allowance for loan losses resulted from a refinement to the Company’s allowance for loan losses methodology that occurred during the first quarter of 2012. The Company, with assistance from an independent third party advisor, adopted revisions to its methodology primarily in order to better reflect the impact of qualitative factors used in estimating credit losses inherent in the general component of the allowance for loan losses. Prior to being formally adopted, the Company tested the updated methodology with live data over a period of several months to ensure that significant changes in the allowance were supported and directionally consistent with changes in overall credit quality and that significant fluctuations were explainable and supportable. For additional detail related to the revised methodology, please refer to Note 2 to the unaudited consolidated financial statements of this Form 10-Q.

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

Nonperforming loans were $72.2 million at June 30, 2012, a decrease of $6.7 million or 8.5% compared to $78.9 million at year-end 2011. While nonperforming loan totals have improved, the high level that still exists is a result of the ongoing weaknesses in the overall economy that continues to strain the Company and many of its customers, particularly real estate development lending. Nonperforming loans at June 30, 2012 and December 31, 2011, presented by loan class, are summarized in the table that follows.

Nonperforming Loans
(In thousands)	June 30, 2012	December 31, 2011
Nonaccrual Loans
Real Estate:
Real estate-construction and land development	$23,966	$30,744
Real estate mortgage-residential	12,428	14,578
Real estate mortgage-farmland and other commercial enterprises	17,444	13,831
Commercial:
Commercial and industrial	554	386
Lease financing	161	124
Consumer:
Secured	44	80
Unsecured	1	12
Total nonaccrual loans	$54,598	$59,755

Restructured Loans
Real Estate:
Real estate-construction and land development	$6,143	$6,207
Real estate mortgage-residential	3,468	4,894
Real estate mortgage-farmland and other commercial enterprises	7,929	8,024
Total restructured loans	$17,540	$19,125

Past Due 90 Days or More and Still Accruing
Real Estate:
Real estate mortgage-residential	$28	$-
Consumer:
Unsecured	1	1
Total past due 90 days or more and still accruing	$29	$1

Total nonperforming loans	$72,167	$78,881

Ratio of total nonperforming loans to total loans (net of unearned income)	6.9%	7.4%

Nonaccrual loans make up the largest component of nonperforming assets. Nonaccrual loans were $54.6 million at June 30, 2012, a decrease of $5.2 million or 8.6% compared to $59.8 million at year-end 2011. While there were $14.5 million of newly classified nonaccrual loans during the first six months of 2012, this amount was offset by a combination of $9.3 million transferred to other real estate owned through foreclosure, principal paydowns of $6.7 million, charge-offs of $3.1 million, and $528 thousand reclassified to performing status. Restructured loans decreased $1.6 million or 8.3% in the comparison, primarily a result of the reclassification of two separate larger-balance credits totaling $1.5 million secured by residential real estate to nonaccrual status.

The Company’s comprehensive risk-grading and loan review program includes a review of loans to assess risk and assign a grade to those loans, a review of delinquencies, and an assessment of loans for needed charge-offs or placement on nonaccrual status. The Company had loans in the amount of $117 million and $125 million at June 30, 2012 and year-end 2011, respectively, which were performing but considered potential problem loans and are not included in the nonperforming loan totals in the table above. These loans, however, are considered in establishing an appropriate allowance for loan losses. The balance outstanding for potential problem credits is mainly a result of ongoing weaknesses in the overall economy that continue to strain the Company and many of its customers. Potential problem loans include a variety of borrowers and are secured primarily by real estate. At June 30, 2012, the five largest potential problem credits were $29.2 million in the aggregate compared to $33.6 million at year-end 2011 and secured by various types of real estate including commercial, construction properties, and residential real estate development.

Potential problem loans are identified on the Company’s watch list and consist of loans that require close monitoring by management. Credits may be considered as a potential problem loan for reasons that are temporary or correctable, such as for a deficiency in loan documentation or absence of current financial statements of the borrower. Potential problem loans may also include credits where adverse circumstances are identified that may affect the borrower’s ability to comply with the contractual terms of the loan. Other factors which might indicate the existence of a potential problem loan include the delinquency of a scheduled loan payment, deterioration in a borrower’s financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment in which the borrower operates. Certain potential problem loans on the Company’s watch list are also considered impaired and specific allowances related to these loans were established in accordance with the appropriate accounting guidance.

Other Real Estate

Other real estate owned (“OREO”) includes real estate properties acquired by the Company through foreclosure. At June 30, 2012, OREO was $39.6 million, an increase of $1.4 million or 3.7% compared to $38.2 million at year-end 2011. The net increase in OREO is due mainly to the Company receiving possession of properties securing seven separate larger credit relationships previously classified as nonaccrual totaling $7.3 million. Of the larger-balance properties repossessed, two represent construction and land development projects in the amount of $3.7 million, three represent commercial real estate in the amount of $2.5 million, and two represent residential real estate in the amount of $1.1 million. The Company sold repossessed properties with a carrying amount of $8.0 million during the period and recorded impairment charges in the amount of $1.2 million to write down certain properties to their estimated fair value. Included in the $8.0 million of repossessed properties sold are three larger-balance properties consisting of two real estate developments totaling $3.0 million and one commercial real estate property of $1.4 million.

Deposits

A summary of the Company’s deposits are as follows for the periods indicated.

	End of Period			Average
(In thousands)	June 30, 2012	December 31, 2011	Difference	(Six Months) June 30, 2012	(Twelve Months) December 31, 2011	Difference
Noninterest Bearing	$237,113	$224,259	$12,854	$228,651	$217,357	$11,294

Interest Bearing
Demand	282,301	261,920	20,381	280,208	258,244	21,964
Savings	304,632	301,217	3,415	304,640	293,526	11,114
Time	583,402	647,669	(64,267)	614,773	687,517	(72,744)
Total	1,170,335	1,210,806	(40,471)	1,199,621	1,239,287	(39,666)

Total Deposits	$1,407,448	$1,435,065	$(27,617)	$1,428,272	$1,456,644	$(28,372)

The decrease in end of period deposits compared with the prior year-end was driven by lower time deposits of $64.3 million or 9.9%, which offset higher balances outstanding of $12.9 million, $20.4 million, and $3.4 million for noninterest bearing demand, interest bearing demand, and savings accounts, respectively. The decrease in time deposits is a result of the Company’s liquidity position, which correlates with a strategy to lower its cost of funds mainly by allowing higher-rate certificates of deposit to roll off or reprice at significantly lower interest rates. Many of those balances have been rolled into either interest bearing or noninterest bearing demand accounts by the customer. As rates have decreased throughout the deposit portfolio, many customers have opted to transfer funds from maturing time deposits or other investment funds from other sources into short-term demand or savings accounts.

Borrowed Funds

Total borrowed funds were $251 million at June 30, 2012, a decrease of $15.3 million or 5.7% from $267 million at year-end 2011. Long-term borrowings were $229 million at June 30, 2012, a decrease of $10.2 million or 4.3% from year-end due to principal repayments related to scheduled maturities of federal home loan bank borrowings. Short-term borrowings totaled $22.0 million, a decrease of $5.0 million or 18.6% from year-end. Short-term borrowings primarily represent repurchase agreements entered into with commercial depositors and, to a lesser extent, federal funds purchased through relationships with downstream correspondent banks.

LIQUIDITY

The primary source of funds for the Parent Company is the receipt of dividends from its subsidiary banks, cash balances maintained, short-term investments, and borrowings from nonaffiliated sources. Payment of dividends by the Company’s subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. In addition, Farmers Bank & Capital Trust Company (“Farmers Bank”), United Bank & Trust Company (“United Bank”), and Citizens Bank of Northern Kentucky, Inc. (“Citizens Northern”) each must obtain regulatory approval to declare or pay dividends to the Parent Company as a result of increased capital required in connection with prior regulatory exams. Capital ratios at each of the Company’s four subsidiary banks exceed regulatory established “well-capitalized” status at June 30, 2012 under the prompt corrective action regulatory framework; however, Farmers Bank, United Bank, and Citizens Northern are required to maintain capital ratios at higher levels as outlined in their regulatory agreements.

The Parent Company’s primary uses of cash include the payment of dividends to its common and preferred shareholders, injecting capital into subsidiaries, paying interest expense on borrowings, and paying for general operating expenses. Due to an agreement with its regulators, dividend payments on the Parent Company’s common and preferred stock and interest payments on its trust preferred borrowings must have regulatory approval before being paid. While regulatory agencies have so far granted approval to all of the Company’s requests to make interest payments on its trust preferred securities and dividends payments on its preferred stock, the Company has not (based on the assessment by Company management of both the Company’s capital position and the earnings of its subsidiaries) sought regulatory approval for the payment of common stock dividends since the fourth quarter of 2009.  Moreover, the Company will not pay any such dividend on its common stock in any subsequent quarter until the regulator’s assessment of the earnings of the Company’s subsidiaries, and the Company’s assessment of its capital position, both yield the conclusion that the payment of a Company common stock dividend is warranted.

The Parent Company had cash balances of $17.2 million at June 30, 2012, a decrease of $1.2 million or 6.4% from $18.4 million at year-end 2011. Significant cash receipts of the Parent Company during 2012 include $2.5 million in dividends from First Citizens Bank (“First Citizens”), management fees from subsidiaries of $1.7 million, and a $500 thousand return of capital from its data processing subsidiary, FCB Services, Inc. Significant cash payments by the Parent Company during 2012 include $2.5 million additional capital investment in United Bank, salaries, payroll taxes, and employee benefits of $1.2 million, interest expense on borrowed funds of $1.0 million, and $750 thousand for the payment of dividends on preferred stock.

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

As of June 30, 2012, the Company had $240 million of additional borrowing capacity under various FHLB, federal funds, and other borrowing agreements. However, there is no guarantee that these sources of funds will continue to be available to the Company, or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in the Company’s liquidity from these sources. The Company’s borrowing capacity increased $53.3 million or 28.5% since year-end 2011 primarily as a result of additional borrowings available from the FHLB. This additional borrowing capacity resulted from improving credit metrics at one of the Company’s subsidiary banks. As such, the FHLB in the first quarter of 2012 updated the collateral pledging method of the subsidiary bank to blanket lien status from possession (delivery) status. Blanket lien status is the least restrictive collateral arrangement used by the FHLB. This status is generally assigned to lower risk institutions that pledge loan collateral related to their borrowings.

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

Liquid assets consist of cash, cash equivalents, and available for sale investment securities.  At June 30, 2012, consolidated liquid assets were $688 million, a decrease of $4.3 million or .6% from year-end 2011.  The decrease in liquid assets was made up of lower cash and cash equivalents of $23.3 million or 24.7%, partially offset by higher available for sale investment securities of $19.0 million or 3.2%. Despite the decline from year-end, liquid assets remain elevated mainly as a result of the Company’s overall net funding position, which has been influenced by a strategy that included realigning the balance sheet and reducing its overall size while managing a high level of nonperforming assets. The overall funding position of the Company changes as loan demand, deposit levels, and other sources and uses of funds fluctuate.

Net cash provided by operating activities was $12.4 million for the first six months of 2012, a decrease of $384 thousand or 3.0% compared to $12.8 million for the same period of 2011. Net cash provided by investing activities was $7.9 million for 2012 compared to a net use of cash in 2011 of $88.9 million. The $96.8 million change is mainly related to investment securities and loan activity. For investment securities, the Company had net cash outflows in 2012 of $19.7 million, which represents a decrease of $117 million compared to net cash outflows of $137 million for 2011. Net cash outflows for investment securities represent purchases made during the period, net of proceeds from the sales, maturities, and calls. For loans, the Company had net principal collections of $21.8 million for 2012, a decrease of $22.0 million compared to $43.7 million for 2011. These cash flow activities correlate to the overall increase in investment securities and decrease in outstanding loan balances in their respective six month periods.

Net cash used in financing activities was $43.6 million and $7.4 million for the first six months of 2012 and 2011, respectively, which represents an increase of $36.1 million. Net cash used in financing activities increased in the comparison mainly due to short-term borrowing and deposit activity. For short-term borrowings, net repayment activity during 2012 decreased the amount outstanding, resulting in a use of cash of $5.0 million. This compares to net borrowing activity that increased outstanding balances for 2011, resulting in net cash inflows of $17.3 million. For deposits, net cash outflows were $27.6 million and $16.7 million for 2012 and 2011. This represents an increase of $10.9 million or 65.7% which correlates to the decrease in deposits outstanding in each of the six-month periods.

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

CAPITAL RESOURCES

Shareholders’ equity was $164 million at June 30, 2012 compared to $157 million at year-end 2011. This represents an increase of $6.7 million or 4.3% and is attributed mainly to net income and other comprehensive income of $6.5 million and $891 thousand, respectively, partially offset by dividends on preferred stock of $750 thousand. Other comprehensive income increased mainly due to a $767 thousand or 8.5% increase in the unrealized gain on available for sale investment securities (net of tax), which was driven by an overall decrease in the market interest rate environment since year-end 2011. As market interest rates decrease, the value of fixed rate investment securities increase.

During January of 2009, as part of the Treasury’s Capital Purchase Program (“CPP”), the Company issued 30 thousand shares of Series A, no par value cumulative perpetual preferred stock to the Treasury for $30.0 million. The Company also issued a warrant to the Treasury allowing it to purchase 223,992 shares of the Company’s common stock at an exercise price of $20.09. The Series A preferred shares pay a cumulative cash dividend quarterly at 5% per annum during the first five years the preferred shares are outstanding and reset to 9% thereafter if not redeemed. The Company’s goal is to repurchase the preferred shares either in whole or in part prior to the dividend rate resetting to 9%, using internally generated cash flows for the potential repurchase.

During June 2012, the Treasury auctioned its investment in the Company’s Series A preferred stock as part of its effort to wind down its CPP investments. The Treasury was successful in selling all of its investment in the Company’s Series A preferred stock to private investors through a registered public offering. The Company received no proceeds as part of the transaction. Since the Treasury no longer owns the preferred stock, the executive compensation and other restrictions put in place by the Treasury are no longer applicable. The Company continues to view the outstanding preferred stock as an important component of its capital structure.

As of June 30, 2012, the Treasury retained its rights to the warrant; however, on July 18, 2012, the Company repurchased the warrant at a mutually agreed upon price of $75 thousand. The repurchase of the warrant had no impact on the Company’s results of operations, although cash and shareholders’ equity declined by the amount of the purchase price. Upon settlement of the warrant repurchase, the Treasury has no remaining equity stake in the Company.

Although the Parent Company is under no directive by its regulators to raise any additional capital, the Company filed a registration statement on Form S-3 with the SEC that became effective on October 19, 2009. Currently, as part of that filing, equity securities of the Company of approximately one-third of the market value of Company common stock held by non-affiliates (which as of August 1, 2012 one-third of the market value of common stock held by non-affiliates would have equaled approximately $18.3 million) could be offered for sale by the Company in one or more public offerings at an appropriate time.  Similarly, the Company could also seek to offer for sale debt or equity securities in a private placement exempt from the registration requirements of the Securities Act of 1933. The Company periodically evaluates potential capital raising scenarios and could seek a securities offering in the future. However, no determination has been made as to if or when a capital raise will be completed. Net proceeds from a potential sale of securities could be used for any corporate purpose determined by the Company’s board of directors.

At June 30, 2012, the Company’s tangible capital ratio was 8.77%, up 55 basis points compared to 8.22% at year-end 2011. The tangible capital ratio is defined as tangible equity as a percentage of tangible assets and excludes intangible assets. Tangible common equity to tangible assets, which further excludes outstanding preferred stock, was 7.18% at June 30, 2012, an increase of 51 basis points compared to 6.67% at year-end 2011.

Consistent with the objective of operating a sound financial organization, the Company’s goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios and the regulatory minimums are as follows as of the dates indicated.

	June 30, 2012			December 31, 2011
	Tier 1 Risk-based Capital1	Total Risk-based Capital1	Tier 1 Leverage2	Tier 1 Risk-based Capital1	Total Risk-based Capital1	Tier 1 Leverage2
Consolidated	17.25%	18.52%	10.44%	16.68%	17.95%	9.99%

Farmers Bank 3	18.20	19.46	9.94	17.58	18.84	9.47
First Citizens	13.51	14.47	9.38	13.47	14.21	8.93
United Bank3	14.77	16.05	9.22	13.51	14.79	8.44
Citizens Northern3	12.74	13.99	8.74	12.24	13.49	8.48

Regulatory minimum	4.00	8.00	4.00	4.00	8.00	4.00
Well-capitalized status	6.00	10.00	5.00	6.00	10.00	5.00

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

2	Tier 1 Leverage ratio is computed by dividing a bank’s Tier 1 Capital, as defined by regulation, by its total quarterly average assets.

3	See Note 10 to the Company’s unaudited consolidated financial statements included as part of this Form 10-Q for minimum capital ratios required as part of the banks regulatory agreement.

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

There have been no changes to the regulatory agreements since year-end 2011. The Company believes that it is adequately addressing all issues included in the regulatory agreements. However, only the respective regulatory agencies can determine if compliance with the applicable regulatory agreements have been met. The Company believes it and its subsidiary banks are in compliance with the requirements identified in the regulatory agreements as of June 30, 2012, with the exception that the level of substandard loans established by United Bank exceed its target amount by $1.5 million. Target levels are internally established based on projections of individual substandard loan amounts and will fluctuate depending on the actual amount of newly classified loans, principal reductions, or repossession activity. Regulators continue to monitor the Company’s progress and compliance with the agreements through periodic on-site examinations, regular communications, and quarterly data analysis. The results of these examinations and communications show satisfactory progress toward meeting the requirements included in the regulatory agreements.

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

At June 30, 2012, the model indicated that if rates were to gradually increase by 150 basis points during the remainder of the calendar year, then net interest income and net income would decrease .26% and .80%, respectively for the year ending December 31, 2012 when compared to the forecasted results for the most likely rate environment.  The model indicated that if rates were to gradually decrease by 150 basis points over the same period, then net interest income and net income would decrease .55% and 2.05%, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended June 30, 2012 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

As of June30, 2012, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted.  Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material effect upon the consolidated financial statements of the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

At various times, the Company’s Board of Directors has authorized the purchase of shares of the Company’s outstanding common stock. No stated expiration dates have been established under any of the previous authorizations. There were no Company shares purchased during the quarter ended June 30, 2012. There are 84,971 shares that may still be purchased under the various authorizations. However, the Company must be granted permission by the Federal Reserve Bank of St. Louis and the Kentucky Department of Financial Institutions before it can repurchase or redeem any of its outstanding common or preferred stock as a result of its regulatory agreement.

In January of 2009, the Company issued 30 thousand shares of Series A, no par value cumulative perpetual preferred stock to the Treasury for $30.0 million pursuant to a Letter Agreement and Securities Purchase Agreement. The Company also issued a warrant to the Treasury allowing it to purchase 223,992  shares of its Company’s common stock at an exercise price of $20.09. The Series A preferred stock and warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. During June 2012, the Treasury sold its entire investment in the Company’s Series A preferred stock to private investors through a registered public offering. Subsequent to quarter-end, on July 18, 2012, the Company repurchased the warrant from the Treasury at a mutually agreed upon amount of $75 thousand. Upon settlement of the warrant repurchase, the Treasury has no remaining equity stake in the Company.

Item 6.  Exhibits

List of Exhibits
3.1
Second Amended and Restated Articles of Incorporation of Farmers Capital Bank Corporation (incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 (File No. 000-14412)).

3.2
Articles of Amendment to Second Amended and Restated Articles of Incorporation of Farmers Capital Bank Corporation dated January 6, 2009 (incorporated by reference to the Current Report on Form 8-K dated January 13, 2009 (File No. 000-14412)).

3.3
Articles of Amendment to Second Amended and Restated Articles of Incorporation of Farmers Capital Bank Corporation dated November 16, 2009 (incorporated by reference to the Current Report on Form 8-K dated November 17, 2009 (File No. 000-14412)).

3.4	Amended and Restated Bylaws of Farmers Capital Bank Corporation (incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (File No. 000-14412)).

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

4.9*	Guarantee Agreement, dated as of August 14, 2007, between Farmers Capital Bank Corporation, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee.

4.10	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to the Current Report on Form 8-K dated January 13, 2009 (File No. 000-14412)).

4.11
Articles of Amendment to Second Amended and Restated Articles of Incorporation of Farmers Capital Bank Corporation dated January 6, 2009 (incorporated by reference to the Current Report on Form 8-K dated January 13, 2009 (File No. 000-14412)).

4.12
Warrant for Purchase of Shares of Common Stock, which was repurchased by Farmers Capital Bank Corporation and cancelled on July 18, 2012
(incorporated by reference to the Current Report on Form 8-K dated January 13, 2009 (File No. 000-14412)).

4.13
Letter Agreement, dated January 9, 2009, between Farmers Capital Bank Corporation and the United States Treasury, with respect to the issuance and sale of the Series A preferred stock and the warrant, and Securities Purchase Agreement-Standard Terms attached thereto as Exhibit A (incorporated by reference to the Current Report on Form 8-K dated January 13, 2009 (File No. 000-14412)).

10.1
Amended and Restated Plan of Merger of Citizens National Bancshares, Inc. with and into FCBC Acquisition Subsidiary, LLC (incorporated by reference to Appendix A of Proxy Statement for Special Meeting of Shareholders of Citizens National Bancshares, Inc. and Prospectus in connection with an offer of up to 600,000 shares of its common stock of Farmers Capital Bank Corporation filed on Form S-4 (Rule 424(b)(3) filing) on August 7, 2006 (File No. 333-135267)).

10.2	Employee Stock Purchase Plan of Farmers Capital Bank Corporation (incorporated by reference to Form S-8 effective June 24, 2004 (File No. 333-116801)).

10.3	Nonqualified Stock Option Plan of Farmers Capital Bank Corporation (incorporated by reference to Form S-8 effective September 8, 1998 File No. 333-63037)).

31.1**	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	CEO & CFO Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibit not included pursuant to Item 601(b)(4)(iii) and (v) of Regulation S-K. The Company will provide a copy of such exhibit to the Securities and Exchange Commission upon request.

**	Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 7, 2012	/s/ Lloyd C. Hillard, Jr.
Lloyd C. Hillard, Jr.
President and CEO
(Principal Executive Officer)

Date:	8-7-12	/s/Doug Carpenter
C. Douglas Carpenter
Executive Vice President, Secretary, and CFO
(Principal Financial and Accounting Officer)