Form 10-Q/A
period 2012-06-30
FARMERS CAPITAL BANK CORP
filed 2012-08-31
CIK 713095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-Q/A to Farmers Capital Bank Corporation’s (the “Company”) Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (the “Form 10-Q”), filed with the Securities and Exchange Commission on August 8, 2012, is to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 contains the XBRL (eXtensible Business Reporting Language) interactive data files for the financial statements and notes included in Part  I, Item 1 of the Form 10-Q. As permitted by Rule 405(a)(2) of Regulation S-T, Exhibit 101 is being furnished by amendment within 30 days of the first quarterly period in which detailed footnote tagging is required.

No other changes have been made to the Form 10-Q and the Form 10-Q has not been updated to reflect events occurring subsequent to the original filing date.

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.  Exhibits

The following exhibit is being furnished with this Amendment No. 1.

101
The following financial information from Farmers Capital Bank Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholders’ Equity, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	8-31-12	/s/ Lloyd C. Hillard, Jr.
Lloyd C. Hillard, Jr.
President and CEO
(Principal Executive Officer)

Date:	8-31-12	/s/ Doug Carpenter
C. Douglas Carpenter
Executive Vice President, Secretary, and CFO
(Principal Financial and Accounting Officer)

3