Form 10-Q
period 2012-09-30
FARMERS CAPITAL BANK CORP
filed 2012-11-08
CIK 713095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 OR 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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
7,465,754 shares outstanding at November 5, 2012

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Unaudited Consolidated Balance Sheets

(Dollars in thousands, except share data)	September 30, 2012	December 31, 2011
Assets
Cash and cash equivalents:
Cash and due from banks	$28,045	$28,842
Interest bearing deposits in other banks	78,956	62,226
Federal funds sold and securities purchased under agreements to resell	3,217	3,241
Total cash and cash equivalents	110,218	94,309
Investment securities:
Available for sale, amortized cost of $582,159 (2012) and $583,951 (2011)	600,556	597,819
Held to maturity, fair value of $1,008 (2012) and $974 (2011)	875	875
Total investment securities	601,431	598,694
Loans, net of unearned income	1,018,311	1,072,108
Allowance for loan losses	(25,144)	(28,264)
Loans, net	993,167	1,043,844
Premises and equipment, net	36,846	38,770
Company-owned life insurance	27,745	27,461
Intangible assets, net	1,648	2,409
Other real estate owned	47,480	38,157
Other assets	36,447	39,946
Total assets	$1,854,982	$1,883,590
Liabilities
Deposits:
Noninterest bearing	$248,822	$224,259
Interest bearing	1,155,169	1,210,806
Total deposits	1,403,991	1,435,065
Federal funds purchased and other short-term borrowings	25,740	27,022
Securities sold under agreements to repurchase and other long-term borrowings	180,380	190,694
Subordinated notes payable to unconsolidated trusts	48,970	48,970
Dividends payable	188	188
Other liabilities	27,035	24,594
Total liabilities	1,686,304	1,726,533
Shareholders’ Equity
Preferred stock, no par value 1,000,000 shares authorized; 30,000 Series A shares issued and outstanding at September 30, 2012 and December 31, 2011; Liquidation preference of $30,000	29,429	29,115
Common stock, par value $.125 per share 14,608,000 shares authorized; 7,465,754 and 7,446,445 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	933	931
Capital surplus	50,894	50,848
Retained earnings	77,628	69,520
Accumulated other comprehensive income	9,794	6,643
Total shareholders’ equity	168,678	157,057
Total liabilities and shareholders’ equity	$1,854,982	$1,883,590

See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2012	2011	2012	2011
Interest Income
Interest and fees on loans	$13,883	$15,245	$42,268	$47,126
Interest on investment securities:
Taxable	3,084	3,746	10,044	11,022
Nontaxable	573	461	1,661	1,455
Interest on deposits in other banks	37	41	99	188
Interest on federal funds sold and securities purchased under agreements to resell	1	-	3	3
Total interest income	17,578	19,493	54,075	59,794
Interest Expense
Interest on deposits	2,141	3,553	7,320	11,272
Interest on federal funds purchased and other short-term borrowings	24	43	74	154
Interest on securities sold under agreements to repurchase and other long-term borrowings	1,828	1,996	5,481	5,978
Interest on subordinated notes payable to unconsolidated trusts	518	504	1,559	1,515
Total interest expense	4,511	6,096	14,434	18,919
Net interest income	13,067	13,397	39,641	40,875
Provision for loan losses	(256)	3,232	2,062	10,201
Net interest income after provision for loan losses	13,323	10,165	37,579	30,674
Noninterest Income
Service charges and fees on deposits	2,062	2,251	6,080	6,481
Allotment processing fees	1,304	1,342	3,932	4,027
Other service charges, commissions, and fees	1,104	1,055	3,332	3,146
Data processing income	47	156	215	691
Trust income	469	507	1,404	1,593
Investment securities gains, net	276	386	964	1,209
Gains on sale of mortgage loans, net	603	328	1,364	620
Income from company-owned life insurance	301	230	1,289	706
Other	-	5	26	20
Total noninterest income	6,166	6,260	18,606	18,493
Noninterest Expense
Salaries and employee benefits	7,019	6,646	20,999	20,281
Occupancy expenses, net	1,235	1,254	3,606	3,696
Equipment expenses	576	659	1,757	1,836
Data processing and communication expenses	1,059	1,147	3,211	3,574
Bank franchise tax	605	637	1,793	1,930
Amortization of intangibles	254	286	761	858
Deposit insurance expense	667	643	2,039	2,254
Other real estate expenses, net	1,531	3,569	3,197	6,184
Legal expenses	251	164	989	581
Other	2,150	1,954	5,989	6,554
Total noninterest expense	15,347	16,959	44,341	47,748
Income (loss) before income taxes	4,142	(534)	11,844	1,419
Income tax expense (benefit)	1,051	(806)	2,297	(67)
Net income	3,091	272	9,547	1,486
Less preferred stock dividends and discount accretion	481	474	1,439	1,419
Net income (loss) available to common shareholders	$2,610	$(202)	$8,108	$67
Per Common Share
Net income (loss), basic and diluted	$.35	$(.03)	$1.09	$.01
Cash dividends declared	N/A	N/A	N/A	N/A
Weighted Average Common Shares Outstanding
Basic and diluted	7,461	7,427	7,454	7,420

See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Net Income	$3,091	$272	$9,547	$1,486
Other comprehensive income:
Net unrealized holding gain on available for sale securities arising during the period on securities held at end of period, net of tax of $1,270, $1,767, $1,861 and $3,289, respectively	2,359	3,281	3,456	6,109

Reclassification adjustment for prior period unrealized gain previously reported in other comprehensive income recognized during current period, net of tax of $97, $25, $275 and $181, respectively	(181)	(46)	(511)	(337)

Change in unfunded portion of postretirement benefit obligation, net of tax of $44, $32, $111 and $95, respectively	82	58	206	175
Other comprehensive income	2,260	3,293	3,151	5,947
Comprehensive Income	$5,351	$3,565	$12,698	$7,433

See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Cash Flows

Nine months ended September 30, (In thousands)	2012	2011
Cash Flows from Operating Activities
Net income	$9,547	$1,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,398	3,613
Net premium amortization of available for sale investment securities	3,921	2,520
Provision for loan losses	2,062	10,201
Deferred income tax expense	68	1,693
Noncash employee stock purchase plan expense	31	50
Mortgage loans originated for sale	(60,376)	(23,512)
Proceeds from sale of mortgage loans	60,099	24,393
Gain on sale of mortgage loans, net	(1,364)	(620)
Loss on disposal and write downs of premises and equipment, net	259	3
Net loss on sale and write downs of other real estate	2,443	5,263
Net gain on sale of available for sale investment securities	(964)	(1,209)
Decrease in accrued interest receivable	714	606
Increase in cash surrender value of company-owned life insurance	(732)	(689)
Death benefits in excess of cash surrender value on company-owned life insurance	(529)	-
Decrease (increase) in other assets	1,039	(3,044)
Decrease in accrued interest payable	(331)	(297)
Increase in other liabilities	3,089	1,776
Net cash provided by operating activities	22,374	22,233
Cash Flows from Investing Activities
Proceeds from maturities and calls of available for sale investment securities	144,364	137,959
Proceeds from sale of available for sale investment securities	125,308	124,290
Purchase of available for sale investment securities	(270,836)	(395,997)
Principal collected on loans originated for investment, net	31,063	66,212
Proceeds from surrender of company-owned life insurance	-	2,248
Proceeds from death benefits of company-owned life insurance	1,051	-
Purchase of premises and equipment	(1,491)	(2,399)
Proceeds from sale of other real estate	7,427	6,444
Proceeds from sale of equipment	427	4
Net cash provided by (used in) investing activities	37,313	(61,239)
Cash Flows from Financing Activities
Net decrease in deposits	(31,074)	(16,499)
Net decrease in federal funds purchased and other short-term borrowings	(1,282)	(16,686)
Repayments of securities sold under agreements to repurchase and other long-term borrowings	(10,314)	(7,441)
Dividends paid, preferred	(1,125)	(1,125)
Repurchase of common stock warrant	(75)	-
Shares issued under employee stock purchase plan	92	103
Net cash used in financing activities	(43,778)	(41,648)
Net increase (decrease) in cash and cash equivalents	15,909	(80,654)
Cash and cash equivalents at beginning of year	94,309	182,056
Cash and cash equivalents at end of period	$110,218	$101,402
Supplemental Disclosures
Cash paid during the period for:
Interest	$14,765	$19,216
Income taxes	2,500	1,300
Transfers from loans to other real estate	21,914	18,449
Sale and financing of other real estate	2,721	1,294
Cash dividends payable, preferred	188	188

See accompanying notes to unaudited consolidated financial statements.

Unaudited Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except per share data)
Nine months ended	Preferred	Common Stock		Capital	Retained	Accumulated Other Comprehensive	Total Shareholders’
September 30, 2012 and 2011	Stock	Shares	Amount	Surplus	Earnings	Income	Equity
Balance at January 1, 2012	$29,115	7,446	$931	$50,848	$69,520	$6,643	$157,057
Net income	-	-	-	-	9,547	-	9,547
Other comprehensive income	-	-	-	-	-	3,151	3,151
Preferred stock dividends, $37.50 per share	-	-	-	-	(1,125)	-	(1,125)
Preferred stock discount accretion	314	-	-	-	(314)	-	-
Repurchase of common stock warrant	-	-	-	(75)	-	-	(75)
Shares issued pursuant to employee stock purchase plan	-	20	2	90	-	-	92
Expense related to employee stock purchase plan	-	-	-	31	-	-	31
Balance at September 30, 2012	$29,429	7,466	$933	$50,894	$77,628	$9,794	$168,678

Balance at January 1, 2011	$28,719	7,412	$926	$50,675	$68,678	$898	$149,896
Net income	-	-	-	-	1,486	-	1,486
Other comprehensive income	-	-	-	-	-	5,947	5,947
Preferred stock dividends, $37.50 per share	-	-	-	-	(1,125)	-	(1,125)
Preferred stock discount accretion	294	-	-	-	(294)	-	-
Shares issued pursuant to employee stock purchase plan	-	25	4	99	-	-	103
Expense related to employee stock purchase plan	-	-	-	50	-	-	50
Balance at September 30, 2011	$29,013	7,437	$930	$50,824	$68,745	$6,845	$156,357

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

The allowance for loan losses consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current risk factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Actual loan losses could differ significantly from the amounts estimated by management.

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

Changes in Allowance Methodology
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

The determination of whether a loan is considered impaired is based on a loan’s individual impairment analysis and not strictly by the fact that it is rated as substandard and in excess of a certain dollar amount. An impairment analysis may indicate that an impaired loan needs no specific reserve allocation, but nonetheless the loan is still considered impaired. These situations occur primarily as a result of loans that are on nonaccrual status, loans that are troubled debt restructurings, or loans with prior charge-offs. There were loans in the amount of $28.0 million during the first quarter of 2012 that are no longer considered impaired as a result of the policy change. This change resulted in an increase in the allowance for loan losses in the amount of $945 thousand. Although impaired loans decreased as a result of the policy change, the amount of overall reserves increased because these loans previously had no specific reserves allocated. When these loans were removed from the impaired loan classification due to the policy change, reserve amounts attributable to the general component of the allowance methodology became applicable.

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

Net income (loss) per common share computations were as follows for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2012	2011	2012	2011

Net income, basic and diluted	$3,091	$272	$9,547	$1,486
Less preferred stock dividends and discount accretion	481	474	1,439	1,419
Net income (loss) available to common shareholders, basic and diluted	$2,610	$(202)	$8,108	$67

Average common shares issued and outstanding, basic and diluted	7,461	7,427	7,454	7,420

Net income (loss) per common share, basic and diluted	$.35	$(.03)	$1.09	$.01

For the three and nine months ended September 30, 2012 and 2011, options to purchase 24,049 common shares were excluded from the computation of diluted net income (loss) per common share because they were antidilutive. There were 223,992 potential common shares associated with a warrant issued to the U.S. Treasury (“Treasury”) that were excluded from the computation of diluted net income (loss) per common share for the three and nine months ended September 30, 2011 because they were antidilutive. The Company repurchased the warrant from the Treasury during the third quarter of 2012.

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

Available for sale investment securities are the Company’s only balance sheet item that meets the disclosure requirements for instruments measured at fair value on a recurring basis. Disclosures as of September 30, 2012 and December 31, 2011 are as follows:

		Fair Value Measurements Using
(In thousands)		Quoted Prices in		Significant
Available For Sale Investment Securities	Fair Value	Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
September 30, 2012
Obligations of U.S. government-sponsored entities	$74,698	$-	$74,698	$-
Obligations of states and political subdivisions	105,573	-	105,573	-
Mortgage-backed securities – residential	414,185	-	414,185	-
Mutual funds and equity securities	612	612	-	-
Corporate debt securities	5,488	-	5,488	-
Total	$600,556	$612	$599,944	$-

		Fair Value Measurements Using
(In thousands)		Quoted Prices in		Significant
Available For Sale Investment Securities	Fair Value	Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
December 31, 2011
Obligations of U.S. government-sponsored entities	$96,163	$-	$96,163	$-
Obligations of states and political subdivisions	84,619	-	84,619	-
Mortgage-backed securities – residential	408,863	-	408,863	-
Mortgage-backed securities – commercial	209	-	209	-
Mutual funds and equity securities	1,601	1,601	-	-
Corporate debt securities	6,364	-	6,364	-
Total	$597,819	$1,601	$596,218	$-

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

		Fair Value Measurements Using
(In thousands)		Quoted Prices in		Significant
Description	Fair Value	Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
September 30, 2012
Impaired Loans
Real estate-construction and land development	$14,601	$-	$-	$14,601
Real estate mortgage-residential	2,515	-	-	2,515
Real estate mortgage-farmland and other commercial enterprises	2,588	-	-	2,588
Commercial and industrial	6	-	-	6
Consumer-secured	4	-	-	4
Consumer-unsecured	115	-	-	115
Total	$19,829	$-	$-	$19,829

OREO
Real estate-construction and land development	$9,418	$-	$-	$9,418
Real estate mortgage-residential	1,454	-	-	1,454
Real estate mortgage-farmland and other commercial enterprises	2,841	-	-	2,841
Total	$13,713	$-	$-	$13,713

		Fair Value Measurements Using
(In thousands)		Quoted Prices in		Significant
Description	Fair Value	Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
December 31, 2011
Impaired Loans
Real estate-construction and land development	$18,636	$-	$-	$18,636
Real estate mortgage-residential	8,160	-	-	8,160
Real estate mortgage-farmland and other commercial enterprises	12,928	-	-	12,928
Commercial and industrial	293	-	-	293
Consumer	47	-	-	47
Total	$40,064	$-	$-	$40,064

OREO
Real estate-construction and land development	$8,826	$-	$-	$8,826
Real estate mortgage-residential	1,217	-	-	1,217
Real estate mortgage-farmland and other commercial enterprises	4,785	-	-	4,785
Total	$14,828	$-	$-	$14,828

The following table presents quantitative information about unobservable inputs for assets measured on a nonrecurring basis using Level 3 measurements.

(In thousands)	Fair Value at September 30, 2012	Valuation Technique	Unobservable Inputs	Range			Weighted Average
Impaired loans	$19,829	Discounted appraisals	Marketability discount	.3%	-	12.5%	5.0%
OREO	$13,713	Discounted appraisals	Marketability discount	.3%	-	71.4%	6.8%

As previously discussed, the fair value of real estate securing impaired loans and OREO are based on current third party appraisals. It is often necessary, however, for the Company to discount the appraisal amounts supporting its impaired loans and OREO. These discounts relate primarily to marketing and other holding costs that are not included in certain appraisals or to update values as a result of market declines of similar properties for which newer appraisals are available. Discounts also result from contracts to sell properties entered into during the period. The range of discounts is presented in the table above for the nine months ended September 30, 2012. The upper end of the range identified in the table above related to OREO is the result of a few outlier transactions of small dollar properties, which magnified the percentage. The weighted average column is more of an indicator of the discounts applied to the appraisals.

The following table represents impairment charges recorded in earnings for the periods indicated on assets measured at fair value on a nonrecurring basis.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
Impairment charges:
Impaired loans	$584	$351	$5,817	$3,460
OREO	1,052	3,400	2,202	4,968
Total	$1,636	$3,751	$8,019	$8,428

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

The following table presents the estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2012 and December 31, 2011. Information for available for sale investment securities is presented within this footnote in greater detail above.

			Fair Value Measurements Using
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012
Assets
Cash and cash equivalents	$110,218	$110,218	$110,218	$-	$-
Held to maturity investment securities	875	1,008	-	1,008	-
Loans, net	993,167	990,603	-	-	990,603
Accrued interest receivable	5,905	5,905	-	5,905	-

Liabilities
Deposits	1,403,991	1,408,221	840,842	-	567,379
Federal funds purchased and other short-term borrowings	25,740	25,740	-	25,740	-
Securities sold under agreements to repurchase and other long-term borrowings	180,380	201,360	-	201,360	-
Subordinated notes payable to unconsolidated trusts	48,970	20,324	-	-	20,324
Accrued interest payable	2,044	2,044	-	2,044	-

December 31, 2011
Assets
Cash and cash equivalents	$94,309	$94,309	$94,309	$-	$-
Held to maturity investment securities	875	974	-	974	-
Loans, net	1,043,844	1,043,824	-	-	1,043,824
Accrued interest receivable	6,619	6,619	-	6,619	-

Liabilities
Deposits	1,435,065	1,441,490	787,396	-	654,094
Federal funds purchased and other short-term borrowings	27,022	27,022	-	27,022	-
Securities sold under agreements to repurchase and other long-term borrowings	190,694	212,176	-	212,176	-
Subordinated notes payable to unconsolidated trusts	48,970	20,982	-	-	20,982
Accrued interest payable	2,375	2,375	-	2,375	-

6. Investment Securities

The following tables summarize the amortized costs and estimated fair value of the securities portfolio at September 30, 2012 and December 31, 2011. The summary is divided into available for sale and held to maturity investment securities.

	Amortized	Gross	Gross	Estimated
September 30, 2012 (In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$74,407	$293	$2	$74,698
Obligations of states and political subdivisions	100,192	5,417	36	105,573
Mortgage-backed securities – residential	400,240	13,983	38	414,185
Mutual funds and equity securities	579	33	-	612
Corporate debt securities	6,741	46	1,299	5,488
Total securities – available for sale	$582,159	$19,772	$1,375	$600,556
Held To Maturity
Obligations of states and political subdivisions	$875	$133	$-	$1,008

	Amortized	Gross	Gross	Estimated
December 31, 2011 (In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$95,770	$408	$15	$96,163
Obligations of states and political subdivisions	80,801	3,903	85	84,619
Mortgage-backed securities – residential	397,675	11,384	196	408,863
Mortgage-backed securities – commercial	203	6	-	209
Mutual funds and equity securities	1,601	-	-	1,601
Corporate debt securities	7,901	-	1,537	6,364
Total securities – available for sale	$583,951	$15,701	$1,833	$597,819
Held To Maturity
Obligations of states and political subdivisions	$875	$99	$-	$974

The amortized cost and estimated fair value of the debt securities portfolio at September 30, 2012, by contractual maturity, are detailed below. The summary is divided into available for sale and held to maturity securities. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are stated separately due to the nature of payment and prepayment characteristics of these securities, as principal is not due at a single date.

	Available For Sale		Held To Maturity
	Amortized	Estimated	Amortized	Estimated
September 30, 2012 (In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$3,143	$3,145	$-	$-
Due after one year through five years	58,570	59,380	-	-
Due after five years through ten years	99,166	103,288	-	-
Due after ten years	20,461	19,946	875	1,008
Mortgage-backed securities	400,240	414,185	-	-
Total	$581,580	$599,944	$875	$1,008

Gross realized gains and losses on the sale of available for sale investment securities were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011

Gross realized gains	$343	$400	$1,038	$1,226
Gross realized losses	67	14	74	17
Net realized gains	$276	$386	$964	$1,209

Investment securities with unrealized losses at September 30, 2012 and December 31, 2011 not recognized in income are presented in the tables below. The tables segregate investment securities that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or more. The tables also include the fair value of the related securities.

	Less than 12 Months		12 Months or More		Total
September 30, 2012 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$7,872	$2	$-	$-	$7,872	$2
Obligations of states and political subdivisions	4,882	36	-	-	4,882	36
Mortgage-backed securities – residential	7,259	38	-	-	7,259	38
Corporate debt securities	-	-	4,548	1,299	4,548	1,299
Total	$20,013	$76	$4,548	$1,299	$24,561	$1,375

	Less than 12 Months		12 Months or More		Total
December 31, 2011 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$13,494	$15	$-	$-	$13,494	$15
Obligations of states and political subdivisions	2,913	20	6,886	65	9,799	85
Mortgage-backed securities – residential	56,249	196	-	-	56,249	196
Corporate debt securities	-	-	4,299	1,537	4,299	1,537
Total	$72,656	$231	$11,185	$1,602	$83,841	$1,833

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

At September 30, 2012, the Company’s investment securities portfolio had gross unrealized losses of $1.4 million, an improvement of $458 thousand or 25.0% from year-end 2011. Of the total gross unrealized losses at September 30, 2012, $1.3 million relates to investments that have been in a continuous loss position for 12 months or more. All of the investments with an unrealized losses position for 12 or more months consist of corporate debt securities. The unrealized loss position of corporate debt securities has improved $238 thousand or 15.5% from year-end 2011 and $203 thousand or 13.5% from June 30, 2012.

Corporate debt securities in the Company’s investment securities portfolio at September 30, 2012 include $4.5 million carrying value of single-issuer trust preferred capital securities issued by a national and global financial services firm. These securities are currently performing and, although downgraded in the second quarter of 2012, continue to be rated as investment grade by major rating agencies. The unrealized losses on corporate debt securities is mainly a result of the general decline in financial markets and illiquidity events that began in 2008 and is not due to adverse changes in the expected cash flows of the individual securities. Overall market declines, particularly of banking and financial institutions, are a result of significant stress throughout the regional and national economy that began during 2008 and has not fully stabilized.

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

Investment securities with unrealized losses at September 30, 2012 are performing according to their contractual terms. The Company does not have the intent to sell these securities and likely will not be required to sell these securities before their anticipated recovery. The Company does not consider any of the securities to be impaired due to reasons of credit quality or other factors.

7.      Loans and Allowance for Loan Losses

Major classifications of loans outstanding are summarized as follows:

(In thousands)	September 30, 2012	December 31, 2011

Real Estate:
Real estate – construction and land development	$115,324	$119,989
Real estate mortgage – residential	413,284	445,464
Real estate mortgage – farmland and other commercial enterprises	377,696	384,331
Commercial:
Commercial and industrial	48,452	48,771
States and political subdivisions	22,489	23,601
Lease financing	3,510	7,578
Other	19,032	21,435
Consumer:
Secured	12,154	14,214
Unsecured	6,531	7,151
Total loans	1,018,472	1,072,534
Less unearned income	(161)	(426)
Total loans, net of unearned income	$1,018,311	$1,072,108

Activity in the allowance for loan losses by portfolio segment was as follows for the periods indicated.

(In thousands)	Real Estate	Commercial	Consumer	Total
Three months ended September 30, 2012
Balance, beginning of period	$24,221	$2,137	$755	$27,113
Provision for loan losses	(1,114)	591	267	(256)
Recoveries	50	8	80	138
Loans charged off	(1,716)	(36)	(99)	(1,851)
Balance, end of period	$21,441	$2,700	$1,003	$25,144

Nine months ended September 30, 2012
Balance, beginning of period	$23,538	$3,508	$1,218	$28,264
Provision for loan losses	2,916	(790)	(64)	2,062
Recoveries	252	129	192	573
Loans charged off	(5,265)	(147)	(343)	(5,755)
Balance, end of period	$21,441	$2,700	$1,003	$25,144

(In thousands)	Real Estate	Commercial	Consumer	Total
Three months ended September 30, 2011
Balance, beginning of period	$25,432	$3,369	$937	$29,738
Provision for loan losses	3,742	(775)	265	3,232
Recoveries	105	622	90	817
Loans charged off	(2,614)	(114)	(187)	(2,915)
Balance, end of period	$26,665	$3,102	$1,105	$30,872

Nine months ended September 30, 2011
Balance, beginning of period	$24,527	$3,260	$997	$28,784
Provision for loan losses	10,367	(517)	351	10,201
Recoveries	188	702	217	1,107
Loans charged off	(8,417)	(343)	(460)	(9,220)
Balance, end of period	$26,665	$3,102	$1,105	$30,872

The following tables present individually impaired loans by class of loans for the dates indicated.

September 30, 2012 (In thousands)	Recorded Investment	Unpaid Principal Balance	Allowance for Loan Losses Allocated
Impaired loans with no related allowance recorded:
Real Estate
Real estate – construction and land development	$22,576	$30,405
Real estate mortgage – residential	4,060	4,578
Real estate mortgage – farmland and other commercial enterprises	15,860	17,527
Total	$42,496	$52,510

Impaired loans with an allowance recorded:
Real Estate
Real estate – construction and land development	$10,733	$10,700	$696
Real estate mortgage – residential	6,179	6,164	1,303
Real estate mortgage – farmland and other commercial enterprises	19,211	19,191	1,735
Commercial
Commercial and industrial	250	247	244
Consumer
Secured	22	22	18
Unsecured	277	275	162
Total	$36,672	$36,599	$4,158

December 31, 2011 (In thousands)	Recorded Investment	Unpaid Principal Balance	Allowance for Loan Losses Allocated
Impaired loans with no related allowance recorded:
Real Estate
Real estate – construction and land development	$26,363	$26,337
Real estate mortgage – residential	22,923	22,843
Real estate mortgage – farmland and other commercial enterprises	43,765	43,438
Commercial
Commercial and industrial	2,982	2,939
Consumer
Unsecured	19	18
Total	$96,052	$95,575

Impaired loans with an allowance recorded:
Real Estate
Real estate – construction and land development	$13,440	$13,425	$139
Real estate mortgage – residential	13,239	13,197	998
Real estate mortgage – farmland and other commercial enterprises	15,070	15,035	600
Commercial
Commercial and industrial	456	453	159
Consumer
Secured	60	58	30
Total	$42,265	$42,168	$1,926

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
Average of individually impaired loans:
Real Estate
Real estate – construction and land development	$26,902	$44,832	$37,921	$55,755
Real estate mortgage – residential	8,979	27,731	14,744	29,665
Real estate mortgage – farmland and other commercial enterprises	35,076	53,957	38,967	62,980
Commercial
Commercial and industrial	214	2,989	426	3,947
Other	-	665	-	224
Consumer
Secured	22	74	66	74
Unsecured	374	-	251	-
Total average of impaired loans	$71,567	$130,248	$92,375	$152,645

Interest income recognized during impairment:
Real Estate
Real estate – construction and land development	$249	$229	$630	$862
Real estate mortgage – residential	52	270	308	1,024
Real estate mortgage – farmland and other commercial enterprises	418	560	1,419	2,038
Commercial
Commercial and industrial	8	39	22	147
Other	-	10	-	10
Consumer
Secured	-	1	5	4
Unsecured	8	-	13	-
Total interest income recognized during impairment	$735	$1,109	$2,397	$4,085

Cash-basis interest income recognized:
Real Estate
Real estate – construction and land development	$204	$229	$573	$765
Real estate mortgage – residential	44	265	298	986
Real estate mortgage – farmland and other commercial enterprises	608	550	1,437	1,925
Commercial
Commercial and industrial	8	39	22	146
Consumer
Secured	-	1	5	4
Unsecured	7	-	12	-
Total cash-basis interest income recognized	$871	$1,084	$2,347	$3,826

The following tables present the balance of the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of September 30, 2012 and December 31, 2011.

September 30, 2012 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3,734	$244	$180	$4,158
Collectively evaluated for impairment	17,707	2,456	823	20,986
Total ending allowance balance	$21,441	$2,700	$1,003	$25,144

Loans
Loans individually evaluated for impairment	$78,619	$250	$299	$79,168
Loans collectively evaluated for impairment	827,685	93,072	18,386	939,143
Total ending loan balance, net of unearned income	$906,304	$93,322	$18,685	$1,018,311

December 31, 2011 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,737	$159	$30	$1,926
Collectively evaluated for impairment	21,801	3,349	1,188	26,338
Total ending allowance balance	$23,538	$3,508	$1,218	$28,264

Loans
Loans individually evaluated for impairment	$134,800	$3,438	$79	$138,317
Loans collectively evaluated for impairment	814,984	97,521	21,286	933,791
Total ending loan balance, net of unearned income	$949,784	$100,959	$21,365	$1,072,108

The following tables present the recorded investment in nonperforming loans by class of loans as of September 30, 2012 and December 31, 2011.

September 30, 2012 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate:
Real estate – construction and land development	$16,652	$8,736	$28
Real estate mortgage – residential	8,891	717	-
Real estate mortgage – farmland and other commercial enterprises	16,778	16,996	-
Commercial:
Commercial and industrial	645	-	-
Lease financing	162	-	-
Consumer:
Secured	21	-	-
Unsecured	1	-	-
Total	$43,150	$26,449	$28

December 31, 2011 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate:
Real estate – construction and land development	$30,744	$6,207	$-
Real estate mortgage – residential	14,578	4,894	-
Real estate mortgage – farmland and other commercial enterprises	13,831	8,024	-
Commercial:
Commercial and industrial	386	-	-
Lease financing	124	-	-
Consumer:
Secured	80	-	-
Unsecured	12	-	1
Total	$59,755	$19,125	$1

The Company has allocated $1.6 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2012. The Company has no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the nine months ended September 30, 2012, the Company had two credits that were modified as troubled debt restructurings. One restructuring includes a commercial real estate credit whereby the stated interest rate was reduced to 5.0% from 7.25% and repayment terms that include an initial six month interest only component. This credit had a pre and post-modification recorded investment of $8.8 million and $8.7 million, respectively. The restructuring resulted in an increase in the allowance for loan losses of $437 thousand and there were no related charge-offs recorded. The remaining restructured credit included reducing the stated interest rate on the loan to 4.125% from 6.0% and extending the due date by three months. This loan is secured by residential real estate and had a pre and post-modification recorded investment of $72 thousand. This restructuring increased the allowance for loan losses by $5 thousand and there were no related charge-offs recorded. The Company had no restructured credits during the first nine months of 2012 for which there was a payment default within twelve months following the modification.

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

September 30, 2012 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate:
Real estate – construction and land development	$104	$10,224	$10,328	$104,996	$115,324
Real estate mortgage – residential	2,298	4,430	6,728	406,556	413,284
Real estate mortgage – farmland and other commercial enterprises	537	14,631	15,168	362,528	377,696
Commercial:
Commercial and industrial	99	462	561	47,891	48,452
States and political subdivisions	-	-	-	22,489	22,489
Lease financing, net	8	162	170	3,179	3,349
Other	39	5	44	18,988	19,032
Consumer:
Secured	67	10	77	12,077	12,154
Unsecured	138	-	138	6,393	6,531
Total	$3,290	$29,924	$33,214	$985,097	$1,018,311

December 31, 2011 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate:
Real estate – construction and land development	$3,343	$18,970	$22,313	$97,676	$119,989
Real estate mortgage – residential	5,836	7,352	13,188	432,276	445,464
Real estate mortgage – farmland and other commercial enterprises	1,684	12,497	14,181	370,150	384,331
Commercial:
Commercial and industrial	98	300	398	48,373	48,771
States and political subdivisions	-	-	-	23,601	23,601
Lease financing, net	80	96	176	6,976	7,152
Other	29	-	29	21,406	21,435
Consumer:
Secured	200	17	217	13,997	14,214
Unsecured	61	5	66	7,085	7,151
Total	$11,331	$39,237	$50,568	$1,021,540	$1,072,108

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

	Real Estate			Commercial
September 30, 2012 (In thousands)	Real Estate-Construction and Land Development	Real Estate Mortgage-Residential	Real Estate Mortgage-Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Lease Financing	Other
Credit risk profile by internally assigned rating grades:
Pass	$72,675	$366,496	$296,834	$41,249	$22,489	$3,187	$18,532
Special mention	7,576	19,467	31,254	6,159	-	-	492
Substandard	35,073	27,172	47,976	968	-	162	8
Doubtful	-	149	1,632	76	-	-	-
Total	$115,324	$413,284	$377,696	$48,452	$22,489	$3,349	$19,032

	Real Estate			Commercial
December 31, 2011 (In thousands)	Real Estate-Construction and Land Development	Real Estate Mortgage-Residential	Real Estate Mortgage-Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Lease Financing	Other
Credit risk profile by internally assigned rating grades:
Pass	$65,306	$386,134	$303,512	$41,556	$23,601	$7,022	$20,415
Special mention	7,443	16,585	19,393	2,969	-	6	1,000
Substandard	47,091	41,468	59,395	4,103	-	124	20
Doubtful	149	1,277	2,031	143	-	-	-
Total	$119,989	$445,464	$384,331	$48,771	$23,601	$7,152	$21,435

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the consumer loans outstanding based on payment activity as of September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
	Consumer		Consumer
(In thousands)	Secured	Unsecured	Secured	Unsecured
Credit risk profile based on payment activity:
Performing	$12,133	$6,530	$14,134	$7,138
Nonperforming	21	1	80	13
Total	$12,154	$6,531	$14,214	$7,151

8.     Other Real Estate Owned

OREO was as follows as of the dates indicated:

(In thousands)	September 30, 2012	December 31, 2011
Construction and land development	$30,096	$21,951
Residential real estate	6,382	5,591
Farmland and other commercial enterprises	11,002	10,615
Total	$47,480	$38,157

OREO activity for the nine months ended September 30, 2012 and 2011 was as follows:

Nine months ended September 30, (In thousands)	2012	2011
Beginning balance	$38,157	$30,545
Transfers from loans	21,914	18,449
Proceeds from sales	(10,148)	(7,738)
Loss on sales	(241)	(298)
Write downs and other decreases, net	(2,202)	(4,965)
Ending balance	$47,480	$35,993

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

The following disclosures of the net periodic benefit cost components of Plan 1 and Plan 2 were measured at January 1, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
Service cost	$155	$108	$463	$324
Interest cost	152	152	456	454
Amortization of transition obligation	24	24	76	76
Recognized prior service cost	65	65	193	193
Recognized net actuarial loss	14	-	42	-
Net periodic benefit cost	$410	$349	$1,230	$1,047

The Company expects benefit payments of $330 thousand for 2012, of which $65 thousand and $196 thousand have been made during the three and nine months ended September 30, 2012, respectively.

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

The regulatory ratios of the consolidated Company and its subsidiary banks were as follows for the dates indicated.

	September 30, 2012			December 31, 2011
	Tier 1 Risk-based Capital1	Total Risk-based Capital1	Tier 1 Leverage2	Tier 1 Risk-based Capital1	Total Risk-based Capital1	Tier 1 Leverage2
Consolidated	17.89%	19.15%	10.79%	16.68%	17.95%	9.99%
Farmers Bank	17.70	18.96	9.47	17.58	18.84	9.47
First Citizens	12.61	13.41	8.99	13.47	14.21	8.93
United Bank	15.32	16.60	9.41	13.51	14.79	8.44
Citizens Northern	12.84	14.09	9.01	12.24	13.49	8.48

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

Farmers Bank

In November of 2009, the KDFI and FRB St. Louis entered into a Memorandum with Farmers Bank. The Memorandum requires that Farmers Bank obtain written consent prior to declaring or paying the Parent Company a cash dividend and to achieve and maintain a Tier 1 Leverage ratio of 8.0% by June 30, 2010. The Parent Company injected from its reserves $11 million in capital into Farmers Bank subsequent to the Memorandum and an additional $200 thousand during 2010. During the third quarter of 2012, Farmers Bank paid dividends in the amount of $4.0 million to the Parent Company after receiving approval from its regulators. At September 30, 2012, Farmers Bank had a Tier 1 Leverage ratio of 9.47% and a Total Risk-based Capital ratio of 18.96%.

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

During the first quarter of 2012, the Parent Company injected from its reserves $2.5 million in capital into United Bank in order for it to comply with the Consent Order. At September 30, 2012, United Bank had a Tier 1 Leverage ratio of 9.41% and a Total Risk-based Capital ratio of 16.60%. The Parent Company has injected from its reserves $18.9 million of capital into United Bank since the fourth quarter of 2009.

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

Citizens Northern

The KDFI and the FDIC entered into a Memorandum with Citizens Northern in September of 2010.  The Memorandum requires that Citizens Northern obtain written consent prior to declaring or paying a dividend and to increase Tier 1 Leverage ratio to equal or exceed 7.5% prior to September 30, 2010 and to achieve and maintain Tier 1 Leverage ratio to equal or exceed 8.0% prior to December 31, 2010.  In December 2010, the Parent Company injected $250 thousand of capital into Citizens Northern to bring its Tier 1 Leverage ratio up to 8.04% as of year-end 2010.  At September 30, 2012, Citizens Northern had a Tier 1 Leverage ratio of 9.01% and a Total Risk-based Capital ratio of 14.09%.

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

Regulators continue to monitor the Company’s progress and compliance with the regulatory agreements through periodic on-site examinations, regular communications, and quarterly data analysis. At the Parent Company and at each of its bank subsidiaries, the Company believes it is adequately addressing all issues of the regulatory agreements to which it is subject. However, only the respective regulatory agencies can determine if compliance with the applicable regulatory agreements has been met. The Company believes that it and its subsidiary banks are in compliance with the requirements identified in the regulatory agreements as of September 30, 2012.

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

11.  Preferred Stock and Warrant

In January of 2009, as part of the Treasury’s Capital Purchase Program (“CPP”), the Company issued 30 thousand shares of Series A, no par value cumulative perpetual preferred stock to the Treasury for $30.0 million pursuant to a Letter Agreement and Securities Purchase Agreement. These agreements required the Company to comply with certain executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 for the period during which Treasury held the Company’s preferred shares. The Company also issued a warrant to the Treasury as part of the CPP allowing it to purchase 223,992 shares of the Company’s common stock at an exercise price of $20.09.

During June 2012, the Treasury conducted an auction as part of ongoing efforts to wind down and recover its remaining CPP investments. The auction included preferred stock positions held by the Treasury of seven banks participating in the CPP, including the $30.0 million investment in the Company’s Series A preferred stock. The Treasury was successful in selling all of its investment in the Company’s Series A preferred stock to private investors through a registered public offering. The Company received no proceeds as part of the transaction. Since the Treasury no longer owns the preferred stock, the executive compensation and other restrictions put in place by the Treasury no longer apply. The Company continues to view the outstanding preferred stock as an important component of its capital structure.

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

RESULTS OF OPERATIONS

Third Quarter 2012 Compared to Third Quarter 2011

The Company reported net income of $3.1 million for the quarter ended September 30, 2012, an increase of $2.8 million compared with net income of $272 thousand for the third quarter a year ago. On a per common share basis, net income for the current quarter was $.35, an increase of $.38 compared to a net loss of $.03 reported for the third quarter of 2011. Selected income statement amounts and related data are presented in the table below.

(In thousands except per share data)
Three Months Ended September 30,	2012	2011	Change
Interest income	$17,578	$19,493	$(1,915)
Interest expense	4,511	6,096	(1,585)
Net interest income	13,067	13,397	(330)
Provision for loan losses	(256)	3,232	(3,488)
Net interest income after provision for loan losses	13,323	10,165	3,158
Noninterest income	6,166	6,260	(94)
Noninterest expenses	15,347	16,959	(1,612)
Income (loss) before income tax expense	4,142	(534)	4,676
Income tax expense (benefit)	1,051	(806)	1,857
Net income	$3,091	$272	$2,819
Less preferred stock dividends and discount accretion	481	474	7
Net income (loss) available to common shareholders	$2,610	$(202)	$2,812

Basic and diluted net income (loss) per common share	$.35	$(.03)	$.38

Weighted average common shares outstanding – basic and diluted	7,461	7,427	34
Return on average assets	.65%	.06%	59	bp
Return on average equity	7.38%	.69%	669	bp
bp = basis points.

The $2.8 million or $.38 per common share increase in net income for the third quarter of 2012 compared to the same quarter a year ago was mainly driven by a decrease of $3.5 million or 108% and $2.0 million or 57.1% in the provision for loan losses and expenses associated with repossessed real estate, respectively, partially offset by an increase in income tax expense of $1.9 million. Further information related to the more significant components making up the increase in net income follows.

Net Interest Income

The overall interest rate environment at September 30, 2012, as measured by the Treasury yield curve, remains at very low levels in historical terms. Shorter-term yields for three and six-month maturities have increased 8 basis points and 7 basis points, respectively since year-end 2011. For longer-term maturities, three year maturities decreased 5 basis points while the five, ten, and thirty year maturity periods declined 21, 24, and 7 basis points, respectively. At September 30, 2012, the short-term federal funds target interest rate was between zero and .25%, which has remained unchanged since December 2008. The Federal Reserve Board has indicated an objective of holding short-term interest rates at exceptionally low levels through mid-2015. The near historical low rate environment makes managing the Company’s net interest margin very challenging.

Net interest income was $13.1 million for the current quarter, a decrease of $330 thousand or 2.5% compared to $13.4 million for the prior-year third quarter. The decrease in net interest income is attributed mainly to a $1.9 million or 9.8% decrease in interest income, primarily on loans, which was partially offset by a $1.6 million or 26.0% decrease in interest expense, primarily on deposits. The decrease in total interest income and interest expense is attributed to both rate and volume declines related mainly to loans and deposits and are the result of the overall weak economic environment combined with the Company’s balance sheet management strategy. The overall weak economy has generally resulted in lower interest rates while the Company has become more selective in pricing deposits and extending loans, chiefly to reduce its costs of funds and improve net interest margin, overall profitability, and its capital position. The Company is generally earning and paying less interest from its earning assets and funding sources as the average rates earned and paid have decreased. This includes repricing of variable and floating rate assets and liabilities that have reset to overall lower amounts since their previous repricing date as well as activity related to new earning assets and funding sources. Additionally, an increase in available funds has been invested in lower yielding investment securities or cash equivalents in response to a decrease in high quality loan demand.

Interest income and interest expense related to nearly all categories of the Company’s earning assets and interest paying liabilities have declined in the quarterly comparison. The $1.9 million decrease from interest income in the comparison is primarily made up of lower interest on loans and investment securities of $1.4 million or 8.9% and $550 thousand or 13.1%, respectively. The decrease in interest on loans was driven primarily by an $86.7 million or 7.7% decrease in average volume and, to a lesser extent, a decrease in the average rate earned of six basis points to 5.4% from 5.5%. For investment securities, the decrease in interest income is rate driven, as a 50 basis point decrease in the average rate earned of 2.5% more than offset a higher average balance outstanding of $40.0 million or 6.8%.

The $1.6 million decrease in interest expense is primarily a result of lower interest expense on deposits of $1.4 million or 39.7% followed by lower interest on borrowings of $173 thousand or 6.8%. The decrease in interest expense on deposits was driven by lower interest on time deposits of $1.2 million or 39.1% due to both a decrease in the average rate paid and volume declines. The average rate paid on time deposits was 1.3% and 1.8% for the current and prior years’ third quarter, respectively. Average outstanding balances of time deposits were $574 million for the current quarter, a decrease of $107 million or 15.7% compared to a year earlier. Interest expense on borrowings decreased mainly as a result of maturities related to outstanding long-term Federal Home Loan Bank (“FHLB”) advances.

The net interest margin on a taxable equivalent basis increased six basis points to 3.13% for the third quarter of 2012 compared to 3.07% in the same quarter of 2011.  The increase in net interest margin was driven by an eight basis point increase in the spread between the average rate earned on earning assets and the average rate paid on interest bearing liabilities to 2.91% in the current quarter from 2.83% for the same quarter of 2011. The Company expects its net interest margin to trend upward in the near term according to internal modeling using expectations about future market interest rates, the maturity structure of the Company’s earning assets and liabilities, and other factors. In particular, the Company’s cost of funds is expected to decrease in the near term primarily from the maturity of $50.0 million of 3.98% fixed rate FHLB borrowings combined with $23.2 million of 6.60% fixed rate borrowings that reprice downward to a floating interest rate of three-month LIBOR plus 132 basis points. Each of these events occur during the fourth quarter of 2012. Future results could be significantly different than expectations.

The following tables present an analysis of net interest income for the quarterly periods ended September 30.

Distribution of Assets, Liabilities and Shareholders’ Equity:  Interest Rates and Interest Differential
Three Months Ended September 30,	2012			2011
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities
Taxable	$532,577	$3,084	2.30%	$524,016	$3,746	2.84%
Nontaxable1	92,634	843	3.62	61,214	677	4.39
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell	64,181	38	.24	77,277	41	.21
Loans1,2,3	1,032,914	14,073	5.42	1,119,634	15,456	5.48
Total earning assets	1,722,306	$18,038	4.17%	1,782,141	$19,920	4.43%
Allowance for loan losses	(26,806)			(30,166)
Total earning assets, net of allowance for loan losses	1,695,500			1,751,975
Nonearning Assets
Cash and due from banks	25,543			16,956
Premises and equipment, net	37,386			39,579
Other assets	127,983			124,275
Total assets	$1,886,412			$1,932,785
Interest Bearing Liabilities
Deposits
Interest bearing demand	$277,654	$58	.08%	$252,176	$87	.14%
Savings	316,077	157	.20	296,843	305	.41
Time	574,044	1,926	1.33	681,038	3,161	1.84
Federal funds purchased and other short-term borrowings	24,158	24	.40	35,466	43	.48
Securities sold under agreements to repurchase and other long-term borrowings	229,380	2,346	4.07	244,804	2,500	4.05
Total interest bearing liabilities	1,421,313	$4,511	1.26%	1,510,327	$6,096	1.60%
Noninterest Bearing Liabilities
Other demand deposits	240,120			216,694
Other liabilities	58,257			49,628
Total liabilities	1,719,690			1,776,649
Shareholders’ equity	166,722			156,136
Total liabilities and shareholders’ equity	$1,886,412			$1,932,785
Net interest income		13,527			13,824
TE basis adjustment		(460)			(427)
Net interest income		$13,067			$13,397
Net interest spread			2.91%			2.83%
Impact of noninterest bearing sources of funds			.22			.24
Net interest margin			3.13%			3.07%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
2Loan balances include principal balances on nonaccrual loans.
3Loan fees included in interest income amounted to $235 thousand and $136 thousand in 2012 and 2011, respectively.

Analysis of Changes in Net Interest Income (tax equivalent basis)
(In thousands)	Variance	Variance Attributed to
Three Months Ended September 30,	2012/2011	1	Volume	Rate
Interest Income
Taxable investment securities	$(662)	$395	$(1,057)
Nontaxable investment securities2	166	826	(660)
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell	(3)	(27)	24
Loans2	(1,383)	(1,212)	(171)
Total interest income	(1,882)	(18)	(1,864)
Interest Expense
Interest bearing demand deposits	(29)	53	(82)
Savings deposits	(148)	124	(272)
Time deposits	(1,235)	(447)	(788)
Federal funds purchased and other short-term borrowings	(19)	(13)	(6)
Securities sold under agreements to repurchase and other long-term borrowings	(154)	(234)	80
Total interest expense	(1,585)	(517)	(1,068)
Net interest income	$(297)	$499	$(796)
Percentage change	100.0%	(168.0)%	268.0%

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Provision for Loan Losses

The provision for loan losses represents charges (or credits) to earnings that maintain an allowance for loan losses at an adequate level based on credit losses specifically identified in the loan portfolio, as well as management’s best estimate of incurred probable loan losses in the remainder of the portfolio at the balance sheet date. The Company’s loan quality, while beginning to improve, has been negatively impacted in recent years by adverse conditions in certain real estate sectors since the downturn in the overall economy and financial markets beginning in late 2007 and more significantly during 2008. This has led to declines in real estate values and deterioration in the financial condition of many of the Company’s borrowers over the last several years, particularly borrowers in the commercial and real estate development industry. Declining real estate values have resulted in loans that have become under collateralized, which has elevated nonperforming loans, net charge-offs, and the provision for loan losses in recent years, particularly during the early and middle stages of the economic downturn. While the Company is beginning to experience improvement in overall credit quality, it has been necessary to lower the loan quality ratings on certain commercial and real estate development credits throughout the period of the economic downturn.

The Company recorded a credit of $256 thousand to the provision for loan losses for the third quarter of 2012, representing a decrease of $3.5 million or 108% compared to a $3.2 million charge for the third quarter of 2011. The allowance for loan losses as a percentage of outstanding loans (net of unearned income) was 2.47% at September 30, 2012 compared to 2.64% and 2.80% at year-end 2011 and September 30, 2011, respectively. The decrease in the provision for loan losses is attributed to an overall improvement in the credit quality of the loan portfolio and a decrease in loan balances outstanding. For further information about improvements in the Company’s overall credit quality, please refer to the discussion under the captions “Allowance for Loan Losses” and “Nonperforming Loans” in this Form 10-Q that follows.

Net charge-offs were $1.7 million for the current quarter, a decrease of $385 thousand or 18.4% when compared to the third quarter of 2011. Of the $1.7 million in net charge-offs in the current quarter, $1.0 million is attributed to four separate credit relationships. Of these four credit relationships, charge-offs totaling $845 thousand relate to three real estate development projects and $170 thousand is attributed to a not-for-profit, special needs educational center. On an annualized basis, quarterly net charge-offs were .66% of average loans outstanding for the three months ended September 30, 2012 compared to .74% for the third quarter of a year ago.

Noninterest Income

The components of noninterest income are as follows for the periods indicated:

Three Months Ended September 30, (In thousands)	2012	2011	Change
Service charges and fees on deposits	$2,062	$2,251	$(189)
Allotment processing fees	1,304	1,342	(38)
Other service charges, commissions, and fees	1,104	1,055	49
Data processing income	47	156	(109)
Trust income	469	507	(38)
Investment securities gains, net	276	386	(110)
Gain on sale of mortgage loans, net	603	328	275
Income from company-owned life insurance	301	230	71
Other	-	5	(5)
Total noninterest income	$6,166	$6,260	$(94)

The more significant items for discussion are included below.

•
Service charges and fees on deposits decreased $189 thousand or 8.4% driven by a decline in fees from overdraft/insufficient funds of $220 thousand or 15.0% related to lower transaction volume. Transaction volume has declined similar to trends experienced by the banking industry as a whole, mainly as a result of increased consumer compliance regulations and changes in customer behavior that have evolved over the last several years.

•
The decrease in data processing income of $109 thousand or 69.9% is driven by a $74 thousand or 78.7% decline in fees related to the winding down of the Commonwealth of Kentucky (“Commonwealth”) depository services contract. Decreases in data processing revenues related to the general depository contract have been partially offset by noninterest expense reductions spread over multiple line items categories. Data processing fees have also declined $34 thousand or 93.5% due to lower processing volumes attributed to an increase in paperless payment transactions related to the Commonwealth’s Women, Infants, and Children (“WIC”) supplemental nutrition program. Such transactions are now being processed by an unrelated third party. The Company expects to continue processing only a small number of transactions that are subject to manual processing.

•
The $110 thousand or 28.5% decrease in gains on the sale of investment securities is attributed to the volume, timing, and market value of the individual securities sold. Such sales take place at irregular intervals based on current asset and liability management strategies and market conditions. The Company periodically sells investment securities to lock in gains, increase yield, restructure expected future cash flows, and/or enhance its capital position as opportunities occur.

•
Net gains on the sale of mortgage loans increased $275 thousand or 83.8% as the volume of loans sold increased to $21.4 million from $11.5 million in the comparison. The increase in loans sold has been helped significantly by the overall low interest rate environment, which is below already low levels from a year ago.

Noninterest Expense

The components of noninterest expense are as follows for the periods indicated:

Three Months Ended September 30, (In thousands)	2012	2011	Change
Salaries and employee benefits	$7,019	$6,646	$373
Occupancy expenses, net	1,235	1,254	(19)
Equipment expenses	576	659	(83)
Data processing and communication expense	1,059	1,147	(88)
Bank franchise tax	605	637	(32)
Amortization of intangibles	254	286	(32)
Deposit insurance expense	667	643	24
Other real estate expenses, net	1,531	3,569	(2,038)
Legal expenses	251	164	87
Other	2,150	1,954	196
Total noninterest expense	$15,347	$16,959	$(1,612)

The more significant items for discussion are included below.

•
Salaries and employee benefits increased $373 thousand or 5.6% in the comparison due mainly to an increase in the number of full time equivalent employees, including higher salaried positions in the credit administration and nonperforming asset management areas.

•
Data processing and communications expenses decreased $88 thousand or 7.7% mainly as a result of an agreement the Company announced during the first quarter of 2012 to reduce its debit card processing expenses combined with costs savings related to the winding down of the Company’s depository services contract with the Commonwealth.

•
The $2.0 million or 57.1% decrease in other real estate expense is mainly due to lower impairment charges recorded of $2.3 million or 69.1% in the comparison. The decrease in impairment charges is attributed primarily to the recording of a $2.8 million impairment charge during the third quarter of 2011 related to a single real estate development project.

•	Legal expenses increased $87 thousand or 53.0% due primarily to issues involving problem loans in the normal course of business.
•
The $196 thousand or 10.0% increase in other noninterest expense was driven by a $260 thousand write-down to fair value of a property that was reclassified from bank premises to other real estate. The property was reclassified and written down to fair value after it was determined that the property would no longer be used for future banking purposes.

Income Taxes

Income tax expense was $1.1 million for the third quarter of 2012, with an effective income tax rate of 25.4%. The Company recorded an income tax benefit of $806 thousand for the third quarter of 2011. The effective income tax rate for that period is not meaningful. Income derived from tax exempt sources continues to be a substantial amount and the Company recorded a loss before income taxes in the comparable period.

First Nine Months of 2012 Compared to First Nine Months of 2011

Net income for the first nine months of 2012 was $9.5 million or $1.09 per common share. This represents an increase of $8.1 million or $1.08 per common share compared to the first nine months of 2011. Selected income statement amounts and related data are presented in the table below.

(In thousands except per share data)
Nine Months Ended September 30,	2012	2011	Change
Interest income	$54,075	$59,794	$(5,719)
Interest expense	14,434	18,919	(4,485)
Net interest income	39,641	40,875	(1,234)
Provision for loan losses	2,062	10,201	(8,139)
Net interest income after provision for loan losses	37,579	30,674	6,905
Noninterest income	18,606	18,493	113
Noninterest expenses	44,341	47,748	(3,407)
Income before income tax expense	11,844	1,419	10,425
Income tax expense (benefit)	2,297	(67)	2,364
Net income	$9,547	$1,486	$8,061
Less preferred stock dividends and discount accretion	1,439	1,419	20
Net income available to common shareholders	$8,108	$67	$8,041

Basic and diluted net income per common share	$1.09	$.01	$1.08

Weighted average common shares outstanding – basic and diluted	7,454	7,420	34
Return on average assets	.67%	.10%	57	bp
Return on average equity	7.82%	1.29%	653	bp
bp = basis points.

The $8.1 million or $1.08 per common share increase in net income for the nine months ending September 30, 2012 compared to the first nine months of 2011 is primarily due to decreases in the provision for loan losses and noninterest expenses of $8.1 million and $3.4 million, respectively, partially offset by lower net interest income of $1.2 million. Income tax expense increased $2.4 million. Further information related to the more significant components making up the increase in net income follows.

Net Interest Income

Net interest income was $39.6 million for the first nine months of 2012, a decrease of $1.2 million or 3.0% compared to $40.9 million for the first nine months of 2011. The decrease in net interest income is attributed to a $5.7 million or 9.6% decrease in interest income, primarily on loans, which was partially offset by a $4.5 million or 23.7% decrease in interest expense, primarily on deposits. Similar to the quarterly comparison, the decrease in total interest income and interest expense is mainly attributed to both rate and volume declines related to loans and deposits and are the result of both an overall weak economic environment and the Company’s balance sheet management strategy. This strategy includes being more selective in pricing deposits and extending loans in an effort to improve net interest margin, overall profitability, and capital position. The Company is generally earning and paying less interest from its earning assets and funding sources as the average rates earned and paid have decreased. This includes repricing of variable and floating rate assets and liabilities that have reset to net overall lower amounts since their previous repricing date as well as activity related to new earning assets and funding sources. Moreover, an increase in available funds has been invested in lower yielding investment securities or cash equivalents in response to a decrease in high quality loan demand.

Nearly all of the Company’s interest income and interest expense categories have declined in the nine-month comparison. The $5.7 million decrease from interest income in the comparison is primarily made up of lower interest on loans and investment securities of $4.9 million or 10.3% and $772 thousand or 6.2%, respectively. The decrease in interest on loans was driven primarily by a $101 million or 8.8% decrease in average volume and, to a lesser extent, a decrease in the average rate earned of 10 basis points to 5.5% from 5.6%. For investment securities, the decrease in interest income is driven primarily by a 62 basis point decrease in the average rate earned to 2.7% from 3.3%, which offset a $91.0 million or 16.9% increase in the average balance outstanding.

The $4.5 million decrease in interest expense is primarily a result of lower interest expense on deposits of $4.0 million or 35.1% followed by lower interest on borrowings of $533 thousand or 7.0%. The decrease in interest expense on deposits was driven by lower interest on time deposits of $3.3 million or 33.2% due to decreases in both the volume and average rate paid. Average outstanding balances of time deposits were $601 million for the current nine months, a decrease of $94.9 million or 13.6% compared to a year earlier. The average rate paid on time deposits was 1.5% and 1.9% for the first nine months of 2012 and 2011, respectively. The decrease in interest expense on borrowings was driven mainly by maturities related to outstanding long-term FHLB advances.

The net interest margin on a taxable equivalent basis was 3.16% for the first nine months of 2012, up two basis points compared to 3.14% for the first nine months of 2011. The spread between the average rate earned on earning assets and the average rate paid on interest bearing liabilities was 2.94% and 2.90% for the first nine months of 2012 and 2011, respectively. The increase in spread was driven by a 32 basis point decrease in the overall cost of funds, which offset a 28 basis point decline in the overall yield on earning assets. The Company expects its net interest margin to trend upward in the near term according to internal modeling using expectations about future market interest rates, the maturity structure of the Company’s earning assets and liabilities, and other factors. In particular, the Company’s cost of funds is expected to decrease in the near term primarily from the maturity of $50.0 million of 3.98% fixed rate FHLB borrowings combined with $23.2 million of 6.60% fixed rate borrowings that reprice downward to a floating interest rate of three-month LIBOR plus 132 basis points. Each of these events occur during the fourth quarter of 2012. Future results could be significantly different than expectations.

The following tables present an analysis of net interest income for the nine months ended September 30.

Distribution of Assets, Liabilities and Shareholders’ Equity:  Interest Rates and Interest Differential
Nine Months Ended September 30,	2012			2011
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities
Taxable	$542,536	$10,044	2.47%	$475,951	$11,022	3.10%
Nontaxable1	86,828	2,444	3.76	62,389	2,139	4.58
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell	59,500	102	.23	111,883	191	.23
Loans1,2,3	1,044,271	42,849	5.48	1,145,584	47,771	5.58
Total earning assets	1,733,135	$55,439	4.27%	1,795,807	$61,123	4.55%
Allowance for loan losses	(27,400)			(29,429)
Total earning assets, net of allowance for loan losses	1,705,735			1,766,378
Nonearning Assets
Cash and due from banks	24,814			18,010
Premises and equipment, net	37,968			39,402
Other assets	127,658			125,293
Total assets	$1,896,175			$1,949,083
Interest Bearing Liabilities
Deposits
Interest bearing demand	$279,357	$183	.09%	$257,860	$275	.14%
Savings	308,452	466	.20	291,667	1,007	.46
Time	601,147	6,671	1.48	696,094	9,990	1.92
Federal funds purchased and other short-term borrowings	26,010	74	.38	41,217	154	.50
Securities sold under agreements to repurchase and other long-erm borrowings	230,556	7,040	4.08	246,959	7,493	4.06
Total interest bearing liabilities	1,445,522	$14,434	1.33%	1,533,797	$18,919	1.65%
Noninterest Bearing Liabilities
Other demand deposits	232,474			213,769
Other liabilities	55,038			47,649
Total liabilities	1,733,034			1,795,215
Shareholders’ equity	163,141			153,868
Total liabilities and shareholders’ equity	$1,896,175			$1,949,083
Net interest income		41,005			42,204
TE basis adjustment		(1,364)			(1,329)
Net interest income		$39,641			$40,875
Net interest spread			2.94%			2.90%
Impact of noninterest bearing sources of funds			.22			.24
Net interest margin			3.16%			3.14%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
2Loan balances include principal balances on nonaccrual loans.
3Loan fees included in interest income amounted to $931 thousand and $655 thousand in 2012 and 2011, respectively.

Analysis of Changes in Net Interest Income (tax equivalent basis)
(In thousands)	Variance	Variance Attributed to
Nine Months Ended September 30,	2012/2011	1	Volume	Rate
Interest Income
Taxable investment securities	$(978)	$2,046	$(3,024)
Nontaxable investment securities2	305	912	(607)
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell	(89)	(89)	-
Loans2	(4,922)	(4,092)	(830)
Total interest income	(5,684)	(1,223)	(4,461)
Interest Expense
Interest bearing demand deposits	(92)	31	(123)
Savings deposits	(541)	90	(631)
Time deposits	(3,319)	(1,238)	(2,081)
Federal funds purchased and other short-term borrowings	(80)	(49)	(31)
Securities sold under agreements to repurchase and other long-term borrowings	(453)	(513)	60
Total interest expense	(4,485)	(1,679)	(2,806)
Net interest income	$(1,199)	$456	$(1,655)
Percentage change	100.0%	(38.0)%	138.0%

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Provision for Loan Losses

The provision for loan losses for the first nine months of 2012 was $2.1 million, a decrease of $8.1 million or 79.8% compared to $10.2 million for the first nine months of 2011. The allowance for loan losses as a percentage of outstanding loans (net of unearned income) was 2.47% at September 30, 2012 compared to 2.64% and 2.80% at year-end 2011 and September 30, 2011, respectively. The decrease in the provision for loan losses is attributed to an overall improvement in the credit quality of the loan portfolio and a decrease in loan balances outstanding. For further information about improvements in the Company’s overall credit quality, please refer to the discussion under the captions “Allowance for Loan Losses” and “Nonperforming Loans” in this Form 10-Q that follows.

Net charge-offs were $5.2 million for the current nine months, a decrease of $2.9 million or 36.1% when compared to the first nine months of 2011. Net charge-offs for 2012 include $2.6 million related to eight larger-balance credits. Four of these credits secured by real estate development projects had charge-offs totaling $1.2 million, three credits secured by commercial real estate had charge-offs of $940 thousand, and one credit secured by multi-family residential real estate with a charge-off of $405 thousand. On an annualized basis, net charge-offs were .66% of average loans outstanding for the nine months ended September 30, 2012 compared to .95% for the first nine months of 2011.

Noninterest Income

The components of noninterest income are as follows for the periods indicated:

Nine Months Ended September 30, (In thousands)	2012	2011	Change
Service charges and fees on deposits	$6,080	$6,481	$(401)
Allotment processing fees	3,932	4,027	(95)
Other service charges, commissions, and fees	3,332	3,146	186
Data processing income	215	691	(476)
Trust income	1,404	1,593	(189)
Investment securities gains, net	964	1,209	(245)
Gain on sale of mortgage loans, net	1,364	620	744
Income from company-owned life insurance	1,289	706	583
Other	26	20	6
Total noninterest income	$18,606	$18,493	$113

The more significant items for discussion are included below.

•
The $401 thousand or 6.2% decrease in service charges and fees on deposits was driven by a decline in fees from overdraft/insufficient funds of $582 thousand or 14.0% related to lower transaction volume. Transaction volume has declined similar to trends experienced throughout the banking industry mainly as a result of increased consumer compliance regulations and changes in customer behavior that have evolved over the last several years.

•	Other service charges, commissions, and fees are up $186 thousand or 5.9% due to an assortment of relatively small increases within this line item category.
•
The decrease in data processing income of $476 thousand or 68.9% is driven by a $337 thousand or 70.6% decline in fees related to the winding down of the depository services contract with the Commonwealth, which have been partially offset by noninterest expense reductions spread over multiple line items categories. Data processing fees have also declined $138 thousand or 97.0% due to lower processing volumes as a result of an increase in paperless payment transactions related to the Commonwealth’s WIC supplemental nutrition program. Such transactions are now being processed by an unrelated third party. The Company expects to continue processing only a small number of transactions that are subject to manual processing.

•	The $189 thousand or 11.9% decrease in trust income is due mainly to accrual refinements in the prior-year second quarter that resulted in a one-time increase in the amount of $165 thousand.
•
The $245 thousand or 20.3% decrease in the gain on the sale of investment securities is attributed to the volume, timing, and market value of the individual securities sold. The sale of investment securities take place at irregular intervals based on current asset and liability management strategies and market conditions. The Company periodically sells investment securities to lock in gains, increase yield, restructure expected future cash flows, and/or enhance its capital position as opportunities occur.

•
Net gains on the sale of mortgage loans increased $744 thousand or 120% as the volume of loans sold increased $35.0 million or 147%. The increase in loans sold has been boosted by the overall low interest rate environment. The interest rate environment during 2012 has declined beyond the already low levels that existed during 2011, which has spurred home refinancing and purchasing activity.

•
The $583 thousand or 82.6% increase in income from company-owned life insurance is mainly the result of a $529 thousand gain related to death benefit proceeds received in the current year. There was no similar transaction in the comparable period of 2011.

Noninterest Expense

The components of noninterest expense are as follows for the periods indicated:

Nine Months Ended September 30, (In thousands)	2012	2011	Change
Salaries and employee benefits	$20,999	$20,281	$718
Occupancy expenses, net	3,606	3,696	(90)
Equipment expenses	1,757	1,836	(79)
Data processing and communication expense	3,211	3,574	(363)
Bank franchise tax	1,793	1,930	(137)
Amortization of intangibles	761	858	(97)
Deposit insurance expense	2,039	2,254	(215)
Other real estate expenses, net	3,197	6,184	(2,987)
Legal expenses	989	581	408
Other	5,989	6,554	(565)
Total noninterest expense	$44,341	$47,748	$(3,407)

The more significant items for discussion are included below.

•
The $718 thousand or 3.5% increase in salaries and employee benefits was driven mainly by an increase in higher-salaried personnel in the credit administration and nonperforming asset management positions and modest annual employee pay increases.

•
Data processing and communications expenses decreased $363 thousand or 10.2% mainly as a result of an agreement the Company announced during the first quarter of 2012 to reduce its debit card processing expenses combined with costs savings related to the winding down of the Company’s depository services contract with the Commonwealth.

•	Bank franchise tax expense is down $137 thousand or 7.1% due to a lower taxable base at certain of the Company’s bank subsidiaries.
•
Deposit insurance expense decreased $215 thousand or 9.5% mainly as a result of the change in the FDIC’s assessment base and rate structure that went into effect during the second quarter of 2011. Under the revised rules, the assessment base was changed from a deposit based approach to average assets less average tangible equity during the assessment period. The new assessment methodology generally shifts a greater share of total assessments to banks with more than $10 billion in assets, resulting in a lower amount attributed to many smaller community banks.

•
The $3.0 million or 48.3% decrease in other real estate expense was driven by lower impairment charges of $2.8 million or 55.7%. Other real estate expense in the prior year includes an impairment charge of $2.8 million attributed to a single real estate development project that was written down to its fair value of $1.9 million.

•
Legal expenses increased $408 thousand or 70.2% due primarily to issues involving problem loans in the normal course of business. The increase in legal expense also includes $122 thousand related to registering the Company’s Series A preferred shares for their sale by the Treasury to third party investors during the second quarter of 2012.

•
Other expenses decreased $565 thousand or 8.6% in the nine month comparison due mainly to a $700 thousand deposit fraud loss recorded in 2011. The loss relates to a fraudulent transaction on a deposit account involving one of the Company’s customers that occurred during the first quarter of 2011. No comparable transaction occurred in 2012. The $700 thousand decrease related to the fraud loss was partially offset by a $260 thousand write-down to fair value of a property that was reclassified from bank premises to other real estate. The property was reclassified and written down to fair value after it was determined that the property would no longer be used for future banking purposes.

Income Taxes

Income tax expense was $2.3 million for the first nine months of 2012, resulting in an effective income tax rate of 19.4%. The Company recorded an income tax benefit of $67 thousand for the same period of 2011. The effective income tax rate for that period is not meaningful. Income derived from tax exempt sources continues to be a substantial amount which resulted in a tax benefit in the comparable period.

As has been previously disclosed, the Company accrued an additional $449 thousand of income tax expense in the first quarter of 2011 after learning that one of its tax-exempt customers had received notification that the Internal Revenue Service intended to issue an adverse ruling to the customer regarding the qualified status of their debt arrangement with the Company. The loan contract contains provisions that the customer will indemnify the Company for any penalties, taxes, or interest thereon for which the Company becomes liable as a result of a determination of taxability. The Company intends to exercise its rights under the contract; however, due to the contingent nature of the indemnification provisions, the Company will not record the effects of the indemnification until it is realized. Due to the running of the statute of limitations, $131 thousand and $151 thousand of the original accrual was reversed during the third quarter of 2012 and 2011, respectively.

FINANCIAL CONDITION

Total assets were $1.9 billion at September 30, 2012, a decrease of $28.6 million or 1.5% from year-end 2011. The net decrease in total assets is attributed mainly to a decline in net loans of $50.7 million or 4.9%. The decrease in net loans was partially offset by an increase in cash and cash equivalents and other real estate owned of $15.9 million or 16.9% and $9.3 million or 24.4%, respectively.

The decrease in net loans reflects the lack of high quality loan demand sought by the Company as it continues a cautious and measured approach to new lending while working to reduce its high level of nonperforming assets. This has resulted in principal repayments on existing loans or loans transferred into other real estate through foreclosure that has exceeded new loans. Cash and cash equivalents have increased in preparation of the Company repaying $50.0 million of outstanding borrowings scheduled to mature in the fourth quarter related to the balance sheet leverage transaction that was initiated during 2007. The increase in other real estate owned was driven by the repossession of four properties totaling $8.8 million during the third quarter of 2012.

Total liabilities were $1.7 billion at September 30, 2012, a decrease of $40.2 million or 2.3% compared to December 31, 2011. Total deposits decreased $31.1 million or 2.2% in the comparison. Interest bearing deposits decreased $55.6 million or 4.6%, partially offset by an increase in noninterest bearing deposits of $24.6 million or 11.0%. Long-term borrowings decreased $10.3 million or 4.3% due to principal repayments related to scheduled maturities of FHLB borrowings.

Shareholders’ equity was $169 million at September 30, 2012 compared to $157 million at year-end 2011. This represents an increase of $11.6 million or 7.4% from year-end 2011. The increase in shareholders’ equity is due mainly to net income of $9.5 million in the current period and a $2.9 million increase in unrealized gains on the investment securities included in other comprehensive income.

Temporary Investments

Temporary investments consist of interest bearing deposits in other banks and federal funds sold and securities purchased under agreements to resell. The Company uses these funds in the management of liquidity and interest rate sensitivity or as a short-term holding prior to subsequent movement into other investments with higher yields or for other purposes. At September 30, 2012, temporary investments were $82.2 million, an increase of $16.7 million or 25.5% compared to $65.5 million at year-end 2011. Temporary investments have been boosted as the Company has reinvested some of the cash inflows from securities transactions into interest bearing deposits in preparation for repaying $50.0 million of outstanding borrowings scheduled to mature during the fourth quarter related to the balance sheet leverage transaction that took place during 2007.

Investment Securities

The investment securities portfolio is comprised primarily of residential mortgage-backed securities, U.S. government-sponsored agency securities, and tax-exempt securities of states and political subdivisions. Substantially all of the Company’s investment securities are designated as available for sale. Total investment securities were $601 million at September 30, 2012, an increase of $2.7 million or .5% compared to $599 million at year-end 2011. Investment securities have remained relatively flat when compared to year-end 2011, but have decreased $16.3 million or 2.6% from the previous quarter end. The Company has reinvested some of the cash inflows from securities transaction during the current quarter into temporary investments in order to position itself to repay $50.0 million in borrowings that mature during the fourth quarter.

The net amortized cost amount of investment securities decreased $1.8 million or .3% compared to year-end 2011 and the net unrealized gain related to investments in the available for sale portfolio increased $4.5 million or 32.7%. During the first nine months of 2012, the Company purchased $271 million of available for sale investment securities, which was offset by amounts sold, matured, and called of $125 million, $15.5 million, and $129 million, respectively. The increase in the net unrealized gain was driven by a downward movement in longer-term market interest rates. As market interest rates decrease, the value of fixed rate investments generally increases.

At September 30, 2012, the Company held $5.8 million amortized cost amounts of single-issuer trust preferred capital securities of a global and national financial services firm with an estimated fair value of $4.5 million. These securities had an estimated fair value of $4.3 million at June 30, 2012 and year-end 2011. The unrealized loss related to this investment improved by $238 thousand or 15.5% from year-end 2011, including an improvement of $203 thousand or 13.5% during the third quarter of 2012.

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

Loans

Loans, net of unearned income, were $1.0 billion at September 30, 2012, a decrease of $53.8 million or 5.0% compared to year-end 2011. The Company continues to take a measured and cautious approach to loan originations by strengthening its overall credit culture and by maintaining tight underwriting standards. The Company seeks higher quality loan demand while working to reduce its elevated levels of nonperforming assets in a sluggish economy that has been slow to recover from one of the most severe recession in recent history. Nonperforming assets increased sharply in the fourth quarter of 2009 and into the first quarter of 2010 as a result of the lingering effects of the economic downturn. While nonperforming assets have declined from their peak, they remain elevated.

The composition of the loan portfolio, net of unearned income, is summarized in the table below.

	September 30, 2012		December 31, 2011
(Dollars in thousands)	Amount	%	Amount	%

Commercial, financial, and agriculture	$89,973	8.8%	$93,807	8.7%
Real estate – construction and land development	115,324	11.3	119,989	11.2
Real estate mortgage - residential	413,284	40.6	445,464	41.6
Real estate mortgage - farmland and other commercial enterprises	377,696	37.1	384,331	35.8
Installment	18,685	1.9	21,365	2.0
Lease financing	3,349	.3	7,152	.7
Total	$1,018,311	100.0%	$1,072,108	100.0%

On average, loans represented 60.3% of earning assets for the current nine month period, a decrease of 273 basis points compared to 63.0% for year-end 2011. Average loans represent a lower percentage of earning assets as outstanding loan balances have declined and funds are reinvested in other earning assets or used for other purposes. As loan demand fluctuates, available funds are typically reallocated between loans and temporary investments or investment securities, which typically involve a decrease in credit risk and lower yields. Investment securities make up a larger percentage of average earning assets at September 30, 2012 compared to year-end 2011.

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

The allowance for loan losses and related provision for loan losses generally fluctuate as the relative level of nonperforming and impaired loans vary. However, other factors impact the amount of the allowance for loan losses such as the Company’s historical loss experience, the borrowers’ financial condition, general economic conditions, and other risk factors as described in the Company’s most recent annual report on Form 10-K and Note 2 to the unaudited consolidated financial statements of this Form 10-Q.

The allowance for loan losses was $25.1 million or 2.47% of outstanding loans (net of unearned income) at September 30, 2012. This compares to $28.3 million or 2.64% of net loans outstanding at year-end 2011. The decrease in the allowance for loan losses as a percentage of net loans from year-end 2011 is the result of net charge-offs that exceed the provision for loan losses by $3.1 million combined with a $53.8 million or 5.0% decrease in loans outstanding (net of unearned income). As a percentage of nonaccrual and total nonperforming loans, the allowance for loan losses was 58.3% and 36.1% at September 30, 2012, respectively. At year-end 2011, the allowance was 47.3% of nonaccrual loans and 35.8% of total nonperforming loans.

The decrease in the allowance for loan losses from year-end 2011 is mainly a result of improving credit quality, including a lower level of nonperforming and substandard loans and early stage delinquencies. Historical loss rates and adjustments for current risk factors have also improved. Nonperforming loans have declined to $69.6 million or 6.8% of net loans outstanding at September 30, 2012. This compares to $78.9 million or 7.4% of net loans and $89.1 million or 8.1% of net loans at December 31, 2011 and September 30, 2011, respectively. Loans graded substandard or below were $113 million or 11.1% of the loan portfolio at September 30, 2012 compared to $156 million or 14.5% of the loan portfolio at December 31, 2011 and $169 million or 15.4% at September 30, 2011. Loans identified as impaired have declined as well, totaling $79.2 million, $138 million, and $151 million at September 30, 2012, December 31, 2011, and September 30, 2011, respectively. The decrease in the level of impaired loans in the comparison is due both to an improvement in credit quality along with a policy change by the Company regarding how it identifies impaired loans. Loans previously considered impaired in the amount of $28.0 million were no longer considered impaired during the first quarter of 2012 as a result of the policy change. See Note 2 to the unaudited consolidated financial statements of this Form 10-Q for further detail regarding the policy change related to impaired loans.

Loans past due 30-89 days and still accruing improved to $2.7 million at September 30, 2012 compared to $5.8 million and $3.4 million at year-end 2011 and September 30, 2011, respectively. Historical loss rates have improved as a result of lower recent charge-off activity that has replaced the higher levels that spiked upward during 2009 and are beginning to roll out of the Company’s twelve-quarter look-back period. The improvement to current risk factors, which are adjustments to the historical loss rates used in the determination of the allowance for loan losses, resulted primarily from a refinement to the Company’s allowance for loan losses methodology that occurred during the first quarter of 2012. The Company, with assistance from an independent third party advisor, adopted revisions to its methodology primarily in order to better reflect the impact of qualitative factors used in estimating credit losses inherent in the general component of the allowance for loan losses. Prior to being formally adopted, the Company tested the updated methodology with live data over a period of several months to ensure that significant changes in the allowance were supported and directionally consistent with changes in overall credit quality and that significant fluctuations were explainable and supportable. For additional detail related to the revised methodology, please refer to Note 2 to the unaudited consolidated financial statements of this Form 10-Q.

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

Nonperforming loans were $69.6 million at September 30, 2012, a decrease of $9.3 million or 11.7% compared to $78.9 million at year-end 2011. While nonperforming loan totals have improved, the high level that still exists is a result of the ongoing weaknesses in the overall economy that continues to strain the Company and many of its customers. Nonperforming loans at September 30, 2012 and December 31, 2011, presented by loan class, are summarized in the table that follows.

Nonperforming Loans
(In thousands)	September 30, 2012	December 31, 2011
Nonaccrual Loans
Real Estate:
Real estate-construction and land development	$16,652	$30,744
Real estate mortgage-residential	8,891	14,578
Real estate mortgage-farmland and other commercial enterprises	16,778	13,831
Commercial:
Commercial and industrial	645	386
Lease financing	162	124
Consumer:
Secured	21	80
Unsecured	1	12
Total nonaccrual loans	$43,150	$59,755

Restructured Loans
Real Estate:
Real estate-construction and land development	$8,736	$6,207
Real estate mortgage-residential	717	4,894
Real estate mortgage-farmland and other commercial enterprises	16,996	8,024
Total restructured loans	$26,449	$19,125

Past Due 90 Days or More and Still Accruing
Real Estate:
Real estate-construction and land development	$28	$-
Consumer:
Unsecured	-	1
Total past due 90 days or more and still accruing	$28	$1

Total nonperforming loans	$69,627	$78,881

Ratio of total nonperforming loans to total loans (net of unearned income)	6.8%	7.4%

Nonaccrual loans make up the largest component of nonperforming assets. Nonaccrual loans were $43.2 million at September 30, 2012, a decrease of $16.6 million or 27.8% compared to $59.8 million at year-end 2011. While there were $16.2 million of newly classified nonaccrual loans during the first nine months of 2012, this amount was offset by a combination of $20.1 million transferred to other real estate owned through foreclosure, principal paydowns of $7.7 million, charge-offs of $4.5 million, and $528 thousand reclassified to performing status. Restructured loans increased $7.3 million or 38.3% since year-end 2011, driven by the addition of a previously identified impaired, but accruing, single commercial real estate credit in the amount of $9.1 million.

The Company’s comprehensive risk-grading and loan review program includes a review of loans to assess risk and assign a grade to those loans, a review of delinquencies, and an assessment of loans for needed charge-offs or placement on nonaccrual status. The Company had loans in the amount of $110 million and $125 million at September 30, 2012 and year-end 2011, respectively, which were performing but considered potential problem loans and are not included in the nonperforming loan totals in the table above. These loans, however, are considered in establishing an appropriate allowance for loan losses. The balance outstanding for potential problem credits is mainly a result of ongoing weaknesses in the overall economy that continue to strain the Company and many of its customers. Potential problem loans include a variety of borrowers and are secured primarily by real estate. At September 30, 2012, the five largest potential problem credits were $22.7 million in the aggregate compared to $33.6 million at year-end 2011 and secured by various types of real estate including commercial, construction properties, and residential real estate development.

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

Other Real Estate

Other real estate owned (“OREO”) includes real estate properties acquired by the Company through foreclosure. At September 30, 2012, OREO was $47.5 million, an increase of $9.3 million or 24.4% compared to $38.2 million at year-end 2011. The overall increase in other real estate owned was driven mainly by the Company receiving possession of properties previously securing real estate loans totaling $21.9 million, primarily reclassified from nonaccrual loans. The Company sold repossessed properties with a carrying amount of $10.4 million during the period and recorded impairment charges in the amount of $2.2 million to write down certain properties to their estimated fair value.

Deposits

A summary of the Company’s deposits are as follows for the periods indicated.

	End of Period			Average
(In thousands)	September 30, 2012	December 31, 2011	Difference	(Nine Months) September 30, 2012	(Twelve Months) December 31, 2011	Difference
Noninterest Bearing	$248,822	$224,259	$24,563	$232,474	$217,357	$15,117

Interest Bearing
Demand	275,428	261,920	13,508	279,357	258,244	21,113
Savings	316,592	301,217	15,375	308,452	293,526	14,926
Time	563,149	647,669	(84,520)	601,147	687,517	(86,370)
Total interest bearing	1,155,169	1,210,806	(55,637)	1,188,956	1,239,287	(50,331)

Total Deposits	$1,403,991	$1,435,065	$(31,074)	$1,421,430	$1,456,644	$(35,214)

The decrease in end of period deposits compared with the prior year-end was driven by lower time deposits of $84.5 million or 13.0%, which offset higher balances outstanding of $24.6 million, $13.5 million, and $15.4 million for noninterest bearing demand, interest bearing demand, and savings accounts, respectively. The decrease in time deposits is a result of the Company’s overall liquidity position, which correlates with a strategy to lower its cost of funds mainly by allowing higher-rate certificates of deposit to roll off or reprice at significantly lower interest rates. Many of those balances have been rolled into either interest bearing or noninterest bearing demand accounts by the customer. As rates have decreased throughout the deposit portfolio, many customers have opted to transfer funds from maturing time deposits or investments from other sources into short-term demand or savings accounts.

Borrowed Funds

Total borrowed funds were $255 million at September 30, 2012, a decrease of $11.6 million or 4.3% from $267 million at year-end 2011. Long-term borrowings were $229 million at September 30, 2012, a decrease of $10.3 million or 4.3% from year-end due to principal repayments related to scheduled maturities of FHLB borrowings. Short-term borrowings totaled $25.7 million, a decrease of $1.3 million or 4.7% from year-end. Short-term borrowings primarily represent repurchase agreements entered into with commercial depositors and, to a lesser extent, federal funds purchased through relationships with downstream correspondent banks.

LIQUIDITY

The primary source of funds for the Parent Company is the receipt of dividends and management fees from its subsidiaries, cash balances maintained, temporary investments, and the ability to borrow from nonaffiliated sources. Payment of dividends by the Company’s subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. In addition, Farmers Bank & Capital Trust Company (“Farmers Bank”), United Bank & Trust Company (“United Bank”), and Citizens Bank of Northern Kentucky, Inc. (“Citizens Northern”) each must obtain regulatory approval to declare or pay dividends to the Parent Company as a result of increased capital required in connection with prior regulatory exams. Farmers Bank received regulatory approval for the payment of a dividend to the Parent Company during the third quarter of 2012. The dividend payment by Farmers Bank represents the first such payment made since it entered into the agreement with its regulators during 2009. Capital ratios at each of the Company’s four subsidiary banks exceed regulatory established “well-capitalized” status at September 30, 2012 under the prompt corrective action regulatory framework; however, Farmers Bank, United Bank, and Citizens Northern are required to maintain capital ratios at higher levels as outlined in their regulatory agreements. The capital ratios at each of these three banks exceed the higher amounts required under their respective regulatory agreement. Capital ratios for the Company and its subsidiary banks are summarized in tabular format under the caption “Capital Resources” that follows.

The Parent Company’s primary uses of cash include the payment of dividends to its preferred and common shareholders, injecting capital into subsidiaries, paying interest expense on borrowings, and paying for general operating expenses. Due to an agreement with its regulators, the Parent Company must obtain regulatory approval prior to making dividend payments on its preferred and common stock and interest payments on its trust preferred borrowings. While regulatory agencies have so far granted approval to all of the Company’s requests to make dividend payments on its preferred stock and interest payments on its trust preferred securities, the Company has not (based on the assessment by Company management of both the Company’s capital position and the earnings of its subsidiaries) sought regulatory approval to pay any common stock dividends since the fourth quarter of 2009.  Moreover, the Company will not pay any such dividend on its common stock in any subsequent quarter until the regulator’s assessment of the earnings of the Company’s subsidiaries, and the Company’s assessment of its capital position, both yield the conclusion that the payment of a Company common stock dividend is warranted.

The Parent Company had cash balances of $25.7 million at September 30, 2012, an increase of $7.3 million or 39.9% from $18.4 million at year-end 2011. Significant cash receipts of the Parent Company during 2012 include dividends from subsidiaries in the amount of $12.0 million, management fees from subsidiaries of $2.6 million, and a $500 thousand return of capital from its data processing subsidiary, FCB Services, Inc. Dividends from subsidiaries include $6.0 million received from First Citizens Bank (“First Citizens”), $4.0 million received from Farmers Bank, and $2.0 million from FFKT Insurance Services Inc. The dividend payment by Farmers Bank, which required regulatory approval, is the first such payment made since entering into an agreement with its regulators during 2009. Significant cash payments by the Parent Company during 2012 include an additional capital investment in United Bank of $2.5 million, salaries, payroll taxes, and employee benefits of $1.8 million, interest on borrowed funds of $1.4 million, and the payment of dividends on preferred stock of $1.1 million.

The Company's objective as it relates to liquidity is to ensure that its subsidiary banks have funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability. In order to maintain a proper level of liquidity, the subsidiary banks have several sources of funds available on a daily basis that can be used for liquidity purposes. For assets, those sources primarily include cash and due from banks, federal funds sold, and cash flow generated by the repayment of principal and interest on loans and investment securities. They also include liquid assets that are readily marketable or that can be pledged, or which mature in the near future. For liabilities, sources of funds primarily include the subsidiary banks' core deposits, FHLB and other borrowings, and federal funds purchased and securities sold under agreements to repurchase. While maturities and scheduled amortization of loans and investment securities are generally a predictable source of funds, deposit outflows and mortgage prepayments are influenced significantly by general interest rates, economic conditions, and competition in our local markets.

As of September 30, 2012, the Company had $212 million of additional borrowing capacity under various FHLB, federal funds, and other borrowing agreements. However, there is no guarantee that these sources of funds will continue to be available to the Company, or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in the Company’s liquidity from these sources. The Company’s borrowing capacity increased $25.0 million or 13.4% since year-end 2011 primarily as a result of additional borrowings available from the FHLB. This additional borrowing capacity resulted from improving credit metrics at one of the Company’s subsidiary banks. As such, the FHLB in the first quarter of 2012 updated the collateral pledging method of the subsidiary bank to blanket lien status from possession (delivery) status. Blanket lien status is the least restrictive collateral arrangement used by the FHLB. This status is generally assigned to lower risk institutions that pledge loan collateral related to their borrowings.

For the longer term, the Company’s liquidity position is managed by balancing the maturity structure of the balance sheet.  This process allows for an orderly flow of funds over an extended period of time.  The Company’s Asset and Liability Management Committee, both at the bank subsidiary level and on a consolidated basis, meets regularly and monitors the composition of the balance sheet to ensure comprehensive management of interest rate risk and liquidity.

Liquid assets consist of cash, cash equivalents, and available for sale investment securities.  At September 30, 2012, consolidated liquid assets were $711 million, an increase of $18.6 million or 2.7% from year-end 2011.  The increase in liquid assets is comprised of higher cash and cash equivalents of $15.9 million or 16.9% and higher available for sale investment securities of $2.7 million or .5%. Liquid assets remain elevated mainly as a result of the Company’s overall net funding position, which has been influenced by a strategy that included realigning the balance sheet and reducing its overall size while managing a high level of nonperforming assets. The overall funding position of the Company changes as loan demand, deposit levels, and other sources and uses of funds fluctuate. Liquid assets have also increased as the Company positions itself to repay $50.0 million in outstanding borrowings that mature during the fourth quarter related to the balance sheet leverage transaction initiated during 2007.

Net cash provided by operating activities was $22.4 million for the first nine months of 2012, relatively unchanged compared to $22.2 million for the same period of 2011. Net cash provided by investing activities was $37.3 million for 2012 compared to a net use of cash in 2011 of $61.2 million. The $98.6 million change is mainly related to investment securities and loan activity. For investment securities, the Company had net cash outflows in 2012 of $1.2 million, which represents a decrease of $133 million compared to net cash outflows of $134 million for 2011. Net cash outflows for investment securities represent purchases made during the period, net of proceeds from sales, maturities, and calls. Net purchases of investment securities were significantly higher in the prior year and correlate to a much steeper decrease in loans in 2011 along with investing excess cash into higher yielding investment securities. For loans, the Company had net principal collections of $31.1 million for 2012, a decrease of $35.1 million compared to $66.2 million for 2011. Net principal collections on loans have declined as the pace of net repayment activity between the periods has slowed.

Net cash used in financing activities was $43.8 million and $41.6 million for the first nine months of 2012 and 2011, respectively. This represents an increase of $2.1 million or 5.1%. Net cash used in financing activities increased in the comparison mainly due to deposit activity, which offset the impact related to borrowings. Net cash used related to deposit outflows were $31.1 million for 2012, an increase of $14.6 million compared to $16.5 million for 2011. This was partially offset by an overall decrease in net repayments on borrowed funds of $12.5 million in the comparison.

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

CAPITAL RESOURCES

Shareholders’ equity was $169 million at September 30, 2012 compared to $157 million at year-end 2011. This represents an increase of $11.6 million or 7.4% and is attributed mainly to net income and other comprehensive income of $9.5 million and $3.2 million, respectively, partially offset by dividends on preferred stock of $1.1 million. Other comprehensive income increased mainly due to a $2.9 million or 32.7% increase in the unrealized gain on available for sale investment securities (net of tax), which was driven by an overall decrease in the market interest rate environment since year-end 2011. As market interest rates decrease, the value of fixed rate investment securities generally increases.

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

On July 18, 2012, the Company repurchased the warrant issued to the Treasury at a mutually agreed upon price of $75 thousand. The repurchase of the warrant had no impact on the Company’s results of operations, although cash and shareholders’ equity declined by the amount of the purchase price. The Treasury has no remaining equity stake in the Company.

Although the Parent Company is under no directive by its regulators to raise any additional capital, the Company filed a registration statement on Form S-3 with the SEC that became effective on October 19, 2009. Currently, as part of that filing, equity securities of the Company of approximately one-third of the market value of Company common stock held by non-affiliates (which as of October 31, 2012 one-third of the market value of common stock held by non-affiliates would have equaled approximately $81.4 million) could be offered for sale by the Company in one or more public offerings at an appropriate time.  Similarly, the Company could also seek to offer for sale debt or equity securities in a private placement exempt from the registration requirements of the Securities Act of 1933. The Company periodically evaluates potential capital raising scenarios and could seek a securities offering in the future. However, no determination has been made as to if or when a capital raise will be completed. Net proceeds from a potential sale of securities could be used for any corporate purpose determined by the Company’s board of directors.

At September 30, 2012, the Company’s tangible capital ratio was 9.01%, up 79 basis points compared to 8.22% at year-end 2011. The tangible capital ratio is defined as tangible equity as a percentage of tangible assets and excludes intangible assets. Tangible common equity to tangible assets, which further excludes outstanding preferred stock, was 7.42% at September 30, 2012, an increase of 75 basis points compared to 6.67% at year-end 2011.

Consistent with the objective of operating a sound financial organization, the Company’s goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios and the regulatory minimums are as follows as of the dates indicated.

	September 30, 2012			December 31, 2011
	Tier 1 Risk-based Capital1	Total Risk-based Capital1	Tier 1 Leverage2	Tier 1 Risk-based Capital1	Total Risk-based Capital1	Tier 1 Leverage2
Consolidated	17.89%	19.15%	10.79%	16.68%	17.95%	9.99%

Farmers Bank 3	17.70	18.96	9.47	17.58	18.84	9.47
First Citizens	12.61	13.41	8.99	13.47	14.21	8.93
United Bank3	15.32	16.60	9.41	13.51	14.79	8.44
Citizens Northern3	12.84	14.09	9.01	12.24	13.49	8.48

Regulatory minimum	4.00	8.00	4.00	4.00	8.00	4.00
Well-capitalized status	6.00	10.00	5.00	6.00	10.00	5.00

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

3See Note 10 to the Company’s unaudited consolidated financial statements included as part of this Form 10-Q for minimum capital ratios required as part of the bank’s regulatory agreement.

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

There have been no changes to the regulatory agreements since year-end 2011. The Company believes that it is adequately addressing all issues included in the regulatory agreements. However, only the respective regulatory agencies can determine if compliance with the applicable regulatory agreements have been met. The Company believes it and its subsidiary banks are in compliance with the requirements identified in the regulatory agreements as of September 30, 2012. Regulators continue to monitor the Company’s progress and compliance with the agreements through periodic on-site examinations, regular communications, and quarterly data analysis. The results of these examinations and communications show satisfactory progress toward meeting the requirements included in the regulatory agreements.

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

At September 30, 2012, the model indicated that if rates were to gradually increase by 75 basis points during the remainder of the calendar year, then net interest income and net income would decrease .01% and increase .13%, respectively for the year ending December 31, 2012 when compared to the forecasted results for the most likely rate environment.  The model indicated that if rates were to gradually decrease by 75 basis points over the same period, then net interest income and net income would decrease .11% and .56%, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended September 30, 2012 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

As of September 30, 2012, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted.  Management, after discussion with legal counsel, believes that these actions are without merit and that the ultimate liability resulting from these legal actions and proceedings, if any, will not have a material effect upon the consolidated financial statements of the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

At various times, the Company’s Board of Directors has authorized the purchase of shares of the Company’s outstanding common stock. No stated expiration dates have been established under any of the previous authorizations. There were no Company shares purchased during the quarter ended September 30, 2012. There are 84,971 shares that may still be purchased under the various authorizations. However, the Company must be granted permission by the Federal Reserve Bank of St. Louis and the Kentucky Department of Financial Institutions before it can repurchase or redeem any of its outstanding common or preferred stock as a result of its regulatory agreement.

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

10.1	Employee Stock Purchase Plan of Farmers Capital Bank Corporation (incorporated by reference to Form S-8 effective June 24, 2004 (File No. 333-116801)).

10.2	Nonqualified Stock Option Plan of Farmers Capital Bank Corporation (incorporated by reference to Form S-8 effective September 8, 1998 (File No. 333-63037)).

31.1**	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	CEO & CFO Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***
The following financial information from Farmers Capital Bank Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholders’ Equity, and (vi) the Notes to the Consolidated Financial Statements.

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

Date:	November 7, 2012	/s/ Lloyd C. Hillard, Jr.
Lloyd C. Hillard, Jr.
President and CEO
(Principal Executive Officer)

Date:	November 7, 2012	/s/ Doug Carpenter
C. Douglas Carpenter
Executive Vice President, Secretary, and CFO
(Principal Financial and Accounting Officer)