Form 10-K
period 2012-12-31
FARMERS CAPITAL BANK CORP
filed 2013-03-08
CIK 713095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-14412

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

The aggregate market value of the registrant’s outstanding voting stock held by non-affiliates on June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was $44.8 million based on the closing price per share of the registrant’s common stock reported on the NASDAQ.

As of March 1, 2013 there were 7,469,813 shares of common stock outstanding.

Documents incorporated by reference:

Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2013 Annual Meeting of Shareholders are incorporated by reference into Part III.

An index of exhibits filed with this Form 10-K can be found on page 138.

FARMERS CAPITAL BANK CORPORATION
FORM 10-K

PART I

Item 1. Business

The disclosures set forth in this item are qualified by Item 1A (“Risk Factors”) beginning on page 24 and the section captioned “Forward-Looking Statements” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) beginning on page 42 of this report and other cautionary statements contained elsewhere in this report.

Organization
Farmers Capital Bank Corporation (the “Registrant,” “Company,” “we,” “us,” or “Parent Company”) is a bank holding company with four wholly-owned bank subsidiaries.  The Registrant was originally formed as a bank holding company under the Bank Holding Company Act of 1956, as amended, on October 28, 1982 under the laws of the Commonwealth of Kentucky (“Commonwealth”).  During 2000, the Federal Reserve Board (“Federal Reserve” or “FRB”) granted the Company financial holding company status. The Company withdrew its financial holding company election subsequent to the sale of KHL Holdings, LLC (“KHL Holdings”) during the third quarter of 2009. The Company’s subsidiaries provide a wide range of banking and bank-related services to customers throughout Central and Northern Kentucky.  The Company’s four bank subsidiaries include Farmers Bank & Capital Trust Company ("Farmers Bank"), Frankfort, Kentucky; United Bank & Trust Company ("United Bank"), Versailles, Kentucky; First Citizens Bank (“First Citizens”), Elizabethtown, Kentucky; and Citizens Bank of Northern Kentucky, Inc. (“Citizens Northern”), Newport, Kentucky. The Lawrenceburg Bank and Trust Company ("Lawrenceburg Bank"), Lawrenceburg, Kentucky, which previously was a separate bank subsidiary of the Parent Company, was merged into Farmers Bank during the second quarter of 2010.

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

While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis.   Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable segment.  As of December 31, 2012, the Company had $1.8 billion in consolidated assets.

Organization Chart
Subsidiaries of Farmers Capital Bank Corporation at December 31, 2012 are indicated in the table that follows. Percentages reflect the ownership interest held by the parent company of each of the subsidiaries. Tier 2 subsidiaries are direct subsidiaries of Farmers Capital Bank Corporation. Tier 3 subsidiaries are direct subsidiaries of the Tier 2 subsidiary listed immediately above them. Tier 4 subsidiaries are direct subsidiaries of the Tier 3 subsidiary listed immediately above them. Tier 5 subsidiaries are direct subsidiaries of the Tier 4 subsidiary listed immediately above them.

Tier	Entity
1	Farmers Capital Bank Corporation, Frankfort, KY (Parent Company)

2	United Bank & Trust Company, Versailles, KY 100%
3	EGT Properties, Inc., Georgetown, KY 100%
4	WCO, LLC, Versailles, KY 6.6%
4	NUBT Properties, LLC, Georgetown, KY 83%
5	Flowing Creek Realty, LLC, Bloomfield, IN 67%

2	Farmers Bank & Capital Trust Company, Frankfort, KY 100%
3	Farmers Bank Realty Co., Frankfort, KY 100%
3	Leasing One Corporation, Frankfort, KY 100%
3	EG Properties, Inc., Frankfort, KY 100%
4	WCO, LLC, Versailles, KY 93.4%
3	FORE Realty, LLC, Frankfort, KY 100%
3	Austin Park Apartments, LTD, Frankfort, KY 99%
3	Frankfort Apartments II, LTD, Frankfort, KY 99.9%
3	St. Clair Properties, LLC, Frankfort, KY 95%
3	Farmers Capital Insurance Corporation, Frankfort, KY 100%
4	Farmers Fidelity Insurance Agency, LLP, Lexington, KY 50%

2	First Citizens Bank, Elizabethtown, KY 100%
3	HBJ Properties, LLC, Elizabethtown, KY 100%

2	Citizens Bank of Northern Kentucky, Inc., Newport, KY 100%
3	ENKY Properties, Inc., Newport, KY 100%
4	NUBT Properties, LLC, Georgetown, KY 17%
5	Flowing Creek Realty, LLC, Bloomfield, IN 67%

2	FCB Services, Inc., Frankfort, KY 100%

2	FFKT Insurance Services, Inc., Frankfort, KY 100%

2	Farmers Capital Bank Trust I, Frankfort, KY 100%

2	Farmers Capital Bank Trust II, Frankfort, KY 100%

2	Farmers Capital Bank Trust III, Frankfort, KY 100%

2	EKT Properties, Inc. Frankfort, KY 100%

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

Until mid-2011, Farmers Bank had served as the general depository for the Commonwealth for more than 70 years. The Company learned in the first quarter of 2011 that the Commonwealth awarded its general depository services contract to a large multi-national bank. Farmers Bank held the previous contract which had an original termination date of June 30, 2011, but was extended through December 2011 in order for the Company to continue providing service and assistance during the transition process. An additional extension to June 2012 was made between the two parties during the fourth quarter of 2011. Transaction volumes have decreased significantly since the expiration of the original contract on June 30, 2011. The impact of not retaining the general depository services contract of the Commonwealth did not have a material effect on the Company’s consolidated results of operations, overall liquidity, or net cash flows, although gross cash flows such as for cash on hand, deposits outstanding, and short-term borrowings have decreased. Farmers Bank continues to provide investment and other services to the Commonwealth.

Farmers Bank is the largest bank operating in Franklin County based on total bank deposits in the county.  It conducts business at its principal office and four branches in Frankfort, the capital of Kentucky, as well as two branches in Anderson County, Kentucky, and one branch each in Mercer County, Kentucky and Boyle County, Kentucky.  The market served by Farmers Bank is diverse, and includes government, commerce, finance, industry, medicine, education, and agriculture.  The bank serves many individuals and corporations throughout Central Kentucky.  On December 31, 2012, it had total consolidated assets of $699 million, including loans net of unearned income of $338 million.  On the same date, total deposits were $559 million and shareholders' equity totaled $73.4 million.

On October 23, 2009, the Company announced that it was in the preliminary stages of merging Lawrenceburg Bank into Farmers Bank.  The Company applied for regulatory approval for the merger in the first quarter of 2010 and the merger was effective during the second quarter of 2010.

Farmers Bank had eight active direct subsidiaries at year-end 2012:  Farmers Bank Realty Co. ("Farmers Realty"), Leasing One Corporation ("Leasing One"), Farmers Capital Insurance Corporation (“Farmers Insurance”), EG Properties, Inc. (“EG Properties”), FORE Realty, LLC (“FORE Realty”), St. Clair Properties, LLC (“St. Clair Properties”), Austin Park Apartments, LTD (“Austin Park”), and Frankfort Apartments II, LTD (“Frankfort Apartments”).

Farmers Realty was incorporated in 1978 for the purpose of owning certain real estate used by the Company and Farmers Bank in the ordinary course of business.  Farmers Realty had total assets of $3.7 million on December 31, 2012.

Leasing One was incorporated in August 1993 to operate as a commercial equipment leasing company. At year-end 2012, it had total assets of $7.4 million, including leases net of unearned income of $1.5 million. During 2010, the board of directors of Leasing One reduced the staff and curtailed new lending.  Servicing existing leases and terming out residuals are the extent of its ongoing activity at the present time.

Farmers Insurance was organized in 1988 to engage in insurance activities permitted to the Company under federal and state law.  Farmers Bank capitalized this corporation in December 1998.   Farmers Insurance acts as an agent for Stewart Title Guaranty Company.  At year-end 2012, it had total assets of $565 thousand.  Farmers Insurance holds a 50% interest in Farmers Fidelity Insurance Agency, LLP (“Farmers Fidelity”).  The Creech & Stafford Insurance Agency, Inc., an otherwise unrelated party to the Company, also holds a 50% interest in Farmers Fidelity. Farmers Fidelity is a direct writer of property and casualty coverage, both individual and commercial.

In November 2002, Farmers Bank incorporated EG Properties.  EG Properties is involved in real estate management and liquidation for certain properties repossessed by Farmers Bank.  EG Properties holds a 93.4% interest in WCO, LLC

(“WCO”), which was formed during 2012 to hold certain real estate that has been repossessed by Farmers Bank and United Bank. EG Properties had total assets of $19.5 million at year-end 2012.

In July 2008, Farmers Bank incorporated FA Properties which, prior to its dissolution during the fourth quarter of 2011, owned automobiles that were used by the Company and Farmers Bank in the ordinary course of business. FORE Realty and LORE Realty were organized in December 2009 and February 2010, respectively, for the purpose of managing and liquidating certain other properties repossessed by Farmers Bank. At year-end 2012, FORE Realty had total assets of $600 thousand; LORE Realty was dissolved effective January 1, 2011.

Farmers Bank is a limited partner in Austin Park and Frankfort Apartments, two low income housing tax credit partnerships located in Frankfort, Kentucky.  These investments provide for federal income tax credits to the Company.  In December 2009, Farmers Bank became a limited partner in St. Clair Properties. The objective of St. Clair Properties is to restore and preserve certain qualifying historic structures in Frankfort for which the Company receives federal and state tax credits. Farmers Bank’s cumulative share of losses from the three partnerships at year-end 2012 has exceeded the amount invested by an aggregate amount of $54 thousand.

Lawrenceburg Bank
On June 28, 1985, the Company acquired Lawrenceburg Bank, a state chartered bank originally organized in 1885 in Anderson County. As mentioned above, Lawrenceburg Bank was merged into Farmers Bank during the second quarter of 2010. Based on deposits at its Anderson County locations, Farmers Bank has the largest market presence in Anderson County.

United Bank
On February 15, 1985, the Company acquired United Bank, a state chartered bank originally organized in 1880.  It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers.  On November 1, 2008, the Company merged Farmers Bank & Trust Company (“Farmers Georgetown”) and Citizens Bank of Jessamine County (“Citizens Jessamine”) into United Bank. Each of these three banks was previously a wholly-owned subsidiary of the Company. United Bank conducts business in its principal office and two branches in Woodford County, Kentucky, four branches in Scott County, Kentucky, two branches in Fayette County, Kentucky, and four branches in Jessamine County, Kentucky.  Based on total bank deposits in Woodford County, United Bank is the largest bank operating in Woodford County. On December 31, 2012, United Bank had total consolidated assets of $540 million, including loans net of unearned income of $296 million. On the same date, total deposits were $405 million and shareholders’ equity was $60.4 million.

United Bank had one direct subsidiary during 2012, EGT Properties, Inc. (“EGT Properties”). EGT Properties was created in March 2008 and is involved in real estate management and liquidation for certain repossessed properties of United Bank.  In addition, EGT Properties holds an 83% interest in NUBT Properties, LLC (“NUBT”), the parent company of Flowing Creek Realty, LLC (“Flowing Creek”). Flowing Creek holds certain real estate that has been repossessed by United Bank and Citizens Northern along with parties unrelated to the Company. NUBT holds a 67% interest in Flowing Creek and unrelated financial institutions hold the remaining 33% interest. EGT Properties had total assets of $31.0 million at year-end 2012.

Farmers Georgetown
On June 30, 1986, the Company acquired Farmers Georgetown, a state chartered bank originally organized in 1850 located in Scott County, Kentucky. On November 1, 2008, the Company merged Farmers Georgetown into United Bank. Based on deposits at its Scott County locations, United Bank has the largest market presence in Scott County.

Citizens Jessamine
On October 1, 2006, the Company acquired Citizens National Bancshares (“Citizens Bancshares”), the former one-bank holding company of Citizens Jessamine. Citizens Bancshares was subsequently merged into the Company, leaving Citizens Jessamine as a direct subsidiary of the Company. Citizens Jessamine, organized in 1996 as a national charter bank located in Jessamine County, Kentucky, was merged into United Bank on November 1, 2008.  Based on deposits at its Jessamine County locations, United Bank has the second largest market presence in Jessamine County.

First Citizens
On March 31, 1986, the Company acquired First Citizens, a state chartered bank originally organized in 1964.  It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. It conducts business at its main office and three branches in Hardin County, Kentucky along with two branch offices in Bullitt County, Kentucky. First Citizens incorporated HBJ Properties, LLC (“HBJ Properties”) during 2012 to hold, manage, and liquidate certain properties repossessed by First Citizens. HBJ Properties had total assets of $4.4 million at year-end 2012.

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

Based on total bank deposits in Hardin County, First Citizens ranks fourth in size compared to all banks operating in Hardin County.  On December 31, 2012, First Citizens had total consolidated assets of $310 million, including loans net of unearned income of $203 million. On the same date, total deposits were $268 million and shareholders’ equity was $30.1 million.

Citizens Northern
On December 6, 2005, the Company acquired Citizens Bancorp in Newport, Kentucky.  Citizens Bancorp was subsequently merged into Citizens Acquisition, a former bank holding company subsidiary of the Company. During January 2007, Citizens Acquisition was merged into the Company, leaving Citizens Northern as a direct subsidiary of the Company. Citizens Northern is a state chartered bank organized in 1993 and is engaged in a general banking business providing full service banking to individuals, businesses, and governmental customers.  It conducts business in its principal office in Newport and four branches in Campbell County, Kentucky, one branch in Boone County, Kentucky and two branches in Kenton County, Kentucky. Based on total bank deposits in Campbell County, Citizens Northern ranks fourth in size compared to all banks operating in Campbell County.  At year-end 2012, Citizens Northern had total consolidated assets of $251 million, including loans net of unearned income of $168 million. On the same date, total deposits were $251 million and shareholders’ equity was $24.6 million.

In March 2008, Citizens Northern incorporated ENKY Properties, Inc. (“ENKY”). ENKY was established to manage and liquidate certain real estate properties repossessed by Citizens Northern. ENKY also holds a 17% interest in NUBT, the parent company of Flowing Creek. Flowing Creek holds real estate that has been repossessed by Citizens Northern and United Bank along with parties unrelated to the Company. NUBT holds a 67% interest in Flowing Creek and unrelated financial institutions hold the remaining 33% interest. ENKY had total assets of $5.0 million at year-end 2012.

Nonbank Subsidiaries
FCB Services, organized in 1992, provides data processing services and support for the Company and its subsidiaries.  It is located in Frankfort, Kentucky. It also performs data processing services for nonaffiliated entities.  FCB Services had total assets of $4.2 million at December 31, 2012.

Kentucky General was incorporated in November 2004 and previously held a 50% voting interest in KHL Holdings prior to its sale during the third quarter of 2009.  KHL Holdings owned a 100% interest in KHL Insurance that it acquired in 2005. KHL Insurance was a writer of credit life and health insurance in Kentucky. Kentucky General was dissolved during 2010.

EKT was created in September 2008 to manage and liquidate certain real estate properties repossessed by the Company’s subsidiary banks. On December 31, 2012, EKT had total assets of $3.2 million.

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

FFKT Insurance was incorporated during 2005. It is a captive property and casualty insurance company insuring primarily deductible exposures and uncovered liability related to properties of the Company. FFKT Insurance had total assets of $2.9 million at December 31, 2012.

Lending Summary
A significant part of the Company’s operating activities include originating loans, approximately 89% of which are secured by real estate at December 31, 2012.  Real estate lending primarily includes loans secured by owner and non-owner occupied one-to-four family residential properties as well as commercial real estate mortgage loans to developers and owners of other commercial real estate.  Real estate lending primarily includes both variable and adjustable rate products.  Loan rates on variable rate loans generally adjust upward or downward immediately based on changes in the loan’s index, normally prime rate as published by the Wall Street Journal.  Rates on adjustable rate loans move upward or downward after an initial fixed term of normally one, three, or five years. Rate adjustments on adjustable rate loans are made annually after the initial fixed term expires and are indexed mainly to shorter-term Treasury indexes.  Generally, variable and adjustable rate loans contain provisions that cap the amount of interest rate increases of up to 600 basis points and rate decreases of up to 100 basis points over the life of the loan. Over the past year, it has been increasingly common for the Company to set the floor equal to the initial rate without further downward adjustments. In addition to the lifetime caps and floors on rate adjustments, loans secured by residential real estate typically contain provisions that limit annual increases at a maximum of 100 basis points. There is typically no annual limit applied to loans secured by commercial real estate.

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

Commercial lending and real estate construction lending, including commercial leasing, generally includes a higher degree of credit risk than other loans, such as residential mortgage loans.  Commercial loans, like other loans, are evaluated at the time of approval to determine the adequacy of repayment sources and collateral requirements.  Collateral requirements vary to some degree among borrowers and depend on the borrower’s financial strength, the terms and amount of the loan, and collateral available to secure the loan.  Credit risk results from the decreased ability or willingness to pay by a borrower.  Credit risk also results when a liquidation of collateral occurs and there is a shortfall in collateral value as compared to a loan’s outstanding balance.  For construction loans, inaccurate initial estimates of a project’s costs or the property’s completed value could weaken the Company’s position and lead to the property having a value that is insufficient to satisfy full payment of the amount of funds advanced for the property.  Secured and unsecured direct consumer lending generally is made for automobiles, boats, and other motor vehicles.  The Company does not presently engage in indirect consumer lending. Credit card lending is limited to one affiliate and is considered nominal risk exposure due to extremely low volume. In most cases loans are restricted to the subsidiaries' general market area.

Loan Policy
The Company has a company-wide lending policy in place that is amended and approved from time to time as needed to reflect current economic conditions, law and regulatory changes, and product offerings in its markets.  The policy has established minimum standards that each of its bank subsidiaries must adopt. Additionally, the policy is subject to amendment based on positive and negative trends observed within the lending portfolio as a whole.  As an example, the loan to value limits and amortization terms contained within the policy were reduced during 2009 due to the declining economy and related real estate market decline.  While new appraisals now reflect that decline, appraisal reviews and downward adjustments are a continuing area of focus to reduce credit risk.  The lending policy is evaluated for underwriting criteria by the Company’s internal audit department in its loan review capacity as well as by the Company’s Chief Credit Officer and its regulatory authorities.  Suggested revisions from these groups are taken into account, analyzed, and implemented by management where improvements are warranted.

The Company’s subsidiary banks may amend their lending policy so long as the amendment is no less stringent than the company-wide lending policy. These amendments are done within the control structure and oversight of the parent company.  The Company’s board of directors approved a recommendation from management during 2009 to create the position of Chief Credit Officer.  This position oversees all lending at affiliate institutions where the size and risk of individual credits are deemed significant to the Company.  The Chief Credit Officer also monitors trends in asset quality, portfolio composition, concentrations of credit, reports of examinations, internal audit reports, work-out strategies for large credits, and other responsibilities as matters evolve.

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

Generally, for loans in excess of $2.5 million, the subsidiaries bank’s full board of directors will be presented with the loan request. This only occurs when the potential credit has first been recommended by the loan officer and chief credit officer of the subsidiary bank, and then by the directors’ loan committee and the Chief Credit Officer.  When loan requests are within policy guidelines and the amount requested is within their lending authority, lenders are permitted to approve and close the transaction.  A review of the loan file and documentation takes place within 30 days to ensure policy and procedures are being followed.  Approval authorities are under regular review for adjustment by affiliate management and the Parent Company.  Loan requests outside of standard policy may be made on a case by case basis when justified, documented, and approved by either the board of directors of the subsidiary bank, committee, or other authorized person as determined by the size of the transaction. Procedures are in place that requires ongoing monitoring subsequent to loan approval. For example, updated financial statements are required periodically for certain types of credits and risk ratings are re-evaluated at least annually for credit relationships in excess of $500 thousand, which includes analyzing updated cash flows and loan to value ratios.

Underwriting
Underwriting criteria for all types of loans are prescribed within the lending policy.

Residential Real Estate
Residential real estate mortgage lending made up 37% of the loan portfolio at year-end 2012.  Underwriting criteria and procedures for residential real estate mortgage loans include:

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

Commercial Real Estate
Commercial real estate lending made up 42% of the loan portfolio at year-end 2012. Commercial real estate lending underwriting criteria is documented in the lending policy and includes loans secured by office buildings, retail stores, warehouses, hotels, and other commercial properties. Underwriting criteria and procedures for commercial real estate loans include:

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

•	Cash flows from the project financed and global cash flow of the principals and their entities must produce a minimum debt coverage ratio of 1.25:1;
•	Past experience of the customer with the bank;
•	Experience of the investor in commercial real estate;
•	Tangible net worth analysis;
•	Interest rate shocks for variable rate loans;
•	General and local commercial real estate conditions;
•	Alternative uses of the security in the event of a default;
•	Thorough analysis of appraisals;
•	References and resumes are procured for background knowledge of the principals/guarantors;
•	Credit enhancements are utilized when necessary and/or desirable such as assignments of life insurance and the use of guarantors and firm take-out commitments;
•	Frequent financial reporting is required for income generating real estate such as: rent rolls, tenant listings, average daily rates and occupancy rates for hotels;
•	Commercial real estate loans are made with amortization terms not to exceed 20 years; and
•	For lending arrangements determined to be more complex, loan agreements with financial and collateral representations and warranties are employed to ensure the ongoing viability of the borrower.

Real Estate Construction
The Company’s real estate construction lending has declined over the last several years due to recent economic conditions. Where the Company’s markets continue to demonstrate demand, construction lending continues with close monitoring of the borrower and the local economy. At year-end 2012, real estate construction lending comprised approximately 10% of the total loan portfolio.

Real estate construction lending underwriting criteria is documented in the lending policy and includes loans to individuals for home construction, loans to businesses primarily for the construction of owner-occupied commercial real estate, and for land development activities. Underwriting criteria and procedures for such lending include:

•	20% capital injection from the applicant (loan to value ratio not to exceed 80%);
•	25% capital injection for land acquisition for development (loan to value ratio not to exceed 75%);
•	Pre-sell, pre-lease, and take-out commitments are procured and evaluated/verified;
•	Draw requests require documentation of expenses;
•	On site progress inspections are completed to protect the lending bank affiliate;
•	Control procedures are in place to minimize risk on construction projects such as conducting lien searches and requiring affidavits;
•	Lender on site visits and periodic financial discussions with owners/operators; and
•	Real estate construction loans are made for terms not to exceed 12 months and 18 months for residential and commercial purposes, respectively.

Commercial, Financial, and Agriculture
Commercial, financial, and agriculture lending underwriting criteria is documented in the lending policy and includes loans to small and medium sized businesses secured by business assets, loans to financial institutions, and loans to farmers and for the production of agriculture. At year-end 2012, these loans made up approximately 9% of the total loan portfolio Underwriting criteria and procedures for such loans are detailed below.

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

Loans to financial institutions are generally secured by the capital stock of the financial institution with a loan to value ratio not to exceed 60% and repayment terms not exceeding 10 years. Capital stock values of non-public companies are determined by common metrics such as a multiple of tangible book value or by obtaining third party estimates. Financial covenants are also obtained that require the borrower to maintain certain levels of asset quality, capital adequacy, liquidity, profitability, and regulatory compliance. At year-end 2012, loans to financial institutions were $12.9 million.

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

Installment Loans
Installment lending is a small component of the Company’s portfolio mix, reflecting less than 2% of outstanding loans at year-end 2012. These loans predominantly are direct loans to established bank customers and primarily include the financing of automobiles, boats, and other consumer goods. The character, capacity, collateral, and conditions are evaluated using policy restraints. Installment loans are made for terms of up to 5 years.

Installment lending underwriting criteria and procedures for such financing include:

•	Required financial statement of the applicant for loans in excess of $20,000;
•	Past experience of the customer with the bank and other creditors of the applicant;
•	Monthly debt payments of the borrower to gross monthly income should not exceed 45% with stable employment;
•	Secured and unsecured loans are made with a definite repayment plan which coincides with the purpose of the loan;
•	Borrower’s unsecured debt must not exceed 25% of the borrower’s net worth; and
•	Verification of borrower’s credit and income.

Lease Financing
Lease financing is a small component of the Company’s portfolio, representing less than 1% of outstanding loans at year-end 2012.  Lease receivables are generally obtained through indirect sources such as equipment brokers and dealers.  The board of directors of the Company’s Leasing One subsidiary has reduced the staff and curtailed new leasing transactions for the foreseeable future.  Servicing existing leases and terming out residuals are the extent of its ongoing activity at the present time.

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

Appraisals
The values of real estate in the Company’s markets are beginning to stabilize, but overall levels have generally declined during the economic downturn which accelerated in 2008. Net loan charge-offs have been negatively impacted in recent years by slower sales and excess inventory related to loans secured by real estate. The slower sales and excess inventory has decreased the cash flow and financial prospects of many borrowers, particularly those in the real estate development and related industries, and reduced the estimated fair value of the collateral securing these loans.

The Company uses independent third party state certified or licensed appraisers. These appraisers take into account local market conditions when preparing their estimate of a properties fair value. The Company evaluates appraisals it receives from independent third parties subsequent to the appraisal date by monitoring transactions in its markets and comparing them to its other projects that are similar in nature. The Company’s internal audit department reviews appraisals on a test basis to determine that assumptions used in appraisals remain valid and are not stale. New appraisals are obtained if market conditions significantly impact collateral values for those loans that are identified as impaired. Internal audit reviews appraisals related to all of the Company’s impaired loans and repossessed properties at least annually.

The Company considers appraisals it receives on one property as a means to extrapolate the estimated value for other collateral of similar characteristics if that property may not otherwise have a need for an appraisal. Should a borrower’s financial condition continue to deteriorate, an updated appraisal on that specific collateral will be obtained.

Appraisals obtained for construction and development lending purposes are performed by state licensed or state certified appraisers who are credentialed and on the Company’s approved list.  Plans and specifications are provided to the appraiser by bank personnel not directly involved in the credit approval process.  The appraisals conform to the standards of appraisal practices established by the Appraisal Standards Board in effect at the time of the appraisal. This includes net present value accounting for construction and development loans on an “as completed” and “as is” basis.

Appraisal reviews are conducted internally by bank personnel familiar with the local market and who are not directly involved in the credit approval process and externally by state licensed and certified appraisers.  Bank personnel do not increase the valuation from the appraisal but may, in some instances, make a reduction. Upon completion, a follow up site visit by the appraiser is completed to verify the property was improved in accordance with the original plans and specifications and recertify, if appropriate, the original estimate of “as completed” market value.  Circumstances where management may make adjustments to appraisals include the following:

As discussed above, construction and development appraisals are on an “as completed” basis.  If work remains to be completed on a financed project, management will reduce the estimated value in the appraisal by the estimated cost to complete the work and, if required by the loan balance, establish reserves allocated to the loan or write down the loan based on the need to complete such work.

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

Certain appraisals such as for subdivision development and for other projects expected to take over one year to liquidate, are required to include estimated costs to sell. For others, management adjusts the appraised value by the estimated selling costs when they are either absent or not required. Additional reserves or direct write downs are made to the loan to reflect these adjustments.

Loan to value ratios are typically well under 100% at inception, which gives the Company a cushion as collateral values fall.  However, when updated appraisals reveal collateral exposure (i.e. the value of the collateral for a nonperforming loan is less than originally estimated and no longer supports the outstanding loan amount), negotiations ensue with the borrower aimed at providing additional collateral support for the credit.  This may be in many forms as determined by the financial holdings of the borrower.  If not available, third party support for the credit is pursued (e.g., guarantors or equity investors).  If negotiations fail to provide additional adequate collateral support, reserves are allocated to the loan or the loan is written down to the fair value of the collateral less the estimated costs to sell.

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

The carrying value of a downgraded loan or nonperforming asset wherein the underlying collateral is an incomplete project is based on an updated appraisal at the “as is” value.  The current appraisal is a compilation of the most recent sales available and therefore includes the risk premium established by market conditions.  When the comparable sales are not deemed to be reliable or the adjustments are not satisfactory, management will make appropriate adjustments to the fair value which includes a risk premium (discount) deducted using the discounted cash flow framework.  The reserve or write down is expended upon completion of the appraisal and other relevant information assessment.

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

As a result of the overall decline in the real estate market during the last several years, the Company has been less active in construction and development lending and the use of the interest reserves. For present and future construction and development loan requests, borrowers must show sufficient cash reserves and significant excess cash flow from all sources in addition to other underwriting criteria measures.  The projects viability is a major consideration as well, along with the probability of its stabilization and/or sale. Due to the general lack of risk appropriate opportunities currently in our markets combined with our low desire for this segment of the lending portfolio, interest reserves are not commonplace.

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

Supervisory Authorities
The Company is a bank holding company, registered with and regulated by the Federal Reserve. All four of its subsidiary banks are Kentucky state-chartered banks. Two of the Company’s subsidiary banks are members of their regional Federal Reserve Bank. The Company and its subsidiary banks are subject to supervision, regulation and examination by the Federal Reserve, Federal Deposit Insurance Corporation (“FDIC”) and the Kentucky Department of Financial Institutions (“KDFI”). The regulatory authorities routinely examine the Company and its subsidiary banks to monitor their compliance with laws and regulations, financial condition, adequacy of capital and reserves, quality and documentation of loans, payment of dividends, adequacy of systems and controls, credit underwriting and asset liability management, and the establishment of branches. The Company and its subsidiary banks are required to file regular reports with the FRB, the FDIC and the KDFI, as applicable.

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

In December 2010, the Basel Committee on Banking Supervision issued final rules related to global regulatory standards on bank capital adequacy and liquidity (commonly referred to as “Basel III”) previously agreed on by the Group of Governors and Heads of Supervision (the oversight body of the Basel Committee).  The new rules present details of the Basel III framework, which includes increased capital requirements and limits the types of instruments that can be included in Tier 1 capital. U.S. federal banking agencies issued proposed rules during 2012 seeking to implement Basel III standards effective January 1, 2013. Due to the nature and volume of comments received on the proposed rules, the federal banking agencies announced that the proposed rules would not become effective on the date proposed. There has been no indication of an alternative effective date by the agencies. As such, the dates and phase-in periods of the Basel III framework discussed below will change. Final rules could change significantly from the proposed rules.

Basel III includes the following provisions: (i) that the minimum ratio of common equity to risk-weighted assets be increased to 4.5% from the current level of 2%, to be fully phased in by January 1, 2015, and (ii) that the minimum requirement for the Tier 1 Risk-based capital ratio will be increased from 4% to 6%, to be fully phased in by January 1, 2015. The new minimums were initially set to be phased in starting January 1, 2013.

Basel III also includes a “capital conservation buffer” requiring banking organizations to maintain an additional 2.5% of Tier 1 common equity to total risk-weighted assets in addition to the minimum requirement. This requirement was initially set to be phased in between January 1, 2016 and January 1, 2019. The capital conservation buffer is designed to absorb losses in periods of financial and economic distress and, while banks are allowed to draw on the buffer during periods of stress, if a bank’s regulatory capital ratios approach the minimum requirement, the bank will be subject to more stringent constraints on dividends and bonuses. In addition, Basel III includes a countercyclical buffer of up to 2.5%, which could be imposed by countries to address economies that appear to be building excessive system-wide risks due to rapid growth.

To constrain the build-up of excess leverage in the banking system, Basel III introduces a new non-risk-based leverage ratio. A minimum Tier 1 Leverage ratio of 3% was initially to be tested during a parallel run period between January 1, 2013 and January 1, 2017 with any final adjustments carried out in the first half of 2017 based on the results of the parallel run.

As discussed above, regulatory agencies in the U.S. have yet to adopt final rules for implementing Basel III. Further regulations and guidelines issued by banking regulators may significantly differ from current proposals. The regulatory agencies’ current proposal, if adopted, could have a material negative impact on the Company’s level of capital. In addition to the overall higher levels of required capital, the proposed rules would phase out the inclusion of trust preferred securities from the Company’s regulatory capital base. Unrealized holding gains and losses related to available for sale securities would be included as a component of capital under the current proposal, which could lead to high degree of volatility in regulatory capital calculations. Other significant requirements included in the proposal relate to higher risk-weighting of assets, particularly of loans, which would result in lower capital ratios.

Basel III also includes two separate standards for supervising liquidity risks which include: (i) a “liquidity coverage ratio” designed to ensure that banks have a sufficient amount of high-quality liquid assets to survive a significant liquidity stress scenario over a 30-day period, (ii) a “net stable funding ratio” designed to promote more medium and long-term funding of the assets and activities of banks over a one-year time horizon. The liquidity coverage ratio was initially set to become effective on January 1, 2015. The revised net stable funding ratio was to become effective January 1, 2018.

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

Deposit Insurance
Each of the Company’s subsidiary banks are members of the FDIC, and their deposits are insured by the FDIC’s Deposit Insurance Fund (“DIF”) up to the amount permitted by law. The Company’s subsidiary banks are thus subject to quarterly FDIC deposit insurance assessments. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating.

In February 2009, the FDIC adopted a long-term DIF restoration plan as well as an additional emergency assessment for 2009. The restoration plan increased base assessment rates for banks in all risk categories with the goal of raising the DIF reserve ratio from its then-current .40% to its statutorily mandated minimum of 1.15% within eight years (as amended). Beginning April 1, 2009, the FDIC established a bank’s initial base assessment rate ranging between 12 and 45 basis points, depending on the banks risk category. The initial base assessment rate was then adjusted higher or lower to obtain the total base assessment rate. Adjustments to the initial base assessment rate were based on a bank’s level of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate ranged between 7 and 77.5 basis points and applied to a bank’s assessable deposits when computing the FDIC insurance assessment amount.

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

In addition to the FDIC’s special assessment for 2009, the FDIC in November 2009 approved a final rule requiring banks to prepay their estimated quarterly assessments for the fourth quarter of 2009 as well as all of 2010, 2011, and 2012 on December 30, 2009. The prepayment was adopted by the FDIC in lieu of an additional special assessment as summarized in the preceding paragraph. The assessment rate used for all periods covered in the prepayment plan was the bank’s assessment rate in effect as of September 30, 2009, increased by 3 basis points for all of 2011 and 2012. The prepayment was based on a bank’s regular assessment base (total domestic deposits) as of September 30, 2009, with a quarterly increase of an estimated 5% annual growth rate through the end of 2012. The prepaid assessment is applied against actual future quarterly assessments until exhausted.  Any funds remaining after June 30, 2013 will be returned to the institution.  Requiring this prepaid assessment does not limit the FDIC from changing assessment rates or from further revising the risk-based assessment system. The Company paid $8.2 million on December 30, 2009 related to this assessment. Prepaid FDIC insurance assessments were $2.6 million on December 31, 2012 and included in other assets on the Company’s balance sheet.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) required changes to a number of components of the FDIC insurance assessment that was effective April 1, 2011. The Dodd-Frank Act required the FDIC to adopt a new DIF restoration plan to ensure that the reserve ratio increases to 1.35% from 1.15% of insured deposits by 2020. Under the restoration plan, the FDIC dropped the uniform three-basis point increase in initial assessment rates that was scheduled to take place on January 1, 2011 and adopted new regulations that redefined the assessment base as average consolidated assets less average tangible equity during the assessment period.  Since the new assessment base resulted in a larger overall base when compared to the domestic deposits base methodology, overall assessments rates have been lowered and the secured liability adjustment has been eliminated from the rate calculation in an attempt to make the new assessments revenue neutral. The new regulations retain the risk category system for depository institutions with less than $10 billion in assets. Under this system, each institution is assigned to one of four risk categories based upon the institution’s capital and supervisory evaluation. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, increase or decrease assessment rates. In establishing assessments, the FDIC is required to offset the effect of the higher reserve ratio against insured depository institutions with total consolidated assets of less than $10 billion.

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

During the fourth quarter of 2010, the FDIC issued a final rule implementing provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for noninterest-bearing transaction accounts, which became effective on December 31, 2010 and expired on December 31, 2012. The Dodd-Frank Act also permanently increased the maximum deposit insurance amount available for depositors from $100 thousand to $250 thousand. This coverage is in addition to, and separate from, the temporary unlimited coverage for noninterest-bearing transaction accounts that expired at year-end 2012.

Other Statutes and Regulations
The Company and its subsidiary banks are subject to numerous other statutes and regulations affecting their activities. Some of the more important are:

Anti-Money Laundering. Financial institutions are required to establish anti-money laundering programs that must include the development of internal policies, procedures, and controls; the designation of a compliance officer; an ongoing employee training program; and an independent audit function to test the performance of the programs. The Company and its subsidiary banks are also subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers.  Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships in order to guard against money laundering and to report any suspicious transactions. Recent laws provide law enforcement authorities with increased access to financial information maintained by banks.

Sections 23A and 23B of the Federal Reserve Act. The Company’s subsidiary banks are limited in their ability to lend funds or engage in transactions with the Company or other nonbank affiliates of the Company, and all transactions must be on an arm’s-length basis and on terms at least as favorable to the subsidiary bank as prevailing at the time for transactions with unaffiliated companies.

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

The Company’s outstanding Series A preferred stock was issued under the Capital Purchase Program (“CPP”) during the first quarter of 2009 and includes restrictions on the Company’s ability to pay dividends to its common shareholders. The

Company is unable to declare dividend payments on shares of its common stock if it is in arrears on the dividends on its Series A preferred stock.

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

Emergency Economic Stabilization Act of 2008 (“EESA”). EESA was signed into law on October 3, 2008 as a measure to stabilize and provide liquidity to the U.S. financial markets. Under EESA, the Troubled Asset Relief Program (“TARP”) was created. TARP granted the U.S. Treasury (“Treasury”) authority to, among other things, invest in financial institutions and purchase troubled assets in an aggregate amount up to $700 billion.

In connection with TARP, the CPP was launched on October 14, 2008. Under the CPP, the Treasury announced a plan to use up to $250 billion of TARP funds to purchase equity stakes in certain eligible financial institutions, including the Company. The Company received $30.0 million of equity capital under the CPP in January 2009. In the transaction, the Company issued 30 thousand shares of fixed-rate cumulative perpetual preferred stock to the Treasury. The Company must pay a 5% cumulative dividend during the first five years the preferred shares are outstanding, resetting to 9% thereafter if not redeemed, and includes certain restrictions on dividend payments of lower ranking equity.

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

As required by the CPP, the Company also issued a warrant to the Treasury to purchase common shares equal to 15% of the value of the preferred stock, with the number of shares underlying the warrant and exercise price determined based on the 20-day average closing price of the common shares ending on the day prior to preliminary approval. The warrant allowed the Treasury to purchase 223,992 shares of Company common stock at an exercise price of $20.09 per share.  In July 2012, the Company repurchased the warrant from the Treasury at a mutually agreed upon price of $75 thousand. The repurchase of the warrant had no impact on the Company’s results of operations, although cash and shareholders’ equity declined by the amount of the purchase price. Upon settlement of the warrant repurchase, the Treasury has no remaining equity stake in the Company.

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

Under the DGP, as amended, eligible participating entities were permitted to issue senior unsecured debt guaranteed by the FDIC through October 31, 2009. The guarantee by the FDIC would expire on the earlier of the maturity date of the debt or December 31, 2012. During October 2009, the FDIC adopted final rules to phase out the DGP. The DGP expired October 31, 2009; however, the FDIC established a six month emergency guarantee facility effective upon the expiration of the DGP. Subject to its prior approval, the FDIC will provide guarantees of senior debt issued after October 31, 2009 through April 30, 2010 with the guarantee expiring on the earlier of the maturity date of the debt or December 31, 2012. The Company chose to opt out of the DGP.

Under the TAGP, which was terminated at year-end 2012, the FDIC guaranteed 100% of certain noninterest bearing transaction accounts up to any amount to participating FDIC insured institutions. The unlimited coverage, set to initially expire on December 31, 2009, was extended by the FDIC in August 2009 with an expiration date of June 30, 2010. In April 2010, the FDIC further extended the TAGP to December 31, 2010 and adopted rules that allowed extending the program an additional twelve months without further rulemaking. However, amendments related to the enactment of the Dodd-Frank Act provided full deposit insurance coverage for noninterest bearing deposit transaction accounts beginning December 31, 2010 for an additional two year period, which ended December 31, 2012. No opt-out options were permitted and there was no separate assessment applicable to the covered accounts.

The Company opted to participate in the TAGP, including the extension period. All participating institutions initially paid an additional 10 basis point quarterly-assessed fee on certain noninterest bearing transaction accounts that exceed the existing $250 thousand deposit insurance limit. The Company incurred the additional 10 basis point annual fee through the program’s original expiration date of December 31, 2009. For coverage after December 31, 2009, the program included an increase in the annualized assessment based on an institutions risk category. Institutions in risk category one and two were subject to a 15 basis point and 20 basis point fee assessment, respectively. Institutions in risk category three and four were subject to a 25 basis point fee assessment.

Dodd-Frank Act. On July 21, 2010, the Dodd-Frank Act was signed into law by President Obama. The Dodd-Frank Act implements far-reaching changes to the regulation of the financial services industry, including provisions that:

•
Centralize responsibility for consumer financial protection by creating the Consumer Financial Protection Bureau, a new agency responsible for implementing, examining, and enforcing compliance with federal consumer financial laws;

•	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to bank holding companies;
•
Require the federal banking regulators to seek to make their capital requirements countercyclical, so that capital requirements increase in times of economic expansion and decreases in times of economic contraction;

•	Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital;
•	Provide for new disclosure and other requirements relating to executive compensation and corporate governance;
•	Make permanent the $250 thousand limit for federal deposit insurance;
•	Repeal the federal prohibitions on the payment of interest on commercial demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;
•	Increase the authority of the Federal Reserve to examine non-bank subsidiaries; and
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

Recent Regulatory Events and Increased Capital Requirements
The Company’s subsidiary banks are subject to capital-based regulatory requirements.  The Company has historically managed its banks’ capital levels with the goal of meeting the criteria established by its regulators for each bank subsidiaries to be “well-capitalized.” Historically, to be well-capitalized, a depository institution needed to have a Tier 1 Leverage ratio of at least 5% and a Total Risk-based Capital ratio of 10%.  As of December 31, 2012, each of the Company’s four subsidiary banks satisfied these capital ratios.

Although each of the Company’s subsidiary banks met the definition of well-capitalized as of December 31, 2012, some of their capital levels have decreased in recent years as a result of the economic downturn that began in late 2007.  Because of the turmoil in the banking markets and continued difficulty many banks are experiencing with their loan portfolios, bank regulatory agencies are increasingly requiring banks to maintain higher capital reserves as a cushion for dealing with any further deterioration in their loan portfolios in order to maintain well-capitalized status.  Primarily as a result of examinations that took place starting in 2009, the Company’s banking regulators have required higher minimum capital ratios that have resulted in capital infusions by the Parent Company at certain of the its banking subsidiaries. The capital requirements and other supervisory actions resulting from the regulatory examinations are summarized below. For a more complete discussion, please refer to the section captioned “Capital Resources” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Result of Operations” part of this Form 10-K.

Parent Company. Primarily due to the regulatory actions and capital requirements at three of the Company’s subsidiary banks as further discussed below, the Federal Reserve Bank of St. Louis (“FRB St. Louis”) and KDFI proposed the Company enter into a Memorandum of Understanding (“Memorandum”).  The Company’s board approved entry into the Memorandum at a regular board meeting during the fourth quarter of 2009.  Pursuant to the Memorandum, the Company agreed that it would develop an acceptable capital plan to ensure that the consolidated organization remains well-capitalized and each of its subsidiary banks meet the capital requirements imposed by their regulator as summarized below.

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

Farmers Bank.  In November of 2009, the KDFI and FRB St. Louis entered into a Memorandum with Farmers Bank.  The Memorandum requires that Farmers Bank obtain written consent prior to declaring or paying the Parent Company a cash dividend and to achieve and maintain a Tier 1 Leverage ratio of 8.0% by June 30, 2010.  The Parent Company injected from its reserves $11.0 million in capital into Farmers Bank subsequent to the Memorandum and an additional $200 thousand during 2010. During the third quarter of 2012, Farmers Bank paid dividends in the amount of $4.0 million to the Parent Company after receiving approval from its regulators. At December 31, 2012, Farmers Bank had a Tier 1 Leverage ratio of 9.68% and a Total Risk-based Capital ratio of 19.20%.

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

The Company received written notification in January 2013 that the FRB St. Louis and the KDFI terminated the Memorandum that was entered into with Farmers Bank effective immediately. The termination followed a joint examination of Farmers Bank by the FRB St. Louis and the KDFI, which found satisfactory compliance with the terms of the Memorandum and overall improvement in financial condition.

United Bank.  In November of 2009, the FDIC and United Bank entered into a Cease and Desist Order (“C&D”) primarily as a result of its level of nonperforming assets.  The C&D was terminated in December 2011 coincident with the issuance of a Consent Order (“Consent Order”) entered into between the parties. The Consent Order is substantially the same as the C&D, with the primary exception being that United Bank must achieve and maintain a Tier 1 Leverage ratio of 9.0% and a Total Risk-based Capital ratio of 13.0% no later than March 31, 2012.   During the first quarter of 2012, the Parent Company injected from its reserves $2.5 million in capital into United Bank in order for it to comply with the Consent Order. At December 31, 2012, United Bank had a Tier 1 Leverage ratio of 9.45% and a Total Risk-based Capital ratio of 16.69%. The Parent Company has injected from its reserves $18.9 million of capital into United Bank since the fourth quarter of 2009.

Other components in the regulatory order include stricter oversight and reporting to its regulators in terms of complying with the Consent Order. It also includes an increase in the level of reporting by management to its board of directors of its financial results, budgeting, and liquidity analysis, as well as restricting the bank from extending additional credit to borrowers with credits classified as substandard, doubtful or special mention in the report of examination. There is also a requirement to obtain written consent prior to declaring or paying a dividend and to develop a written contingency plan if the bank is unable to meet the capital levels established in the Consent Order.

Citizens Northern.  The KDFI and the FDIC entered into a Memorandum with Citizens Northern in September of 2010.  The Memorandum requires that Citizens Northern obtain written consent prior to declaring or paying a dividend and to increase Tier 1 Leverage ratio to equal or exceed 7.5% prior to September 30, 2010 and to achieve and maintain Tier 1 Leverage ratio to equal or exceed 8.0% prior to December 31, 2010.  In December 2010, the Parent Company injected $250 thousand of capital into Citizens Northern to bring its Tier 1 Leverage ratio up to 8.04% as of year-end

2010.  At December 31, 2012, Citizens Northern had a Tier 1 Leverage ratio of 9.36% and a Total Risk-based Capital ratio of 14.22%.

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

Regulators continue to monitor the Company’s progress and compliance with the regulatory agreements through periodic on-site examinations, regular communications, and quarterly data analysis. At the Parent Company and at each of its bank subsidiaries, the Company believes it is adequately addressing all issues of the regulatory agreements to which it is subject. However, only the respective regulatory agencies can determine if compliance with the applicable regulatory agreements have been met. The Company believes that it and its subsidiary banks are in compliance with the requirements identified in the regulatory agreements as of December 31, 2012.

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

Employees
As of December 31, 2012, the Company had 518 full-time equivalent employees. Employees are offered a variety of benefits. A salary savings plan, group life insurance, hospitalization, dental, and major medical insurance along with postretirement health insurance benefits are available to eligible personnel.  Employees are not represented by a union. Management and employee relations are considered good.

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

Available Information
The Company makes available free of charge through its website (www.farmerscapital.com) its Code of Ethics and other filings with the Securities and Exchange Commission (“SEC”), including its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing such material with the SEC.

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

The Company operates in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations.

The Company is subject to extensive regulation, supervision and examination by federal and state banking authorities. Any change in applicable regulations or laws could have a substantial adverse impact on the Company and its operations.  Additional legislation and regulations that could significantly affect the Company’s powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on the Company’s results of operations and financial condition.  Further, in the performance of their supervisory duties and enforcement powers, the Company’s banking regulators have significant discretion and authority to prevent or remedy practices they deem as unsafe or unsound or violations of law. The exercise of regulatory authority may have a negative impact on the Company’s operations, which may be material to its results of operations and financial condition.

The Company presently is subject to, and in the future may become subject to, additional supervisory actions and/or enhanced regulation that could have a material negative effect on its business, operating flexibility, financial condition and the value of its common stock.

Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, the KDFI (for state-chartered banks), the Federal Reserve (for bank holding companies), and the FDIC as the insurer of bank deposits, have the authority to compel or restrict certain actions on the Company’s part if they determine that the Company has insufficient capital or is otherwise operating in a manner that may be deemed to be inconsistent with safe and sound banking practices. Under this authority, bank regulators can require the Company to enter into informal or formal enforcement orders, including board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders, pursuant to which the Company would be required to take identified corrective actions to address cited concerns and to refrain from taking certain actions.

Primarily as a result of increased levels of nonperforming assets which led to deteriorating earnings and capital positions, the Parent Company, Farmers Bank, United Bank, and Citizens Northern have entered into separate agreements with their respective regulators. In the aggregate, these agreements, among other things, require (1) the Company to develop an acceptable capital plan to ensure that the consolidated organization remains well-capitalized and each of its subsidiary banks meet the capital requirements imposed by their regulator as further described elsewhere in this report, (2) the maintenance of minimum regulatory capital ratios at these three banks, (3) these three banks refrain from paying dividends to the Parent Company unless approved in advance by the regulators and (4) the Company not make future interest payments on its trust preferred securities or dividends on its common or preferred stock without seeking prior approval from the FRB St. Louis and KDFI.  Representatives of the FRB St. Louis and KDFI have indicated that any such approval for the payment of dividends will be predicated on a demonstration of adequate, normalized earnings on the part of the Company’s subsidiaries sufficient to support quarterly payments on the Company’s trust preferred securities and quarterly dividends on the Company’s common and preferred stock.  While both regulatory agencies have granted approval of all Company requests to make interest payments on its trust preferred securities and dividends on its preferred stock, the Company has not (based on the assessment by Company management of both the Company’s capital position and the earnings of its subsidiaries) sought regulatory approval for the payment of common stock dividends since the fourth quarter of 2009.  Moreover, the Company will not pay any such dividends on its common stock until the regulator’s assessment of the earnings of the Company’s subsidiaries, and the Company’s assessment of its capital position and earnings trends, yield the conclusion that the payment of a common stock dividend is warranted.

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

The Company’s level of nonperforming assets (which include performing restructured loans), although improving, remain high. Nonperforming assets adversely affect the Company’s net income in various ways.  The Company does not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting interest income.  When the Company takes collateral in foreclosures and similar proceedings, it is required to mark the property to its fair value less estimated selling costs, which decreases net income.

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

Volatility and deterioration in the broader economy increases the Company’s risk of credit losses, which could have a material adverse effect on its operating results.  If a significant number of loans in the Company’s portfolio are not repaid, it would have an adverse effect on its earnings and overall financial condition.  Like all banks, the Company’s subsidiaries maintain an allowance for loan losses to provide for losses inherent in the loan portfolio.  The allowance for loan losses reflects management of each subsidiary’s best estimate of probable incurred credit losses in their loan portfolio at the relevant balance sheet date.  This evaluation is primarily based upon a review of the bank’s and the banking industry’s historical loan loss experience, known risks contained in the bank’s loan portfolio, composition and growth of the bank’s loan portfolio and economic factors.  Additionally, a bank’s regulators may require additional provision for the loan portfolio in connection with regulatory examinations, agreements or orders.  The determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions.  As a result, the Company’s allowance for loan losses may be inadequate to cover actual losses in its loan portfolio.  Consequently, the Company risks having additional future provision for loan losses that may materially affect its earnings.

If the Company’s local markets experience a prolonged recession or economic downturn, it may be required to make further increases in its allowance for loan losses and to charge off additional loans, which would adversely affect its results of operations and capital.

Substantially all of the Company’s loans are to businesses and individuals located in Kentucky.  A continuing or prolonged decline in the Central and Northern Kentucky economies could negatively impact demand for the Company’s products and services, the ability of customers to repay their loans, collateral values securing loans, and the stability of funding sources. This could result in a material adverse effect on the Company’s financial condition, results of operations and prospects. Further, all of the Company’s investments in municipal bonds are issued by political subdivisions or agencies located in Kentucky.

Generally, the Company’s nonperforming loans and assets reflect operating difficulties of individual borrowers; however, more recently the prolonged decline of the overall economy has become a significant contributing factor to the increased levels of delinquencies and nonperforming loans.  Sluggish sales and excess inventory in the residential housing market continue to exist and has been the primary cause of elevated delinquencies and foreclosures for residential construction and land development loans.  If negative trends in the housing and real estate markets continue or worsen, the Company expects that it will continue to experience high levels of delinquencies and credit losses.  As a result, the Company may be required to make further increases to its provision for loan losses and charge off additional loans in the future, which could adversely affect the Company’s financial condition and results of operations, perhaps materially.  If such additional provisions and charge-offs cause the Company to experience losses, it may be required to contribute additional capital to its bank subsidiaries to maintain capital ratios required by regulators.

The Company’s exposure to credit risk is increased by its real estate development lending.

Real estate development lending has historically been considered to be higher credit risk than that of other types of lending, such as for single-family residential properties. At year-end 2012, 23% of the outstanding balance of real estate development loans was classified as impaired. Such loans typically involve larger loan balances to a single borrower or related borrowers. These loans can be affected by adverse conditions in real estate markets or the economy in general because commercial real estate borrowers’ ability to repay their loans depends on successful development and, in most cases, sale of the underlying property. These loans also involve greater risk because they generally are not fully amortized over the loan period, but have a balloon payment due at maturity of the loan. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property. In the current economic environment, the ability of borrowers to refinance or sell newly developed property or vacant land has greatly diminished.  If the real estate markets were to worsen or not improve, the Company would likely experience increased credit losses and require additional provisions to our allowance for loan losses, which would adversely impact the Company’s earnings and financial condition.

The Company’s investment securities portfolio is comparatively larger than other community banks and it is more dependent on its investment portfolio to generate net income.

The Company relies more heavily on its investment securities portfolio as a source of interest income than many other community banks because it has a comparatively small loan portfolio.  If the Company is not able to successfully manage the interest rate spread on the investment portfolio, its net interest income will decrease, which would adversely affect its results of operations and negatively impact net income.  Investment securities tend to have a lower risk than loans, and as such, generally provide a lower yield. For 2012, average investment securities made up 33.4% of the Company’s average total assets. Interest income on investment securities accounted for 21.2% of total interest income for 2012.

During 2012, the Company sold and realized net gains on investment securities.  The Company may not have the same level of net gains (and may have net realized losses) in future periods on the sale of investment securities, which would reduce earnings.  Moreover, due to the current interest rate environment, proceeds from recent sales may be reinvested in investment securities with lower yields which may reduce earnings from investment securities.

The Company continually monitors its investment securities portfolio for deteriorating values and for other-than-temporary impairment.  Any material other-than-temporary impairment charges would likewise have an adverse effect on the Company’s results of operations and could lead to additional losses.

The Company cannot accurately predict the effect of the current economy on its future results of operations or the market price of its stock.

The national economy and the financial services sector in particular continue to face challenges stemming from the economic recession occurring between 2007 and 2009. The Company cannot accurately predict the severity or duration of the current economic slowdown, which has adversely impacted its performance and the markets it serves.  Any further deterioration in the economies of the nation as a whole or in the Company’s local markets would have an adverse effect, which could be material, on the Company’s financial condition, results of operations and prospects, and could also cause the market price of the Company’s stock to decline.  While it is impossible to predict how long these conditions may exist, the economic slowdown could continue to present risks for some time for our industry and the Company.

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

Under the Federal Deposit Insurance Act, as amended by the Dodd-Frank Act, the FDIC must establish and implement a plan to restore the deposit insurance fund’s designated reserve ratio to 1.35% of insured deposits by 2020. The Dodd-Frank Act removed the previously established upper limit reserve ratio of 1.15%. The FDIC must continue to assess and consider the appropriate level of the reserve ratio annually by considering each of the following: risk of loss to the insurance fund; economic conditions affecting the banking industry; the prevention of sharp swings in the assessment rates; and any other factors the FDIC deems important. In December 2010, the FDIC announced that it had established the long-term reserve ratio at 2.0%.

The FDIC previously implemented a restoration plan that changed both its risk-based assessment system and its base assessment rates. As part of this plan, during the second quarter of 2009, it increased deposit insurance assessment rates generally and imposed a special assessment of five basis points on each insured institution’s total assets less Tier 1 capital.  The special assessment in 2009, which was in addition to the regular quarterly risk-based assessment, totaled approximately $1.1 million for the Company.

In the wake of a rapid depletion of the FDIC’s Deposit Insurance Fund resulting from a high number of bank failures, the FDIC required that all (with limited exceptions) insured institutions pay in the fourth quarter of 2009 its following estimated three years’ quarterly deposit assessments in advance.  This resulted in an aggregate payment by the Company’s bank subsidiaries totaling $8.2 million in the fourth quarter of 2009.  The three years’ advance payment was recorded as a prepaid asset that is being expensed in approximately equal amounts over the prepayment period and, thus, only impacts earnings in the normal course. At December 31, 2012, the prepaid FDIC insurance assessment included on the Company’s balance sheet was $2.6 million.

As discussed previously under the heading “Deposit Insurance” in Item 1, the Dodd-Frank Act required changes to a number of components of the FDIC insurance assessment that was effective April 1, 2011. While these changes have resulted in a lower amount of deposit insurance assessments for the Company, future changes in assessment rates or methodology could adversely impact the Company’s future earnings and liquidity in a material amount.

The recent repeal of federal prohibitions on the payment of interest on demand deposits of business customers could increase the Company’s interest expense.

Federal prohibitions against financial institutions paying interest on demand deposit accounts of business customers were repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions could offer to pay interest on commercial demand deposits to compete for customers. The Company expects that its interest expense would increase and its net interest margin to decrease should it begin to pay interest on commercial demand deposits to attract additional customers or to keep current customers. This could result in a material adverse impact on the Company’s financial condition and results of operations. As of December 31, 2012, the Company does not offer interest bearing demand deposits to its business customers.

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

The Financial Accounting Standards Board and the SEC frequently change the financial accounting and reporting standards that govern the preparation of the Company’s financial statements. In addition, from time to time, federal and state taxing authorities will change the tax laws, regulations, and their related interpretations. These changes and their effects can be difficult to predict and can materially and adversely impact how the Company records and reports its financial condition and results of operations.

The short term and long term impact of changes to banking capital standards could negatively impact the Company’s regulatory capital and liquidity.

In December 2010, the Basel Committee on Banking Supervision issued final rules related to global regulatory standards on bank capital adequacy and liquidity. The new rules present details of the Basel III framework, which includes increased capital requirements and limits the types of instruments that can be included in Tier 1 capital. U.S. federal banking agencies issued proposed rules during 2012 seeking to implement Basel III standards effective January 1, 2013. Due to the nature and volume of comments received on the proposed rules, the federal banking agencies announced that the proposed rules would not become effective on the date proposed. There has been no indication of an alternative effective date by the agencies. As such, the dates and phase-in periods of the Basel III framework discussed below will change. Final rules could change significantly from the proposed rules.

Basel III includes the following provisions: (i) that the minimum ratio of common equity to risk-weighted assets be increased to 4.5% from the current level of 2%, to be fully phased in by January 1, 2015, and (ii) that the minimum requirement for the Tier 1 Risk-based capital ratio will be increased from 4% to 6%, to be fully phased in by January 1, 2015. The new minimums were initially set to be phased in starting January 1, 2013.

Basel III also includes a “capital conservation buffer” requiring banking organizations to maintain an additional 2.5% of Tier 1 common equity to total risk-weighted assets in addition to the minimum requirement. This requirement was initially set to be phased in between January 1, 2016 and January 1, 2019. The capital conservation buffer is designed to absorb losses in periods of financial and economic distress and, while banks are allowed to draw on the buffer during periods of stress, if a bank’s regulatory capital ratios approach the minimum requirement, the bank will be subject to more stringent constraints on dividends and bonuses. In addition, Basel III includes a countercyclical buffer of up to 2.5%, which could be imposed by countries to address economies that appear to be building excessive system-wide risks due to rapid growth.

To constrain the build-up of excess leverage in the banking system, Basel III introduces a new non-risk-based leverage ratio. A minimum Tier 1 Leverage ratio of 3% was initially set to be tested during a parallel run period between January 1, 2013 and January 1, 2017 with any final adjustments carried out in the first half of 2017 based on the results of the parallel run.

Regulatory agencies in the U.S. have yet to adopt final rules for implementing Basel III. Further regulations and guidelines issued by banking regulators may significantly differ from current proposals. The regulatory agencies’ current proposal, if adopted, could have a material negative impact on the Company’s level of capital. In addition to the overall higher levels of required capital, the proposed rules would phase out the inclusion of trust preferred securities from the Company’s capital base. Unrealized holding gains and losses related to available for sale securities would be included as a component of capital under the current proposal, which could lead to high degree of volatility in regulatory capital calculations. Other significant requirements included in the proposal relate to higher risk-weighting of assets, particularly of loans, which would result in lower capital ratios.

Basel III also includes two separate standards for supervising liquidity risks which include: (i) a “liquidity coverage ratio” designed to ensure that banks have a sufficient amount of high-quality liquid assets to survive a significant liquidity stress scenario over a 30-day period, (ii) a “net stable funding ratio” designed to promote more medium and long-term funding of the assets and activities of banks over a one-year time horizon. The liquidity coverage ratio was initially set to become effective on January 1, 2015. The revised net stable funding ratio was to become effective January 1, 2018.

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

The Company is not restricted from issuing additional common or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. The market price of the Company’s common stock could decline as a result of sales by the Company of a large number of shares of common stock or preferred stock or similar securities in the market or from the perception that such sales could occur.

The Company’s board of directors is authorized generally to cause it to issue additional common and preferred stock without any action on the part of the Company’s shareholders, except as may be required under the listing requirements of the NASDAQ Stock Market. In addition, the board has the power, without shareholder approval, to set the terms of any series of preferred stock that may be issued, including voting rights, dividend rights, preferences and other terms.  This could include preferences over the common stock with respect to dividends or upon liquidation.  If the Company issues preferred stock in the future that has a preference over the common stock with respect to the payment of dividends or upon liquidation, or if the Company issues preferred stock with voting rights that dilute the voting power of the common stock, the rights of holders of the common stock or the market price of the common stock could be adversely affected. The Parent Company is currently under no directive by its regulators to raise any additional capital.

You may not receive dividends on the Company’s common stock.

Holders of the Company’s common stock are entitled to receive dividends only when, as, and if its board of directors declares them and as permitted by its regulators.  Although the Company has (up through 2009) historically declared quarterly cash dividends on its common stock, it is not required to do so.  The Company’s board of directors reduced its quarterly common stock dividend in January 2009 from $.33 per share to $.25 per share and again in October 2009 to $.10 per share. The Company also agreed to not make interest payments on its trust preferred securities or dividends on its common or preferred stock without prior approval from the FRB St. Louis and KDFI.  Representatives of the FRB St. Louis and KDFI have indicated that any such approval for the payment of dividends will be predicated on a demonstration of adequate, normalized earnings on the part of the Company’s subsidiaries sufficient to support quarterly payments on the Company’s trust preferred securities and quarterly dividends on the Company’s common and preferred stock.  However, there can be no assurance the Company’s regulators will provide such approvals in the future.

While both regulatory agencies have granted approval of all Company requests to make interest payments on its trust preferred securities and dividends on its preferred stock, the Company has not (based on the assessment by Company management of both the Company’s capital position and the earnings of its subsidiaries) sought regulatory approval for the payment of common stock dividends since the fourth quarter of 2009.  Moreover, the Company will not pay any such dividends on its common stock in any subsequent quarter until the regulator’s assessment of the earnings of the Company’s subsidiaries, and the Company’s assessment of its capital position, both yield the conclusion that the payment of a Company common stock dividend is warranted.

Dividends declared and discount accretion on the Company’s Series A preferred stock reduce the net income available to common stockholders and reduce earnings per common share.  Moreover, under the terms of the Company’s articles of incorporation, it is unable to declare dividend payments on shares of its common stock if it is in arrears on the dividends on the Series A preferred stock.

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

The Company’s common stock is listed for trading on the NASDAQ Global Select Stock Market.  As of December 31, 2012, the 50-day average trading volume of the Company’s common stock on NASDAQ was 15,907 shares or .21% of the total common shares outstanding of 7,469,813.  An efficient public trading market is dependent upon the existence in the marketplace of willing buyers and willing sellers of a stock at any given time. The Company has no control over such individual decisions of investors and general economic and market conditions. Given the lower trading volume of the Company’s common stock, larger sales volumes of its common stock could cause the value of its common stock to decrease.  Moreover, due to its lower trading volume it may take longer to liquidate your position in the Company’s common stock.

There can be no assurance when the Company’s Series A preferred stock can be redeemed.

Subject to consultation with banking regulators, the Company intends to repurchase the Series A preferred stock it issued when it believes the credit metrics in its loan portfolio have improved for the long-term and the overall economy has rebounded. However, there can be no assurance when the Series A preferred stock can be repurchased, if at all. Until such time as the Series A preferred stock is repurchased, the Company will remain subject to the terms and conditions of the instrument, which, among other things, limit the Company’s ability to repurchase or redeem common stock.

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

Shares of the Company’s common stock represent equity interests in our holding company and do not constitute indebtedness. Accordingly, the shares of the Company’s common stock rank junior to all of its indebtedness and to other non-equity claims on Farmers Capital Bank Corporation with respect to assets available to satisfy such claims. Additionally, dividends to holders of the Company’s common stock are subject to the prior dividend and liquidation rights of the holders of the Company’s Series A preferred stock and any additional preferred stock we may issue. The Series A preferred stock has an aggregate liquidation preference of $30 million, plus any accrued and unpaid dividends.

The Company’s right to participate in any distribution of assets of any of its subsidiaries upon the subsidiary’s liquidation or otherwise, and thus the ability of the Company’s common stock to benefit indirectly from such distribution, will be subject to the prior claims of creditors of that subsidiary.  As a result, holders of the Company’s common stock will be effectively subordinated to all existing and future liabilities and obligations of its subsidiaries, including claims of depositors.  As of December 31, 2012, our subsidiaries’ total deposits and borrowings were approximately $1.6 billion.

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

Although the Company remains well-capitalized, it continues to operate in a very challenging and uncertain economic environment. Financial institutions, including the Company, continue to being adversely effected by difficult economic conditions that have impacted not only local markets, but on a national and global scale. Substantial deterioration in real estate and other financial markets in recent years have and may continue to adversely impact the Company’s financial performance. Declines in real estate values and home sales volumes, along with high levels of unemployment and other economic stresses can decrease the value of collateral securing loans extended to borrowers, particularly that of real estate loans. Lower values of real estate securing loans may make it more difficult for the Company to recover amounts it is owed in the event of default by a borrower.

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

The capital and credit markets experienced heavy volatility and disruptions during the recent economic downturn, with unprecedented levels of volatility and disruptions that took place beginning in the last few months of 2008. In many cases, this led to downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If market disruptions and volatility continue or worsen, the Company may experience a material adverse effect on its results of operations and liquidity position or on its ability to access additional capital.

Risks associated with unpredictable economic and political conditions may be amplified as a result of limited market area.

Commercial banks and other financial institutions, including the Company, are affected by economic and political conditions, both domestic and international, and by governmental monetary policies. Conditions such as inflation, value of the dollar, recession, high unemployment rates, high interest rates, prolonged periods of low interest rates, short money supply, scarce natural resources, international turmoil, terrorism and other factors beyond the Company’s control may adversely affect profitability. In addition, almost all of the Company’s primary business area is located in Central and Northern Kentucky. Significant downturns in this economic region may result in, among other things, deterioration in the Company’s credit quality or a reduced demand for credit and may harm the financial stability of the Company’s customers. Due to the Company’s regional market area, these negative conditions may have a more noticeable effect on the Company than would be experienced by an institution with a larger, more diverse market area.

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

The Company’s operations rely on certain external vendors.

The Company utilizes certain external vendors to provide products and services necessary to maintain its day-to-day operations. The Company is exposed to the risk that such vendors fail to perform under these arrangements. This could result in disruption to the Company’s business and have a material adverse impact on the Company’s results of operations and financial condition. There can be no assurance that the Company’s policies and procedures designed to monitor and mitigate vendor risks will be effective in preventing or limiting the effect of vendor non-performance.

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

On July 21, 2010, the Dodd-Frank Act was signed into law by President Obama. The goals of the new legislation include restoring public confidence in the financial system that resulted from the recent financial and credit crises, preventing another financial crisis, and allowing regulators to identify failings in the system before another crisis can occur.  As part of the reform, the Dodd-Frank Act created the Financial Stability Oversight Council, with oversight authority for monitoring and regulating systemic risk, and the Bureau of Consumer Financial Protection, which has broad regulatory and enforcement powers over consumer financial products and services.  The Dodd-Frank Act also changes the responsibilities of the current federal banking regulators, imposes additional corporate governance and disclosure requirements in areas such as executive compensation and proxy access, and limits or prohibits proprietary trading and hedge fund and private equity activities of banks. It also impacts areas such as deposit insurance, mortgage lending, capital requirements, securitizations, and insurance.

The scope of the Dodd-Frank Act impacts many aspects of the financial services industry and requires the development and adoption of numerous implementing regulations, many of which have yet to be proposed. Consequently, the effects of the Dodd-Frank Act on the financial services industry and the Company will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken to implement the regulations.  The Company continues to assess the impact of the Dodd-Frank Act on its business and operations and believes that compliance with these new laws and regulations will likely result in additional costs, but the probable impact cannot be measured with a high degree of certainty. Compliance with the new laws and regulations could adversely impact the Company’s results of operations, financial condition or liquidity, any of which may impact the market price of the Company’s common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company owns or leases buildings that are used in the normal course of its business. The corporate headquarters is located at 202 W. Main Street, Frankfort, Kentucky, in a building owned by the Company. The Company’s subsidiaries own or lease various other offices in the counties and cities in which they operate. See the Notes to Consolidated Financial Statements contained in Item 8, “Financial Statement and Supplementary Data,” of this Form 10-K for information with respect to the amounts at which bank premises and equipment are carried and commitments under long-term leases.

Unless otherwise indicated, the properties listed below are owned by the Company and its subsidiaries as of December 31, 2012.

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
2509 Sir Barton Way, Lexington, KY
3098 Harrodsburg Road, Lexington, KY (leased)
201 N. Main Street, Nicholasville, KY
995 S. Main Street (Kroger Store), Nicholasville, KY (leased)
986 N. Main Street, Nicholasville, KY
106 S. Lexington Avenue, Wilmore, KY
First Citizens:
425 W. Dixie Avenue, Elizabethtown, KY
3030 Ring Road, Elizabethtown, KY
111 Towne Drive (Kroger Store), Elizabethtown, KY (leased)
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

Item 3. Legal Proceedings

As of December 31, 2012, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted.  It is the opinion of management, after discussion with legal counsel, that the disposition or ultimate resolution of such claims and legal actions will not have a material effect upon the consolidated financial statements of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

At various times, the Company’s Board of Directors has authorized the purchase of shares of the Company’s outstanding common stock.  No stated expiration dates have been established under any of the previous authorizations. There were no shares of common stock repurchased by the Company during the quarter ended December 31, 2012. The maximum number of shares that may still be purchased under previously announced repurchase plans is 84,971.

On January 9, 2009, the Company issued 30 thousand shares of Series A, no par value cumulative perpetual preferred stock to the Treasury for $30.0 million pursuant to a Letter Agreement and Securities Purchase Agreement. The Company also issued a warrant to the Treasury allowing it to purchase 224 thousand shares of the Company’s common stock at an exercise price of $20.09. The Series A preferred stock and warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. During June 2012, the Treasury sold its entire investment in the Company’s Series A preferred stock to private investors through a registered public offering. On July 18, 2012, the Company repurchased the warrant from the Treasury at a mutually agreed upon amount of $75 thousand. The Treasury has no remaining equity stake in the Company.

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

	2007	2008	2009	2010	2011	2012

Farmers Capital Bank Corporation	$100.00	$95.22	$41.99	$20.05	$18.45	$50.33
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
Southeastern Banks Under 1 Billion Market-Capitalization	100.00	95.06	69.82	82.29	84.15	96.61

Corporate Address
The headquarters of Farmers Capital Bank Corporation is located at:
202 West Main Street
Frankfort, Kentucky 40601

Direct correspondence to:
Farmers Capital Bank Corporation
P.O. Box 309
Frankfort, Kentucky 40602-0309
Phone: (502) 227-1668
www.farmerscapital.com

Annual Meeting
The annual meeting of shareholders of Farmers Capital Bank Corporation will be held Tuesday, May 14, 2013 at 11:00 a.m. at the main office of Farmers Bank & Capital Trust Company, Frankfort, Kentucky.

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
(502) 589-4000

The Transfer Agent and Registrar for Farmers Capital Bank Corporation is American Stock Transfer & Trust Company, LLC.

American Stock Transfer & Trust Company, LLC
Shareholder Relations
59 Maiden Lane - Plaza Level
New York, NY 10038
PH: (800) 937-5449
Fax: (718) 236-2641
Email: Info@amstock.com
Website: www.amstock.com

Additional information is set forth under the captions “Shareholder Information” and “Common Stock Price” on page 78 under Part II, Item 7 and Note 17 “Regulatory Matters” in the notes to the Company's 2012 audited consolidated financial statements on pages 118 to 121 of this Form 10-K and is hereby incorporated by reference.

Item 6. Selected Financial Data

Selected Financial Highlights
December 31, (In thousands, except per share data)	2012	2011	2010	2009	2008
Results of Operations
Interest income	$71,222	$78,349	$89,751	$100,910	$113,920
Interest expense	18,258	24,670	34,948	47,065	55,130
Net interest income	52,964	53,679	54,803	53,845	58,790
Provision for loan losses	2,772	13,487	17,233	20,768	5,321
Noninterest income	24,654	24,391	34,110	28,169	9,810
Noninterest expense	59,787	62,492	62,711	115,141	60,098
Net income (loss)	12,149	2,738	6,932	(44,742)	4,395
Dividends and accretion on preferred shares	1,922	1,896	1,871	1,802	-
Net income (loss) available to common shareholders	10,227	842	5,061	(46,544)	4,395
Per Common Share Data
Basic and diluted net income (loss)	$1.37	$.11	$.68	$(6.32)	$.60
Cash dividends declared	-	-	-	.85	1.32
Book value	18.54	17.18	16.35	16.11	22.87
Tangible book value1	18.35	16.86	15.87	15.44	14.81
Selected Ratios
Percentage of net income (loss) to:
Average shareholders’ equity (ROE)	7.38%	1.77%	4.55%	(22.68)%	2.62%
Average total assets (ROA)	.65	.14	.33	(1.99)	.21
Percentage of common dividends declared to net income	-	-	-	N/M	220.96
Percentage of average shareholders’ equity to average total assets	8.85	8.05	7.32	8.76	7.88
Total shareholders’ equity	$168,021	$157,057	$149,896	$147,227	$168,296
Total assets	1,807,232	1,883,590	1,935,693	2,171,562	2,202,167
Long term borrowings	178,267	239,664	252,209	316,932	335,661
Senior perpetual preferred stock	29,537	29,115	28,719	28,348	-
Weighted average common shares outstanding - basic and diluted	7,457	7,424	7,390	7,365	7,357

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

Tax equivalent basis (TE)
Income from tax-exempt loans and investment securities has been increased by an amount equivalent to the taxes that would have been paid if this income were taxable at statutory rates. In order to provide comparisons of yields and margins for all earning assets, the interest income earned on tax-exempt assets is increased to make them fully equivalent to other taxable interest income investments.

Weighted average number of common shares outstanding
The number of shares determined by relating (a) the portion of time within a reporting period that common shares have been outstanding to (b) the total time in that period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following pages present management’s discussion and analysis of the consolidated financial condition and results of operations of Farmers Capital Bank Corporation (the “Company” or “Parent Company”), a bank holding company, and its bank and nonbank subsidiaries. Bank subsidiaries include Farmers Bank & Capital Trust Company (“Farmers Bank”) in Frankfort, KY, United Bank & Trust Company (“United Bank”) in Versailles, KY, First Citizens Bank (“First Citizens”) in Elizabethtown, KY, and Citizens Bank of Northern Kentucky, Inc. (“Citizens Northern”) in Newport, KY.

At year-end 2012, Farmers Bank had three primary subsidiaries, which include EG Properties, Inc., Leasing One Corporation (“Leasing One”), and Farmers Capital Insurance Corporation (“Farmers Insurance”). EG Properties, Inc. is involved in real estate management and liquidation for certain repossessed properties of Farmers Bank. Leasing One is a commercial leasing company in Frankfort, KY and Farmers Insurance is an insurance agency in Frankfort, KY. United Bank had one direct subsidiary at year-end 2012, EGT Properties, Inc. EGT Properties, Inc. is involved in real estate management and liquidation for certain repossessed properties of United Bank. First Citizens had one subsidiary at year-end 2012, HBJ Properties, LLC. HBJ Properties, LLC is involved in real estate management and liquidation for certain repossessed properties of First Citizens. Citizens Northern had one direct subsidiary at year-end 2012, ENKY Properties, Inc., which is involved in real estate management and liquidation for certain repossessed properties of Citizens Northern.

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

The most significant accounting policies followed by the Company are presented in Note 1 of the Company’s 2012 audited consolidated financial statements. These policies, along with the disclosures presented in other financial statement notes and in this management’s discussion and analysis of financial condition and results of operations, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and fair value measurements to be the accounting areas that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

Allowance for Loan Losses
The allowance for loan losses represents credit losses specifically identified in the loan portfolio, as well as management's estimate of probable incurred credit losses in the loan portfolio at the balance sheet date. Determining the amount of the allowance for loan losses and the related provision for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant changes. The loan portfolio also represents the largest asset group on the consolidated balance sheets. Additional information related to the allowance for loan losses that describes the methodology and risk factors can be found under the captions “Asset Quality” and “Nonperforming Assets” in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Notes 1 and 3 of the Company’s 2012 audited consolidated financial statements.

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

Additional information regarding fair value measurements can be found in Notes 1 and 18 of the Company’s 2012 audited consolidated financial statements.  The following is a summary of the Company’s more significant assets that may be affected by fair value measurements, as well as a brief description of the current accounting practices and valuation methodologies employed by the Company:

Available For Sale Investment Securities
Investment securities classified as available for sale are measured and reported at fair value on a recurring basis. Available for sale investment securities are valued primarily by independent third party pricing services under the market valuation approach that include, but are not limited to, the following inputs:

•	U.S. Treasury (“Treasury”) securities are priced using dealer quotes from active market makers and real-time trading systems;
•	Mutual funds and marketable equity securities are priced utilizing real-time data feeds from active market exchanges for identical securities; and
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

At December 31, 2012, all of the Company’s available for sale investment securities were measured using observable market data.

Other Real Estate Owned
Other real estate owned (“OREO”) includes properties acquired by the Company through, or in lieu of, actual loan foreclosures and is initially carried at fair value less estimated costs to sell. Fair value of assets is generally based on third party appraisals of the property that includes comparable sales data. If the carrying amount exceeds fair value less estimated costs to sell, an impairment loss is recorded through expense. OREO is subsequently accounted for at the lower of carrying amount or fair value less estimated costs to sell. At December 31, 2012, OREO was $52.6 million compared to $38.2 million at year-end 2011.

Impaired Loans
Loans are considered impaired when it is probable that the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. Impaired loans are measured at the present value of expected future cash flows, discounted at the loan’s effective interest rate, at the loan’s observable market price, or at the fair value of the collateral based on recent appraisals if the loan is collateral dependent. If the value of an impaired loan is less than the unpaid balance, the difference is credited to the allowance for loan losses with a corresponding charge to provision for loan losses. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of a loan is confirmed.

Appraisals used in connection with valuing collateral dependent loans may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraisers take absorption rates into consideration and adjustments are routinely made in the appraisal process to identify differences between the comparable sales and income data available. Such adjustments consist primarily of estimated costs to sell that are not included in certain appraisals or to update appraised collateral values as a result of market declines of similar properties for which a newer appraisal is available. These adjustments can be significant. Impaired loans were $63.9 million and $138 million at year-end 2012 and 2011, respectively.

EXECUTIVE LEVEL OVERVIEW

The Company offers a variety of financial products and services at its 36 banking locations in 23 communities throughout Central and Northern Kentucky. The Company has four separately chartered commercial banks that operate under a community banking philosophy. This philosophy is focused primarily on understanding the banking needs and providing competitively priced products and a high level of personalized service to those in the local communities and surrounding areas in which the Company operates. The most significant products and services the Company offers include consumer and business lending, checking, savings, and other deposit accounts, automated teller machines, electronic bill payments, and providing trust services among other traditional banking products and services. The primary goals of the Company are to continually improve profitability and shareholder value, increase and maintain a strong capital position, provide excellent service to our customers through our community banking structure, and to provide a challenging and rewarding work environment for our employees.

The Company generates a significant amount of its revenue, cash flows, and net income from interest income and net interest income. The ability to properly manage net interest income under changing market environments is crucial to the success of the Company. Managing credit risk also significantly influences the operating results of the Company. The overall weak economy of the last several years, which has contributed to higher credit losses and lower earnings, showed modest improvement during 2012. However, high unemployment rates and weak economic growth continue to hinder a more robust recovery. Despite the economic challenges, the Company made notable improvement in the credit quality of its loan portfolio during 2012.

Significant issues and events impacting the Company’s operations during 2012 and those likely to impact future operations are summarized below.

•
The level of nonperforming assets continues to be the most important issue facing the Company. Although nonperforming assets have declined to their lowest point since the third quarter of 2009, they remain elevated at $106 million or 5.9% of total assets. Nonperforming assets negatively impact the Company’s earnings primarily through lower interest income, recording related provisions for loans losses, and asset impairment charges for repossessed loan collateral.

•
The Parent Company and its three subsidiary banks that are subject to agreements entered into with their banking regulators in prior years remained in compliance with the terms of those agreements. In the third quarter, Farmers Bank obtained regulatory approval for the payment of $4.0 million in dividends to the Parent Company, the first dividend payment by Farmers Bank since 2008. During the first quarter of 2013, the Company announced that it received notification that, as a result of a regulatory examination, the Memorandum of Understanding at Farmers Bank had been terminated effectively immediately. The Company continues to focus on continual improvement and the eventual removal of the other existing regulatory agreements within the Company.

•
The overall interest rate environment during 2012, as measured by the Treasury yield curve, continued near historical low levels. Shorter-term yields for three and six-month maturities were relatively unchanged at .04% and .11%, respectively, at year-end 2012 compared to year-end 2011. For longer-term maturities, the three, five, and ten year maturity periods each declined, and ended the year at .35%, .72%, and 1.76%, respectively. The thirty year maturity period increased 6 basis points to 2.95%. The Federal Reserve Board has reiterated its objective of holding short-term interest rates at exceptionally low levels for at least as long as the unemployment rate remains above 6.5% and inflation remains within policy goals. The near historical low rate environment makes managing the Company’s net interest margin very challenging. The Company has implemented a strategy to lower its cost of funds mainly by allowing higher-rate time deposits to roll off or reprice at significantly lower interest rates.

•
During 2012, the Treasury conducted numerous auctions of as part of its ongoing efforts to wind down and recover investments it made under the Capital Purchase Program (“CPP”). One such auction during the second quarter included selling to private investors all of the Treasury’s $30.0 million investment it held in the Company’s Series A preferred stock. The Company received no proceeds as part of the transaction. During the third quarter, the Company repurchased the warrant it issued to the Treasury as part of the CPP at a mutually agreed upon price of $75 thousand. The Treasury no longer has an equity stake in the Company.

•
The Company’s outstanding preferred stock currently pay a cumulative cash dividend quarterly at 5.0% per annum, resetting to 9.0% during the first quarter of 2014 if not redeemed. The Company’s goal is to repurchase the preferred shares either in whole or in part prior to the dividend rate increasing to 9.0%, using internally generated cash flows for any potential repurchase.

•
The size of the balance sheet declined over the course of 2012. The individual components, however, represent an overall stronger financial position compared to a year ago. Total shareholders’ equity increased $11.0 million during 2012. Loan balances decreased as high quality demand continues to be soft. Investment securities declined and the Company used part of the proceeds from maturities and other securities transactions to build sufficient liquidity to repay maturing long-term borrowings. Higher-priced time deposits decreased $107 million or 16.5% which, combined with a lower average rate paid, led to an increase in net interest margin. The allowance for loan losses as a percentage of outstanding loans (net of unearned income) was 2.43% at year-end 2012. Regulatory capital ratios have improved on a consolidated basis as well as at each individual bank subsidiary and are well above regulatory minimums.

•
Although the Parent Company periodically evaluates potential capital raising scenarios, there is currently no directive by regulators to raise any additional capital and no determination has been made as to if or when a capital raise will be completed. Net proceeds from a possible sale of securities could be used for any corporate purpose determined by the Company’s board of directors.

RESULTS OF OPERATIONS

The Company reported net income of $12.1 million or $1.37 per common share for 2012 compared to $2.7 million or $.11 per common share for 2011. This represents an increase of $9.4 million or $1.26 per common share. Selected income statement amounts and related information is presented in the table below.

(In thousands except per share data)
Twelve Months Ended December 31,	2012	2011	Increase (Decrease)
Interest income	$71,222	$78,349	$(7,127)
Interest expense	18,258	24,670	(6,412)
Net interest income	52,964	53,679	(715)
Provision for loan losses	2,772	13,487	(10,715)
Net interest income after provision for loan losses	50,192	40,192	10,000
Noninterest income	24,654	24,391	263
Noninterest expenses	59,787	62,492	(2,705)
Income before income taxes	15,059	2,091	12,968
Income tax expense (benefit)	2,910	(647)	3,557
Net income	$12,149	$2,738	$9,411
Less preferred stock dividends and discount accretion	1,922	1,896	26
Net income available to common shareholders	$10,227	$842	$9,385

Basic and diluted net income per common share	$1.37	$.11	$1.26

Weighted average common shares outstanding – basic and diluted	7,457	7,424	33
Return on average assets	.65%	.14%	51	bp
Return on average equity	7.38%	1.77%	561	bp
bp = basis points.

The increase in net income for 2012 compared to the 2011 is primarily the result of a lower provision for loan losses in the amount of $10.7 million or 79.4% and a decrease in expenses related to repossessed real estate of $2.1 million or 28.9%. The decrease in the provision for loan losses is attributed to an overall improvement in the credit quality of the loan portfolio and a decrease in loan balances outstanding. Nonperforming loans, loans past due 30-89 days, and watch list loans all decreased in the annual comparison. Historical loss rates have also improved, mainly as higher charge-off activity from the early periods of the recent economic decline have rolled out of the Company’s three-year look-back period used when evaluating the allowance for loan losses. Collateral values have begun to stabilize. Expenses related to repossessed properties decreased primarily due to lower impairment charges of $1.7 million. Impairment charges for the prior year include $2.8 million attributed to a single real estate development credit that was written down to its fair value consistent with an updated appraisal.

The more significant components related to the Company’s results of operations are included below.

Interest Income
Interest income results from interest earned on earning assets, which primarily includes loans and investment securities. Interest income is affected by volume (average balance), the composition of earning assets, and the related rates earned on those assets. Total interest income for 2012 was $71.2 million, a decrease of $7.1 million or 9.1% compared to $78.3 million for 2011. With the exception of nontaxable investment securities, interest income decreased across all major earning asset categories. The decrease in interest income is mainly related to lower interest on loans, which decreased primarily as a result of lower volumes. Interest on investment securities decreased due to lower average rates earned, offsetting the impact of higher volumes. Rate declines continue to be driven by a slow-growth economy and the overall strategy by the Company of being more selective in pricing both its loans and deposits. Actions taken by the Federal Reserve Board has also kept the level of interest rates near historic lows throughout 2012, with the objective of holding short-term interest rates at exceptionally low levels until unemployment levels decline to a target of 6.5%. In general, the Company’s variable and floating rate assets and liabilities that have reset since the prior year, as well as activity related to new earning assets and funding sources, have repriced downward to reflect the overall lower interest rate environment. The Company’s tax equivalent yield on earning assets was 4.2% for 2012, a decrease of 22 basis points compared to 4.5% for 2011.

Interest Expense
Interest expense results from incurring interest on interest bearing liabilities, which are made up of interest bearing deposits, federal funds purchased, securities sold under agreements to repurchase, and other borrowed funds. Interest expense is affected by volume, composition of interest bearing liabilities, and the related rates paid on those liabilities. Total interest expense was $18.3 million for 2012, a decrease of $6.4 million or 26.0% compared to $24.7 million for 2011. Interest expense decreased mainly as a result of a lower average rate paid on deposits in an overall lower interest rate environment. Volume reductions, primarily on time deposits and long-term borrowings, also contributed to the decrease in interest expense. For deposits, the Company has more aggressively repriced higher-rate maturing time deposits downward or allowed them to mature without renewal. Long-term borrowings outstanding declined in 2012 as a result of scheduled principal payments related to the Company’s 2007 balance sheet leverage transaction and outstanding Federal Home Loan Bank (“FHLB”) borrowings. The average rate paid on interest bearing liabilities was 1.3% for 2012, a decrease of 34 basis points compared to 1.6% for 2011.

The decrease in interest income for 2012 exceeded the reduction in interest expense due to the repricing structure of the Company’s earning assets and rate paying liabilities. The very low interest rate environment that currently exists makes it increasingly difficult to reprice already low interest paying liabilities further downward. The short-term targeted federal funds rate has remained at near zero percent since the end of 2008.

Net Interest Income
Net interest income is the most significant component of the Company’s operating earnings. Net interest income is the excess of the interest income earned on earning assets over the interest paid for funds to support those assets. The two most common metrics used to analyze net interest income are net interest spread and net interest margin.  Net interest spread represents the difference between the taxable equivalent yields on earning assets and the rates paid on interest bearing liabilities.  Net interest margin represents the percentage of taxable equivalent net interest income to average earning assets.  Net interest margin will exceed net interest spread because of the existence of noninterest bearing sources of funds, principally demand deposits and shareholders’ equity, which are also available to fund earning assets.  Changes in net interest income and margin result from the interaction between the volume and composition of earning assets, their related yields, and the associated cost and composition of the interest bearing liabilities. Accordingly, portfolio size, composition, and the related yields earned and the average rates paid have a significant impact on net interest spread and margin. The table following this discussion represents the major components of interest earning assets and interest bearing liabilities on a tax equivalent basis.  To compare the tax-exempt asset yields to taxable yields, amounts in the table are adjusted to pretax equivalents based on the marginal corporate Federal tax rate of 35%.

Tax equivalent net interest income was $54.7 million for 2012, a decrease of $715 thousand or 1.3% compared to $55.4 million for 2011. Net interest margin was 3.18%, an increase of 9 basis points from 3.09% for the prior year. The increase in net interest margin was driven by a 12 basis point increase in the net interest spread, which was 2.96% for 2012 compared to 2.84% for 2011.

The Company actively monitors and proactively manages the rate sensitive components of both its assets and liabilities in a continuously changing and difficult market environment. Competition in the Company’s market areas continues to be intense, and the overall interest rate environment remains low by historical measures. The Federal Reserve has kept its short-term federal funds target rate at near zero percent since mid-December 2008 and has indicated that it expects to maintain that rate at an exceptionally low level while unemployment rates remain above 6.5%. Yields on Treasury securities of medium and longer-term maturity structures are relatively unchanged or slightly lower at year-end 2012 than a year earlier. The two and 10-year notes decreased 1 basis point and 12 basis points, respectively in the comparison while the 30-year bond increased 6 basis points.

Similar to the short-term federal funds target rate, the prime interest rate has not changed since December 2008. The Company uses the prime interest rate as part of its pricing model primarily on variable rate commercial real estate loans. The prime interest rate can have a significant impact on the Company’s interest income on loans that reprice based on changes to this rate. The Company’s variable interest rate loans contain provisions that limit the amount of increase or decrease in the interest rate during the life of a loan. This will limit the increase or decrease in interest income on loans that have interest rates tied to the prime interest rate. For 2012, the average yield earned on loans was 5.5%, which exceeded the prime interest rate of 3.25% at year-end 2012. Predicting the movement of future interest rates is uncertain.

During 2012, the average rates for two of the most significant components of net interest income for the Company, loans and time deposits, both declined. The average rate earned on the Company’s loan portfolio for 2012 edged downward 7 basis points to 5.5% and the average rate paid on time deposits decreased 46 basis points to 1.4% compared to 2011. The Company expects its net interest margin to trend upward in the near term according to internal modeling using expectations about future market interest rates, the maturity structure of the Company’s earning assets and liabilities, and other factors. In particular, the Company’s cost of funds is expected to decrease in the near term primarily from the maturity of $50.0 million of 3.98% fixed rate borrowings combined with $23.2 million of 6.60% fixed rate borrowings that repriced downward to a floating interest rate of three-month LIBOR plus 132 basis points. Each of these events occurred during the fourth quarter of 2012. Future results, however, could be significantly different than expectations.

Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential

Years Ended December 31,	2012			2011			2010
	Average		Average	Average		Average	Average		Average
(In thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Investment securities
Taxable	$532,197	$12,872	2.42%	$494,341	$14,387	2.91%	$441,635	$16,565	3.75%
Nontaxable1	88,369	3,313	3.75	63,837	2,848	4.46	82,327	4,149	5.04
Interest bearing deposits with banks, federal funds sold and securities purchased under agreements to resell	66,757	160	.24	106,037	241	.23	133,586	280	.21
Loans 1,2,3	1,035,959	56,639	5.47	1,130,273	62,635	5.54	1,236,202	70,946	5.74
Total earning assets	1,723,282	$72,984	4.24%	1,794,488	$80,111	4.46%	1,893,750	$91,940	4.85%
Allowance for loan losses	(26,772)			(29,856)			(25,467)
Total earning assets, net of allowance for loan losses	1,696,510			1,764,632			1,868,283
Nonearning Assets
Cash and due from banks	25,165			19,349			64,216
Premises and equipment, net	37,612			39,319			39,541
Other assets	100,659			95,785			106,347
Total assets	$1,859,946			$1,919,085			$2,078,387
Interest Bearing Liabilities
Deposits
Interest bearing demand	$281,076	$240	.09%	$258,244	$355	.14%	$258,674	$453	.18%
Savings	311,724	626	.20	293,526	1,204	.41	272,080	1,663	.61
Time	588,544	8,373	1.42	687,517	12,929	1.88	807,730	20,257	2.51
Federal funds purchased and other short-term borrowings	26,134	96	.37	38,043	191	.50	46,755	324	.69
Securities sold under agreements to repurchase and other long-term borrowings	223,722	8,923	3.99	246,153	9,991	4.06	304,356	12,251	4.03
Total interest bearing liabilities	1,431,200	$18,258	1.28%	1,523,483	$24,670	1.62%	1,689,595	$34,948	2.07%
Noninterest Bearing Liabilities
Demand deposits	238,443			217,357			210,367
Other liabilities	25,697			23,685			26,219
Total liabilities	1,695,340			1,764,525			1,926,181
Shareholders’ equity	164,606			154,560			152,206
Total liabilities and shareholders’ equity	$1,859,946			$1,919,085			$2,078,387
Net interest income		54,726			55,441			56,992
TE basis adjustment		(1,762)			(1,762)			(2,189)
Net interest income		$52,964			$53,679			$54,803
Net interest spread			2.96%			2.84%			2.78%
Impact of noninterest bearing sources of funds			.22			.25			.22
Net interest margin			3.18%			3.09%			3.00%

1	Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
2	Loan balances include principal balances on nonaccrual loans.
3	Loan fees included in interest income amounted to $1.1 million, $912 thousand, and $1.4 million for 2012, 2011, and 2010, respectively.

The following table is an analysis of the change in net interest income.

Analysis of Changes in Net Interest Income (tax equivalent basis)

	Variance	Variance Attributed to		Variance	Variance Attributed to
(In thousands)	2012/20111	Volume	Rate	2011/20101	Volume	Rate
Interest Income
Taxable investment securities	$(1,515)	$1,041	$(2,556)	$(2,178)	$1,822	$(4,000)
Nontaxable investment securities2	465	970	(505)	(1,301)	(861)	(440)
Interest bearing deposits with banks, federal funds sold and securities purchased under agreements to resell	(81)	(92)	11	(39)	(63)	24
Loans2	(5,996)	(5,208)	(788)	(8,311)	(5,909)	(2,402)
Total interest income	(7,127)	(3,289)	(3,838)	(11,829)	(5,011)	(6,818)
Interest Expense
Interest bearing demand deposits	(115)	28	(143)	(98)	(1)	(97)
Savings deposits	(578)	71	(649)	(459)	122	(581)
Time deposits	(4,556)	(1,688)	(2,868)	(7,328)	(2,727)	(4,601)
Federal funds purchased and other short-term borrowings	(95)	(52)	(43)	(133)	(54)	(79)
Securities sold under agreements to repurchase and other long-term borrowings	(1,068)	(898)	(170)	(2,260)	(2,351)	91
Total interest expense	(6,412)	(2,539)	(3,873)	(10,278)	(5,011)	(5,267)
Net interest income	$(715)	$(750)	$35	$(1,551)	$-	$(1,551)
Percentage change	100.0%	104.9%	(4.9)%	100.0%	-%	100.0%

1	The changes which are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
2	Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Noninterest Income

The components of noninterest income are as follows for the periods indicated:

Years Ended December 31, (In thousands)	2012	2011	Increase (Decrease )
Service charges and fees on deposits	$8,124	$8,617	$(493)
Allotment processing fees	5,215	5,346	(131)
Other service charges, commissions, and fees	4,478	4,248	230
Data processing income	242	792	(550)
Trust income	1,909	2,085	(176)
Investment securities gains, net	1,209	1,355	(146)
Gain on sale of mortgage loans, net	1,918	982	936
Income from company-owned life insurance	1,524	939	585
Other	35	27	8
Total noninterest income	$24,654	$24,391	$263

The more significant items impacting noninterest income are included below.

•
The $493 thousand or 5.7% decrease in service charges and fees on deposits was driven by lower fees from overdraft/insufficient funds of $682 thousand or 12.5% related to lower transaction volume. Transaction volume has declined similar to trends experienced by the banking industry as a whole, mainly as a result of increased consumer compliance regulations and changes in customer behavior that have evolved over the last several years. Dormant fees related to customer allotment accounts increased $222 thousand or 11.1%.

•
The decrease in allotment processing fees of $131 thousand or 2.5% is primarily due to lower transaction volumes. Transaction volumes have declined primarily as a result of the Company terminating its relationship with two of its larger-volume corporate clients during 2010.

•
The $230 thousand or 5.4% increase from other service charges, commissions, and fees is attributed to numerous smaller-balance increases included within this line item. Interchange fees increased $84 thousand or 3.7% related to increased debit card transaction volumes, followed by an increase from loan servicing fees of $56 thousand or 17.0% related to a larger mortgage loan servicing portfolio.

•
The decrease in data processing income of $550 thousand or 69.4% is driven by a $397 thousand or 73.9% decline in fees related to the winding down of the depository services contract with the Commonwealth of Kentucky (“Commonwealth”). These fee reductions have been partially offset by decreases in noninterest expenses spread over multiple line items categories. Data processing fees have also declined $154 thousand or 95.7% related to the lower processing volumes from the Commonwealth’s Women, Infants, and Children supplemental nutrition program. The program has changed its method of processing from a manual process to a paperless system that is now served by an unrelated third party. The Company expects to continue processing only a small number of transactions subject to manual processing.

•	The $176 thousand or 8.4% decrease in trust income is due mainly to accrual refinements during the prior-year second quarter that resulted in a one-time increase in the amount of $165 thousand.
•
The $146 thousand or 10.8% decrease in the net gain on the sale of investment securities is attributed to the volume, timing, and market value of the individual securities sold. Sales of investment securities take place at irregular intervals and amounts based on current asset and liability management strategies and market conditions. The Company periodically sells investment securities to lock in gains, increase yield, restructure expected future cash flows, and/or enhance its capital position as opportunities occur.

•
Net gains on the sale of mortgage loans increased $936 thousand or 95.3% as the volume of loans sold increased $43.6 million or 106%. The increase in loans sold has been fueled by a very favorable low interest rate environment. The interest rate environment during 2012 declined beyond the already low levels that existed during 2011, which led to a spike in home refinancing and purchasing activity for the current year.

•
The $585 thousand or 62.3% increase in income from company-owned life insurance is mainly the result of a $529 thousand gain related to death benefit proceeds received during 2012. There was no similar transaction in 2011.

Noninterest Expense

The components of noninterest expense are as follows for the periods indicated:

Years Ended December 31, (In thousands)	2012	2011	Increase (Decrease)
Salaries and employee benefits	$28,190	$26,986	$1,204
Occupancy expenses, net	4,757	4,846	(89)
Equipment expenses	2,364	2,503	(139)
Data processing and communication expense	4,271	4,636	(365)
Bank franchise tax	2,381	2,572	(191)
Amortization of intangibles	1,014	1,143	(129)
Deposit insurance expense	2,690	2,948	(258)
Other real estate expenses, net	5,232	7,355	(2,123)
Legal expenses	1,220	821	399
Other	7,668	8,682	(1,014)
Total noninterest expense	$59,787	$62,492	$(2,705)
The more significant items impacting noninterest expenses are included below.

•
Salaries and employee benefits increased $1.2 million or 4.5%, which reflects an increase in higher-salaried personnel in the credit administration and nonperforming asset management positions and modest annual employee pay increases. Expenses related to postretirement benefit plans increased $244 thousand or 17.5%, driven by an increase in the actuarial determined service cost component of the Company’s benefit plans. The number of full time equivalent employees was 518 at year-end 2012 compared to 510 a year earlier.
•
Data processing and communications expenses decreased $365 thousand or 7.9% mainly as a result of an agreement the Company announced during the first quarter of 2012 to reduce its debit card processing expenses combined with costs savings related to the winding down of the Company’s depository services contract with the Commonwealth.

•
The $191 thousand or 7.4% decrease in bank franchise tax expense is due to a lower taxable base at certain of the Company’s bank subsidiaries. The taxable base primarily consists of a rolling five-year average of net capital (as defined by statute). Average net capital at these bank subsidiaries has declined primarily due to net losses recorded during the five-year historical look-back period. The decrease in net capital was driven mainly by goodwill impairment charges that occurred during the fourth quarter of 2009.

•
Deposit insurance expense decreased $258 thousand or 8.8% mainly as a result of the change in the Federal Deposit Insurance Corporation’s (“FDIC”) assessment base and rate structure that went into effect during the second quarter of 2011. Under the revised rules, the assessment base was changed from a deposit based approach to average assets less average tangible equity during the assessment period. The new assessment methodology generally shifts a greater share of total assessments to banks with more than $10 billion in assets, resulting in a lower amount attributed to many smaller community banks.

•
The $2.1 million or 28.9% decrease in other real estate expenses was driven by lower impairment charges on repossessed properties of $1.7 million or 30.9%. Other real estate expense in the prior year includes an impairment charge of $2.8 million attributed to a single real estate development project that was written down to its fair value of $1.9 million consistent with an updated appraisal.

•
Legal expenses increased $399 thousand or 48.6% due primarily to issues related to problem loans in the normal course of business. Legal expenses for 2012 also include $122 thousand related to registering the Company’s Series A preferred shares in order for them to be sold by the Treasury to third party investors during the second quarter of 2012.

•
Other noninterest expenses decreased $1.0 million or 11.7% in the comparison. The decrease mostly relates to two events occurring during the prior year. These include a $514 thousand deposit fraud loss (net of a $186 thousand recovery) involving one of the Company’s customers and a write-down of $303 thousand attributed to uncollectible amounts of property tax receivables at the Company’s leasing subsidiary.

Income Taxes

Income tax expense was $2.9 million for the 2012, resulting in an effective income tax rate of 19.3%. The Company recorded an income tax benefit of $647 thousand for 2011. The effective income tax rate for that period is not meaningful. Income derived from tax exempt sources has remained at a relatively stable level, but made up a significantly greater portion of pretax income during 2011.

The Company accrued $449 thousand of income tax expense in the first quarter of 2011 after learning that one of its tax-exempt customers had received notification that the Internal Revenue Service intended to issue an adverse ruling to the customer regarding the qualified status of their debt arrangement with the Company. The loan contract contains provisions that the customer will indemnify the Company for any penalties, taxes, or interest thereon for which the Company becomes liable as a result of a determination of taxability. The Company intends to exercise its rights under the contract; however, due to the contingent nature of the indemnification provisions, the Company will not record the effects of the indemnification until it is realized. Due to the statute of limitations expiring on a portion of the potential tax payment, the original tax liability has been reduced by $272 thousand through year-end 2012.

FINANCIAL CONDITION

The overall size of the Company’s balance sheet decreased at year-end 2012 compared to year-end 2011 as a result of a strategy to refine the components of its assets and funding sources and reducing the level of nonperforming assets. Significant parts of the strategy continue to include strengthening the Company’s credit culture, taking a cautious and measured approach to new lending, and reducing the Company’s overall cost of funds. In terms of lending, the amount of high quality loan demand for which the Company seeks continues to be weak. On the funding side, the Company has been able to more aggressively reprice higher-rate time deposits downward as they mature or by electing to not renew. The strategy of reducing the size of the balance sheet is part of a plan to improve the overall financial position of the

Company. Improvements during 2012 have been made in the Company’s net interest margin, nonperforming asset levels, regulatory capital ratios, and overall profitability.

Total assets were $1.8 billion at December 31, 2012, a decrease of $76.4 million or 4.1% from year-end 2011. The decline in total assets was driven by a decrease in loans (net of unearned income and allowance) and investment securities of $63.3 million or 6.1% and $24.8 million or 4.1%, respectively. OREO increased $14.4 million or 37.8%.

The decrease in loans relates to an overall lack of high quality loan demand the Company seeks as it continues a cautious and measured approach to new lending, including strengthened underwriting in light of the overall weak economy, while working to reduce a high level of nonperforming assets. This has resulted in principal repayments on existing loans or loans transferred into other real estate through foreclosure that has exceeded new loans. Based on economic forecasts and other available information, the Company expects continuing, but slow, economic improvement in the local and regional economy for 2013 and 2014. An improving economic outlook could slow the rate of decline experienced in outstanding loan balances in recent years or result in a small amount of loan growth. The decrease in investment securities was driven by the Company positioning itself for the scheduled repayment during the fourth quarter of $50.0 million of long-term borrowings related to its 2007 balance sheet leverage transaction. Fluctuations in investment securities also occur in response to increases or decreases in the level of loans and deposits. The increase in OREO was driven by the repossession of collateral previously securing real estate loans, which exceeded the amount sold and written down during the year.

Total liabilities were $1.6 billion at December 31, 2012, a decrease of $87.3 million or 5.1% compared to December 31, 2011. Overall borrowed funds decreased $64.3 million or 24.1% in the comparison due primarily to scheduled principal repayments on long-term borrowings. Total deposits decreased $24.3 million or 1.7%. Noninterest bearing deposits increased $30.7 million or 13.7%, but were offset by a decrease in interest bearing deposits of $54.9 million or 4.5%.

Shareholders’ equity was $168 million at year-end 2012 compared to $157 million at year-end 2011. This represents an increase of $11.0 million or 7.0% in the comparison and is attributed mainly to net income of $12.1 million partially offset by preferred stock dividends of $1.5 million.

Temporary Investments
Temporary investments consist of interest bearing deposits in other banks and federal funds sold and securities purchased under agreements to resell. The Company uses these funds in the management of liquidity and interest rate sensitivity or as a short-term holding prior to subsequent movement into other investments with higher yields or for other purposes. At December 31, 2012, temporary investments were $68.4 million, an increase of $2.9 million or 4.5% compared to $65.5 million at year-end 2011.

Investment Securities
The investment securities portfolio is comprised primarily of residential mortgage-backed securities, tax-exempt securities of states and political subdivisions, and debt securities issued by U.S. government-sponsored agencies. Substantially all of the Company’s investment securities are designated as available for sale. Total investment securities had a carrying amount of $574 million at year-end 2012, a decrease of $24.8 million or 4.1% compared to $599 million at year-end 2011. The decrease in investment securities is mainly the result of the decline in long-term borrowings and deposits. Proceeds received from maturing or sold investment securities not needed to fund higher-earning loans are either reinvested in similar investments or used to manage liquidity, such as for deposit outflows or other payment obligations. The Company periodically sells investment securities in response to its overall asset/liability management strategy to lock in gains, increase yield, restructure expected future cash flows, and/or enhance its capital position.

The amortized cost of investment securities decreased $25.4 million or 4.3%, while the net unrealized gain related to investments in the available for sale portfolio increased $610 thousand or 4.4%. During 2012, the Company purchased $333 million of available for sale investment securities, which was offset by amounts sold, matured, and called of $135 million, $20.7 million, and $198 million, respectively. The increase in the net unrealized gain was driven by a downward movement in mid to longer-term market interest rates. As market interest rates decline, the value of fixed rate investments increases.

At year-end 2012, investment securities include $5.8 million amortized cost amounts of single-issuer trust preferred capital securities of a U.S. based global financial services firm with an estimated fair value of $5.0 million. This represents an increase in estimated fair value of $695 thousand or 16.2% compared with $4.3 million at year-end 2011, with a recent high price point occurring during the fourth quarter of 2012.

The Company’s investment in the single-issuer trust preferred capital securities continues to perform according to contractual terms and, although downgraded in the second quarter of 2012, continues to be rated as investment grade by major rating agencies. The issuer of the securities announced in the first quarter of 2012 that it had passed stringent regulatory stress testing as well as receiving regulatory approval to both increase per share common dividend payments and initiate a new equity repurchase program. The Company does not intend to sell these securities nor does the Company believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company believes these securities are not impaired due to reasons of credit quality or other factors, but rather the unrealized loss is primarily attributed to general uncertainties in the financial markets and market volatility. The Company believes that it will be able to collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will recover as they approach their maturity dates.

None of the total gross unrealized loss of $1.4 million at December 31, 2012 in the Company’s investment securities portfolio has been included in income since they are identified as temporary. The Company believes that it will be able to collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will recover as they approach their maturity dates. The Company does not consider any of the securities to be impaired due to reasons of credit quality or other factors. The Company does not expect to incur a loss on these securities unless they are sold prior to maturity. The Company does not currently have the intent to sell nor does it believe it will be required to sell these securities before anticipated recovery. All investment securities in the Company’s portfolio are currently performing.

Funds made available from sold, matured, or called bonds are redirected to fund higher yielding loan growth, reinvested to purchase additional investment securities, or otherwise employed to improve the composition of the balance sheet and liquidity. The purchase of nontaxable obligations of states and political subdivisions is one of the primary means of managing the Company’s tax position. The impact of the alternative minimum tax related to the Company’s ability to acquire tax-free obligations at an attractive yield is routinely monitored. The Company does not have direct exposure to the subprime mortgage market. The Company does not originate subprime mortgages nor has it invested in bonds that are secured by such mortgages.

The following table summarizes the carrying values of investment securities on December 31, 2012, 2011, and 2010.  The investment securities are divided into available for sale and held to maturity securities.  Available for sale securities are carried at the estimated fair value and held to maturity securities are carried at amortized cost. Corporate debt securities consist primarily of debt issued by a large global financial services firm. Mutual funds and equity securities are attributed to the Company’s captive insurance subsidiary.

December 31,	2012		2011		2010
(In thousands)	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity
Obligations of U.S. government-sponsored entities	$76,095	$-	$96,163	$-	$41,613	$-
Obligations of states and political subdivisions	118,755	820	84,619	875	74,799	930
Mortgage-backed securities – residential	370,439	-	408,863	-	319,930	-
Mortgage-backed securities – commercial	-	-	209	-	-	-
U.S. Treasury securities	-	-	-	-	1,044	-
Corporate debt securities	5,826	-	6,364	-	6,606	-
Mutual funds and equity securities	1,993	-	1,601	-	190	-
Total	$573,108	$820	$597,819	$875	$444,182	$930

The following table presents an analysis of the contractual maturity and tax equivalent weighted average interest rates of investment securities at December 31, 2012. Available for sale securities amounts are stated at fair value and held to maturity securities amounts are stated at amortized cost. Mortgage-backed securities are included in maturity categories based on their stated maturity dates. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mutual funds and equity securities are attributed to the Company’s captive insurance subsidiary. These investments have no stated maturity date and are not included in the maturity schedule that follows.

Available for Sale

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
(In thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Obligations of U.S. government-sponsored entities	$-	-%	$26,149	.9%	$42,245	1.4%	$7,701	1.8%
Obligations of states and political subdivisions	921	3.1	31,310	2.7	71,060	3.7	15,464	4.3
Mortgage-backed securities – residential	6	3.4	-	-	364	4.4	370,069	2.7
Corporate debt securities	-	-	707	3.5	125	5.6	4,994	2.0
Total	$927	3.1%	$58,166	1.9%	$113,794	2.8%	$398,228	2.7%

Held to Maturity

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
(In thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Obligations of states and political subdivisions	$-	-%	$-	-%	$-	-%	$820	5.4%

The calculation of the weighted average interest rates for each category is based on the weighted average costs of the securities. The weighted average tax rates on exempt states and political subdivisions are computed based on the marginal corporate Federal tax rate of 35%.

Loans
Loans, net of unearned income, were $1.0 billion at December 31, 2012, a decrease of $67.1 million or 6.3% compared to year-end 2011. The Company continues to take a measured and cautious approach to new lending as it continues to strengthen its credit culture and underwriting standards. The Company seeks higher quality loan demand while working to reduce its elevated amount of nonperforming assets in a slow growing economy that has been slow to recover from one of the most severe recession in recent history.

The composition of the loan portfolio, net of unearned income, is summarized in the table that follows. As indicated in the table, each category within the portfolio experienced declines at year-end 2012 compared to a year earlier. Based on economic forecasts and other available information, the Company expects continuing, but slow, economic improvement in the local and regional economy for 2013 and 2014. An improving economic outlook could slow the rate of decline experienced in outstanding loan balances in recent years or result in a small amount of loan growth.

December 31, (In thousands)	2012	%	2011	%	2010	%	2009	%	2008	%
Commercial, financial, and agricultural	$87,440	8.7%	$93,807	8.7%	$108,959	9.1%	$114,687	9.0%	$116,816	8.9%
Real estate – construction and land development	102,454	10.2	119,989	11.2	154,208	12.9	211,725	16.7	260,434	19.8
Real estate mortgage – residential	368,762	36.7	397,357	37.1	424,995	35.6	435,294	34.2	428,916	32.7
Real estate mortgage – farmland and other commercial enterprises	425,477	42.3	432,438	40.3	461,182	38.7	449,659	35.3	434,688	33.1
Installment	18,247	1.8	21,365	2.0	28,532	2.4	36,280	2.9	44,504	3.4
Lease financing	2,615	.3	7,152	.7	14,964	1.3	24,297	1.9	27,222	2.1
Total	$1,004,995	100.0%	$1,072,108	100.0%	$1,192,840	100.0%	$1,271,942	100.0%	$1,312,580	100.0%

On an average basis, loans represented 60.1% of earning assets for 2012, a decrease of 287 basis points compared to 63.0% for 2011. As loan demand changes, available funds are reallocated between temporary investments or investment securities, which typically involve a decrease in credit risk and result in lower yields. The Company does not have direct exposure to the subprime mortgage market. The Company does not originate subprime mortgages nor has it invested in bonds that are secured by such mortgages. Subprime mortgage lending is defined by the Company generally as lending to a borrower that would not qualify for a mortgage loan at prevailing market rates or whereby the underwriting decision is based on limited or no documentation of the ability to repay.

The following table presents the amount of commercial, financial, and agricultural loans and loans secured by real estate outstanding at December 31, 2012 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

Loan Maturities

	Within	After One But	After
(In thousands)	One Year	Within Five Years	Five Years	Total
Commercial, financial, and agricultural	$34,391	$29,240	$23,809	$87,440
Real estate – construction and land development	62,429	32,900	7,125	102,454
Real estate mortgage – residential	35,452	92,774	240,536	368,762
Real estate mortgage – farmland and other commercial enterprises	72,694	165,674	187,109	425,477
Total	$204,966	$320,588	$458,579	$984,133

The table below presents the amount of commercial, financial, and agricultural loans and loans secured by real estate outstanding at December 31, 2012 that are due after one year, classified according to sensitivity to changes in interest rates.

Interest Sensitivity

	Fixed	Variable
(In thousands)	Rate	Rate
Due after one but within five years	$271,352	$49,236
Due after five years	83,772	374,807
Total	$355,124	$424,043

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

The Company’s risk-rated methodology includes segregating non-impaired watch list and past due loans from the general portfolio and allocating a loss percentage to these loans depending on their status. For example, watch list loans, which may be identified by the internal loan review risk-rating process or by regulatory examiner classification, are assigned a certain loss percentage while loans past due 30 days or more are assigned a different loss percentage. Each of these percentages considers past experience as well as current factors. The remainder of the general loan portfolio is segregated into portfolio segments having similar risk characteristics identified as follows:  real estate loans, commercial loans, and consumer loans. Each of these portfolio segments is assigned a loss percentage based on their respective actual twelve-quarter rolling historical loss rates, adjusted for qualitative risk factors.

The qualitative risk factors used in the methodology to adjust historical loss experience for each loan segment are identified below. Each factor is supported by a detailed analysis performed at each subsidiary bank and is both measureable and supportable. Some factors include a minimum allocation in some instances where loss levels are extremely low and it is determined to be prudent from a safety and soundness perspective. Qualitative risk factors that are used in the methodology include the following for each loan portfolio segment:

•	Delinquency trends
•	Trends in net charge-offs
•	Trends in loan volume
•	Lending philosophy risk
•	Management experience risk
•	Concentration of credit risk
•	Economic conditions risk

As discussed further in Note 1 to the Company’s 2012 audited consolidated financial statements, in the first quarter the Company refined its methodology used to calculate its allowance for loan losses. The Company adopted the revisions to better reflect the impact of adjustments made to historic loss percentages. The most significant parts of the change includes the addition of a considerably greater amount of economic and other qualitative input which are more reflective of current market conditions, the removal of a qualitative factor in which the objective was to quantify losses based on a migration analysis of loans from performing to nonperforming status over time which is no longer reflective of current credit quality trends, and the removal of a qualitative component for which the objective was to identify and capture larger, unexpected losses which is no longer relevant to the current portfolio composition. The net effect of the changes in the methodology related to the qualitative risk factors was a reduction in the allowance for loan losses of $2.9 million.

In addition to the refinements made to the Company’s allowance for loans losses methodology referred to above, the Company also made a policy change regarding how it identifies impaired loans. Previously, the Company identified as impaired all loans that were both in excess of a predetermined dollar threshold and that were also risk rated as substandard as part of its quarterly loan review analysis. Under the revised policy, certain substandard loans that previously were considered impaired may no longer be classified as such.

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

Although the overall economy experienced further improvements in 2012, economic weaknesses remain as a result of one of the most severe economic declines in recent history which began toward the end of 2007 and early 2008. The economic decline over the last several years resulted in significant deterioration in the Company’s credit quality and collateral values primarily in residential real estate lending. More recently, throughout much of Kentucky, foreclosure rates have started to decline, housing prices have stabilized, and housing starts are beginning to increase. However, the unemployment rate in Kentucky remains higher than the national average, though it is lower in the Central Kentucky region. Economic growth remains slow, with current GDP growth forecasts for the U.S. and Kentucky at 2.5% and 3.0%, respectively, for 2013.

The credit quality of the Company’s loan portfolio is beginning to improve, resulting in the lowest level of nonperforming assets since peaking during the first quarter of 2010. Despite recent improvement, the level of nonperforming assets remains elevated. High levels of nonperforming assets generally result in loan charge-offs, provisions for loan losses, and impairment charges on repossessed real estate. The Company expects the lingering effects of the economic downturn to continue to hinder its efforts to further improve asset quality in the short term. The Company works with its loan customers on an individual case-by-case basis in order to maximize loan repayments and does not have a formal loan modification program.

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

At year-end 2012, the Company had $5.1 million in specific reserves related to impaired loans. Of this total, $2.1 million or 40.3% is attributed to loans secured by real estate development projects and $1.6 million or 30.9% relates to real estate loans secured by commercial properties. Specific reserves in the amount of $1.6 million are attributed to a single real estate development credit with a related outstanding principal balance of $8.6 million. This credit was classified as a performing restructured loan at year-end 2012.

The provision for loan losses was $2.8 million for 2012, a decrease of $10.7 million or 79.4% compared to $13.5 million for 2011. The decrease in the provision for loan losses is attributed mainly to an overall improvement in the credit quality of the loan portfolio and a decrease in loan balances outstanding. Nonperforming loans, loans past due 30-89 days, and watch list loans all decreased in the comparison. Historical loss rates, adjusted for current risk factors, have also improved as lower recent charge-off activity has replaced the higher levels that spiked upward starting in 2009 and are beginning to roll out of the Company’s three-year look-back period used when evaluating the allowance for loan losses. Further information about nonperforming loans is included under the caption “Nonperforming Assets” that follows.

Net charge-offs were $6.6 million for 2012, a decrease of $7.4 million or 52.9% when compared to 2011. Net charge-offs for 2012 include $3.2 million related to nine larger-balance credits. Five of these credits secured by real estate development projects had charge-offs totaling $1.9 million, three credits secured by commercial real estate had charge-offs of $940 thousand, and one credit secured by multi-family residential real estate with a charge-off of $405 thousand. Gross charge-offs and recoveries by loan category are detailed in the table that follows. Net charge-offs as a percentage of average loans were .64% for 2012, a decrease of 60 basis points compared to 1.24% for 2011. The allowance for loan losses as a percentage of outstanding loans (net of unearned income) was 2.43% and 2.64% at year-end 2012 and 2011, respectively. As a percentage of nonperforming loans, the allowance for loan losses increased to 45.4% at year-end 2012 compared to 35.8% at year-end 2011. The higher percentage was driven by a $25.0 million or 31.7% overall decline in nonperforming loans during 2012.

The relatively low amount of the allowance for loan losses as a percentage of nonperforming loans is due mainly to the composition of nonperforming loans, where performing restructured loans make up 48.9% of nonperforming loans outstanding at year-end 2012. The allowance attributed to credits that are restructured with lower interest rates generally represents the difference in the present value of future cash flows calculated at the loan’s original effective interest rate and the new lower rate. This typically results in a reserve for loan losses that is less severe than for other loans that are collateral dependent.

Many of the nonaccrual loans outstanding at year-end 2012 have previously been charged-down. These charge-offs have occurred mainly as a result of the Company’s ongoing effort to appropriately value the collateral securing these loans through timely appraisals and evaluating the overall financial condition of the borrower.

The table below summarizes the loan loss experience for the past five years.

Allowance For Loan Losses

Years Ended December 31, (In thousands)	2012	2011	2010	2009	2008
Balance of allowance for loan losses at beginning of year	$28,264	$28,784	$23,364	$16,828	$14,216
Loans charged off:
Commercial, financial, and agricultural	216	1,023	869	1,618	1,160
Real estate - construction and land development	2,549	6,732	7,599	4,176	581
Real estate mortgage - residential	2,508	4,277	1,521	3,247	675
Real estate mortgage - farmland and other commercial enterprises	1,823	2,767	1,557	2,304	817
Installment	441	544	709	948	953
Lease financing	99	10	135	2,475	356
Total loans charged off	7,636	15,353	12,390	14,768	4,542
Recoveries of loans previously charged off:
Commercial, financial, and agricultural	105	177	181	132	153
Real estate - construction and land development	102	8	2	-	8
Real estate mortgage - residential	246	189	42	82	53
Real estate mortgage - farmland and other commercial enterprises	318	47	28	34	991
Installment	234	276	286	216	256
Lease financing	40	649	38	72	372
Total recoveries	1,045	1,346	577	536	1,833
Net loans charged off	6,591	14,007	11,813	14,232	2,709
Additions to allowance charged to expense	2,772	13,487	17,233	20,768	5,321
Balance at end of year	$24,445	$28,264	$28,784	$23,364	$16,828
Average loans net of unearned income	$1,035,959	$1,130,273	$1,236,202	$1,306,800	$1,302,394
Ratio of net charge-offs during year to average loans, net of unearned income	.64%	1.24%	.96%	1.09%	.21%

The following table presents an estimate of the allocation of the allowance for loan losses by type for the dates indicated. Although specific allocations exist, the entire allowance is available to absorb losses in any particular category. The increase in the allocation related to the category of farmland and other commercial enterprises resulted primarily from the refinement in the Company’s allowance methodology during the first quarter of 2012, including the removal of a qualitative factor in which the objective was to quantify losses based on a migration analysis of loans from performing to nonperforming status over time which is no longer reflective of current credit quality trends.

December 31, (In thousands)	2012		2011		2010		2009		2008
	Amount	% of Respective Loan Category	Amount	% of Respective Loan Category	Amount	% of Respective Loan Category	Amount	% of Respective Loan Category	Amount	% of Respective Loan Category
Commercial, financial, and agricultural	$1,475	1.69%	$3,268	3.48%	$2,876	2.64%	$3,914	3.41%	$1,992	1.71%
Real estate – construction and land development	3,498	3.41	6,089	5.07	10,367	6.72	9,806	4.63	5,065	1.94
Real estate mortgage – residential	6,184	1.68	11,111	2.80	10,017	2.36	4,749	1.09	3,337	.78
Real estate mortgage – farmland and other commercial enterprises	12,572	2.95	6,338	1.47	4,143	.90	3,252	.72	3,300	.76
Installment	678	3.72	1,218	5.70	997	3.49	1,005	2.77	2,333	5.24
Lease financing	38	1.45	240	3.36	384	2.57	638	2.63	801	2.94
Total	$24,445	2.43%	$28,264	2.64%	$28,784	2.41%	$23,364	1.84%	$16,828	1.28%

Additional information concerning the Company’s asset quality is presented under the caption “Nonperforming Assets” which follows and “Investment Securities” beginning on page 54.

Nonperforming Assets
The Company’s nonperforming assets consist of nonperforming loans, OREO, and other foreclosed assets. Nonperforming loans include nonaccrual loans, restructured loans, and loans 90 days or more past due and still accruing interest.  The accrual of interest on loans is discontinued when it is determined that the collection of interest or principal is doubtful, or when a default of interest or principal has existed for 90 days or more, unless such loan is well secured and in the process of collection. Restructured loans occur when a lender, because of economic or legal reasons related to a borrower’s financial difficulty, grants a concession to the borrower that it would not otherwise consider. Restructured loans typically include a reduction of the stated interest rate or an extension of the maturity date, among other possible concessions. The Company gives careful consideration to identifying which of its challenged credits merit a restructuring of terms that it believes will result in maximum loan repayments and mitigate possible losses. Cash flow projections are carefully scrutinized prior to restructuring any credits; past due credits are typically not granted concessions.

Nonperforming assets were $106 million at year-end 2012. This represents a decrease of $10.7 million or 9.1% compared to $117 million at year-end 2011. Nonperforming assets have declined to their lowest level since the first quarter of 2010, when they peaked at $135 million. Nonperforming assets increased sharply during 2009 and remain elevated mainly as a result of ongoing weaknesses in the overall economy, which continues to strain the Company and many of its customers.

Nonperforming assets by category are presented in the table below for the dates indicated.

December 31, (In thousands)	2012	2011	2010	2009	2008
Loans accounted for on nonaccrual basis	$27,408	$59,755	$53,971	$56,630	$21,545
Loans past due 90 days or more and still accruing	103	1	42	1,807	3,913
Restructured loans	26,349	19,125	36,978	17,911	-
Total nonperforming loans	53,860	78,881	90,991	76,348	25,458

Other real estate owned	52,562	38,157	30,545	31,232	14,446
Other foreclosed assets	-	36	34	38	47
Total nonperforming assets	$106,422	$117,074	$121,570	$107,618	$39,951

Ratio of total nonperforming loans to total loans (net of unearned income)	5.4%	7.4%	7.6%	6.0%	1.9%
Ratio of total nonperforming assets to total assets	5.9	6.2	6.3	5.0	1.8

Additional details related to nonperforming loans were as follows at year-end 2012 and 2011:

Nonperforming Loans
December 31, (In thousands)	2012	2011
Nonaccrual Loans
Commercial, financial, and agriculture	$649	$386
Real estate - construction and land development	7,700	30,744
Real estate mortgage - residential	6,025	11,906
Real estate mortgage - farmland and other commercial enterprises	12,878	16,503
Installment	103	92
Lease financing	53	124
Total nonaccrual loans	$27,408	$59,755

Restructured Loans
Real estate - construction and land development	$8,736	$6,207
Real estate mortgage - residential	634	3,897
Real estate mortgage - farmland and other commercial enterprises	16,940	9,021
Installment	39	-
Total restructured loans	$26,349	$19,125

Past Due 90 Days or More and Still Accruing
Real estate mortgage - farmland and other commercial enterprises	$103	$-
Installment	-	1
Total past due 90 days or more and still accruing	$103	$1

Total nonperforming loans	$53,860	$78,881

The most significant components of nonperforming loans include nonaccrual and restructured loans. Activity during 2012 related to these two components was as follows:

(In thousands)	Nonaccrual Loans	Restructured Loans
Balance at December 31, 2011	$59,755	$19,125
Loans placed on nonaccrual status	17,283	(1,547)
Loans restructured	(38)	9,213
Principal paydowns	(10,610)	(442)
Transfers to other real estate owned	(32,169)	-
Charge-offs/write-downs	(6,120)	-
Reclassified to performing status	(693)	-
Balance at December 31, 2012	$27,408	$26,349

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

As modifications are made, management evaluates whether the modification meets the criteria to be classified as a troubled debt.  These criteria include two components:

1.	The bank made a concession on the loan terms, and
2.	The borrower is experiencing financial difficulty.

The Company’s loan policy provides guidance to lending personnel regarding restructured loans to ensure those that are troubled debt are properly identified. Additional attention is given to restructured loans through the oversight of the Chief Credit Officer at the Parent Company to ensure that modifications meeting criteria for restructured loans are identified and properly reported.

The table below sets forth on an aggregate basis at December 31, 2012, the types of non-troubled debt restructurings by loan type, number of loans, average loan balance and modification type:

# of Loans	Loan Type	Average Loan Balance (in thousands)	Range of Loan Balances (in thousands)			Modification Type
2	Real estate mortgage - residential	$737	$9	–	$1,465	changed to more frequent repayments (in one cases lowered interest rate to market rate to retain loan)
37	Real estate mortgage - residential	465	19	–	4,850	lowered interest rate to market rate to retain loan
1	Real estate mortgage – farmland and other commercial enterprises	1,123		1,123		changed amortization period
25	Real estate mortgage – farmland and other commercial enterprises	627	14	–	2,944	lowered interest rate to market rate to retain loan
3	Commercial	32	6	–	73	lowered interest rate to market rate to retain loan
5	Consumer	27	0	–	61	lowered interest rate to market rate to retain loan

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

Other real estate owned includes real estate properties acquired by the Company through, or in lieu of, actual loan foreclosures. At year-end 2012, OREO was $52.6 million, an increase of $14.4 million or 37.8% compared to $38.2 million at year-end 2011.

OREO activity for 2012 was as follows:

(In thousands)	Amount
Balance at December 31, 2011	$38,157
Transfers from loans	33,913
Transfers from premises	212
Proceeds from sales	(15,636)
Loss on sales	(324)
Write downs and other decreases, net	(3,760)
Balance at December 31, 2012	$52,562

The increase in OREO was driven by the Company receiving possession of properties previously securing nonaccrual real estate loans in the amount of $32.2 million. Sales proceeds from OREO increased $2.6 million or 20.0% in 2012 compared to 2011, but were outpaced by higher inflows. The increase in repossession activity during 2012 is mainly a function of the Company working its way through the difficult credit cycle, which began in late 2007 and has not fully stabilized. OREO at year-end 2012 includes $28.6 million that previously secured 10 larger-balance credit relationships.

The Company’s comprehensive risk-grading and loan review program includes a review of loans to assess risk and assign a grade to those loans, a review of delinquencies, and an assessment of loans for needed charge-offs or placement on nonaccrual status. The Company had loans in the amount of $102 million and $125 million at year-end 2012 and year-end 2011, respectively, which were performing but considered potential problem loans and are not included in the nonperforming loan totals in the table above. These loans, however, are considered in establishing an appropriate allowance for loan losses. The balance outstanding for potential problem credits is mainly a result of ongoing weaknesses in the overall economy that continue to strain the Company and many of its customers, particularly real estate development lending. Potential problem loans include a variety of borrowers and are secured primarily by real estate. At December 31, 2012, the five largest potential problem credits were $16.6 million in the aggregate compared to $33.6 million at year-end 2011 and secured by various types of real estate including commercial, construction properties, and residential real estate development.

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

Deposits
The Company’s primary source of funding for its lending and investment activities results from its customer deposits, which consist of noninterest and interest bearing demand, savings, and time deposits. A summary of the Company’s deposits is presented in the table below. The decrease in time deposits is a result of the Company’s overall liquidity position, which correlates with a strategy to lower its cost of funds mainly by allowing higher-rate certificates of deposit to roll off or reprice at significantly lower interest rates. Many of those balances have been rolled into either interest bearing or noninterest bearing demand accounts by the customer. As rates have decreased throughout the deposit portfolio, many customers have opted to transfer funds from maturing time deposits or investments from other sources into short-term demand or savings accounts. The Company has not sought out or accepted brokered deposits in the past nor does it have plans to do so in the future.

A summary of the Company’s deposits is as follows for the dates indicated:

December 31, (In thousands)	2012	2011	Increase (Decrease)
Noninterest Bearing	$254,912	$224,259	$30,653

Interest Bearing
Demand	296,931	261,920	35,011
Savings	318,302	301,217	17,085
Time	540,665	647,669	(107,004)
Total interest bearing	1,155,898	1,210,806	(54,908)

Total Deposits	$1,410,810	$1,435,065	$(24,255)

A summary of average balances for deposits by type and the related weighted average rates paid is as follows for the periods presented:

Years Ended December 31,	2012		2011		2010
(In thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest bearing demand	$238,443	-%	$217,357	-%	$210,367	-%

Interest bearing demand	281,076	.09	258,244	.14	258,674	.18
Savings	311,724	.20	293,526	.41	272,080	.61
Time	588,544	1.42	687,517	1.88	807,730	2.51
Total Interest Bearing	1,181,344	.78	1,239,287	1.17	1,338,484	1.67

Total	$1,419,787	.65%	$1,456,644	.99%	$1,548,851	1.44%

Maturities of time deposits of $100,000 or more outstanding at December 31, 2012 are summarized as follows:

(In thousands)	Amount
3 months or less	$41,933
Over 3 through 6 months	27,494
Over 6 through 12 months	37,323
Over 12 months	74,450
Total	$181,200

Short-term Borrowings
Short-term borrowings consist primarily of federal funds purchased and securities sold under agreements to repurchase with year-end balances outstanding of $24.1 million, $27.0 million, and $47.0 million for 2012, 2011, and 2010, respectively. Such borrowings are generally on an overnight basis. Other short-term borrowings for 2010 include demand notes issued to the U.S. Treasury under the treasury tax and loan note option account totaling $420 thousand. A summary of short-term borrowings is as follows:

(In thousands)	2012	2011	2010
Amount outstanding at year-end	$24,083	$27,022	$47,409
Maximum outstanding at any month-end	31,632	72,810	76,848
Average outstanding	26,134	38,043	46,483
Weighted average rate at year-end	.29%	.53%	.56%
Weighted average rate during the year	.37	.50	. 70

Long-term Borrowings
The Company’s long-term borrowings are comprised of securities sold under agreements to repurchase, FHLB advances, and subordinated notes payable to unconsolidated trusts. Long-term securities sold under agreements to repurchase represent obligations related to the Company’s 2007 balance sheet leverage transaction. In this transaction, the Company borrowed $200 million through multiple fixed rate repurchase agreements and used the proceeds to purchase fixed rate GNMA bonds that are pledged as collateral. The Company is required to secure the borrowed funds by GNMA bonds that are valued at 106% of the outstanding principal balance of the borrowings. At December 31, 2012, the amount outstanding under long-term repurchase agreements was $100 million with a weighted average interest rate of 3.95%. These borrowings are putable quarterly and mature in November 2017.

FHLB advances to the Company’s subsidiary banks are secured by restricted holdings of FHLB stock that participating banks are required to own as well as certain mortgage loans as required by the FHLB. Such advances are made pursuant to several different credit programs which have their own interest rates and range of maturities. Interest rates on FHLB advances are fixed and range between 2.60% and 6.90%, with a weighted average rate of 4.04%.  Remaining maturities of FHLB advances extend over multiple time periods through 2020, with a weighted average remaining term of 3.7 years. FHLB advances are generally used to increase the Company’s lending activities and to aid the efforts of asset and liability management by utilizing various repayment options offered by the FHLB. Long-term advances from the FHLB totaled $29.3 million and $40.7 million at December 31, 2012 and 2011, respectively. This represents a decrease of $11.4 million or 28.0%, which resulted entirely from scheduled repayment activity.

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

The Trusts used the proceeds from the sale of preferred securities, plus capital of $1.5 million contributed by the Company to establish the trusts, to purchase the Company’s subordinated notes in amounts and bearing terms that parallel the amounts and terms of the respective preferred securities. Amounts and general terms related to the Trusts at year-end 2012 are summarized in the table below.

(Dollars in thousands)	Trust I	Trust II	Trust III
Subordinated notes payable	$10,310	$15,464	$23,196
Interest rate terms	3-month LIBOR +150 BP	3-month LIBOR +165 BP	3-month LIBOR +132 BP
Interest rate in effect at year-end	1.81%	1.96%	1.63%
Stated maturity date	September 30, 2035	September 30, 2035	November 1, 2037

The subordinated notes of Trusts I and II became redeemable in whole or in part, without penalty, at the Company’s option during 2010. The subordinated notes of Trust III are redeemable in whole or in part, without penalty, at the Company’s option on or after November 1, 2012. The subordinated notes are junior in right of payment of all present and future senior indebtedness of the Company. The weighted average interest rate in effect as of the last determination date in 2012 and 2011 was 1.77% and 4.27%, respectively. The decrease in the average rate for 2012 is due primarily to the rate related to Trust III, which converted from fixed to floating during the fourth quarter of 2012. Prior to this conversion, the rate for Trust III had been fixed at 6.60% since inception.

Contractual Obligations
The Company’s contractual obligations to make future payments as of December 31, 2012 are as follows:

	Payments Due by Period
Contractual Obligations (In thousands)	Total	One Year or Less	One to Three Years	Three to Five Years	More Than Five Years
Time deposits	$540,665	$323,554	$158,983	$53,056	$5,072
Long-term FHLB debt	29,297	2,000	8,029	15,000	4,268
Subordinated notes payable	48,970	-	-	-	48,970
Long-term securities sold under agreements to repurchase	100,000	-	-	100,000	-
Unfunded postretirement benefit obligations	5,552	377	842	962	3,371
Operating leases	1,934	355	644	367	568
Employment agreements	2,247	590	1,179	478	-
Total	$728,665	$326,876	$169,677	$169,863	$62,249

Long-term FHLB debt represents FHLB advances pursuant to several different credit programs. Long-term FHLB debt, subordinated notes payable, and securities sold under agreements to repurchase are more fully described under the caption “Long-term Borrowings” above and in Note 8 of the Company’s 2012 audited consolidated financial statements. Payments for borrowings in the table above do not include interest. Postretirement benefit obligations are actuarially determined and estimated based on various assumptions with payouts projected over the next ten years. Estimates can vary significantly each year due to changes in significant assumptions. Operating leases include standard business equipment used in the Company’s day-to-day business as well as the lease of certain branch sites. Operating lease terms generally range from one to five years, with the ability to extend certain branch site leases at the Company’s option. Payments related to leases are based on actual payments specified in the underlying contracts. Employment agreements represent annual base salary amounts payable by the Company to three of its employees. One of these agreements was entered into during 2012 with the Company’s Chief Executive Officer and includes aggregate payments of $385 thousand annually for an initial term of four years. The other agreements are with two key officers of a subsidiary.

Guarantees
During 2007, the Parent Company entered into a guarantee agreement whereby it agreed to become unconditionally and irrevocably the guarantor of the obligations of three of its bank subsidiaries in connection with the $200 million balance sheet leverage transaction. Principal payments by the bank subsidiaries have reduced the outstanding balance of the obligation to $100 million at year-end 2012, with remaining maturity dates occurring in 2017. The outstanding borrowings are required to be secured by GNMA bonds valued at 106% of the outstanding borrowings, although the banks typically maintain an amount in excess of the required minimum. Should any of the subsidiary banks default on its borrowings under the agreement, the GNMA bonds securing the borrowings would be liquidated to satisfy amounts due. If the value of the GNMA bonds fall below the obligation under the contract, the Parent Company is obligated to cover any such shortfall in absence of the subsidiary banks ability to do so. The Parent Company believes its subsidiary banks are fully capable of fulfilling their obligations under the borrowing arrangement and that the Parent Company will not be required to make any payments under the guarantee agreement.

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

The Company has a Corporate Asset and Liability Management Committee (“ALCO”) which monitors the composition of the balance sheet to ensure comprehensive management of interest rate risk and liquidity. ALCO also provides guidance and support to each ALCO of the Company’s subsidiary banks and is responsible for monitoring risks on a company-wide basis. ALCO has established minimum standards in its asset and liability management policy that each subsidiary bank must adopt. However, the subsidiary banks are permitted to deviate from these standards so long as the deviation is no less stringent than that of the Corporate policy.

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

At December 31, 2012, the model indicated that if rates were to gradually increase by 200 basis points over the next twelve months, then net interest income (TE) and net income would increase .6% and 1.9%, respectively, compared to forecasted results. The model indicated that if rates were to gradually decrease by 200 basis points over the next twelve months, then net interest income (TE) and net income would decrease 1.8% and 4.9%, respectively, compared to forecasted results.

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

The Company uses a liquidity ratio to help measure its ability to meet its cash flow needs. This ratio is monitored by ALCO at both the bank and consolidated level. The liquidity ratio is based on current and projected levels of sources and uses of funds. This measure is useful in analyzing cash needs and formulating strategies to achieve desired results. For example, a low liquidity ratio could indicate that the Company’s ability to fund loans might become more difficult. A high liquidity ratio could indicate that the Company may have a disproportionate amount of funds in low yielding assets, which is more likely to occur during periods of sluggish loan demand or economic difficulties. The Company’s liquidity position, as measured by its liquidity ratio, was higher at year-end 2012 compared to year-end 2011 and is within ALCO guidelines. The Company’s high liquidity ratio is mainly as a result of a declining loan portfolio; as loans have paid down, payments have been reinvested more in investments securities or other temporary investments due to a decrease in high quality loan demand. The Company has also taken a more cautious lending strategy while it continues to work through a high level of nonperforming assets in an economic environment that remains challenging.

As of December 31, 2012, the Company had $219 million of additional borrowing capacity under various FHLB, federal funds, and other borrowing agreements. However, there is no guarantee that these sources of funds will continue to be available to the Company, or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in the Company’s liquidity from these sources. The Company’s borrowing capacity increased $31.8 million or 17.0% since year-end 2011, primarily as a result of additional borrowings available from the FHLB. This additional borrowing capacity resulted from improving credit metrics at one of the Company’s subsidiary banks. As such, the FHLB in the first quarter of 2012 updated the collateral pledging method of the subsidiary bank to blanket lien status from possession (delivery) status. Blanket lien status is the least restrictive collateral arrangement used by the FHLB. This status is generally assigned to lower risk institutions that pledge loan collateral related to their borrowings.

Liquidity at the Parent Company level is primarily affected by the receipt of dividends from its subsidiary banks, cash balances maintained, short-term investments, and borrowings from nonaffiliated sources. Payment of dividends by the Company’s subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. In addition, certain of the Company’s bank subsidiaries banks must obtain regulatory approval to declare or pay dividends to the Parent Company as a result of increased capital required in connection with prior regulatory exams. Capital ratios at each of the Company’s four subsidiary banks exceed regulatory established “well-capitalized” status at December 31, 2012 under the prompt corrective action regulatory framework. See Note 17 “Regulatory Matters” of the Company’s 2012 audited consolidated financial statements for further information regarding restrictions on the payment of dividends and increased capital requirements at certain of the Company’s bank subsidiaries as outlined in prior regulatory agreements.

The Parent Company’s primary uses of cash include the payment of dividends to its preferred and common shareholders, injecting capital into subsidiaries, paying interest expense on borrowings, and paying for general operating expenses. Due to an agreement with its regulators, the Parent Company must obtain regulatory approval prior to making dividend payments on its preferred and common stock and interest payments on its trust preferred borrowings. While regulatory agencies have so far granted approval to all of the Company’s requests to make dividend payments on its preferred stock and interest payments on its trust preferred securities, the Company has not (based on the assessment by Company management of both the Company’s capital position and the earnings of its subsidiaries) sought regulatory approval to pay any common stock dividends since the fourth quarter of 2009.  Moreover, the Company will not pay any such dividend on its common stock in any subsequent quarter until the regulator’s assessment of the earnings of the Company’s subsidiaries, and the Company’s assessment of its capital position, both yield the conclusion that the payment of a Company common stock dividend is warranted. Reference is made to Note 17 “Regulatory Matters” of the Company’s 2012 audited consolidated financial statements, Item 1A “Risk Factors” of this Form 10-K, and the heading “Capital Resources” below for additional information on the Company’s restrictions and requirements related to the payment of interest and dividends.

The Parent Company had cash balances of $24.8 million at year-end 2012, an increase of $6.4 million or 34.9% compared to $18.4 million at year-end 2011. Significant cash receipts of the Parent Company during 2012 include dividends from subsidiaries in the amount of $12.0 million, management fees from subsidiaries of $3.5 million, and a $500 thousand return of capital from its data processing subsidiary, FCB Services. Dividends from subsidiaries include $6.0 million received from First Citizens, $4.0 million received from Farmers Bank, and $2.0 million from FFKT Insurance. The dividend payment by Farmers Bank, which required regulatory approval, is the first such payment made since entering into an agreement with its regulators during 2009. Significant cash payments by the Parent Company during 2012 include an additional capital investment in United Bank of $2.5 million, salaries, payroll taxes, and employee benefits of $2.4 million, interest on borrowed funds of $2.1 million, and the payment of dividends on preferred stock of $1.5 million. The Parent Company may fund any additional external capital requirements of any of its banking subsidiaries from future public or private sales of securities at an appropriate time or from existing resources of the Company, although the Parent Company is currently under no directive by its regulators to raise any additional capital.

Liquid assets consist of cash, cash equivalents, and available for sale investment securities.  At December 31, 2012, consolidated liquid assets were $669 million, a decrease of $23.2 million or 3.3% from year-end 2011.  The decrease in liquid assets resulted from a decline in available for sale investment securities of $24.7 million or 4.1%. Cash and cash equivalents was relatively unchanged at $95.9 million. Liquid assets remain elevated mainly as a result of the Company’s overall net funding position, which has been influenced by a strategy to realign the balance sheet and increase capital levels while managing a high level of nonperforming assets. The overall funding position of the Company changes as loan demand, deposit levels, and other sources and uses of funds fluctuate.

Net cash provided by operating activities was $28.4 million for 2012, up from $28.1 million for 2011. Net cash provided by investing activities was $63.2 million for 2012 compared to a net use of cash in 2011 of $53.0 million. The $116 million change is mainly related to investment securities and loan activity. For investment securities, the Company had net cash inflows in 2012 of $21.3 million, which compares with overall outflows of $146 million for 2011. Net cash inflows related to investment securities for 2012 resulted from an excess of cash received from sales, maturities, and calls over the amount of purchases made during the period. Net purchases of investment securities were significantly higher in the prior year and correlate to a much steeper decrease in loans in 2011 along with investing excess cash into higher yielding investment securities in light of weak high quality loan demand. For loans, the Company had net principal collections of $29.8 million for 2012, a decrease of $53.7 million compared to $83.5 million for 2011. Net principal collections on loans have declined as the pace of repayment activity has exceeded new originations.

Net cash used in financing activities was $90.0 million for 2012, an increase of $27.2 million or 43.4% compared to $62.8 million for 2011. The increase in net cash used in financing activities was driven mainly by the $50.0 million scheduled repayment of long-term repurchase agreements made during the fourth quarter of 2012. This was partially offset by a $17.4 million attributed to short-term borrowings. For 2012, net cash used to repay short-term borrowing was $2.9 million compared to $20.4 million a year earlier.

Information relating to commitments to extend credit is disclosed in Note 14 of the Company’s 2012 audited consolidated financial statements. These transactions are entered into in the ordinary course of providing traditional banking services and are considered in managing the Company’s liquidity position. The Company does not expect these commitments to significantly affect the liquidity position in future periods. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options, or similar instruments.

CAPITAL RESOURCES

Shareholders’ equity was $168 million at December 31, 2012 compared to $157 million at year-end 2011. This represents an increase of $11.0 million or 7.0% in the comparison and is attributed mainly to net income of $12.1 million partially offset by preferred stock dividends of $1.5 million.

Although the Parent Company is under no directive by its regulators to raise any additional capital, the Company filed a registration statement on Form S-3 with the SEC that became effective on October 19, 2009. Currently, as part of that filing, equity securities of the Company of approximately one-third of the market value of Company common stock held by non-affiliates (which as of January 31, 2013 one-third of the market value of common stock held by non-affiliates would have equaled approximately $34.6 million) could be offered for sale by the Company in one or more public offerings at an appropriate time.  Similarly, the Company could also seek to offer for sale debt or equity securities in a private placement exempt from the registration requirements of the Securities Act of 1933. The Company periodically evaluates potential capital raising scenarios and could seek a securities offering in the future. However, no determination has been made as to if or when a capital raise will be completed. Net proceeds from a potential sale of securities could be used for any corporate purpose determined by the Company’s board of directors.

At December 31, 2012, the Company’s tangible capital ratio was 9.23%, up 101 basis points compared to 8.22% at year-end 2011. The tangible capital ratio is defined as tangible equity as a percentage of tangible assets and excludes intangible assets. Tangible common equity to tangible assets, which further excludes outstanding preferred stock, was 7.59% at December 31, 2012, an increase of 92 basis points compared to 6.67% at year-end 2011.

Consistent with the objective of operating a sound financial organization, the Company’s goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios as of December 31, 2012 and the regulatory minimums were as follows:

	Farmers Capital Bank Corporation	Regulatory Minimum
Tier 1 Risk-based Capital1	18.27%	4.00%
Total Risk-based Capital1	19.53	8.00
Tier 1 Leverage Capital2	11.24	4.00

1
Tier 1 Risk-based and Total Risk-based Capital ratios are computed by dividing Tier 1 or Total Capital, as defined by regulation, by a risk-weighted sum of the assets, with the risk weighting determined by general standards established by regulation. The safest assets (e.g., government obligations) are assigned a weighting of 0% with riskier assets receiving higher ratings (e.g., ordinary commercial loans are assigned a weighting of 100%).

2	Tier 1 Leverage ratio is computed by dividing Tier 1 Capital, as defined by regulation, by its total quarterly average assets.

The table below represents an analysis of dividend payout ratios and equity to asset ratios for the previous five years.

Years Ended December 31,	2012	2011	2010	2009	2008
Percentage of common dividends declared to net income	-%	-%	-%	N/M	220.96%
Percentage of average shareholders’ equity to average total assets	8.85	8.05	7.32	8.76%	7.88

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

•	not pay any new salaries, bonuses, management fees or make any other payments to insiders without prior approval of the FRB St. Louis and the KDFI;

•	not incur additional debt or purchase or redeem any stock without the prior written approval of the FRB St. Louis and the KDFI;
•	submit to the FRB St. Louis and the KDFI an acceptable plan detailing the source and timing of funds for meeting the Company’s debt service requirements and other parent company expenses; and
•
within thirty days of the end of each calendar quarter submit to the FRB St. Louis and the KDFI parent company financial statements along with a status report on compliance with the provisions of the Memorandum.

Subsidiary Banks

The Company’s subsidiary banks are subject to capital-based regulatory requirements which place banks in one of five categories based upon their capital levels and other supervisory criteria.  These five categories are: (1) well-capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized.  To be well-capitalized, a bank must have a Tier 1 Leverage ratio of at least 5% and a Total Risk-based Capital ratio of at least 10%. As of December 31, 2012, the Company’s four subsidiary banks had the following capital ratios for regulatory purposes:

	Tier 1 Leverage Capital Ratio	Total Risk-based Capital Ratio

Farmers Bank	9.68%	19.20%
United Bank	9.45	16.69
First Citizens	9.42	14.46
Citizens Northern	9.36	14.22

Three of the Company’s subsidiary banks, due to recent regulatory exams, were required at year-end 2012 to maintain capital ratios in excess of the well-capitalized level under the prompt corrective action framework. The capital levels required for these three banks and other requirements related to the applicable regulatory exam are discussed below. As discussed below, Farmers Bank was notified by its regulators in January 2013 that, effective immediately, it was no longer subject to the Memorandum it entered into with banking regulators during 2009.

Farmers Bank.  In November of 2009, the KDFI and FRB St. Louis entered into a Memorandum with Farmers Bank.  The Memorandum requires that Farmers Bank obtain written consent prior to declaring or paying the Parent Company a cash dividend and to achieve and maintain a Tier 1 Leverage ratio of 8.0% by June 30, 2010.  The Parent Company injected from its reserves $11.0 million in capital into Farmers Bank during 2009 subsequent to the Memorandum.

At June 30, 2010, Farmers Bank had a Tier 1 Leverage ratio of 7.98% and a Total Risk-based Capital ratio of 15.78%. Subsequent to June 30, 2010, the Parent Company injected into Farmers Bank an additional $200 thousand in capital in order to raise its Tier 1 Leverage ratio to 8.0% to comply with the Memorandum. At December 31, 2012, Farmers Bank had a Tier 1 Leverage ratio of 9.68% and a Total Risk-based Capital ratio of 19.20%.

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

Following is a summary of the activity during 2012 of substandard loans that meet the reporting requirements included in the Memorandum.

Substandard Loans
(Dollars in thousands)		Activity During 2012
December 31, 2011		Increases		Decreases				December 31, 2012
Balance	Number of Credits	Additional Credit/New Classifications	Number of New Credits	Principal Payments	Charge Offs	Transfers to OREO	Other1	Balance	Number of Credits

$34,779	27	$8	-	$3,144	$1,646	$9,543	$6,384	$14,070	15

1	Represents amounts upgraded and no longer classified as substandard.

At December 31, 2012, Farmers Bank had 15 credit relationships with an aggregate outstanding balance of $14.1 million that meet the risk identification criteria established in the Memorandum. The aggregate amount of substandard loans outstanding at December 31, 2012 that meet the reporting criteria is below the target level established by Farmers Bank resulting from the Memorandum. Target levels are established based on projections of individual substandard loan amounts and will fluctuate depending on the actual amount of newly classified loans, principal reductions, or repossession activity.

The Company received written notification in January 2013 that the FRB St. Louis and the KDFI terminated the Memorandum that was entered into with Farmers Bank effective immediately. The termination followed a joint examination of Farmers Bank by the FRB St. Louis and the KDFI, which found satisfactory compliance with the terms of the Memorandum and overall improvement in financial condition.

United Bank.  In November of 2009, the FDIC and United Bank entered into a Cease and Desist Order (“C&D”) primarily as a result of its level of nonperforming assets.  The C&D was terminated in December 2011 coincident with the issuance of a Consent Order (“Consent Order”) entered into between the parties. The Consent Order is substantially the same as the C&D, with the primary exception being that United Bank must achieve and maintain a Tier 1 Leverage ratio of 9.0% and a Total Risk-based Capital ratio of 13.0% no later than March 31, 2012.   During the first quarter of 2012, the Parent Company injected from its reserves $2.5 million of capital into United Bank in order for it to comply with the Consent Order. At December 31, 2012, United Bank had a Tier 1 Leverage ratio of 9.45% and a Total Risk-based Capital ratio of 16.69%. The Parent Company has injected from its reserves $18.9 million of capital into United Bank since 2009.

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
•
continue its practice of adopting, implementing and adhering to a written profit plan and comprehensive budget for 2012 and each succeeding year, which must be submitted to the FDIC and KDFI for review and comment and include realistic and comprehensive budgets and review processes by both management and the bank’s board of directors;

•
continue to implement (and revise as necessary to meet current conditions) its written plan to manage concentrations of credit that were identified by regulators in their most recent examination, which must provide for procedures for measurement and monitoring of concentrations of credit and a limit on concentrations commensurate with the bank’s capital position, safe and sound banking practices, and overall risk profile;

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

Following is a summary of the activity during 2012 of substandard loans that meet the reporting requirements included in the Consent Order.

Substandard Loans
(Dollars in thousands)		Activity During 2012
December 31, 2011		Increases		Decreases				December 31, 2012
Balance	Number of Credits	Additional Credit/New Classifications	Number of New Credits	Principal Payments	Charge Offs	Transfers to OREO	Other1	Balance	Number of Credits

$62,657	27	$1,736	-	$10,355	$2,444	$10,885	$4,292	$36,417	14

1	Represents amounts upgraded and no longer classified as substandard.

At December 31, 2012, United Bank had 14 credit relationships with an aggregate outstanding balance of $36.4 million that meet the risk identification criteria established in the Consent Order. The aggregate amount of substandard loans outstanding at December 31, 2012 that meet the reporting criteria is below the target level established by United Bank resulting from the Consent Order. Target levels are established based on projections of individual substandard loan amounts and will fluctuate depending on the actual amount of newly classified loans, principal reductions, or repossession activity.

Citizens Northern.  The KDFI and the FDIC entered into a Memorandum with Citizens Northern on September 8, 2010.  The Memorandum requires that Citizens Northern obtain written consent prior to declaring or paying a dividend and to increase the Tier 1 Leverage ratio to equal or exceed 7.5% prior to September 30, 2010, and to achieve and maintain a Tier 1 Leverage ratio to equal or exceed 8.0% prior to December 31, 2010.  In December 2010, the Parent Company injected from its reserves $250 thousand of capital into Citizens Northern to bring its Tier 1 Leverage ratio up to 8.04% as of year-end 2010.  At December 31, 2012, Citizens Northern had a Tier 1 Leverage ratio of 9.36% and a Total Risk-based Capital ratio of 14.22%.

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

a) dollar levels to which it will strive to reduce each relationship within six and twelve months from the effective date of the Memorandum and
b) provisions for the submission of monthly written progress reports to its board of directors for review and notation in the board of directors’ minutes;
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

•
adopt, implement, and adhere to a written profit plan and a realistic, comprehensive budget for all categories of income and expense. The plan and budgets shall contain formal goals and strategies, and a description of the operating assumptions that form the basis for major projected income and expense components. A copy of the plan and budgets shall be submitted to the FDIC and KDFI upon completion. The written profit plan shall address, at a minimum: income forecasts, national and local economic conditions forecasts, funding strategies, the bank’s asset structure, specific growth objectives, operating costs, and the likely effect of competition from other financial institutions in the bank’s market area. Within 30 days from the end of each calendar quarter following the completion of the profit plan(s) and budget(s), the bank’s board of directors shall evaluate the bank’s actual performance in relation to the plan and budget, record the results of the evaluation, and note any actions taken by the bank in the minutes of the board of directors’ meeting at which such evaluation is undertaken;

•
within 30 days following each calendar quarter after the date of the Memorandum, progress reports covering each of the provisions of the Memorandum shall be submitted to the FDIC and KDFI, until notification that the reports need no longer be submitted. The bank’s board of directors shall review all reports prior to submission and note their considerations in the minutes.

Following is a summary of the activity during 2012 of substandard loans that meet the reporting requirements included in the Memorandum.

Substandard Loans
(Dollars in thousands)		Activity During 2012
December 31, 2011		Increases		Decreases			December 31, 2012
Balance	Number of Credits	Additional Credit/New Classifications	Number of New Credits	Principal Payments	Charge Offs	Transfers to OREO	Balance	Number of Credits

$11,541	8	$2,915	2	$2,038	$250	$3,873	$8,295	7

At December 31, 2012, Citizens Northern had seven credit relationships with an aggregate outstanding balance of $8.3 million that meet the risk identification criteria established in the Memorandum. There was no related target level established at year-end 2012.

At the Parent Company and at each of its bank subsidiaries, the Company believes it is adequately addressing all issues of the regulatory agreements to which it is subject and is in compliance with those agreements as of December 31, 2012. However, only the respective regulatory agencies can determine if compliance with the applicable regulatory agreements have been met. Regulators continue to monitor the Company’s progress and compliance with the agreements through periodic on-site examinations, regular communications, and quarterly data analysis. The results of these examinations and communications show satisfactory progress toward meeting the requirements included in the regulatory agreements.

The Parent Company maintains cash available to fund a certain amount of additional injections of capital to its bank subsidiaries if required by its regulators. If needed, further amounts in excess of available cash may be funded by future public or private sales of securities, although the Parent Company is currently under no directive by its regulators to raise any additional capital.

Share Buy Back Program
At various times, the Company’s Board of Directors has authorized the purchase of shares of the Company’s outstanding common stock.  No stated expiration dates have been established under any of the previous authorizations. There are 84,971 shares that may still be purchased under the various authorizations. However, as discussed under the caption “Capital Resources” above, the Company must be granted permission by the FRB St. Louis and KDFI before it can repurchase or redeem any of its outstanding common or preferred stock as a result of its regulatory agreement.

Shareholder Information
As of January 29, 2013, the Company had 2,924 shareholders of record, which includes individual participants in securities positions listings.

Common Stock Price
Farmers Capital Bank Corporation’s common stock is traded on the NASDAQ Stock Market LLC exchange in the Global Select Market tier, with sales prices reported under the symbol: FFKT. The table below lists the high and low sales prices of the Company’s common stock for 2012 and 2011.

	High	Low
2012
Fourth Quarter	$13.50	$9.76
Third Quarter	10.50	6.46
Second Quarter	7.32	5.63
First Quarter	6.74	4.02

2011
Fourth Quarter	$4.93	$4.00
Third Quarter	6.20	3.27
Second Quarter	7.60	5.06
First Quarter	7.89	4.88

The closing price per share of the Company’s common stock on December 31, 2012, the last trading day of the Company’s fiscal year, was $12.25. There have been no dividends declared on the Company’s common stock since 2009.

Recently Issued Accounting Standards
Please refer to the caption “Recently Issued But Not Yet Effective Accounting Standards” in Note 1 of the Company’s 2012 audited consolidated financial statements.

2011 Compared to 2010
The Company reported net income of $2.7 million or $.11 per common share in 2011 compared to $6.9 million or $.68 per common share for 2010. This represents a decrease of $4.2 million or $.57 per common share. The decrease in net income for 2011 was mainly due to lower overall noninterest income of $9.7 million or 28.5% and net interest income of $1.1 million or 2.1%, partially offset by a decrease in the provision for loan losses of $3.7 million or 21.7% and lower income tax expense of $2.7 million.

For 2011, the decrease in net interest income of $1.1 million or 2.1% from 2010 was due to a decrease in interest income of $11.4 million or 12.7%, partially offset by lower interest expense of $10.3 million or 29.4%. Each major interest income and interest expense line item decreased in the comparison, mainly as a result of lower interest rates. Net interest margin was 3.09% for 2011, an increase of 9 basis points from 3.00% for 2010. Net interest spread was 2.84% for 2011, up 6 basis points compared to 2.78% for 2010.

The provision for loan losses decreased $3.7 million or 21.7% in 2011 compared to the prior year. The provision for loan losses decreased mainly due to the overall decrease in loans outstanding (net of unearned income) of $121 million or 10.1% at year-end 2011 compared to 2010. Lower nonperforming loans also had a positive impact on the provision for loan losses. Net nonperforming loans decreased $12.1 million or 13.3% in 2011. During 2010, nonperforming loans increased $14.6 million or 19.2%. The allowance for loan losses at year-end 2011 was $28.3 million or 2.64% of loans net of unearned income. At year-end 2010, the allowance for loan losses was $28.8 million or 2.41% of loans net of unearned income.

Noninterest income for 2011 was $24.4 million, a decrease of $9.7 million or 28.5% compared to $34.1 million for 2010. The decrease in noninterest income was due primarily to a $7.5 million decrease in net gains on the sale of investment securities. The company sells investment securities periodically in response to its overall asset/liability management strategy to lock in gains, increase yield, restructure expected future cash flows, and/or enhance its capital position as opportunities occur.

With the exception of an increase in trust fee income, all other noninterest income line items decreased in 2011. The more significant changes included the following: lower service charges and fees on deposits of $554 thousand or 6.0% driven by a decline in fees from overdraft/insufficient funds related to lower transaction volume; lower data processing income of $536 thousand or 40.4% driven by a decrease in fees related to the winding down of the depository services contract with the Commonwealth; and a decrease in other service charges, commissions, and fees of $318 thousand or 7.0% mainly due to a custodial services contract that expired in the second quarter of 2010 and was not renewed.

Income from company-owned life insurance decreased $361 thousand or 27.8% mainly due to death benefits recorded in the amount of $241 thousand in 2010 where there were none recorded in 2011. Allotment processing fees declined $227 thousand or 4.1% primarily as a result of the Company no longer processing a related ancillary product which it began to phase out in the second quarter of 2010 and fully eliminated during the second quarter of 2011. Trust fee income increased $397 thousand or 23.5% due to both an increase related to higher managed asset values along with accrual refinements resulting in a one-time increase in the amount of $165 thousand during the second quarter of 2011.

Total noninterest expenses were $62.5 million for 2011, relatively unchanged compared to 2010. The more significant components of noninterest expenses that increased were other real estate expenses by $1.3 million or 21.5% and other noninterest expense by $1.2 million or 15.6%. The increase in other real estate expenses was driven by higher impairment charges of $1.4 million or 33.3%. The increase in other noninterest expense was mainly due to two non-routine losses in the aggregate amount of $1.0 million recorded in the first quarter of 2011 in which no corresponding amount was recorded in 2010. The losses relate to a fraudulent transaction on a deposit account involving one of the Company’s customers and a write-down attributed to uncollectable amounts of property tax receivables at the Company’s leasing subsidiary. The increase in other noninterest expense was partially offset by reduced correspondent bank fees of $242 thousand or 39.2% primarily related to a custodial services contract that expired at the end of the second quarter of 2010 and was not renewed.

The more significant components of noninterest expenses that decreased were deposit insurance expense by $1.3 million or 31.1%, data processing and communication expense by $812 thousand or 14.9%, and amortization of intangible assets by $294 thousand or 20.5%. The decrease in deposit insurance expense was driven by the change in the FDIC’s assessment base and rate structure that went into effect in the second quarter of 2010. The decrease in data processing expense was mainly due to nonrecurring expenses in 2010 related to the merger of two of the Company’s bank subsidiaries, expenses associated with a terminated rewards program previously processed through an unrelated third party, and cost savings related to the Company’s contract with the Commonwealth.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated by reference to Part II, Item 7 under the caption “Market Risk Management” beginning on page 68 of this Form 10-K.

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

The Company’s 2012 consolidated financial statements have been audited by BKD, LLP (“BKD”) independent accountants. Management has made available to BKD all financial records and related data, as well as the minutes of Boards of Directors’ meetings.  Management believes that all representations made to BKD during the audit were valid and appropriate.

Lloyd C. Hillard, Jr.	C. Douglas Carpenter
President and Chief Executive Officer	Executive Vice President, Secretary, and Chief Financial Officer

March 7, 2013

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors
   and Stockholders
Farmers Capital Bank Corporation
Frankfort, Kentucky

We have audited the accompanying consolidated balance sheet of Farmers Capital Bank Corporation (Company) as of December 31, 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  Our audit also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

BKD, LLP

Louisville, Kentucky
March 7, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Farmers Capital Bank Corporation
Frankfort, Kentucky

We have audited the accompanying consolidated balance sheet of Farmers Capital Bank Corporation as of December 31, 2011 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011.  Farmers Capital Bank Corporation’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Farmers Capital Bank Corporation as of December 31, 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

Crowe Horwath LLP

Louisville, Kentucky
March 6, 2012

Consolidated Balance Sheets

December 31, (In thousands, except share data)	2012	2011
Assets
Cash and cash equivalents:
Cash and due from banks	$27,448	$28,842
Interest bearing deposits in other banks	65,675	62,226
Federal funds sold and securities purchased under agreements to resell	2,732	3,241
Total cash and cash equivalents	95,855	94,309
Investment securities:
Available for sale, amortized cost of $558,630 (2012) and $583,951 (2011)	573,108	597,819
Held to maturity, fair value of $956 (2012) and $974 (2011)	820	875
Total investment securities	573,928	598,694
Loans, net of unearned income	1,004,995	1,072,108
Allowance for loan losses	(24,445)	(28,264)
Loans, net	980,550	1,043,844
Premises and equipment, net	36,183	38,770
Company-owned life insurance	27,973	27,461
Intangible assets, net	1,394	2,409
Other real estate owned	52,562	38,157
Other assets	38,787	39,946
Total assets	$1,807,232	$1,883,590
Liabilities
Deposits:
Noninterest bearing	$254,912	$224,259
Interest bearing	1,155,898	1,210,806
Total deposits	1,410,810	1,435,065
Federal funds purchased and other short-term borrowings	24,083	27,022
Securities sold under agreements to repurchase and other long-term borrowings	129,297	190,694
Subordinated notes payable to unconsolidated trusts	48,970	48,970
Dividends payable	188	188
Other liabilities	25,863	24,594
Total liabilities	1,639,211	1,726,533

Commitments and contingencies (Notes 14 and 16)

Shareholders’ Equity
Preferred stock, no par value 1,000,000 shares authorized; 30,000 Series A shares issued and outstanding; Liquidation preference of $30,000	29,537	29,115
Common stock, par value $.125 per share; 14,608,000 shares authorized; 7,469,813 and 7,446,445 shares issued and outstanding at December 31, 2012 and 2011, respectively	934	931
Capital surplus	50,934	50,848
Retained earnings	79,747	69,520
Accumulated other comprehensive income	6,869	6,643
Total shareholders’ equity	168,021	157,057
Total liabilities and shareholders’ equity	$1,807,232	$1,883,590
See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

(In thousands, except per share data)
Years Ended December 31,	2012	2011	2010
Interest Income
Interest and fees on loans	$55,942	$61,783	$70,071
Interest on investment securities:
Taxable	12,872	14,387	16,565
Nontaxable	2,248	1,938	2,835
Interest on deposits in other banks	156	237	272
Interest on federal funds sold and securities purchased under agreements to resell	4	4	8
Total interest income	71,222	78,349	89,751
Interest Expense
Interest on deposits	9,239	14,488	22,373
Interest on federal funds purchased and other short-term borrowings	96	191	324
Interest on securities sold under agreements to repurchase and other long-term borrowings	7,044	7,965	10,216
Interest on subordinated notes payable to unconsolidated trusts	1,879	2,026	2,035
Total interest expense	18,258	24,670	34,948
Net interest income	52,964	53,679	54,803
Provision for loan losses	2,772	13,487	17,233
Net interest income after provision for loan losses	50,192	40,192	37,570
Noninterest Income
Service charges and fees on deposits	8,124	8,617	9,171
Allotment processing fees	5,215	5,346	5,573
Other service charges, commissions, and fees	4,478	4,248	4,566
Data processing income	242	792	1,328
Trust income	1,909	2,085	1,688
Investment securities gains, net	1,209	1,355	8,889
Gains on sale of mortgage loans, net	1,918	982	1,244
Income from company-owned life insurance	1,524	939	1,300
Other	35	27	351
Total noninterest income	24,654	24,391	34,110
Noninterest Expense
Salaries and employee benefits	28,190	26,986	27,026
Occupancy expenses, net	4,757	4,846	4,849
Equipment expenses	2,364	2,503	2,647
Data processing and communications expenses	4,271	4,636	5,448
Bank franchise tax	2,381	2,572	2,482
Amortization of intangibles	1,014	1,143	1,437
Deposit insurance expense	2,690	2,948	4,279
Other real estate expenses, net	5,232	7,355	6,054
Legal expenses	1,220	821	980
Other	7,668	8,682	7,509
Total noninterest expense	59,787	62,492	62,711
Income before income taxes	15,059	2,091	8,969
Income tax expense (benefit)	2,910	(647)	2,037
Net income	12,149	2,738	6,932
Less preferred stock dividends and discount accretion	1,922	1,896	1,871
Net income available to common shareholders	$10,227	$842	$5,061
Per Common Share
Net income – basic and diluted	$1.37	$.11	$.68
Cash dividends declared	-	-	-
Weighted Average Common Shares Outstanding
Basic and diluted	7,457	7,424	7,390
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

(In thousands)
Years Ended December 31,	2012	2011	2010
Net income	$12,149	$2,738	$6,932
Other comprehensive income (loss):
Unrealized holding gain (loss) on available for sale securities arising during the period on securities held at end of period, net of tax of $543, $3,677, and $(377), respectively	1,009	6,829	(701)
Reclassification adjustment for prior period unrealized gain previously reported in other comprehensive income recognized during current period, net of tax of $330, $84, and $1,863, respectively	(612)	(156)	(3,459)
Change in unfunded portion of postretirement benefit obligations, net of tax of $(92), $(500), and $643, respectively	(171)	(928)	1,194
Other comprehensive income (loss)	226	5,745	(2,966)
Comprehensive income	$12,375	$8,483	$3,966
See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share data)						Accumulated Other	Total
Years Ended	Preferred	Common Stock		Capital	Retained	Comprehensive	Shareholders’
December 31, 2012, 2011, and 2010	Stock	Shares	Amount	Surplus	Earnings	Income	Equity
Balance at January 1, 2010	$28,348	7,379	$922	$50,476	$63,617	$3,864	$147,227
Net income	-	-	-	-	6,932	-	6,932
Other comprehensive loss	-	-	-	-	-	(2,966)	(2,966)
Cash dividends declared-preferred, $50.00 per share	-	-	-	-	(1,500)	-	(1,500)
Preferred stock discount accretion	371	-	-	-	(371)	-	-
Shares issued pursuant to employee stock purchase plan	-	33	4	153	-	-	157
Expense related to employee stock purchase plan	-	-	-	46	-	-	46
Balance at December 31, 2010	28,719	7,412	926	50,675	68,678	898	149,896
Net income	-	-	-	-	2,738	-	2,738
Other comprehensive income	-	-	-	-	-	5,745	5,745
Cash dividends declared-preferred, $50.00 per share	-	-	-	-	(1,500)	-	(1,500)
Preferred stock discount accretion	396	-	-	-	(396)	-	-
Shares issued pursuant to employee stock purchase plan	-	34	5	131	-	-	136
Expense related to employee stock purchase plan	-	-	-	42	-	-	42
Balance at December 31, 2011	29,115	7,446	931	50,848	69,520	6,643	157,057
Net income	-	-	-	-	12,149	-	12,149
Other comprehensive income	-	-	-	-	-	226	226
Cash dividends declared-preferred, $50.00 per share	-	-	-	-	(1,500)	-	(1,500)
Preferred stock discount accretion	422	-	-	-	(422)	-	-
Repurchase of common stock warrant	-	-	-	(75)	-	-	(75)
Shares issued pursuant to employee stock purchase plan	-	24	3	125	-	-	128
Expense related to employee stock purchase plan	-	-	-	36	-	-	36
Balance at December 31, 2012	$29,537	7,470	$934	$50,934	$79,747	$6,869	$168,021
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Years Ended December 31, (In thousands)	2012	2011	2010
Cash Flows from Operating Activities
Net income	$12,149	$2,738	$6,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,543	4,798	5,359
Net premium amortization of available for sale investment securities	5,312	3,916	2,232
Provision for loan losses	2,772	13,487	17,233
Deferred income tax benefit	(1,043)	(2,227)	(3,392)
Noncash employee stock purchase plan expense	36	42	46
Mortgage loans originated for sale	(84,496)	(41,128)	(50,084)
Proceeds from sale of mortgage loans	86,563	41,981	50,761
Gains on sale of mortgage loans, net	(1,918)	(982)	(1,244)
Loss (gain) on disposal and write downs of premises and equipment, net	257	3	(30)
Net loss on sale and write downs of other real estate	4,084	5,945	4,878
Net gain on sale of available for sale investment securities	(1,209)	(1,355)	(8,889)
Decrease in accrued interest receivable	545	639	2,123
Increase in cash surrender value of company-owned life insurance	(961)	(918)	(1,044)
Death benefits in excess of cash surrender value on company-owned life insurance	(529)	-	(241)
Decrease in other assets	1,296	372	5,054
Decrease in accrued interest payable	(1,005)	(1,436)	(1,874)
Increase in other liabilities	2,014	2,187	320
Net cash provided by operating activities	28,410	28,062	28,140
Cash Flows from Investing Activities
Proceeds from maturities and calls of investment securities:
Available for sale	219,141	191,345	315,480
Held to maturity	55	55	45
Proceeds from sale of available for sale investment securities	135,193	201,093	311,243
Purchases of available for sale investment securities	(333,116)	(538,370)	(522,774)
Purchase of restricted stock investments	-	-	(368)
Principal collected on loans originated for investment, net	29,818	83,463	56,422
Proceeds from surrender of company-owned life insurance	-	2,248	8,567
Proceeds from death benefits of company-owned life insurance	1,051	-	446
Purchases of premises and equipment	(1,675)	(2,679)	(4,298)
Proceeds from sale of other real estate	12,278	9,834	7,227
Proceeds from disposals of equipment	429	5	60
Net cash provided by (used in) investing activities	63,174	(53,006)	172,050
Cash Flows from Financing Activities
Net decrease in deposits	(24,255)	(28,507)	(169,861)
Net (decrease) increase in federal funds purchased and other short-term borrowings	(2,939)	(20,387)	194
Repayments of securities sold under agreements to repurchase and other long-term borrowings	(61,397)	(12,545)	(64,723)
Dividends paid, common and preferred stock	(1,500)	(1,500)	(2,237)
Repurchase of common stock warrant	(75)	-	-
Shares issued under employee stock purchase plan	128	136	157
Net cash used in financing activities	(90,038)	(62,803)	(236,470)
Net increase (decrease) in cash and cash equivalents	1,546	(87,747)	(36,280)
Cash and cash equivalents at beginning of year	94,309	182,056	218,336
Cash and cash equivalents at end of year	$95,855	$94,309	$182,056
Supplemental Disclosures
Cash paid during the year for:
Interest	$19,263	$26,106	$36,822
Income taxes	3,800	2,900	2,989
Transfers from loans to other real estate	33,913	26,586	17,771
Transfers from premises to other real estate	212	-	-
Sale and financing of other real estate	3,358	3,195	6,337
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

The accounting and reporting policies of Farmers Capital Bank Corporation and subsidiaries conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and general practices applicable to the banking industry. Significant accounting policies are summarized below.

Principles of Consolidation and Nature of Operations
The consolidated financial statements include the accounts of Farmers Capital Bank Corporation (the “Company” or “Parent Company”), a bank holding company, and its bank and nonbank subsidiaries. Bank subsidiaries include Farmers Bank & Capital Trust Company (“Farmers Bank”) in Frankfort, KY, United Bank & Trust Company (“United Bank”) in Versailles, KY, First Citizens Bank (“First Citizens”) in Elizabethtown, KY, and Citizens Bank of Northern Kentucky, Inc. (“Citizens Northern”) in Newport, KY.

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

Reclassifications
Certain amounts in the accompanying consolidated financial statements presented for prior years have been reclassified to conform to the 2012 presentation. These reclassifications do not affect net income or total shareholders’ equity as previously reported.

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

Investment Securities
Investments in debt and equity securities are classified into three categories. Securities that management has the positive intent and ability to hold until maturity are classified as held to maturity. Securities that are bought and held specifically for the purpose of selling them in the near term are classified as trading securities. The Company had no securities classified as trading during 2012, 2011, or 2010. All other securities are classified as available for sale.  Securities are designated as available for sale if they might be sold before maturity. Securities classified as available for sale are carried at estimated fair value. Unrealized holding gains and losses for available for sale securities are reported net of deferred income taxes in other comprehensive income.  Investments classified as held to maturity are carried at amortized cost.

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

Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under Financial Accounting Standard Board (“FASB”) Accounting Standards CodificationTM (“ASC”) 320, “Investments-Debt and Equity Securities.” In determining OTTI under ASC 320 the Company considers many factors, including those enumerated above. When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If the Company intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that it will be required to sell the security before recovery of its amortized cost basis less any current-period loss, OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

Federal Home Loan Bank and Federal Reserve Bank Stock
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stock is carried at cost on the consolidated balance sheets under the caption “Other assets.” These stocks are classified as restricted securities and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. The amount outstanding at December 31, 2012 and 2011 was $9.5 million.

Loans and Interest Income
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their unpaid principal amount outstanding adjusted for any charge-offs and deferred fees or costs on originated loans. Interest income on loans is recognized using the interest method based on loan principal amounts outstanding during the period. Interest income also includes amortization and accretion of any premiums or discounts over the expected life of acquired loans at the time of purchase or business acquisition. Loan origination fees, net of certain direct origination costs, are deferred and amortized as yield adjustments over the contractual term of the loans.

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

Loan disclosures include presenting certain disaggregated information based on recorded investment. The recorded investment in a loan includes its principal amount outstanding adjusted for certain items that include net deferred loan costs or fees, unamortized premiums or discounts, charge offs, and accrued interest. The Company had a total of $574 thousand and $691 thousand of net deferred loan costs at year-end 2012 and 2011, respectively, included in the carrying amount of loans on the balance sheet, which represents .06% of average loans outstanding for each of those periods. The amount of net deferred loans costs are not material and are omitted from the computation of the recorded investment included in Note 3 that follows. Similarly, accrued interest receivable was $6.1 million and $6.6 million at year-end 2012 and 2011, respectively, or .6% of average loans outstanding and has also been omitted from certain information presented in Note 3.

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

Loans secured by real estate make up the largest segment of the Company’s loan portfolio. If a borrower fails to repay a loan secured by real estate, the Company may liquidate the collateral in order to satisfy the amount owed. Determining the value of real estate is a key component to the lending process for real estate backed loans. If the fair value of real estate (less estimated cost to sell) securing a collateral dependent loan declines below the outstanding loan amount, the Company will write down the carrying value of the loan and thereby incur a loss. The Company uses independent third party state certified or licensed appraisers in accordance with its loan policy to mitigate risk when underwriting real estate loans. Cash flow analysis of the borrower, loan to value limits as adopted by loan policy, and other customary underwriting standards are also in place which are designed to maximize credit quality and mitigate risks associated with real estate lending.

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

The accrual of interest on loans is discontinued when it is determined that the collection of interest or principal is doubtful, or when a default of interest or principal has existed for 90 days or more, unless such loan is well secured and in the process of collection. Past due status is based on the contractual terms of the loan.  Interest accrued but not received for a loan placed on nonaccrual status is reversed against interest income. Cash payments received on nonaccrual loans generally are applied to principal until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The Company’s policy for placing a loan on nonaccrual status or subsequently returning a loan to accrual status does not differ based on its portfolio class or segment.

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

Loans Held for Sale
The Company’s operations include a limited amount of mortgage banking. Mortgage banking activities include the origination of fixed-rate residential mortgage loans for sale to various third-party investors. Mortgage loans originated and intended for sale in the secondary market, principally under programs with the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, and other commercial lending institutions are carried at the lower of cost or estimated fair value determined in the aggregate and included in net loans on the balance sheet until sold. These loans are sold with the related servicing rights either retained or released by the Company depending on the economic conditions present at the time of origination. Mortgage loans held for sale included in net loans totaled $2.5 million and $2.6 million at December 31, 2012 and December 31, 2011, respectively. Mortgage banking revenues, including origination fees, servicing fees, net gains or losses on sales of mortgages, and other fee income were 2.4%, 1.28%, and 1.20% of the Company’s total revenue for the years ended December 31, 2012, 2011, and 2010.

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

The Company’s risk-rated methodology includes segregating non-impaired watch list and past due loans from the general portfolio and allocating a loss percentage to these loans depending on their status. For example, watch list loans, which may be identified by the internal loan review risk-rating process or by regulatory examiner classification, are assigned a certain loss percentage while loans past due 30 days or more are assigned a different loss percentage. Each of these percentages considers past experience as well as current factors. The remainder of the general loan portfolio is segregated into portfolio segments having similar risk characteristics identified as follows:  real estate loans, commercial loans, and consumer loans. Each of these portfolio segments is assigned a loss percentage based on their respective actual twelve-quarter rolling historical loss rates, adjusted for qualitative risk factors.

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

The Company accounts for impaired loans in accordance with ASC Topic 310, “Receivables.” ASC Topic 310 requires that impaired loans be measured at the present value of expected future cash flows, discounted at the loan’s effective interest rate, at the loan’s observable market price, or at the fair value of the collateral if the loan is collateral dependent. Impaired loans may also be classified as nonaccrual. In many circumstances, however, the Company continues to accrue interest on an impaired loan. Cash receipts on accruing impaired loans are applied to the recorded investment in the loan, including any accrued interest receivable. Cash payments received on nonaccrual impaired loans generally are applied to principal until qualifying for return to accrual status. Loans that are part of a large group of smaller-balance homogeneous loans, such as residential mortgage, consumer, and smaller-balance commercial loans, are collectively evaluated for impairment. Troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective interest rate at inception, or at the fair value of collateral. The Company determines the amount of reserve for troubled debt restructurings that subsequently default in accordance with its accounting policy for the allowance for loan losses.

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

The qualitative risk factors used in the methodology are consistent with the guidance in the most recent Interagency Policy Statement on the Allowance for Loan Losses issued in 2006. Each factor is supported by a detailed analysis performed at each subsidiary bank and is both measureable and supportable. Some factors include a minimum allocation in some instances where loss levels are extremely low and it is determined to be prudent from a safety and soundness perspective. Qualitative risk factors that are used in the methodology include the following for each loan portfolio segment:

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

Mortgage Servicing Rights
Mortgage servicing rights are recognized in other assets on the Company’s consolidated balance sheet at their initial fair value on loans sold with servicing retained. Fair value is based on market prices for comparable mortgage servicing contracts when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. Mortgage servicing rights are subsequently measured using the amortization method in which the mortgage servicing right is expensed in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Impairment is evaluated based on the fair value of the rights, grouping the underlying loans by interest rates. Impairment of a grouping is reported as a valuation allowance. Capitalized mortgage servicing rights were $795 thousand and $683 thousand at December 31, 2012 and 2011, respectively. No impairment of the asset was determined to exist on either of these dates. Mortgage loans serviced for others totaled $172 million and $146 million at December 31, 2012 and 2011, respectively. Mortgage loans serviced for others are not included in the Company’s balance sheets.

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

Loan Commitments and Related Financial Instruments
Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, which are issued to meet customer financing needs.  The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay.  Such financial instruments are recorded when they are funded.

Intangible Assets
Intangible assets consist of core deposit and customer relationship intangible assets arising from business acquisitions. Intangible assets are initially measured at fair value and then amortized on an accelerated method over their estimated useful lives, which range between seven and 10 years.

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

Company-owned Life Insurance
The Company has purchased life insurance policies on certain key employees with their knowledge and written consent. Company-owned life insurance is recorded on the consolidated balance sheet at its cash surrender value, which is the amount that can be realized under the insurance contract at the balance sheet date. The related change in cash surrender value and proceeds received under the policies are reported on the consolidated statements of income under the caption “Income from company-owned life insurance.”

Related Party Transactions
In the ordinary course of business, the Company offers loan and deposit products to its directors, executive officers, and principal shareholders - including affiliated companies of which they are principal owners (“Related Parties”). These products are offered on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties, and these receivables and deposits are included in loans and deposits in the Company’s consolidated balance sheets. Additional information related to these transactions can be found in Note 3 and Note 6.

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

(In thousands) Years Ended December 31,	2012	2011	2010
Legal fees	$445	$310	$499
Commissions related to the sale of repossessed commercial real estate	140	-	-
Insurance commissions	24	28	5
Premises rental	-	3	3
Other	-	8	13
Total	$609	$349	$520

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

Net income per common share computations were as follows for the years ended December 31, 2012, 2011, and 2010.

(In thousands, except per share data) Years Ended December 31,	2012	2011	2010
Net income, basic and diluted	$12,149	$2,738	$6,932
Less preferred stock dividends and discount accretion	1,922	1,896	1,871
Net income available to common shareholders, basic and diluted	$10,227	$842	$5,061

Average common shares outstanding, basic and diluted	7,457	7,424	7,390

Net income per common share, basic and diluted	$1.37	$.11	$.68

Stock options for 24,049 shares of common stock were not included in the determination of diluted net income per common share for each year in the table above because they were antidilutive. There were 223,992 potential common shares associated with a warrant issued to the U.S. Treasury that were excluded from the computation of diluted net income per common share for 2011 and 2010 because they were antidilutive. The Company repurchased the warrant from the Treasury during the third quarter of 2012.

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

Dividend Restrictions
Banking regulations require maintaining certain capital levels which limit the amount of dividends paid to the Company by its bank subsidiaries. In addition, the Parent Company and three of its subsidiary banks must obtain regulatory approval to pay dividends as a result of agreements entered into related to recent examinations. Refer to Note 17 for additional information.

Restrictions on Cash
The Company is required to maintain funds in cash and/or on deposit with the Federal Reserve Bank in accordance with reserve requirements specified by the Federal Reserve Board of Governors. The required reserve was $17.0 million and $15.7 million at December 31, 2012 and 2011, respectively.

Equity
Outstanding common shares purchased by the Company are retired. When common shares are purchased, the Company allocates a portion of the purchase price of the common shares that are retired to each of the following balance sheet line items: common stock, capital surplus, and retained earnings. The Company did not purchase any of its outstanding common shares during 2012 or 2011.

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

The Company’s ESPP was approved by its shareholders at the Company’s 2004 annual meeting. The purpose of the ESPP is to provide a means by which eligible employees may purchase, at a discount, shares of common stock of the Company through payroll withholding. The purchase price of the shares is equal to 85% of their fair market value on specified dates as defined in the plan. The ESPP was effective beginning July 1, 2004. There were 23,368, 34,769, and 33,071 shares issued under the plan during 2012, 2011, and 2010, respectively. Compensation expense related to the ESPP included in the accompanying statements of income was $36 thousand, $42 thousand, and $46 thousand in 2012, 2011, and 2010, respectively.

Following are the weighted average assumptions used and estimated fair market value for the ESPP, which is considered a compensatory plan under ASC Topic 718, “Compensation-Stock Compensation.”

	ESPP
	2012	2011	2010
Dividend yield	-%	-%	-%
Expected volatility	53.5	65.2	66.0
Risk-free interest rate	.07	.06	.15
Expected life (in years)	.25	.25	.25

Fair value	$1.54	$1.19	$1.45

Recently Issued But Not Yet Effective Accounting Standards
On February 5, 2013, the FASB issued Accounting Standards Updated (“ASU”) 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in the ASU require additional disclosure about reclassification adjustments from accumulated other comprehensive income in their financial statements in a single note or on the face of the financial statements. This includes the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification.  If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information. The ASU is effective for fiscal years beginning after December 15, 2012. The Company does not expect there to be a material impact on its consolidated financial position or results of operations upon adoption.

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment. The amendments in the ASU are intended to reduce cost and complexity by providing an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset, other than goodwill, is impaired in order to determine whether it should perform a quantitative impairment test; the amendments also aim to improve consistency in impairment testing guidance among long-lived asset categories. The ASU brings the accounting treatment for determining impairment charges on intangible assets other than goodwill in conformity with the treatment for goodwill, as established by ASU 2011-08, Intangibles—Goodwill and Other (Topic 350) – Testing Goodwill for Impairment. The ASU is effective for fiscal years beginning after September 15, 2012, and early adoption is permitted. The Company does not expect there to be a material impact on its consolidated financial position or results of operations upon adoption.

On December 16, 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities. The amendments in the ASU require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013. The Company does not expect there to be a material impact on its consolidated financial position or results of operations upon adoption.

2.  Investment Securities

The following tables summarize the amortized cost and estimated fair values of the securities portfolio at December 31, 2012 and 2011 and the corresponding amounts of gross unrealized gains and losses.  The summary is divided into available for sale and held to maturity securities.

December 31, 2012 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$75,945	$216	$66	$76,095
Obligations of states and political subdivisions	113,986	4,943	174	118,755
Mortgage-backed securities – residential	360,099	10,596	256	370,439
Corporate debt securities	6,638	44	856	5,826
Mutual funds and equity securities	1,962	33	2	1,993
Total securities – available for sale	$558,630	$15,832	$1,354	$573,108
Held To Maturity
Obligations of states and political subdivisions	$820	$136	$-	$956

December 31, 2011 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$95,770	$408	$15	$96,163
Obligations of states and political subdivisions	80,801	3,903	85	84,619
Mortgage-backed securities – residential	397,675	11,384	196	408,863
Mortgage-backed securities – commercial	203	6	-	209
Corporate debt securities	7,901	-	1,537	6,364
Mutual funds and equity securities	1,601	-	-	1,601
Total securities – available for sale	$583,951	$15,701	$1,833	$597,819
Held To Maturity
Obligations of states and political subdivisions	$875	$99	$-	$974

At year-end 2012 and 2011, the Company held no investment securities of any single issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The amortized cost and estimated fair value of the securities portfolio at December 31, 2012, by contractual maturity, are detailed below. The summary is divided into available for sale and held to maturity securities. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mutual funds and equity securities in the available for sale portfolio at December 31, 2012 consist of investments attributed to the Company’s captive insurance subsidiary. These securities have no stated maturity and are not included in the maturity schedule that follows.

Mortgage-backed securities are stated separately due to the nature of payment and prepayment characteristics of these securities, as principal is not due at a single date.

	Available For Sale		Held To Maturity
December 31, 2012 (In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$918	$921	$-	$-
Due after one year through five years	57,440	58,166	-	-
Due after five years through ten years	109,844	113,430	-	-
Due after ten years	28,367	28,159	820	956
Mortgage-backed securities	360,099	370,439	-	-
Total	$556,668	$571,115	$820	$956

Gross realized gains and losses on the sale of available for sale investment securities were as follows for the year indicated.

(In thousands)	2012	2011	2010

Gross realized gains	$1,349	$1,529	$9,166
Gross realized losses	140	174	277
Net realized gain	$1,209	$1,355	$8,889

Income tax provision related to net realized gain	$423	$474	$3,111

Investment securities with a carrying value of $285 million and $334 million at December 31, 2012 and 2011 were pledged to secure public and trust deposits, repurchase agreements, and for other purposes.

Investment securities with unrealized losses at year-end 2012 and 2011 not recognized in income are presented in the tables below. The tables segregate investment securities that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or more. The table also includes the fair value of the related securities.

	Less than 12 Months		12 Months or More		Total
December 31, 2012 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$26,433	$66	$-	$-	$26,433	$66
Obligations of states and political subdivisions	17,199	174	-	-	17,199	174
Mortgage-backed securities – residential	39,659	256	-	-	39,659	256
Mutual funds and equity securities	299	2	-	-	299	2
Corporate debt securities	-	-	4,994	856	4,994	856
Total	$83,590	$498	$4,994	$856	$88,584	$1,354

	Less than 12 Months		12 Months or More		Total
December 31, 2011 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$13,494	$15	$-	$-	$13,494	$15
Obligations of states and political subdivisions	2,913	20	6,886	65	9,799	85
Mortgage-backed securities – residential	56,249	196	-	-	56,249	196
Corporate debt securities	-	-	4,299	1,537	4,299	1,537
Total	$72,656	$231	$11,185	$1,602	$83,841	$1,833

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

At December 31, 2012, the Company’s investment securities portfolio had gross unrealized losses of $1.4 million, a decrease of $479 thousand or 26.1% compared to year-end 2011. Of the total gross unrealized losses at December 31, 2012, $856 thousand or 63.2% relate to investments in corporate debt securities that have been in a continuous loss position for 12 months or more.

Corporate debt securities in the Company’s investment securities portfolio at December 31, 2012 include single-issuer trust preferred capital securities with a carrying value of $5.0 million. These securities were issued by a national and global financial services firm and were purchased by the Company during 2007. The securities are currently performing and, although downgraded in the second quarter of 2012, continues to be rated as investment grade by major rating agencies. The issuer of the securities announced in the first quarter of 2012 that it had passed stringent regulatory stress testing as well as receiving regulatory approval to both increase per share common dividend payments and initiate a new equity repurchase program. The Company does not intend to sell these securities nor does the Company believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company believes these securities are not impaired due to reasons of credit quality or other factors, but rather the unrealized loss is primarily attributed to continuing uncertainties in both international and domestic economies and market volatility. The Company believes that it will collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will continue to recover as they approach their maturity dates.

The Company attributes the unrealized losses in other sectors of its investment securities portfolio to changes in market interest rates. In general, market rates related to these securities exceeded the yield available at the time of purchase. Investment securities with unrealized losses at December 31, 2012 are performing according to their contractual terms, and the Company does not expect to incur a loss on these securities unless they are sold prior to maturity. The Company does not have the intent to sell these securities and likely will not be required to sell these securities before their anticipated recovery. The Company does not consider any of the securities to be impaired due to reasons of credit quality or other factors.

3.  Loans and Allowance for Loan Losses

Major classifications of loans are summarized in the following table.

December 31, (In thousands)	2012	2011
Real Estate:
Real estate – construction and land development	$102,454	$119,989
Real estate mortgage – residential	368,762	397,357
Real estate mortgage – farmland and other commercial enterprises	425,477	432,438
Commercial:
Commercial and industrial	46,812	48,771
States and political subdivisions	21,472	23,601
Lease financing	2,732	7,578
Other	19,156	21,435
Consumer:
Secured	11,732	14,214
Unsecured	6,515	7,151
Total loans	1,005,112	1,072,534
Less unearned income	117	426
Total loans, net of unearned income	$1,004,995	$1,072,108

Loans with a carrying value of $466 million and $417 million at December 31, 2012 and December 31, 2011, respectively, were pledged to secure borrowings and lines of credit. Such borrowings primarily include Federal Home Loan Bank (“FHLB”) advances and short-term borrowing arrangements with the Federal Reserve.

Loans to directors, executive officers, and principal shareholders of the Parent Company and its subsidiaries (including loans to affiliated companies of which they are principal owners) and loans to members of the immediate family of such persons were $20.0 million at December 31, 2012. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectability. An analysis of the activity with respect to these loans is presented in the table below.

(In thousands)	Amount
Balance, December 31, 2011	$23,202
New loans	8,965
Repayments	(10,909)
Loans no longer meeting disclosure requirements, new loans meeting disclosure requirements, and other adjustments, net	(1,271)
Balance, December 31, 2012	$19,987

Activity in the allowance for loan losses by portfolio segment was as follows for the years ended December 31, 2012 and 2011:

(In thousands)	Real Estate	Commercial	Consumer	Total
2012
Balance, beginning of period	$23,538	$3,508	$1,218	$28,264
Provision for loan losses	4,930	(1,825)	(333)	2,772
Recoveries	666	145	234	1,045
Loans charged off	(6,880)	(315)	(441)	(7,636)
Balance, end of period	$22,254	$1,513	$678	$24,445
2011
Balance, beginning of period	$24,527	$3,260	$997	$28,784
Provision for loan losses	12,548	511	428	13,487
Recoveries	241	860	245	1,346
Loans charged off	(13,778)	(1,123)	(452)	(15,353)
Balance, end of period	$23,538	$3,508	$1,218	$28,264

Activity in the allowance for loan losses was as follows for the year ended December 31, 2010:

(In thousands)	2010
Balance, beginning of year	$23,364
Provision for loan losses	17,233
Recoveries	577
Loans charged off	(12,390)
Balance, end of year	$28,784

The following tables present individually impaired loans by class of loans for the dates indicated.

As of and for the Year Ended December 31, 2012 (In thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Allowance for Loan Losses Allocated	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate – construction and land development	$26,831	$12,712	$11,068	$23,780	$2,075	$34,880	$871	$804
Real estate mortgage – residential	7,474	2,215	5,259	7,474	1,069	13,754	333	324
Real estate mortgage – farmland and other commercial enterprises	33,491	13,294	18,803	32,097	1,588	38,077	1,859	1,876
Commercial
Commercial and industrial	210	-	207	207	198	403	17	17
Consumer
Secured	21	-	21	21	17	66	6	6
Unsecured	309	-	310	310	196	271	17	16
Total	$68,336	$28,221	$35,668	$63,889	$5,143	$87,451	$3,103	$3,043

As of and for the Year Ended December 31, 2011 (In thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Allowance for Loan Losses Allocated	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate – construction and land development	$39,762	$26,363	$13,440	$39,803	$139	$51,226	$719	$716
Real estate mortgage – residential	30,620	19,129	11,603	30,732	704	28,732	1,282	1,271
Real estate mortgage – farmland and other commercial enterprises	63,893	47,559	16,706	64,265	894	67,565	2,847	2,768
Commercial
Commercial and industrial	3,392	2,982	456	3,438	159	4,174	205	164
Consumer
Secured	58	-	60	60	30	66	6	4
Unsecured	18	19	-	19	-	9	-	-
Total	$137,743	$96,052	$42,265	$138,317	$1,926	$151,772	$5,059	$4,923

The following table presents information for impaired loans for the year ended December 31, 2010.

(In thousands)	2010
Average of individually impaired loans during year	$119,596
Interest income recognized during impairment	4,022
Cash-basis interest income recognized	3,933

The following tables present the balance of the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of December 31, 2012 and 2011.

December 31, 2012 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$4,732	$198	$213	$5,143
Collectively evaluated for impairment	17,522	1,315	465	19,302
Total ending allowance balance	$22,254	$1,513	$678	$24,445

Loans
Loans individually evaluated for impairment	$63,351	$207	$331	$63,889
Loans collectively evaluated for impairment	833,342	89,848	17,916	941,106
Total ending loan balance, net of unearned income	$896,693	$90,055	$18,247	$1,004,995

December 31, 2011 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,737	$159	$30	$1,926
Collectively evaluated for impairment	21,801	3,349	1,188	26,338
Total ending allowance balance	$23,538	$3,508	$1,218	$28,264

Loans
Loans individually evaluated for impairment	$134,800	$3,438	$79	$138,317
Loans collectively evaluated for impairment	814,984	97,521	21,286	933,791
Total ending loan balance, net of unearned income	$949,784	$100,959	$21,365	$1,072,108

The following tables present the recorded investment in nonperforming loans by class of loans as of December 31, 2012 and 2011.

December 31, 2012 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate:
Real estate – construction and land development	$7,700	$8,736	$-
Real estate mortgage – residential	6,025	634	-
Real estate mortgage – farmland and other commercial enterprises	12,878	16,940	103
Commercial:
Commercial and industrial	649	-	-
Lease financing	53	-	-
Consumer:
Secured	9	-	-
Unsecured	94	39	-
Total	$27,408	$26,349	$103

December 31, 2011 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate:
Real estate – construction and land development	$30,744	$6,207	$-
Real estate mortgage – residential	11,906	3,897	-
Real estate mortgage – farmland and other commercial enterprises	16,503	9,021	-
Commercial:
Commercial and industrial	386	-	-
Lease financing	124	-	-
Consumer:
Secured	80	-	-
Unsecured	12	-	1
Total	$59,755	$19,125	$1

The Company has allocated $2.9 million and $493 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings and that are in compliance with those terms as of December 31, 2012 and 2011, respectively.  The Company had no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings at December 31, 2012 and 2011.

During 2012, the Company had three credits that were modified as troubled debt restructurings. One restructuring includes a commercial real estate credit whereby the stated interest rate was reduced to 5.0% from 7.25% and repayment terms that include an initial six month interest only component. One restructuring includes a residential real estate credit whereby the stated interest rate was reduced to 4.125% from 6.0% and the due date extended by three months. The remaining restructured credit represents a secured consumer loans in which the maturity date was extended.

During 2011, the terms of four loans were modified as troubled debt restructurings. The modification of the terms of such loans included one forbearance arrangement to reduce a customer’s monthly principal and interest payment for a period of six months and three arrangements to adjust the stated interest rate of the loans to a below market rate for new debt with similar risk. The loan representing the forbearance arrangement was subsequently repaid in full. The rate on two loans was reduced to 4% and 6.75% from 6% and 9.25%, respectively. The rate on the third loan was increased to 5% from 4%, but was still considered below the market rate for new debt with similar risk characteristics.

The following table presents loans by class modified as troubled debt restructurings that occurred during the years ended December 31, 2012 and 2011.

(Dollars in thousands) Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
2012
Real Estate:
Real estate mortgage – residential	1	$72	$72
Real estate mortgage – farmland and other commercial enterprises	1	8,796	8,717
Consumer:
Unsecured	1	38	38
Total	3	$8,906	$8,827
2011
Real Estate:
Real estate – construction and land development	1	$159	$159
Real estate mortgage – residential	3	1,348	1,360
Total	4	$1,507	$1,519

The troubled debt restructurings identified above increased the allowance for loan losses by $442 thousand and $114 thousand for 2012 and 2011, respectively. There were no charge-offs related to these loans in 2012 or 2011.

The Company had one restructured credit in 2012 for which there was a payment default within twelve months following the modification. This credit had an outstanding balance of $72 thousand at December 31, 2012 and is secured by residential real estate. This credit had a specific reserve allocation of $5 thousand at year-end 2012. There were no charge-offs recorded during 2012 related to this credit.  For 2011, the Company had one such credit. This credit represents a real estate construction and land development project with an outstanding balance of $2.8 million at December 31, 2011. This credit had a specific reserve allocation of $21 thousand at December 31, 2011 and related charge-offs were recorded during 2011 in the amount of $335 thousand.

The tables below present an age analysis of past due loans 30 days or more by class of loans as of the dates indicated. Past due loans that are also classified as nonaccrual are included in their respective past due category.

December 31, 2012 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate:
Real estate – construction and land development	$908	$1,361	$2,269	$100,185	$102,454
Real estate mortgage – residential	2,303	2,500	4,803	363,959	368,762
Real estate mortgage – farmland and other commercial enterprises	1,990	10,724	12,714	412,763	425,477
Commercial:
Commercial and industrial	108	53	161	46,651	46,812
States and political subdivisions	-	-	-	21,472	21,472
Lease financing, net	1	53	54	2,561	2,615
Other	38	399	437	18,719	19,156
Consumer:
Secured	69	-	69	11,663	11,732
Unsecured	137	-	137	6,378	6,515
Total	$5,554	$15,090	$20,644	$984,351	$1,004,995

December 31, 2011 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate:
Real estate – construction and land development	$3,343	$18,970	$22,313	$97,676	$119,989
Real estate mortgage – residential	3,382	6,990	10,372	386,985	397,357
Real estate mortgage – farmland and other commercial enterprises	4,138	12,859	16,997	415,441	432,438
Commercial:
Commercial and industrial	98	300	398	48,373	48,771
States and political subdivisions	-	-	-	23,601	23,601
Lease financing, net	80	96	176	6,976	7,152
Other	29	-	29	21,406	21,435
Consumer:
Secured	200	17	217	13,997	14,214
Unsecured	61	5	66	7,085	7,151
Total	$11,331	$39,237	$50,568	$1,021,540	$1,072,108

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

Loans not meeting the criteria above which are analyzed individually as part of the above described process are considered to be pass rated loans, which are considered to have a low risk of loss.  Based on the most recent analysis performed, the risk category of loans by class of loans is as follows for the dates indicated. Each of the following tables exclude immaterial amounts attributed to accrued interest receivable.

	Real Estate			Commercial
December 31, 2012 (In thousands)	Real Estate-Construction and Land Development	Real Estate Mortgage-Residential	Real Estate Mortgage-Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Lease Financing	Other
Credit risk profile by internally assigned rating grades:
Pass	$68,721	$328,214	$348,918	$41,527	$21,472	$2,615	$18,592
Special Mention	7,562	18,485	35,027	4,201	-	-	559
Substandard	26,171	21,984	41,532	1,008	-	-	5
Doubtful	-	79	-	76	-	-	-
Total	$102,454	$368,762	$425,477	$46,812	$21,472	$2,615	$19,156

	Real Estate			Commercial
December 31, 2011 (In thousands)	Real Estate-Construction and Land Development	Real Estate Mortgage-Residential	Real Estate Mortgage-Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Lease Financing	Other
Credit risk profile by internally assigned rating grades:
Pass	$65,306	$346,648	$342,998	$41,556	$23,601	$7,022	$20,415
Special Mention	7,443	14,525	21,453	2,969	-	6	1,000
Substandard	47,091	35,007	65,856	4,103	-	124	20
Doubtful	149	1,177	2,131	143	-	-	-
Total	$119,989	$397,357	$432,438	$48,771	$23,601	$7,152	$21,435

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the consumer loans outstanding based on payment activity as of December 31, 2012 and 2011.

	December 31, 2012		December 31, 2011
	Consumer		Consumer
(In thousands)	Secured	Unsecured	Secured	Unsecured
Credit risk profile based on payment activity:
Performing	$11,723	$6,382	$14,134	$7,138
Nonperforming	9	133	80	13
Total	$11,732	$6,515	$14,214	$7,151

4.  Other Real Estate Owned

OREO was as follows as of the date indicated:

December 31, (In thousands)	2012	2011
Construction and land development	$32,360	$21,951
Residential real estate	4,605	5,591
Farmland and other commercial enterprises	15,597	10,615
Total	$52,562	$38,157

OREO activity for 2012 and 2011 was as follows:

(In thousands)	2012	2011
Beginning balance	$38,157	$30,545
Transfers from loans	33,913	26,586
Transfers from premises	212	-
Proceeds from sales	(15,636)	(13,029)
Loss on sales	(324)	(516)
Write downs and other decreases, net	(3,760)	(5,429)
Ending balance	$52,562	$38,157

5.  Premises and Equipment

Premises and equipment consist of the following.

December 31, (In thousands)	2012	2011
Land, buildings, and leasehold improvements	$57,772	$58,195
Furniture and equipment	17,501	18,547
Total premises and equipment	75,273	76,742
Less accumulated depreciation and amortization	39,090	37,972
Premises and equipment, net	$36,183	$38,770

Depreciation and amortization of premises and equipment was $3.4 million, $3.5 million, and $3.8 million in 2012, 2011, and 2010, respectively.

6.  Deposit Liabilities

Major classifications of deposits are summarized as follows for the dates indicated:

December 31, (In thousands)	2012	2011
Noninterest Bearing	$254,912	$224,259

Interest Bearing
Demand	296,931	261,920
Savings	318,302	301,217
Time	540,665	647,669
Total interest bearing	1,155,898	1,210,806

Total Deposits	$1,410,810	$1,435,065

At December 31, 2012 the scheduled maturities of time deposits were as follows:

(In thousands)	Amount
2013	$323,554
2014	103,341
2015	55,642
2016	35,240
2017	17,816
Thereafter	5,072
Total	$540,665

Time deposits of $100,000 or more at December 31, 2012 and 2011 were $181 million and $218 million, respectively.  Interest expense on time deposits of $100,000 or more was $2.9 million, $4.5 million, and $7.1 million for 2012, 2011, and 2010, respectively.

Effective in the third quarter 2010, the Federal Deposit Insurance Corporation (“FDIC”) permanently raised its standard maximum insurance amount per depositor from $100,000 to $250,000. At December 31, 2012 and 2011, the Company had $32.2 million and $39.0 million, respectively, of time deposits outstanding in amounts of $250,000 or more.

Deposits from directors, executive officers, and principal shareholders of the Parent Company and its subsidiaries (including deposits from affiliated companies of which they are principal owners) and deposits from members of the immediate family of such persons were $19.1 million at December 31, 2012 and 2011. Such deposits were accepted in the normal course of business on substantially the same terms as those prevailing at the time for comparable transactions with other customers.

7.  Federal Funds Purchased and Other Short-term Borrowings

Federal funds purchased and other short-term borrowings represent borrowings with an original maturity of less than one year. All of the Company’s short-term borrowings are made up of federal funds purchased and securities sold under agreements to repurchase, which represent borrowings that generally mature one business day following the date of the transaction. Information on federal funds purchased and other short-term borrowings is as follows:

December 31, (Dollars in thousands)	2012	2011
Federal funds purchased and securities sold under agreement to repurchase	$24,083	$27,022
Total short-term	$24,083	$27,022

Average balance during the year	$26,134	$38,043
Maximum month-end balance during the year	31,632	72,810
Average interest rate during the year	.37%	.50%
Average interest rate at year-end	.29	.53

8.  Securities Sold Under Agreements to Repurchase and Other Long-term Borrowings

Long-term securities sold under agreements to repurchase and other borrowings represent borrowings with an original maturity of one year or more. The table below displays a summary of the ending balance and average rate for borrowed funds on the dates indicated.

December 31, (Dollars in thousands)	2012	Average Rate	2011	Average Rate
Federal Home Loan Bank advances	$29,297	4.04%	$40,694	4.14%
Subordinated notes payable	48,970	1.77	48,970	4.27
Securities sold under agreements to repurchase	100,000	3.95	150,000	3.96
Total long-term borrowings	$178,267	3.36%	$239,664	4.05%

Long-term FHLB advances are made pursuant to several different credit programs, which have their own interest rates and range of maturities. At December 31, 2012, interest rates on FHLB advances are fixed and range between 2.60% and 6.90%, averaging 4.04%, over a remaining maturity period of up to eight years. At December 31, 2011, interest rates on FHLB advances ranged between 2.60% and 6.90%, averaging 4.14%, over a remaining maturity period of up to nine years. Long-term FHLB borrowings of $28.0 million and $28.0 million at year-end 2012 and 2011, respectively, are putable quarterly. Long-term FHLB advances of zero and $10.0 million at December 31, 2012 and 2011, respectively, were convertible to a floating interest rate.

For FHLB advances, the subsidiary banks pledge FHLB stock and fully disbursed, otherwise unencumbered, 1-4 family first mortgage loans as collateral for these advances as required by the FHLB. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to an additional $93.3 million from the FHLB at year-end 2012.

During 2005 the Company completed two private offerings of trust preferred securities through two separate Delaware statutory trusts sponsored by the Company.  Farmers Capital Bank Trust I (“Trust I”) sold $10.0 million of preferred securities and Farmers Capital Bank Trust II (“Trust II”) sold $15.0 million of preferred securities.  The proceeds from the offerings were used to fund the cash portion of the acquisition of Citizens Bancorp, Inc., the former parent company of Citizens Northern. The trust preferred securities mature September 30, 2035 and may be redeemed at any time by the Trust at par.

Farmers Capital Bank Trust III (“Trust III”), a Delaware statutory trust sponsored by the Company, was formed during 2007 for the purpose of financing the cost of acquiring Company shares under a share repurchase program. Trust III sold $22.5 million of 6.60% (fixed through October 2012, thereafter at a variable rate of interest, reset quarterly, equal to the 3-month LIBOR plus a predetermined spread of 132 basis points) trust preferred securities to the public. The trust preferred securities mature on November 1, 2037 and may be redeemed by the Trust at par any time beginning on or after November 1, 2012. Trust I, Trust II, and Trust III are hereafter collectively referred to as the “Trusts.”

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

The subordinated notes are redeemable in whole or in part, without penalty, at the Company’s option beginning September 30, 2010 and mature on September 30, 2035 with respect to Trust I and Trust II.  For Trust III, the subordinated notes are redeemable in whole or in part, without penalty, at the Company’s option on or after November 1, 2012. The notes are junior in right of payment of all present and future senior indebtedness. At December 31, 2012 and 2011 the balance of the subordinated notes payable to Trust I, Trust II, and Trust III was $10.3 million, $15.5 million, and

$23.2 million, respectively. The interest rates in effect as of the last determination date for 2012 were 1.81%, 1.96%, and 1.63% for Trust I, Trust II, and Trust III, respectively. For 2011 these rates were 2.08%, 2.23%, and 6.60% for Trust I Trust II, and Trust III, respectively.

The Company is not considered the primary beneficiary of the Trusts; therefore the Trusts are not consolidated into its financial statements. Accordingly, the Company does not report the securities issued by the Trusts as liabilities, but instead reports as liabilities the subordinated notes issued by the Company and held by the Trusts.  The Company, which owns all of the common securities of the Trusts, accounts for its investment in each of the Trusts as assets.  The Company records interest expense on the corresponding notes issued to the Trusts on its statements of income.

The subordinated notes, net of the Company’s investment in the Trusts, may be included in Tier 1 capital (with certain limitations applicable) under current regulatory capital guidelines and interpretations.  The net amount of subordinated notes in excess of the limit may be included in Tier 2 capital, subject to restrictions. At year-end 2012 and 2011, the Company’s Tier 1 capital included $47.5 million, which represents the full amount of the subordinated notes net of the Company’s investment in the Trusts.

During 2007, the Company entered into a balance sheet leverage transaction whereby it borrowed $200 million in multiple fixed rate term repurchase agreements with an initial weighted average cost of 3.95% and invested the proceeds in Government National Mortgage Association (“GNMA”) bonds, which were pledged as collateral. The Company is required to secure the borrowed funds by GNMA bonds valued at 106% of the outstanding principal balance. The borrowings have an outstanding balance of $100 million at December 31, 2012, are putable on a quarterly basis, and mature in November 2017. The repurchase agreements are held by each of the Company’s three subsidiary banks that are participating in the transaction and are guaranteed by the Parent Company.

Maturities of long-term borrowings at December 31, 2012 are as follows:

(In thousands)	Amount
2013	$2,000
2014	8,029
2015	-
2016	-
2017	115,000
Thereafter	53,238
Total	$178,267

9.  Income Taxes

The components of income tax expense are as follows:

December 31, (In thousands)	2012	2011	2010
Currently payable	$3,953	$1,580	$5,429
Deferred	(1,043)	(2,227)	(3,392)
Total applicable to operations	2,910	(647)	2,037
Deferred tax charged (credited) to components of shareholders’ equity:
Unfunded status of postretirement benefits	(92)	(500)	643
Net unrealized securities gains	214	3,593	(2,239)
Total income taxes	$3,032	$2,446	$441

An analysis of the difference between the effective income tax rates and the statutory federal income tax rate follows.

December 31,	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
Changes from statutory rates resulting from:
Tax-exempt interest	(7.6)	(51.5)	(15.3)
Nondeductible interest to carry tax-exempt obligations	.4	3.6	1.3
Nondeductible legal expense	.5	-	-
Tax credits	(1.8)	(13.0)	(2.5)
Premium income not subject to tax	(2.5)	(5.5)	(3.9)
Company-owned life insurance	(3.5)	(15.2)	8.2
Uncertain tax position	(.9)	14.3	-
Other, net	(.3)	1.4	(.1)
Effective tax rate on pretax income	19.3%	(30.9)%	22.7%
The tax effects of the significant temporary differences that comprise deferred tax assets and liabilities at December 31, 2012 and 2011 are as follows:

December 31, (In thousands)	2012	2011
Assets
Allowance for loan losses	$8,571	$9,907
Deferred directors’ fees	281	280
Postretirement benefit obligations	5,633	5,057
Other real estate owned	2,398	1,422
Partnership investments	1,444	1,395
Self-funded insurance	164	169
Paid time off	705	656
Depreciation	676	140
Intangibles	3,526	3,749
Other	44	82
Total deferred tax assets	23,442	22,857
Liabilities
Unrealized gains on available for sale investment securities, net	5,066	4,854
Prepaid expenses	505	628
Federal Home Loan Bank stock dividends	1,087	1,080
Deferred loan fees	811	852
Lease financing operations	366	758
Total deferred tax liabilities	7,835	8,172
Net deferred tax asset	$15,607	$14,685

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2012.

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

During the first quarter of 2011 the Company became aware that this customer had received verbal notification of the IRS’s intent to issue an adverse ruling regarding the qualified status of the financing.  At that time, the Company had a potential accumulated tax liability of $402 thousand at risk related to the determination for the tax years 2007 through 2010.   Under ASC 740, “Income Taxes”, the Company is required to recognize a tax position when it is more likely than not that the position would be sustained in a tax examination, with the tax examination being presumed to occur.  Additionally, ASC 740 indicates that a subsequent change in facts and circumstances should be recognized in the period in which the change occurs.   As such, the Company recorded an accrual of $449 thousand including the $402 thousand accumulated tax liability and interest of $47 thousand in the first quarter of 2011. The amount of this tax liability has been reduced by $272 thousand since the initial recording of the liability due to the statute of limitations expiring on a portion of the potential tax payment.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	2012	2011
Balance, beginning of year	$266	$-
Additions (reductions) to tax positions of prior years	(112)	266
Balance, end of year	$154	$266

The $154 thousand at year-end 2012 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.  The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The Company’s policy is to record the accrual of interest or penalties relative to unrecognized tax benefits, if any, in its income tax expense accounts. The total amount of interest recorded in the income tax expense (benefit) line item of the income statement for the year ended December 31, 2011 was $32 thousand. This interest amount was reduced by $9 thousand during 2012 due to the statute of limitations expiring on a portion of the potential tax payment. There was no interest recorded for 2010. The amount accrued for interest at December 31, 2012 and 2011 was $23 thousand and $32 thousand, respectively. No penalties were accrued or recorded during the three year period.

The Company files U.S. federal and various state income tax returns. The Company is no longer subject to income tax examinations by taxing authorities for the years before 2009.

10.  Retirement Plans

The Company maintains a salary savings plan that covers substantially all of its employees. The Company matches voluntary tax deferred employee contributions at 50% of eligible deferrals up to a maximum of 6% of the participants’ compensation. The Company may, at the discretion of its Board, contribute an additional amount based upon a percentage of covered employees’ salaries. The Company did not make a discretionary contribution during 2012, 2011, or 2010. Discretionary contributions are allocated among participants in the ratio that each participant’s compensation bears to all participants’ compensation. Eligible employees are presented with various investment alternatives related to the salary savings plan. Those alternatives include various stock and bond mutual funds ranging from traditional growth funds to more stable income funds as well as an option to invest in bank certificates of deposits. Company shares are not an available investment alternative in the salary savings plan. The total retirement plan expense for 2012, 2011, and 2010 was $485 thousand, $470 thousand, and $514 thousand, respectively.

In connection with the acquisition of Citizens Northern, the Company acquired nonqualified supplemental retirement plans for certain key employees. Benefits provided under these plans are unfunded, and payments to plan participants are made by the Company.

The following schedules set forth a reconciliation of the changes in the supplemental retirement plans’ benefit obligation and funded status for the years ended December 31, 2012 and 2011.

(In thousands)	2012	2011
Change in Benefit Obligation
Obligation at beginning of year	$706	$646
Service cost	26	22
Interest cost	29	32
Actuarial loss	8	33
Benefit payments	(28)	(27)
Obligation at end of year	$741	$706

The following table provides disclosure of the net periodic benefit cost as of December 31 for the years indicated.

(In thousands)	2012	2011
Service cost	$26	$22
Interest cost	29	32
Recognized net actuarial loss	8	2
Net periodic benefit cost	$63	$56
Major assumptions:
Discount rate used to determine net period benefit cost	4.39%	5.55%
Discount rate used to determine benefit obligation at year end	4.03	4.39

The following table presents estimated future benefit payments in the period indicated.

(In thousands)	Supplemental Retirement Plan
2013	$28
2014	28
2015	28
2016	28
2017	28
2018-2022	326
Total	$466

Amounts recognized in accumulated other comprehensive income as of December 31, 2012 and 2011 are as follows:

(In thousands)	2012	2011
Unrecognized net actuarial loss	$157	$157
Total	$157	$157

The estimated cost that will be amortized from accumulated other comprehensive income into net periodic cost over the next fiscal year is as follows:

(In thousands)	Supplemental Retirement Plan
Unrecognized net actuarial loss	$12
Total	$12

11.  Common Stock Options

During 1997 the Company’s Board of Directors approved a nonqualified stock option plan (the “Plan”), subsequently approved by the Company’s shareholders, that has provided for the granting of stock options to key employees and officers of the Company. The Plan provides for the granting of options to purchase up to 450,000 shares of the Company’s common stock at a price equal to the fair value of the Company’s common stock on the date the option is granted. The term of the options expires after ten years from the date on which the options are granted. Options granted under the Plan must be held for a minimum of one year before they can be exercised. Forfeited options are available for the granting of additional stock options under the Plan. Options forfeited from the initial grant in 1997 were used to grant options during 2000 and 2004. Total options granted were 450,000, 54,000, and 40,049 in the years 1997, 2000, and 2004, respectively. Unexercised options granted during 1997 and 2000 have expired. All outstanding options granted under the Plan are vested. At December 31, 2012 there were 52,172 options available for future grants under the Plan.

As detailed below, there was no change in the number of options and related weighted average price outstanding during 2012.

	2012
	Shares	Weighted Average Exercise Price
Options outstanding at beginning and end of year	24,049	$34.80
Options exercisable at year-end	24,049	$34.80

Options outstanding at year-end 2012 have a remaining contractual life of 1.83 years. Aggregate options outstanding and exercisable at December 31, 2012 had no intrinsic value since the exercise price was in excess of the market price of the Company’s stock. There were no options exercised or granted in any year in the three-year periods ending December 31, 2012, nor were there any modifications or cash paid to settle stock option awards during those periods.

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

The following schedules set forth a reconciliation of the changes to the benefit obligation and funded status of the plans for the years ended December 31, 2012 and 2011.

(In thousands)	2012	2011
Change in Benefit Obligation
Obligation at beginning of year	$14,294	$11,760
Service cost	617	432
Interest cost	608	605
Actuarial loss	674	1,750
Participant contributions	85	86
Benefit payments	(343)	(339)
Obligation at end of year	$15,935	$14,294

The following table provides disclosure of the net periodic benefit cost as of December 31 for the years indicated.

(In thousands)	2012	2011
Service cost	$617	$432
Interest cost	608	605
Amortization of transition obligation	102	102
Recognized prior service cost	257	257
Amortization of net actuarial loss	56	-
Net periodic benefit cost	$1,640	$1,396
Major assumptions:
Discount rate used to determine net periodic benefit cost	4.39%	5.55%
Discount rate used to determine benefit obligation as of year end	4.03	4.39
Retiree participation rate (Plan 1)	100.00	100.00
Retiree participation rate (Plan 2)	72.00	72.00

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. For measurement purposes, the rate of increase in pre-Medicare medical care claims costs was 8% and 7% for 2013 and 2014, respectively, then grading down by .5% annually to 5% for 2018 and thereafter. For dental claims cost, it was 5% for 2013 and thereafter. A 1% change in the assumed health care cost trend rates would have the following incremental effects:

(In thousands)	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$329	$(249)
Effect on accumulated postretirement benefit obligation	3,374	(2,632)

The following table presents estimated future benefit payments in the period indicated.

(In thousands)	Postretirement Medical Benefits
2013	$349
2014	384
2015	402
2016	428
2017	478
2018-2022	3,045
Total	$5,086

Amounts recognized in accumulated other comprehensive income as of December 31, 2012 and 2011 are as follows:

(In thousands)	2012	2011
Unrecognized net actuarial loss	$3,087	$2,469
Unrecognized transition obligation	-	101
Unrecognized prior service cost	639	896
Total	$3,726	$3,466

The estimated costs that will be amortized from accumulated other comprehensive income into net periodic cost over the next fiscal year are as follows:

(In thousands)	Postretirement Medical Benefits
Unrecognized prior service cost	$257
Total	$257

13. Leases

The Company leases certain branch sites and banking equipment under various operating leases. Branch site leases have renewal options of varying lengths and terms. The following table presents estimated future minimum rental commitments under these leases for the period indicated.

(In thousands)	Operating Leases
2013	$355
2014	341
2015	303
2016	240
2017	127
Thereafter	568
Total	$1,934

Rent expense was $424 thousand, $451 thousand, and $568 thousand for 2012, 2011, and 2010, respectively.

14.   Financial Instruments With Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The financial instruments include commitments to extend credit in the form of unused lines of credit and standby letters of credit.

These financial instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Total commitments to extend credit were $129 million and $118 million at December 31, 2012 and 2011, respectively. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit, if deemed necessary by the Company, is based on management’s credit evaluation of the counter-party. Collateral held varies, but may include accounts receivable, marketable securities, inventory, premises and equipment, residential real estate, and income producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The credit risk involved in issuing letters of credit is essentially the same as that received when extending credit to customers. The fair value of these instruments is not considered material for disclosure. The Company had $24.4 million and $25.0 million in irrevocable letters of credit outstanding at December 31, 2012 and 2011, respectively.

The contractual amount of financial instruments with off-balance sheet risk was as follows at year-end.

December 31,	2012		2011
(In thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit, including unused lines of credit	$51,447	$77,176	$34,399	$83,173
Standby letters of credit	2,647	21,740	2,942	22,047
Total	$54,094	$98,916	$37,341	$105,220

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

16.   Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. As of December 31, 2012, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. It is the opinion of management, after discussion with legal counsel, that the disposition or ultimate resolution of such claims and legal actions will not have a material effect upon the consolidated financial statements of the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the tables below) of Tier 1 and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). As of December 31, 2012, the most recent notification from the FDIC categorized the banks as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the banks must maintain minimum Tier 1 Risk-based, Total Risk-based, and Tier 1 Leverage ratios as set forth in the tables. There are no conditions or events since that notification that management believes have changed the institutions’ category. As noted below under the caption

“Summary of Regulatory Agreements,” three of the Company’s subsidiary banks are required to maintain certain capital ratios that exceed the regulatory established well-capitalized status.

The regulatory capital amounts and ratios of the consolidated Company and its subsidiary banks are presented in the following tables for the dates indicated.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Risk-based Capital1
Consolidated	$206,470	18.27%	$45,215	4.00%	N/A	N/A
Farmers Bank2	69,582	17.94	15,515	4.00	$23,273	6.00%
United Bank2	51,695	15.41	13,420	4.00	20,130	6.00
First Citizens	29,017	13.57	8,552	4.00	12,828	6.00
Citizens Northern2	23,553	12.97	7,264	4.00	10,896	6.00
Total Risk-based Capital 1
Consolidated	$220,741	19.53%	$90,431	8.00%	N/A	N/A
Farmers Bank2	74,475	19.20	31,030	8.00	$38,788	10.00%
United Bank2	55,980	16.69	26,839	8.00	33,549	10.00
First Citizens	30,908	14.46	17,104	8.00	21,380	10.00
Citizens Northern2	25,826	14.22	14,528	8.00	18,159	10.00
Tier 1 Leverage Capital 3
Consolidated	$206,470	11.24%	$73,479	4.00%	N/A	N/A
Farmers Bank2	69,582	9.68	28,768	4.00	$35,960	5.00%
United Bank2	51,695	9.45	21,878	4.00	27,347	5.00
First Citizens	29,017	9.42	12,327	4.00	15,409	5.00
Citizens Northern2	23,553	9.36	10,063	4.00	12,579	5.00

December 31, 2011
Tier 1 Risk-based Capital1
Consolidated	$192,648	16.68%	$46,194	4.00%	N/A	N/A
Farmers Bank2	70,101	17.58	15,954	4.00	$23,932	6.00%
United Bank2	48,744	13.51	14,437	4.00	21,656	6.00
First Citizens	28,025	13.47	8,323	4.00	12,485	6.00
Citizens Northern2	21,553	12.24	7,045	4.00	10,568	6.00
Total Risk-based Capital 1
Consolidated	$207,254	17.95%	$92,388	8.00%	N/A	N/A
Farmers Bank2	75,151	18.84	31,909	8.00	$39,886	10.00%
United Bank2	53,368	14.79	28,874	8.00	36,093	10.00
First Citizens	29,579	14.21	16,647	8.00	20,809	10.00
Citizens Northern2	23,764	13.49	14,091	8.00	17,614	10.00
Tier 1 Leverage Capital 3
Consolidated	$192,648	10.16%	$75,873	4.00%	N/A	N/A
Farmers Bank2	70,101	9.47	29,611	4.00	$37,013	5.00%
United Bank2	48,744	8.44	23,105	4.00	28,881	5.00
First Citizens	28,025	8.93	12,550	4.00	15,688	5.00
Citizens Northern2	21,553	8.48	10,168	4.00	12,711	5.00

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

2See discussion below under the caption “Summary of Regulatory Agreements” for minimum capital ratios required as part of the bank’s regulatory agreement.

3Tier 1 Leverage ratio is computed by dividing a bank’s Tier 1 Capital by its total quarterly average assets, as defined by regulation.

Payment of dividends by the Company’s subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. Generally, capital distributions are limited to undistributed net income for the current and prior two years, subject to the capital requirements as summarized above. At December 31, 2012, three of the Company’s subsidiary banks are required to obtain regulatory approval before declaring or paying a dividend to the

Parent Company as a result of agreements that were entered into with their primary regulator. The payment of dividends by the Parent Company to its shareholders is also subject to approval as a result of regulatory agreement. The regulatory agreements, which are summarized below, also require three of the Company’s subsidiary banks to maintain capital ratios that exceed the regulatory established well-capitalized status.

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

Farmers Bank.  In November of 2009, the KDFI and FRB St. Louis entered into a Memorandum with Farmers Bank.  The Memorandum requires that Farmers Bank obtain written consent prior to declaring or paying the Parent Company a cash dividend and to achieve and maintain a Tier 1 Leverage ratio of 8.0% by June 30, 2010.  The Parent Company injected from its reserves $11 million of capital into Farmers Bank subsequent to the Memorandum and an additional $200 thousand during 2010. During the third quarter of 2012, Farmers Bank paid dividends in the amount of $4.0 million to the Parent Company after receiving approval from its regulators. At December 31, 2012, Farmers Bank had a Tier 1 Leverage ratio of 9.68% and a Total Risk-based Capital ratio of 19.20%.

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

The Company received written notification in January 2013 that the FRB St. Louis and the KDFI terminated the Memorandum that was entered into with Farmers Bank effective immediately. The termination followed a joint examination of Farmers Bank by the FRB St. Louis and the KDFI, which found satisfactory compliance with the terms of the Memorandum and overall improvement in financial condition.

United Bank.  In November of 2009, the Federal Deposit Insurance Corporation (“FDIC”) and United Bank entered into a Cease and Desist Order (“C&D”) primarily as a result of its level of nonperforming assets.  The C&D was terminated in December 2011 coincident with the issuance of a Consent Order (“Consent Order”) entered into between the parties. The Consent Order is substantially the same as the C&D, with the primary exception being that United Bank must achieve and maintain a Tier 1 Leverage ratio of 9.0% and a Total Risk-based Capital ratio of 13.0% no later than March 31, 2012.   During the first quarter of 2012, the Parent Company injected from its reserves $2.5 million of capital into United Bank in order for it to comply with the Consent Order. At December 31, 2012, United Bank had a Tier 1 Leverage ratio of 9.45% and a Total Risk-based Capital ratio of 16.69%. The Parent Company has injected from its reserves $18.9 million of capital into United Bank since the fourth quarter 2009.

Other components in the regulatory order include stricter oversight and reporting to its regulators in terms of complying with the Consent Order. It also includes an increase in the level of reporting by management to its board of directors of its financial results, budgeting, and liquidity analysis, as well as restricting the bank from extending additional credit to borrowers with credits classified as substandard, doubtful or special mention in the report of examination. There is also a requirement to obtain written consent prior to declaring or paying a dividend and to develop a written contingency plan if the bank is unable to meet the capital levels established in the Consent Order.

Citizens Northern.  The KDFI and the FDIC entered into a Memorandum with Citizens Northern in September of 2010.  The Memorandum requires that Citizens Northern obtain written consent prior to declaring or paying a dividend and to increase Tier 1 Leverage ratio to equal or exceed 7.5% prior to September 30, 2010 and to achieve and maintain Tier 1 Leverage ratio to equal or exceed 8.0% prior to December 31, 2010.  In December 2010, the Parent Company injected $250 thousand of capital into Citizens Northern to bring its Tier 1 Leverage ratio up to 8.04% as of year-end 2010.  At December 31, 2012, Citizens Northern had a Tier 1 Leverage ratio of 9.36% and a Total Risk-based Capital ratio of 14.22%.

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

Regulators continue to monitor the Company’s progress and compliance with the regulatory agreements through periodic on-site examinations, regular communications, and quarterly data analysis. At the Parent Company and at each of its bank subsidiaries, the Company believes it is adequately addressing all issues of the regulatory agreements to which it is subject. However, only the respective regulatory agencies can determine if compliance with the applicable regulatory agreements have been met. The Company believes that it and its subsidiary banks are in compliance with the requirements identified in the regulatory agreements as of December 31, 2012.

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

18.  Fair Value Measurements

ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value, and sets forth disclosures about fair value measurements. ASC Topic 825, “Financial Instruments,” allows entities to choose to measure certain financial assets and liabilities at fair value. The Company has not elected the fair value option for any of its financial assets or liabilities.

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

Available for sale investment securities are the Company’s only balance sheet item that meets the disclosure requirements for instruments measured at fair value on a recurring basis. Disclosures as of December 31, 2012 and 2011 are as follows:

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2012
Obligations of U.S. government-sponsored entities	$76,095	$-	$76,095	$-
Obligations of states and political subdivisions	118,755	-	118,755	-
Mortgage-backed securities – residential	370,439	-	370,439	-
Corporate debt securities	5,826	-	5,826	-
Mutual funds and equity securities	1,993	1,993	-	-
Total	$573,108	$1,993	$571,115	$-

December 31, 2011
Obligations of U.S. government-sponsored entities	$96,163	$-	$96,163	$-
Obligations of states and political subdivisions	84,619	-	84,619	-
Mortgage-backed securities – residential	408,863	-	408,863	-
Mortgage-backed securities – commercial	209	-	209	-
Corporate debt securities	6,364	-	6,364	-
Mutual funds and equity securities	1,601	1,601	-	-
Total	$597,819	$1,601	$596,218	$-

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

OREO includes properties acquired by the Company through actual loan foreclosures and is carried at fair value less estimated costs to sell. Fair value of OREO at acquisition is generally based on third party appraisals of the property that includes comparable sales data and is considered as Level 3 inputs. The carrying value of each OREO property is updated at least annually and more frequently when market conditions significantly impact the value of the property. If the carrying amount of the OREO exceeds fair value less estimated costs to sell, an impairment loss is recorded through noninterest expense.

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

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012
Impaired Loans
Real estate - construction and land development	$17,921	$-	$-	$17,921
Real estate mortgage - residential	2,273	-	-	2,273
Real estate mortgage - farmland and other commercial enterprises	3,523	-	-	3,523
Commercial and industrial	9	-	-	9
Consumer - secured	4	-	-	4
Consumer - unsecured	113	-	-	113
Total	$23,843	$-	$-	$23,843

OREO
Real estate - construction and land development	$15,873	$-	$-	$15,873
Real estate mortgage - residential	1,483	-	-	1,483
Real estate mortgage - farmland and other commercial enterprises	3,826	-	-	3,826
Total	$21,182	$-	$-	$21,182

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011
Impaired Loans
Real estate - construction and land development	$18,636	$-	$-	$18,636
Real estate mortgage - residential	6,824	-	-	6,824
Real estate mortgage - farmland and other commercial enterprises	14,264	-	-	14,264
Commercial and industrial	293	-	-	293
Consumer	47	-	-	47
Total	$40,064	$-	$-	$40,064

OREO
Real estate - construction and land development	$8,826	$-	$-	$8,826
Real estate mortgage - residential	1,217	-	-	1,217
Real estate mortgage - farmland and other commercial enterprises	4,785	-	-	4,785
Total	$14,828	$-	$-	$14,828

The following table presents impairment charges recorded in earnings on assets measured at fair value on a nonrecurring basis.

(In thousands) Years Ended December 31,	2012	2011
Impaired loans	$4,755	$4,255
OREO	3,120	4,901
Total	$7,875	$9,156

The following table presents quantitative information about unobservable inputs for assets measured on a nonrecurring basis using Level 3 measurements.

(In thousands)	Fair Value at December 31, 2012	Valuation Technique	Unobservable Inputs	Range			Weighted Average
Impaired loans	$23,843	Discounted appraisals	Marketability discount	.8%	-	32.0%	8.7%
OREO	$21,182	Discounted appraisals	Marketability discount	.3%	-	71.4%	7.6%

As previously discussed, the fair value of real estate securing impaired loans and OREO are based on current third party appraisals. It is often necessary, however, for the Company to discount the appraisal amounts supporting its impaired loans and OREO.  These discounts relate primarily to marketing and other holding costs that are not included in certain appraisals or to update values as a result of market declines of similar properties for which newer appraisals are available. Discounts also result from contracts to sell properties entered into during the period. The range of discounts is presented in the table above for 2012. The upper end of the range identified in the table above related to OREO is the result of a few outlier transactions of small dollar properties written down to the contracted sales price, which magnified the percentage. The weighted average column is more of an indicator of the discounts applied to the appraisals.

Fair Value of Financial Instruments

The table that follows represents the estimated fair values of the Company’s financial instruments made in accordance with the requirements of ASC 825, “Financial Instruments.” ASC 825 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet for which it is practicable to estimate that value. The estimated fair value amounts have been determined by the Company using available market information and present value or other valuation techniques. These derived fair values are subjective in nature, involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. ASC 825 excludes certain financial instruments and all nonfinancial instruments from the disclosure requirements. Accordingly, the aggregate fair value amounts presented are not intended to represent the underlying value of the Company.

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

Federal Home Loan Bank and Federal Reserve Bank Stock
It is not practical to determine the fair value of Federal Home Loan Bank and Federal Reserve Bank stock due to restrictions placed on its transferability.

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

The following table presents the estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2012 and 2011. Information for available for sale investment securities is presented within this footnote in greater detail above.

			Fair Value Measurements Using
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012
Assets
Cash and cash equivalents	$95,855	$95,855	$95,855	$-	$-
Held to maturity investment securities	820	956	-	956	-
Loans, net	980,550	979,301	-	-	979,301
Accrued interest receivable	6,074	6,074	-	6,074	-
Federal Home Loan Bank and Federal Reserve Bank Stock	9,516	N/A	-	-	-

Liabilities
Deposits	1,410,810	1,414,395	870,145	-	544,250
Federal funds purchased and other short-term borrowings	24,083	24,083	-	24,083	-
Securities sold under agreements to repurchase and other long-term borrowings	129,297	148,680	-	148,680	-
Subordinated notes payable to unconsolidated trusts	48,970	21,015	-	-	21,015
Accrued interest payable	1,370	1,370	-	1,370	-

December 31, 2011
Assets
Cash and cash equivalents	$94,309	$94,309	$94,309	$-	$-
Held to maturity investment securities	875	974	-	974	-
Loans, net	1,043,844	1,043,824	-	-	1,043,824
Accrued interest receivable	6,619	6,619	-	6,619	-
Federal Home Loan Bank and Federal Reserve Bank Stock	9,516	N/A	-	-	-

Liabilities
Deposits	1,435,065	1,441,490	787,396	-	654,094
Federal funds purchased and other short-term borrowings	27,022	27,022	-	27,022	-
Securities sold under agreements to repurchase and other long-term borrowings	190,694	212,176	-	212,176	-
Subordinated notes payable to unconsolidated trusts	48,970	20,982	-	-	20,982
Accrued interest payable	2,375	2,375	-	2,375	-

19.  Parent Company Financial Statements

Condensed Balance Sheets

December 31, (In thousands)	2012	2011
Assets
Cash and cash equivalents	$24,776	$18,362
Investment in subsidiaries	196,406	192,486
Other assets	862	793
Total assets	$222,044	$211,641
Liabilities
Dividends payable	$188	$188
Subordinated notes payable to unconsolidated trusts	48,970	48,970
Other liabilities	4,865	5,426
Total liabilities	54,023	54,584
Shareholders’ Equity
Preferred stock	29,537	29,115
Common stock	934	931
Capital surplus	50,934	50,848
Retained earnings	79,747	69,520
Accumulated other comprehensive income	6,869	6,643
Total shareholders’ equity	168,021	157,057
Total liabilities and shareholders’ equity	$222,044	$211,641

Condensed Statements of Income and Comprehensive Income

Years Ended December 31, (In thousands)	2012	2011	2010
Income
Dividends from subsidiaries	$12,012	$4,511	$6,627
Interest	19	16	12
Other noninterest income	3,476	3,369	3,637
Total income	15,507	7,896	10,276
Expense
Interest expense - subordinated notes payable to unconsolidated trusts	1,879	2,026	2,035
Interest expense on other borrowed funds	-	2	2
Noninterest expense	3,875	3,484	3,689
Total expense	5,754	5,512	5,726
Income before income tax (benefit) expense and equity in undistributed income of subsidiaries	9,753	2,384	4,550
Income tax (benefit) expense	(759)	(854)	411
Income before equity in undistributed income of subsidiaries	10,512	3,238	4,139
Equity in undistributed income (loss) of subsidiaries	1,637	(500)	2,793
Net income	12,149	2,738	6,932
Other comprehensive income (loss)	226	5,745	(2,966)
Comprehensive income	$12,375	$8,483	$3,966

Condensed Statements of Cash Flows

Years Ended December 31, (In thousands)	2012	2011	2010
Cash Flows From Operating Activities
Net income	$12,149	$2,738	$6,932
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (income) loss of subsidiaries	(1,637)	500	(2,793)
Noncash employee stock purchase plan expense	3	3	2
Change in other assets and liabilities, net	(590)	1,253	1,917
Deferred income tax (benefit) expense	(64)	735	(850)
Net cash provided by operating activities	9,861	5,229	5,208
Cash Flows From Investing Activities
Return of equity from nonbank subsidiary	500	-	1,150
Investment in nonbank subsidiaries	-	-	(800)
Investment in bank subsidiaries	(2,500)	(4,000)	(3,350)
Proceeds from liquidation of company-owned life insurance	-	2,248	8,567
Net cash (used in) provided by investing activities	(2,000)	(1,752)	5,567
Cash Flows From Financing Activities
Dividends paid, common and preferred stock	(1,500)	(1,500)	(2,237)
Repurchase of common stock warrant	(75)	-	-
Shares issued under Employee Stock Purchase Plan	128	136	157
Net cash used in financing activities	(1,447)	(1,364)	(2,080)
Net increase in cash and cash equivalents	6,414	2,113	8,695
Cash and cash equivalents at beginning of year	18,362	16,249	7,554
Cash and cash equivalents at end of year	$24,776	$18,362	$16,249

20.   Quarterly Financial Data (Unaudited)

(In thousands, except per share data)
Quarters Ended 2012	March 31	June 30	Sept. 30	Dec. 31
Interest income	$18,410	$18,087	$17,578	$17,147
Interest expense	5,203	4,720	4,511	3,824
Net interest income	13,207	13,367	13,067	13,323
Provision for loan losses	977	1,341	(256)	710
Net interest income after provision for loan losses	12,230	12,026	13,323	12,613
Noninterest income	6,028	6,412	6,166	6,048
Noninterest expense	14,593	14,401	15,347	15,446
Income before income taxes	3,665	4,037	4,142	3,215
Income tax expense	356	890	1,051	613
Net income	3,309	3,147	3,091	2,602
Less dividends and accretion on preferred shares	478	480	481	483
Net income available to common shareholders	$2,831	$2,667	$2,610	$2,119
Net income per common share, basic and diluted	$.38	$.36	$.35	$.28
Weighted average shares outstanding, basic and diluted	7,447	7,454	7,461	7,466

(In thousands, except per share data)
Quarters Ended 2011	March 31	June 30	Sept. 30	Dec. 31
Interest income	$20,168	$20,133	$19,493	$18,555
Interest expense	6,512	6,311	6,096	5,751
Net interest income	13,656	13,822	13,397	12,804
Provision for loan losses	2,441	4,528	3,232	3,286
Net interest income after provision for loan losses	11,215	9,294	10,165	9,518
Noninterest income	5,893	6,340	6,260	5,898
Noninterest expense	15,282	15,507	16,959	14,744
Income (loss) before income taxes	1,826	127	(534)	672
Income tax expense (benefit)	781	(42)	(806)	(580)
Net income	1,045	169	272	1,252
Less dividends and accretion on preferred shares	472	473	474	477
Net income (loss) available to common shareholders	$573	$(304)	$(202)	$775
Net income (loss) per common share, basic and diluted	$.08	$(.04)	$(.03)	$.10
Weighted average shares outstanding, basic and diluted	7,412	7,420	7,427	7,437

21.  Intangible Assets

Acquired core deposit and customer relationship intangible assets were as follows as of December 31 for the years indicated.

	2012			2011
Amortized Intangible Assets (In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Core deposit intangibles	$6,398	$5,444	$954	$10,839	$9,039	$1,800
Other customer relationship intangibles	3,689	3,249	440	3,689	3,080	609
Total	$10,087	$8,693	$1,394	$14,528	$12,119	$2,409

Aggregate amortization expense of core deposit and customer relationship intangible assets was $1.0 million, $1.1 million, and $1.4 million for 2012, 2011, and 2010, respectively. Core deposit intangibles in the amount of $4.4 million recorded in connection with the Company’s acquisition of Citizens Northern during 2005 have been removed from the gross carrying amount and accumulated amortization for 2012 due to being fully amortized. Core deposit and customer relationship intangible assets are scheduled to be fully amortized by 2015. Estimated amortization expense over the remaining three years is as follows:

(In thousands)	Amount
2013	$540
2014	405
2015	449

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

The Company accounted for the allocation of the proceeds received from the issuance of the preferred shares, net of transaction costs, on a pro rata basis to the Series A preferred stock and the warrant based on their relative fair values. The Company used the Black-Scholes model to estimate the fair value of the warrant. The fair value of the Series A preferred stock was estimated using a discounted cash flow methodology and a discount rate of 13%. The Company assigned $2.0 million and $28.0 million to the warrant and the Series A preferred stock, respectively. The resulting discount on the Series A preferred stock is being accreted up to the $30.0 million liquidation amount over the five year expected life of the Series A preferred stock. The discount accretion is being recorded as additional preferred stock dividends, resulting in an effective dividend rate of 6.56%.

The Series A preferred shares have a liquidation preference of $1 thousand per share (plus any accrued and unpaid dividends) and pay a cumulative cash dividend quarterly at 5% per annum during the first five years, resetting to 9% thereafter if not redeemed. The Company may not pay dividends on the preferred shares without prior approval from its banking regulators. So long as the preferred shares are outstanding, the Company may not declare or pay a dividend or other distribution on its common stock, and generally may not purchase, redeem or otherwise acquire any shares of its common stock, unless all accrued and unpaid dividends on the preferred shares for all past dividend periods are paid in full. Holders of the preferred shares generally have no voting rights. However, if the Company defers dividend payments on its Series A preferred shares for an aggregate of six quarterly dividend periods, the authorized number of directors of the Company will increase by two and the holders of the Series A preferred shares will have the right to elect directors to fill such director positions at the Company’s next annual meeting of stockholders or special meeting called for that purpose. The Company may redeem the preferred shares for 100% of the liquidation preference amount at any time, in whole or in part, subject to obtaining prior approval of its banking regulators.

During 2012, the Treasury began conducting auctions as part of an ongoing effort to wind down and recover its remaining CPP investments. In June 2012, the Treasury conducted an auction that included preferred stock positions it held of seven financial firms, including the $30.0 million investment in the Company’s Series A preferred stock. The Treasury was successful in selling all of its investment in the Company’s Series A preferred stock to private investors through a registered public offering. The Company received no proceeds as part of the transaction. Since the Treasury no longer owns the preferred stock, the executive compensation and other restrictions previously put in place by the Treasury no longer apply. The Company continues to view the outstanding preferred stock as an important component of its capital structure.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On September 14, 2011, the Audit Committee of the Registrant dismissed Crowe Horwath LLP (“Crowe”) and engaged BKD, LLP (“BKD”) as its independent accountants.  Crowe’s service terminates at the completion of its audit and issuance of its related report on the Company’s financial statements filed on Form 10-K for the Company’s fiscal year ended December 31, 2011.  The change in the Registrant's independent accountants was the result of a competitive bidding process involving several accounting firms.

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

Management’s Assessment of the Company’s Internal Control over Financial Reporting.  Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, the Company’s management used the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

As a result of our assessment of the Company’s internal control over financial reporting, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officer1	Age	Positions and Offices With the Registrant	Years of Service With the Registrant

Lloyd C. Hillard, Jr.	66	President and Chief Executive Officer, Director2	20*

The Company has adopted a Code of Ethics that applies to the Company’s directors, officers and employees, including the Company’s chief executive officer and chief financial officer.  The Company makes available its Code of Ethics on its Internet website at www.farmerscapital.com.

Additional information required by Item 10 is hereby incorporated by reference from the Company's definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 14, 2013, which will be filed with the Commission on or about April 1, 2013, pursuant to Regulation 14A.

1R. Terry Bennett, Chairman of the Company’s board of directors, is considered an executive officer in name only for purposes of Regulation O.

2Also a director of Farmers Bank, United Bank, First Citizens Bank, Citizens Northern, FCB Services, Farmers Insurance (Chairman), FFKT Insurance, EGT Properties, EKT Properties, and an administrative trustee of Farmers Capital Bank Trust I, Farmers Capital Bank Trust II, and Farmers Capital Bank Trust III.

*Includes years of service with the Company and its subsidiaries.

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions, and Director Independence

Item 14.  Principal Accounting Fees and Services

The information required by Items 11 through 14 is hereby incorporated by reference from the Company's definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 14, 2013, which will be filed with the Commission on or about April 1, 2013, pursuant to Regulation 14A.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1.	Financial Statements

The following consolidated financial statements and report of independent registered public accounting firm of the Company is included in Part II, Item 8 on pages 80 through 131:

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

10.1	Employee Stock Purchase Plan of Farmers Capital Bank Corporation (incorporated by reference to Form S-8 effective June 24, 2004 (File No. 333-116801)).

10.2	Nonqualified Stock Option Plan of Farmers Capital Bank Corporation (incorporated by reference to Form S-8 effective September 8, 1998 (File No. 333-63037)).

10.3	Employment agreement dated December 10, 2012 between Farmers Capital Bank Corporation and Lloyd C. Hillard, Jr. (incorporated by reference to Exhibit 10.1 to Form 8-K/A filed December 26, 2012).

16**	Letter re Change in Certifying Accountant

21**	Subsidiaries of the Registrant

23.1**	Consent of Independent Registered Public Accounting Firm (BKD, LLP)

23.2**	Consent of Independent Registered Public Accounting Firm (Crowe Horwath LLP)

31.1**	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1**	Annual Certification of Chief Executive Officer Pursuant to 31 C.F.R. 30.15

99.2**	Annual Certification of Chief Financial Officer Pursuant to 31 C.F.R. 30.15

101***	Interactive Data Files

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

FARMERS CAPITAL BANK CORPORATION

By:	/s/ Lloyd C. Hillard, Jr.
Lloyd C. Hillard, Jr.
President and Chief Executive Officer

Date:	March 7, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Lloyd C. Hillard, Jr.	President, Chief Executive Officer	March 7, 2013
Lloyd C. Hillard, Jr.	and Director (principal executive
officer of the Registrant)

/s/ R. Terry Bennett	Chairman	February 23, 2013
R. Terry Bennett

/s/ J. Barry Banker	Vice Chairman	March 2, 2013
J. Barry Banker

/s/ Michael J. Crawford	Director	February 26, 2013
Michael J. Crawford

/s/ John R. Farris	Director	February 27, 2013
John R. Farris

/s/ William C. Nash	Director	February 28, 2013
Dr. William C. Nash

/s/ David R. O’Bryan	Director	February 27, 2013
David R. O’Bryan

/s/ Fred N. Parker	Director	February 26, 2013
Fred N. Parker

/s/ David Young Phelps	Director	February 27, 2013
David Young Phelps

/s/ Marvin E. Strong, Jr.	Director	February 28, 2013
Marvin E. Strong, Jr.

/s/ Fred Sutterlin	Director	March 4, 2013
Fred Sutterlin

/s/ Shelley S. Sweeney	Director	February 25, 2013
Shelley S. Sweeney

/s/ Doug Carpenter	Executive Vice President, Secretary	March 7, 2013
C. Douglas Carpenter	and Chief Financial Officer
(principal financial and accounting officer)

INDEX OF EXHIBITS

Exhibit

16	Letter re Change in Certifying Accountant

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Annual Certification of Chief Executive Officer Pursuant to 31 C.F.R. 30.15

99.2	Annual Certification of Chief Financial Officer Pursuant to 31 C.F.R. 30.15