Form 10-Q
period 2013-03-31
FARMERS CAPITAL BANK CORP
filed 2013-05-08
CIK 713095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 OR 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
7,472,838 shares outstanding at May 7, 2013

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
Unaudited Condensed Consolidated Balance Sheets	3
Unaudited Condensed Consolidated Statements of Income	4
Unaudited Condensed Consolidated Statements of Comprehensive Income	5
Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity	6
Unaudited Condensed Consolidated Statements of Cash Flows	7
Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3. Quantitative and Qualitative Disclosures About Market Risk	44

Item 4. Controls and Procedures	44

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	45

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 6. Exhibits	45

SIGNATURES	47

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Unaudited Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents:
Cash and due from banks	$20,833	$27,448
Interest bearing deposits in other banks	52,279	65,675
Federal funds sold and securities purchased under agreements to resell	4,614	2,732
Total cash and cash equivalents	77,726	95,855
Investment securities:
Available for sale, amortized cost of $556,258 (2013) and $558,630 (2012)	569,302	573,108
Held to maturity, fair value of $948 (2013) and $956 (2012)	820	820
Total investment securities	570,122	573,928
Loans, net of unearned income	1,017,977	1,004,995
Allowance for loan losses	(23,563)	(24,445)
Loans, net	994,414	980,550
Premises and equipment, net	36,381	36,183
Company-owned life insurance	28,195	27,973
Intangible assets, net	1,259	1,394
Other real estate owned	49,130	52,562
Other assets	37,307	38,787
Total assets	$1,794,534	$1,807,232
Liabilities
Deposits:
Noninterest bearing	$250,534	$254,912
Interest bearing	1,144,275	1,155,898
Total deposits	1,394,809	1,410,810
Federal funds purchased and other short-term borrowings	25,705	24,083
Securities sold under agreements to repurchase and other long-term borrowings	127,259	129,297
Subordinated notes payable to unconsolidated trusts	48,970	48,970
Dividends payable	188	188
Other liabilities	27,012	25,863
Total liabilities	1,623,943	1,639,211
Shareholders’ Equity
Preferred stock, no par value 1,000,000 shares authorized; 30,000 Series A shares issued and outstanding at March 31, 2013 and December 31, 2012; Liquidation preference of $30,000	29,647	29,537
Common stock, par value $.125 per share 14,608,000 shares authorized; 7,472,838 and 7,469,813 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	934	934
Capital surplus	50,974	50,934
Retained earnings	83,054	79,747
Accumulated other comprehensive income	5,982	6,869
Total shareholders’ equity	170,591	168,021
Total liabilities and shareholders’ equity	$1,794,534	$1,807,232
See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Income
	Three Months Ended March 31,
(In thousands, except per share data)	2013	2012
Interest Income
Interest and fees on loans	$13,531	$14,281
Interest on investment securities:
Taxable	2,562	3,566
Nontaxable	614	527
Interest on deposits in other banks	34	35
Interest on federal funds sold and securities purchased under agreements to resell	1	1
Total interest income	16,742	18,410
Interest Expense
Interest on deposits	1,663	2,811
Interest on federal funds purchased and other short-term borrowings	19	25
Interest on securities sold under agreements to repurchase and other long-term borrowings	1,267	1,843
Interest on subordinated notes payable to unconsolidated trusts	217	524
Total interest expense	3,166	5,203
Net interest income	13,576	13,207
Provision for loan losses	(632)	977
Net interest income after provision for loan losses	14,208	12,230
Noninterest Income
Service charges and fees on deposits	1,960	2,003
Allotment processing fees	1,266	1,296
Other service charges, commissions, and fees	1,192	1,092
Trust income	484	462
Investment securities gains, net	-	3
Gains on sale of mortgage loans, net	339	310
Income from company-owned life insurance	240	760
Other	(70)	102
Total noninterest income	5,411	6,028
Noninterest Expense
Salaries and employee benefits	7,324	7,121
Occupancy expenses, net	1,166	1,176
Equipment expenses	562	570
Data processing and communication expenses	1,098	1,163
Bank franchise tax	590	568
Amortization of intangibles	135	254
Deposit insurance expense	642	687
Other real estate expenses, net	892	962
Other	2,100	2,092
Total noninterest expense	14,509	14,593
Income before income taxes	5,110	3,665
Income tax expense	1,318	356
Net income	3,792	3,309
Less preferred stock dividends and discount accretion	485	478
Net income available to common shareholders	$3,307	$2,831
Per Common Share
Net income - basic and diluted	$.44	$.38
Cash dividends declared	N/A	N/A
Weighted Average Common Shares Outstanding
Basic and diluted	7,470	7,447
See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Comprehensive Income
	Three Months Ended March 31,
(In thousands)	2013	2012
Net Income	$3,792	$3,309
Other comprehensive loss:
Unrealized holding loss on available for sale securities arising during the period on securities held at end of period, net of tax of $(503) and $(188), respectively	(931)	(350)

Reclassification adjustment for prior period unrealized gain previously reported in other comprehensive income recognized during current period, net of tax of $- and $5, respectively	-	(10)

Change in unfunded portion of postretirement benefit obligation, net of tax of $23 and $36, respectively	44	65
Other comprehensive loss	(887)	(295)
Comprehensive income	$2,905	$3,014
See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share data)						Accumulated Other	Total
Three months ended	Preferred	Common Stock		Capital	Retained	Comprehensive	Shareholders’
March 31, 2013 and 2012	Stock	Shares	Amount	Surplus	Earnings	Income	Equity
Balance at January 1, 2013	$29,537	7,470	$934	$50,934	$79,747	$6,869	$168,021
Net income	-	-	-	-	3,792	-	3,792
Other comprehensive loss	-	-	-	-	-	(887)	(887)
Cash dividends declared - preferred, $12.50 per share	-	-	-	-	(375)	-	(375)
Preferred stock discount accretion	110	-	-	-	(110)	-	-
Shares issued pursuant to employee stock purchase plan	-	3	-	31	-	-	31
Expense related to employee stock purchase plan	-	-	-	9	-	-	9
Balance at March 31, 2013	$29,647	7,473	$934	$50,974	$83,054	$5,982	$170,591

Balance at January 1, 2012	$29,115	7,446	$931	$50,848	$69,520	$6,643	$157,057
Net income	-	-	-	-	3,309	-	3,309
Other comprehensive loss	-	-	-	-	-	(295)	(295)
Cash dividends declared - preferred, $12.50 per share	-	-	-	-	(375)	-	(375)
Preferred stock discount accretion	103	-	-	-	(103)	-	-
Shares issued pursuant to employee stock purchase plan	-	8	1	28	-	-	29
Expense related to employee stock purchase plan	-	-	-	10	-	-	10
Balance at March 31, 2012	$29,218	7,454	$932	$50,886	$72,351	$6,348	$159,735
See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Cash Flows
Three months ended March 31, (In thousands)	2013	2012
Cash Flows from Operating Activities
Net income	$3,792	$3,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	983	1,124
Net premium amortization of available for sale investment securities	1,431	1,168
Provision for loan losses	(632)	977
Deferred income tax expense	1,242	427
Noncash employee stock purchase plan expense	9	10
Mortgage loans originated for sale	(18,032)	(16,497)
Proceeds from sale of mortgage loans	16,608	13,159
Gain on sale of mortgage loans, net	(339)	(310)
Net loss on sale and write downs of other real estate	764	751
Net gain on sale of available for sale investment securities	-	(3)
Increase in cash surrender value of company-owned life insurance	(222)	(214)
Death benefits in excess of cash surrender value on company-owned life insurance	-	(529)
Decrease in accrued interest receivable	117	239
Decrease in other assets	542	394
Decrease in accrued interest payable	(10)	(87)
Decrease in other liabilities	(632)	(489)
Net cash provided by operating activities	5,621	3,429
Cash Flows from Investing Activities
Proceeds from maturities and calls of available for sale investment securities	34,007	51,330
Proceeds from sale of available for sale investment securities	787	479
Purchase of available for sale investment securities	(31,994)	(86,797)
Loans originated for investment, net of principal collected	(11,690)	21,070
Proceeds from death benefits of company-owned life insurance	-	1,051
Purchase of premises and equipment	(1,013)	(398)
Proceeds from sale of other real estate	2,914	1,593
Net cash used in investing activities	(6,989)	(11,672)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	(16,001)	12,138
Net increase in federal funds purchased and other short-term borrowings	1,622	923
Repayments of securities sold under agreements to repurchase and other long-term borrowings	(2,038)	(10,112)
Dividends paid, preferred	(375)	(375)
Shares issued under employee stock purchase plan	31	29
Net cash (used in) provided by financing activities	(16,761)	2,603
Net decrease in cash and cash equivalents	(18,129)	(5,640)
Cash and cash equivalents at beginning of year	95,855	94,309
Cash and cash equivalents at end of period	$77,726	$88,669
Supplemental Disclosures
Cash paid during the period for interest	$3,176	$5,290
Transfers from loans to other real estate	1,374	7,239
Sale and financing of other real estate	1,153	1,302
Cash dividends payable, preferred	188	188
See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1.  Basis of Presentation and Nature of Operations

The condensed consolidated financial statements include the accounts of Farmers Capital Bank Corporation (the “Company” or “Parent Company”), a bank holding company, and its bank and nonbank subsidiaries. Bank subsidiaries include Farmers Bank & Capital Trust Company (“Farmers Bank”) in Frankfort, KY, United Bank & Trust Company (“United Bank”) in Versailles, KY, First Citizens Bank (“First Citizens”) in Elizabethtown, KY, and Citizens Bank of Northern Kentucky, Inc. (“Citizens Northern”) in Newport, KY.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates used in the preparation of the condensed financial statements are based on various factors including the current interest rate environment and the general strength of the local and state economy.  Changes in the overall interest rate environment can significantly affect the Company’s net interest income and the value of its recorded assets and liabilities. Actual results could differ from those estimates used in the preparation of the condensed financial statements. The allowance for loan losses, carrying value of other real estate owned, actuarial assumptions used to calculate postretirement benefits, and the fair values of financial instruments are estimates that are particularly subject to change.

The consolidated balance sheet as of December 31, 2012 has been derived from the audited financial statements of the Company as of that date. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2012 included in the Company’s annual report on Form 10-K. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and the footnotes required by U.S. GAAP for complete statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such condensed financial statements, have been included.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany transactions and balances are eliminated in consolidation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

2. Adoption of New Accounting Standards

Effective January 1, 2013, the Company adopted Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This ASU requires additional disclosure about the changes in the components of accumulated other comprehensive income, including amounts reclassified and amounts due to current period other comprehensive income. The following table presents changes in accumulated other comprehensive income by component, net of tax, for the period indicated.

(In thousands) Three months ended March 31, 2013	Unrealized Gains and Losses on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total
Beginning balance	$9,411	$(2,542)	$6,869
Other comprehensive loss before reclassifications	(931)	-	(931)
Amounts reclassified from accumulated other comprehensive income	-	44	44
Net current-period other comprehensive (loss) income	(931)	44	(887)
Ending balance	$8,480	$(2,498)	$5,982

The following table presents amounts reclassified out of accumulated other comprehensive income by component for the period indicated. Line items in the statement of income affected by the reclassification are also presented.

(In thousands) Three months ended March 31, 2013	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Amortization related to postretirement benefits
Prior service costs	$(64)	Salaries and employee benefits
Actuarial losses	(3)	Salaries and employee benefits
	$(67)	Total before tax
	23	Income tax benefit
	$(44)	Net of tax

Total reclassifications for the period	$(44)	Net of tax

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

The Company accounts for impaired loans in accordance with Accounting Standards Codification (“ASC”) Topic 310, “Receivables.” ASC Topic 310 requires that impaired loans be measured at the present value of expected future cash flows, discounted at the loan’s effective interest rate, at the loan’s observable market price, or at the fair value of the collateral if the loan is collateral dependent. Impaired loans may also be classified as nonaccrual. In many circumstances, however, the Company continues to accrue interest on an impaired loan. Cash receipts on accruing impaired loans are applied to the recorded investment in the loan, including any accrued interest receivable. Cash payments received on nonaccrual impaired loans generally are applied to principal until qualifying for return to accrual status. Loans that are part of a large group of smaller-balance homogeneous loans, such as residential mortgage, consumer, and smaller-balance commercial loans, are collectively evaluated for impairment. Troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective interest rate at inception, or at the fair value of collateral. The Company determines the amount of reserve for troubled debt restructurings that subsequently default in accordance with its accounting policy for the allowance for loan losses.

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

Net income per common share computations were as follows for the periods indicated.

	Three Months Ended March 31,
(In thousands, except per share data)	2013	2012

Net income, basic and diluted	$3,792	$3,309
Less preferred stock dividends and discount accretion	485	478
Net income available to common shareholders, basic and diluted	$3,307	$2,831

Average common shares issued and outstanding, basic and diluted	7,470	7,447

Net income per common share, basic and diluted	$.44	$.38

Stock options for 22,049 and 24,049 shares of common stock were not included in the determination of diluted net income per common share for the three months ended March 31, 2013 and 2012, respectively, because they were antidilutive. There were 223,992 potential common shares associated with a warrant issued to the U.S. Treasury that were excluded from the computation of diluted net income per common share for 2012 because they were antidilutive. The Company repurchased the warrant from the Treasury during the third quarter of 2012.

6.  Fair Value Measurements

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

Available for sale investment securities are the Company’s only balance sheet item that meets the disclosure requirements for instruments measured at fair value on a recurring basis. Disclosures as of March 31, 2013 and December 31, 2012 are as follows:

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2013
Obligations of U.S. government-sponsored entities	$82,940	$-	$82,940	$-
Obligations of states and political subdivisions	126,490	-	126,490	-
Mortgage-backed securities – residential	351,818	-	351,818	-
Corporate debt securities	6,536	-	6,536	-
Mutual funds and equity securities	1,518	1,518	-	-
Total	$569,302	$1,518	$567,784	$-

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2012
Obligations of U.S. government-sponsored entities	$76,095	$-	$76,095	$-
Obligations of states and political subdivisions	118,755	-	118,755	-
Mortgage-backed securities – residential	370,439	-	370,439	-
Corporate debt securities	5,826	-	5,826	-
Mutual funds and equity securities	1,993	1,993	-	-
Total	$573,108	$1,993	$571,115	$-

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

The following tables represent the carrying amount of assets measured at fair value on a nonrecurring basis and still held by the Company as of the dates indicated. The amounts in the tables only represent assets whose carrying amount has been adjusted by impairment charges during their respective year-to-date periods in a manner as described above; therefore, these amounts will differ from the total amounts outstanding. Impaired loan amounts in the tables below exclude restructured loans since they are measured based on present value techniques, which are outside the scope of the fair value reporting framework.

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2013
Impaired Loans
Real estate mortgage - residential	$286	$-	$-	$286
Real estate mortgage - farmland and other commercial enterprises	705	-	-	705
Commercial and industrial	20	-	-	20
Total	$1,011	$-	$-	$1,011

OREO
Real estate - construction and land development	$8,922	$-	$-	$8,922
Real estate mortgage - residential	682	-	-	682
Real estate mortgage - farmland and other commercial enterprises	5,086	-	-	5,086
Total	$14,690	$-	$-	$14,690

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012
Impaired Loans
Real estate - construction and land development	$17,921	$-	$-	$17,921
Real estate mortgage - residential	2,273	-	-	2,273
Real estate mortgage - farmland and other commercial enterprises	3,523	-	-	3,523
Commercial and industrial	9	-	-	9
Consumer - secured	4	-	-	4
Consumer - unsecured	113	-	-	113
Total	$23,843	$-	$-	$23,843

OREO
Real estate - construction and land development	$15,873	$-	$-	$15,873
Real estate mortgage - residential	1,483	-	-	1,483
Real estate mortgage - farmland and other commercial enterprises	3,826	-	-	3,826
Total	$21,182	$-	$-	$21,182

The following table presents impairment charges recorded in earnings on assets measured at fair value on a nonrecurring basis.

(In thousands)
Three months ended March 31,	2013	2012
Impairment charges:
Impaired loans	$371	$4,306
OREO	1,017	503
Total	$1,388	$4,809

The following table presents quantitative information about unobservable inputs for assets measured on a nonrecurring basis using Level 3 measurements.

(In thousands)	Fair Value at March 31, 2013	Valuation Technique	Unobservable Inputs	Range			Weighted Average
Impaired loans	$1,011	Discounted appraisals	Marketability discount	0%	-	4.7%	0.9%
OREO	$14,690	Discounted appraisals	Marketability discount	1.2%	-	57.1%	5.9%

As previously discussed, the fair value of real estate securing impaired loans and OREO are based on current third party appraisals. It is often necessary, however, for the Company to discount the appraisal amounts supporting its impaired loans and OREO.  These discounts relate primarily to marketing and other holding costs that are not included in certain appraisals or to update values as a result of market declines of similar properties for which newer appraisals are available. Discounts also result from contracts to sell properties entered into during the period. The range of discounts is presented in the table above for 2013. The upper end of the range identified in the table above related to OREO is the result of an outlier transaction of a small dollar property written down to the contracted sales price. The weighted average column is more of an indicator of the discounts applied to the appraisals.

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

The following table presents the estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2013 and December 31, 2012. Information for available for sale investment securities is presented within this footnote in greater detail above.

			Fair Value Measurements Using
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013
Assets
Cash and cash equivalents	$77,726	$77,726	$77,726	$-	$-
Held to maturity investment securities	820	948	-	948	-
Loans, net	994,414	994,841	-	-	994,841
Accrued interest receivable	5,957	5,957	-	5,957	-
Federal Home Loan Bank and Federal Reserve Bank Stock	9,516	N/A	-	-	-

Liabilities
Deposits	1,394,809	1,397,574	874,982	-	522,592
Federal funds purchased and other short-term borrowings	25,705	25,705	-	25,705	-
Securities sold under agreements to repurchase and other long-term borrowings	127,259	144,940	-	144,940	-
Subordinated notes payable to unconsolidated trusts	48,970	22,068	-	-	22,068
Accrued interest payable	1,360	1,360	-	1,360	-

December 31, 2012
Assets
Cash and cash equivalents	$95,855	$95,855	$95,855	$-	$-
Held to maturity investment securities	820	956	-	956	-
Loans, net	980,550	979,301	-	-	979,301
Accrued interest receivable	6,074	6,074	-	6,074	-
Federal Home Loan Bank and Federal Reserve Bank Stock	9,516	N/A	-	-	-

Liabilities
Deposits	1,410,810	1,414,395	870,145	-	544,250
Federal funds purchased and other short-term borrowings	24,083	24,083	-	24,083	-
Securities sold under agreements to repurchase and other long-term borrowings	129,297	148,680	-	148,680	-
Subordinated notes payable to unconsolidated trusts	48,970	21,015	-	-	21,015
Accrued interest payable	1,370	1,370	-	1,370	-

7.  Investment Securities

The following tables summarize the amortized costs and estimated fair value of the securities portfolio at March 31, 2013 and December 31, 2012. The summary is divided into available for sale and held to maturity investment securities.

March 31, 2013 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$82,912	$165	$137	$82,940
Obligations of states and political subdivisions	122,307	4,462	279	126,490
Mortgage-backed securities – residential	342,424	9,810	416	351,818
Corporate debt securities	7,133	50	647	6,536
Mutual funds and equity securities	1,482	38	2	1,518
Total securities – available for sale	$556,258	$14,525	$1,481	$569,302
Held To Maturity
Obligations of states and political subdivisions	$820	$128	$-	$948

December 31, 2012 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$75,945	$216	$66	$76,095
Obligations of states and political subdivisions	113,986	4,943	174	118,755
Mortgage-backed securities – residential	360,099	10,596	256	370,439
Corporate debt securities	6,638	44	856	5,826
Mutual funds and equity securities	1,962	33	2	1,993
Total securities – available for sale	$558,630	$15,832	$1,354	$573,108
Held To Maturity
Obligations of states and political subdivisions	$820	$136	$-	$956

The amortized cost and estimated fair value of the debt securities portfolio at March 31, 2013, by contractual maturity, are detailed below. The summary is divided into available for sale and held to maturity securities. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mutual funds and equity securities in the available for sale portfolio consist of investments attributed to the Company’s captive insurance subsidiary. These securities have no stated maturity and are not included in the maturity schedule that follows.

Mortgage-backed securities are stated separately due to the nature of payment and prepayment characteristics of these securities, as principal is not due at a single date.

	Available For Sale		Held To Maturity
March 31, 2013 (In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,028	$1,035	$-	$-
Due after one year through five years	74,413	75,501	-	-
Due after five years through ten years	110,584	113,299	-	-
Due after ten years	26,327	26,131	820	948
Mortgage-backed securities	342,424	351,818	-	-
Total	$554,776	$567,784	$820	$948

Gross realized gains and losses on the sale of available for sale investment securities were as follows:

	Three Months Ended March 31,
(In thousands)	2013	2012

Gross realized gains	$-	$7
Gross realized losses	-	4
Net realized gains	$-	$3

Investment securities with unrealized losses at March 31, 2013 and December 31, 2012 not recognized in income are presented in the tables below. The tables segregate investment securities that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or more. The tables also include the fair value of the related securities.

	Less than 12 Months		12 Months or More		Total
March 31, 2013 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$51,075	$137	$-	$-	$51,075	$137
Obligations of states and political subdivisions	27,361	278	220	1	27,581	279
Mortgage-backed securities – residential	36,169	416	-	-	36,169	416
Corporate debt securities	382	2	5,211	645	5,593	647
Mutual funds and equity securities	261	2	-	-	261	2
Total	$115,248	$835	$5,431	$646	$120,679	$1,481

	Less than 12 Months		12 Months or More		Total
December 31, 2012 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$26,433	$66	$-	$-	$26,433	$66
Obligations of states and political subdivisions	17,199	174	-	-	17,199	174
Mortgage-backed securities – residential	39,659	256	-	-	39,659	256
Corporate debt securities	-	-	4,994	856	4,994	856
Mutual funds and equity securities	299	2	-	-	299	2
Total	$83,590	$498	$4,994	$856	$88,584	$1,354

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

At March 31, 2013, the Company’s investment securities portfolio had gross unrealized losses of $1.5 million, an increase of $127 thousand or 9.4% from year-end 2012. Of the total gross unrealized losses at March 31, 2013, $646 thousand relates to investments that have been in a continuous loss position for 12 months or more. Unrealized losses on corporate debt securities make up $645 thousand or significantly all of the unrealized loss on investment securities in a continuous loss position of 12 months or more. This represents an improvement of $210 thousand or 24.5% from year-end 2012.

Corporate debt securities in the Company’s investment securities portfolio at March 31, 2013 include single-issuer trust preferred capital securities with a carrying value of $5.2 million. These securities were issued by a national and global financial services firm and purchased by the Company during 2007. The securities are currently performing and continue to be rated as investment grade by major rating agencies. The issuer of the securities announced in the first quarter of 2013 that it had passed stringent regulatory stress testing and received regulatory approval to both increase per share common dividend payments and increase its equity repurchase program. The Company does not intend to sell these securities nor does the Company believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company believes these securities are not impaired due to reasons of credit quality or other factors, but rather the unrealized loss is primarily attributed to continuing uncertainties in both international and domestic economies and market volatility. The Company believes that it will collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will continue to recover as they approach their maturity dates.

The Company attributes the unrealized losses in other sectors of its investment securities portfolio to changes in market interest rates. Investment securities with unrealized losses at March 31, 2013 are performing according to their contractual terms, and the Company does not expect to incur a loss on these securities unless they are sold prior to maturity. The Company does not have the intent to sell these securities and likely will not be required to sell these securities before their anticipated recovery. The Company does not consider any of the securities to be impaired due to reasons of credit quality or other factors.

8.  Loans and Allowance for Loan Losses

Major classifications of loans outstanding are summarized as follows:

(In thousands)	March 31, 2013	December 31, 2012

Real Estate:
Real estate - construction and land development	$103,214	$102,454
Real estate mortgage - residential	373,894	368,762
Real estate mortgage - farmland and other commercial enterprises	433,127	425,477
Commercial:
Commercial and industrial	47,595	46,812
States and political subdivisions	23,329	21,472
Lease financing	2,224	2,732
Other	17,631	19,156
Consumer:
Secured	10,852	11,732
Unsecured	6,193	6,515
Total loans	1,018,059	1,005,112
Less unearned income	82	117
Total loans, net of unearned income	$1,017,977	$1,004,995

Activity in the allowance for loan losses by portfolio segment was as follows for the periods indicated.

Three months ended March 31, 2013 (In thousands)	Real Estate	Commercial	Consumer	Total

Balance, beginning of period	$22,254	$1,513	$678	$24,445
Provision for loan losses	(652)	(7)	27	(632)
Recoveries	136	83	36	255
Loans charged off	(336)	(31)	(138)	(505)
Balance, end of period	$21,402	$1,558	$603	$23,563

Three months ended March 31, 2012 (In thousands)	Real Estate	Commercial	Consumer	Total

Balance, beginning of period	$23,538	$3,508	$1,218	$28,264
Provision for loan losses	2,593	(1,296)	(320)	977
Recoveries	127	99	56	282
Loans charged off	(2,268)	(73)	(129)	(2,470)
Balance, end of period	$23,990	$2,238	$825	$27,053

The following tables present individually impaired loans by class of loans for the dates indicated.

March 31, 2013 (In thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Allowance for Loan Losses Allocated
Real Estate
Real estate - construction and land development	$26,523	$11,568	$12,289	$23,857	$1,887
Real estate mortgage - residential	8,138	2,796	5,370	8,166	1,067
Real estate mortgage - farmland and other commercial enterprises	32,308	15,432	15,393	30,825	1,425
Commercial
Commercial and industrial	667	400	268	668	245
Consumer
Secured	21	-	21	21	17
Unsecured	211	-	213	213	100
Total	$67,868	$30,196	$33,554	$63,750	$4,741

December 31, 2102 (In thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Allowance for Loan Losses Allocated
Real Estate
Real estate - construction and land development	$26,831	$12,712	$11,068	$23,780	$2,075
Real estate mortgage - residential	7,474	2,215	5,259	7,474	1,069
Real estate mortgage - farmland and other commercial enterprises	33,491	13,294	18,803	32,097	1,588
Commercial
Commercial and industrial	210	-	207	207	198
Consumer
Secured	21	-	21	21	17
Unsecured	309	-	310	310	196
Total	$68,336	$28,221	$35,668	$63,889	$5,143

Three Months Ended March 31, 2013 (In thousands)	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate - construction and land development	$25,945	$353	$342
Real estate mortgage - residential	8,288	85	80
Real estate mortgage - farmland and other commercial enterprises	31,191	248	242
Commercial
Commercial and industrial	704	4	4
Consumer
Secured	21	-	-
Unsecured	213	3	2
Total	$66,362	$693	$670

Three Months Ended March 31, 2012 (In thousands)	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate - construction and land development	$35,550	$108	$99
Real estate mortgage - residential	24,133	242	232
Real estate mortgage - farmland and other commercial enterprises	41,107	503	359
Commercial
Commercial and industrial	765	14	14
Consumer
Secured	106	5	5
Unsecured	192	4	4
Total	$101,853	$876	$713

The following tables present the balance of the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of March 31, 2013 and December 31, 2012.

March 31, 2013 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$4,379	$245	$117	$4,741
Collectively evaluated for impairment	17,023	1,313	486	18,822
Total ending allowance balance	$21,402	$1,558	$603	$23,563

Loans
Loans individually evaluated for impairment	$62,848	$668	$234	$63,750
Loans collectively evaluated for impairment	847,387	90,029	16,811	954,227
Total ending loan balance, net of unearned income	$910,235	$90,697	$17,045	$1,017,977

December 31, 2012 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$4,732	$198	$213	$5,143
Collectively evaluated for impairment	17,522	1,315	465	19,302
Total ending allowance balance	$22,254	$1,513	$678	$24,445

Loans
Loans individually evaluated for impairment	$63,351	$207	$331	$63,889
Loans collectively evaluated for impairment	833,342	89,848	17,916	941,106
Total ending loan balance, net of unearned income	$896,693	$90,055	$18,247	$1,004,995

The following tables present the recorded investment in nonperforming loans by class of loans as of March 31, 2013 and December 31, 2012.

March 31, 2013 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate:
Real estate - construction and land development	$6,693	$6,678	$-
Real estate mortgage - residential	6,143	2,953	82
Real estate mortgage - farmland and other commercial enterprises	14,473	16,860	-
Commercial:
Commercial and industrial	608	-	-
Lease financing	47	-	-
Consumer:
Secured	29	-	-
Unsecured	1	38	-
Total	$27,994	$26,529	$82

December 31, 2012 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate:
Real estate - construction and land development	$7,700	$8,736	$-
Real estate mortgage - residential	6,025	634	-
Real estate mortgage - farmland and other commercial enterprises	12,878	16,940	103
Commercial:
Commercial and industrial	649	-	-
Lease financing	53	-	-
Consumer:
Secured	9	-	-
Unsecured	94	39	-
Total	$27,408	$26,349	$103

The Company has allocated $2.9 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings and that are in compliance with those terms as of March 31, 2013 and December 31, 2012.  The Company had no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings at March 31, 2013 and December 31, 2012.

During the three months ended March 31, 2013, the Company had two credits that were modified as troubled debt restructurings. Each of these two credits is secured by residential real estate whereby the borrowers’ debt was discharged under Chapter 7 bankruptcy. The borrower in each case did not reaffirm their debt, and the release of personal liability by the court is deemed a concession. However, each borrower continues to make payments under the original terms of the loan agreement. There were no restructured credits during the three months ended March 31, 2013 or 2012 for which there was a payment default within twelve months following the modification.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended March 31, 2013. There were no such modifications during the three months ended March 31, 2012.

(Dollars in thousands) Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Three Months Ended March 31, 2013
Real Estate:
Real estate mortgage - residential	2	$291	$291
Total	2	$291	$291

The tables below present an age analysis of past due loans 30 days or more by class of loans as of the dates indicated. Past due loans that are also classified as nonaccrual are included in their respective past due category.

March 31, 2013 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate:
Real estate - construction and land development	$106	$567	$673	$102,541	$103,214
Real estate mortgage - residential	1,327	2,666	3,993	369,901	373,894
Real estate mortgage - farmland and other commercial enterprises	1,731	12,038	13,769	419,358	433,127
Commercial:
Commercial and industrial	123	453	576	47,019	47,595
States and political subdivisions	-	-	-	23,329	23,329
Lease financing, net	19	47	66	2,076	2,142
Other	51	-	51	17,580	17,631
Consumer:
Secured	98	23	121	10,731	10,852
Unsecured	66	-	66	6,127	6,193
Total	$3,521	$15,794	$19,315	$998,662	$1,017,977

December 31, 2012 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate:
Real estate - construction and land development	$908	$1,361	$2,269	$100,185	$102,454
Real estate mortgage - residential	2,303	2,500	4,803	363,959	368,762
Real estate mortgage - farmland and other commercial enterprises	1,990	10,724	12,714	412,763	425,477
Commercial:
Commercial and industrial	108	53	161	46,651	46,812
States and political subdivisions	-	-	-	21,472	21,472
Lease financing, net	1	53	54	2,561	2,615
Other	38	399	437	18,719	19,156
Consumer:
Secured	69	-	69	11,663	11,732
Unsecured	137	-	137	6,378	6,515
Total	$5,554	$15,090	$20,644	$984,351	$1,004,995

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

	Real Estate			Commercial
March 31, 2013 (In thousands)	Real Estate-Construction and Land Development	Real Estate Mortgage-Residential	Real Estate Mortgage-Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Lease Financing	Other
Credit risk profile by internally assigned rating grades:
Pass	$74,747	$332,632	$358,480	$42,678	$23,329	$2,095	$17,136
Special Mention	7,121	18,190	32,551	3,519	-	-	481
Substandard	21,306	23,072	42,048	1,322	-	47	14
Doubtful	40	-	48	76	-	-	-
Total	$103,214	$373,894	$433,127	$47,595	$23,329	$2,142	$17,631

	Real Estate			Commercial
December 31, 2012 (In thousands)	Real Estate-Construction and Land Development	Real Estate Mortgage-Residential	Real Estate Mortgage-Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Lease Financing	Other
Credit risk profile by internally assigned rating grades:
Pass	$68,721	$328,214	$348,918	$41,527	$21,472	$2,615	$18,592
Special Mention	7,562	18,485	35,027	4,201	-	-	559
Substandard	26,171	21,984	41,532	1,008	-	-	5
Doubtful	-	79	-	76	-	-	-
Total	$102,454	$368,762	$425,477	$46,812	$21,472	$2,615	$19,156

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the consumer loans outstanding based on payment activity as of March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
	Consumer		Consumer
(In thousands)	Secured	Unsecured	Secured	Unsecured
Credit risk profile based on payment activity:
Performing	$10,823	$6,154	$11,723	$6,382
Nonperforming	29	39	9	133
Total	$10,852	$6,193	$11,732	$6,515

9.  Other Real Estate Owned

OREO was as follows as of the date indicated:

(In thousands)	March 31, 2013	December 31, 2012
Construction and land development	$30,344	$32,360
Residential real estate	3,895	4,605
Farmland and other commercial enterprises	14,891	15,597
Total	$49,130	$52,562

  OREO activity for the three months ended March 31, 2013 and 2012 was as follows:

Three months ended March 31, (In thousands)	2013	2012
Beginning balance	$52,562	$38,157
Transfers from loans	1,374	7,239
Proceeds from sales	(4,067)	(2,895)
Gain (loss) on sales, net	269	(242)
Write downs and other decreases, net	(1,008)	(509)
Ending balance	$49,130	$41,750

10.  Postretirement Medical Benefits

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

The following disclosures of the net periodic benefit cost components of Plan 1 and Plan 2 were measured at January 1, 2013 and 2012.

Three months ended March 31, (In thousands)	2013	2012
Service cost	$157	$154
Interest cost	138	152
Amortization of transition obligation	-	26
Recognized prior service cost	64	64
Recognized net actuarial loss	-	14
Net periodic benefit cost	$359	$410

The Company expects benefit payments of $308 thousand for 2013, of which $61 thousand have been made during the first three months of 2013.

11.  Regulatory Matters

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

The regulatory ratios of the consolidated Company and its subsidiary banks were as follows for the dates indicated.

	March 31, 2013			December 31, 2012
	Tier 1 Risk-based Capital1	Total Risk-based Capital1	Tier 1 Leverage2	Tier 1 Risk-based Capital1	Total Risk-based Capital1	Tier 1 Leverage2
Consolidated	18.14%	19.40%	11.57%	18.27%	19.53%	11.24%
Farmers Bank	18.33	19.59	10.26	17.94	19.20	9.68
United Bank	15.23	16.51	9.79	15.41	16.69	9.45
First Citizens	14.16	14.95	10.02	13.57	14.46	9.42
Citizens Northern	12.90	14.14	9.67	12.97	14.22	9.36

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

Summary of Regulatory Agreements

Below is a summary of the regulatory agreements that the Parent Company and two of its subsidiary banks have entered into with their primary regulators. The agreement entered into during 2009 between Farmers Bank and its primary regulator was terminated in January, 2013 as a result of satisfactory compliance.

Parent Company

Primarily due to the regulatory actions and capital requirements during 2009 at certain of the Company’s subsidiary banks (as discussed below), the Federal Reserve Bank of St. Louis (“FRB St. Louis”) and Kentucky Department of Financial Institutions (“KDFI”) proposed the Company enter into a Memorandum of Understanding (“Memorandum”). The Company’s board approved entry into the Memorandum at a regular board meeting during the fourth quarter of 2009. Pursuant to the Memorandum, the Company agreed that it would develop an acceptable capital plan to ensure that the consolidated organization remains well-capitalized and each of its subsidiary banks meet the capital requirements imposed by their regulator as summarized below.

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

United Bank

In November of 2009, the Federal Deposit Insurance Corporation (“FDIC”) and United Bank entered into a Cease and Desist Order (“C&D”) primarily as a result of its level of nonperforming assets.  The C&D was terminated in December 2011 coincident with the issuance of a Consent Order (“Consent Order”) entered into between the parties. The Consent Order is substantially the same as the C&D, with the primary exception being that United Bank must achieve and maintain a Tier 1 Leverage ratio of 9.0% and a Total Risk-based Capital ratio of 13.0% no later than March 31, 2012. At March 31, 2013, United Bank had a Tier 1 Leverage ratio of 9.79% and a Total Risk-based Capital ratio of 16.51%. The Parent Company has injected from its reserves $18.9 million of capital into United Bank since 2009.

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

Citizens Northern

The KDFI and the FDIC entered into a Memorandum with Citizens Northern on September 8, 2010.  The Memorandum requires that Citizens Northern obtain written consent prior to declaring or paying a dividend and to increase Tier 1 Leverage ratio to equal or exceed 7.5% prior to September 30, 2010 and to achieve and maintain Tier 1 Leverage ratio to equal or exceed 8.0% prior to December 31, 2010.  In December 2010, the Parent Company injected $250 thousand of capital into Citizens Northern to bring its Tier 1 Leverage ratio up to 8.04% as of year-end 2010.  At March 31, 2013, Citizens Northern had a Tier 1 Leverage ratio of 9.67% and a Total Risk-based Capital ratio of 14.14%.

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

Regulators continue to monitor the Company’s progress and compliance with the regulatory agreements through periodic on-site examinations, regular communications, and quarterly data analysis. At the Parent Company and at each of its bank subsidiaries, the Company believes it is adequately addressing all issues of the regulatory agreements to which it is subject. However, only the respective regulatory agencies can determine if compliance with the applicable regulatory agreements have been met. The Company believes that it and its subsidiary banks are in compliance with the requirements identified in the regulatory agreements as of March 31, 2013.

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

Farmers Bank

In November of 2009, the KDFI and FRB St. Louis entered into a Memorandum with Farmers Bank.  The Memorandum was terminated in January, 2013 following a joint examination by the KDFI and FRB St. Louis, which found satisfactory compliance with the terms of the Memorandum and overall improvement in financial condition.

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

RESULTS OF OPERATIONS

First Quarter 2013 Compared to First Quarter 2012

The Company reported net income of $3.8 million for the quarter ended March 31, 2013, an increase of $483 thousand or 14.6% compared with net income of $3.3 million for the first quarter a year ago. On a per common share basis, net income for the current quarter was $.44, an increase of $.06 or 15.8% compared to $.38 reported for the first quarter of 2012. Selected income statement amounts and related data are summarized in the table below.

(In thousands except per share data)
Three Months Ended March 31,	2013	2012	Change
Interest income	$16,742	$18,410	$(1,668)
Interest expense	3,166	5,203	(2,037)
Net interest income	13,576	13,207	369
Provision for loan losses	(632)	977	(1,609)
Net interest income after provision for loan losses	14,208	12,230	1,978
Noninterest income	5,411	6,028	(617)
Noninterest expenses	14,509	14,593	(84)
Income before income tax expense	5,110	3,665	1,445
Income tax expense	1,318	356	962
Net income	$3,792	$3,309	$483
Less preferred stock dividends and discount accretion	485	478	7
Net income available to common shareholders	$3,307	$2,831	$476

Basic and diluted net income per common share	$.44	$.38	$.06

Weighted average common shares outstanding – basic and diluted	7,470	7,447	23
Return on average assets	.86%	.71%	15	bp
Return on average equity	9.10%	8.35%	75	bp

The $483 thousand increase in net income for the current quarter compared to the first quarter a year earlier was driven mainly by a lower provision for loan losses in the amount of $1.6 million or 165% and an increase in net interest income of $369 thousand or 2.8%, partially offset by a decrease in noninterest income of $617 thousand or 10.2%. Income tax expense increased $962 thousand or 270%.  Further information related to the more significant components making up the increase in net income follows.

Net Interest Income

The overall interest rate environment at March 31, 2013, as measured by the Treasury yield curve, remains at very low levels when measured against historical trends. Yields related to three-month maturities increased three basis points. For the six-month maturities, the yield was relatively unchanged at 11 basis points. Yields on longer-term maturities are up nine and fifteen basis points for the ten and thirty-year maturity periods, respectively. At March 31, 2013, the short-term federal funds target interest rate remained between zero and 0.25%, unchanged since December 2008. The Federal Reserve Board has indicated an objective of holding short-term interest rates at exceptionally low levels until unemployment rates decline to a target of 6.5%. The national unemployment rate was 7.6% at the end of the first quarter 2013. The near historical low rate environment makes managing the Company’s net interest margin very challenging.

Net interest income was $13.6 million for the first three months of 2013, an increase of $369 thousand or 2.8% compared to $13.2 million for the first three months of 2012. The improvement was driven by lower interest expense of $2.0 million or 39.2%, partially offset by a decrease in interest income of $1.7 million or 9.1%. The Company’s overall cost of funds dropped below 1.0% for the current quarter, finishing at 0.95%. The decrease to interest income and interest expense is attributed to both rate and volume declines of interest earning assets and interest paying liabilities. Rate and volume declines are the result of an overall slow growing economy and related competitive pressures combined with the Company’s strategy of being more selective in pricing its loans and deposits in an effort to improve net interest margin, overall profitability, and capital position. The Company is generally earning and paying less interest from its earning assets and funding sources as the average rates earned and paid have decreased. This includes repricing of variable and floating rate assets and liabilities that have reset to overall lower amounts since their previous repricing date as well as activity related to new earning assets and funding sources in a low interest rate environment.

Interest income and interest expense related to nearly all categories of the Company’s earning assets and interest paying liabilities have declined in the quarterly comparison. The $1.7 million decrease from interest income in the comparison is primarily made up of lower interest from investment securities and loans of $917 thousand or 22.4% and $750 thousand or 5.3%, respectively. Interest income on taxable investment securities decreased $1.0 million or 28.2% due to an overall 46 basis point decrease in yield and lower average balances outstanding of $65.0 million or 12.0%. Average taxable investment securities decreased from a year ago mainly due to a corresponding decline in long-term borrowings and deposits. Proceeds received from maturing or sold investment securities not needed to fund higher-earning loans have either been reinvested more into nontaxable investment securities or used to manage liquidity, such as for deposit outflows or repayment of long-term debt obligations. The decrease in interest income from loans was driven primarily by lower average loan balances outstanding of $52.5 million or 5.0%, which relates primarily to a lack of high quality loan demand.

The $2.0 million decrease in interest expense resulted primarily from a reduction to interest on deposits of $1.1 million or 40.8%, which helped to lower the overall cost of funds to below 1.0%. The decrease in interest expense on deposits is due to a $1.1 million or 44.0% reduction to interest on time deposits, which was driven downward as both volume and rates paid have declined. The Company has repriced higher-rate maturing time deposits downward to lower current market rates or allowed them to mature without renewal, as liquidity has been adequate. Average outstanding balances of time deposits were $529 million for the current quarter, a decrease of $103 million or 16.3% compared to a year ago. The average rate paid on time deposits was 1.1% and 1.7% for the current and year-ago periods, respectively.

Interest expense on borrowings decreased $889 thousand or 37.2%. Interest expense on borrowings decreased mainly from a $56.0 million or 24.0% lower average balance outstanding related to long-term borrowings and a 69 basis point decrease in the average rate paid. The decrease in the average balance reflects a $50.0 million principal repayment during the fourth quarter of 2012 related to the Company’s 2007 balance sheet leverage transaction. The average rate paid on long-term borrowings decreased in the comparison mainly due to the repricing of $23.2 million of 6.60% fixed rate borrowings to a floating interest rate of three-month LIBOR plus 132 basis points, which occurred during the fourth quarter of 2012.

The net interest margin on a taxable equivalent basis increased 30 basis points to 3.44% for the first quarter of 2013 compared to 3.14% for the same quarter of 2012.  The increase in net interest margin is due mainly to a 36 basis point increase in the spread between the average rate earned on earning assets and the average rate paid on interest bearing liabilities to 3.27% from 2.91%. The Company expects its net interest margin to remain relatively flat in the near term according to internal modeling using expectations about future market interest rates, the maturity structure of the Company’s earning assets and liabilities, and other factors. Future results could be significantly different than expectations.

The following tables present an analysis of net interest income for the quarterly periods ended March 31.

Distribution of Assets, Liabilities and Shareholders’ Equity:  Interest Rates and Interest Differential
Three Months Ended March 31,	2013			2012
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities
Taxable	$477,617	$2,562	2.18%	$542,649	$3,566	2.64%
Nontaxable1	101,867	910	3.62	78,888	774	3.95
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell	61,879	35	.23	71,723	36	.20
Loans1,2,3	1,005,775	13,641	5.50	1,058,277	14,483	5.50
Total earning assets	1,647,138	$17,148	4.22%	1,751,537	$18,859	4.33%
Allowance for loan losses	(24,370)			(28,323)
Total earning assets, net of allowance for loan losses	1,622,768			1,723,214
Nonearning Assets
Cash and due from banks	24,301			18,824
Premises and equipment, net	36,138			38,495
Other assets	110,152			98,819
Total assets	$1,793,359			$1,879,352
Interest Bearing Liabilities
Deposits
Interest bearing demand	$299,668	$56	.08%	$275,856	$64	.09%
Savings	323,329	157	.20	301,348	158	.21
Time	529,080	1,450	1.11	632,413	2,589	1.65
Federal funds purchased and other short-term borrowings	25,732	19	.30	27,478	25	.37
Securities sold under agreements to repurchase and other long term borrowings	176,844	1,484	3.40	232,814	2,367	4.09
Total interest bearing liabilities	1,354,653	$3,166	.95%	1,469,909	$5,203	1.42%
Noninterest Bearing Liabilities
Other demand deposits	243,251			224,782
Other liabilities	26,456			25,304
Total liabilities	1,624,360			1,719,995
Shareholders’ equity	168,999			159,357
Total liabilities and shareholders’ equity	$1,793,359			$1,879,352
Net interest income		13,982			13,656
TE basis adjustment		(406)			(449)
Net interest income		$13,576			$13,207
Net interest spread			3.27%			2.91%
Impact of noninterest bearing sources of funds			.17			.23
Net interest margin			3.44%			3.14%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.
2Loan balances include principal balances on nonaccrual loans.
3Loan fees included in interest income amounted to $474 thousand and $261 thousand in 2013 and 2012, respectively.

Analysis of Changes in Net Interest Income (tax equivalent basis)
(In thousands)	Variance	Variance Attributed to
Three Months Ended March 31,	2013/20121	Volume	Rate

Interest Income
Taxable investment securities	$(1,004)	$(409)	$(595)
Nontaxable investment securities2	136	510	(374)
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell	(1)	(21)	20
Loans2	(842)	(842)	-
Total interest income	(1,711)	(762)	(949)
Interest Expense
Interest bearing demand deposits	(8)	21	(29)
Savings deposits	(1)	36	(37)
Time deposits	(1,139)	(379)	(760)
Federal funds purchased and other short-term borrowings	(6)	(1)	(5)
Securities sold under agreements to repurchase and other long-term borrowings	(883)	(519)	(364)
Total interest expense	(2,037)	(842)	(1,195)
Net interest income	$326	$80	$246
Percentage change	100.0%	24.5%	75.5%

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.
2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Provision for Loan Losses

The provision for loan losses represents charges (or credits) to earnings that are necessary to maintain an allowance for loan losses at an adequate level to cover credit losses specifically identified in the loan portfolio, as well as management’s best estimate of incurred probable loan losses in the remainder of the portfolio at the balance sheet date. The Company’s loan quality, while showing signs of improvement, has been negatively impacted by the lingering effects of the downturn of the overall economy and financial markets that began in late 2007 and more significantly during 2008 and which has not fully rebounded. This has led to declines in real estate values and deterioration in the financial condition of many of the Company’s borrowers, particularly borrowers in the commercial and real estate development industry. Declining real estate values resulted in loans becoming under collateralized, which has elevated nonperforming loans, net charge-offs, and the provision for loan losses in recent years, particularly toward the earlier part of the economic downturn. While the Company is beginning to experience improvement in overall credit quality, it has been necessary to lower the loan quality ratings on certain commercial and real estate development credits throughout the period of the economic downturn.

The Company recorded a credit of $632 thousand to the provision for loan losses for the first quarter of 2013, representing a decrease of $1.6 million or 165% compared to a charge of $977 thousand for the first quarter of 2012. The allowance for loan losses as a percentage of outstanding loans (net of unearned income) was 2.31% at March 31, 2013 compared to 2.43% and 2.58% at year-end 2012 and March 31, 2102, respectively. The decrease in the provision for loan losses is attributed to improving trends in the credit quality of the loan portfolio. For further information about improvements in the Company’s overall credit quality, please refer to the discussion under the captions “Allowance for Loan Losses” and “Nonperforming Loans” that follows.

Net charge-offs were $250 thousand for the current quarter, a decrease of $1.9 million or 88.6% when compared to the first quarter of 2012. On an annualized basis, quarterly net charge-offs were 0.10% of average loans outstanding for the three months ended March 31, 2013 compared to 0.83% for the first quarter of 2012.

Noninterest Income

The components of noninterest income are as follows for the periods indicated:

Three Months Ended March 31, (In thousands)	2013	2012	Change
Service charges and fees on deposits	$1,960	$2,003	$(43)
Allotment processing fees	1,266	1,296	(30)
Other service charges, commissions, and fees	1,192	1,092	100
Trust income	484	462	22
Investment securities gains, net	-	3	(3)
Gain on sale of mortgage loans, net	339	310	29
Income from company-owned life insurance	240	760	(520)
Other	(70)	102	(172)
Total noninterest income	$5,411	$6,028	$(617)

The $617 thousand or 10.2% decrease in noninterest income was driven mainly by lower income from company-owned life insurance of $520 thousand or 68.4%. Income from company-owned life insurance for the prior year includes a nonrecurring gain in the amount of $529 thousand related to death benefit proceeds. The $172 thousand decrease in other noninterest income was driven mainly by a loss of $135 thousand recorded in the current quarter from the Company’s equity interest in a low income tax credit partnership. A loss of $55 thousand was recorded in the first quarter of 2012.

The decrease from service charges and fees on deposits was driven by a decline in fees from overdraft/insufficient funds of $37 thousand or 3.2% related to lower transaction volume. Transaction volume has declined similar to trends experienced by the banking industry as a whole, mainly as a result of increased consumer compliance regulations and changes in customer behavior that have evolved in recent years. Allotment processing fees declined $30 thousand or 2.3% mainly as a result of lower processing volumes. Other service charges, commissions, and fees are up $100 thousand or 9.2% mainly due to higher title insurance fees of $35 thousand or 98.1% related to volume increases.

Noninterest Expense

The components of noninterest expense are as follows for the periods indicated:

Three Months Ended March 31, (In thousands)	2013	2012	Change
Salaries and employee benefits	$7,324	$7,121	$203
Occupancy expenses, net	1,166	1,176	(10)
Equipment expenses	562	570	(8)
Data processing and communication expense	1,098	1,163	(65)
Bank franchise tax	590	568	22
Amortization of intangibles	135	254	(119)
Deposit insurance expense	642	687	(45)
Other real estate expenses, net	892	962	(70)
Other	2,100	2,092	8
Total noninterest expense	$14,509	$14,593	$(84)

The more significant items for discussion are included below.

•
Salaries and employee benefits increased $203 thousand or 2.9%, which reflects an increase in the average number of full time equivalent employees and modest annual employee pay increases. Expenses related to postretirement benefit plans decreased $50 thousand or 12.3% due mainly to reductions in both the amortization of the transition obligation and net actuarial loss. The number of full time equivalent employees was 517 at March 31, 2013 compared to 510 a year earlier.

•
The $65 thousand or 5.6% decrease in data processing and communications expenses is mainly attributed to cost savings related to an agreement the Company announced during the first quarter of 2012 to reduce its debit card processing expenses and, to a lesser extent, cost reductions associated with the termination of the Company’s depository services contract with the Commonwealth of Kentucky.

•
Amortization of intangible assets decreased $119 thousand or 46.9% consistent with actuarial determined reductions related to core deposit and customer relationship intangible assets arising from previous business acquisitions.

•
Net other real estate expense decreased $70 thousand or 7.3% in the quarterly comparison. Impairment charges were $1.0 million for 2013 compared to $509 thousand for 2012. The Company recorded a net gain of $269 thousand on the sale of repossessed real estate for 2013 compared to a net loss of $242 thousand in the prior year. All other expenses related to repossessed properties decreased $83 thousand or 39.3% in the comparison.

Income Taxes

Income tax expense was $1.3 million for the first quarter of 2013, an increase of $962 thousand or 270% compared to $356 thousand in the first quarter of 2012. The effective tax rates were 25.8% and 9.7% for the current quarter and first quarter of 2012, respectively. The increase in income tax expense and the effective tax rate is attributed primarily to a combination of lower tax credits and the relative amount of tax-free income to total income in the comparison periods. Tax credits that have been utilized by the Company over a number of years related to Qualified Zone Academy Bonds were fully exhausted during 2012. Additionally, while the amount of tax-free revenues has been relatively stable, the taxable amount as a portion of total income before tax has increased substantially.

FINANCIAL CONDITION

Total assets were $1.8 billion at March 31, 2013, a decrease of $12.7 million or 0.7% from year-end 2012. Cash and cash equivalents decreased $18.1 million or 18.9%, partially offset by an increase in loans (net of unearned income) of $13.0 million or 1.3%. Other real estate owned decreased $3.4 million or 6.5%.

While high quality loan demand continues to be weak, the increase in net loans breaks a period of fifteen consecutive quarterly declines. The Company continually strives to strengthen customer relationships and increase business development initiatives while also staying within its framework of building a stronger credit culture. The decrease in other real estate owned was driven by the sale of repossessed properties during the current quarter having an aggregate recorded investment of $3.8 million, resulting in a net gain of $269 thousand.

Total liabilities were $1.6 billion at March 31, 2013, a decrease of $15.3 million or 0.9% compared to December 31, 2012. The decrease in total liabilities was driven by a $16.0 million or 1.1% decline in total deposits, primarily higher rate time deposits. Noninterest bearing deposits decreased $4.4 million or 1.7% and interest bearing deposits decreased $11.6 million or 1.0%. Borrowed funds were relatively unchanged at $202 million.

Shareholders’ equity was $171 million at March 31, 2013, up $2.6 million or 1.5% compared to $168 million at year-end 2012. The increase in shareholders’ equity is due mainly to net income of $3.8 million, partially offset by a $931 thousand after-tax decrease in unrealized gains on investment securities included in other comprehensive income.

Temporary Investments

Temporary investments consist of interest bearing deposits in other banks and federal funds sold and securities purchased under agreements to resell. The Company uses these funds in the management of liquidity and interest rate sensitivity or as a short-term holding prior to subsequent movement into other investments with higher yields or for other purposes. At March 31, 2013, temporary investments were $56.9 million, a decrease of $11.5 million or 16.8% compared to $68.4 million at year-end 2012.

Investment Securities

The investment securities portfolio is comprised primarily of residential mortgage-backed securities, tax-exempt securities of states and political subdivisions, and debt securities issued by U.S. government-sponsored agencies. Substantially all of the Company’s investment securities are designated as available for sale. Total investment securities had a carrying amount of $570 million at March 31, 2013, a decrease of $3.8 million or 0.7% compared to $574 million at year-end 2012. Investment securities declined during the quarter as outstanding loan balances have edged upward and deposits declined. Proceeds received from maturing or called investment securities not needed to fund higher-earning loans are either reinvested in similar investments or used to manage liquidity, such as for deposit outflows or other payment obligations.

The amortized cost of investment securities decreased $2.4 million or 0.4%, while the net unrealized gain related to investments in the available for sale portfolio decreased $1.4 million or 9.9%. During the current quarter, the Company purchased $32.0 million of available for sale investment securities, which was offset by amounts sold, matured, and called of $787 thousand, $2.6 million, and $31.4 million, respectively. The decrease in the net unrealized gain was driven by a slightly upward movement in mid to longer-term market interest rates. As market interest rates increase, the value of fixed rate investments falls.

At March 31, 2013, investment securities include $5.9 million amortized cost amounts of single-issuer trust preferred capital securities of a U.S. based global financial services firm with an estimated fair value of $5.2 million. This represents an increase in estimated fair value of $217 thousand or 4.3% compared to $5.0 million at year-end 2012, with a new recent high price point occurring during the first quarter of 2013.

The Company’s investment in the single-issuer trust preferred capital securities continues to perform according to contractual terms and the issuer of these securities is rated as investment grade by major rating agencies. The issuer of the securities announced in the first quarter of 2013 that it had passed stringent regulatory stress testing and received regulatory approval to both increase per share common dividend payments and increase its equity repurchase program. The Company does not intend to sell its investment in these securities, nor does the Company believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company believes these securities are not impaired due to reasons of credit quality or other factors, but rather the unrealized loss is primarily attributed to general uncertainties in both international and domestic economies and market volatility. The Company believes that it will collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will continue to recover as they approach their maturity dates.

Loans

Loans, net of unearned income, were $1.0 billion at March 31, 2013, an increase of $13.0 million or 1.3% compared to year-end 2012. While high quality loan demand remains soft, the increase in net loans ends a period of fifteen consecutive quarterly declines and is due primarily to efforts to strengthen customer relationships and business development initiatives. The Company continues a measured and cautious approach to loan originations as it seeks high quality loan demand while working to reduce high levels of nonperforming assets in a slow growth economy.

The composition of the loan portfolio is summarized in the table below.

	March 31, 2013		December 31, 2012
(Dollars in thousands)	Amount	%	Amount	%

Commercial, financial, and agriculture	$88,555	8.7%	$87,440	8.7%
Real estate – construction and land development	103,214	10.1	102,454	10.2
Real estate mortgage - residential	373,894	36.7	368,762	36.7
Real estate mortgage - farmland and other commercial enterprises	433,127	42.6	425,477	42.3
Installment	17,045	1.7	18,247	1.8
Lease financing	2,142	.2	2,615	.3
Total	$1,017,977	100.0%	$1,004,995	100.0%

On an average basis, loans represented 61.1% of earning assets for the current three month period, an increase of 95 basis points compared to 60.1% for the year 2012. The low level of loans as a percentage of earning assets is a reflection of the overall lack of high quality loan demand for which the Company desires. As loan demand fluctuates, available funds are reallocated between loans and temporary investments or investment securities, which typically involve a decrease in credit risk and lower yields.

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

Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed to be adequate by management to cover probable losses in the loan portfolio.  The calculation of the appropriate level of allowance for loan losses requires significant judgment in order to reflect credit losses specifically identified in the Company’s loan portfolio as well as management's best estimate of probable incurred credit losses in the loan portfolio at the balance sheet date. The allowance for loan losses is a valuation allowance increased by the provision for loan losses and decreased by net charge-offs. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses and the related provision for loan losses generally fluctuate as the relative level of nonperforming and impaired loans vary. However, other factors impact the amount of the allowance for loan losses such as the Company’s historical loss experience, the borrowers’ financial condition, general economic conditions, and other risk factors as described greater detail in the Company’s most recent annual report on Form 10-K.

The allowance for loan losses was $23.6 million or 2.31% of outstanding loans (net of unearned income) at March 31, 2013. This compares to $24.4 million or 2.43% of net loans outstanding at year-end 2012. The decrease in the allowance as a percentage of net loans outstanding from year-end 2012 is the result of a low level of net charge-offs and a credit to the provision for loan losses of $632 thousand, combined with an increase in end of period loans (net of unearned income) of $13.0 million or 1.3%. As a percentage of nonperforming loans, the allowance for loan losses was 43.2% at March 31, 2013 compared to 45.4% at year-end 2012.

The overall trend in the credit quality of the loan portfolio improved during the current quarter. Although nonperforming loans edged up $745 thousand or 1.4% since year-end 2012, early stage delinquencies and substandard loans have declined. Loans past due 30-89 days and still accruing were $2.7 million at March 31, 2013, an improvement of $2.5 million or 48.1% compared to $5.1 million at year-end 2012. Loans graded as substandard or below were $88.0 million or 8.6% of the loan portfolio at March 31, 2013 compared to $90.9 million or 9.0% of the loan portfolio at December 31, 2012. Loans identified as impaired were $63.8 million at March 31, 2013, relatively unchanged from year-end 2012.

The decrease in the allowance for loan losses from year-end 2012 is mainly the result of lower specific reserves on impaired loans and improved historical loss factors. Specific reserve allocations related to impaired loans were $4.7 million at March 31, 2013, a decrease of $402 thousand or 7.8% from year-end 2012. The decrease was driven primarily by the improvement of a $1.6 million credit secured by a real estate development project whereby a financially strong third party became involved with the project. This action resulted in a $279 thousand reduction in specific allocations to the allowance. Historical loss rates have also improved, as lower recent charge-off activity has replaced higher levels that spiked upward toward the early part of the Company’s rolling three year look-back period used in its allowance for loan losses methodology. The decrease in historical loss rates and charge-off activity relate primarily to stabilization in the value of real estate, which serves as collateral for nearly 90% of the Company’s loan portfolio. The rapid declines in real estate values experienced beginning in 2008 and continuing through 2011 have leveled off, and the allowance for loan losses reflects this improvement.

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

Nonperforming loans were $54.6 million at March 31, 2013, an increase of $745 thousand or 1.4% compared to $53.9 million at year-end 2012. The high level of nonperforming loans reflects ongoing weaknesses of a slow growing economy, which continues to strain many of the Company’s customers. Nonperforming loans were as follows at March 31, 2013 and December 31, 2012 and are presented by loan class.

Nonperforming Loans
(In thousands)	March 31, 2013	December 31, 2012
Nonaccrual Loans
Real Estate:
Real estate - construction and land development	$6,693	$7,700
Real estate mortgage - residential	6,143	6,025
Real estate mortgage - farmland and other commercial enterprises	14,473	12,878
Commercial:
Commercial and industrial	608	649
Lease financing	47	53
Consumer:
Secured	29	9
Unsecured	1	94
Total nonaccrual loans	$27,994	$27,408

Restructured Loans
Real Estate:
Real estate - construction and land development	$6,678	$8,736
Real estate mortgage - residential	2,953	634
Real estate mortgage - farmland and other commercial enterprises	16,860	16,940
Consumer:
Unsecured	38	39
Total restructured loans	$26,529	$26,349

Past Due 90 Days or More and Still Accruing
Real Estate:
Real estate mortgage - residential	$82	$-
Real estate mortgage - farmland and other commercial enterprises	-	103
Total past due 90 days or more and still accruing	$82	$103

Total nonperforming loans	$54,605	$53,860

Ratio of total nonperforming loans to total loans (net of unearned income)	5.4%	5.4%

The most significant components of nonperforming loans include nonaccrual and restructured loans. Activity during 2013 related to these two components was as follows:

(In thousands)	Nonaccrual Loans	Restructured Loans
Balance at December 31, 2012	$27,408	$26,349
Loans placed on nonaccrual status	2,845	-
Loans restructured	-	291
Principal paydowns	(745)	(111)
Transfers to other real estate owned	(1,262)	-
Charge-offs	(252)	-
Balance at March 31, 2013	$27,994	$26,529

The Company’s comprehensive risk-grading and loan review program includes a review of loans to assess risk and assign a grade to those loans, a review of delinquencies, and an assessment of loans for needed charge-offs or placement on nonaccrual status. The Company had loans in the amount of $94.5 million and $102 million at March 31, 2013 and year-end 2012, respectively, which were performing but considered potential problem loans and are not included in the nonperforming loan totals in the table above. These loans, however, are considered in establishing an appropriate allowance for loan losses. The balance outstanding for potential problem credits is mainly a result of ongoing weaknesses in the overall economy that continue to strain many of the Company’s customers. Potential problem loans include a variety of borrowers and are secured primarily by various types of real estate including commercial, construction properties, and residential real estate developments. At March 31, 2013, the five largest potential problem credits were $16.1 million in the aggregate compared to $16.6 million at year-end 2012.

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

Other Real Estate

Other real estate owned (“OREO”) includes real estate properties acquired by the Company through, or in lieu of, actual foreclosure. At March 31, 2013, OREO was $49.1 million, a decrease of $3.4 million or 6.5% compared to $52.6 million at year-end 2012. OREO activity for 2013 was as follows:

(In thousands)	Amount
Balance at December 31, 2012	$52,562
Transfers from loans	1,374
Proceeds from sales	(4,067)
Net gain on sales	269
Write-downs and other decreases, net	(1,008)
Balance at March 31, 2013	$49,130

The decrease in OREO was driven primarily by the sale of three larger-balance properties having an aggregate recorded investment of $2.3 million. This includes two real estate development projects totaling $1.6 million and one residential property of $682 thousand.

Deposits

A summary of the Company’s deposits are as follows for the periods indicated.

	End of Period			Average
(In thousands)	March 31, 2013	December 31, 2012	Difference	(Three Months) March 31, 2013	(Twelve Months) December 31, 2012	Difference
Noninterest Bearing	$250,534	$254,912	$(4,378)	$243,251	$238,443	$4,808

Interest Bearing
Demand	304,855	296,931	7,924	299,668	281,076	18,592
Savings	319,593	318,302	1,291	323,329	311,724	11,605
Time	519,827	540,665	(20,838)	529,080	588,544	(59,464)
Total interest bearing	1,144,275	1,155,898	(11,623)	1,152,077	1,181,344	(29,267)

Total Deposits	$1,394,809	$1,410,810	$(16,001)	$1,395,328	$1,419,787	$(24,459)

The decrease in total end of period deposits is mainly due to lower time deposits of $20.8 million or 3.9%. The decrease in time deposits is a result of the Company’s overall liquidity position and reflects a strategy to lower the overall cost of funds, mainly by allowing higher-rate certificates of deposit to roll off or reprice at significantly lower interest rates. Many of those balances have been rolled into either interest bearing or noninterest bearing demand accounts by the customer. As rates have decreased throughout the deposit portfolio, many customers have opted to transfer funds from maturing time deposits or investments from other sources into short-term demand or savings accounts. The Company has not sought out or accepted brokered deposits in the past nor does it have plans to do so in the future.

Borrowed Funds

Total borrowed funds were $202 million at March 31, 2013, relatively unchanged from the prior year-end. Long-term borrowings decreased $2.0 million or 1.1% due to principal repayments related to scheduled maturities of federal home loan bank borrowings. Short-term borrowings increased $1.6 million or 6.7%. Short-term borrowings primarily represent repurchase agreements entered into with commercial depositors and, to a lesser extent, federal funds purchased through relationships with downstream correspondent banks.

LIQUIDITY

The primary source of funds for the Parent Company is the receipt of dividends from its subsidiary banks, cash balances maintained, and borrowings from nonaffiliated sources. Payment of dividends by the Company’s subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. In addition, United Bank & Trust Company (“United Bank”) and Citizens Bank of Northern Kentucky, Inc. (“Citizens Northern”) each must obtain regulatory approval to declare or pay dividends to the Parent Company as a result of increased capital required in connection with prior regulatory exams. Capital ratios at each of the Company’s four subsidiary banks exceed regulatory established “well-capitalized” status at March 31, 2013 under the prompt corrective action regulatory framework; however, United Bank and Citizens Northern are required to maintain capital ratios at higher levels as outlined in their regulatory agreements.

The Parent Company’s primary uses of cash include the payment of dividends to its preferred and common shareholders, injecting capital into subsidiaries, paying interest expense on borrowings, and paying for general operating expenses. Due to an agreement with its regulators, the Parent Company must obtain regulatory approval prior to making dividend payments on its preferred and common stock and interest payments on its trust preferred borrowings. While regulatory agencies have so far granted approval to all of the Company’s requests to make dividend payments on its preferred stock and interest payments on its trust preferred securities, the Company has not (based on the assessment by Company management of both the Company’s capital position and the earnings of its subsidiaries) sought regulatory approval to pay any dividend on its common stock since the fourth quarter of 2009.  Moreover, the Company will not pay any such dividend on its common stock in any subsequent quarter until the regulator’s assessment of the earnings of the Company’s subsidiaries, and the Company’s assessment of its capital position, both yield the conclusion that the payment of a Company common stock dividend is warranted.

The Parent Company had cash balances of $24.2 million at March 31, 2013, a decrease of $592 thousand or 2.4% from $24.8 million at year-end 2012. Significant cash receipts of the Parent Company for the first quarter of 2013 include management fees from subsidiaries of $915 thousand. Significant cash payments by the Parent Company for the same period include $569 thousand for salaries, payroll taxes, and employee benefits and $375 thousand for the payment of dividends on its outstanding preferred stock.

The Company's objective as it relates to liquidity is to ensure that its subsidiary banks have funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability. In order to maintain a proper level of liquidity, the subsidiary banks have several sources of funds available on a daily basis that can be used for liquidity purposes. For assets, those sources of funds include liquid assets that are readily marketable or that can be pledged, or which mature in the near future. These assets primarily include cash and due from banks, federal funds sold, and cash flow generated by the repayment of principal and interest on loans and investment securities. For liabilities, sources of funds primarily include the subsidiary banks' core deposits, Federal Home Loan Bank (“FHLB”) and other borrowings, and federal funds purchased and securities sold under agreements to repurchase. While maturities and scheduled amortization of loans and investment securities are generally a predictable source of funds, deposit outflows and mortgage prepayments are influenced significantly by general interest rates, economic conditions, and competition in our local markets.

As of March 31, 2013, the Company had $225 million of additional borrowing capacity under various FHLB, federal funds, and other borrowing agreements. However, there is no guarantee that these sources of funds will continue to be available to the Company, or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in the Company’s liquidity from these sources. The Company’s borrowing capacity has increased $6.3 million or 2.9% since year-end 2012 primarily as a result of additional amounts available from the FHLB.

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

Liquid assets consist of cash, cash equivalents, and available for sale investment securities.  At March 31, 2013, consolidated liquid assets were $647 million, a decrease of $21.9 million or 3.3% from year-end 2012.  The decrease in liquid assets was driven primarily by a decrease in cash and cash equivalents of $18.1 million or 18.9%. The Company’s liquidity position remains elevated mainly as a result of the Company’s overall net funding position and weak loan demand. The overall funding position of the Company changes as loan demand, deposit levels, and other sources and uses of funds fluctuate.

Net cash provided by operating activities was $5.6 million for the first quarter of 2013, an increase of $2.2 million or 63.9% compared to $3.4 million for the same period of 2012. Net cash used in investing activities was $7.0 million and $11.7 million for the first quarter of 2013 and 2012, respectively. The $4.7 million or 40.1% decrease is mainly related to investment securities and loan activity. For investment securities, the Company had net cash inflows of $2.8 million for the first quarter of 2013 compared to net cash outflows of $35.0 million for same quarter a year ago. Net cash outflows for investment securities represent purchases made during the period, net of proceeds from sales, maturities, and calls. Net purchases of investment securities were significantly higher in the prior year and correlate to the overall decrease in loans during 2012 along with investing excess cash into higher yielding investment securities. For loans, the Company had net originations of $11.7 million for the first quarter of 2013 as a result of an increase in demand. For 2012, net principal collections were $21.1 million as paydowns outpaced origination activity.

Net cash used in financing activities was $16.8 million for the first quarter of 2013 compared to net cash inflows of $2.6 million for 2012. The net use of cash for 2013 resulted primarily from a $16.0 million or 1.1% decrease in deposits. For 2012, the net cash inflows relate mainly to a $12.1 million or 0.8% increase in deposits, partially offset by principal repayments of outstanding borrowings of $9.2 million or 3.4%.

Commitments to extend credit are entered into with customers in the ordinary course of providing traditional banking services and are considered in addressing the Company’s liquidity management.  The Company does not expect these commitments to significantly affect its liquidity position in future periods. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options, or similar instruments.

CAPITAL RESOURCES

Shareholders’ equity was $171 million at March 31, 2013, an increase of $2.6 million or 1.5% compared to $168 million at year-end 2012. The increase is attributed mainly to net income during the quarter of $3.8 million, partially offset by a $931 thousand or 9.9% decrease in the after-tax net unrealized gain on available for sale investment securities and dividends on preferred stock of $375 thousand. The decrease in the unrealized gain on available for sale investment securities was driven by a slight upward movement in mid to longer-term market interest rates between the comparable periods. As market interest rates increase, the value of fixed rate investments falls.

On January 9, 2009, the Company issued 30 thousand shares of Series A, no par value cumulative perpetual preferred stock. The Series A preferred shares pay a cumulative cash dividend quarterly at 5% per annum during the first five years the preferred shares are outstanding and reset to 9% thereafter if not redeemed. The Company’s goal is to repurchase the preferred shares either in whole or in part prior to the dividend rate resetting to 9%, using internally generated cash flows for the potential repurchase. Redemption of the preferred shares is subject to approval by the Company’s banking regulators.

The Parent Company is under no directive by its regulators to raise any additional capital, although it periodically evaluates potential capital raising scenarios. However, no determination has been made as to if or when a capital raise will be completed. Net proceeds from a potential sale of securities could be used for any corporate purpose determined by the Company’s board of directors.

At March 31, 2013, the Company’s tangible capital ratio was 9.44%, an increase of 21 basis points compared to 9.23% at year-end 2012. The tangible capital ratio is defined as tangible equity as a percentage of tangible assets and excludes intangible assets. Tangible common equity to tangible assets, which further excludes outstanding preferred stock, was 7.79% and 7.59% at March 31, 2013 and year-end 2012, respectively. This represents an increase of 20 basis points in the comparison.

Consistent with the objective of operating a sound financial organization, the Company’s goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios and the regulatory minimums are as follows as of the dates indicated.

	March 31, 2013			December 31, 2012
	Tier 1 Risk-based Capital1	Total Risk-based Capital1	Tier 1 Leverage2	Tier 1 Risk-based Capital1	Total Risk-based Capital1	Tier 1 Leverage2
Consolidated	18.14%	19.40%	11.57%	18.27%	19.53%	11.24%

Farmers Bank & Capital Trust Company	18.33	19.59	10.26	17.94	19.20	9.68
United Bank3	15.23	16.51	9.79	15.41	16.69	9.45
First Citizens Bank	14.16	14.95	10.02	13.57	14.46	9.42
Citizens Northern3	12.90	14.14	9.67	12.97	14.22	9.36

Regulatory minimum	4.00	8.00	4.00	4.00	8.00	4.00
Well-capitalized status	6.00	10.00	5.00	6.00	10.00	5.00

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

3See Note 11 to the Company’s unaudited consolidated financial statements included as part of this Form 10-Q for minimum capital ratios required as part of the banks regulatory agreement.

Regulatory Agreements

The Parent Company, United Bank, and Citizens Northern are each a party to supervisory agreements with their primary banking regulator. These agreements are summarized in Note 11 to the unaudited consolidated financial statements of this Form 10-Q. These agreements are also discussed in significantly greater detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 under the caption “Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The agreement entered into during 2009 between Farmers Bank & Capital Trust Company and its primarily regulator was terminated during the first quarter 2013 as a result of satisfactory compliance.

There have been no changes to the regulatory agreements in 2013. The Company believes it is adequately addressing all issues of the regulatory agreements to which it is subject and is in compliance with those agreements. However, only the respective regulatory agencies can determine if compliance with the applicable regulatory agreements have been met. Regulators continue to monitor the Company’s progress and compliance with the agreements through periodic on-site examinations, regular communications, and quarterly data analysis. The results of these examinations and communications show satisfactory progress toward meeting the requirements included in the regulatory agreements.

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

At March 31, 2013, the model indicated that if rates were to gradually increase by 150 basis points during the remainder of the calendar year, then tax equivalent net interest income and net income would increase 4.2% and 12.2%, respectively for the year ending December 31, 2013 when compared to the forecasted results for the most likely rate environment.  The model indicated that if rates were to gradually decrease by 150 basis points over the same period, then tax equivalent net interest income and net income would decrease 2.8% and 7.5%, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended March 31, 2013 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

As of March 31, 2013, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. It is the opinion of management, after discussion with legal counsel, that the disposition or ultimate resolution of such claims and legal actions will not have a material effect upon the consolidated financial statements of the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

At various times, the Company’s Board of Directors has authorized the purchase of shares of the Company’s outstanding common stock. No stated expiration dates have been established under any of the previous authorizations. There were no Company shares purchased during the quarter ended March 31, 2013. There are 84,971 shares that may still be purchased under the various authorizations. However, the Company must be granted permission by the Federal Reserve Bank of St. Louis and the Kentucky Department of Financial Institutions before it can repurchase or redeem any of its outstanding common or preferred stock as a result of its regulatory agreement.

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

10.3
Employment agreement dated December 10, 2012 between Farmers Capital Bank Corporation and Lloyd C. Hillard, Jr. (incorporated by reference to Exhibit 10.1 to Form 8-K/A filed December 26, 2012 (File No. 000-14412)).

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

Date:	May 8, 2013	/s/ Lloyd C. Hillard, Jr.
Lloyd C. Hillard, Jr.
President and CEO
(Principal Executive Officer)

Date:	May 8, 2013	/s/ Doug Carpenter
C. Douglas Carpenter
Executive Vice President, Secretary, and CFO
(Principal Financial and Accounting Officer)