Form 10-Q
period 2013-06-30
FARMERS CAPITAL BANK CORP
filed 2013-08-08
CIK 713095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 OR 15(d) of

The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

7,475,207 shares outstanding at August 6, 2013

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
Unaudited Condensed Consolidated Balance Sheets	3
Unaudited Condensed Consolidated Statements of Income	4
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income	5
Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity	6
Unaudited Condensed Consolidated Statements of Cash Flows	7
Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3. Quantitative and Qualitative Disclosures About Market Risk	55

Item 4. Controls and Procedures	56

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	56

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 6. Exhibits	56

SIGNATURES	59

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Balance Sheets

(Dollars in thousands, except share data)	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents:
Cash and due from banks	$29,522	$27,448
Interest bearing deposits in other banks	65,864	65,675
Federal funds sold and securities purchased under agreements to resell	2,203	2,732
Total cash and cash equivalents	97,589	95,855
Investment securities:
Available for sale, amortized cost of $564,290 (2013) and $558,630 (2012)	561,506	573,108
Held to maturity, fair value of $910 (2013) and $956 (2012)	820	820
Total investment securities	562,326	573,928
Loans, net of unearned income	1,004,766	1,004,995
Allowance for loan losses	(22,943)	(24,445)
Loans, net	981,823	980,550
Premises and equipment, net	36,133	36,183
Company-owned life insurance	28,422	27,973
Intangible assets, net	1,124	1,394
Other real estate owned	46,465	52,562
Other assets	43,738	38,787
Total assets	$1,797,620	$1,807,232
Liabilities
Deposits:
Noninterest bearing	$253,938	$254,912
Interest bearing	1,148,577	1,155,898
Total deposits	1,402,515	1,410,810
Federal funds purchased and other short-term borrowings	28,810	24,083
Securities sold under agreements to repurchase and other long-term borrowings	127,204	129,297
Subordinated notes payable to unconsolidated trusts	48,970	48,970
Dividends payable	188	188
Other liabilities	26,368	25,863
Total liabilities	1,634,055	1,639,211
Shareholders’ Equity
Preferred stock, no par value 1,000,000 shares authorized; 30,000 Series A shares issued and outstanding at June 30, 2013 and December 31, 2012; Liquidation preference of $30,000	29,759	29,537
Common stock, par value $.125 per share 14,608,000 shares authorized; 7,475,207 and 7,469,813 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	934	934
Capital surplus	51,022	50,934
Retained earnings	86,114	79,747
Accumulated other comprehensive (loss) income	(4,264)	6,869
Total shareholders’ equity	163,565	168,021
Total liabilities and shareholders’ equity	$1,797,620	$1,807,232

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2013	2012	2013	2012
Interest Income
Interest and fees on loans	$13,491	$14,104	$27,022	$28,385
Interest on investment securities:
Taxable	2,459	3,394	5,021	6,960
Nontaxable	642	561	1,256	1,088
Interest on deposits in other banks	38	27	72	62
Interest on federal funds sold and securities purchased under agreements to resell	1	1	2	2
Total interest income	16,631	18,087	33,373	36,497
Interest Expense
Interest on deposits	1,524	2,368	3,187	5,179
Interest on federal funds purchased and other short-term borrowings	20	25	39	50
Interest on securities sold under agreements to repurchase and other long-term borrowings	1,278	1,810	2,545	3,653
Interest on subordinated notes payable to unconsolidated trusts	216	517	433	1,041
Total interest expense	3,038	4,720	6,204	9,923
Net interest income	13,593	13,367	27,169	26,574
Provision for loan losses	(362)	1,341	(994)	2,318
Net interest income after provision for loan losses	13,955	12,026	28,163	24,256
Noninterest Income
Service charges and fees on deposits	2,018	2,015	3,978	4,018
Allotment processing fees	1,241	1,332	2,507	2,628
Other service charges, commissions, and fees	1,264	1,136	2,456	2,228
Trust income	470	473	954	935
Investment securities (losses) gains, net	(60)	685	(60)	688
Gains on sale of mortgage loans, net	292	451	631	761
Income from company-owned life insurance	232	228	472	988
Other	(16)	92	(86)	194
Total noninterest income	5,441	6,412	10,852	12,440
Noninterest Expense
Salaries and employee benefits	7,231	6,859	14,555	13,980
Occupancy expenses, net	1,165	1,195	2,331	2,371
Equipment expenses	579	611	1,141	1,181
Data processing and communication expenses	945	989	2,043	2,152
Bank franchise tax	610	620	1,200	1,188
Amortization of intangibles	135	253	270	507
Deposit insurance expense	497	685	1,139	1,372
Other real estate expenses, net	1,485	704	2,377	1,666
Legal expenses	178	507	366	738
Other	1,897	1,978	3,809	3,839
Total noninterest expense	14,722	14,401	29,231	28,994
Income before income taxes	4,674	4,037	9,784	7,702
Income tax expense	1,127	890	2,445	1,246
Net income	3,547	3,147	7,339	6,456
Less preferred stock dividends and discount accretion	487	480	972	958
Net income available to common shareholders	$3,060	$2,667	$6,367	$5,498
Per Common Share
Net income - basic and diluted	$.41	$.36	$.85	$.74
Cash dividends declared	N/A	N/A	N/A	N/A
Weighted Average Common Shares Outstanding
Basic and diluted	7,473	7,454	7,471	7,450

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Net Income	$3,547	$3,147	$7,339	$6,456
Other comprehensive (loss) income:
Unrealized holding (loss) gain on available for sale securities arising during the period on securities held at end of period, net of tax of $(5,519), $875, $(6,024) and $674, respectively	(10,250)	1,625	(11,188)	1,251

Reclassification adjustment for prior period unrealized gain previously reported in other comprehensive income recognized during current period, net of tax of $22, $268, $18 and $261, respectively	(40)	(498)	(33)	(484)

Change in unfunded portion of postretirement benefit obligation, net of tax of $23, $31, $46 and $67, respectively	44	59	88	124
Other comprehensive (loss) income	(10,246)	1,186	(11,133)	891
Comprehensive (loss) income	$(6,699)	$4,333	$(3,794)	$7,347

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except per share data)						Accumulated
Six months ended	Preferred	Common Stock		Capital	Retained	Other Comprehensive	Total Shareholders’
June 30, 2013 and 2012	Stock	Shares	Amount	Surplus	Earnings	(Loss) Income	Equity
Balance at January 1, 2013	$ 29,537	7,470	$ 934	$ 50,934	$ 79,747	$ 6,869	$ 168,021
Net income	-	-	-	-	7,339	-	7,339
Other comprehensive loss	-	-	-	-	-	(11,133)	(11,133)
Cash dividends declared – preferred, $25.00 per share	-	-	-	-	(750)	-	(750)
Preferred stock discount accretion	222	-	-	-	(222)	-	-
Shares issued pursuant to employee stock purchase plan	-	5	-	69	-	-	69
Expense related to employee stock purchase plan	-	-	-	19	-	-	19
Balance at June 30, 2013	$ 29,759	7,475	$934	$ 51,022	$ 86,114	$ (4,264)	$ 163,565

Balance at January 1, 2012	$ 29,115	7,446	$ 931	$ 50,848	$ 69,520	$ 6,643	$ 157,057
Net income	-	-	-	-	6,456	-	6,456
Other comprehensive income	-	-	-	-	-	891	891
Cash dividends declared – preferred, $25.00 per share	-	-	-	-	(750)	-	(750)
Preferred stock discount accretion	208	-	-	-	(208)	-	-
Shares issued pursuant to employee stock purchase plan	-	14	1	61	-	-	62
Expense related to employee stock purchase plan	-	-	-	20	-	-	20
Balance at June 30, 2012	$ 29,323	7,460	$932	$ 50,929	$ 75,018	$ 7,534	$ 163,736

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Cash Flows

Six months ended June 30, (In thousands)	2013	2012
Cash Flows from Operating Activities
Net income	$7,339	$6,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,976	2,268
Net premium amortization of available for sale investment securities	2,818	2,493
Provision for loan losses	(994)	2,318
Deferred income tax expense	237	31
Noncash employee stock purchase plan expense	19	20
Mortgage loans originated for sale	(29,859)	(38,743)
Proceeds from sale of mortgage loans	29,973	38,059
Gain on sale of mortgage loans, net	(631)	(761)
Loss on disposals of premises and equipment, net	31	-
Net loss on sale and write downs of other real estate	1,782	1,256
Net loss (gain) on sale of available for sale investment securities	60	(688)
Increase in cash surrender value of company-owned life insurance	(449)	(437)
Death benefits in excess of cash surrender value on company-owned life insurance	-	(529)
Decrease in accrued interest receivable	319	509
Decrease (increase) in other assets	383	(337)
Decrease in accrued interest payable	(60)	(310)
Increase in other liabilities	700	768
Net cash provided by operating activities	13,644	12,373
Cash Flows from Investing Activities
Proceeds from maturities and calls of available for sale investment securities	71,427	98,820
Proceeds from sale of available for sale investment securities	945	66,520
Purchase of available for sale investment securities	(80,910)	(185,003)
Loans originated for investment, net of principal collected	(2,677)	21,772
Proceeds from death benefits of company-owned life insurance	-	1,051
Purchase of premises and equipment	(1,612)	(907)
Proceeds from sale of other real estate	7,255	5,208
Proceeds from disposals of equipment	4	426
Net cash (used in) provided by investing activities	(5,568)	7,887
Cash Flows from Financing Activities
Net decrease in deposits	(8,295)	(27,617)
Net increase (decrease) in federal funds purchased and other short-term borrowings	4,727	(5,033)
Repayments of securities sold under agreements to repurchase and other long-term borrowings	(2,093)	(10,230)
Dividends paid, preferred	(750)	(750)
Shares issued under employee stock purchase plan	69	62
Net cash used in financing activities	(6,342)	(43,568)
Net increase (decrease) in cash and cash equivalents	1,734	(23,308)
Cash and cash equivalents at beginning of year	95,855	94,309
Cash and cash equivalents at end of period	$97,589	$71,001
Supplemental Disclosures
Cash paid during the period for:
Interest	$6,264	$10,233
Income taxes	3,000	200
Transfers from loans to other real estate	5,279	10,594
Sale and financing of other real estate	2,364	2,721
Cash dividends payable, preferred	188	188

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

The condensed consolidated balance sheet as of December 31, 2012 has been derived from the audited financial statements of the Company as of that date. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2012 included in the Company’s annual report on Form 10-K. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and the footnotes required by U.S. GAAP for complete statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such condensed financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany transactions and balances are eliminated in consolidation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

2. Adoption of New Accounting Standards

Effective January 1, 2013, the Company adopted Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires additional disclosure about the changes in the components of accumulated other comprehensive income, including amounts reclassified and amounts due to current period other comprehensive income. The following table presents changes in accumulated other comprehensive income by component, net of tax, for the periods indicated.

	Three months ended June 30, 2013			Six months ended June 30, 2013
(In thousands)	Unrealized Gains and Losses on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total	Unrealized Gains and Losses on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total
Beginning balance	$8,480	$(2,498)	$5,982	$9,411	$(2,542)	$6,869
Other comprehensive loss before reclassifications	(10,250)	-	(10,250)	(11,188)	-	(11,188)
Amounts reclassified from accumulated other comprehensive income	(40)	44	4	(33)	88	55
Net current-period other comprehensive (loss) income	(10,290)	44	(10,246)	(11,221)	88	(11,133)
Ending balance	$(1,810)	$(2,454)	$(4,264)	$(1,810)	$(2,454)	$(4,264)

The following table presents amounts reclassified out of accumulated other comprehensive income by component for the period indicated. Line items in the statement of income affected by the reclassification are also presented.

	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
(In thousands)	Three months ended June 30, 2013	Six months ended June 30, 2013
Unrealized gains and losses on available for sale investment securities	$62	$51	Investment securities gains, net
	(22)	(18)	Income tax expense
	$40	$33	Net of tax

Amortization related to postretirement benefits
Prior service costs	$(64)	$(128)	Salaries and employee benefits
Actuarial losses	(3)	(6)	Salaries and employee benefits
	(67)	(134)	Total before tax
	23	46	Income tax benefit
	$(44)	$(88)	Net of tax

Total reclassifications for the period	$(4)	$(55)	Net of tax

3. Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements of prior periods to conform to the current period presentation. These reclassifications do not affect net income or total shareholders’ equity as previously reported.

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

Portfolio Segment	Class

Real estate loans	Real estate mortgage - construction and land development Real estate mortgage - residential Real estate mortgage - farmland and other commercial enterprises
Commercial loans	Commercial and industrial Depository institutions Agriculture production and other loans to farmers States and political subdivisions Leases Other
Consumer loans	Secured Unsecured

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

The qualitative risk factors used in the methodology are consistent with the guidance in the most recent Interagency Policy Statement on the Allowance for Loan Losses issued in 2006. Each factor is supported by a detailed analysis performed at each subsidiary bank and is both measureable and supportable. Some factors include a minimum allocation in some instances where loss levels are extremely low and it is determined to be prudent from a safety and soundness perspective. Qualitative risk factors that are used in the methodology include the following for each loan portfolio segment:

●	Delinquency trends
●	Trends in net charge-offs
●	Trends in loan volume
●	Lending philosophy risk
●	Management experience risk
●	Concentration of credit risk
●	Economic conditions risk

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

Net income per common share computations were as follows for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2013	2012	2013	2012

Net income, basic and diluted	$3,547	$3,147	$7,339	$6,456
Less preferred stock dividends and discount accretion	487	480	972	958
Net income available to common shareholders, basic and diluted	$3,060	$2,667	$6,367	$5,498

Average common shares issued and outstanding, basic and diluted	7,473	7,454	7,471	7,450

Net income per common share, basic and diluted	$.41	$.36	$.85	$.74

Stock options for 22,049 and 24,049 shares of common stock were not included in the determination of diluted net income per common share for each period in 2013 and 2012, respectively, because they were antidilutive. There were 223,992 potential common shares associated with a warrant issued to the U.S. Treasury that were excluded from the computation of diluted net income per common share for 2012 because they were antidilutive. The Company repurchased the warrant from the Treasury during the third quarter of 2012.

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

Level 2:

Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

Available for sale investment securities

Valued primarily by independent third party pricing services under the market valuation approach that include, but are not limited to, the following inputs:

●	Mutual funds and equity securities are priced utilizing real-time data feeds from active market exchanges for identical securities and are considered Level 1 inputs.
●

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

Available for sale investment securities are the Company’s only balance sheet item that meets the disclosure requirements for instruments measured at fair value on a recurring basis. Disclosures as of June 30, 2013 and December 31, 2012 are as follows:

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2013
Obligations of U.S. government-sponsored entities	$77,925	$-	$77,925	$-
Obligations of states and political subdivisions	129,701	-	129,701	-
Mortgage-backed securities – residential	346,345	-	346,345	-
Corporate debt securities	5,837	-	5,837	-
Mutual funds and equity securities	1,698	1,698	-	-
Total	$561,506	$1,698	$559,808	$-

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2012
Obligations of U.S. government-sponsored entities	$76,095	$-	$76,095	$-
Obligations of states and political subdivisions	118,755	-	118,755	-
Mortgage-backed securities – residential	370,439	-	370,439	-
Corporate debt securities	5,826	-	5,826	-
Mutual funds and equity securities	1,993	1,993	-	-
Total	$573,108	$1,993	$571,115	$-

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

Impairment charges on collateral-dependent loans are recorded by either an increase to the provision for loan losses and related allowance or by direct loan charge-offs. The fair value of collateral-dependent impaired loans with specific allocations of the allowance for loan losses is measured based on recent appraisals of the underlying collateral. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraisers take absorption rates into consideration and adjustments are routinely made in the appraisal process to identify differences between the comparable sales and income data available. Such adjustments consist mainly of estimated costs to sell that are not included in certain appraisals or to update appraised collateral values as a result of market declines of similar properties for which a newer appraisal is available. These adjustments can be significant and typically result in a Level 3 classification of the inputs for determining fair value.

OREO includes properties acquired by the Company through actual loan foreclosures and is carried at fair value less estimated costs to sell. Fair value of OREO at acquisition is generally based on third party appraisals of the property that include comparable sales data and are considered as Level 3 inputs. The carrying value of each OREO property is updated at least annually and more frequently when market conditions significantly impact the value of the property. If the carrying amount of the OREO exceeds fair value less estimated costs to sell, an impairment loss is recorded through noninterest expense.

The following tables represent the carrying amount of assets measured at fair value on a nonrecurring basis and still held by the Company as of the dates indicated. The amounts in the tables only represent assets whose carrying amount has been adjusted by impairment charges during the period in a manner as described above; therefore, these amounts will differ from the total amounts outstanding. Collateral-dependent impaired loan amounts in the tables below exclude restructured loans since they are measured based on present value techniques, which are outside the scope of the fair value reporting framework.

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2013
Collateral-dependent Impaired Loans
Real estate – construction and land development	$339	$-	$-	$339
Real estate mortgage – residential	3,720	-	-	3,720
Real estate mortgage – farmland and other commercial enterprises	2,669	-	-	2,669
Commercial and industrial	85	-	-	85
Total	$6,813	$-	$-	$6,813

OREO
Real estate – construction and land development	$7,911	$-	$-	$7,911
Real estate mortgage – residential	1,573	-	-	1,573
Real estate mortgage – farmland and other commercial enterprises	6,205	-	-	6,205
Total	$15,689	$-	$-	$15,689

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2012
Collateral-dependent Impaired Loans
Real estate – construction and land development	$17,921	$-	$-	$17,921
Real estate mortgage – residential	2,273	-	-	2,273
Real estate mortgage – farmland and other commercial enterprises	3,523	-	-	3,523
Commercial and industrial	9	-	-	9
Consumer – secured	4	-	-	4
Consumer – unsecured	113	-	-	113
Total	$23,843	$-	$-	$23,843

OREO
Real estate – construction and land development	$15,873	$-	$-	$15,873
Real estate mortgage – residential	1,483	-	-	1,483
Real estate mortgage – farmland and other commercial enterprises	3,826	-	-	3,826
Total	$21,182	$-	$-	$21,182

The following table represents impairment charges recorded in earnings for the periods indicated on assets measured at fair value on a nonrecurring basis.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Impairment charges:
Collateral-dependent impaired loans	$839	$1,398	$1,210	$5,233
OREO	1,005	641	1,694	1,150
Total	$1,844	$2,039	$2,904	$6,383

The following table presents quantitative information about unobservable inputs for assets measured on a nonrecurring basis using Level 3 measurements.

(In thousands)	Fair Value at June 30, 2013	Valuation Technique	Unobservable Inputs	Range			Average
Collateral-dependent impaired loans	$6,813	Discounted appraisals	Marketability discount	0%	-	24.6%	1.4%
OREO	$15,689	Discounted appraisals	Marketability discount	1.0%	-	50.0%	4.5%

As previously discussed, the fair value of real estate securing collateral-dependent impaired loans and OREO are based on current third party appraisals. It is often necessary, however, for the Company to discount the appraisal amounts supporting its impaired loans and OREO. These discounts relate primarily to marketing and other holding costs that are not included in certain appraisals or to update values as a result of market declines of similar properties for which newer appraisals are available. Discounts also result from contracts to sell properties entered into during the period. The range of discounts is presented in the table above for 2013. The upper end of the range identified in the table above relate to outlier transactions. The weighted average column is more of an indicator of the discounts applied to the appraisals.

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

The following table presents the estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2013 and December 31, 2012. Information for available for sale investment securities is presented within this footnote in greater detail above.

			Fair Value Measurements Using
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013
Assets
Cash and cash equivalents	$97,589	$97,589	$97,589	$-	$-
Held to maturity investment securities	820	910	-	910	-
Loans, net	981,823	981,038	-	-	981,038
Accrued interest receivable	5,755	5,755	-	5,755	-
Federal Home Loan Bank and Federal Reserve Bank Stock	9,516	N/A	-	-	-

Liabilities
Deposits	1,402,515	1,405,324	893,438	-	511,886
Federal funds purchased and other short-term borrowings	28,810	28,810	-	28,810	-
Securities sold under agreements to repurchase and other long-term borrowings	127,204	141,631	-	141,631	-
Subordinated notes payable to unconsolidated trusts	48,970	24,146	-	-	24,146
Accrued interest payable	1,310	1,310	-	1,310	-

December 31, 2012
Assets
Cash and cash equivalents	$95,855	$95,855	$95,855	$-	$-
Held to maturity investment securities	820	956	-	956	-
Loans, net	980,550	979,301	-	-	979,301
Accrued interest receivable	6,074	6,074	-	6,074	-
Federal Home Loan Bank and Federal Reserve Bank Stock	9,516	N/A	-	-	-

Liabilities
Deposits	1,410,810	1,414,395	870,145	-	544,250
Federal funds purchased and other short-term borrowings	24,083	24,083	-	24,083	-
Securities sold under agreements to repurchase and other long-term borrowings	129,297	148,680	-	148,680	-
Subordinated notes payable to unconsolidated trusts	48,970	21,015	-	-	21,015
Accrued interest payable	1,370	1,370	-	1,370	-

7. Investment Securities

The following tables summarize the amortized costs and estimated fair value of the securities portfolio at June 30, 2013 and December 31, 2012. The summary is divided into available for sale and held to maturity investment securities.

June 30, 2013 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$80,211	$71	$2,357	$77,925
Obligations of states and political subdivisions	129,786	2,286	2,371	129,701
Mortgage-backed securities – residential	345,694	5,117	4,466	346,345
Corporate debt securities	6,898	37	1,098	5,837
Mutual funds and equity securities	1,701	19	22	1,698
Total securities – available for sale	$564,290	$7,530	$10,314	$561,506
Held To Maturity
Obligations of states and political subdivisions	$820	$90	$-	$910

December 31, 2012 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$75,945	$216	$66	$76,095
Obligations of states and political subdivisions	113,986	4,943	174	118,755
Mortgage-backed securities – residential	360,099	10,596	256	370,439
Corporate debt securities	6,638	44	856	5,826
Mutual funds and equity securities	1,962	33	2	1,993
Total securities – available for sale	$558,630	$15,832	$1,354	$573,108
Held To Maturity
Obligations of states and political subdivisions	$820	$136	$-	$956

The amortized cost and estimated fair value of the debt securities portfolio at June 30, 2013, by contractual maturity, are detailed below. The summary is divided into available for sale and held to maturity securities. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mutual funds and equity securities in the available for sale portfolio consist of investments attributed to the Company’s captive insurance subsidiary. These securities have no stated maturity and are not included in the maturity schedule that follows. Mortgage-backed securities are stated separately due to the nature of payment and prepayment characteristics, as principal is not due at a single date.

	Available For Sale		Held To Maturity
June 30, 2013 (In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,272	$2,223	$-	$-
Due after one year through five years	83,752	83,541	-	-
Due after five years through ten years	111,629	109,743	-	-
Due after ten years	19,242	17,956	820	910
Mortgage-backed securities	345,694	346,345	-	-
Total	$562,589	$559,808	$820	$910

Gross realized gains and losses on the sale of available for sale investment securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012

Gross realized gains	$3	$688	$3	$695
Gross realized losses	63	3	63	7
Net realized (loss) gain	$(60)	$685	$(60)	$688

Investment securities with unrealized losses at June 30, 2013 and December 31, 2012 not recognized in income are presented in the tables below. The tables segregate investment securities that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or more. The tables also include the fair value of the related securities.

	Less than 12 Months		12 Months or More		Total
June 30, 2013 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$68,823	$2,357	$-	$-	$68,823	$2,357
Obligations of states and political subdivisions	63,463	2,338	623	33	64,086	2,371
Mortgage-backed securities – residential	174,116	4,441	873	25	174,989	4,466
Corporate debt securities	255	4	4,764	1,094	5,019	1,098
Mutual funds and equity securities	723	22	-	-	723	22
Total	$307,380	$9,162	$6,260	$1,152	$313,640	$10,314

	Less than 12 Months		12 Months or More		Total
December 31, 2012 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$26,433	$66	$-	$-	$26,433	$66
Obligations of states and political subdivisions	17,199	174	-	-	17,199	174
Mortgage-backed securities – residential	39,659	256	-	-	39,659	256
Corporate debt securities	-	-	4,994	856	4,994	856
Mutual funds and equity securities	299	2	-	-	299	2
Total	$83,590	$498	$4,994	$856	$88,584	$1,354

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

At June 30, 2013, the Company’s investment securities portfolio had gross unrealized losses of $10.3 million, an increase of $9.0 million from year-end 2012. Of the total gross unrealized losses at June 30, 2013, $1.2 million relates to investments that have been in a continuous loss position for 12 months or more. Unrealized losses on corporate debt securities make up $1.1 million or significantly all of the unrealized loss on investment securities in a continuous loss position of 12 months or more.

Corporate debt securities in the Company’s investment securities portfolio at June 30, 2013 include single-issuer trust preferred capital securities with a carrying value of $4.8 million. These securities were issued by a national and global financial services firm and purchased by the Company during 2007. The securities are currently performing and continue to be rated as investment grade by major rating agencies. The issuer of the securities announced in the first quarter of 2013 that it had passed stringent regulatory stress testing and received regulatory approval to both increase per share common dividend payments and increase its equity repurchase program. The Company does not intend to sell these securities nor does the Company believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company believes these securities are not impaired due to reasons of credit quality or other factors, but rather the unrealized loss is primarily attributed to continuing uncertainties in both international and domestic economies and market volatility. The Company believes that it will collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will continue to recover as they approach their maturity dates.

The Company attributes the unrealized losses in other sectors of its investment securities portfolio to changes in market interest rates and volatility. Market interest rates rose sharply during the second quarter of 2013 as measured by the yields on Treasury bonds, particularly for the five and ten year maturity periods. Investment securities with unrealized losses at June 30, 2013 are performing according to their contractual terms, and the Company does not expect to incur a loss on these securities unless they are sold prior to maturity. The Company does not have the intent to sell these securities and likely will not be required to sell these securities before their anticipated recovery. The Company does not consider any of the securities to be impaired due to reasons of credit quality or other factors.

8. Loans and Allowance for Loan Losses

Major classifications of loans outstanding are summarized as follows:

(In thousands)	June 30, 2013	December 31, 2012

Real Estate:
Real estate – construction and land development	$103,766	$102,454
Real estate mortgage – residential	371,790	368,762
Real estate mortgage – farmland and other commercial enterprises	422,247	425,477
Commercial:
Commercial and industrial	47,732	46,812
States and political subdivisions	22,597	21,472
Lease financing	1,686	2,732
Other	18,681	19,156
Consumer:
Secured	10,071	11,732
Unsecured	6,251	6,515
Total loans	1,004,821	1,005,112
Less unearned income	55	117
Total loans, net of unearned income	$1,004,766	$1,004,995

Activity in the allowance for loan losses by portfolio segment was as follows for the periods indicated.

(In thousands)	Real Estate	Commercial	Consumer	Total
Three months ended June 30, 2013
Balance, beginning of period	$21,402	$1,558	$603	$23,563
Provision for loan losses	(848)	624	(138)	(362)
Recoveries	48	14	114	176
Loans charged off	(362)	(19)	(53)	(434)
Balance, end of period	$20,240	$2,177	$526	$22,943

Six months ended June 30, 2013
Balance, beginning of period	$22,254	$1,513	$678	$24,445
Provision for loan losses	(1,500)	617	(111)	(994)
Recoveries	184	97	150	431
Loans charged off	(698)	(50)	(191)	(939)
Balance, end of period	$20,240	$2,177	$526	$22,943

(In thousands)	Real Estate	Commercial	Consumer	Total
Three months ended June 30, 2012
Balance, beginning of period	$23,990	$2,238	$825	$27,053
Provision for loan losses	1,437	(85)	(11)	1,341
Recoveries	75	22	56	153
Loans charged off	(1,281)	(38)	(115)	(1,434)
Balance, end of period	$24,221	$2,137	$755	$27,113

Six months ended June 30, 2012
Balance, beginning of period	$23,538	$3,508	$1,218	$28,264
Provision for loan losses	4,030	(1,381)	(331)	2,318
Recoveries	202	121	112	435
Loans charged off	(3,549)	(111)	(244)	(3,904)
Balance, end of period	$24,221	$2,137	$755	$27,113

The following tables present individually impaired loans by class of loans for the dates indicated.

June 30, 2013 (In thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Allowance for Loan Losses Allocated
Real Estate
Real estate – construction and land development	$26,194	$11,290	$12,212	$23,502	$1,883
Real estate mortgage – residential	10,127	2,199	7,889	10,088	1,063
Real estate mortgage – farmland and other commercial enterprises	26,822	10,330	16,358	26,688	1,388
Commercial
Commercial and industrial	976	-	979	979	892
Consumer
Secured	20	-	20	20	16
Unsecured	212	-	213	213	102
Total	$64,351	$23,819	$37,671	$61,490	$5,344

December 31, 2102 (In thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Allowance for Loan Losses Allocated
Real Estate
Real estate – construction and land development	$26,831	$12,712	$11,068	$23,780	$2,075
Real estate mortgage – residential	7,474	2,215	5,259	7,474	1,069
Real estate mortgage – farmland and other commercial enterprises	33,491	13,294	18,803	32,097	1,588
Commercial
Commercial and industrial	210	-	207	207	198
Consumer
Secured	21	-	21	21	17
Unsecured	309	-	310	310	196
Total	$68,336	$28,221	$35,668	$63,889	$5,143

Three Months Ended June 30, 2013 (In thousands)	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate – construction and land development	$24,159	$338	$347
Real estate mortgage – residential	10,836	87	83
Real estate mortgage – farmland and other commercial enterprises	28,209	236	236
Commercial
Commercial and industrial	1,154	29	29
Consumer
Secured	21	1	1
Unsecured	215	3	4
Total	$64,594	$694	$700

Six Months Ended June 30, 2013 (In thousands)	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate – construction and land development	$25,047	$691	$689
Real estate mortgage – residential	9,569	172	163
Real estate mortgage – farmland and other commercial enterprises	29,692	484	478
Commercial
Commercial and industrial	930	33	33
Consumer
Secured	21	1	1
Unsecured	214	6	6
Total	$65,473	$1,387	$1,370

Three Months Ended June 30, 2012 (In thousands)	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate – construction and land development	$46,166	$201	$199
Real estate mortgage – residential	16,449	86	93
Real estate mortgage – farmland and other commercial enterprises	40,761	498	469
Commercial
Commercial and industrial	301	-	-
Consumer
Secured	70	-	-
Unsecured	186	1	1
Total	$103,933	$786	$762

Six Months Ended June 30, 2012 (In thousands)	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate – construction and land development	$43,491	$381	$369
Real estate mortgage – residential	17,658	256	254
Real estate mortgage – farmland and other commercial enterprises	40,934	1,001	828
Commercial
Commercial and industrial	533	14	14
Consumer
Secured	88	5	5
Unsecured	189	5	5
Total	$102,893	$1,662	$1,475

The following tables present the balance of the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of June 30, 2013 and December 31, 2012.

June 30, 2013 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$4,334	$892	$118	$5,344
Collectively evaluated for impairment	15,906	1,285	408	17,599
Total ending allowance balance	$20,240	$2,177	$526	$22,943

Loans
Loans individually evaluated for impairment	$60,278	$979	$233	$61,490
Loans collectively evaluated for impairment	837,525	89,662	16,089	943,276
Total ending loan balance, net of unearned income	$897,803	$90,641	$16,322	$1,004,766

December 31, 2012 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$4,732	$198	$213	$5,143
Collectively evaluated for impairment	17,522	1,315	465	19,302
Total ending allowance balance	$22,254	$1,513	$678	$24,445

Loans
Loans individually evaluated for impairment	$63,351	$207	$331	$63,889
Loans collectively evaluated for impairment	833,342	89,848	17,916	941,106
Total ending loan balance, net of unearned income	$896,693	$90,055	$18,247	$1,004,995

The following tables present the recorded investment in nonperforming loans by class of loans as of June 30, 2013 and December 31, 2012.

June 30, 2013 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate:
Real estate – construction and land development	$6,482	$6,666	$-
Real estate mortgage – residential	4,863	2,947	-
Real estate mortgage – farmland and other commercial enterprises	9,665	16,573	-
Commercial:
Commercial and industrial	204	13	-
Lease financing	41	-	-
Consumer:
Secured	4	-	-
Unsecured	-	39	-
Total	$21,259	$26,238	$-

December 31, 2012 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate:
Real estate – construction and land development	$7,700	$8,736	$-
Real estate mortgage – residential	6,025	634	-
Real estate mortgage – farmland and other commercial enterprises	12,878	16,940	103
Commercial:
Commercial and industrial	649	-	-
Lease financing	53	-	-
Consumer:
Secured	9	-	-
Unsecured	94	39	-
Total	$27,408	$26,349	$103

The Company has allocated $2.8 million and $2.9 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings and that are in compliance with those terms as of June 30, 2013 and December 31, 2012. The Company had no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings at June 30, 2013 and December 31, 2012.

The Company had five credits in 2013 that were modified as troubled debt restructurings. Each of these credits represents debt by a borrower which was discharged under Chapter 7 bankruptcy. The borrower in each case did not reaffirm their debt, and the release of personal liability by the court is deemed a concession. However, each borrower continues to make payments under the original terms of the loan agreement.

During 2012, the Company had one loan that was modified as a troubled debt restructuring. The modification of terms included reducing the stated interest rate on the loan to 4.125% from 6.0% and extending the due date by three months.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and six months ended June 30, 2013 and 2012.

(Dollars in thousands) Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Three Months Ended June 30, 2013
Real Estate:
Real estate mortgage – residential	1	$18	$18
Commercial:
Commercial and industrial	1	2	2
Consumer:
Secured	1	13	13
Total	3	$33	$33
Six Months Ended June 30, 2013
Real Estate:
Real estate mortgage – residential	3	$309	$309
Commercial:
Commercial and industrial	1	2	2
Consumer:
Secured	1	13	13
Total	5	$324	$324
Three and Six Months Ended June 30, 2012
Real Estate:
Real estate mortgage – residential	1	$72	$72
Total	1	$72	$72

The troubled debt restructurings identified above increased the allowance for loan losses by $15 thousand and $23 thousand in the three and six months periods ended June 30, 2013, respectively. Troubled debt restructurings increased the allowance for loan losses $5 thousand for the three and six months periods ended June 30, 2012. There were no charge-offs related to these loans. There were no payment defaults during the first six months of 2013 and 2012 for credits that were restructured during the previous twelve months.

The tables below present an age analysis of past due loans 30 days or more by class of loans as of the dates indicated. Past due loans that are also classified as nonaccrual are included in their respective past due category.

June 30, 2013 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate:
Real estate – construction and land development	$6	$699	$705	$103,061	$103,766
Real estate mortgage – residential	2,536	1,881	4,417	367,373	371,790
Real estate mortgage – farmland and other commercial enterprises	4,998	7,477	12,475	409,772	422,247
Commercial:
Commercial and industrial	215	53	268	47,464	47,732
States and political subdivisions	-	-	-	22,597	22,597
Lease financing, net	-	41	41	1,590	1,631
Other	40	-	40	18,641	18,681
Consumer:
Secured	80	-	80	9,991	10,071
Unsecured	28	-	28	6,223	6,251
Total	$7,903	$10,151	$18,054	$986,712	$1,004,766

December 31, 2012 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate:
Real estate – construction and land development	$908	$1,361	$2,269	$100,185	$102,454
Real estate mortgage – residential	2,303	2,500	4,803	363,959	368,762
Real estate mortgage – farmland and other commercial enterprises	1,990	10,724	12,714	412,763	425,477
Commercial:
Commercial and industrial	108	53	161	46,651	46,812
States and political subdivisions	-	-	-	21,472	21,472
Lease financing, net	1	53	54	2,561	2,615
Other	38	399	437	18,719	19,156
Consumer:
Secured	69	-	69	11,663	11,732
Unsecured	137	-	137	6,378	6,515
Total	$5,554	$15,090	$20,644	$984,351	$1,004,995

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

	Real Estate			Commercial
June 30, 2013 (In thousands)	Real Estate –Construction and Land Development	Real Estate Mortgage –Residential	Real Estate Mortgage –Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Lease Financing	Other
Credit risk profile by internally assigned rating grades:
Pass	$76,357	$332,975	$343,545	$43,175	$22,597	$1,590	$18,208
Special mention	6,738	16,818	40,595	2,942	-	-	462
Substandard	20,637	21,949	38,107	1,539	-	41	11
Doubtful	34	48	-	76	-	-	-
Total	$103,766	$371,790	$422,247	$47,732	$22,597	$1,631	$18,681

	Real Estate			Commercial
December 31, 2012 (In thousands)	Real Estate –Construction and Land Development	Real Estate Mortgage –Residential	Real Estate Mortgage –Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Lease Financing	Other
Credit risk profile by internally assigned rating grades:
Pass	$68,721	$328,214	$348,918	$41,527	$21,472	$2,615	$18,592
Special mention	7,562	18,485	35,027	4,201	-	-	559
Substandard	26,171	21,984	41,532	1,008	-	-	5
Doubtful	-	79	-	76	-	-	-
Total	$102,454	$368,762	$425,477	$46,812	$21,472	$2,615	$19,156

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the consumer loans outstanding based on payment activity as of June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
	Consumer		Consumer
(In thousands)	Secured	Unsecured	Secured	Unsecured
Credit risk profile based on payment activity:
Performing	$10,067	$6,212	$11,723	$6,382
Nonperforming	4	39	9	133
Total	$10,071	$6,251	$11,732	$6,515

9. Other Real Estate Owned

OREO was as follows as of the date indicated:

(In thousands)	June 30, 2013	December 31, 2012
Construction and land development	$27,460	$32,360
Residential real estate	3,573	4,605
Farmland and other commercial enterprises	15,432	15,597
Total	$46,465	$52,562

OREO activity for the six months ended June 30, 2013 and 2012 was as follows:

Six months ended June 30, (In thousands)	2013	2012
Beginning balance	$52,562	$38,157
Transfers from loans	5,279	10,594
Proceeds from sales	(9,619)	(7,929)
Gain (loss) on sales, net	280	(106)
Write downs and other decreases, net	(2,037)	(1,150)
Ending balance	$46,465	$39,566

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

The following disclosures of the net periodic benefit cost components of Plan 1 and Plan 2 were measured at January 1, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Service cost	$158	$154	$315	$308
Interest cost	138	152	276	304
Amortization of transition obligation	-	26	-	52
Recognized prior service cost	64	64	128	128
Recognized net actuarial loss	-	14	-	28
Net periodic benefit cost	$360	$410	$719	$820

The Company expects benefit payments of $308 thousand for 2013, of which $61 thousand and $124 thousand have been made during the three and six months ended June 30, 2013, respectively.

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

The regulatory ratios of the consolidated Company and its subsidiary banks were as follows for the dates indicated.

	June 30, 2013			December 31, 2012
	Tier 1 Risk-based Capital[1]	Total Risk-based Capital[1]	Tier 1 Leverage[2]	Tier 1 Risk-based Capital[1]	Total Risk-based Capital[1]	Tier 1 Leverage[2]
Consolidated	18.26%	19.52%	11.53%	18.27%	19.53%	11.24%
Farmers Bank	17.53	18.79	9.85	17.94	19.20	9.68
United Bank	14.90	16.17	9.47	15.41	16.69	9.45
First Citizens	13.26	14.04	9.01	13.57	14.46	9.42
Citizens Northern	13.08	14.33	9.67	12.97	14.22	9.36

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

Summary of Regulatory Agreements

Below is a summary of the regulatory agreements that the Parent Company and two of its subsidiary banks have entered into with their primary regulators. The agreement entered into during 2009 between Farmers Bank and its primary regulator was terminated in January 2013 as a result of satisfactory compliance.

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

Citizens Northern

The KDFI and the FDIC entered into a Memorandum with Citizens Northern on September 8, 2010.  The Memorandum was terminated July 7, 2013 upon the issuance of an updated Memorandum. The updated Memorandum contains many of the same provisions included in the terminated Memorandum, with a new requirement that Citizens Northern maintain a Tier 1 leverage ratio at or above 9.0%. In addition, the updated Memorandum requires having and retaining qualified management in the areas of loan administration and collection. It also requires Citizens Northern to address credit underwriting and administration weaknesses identified in the most recent examination of the bank by the KDFI and FDIC.

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

Regulators continue to monitor the Company’s progress and compliance with the regulatory agreements through periodic on-site examinations, regular communications, and quarterly data analysis. At the Parent Company and at each of its bank subsidiaries, the Company believes it is adequately addressing all issues of the regulatory agreements to which it is subject. However, only the respective regulatory agencies can determine if compliance with the applicable regulatory agreements has been met. The Company believes that it and its subsidiary banks are in compliance with the requirements identified in the regulatory agreements.

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

Farmers Bank

In November of 2009, the KDFI and FRB St. Louis entered into a Memorandum with Farmers Bank.  The Memorandum was terminated in January 2013 following a joint examination by the KDFI and FRB St. Louis, which found satisfactory compliance with the terms of the Memorandum and overall improvement in financial condition.

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

RESULTS OF OPERATIONS

Second Quarter 2013 Compared to Second Quarter 2012

The Company reported net income of $3.5 million for the quarter ended June 30, 2013, an increase of $400 thousand compared with net income of $3.1 million for the second quarter a year ago. On a per common share basis, net income for the current quarter was $.41, an increase of $.05 or 13.9% compared to $.36 reported for the second quarter of 2012. Selected income statement amounts and related data are presented in the table below.

(In thousands except per share data)
Three Months Ended June 30,	2013	2012	Increase (Decrease)
Interest income	$16,631	$18,087	$(1,456)
Interest expense	3,038	4,720	(1,682)
Net interest income	13,593	13,367	226
Provision for loan losses	(362)	1,341	(1,703)
Net interest income after provision for loan losses	13,955	12,026	1,929
Noninterest income	5,441	6,412	(971)
Noninterest expenses	14,722	14,401	321
Income before income taxes	4,674	4,037	637
Income tax expense	1,127	890	237
Net income	$3,547	$3,147	$400
Less preferred stock dividends and discount accretion	487	480	7
Net income available to common shareholders	$3,060	$2,667	$393

Basic and diluted net income per common share	$.41	$.36	$.05

Weighted average common shares outstanding – basic and diluted	7,473	7,454	19
Return on average assets	.79%	.68%	11 bp
Return on average equity	8.30%	7.75%	55 bp

bp = basis points.

Net Interest Income

The overall interest rate environment at June 30, 2013, as measured by the Treasury yield curve, remains at low levels in historical terms despite a spike in yields during the current quarter for the five and ten year maturity periods. Shorter-term yields for three and six-month maturities were relatively unchanged during the current quarter. For longer-term maturities, three year maturities increased 30 basis points while the five, ten, and thirty year maturity periods are up 63, 64, and 40 basis points, respectively. At June 30, 2013, the short-term federal funds target interest rate was between zero and 0.25%, unchanged since December 2008. The Federal Reserve Board has indicated an objective of holding short-term interest rates at exceptionally low levels until unemployment rates decline to a target of 6.5% and inflation remains within its long term goals. The national unemployment rate was 7.6% at the end of the second quarter 2013. The near historical low rate environment makes managing the Company’s net interest margin very challenging.

Net interest income was $13.6 million for the current quarter, an increase of $226 thousand or 1.7% compared to $13.4 million for the prior-year second quarter. The improvement was made up of lower interest expense of $1.7 million or 35.6%, partially offset by a decrease in interest income of $1.5 million or 8.0%. The Company’s overall cost of funds was 0.90% for the current quarter compared to 1.31% from a year ago. The decrease to interest income and interest expense is attributed to both rate and volume declines of interest earning assets and interest paying liabilities. Rate and volume declines are the result of an overall slow growing economy and related competitive pressures combined with the Company’s strategy of being more selective in pricing its loans and deposits in an effort to improve credit quality, net interest margin, overall profitability, and capital position. The Company is generally earning and paying less interest from its earning assets and funding sources as the average rates earned and paid have decreased. This includes repricing of variable and floating rate assets and liabilities that have reset to overall lower amounts since their previous repricing date as well as activity related to new earning assets and funding sources in a low interest rate environment. In periods when loan demand is low, available funds are invested in lower yielding investment securities or cash equivalents.

Interest income and interest expense related to nearly all categories of the Company’s earning assets and interest paying liabilities have declined in the quarterly comparison. The $1.5 million decrease from interest income in the comparison is primarily made up of lower interest from investment securities and loans of $854 thousand or 21.6% and $613 thousand or 4.3%, respectively. Interest income on taxable investment securities decreased $935 thousand or 27.5% due to both a 37 basis point decrease in yield and lower average balances outstanding of $82.1 million or 14.9%. Average taxable investment securities decreased from a year ago mainly due to a decline in long-term borrowings and deposits. Proceeds received from maturing or sold investment securities not needed to fund higher-earning loans have either been reinvested into nontaxable investment securities or used to manage liquidity, such as for deposit outflows or repayment of long-term debt obligations. A higher proportion of the reinvestment in securities is now directed to nontaxable issues. Interest income from nontaxable investment securities increased $81 thousand or 14.4% due mainly to an increase in volume. While the average yield on nontaxable investments decreased in the comparison, average balances have increased as the related tax equivalent yields are more attractive as well as fitting within overall asset/liability management strategies. The decrease in interest income from loans was driven primarily by lower average loan balances outstanding of $29.7 million or 2.8%, which is attributed primarily to a lack of high quality loan demand.

The $1.7 million decrease in interest expense resulted from a reduction of interest on deposits and long-term borrowings of $844 thousand or 35.6% and $833 thousand or 35.8%, which helped to lower the overall cost of funds to 0.90%. The decrease in interest expense on deposits is due to an $847 thousand or 39.3% reduction to interest on time deposits, which was driven downward as both volume and rates paid have declined. The Company has repriced higher-rate maturing time deposits downward to lower current market rates or allowed them to mature without renewal, as liquidity has been adequate. Average outstanding balances of time deposits were $513 million for the current quarter, a decrease of $84.3 million or 14.1% compared to a year earlier. The average rate paid on time deposits was 1.0% and 1.5% for the current and year-ago periods, respectively.

Interest expense on borrowings decreased $838 thousand or 35.6%, driven by an $833 thousand or 35.8% decrease from long-term borrowings. The decrease is due to a $53.3 million or 23.2% lower average balance outstanding related to long-term borrowings and a 68 basis point decrease in the average rate paid. The decrease in the average balance reflects a $50.0 million principal repayment during the fourth quarter of 2012 related to the Company’s 2007 balance sheet leverage transaction. The average rate paid on long-term borrowings decreased in the comparison mainly due to the repricing of $23.2 million of 6.60% fixed rate borrowings to a floating interest rate of three-month LIBOR plus 132 basis points, which occurred during the fourth quarter of 2012.

The net interest margin on a taxable equivalent basis increased 19 basis points to 3.40% for the current quarter compared to 3.21% for the same quarter of 2012. The increase in net interest margin was driven by a 23 basis point increase in the spread between the average rate earned on earning assets and the average rate paid on interest bearing liabilities to 3.23% from 3.00%. The increase in spread was driven by a 41 basis point decrease in the overall cost of funds, which more than offset an 18 basis point decline in the overall yield on earning assets. The Company expects its net interest margin to remain relatively flat or trend downward in the near term according to internal modeling using expectations about future market interest rates, the maturity structure of the Company’s earning assets and liabilities, and other factors. Future results could be significantly different than expectations.

The following tables present an analysis of net interest income for the quarterly periods ended June 30.

Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential

Three Months Ended June 30,	2013			2012
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities
Taxable	$470,306	$2,459	2.10%	$552,384	$3,394	2.47%
Nontaxable[1]	110,238	954	3.47	88,962	827	3.74
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell	65,369	39	.24	48,299	28	.23
Loans[1,2,3]	1,012,267	13,610	5.39	1,041,927	14,293	5.52
Total earning assets	1,658,180	$17,062	4.13%	1,731,572	$18,542	4.31%
Allowance for loan losses	(23,364)			(27,072)
Total earning assets, net of allowance for loan losses	1,634,816			1,704,500
Nonearning Assets
Cash and due from banks	23,225			24,370
Premises and equipment, net	36,228			38,024
Other assets	108,359			99,260
Total assets	$1,802,628			$1,866,154
Interest Bearing Liabilities
Deposits
Interest bearing demand	$310,360	$57	.07%	$284,561	$61	.09%
Savings	328,199	158	.19	307,933	151	.20
Time	512,926	1,309	1.02	597,266	2,156	1.45
Federal funds purchased and other short-term borrowings	29,061	20	.28	26,394	25	.38
Securities sold under agreements to repurchase and other long-term borrowings	176,198	1,494	3.40	229,476	2,327	4.08
Total interest bearing liabilities	1,356,744	$3,038	.90%	1,445,630	$4,720	1.31%
Noninterest Bearing Liabilities
Demand deposits	246,950			232,518
Other liabilities	27,538			24,744
Total liabilities	1,631,232			1,702,892
Shareholders’ equity	171,396			163,262
Total liabilities and shareholders’ equity	$1,802,628			$1,866,154
Net interest income		14,024			13,822
TE basis adjustment		(431)			(455)
Net interest income		$13,593			$13,367
Net interest spread			3.23%			3.00%
Impact of noninterest bearing sources of funds			.17			.21
Net interest margin			3.40%			3.21%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

2Loan balances include principal balances on nonaccrual loans.

3Loan fees included in interest income amounted to $288 thousand and $435 thousand in 2013 and 2012, respectively.

Analysis of Changes in Net Interest Income (tax equivalent basis)

(In thousands)	Variance	Variance Attributed to
Three Months Ended June 30,	2013/2012[1]	Volume	Rate

Interest Income
Taxable investment securities	$(935)	$(466)	$(469)
Nontaxable investment securities[2]	127	466	(339)
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell	11	10	1
Loans[2]	(683)	(374)	(309)
Total interest income	(1,480)	(364)	(1,116)
Interest Expense
Interest bearing demand deposits	(4)	32	(36)
Savings deposits	7	39	(32)
Time deposits	(847)	(273)	(574)
Federal funds purchased and other short-term borrowings	(5)	13	(18)
Securities sold under agreements to repurchase and other long-term borrowings	(833)	(485)	(348)
Total interest expense	(1,682)	(674)	(1,008)
Net interest income	$202	$310	$(108)
Percentage change	100.0%	153.5%	(53.5)%

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

The Company recorded a credit to the provision for loan losses in the amount of $362 thousand in the second quarter of 2013, which represents a decrease of $1.7 million or 127% compared to a charge of $1.3 million for the prior year. The allowance for loan losses as a percentage of outstanding loans (net of unearned income) was 2.28% at June 30, 2013 compared to 2.43% and 2.61% at year-end 2012 and June 30, 2102, respectively. The decrease in the provision for loan losses is attributed to improving trends in the credit quality of the loan portfolio and a smaller loan portfolio. Historical loss rates have also improved as lower recent charge-off activity has replaced higher levels that spiked upward toward the early part of the Company’s rolling three year look-back period used when evaluating the allowance for loan losses. Further information about improvements in the Company’s overall credit quality is included under the captions “Allowance for Loan Losses” and “Nonperforming Loans” that follows.

Net charge-offs were $258 thousand for the current quarter, a decrease of $1.0 million or 79.9% when compared to $1.3 million a year ago. On an annualized basis, quarterly net charge-offs were 0.10% of average loans outstanding for the quarter ended June 30, 2013 compared to 0.49% for the second quarter a year earlier.

Noninterest Income

The components of noninterest income are as follows for the periods indicated:

Three Months Ended June 30, (In thousands)	2013	2012	Increase (Decrease)
Service charges and fees on deposits	$2,018	$2,015	$3
Allotment processing fees	1,241	1,332	(91)
Other service charges, commissions, and fees	1,264	1,136	128
Trust income	470	473	(3)
Investment securities (losses) gains, net	(60)	685	(745)
Gain on sale of mortgage loans, net	292	451	(159)
Income from company-owned life insurance	232	228	4
Other	(16)	92	(108)
Total noninterest income	$5,441	$6,412	$(971)

The $971 thousand or 15.1% decrease in noninterest income was driven mainly by a lower net gain from the sale of investment securities of $745 thousand or 109%. The $60 thousand net loss for the current quarter is mainly attributed to a single municipal bond that was called by the issuer in the current quarter. The issuer of the bond participated in the Build America Bond (“BAB”) program, a federal government program whereby the U.S. Treasury pays a direct subsidy to the issuer a portion of interest costs of qualified bonds. Federal budget sequestration events during 2013 reduced the subsidy to the issuer, triggering an extraordinary redemption feature related to this bond. The bond had a carrying value in excess of its par value due to the unamortized premium. The issuer redeemed the bond at par value, which resulted in a loss. Given the current interest rate environment, the Company does not expect any of its remaining investments that are part of the BAB program to be called or refinanced prior to maturity that will result in a loss. The net gain recorded in the prior year is attributed to normal asset/liability management strategies, whereby the Company periodically sells investment securities to lock in gains, increase yield, restructure expected future cash flows, and/or enhance its capital position.

Net gains from the sale of mortgage loans decreased $159 thousand or 35.3% in the quarterly comparison as a result of a decline in sales volume of $11.4 million or 46.5%. The decrease in sales volume is attributed to a rise in market interest rates in the current period, which has slowed the demand for mortgage lending, combined with an upward spike in sales activity of the prior year. The prior year activity was fueled by an overall low interest rate environment, but which showed a temporary upward movement in rates that prompted many borrowers to refinance or purchase a home in anticipation that rates would rise further in the near term.

The $108 thousand decrease in other noninterest income was driven mainly by lower data processing fees of $58 thousand or 69.0% and is related to the winding down of the depository services contract with the Commonwealth of Kentucky, which terminated in June 2012. Total other noninterest income for the current quarter was negative due to a $57 thousand loss related to the Company’s equity interest in a low income tax credit partnership. Other service charges, commissions, and fees increased primarily from higher interchange fees of $99 thousand or 16.5%.

Noninterest Expense

The components of noninterest expense are as follows for the periods indicated:

Three Months Ended June 30, (In thousands)	2013	2012	Increase (Decrease)
Salaries and employee benefits	$7,231	$6,859	$372
Occupancy expenses, net	1,165	1,195	(30)
Equipment expenses	579	611	(32)
Data processing and communication expense	945	989	(44)
Bank franchise tax	610	620	(10)
Amortization of intangibles	135	253	(118)
Deposit insurance expense	497	685	(188)
Other real estate expenses, net	1,485	704	781
Legal expenses	178	507	(329)
Other	1,897	1,978	(81)
Total noninterest expense	$14,722	$14,401	$321

The $372 thousand or 5.4% increase in salaries and employee benefits is driven by a $284 thousand or 25.1% increase in benefit expenses primarily related to higher health insurance claims related to the Company’s self-funded insurance plan. Net other real estate expenses increased $781 thousand or 111% as a result of higher impairment charges of $388 thousand or 60.5% and increased operating costs of $268 thousand or 135%. Other real estate expenses for the quarter also include net gains on the sale of repossessed properties of $11 thousand compared to a net gain of $136 thousand for the prior year second quarter.

The $118 thousand or 46.6% decrease in amortization of intangible assets is attributed to actuarial determined reductions related to core deposit and customer relationship intangible assets arising from previous business acquisitions. Deposit insurance expense declined $188 thousand or 27.4% mainly from the improved risk rating by the Federal Deposit Insurance Corporation (“FDIC”) of one of the Company’s bank subsidiaries. The improved rating reduced the assessment rate applicable in determining the amount payable for deposit insurance. The $329 thousand or 64.9% decrease in legal expenses relates primarily to problem loans in the normal course of business. The prior year second quarter also includes $122 thousand related to registering the Company’s Series A preferred shares in preparation for their sale by the U.S. Treasury to third party investors.

Income Taxes

Income tax expense was $1.1 million for the current quarter, an increase of $237 thousand or 26.6% compared to $890 thousand for the same quarter of 2012. The effective income tax rates were 24.1% and 22.0% for the current and year-ago quarters, respectively. The taxable portion of total revenues has increased more in proportion to the nontaxable revenues.

First Six Months of 2013 Compared to First Six Months of 2012

The Company reported net income of $7.3 million for the first six months of 2013, an increase of $883 thousand compared with net income of $6.5 million for 2012. On a per common share basis, net income for the current six months was $.85, an increase of $.11 or 14.9% compared to $.74 reported for a year earlier. Selected income statement amounts and related data are presented in the table below.

(In thousands except per share data)
Six Months Ended June 30,	2013	2012	Increase (Decrease)
Interest income	$33,373	$36,497	$(3,124)
Interest expense	6,204	9,923	(3,719)
Net interest income	27,169	26,574	595
Provision for loan losses	(994)	2,318	(3,312)
Net interest income after provision for loan losses	28,163	24,256	3,907
Noninterest income	10,852	12,440	(1,588)
Noninterest expenses	29,231	28,994	237
Income before income taxes	9,784	7,702	2,082
Income tax expense	2,445	1,246	1,199
Net income	$7,339	$6,456	$883
Less preferred stock dividends and discount accretion	972	958	14
Net income available to common shareholders	$6,367	$5,498	$869

Basic and diluted net income per common share	$.85	$.74	$.11

Weighted average common shares outstanding – basic and diluted	7,471	7,450	21
Return on average assets	.82%	.69%	13 bp
Return on average equity	8.70%	8.05%	65 bp

bp = basis points.

Net Interest Income

Net interest income was $27.2 million for the first six months of 2013, an increase of $595 thousand or 2.2% compared to $26.6 million for the first six months of the prior year. The improvement was made up of lower interest expense of $3.7 million or 37.5%, partially offset by a decrease in interest income of $3.1 million or 8.6%. The Company’s overall cost of funds was 0.92% for the current quarter compared to 1.37% from a year ago. Similar to the quarterly comparison, the decrease to interest income and interest expense is attributed to both rate and volume declines of interest earning assets and interest paying liabilities. Rate and volume declines are the result of an overall slow growing economy and related competitive pressures combined with the Company’s strategy of being more selective in pricing its loans and deposits in an effort to improve credit quality, net interest margin, overall profitability, and capital position. The Company is generally earning and paying less interest from its earning assets and funding sources as the average rates earned and paid have decreased. This includes repricing of variable and floating rate assets and liabilities that have reset to overall lower amounts since their previous repricing date as well as activity related to new earning assets and funding sources in a low interest rate environment. In periods when loan demand is low, available funds are invested in lower yielding investment securities or cash equivalents.

Nearly all of the Company’s interest income and interest expense categories have declined in the six-month comparison. The $3.1 million decrease from interest income in the comparison is primarily made up of lower interest from investment securities and loans of $1.8 million or 22.0% and $1.4 million or 4.8%, respectively. Interest income on taxable investment securities decreased $1.9 million or 27.9% due to both a 42 basis point decrease in yield and lower average balances outstanding of $73.6 million or 13.4%. Average taxable investment securities decreased from a year ago mainly due to a decline in long-term borrowings and deposits. Proceeds received from maturing or sold investment securities not needed to fund higher-earning loans have either been reinvested into nontaxable investment securities or used to manage liquidity, such as for deposit outflows or repayment of long-term debt obligations. A higher proportion of the reinvestment in securities is now directed to nontaxable issues. Interest income from nontaxable investment securities increased $168 thousand or 15.4% due to an increase in volume. While the average yield on nontaxable investments decreased in the comparison, average balances have increased as the related tax equivalent yields are more attractive as well as fitting within overall asset/liability management strategies. The decrease in interest income from loans was driven primarily by lower average loan balances outstanding of $41.0 million or 3.9%, resulting primarily from a lack of high quality loan demand.

The $3.7 million decrease in interest expense resulted from a reduction of interest on deposits and long-term borrowings of $2.0 million or 38.5% and $1.7 million or 36.6%, which reduced the overall cost of funds to 0.92%. The decrease in interest expense on deposits was driven by a $2.0 million or 41.9% decline in interest on time deposits, which reflects both volume and rate declines. The Company has repriced higher-rate maturing time deposits downward to lower current market rates or allowed them to mature without renewal, as liquidity has been adequate. Average outstanding balances of time deposits were $521 million for the current period, a decrease of $93.8 million or 15.3% compared to a year ago. The average rate paid on time deposits was 1.1% and 1.6% for the current and prior year periods, respectively.

Interest expense on borrowings decreased $1.7 million or 36.4%, significantly all related to long-term borrowings. The decrease is due to a $54.6 million or 23.6% lower average balance outstanding related to long-term borrowings and a 68 basis point decrease in the average rate paid. The decrease in the average balance reflects a $50.0 million principal repayment during the fourth quarter of 2012 related to the Company’s 2007 balance sheet leverage transaction. The average rate paid on long-term borrowings decreased in the comparison mainly due to the repricing of $23.2 million of 6.60% fixed rate borrowings to a floating interest rate of three-month LIBOR plus 132 basis points, which occurred during the fourth quarter of 2012.

The net interest margin on a taxable equivalent basis was 3.41% for the first six months of 2013, an increase of 23 basis points from 3.18% for the same period of 2012. The spread between the average rate earned on earning assets and the average rate paid on interest bearing liabilities was 3.25% and 2.96% for 2013 and 2012, respectively. The increase in spread was driven by a 45 basis point decrease in the overall cost of funds, which offset a 16 basis point decline in the overall yield on earning assets. The Company expects its net interest margin to remain relatively flat or trend downward in the near term according to internal modeling using expectations about future market interest rates, the maturity structure of the Company’s earning assets and liabilities, and other factors. Future results could be significantly different than expectations.

The following tables present an analysis of net interest income for the six months ended June 30.

Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential

Six Months Ended June 30,	2013			2012
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities
Taxable	$473,963	$5,021	2.14%	$547,516	$6,960	2.56%
Nontaxable[1]	106,053	1,864	3.54	83,925	1,601	3.84
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell	63,624	74	.23	57,159	64	.23
Loans[1,2,3]	1,009,039	27,251	5.45	1,050,012	28,776	5.51
Total earning assets	1,652,679	$34,210	4.17%	1,738,612	$37,401	4.33%
Allowance for loan losses	(23,867)			(27,697)
Total earning assets, net of allowance for loan losses	1,628,812			1,710,915
Nonearning Assets
Cash and due from banks	23,763			24,449
Premises and equipment, net	36,183			38,260
Other assets	109,261			99,129
Total assets	$1,798,019			$1,872,753
Interest Bearing Liabilities
Deposits
Interest bearing demand	$305,014	$113	.07%	$280,208	$125	.09%
Savings	325,764	315	.19	304,640	309	.20
Time	521,011	2,759	1.07	614,773	4,745	1.55
Federal funds purchased and other short-term borrowings	27,397	39	.29	26,936	50	.37
Securities sold under agreements to repurchase and other long-term borrowings	176,521	2,978	3.40	231,145	4,694	4.08
Total interest bearing liabilities	1,355,707	$6,204	.92%	1,457,702	$9,923	1.37%
Noninterest Bearing Liabilities
Demand deposits	245,101			228,651
Other liabilities	27,007			25,069
Total liabilities	1,627,815			1,711,422
Shareholders’ equity	170,204			161,331
Total liabilities and shareholders’ equity	$1,798,019			$1,872,753
Net interest income		28,006			27,478
TE basis adjustment		(837)			(904)
Net interest income		$27,169			$26,574
Net interest spread			3.25%			2.96%
Impact of noninterest bearing sources of funds			.16			.22
Net interest margin			3.41%			3.18%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

2Loan balances include principal balances on nonaccrual loans.

3Loan fees included in interest income amounted to $762 thousand and $696 thousand in 2013 and 2012, respectively.

Analysis of Changes in Net Interest Income (tax equivalent basis)

(In thousands)	Variance	Variance Attributed to
Six Months Ended June 30,	2013/2012[1]	Volume	Rate

Interest Income
Taxable investment securities	$(1,939)	$(873)	$(1,066)
Nontaxable investment securities[2]	263	592	(329)
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell	10	10	-
Loans[2]	(1,525)	(1,192)	(333)
Total interest income	(3,191)	(1,463)	(1,728)
Interest Expense
Interest bearing demand deposits	(12)	28	(40)
Savings deposits	6	38	(32)
Time deposits	(1,986)	(655)	(1,331)
Federal funds purchased and other short-term borrowings	(11)	3	(14)
Securities sold under agreements to repurchase and other long-term borrowings	(1,716)	(1,006)	(710)
Total interest expense	(3,719)	(1,592)	(2,127)
Net interest income	$528	$129	$399
Percentage change	100.0%	24.4%	75.6%

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.

2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Provision for Loan Losses

The Company recorded a credit to the provision for loan losses in the amount of $994 thousand in the current six months compared to a charge of $2.3 million for the prior year. The allowance for loan losses as a percentage of outstanding loans (net of unearned income) was 2.28% at June 30, 2013 compared to 2.43% and 2.61% at year-end 2012 and June 30, 2102, respectively. The decrease in the provision for loan losses is attributed to improving trends in the credit quality of the loan portfolio and a smaller loan portfolio. Historical loss rates have declined as lower recent charge-off activity has replaced the higher levels that had been included in the early part of the Company’s rolling three year look-back period used when evaluating the allowance for loan losses. Further information about improvements in the Company’s overall credit quality is included under the captions “Allowance for Loan Losses” and “Nonperforming Loans” that follows.

Net charge-offs were $508 thousand for the current six months, a decrease of $3.0 million or 85.4% compared to $3.5 million the first six months of 2012. On an annualized basis, net charge-offs were 0.10% of average loans outstanding for the current six months compared to 0.66% for the first six months of 2012.

 Noninterest Income

The components of noninterest income are as follows for the periods indicated:

Six Months Ended June 30, (In thousands)	2013	2012	Increase (Decrease)
Service charges and fees on deposits	$3,978	$4,018	$(40)
Allotment processing fees	2,507	2,628	(121)
Other service charges, commissions, and fees	2,456	2,228	228
Trust income	954	935	19
Investment securities (losses) gains, net	(60)	688	(748)
Gain on sale of mortgage loans, net	631	761	(130)
Income from company-owned life insurance	472	988	(516)
Other	(86)	194	(280)
Total noninterest income	$10,852	$12,440	$(1,588)

The decrease in total noninterest income was driven by a lower net gain from the sale of investment securities of $748 thousand or 109% and a reduction from company-owned life insurance of $516 thousand or 52.2%. The $60 thousand net loss for 2013 is mainly attributed to a single municipal bond where the issuer participated in the BAB program. The bond, purchased at a premium, was called at par value by the issuer under terms of an extraordinary redemption feature. The net gain recorded in the prior year is attributed to normal asset/liability management strategies, whereby the Company periodically sells investment securities to lock in gains, increase yield, restructure expected future cash flows, and/or enhance its capital position. Income from company-owned life insurance decreased mainly because the prior year includes a nonrecurring gain in the amount of $529 thousand related to death benefit proceeds.

The $280 thousand or 144% decrease in other noninterest income is mainly due to a $119 thousand or 70.8% decrease in data processing fees and an $81 thousand or 72.1% higher loss related to the Company’s equity interest in a low income tax credit partnership. The decline in data processing fees is attributed to the winding down of the depository services contract with the Commonwealth of Kentucky, which terminated in June 2012. Net gains from the sale of mortgage loans decreased $130 thousand or 17.1% in the comparison due to a decline in sales volume of $8.0 million or 21.3%. The decrease in sales volume is attributed to higher market interest rates in the current period, which has slowed the demand for mortgage lending, combined with an upward spike in sales activity of the prior year. The prior year activity was fueled by an overall low interest rate environment, but which showed a temporary upward movement in rates that prompted many borrowers to refinance or purchase a home in anticipation that rates would rise further in the near term.

Other service charges, commissions, and fees increased $228 thousand or 10.2% primarily due to higher interchange fees of $126 thousand or 10.7%.

Noninterest Expense

The components of noninterest expense are as follows for the periods indicated:

Six Months Ended June 30, (In thousands)	2013	2012	Increase (Decrease)
Salaries and employee benefits	$14,555	$13,980	$575
Occupancy expenses, net	2,331	2,371	(40)
Equipment expenses	1,141	1,181	(40)
Data processing and communication expense	2,043	2,152	(109)
Bank franchise tax	1,200	1,188	12
Amortization of intangibles	270	507	(237)
Deposit insurance expense	1,139	1,372	(233)
Other real estate expenses, net	2,377	1,666	711
Legal expenses	366	738	(372)
Other	3,809	3,839	(30)
Total noninterest expense	$29,231	$28,994	$237

Net other real estate expenses increased $711 thousand or 42.7%, driven by higher impairment charges of $912 thousand or 79.3% to adjust the carrying value down to estimated fair value less costs to sell. Other real estate expenses also include net gains on the sale of repossessed properties of $280 thousand compared to a net loss of $106 thousand for the prior year. The $575 thousand or 4.1% increase in salaries and employee benefits is driven by a $352 thousand or 14.6% increase in benefit expenses primarily related to higher health insurance claims related to the Company’s self-funded insurance plan.

The $372 thousand or 50.4% decrease in legal expenses relates primarily to problem loans in the normal course of business. The prior year also includes $122 thousand related to registering the Company’s Series A preferred shares in order for them to be sold by the U.S. Treasury to third party investors. The $237 thousand or 46.7% decline in intangible asset amortization is the result of actuarial determined reductions related to core deposit and customer relationship intangible assets arising from previous business acquisitions. Deposit insurance expense decreased mainly from the improved risk rating by the FDIC of one of the Company’s bank subsidiaries, which reduced the assessment rate applicable in determining the amount payable for deposit insurance. The $109 thousand or 5.1% decrease in data processing and communications expenses is attributed both to cost savings related to an agreement the Company announced during the first quarter of 2012 to reduce its debit card processing expenses and to cost reductions associated with the termination of the Company’s depository services contract with the Commonwealth of Kentucky.

Income Taxes

Income tax expense was $2.4 million for the first six months of 2013, an increase of $1.2 million or 96.2% compared to $1.2 million for a year earlier. The effective income tax rates were 25.0% and 16.2% for 2013 and 2012, respectively. The increase in income tax expense and the effective tax rate for 2013 is attributed primarily to a combination of lower tax credits and the relative amount of tax-free income to total income. Tax credits that have been utilized by the Company over a number of years related to Qualified Zone Academy Bonds were fully exhausted during 2012. The taxable portion of total revenues has increased more in proportion to the nontaxable revenues.

FINANCIAL CONDITION

Total assets were $1.8 billion at June 30, 2013, a decrease of $9.6 million or 0.5% from year-end 2012. Investment securities and other real estate owned decreased $11.6 million or 2.0% and $6.1 million or 11.6%, respectively. Other assets were up $5.0 million or 12.8%, driven by a $5.8 million or 36.9% increase in deferred income taxes.

The decrease in investment securities was driven by a decline in the unrealized gain on available for sale securities in the amount of $17.3 million or 119%, partially offset by net purchases of $8.5 million. The decrease in the value of the available for sale investment securities portfolio is attributed to an overall increase in market interest rates that occurred during the second quarter. The decrease in other real estate owned was driven by the sale of repossessed properties with an aggregate recorded investment of $9.3 million. Additions of new repossessed properties totaled $5.3 million and impairment charges were $2.1 million.

Total liabilities were $1.6 billion at June 30, 2013, a decrease of $5.2 million or 0.3% compared to December 31, 2012. The decrease in total liabilities is attributed to an $8.3 million or 0.6% decline in total deposits, driven primarily by lower outstanding balances of time deposits. Borrowed funds increased $2.6 million due to higher short-term borrowings.

Shareholders’ equity was $164 million at June 30, 2013, a decrease of $4.5 million or 2.7% compared to $168 million at year-end 2012. The decrease in shareholders’ equity was driven by the after-tax decrease in the unrealized gain on investment securities in the amount of $11.2 million, of which $10.3 million occurred during the second quarter and is attributed to a rise in longer-term market interest rates. Net income added $7.3 million to shareholders’ equity during the period.

Temporary Investments

Temporary investments consist of interest bearing deposits in other banks and federal funds sold and securities purchased under agreements to resell. The Company uses these funds in the management of liquidity and interest rate sensitivity or as a short-term holding prior to subsequent movement into other investments with higher yields or for other purposes. At June 30, 2013, temporary investments were $68.1 million, relatively unchanged compared to $68.4 million at year-end 2012.

Investment Securities

The investment securities portfolio is comprised primarily of residential mortgage-backed securities, tax-exempt securities of states and political subdivisions, and debt securities issued by U.S. government-sponsored agencies. Substantially all of the Company’s investment securities are designated as available for sale. Proceeds received from maturing or called investment securities not needed to fund higher-earning loans are either reinvested in similar investments or used to manage liquidity, such as for deposit outflows or other payment obligations. Total investment securities had a carrying amount of $562 million at June 30, 2013, a decrease of $11.6 million or 2.0% compared to $574 million at year-end 2012.

The decrease in investment securities was driven by a decline in the unrealized gain on available for sale securities in the amount of $17.3 million or 119%, partially offset by net purchases of $8.5 million. The decrease in the value of the available for sale securities portfolio is attributed to a general shift downward in bond prices, particularly for the 5-10 year maturity periods. Lower bond prices are primarily the result of the market’s response to changing perceptions about monetary tightening by the Federal Reserve through its level and timing of bond purchasing activity. The resulting higher rates also increased volatility, furthering the price declines. As market interest rates increase, the value of fixed rate investments decreases.

At June 30, 2013, investment securities include $5.9 million amortized cost amounts of single-issuer trust preferred capital securities of a U.S. based global financial services firm with an estimated fair value of $4.8 million. This represents a decrease in fair value of $230 thousand or 4.6% compared to $5.0 million at year-end 2012. These securities experienced recent high price points during the first and second quarters of 2013 before declining by a total of $447 thousand or 8.6% during the second quarter.

The Company’s investment in the single-issuer trust preferred capital securities continues to perform according to contractual terms and the issuer of these securities is rated as investment grade by major rating agencies. The issuer of the securities announced in the first quarter of 2013 that it had passed stringent regulatory stress testing and received regulatory approval to both increase per share common dividend payments and increase its equity repurchase program. The Company does not intend to sell its investment in these securities, nor does the Company believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company believes these securities are not impaired due to reasons of credit quality or other factors, but rather the unrealized loss is primarily attributed to general uncertainties in both international and domestic economies and continuing market volatility. The Company believes that it will collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will continue to recover as they approach their maturity dates.

Loans

Loans, net of unearned income, were unchanged from the year-end 2012 amount of $1.0 billion. While the Company continues its efforts to strengthen customer relationships and business development initiatives, high quality loan demand remains soft. The Company continues to take a measured and cautious approach to loan originations as it works to reduce high levels of nonperforming assets in a slow growth economy. Although overall loans were unchanged compared to the prior year-end, nonperforming loans decreased $6.4 million or 11.8% during the same time period.

The composition of the loan portfolio, net of unearned income, is summarized in the table below.

	June 30, 2013		December 31, 2012
(Dollars in thousands)	Amount	%	Amount	%

Commercial, financial, and agriculture	$89,010	8.9%	$87,440	8.7%
Real estate – construction and land development	103,766	10.3	102,454	10.2
Real estate mortgage - residential	371,790	37.0	368,762	36.7
Real estate mortgage - farmland and other commercial enterprises	422,247	42.0	425,477	42.3
Installment	16,322	1.6	18,247	1.8
Lease financing	1,631	.2	2,615	.3
Total	$1,004,766	100.0%	$1,004,995	100.0%

On an average basis, loans represented 61.1% of earning assets for the current six month period, an increase of 94 basis points compared to 60.1% for the year 2012. The low level of loans as a percentage of earning assets is a reflection of the overall lack of high quality loan demand for which the Company desires. As loan demand fluctuates, available funds are reallocated between loans and temporary investments or investment securities, which typically involve a decrease in credit risk and lower yields.

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

The allowance for loan losses and the related provision for loan losses generally fluctuate as the relative level of nonperforming and impaired loans vary. However, other factors impact the amount of the allowance for loan losses such as the Company’s historical loss experience, the borrowers’ financial condition, general economic conditions, and other risk factors as described in greater detail in the Company’s most recent annual report on Form 10-K.

The allowance for loan losses was $22.9 million or 2.28% of outstanding loans (net of unearned income) at June 30, 2013. This compares to $24.4 million or 2.43% of net loans outstanding at year-end 2012. The decrease in the allowance as a percentage of net loans outstanding from year-end 2012 is the result of a low level of net charge-offs and a credit to the provision for loan losses of $994 thousand. As a percentage of nonperforming loans, the allowance for loan losses was 48.3% at June 30, 2013, up 292 basis points compared to 45.4% at year-end 2012.

The overall trend in the credit quality of the loan portfolio has improved during 2013. Certain credit quality measures are included in the table that follows.

(Dollars in thousands)	June 30, 2013	December 31, 2012	Increase (Decrease)	Percentage Change
Nonperforming loans	$47,497	$53,860	$(6,363)	(11.8)%
Loans past due 30-89 days and still accruing	7,831	5,140	2,691	52.4
Loans graded substandard or below	82,442	90,855	(8,413)	(9.3)
Impaired loans	61,490	63,889	(2,399)	(3.8)
Loans, net of unearned income	1,004,766	1,004,995	(229)	0.0

The decrease in the allowance for loan losses from year-end 2012 is mainly the result of an improvement in the historical loss rates and current risk factors applied to the general portion of the loan portfolio. This improvement offset a higher specific reserve allocation on individually identified impaired loans of $201 thousand or 3.9%. Historical loss rates have improved as lower recent charge-off activity has replaced the higher levels that had been included in the early part of the Company’s rolling three year look-back period used in its allowance for loan losses methodology. The decrease in historical loss rates and charge-off activity relate primarily to stabilization in the value of real estate, which serves as collateral for nearly 90% of the Company’s loan portfolio. The rapid declines in real estate values experienced beginning in 2008 and continuing through 2011 have leveled off, and the allowance for loan losses reflects this improvement.

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

Nonperforming loans were $47.5 million at June 30, 2013, a decrease of $6.4 million or 11.8% compared to $53.9 million at year-end 2012. While nonperforming loan totals have shown improvement, the high level that still exists is a result of the ongoing weaknesses of a slow growth economy, which continues to strain many of the Company’s customers. Nonperforming loans at June 30, 2013 and December 31, 2012, presented by loan class, are summarized in the table that follows.

Nonperforming Loans

(In thousands)	June 30, 2013	December 31, 2012
Nonaccrual Loans
Real Estate:
Real estate - construction and land development	$6,482	$7,700
Real estate mortgage - residential	4,863	6,025
Real estate mortgage - farmland and other commercial enterprises	9,665	12,878
Commercial:
Commercial and industrial	204	649
Lease financing	41	53
Consumer:
Secured	4	9
Unsecured	-	94
Total nonaccrual loans	$21,259	$27,408

Restructured Loans
Real Estate:
Real estate - construction and land development	$6,666	$8,736
Real estate mortgage - residential	2,947	634
Real estate mortgage - farmland and other commercial enterprises	16,573	16,940
Commercial:
Commercial and industrial	13	-
Consumer:
Unsecured	39	39
Total restructured loans	$26,238	$26,349

Past Due 90 Days or More and Still Accruing
Real Estate:
Real estate mortgage - farmland and other commercial enterprises	$-	$103
Total past due 90 days or more and still accruing	$-	$103

Total nonperforming loans	$47,497	$53,860

Ratio of total nonperforming loans to total loans (net of unearned income)	4.7%	5.4%

The most significant components of nonperforming loans include nonaccrual and restructured loans. Activity during 2013 related to these two components was as follows:

(In thousands)	Nonaccrual Loans	Restructured Loans
Balance at December 31, 2012	$27,408	$26,349
Loans placed on nonaccrual status	3,522	-
Loans restructured	-	323
Principal paydowns	(4,213)	(434)
Transfers to performing status	(56)	-
Transfers to other real estate owned	(4,819)	-
Charge-offs	(583)	-
Balance at June 30, 2013	$21,259	$26,238

The Company’s comprehensive risk-grading and loan review program includes a review of loans to assess risk and assign a grade to those loans, a review of delinquencies, and an assessment of loans for needed charge-offs or placement on nonaccrual status. The Company had loans in the amount of $101 million and $102 million at June 30, 2013 and year-end 2012, respectively, which were performing but considered potential problem loans and are not included in the nonperforming loan totals in the tables above. These loans, however, are considered in establishing an appropriate allowance for loan losses. The balance outstanding for potential problem credits is mainly a result of ongoing weaknesses in the overall economy that continue to strain many of the Company’s customers. Potential problem loans include a variety of borrowers and are secured primarily by various types of real estate including commercial, construction properties, and residential real estate developments. The five largest potential problem credits were $16.4 million and $16.6 million in the aggregate at June 30, 2013 and year-end 2012, respectively.

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

Other Real Estate

Other real estate owned (“OREO”) includes real estate properties acquired by the Company through, or in lieu of, actual foreclosure. At June 30, 2013, OREO was $46.5 million, a decrease of $6.1 million or 11.6% compared to $52.6 million at year-end 2012. OREO activity for 2013 was as follows:

(In thousands)	Amount
Balance at December 31, 2012	$52,562
Transfers from loans	5,279
Proceeds from sales	(9,619)
Gain on sales, net	280
Write downs and other decreases, net	(2,037)
Balance at June 30, 2013	$46,465

The decrease in OREO was driven primarily by the sale of seven larger-balance properties having an aggregate recorded investment of $5.2 million. This includes three real estate development projects totaling $3.4 million, two commercial real estate properties totaling $1.2 million, and one residential real estate property of $682 thousand.

Deposits

A summary of the Company’s deposits are as follows for the periods indicated.

	End of Period			Average
(In thousands)	June 30, 2013	December 31, 2012	Increase (Decrease)	Six Months June 30, 2013	Twelve Months December 31, 2012	Increase (Decrease)
Noninterest Bearing	$253,938	$254,912	$(974)	$245,101	$238,443	$6,658

Interest Bearing
Demand	312,092	296,931	15,161	305,014	281,076	23,938
Savings	327,408	318,302	9,106	325,764	311,724	14,040
Time	509,077	540,665	(31,588)	521,011	588,544	(67,533)
Total interest bearing	1,148,577	1,155,898	(7,321)	1,151,789	1,181,344	(29,555)

Total Deposits	$1,402,515	$1,410,810	$(8,295)	$1,396,890	$1,419,787	$(22,897)

The decrease in total end of period deposits was driven by lower time deposits of $31.6 million or 5.8%. The decrease in time deposits is a result of the Company’s overall liquidity position and reflects a strategy to lower the overall cost of funds, mainly by allowing higher-rate certificates of deposit to roll off or reprice at significantly lower interest rates. Many of those balances have been rolled into either interest bearing or noninterest bearing demand accounts by the customer. As rates have decreased throughout the deposit portfolio, many customers have opted to transfer funds from maturing time deposits or investments from other sources into short-term demand or savings accounts. The Company has not sought out or accepted brokered deposits in the past nor does it have plans to do so in the future.

Borrowed Funds

Total borrowed funds were $205 million at June 30, 2013, up $2.6 million or 1.3% from year-end 2012. Long-term borrowings decreased $2.1 million or 1.2% due to principal repayments related to scheduled maturities of federal home loan bank borrowings. Short-term borrowings increased $4.7 million or 19.6%. Short-term borrowings primarily represent repurchase agreements entered into with commercial depositors and, to a lesser extent, federal funds purchased through relationships with downstream correspondent banks.

LIQUIDITY

The primary source of funds for the Parent Company is the receipt of dividends from its subsidiary banks, cash balances maintained, and borrowings from nonaffiliated sources. Payment of dividends by the Company’s subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. In addition, United Bank & Trust Company (“United Bank”) and Citizens Bank of Northern Kentucky, Inc. (“Citizens Northern”) each must obtain regulatory approval to declare or pay dividends to the Parent Company as a result of increased capital required in connection with prior regulatory exams. Capital ratios at each of the Company’s four subsidiary banks exceed regulatory established “well-capitalized” status at June 30, 2013 under the prompt corrective action regulatory framework; however, United Bank and Citizens Northern are required to maintain capital ratios at higher levels as outlined in their regulatory agreements.

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

The Parent Company had cash balances of $31.6 million at June 30, 2013, an increase of $6.9 million or 27.7% from $24.8 million at year-end 2012. Significant cash receipts of the Parent Company for the first six months of 2013 include dividend payments from its bank subsidiaries of $8.4 million and management fees from subsidiaries of $1.9 million. Significant cash payments by the Parent Company for the same period include $1.2 million for salaries, payroll taxes, and employee benefits and $750 thousand for the payment of dividends on its outstanding preferred stock.

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

As of June 30, 2013, the Company had $232 million of additional borrowing capacity under various FHLB, federal funds, and other borrowing agreements. However, there is no guarantee that these sources of funds will continue to be available to the Company, or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in the Company’s liquidity from these sources. The Company’s borrowing capacity has increased $13.7 million or 6.3% since year-end 2012 primarily as a result of additional amounts available from the FHLB.

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

Liquid assets consist of cash, cash equivalents, and available for sale investment securities. At June 30, 2013, consolidated liquid assets were $659 million, a decrease of $9.9 million or 1.5% from year-end 2012. The decrease in liquid assets was driven primarily by the decrease in investment securities of $11.6 million or 2.0%. The Company’s liquidity position remains elevated mainly as a result of the Company’s overall net funding position and weak loan demand. The overall funding position of the Company changes as loan demand, deposit levels, and other sources and uses of funds fluctuate.

Net cash provided by operating activities was $13.6 million for the first six months of 2013, an increase of $1.3 million or 10.3% compared to $12.4 million a year earlier. Net cash used in investing activities was $5.6 million for 2013 compared to an overall net inflow of $7.9 million for 2012. This represents a change of $13.5 million and is due primarily to loan and investment securities activity. For loans, the Company had net origination activity of $2.7 million for the first six months of 2013 as a result of an increase in loan demand during the first quarter. For 2012, net principal collections were $21.8 million as paydowns exceeded origination activity. For investment securities, the Company had net cash outflows of $8.5 million for 2013 compared to $19.7 million for a year earlier. Net cash outflows for investment securities represent purchases made during the period, net of proceeds from sales, maturities, and calls. Net purchases of investment securities were higher in the prior year and correlate to the overall decrease in loans during 2012 and investing excess cash into higher yielding investment securities.

Net cash used in financing activities was $6.3 million for the first six months of 2013, a decrease of $37.2 million or 85.4% compared to $43.6 million for 2012. The decrease in net cash used in financing activities relates primarily to deposit and borrowing activity. For 2013, net outflows related to lower deposits were $8.3 million compared to $27.6 million for 2012. The Company received net cash of $4.7 million from short-term borrowings sources in 2013 compared to a net repayment of $5.0 million for 2012. For long-term borrowings, net principal repayments of $2.1 million were made for 2013 compared to $10.2 million for 2012.

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

CAPITAL RESOURCES

Shareholders’ equity was $164 million on June 30, 2013, a decrease of $4.5 million or 2.7% compared to $168 million at year-end 2012. The decrease is attributed mainly to the after-tax unrealized loss on the available for sale investment securities portfolio of $11.2 million and dividends on preferred stock of $750 thousand, partially offset by net income of $7.3 million. The decrease in the value of the available for sale securities portfolio occurred primarily during the second quarter, and is attributed to a general shift downward in bond prices. Lower bond prices are primarily the result of the market’s response to changing perceptions about monetary tightening by the Federal Reserve through its level and timing of bond purchasing activity. The resulting higher rates also increased volatility, furthering the price declines. As market interest rates increase, the value of fixed rate investments decreases.

On January 9, 2009, the Company issued 30 thousand shares of Series A, no par value cumulative perpetual preferred stock. The Series A preferred shares pay a cumulative cash dividend quarterly at 5% per annum during the first five years the preferred shares are outstanding and reset to 9% thereafter if not redeemed. The Company’s goal is to repurchase the preferred shares either in whole or in part prior to the dividend rate resetting to 9%, using internally generated cash flows for the potential repurchase. Redemption of the preferred shares is subject to approval by the Company’s banking regulators. While the Company may have sufficient funds to redeem part or all of the outstanding preferred shares prior to the dividend reset date in 2014, it is unlikely that banking regulators will grant approval until further progress is made under the current regulatory agreements in place at two of its bank subsidiaries. The amount of outstanding preferred shares redeemed, if any, will be determined by the level of funds available and both near and long term projections of liquidity and operating needs.

The Parent Company is under no directive by its regulators to raise any additional capital, although it periodically evaluates potential capital raising scenarios. However, no determination has been made as to if or when a capital raise will be completed. Net proceeds from a potential sale of securities could be used for any corporate purpose determined by the Company’s board of directors.

At June 30, 2013, the Company’s tangible capital ratio was 9.04%, a decrease of 19 basis points compared to 9.23% at year-end 2012. The tangible capital ratio is defined as tangible equity as a percentage of tangible assets and excludes intangible assets. The decrease in the tangible capital ratio was driven by the $11.2 million after-tax decrease in the unrealized loss on the available for sale investment securities portfolio. Tangible common equity to tangible assets, which further excludes outstanding preferred stock, was 7.39% and 7.59% at June 30, 2013 and year-end 2012, respectively. This represents a decrease of 20 basis points in the comparison and was also driven by the after-tax decrease in the unrealized loss on the available for sale investment securities portfolio.

Consistent with the objective of operating a sound financial organization, the Company’s goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios and the regulatory minimums are as follows as of the dates indicated.

	June 30, 2013			December 31, 2012
	Tier 1 Risk-based Capital[1]	Total Risk-based Capital[1]	Tier 1 Leverage[2]	Tier 1 Risk-based Capital[1]	Total Risk-based Capital[1]	Tier 1 Leverage[2]
Consolidated	18.26%	19.52%	11.53%	18.27%	19.53%	11.24%

Farmers Bank & Capital Trust Company	17.53	18.79	9.85	17.94	19.20	9.68
United Bank[3]	14.90	16.17	9.47	15.41	16.69	9.45
First Citizens Bank	13.26	14.04	9.01	13.57	14.46	9.42
Citizens Northern[3]	13.08	14.33	9.67	12.97	14.22	9.36

Regulatory minimum	4.00	8.00	4.00	4.00	8.00	4.00
Well-capitalized status	6.00	10.00	5.00	6.00	10.00	5.00

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

3See Note 11 to the Company’s unaudited condensed consolidated financial statements included as part of this Form 10-Q for minimum capital ratios required as part of the banks regulatory agreement.

Regulatory Agreements

The Parent Company, United Bank, and Citizens Northern are each a party to supervisory agreements with their primary banking regulator. These agreements are summarized in Note 11 to the unaudited condensed consolidated financial statements of this Form 10-Q. These agreements are also discussed in significantly greater detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 under the caption “Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The agreement entered into during 2009 between Farmers Bank & Capital Trust Company and its primarily regulator was terminated during the first quarter 2013 as a result of satisfactory compliance.

There have been no changes to the regulatory agreements during 2013 applicable to the Parent Company and United Bank. The Memorandum of Understanding (“Memorandum”) entered into by Citizens Northern with its banking regulators during 2010 was terminated in July 2013 upon the issuance of an updated Memorandum. Requirements of the updated Memorandum are detailed below. The Company believes it is adequately addressing all issues of the regulatory agreements to which it is subject and is in compliance with those agreements. However, only the respective regulatory agencies can determine if compliance with the applicable regulatory agreements has been met. Regulators continue to monitor the Company’s progress and compliance with the agreements through periodic on-site examinations, regular communications, and quarterly data analysis. The results of these examinations and communications show satisfactory progress toward meeting the requirements included in the regulatory agreements.

The Parent Company maintains cash available to fund a certain amount of additional injections of capital to its bank subsidiaries if required by its regulators. If needed, further amounts in excess of available cash may be funded by future public or private sales of securities, although the Parent Company is currently under no directive by its regulators to raise any additional capital.

Citizens Northern. The Kentucky Department of Financial Institutions (“KDFI”) and the Federal Deposit Insurance Corporation (“FDIC”) entered into a Memorandum with Citizens Northern on September 8, 2010. That Memorandum was terminated July 7, 2013 upon the issuance of an updated Memorandum. The new Memorandum includes a few new items in addition to the items from the first Memorandum. The required minimum Tier I Leverage ratio has been increased from 8.0% up to 9.0%. At June 30, 2013, Citizens Northern had a Tier I Leverage ratio of 9.67% and a Total Risk-based Capital ratio of 14.33%.

In addition to the above capital requirement, under the Memorandum Citizens Northern agreed to:

1.

have and retain qualified management, with particular emphasis on its loan administration and collection needs. Every member of management shall have the qualifications and experience commensurate with his or her duties and responsibilities. The qualifications of management shall be assessed on management’s ability to:

a)	Affect reasonable improvements to the condition of the institution, including improvements in asset quality and earnings;
b)	Comply with applicable laws rules, regulations, and regulatory policies; and
c)	Comply with the requirements of this Memorandum;
2.

within 60 days from the date of this memorandum, to formulate, adopt and submit to the Regional Director and the Commissioner for review and comment a written plan of action to lessen the risk position in each asset which was classified “Substandard” in the most recent examination, and which aggregated $250,000 or more. Such plan shall include:

a)	dollar levels to which it will strive to reduce each line of credit within six and twelve months from the effective date of this Memorandum; and
b)	provisions for the submission of monthly written progress reports to its board of directors for review and notation in the board of director’s minutes;
3.	not extend any additional credit to, or for the benefit of, any borrower who is already obligated in any manner on any extension of credit (including any portion thereof) that:
a)	has been charged off or classified “Loss” in the most recent examination or in any subsequent review by consultants or by a regulatory body so long as such credit remains uncollected; or
b)

has been classified “Substandard” or “Doubtful” in the most recent examination, on the bank’s internal watch list, or in any subsequent review by its consultants, and is uncollected, unless the board of directors or loan committee has adopted, prior to such extension of credit, a detailed written statement giving reasons why such extension of credit is in the best interest of the bank. A copy of the statement, including a thorough financial analysis gauging the borrower’s financial condition and overall ability to service the existing and new debt, shall be placed in the appropriate loan file and shall be incorporated in the minutes of the applicable loan committee;

4.

within 60 days from the date of this Memorandum, take all steps necessary to correct the credit underwriting and administration weaknesses listed in the most recent examination. Corrective actions will include a revision of procedures for assessing borrower repayment capacity. The revised procedures will include obtaining and evaluating current financial information; considering delinquent property taxes; and incorporating material changes to the balance sheet accounts such as account receivables, inventories, fixed assets, and accounts payable into cash flow analyses for commercial borrowers;

5.

within 30 days from the date of this Memorandum, revise its Allowance for Loan and Lease Losses (ALLL) methodology consistent with the comments in the most recent examination. Ensure that when assessing impairment under Accounting Standards Codification Topic 310 using the fair value of collateral method, assessments are based on current valuations of the pledged collateral;

(Company Note: The ALLL methodology is structurally sound. The comments referred to in the most recent examination pertain to documentation exceptions for two impaired credit relationships consisting of eight real estate properties with an aggregate outstanding balance of $1.7 million. Documentation supporting certain of these properties was stale as of the examination date. However, appraisals received subsequent to the examination date confirm that the estimated discount applied to the stale appraisals resulted in an allowance that was adequate. Additional procedures for adhering to and monitoring compliance over the ALLL have been revisited and refined to assure that the ALLL is fully documented and adequately supported in a timely fashion.)

6.

prior to submission or publication of all Reports of Condition and income required by the FDIC after the effective date of this Memorandum, the board of directors shall review the adequacy of the ALLL, shall provide an adequate allowance, and shall report such allowance on the Reports of Condition and income. The minutes of the board meeting at which such review is undertaken shall indicate the results of the review, the amount of increase in the allowance recommended, if any, and the basis for determination of the amount of the allowance provided;

7.

within 60 days from the date of this Memorandum, formulate and implement a written Profit Plan. The Profit Plan shall be consistent with the loan, investment and funds management policies. This Plan shall be submitted to the Regional Director and Commissioner for review and comment, and shall address, at a minimum, goals and strategies for improving and sustaining earnings including:

a)	an identification of the major areas in, and means by which, the board will seek to improve the operating performance;
b)	realistic and comprehensive budgets;
c)	a budget review process to monitor the income and expenses to compare actual figures with budgetary projections;
d)	a description of the operating assumptions that form the basis for, and adequately support, major projected income and expense components; and
e)	periodic salary review;
8.

within 30 days from the date of this Memorandum, take all steps necessary to correct the violations scheduled in the most recent examination. In addition, adopt procedures to assure future compliance with all applicable laws, rules and regulations;

9.

while this Memorandum is in effect, maintain Tier I capital at a level equal to or exceeding 9.0% of the total assets which shall be calculated in accordance with Part 325 of the FDIC Rules and Regulations. If such ratio is less than 9.0% as of March 31, June 30, September 30 or December 31 of each calendar year, while this Memorandum is in effect, within 30 days of such dates, present to the Regional Director and Commissioner a plan for the augmentation of the capital accounts or other measures to bring the ratio to 9.0%;

10.	while this Memorandum is in effect, written consent of the Regional Director and the Commissioner is required to declare or pay any dividends;
11.

within 30 days following each calendar quarter after the date of this Memorandum, progress reports covering each of the provisions of this Memorandum shall be submitted to the Regional Director and Commissioner until notification by the supervisory authorities that the reports need no longer be submitted. The board of directors shall review all reports prior to submission and note their consideration in the minutes.

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

At June 30, 2013, the model indicated that if rates were to gradually increase by 150 basis points during the remainder of the calendar year, then net interest income and net income would decrease 0.1% and 0.2%, respectively for the year ending December 31, 2013 when compared to the forecasted results for the most likely rate environment. The model indicated that if rates were to gradually decrease by 150 basis points over the same period, then net interest income and net income would decrease 0.2% and 0.6%, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended June 30, 2013 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2013, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. It is the opinion of management, after discussion with legal counsel, that the disposition or ultimate resolution of such claims and legal actions will not have a material effect upon the consolidated financial statements of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

At various times, the Company’s Board of Directors has authorized the purchase of shares of the Company’s outstanding common stock. No stated expiration dates have been established under any of the previous authorizations. There were no Company shares purchased during the quarter ended June 30, 2013. There are 84,971 shares that may still be purchased under the various authorizations. However, the Company must be granted permission by the Federal Reserve Bank of St. Louis and the KDFI before it can repurchase or redeem any of its outstanding common or preferred stock as a result of its regulatory agreement.

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

Date:	August 7, 2013	/s/ Lloyd C. Hillard, Jr.
Lloyd C. Hillard, Jr.
President and CEO
(Principal Executive Officer)

Date:	August 7, 2013	/s/ Doug Carpenter
C. Douglas Carpenter
Executive Vice President, Secretary, and CFO
(Principal Financial and Accounting Officer)