Form 10-Q
period 2013-09-30
FARMERS CAPITAL BANK CORP
filed 2013-11-06
CIK 713095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 OR 15(d) of

The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

7,476,831 shares outstanding at November 6, 2013

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
Unaudited Condensed Consolidated Balance Sheets	3
Unaudited Condensed Consolidated Statements of Income	4
Unaudited Condensed Consolidated Statements of Comprehensive Income	5
Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity	6
Unaudited Condensed Consolidated Statements of Cash Flows	7
Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3. Quantitative and Qualitative Disclosures About Market Risk	56

Item 4. Controls and Procedures	57

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	57

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 6. Exhibits	57

SIGNATURES	59

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents:
Cash and due from banks	$25,936	$27,448
Interest bearing deposits in other banks	55,165	65,675
Federal funds sold and securities purchased under agreements to resell	2,733	2,732
Total cash and cash equivalents	83,834	95,855
Investment securities:
Available for sale, amortized cost of $586,234 (2013) and $558,630 (2012)	586,053	573,108
Held to maturity, fair value of $871 (2013) and $956 (2012)	820	820
Total investment securities	586,873	573,928
Loans, net of unearned income	1,010,131	1,004,995
Allowance for loan losses	(21,949)	(24,445)
Loans, net	988,182	980,550
Premises and equipment, net	36,636	36,183
Company-owned life insurance	28,662	27,973
Intangible assets, net	989	1,394
Other real estate owned	41,661	52,562
Other assets	43,516	38,787
Total assets	$1,810,353	$1,807,232
Liabilities
Deposits:
Noninterest bearing	$267,270	$254,912
Interest bearing	1,136,215	1,155,898
Total deposits	1,403,485	1,410,810
Federal funds purchased and other short-term borrowings	32,885	24,083
Securities sold under agreements to repurchase and other long-term borrowings	127,165	129,297
Subordinated notes payable to unconsolidated trusts	48,970	48,970
Dividends payable	188	188
Other liabilities	29,660	25,863
Total liabilities	1,642,353	1,639,211
Shareholders’ Equity
Preferred stock, no par value 1,000,000 shares authorized; 30,000 Series A shares issued and outstanding at September 30, 2013 and December 31, 2012; Liquidation preference of $30,000	29,873	29,537
Common stock, par value $.125 per share 14,608,000 shares authorized; 7,476,831 and 7,469,813 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	935	934
Capital surplus	51,060	50,934
Retained earnings	88,660	79,747
Accumulated other comprehensive (loss) income	(2,528)	6,869
Total shareholders’ equity	168,000	168,021
Total liabilities and shareholders’ equity	$1,810,353	$1,807,232

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2013	2012	2013	2012
Interest Income
Interest and fees on loans	$13,313	$13,883	$40,335	$42,268
Interest on investment securities:
Taxable	2,578	3,084	7,599	10,044
Nontaxable	629	573	1,885	1,661
Interest on deposits in other banks	42	37	114	99
Interest on federal funds sold and securities purchased under agreements to resell	1	1	3	3
Total interest income	16,563	17,578	49,936	54,075
Interest Expense
Interest on deposits	1,423	2,141	4,610	7,320
Interest on federal funds purchased and other short-term borrowings	21	24	60	74
Interest on securities sold under agreements to repurchase and other long-term borrowings	1,292	1,828	3,837	5,481
Interest on subordinated notes payable to unconsolidated trusts	217	518	650	1,559
Total interest expense	2,953	4,511	9,157	14,434
Net interest income	13,610	13,067	40,779	39,641
Provision for loan losses	(586)	(256)	(1,580)	2,062
Net interest income after provision for loan losses	14,196	13,323	42,359	37,579
Noninterest Income
Service charges and fees on deposits	2,116	2,062	6,094	6,080
Allotment processing fees	1,217	1,304	3,724	3,932
Other service charges, commissions, and fees	1,282	1,104	3,738	3,332
Trust income	497	469	1,451	1,404
Investment securities gains (losses), net	2	276	(58)	964
Gains on sale of mortgage loans, net	236	603	867	1,364
Income from company-owned life insurance	244	301	716	1,289
Other	84	47	(2)	241
Total noninterest income	5,678	6,166	16,530	18,606
Noninterest Expense
Salaries and employee benefits	7,229	7,019	21,784	20,999
Occupancy expenses, net	1,247	1,235	3,578	3,606
Equipment expenses	619	576	1,760	1,757
Data processing and communication expenses	929	1,059	2,972	3,211
Bank franchise tax	603	605	1,803	1,793
Amortization of intangibles	135	254	405	761
Deposit insurance expense	559	667	1,698	2,039
Other real estate expenses, net	2,404	1,531	4,781	3,197
Legal expenses	209	251	575	989
Other	2,050	2,150	5,859	5,989
Total noninterest expense	15,984	15,347	45,215	44,341
Income before income taxes	3,890	4,142	13,674	11,844
Income tax expense	855	1,051	3,300	2,297
Net income	3,035	3,091	10,374	9,547
Less preferred stock dividends and discount accretion	489	481	1,461	1,439
Net income available to common shareholders	$2,546	$2,610	$8,913	$8,108
Per Common Share
Net income - basic and diluted	$.34	$.35	$1.19	$1.09
Cash dividends declared	N/A	N/A	N/A	N/A
Weighted Average Common Shares Outstanding
Basic and diluted	7,475	7,461	7,473	7,454

See accompanying notes to unaudited condensed consolidated financial statements.

 Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Net Income	$3,035	$3,091	$10,374	$9,547
Other comprehensive income (loss):
Unrealized holding gain (loss) on available for sale securities arising during the period on securities held at end of period, net of tax of $912, $1,270, $(5,110), and $1,861, respectively	1,694	2,359	(9,490)	3,456

Reclassification adjustment for prior period unrealized gain previously reported in other comprehensive income recognized during current period, net of tax of $1, $97, $20, and $275, respectively	(1)	(181)	(38)	(511)

Change in unfunded portion of postretirement benefit obligation, net of tax of $25, $44, $71, and $111, respectively	43	82	131	206
Other comprehensive income (loss)	1,736	2,260	(9,397)	3,151
Comprehensive income	$4,771	$5,351	$977	$12,698

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share data)						Accumulated
						Other	Total
Nine months ended	Preferred	Common Stock		Capital	Retained	Comprehensive	Shareholders’
September 30, 2013 and 2012	Stock	Shares	Amount	Surplus	Earnings	(Loss) Income	Equity
Balance at January 1, 2013	$29,537	7,470	$934	$50,934	$79,747	$6,869	$168,021
Net income	-	-	-	-	10,374	-	10,374
Other comprehensive loss	-	-	-	-	-	(9,397)	(9,397)
Cash dividends declared – preferred, $37.50 per share	-	-	-	-	(1,125)	-	(1,125)
Preferred stock discount accretion	336	-	-	-	(336)	-	-
Shares issued pursuant to employee stock purchase plan	-	7	1	98	-	-	99
Expense related to employee stock purchase plan	-	-	-	28	-	-	28
Balance at September 30, 2013	$29,873	7,477	$935	$51,060	$88,660	$(2,528)	$168,000

Balance at January 1, 2012	$29,115	7,446	$931	$50,848	$69,520	$6,643	$157,057
Net income	-	-	-	-	9,547	-	9,547
Other comprehensive income	-	-	-	-	-	3,151	3,151
Cash dividends declared – preferred, $37.50 per share	-	-	-	-	(1,125)	-	(1,125)
Preferred stock discount accretion	314	-	-	-	(314)	-	-
Repurchase of common stock warrant	-	-	-	(75)	-	-	(75)
Shares issued pursuant to employee stock purchase plan	-	20	2	90	-	-	92
Expense related to employee stock purchase plan	-	-	-	31	-	-	31
Balance at September 30, 2012	$29,429	7,466	$933	$50,894	$77,628	$9,794	$168,678

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Cash Flows

Nine months ended September 30, (In thousands)	2013	2012
Cash Flows from Operating Activities
Net income	$10,374	$9,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,013	3,398
Net premium amortization of available for sale investment securities	4,068	3,921
Provision for loan losses	(1,580)	2,062
Deferred income tax expense	142	68
Noncash employee stock purchase plan expense	28	31
Mortgage loans originated for sale	(42,867)	(60,376)
Proceeds from sale of mortgage loans	42,948	60,099
Gain on sale of mortgage loans, net	(867)	(1,364)
Loss on disposals and write downs of premises and equipment, net	4	259
Net loss on sale and write downs of other real estate	3,820	2,443
Net loss (gain) on sale of available for sale investment securities	58	(964)
Increase in cash surrender value of company-owned life insurance	(689)	(732)
Death benefits in excess of cash surrender value on company-owned life insurance	-	(529)
Decrease in accrued interest receivable	41	714
(Increase) decrease in other assets	(3)	1,039
Decrease in accrued interest payable	(209)	(331)
Increase in other liabilities	4,208	3,089
Net cash provided by operating activities	22,489	22,374
Cash Flows from Investing Activities
Proceeds from maturities and calls of available for sale investment securities	102,757	144,364
Proceeds from sale of available for sale investment securities	948	125,308
Purchase of available for sale investment securities	(135,435)	(270,836)
Loans originated for investment, net of principal collected	(6,764)	31,063
Proceeds from death benefits of company-owned life insurance	-	1,051
Purchase of premises and equipment	(2,970)	(1,491)
Proceeds from sale of other real estate	8,604	7,427
Proceeds from disposals of equipment	31	427
Net cash (used in) provided by investing activities	(32,829)	37,313
Cash Flows from Financing Activities
Net decrease in deposits	(7,325)	(31,074)
Net increase (decrease) in federal funds purchased and other short-term borrowings	8,802	(1,282)
Repayments of securities sold under agreements to repurchase and other long-term borrowings	(2,132)	(10,314)
Dividends paid, preferred	(1,125)	(1,125)
Repurchase of common stock warrant	-	(75)
Shares issued under employee stock purchase plan	99	92
Net cash used in financing activities	(1,681)	(43,778)
Net (decrease) increase in cash and cash equivalents	(12,021)	15,909
Cash and cash equivalents at beginning of year	95,855	94,309
Cash and cash equivalents at end of period	$83,834	$110,218
Supplemental Disclosures
Cash paid during the period for:
Interest	$9,366	$14,765
Income taxes	4,400	2,500
Transfers from loans to other real estate	5,589	21,914
Sale and financing of other real estate	4,091	2,721
Cash dividends payable, preferred	188	188

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

	Three months ended September 30, 2013			Nine months ended September 30, 2013
(In thousands)	Unrealized Gains and Losses on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total	Unrealized Gains and Losses on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total
Beginning balance	$(1,810)	$(2,454)	$(4,264)	$9,411	$(2,542)	$6,869
Other comprehensive income (loss) before reclassifications	1,694	-	1,694	(9,490)	-	(9,490)
Amounts reclassified from accumulated other comprehensive income	(1)	43	42	(38)	131	93
Net current-period other comprehensive income (loss)	1,693	43	1,736	(9,528)	131	(9,397)
Ending balance	$(117)	$(2,411)	$(2,528)	$(117)	$(2,411)	$(2,528)

The following table presents amounts reclassified out of accumulated other comprehensive income by component for the period indicated. Line items in the statement of income affected by the reclassification are also presented.

	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
(In thousands)	Three months ended September 30, 2013	Nine months ended September 30, 2013
Unrealized gains and losses on available for sale investment securities	$2	$58	Investment securities gains, net
	(1)	(20)	Income tax expense
	$1	$38	Net of tax

Amortization related to postretirement benefits
Prior service costs	$(65)	$(193)	Salaries and employee benefits
Actuarial losses	(3)	(9)	Salaries and employee benefits
	(68)	(202)	Total before tax
	25	71	Income tax benefit
	$(43)	$(131)	Net of tax

Total reclassifications for the period	$(42)	$(93)	Net of tax

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

The Company’s risk-rated methodology includes segregating non-impaired watch list and past due loans from the general portfolio and allocating a loss percentage to these loans depending on their status. For example, watch list loans, which may be identified by the internal loan review risk-rating process or by regulatory examiner classification, are assigned a certain loss percentage while loans past due 30 days or more are assigned a different loss percentage. Each of these percentages considers past experience as well as current factors. The remainder of the general loan portfolio is segregated into portfolio segments having similar risk characteristics identified as follows: real estate loans, commercial loans, and consumer loans. Each of these portfolio segments is assigned a loss percentage based on their respective rolling historical loss rates, adjusted for qualitative risk factors. During the third quarter of 2013, the Company lengthened the look-back period it uses to determine historical loss rates to the previous 16 quarters from 12 quarters. The change in the look-back period is the result of the Company’s ongoing monitoring and evaluation of the adequacy of its allowance for loan losses. The longer look-back period better reflects the Company’s loss estimates based on current market conditions. Lengthening the look-back period resulted in a $320 thousand increase in the allowance for loan losses.

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

Net income per common share computations were as follows for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2013	2012	2013	2012

Net income, basic and diluted	$3,035	$3,091	$10,374	$9,547
Less preferred stock dividends and discount accretion	489	481	1,461	1,439
Net income available to common shareholders, basic and diluted	$2,546	$2,610	$ 8,913	$8,108

Average common shares issued and outstanding, basic and diluted	7,475	7,461	7,473	7,454

Net income per common share, basic and diluted	$ .34	$ .35	$ 1.19	$ 1.09

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

Available for sale investment securities are the Company’s only balance sheet item that meets the disclosure requirements for instruments measured at fair value on a recurring basis. Disclosures as of September 30, 2013 and December 31, 2012 are as follows:

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2013
Obligations of U.S. government-sponsored entities	$96,087	$-	$96,087	$-
Obligations of states and political subdivisions	130,538	-	130,538	-
Mortgage-backed securities – residential	351,749	-	351,749	-
Corporate debt securities	5,776	-	5,776	-
Mutual funds and equity securities	1,903	1,903	-	-
Total	$586,053	$1,903	$584,150	$-

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2012
Obligations of U.S. government-sponsored entities	$76,095	$-	$76,095	$-
Obligations of states and political subdivisions	118,755	-	118,755	-
Mortgage-backed securities – residential	370,439	-	370,439	-
Corporate debt securities	5,826	-	5,826	-
Mutual funds and equity securities	1,993	1,993	-	-
Total	$573,108	$1,993	$571,115	$-

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

OREO includes properties acquired by the Company through, or in lieu of, actual loan foreclosures and is carried at fair value less estimated costs to sell. Fair value of OREO at acquisition is generally based on third party appraisals of the property that include comparable sales data and are considered as Level 3 inputs. The carrying value of each OREO property is updated at least annually and more frequently when market conditions significantly impact the value of the property. If the carrying amount of the OREO exceeds fair value less estimated costs to sell, an impairment loss is recorded through noninterest expense.

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

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2013
Collateral-dependent Impaired Loans
Real estate mortgage – construction and land development	$335	$-	$-	$335
Real estate mortgage – residential	3,077	-	-	3,077
Real estate mortgage – farmland and other commercial enterprises	3,450	-	-	3,450
Commercial and industrial	88	-	-	88
Total	$6,950	$-	$-	$6,950

OREO
Construction and land development	$11,454	$-	$-	$11,454
Residential real estate	1,527	-	-	1,527
Farmland and other commercial enterprises	9,106	-	-	9,106
Total	$22,087	$-	$-	$22,087

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2012
Collateral-dependent Impaired Loans
Real estate mortgage – construction and land development	$17,921	$-	$-	$17,921
Real estate mortgage – residential	2,273	-	-	2,273
Real estate mortgage – farmland and other commercial enterprises	3,523	-	-	3,523
Commercial and industrial	9	-	-	9
Consumer – secured	4	-	-	4
Consumer – unsecured	113	-	-	113
Total	$23,843	$-	$-	$23,843

OREO
Construction and land development	$15,873	$-	$-	$15,873
Residential real estate	1,483	-	-	1,483
Farmland and other commercial enterprises	3,826	-	-	3,826
Total	$21,182	$-	$-	$21,182

The following table represents impairment charges recorded in earnings for the periods indicated on assets measured at fair value on a nonrecurring basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Impairment charges:
Collateral-dependent impaired loans	$448	$953	$1,481	$4,055
OREO	1,698	1,033	3,288	2,046
Total	$2,146	$1,986	$4,769	$6,101

The following table presents quantitative information about unobservable inputs for assets measured on a nonrecurring basis using Level 3 measurements.

(In thousands)	Fair Value at September 30, 2013	Valuation Technique	Unobservable Inputs	Range			Average
Collateral-dependent impaired loans	$6,950	Discounted appraisals	Marketability discount	0%	-	6.3%	1.2%
OREO	$22,087	Discounted appraisals	Marketability discount	1.1%	-	32.4%	9.4%

As previously discussed, the fair value of real estate securing collateral-dependent impaired loans and OREO are based on current third party appraisals. It is often necessary, however, for the Company to discount the appraisal amounts supporting its impaired loans and OREO. These discounts relate primarily to marketing and other holding costs that are not included in certain appraisals or to update values as a result of market declines of similar properties for which newer appraisals are available. Discounts also result from contracts to sell properties entered into during the period. The range of discounts is presented in the table above. The upper end of the range identified in the table above relates to outlier transactions. The weighted average column is more of an indicator of the discounts applied to the appraisals.

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

The following table presents the estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2013 and December 31, 2012. Information for available for sale investment securities is presented within this footnote in greater detail above.

			Fair Value Measurements Using
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013
Assets
Cash and cash equivalents	$83,834	$83,834	$83,834	$-	$-
Held to maturity investment securities	820	871	-	871	-
Loans, net	988,182	985,969	-	-	985,969
Accrued interest receivable	6,033	6,033	-	6,033	-
Federal Home Loan Bank and Federal Reserve Bank Stock	9,516	N/A	-	-	-

Liabilities
Deposits	1,403,485	1,406,295	911,017	-	495,278
Federal funds purchased and other short-term borrowings	32,885	32,885	-	32,885	-
Securities sold under agreements to repurchase and other long-term borrowings	127,165	139,136	-	139,136	-
Subordinated notes payable to unconsolidated trusts	48,970	25,027	-	-	25,027
Accrued interest payable	1,161	1,161	-	1,161	-

December 31, 2012
Assets
Cash and cash equivalents	$95,855	$95,855	$95,855	$-	$-
Held to maturity investment securities	820	956	-	956	-
Loans, net	980,550	979,301	-	-	979,301
Accrued interest receivable	6,074	6,074	-	6,074	-
Federal Home Loan Bank and Federal Reserve Bank Stock	9,516	N/A	-	-	-

Liabilities
Deposits	1,410,810	1,414,395	870,145	-	544,250
Federal funds purchased and other short-term borrowings	24,083	24,083	-	24,083	-
Securities sold under agreements to repurchase and other long-term borrowings	129,297	148,680	-	148,680	-
Subordinated notes payable to unconsolidated trusts	48,970	21,015	-	-	21,015
Accrued interest payable	1,370	1,370	-	1,370	-

7. Investment Securities

The following tables summarize the amortized costs and estimated fair value of the securities portfolio at September 30, 2013 and December 31, 2012. The summary is divided into available for sale and held to maturity investment securities.

September 30, 2013 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$98,239	$163	$2,315	$96,087
Obligations of states and political subdivisions	130,441	2,266	2,169	130,538
Mortgage-backed securities – residential	348,935	6,282	3,468	351,749
Corporate debt securities	6,721	42	987	5,776
Mutual funds and equity securities	1,898	22	17	1,903
Total securities – available for sale	$586,234	$8,775	$8,956	$586,053
Held To Maturity
Obligations of states and political subdivisions	$820	$51	$-	$871

December 31, 2012 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$75,945	$216	$66	$76,095
Obligations of states and political subdivisions	113,986	4,943	174	118,755
Mortgage-backed securities – residential	360,099	10,596	256	370,439
Corporate debt securities	6,638	44	856	5,826
Mutual funds and equity securities	1,962	33	2	1,993
Total securities – available for sale	$558,630	$15,832	$1,354	$573,108
Held To Maturity
Obligations of states and political subdivisions	$820	$136	$-	$956

The amortized cost and estimated fair value of the debt securities portfolio at September 30, 2013, by contractual maturity, are detailed below. The summary is divided into available for sale and held to maturity securities. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mutual funds and equity securities in the available for sale portfolio consist of investments attributed to the Company’s captive insurance subsidiary. These securities have no stated maturity and are not included in the maturity schedule that follows. Mortgage-backed securities are stated separately due to the nature of payment and prepayment characteristics, as principal is not due at a single date.

	Available For Sale		Held To Maturity
September 30, 2013 (In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,681	$2,694	$-	$-
Due after one year through five years	105,522	105,666	-	-
Due after five years through ten years	109,489	107,528	-	-
Due after ten years	17,709	16,513	820	871
Mortgage-backed securities	348,935	351,749	-	-
Total	$584,336	$584,150	$820	$871

Gross realized gains and losses on the sale of available for sale investment securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012

Gross realized gains	$3	$343	$6	$1,038
Gross realized losses	1	67	64	74
Net realized gain (loss)	$2	$276	$(58)	$964

Investment securities with unrealized losses at September 30, 2013 and December 31, 2012 not recognized in income are presented in the tables below. The tables segregate investment securities that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or more. The tables also include the fair value of the related securities.

	Less than 12 Months		12 Months or More		Total
September 30, 2013 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$76,817	$2,315	$-	$-	$76,817	$2,315
Obligations of states and political subdivisions	57,780	1,891	3,135	278	60,915	2,169
Mortgage-backed securities – residential	116,427	2,894	12,336	574	128,763	3,468
Corporate debt securities	106	2	4,876	985	4,982	987
Mutual funds and equity securities	681	17	-	-	681	17
Total	$251,811	$7,119	$20,347	$1,837	$272,158	$8,956

	Less than 12 Months		12 Months or More		Total
December 31, 2012 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$26,433	$66	$-	$-	$26,433	$66
Obligations of states and political subdivisions	17,199	174	-	-	17,199	174
Mortgage-backed securities – residential	39,659	256	-	-	39,659	256
Corporate debt securities	-	-	4,994	856	4,994	856
Mutual funds and equity securities	299	2	-	-	299	2
Total	$83,590	$498	$4,994	$856	$88,584	$1,354

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

At September 30, 2013, the Company’s investment securities portfolio had gross unrealized losses of $9.0 million, an increase of $7.6 million from year-end 2012. Of the total gross unrealized losses at September 30, 2013, $1.8 million relates to investments that have been in a continuous loss position for 12 months or more. Unrealized losses on corporate debt securities and mortgage-backed securities make up $985 thousand and $574 thousand, respectively, of the unrealized loss on investment securities in a continuous loss position of 12 months or more.

Corporate debt securities in the Company’s investment securities portfolio at September 30, 2013 include single-issuer trust preferred capital securities with a carrying value of $4.9 million. These securities were issued by a national and global financial services firm and purchased by the Company during 2007. The securities are currently performing and continue to be rated as investment grade by major rating agencies. The issuer of the securities announced in the first quarter of 2013 that it had passed stringent regulatory stress testing and received regulatory approval to both increase per share common dividend payments and increase its equity repurchase program. The Company does not intend to sell these securities nor does the Company believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company believes these securities are not impaired due to reasons of credit quality or other factors, but rather the unrealized loss is primarily attributed to continuing uncertainties in both international and domestic economies and market volatility. The Company believes that it will collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will continue to recover as they approach their maturity dates.

The Company attributes the unrealized losses in other sectors of its investment securities portfolio to changes in market interest rates and volatility. Market interest rates rose sharply during the second quarter of 2013 as measured by the yields on Treasury bonds, particularly for the five and ten year maturity periods. Investment securities with unrealized losses at September 30, 2013 are performing according to their contractual terms, and the Company does not expect to incur a loss on these securities unless they are sold prior to maturity. The Company does not have the intent to sell these securities and likely will not be required to sell these securities before their anticipated recovery. The Company does not consider any of the securities to be impaired due to reasons of credit quality or other factors.

8. Loans and Allowance for Loan Losses

Major classifications of loans outstanding are summarized as follows:

(In thousands)	September 30, 2013	December 31, 2012

Real Estate:
Real estate mortgage – construction and land development	$106,870	$102,454
Real estate mortgage – residential	371,292	368,762
Real estate mortgage – farmland and other commercial enterprises	418,690	425,477
Commercial:
Commercial and industrial	47,433	46,812
States and political subdivisions	22,849	21,472
Lease financing	1,268	2,732
Other	26,327	19,156
Consumer:
Secured	8,957	11,732
Unsecured	6,479	6,515
Total loans	1,010,165	1,005,112
Less unearned income	34	117
Total loans, net of unearned income	$1,010,131	$1,004,995

Activity in the allowance for loan losses by portfolio segment was as follows for the periods indicated.

(In thousands)	Real Estate	Commercial	Consumer	Total
Three months ended September 30, 2013
Balance, beginning of period	$20,240	$2,177	$526	$22,943
Provision for loan losses	(528)	(2)	(56)	(586)
Recoveries	70	25	37	132
Loans charged off	(407)	(98)	(35)	(540)
Balance, end of period	$19,375	$2,102	$472	$21,949

Nine months ended September 30, 2013
Balance, beginning of period	$22,254	$1,513	$678	$24,445
Provision for loan losses	(2,028)	615	(167)	(1,580)
Recoveries	254	122	187	563
Loans charged off	(1,105)	(148)	(226)	(1,479)
Balance, end of period	$19,375	$2,102	$472	$21,949

(In thousands)	Real Estate	Commercial	Consumer	Total
Three months ended September 30, 2012
Balance, beginning of period	$24,221	$2,137	$755	$27,113
Provision for loan losses	(1,114)	591	267	(256)
Recoveries	50	8	80	138
Loans charged off	(1,716)	(36)	(99)	(1,851)
Balance, end of period	$21,441	$2,700	$1,003	$25,144

Nine months ended September 30, 2012
Balance, beginning of period	$23,538	$3,508	$1,218	$28,264
Provision for loan losses	2,916	(790)	(64)	2,062
Recoveries	252	129	192	573
Loans charged off	(5,265)	(147)	(343)	(5,755)
Balance, end of period	$21,441	$2,700	$1,003	$25,144

The following tables present individually impaired loans by class of loans for the dates indicated.

September 30, 2013 (In thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Allowance for Loan Losses Allocated
Real Estate
Real estate mortgage – construction and land development	$18,422	$10,952	$4,701	$15,653	$921
Real estate mortgage – residential	12,554	2,626	9,805	12,431	1,557
Real estate mortgage – farmland and other commercial enterprises	33,285	12,574	20,628	33,202	1,617
Commercial
Commercial and industrial	911	-	915	915	823
Consumer
Secured	19	-	19	19	15
Unsecured	61	-	61	61	61
Total	$65,252	$26,152	$36,129	$62,281	$4,994

December 31, 2102 (In thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Allowance for Loan Losses Allocated
Real Estate
Real estate mortgage – construction and land development	$26,831	$12,712	$11,068	$23,780	$2,075
Real estate mortgage – residential	7,474	2,215	5,259	7,474	1,069
Real estate mortgage – farmland and other commercial enterprises	33,491	13,294	18,803	32,097	1,588
Commercial
Commercial and industrial	210	-	207	207	198
Consumer
Secured	21	-	21	21	17
Unsecured	309	-	310	310	196
Total	$68,336	$28,221	$35,668	$63,889	$5,143

Three Months Ended September 30, 2013 (In thousands)	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate mortgage – construction and land development	$16,815	$128	$109
Real estate mortgage – residential	11,799	94	105
Real estate mortgage – farmland and other commercial enterprises	33,925	329	318
Commercial
Commercial and industrial	1,037	4	4
Consumer
Secured	18	-	-
Unsecured	75	-	-
Total	$63,669	$555	$536

Nine Months Ended September 30, 2013 (In thousands)	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate mortgage – construction and land development	$17,683	$405	$402
Real estate mortgage – residential	13,023	356	340
Real estate mortgage – farmland and other commercial enterprises	33,006	1,137	1,120
Commercial
Commercial and industrial	966	37	37
Consumer
Secured	20	1	1
Unsecured	167	6	6
Total	$64,865	$1,942	$1,906

Three Months Ended September 30, 2012 (In thousands)	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate mortgage – construction and land development	$26,902	$249	$204
Real estate mortgage – residential	8,979	52	44
Real estate mortgage – farmland and other commercial enterprises	35,076	418	608
Commercial
Commercial and industrial	214	8	8
Consumer
Secured	22	-	-
Unsecured	374	8	7
Total	$71,567	$735	$871

Nine Months Ended September 30, 2012 (In thousands)	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate mortgage – construction and land development	$37,921	$630	$573
Real estate mortgage – residential	14,744	308	298
Real estate mortgage – farmland and other commercial enterprises	38,967	1,419	1,437
Commercial
Commercial and industrial	426	22	22
Consumer
Secured	66	5	5
Unsecured	251	13	12
Total	$92,375	$2,397	$2,347

The following tables present the balance of the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of September 30, 2013 and December 31, 2012.

September 30, 2013 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$4,095	$823	$76	$4,994
Collectively evaluated for impairment	15,280	1,279	396	16,955
Total ending allowance balance	$19,375	$2,102	$472	$21,949

Loans
Loans individually evaluated for impairment	$61,286	$915	$80	$62,281
Loans collectively evaluated for impairment	835,566	96,928	15,356	947,850
Total ending loan balance, net of unearned income	$896,852	$97,843	$15,436	$1,010,131

December 31, 2012 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$4,732	$198	$213	$5,143
Collectively evaluated for impairment	17,522	1,315	465	19,302
Total ending allowance balance	$22,254	$1,513	$678	$24,445

Loans
Loans individually evaluated for impairment	$63,351	$207	$331	$63,889
Loans collectively evaluated for impairment	833,342	89,848	17,916	941,106
Total ending loan balance, net of unearned income	$896,693	$90,055	$18,247	$1,004,995

The following tables present the recorded investment in nonperforming loans by class of loans as of September 30, 2013 and December 31, 2012.

September 30, 2013 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate:
Real estate mortgage – construction and land development	$6,332	$4,391	$-
Real estate mortgage – residential	5,538	4,912	-
Real estate mortgage – farmland and other commercial enterprises	13,004	17,086	-
Commercial:
Commercial and industrial	138	-	-
Lease financing	29	-	-
Consumer:
Secured	22	8	-
Unsecured	-	38	-
Total	$25,063	$26,435	$-

December 31, 2012 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate:
Real estate mortgage – construction and land development	$7,700	$8,736	$-
Real estate mortgage – residential	6,025	634	-
Real estate mortgage – farmland and other commercial enterprises	12,878	16,940	103
Commercial:
Commercial and industrial	649	-	-
Lease financing	53	-	-
Consumer:
Secured	9	-	-
Unsecured	94	39	-
Total	$27,408	$26,349	$103

The Company has allocated $2.7 million and $2.9 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings and that are in compliance with those terms as of September 30, 2013 and December 31, 2012. The Company had no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings at September 30, 2013 and December 31, 2012.

The Company had seven credits in 2013 that were modified as troubled debt restructurings. Six of these credits with an aggregate recorded investment of $331 thousand represent debt by borrowers discharged under Chapter 7 bankruptcy. The borrower in each case did not reaffirm their debt, and the release of personal liability by the court is deemed a concession. However, each borrower continues to make payments under the original terms of the loan agreement. The remaining restructuring consists of a credit secured by commercial real estate whereby the maturity date was extended 48 months.

During the first nine months of 2012, the Company had two credits that were modified as troubled debt restructurings. One restructuring includes a commercial real estate credit whereby the stated interest rate was reduced to 5.0% from 7.25% and repayment terms that include an initial six month interest only component. The other restructuring represents a residential real estate credit in which the stated interest rate on the loan was reduced to 4.125% from 6.0% and extending the due date by three months.

The following tables present loans by class modified as troubled debt restructurings that occurred during the three and nine months ended September 30, 2013 and 2012.

(Dollars in thousands) Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Three Months Ended September 30, 2013
Real Estate:
Real estate mortgage – farmland and other commercial enterprises	1	$598	$598
Consumer:
Secured	1	7	7
Total	2	$605	$605
Nine Months Ended September 30, 2013
Real Estate:
Real estate mortgage – residential	3	$309	$309
Real estate mortgage – farmland and other commercial enterprises	1	598	598
Commercial:
Commercial and industrial	1	13	13
Consumer:
Secured	2	9	9
Total	7	$929	$929

(Dollars in thousands) Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Three Months Ended September 30, 2012
Real Estate:
Real estate mortgage – farmland and other commercial enterprises	1	$8,796	$8,717
Total	1	$8,796	$8,717
Nine Months Ended September 30, 2012
Real Estate:
Real estate mortgage – residential	1	$72	$72
Real estate mortgage – farmland and other commercial enterprises	1	8,796	8,717
Total	2	$8,868	$8,789

The troubled debt restructurings identified in the tables above increased the allowance for loan losses by $7 thousand and $30 thousand in the three and nine months ended September 30, 2013, respectively. Troubled debt restructurings increased the allowance for loan losses by $437 thousand and $442 thousand for the three and nine months ended September 30, 2012. There were no charge-offs related to loans restructured in 2013 and 2012.

For the nine months ended September 30, 2013, the Company had one restructured credit for which there was a payment default within twelve months following the modification. This credit is secured by residential real estate with an outstanding balance of $17 thousand. No charge-offs have been recorded for this credit. There were no payment defaults during the first nine months of 2012 for credits that were restructured during the previous twelve months.

The tables below present an age analysis of past due loans 30 days or more by class of loans as of the dates indicated. Past due loans that are also classified as nonaccrual are included in their respective past due category.

September 30, 2013 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate:
Real estate mortgage – construction and land development	$58	$599	$657	$106,213	$106,870
Real estate mortgage – residential	2,819	2,336	5,155	366,137	371,292
Real estate mortgage – farmland and other commercial enterprises	1,169	10,131	11,300	407,390	418,690
Commercial:
Commercial and industrial	-	53	53	47,380	47,433
States and political subdivisions	-	-	-	22,849	22,849
Lease financing, net	14	29	43	1,191	1,234
Other	93	-	93	26,234	26,327
Consumer:
Secured	53	7	60	8,897	8,957
Unsecured	68	-	68	6,411	6,479
Total	$4,274	$13,155	$17,429	$992,702	$1,010,131

December 31, 2012 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate:
Real estate mortgage – construction and land development	$908	$1,361	$2,269	$100,185	$102,454
Real estate mortgage – residential	2,303	2,500	4,803	363,959	368,762
Real estate mortgage – farmland and other commercial enterprises	1,990	10,724	12,714	412,763	425,477
Commercial:
Commercial and industrial	108	53	161	46,651	46,812
States and political subdivisions	-	-	-	21,472	21,472
Lease financing, net	1	53	54	2,561	2,615
Other	38	399	437	18,719	19,156
Consumer:
Secured	69	-	69	11,663	11,732
Unsecured	137	-	137	6,378	6,515
Total	$5,554	$15,090	$20,644	$984,351	$1,004,995

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

	Real Estate			Commercial
September 30, 2013 (In thousands)	Real Estate Mortgage –Construction and Land Development	Real Estate Mortgage –Residential	Real Estate Mortgage –Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Lease Financing, net	Other
Credit risk profile by internally assigned rating grades:
Pass	$83,183	$334,591	$347,472	$45,604	$22,849	$1,205	$26,299
Special mention	6,282	14,925	29,307	351	-	-	-
Substandard	17,345	21,686	41,911	1,402	-	29	28
Doubtful	60	90	-	76	-	-	-
Total	$106,870	$371,292	$418,690	$47,433	$22,849	$1,234	$26,327

	Real Estate			Commercial
December 31, 2012 (In thousands)	Real Estate Mortgage –Construction and Land Development	Real Estate Mortgage –Residential	Real Estate Mortgage –Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Lease Financing, net	Other
Credit risk profile by internally assigned rating grades:
Pass	$68,721	$328,214	$348,918	$41,527	$21,472	$2,615	$18,592
Special mention	7,562	18,485	35,027	4,201	-	-	559
Substandard	26,171	21,984	41,532	1,008	-	-	5
Doubtful	-	79	-	76	-	-	-
Total	$102,454	$368,762	$425,477	$46,812	$21,472	$2,615	$19,156

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the consumer loans outstanding based on payment activity as of September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
	Consumer		Consumer
(In thousands)	Secured	Unsecured	Secured	Unsecured
Credit risk profile based on payment activity:
Performing	$8,927	$6,441	$11,723	$6,382
Nonperforming	30	38	9	133
Total	$8,957	$6,479	$11,732	$6,515

9. Other Real Estate Owned

OREO was as follows as of the date indicated:

(In thousands)	September 30, 2013	December 31, 2012
Construction and land development	$25,778	$32,360
Residential real estate	2,868	4,605
Farmland and other commercial enterprises	13,015	15,597
Total	$41,661	$52,562

OREO activity for the nine months ended September 30, 2013 and 2012 was as follows:

Nine months ended September 30, (In thousands)	2013	2012
Beginning balance	$52,562	$38,157
Transfers from loans	5,589	21,914
Proceeds from sales	(12,695)	(10,148)
Loss on sales, net	(24)	(241)
Write downs and other decreases, net	(3,771)	(2,202)
Ending balance	$41,661	$47,480

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

The following disclosures of the net periodic benefit cost components of Plan 1 and Plan 2 were measured at January 1, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Service cost	$157	$155	$472	$463
Interest cost	138	152	414	456
Amortization of transition obligation	-	24	-	76
Recognized prior service cost	65	65	193	193
Recognized net actuarial loss	-	14	-	42
Net periodic benefit cost	$360	$410	$1,079	$1,230

The Company expects benefit payments of $308 thousand for 2013, of which $64 thousand and $188 thousand have been made during the three and nine months ended September 30, 2013, respectively.

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

The regulatory ratios of the consolidated Company and its subsidiary banks were as follows for the dates indicated:

	September 30, 2013			December 31, 2012
	Tier 1 Risk-based Capital[1]	Total Risk-based Capital[1]	Tier 1 Leverage[2]	Tier 1 Risk-based Capital[1]	Total Risk-based Capital[1]	Tier 1 Leverage[2]
Consolidated	18.57%	19.82%	11.80%	18.27%	19.53%	11.24%
Farmers Bank	17.99	19.25	10.04	17.94	19.20	9.68
United Bank	15.08	16.35	9.70	15.41	16.69	9.45
First Citizens	13.47	14.23	9.55	13.57	14.46	9.42
Citizens Northern	13.25	14.50	9.54	12.97	14.22	9.36

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

RESULTS OF OPERATIONS

Third Quarter 2013 Compared to Third Quarter 2012

The Company reported net income of $3.0 million for the quarter ended September 30, 2013, a decrease of $56 thousand or 1.8% compared to $3.1 million for the third quarter of 2012. On a per common share basis, net income was $.34 and $.35 for the current and year-ago quarters, respectively. This represents a decrease of $.01 or 2.9%. Selected income statement amounts and related data are presented in the table below.

(In thousands except per share data)
Three Months Ended September 30,	2013	2012	Increase (Decrease)
Interest income	$16,563	$17,578	$(1,015)
Interest expense	2,953	4,511	(1,558)
Net interest income	13,610	13,067	543
Provision for loan losses	(586)	(256)	(330)
Net interest income after provision for loan losses	14,196	13,323	873
Noninterest income	5,678	6,166	(488)
Noninterest expenses	15,984	15,347	637
Income before income taxes	3,890	4,142	(252)
Income tax expense	855	1,051	(196)
Net income	$3,035	$3,091	$(56)
Less preferred stock dividends and discount accretion	489	481	8
Net income available to common shareholders	$2,546	$2,610	$(64)

Basic and diluted net income per common share	$.34	$.35	$(.01)

Weighted average common shares outstanding – basic and diluted	7,475	7,461	14
Return on average assets	.67%	.66%	1 bp
Return on average equity	7.33%	7.38%	(5) bp
bp = basis points.

Net Interest Income

The overall interest rate environment at September 30, 2013, as measured by the Treasury yield curve, remains at low levels in historical terms despite a spike in yields during the second quarter particularly for the five and ten year maturity periods. Yields were relatively unchanged during the current quarter with the exception of the 10 and 30 year maturity periods, which increased 12 and 19 basis points, respectively. At September 30, 2013, the short-term federal funds target interest rate remained between zero and 0.25%, which is unchanged since December 2008. The Federal Reserve Board has indicated an objective of holding short-term interest rates at exceptionally low levels at least as long as the unemployment rate remains above 6.5% and inflation remains within its long term goals. The national unemployment rate was 7.2% at the end of the third quarter 2013. The near historical low rate environment makes managing the Company’s net interest margin challenging.

Net interest income was $13.6 million for the current quarter, an increase of $543 thousand or 4.2% compared to $13.1 million for the prior-year third quarter. The improvement was made up of lower interest expense of $1.6 million or 34.5%, partially offset by a decrease in interest income of $1.0 million or 5.8%. The Company’s overall cost of funds was 0.87% for the current quarter compared to 1.26% from a year ago. The decrease to interest income and interest expense is attributed to both rate and volume declines of interest earning assets and interest paying liabilities. Rate and volume declines are the result of an overall slow growing economy and related competitive pressures combined with the Company’s strategy of being more selective in pricing its loans and deposits in an effort to improve credit quality, net interest margin, overall profitability, and capital position. The Company is generally earning and paying less interest from its earning assets and funding sources as the average rates earned and paid have decreased. This includes repricing of variable and floating rate assets and liabilities that have reset to overall lower amounts since their previous repricing date as well as activity related to new earning assets and funding sources in a low interest rate environment. In periods when loan demand is low, available funds are invested in lower yielding investment securities or cash equivalents.

Interest income and interest expense in nearly all categories of the Company’s earning assets and interest paying liabilities have declined in the quarterly comparison. The $1.0 million decrease from interest income in the comparison is primarily made up of lower interest from loans and investment securities of $570 thousand or 4.1% and $450 thousand or 12.3%, respectively. The decrease in interest income from loans was driven by both a lower average outstanding balance of $29.0 million or 2.8% and an 11 basis point decrease in the average rate earned to 5.3% from 5.4%. Average loans have decreased primarily from a lack of high quality loan demand.

Interest income on taxable investment securities decreased $506 thousand or 16.4% due to both a lower average balance outstanding of $63.0 million or 11.8% and a 12 basis point decrease in yield. Average taxable investment securities have decreased as a result of a decline in long-term borrowings and deposits. Proceeds received from maturing or sold investment securities not needed to fund higher-earning loans have either been reinvested more into nontaxable investment securities or used to manage liquidity, such as for deposit outflows or repayment of long-term debt obligations. Interest income from nontaxable investment securities increased $56 thousand or 9.8% due mainly to an increase in volume of $19.9 million or 21.4%. While the average yield on nontaxable investments decreased in the comparison, average balances have increased as the related tax equivalent yields are more attractive as well as fitting within overall asset/liability management strategies.

The $1.6 million decrease in interest expense resulted from a reduction of interest on long-term borrowings and deposits of $837 thousand or 35.7% and $718 thousand or 33.5%, which lowered overall cost of funds to 0.87%. The decrease in interest on long-term borrowings is due to a $53.2 million or 23.2% lower average balance outstanding and a 67 basis point decrease in the average rate paid. The decrease in the average balance reflects a $50.0 million principal repayment during the fourth quarter of 2012 related to the Company’s 2007 balance sheet leverage transaction. The average rate paid decreased mainly due to the repricing of $23.2 million of 6.60% fixed rate borrowings to a floating interest rate of three-month LIBOR plus 132 basis points, which occurred during the fourth quarter of 2012. The interest rate for this borrowing as of the last determination date during the quarter was 1.59%.

The $718 thousand decrease in interest expense on deposits is due to lower interest on time deposits of $726 thousand or 37.7%, which was driven downward as both the rates paid and volume have declined. The Company has repriced higher-rate maturing time deposits downward to lower market rates or allowed them to mature without renewal, as liquidity has been adequate. The average rate paid on time deposits was 0.95% and 1.3% for the current and year-ago periods, respectively. Average outstanding balances of time deposits were $499 million for the current quarter, a decrease of $74.8 million or 13.0% compared to a year earlier.

The net interest margin on a taxable equivalent basis increased 23 basis points to 3.36% for the current quarter compared to 3.13% for the same quarter of 2012. The increase in net interest margin was driven by a 28 basis point increase in the spread between the average rate earned on earning assets and the average rate paid on interest bearing liabilities to 3.19% from 2.91%. The increase in spread is attributed to a 39 basis point decrease in the overall cost of funds, which more than offset an 11 basis point decline in the overall yield on earning assets. The Company expects its net interest margin to remain relatively flat or trend downward in the near term according to internal modeling using expectations about future market interest rates, the maturity structure of the Company’s earning assets and liabilities, and other factors. Future results could be significantly different than expectations.

The following tables present an analysis of net interest income for the quarterly periods ended September 30.

Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential

Three Months Ended September 30,	2013			2012
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities
Taxable	$469,585	$2,578	2.18%	$532,577	$3,084	2.30%
Nontaxable[1]	112,494	932	3.29	92,634	843	3.62
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell	73,305	43	.23	64,181	38	.24
Loans[1,2,3]	1,003,905	13,433	5.31	1,032,914	14,073	5.42
Total earning assets	1,659,289	$16,986	4.06%	1,722,306	$18,038	4.17%
Allowance for loan losses	(22,650)			(26,806)
Total earning assets, net of allowance for loan losses	1,636,639			1,695,500
Nonearning Assets
Cash and due from banks	22,483			25,543
Premises and equipment, net	36,433			37,386
Other assets	109,271			96,380
Total assets	$1,804,826			$1,854,809
Interest Bearing Liabilities
Deposits
Interest bearing demand	$305,989	$53	.07%	$277,654	$58	.08%
Savings	339,660	170	.20	316,077	157	.20
Time	499,207	1,200	.95	574,044	1,926	1.33
Federal funds purchased and other short-term borrowings	30,768	21	.27	24,158	24	.40
Securities sold under agreements to repurchase and other long-term borrowings	176,149	1,509	3.40	229,380	2,346	4.07
Total interest bearing liabilities	1,351,773	$2,953	.87%	1,421,313	$4,511	1.26%
Noninterest Bearing Liabilities
Demand deposits	259,678			240,120
Other liabilities	29,121			26,654
Total liabilities	1,640,572			1,688,087
Shareholders’ equity	164,254			166,722
Total liabilities and shareholders’ equity	$1,804,826			$1,854,809
Net interest income		14,033			13,527
TE basis adjustment		(423)			(460)
Net interest income		$13,610			$13,067
Net interest spread			3.19%			2.91%
Impact of noninterest bearing sources of funds			.17			.22
Net interest margin			3.36%			3.13%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

2Loan balances include principal balances on nonaccrual loans.

3Loan fees included in interest income amounted to $281 thousand and $235 thousand in 2013 and 2012, respectively.

Analysis of Changes in Net Interest Income (tax equivalent basis)

(In thousands)	Variance	Variance Attributed to
Three Months Ended September 30,	2013/2012[1]	Volume	Rate

Interest Income
Taxable investment securities	$(506)	$(351)	$(155)
Nontaxable investment securities[2]	89	492	(403)
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell	5	13	(8)
Loans[2]	(640)	(372)	(268)
Total interest income	(1,052)	(218)	(834)
Interest Expense
Interest bearing demand deposits	(5)	23	(28)
Savings deposits	13	13	-
Time deposits	(726)	(227)	(499)
Federal funds purchased and other short-term borrowings	(3)	27	(30)
Securities sold under agreements to repurchase and other long-term borrowings	(837)	(490)	(347)
Total interest expense	(1,558)	(654)	(904)
Net interest income	$506	$436	$70
Percentage change	100.0%	86.2%	13.8%

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.

2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Provision for Loan Losses

The provision for loan losses represents charges (or credits) to earnings that are necessary to maintain an allowance for loan losses at an adequate level to cover credit losses specifically identified in the loan portfolio, as well as management’s best estimate of incurred probable loan losses in the remainder of the portfolio at the balance sheet date. The Company’s loan quality, while showing signs of improvement, has been negatively impacted by the lingering effects of the downturn of the overall economy and financial markets that began in late 2007 and more significantly during 2008 and which has not fully rebounded. This has led to declines in real estate values and deterioration in the financial condition of many of the Company’s borrowers, particularly borrowers in the commercial and real estate development industry. Declining real estate values resulted in loans becoming under collateralized, which has elevated nonperforming loans, net charge-offs, and the provision for loan losses in recent years, particularly toward the earlier part of the economic downturn. While the Company is experiencing improvement in overall credit quality, it has been necessary to lower the loan quality ratings on certain commercial and real estate development credits throughout the period of the economic downturn.

The Company recorded a credit to the provision for loan losses in the amount of $586 thousand in the third quarter of 2013, which represents an increase of $330 thousand or 129% compared to a credit of $256 thousand for the prior year. The allowance for loan losses as a percentage of outstanding loans (net of unearned income) was 2.17% at September 30, 2013 compared to 2.43% and 2.47% at year-end 2012 and September 30, 2102, respectively. The lower provision for loan losses is attributed to improving trends in the credit quality of the loan portfolio, an overall smaller loan portfolio, and an improvement in historical loss rates. Further information about improvements in the Company’s overall credit quality is included under the captions “Allowance for Loan Losses” and “Nonperforming Loans” that follows.

Net charge-offs were $408 thousand for the current quarter, a decrease of $1.3 million or 76.2% when compared to $1.7 million a year ago. On an annualized basis, quarterly net charge-offs were 0.16% of average loans outstanding for the current quarter compared to 0.66% for the same quarter a year earlier.

Noninterest Income

The components of noninterest income are as follows for the periods indicated:

Three Months Ended September 30, (In thousands)	2013	2012	Increase (Decrease)
Service charges and fees on deposits	$2,116	$2,062	$54
Allotment processing fees	1,217	1,304	(87)
Other service charges, commissions, and fees	1,282	1,104	178
Trust income	497	469	28
Investment securities gains, net	2	276	(274)
Gain on sale of mortgage loans, net	236	603	(367)
Income from company-owned life insurance	244	301	(57)
Other	84	47	37
Total noninterest income	$5,678	$6,166	$(488)

The $488 thousand or 7.9% decrease in noninterest income was driven mainly by a lower net gain from the sale of mortgage loans and investment securities of $367 thousand or 60.9% and $274 thousand or 99.3%, respectively, partially offset by higher non-deposit service charges, commissions, and fees of $178 thousand or 16.1%.

Net gains from the sale of mortgage loans decreased in the comparison as a result of a decline in sales volume of $8.7 million or 40.6%. The decrease in sales volume is attributed to higher market interest rates compared to a year ago which has slowed the demand for mortgage lending, combined with an upward spike in sales activity in the prior year. The prior year activity was fueled by an overall low interest rate environment, but which showed a temporary upward movement in rates that prompted many borrowers to refinance or purchase a home in anticipation that rates would rise further in the near term.

The net gain from the sale of investment securities decreased due to lower sales activity in the current period. Investment securities are sold at intermittent intervals based on current asset/liability strategies and the related net gain or loss fluctuates accordingly. Other service charges, commissions, and fees are up primarily due to an increase related to interchanges fees.

Noninterest Expense

The components of noninterest expense are as follows for the periods indicated:

Three Months Ended September 30, (In thousands)	2013	2012	Increase (Decrease)
Salaries and employee benefits	$7,229	$7,019	$210
Occupancy expenses, net	1,247	1,235	12
Equipment expenses	619	576	43
Data processing and communication expense	929	1,059	(130)
Bank franchise tax	603	605	(2)
Amortization of intangibles	135	254	(119)
Deposit insurance expense	559	667	(108)
Other real estate expenses, net	2,404	1,531	873
Legal expenses	209	251	(42)
Other	2,050	2,150	(100)
Total noninterest expense	$15,984	$15,347	$637

The $637 thousand or 4.2% increase in noninterest expense was primarily driven by higher expenses related to other real estate owned of $873 thousand or 57.0%. These expenses were partially offset by lower data processing and communication expense of $130 thousand or 12.3%, amortization of intangible assets of $119 thousand or 46.9%, and deposit insurance expense of $108 thousand or 16.2%.

The increase in net other real estate expenses is attributed mainly to higher impairment charges of $682 thousand or 64.8%. Other real estate expenses for the quarter also include a $169 thousand increase in the net loss on the sale of repossessed properties. The Company had a single real estate construction property where in the current quarter it sold units with a carrying amount of $436 thousand at an aggregate loss of $204 thousand. This development was subsequently written down $700 thousand to its estimated fair value less estimated costs to sell, resulting in a carrying value of $4.1 million at September 30, 2013.

The decrease in data processing and communication expense is mainly due to cost savings initiated in 2012 to reduce debit card processing expenses. The decrease in amortization of intangible assets is attributed to actuarial determined reductions related to core deposit and customer relationship intangible assets arising from previous business acquisitions. Deposit insurance expense declined mainly from the improved risk rating by the Federal Deposit Insurance Corporation (“FDIC”) of one of the Company’s bank subsidiaries. The improved rating reduced the assessment rate applicable in determining the amount payable for deposit insurance.

Income Taxes

Income tax expense was $855 thousand for the current quarter, a decrease of $196 thousand or 18.6% compared to $1.1 million for the same quarter of 2012. The effective income tax rates were 22.0% and 25.4% for the current and year-ago quarters, respectively. The nontaxable portion of total revenues has increased more in proportion to taxable revenues.

First Nine Months of 2013 Compared to First Nine Months of 2012

Net income was $10.4 million for the first nine months of 2013, an increase of $827 thousand or 8.7% compared with net income of $9.5 million for 2012. On a per common share basis, net income was $1.19 for the current nine months, an increase of $.10 or 9.2% compared to $1.09 for a year earlier. Selected income statement amounts and related data are presented in the table below.

(In thousands except per share data)
Nine Months Ended September 30,	2013	2012	Increase (Decrease)
Interest income	$49,936	$54,075	$(4,139)
Interest expense	9,157	14,434	(5,277)
Net interest income	40,779	39,641	1,138
Provision for loan losses	(1,580)	2,062	(3,642)
Net interest income after provision for loan losses	42,359	37,579	4,780
Noninterest income	16,530	18,606	(2,076)
Noninterest expenses	45,215	44,341	874
Income before income taxes	13,674	11,844	1,830
Income tax expense	3,300	2,297	1,003
Net income	$10,374	$9,547	$827
Less preferred stock dividends and discount accretion	1,461	1,439	22
Net income available to common shareholders	$8,913	$8,108	$805

Basic and diluted net income per common share	$1.19	$1.09	$.10

Weighted average common shares outstanding – basic and diluted	7,473	7,454	19
Return on average assets	.77%	.68%	9 bp
Return on average equity	8.25%	7.82%	43 bp
bp = basis points.

Net Interest Income

Net interest income was $40.8 million for the first nine months of 2013, an increase of $1.1 million or 2.9% compared to $39.6 million for the first nine months of the prior year. The improvement was made up of lower interest expense of $5.3 million or 36.6%, partially offset by a decrease in interest income of $4.1 million or 7.7%. The Company’s overall cost of funds decreased to 0.90% compared to 1.33% for the prior year. Similar to the quarterly comparison, the decrease to interest income and interest expense is attributed to both rate and volume declines of interest earning assets and interest paying liabilities. Rate and volume declines are the result of an overall sluggish economy and competitive pressures combined with the Company’s strategy of being more selective in pricing its loans and deposits in an effort to improve credit quality, net interest margin, overall profitability, and capital position. In general, the Company is earning and paying less interest from its earning assets and funding sources as average rates earned and paid have decreased. This includes repricing of variable and floating rate assets and liabilities that have reset to overall lower amounts since their previous repricing date as well as activity related to new earning assets and funding sources in a low interest rate environment. In periods of low loan demand, available funds are invested in lower yielding investment securities or cash equivalents.

Nearly all of the Company’s interest income and interest expense categories have declined in the nine-month comparison. The $4.1 million decrease from interest income is primarily made up of lower interest from investment securities and loans of $2.2 million or 19.0% and $1.9 million or 4.6%, respectively. Interest income on taxable investment securities decreased $2.4 million or 24.3% due to both a 32 basis point decrease in yield and lower average balances outstanding of $70.0 million or 12.9%. Average taxable investment securities decreased from a year ago mainly due to a decline in long-term borrowings and deposits. Proceeds received from maturing or sold investment securities not needed to fund higher-earning loans have either been reinvested into nontaxable investment securities or used to manage liquidity, such as for deposit outflows or repayment of long-term debt obligations. A higher proportion of amounts reinvested into securities have been directed to nontaxable issues. Interest income from nontaxable investment securities increased $224 thousand or 13.5% due to higher volume. While the average yield on nontaxable investments decreased in the comparison, average balances have increased as the related tax equivalent yields are more attractive as well as fitting within overall asset/liability management strategies.

The decrease in interest income from loans was driven primarily by lower average balances outstanding of $37.0 million or 3.5%, primarily from a lack of high quality loan demand. The average rate earned on loans decreased eight basis points to 5.4%, which also contributed to the decrease in interest income to a lesser extent.

The $5.3 million decrease in interest expense is attributed to lower interest expense on long-term borrowings and deposits of $2.6 million or 36.3% and $2.7 million or 37.0%, respectively, which reduced the overall cost of funds to 0.90%. The decrease in interest on long-term borrowings is due to the combination of a $54.2 million or 23.5% lower average balance outstanding and a 68 basis point decrease in the average rate paid. The decrease in the average balance was driven by a $50.0 million principal repayment during the fourth quarter of 2012 related to the Company’s 2007 balance sheet leverage transaction. The average rate paid on long-term borrowings decreased in the comparison mainly due to the repricing of $23.2 million of 6.60% fixed rate borrowings to a floating interest rate of three-month LIBOR plus 132 basis points, which occurred during the fourth quarter of 2012. The interest rate for this borrowing as of the last determination date in the period was 1.59%.

The decrease in interest expense on deposits is due to a $2.7 million or 40.7% decline in interest on time deposits, which reflects both volume and rate declines. The Company has repriced higher-rate maturing time deposits downward to lower current market rates or allowed them to mature without renewal, as liquidity has been adequate. Average outstanding balances of time deposits were $514 million for the current period, a decrease of $87.4 million or 14.5% compared to a year ago. The average rate paid on time deposits was 1.0% and 1.5% for the current and prior year periods, respectively.

The net interest margin on a taxable equivalent basis was 3.40% for the first nine months of 2013, an increase of 24 basis points from 3.16% for the same period of 2012. The spread between the average rate earned on earning assets and the average rate paid on interest bearing liabilities was 3.24% and 2.94% for 2013 and 2012, respectively. The increase in spread was driven by a 43 basis point decrease in the overall cost of funds, which more than offset a 13 basis point decline in the overall yield on earning assets. The Company expects its net interest margin to remain relatively flat or trend downward in the near term according to internal modeling using expectations about future market interest rates, the maturity structure of the Company’s earning assets and liabilities, and other factors. Future results could be significantly different than expectations.

The following tables present an analysis of net interest income for the nine months ended September 30.

Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential

Nine Months Ended September 30,	2013			2012
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities
Taxable	$472,503	$7,599	2.15%	$542,536	$10,044	2.47%
Nontaxable[1]	108,200	2,796	3.45	86,828	2,444	3.76
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell	66,851	117	.23	59,500	102	.23
Loans[1,2,3]	1,007,309	40,684	5.40	1,044,271	42,849	5.48
Total earning assets	1,654,863	$51,196	4.14%	1,733,135	$55,439	4.27%
Allowance for loan losses	(23,461)			(27,400)
Total earning assets, net of allowance for loan losses	1,631,402			1,705,735
Nonearning Assets
Cash and due from banks	23,336			24,814
Premises and equipment, net	36,266			37,968
Other assets	109,309			98,211
Total assets	$1,800,313			$1,866,728
Interest Bearing Liabilities
Deposits
Interest bearing demand	$305,339	$166	.07%	$279,357	$183	.09%
Savings	330,396	485	.20	308,452	466	.20
Time	513,771	3,959	1.03	601,147	6,671	1.48
Federal funds purchased and other short-term borrowings	28,521	60	.28	26,010	74	.38
Securities sold under agreements to repurchase and other long-term borrowings	176,397	4,487	3.40	230,556	7,040	4.08
Total interest bearing liabilities	1,354,424	$9,157	.90%	1,445,522	$14,434	1.33%
Noninterest Bearing Liabilities
Demand deposits	249,960			232,474
Other liabilities	27,730			25,591
Total liabilities	1,632,114			1,703,587
Shareholders’ equity	168,199			163,141
Total liabilities and shareholders’ equity	$1,800,313			$1,866,728
Net interest income		42,039			41,005
TE basis adjustment		(1,260)			(1,364)
Net interest income		$40,779			$39,641
Net interest spread			3.24%			2.94%
Impact of noninterest bearing sources of funds			.16			.22
Net interest margin			3.40%			3.16%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

2Loan balances include principal balances on nonaccrual loans.

3Loan fees included in interest income amounted to $1.0 million and $931 thousand in 2013 and 2012, respectively.

Analysis of Changes in Net Interest Income (tax equivalent basis)

(In thousands)	Variance	Variance Attributed to
Nine Months Ended September 30,	2013/2012[1]	Volume	Rate

Interest Income
Taxable investment securities	$(2,445)	$(1,220)	$(1,225)
Nontaxable investment securities[2]	352	667	(315)
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell	15	15	-
Loans[2]	(2,165)	(1,533)	(632)
Total interest income	(4,243)	(2,071)	(2,172)
Interest Expense
Interest bearing demand deposits	(17)	28	(45)
Savings deposits	19	19	-
Time deposits	(2,712)	(877)	(1,835)
Federal funds purchased and other short term borrowings	(14)	11	(25)
Securities sold under agreements to repurchase and other long-term borrowings	(2,553)	(1,493)	(1,060)
Total interest expense	(5,277)	(2,312)	(2,965)
Net interest income	$1,034	$241	$793
Percentage change	100.0%	23.3%	76.7%

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.

2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Provision for Loan Losses

The Company recorded a credit to the provision for loan losses in the amount of $1.6 million for the current nine months compared to a charge of $2.1 million for the prior year. The allowance for loan losses as a percentage of outstanding loans (net of unearned income) was 2.17% at September 30, 2013 compared to 2.43% and 2.47% at year-end 2012 and September 30, 2102, respectively. The decrease in the provision for loan losses is attributed to improving trends in the credit quality of the loan portfolio, improving historical loss rates, and a smaller loan portfolio. Further information about improvements in the Company’s overall credit quality is included under the captions “Allowance for Loan Losses” and “Nonperforming Loans” that follows.

Net charge-offs were $916 thousand for the current nine months, a decrease of $4.3 million or 82.3% compared to $5.2 million for 2012. On an annualized basis, net charge-offs were 0.12% of average loans outstanding for the current nine months compared to 0.66% for the prior year.

Noninterest Income

The components of noninterest income are as follows for the periods indicated:

Nine Months Ended September 30, (In thousands)	2013	2012	Increase (Decrease)
Service charges and fees on deposits	$6,094	$6,080	$14
Allotment processing fees	3,724	3,932	(208)
Other service charges, commissions, and fees	3,738	3,332	406
Trust income	1,451	1,404	47
Investment securities (losses) gains, net	(58)	964	(1,022)
Gain on sale of mortgage loans, net	867	1,364	(497)
Income from company-owned life insurance	716	1,289	(573)
Other	(2)	241	(243)
Total noninterest income	$16,530	$18,606	$(2,076)

The $208 thousand or 5.3% decrease in allotment processing fees is attributed primarily to volume declines, due in part to reductions in military troop levels and deployments. Other service charges, commissions, and fees are up $406 thousand or 12.2% primarily due to an increase related to interchange fees and loan servicing of $230 thousand or 13.2% and $68 thousand or 24.2%, respectively.

For investment securities, the net loss for the current year is mainly attributed to a single municipal bond where the issuer participated in the Build America Bond (“BAB”) program. BAB is a federal government program whereby the U.S. Treasury pays a direct subsidy to the issuer to support interest costs of qualified bonds. Federal budget sequestration events during 2013 reduced the subsidy to the issuer, triggering an extraordinary redemption feature related to such bonds. This bond had a carrying value in excess of its par value due to the unamortized premium. The issuer redeemed the bond at par value, which resulted in a loss. Given the current interest rate environment, the Company does not expect any of its remaining investments that are part of the BAB program to be called or refinanced prior to maturity that will result in a loss. The net gain recorded in the prior year is attributed to normal asset/liability management strategies, whereby the Company periodically sells investment securities to lock in gains, increase yield, restructure expected future cash flows, and/or enhance its capital position.

Net gains from the sale of mortgage loans decreased $497 thousand or 36.4% due to a decline in sales volume of $16.7 million or 28.4%. The decrease in sales volume is attributed to higher market interest rates in the current period, which has slowed the demand for mortgage lending, combined with an upward spike in sales activity of the prior year. The prior year activity was fueled by an overall low interest rate environment, but which showed a temporary upward movement in rates that prompted many borrowers to refinance or purchase a home in anticipation that rates would further rise.

Income from company-owned life insurance decreased mainly because the prior year includes a nonrecurring gain in the amount of $529 thousand related to death benefit proceeds. The $243 thousand decrease in other income is mainly due to lower data processing fees of $139 thousand or 64.7% and a higher loss related to the Company’s equity interest in a low income tax credit partnership of $81 thousand or 47.8%. The decline in data processing fees is attributed to the winding down of the depository services contract with the Commonwealth of Kentucky, which terminated in June 2012.

Noninterest Expense

The components of noninterest expense are as follows for the periods indicated:

Nine Months Ended September 30, (In thousands)	2013	2012	Increase (Decrease)
Salaries and employee benefits	$21,784	$20,999	$785
Occupancy expenses, net	3,578	3,606	(28)
Equipment expenses	1,760	1,757	3
Data processing and communication expense	2,972	3,211	(239)
Bank franchise tax	1,803	1,793	10
Amortization of intangibles	405	761	(356)
Deposit insurance expense	1,698	2,039	(341)
Other real estate expenses, net	4,781	3,197	1,584
Legal expenses	575	989	(414)
Other	5,859	5,989	(130)
Total noninterest expense	$45,215	$44,341	$874

The increase in salaries and employee benefits includes higher benefit expense of $400 thousand or 11.0%, which was mainly driven by higher health insurance claims related to the Company’s self-funded insurance plan. The $239 thousand or 7.4% decrease in data processing and communication expenses is attributed both to cost savings related to an agreement the Company announced during the first quarter of 2012 to reduce its debit card processing expenses and to cost reductions associated with the termination of the Company’s depository services contract with the Commonwealth of Kentucky.

Amortization of intangible assets declined as a result of actuarial determined reductions related to core deposit and customer relationship intangible assets arising from previous business acquisitions. Deposit insurance expense decreased primarily as a result of the improved risk rating by the FDIC of one of the Company’s bank subsidiaries, which reduced the assessment rate applicable in determining the amount payable for deposit insurance. The decrease in legal expenses relates primarily to problem loans in the normal course of business. The prior year also includes nonrecurring expenses of $122 thousand related to registering the Company’s Series A preferred shares to be sold by the U.S. Treasury to third party investors.

Net other real estate expenses include impairment charges of $3.8 million for the current year to adjust the carrying value down to estimated fair value less costs to sell. Impairment charges are $1.6 million or 72.4% higher in 2013 compared to a year ago. Impairment charges for 2013 include $2.4 million related to five larger-balance properties. Other real estate expenses also include a lower net loss on the sale of repossessed properties in the amount of $217 thousand, which offset higher operating expenses of $207 thousand or 27.5%.

Income Taxes

Income tax expense was $3.3 million for the first nine months of 2013, an increase of $1.0 million or 43.7% compared to $2.3 million for a year earlier. The effective income tax rates were 24.1% and 19.4% for 2013 and 2012, respectively. The increase in income tax expense and the effective tax rate for 2013 is attributed primarily to a combination of lower tax credits and the relative amount of tax-free income to total income. Tax credits that have been utilized by the Company over a number of years related to Qualified Zone Academy Bonds were fully exhausted during 2012. In addition, the taxable portion of total revenues has increased more in proportion to the nontaxable revenues.

FINANCIAL CONDITION

Total assets were $1.8 billion at September 30, 2013, relatively unchanged from year-end 2012. Investment securities and loans increased $12.9 million or 2.3% and $5.1 million or 0.5%, respectively. Cash and cash equivalents decreased $12.0 million or 12.5% and other real estate owned fell $10.9 million or 20.7%.

The increase in investment securities was driven by net purchases of $31.7 million, partially offset by a decrease in the unrealized gain on available for sale securities in the amount of $14.7 million or 101%. The decrease in the value of the available for sale investment securities portfolio is attributed to an overall increase in market interest rates occurring during 2013, primarily beginning during the second quarter. The decrease in other real estate owned was driven by the sale of repossessed properties with an aggregate recorded investment of $12.7 million. Additions of new repossessed properties totaled $5.6 million and impairment charges were $3.8 million.

Total liabilities were $1.6 billion at September 30, 2013, relatively unchanged from year-end 2012. Total deposits decreased $7.3 million or 0.5%, partially offset by higher borrowed funds of $6.7 million or 3.3%. All other liabilities increased $3.8 million or 14.6%, of which $1.9 million represents payment clearing amounts related to customer debit card activity.

Shareholders’ equity was $168 million at September 30, 2013, unchanged from year-end 2012. Fluctuations within total equity include a decrease in the after-tax unrealized gain on available for sale investment securities in the amount of $9.5 million partially offset by an increase in retained earnings of $8.9 million or 11.2%. All other elements of shareholders’ equity increased $594 thousand or 0.8% in the aggregate. The decrease in the market value of available for sale investment securities is attributed to a rise in longer-term market interest rates that spiked during the second quarter. The increase in retained earnings is attributed to net income of $10.4 million partially offset by dividends and accretion totaling $1.5 million on outstanding preferred shares.

Temporary Investments

Temporary investments consist of interest bearing deposits in other banks and federal funds sold and securities purchased under agreements to resell. The Company uses these funds in the management of liquidity and interest rate sensitivity or as a short-term holding prior to subsequent movement into other investments with higher yields or for other purposes. At September 30, 2013, temporary investments were $57.9 million, a decrease of $10.5 million or 15.4% compared to $68.4 million at year-end 2012. Temporary investments averaged $66.9 million for the current nine months, relatively unchanged compared to $66.8 million for the year ended December 31, 2012.

Investment Securities

The investment securities portfolio is comprised primarily of residential mortgage-backed securities, tax-exempt securities of states and political subdivisions, and debt securities issued by U.S. government-sponsored agencies. Substantially all of the Company’s investment securities are designated as available for sale. Proceeds received from maturing or called investment securities not needed to fund higher-earning loans are either reinvested in similar investments or used to manage liquidity, such as for deposit outflows or other payment obligations. Total investment securities had a carrying amount of $587 million at September 30, 2013, an increase of $12.9 million or 2.3% compared to $574 million at year-end 2012.

The increase in investment securities was driven by net purchases of $31.7 million, partially offset by a decrease in the unrealized gain on available for sale securities in the amount of $14.7 million or 101%. Premium amortization was $4.2 million for the first nine months of 2013 compared to $4.1 million for the comparable period of 2012. The decrease in the value of the available for sale securities portfolio is attributed to a general shift downward in bond prices, particularly for the longer term maturity periods. Bond prices fell sharply during the second quarter of 2013, but were relatively stable during the third quarter. The decrease in bond prices occurred primarily as a result of the market’s response to changing perceptions about monetary tightening by the Federal Reserve through its level and timing of bond purchasing activity. The resulting higher interest rates also increased volatility, which furthered the price declines. As market interest rates increase, the value of fixed rate investments decreases.

At September 30, 2013, investment securities include $5.9 million amortized cost amounts of single-issuer trust preferred capital securities of a U.S. based global financial services firm with an estimated fair value of $4.9 million. This represents a decrease in fair value of $118 thousand or 2.4% compared to $5.0 million at year-end 2012. These securities experienced recent high price points during the first and second quarters of 2013, with an improvement in market value of $112 thousand or 2.3% at the end of the third quarter compared to the linked quarter.

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

Loans

Loans, net of unearned income, were $1.0 billion at September 30, 2013, an increase of $5.1 million or 0.5% from year-end 2012. While the Company continues its efforts to strengthen customer relationships and business development initiatives, high quality loan demand remains soft. The Company continues to take a measured and cautious approach to loan originations while working to reduce high levels of nonperforming assets in a slow growth economy.

The composition of the loan portfolio, net of unearned income, is summarized in the table below.

	September 30, 2013		December 31, 2012
(Dollars in thousands)	Amount	%	Amount	%

Commercial, financial, and agriculture	$96,609	9.6%	$87,440	8.7%
Real estate mortgage– construction and land development	106,870	10.6	102,454	10.2
Real estate mortgage - residential	371,292	36.8	368,762	36.7
Real estate mortgage - farmland and other commercial enterprises	418,690	41.4	425,477	42.3
Installment	15,436	1.5	18,247	1.8
Lease financing	1,234	.1	2,615	.3
Total	$1,010,131	100.0%	$1,004,995	100.0%

On an average basis, loans represented 60.9% of earning assets for the current nine month period, an increase of 75 basis points compared to 60.1% for the year 2012. The low level of loans as a percentage of earning assets reflects the overall lack of high quality loan demand for which the Company desires. As loan demand fluctuates, available funds are reallocated between loans and temporary investments or investment securities, which typically involve a decrease in credit risk and corresponding lower yields.

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

The allowance for loan losses was $21.9 million or 2.17% of outstanding loans (net of unearned income) at September 30, 2013. This compares to $24.4 million or 2.43% of net loans outstanding at year-end 2012. The decrease in the allowance as a percentage of net loans outstanding from year-end 2012 is the result of a low level of net charge-offs and a credit to the provision for loan losses of $1.6 million. As a percentage of nonperforming loans, the allowance for loan losses was 42.6% at September 30, 2013, a decrease of 277 basis points compared to 45.4% at year-end 2012.

The decrease in the allowance for loan losses from year-end 2012 is mainly the result of an improvement in the historical loss rates and current risk factors applied to the general portion of the loan portfolio. Specific reserve allocations on individually identified impaired loans also improved, decreasing $149 thousand or 2.9%. Historical loss rates have improved as lower recent charge-off activity has replaced the higher levels that had been included in the early part of the Company’s look-back period used in its allowance for loan losses methodology. During the third quarter of 2013, the Company lengthened the look-back period it uses to determine historical loss rates to the previous 16 quarters from 12 quarters. The change in the look-back period resulted from the Company’s ongoing monitoring and evaluation of the adequacy of its allowance for loan losses. The longer look-back period better reflects the Company’s loss estimates based on current market conditions. Lengthening the look-back period resulted in a $320 thousand increase in the allowance for loan losses. The decrease in historical loss rates and charge-off activity relate primarily to stabilization in the value of real estate, which serves as collateral for nearly 90% of the Company’s loan portfolio. The rapid declines in real estate values experienced beginning in 2008 and continuing through 2011 have leveled off, and the allowance for loan losses reflects this improvement.

The overall trend in the credit quality of the loan portfolio has improved during 2013. Certain credit quality measures are summarized in the table that follows.

(Dollars in thousands)	September 30, 2013	December 31, 2012	Increase (Decrease)	Percentage Change
Nonperforming loans	$51,498	$53,860	$(2,362)	(4.4)%
Nonaccrual loans	25,063	27,408	(2,345)	(8.6)
Loans past due 30-89 days and still accruing	2,533	5,140	(2,607)	(50.7)
Loans graded substandard or below	82,627	90,855	(8,228)	(9.1)
Impaired loans	62,281	63,889	(1,608)	(2.5)
Loans, net of unearned income	1,010,131	1,004,995	5,136	.5

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

Nonperforming loans were $51.5 million at September 30, 2013, a decrease of $2.4 million or 4.4% compared to $53.9 million at year-end 2012. While nonperforming loan totals have shown improvement from year-end, the high level that still exists is a result of the ongoing weaknesses of a slow growth economy, which continues to strain many of the Company’s customers. Nonperforming loans have declined $56.4 million or 52.3% from their peak of $108 million, which occurred during the first quarter of 2010. Nonperforming loans at September 30, 2013 and December 31, 2012, presented by loan class, are summarized in the table that follows.

Nonperforming Loans

(In thousands)	September 30, 2013	December 31, 2012
Nonaccrual Loans
Real Estate:
Real estate mortgage - construction and land development	$6,332	$7,700
Real estate mortgage - residential	5,538	6,025
Real estate mortgage - farmland and other commercial enterprises	13,004	12,878
Commercial:
Commercial and industrial	138	649
Lease financing	29	53
Consumer:
Secured	22	9
Unsecured	-	94
Total nonaccrual loans	$25,063	$27,408

Restructured Loans
Real Estate:
Real estate mortgage - construction and land development	$4,391	$8,736
Real estate mortgage - residential	4,912	634
Real estate mortgage - farmland and other commercial enterprises	17,086	16,940
Consumer:
Secured	8	-
Unsecured	38	39
Total restructured loans	$26,435	$26,349

Past Due 90 Days or More and Still Accruing
Real Estate:
Real estate mortgage - farmland and other commercial enterprises	$-	$103
Total past due 90 days or more and still accruing	$-	$103

Total nonperforming loans	$51,498	$53,860

Ratio of total nonperforming loans to total loans (net of unearned income)	5.1%	5.4%

The most significant components of nonperforming loans include nonaccrual and restructured loans. Activity during 2013 related to these two components was as follows:

(In thousands)	Nonaccrual Loans	Restructured Loans
Balance at December 31, 2012	$27,408	$26,349
Loans placed on nonaccrual status	9,252	(18)
Loans restructured	-	928
Principal paydowns	(5,376)	(824)
Transfers to performing status	(203)	-
Transfers to other real estate owned	(4,981)	-
Charge-offs	(1,037)	-
Balance at September 30, 2013	$25,063	$26,435

The Company’s comprehensive risk-grading and loan review program includes a review of loans to assess risk and assign a grade to those loans, a review of delinquencies, and an assessment of loans for needed charge-offs or placement on nonaccrual status. The Company had loans in the amount of $82.9 million and $104 million at September 30, 2013 and year-end 2012, respectively, which were performing but considered potential problem loans and are not included in the nonperforming loan totals in the tables above. These loans, however, are considered in establishing an appropriate allowance for loan losses. The balance outstanding for potential problem credits is mainly a result of ongoing weaknesses in the overall economy that continue to strain many of the Company’s customers. Potential problem loans include a variety of borrowers and are secured primarily by various types of real estate including commercial, construction properties, and residential real estate developments. The $21.1 million or 20.3% decrease since year-end in the level of potential problem loans is attributed primarily to an overall improvement in credit quality. The five largest potential problem credits were $17.0 million and $18.2 million in the aggregate at September 30, 2013 and year-end 2012, respectively.

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

Other Real Estate

Other real estate owned (“OREO”) includes real estate properties acquired by the Company through, or in lieu of, actual foreclosure. At September 30, 2013, OREO was $41.7 million, a decrease of $10.9 million or 20.7% compared with $52.6 million at year-end 2012. OREO activity for 2013 was as follows:

(In thousands)	Amount
Balance at December 31, 2012	$52,562
Transfers from loans	5,589
Proceeds from sales	(12,695)
Loss on sales, net	(24)
Write downs and other decreases, net	(3,771)
Balance at September 30, 2013	$41,661

The decrease in OREO was driven primarily by the sale of ten larger-balance properties having an aggregate recorded investment of $7.7 million. This includes five real estate development projects totaling $4.2 million, three commercial real estate properties totaling $2.4 million, and two residential real estate properties totaling $1.1 million. The $3.8 million of write downs for the period include $2.4 million attributed to five separate properties, including $1.3 million related to two real estate construction projects and $1.1 million related to three commercial properties.

Deposits

A summary of the Company’s deposits are as follows for the periods indicated.

	End of Period			Average
(In thousands)	September 30, 2013	December 31, 2012	Increase (Decrease)	Nine Months September 30, 2013	Twelve Months December 31, 2012	Increase (Decrease)
Noninterest Bearing	$267,270	$254,912	$12,358	$249,960	$238,443	$11,517

Interest Bearing
Demand	301,920	296,931	4,989	305,339	281,076	24,263
Savings	341,827	318,302	23,525	330,396	311,724	18,672
Time	492,468	540,665	(48,197)	513,771	588,544	(74,773)
Total interest bearing	1,136,215	1,155,898	(19,683)	1,149,506	1,181,344	(31,838)

Total Deposits	$1,403,485	$1,410,810	$(7,325)	$1,399,466	$1,419,787	$(20,321)

The decrease in total end of period deposits was driven by lower time deposits of $48.2 million or 8.9%. The decrease in time deposits is a result of the Company’s overall liquidity position and reflects a strategy to lower the overall cost of funds, mainly by allowing higher-rate certificates of deposit to roll off or reprice at significantly lower interest rates. Many of those balances have been rolled into other types of interest bearing accounts or noninterest bearing demand accounts by the customer. As rates have decreased throughout the deposit portfolio, many customers have opted to transfer funds from maturing time deposits or investments from other sources into short-term demand or savings accounts. The Company has not sought out or accepted brokered deposits in the past nor does it have plans to do so in the future.

Borrowed Funds

Total borrowed funds were $209 million at September 30, 2013, up $6.7 million or 3.3% from $202 million at year-end 2012. Long-term borrowings decreased $2.1 million or 1.2% due to scheduled principal repayments of federal home loan bank borrowings. Short-term borrowings increased $8.8 million or 36.5%. Short-term borrowings primarily represent repurchase agreements entered into with commercial depositors and, to a lesser extent, federal funds purchased through relationships with downstream correspondent banks.

LIQUIDITY

The primary source of funds for the Parent Company is the receipt of dividends from its subsidiary banks, cash balances maintained, and borrowings from nonaffiliated sources. Payment of dividends by the Company’s subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. In addition, United Bank & Trust Company (“United Bank”) and Citizens Bank of Northern Kentucky, Inc. (“Citizens Northern”) each must obtain regulatory approval to declare or pay dividends to the Parent Company as a result of increased capital required in connection with prior regulatory exams. Capital ratios at each of the Company’s four subsidiary banks exceed regulatory established “well-capitalized” status at September 30, 2013 under the prompt corrective action regulatory framework; however, United Bank and Citizens Northern are required to maintain capital ratios at higher levels as outlined in their regulatory agreements.

The Parent Company’s primary uses of cash include the payment of dividends to its preferred and common shareholders, injecting capital into subsidiaries, paying interest expense on borrowings, and paying for general operating expenses. Due to an agreement with its regulators, the Parent Company must obtain regulatory approval prior to making dividend payments on its preferred and common stock and interest payments on its trust preferred borrowings. While regulatory agencies have so far granted approval to all of the Company’s requests to make dividend payments on its preferred stock and interest payments on its trust preferred securities, the Company has not (based on the assessment by Company management of both the Company’s capital position and the earnings of its subsidiaries) sought regulatory approval to pay any dividend on its common stock since the fourth quarter of 2009.  Moreover, the Company will not pay any such dividend on its common stock in any future quarter until the regulator’s assessment of the earnings of the Company’s subsidiaries, and the Company’s assessment of its capital position, both yield the conclusion that the payment of a Company common stock dividend is warranted.

The Parent Company had cash balances of $30.8 million at September 30, 2013, an increase of $6.1 million or 24.5% from $24.8 million at year-end 2012. Significant cash receipts of the Parent Company for the first nine months of 2013 include dividend payments from its bank subsidiaries of $8.4 million and management fees from subsidiaries of $2.8 million. Significant cash payments by the Parent Company for the same period include $1.8 million for salaries, payroll taxes, and employee benefits, $1.1 million for the payment of dividends on its outstanding preferred stock, and $652 thousand of interest on trust preferred borrowings.

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

As of September 30, 2013, the Company had $258 million of additional borrowing capacity under various FHLB, federal funds, and other borrowing agreements. However, there is no guarantee that these sources of funds will continue to be available to the Company, or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in the Company’s liquidity from these sources. The Company’s borrowing capacity has increased $38.9 million or 17.8% since year-end 2012 primarily as a result of additional amounts available from the FHLB due to improving credit quality of the Company’s loan portfolio.

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

Liquid assets consist of cash, cash equivalents, and available for sale investment securities. At September 30, 2013, consolidated liquid assets were $670 million, relatively unchanged from year-end 2012. Cash and due from decreased $12.0 million or 12.9%, but were offset by a $12.9 million or 2.3% increase in available for sale investment securities. The Company’s liquidity position remains elevated mainly as a result of the Company’s overall net funding position and weak loan demand. The Company’s overall funding position changes as loan demand, deposit levels, and other sources and uses of funds fluctuate.

Net cash provided by operating activities was $22.5 million and $22.4 million for the first nine months of 2013 and 2012, respectively. Net cash used in investing activities was $32.8 million for 2013 compared to an overall net inflow of $37.3 million for the prior year. This represents a change of $70.1 million and is due primarily to loan and investment securities activity. For loans, the Company had net origination activity of $6.8 million for the first nine months of 2013 mainly as a result of an increase in loan demand occurring during the first quarter. For 2012, net principal collections were $31.1 million as paydowns exceeded origination activity. For investment securities, the Company had net cash outflows of $31.7 million for 2013 compared to $1.2 million for a year earlier. Net cash outflows for investment securities represent purchases made during the period, net of proceeds from sales, maturities, and calls. For 2013, excess cash flows were used more for purchasing investment securities, while in 2012 excess funds went more to fund deposit runoff and debt repayments.

Net cash used in financing activities was $1.7 million and $43.8 million for the first nine months of 2013 and 2012, respectively. This represents a decrease of $42.1 million or 96.2% in the comparison. The decrease in net cash used in financing activities relates primarily to deposit and borrowing activity. For 2013, net outflow related to deposit runoff was $7.3 million compared to $31.1 million for 2012. The Company received net cash of $8.8 million from short-term borrowings sources in 2013 compared to a net repayment of $1.3 million for 2012. For long-term borrowings, net principal repayments of $2.1 million were made for 2013 compared to $10.3 million for 2012.

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

CAPITAL RESOURCES

Shareholders’ equity was $168 million at September 30, 2013, unchanged from year-end 2012. The more significant changes within total equity include a decrease in the after-tax unrealized gain on available for sale investment securities in the amount of $9.5 million partially offset by an increase in retained earnings of $8.9 million or 11.2%. All other components of shareholders’ equity increased $594 thousand or 0.8% in the aggregate. The market value of available for sale investment securities decreased mainly due to higher longer-term market interest rates which spiked during the second quarter. The increase in retained earnings is attributed to net income of $10.4 million partially offset by dividends and accretion totaling $1.5 million on outstanding preferred shares.

On January 9, 2009, the Company issued 30 thousand shares of Series A, no par value cumulative perpetual preferred stock. The Series A preferred shares pay a cumulative cash dividend quarterly at 5% per annum during the first five years the preferred shares are outstanding and reset to 9% thereafter if not redeemed. The Company’s goal is to repurchase the preferred shares either in whole or in part prior to the dividend rate resetting to 9%, using internally generated cash flows for the potential repurchase. Redemption of the preferred shares is subject to approval by the Company’s banking regulators. While the Company may have sufficient funds to redeem part or all of the outstanding preferred shares prior to the dividend reset date in the first quarter of 2014, it is unlikely that banking regulators will grant approval until further progress is made under the current regulatory agreements in place at two of its bank subsidiaries. The amount of outstanding preferred shares redeemed, if any, will be determined by the level of funds available and both near and long term projections of liquidity and operating needs.

The Parent Company is under no directive by its regulators to raise any additional capital, although it periodically evaluates potential capital raising scenarios. However, no determination has been made as to if or when a capital raise will be completed. Net proceeds from a potential sale of securities could be used for any corporate purpose determined by the Company’s board of directors.

The Company’s tangible capital ratio was 9.23% at September 30, 2013 and year-end 2012. The tangible capital ratio is defined as tangible equity as a percentage of tangible assets and excludes intangible assets. Tangible common equity to tangible assets, which further excludes outstanding preferred stock, was 7.58% and 7.59% at quarter end and the prior year-end, respectively.

Consistent with the objective of operating a sound financial organization, the Company’s goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios and the regulatory minimums are as follows as of the dates indicated.

	September 30, 2013			December 31, 2012
	Tier 1 Risk-based Capital[1]	Total Risk-based Capital[1]	Tier 1 Leverage[2]	Tier 1 Risk-based Capital[1]	Total Risk-based Capital[1]	Tier 1 Leverage[2]
Consolidated	18.57%	19.82%	11.80%	18.27%	19.53%	11.24%

Farmers Bank & Capital Trust Company	17.99	19.25	10.04	17.94	19.20	9.68
United Bank[3]	15.08	16.35	9.70	15.41	16.69	9.45
First Citizens Bank	13.47	14.23	9.55	13.57	14.46	9.42
Citizens Northern[3]	13.25	14.50	9.54	12.97	14.22	9.36

Regulatory minimum	4.00	8.00	4.00	4.00	8.00	4.00
Well-capitalized status	6.00	10.00	5.00	6.00	10.00	5.00

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

Regulatory Agreements

The Parent Company, United Bank, and Citizens Northern are each a party to supervisory agreements with their primary banking regulator. These agreements are summarized in Note 11 to the unaudited condensed consolidated financial statements of this Form 10-Q. These agreements are also discussed in significantly greater detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 under the caption “Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. An agreement entered into during 2009 between Farmers Bank & Capital Trust Company and its primarily regulator was terminated during the first quarter 2013 as a result of satisfactory compliance.

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

The Parent Company maintains cash available to fund a certain amount of additional injections of capital to its bank subsidiaries. If needed, further amounts in excess of available cash may be funded by future public or private sales of securities, although the Parent Company is currently under no directive by its regulators to raise any additional capital.

Citizens Northern. The Kentucky Department of Financial Institutions (“KDFI”) and the Federal Deposit Insurance Corporation (“FDIC”) entered into a Memorandum with Citizens Northern on September 8, 2010. That Memorandum was terminated July 7, 2013 upon the issuance of an updated Memorandum. The new Memorandum includes a few new items in addition to the items from the first Memorandum, including an increase in the required minimum Tier I Leverage to 9.0% from 8.0%. At September 30, 2013, Citizens Northern had a Tier I Leverage ratio of 9.54% and a Total Risk-based Capital ratio of 13.25%.

In addition to the above capital requirement, under the Memorandum, Citizens Northern agreed to:

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
b)	Comply with applicable laws, rules, regulations, and regulatory policies; and
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

At September 30, 2013, the model indicated that if rates were to gradually increase by 75 basis points during the remainder of the calendar year, then net interest income and net income would decrease 0.1% and 0.3%, respectively for the year ending December 31, 2013 when compared to the forecasted results for the most likely rate environment. The model indicated that if rates were to gradually decrease by 75 basis points over the same period, then net interest income and net income would decrease 0.1% and 0.2%, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended September 30, 2013 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2013, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. It is the opinion of management, after discussion with legal counsel, that the disposition or ultimate resolution of such claims and legal actions will not have a material effect upon the consolidated financial statements of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

At various times, the Company’s Board of Directors has authorized the purchase of shares of the Company’s outstanding common stock. No stated expiration dates have been established under any of the previous authorizations. There were no Company shares purchased during the quarter ended September 30, 2013. There are 84,971 shares that may still be purchased under the various authorizations. However, the Company must be granted permission by the Federal Reserve Bank of St. Louis and the KDFI before it can repurchase or redeem any of its outstanding common or preferred stock as a result of its regulatory agreement.

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

31.1**	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	CEO & CFO Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

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

Date:	November 6, 2013	/s/ Lloyd C. Hillard, Jr.
Lloyd C. Hillard, Jr.
President and CEO
(Principal Executive Officer)

Date:	November 6, 2013	/s/ Doug Carpenter
C. Douglas Carpenter
Executive Vice President, Secretary, and CFO
(Principal Financial and Accounting Officer)