Form 10-K
period 2013-12-31
FARMERS CAPITAL BANK CORP
filed 2014-03-07
CIK 713095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-14412

Farmers Capital Bank Corporation
(Exact name of registrant as specified in its charter)

Kentucky	61-1017851
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

P.O. Box 309 202 West Main St.
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

The aggregate market value of the registrant’s outstanding voting stock held by non-affiliates on June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was $147 million based on the closing price per share of the registrant’s common stock reported on the NASDAQ.

As of March 1, 2014, there were 7,479,614 shares of common stock outstanding.

Documents incorporated by reference:

Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2014 Annual Meeting of Shareholders are incorporated by reference into Part III.

An index of exhibits filed with this Form 10-K can be found on page 136.

FARMERS CAPITAL BANK CORPORATION

FORM 10-K

PART I

Item 1. Business

The disclosures set forth in this item are qualified by Item 1A (“Risk Factors”) beginning on page 23 and the section captioned “Forward-Looking Statements” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) beginning on page 39 of this report and other cautionary statements contained elsewhere in this report.

Organization

Farmers Capital Bank Corporation (the “Registrant,” “Company,” “we,” “us,” or “Parent Company”) is a bank holding company with four wholly-owned bank subsidiaries. The Registrant was originally formed as a bank holding company under the Bank Holding Company Act of 1956, as amended, on October 28, 1982 under the laws of the Commonwealth of Kentucky (“Commonwealth”). The Company provides a wide range of banking and bank-related services to customers throughout Central and Northern Kentucky. The Company’s four bank subsidiaries include Farmers Bank & Capital Trust Company ("Farmers Bank"), Frankfort, Kentucky; United Bank & Trust Company ("United Bank"), Versailles, Kentucky; First Citizens Bank (“First Citizens”), Elizabethtown, Kentucky; and Citizens Bank of Northern Kentucky, Inc. (“Citizens Northern”), Newport, Kentucky.

The Company also owns FCB Services, Inc., ("FCB Services"), a data processing subsidiary located in Frankfort, Kentucky; FFKT Insurance Services, Inc., (“FFKT Insurance”), a captive property and casualty insurance company in Frankfort, Kentucky; EKT Properties, Inc., established during 2008 to manage and liquidate certain real estate properties repossessed by the Company; and Farmers Capital Bank Trust I (“Trust I”), Farmers Capital Bank Trust II (“Trust II”), and Farmers Capital Bank Trust III (“Trust III”), which are unconsolidated trusts established to complete the private offering of trust preferred securities. In the case of Trust I and Trust II, the proceeds of the offerings were used to finance the cash portion of the acquisition in 2005 of Citizens Bancorp Inc. (“Citizens Bancorp”), the former parent company of Citizens Northern. For Trust III, the proceeds of the offering were used to finance the cost of acquiring Company shares under a share repurchase program during 2007.

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

While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable segment. As of December 31, 2013, the Company had $1.8 billion in consolidated total assets.

Organization Chart

Subsidiaries of Farmers Capital Bank Corporation at December 31, 2013 are indicated in the table that follows. Percentages reflect the ownership interest held by the parent company of each of the subsidiaries. Tier 2 subsidiaries are direct subsidiaries of Farmers Capital Bank Corporation. Tier 3 subsidiaries are direct subsidiaries of the Tier 2 subsidiary listed immediately above them. Tier 4 subsidiaries are direct subsidiaries of the Tier 3 subsidiary listed immediately above them. Tier 5 subsidiaries are direct subsidiaries of the Tier 4 subsidiary listed immediately above them.

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

Until mid-2011, Farmers Bank served as the general depository for the Commonwealth for more than 70 years. In the first quarter of 2011, the Commonwealth awarded its general depository services contract to a large multi-national bank. The contract with Farmers Bank had an original termination date of June 30, 2011, but was extended to June 2012 in order for the Company to continue providing service and assistance during the transition process. The impact of not retaining the general depository services contract of the Commonwealth did not have a material effect on the Company’s consolidated results of operations, overall liquidity, or net cash flows, although gross cash flows such as for cash on hand, deposits outstanding, and short-term borrowings have decreased.

Farmers Bank conducts business at its principal office and four branches in Frankfort, the capital of Kentucky, as well as two branches in Anderson County, and one branch each in Mercer and Boyle Counties. It is the largest bank operating in both Franklin and Anderson Counties based on total bank deposits. The market served by Farmers Bank is diverse, and includes government, commerce, finance, industry, medicine, education, and agriculture. The bank serves many individuals and corporations throughout Central Kentucky. On December 31, 2013, it had total consolidated assets of $690 million, including loans net of unearned income of $324 million. On the same date, total deposits were $554 million and shareholders' equity totaled $66.2 million.

Farmers Bank had eight active direct subsidiaries at year-end 2013: Farmers Bank Realty Co. ("Farmers Realty"), Leasing One Corporation ("Leasing One"), Farmers Capital Insurance Corporation (“Farmers Insurance”), EG Properties, Inc. (“EG Properties”), FORE Realty, LLC (“FORE Realty”), St. Clair Properties, LLC (“St. Clair Properties”), Austin Park Apartments, LTD (“Austin Park”), and Frankfort Apartments II, LTD (“Frankfort Apartments”).

Farmers Realty was incorporated in 1978 for the purpose of owning certain real estate used by the Company and Farmers Bank in the ordinary course of business. Farmers Realty had total assets of $3.6 million on December 31, 2013.

Leasing One was incorporated in August 1993 to operate as a commercial equipment leasing company. At year-end 2013, it had total assets of $6.8 million, including leases net of unearned income of $578 thousand. During 2010, the board of directors of Leasing One reduced the staff and curtailed new lending. Servicing existing leases and terming out residuals are the extent of its ongoing activity at the present time.

Farmers Insurance was organized in 1988 to engage in insurance activities permitted to the Company under federal and state law. Farmers Bank capitalized this corporation in December 1998. Farmers Insurance acts as an agent for an otherwise unrelated title insurance company and offers title insurance coverage on property financed by the Company. At year-end 2013, it had total assets of $515 thousand. Farmers Insurance holds a 50% interest in Farmers Fidelity Insurance Agency, LLP (“Farmers Fidelity”). The Creech & Stafford Insurance Agency, Inc., an otherwise unrelated party to the Company, also holds a 50% interest in Farmers Fidelity. Farmers Fidelity is a direct writer of property and casualty coverage, both individual and commercial.

In November 2002, Farmers Bank incorporated EG Properties. EG Properties is involved in real estate management and liquidation for certain properties repossessed by Farmers Bank. EG Properties holds a 93.4% interest in WCO, LLC (“WCO”), which was formed during 2012 to hold certain real estate repossessed by Farmers Bank and United Bank. EG Properties had total assets of $18.4 million at year-end 2013.

In July 2008, Farmers Bank incorporated FA Properties which, prior to its dissolution during the fourth quarter of 2011, owned automobiles that were used by the Company and Farmers Bank in the ordinary course of business. FORE Realty and

LORE Realty were organized in December 2009 and February 2010, respectively, for the purpose of managing and liquidating certain properties repossessed by Farmers Bank. At year-end 2013, FORE Realty had total assets of $600 thousand; LORE Realty was dissolved effective January 1, 2011.

Farmers Bank is a limited partner in Austin Park and Frankfort Apartments, two low income housing tax credit partnerships located in Frankfort, Kentucky. These investments provided federal income tax credits to the Company over a 10 year period and have been fully exhausted; however, the Company intends to maintain its investment in these partnerships over a 15 year compliance period in order to avoid possible recapture of the tax credits. In December 2009, Farmers Bank became a limited partner in St. Clair Properties. The objective of St. Clair Properties is to restore and preserve certain qualifying historic structures in Frankfort for which the Company received federal and state tax credits. Farmers Bank’s cumulative share of losses from the three partnerships at year-end 2013 has exceeded the amount invested by an aggregate amount of $358 thousand.

United Bank

On February 15, 1985, the Company acquired United Bank, a state chartered bank originally organized in 1880. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. United Bank conducts business in its principal office and two branches in Woodford County, Kentucky, four branches in Scott County, two branches in Fayette County, and four branches in Jessamine County. Based on total bank deposits, United Bank is the largest bank operating in both Woodford and Scott Counties, and ranks as the second largest bank in Jessamine County. On December 31, 2013, United Bank had total consolidated assets of $540 million, including loans net of unearned income of $309 million. On the same date, total deposits were $411 million and shareholders’ equity was $58.6 million.

United Bank has one direct subsidiary, EGT Properties, Inc. (“EGT Properties”). EGT Properties was created in March 2008 and is involved in real estate management and liquidation for certain repossessed properties of United Bank. EGT Properties holds a 6.6% interest in WCO and an 83% interest in NUBT Properties, LLC (“NUBT”), the parent company of Flowing Creek Realty, LLC (“Flowing Creek”). Flowing Creek holds certain real estate repossessed by United Bank and Citizens Northern along with parties unrelated to the Company. NUBT holds a 67% interest in Flowing Creek and unrelated financial institutions hold the remaining 33% interest. EGT Properties had total assets of $22.9 million at year-end 2013.

First Citizens

On March 31, 1986, the Company acquired First Citizens, a state chartered bank originally organized in 1964. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. It conducts business at its main office and three branches in Hardin County, Kentucky along with two branch offices in Bullitt County. First Citizens incorporated HBJ Properties, LLC (“HBJ Properties”) during 2012 to hold, manage, and liquidate certain properties repossessed by First Citizens. HBJ Properties had total assets of $4.3 million at year-end 2013.

First Citizens also provides bill payment services under the name of FirstNet. This service specializes in the processing of federal benefit and military allotment processing. First Citizens provides payment services to companies which provide products and services to both military individuals and beneficiaries of Federal benefits.

Based on total bank deposits in Hardin County, First Citizens is the third largest bank operating in Hardin County. On December 31, 2013, First Citizens had total consolidated assets of $319 million, including loans net of unearned income of $204 million. On the same date, total deposits were $277 million and shareholders’ equity was $28.0 million.

Citizens Northern

On December 6, 2005, the Company acquired Citizens Bancorp in Newport, Kentucky. Citizens Bancorp was subsequently merged into Citizens Acquisition, a former bank holding company subsidiary of the Company. During January 2007, Citizens Acquisition was merged into the Company, leaving Citizens Northern as a direct subsidiary of the Parent Company. Citizens Northern is a state chartered bank organized in 1993 and is engaged in a general banking business providing full service banking to individuals, businesses, and governmental customers. It conducts business in its principal office in Newport and four branches in Campbell County, Kentucky, one branch in Boone County and two branches in Kenton County. Based on total bank deposits in Campbell County, Citizens Northern ranks as the second largest bank operating in Campbell County. At year-end 2013, Citizens Northern had total consolidated assets of $253 million, including loans net of unearned income of $163 million. On the same date, total deposits were $208 million and shareholders’ equity was $24.4 million.

In March 2008, Citizens Northern incorporated ENKY Properties, Inc. (“ENKY”). ENKY was established to manage and liquidate certain real estate properties repossessed by Citizens Northern. ENKY also holds a 17% interest in NUBT, the parent company of Flowing Creek. Flowing Creek holds real estate repossessed by Citizens Northern and United Bank along with parties unrelated to the Company. NUBT holds a 67% interest in Flowing Creek and unrelated financial institutions hold the remaining 33% interest. ENKY had total assets of $4.3 million at year-end 2013.

Nonbank Subsidiaries

FCB Services was organized in 1992 and provides data processing services and support for the Company and its subsidiaries. It is located in Frankfort, Kentucky. It also provides data processing services for nonaffiliated entities. FCB Services had total assets of $4.1 million at December 31, 2013.

EKT was created in September 2008 to manage and liquidate certain real estate properties repossessed by the Company’s subsidiary banks. On December 31, 2013, EKT had total assets of $3.0 million.

Trust I, Trust II, and Trust III are each separate Delaware statutory business trusts sponsored by the Company. The Company completed two private offerings of trust preferred securities during 2005 through Trust I and Trust II totaling $25.0 million. During 2007, the Company completed a private offering of trust preferred securities through Trust III totaling $22.5 million. The Company owns all of the common securities of each of the Trusts. The Company does not consolidate the Trusts into its financial statements consistent with applicable accounting standards.

FFKT Insurance was incorporated during 2005. It is a captive property and casualty insurance company insuring primarily deductible exposures and uncovered liability related to properties of the Company. FFKT Insurance had total assets of $3.6 million at December 31, 2013.

Lending Summary

A significant part of the Company’s operating activities include originating loans, approximately 89% of which are secured by real estate at December 31, 2013. Real estate lending primarily includes loans secured by owner and non-owner occupied one-to-four family residential properties as well as commercial real estate mortgage loans to developers and owners of other commercial real estate. Real estate lending primarily includes both variable and adjustable rate products. Loan rates on variable rate loans generally adjust upward or downward immediately based on changes in the loan’s index, normally prime rate as published by the Wall Street Journal. Rates on adjustable rate loans move upward or downward after an initial fixed term of normally one, three, or five years. Rate adjustments on adjustable rate loans are made annually after the initial fixed term expires and are indexed mainly to shorter-term Treasury indexes. Generally, variable and adjustable rate loans contain provisions that cap the amount of interest rate increases of up to 600 basis points and rate decreases of up to 100 basis points over the life of the loan. Over the past year, it has been increasingly common for the Company to set a floor equal to the initial rate without further downward adjustments. In addition to the lifetime caps and floors on rate adjustments, loans secured by residential real estate typically contain provisions that limit annual increases at a maximum of 100 basis points. There is typically no annual limit applied to loans secured by commercial real estate.

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

Commercial lending and real estate construction lending, including commercial leasing, generally includes a higher degree of credit risk than other loans, such as residential mortgage loans. Commercial loans, like other loans, are evaluated at the time of approval to determine the adequacy of repayment sources and collateral requirements. Collateral requirements vary to some degree among borrowers and depend on the borrower’s financial strength, the terms and amount of the loan, and collateral available to secure the loan. Credit risk results from the decreased ability or willingness to pay by a borrower. Credit risk also results when a liquidation of collateral occurs and there is a shortfall in collateral value as compared to a loan’s outstanding balance. For construction loans, inaccurate initial estimates of a project’s costs or the property’s completed value could weaken the Company’s position and lead to the property having a value that is insufficient to satisfy full payment of the amount of funds advanced for the property. Secured and unsecured direct consumer lending generally is made for automobiles, boats, and other motor vehicles. The Company does not presently engage in indirect consumer lending. Credit card lending is limited to one bank subsidiary and is considered nominal risk exposure due to extremely low volume. In most cases loans are restricted to the subsidiaries' general market area.

Loan Policy

The Company has a company-wide lending policy in place that is amended and approved from time to time as needed to reflect current economic conditions, law and regulatory changes, and product offerings in its markets. The policy has established minimum standards that each of its bank subsidiaries must adopt. Additionally, the policy is subject to amendment based on positive and negative trends observed within the lending portfolio as a whole. For example, the loan to value limits and amortization terms contained within the policy were reduced during 2009 due to the declining economy and related real estate market decline. While new appraisals now reflect that decline, appraisal reviews and downward adjustments are a continuing area of focus to reduce credit risk. The lending policy is evaluated for underwriting criteria by the Company’s internal audit department in its loan review capacity as well as by the Company’s Chief Credit Officer and its regulatory authorities. Suggested revisions from these groups are taken into account, analyzed, and implemented by management where improvements are warranted.

The Company’s subsidiary banks may amend their lending policy so long as the amendment is no less stringent than the company-wide lending policy. These amendments are done within the control structure and oversight of the parent company. The Company’s control structure includes a Chief Credit Officer. This position oversees all lending at affiliate institutions where the size and risk of individual credits are deemed significant to the Company. The Chief Credit Officer also monitors trends in asset quality, portfolio composition, concentrations of credit, reports of examinations, internal audit reports, work-out strategies for large credits, and other responsibilities as matters evolve.

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

Generally, for loans in excess of $2.5 million, the subsidiaries bank’s full board of directors will be presented with the loan request. This only occurs when the potential credit has first been recommended by the loan officer and chief credit officer of the subsidiary bank, and then by the directors’ loan committee and the Chief Credit Officer. When loan requests are within policy guidelines and the amount requested is within their lending authority, lenders are permitted to approve and close the transaction. A review of the loan file and documentation takes place within 30 days to ensure policy and procedures are being followed. Approval authorities are under regular review for adjustment by affiliate management and the Parent Company. Loan requests outside of standard policy may be made on a case by case basis when justified, documented, and approved by either the board of directors of the subsidiary bank, committee, or other authorized person as determined by the size of the transaction. Procedures are in place that require ongoing monitoring subsequent to loan approval. For example, updated financial statements are required periodically for certain types of credits and risk ratings are re-evaluated at least annually for credit relationships in excess of $500 thousand, which includes analyzing updated cash flows and loan to value ratios. Annual site visits are made for credit relationships of $1.0 million or above.

Underwriting

Underwriting criteria for all types of loans are prescribed within the lending policy.

Residential Real Estate

Residential real estate mortgage lending made up 37% of the loan portfolio at year-end 2013. Underwriting criteria and procedures for residential real estate mortgage loans include:

●	Monthly debt payments of the borrower to gross monthly income should not exceed 45% with stable employment;
●	Interest rate shocks are applied for variable rate loans to determine repayment capabilities at elevated rates;
●	Loan to value limits of up to 90%. Loan to value ratios exceeding 90% require additional third party guarantees;
●	A thorough credit investigation using the three nationally available credit repositories;
●	Incomes and employment is verified;
●	Insurance is required in an amount to fully replace the improvements with the lending bank named as loss payee/mortgagee;
●	Flood certifications are procured to ensure the improvements are not in a flood plain or are insured if they are within the flood plain boundaries;
●

Collateral is investigated using current appraisals and is supplemented by the loan officer’s knowledge of the locale and salient factors of the local market. Only appraisers which are state certified or licensed and on the banks’ approved list are utilized to perform this service;

●	Title attorneys and closing agents are required to maintain malpractice liability insurance and be on the banks approved list;
●	Secondary market mortgages must meet the underwriting criteria of the purchasers, which is generally the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation;
●

Adjustable rate owner occupied home loans are tied to market based rates such as are published by the Federal Reserve Board (“Federal Reserve” or “FRB”), commonly the one year constant maturity Treasury bill is used; and

●	Residential real estate mortgage loans are made for terms not to exceed 30 years.

The Company will strive to offer qualified mortgages as defined by the Consumer Financial Protection Bureau which go into effect beginning in 2014. However, the Company will also allow non-qualified mortgages with the review and approval of the Company’s Chief Credit Officer or Chief Executive Officer of the affiliate bank. The qualified mortgage rule applies to home loans and is designed to ensure that borrowers can afford to repay loans by prohibiting or limiting certain high risk products and features such as charging excessive upfront points and fees, prohibiting interest-only loans, negative amortizing loans, loans exceeding repayment terms of 30 years, and, in most cases, balloon loans. Qualified mortgages also limit the borrower’s debt to income ratio to 43%.

Commercial Real Estate

Commercial real estate lending made up 42% of the loan portfolio at year-end 2013. Commercial real estate lending underwriting criteria is documented in the lending policy and includes loans secured by office buildings, retail stores, warehouses, hotels, and other commercial properties. Underwriting criteria and procedures for commercial real estate loans include:

●	Procurement of Federal income tax returns and financial statements for the past 3 years and related supplemental information deemed relevant;
●	Detailed financial and credit analysis is performed and presented to various committees;

●

Cash investment from the applicant in an amount equal to 20% of cost (loan to value ratio not to exceed 80%). Additional collateral may be taken in lieu of a full 20% investment in limited circumstances;

●	Cash flows from the project financed and global cash flow of the principals and their entities must produce a minimum debt coverage ratio of 1.25:1;
●	For non-profits, including churches, a 1.0:1 debt coverage minimum ratio;
●	Past experience of the customer with the bank;
●	Experience of the investor in commercial real estate;
●	Tangible net worth analysis;
●	Interest rate shocks for variable rate loans;
●	General and local commercial real estate conditions;
●	Alternative uses of the security in the event of a default;
●	Thorough analysis of appraisals;
●	References and resumes are procured for background knowledge of the principals/guarantors;
●	Credit enhancements are utilized when necessary and/or desirable such as assignments of life insurance and the use of guarantors and firm take-out commitments;
●	Frequent financial reporting is required for income generating real estate such as: rent rolls, tenant listings, average daily rates and occupancy rates for hotels;
●	Commercial real estate loans are made with amortization terms not to exceed 20 years; and
●	For lending arrangements determined to be more complex, loan agreements with financial and collateral representations and warranties are employed to ensure the ongoing viability of the borrower.

Real Estate Construction

The Company’s real estate construction lending has declined over the last several years due to recent economic conditions. Where the Company’s markets continue to demonstrate demand, construction lending continues with close monitoring of the borrower and the local economy. At year-end 2013, real estate construction lending comprised approximately 10% of the total loan portfolio.

Real estate construction lending underwriting criteria is documented in the lending policy and includes loans to individuals for home construction, loans to businesses primarily for the construction of owner-occupied commercial real estate, and for land development activities. Underwriting criteria and procedures for such lending include:

●	20% capital injection from the applicant (loan to value ratio not to exceed 80%);
●	25% capital injection for land acquisition for development (loan to value ratio not to exceed 75%);
●	Pre-sell, pre-lease, and take-out commitments are procured and evaluated/verified;
●	Draw requests require documentation of expenses;
●	On site progress inspections are completed to protect the lending bank affiliate;
●	Control procedures are in place to minimize risk on construction projects such as conducting lien searches and requiring affidavits;
●	Lender on site visits and periodic financial discussions with owners/operators; and
●	Real estate construction loans are made for terms not to exceed 12 months and 18 months for residential and commercial purposes, respectively.

Commercial, Financial, and Agriculture

Commercial, financial, and agriculture lending underwriting criteria is documented in the lending policy and includes loans to small and medium sized businesses secured by business assets, loans to financial institutions, and loans to farmers and for the production of agriculture. At year-end 2013, these loans made up approximately 9% of the total loan portfolio Underwriting criteria and procedures for such loans are detailed below.

For commercial loans secured by business assets, the following loan to value ratios and debt coverage are required by policy:

●	Inventory 50%;
●	Accounts receivable less than 90 days past due 75%;

●	Furniture, fixtures, and equipment 60%;
●	Borrowing-base certificates are required for monitoring asset based loans;
●

Stocks, bonds, and mutual funds are often pledged by business owners. Marketability and volatility is taken into account when valuing these types of collateral and lending is generally limited to 60% of their value;

●	Debt coverage ratios from cash flows must meet the policy minimum of 1.25:1. This coverage applies to global cash flow and guarantors, if any; and
●

Commercial loans secured by business assets are made for terms to match the economic useful lives of the asset securing the loan. Loans secured by furniture, fixtures, and equipment are made for terms not to exceed seven years. Lien searches are performed to ensure lien priority for credits exceeding certain thresholds.

Loans to financial institutions are generally secured by the capital stock of the financial institution with a loan to value ratio not to exceed 60% and repayment terms not exceeding 10 years. Capital stock values of non-public companies are determined by common metrics such as a multiple of tangible book value or by obtaining third party estimates. Financial covenants are also obtained that require the borrower to maintain certain levels of asset quality, capital adequacy, liquidity, profitability, and regulatory compliance. At year-end 2013, loans to financial institutions were $12.7 million.

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

Installment Loans

Installment lending is a small component of the Company’s portfolio mix, reflecting less than 2% of outstanding loans at year-end 2013. These loans predominantly are direct loans to established bank customers and primarily include the financing of automobiles, boats, and other consumer goods. The character, capacity, collateral, and conditions are evaluated using policy restraints. Installment loans are made for terms of up to 5 years.

Installment lending underwriting criteria and procedures for such financing include:

●	Required financial statement of the applicant for loans in excess of $20,000;
●	Past experience of the customer with the bank and other creditors of the applicant;
●	Monthly debt payments of the borrower to gross monthly income should not exceed 45% with stable employment;
●	Secured and unsecured loans are made with a definite repayment plan which coincides with the purpose of the loan;
●	Borrower’s unsecured debt must not exceed 25% of the borrower’s net worth; and
●	Verification of borrower’s credit and income.

Lease Financing

Lease financing is a small component of the Company’s portfolio, representing less than 1% of outstanding loans at year-end 2013. Lease receivables are generally obtained through indirect sources such as equipment brokers and dealers. The board of directors of the Company’s Leasing One subsidiary has reduced the staff and curtailed new leasing transactions for the foreseeable future. Servicing existing leases and terming out residuals are the extent of its ongoing activity at the present time.

Lease financing underwriting criteria is documented by policy. Underwriting criteria and procedures for such financing include:

●	Lessee must be a commercial entity;
●	Lessee must be in business for a minimum of two years;
●	Leased equipment must be of essential use to lessee’s business;
●	Residual positions taken will not exceed 20% of original equipment cost;

●	Leasing terms generally not to exceed five years; used equipment and computers not to exceed three years;
●	Personal and/or corporate financial statements or tax returns required for all financing requests. Submission of updated financial statements annually;
●	Credit reports must be clear of judgments and bankruptcies and chronic delinquency paying habits; and
●	Bank and trade references must report satisfactory references.

Hybrid Loans

The Company and its subsidiary banks have a policy of not underwriting, originating, selling or holding hybrid loans. The Company does not currently hold hybrid loans. Hybrid loans include payment option adjustable rate mortgages, negative amortization loans, and stated income/stated asset loans.

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

The Company uses independent third party state certified or licensed appraisers. These appraisers take into account local market conditions when preparing their estimate of a property’s fair value. The Company evaluates appraisals it receives from independent third parties subsequent to the appraisal date by monitoring transactions in its markets and comparing them to its other projects that are similar in nature. The Company’s internal audit department reviews appraisals on a test basis to determine that assumptions used in appraisals remain valid and are not stale. New appraisals are obtained if market conditions significantly impact collateral values for those loans that are identified as impaired. Internal audit reviews appraisals related to all of the Company’s impaired loans and repossessed properties at least annually.

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

Interest Reserves

Interest reserves represent funds loaned to a borrower for the payment of interest during the development phase on certain construction and development loans. Interest reserves were a common industry practice when banks were more actively lending and the predictability of a sale or stabilization of the project had a high probability. The interest reserve is a component of the loan proceeds which is determined at the loan’s inception after a full evaluation of the sources and uses of funds for the project, and is intended to match the project’s debt service requirements with its expected cash flows. In all construction lending projects, the Company monitors the project to determine if it is being completed as planned and if sales/stabilization projections are being met.

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

Supervision and Regulation

The Company and its subsidiaries are subject to comprehensive supervision and regulation that affect virtually all aspects of their operations. The laws and regulations are primarily intended for the protection of depositors, borrowers, and federal deposit insurance funds, and, to a lesser extent, for the protection of stockholders and creditors. Changes in applicable laws, regulations, or in the policies of banking and other government regulators may have a material adverse effect on our current or future business. The following summarizes certain of the more important aspects of the relevant statutory and regulatory provisions.

Supervisory Authorities

The Company is a bank holding company, registered with and regulated by the Federal Reserve. All four of its subsidiary banks are Kentucky state-chartered banks. Two of the Company’s subsidiary banks are members of their regional Federal Reserve Bank. The Company and its subsidiary banks are subject to supervision, regulation and examination by the Federal Reserve, Federal Deposit Insurance Corporation (“FDIC”) and the Kentucky Department of Financial Institutions (“KDFI”). The Company and its subsidiary banks are required to file regular reports with the FRB, the FDIC and the KDFI. The regulatory authorities routinely examine the Company and its subsidiary banks to monitor compliance with laws and regulations, financial condition, adequacy of capital and reserves, quality and documentation of loans, payment of dividends, adequacy of systems and controls, credit underwriting, asset liability management, and the establishment of branches.

The Company is also subject to disclosure and other regulatory requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934 (as amended), as administered by the Securities and Exchange Commission. Regulatory authorities may initiate enforcement proceeding against the Company for violations of laws or regulations, or for engaging in unsafe and unsound practices. Enforcement powers available to the regulatory agencies include the ability to assess civil monetary penalties, issuing cease and desist and similar orders, and initiating injunctive actions.

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

If an institution fails to remain well-capitalized, it will be subject to a series of restrictions that increase as the capital condition worsens. For instance, federal law generally prohibits a depository institution from making any capital distribution, including the payment of a dividend or paying any management fee to its holding company, if the depository institution would be undercapitalized as a result. Undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations, and are required to submit a capital restoration plan for approval, which must be guaranteed by the institution’s parent holding company. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

In December 2010, the Basel Committee on Banking Supervision issued final rules related to global regulatory standards on bank capital adequacy and liquidity (commonly referred to as “Basel III”) previously agreed on by the Group of Governors and Heads of Supervision (the oversight body of the Basel Committee). U.S. federal banking agencies adopted final rules during July 2013 to bring U.S. banking organizations into compliance with Basel III. Under the new rules, which are effective in 2015, the Company will be subject to new capital requirements that include: (i) creation of a new required ratio for common equity Tier 1 (“CET1”) capital, (ii) an increase to the minimum Tier 1 capital ratio, (iii) changes to risk-weightings of certain assets for purposes of the risk-based capital ratios, (iv) creation of an additional capital conservation buffer in excess of the required minimum capital ratios, and (v) changes to what qualifies as capital for purposes of meeting these capital requirements. The Company will be required to maintain additional levels of Tier 1 common equity over the minimum risk-based capital levels before it may pay dividends or pay discretionary bonuses.

The Company will be required to maintain a minimum CET1 ratio of 4.5% of risk-weighted assets. CET1 consists of common stock, related surplus, and retained earnings less certain deductions that primarily include goodwill, other intangible assets, and deferred tax assets. These deductions to CET1 will be phased-in over a four-year period beginning at 40% on January 1, 2015 and an additional 20% per year thereafter. The minimum Tier 1 capital ratio will increase to 6% from 4%, while the total capital ratio and leverage ratio remains unchanged at 8% and 4%, respectively. Changes to risk-weighted assets include: i) 150% risk weighting for non-residential mortgage loans past due more than 90 days or classified as nonaccrual; ii) 150% risk weighting (from 100%) for certain high volatility commercial real estate acquisition, development, and construction loans; iii) a 20% (from 0%) credit conversion factor for the unused portion of commitments with an original maturity of one year or less (except those unconditionally cancellable by the Company); and, iv) a 250% (from 100%) risk weighting for mortgage servicing and deferred tax assets that are not deducted from CET1.

In order to avoid restrictions on distributions, including dividend payments and discretionary bonus payments to its executives, the Company will be required to maintain a capital conservation buffer of an additional 2.5% of risk-weighted assets once fully phased in. The capital conservation buffer is designed to create incentives for banking organizations to conserve capital during periods of economic stress. The addition of the capital conservation buffer effectively results in minimum ratios of 7%, 8.5%, and 10.5% for CET1, Tier 1 capital, and total capital, respectively, in order to avoid restrictions on distributions and discretionary bonus payments to executives. The capital conservation buffer is set to be phased in over a four year period beginning in 2016 by increments of 0.625% annually until reaching 2.5%.

The new capital requirements include changes to how regulatory capital is defined for purposes of calculating each of the capital ratios. Under current capital standards, the effects of accumulated other comprehensive income items included in capital (primarily unrealized gains and losses on available for sale investment securities) are excluded for the purposes of determining regulatory capital ratios. Under the new capital rules, the effects of certain accumulated other comprehensive income items are not excluded; however, non-advanced approaches banking organizations, including the Company, can make a one-time permanent election to continue excluding these items comparable to their current treatment. The Company expects to make this election in order to avoid potentially significant fluctuations in its capital levels which can occur from the impact of changing market interest rates on the fair value of the Company’s investment securities portfolio.

The new capital rules also prohibit including certain hybrid and preferred securities in Tier 1 capital. However, the rules grandfather these non-qualifying capital instruments (subject to 25% of Tier 1 capital) of bank holding companies with total consolidated assets of less than $15 billion as of December 31, 2009. Non-qualifying capital instruments under the final rule include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010, which are currently included in Tier 1 capital. As a result, beginning in 2015, the Company’s non-qualifying capital instruments will be subject to a limit of 25% of Tier 1 capital elements, excluding the non-qualifying capital instruments and after all regulatory capital deductions and adjustments applied to Tier 1 capital. Non-qualifying capital instruments excluded from Tier 1 capital under the 25% limitation may be included as a component of Tier 2 capital.

The Company completed a pro forma analysis of its capital ratios under the new capital rules discussed above as of June 30, 2013. This pro forma analysis indicates the Company remains well-capitalized under the new rules, which require a CET1 ratio of 6.5%, a Tier 1 capital ratio of 8.0%, a total capital ratio of 10%, and a leverage ratio of 5%. The analysis also shows the Company meets the effective minimum capital ratios with a fully phased-in capital conservation buffer.

Expansion and Activity Limitations

With prior regulatory approval, the Company may acquire other banks or bank holding companies and its subsidiaries may merge with other banks. Acquisitions of banks located in other states may be subject to certain deposit-percentage, age, or other restrictions. The Company is restricted to those activities permissible under the Bank Holding Company Act, as amended. Under the Bank Holding Company Act, the Company is generally prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in activities that are deemed not closely related to banking.

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

Deposit Insurance

Each of the Company’s subsidiary banks are members of the FDIC, and their deposits are insured by the FDIC’s Deposit Insurance Fund (“DIF”) up to the amount permitted by law. The Company’s subsidiary banks are thus subject to quarterly FDIC deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) required changes to a number of components of the FDIC insurance assessment that was effective April 1, 2011. The Dodd-Frank Act required the FDIC to adopt a new DIF restoration plan to ensure that the reserve ratio increases to 1.35% from 1.15% of insured deposits by 2020. Under the restoration plan, the FDIC adopted regulations that redefined the assessment base as average consolidated assets less average tangible equity (as defined) during the assessment period.  Since the new assessment base resulted in a larger overall base when compared to the previous domestic deposits base methodology, overall assessment rates were lowered and the secured liability adjustment was eliminated from the rate calculation in an attempt to make the new assessments revenue neutral. The new regulations retain the risk category system for depository institutions with less than $10 billion in assets. Under this system, each institution is assigned to one of four risk categories based upon the institution’s capital and supervisory evaluation. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, increase or decrease assessment rates. In establishing assessments, the FDIC is required to offset the effect of the higher reserve ratio against insured depository institutions with total consolidated assets of less than $10 billion.

To determine the Company’s deposit insurance premiums, each of its subsidiary banks compute their respective assessment base which is composed of average consolidated assets less average tangible equity (as defined) and then apply the applicable assessment rate. Assessment rates range from 2.5 to 9 basis points for banks designated in the lowest risk category and up to 30 to 45 basis points for banks designated in the highest risk category. The range of assessment rates applicable to each risk category varies depending on the level of the banks unsecured debt and brokered deposits. Graduated assessment rate decreases are set to phase in when the DIF reserve ratio exceeds 1.15%, 2.0%, and 2.5%.

The FDIC may terminate insurance for depository institutions upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound financial condition, or has violated an applicable law, rule, regulation, order, or condition imposed by the FDIC.

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

Pursuant to the Dodd-Frank Act, FDIC deposit insurance has been permanently increased to $250,000 per depositor. The temporary unlimited insurance coverage for noninterest bearing transaction accounts that went into effect during 2010 expired on December 31, 2012.

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

Dividends. The Parent Company’s principal source of cash flow, including cash flow to pay dividends to its shareholders, is the dividends that it receives from its subsidiary banks. Statutory and regulatory limitations apply to the subsidiary banks’ payments of dividends to the Parent Company as well as to the Parent Company’s payment of dividends to its shareholders. A depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. The federal banking agencies may prevent the payment of a dividend if they determine that the payment would be an unsafe and unsound banking practice. Moreover, the federal agencies have issued policy statements that provide bank holding companies and insured banks should generally only pay dividends out of current operating earnings. The Parent Company and certain of its bank subsidiaries are currently under regulatory orders that restrict the payment of dividends. For further information please refer to the caption “Recent Regulatory Events and Increased Capital Requirements” below.

The Company’s outstanding Series A preferred stock was issued during the first quarter of 2009 and includes restrictions on the Company’s ability to pay dividends to its common shareholders. The Company is unable to declare dividend payments on shares of its common stock if it is in arrears on the dividends on its Series A preferred stock.

Community Reinvestment Act. The Company’s subsidiary banks are subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”), as amended, and the federal banking agencies’ related regulations, stating that all banks have a continuing and affirmative obligation, consistent with safe and sound operations, to help meet the credit needs of the communities they serve. The CRA requires a depository institution’s primary federal regulator, in connection with its examination of the institution or its evaluation of certain regulatory applications, to evaluate the institution’s record in assessing and meeting the credit needs of the community served by that institution, including low and moderate-income neighborhoods. The regulatory agency’s assessment of the institution’s record is made available to the public. Failure of an institution to receive at least a “satisfactory” rating on a CRA examination could prevent a bank or its parent company from engaging in certain activities such as establishing de novo braches and branch relocations or acquiring other financial institutions.

Insurance Regulation. The Company’s subsidiaries that may underwrite or sell insurance products are subject to regulation by the Kentucky Department of Insurance.

Consumer Regulation. The activities of the Company and its bank subsidiaries are subject to a variety of statutes and regulations designed to protect consumers. These laws and regulations:

●	limit the interest and other charges collected or contracted for by all of the Company’s subsidiary banks;
●	govern disclosures of credit terms to consumer borrowers;

●

require financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	prohibit discrimination on the basis of race, creed, or other prohibited factors in extending credit;
●

require all of the Company’s subsidiary banks to safeguard the personal non-public information of its customers, provide annual notices to consumers regarding the usage and sharing of such information and limit disclosure of such information to third parties except under specific circumstances; and

●	govern the manner in which consumer debts may be collected by collection agencies.

The deposit operations of the Company’s subsidiary banks are also subject to laws and regulations that:

●	require disclosure of the interest rate and other terms of consumer deposit accounts;
●	impose a duty to maintain the confidentiality of consumer financial records and prescribe procedures for complying with administrative subpoenas of financial records; and
●	govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

In connection with TARP, the Capital Purchase Program (“CPP”) was launched on October 14, 2008. Under the CPP, the Treasury announced a plan to use up to $250 billion of TARP funds to purchase equity stakes in certain eligible financial institutions, including the Company. The Company received $30.0 million of equity capital under the CPP in January 2009. In the transaction, the Company issued 30 thousand shares of fixed-rate cumulative perpetual preferred stock to the Treasury. The Company must pay a 5% cumulative dividend during the first five years the preferred shares are outstanding, resetting to 9% thereafter, and includes certain restrictions on dividend payments of lower ranking equity.

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

As required by the CPP, the Company also issued a warrant to the Treasury to purchase common shares equal to 15% of the value of the preferred stock. The warrant allowed the Treasury to purchase 223,992 shares of Company common stock at an exercise price of $20.09 per share. In July 2012, the Company repurchased the warrant from the Treasury at a mutually agreed upon price of $75 thousand. The repurchase of the warrant had no impact on the Company’s results of operations, although cash and shareholders’ equity declined by the amount of the purchase price. Upon settlement of the warrant repurchase, the Treasury has no remaining equity stake in the Company.

Dodd-Frank Act. The Dodd-Frank Act was signed into law on July 21, 2010. The Dodd-Frank Act implements far-reaching changes to the regulation of the financial services industry, including provisions that:

●

Centralize responsibility for consumer financial protection by creating the Consumer Financial Protection Bureau, a new agency responsible for implementing, examining, and enforcing compliance with federal consumer financial laws;

●	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to bank holding companies;
●

Require the federal banking regulators to seek to make their capital requirements countercyclical, so that capital requirements increase in times of economic expansion and decreases in times of economic contraction;

●	Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital;
●	Provide for new disclosure and other requirements relating to executive compensation and corporate governance;
●	Make permanent the $250 thousand limit for federal deposit insurance;
●	Repeal the federal prohibitions on the payment of interest on commercial demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;
●	Increase the authority of the Federal Reserve to examine non-bank subsidiaries; and
●

Codify and expand the “source of strength” doctrine as a statutory requirement. The source of strength doctrine represents the long held policy view by the Federal Reserve that a bank holding company should serve as a source of financial strength for its subsidiary banks. The Parent Company, under this requirement, is expected to commit resources to support a distressed subsidiary bank.

Volcker Rule. The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits certain ownership interests in and relationships with private equity and hedge funds (commonly referred to as the “Volcker Rule”). On December 10, 2013, U.S. financial regulators, including the Federal Reserve, adopted final rules to implement the Volcker Rule. The Final Rules are effective April 1, 2014, but the conformance period to bring activities and investments into compliance was extended until July 21, 2015. The Company has evaluated the implications of the final rules on its investments and does not expect any material financial impact.

Under the final rules, banking entities would have been prohibited from owning certain Collateralized Debt Obligations (“CDOs”) backed by trust preferred securities as of July 21, 2015, which could have required banking entities to recognize unrealized market losses based on the inability to hold any such investments to maturity. However, in January 2014, regulators issued an interim rule effective April 1, 2014 exempting trust preferred securities backed CDOs from the Volcker Rule if (i) the CDO was established prior to May 19, 2010, (ii) the banking entity reasonably believes that the offering proceeds of the CDO were used to invest primarily in trust preferred securities issued by banks with less than $15 billion in assets, and (iii) the banking entity acquired the CDO on or before December 10, 2013. The Company currently does not have any impermissible holdings under the interim rule. However, regulators have solicited comments to the interim rule, which could result in changes prior to the effective date.

Recent Regulatory Events and Increased Capital Requirements

The Company’s subsidiary banks are subject to capital-based regulatory requirements. The Company has historically managed its banks’ capital levels with the goal of meeting the criteria established by its regulators to be “well-capitalized.” Historically, to be well-capitalized, a depository institution needed to have a Tier 1 Leverage ratio of at least 5%, a Tier 1 Risk-based Capital ratio of 6%, and a Total Risk-based Capital ratio of 10%. As of December 31, 2013, each of the Company’s four subsidiary banks satisfied these capital ratios.

Although each of the Company’s subsidiary banks met the definition of well-capitalized as of December 31, 2013, some of their capital levels experienced decreases during the earlier years of the economic downturn that began in late 2007. Because of the turmoil in the banking markets and continued difficulty many banks were experiencing with their loan portfolios, bank regulatory agencies have increasingly required higher capital reserves as a cushion for dealing with further deterioration in their loan portfolios. Primarily as a result of examinations that took place starting in 2009, the Company’s banking regulators have required certain of its bank subsidiaries to increase their minimum capital ratios, which resulted in capital injections from the Parent Company. Capital requirements and other supervisory actions resulting from the regulatory examinations are summarized below. For a more complete discussion, please refer to the section captioned “Capital Resources” under Item 7 “Management's Discussion and Analysis of Financial Condition and Result of Operations” part of this Form 10-K.

Parent Company. Primarily due to the regulatory actions and capital requirements at three of the Company’s subsidiary banks as further discussed below, the Federal Reserve Bank of St. Louis (“FRB St. Louis”) and the KDFI proposed the Company enter into a Memorandum of Understanding (“Memorandum”). The Company’s board approved entry into the Memorandum at a regular board meeting during the fourth quarter of 2009. Pursuant to the Memorandum, the Company agreed that it would develop an acceptable capital plan to ensure that the consolidated organization remains well-capitalized and each of its subsidiary banks meet the capital requirements imposed by their regulator as summarized below.

The Company also agreed to reduce its common stock dividend in the fourth quarter of 2009 from $.25 per share down to $.10 per share and not make interest payments on the Company’s trust preferred securities or dividends on its common or preferred stock without prior approval from the FRB St. Louis and the KDFI. Representatives of the FRB St. Louis and the KDFI have indicated that any such approval for the payment of dividends will be predicated on a demonstration of adequate, normalized earnings on the part of the Company’s subsidiaries sufficient to support quarterly payments on the Company’s trust preferred securities and quarterly dividends on the Company’s common and preferred stock.  While both regulatory agencies have granted approval of all subsequent quarterly Company requests to make interest payments on its trust preferred securities and dividends on its preferred stock, the Company has not (based on the assessment by Company management of both the Company’s capital position and the earnings of its subsidiaries) sought regulatory approval for the payment of common stock dividends since the fourth quarter of 2009.  Moreover, the Company will not pay any such dividends on its common stock in any subsequent quarter until the regulator’s assessment of the earnings of the Company’s subsidiaries, and the Company’s assessment of its capital position, both yield the conclusion that the payment of a Company common stock dividend is warranted.

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

Farmers Bank.  In November of 2009, the FRB St. Louis and the KDFI entered into a Memorandum with Farmers Bank.  The Memorandum was terminated in January 2013 following a joint examination by the FRB St. Louis and the KDFI, which found satisfactory compliance with the terms of the Memorandum and overall improvement in financial condition.

United Bank.  In November of 2009, the FDIC and the KDFI entered into a Cease and Desist Order (“C&D”) with United Bank primarily as a result of its level of nonperforming assets.  The C&D was terminated in December 2011 coincident with the issuance of a Consent Order (“Consent Order”) entered into between the parties. The Consent Order is substantially the same as the C&D, with the primary exception being that United Bank must achieve and maintain a Tier 1 Leverage ratio of 9.0% and a Total Risk-based Capital ratio of 13.0% no later than March 31, 2012. During the first quarter of 2012, the Parent Company injected from its reserves $2.5 million in capital into United Bank in order for it to comply with the Consent Order. At December 31, 2013, United Bank had a Tier 1 Leverage ratio of 9.67% and a Total Risk-based Capital ratio of 16.33%. The Parent Company has injected from its reserves $18.9 million of capital into United Bank since the fourth quarter of 2009.

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

In January 2014, the Company received written notification from the FDIC and the KDFI that the formal Consent Order entered into during 2011 had been terminated and replaced with a stepped-down enforcement action in the form of an informal Memorandum. While the parties agreed to many of the same provisions included in the Consent Order, replacing it with a Memorandum represents an important step forward for the Company.

Citizens Northern.  The FDIC and the KDFI entered into a Memorandum with Citizens Northern in September of 2010.  The Memorandum was terminated July 7, 2013 upon the issuance of an updated Memorandum. The updated Memorandum contains many of the same provisions included in the terminated Memorandum, with a new requirement that Citizens Northern maintain a Tier 1 leverage ratio at or above 9.0%. In addition, the updated Memorandum requires having and retaining qualified management in the areas of loan administration and collection. It also requires Citizens Northern to address credit underwriting and administration weaknesses identified in the most recent examination of the bank by the FDIC and the KDFI. At December 31, 2013, Citizens Northern had a Tier 1 Leverage ratio of 9.67% and a Total Risk-based Capital ratio of 14.82%.

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

Regulators continue to monitor the Company’s progress and compliance with the regulatory agreements through periodic on-site examinations, regular communications, and quarterly data analysis. At the Parent Company and at each of its bank subsidiaries, the Company believes it is adequately addressing all issues of the regulatory agreements to which it is subject. However, only the respective regulatory agencies can determine if compliance with the applicable regulatory agreements has been met. The Company believes that it and its subsidiary banks are in compliance with the requirements identified in the regulatory agreements as of December 31, 2013.

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

Employees

As of December 31, 2013, the Company had 519 full-time equivalent employees. Employees are offered a variety of benefits. A salary savings plan, group life insurance, hospitalization, dental, vision, and major medical insurance along with postretirement health insurance benefits are available to eligible personnel. Employees are not represented by a union. Management and employee relations are considered good.

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

The Company is subject to extensive regulation, supervision, and examination by federal and state banking authorities. Any change in applicable regulations or laws could have a substantial adverse impact on the Company and its operations. Additional legislation and regulations that could significantly affect the Company’s powers, authority, and operations may be enacted or adopted in the future, which could have a material adverse effect on the Company’s results of operations and financial condition. Further, in the performance of their supervisory duties and enforcement powers, the Company’s banking regulators have significant discretion and authority to prevent or remedy practices they deem as unsafe or unsound or violations of law. The exercise of regulatory authority may have a negative impact on the Company’s operations, which may be material to its results of operations and financial condition.

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

If the Company is unable to comply with the terms of its current or future regulatory orders to which it may become subject, then it could become subject to additional, heightened supervisory actions and orders, possibly including cease and desist orders, prompt corrective actions, and/or other regulatory enforcement actions. If the Company’s regulators were to take such additional supervisory actions, then we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. If one or more of the Company’s banks were unable to comply with regulatory requirements, such banks could ultimately face failure. The terms of any such supervisory action could have a material negative effect on our business, operating flexibility, financial condition and the value of our common stock.

Our nonperforming assets adversely affect our results of operations and financial condition and take significant management time to resolve.

The Company’s level of nonperforming assets (which include performing restructured loans) continue to improve, but remain elevated. Nonperforming assets adversely affect the Company’s net income in various ways. The Company does not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting interest income. When the Company repossesses collateral in foreclosures and similar proceedings, it is required to record the property at its fair value less estimated selling costs, which decreases net income.

Nonperforming loans and other real estate owned also increase our risk profile and the amount of capital the Company’s regulators believe is appropriate in light of such risks. While the Company seeks to reduce its problem loans through workouts, restructurings, and otherwise, decreases in the value of these assets, the underlying collateral, or our borrowers’ performance or financial conditions have adversely affected, and may continue to adversely affect, the Company’s results of operations and financial condition. Moreover, the resolution of nonperforming assets requires significant time commitments from management of our banks, which can be detrimental to the performance of their other responsibilities. There can be no assurance that the Company will not experience further increases in nonperforming loans in the future. If economic conditions do not improve or worsen in our markets, the Company could continue to incur additional losses relating to an increase in nonperforming assets.

Losses from loan defaults may exceed the allowance established for that purpose, which will have an adverse effect on the Company’s financial condition.

Volatility and deterioration in the broader economy increases the Company’s risk of credit losses, which could have a material adverse effect on its operating results. If a significant number of loans in the Company’s portfolio are not repaid, it would have an adverse effect on its earnings and overall financial condition. Like all banks, the Company’s subsidiaries maintain an allowance for loan losses to provide for losses inherent in the loan portfolio. The allowance for loan losses reflects management of each subsidiary’s best estimate of probable incurred credit losses in their loan portfolio at the balance sheet date. This evaluation is primarily based upon a review of the bank’s historical loan loss experience, known risks contained in the bank’s loan portfolio, composition and growth of the bank’s loan portfolio, and economic factors. Additionally, a bank’s regulators may require additional provision for the loan portfolio in connection with their examinations, agreements, or orders. The determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. As a result, the Company’s allowance for loan losses may be inadequate to cover actual losses in its loan portfolio. Consequently, the Company risks having additional future provision for loan losses that may materially affect its earnings.

If the Company’s local markets experience a prolonged recession or economic downturn, it may be required to make further increases in its allowance for loan losses and to charge off additional loans, which would adversely affect its results of operations and capital.

Substantially all of the Company’s loans are to businesses and individuals located in Kentucky. A continuing or prolonged decline in the Central and Northern Kentucky economies could negatively impact demand for the Company’s products and services, the ability of customers to repay their loans, collateral values securing loans, and the stability of funding sources. This could result in a material adverse effect on the Company’s financial condition, results of operations and prospects. Further, substantially all of the Company’s investments in municipal bonds are issued by political subdivisions or agencies located in Kentucky.

Generally, the Company’s nonperforming loans and assets reflect operating difficulties of individual borrowers; however, the overall economic decline of recent years and slow growth has become a significant contributing factor to the increased levels of delinquencies and nonperforming loans. Sluggish sales and excess inventory in the residential housing market continue to exist and has been the primary cause of elevated delinquencies and foreclosures. If trends in the housing and real estate markets worsen, the Company expects that it will continue to experience high levels of delinquencies and credit losses. As a result, the Company may be required to make increases to its provision for loan losses and charge off additional loans in the future, which could adversely affect the Company’s financial condition and results of operations, perhaps materially. If additional provisions and charge-offs cause the Company to experience losses, it may be required to contribute additional capital to its bank subsidiaries to maintain capital ratios required by regulators.

The Company’s exposure to credit risk is increased by its real estate development lending.

Real estate development lending has historically been considered to be higher credit risk than that of other types of lending, such as for single-family residential properties. At year-end 2013, 14% of the outstanding balance of real estate development loans was classified as impaired. Real estate development loans typically involve larger loan balances to a single borrower or related borrowers. These loans can be affected by adverse conditions in real estate markets or the economy in general because commercial real estate borrowers’ ability to repay their loans depends on successful development and, in most cases, sale of the underlying property. These loans also involve greater risk because they generally are not fully amortized over the loan period, but have a balloon payment due at maturity of the loan. A borrower’s ability to make a balloon payment typically depends on being able to either refinance the loan or timely sell the underlying property. In the current economic environment, the ability of borrowers to refinance or sell newly developed property or vacant land remains challenging. If the real estate markets were to worsen or not improve, the Company likely will experience increased credit losses and require additional provisions to our allowance for loan losses, which would adversely impact the Company’s earnings and financial condition.

The Company’s investment securities portfolio is comparatively larger than other community banks and it is more dependent on its investment portfolio to generate net income.

The Company relies more heavily on its investment securities portfolio as a source of interest income than many other community banks because it has a comparatively smaller loan portfolio. If the Company is not able to successfully manage the interest rate spread on the investment portfolio, its net interest income will decrease, which would adversely affect its results of operations and negatively impact net income. Investment securities tend to have a lower risk than loans, and as such, generally provide a lower yield. For 2013, average investment securities made up 32.5% of the Company’s average total assets. Interest income on investment securities accounted for 19.6% of total interest income for 2013.

The Company periodically sells investment securities at irregular intervals in the normal course of business to execute its current asset/liability management strategies. This will result in the realization of either a net gain or loss. Moreover, proceeds from sales may be reinvested in investment securities with lower yields, which could reduce future earnings from investment securities. The Company also monitors its investment securities portfolio for deteriorating values and for other-than-temporary impairment. Any material other-than-temporary impairment charges would likewise have an adverse effect on the Company’s results of operations and could lead to additional losses.

The Company cannot accurately predict the effect of the current economy on its future results of operations or the market price of its stock.

The national economy and the financial services sector in particular continue to face challenges stemming from the economic recession occurring between 2007 and 2009. The Company cannot accurately predict the severity or duration of the current economic slowdown, which has adversely impacted its performance and the markets it serves. Any further deterioration in the economies of the nation as a whole or in the Company’s local markets would have an adverse effect, which could be material, on the Company’s financial condition, results of operations, and prospects and could also cause the market price of the Company’s stock to decline. While it is impossible to predict how long these conditions may exist, the economic slowdown could continue to present risks for some time for our industry and the Company.

Interest rate volatility could significantly harm the Company’s results of operations.

The Company’s results of operations are affected by the monetary and fiscal policies of the federal government, the policies of its regulators, and the prevailing interest rates in the United States and the Company’s markets. In addition, it is increasingly common for the Company’s competitors, who may be aggressively seeking to attract deposits as a result of liquidity concerns arising from changing economic or other conditions, to pay rates on deposits that are much higher than normal market rates. A significant component of the Company’s earnings is net interest income, which is the difference between the income from interest earning assets, such as loans, and the expense on interest bearing liabilities, such as deposits. A change in market interest rates could adversely affect the Company’s earnings if market interest rates change such that the interest it pays on deposits and borrowings increases faster than the interest it collects on loans and investments; or, alternatively, if interest rates earned on earning assets decline faster than those rates paid on interest paying liabilities. Consequently, as with most financial institutions, the Company is sensitive to interest rate fluctuations. Changes in market interest rates may also affect the level of voluntary prepayments on loans and mortgage-back investment securities resulting in the receipt of funds that may be reinvested at a lower rate.

The FDIC periodically amends its deposit insurance rate assessment structure, which can increase costs to the Company.

Under the Federal Deposit Insurance Act, as amended by the Dodd-Frank Act, the FDIC must establish and implement a plan to restore the deposit insurance fund’s designated reserve ratio to 1.35% of insured deposits by 2020. The Dodd-Frank Act removed the previously established upper limit reserve ratio of 1.15%. The FDIC must continue to assess and consider the appropriate level of the reserve ratio annually by considering each of the following: risk of loss to the insurance fund; economic conditions affecting the banking industry; the prevention of sharp swings in the assessment rates; and any other factors the FDIC deems important. The FDIC’s current fund management strategy includes a targeted long-term reserve ratio of 2.0%.

The Dodd-Frank Act required changes to a number of components of the FDIC insurance assessment that were effective April 1, 2011. While these changes have resulted in a lower amount of deposit insurance assessments for the Company, future changes in assessment rates or methodology could adversely impact the Company’s future earnings and liquidity in a material amount.

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

The Company is required by federal and state regulatory authorities to maintain levels of capital to support its operations. Furthermore, as a result of regularly scheduled examinations, regulators currently require two of the Company’s subsidiary banks to maintain capital levels significantly above the well-capitalized benchmark. The Company’s ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time and on the Company’s future financial condition and performance. Accordingly, the Company cannot make assurances with respect to its ability to raise additional capital on favorable terms, or at all. If the Company cannot raise additional capital when needed, its ability to further expand its operations through internal growth and acquisitions could be materially impaired and its financial condition and liquidity could be materially and adversely affected. The Parent Company is currently under no directive by its regulators to raise any additional capital.

The tightening of available liquidity could limit the Company’s ability to replace deposits and fund loan demand, which could adversely affect its earnings and capital levels.

A tightening of the credit and liquidity markets and the Company’s inability to obtain adequate funding to replace deposits may negatively affect its earnings and capital levels. In addition to deposit growth, maturity of investment securities, and loan payments from borrowers, the Company relies from time to time on advances from the Federal Home Loan Bank and other wholesale funding sources to fund loans and replace deposits. In the event of a downturn in the economy, these additional funding sources could be negatively affected which could limit the funds available to the Company. The Company’s liquidity position could be significantly constrained if it were unable to access funds from the Federal Home Loan Bank or other wholesale funding sources.

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

The Company conducts most of its operations in Central and Northern Kentucky. The banking and financial services businesses in these areas are highly competitive and increased competition in its primary market areas may adversely impact the level of its loans and deposits. Ultimately, the Company may not be able to compete successfully against current and future competitors. These competitors include national banks, regional banks, and other community banks. The Company also faces competition from other types of financial institutions, including savings and loan associations, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks, and other financial intermediaries. In particular, the

Company’s competitors include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers, and a range in quality of products and services provided, including new technology-driven products and services. If the Company is unable to attract and retain banking customers, it may be unable to increase its loans and level of deposits.

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

The Company cannot predict how its common stock will trade in the future. The market value of its common stock will likely continue to fluctuate in response to a number of factors including the following, most of which are beyond our control, as well as the other factors described in this “Risk Factors” section:

●	general economic conditions and conditions in the financial markets;
●	changes in global financial markets, such as interest or foreign exchange rates, stock, commodity or real estate valuations or volatility, and other geopolitical events;
●	conditions in our local and national credit, mortgage, and housing markets;
●	developments with respect to financial institutions generally, including government regulation;
●	our dividend practice; and
●	actual and anticipated quarterly fluctuations in our operating results and earnings.

The market value of the Company’s common stock may also be impacted by conditions affecting the financial markets in general, including price and trading fluctuations. These conditions may result in: (1) volatility in the level of, and fluctuations in, the market prices of stocks generally and, in turn, the Company’s common stock and (2) sales of substantial amounts of the Company’s common stock in the market, in each case that could be unrelated or disproportionate to changes in the Company’s operating performance. These broad market fluctuations may adversely affect the market value of the Company’s common stock.

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

The Company’s board of directors is authorized generally to cause it to issue additional common and preferred stock without any action on the part of the Company’s shareholders, except as may be required under the listing requirements of the NASDAQ Stock Market. In addition, the board has the power, without shareholder approval, to set the terms of any series of preferred stock that may be issued, including voting rights, dividend rights, preferences, and other terms. This could include preferences over the common stock with respect to dividends or upon liquidation. If the Company issues preferred stock in the future that has a preference over the common stock with respect to the payment of dividends or upon liquidation, or if the Company issues preferred stock with voting rights that dilute the voting power of the common stock, the rights of holders of the common stock or the market price of the common stock could be adversely affected. The Parent Company is currently under no directive by its regulators to raise any additional capital.

You may not receive dividends on the Company’s common stock.

Holders of the Company’s common stock are entitled to receive dividends only when, as, and if its board of directors declares them and as permitted by its regulators. Although the Company has (up through 2009) historically declared quarterly cash dividends on its common stock, it is not required to do so. The Company’s board of directors reduced its quarterly common stock dividend in January 2009 from $.33 per share to $.25 per share and again in October 2009 to $.10 per share. The Company also agreed to not make interest payments on its trust preferred securities or dividends on its common or preferred stock without prior approval from the FRB St. Louis and the KDFI. Representatives of the FRB St. Louis and the KDFI have indicated that any such approval for the payment of dividends will be predicated on a demonstration of adequate, normalized earnings on the part of the Company’s subsidiaries sufficient to support quarterly payments on the Company’s trust preferred securities and quarterly dividends on the Company’s common and preferred stock.  However, there can be no assurance the Company’s regulators will provide such approvals in the future.

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

The Parent Company is a bank holding company that conducts substantially all of its operations through its subsidiary banks. As a result, the Company’s ability to make dividend payments on its common stock depends primarily on certain federal and state regulatory considerations and the receipt of dividends and other distributions from its bank subsidiaries. There are also restrictions on the ability of two of our subsidiary banks to pay dividends or make other payments to the Parent Company related to current regulatory agreements that are in effect, thus further restricting the Parent Company’s ability to make payments to its shareholders.

The trading volume in the Company’s common stock is less than that of many other similar companies.

The Company’s common stock is listed for trading on the NASDAQ Global Select Stock Market. As of December 31, 2013, the 50-day average trading volume of the Company’s common stock on NASDAQ was 15,936 shares or .21% of the total common shares outstanding of 7,478,706. An efficient public trading market is dependent upon the existence in the marketplace of willing buyers and willing sellers of a stock at any given time. The Company has no control over such individual decisions of investors and general economic and market conditions. Given the lower trading volume of the Company’s common stock, larger sales volumes of its common stock could cause the value of its common stock to decrease. Moreover, due to its lower trading volume it may take longer to liquidate your position in the Company’s common stock.

There can be no assurance when the Company’s Series A preferred stock can be redeemed.

Subject to consultation with, and approval from, its banking regulators, the Company intends to repurchase the Series A preferred stock when it believes the credit metrics in its loan portfolio have improved for the long-term and the overall economy has rebounded. However, there can be no assurance when the Series A preferred stock can be repurchased, if at all. Until such time as the Series A preferred stock is repurchased, the Company will remain subject to the terms and conditions of the instrument, which, among other things, limit the Company’s ability to repurchase or redeem common stock.

Holders of the Company’s Series A preferred stock have rights that are senior to those of the Company’s common stockholders.

The Company’s Series A preferred stock is senior to the Company’s shares of common stock, and holders of the Series A preferred stock have certain rights and preferences that are senior to holders of the Company’s common stock. The restrictions on the Company’s ability to declare and pay dividends to common stockholders are discussed above. In addition, the Company and its subsidiaries may not purchase, redeem, or otherwise acquire for consideration any shares of the Company’s common stock unless the Company has paid in full all accrued dividends on the Series A preferred stock for all prior dividend periods, other than in certain circumstances. Furthermore, the Series A preferred stock is entitled to a liquidation preference over shares of the Company’s common stock in the event of liquidation, dissolution, or winding up.

Holders of the Company’s Series A preferred stock have limited voting rights.

Except (1) in connection with the election of two directors to the Company’s board of directors if its dividends on the Series A preferred stock are in arrears and we have missed six quarterly dividends and (2) as otherwise required by law, holders of the Company’s Series A preferred stock have limited voting rights. In addition to any other vote or consent of shareholders required by law or the Company’s articles of incorporation, the vote or consent of holders owning at least 66 2/3% of the shares of Series A preferred stock outstanding is required for (1) any authorization or issuance of shares ranking senior to the Series A preferred stock; (2) any amendment to the rights of the Series A preferred stock that adversely affects the rights, preferences, privileges, or voting power of the Series A preferred stock; or (3) consummation of any merger, share exchange, or similar transaction unless the shares of Series A preferred stock remain outstanding or are converted into or exchanged for preference securities of the surviving entity other than the Company and have such rights, preferences, privileges and voting power as are not materially less favorable than those of the holders of the Series A preferred stock.

The Company’s common stock constitutes equity and is subordinate to its existing and future indebtedness and its Series A preferred stock, and is effectively subordinated to all the indebtedness and other non-common equity claims against its subsidiaries.

Shares of the Company’s common stock represent equity interests in the Parent Company and do not constitute indebtedness. Accordingly, the shares of the Company’s common stock rank junior to all of its indebtedness and to other non-equity claims on Farmers Capital Bank Corporation with respect to assets available to satisfy such claims. Additionally, dividends to holders of the Company’s common stock are subject to the prior dividend and liquidation rights of the holders of the Company’s Series A preferred stock and any additional preferred stock we may issue. The Series A preferred stock has an aggregate liquidation preference of $30 million, plus any accrued and unpaid dividends.

The Company’s right to participate in any distribution of assets of any of its subsidiaries upon the subsidiary’s liquidation or otherwise, and thus the ability of the Company’s common stockholders to benefit indirectly from such distribution, will be subject to the prior claims of creditors of that subsidiary. As a result, holders of the Company’s common stock will be effectively subordinated to all existing and future liabilities and obligations of its subsidiaries, including claims of depositors.

If the Company is unable to redeem its Series A preferred stock after an initial five-year period, the cost of this capital will increase substantially.

If the Company is unable to redeem its Series A preferred stock prior to February 15, 2014, the cost of this capital to us will increase from approximately $1.5 million annually (5.0% per annum of the Series A preferred stock liquidation value) to $2.7 million annually (9.0% per annum of the Series A preferred stock liquidation value). The increase in the annual dividend rate on the Series A preferred stock would have a material negative effect on the amount of earnings the Company can retain for growth and to pay dividends on its common stock. The Company did not redeem any portion of its Series A preferred stock prior to the dividend resetting to 9.0%.

The current economic environment exposes the Company to higher credit losses and expenses and may result in lower earnings or increase the likelihood of losses.

Although the Company remains well-capitalized, it continues to operate in a very challenging and uncertain economic environment. Financial institutions, including the Company, continue to being adversely effected by difficult economic conditions that have impacted not only local markets, but on a national and global scale. Substantial deterioration in real estate and other financial markets in recent years, although improving, have and may continue to adversely impact the Company’s financial performance. Declines in real estate values and home sales volumes, along with high levels of unemployment and other economic stresses can decrease the value of collateral securing loans extended to borrowers, particularly that of real estate loans. A decrease in the value of real estate securing loans may make it more difficult for the Company to recover amounts it is owed in the event of default by a borrower.

Current economic conditions may result in a higher degree of financial stress on the Company’s borrowers and their customers which could impair the Company’s ability to collect payments on loans, potentially increasing loan delinquencies, nonperforming assets, foreclosures, and losses. Current market forces have and may in the future cause the value of investment securities or other assets held by the Company to deteriorate, resulting in impairment charges, higher losses, and lower regulatory capital levels.

Market volatility could adversely impact the Company’s results of operations, liquidity position, and access to additional capital.

The capital and credit markets experienced heavy volatility and disruptions during much of the recent economic downturn, with unprecedented levels of volatility and disruptions that took place beginning in the last few months of 2008. In many cases, this led to downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If similar market disruptions and volatility recur, the Company may experience a material adverse effect on its results of operations and liquidity position or on its ability to access additional capital.

Risks associated with unpredictable economic and political conditions may be amplified as a result of limited market area.

Commercial banks and other financial institutions, including the Company, are affected by economic and political conditions, both domestic and international, and by governmental monetary policies. These conditions and other factors beyond the Company’s control may adversely affect profitability. In addition, almost all of the Company’s primary business area is located in Central and Northern Kentucky. Significant downturns in this economic region may result in a deterioration of the Company’s credit quality or a reduced demand for credit and may harm the financial stability of the Company’s customers. Due to the Company’s regional market area, these negative conditions may have a more noticeable effect on the Company than would be experienced by an institution with a larger, more diverse market area.

The Company’s results of operations are significantly affected by the ability of its borrowers to repay their loans.

Lending money is an essential part of the banking business. However, borrowers do not always repay their loans. The risk of non-payment is affected by:

●	unanticipated declines in borrower income or cash flow;
●	changes in economic and industry conditions;
●	the duration of the loan; and
●	in the case of a collateralized loan, uncertainties as to the future value of the collateral.

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

Inability to hire or retain certain key professionals, management, and staff could adversely affect the Company’s revenues and net income.

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

The secure transmission of confidential information over the Internet is a significant element of online banking. The Company’s computer network or those of its customers could be vulnerable to unauthorized access, computer viruses, phishing schemes, and other security problems. The Company could be required to commit additional resources to protect against the threat of security breaches and computer viruses, or to remedy problems caused by security breaches or viruses. To the extent that the Company’s activities or the activities of its customers involve the storage and transmission of confidential information, security breaches and viruses could expose the Company to litigation and other possible liabilities. The inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in the Company’s systems and could adversely affect its reputation and overall operations.

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

The goals of the Dodd-Frank Act include restoring public confidence in the financial system, preventing another financial crisis, and allowing regulators to identify failings in the system before another crisis can occur. As part of the reform, the Dodd-Frank Act created the Financial Stability Oversight Council, with oversight authority for monitoring and regulating systemic risk, and the Bureau of Consumer Financial Protection, which has broad regulatory and enforcement powers over consumer financial products and services.  The Dodd-Frank Act also changes the responsibilities of the current federal banking regulators, imposes additional corporate governance and disclosure requirements in areas such as executive compensation and proxy access, and limits or prohibits proprietary trading and hedge fund and private equity activities of banks. It also impacts areas such as deposit insurance, mortgage lending, capital requirements, securitizations, and insurance.

The scope of the Dodd-Frank Act impacts many aspects of the financial services industry and requires the development and adoption of numerous implementing regulations, some of which have yet to be finalized. Consequently, the effects of the Dodd-Frank Act on the financial services industry and the Company will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken to implement the regulations.  The Company continues to assess the impact of the Dodd-Frank Act on its business and operations and believes that compliance with these new laws and regulations will likely result in additional costs, but the probable impact cannot be measured with a high degree of certainty. Compliance with the new laws and regulations could adversely impact the Company’s results of operations, financial condition, or liquidity, any of which may impact the market price of the Company’s common stock.

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

Unless otherwise indicated, the properties listed below are owned by the Company and its subsidiaries as of December 31, 2013.

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

Item 3. Legal Proceedings

As of December 31, 2013, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. It is the opinion of management, after discussion with legal counsel, that the disposition or ultimate resolution of such claims and legal actions will not have a material effect upon the consolidated financial statements of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

At various times, the Company’s Board of Directors has authorized the purchase of shares of the Company’s outstanding common stock. No stated expiration dates have been established under any of the previous authorizations. There were no shares of common stock repurchased by the Company during the quarter ended December 31, 2013. There are 84,971 shares that may still be purchased under the various authorizations. However, the Company must be granted permission by the Federal Reserve Bank of St. Louis and the Kentucky Department of Financial Institutions before it can repurchase or redeem any of its outstanding common or preferred stock as a result of its regulatory agreement.

Performance Graph

The following graph sets forth a comparison of the five-year cumulative total returns among the shares of Company Common Stock, the NASDAQ Composite Index ("broad market index"), and Southeastern Banks Under $1 Billion Market-Capitalization ("peer group index"). Cumulative shareholder return is computed by dividing the sum of the cumulative amount of dividends for the measurement period and the difference between the share price at the end and the beginning of the measurement period by the share price at the beginning of the measurement period.

The broad market index includes over 3,000 domestic and international based common shares listed on The NASDAQ Stock Market. The peer group index consists of 37 banking companies in the Southeastern United States. The Company is included among those in the peer group index.

	2008	2009	2010	2011	2012	2013

Farmers Capital Bank Corporation	$100.00	$44.10	$21.06	$19.37	$52.85	$93.84
NASDAQ Composite	100.00	144.88	170.58	171.30	199.99	283.39
Southeastern Banks Under $1 Billion Market-Capitalization	100.00	75.91	89.69	92.08	105.08	149.42

Corporate Address

The headquarters of Farmers Capital Bank Corporation is located at:

202 West Main Street

Frankfort, Kentucky 40601

Direct correspondence to:

Farmers Capital Bank Corporation

P.O. Box 309

Frankfort, Kentucky 40602-0309

Phone: (502) 227-1668

www.farmerscapital.com

Annual Meeting

The annual meeting of shareholders of Farmers Capital Bank Corporation will be held Tuesday, May 13, 2014 at 11:00 a.m. at the main office of Farmers Bank & Capital Trust Company, Frankfort, Kentucky.

Form 10-K

For a free copy of Farmers Capital Bank Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission, please write:

C. Douglas Carpenter, Executive Vice President, Secretary, and Chief Financial Officer

Farmers Capital Bank Corporation

P.O. Box 309

Frankfort, Kentucky 40602-0309

Phone: (502) 227-1668

Web Site Access to Filings

All reports filed electronically by the Company with the United States Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available at no cost on the Company’s website at www.farmerscapital.com.

NASDAQ Market Makers
J.J.B. Hilliard, W.L. Lyons, LLC	Morgan, Keegan & Company, Inc.
(502) 588-8400	(800) 260-0280
(800) 444-1854

UBS Securities, LLC	Raymond James & Associates, Inc.
(859) 269-6900	(800) 248-8863
(502) 589-4000

The Transfer Agent and Registrar for Farmers Capital Bank Corporation is American Stock Transfer & Trust Company, LLC.

American Stock Transfer & Trust Company, LLC

Shareholder Relations

59 Maiden Lane - Plaza Level

New York, NY 10038

Phone: (800) 937-5449

Fax: (718) 236-2641

Email: Info@amstock.com

Website: www.amstock.com

Additional information is set forth under the captions “Shareholder Information” and “Common Stock Price” on page 73 under Part II, Item 7 and Note 17 “Regulatory Matters” in the notes to the Company's 2013 audited consolidated financial statements on pages 117 to 120 of this Form 10-K and is hereby incorporated by reference.

Item 6. Selected Financial Data

Selected Financial Highlights

December 31, (In thousands, except per share data)	2013	2012	2011	2010	2009
Results of Operations
Interest income	$66,733	$71,222	$78,349	$89,751	$100,910
Interest expense	11,995	18,258	24,670	34,948	47,065
Net interest income	54,738	52,964	53,679	54,803	53,845
Provision for loan losses	(2,600)	2,772	13,487	17,233	20,768
Noninterest income	22,116	24,654	24,391	34,110	28,169
Noninterest expense[1]	61,573	59,787	62,492	62,711	115,141
Net income (loss)	13,446	12,149	2,738	6,932	(44,742)
Dividends and accretion on preferred shares	1,951	1,922	1,896	1,871	1,802
Net income (loss) available to common shareholders	11,495	10,227	842	5,061	(46,544)
Per Common Share Data
Basic and diluted net income (loss)	$1.54	$1.37	$.11	$.68	$(6.32)
Cash dividends declared	-	-	-	-	.85
Book value	18.73	18.54	17.18	16.35	16.11
Tangible book value[2]	18.61	18.35	16.86	15.87	15.44
Selected Ratios
Percentage of net income (loss) to:
Average shareholders’ equity (ROE)	7.97%	7.38%	1.77%	4.55%	(22.68)%
Average total assets (ROA)	.74	.65	.14	.33	(1.99)
Percentage of common dividends declared to net income	-	-	-	-	N/M
Percentage of average shareholders’ equity to average total assets	9.34	8.85	8.05	7.32	8.76
Total shareholders’ equity	$170,055	$168,021	$157,057	$149,896	$147,227
Total assets	1,809,555	1,807,232	1,883,590	1,935,693	2,171,562
Long term borrowings	176,850	178,267	239,664	252,209	316,932
Senior perpetual preferred stock	29,988	29,537	29,115	28,719	28,348
Weighted average common shares outstanding - basic and diluted	7,474	7,457	7,424	7,390	7,365

[1]	The Company recorded a $52.4 million pretax goodwill impairment charge during 2009, representing the entire amount of goodwill previously reported.
[2]	Represents total common equity less intangible assets divided by the number of common shares outstanding at the end of the period.

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

At year-end 2013, Farmers Bank had three primary subsidiaries, which include EG Properties, Inc., Leasing One Corporation (“Leasing One”), and Farmers Capital Insurance Corporation (“Farmers Insurance”). EG Properties, Inc. is involved in real estate management and liquidation for certain repossessed properties of Farmers Bank. Leasing One is a commercial leasing company in Frankfort, KY, and Farmers Insurance is an insurance agency in Frankfort, KY. United Bank had one direct subsidiary at year-end 2013, EGT Properties, Inc. EGT Properties, Inc. is involved in real estate management and liquidation for certain repossessed properties of United Bank. First Citizens had one subsidiary at year-end 2013, HBJ Properties, LLC. HBJ Properties, LLC is involved in real estate management and liquidation for certain repossessed properties of First Citizens. Citizens Northern had one direct subsidiary at year-end 2013, ENKY Properties, Inc., which is involved in real estate management and liquidation for certain repossessed properties of Citizens Northern.

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

Application of Critical Accounting Policies

The Company’s audited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices applicable to the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility between reporting periods. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques.

The most significant accounting policies followed by the Company are presented in Note 1 of the Company’s 2013 audited consolidated financial statements. These policies, along with the disclosures presented in other financial statement notes and in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and fair value measurements to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

Allowance for Loan Losses

The allowance for loan losses represents credit losses specifically identified in the loan portfolio, as well as management's estimate of probable incurred credit losses in the loan portfolio at the balance sheet date. Determining the amount of the allowance for loan losses and the related provision for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant changes. The loan portfolio also represents the largest asset group on the consolidated balance sheets. Additional information related to the allowance for loan losses that describes the methodology and risk factors can be found under the captions “Asset Quality” and “Nonperforming Assets” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Notes 1 and 3 of the Company’s 2013 audited consolidated financial statements.

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

The Company estimates the fair value of a financial instrument using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. Active markets are those where transaction volumes are sufficient to provide objective pricing information with reasonably narrow bid/ask spreads and where quoted prices do not vary widely. When the financial instruments are not actively traded, other observable market inputs such as quoted prices of securities with similar characteristics may be used, if available, to determine fair value. Inactive markets are characterized by low transaction volumes, price quotations that vary substantially among market participants, or in which minimal information is released publicly.

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

Additional information regarding fair value measurements can be found in Notes 1 and 18 of the Company’s 2013 audited consolidated financial statements.  The following is a summary of the Company’s more significant assets that may be affected by fair value measurements, as well as a brief description of the current accounting practices and valuation methodologies employed by the Company:

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

At December 31, 2013, all of the Company’s available for sale investment securities were measured using observable market data.

Other Real Estate Owned

Other real estate owned (“OREO”) includes properties acquired by the Company through, or in lieu of, actual loan foreclosures and is initially carried at fair value less estimated costs to sell. Fair value is generally based on third party appraisals of the property that includes comparable sales data. The carrying value of each OREO property is updated at least annually and more frequently when market conditions significantly impact the value of the property. If the carrying amount exceeds fair value less estimated costs to sell, an impairment loss is recorded through expense. OREO is subsequently accounted for at the lower of carrying amount or fair value less estimated costs to sell. At December 31, 2013, OREO was $37.8 million compared to $52.6 million at year-end 2012.

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

Appraisals used in connection with valuing collateral-dependent loans may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraisers take absorption rates into consideration and adjustments are routinely made in the appraisal process to identify differences between the comparable sales and income data available. Such adjustments consist mainly of estimated costs to sell that are not included in certain appraisals or to update appraised collateral values as a result of market declines of similar properties for which a newer appraisal is available. These adjustments can be significant. Impaired loans were $58.3 million and $63.9 million at year-end 2013 and 2012, respectively.

EXECUTIVE LEVEL OVERVIEW

The Company offers a variety of financial products and services at its 36 banking locations in 23 communities throughout Central and Northern Kentucky. The Company has four separately chartered commercial banks that operate under a community banking philosophy. This philosophy focuses primarily on understanding the banking needs of those in our local and surrounding communities and providing them with competitively priced products and a high level of personalized service. The most significant products and services the Company offers include consumer and business lending, checking, savings, and other deposit accounts, automated teller machines, electronic bill payments, and providing trust services and other traditional banking products and services. The primary goals of the Company are to continually improve profitability and shareholder value, increase and maintain a strong capital position, provide excellent service to our customers through our community banking structure, and to provide a challenging and rewarding work environment for our employees.

The Company generates a significant amount of its revenue, cash flows, and net income from interest income and net interest income. The ability to properly manage net interest income under changing market environments is crucial to the success of the Company. Managing credit risk also has a significant influence on the operating results of the Company. Although the overall economy showed moderate growth during the year, the overall decline experienced from the early years of the recent economic downturn continue to weigh on the Company primarily in the form of still-elevated nonperforming assets. Unemployment rates remain high and federal fiscal policy is constraining economic growth.

The most significant issues to impact the Company’s operating results for 2013 continue to include elevated amounts of nonperforming assets and the lack of high quality loan demand. The Company remained focused on reducing nonperforming assets, which fell $18.1 million or 17.0% during the year to the lowest balance since the third quarter of 2009. The overall credit quality of the loan portfolio also improved, as historical loss rates and other measures showed widespread improvement. While certain measures of the economy are showing incremental improvements, economic growth is slow and quality loan demand remains soft.

For 2014, the Company intends to add to the improvements made over the last few years. Reducing nonperforming assets will continue to be a focal point. Seeking out and funding high quality loan demand and improving profitability is also an important goal. The Company plans to repay a portion of its outstanding preferred stock, although this is subject to approval by its banking regulators. United Bank, a subsidiary of the Company, in early 2014 received notice that the formal Consent Order it entered into with its regulators during 2011 had been terminated and replaced with a stepped-down enforcement action in the form of an informal Memorandum. Removal of formal enforcement actions by regulators, such as the Consent Order, is an important step toward being able to repay a portion of the preferred stock. The Company is diligently working to improve its overall financial condition and for the removal of all enforcement actions with its banking regulators.

RESULTS OF OPERATIONS

The Company reported net income of $13.4 million for 2013 an increase of $1.3 million or 10.7% compared to $12.1 million for 2012. On a per common share basis, net income was $1.54 and $1.37 for 2013 and 2012, respectively. Selected income statement amounts and related information is presented in the table below.

(In thousands, except per share data) Twelve Months Ended December 31,	2013	2012	Increase (Decrease)
Interest income	$66,733	$71,222	$(4,489)
Interest expense	11,995	18,258	(6,263)
Net interest income	54,738	52,964	1,774
Provision for loan losses	(2,600)	2,772	(5,372)
Net interest income after provision for loan losses	57,338	50,192	7,146
Noninterest income	22,116	24,654	(2,538)
Noninterest expenses	61,573	59,787	1,786
Income before income taxes	17,881	15,059	2,822
Income tax expense	4,435	2,910	1,525
Net income	$13,446	$12,149	$1,297
Less preferred stock dividends and discount accretion	1,951	1,922	29
Net income available to common shareholders	$11,495	$10,227	$1,268

Basic and diluted net income per common share	$1.54	$1.37	$.17

Weighted average common shares outstanding – basic and diluted	7,474	7,457	17
Return on average assets	.74%	.65%	9 bp
Return on average equity	7.97%	7.38%	59 bp

bp = basis points.

The more significant components related to the Company’s results of operations are included below.

Interest Income

Interest income results from interest earned on earning assets, which primarily includes loans and investment securities. Interest income is affected by volume (average balance), the composition of earning assets, and the related rates earned on those assets. Total interest income for 2013 was $66.7 million, a decrease of $4.5 million or 6.3% compared to $71.2 million for 2012. With the exception of nontaxable investment securities, interest income decreased across all major earning asset categories. The decrease in interest income relates to lower interest on loans and investment securities, which decreased due to a combination of both rate and volume declines. Rate declines continue to be driven by a slow-growth economy and related competitive factors combined with the overall strategy by the Company of being more selective in pricing both its loans and deposits. While longer-term market interest rates began to climb toward the last half of 2013, actions by the Federal Reserve Board (“Federal Reserve”) have kept the level of interest rates low, with the objective of holding short-term interest rates at exceptionally low levels until unemployment rates decline to a target of 6.5%. In general, the Company’s variable and floating rate assets and liabilities resetting since the prior year, as well as activity related to new earning assets and funding sources, have repriced downward in the current interest rate environment. The Company’s tax equivalent yield on earning assets was 4.1% for 2013, a decrease of 12 basis points compared to 4.2% for 2012.

Interest Expense

Interest expense results from incurring interest on interest bearing liabilities, which are made up of interest bearing deposits, federal funds purchased, securities sold under agreements to repurchase, and other borrowed funds. Interest expense is affected by volume, composition of interest bearing liabilities, and the related rates paid on those liabilities. Total interest expense was $12.0 million for 2013, a decrease of $6.3 million or 34.3% compared to $18.3 million for 2012. The decrease in interest expense is attributed to lower interest on deposits and long-term borrowings. Both rate declines and lower volume contributed to the decrease in interest expense for each of these items. For deposits, substantially all of the decrease in interest expense was related to time deposits. The Company has continued to aggressively reprice higher-rate maturing time deposits downward to lower market rates or to allow them to mature without renewal. For long-term borrowings, the decrease in interest expense reflects two events that occurred during the fourth quarter of 2012: a $50.0 million principal repayment of borrowed funds which drove down the average balance for 2013 and the repricing of $23.2 million of 6.60% fixed rate subordinated debt to a floating interest rate of three-month LIBOR plus 132 basis points. The interest rate in effect at year-end 2013 for this portion of outstanding debt was 1.56%.

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

Tax equivalent net interest income was $56.4 million for 2013, an increase of $1.7 million or 3.1% compared to $54.7 million for 2012. Net interest margin was 3.40%, an increase of 22 basis points from 3.18% for the prior year. The increase in net interest margin was driven by a 27 basis point increase in the net interest spread, which was 3.23% for 2013 compared to 2.96% for 2012.

The Company actively monitors and proactively manages the rate sensitive components of both its assets and liabilities in a continuously changing and difficult market environment. Competition in the Company’s market areas continues to be intense, and while longer term interest rates shifted upward during the last half of 2013, they remain low by historical measures. The Federal Reserve has kept its short-term federal funds target rate at near zero percent since mid-December 2008 and has indicated that it expects to maintain that rate at an exceptionally low level while unemployment rates remain above 6.5%. Yields on the 5-year, 10-year, and 30-year Treasury securities are up 102 basis points, 127 basis points, and 102 basis points at year-end 2013, respectively, compared to a year earlier. Yields on the 3-month and 6-month Treasuries are relatively unchanged.

Similar to the short-term federal funds target rate, the prime interest rate has not changed since December 2008. The Company uses the prime interest rate as part of its pricing model primarily on variable rate commercial real estate loans. The prime interest rate can have a significant impact on the Company’s interest income on loans that reprice based on changes to this rate. The Company’s variable interest rate loans contain provisions that limit the amount of increase or decrease in the interest rate during the life of a loan. This will limit the increase or decrease in interest income on loans that have interest rates tied to the prime interest rate. For 2013, the average yield earned on loans was 5.4%, which exceeded the prime interest rate of 3.25% at year-end. Predicting the movement of future interest rates is uncertain.

During 2013, the average rate for two of the Company’s most significant components of net interest income, loans and time deposits, both declined. The average rate earned on the Company’s loan portfolio for 2013 declined 11 basis points to 5.4% and the average rate paid on time deposits decreased 42 basis points to 1.0% compared to 2012. The Company expects its net interest margin to trend modestly upward in the near term, primarily from a decrease in its cost of funds, according to internal modeling using expectations about future market interest rates, the maturity structure of the Company’s earning assets and liabilities, and other factors. Future results, however, could be significantly different than expectations.

Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential

Years Ended December 31,	2013			2012			2011
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities
Taxable	$477,626	$10,575	2.21%	$532,197	$12,872	2.42%	$494,341	$14,387	2.91%
Nontaxable[1]	109,861	3,726	3.39	88,369	3,313	3.75	63,837	2,848	4.46
Interest bearing deposits with banks, federal funds sold and securities purchased under agreements to resell	66,686	154	.23	66,757	160	.24	106,037	241	.23
Loans [1,2,3]	1,006,662	53,944	5.36	1,035,959	56,639	5.47	1,130,273	62,635	5.54
Total earning assets	1,660,835	$68,399	4.12%	1,723,282	$72,984	4.24%	1,794,488	$80,111	4.46%
Allowance for loan losses	(22,968)			(26,772)			(29,856)
Total earning assets, net of allowance for loan losses	1,637,867			1,696,510			1,764,632
Nonearning Assets
Cash and due from banks	23,435			25,165			19,349
Premises and equipment, net	36,319			37,612			39,319
Other assets	108,037			100,659			95,785
Total assets	$1,805,658			$1,859,946			$1,919,085
Interest Bearing Liabilities
Deposits
Interest bearing demand	$306,945	$216	.07%	$281,076	$240	.09%	$258,244	$355	.14%
Savings	333,457	635	.19	311,724	626	.20	293,526	1,204	.41
Time	505,738	5,071	1.00	588,544	8,373	1.42	687,517	12,929	1.88
Federal funds purchased and other short-term borrowings	29,440	74	.25	26,134	96	.37	38,043	191	.50
Securities sold under agreements to repurchase and other long-term borrowings	176,891	5,999	3.39	223,722	8,923	3.99	246,153	9,991	4.06
Total interest bearing liabilities	1,352,471	$11,995	.89%	1,431,200	$18,258	1.28%	1,523,483	$24,670	1.62%
Noninterest Bearing Liabilities
Demand deposits	256,518			238,443			217,357
Other liabilities	27,979			25,697			23,685
Total liabilities	1,636,968			1,695,340			1,764,525
Shareholders’ equity	168,690			164,606			154,560
Total liabilities and shareholders’ equity	$1,805,658			$1,859,946			$1,919,085
Net interest income		56,404			54,726			55,441
TE basis adjustment		(1,666)			(1,762)			(1,762)
Net interest income		$54,738			$52,964			$53,679
Net interest spread			3.23%			2.96%			2.84%
Impact of noninterest bearing sources of funds			.17			.22			.25
Net interest margin			3.40%			3.18%			3.09%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

2Loan balances include principal balances on nonaccrual loans.

3Loan fees included in interest income amounted to $1.3 million, $1.1 million, and $912 thousand for 2013, 2012, and 2011, respectively.

The following table is an analysis of the change in net interest income.

Analysis of Changes in Net Interest Income (tax equivalent basis)

	Variance	Variance Attributed to		Variance	Variance Attributed to
(In thousands)	2013/2012[1]	Volume	Rate	2012/2011[1]	Volume	Rate
Interest Income
Taxable investment securities	$(2,297)	$(1,244)	$(1,053)	$(1,515)	$1,041	$(2,556)
Nontaxable investment securities[2]	413	752	(339)	465	970	(505)
Interest bearing deposits with banks, federal funds sold and securities purchased under agreements to resell	(6)	-	(6)	(81)	(92)	11
Loans[2]	(2,695)	(1,575)	(1,120)	(5,996)	(5,208)	(788)
Total interest income	(4,585)	(2,067)	(2,518)	(7,127)	(3,289)	(3,838)
Interest Expense
Interest bearing demand deposits	(24)	26	(50)	(115)	28	(143)
Savings deposits	9	41	(32)	(578)	71	(649)
Time deposits	(3,302)	(1,064)	(2,238)	(4,556)	(1,688)	(2,868)
Federal funds purchased and other short-term borrowings	(22)	11	(33)	(95)	(52)	(43)
Securities sold under agreements to repurchase and other long-term borrowings	(2,924)	(1,702)	(1,222)	(1,068)	(898)	(170)
Total interest expense	(6,263)	(2,688)	(3,575)	(6,412)	(2,539)	(3,873)
Net interest income	$1,678	$621	$1,057	$(715)	$(750)	$35
Percentage change	100.0%	37.0%	63.0%	100.0%	104.9%	(4.9)%

1The changes which are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.

2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Provision for Loan Losses

The Company recorded a credit to the provision for loan losses in the amount of $2.6 million for 2013 compared to a charge of $2.8 million for 2012. The allowance for loan losses as a percentage of outstanding loans (net of unearned income) was 2.06% at December 31, 2013 compared to 2.43% at year-end 2012. The decrease in the provision for loan losses is attributed to improving trends in the credit quality of the loan portfolio and a lower level of loans outstanding. Further information about improvements in the Company’s overall credit quality is included under the captions “Allowance for Loan Losses” and “Nonperforming Loans” that follows.

Net charge-offs were $1.3 million and $6.6 million for 2013 and 2012, respectively. This represents a decrease of $5.3 million or 80.8%. Net charge-offs were .13% of average loans outstanding for 2013 compared to .64% for the prior year.

Noninterest Income

The components of noninterest income are as follows for the periods indicated:

(Dollars in thousands) Years Ended December 31,	2013	2012	Increase (Decrease)%
Service charges and fees on deposits	$8,196	$8,124	$72	0.9%
Allotment processing fees	4,922	5,215	(293)	(5.6)
Other service charges, commissions, and fees	4,983	4,478	505	11.3
Data processing income	102	242	(140)	(57.9)
Trust income	1,993	1,909	84	4.4
Investment securities (losses) gains, net	(50)	1,209	(1,259)	(104.1)
Gain on sale of mortgage loans, net	1,036	1,918	(882)	(46.0)
Income from company-owned life insurance	962	1,524	(562)	(36.9)
Other	(28)	35	(63)	(180.0)
Total noninterest income	$22,116	$24,654	$(2,538)	(10.3)%

The more significant items impacting noninterest income are included below.

●

The decrease in allotment processing fees is attributed primarily to volume declines, due in part to reductions in military troop levels and deployments. The Company expects the rate of decrease from its allotment fees to slow or modestly increase beginning mid-2014 from an anticipated pickup in volume, resulting from a large competing vendor that is exiting this line of business in the coming year.

●

The increase in other service charges, commissions, and fees is attributed to higher interchange fees and loan servicing of $301 thousand or 12.8% and $90 thousand or 23.2%, respectively. The increase in interchange fees is due to higher debit card transaction volumes. Loan servicing income is up due to a $27.9 million or 16.2% growth in the mortgage loan servicing portfolio.

●

Data processing income began to decrease sharply during 2011 as a result of the initial termination of the Company’s depository services contract with the Commonwealth of Kentucky (“Commonwealth”). Fees from the Commonwealth continued to decline over an additional one-year transition period as the contract wound down and ultimately terminated in June 2012. These fee reductions have been partially offset by decreases in related noninterest expenses spread over multiple line items categories.

●

Investment securities include a $57 thousand loss for 2013 attributed to a single municipal bond where the issuer participated in the Build America Bond (“BAB”) program. BAB is a federal government program whereby the U.S. Treasury pays a direct subsidy to the issuer to support interest costs of qualified bonds. Federal budget sequestration events during 2013 reduced the subsidy to the issuer, triggering an extraordinary redemption feature related to these bonds. This bond had a carrying value in excess of its par value due to the unamortized premium. The issuer redeemed the bond at par value, which resulted in the loss. Given the current interest rate environment, the Company expects another bond issue related to the BAB program to be called during the first quarter of 2014, resulting in a loss of approximately $156 related to unamortized premiums. The net gain recorded in the prior year is attributed to normal asset/liability management strategies, as the Company periodically sells investment securities to lock in gains, increase yield, restructure expected future cash flows, and/or enhance its capital position.

●

The decrease in net gains on the sale of mortgage loans is due to lower origination and refinancing activity. The volume of loans sold in 2013 decreased $34.7 million or 41.0% compared to 2012. Mortgage refinancing and home purchases rose sharply during 2012 fueled by interest rate declines. Those rates have since increased which has reduced customer demand.

●

Income from company-owned life insurance decreased primarily because the prior year includes a nonrecurring gain in the amount of $529 thousand related to death benefit proceeds. Lower crediting rates represent the remaining decrease.

●	Other income for 2013 includes a net loss of $306 thousand related to the Company’s equity interest in two low income tax credit partnerships. For 2012, the loss was $226 thousand.

Noninterest Expense

The components of noninterest expense are as follows for the periods indicated:

(Dollars in thousands) Years Ended December 31,	2013	2012	Increase (Decrease)%
Salaries and employee benefits	$29,681	$28,190	$1,491	5.3%
Occupancy expenses, net	4,767	4,757	10	0.2
Equipment expenses	2,398	2,364	34	1.4
Data processing and communication expenses	3,946	4,271	(325)	(7.6)
Bank franchise tax	2,354	2,381	(27)	(1.1)
Amortization of intangibles	540	1,014	(474)	(46.7)
Deposit insurance expense	2,265	2,690	(425)	(15.8)
Other real estate expenses, net	6,999	5,232	1,767	33.8
Legal expenses	780	1,220	(440)	(36.1)
Other	7,843	7,668	175	2.3
Total noninterest expense	$61,573	$59,787	$1,786	3.0%

The more significant items impacting noninterest expenses are included below.

●

The increase in salaries and employee benefits was driven by a $996 thousand or 20.5% net increase in benefit expenses, mainly from higher claims related to the Company’s self-funded health insurance plan. Claims for 2013 were unusually high in comparison to recent years. The Company had 519 full time equivalent employees at year-end 2013, virtually unchanged from 518 a year earlier.

●

Data processing and communication expenses mainly decreased due to cost savings related to an agreement the Company announced during the first quarter of 2012 to reduce its debit card processing expenses and to cost reductions associated with the termination of the Company’s depository services contract with the Commonwealth as previously discussed.

●

Amortization of intangible assets declined as a result of actuarial determined reductions related to core deposit and customer relationship intangible assets arising from previous business acquisitions. Intangible assets are scheduled to fully amortize by 2015.

●

Deposit insurance expense decreased during 2013 primarily as a result of the improved risk rating by the FDIC at the Company’s largest bank subsidiary. The better rating reduced the assessment rate used in determining the amount payable for deposit insurance.

●

The increase in other real estate expenses was driven by higher impairment charges of $1.8 million or 46.8%. Total impairment charges for 2013 were $5.5 million, which includes $2.0 million related to a single residential real estate development project that had a carrying value of $2.9 million at year-end 2013.

●

The decrease in legal expenses relates primarily to problem loan activity in the normal course of business. Also, the prior year includes nonrecurring expenses of $122 thousand related to registering the Company’s Series A preferred shares that were sold by the U.S. Treasury to third party investors.

Income Taxes

Income tax expense was $4.4 million for 2013, an increase of $1.5 million or 52.4% compared to $2.9 million for 2012. The effective income tax rates were 24.8% and 19.3% for 2013 and 2012, respectively. The increase in income tax expense and the effective tax rate for 2013 is attributed primarily to a combination of lower tax credits and the relative amount of tax-free income to total income. Tax credits that have been utilized by the Company over a number of years related to Qualified Zone Academy Bonds were fully exhausted during 2012. In addition, the taxable portion of total revenues has increased more in proportion to the nontaxable revenues.

FINANCIAL CONDITION

The size of the Company’s balance sheet was relatively unchanged at year-end 2013, with total assets up .1% compared to the prior year. The overall financial condition of the Company, however, continued to improve. Total nonperforming assets have declined in five consecutive quarters and are at the lowest level since the third quarter of 2009. Credit quality metrics and net interest margin improved in 2013, and banking regulators have recognized improvements by removing (during 2013) or reducing (in early 2014) enforcement actions at two of the Company’s subsidiary banks. Regulatory capital levels remain significantly above the “well-capitalized” threshold. Quality loan demand, however, remains weak. Absent regulatory approval to repay a portion of its preferred shares, preferred dividend payments will increase as a result of the rate resetting from 5% to 9% during the first quarter of 2014.

Total assets were $1.8 billion at December 31, 2013, representing a .1% increase from year-end 2012. Cash and cash equivalents, OREO, and loans (net of unearned income) decreased $27.6 million or 28.8%, $14.7 million or 28.0%, and $5.1 million or .5%, respectively. Investment securities increased $39.7 million or 6.9%. Deposits and total liabilities were unchanged at $1.4 billion and $1.6 billion, respectively; shareholders’ equity increased $2.0 million or 1.2%.

Temporary Investments

Temporary investments consist of interest bearing deposits in other banks and federal funds sold and securities purchased under agreements to resell. The Company uses these funds in the management of liquidity and interest rate sensitivity or as a short-term holding prior to subsequent movement into other investments with higher yields or for other purposes. At December 31, 2013, temporary investments were $45.3 million, a decrease of $23.1 million or 33.7% compared to $68.4 million at year-end 2012.

Investment Securities

The investment securities portfolio is comprised primarily of residential mortgage-backed securities, tax-exempt securities of states and political subdivisions, and debt securities issued by U.S. government-sponsored agencies. Substantially all of the Company’s investment securities are designated as available for sale. Total investment securities had a carrying amount of $614 million at year-end 2013, an increase of $39.7 million or 6.9% compared to $574 million at year-end 2012. Proceeds received from maturing or called investment securities not needed to fund higher-earning loans are either reinvested in similar investments or used to manage liquidity, such as for deposit outflows or other payment obligations. The Company periodically sells investment securities in response to its overall asset/liability management strategy to lock in gains, increase yield, restructure expected future cash flows, and/or enhance its capital position.

The increase in investment securities was driven by net purchases of $64.8 million, partially offset by a decrease in the unrealized gain on available for sale securities in the amount of $20.1 million, which resulted in an overall net unrealized loss of $5.6 million at year-end. Net premium amortization was $5.0 million for 2013 compared to $5.3 million for 2012. The decrease in the value of the available for sale securities portfolio is attributed to a general shift downward in bond prices, primarily for the longer term maturity periods. Bond prices fell sharply during the second quarter of 2013 and remained relatively stable during the third quarter, then further falling at year-end. The initial decrease in bond prices occurred primarily as a result of the market’s response to changing perceptions about monetary tightening by the Federal Reserve through its level and timing of bond purchasing activity. The resulting higher interest rates also increased volatility, which further reduced prices. During the fourth quarter, the Federal Reserve announced that it would begin paring back its bond purchasing activity beginning in 2014. This action, combined with a more positive economic outlook, resulted in lower bond prices for the quarter. As market interest rates increase, the value of fixed rate investments decreases.

At year-end 2013, investment securities include $5.9 million amortized cost amounts of single-issuer trust preferred capital securities of a U.S. based global financial services firm with an estimated fair value of $4.8 million. The investment continues to perform according to contractual terms and is rated as investment grade by major rating agencies. The issuer of the securities announced in the first quarter of 2013 that it had passed stringent regulatory stress testing and received regulatory approval to both increase per share common dividend payments and increase its equity repurchase program. The Company does not intend to sell its investment in these securities, nor does the Company believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company believes these securities are not impaired due to reasons of credit quality or other factors, but rather the unrealized loss is primarily attributed to general uncertainties in both international and domestic economies and continuing market volatility. The Company believes that it will collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will continue to recover as they approach their maturity dates.

The Company attributes the unrealized losses in other sectors of the investment securities portfolio to changes in market interest rates and volatility, and thus identifies them as temporary. As discussed further above, market interest rates rose sharply during the last half of 2013, particularly for the longer dated maturity periods. Investment securities with unrealized losses at December 31, 2013 are performing according to their contractual terms, and the Company does not expect to incur a loss on these securities unless they are sold prior to maturity. The Company does not have the intent to sell these securities nor does it believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company does not consider any of the securities to be impaired due to reasons of credit quality or other factors. All investment securities in the Company’s portfolio are currently performing.

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

The following table summarizes the carrying values of investment securities on December 31, 2013, 2012, and 2011. The investment securities are divided into available for sale and held to maturity securities. Available for sale securities are carried at estimated fair value and held to maturity securities are carried at amortized cost. Corporate debt securities consist primarily of debt issued by a large global financial services firm. Mutual funds and equity securities are attributed to the Company’s captive insurance subsidiary.

December 31,	2013		2012		2011
(In thousands)	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity
Obligations of U.S. government-sponsored entities	$93,750	$-	$76,095	$-	$96,163	$-
Obligations of states and political subdivisions	131,970	765	118,755	820	84,619	875
Mortgage-backed securities – residential	378,077	-	370,439	-	408,863	-
Mortgage-backed securities – commercial	689	-	-	-	209	-
Corporate debt securities	6,257	-	5,826	-	6,364	-
Mutual funds and equity securities	2,077	-	1,993	-	1,601	-
Total	$612,820	$765	$573,108	$820	$597,819	$875

The following table presents an analysis of the contractual maturity and tax equivalent weighted average interest rates of investment securities at December 31, 2013. Available for sale securities are stated at estimated fair value and held to maturity securities are stated at amortized cost. Mortgage-backed securities are included in maturity categories based on their stated maturity dates. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mutual funds and equity securities are attributed to the Company’s captive insurance subsidiary. These investments have no stated maturity date and are not included in the maturity schedule that follows.

Available for Sale

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
(In thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Obligations of U.S. government-sponsored entities	$-	-%	$57,585	1.1%	$33,457	1.8%	$2,708	2.6%
Obligations of states and political subdivisions	3,315	2.6	56,623	2.7	63,716	3.4	8,316	5.4
Mortgage-backed securities – residential	-	-	-	-	48,470	1.8	329,607	2.8
Mortgage-backed securities – commercial	-	-	-	-	689	2.3	-	-
Corporate debt securities	52	2.9	1,241	3.3	148	4.3	4,816	2.0
Total	$3,367	2.6%	$115,449	1.8%	$146,480	2.5%	$345,447	2.9%

Held to Maturity

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
(In thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Obligations of states and political subdivisions	$-	-%	$-	-%	$765	4.4%	$-	-%

The calculation of the weighted average interest rates for each category is based on the weighted average costs of the securities. The weighted average tax rates on exempt state and political subdivisions are computed based on the marginal corporate Federal tax rate of 35%.

Loans

Loans, net of unearned income, were $1.0 billion at December 31, 2013, a decrease of $5.1 million or .5% compared to year-end 2012. While the Company continues its efforts to strengthen customer relationships and business development initiatives, high quality loan demand remains soft. The Company continues a measured and cautious lending strategy while it reduces high levels of nonperforming assets in an improving, but slow growing economy.

The composition of the loan portfolio, net of unearned income, is summarized in the table that follows. Loans outstanding were negatively impacted during the fourth quarter of 2013 by the payoff of four credit relationships totaling $14.1 million in the aggregate secured by similar commercial real estate properties. Based on economic forecasts and other available information, the Company expects minor improvement in the local and regional economy during 2014. An improving economy, particularly where the labor force participation rates increase, could slow the rate of decline experienced in outstanding loan balances in recent years or result in incremental loan growth.

December 31, (In thousands)	2013	%	2012	%	2011	%	2010	%	2009	%
Commercial, financial, and agricultural	$92,827	9.3%	$87,440	8.7%	$93,807	8.7%	$108,959	9.1%	$114,687	9.0%
Real estate mortgage – construction and land development	101,352	10.1	102,454	10.2	119,989	11.2	154,208	12.9	211,725	16.7
Real estate mortgage – residential	371,582	37.2	368,762	36.7	397,357	37.1	424,995	35.6	435,294	34.2
Real estate mortgage – farmland and other commercial enterprises	418,147	41.8	425,477	42.3	432,438	40.3	461,182	38.7	449,659	35.3
Installment	15,092	1.5	18,247	1.8	21,365	2.0	28,532	2.4	36,280	2.9
Lease financing	883	.1	2,615	.3	7,152	.7	14,964	1.3	24,297	1.9
Total	$999,883	100.0%	$1,004,995	100.0%	$1,072,108	100.0%	$1,192,840	100.0%	$1,271,942	100.0%

On an average basis, loans represented 60.6% of earning assets for 2013, an increase of 50 basis points compared to 60.1% for 2012. As loan demand changes, available funds are reallocated between temporary investments or investment securities, which typically involve a decrease in credit risk and result in lower yields. The Company does not have direct exposure to the subprime mortgage market. The Company does not originate subprime mortgages nor has it invested in bonds that are secured by such mortgages. Subprime mortgage lending is defined by the Company generally as lending to a borrower that would not qualify for a mortgage loan at prevailing market rates or whereby the underwriting decision is based on limited or no documentation of the ability to repay.

The following table presents the amount of commercial, financial, and agricultural loans and loans secured by real estate outstanding at December 31, 2013 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

Loan Maturities

(In thousands)	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial, financial, and agricultural	$38,242	$29,677	$24,908	$92,827
Real estate mortgage – construction and land development	56,840	34,982	9,530	101,352
Real estate mortgage – residential	32,022	99,615	239,945	371,582
Real estate mortgage – farmland and other commercial enterprises	76,470	170,669	171,008	418,147
Total	$203,574	$334,943	$445,391	$983,908

The table below presents the amount of commercial, financial, and agricultural loans and loans secured by real estate outstanding at December 31, 2013 that are due after one year, classified according to sensitivity to changes in interest rates.

Interest Sensitivity

(In thousands)	Fixed Rate	Variable Rate
Due after one but within five years	$286,135	$48,808
Due after five years	78,993	366,398
Total	$365,128	$415,206

Asset Quality

The Company’s loan portfolio is subject to varying degrees of credit risk. Credit risk is mitigated by diversification within the portfolio, limiting exposure to any single customer or industry, rigorous lending policies and underwriting criteria, and collateral requirements. The Company maintains policies and procedures to ensure that the granting of credit is done in a sound and consistent manner. This includes policies on a company-wide basis that require certain minimum standards to be maintained by its subsidiary banks. However, the policies also permit the subsidiary companies authority to adopt standards that are no less stringent than those included in the company-wide policies. Credit decisions are made at the subsidiary bank level under guidelines established by policy. The Company’s internal audit department performs loan reviews at each subsidiary bank during the year. This review evaluates loan administration, credit quality, documentation, compliance with Company loan standards, and the adequacy of the allowance for loan losses on a consolidated and subsidiary basis.

The provision for loan losses represents charges or credits made to earnings to maintain an allowance for loan losses at a level considered adequate to provide for probable incurred credit losses at the balance sheet date. The allowance for loan losses is a valuation allowance increased by the provision for loan losses and decreased by net charge-offs. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses and related provision for loan losses generally fluctuate as the relative level of nonperforming and impaired loans vary, but other factors impact the amount of the allowance. The Company estimates the adequacy of the allowance using a risk-rated methodology based on the Company’s past loan loss experience, known and inherent risks in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral securing loans, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires significant judgment and the use of estimates that may be susceptible to change.

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

The qualitative risk factors used in the methodology are consistent with the guidance in the most recent Interagency Policy Statement on the Allowance for Loan Losses issued. Each factor is supported by a detailed analysis performed at each subsidiary bank and is both measureable and supportable. Some factors include a minimum allocation in some instances where loss levels are extremely low and it is determined to be prudent from a safety and soundness perspective. Qualitative risk factors that are used in the methodology include the following for each loan portfolio segment:

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

Although the overall economy continued improving during 2013, recovery from the 2007-2009 recession and related financial crisis remains slow. The economic decline from these events resulted in significant deterioration in the Company’s credit quality and collateral values, primarily in residential real estate lending. While many economic measures have yet to rebound to their pre-recession levels, the overall trend is upward, albeit slow. Foreclosure rates continue to improve throughout much of Kentucky, as are the sales of residential real estate both in terms of volume and average sales prices. However, the 8.0% unemployment rate in Kentucky remains higher than the 6.7% national average; although the rate in the Central Kentucky region is generally below the state wide rate. The Kentucky unemployment rate rose to a high of 8.5% during 2013, influenced by U.S. federal government sequestration cuts impacting the defense sector and other government related industries. Economic growth remains slow, with current GDP growth forecasts for the U.S. and Kentucky at 2.5% and 2.0%, respectively, for 2014. The national and Kentucky unemployment rates each are forecasted to improve to around 6.5% for 2014.

The overall improvement in the credit quality of the loan portfolio has resulted in the lowest level of nonperforming assets since the third quarter of 2009. Nonperforming loans have decreased $57.4 million or 53.2% since peaking at $108 million for the first quarter of 2010. Over half of the nonperforming loans at year-end 2013 are made up of accruing restructured loans. Despite these improvements, the level of nonperforming assets remains elevated. High levels of nonperforming assets generally result in loan charge-offs, provisions for loan losses, and impairment charges on repossessed real estate. The Company expects the lingering effects of the recent recession to continue hindering its efforts to improve asset quality in the short term, which could result in further deterioration. The impact on asset quality in future periods, however, cannot be predicted with a high degree of certainty. The Company works with its loan customers on an individual case-by-case basis in order to maximize loan repayments on its challenged credits and typically does not restructure those that are past due.

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

At year-end 2013, the Company had $4.1 million in specific reserves related to impaired loans. Of this total, $1.5 million or 37.6% is attributed to a group of loans to a single creditor totaling $8.3 million secured by a combination of a real estate development and residential real estate. These collateral dependent loans are classified as performing restructured loans at year-end 2013.

The Company recorded a credit to the provision for loan losses of $2.6 million for 2013, a decrease of $5.4 million compared to a charge of $2.8 million for 2012. The decrease in the provision for loan losses is attributed mainly to the improvement in the credit quality of the loan portfolio and a decrease in loan balances outstanding. Historical loss rates, adjusted for current risk factors, have improved as lower recent charge-off activity has replaced the higher levels that had been included in the early part of the Company’s look-back period used in its allowance for loan losses methodology. The decrease in historical loss rates and charge-off activity relate primarily to stabilization in the value of real estate, which serves as collateral for nearly 90% of the Company’s loan portfolio. The rapid declines in real estate values experienced beginning in 2008 and continuing through 2011 have leveled off, and the allowance for loan losses reflects this improvement.

Net charge-offs were $1.3 million for 2013, a decrease of $5.3 million or 80.8% compared to 2012. Net charge-offs have declined in each of the last two years and are well below the $14.2 million peak recorded in the early part of the post-recession period of 2009. The amount of net charge-offs for 2013 represent the lowest point since 2006. Gross charge-offs and recoveries by loan category are detailed in the table that follows. Net charge-offs as a percentage of average loans were .13% for 2013, a decrease of 51 basis points compared to .64% for 2012. The allowance for loan losses as a percentage of outstanding loans (net of unearned income) was 2.06% and 2.43% at year-end 2013 and 2012, respectively. As a percentage of nonperforming loans, the allowance for loan losses was 40.7% and 45.4% at year-end 2013 and 2012, respectively.

The relatively low amount of the allowance for loan losses as a percentage of nonperforming loans is due mainly to the makeup of nonperforming loans, where performing restructured loans account for 52.0% of total nonperforming loans outstanding at year-end 2013. The allowance attributed to credits that are restructured with lower interest rates generally represents the difference in the present value of future cash flows calculated at the loan’s original effective interest rate and the new lower rate. This typically results in a reserve for loan losses that is less severe than for other loans that are collateral dependent.

Many of the nonaccrual loans outstanding at year-end 2013 have previously been charged-down. These charge-offs have occurred mainly as a result of the Company’s ongoing effort to appropriately value the collateral securing these loans through timely appraisals and evaluating the overall financial condition of the borrower. The allowance for loan losses as a percentage of nonaccrual loans was 86.3% and 89.2% at year-end 2013 and 2012, respectively.

The table below summarizes the loan loss experience for the past five years.

Allowance For Loan Losses

Years Ended December 31, (In thousands)	2013	2012	2011	2010	2009
Balance of allowance for loan losses at beginning of year	$24,445	$28,264	$28,784	$23,364	$16,828
Loans charged off:
Commercial, financial, and agricultural	257	216	1,113	869	1,618
Real estate mortgage - construction and land development	251	2,549	6,785	7,599	4,176
Real estate mortgage - residential	908	2,508	4,225	1,521	3,247
Real estate mortgage - farmland and other commercial enterprises	274	1,823	2,768	1,557	2,304
Installment	281	441	452	709	948
Lease financing	-	99	10	135	2,475
Total loans charged off	1,971	7,636	15,353	12,390	14,768
Recoveries of loans previously charged off:
Commercial, financial, and agricultural	143	105	211	181	132
Real estate mortgage - construction and land development	70	102	6	2	-
Real estate mortgage - residential	200	246	192	42	82
Real estate mortgage - farmland and other commercial enterprises	57	318	43	28	34
Installment	221	234	245	286	216
Lease financing	12	40	649	38	72
Total recoveries	703	1,045	1,346	577	536
Net loans charged off	1,268	6,591	14,007	11,813	14,232
Amount (credited) charged to provision for loan losses	(2,600)	2,772	13,487	17,233	20,768
Balance at end of year	$20,577	$24,445	$28,264	$28,784	$23,364
Average loans net of unearned income	$1,006,662	$1,035,959	$1,130,273	$1,236,202	$1,306,800
Ratio of net charge-offs during year to average loans, net of unearned income	.13%	.64%	1.24%	.96%	1.09%

The following table presents an estimate of the allocation of the allowance for loan losses by type for the dates indicated. Although specific allocations exist, the entire allowance is available to absorb losses in any particular category.

December 31, (In thousands)	2013		2012		2011		2010		2009
	Amount	% of Respective Loan Category	Amount	% of Respective Loan Category	Amount	% of Respective Loan Category	Amount	% of Respective Loan Category	Amount	% of Respective Loan Category
Commercial, financial, and agricultural	$1,389	1.50%	$1,475	1.69%	$3,268	3.48%	$2,876	2.64%	$3,914	3.41%
Real estate mortgage – construction and land development	2,567	2.53	3,498	3.41	6,089	5.07	10,367	6.72	9,806	4.63
Real estate mortgage – residential	6,200	1.67	6,184	1.68	11,111	2.80	10,017	2.36	4,749	1.09
Real estate mortgage – farmland and other commercial enterprises	9,949	2.38	12,572	2.95	6,338	1.47	4,143	.90	3,252	.72
Installment	452	2.99	678	3.72	1,218	5.70	997	3.49	1,005	2.77
Lease financing	20	2.27	38	1.45	240	3.36	384	2.57	638	2.63
Total	$20,577	2.06%	$24,445	2.43%	$28,264	2.64%	$28,784	2.41%	$23,364	1.84%

Additional information concerning the Company’s asset quality is presented under the caption “Nonperforming Assets” which follows and “Investment Securities” beginning on page 49.

Nonperforming Assets

The Company’s nonperforming assets consist of nonperforming loans, OREO, and other foreclosed assets. Nonperforming loans include nonaccrual loans, restructured loans, and loans 90 days or more past due and still accruing interest. Nonaccrual loans are considered to be an indicator of potential future losses. The accrual of interest on loans is discontinued when it is determined that the collection of interest or principal is doubtful, or when a default of interest or principal has existed for 90 days or more, unless such loan is well secured and in the process of collection. Restructured loans occur when a lender, because of economic or legal reasons related to a borrower’s financial difficulty, grants a concession to the borrower that it would not otherwise consider. Restructured loans typically include a reduction of the stated interest rate or an extension of the maturity date. The Company gives careful consideration to identifying which of its challenged credits merit a restructuring of terms that it believes will result in maximum loan repayments and mitigate possible losses. Cash flow projections are carefully scrutinized prior to restructuring any credits; past due credits are typically not granted concessions.

Nonperforming assets were $88.4 million at year-end 2013, a decrease of $18.1 million or 17.0% compared to $106 million at year-end 2012. Nonperforming assets are at the lowest level since peaking at $135 million in the first quarter of 2010. Nonperforming assets increased sharply during 2009 and remain elevated mainly as a result of ongoing weaknesses in the overall economy, which continues to strain the Company and many of its customers.

Nonperforming assets by category are presented in the table below for the dates indicated.

December 31, (In thousands)	2013	2012	2011	2010	2009
Loans accounted for on nonaccrual basis	$23,838	$27,408	$59,755	$53,971	$56,630
Loans past due 90 days or more and still accruing	444	103	1	42	1,807
Restructured loans	26,255	26,349	19,125	36,978	17,911
Total nonperforming loans	50,537	53,860	78,881	90,991	76,348

Other real estate owned	37,826	52,562	38,157	30,545	31,232
Other foreclosed assets	-	-	36	34	38
Total nonperforming assets	$88,363	$106,422	$117,074	$121,570	$107,618

Ratio of total nonperforming loans to total loans (net of unearned income)	5.1%	5.4%	7.4%	7.6%	6.0%
Ratio of total nonperforming assets to total assets	4.9	5.9	6.2	6.3	5.0

Additional details related to nonperforming loans were as follows at year-end 2013 and 2012:

Nonperforming Loans

December 31, (In thousands)	2013	2012
Nonaccrual Loans
Commercial, financial, and agriculture	$160	$649
Real estate mortgage - construction and land development	5,821	7,700
Real estate mortgage - residential	5,154	6,025
Real estate mortgage - farmland and other commercial enterprises	12,677	12,878
Installment	4	103
Lease financing	22	53
Total nonaccrual loans	$23,838	$27,408

Restructured Loans
Real estate mortgage - construction and land development	$4,391	$8,736
Real estate mortgage - residential	4,826	634
Real estate mortgage - farmland and other commercial enterprises	16,987	16,940
Installment	51	39
Total restructured loans	$26,255	$26,349

Past Due 90 Days or More and Still Accruing
Real estate mortgage - residential	$10	$-
Real estate mortgage - farmland and other commercial enterprises	434	103
Total past due 90 days or more and still accruing	$444	$103

Total nonperforming loans	$50,537	$53,860

The most significant components of nonperforming loans include nonaccrual and restructured loans. Activity during 2013 related to these two components was as follows:

(In thousands)	Nonaccrual Loans	Restructured Loans
Balance at December 31, 2012	$27,408	$26,349
Loans placed on nonaccrual status	10,789	(18)
Loans restructured	-	936
Principal paydowns	(6,941)	(1,081)
Transfers to other real estate owned	(5,507)	-
Charge-offs	(1,260)	-
Reclassification between nonperforming categories	(69)	69
Reclassified to performing status	(582)	-
Balance at December 31, 2013	$23,838	$26,255

The Company gives careful consideration to identifying which of its challenged credits merit a restructuring of terms that it believes will result in maximum loan repayments and mitigate possible losses. From time to time the Company may modify a customer’s loan, but such modifications may or may not meet the criteria for classification as a restructured troubled debt. Modifications that do not meet the criteria of a troubled debt include:

●	repricing a loan to a current market rate of interest to a borrower with good credit and adequate collateral value in order to retain the customer;

●

changing the payment frequency from monthly to quarterly, semi-annually, or annually where the loan is performing, the borrower has good credit and adequate collateral value and the Company believes valid reasons exist for the change; or

●

extending the interest only payment period of a performing loan where the borrower has good credit and adequate collateral value in instances where a project may still be in a phase of development or leasing-up, and where the Company believes completion will occur in the near future, or such extension is otherwise in the Company’s best interest.

As modifications are made, management evaluates whether the modification meets the criteria to be classified as a troubled debt. These criteria include two components:

1.	The bank makes a concession on the loan terms that it would not otherwise consider, and
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

The table below sets forth on an aggregate basis at December 31, 2013, the types of non-troubled debt restructurings by loan type, number of loans, average loan balance and modification type:

# of Loans	Loan Type	Average Loan Balance (in thousands)	Range of Loan Balances (in thousands)			Modification Type
1	Real estate mortgage - residential	$1,441		$1,441		changed to more frequent repayments

70	Real estate mortgage - residential	209	9	-	4,724	lowered interest rate to market rate to retain loan

1	Real estate mortgage – farmland and other commercial enterprises	1,096		1,096		changed amortization period

31	Real estate mortgage – farmland and other commercial enterprises	616	13	-	2,843	lowered interest rate to market rate to retain loan

7	Commercial	34	1	-	94	lowered interest rate to market rate to retain loan

6	Consumer	21	2	-	59	lowered interest rate to market rate to retain loan

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

The Company’s comprehensive risk-grading and loan review program includes a review of loans to assess risk and assign a grade to those loans, a review of delinquencies, and an assessment of loans for needed charge-offs or placement on nonaccrual status. The Company had loans in the amount of $79.0 million and $104 million at year-end 2013 and year-end 2012, respectively, which were performing but considered potential problem loans and are not included in the nonperforming loan totals in the tables above. These loans, however, are considered in establishing an appropriate allowance for loan losses. The balance outstanding for potential problem credits is mainly a result of ongoing weaknesses in the overall economy that continue to strain many of the Company’s customers. Potential problem loans include a variety of borrowers and are secured primarily by various types of real estate including commercial, construction properties, and residential real estate developments. The $25.0 million or 24.1% decrease since year-end in the level of potential problem loans is attributed primarily to an overall improvement in credit quality similar to that of the overall portfolio. At December 31, 2013, the five largest potential problem credits were $16.7 million in the aggregate compared to $18.2 million at year-end 2012 and secured by various types of real estate including commercial, construction properties, and residential real estate development.

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

Other real estate owned includes real estate properties acquired by the Company through, or in lieu of, actual loan foreclosures. At year-end 2013, OREO was $37.8 million, a decrease of $14.7 million or 28.0% compared to $52.6 million at year-end 2012.

OREO activity for 2013 was as follows:

(In thousands)	Amount
Balance at December 31, 2012	$52,562
Transfers from loans	6,110
Proceeds from sales	(15,169)
Loss on sales	(182)
Write downs and other decreases, net	(5,495)
Balance at December 31, 2013	$37,826

The reduction in OREO was driven by property sales and impairment charges of $15.4 million and $5.5 million, respectively, which more than offset new repossession activity. Seven larger-balance properties with a carrying value of $7.6 million in the aggregate were sold during 2013. This includes four real estate development projects totaling $4.1 million and three commercial real estate properties totaling $3.5 million. Impairment charges include $2.0 million attributed to a single residential real estate development project which ended the year with a carrying value of $2.9 million, which represents the projects appraised value less estimated selling costs. The Company’s three largest OREO properties at year-end 2013 consist of one residential real estate development project with a carrying value of $2.9 million, one commercial real estate development project of $2.9 million, and one commercial rental real estate property of $2.8 million.

Deposits

The Company’s primary source of funding for its lending and investment activities results from its customer deposits, which consist of noninterest and interest bearing demand, savings, and time deposits. A summary of the Company’s deposits is presented in the table that follows. The decrease in time deposits is a result of the Company’s overall liquidity position and of its strategy to lower funding costs, mainly by allowing higher-rate certificates of deposit to roll off or reprice at significantly lower interest rates. Many of those balances have been rolled into other types of interest bearing accounts or noninterest bearing demand accounts by the customer. As rates have decreased throughout the deposit portfolio, many customers have opted to transfer funds from maturing time deposits or investments from other sources into short-term demand or savings accounts. The Company has not sought out or accepted brokered deposits in the past nor does it have plans to do so in the future.

A summary of the Company’s deposits is as follows for the dates indicated:

December 31, (In thousands)	2013	2012	Increase (Decrease)
Noninterest Bearing	$277,294	$254,912	$22,382

Interest Bearing
Demand	320,503	296,931	23,572
Savings	340,903	318,302	22,601
Time	471,515	540,665	(69,150)
Total interest bearing	1,132,921	1,155,898	(22,977)

Total Deposits	$1,410,215	$1,410,810	$(595)

A summary of average balances for deposits by type and the related weighted average rates paid is as follows for the periods presented:

Years Ended December 31,	2013		2012		2011
(In thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest bearing demand	$256,518	-%	$238,443	-%	$217,357	-%

Interest bearing demand	306,945	.07	281,076	.09	258,244	.14
Savings	333,457	.19	311,724	.20	293,526	.41
Time	505,738	1.00	588,544	1.42	687,517	1.88
Total Interest Bearing	1,146,140	.52	1,181,344	.78	1,239,287	1.17

Total	$1,402,658	.42%	$1,419,787	.65%	$1,456,644	.99%

Maturities of time deposits of $100,000 or more outstanding at December 31, 2013 are summarized as follows:

(In thousands)	Amount
3 months or less	$29,741
Over 3 through 6 months	20,052
Over 6 through 12 months	39,116
Over 12 months	67,292
Total	$156,201

Short-term Borrowings

Short-term borrowings include funding sources with an original maturity of one year or less. The Company’s short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase, which are generally on an overnight basis. A summary of short-term borrowings is as follows:

(In thousands)	2013	2012	2011
Amount outstanding at year-end	$29,123	$24,083	$27,022
Maximum month-end balance during the year	32,885	31,632	72,810
Average outstanding	29,440	26,134	38,043
Weighted average rate during the year	.25%	.37%	.50%
Weighted average rate at year-end	.25	.29	.53

Long-term Borrowings

Long-term borrowings include funding sources with an original maturity greater than one year. The Company’s long-term borrowings are comprised of securities sold under agreements to repurchase, FHLB advances, and subordinated notes payable to unconsolidated trusts. Long-term securities sold under agreements to repurchase primarily represent obligations related to the Company’s balance sheet leverage transaction that originated in 2007. In this transaction, the Company borrowed $200 million through multiple fixed rate repurchase agreements and used the proceeds to purchase fixed rate Government National Mortgage Association (“GNMA”) bonds that are pledged as collateral. The Company is required to secure the borrowed funds with GNMA bonds valued at 106% of the outstanding principal balance of the borrowings. Principal payments have reduced the outstanding balance of the obligation to $100 million at year-end 2013, with a weighted average interest rate of 3.95%. These borrowings are putable quarterly and mature in November 2017.

The Company has $754 thousand of other long-term repurchase agreements outstanding at year-end 2013 made in the ordinary course of business with commercial customers. These borrowings have a weighted average fixed rate of 1.17% with portions maturing during 2015 and 2016.

FHLB advances to the Company’s subsidiary banks are secured by restricted holdings of FHLB stock that participating banks are required to own as well as certain mortgage loans as required by the FHLB. Such advances are made pursuant to several different credit programs which have their own interest rates and range of maturities. Interest rates on FHLB advances are fixed and range between 2.99% and 6.90%, with a weighted average rate of 4.14%. Remaining maturities of FHLB advances extend over multiple time periods through 2020, with a weighted average remaining term of 2.9 years. FHLB advances are generally used to increase the Company’s lending activities and to aid the efforts of asset and liability management by utilizing various repayment options offered by the FHLB. Long-term advances from the FHLB totaled $27.1 million and $29.3 million at December 31, 2013 and 2012, respectively. This represents a decrease of $2.2 million or 7.4% and is attributed to scheduled repayment activity.

In 2005 and 2007, the Company completed three private offerings of trust preferred securities through separate Delaware statutory trusts (the “Trusts”) sponsored by the Company in the aggregate amount of $47.5 million. The combined $25.0 million proceeds from the first two trusts (“Trusts I and II”) established in 2005 were used to fund the acquisition of Citizens Bancorp. Proceeds from the third trust (“Trust III”) were used primarily to acquire Company shares through a tender offer during 2007. The Company owns all of the common securities of each of the three Trusts.

The Trusts used the proceeds from the sale of preferred securities, plus capital of $1.5 million contributed by the Company to establish the trusts, to purchase the Company’s subordinated notes in amounts and bearing terms that parallel the amounts and terms of the respective preferred securities. Amounts and general terms related to the Trusts at year-end 2013 are summarized in the table below.

(Dollars in thousands)	Trust I	Trust II	Trust III
Subordinated notes payable	$10,310	$15,464	$23,196
Interest rate terms	3-month LIBOR +150 BP	3-month LIBOR +165 BP	3-month LIBOR +132 BP
Interest rate in effect at year-end	1.75%	1.90%	1.56%
Stated maturity date	September 30, 2035	September 30, 2035	November 1, 2037

The subordinated notes of Trusts I and II became redeemable in whole or in part, without penalty, at the Company’s option during 2010. The subordinated notes of Trust III became redeemable in whole or in part, without penalty, at the Company’s option during 2012. The subordinated notes are junior in right of payment of all present and future senior indebtedness of the Company. The weighted average interest rate in effect as of the last determination date in 2013 and 2012 was 1.71% and 1.77%, respectively.

Contractual Obligations

The Company’s contractual obligations to make future payments as of December 31, 2013 are as follows:

	Payments Due by Period
Contractual Obligations (In thousands)	Total	One Year or Less	One to Three Years	Three to Five Years	More Than Five Years
Time deposits	$471,515	$278,513	$145,929	$43,089	$3,984
Long-term FHLB debt	27,126	8,012	-	18,000	1,114
Subordinated notes payable	48,970	-	-	-	48,970
Long-term securities sold under agreements to repurchase	100,754	-	754	100,000	-
Unfunded postretirement benefit obligations	5,331	376	804	955	3,196
Operating leases	1,680	349	557	237	537
Employment agreements	2,748	943	1,417	388	-
Total	$658,124	$288,193	$149,461	$162,669	$57,801

Long-term FHLB debt represents FHLB advances pursuant to several different credit programs. Long-term FHLB debt, subordinated notes payable, and securities sold under agreements to repurchase are more fully described under the caption “Long-term Borrowings” above and in Note 8 of the Company’s 2013 audited consolidated financial statements. Payments for borrowings in the table above do not include interest. Postretirement benefit obligations are actuarially determined and estimated based on various assumptions with payouts projected over the next ten years. Estimates can vary significantly each year due to changes in significant assumptions. Operating leases include standard business equipment used in the Company’s day-to-day business as well as the lease of certain branch sites. Operating lease terms generally range from one to five years, with the ability to extend certain branch site leases at the Company’s option. Payments related to leases are based on actual payments specified in the contracts. Employment agreements represent annual minimum base salary amounts payable by the Company to five employees. One of these agreements is with the Company’s Chief Executive Officer and includes aggregate payments of $385 thousand annually for a remaining term of four years, as amended. The other agreements are with key officers of the Company’s subsidiaries.

Guarantees

During 2007, the Parent Company entered into a guarantee agreement whereby it agreed to become unconditionally and irrevocably the guarantor of the obligations of three of its subsidiary banks in connection with the $200 million balance sheet leverage transaction. Principal payments by the bank subsidiaries have reduced the outstanding balance of the obligation to $100 million at year-end 2013, with the remaining portion maturing in 2017. The outstanding borrowings are required to be secured by GNMA bonds valued at 106% of the outstanding borrowings, although the banks typically maintain an amount in excess of the required minimum. Should any of the subsidiary banks default on its borrowings under the agreement, the GNMA bonds securing the borrowings would be liquidated to satisfy amounts due. If the value of the GNMA bonds fall below the obligation under the contract, the Parent Company is obligated to cover any such shortfall in absence of the subsidiary banks’ ability to do so. The Parent Company believes its subsidiary banks are fully capable of fulfilling their obligations under the borrowing arrangement and that the Parent Company will not be required to make any payments under the guarantee agreement.

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

The Parent Company and each of its subsidiary banks has a Corporate Asset and Liability Management Committee (“ALCO”) which monitors the composition of the balance sheet to ensure comprehensive management of interest rate risk and liquidity. The Parent Company ALCO also provides guidance and support to each ALCO of the Company’s subsidiary banks and is responsible for monitoring risks on a company-wide basis. The Parent Company ALCO has established minimum standards in its asset and liability management policy that each subsidiary bank must adopt. However, the subsidiary banks are permitted to deviate from these standards so long as the deviation is no less stringent than that of the Corporate policy.

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

At December 31, 2013, the model indicated that if rates were to gradually increase by 200 basis points over the next twelve months, then net interest income (TE) and net income would increase .05% and .04%, respectively, compared to forecasted results. The model indicated that if rates were to gradually decrease by 200 basis points over the next twelve months, then net interest income (TE) and net income would decrease 1.24% and 3.07%, respectively, compared to forecasted results.

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

LIQUIDITY

Liquidity measures the ability to meet current and future cash flow needs as they become due. For financial institutions, liquidity reflects the capacity to meet loan demand, to accommodate possible outflows in deposits, and to react and capitalize on interest rate market opportunities. A financial institution’s ability to meet its current financial obligations is dependent upon the structure of its balance sheet, its ability to liquidate assets, and its access to alternative sources of funds. The Company’s goal is to meet its near-term funding needs by maintaining a level of liquid funds through its asset/liability management. For the longer term, the liquidity position is managed by balancing the maturity structure of the balance sheet. This process allows for an orderly flow of funds over an extended period of time. The Company’s ALCOs, both at the bank subsidiary and consolidated level, meet regularly and monitor the composition of the balance sheet to ensure comprehensive management of interest rate risk and liquidity.

The Company's objective as it relates to liquidity is to ensure that its subsidiary banks have funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability. In order to maintain a proper level of liquidity, the subsidiary banks have several sources of funds available on a daily basis. For assets, those sources of funds include liquid assets that are readily marketable or that can be pledged, or which mature in the near future. These assets primarily include cash and due from banks, federal funds sold, and cash flow generated by the repayment of principal and interest on loans and investment securities. For liabilities, sources of funds primarily include the subsidiary banks' core deposits, FHLB and other borrowings, and federal funds purchased and securities sold under agreements to repurchase. While maturities and scheduled amortization of loans and investment securities are generally a predictable source of funds, deposit outflows and mortgage prepayments are influenced significantly by general interest rates, economic conditions, and competition in our local markets.

The Company uses a liquidity ratio metric to help measure its ability to meet its cash flow needs. This ratio is monitored by ALCO at both the bank and consolidated level. The liquidity ratio is based on current and projected levels of sources and uses of funds. This measure is useful in analyzing cash needs and formulating strategies to achieve desired results. For example, a low liquidity ratio could indicate that the Company’s ability to fund loans might become more difficult. A high liquidity ratio could indicate that the Company may have a disproportionate amount of funds in low yielding assets, which is more likely to occur during periods of sluggish loan demand or economic difficulties. The Company’s liquidity position, as measured by its liquidity ratio, was higher at year-end 2013 compared to year-end 2012 and is within its ALCO guidelines. The Company’s liquidity ratio remains elevated mainly as a result of its overall net funding position and weak, quality loan demand. As loans have paid down, payments have been reinvested more into investments securities or other temporary investments. The Company also continues a cautious lending strategy while continuing efforts to reduce its level of nonperforming assets in a slow growing economic environment.

As of December 31, 2013, the Company had $228 million of additional borrowing capacity under various FHLB, federal funds, and other agreements. However, there is no guarantee that these sources of funds will continue to be available to the Company, or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in the Company’s liquidity from these sources. The Company’s borrowing capacity increased $36.2 million or 18.8% since year-end 2012, primarily as a result of additional borrowings available from the FHLB. The additional borrowing capacity is primarily attributed to improving credit metrics at two of the Company’s subsidiary banks. During the third quarter of 2013, the FHLB updated the collateral pledging method at one of these banks to blanket lien status from possession (delivery) status. Blanket lien status is the least restrictive collateral arrangement used by the FHLB. This status is generally assigned to lower risk institutions that pledge loan collateral related to their borrowings. All of the Company’s subsidiary banks qualify for the blanket lien pledging method at year-end 2013.

Liquidity at the Parent Company level is primarily affected by the receipt of dividends from its subsidiary banks, cash balances maintained, and borrowings from nonaffiliated sources. Payment of dividends by the Company’s subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. In addition, United Bank and Citizens Northern each must obtain regulatory approval to declare or pay dividends to the Parent Company as a result of increased capital required in connection with prior regulatory exams. Capital ratios at each of the Company’s four subsidiary banks exceed regulatory established “well-capitalized” status at December 31, 2013 under the prompt corrective action regulatory framework. See Note 17 “Regulatory Matters” of the Company’s 2013 audited consolidated financial statements for further information regarding the restrictions on dividend payments and increased capital required at certain of the Company’s bank subsidiaries as outlined in prior regulatory agreements.

The Parent Company’s primary uses of cash include the payment of dividends to its preferred shareholders, injecting capital into subsidiaries, paying interest expense on borrowings, and payments for general operating expenses. Due to an agreement with its regulators, the Parent Company must obtain regulatory approval prior to making dividend payments on its preferred and common stock and interest payments on its trust preferred borrowings. While regulatory agencies have so far granted approval to all of the Company’s requests to make dividend payments on its preferred stock and interest payments on its trust preferred securities, the Company has not (based on the assessment by Company management of both the Company’s capital position and the earnings of its subsidiaries) sought regulatory approval to pay dividend on its common stock since the fourth quarter of 2009.  Moreover, the Company will not pay a dividend on its common stock in any future quarter until the regulator’s assessment of the earnings of the Company’s subsidiaries, and the Company’s assessment of its capital position, both yield the conclusion that the payment of a common stock dividend is warranted. Reference is made to Note 17 “Regulatory Matters” of the Company’s 2013 audited consolidated financial statements, Item 1A “Risk Factors” of this Form 10-K, and the heading “Capital Resources” below for additional information on the Company’s restrictions and requirements related to the payment of interest and dividends.

The Parent Company had cash balances of $36.5 million at year-end 2013, an increase of $11.7 million or 47.2% compared to $24.8 million at year-end 2012. Significant cash receipts of the Parent Company during 2013 include dividends from banks subsidiaries in the amount of $14.5 million and management fees from subsidiaries of $3.7 million. Significant cash payments by the Parent Company for 2013 include $2.3 million for salaries, payroll taxes, and employee benefits, $1.5 million for the payment of dividends on outstanding preferred stock, and $866 thousand for interest on trust preferred borrowings.

Liquid assets consist of cash, cash equivalents, and available for sale investment securities. At December 31, 2013, consolidated liquid assets were $681 million, an increase of $12.1 million or 1.8% from year-end 2012. The increase in liquid assets was driven by a $39.7 million or 6.9% increase in available for sale investment securities, which offset a decrease in cash and cash equivalents of $27.6 million or 28.8%. Liquid assets remain elevated mainly as a result of the Company’s overall net funding position and soft, quality loan demand. The overall funding position of the Company changes as loan demand, deposit levels, and other sources and uses of funds fluctuate.

Net cash provided by operating activities was $24.0 million for 2013, a decrease of $4.4 million or 15.4% from $28.4 million for 2012. Net cash used in investing activities was $53.3 million for 2013 compared to a net cash inflow of $63.2 million for 2012. The $116 million difference compared to a year ago relates mainly to investment securities and loan activity. For investment securities, the Company had net cash outflows of $64.8 million for 2013 compared with net inflows of $21.3 million for 2012. Net cash outflow for investment securities in 2013 was driven by net purchase activity, which correlates to the increase in investment securities in the annual comparison. Since deposit levels were relatively unchanged for the year and quality loan demand remains weak, available funds have generally been reinvested more into investment securities. The Company had net principal collections related to loans of $5.5 million for 2013, a decrease of $24.3 million or 81.4% compared to 2012. Net principal collections on loans have declined to the lowest level since 2009 as the balance between new loan originations and repayment activity has narrowed.

Net cash provided by financing activities was $1.7 million for 2013 compared to net cash outflow in the prior year of $90.0 million. For 2013, the primary activity was made up by net cash proceeds from borrowing activity of $3.6 million, partially offset by dividend payments of $1.5 million on preferred stock. For 2012, cash outflows were driven by net principle repayments on debt of $64.3 million and a reduction in outstanding deposits of $24.3 million.

Information relating to commitments to extend credit is disclosed in Note 14 of the Company’s 2013 audited consolidated financial statements. These transactions are entered into in the ordinary course of providing traditional banking services and are considered in managing the Company’s liquidity position. The Company does not expect these commitments to significantly affect the liquidity position in future periods. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options, or similar instruments.

CAPITAL RESOURCES

Shareholders’ equity was $170 million at December 31, 2013 up $2.0 million or 1.2% compared to $168 million at year-end 2012. Net income increased shareholders’ equity by $13.4 million, but was partially offset by a decline in other comprehensive income in the amount of $10.1 million. Other comprehensive income declined as a result of a decrease in the after-tax unrealized gain on available for sale investment securities in the amount $13.0 million attributed to an overall increase in market interest rates. This was partially offset by an improvement of $3.0 million in the after-tax amount related to the Company’s liability for its postretirement medical benefits plan. The improvement was primarily the result of favorable interest rates impacting the year-end actuarial valuation of the plan. Since the discount rate used in determining the obligation under the plan increased to 4.9% from 4.0%, the present value decreased.

On January 9, 2009, the Company issued 30 thousand shares of Series A, no par value cumulative perpetual preferred stock. The Series A preferred shares pay a cumulative cash dividend quarterly at 5% per annum during the first five years the preferred shares are outstanding, resetting to 9% during the first quarter of 2014. The Company’s goal is to repay a portion of the preferred shares during 2014, using internally generated cash flows for the potential repurchase. Redemption of the preferred shares is subject to approval by the Company’s banking regulators. The amount of outstanding preferred shares redeemed, if any, will be determined by the overall progress made under current regulatory agreements, the level of funds available, and both near and long term projections of liquidity and operating needs. The Parent Company is under no directive by its regulators to raise any additional capital.

At December 31, 2013 and 2012, the Company’s tangible capital ratio was 9.35% and 9.23%, respectively. The tangible capital ratio is defined as tangible equity as a percentage of tangible assets. Tangible common equity to tangible assets, which further excludes outstanding preferred stock, was 7.70% at year-end 2013, up 11 basis points compared to 7.59% at year-end 2012.

Consistent with the objective of operating a sound financial organization, the Company’s goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios as of December 31, 2013 and the regulatory minimums were as follows:

	Farmers Capital Bank Corporation	Regulatory Minimum
Tier 1 Risk-based Capital[1]	18.95%	4.00%
Total Risk-based Capital[1]	20.21	8.00
Tier 1 Leverage Capital[2]	11.90	4.00

1Tier 1 Risk-based and Total Risk-based Capital ratios are computed by dividing Tier 1 or Total Capital, as defined by regulation, by a risk-weighted sum of the assets, with the risk weighting determined by general standards established by regulation. The safest assets (e.g., government obligations) are assigned a weighting of 0% with riskier assets receiving higher ratings (e.g., ordinary commercial loans are assigned a weighting of 100%).

2Tier 1 Leverage ratio is computed by dividing Tier 1 Capital by total quarterly average assets, as defined by regulation.

In July 2013, banking regulators issued final rules to bring U.S. banking organization into compliance with the Basel III capital framework effective in 2015. The Company has completed a pro forma analysis of its capital ratios under the new capital framework. This analysis indicates the Company remains well-capitalized under the new rules, including meeting the effective minimum capital ratios with a fully phased-in capital conservation buffer. For further information, see discussion in Part I, Item 1 under the caption “Capital” beginning on page 15 of this Form 10-K.

The table below represents an analysis of dividend payout ratios and equity to asset ratios for the previous five years.

Years Ended December 31,	2013	2012	2011	2010	2009
Percentage of common dividends declared to net income	-%	-%	-%	-%	N/M
Percentage of average shareholders’ equity to average total assets	9.34	8.85	8.05	7.32	8.76%

N/M-Not meaningful.

Primarily due to the regulatory actions during 2009 at certain of the Company’s subsidiary banks as discussed further below, the Federal Reserve Bank of St. Louis (“FRB St. Louis”) and the Kentucky Department of Financial Institutions (“KDFI”) proposed the Parent Company enter into a Memorandum of Understanding (“Memorandum”). The Company’s board approved entry into the Memorandum at a regular board meeting during the fourth quarter of 2009. Pursuant to the Memorandum, the Parent Company agreed that it would develop an acceptable capital plan to ensure that the consolidated organization remains well-capitalized and each of its subsidiary banks meet the capital requirements imposed by their regulator as summarized below.

The Company also agreed to reduce its common stock dividend in the fourth quarter of 2009 from $.25 per share down to $.10 per share and not make interest payments on the Company’s trust preferred securities or dividends on its common or preferred stock without prior approval from the FRB St. Louis and the KDFI. Representatives of the FRB St. Louis and the KDFI have indicated that any such approval for the payment of dividends will be predicated on a demonstration of adequate, normalized earnings on the part of the Company’s subsidiaries sufficient to support quarterly payments on the Company’s trust preferred securities and quarterly dividends on the Company’s common and preferred stock.  While both regulatory agencies have granted approval of all subsequent quarterly Company requests to make interest payments on its trust preferred securities and dividends on its preferred stock, the Company has not (based on the assessment by Company management of both the Company’s capital position and the earnings of its subsidiaries) sought regulatory approval for the payment of common stock dividends since the fourth quarter of 2009.  Moreover, the Company will not pay any such dividends on its common stock in any subsequent quarter until the regulator’s assessment of the earnings of the Company’s subsidiaries, and the Company’s assessment of its capital position, both yield the conclusion that the payment of a Company common stock dividend is warranted.

Additionally, under the Memorandum, the Parent Company agreed to:

●

utilize its financial and managerial resources to assist its subsidiary banks in addressing weaknesses identified at their most recent examinations and achieving and maintaining compliance with any regulatory supervisory actions respecting the subsidiary banks;

●	not pay any new salaries, bonuses, management fees or make any other payments to insiders without prior approval of the FRB St. Louis and the KDFI;
●	not incur additional debt or purchase or redeem any stock without the prior written approval of the FRB St. Louis and the KDFI;
●	submit to the FRB St. Louis and the KDFI an acceptable plan detailing the source and timing of funds for meeting the Company’s debt service requirements and other parent company expenses; and
●

within thirty days of the end of each calendar quarter submit to the FRB St. Louis and the KDFI parent company financial statements along with a status report on compliance with the provisions of the Memorandum.

Subsidiary Banks

The Company’s subsidiary banks are subject to capital-based regulatory requirements which place banks in one of five categories based upon their capital levels and other supervisory criteria. These five categories are: (1) well-capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized. To be well-capitalized, a bank must have a Tier 1 Leverage ratio of at least 5% and a Total Risk-based Capital ratio of at least 10%. As of December 31, 2013, the Company’s four subsidiary banks had the following capital ratios for regulatory purposes:

	Tier 1 Leverage Capital Ratio	Total Risk-based Capital Ratio

Farmers Bank	9.60%	18.82%
United Bank	9.67	16.33
First Citizens	9.03	13.67
Citizens Northern	9.67	14.82

Two of the Company’s subsidiary banks, due to their recent regulatory agreements, were required at year-end 2013 to maintain capital ratios in excess of the well-capitalized level under the prompt corrective action framework. The capital levels and other requirements for these two banks related to their regulatory agreement are discussed below. The Memorandum entered into during 2009 between Farmers Bank and its primarily regulator was terminated during the first quarter 2013 as a result of satisfactory compliance.

United Bank.  In November of 2009, the FDIC, the KDFI, and United Bank entered into a Cease and Desist Order (“C&D”) primarily as a result of its level of nonperforming assets.  The C&D was terminated in December 2011 coincident with the issuance of a Consent Order (“Consent Order”) entered into between the parties. The Consent Order is substantially the same as the C&D, with the primary exception being that United Bank must achieve and maintain a Tier 1 Leverage ratio of 9.0% and a Total Risk-based Capital ratio of 13.0% no later than March 31, 2012.  At December 31, 2013, United Bank had a Tier 1 Leverage ratio of 9.67% and a Total Risk-based Capital ratio of 16.33%.

Subsequent to year-end 2013, the Company received written notification from the FDIC and the KDFI that the formal Consent Order entered into in 2011 was terminated and replaced with a stepped-down enforcement action in the form of an informal Memorandum. While many of the same provisions carried over to the Memorandum, replacing the Consent Order represents important progress for the Company.

The terms of the Memorandum, significantly all of which were included in the prior Consent Order, requires United Bank to:

●

continue to formulate, adopt and submit to the FDIC and the KDFI for review and comment a written plan of action to lessen the bank's risk position in each asset which was classified "Substandard" or "Doubtful" in the most recent or any subsequent examination or visitation, and which aggregated $1,000,000 or more. Such plan shall include:

a)	the dollar levels to which the bank will strive to reduce each line of credit within 6 and 12 months from the effective date of the Memorandum; and
b)	provisions for the submission of monthly written progress reports to the bank's board of directors for review and notation in the board of director's minutes.
●

within 10 days from the date of the Memorandum, the bank shall eliminate from its books, by collection, charge-off or other proper entries, all assets or portions of assets classified "Loss" in the most recent or any subsequent examination that have not been previously charged off or collected.

●

while the Memorandum is in effect, the bank shall not extend, directly or indirectly, any additional credit to, or for the benefit of, any borrower who is already obligated in any manner to the bank on any extensions of credit (including any portion thereof) that has been charged off the books of the bank or classified "Loss" in the most recent examination, or any subsequent examination or visitation, so long as such credit remains uncollected.

●

while the Memorandum is in effect, the bank shall not extend, directly or indirectly, any additional credit to, or for the benefit of, any borrower whose loan or other credit has been classified "Substandard", or "Doubtful", or is listed for Special Mention in the most recent examination, or any subsequent examination or visitation, and is uncollected unless the bank's board of directors has adopted, prior to such extension of credit, a detailed written statement giving the reasons why such extension of credit is in the best interest of the bank.

●

while the Memorandum is in effect, the bank shall continue its practice of having procedures for managing the bank's sensitivity to interest rate risk. The procedures shall comply with the Joint Agency Statement of Policy on Interest Rate Risk (June 26, 1996), and the Joint Supervisory Statement on Investment Securities and End-user Derivative Activities (April 23, 1998). The bank shall also implement within 60 days of the Memorandum the recommendations to enhance the bank's interest rate risk management policy and practices set forth in the most recent examination.

●

while the Memorandum remains in effect, the bank shall continue its practice of adopting, implementing, and adhering to a written profit plan and a comprehensive budget for all categories of income and expense for calendar year 2014 and each succeeding year. The plans shall contain formal goals and strategies, consistent with sound banking practices, to reduce discretionary expenses and to improve the bank's overall earnings, and contain a description of the operating assumptions that form the basis for major projected income and expense components. The written profit plan shall address, at a minimum:

a)	an identification of the major areas in, and means by which, the board will seek to improve the bank's operating performance;
b)	realistic and comprehensive budgets;
c)	a budget review process to monitor the income and expenses of the bank to compare actual figures with budgetary projections;
d)	a description of the operating assumptions that form the basis for, and adequately support, major projected income and expense components; and
e)	periodic salary review.
Copies of the plans and budgets required by this provision shall be submitted to the FDIC and the KDFI.
●

while the Memorandum is in effect, the bank shall maintain Tier 1 Capital and Total Risk-Based Capital at a level equal to or exceeding 9.0% and 13.0% of the bank's total assets, calculated in accordance with Part 325 of the FDIC Rules and Regulations. If such ratio is less than the aforementioned minimums as of each quarter end, while the Memorandum is in effect, the bank shall, within 30 days of such dates, present to the FDIC and the KDFI a plan for the restoration of these capital ratios.

●	while the Memorandum is in effect, the bank shall not declare or pay any dividends without the prior written consent of the FDIC and the KDFI.
●

within 30 days following each calendar quarter after the date of the Memorandum, progress reports covering each of the provisions of the Memorandum shall be submitted to the FDIC and the KDFI, until notification by the supervisory authorities that the reports need no longer be submitted. The board shall review all reports prior to submission and note their considerations in the minutes.

     Following is a summary of the activity during 2013 of substandard loans that meet the reporting requirements included in the Consent Order.

Substandard Loans

(Dollars in thousands)		Activity During 2013
December 31, 2012		Increases		Decreases					December 31, 2013
Balance	Number of Credits	Additional Credit/New Classifications	Number of New Credits	Principal Payments	Charge Offs	Transfers to OREO	Amounts Upgraded and No Longer Classified as Substandard	Other	Balance	Number of Credits
$36,417	14	$1,620	-	$6,639	$211	$1,650	$791	$71	$28,675	10

At December 31, 2013, United Bank had ten credit relationships with an aggregate outstanding balance of $28.7 million that meet the risk identification criteria established in the Consent Order. The aggregate amount of substandard loans meeting the reporting criteria exceeded the target level established by United Bank due to the anticipated sale of collateral and related paydown that did not occur prior to year end. Target levels are established based on projections of individual substandard loan amounts and will fluctuate depending on the actual amount of newly classified loans, principal reductions, or repossession activity.

Citizens Northern.  The FDIC and the KDFI entered into a Memorandum with Citizens Northern on September 8, 2010.  That Memorandum was terminated July 7, 2013 upon the issuance of an updated Memorandum. The updated Memorandum is substantially the same as the replaced Memorandum, including the requirement to obtain regulatory approval prior to declaring or paying a dividend, but raised the required minimum Tier I Leverage to 9.0% from 8.0%. At year-end 2013, Citizens Northern had a Tier I Leverage ratio of 9.67% and a Total Risk-based Capital ratio of 14.82%.

Under the Memorandum, Citizens Northern agreed to:

●

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
●

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

a)	dollar levels to which it will strive to reduce each line of credit within six and twelve months from the effective date of this Memorandum; and
b)	provisions for the submission of monthly written progress reports to its board of directors for review and notation in the board of director’s minutes;
●	not extend any additional credit to, or for the benefit of, any borrower who is already obligated in any manner on any extension of credit (including any portion thereof) that:
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

●

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

●

within 30 days from the date of this Memorandum, revise its Allowance for Loan and Lease Losses (“ALLL”) methodology consistent with the comments in the most recent examination. Ensure that when assessing impairment under Accounting Standards Codification Topic 310 using the fair value of collateral method, assessments are based on current valuations of the pledged collateral;

(Company Note: The ALLL methodology is structurally sound. The comments referred to in the most recent examination pertain to documentation exceptions for two impaired credit relationships consisting of eight real estate properties with an aggregate outstanding balance of $1.7 million. Documentation supporting certain of these properties was stale as of the examination date. However, appraisals received subsequent to the examination date confirm that the estimated discount applied to the stale appraisals resulted in an allowance that was adequate. Additional procedures for adhering to and monitoring compliance over the ALLL have been revisited and refined to assure that the ALLL is fully documented and adequately supported in a timely fashion).

●

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

●

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

●

within 30 days from the date of this Memorandum, take all steps necessary to correct the violations scheduled in the most recent examination. In addition, adopt procedures to assure future compliance with all applicable laws, rules and regulations;

●

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

●	while this Memorandum is in effect, written consent of the Regional Director and the Commissioner is required to declare or pay any dividends; and
●

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

Following is a summary of the activity during 2013 of substandard loans that meet the reporting requirements included in the Memorandum.

Substandard Loans

(Dollars in thousands)		Activity During 2013
December 31, 2012		Increases		Decreases			December 31, 2013
Balance	Number of Credits	Additional Credit/New Classifications	Number of New Credits	Principal Payments	Charge Offs	Amounts Upgraded and No Longer Classified as Substandard	Balance	Number of Credits
$8,295	7	$3,966	4	$2,157	$10	$892	$9,202	10

At December 31, 2013, Citizens Northern had ten credit relationships with an aggregate outstanding balance of $9.2 million that meet the risk identification criteria established in the Memorandum. There was no related target level established at year-end 2013.

At the Parent Company and at each of its bank subsidiaries, the Company believes it is adequately addressing all issues of the regulatory agreements to which it is subject and is in compliance with those agreements as of December 31, 2013. However, only the respective regulatory agencies can determine if compliance with the applicable regulatory agreements have been met. Regulators continue to monitor the Company’s progress and compliance with the agreements through periodic on-site examinations, regular communications, and quarterly data analysis. The results of these examinations and communications show satisfactory progress toward meeting the requirements included in the regulatory agreements.

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

Shareholder Information

As of February 18, 2014, the Company had 2,919 shareholders of record, which includes individual participants in securities positions listings.

Common Stock Price

The Company’s common stock is traded on the NASDAQ Stock Market LLC exchange in the Global Select Market tier, with sales prices reported under the symbol: FFKT. The table below lists the high and low sales prices of the Company’s common stock for 2013 and 2012.

	High	Low
2013
Fourth Quarter	$24.00	$19.14
Third Quarter	26.98	18.62
Second Quarter	23.00	17.50
First Quarter	19.00	11.80

2012
Fourth Quarter	$13.50	$9.76
Third Quarter	10.50	6.46
Second Quarter	7.32	5.63
First Quarter	6.74	4.02

The closing price per share of the Company’s common stock on December 31, 2013, the last trading day of the Company’s fiscal year, was $21.75. There have been no dividends declared on the Company’s common stock since 2009.

Recently Issued But Not Yet Effective Accounting Standards

In February 2013, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-04, Liabilities (Topic 405) - Obligations Resulting From Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This ASU establishes guidance for the recognition, measurement, and disclosure of obligations arising from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date (for example, debt arrangements, other contractual obligations, settled litigation, and judicial rulings). Under joint and several liability, the total amount of an obligation is enforceable against any and all parties to the arrangement. Each obligor is considered primarily responsible for the entire obligation.

Under the new guidance, the amount to be recognized is equal to the sum of (1) the amount that the entity agreed to pay based on its arrangement with co-obligors, and (2) any additional amount expected to be paid on behalf of the co-obligors using a “best estimate.” In addition, disclosure is required of the nature and amount of each covered obligation, including the nature of any recourse provisions which may allow recovery from other entities. This ASU does not apply to certain obligations where specific accounting guidance already exists under accounting principles generally accepted in the U.S., such as for contingencies, guarantees, compensation-retirement benefits, and income taxes.

The amendments in ASU No. 2013-04 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU's scope that exist at the beginning of an entity’s fiscal year of adoption. The Company does not expect there to be a material impact on its consolidated financial position or results of operations upon adoption.

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. The ASU clarifies that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures about foreclosed residential real estate property are also required.

The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The amendments may be adopted using either a modified retrospective transition method or a prospective transition method. Early adoption is permitted. The Company does not expect there to be a material impact on its consolidated financial position or results of operations upon adoption.

2012 Compared to 2011

The Company reported net income of $12.1 million or $1.37 per common share in 2012 compared to $2.7 million or $.11 per common share for 2011. This represents an increase of $9.4 million or $1.26 per common share. The increase in net income for 2012 was primarily due to a decrease in the provision for loan losses of $10.7 million or 79.4% and noninterest expenses of $2.7 million or 4.3%, partially offset by an increase in income tax expense of $3.6 million. Net interest income decreased $715 thousand or 1.3%.

For 2012, the decrease in net interest income of $715 thousand or 1.3% from 2011 was due to a decrease in interest income of $7.1 million or 9.1%, partially offset by lower interest expense of $6.4 million or 26.0%. The decrease in interest income was mainly related to lower interest on loans of $5.8 million or 9.5%, which decreased as a result of lower average balances outstanding and a low interest rate environment. The decrease in interest expense was primarily related to lower interest expense on deposits of $5.2 million or 36.2%, which decreased mainly from the Company’s continuing efforts to reduce higher-rate time deposits. Interest expense also decreased to a lesser extent due to a lower average balance outstanding of long-term debt, resulting from scheduled principal repayments. Net interest margin was 3.18% for 2012, an increase of nine basis points from 3.09% for 2011. Net interest spread was 2.96%, up 12 basis points compared to 2.84%.

The provision for loan losses for 2012 was $2.8 million, a decrease of $10.7 million or 79.4% compared to $13.5 million for 2011. The decrease in the provision for loan losses was attributed to an overall improvement in the credit quality of the loan portfolio and a decrease in loan balances outstanding. Nonperforming loans, loans past due 30-89 days, and watch list loans all decreased during 2012. Historical loss rates, adjusted for current risk factors, also improved as lower recent charge-off activity replaced the higher levels that spiked upward starting in 2009. The high charge-offs from that period began to roll out of the three-year look-back period the Company used when evaluating its allowance for loan losses.

Nonperforming loans decreased $25.0 million or 31.7% in 2012. The allowance for loan losses was $24.4 million at year-end 2012 and $28.3 million at year-end 2011. As a percentage of loans net of unearned income, the allowance for loan losses decreased 21 basis points to 2.43% compared to 2.64%.

Noninterest income for 2012 was $24.7 million, an increase of $263 thousand or 1.1% compared to $24.4 million for 2011. The increase in noninterest income was driven by higher net gains on the sale of mortgage loans of $936 thousand or 95.3% and income from company-owned life insurance of $585 thousand or 62.3%. The increase in net gains on the sale of mortgage loans was attributable to an increase in the volume of loans sold of $43.6 million or 106%. The interest rate environment during 2012 declined beyond the already low levels that existed during 2011, which led to a spike in home refinancing and purchasing activity during 2012. The increase in income from company-owned life insurance was mainly the result of a $529 thousand gain related to death benefit proceeds received during 2012. There was no similar transaction in 2011.

The more significant components of noninterest income that decreased were data processing income by $550 thousand or 69.4% and service charges and fees on deposits by $493 thousand or 5.7%. The decrease in data processing income was driven by a decrease in fees related to the winding down of the depository services contract with the Commonwealth. The decrease in service charges and fees on deposits was driven by a decline in fees from overdraft/insufficient funds related to lower transaction volume.

Total noninterest expenses were $59.8 million for 2012, a decrease of $2.7 million or 4.3% compared to $62.5 million for 2011. The decrease in noninterest expenses was made up primarily by a $2.1 million or 28.9% decrease in expenses associated with repossessed real estate, a $514 thousand decrease related to a deposit fraud loss recorded in the prior year (net of a $186 thousand recovery), a $365 thousand or 7.9% decrease in data processing and communications expense, and a $258 thousand or 8.8% decrease in deposit insurance expense. Partially offsetting these noninterest expense decreases was an increase in salaries and employee benefits of $1.2 million or 4.5%.

The $2.1 million decrease in expenses related to repossessed real estate is mainly due to a $1.7 million or 30.9% decline in impairment charges. The $514 thousand deposit fraud loss relates to a transaction on a deposit account involving one of the Company’s customers that occurred during the first quarter of 2011. Data processing and communications expenses decreased $365 thousand mainly as a result of cost savings related to the winding down of the Company’s contract with the Commonwealth as well as an agreement the Company announced during the first quarter to reduce its debit card processing expenses during 2012 and 2013.

The $258 thousand decrease in deposit insurance expense is mainly attributed to changes in the FDIC’s assessment base and rate structure that went into effect during the second quarter of 2011. Salaries and employee benefits increased $1.2 million in the comparison mainly as a result of a larger workforce, including additions in credit administration and nonperforming asset management positions in early 2012, higher postretirement benefits expenses, and modest annual employee pay increases.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated by reference to Part II, Item 7 under the caption “Market Risk Management” beginning on page 63 of this Form 10-K.

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

The Company’s 2013 consolidated financial statements have been audited by BKD, LLP (“BKD”) independent accountants. Management has made available to BKD all financial records and related data, as well as the minutes of Boards of Directors’ meetings. Management believes that all representations made to BKD during the audit were valid and appropriate.

Lloyd C. Hillard, Jr.	C. Douglas Carpenter
President and Chief Executive Officer	Executive Vice President, Secretary, and Chief Financial Officer

March 6, 2014

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors

and Stockholders

Farmers Capital Bank Corporation

Frankfort, Kentucky

We have audited Farmers Capital Bank Corporation’s (Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company and our report dated March 6, 2014, expressed an unqualified opinion thereon.

Louisville, Kentucky

March 6, 2014

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors

   and Stockholders

Farmers Capital Bank Corporation

Frankfort, Kentucky

We have audited the accompanying consolidated balance sheets of Farmers Capital Bank Corporation (Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2013. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6, 2014, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Louisville, Kentucky

March 6, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Farmers Capital Bank Corporation

Frankfort, Kentucky

We have audited the accompanying consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows of Farmers Capital Bank Corporation for the year ended December 31, 2011. Farmers Capital Bank Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above of Farmers Capital Bank Corporation present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

Crowe Horwath LLP

Louisville, Kentucky

March 6, 2012

Consolidated Balance Sheets

December 31, (In thousands, except share data)	2013	2012
Assets
Cash and cash equivalents:
Cash and due from banks	$22,925	$27,448
Interest bearing deposits in other banks	41,749	65,675
Federal funds sold and securities purchased under agreements to resell	3,579	2,732
Total cash and cash equivalents	68,253	95,855
Investment securities:
Available for sale, amortized cost of $618,395 (2013) and $558,630 (2012)	612,820	573,108
Held to maturity, fair value of $827 (2013) and $956 (2012)	765	820
Total investment securities	613,585	573,928
Loans, net of unearned income	999,883	1,004,995
Allowance for loan losses	(20,577)	(24,445)
Loans, net	979,306	980,550
Premises and equipment, net	36,273	36,183
Company-owned life insurance	28,899	27,973
Intangible assets, net	854	1,394
Other real estate owned	37,826	52,562
Other assets	44,559	38,787
Total assets	$1,809,555	$1,807,232
Liabilities
Deposits:
Noninterest bearing	$277,294	$254,912
Interest bearing	1,132,921	1,155,898
Total deposits	1,410,215	1,410,810
Federal funds purchased and other short-term borrowings	29,123	24,083
Securities sold under agreements to repurchase and other long-term borrowings	127,880	129,297
Subordinated notes payable to unconsolidated trusts	48,970	48,970
Dividends payable	188	188
Other liabilities	23,124	25,863
Total liabilities	1,639,500	1,639,211

Commitments and contingencies (Notes 14 and 16)

Shareholders’ Equity
Preferred stock, no par value 1,000,000 shares authorized; 30,000 Series A shares issued and outstanding; Liquidation preference of $30,000	29,988	29,537
Common stock, par value $.125 per share; 14,608,000 shares authorized; 7,478,706 and 7,469,813 shares issued and outstanding at December 31, 2013 and 2012, respectively	935	934
Capital surplus	51,102	50,934
Retained earnings	91,242	79,747
Accumulated other comprehensive (loss) income	(3,212)	6,869
Total shareholders’ equity	170,055	168,021
Total liabilities and shareholders’ equity	$1,809,555	$1,807,232

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

(In thousands, except per share data)
Years Ended December 31,	2013	2012	2011
Interest Income
Interest and fees on loans	$53,492	$55,942	$61,783
Interest on investment securities:
Taxable	10,575	12,872	14,387
Nontaxable	2,512	2,248	1,938
Interest on deposits in other banks	150	156	237
Interest on federal funds sold and securities purchased under agreements to resell	4	4	4
Total interest income	66,733	71,222	78,349
Interest Expense
Interest on deposits	5,922	9,239	14,488
Interest on federal funds purchased and other short-term borrowings	74	96	191
Interest on securities sold under agreements to repurchase and other long-term borrowings	5,135	7,044	7,965
Interest on subordinated notes payable to unconsolidated trusts	864	1,879	2,026
Total interest expense	11,995	18,258	24,670
Net interest income	54,738	52,964	53,679
Provision for loan losses	(2,600)	2,772	13,487
Net interest income after provision for loan losses	57,338	50,192	40,192
Noninterest Income
Service charges and fees on deposits	8,196	8,124	8,617
Allotment processing fees	4,922	5,215	5,346
Other service charges, commissions, and fees	4,983	4,478	4,248
Data processing income	102	242	792
Trust income	1,993	1,909	2,085
Investment securities (losses) gains, net	(50)	1,209	1,355
Gains on sale of mortgage loans, net	1,036	1,918	982
Income from company-owned life insurance	962	1,524	939
Other	(28)	35	27
Total noninterest income	22,116	24,654	24,391
Noninterest Expense
Salaries and employee benefits	29,681	28,190	26,986
Occupancy expenses, net	4,767	4,757	4,846
Equipment expenses	2,398	2,364	2,503
Data processing and communications expenses	3,946	4,271	4,636
Bank franchise tax	2,354	2,381	2,572
Amortization of intangibles	540	1,014	1,143
Deposit insurance expense	2,265	2,690	2,948
Other real estate expenses, net	6,999	5,232	7,355
Legal expenses	780	1,220	821
Other	7,843	7,668	8,682
Total noninterest expense	61,573	59,787	62,492
Income before income taxes	17,881	15,059	2,091
Income tax expense (benefit)	4,435	2,910	(647)
Net income	13,446	12,149	2,738
Less preferred stock dividends and discount accretion	1,951	1,922	1,896
Net income available to common shareholders	$11,495	$10,227	$842
Per Common Share
Net income – basic and diluted	$1.54	$1.37	$.11
Cash dividends declared	-	-	-
Weighted Average Common Shares Outstanding
Basic and diluted	7,474	7,457	7,424

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

(In thousands)
Years Ended December 31,	2013	2012	2011
Net income	$13,446	$12,149	$2,738
Other comprehensive (loss) income:
Unrealized holding (loss) gain on available for sale securities arising during the period on securities held at end of period, net of tax of $(6,996), $543, and $3,677, respectively	(12,992)	1,009	6,829

Reclassification adjustment for prior period unrealized gain previously reported in other comprehensive income recognized during current period, net of tax of $23, $330, and $84, respectively	(42)	(612)	(156)

Change in unfunded portion of postretirement benefit obligations, net of tax of $1,589, $(92), and $(500), respectively	2,953	(171)	(928)
Other comprehensive (loss) income	(10,081)	226	5,745
Comprehensive income	$3,365	$12,375	$8,483

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share data)						Accumulated Other	Total
Years Ended	Preferred	Common Stock		Capital	Retained	Comprehensive	Shareholders’
December 31, 2013, 2012, and 2011	Stock	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
Balance at January 1, 2011	$28,719	7,412	$926	$50,675	$68,678	$898	$149,896
Net income	-	-	-	-	2,738	-	2,738
Other comprehensive income	-	-	-	-	-	5,745	5,745
Cash dividends declared-preferred, $50.00 per share	-	-	-	-	(1,500)	-	(1,500)
Preferred stock discount accretion	396	-	-	-	(396)	-	-
Shares issued pursuant to employee stock purchase plan	-	34	5	131	-	-	136
Expense related to employee stock purchase plan	-	-	-	42	-	-	42
Balance at December 31, 2011	29,115	7,446	931	50,848	69,520	6,643	157,057
Net income	-	-	-	-	12,149	-	12,149
Other comprehensive income	-	-	-	-	-	226	226
Cash dividends declared-preferred, $50.00 per share	-	-	-	-	(1,500)	-	(1,500)
Preferred stock discount accretion	422	-	-	-	(422)	-	-
Repurchase of common stock warrant	-	-	-	(75)	-	-	(75)
Shares issued pursuant to employee stock purchase plan	-	24	3	125	-	-	128
Expense related to employee stock purchase plan	-	-	-	36	-	-	36
Balance at December 31, 2012	29,537	7,470	934	50,934	79,747	6,869	168,021
Net income	-	-	-	-	13,446	-	13,446
Other comprehensive loss	-	-	-	-	-	(10,081)	(10,081)
Cash dividends declared-preferred, $50.00 per share	-	-	-	-	(1,500)	-	(1,500)
Preferred stock discount accretion	451	-	-	-	(451)	-	-
Shares issued pursuant to employee stock purchase plan	-	9	1	132	-	-	133
Expense related to employee stock purchase plan	-	-	-	36	-	-	36
Balance at December 31, 2013	$29,988	7,479	$935	$51,102	$91,242	$(3,212)	$170,055

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Years Ended December 31, (In thousands)	2013	2012	2011
Cash Flows from Operating Activities
Net income	$13,446	$12,149	$2,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,114	4,543	4,798
Net premium amortization of available for sale investment securities	5,027	5,312	3,916
Provision for loan losses	(2,600)	2,772	13,487
Deferred income tax benefit	(473)	(1,043)	(2,227)
Noncash employee stock purchase plan expense	36	36	42
Mortgage loans originated for sale	(52,016)	(84,496)	(41,128)
Proceeds from sale of mortgage loans	50,957	86,563	41,981
Gains on sale of mortgage loans, net	(1,036)	(1,918)	(982)
Loss on disposal and write downs of premises and equipment, net	7	257	3
Net loss on sale and write downs of other real estate	5,702	4,084	5,945
Net loss (gain) on sale of available for sale investment securities	50	(1,209)	(1,355)
Increase in cash surrender value of company-owned life insurance	(926)	(961)	(918)
Death benefits in excess of cash surrender value on company-owned life insurance	-	(529)	-
Decrease in accrued interest receivable	173	545	639
(Increase) decrease in other assets	(241)	1,296	372
Decrease in accrued interest payable	(233)	(1,005)	(1,436)
Increase in other liabilities	2,036	2,014	2,187
Net cash provided by operating activities	24,023	28,410	28,062
Cash Flows from Investing Activities
Proceeds from maturities and calls of investment securities:
Available for sale	123,231	219,141	191,345
Held to maturity	55	55	55
Proceeds from sale of available for sale investment securities	2,233	135,193	201,093
Purchases of available for sale investment securities	(190,306)	(333,116)	(538,370)
Principal collected on loans originated for investment, net	5,540	29,818	83,463
Proceeds from surrender of company-owned life insurance	-	-	2,248
Proceeds from death benefits of company-owned life insurance	-	1,051	-
Purchases of premises and equipment	(3,525)	(1,675)	(2,679)
Proceeds from sale of other real estate	9,458	12,278	9,834
Proceeds from disposals of equipment	28	429	5
Net cash (used in) provided by investing activities	(53,286)	63,174	(53,006)
Cash Flows from Financing Activities
Net decrease in deposits	(595)	(24,255)	(28,507)
Net increase (decrease) in federal funds purchased and other short-term borrowings	5,040	(2,939)	(20,387)
Proceeds from securities sold under agreements to repurchase and other long-term borrowings	754	-	-
Repayments of securities sold under agreements to repurchase and other long-term borrowings	(2,171)	(61,397)	(12,545)
Dividends paid, preferred	(1,500)	(1,500)	(1,500)
Repurchase of common stock warrant	-	(75)	-
Shares issued under employee stock purchase plan	133	128	136
Net cash provided by (used in) financing activities	1,661	(90,038)	(62,803)
Net (decrease) increase in cash and cash equivalents	(27,602)	1,546	(87,747)
Cash and cash equivalents at beginning of year	95,855	94,309	182,056
Cash and cash equivalents at end of year	$68,253	$95,855	$94,309
Supplemental Disclosures
Cash paid during the year for:
Interest	$12,228	$19,263	$26,106
Income taxes	6,150	3,800	2,900
Transfers from loans to other real estate	6,110	33,913	26,586
Transfers from premises to other real estate	-	212	-
Sale and financing of other real estate	5,711	3,358	3,195

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

 Reclassifications

Certain amounts in the accompanying consolidated financial statements presented for prior years have been reclassified to conform to the 2013 presentation. These reclassifications do not affect net income or total shareholders’ equity as previously reported.

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

Investment Securities

Investments in debt and equity securities are classified into three categories. Securities that management has the positive intent and ability to hold until maturity are classified as held to maturity. Securities that are bought and held specifically for the purpose of selling them in the near term are classified as trading securities. The Company had no securities classified as trading during 2013, 2012, or 2011. All other securities are classified as available for sale. Securities are designated as available for sale if they might be sold before maturity. Securities classified as available for sale are carried at estimated fair value. Unrealized holding gains and losses for available for sale securities are reported net of deferred income taxes in other comprehensive income. Investments classified as held to maturity are carried at amortized cost. Amortized cost basis for investment securities includes adjustments made to the cost for previous other-than-temporary impairment (“OTTI”) recognized in earnings, amortization, accretion, and collection of cash.

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

The Company evaluates investment securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. A decline in the market value of investment securities below cost that is deemed other-than-temporary results in a charge to earnings and the establishment of a new cost basis for the security. Substantially all of the Company’s investment securities are debt securities. In estimating OTTI for debt securities, management considers each of the following: (1) the length of time and extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery in fair value. The assessment of whether an OTTI charge exists involves a high degree of subjectivity and judgment and is based on the information available to the Company at a point in time.

Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under Financial Accounting Standard Board (“FASB”) Accounting Standards CodificationTM (“ASC”) Topic 320, “Investments-Debt and Equity Securities.” In determining OTTI under ASC Topic 320 the Company considers many factors, including those enumerated above. When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. If the Company intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, OTTI is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that it will be required to sell the security before recovery of its amortized cost basis, OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less OTTI recognized in earnings becomes the new amortized cost basis of the investment.

Federal Home Loan Bank and Federal Reserve Bank Stock

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stock is carried at cost on the consolidated balance sheets under the caption “Other assets.” These stocks are classified as restricted securities and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. The amount outstanding at December 31, 2013 and 2012 was $9.5 million.

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

Loan disclosures include presenting certain disaggregated information based on recorded investment. The recorded investment in a loan includes its principal amount outstanding adjusted for certain items that include net deferred loan costs or fees, unamortized premiums or discounts, charge offs, and accrued interest. The Company had a total of $492 thousand and $574 thousand of net deferred loan costs at year-end 2013 and 2012, respectively, included in the carrying amount of loans on the balance sheet, which represents .05% and .06% of average loans outstanding for 2013 and 2012. The amount of net deferred loans costs are not material and are omitted from the computation of the recorded investment included in Note 3 that follows. Similarly, accrued interest receivable on loans was $3.4 million and $3.7 million at year-end 2013 and 2012, respectively, or .3% and .4% of average loans outstanding and has also been omitted from certain information presented in Note 3.

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

These loans are sold with the related servicing rights either retained or released by the Company depending on the economic conditions present at the time of origination. Mortgage loans held for sale included in net loans totaled $4.1 million and $2.5 million at December 31, 2013 and December 31, 2012, respectively. Mortgage banking revenues, including origination fees, servicing fees, net gains on sales of mortgage loans, and other fee income were 1.6%, 2.4%, and 1.28% of the Company’s total revenue for the years ended December 31, 2013, 2012, and 2011, respectively.

Provision and Allowance for Loan Losses

The provision for loan losses represents charges or credits made to earnings to maintain an allowance for loan losses at a level considered adequate to provide for probable incurred credit losses at the balance sheet date. The allowance for loan losses is a valuation allowance increased by the provision for loan losses and decreased by net charge-offs. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

The qualitative risk factors used in the methodology are consistent with the guidance in the most recent Interagency Policy Statement on the Allowance for Loan Losses issued. Each factor is supported by a detailed analysis performed at each subsidiary bank and is both measureable and supportable. Some factors include a minimum allocation in some instances where loss levels are extremely low and it is determined to be prudent from a safety and soundness perspective. Qualitative risk factors that are used in the methodology include the following for each loan portfolio segment:

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

Mortgage Servicing Rights

Mortgage servicing rights are recognized in other assets on the Company’s consolidated balance sheet at their initial fair value on loans sold with servicing retained. Fair value is based on market prices for comparable mortgage servicing contracts when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. Mortgage servicing rights are subsequently measured using the amortization method in which the mortgage servicing right is expensed in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Impairment is evaluated based on the fair value of the rights, grouping the underlying loans by interest rates. Impairment of a grouping is reported as a valuation allowance. Capitalized mortgage servicing rights were $785 thousand and $795 thousand at December 31, 2013 and 2012, respectively. No impairment of the asset was determined to exist on either of these dates. Mortgage loans serviced for others totaled $200 million and $172 million at December 31, 2013 and 2012, respectively. Mortgage loans serviced for others are not included in the Company’s balance sheets.

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

Intangible Assets

Intangible assets consist of core deposit and customer relationship intangible assets arising from business acquisitions. Intangible assets are initially measured at fair value and then amortized on an accelerated method over their estimated useful lives, which range between seven and 10 years. Such assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.

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

(In thousands) Years Ended December 31,	2013	2012	2011
Legal fees	$169	$445	$310
Commissions and fees related to the sale of repossessed commercial real estate and property management	9	140	-
Insurance commissions	8	24	28
Premises rental	-	-	3
Other	6	-	8
Total	$192	$609	$349

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

Net income per common share computations were as follows for the years ended December 31, 2013, 2012, and 2011.

(In thousands, except per share data) Years Ended December 31,	2013	2012	2011
Net income, basic and diluted	$13,446	$12,149	$2,738
Less preferred stock dividends and discount accretion	1,951	1,922	1,896
Net income available to common shareholders, basic and diluted	$11,495	$10,227	$842

Average common shares outstanding, basic and diluted	7,474	7,457	7,424

Net income per common share, basic and diluted	$1.54	$1.37	$.11

Stock options for 22,049, 24,049, and 24,049 shares of common stock were not included in the determination of diluted net income per common share for 2013, 2012, and 2011, respectively, because they were antidilutive. There were 223,992 potential common shares associated with a warrant issued to the U.S. Treasury that were excluded from the computation of diluted net income per common share for 2011 because they were antidilutive. The Company repurchased the warrant from the Treasury during the third quarter of 2012.

Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the Company this includes net income, the after tax effect of changes in the net unrealized gains and losses on available for sale investment securities, and the after tax changes to the funded status of postretirement benefit plans.

Dividend Restrictions

Banking regulations require maintaining certain capital levels which limit the amount of dividends paid to the Company by its bank subsidiaries. In addition, the Parent Company and two of its subsidiary banks must obtain regulatory approval to pay dividends as a result of agreements entered into related to recent examinations. Refer to Note 17 for additional information.

Restrictions on Cash

The Company is required to maintain funds in cash and/or on deposit with the Federal Reserve Bank in accordance with reserve requirements specified by the Federal Reserve Board of Governors. The required reserve was $19.9 million and $17.0 million at December 31, 2013 and 2012, respectively.

Equity

Outstanding common shares purchased by the Company are retired. When common shares are purchased, the Company allocates a portion of the purchase price of the common shares that are retired to each of the following balance sheet line items: common stock, capital surplus, and retained earnings. The Company did not purchase any of its outstanding common shares during 2013 or 2012.

Trust Assets

Assets of the Company’s trust departments, other than cash on deposit at subsidiary banks, are not included in the accompanying financial statements because they are not assets of the Company.

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

Stock-Based Compensation

The Company recognizes compensation cost for its Employee Stock Purchase Plan (“ESPP”) and for stock options granted based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of ESPP and stock option awards. Compensation cost is recognized over the required service period, generally defined as the vesting period, on a straight-line basis. There have been no stock options granted by the Company since 2004, and all outstanding options are vested.

The ESPP was approved by the Company’s shareholders in 2004. The purpose of the ESPP is to provide a means by which eligible employees may purchase, at a discount, shares of the Company’s common stock through payroll withholding. The purchase price of the shares is equal to 85% of their fair market value on specified dates as defined in the plan. The ESPP was effective beginning July 1, 2004. There were 8,893, 23,368, and 34,769 shares issued under the plan during 2013, 2012, and 2011, respectively. Compensation expense related to the ESPP included in the accompanying statements of income was $36 thousand, $36 thousand, and $42 thousand in 2013, 2012, and 2011, respectively.

Following are the weighted average assumptions used and estimated fair market value for the ESPP, which is considered a compensatory plan under ASC Topic 718, “Compensation-Stock Compensation.”

	ESPP
	2013	2012	2011
Expected volatility	45.7%	53.5%	65.2%
Dividend yield	-	-	-
Risk-free interest rate	.06	.07	.06
Expected life (in years)	.25	.25	.25

Fair value	$4.01	$1.54	$1.19

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

(In thousands) Year Ended December 31, 2013	Unrealized Gains and Losses on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total
Beginning balance	$9,411	$(2,542)	$6,869
Other comprehensive (loss) income before reclassifications	(12,992)	2,778	(10,214)
Amounts reclassified from accumulated other comprehensive income	(42)	175	133
Net current-period other comprehensive (loss) income	(13,034)	2,953	(10,081)
Ending balance	$(3,623)	$411	$(3,212)

The following table presents amounts reclassified out of accumulated other comprehensive income by component for the period indicated. Line items in the statement of income affected by the reclassification are also presented.

(In thousands) Year Ended December 31, 2013	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available for sale investment securities	$65	Investment securities gains, net
	(23)	Income tax expense
	$42	Net of tax

Amortization related to postretirement benefits
Prior service costs	$(257)	Salaries and employee benefits
Actuarial losses	(12)	Salaries and employee benefits
	(269)	Total before tax
	94	Income tax benefit
	$(175)	Net of tax

Total reclassifications for the period	$(133)	Net of tax

2.   Investment Securities

The following tables summarize the amortized cost and estimated fair values of the securities portfolio at December 31, 2013 and 2012 and the corresponding amounts of gross unrealized gains and losses. The summary is divided into available for sale and held to maturity securities.

December 31, 2013 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$96,750	$155	$3,155	$93,750
Obligations of states and political subdivisions	132,311	2,056	2,397	131,970
Mortgage-backed securities – residential	379,238	5,071	6,232	378,077
Mortgage-backed securities – commercial	748	-	59	689
Corporate debt securities	7,266	40	1,049	6,257
Mutual funds and equity securities	2,082	15	20	2,077
Total securities – available for sale	$618,395	$7,337	$12,912	$612,820
Held To Maturity
Obligations of states and political subdivisions	$765	$62	$-	$827

December 31, 2012 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$75,945	$216	$66	$76,095
Obligations of states and political subdivisions	113,986	4,943	174	118,755
Mortgage-backed securities – residential	360,099	10,596	256	370,439
Corporate debt securities	6,638	44	856	5,826
Mutual funds and equity securities	1,962	33	2	1,993
Total securities – available for sale	$558,630	$15,832	$1,354	$573,108
Held To Maturity
Obligations of states and political subdivisions	$820	$136	$-	$956

At year-end 2013 and 2012, the Company held no investment securities of any single issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The amortized cost and estimated fair value of the securities portfolio at December 31, 2013, by contractual maturity, are detailed below. The summary is divided into available for sale and held to maturity securities. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mutual funds and equity securities in the available for sale portfolio at December 31, 2013 consist of investments by the Company’s captive insurance subsidiary. These securities have no stated maturity and are not included in the maturity schedule that follows.

Mortgage-backed securities are stated separately due to the nature of payment and prepayment characteristics of these securities, as principal is not due at a single date.

	Available For Sale		Held To Maturity
December 31, 2013 (In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,357	$3,367	$-	$-
Due after one year through five years	115,652	115,449	-	-
Due after five years through ten years	100,109	97,321	765	827
Due after ten years	17,209	15,840	-	-
Mortgage-backed securities	379,986	378,766	-	-
Total	$616,313	$610,743	$765	$827

Gross realized gains and losses on the sale of available for sale investment securities were as follows for the year indicated.

(In thousands)	2013	2012	2011

Gross realized gains	$14	$1,349	$1,529
Gross realized losses	64	140	174
Net realized (loss) gain	$(50)	$1,209	$1,355

Income tax (benefit) provision related to net realized (loss) gain	$(18)	$423	$474

Investment securities with a carrying value of $277 million and $285 million at December 31, 2013 and 2012 were pledged to secure public and trust deposits, repurchase agreements, and for other purposes.

Investment securities with unrealized losses at year-end 2013 and 2012 not recognized in income are presented in the tables below. The tables segregate investment securities that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or more. The table also includes the fair value of the related securities.

	Less than 12 Months		12 Months or More		Total
December 31, 2013 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$65,094	$2,434	$11,830	$721	$76,924	$3,155
Obligations of states and political subdivisions	48,715	1,594	15,095	803	63,810	2,397
Mortgage-backed securities – residential	219,032	5,199	16,306	1,033	235,338	6,232
Mortgage-backed securities – commercial	689	59	-	-	689	59
Corporate debt securities	80	-	4,816	1,049	4,896	1,049
Mutual funds and equity securities	716	17	22	3	738	20
Total	$334,326	$9,303	$48,069	$3,609	$382,395	$12,912

	Less than 12 Months		12 Months or More		Total
December 31, 2012 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$26,433	$66	$-	$-	$26,433	$66
Obligations of states and political subdivisions	17,199	174	-	-	17,199	174
Mortgage-backed securities – residential	39,659	256	-	-	39,659	256
Corporate debt securities	-	-	4,994	856	4,994	856
Mutual funds and equity securities	299	2	-	-	299	2
Total	$83,590	$498	$4,994	$856	$88,584	$1,354

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

At December 31, 2013, the Company’s investment securities portfolio had gross unrealized losses of $12.9 million, an increase of $11.6 million compared to year-end 2012. Of the total gross unrealized losses at December 31, 2013, $3.6 million or 28.0% relates to investments that have been in a continuous loss position for 12 months or more. Unrealized losses on corporate debt securities and mortgage-backed securities each make up $1.0 million of the total unrealized loss on investment securities in a continuous loss position of 12 months or more.

Corporate debt securities in the Company’s investment securities portfolio at December 31, 2013 include single-issuer trust preferred capital securities with a carrying value of $4.8 million. These securities were issued by a national and global financial services firm and were purchased by the Company during 2007. The securities are currently performing and continue to be rated as investment grade by major rating agencies. The issuer of the securities announced in the first quarter of 2013 that it had passed stringent regulatory stress testing and received regulatory approval to both increase per share common dividend payments and increase its equity repurchase program. The Company does not intend to sell these securities nor does it believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company believes these securities are not impared due to reasons of credit quality or other factors, but rather the unrealized loss is primarily attributed to continuing uncertainties in both international and domestic economies and market volatility. The Company believes that it will collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will recover as they approach their maturity dates.

The Company attributes the unrealized losses in other sectors of its investment securities portfolio to changes in market interest rates and volatility. Market interest rates rose sharply during the second and fourth quarters of 2013 as measured by the yields on Treasury bonds, particularly for the longer dated maturity periods. Investment securities with unrealized losses at December 31, 2013 are performing according to their contractual terms, and the Company does not expect to incur a loss on these securities unless they are sold prior to maturity. The Company does not have the intent to sell these securities nor does it believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company does not consider any of the securities to be impaired due to reasons of credit quality or other factors.

3.   Loans and Allowance for Loan Losses

Major classifications of loans are summarized in the following table.

December 31, (In thousands)	2013	2012
Real Estate:
Real estate mortgage – construction and land development	$101,352	$102,454
Real estate mortgage – residential	371,582	368,762
Real estate mortgage – farmland and other commercial enterprises	418,147	425,477
Commercial:
Commercial and industrial	47,426	46,812
States and political subdivisions	21,561	21,472
Lease financing	902	2,732
Other	23,840	19,156
Consumer:
Secured	8,579	11,732
Unsecured	6,513	6,515
Total loans	999,902	1,005,112
Less unearned income	19	117
Total loans, net of unearned income	$999,883	$1,004,995

Loans with a carrying value of $484 million and $466 million at December 31, 2013 and December 31, 2012, respectively, were pledged to secure borrowings and lines of credit. Such borrowings primarily include FHLB advances and short-term borrowing arrangements with the Federal Reserve.

Loans to directors, executive officers, and principal shareholders of the Parent Company and its subsidiaries (including loans to affiliated companies of which they are principal owners) and loans to members of the immediate family of such persons were $18.1 million at December 31, 2013. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectability. An analysis of the activity with respect to these loans is presented in the table below.

(In thousands)	Amount
Balance at December 31, 2012	$19,987
New loans	5,170
Repayments	(6,434)
Loans no longer meeting disclosure requirements, new loans meeting disclosure requirements, and other adjustments, net	(658)
Balance at December 31, 2013	$18,065

Activity in the allowance for loan losses by portfolio segment was as follows for each of the three years in the period ended December 31, 2013:

(In thousands)	Real Estate	Commercial	Consumer	Total
2013
Balance at beginning of period	$22,254	$1,513	$678	$24,445
Provision for loan losses	(2,432)	(2)	(166)	(2,600)
Recoveries	327	155	221	703
Loans charged off	(1,433)	(257)	(281)	(1,971)
Balance at end of period	$18,716	$1,409	$452	$20,577
2012
Balance at beginning of period	$23,538	$3,508	$1,218	$28,264
Provision for loan losses	4,930	(1,825)	(333)	2,772
Recoveries	666	145	234	1,045
Loans charged off	(6,880)	(315)	(441)	(7,636)
Balance at end of period	$22,254	$1,513	$678	$24,445
2011
Balance at beginning of period	$24,527	$3,260	$997	$28,784
Provision for loan losses	12,548	511	428	13,487
Recoveries	241	860	245	1,346
Loans charged off	(13,778)	(1,123)	(452)	(15,353)
Balance at end of period	$23,538	$3,508	$1,218	$28,264

The following tables present individually impaired loans by class of loans for the dates indicated.

As of and for the Year Ended December 31, 2013 (In thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Allowance for Loan Losses Allocated	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate mortgage – construction and land development	$17,234	$9,742	$4,699	$14,441	$930	$17,314	$509	$461
Real estate mortgage – residential	11,595	2,871	8,612	11,483	1,443	12,727	460	445
Real estate mortgage – farmland and other commercial enterprises	32,102	12,262	19,746	32,008	1,443	32,785	1,546	1,519
Commercial
Commercial and industrial	311	24	293	317	200	994	40	40
Consumer
Secured	18	-	18	18	15	19	1	1
Unsecured	71	-	72	72	71	147	9	9
Total	$61,331	$24,899	$33,440	$58,339	$4,102	$63,986	$2,565	$2,475

As of and for the Year Ended December 31, 2012 (In thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Allowance for Loan Losses Allocated	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate mortgage – construction and land development	$26,831	$12,712	$11,068	$23,780	$2,075	$34,880	$871	$804
Real estate mortgage – residential	7,474	2,215	5,259	7,474	1,069	13,754	333	324
Real estate mortgage – farmland and other commercial enterprises	33,491	13,294	18,803	32,097	1,588	38,077	1,859	1,876
Commercial
Commercial and industrial	210	-	207	207	198	403	17	17
Consumer
Secured	21	-	21	21	17	66	6	6
Unsecured	309	-	310	310	196	271	17	16
Total	$68,336	$28,221	$35,668	$63,889	$5,143	$87,451	$3,103	$3,043

Year Ended December 31, 2011 (In thousands)	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate mortgage – construction and land development	$51,226	$719	$716
Real estate mortgage – residential	28,732	1,282	1,271
Real estate mortgage – farmland and other commercial enterprises	67,565	2,847	2,768
Commercial
Commercial and industrial	4,174	205	164
Consumer
Secured	66	6	4
Unsecured	9	-	-
Total	$151,772	$5,059	$4,923

The following tables present the balance of the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of December 31, 2013 and 2012.

December 31, 2013 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3,816	$200	$86	$4,102
Collectively evaluated for impairment	14,900	1,209	366	16,475
Total ending allowance balance	$18,716	$1,409	$452	$20,577

Loans
Loans individually evaluated for impairment	$57,932	$317	$90	$58,339
Loans collectively evaluated for impairment	833,149	93,393	15,002	941,544
Total ending loan balance, net of unearned income	$891,081	$93,710	$15,092	$999,883

December 31, 2012 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$4,732	$198	$213	$5,143
Collectively evaluated for impairment	17,522	1,315	465	19,302
Total ending allowance balance	$22,254	$1,513	$678	$24,445

Loans
Loans individually evaluated for impairment	$63,351	$207	$331	$63,889
Loans collectively evaluated for impairment	833,342	89,848	17,916	941,106
Total ending loan balance, net of unearned income	$896,693	$90,055	$18,247	$1,004,995

The following tables present the recorded investment in nonperforming loans by class of loans as of December 31, 2013 and 2012.

December 31, 2013 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate:
Real estate mortgage – construction and land development	$5,821	$4,391	$-
Real estate mortgage – residential	5,154	4,826	10
Real estate mortgage – farmland and other commercial enterprises	12,677	16,987	434
Commercial:
Commercial and industrial	160	-	-
Lease financing	22	-	-
Consumer:
Secured	3	-	-
Unsecured	1	51	-
Total	$23,838	$26,255	$444

December 31, 2012 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate:
Real estate mortgage – construction and land development	$7,700	$8,736	$-
Real estate mortgage – residential	6,025	634	-
Real estate mortgage – farmland and other commercial enterprises	12,878	16,940	103
Commercial:
Commercial and industrial	649	-	-
Lease financing	53	-	-
Consumer:
Secured	9	-	-
Unsecured	94	39	-
Total	$27,408	$26,349	$103

The Company has allocated $2.7 million and $2.9 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings and that are in compliance with those terms as of December 31, 2013 and 2012, respectively. The Company had no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings at December 31, 2013 and 2012.

During 2013, the Company had eight credits that were modified as troubled debt restructurings. Seven of these credits with an aggregate recorded investment of $338 thousand represent debt by borrowers discharged under Chapter 7 bankruptcy. The borrower in each case did not reaffirm their debt, and the release of personal liability by the court is deemed a concession. However, each borrower continues to make payments under the original terms of the loan agreement. The remaining restructuring consists of a credit secured by commercial real estate whereby the maturity date was extended 48 months.

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

The following table presents loans by class modified as troubled debt restructurings that occurred during the years ended December 31, 2013 and 2012.

(Dollars in thousands)		Pre-Modification Outstanding	Post-Modification Outstanding
Troubled Debt Restructurings:	Number of Loans	Recorded Investment	Recorded Investment
2013
Real Estate:
Real estate mortgage – residential	3	$309	$309
Real estate mortgage – farmland and other commercial enterprises	1	598	598
Commercial:
Commercial and industrial	1	13	13
Consumer:
Secured	3	16	16
Total	8	$936	$936
2012
Real Estate:
Real estate mortgage – residential	1	$72	$72
Real estate mortgage – farmland and other commercial enterprises	1	8,796	8,717
Consumer:
Unsecured	1	38	38
Total	3	$8,906	$8,827

The troubled debt restructurings identified above increased the allowance for loan losses by $37 thousand and $442 thousand for 2013 and 2012, respectively. There were no charge-offs related to loans restructured in 2013 or 2012.

The Company had one restructured credit in 2013 for which there was a payment default within twelve months following the modification. This credit is secured by residential real estate with an outstanding balance of $15 thousand at year-end 2013. No charge-offs have been recorded for this credit.

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

December 31, 2013 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate:
Real estate mortgage – construction and land development	$58	$613	$671	$100,681	$101,352
Real estate mortgage – residential	1,225	2,502	3,727	367,855	371,582
Real estate mortgage – farmland and other commercial enterprises	3,548	7,978	11,526	406,621	418,147
Commercial:
Commercial and industrial	71	53	124	47,302	47,426
States and political subdivisions	-	-	-	21,561	21,561
Lease financing, net	-	22	22	861	883
Other	56	-	56	23,784	23,840
Consumer:
Secured	41	3	44	8,535	8,579
Unsecured	58	1	59	6,454	6,513
Total	$5,057	$11,172	$16,229	$983,654	$999,883

December 31, 2012 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate:
Real estate mortgage– construction and land development	$908	$1,361	$2,269	$100,185	$102,454
Real estate mortgage – residential	2,303	2,500	4,803	363,959	368,762
Real estate mortgage – farmland and other commercial enterprises	1,990	10,724	12,714	412,763	425,477
Commercial:
Commercial and industrial	108	53	161	46,651	46,812
States and political subdivisions	-	-	-	21,472	21,472
Lease financing, net	1	53	54	2,561	2,615
Other	38	399	437	18,719	19,156
Consumer:
Secured	69	-	69	11,663	11,732
Unsecured	137	-	137	6,378	6,515
Total	$5,554	$15,090	$20,644	$984,351	$1,004,995

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

Loans not meeting the criteria above which are analyzed individually as part of the above described process are considered to be pass rated loans, which are considered to have a low risk of loss. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows for the dates indicated. Each of the following tables excludes immaterial amounts attributed to accrued interest receivable.

	Real Estate			Commercial
December 31, 2013 (In thousands)	Real Estate Mortgage -Construction and Land Development	Real Estate Mortgage -Residential	Real Estate Mortgage -Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Lease Financing	Other
Credit risk profile by internally assigned rating grades:
Pass	$77,873	$334,104	$352,238	$45,652	$21,561	$861	$23,820
Special Mention	7,755	15,120	29,156	963	-	-	-
Substandard	15,724	22,358	36,753	735	-	22	20
Doubtful	-	-	-	76	-	-	-
Total	$101,352	$371,582	$418,147	$47,426	$21,561	$883	$23,840

	Real Estate			Commercial
December 31, 2012 (In thousands)	Real Estate Mortgage -Construction and Land Development	Real Estate Mortgage-Residential	Real Estate Mortgage-Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Lease Financing	Other
Credit risk profile by internally assigned rating grades:
Pass	$68,721	$328,214	$348,918	$41,527	$21,472	$2,615	$18,592
Special Mention	7,562	18,485	35,027	4,201	-	-	559
Substandard	26,171	21,984	41,532	1,008	-	-	5
Doubtful	-	79	-	76	-	-	-
Total	$102,454	$368,762	$425,477	$46,812	$21,472	$2,615	$19,156

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the consumer loans outstanding based on payment activity as of December 31, 2013 and 2012.

	December 31, 2013		December 31, 2012
	Consumer		Consumer
(In thousands)	Secured	Unsecured	Secured	Unsecured
Credit risk profile based on payment activity:
Performing	$8,576	$6,461	$11,723	$6,382
Nonperforming	3	52	9	133
Total	$8,579	$6,513	$11,732	$6,515

4. Other Real Estate Owned

OREO was as follows as of the date indicated:

December 31, (In thousands)	2013	2012
Construction and land development	$23,504	$32,360
Residential real estate	2,695	4,605
Farmland and other commercial enterprises	11,627	15,597
Total	$37,826	$52,562

OREO activity for 2013 and 2012 was as follows:

(In thousands)	2013	2012
Beginning balance	$52,562	$38,157
Transfers from loans	6,110	33,913
Transfers from premises	-	212
Proceeds from sales, net	(15,169)	(15,636)
Loss on sales	(182)	(324)
Write downs and other decreases, net	(5,495)	(3,760)
Ending balance	$37,826	$52,562

5. Premises and Equipment

Premises and equipment consist of the following.

December 31, (In thousands)	2013	2012
Land, buildings, and leasehold improvements	$58,770	$57,772
Furniture and equipment	18,561	17,501
Total premises and equipment	77,331	75,273
Less accumulated depreciation and amortization	41,058	39,090
Premises and equipment, net	$36,273	$36,183

Depreciation and amortization of premises and equipment was $3.4 million, $3.4 million, and $3.5 million for 2013, 2012, and 2011, respectively.

6. Deposit Liabilities

Major classifications of deposits are summarized as follows for the dates indicated:

December 31, (In thousands)	2013	2012
Noninterest Bearing	$277,294	$254,912

Interest Bearing
Demand	320,503	296,931
Savings	340,903	318,302
Time	471,515	540,665
Total interest bearing	1,132,921	1,155,898

Total Deposits	$1,410,215	$1,410,810

At December 31, 2013, the scheduled maturities of time deposits were as follows:

(In thousands)	Amount
2014	$278,513
2015	87,786
2016	58,143
2017	34,419
2018	8,670
Thereafter	3,984
Total	$471,515

Time deposits of $100 thousand or more at December 31, 2013 and 2012 were $156 million and $181 million, respectively. Interest expense on time deposits of $100 thousand or more was $1.8 million, $2.9 million, and $4.5 million for 2013, 2012, and 2011, respectively.

During 2010, the Federal Deposit Insurance Corporation (“FDIC”) permanently raised its standard maximum insurance amount per depositor from $100 thousand to $250 thousand. At December 31, 2013 and 2012, the Company had $30.4 million and $32.2 million, respectively, of time deposits outstanding in amounts of $250 thousand or more.

Deposits from directors, executive officers, and principal shareholders of the Parent Company and its subsidiaries (including deposits from affiliated companies of which they are principal owners) and deposits from members of the immediate family of such persons were $19.0 million and $19.1 million at December 31, 2013 and 2012, respectively. Such deposits were accepted in the normal course of business on substantially the same terms as those prevailing at the time for comparable transactions with other customers.

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

December 31, (Dollars in thousands)	2013	2012
Federal funds purchased and securities sold under agreement to repurchase	$29,123	$24,083
Total short-term	$29,123	$24,083

Average balance during the year	$29,440	$26,134
Maximum month-end balance during the year	32,885	31,632
Average interest rate during the year	.25%	.37%
Average interest rate at year-end	.25	.29

8. Securities Sold Under Agreements to Repurchase and Other Long-term Borrowings

Long-term securities sold under agreements to repurchase and other borrowings represent borrowings with an original maturity of one year or more. The table below displays a summary of the ending balance and average rate for borrowed funds on the dates indicated.

December 31, (Dollars in thousands)	2013	Average Rate	2012	Average Rate
Federal Home Loan Bank advances	$27,126	4.14%	$29,297	4.04%
Subordinated notes payable	48,970	1.71	48,970	1.77
Securities sold under agreements to repurchase	100,754	3.92	100,000	3.95
Total long-term borrowings	$176,850	3.34%	$178,267	3.36%

Long-term FHLB advances are made pursuant to several different credit programs, which have their own interest rates and range of maturities. At December 31, 2013, interest rates on all FHLB advances are fixed and range between 2.99% and 6.90%, averaging 4.14%, over a remaining maturity period of up to seven years. At December 31, 2012, interest rates on FHLB advances ranged between 2.60% and 6.90%, averaging 4.04%, over a remaining maturity period of up to eight years. Long-term FHLB borrowings of $26.0 million and $28.0 million at year-end 2013 and 2012, respectively, were putable quarterly. None of the long-term FHLB advances are convertible to a floating interest rate.

For FHLB advances, the subsidiary banks pledge FHLB stock and fully disbursed, otherwise unencumbered, 1-4 family first mortgage loans as collateral for these advances as required by the FHLB. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to an additional $101 million from the FHLB at year-end 2013.

During 2005, the Company completed two private offerings of trust preferred securities through two separate Delaware statutory trusts sponsored by the Company. Farmers Capital Bank Trust I (“Trust I”) sold $10.0 million of preferred securities and Farmers Capital Bank Trust II (“Trust II”) sold $15.0 million of preferred securities. The proceeds from the offerings were used to fund the cash portion of the acquisition of Citizens Bancorp, Inc., the former parent company of Citizens Northern. The trust preferred securities mature September 30, 2035 and can now be redeemed at any time by the Trust at par.

Farmers Capital Bank Trust III (“Trust III”), a Delaware statutory trust sponsored by the Company, was formed during 2007 for the purpose of financing the cost of acquiring Company shares under a share repurchase program. Trust III sold $22.5 million of trust preferred securities to the public with an initial fixed rate of 6.60% through October 2012, thereafter at a variable rate of interest, reset quarterly, equal to the 3-month LIBOR plus a predetermined spread of 132 basis points). The trust preferred securities mature on November 1, 2037 and can now be redeemed at any time by the Trust at par. Trust I, Trust II, and Trust III are hereafter collectively referred to as the “Trusts.”

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

The subordinated notes are redeemable in whole or in part, without penalty, at the Company’s option. The notes are junior in right of payment of all present and future senior indebtedness. At December 31, 2013 and 2012 the balance of the subordinated notes payable to Trust I, Trust II, and Trust III was $10.3 million, $15.5 million, and $23.2 million, respectively. The interest rates in effect as of the last determination date for 2013 were 1.75%, 1.90%, and 1.56% for Trust I, Trust II, and Trust III, respectively. For 2012 these rates were 1.81%, 1.96%, and 1.63% for Trust I Trust II, and Trust III, respectively.

The Company is not considered the primary beneficiary of the Trusts; therefore the Trusts are not consolidated into its financial statements. Accordingly, the Company does not report the securities issued by the Trusts as liabilities, but instead reports as liabilities the subordinated notes issued by the Company and held by the Trusts. The Company, which owns all of the common securities of the Trusts, accounts for its investment in each of the Trusts as other assets. The Company records interest expense on the corresponding notes issued to the Trusts on its statements of income.

The subordinated notes, net of the Company’s investment in the Trusts, may be included in Tier 1 capital (with certain limitations applicable) under current regulatory capital guidelines and interpretations. The net amount of subordinated notes in excess of the limit may be included in Tier 2 capital, subject to restrictions. At year-end 2013 and 2012, the Company’s Tier 1 capital included $47.5 million, which represents the full amount of the subordinated notes net of the Company’s investment in the Trusts.

During 2007, the Company entered into a balance sheet leverage transaction whereby it borrowed $200 million in multiple fixed rate term repurchase agreements with an initial weighted average cost of 3.95% and invested the proceeds in Government National Mortgage Association (“GNMA”) bonds, which were pledged as collateral. The Company is required to secure the borrowed funds by GNMA bonds valued at 106% of the outstanding principal balance. The borrowings have an outstanding balance of $100 million at December 31, 2013, are putable on a quarterly basis, and mature in November 2017. The repurchase agreements are held by each of the Company’s three subsidiary banks that are participating in the transaction and are guaranteed by the Parent Company. The Company has $754 thousand of other long-term repurchase agreements outstanding at December 31, 2013 made in the ordinary course of business with commercial customers. The average interest rate on these fixed rate borrowings is 1.17%.

Maturities of long-term borrowings at December 31, 2013 are as follows:

(In thousands)	Amount
2014	$8,012
2015	251
2016	503
2017	115,000
2018	3,000
Thereafter	50,084
Total	$176,850

9. Income Taxes

The components of income tax expense are as follows:

December 31, (In thousands)	2013	2012	2011
Currently payable	$4,908	$3,953	$1,580
Deferred	(473)	(1,043)	(2,227)
Total applicable to operations	4,435	2,910	(647)
Deferred tax charged (credited) to components of shareholders’ equity:
Unfunded status of postretirement benefits	1,589	(92)	(500)
Net unrealized securities (losses) gains	(7,019)	214	3,593
Total income taxes	$(995)	$3,032	$2,446

An analysis of the difference between the effective income tax rates and the statutory federal income tax rate follows.

December 31,	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
Changes from statutory rates resulting from:
Tax-exempt interest	(6.3)	(7.6)	(51.5)
Nondeductible interest to carry tax-exempt obligations	.3	.4	3.6
Nondeductible legal expense	-	.5	-
Tax credits	-	(1.8)	(13.0)
Premium income not subject to tax	(1.3)	(2.5)	(5.5)
Company-owned life insurance	(1.8)	(3.5)	(15.2)
Uncertain tax position	(.5)	(.9)	14.3
Other, net	(.6)	(.3)	1.4
Effective tax rate on pretax income	24.8%	19.3%	(30.9)%

The tax effects of the significant temporary differences that comprise deferred tax assets and liabilities at December 31, 2013 and 2012 are as follows:

December 31, (In thousands)	2013	2012
Assets
Allowance for loan losses	$7,217	$8,571
Deferred directors’ fees	285	281
Postretirement benefit obligations	4,459	5,633
Other real estate owned	3,568	2,398
Partnership investments	1,508	1,444
Self-funded insurance	213	164
Paid time off	701	705
Depreciation	798	676
Intangibles	3,179	3,526
Unrealized losses on available for sale investment securities, net	1,951	-
Other	232	44
Total deferred tax assets	24,111	23,442
Liabilities
Unrealized gains on available for sale investment securities, net	-	5,066
Prepaid expenses	596	505
Federal Home Loan Bank stock dividends	1,097	1,087
Deferred loan fees	772	811
Lease financing operations	136	366
Total deferred tax liabilities	2,601	7,835
Net deferred tax asset	$21,510	$15,607

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2013.

The Internal Revenue Code grants preferential treatment to the interest income derived from debt issued by states and political subdivisions in that it is not subject to Federal taxation. As a financial institution, the Company is not allowed a tax deduction for a pro rata portion of the interest expense incurred to purchase debt with tax-free attributes. The amount of disallowed interest expense is determined by the total amount of debt issued during the calendar year by the issuer and dependent upon the issuer being considered a qualified small issuer. Debt purchased by a financial institution that meets the requirements to be designated a “qualified tax exempt obligation” has a lower interest expense disallowance than debt that does not meet the “qualified tax exempt obligation” designation. As part of the normal due diligence for a loan with tax-free attributes, the Company relies on the attestation of the borrower, legal counsel for the borrower, and the legal counsel for the Company concerning the representations of the borrower for their debt.  During the fourth quarter of 2010, the Company became aware that the qualified status of the debt issued by a customer was being reviewed by the Internal Revenue Service (“IRS”). The customer had previously made representations that their debt was qualified.

During the first quarter of 2011, the Company became aware that this customer had received verbal notification of the IRS’s intent to issue an adverse ruling regarding the qualified status of the financing.  At that time, the Company had a potential accumulated tax liability of $402 thousand at risk related to the determination for the tax years 2007 through 2010.   Under ASC Topic 740, “Income Taxes,” the Company is required to recognize a tax position when it is more likely than not that the position would be sustained in a tax examination, with the tax examination being presumed to occur.  Additionally, ASC Topic 740 indicates that a subsequent change in facts and circumstances should be recognized in the period in which the change occurs.   As such, the Company recorded an accrual of $449 thousand including the $402 thousand accumulated tax liability and interest of $47 thousand in the first quarter of 2011. The amount of this tax liability has been reduced by $371 thousand since the initial recording of the liability due to the statute of limitations expiring on a portion of the potential tax payment.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	2013	2012
Balance at beginning of year	$154	$266
Reductions to tax positions of prior years	(88)	(112)
Balance at end of year	$66	$154

The $66 thousand at year-end 2013 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.  The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The Company’s policy is to record the accrual of interest or penalties relative to unrecognized tax benefits, if any, in its income tax expense accounts. The total amount of interest recorded in the income tax expense (benefit) line item of the income statement for the year ended December 31, 2011 was $32 thousand. This interest amount was reduced by $9 thousand during 2012 and $11 thousand during 2013 due to the statute of limitations expiring on a portion of the potential tax payment. The amount accrued for interest at December 31, 2013 and 2012 was $12 thousand and $23 thousand, respectively. No penalties were accrued or recorded during any year in the three years ended December 31, 2013.

The Company files U.S. federal and various state income tax returns. The Company is no longer subject to income tax examinations by taxing authorities for the years before 2010.

10. Retirement Plans

The Company maintains a salary savings plan that covers substantially all of its employees. The Company matches voluntary tax deferred employee contributions at 50% of eligible deferrals up to a maximum of 6% of the participants’ compensation. The Company may, at the discretion of its Board, contribute an additional amount based upon a percentage of covered employees’ salaries. The Company did not make a discretionary contribution during 2013, 2012, or 2011. Discretionary contributions are allocated among participants in the ratio that each participant’s compensation bears to all participants’ compensation. Eligible employees are presented with various investment alternatives related to the salary savings plan. Those alternatives include various stock and bond mutual funds ranging from traditional growth funds to more stable income funds as well as an option to invest in bank certificates of deposits. Company shares are not an available investment alternative in the salary savings plan. The total retirement plan expense for 2013, 2012, and 2011 was $528 thousand, $485 thousand, and $470 thousand, respectively.

In connection with its acquisition of Citizens Northern, the Company acquired nonqualified supplemental retirement plans for certain key employees. Benefits provided under these plans are unfunded, and payments to plan participants are made by the Company.

The following schedules set forth a reconciliation of the changes in the supplemental retirement plans’ benefit obligation and funded status for the years ended December 31, 2013 and 2012.

(In thousands)	2013	2012
Change in Benefit Obligation
Obligation at beginning of year	$741	$706
Service cost	28	26
Interest cost	29	29
Actuarial loss	3	8
Benefit payments	(27)	(28)
Obligation at end of year	$774	$741

The following table provides disclosure of the net periodic benefit cost as of December 31 for the years indicated.

(In thousands)	2013	2012
Service cost	$28	$26
Interest cost	29	29
Recognized net actuarial loss	12	8
Net periodic benefit cost	$69	$63
Major assumptions:
Discount rate used to determine net period benefit cost	4.03%	4.39%
Discount rate used to determine benefit obligation at year end	4.06	4.03

The following table presents estimated future benefit payments in the period indicated.

(In thousands)	Supplemental Retirement Plan
2014	$36
2015	36
2016	36
2017	36
2018	36
2019-2023	287
Total	$467

Amounts recognized in accumulated other comprehensive income as of December 31, 2013 and 2012 are as follows:

(In thousands)	2013	2012
Unrecognized net actuarial loss	$148	$157
Total	$148	$157

The estimated cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is as follows:

(In thousands)	Supplemental Retirement Plan
Unrecognized net actuarial gain	$(4)
Total	$(4)

11. Common Stock Options

During 1997, the Company’s Board of Directors approved a nonqualified stock option plan (the “Plan”), subsequently approved by the Company’s shareholders, that has provided for the granting of stock options to key employees and officers of the Company. The Plan provides for the granting of options to purchase up to 450,000 shares of the Company’s common stock at a price equal to the fair value of the Company’s common stock on the date the option is granted. The options expire after ten years from the grant date and must be held for a minimum of one year before they can be exercised. Forfeited options are available for the granting of additional stock options under the Plan. Options forfeited from the initial grant in 1997 were used to grant options during 2000 and 2004. Total options granted were 450,000, 54,000, and 40,049 in the years 1997, 2000, and 2004, respectively. Unexercised options granted during 1997 and 2000 have expired. All outstanding options granted under the Plan are vested. At December 31, 2013, there were 54,172 options available for future grants under the Plan.

A summary of the activity in the Company’s Plan for 2013 is presented below.

	2013
	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	24,049	$34.80
Forfeited	(2,000)	34.80
Options outstanding at year-end	22,049	$34.80

Options exercisable at year-end	22,049	$34.80

Options outstanding at year-end 2013 have a remaining contractual life of .83 years. Aggregate options outstanding and exercisable at December 31, 2013 had no intrinsic value since the exercise price was in excess of the market price of the

Company’s stock. There were no options exercised or granted in any year in the three-year periods ending December 31, 2013, nor were there any modifications or cash paid to settle stock option awards during those periods.

12. Postretirement Medical Benefits

Prior to 2003, the Company provided lifetime medical and dental benefits upon retirement for certain employees meeting the eligibility requirements as of December 31, 1989 (“Plan 1”). During 2003, the Company implemented an additional postretirement health insurance program (“Plan 2”). Under Plan 2, any employee meeting the service requirement of 20 years of full time service to the Company and is at least age 55 years of age upon retirement is eligible to continue their health insurance coverage. Under both plans, retirees not yet eligible for Medicare have coverage identical to the coverage offered to active employees. Under both plans, Medicare-eligible retirees are provided with a Medicare Advantage plan. The Company pays 100% of the cost of Plan 1. The Company and the retirees each pay 50% of the cost under Plan 2. Both plans are unfunded.

The following schedules set forth a reconciliation of the changes to the benefit obligation and funded status of the plans for the years ended December 31, 2013 and 2012.

(In thousands)	2013	2012
Change in Benefit Obligation
Obligation at beginning of year	$15,935	$14,294
Service cost	630	617
Interest cost	551	608
Actuarial (gain) loss	(4,277)	674
Participant contributions	97	85
Benefit payments	(348)	(343)
Obligation at end of year	$12,588	$15,935

The following table provides disclosure of the net periodic benefit cost as of December 31 for the years indicated.

(In thousands)	2013	2012
Service cost	$630	$617
Interest cost	551	608
Amortization of transition obligation	-	102
Recognized prior service cost	257	257
Amortization of net actuarial loss	-	56
Net periodic benefit cost	$1,438	$1,640
Major assumptions:
Discount rate used to determine net periodic benefit cost	4.03%	4.39%
Discount rate used to determine benefit obligation as of year end	4.93	4.03
Retiree participation rate (Plan 1)	100.00	100.00
Retiree participation rate (Plan 2)	72.00	72.00

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. For measurement purposes, the rate of increase in pre-Medicare medical care claims costs was 8% and 7% for 2014 and 2015, respectively, then grading down by .5% annually to 5% for 2019 and thereafter. For dental claims cost, it was 5% for 2014 and thereafter. A 1% change in the assumed health care cost trend rates would have the following incremental effects:

(In thousands)	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$252	$(194)
Effect on accumulated postretirement benefit obligation	2,444	(1,934)

The following table presents estimated future benefit payments in the period indicated.

(In thousands)	Postretirement Medical Benefits
2014	$340
2015	355
2016	377
2017	422
2018	461
2019-2023	2,909
Total	$4,864

Amounts recognized in accumulated other comprehensive income as of December 31, 2013 and 2012 are as follows:

(In thousands)	2013	2012
Unrecognized net actuarial (gain) loss	$(1,190)	$3,087
Unrecognized prior service cost	383	639
Total	$(807)	$3,726

The estimated costs that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are as follows:

(In thousands)	Postretirement Medical Benefits
Unrecognized prior service cost	$207
Unrecognized net actuarial gain	(63)
Total	$144

13. Leases

The Company leases certain branch sites and banking equipment under various operating leases. Branch site leases have renewal options of varying lengths and terms. The following table presents estimated future minimum rental commitments under these leases for the period indicated.

(In thousands)	Operating Leases
2014	$349
2015	313
2016	244
2017	124
2018	113
Thereafter	537
Total	$1,680

Rent expense was $399 thousand, $424 thousand, and $451 thousand for 2013, 2012, and 2011, respectively.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Total commitments to extend credit were $140 million and $129 million at December 31, 2013 and 2012, respectively. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit, if deemed necessary by the Company, is based on management’s credit evaluation of the counter-party. Collateral held varies, but may include accounts receivable, marketable securities, inventory, premises and equipment, residential real estate, and income producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The credit risk involved in issuing letters of credit is essentially the same as that received when extending credit to customers. The fair value of these instruments is not considered material for disclosure. The Company had $23.4 million and $24.4 million in irrevocable letters of credit outstanding at December 31, 2013 and 2012, respectively.

The contractual amount of financial instruments with off-balance sheet risk was as follows at year-end:

December 31,	2013		2012
(In thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit, including unused lines of credit	$56,884	$82,934	$51,447	$77,176
Standby letters of credit	2,578	20,816	2,647	21,740
Total	$59,462	$103,750	$54,094	$98,916

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

16. Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. As of December 31, 2013, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. It is the opinion of management, after discussion with legal counsel, that the disposition or ultimate resolution of such claims and legal actions will not have a material effect upon the consolidated financial statements of the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the tables below) of Tier 1 and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). As of December 31, 2013, the most recent notification from the FDIC categorized the banks as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the banks must maintain minimum Tier 1 Risk-based, Total Risk-based, and Tier 1 Leverage ratios as set forth in the tables. There are no conditions or events since that notification that management believes have changed the institutions’ category. As noted below under the caption “Summary of Regulatory Agreements,” two of the Company’s subsidiary banks are required to maintain certain capital ratios that exceed the regulatory established well-capitalized status.

The regulatory capital amounts and ratios of the consolidated Company and its subsidiary banks are presented in the following tables for the dates indicated.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Risk-based Capital[1]
Consolidated	$216,162	18.95%	$45,623	4.00%	N/A	N/A
Farmers Bank	67,409	17.56	15,351	4.00	$23,026	6.00%
United Bank[2]	51,336	15.06	13,634	4.00	20,450	6.00
First Citizens	28,814	12.92	8,917	4.00	13,376	6.00
Citizens Northern[2]	24,455	13.57	7,208	4.00	10,812	6.00
Total Risk-based Capital [1]
Consolidated	$230,497	20.21%	$91,245	8.00%	N/A	N/A
Farmers Bank	72,231	18.82	30,702	8.00	$38,377	10.00%
United Bank[2]	55,664	16.33	27,267	8.00	34,084	10.00
First Citizens	30,485	13.67	17,835	8.00	22,294	10.00
Citizens Northern[2]	26,708	14.82	14,415	8.00	18,019	10.00
Tier 1 Leverage Capital [3]
Consolidated	$216,162	11.90%	$72,677	4.00%	N/A	N/A
Farmers Bank	67,409	9.60	28,077	4.00	$35,096	5.00%
United Bank[2]	51,336	9.67	21,233	4.00	26,542	5.00
First Citizens	28,814	9.03	12,768	4.00	15,960	5.00
Citizens Northern[2]	24,455	9.67	10,113	4.00	12,641	5.00

December 31, 2012
Tier 1 Risk-based Capital[1]
Consolidated	$206,470	18.27%	$45,215	4.00%	N/A	N/A
Farmers Bank[2]	69,582	17.94	15,515	4.00	$23,273	6.00%
United Bank[2]	51,695	15.41	13,420	4.00	20,130	6.00
First Citizens	29,017	13.57	8,552	4.00	12,828	6.00
Citizens Northern[2]	23,553	12.97	7,264	4.00	10,896	6.00
Total Risk-based Capital [1]
Consolidated	$220,741	19.53%	$90,431	8.00%	N/A	N/A
Farmers Bank[2]	74,475	19.20	31,030	8.00	$38,788	10.00%
United Bank[2]	55,980	16.69	26,839	8.00	33,549	10.00
First Citizens	30,908	14.46	17,104	8.00	21,380	10.00
Citizens Northern[2]	25,826	14.22	14,528	8.00	18,159	10.00
Tier 1 Leverage Capital [3]
Consolidated	$206,470	11.24%	$73,479	4.00%	N/A	N/A
Farmers Bank[2]	69,582	9.68	28,768	4.00	$35,960	5.00%
United Bank[2]	51,695	9.45	21,878	4.00	27,347	5.00
First Citizens	29,017	9.42	12,327	4.00	15,409	5.00
Citizens Northern[2]	23,553	9.36	10,063	4.00	12,579	5.00

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

Payment of dividends by the Company’s subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. Generally, capital distributions are limited to undistributed net income for the current and prior two years, subject to the capital requirements as summarized above. Furthermore, at December 31, 2013, two of the Company’s subsidiary banks are required to obtain regulatory approval before declaring or paying a dividend to the Parent Company as a result of agreements entered into with their primary regulator. The payment of dividends by the Parent Company to its shareholders is also subject to approval as a result of its regulatory agreement.

Summary of Regulatory Agreements

Below is a summary of the regulatory agreements that the Parent Company and two of its subsidiary banks have entered into with their primary regulators. The agreement entered into during 2009 between Farmers Bank and its primary regulator was terminated in January 2013 as a result of satisfactory compliance.

Parent Company

Primarily due to regulatory actions during 2009 at certain of the Company’s subsidiary banks (further discussed below), the Federal Reserve Bank of St. Louis (“FRB St. Louis”) and the Kentucky Department of Financial Institutions (“KDFI”) proposed the Company enter into a Memorandum of Understanding (“Memorandum”). The Company’s board approved entry into the Memorandum at a regular board meeting during the fourth quarter of 2009. Pursuant to the Memorandum, the Company agreed that it would develop an acceptable capital plan to ensure that the consolidated organization remains well-capitalized and each of its subsidiary banks meet the capital requirements imposed by their regulator as summarized below.

The Company also agreed to reduce its common stock dividend in the fourth quarter of 2009 from $.25 per share down to $.10 per share and not make interest payments on the Company’s trust preferred securities or dividends on its common or preferred stock without prior approval from FRB St. Louis and the KDFI. Representatives of the FRB St. Louis and the KDFI have indicated that any such approval for the payment of dividends will be predicated on a demonstration of adequate, normalized earnings on the part of the Company’s subsidiaries sufficient to support quarterly payments on the Company’s trust preferred securities and quarterly dividends on the Company’s common and preferred stock.  While both regulatory agencies have granted approval of all subsequent quarterly Company requests to make interest payments on its trust preferred securities and dividends on its preferred stock, the Company has not (based on the assessment by Company management of both the Company’s capital position and the earnings of its subsidiaries) sought regulatory approval for the payment of common stock dividends since the fourth quarter of 2009.  Moreover, the Company will not pay any such dividends on its common stock in any subsequent quarter until the regulator’s assessment of the earnings of the Company’s subsidiaries, and the Company’s assessment of its capital position, both yield the conclusion that the payment of a Company common stock dividend is warranted.

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

United Bank

In November of 2009, the FDIC and the KDFI entered into a Cease and Desist Order (“C&D”) with United Bank primarily as a result of its level of nonperforming assets.  The C&D was terminated in December 2011 coincident with the issuance of a Consent Order (“Consent Order”) entered into between the parties. The Consent Order is substantially the same as the C&D, with the primary exception being that United Bank must achieve and maintain a Tier 1 Leverage ratio of 9.0% and a Total Risk-based Capital ratio of 13.0% no later than March 31, 2012.

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

During January 2014, the Company received written notification from the FDIC and KDFI that the formal Consent Order entered into during 2011 with United Bank had been terminated and replaced with a stepped-down enforcement action in the form of an informal Memorandum. The informal Memorandum includes substantially the same provisions covered by the Consent Order.

Citizens Northern

The FDIC and the KDFI entered into a Memorandum with Citizens Northern in September 2010.  The Memorandum was terminated July 7, 2013 upon the issuance of an updated Memorandum. The updated Memorandum contains many of the same provisions included in the terminated Memorandum, with a new requirement that Citizens Northern maintain a Tier 1 leverage ratio at or above 9.0%. In addition, the updated Memorandum requires having and retaining qualified management in the areas of loan administration and collection. It also requires Citizens Northern to address credit underwriting and administration weaknesses identified in the most recent examination of the bank by the FDIC and the KDFI.

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

Regulators continue to monitor the Company’s progress and compliance with the regulatory agreements through periodic on-site examinations, regular communications, and quarterly data analysis. At the Parent Company and at each of its bank subsidiaries, the Company believes it is adequately addressing all issues of the regulatory agreements to which it is subject. However, only the respective regulatory agencies can determine if compliance with the applicable regulatory agreements has been met. The Company believes that it and its subsidiary banks are in compliance with the requirements identified in the regulatory agreements as of December 31, 2013.

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

Available for sale investment securities are the Company’s only balance sheet item that meets the disclosure requirements for instruments measured at fair value on a recurring basis. Disclosures as of December 31, 2013 and 2012 are as follows:

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2013
Obligations of U.S. government-sponsored entities	$93,750	$-	$93,750	$-
Obligations of states and political subdivisions	131,970	-	131,970	-
Mortgage-backed securities – residential	378,077	-	378,077	-
Mortgage-backed securities – commercial	689	-	689	-
Corporate debt securities	6,257	-	6,257	-
Mutual funds and equity securities	2,077	2,077	-	-
Total	$612,820	$2,077	$610,743	$-

December 31, 2012
Obligations of U.S. government-sponsored entities	$76,095	$-	$76,095	$-
Obligations of states and political subdivisions	118,755	-	118,755	-
Mortgage-backed securities – residential	370,439	-	370,439	-
Corporate debt securities	5,826	-	5,826	-
Mutual funds and equity securities	1,993	1,993	-	-
Total	$573,108	$1,993	$571,115	$-

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

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Collateral-dependent Impaired Loans
Real estate mortgage - construction and land development	$334	$-	$-	$334
Real estate mortgage - residential	2,085	-	-	2,085
Real estate mortgage - farmland and other commercial enterprises	3,152	-	-	3,152
Commercial and industrial	88	-	-	88
Total	$5,659	$-	$-	$5,659

OREO
Construction and land development	$14,465	$-	$-	$14,465
Residential real estate	1,116	-	-	1,116
Farmland and other commercial enterprises	9,152	-	-	9,152
Total	$24,733	$-	$-	$24,733

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012
Collateral-dependent Impaired Loans
Real estate mortgage - construction and land development	$17,921	$-	$-	$17,921
Real estate mortgage - residential	2,273	-	-	2,273
Real estate mortgage - farmland and other commercial enterprises	3,523	-	-	3,523
Commercial and industrial	9	-	-	9
Consumer - secured	4	-	-	4
Consumer - unsecured	113	-	-	113
Total	$23,843	$-	$-	$23,843

OREO
Construction and land development	$15,873	$-	$-	$15,873
Residential real estate	1,483	-	-	1,483
Farmland and other commercial enterprises	3,826	-	-	3,826
Total	$21,182	$-	$-	$21,182

The following table presents impairment charges recorded in earnings on assets measured at fair value on a nonrecurring basis.

(In thousands) Years Ended December 31,	2013	2012
Impairment charges:
Collateral-dependent impaired loans	$787	$4,755
OREO	4,689	3,120
Total	$5,476	$7,875

The following table presents quantitative information about unobservable inputs for assets measured on a nonrecurring basis using Level 3 measurements.

(In thousands)	Fair Value at December 31, 2013	Valuation Technique	Unobservable Inputs	Range			Weighted Average
Collateral-dependent impaired loans	$5,659	Discounted appraisals	Marketability discount	0%	-	6.3%	1.6%
OREO	$24,733	Discounted appraisals	Marketability discount	.8%	-	67.5%	11.3%

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

Fair Value of Financial Instruments

The table that follows represents the estimated fair values of the Company’s financial instruments made in accordance with the requirements of ASC Topic 825, “Financial Instruments.” ASC Topic 825 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet for which it is practicable to estimate that value. The estimated fair value amounts have been determined by the Company using available market information and present value or other valuation techniques. These derived fair values are subjective in nature, involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. ASC Topic 825 excludes certain financial instruments and all nonfinancial instruments from the disclosure requirements. Accordingly, the aggregate fair value amounts presented are not intended to represent the underlying value of the Company.

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

The following table presents the estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2013 and 2012. Information for available for sale investment securities is presented within this footnote in greater detail above.

			Fair Value Measurements Using
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Assets
Cash and cash equivalents	$68,253	$68,253	$68,253	$-	$-
Held to maturity investment securities	765	827	-	827	-
Loans, net	979,306	977,846	-	-	977,846
Accrued interest receivable	5,901	5,901	-	5,901	-
Federal Home Loan Bank and Federal Reserve Bank Stock	9,516	N/A	-	-	-

Liabilities
Deposits	1,410,215	1,412,572	938,700	-	473,872
Federal funds purchased and other short-term borrowings	29,123	29,123	-	29,123	-
Securities sold under agreements to repurchase and other long-term borrowings	127,880	139,375	-	139,375	-
Subordinated notes payable to unconsolidated trusts	48,970	26,070	-	-	26,070
Accrued interest payable	1,137	1,137	-	1,137	-

December 31, 2012
Assets
Cash and cash equivalents	$95,855	$95,855	$95,855	$-	$-
Held to maturity investment securities	820	956	-	956	-
Loans, net	980,550	979,301	-	-	979,301
Accrued interest receivable	6,074	6,074	-	6,074	-
Federal Home Loan Bank and Federal Reserve Bank Stock	9,516	N/A	-	-	-

Liabilities
Deposits	1,410,810	1,414,395	870,145	-	544,250
Federal funds purchased and other short-term borrowings	24,083	24,083	-	24,083	-
Securities sold under agreements to repurchase and other long-term borrowings	129,297	148,680	-	148,680	-
Subordinated notes payable to unconsolidated trusts	48,970	21,015	-	-	21,015
Accrued interest payable	1,370	1,370	-	1,370	-

19. Parent Company Financial Statements

Condensed Balance Sheets

December 31, (In thousands)	2013	2012
Assets
Cash and cash equivalents	$36,471	$24,776
Investment in subsidiaries	185,668	196,406
Other assets	851	862
Total assets	$222,990	$222,044
Liabilities
Dividends payable	$188	$188
Subordinated notes payable to unconsolidated trusts	48,970	48,970
Other liabilities	3,777	4,865
Total liabilities	52,935	54,023
Shareholders’ Equity
Preferred stock	29,988	29,537
Common stock	935	934
Capital surplus	51,102	50,934
Retained earnings	91,242	79,747
Accumulated other comprehensive (loss) income	(3,212)	6,869
Total shareholders’ equity	170,055	168,021
Total liabilities and shareholders’ equity	$222,990	$222,044

Condensed Statements of Income and Comprehensive Income

Years Ended December 31, (In thousands)	2013	2012	2011
Income
Dividends from subsidiaries	$14,566	$12,012	$4,511
Interest	29	19	16
Other noninterest income	3,740	3,476	3,369
Total income	18,335	15,507	7,896
Expense
Interest expense - subordinated notes payable to unconsolidated trusts	864	1,879	2,026
Interest expense on other borrowed funds	-	-	2
Noninterest expense	3,980	3,875	3,484
Total expense	4,844	5,754	5,512
Income before income tax benefit and equity in undistributed income of subsidiaries	13,491	9,753	2,384
Income tax benefit	(428)	(759)	(854)
Income before equity in undistributed income of subsidiaries	13,919	10,512	3,238
Equity in undistributed (loss) income of subsidiaries	(473)	1,637	(500)
Net income	13,446	12,149	2,738
Other comprehensive (loss) income	(10,081)	226	5,745
Comprehensive income	$3,365	$12,375	$8,483

Condensed Statements of Cash Flows

Years Ended December 31, (In thousands)	2013	2012	2011
Cash Flows From Operating Activities
Net income	$13,446	$12,149	$2,738
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed loss (income) of subsidiaries	473	(1,637)	500
Noncash employee stock purchase plan expense	4	3	3
Change in other assets and liabilities, net	(799)	(590)	1,253
Deferred income tax (benefit) expense	(62)	(64)	735
Net cash provided by operating activities	13,062	9,861	5,229
Cash Flows From Investing Activities
Return of equity from nonbank subsidiary	-	500	-
Investment in bank subsidiaries	-	(2,500)	(4,000)
Proceeds from liquidation of company-owned life insurance	-	-	2,248
Net cash used in investing activities	-	(2,000)	(1,752)
Cash Flows From Financing Activities
Dividends paid, preferred	(1,500)	(1,500)	(1,500)
Repurchase of common stock warrant	-	(75)	-
Shares issued under employee stock purchase plan	133	128	136
Net cash used in financing activities	(1,367)	(1,447)	(1,364)
Net increase in cash and cash equivalents	11,695	6,414	2,113
Cash and cash equivalents at beginning of year	24,776	18,362	16,249
Cash and cash equivalents at end of year	$36,471	$24,776	$18,362

20. Quarterly Financial Data (Unaudited)

(In thousands, except per share data)
Quarters Ended 2013	March 31	June 30	Sept. 30	Dec. 31
Interest income	$16,742	$16,631	$16,563	$16,797
Interest expense	3,166	3,038	2,953	2,838
Net interest income	13,576	13,593	13,610	13,959
Provision for loan losses	(632)	(362)	(586)	(1,020)
Net interest income after provision for loan losses	14,208	13,955	14,196	14,979
Noninterest income	5,411	5,441	5,678	5,586
Noninterest expense	14,509	14,722	15,984	16,358
Income before income taxes	5,110	4,674	3,890	4,207
Income tax expense	1,318	1,127	855	1,135
Net income	3,792	3,547	3,035	3,072
Less preferred stock dividends and discount accretion	485	487	489	490
Net income available to common shareholders	$3,307	$3,060	$2,546	$2,582
Net income per common share, basic and diluted	$.44	$.41	$.34	$.35
Weighted average common shares outstanding, basic and diluted	7,470	7,473	7,475	7,477

(In thousands, except per share data)
Quarters Ended 2012	March 31	June 30	Sept. 30	Dec. 31
Interest income	$18,410	$18,087	$17,578	$17,147
Interest expense	5,203	4,720	4,511	3,824
Net interest income	13,207	13,367	13,067	13,323
Provision for loan losses	977	1,341	(256)	710
Net interest income after provision for loan losses	12,230	12,026	13,323	12,613
Noninterest income	6,028	6,412	6,166	6,048
Noninterest expense	14,593	14,401	15,347	15,446
Income before income taxes	3,665	4,037	4,142	3,215
Income tax expense	356	890	1,051	613
Net income	3,309	3,147	3,091	2,602
Less preferred stock dividends and discount accretion	478	480	481	483
Net income available to common shareholders	$2,831	$2,667	$2,610	$2,119
Net income per common share, basic and diluted	$.38	$.36	$.35	$.28
Weighted average common shares outstanding, basic and diluted	7,447	7,454	7,461	7,466

21. Intangible Assets

Acquired core deposit and customer relationship intangible assets were as follows as of December 31 for the years indicated.

	2013			2012
Amortized Intangible Assets (In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Core deposit intangibles	$4,524	$3,910	$614	$6,398	$5,444	$954
Other customer relationship intangibles	2,414	2,174	240	3,689	3,249	440
Total	$6,938	$6,084	$854	$10,087	$8,693	$1,394

Aggregate amortization expense of core deposit and customer relationship intangible assets was $540 thousand, $1.0 million, and $1.1 million for 2013, 2012, and 2011, respectively. Core deposit intangibles and customer relationship intangibles in the amount of $1.9 million and $1.3 million, respectively, recorded in connection with a prior business acquisition during 2006 have been removed from the gross carrying amount and accumulated amortization for 2013 due to being fully amortized. Core deposit and customer relationship intangible assets are scheduled to be fully amortized by 2015. Estimated expense over the remaining amortization period is as follows:

(In thousands)	Amount
2014	$405
2015	449

22. Preferred Stock and Warrant

On January 9, 2009, as part of the U.S. Department of Treasury’s (“Treasury”) Capital Purchase Program (“CPP”), the Company issued 30 thousand shares of Series A, no par value cumulative perpetual preferred stock to the Treasury for $30.0 million. The Company also issued a warrant to the Treasury as part of the CPP allowing it to purchase 223,992 shares of the Company’s common stock at an exercise price of $20.09. In June 2012, the Treasury conducted an auction in which it sold all of its investment in the Company’s Series A preferred stock to private investors. The Company received no proceeds as part of the transaction. In July 2012, the Company repurchased the warrant issued to the Treasury at a mutually agreed upon price of $75 thousand. Upon settlement of the warrent repurchase, the Treasury has no remaining equity stake in the Company.

The Company accounted for the allocation of the proceeds received from the issuance of the preferred shares, net of transaction costs, on a pro rata basis between the Series A preferred stock and the warrant based on their relative fair values. The Company used the Black-Scholes model to estimate the fair value of the warrant. The fair value of the Series A preferred stock was estimated using a discounted cash flow methodology with a discount rate of 13%. The Company assigned $2.0 million and $28.0 million to the warrant and the Series A preferred stock, respectively. The resulting discount on the Series A preferred stock is being accreted up to the $30.0 million liquidation amount over the initial five year expected life of the Series A preferred stock. The discount accretion is being recorded as additional preferred stock dividends, resulting in an effective dividend rate of 6.56%.

The Series A preferred shares have a liquidation preference of $1 thousand per share (plus any accrued and unpaid dividends) and pay a cumulative cash dividend quarterly at 5% per annum during the first five years, resetting to 9% thereafter. The Company may not pay dividends on the preferred shares without prior approval from its banking regulators. So long as the preferred shares are outstanding, the Company may not declare or pay a dividend or other distribution on its common stock, and generally may not purchase, redeem or otherwise acquire any shares of its common stock, unless all accrued and unpaid dividends on the preferred shares for all past dividend periods are paid in full. Holders of the preferred shares generally have no voting rights. However, if the Company defers dividend payments on its Series A preferred shares for an aggregate of six quarterly dividend periods, the authorized number of directors of the Company will increase by two and the holders of the Series A preferred shares will have the right to elect directors to fill such director positions at the Company’s next annual meeting of stockholders or special meeting called for that purpose. The Company may redeem the preferred shares for 100% of the liquidation preference amount at any time, in whole or in part, subject to obtaining prior approval of its banking regulators.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On September 14, 2011, the Audit Committee of the Registrant dismissed Crowe Horwath LLP (“Crowe”) and engaged BKD, LLP (“BKD”) as its independent accountants. Crowe’s service terminated at the completion of its audit and issuance of its related report on the Company’s financial statements filed on Form 10-K for the Company’s fiscal year ended December 31, 2011. The change in the Registrant's independent accountants was the result of a competitive bidding process involving several accounting firms.

In connection with the audits of the two fiscal years ended December 31, 2010, and the subsequent interim period through September 14, 2011, there were no disagreements with Crowe on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Crowe would have caused Crowe to make reference to the subject matter of the disagreements in connection with its reports. Crowe’s audit reports on the consolidated financial statements of the Company as of and for the years ended December 31, 2010 and 2009 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

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

General Description of Internal Control over Financial Reporting. Internal control over financial reporting refers to a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of Company assets;
●

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that Company’s receipts and expenditures are being made only in accordance with the authorization of Company’s management and members of the Company’s Board of Directors; and

●

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

Management’s Assessment of the Company’s Internal Control over Financial Reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Company’s management used the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).

As a result of our assessment of the Company’s internal control over financial reporting, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

BKD, LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. The audit report on the effectiveness of the Company’s internal control over financial reporting is included in this Annual Report on page 77.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officer[1]	Age	Positions and Offices With the Registrant	Years of Service With the Registrant

Lloyd C. Hillard, Jr.	67	President and Chief Executive Officer, Director[2]	21[3]

[1]	R. Terry Bennett, Chairman of the Company’s board of directors, is considered an executive officer in name only for purposes of Regulation O.

[2]

Also a director of Farmers Bank, United Bank, First Citizens, Citizens Northern, FCB Services, Farmers Insurance (Chairman), FFKT Insurance, EGT Properties, EKT Properties, and an administrative trustee of Farmers Capital Bank Trust I, Farmers Capital Bank Trust II, and Farmers Capital Bank Trust III.

[3]	Includes years of service with the Company and its subsidiaries.

The Company has adopted a Code of Ethics that applies to the Company’s directors, officers, and employees, including the Company’s chief executive officer and chief financial officer. The Company makes available its Code of Ethics on its Internet website at www.farmerscapital.com.

Additional information required by Item 10 is hereby incorporated by reference from the Company's definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 13, 2014, which will be filed with the Commission on or about April 1, 2014, pursuant to Regulation 14A.

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions, and Director Independence

Item 14. Principal Accounting Fees and Services

The information required by Items 11 through 14 is hereby incorporated by reference from the Company's definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 13, 2014, which will be filed with the Commission on or about April 1, 2014, pursuant to Regulation 14A.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1.	Financial Statements

The following consolidated financial statements and report of independent registered public accounting firm of the Company is included in Part II, Item 8 on pages 76 through 129:

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

10.4

Amendment No. 1 to Employment agreement dated December 10, 2012 between Farmers Capital Bank Corporation and Lloyd C. Hillard, Jr. (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 30, 2013).

10.5	Employment agreement dated December 17, 2013 between Farmers Capital Bank Corporation and Rickey D. Harp (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 30, 2013).

16**	Letter re Change in Certifying Accountant

21**	Subsidiaries of the Registrant

23.1**	Consent of Independent Registered Public Accounting Firm (BKD, LLP)

23.2**	Consent of Independent Registered Public Accounting Firm (Crowe Horwath LLP)

31.1**	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	CEO and CFO Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

*	Exhibit not included pursuant to Item 601(b)(4)(iii) and (v) of Regulation S-K. The Company will provide a copy of such exhibit to the Securities and Exchange Commission upon request.

**	Filed with this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARMERS CAPITAL BANK CORPORATION

By:	/s/ Lloyd C. Hillard, Jr.
Lloyd C. Hillard, Jr.
President and Chief Executive Officer

Date:	March 6, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Lloyd C. Hillard, Jr.	President, Chief Executive Officer	March 6, 2014
Lloyd C. Hillard, Jr.	and Director (principal executive
officer of the Registrant)

/s/ R. Terry Bennett	Chairman	February 24, 2014
R. Terry Bennett

/s/ J. Barry Banker	Vice Chairman	February 26, 2014
J. Barry Banker

/s/ Michael J. Crawford	Director	February 25, 2014
Michael J. Crawford

/s/ John R. Farris	Director	February 25, 2014
John R. Farris

/s/ William C. Nash	Director	February 23, 2014
Dr. William C. Nash

/s/ David R. O’Bryan	Director	February 27, 2014
David R. O’Bryan

/s/ Fred N. Parker	Director	February 26, 2014
Fred N. Parker

/s/ David Y. Phelps	Director	February 28, 2014
David Y. Phelps

/s/ Marvin E. Strong, Jr.	Director	February 27, 2014
Marvin E. Strong, Jr.

/s/ Fred Sutterlin	Director	February 27, 2014
Fred Sutterlin

/s/ Shelley S. Sweeney	Director	February 22, 2014
Shelley S. Sweeney

/s/ Doug Carpenter	Executive Vice President, Secretary,	March 6, 2014
C. Douglas Carpenter	and Chief Financial Officer (principal financial and accounting officer)

INDEX OF EXHIBITS

Exhibit		Page

16	Letter re Change in Certifying Accountant	137

21	Subsidiaries of the Registrant	138

23.1	Consent of Independent Registered Public Accounting Firm	139

23.2	Consent of Independent Registered Public Accounting Firm	140

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	141

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	142

32	CEO and CFO Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	143