Form 10-Q
period 2014-03-31
FARMERS CAPITAL BANK CORP
filed 2014-05-08
CIK 713095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 OR 15(d) of

The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

Farmers Capital Bank Corporation
(Exact name of registrant as specified in its charter)

Kentucky	000-14412	61-1017851
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

P.O. Box 309
202 West Main St.
Frankfort, KY	40601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code – (502) 227-1668

Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

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

7,482,043 shares outstanding at May 8, 2014

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
Unaudited Condensed Consolidated Balance Sheets	3
Unaudited Condensed Consolidated Statements of Income	4
Unaudited Condensed Consolidated Statements of Comprehensive Income	5
Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity	6
Unaudited Condensed Consolidated Statements of Cash Flows	7
Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3. Quantitative and Qualitative Disclosures About Market Risk	45

Item 4. Controls and Procedures	46

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	46

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 6. Exhibits	46

SIGNATURES	49

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in thousands, except share data)	2014	2013
Assets
Cash and cash equivalents:
Cash and due from banks	$26,028	$22,925
Interest bearing deposits in other banks	61,300	41,749
Federal funds sold and securities purchased under agreements to resell	7,635	3,579
Total cash and cash equivalents	94,963	68,253
Investment securities:
Available for sale, amortized cost of $607,667 (2014) and $618,395 (2013)	607,764	612,820
Held to maturity, fair value of $3,929 (2014) and $827 (2013)	3,827	765
Total investment securities	611,591	613,585
Loans, net of unearned income	983,919	999,883
Allowance for loan losses	(18,690)	(20,577)
Loans, net	965,229	979,306
Premises and equipment, net	36,068	36,273
Company-owned life insurance	29,131	28,899
Intangible assets, net	753	854
Other real estate owned	35,444	37,826
Other assets	41,100	44,559
Total assets	$1,814,279	$1,809,555
Liabilities
Deposits:
Noninterest bearing	$269,911	$277,294
Interest bearing	1,139,321	1,132,921
Total deposits	1,409,232	1,410,215
Federal funds purchased and other short-term borrowings	27,393	29,123
Securities sold under agreements to repurchase and other long-term borrowings	127,843	127,880
Subordinated notes payable to unconsolidated trusts	48,970	48,970
Dividends payable	338	188
Other liabilities	23,838	23,124
Total liabilities	1,637,614	1,639,500
Shareholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized; 30,000 Series A shares issued and outstanding at March 31, 2014 and December 31, 2013; Liquidation preference of $30,000	30,000	29,988
Common stock, par value $.125 per share, 14,608,000 shares authorized; 7,481,171 and 7,478,706 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	935	935
Capital surplus	51,158	51,102
Retained earnings	94,075	91,242
Accumulated other comprehensive income (loss)	497	(3,212)
Total shareholders’ equity	176,665	170,055
Total liabilities and shareholders’ equity	$1,814,279	$1,809,555

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended March 31,
(In thousands, except per share data)	2014	2013
Interest Income
Interest and fees on loans	$12,642	$13,531
Interest on investment securities:
Taxable	3,080	2,562
Nontaxable	624	614
Interest on deposits in other banks	27	34
Interest on federal funds sold and securities purchased under agreements to resell	1	1
Total interest income	16,374	16,742
Interest Expense
Interest on deposits	1,203	1,663
Interest on federal funds purchased and other short-term borrowings	19	19
Interest on securities sold under agreements to repurchase and other long-term borrowings	1,264	1,267
Interest on subordinated notes payable to unconsolidated trusts	209	217
Total interest expense	2,695	3,166
Net interest income	13,679	13,576
Provision for loan losses	132	(632)
Net interest income after provision for loan losses	13,547	14,208
Noninterest Income
Service charges and fees on deposits	1,916	1,960
Allotment processing fees	1,245	1,266
Other service charges, commissions, and fees	1,235	1,192
Trust income	545	484
Investment securities gains, net	9	-
Gains on sale of mortgage loans, net	97	339
Income from company-owned life insurance	246	240
Other	80	(70)
Total noninterest income	5,373	5,411
Noninterest Expense
Salaries and employee benefits	7,351	7,324
Occupancy expenses, net	1,282	1,166
Equipment expenses	594	562
Data processing and communication expenses	1,005	1,098
Bank franchise tax	612	590
Amortization of intangibles	101	135
Deposit insurance expense	440	642
Other real estate expenses, net	1,064	892
Other	1,981	2,100
Total noninterest expense	14,430	14,509
Income before income taxes	4,490	5,110
Income tax expense	1,120	1,318
Net income	3,370	3,792
Less preferred stock dividends and discount accretion	537	485
Net income available to common shareholders	$2,833	$3,307
Per Common Share
Net income – basic and diluted	$.38	$.44
Cash dividends declared	N/A	N/A
Weighted Average Common Shares Outstanding
Basic and diluted	7,479	7,470

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
(In thousands)	2014	2013
Net Income	$3,370	$3,792
Other comprehensive income (loss):
Unrealized holding gain (loss) on available for sale securities arising during the period on securities held at end of period, net of tax of $1,957 and $(503), respectively	3,635	(931)

Reclassification adjustment for prior period unrealized loss previously reported in other comprehensive income recognized during current period, net of tax of $(27) and $-, respectively	51	-

Change in unfunded portion of postretirement benefit obligation, net of tax of $12 and $23, respectively	23	44
Other comprehensive income (loss)	3,709	(887)
Comprehensive income	$7,079	$2,905

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except per share data)						Accumulated
						Other	Total
Three months ended	Preferred	Common Stock		Capital	Retained	Comprehensive	Shareholders’
March 31, 2014 and 2013	Stock	Shares	Amount	Surplus	Earnings	(Loss) Income	Equity
Balance at January 1, 2014	$29,988	7,479	$935	$51,102	$91,242	$(3,212)	$170,055
Net income	-	-	-	-	3,370	-	3,370
Other comprehensive income	-	-	-	-	-	3,709	3,709
Cash dividends declared – preferred, $17.50 per share	-	-	-	-	(525)	-	(525)
Preferred stock discount accretion	12	-	-	-	(12)	-	-
Shares issued under director compensation plan	-	1	-	18	-	-	18
Shares issued pursuant to employee stock purchase plan	-	1	-	29	-	-	29
Expense related to employee stock purchase plan	-	-	-	9	-	-	9
Balance at March 31, 2014	$30,000	7,481	$935	$51,158	$94,075	$497	$176,665

Balance at January 1, 2013	$29,537	7,470	$934	$50,934	$79,747	$6,869	$168,021
Net income	-	-	-	-	3,792	-	3,792
Other comprehensive loss	-	-	-	-	-	(887)	(887)
Cash dividends declared – preferred, $12.50 per share	-	-	-	-	(375)	-	(375)
Preferred stock discount accretion	110	-	-	-	(110)	-	-
Shares issued pursuant to employee stock purchase plan	-	3	-	31	-	-	31
Expense related to employee stock purchase plan	-	-	-	9	-	-	9
Balance at March 31, 2013	$29,647	7,473	$934	$50,974	$83,054	$5,982	$170,591

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Cash Flows

Three months ended March 31, (In thousands)	2014	2013
Cash Flows from Operating Activities
Net income	$3,370	$3,792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,022	983
Net premium amortization of investment securities:
Available for sale	928	1,431
Held to maturity	3	-
Provision for loan losses	132	(632)
Deferred income tax expense	1	1,242
Noncash employee stock purchase plan expense	9	9
Noncash director fee compensation	18	-
Mortgage loans originated for sale	(7,049)	(18,032)
Proceeds from sale of mortgage loans	10,293	16,608
Gain on sale of mortgage loans, net	(97)	(339)
Gain on disposal and write downs of premises and equipment, net	(5)	-
Net loss on sale and write downs of other real estate	816	764
Net gain on sale of available for sale investment securities	(9)	-
Increase in cash surrender value of company-owned life insurance	(232)	(222)
Decrease in accrued interest receivable	38	117
Decrease in other assets	1,225	542
Decrease in accrued interest payable	(96)	(10)
Increase (decrease) in other liabilities	846	(632)
Net cash provided by operating activities	11,213	5,621
Cash Flows from Investing Activities
Proceeds from maturities and calls of available for sale investment securities	24,456	34,007
Proceeds from sale of available for sale investment securities	9,406	787
Purchase of investment securities:
Available for sale	(24,054)	(31,994)
Held to maturity	(3,065)	-
Proceeds from sale of restricted stock investments, net	148	-
Principal collected (disbursed) on loans originated for investment, net	11,623	(11,690)
Purchase of premises and equipment	(667)	(1,013)
Proceeds from sale of other real estate	741	2,914
Proceeds from disposals of premises and equipment	5	-
Net cash provided by (used in) investing activities	18,593	(6,989)
Cash Flows from Financing Activities
Net decrease in deposits	(983)	(16,001)
Net (decrease) increase in federal funds purchased and other short-term borrowings	(1,730)	1,622
Proceeds from securities sold under agreements to repurchase and other long-term borrowings	3	-
Repayments of securities sold under agreements to repurchase and other long-term borrowings	(40)	(2,038)
Dividends paid, preferred	(375)	(375)
Shares issued under employee stock purchase plan	29	31
Net cash used in financing activities	(3,096)	(16,761)
Net increase (decrease) in cash and cash equivalents	26,710	(18,129)
Cash and cash equivalents at beginning of year	68,253	95,855
Cash and cash equivalents at end of period	$94,963	$77,726
Supplemental Disclosures
Cash paid during the period for interest	$2,791	$3,176
Transfers from loans to other real estate	335	1,374
Sale and financing of other real estate	1,160	1,153
Cash dividends payable, preferred	338	188

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

The consolidated balance sheet as of December 31, 2013 has been derived from the audited financial statements of the Company as of that date. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2013 included in the Company’s annual report on Form 10-K. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and the footnotes required by U.S. GAAP for complete statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such condensed financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany transactions and balances are eliminated in consolidation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

2. Reclassifications

Certain reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation. These reclassifications do not affect net income or total shareholders’ equity as previously reported.

3. Accumulated Other Comprehensive Income

The following table presents changes in accumulated other comprehensive income by component, net of tax, for the periods indicated.

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
(In thousands)	Unrealized Gains and Losses on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total	Unrealized Gains and Losses on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total
Beginning balances	$(3,623)	$411	$(3,212)	$9,411	$(2,542)	$6,869
Other comprehensive income (loss) before reclassifications	3,635	35	3,670	(931)	-	(931)
Amounts reclassified from accumulated other comprehensive income	51	(12)	39	-	44	44
Net current-period other comprehensive income (loss)	3,686	23	3,709	(931)	44	(887)
Ending balance	$63	$434	$497	$8,480	$(2,498)	$5,982

The following table presents amounts reclassified out of accumulated other comprehensive income by component for the periods indicated. Line items in the statement of income affected by the reclassification are also presented.

	Amount Reclassified from Accumulated Other Comprehensive Income
(In thousands)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available for sale investment securities	$(78)	$-	Investment securities gains, net
	27	-	Income tax expense
	$(51)	$-	Net of tax

Amortization related to postretirement benefits
Prior service costs	$(52)	$(64)	Salaries and employee benefits
Actuarial gains (losses)	17	(3)	Salaries and employee benefits
	(35)	$(67)	Total before tax
	12	23	Income tax benefit
	$(23)	$(44)	Net of tax

Total reclassifications for the period	$(74)	$(44)	Net of tax

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

The Company’s risk-rated methodology includes segregating non-impaired watch list and past due loans from the general portfolio and allocating a loss percentage to these loans depending on their status. For example, watch list loans, which may be identified by the internal loan review risk-rating process or by regulatory examiner classification, are assigned a certain loss percentage while loans past due 30 days or more are assigned a different loss percentage. Each of these percentages considers past experience as well as current factors. The remainder of the general loan portfolio is segregated into portfolio segments having similar risk characteristics identified as follows: real estate loans, commercial loans, and consumer loans. Each of these portfolio segments is assigned a loss percentage based on their respective sixteen quarter rolling historical loss rates, adjusted for qualitative risk factors.

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

Diluted net income per common share is determined by dividing net income available to common shareholders by the total weighted average number of common shares issued and outstanding plus amounts representing the dilutive effect of stock options outstanding. The effects of stock options outstanding are excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive. Dilutive potential common shares are calculated using the treasury stock method.

Net income per common share computations were as follows for the periods indicated.

	Three Months Ended March 31,
(In thousands, except per share data)	2014	2013

Net income, basic and diluted	$3,370	$3,792
Less preferred stock dividends and discount accretion	537	485
Net income available to common shareholders, basic and diluted	$2,833	$3,307

Average common shares issued and outstanding, basic and diluted	7,479	7,470

Net income per common share, basic and diluted	$.38	$.44

Stock options for 20,049 and 22,049 shares of common stock were not included in the determination of diluted net income per common share for the three months ended March 31, 2014 and 2013, respectively, because they were antidilutive.

6. Investment Securities

The following tables summarize the amortized costs and estimated fair value of the securities portfolio at March 31, 2014 and December 31, 2013. The summary is divided into available for sale and held to maturity investment securities.

March 31, 2014 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$93,723	$162	$2,301	$91,584
Obligations of states and political subdivisions	127,048	2,485	1,291	128,242
Mortgage-backed securities – residential	376,779	5,709	4,006	378,482
Mortgage-backed securities – commercial	745	-	48	697
Corporate debt securities	7,120	45	673	6,492
Mutual funds and equity securities	2,252	27	12	2,267
Total securities – available for sale	$607,667	$8,428	$8,331	$607,764
Held To Maturity
Obligations of states and political subdivisions	$3,827	$102	$-	$3,929

December 31, 2013 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$96,750	$155	$3,155	$93,750
Obligations of states and political subdivisions	132,311	2,056	2,397	131,970
Mortgage-backed securities – residential	379,238	5,071	6,232	378,077
Mortgage-backed securities – commercial	748	-	59	689
Corporate debt securities	7,266	40	1,049	6,257
Mutual funds and equity securities	2,082	15	20	2,077
Total securities – available for sale	$618,395	$7,337	$12,912	$612,820
Held To Maturity
Obligations of states and political subdivisions	$765	$62	$-	$827

The amortized cost and estimated fair value of the debt securities portfolio at March 31, 2014, by contractual maturity, are detailed below. The summary is divided into available for sale and held to maturity securities. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mutual funds and equity securities in the available for sale portfolio consist of investments attributed to the Company’s captive insurance subsidiary. These securities have no stated maturity and are not included in the maturity schedule that follows.

Mortgage-backed securities are stated separately due to the nature of payment and prepayment characteristics of these securities, as principal is not due at a single date.

	Available For Sale		Held To Maturity
	Amortized	Estimated	Amortized	Estimated
March 31, 2014 (In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$3,656	$3,666	$-	$-
Due after one year through five years	116,771	116,898	-	-
Due after five years through ten years	89,372	88,384	765	850
Due after ten years	18,092	17,370	3,062	3,079
Mortgage-backed securities	377,524	379,179	-	-
Total	$605,415	$605,497	$3,827	$3,929

Gross realized gains and losses on the sale of available for sale investment securities were as follows:

	Three Months Ended
	March 31,
(In thousands)	2014	2013

Gross realized gains	$159	$-
Gross realized losses	150	-
Net realized gains	$9	$-

Investment securities with unrealized losses at March 31, 2014 and December 31, 2013 not recognized in income are presented in the tables below. The tables segregate investment securities that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or more. The tables also include the fair value of the related securities.

	Less than 12 Months		12 Months or More		Total
March 31, 2014 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$61,969	$1,645	$13,896	$656	$75,865	$2,301
Obligations of states and political subdivisions	38,839	825	14,121	466	52,960	1,291
Mortgage-backed securities – residential	147,828	3,027	15,985	979	163,813	4,006
Mortgage-backed securities – commercial	697	48	-	-	697	48
Corporate debt securities	335	3	5,200	670	5,535	673
Mutual funds and equity securities	621	9	22	3	643	12
Total	$250,289	$5,557	$49,224	$2,774	$299,513	$8,331

	Less than 12 Months		12 Months or More		Total
December 31, 2013 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$65,094	$2,434	$11,830	$721	$76,924	$3,155
Obligations of states and political subdivisions	48,715	1,594	15,095	803	63,810	2,397
Mortgage-backed securities – residential	219,032	5,199	16,306	1,033	235,338	6,232
Mortgage-backed securities – commercial	689	59	-	-	689	59
Corporate debt securities	80	-	4,816	1,049	4,896	1,049
Mutual funds and equity securities	716	17	22	3	738	20
Total	$334,326	$9,303	$48,069	$3,609	$382,395	$12,912

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

At March 31, 2014, the Company’s investment securities portfolio had gross unrealized losses of $8.3 million, a decrease of $4.6 million or 35.5% compared with $12.9 million at year-end 2013. Gross unrealized losses include $2.8 million which have been in a continuous loss position of 12 months or more.

Corporate debt securities in the Company’s investment securities portfolio at March 31, 2014 include single-issuer trust preferred capital securities with an unrealized loss of $670 thousand and a carrying value of $5.2 million. These securities were issued by a national and global financial services firm and purchased by the Company during 2007. The securities are currently performing and continue to be rated as investment grade by major rating agencies. The issuer of the securities announced in the first quarter of 2014 an increase in per share common dividend payments and authorization of a common equity repurchase plan. The Company does not intend to sell these securities nor does the Company believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company believes these securities are not impaired due to reasons of credit quality or other factors, but rather the unrealized loss is primarily attributed to continuing uncertainties in both international and domestic economies and market volatility. The Company believes that it will collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will continue to recover as they approach their maturity dates.

The Company attributes the unrealized losses in other sectors of its investment securities portfolio to changes in market interest rates and volatility. Investment securities with unrealized losses at March 31, 2014 are performing according to their contractual terms, and the Company does not expect to incur a loss on these securities unless they are sold prior to maturity. The Company does not have the intent to sell these securities nor does it believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company does not consider any of the securities to be impaired due to reasons of credit quality or other factors.

7. Loans and Allowance for Loan Losses

Major classifications of loans outstanding are summarized as follows:

(In thousands)	March 31, 2014	December 31, 2013

Real Estate:
Real estate mortgage - construction and land development	$98,220	$101,352
Real estate mortgage - residential	366,622	371,582
Real estate mortgage - farmland and other commercial enterprises	414,430	418,147
Commercial:
Commercial and industrial	47,899	47,426
States and political subdivisions	20,857	21,561
Lease financing	578	902
Other	21,266	23,840
Consumer:
Secured	8,019	8,579
Unsecured	6,036	6,513
Total loans	983,927	999,902
Less unearned income	8	19
Total loans, net of unearned income	$983,919	$999,883

Activity in the allowance for loan losses by portfolio segment was as follows for the periods indicated.

Three months ended March 31, 2014 (In thousands)	Real Estate	Commercial	Consumer	Total

Balance, beginning of period	$18,716	$1,409	$452	$20,577
Provision for loan losses	(756)	925	(37)	132
Recoveries	168	27	35	230
Loans charged off	(1,014)	(1,160)	(75)	(2,249)
Balance, end of period	$17,114	$1,201	$375	$18,690

Three months ended March 31, 2013 (In thousands)	Real Estate	Commercial	Consumer	Total

Balance, beginning of period	$22,254	$1,513	$678	$24,445
Provision for loan losses	(652)	(7)	27	(632)
Recoveries	136	83	36	255
Loans charged off	(336)	(31)	(138)	(505)
Balance, end of period	$21,402	$1,558	$603	$23,563

The following tables present individually impaired loans by class of loans for the dates indicated.

March 31, 2014 (In thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Allowance for Loan Losses Allocated
Real Estate
Real estate mortgage - construction and land development	$16,753	$9,354	$4,612	$13,966	$929
Real estate mortgage - residential	11,590	3,729	7,747	11,476	1,456
Real estate mortgage - farmland and other commercial enterprises	33,534	13,587	19,096	32,683	1,362
Commercial
Commercial and industrial	246	24	224	248	200
Consumer
Secured	18	-	18	18	15
Unsecured	69	-	69	69	69
Total	$62,210	$26,694	$31,766	$58,460	$4,031

December 31, 2013 (In thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Allowance for Loan Losses Allocated
Real Estate
Real estate mortgage- construction and land development	$17,234	$9,742	$4,699	$14,441	$930
Real estate mortgage - residential	11,595	2,871	8,612	11,483	1,443
Real estate mortgage - farmland and other commercial enterprises	32,102	12,262	19,746	32,008	1,443
Commercial
Commercial and industrial	311	24	293	317	200
Consumer
Secured	18	-	18	18	15
Unsecured	71	-	72	72	71
Total	$61,331	$24,899	$33,440	$58,339	$4,102

Three Months Ended March 31, 2014 (In thousands)	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate mortgage - construction and land development	$15,623	$113	$111
Real estate mortgage - residential	11,713	115	109
Real estate mortgage - farmland and other commercial enterprises	34,193	386	376
Commercial
Commercial and industrial	249	1	-
Consumer
Secured	18	-	-
Unsecured	70	4	3
Total	$61,866	$619	$599

Three Months Ended March 31, 2013 (In thousands)	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate mortgage - construction and land development	$25,945	$353	$342
Real estate mortgage - residential	8,288	85	80
Real estate mortgage - farmland and other commercial enterprises	31,191	248	242
Commercial
Commercial and industrial	704	4	4
Consumer
Secured	21	-	-
Unsecured	213	3	2
Total	$66,362	$693	$670

The following tables present the balance of the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of March 31, 2014 and December 31, 2013.

March 31, 2014 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3,747	$200	$84	$4,031
Collectively evaluated for impairment	13,367	1,001	291	14,659
Total ending allowance balance	$17,114	$1,201	$375	$18,690

Loans
Loans individually evaluated for impairment	$58,125	$248	$87	$58,460
Loans collectively evaluated for impairment	821,147	90,344	13,968	925,459
Total ending loan balance, net of unearned income	$879,272	$90,592	$14,055	$983,919

December 31, 2013 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3,816	$200	$86	$4,102
Collectively evaluated for impairment	14,900	1,209	366	16,475
Total ending allowance balance	$18,716	$1,409	$452	$20,577

Loans
Loans individually evaluated for impairment	$57,932	$317	$90	$58,339
Loans collectively evaluated for impairment	833,149	93,393	15,002	941,544
Total ending loan balance, net of unearned income	$891,081	$93,710	$15,092	$999,883

The following tables present the recorded investment in nonperforming loans by class of loans as of March 31, 2014 and December 31, 2013.

March 31, 2014 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate:
Real estate mortgage - construction and land development	$5,498	$4,219	$-
Real estate mortgage - residential	5,156	4,790	-
Real estate mortgage - farmland and other commercial enterprises	13,762	16,885	434
Commercial:
Commercial and industrial	220	-	-
Lease financing	70	-	-
Other	12	-	-
Consumer:
Secured	2	-	-
Unsecured	-	50	-
Total	$24,720	$25,944	$434

December 31, 2013 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate:
Real estate mortgage - construction and land development	$5,821	$4,391	$-
Real estate mortgage - residential	5,154	4,826	10
Real estate mortgage - farmland and other commercial enterprises	12,677	16,987	434
Commercial:
Commercial and industrial	160	-	-
Lease financing	22	-	-
Consumer:
Secured	3	-	-
Unsecured	1	51	-
Total	$23,838	$26,255	$444

The Company has allocated $2.6 million and $2.7 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings and that are in compliance with those terms as of March 31, 2014 and December 31, 2013, respectively. The Company had no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings at March 31, 2014 and December 31, 2013.

During the three months ended March 31, 2014, the Company had no credits that were modified as troubled debt restructurings. During the three months ended March 31, 2013, the Company had two credits that were modified as troubled debt restructurings. Each of these two credits is secured by residential real estate whereby the borrowers’ debt was discharged under Chapter 7 bankruptcy. The borrower in each case did not reaffirm their debt, and the release of personal liability by the court was deemed a concession. However, each borrower continues to make payments under the original terms of the loan agreement.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended March 31, 2013. There were no loans modified as troubled debt restructurings during the three months ended March 31, 2014.

(Dollars in thousands) Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Three Months Ended March 31, 2013
Real Estate:
Real estate mortgage - residential	2	$291	$291
Total	2	$291	$291

The troubled debt restructurings identified in the table above increased the allowance for loan losses by $8 thousand for the three months ended March 31, 2013. There were no charge-offs related to loans restructured in the first three months of 2014 and 2013. There were no payment defaults during the first three months of 2014 or 2013 for credits that were restructured during the previous twelve months.

The tables below present an age analysis of past due loans 30 days or more by class of loans as of the dates indicated. Past due loans that are also classified as nonaccrual are included in their respective past due category.

March 31, 2014 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate:
Real estate mortgage - construction and land development	$-	$588	$588	$97,632	$98,220
Real estate mortgage - residential	1,972	2,390	4,362	362,260	366,622
Real estate mortgage - farmland and other commercial enterprises	690	11,225	11,915	402,515	414,430
Commercial:
Commercial and industrial	54	196	250	47,649	47,899
States and political subdivisions	-	-	-	20,857	20,857
Lease financing, net	8	70	78	492	570
Other	17	-	17	21,249	21,266
Consumer:
Secured	12	2	14	8,005	8,019
Unsecured	52	-	52	5,984	6,036
Total	$2,805	$14,471	$17,276	$966,643	$983,919

December 31, 2013 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate:
Real estate mortgage - construction and land development	$58	$613	$671	$100,681	$101,352
Real estate mortgage - residential	1,225	2,502	3,727	367,855	371,582
Real estate mortgage - farmland and other commercial enterprises	3,548	7,978	11,526	406,621	418,147
Commercial:
Commercial and industrial	71	53	124	47,302	47,426
States and political subdivisions	-	-	-	21,561	21,561
Lease financing, net	-	22	22	861	883
Other	56	-	56	23,784	23,840
Consumer:
Secured	41	3	44	8,535	8,579
Unsecured	58	1	59	6,454	6,513
Total	$5,057	$11,172	$16,229	$983,654	$999,883

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

Real Estate				Commercial
March 31, 2014 (In thousands)	Real Estate Mortgage -Construction and Land Development	Real Estate Mortgage-Residential	Real Estate Mortgage-Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Lease Financing	Other
Credit risk profile by internally assigned rating grades:
Pass	$76,055	$328,058	$349,845	$46,296	$20,857	$500	$21,188
Special Mention	6,874	15,926	26,549	805	-	-	59
Substandard	15,291	22,638	37,550	798	-	70	19
Doubtful	-	-	486	-	-	-	-
Total	$98,220	$366,622	$414,430	$47,899	$20,857	$570	$21,266

Real Estate				Commercial
December 31, 2013 (In thousands)	Real Estate Mortgage -Construction and Land Development	Real Estate Mortgage-Residential	Real Estate Mortgage-Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Lease Financing	Other
Credit risk profile by internally assigned rating grades:
Pass	$77,873	$334,104	$352,238	$45,652	$21,561	$861	$23,820
Special Mention	7,755	15,120	29,156	963	-	-	-
Substandard	15,724	22,358	36,753	735	-	22	20
Doubtful	-	-	-	76	-	-	-
Total	$101,352	$371,582	$418,147	$47,426	$21,561	$883	$23,840

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the consumer loans outstanding based on payment activity as of March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
	Consumer		Consumer
(In thousands)	Secured	Unsecured	Secured	Unsecured
Credit risk profile based on payment activity:
Performing	$8,017	$5,986	$8,576	$6,461
Nonperforming	2	50	3	52
Total	$8,019	$6,036	$8,579	$6,513

8. Other Real Estate Owned

Other real estate owned (“OREO”) was as follows as of the date indicated:

(In thousands)	March 31, 2014	December 31, 2013
Construction and land development	$21,548	$23,504
Residential real estate	2,730	2,695
Farmland and other commercial enterprises	11,166	11,627
Total	$35,444	$37,826

OREO activity for the three months ended March 31, 2014 and 2013 was as follows:

Three months ended March 31, (In thousands)	2014	2013
Beginning balance	$37,826	$52,562
Transfers from loans	335	1,374
Proceeds from sales	(1,901)	(4,067)
Gain on sales, net	90	269
Write downs and other decreases, net	(906)	(1,008)
Ending balance	$35,444	$49,130

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

The following disclosures of the net periodic benefit cost components of Plan 1 and Plan 2 were measured at January 1, 2014 and 2013.

Three months ended March 31, (In thousands)	2014	2013
Service cost	$121	$157
Interest cost	142	138
Recognized prior service cost	52	64
Recognized net actuarial gain	(16)	-
Net periodic benefit cost	$299	$359

The Company expects benefit payments of $340 thousand for 2014, of which $66 thousand have been made during the first three months of 2014.

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

The regulatory ratios of the consolidated Company and its subsidiary banks were as follows for the dates indicated.

	March 31, 2014			December 31, 2013
	Tier 1 Risk-based Capital[1]	Total Risk-based Capital[1]	Tier 1 Leverage[2]	Tier 1 Risk-based Capital[1]	Total Risk-based Capital[1]	Tier 1 Leverage[2]
Consolidated	19.43%	20.68%	12.10%	18.95%	20.21%	11.90%
Farmers Bank	18.08	19.33	9.81	17.56	18.82	9.60
United Bank	15.33	16.60	9.84	15.06	16.33	9.67
First Citizens	13.84	14.53	9.60	12.92	13.67	9.03
Citizens Northern	13.66	14.91	9.56	13.57	14.82	9.67

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

2Tier 1 Leverage ratio is computed by dividing a bank’s Tier 1 Capital by its total quarterly average assets, as defined by regulation.

Summary of Regulatory Agreements

Below is a summary of the regulatory agreements that two of the Company’s subsidiary banks have entered into with their primary banking regulators. The agreement entered into during 2009 between the Parent Company and its primary regulators was terminated in March 2014 as a result of continued satisfactory compliance, most notably from the progress made in lowering nonperforming assets and increasing capital levels. Therefore, the Company is no longer required to receive permission from its banking regulators to make interest payments on its trust preferred securities or to pay dividends on its common and preferred stock. However, the Company has no intention of declaring or paying any dividend on its common stock prior to redeeming all of its outstanding preferred stock. The Company announced during the first quarter of 2014 that it would redeem 10,000 shares, or one-third, of its outstanding preferred stock on May 15, 2014. Further redemptions, which require regulatory approval, will be based on satisfactory financial performance and take into account the Company’s capital position, earnings, asset quality, and other factors. The timing and amount of any further redemption by the Company of its remaining outstanding preferred stock will be disclosed when assured.

United Bank

In November of 2009, the Federal Deposit Insurance Corporation (“FDIC”) and the Kentucky Department of Financial Institutions (“KDFI”) entered into a Cease and Desist Order (“C&D”) with United Bank primarily as a result of its level of nonperforming assets.  The C&D was terminated in December 2011 coincident with the issuance of a Consent Order (“Consent Order”) entered into between the parties. The Consent Order is substantially the same as the C&D, with the primary exception being that United Bank must achieve and maintain a Tier 1 Leverage ratio of 9.0% and a Total Risk-based Capital ratio of 13.0%.

During January 2014, the Company received written notification from the FDIC and KDFI that the formal Consent Order entered into during 2011 with United Bank had been terminated and replaced with a stepped-down enforcement action in the form of an informal Memorandum of Understanding (“Memorandum”). The informal Memorandum includes many of the same provisions covered by the Consent Order.

Other components in the regulatory order include oversight and reporting obligations to its regulators in terms of complying with the Memorandum. It also includes requirements in the level of reporting by management to its board of directors of its financial results, budgeting, and liquidity analysis, as well as restricting the bank from extending additional credit to borrowers with credits classified as substandard, doubtful or special mention in the report of examination. There is also a requirement to obtain written consent prior to declaring or paying a dividend and to develop a written contingency plan if the bank is unable to meet the capital levels established in the Memorandum.

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

Regulators continue to monitor the Company’s progress and compliance with the regulatory agreements through periodic on-site examinations, regular communications, and quarterly data analysis. The Company believes it is adequately addressing all issues of the regulatory agreements to which it is subject. However, only the respective regulatory agencies can determine if compliance with the applicable regulatory agreements has been met. The Company believes that each of its subsidiary banks is in compliance with the requirements identified in their regulatory agreements as of March 31, 2014.

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

Available for sale investment securities are the Company’s only balance sheet item that meets the disclosure requirements for instruments measured at fair value on a recurring basis. Disclosures as of March 31, 2014 and December 31, 2013 are as follows:

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2014
Obligations of U.S. government-sponsored entities	$91,584	$-	$91,584	$-
Obligations of states and political subdivisions	128,242	-	128,242	-
Mortgage-backed securities – residential	378,482	-	378,482	-
Mortgage-backed securities – commercial	697	-	697	-
Corporate debt securities	6,492	-	6,492	-
Mutual funds and equity securities	2,267	2,267	-	-
Total	$607,764	$2,267	$605,497	$-

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2013
Obligations of U.S. government-sponsored entities	$93,750	$-	$93,750	$-
Obligations of states and political subdivisions	131,970	-	131,970	-
Mortgage-backed securities – residential	378,077	-	378,077	-
Mortgage-backed securities – commercial	689	-	689	-
Corporate debt securities	6,257	-	6,257	-
Mutual funds and equity securities	2,077	2,077	-	-
Total	$612,820	$2,077	$610,743	$-

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

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2014
Collateral-dependent Impaired Loans
Real estate mortgage – residential	$733	$-	$-	$733
Real estate mortgage – farmland and other commercial enterprises	1,150	-	-	1,150
Commercial and industrial	2	-	-	2
Total	$1,885	$-	$-	$1,885

OREO
Construction and land development	$1,713	$-	$-	$1,713
Residential real estate	366	-	-	366
Farmland and other commercial enterprises	1,346	-	-	1,346
Total	$3,425	$-	$-	$3,425

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Collateral-dependent Impaired Loans
Real estate mortgage – construction and land development	$334	$-	$-	$334
Real estate mortgage – residential	2,085	-	-	2,085
Real estate mortgage – farmland and other commercial enterprises	3,152	-	-	3,152
Commercial and industrial	88	-	-	88
Total	$5,659	$-	$-	$5,659

OREO
Construction and land development	$14,465	$-	$-	$14,465
Residential real estate	1,116	-	-	1,116
Farmland and other commercial enterprises	9,152	-	-	9,152
Total	$24,733	$-	$-	$24,733

The following table presents impairment charges recorded in earnings on assets measured at fair value on a nonrecurring basis.

(In thousands)
Three months ended March 31,	2014	2013
Impairment charges:
Collateral-dependent impaired loans	$940	$371
OREO	906	1,017
Total	$1,846	$1,388

The following table presents quantitative information about unobservable inputs for assets measured on a nonrecurring basis using Level 3 measurements. As previously discussed, the fair value of real estate securing impaired loans and OREO are based on current third party appraisals. It is often necessary, however, for the Company to discount the appraisal amounts supporting its impaired loans and OREO. These discounts relate primarily to marketing and other holding costs that are not included in certain appraisals or to update values as a result of market declines of similar properties for which newer appraisals are available. Discounts also result from contracts to sell properties entered into during the period. The range of discounts is presented in the table below for 2014.

(In thousands)	Fair Value at March 31, 2014	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Collateral-dependent impaired loans	$1,885	Discounted appraisals	Marketability discount	0% - 7.0%	5.0%
OREO	$3,425	Discounted appraisals	Marketability discount	1.1% - 31.8%	14.6%

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

The following table presents the estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2014 and December 31, 2013. Information for available for sale investment securities is presented within this footnote in greater detail above.

			Fair Value Measurements Using
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2014
Assets
Cash and cash equivalents	$94,963	$94,963	$94,963	$-	$-
Held to maturity investment securities	3,827	3,929	-	3,929	-
Loans, net	965,229	967,622	-	-	967,622
Accrued interest receivable	5,863	5,863	-	5,863	-
Federal Home Loan Bank and Federal Reserve Bank Stock	9,368	N/A	-	-	-

Liabilities
Deposits	1,409,232	1,411,262	956,646	-	454,616
Federal funds purchased and other short-term borrowings	27,393	27,393	-	27,393	-
Securities sold under agreements to repurchase and other long-term borrowings	127,843	139,332	-	139,332	-
Subordinated notes payable to unconsolidated trusts	48,970	24,663	-	-	24,663
Accrued interest payable	1,041	1,041	-	1,041	-

December 31, 2013
Assets
Cash and cash equivalents	$68,253	$68,253	$68,253	$-	$-
Held to maturity investment securities	765	827	-	827	-
Loans, net	979,306	977,846	-	-	977,846
Accrued interest receivable	5,901	5,901	-	5,901	-
Federal Home Loan Bank and Federal Reserve Bank Stock	9,516	N/A	-	-	-

Liabilities
Deposits	1,410,215	1,412,572	938,700	-	473,872
Federal funds purchased and other short-term borrowings	29,123	29,123	-	29,123	-
Securities sold under agreements to repurchase and other long-term borrowings	127,880	139,375	-	139,375	-
Subordinated notes payable to unconsolidated trusts	48,970	26,070	-	-	26,070
Accrued interest payable	1,137	1,137	-	1,137	-

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

RESULTS OF OPERATIONS

First Quarter 2014 Compared to First Quarter 2013

The Company reported net income of $3.4 million for the quarter ended March 31, 2014, a decrease of $422 thousand or 11.1% compared to net income of $3.8 million for the first quarter of 2013. On a per common share basis, net income was $.38 and $.44 for the current and year-ago quarters, respectively. This represents a decrease of $.06 or 13.6%. Selected income statement amounts and related data are summarized in the table below.

(In thousands except per share data)			Increase
Three Months Ended March 31,	2014	2013	(Decrease)
Interest income	$16,374	$16,742	$(368)
Interest expense	2,695	3,166	(471)
Net interest income	13,679	13,576	103
Provision for loan losses	132	(632)	764
Net interest income after provision for loan losses	13,547	14,208	(661)
Noninterest income	5,373	5,411	(38)
Noninterest expenses	14,430	14,509	(79)
Income before income tax expense	4,490	5,110	(620)
Income tax expense	1,120	1,318	(198)
Net income	$3,370	$3,792	$(422)
Less preferred stock dividends and discount accretion	537	485	52
Net income available to common shareholders	$2,833	$3,307	$(474)

Basic and diluted net income per common share	$.38	$.44	$(.06)

Weighted average common shares outstanding – basic and diluted	7,479	7,470	9
Return on average assets	.75%	.86%	(11) bp
Return on average equity	7.77%	9.10%	(133) bp
bp = basis points.

The $422 thousand decrease in net income for the current quarter compared to the first quarter a year earlier was driven mainly by a higher provision for loan losses of $764 thousand or 121%, partially offset by an increase in net interest income of $103 thousand or 0.8% and lower income tax expense of $198 thousand or 15.0%. Further information related to the more significant components making up the increase in net income follows.

Net Interest Income

The overall interest rate environment at March 31, 2014, as measured by the Treasury yield curve, remains at very low levels when compared with historical trends. Since year-end 2013, yields on three and six-month maturities were relatively unchanged, decreasing four and three basis points, respectively. The yield on the three-year notes increased 10 basis points, while longer-term maturities declined 31 and 41 basis points for the ten and thirty-year maturity periods, respectively. At March 31, 2014, the short-term federal funds target interest rate remained between zero and 0.25%, unchanged since December 2008. The Federal Reserve Board has indicated that the low federal funds rate will likely be appropriate for a considerable period of time, particularly in light of current inflation projections and its longer-run goal of supporting maximum employment. At March 31, 2014, the national and Kentucky unemployment rate was 6.7% and 7.9%, respectively.

Net interest income was $13.7 million for the first three months of 2014, an increase of $103 thousand or 0.8% compared to $13.6 million for the first three months of 2013. The improvement in net interest income was driven by lower interest expense of $471 thousand or 14.9%, which offset a decrease in interest income of $368 thousand or 2.2%. Interest expense on deposits and interest income on loans decreased $460 thousand or 27.7% and $889 thousand or 6.6%, respectively; interest on investment securities increased $528 thousand or 16.6%.

The decrease to interest income and interest expense was driven mainly by overall rate declines on loans and time deposits. Rate declines are the result of an overall slow growing economy, related competitive pressures, and the Company’s strategy of being more selective in pricing its loans and deposits in an effort to improve credit quality, net interest income, overall profitability, and capital position.

The Company is generally earning and paying less interest from its earning assets and funding sources as the average rates earned and paid have decreased. This includes repricing of variable and floating rate assets and liabilities that have reset to overall lower amounts since their previous repricing date as well as activity related to new earning assets and funding sources in a low interest rate environment. The Company continues to reprice its higher-rate maturing time deposits downward to lower market rates or allow them to mature without renewal, as liquidity has been adequate.

Average investment securities increased $43.3 million or 7.5% from a year ago mainly due to a decline in loans outstanding. In periods when quality loan demand is low, available funds are invested in lower yielding investment securities or cash equivalents or otherwise used to manage liquidity, such as for deposit outflows or for the repayment of long-term debt.

The net interest margin on a taxable equivalent basis decreased three basis points to 3.41% for the first quarter of 2014 compared to 3.44% for the same quarter of 2013. The decrease in net interest margin reflects a two basis point decrease in the spread between the average rate earned on earning assets and the average rate paid on interest bearing liabilities to 3.25% from 3.27%. The Company expects its net interest margin to remain relatively flat in the near term according to internal modeling using expectations about future market interest rates, the maturity structure of the Company’s earning assets and liabilities, and other factors. Future results could be significantly different than expectations.

The following tables present an analysis of net interest income for the quarterly periods ended March 31.

Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential

Three Months Ended March 31,	2014			2013
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities
Taxable	$507,013	$3,080	2.46%	$477,617	$2,562	2.18%
Nontaxable[1]	115,787	926	3.24	101,867	910	3.62
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell	56,091	28	.20	61,879	35	.23
Loans[1,2,3]	994,050	12,727	5.19	1,005,775	13,641	5.50
Total earning assets	1,672,941	$16,761	4.06%	1,647,138	$17,148	4.22%
Allowance for loan losses	(19,598)			(24,370)
Total earning assets, net of allowance for loan losses	1,653,343			1,622,768
Nonearning Assets
Cash and due from banks	23,297			24,301
Premises and equipment, net	36,172			36,138
Other assets	99,824			110,152
Total assets	$1,812,636			$1,793,359
Interest Bearing Liabilities
Deposits
Interest bearing demand	$322,969	$50	.06%	$299,668	$56	.08%
Savings	349,485	158	.18	323,329	157	.20
Time	462,656	995	.87	529,080	1,450	1.11
Federal funds purchased and other short-term borrowings	33,753	19	.23	25,732	19	.30
Securities sold under agreements to repurchase and other long-term borrowings	176,070	1,473	3.39	176,844	1,484	3.40
Total interest bearing liabilities	1,344,933	$2,695	.81%	1,354,653	$3,166	.95%
Noninterest Bearing Liabilities
Demand deposits	266,939			243,251
Other liabilities	24,878			26,456
Total liabilities	1,636,750			1,624,360
Shareholders’ equity	175,886			168,999
Total liabilities and shareholders’ equity	$1,812,636			$1,793,359
Net interest income		14,066			13,982
TE basis adjustment		(387)			(406)
Net interest income		$13,679			$13,576
Net interest spread			3.25%			3.27%
Impact of noninterest bearing sources of funds			.16			.17
Net interest margin			3.41%			3.44%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

2Loan balances include principal balances on nonaccrual loans.

3Loan fees included in interest income amounted to $239 thousand and $474 thousand in 2014 and 2013, respectively.

Analysis of Changes in Net Interest Income (tax equivalent basis)

(In thousands)	Variance	Variance Attributed to
Three Months Ended March 31,	2014/2013[1]	Volume	Rate

Interest Income
Taxable investment securities	$518	$168	$350
Nontaxable investment securities[2]	16	447	(431)
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell	(7)	(3)	(4)
Loans[2]	(914)	(157)	(757)
Total interest income	(387)	455	(842)
Interest Expense
Interest bearing demand deposits	(6)	27	(33)
Savings deposits	1	58	(57)
Time deposits	(455)	(167)	(288)
Federal funds purchased and other short-term borrowings	-	21	(21)
Securities sold under agreements to repurchase and other long-term borrowings	(11)	(6)	(5)
Total interest expense	(471)	(67)	(404)
Net interest income	$84	$522	$(438)
Percentage change	100.0%	621.4%	(521.4)%

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.

2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Provision for Loan Losses

The provision for loan losses represents charges (or credits) to earnings that are necessary to maintain an allowance for loan losses at an adequate level to cover credit losses specifically identified in the loan portfolio, as well as management’s best estimate of incurred probable loan losses in the remainder of the portfolio at the balance sheet date. The credit quality of the Company’s loan portfolio continues to improve, but remains hampered by the lingering effects of the downturn of the overall economy and financial markets that began in late 2007 which has not fully rebounded. Economic expansion remains slow and labor force participation rates are near 30-year lows.

The provision for loan losses was $132 thousand for the first quarter of 2014, an increase of $764 thousand or 121% compared to a credit of $632 thousand for the first quarter of 2013. The allowance for loan losses as a percentage of outstanding loans (net of unearned income) was 1.90% at March 31, 2014 compared to 2.06% and 2.31% at year-end 2013 and March 31, 2013, respectively. While total nonperforming loans have decreased $3.5 million or 6.4% from a year ago, net charge-offs for the current quarter were $2.0 million, an increase of $1.8 million. On an annualized basis, quarterly net charge-offs were 0.82% of average loans outstanding for the three months ended March 31, 2014 compared to 0.10% for the first quarter of 2013. Nonperforming loans, impaired loans, early stage delinquencies, and watch list loans, however, have all decreased from a year ago. For further information about improvements in the Company’s overall credit quality, please refer to the discussion under the captions “Allowance for Loan Losses” and “Nonperforming Loans” that follows.

Noninterest Income

The components of noninterest income are as follows for the periods indicated:

(Dollars in thousands) Three Months Ended March 31,	2014	2013	Increase (Decrease)%
Service charges and fees on deposits	$1,916	$1,960	$(44)	(2.2)%
Allotment processing fees	1,245	1,266	(21)	(1.7)
Other service charges, commissions, and fees	1,235	1,192	43	3.6
Trust income	545	484	61	12.6
Investment securities gains, net	9	-	9	N/A
Gain on sale of mortgage loans, net	97	339	(242)	(71.4)
Income from company-owned life insurance	246	240	6	2.5
Other	80	(70)	150	214.3
Total noninterest income	$5,373	$5,411	$(38)	(0.7)%

Total noninterest income was relatively unchanged in the comparison at $5.4 million. The decrease in service charges and fees on deposits and allotment processing fees are driven by a decrease in transaction volumes. Other service charges, commissions, and fees increased mainly from higher mortgage loan servicing fees due to an increase in servicing volumes. The increase in trust income is due mainly to higher market values of managed assets, which is a component of the fee structure arrangement. The decrease in net gains on the sale of mortgage loans is attributed primarily to a decline in mortgage loan origination activity in the current quarter. The current quarter also includes a loss of $46 thousand related to a group of seven loans which were written down to reflect the lower of cost or fair value adjustment upon reclassification from held for sale to held for investment. The $150 thousand increase in other noninterest income was driven by a $78 thousand or 57.8% decrease in the loss from the Company’s equity interest in two low income tax credit partnerships.

Noninterest Expense

The components of noninterest expense are as follows for the periods indicated:

(Dollars in thousands) Three Months Ended March 31,	2014	2013	Increase (Decrease)%
Salaries and employee benefits	$7,351	$7,324	$27	0.4%
Occupancy expenses, net	1,282	1,166	116	9.9
Equipment expenses	594	562	32	5.7
Data processing and communication expense	1,005	1,098	(93)	(8.5)
Bank franchise tax	612	590	22	3.7
Amortization of intangibles	101	135	(34)	(25.2)
Deposit insurance expense	440	642	(202)	(31.5)
Other real estate expenses, net	1,064	892	172	19.3
Other	1,981	2,100	(119)	(5.7)
Total noninterest expense	$14,430	$14,509	$(79)	(0.5)%

Total noninterest expenses were relatively unchanged in the comparison at $14.4 million. The more significant components include higher occupancy expenses and other real estate expenses of $116 thousand and $172 thousand, respectively. These amounts were offset by a decrease in data processing and communication expenses of $93 thousand and deposit insurance expense of $202 thousand.

The increase in occupancy expenses were driven by overall higher maintenance and utilities costs. Other real estate expenses are higher due to a $179 thousand or 66.5% reduction in the net gain recorded from the sale of repossessed real estate in the comparison. Data processing and communication expenses decreased across a broad range of components and are primarily driven by lower volume and other cost-reduction strategies. The reduction in deposit insurance expense is due to improved risk ratings used in the determination of the amount payable.

Income Taxes

Income tax expense was $1.1 million for the first quarter of 2014, a decrease of $198 thousand or 15.0% compared to $1.3 million for the first quarter of 2013. The effective tax rates were 24.9% and 25.8% for the current quarter and first quarter of 2013, respectively.

FINANCIAL CONDITION

Total assets were $1.8 billion at March 31, 2014, relatively unchanged from year-end 2013. Cash and cash equivalents increased $26.7 million or 39.1%, partially offset by a decrease in loans (net of unearned income) of $16.0 million or 1.6%, other real estate owned of $2.4 million or 6.3%, and investment securities of $2.0 million or 0.3%.

Cash and cash equivalents remain elevated as a result of the Company’s overall net funding position and a lack of high quality loan demand. Cash levels have also increased since year-end in part for the upcoming redemption of a portion of the Company’s preferred stock in the amount of $10.0 million, plus accrued dividends. Other real estate owned decreased primarily from sales and write-down activity, which offset a relatively small amount of new properties that were repossessed during the quarter. While investment securities had an overall decrease during the quarter, the fair market value adjustment related to the available for sale portfolio increased $5.7 million or 102%. Bond prices rebounded during the quarter as a result of favorable changes in market interest rates, primarily on longer dated maturities.

Total liabilities were $1.6 billion at March 31, 2014, relatively unchanged from year-end 2013. Total noninterest bearing deposits decreased $7.4 million or 2.7%, partially offset by an increase in interest bearing deposits of $6.4 million or 0.6%. Shareholders’ equity increased $6.6 million or 3.9%, driven by net income of $3.4 million and other comprehensive income of $3.7 million. The increase in other comprehensive income is due mainly to an increase in the after-tax value of the available for sale investment securities portfolio.

Temporary Investments

Temporary investments consist of interest bearing deposits in other banks and federal funds sold and securities purchased under agreements to resell. The Company uses these funds in the management of liquidity and interest rate sensitivity or as a short-term holding prior to subsequent movement into other investments with higher yields or for other purposes. At March 31, 2014, temporary investments were $68.9 million, an increase of $23.6 million or 52.1% compared to $45.3 million at year-end 2013.

Investment Securities

The investment securities portfolio is comprised primarily of residential mortgage-backed securities, tax-exempt securities of states and political subdivisions, and debt securities issued by U.S. government-sponsored agencies. Substantially all of the Company’s investment securities are designated as available for sale. Total investment securities had a carrying amount of $612 million at March 31, 2014, a decrease of $2.0 million or 0.3% compared to $614 million at year-end 2013.

The decrease in investment securities was driven by net sales, maturities, and calls totaling $6.7 million, partially offset by an increase in the unrealized gain on available for sale securities in the amount of $5.7 million or 102%. Net premium amortization was $931 thousand for the first three months of 2014 compared to $1.4 million for 2013. The increase in the value of the available for sale securities portfolio is attributed to higher bond prices related to longer-dated maturities. Yields for the five, ten, and 30-year Treasury securities each declined for the first three months of 2014. As market interest rates decrease, the value of fixed rate investments increases.

At March 31, 2014, investment securities include $5.9 million amortized cost amounts of single-issuer trust preferred capital securities of a U.S. based global financial services firm with an estimated fair value of $5.2 million. This represents an increase in estimated fair value of $384 thousand or 8.0% compared to $4.8 million at year-end 2013.

The Company’s investment in the single-issuer trust preferred capital securities continues to perform according to contractual terms and the issuer of these securities is rated as investment grade by major rating agencies. The issuer of the securities announced in the first quarter of 2014 an increase in per share common dividend payments and authorization of a common equity repurchase plan. The Company does not intend to sell these securities nor does the Company believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company believes these securities are not impaired due to reasons of credit quality or other factors, but rather the unrealized loss is primarily attributed to continuing uncertainties in both international and domestic economies and market volatility. The Company believes that it will collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will continue to recover as they approach their maturity dates.

Loans

Loans, net of unearned income, were $984 million at March 31, 2014, a decrease of $16.0 million or 1.6% compared to year-end 2013. High quality loan demand remains weak, and the Company continues a measured and cautious approach to loan originations while working to further reduce its level of nonperforming assets in a slow growth economy.

The composition of the loan portfolio is summarized in the table below.

	March 31, 2014		December 31, 2013
(Dollars in thousands)	Amount	%	Amount	%

Real estate mortgage - construction and land development	$98,220	10.0%	$101,352	10.1%
Real estate mortgage - residential	366,622	37.3	371,582	37.2
Real estate mortgage - farmland and other commercial enterprises	414,430	42.1	418,147	41.8
Commercial, financial, and agriculture	90,022	9.1	92,827	9.3
Installment	14,055	1.4	15,092	1.5
Lease financing	570	.1	883	.1
Total	$983,919	100.0%	$999,883	100.0%

On an average basis, loans represented 59.4% of earning assets for the current three month period, a decrease of 119 basis points compared to 60.6% for the year 2013. The decrease in the level of loans as a percentage of earning assets reflects the overall lack of high quality loan demand for which the Company desires. As loan demand changes, available funds are reallocated between temporary investments or investment securities, which typically involve a decrease in credit risk and result in lower yields.

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

The allowance for loan losses was $18.7 million or 1.90% of outstanding loans (net of unearned income) at March 31, 2014. This compares to $20.6 million or 2.06% of net loans outstanding at year-end 2013. The decrease in the allowance as a percentage of net loans outstanding from the prior year-end is mainly attributed to net charge-offs of $2.0 million, which exceeded the provision for loan losses by $1.9 million. As a percentage of nonperforming loans, the allowance for loan losses was 36.6% at March 31, 2014 compared to 40.7% at year-end 2013. Nonperforming loans include $25.9 million and $26.3 million of accruing restructured loans at March 31, 2014 and year-end 2013, respectively. As a percentage of nonaccrual loans and loans past due 90 days or more, the allowance for loan losses was 74.3% and 84.7% for the current and linked quarters, respectively.

The $2.0 million of net charge-offs in the current year is primarily made up of two events: charge-offs totaling $1.0 million related to a group of fraudulent loans made by a former loan officer and a charge-off of $755 thousand related to one credit secured by commercial real estate. The Company has filed an insurance claim seeking possible recovery of approximately $750 thousand related to the fraudulent loans. The amount of recovery, if any, will be recognized when received.

The overall improvement in the credit quality of the loan portfolio experienced during 2013 remained relatively stable during the first quarter of 2014. Certain credit quality measures are summarized in the table that follows for the periods indicated. While these measures have weakened slightly since year-end, each remains near recent historical lows.

(In thousands)	March 31, 2014	December 31, 2013	March 31, 2013	Previous Three-year High	Previous Three-year Low
Nonperforming loans	$51,098	$50,537	$54,605	$95,981	$47,497
Nonaccrual loans	24,720	23,838	27,994	63,737	21,259
Loans past due 30-89 days and still accruing	2,465	1,460	2,689	11,940	1,460
Loans graded substandard or below	76,852	75,688	87,973	179,137	75,688
Impaired loans	58,460	58,339	63,750	161,750	58,339
Loans, net of unearned income	983,919	999,883	1,017,977	1,132,534	983,919

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

Nonperforming loans were $51.1 million at March 31, 2014, an increase of $561 thousand or 1.1% compared to $50.5 million at year-end 2013. The high level of nonperforming loans reflects ongoing weaknesses of a slow growing economy, which continues to strain many of the Company’s customers. Approximately 51% of the Company’s nonperforming loans consist of accruing restructured loans at March 31, 2014. Nonperforming loans, presented by class, were as follows for the periods indicated.

Nonperforming Loans

(In thousands)	March 31, 2014	December 31, 2013
Nonaccrual Loans
Real Estate:
Real estate mortgage - construction and land development	$5,498	$5,821
Real estate mortgage - residential	5,156	5,154
Real estate mortgage - farmland and other commercial enterprises	13,762	12,677
Commercial:
Commercial and industrial	220	160
Lease financing	70	22
Other	12	-
Consumer:
Secured	2	3
Unsecured	-	1
Total nonaccrual loans	$24,720	$23,838

Restructured Loans
Real Estate:
Real estate mortgage - construction and land development	$4,219	$4,391
Real estate mortgage - residential	4,790	4,826
Real estate mortgage - farmland and other commercial enterprises	16,885	16,987
Consumer:
Unsecured	50	51
Total restructured loans	$25,944	$26,255

Past Due 90 Days or More and Still Accruing
Real Estate:
Real estate mortgage - residential	$-	$10
Real estate mortgage - farmland and other commercial enterprises	434	434
Total past due 90 days or more and still accruing	$434	$444

Total nonperforming loans	$51,098	$50,537

Ratio of total nonperforming loans to total loans (net of unearned income)	5.2%	5.1%

The most significant components of nonperforming loans include nonaccrual and restructured loans. Activity during 2014 related to these two components was as follows:

(In thousands)	Nonaccrual Loans	Restructured Loans
Balance at December 31, 2013	$23,838	$26,255
Loans placed on nonaccrual status	2,749	-
Loans restructured	-	-
Principal paydowns	(1,118)	(311)
Transfers to performing status	(165)	-
Transfers to other real estate owned	(335)	-
Charge-offs	(249)	-
Balance at March 31, 2014	$24,720	$25,944

The Company’s comprehensive risk-grading and loan review program includes a review of loans to assess risk and assign a grade to those loans, a review of delinquencies, and an assessment of loans for needed charge-offs or placement on nonaccrual status. The Company had loans in the amount of $76.8 million and $79.0 million at March 31, 2014 and year-end 2013, respectively, which were performing but considered potential problem loans and are not included in the nonperforming loan totals in the table above. These loans, however, are considered in establishing an appropriate allowance for loan losses. The balance outstanding for potential problem credits is mainly a result of ongoing weaknesses in the overall economy that continue to strain many of the Company’s customers. Potential problem loans include a variety of borrowers and are secured primarily by various types of real estate including commercial, construction properties, and residential real estate developments. At March 31, 2014, the five largest potential problem credits were $16.0 million in the aggregate compared to $16.7 million at year-end 2013.

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

Other Real Estate

Other real estate owned (“OREO”) includes real estate properties acquired by the Company through, or in lieu of, actual foreclosure. At March 31, 2014, OREO was $35.4 million, a decrease of $2.4 million or 6.3% compared to $37.8 million at year-end 2013. OREO has declined to lowest level since the second quarter of 2011, when it stood at $34.7 million. OREO activity for 2014 was as follows:

(In thousands)	Amount
Balance at December 31, 2013	$37,826
Transfers from loans	335
Proceeds from sales	(1,901)
Net gain on sales	90
Write-downs and other decreases, net	(906)
Balance at March 31, 2014	$35,444

The decrease in OREO was driven by a combination of sales and write-down activity. Property sales for the quarter include one larger-balance residential real estate development property sold at its carrying amount of $1.2 million. Write-downs during the quarter include impairment charges totaling $390 thousand related to one residential real estate development project resulting from an annual appraisal, which reduced its carrying value to $1.4 million.

Deposits

A summary of the Company’s deposits are as follows for the periods indicated.

	End of Period			Average
(In thousands)	March 31, 2014	December 31, 2013	Increase (Decrease)	(Three Months) March 31, 2014	(Twelve Months) December 31, 2013	Increase (Decrease)
Noninterest Bearing	$269,911	$277,294	$(7,383)	$266,939	$256,518	$10,421

Interest Bearing
Demand	328,779	320,503	8,276	322,969	306,945	16,024
Savings	357,956	340,903	17,053	349,485	333,457	16,028
Time	452,586	471,515	(18,929)	462,656	505,738	(43,082)
Total interest bearing	1,139,321	1,132,921	6,400	1,135,110	1,146,140	(11,030)

Total Deposits	$1,409,232	$1,410,215	$(983)	$1,402,049	$1,402,658	$(609)

Total end of period deposits were relatively unchanged in the comparison. The decrease in time deposits is a result of the Company’s overall high liquidity position and a strategy to lower overall funding costs, mainly by allowing higher-rate certificates of deposit to roll off or reprice at significantly lower interest rates. Many of those balances have been rolled into either interest bearing or noninterest bearing demand accounts by the customer. As rates have decreased throughout the deposit portfolio, many customers have opted to transfer funds from maturing time deposits or investments from other sources into short-term demand or savings accounts. The Company has not sought out or accepted brokered deposits in the past nor does it have plans to do so in the future.

Borrowed Funds

Total borrowed funds were $204 million at March 31, 2014, relatively unchanged from $206 million at year-end 2013. Short-term borrowings were $27.4 million at quarter-end. This represents a decrease of $1.7 million or 5.9% and makes up significantly all of the change in total borrowed funds. Short-term borrowings primarily represent repurchase agreements entered into with commercial depositors and, to a lesser extent, federal funds purchased through relationships with downstream correspondent banks. Long-term borrowings, which consist of long-term repurchase agreements, subordinated notes payable, and federal home loan borrowings, were virtually unchanged at $177 million.

LIQUIDITY

The primary source of funds for the Parent Company is the receipt of dividends from its subsidiary banks, cash balances maintained, and borrowings from nonaffiliated sources. Payment of dividends by the Company’s subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. In addition, United Bank & Trust Company (“United Bank”) and Citizens Bank of Northern Kentucky, Inc. (“Citizens Northern”) each must obtain regulatory approval to declare or pay dividends to the Parent Company as a result of increased capital required in connection with prior regulatory exams. Capital ratios at each of the Company’s four subsidiary banks exceed regulatory established “well-capitalized” status at March 31, 2014 under the prompt corrective action regulatory framework; however, United Bank and Citizens Northern are required to maintain capital ratios at higher levels as outlined in their regulatory agreements.

The Parent Company’s primary uses of cash include the payment of dividends to its preferred and common shareholders, injecting capital into subsidiaries, paying interest expense on borrowings, and paying for general operating expenses. The regulatory agreement entered into during 2009 between the Company and its primary banking regulators was terminated in March 2014. Therefore, the Company is no longer required to receive permission from its banking regulators to make interest payments on its trust preferred securities or to pay dividends on its common and preferred stock. However, the Company has no intention of declaring or paying any dividend on its common stock prior to redeeming all of its outstanding preferred stock. The Company announced during the first quarter that it would redeem 10,000 shares, or one-third, of its outstanding preferred stock on May 15, 2014 at its liquidation amount of $1 thousand per share, plus accrued dividends. The impact of redeeming the preferred shares on earnings, liquidity, and capital ratios is not significant. Further redemptions, which require regulatory approval, will be based on satisfactory financial performance and take into consideration the Company’s capital position, earnings, asset quality, and other factors. The timing and amount of any further redemption by the Company of its remaining outstanding preferred stock will be disclosed when it is assured.

The Parent Company had cash balances of $36.7 million and $36.5 million at March 31, 2014 and year-end 2013, respectively. Significant cash receipts of the Parent Company for the first quarter of 2014 include a return of capital from a nonbank subsidiary in the amount of $1.0 million and management fees from subsidiaries of $960 thousand. Significant cash payments by the Parent Company for the same period include $586 thousand for salaries, payroll taxes, and employee benefits, $375 thousand for the payment of dividends on its outstanding preferred stock, and $213 thousand for the payment of interest expense on subordinated notes payable.

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

As of March 31, 2014, the Company had $238 million of additional borrowing capacity under various FHLB, federal funds, and other borrowing agreements. However, there is no guarantee that these sources of funds will continue to be available to the Company, or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in the Company’s liquidity from these sources. The Company’s borrowing capacity has increased $10.1 million or 4.4% since year-end 2013 primarily as a result of additional amounts available from the FHLB.

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

Liquid assets consist of cash, cash equivalents, and available for sale investment securities. At March 31, 2014, consolidated liquid assets were $703 million, an increase of $21.7 million or 3.2% from year-end 2013. The increase in liquid assets was driven by higher cash and cash equivalents of $26.7 million or 39.1%. The Company’s liquidity position remains elevated mainly as a result of the Company’s overall net funding position and weak loan demand. The overall funding position of the Company changes as loan demand, deposit levels, and other sources and uses of funds fluctuate. Cash levels have also increased since year-end in part for the upcoming redemption of a portion of the Company’s preferred stock in the amount of $10.0 million, plus accrued dividends.

Net cash provided by operating activities was $11.2 million and $5.6 million for the first quarter of 2014 and 2013, respectively. This represents an increase of $5.6 million or 100% due mainly to a higher net amount of mortgage loans sold. Net cash flow from investing activities was $18.6 million for 2014 compared with a net use of $7.0 million for the prior year. This represents a change of $25.6 million and is due primarily to net loan activity. The Company had net repayment activity of $11.6 million for 2014 as overall paydowns exceeded new loan demand. For 2013, an increase in loan demand resulted in net origination activity of $11.7 million.

Net cash used in financing activities was $3.1 million for the first quarter of 2014, a decrease of $13.7 million or 81.5% compared to $16.8 million for the prior year. The decrease in net cash used in financing activities is primarily attributed to deposit activity. For the first quarter of 2014, deposits decreased $983 thousand compared with deposit outflows of $16.0 million for the first quarter of 2013.

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

CAPITAL RESOURCES

Shareholders’ equity was $177 million at March 31, 2014, an increase of $6.6 million or 3.9% compared to $170 million at year-end 2013. The increase in shareholders’ equity was driven by net income of $3.4 million and other comprehensive income of $3.7 million. The increase in other comprehensive income is due mainly to an increase in the after-tax value of the available for sale investment securities portfolio, which occurred as a result of favorable changes in market interest rates during the quarter, primarily on longer dated maturities.

On January 9, 2009, the Company issued 30 thousand shares of Series A, no par value cumulative perpetual preferred stock. The dividend rate on the preferred shares increased to 9% from 5% on February 15, 2014. The Company announced it will redeem 10 thousand, or one-third, of its outstanding preferred shares on May 15, 2014, which will mitigate the impact of the rate increase on earnings per common share. The amount of dividends payable for a full quarter without the redemption would have resulted in an increase of $300 thousand, equal to $.04 per common share per quarter. After the redemption, the increase in dividends for a full quarter will amount to only $75 thousand or $.01 per common share per quarter. The Company’s goal is to redeem the remaining outstanding preferred shares as soon as its capital position, earnings, asset quality, and other factors indicate it is warranted. Further redemptions, however, will also require the approval of banking regulators. The timing and amount of any further redemption by the Company of its remaining outstanding preferred shares will be disclosed when it is assured.

The agreement entered into during 2009 between the Parent Company and its primarily regulators was terminated during the first quarter 2014 as a result of continued satisfactory compliance, most notably from the progress made in lowering nonperforming assets and increasing capital levels. Therefore, the Company is no longer required to receive permission from its banking regulators to make interest payments on its trust preferred securities or to pay dividends on its common and preferred stock. However, the Company has no intention of declaring or paying any dividend on its common stock prior to redeeming all of its outstanding preferred stock.

The Parent Company is under no directive by its regulators to raise any additional capital, although it periodically evaluates potential capital raising scenarios. However, no determination has been made as to if or when a capital raise will be completed. Net proceeds from a potential sale of securities could be used for any corporate purpose determined by the Company’s board of directors.

At March 31, 2014, the Company’s tangible capital ratio was 9.69%, an increase of 34 basis points compared to 9.35% at year-end 2013. The tangible capital ratio is defined as tangible equity as a percentage of tangible assets and excludes intangible assets. Tangible common equity to tangible assets, which further excludes outstanding preferred stock, was 8.04% and 7.70% at March 31, 2014 and year-end 2013, respectively. This represents an increase of 34 basis points in the comparison.

Consistent with the objective of operating a sound financial organization, the Company’s goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios and the regulatory minimums are as follows as of the dates indicated.

	March 31, 2014			December 31, 2013
	Tier 1 Risk-based Capital[1]	Total Risk-based Capital[1]	Tier 1 Leverage[2]	Tier 1 Risk-based Capital[1]	Total Risk-based Capital[1]	Tier 1 Leverage[2]
Consolidated	19.43%	20.68%	12.10%	18.95%	20.21%	11.90%

Farmers Bank & Capital Trust Company	18.08	19.33	9.81	17.56	18.82	9.60
United Bank[3]	15.33	16.60	9.84	15.06	16.33	9.67
First Citizens Bank	13.84	14.53	9.60	12.92	13.67	9.03
Citizens Northern[3]	13.66	14.91	9.56	13.57	14.82	9.67

Regulatory minimum	4.00	8.00	4.00	4.00	8.00	4.00
Well-capitalized status	6.00	10.00	5.00	6.00	10.00	5.00

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

2Tier 1 Leverage ratio is computed by dividing a bank’s Tier 1 Capital by its total quarterly average assets, as defined by regulation.

3See Note 10 to the Company’s unaudited condensed consolidated financial statements included as part of this Form 10-Q for minimum capital ratios required as part of the banks regulatory agreement.

Regulatory Agreements

United Bank and Citizens Northern are each a party to supervisory agreements with their primary banking regulator. These agreements are summarized in Note 10 to the unaudited condensed consolidated financial statements of this Form 10-Q. These agreements are discussed in significantly greater detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 under the caption “Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The agreement entered into during 2009 between the Parent Company and its primarily regulators was terminated during the first quarter 2014 as a result of continued satisfactory compliance.

There have been no changes to the regulatory agreement at Citizens Northern in 2014. For United Bank, the Consent Order it was under with its regulators was terminated and replaced in the first quarter of 2014 with a stepped-down enforcement action in the form of an informal Memorandum of Understanding. The Company believes it is adequately addressing all issues of the regulatory agreements to which it is subject and is in compliance with those agreements. However, only the respective regulatory agencies can determine if compliance with the applicable regulatory agreements have been met. Regulators continue to monitor the Company’s progress and compliance with the agreements through periodic on-site examinations, regular communications, and quarterly data analysis. The results of these examinations and communications show satisfactory progress toward meeting the requirements included in the regulatory agreements.

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

At March 31, 2014, the model indicated that if rates were to gradually increase by 150 basis points during the remainder of the calendar year, then tax equivalent net interest income and net income would decrease 0.04% and 0.17%, respectively for the year ending December 31, 2014 when compared to the forecasted results for the most likely rate environment. The model indicated that if rates were to gradually decrease by 150 basis points over the same period, then tax equivalent net interest income and net income would decrease 0.69% and 1.73%, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended March 31, 2014 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2014, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. It is the opinion of management, after discussion with legal counsel, that the disposition or ultimate resolution of such claims and legal actions will not have a material effect upon the consolidated financial statements of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

At various times, the Company’s Board of Directors has authorized the purchase of shares of the Company’s outstanding common stock. No stated expiration dates have been established under any of the previous authorizations. There were no Company shares purchased during the quarter ended March 31, 2014. There are 84,971 shares that may still be purchased under the various authorizations.

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

10.4

Amendment No. 1 to Employment agreement dated December 10, 2012 between Farmers Capital Bank Corporation and Lloyd C. Hillard, Jr. (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 30, 2013 (File No. 000-14412)).

10.5

Employment agreement dated December 17, 2013 between Farmers Capital Bank Corporation and Rickey D. Harp (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 30, 2013 (File No. 000-14412)).

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

Date:	May 8, 2014	/s/ Lloyd C. Hillard, Jr.
Lloyd C. Hillard, Jr.
President and CEO
(Principal Executive Officer)

Date:	May 8, 2014	/s/ Doug Carpenter
C. Douglas Carpenter
Executive Vice President, Secretary, and CFO
(Principal Financial and Accounting Officer)