Form 10-Q
period 2014-06-30
FARMERS CAPITAL BANK CORP
filed 2014-08-07
CIK 713095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 OR 15(d) of

The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

7,484,702 shares outstanding at August 6, 2014

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
Unaudited Condensed Consolidated Balance Sheets	3
Unaudited Condensed Consolidated Statements of Income	4
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)	5
Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity	6
Unaudited Condensed Consolidated Statements of Cash Flows	7
Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3. Quantitative and Qualitative Disclosures About Market Risk	53

Item 4. Controls and Procedures	53

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	54

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 6. Exhibits	55

SIGNATURES	57

 PART I – FINANCIAL INFORMATION

 Item 1. Condensed Consolidated Financial Statements

 Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in thousands, except share data)	2014	2013
Assets
Cash and cash equivalents:
Cash and due from banks	$26,874	$22,925
Interest bearing deposits in other banks	39,352	41,749
Federal funds sold and securities purchased under agreements to resell	2,761	3,579
Total cash and cash equivalents	68,987	68,253
Investment securities:
Available for sale, amortized cost of $608,533 (2014) and $618,395 (2013)	616,256	612,820
Held to maturity, fair value of $3,963 (2014) and $827 (2013)	3,814	765
Total investment securities	620,070	613,585
Loans, net of unearned income	970,179	999,883
Allowance for loan losses	(17,123)	(20,577)
Loans, net	953,056	979,306
Premises and equipment, net	35,912	36,273
Company-owned life insurance	29,359	28,899
Intangible assets, net	652	854
Other real estate owned	39,034	37,826
Other assets	38,113	44,559
Total assets	$1,785,183	$1,809,555
Liabilities
Deposits:
Noninterest bearing	$279,765	$277,294
Interest bearing	1,102,908	1,132,921
Total deposits	1,382,673	1,410,215
Federal funds purchased and other short-term borrowings	24,230	29,123
Securities sold under agreements to repurchase and other long-term borrowings	127,797	127,880
Subordinated notes payable to unconsolidated trusts	48,970	48,970
Dividends payable	225	188
Other liabilities	25,319	23,124
Total liabilities	1,609,214	1,639,500
Shareholders’ Equity
Preferred stock, no par value 1,000,000 shares authorized; 20,000 and 30,000 Series A shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively; Liquidation preference of $20,000 at June 30, 2014	20,000	29,988
Common stock, par value $.125 per share 14,608,000 shares authorized; 7,483,967 and 7,478,706 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	935	935
Capital surplus	51,220	51,102
Retained earnings	98,336	91,242
Accumulated other comprehensive income (loss)	5,478	(3,212)
Total shareholders’ equity	175,969	170,055
Total liabilities and shareholders’ equity	$1,785,183	$1,809,555

See accompanying notes to unaudited condensed consolidated financial statements.

 Unaudited Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2014	2013	2014	2013
Interest Income
Interest and fees on loans	$12,676	$13,491	$25,318	$27,022
Interest on investment securities:
Taxable	2,980	2,459	6,060	5,021
Nontaxable	637	642	1,261	1,256
Interest on deposits in other banks	37	38	64	72
Interest on federal funds sold and securities purchased under agreements to resell	1	1	2	2
Total interest income	16,331	16,631	32,705	33,373
Interest Expense
Interest on deposits	1,104	1,524	2,307	3,187
Interest on federal funds purchased and other short-term borrowings	11	20	30	39
Interest on securities sold under agreements to repurchase and other long-term borrowings	1,279	1,278	2,543	2,545
Interest on subordinated notes payable to unconsolidated trusts	210	216	419	433
Total interest expense	2,604	3,038	5,299	6,204
Net interest income	13,727	13,593	27,406	27,169
Provision for loan losses	(1,388)	(362)	(1,256)	(994)
Net interest income after provision for loan losses	15,115	13,955	28,662	28,163
Noninterest Income
Service charges and fees on deposits	1,991	2,018	3,907	3,978
Allotment processing fees	1,274	1,241	2,519	2,507
Other service charges, commissions, and fees	1,399	1,264	2,634	2,456
Trust income	523	470	1,068	954
Investment securities losses, net	(84)	(60)	(75)	(60)
Gains on sale of mortgage loans, net	123	292	220	631
Income from company-owned life insurance	233	232	479	472
Other	532	(16)	612	(86)
Total noninterest income	5,991	5,441	11,364	10,852
Noninterest Expense
Salaries and employee benefits	7,342	7,231	14,693	14,555
Occupancy expenses, net	1,209	1,165	2,491	2,331
Equipment expenses	593	579	1,187	1,141
Data processing and communication expenses	969	945	1,974	2,043
Bank franchise tax	610	610	1,222	1,200
Amortization of intangibles	101	135	202	270
Deposit insurance expense	461	497	901	1,139
Other real estate expenses, net	938	1,485	2,002	2,377
Other	2,100	2,075	4,081	4,175
Total noninterest expense	14,323	14,722	28,753	29,231
Income before income taxes	6,783	4,674	11,273	9,784
Income tax expense	1,959	1,127	3,079	2,445
Net income	4,824	3,547	8,194	7,339
Less preferred stock dividends and discount accretion	563	487	1,100	972
Net income available to common shareholders	$4,261	$3,060	$7,094	$6,367
Per Common Share
Net income - basic and diluted	$.57	$.41	$.95	$.85
Cash dividends declared	N/A	N/A	N/A	N/A
Weighted Average Common Shares Outstanding
Basic and diluted	7,482	7,473	7,481	7,471

See accompanying notes to unaudited condensed consolidated financial statements.

 Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
Net Income	$4,824	$3,547	$8,194	$7,339
Other comprehensive income (loss):
Unrealized holding gain (loss) on available for sale securities arising during the period on securities held at end of period, net of tax of $2,678, $(5,519), $4,618 and $(6,024), respectively	4,973	(10,250)	8,577	(11,188)

Reclassification adjustment for prior period unrealized (gain) loss previously reported in other comprehensive income recognized during current period, net of tax of $8, $22, $(36) and $18, respectively	(15)	(40)	67	(33)

Change in unfunded portion of postretirement benefit obligation, net of tax of $13, $23, $25 and $46, respectively	23	44	46	88
Other comprehensive income (loss)	4,981	(10,246)	8,690	(11,133)
Comprehensive income (loss)	$9,805	$(6,699)	$16,884	$(3,794)

See accompanying notes to unaudited condensed consolidated financial statements.

 Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except per share data)						Accumulated
						Other	Total
Six months ended	Preferred	Common Stock		Capital	Retained	Comprehensive	Shareholders’
June 30, 2014 and 2013	Stock	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
Balance at January 1, 2014	$29,988	7,479	$935	$51,102	$91,242	$(3,212)	$170,055
Net income	-	-	-	-	8,194	-	8,194
Other comprehensive income	-	-	-	-	-	8,690	8,690
Cash dividends declared – preferred, $40.00 per share	-	-	-	-	(1,088)	-	(1,088)
Preferred stock discount accretion	12	-	-	-	(12)	-	-
Redemption of preferred stock	(10,000)	-	-	-	-	-	(10,000)
Shares issued under director compensation plan	-	2	-	36	-	-	36
Shares issued pursuant to employee stock purchase plan	-	3	-	63	-	-	63
Expense related to employee stock purchase plan	-	-	-	19	-	-	19
Balance at June 30, 2014	$20,000	7,484	$935	$51,220	$98,336	$5,478	$175,969

Balance at January 1, 2013	$29,537	7,470	$934	$50,934	$79,747	$6,869	$168,021
Net income	-	-	-	-	7,339	-	7,339
Other comprehensive loss	-	-	-	-	-	(11,133)	(11,133)
Cash dividends declared – preferred, $25.00 per share	-	-	-	-	(750)	-	(750)
Preferred stock discount accretion	222	-	-	-	(222)	-	-
Shares issued pursuant to employee stock purchase plan	-	5	-	69	-	-	69
Expense related to employee stock purchase plan	-	-	-	19	-	-	19
Balance at June 30, 2013	$29,759	7,475	$934	$51,022	$86,114	$(4,264)	$163,565

See accompanying notes to unaudited condensed consolidated financial statements.

 Unaudited Condensed Consolidated Statements of Cash Flows

Six months ended June 30, (In thousands)	2014	2013
Cash Flows from Operating Activities
Net income	$8,194	$7,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,012	1,976
Net premium amortization of investment securities:
Available for sale	1,895	2,818
Held to maturity	16	-
Provision for loan losses	(1,256)	(994)
Deferred income tax expense	2	237
Noncash employee stock purchase plan expense	19	19
Noncash director fee compensation	36	-
Mortgage loans originated for sale	(12,584)	(29,859)
Proceeds from sale of mortgage loans	16,156	29,973
Gain on sale of mortgage loans, net	(220)	(631)
(Gain) loss on disposal and write downs of premises and equipment, net	(5)	31
Net loss on sale and write downs of other real estate	1,508	1,782
Net loss on sale of available for sale investment securities	75	60
Increase in cash surrender value of company-owned life insurance	(460)	(449)
Decrease in accrued interest receivable	231	319
Decrease in other assets	977	383
Decrease in accrued interest payable	(72)	(60)
Increase in other liabilities	2,337	700
Net cash provided by operating activities	18,861	13,644
Cash Flows from Investing Activities
Proceeds from maturities and calls of available for sale investment securities	41,485	71,427
Proceeds from sale of available for sale investment securities	12,104	945
Purchase of investment securities:
Available for sale	(45,697)	(80,910)
Held to maturity	(3,065)	-
Proceeds from sale of restricted stock investments, net	148	-
Principal collected (disbursed) on loans originated for investment, net	18,945	(2,677)
Purchase of premises and equipment	(1,350)	(1,612)
Proceeds from sale of other real estate	2,803	7,255
Proceeds from disposals of premises and equipment	5	4
Net cash provided by (used in) investing activities	25,378	(5,568)
Cash Flows from Financing Activities
Net decrease in deposits	(27,542)	(8,295)
Net (decrease) increase in federal funds purchased and other short-term borrowings	(4,893)	4,727
Proceeds from securities sold under agreements to repurchase and other long-term borrowings	5	-
Repayments of securities sold under agreements to repurchase and other long-term borrowings	(88)	(2,093)
Redemption of preferred stock	(10,000)	-
Dividends paid, preferred	(1,050)	(750)
Shares issued under employee stock purchase plan	63	69
Net cash used in financing activities	(43,505)	(6,342)
Net increase in cash and cash equivalents	734	1,734
Cash and cash equivalents at beginning of year	68,253	95,855
Cash and cash equivalents at end of period	$68,987	$97,589
Supplemental Disclosures
Cash paid during the period for:
Interest	$5,371	$6,264
Income taxes	750	3,000
Transfers from loans to other real estate	6,668	5,279
Sale and financing of other real estate	1,459	2,364
Cash dividends payable, preferred	225	188

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

3. Accumulated Other Comprehensive Income

The following table presents changes in accumulated other comprehensive income by component, net of tax, for the periods indicated.

Three months ended June 30,	2014			2013
(In thousands)	Unrealized Gains and Losses on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total	Unrealized Gains and Losses on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total
Beginning balance	$63	$434	$497	$8,480	$(2,498)	$5,982
Other comprehensive income (loss) before reclassifications	4,973	-	4,973	(10,250)	-	(10,250)
Amounts reclassified from accumulated other comprehensive income	(15)	23	8	(40)	44	4
Net current-period other comprehensive income (loss)	4,958	23	4,981	(10,290)	44	(10,246)
Ending balance	$5,021	$457	$5,478	$(1,810)	$(2,454)	$(4,264)

Six months ended June 30,	2014			2013
(In thousands)	Unrealized Gains and Losses on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total	Unrealized Gains and Losses on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total
Beginning balance	$(3,623)	$411	$(3,212)	$9,411	$(2,542)	$6,869
Other comprehensive income (loss) before reclassifications	8,577	-	8,577	(11,188)	-	(11,188)
Amounts reclassified from accumulated other comprehensive income	67	46	113	(33)	88	55
Net current-period other comprehensive income (loss)	8,644	46	8,690	(11,221)	88	(11,133)
Ending balance	$5,021	$457	$5,478	$(1,810)	$(2,454)	$(4,264)

The following table presents amounts reclassified out of accumulated other comprehensive income by component for the period indicated. Line items in the statement of income affected by the reclassification are also presented.

	Amount Reclassified from Accumulated Other Comprehensive Income				Affected Line Item in the Statement Where Net Income is Presented
	Three months ended June 30,		Six months ended June 30,
(In thousands)	2014	2013	2014	2013
Unrealized gains and losses on available for sale investment securities	$23	$62	$(103)	$51	Investment securities losses, net
	(8)	(22)	36	(18)	Income tax expense
	$15	$40	$(67)	$33	Net of tax

Amortization related to postretirement benefits
Prior service costs	$(52)	$(64)	$(104)	$(128)	Salaries and employee benefits
Actuarial gains (losses)	16	(3)	33	(6)	Salaries and employee benefits
	(36)	(67)	(71)	(134)	Total before tax
	13	23	25	46	Income tax benefit
	$(23)	$(44)	$(46)	$(88)	Net of tax

Total reclassifications for the period	$(8)	$(4)	$(113)	$(55)	Net of tax

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

Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360 - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the requirements for reporting discontinued operations and seeks to enhance the FASB and International Accounting Standards Board’s (“IASB”) convergence project regarding such reporting requirements. A discontinued operation may include a component of an entity, a group of components of an entity, a business or a non-profit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. This ASU, which is intended to reduce the frequency of disposals reported as discontinued operations, requires additional disclosures regarding discontinued operations. Those disclosures include among others, the requirement that an entity present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position.

For the Company, the guidance of ASU 2014-08 is effective prospectively for annual periods beginning on or after December 15, 2014, and interim periods within that year. The Company does not expect there to be a material impact on its consolidated financial position, results of operations, or cash flows upon adoption.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as part of a joint project with the IASB to clarify revenue-recognition principles and develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU No. 2014-09 is expected to remove inconsistencies and weaknesses in revenue requirements and improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The scope of the new ASU includes all contracts with customers to provide goods or services in the ordinary course of business, except the following contracts that are specifically excluded from the scope:

●	Lease contracts within the scope of ASC 840
●	Insurance contracts within the scope of ASC 944
●	Financial instruments and other contractual rights or obligations (e.g., receivables, debt and equity securities, derivatives)
●	Guarantees (other than product or service warranties) within the scope of ASC 460
●	Nonmonetary exchanges between entities in the same line of business to facilitate sales to customers other than the parties to the exchange

The primary principle of ASU 2014-09 is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the guidance provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.

The amendments in this ASU are effective for the Company in annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. Entities should apply the amendments either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. If an entity elects the second method, then it should also provide the additional disclosures in reporting periods that include the date of initial application of (1) the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and (2) an explanation of the reasons for significant changes. The Company is currently evaluating the potential impact of ASU 2014-09 on its consolidated financial position, results of operations, and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Net income per common share computations were as follows for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2014	2013	2014	2013

Net income, basic and diluted	$4,824	$3,547	$8,194	$7,339
Less preferred stock dividends and discount accretion	563	487	1,100	972
Net income available to common shareholders, basic and diluted	$4,261	$3,060	$7,094	$6,367

Average common shares issued and outstanding, basic and diluted	7,482	7,473	7,481	7,471

Net income per common share, basic and diluted	$.57	$.41	$.95	$.85

Stock options for 18,049 and 22,049 shares of common stock were not included in the determination of diluted net income per common share for each period in 2014 and 2013, respectively, because they were antidilutive.

6. Investment Securities

The following tables summarize the amortized costs and estimated fair value of the securities portfolio at June 30, 2014 and December 31, 2013. The summary is divided into available for sale and held to maturity investment securities.

June 30, 2014 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$98,241	$292	$1,303	$97,230
Obligations of states and political subdivisions	130,947	2,920	586	133,281
Mortgage-backed securities – residential	370,687	8,777	1,945	377,519
Mortgage-backed securities – commercial	741	-	26	715
Corporate debt securities	6,925	45	478	6,492
Mutual funds and equity securities	992	28	1	1,019
Total securities – available for sale	$608,533	$12,062	$4,339	$616,256
Held To Maturity
Obligations of states and political subdivisions	$3,814	$149	$-	$3,963

December 31, 2013 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$96,750	$155	$3,155	$93,750
Obligations of states and political subdivisions	132,311	2,056	2,397	131,970
Mortgage-backed securities – residential	379,238	5,071	6,232	378,077
Mortgage-backed securities – commercial	748	-	59	689
Corporate debt securities	7,266	40	1,049	6,257
Mutual funds and equity securities	2,082	15	20	2,077
Total securities – available for sale	$618,395	$7,337	$12,912	$612,820
Held To Maturity
Obligations of states and political subdivisions	$765	$62	$-	$827

The amortized cost and estimated fair value of the debt securities portfolio at June 30, 2014, by contractual maturity, are detailed below. The summary is divided into available for sale and held to maturity securities. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mutual funds and equity securities in the available for sale portfolio consist of investments attributed to the Company’s captive insurance subsidiary. These securities have no stated maturity and are not included in the maturity schedule that follows.

Mortgage-backed securities are stated separately due to the nature of payment and prepayment characteristics of these securities, as principal is not due at a single date.

	Available For Sale		Held To Maturity
	Amortized	Estimated	Amortized	Estimated
June 30, 2014 (In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$8,368	$8,391	$-	$-
Due after one year through five years	123,957	124,798	-	-
Due after five years through ten years	86,163	86,514	765	846
Due after ten years	17,625	17,300	3,049	3,117
Mortgage-backed securities	371,428	378,234	-	-
Total	$607,541	$615,237	$3,814	$3,963

Gross realized gains and losses on the sale of available for sale investment securities were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013

Gross realized gains	$19	$3	$178	$3
Gross realized losses	103	63	253	63
Net realized loss	$(84)	$(60)	$(75)	$(60)

Investment securities with unrealized losses at June 30, 2014 and December 31, 2013 not recognized in income are presented in the tables below. The tables segregate investment securities that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or more. The tables also include the fair value of the related securities.

	Less than 12 Months		12 Months or More		Total
June 30, 2014 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$3,391	$12	$66,769	$1,291	$70,160	$1,303
Obligations of states and political subdivisions	9,739	17	31,756	569	41,495	586
Mortgage-backed securities – residential	10,303	37	101,240	1,908	111,543	1,945
Mortgage-backed securities – commercial	-	-	715	26	715	26
Corporate debt securities	-	-	5,395	478	5,395	478
Mutual funds and equity securities	-	-	154	1	154	1
Total	$23,433	$66	$206,029	$4,273	$229,462	$4,339

	Less than 12 Months		12 Months or More		Total
December 31, 2013 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$65,094	$2,434	$11,830	$721	$76,924	$3,155
Obligations of states and political subdivisions	48,715	1,594	15,095	803	63,810	2,397
Mortgage-backed securities – residential	219,032	5,199	16,306	1,033	235,338	6,232
Mortgage-backed securities – commercial	689	59	-	-	689	59
Corporate debt securities	80	-	4,816	1,049	4,896	1,049
Mutual funds and equity securities	716	17	22	3	738	20
Total	$334,326	$9,303	$48,069	$3,609	$382,395	$12,912

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

At June 30, 2014, the Company’s investment securities portfolio had gross unrealized losses of $4.3 million, a decrease of $8.6 million or 66.4% compared with $12.9 million at year-end 2013. Gross unrealized losses include $4.3 million which have been in a continuous loss position of 12 months or more.

Corporate debt securities in the Company’s investment securities portfolio at June 30, 2014 include single-issuer trust preferred capital securities with an unrealized loss of $478 thousand and a carrying value of $5.4 million. These securities were issued by a national and global financial services firm and purchased by the Company during 2007. The securities are currently performing and continue to be rated as investment grade by major rating agencies. The issuer of the securities announced in the first quarter of 2014 an increase in per share common dividend payments and authorization of a common equity repurchase plan. The Company does not intend to sell these securities nor does the Company believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company believes these securities are not impaired due to reasons of credit quality or other factors, but rather the unrealized loss is primarily attributed to continuing uncertainties in both international and domestic economies and market volatility. The Company believes that it will collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will continue to recover as they approach their maturity dates.

The Company attributes the unrealized losses in other sectors of its investment securities portfolio to changes in market interest rates and volatility. Investment securities with unrealized losses at June 30, 2014 are performing according to their contractual terms, and the Company does not expect to incur a loss on these securities unless they are sold prior to maturity. The Company does not have the intent to sell these securities nor does it believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company does not consider any of the securities to be impaired due to reasons of credit quality or other factors.

7. Loans and Allowance for Loan Losses

Major classifications of loans outstanding are summarized as follows:

(In thousands)	June 30, 2014	December 31, 2013

Real Estate:
Real estate mortgage - construction and land development	$97,769	$101,352
Real estate mortgage - residential	365,969	371,582
Real estate mortgage - farmland and other commercial enterprises	392,910	418,147
Commercial:
Commercial and industrial	52,713	47,426
States and political subdivisions	25,150	21,561
Lease financing	398	902
Other	20,769	23,840
Consumer:
Secured	8,836	8,579
Unsecured	5,670	6,513
Total loans	970,184	999,902
Less unearned income	5	19
Total loans, net of unearned income	$970,179	$999,883

Activity in the allowance for loan losses by portfolio segment was as follows for the periods indicated.

(In thousands)	Real Estate	Commercial	Consumer	Total
Three months ended June 30, 2014
Balance, beginning of period	$17,114	$1,201	$375	$18,690
Provision for loan losses	(1,603)	205	10	(1,388)
Recoveries	189	18	39	246
Loans charged off	(252)	(86)	(87)	(425)
Balance, end of period	$15,448	$1,338	$337	$17,123

Six months ended June 30, 2014
Balance, beginning of period	$18,716	$1,409	$452	$20,577
Provision for loan losses	(2,359)	1,130	(27)	(1,256)
Recoveries	357	45	74	476
Loans charged off	(1,266)	(1,246)	(162)	(2,674)
Balance, end of period	$15,448	$1,338	$337	$17,123

(In thousands)	Real Estate	Commercial	Consumer	Total
Three months ended June 30, 2013
Balance, beginning of period	$21,402	$1,558	$603	$23,563
Provision for loan losses	(848)	624	(138)	(362)
Recoveries	48	14	114	176
Loans charged off	(362)	(19)	(53)	(434)
Balance, end of period	$20,240	$2,177	$526	$22,943

Six months ended June 30, 2013
Balance, beginning of period	$22,254	$1,513	$678	$24,445
Provision for loan losses	(1,500)	617	(111)	(994)
Recoveries	184	97	150	431
Loans charged off	(698)	(50)	(191)	(939)
Balance, end of period	$20,240	$2,177	$526	$22,943

The following tables present individually impaired loans by class of loans for the dates indicated.

June 30, 2014 (In thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Allowance for Loan Losses Allocated
Real Estate
Real estate mortgage - construction and land development	$15,753	$8,566	$4,400	$12,966	$856
Real estate mortgage - residential	10,930	3,980	6,645	10,625	1,195
Real estate mortgage - farmland and other commercial enterprises	25,833	7,126	18,600	25,726	1,278
Commercial
Commercial and industrial	240	23	217	240	195
Consumer
Unsecured	66	-	66	66	66
Total	$52,822	$19,695	$29,928	$49,623	$3,590

December 31, 2013 (In thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Allowance for Loan Losses Allocated
Real Estate
Real estate mortgage - construction and land development	$17,234	$9,742	$4,699	$14,441	$930
Real estate mortgage - residential	11,595	2,871	8,612	11,483	1,443
Real estate mortgage - farmland and other commercial enterprises	32,102	12,262	19,746	32,008	1,443
Commercial
Commercial and industrial	311	24	293	317	200
Consumer
Secured	18	-	18	18	15
Unsecured	71	-	72	72	71
Total	$61,331	$24,899	$33,440	$58,339	$4,102

Three Months Ended June 30,	2014			2013
(In thousands)	Average	Interest Income Recognized	Cash Basis Interest Recognized	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate – construction and land development	$15,452	$120	$118	$24,159	$338	$347
Real estate mortgage – residential	11,059	147	141	10,836	87	83
Real estate mortgage – farmland and other commercial enterprises	26,295	359	346	28,209	236	236
Commercial
Commercial and industrial	245	3	3	1,154	29	29
Consumer
Secured	-	-	-	21	1	1
Unsecured	68	-	-	215	3	4
Total	$53,119	$629	$608	$64,594	$694	$700

Six Months Ended June 30,	2014			2013
(In thousands)	Average	Interest Income Recognized	Cash Basis Interest Recognized	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate – construction and land development	$15,537	$233	$229	$25,047	$691	$689
Real estate mortgage – residential	11,384	262	250	9,569	172	163
Real estate mortgage – farmland and other commercial enterprises	30,222	745	722	29,692	484	478
Commercial
Commercial and industrial	247	4	3	930	33	33
Consumer
Secured	9	-	-	21	1	1
Unsecured	69	4	3	214	6	6
Total	$57,468	$1,248	$1,207	$65,473	$1,387	$1,370

The following tables present the balance of the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of June 30, 2014 and December 31, 2013.

June 30, 2014 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3,329	$195	$66	$3,590
Collectively evaluated for impairment	12,119	1,143	271	13,533
Total ending allowance balance	$15,448	$1,338	$337	$17,123

Loans
Loans individually evaluated for impairment	$49,317	$240	$66	$49,623
Loans collectively evaluated for impairment	807,331	98,785	14,440	920,556
Total ending loan balance, net of unearned income	$856,648	$99,025	$14,506	$970,179

December 31, 2013 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3,816	$200	$86	$4,102
Collectively evaluated for impairment	14,900	1,209	366	16,475
Total ending allowance balance	$18,716	$1,409	$452	$20,577

Loans
Loans individually evaluated for impairment	$57,932	$317	$90	$58,339
Loans collectively evaluated for impairment	833,149	93,393	15,002	941,544
Total ending loan balance, net of unearned income	$891,081	$93,710	$15,092	$999,883

The following tables present the recorded investment in nonperforming loans by class of loans as of June 30, 2014 and December 31, 2013.

June 30, 2014 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate:
Real estate mortgage - construction and land development	$4,794	$4,219	$-
Real estate mortgage - residential	5,149	4,532	-
Real estate mortgage - farmland and other commercial enterprises	7,937	16,657	-
Commercial:
Commercial and industrial	199	-	-
Other	11	-	-
Consumer:
Secured	5	-	-
Unsecured	-	48	-
Total	$18,095	$25,456	$-

December 31, 2013 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate:
Real estate mortgage - construction and land development	$5,821	$4,391	$-
Real estate mortgage - residential	5,154	4,826	10
Real estate mortgage - farmland and other commercial enterprises	12,677	16,987	434
Commercial:
Commercial and industrial	160	-	-
Lease financing	22	-	-
Consumer:
Secured	3	-	-
Unsecured	1	51	-
Total	$23,838	$26,255	$444

The Company has allocated $2.5 million and $2.7 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings and that are in compliance with those terms as of June 30, 2014 and December 31, 2013, respectively. The Company had no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings at June 30, 2014 and December 31, 2013.

The Company had no credits during 2014 that were modified as troubled debt restructurings. The Company had five credits in 2013 that were modified as troubled debt restructurings. Each of these credits represents debt by a borrower which was discharged under Chapter 7 bankruptcy. The borrower in each case did not reaffirm their debt, and the release of personal liability by the court is deemed a concession. However, each borrower continues to make payments under the original terms of the loan agreement.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and six months ended June 30, 2013. There were no loans modified as troubled debt restructurings during 2014.

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

The troubled debt restructurings identified above increased the allowance for loan losses by $15 thousand and $23 thousand in the three and six months periods ended June 30, 2013, respectively. There were no charge-offs related to these loans. There were no payment defaults during the first six months of 2014 or 2013 for credits that were restructured during the previous twelve months.

The tables below present an age analysis of past due loans 30 days or more by class of loans as of the dates indicated. Past due loans that are also classified as nonaccrual are included in their respective past due category.

June 30, 2014 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate:
Real estate mortgage - construction and land development	$568	$317	$885	$96,884	$97,769
Real estate mortgage - residential	2,771	2,822	5,593	360,376	365,969
Real estate mortgage - farmland and other commercial enterprises	444	6,278	6,722	386,188	392,910
Commercial:
Commercial and industrial	45	176	221	52,492	52,713
States and political subdivisions	-	-	-	25,150	25,150
Lease financing, net	171	-	171	222	393
Other	25	-	25	20,744	20,769
Consumer:
Secured	56	2	58	8,778	8,836
Unsecured	58	-	58	5,612	5,670
Total	$4,138	$9,595	$13,733	$956,446	$970,179

December 31, 2013 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate:
Real estate mortgage - construction and land development	$58	$613	$671	$100,681	$101,352
Real estate mortgage - residential	1,225	2,502	3,727	367,855	371,582
Real estate mortgage - farmland and other commercial enterprises	3,548	7,978	11,526	406,621	418,147
Commercial:
Commercial and industrial	71	53	124	47,302	47,426
States and political subdivisions	-	-	-	21,561	21,561
Lease financing, net	-	22	22	861	883
Other	56	-	56	23,784	23,840
Consumer:
Secured	41	3	44	8,535	8,579
Unsecured	58	1	59	6,454	6,513
Total	$5,057	$11,172	$16,229	$983,654	$999,883

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

	Real Estate			Commercial
June 30, 2014 (In thousands)	Real Estate Mortgage - Construction and Land Development	Real Estate Mortgage- Residential	Real Estate Mortgage- Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Lease Financing	Other
Credit risk profile by internally assigned rating grades:
Pass	$75,835	$332,358	$345,066	$50,930	$25,150	$393	$20,691
Special Mention	7,207	12,219	16,532	785	-	-	59
Substandard	14,727	21,392	30,837	998	-	-	19
Doubtful	-	-	475	-	-	-	-
Total	$97,769	$365,969	$392,910	$52,713	$25,150	$393	$20,769

	Real Estate			Commercial
December 31, 2013 (In thousands)	Real Estate Mortgage - Construction and Land Development	Real Estate Mortgage- Residential	Real Estate Mortgage- Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Lease Financing	Other
Credit risk profile by internally assigned rating grades:
Pass	$77,873	$334,104	$352,238	$45,652	$21,561	$861	$23,820
Special Mention	7,755	15,120	29,156	963	-	-	-
Substandard	15,724	22,358	36,753	735	-	22	20
Doubtful	-	-	-	76	-	-	-
Total	$101,352	$371,582	$418,147	$47,426	$21,561	$883	$23,840

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the consumer loans outstanding based on payment activity as of June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
	Consumer		Consumer
(In thousands)	Secured	Unsecured	Secured	Unsecured
Credit risk profile based on payment activity:
Performing	$8,831	$5,622	$8,576	$6,461
Nonperforming	5	48	3	52
Total	$8,836	$5,670	$8,579	$6,513

8. Other Real Estate Owned

Other real estate owned (“OREO”) was as follows as of the date indicated:

(In thousands)	June 30, 2014	December 31, 2013
Construction and land development	$21,106	$23,504
Residential real estate	2,004	2,695
Farmland and other commercial enterprises	15,924	11,627
Total	$39,034	$37,826

OREO activity for the six months ended June 30, 2014 and 2013 was as follows:

Six months ended June 30, (In thousands)	2014	2013
Beginning balance	$37,826	$52,562
Transfers from loans and other increases	6,978	5,279
Proceeds from sales	(4,262)	(9,619)
(Loss) gain on sales, net	(94)	280
Write downs and other decreases, net	(1,414)	(2,037)
Ending balance	$39,034	$46,465

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

The following disclosures of the net periodic benefit cost components of Plan 1 and Plan 2 were measured at January 1, 2014 and 2013.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
Service cost	$120	$158	$241	$315
Interest cost	143	138	285	276
Recognized prior service cost	52	64	104	128
Recognized net actuarial gain	(16)	-	(32)	-
Net periodic benefit cost	$299	$360	$598	$719

The Company expects benefit payments of $340 thousand for 2014, of which $67 thousand and $133 thousand have been made during the three and six months ended June 30, 2014, respectively.

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

The regulatory ratios of the consolidated Company and its subsidiary banks were as follows for the dates indicated.

	June 30, 2014			December 31, 2013
	Tier 1 Risk-based Capital[1]	Total Risk-based Capital[1]	Tier 1 Leverage[2]	Tier 1 Risk-based Capital[1]	Total Risk-based Capital[1]	Tier 1 Leverage[2]
Consolidated	19.43%	20.69%	11.99%	18.95%	20.21%	11.90%
Farmers Bank	18.08	19.33	9.71	17.56	18.82	9.60
United Bank	16.16	17.43	10.31	15.06	16.33	9.67
First Citizens	13.39	14.07	9.20	12.92	13.67	9.03
Citizens Northern	14.12	15.37	9.81	13.57	14.82	9.67

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

Summary of Regulatory Agreements

Below is a summary of the agreements that two of the Company’s subsidiary banks have entered into with their primary banking regulators. The agreement entered into during 2009 between the Parent Company and its primary regulators was terminated in March 2014 as a result of continued satisfactory compliance, most notably from the progress made in lowering nonperforming assets and increasing capital levels. Therefore, the Company is no longer required to receive permission from its banking regulators to make interest payments on its trust preferred securities or to pay dividends on its common and preferred stock. However, the Company’s current goal is to redeem all of its outstanding preferred stock before considering the payment of a dividend on its common stock. The Company redeemed 10,000 shares, or one-third, of its outstanding preferred stock on May 15, 2014. Further redemptions, which require regulatory approval, will be based on satisfactory financial performance and take into consideration the Company’s capital position, earnings, asset quality, and other factors. The timing and amount of any further redemption by the Company of its remaining outstanding preferred stock will be disclosed when assured.

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

During January 2014, the formal Consent Order entered into during 2011 with United Bank was terminated and replaced with a stepped-down enforcement action in the form of an informal Memorandum of Understanding (“Memorandum”). The informal Memorandum includes many of the same provisions covered by the Consent Order.

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

Citizens Northern

The FDIC and KDFI entered into a Memorandum with Citizens Northern on September 8, 2010.  The Memorandum was terminated July 7, 2013 upon the issuance of an updated Memorandum. The updated Memorandum contains many of the same provisions included in the terminated Memorandum, with a new requirement that Citizens Northern maintain a Tier 1 leverage ratio at or above 9.0%. In addition, the updated Memorandum requires having and retaining qualified management in the areas of loan administration and collection. It also requires Citizens Northern to address credit underwriting and administration weaknesses identified in the most recent examination of the bank by the FDIC and KDFI.

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

Regulators continue to monitor the Company’s progress and compliance with the regulatory agreements through periodic on-site examinations, regular communications, and quarterly data analysis. The Company believes it is adequately addressing all issues of the regulatory agreements to which it is subject. However, only the respective regulatory agencies can determine if compliance with the applicable regulatory agreements has been met. The Company believes that each of its subsidiary banks are in compliance with the requirements identified in their regulatory agreements as of June 30, 2014.

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

Available for sale investment securities are the Company’s only balance sheet item that meets the disclosure requirements for instruments measured at fair value on a recurring basis. Disclosures as of June 30, 2014 and December 31, 2013 are as follows:

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2014
Obligations of U.S. government-sponsored entities	$97,230	$-	$97,230	$-
Obligations of states and political subdivisions	133,281	-	133,281	-
Mortgage-backed securities – residential	377,519	-	377,519	-
Mortgage-backed securities – commercial	715	-	715	-
Corporate debt securities	6,492	-	6,492	-
Mutual funds and equity securities	1,019	1,019	-	-
Total	$616,256	$1,019	$615,237	$-

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2013
Obligations of U.S. government-sponsored entities	$93,750	$-	$93,750	$-
Obligations of states and political subdivisions	131,970	-	131,970	-
Mortgage-backed securities – residential	378,077	-	378,077	-
Mortgage-backed securities – commercial	689	-	689	-
Corporate debt securities	6,257	-	6,257	-
Mutual funds and equity securities	2,077	2,077	-	-
Total	$612,820	$2,077	$610,743	$-

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

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2014
Collateral-dependent Impaired Loans
Real estate mortgage – residential	$1,219	$-	$-	$1,219
Real estate mortgage – farmland and other commercial enterprises	7	-	-	7
Commercial and industrial	37	-	-	37
Total	$1,263	$-	$-	$1,263

OREO
Construction and land development	$4,191	$-	$-	$4,191
Residential real estate	934	-	-	934
Farmland and other commercial enterprises	1,887	-	-	1,887
Total	$7,012	$-	$-	$7,012

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2	Significant Unobservable Inputs (Level 3)
December 31, 2013
Collateral-dependent Impaired Loans
Real estate mortgage – construction and land development	$334	$-	$-	$334
Real estate mortgage – residential	2,085	-	-	2,085
Real estate mortgage – farmland and other commercial enterprises	3,152	-	-	3,152
Commercial and industrial	88	-	-	88
Total	$5,659	$-	$-	$5,659

OREO
Construction and land development	$14,465	$-	$-	$14,465
Residential real estate	1,116	-	-	1,116
Farmland and other commercial enterprises	9,152	-	-	9,152
Total	$24,733	$-	$-	$24,733

The following table represents impairment charges recorded in earnings for the periods indicated on assets measured at fair value on a nonrecurring basis.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
Impairment charges:
Collateral-dependent impaired loans	$135	$839	$268	$1,210
OREO	419	1,005	1,170	1,694
Total	$554	$1,844	$1,438	$2,904

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

(In thousands)	Fair Value at June 30, 2014	Valuation Technique	Unobservable Inputs	Range	Average
Collateral-dependent impaired loans	$1,263	Discounted appraisals	Marketability discount	0% - 30.1%	13.0%
OREO	$7,012	Discounted appraisals	Marketability discount	0.5% - 31.8%	8.1%

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

The following table presents the estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2014 and December 31, 2013. Information for available for sale investment securities is presented within this footnote in greater detail above.

			Fair Value Measurements Using
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2014
Assets
Cash and cash equivalents	$68,987	$68,987	$68,987	$-	$-
Held to maturity investment securities	3,814	3,963	-	3,963	-
Loans, net	953,056	953,158	-	-	953,158
Accrued interest receivable	5,670	5,670	-	5,670	-
Federal Home Loan Bank and Federal Reserve Bank Stock	9,368	N/A	-	-	-

Liabilities
Deposits	1,382,673	1,384,661	947,958	-	436,703
Federal funds purchased and other short-term borrowings	24,230	24,230	-	24,230	-
Securities sold under agreements to repurchase and other long-term borrowings	127,797	138,251	-	138,251	-
Subordinated notes payable to unconsolidated trusts	48,970	23,794	-	-	23,794
Accrued interest payable	1,065	1,065	-	1,065	-

December 31, 2013
Assets
Cash and cash equivalents	$68,253	$68,253	$68,253	$-	$-
Held to maturity investment securities	765	827	-	827	-
Loans, net	979,306	977,846	-	-	977,846
Accrued interest receivable	5,901	5,901	-	5,901	-
Federal Home Loan Bank and Federal Reserve Bank Stock	9,516	N/A	-	-	-

Liabilities
Deposits	1,410,215	1,412,572	938,700	-	473,872
Federal funds purchased and other short-term borrowings	29,123	29,123	-	29,123	-
Securities sold under agreements to repurchase and other long-term borrowings	127,880	139,375	-	139,375	-
Subordinated notes payable to unconsolidated trusts	48,970	26,070	-	-	26,070
Accrued interest payable	1,137	1,137	-	1,137	-

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

Various risks and uncertainties may cause actual results to differ materially from those indicated by the Company’s forward-looking statements. In addition to the risks described under Part 1, Item 1A “Risk Factors” in the Company’s most recent annual report on Form 10-K, factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company and its subsidiaries operate) and lower interest margins; competition for the Company’s customers from other providers of financial services; deposit outflows or reduced demand for financial services and loan products; government legislation, regulation, and changes in monetary and fiscal policies (which changes from time to time and over which the Company has no control); changes in interest rates; changes in prepayment speeds of loans or investment securities; inflation; material unforeseen changes in the liquidity, results of operations, or financial condition of the Company’s customers; changes in the level of non-performing assets and charge-offs; changes in the number of common shares outstanding; the capability of the Company to successfully enter into a definitive agreement for and close anticipated transactions; unexpected claims or litigation against the Company; expected insurance recoveries; technological or operational difficulties; the impact of new accounting pronouncements and changes in policies and practices that may be adopted by regulatory agencies; acts of war or terrorism; the ability of the parent company to receive dividends from its subsidiaries; the impact of larger or similar financial institutions encountering difficulties, which may adversely affect the banking industry or the Company; the Company or its subsidiary banks’ ability to maintain required capital levels and adequate funding sources and liquidity; and other risks or uncertainties detailed in the Company’s filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.

The Company’s forward-looking statements are based on information available at the time such statements are made. The Company expressly disclaims any intent or obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events, or other changes.

RESULTS OF OPERATIONS

Second Quarter 2014 Compared to Second Quarter 2013

The Company reported net income of $4.8 million for the quarter ended June 30, 2014, an increase of $1.3 million or 36.0% compared with net income of $3.5 million for the second quarter of 2013. On a per common share basis, net income was $.57 and $.41 for the current and year-ago quarters, respectively. This represents an increase of $.16 or 39.0%. Selected income statement amounts and related data are summarized in the table below.

(In thousands except per share data)
Three Months Ended June 30,	2014	2013	Increase (Decrease)
Interest income	$16,331	$16,631	$(300)
Interest expense	2,604	3,038	(434)
Net interest income	13,727	13,593	134
Provision for loan losses	(1,388)	(362)	(1,026)
Net interest income after provision for loan losses	15,115	13,955	1,160
Noninterest income	5,991	5,441	550
Noninterest expenses	14,323	14,722	(399)
Income before income taxes	6,783	4,674	2,109
Income tax expense	1,959	1,127	832
Net income	4,824	3,547	1,277
Less preferred stock dividends and discount accretion	563	487	76
Net income available to common shareholders	$4,261	$3,060	$1,201

Basic and diluted net income per common share	$.57	$.41	$.16

Weighted average common shares outstanding – basic and diluted	7,482	7,473	9
Return on average assets	1.07%	.79%	28 bp
Return on average equity	10.98%	8.30%	268 bp

 bp = basis points.

The $1.3 million increase in net income is attributed primarily to a lower provision for loan losses of $1.0 million, an increase in noninterest income of $550 thousand or 10.1%, and lower noninterest expense of $399 thousand or 2.7%. Net interest income and income tax expense increased $134 thousand or 1.0% and $832 thousand or 73.8%, respectively. Further information related to the more significant components making up the increase in net income follows.

Net Interest Income

The overall interest rate environment at June 30, 2014, as measured by the Treasury yield curve, remains at very low levels when compared with historical trends. During the current quarter, yields on three-month, six-month, and three-year maturity periods were relatively unchanged. Yields on longer-term maturities declined 19 and 20 basis points for the ten and thirty-year maturity periods, respectively. At June 30, 2014, the short-term federal funds target interest rate remained between zero and 0.25%, unchanged since December 2008. The Federal Reserve Board has indicated that the low federal funds rate will likely be appropriate for a considerable period of time, particularly in light of current inflation projections and its longer-run goal of supporting maximum employment. At June 30, 2014, the national and Kentucky unemployment rate was 6.1% and 7.4%, respectively.

Net interest income was $13.7 million for the current quarter, an increase of $134 thousand or 1.0% compared to $13.6 million for the prior year second quarter. The improvement in net interest income was driven by lower interest expense of $434 thousand or 14.3%, which offset a decrease in interest income of $300 thousand or 1.8%. Interest expense on deposits and interest income on loans decreased $420 thousand or 27.6% and $815 thousand or 6.0%, respectively; interest on investment securities increased $516 thousand or 16.6%.

The decrease to interest income on loans is made up of both lower average balances outstanding and a decrease in rates. Interest income on investment securities is up due mainly to volume increases. The increase in volume of investment securities correlates with an overall lack of high quality loan demand. As loans have declined, available funds have been redirected more into investment securities. The decrease in interest expense on deposits was driven by rate declines and lower average outstanding balances. Rate declines on loans and deposits are the result of an overall slow growing economy and related low interest rate environment, competitive pressures, and the Company’s strategy of being more selective in pricing its loans and deposits. The goal of this strategy is to improve credit quality, net interest income, overall profitability, and the capital position.

The Company is generally earning and paying less interest from its earning assets and funding sources as the average rates earned and paid have decreased. This includes repricing of variable and floating rate assets and liabilities that have reset to overall lower amounts since their previous repricing date as well as activity related to new earning assets and funding sources in a low interest rate environment. The Company continues to reprice its higher-rate maturing time deposits downward to lower market rates or allowing them to mature without renewal, as liquidity has been adequate.

Average investment securities increased $46.9 million or 8.1% from a year ago mainly due to a decline in loans outstanding. In periods when quality loan demand is low, available funds are invested in lower yielding investment securities or cash equivalents or otherwise used to manage liquidity, such as for deposit outflows or for the repayment of long-term debt.

The net interest margin on a taxable equivalent basis was unchanged at 3.40% in the comparison. Net interest spread was up one basis point to 3.24% compared to 3.23% a year ago. The Company expects its net interest margin to remain relatively flat in the near term according to internal modeling using expectations about future market interest rates, the maturity structure of the Company’s earning assets and liabilities, and other factors. Future results could be significantly different than expectations.

The following tables present an analysis of net interest income for the quarterly periods ended June 30.

Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential

Three Months Ended June 30,	2014			2013
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities
Taxable	$509162	$2,980	2.35%	$470,306	$2,459	2.10%
Nontaxable[1]	118,327	947	3.21	110,238	954	3.47
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell	60,815	38	.25	65,369	39	.24
Loans[1,2,3]	978,677	12,772	5.23	1,012,267	13,610	5.39
Total earning assets	1,666,981	$16,737	4.03%	1,658,180	$17,062	4.13%
Allowance for loan losses	(18,434)			(23,364)
Total earning assets, net of allowance for loan losses	1,648,547			1,634,816
Nonearning Assets
Cash and due from banks	22,772			23,225
Premises and equipment, net	36,011			36,228
Other assets	94,201			108,359
Total assets	$1,801,531			$1,802,628
Interest Bearing Liabilities
Deposits
Interest bearing demand	$322,799	$47	.06%	$310,360	$57	.07%
Savings	356,408	153	.17	328,199	158	.19
Time	443,065	904	.82	512,926	1,309	1.02
Federal funds purchased and other short-term borrowings	27,689	11	.16	29,061	20	.28
Securities sold under agreements to repurchase and other long-term borrowings	176,027	1,489	3.39	176,198	1,494	3.40
Total interest bearing liabilities	1,325,988	$2,604	.79%	1,356,744	$3,038	.90%
Noninterest Bearing Liabilities
Demand deposits	275,230			246,950
Other liabilities	24,105			27,538
Total liabilities	1,625,323			1,631,232
Shareholders’ equity	176,208			171,396
Total liabilities and shareholders’ equity	$1,801,531			$1,802,628
Net interest income		14,133			14,024
TE basis adjustment		(406)			(431)
Net interest income		$13,727			$13,593
Net interest spread			3.24%			3.23%
Impact of noninterest bearing sources of funds			.16			.17
Net interest margin			3.40%			3.40%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

2Loan balances include principal balances on nonaccrual loans.

3Loan fees included in interest income amounted to $427 thousand and $288 thousand in 2014 and 2013, respectively.

Analysis of Changes in Net Interest Income (tax equivalent basis)

(In thousands)	Variance	Variance Attributed to
Three Months Ended June 30,	2014/2013[1]	Volume	Rate

Interest Income
Taxable investment securities	$521	$213	$308
Nontaxable investment securities[2]	(7)	281	(288)
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell	(1)	(9)	8
Loans[2]	(838)	(442)	(396)
Total interest income	(325)	43	(368)
Interest Expense
Interest bearing demand deposits	(10)	12	(22)
Savings deposits	(5)	57	(62)
Time deposits	(405)	(166)	(239)
Federal funds purchased and other short-term borrowings	(9)	(1)	(8)
Securities sold under agreements to repurchase and other long-term borrowings	(5)	(1)	(4)
Total interest expense	(434)	(99)	(335)
Net interest income	$109	$142	$(33)
Percentage change	100.0%	130.3%	(30.3)%

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.

2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Provision for Loan Losses

The provision for loan losses represents charges (or credits) to earnings that are necessary to maintain an allowance for loan losses at an adequate level to cover credit losses specifically identified in the loan portfolio, as well as management’s best estimate of incurred probable loan losses in the remainder of the portfolio at the balance sheet date. The credit quality of the Company’s loan portfolio continues to improve, but remains hampered by the lingering effects of the downturn of the overall economy and financial markets that began in late 2007 and has not fully rebounded. Economic expansion remains slow and labor force participation rates are near 30-year lows.

The Company recorded a credit to the provision for loan losses in the amount of $1.4 million and $362 thousand in the current and year ago quarters, respectively. The allowance for loan losses as a percentage of outstanding loans (net of unearned income) was 1.76% at June 30, 2014 compared to 2.06% and 2.28% at year-end 2013 and June 30, 2013, respectively. The decrease in the provision for loan losses is attributed to continuing improvement in the credit quality of the loan portfolio and a decline in outstanding loans. Net charge-offs were $179 thousand in the current quarter, a decrease of $79 thousand or 30.6% compared to $258 thousand a year earlier. Nonperforming loans, early stage delinquencies, and watch list loans have each declined compared with a year earlier. Historical loss rates have also improved as lower recent charge-off activity has replaced the higher levels experienced in the early part of the Company’s rolling quarterly four year look-back period used when evaluating the allowance for loan losses. For further information about improvements in the Company’s overall credit quality, please refer to the discussion under the captions “Allowance for Loan Losses” and “Nonperforming Loans” that follows.

Noninterest Income

The components of noninterest income are as follows for the periods indicated:

Three Months Ended June 30, (In thousands)	2014	2013	Increase (Decrease)%
Service charges and fees on deposits	$1,991	$2,018	$(27)	(1.3)%
Allotment processing fees	1,274	1,241	33	2.7
Other service charges, commissions, and fees	1,399	1,264	135	10.7
Trust income	523	470	53	11.3
Investment securities losses, net	(84)	(60)	(24)	40.0
Gain on sale of mortgage loans, net	123	292	(169)	(57.9)
Income from company-owned life insurance	233	232	1	0.4
Other	532	(16)	548	N/M
Total noninterest income	$5,991	$5,441	$550	10.1%

N/M – Not meaningful.

The increase in noninterest income is attributed mainly to the Company’s equity interest in its three tax credit partnerships. The Company recorded income of $418 thousand related to these partnerships in the current quarter compared with a loss of $54 thousand in the prior year second quarter. Service charges and fees on deposits decreased primarily due to lower overdraft charges related to volume declines. The increase in nondeposit service charges, commissions, and fees consists of many small dollar increases over numerous line item categories. The increase in trust income is due mainly to higher market values of managed assets, which is a component of the fee structure arrangement. The net decrease in gains on the sale of loans is attributed to a $7.3 million or 56.1% decrease in mortgage loan sales activity.

The net loss on investment securities for the current quarter includes $95 thousand attributed to a municipal bond where the issuer participated in the Build America Bond (“BAB”) program. BAB is a federal government program whereby the U.S. Treasury pays a direct subsidy to the issuer to support interest costs of qualified bonds. Federal budget sequestration reduced the subsidy to the issuer, triggering an extraordinary redemption feature related to these bonds. The issuer provided notice that it would exercise their extraordinary redemption privilege. Since the carrying value of the bond exceeded the par value due to unamortized premium, the Company recorded a loss on this investment. The remaining unamortized premium of BAB investments at June 30, 2014 was $46 thousand, with the related carrying amount of the investments totaling $2.6 million. The Company believes it is unlikely that other bond investments by the Company of issuers participating in the BAB program will be called in the current interest rate environment.

Noninterest Expense

The components of noninterest expense are as follows for the periods indicated:

Three Months Ended June 30, (In thousands)	2014	2013	Increase (Decrease)%
Salaries and employee benefits	$7,342	$7,231	$111	1.5%
Occupancy expenses, net	1,209	1,165	44	3.8
Equipment expenses	593	579	14	2.4
Data processing and communication expense	969	945	24	2.5
Bank franchise tax	610	610	-	-
Amortization of intangibles	101	135	(34)	(25.2)
Deposit insurance expense	461	497	(36)	(7.2)
Other real estate expenses, net	938	1,485	(547)	(36.8)
Other	2,100	2,075	25	1.2
Total noninterest expense	$14,323	$14,722	$(399)	(2.7)%

The decrease in noninterest expenses was driven mainly by lower expenses related to repossessed real estate of $547 thousand or 36.8%. The decrease in repossessed real estate expenses is attributed mainly to lower impairment charges of $521 thousand or 50.6%.

The increase in salaries and employee benefits primarily reflects normal employee pay increases and related payroll taxes of $198 thousand or 3.4%, partially offset by lower benefit costs of $87 thousand or 6.1%. The decrease in benefit costs was driven by lower actuary-determined postretirement medical costs. The Company had 510 full time equivalent employees at quarter-end compared to 514 a year earlier. The increase in occupancy expense was boosted by higher maintenance and utilities costs of $35 thousand or 22.0% and $14 thousand or 7.2%, respectively.

Amortization of intangible assets decreased as a result of actuarial determined reductions related to core deposit and customer relationship intangible assets arising from previous business acquisitions. Intangible assets are scheduled to fully amortize by 2015. The reduction in deposit insurance expense is due to the improvement in the risk ratings at the Company’s subsidiary banks, which is used in the determination of the amount payable.

Income Taxes

Income tax expense was $2.0 million for the current quarter, an increase of $832 thousand or 73.8% compared to $1.1 million for the same quarter of 2013. The effective income tax rates were 28.9% and 24.1% for the current and year-ago quarters, respectively. The effective income tax rate increase is mainly attributed to higher pretax income, with the taxable portion making up significantly all of the increase.

First Six Months of 2014 Compared to First Six Months of 2013

The Company reported net income of $8.2 million for the first six months of 2014, an increase of $855 thousand or 11.7% compared with net income of $7.3 million for 2013. On a per common share basis, net income for the current six months was $.95, an increase of $.10 or 11.8% compared to $.85 reported a year earlier. Selected income statement amounts and related data are presented in the table below.

(In thousands except per share data)
Six Months Ended June 30,	2014	2013	Increase (Decrease)
Interest income	$32,705	$33,373	$(668)
Interest expense	5,299	6,204	(905)
Net interest income	27,406	27,169	237
Provision for loan losses	(1,256)	(994)	(262)
Net interest income after provision for loan losses	28,662	28,163	499
Noninterest income	11,364	10,852	512
Noninterest expenses	28,753	29,231	(478)
Income before income taxes	11,273	9,784	1,489
Income tax expense	3,079	2,445	634
Net income	8,194	7,339	855
Less preferred stock dividends and discount accretion	1,100	972	128
Net income available to common shareholders	$7,094	$6,367	$727

Basic and diluted net income per common share	$.95	$.85	$.10

Weighted average common shares outstanding – basic and diluted	7,481	7,471	10
Return on average assets	.91%	.82%	9 bp
Return on average equity	9.39%	8.70%	69 bp
bp = basis points.

The $855 thousand increase in net income is attributed primarily to an increase in noninterest income of $512 thousand or 4.7%, lower noninterest expenses of $478 thousand or 1.6%, and a decrease in the provision for loan losses of $262 thousand or 26.4%. Net interest income increased $237 thousand or 0.9%. Income tax expense was up $634 thousand or 25.9%. Further information related to the more significant components making up the increase in net income follows.

Net Interest Income

Net interest income was $27.4 million for the first six months of 2014, up $237 thousand or 0.9% compared to $27.2 million for the first six months of 2013. The improvement in net interest income was driven by a decrease in interest expense of $905 thousand or 14.6%, which offset lower interest income of $668 thousand or 2.0%. Interest expense on deposits and interest income on loans decreased $880 thousand or 27.6% and $1.7 million or 6.3%, respectively; interest on investment securities increased $1.0 million or 16.6%.

The decrease to interest income on loans was primarily driven by lower interest rates, although a decrease in average balances outstanding also contributed to a lesser extent. Interest income on investment securities increased mainly due to higher volume, which is primarily reflects a lack of high quality loan demand. The decrease in interest expense on deposits was driven by rate declines combined with lower average outstanding balances. Rate declines on both loans and deposits are the result of an overall slow growing economy and related low interest rate environment, competitive pressures, and the Company’s strategy of being more selective in pricing its loans and deposits. The goal of this strategy is to improve credit quality, net interest income, overall profitability, and capital position.

The Company is generally earning and paying less interest from its earning assets and funding sources as the average rates earned and paid have decreased. This includes repricing of variable and floating rate assets and liabilities that have reset to overall lower amounts since their previous repricing date as well as activity related to new earning assets and funding sources in a low interest rate environment. The Company continues to reprice its higher-rate maturing time deposits downward to lower market rates or allowing them to mature without renewal, as liquidity has been adequate.

Average investment securities increased $45.1 million or 7.8% mainly as a result of a decline in loans outstanding. In periods when quality loan demand is low, available funds are invested in lower yielding investment securities or cash equivalents or otherwise used to manage liquidity, such as for deposit outflows or for the repayment of long-term debt.

The net interest margin on a taxable equivalent basis was unchanged at 3.41% in the comparison. Net interest spread was also unchanged at 3.25%. The Company expects its net interest margin to remain relatively flat in the near term according to internal modeling using expectations about future market interest rates, the maturity structure of the Company’s earning assets and liabilities, and other factors. Future results could be significantly different than expectations.

The following tables present an analysis of net interest income for the six months ended June 30.

Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential

Six Months Ended June 30,	2014			2013
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities
Taxable	$508,088	$6,060	2.41%	$473,963	$5,021	2.14%
Nontaxable[1]	117,057	1,873	3.23	106,053	1,864	3.54
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell	58,453	66	.23	63,624	74	.23
Loans[1,2,3]	986,321	25,499	5.21	1,009,039	27,251	5.45
Total earning assets	1,669,919	$33,498	4.05%	1,652,679	$34,210	4.17%
Allowance for loan losses	(19,016)			(23,867)
Total earning assets, net of allowance for loan losses	1,650,903			1,628,812
Nonearning Assets
Cash and due from banks	23,035			23,763
Premises and equipment, net	36,092			36,183
Other assets	97,023			109,261
Total assets	$1,807,053			$1,798,019
Interest Bearing Liabilities
Deposits
Interest bearing demand	$322,884	$97	.06%	$305,014	$113	.07%
Savings	352,947	311	.18	325,764	315	.19
Time	452,848	1,899	.85	521,011	2,759	1.07
Federal funds purchased and other short-term borrowings	30,721	30	.20	27,397	39	.29
Securities sold under agreements to repurchase and other long-term borrowings	176,049	2,962	3.39	176,521	2,978	3.40
Total interest bearing liabilities	1,335,449	$5,299	.80%	1,355,707	$6,204	.92%
Noninterest Bearing Liabilities
Demand deposits	271,084			245,101
Other liabilities	24,472			27,007
Total liabilities	1,631,005			1,627,815
Shareholders’ equity	176,048			170,204
Total liabilities and shareholders’ equity	$1,807,053			$1,798,019
Net interest income		28,199			28,006
TE basis adjustment		(793)			(837)
Net interest income		$27,406			$27,169
Net interest spread			3.25%			3.25%
Impact of noninterest bearing sources of funds			.16			.16
Net interest margin			3.41%			3.41%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

2Loan balances include principal balances on nonaccrual loans.

3Loan fees included in interest income amounted to $666 thousand and $762 thousand in 2014 and 2013, respectively.

Analysis of Changes in Net Interest Income (tax equivalent basis)

(In thousands)	Variance	Variance Attributed to
Six Months Ended June 30,	2014/2013[1]	Volume	Rate

Interest Income
Taxable investment securities	$1,039	$377	$662
Nontaxable investment securities[2]	9	362	(353)
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell	(8)	(8)	-
Loans[2]	(1,752)	(593)	(1,159)
Total interest income	(712)	138	(850)
Interest Expense
Interest bearing demand deposits	(16)	14	(30)
Savings deposits	(4)	38	(42)
Time deposits	(860)	(334)	(526)
Federal funds purchased and other short-term borrowings	(9)	12	(21)
Securities sold under agreements to repurchase and other long-term borrowings	(16)	(8)	(8)
Total interest expense	(905)	(278)	(627)
Net interest income	$193	$416	$(223)
Percentage change	100.0%	215.5%	(115.5)%

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.

2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Provision for Loan Losses

The Company recorded a credit to the provision for loan losses in the amount of $1.3 million and $994 thousand for the current and prior year first six months, respectively. The allowance for loan losses as a percentage of outstanding loans (net of unearned income) was 1.76% at June 30, 2014 compared to 2.06% and 2.28% at year-end 2013 and June 30, 2013, respectively. The decrease in the provision for loan losses is attributed to further improving credit quality trends and a decline in outstanding loans. Nonperforming loans, early stage delinquencies, and watch list loans have each declined compared with a year earlier. Historical loss rates have also improved as lower recent charge-off activity has replaced the higher levels experienced in the early part of the Company’s rolling quarterly four year look-back period used when evaluating the allowance for loan losses. For further information about improvements in the Company’s overall credit quality, please refer to the discussion under the captions “Allowance for Loan Losses” and “Nonperforming Loans” that follows.

Noninterest Income

The components of noninterest income are as follows for the periods indicated:

Six Months Ended June 30, (In thousands)	2014	2013	Increase (Decrease)%
Service charges and fees on deposits	$3,907	$3,978	$(71)	(1.8)%
Allotment processing fees	2,519	2,507	12	0.5
Other service charges, commissions, and fees	2,634	2,456	178	7.2
Trust income	1,068	954	114	11.9
Investment securities losses, net	(75)	(60)	(15)	25.0
Gain on sale of mortgage loans, net	220	631	(411)	(65.1)
Income from company-owned life insurance	479	472	7	1.5
Other	612	(86)	698	N/M
Total noninterest income	$11,364	$10,852	$512	4.7%

N/M – Not meaningful.

The increase in noninterest income is attributed mainly to the Company’s equity interest in its three tax credit partnerships. The Company recorded income of $358 thousand related to these partnerships in the current period compared with a loss of $190 thousand in the prior year. The decrease in service charges and fees on deposits was driven by lower overdraft fees of $43 thousand or 1.8% due to volume declines. The increase in nondeposit service charges, commissions, and fees was led by higher interchanges fees of $62 thousand or 4.5% combined with other smaller dollar increases related to numerous line item categories. The increase in trust income is due mainly to higher market values of managed assets, which is a component of the fee structure arrangement. The decrease in net gains on the sale of loans is primarily attributed to a $13.4 million or 45.7% decrease in mortgage loan sales activity.

The net loss on investment securities for the current period includes $95 thousand attributed to a municipal bond issuer participating in the Build America Bond program. The issuer provided notice that it would exercise their extraordinary redemption privilege, which was triggered by Federal budget sequestration events. Since the carrying value of the bond exceeded the par value due to unamortized premium, the Company recorded a loss on this investment. The remaining unamortized premium of BAB investments at June 30, 2014 was $46 thousand, with the related carrying amount of the investments totaling $2.6 million. The Company believes it is unlikely that other bond investments by the Company of issuers participating in the BAB program will be called in the current interest rate environment.

Noninterest Expense

The components of noninterest expense are as follows for the periods indicated:

Six Months Ended June 30, (In thousands)	2014	2013	Increase (Decrease)%
Salaries and employee benefits	$14,693	$14,555	$138	0.9%
Occupancy expenses, net	2,491	2,331	160	6.9
Equipment expenses	1,187	1,141	46	4.0
Data processing and communication expense	1,974	2,043	(69)	(3.4)
Bank franchise tax	1,222	1,200	22	1.8
Amortization of intangibles	202	270	(68)	(25.2)
Deposit insurance expense	901	1,139	(238)	(20.9)
Other real estate expenses, net	2,002	2,377	(375)	(15.8)
Other	4,081	4,175	(94)	(2.3)
Total noninterest expense	$28,753	$29,231	$(478)	(1.6)%

The decrease in noninterest expenses was driven mainly by lower expenses related to repossessed real estate of $375 thousand or 15.8% and a decrease to deposit insurance expense of $238 thousand or 20.9%. The decrease in repossessed real estate expenses is attributed mainly to lower impairment charges of $648 thousand or 31.4%. The current year also includes a $94 thousand net loss on the sale of repossessed real estate compared to a net gain of $280 thousand in the prior year. The decrease in deposit insurance expense is due to an improvement in the risk ratings at the Company’s subsidiary banks, which is used to calculate the amount payable.

The increase in salaries and employee benefits primarily reflects normal employee pay increases and related payroll taxes of $360 thousand or 3.1%, partially offset by lower benefit costs of $221 thousand or 8.0%. The decrease in benefit costs was driven by lower actuary-determined postretirement medical costs. The Company had 510 full time equivalent employees at the end of the period compared to 514 a year earlier. The increase in occupancy expense was driven by higher maintenance and utilities costs of $84 thousand or 26.8% and $60 thousand or 15.1%, respectively.

The decrease in data processing and communication expense is primarily attributed to ongoing efforts to reduce operating costs and improve efficiency. Amortization of intangible assets decreased as a result of actuarial determined reductions related to core deposit and customer relationship intangible assets arising from previous business acquisitions. Intangible assets are scheduled to fully amortize by 2015.

Income Taxes

Income tax expense was $3.1 million for the current six months, an increase of $634 thousand or 25.9% compared to $2.4 million for the prior year. The effective income tax rates were 27.3% and 25.0% for the current and year-ago periods, respectively. The increase in the effective income tax rate is mainly attributed to higher pretax income, driven by a higher mix of taxable versus tax-exempt sources of revenue.

FINANCIAL CONDITION

Total assets were $1.8 billion at June 30, 2014, a decrease of $24.4 million or 1.3% from year-end 2013. Loans (net of unearned income) decreased $29.7 million or 3.0%. Investment securities and other real estate owned increased $6.5 million or 1.1% and $1.2 million or 3.2%, respectively, partially offset by a decrease in deferred income taxes of $4.7 million or 21.8%.

Generating high quality loan demand remains a challenge, and the decrease in outstanding loans has been accelerated by early payoffs of several larger balance credits. Loan totals have also declined as a result of a decrease in nonperforming loans. The increase in investment securities was driven by an increase in the unrealized gain on available for sale investment securities, which was fueled by favorable changes in market interest rates. The decrease in deferred income taxes is primarily attributed to the change in the market value of the available for sale investment securities portfolio. The portfolio improved from an unrealized loss position at year end 2013 to an unrealized gain as of the end of the current period. Other real estate owned increased primarily by the repossession of two larger balance properties totaling $6.2 million during the second quarter.

Total liabilities were $1.6 billion at June 30, 2014, a decrease of $30.3 million or 1.8% compared to December 31, 2013. The decrease in total liabilities is mainly attributed to a $27.5 million or 2.0% reduction in total deposits, primarily time deposits. Short term borrowings decreased $4.9 million or 16.8%.

Shareholders’ equity was $176 million at June 30, 2014, an increase of $5.9 million or 3.5% compared to $170 million at year-end 2013. The increase in shareholders’ equity was driven by the after-tax increase in the unrealized gain on investment securities in the amount of $8.6 million and is attributed to a decrease in longer-term market interest rates. Net income added $8.2 million to shareholders’ equity during the period. The Company redeemed a portion of its preferred stock in the amount of $10.0 million during the second quarter.

Selected balance sheet amounts and related data are presented in the table below and discussion that follows.

(Dollars in thousands)	June 30, 2014	December 31, 2013	Increase (Decrease)%
Cash and cash equivalents	$68,987	$68,253	$734	1.1%
Investment securities	620,070	613,585	6,485	1.1
Loans, net of allowance of $17,123 and $20,577	953,056	979,306	(26,250)	(2.7)
Other real estate owned	39,034	37,826	1,208	3.2
Other assets	104,036	110,585	(6,549)	(5.9)
Total assets	$1,785,183	$1,809,555	$(24,372)	(1.3)%

Deposits	$1,382,673	$1,410,215	$(27,542)	(2.0)%
Federal funds purchased and other short-term borrowings	24,230	29,123	(4,893)	(16.8)
Other borrowings	176,767	176,850	(83)	-
Other liabilities	25,544	23,312	2,232	9.6
Total liabilities	1,609,214	1,639,500	(30,286)	(1.8)

Preferred stock	20,000	29,988	(9,988)	(33.3)
Common stock	935	935	-	-
Capital surplus	51,220	51,102	118	0.2
Retained earnings	98,336	91,242	7,094	7.8
Accumulated other comprehensive income (loss)	5,478	(3,212)	8,690	(270.5)
Total shareholders’ equity	175,969	170,055	5,914	3.5
Total liabilities and shareholders’ equity	$1,785,183	$1,809,555	$(24,372)	(1.3)%

End of period tangible book value per common share[1]	$20.75	$18.61	$2.14	11.5%
End of period per common share closing price	22.59	21.75	.84	3.9

1Represents total common equity less intangible assets divided by the number of common shares outstanding at the end of the period.

Temporary Investments

Temporary investments consist of interest bearing deposits in other banks and federal funds sold and securities purchased under agreements to resell. The Company uses these funds in the management of liquidity and interest rate sensitivity or as a short-term holding prior to subsequent movement into other investments with higher yields or for other purposes. At June 30, 2014, temporary investments were $42.1 million, a decrease of $3.2 million or 7.1% from year-end 2013.

Investment Securities

The investment securities portfolio is comprised primarily of residential mortgage-backed securities, tax-exempt securities of states and political subdivisions, and debt securities issued by U.S. government-sponsored agencies. Substantially all of the Company’s investment securities are designated as available for sale. Proceeds received from maturing or called investment securities not needed to fund higher-earning loans are either reinvested in similar investments or used to manage liquidity, such as for deposit outflows or other payment obligations. Total investment securities had a carrying amount of $620 million at June 30, 2014, an increase of $6.5 million or 1.1% compared to $614 million at year-end 2013.

The increase in investment securities was driven by a $13.3 million increase in the market value adjustment related to the available for sale portfolio, which exceeded net sales, maturities, and calls totaling $4.8 million. Net premium amortization was $1.9 million and $2.8 million in the current and year ago periods. The increase in the value of the available for sale securities portfolio is attributed to higher bond prices related to longer term maturity periods. Yields for the five, ten, and 30-year Treasury securities declined 11, 50, and 61 basis points, respectively, during the first six months of 2014. Generally, as market interest rates decrease, the value of fixed rate investments increases.

Investment securities include single-issuer trust preferred capital securities of a U.S. based global financial services firm. The amortized cost and estimated fair value of this investment at June 30, 2014 was $5.9 million and $5.4 million, respectively. This represents an increase in fair value of $579 thousand or 12.0% compared to $4.8 million at year-end 2013. These securities reached a twelve-month high price point during the current quarter.

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

Loans

Loans, net of unearned income, were $970 million at June 30, 2014, a decrease of $29.7 million or 3.0% compared to year-end 2013. High quality loan demand remains weak, and the Company continues a measured and cautious approach to loan originations while working to further reduce its level of nonperforming assets in a slow growth economy. Generating high quality loan demand continues to be a challenge, and the decrease in outstanding loans has been accelerated by early payoffs of several larger balance credits. The larger early payoffs relate to nonbank competitors willing to offer nonrecourse and other terms that are significantly below the Company’s underwriting standards. Other significant factors contributing to the decrease in loans include the migration of nonaccrual loans to other real estate owned in the amount of $6.7 million and principal paydowns on nonaccrual loans of $2.3 million.

The composition of the loan portfolio is summarized in the table below.

	June 30, 2014		December 31, 2013
(Dollars in thousands)	Amount	%	Amount	%

Real estate mortgage - construction and land development	$97,769	10.1%	$101,352	10.1%
Real estate mortgage - residential	365,969	37.7	371,582	37.2
Real estate mortgage - farmland and other commercial enterprises	392,910	40.5	418,147	41.8
Commercial, financial, and agriculture	98,632	10.2	92,827	9.3
Installment	14,506	1.5	15,092	1.5
Lease financing	393	-	883	.1
Total	$970,179	100.0%	$999,883	100.0%

On an average basis, loans represented 59.1% of earning assets for the current six month period, a decrease of 155 basis points compared to 60.6% for the year 2013. The decrease in the level of loans as a percentage of earning assets reflects the overall lack of high quality loan demand for which the Company desires. As loan demand changes, available funds are reallocated between temporary investments or investment securities, which typically involve a decrease in credit risk and result in lower yields.

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

The allowance for loan losses was $17.1 million or 1.76% of outstanding loans (net of unearned income) at June 30, 2014. This compares to $20.6 million or 2.06% of net loans outstanding at year-end 2013. The decrease in the allowance as a percentage of net loans outstanding from the prior year-end is mainly attributed to net charge-offs of $2.2 million combined with a credit to the provision for loan losses of $1.3 million. As a percentage of nonperforming loans, the allowance for loan losses was 39.3% at June 30, 2014 compared to 40.7% at year-end 2013. Nonperforming loans include $25.5 million and $26.3 million of accruing restructured loans at June 30, 2014 and year-end 2013, respectively. As a percentage of nonaccrual loans and loans past due 90 days or more, the allowance for loan losses was 94.6% and 84.7% for the current quarter and year-end 2013, respectively.

The $2.2 million of net charge-offs in the current year is primarily made up of two events: charge-offs totaling $1.0 million related to a group of fraudulent loans made by a former loan officer and a charge-off of $755 thousand related to one credit secured by commercial real estate.

The overall improvement in the credit quality of the loan portfolio experienced during 2013 continued during the first six months of 2014. Certain credit quality measures are summarized in the table that follows for the periods indicated. Several of these measures are at the best level in the last three years.

(In thousands)	June 30, 2014	December 31, 2013	June 30, 2013	Three-year High	Three-year Low
Nonperforming loans	$43,551	$50,537	$47,497	$89,066	$43,551
Nonaccrual loans	18,095	23,838	21,259	61,358	18,095
Loans past due 30-89 days and still accruing	3,651	1,460	7,831	11,745	1,460
Loans graded substandard or below	68,448	75,688	82,442	169,369	68,448
Impaired loans	49,623	58,339	61,490	150,561	49,623
Loans, net of unearned income	970,179	999,883	1,004,766	1,101,099	970,179

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

Nonperforming loans were $43.6 million at June 30, 2014, a decrease of $7.0 million or 13.8% compared to $50.5 million at year-end 2013. Nonperforming loans have decreased to the lowest level since the first quarter of 2009, but remain elevated and reflect continuing weaknesses of a slow growing economy and its impact on many of the Company’s customers. Approximately 58% of the Company’s nonperforming loans consist of accruing restructured loans at June 30, 2014. Nonperforming loans, presented by class, were as follows for the periods indicated.

Nonperforming Loans

(In thousands)	June 30, 2014	December 31, 2013
Nonaccrual Loans
Real Estate:
Real estate mortgage - construction and land development	$4,794	$5,821
Real estate mortgage - residential	5,149	5,154
Real estate mortgage - farmland and other commercial enterprises	7,937	12,677
Commercial:
Commercial and industrial	199	160
Lease financing	-	22
Other	11	-
Consumer:
Secured	5	3
Unsecured	-	1
Total nonaccrual loans	$18,095	$23,838

Restructured Loans
Real Estate:
Real estate mortgage - construction and land development	$4,219	$4,391
Real estate mortgage - residential	4,532	4,826
Real estate mortgage - farmland and other commercial enterprises	16,657	16,987
Consumer:
Unsecured	48	51
Total restructured loans	$25,456	$26,255

Past Due 90 Days or More and Still Accruing
Real Estate:
Real estate mortgage - residential	$-	$10
Real estate mortgage - farmland and other commercial enterprises	-	434
Total past due 90 days or more and still accruing	$-	$444

Total nonperforming loans	$43,551	$50,537

Ratio of total nonperforming loans to total loans (net of unearned income)	4.5%	5.1%

The most significant components of nonperforming loans include nonaccrual and restructured loans. Activity during 2014 related to these two components was as follows:

(In thousands)	Nonaccrual Loans	Restructured Loans
Balance at December 31, 2013	$23,838	$26,255
Loans placed on nonaccrual status	4,262	-
Loans restructured	-	-
Principal paydowns	(2,338)	(799)
Transfers to performing status	(413)	-
Transfers to other real estate owned/other foreclosed assets	(6,718)	-
Charge-offs	(536)	-
Balance at June 30, 2014	$18,095	$25,456

The Company’s comprehensive risk-grading and loan review program includes a review of loans to assess risk and assign a grade to those loans, a review of delinquencies, and an assessment of loans for needed charge-offs or placement on nonaccrual status. The Company had loans in the amount of $70.4 million and $79.0 million at June 30, 2014 and year-end 2013, respectively, which were performing but considered potential problem loans and are not included in the nonperforming loan totals in the table above. These loans, however, are considered in establishing an appropriate allowance for loan losses. The balance outstanding for potential problem credits is mainly attributed to continuing weaknesses in the overall economy which continue to strain many of the Company’s customers. Potential problem loans include a variety of borrowers and are secured primarily by various types of real estate including commercial, construction properties, and residential real estate developments. At June 30, 2014, the five largest potential problem credits were $15.6 million in the aggregate compared to $16.7 million at year-end 2013.

Potential problem loans are identified on the Company’s watch list and consist of loans that require close monitoring by management. Credits may be considered as a potential problem loan for reasons that are temporary or correctable, such as for a deficiency in loan documentation or absence of current financial statements of the borrower. Potential problem loans may also include credits where adverse circumstances are identified that may affect the borrower’s ability to comply with the contractual terms of the loan. Other factors which might indicate the existence of a potential problem loan include the delinquency of a scheduled loan payment, deterioration in a borrower’s financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment in which the borrower operates. Certain loans on the Company’s watch list are also considered impaired and specific allowances related to these loans are established in accordance with the appropriate accounting guidance.

Other Real Estate

Other real estate owned (“OREO”) includes real estate properties acquired by the Company through, or in lieu of, actual foreclosure. At June 30, 2014, OREO was $39.0 million, an increase of $1.2 million or 3.2% compared to $37.8 million at year-end 2013. Although up from the prior year-end, OREO is $13.5 million or 25.7% lower than its peak of $52.6 million at year-end 2012. The increase in the current year relates primarily to the repossession of collateral previously securing two larger-balance nonaccrual commercial real estate credits during the second quarter totaling $6.2 million in the aggregate.

(In thousands)	Amount
Balance at December 31, 2013	$37,826
Transfers from loans	6,978
Proceeds from sales	(4,262)
Net loss on sales	(94)
Write-downs and other decreases, net	(1,414)
Balance at June 30, 2014	$39,034

Deposits

A summary of the Company’s deposits are as follows for the periods indicated.

	End of Period			Average
(In thousands)	June 30, 2014	December 31, 2013	Increase (Decrease)	Six Months June 30, 2014	Twelve Months December 31, 2013	Increase (Decrease)
Noninterest Bearing	$279,765	$277,294	$2,471	$271,084	$256,518	$14,566

Interest Bearing
Demand	313,621	320,503	(6,882)	322,884	306,945	15,939
Savings	354,572	340,903	13,669	352,947	333,457	19,490
Time	434,715	471,515	(36,800)	452,848	505,738	(52,890)
Total interest bearing	1,102,908	1,132,921	(30,013)	1,128,679	1,146,140	(17,461)

Total Deposits	$1,382,673	$1,410,215	$(27,542)	$1,399,763	$1,402,658	$(2,895)

The decrease in total end of period deposits was driven by lower time deposits of $36.8 million or 7.8%. The decrease in time deposits is a result of the Company’s overall high liquidity position and a strategy to lower overall funding costs, mainly by allowing higher-rate certificates of deposit to roll off or reprice at lower interest rates. Many of those balances have been rolled into either interest bearing or noninterest bearing demand accounts by the customer. As rates have decreased throughout the deposit portfolio, many customers have opted to transfer funds from maturing time deposits or investments from other sources into short-term demand or savings accounts. The Company has not sought out or accepted brokered deposits in the past nor does it have plans to do so in the future.

Borrowed Funds

Total borrowed funds were $201 million at June 30, 2014, a decrease of $5.0 million or 2.4% from year-end 2013. The decrease in borrowed funds was driven by a $4.9 million or 16.8% decrease in short-term borrowings. Short-term borrowings primarily represent funds that have been swept out of the deposit accounts of certain qualifying commercial customers and into repurchase agreements and accounted for as secured borrowings by the Company. Long-term borrowings, which consist of long-term repurchase agreements, subordinated notes payable, and federal home loan borrowings, were virtually unchanged at $177 million.

LIQUIDITY

The primary source of funds for the Parent Company is the receipt of dividends from its subsidiary banks, cash balances maintained, and borrowings from nonaffiliated sources. Payment of dividends by the Company’s subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. In addition, United Bank & Trust Company (“United Bank”) and Citizens Bank of Northern Kentucky, Inc. (“Citizens Northern”) each must obtain regulatory approval to declare or pay dividends to the Parent Company as a result of increased capital required in connection with prior regulatory exams. Capital ratios at each of the Company’s four subsidiary banks exceed regulatory established “well-capitalized” status at June 30, 2014 under the prompt corrective action regulatory framework; however, United Bank and Citizens Northern are required to maintain capital ratios at higher levels as outlined in their regulatory agreements. The capital ratios at these two banks also exceeded those required higher amounts at June 30, 2014.

The Parent Company’s primary uses of cash include the payment of dividends to its preferred and common shareholders, injecting capital into subsidiaries, paying interest expense on borrowings, and paying for general operating expenses. The regulatory agreement entered into during 2009 between the Company and its primary banking regulators was terminated in March 2014. Therefore, the Company is no longer required to receive permission from its banking regulators to make interest payments on its trust preferred securities or to pay dividends on its common and preferred stock. However, the Company’s current goal is to redeem all of its outstanding preferred stock before considering the payment of a dividend on its common stock. The Company redeemed 10,000 shares, or one-third, of its outstanding preferred stock on May 15, 2014. Further redemptions, which require regulatory approval, will be based on satisfactory financial performance and take into consideration the Company’s capital position, earnings, asset quality, and other factors. The timing and amount of any further redemption by the Company of its remaining outstanding preferred stock will be disclosed when it is assured.

The Parent Company had cash balances of $33.7 million and $36.5 million at June 30, 2014 and year-end 2013, respectively. Significant cash receipts of the Parent Company for 2014 include dividend payments from its bank and nonbanking subsidiaries of $6.0 million and $1.5 million, respectively, a return of capital from a nonbank subsidiary in the amount of $1.0 million, and management fees from subsidiaries of $1.8 million. Significant cash payments by the Parent Company in 2014 include $10.0 million to redeem a portion of its outstanding preferred stock, $1.3 million for salaries, payroll taxes, and employee benefits, and $1.1 million for the payment of dividends on outstanding preferred stock.

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

As of June 30, 2014, the Company had $258 million of additional borrowing capacity under various FHLB, federal funds, and other borrowing agreements. However, there is no guarantee that these sources of funds will continue to be available to the Company, or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in the Company’s liquidity from these sources. The Company’s borrowing capacity has increased $30.0 million or 13.2% since year-end 2013 primarily by entering into a new $20.0 million unsecured federal funds line agreement during the second quarter.

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

Liquid assets consist of cash, cash equivalents, and available for sale investment securities. At June 30, 2014, consolidated liquid assets were $685 million, relatively unchanged from $681 million at year-end 2013. The Company’s liquidity position remains elevated mainly as a result of the Company’s overall net funding position and weak loan demand. The overall funding position of the Company changes as loan demand, deposit levels, and other sources and uses of funds fluctuate.

Net cash provided by operating activities was $18.9 million and $13.6 million for the first six months of 2014 and 2013, respectively. This represents an increase of $5.2 million or 38.2%, driven mainly by an increase in net mortgage loans sold. Net cash flow from investing activities was $25.4 million for 2014 compared with a net use of $5.6 million for 2013. This represents a change of $30.9 million and was driven by net loan and investment securities activity. The Company had net loan repayment activity of $18.9 million for 2014 as overall paydowns exceeded new demand. For 2013, an increase in loan demand resulted in net origination activity of $2.7 million. For investment securities, the Company had net cash inflows of $5.0 million for 2014 compared to net cash outflows of $8.5 million in the year earlier. Net cash inflows from investments represent proceeds received from the sale, maturity, and calls of investment securities, net of purchases during the period. For 2014, excess cash flows were used more to fund deposit runoff, along with debt repayments and the redemption of a portion of the Company’s preferred stock. In 2013, investment cash inflows went more to purchase additional investment securities.

Net cash used in financing activities was $43.5 million for the first six months of 2014, an increase of $37.2 million compared with $6.3 million for 2013. The increase in net cash used in financing activities relates primarily to deposits and short-term borrowing activity combined with the redemption a portion of the Company’s preferred stock outstanding in the amount of $10.0 million. Net outflows related to deposits were $27.5 million for the first six months of 2014, up $19.2 million when compared to $8.3 million for a year earlier. Net repayments on short-term borrowings were $4.9 million for 2014 compared to net proceeds received of $4.7 million for 2013.

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

CAPITAL RESOURCES

Shareholders’ equity was $176 million at June 30, 2014, an increase of $5.9 million or 3.5% compared to $170 million at year-end 2013. The increase in shareholders’ equity was driven by net income and other comprehensive income of $8.2 million and $8.7 million, respectively, partially offset by the redemption of preferred stock in the amount of $10.0 million. The increase in other comprehensive income was driven by an $8.6 million increase in the after-tax value of the available for sale investment securities portfolio, which occurred as a result of favorable changes in market interest rates during the quarter, primarily on longer dated maturities. Generally, as market interest rates fall, the value of fixed rate investments increases.

On January 9, 2009, the Company issued 30 thousand shares of Series A, no par value cumulative perpetual preferred stock. The dividend rate on the preferred shares increased to 9% from 5% on February 15, 2014. During the second quarter of 2014, the Company redeemed 10 thousand, or one-third, of the preferred shares for $10.0 million plus accrued dividends. The redemption of the shares mitigates the impact of the rate increase on earnings per common share. The amount of dividends payable for a full quarter without the redemption would have resulted in an increase of $300 thousand, equal to $.04 per common share per quarter. After the redemption, the increase in dividends for a full quarter amount to only $75 thousand or $.01 per common share per quarter. The Company’s goal is to redeem the remaining outstanding preferred shares as soon as its capital position, earnings, asset quality, and other factors indicate it is warranted. Further redemptions, however, will also require the approval of banking regulators. The timing and amount of any further redemption by the Company of its remaining outstanding preferred shares will be disclosed when it is assured.

During the first quarter of 2014, the Parent Company received notice that it was no longer subject to the regulatory agreement that had been in place since the fourth quarter of 2009. The agreement was terminated as a result of continued satisfactory compliance, most notably from the progress made in lowering nonperforming assets and increasing capital levels. Since the agreement has been terminated, the Company is no longer required to receive permission from its banking regulators to make interest payments on its trust preferred securities or to pay dividends on its common and preferred stock. However, the Company’s current goal is to redeem all of its outstanding preferred stock before considering the payment of a dividend on its common stock.

The Parent Company is under no directive by its regulators to raise any additional capital, although it periodically evaluates potential capital raising scenarios. However, no determination has been made as to if or when a capital raise will be completed. Net proceeds from a potential sale of securities could be used for any corporate purpose determined by the Company’s board of directors.

At June 30, 2014, the Company’s tangible capital ratio was 9.82%, an increase of 47 basis points compared to 9.35% at year-end 2013. The tangible capital ratio is defined as tangible equity as a percentage of tangible assets and excludes intangible assets. Tangible common equity to tangible assets, which further excludes outstanding preferred stock, was 8.70% and 7.70% at June 30, 2014 and year-end 2013, respectively. This represents an increase of 100 basis points in the comparison.

Consistent with the objective of operating a sound financial organization, the Company’s goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios and the regulatory minimums are as follows as of the dates indicated.

	June 30, 2014			December 31, 2013
	Tier 1 Risk-based Capital[1]	Total Risk-based Capital[1]	Tier 1 Leverage[2]	Tier 1 Risk-based Capital[1]	Total Risk-based Capital[1]	Tier 1 Leverage[2]
Consolidated	19.43%	20.69%	11.99%	18.95%	20.21%	11.90%

Farmers Bank & Capital Trust Company	18.08	19.33	9.71	17.56	18.82	9.60
United Bank[3]	16.16	17.43	10.31	15.06	16.33	9.67
First Citizens Bank	13.39	14.07	9.20	12.92	13.67	9.03
Citizens Northern[3]	14.12	15.37	9.81	13.57	14.82	9.67

Regulatory minimum	4.00	8.00	4.00	4.00	8.00	4.00
Well-capitalized status	6.00	10.00	5.00	6.00	10.00	5.00

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360 - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the requirements for reporting discontinued operations and seeks to enhance the FASB and International Accounting Standards Board’s (“IASB”) convergence project regarding such reporting requirements. A discontinued operation may include a component of an entity, a group of components of an entity, a business or a non-profit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. This ASU, which is intended to reduce the frequency of disposals reported as discontinued operations, requires additional disclosures regarding discontinued operations. Those disclosures include among others, the requirement that an entity present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position.

For the Company, the guidance of ASU 2014-08 is effective prospectively for annual periods beginning on or after December 15, 2014, and interim periods within that year. The Company does not expect there to be a material impact on its consolidated financial position, results of operations, or cash flows upon adoption.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as part of a joint project with the IASB to clarify revenue-recognition principles and develop a common revenue standard for U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). ASU No. 2014-09 is expected to remove inconsistencies and weaknesses in revenue requirements and improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The scope of the new ASU includes all contracts with customers to provide goods or services in the ordinary course of business, except the following contracts that are specifically excluded from the scope:

●	Lease contracts within the scope of ASC 840
●	Insurance contracts within the scope of ASC 944
●	Financial instruments and other contractual rights or obligations (e.g., receivables, debt and equity securities, derivatives)
●	Guarantees (other than product or service warranties) within the scope of ASC 460
●	Nonmonetary exchanges between entities in the same line of business to facilitate sales to customers other than the parties to the exchange

The primary principle of ASU 2014-09 is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the guidance provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.

For the Company, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted. Entities should apply the amendments either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. If an entity elects the second method, then it should also provide the additional disclosures in reporting periods that include the date of initial application of (1) the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and (2) an explanation of the reasons for significant changes. The Company is currently evaluating the potential impact of ASU 2014-09 on its consolidated financial position, results of operations, and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

At June 30, 2014, the model indicated that if rates were to gradually increase by 150 basis points during the remainder of the calendar year, then net interest income and net income would decrease 0.1% and 0.3%, respectively for the year ending December 31, 2014 when compared to the forecasted results for the most likely rate environment. The model indicated that if rates were to gradually decrease by 150 basis points over the same period, then net interest income and net income would decrease 0.4% and 0.9%, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended June 30, 2014 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2014, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. It is the opinion of management, after discussion with legal counsel, that the disposition or ultimate resolution of such claims and legal actions will not have a material effect upon the consolidated financial statements of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Beginning January 1, 2014, the Company changed the payment form of its board meeting fees and quarterly fees from 100% cash to 50% in cash and 50% in Company common stock. The shares are issued as part of a plan adopted by the board of directors. Each director has elected to participate by entering an agreement with the Company to accept common stock in lieu of cash for 50% of the director’s board meeting and quarterly fees. As the shares are only issued to directors as part of a plan approved by the board, the shares are exempt from the registration requirements of the Securities Act of 1933, as amended (the “1933 Act”), as a sale not involving any public offering under Section 4(2) of the 1933 Act. The value of the shares issued in payment is determined by the closing price of the Company’s common stock on the NASDAQ Global Select Market on the business trading day immediately preceding the meeting day for board meeting fees and the business trading day immediately preceding the first meeting of the quarter for each quarterly fee. Attendance for committee meetings will continue to be paid completely in cash. As employee directors are not paid director’s fees, only non-employee directors receive stock under this plan.

In the quarter ended June 30, 2014, the Company issued a total of 871 shares of common stock to its non-employee directors under this plan as compensation for $18 thousand of director fees. Since January 1, 2014, the Company has issued a total of 1,780 shares of common stock to its directors under this plan as compensation for $36 thousand of director fees. The cash retained by the Company by issuing common stock in lieu of paying cash is used for general corporate purposes. There are no brokers involved in the issuance of stock to directors and no commissions or other broker fees are paid.

At various times, the Company’s Board of Directors has authorized the purchase of shares of the Company’s outstanding common stock. No stated expiration dates have been established under any of the previous authorizations. There were no Company shares purchased during the quarter ended June 30, 2014. There are 84,971 shares that may still be purchased under the various authorizations.

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

Date:	August 7, 2014	/s/ Lloyd C. Hillard, Jr.
Lloyd C. Hillard, Jr.
President and CEO
(Principal Executive Officer)

Date:	August 7, 2014	/s/ Doug Carpenter
C. Douglas Carpenter
Executive Vice President, Secretary, and CFO
(Principal Financial and Accounting Officer)