Form 10-Q
period 2014-09-30
FARMERS CAPITAL BANK CORP
filed 2014-11-07
CIK 713095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 OR 15(d) of

The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

7,487,539 shares outstanding at November 6, 2014

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
Unaudited Condensed Consolidated Balance Sheets	3
Unaudited Condensed Consolidated Statements of Income	4
Unaudited Condensed Consolidated Statements of Comprehensive Income	5
Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity	6
Unaudited Condensed Consolidated Statements of Cash Flows	7
Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3. Quantitative and Qualitative Disclosures About Market Risk	53

Item 4. Controls and Procedures	53

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	54

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 5. Other Information	54

Item 6. Exhibits	55

SIGNATURES	57

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
(Dollars in thousands, except share data)	2014	2013
Assets
Cash and cash equivalents:
Cash and due from banks	$18,946	$22,925
Interest bearing deposits in other banks	50,861	41,749
Federal funds sold and securities purchased under agreements to resell	1,036	3,579
Total cash and cash equivalents	70,843	68,253
Investment securities:
Available for sale, amortized cost of $613,004 (2014) and $618,395 (2013)	618,375	612,820
Held to maturity, fair value of $3,977 (2014) and $827 (2013)	3,801	765
Total investment securities	622,176	613,585
Loans, net of unearned income	953,832	999,883
Allowance for loan losses	(15,692)	(20,577)
Loans, net	938,140	979,306
Premises and equipment, net	35,313	36,273
Company-owned life insurance	29,132	28,899
Intangible assets, net	550	854
Other real estate owned	34,766	37,826
Other assets	38,951	44,559
Total assets	$1,769,871	$1,809,555
Liabilities
Deposits:
Noninterest bearing	$283,582	$277,294
Interest bearing	1,081,576	1,132,921
Total deposits	1,365,158	1,410,215
Federal funds purchased and other short-term borrowings	32,807	29,123
Securities sold under agreements to repurchase and other long-term borrowings	119,759	127,880
Subordinated notes payable to unconsolidated trusts	48,970	48,970
Dividends payable	225	188
Other liabilities	24,765	23,124
Total liabilities	1,591,684	1,639,500
Shareholders’ Equity
Preferred stock, no par value 1,000,000 shares authorized; 20,000 and 30,000 Series A shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively; Liquidation preference of $20,000 at September 30, 2014	20,000	29,988
Common stock, par value $.125 per share 14,608,000 shares authorized; 7,486,756 and 7,478,706 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	936	935
Capital surplus	51,287	51,102
Retained earnings	101,993	91,242
Accumulated other comprehensive income (loss)	3,971	(3,212)
Total shareholders’ equity	178,187	170,055
Total liabilities and shareholders’ equity	$1,769,871	$1,809,555

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2014	2013	2014	2013
Interest Income
Interest and fees on loans	$12,441	$13,313	$37,759	$40,335
Interest on investment securities:
Taxable	2,857	2,578	8,917	7,599
Nontaxable	644	629	1,905	1,885
Interest on deposits in other banks	32	42	96	114
Interest on federal funds sold and securities purchased under agreements to resell	2	1	4	3
Total interest income	15,976	16,563	48,681	49,936
Interest Expense
Interest on deposits	1,030	1,423	3,337	4,610
Interest on federal funds purchased and other short-term borrowings	12	21	42	60
Interest on securities sold under agreements to repurchase and other long-term borrowings	1,259	1,292	3,802	3,837
Interest on subordinated notes payable to unconsolidated trusts	212	217	631	650
Total interest expense	2,513	2,953	7,812	9,157
Net interest income	13,463	13,610	40,869	40,779
Provision for loan losses	(1,536)	(586)	(2,792)	(1,580)
Net interest income after provision for loan losses	14,999	14,196	43,661	42,359
Noninterest Income
Service charges and fees on deposits	1,993	2,116	5,900	6,094
Allotment processing fees	1,276	1,217	3,795	3,724
Other service charges, commissions, and fees	1,316	1,282	3,950	3,738
Trust income	812	497	1,880	1,451
Investment securities gains (losses), net	8	2	(67)	(58)
Gains on sale of mortgage loans, net	123	236	343	867
Income from company-owned life insurance	511	244	990	716
Other	103	84	715	(2)
Total noninterest income	6,142	5,678	17,506	16,530
Noninterest Expense
Salaries and employee benefits	7,530	7,229	22,223	21,784
Occupancy expenses, net	1,229	1,247	3,720	3,578
Equipment expenses	637	619	1,824	1,760
Data processing and communication expenses	979	929	2,953	2,972
Bank franchise tax	585	603	1,807	1,803
Amortization of intangibles	101	135	303	405
Deposit insurance expense	426	559	1,327	1,698
Other real estate expenses, net	1,974	2,404	3,976	4,781
Legal expenses	293	209	715	575
Other	1,997	2,050	5,656	5,859
Total noninterest expense	15,751	15,984	44,504	45,215
Income before income taxes	5,390	3,890	16,663	13,674
Income tax expense	1,283	855	4,362	3,300
Net income	4,107	3,035	12,301	10,374
Less preferred stock dividends and discount accretion	450	489	1,550	1,461
Net income available to common shareholders	$3,657	$2,546	$10,751	$8,913
Per Common Share
Net income - basic and diluted	$.49	$.34	$1.44	$1.19
Cash dividends declared	N/A	N/A	N/A	N/A
Weighted Average Common Shares Outstanding
Basic and diluted	7,485	7,475	7,482	7,473

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Net Income	$4,107	$3,035	$12,301	$10,374
Other comprehensive (loss) income:
Unrealized holding (loss) gain on available for sale securities arising during the period on securities held at end of period, net of tax of $(820), $912, $3,796 and $(5,110), respectively	(1,522)	1,694	7,049	(9,490)

Reclassification adjustment for prior period unrealized (gain) loss previously reported in other comprehensive income recognized during current period, net of tax of $4, $1, $(36) and $20, respectively	(7)	(1)	66	(38)

Change in unfunded portion of postretirement benefit obligation, net of tax of $12, $25, $37 and $71, respectively	22	43	68	131
Other comprehensive (loss) income	(1,507)	1,736	7,183	(9,397)
Comprehensive income	$2,600	$4,771	$19,484	$977

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except per share data)						Accumulated
						Other	Total
Nine months ended	Preferred	Common Stock		Capital	Retained	Comprehensive	Shareholders’
September 30, 2014 and 2013	Stock	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
Balance at January 1, 2014	$29,988	7,479	$935	$51,102	$91,242	$(3,212)	$170,055
Net income	-	-	-	-	12,301	-	12,301
Other comprehensive income	-	-	-	-	-	7,183	7,183
Cash dividends declared – preferred, $62.50 per share	-	-	-	-	(1,538)	-	(1,538)
Preferred stock discount accretion	12	-	-	-	(12)	-	-
Redemption of preferred stock	(10,000)	-	-	-	-	-	(10,000)
Shares issued under director compensation plan	-	3	-	64	-	-	64
Shares issued pursuant to employee stock purchase plan	-	5	1	93	-	-	94
Expense related to employee stock purchase plan	-	-	-	28	-	-	28
Balance at September 30, 2014	$20,000	7,487	$936	$51,287	$101,993	$3,971	$178,187

Balance at January 1, 2013	$29,537	7,470	$934	$50,934	$79,747	$6,869	$168,021
Net income	-	-	-	-	10,374	-	10,374
Other comprehensive loss	-	-	-	-	-	(9,397)	(9,397)
Cash dividends declared – preferred, $37.50 per share	-	-	-	-	(1,125)	-	(1,125)
Preferred stock discount accretion	336	-	-	-	(336)	-	-
Shares issued pursuant to employee stock purchase plan	-	7	1	98	-	-	99
Expense related to employee stock purchase plan	-	-	-	28	-	-	28
Balance at September 30, 2013	$29,873	7,477	$935	$51,060	$88,660	$(2,528)	$168,000

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Cash Flows

Nine months ended September 30, (In thousands)	2014	2013
Cash Flows from Operating Activities
Net income	$12,301	$10,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,033	3,013
Net premium amortization of investment securities:
Available for sale	2,889	4,068
Held to maturity	29	-
Provision for loan losses	(2,792)	(1,580)
Deferred income tax expense	1,145	142
Noncash employee stock purchase plan expense	28	28
Noncash director fee compensation	64	-
Mortgage loans originated for sale	(19,289)	(42,867)
Proceeds from sale of mortgage loans	23,177	42,948
Gain on sale of mortgage loans, net	(343)	(867)
(Gain) loss on disposal and write downs of premises and equipment, net	(5)	4
Net loss on sale and write downs of other real estate	2,622	3,820
Net loss on sale of available for sale investment securities	67	58
Increase in cash surrender value of company-owned life insurance	(694)	(689)
Death benefits in excess of cash surrender value on company-owned life insurance	(276)	-
Decrease in accrued interest receivable	281	41
Decrease (increase) in other assets	231	(3)
Decrease in accrued interest payable	(123)	(209)
Increase in other liabilities	1,869	4,208
Net cash provided by operating activities	24,214	22,489
Cash Flows from Investing Activities
Proceeds from maturities and calls of available for sale investment securities	68,702	102,757
Proceeds from sale of available for sale investment securities	12,866	948
Purchase of investment securities:
Available for sale	(79,133)	(135,435)
Held to maturity	(3,065)	-
Proceeds from sale of restricted stock investments, net	148	-
Principal collected (disbursed) on loans originated for investment, net	34,554	(6,764)
Purchase of premises and equipment	(1,620)	(2,970)
Proceeds from sale of other real estate	6,819	8,604
Proceeds from disposals of premises and equipment	5	31
Net cash provided by (used in) investing activities	39,276	(32,829)
Cash Flows from Financing Activities
Net decrease in deposits	(45,057)	(7,325)
Net increase in federal funds purchased and other short-term borrowings	3,684	8,802
Proceeds from securities sold under agreements to repurchase and other long-term borrowings	7	-
Repayments of securities sold under agreements to repurchase and other long-term borrowings	(8,128)	(2,132)
Redemption of preferred stock	(10,000)	-
Dividends paid, preferred stock	(1,500)	(1,125)
Shares issued under employee stock purchase plan	94	99
Net cash used in financing activities	(60,900)	(1,681)
Net increase (decrease) in cash and cash equivalents	2,590	(12,021)
Cash and cash equivalents at beginning of year	68,253	95,855
Cash and cash equivalents at end of period	$70,843	$83,834
Supplemental Disclosures
Cash paid during the period for:
Interest	$7,935	$9,366
Income taxes	1,850	4,400
Transfers from loans to other real estate	7,630	5,589
Sale and financing of other real estate	1,771	4,091
Cash dividends payable, preferred	225	188

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

3. Accumulated Other Comprehensive Income

The following table presents changes in accumulated other comprehensive income by component, net of tax, for the periods indicated.

Three months ended September 30,	2014			2013
(In thousands)	Unrealized Gains and Losses on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total	Unrealized Gains and Losses on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total
Beginning balance	$5,021	$457	$5,478	$(1,810)	$(2,454)	$(4,264)
Other comprehensive (loss) income before reclassifications	(1,522)	-	(1,522)	1,694	-	1,694
Amounts reclassified from accumulated other comprehensive income	(7)	22	15	(1)	43	42
Net current-period other comprehensive (loss) income	(1,529)	22	(1,507)	1,693	43	1,736
Ending balance	$3,492	$479	$3,971	$(117)	$(2,411)	$(2,528)

Nine months ended September 30,	2014			2013
(In thousands)	Unrealized Gains and Losses on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total	Unrealized Gains and Losses on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total
Beginning balance	$(3,623)	$411	$(3,212)	$9,411	$(2,542)	$6,869
Other comprehensive income (loss) before reclassifications	7,049	-	7,049	(9,490)	-	(9,490)
Amounts reclassified from accumulated other comprehensive income	66	68	134	(38)	131	93
Net current-period other comprehensive income (loss)	7,115	68	7,183	(9,528)	131	(9,397)
Ending balance	$3,492	$479	$3,971	$(117)	$(2,411)	$(2,528)

The following table presents amounts reclassified out of accumulated other comprehensive income by component for the period indicated. Line items in the statement of income affected by the reclassification are also presented.

	Amount Reclassified from Accumulated Other Comprehensive Income				Affected Line Item in the Statement Where Net Income is Presented
	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2014	2013	2014	2013
Unrealized gains and losses on available for sale investment securities	$11	$2	$(102)	$58	Investment securities gains (losses), net
	(4)	(1)	36	(20)	Income tax expense
	$7	$1	$(66)	$38	Net of tax

Amortization related to postretirement benefits
Prior service costs	$(51)	$(65)	$(155)	$(193)	Salaries and employee benefits
Actuarial gains (losses)	17	(3)	50	(9)	Salaries and employee benefits
	(34)	(68)	(105)	(202)	Total before tax
	12	25	37	71	Income tax benefit
	$(22)	$(43)	$(68)	$(131)	Net of tax

Total reclassifications for the period	$(15)	$(42)	$(134)	$(93)	Net of tax

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

Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the requirements for reporting discontinued operations and seeks to enhance the FASB and International Accounting Standards Board’s (“IASB”) convergence project regarding such reporting requirements. A discontinued operation may include a component of an entity, a group of components of an entity, a business or a non-profit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. This ASU, which is intended to reduce the frequency of disposals reported as discontinued operations, requires additional disclosures regarding discontinued operations. Those disclosures include among others, the requirement that an entity present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position.

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

The amendments in this ASU are effective for the Company in annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. Entities should apply the amendments either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. If an entity elects the second method, then it should also provide the additional disclosures in reporting periods that include the date of initial application of (1) the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and (2) an explanation of the reasons for significant changes. The Company is evaluating the potential impact of ASU 2014-09 on its consolidated financial position, results of operations, and cash flows.

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860) - Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. This ASU amends guidance on the accounting for certain repurchase agreements. The new ASU (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), (2) eliminates accounting guidance on linked repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. The accounting changes in this ASU are effective for the first interim or annual period beginning after December 15, 2014. In addition, the disclosure for certain transactions accounted for as a sale are effective for the first interim or annual period beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. The Company does not expect there to be a material impact on its consolidated financial position, results of operations, or cash flows upon adoption.

In August 2014, the FASB issued ASU 2014-14, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force). The ASU requires that, upon foreclosure, a guaranteed mortgage loan be derecognized and a separate other receivable be recognized when specific criteria are met. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company does not expect there to be a material impact on its consolidated financial position, results of operations, or cash flows upon adoption.

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

Net income per common share computations were as follows for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2014	2013	2014	2013

Net income, basic and diluted	$4,107	$3,035	$12,301	$10,374
Less preferred stock dividends and discount accretion	450	489	1,550	1,461
Net income available to common shareholders, basic and diluted	$3,657	$2,546	$10,751	$8,913

Average common shares issued and outstanding, basic and diluted	7,485	7,475	7,482	7,473

Net income per common share, basic and diluted	$.49	$.34	$1.44	$1.19

Stock options for 18,049 and 22,049 shares of common stock were not included in the determination of diluted net income per common share for each period in 2014 and 2013, respectively, because they were antidilutive.

6. Investment Securities

The following tables summarize the amortized costs and estimated fair value of the securities portfolio at September 30, 2014 and December 31, 2013. The summary is divided into available for sale and held to maturity investment securities.

September 30, 2014 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$99,069	$241	$1,436	$97,874
Obligations of states and political subdivisions	133,097	2,936	443	135,590
Mortgage-backed securities – residential	372,455	7,002	2,636	376,821
Mortgage-backed securities – commercial	737	-	26	711
Corporate debt securities	6,728	34	303	6,459
Mutual funds and equity securities	918	9	7	920
Total securities – available for sale	$613,004	$10,222	$4,851	$618,375
Held To Maturity
Obligations of states and political subdivisions	$3,801	$176	$-	$3,977

December 31, 2013 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$96,750	$155	$3,155	$93,750
Obligations of states and political subdivisions	132,311	2,056	2,397	131,970
Mortgage-backed securities – residential	379,238	5,071	6,232	378,077
Mortgage-backed securities – commercial	748	-	59	689
Corporate debt securities	7,266	40	1,049	6,257
Mutual funds and equity securities	2,082	15	20	2,077
Total securities – available for sale	$618,395	$7,337	$12,912	$612,820
Held To Maturity
Obligations of states and political subdivisions	$765	$62	$-	$827

The amortized cost and estimated fair value of the debt securities portfolio at September 30, 2014, by contractual maturity, are detailed below. The summary is divided into available for sale and held to maturity securities. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mutual funds and equity securities in the available for sale portfolio consist of investments attributed to the Company’s captive insurance subsidiary. These securities have no stated maturity and are not included in the maturity schedule that follows.

Mortgage-backed securities are stated separately due to the nature of payment and prepayment characteristics of these securities, as principal is not due at a single date.

	Available For Sale		Held To Maturity
	Amortized	Estimated	Amortized	Estimated
September 30, 2014 (In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$8,565	$8,590	$-	$-
Due after one year through five years	128,067	128,821	-	-
Due after five years through ten years	85,755	86,111	765	855
Due after ten years	16,507	16,401	3,036	3,122
Mortgage-backed securities	373,192	377,532	-	-
Total	$612,086	$617,455	$3,801	$3,977

Gross realized gains and losses on the sale of available for sale investment securities were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013

Gross realized gains	$8	$3	$186	$6
Gross realized losses	-	1	253	64
Net realized gain (loss)	$8	$2	$(67)	$(58)

Investment securities with unrealized losses at September 30, 2014 and December 31, 2013 not recognized in income are presented in the tables below. The tables segregate investment securities that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or more. The tables also include the fair value of the related securities.

	Less than 12 Months		12 Months or More		Total
September 30, 2014 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$8,609	$32	$66,628	$1,404	$75,237	$1,436
Obligations of states and political subdivisions	11,006	20	25,704	423	36,710	443
Mortgage-backed securities – residential	72,689	315	96,817	2,321	169,506	2,636
Mortgage-backed securities – commercial	-	-	711	26	711	26
Corporate debt securities	52	1	5,574	302	5,626	303
Mutual funds and equity securities	39	1	100	6	139	7
Total	$92,395	$369	$195,534	$4,482	$287,929	$4,851

	Less than 12 Months		12 Months or More		Total
December 31, 2013 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$65,094	$2,434	$11,830	$721	$76,924	$3,155
Obligations of states and political subdivisions	48,715	1,594	15,095	803	63,810	2,397
Mortgage-backed securities – residential	219,032	5,199	16,306	1,033	235,338	6,232
Mortgage-backed securities – commercial	689	59	-	-	689	59
Corporate debt securities	80	-	4,816	1,049	4,896	1,049
Mutual funds and equity securities	716	17	22	3	738	20
Total	$334,326	$9,303	$48,069	$3,609	$382,395	$12,912

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

Corporate debt securities in the Company’s investment securities portfolio at September 30, 2014 include single-issuer trust preferred capital securities with an unrealized loss of $302 thousand and a carrying value of $5.6 million. These securities were issued by a national and global financial services firm and purchased by the Company during 2007. The securities are currently performing and continue to be rated as investment grade by major rating agencies. The issuer of the securities announced in the first quarter of 2014 an increase in per share common dividend payments and authorization of a common equity repurchase plan. The market price for these securities reached a twelve month high during the third quarter of 2014. The Company does not intend to sell these securities nor does the Company believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company believes these securities are not impaired due to reasons of credit quality or other factors, but rather the unrealized loss is primarily attributed to continuing uncertainties in both international and domestic economies and market volatility. The Company believes that it will collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will continue to recover as they approach their maturity dates.

The Company attributes the unrealized losses in other sectors of its investment securities portfolio to changes in market interest rates and volatility. Investment securities with unrealized losses at September 30, 2014 are performing according to their contractual terms, and the Company does not expect to incur a loss on these securities unless they are sold prior to maturity. The Company does not have the intent to sell these securities nor does it believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company does not consider any of the securities to be impaired due to reasons of credit quality or other factors.

7. Loans and Allowance for Loan Losses

Major classifications of loans outstanding are summarized as follows:

(In thousands)	September 30, 2014	December 31, 2013

Real Estate:
Real estate mortgage - construction and land development	$97,270	$101,352
Real estate mortgage - residential	361,315	371,582
Real estate mortgage - farmland and other commercial enterprises	382,789	418,147
Commercial:
Commercial and industrial	53,859	47,426
States and political subdivisions	24,355	21,561
Lease financing	241	902
Other	20,022	23,840
Consumer:
Secured	8,184	8,579
Unsecured	5,799	6,513
Total loans	953,834	999,902
Less unearned income	2	19
Total loans, net of unearned income	$953,832	$999,883

Activity in the allowance for loan losses by portfolio segment was as follows for the periods indicated.

(In thousands)	Real Estate	Commercial	Consumer	Total
Three months ended September 30, 2014
Balance, beginning of period	$15,448	$1,338	$337	$17,123
Provision for loan losses	(1,036)	(496)	(4)	(1,536)
Recoveries	114	691	20	825
Loans charged off	(436)	(230)	(54)	(720)
Balance, end of period	$14,090	$1,303	$299	$15,692

Nine months ended September 30, 2014
Balance, beginning of period	$18,716	$1,409	$452	$20,577
Provision for loan losses	(3,395)	634	(31)	(2,792)
Recoveries	471	736	94	1,301
Loans charged off	(1,702)	(1,476)	(216)	(3,394)
Balance, end of period	$14,090	$1,303	$299	$15,692

(In thousands)	Real Estate	Commercial	Consumer	Total
Three months ended September 30, 2013
Balance, beginning of period	$20,240	$2,177	$526	$22,943
Provision for loan losses	(528)	(2)	(56)	(586)
Recoveries	70	25	37	132
Loans charged off	(407)	(98)	(35)	(540)
Balance, end of period	$19,375	$2,102	$472	$21,949

Nine months ended September 30, 2013
Balance, beginning of period	$22,254	$1,513	$678	$24,445
Provision for loan losses	(2,028)	615	(167)	(1,580)
Recoveries	254	122	187	563
Loans charged off	(1,105)	(148)	(226)	(1,479)
Balance, end of period	$19,375	$2,102	$472	$21,949

The following tables present individually impaired loans by class of loans for the dates indicated.

September 30, 2014 (In thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Allowance for Loan Losses Allocated
Real Estate
Real estate mortgage - construction and land development	$15,152	$8,297	$4,159	$12,456	$647
Real estate mortgage - residential	10,237	3,164	6,961	10,125	1,370
Real estate mortgage - farmland and other commercial enterprises	26,167	7,403	18,648	26,051	1,440
Commercial
Commercial and industrial	222	23	199	222	132
Consumer
Unsecured	27	-	27	27	27
Total	$51,805	$18,887	$29,994	$48,881	$3,616

December 31, 2013 (In thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Allowance for Loan Losses Allocated
Real Estate
Real estate mortgage - construction and land development	$17,234	$9,742	$4,699	$14,441	$930
Real estate mortgage - residential	11,595	2,871	8,612	11,483	1,443
Real estate mortgage - farmland and other commercial enterprises	32,102	12,262	19,746	32,008	1,443
Commercial
Commercial and industrial	311	24	293	317	200
Consumer
Secured	18	-	18	18	15
Unsecured	71	-	72	72	71
Total	$61,331	$24,899	$33,440	$58,339	$4,102

Three Months Ended September 30,	2014			2013
(In thousands)	Average	Interest Income Recognized	Cash Basis Interest Recognized	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate mortgage – construction and land development	$13,157	$46	$46	$16,815	$128	$109
Real estate mortgage – residential	10,651	150	143	11,799	94	105
Real estate mortgage – farmland and other commercial enterprises	27,014	495	495	33,925	329	318
Commercial
Commercial and industrial	375	2	2	1,037	4	4
Consumer
Secured	-	-	-	18	-	-
Unsecured	30	-	-	75	-	-
Total	$51,227	$693	$686	$63,669	$555	$536

Nine Months Ended September 30,	2014			2013
(In thousands)	Average	Interest Income Recognized	Cash Basis Interest Recognized	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate mortgage – construction and land development	$14,735	$279	$275	$17,683	$405	$402
Real estate mortgage – residential	11,137	412	393	13,023	356	340
Real estate mortgage – farmland and other commercial enterprises	29,141	1,240	1,217	33,006	1,137	1,120
Commercial
Commercial and industrial	290	6	5	966	37	37
Consumer
Secured	6	-	-	20	1	1
Unsecured	56	4	3	167	6	6
Total	$55,365	$1,941	$1,893	$64,865	$1,942	$1,906

The following tables present the balance of the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of September 30, 2014 and December 31, 2013.

September 30, 2014 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3,457	$132	$27	$3,616
Collectively evaluated for impairment	10,633	1,171	272	12,076
Total ending allowance balance	$14,090	$1,303	$299	$15,692

Loans
Loans individually evaluated for impairment	$48,632	$222	$27	$48,881
Loans collectively evaluated for impairment	792,742	98,253	13,956	904,951
Total ending loan balance, net of unearned income	$841,374	$98,475	$13,983	$953,832

December 31, 2013 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3,816	$200	$86	$4,102
Collectively evaluated for impairment	14,900	1,209	366	16,475
Total ending allowance balance	$18,716	$1,409	$452	$20,577

Loans
Loans individually evaluated for impairment	$57,932	$317	$90	$58,339
Loans collectively evaluated for impairment	833,149	93,393	15,002	941,544
Total ending loan balance, net of unearned income	$891,081	$93,710	$15,092	$999,883

The following tables present the recorded investment in nonperforming loans by class of loans as of September 30, 2014 and December 31, 2013.

September 30, 2014 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate:
Real estate mortgage - construction and land development	$4,525	$3,981	$-
Real estate mortgage - residential	4,854	4,735	-
Real estate mortgage - farmland and other commercial enterprises	6,027	16,563	-
Commercial:
Commercial and industrial	111	-	-
Other	8	-	-
Consumer:
Secured	4	-	-
Unsecured	1	10	-
Total	$15,530	$25,289	$-

December 31, 2013 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate:
Real estate mortgage - construction and land development	$5,821	$4,391	$-
Real estate mortgage - residential	5,154	4,826	10
Real estate mortgage - farmland and other commercial enterprises	12,677	16,987	434
Commercial:
Commercial and industrial	160	-	-
Lease financing	22	-	-
Consumer:
Secured	3	-	-
Unsecured	1	51	-
Total	$23,838	$26,255	$444

The Company has allocated $2.3 million and $2.7 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings and that are in compliance with those terms as of September 30, 2014 and December 31, 2013, respectively. The Company had no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings at September 30, 2014 and December 31, 2013.

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

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and nine months ended September 30, 2013. There were no loans modified as troubled debt restructurings during 2014.

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

The troubled debt restructurings identified above increased the allowance for loan losses by $7 thousand and $30 thousand in the three and nine months ended September 30, 2013, respectively. There were no charge-offs related to these loans. For the nine months ended September 30, 2013, the Company had one restructured credit for which there was a payment default within twelve months following the modification. This credit is secured by residential real estate with an outstanding balance of $9 thousand. No charge-offs have been recorded for this credit. There were no payment defaults during the first nine months of 2014 for credits that were restructured during the previous twelve months.

The tables below present an age analysis of past due loans 30 days or more by class of loans as of the dates indicated. Past due loans that are also classified as nonaccrual are included in their respective past due category.

September 30, 2014 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate:
Real estate mortgage - construction and land development	$-	$272	$272	$96,998	$97,270
Real estate mortgage - residential	2,090	1,999	4,089	357,226	361,315
Real estate mortgage - farmland and other commercial enterprises	1,474	4,317	5,791	376,998	382,789
Commercial:
Commercial and industrial	-	39	39	53,820	53,859
States and political subdivisions	-	-	-	24,355	24,355
Lease financing, net	-	-	-	239	239
Other	21	-	21	20,001	20,022
Consumer:
Secured	67	-	67	8,117	8,184
Unsecured	133	-	133	5,666	5,799
Total	$3,785	$6,627	$10,412	$943,420	$953,832

December 31, 2013 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate:
Real estate mortgage - construction and land development	$58	$613	$671	$100,681	$101,352
Real estate mortgage - residential	1,225	2,502	3,727	367,855	371,582
Real estate mortgage - farmland and other commercial enterprises	3,548	7,978	11,526	406,621	418,147
Commercial:
Commercial and industrial	71	53	124	47,302	47,426
States and political subdivisions	-	-	-	21,561	21,561
Lease financing, net	-	22	22	861	883
Other	56	-	56	23,784	23,840
Consumer:
Secured	41	3	44	8,535	8,579
Unsecured	58	1	59	6,454	6,513
Total	$5,057	$11,172	$16,229	$983,654	$999,883

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

	Real Estate			Commercial
September 30, 2014 (In thousands)	Real Estate Mortgage -Construction and Land Development	Real Estate Mortgage-Residential	Real Estate Mortgage-Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Lease Financing	Other
Credit risk profile by internally assigned rating grades:
Pass	$77,703	$325,540	$328,846	$52,185	$24,355	$239	$20,004
Special Mention	5,166	15,035	23,616	964	-	-	11
Substandard	14,401	20,740	29,858	710	-	-	7
Doubtful	-	-	469	-	-	-	-
Total	$97,270	$361,315	$382,789	$53,859	$24,355	$239	$20,022

	Real Estate			Commercial
December 31, 2013 (In thousands)	Real Estate Mortgage -Construction and Land Development	Real Estate Mortgage-Residential	Real Estate Mortgage-Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Lease Financing	Other
Credit risk profile by internally assigned rating grades:
Pass	$77,873	$334,104	$352,238	$45,652	$21,561	$861	$23,820
Special Mention	7,755	15,120	29,156	963	-	-	-
Substandard	15,724	22,358	36,753	735	-	22	20
Doubtful	-	-	-	76	-	-	-
Total	$101,352	$371,582	$418,147	$47,426	$21,561	$883	$23,840

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the consumer loans outstanding based on payment activity as of September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
	Consumer		Consumer
(In thousands)	Secured	Unsecured	Secured	Unsecured
Credit risk profile based on payment activity:
Performing	$8,180	$5,788	$8,576	$6,461
Nonperforming	4	11	3	52
Total	$8,184	$5,799	$8,579	$6,513

8. Other Real Estate Owned

Other real estate owned (“OREO”) was as follows as of the date indicated:

(In thousands)	September 30, 2014	December 31, 2013
Construction and land development	$19,982	$23,504
Residential real estate	2,112	2,695
Farmland and other commercial enterprises	12,672	11,627
Total	$34,766	$37,826

OREO activity for the nine months ended September 30, 2014 and 2013 was as follows:

Nine months ended September 30, (In thousands)	2014	2013
Beginning balance	$37,826	$52,562
Transfers from loans and other increases	8,152	5,589
Proceeds from sales	(8,590)	(12,695)
Loss on sales, net	(546)	(24)
Write downs and other decreases, net	(2,076)	(3,771)
Ending balance	$34,766	$41,661

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

The following disclosures of the net periodic benefit cost components of Plan 1 and Plan 2 were measured at January 1, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Service cost	$121	$157	$362	$472
Interest cost	142	138	427	414
Recognized prior service cost	51	65	155	193
Recognized net actuarial gain	(15)	-	(47)	-
Net periodic benefit cost	$299	$360	$897	$1,079

The Company expects benefit payments of $340 thousand for 2014, of which $68 thousand and $201 thousand have been made during the three and nine months ended September 30, 2014, respectively.

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

The regulatory ratios of the consolidated Company and its subsidiary banks were as follows for the dates indicated.

	September 30, 2014			December 31, 2013
	Tier 1 Risk-based Capital[1]	Total Risk-based Capital[1]	Tier 1 Leverage[2]	Tier 1 Risk-based Capital[1]	Total Risk-based Capital[1]	Tier 1 Leverage[2]
Consolidated	20.22%	21.47%	12.33%	18.95%	20.21%	11.90%
Farmers Bank	18.77	19.90	10.01	17.56	18.82	9.60
United Bank	17.35	18.62	10.74	15.06	16.33	9.67
First Citizens	14.20	14.88	9.80	12.92	13.67	9.03
Citizens Northern	14.35	15.60	9.70	13.57	14.82	9.67

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

On October 29, 2014, the Company announced that it will repurchase 10,000 shares, or one-half, of its remaining outstanding Series A preferred stock. The Company will redeem, on a pro-rata basis, the preferred shares at the stated liquidation value of $1,000 per share, plus any accrued dividends. The timing of the repurchase is expected to occur during the fourth quarter of 2014. The total redemption amount will be $10.0 million, plus accrued dividends at 9.0% per share.

The Company originally issued 30,000 shares of its Series A preferred stock in 2009. The current action will be the second partial redemption of the original shares issued. No additional debt or equity was issued in connection with the first redemption of 10,000 shares during May 2014. Likewise, none will be issued in connection with the current redemption.

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

Regulators continue to monitor the Company’s progress and compliance with the regulatory agreements through periodic on-site examinations, regular communications, and quarterly data analysis. The Company believes it is adequately addressing all issues of the regulatory agreements to which it is subject. However, only the respective regulatory agencies can determine if compliance with the applicable regulatory agreements has been met. The Company believes that each of its subsidiary banks are in compliance with the requirements identified in their regulatory agreements as of September 30, 2014.

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

Available for sale investment securities are the Company’s only balance sheet item that meets the disclosure requirements for instruments measured at fair value on a recurring basis. Disclosures as of September 30, 2014 and December 31, 2013 are as follows:

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014
Obligations of U.S. government-sponsored entities	$97,874	$-	$97,874	$-
Obligations of states and political subdivisions	135,590	-	135,590	-
Mortgage-backed securities – residential	376,821	-	376,821	-
Mortgage-backed securities – commercial	711	-	711	-
Corporate debt securities	6,459	-	6,459	-
Mutual funds and equity securities	920	920	-	-
Total	$618,375	$920	$617,455	$-

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2013
Obligations of U.S. government-sponsored entities	$93,750	$-	$93,750	$-
Obligations of states and political subdivisions	131,970	-	131,970	-
Mortgage-backed securities – residential	378,077	-	378,077	-
Mortgage-backed securities – commercial	689	-	689	-
Corporate debt securities	6,257	-	6,257	-
Mutual funds and equity securities	2,077	2,077	-	-
Total	$612,820	$2,077	$610,743	$-

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

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2014
Collateral-dependent Impaired Loans
Real estate mortgage – construction and land development	$283	$-	$-	$283
Real estate mortgage – residential	1,023	-	-	1,023
Real estate mortgage – farmland and other commercial enterprises	380	-	-	380
Total	$1,686	$-	$-	$1,686

OREO
Construction and land development	$7,855	$-	$-	$7,855
Residential real estate	676	-	-	676
Farmland and other commercial enterprises	1,325	-	-	1,325
Total	$9,856	$-	$-	$9,856

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Collateral-dependent Impaired Loans
Real estate mortgage – construction and land development	$334	$-	$-	$334
Real estate mortgage – residential	2,085	-	-	2,085
Real estate mortgage – farmland and other commercial enterprises	3,152	-	-	3,152
Commercial and industrial	88	-	-	88
Total	$5,659	$-	$-	$5,659

OREO
Construction and land development	$14,465	$-	$-	$14,465
Residential real estate	1,116	-	-	1,116
Farmland and other commercial enterprises	9,152	-	-	9,152
Total	$24,733	$-	$-	$24,733

The following table represents impairment charges recorded in earnings for the periods indicated on assets measured at fair value on a nonrecurring basis.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Impairment charges:
Collateral-dependent impaired loans	$395	$448	$611	$1,481
OREO	662	1,698	1,549	3,288
Total	$1,057	$2,146	$2,160	$4,769

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

(In thousands)	Fair Value at September 30, 2014	Valuation Technique	Unobservable Inputs	Range	Average
Collateral-dependent impaired loans	$1,686	Discounted appraisals	Marketability discount	0% - 30.1%	5.0%
OREO	$9,856	Discounted appraisals	Marketability discount	0.5% - 25.5%	8.3%

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

The following table presents the estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2014 and December 31, 2013. Information for available for sale investment securities is presented within this footnote in greater detail above.

			Fair Value Measurements Using
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014
Assets
Cash and cash equivalents	$70,843	$70,843	$70,843	$-	$-
Held to maturity investment securities	3,801	3,977	-	3,977	-
Loans, net	938,140	938,934	-	-	938,934
Accrued interest receivable	5,620	5,620	-	5,620	-
Federal Home Loan Bank and Federal Reserve Bank Stock	9,368	N/A	-	-	-

Liabilities
Deposits	1,365,158	1,366,704	950,334	-	416,370
Federal funds purchased and other short-term borrowings	32,807	32,807	-	32,807	-
Securities sold under agreements to repurchase and other long-term borrowings	119,759	129,694	-	129,694	-
Subordinated notes payable to unconsolidated trusts	48,970	23,297	-	-	23,297
Accrued interest payable	1,014	1,014	-	1,014	-

December 31, 2013
Assets
Cash and cash equivalents	$68,253	$68,253	$68,253	$-	$-
Held to maturity investment securities	765	827	-	827	-
Loans, net	979,306	977,846	-	-	977,846
Accrued interest receivable	5,901	5,901	-	5,901	-
Federal Home Loan Bank and Federal Reserve Bank Stock	9,516	N/A	-	-	-

Liabilities
Deposits	1,410,215	1,412,572	938,700	-	473,872
Federal funds purchased and other short-term borrowings	29,123	29,123	-	29,123	-
Securities sold under agreements to repurchase and other long-term borrowings	127,880	139,375	-	139,375	-
Subordinated notes payable to unconsolidated trusts	48,970	26,070	-	-	26,070
Accrued interest payable	1,137	1,137	-	1,137	-

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

RESULTS OF OPERATIONS

Third Quarter 2014 Compared to Third Quarter 2013

The Company reported net income of $4.1 million for the quarter ended September 30, 2014, an increase of $1.1 million or 35.3% compared with net income of $3.0 million for the third quarter of 2013. On a per common share basis, net income was $.49 and $.34 for the current and year-ago quarters, respectively. This represents an increase of $.15 or 44.1%. Selected income statement amounts and related data are summarized in the table below.

(In thousands except per share data)
Three Months Ended September 30,	2014	2013	Increase (Decrease)
Interest income	$15,976	$16,563	$(587)
Interest expense	2,513	2,953	(440)
Net interest income	13,463	13,610	(147)
Provision for loan losses	(1,536)	(586)	(950)
Net interest income after provision for loan losses	14,999	14,196	803
Noninterest income	6,142	5,678	464
Noninterest expenses	15,751	15,984	(233)
Income before income taxes	5,390	3,890	1,500
Income tax expense	1,283	855	428
Net income	4,107	3,035	1,072
Less preferred stock dividends and discount accretion	450	489	(39)
Net income available to common shareholders	$3,657	$2,546	$1,111

Basic and diluted net income per common share	$.49	$.34	$.15

Weighted average common shares outstanding – basic and diluted	7,485	7,475	10
Return on average assets	.91%	.67%	24 bp
Return on average equity	9.17%	7.33%	184 bp
bp = basis points.

The $1.1 million increase in net income is attributed primarily to a lower provision for loan losses of $950 thousand, an increase in noninterest income of $464 thousand or 8.2%, and lower noninterest expense of $233 thousand or 1.5%. Net interest income decreased $147 thousand or 1.1%. Income tax expense increased $428 thousand or 50.1%. Further information related to the more significant components making up the increase in net income follows.

Net Interest Income

The overall interest rate environment at September 30, 2014, as measured by the Treasury yield curve, remains at very low levels when compared with historical trends. During the current quarter, yields for three-month maturities were relatively unchanged, while the six-month and three-year maturities increased 27 and 17 basis points, respectively. Yields on longer-term maturities declined 4 and 16 basis points for the ten and thirty-year maturity periods, respectively. At September 30, 2014, the short-term federal funds target interest rate remained between zero and 0.25%, unchanged since December 2008. The Federal Reserve Board has indicated that the low federal funds rate will likely be appropriate for a considerable period of time, particularly in light of current inflation projections and its longer-run goal of supporting maximum employment. At September 30, 2014, the national and Kentucky unemployment rate was 5.9% and 6.7%, respectively.

Net interest income was $13.5 million for the current quarter, a decrease of $147 thousand or 1.1% compared to $13.6 million for the prior year third quarter. The decrease in net interest income was driven by a decrease in interest income of $587 thousand or 3.5%, which exceeded a decline in interest expense of $440 thousand or 14.9%. Interest income on loans decreased $872 thousand or 6.5%, partially offset by higher interest income from investment securities of $294 thousand or 9.2%. Interest expense on deposits decreased $393 thousand or 27.6%.

The decrease to interest income on loans resulted from both a decline in average balances outstanding and lower rates. Interest income on investment securities is up due mainly to volume increases. The higher volume of investment securities correlates with an overall lack of high quality loan demand. As loans have declined, available funds have been redirected more into investment securities. The decrease in interest expense on deposits was driven by rate declines and lower average outstanding balances. Rate declines on loans and deposits are the result of an overall slow growing economy and related low interest rate environment, competitive pressures, and the Company’s strategy of being more selective in pricing its loans and deposits. The goal of this strategy is to improve credit quality, net interest income, overall profitability, and the capital position.

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

Average investment securities for the quarter increased $46.3 million or 8.0% from a year ago mainly due to a decline in loans outstanding. In periods when quality loan demand is low, available funds are invested in lower yielding investment securities or cash equivalents or otherwise used to manage liquidity, such as for deposit outflows or for the repayment of long-term debt.

The net interest margin on a taxable equivalent basis was 3.33% for the current quarter, a decrease of three basis points compared with 3.36% a year earlier. Net interest spread decreased one basis point to 3.18% compared to 3.19% a year ago. The Company expects its net interest margin to remain relatively flat in the near term according to internal modeling using expectations about future market interest rates, the maturity structure of the Company’s earning assets and liabilities, and other factors. Future results could be significantly different than current expectations.

The following tables present an analysis of net interest income for the quarterly periods ended September 30.

Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential

Three Months Ended September 30,	2014			2013
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities
Taxable	$507,142	$2,857	2.24%	$469,585	$2,578	2.18%
Nontaxable[1]	121,271	957	3.13	112,494	932	3.29
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell	64,018	34	.21	73,305	43	.23
Loans[1,2,3]	960,914	12,552	5.18	1,003,905	13,433	5.31
Total earning assets	1,653,345	$16,400	3.94%	1,659,289	$16,986	4.06%
Allowance for loan losses	(16,878)			(22,650)
Total earning assets, net of allowance for loan losses	1,636,467			1,636,639
Nonearning Assets
Cash and due from banks	24,503			22,483
Premises and equipment, net	35,650			36,433
Other assets	95,718			109,271
Total assets	$1,792,338			$1,804,826
Interest Bearing Liabilities
Deposits
Interest bearing demand	$315,380	$45	.06%	$305,989	$53	.07%
Savings	362,702	149	.16	339,660	170	.20
Time	425,052	836	.78	499,207	1,200	.95
Federal funds purchased and other short-term borrowings	27,661	12	.17	30,768	21	.27
Securities sold under agreements to repurchase and other long-term borrowings	172,971	1,471	3.37	176,149	1,509	3.40
Total interest bearing liabilities	1,303,766	$2,513	.76%	1,351,773	$2,953	.87%
Noninterest Bearing Liabilities
Demand deposits	285,522			259,678
Other liabilities	25,438			29,121
Total liabilities	1,614,726			1,640,572
Shareholders’ equity	177,612			164,254
Total liabilities and shareholders’ equity	$1,792,338			$1,804,826
Net interest income		13,887			14,033
TE basis adjustment		(424)			(423)
Net interest income		$13,463			$13,610
Net interest spread			3.18%			3.19%
Impact of noninterest bearing sources of funds			.15			.17
Net interest margin			3.33%			3.36%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

2Loan balances include principal balances on nonaccrual loans.

3Loan fees included in interest income amounted to $312 thousand and $281 thousand in 2014 and 2013, respectively.

Analysis of Changes in Net Interest Income (tax equivalent basis)

(In thousands)	Variance	Variance Attributed to
Three Months Ended September 30,	2014/2013[1]	Volume	Rate

Interest Income
Taxable investment securities	$279	$208	$71
Nontaxable investment securities[2]	25	237	(212)
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell	(9)	(5)	(4)
Loans[2]	(881)	(561)	(320)
Total interest income	(586)	(121)	(465)
Interest Expense
Interest bearing demand deposits	(8)	10	(18)
Savings deposits	(21)	63	(84)
Time deposits	(364)	(165)	(199)
Federal funds purchased and other short-term borrowings	(9)	(2)	(7)
Securities sold under agreements to repurchase and other long-term borrowings	(38)	(25)	(13)
Total interest expense	(440)	(119)	(321)
Net interest income	$(146)	$(2)	$(144)
Percentage change	100.0%	1.4%	98.6%

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.

2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Provision for Loan Losses

The provision for loan losses represents charges (or credits) to earnings that are necessary to maintain an allowance for loan losses at an adequate level to cover credit losses specifically identified in the loan portfolio, as well as management’s best estimate of incurred probable loan losses in the remainder of the portfolio at the balance sheet date. The credit quality of the Company’s loan portfolio continues to improve, but remains hampered by the lingering effects of the downturn of the overall economy and financial markets that began in late 2007. Economic expansion remains slow and labor force participation rates are at the lowest level in over 30 years.

The Company recorded a credit to the provision for loan losses in the amount of $1.5 million and $586 thousand in the current and year ago quarters, respectively. The allowance for loan losses as a percentage of outstanding loans (net of unearned income) was 1.65% at September 30, 2014 compared to 2.06% and 2.17% at year-end 2013 and September 30, 2013, respectively. The decrease in the provision for loan losses is attributed to continuing improvement in the credit quality of the loan portfolio and a decline in outstanding loans. The Company recorded net recoveries of $105 thousand in the current quarter compared with net charge-offs of $408 thousand a year ago. Loan recoveries for the current quarter include $671 thousand related to a group of fraudulent loans that were charged off during the first quarter of 2014.

Nonperforming and watch list loans declined when compared with a year earlier. Historical loss rates have also improved as lower recent charge-off activity has replaced the higher levels experienced in the early part of the Company’s rolling quarterly four year look-back period used when evaluating the allowance for loan losses. For further information about improvements in the Company’s overall credit quality, please refer to the discussion under the captions “Allowance for Loan Losses” and “Nonperforming Loans” that follows.

Noninterest Income

The components of noninterest income are as follows for the periods indicated:

Three Months Ended September 30, (In thousands)	2014	2013	Increase (Decrease)%
Service charges and fees on deposits	$1,993	$2,116	$(123)	(5.8)%
Allotment processing fees	1,276	1,217	59	4.8
Other service charges, commissions, and fees	1,316	1,282	34	2.7
Trust income	812	497	315	63.4
Investment securities gains, net	8	2	6	300.0
Gain on sale of mortgage loans, net	123	236	(113)	(47.9)
Income from company-owned life insurance	511	244	267	109.4
Other	103	84	19	22.6
Total noninterest income	$6,142	$5,678	$464	8.2%

The increase in noninterest income was driven mainly by higher trust fee income and income from company-owned life insurance. Trust fee income is up sharply due to an unusually large nonrecurring estate fee of $250 thousand. The increase from company-owned life insurance relates to a tax-free death benefit that exceeded the cash surrender value by $276 thousand. Service charges and fees on deposits decreased primarily due to lower overdraft fees of $95 thousand or 7.4%. Net gains on the sale of loans decreased as a result of lower mortgage loan origination activity of $6.3 million or 48.5%.

Noninterest Expense

The components of noninterest expense are as follows for the periods indicated:

Three Months Ended September 30, (In thousands)	2014	2013	Increase (Decrease)%
Salaries and employee benefits	$7,530	$7,229	$301	4.2%
Occupancy expenses, net	1,229	1,247	(18)	(1.4)
Equipment expenses	637	619	18	2.9
Data processing and communication expenses	979	929	50	5.4
Bank franchise tax	585	603	(18)	(3.0)
Amortization of intangibles	101	135	(34)	(25.2)
Deposit insurance expenses	426	559	(133)	(23.8)
Other real estate expenses, net	1,974	2,404	(430)	(17.9)
Legal expenses	293	209	84	40.2
Other	1,997	2,050	(53)	(2.6)
Total noninterest expense	$15,751	$15,984	$(233)	(1.5)%

The decrease in noninterest expenses was driven mainly by lower expenses related to repossessed real estate and deposit insurance. The $430 thousand or 17.9% decrease in repossessed real estate expenses was driven by lower impairment charges of $1.1 million or 61.8%. Expenses related to development, operating, and maintenance of repossessed properties increased $494 thousand, driven primarily to increasing the marketability of two real estate construction properties and to better position them for sale. Net losses from the sale of repossessed real estate increased $148 thousand.

The $133 thousand or 23.8% reduction in deposit insurance expense is due to the improvement in the risk ratings at the Company’s subsidiary banks, which is used in the determination of the related insurance premiums.

The increase in salaries and employee benefits is attributed to higher benefit costs of $193 thousand or 15.1% and normal employee pay increases and related payroll taxes of $109 thousand or 1.8%. The increase in benefit costs is attributed mainly to higher claims related to the Company’s self-funded health insurance plan. The Company had 517 full time equivalent employees at quarter-end compared to 516 a year earlier.

Amortization of intangible assets decreased as a result of actuarial determined reductions related to core deposit and customer relationship intangible assets arising from previous business acquisitions. Intangible assets are scheduled to fully amortize by 2015. The increase in legal expenses is attributed to several ongoing cases at various stages of the legal process and in which the Company may be either the plaintiff or defendant in actions arising from the ordinary course of business.

Income Taxes

Income tax expense was $1.3 million for the current quarter, an increase of $428 thousand or 50.1% compared to $855 thousand for the third quarter of 2013. The effective income tax rates were 23.8% and 22.0% for the current and year-ago quarters, respectively. The effective income tax rate decreased 129 basis points in the current quarter as a result of the tax-free death benefit from company-owned life insurance.

First Nine Months of 2014 Compared to First Nine Months of 2013

Net income was $12.3 million for the first nine months of 2014, an increase of $1.9 million or 18.6% compared with net income of $10.4 million for 2013. On a per common share basis, net income for the current nine months was $1.44, an increase of $.25 or 21.0% compared to $1.19 reported a year earlier. Selected income statement amounts and related data are presented in the table below.

(In thousands except per share data)
Nine Months Ended September 30,	2014	2013	Increase (Decrease)
Interest income	$48,681	$49,936	$(1,255)
Interest expense	7,812	9,157	(1,345)
Net interest income	40,869	40,779	90
Provision for loan losses	(2,792)	(1,580)	(1,212)
Net interest income after provision for loan losses	43,661	42,359	1,302
Noninterest income	17,506	16,530	976
Noninterest expenses	44,504	45,215	(711)
Income before income taxes	16,663	13,674	2,989
Income tax expense	4,362	3,300	1,062
Net income	12,301	10,374	1,927
Less preferred stock dividends and discount accretion	1,550	1,461	89
Net income available to common shareholders	$10,751	$8,913	$1,838

Basic and diluted net income per common share	$1.44	$1.19	$.25

Weighted average common shares outstanding – basic and diluted	7,482	7,473	9
Return on average assets	.91%	.77%	14 bp
Return on average equity	9.31%	8.25%	106 bp
bp = basis points.

The increase in net income is attributed primarily to a lower provision for loan losses of $1.2 million or 76.7%, an increase in noninterest income of $976 thousand or 5.9%, and lower noninterest expenses of $711 thousand or 1.6%. Net interest income was relatively unchanged at $40.9 million. Income tax expense increased $1.1 million or 32.2%. Further information related to the more significant components making up the increase in net income follows.

Net Interest Income

Net interest income was $40.9 million for the first nine months of 2014, up $90 thousand or 0.2% compared to $40.8 million for the first nine months of 2013. Interest expense decreased $1.3 million or 14.7%, offset by a decrease in interest income of $1.3 million or 2.5%. Interest expense on deposits and interest income on loans decreased $1.3 million or 27.6% and $2.6 million or 6.4%, respectively; interest on investment securities increased $1.3 million or 14.1%.

The decrease to interest income on loans was driven nearly equally by declines in both interest rates and average balances outstanding. Interest income on investment securities increased mainly due to higher volume, which primarily reflects a lack of high quality loan demand. The decrease in interest expense on deposits was driven by rate declines and lower average outstanding balances related to time deposits. Rate declines on both loans and deposits are the result of an overall slow growing economy and related low interest rate environment, competitive pressures, and the Company’s strategy of being more selective in pricing its loans and deposits. The goal of this strategy is to improve credit quality, net interest income, overall profitability, and capital position.

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

Average investment securities increased $45.5 million or 7.8% from a year earlier mainly as a result of a decline in loans outstanding. In periods when quality loan demand is low, available funds are invested in lower yielding investment securities or cash equivalents or otherwise used to manage liquidity, such as for deposit outflows or for the repayment of long-term debt.

The net interest margin on a taxable equivalent basis was 3.38% for the first nine months of 2014 compared to 3.40% for the same period in 2013. Net interest spread was 3.22% and 3.24% for the current and year-ago periods, respectively. The Company expects its net interest margin to remain relatively flat in the near term according to internal modeling using expectations about future market interest rates, the maturity structure of the Company’s earning assets and liabilities, and other factors. Future results could be significantly different than current expectations.

The following tables present an analysis of net interest income for the nine months ended September 30.

Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential

Nine Months Ended September 30,	2014			2013
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities
Taxable	$507,773	$8,917	2.35%	$472,503	$7,599	2.15%
Nontaxable[1]	118,462	2,830	3.19	108,200	2,796	3.45
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell	60,309	100	.22	66,851	117	.23
Loans[1,2,3]	977,759	38,051	5.20	1,007,309	40,684	5.40
Total earning assets	1,664,303	$49,898	4.01%	1,654,863	$51,196	4.14%
Allowance for loan losses	(18,303)			(23,461)
Total earning assets, net of allowance for loan losses	1,646,000			1,631,402
Nonearning Assets
Cash and due from banks	23,524			23,336
Premises and equipment, net	35,944			36,266
Other assets	96,626			109,309
Total assets	$1,802,094			$1,800,313
Interest Bearing Liabilities
Deposits
Interest bearing demand	$320,383	$142	.06%	$305,339	$166	.07%
Savings	356,183	460	.17	330,396	485	.20
Time	443,557	2,735	.82	513,771	3,959	1.03
Federal funds purchased and other short-term borrowings	29,701	42	.19	28,521	60	.28
Securities sold under agreements to repurchase and other long-term borrowings	175,023	4,433	3.39	176,397	4,487	3.40
Total interest bearing liabilities	1,324,847	$7,812	.79%	1,354,424	$9,157	.90%
Noninterest Bearing Liabilities
Demand deposits	275,897			249,960
Other liabilities	24,775			27,730
Total liabilities	1,625,519			1,632,114
Shareholders’ equity	176,575			168,199
Total liabilities and shareholders’ equity	$1,802,094			$1,800,313
Net interest income		42,086			42,039
TE basis adjustment		(1,217)			(1,260)
Net interest income		$40,869			$40,779
Net interest spread			3.22%			3.24%
Impact of noninterest bearing sources of funds			.16			.16
Net interest margin			3.38%			3.40%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

2Loan balances include principal balances on nonaccrual loans.

3Loan fees included in interest income amounted to $978 thousand and $1.0 million in 2014 and 2013, respectively.

Analysis of Changes in Net Interest Income (tax equivalent basis)

(In thousands)	Variance	Variance Attributed to
Nine Months Ended September 30,	2014/2013[1]	Volume	Rate

Interest Income
Taxable investment securities	$1,318	$587	$731
Nontaxable investment securities[2]	34	332	(298)
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell	(17)	(12)	(5)
Loans[2]	(2,633)	(1,164)	(1,469)
Total interest income	(1,298)	(257)	(1,041)
Interest Expense
Interest bearing demand deposits	(24)	10	(34)
Savings deposits	(25)	60	(85)
Time deposits	(1,224)	(491)	(733)
Federal funds purchased and other short-term borrowings	(18)	4	(22)
Securities sold under agreements to repurchase and other long-term borrowings	(54)	(39)	(15)
Total interest expense	(1,345)	(456)	(889)
Net interest income	$47	$199	$(152)
Percentage change	100.0%	423.4%	(323.4)%

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.

2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Provision for Loan Losses

The Company recorded a credit to the provision for loan losses in the amount of $2.8 million and $1.6 million for the first nine months of 2014 and 2013, respectively. The allowance for loan losses as a percentage of outstanding loans (net of unearned income) was 1.65% at September 30, 2014 compared to 2.06% and 2.17% at year-end 2013 and September 30, 2013, respectively. The decrease in the provision for loan losses is attributed to further improving credit quality trends and a decline in outstanding loans. Nonperforming loans and watch list loans have declined when compared with a year earlier. Historical loss rates have also improved as lower recent charge-off activity has replaced the higher levels experienced in the early part of the Company’s rolling quarterly four year look-back period used when evaluating the allowance for loan losses. For further information about improvements in the Company’s overall credit quality, please refer to the discussion under the captions “Allowance for Loan Losses” and “Nonperforming Loans” that follows.

Noninterest Income

The components of noninterest income are as follows for the periods indicated:

Nine Months Ended September 30, (In thousands)	2014	2013	Increase (Decrease)%
Service charges and fees on deposits	$5,900	$6,094	$(194)	(3.2)%
Allotment processing fees	3,795	3,724	71	1.9
Other service charges, commissions, and fees	3,950	3,738	212	5.7
Trust income	1,880	1,451	429	29.6
Investment securities losses, net	(67)	(58)	(9)	15.5
Gain on sale of mortgage loans, net	343	867	(524)	(60.4)
Income from company-owned life insurance	990	716	274	38.3
Other	715	(2)	717	N/M
Total noninterest income	$17,506	$16,530	$976	5.9%

N/M – Not meaningful.

The increase in noninterest income is attributed mainly to the Company’s equity interest in its three tax credit partnerships. The Company recorded income of $358 thousand related to these partnerships in the current year compared with a loss of $247 thousand for the prior year. Trust fees were boosted by an unusually large nonrecurring estate fee of $250 thousand during the current year third quarter. The increase in income from company-owned life insurance was driven by a $276 thousand tax-free death benefit that exceeded the cash surrender value occurring during the current quarter. The increase in nondeposit service charges, commissions, and fees was led by higher interchange fees of $88 thousand or 4.2% as a result of increased volume. Net gains on the sale of loans decreased as a result of a 55.0% decline in mortgage loan origination activity. Service charges and fees on deposits decreased primarily due to lower overdraft fees of $138 thousand or 3.8% due to volume declines.

The net loss on investment securities for the current year includes $95 thousand attributed to a municipal bond issuer that participated in the Build America Bond (“BAB”) program. The issuer exercised their extraordinary redemption privilege, which was triggered by Federal budget sequestration events. Since the carrying value of the bond exceeded the par value due to unamortized premium, the Company recorded a loss on this investment during the second quarter of 2014. The remaining unamortized premium of BAB investments at September 30, 2014 was $39 thousand, with the related carrying amount of the investments totaling $2.6 million. The Company believes it is unlikely that other bond investments by the Company of issuers participating in the BAB program will be called in the current interest rate environment.

Noninterest Expense

The components of noninterest expense are as follows for the periods indicated:

Nine Months Ended September 30, (In thousands)	2014	2013	Increase (Decrease)%
Salaries and employee benefits	$22,223	$21,784	$439	2.0%
Occupancy expenses, net	3,720	3,578	142	4.0
Equipment expenses	1,824	1,760	64	3.6
Data processing and communication expenses	2,953	2,972	(19)	(0.6)
Bank franchise tax	1,807	1,803	4	0.2
Amortization of intangibles	303	405	(102)	(25.2)
Deposit insurance expense	1,327	1,698	(371)	(21.8)
Other real estate expenses, net	3,976	4,781	(805)	(16.8)
Legal expenses	715	575	140	24.3
Other	5,656	5,859	(203)	(3.5)
Total noninterest expense	$44,504	$45,215	$(711)	(1.6)%

The decrease in noninterest expenses was driven primarily by lower expenses related to repossessed real estate and deposit insurance, partially offset by an increase in salaries and employee benefits. The decrease in repossessed real estate expenses is attributed mainly to lower impairment charges of $1.7 million or 45.3%. The decrease in impairment charges was partially offset by an increase in the net loss on property sales of $522 thousand and higher development, operating, and maintenance expenses of $393 thousand. The increase in development, operating, and maintenance expenses relate primarily to increasing the marketability of two real estate construction projects and to better position them for sale.

The decrease in deposit insurance expense is due to an improvement in the risk ratings at the Company’s subsidiary banks, which is used in determining the related insurance premiums. The increase in salaries and employee benefits primarily reflects normal employee pay increases and related payroll taxes of $468 thousand or 2.6%, partially offset by lower benefit costs of $29 thousand or 0.7%. The decrease in benefit costs was driven by lower actuary-determined postretirement medical costs. The Company had 517 full time equivalent employees at the end of the period compared to 516 a year earlier.

Amortization of intangible assets decreased as a result of actuarial determined reductions related to core deposit and customer relationship intangible assets arising from previous business acquisitions. Intangible assets are scheduled to fully amortize by 2015. The increase in legal expenses is attributed to several ongoing cases at various stages of the legal process and in which the Company may be either the plaintiff or defendant in actions arising from the ordinary course of business.

Income Taxes

Income tax expense was $4.4 million for the current nine months, an increase of $1.1 million or 32.2% compared to $3.3 million for the prior year. The effective income tax rates were 26.2% and 24.1% for the current and year-ago periods, respectively. The increase in the effective income tax rate is mainly attributed to higher pretax income, driven by a higher mix of taxable versus tax-exempt sources of revenue.

FINANCIAL CONDITION

Total assets were $1.8 billion at September 30, 2014, a decrease of $39.7 million or 2.2% from year-end 2013. Loans (net of unearned income) and other real estate owned (“OREO”) decreased $46.1 million or 4.6% and $3.1 million or 8.1%, respectively. Investment securities increased $8.6 million or 1.4%. Deferred income tax assets decreased $5.0 million or 23.3%.

Generating high quality loan demand remains a challenge, and the decrease in outstanding loans has been accelerated by early payoffs of several larger balance credits. Loan totals have also declined as a result of a decrease in nonperforming loans. OREO decreased primarily due to property sales and impairment charges, which outpaced new additions. The increase in investment securities was driven by higher market values related to the available for sale investment portfolio. The increase in value is attributed to favorable changes in market interest rates, primarily of longer dated maturities. The decrease in deferred income taxes relates mainly to the increase in market value of the available for sale investment securities portfolio. The portfolio improved from an unrealized loss position of $5.6 million at year end 2013 to an unrealized gain of $5.4 million at September 30, 2014.

Total liabilities were $1.6 billion at September 30, 2014, a decrease of $47.8 million or 2.9% compared to December 31, 2013. The decrease in total liabilities is mainly attributed to a $45.1 million or 3.2% reduction in total deposits, primarily higher-priced time deposits. Borrowed funds decreased $4.4 million or 2.2%.

Shareholders’ equity was $178 million at September 30, 2014, an increase of $8.1 million or 4.8% compared to $170 million at year-end 2013. The increase in shareholders’ equity was driven by the after-tax increase in the unrealized gain on available for sale investment securities in the amount of $7.1 million and is attributed primarily to a decrease in longer-term market interest rates. Net income added $12.3 million to shareholders’ equity during the period, partially offset by dividends on preferred stock of $1.5 million. The Company redeemed a portion of its preferred stock in the amount of $10.0 million during the second quarter.

Selected balance sheet amounts and related data are presented in the table below and discussion that follows.

(Dollars in thousands)	September 30, 2014	December 31, 2013	Increase (Decrease)%
Cash and cash equivalents	$70,843	$68,253	$2,590	3.8%
Investment securities	622,176	613,585	8,591	1.4
Loans, net of allowance of $15,692 and $20,577	938,140	979,306	(41,166)	(4.2)
Other real estate owned	34,766	37,826	(3,060)	(8.1)
Other assets	103,946	110,585	(6,639)	(6.0)
Total assets	$1,769,871	$1,809,555	$(39,684)	(2.2)%

Deposits	$1,365,158	$1,410,215	$(45,057)	(3.2)%
Federal funds purchased and other short-term borrowings	32,807	29,123	3,684	12.6
Other borrowings	168,729	176,850	(8,121)	(4.6)
Other liabilities	24,990	23,312	1,678	7.2
Total liabilities	1,591,684	1,639,500	(47,816)	(2.9)

Preferred stock	20,000	29,988	(9,988)	(33.3)
Common stock	936	935	1	.1
Capital surplus	51,287	51,102	185	.4
Retained earnings	101,993	91,242	10,751	11.8
Accumulated other comprehensive income (loss)	3,971	(3,212)	7,183	(223.6)
Total shareholders’ equity	178,187	170,055	8,132	4.8
Total liabilities and shareholders’ equity	$1,769,871	$1,809,555	$(39,684)	(2.2)%

End of period tangible book value per common share[1]	$21.06	$18.61	$2.45	13.2%
End of period per common share closing price	22.53	21.75	.78	3.6

1Represents total common equity less intangible assets divided by the number of common shares outstanding at the end of the period.

Temporary Investments

Temporary investments consist of interest bearing deposits in other banks and federal funds sold and securities purchased under agreements to resell. The Company uses these funds in the management of liquidity and interest rate sensitivity or as a short-term holding prior to subsequent movement into other investments with higher yields or for other purposes. At September 30, 2014, temporary investments were $51.9 million, an increase of $6.6 million or 14.5% from year-end 2013.

Investment Securities

The investment securities portfolio is comprised primarily of residential mortgage-backed securities, tax-exempt securities of states and political subdivisions, and debt securities issued by U.S. government-sponsored agencies. Substantially all of the Company’s investment securities are designated as available for sale. Proceeds received from maturing or called investment securities not needed to fund higher-earning loans are either reinvested in similar investments or used to manage liquidity, such as for deposit outflows or other payment obligations. Total investment securities had a carrying amount of $622 million at September 30, 2014, an increase of $8.6 million or 1.4% compared to $614 million at year-end 2013.

The increase in investment securities was driven by a $10.9 million increase in the market value adjustment related to the available for sale portfolio, partially offset by net premium amortization of $2.9 million. The increase in the value of the available for sale securities portfolio is attributed to higher bond prices related to longer term maturity periods. Yields for the ten and 30-year Treasury securities declined 54 and 77 basis points, respectively, during the first nine months of 2014. Generally, as market interest rates decrease, the value of fixed rate investments increases.

Investment securities include single-issuer trust preferred capital securities of a U.S. based global financial services firm. The amortized cost and estimated fair value of this investment at September 30, 2014 was $5.9 million and $5.6 million, respectively. This represents an increase in fair value of $758 thousand or 15.7% compared to $4.8 million at year-end 2013. These securities reached a twelve-month high price point during the current quarter.

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

Loans

Loans, net of unearned income, were $954 million at September 30, 2014, a decrease of $46.1 million or 4.6% compared to year-end 2013. High quality loan demand remains weak, and the Company continues a measured and cautious approach to loan originations while working to further reduce its level of nonperforming assets in a slow growth economy. Generating high quality loan demand continues to be a challenge, and the decrease in outstanding loans has been accelerated by early payoffs of several larger balance credits. The larger early payoffs relate primarily to nonbank competitors willing to offer nonrecourse and other terms that are significantly below the Company’s underwriting standards. Other significant factors contributing to the decrease in loans include the migration of nonaccrual loans to OREO in the amount of $7.6 million and principal paydowns on nonaccrual loans of $4.6 million.

The composition of the loan portfolio is summarized in the table below.

	September 30, 2014		December 31, 2013
(Dollars in thousands)	Amount	%	Amount	%

Real estate mortgage - construction and land development	$97,270	10.2%	$101,352	10.1%
Real estate mortgage - residential	361,315	37.9	371,582	37.2
Real estate mortgage - farmland and other commercial enterprises	382,789	40.1	418,147	41.8
Commercial, financial, and agriculture	98,236	10.3	92,827	9.3
Installment	13,983	1.5	15,092	1.5
Lease financing	239	-	883	.1
Total	$953,832	100.0%	$999,883	100.0%

On an average basis, loans represented 58.7% of earning assets for the first nine months of 2014, a decrease of 186 basis points compared to 60.6% for the year 2013. The decrease in the level of loans as a percentage of earning assets reflects the overall lack of high quality loan demand for which the Company desires. As loan demand changes, available funds are reallocated between temporary investments or investment securities, which typically involve a decrease in credit risk and result in lower yields.

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

The allowance for loan losses was $15.7 million or 1.65% of outstanding loans (net of unearned income) at September 30, 2014. This compares to $20.6 million or 2.06% of net loans outstanding at year-end 2013. The decrease in the allowance as a percentage of net loans outstanding from the prior year-end is attributed to net charge-offs of $2.1 million combined with a credit to the provision for loan losses of $2.8 million. As a percentage of nonperforming loans, the allowance for loan losses was 38.4% at September 30, 2014 compared to 40.7% at year-end 2013. Nonperforming loans include $25.3 million and $26.3 million of accruing restructured loans at September 30, 2014 and year-end 2013, respectively. As a percentage of nonaccrual loans and loans past due 90 days or more, the allowance for loan losses was 101% and 84.7% for the current quarter and year-end 2013, respectively.

The $2.1 million of net charge-offs for the current year includes $755 thousand recorded during the first quarter related to a single credit secured by commercial real estate. The collateral securing this credit was repossessed by the Company during the second quarter and has a carrying value of $1.1 million.

The overall improvement in the credit quality of the loan portfolio experienced during 2013 continued during the first nine months of 2014. Certain credit quality measures are summarized in the table that follows for the periods indicated. Several of these measures are at the best level in the last three years.

(In thousands)	September 30, 2014	December 31, 2013	September 30, 2013	Three-year High	Three-year Low
Nonperforming loans	$40,819	$50,537	$51,498	$78,959	$40,819
Nonaccrual loans	15,530	23,838	25,063	61,358	15,530
Loans past due 30-89 days and still accruing	3,016	1,460	2,533	11,940	1,460
Loans graded substandard or below	66,185	75,688	82,627	155,801	66,185
Impaired loans	48,881	58,339	62,281	137,743	48,881
Loans, net of unearned income	953,832	999,883	1,010,131	1,072,108	953,832

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

Nonperforming loans were $40.8 million at September 30, 2014, a decrease of $9.7 million or 19.2% compared to $50.5 million at year-end 2013. Nonperforming loans are at the lowest level since the first quarter of 2009, but remain elevated and reflect continuing weaknesses of a slow growing economy and its impact on many of the Company’s customers. Accruing restructured loans make up $25.3 million or 62% of the Company’s nonperforming loans at September 30, 2014 compared with $15.5 million or 38% related to nonaccrual loans. Nonaccrual loans have decreased to the lowest level since the third quarter of 2007. Nonperforming loans, presented by class, were as follows for the periods indicated.

Nonperforming Loans

(In thousands)	September 30, 2014	December 31, 2013
Nonaccrual Loans
Real Estate:
Real estate mortgage - construction and land development	$4,525	$5,821
Real estate mortgage - residential	4,854	5,154
Real estate mortgage - farmland and other commercial enterprises	6,027	12,677
Commercial:
Commercial and industrial	111	160
Lease financing	-	22
Other	8	-
Consumer:
Secured	4	3
Unsecured	1	1
Total nonaccrual loans	$15,530	$23,838

Restructured Loans
Real Estate:
Real estate mortgage - construction and land development	$3,981	$4,391
Real estate mortgage - residential	4,735	4,826
Real estate mortgage - farmland and other commercial enterprises	16,563	16,987
Consumer:
Unsecured	10	51
Total restructured loans	$25,289	$26,255

Past Due 90 Days or More and Still Accruing
Real Estate:
Real estate mortgage - residential	$-	$10
Real estate mortgage - farmland and other commercial enterprises	-	434
Total past due 90 days or more and still accruing	$-	$444

Total nonperforming loans	$40,819	$50,537

Ratio of total nonperforming loans to total loans (net of unearned income)	4.3%	5.1%

The most significant components of nonperforming loans include nonaccrual and restructured loans. Activity during 2014 related to these two components was as follows:

(In thousands)	Nonaccrual Loans	Restructured Loans
Balance at December 31, 2013	$23,838	$26,255
Loans placed on nonaccrual status	5,339	-
Loans restructured	-	-
Principal paydowns	(4,631)	(929)
Transfers to performing status	(413)	-
Transfers to other real estate owned/other foreclosed assets	(7,667)	-
Charge-offs	(936)	(37)
Balance at September 30, 2014	$15,530	$25,289

The Company’s comprehensive risk-grading and loan review program includes a review of loans to assess risk and assign a grade to those loans, a review of delinquencies, and an assessment of loans for needed charge-offs or placement on nonaccrual status. The Company had loans in the amount of $70.5 million and $79.0 million at September 30, 2014 and year-end 2013, respectively, which were performing but considered potential problem loans and are not included in the nonperforming loan totals in the table above. These loans, however, are considered in establishing an appropriate allowance for loan losses. The balance outstanding for potential problem credits is mainly attributed to continuing weaknesses in the overall economy which continue to strain many of the Company’s customers. Potential problem loans include a variety of borrowers and are secured primarily by various types of real estate including commercial, construction properties, and residential real estate developments. At September 30, 2014, the five largest potential problem credits were $16.3 million in the aggregate compared to $16.7 million at year-end 2013.

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

Other Real Estate

OREO includes real estate properties acquired by the Company through, or in lieu of, actual foreclosure. At September 30, 2014, OREO was $34.8 million, a decrease of $3.1 million or 8.1% compared to $37.8 million at year-end 2013. OREO has declined $17.8 million or 33.9% from its peak of $52.6 million, which occurred at year-end 2012. A summary of OREO activity for 2014 follows.

(In thousands)	Amount
Balance at December 31, 2013	$37,826
Transfers from loans and other increases	8,152
Proceeds from sales	(8,590)
Net loss on sales	(546)
Write-downs and other decreases, net	(2,076)
Balance at September 30, 2014	$34,766

Deposits

A summary of the Company’s deposits are as follows for the periods indicated.

	End of Period			Average
(In thousands)	September 30, 2014	December 31, 2013	Increase (Decrease)	Nine Months September 30, 2014	Twelve Months December 31, 2013	Increase (Decrease)
Noninterest Bearing	$283,582	$277,294	$6,288	$275,897	$256,518	$19,379

Interest Bearing
Demand	308,073	320,503	(12,430)	320,383	306,945	13,438
Savings	358,679	340,903	17,776	356,183	333,457	22,726
Time	414,824	471,515	(56,691)	443,557	505,738	(62,181)
Total interest bearing	1,081,576	1,132,921	(51,345)	1,120,123	1,146,140	(26,017)

Total Deposits	$1,365,158	$1,410,215	$(45,057)	$1,396,020	$1,402,658	$(6,638)

The decrease in total end of period deposits was driven by lower time deposits of $56.7 million or 12.0%. The decrease in time deposits is a result of the Company’s overall high liquidity position and a strategy to lower overall funding costs, mainly by allowing higher-rate certificates of deposit to roll off or reprice at lower interest rates. Many of those balances have been rolled into interest and noninterest bearing demand accounts or savings accounts by the customer. As rates have decreased throughout the deposit portfolio, many customers have opted to transfer funds from maturing time deposits or investments from other sources into short-term demand or savings accounts. The Company has not sought out or accepted brokered deposits in the past nor does it have plans to do so in the future.

Borrowed Funds

Total borrowed funds were $202 million at September 30, 2014, a decrease of $4.4 million or 2.2% from year-end 2013. The decrease in borrowed funds was driven by an $8.1 million or 4.6% decrease in long-term borrowings. Long-term borrowings decreased as a result of a scheduled repayment during the third quarter of maturing Federal Home Loan Bank (“FHLB”) borrowings in the amount of $8.0 million that carried a 4.5% interest rate. Short-term borrowings increased $3.7 million or 12.6%. Short-term borrowings primarily represent funds that have been swept out of the deposit accounts of certain qualifying commercial customers into repurchase agreements and accounted for as secured borrowings by the Company.

LIQUIDITY

The primary source of funds for the Parent Company is the receipt of dividends from its subsidiary banks, cash balances maintained, and borrowings from nonaffiliated sources. Payment of dividends by the Company’s subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. Furthermore, United Bank & Trust Company (“United Bank”) and Citizens Bank of Northern Kentucky, Inc. (“Citizens Northern”) each must obtain regulatory approval to declare or pay dividends to the Parent Company as a result of increased capital required in connection with prior regulatory exams. Capital ratios at each of the Company’s four subsidiary banks exceed regulatory established “well-capitalized” status at September 30, 2014 under the prompt corrective action regulatory framework; however, United Bank and Citizens Northern are required to maintain capital ratios at higher levels as outlined in their regulatory agreements. The capital ratios at these two banks exceeded those required higher amounts at September 30, 2014.

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

The Parent Company had cash balances of $34.1 million and $36.5 million at September 30, 2014 and year-end 2013, respectively. Significant cash receipts of the Parent Company for 2014 include dividend payments from its bank and nonbanking subsidiaries of $6.0 million and $1.5 million, respectively, a return of capital from nonbank subsidiaries in the amount of $1.5 million, and management fees from subsidiaries of $2.4 million. Significant cash payments by the Parent Company in 2014 include $10.0 million to redeem a portion of its outstanding preferred stock, $1.8 million for salaries, payroll taxes, and employee benefits, and $1.5 million for the payment of dividends on outstanding preferred stock.

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

As of September 30, 2014, the Company had $233 million of additional borrowing capacity under various FHLB, federal funds, and other borrowing agreements. However, there is no guarantee that these sources of funds will continue to be available to the Company, or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in the Company’s liquidity from these sources. The Company’s borrowing capacity was $228 million at year-end 2013.

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

Liquid assets consist of cash, cash equivalents, and available for sale investment securities. At September 30, 2014, consolidated liquid assets were $689 million, up $8.1 million or 1.2% compared to $681 million at year-end 2013. The Company’s liquidity position remains elevated mainly as a result of the Company’s overall net funding position and weak loan demand. The overall funding position of the Company changes as loan demand, deposit levels, and other sources and uses of funds fluctuate.

Net cash provided by operating activities was $24.2 million and $22.5 million for the first nine months of 2014 and 2013, respectively. This represents an increase of $1.7 million or 7.7%, led by an increase in net mortgage loans sold. Net cash flow from investing activities was $39.3 million for 2014 compared with a net use of $32.8 million for 2013. This represents a change of $72.1 million and was driven by net loan and investment securities activity. The Company had net loan repayment activity of $34.6 million for 2014 as overall paydowns exceeded new demand. For 2013, an increase in loan demand resulted in net origination activity of $6.8 million. For investment securities, the Company had net cash outflows of $630 thousand for 2014 compared with net cash outflows of $31.7 million for the year-ago period. Net cash outflows related to investments represent net purchase activity, where purchases exceeded proceeds received from the sale, maturity, and calls of investment securities. For 2014, excess cash flows from investment and loan activity were used more to fund deposit runoff, debt repayments, and the redemption of a portion of the Company’s preferred stock. In 2013, cash inflows were used more to purchase additional investment securities.

Net cash used in financing activities was $60.9 million and $1.7 million for the first nine months of 2014 and 2013, respectively. The increase in net cash used was driven primarily by deposit runoff, the redemption of a portion of the Company’s preferred stock outstanding of $10.0 million, and repayments of long-term borrowings. Net outflows related to deposits were $45.1 million for the first nine months of 2014, an increase of $37.7 million when compared to $7.3 million for a year earlier. Net repayments on long-term borrowings were $8.1 million for 2014 compared to $2.1 million for 2013.

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

CAPITAL RESOURCES

Shareholders’ equity was $178 million at September 30, 2014, an increase of $8.1 million or 4.8% compared to $170 million at year-end 2013. The increase in shareholders’ equity was driven by a $7.1 million after-tax increase in the unrealized gain on available for sale investment securities, which is attributed to a decrease in longer-term market interest rates. Generally, as market interest rates fall, the value of fixed rate investments increases. Net income for the period increased shareholders’ equity by $12.3 million, partially offset by dividends on preferred stock of $1.5 million. The Company redeemed a portion of its preferred stock in the amount of $10.0 million during the second quarter of 2014, which resulted in a reduction to shareholders’ equity by the same amount.

On January 9, 2009, the Company issued 30 thousand shares of Series A, no par value cumulative perpetual preferred stock. The dividend rate on the preferred shares increased on February 15, 2014 to 9% from 5%. During the second quarter of 2014, the Company redeemed 10 thousand, or one-third, of the preferred shares for $10.0 million plus accrued dividends. The redemption of the shares mitigates the impact of the rate increase on earnings per common share. The amount of dividends payable for a full quarter without the redemption would have resulted in an increase of $300 thousand, equal to $.04 per common share per quarter. After the redemption, the increase in dividends for a full quarter amount to only $75 thousand or $.01 per common share per quarter. The Company’s goal is to redeem the remaining outstanding preferred shares as soon as its capital position, earnings, asset quality, and other factors indicate it is warranted. Further redemptions, however, require the approval of banking regulators. The timing and amount of any further redemption by the Company of its remaining outstanding preferred shares will be disclosed when it is assured. Please refer to Part II, Item 5 “Other Information” included in this Form 10-Q for further information regarding the Company’s announcement in October, 2014 to redeem an additional 10,000 shares of its Series A preferred shares.

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

At September 30, 2014, the Company’s tangible capital ratio was 10.04%, an increase of 69 basis points compared to 9.35% at year-end 2013. The tangible capital ratio is defined as tangible equity as a percentage of tangible assets and excludes intangible assets. Tangible common equity to tangible assets, which further excludes outstanding preferred stock, was 8.91% and 7.70% at September 30, 2014 and year-end 2013, respectively. This represents an increase of 121 basis points in the comparison.

Consistent with the objective of operating a sound financial organization, the Company’s goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios and the regulatory minimums are as follows as of the dates indicated.

	September 30, 2014			December 31, 2013
	Tier 1 Risk-based Capital[1]	Total Risk-based Capital[1]	Tier 1 Leverage[2]	Tier 1 Risk-based Capital[1]	Total Risk-based Capital[1]	Tier 1 Leverage[2]
Consolidated	20.22%	21.47%	12.33%	18.95%	20.21%	11.90%

Farmers Bank & Capital Trust Company	18.77	19.90	10.01	17.56	18.82	9.60
United Bank[3]	17.35	18.62	10.74	15.06	16.33	9.67
First Citizens Bank	14.20	14.88	9.80	12.92	13.67	9.03
Citizens Northern[3]	14.35	15.60	9.70	13.57	14.82	9.67

Regulatory minimum	4.00	8.00	4.00	4.00	8.00	4.00
Well-capitalized status	6.00	10.00	5.00	6.00	10.00	5.00

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

At September 30, 2014, the model indicated that if rates were to gradually increase by 75 basis points during the remainder of the calendar year, then net interest income and net income would decrease 0.1% and 0.2%, respectively for the year ending December 31, 2014 when compared to the forecasted results for the most likely rate environment. The model indicated that if rates were to gradually decrease by 75 basis points over the same period, then net interest income and net income would decrease 0.1% and 0.1%, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended September 30, 2014 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2014, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. It is the opinion of management, after discussion with legal counsel, that the disposition or ultimate resolution of such claims and legal actions will not have a material effect upon the consolidated financial statements of the Company.

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

In the quarter ended September 30, 2014, the Company issued a total of 1,224 shares of common stock to its non-employee directors under this plan as compensation for $28 thousand of director fees. Since January 1, 2014, the Company has issued a total of 3,005 shares of common stock to its directors under this plan as compensation for $65 thousand of director fees. The cash retained by the Company by issuing common stock in lieu of paying cash is used for general corporate purposes. There are no brokers involved in the issuance of stock to directors and no commissions or other broker fees are paid.

At various times, the Company’s Board of Directors has authorized the purchase of shares of the Company’s outstanding common stock. No stated expiration dates have been established under any of the previous authorizations. There were no Company shares purchased during the quarter ended September 30, 2014. There are 84,971 shares that may still be purchased under the various authorizations.

Item 5. Other Information

On October 29, 2014, the Company announced that it will repurchase 10,000 shares, or one-half, of its remaining outstanding Series A preferred stock. The Company will redeem, on a pro-rata basis, the preferred shares at the stated liquidation value of $1,000 per share, plus any accrued dividends. The timing of the repurchase is expected to occur during the fourth quarter of 2014. The total redemption amount will be $10.0 million, plus accrued dividends at 9.0% per share.

The Company originally issued 30,000 shares of its Series A preferred stock in 2009. The current action will be the second partial redemption of the original shares issued. No additional debt or equity was issued in connection with the first redemption of 10,000 shares during May 2014. Likewise, none will be issued in connection with the current redemption.

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

10.6

Employment agreement dated October 28, 2014 between Farmers Capital Bank Corporation and Mark A. Hampton (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 28, 2014 (File No. 000-14412)).

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

Date:	November 6, 2014	/s/ Lloyd C. Hillard, Jr.
Lloyd C. Hillard, Jr.
President and CEO
(Principal Executive Officer)

Date:	November 6, 2014	/s/ Doug Carpenter
C. Douglas Carpenter
Executive Vice President, Secretary, and CFO
(Principal Financial and Accounting Officer)