Form 10-K
period 2014-12-31
FARMERS CAPITAL BANK CORP
filed 2015-03-12
CIK 713095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Registrant's telephone number, including area code: (502) 227-1668

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

The aggregate market value of the registrant’s outstanding voting stock held by non-affiliates on June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was $160 million based on the closing price per share of the registrant’s common stock reported on the NASDAQ.

As of March 1, 2015, there were 7,490,158 shares of common stock outstanding.

Documents incorporated by reference:

Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2015 Annual Meeting of Shareholders are incorporated by reference into Part III.

An index of exhibits filed with this Form 10-K can be found on page 134.

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

The Company also owns FCB Services, Inc., ("FCB Services"), a data processing subsidiary located in Frankfort, Kentucky; FFKT Insurance Services, Inc., (“FFKT Insurance”), a captive property and casualty insurance company in Frankfort, Kentucky; and Farmers Capital Bank Trust I (“Trust I”), Farmers Capital Bank Trust II (“Trust II”), and Farmers Capital Bank Trust III (“Trust III”), which are unconsolidated trusts established to complete the private offering of trust preferred securities. In the case of Trust I and Trust II, the proceeds of the offerings were used to finance the cash portion of the acquisition in 2005 of Citizens Bancorp Inc. (“Citizens Bancorp”), the former parent company of Citizens Northern. For Trust III, the proceeds of the offering were used to finance the cost of acquiring Company shares under a share repurchase program during 2007. EKT Properties, Inc. (“EKT”), established during 2008 to manage and liquidate certain real estate properties repossessed by the Company, was dissolved effective at year end 2014.

The Company provides a broad range of financial services at its 36 locations in 23 communities throughout Central and Northern Kentucky to individual, business, agriculture, government, and educational customers. Its primary deposit products are checking, savings, and term certificate accounts. Its primary lending products are residential mortgage, commercial lending, and consumer installment loans. Substantially all loans and leases are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans and leases are expected to be repaid from cash flow from operations of businesses. Other services provided by the Company include, but are not limited to, cash management services, issuing letters of credit, safe deposit box rental, and providing funds transfer services. The Company has minor amounts of other financial instruments, including deposit accounts in other financial institutions and federal funds sold, neither of which represent a potential concentration of credit risk.

While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable segment. As of December 31, 2014, the Company had $1.8 billion in consolidated total assets.

Organization Chart

Subsidiaries of Farmers Capital Bank Corporation at December 31, 2014 are indicated in the table that follows. Percentages reflect the ownership interest held by the parent company of each of the subsidiaries. Tier 2 subsidiaries are direct subsidiaries of Farmers Capital Bank Corporation. Tier 3 subsidiaries are direct subsidiaries of the Tier 2 subsidiary listed immediately above them. Tier 4 subsidiaries are direct subsidiaries of the Tier 3 subsidiary listed immediately above them. Tier 5 subsidiaries are direct subsidiaries of the Tier 4 subsidiary listed immediately above them.

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

Farmers Bank conducts business at its principal office and four branches in Frankfort, the capital of Kentucky, as well as two branches in Anderson County, and one branch each in Mercer and Boyle Counties. It is the largest bank operating in both Franklin and Anderson Counties based on total bank deposits. The market served by Farmers Bank is diverse, and includes government, commerce, finance, industry, medicine, education, and agriculture. The bank serves many individuals and corporations throughout Central Kentucky. On December 31, 2014, it had total consolidated assets of $687 million, including loans net of unearned income of $313 million. On the same date, total deposits were $555 million and shareholders' equity totaled $68.7 million.

Farmers Bank had six active direct subsidiaries at year-end 2014: Farmers Bank Realty Co. ("Farmers Realty"), Leasing One Corporation ("Leasing One"), Farmers Capital Insurance Corporation (“Farmers Insurance”), EG Properties, Inc. (“EG Properties”), Austin Park Apartments, LTD (“Austin Park”), and Frankfort Apartments II, LTD (“Frankfort Apartments”).

Farmers Realty was incorporated in 1978 for the purpose of owning certain real estate used by the Company and Farmers Bank in the ordinary course of business. Farmers Realty had total assets of $3.5 million on December 31, 2014.

Leasing One was incorporated in August 1993 to operate as a commercial equipment leasing company. At year-end 2014, it had total assets of $6.5 million, including leases net of unearned income of $145 thousand. During 2010, the board of directors of Leasing One reduced the staff and curtailed new lending. Servicing existing leases and terming out residuals are the extent of its ongoing activity at the present time.

Farmers Insurance was organized in 1988 to engage in insurance activities permitted to the Company under federal and state law. Farmers Bank capitalized this corporation in December 1998. Farmers Insurance acts as an agent for an otherwise unrelated title insurance company and offers title insurance coverage on property financed by the Company. At year-end 2014, it had total assets of $514 thousand. During 2014, Farmers Insurance liquidated its previously held 50% interest in Farmers Fidelity Insurance Agency, LLP (“Farmers Fidelity”). The Creech & Stafford Insurance Agency, Inc., an otherwise unrelated party to the Company, held the other 50% interest in Farmers Fidelity. Farmers Fidelity was a direct writer of property and casualty coverage, both individual and commercial.

In November 2002, Farmers Bank incorporated EG Properties. EG Properties is involved in real estate management and liquidation for certain properties repossessed by Farmers Bank. EG Properties holds a 93.4% interest in WCO, LLC (“WCO”), which was formed during 2012 to hold certain real estate repossessed by Farmers Bank and United Bank. EG Properties had total assets of $17.5 million at year-end 2014.

FORE Realty, LLC was organized in December 2009 for the purpose of managing and liquidating certain properties repossessed by Farmers Bank. This entity was dissolved effective December 31, 2014.

Farmers Bank is a limited partner in Austin Park and Frankfort Apartments, two low income housing tax credit partnerships located in Frankfort, Kentucky. These investments provided federal income tax credits to the Company over a 10 year period and have been fully exhausted; however, the Company maintained its investment in these partnerships over a 15 year compliance period in order to avoid possible recapture of the tax credits. The compliance period has since ended and Farmers Bank is in the process of liquidating its investments in these partnerships. In December 2009, Farmers Bank became a limited partner in St. Clair Properties, LLC (“St. Clair Properties”). The objective of St. Clair Properties is to restore and preserve certain qualifying historic structures in Frankfort for which the Company received federal and state tax credits. Farmers Bank liquidated its interest in St. Clair Properties during December 2014. Farmers Bank’s cumulative share of losses from Austin Park and Frankfort Apartments at year-end 2014 exceeded the amount invested, reducing its carrying value of the partnerships to zero.

United Bank

On February 15, 1985, the Company acquired United Bank, a state chartered bank originally organized in 1880. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. United Bank conducts business in its principal office and two branches in Woodford County, Kentucky, four branches in Scott County, two branches in Fayette County, and four branches in Jessamine County. Based on total bank deposits, United Bank is the largest bank operating in both Woodford and Scott Counties, and ranks as the second largest bank in Jessamine County. On December 31, 2014, United Bank had total consolidated assets of $524 million, including loans net of unearned income of $277 million. On the same date, total deposits were $390 million and shareholders’ equity was $63.5 million.

United Bank has one direct subsidiary, EGT Properties, Inc. (“EGT Properties”). EGT Properties was created in March 2008 and is involved in real estate management and liquidation for certain repossessed properties of United Bank. EGT Properties holds a 6.6% interest in WCO and an 83% interest in NUBT Properties, LLC (“NUBT”), the parent company of Flowing Creek Realty, LLC (“Flowing Creek”). Flowing Creek holds certain real estate repossessed by United Bank and Citizens Northern along with parties unrelated to the Company. NUBT holds a 67% interest in Flowing Creek and unrelated financial institutions hold the remaining 33% interest. EGT Properties had total assets of $22.4 million at year-end 2014.

First Citizens

On March 31, 1986, the Company acquired First Citizens, a state chartered bank originally organized in 1964. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. It conducts business at its main office and three branches in Hardin County, Kentucky along with two branch offices in Bullitt County. First Citizens incorporated HBJ Properties, LLC (“HBJ Properties”) during 2012 to hold, manage, and liquidate certain properties repossessed by First Citizens. HBJ Properties had total assets of $4.5 million at year-end 2014.

First Citizens also provides bill payment services under the name of FirstNet. This service specializes in the processing of federal benefit and military allotment processing. First Citizens provides payment services to companies which provide products and services to both military individuals and beneficiaries of Federal benefits.

Based on total bank deposits in Hardin County, First Citizens is the third largest bank operating in Hardin County. On December 31, 2014, First Citizens had total consolidated assets of $312 million, including loans net of unearned income of $192 million. On the same date, total deposits were $269 million and shareholders’ equity was $29.8 million.

Citizens Northern

On December 6, 2005, the Company acquired Citizens Bancorp in Newport, Kentucky. Citizens Bancorp was subsequently merged into Citizens Acquisition, a former bank holding company subsidiary of the Company. During January 2007, Citizens Acquisition was merged into the Company, leaving Citizens Northern as a direct subsidiary of the Parent Company. Citizens Northern is a state chartered bank organized in 1993 and is engaged in a general banking business providing full service banking to individuals, businesses, and governmental customers. It conducts business in its principal office in Newport and four branches in Campbell County, Kentucky, one branch in Boone County and two branches in Kenton County. Based on total bank deposits, Citizens Northern ranks as the second largest bank operating in Campbell County. At year-end 2014, Citizens Northern had total consolidated assets of $255 million, including loans net of unearned income of $149 million. On the same date, total deposits were $209 million and shareholders’ equity was $25.2 million.

In March 2008, Citizens Northern incorporated ENKY Properties, Inc. (“ENKY”). ENKY was established to manage and liquidate certain real estate properties repossessed by Citizens Northern. ENKY also holds a 17% interest in NUBT, the parent company of Flowing Creek. Flowing Creek holds real estate repossessed by Citizens Northern and United Bank along with parties unrelated to the Company. NUBT holds a 67% interest in Flowing Creek and unrelated financial institutions hold the remaining 33% interest. ENKY had total assets of $5.1 million at year-end 2014.

Nonbank Subsidiaries

FCB Services was organized in 1992 and provides data processing services and support for the Company and its subsidiaries. It is located in Frankfort, Kentucky. It also provides data processing services for nonaffiliated entities. FCB Services had total assets of $3.8 million at December 31, 2014.

FFKT Insurance was incorporated during 2005. It is a captive property and casualty insurance company insuring primarily deductible exposures and uncovered liability related to properties of the Company. FFKT Insurance had total assets of $2.9 million at December 31, 2014.

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

EKT was created in September 2008 to manage and liquidate certain real estate properties repossessed by the Company’s subsidiary banks. EKT was dissolved effective December 31, 2014.

Lending Summary

A significant part of the Company’s operating activities include originating loans, approximately 89% of which are secured by real estate at December 31, 2014. Real estate lending primarily includes loans secured by owner and non-owner occupied one-to-four family residential properties as well as commercial real estate mortgage loans to developers and owners of other commercial real estate. Real estate lending primarily includes both variable and adjustable rate products. Loan rates on variable rate loans generally adjust upward or downward immediately based on changes in the loan’s index, normally prime rate as published by the Wall Street Journal. Rates on adjustable rate loans move upward or downward after an initial fixed term of normally one, three, or five years. Rate adjustments on adjustable rate loans are made annually after the initial fixed term expires and are indexed mainly to shorter-term Treasury indexes. Generally, variable and adjustable rate loans contain provisions that cap the amount of interest rate increases of up to 600 basis points and rate decreases of up to 100 basis points over the life of the loan. In recent years, it has been increasingly common for the Company to set a floor equal to the initial rate without further downward adjustments. In addition to the lifetime caps and floors on rate adjustments, loans secured by residential real estate typically contain provisions that limit annual increases at a maximum of 100 basis points. There is typically no annual limit applied to loans secured by commercial real estate.

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

Generally, for loans in excess of $2.5 million, the subsidiaries bank’s full board of directors will be presented with the loan request. This only occurs when the potential credit has first been recommended by the loan officer and chief credit officer of the subsidiary bank, and then by the directors’ loan committee and the Chief Credit Officer. When loan requests are within policy guidelines and the amount requested is within their lending authority, lenders are permitted to approve and close the transaction. A review of the loan file and documentation takes place within 30 days to ensure policy and procedures are being followed. Approval authorities are under regular review for adjustment by affiliate management and the Parent Company. Loan requests outside of standard policy may be made on a case by case basis when justified, documented, and approved by either the board of directors of the subsidiary bank, committee, or other authorized person as determined by the size of the transaction. Procedures are in place which require ongoing monitoring subsequent to loan approval. For example, updated financial statements are required periodically for certain types of credits and risk ratings are re-evaluated at least annually for credit relationships in excess of $500 thousand, which includes analyzing updated cash flows and loan to value ratios. Annual site visits are made for credit relationships of $1.0 million or above.

Underwriting

Underwriting criteria for all types of loans are prescribed within the lending policy.

Residential Real Estate

Residential real estate mortgage lending made up 39% of the loan portfolio at year-end 2014. Underwriting criteria and procedures for residential real estate mortgage loans include:

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

The Company strives to offer qualified mortgages as defined by the Consumer Financial Protection Bureau. However, the Company will also allow non-qualified mortgages with the review and approval of the Company’s Chief Credit Officer or Chief Executive Officer of the affiliate bank. The qualified mortgage rule applies to home loans and is designed to ensure that borrowers can afford to repay loans by prohibiting or limiting certain high risk products and features such as charging excessive upfront points and fees, prohibiting interest-only loans, negative amortizing loans, loans exceeding repayment terms of 30 years, and, in most cases, balloon loans. Qualified mortgages also limit the borrower’s debt to income ratio to 43%.

Commercial Real Estate

Commercial real estate lending made up 40% of the loan portfolio at year-end 2014. Commercial real estate lending underwriting criteria is documented in the lending policy and includes loans secured by office buildings, retail stores, warehouses, hotels, and other commercial properties. Underwriting criteria and procedures for commercial real estate loans include:

●	Procurement of Federal income tax returns and financial statements for the past three years and related supplemental information deemed relevant;
●	Detailed financial and credit analysis is performed and presented to various committees;
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

Real Estate Construction

The Company’s real estate construction lending has declined over the last several years due to related economic conditions. Where the Company’s markets continue to demonstrate demand, construction lending continues with close monitoring of the borrower and the local economy. At year-end 2014, real estate construction lending comprised approximately 10% of the total loan portfolio.

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

Commercial, Financial, and Agriculture

Commercial, financial, and agriculture lending underwriting criteria is documented in the lending policy and includes loans to small and medium sized businesses secured by business assets, loans to financial institutions, and loans to farmers and for the production of agriculture. At year-end 2014, these loans made up approximately 9% of the total loan portfolio. Underwriting criteria and procedures for such loans are detailed below.

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

Loans to financial institutions are generally secured by the capital stock of the financial institution with a loan to value ratio not to exceed 60% and repayment terms not exceeding 10 years. Capital stock values of non-public companies are determined by common metrics such as a multiple of tangible book value or by obtaining third party estimates. Financial covenants are also obtained that require the borrower to maintain certain levels of asset quality, capital adequacy, liquidity, profitability, and regulatory compliance. At year-end 2014, loans to financial institutions were zero.

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

Installment Loans

Installment lending is a small component of the Company’s portfolio mix, reflecting approximately 1% of outstanding loans at year-end 2014. These loans predominantly are direct loans to established bank customers and primarily include the financing of automobiles, boats, and other consumer goods. The character, capacity, collateral, and conditions are evaluated using policy restraints. Installment loans are made for terms of up to five years.

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

Lease Financing

Lease financing is an insignificant component of the Company’s portfolio, representing less than 1% of outstanding loans at year-end 2014. The board of directors of the Company’s Leasing One subsidiary has reduced the staff and curtailed new leasing transactions for the foreseeable future. Servicing existing leases and terming out residuals are the extent of its ongoing activity at the present time.

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

Appraisals

The values of real estate in the Company’s markets have largely stabilized in 2014, but overall levels have generally declined since the economic downturn which accelerated in 2008. The level of net loan charge-offs have decreased in the last several years compared to the spikes which occurred between 2009 to 2011. These spikes were driven mainly by slower sales and excess inventory related to loans secured by real estate. The slower sales and excess inventory decreased the cash flow and financial prospects of many borrowers, particularly those in the real estate development and related industries, and reduced the estimated fair value of the collateral securing these loans.

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

Certain appraisals, such as for subdivision development and for other projects expected to take over one year to liquidate, are required to include estimated costs to sell. For others, management adjusts the appraised value by the estimated selling costs when they are either absent or not required. Additional reserves or direct write downs are made to the loan to reflect these adjustments.

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

The carrying value of a downgraded loan or nonperforming asset wherein the underlying collateral is an incomplete project is based on an updated appraisal at the “as is” value. The current appraisal is a compilation of the most recent sales available and therefore includes the risk premium established by market conditions. When comparable sales are not deemed to be reliable or the adjustments are not satisfactory, management will make appropriate adjustments to the fair value which includes a risk premium (discount) deducted using the discounted cash flow framework. The reserve or write down is expended upon completion of the appraisal and other relevant information assessment.

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

For present and future construction and development loan requests, borrowers must show sufficient cash reserves and significant excess cash flow from all sources in addition to other underwriting criteria measures. A project’s viability is a major consideration as well, along with the probability of its stabilization and/or sale. Due to the general lack of risk-appropriate opportunities currently in our markets combined with our low desire for this segment of the lending portfolio, interest reserves are not commonplace.

Supervision and Regulation

The Company and its subsidiaries are subject to comprehensive supervision and regulation that affect virtually all aspects of their operations. The laws and regulations are primarily intended for the protection of depositors, borrowers, and federal deposit insurance funds, and, to a lesser extent, for the protection of stockholders and creditors. Changes in applicable laws, regulations, or in the policies of banking and other government regulators may have a material adverse effect on our current or future business. The following discussion is a summary of certain of the more important aspects of the relevant statutory and regulatory provisions and does not purport to be complete nor does it address all applicable statutes and regulations.

Supervisory Authorities

The Company is a bank holding company, registered with and regulated by the Federal Reserve. All four of its subsidiary banks are Kentucky state-chartered banks. Two of the Company’s subsidiary banks are members of their regional Federal Reserve Bank. The Company and its subsidiary banks are subject to supervision, regulation, and examination by the Federal Reserve, Federal Deposit Insurance Corporation (“FDIC”), and the Kentucky Department of Financial Institutions (“KDFI”). The Company and its subsidiary banks are required to file regular reports with the FRB, the FDIC, and the KDFI. The regulatory authorities routinely examine the Company and its subsidiary banks to monitor compliance with laws and regulations, financial condition, adequacy of capital and reserves, quality and documentation of loans, payment of dividends, adequacy of systems and controls, credit underwriting, asset liability management, and the establishment of branches.

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

Capital

The FRB, the FDIC, and the KDFI require the Company and its subsidiary banks to meet certain ratios of capital to assets in order to conduct their activities. To be well-capitalized under current rules, the institutions must generally maintain a Total Risk-based Capital ratio of 10% or greater, a Tier 1 Risk-based Capital ratio of 6% or greater, and a Tier 1 Leverage ratio of 5% or more. For the purposes of these tests, Tier 1 Capital consists of common equity and related surplus, retained earnings, and a limited amount of qualifying preferred stock, less goodwill (net of certain deferred tax liabilities) and certain core deposit intangibles. Tier 2 Capital consists of non-qualifying preferred stock, certain types of debt and a limited amount of other items. Total Capital is the sum of Tier 1 and Tier 2 Capital.

In measuring the adequacy of capital, assets are generally weighted for risk. Certain assets, such as cash and U.S. government securities, have a risk weighting of zero. Others, such as commercial and consumer loans, are risk weighted at 100%. Risk weightings are also assigned for off-balance sheet items such as loan commitments. The various items are multiplied by the appropriate risk-weighting to determine risk-adjusted assets for the capital calculations. For the leverage ratio mentioned above, average quarterly assets (as defined) are used and are not risk-weighted.

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

In December 2010, the Basel Committee on Banking Supervision issued final rules related to global regulatory standards on bank capital adequacy and liquidity (commonly referred to as “Basel III”) previously agreed on by the Group of Governors and Heads of Supervision (the oversight body of the Basel Committee). U.S. federal banking agencies adopted final rules during 2013 to bring U.S. banking organizations into compliance with Basel III. Under the new rules, which are effective in 2015, the Company will be subject to new capital requirements that include: (i) creation of a new required ratio for common equity Tier 1 (“CET1”) capital, (ii) an increase to the minimum Tier 1 capital ratio, (iii) changes to risk-weightings of certain assets for purposes of the risk-based capital ratios, (iv) creation of an additional capital conservation buffer in excess of the required minimum capital ratios, and (v) changes to what qualifies as capital for purposes of meeting these capital requirements. Under the new rules, the Company will be required to maintain additional levels of Tier 1 common equity over the minimum risk-based capital levels before it may pay dividends or pay discretionary bonuses.

Under Basel III, the Company will be required to maintain a minimum CET1 ratio of 4.5% of risk-weighted assets. CET1 consists of common stock, related surplus, and retained earnings less certain deductions that primarily include goodwill, other intangible assets, and deferred tax assets. These deductions to CET1 will be phased-in over a four-year period beginning at 40% on January 1, 2015 and an additional 20% per year thereafter. The minimum Tier 1 capital ratio will increase to 6% from 4%, while the total capital ratio and leverage ratio remains unchanged at 8% and 4%, respectively. Changes to risk-weighted assets include: i) 150% risk weighting for non-residential mortgage loans past due more than 90 days or classified as nonaccrual; ii) 150% risk weighting (from 100%) for certain high volatility commercial real estate acquisition, development, and construction loans; iii) a 20% (from 0%) credit conversion factor for the unused portion of commitments with an original maturity of one year or less (except those unconditionally cancellable by the Company); and, iv) a 250% (from 100%) risk weighting for mortgage servicing and deferred tax assets that are not deducted from CET1.

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

The new capital rules prohibit including certain hybrid and preferred securities in Tier 1 capital. However, the rules grandfather these non-qualifying capital instruments (subject to 25% of Tier 1 capital) of bank holding companies with total consolidated assets of less than $15 billion as of December 31, 2009. Non-qualifying capital instruments under the final rule include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010, which are currently included in Tier 1 capital. As a result, beginning in 2015, the Company’s non-qualifying capital instruments will be subject to a limit of 25% of Tier 1 capital elements, excluding the non-qualifying capital instruments and after all regulatory capital deductions and adjustments applied to Tier 1 capital. Non-qualifying capital instruments excluded from Tier 1 capital under the 25% limitation may be included as a component of Tier 2 capital.

The Company has completed a pro forma analysis of its capital ratios under the new capital rules discussed above. Such analysis indicates the Company remains well-capitalized under the new rules, which require a CET1 ratio of 6.5%, a Tier 1 capital ratio of 8%, a total capital ratio of 10%, and a leverage ratio of 5%. The analysis also shows the Company meets the minimum capital ratios and a fully phased-in capital conservation buffer.

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

Deposit Insurance

Each of the Company’s subsidiary banks are members of the FDIC, and their deposits are insured by the FDIC’s Deposit Insurance Fund (“DIF”) up to prescribed limits of $250 thousand per depositor. The Company’s subsidiary banks are subject to quarterly FDIC deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) required changes to a number of components of the FDIC insurance assessment that was effective April 1, 2011. The Dodd-Frank Act required the FDIC to adopt a new DIF restoration plan to increases its reserve ratio to 1.35% from 1.15% of insured deposits by 2020. Under the restoration plan, the FDIC adopted regulations that redefined the assessment base as average consolidated assets less average tangible equity (as defined) during the assessment period.  Since the new assessment base resulted in a larger overall base when compared to the previous domestic deposits base methodology, overall assessment rates were lowered and the secured liability adjustment was eliminated from the rate calculation in an attempt to make the new assessments revenue neutral. The new regulations retain the risk category system for depository institutions with less than $10 billion in assets. Under this system, each institution is assigned to one of four risk categories based upon the institution’s capital and supervisory evaluation. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, increase or decrease assessment rates. In establishing assessments, the FDIC is required to offset the effect of the higher reserve ratio against insured depository institutions with total consolidated assets of less than $10 billion.

To determine the Company’s deposit insurance premiums, each of its subsidiary banks compute their respective assessment base, composed of average consolidated assets less average tangible equity (as defined), then applying the applicable assessment rate. Assessment rates range from 2.5 to 9 basis points for banks designated in the lowest risk category and up to 30 to 45 basis points for banks designated in the highest risk category. The range of assessment rates applicable to each risk category varies depending on the level of the banks unsecured debt and brokered deposits. Graduated assessment rate decreases are set to phase in when the DIF reserve ratio exceeds 1.15%, 2.0%, and 2.5%.

The FDIC may terminate insurance for depository institutions upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound financial condition, or has violated an applicable law, rule, regulation, order, or condition imposed by the FDIC.

In addition to deposit insurance assessments, all FDIC insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 possessing assessment powers in addition to the FDIC. The FDIC acts as a collection agent for FICO, whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation. FICO assessment rates are determined quarterly and will continue until the FICO bonds mature in 2017 through 2019.

Other Statutes and Regulations

The Company and its subsidiary banks are subject to numerous other statutes and regulations affecting their activities. Some of the more important are summarized below.

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

Dividends. The Parent Company’s principal source of cash flow, including cash flow to pay dividends to its shareholders, is the dividends that it receives from its subsidiary banks. Statutory and regulatory limitations apply to the subsidiary banks’ payments of dividends to the Parent Company as well as to the Parent Company’s payment of dividends to its shareholders. A depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. The federal banking agencies may prevent the payment of a dividend if they determine that the payment would be an unsafe and unsound banking practice. Moreover, the federal agencies have issued policy statements that provide bank holding companies and insured banks should generally only pay dividends out of current operating earnings. Certain of the Company’s bank subsidiaries are subject to regulatory orders that restrict the payment of dividends. For further information please refer to the caption “Recent Regulatory Events and Increased Capital Requirements” below.

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

Emergency Economic Stabilization Act of 2008 (“EESA”). EESA was signed into law during 2008 as a measure to stabilize and provide liquidity to the U.S. financial markets. Under EESA, the Troubled Asset Relief Program (“TARP”) was created. TARP granted the U.S. Treasury (“Treasury”) authority to, among other things, invest in financial institutions and purchase troubled assets in an aggregate amount up to $700 billion.

In connection with TARP, the Capital Purchase Program (“CPP”) was launched on October 14, 2008. Under the CPP, the Treasury announced a plan to use up to $250 billion of TARP funds to purchase equity stakes in certain eligible financial institutions, including the Company. The Company received $30.0 million of equity capital under the CPP in January 2009. In the transaction, the Company issued 30,000 shares of fixed-rate cumulative perpetual preferred stock to the Treasury. The terms of the preferred shares required the Company to pay a 5% cumulative dividend during the first five years the shares were outstanding, resetting to 9% thereafter, and includes certain restrictions on dividend payments of lower ranking equity. The Company repurchased 20,000 of its outstanding preferred shares during 2014 for $20.0 million.

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

Dodd-Frank Act. The Dodd-Frank Act was signed into law in July 2010. The Dodd-Frank Act implements far-reaching changes to the regulation of the financial services industry, including provisions that:

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

Volcker Rule. The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits certain ownership interests in and relationships with private equity and hedge funds (commonly referred to as the “Volcker Rule”). On December 10, 2013, U.S. financial regulators, including the Federal Reserve, adopted final rules to implement the Volcker Rule. The Final Rules were effective April 1, 2014, but the conformance period to bring activities and investments into compliance was extended to July 21, 2015. The Company currently does not have any impermissible holdings under the rule, and expects no material financial impact or changes to its operations as a result.

Recent Regulatory Events and Increased Capital Requirements

The Company’s subsidiary banks are subject to capital-based regulatory requirements. The Company has historically managed its banks’ capital levels with the goal of meeting the criteria established by its regulators to be “well-capitalized.” Historically, to be well-capitalized, a depository institution needed to have a Tier 1 Leverage ratio of at least 5%, a Tier 1 Risk-based Capital ratio of 6%, and a Total Risk-based Capital ratio of 10%. As of December 31, 2014, each of the Company’s four subsidiary banks satisfied these capital ratios.

Although each of the Company’s subsidiary banks met the definition of well-capitalized as of December 31, 2014, some of their capital levels experienced decreases during the earlier years of the economic downturn that began in late 2007. Because of the turmoil in the banking markets and continued difficulty many banks were experiencing with their loan portfolios, bank regulatory agencies have increasingly required higher capital reserves as a cushion for dealing with deterioration in their loan portfolios. Primarily as a result of examinations that took place starting in 2009, the Company’s banking regulators have required certain of its bank subsidiaries to increase their minimum capital ratios, which resulted in capital injections from the Parent Company. Capital requirements and other supervisory actions resulting from the regulatory examinations are summarized below. For a more complete discussion, please refer to the section captioned “Capital Resources” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Result of Operations” part of this Form 10-K.

Parent Company. Primarily due to the regulatory actions and capital requirements at certain of the Company’s subsidiary banks as further discussed below, the Federal Reserve Bank of St. Louis (“FRB St. Louis”) and the KDFI entered into a Memorandum of Understanding (“Memorandum”) with the Parent Company during the fourth quarter of 2009. Pursuant to the Memorandum, the Company agreed that it would develop an acceptable capital plan to ensure that the consolidated organization remains well-capitalized and each of its subsidiary banks meet the capital requirements imposed by their regulator as summarized below. The 2009 Memorandum was terminated in March 2014 as a result of continued satisfactory compliance, most notably from the progress made in lowering nonperforming assets and increasing capital levels.

The Company is no longer required to receive permission from its banking regulators to make interest payments on its trust preferred securities or to pay dividends on its common and preferred stock. However, the Company’s goal is to redeem all of its outstanding preferred stock before considering the payment of a dividend on its common stock. The Company redeemed a total of 20,000 shares, or two-thirds, of its outstanding preferred stock during 2014 in two separate partial redemptions of 10,000 shares each. The redemption amount was equal to the stated liquidation value of $1 thousand per share or $20.0 million in the aggregate, plus accrued dividends. The Company intends to redeem its remaining 10,000 shares of preferred stock in 2015, although this action requires approval by our banking regulators. The timing and amount of any further redemption by the Company of its remaining outstanding preferred stock will be disclosed when assured.

United Bank.  In November of 2009, the FDIC and the KDFI entered into a Cease and Desist Order (“C&D”) with United Bank primarily as a result of its level of nonperforming assets.  The C&D was terminated in December 2011 coincident with the issuance of a Consent Order (“Consent Order”) entered into between the parties. The Consent Order is substantially the same as the C&D, with the primary exception being that United Bank must achieve and maintain a Tier 1 Leverage ratio of 9.0% and a Total Risk-based Capital ratio of 13.0%. During the first quarter of 2012, the Parent Company injected from its reserves $2.5 million in capital into United Bank in order for it to comply with the Consent Order. During January 2014, the formal Consent Order entered into during 2011 with United Bank was terminated and replaced with a stepped-down enforcement action in the form of an informal Memorandum, which includes many of the same provisions covered by the Consent Order. At December 31, 2014, United Bank had a Tier 1 Leverage ratio of 11.08% and a Total Risk-based Capital ratio of 19.26%. The Parent Company injected from its reserves $18.9 million of capital into United Bank between the fourth quarter of 2009 and the first quarter of 2012.

Other components in the regulatory order with United Bank include oversight and reporting obligations to its regulators in terms of complying with the Memorandum. It also includes requirements in the level of reporting by management to its board of directors of its financial results, budgeting, and liquidity analysis, as well as restricting the bank from extending additional credit to borrowers with credits classified as substandard, doubtful or special mention in the report of examination. There is also a requirement to obtain written consent prior to declaring or paying a dividend and to develop a written contingency plan if the bank is unable to meet the capital levels established in the Memorandum.

The Company received written notification in March 2015 that the FDIC and KDFI, as a result of their recent examination, terminated the Memorandum that was entered into with United Bank effective immediately. In connection with the termination of the Memorandum, the Board of Directors of United Bank agreed to adopt a resolution which includes many of the same provisions as the Memorandum, including the requirement to seek approval from the FDIC and KDFI prior to the payment of dividends. However, the requirement for maintaining a minimum Tier 1 Leverage ratio of 9.0% and a Total Risk-based Capital ratio of 13.0% no longer applies.

Citizens Northern.  The FDIC and the KDFI entered into a Memorandum with Citizens Northern in September of 2010.  The Memorandum was terminated July 7, 2013 upon the issuance of an updated Memorandum. The updated Memorandum contains many of the same provisions included in the terminated Memorandum, with a new requirement that Citizens Northern maintain a Tier 1 leverage ratio at or above 9.0%. In addition, the updated Memorandum requires having and retaining qualified management in the areas of loan administration and collection. It also requires Citizens Northern to address credit underwriting and administration weaknesses identified in the most recent examination of the bank by the FDIC and the KDFI. At December 31, 2014, Citizens Northern had a Tier 1 Leverage ratio of 10.11% and a Total Risk-based Capital ratio of 15.71%.

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

Regulators continue to monitor the Company’s progress and compliance with the regulatory agreements through periodic on-site examinations, regular communications, and quarterly data analysis. The Company believes it is adequately addressing all issues of the regulatory agreements to which it is subject. However, only the respective regulatory agencies can determine if compliance with the applicable regulatory agreements has been met. The Company believes that its subsidiary banks are in compliance with the requirements identified in the regulatory agreements as of December 31, 2014.

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

Competition

The Company and its subsidiaries face vigorous competition for banking services from various types of businesses other than commercial banks and savings and loan associations. These include, but are not limited to, credit unions, mortgage lenders, finance companies, insurance companies, stock and bond brokers, financial planning firms, and department stores, which compete for one or more lines of banking business. The Company also competes for commercial and retail business not only with banks in Central and Northern Kentucky, but with banking organizations from Ohio, Indiana, Tennessee, Pennsylvania, and North Carolina which have banking subsidiaries located in Kentucky. These competing businesses may possess greater resources and offer a greater number of branch locations, higher lending limits, and may offer other services not provided by the Company. In addition, the Company’s competitors that are not depository institutions are generally not subject to the extensive regulations that apply to the Company and its subsidiary banks. The Company has attempted to offset some of the advantages of its competitors by arranging participations with other banks for loans above its legal lending limits, expanding into additional markets and product lines, and entering into third party arrangements to better compete for its targeted customer base. Competition from other providers of financial services may reduce or limit the Company’s profitability and market share.

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

Employees

As of December 31, 2014, the Company had 510 full-time equivalent employees. Employees are offered a variety of benefits. A salary savings plan, group life insurance, hospitalization, dental, vision, and major medical insurance along with postretirement health insurance benefits are available to eligible personnel. Employees are not represented by a union. Management and employee relations are considered good.

The Company previously maintained a Stock Option Plan (“Plan”), which granted certain eligible employees the option to purchase a limited number of the Company’s common stock. The Plan included the conditions and terms that the grantee must meet in order to exercise the options. No options have been granted under the Plan since 2004 and all outstanding options expired during the fourth quarter of 2014. There were no options exercised since 2008.

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

The Company’s level of nonperforming assets (which include performing restructured loans) continue to improve, but remain elevated. Nonperforming assets adversely affect the Company’s net income in several ways. The Company does not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting interest income. When the Company repossesses collateral in foreclosures and similar proceedings, it is required to record the property at its fair value less estimated selling costs, which typically decreases net income.

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

Volatility and deterioration in the broader economy increases the Company’s risk of credit losses, which could have a material adverse effect on its operating results. If a significant number of loans in the Company’s portfolio are not repaid, it would have an adverse effect on its earnings and overall financial condition. The Company’s bank subsidiaries each maintain an allowance for loan losses to provide for losses inherent in the loan portfolio. The allowance for loan losses reflects management’s best estimate of probable incurred credit losses in their loan portfolio at the balance sheet date. This evaluation is primarily based upon a review of the bank’s historical loan loss experience, known risks contained in the bank’s loan portfolio, composition and growth of the bank’s loan portfolio, and economic factors. Additionally, a bank’s regulators may require additional provision for the loan portfolio in connection with their examinations, agreements, or orders. The determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. As a result, the Company’s allowance for loan losses may be inadequate to cover actual losses in its loan portfolio. Consequently, the Company risks having additional future provision for loan losses that may materially affect its earnings.

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

Generally, the Company’s nonperforming loans and assets reflect operating difficulties of individual borrowers; however, the overall economic decline and slow growth of recent years has become a significant contributing factor to the increased levels of nonperforming loans. Sluggish sales and excess inventory in the residential housing market continue to exist and has been the primary cause of elevated delinquencies and foreclosures in recent years. If trends in the housing and real estate markets worsen, the Company expects that it will experience an increase in delinquencies and credit losses. As a result, the Company may be required to increase its provision for loan losses and charge off additional loans in the future, which could adversely affect the Company’s financial condition and results of operations, perhaps materially. If additional provisions and charge-offs cause the Company to experience losses, it may be required to contribute additional capital to its bank subsidiaries to maintain capital ratios required by regulators.

The Company’s exposure to credit risk is increased by its real estate development lending.

Real estate development lending has historically been considered to be higher credit risk than that of other types of lending, such as for single-family residential properties. At year-end 2014, 11% of the outstanding balance of real estate development loans was classified as impaired. Real estate development loans typically involve larger loan balances to a single borrower or related borrowers. These loans can be affected by adverse conditions in real estate markets or the economy in general because commercial real estate borrowers’ ability to repay their loans depends on successful development and, in most cases, sale of the underlying property. These loans also involve greater risk because they generally are not fully amortized over the loan period, but have a balloon payment due at maturity of the loan. A borrower’s ability to make a balloon payment typically depends on being able to either refinance the loan or timely sell the underlying property. In the current economic environment, the ability of borrowers to refinance or sell newly developed property or vacant land remains challenging. If the real estate markets were to worsen or not improve, the Company likely will experience increased credit losses and require additional provisions to our allowance for loan losses, which would adversely impact the Company’s earnings and financial condition.

The Company’s investment securities portfolio is comparatively larger than other community banks and it is more dependent on its investment portfolio to generate net income.

The Company relies more heavily on its investment securities portfolio as a source of interest income than many other community banks because its loan portfolio makes up a smaller proportion of its earning assets. If the Company is not able to successfully manage the interest rate spread on the investment portfolio, its net interest income will decrease, which would adversely affect its results of operations and negatively impact net income. Investment securities tend to have a lower risk than loans, and as such, generally provide a lower yield. For 2014, average investment securities made up 35.0% of the Company’s average total assets. Interest income on investment securities accounted for 22.2% of total interest income for 2014.

The Company periodically sells investment securities at irregular intervals in the normal course of business to execute its current asset/liability management strategies. This will result in the realization of either a net gain or loss. Moreover, proceeds from sales may be reinvested in investment securities with lower yields, which could reduce future earnings from investment securities. The Company monitors its investment securities portfolio for deteriorating values and for other-than-temporary impairment. Any material other-than-temporary impairment charges would likewise have an adverse effect on the Company’s results of operations and could lead to additional losses.

The Company cannot accurately predict the effect of the current economy on its future results of operations or the market price of its stock.

The national economy and the financial services sector in particular continue to face challenges stemming from the economic recession of 2007 to 2009. The Company cannot accurately predict the severity or duration of the current economic slowdown, which has adversely impacted its performance and the markets it serves. Any further deterioration in the economies of the nation as a whole or in the Company’s local markets would have an adverse effect, which could be material, on the Company’s financial condition, results of operations, and prospects and could also cause the market price of the Company’s stock to decline. While it is impossible to predict how long these conditions may exist, the economic slowdown could continue to present risks for some time for our industry and the Company.

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

The Dodd-Frank Act required changes to a number of components of the FDIC insurance assessment. While these changes have resulted in a lower amount of deposit insurance assessments for the Company, future changes in assessment rates or methodology could adversely impact the Company’s future earnings and liquidity in a material amount.

Any future losses may require the Company to raise additional capital; however, such capital may not be available to us on favorable terms or at all.

The Company is required by federal and state regulatory authorities to maintain certain levels of capital to support its operations. Furthermore, as a result of regularly scheduled regulatory examinations, two of the Company’s subsidiary banks were required to maintain capital levels significantly above the well-capitalized benchmark at year-end 2014. The Company’s ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time and on the Company’s future financial condition and performance. Accordingly, the Company cannot make assurances with respect to its ability to raise additional capital on favorable terms, or at all. If the Company cannot raise additional capital when needed, its ability to further expand its operations through internal growth and acquisitions could be materially impaired and its financial condition and liquidity could be materially and adversely affected. The Parent Company is currently under no directive by its regulators to raise any additional capital.

The tightening of available liquidity could limit the Company’s ability to replace deposits and fund loan demand, which could adversely affect its earnings and capital levels.

Liquidity is crucial to the Company’s business. A tightening of the credit and liquidity markets and the Company’s inability to obtain adequate funding to replace deposits may negatively affect its earnings and capital levels. In addition to deposit growth, maturity of investment securities, and loan payments from borrowers, the Company relies from time to time on advances from the Federal Home Loan Bank and other wholesale funding sources to fund loans and replace deposits. In the event of a downturn in the economy, these additional funding sources could be negatively affected which could limit the funds available to the Company. The Company’s liquidity position could be significantly constrained if it were unable to access funds from the Federal Home Loan Bank or other wholesale funding sources.

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

The price of the Company’s common stock may fluctuate significantly, and this may make it difficult to resell the stock when you want or at prices you find attractive.

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

Holders of the Company’s common stock are entitled to receive dividends only when, as, and if its board of directors declares them and as permitted by its regulators. Although the Company historically (up through 2009) declared quarterly cash dividends on its common stock, it is not required to do so.

As a result of the termination in March 2014 of its agreement with its banking regulators, the Company is no longer required to receive permission from its regulators to make interest payments on its trust preferred securities or to pay dividends on its common and preferred stock. The Company’s current goal, however, is to redeem all of its outstanding preferred stock before considering the payment of a dividend on its common stock. The Company redeemed 20,000 shares, or two-thirds, of its original outstanding preferred stock during 2014. The Company intends to redeem its remaining 10,000 shares of preferred stock in 2015, although this action requires approval by our banking regulators. The timing and amount of any further redemption by the Company of its remaining outstanding preferred stock will be disclosed when assured.

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

The Company’s common stock is listed for trading on the NASDAQ Global Select Stock Market. As of December 31, 2014, the 50-day average trading volume of the Company’s common stock on NASDAQ was 9,982 shares or .13% of the total common shares outstanding of 7,489,388. An efficient public trading market is dependent upon the existence in the marketplace of willing buyers and willing sellers of a stock at any given time. The Company has no control over such individual decisions of investors and general economic and market conditions. Given the lower trading volume of the Company’s common stock, larger sales volumes of its common stock could cause the value of its common stock to decrease. Moreover, due to its lower trading volume, it may take longer to liquidate your position in the Company’s common stock without detrimentally affecting the price.

There can be no assurance when the Company’s remaining Series A preferred stock can be redeemed.

Subject to consultation with, and approval from its banking regulators, the Company intends to repurchase the remaining 10,000 shares of its Series A preferred stock. However, there can be no assurance when the shares can be repurchased, if at all. Until such time as the Series A preferred stock is repurchased, the Company will remain subject to the terms and conditions of the instrument, which, among other things, limit the Company’s ability to repurchase or redeem common stock.

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

Shares of the Company’s common stock represent equity interests in the Parent Company and do not constitute indebtedness. Accordingly, the shares of the Company’s common stock rank junior to all of its indebtedness and to other non-equity claims on Farmers Capital Bank Corporation with respect to assets available to satisfy such claims. Additionally, dividends to holders of the Company’s common stock are subject to the prior dividend and liquidation rights of the holders of the Company’s Series A preferred stock and any additional preferred stock we may issue. The Series A preferred stock has a liquidation preference at December 31, 2014 of $1 thousand per share, or $10.0 million in the aggregate, plus any accrued and unpaid dividends.

The Company’s right to participate in any distribution of assets of any of its subsidiaries upon the subsidiary’s liquidation or otherwise, and thus the ability of the Company’s common stockholders to benefit indirectly from such distribution, will be subject to the prior claims of creditors of that subsidiary. As a result, holders of the Company’s common stock are effectively subordinated to all existing and future liabilities and obligations of its subsidiaries, including claims of depositors.

The current economic environment exposes the Company to higher credit losses and expenses and may result in lower earnings or increase the likelihood of losses.

Although the Company remains well-capitalized, it continues to operate in a very challenging and uncertain economic environment. Financial institutions, including the Company, continue to be adversely effected by difficult economic conditions that have impacted not only local markets, but on a national and global scale. Substantial deterioration in real estate and other financial markets in recent years, although improving, have and may continue to adversely impact the Company’s financial performance. Declines in real estate values and home sales volumes, along with historically low labor participation rates and other economic stresses, can decrease the value of collateral securing loans extended to borrowers, particularly that of real estate loans. A decrease in the value of real estate securing loans may make it more difficult for the Company to recover amounts it is owed in the event of default by a borrower.

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

The capital and credit markets experienced heavy volatility and disruptions during much of the most recent economic downturn, with unprecedented levels of volatility and other disruptions. In many cases, this led to downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If similar market disruptions and volatility recur, the Company may experience a material adverse effect on its results of operations and liquidity position or on its ability to access additional capital.

Risks associated with unpredictable economic and political conditions may be amplified as a result of limited market area.

Commercial banks and other financial institutions, including the Company, are affected by economic and political conditions, both domestic and international, and by governmental monetary policies. These conditions and other factors beyond the Company’s control may adversely affect profitability. In addition, almost all of the Company’s primary business area is located in Central and Northern Kentucky. Significant downturns in this economic region may result in a deterioration of the Company’s credit quality, reduce demand for credit, and may harm the financial stability of the Company’s customers. Due to the Company’s regional market area, these negative conditions may have a more noticeable effect on the Company than would be experienced by an institution with a larger, more diverse market area.

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

The secure transmission of confidential information over the Internet is a significant element of online banking. The Company has implemented administrative, technical, and physical security controls and testing procedures to safeguard its customer information. However, those controls could be circumvented or fail, leaving the Company’s computer network or those of its customers vulnerable to unauthorized access, computer viruses, phishing schemes, and other security problems. The Company could be required to commit additional resources to protect against the threat of security breaches and computer viruses, or to remedy problems caused by security breaches or viruses. To the extent that the Company’s activities or the activities of its customers involve the storage and transmission of confidential information, security breaches and viruses could expose the Company to litigation and other possible liabilities. The inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in the Company’s systems and could adversely affect its reputation and overall operations.

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

The scope of the Dodd-Frank Act impacts many aspects of the financial services industry and requires the development and adoption of numerous implementing regulations, many of which have yet to be finalized. Consequently, the effects of the Dodd-Frank Act on the financial services industry and the Company will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken to implement the regulations.  The Company continually assesses the impact of the Dodd-Frank Act on its business and operations and believes that compliance with these new laws and regulations will likely result in higher costs, but the probable impact cannot be measured with a high degree of certainty. Compliance with the new laws and regulations could adversely impact the Company’s results of operations, financial condition, or liquidity, any of which may impact the market price of the Company’s common stock.

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

Unless otherwise indicated, the properties listed below are owned by the Company and its subsidiaries as of December 31, 2014.

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

Item 3. Legal Proceedings

As of December 31, 2014, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. It is the opinion of management, after discussion with legal counsel, that the disposition or ultimate resolution of such claims and legal actions will not have a material effect upon the consolidated financial statements of the Company.

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

During 2014, the Company issued a total of 3,788 shares of common stock to its non-employee directors under this plan as compensation for $82 thousand of director fees. The cash retained by the Company by issuing common stock in lieu of paying cash is used for general corporate purposes. There are no brokers involved in the issuance of stock to directors and no commissions or other broker fees are paid.

At various times, the Company’s Board of Directors has authorized the purchase of shares of the Company’s outstanding common stock. No stated expiration dates have been established under any of the previous authorizations. There were no shares of common stock repurchased by the Company during the quarter ended December 31, 2014. There are 84,971 shares that may still be purchased under the various authorizations, though no shares have been purchased since 2008.

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

	2009	2010	2011	2012	2013	2014

Farmers Capital Bank Corporation	$100.00	$47.75	$43.93	$119.86	$212.82	$227.89
NASDAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
Southeastern Banks Under $1 Billion Market-Capitalization	100.00	118.15	121.31	138.43	196.85	224.92

Corporate Address

The headquarters of Farmers Capital Bank Corporation is located at:

202 West Main Street

Frankfort, Kentucky 40601

Direct correspondence to:

Farmers Capital Bank Corporation

P.O. Box 309

Frankfort, Kentucky 40602-0309

Phone: (502) 227-1668

www.farmerscapital.com

Annual Meeting

The annual meeting of shareholders of Farmers Capital Bank Corporation will be held Tuesday, May 12, 2015 at 11:00 a.m. at the main office of Farmers Bank & Capital Trust Company, Frankfort, Kentucky.

Form 10-K

For a free copy of Farmers Capital Bank Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission, please write:

Mark A. Hampton, Executive Vice President, Chief Financial Officer, and Secretary

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

NASDAQ Market Participants
J.J.B. Hilliard, W.L. Lyons, LLC
(502) 588-8400
(800) 444-1854

Raymond James & Associates, Inc.
(800) 248-8863

UBS Securities, LLC
(859) 269-6900
(502) 589-4000

The Transfer Agent and Registrar for Farmers Capital Bank Corporation is American Stock Transfer & Trust Company, LLC.

American Stock Transfer & Trust Company, LLC

Shareholder Relations

59 Maiden Lane - Plaza Level

New York, NY 10038

Phone: (800) 937-5449

Fax: (718) 236-2641

Email: Info@amstock.com

Website: www.amstock.com

Additional information is set forth under the captions “Shareholder Information” and “Common Stock Price” on page 73 under Part II, Item 7 and Note 18 “Regulatory Matters” in the notes to the Company's 2014 audited consolidated financial statements on pages 116 to 119 of this Form 10-K and is hereby incorporated by reference.

Item 6. Selected Financial Data

Selected Financial Highlights
December 31, (In thousands, except per share data)	2014	2013	2012	2011	2010
Results of Operations
Interest income	$64,352	$66,733	$71,222	$78,349	$89,751
Interest expense	10,153	11,995	18,258	24,670	34,948
Net interest income	54,199	54,738	52,964	53,679	54,803
Provision for loan losses	(4,364)	(2,600)	2,772	13,487	17,233
Noninterest income	23,273	22,116	24,654	24,391	34,110
Noninterest expense	59,278	61,573	59,787	62,492	62,711
Net income	16,459	13,446	12,149	2,738	6,932
Dividends and accretion on preferred shares	1,927	1,951	1,922	1,896	1,871
Net income available to common shareholders	14,532	11,495	10,227	842	5,061
Per Common Share Data
Basic and diluted net income	$1.94	$1.54	$1.37	$.11	$.68
Cash dividends declared	-	-	-	-	-
Book value	21.75	18.73	18.54	17.18	16.35
Tangible book value[1]	21.69	18.61	18.35	16.86	15.87
Selected Ratios
Percentage of net income to:
Average shareholders’ equity (ROE)	9.30%	7.97%	7.38%	1.77%	4.55%
Average total assets (ROA)	.92	.74	.65	.14	.33
Percentage of common dividends declared to net income	-	-	-	-	-
Percentage of average shareholders’ equity to average total assets	9.84	9.34	8.85	8.05	7.32
Total shareholders’ equity	$172,929	$170,055	$168,021	$157,057	$149,896
Total assets	1,782,606	1,809,555	1,807,232	1,883,590	1,935,693
Long term borrowings	168,694	176,850	178,267	239,664	252,209
Senior perpetual preferred stock	10,000	29,988	29,537	29,115	28,719
Weighted average common shares outstanding - basic and diluted	7,483	7,474	7,457	7,424	7,390

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

Dividend payout ratio

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

At year-end 2014, Farmers Bank had three primary subsidiaries, which include EG Properties, Inc., Leasing One Corporation (“Leasing One”), and Farmers Capital Insurance Corporation (“Farmers Insurance”). EG Properties, Inc. is involved in real estate management and liquidation for certain repossessed properties of Farmers Bank. Leasing One is a commercial leasing company in Frankfort, KY, and Farmers Insurance is an insurance agency in Frankfort, KY. United Bank has one direct subsidiary, EGT Properties, Inc. EGT Properties, Inc. is involved in real estate management and liquidation for certain repossessed properties of United Bank. First Citizens has one subsidiary, HBJ Properties, LLC. HBJ Properties, LLC is involved in real estate management and liquidation for certain repossessed properties of First Citizens. Citizens Northern has one direct subsidiary, ENKY Properties, Inc., which is involved in real estate management and liquidation for certain repossessed properties of Citizens Northern.

The Company had three active nonbank subsidiaries in 2014, FCB Services, Inc. (“FCB Services”), FFKT Insurance Services, Inc. (“FFKT Insurance”), and EKT Properties, Inc. (“EKT”). FCB Services is a data processing subsidiary located in Frankfort, KY that provides services to the Company’s banks as well as unaffiliated entities. FFKT Insurance is a captive property and casualty insurance company insuring primarily deductible exposures and uncovered liability related to properties of the Company. EKT, which was dissolved effective December 31, 2014, was formed to manage and liquidate certain real estate properties repossessed by the Company. The Company has three subsidiaries organized as Delaware statutory trusts that are not consolidated into its financial statements. These trusts were formed for the purpose of issuing trust preferred securities. All significant intercompany transactions and balances are eliminated in consolidation.

For a complete list of the Company’s subsidiaries, please refer to the discussion under the heading “Organization” included in Part 1, Item 1 of this Form 10-K. The following discussion should be read in conjunction with the audited consolidated financial statements and related footnotes that follow.

Forward-Looking Statements

This report contains forward-looking statements with the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Statements in this report that are not statements of historical fact are forward-looking statements. In general, forward-looking statements relate to a discussion of future financial results or projections, future economic performance, future operational plans and objectives, and statements regarding the underlying assumptions of such statements. Although management of the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate.

Various risks and uncertainties may cause actual results to differ materially from those indicated by the Company’s forward-looking statements. In addition to the risks described under Part 1, Item 1A “Risk Factors” in this report, factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company and its subsidiaries operate) and lower interest margins; competition for the Company’s customers from other providers of financial services; deposit outflows or reduced demand for financial services and loan products; government legislation, regulation, and changes in monetary and fiscal policies (which changes from time to time and over which the Company has no control); changes in interest rates; changes in prepayment speeds of loans or investment securities; inflation; material unforeseen changes in the liquidity, results of operations, or financial condition of the Company’s customers; changes in the level of non-performing assets and charge-offs; changes in the number of common shares outstanding; the capability of the Company to successfully enter into a definitive agreement for and close anticipated transactions; unexpected claims or litigation against the Company; expected insurance or other recoveries; technological or operational difficulties; the impact of new accounting pronouncements and changes in policies and practices that may be adopted by regulatory agencies; acts of war or terrorism; the ability of the Parent Company to receive dividends from its subsidiaries; the impact of larger or similar financial institutions encountering difficulties, which may adversely affect the banking industry or the Company; the Company or its subsidiary banks’ ability to maintain required capital levels and adequate funding sources and liquidity; and other risks or uncertainties detailed in the Company’s filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.

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

The most significant accounting policies followed by the Company are presented in Note 1 of the Company’s 2014 audited consolidated financial statements. These policies, along with the disclosures presented in other financial statement notes and in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and fair value measurements to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

Allowance for Loan Losses

The allowance for loan losses represents credit losses specifically identified in the loan portfolio, as well as management's estimate of probable incurred credit losses in the loan portfolio at the balance sheet date. Determining the amount of the allowance for loan losses and the related provision for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant changes. The loan portfolio also represents the largest asset group on the consolidated balance sheets. Additional information related to the allowance for loan losses that describes the methodology and risk factors can be found under the captions “Asset Quality” and “Nonperforming Assets” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Notes 1 and 4 of the Company’s 2014 audited consolidated financial statements.

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

Additional information regarding fair value measurements can be found in Notes 1 and 19 of the Company’s 2014 audited consolidated financial statements.  The following is a summary of the Company’s more significant assets that may be affected by fair value measurements, as well as a brief description of the current accounting practices and valuation methodologies employed by the Company:

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

At December 31, 2014, all of the Company’s available for sale investment securities were measured using observable market data.

Other Real Estate Owned

Other real estate owned (“OREO”) includes properties acquired by the Company through, or in lieu of, actual loan foreclosures and initially carried at fair value less estimated costs to sell. Fair value is generally based on third party appraisals of the property that includes comparable sales data. The carrying value of each OREO property is updated at least annually and more frequently when market conditions significantly impact the value of the property. If the carrying amount exceeds fair value less estimated costs to sell, an impairment loss is recorded through expense. OREO is subsequently accounted for at the lower of carrying amount or fair value less estimated costs to sell. At December 31, 2014, OREO was $32.0 million compared to $37.8 million at year-end 2013.

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

Appraisals used in connection with valuing collateral-dependent loans may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraisers take absorption rates into consideration and adjustments are routinely made in the appraisal process to identify differences between the comparable sales and income data available. Such adjustments consist mainly of estimated costs to sell that are not included in certain appraisals or to update appraised collateral values as a result of market declines of similar properties for which a newer appraisal is available. These adjustments can be significant. Impaired loans were $44.0 million and $58.3 million at year-end 2014 and 2013, respectively.

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

The Company generates a significant amount of its revenue, cash flows, and net income from interest income and net interest income. The ability to properly manage net interest income under changing market environments is crucial to the success of the Company. Managing credit risk also has a significant influence on the operating results of the Company. While the overall economy expanded during 2014 based on GDP and certain other measures, the Company continues to face headwinds related to the level of nonperforming assets that built up following the deep recession of 2007 to 2009. The Company has focused a significant amount of effort to reduce its nonperforming assets over the last several years which has led to a significant decline when compared with its peak during 2010. Nonperforming assets have decreased in each of the last nine consecutive quarters. Unemployment rates continue to improve, but labor force participation rates hover near 30-year lows. Many of those newly hired consist of part-time workers.

The Company remains committed to strong credit underwriting standards, which have at times hindered the opportunity to increase loans. Average loans decreased $38.2 million or 3.8% during 2014 and have been accelerated by early payoffs of several larger balance credits, primarily related to commercial real estate. Many of these early payoffs were from nonbank competitors willing to offer nonrecourse and other terms that are significantly below our current underwriting standards. Although loans have declined, the overall credit quality of the portfolio continued to improve as a result of strategies to strengthen credit underwriting. Improving credit quality is the primary driver of the decrease in the allowance for loan losses and related provision expense.

While the Company continues to operate in a challenging economic and business environment, 2015 will include a focus on further reducing nonperforming assets. The Company is renewing business development efforts to increase organic loan growth and seeking to add experienced bankers to its lending teams. The Company redeemed 20,000 shares of its outstanding preferred stock in 2014, made up of two separate redemptions of 10,000 shares each. We intend to redeem the remaining 10,000 shares in 2015, although this action is dependent upon receiving approval by our banking regulators.

RESULTS OF OPERATIONS

The Company reported net income of $16.5 million for 2014 an increase of $3.0 million or 22.4% compared to $13.4 million for 2013. On a per common share basis, net income was $1.94 and $1.54 for 2014 and 2013, respectively. Selected income statement amounts and related information is presented in the table below.

(In thousands, except per share data) Years Ended December 31,	2014	2013	Increase (Decrease)
Interest income	$64,352	$66,733	$(2,381)
Interest expense	10,153	11,995	(1,842)
Net interest income	54,199	54,738	(539)
Provision for loan losses	(4,364)	(2,600)	(1,764)
Net interest income after provision for loan losses	58,563	57,338	1,225
Noninterest income	23,273	22,116	1,157
Noninterest expenses	59,278	61,573	(2,295)
Income before income taxes	22,558	17,881	4,677
Income tax expense	6,099	4,435	1,664
Net income	$16,459	$13,446	$3,013
Less preferred stock dividends and discount accretion	1,927	1,951	(24)
Net income available to common shareholders	$14,532	$11,495	$3,037

Basic and diluted net income per common share	$1.94	$1.54	$.40

Weighted average common shares outstanding – basic and diluted	7,483	7,474	9
Return on average assets	.92%	.74%	18 bp
Return on average equity	9.30%	7.97%	133 bp

bp = basis points.

The more significant components related to the Company’s results of operations are included below.

Interest Income

Interest income results from interest earned on earning assets, which primarily includes loans and investment securities. Interest income is affected by volume (average balance), the composition of earning assets, and the related rates earned on those assets. Total interest income for 2014 was $64.4 million, a decrease of $2.4 million or 3.6% compared to $66.7 million for 2013. The decrease in interest income was driven by lower interest from loans of $3.6 million or 6.7%, which was negatively impacted by both volume declines and a lower average rate earned. Interest income on investment securities increased $1.2 million or 9.2%, driven by higher volume. The decrease in loan volume has been accelerated by early payoffs of several larger balance commercial real estate credits. Volume declines also relate to the Company’s focus in recent years to strengthening is credit underwriting standards, which has improved the overall credit quality of the loan portfolio. As high quality loan demand has decreased, available funds have been redirected to investment securities or cash equivalents or to manage liquidity. Interest rates on loans continue to decrease, driven by a slow-growth economy and competitive factors combined with the Company’s overall strategy to be more selective in pricing both its loans and deposits.

The overall interest rate environment at year-end 2014, as measured by the Treasury yield curve, remains at very low levels when compared with historical trends. The yield curve generally flattened in the comparable periods. Compared with year-end 2013, yields for three and six-month maturities were little changed. Two and three-year maturities increased 30 and 33 points, respectively. Yields on longer-term maturities decreased 84 and 121 basis points for the ten and thirty-year maturity periods, respectively. At year-end 2014, the short-term federal funds target interest rate remained between zero and 0.25%, unchanged since December 2008. The Federal Reserve Board (“Federal Reserve”) has indicated that it will assess progress toward its objective of maximum employment and two percent inflation when determining how long to maintain this target rate. At December 31, 2014, the national and Kentucky unemployment rates were 5.6% and 5.7%, respectively. The national inflation rate was 0.8% at year-end 2014.

Interest Expense

Interest expense results from incurring interest on interest bearing liabilities, which are made up of interest bearing deposits, federal funds purchased, securities sold under agreements to repurchase, and other borrowed funds. Interest expense is affected by volume, composition of interest bearing liabilities, and the related rates paid on those liabilities. Total interest expense was $10.2 million for 2014, a decrease of $1.8 million or 15.4% compared to $12.0 million for 2013. The decrease in interest expense is attributed primarily to lower interest on deposits of $1.7 million or 28.2%. Both rate declines and lower volume contributed to the decrease, with a significant amount of the decrease related to time deposits. The Company has continued to aggressively reprice higher-rate maturing time deposits downward to lower market rates or to allow them to mature without renewal. Interest expense on long-term borrowings decreased $153 thousand or 2.6%, primarily due to principal repayments of $8.2 million on Federal Home Loan Bank (“FHLB”) borrowings.

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

Tax equivalent net interest income was $55.8 million for 2014, a decrease of $567 thousand or 1.0% compared to $56.4 million for 2013. Net interest margin was 3.36% for 2014, a decrease of four basis points from 3.40% for the prior year. The decrease in net interest margin was driven by a three basis point decline in net interest spread, which was 3.20% for 2014 compared to 3.23% for 2013.

The Company actively monitors and proactively manages the rate sensitive components of both its assets and liabilities in a continuously changing and difficult market environment. Competition in the Company’s market areas continues to be intense, and market interest rates remain very low by historical measures. The Federal Reserve has maintained the short-term federal funds target rate at historic lows since December 2008, and has also indicated that it can be patient in beginning to normalize its stance on monetary policy.

Similar to the short-term federal funds target rate, the prime interest rate has not changed since December 2008. The Company uses the prime interest rate as part of its pricing model primarily on variable rate commercial real estate loans. The prime interest rate can have a significant impact on the Company’s interest income on loans that reprice based on changes to this rate. The Company’s variable interest rate loans contain provisions that limit the amount of increase or decrease in the interest rate during the life of a loan. This will limit the increase or decrease in interest income on loans that have interest rates tied to the prime interest rate. For 2014, the average yield earned on loans was 5.2%, which exceeded the prime interest rate of 3.25% at year-end. Predicting the direction and timing of future interest rates is uncertain.

For 2014, the average rate for two of the Company’s most significant components of net interest income, loans and time deposits, both declined. The average rate earned on the Company’s loan portfolio for 2014 declined 16 basis points to 5.2% and the average rate paid on time deposits decreased 20 basis points to 0.8% compared to 2013. The Company expects its net interest margin to remain flat or trend slightly down in the near term based on internal modeling using expectations about future market interest rates, loan volume, the maturity structure of the Company’s earning assets and liabilities, and other factors. Future results, however, could be significantly different than expectations.

Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential

Years Ended December 31,	2014			2013			2012
	Average		Average	Average		Average	Average		Average
(In thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Investment securities
Taxable	$509,087	$11,737	2.31%	$477,626	$10,575	2.21%	$532,197	$12,872	2.42%
Nontaxable[1]	119,659	3,792	3.17	109,861	3,726	3.39	88,369	3,313	3.75
Interest bearing deposits with banks, federal funds sold and securities purchased under agreements to resell	63,863	143	.22	66,686	154	.23	66,757	160	.24
Loans [1,2,3]	968,489	50,318	5.20	1,006,662	53,944	5.36	1,035,959	56,639	5.47
Total earning assets	1,661,098	$65,990	3.97%	1,660,835	$68,399	4.12%	1,723,282	$72,984	4.24%
Allowance for loan losses	(17,547)			(22,968)			(26,772)
Total earning assets, net of allowance for loan losses	1,643,551			1,637,867			1,696,510
Nonearning Assets
Cash and due from banks	23,839			23,435			25,165
Premises and equipment, net	35,745			36,319			37,612
Other assets	95,190			108,037			100,659
Total assets	$1,798,325			$1,805,658			$1,859,946
Interest Bearing Liabilities
Deposits
Interest bearing demand	$320,947	$187	.06%	$306,945	$216	.07%	$281,076	$240	.09%
Savings	357,156	580	.16	333,457	635	.19	311,724	626	.20
Time	433,756	3,486	.80	505,738	5,071	1.00	588,544	8,373	1.42
Federal funds purchased and other short-term borrowings	30,428	54	.18	29,440	74	.25	26,134	96	.37
Securities sold under agreements to repurchase and other long-term borrowings	173,253	5,846	3.37	176,891	5,999	3.39	223,722	8,923	3.99
Total interest bearing liabilities	1,315,540	$10,153	.77%	1,352,471	$11,995	.89%	1,431,200	$18,258	1.28%
Noninterest Bearing Liabilities
Demand deposits	281,025			256,518			238,443
Other liabilities	24,872			27,979			25,697
Total liabilities	1,621,437			1,636,968			1,695,340
Shareholders’ equity	176,888			168,690			164,606
Total liabilities and shareholders’ equity	$1,798,325			$1,805,658			$1,859,946
Net interest income		55,837			56,404			54,726
TE basis adjustment		(1,638)			(1,666)			(1,762)
Net interest income		$54,199			$54,738			$52,964
Net interest spread			3.20%			3.23%			2.96%
Impact of noninterest bearing sources of funds			.16			.17			.22
Net interest margin			3.36%			3.40%			3.18%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

2Loan balances include principal balances on nonaccrual loans.

3Loan fees included in interest income amounted to $1.3 million, $1.3 million, and $1.1 million for 2014, 2013, and 2012, respectively.

The following table is an analysis of the change in net interest income.

Analysis of Changes in Net Interest Income (tax equivalent basis)

	Variance	Variance Attributed to		Variance	Variance Attributed to
(In thousands)	2014/2013[1]	Volume	Rate	2013/2012[1]	Volume	Rate
Interest Income
Taxable investment securities	$1,162	$688	$474	$(2,297)	$(1,244)	$(1,053)
Nontaxable investment securities[2]	66	318	(252)	413	752	(339)
Interest bearing deposits with banks, federal funds sold and securities purchased under agreements to resell	(11)	(5)	(6)	(6)	-	(6)
Loans[2]	(3,626)	(2,029)	(1,597)	(2,695)	(1,575)	(1,120)
Total interest income	(2,409)	(1,028)	(1,381)	(4,585)	(2,067)	(2,518)
Interest Expense
Interest bearing demand deposits	(29)	8	(37)	(24)	26	(50)
Savings deposits	(55)	45	(100)	9	41	(32)
Time deposits	(1,585)	(659)	(926)	(3,302)	(1,064)	(2,238)
Federal funds purchased and other short-term borrowings	(20)	2	(22)	(22)	11	(33)
Securities sold under agreements to repurchase and other long-term borrowings	(153)	(119)	(34)	(2,924)	(1,702)	(1,222)
Total interest expense	(1,842)	(723)	(1,119)	(6,263)	(2,688)	(3,575)
Net interest income	$(567)	$(305)	$(262)	$1,678	$621	$1,057
Percentage change	100.0%	53.8%	46.2%	100.0%	37.0%	63.0%

1The changes which are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.

2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Provision for Loan Losses

The Company recorded a credit to the provision for loan losses in the amount of $4.4 million and $2.6 million for 2014 and 2013, respectively. The allowance for loan losses as a percentage of outstanding loans (net of unearned income) was 1.50% at December 31, 2014 compared to 2.06% at year-end 2013. The decrease in the provision for loan losses is attributed to continued improvement in the credit quality of the loan portfolio and a decline in loans outstanding. Further information about improvements in the Company’s overall credit quality is included under the captions “Allowance for Loan Losses” and “Nonperforming Loans” that follows.

Net charge-offs were $2.2 million and $1.3 million for 2014 and 2013, respectively, up $977 thousand or 77.1%. The percentage increase is magnified by the relatively small prior year base amount. Net charge-offs were 0.23% of average loans outstanding for 2014 compared to 0.13% for the prior year.

Noninterest Income

The components of noninterest income are as follows for the periods indicated:

(Dollars in thousands) Years Ended December 31,	2014	2013	Increase (Decrease)%
Service charges and fees on deposits	$7,801	$8,196	$(395)	(4.8)%
Allotment processing fees	5,014	4,922	92	1.9
Other service charges, commissions, and fees	5,248	4,983	265	5.3
Trust income	2,568	1,993	575	28.9
Investment securities losses, net	(63)	(50)	(13)	26.0
Gain on sale of mortgage loans, net	490	1,036	(546)	(52.7)
Income from company-owned life insurance	1,231	962	269	28.0
Other	984	74	910	NM
Total noninterest income	$23,273	$22,116	$1,157	5.2%

NM – not meaningful.

The more significant items impacting noninterest income are included below.

●

Service charges and fees on deposits decreased primarily due to lower overdraft fees of $325 thousand or 6.6%, reflecting a decrease in volume attributed in part to overall trends in consumer behavior.

●

Allotment processing fees are up 1.9% in the comparison. However, as disclosed in a current report on Form 8-K during December 2014 and summarized below, the Company anticipates allotment processing volumes will decline beginning in 2015.

■

The Company processes payments to unaffiliated third parties that are initiated under the U.S. military’s allotment system. It processes payments by active duty and retired service members and civilians made to third party lenders that are paid through the military allotment system. The Company does not provide credit to individuals under the program.

■

The military discretionary allotment system in place prior to 2015 allowed service members to automatically direct a portion of their paycheck to financial institutions or people of their choosing to pay for various items or services. As announced by the U.S. Department of Defense (“DOD”) in November 2014, starting January 1, 2015, active duty service members will no longer be able to enter into new contracts to purchase, lease, or rent tangible consumer items such as vehicles, appliances, and electronics using the military allotment system for payment. Contracts existing prior to January 1, 2015 are not affected. Payments for the purpose of savings, insurance premiums, mortgage and rent payments, support for dependents, or investments are also not affected. The new restrictions do not apply to military retirees or civilians.

■

Under the new DOD policy, we believe lending activity to service members by third party lenders will decline significantly as more restrictions are applied to the allotment repayment system. As a result, we anticipate new processing volume in 2015 will decrease, resulting in a decrease in our consolidated gross revenue of approximately $1.4 million or 1.5% for 2015 compared to 2014. We estimate that our consolidated net income could decline by approximately $810 thousand in 2015 when compared to 2014, after taking into account anticipated reductions in controllable allotment operating expenses and the impact of federal income taxes. However, the ultimate impact to revenue and net income is difficult to accurately predict, as third party lenders and other allotment payment recipients for whom we process continue to assess the impact of this newly implemented policy change.

●

The increase in other service charges, commissions, and fees is attributed primarily to higher interchange fees of $143 thousand or 5.1%. The increase in interchange fees relates to higher debit card transaction volumes. Loan servicing income is up $30 thousand or 6.3% as the mortgage loan servicing portfolio edged up during the year.

●

Trust fees for the current year were boosted by unusually large nonrecurring estate fees of $412 thousand during the last half of 2014. Overall, trust assets at year-end 2014 were up $19.9 million or 3.4% from a year ago.

●

The net loss on investment securities for 2014 includes $95 thousand attributed to a municipal bond issuer participating in the Build America Bond (“BAB”) program. The issuer exercised its extraordinary redemption privilege, which was triggered by Federal budget sequestration events. Since the carrying value of the bond exceeded the par value due to unamortized premium, the Company recorded a loss on this investment during 2014. The prior year includes a $57 thousand loss attributed to premium amortization related to a single municipal bond of an issuer participating in the BAB program. The remaining unamortized premium of BAB investments at December 31, 2014 was $28 thousand, with the related carrying amount of the investments totaling $1.8 million.

●

The decrease in net gains on the sale of mortgage loans is due to lower origination and refinancing activity. The volume of loans sold in 2014 decreased $21.2 million or 42.4% compared to 2013. Mortgage refinancing and home purchases rose sharply during the middle to late 2012, fueled by interest rate declines. While mortgage interest rates remain relatively low, they have since increased and consumer demand has diminished.

●	The increase in income from company-owned life insurance was driven by a $276 thousand tax-free death benefit that exceeded the cash surrender value during the current-year third quarter.
●

The increase in other income relates mainly to the Company’s equity interest in its tax credit partnerships. The Company recorded income of $358 thousand related to these partnerships for 2014 compared with a loss of $304 thousand in the prior year. The Company liquidated its interest in one of the partnerships during December 2014. The cumulative share of losses from the two remaining partnerships at year-end 2014 exceeded the amount invested, resulting in a carrying value of the partnerships of zero.

Noninterest Expense

The components of noninterest expense are as follows for the periods indicated:

(Dollars in thousands) Years Ended December 31,	2014	2013	Increase (Decrease)%
Salaries and employee benefits	$29,763	$29,681	$82	0.3%
Occupancy expenses, net	4,881	4,767	114	2.4
Equipment expenses	2,498	2,398	100	4.2
Data processing and communication expenses	4,031	3,946	85	2.2
Bank franchise tax	2,421	2,354	67	2.8
Amortization of intangibles	405	540	(135)	(25.0)
Deposit insurance expense	1,746	2,265	(519)	(22.9)
Other real estate expenses, net	5,318	6,999	(1,681)	(24.0)
Legal expenses	856	780	76	9.7
Other	7,359	7,843	(484)	(6.2)
Total noninterest expense	$59,278	$61,573	$(2,295)	(3.7)%

The more significant items impacting noninterest expenses are included below.

●

Salaries and employee benefits were relatively unchanged in the comparison. Salary and related payroll taxes increased $614 thousand or 2.6%, but were partially offset by a $529 thousand or 9.0% decrease in benefit expenses. The decrease in benefit expenses was due both to lower claims related to the Company’s self-funded health insurance plan and lower actuary-determined benefit expenses related to postretirement medical costs. Claims related to the self-funded health insurance for 2013 were unusually high in comparison to recent years. Postretirement benefit expenses decreased mainly due to lower service cost and amortization related to a net actuarial gain, each of which was influenced by the change to the discount rates used to determine the periodic benefit costs in the comparative years. The Company had 510 full time equivalent employees at year-end 2014, down from 519 a year earlier.

●

Amortization of intangible assets declined as a result of actuarial determined reductions related to core deposit and customer relationship intangible assets arising from previous business acquisitions. Intangible assets were $449 thousand at year-end 2014 and are scheduled to fully amortize by year-end 2015.

●

The decrease to deposit insurance expense for 2014 is primarily a result of the improved risk rating by the Federal Deposit Insurance Corporation (“FDIC”) at the Company’s bank subsidiaries. The improved ratings reduced the assessment rate used to determine the amount payable for deposit insurance.

●

The decrease in other real estate expenses was driven by lower impairment charges of $2.9 million or 52.4%. The decrease in impairment charges was partially offset by an increase in the net loss on property sales of $594 thousand and higher development, operating, and maintenance expenses of $617 thousand. The increase in development, operating, and maintenance expenses were primarily related to increasing the marketability of two real estate construction projects to better position them for sale.

●

The increase in legal expenses is attributed to several ongoing cases which are at various stages of the legal process and in which the Company may be either the plaintiff or defendant in actions arising from the ordinary course of business.

●

The decrease in other noninterest expense is attributed to ongoing cost saving efforts involving numerous line items and relatively small-dollar amounts along with lower costs associated with a downward trend in foreclosures and problem loans. The most significant decrease in noninterest expense relates to lower internet banking related expenses of $260 thousand or 31.1%.

Income Taxes

Income tax expense was $6.1 million for 2014, an increase of $1.7 million or 37.5% compared to $4.4 million for 2013. The effective income tax rates were 27.0% and 24.8% for 2014 and 2013, respectively. The increase in income tax expense and the effective tax rate for 2014 is attributed primarily to higher pretax income, which was driven by a higher proportion of taxable versus tax-exempt sources of revenue. The effective income tax rates are lower than the U.S. statutory federal rate of 35% primarily as a result of tax-exempt interest income from loans and investment securities, income from life insurance policies, and premium income associated with the Company’s captive insurance subsidiary.

FINANCIAL CONDITION

Total assets of the Company were $1.8 billion at year-end 2014, down $26.9 million or 1.5% compared with year-end 2013. The overall financial condition of the Company, however, continued to improve. Total nonperforming assets were $67.9 million at year-end. While still elevated, nonperforming assets continued to decline during 2014, marking a decrease in nine consecutive quarters and resulting in the lowest level since the third quarter of 2009. While net interest margin tightened four basis points to 3.36%, loan quality metrics continued to improve throughout the year. Loan volume declined during the year, as generating high quality loans meeting our strong underwriting criteria remains a challenge. Regulatory capital levels remain significantly above the “well-capitalized” threshold, even after the redemption of $20.0 million, or two-thirds, of the Company’s preferred stock during the year.

Temporary Investments

Temporary investments consist of interest bearing deposits in other banks and federal funds sold and securities purchased under agreements to resell. The Company uses these funds in the management of liquidity and interest rate sensitivity or as a short-term holding prior to subsequent movement into other investments with higher yields or for other purposes. At December 31, 2014, temporary investments were $74.1 million, an increase of $28.8 million or 63.6% compared to $45.3 million at year-end 2013.

Investment Securities

The investment securities portfolio is comprised primarily of residential mortgage-backed securities, tax-exempt securities of states and political subdivisions, and debt securities issued by U.S. government-sponsored agencies. Substantially all of the Company’s investment securities are designated as available for sale. Total investment securities had a carrying amount of $630 million at year-end 2014, an increase of $16.5 million or 2.7% compared to $614 million at year-end 2013. Proceeds received from maturing or called investment securities not needed to fund higher-earning loans are either reinvested in similar investments or used to manage liquidity, such as for deposit outflows or other payment obligations. The Company periodically sells investment securities in response to its overall asset/liability management strategy to lock in gains, increase yield, restructure expected future cash flows, and/or enhance its capital position.

The increase in investment securities was driven primarily by a $13.5 million increase in the market value adjustment related to securities classified as available for sale. The increase in the value of the available for sale securities portfolio is attributed to a general shift upward in bond prices, primarily for the five-year and longer maturity periods. Bond prices, mainly on the longer dated maturities, began to rise during the first quarter of 2014 and the overall yield curve flattened at year-end 2014 compared to a year earlier. In general, as market interest rates decrease, the value of fixed rate investments increase. Net purchases of investment securities were $7.0 million for 2014. Net premium amortization was $4.0 million for 2014 compared to $5.0 million for 2013.

At year-end 2014, investment securities included $5.9 million amortized cost amounts of single-issuer trust preferred capital securities of a U.S. based global financial services firm with an estimated fair value of $5.5 million, up from $4.8 million at year-end 2013. These securities reached a twelve-month high price point during the third quarter, and at year-end remained near its high price point for the year. The investment continues to perform according to contractual terms and is rated as investment grade by major rating agencies. The issuer of the securities announced in the first quarter of 2014 an increase in per share common dividend payments and authorization of a common equity repurchase plan. The Company does not intend to sell its investment in these securities, nor does the Company believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company believes these securities are not impaired due to reasons of credit quality or other factors, but rather the unrealized loss is primarily attributed to general uncertainties in both international and domestic economies and continuing market volatility. The Company believes that it will collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will continue to recover as they approach their maturity dates.

The Company attributes the unrealized losses in other sectors of the investment securities portfolio to changes in market interest rates and volatility, and thus identifies them as temporary. As discussed further above, market interest rates generally decreased throughout 2014, particularly those associated with longer dated maturities. Investment securities with an unrealized loss at December 31, 2014 are performing according to their contractual terms, and the Company does not expect to incur a loss on these securities unless they are sold prior to maturity. The Company does not have the intent to sell these securities nor does it believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company does not consider any of the securities to be impaired due to reasons of credit quality or other factors. All investment securities in the Company’s portfolio are currently performing.

Funds made available from sold, matured, or called bonds are redirected to fund higher yielding loan growth when available, reinvested to purchase additional investment securities, or otherwise employed to improve the composition of the balance sheet and liquidity. The purchase of nontaxable obligations of states and political subdivisions is one of the primary means of managing the Company’s tax position. The impact of the alternative minimum tax related to the Company’s ability to acquire tax-free obligations at an attractive yield is routinely monitored. The Company does not have direct exposure to the subprime mortgage market. The Company does not originate subprime mortgages nor has it invested in bonds that are secured by such mortgages.

The following table summarizes the carrying values of investment securities on December 31, 2014, 2013, and 2012. The investment securities are divided into available for sale and held to maturity securities. Available for sale securities are carried at estimated fair value and held to maturity securities are carried at amortized cost. Corporate debt securities consist primarily of debt issued by a large global financial services firm. Mutual funds and equity securities are attributed to the Company’s captive insurance subsidiary.

December 31,	2014		2013		2012
(In thousands)	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity
Obligations of U.S. government-sponsored entities	$109,448	$-	$93,750	$-	$76,095	$-
Obligations of states and political subdivisions	135,766	3,728	131,970	765	118,755	820
Mortgage-backed securities – residential	370,489	-	378,077	-	370,439	-
Mortgage-backed securities – commercial	2,512	-	689	-	-	-
Corporate debt securities	6,307	-	6,257	-	5,826	-
Mutual funds and equity securities	1,866	-	2,077	-	1,993	-
Total	$626,388	$3,728	$612,820	$765	$573,108	$820

The following table presents an analysis of the contractual maturity and tax equivalent weighted average interest rates of investment securities at December 31, 2014. Available for sale securities are stated at estimated fair value and held to maturity securities are stated at amortized cost. Mortgage-backed securities are included in maturity categories based on their stated maturity dates. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mutual funds and equity securities are attributed to the Company’s captive insurance subsidiary. These investments have no stated maturity date and are not included in the maturity schedule that follows.

Available for Sale

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
(In thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Obligations of U.S. government-sponsored entities	$-	-%	$71,392	1.1%	$36,219	2.2%	$1,837	2.9%
Obligations of states and political subdivisions	7,763	2.4	72,990	2.6	46,753	3.3	8,260	5.2
Mortgage-backed securities – residential	-	-	-	-	72,106	1.6	298,383	2.7
Mortgage-backed securities – commercial	-	-	-	-	723	2.3	1,789	1.4
Corporate debt securities	207	3.1	551	3.8	24	4.0	5,525	2.0
Total	$7,970	2.4%	$144,933	1.9%	$155,825	2.3%	$315,794	2.8%

Held to Maturity

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
(In thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Obligations of states and political subdivisions	$-	-%	$-	-%	$705	4.4%	$3,023	3.7%

The calculation of the weighted average interest rates for each category is based on the weighted average amortized cost of the securities. The weighted average tax rates on exempt state and political subdivisions are computed based on the marginal corporate Federal tax rate of 35%.

Loans

Loans, net of unearned income, were $932 million at December 31, 2014, a decrease of $67.9 million or 6.8% compared to year-end 2013. High quality loan demand remains weak, and the Company continues a measured and cautious approach to loan originations while working to further reduce its level of nonperforming assets in an improving, but slow-growth economy. Generating high quality loans continues to be a challenge, and the decrease in outstanding loans has been accelerated by early payoffs of several larger balance credits. The large early payoffs relate primarily to nonbank competitors willing to offer nonrecourse and other terms that are significantly below the Company’s underwriting standards. Other significant factors contributing to the decrease in loans include the migration of nonaccrual loans to OREO in the amount of $8.3 million and principal paydowns on nonaccrual and performing restructured loans of $7.8 million and $1.1 million, respectively.

The composition of the loan portfolio is summarized in the table that follows. Based on economic forecasts and other available information, the Company expects further improvements to the local and regional economy during 2015. An improving economy, particularly where the labor force participation rates increase, could slow the rate of decline experienced in outstanding loan balances in recent years or result in incremental loan growth.

December 31, (In thousands)	2014	%	2013	%	2012	%	2011	%	2010	%
Commercial, financial, and agricultural	$85,028	9.1%	$92,827	9.3%	$87,440	8.7%	$93,807	8.7%	$108,959	9.1%
Real estate mortgage – construction and land development	97,045	10.4	101,352	10.1	102,454	10.2	119,989	11.2	154,208	12.9
Real estate mortgage – residential	361,022	38.7	371,582	37.2	368,762	36.7	397,357	37.1	424,995	35.6
Real estate mortgage – farmland and other commercial enterprises	375,277	40.3	418,147	41.8	425,477	42.3	432,438	40.3	461,182	38.7
Installment	13,413	1.5	15,092	1.5	18,247	1.8	21,365	2.0	28,532	2.4
Lease financing	158	-	883	.1	2,615	.3	7,152	.7	14,964	1.3
Total	$931,943	100.0%	$999,883	100.0%	$1,004,995	100.0%	$1,072,108	100.0%	$1,192,840	100.0%

On an average basis, loans represented 58.3% of earning assets for 2014, a decrease of 231 basis points compared to 60.6% for 2013. As loan demand changes, available funds are reallocated between temporary investments or investment securities, which typically involve a decrease in credit risk and result in lower yields. The Company does not have direct exposure to the subprime mortgage market. The Company does not originate subprime mortgages nor has it invested in bonds that are secured by such mortgages. Subprime mortgage lending is defined by the Company generally as lending to a borrower that would not qualify for a mortgage loan at prevailing market rates or whereby the underwriting decision is based on limited or no documentation of the ability to repay.

The following table presents the amount of commercial, financial, and agricultural loans and loans secured by real estate outstanding at December 31, 2014 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

Loan Maturities

(In thousands)	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial, financial, and agricultural	$21,818	$30,480	$32,730	$85,028
Real estate mortgage – construction and land development	50,332	28,900	17,813	97,045
Real estate mortgage – residential	28,242	88,206	244,574	361,022
Real estate mortgage – farmland and other commercial enterprises	47,921	163,372	163,984	375,277
Total	$148,313	$310,958	$459,101	$918,372

The table below presents the amount of commercial, financial, and agricultural loans and loans secured by real estate outstanding at December 31, 2014 that are due after one year, classified according to sensitivity to changes in interest rates.

Interest Sensitivity

	Fixed	Variable
(In thousands)	Rate	Rate
Due after one but within five years	$283,008	$27,950
Due after five years	89,493	369,608
Total	$372,501	$397,558

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

The allowance for loan losses and related provision for loan losses generally fluctuate relative to the level of nonperforming and impaired loans, but other factors impact the amount of the allowance. The Company estimates the adequacy of the allowance using a risk-rated methodology based on the Company’s past loan loss experience, known and inherent risks in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral securing loans, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires significant judgment and the use of estimates that may be susceptible to change.

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

The Company’s risk-rated methodology includes segregating non-impaired watch list and past due loans from the general portfolio and allocating a loss percentage to these loans depending on their status. For example, watch list loans, which may be identified by the internal loan review risk-rating process or by regulatory examiner classification, are assigned a certain loss percentage while loans past due 30 days or more are assigned a separate loss percentage. Each of these loss rates considers past experience as well as current factors. The remainder of the general loan portfolio is segregated into portfolio segments having similar risk characteristics identified as follows: real estate loans, commercial loans, and consumer loans. Each of these portfolio segments is assigned a loss percentage based on their respective sixteen quarter rolling historical loss rates, adjusted for qualitative risk factors.

The qualitative risk factors used in the methodology are consistent with the guidance in the most recent Interagency Policy Statement on the Allowance for Loan Losses issued. Each factor is supported by a detailed analysis performed at each subsidiary bank and is both measureable and supportable. Some factors include a minimum allocation in some instances where loss levels are extremely low and it is determined to be prudent from a safety and soundness perspective. Qualitative risk factors that are used in the methodology include the following for each loan portfolio segment:

●Delinquency trends	●Management experience risk
●Trends in net charge-offs	●Concentration of credit risk
●Trends in loan volume	●Economic conditions risk
●Lending philosophy risk

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

While the overall economy improved in 2014, the Company continues to face headwinds related to its level of nonperforming assets that built up following the deep recession of 2007 to 2009. The economic decline resulted in significant deterioration in the Company’s credit quality and collateral values, primarily in residential real estate lending. Credit quality has improved significantly over the last few years, as loan underwriting standards have been strengthened and nonperforming asset levels have declined nearly 50% from the peak that occurred in 2010. Many key economic measures are improving, although overall economic growth remains slow. Foreclosure rates in Kentucky are at the lowest rate since 2007. Housing starts have stabilized and have moderately increased since bottoming out in 2009. At year-end 2014, the national and Kentucky unemployment rate was 5.6% and 5.7%, respectively. Unemployment rates have improved significantly from a year ago, but labor force participation rates remain near 30-year lows. Many of those newly hired consist of part-time workers.

The continued improvement in the credit quality of the loan portfolio has further reduced the level of nonperforming assets, which have marked nine consecutive quarterly declines and are the lowest since 2009. Nonperforming loans were $35.9 million at year-end, a decrease of $72.0 million or 66.7% since peaking at $108 million in the first quarter of 2010. The Company includes accruing restructured loans as a component of its nonperforming loans. Such loans were $24.4 million at year-end 2014 and account for 68.0% of nonperforming loans. Of the $24.4 million in accruing restructured loans, $20.3 million consist of three larger-balance credit relationships secured by various types of real estate collateral. Nonaccrual loans were $11.5 million at year-end 2014, down $12.3 million or 51.7% for the year. Despite improvement, nonperforming assets remain elevated at 3.8% of total assets. High levels of nonperforming assets generally result in loan charge-offs, provisions for loan losses, and impairment charges on repossessed real estate. The Company works with its loan customers on an individual case-by-case basis in order to maximize loan repayments on its challenged credits and typically does not restructure those that are past due.

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

At year-end 2014, the Company had $3.4 million in specific reserves allocated to impaired loans. Of this total, $1.3 million or 38.9% is attributed to a group of loans to a single creditor totaling $7.9 million secured by a combination of a real estate development and residential real estate properties. This group of collateral dependent loans is classified as performing restructured loans at year-end 2014.

The Company recorded a credit to the provision for loan losses of $4.4 million in 2014, or $1.8 million higher than the $2.6 million recorded in 2013. The increased credit is due to further improvement in the credit quality of the loan portfolio combined with a $67.9 million or 6.8% decline in loans outstanding. Historical loss rates, adjusted for current risk factors, have improved due to lower recent charge-off activity that has replaced higher levels that had been included in the early part of the Company’s look-back period used in its allowance for loan losses methodology. The decrease in historical loss rates and charge-off activity is due primarily to stabilizing real estate values, which serves as collateral for nearly 90% of the Company’s loan portfolio. The rapid declines in real estate values experienced beginning in 2008 and continuing through 2011 have leveled off significantly, and the allowance for loan losses reflects this improvement. The Company has also implemented stronger credit underwriting standards in recent years, which has improved overall credit quality measures.

Certain credit quality measures are summarized in the table that follows for the periods indicated. Each of these measures is at the best level in the last three years.

(In thousands) December 31,	2014	2013	2012	Three-year High[1]	Three-year Low[1]
Nonperforming loans	$35,937	$50,537	$53,860	$78,959	$35,937
Nonaccrual loans	11,508	23,838	27,408	61,358	11,508
Loans past due 30-89 days and still accruing	1,352	1,460	5,140	11,940	1,352
Loans graded substandard or below	52,313	75,688	90,855	135,337	52,313
Impaired loans	43,955	58,339	63,889	100,726	43,955
Loans, net of unearned income	931,943	999,883	1,004,995	1,046,561	931,943

1Based on quarter-end balances over the previous three years.

Net charge-offs were $2.2 million for 2014, an increase of $977 thousand or 77.1% compared to 2013. The percentage increase in net charge-offs is magnified by the relatively small prior year base amount. Net charge-offs were 0.23% of average loans outstanding for 2014 compared to 0.13% for the prior year. Net charge-offs for the current and prior year are each well below the $14.2 million peak which occurred in the early part of the post-recession period of 2009. The allowance for loan losses as a percentage of outstanding loans was 1.50% and 2.06% at year-end 2014 and 2013, respectively. As a percentage of nonperforming loans, the allowance for loan losses was 38.9% and 40.7% at year-end 2014 and 2013, respectively.

The relatively low amount of the allowance for loan losses as a percentage of nonperforming loans is due mainly to the makeup of nonperforming loans, where performing restructured loans represent 68.0% of total nonperforming loans outstanding at year-end 2014. The allowance attributed to credits that are restructured with lower interest rates generally represents the difference in the present value of future cash flows calculated at the loan’s original effective interest rate and the new lower rate. This typically results in a reserve for loan losses that is less severe than for other loans that are collateral dependent. The allowance specifically allocated to impaired loans was $3.4 million or 7.7% of such loans at year-end 2014 compared with $4.1 million or 7.0% a year earlier.

The allowance for loan losses as a percentage of nonaccrual loans was 121% and 86.3% at year-end 2014 and 2013, respectively. Charge-offs on nonaccrual loans have occurred mainly as a result of the Company’s ongoing effort to appropriately value the collateral securing these loans through timely appraisals and evaluating the overall financial condition of the borrower.

The table below summarizes the loan loss experience for the past five years.

Allowance For Loan Losses

Years Ended December 31, (In thousands)	2014	2013	2012	2011	2010
Balance of allowance for loan losses at beginning of year	$20,577	$24,445	$28,264	$28,784	$23,364
Loans charged off:
Commercial, financial, and agricultural	1,630	257	216	1,113	869
Real estate mortgage - construction and land development	50	251	2,549	6,785	7,599
Real estate mortgage - residential	956	908	2,508	4,225	1,521
Real estate mortgage - farmland and other commercial enterprises	870	274	1,823	2,768	1,557
Installment	214	281	441	452	709
Lease financing	32	-	99	10	135
Total loans charged off	3,752	1,971	7,636	15,353	12,390
Recoveries of loans previously charged off:
Commercial, financial, and agricultural	782	143	105	211	181
Real estate mortgage - construction and land development	292	70	102	6	2
Real estate mortgage - residential	185	200	246	192	42
Real estate mortgage - farmland and other commercial enterprises	147	57	318	43	28
Installment	97	221	234	245	286
Lease financing	4	12	40	649	38
Total recoveries	1,507	703	1,045	1,346	577
Net loans charged off	2,245	1,268	6,591	14,007	11,813
Amount (credited) charged to provision for loan losses	(4,364)	(2,600)	2,772	13,487	17,233
Balance at end of year	$13,968	$20,577	$24,445	$28,264	$28,784
Average loans net of unearned income	$968,489	$1,006,662	$1,035,959	$1,130,273	$1,236,202
Ratio of net charge-offs during year to average loans, net of unearned income	0.23%	0.13%	0.64%	1.24%	.96%

The following table presents an estimate of the allocation of the allowance for loan losses by type for the dates indicated. Although specific allocations exist, the entire allowance is available to absorb losses in any particular category.

December 31, (In thousands)	2014		2013		2012		2011		2010
	Amount	% of Respective Loan Category	Amount	% of Respective Loan Category	Amount	% of Respective Loan Category	Amount	% of Respective Loan Category	Amount	% of Respective Loan Category
Commercial, financial, and agricultural	$1,146	1.35%	$1,389	1.50%	$1,475	1.69%	$3,268	3.48%	$2,876	2.64%
Real estate mortgage – construction and land development	1,809	1.86	2,567	2.53	3,498	3.41	6,089	5.07	10,367	6.72
Real estate mortgage – residential	4,778	1.32	6,200	1.67	6,184	1.68	11,111	2.80	10,017	2.36
Real estate mortgage – farmland and other commercial enterprises	5,955	1.59	9,949	2.38	12,572	2.95	6,338	1.47	4,143	.90
Installment	273	2.04	452	2.99	678	3.72	1,218	5.70	997	3.49
Lease financing	7	4.43	20	2.27	38	1.45	240	3.36	384	2.57
Total	$13,968	1.50%	$20,577	2.06%	$24,445	2.43%	$28,264	2.64%	$28,784	2.41%

Additional information concerning the Company’s asset quality is presented under the caption “Nonperforming Assets” which follows and “Investment Securities” beginning on page 49.

Nonperforming Assets

The Company’s nonperforming assets consist of nonperforming loans, OREO, and other foreclosed assets. Nonperforming loans include nonaccrual loans, performing restructured loans, and loans 90 days or more past due and still accruing interest. Nonaccrual loans are considered to be an indicator of potential future losses. The accrual of interest on loans is discontinued when it is determined that the collection of interest or principal is doubtful, or when a default of interest or principal has existed for 90 days or more, unless such loan is well secured and in the process of collection. Restructured loans occur when a lender, because of economic or legal reasons related to a borrower’s financial difficulty, grants a concession to the borrower that it would not otherwise consider. Restructured loans typically include a reduction of the stated interest rate or an extension of the maturity date. The Company gives careful consideration to identifying which of its challenged credits merit a restructuring of terms that it believes will result in maximum loan repayments and mitigate possible losses. Cash flow projections are carefully scrutinized prior to restructuring any credits; past due credits are typically not granted concessions. There were no new credits restructured during 2014.

Nonperforming assets were $67.9 million at year-end 2014, a decrease of $20.4 million or 23.1% compared to $88.4 million at year-end 2013. Such assets have been reduced to the lowest level since peaking at $135 million in the first quarter of 2010. Nonperforming assets increased sharply during 2009 mainly as a result of prolonged weaknesses in the overall economy.

Nonperforming assets by category are presented in the table below for the dates indicated.

December 31, (In thousands)	2014	2013	2012	2011	2010
Loans accounted for on nonaccrual basis	$11,508	$23,838	$27,408	$59,755	$53,971
Loans past due 90 days or more and still accruing	-	444	103	1	42
Restructured loans	24,429	26,255	26,349	19,125	36,978
Total nonperforming loans	35,937	50,537	53,860	78,881	90,991

Other real estate owned	31,960	37,826	52,562	38,157	30,545
Other foreclosed assets	52	-	-	36	34
Total nonperforming assets	$67,949	$88,363	$106,422	$117,074	$121,570

Ratio of total nonperforming loans to total loans (net of unearned income)	3.9%	5.1%	5.4%	7.4%	7.6%
Ratio of total nonperforming assets to total assets	3.8	4.9	5.9	6.2	6.3

Additional details related to nonperforming loans were as follows at year-end 2014 and 2013:

Nonperforming Loans

December 31, (In thousands)	2014	2013
Nonaccrual Loans
Commercial, financial, and agriculture	$88	$160
Real estate mortgage - construction and land development	3,744	5,821
Real estate mortgage - residential	3,474	5,154
Real estate mortgage - farmland and other commercial enterprises	4,202	12,677
Installment	-	4
Lease financing	-	22
Total nonaccrual loans	$11,508	$23,838

Restructured Loans
Real estate mortgage - construction and land development	$3,742	$4,391
Real estate mortgage - residential	4,674	4,826
Real estate mortgage - farmland and other commercial enterprises	16,004	16,987
Installment	9	51
Total restructured loans	$24,429	$26,255

Past Due 90 Days or More and Still Accruing
Real estate mortgage - residential	$-	$10
Real estate mortgage - farmland and other commercial enterprises	-	434
Total past due 90 days or more and still accruing	$-	$444

Total nonperforming loans	$35,937	$50,537

The most significant components of nonperforming loans include nonaccrual and restructured loans. Activity during 2014 related to these two components was as follows:

(In thousands)	Nonaccrual Loans	Restructured Loans
Balance at December 31, 2013	$23,838	$26,255
Loans placed on nonaccrual status	6,178	(450)
Principal paydowns	(7,820)	(1,067)
Transfers to other real estate owned	(8,251)	-
Charge-offs	(1,049)	(37)
Reclassification between nonperforming categories	(7)	7
Reclassified to performing status	(1,381)	(279)
Balance at December 31, 2014	$11,508	$24,429

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
●

changing the payment frequency from monthly to quarterly, semi-annually, or annually where the loan is performing, the borrower has good credit and adequate collateral value, and the Company believes valid reasons exist for the change; or

●

extending the interest only payment period of a performing loan where the borrower has good credit and adequate collateral value in instances where a project may still be in a phase of development or leasing-up, and where the Company believes completion will occur in the near future, or such extension is otherwise in the Company’s best interest.

As modifications are made, management evaluates whether the modification meets the criteria to be classified as a troubled debt. These criteria include two components:

1.	The bank makes a concession on the loan terms that it would not otherwise consider, and
2.	The borrower is experiencing financial difficulty.

The Company’s loan policy provides guidance to its lending personnel regarding restructured loans to ensure those that are troubled debt are properly identified. Additional attention is given to restructured loans through the oversight of the Chief Credit Officer at the Parent Company to ensure that modifications meeting criteria for restructured loans are identified and properly reported.

The table below sets forth on an aggregate basis at December 31, 2014, the types of non-troubled debt restructurings by loan type, number of loans, average loan balance and modification type:

# of Loans	Loan Type	Average Loan Balance (in thousands)	Range of Loan Balances (in thousands)	Modification Type
91	Real estate mortgage - residential	$206	$24 – $4,214	lowered interest rate to market rate to retain loan
35	Real estate mortgage – farmland and other commercial enterprises	580	12 – 4,304	lowered interest rate to market rate to retain loan
3	Commercial	15	5 – 29	lowered interest rate to market rate to retain loan
3	Consumer	10	7 – 13	lowered interest rate to market rate to retain loan

In each of the modifications identified in the table above, management determined the loan was not in troubled condition due to the financial condition of the borrower and related collateral.

The Company has not engaged in loan splitting. Loan splitting is a practice that may occur in work-out situations whereby a loan is divided into two parts – a performing part and a nonperforming part. This benefits a lender by potentially replacing one impaired loan by one smaller good loan and one smaller bad loan. Overall charge-offs and reserve amounts are potentially reduced and the effects of adverse loan classifications may be diminished.

The Company’s comprehensive risk-grading and loan review program includes a review of loans to assess risk and assign a grade to those loans, a review of delinquencies, and an assessment of loans for needed charge-offs or placement on nonaccrual status. The Company had loans in the amount of $64.7 million and $79.0 million at year-end 2014 and year-end 2013, respectively, which were performing but considered potential problem loans and are not included in the nonperforming loan totals in the tables above. These loans, however, are considered in establishing an appropriate allowance for loan losses. The balance outstanding for potential problem credits is mainly a result of lingering weaknesses in the overall economy that continue to strain some of the Company’s customers. Potential problem loans include a variety of borrowers and are secured primarily by various types of real estate including commercial, construction properties, and residential real estate developments. The $14.3 million or 18.1% decrease since year-end in the level of potential problem loans is attributed primarily to an overall improvement in credit quality similar to that of the overall portfolio. At December 31, 2014, the five largest potential problem credits were $13.9 million in the aggregate compared to $16.7 million at year-end 2013 and secured by various types of real estate including commercial, construction properties, and residential real estate development.

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

Other real estate owned includes real estate properties acquired by the Company through, or in lieu of, actual loan foreclosures. At year-end 2014, OREO was $32.0 million, a decrease of $5.9 million or 15.5% compared to $37.8 million at year-end 2013. OREO has declined $20.6 million or 39.2% from its peak of $52.6 million, which occurred at year-end 2012.

OREO activity for 2014 was as follows:

(In thousands)	Amount
Balance at December 31, 2013	$37,826
Transfers from loans and other increases	8,874
Proceeds from sales	(11,336)
Net loss on sales	(776)
Write downs and other decreases, net	(2,628)
Balance at December 31, 2014	$31,960

The reduction in OREO was driven by property sales and impairment charges of $12.1 million and $2.6 million, respectively, which more than offset new acquisitions. Five larger-balance properties with a carrying value of $7.6 million in the aggregate were sold during 2014. This includes three real estate development projects totaling $3.9 million, one commercial real estate properties totaling $3.0 million, and one property secured primarily by residential real estate of $646 thousand. Impairment charges include $847 thousand related to two residential real estate development projects that ended the year with a carrying value of $2.5 million in the aggregate, which represents the projects appraised value less estimated selling costs. The Company’s had four OREO properties at year-end 2014 with a carrying amount in excess of $2.0 million each: one consists of a residential real estate development project with a carrying value of $2.0 million, two separate commercial real estate properties totaling $4.7 million in the aggregate, and one commercial rental real estate property of $2.6 million.

Deposits

The Company’s primary source of funding for its lending and investment activities results from its customer deposits, which consist of noninterest and interest bearing demand, savings, and time deposits. A summary of the Company’s deposits is presented in the table that follows. The decrease in time deposits is a result of the Company’s high liquidity position and from its strategy to lower overall funding costs, mainly by allowing higher-rate certificates of deposit to roll off or reprice at significantly lower interest rates. Many of those balances have been moved into interest or noninterest bearing demand accounts or savings accounts by the customer. As rates have decreased throughout the deposit portfolio, many customers have opted to transfer funds from maturing time deposits or investments from other sources into short-term demand or savings accounts. The Company has not sought out or accepted brokered deposits in the past nor does it have plans to do so in the future.

A summary of the Company’s deposits is as follows for the dates indicated:

December 31, (In thousands)	2014	2013	Increase (Decrease)
Noninterest Bearing	$292,788	$277,294	$15,494

Interest Bearing
Demand	335,657	320,503	15,154
Savings	363,185	340,903	22,282
Time	395,531	471,515	(75,984)
Total interest bearing	1,094,373	1,132,921	(38,548)

Total deposits	$1,387,161	$1,410,215	$(23,054)

A summary of average balances for deposits by type and the related weighted average rates paid is as follows for the periods presented:

Years Ended December 31,	2014		2013		2012
(In thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest bearing demand	$281,025	-%	$256,518	-%	$238,443	-%

Interest bearing demand	320,947	.06	306,945	.07	281,076	.09
Savings	357,156	.16	333,457	.19	311,724	.20
Time	433,756	.80	505,738	1.00	588,544	1.42
Total interest bearing	1,111,859	.38	1,146,140	.52	1,181,344	.78

Total	$1,392,884	.31%	$1,402,658	.42%	$1,419,787	.65%

Maturities of time deposits of $100,000 or more outstanding at December 31, 2014 are summarized as follows:

(In thousands)	Amount
3 months or less	$26,548
Over 3 through 6 months	22,299
Over 6 through 12 months	30,018
Over 12 months	50,568
Total	$129,433

Short-term Borrowings

Short-term borrowings include funding sources with an original maturity of one year or less. The Company’s short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase, which are generally on an overnight basis. A summary of short-term borrowings is as follows:

(In thousands)	2014	2013	2012
Amount outstanding at year-end	$28,590	$29,123	$24,083
Maximum month-end balance during the year	33,568	32,885	31,632
Average outstanding	30,428	29,440	26,134
Weighted average rate during the year	.18%	.25%	.37%
Weighted average rate at year-end	.16	.25	.29

Long-term Borrowings

Long-term borrowings include funding sources with an original maturity greater than one year. The Company’s long-term borrowings are comprised of securities sold under agreements to repurchase, FHLB advances, and subordinated notes payable to unconsolidated trusts. Long-term securities sold under agreements to repurchase primarily represent obligations related to the Company’s balance sheet leverage transaction that originated in 2007. In this transaction, the Company borrowed $200 million through multiple fixed rate repurchase agreements and used the proceeds to purchase fixed rate Government National Mortgage Association (“GNMA”) bonds that are pledged as collateral. The Company is required to secure the borrowed funds with GNMA bonds valued at 106% of the outstanding principal balance of the borrowings. Principal payments have reduced the outstanding balance of the obligation to $100 million at year-end 2014, with a weighted average interest rate of 3.95%. These borrowings are callable quarterly and mature in November 2017.

The Company has $763 thousand of other long-term repurchase agreements outstanding at year-end 2014 made in the ordinary course of business with commercial customers. These borrowings have a weighted average fixed rate of 1.17% with portions maturing during 2015 and 2016.

FHLB advances to the Company’s subsidiary banks are secured by restricted holdings of FHLB stock which participating banks are required to own as well as certain mortgage loans as required by the FHLB. FHLB advances are made pursuant to several different credit programs, which have their own interest rates and range of maturities. Interest rates on FHLB advances are fixed and range between 2.99% and 5.81%, with a weighted average rate of 3.99%. Remaining maturities of FHLB advances extend over multiple time periods through 2020, with a weighted average remaining term of 2.8 years. FHLB advances are generally used to increase the Company’s lending activities and to aid the efforts of asset and liability management by utilizing various repayment options offered by the FHLB. Long-term advances from the FHLB totaled $19.0 million and $27.1 million at December 31, 2014 and 2013, respectively. This represents a decrease of $8.2 million or 30.1% and is attributed to scheduled repayment activity.

In 2005 and 2007, the Company completed a total of three private offerings of trust preferred securities through separate Delaware statutory trusts (the “Trusts”) sponsored by the Company in the aggregate amount of $47.5 million. The combined $25.0 million proceeds from the first two trusts (“Trusts I and II”) established in 2005 were used to fund the acquisition of Citizens Bancorp. Proceeds from the third trust (“Trust III”) were used primarily to acquire Company shares through a tender offer during 2007. The Company owns all of the common securities of each of the three Trusts.

The Trusts used the proceeds from the sale of preferred securities, plus capital of $1.5 million contributed by the Company to establish the trusts, to purchase the Company’s subordinated notes in amounts and bearing terms that parallel the amounts and terms of the respective preferred securities. Amounts and general terms related to the Trusts at year-end 2014 are summarized in the table below.

(Dollars in thousands)	Trust I	Trust II	Trust III
Subordinated notes payable	$10,310	$15,464	$23,196
Interest rate terms	3-month LIBOR +150 BP	3-month LIBOR +165 BP	3-month LIBOR +132 BP
Interest rate in effect at year-end	1.76%	1.91%	1.55%
Stated maturity date	September 30, 2035	September 30, 2035	November 1, 2037

The subordinated notes of the Trusts are redeemable in whole or in part, without penalty, at the Company’s option and are junior in right of payment of all present and future senior indebtedness of the Company. The weighted average interest rate in effect as of the last determination date in both 2014 and 2013 was 1.71%.

Contractual Obligations

The Company’s contractual obligations to make future payments as of December 31, 2014 are as follows:

	Payments Due by Period
Contractual Obligations (In thousands)	Total	One Year or Less	One to Three Years	Three to Five Years	More Than Five Years
Time deposits	$395,531	$233,322	$134,004	$24,948	$3,257
Long-term FHLB debt	18,961	-	15,000	3,025	936
Subordinated notes payable	48,970	-	-	-	48,970
Long-term securities sold under agreements to repurchase	100,763	254	100,509	-	-
Unfunded postretirement benefit obligations	5,513	391	859	986	3,277
Operating leases	1,375	343	408	197	427
Employment agreements	3,110	938	1,017	770	385
Total	$574,223	$235,248	$251,797	$29,926	$57,252

Long-term FHLB debt represents FHLB advances pursuant to several different credit programs. Long-term FHLB debt, subordinated notes payable, and securities sold under agreements to repurchase are more fully described under the caption “Long-term Borrowings” above and in Note 9 of the Company’s 2014 audited consolidated financial statements. Payments for borrowings in the table above do not include interest. Postretirement benefit obligations are determined by actuaries and estimated based on various assumptions with payouts projected over the next ten years. Estimates can vary significantly each year due to changes in significant assumptions. Operating leases include standard business equipment used in the Company’s day-to-day business as well as the lease of certain branch sites. Operating lease terms generally range from one to five years, with the ability to extend certain branch site leases at the Company’s option. Payments related to leases are based on actual payments specified in the contracts. Employment agreements represent annual minimum base salary amounts payable by the Company to five employees. The Company has employment agreements with its Chief Executive Officer, Chief Financial Officer, and three key officers of its subsidiaries.

Guarantees

During 2007, the Parent Company entered into a guarantee agreement whereby it agreed to become unconditionally and irrevocably the guarantor of the obligations of three of its subsidiary banks in connection with the $200 million balance sheet leverage transaction. Principal payments by the bank subsidiaries have reduced the outstanding balance of the obligation to $100 million at year-end 2014, which matures in 2017. The borrowings are required to be secured by GNMA bonds valued at 106% of the amount outstanding, although the banks typically maintain an amount in excess of the required minimum. Should any of the subsidiary banks default on its borrowings under the agreement, the GNMA bonds securing the borrowings would be liquidated to satisfy amounts due. If the value of the GNMA bonds fall below the obligation under the contract, the Parent Company is obligated to cover any such shortfall in absence of the subsidiary banks’ ability to do so. The Parent Company believes its subsidiary banks are fully capable of fulfilling their obligations under the borrowing arrangement and that the Parent Company will not be required to make any payments under the guarantee agreement.

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

At December 31, 2014, the model indicated that if rates were to gradually increase by 200 basis points over the next twelve months, then net interest income (TE) and net income would increase 0.63% and 1.77%, respectively, compared to forecasted results. The model indicated that if rates were to gradually decrease by 200 basis points over the next twelve months, then net interest income (TE) and net income would decrease 1.72% and 5.14%, respectively, compared to forecasted results.

In the current low interest rate environment, it is not practical or possible to reduce certain deposit rates by the same magnitude as rates on earning assets. The average rate paid on the Company’s deposits is already below 2%. This situation magnifies the model’s predicted results when modeling a decrease in interest rates, as earning assets with higher yields have more of an opportunity to reprice at lower rates than lower-rate deposits.

LIQUIDITY

Liquidity measures the ability to meet current and future cash flow needs as they become due. For financial institutions, liquidity reflects the capacity to meet loan demand, accommodate possible outflows in deposits, and to react and capitalize on interest rate market opportunities. A financial institution’s ability to meet its current financial obligations is dependent upon the structure of its balance sheet, its ability to liquidate assets, and its access to alternative sources of funds. The Company’s goal is to meet its near-term funding needs by maintaining a level of liquid funds through its asset/liability management. For the longer term, the liquidity position is managed by balancing the maturity structure of the balance sheet. This process allows for an orderly flow of funds over an extended period of time. The Company’s ALCOs, both at the bank subsidiary and consolidated level, meet regularly and monitor the composition of the balance sheet to ensure comprehensive management of interest rate risk and liquidity.

The Company's objective as it relates to liquidity is to ensure that its subsidiary banks have funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability. In order to maintain a proper level of liquidity, the subsidiary banks have several sources of funds available on a daily basis. For assets, those sources of funds include liquid assets that are readily marketable or that can be pledged, or which mature in the near future. These assets primarily include cash and due from banks, federal funds sold, investment securities, and cash flow generated by the repayment of principal and interest on loans and investment securities. For liabilities, sources of funds primarily include the subsidiary banks' core deposits, FHLB and other borrowings, and federal funds purchased and securities sold under agreements to repurchase. While maturities and scheduled amortization of loans and investment securities are generally a predictable source of funds, deposit outflows and mortgage prepayments are influenced significantly by general interest rates, economic conditions, and competition in our local markets.

The Company uses a liquidity ratio metric to help measure its ability to meet its cash flow needs. This ratio is monitored by ALCO at both the bank and consolidated level. The liquidity ratio is based on current and projected levels of sources and uses of funds. This measure is useful in analyzing cash needs and formulating strategies to achieve desired results. For example, a low liquidity ratio could indicate that the Company’s ability to fund loans might become more difficult. A high liquidity ratio could indicate that the Company may have a disproportionate amount of funds in low yielding assets, which is more likely to occur during periods of sluggish loan demand or economic difficulties. The Company’s liquidity position, as measured by its liquidity ratio, increased at year-end 2014 when compared to year-end 2013 and is within its ALCO guidelines. The Company’s liquidity ratio remains elevated mainly as a result of its overall net funding position and weak, quality loan demand. As loans have paid down, payments have been reinvested more into investments securities or other temporary investments. The Company also continues a cautious lending strategy while continuing efforts to reduce its level of nonperforming assets in a slow growing economic environment.

As of December 31, 2014, the Company had $224 million of additional borrowing capacity under various FHLB, federal funds, and other agreements. However, there is no guarantee that these sources of funds will continue to be available to the Company, or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in the Company’s liquidity from these sources.

Liquidity at the Parent Company level is primarily affected by the receipt of dividends from its subsidiary banks, cash balances maintained, and borrowings from nonaffiliated sources. Payment of dividends by the Company’s subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. In addition, United Bank and Citizens Northern each must obtain regulatory approval to declare or pay dividends to the Parent Company as a result of increased capital required in connection with prior regulatory exams. The capital ratios at these two banks exceeded those required higher amounts at year-end 2014. Capital ratios at all four of the Company’s subsidiary banks exceed regulatory established “well-capitalized” status at December 31, 2014 under the prompt corrective action regulatory framework. See Note 18 “Regulatory Matters” of the Company’s 2014 audited consolidated financial statements for further information regarding the restrictions on dividend payments and increased capital required at certain of the Company’s bank subsidiaries as outlined in prior regulatory agreements.

The Parent Company’s primary uses of cash include the payment of dividends to its preferred and common shareholders, injecting capital into subsidiaries, paying interest expense on borrowings, and payments for general operating expenses. The regulatory agreement entered into during 2009 between the Parent Company and its primary banking regulators was terminated in March 2014. As a result, the Company is no longer required to receive permission from its banking regulators to make interest payments on its trust preferred securities or to pay dividends on its common and preferred stock. However, the Company’s current goal is to redeem all of its outstanding preferred stock before considering the payment of a dividend on its common stock. The Company redeemed 20,000 shares, or two-thirds, of its original amount of outstanding preferred stock during 2014 in two separate partial redemptions of 10,000 shares each. The Company intends to redeem its remaining 10,000 shares of preferred stock in 2015, although this action requires approval by our banking regulators. The timing and amount of any further redemption by the Company of its remaining outstanding preferred stock will be disclosed when assured. Reference is made to Note 23 “Preferred Stock” of the Company’s 2014 audited consolidated financial statements and Item 1A “Risk Factors” of this Form 10-K for additional information on the Company’s restrictions and requirements related to the payment of interest and dividends.

The Parent Company had cash balances of $32.1 million at year-end 2014, a decrease of $4.4 million or 12.0% compared to $36.5 million at year-end 2013. Significant cash receipts of the Parent Company for 2014 include dividend payments from its bank and nonbanking subsidiaries of $15.0 million and $1.5 million, respectively, a return of capital from nonbank subsidiaries in the amount of $1.5 million, and management fees from subsidiaries of $2.9 million. Significant cash payments by the Parent Company in 2014 include $20.0 million to redeem a portion of its outstanding preferred stock, $2.5 million for salaries, payroll taxes, and employee benefits, and $2.0 million for the payment of dividends on outstanding preferred stock.

Liquid assets consist of cash, cash equivalents, and available for sale investment securities. At December 31, 2014, consolidated liquid assets were $727 million, an increase of $46.2 million or 6.8% from year-end 2013. The increase in liquid assets was driven by higher interest bearing deposits with other banks in the amount of $25.4 million or 60.8% and higher available for sale investment securities of $13.6 million or 2.2%. Liquid assets remain elevated mainly as a result of the Company’s overall net funding position and weak, high-quality loan demand. The overall funding position of the Company changes as loan demand, deposit levels, and other sources and uses of funds fluctuate.

Net cash provided by operating activities was $29.0 million and $24.0 million for 2014 and 2013, respectively. This represents an increase of $5.0 million or 20.8%, led by an increase in net mortgage loans sold. Net cash flow from investing activities was $57.3 million for 2014 compared with a net use of $53.3 million for 2013. This represents a change of $111 million, driven by net investment securities and loan activity. For investment securities, the Company had net cash outflows of $7.0 million for 2014 compared with net cash outflows of $64.8 million for the prior year. Net cash outflows related to investments represent net purchase activity, where purchases exceeded proceeds received from the sale, maturity, and calls of investment securities. For loans, the Company had net loan repayment activity of $56.7 million for 2014, up $51.2 million from the prior year as overall paydowns more than offset new demand. For 2014, excess cash flows from investment and loan activity were used more to fund deposit runoff, debt repayments, and the redemption of a portion of the Company’s preferred stock. In 2013, cash inflows were used more to purchase additional investment securities.

Net cash used in financing activities was $53.6 million for 2014 compared with net cash inflows of $1.7 million for 2013. The net use of cash for 2014 was made up primarily by deposit declines, the redemption of a portion of the Company’s preferred stock outstanding in the amount of $20.0 million, and repayments of long-term borrowings. Net outflows related to deposits were $23.1 million for 2014, an increase of $22.5 million compared to $595 thousand for 2013. Net repayments on long-term borrowings were $8.2 million for the current year compared to $1.4 million for 2013.

Information relating to commitments to extend credit is disclosed in Note 15 of the Company’s 2014 audited consolidated financial statements. These transactions are entered into in the ordinary course of providing traditional banking services and are considered in managing the Company’s liquidity position. The Company does not expect these commitments to significantly affect the liquidity position in future periods. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options, or similar instruments.

CAPITAL RESOURCES

Shareholders’ equity was $173 million at year-end 2014, an increase of $2.9 million or 1.7% compared to $170 million at year-end 2013. Net income for the period increased shareholders’ equity by $16.5 million, partially offset by dividends on preferred stock of $1.9 million. Shareholders’ equity also increased as a result of an $8.8 million after-tax increase in the unrealized gain on available for sale investment securities, which is attributed to a decrease in longer-term market interest rates. Generally, as market interest rates fall, the value of fixed rate investments such as those held by the Company, increases. The Company redeemed 20,000 shares of its preferred stock in two separate partial redemptions of 10,000 shares each during the year, resulting in a reduction to shareholders’ equity of $20.0 million in total.

On January 9, 2009, the Company issued 30,000 shares of Series A, no par value cumulative perpetual preferred stock. Under the terms of the issuance, the dividend rate increased on February 15, 2014 to 9% from 5%. At year-end 2014, there are 10,000 shares that remain outstanding. The Company’s goal is to redeem the outstanding preferred shares as soon as its capital position, earnings, asset quality, and other factors indicate it is warranted. Further redemptions, however, require the approval of banking regulators. The Parent Company is under no directive by its regulators to raise any additional capital.

At December 31, 2014 and 2013, the Company’s tangible capital ratio was 9.68% and 9.35%, respectively. The tangible capital ratio is defined as tangible equity as a percentage of tangible assets. Tangible common equity to tangible assets, which further excludes outstanding preferred stock, was 9.12% at year-end 2014, up 142 basis points compared to 7.70% at year-end 2013.

Consistent with the objective of operating a sound financial organization, the Company’s goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios as of December 31, 2014 and the regulatory minimums were as follows:

	Farmers Capital Bank Corporation	Regulatory Minimum
Tier 1 Risk-based Capital[1]	19.75%	4.00%
Total Risk-based Capital[1]	21.00	8.00
Tier 1 Leverage Capital[2]	12.04	4.00

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

In July 2013, banking regulators issued final rules to bring U.S. banking organizations into compliance with the Basel III capital framework effective in 2015. The Company has completed a pro forma analysis of its capital ratios under the new capital framework. This analysis indicates the Company remains well-capitalized under the new rules, including meeting the effective minimum capital ratios with a fully phased-in capital conservation buffer. For further information, see discussion in Part I, Item 1 under the caption “Capital” beginning on page 15 of this Form 10-K.

The table below represents an analysis of dividend payout ratios and equity to asset ratios for the previous five years.

Years Ended December 31,	2014	2013	2012	2011	2010
Percentage of common dividends declared to net income	-%	-%	-%	-%	-%
Percentage of average shareholders’ equity to average total assets	9.84	9.34	8.85	8.05	7.32

Two of the Company’s subsidiary banks are currently subject to regulatory agreements with their primary banking supervisors as detailed below under the caption “Subsidiary Banks.” The agreement entered into during 2009 between the Parent Company and its primary regulators was terminated in March 2014 as a result of continued satisfactory compliance, most notably from the progress made in lowering nonperforming assets and increasing capital levels. Therefore, the Company is no longer required to receive permission from its banking regulators to make interest payments on its trust preferred securities or to pay dividends on its common and preferred stock. However, the Company’s current goal is to redeem all of its outstanding preferred stock before considering the payment of a dividend on its common stock. The Company redeemed 20,000 shares, or two-thirds, of its original outstanding amount in two separate partial redemptions of 10,000 shares during 2014. The Company intends to redeem its remaining 10,000 shares of preferred stock in 2015, although this action requires approval by our banking regulators. The timing and amount of any further redemption by the Company of its remaining outstanding preferred stock will be disclosed when assured.

Subsidiary Banks

The Company’s subsidiary banks are subject to capital-based regulatory requirements which place banks in one of five categories based upon their capital levels and other supervisory criteria. These five categories are: (1) well-capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized. To be well-capitalized, a bank must have a Tier 1 Leverage ratio of at least 5% and a Total Risk-based Capital ratio of at least 10%. As of December 31, 2014, each of the Company’s four subsidiary banks had the following capital ratios for regulatory purposes:

	Tier 1 Leverage Capital Ratio	Total Risk-based Capital Ratio

Farmers Bank	9.40%	18.70%
United Bank	11.08	19.26
First Citizens	9.44	14.30
Citizens Northern	10.11	15.71

Two of the Company’s subsidiary banks, due to their recent regulatory agreements, were required at year-end 2014 to maintain capital ratios in excess of the well-capitalized level under the prompt corrective action framework. The capital levels and other requirements for these two banks related to their regulatory agreement are discussed below.

United Bank.  In November of 2009, the FDIC, the Kentucky Department of Financial Institutions (“KDFI”), and United Bank entered into a Cease and Desist Order (“C&D”) primarily as a result of its level of nonperforming assets.  The C&D was terminated in December 2011 coincident with the issuance of a Consent Order (“Consent Order”) entered into between the parties. The Consent Order was substantially the same as the C&D, with the primary exception being that United Bank must achieve and maintain a Tier 1 Leverage ratio of 9.0% and a Total Risk-based Capital ratio of 13.0%.

During January 2014, the formal Consent Order was terminated and replaced with a stepped-down enforcement action in the form of an informal Memorandum of Understanding (“Memorandum”). While many of the same provisions carried over to the Memorandum, replacing the Consent Order represents important progress for the Company. At December 31, 2014, United Bank had a Tier 1 Leverage ratio of 11.08% and a Total Risk-based Capital ratio of 19.26%.

The terms of the Memorandum require United Bank to:

●

continue to formulate, adopt and submit to the FDIC and the KDFI for review and comment a written plan of action to lessen the bank's risk position in each asset which was classified "Substandard" or "Doubtful" in the most recent or any subsequent examination or visitation, and which aggregated $1,000,000 or more. Such plan shall include:

a)	the dollar levels to which the bank will strive to reduce each line of credit within six and twelve months from the effective date of the Memorandum; and
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

Following is a summary of the activity during 2014 of substandard loans that meet the reporting requirements included in the Memorandum.

Substandard Loans

(Dollars in thousands)		Activity During 2014
December 31, 2013		Increases		Decreases					December 31, 2014
Balance	Number of Credits	Additional Credit/New Classifications	Number of New Credits	Principal Payments	Charge Offs	Transfers to OREO	Amounts Upgraded and No Longer Classified as Substandard	Other	Balance	Number of Credits
$28,675	10	$1,875	-	$3,047	$-	$5,078	$3,180	$74	$19,171	8

At December 31, 2014, United Bank had eight credit relationships with an aggregate outstanding balance of $19.2 million that meet the risk identification criteria established in the Memorandum. The aggregate amount of substandard loans meeting the reporting criteria was below the target level established by United Bank resulting from the Memorandum. Target levels are established based on projections of individual substandard loan amounts and will fluctuate depending on the actual amount of newly classified loans, principal reductions, or repossession activity.

Subsequent to year-end 2014, the Company received written notification that the FDIC and KDFI, as a result of their recent examination, terminated the Memorandum that was entered into with United Bank effective immediately. In connection with the termination of the Memorandum, the Board of Directors of United Bank agreed to adopt a resolution to continue doing the following:

●	formulate, adopt, and report a written plan of action to lessen its risk position of assets classified as substandard or doubtful which are $1 million or more;
●	not extend credit to any borrower already obligated to the Bank on any extension of credit which has been charged off or classified as loss;
●

not extend additional credit to any borrower whose loan has been classified as substandard, doubtful, or special mention, unless documented by the board that the extension is in the best interest of the Bank;

●	adopting, implementing, and adhering to a written profit plan and budget;
●	not declare or pay any dividends without the prior written consent of the FDIC and KDFI; and
●	provide quarterly progress reports to the FDIC and KDFI related to provisions of the resolution

The requirement for United Bank to maintain a minimum Tier 1 Leverage ratio of 9.0% and a Total Risk-based Capital ratio of 13.0% no longer applies.

Citizens Northern.  The FDIC and the KDFI entered into a Memorandum with Citizens Northern on September 8, 2010.  That Memorandum was terminated July 7, 2013 upon the issuance of an updated Memorandum. The updated Memorandum is substantially the same as the replaced Memorandum, including the requirement to obtain regulatory approval prior to declaring or paying a dividend, but raised the required minimum Tier I Leverage to 9.0% from 8.0%. At year-end 2014, Citizens Northern had a Tier I Leverage ratio of 10.11% and a Total Risk-based Capital ratio of 15.71%.

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

(Company Note: The ALLL methodology is structurally sound. The comments referred to in the then-most recent examination referred to above pertain to documentation exceptions for two impaired credit relationships consisting of eight real estate properties with an aggregate outstanding balance of $1.7 million. Documentation supporting certain of these properties was stale as of the examination date. However, appraisals received subsequent to the examination date confirm that the estimated discount applied to the stale appraisals resulted in an allowance that was adequate. Additional procedures for adhering to and monitoring compliance over the ALLL have since been revisited and refined to assure that the ALLL is fully documented and adequately supported in a timely fashion).
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

Following is a summary of the activity during 2014 of substandard loans that meet the reporting requirements included in the Memorandum.

Substandard Loans

(Dollars in thousands)		Activity During 2014
December 31, 2013		Increases		Decreases				December 31, 2014
Balance	Number of Credits	Additional Credit/New Classifications	Number of New Credits	Principal Payments	Charge Offs	Transfers to OREO	Amounts Upgraded and No Longer Classified as Substandard	Balance	Number of Credits
$9,202	10	$1,548	2	$1,161	$-	$1,393	$2,285	$5,911	9

At December 31, 2014, Citizens Northern had nine credit relationships with an aggregate outstanding balance of $5.9 million that meet the risk identification criteria established in the Memorandum. There was no related target level established at year-end 2014.

The Company believes it is adequately addressing all issues in the regulatory agreements above and is in compliance with those agreements as of December 31, 2014. However, only the respective regulatory agencies can determine if compliance with the applicable regulatory agreements have been met. Regulators continue to monitor the Company’s progress and compliance with the agreements through periodic on-site examinations, regular communications, and quarterly data analysis. The results of these examinations and communications show satisfactory progress toward meeting the requirements included in the regulatory agreements.

The Parent Company maintains cash available to fund a certain amount of additional injections of capital to its bank subsidiaries if required by its regulators. If needed, further amounts in excess of available cash may be funded by future public or private sales of securities, although the Parent Company is currently under no directive by its regulators to raise any additional capital.

Share Buy Back Program

At various times, the Company’s Board of Directors has authorized the purchase of shares of the Company’s outstanding common stock. No stated expiration dates have been established under any of the previous authorizations. There are 84,971 shares that may still be purchased under the various authorizations, though no shares have been purchased since 2008.

Shareholder Information

As of February 10, 2015, the Company had 2,632 shareholders of record, which includes individual participants in securities positions listings.

Common Stock Price

The Company’s common stock is traded on the NASDAQ Stock Market LLC exchange in the Global Select Market tier, with sales prices reported under the symbol: FFKT. The table below lists the high and low sales prices of the Company’s common stock for 2014 and 2013.

	High	Low
2014
Fourth Quarter	$23.65	$21.72
Third Quarter	23.92	21.25
Second Quarter	23.40	17.64
First Quarter	24.54	18.40

2013
Fourth Quarter	$24.00	$19.14
Third Quarter	26.98	18.62
Second Quarter	23.00	17.50
First Quarter	19.00	11.80

The closing price per share of the Company’s common stock on December 31, 2014, the last trading day of the Company’s fiscal year, was $23.29. There have been no dividends declared on the Company’s common stock since 2009.

Recently Issued Accounting Standards

See Note 1 – “Summary of Significant Accounting Policies,” under the caption “Recently Issued But Not Yet Effective Accounting Standards,” in the Company’s 2014 audited consolidated financial statements for further information about recently issued accounting pronouncements and their expected impact on the Company’s financial statements.

2013 Compared to 2012

The Company reported net income of $13.4 million or $1.54 per common share in 2013 compared to $12.1 million or $1.37 per common share for 2012. This represents an increase of $1.3 million or $.17 per common share. The increase in net income for 2013 was primarily due to a decrease in the provision for loan losses of $5.4 million or 194% and higher net interest income of $1.8 million or 3.3%. Noninterest income decreased $2.5 million or 10.3%, with noninterest expenses and income taxes increasing $1.8 million or 3.0% and $1.5 million or 52.4%, respectively.

For 2013, the increase in net interest income from 2012 was due to a decrease in interest expense of $6.3 million or 34.3%, partially offset by lower interest income of $4.5 million or 6.3%. Interest expense on deposits and borrowed funds decreased $3.3 million or 35.9% and $2.9 million or 32.7%, respectively. Interest expense on deposits decreased primarily due to the repricing of higher-rate time deposits to lower market interest rates and a lower average balance outstanding. Interest expense on borrowed funds declined primarily due the repayment of a $50.0 million portion of long-term borrowings and the repricing of $23.2 million of subordinated debt from a fixed rate of 6.60% to a variable rate of 3-month LIBOR plus 132 basis points during the fourth quarter of 2012. The decrease in interest income relates to both a decline in yield and volume on earning assets in a low market interest rate environment. Net interest margin was 3.40% for 2013, up 22 basis points from 3.18% for 2012. Net interest spread was 3.23%, up 27 basis points compared to 2.96%.

The Company recorded a credit to the provision for loan losses in the amount of $2.6 million for 2013 compared to a charge of $2.8 million for 2012. The decrease in the provision for loan losses was attributed to an overall improvement in the credit quality of the loan portfolio and a decrease in loan balances outstanding. Nonperforming loans, impaired loans, early stage delinquencies, and watch list loans all improved during 2013. Historical loss rates, adjusted for current risk factors, also improved as lower recent charge-off activity replaced the higher levels that spiked upward starting in 2009.

Nonperforming loans decreased $3.3 million or 6.2% in 2013. The allowance for loan losses was $20.6 million at year-end 2013 and $24.4 million at year-end 2012. As a percentage of loans net of unearned income, the allowance for loan losses decreased 37 basis points to 2.06% at year-end 2013 compared to 2.43% a year earlier.

Noninterest income for 2013 was $22.1 million, a decrease of $2.5 million or 10.3% compared to $24.7 million for 2012. The decrease in noninterest income was driven by investment securities gains/losses, net gains on the sale of mortgage loans, and income from company-owned life insurance. The Company recorded a $50 thousand net loss on the sale of investment securities in 2013 compared with a net gain of $1.2 million for 2012. The net loss for 2013 is mainly attributed to premium amortization related to a single municipal bond that was called by the issuer. The net gain recorded in the prior year is attributed to normal asset/liability management strategies which result in periodic sales at irregular intervals based on then-current strategies. Net gains on the sale of mortgage loans decreased $882 thousand or 46.0% due to lower origination and refinancing activity. The volume of loans sold in 2013 decreased 41.0% compared to the prior year. Mortgage refinancing and home purchases rose sharply during 2012 fueled by interest rate declines. Market rates increased in 2013, which reduced customer demand for home purchases and refinancing. Income from company-owned life insurance decreased $562 thousand or 36.9% mainly because 2012 included a gain in the amount of $529 thousand related to death benefit proceeds occur at infrequent intervals.

Total noninterest expenses were $61.6 million for 2013, an increase of $1.8 million or 3.0% compared to $59.8 million for 2012. The decrease in noninterest expenses was made up primarily by higher other real estate expenses of $1.8 million or 33.8% and higher salaries and employee benefits of $1.5 million or 5.3%. Intangible asset amortization, legal expenses, and deposit insurance expense decreased $474 thousand or 46.7%, $440 thousand or 36.1%, and $425 thousand or 15.8%, respectively.

The increase in other real estate expenses was driven by higher impairment charges of $1.8 million or 46.8%. The increase in salaries and employee benefits was led by a $996 thousand or 20.5% increase in benefit expenses related primarily to higher claims associated with the Company’s self-funded health insurance plan.

Intangible asset amortization decreased as a result of actuarial determined reductions related to core deposit and customer relationship intangible assets arising from previous business transactions. The decrease in legal expenses relates primarily to problem loans in the normal course of business. The comparative year also includes $122 thousand related to registering the Company’s Series A preferred shares for their sale by the U.S. Treasury to third party investors. Deposit insurance expense decreased as a result of improvements in the risk rating by the FDIC of one of the Company’s bank subsidiaries. The better rating reduced the assessment rate applicable in determining the amount payable for deposit insurance.

Income tax expense was $4.4 million for 2013, an increase of $1.5 million or 52.4% compared to $2.9 million for 2012. The effective income tax rates were 24.8% and 19.3% for 2013 and 2012, respectively. The increase in the effective tax rate is attributed primarily to lower tax credits and the relative amount of tax-free income to total income. Tax credits utilized by the Company over a number of years related to Qualified Zone Academy Bonds were fully exhausted during 2012. In addition, the taxable portion of total revenues increased more in proportion to the nontaxable revenues.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated by reference to Part II, Item 7 under the caption “Market Risk Management” beginning on page 64 of this Form 10-K.

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

The Company’s 2014 consolidated financial statements have been audited by BKD, LLP (“BKD”) independent accountants. Management has made available to BKD all financial records and related data, as well as the minutes of Boards of Directors’ meetings. Management believes that all representations made to BKD during the audit were valid and appropriate.

Lloyd C. Hillard, Jr.	Mark A. Hampton
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer, and Secretary

March 11, 2015

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors

and Stockholders

Farmers Capital Bank Corporation

Frankfort, Kentucky

We have audited Farmers Capital Bank Corporation’s (Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company and our report dated March 11, 2015, expressed an unqualified opinion thereon.

Louisville, Kentucky

March 11, 2015

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors

and Stockholders

Farmers Capital Bank Corporation

Frankfort, Kentucky

We have audited the accompanying consolidated balance sheets of Farmers Capital Bank Corporation (Company) as of December 31, 2014 and December 31, 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2015, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Louisville, Kentucky

March 11, 2015

Consolidated Balance Sheets

December 31, (In thousands, except share data)	2014	2013
Assets
Cash and cash equivalents:
Cash and due from banks	$26,770	$22,925
Interest bearing deposits in other banks	67,152	41,749
Federal funds sold and securities purchased under agreements to resell	6,992	3,579
Total cash and cash equivalents	100,914	68,253
Investment securities:
Available for sale, amortized cost of $618,429 (2014) and $618,395 (2013)	626,388	612,820
Held to maturity, fair value of $3,923 (2014) and $827 (2013)	3,728	765
Total investment securities	630,116	613,585
Loans, net of unearned income	931,943	999,883
Allowance for loan losses	(13,968)	(20,577)
Loans, net	917,975	979,306
Premises and equipment, net	34,933	36,273
Company-owned life insurance	29,363	28,899
Intangible assets, net	449	854
Other real estate owned	31,960	37,826
Other assets	36,896	44,559
Total assets	$1,782,606	$1,809,555
Liabilities
Deposits:
Noninterest bearing	$292,788	$277,294
Interest bearing	1,094,373	1,132,921
Total deposits	1,387,161	1,410,215
Federal funds purchased and other short-term borrowings	28,590	29,123
Securities sold under agreements to repurchase and other long-term borrowings	119,724	127,880
Subordinated notes payable to unconsolidated trusts	48,970	48,970
Dividends payable	113	188
Other liabilities	25,119	23,124
Total liabilities	1,609,677	1,639,500

Commitments and contingencies (Notes 15 and 17)

Shareholders’ Equity
Preferred stock, no par value 1,000,000 shares authorized; 10,000 and 30,000 Series A shares issued and outstanding at December 31, 2014 and 2013, respectively; Liquidation preference of $10,000 at December 31, 2014	10,000	29,988
Common stock, par value $.125 per share; 14,608,000 shares authorized; 7,489,388 and 7,478,706 shares issued and outstanding at December 31, 2014 and 2013, respectively	936	935
Capital surplus	51,344	51,102
Retained earnings	105,774	91,242
Accumulated other comprehensive income (loss)	4,875	(3,212)
Total shareholders’ equity	172,929	170,055
Total liabilities and shareholders’ equity	$1,782,606	$1,809,555

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

(In thousands, except per share data)
Years Ended December 31,	2014	2013	2012
Interest Income
Interest and fees on loans	$49,921	$53,492	$55,942
Interest on investment securities:
Taxable	11,737	10,575	12,872
Nontaxable	2,551	2,512	2,248
Interest on deposits in other banks	138	150	156
Interest on federal funds sold and securities purchased under agreements to resell	5	4	4
Total interest income	64,352	66,733	71,222
Interest Expense
Interest on deposits	4,253	5,922	9,239
Interest on federal funds purchased and other short-term borrowings	54	74	96
Interest on securities sold under agreements to repurchase and other long-term borrowings	5,002	5,135	7,044
Interest on subordinated notes payable to unconsolidated trusts	844	864	1,879
Total interest expense	10,153	11,995	18,258
Net interest income	54,199	54,738	52,964
Provision for loan losses	(4,364)	(2,600)	2,772
Net interest income after provision for loan losses	58,563	57,338	50,192
Noninterest Income
Service charges and fees on deposits	7,801	8,196	8,124
Allotment processing fees	5,014	4,922	5,215
Other service charges, commissions, and fees	5,248	4,983	4,478
Trust income	2,568	1,993	1,909
Investment securities (losses) gains, net	(63)	(50)	1,209
Gains on sale of mortgage loans, net	490	1,036	1,918
Income from company-owned life insurance	1,231	962	1,524
Other	984	74	277
Total noninterest income	23,273	22,116	24,654
Noninterest Expense
Salaries and employee benefits	29,763	29,681	28,190
Occupancy expenses, net	4,881	4,767	4,757
Equipment expenses	2,498	2,398	2,364
Data processing and communications expenses	4,031	3,946	4,271
Bank franchise tax	2,421	2,354	2,381
Amortization of intangibles	405	540	1,014
Deposit insurance expense	1,746	2,265	2,690
Other real estate expenses, net	5,318	6,999	5,232
Legal expenses	856	780	1,220
Other	7,359	7,843	7,668
Total noninterest expense	59,278	61,573	59,787
Income before income taxes	22,558	17,881	15,059
Income tax expense	6,099	4,435	2,910
Net income	16,459	13,446	12,149
Less preferred stock dividends and discount accretion	1,927	1,951	1,922
Net income available to common shareholders	$14,532	$11,495	$10,227
Per Common Share
Net income – basic and diluted	$1.94	$1.54	$1.37
Cash dividends declared	-	-	-
Weighted Average Common Shares Outstanding
Basic and diluted	7,483	7,474	7,457

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

(In thousands)
Years Ended December 31,	2014	2013	2012
Net income	$16,459	$13,446	$12,149
Other comprehensive income (loss):
Unrealized holding gain (loss) on available for sale securities arising during the period on securities held at end of period, net of tax of $4,703, $(6,996), and $543, respectively	8,734	(12,992)	1,009

Reclassification adjustment for prior period unrealized (gain) loss previously reported in other comprehensive income recognized during current period, net of tax of $(34), $23, and $330, respectively	63	(42)	(612)

Change in unfunded portion of postretirement benefit obligations, net of tax of $(382), $1,589, and $(92), respectively	(710)	2,953	(171)
Other comprehensive income (loss)	8,087	(10,081)	226
Comprehensive income	$24,546	$3,365	$12,375

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share data)						Accumulated Other	Total
Years Ended	Preferred	Common Stock		Capital	Retained	Comprehensive	Shareholders’
December 31, 2014, 2013, and 2012	Stock	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
Balance at January 1, 2012	$29,115	7,446	$931	$50,848	$69,520	$6,643	$157,057
Net income	-	-	-	-	12,149	-	12,149
Other comprehensive income	-	-	-	-	-	226	226
Cash dividends declared - preferred, $50.00 per share	-	-	-	-	(1,500)	-	(1,500)
Preferred stock discount accretion	422	-	-	-	(422)	-	-
Repurchase of common stock warrant	-	-	-	(75)	-	-	(75)
Shares issued pursuant to employee stock purchase plan	-	24	3	125	-	-	128
Expense related to employee stock purchase plan	-	-	-	36	-	-	36
Balance at December 31, 2012	29,537	7,470	934	50,934	79,747	6,869	168,021
Net income	-	-	-	-	13,446	-	13,446
Other comprehensive loss	-	-	-	-	-	(10,081)	(10,081)
Cash dividends declared - preferred, $50.00 per share	-	-	-	-	(1,500)	-	(1,500)
Preferred stock discount accretion	451	-	-	-	(451)	-	-
Shares issued pursuant to employee stock purchase plan	-	9	1	132	-	-	133
Expense related to employee stock purchase plan	-	-	-	36	-	-	36
Balance at December 31, 2013	29,988	7,479	935	51,102	91,242	(3,212)	170,055
Net income	-	-	-	-	16,459	-	16,459
Other comprehensive income	-	-	-	-	-	8,087	8,087
Cash dividends declared - preferred, $85.13 per share	-	-	-	-	(1,915)	-	(1,915)
Preferred stock discount accretion	12	-	-	-	(12)	-	-
Redemption of preferred stock	(20,000)	-	-	-	-	-	(20,000)
Shares issued under director compensation plan	-	3	-	82	-	-	82
Shares issued pursuant to employee stock purchase plan	-	7	1	128	-	-	129
Expense related to employee stock purchase plan	-	-	-	32	-	-	32
Balance at December 31, 2014	$10,000	7,489	$936	$51,344	$105,774	$4,875	$172,929

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Years Ended December 31, (In thousands)	2014	2013	2012
Cash Flows from Operating Activities
Net income	$16,459	$13,446	$12,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,065	4,114	4,543
Net premium amortization of investment securities:
Available for sale	3,919	5,027	5,312
Held to maturity	42	-	-
Provision for loan losses	(4,364)	(2,600)	2,772
Deferred income tax expense (benefit)	3,931	(473)	(1,043)
Noncash employee stock purchase plan expense	32	36	36
Noncash director fee compensation	82	-	-
Mortgage loans originated for sale	(25,498)	(52,016)	(84,496)
Proceeds from sale of mortgage loans	29,254	50,957	86,563
Gains on sale of mortgage loans, net	(490)	(1,036)	(1,918)
(Gain) loss on disposal and write downs of premises and equipment, net	(5)	7	257
Net loss on sale and write downs of other real estate	3,404	5,702	4,084
Net loss (gain) on sale of available for sale investment securities	63	50	(1,209)
Increase in cash surrender value of company-owned life insurance	(926)	(926)	(961)
Death benefits in excess of cash surrender value on company-owned life insurance	(276)	-	(529)
Decrease in accrued interest receivable	276	173	545
(Increase) decrease in other assets	(1,860)	(241)	1,296
Decrease in accrued interest payable	(193)	(233)	(1,005)
Increase in other liabilities	1,096	2,036	2,014
Net cash provided by operating activities	29,011	24,023	28,410
Cash Flows from Investing Activities
Proceeds from maturities and calls of investment securities:
Available for sale	88,905	123,231	219,141
Held to maturity	60	55	55
Proceeds from sale of available for sale investment securities	12,967	2,233	135,193
Purchase of investment securities:
Available for sale	(105,888)	(190,306)	(333,116)
Held to maturity	(3,065)	-	-
Proceeds from sale of restricted stock investments, net	148	-	-
Principal collected on loans originated for investment, net	56,695	5,540	29,818
Proceeds from death benefits of company-owned life insurance	738	-	1,051
Purchases of premises and equipment	(2,138)	(3,525)	(1,675)
Proceeds from sale of other real estate	8,811	9,458	12,278
Proceeds from disposals of premises and equipment	21	28	429
Net cash provided by (used in) investing activities	57,254	(53,286)	63,174
Cash Flows from Financing Activities
Net decrease in deposits	(23,054)	(595)	(24,255)
Net (decrease) increase in federal funds purchased and other short-term borrowings	(533)	5,040	(2,939)
Proceeds from securities sold under agreements to repurchase and other long-term borrowings	9	754	-
Repayments of securities sold under agreements to repurchase and other long-term borrowings	(8,165)	(2,171)	(61,397)
Redemption of preferred stock	(20,000)	-	-
Dividends paid, preferred stock	(1,990)	(1,500)	(1,500)
Repurchase of common stock warrant	-	-	(75)
Shares issued under employee stock purchase plan	129	133	128
Net cash (used in) provided by financing activities	(53,604)	1,661	(90,038)
Net increase (decrease) in cash and cash equivalents	32,661	(27,602)	1,546
Cash and cash equivalents at beginning of year	68,253	95,855	94,309
Cash and cash equivalents at end of year	$100,914	$68,253	$95,855
Supplemental Disclosures
Cash paid during the year for:
Interest	$10,346	$12,228	$19,263
Income taxes	2,850	6,150	3,800
Transfers from loans to other real estate	8,259	6,110	33,913
Transfers from premises to other real estate	-	-	212
Sale and financing of other real estate	2,525	5,711	3,358

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

The Company has two active nonbank subsidiaries, FCB Services, Inc. (“FCB Services”) and FFKT Insurance Services, Inc. (“FFKT Insurance”). FCB Services is a data processing subsidiary located in Frankfort, KY that provides services to the Company’s banks as well as unaffiliated entities. FFKT Insurance is a captive property and casualty insurance company insuring primarily deductible exposures and uncovered liability related to properties of the Company. EKT Properties, Inc., a company formed to manage and liquidate certain real estate properties repossessed by the Company, was dissolved effective at year end 2014. The Company has three subsidiaries organized as Delaware statutory trusts that are not consolidated into its financial statements. These trusts were formed for the purpose of issuing trust preferred securities. All significant intercompany transactions and balances are eliminated in consolidation.

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

Reclassifications

Certain amounts in the accompanying consolidated financial statements presented for prior years have been reclassified to conform to the 2014 presentation. These reclassifications do not affect net income or total shareholders’ equity as previously reported.

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

Investment Securities

Investments in debt and equity securities are classified into three categories. Securities that management has the positive intent and ability to hold until maturity are classified as held to maturity. Securities that are bought and held specifically for the purpose of selling them in the near term are classified as trading securities. The Company had no securities classified as trading during 2014, 2013, or 2012. All other securities are classified as available for sale. Securities are designated as available for sale if they might be sold before maturity. Securities classified as available for sale are carried at estimated fair value. Unrealized holding gains and losses for available for sale securities are reported net of deferred income taxes in other comprehensive income. Investments classified as held to maturity are carried at amortized cost. Amortized cost basis for investment securities includes adjustments made to the cost for previous other-than-temporary impairment (“OTTI”) recognized in earnings, amortization, accretion, and collection of cash.

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

The Company evaluates investment securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. A decline in the market value of investment securities below cost that is deemed other-than-temporary results in a charge to earnings and the establishment of a new cost basis for the security. Substantially all of the Company’s investment securities are debt securities. In estimating OTTI for debt securities, management considers each of the following: (1) the length of time and extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery in fair value. The assessment of whether an OTTI charge exists involves a high degree of subjectivity and judgment and is based on the information available to the Company at a point in time. The Company had no OTTI losses during any year in each of the three years in the period ended December 31, 2014.

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

Federal Home Loan Bank and Federal Reserve Bank Stock

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stock is carried at cost on the consolidated balance sheets under the caption “Other assets.” These stocks are classified as restricted securities and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. The amount outstanding at December 31, 2014 and 2013 was $9.4 million and $9.5 million, respectively.

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
Unsecured

Loan disclosures include presenting certain disaggregated information based on recorded investment. The recorded investment in a loan includes its principal amount outstanding adjusted for certain items that include net deferred loan costs or fees, unamortized premiums or discounts, charge offs, and accrued interest. The Company had a total of $506 thousand and $492 thousand of net deferred loan costs at year-end 2014 and 2013, respectively, included in the carrying amount of loans on the balance sheet, which represents .05% of average loans outstanding for 2014 and 2013. The amount of net deferred loans costs are not material and are omitted from the computation of the recorded investment included in Note 4 that follows. Similarly, accrued interest receivable on loans was $3.1 million and $3.4 million at year-end 2014 and 2013, respectively, or .3% of average loans for both years and has also been omitted from certain information presented in Note 4.

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

Commercial and real estate loans delinquent in excess of 120 days and consumer loans delinquent in excess of 180 days are charged off, unless the collateral securing the debt is of such value that any loss appears to be unlikely. In all cases, loans are charged off at an earlier date if classified as loss under the Company’s loan grading process or as a result of regulatory examination. The Company’s charge-off policy for impaired loans does not differ from the charge-off policy for loans outside the definition of impaired.

Loans Held for Sale

The Company’s operations include a limited amount of mortgage banking. Mortgage banking activities include the origination of fixed-rate residential mortgage loans for sale to various third-party investors. Mortgage loans originated and intended for sale in the secondary market, principally under programs with the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, and other commercial lending institutions are carried at the lower of cost or estimated fair value determined in the aggregate and included in net loans on the balance sheet until sold. These loans are sold with the related servicing rights either retained or released by the Company depending on the economic conditions present at the time of origination. Mortgage loans held for sale included in net loans totaled $380 thousand and $4.1 million at December 31, 2014 and December 31, 2013, respectively. Mortgage banking revenues, including origination fees, servicing fees, net gains on sales of mortgage loans, and other fee income were 1.1%, 1.6%, and 2.4% of the Company’s total revenue for the years ended December 31, 2014, 2013, and 2012, respectively.

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

The Company’s risk-rated methodology includes segregating non-impaired watch list and past due loans from the general portfolio and allocating a loss percentage to these loans depending on their status. For example, watch list loans, which may be identified by the internal loan review risk-rating process or by regulatory examiner classification, are assigned a certain loss percentage while loans past due 30 days or more are assigned a separate loss percentage. Each of these loss rates considers past experience as well as current factors. The remainder of the general loan portfolio is segregated into portfolio segments having similar risk characteristics identified as follows: real estate loans, commercial loans, and consumer loans. Each of these portfolio segments is assigned a loss percentage based on their respective sixteen quarter rolling historical loss rates, adjusted for qualitative risk factors.

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

Mortgage Servicing Rights

Mortgage servicing rights are recognized in other assets on the Company’s consolidated balance sheet at their initial fair value on loans sold with servicing retained. Fair value is based on market prices for comparable mortgage servicing contracts when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. Mortgage servicing rights are subsequently measured using the amortization method in which the mortgage servicing right is expensed in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Impairment is evaluated based on the fair value of the rights, grouping the underlying loans by interest rates. Impairment of a grouping is reported as a valuation allowance. Capitalized mortgage servicing rights were $694 thousand and $785 thousand at December 31, 2014 and 2013, respectively. No impairment of the asset was determined to exist on either of these dates. Mortgage loans serviced for others totaled $206 million and $200 million at December 31, 2014 and 2013, respectively. Mortgage loans serviced for others are not included in the Company’s balance sheets.

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

Intangible Assets

Intangible assets consist of core deposit and customer relationship intangible assets arising from business acquisitions. Intangible assets are initially measured at fair value and then amortized on an accelerated method over their estimated useful lives, which range between seven and ten years. Such assets are evaluated for impairment whenever changes in circumstances indicate that such an evaluation is necessary.

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

Related Party Transactions

In the ordinary course of business, the Company offers loan and deposit products to its directors, executive officers, and principal shareholders - including affiliated companies of which they are principal owners (“Related Parties”). These products are offered on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties, and these receivables and deposits are included in loans and deposits in the Company’s consolidated balance sheets. Additional information related to these transactions can be found in Note 4 and Note 7.

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

(In thousands) Years Ended December 31,	2014	2013	2012
Legal fees	$212	$169	$445
Commissions and fees related to the sale of repossessed commercial real estate and property management	10	9	140
Insurance premiums/commissions	8	8	24
Other	9	6	-
Total	$239	$192	$609

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

Net income per common share computations were as follows for the years ended December 31, 2014, 2013, and 2012.

(In thousands, except per share data) Years Ended December 31,	2014	2013	2012
Net income, basic and diluted	$16,459	$13,446	$12,149
Less preferred stock dividends and discount accretion	1,927	1,951	1,922
Net income available to common shareholders, basic and diluted	$14,532	$11,495	$10,227

Average common shares outstanding, basic and diluted	7,483	7,474	7,457

Net income per common share, basic and diluted	$1.94	$1.54	$1.37

Stock options for 22,049 and 24,049 shares of common stock were not included in the determination of diluted net income per common share for 2013 and 2012, respectively, because they were antidilutive. There were no stock options outstanding at year-end 2014.

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

Dividend Restrictions

Banking regulations require maintaining certain capital levels which limit the amount of dividends paid to the Company by its bank subsidiaries. In addition, two of the Company’s subsidiary banks must obtain regulatory approval to pay dividends as a result of agreements entered into related to recent examinations. Refer to Note 18 for additional information.

Restrictions on Cash

The Company is required to maintain funds in cash and/or on deposit with the Federal Reserve Bank in accordance with reserve requirements specified by the Federal Reserve Board of Governors. The required reserve was $20.5 million and $19.9 million at December 31, 2014 and 2013, respectively.

Equity

Outstanding common shares purchased by the Company are retired. When common shares are purchased, the Company allocates a portion of the purchase price of the common shares that are retired to each of the following balance sheet line items: common stock, capital surplus, and retained earnings. The Company did not purchase any of its outstanding common shares during 2014 or 2013.

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

Stock-Based Compensation

The Company recognizes compensation cost for its Employee Stock Purchase Plan (“ESPP”) and for stock options granted based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of ESPP and stock option awards. Compensation cost is recognized over the required service period, generally defined as the vesting period, on a straight-line basis. There have been no stock options granted by the Company since 2004. All previously outstanding options expired in 2014.

The ESPP was approved by the Company’s shareholders in 2004. The purpose of the ESPP is to provide a means by which eligible employees may purchase, at a discount, shares of the Company’s common stock through payroll withholding. The purchase price of the shares is equal to 85% of their fair market value on specified dates as defined in the plan. The ESPP was effective beginning July 1, 2004. There were 6,894, 8,893, and 23,368 shares issued under the plan during 2014, 2013, and 2012, respectively. Compensation expense related to the ESPP included in the accompanying statements of income was $32 thousand, $36 thousand, and $36 thousand in 2014, 2013, and 2012, respectively.

Following are the weighted average assumptions used and estimated fair market value for the ESPP, which is considered a compensatory plan under ASC Topic 718, “Compensation-Stock Compensation.”

	ESPP
	2014	2013	2012
Expected volatility	37.4%	45.7%	53.5%
Dividend yield	-	-	-
Risk-free interest rate	.04	.06	.07
Expected life (in years)	.25	.25	.25

Fair value	$4.69	$4.01	$1.54

Recently Issued But Not Yet Effective Accounting Standards

In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the requirements for reporting discontinued operations and seeks to enhance the FASB and International Accounting Standards Board’s (“IASB”) convergence project regarding such reporting requirements. A discontinued operation may include a component of an entity, a group of components of an entity, a business or a non-profit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. This ASU, which is intended to reduce the frequency of disposals reported as discontinued operations, requires additional disclosures regarding discontinued operations. Those disclosures include among others, the requirement that an entity present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position.

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

2. Accumulated Other Comprehensive Income

The following table presents changes in accumulated other comprehensive income by component, net of tax, for the periods indicated.

Year Ended December 31,	2014			2013
(In thousands)	Unrealized Gains and Losses on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total	Unrealized Gains and Losses on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total
Beginning balance	$(3,623)	$411	$(3,212)	$9,411	$(2,542)	$6,869
Other comprehensive income (loss) before reclassifications	8,734	(801)	7,933	(12,992)	2,778	(10,214)
Amounts reclassified from accumulated other comprehensive income	63	91	154	(42)	175	133
Net current-period other comprehensive income (loss)	8,797	(710)	8,087	(13,034)	2,953	(10,081)
Ending balance	$5,174	$(299)	$4,875	$(3,623)	$411	$(3,212)

The following table presents amounts reclassified out of accumulated other comprehensive income by component for the period indicated. Line items in the statement of income affected by the reclassification are also presented.

(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
Year Ended December 31,	2014	2013
Unrealized gains and losses on available for sale investment securities	$(97)	$65	Investment securities (losses) gains, net
	34	(23)	Income tax expense
	$(63)	$42	Net of tax

Amortization related to postretirement benefits
Prior service costs	$(207)	$(257)	Salaries and employee benefits
Actuarial gains (losses)	67	(12)	Salaries and employee benefits
	(140)	(269)	Total before tax
	49	94	Income tax expense
	$(91)	$(175)	Net of tax

Total reclassifications for the period	$(154)	$(133)	Net of tax

3. Investment Securities

The following tables summarize the amortized cost and estimated fair values of the securities portfolio at December 31, 2014 and 2013 and the corresponding amounts of gross unrealized gains and losses. The summary is divided into available for sale and held to maturity securities.

December 31, 2014 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$110,094	$369	$1,015	$109,448
Obligations of states and political subdivisions	133,563	2,600	397	135,766
Mortgage-backed securities – residential	363,729	7,959	1,199	370,489
Mortgage-backed securities – commercial	2,515	7	10	2,512
Corporate debt securities	6,639	26	358	6,307
Mutual funds and equity securities	1,889	2	25	1,866
Total securities – available for sale	$618,429	$10,963	$3,004	$626,388
Held To Maturity
Obligations of states and political subdivisions	$3,728	$195	$-	$3,923

December 31, 2013 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$96,750	$155	$3,155	$93,750
Obligations of states and political subdivisions	132,311	2,056	2,397	131,970
Mortgage-backed securities – residential	379,238	5,071	6,232	378,077
Mortgage-backed securities – commercial	748	-	59	689
Corporate debt securities	7,266	40	1,049	6,257
Mutual funds and equity securities	2,082	15	20	2,077
Total securities – available for sale	$618,395	$7,337	$12,912	$612,820
Held To Maturity
Obligations of states and political subdivisions	$765	$62	$-	$827

At year-end 2014 and 2013, the Company held no investment securities of any single issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The amortized cost and estimated fair value of the securities portfolio at December 31, 2014, by contractual maturity, are detailed below. The summary is divided into available for sale and held to maturity securities. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mutual funds and equity securities in the available for sale portfolio at December 31, 2014 consist of investments by the Company’s captive insurance subsidiary. These securities have no stated maturity and are not included in the maturity schedule that follows.

Mortgage-backed securities are stated separately due to the nature of payment and prepayment characteristics of these securities, as principal is not due at a single date.

	Available For Sale		Held To Maturity
December 31, 2014 (In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$7,951	$7,970	$-	$-
Due after one year through five years	144,282	144,933	-	-
Due after five years through ten years	82,454	82,996	705	799
Due after ten years	15,609	15,622	3,023	3,124
Mortgage-backed securities	366,244	373,001	-	-
Total	$616,540	$624,522	$3,728	$3,923

Gross realized gains and losses on the sale of available for sale investment securities were as follows for the year indicated.

(In thousands)	2014	2013	2012

Gross realized gains	$190	$14	$1,349
Gross realized losses	253	64	140
Net realized (loss) gain	$(63)	$(50)	$1,209

Income tax (benefit) provision related to net realized (loss) gain	$(22)	$(18)	$423

Investment securities with a carrying value of $294 million and $277 million at December 31, 2014 and 2013 were pledged to secure public and trust deposits, repurchase agreements, and for other purposes.

Investment securities with unrealized losses at year-end 2014 and 2013 not recognized in income are presented in the tables below. The tables segregate investment securities that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or more. The table also includes the fair value of the related securities.

	Less than 12 Months		12 Months or More		Total
December 31, 2014 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$22,696	$76	$60,892	$939	$83,588	$1,015
Obligations of states and political subdivisions	20,746	81	21,272	316	42,018	397
Mortgage-backed securities – residential	37,451	82	71,311	1,117	108,762	1,199
Mortgage-backed securities – commercial	-	-	723	10	723	10
Corporate debt securities	76	4	5,525	354	5,601	358
Mutual funds and equity securities	305	11	95	14	400	25
Total	$81,274	$254	$159,818	$2,750	$241,092	$3,004

	Less than 12 Months		12 Months or More		Total
December 31, 2013 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$65,094	$2,434	$11,830	$721	$76,924	$3,155
Obligations of states and political subdivisions	48,715	1,594	15,095	803	63,810	2,397
Mortgage-backed securities – residential	219,032	5,199	16,306	1,033	235,338	6,232
Mortgage-backed securities – commercial	689	59	-	-	689	59
Corporate debt securities	80	-	4,816	1,049	4,896	1,049
Mutual funds and equity securities	716	17	22	3	738	20
Total	$334,326	$9,303	$48,069	$3,609	$382,395	$12,912

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

At December 31, 2014, the Company’s investment securities portfolio had gross unrealized losses of $3.0 million, a decrease of $9.9 million compared to year-end 2013. Of the total gross unrealized losses at December 31, 2014, $2.8 million or 91.5% relates to investments that have been in a continuous loss position for 12 months or more. Unrealized losses on mortgage-backed securities make up $1.1 million of the total unrealized loss on investment securities in a continuous loss position of 12 months or more.

Corporate debt securities in the Company’s investment securities portfolio at December 31, 2014 include single-issuer trust preferred capital securities with an unrealized loss of $354 thousand and a carrying value of $5.5 million. This is an improvement in the unrealized loss of $694 thousand or 66.2% from year end 2013. These securities were issued by a national and global financial services firm and were purchased by the Company during 2007. The securities are currently performing and continue to be rated as investment grade by major rating agencies. The issuer of the securities announced in the first quarter of 2014 an increase in per share common dividend payments and authorization of a common equity purchase plan. The Company does not intend to sell these securities nor does it believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company believes these securities are not impaired due to reasons of credit quality or other factors, but rather the unrealized loss is primarily attributed to continuing uncertainties in both international and domestic economies and market volatility. The Company believes that it will collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will recover as they approach their maturity dates.

The Company attributes the unrealized losses in other sectors of its investment securities portfolio to changes in market interest rates and volatility. Investment securities with unrealized losses at December 31, 2014 are performing according to their contractual terms, and the Company does not expect to incur a loss on these securities unless they are sold prior to maturity. The Company does not have the intent to sell these securities nor does it believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company does not consider any of the securities to be impaired due to reasons of credit quality or other factors.

4. Loans and Allowance for Loan Losses

Major classifications of loans are summarized in the following table.

December 31, (In thousands)	2014	2013
Real Estate:
Real estate mortgage – construction and land development	$97,045	$101,352
Real estate mortgage – residential	361,022	371,582
Real estate mortgage – farmland and other commercial enterprises	375,277	418,147
Commercial:
Commercial and industrial	47,112	47,426
States and political subdivisions	22,369	21,561
Lease financing	159	902
Other	15,547	23,840
Consumer:
Secured	7,963	8,579
Unsecured	5,450	6,513
Total loans	931,944	999,902
Less unearned income	1	19
Total loans, net of unearned income	$931,943	$999,883

Loans with a carrying value of $441 million and $484 million at December 31, 2014 and December 31, 2013, respectively, were pledged to secure borrowings and lines of credit. Such borrowings primarily include FHLB advances and short-term borrowing arrangements with the Federal Reserve.

Loans to directors, executive officers, and principal shareholders of the Parent Company and its subsidiaries (including loans to affiliated companies of which they are principal owners) and loans to members of the immediate family of such persons were $17.9 million at December 31, 2014. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectability. An analysis of the activity with respect to these loans is presented in the table below.

(In thousands)	Amount
Balance at December 31, 2013	$18,065
New loans	5,356
Repayments	(5,537)
Loans no longer meeting disclosure requirements, new loans meeting disclosure requirements, and other adjustments, net	40
Balance at December 31, 2014	$17,924

Activity in the allowance for loan losses by portfolio segment was as follows for each of the three years in the period ended December 31, 2014:

(In thousands)	Real Estate	Commercial	Consumer	Total
2014
Balance at beginning of period	$18,716	$1,409	$452	$20,577
Provision for loan losses	(4,922)	620	(62)	(4,364)
Recoveries	624	786	97	1,507
Loans charged off	(1,876)	(1,662)	(214)	(3,752)
Balance at end of period	$12,542	$1,153	$273	$13,968
2013
Balance at beginning of period	$22,254	$1,513	$678	$24,445
Provision for loan losses	(2,432)	(2)	(166)	(2,600)
Recoveries	327	155	221	703
Loans charged off	(1,433)	(257)	(281)	(1,971)
Balance at end of period	$18,716	$1,409	$452	$20,577
2012
Balance at beginning of period	$23,538	$3,508	$1,218	$28,264
Provision for loan losses	4,930	(1,825)	(333)	2,772
Recoveries	666	145	234	1,045
Loans charged off	(6,880)	(315)	(441)	(7,636)
Balance at end of period	$22,254	$1,513	$678	$24,445

The following tables present individually impaired loans by class of loans for the dates indicated.

As of and for the Year Ended December 31, 2014 (In thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Allowance for Loan Losses Allocated	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate mortgage – construction and land development	$13,656	$6,902	$3,917	$10,819	$744	$13,557	$424	$423
Real estate mortgage – residential	10,256	3,473	6,649	10,122	1,172	11,254	550	535
Real estate mortgage – farmland and other commercial enterprises	23,003	5,247	17,649	22,896	1,359	28,711	1,088	1,070
Commercial
Commercial and industrial	93	22	71	93	71	255	6	5
Consumer
Secured	-	-	-	-	-	6	-	-
Unsecured	25	-	25	25	25	54	4	4
Total	$47,033	$15,644	$28,311	$43,955	$3,371	$53,837	$2,072	$2,037

As of and for the Year Ended December 31, 2013 (In thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Allowance for Loan Losses Allocated	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate mortgage – construction and land development	$17,234	$9,742	$4,699	$14,441	$930	$17,314	$509	$461
Real estate mortgage – residential	11,595	2,871	8,612	11,483	1,443	12,727	460	445
Real estate mortgage – farmland and other commercial enterprises	32,102	12,262	19,746	32,008	1,443	32,785	1,546	1,519
Commercial
Commercial and industrial	311	24	293	317	200	994	40	40
Consumer
Secured	18	-	18	18	15	19	1	1
Unsecured	71	-	72	72	71	147	9	9
Total	$61,331	$24,899	$33,440	$58,339	$4,102	$63,986	$2,565	$2,475

Year Ended December 31, 2012 (In thousands)	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate mortgage – construction and land development	$34,880	$871	$804
Real estate mortgage – residential	13,754	333	324
Real estate mortgage – farmland and other commercial enterprises	38,077	1,859	1,876
Commercial
Commercial and industrial	403	17	17
Consumer
Secured	66	6	6
Unsecured	271	17	16
Total	$87,451	$3,103	$3,043

The following tables present the balance of the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of December 31, 2014 and 2013.

December 31, 2014 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3,275	$71	$25	$3,371
Collectively evaluated for impairment	9,267	1,082	248	10,597
Total ending allowance balance	$12,542	$1,153	$273	$13,968

Loans
Loans individually evaluated for impairment	$43,837	$93	$25	$43,955
Loans collectively evaluated for impairment	789,507	85,093	13,388	887,988
Total ending loan balance, net of unearned income	$833,344	$85,186	$13,413	$931,943

December 31, 2013 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3,816	$200	$86	$4,102
Collectively evaluated for impairment	14,900	1,209	366	16,475
Total ending allowance balance	$18,716	$1,409	$452	$20,577

Loans
Loans individually evaluated for impairment	$57,932	$317	$90	$58,339
Loans collectively evaluated for impairment	833,149	93,393	15,002	941,544
Total ending loan balance, net of unearned income	$891,081	$93,710	$15,092	$999,883

The following tables present the recorded investment in nonperforming loans by class of loans as of December 31, 2014 and 2013.

December 31, 2014 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate:
Real estate mortgage – construction and land development	$3,744	$3,742	$-
Real estate mortgage – residential	3,474	4,674	-
Real estate mortgage – farmland and other commercial enterprises	4,202	16,004	-
Commercial:
Commercial and industrial	81	-	-
Other	7	-	-
Consumer:
Unsecured	-	9	-
Total	$11,508	$24,429	$-

December 31, 2013 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate:
Real estate mortgage – construction and land development	$5,821	$4,391	$-
Real estate mortgage – residential	5,154	4,826	10
Real estate mortgage – farmland and other commercial enterprises	12,677	16,987	434
Commercial:
Commercial and industrial	160	-	-
Lease financing	22	-	-
Consumer:
Secured	3	-	-
Unsecured	1	51	-
Total	$23,838	$26,255	$444

The Company has allocated $2.2 million and $2.7 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings and that are in compliance with those terms as of December 31, 2014 and 2013, respectively. The Company had no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings at December 31, 2014 and 2013.

The Company had no credits during 2014 that were modified as troubled debt restructurings. The Company had eight credits in 2013 that were modified as troubled debt restructurings. Seven of those credits with an aggregate recorded investment of $338 thousand represent debt by borrowers discharged under Chapter 7 bankruptcy. The borrower in each case did not reaffirm their debt, and the release of personal liability by the court was deemed a concession. However, each borrower continues to make payments under the original terms of the loan agreement. The remaining restructuring consisted of a credit secured by commercial real estate whereby the maturity date was extended 48 months.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2013. There were no loans modified as troubled debt restructurings during 2014.

(Dollars in thousands) Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
2013
Real Estate:
Real estate mortgage – residential	3	$309	$309
Real estate mortgage – farmland and other commercial enterprises	1	598	598
Commercial:
Commercial and industrial	1	13	13
Consumer:
Secured	3	16	16
Total	8	$936	$936

The troubled debt restructurings identified above increased the allowance for loan losses by $37 thousand for 2013. There were no charge-offs related to these loans.

There were no payment defaults during 2014 for credits that were restructured during the previous twelve months. For 2013, the Company had one restructured credit for which there was a payment default within twelve months following the modification. This credit was secured by residential real estate with an outstanding balance of $8 thousand at year-end 2014. No charge-offs have been recorded for this credit.

The tables below present an age analysis of past due loans 30 days or more by class of loans as of the dates indicated. Past due loans that are also classified as nonaccrual are included in their respective past due category.

December 31, 2014 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans	Loans Past Due 90 Days or More and Still Accruing	Nonaccrual Loans
Real Estate:
Real estate mortgage – construction and land development	$-	$272	$272	$96,773	$97,045	$-	$3,744
Real estate mortgage – residential	1,395	1,595	2,990	358,032	361,022	-	3,474
Real estate mortgage – farmland and other commercial enterprises	75	3,484	3,559	371,718	375,277	-	4,202
Commercial:
Commercial and industrial	-	13	13	47,099	47,112	-	81
States and political subdivisions	-	-	-	22,369	22,369	-	-
Lease financing, net	-	-	-	158	158	-	-
Other	40	7	47	15,500	15,547	-	7
Consumer:
Secured	58	-	58	7,905	7,963	-	-
Unsecured	16	1	17	5,433	5,450	-	-
Total	$1,584	$5,372	$6,956	$924,987	$931,943	$-	$11,508

December 31, 2013 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans	Loans Past Due 90 Days or More and Still Accruing	Nonaccrual Loans
Real Estate:
Real estate mortgage– construction and land development	$58	$613	$671	$100,681	$101,352	$-	$5,821
Real estate mortgage – residential	1,225	2,502	3,727	367,855	371,582	10	5,154
Real estate mortgage – farmland and other commercial enterprises	3,548	7,978	11,526	406,621	418,147	434	12,677
Commercial:
Commercial and industrial	71	53	124	47,302	47,426	-	160
States and political subdivisions	-	-	-	21,561	21,561	-	-
Lease financing, net	-	22	22	861	883	-	22
Other	56	-	56	23,784	23,840	-	-
Consumer:
Secured	41	3	44	8,535	8,579	-	3
Unsecured	58	1	59	6,454	6,513	-	1
Total	$5,057	$11,172	$16,229	$983,654	$999,883	$444	$23,838

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

	Real Estate			Commercial
December 31, 2014 (In thousands)	Real Estate Mortgage -Construction and Land Development	Real Estate Mortgage -Residential	Real Estate Mortgage -Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Lease Financing	Other
Credit risk profile by internally assigned rating grades:
Pass	$81,438	$326,124	$327,019	$45,665	$22,369	$158	$15,526
Special Mention	2,674	16,429	27,855	946	-	-	14
Substandard	12,933	18,469	19,941	501	-	-	7
Doubtful	-	-	462	-	-	-	-
Total	$97,045	$361,022	$375,277	$47,112	$22,369	$158	$15,547

	Real Estate			Commercial
December 31, 2013 (In thousands)	Real Estate Mortgage -Construction and Land Development	Real Estate Mortgage-Residential	Real Estate Mortgage-Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Lease Financing	Other
Credit risk profile by internally assigned rating grades:
Pass	$77,873	$334,104	$352,238	$45,652	$21,561	$861	$23,820
Special Mention	7,755	15,120	29,156	963	-	-	-
Substandard	15,724	22,358	36,753	735	-	22	20
Doubtful	-	-	-	76	-	-	-
Total	$101,352	$371,582	$418,147	$47,426	$21,561	$883	$23,840

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the consumer loans outstanding based on payment activity as of December 31, 2014 and 2013.

	December 31, 2014		December 31, 2013
	Consumer		Consumer
(In thousands)	Secured	Unsecured	Secured	Unsecured
Credit risk profile based on payment activity:
Performing	$7,963	$5,441	$8,576	$6,461
Nonperforming	-	9	3	52
Total	$7,963	$5,450	$8,579	$6,513

5. Other Real Estate Owned

OREO was as follows as of the date indicated:

December 31, (In thousands)	2014	2013
Construction and land development	$17,628	$23,504
Residential real estate	2,219	2,695
Farmland and other commercial enterprises	12,113	11,627
Total	$31,960	$37,826

OREO activity for 2014 and 2013 was as follows:

(In thousands)	2014	2013
Beginning balance	$37,826	$52,562
Transfers from loans and other increases	8,874	6,110
Proceeds from sales, net	(11,336)	(15,169)
Loss on sales, net	(776)	(182)
Write downs and other decreases, net	(2,628)	(5,495)
Ending balance	$31,960	$37,826

6. Premises and Equipment

Premises and equipment consist of the following.

December 31, (In thousands)	2014	2013
Land, buildings, and leasehold improvements	$59,681	$58,770
Furniture and equipment	18,290	18,561
Total premises and equipment	77,971	77,331
Less accumulated depreciation and amortization	43,038	41,058
Premises and equipment, net	$34,933	$36,273

Depreciation and amortization of premises and equipment was $3.5 million, $3.4 million, and $3.4 million for 2014, 2013, and 2012, respectively.

7. Deposit Liabilities

Major classifications of deposits are summarized as follows for the dates indicated:

December 31, (In thousands)	2014	2013
Noninterest Bearing	$292,788	$277,294

Interest Bearing
Demand	335,657	320,503
Savings	363,185	340,903
Time	395,531	471,515
Total interest bearing	1,094,373	1,132,921

Total Deposits	$1,387,161	$1,410,215

At December 31, 2014, the scheduled maturities of time deposits were as follows:

(In thousands)	Amount
2015	$233,322
2016	88,580
2017	45,424
2018	19,989
2019	4,959
Thereafter	3,257
Total	$395,531

Time deposits that meet or exceed the Federal Deposit Insurance Corporation (“FDIC”) limit of $250 thousand were $28.0 million and $30.4 million at December 31, 2014 and 2013, respectively.

Deposits from directors, executive officers, and principal shareholders of the Parent Company and its subsidiaries (including deposits from affiliated companies of which they are principal owners) and deposits from members of the immediate family of such persons were $19.8 million and $19.0 million at December 31, 2014 and 2013, respectively. Such deposits were accepted in the normal course of business on substantially the same terms as those prevailing at the time for comparable transactions with other customers.

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

December 31, (Dollars in thousands)	2014	2013
Federal funds purchased and securities sold under agreement to repurchase	$28,590	$29,123
Total short-term	$28,590	$29,123

Average balance during the year	$30,428	$29,440
Maximum month-end balance during the year	33,568	32,885
Average interest rate during the year	.18%	.25%
Average interest rate at year-end	.16	.25

9. Securities Sold Under Agreements to Repurchase and Other Long-term Borrowings

Long-term securities sold under agreements to repurchase and other borrowings represent borrowings with an original maturity of one year or more. The table below displays a summary of the ending balance and average rate for borrowed funds on the dates indicated.

		Average		Average
December 31, (Dollars in thousands)	2014	Rate	2013	Rate
Federal Home Loan Bank advances	$18,961	3.99%	$27,126	4.14%
Subordinated notes payable	48,970	1.71	48,970	1.71
Securities sold under agreements to repurchase	100,763	3.92	100,754	3.92
Total long-term borrowings	$168,694	3.29%	$176,850	3.34%

Long-term FHLB advances are made pursuant to several different credit programs, which have their own interest rates and range of maturities. At December 31, 2014, interest rates on all FHLB advances are fixed and range between 2.99% and 5.81%, averaging 3.99%, over a remaining weighted average maturity period of 2.8 years. At December 31, 2013, interest rates on FHLB advances ranged between 2.99% and 6.90%, averaging 4.14%, over a remaining weighted average maturity period of 2.9 years. Long-term FHLB borrowings of $18.0 million and $26.0 million at year-end 2014 and 2013, respectively, were callable quarterly. None of the long-term FHLB advances are convertible to a floating interest rate.

For FHLB advances, the subsidiary banks pledge FHLB stock and fully disbursed, otherwise unencumbered, 1-4 family first mortgage loans as collateral for these advances as required by the FHLB. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to an additional $108 million from the FHLB at year-end 2014.

During 2005, the Company completed two private offerings of trust preferred securities through two separate Delaware statutory trusts sponsored by the Company. Farmers Capital Bank Trust I (“Trust I”) sold $10.0 million of preferred securities and Farmers Capital Bank Trust II (“Trust II”) sold $15.0 million of preferred securities. The proceeds from the offerings were used to fund the cash portion of the acquisition of Citizens Bancorp, Inc., the former parent company of Citizens Northern. The trust preferred securities mature September 30, 2035 and are redeemable at any time by the Trust at par.

Farmers Capital Bank Trust III (“Trust III”), a Delaware statutory trust sponsored by the Company, was formed during 2007 for the purpose of financing the cost of acquiring Company shares under a share repurchase program. Trust III sold $22.5 million of trust preferred securities to the public with an initial fixed rate of 6.60% through October 2012, thereafter at a variable rate of interest, reset quarterly, equal to the 3-month LIBOR plus a predetermined spread of 132 basis points. The trust preferred securities mature on November 1, 2037 and are redeemable at any time by the Trust at par. Trust I, Trust II, and Trust III are hereafter collectively referred to as the “Trusts.”

The Trusts used the proceeds from the sale of preferred securities, plus capital contributed to establish the trusts, to purchase the Company’s subordinated notes in amounts and bearing terms that parallel the amounts and terms of the respective preferred securities. The subordinated notes to Trust I and Trust II mature in 2035 and in 2037 for Trust III, and bear a floating interest rate (current three-month LIBOR plus 150 basis points in the case of the notes held by Trust I, current three-month LIBOR plus 165 basis points in the case of the notes held by Trust II, and current three-month LIBOR plus 132 basis points in the case of the notes held by Trust III). Interest on the notes is payable quarterly. Interest payments to the Trusts and distributions to preferred shareholders by the Trusts may be deferred for 20 consecutive quarterly periods. There have been no deferrals of interest payments during the life of the Trusts.

The subordinated notes are redeemable in whole or in part, without penalty, at the Company’s option. The notes are junior in right of payment of all present and future senior indebtedness. At December 31, 2014 and 2013 the balance of the subordinated notes payable to Trust I, Trust II, and Trust III was $10.3 million, $15.5 million, and $23.2 million, respectively. The interest rates in effect as of the last determination date for 2014 were 1.76%, 1.91%, and 1.55% for Trust I, Trust II, and Trust III, respectively. For 2013 these rates were 1.75%, 1.90%, and 1.56% for Trust I Trust II, and Trust III, respectively.

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

The subordinated notes, net of the Company’s investment in the Trusts, may be included in Tier 1 capital (with certain limitations applicable) under current regulatory capital guidelines and interpretations. The net amount of subordinated notes in excess of the limit may be included in Tier 2 capital, subject to restrictions. At year-end 2014 and 2013, the Company’s Tier 1 capital included $47.5 million, which represents the full amount of the subordinated notes net of the Company’s investment in the Trusts.

The Company entered into a balance sheet leverage transaction in 2007 whereby it borrowed $200 million in multiple fixed rate term repurchase agreements with an initial weighted average cost of 3.95% and invested the proceeds in Government National Mortgage Association (“GNMA”) bonds, which were pledged as collateral. The Company is required to secure the borrowed funds by GNMA bonds valued at 106% of the outstanding principal balance. The borrowings have an outstanding balance of $100 million at December 31, 2014, are callable on a quarterly basis, and mature in November 2017. The repurchase agreements are held by three of the Company’s subsidiary banks and are guaranteed by the Parent Company. The Company has $763 thousand of other long-term repurchase agreements outstanding at December 31, 2014 made in the ordinary course of business with commercial customers. The average interest rate related to these other fixed rate borrowings is 1.17%.

Maturities of long-term borrowings at December 31, 2014 are as follows:

(In thousands)	Amount
2015	$254
2016	509
2017	115,000
2018	3,000
2019	25
Thereafter	49,906
Total	$168,694

10. Income Taxes

The components of income tax expense are as follows:

December 31, (In thousands)	2014	2013	2012
Currently payable	$2,168	$4,908	$3,953
Deferred	3,931	(473)	(1,043)
Total applicable to operations	6,099	4,435	2,910
Deferred tax (credited) charged to components of shareholders’ equity:
Unfunded status of postretirement benefits	(382)	1,589	(92)
Net unrealized securities gains (losses)	4,737	(7,019)	214
Total income taxes	$10,454	$(995)	$3,032

An analysis of the difference between the effective income tax rates and the statutory federal income tax rate follows.

December 31,	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
Changes from statutory rates resulting from:
Tax-exempt interest	(5.2)	(6.3)	(7.6)
Nondeductible interest to carry tax-exempt obligations	.2	.3	.4
Nondeductible legal expense	-	-	.5
Tax credits	-	-	(1.8)
Premium income not subject to tax	(1.2)	(1.3)	(2.5)
Company-owned life insurance	(1.9)	(1.8)	(3.5)
Uncertain tax position	(.3)	(.5)	(.9)
Other, net	.4	(.6)	(.3)
Effective tax rate on pretax income	27.0%	24.8%	19.3%

The tax effects of the significant temporary differences that comprise deferred tax assets and liabilities at December 31, 2014 and 2013 are as follows:

December 31, (In thousands)	2014	2013
Assets
Allowance for loan losses	$4,904	$7,217
Deferred directors’ fees	253	285
Postretirement benefit obligations	5,164	4,459
Other real estate owned	2,418	3,568
Partnership investments	372	1,508
Self-funded insurance	214	213
Paid time off	723	701
Depreciation	1,163	798
Intangibles	2,813	3,179
Unrealized losses on available for sale investment securities, net	-	1,951
Other	399	232
Total deferred tax assets	18,423	24,111
Liabilities
Unrealized gains on available for sale investment securities, net	2,786	-
Prepaid expenses	459	596
Federal Home Loan Bank stock dividends	1,087	1,097
Deferred loan fees	816	772
Lease financing operations	51	136
Total deferred tax liabilities	5,199	2,601
Net deferred tax asset	$13,224	$21,510

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2014.

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

During the first quarter of 2011, the Company became aware that this customer had received verbal notification of the IRS’s intent to issue an adverse ruling regarding the qualified status of the financing.  At that time, the Company had a potential accumulated tax liability of $402 thousand at risk related to the determination for the tax years 2007 through 2010.   Under ASC Topic 740, “Income Taxes,” the Company is required to recognize a tax position when it is more likely than not that the position would be sustained in a tax examination, with the tax examination being presumed to occur.  Additionally, ASC Topic 740 indicates that a subsequent change in facts and circumstances should be recognized in the period in which the change occurs.  As such, the Company recorded an accrual of $449 thousand including the $402 thousand accumulated tax liability and interest of $47 thousand in the first quarter of 2011. The amount of this tax liability has been completely reduced since the initial recording of the liability due to the statute of limitations expiring on a portion of the potential tax payment in each of the subsequent three years.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	2014	2013
Balance at beginning of year	$66	$154
Reductions to tax positions of prior years	(66)	(88)
Balance at end of year	$-	$66

At year-end 2014, no unrecognized tax benefits remain that would favorably affect the effective income tax rate in future periods. The Company does not expect any future impact concerning this chain of events.

The Company’s policy is to record the accrual of interest or penalties relative to unrecognized tax benefits, if any, in its income tax expense accounts. The total amount of interest recorded in the income tax expense (benefit) line item of the income statement for the year ended December 31, 2011 was $32 thousand. This interest amount was reduced by $12 thousand during 2014, $11 thousand during 2013, and $9 thousand during 2012 due to the statute of limitations expiring on a portion of the potential tax payment. The amount accrued for interest at December 31, 2014 and 2013 was zero and $12 thousand, respectively. No penalties were accrued or recorded during any year in the three years ended December 31, 2014.

The Company files U.S. federal and various state income tax returns. The Company is no longer subject to income tax examinations by taxing authorities for the years before 2011.

11. Retirement Plans

The Company maintains a salary savings plan that covers substantially all of its employees. The Company matches voluntary tax deferred employee contributions at 50% of eligible deferrals up to a maximum of 6% of the participants’ compensation. The Company may, at the discretion of its Board, contribute an additional amount based upon a percentage of covered employees’ salaries. The Company did not make a discretionary contribution during 2014, 2013, or 2012. Discretionary contributions are allocated among participants in the ratio that each participant’s compensation bears to all participants’ compensation. Eligible employees are presented with various investment alternatives related to the salary savings plan. Those alternatives include various stock and bond mutual funds ranging from traditional growth funds to more stable income funds as well as an option to invest in bank certificates of deposits. Company shares are not an available investment alternative in the salary savings plan. The total retirement plan expense for 2014, 2013, and 2012 was $483 thousand, $528 thousand, and $485 thousand, respectively.

In connection with its acquisition of Citizens Northern, the Company acquired nonqualified supplemental retirement plans for certain key employees. Benefits provided under these plans are unfunded, and payments to plan participants are made by the Company.

The following schedules set forth a reconciliation of the changes in the supplemental retirement plans’ benefit obligation and funded status for the years ended December 31, 2014 and 2013.

(In thousands)	2014	2013
Change in Benefit Obligation
Obligation at beginning of year	$774	$741
Service cost	12	28
Interest cost	22	29
Actuarial (gain) loss	(189)	3
Benefit payments	(36)	(27)
Obligation at end of year	$583	$774

The following table provides disclosure of the net periodic benefit cost as of December 31 for the years indicated.

(In thousands)	2014	2013
Service cost	$12	$28
Interest cost	22	29
Recognized net actuarial (gain) loss	(4)	12
Net periodic benefit cost	$30	$69
Major assumptions:
Discount rate used to determine net period benefit cost	4.06%	4.03%
Discount rate used to determine benefit obligation at year end	3.22	4.06

The following table presents estimated future benefit payments in the period indicated.

(In thousands)	Supplemental Retirement Plan
2015	$36
2016	36
2017	36
2018	36
2019	36
2020-2024	312
Total	$492

Amounts recognized in accumulated other comprehensive income as of December 31, 2014 and 2013 are as follows:

(In thousands)	2014	2013
Unrecognized net actuarial (gain) loss	$(37)	$148
Total	$(37)	$148

The estimated cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year for the supplemental retirement plan is zero.

12. Common Stock Options

During 1997, the Company’s Board of Directors approved a nonqualified stock option plan (the “Plan”), subsequently approved by the Company’s shareholders, that provides for the granting of stock options to key employees and officers of the Company. The Plan provides for the granting of options to purchase up to 450,000 shares of the Company’s common stock at a price equal to the fair value of the Company’s common stock on the date the option is granted. The options expire after ten years from the grant date and must be held for a minimum of one year before they can be exercised. Forfeited options are available for the granting of additional stock options under the Plan. Options forfeited from the initial grant in 1997 were used to grant options during 2000 and 2004. Total options granted were 450,000, 54,000, and 40,049 in the years 1997, 2000, and 2004, respectively. All unexercised options granted under the Plan expired during 2014.

A summary of the activity in the Company’s Plan for 2014 is presented below.

	2014
	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	22,049	$34.80
Forfeited	(4,000)	34.80
Expired	(18,049)	34.80
Options outstanding at year-end	-	$-

Options exercisable at year-end	-	$-

At December 31, 2014, there were 76,221 options available for future grants under the Plan. There were no options exercised or granted in any year in the three-year periods ending December 31, 2014, nor were there any modifications or cash paid to settle stock option awards during those periods.

13. Postretirement Medical Benefits

The Company provides lifetime medical and dental benefits upon retirement for certain employees meeting the eligibility requirements as of December 31, 1989 (“Plan 1”). Additional participants are not eligible to be included in Plan 1 unless they met the requirements on this date. There were 38 of such participants in Plan 1 at year-end 2014. During 2003, the Company implemented an additional postretirement health insurance program (“Plan 2”). Under Plan 2, any employee meeting the service requirement of 20 years of full time service to the Company and is at least age 55 years of age upon retirement is eligible to continue their health insurance coverage. Under both plans, retirees not yet eligible for Medicare have coverage identical to the coverage offered to active employees. Under both plans, Medicare-eligible retirees are provided with a Medicare Advantage plan. The Company pays 100% of the cost of Plan 1. The Company and the retirees each pay 50% of the cost under Plan 2. Both plans are unfunded.

The following schedules set forth a reconciliation of the changes to the benefit obligation and funded status of the plans for the years ended December 31, 2014 and 2013.

(In thousands)	2014	2013
Change in Benefit Obligation
Obligation at beginning of year	$12,588	$15,935
Service cost	482	630
Interest cost	569	551
Actuarial loss (gain)	1,422	(4,277)
Participant contributions	115	97
Benefit payments	(384)	(348)
Obligation at end of year	$14,792	$12,588

The following table provides disclosure of the net periodic benefit cost as of December 31 for the years indicated.

(In thousands)	2014	2013
Service cost	$482	$630
Interest cost	569	551
Recognized prior service cost	207	257
Amortization of net actuarial gain	(63)	-
Net periodic benefit cost	$1,195	$1,438
Major assumptions:
Discount rate used to determine net periodic benefit cost	4.93%	4.03%
Discount rate used to determine benefit obligation as of year end	3.92	4.93
Retiree participation rate (Plan 1)	100.00	100.00
Retiree participation rate (Plan 2)	72.00	72.00

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. For measurement purposes, the rate of increase in pre-Medicare medical care claims costs was 6.5%, 6.0%, and 5.5% for 2015, 2016, and 2017, respectively, then grading down by .25% annually to 4.75% for 2020 and thereafter. For dental claims cost, it was 5% for 2015 and thereafter. A 1% change in the assumed health care cost trend rates would have the following incremental effects:

(In thousands)	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$299	$(225)
Effect on accumulated postretirement benefit obligation	3,058	(2,391)

The following table presents estimated future benefit payments in the period indicated.

(In thousands)	Postretirement Medical Benefits
2015	$355
2016	373
2017	414
2018	448
2019	466
2020-2024	2,965
Total	$5,021

Amounts recognized in accumulated other comprehensive income as of December 31, 2014 and 2013 are as follows:

(In thousands)	2014	2013
Unrecognized net actuarial loss (gain)	$295	$(1,190)
Unrecognized prior service cost	175	383
Total	$470	$(807)

The estimated costs that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are as follows:

(In thousands)	Postretirement Medical Benefits
Unrecognized prior service cost	$51
Unrecognized net actuarial loss	42
Total	$93

14. Leases

The Company leases certain branch sites and banking equipment under various operating leases. Branch site leases have renewal options of varying lengths and terms. The following table presents estimated future minimum rental commitments under these leases for the period indicated.

(In thousands)	Operating Leases
2015	$343
2016	272
2017	136
2018	114
2019	83
Thereafter	427
Total	$1,375

Rent expense was $407 thousand, $399 thousand, and $424 thousand for 2014, 2013, and 2012, respectively.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Total commitments to extend credit were $161 million and $140 million at December 31, 2014 and 2013, respectively. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit, if deemed necessary by the Company, is based on management’s credit evaluation of the counter-party. Collateral held varies, but may include accounts receivable, marketable securities, inventory, premises and equipment, residential real estate, and income producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The credit risk involved in issuing letters of credit is essentially the same as that received when extending credit to customers. The fair value of these instruments is not considered material for disclosure. The Company had $13.3 million and $23.4 million in irrevocable letters of credit outstanding at December 31, 2014 and 2013, respectively.

The contractual amount of financial instruments with off-balance sheet risk was as follows at year-end:

December 31,	2014		2013
(In thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit, including unused lines of credit	$60,731	$100,612	$56,884	$82,934
Standby letters of credit	2,809	10,535	2,578	20,816
Total	$63,540	$111,147	$59,462	$103,750

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

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. As of December 31, 2014, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. It is the opinion of management, after discussion with legal counsel, that the disposition or ultimate resolution of such claims and legal actions will not have a material effect upon the consolidated financial statements of the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the tables below) of Tier 1 and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). As of December 31, 2014, the most recent notification from the FDIC categorized the banks as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the banks must maintain minimum Tier 1 Risk-based, Total Risk-based, and Tier 1 Leverage ratios as set forth in the tables. There are no conditions or events since that notification that management believes have changed the institutions’ category. As noted below under the caption “Summary of Regulatory Agreements,” two of the Company’s subsidiary banks are required to maintain certain capital ratios that exceed the regulatory established well-capitalized status.

In July 2013, U.S. banking regulators adopted final rules related to standards on bank capital adequacy and liquidity (commonly referred to “Basel III”). The new rules are effective for the Company beginning on January 1, 2015, subject to a phase-in period for certain provisions extending through January 1, 2019. The new rules include a new common equity Tier 1 capital ratio, an increase to the minimum Tier 1 capital ratio, an increase to risk-weightings of certain assets, implementation of a new capital conservation buffer in excess of the required minimum, and changes to how regulatory capital is defined. The Company has completed a pro forma analysis which indicates that it meets the minimum capital ratios and a fully phased-in capital conservation buffer under the new rules.

The regulatory capital amounts and ratios of the consolidated Company and its subsidiary banks are presented in the following tables for the dates indicated.

					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Risk-based Capital[1]
Consolidated	$215,090	19.75%	$43,569	4.00%	N/A	N/A
Farmers Bank	65,744	17.71	14,852	4.00	$22,278	6.00%
United Bank[2]	57,691	18.00	12,820	4.00	19,230	6.00
First Citizens	29,703	13.66	8,700	4.00	13,049	6.00
Citizens Northern[2]	24,575	14.46	6,798	4.00	10,197	6.00
Total Risk-based Capital [1]
Consolidated	$228,710	21.00%	$87,137	8.00%	N/A	N/A
Farmers Bank	69,418	18.70	29,704	8.00	$37,130	10.00%
United Bank[2]	61,728	19.26	25,640	8.00	32,050	10.00
First Citizens	31,094	14.30	17,399	8.00	21,749	10.00
Citizens Northern[2]	26,703	15.71	13,596	8.00	16,995	10.00
Tier 1 Leverage Capital [3]
Consolidated	$215,090	12.04%	$71,461	4.00%	N/A	N/A
Farmers Bank	65,744	9.40	27,965	4.00	$34,956	5.00%
United Bank[2]	57,691	11.08	20,829	4.00	26,037	5.00
First Citizens	29,703	9.44	12,587	4.00	15,734	5.00
Citizens Northern[2]	24,575	10.11	9,723	4.00	12,153	5.00

					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions
December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Risk-based Capital[1]
Consolidated	$216,162	18.95%	$45,623	4.00%	N/A	N/A
Farmers Bank	67,409	17.56	15,351	4.00	$23,026	6.00%
United Bank[2]	51,336	15.06	13,634	4.00	20,450	6.00
First Citizens	28,814	12.92	8,917	4.00	13,376	6.00
Citizens Northern[2]	24,455	13.57	7,208	4.00	10,812	6.00
Total Risk-based Capital [1]
Consolidated	$230,497	20.21%	$91,245	8.00%	N/A	N/A
Farmers Bank	72,231	18.82	30,702	8.00	$38,377	10.00%
United Bank[2]	55,664	16.33	27,267	8.00	34,084	10.00
First Citizens	30,485	13.67	17,835	8.00	22,294	10.00
Citizens Northern[2]	26,708	14.82	14,415	8.00	18,019	10.00
Tier 1 Leverage Capital [3]
Consolidated	$216,162	11.90%	$72,677	4.00%	N/A	N/A
Farmers Bank	67,409	9.60	28,077	4.00	$35,096	5.00%
United Bank[2]	51,336	9.67	21,233	4.00	26,542	5.00
First Citizens	28,814	9.03	12,768	4.00	15,960	5.00
Citizens Northern[2]	24,455	9.67	10,113	4.00	12,641	5.00

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

Payment of dividends by the Company’s subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. Generally, capital distributions are limited to undistributed net income for the current and prior two years, subject to the capital requirements as summarized above. Furthermore, at December 31, 2014, two of the Company’s subsidiary banks are required to obtain regulatory approval before declaring or paying a dividend to the Parent Company as a result of agreements entered into with their primary regulator.

Summary of Regulatory Agreements

Below is a summary of the regulatory agreements that two of the Company’s subsidiary banks have entered into with their primary regulators. The agreement entered into during 2009 between the Parent Company and its primary regulator was terminated in March 2014 as a result of satisfactory compliance, most notably from the progress made in lowering nonperforming assets and increasing capital levels.

United Bank

In November of 2009, the FDIC and the Kentucky Department of Financial Institutions (“KDFI”) entered into a Cease and Desist Order (“C&D”) with United Bank primarily as a result of its level of nonperforming assets.  The C&D was terminated in December 2011 coincident with the issuance of a Consent Order (“Consent Order”) entered into between the parties. The Consent Order is substantially the same as the C&D, with the primary exception being that United Bank must achieve and maintain a Tier 1 Leverage ratio of 9.0% and a Total Risk-based Capital ratio of 13.0%.

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

The Company received written notification in March 2015 that the FDIC and KDFI, as a result of their recent examination, terminated the Memorandum that was entered into with United Bank effective immediately. In connection with the termination of the Memorandum, the Board of Directors of United Bank agreed to adopt a resolution which includes many of the same provisions as the Memorandum, including the requirement to seek approval from the FDIC and KDFI prior to the payment of dividends. However, the requirement for maintaining a minimum Tier 1 Leverage ratio of 9.0% and a Total Risk-based Capital ratio of 13.0% no longer applies.

Citizens Northern

The FDIC and KDFI entered into a Memorandum with Citizens Northern on September 8, 2010.  The Memorandum was terminated July 7, 2013 and replaced with an updated Memorandum. The updated Memorandum contains many of the same provisions included in the terminated Memorandum, with a new requirement that Citizens Northern maintain a Tier 1 leverage ratio at or above 9.0%. In addition, the updated Memorandum requires having and retaining qualified management in the areas of loan administration and collection. It also requires Citizens Northern to address credit underwriting and administration weaknesses identified in the most recent examination of the bank by the FDIC and KDFI.

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

Regulators continue to monitor the Company’s progress and compliance with the regulatory agreements through periodic on-site examinations, regular communications, and quarterly data analysis. The Company believes it is adequately addressing all issues of the regulatory agreements to which it is subject. However, only the respective regulatory agencies can determine if compliance with the applicable regulatory agreements has been met. The Company believes that each of its subsidiary banks are in compliance with the requirements identified in their regulatory agreements as of December 31, 2014.

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

Available for sale investment securities are the Company’s only balance sheet item that meets the disclosure requirements for instruments measured at fair value on a recurring basis. Disclosures as of December 31, 2014 and 2013 are as follows:

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2014
Obligations of U.S. government-sponsored entities	$109,448	$-	$109,448	$-
Obligations of states and political subdivisions	135,766	-	135,766	-
Mortgage-backed securities – residential	370,489	-	370,489	-
Mortgage-backed securities – commercial	2,512	-	2,512	-
Corporate debt securities	6,307	-	6,307	-
Mutual funds and equity securities	1,866	1,866	-	-
Total	$626,388	$1,866	$624,522	$-

December 31, 2013
Obligations of U.S. government-sponsored entities	$93,750	$-	$93,750	$-
Obligations of states and political subdivisions	131,970	-	131,970	-
Mortgage-backed securities – residential	378,077	-	378,077	-
Mortgage-backed securities – commercial	689	-	689	-
Corporate debt securities	6,257	-	6,257	-
Mutual funds and equity securities	2,077	2,077	-	-
Total	$612,820	$2,077	$610,743	$-

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

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Collateral-dependent Impaired Loans
Real estate mortgage - construction and land development	$284	$-	$-	$284
Real estate mortgage - residential	946	-	-	946
Real estate mortgage - farmland and other commercial enterprises	340	-	-	340
Total	$1,570	$-	$-	$1,570

OREO
Construction and land development	$8,123	$-	$-	$8,123
Residential real estate	863	-	-	863
Farmland and other commercial enterprises	5,459	-	-	5,459
Total	$14,445	$-	$-	$14,445

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Collateral-dependent Impaired Loans
Real estate mortgage - construction and land development	$334	$-	$-	$334
Real estate mortgage - residential	2,085	-	-	2,085
Real estate mortgage - farmland and other commercial enterprises	3,152	-	-	3,152
Commercial and industrial	88	-	-	88
Total	$5,659	$-	$-	$5,659

OREO
Construction and land development	$14,465	$-	$-	$14,465
Residential real estate	1,116	-	-	1,116
Farmland and other commercial enterprises	9,152	-	-	9,152
Total	$24,733	$-	$-	$24,733

The following table presents impairment charges recorded in earnings on assets measured at fair value on a nonrecurring basis.

(In thousands) Years Ended December 31,	2014	2013
Impairment charges:
Collateral-dependent impaired loans	$575	$787
OREO	1,595	4,689
Total	$2,170	$5,476

The following table presents quantitative information about unobservable inputs for assets measured on a nonrecurring basis using Level 3 measurements. As previously discussed, the fair value of real estate securing collateral-dependent impaired loans and OREO are based on current third party appraisals. It is often necessary, however, for the Company to discount the appraisal amounts supporting its impaired loans and OREO. These discounts relate primarily to marketing and other holding costs that are not included in certain appraisals or to update values as a result of market declines of similar properties for which newer appraisals are available. Discounts also result from contracts to sell properties entered into during the period. The range of discounts is presented in the table below for 2014. The upper end of the range identified in the table below related to OREO is the result of a single transaction of a relatively small-dollar property.

(In thousands)	Fair Value at December 31, 2014	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Collateral-dependent impaired loans	$1,570	Discounted appraisals	Marketability discount	0% - 6.0%	1.0%
OREO	$14,445	Discounted appraisals	Marketability discount	1.3% - 19.9%	6.2%

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

The following table presents the estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2014 and 2013. Information for available for sale investment securities is presented within this footnote in greater detail above.

			Fair Value Measurements Using
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Assets
Cash and cash equivalents	$100,914	$100,914	$100,914	$-	$-
Held to maturity investment securities	3,728	3,923	-	3,923	-
Loans, net	917,975	918,697	-	-	918,697
Accrued interest receivable	5,625	5,625	-	5,625	-
Federal Home Loan Bank and Federal Reserve Bank Stock	9,368	N/A	-	-	-

Liabilities
Deposits	1,387,161	1,388,614	991,630	-	396,984
Federal funds purchased and other short-term borrowings	28,590	28,590	-	28,590	-
Securities sold under agreements to repurchase and other long-term borrowings	119,724	129,244	-	129,244	-
Subordinated notes payable to unconsolidated trusts	48,970	22,594	-	-	22,594
Accrued interest payable	944	944	-	944	-

December 31, 2013
Assets
Cash and cash equivalents	$68,253	$68,253	$68,253	$-	$-
Held to maturity investment securities	765	827	-	827	-
Loans, net	979,306	977,846	-	-	977,846
Accrued interest receivable	5,901	5,901	-	5,901	-
Federal Home Loan Bank and Federal Reserve Bank Stock	9,516	N/A	-	-	-

Liabilities
Deposits	1,410,215	1,412,572	938,700	-	473,872
Federal funds purchased and other short-term borrowings	29,123	29,123	-	29,123	-
Securities sold under agreements to repurchase and other long-term borrowings	127,880	139,375	-	139,375	-
Subordinated notes payable to unconsolidated trusts	48,970	26,070	-	-	26,070
Accrued interest payable	1,137	1,137	-	1,137	-

20. Parent Company Financial Statements

Condensed Balance Sheets

December 31, (In thousands)	2014	2013
Assets
Cash and cash equivalents	$32,086	$36,471
Investment in subsidiaries	193,390	185,668
Other assets	1,074	851
Total assets	$226,550	$222,990
Liabilities
Dividends payable	$113	$188
Subordinated notes payable to unconsolidated trusts	48,970	48,970
Other liabilities	4,538	3,777
Total liabilities	53,621	52,935
Shareholders’ Equity
Preferred stock	10,000	29,988
Common stock	936	935
Capital surplus	51,344	51,102
Retained earnings	105,774	91,242
Accumulated other comprehensive income (loss)	4,875	(3,212)
Total shareholders’ equity	172,929	170,055
Total liabilities and shareholders’ equity	$226,550	$222,990

Condensed Statements of Income and Comprehensive Income

Years Ended December 31, (In thousands)	2014	2013	2012
Income
Dividends from subsidiaries	$16,525	$14,566	$12,012
Interest	28	29	19
Other noninterest income	3,132	3,740	3,476
Total income	19,685	18,335	15,507
Expense
Interest expense - subordinated notes payable to unconsolidated trusts	844	864	1,879
Noninterest expense	3,977	3,980	3,875
Total expense	4,821	4,844	5,754
Income before income tax benefit and equity in undistributed income of subsidiaries	14,864	13,491	9,753
Income tax benefit	(555)	(428)	(759)
Income before equity in undistributed income of subsidiaries	15,419	13,919	10,512
Equity in undistributed income (loss) of subsidiaries	1,040	(473)	1,637
Net income	16,459	13,446	12,149
Other comprehensive income (loss)	8,087	(10,081)	226
Comprehensive income	$24,546	$3,365	$12,375

Condensed Statements of Cash Flows

Years Ended December 31, (In thousands)	2014	2013	2012
Cash Flows From Operating Activities
Net income	$16,459	$13,446	$12,149
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (income) loss of subsidiaries	(1,040)	473	(1,637)
Noncash employee stock purchase plan expense and director fee compensation	4	4	3
Noncash director fee compensation	82	-	-
Change in other assets and liabilities, net	454	(799)	(590)
Deferred income tax expense (benefit)	17	(62)	(64)
Net cash provided by operating activities	15,976	13,062	9,861
Cash Flows From Investing Activities
Return of equity from nonbank subsidiary	1,500	-	500
Investment in bank subsidiaries	-	-	(2,500)
Net cash provided by (used in) investing activities	1,500	-	(2,000)
Cash Flows From Financing Activities
Redemption of preferred stock	(20,000)	-	-
Dividends paid, preferred stock	(1,990)	(1,500)	(1,500)
Repurchase of common stock warrant	-	-	(75)
Shares issued under employee stock purchase plan	129	133	128
Net cash used in financing activities	(21,861)	(1,367)	(1,447)
Net (decrease) increase in cash and cash equivalents	(4,385)	11,695	6,414
Cash and cash equivalents at beginning of year	36,471	24,776	18,362
Cash and cash equivalents at end of year	$32,086	$36,471	$24,776

21.	Quarterly Financial Data (Unaudited)

(In thousands, except per share data)
Quarters Ended 2014	March 31	June 30	Sept. 30	Dec. 31
Interest income	$16,374	$16,331	$15,976	$15,671
Interest expense	2,695	2,604	2,513	2,341
Net interest income	13,679	13,727	13,463	13,330
Provision for loan losses	132	(1,388)	(1,536)	(1,572)
Net interest income after provision for loan losses	13,547	15,115	14,999	14,902
Noninterest income	5,373	5,991	6,142	5,767
Noninterest expense	14,430	14,323	15,751	14,774
Income before income taxes	4,490	6,783	5,390	5,895
Income tax expense	1,120	1,959	1,283	1,737
Net income	3,370	4,824	4,107	4,158
Less preferred stock dividends and discount accretion	537	563	450	377
Net income available to common shareholders	$2,833	$4,261	$3,657	$3,781
Net income per common share, basic and diluted	$.38	$.57	$.49	$.51
Weighted average common shares outstanding, basic and diluted	7,479	7,482	7,485	7,487

(In thousands, except per share data)
Quarters Ended 2013	March 31	June 30	Sept. 30	Dec. 31
Interest income	$16,742	$16,631	$16,563	$16,797
Interest expense	3,166	3,038	2,953	2,838
Net interest income	13,576	13,593	13,610	13,959
Provision for loan losses	(632)	(362)	(586)	(1,020)
Net interest income after provision for loan losses	14,208	13,955	14,196	14,979
Noninterest income	5,411	5,441	5,678	5,586
Noninterest expense	14,509	14,722	15,984	16,358
Income before income taxes	5,110	4,674	3,890	4,207
Income tax expense	1,318	1,127	855	1,135
Net income	3,792	3,547	3,035	3,072
Less preferred stock dividends and discount accretion	485	487	489	490
Net income available to common shareholders	$3,307	$3,060	$2,546	$2,582
Net income per common share, basic and diluted	$.44	$.41	$.34	$.35
Weighted average common shares outstanding, basic and diluted	7,470	7,473	7,475	7,477

22. Intangible Assets

Acquired core deposit and customer relationship intangible assets were as follows as of December 31 for the years indicated.

	2014			2013
Amortized Intangible Assets (In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Core deposit intangibles	$4,524	$4,075	$449	$4,524	$3,910	$614
Customer relationship intangibles	-	-	-	2,414	2,174	240
Total	$4,524	$4,075	$449	$6,938	$6,084	$854

Aggregate amortization expense of core deposit and customer relationship intangible assets was $405 thousand, $540 thousand, and $1.0 million for 2014, 2013, and 2012, respectively. Customer relationship intangibles in the amount of $2.4 million recorded in connection with a prior business acquisition during 2004 have been removed from the gross carrying amount and accumulated amortization for 2014 due to being fully amortized. Core deposit intangible assets are scheduled to be fully amortized during 2015 as follows:

(In thousands)	Amount
2015	$449

23. Preferred Stock

On January 9, 2009, as part of the U.S. Department of Treasury’s (“Treasury”) Capital Purchase Program (“CPP”), the Company issued 30,000 shares of Series A, no par value cumulative perpetual preferred stock to the Treasury for $30.0 million. The Company also issued a warrant to the Treasury as part of the CPP. In June 2012, the Treasury conducted an auction in which it sold all of its investment in the Company’s Series A preferred stock to private investors. The Company received no proceeds as part of the transaction. In July 2012, the Company repurchased the warrant it issued to the Treasury. Upon settlement of the warrant repurchase, the Treasury has no remaining equity stake in the Company.

The Company accounted for the allocation of the proceeds received from the issuance of the preferred shares, net of transaction costs, on a pro rata basis between the Series A preferred stock and the warrant based on their relative fair values. The Company assigned $2.0 million and $28.0 million to the warrant and the Series A preferred stock, respectively. The resulting discount on the Series A preferred stock was accreted up to the $30.0 million liquidation amount over the initial five year expected life of the Series A preferred stock. The discount accretion was recorded as additional preferred stock dividends, resulting in an effective dividend rate of 6.56%.

The Series A preferred shares have a liquidation preference of $1 thousand per share (plus any accrued and unpaid dividends) and, since the initial five year period of paying dividends at 5% has expired, currently pay a cumulative cash dividend quarterly of 9% per annum. So long as the preferred shares are outstanding, the Company may not declare or pay a dividend or other distribution on its common stock, and generally may not purchase, redeem or otherwise acquire any shares of its common stock, unless all accrued and unpaid dividends on the preferred shares for all past dividend periods are paid in full.

Holders of the preferred shares generally have no voting rights. However, if the Company defers dividend payments on its Series A preferred shares for an aggregate of six quarterly dividend periods, the authorized number of directors of the Company will increase by two and the holders of the Series A preferred shares will have the right to elect directors to fill such director positions at the Company’s next annual meeting of stockholders or special meeting called for that purpose. The Company has made all dividend payments timely on its outstanding preferred shares quarterly and has not made any payment deferrals. The Company may redeem the preferred shares for 100% of the liquidation preference amount at any time, in whole or in part, subject to obtaining prior approval of its banking regulators.

The Company redeemed 20,000 shares of its outstanding preferred stock during 2014 at its stated liquidation value of $1 thousand per share, plus accrued dividends. The shares were approved and redeemed in two separate partial redemptions of 10,000 shares each, as requested, one of which occurred in second quarter and the other in the fourth quarter. There was no additional debt or equity issued in connection with the shares redeemed. There are 10,000 Series A preferred shares outstanding at year-end 2014.

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
●

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s management and members of the Company’s Board of Directors; and

●

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, uses or dispositions of Company assets that could have a material effect on the Company’s financial statements.

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

Management’s Assessment of the Company’s Internal Control over Financial Reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, the Company’s management used the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

As a result of our assessment of the Company’s internal control over financial reporting, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

BKD, LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. The audit report on the effectiveness of the Company’s internal control over financial reporting is included in this Annual Report on page 77.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officer[1]	Age	Positions and Offices With the Registrant	Years of Service With the Registrant

Lloyd C. Hillard, Jr.	68	President and Chief Executive Officer, Director[2]	22[3]

1R. Terry Bennett, Chairman of the Company’s board of directors, and J. Barry Banker, Vice Chairman, are considered executive officers in name only for purposes of Regulation O.

2Also a director of Farmers Bank, United Bank, First Citizens, Citizens Northern, FCB Services, Farmers Insurance (Chairman), FFKT Insurance, EGT Properties, and an administrative trustee of Farmers Capital Bank Trust I, Farmers Capital Bank Trust II, and Farmers Capital Bank Trust III.

3Includes years of service with the Parent Company and its subsidiaries.

The Company has adopted a Code of Ethics that applies to the Company’s directors, officers, and employees, including the Company’s chief executive officer and chief financial officer. The Company makes available its Code of Ethics on its Internet website at www.farmerscapital.com.

Additional information required by Item 10 is hereby incorporated by reference from the Company's definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 12, 2015, which will be filed with the Commission on or about April 1, 2015, pursuant to Regulation 14A.

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions, and Director Independence

Item 14. Principal Accounting Fees and Services

The information required by Items 11 through 14 is hereby incorporated by reference from the Company's definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 12, 2015, which will be filed with the Commission on or about April 1, 2015, pursuant to Regulation 14A.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1.	Financial Statements

The following consolidated financial statements and report of independent registered public accounting firm of the Company is included in Part II, Item 8 on pages 76 through 128:

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

10.5

Amendment No. 2 to Employment agreement dated December 10, 2012 between Farmers Capital Bank Corporation and Lloyd C. Hillard, Jr. (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 8, 2014).

10.6	Employment agreement dated December 17, 2013 between Farmers Capital Bank Corporation and Rickey D. Harp (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 30, 2013).

10.7	Employment agreement dated October 28, 2014 between Farmers Capital Bank Corporation and Mark A. Hampton (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 28, 2014).

21**	Subsidiaries of the Registrant

23.1**	Consent of Independent Registered Public Accounting Firm

31.1**	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	CEO and CFO Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

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

FARMERS CAPITAL BANK CORPORATION

By:	/s/ Lloyd C. Hillard, Jr.
Lloyd C. Hillard, Jr.
President and Chief Executive Officer

Date:	March 11, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Lloyd C. Hillard, Jr.	President, Chief Executive Officer	March 11, 2015
Lloyd C. Hillard, Jr.	and Director (principal executive
officer of the Registrant)

/s/ R. Terry Bennett	Chairman	February 25, 2015
R. Terry Bennett

/s/ J. Barry Banker	Vice Chairman	February 24, 2015
J. Barry Banker

/s/ Michael J. Crawford	Director	February 25, 2015
Michael J. Crawford

/s/ John R. Farris	Director	February 25, 2015
John R. Farris

/s/ William C. Nash	Director	February 27, 2015
Dr. William C. Nash

/s/ David R. O’Bryan	Director	February 26, 2015
David R. O’Bryan

/s/ Fred N. Parker	Director	February 24, 2015
Fred N. Parker

/s/ David Y. Phelps	Director	March 2, 2015
David Y. Phelps

/s/ Marvin E. Strong, Jr.	Director	February 27, 2015
Marvin E. Strong, Jr.

/s/ Fred Sutterlin	Director	February 28, 2015
Fred Sutterlin

/s/ Judy Worth	Director	February 28, 2015
Judy Worth

/s/ Mark A. Hampton	Executive Vice President, Chief	March 11, 2015
Mark A. Hampton	Financial Officer, and Secretary (principal financial and accounting officer)

INDEX OF EXHIBITS

Exhibit		Page

21	Subsidiaries of the Registrant	135

23.1	Consent of Independent Registered Public Accounting Firm	136

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	137

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	138

32	CEO and CFO Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	139