Form 10-Q
period 2015-03-31
FARMERS CAPITAL BANK CORP
filed 2015-05-07
CIK 713095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 OR 15(d) of

The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

7,492,429 shares outstanding at May 1, 2015

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
Unaudited Condensed Consolidated Balance Sheets	3
Unaudited Condensed Consolidated Statements of Income	4
Unaudited Condensed Consolidated Statements of Comprehensive Income	5
Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity	6
Unaudited Condensed Consolidated Statements of Cash Flows	7
Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3. Quantitative and Qualitative Disclosures About Market Risk	45

Item 4. Controls and Procedures	45

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	45

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 6. Exhibits	46

SIGNATURES	48

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statement

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
(In thousands, except share data)	2015	2014
Assets
Cash and cash equivalents:
Cash and due from banks	$21,802	$26,770
Interest bearing deposits in other banks	73,189	67,152
Federal funds sold and securities purchased under agreements to resell	11,057	6,992
Money market mutual funds	12,800	-
Total cash and cash equivalents	118,848	100,914
Investment securities:
Available for sale, amortized cost of $638,266 (2015) and $618,429 (2014)	649,038	626,388
Held to maturity, fair value of $3,905 (2015) and $3,923 (2014)	3,715	3,728
Total investment securities	652,753	630,116
Loans, net of unearned income	927,389	931,943
Allowance for loan losses	(12,606)	(13,968)
Loans, net	914,783	917,975
Premises and equipment, net	34,497	34,933
Company-owned life insurance	29,587	29,363
Intangible assets, net	337	449
Other real estate owned	29,700	31,960
Other assets	34,833	36,896
Total assets	$1,815,338	$1,782,606
Liabilities
Deposits:
Noninterest bearing	$305,232	$292,788
Interest bearing	1,111,144	1,094,373
Total deposits	1,416,376	1,387,161
Federal funds purchased and other short-term borrowings	26,383	28,590
Securities sold under agreements to repurchase and other long-term borrowings	119,690	119,724
Subordinated notes payable to unconsolidated trusts	48,970	48,970
Dividends payable, preferred stock	113	113
Other liabilities	26,381	25,119
Total liabilities	1,637,913	1,609,677
Shareholders’ Equity
Preferred stock, no par value 1,000,000 shares authorized; 10,000 Series A shares issued and outstanding at March 31, 2015 and December 31, 2014; Liquidation preference of $10,000	10,000	10,000
Common stock, par value $.125 per share 14,608,000 shares authorized; 7,491,658 and 7,489,388 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	936	936
Capital surplus	51,400	51,344
Retained earnings	109,623	105,774
Accumulated other comprehensive income	5,466	4,875
Total shareholders’ equity	177,425	172,929
Total liabilities and shareholders’ equity	$1,815,338	$1,782,606

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended
	March 31,
(In thousands, except per share data)	2015	2014
Interest Income
Interest and fees on loans	$11,716	$12,642
Interest on investment securities:
Taxable	2,795	3,080
Nontaxable	656	624
Interest on deposits in other banks	50	27
Interest on federal funds sold and securities purchased under agreements to resell	3	1
Total interest income	15,220	16,374
Interest Expense
Interest on deposits	821	1,203
Interest on federal funds purchased and other short-term borrowings	10	19
Interest on securities sold under agreements to repurchase and other long-term borrowings	1,176	1,264
Interest on subordinated notes payable to unconsolidated trusts	210	209
Total interest expense	2,217	2,695
Net interest income	13,003	13,679
Provision for loan losses	(1,545)	132
Net interest income after provision for loan losses	14,548	13,547
Noninterest Income
Service charges and fees on deposits	1,772	1,916
Allotment processing fees	1,190	1,245
Other service charges, commissions, and fees	1,267	1,235
Trust income	571	545
Investment securities gains, net	120	9
Gains on sale of mortgage loans, net	165	97
Income from company-owned life insurance	241	246
Other	115	80
Total noninterest income	5,441	5,373
Noninterest Expense
Salaries and employee benefits	8,320	7,351
Occupancy expenses, net	1,227	1,282
Equipment expenses	618	594
Data processing and communication expenses	1,055	1,005
Bank franchise tax	605	612
Amortization of intangibles	112	101
Deposit insurance expense	400	440
Other real estate expenses, net	45	1,064
Legal expenses	212	194
Other	1,916	1,787
Total noninterest expense	14,510	14,430
Income before income taxes	5,479	4,490
Income tax expense	1,405	1,120
Net income	4,074	3,370
Less preferred stock dividends and discount accretion	225	537
Net income available to common shareholders	$3,849	$2,833
Per Common Share
Net income - basic and diluted	$.51	$.38
Cash dividends declared	N/A	N/A
Weighted Average Common Shares Outstanding
Basic and diluted	7,490	7,479

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
(In thousands)	2015	2014
Net Income	$4,074	$3,370
Other comprehensive income:
Unrealized holding gain on available for sale securities arising during the period on securities held at end of period, net of tax of $1,023 and $1,957, respectively	1,899	3,635

Reclassification adjustment for prior period unrealized (gain) loss previously reported in other comprehensive income recognized during current period, net of tax of $39 and $(27), respectively	(72)	51

Change in unfunded portion of postretirement benefit obligation, net of tax of $(665) and $12, respectively	(1,236)	23

Other comprehensive income	591	3,709
Comprehensive income	$4,665	$7,079

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share data)						Accumulated
						Other	Total
Three months ended	Preferred	Common Stock		Capital	Retained	Comprehensive	Shareholders’
March 31, 2015 and 2014	Stock	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
Balance at January 1, 2015	$10,000	7,489	$936	$51,344	$105,774	$4,875	$172,929
Net income	-	-	-	-	4,074	-	4,074
Other comprehensive income	-	-	-	-	-	591	591
Cash dividends declared – preferred, $22.50 per share	-	-	-	-	(225)	-	(225)
Shares issued under director compensation plan	-	1	-	18	-	-	18
Shares issued pursuant to employee stock purchase plan	-	2	-	30	-	-	30
Expense related to employee stock purchase plan	-	-	-	8	-	-	8
Balance at March 31, 2015	$10,000	7,492	$936	$51,400	$109,623	$5,466	$177,425

Balance at January 1, 2014	$29,988	7,479	$935	$51,102	$91,242	$(3,212)	$170,055
Net income	-	-	-	-	3,370	-	3,370
Other comprehensive income	-	-	-	-	-	3,709	3,709
Cash dividends declared – preferred, $17.50 per share	-	-	-	-	(525)	-	(525)
Preferred stock discount accretion	12	-	-	-	(12)	-	-
Shares issued under director compensation plan	-	1	-	18	-	-	18
Shares issued pursuant to employee stock purchase plan	-	1	-	29	-	-	29
Expense related to employee stock purchase plan	-	-	-	9	-	-	9
Balance at March 31, 2014	$30,000	7,481	$935	$51,158	$94,075	$497	$176,665

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Cash Flows

Three months ended March 31, (In thousands)	2015	2014
Cash Flows from Operating Activities
Net income	$4,074	$3,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,031	1,022
Net premium amortization of investment securities:
Available for sale	1,045	928
Held to maturity	13	3
Provision for loan losses	(1,545)	132
Deferred income tax expense	26	1
Noncash employee stock purchase plan expense	8	9
Noncash director fee compensation	18	18
Mortgage loans originated for sale	(6,474)	(7,049)
Proceeds from sale of mortgage loans	6,858	10,293
Gain on sale of mortgage loans, net	(165)	(97)
Gain on disposal of premises and equipment, net	-	(5)
Net (gain) loss on sale and write downs of other real estate	(74)	816
Net gain on sale of available for sale investment securities	(120)	(9)
Increase in cash surrender value of company-owned life insurance	(224)	(232)
Decrease in accrued interest receivable	264	38
Decrease in other assets	1,399	1,225
Decrease in accrued interest payable	(59)	(96)
(Decrease) increase in other liabilities	(608)	846
Net cash provided by operating activities	5,467	11,213
Cash Flows from Investing Activities
Proceeds from maturities and calls of available for sale investment securities	26,074	24,456
Proceeds from sale of available for sale investment securities	9,407	9,406
Purchase of investment securities:
Available for sale	(56,243)	(24,054)
Held to maturity	-	(3,065)
Proceeds from sale of restricted stock investments, net	-	148
Principal collected on loans originated for investment, net	4,428	11,623
Purchase of premises and equipment	(433)	(667)
Proceeds from sale of other real estate	2,455	741
Proceeds from disposals of premises and equipment	-	5
Net cash (used in) provided by investing activities	(14,312)	18,593
Cash Flows from Financing Activities
Net increase (decrease) in deposits	29,215	(983)
Net decrease in federal funds purchased and other short-term borrowings	(2,207)	(1,730)
Proceeds from securities sold under agreements to repurchase and other long-term borrowings	2	3
Repayments of securities sold under agreements to repurchase and other long-term borrowings	(36)	(40)
Dividends paid, preferred stock	(225)	(375)
Shares issued under employee stock purchase plan	30	29
Net cash provided by (used in) financing activities	26,779	(3,096)
Net increase in cash and cash equivalents	17,934	26,710
Cash and cash equivalents at beginning of year	100,914	68,253
Cash and cash equivalents at end of period	$118,848	$94,963
Supplemental Disclosures
Cash paid during the period for interest	$2,276	$2,791
Transfers from loans to other real estate	175	335
Sale and financing of other real estate	85	1,160
Cash dividends payable, preferred	113	338

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Nature of Operations

The condensed consolidated financial statements include the accounts of Farmers Capital Bank Corporation (the “Company” or “Parent Company”), a bank holding company, and its bank and nonbank subsidiaries. Bank subsidiaries include Farmers Bank & Capital Trust Company (“Farmers Bank”) in Frankfort, KY, United Bank & Trust Company (“United Bank”) in Versailles, KY, First Citizens Bank, Inc. (“First Citizens”) in Elizabethtown, KY, and Citizens Bank of Northern Kentucky, Inc. (“Citizens Northern”) in Newport, KY.

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

The Company has two active nonbank subsidiaries, FCB Services, Inc. (“FCB Services”), and FFKT Insurance Services, Inc. (“FFKT Insurance”). FCB Services is a data processing subsidiary located in Frankfort, KY that provides services to the Company’s banks as well as unaffiliated entities. FFKT Insurance is a captive property and casualty insurance company insuring primarily deductible exposures and uncovered liability related to properties of the Company. The Company has three subsidiaries organized as Delaware statutory trusts that are not consolidated into its financial statements. These trusts were formed for the purpose of issuing trust preferred securities.

The Company provides financial services at its 36 locations in 23 communities throughout Central and Northern Kentucky to individual, business, agriculture, government, and educational customers. Its primary deposit products are checking, savings, and term certificate accounts. Its primary lending products are residential mortgage, commercial lending, and consumer installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans and leases are expected to be repaid from cash flow from operations of businesses. Other services include, but are not limited to, cash management services, issuing letters of credit, safe deposit box rental, and providing funds transfer services. Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions and federal funds sold.

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

The consolidated balance sheet as of December 31, 2014 has been derived from the audited financial statements of the Company as of that date. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2014 included in the Company’s annual report on Form 10-K. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and the footnotes required by U.S. GAAP for complete statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such condensed financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany transactions and balances are eliminated in consolidation.

2. Reclassifications

Certain reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation. These reclassifications do not affect net income or total shareholders’ equity as previously reported.

3. Accumulated Other Comprehensive Income

The following table presents changes in accumulated other comprehensive income by component, net of tax, for the periods indicated.

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
(In thousands)	Unrealized Gains and Losses on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total	Unrealized Gains and Losses on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total
Beginning balance	$5,174	$(299)	$4,875	$(3,623)	$411	$(3,212)
Other comprehensive income (loss) before reclassifications	1,899	(1,251)	648	3,635	-	3,635
Amounts reclassified from accumulated other comprehensive income	(72)	15	(57)	51	23	74
Net current-period other comprehensive income (loss)	1,827	(1,236)	591	3,686	23	3,709
Ending balance	$7,001	$(1,535)	$5,466	$63	$434	$497

The following table presents amounts reclassified out of accumulated other comprehensive income by component for the periods indicated. Line items in the statement of income affected by the reclassification are also presented.

	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
(In thousands)	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Unrealized gains and losses on available for sale investment securities	$111	$(78)	Investment securities gains, net
	(39)	27	Income tax expense
	$72	$(51)	Net of tax

Amortization related to postretirement benefits
Prior service costs	$(13)	$(52)	Salaries and employee benefits
Actuarial (losses) gains	(10)	17	Salaries and employee benefits
	(23)	(35)	Total before tax
	8	12	Income tax benefit
	$(15)	$(23)	Net of tax

Total reclassifications for the period	$57	$(74)	Net of tax

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

Portfolio Segment	Class

Real estate loans	Real estate mortgage – construction and land development Real estate mortgage – residential Real estate mortgage – farmland and other commercial enterprises
Commercial loans	Commercial and industrial Depository institutions Agriculture production and other loans to farmers States and political subdivisions Leases Other
Consumer loans	Secured Unsecured

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

The general portion of the Company’s loan portfolio is segregated into portfolio segments having similar risk characteristics identified as follows: real estate loans, commercial loans, and consumer loans. Each of these portfolio segments is assigned a loss percentage based on their respective sixteen quarter rolling historical loss rates, adjusted for the qualitative risk factors summarized below.

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

Recently Issued Accounting Standards

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-01, “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU amends U.S. GAAP by removing the concept of extraordinary items, including deleting the definition of “extraordinary items” from the FASB Master Glossary. The revised guidance provides that the nature and financial effects of each event or transaction that is unusual in nature or occurs infrequently or both shall be presented as a separate component of income from continuing operations or, alternatively, disclosed in notes to the financial statements.

The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. A reporting entity may apply the amendments prospectively or retrospectively. The Company does not expect there to be a material impact on its consolidated financial position, results of operations, or cash flows upon adoption.

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This ASU addresses balance sheet presentation requirements for debt issuance costs and debt discount and premiums. ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. The Company does not expect there to be a material impact on its consolidated financial position, results of operations, or cash flows upon adoption.

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

Net income per common share computations was as follows for the periods indicated.

	Three Months Ended March 31,
(In thousands, except per share data)	2015	2014

Net income, basic and diluted	$4,074	$3,370
Less preferred stock dividends and discount accretion	225	537
Net income available to common shareholders, basic and diluted	$3,849	$2,833

Average common shares issued and outstanding, basic and diluted	7,490	7,479

Net income per common share, basic and diluted	$.51	$.38

Stock options for 20,049 shares of common stock were not included in the determination of diluted net income per common share for 2014 because they were antidilutive. All previous outstanding options expired during the fourth quarter of 2014.

6. Investment Securities

The following tables summarize the amortized costs and estimated fair value of the securities portfolio at March 31, 2015 and December 31, 2014. The summary is divided into available for sale and held to maturity investment securities.

March 31, 2015 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$135,491	$539	$367	$135,663
Obligations of states and political subdivisions	139,835	2,944	282	142,497
Mortgage-backed securities – residential	343,541	8,993	620	351,914
Mortgage-backed securities – commercial	11,669	138	-	11,807
Corporate debt securities	6,881	26	526	6,381
Mutual funds and equity securities	849	4	77	776
Total securities – available for sale	$638,266	$12,644	$1,872	$649,038
Held To Maturity
Obligations of states and political subdivisions	$3,715	$190	$-	$3,905

December 31, 2014 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$110,094	$369	$1,015	$109,448
Obligations of states and political subdivisions	133,563	2,600	397	135,766
Mortgage-backed securities – residential	363,729	7,959	1,199	370,489
Mortgage-backed securities – commercial	2,515	7	10	2,512
Corporate debt securities	6,639	26	358	6,307
Mutual funds and equity securities	1,889	2	25	1,866
Total securities – available for sale	$618,429	$10,963	$3,004	$626,388
Held To Maturity
Obligations of states and political subdivisions	$3,728	$195	$-	$3,923

The amortized cost and estimated fair value of the debt securities portfolio at March 31, 2015, by contractual maturity, are detailed below. The summary is divided into available for sale and held to maturity securities. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mutual funds and equity securities in the available for sale portfolio consist of investments attributed to the Company’s captive insurance subsidiary. These securities have no stated maturity and are not included in the maturity schedule that follows.

Mortgage-backed securities are stated separately due to the nature of payment and prepayment characteristics of these securities, as principal is not due at a single date.

	Available For Sale		Held To Maturity
	Amortized	Estimated	Amortized	Estimated
March 31, 2015 (In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$13,764	$13,797	$-	$-
Due after one year through five years	154,900	156,299	-	-
Due after five years through ten years	98,195	99,409	705	787
Due after ten years	15,348	15,036	3,010	3,118
Mortgage-backed securities	355,210	363,721	-	-
Total	$637,417	$648,262	$3,715	$3,905

Gross realized gains and losses on the sale of available for sale investment securities were as follows:

	Three Months Ended
	March 31,
(In thousands)	2015	2014

Gross realized gains	$130	$159
Gross realized losses	10	150
Net realized gain	$120	$9

Investment securities with unrealized losses at March 31, 2015 and December 31, 2014 not recognized in income are presented in the tables below. The tables segregate investment securities that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or more. The tables also include the fair value of the related securities.

	Less than 12 Months		12 Months or More		Total
March 31, 2015 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$50,220	$184	$19,720	$183	$69,940	$367
Obligations of states and political subdivisions	25,634	175	8,103	107	33,737	282
Mortgage-backed securities – residential	39,182	160	23,363	460	62,545	620
Corporate debt securities	133	3	5,363	523	5,496	526
Mutual funds and equity securities	423	65	70	12	493	77
Total	$115,592	$587	$56,619	$1,285	$172,211	$1,872

	Less than 12 Months		12 Months or More		Total
December 31, 2014 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$22,696	$76	$60,892	$939	$83,588	$1,015
Obligations of states and political subdivisions	20,746	81	21,272	316	42,018	397
Mortgage-backed securities – residential	37,451	82	71,311	1,117	108,762	1,199
Mortgage-backed securities – commercial	-	-	723	10	723	10
Corporate debt securities	76	4	5,525	354	5,601	358
Mutual funds and equity securities	305	11	95	14	400	25
Total	$81,274	$254	$159,818	$2,750	$241,092	$3,004

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

Corporate debt securities in the Company’s investment securities portfolio at March 31, 2015 include single-issuer trust preferred capital securities with an unrealized loss of $523 thousand and a carrying value of $5.4 million. At year-end 2014, these securities had an unrealized loss of $354 thousand. These securities were issued by a national and global financial services firm and purchased by the Company during 2007. The securities are currently performing and continue to be rated as investment grade by major rating agencies. The issuer of the securities announced in the first quarter of 2015 an increase in per share common dividend payments and authorization of a common equity repurchase plan. The Company does not intend to sell these securities nor does the Company believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company believes these securities are not impaired due to reasons of credit quality or other factors, but rather the unrealized loss is primarily attributed to continuing uncertainties in both international and domestic economies and market volatility. The Company believes that it will collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will continue to recover as they approach their maturity dates.

The Company attributes the unrealized losses in other sectors of its investment securities portfolio to changes in market interest rates and volatility. Investment securities with unrealized losses at March 31, 2015 are performing according to their contractual terms, and the Company does not expect to incur a loss on these securities unless they are sold prior to maturity. The Company does not have the intent to sell these securities nor does it believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company does not consider any of the securities to be impaired due to reasons of credit quality or other factors.

7. Loans and Allowance for Loan Losses

Major classifications of loans outstanding are summarized as follows:

(In thousands)	March 31, 2015	December 31, 2014

Real Estate
Real estate mortgage – construction and land development	$96,805	$97,045
Real estate mortgage – residential	354,530	361,022
Real estate mortgage – farmland and other commercial enterprises	375,120	375,277
Commercial
Commercial and industrial	53,085	47,112
States and political subdivisions	21,874	22,369
Lease financing	115	159
Other	13,147	15,547
Consumer
Secured	7,516	7,963
Unsecured	5,198	5,450
Total loans	927,390	931,944
Less unearned income	1	1
Total loans, net of unearned income	$927,389	$931,943

Activity in the allowance for loan losses by portfolio segment was as follows for the periods indicated.

Three months ended March 31, 2015
(In thousands)	Real Estate	Commercial	Consumer	Total

Balance, beginning of period	$12,542	$1,153	$273	$13,968
Provision for loan losses	(1,211)	(290)	(44)	(1,545)
Recoveries	286	16	37	339
Loans charged off	(95)	(13)	(48)	(156)
Balance, end of period	$11,522	$866	$218	$12,606

Three months ended March 31, 2014
(In thousands)	Real Estate	Commercial	Consumer	Total

Balance, beginning of period	$18,716	$1,409	$452	$20,577
Provision for loan losses	(756)	925	(37)	132
Recoveries	168	27	35	230
Loans charged off	(1,014)	(1,160)	(75)	(2,249)
Balance, end of period	$17,114	$1,201	$375	$18,690

The following tables present individually impaired loans by class of loans for the dates indicated.

March 31, 2015 (In thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Allowance for Loan Losses Allocated
Real Estate
Real estate mortgage – construction and land development	$12,385	$6,436	$3,284	$9,720	$532
Real estate mortgage – residential	10,442	3,494	6,815	10,309	1,216
Real estate mortgage – farmland and other commercial enterprises	25,217	5,497	19,635	25,132	986
Commercial
Commercial and industrial	391	327	64	391	64
Consumer
Unsecured	22	-	22	22	22
Total	$48,457	$15,754	$29,820	$45,574	$2,820

December 31, 2014 (In thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Allowance for Loan Losses Allocated
Real Estate
Real estate mortgage – construction and land development	$13,656	$6,902	$3,917	$10,819	$744
Real estate mortgage – residential	10,256	3,473	6,649	10,122	1,172
Real estate mortgage – farmland and other commercial enterprises	23,003	5,247	17,649	22,896	1,359
Commercial
Commercial and industrial	93	22	71	93	71
Consumer
Unsecured	25	-	25	25	25
Total	$47,033	$15,644	$28,311	$43,955	$3,371

Three Months Ended March 31, 2015 (In thousands)	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate mortgage – construction and land development	$11,124	$81	$80
Real estate mortgage – residential	10,453	121	121
Real estate mortgage – farmland and other commercial enterprises	25,417	280	277
Commercial
Commercial and industrial	435	1	1
Consumer
Unsecured	24	-	-
Total	$47,453	$483	$479

Three Months Ended March 31, 2014 (In thousands)	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate mortgage – construction and land development	$15,623	$113	$111
Real estate mortgage – residential	11,713	115	109
Real estate mortgage – farmland and other commercial enterprises	34,193	254	244
Commercial
Commercial and industrial	249	1	-
Consumer
Secured	18	-	-
Unsecured	70	4	3
Total	$61,866	$487	$467

The following tables present the balance of the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of March 31, 2015 and December 31, 2014.

March 31, 2015 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,734	$64	$22	$2,820
Collectively evaluated for impairment	8,788	802	196	9,786
Total ending allowance balance	$11,522	$866	$218	$12,606

Loans
Loans individually evaluated for impairment	$45,161	$391	$22	$45,574
Loans collectively evaluated for impairment	781,294	87,829	12,692	881,815
Total ending loan balance, net of unearned income	$826,455	$88,220	$12,714	$927,389

December 31, 2014 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3,275	$71	$25	$3,371
Collectively evaluated for impairment	9,267	1,082	248	10,597
Total ending allowance balance	$12,542	$1,153	$273	$13,968

Loans
Loans individually evaluated for impairment	$43,837	$93	$25	$43,955
Loans collectively evaluated for impairment	789,507	85,093	13,388	887,988
Total ending loan balance, net of unearned income	$833,344	$85,186	$13,413	$931,943

The following tables present the recorded investment in nonperforming loans by class of loans as of March 31, 2015 and December 31, 2014.

March 31, 2015 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate
Real estate mortgage – construction and land development	$3,165	$3,679	$-
Real estate mortgage – residential	3,443	4,408	-
Real estate mortgage – farmland and other commercial enterprises	4,401	17,738	-
Commercial
Commercial and industrial	76	-	-
Other	9	-	-
Consumer
Secured	13	-	-
Unsecured	6	8	2
Total	$11,113	$25,833	$2

December 31, 2014 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate
Real estate mortgage – construction and land development	$3,744	$3,742	$-
Real estate mortgage – residential	3,474	4,674	-
Real estate mortgage – farmland and other commercial enterprises	4,202	16,004	-
Commercial
Commercial and industrial	81	-	-
Other	7	-	-
Consumer
Unsecured	-	9	-
Total	$11,508	$24,429	$-

The Company has allocated $1.7 million and $2.2 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings and that are in compliance with those terms as of March 31, 2015 and December 31, 2014, respectively. The Company had no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings at March 31, 2015 and December 31, 2014.

The Company had no credits during 2015 or 2014 that were modified as troubled debt restructurings. Troubled debt restructurings increased during the first quarter of 2015 resulting from the purchase of a previously-participated portion of a loan to a nonaffiliated bank. This loan was participated prior to it being restructured. The purchase price paid represented a discount of $428 thousand or 15% of the purchased principal amount. The loan is performing under the terms of the restructuring and the borrower’s financial position has steadily improved. The discount is being accreted into interest income over the remaining four month contractual life ending in June 2015. The total outstanding balance related to this credit was $11.4 million at March 31, 2015. This represents 44.3% of the Company’s total restructured loans and is the largest such individual credit. This credit was restructured in 2012 following an interest rate concession and extended amortization term.

The tables below present an age analysis of past due loans 30 days or more by class of loans as of the dates indicated. Past due loans that are also classified as nonaccrual are included in their respective past due category.

March 31, 2015 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate
Real estate mortgage – construction and land development	$12	$272	$284	$96,521	$96,805
Real estate mortgage – residential	1,323	1,588	2,911	351,619	354,530
Real estate mortgage – farmland and other commercial enterprises	306	2,861	3,167	371,953	375,120
Commercial
Commercial and industrial	21	13	34	53,051	53,085
States and political subdivisions	-	-	-	21,874	21,874
Lease financing, net	-	-	-	114	114
Other	9	-	9	13,138	13,147
Consumer
Secured	34	-	34	7,482	7,516
Unsecured	21	8	29	5,169	5,198
Total	$1,726	$4,742	$6,468	$920,921	$927,389

December 31, 2014 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate
Real estate mortgage – construction and land development	$-	$272	$272	$96,773	$97,045
Real estate mortgage – residential	1,395	1,595	2,990	358,032	361,022
Real estate mortgage – farmland and other commercial enterprises	75	3,484	3,559	371,718	375,277
Commercial
Commercial and industrial	-	13	13	47,099	47,112
States and political subdivisions	-	-	-	22,369	22,369
Lease financing, net	-	-	-	158	158
Other	40	7	47	15,500	15,547
Consumer
Secured	58	-	58	7,905	7,963
Unsecured	16	1	17	5,433	5,450
Total	$1,584	$5,372	$6,956	$924,987	$931,943

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

Loans not meeting the criteria above which are analyzed individually as part of the above described process are considered to be pass rated loans and are considered to have a low risk of loss. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows for the dates indicated. Each of the following tables excludes immaterial amounts attributed to accrued interest receivable.

	Real Estate			Commercial
March 31, 2015 (In thousands)	Real Estate Mortgage -Construction and Land Development	Real Estate Mortgage-Residential	Real Estate Mortgage-Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Lease Financing	Other
Credit risk profile by internally assigned rating grades
Pass	$80,171	$320,605	$327,347	$51,589	$21,874	$114	$13,123
Special Mention	4,085	15,244	28,999	1,006	-	-	-
Substandard	12,549	18,681	18,321	490	-	-	24
Doubtful	-	-	453	-	-	-	-
Total	$96,805	$354,530	$375,120	$53,085	$21,874	$114	$13,147

	Real Estate			Commercial
December 31, 2014 (In thousands)	Real Estate Mortgage -Construction and Land Development	Real Estate Mortgage-Residential	Real Estate Mortgage-Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Lease Financing	Other
Credit risk profile by internally assigned rating grades
Pass	$81,438	$326,124	$327,019	$45,665	$22,369	$158	$15,526
Special Mention	2,674	16,429	27,855	946	-	-	14
Substandard	12,933	18,469	19,941	501	-	-	7
Doubtful	-	-	462	-	-	-	-
Total	$97,045	$361,022	$375,277	$47,112	$22,369	$158	$15,547

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the consumer loans outstanding based on payment activity as of March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
	Consumer		Consumer
(In thousands)	Secured	Unsecured	Secured	Unsecured
Credit risk profile based on payment activity
Performing	$7,503	$5,182	$7,963	$5,441
Nonperforming	13	16	-	9
Total	$7,516	$5,198	$7,963	$5,450

8. Other Real Estate Owned

Other real estate owned (“OREO”) was as follows as of the date indicated:

(In thousands)	March 31, 2015	December 31, 2014
Construction and land development	$16,239	$17,628
Residential real estate	1,685	2,219
Farmland and other commercial enterprises	11,776	12,113
Total	$29,700	$31,960

OREO activity for the three months ended March 31, 2015 and 2014 was as follows:

Three months ended March 31, (In thousands)	2015	2014
Beginning balance	$31,960	$37,826
Transfers from loans and other increases	206	335
Proceeds from sales	(2,540)	(1,901)
Gain on sales, net	74	90
Write downs and other decreases, net	-	(906)
Ending balance	$29,700	$35,444

At March 31, 2015, the Company had a total of $1.4 million of loans secured by residential real estate mortgages that were in the process of foreclosure.

9. Postretirement Medical Benefits

The Company provides lifetime medical and dental benefits upon retirement for certain employees meeting the eligibility requirements as of December 31, 1989 (“Plan 1”). Additional participants are not eligible to be included in Plan 1 unless they met the requirements on this date. During 2003, the Company implemented an additional postretirement health insurance program (“Plan 2”). Under Plan 2, any employee meeting the service requirement of 20 years of full time service to the Company and is at least age 55 upon retirement is eligible to continue their health insurance coverage. Under both plans, retirees not yet eligible for Medicare have coverage identical to the coverage offered to active employees. Under both plans, Medicare-eligible retirees are provided with a Medicare Advantage plan. The Company pays 100% of the cost of Plan 1. The Company and the retirees each pay 50% of the cost under Plan 2. Both plans are unfunded.

The following disclosures of the net periodic benefit cost components of Plan 1 and Plan 2 were measured at January 1, 2015 and 2014.

Three months ended March 31, (In thousands)	2015	2014
Service cost	$185	$121
Interest cost	162	143
Recognized prior service cost	13	52
Recognized net actuarial loss (gain)	10	(17)
Net periodic benefit cost	$370	$299

The Company expects benefit payments of $359 thousand for 2015, of which $71 thousand have been made during the first three months of 2015.

10. Regulatory Matters

The Company and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements will initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of the banks’ assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and its subsidiary banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

In July 2013, U.S. banking regulators adopted final rules related to standards on bank capital adequacy and liquidity (commonly referred to “Basel III”). The new rules were effective for the Company beginning on January 1, 2015, subject to a phase-in period for certain provisions extending through January 1, 2019. The rules include a new common equity Tier 1 capital ratio, an increase to the minimum Tier 1 capital ratio, an increase to risk-weightings of certain assets, implementation of a new capital conservation buffer in excess of the required minimum (which is set to be phased in beginning in 2016), and changes to how regulatory capital is defined. The Company and each of its bank subsidiaries meet the minimum capital ratios and a fully phased-in capital conservation buffer under the new rules.

The regulatory ratios of the consolidated Company and its subsidiary banks were as follows for the dates indicated.

	March 31, 2015				December 31, 2014
	Common Equity Tier 1 Risk-based Capital[1]	Tier 1 Risk-based Capital[1]	Total Risk-based Capital[1]	Tier 1 Leverage[2]	Common Equity Tier 1 Risk-based Capital[1]	Tier 1 Risk-based Capital[1]	Total Risk-based Capital[1]	Tier 1 Leverage[2]
Consolidated	14.48%	19.62%	20.75%	12.12%	N/A	19.75%	21.00%	12.04%
Farmers Bank	17.33	17.33	18.25	9.48	N/A	17.71	18.70	9.40
United Bank	19.04	19.04	20.29	11.92	N/A	18.00	19.26	11.08
First Citizens	14.61	14.61	15.24	10.09	N/A	13.66	14.30	9.44
Citizens Northern	14.14	14.14	15.39	9.72	N/A	14.46	15.71	10.11

1Common Equity Tier 1 Risked-based, Tier 1 Risk-based, and Total Risk-based Capital ratios are computed by dividing a bank’s Common Equity Tier 1, Tier 1 or Total Capital, as defined by regulation, by a risk-weighted sum of the bank’s assets, with the risk weighting determined by general standards established by regulation. The safest assets (e.g., government obligations) are assigned a weighting of 0% with riskier assets receiving higher ratings (e.g., ordinary commercial loans are assigned a weighting of 100%).

2Tier 1 Leverage ratio is computed by dividing a bank’s Tier 1 Capital, as defined by regulation, by its total quarterly average assets.

N/A – Not applicable.

On May 5, 2015, the Company announced that it received approval from its banking regulators to repurchase the final 10,000 shares of its remaining outstanding Series A preferred stock. The Company will redeem the preferred shares at the stated liquidation value of $1,000 per share, plus any accrued dividends. The timing of the repurchase is expected to occur during the second quarter of 2015. The total redemption amount will be $10.0 million, plus accrued dividends at 9.0% per share.

The Company originally issued 30,000 shares of its Series A preferred stock in 2009. The current action will be the third and final partial redemption of the original shares issued. No additional debt or equity was issued in connection with the previous redemptions. Likewise, none will be issued in connection with the current redemption.

Summary of Regulatory Agreements

The Company has one subsidiary bank, Citizens Northern, which is currently under an agreement with its primary banking regulators. This agreement is summarized below.

Citizens Northern

The Federal Deposit Insurance Corporation (“FDIC”) and Kentucky Department of Financial Institutions (“KDFI”) entered into a Memorandum of Understanding (“Memorandum”) with Citizens Northern in September 2010.  The Memorandum was terminated and updated in July 2013. The updated Memorandum contains many of the same provisions included in the terminated Memorandum, with a new requirement that Citizens Northern maintain a Tier 1 leverage ratio at or above 9.0%. In addition, the updated Memorandum requires having and retaining qualified management in the areas of loan administration and collection. It also requires Citizens Northern to address credit underwriting and administration weaknesses identified in the most recent examination of the bank by the FDIC and KDFI.

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

Regulators continue to monitor the Company’s progress and compliance with the regulatory agreement through periodic on-site examinations, regular communications, and quarterly data analysis. The Company believes it is adequately addressing all issues of the regulatory agreement. However, only the regulatory agencies can determine if compliance with the agreement has been met. The Company believes that Citizens Northern is in compliance with the requirements identified in its regulatory agreement as of March 31, 2015.

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

Available for sale investment securities are the Company’s only balance sheet item that meets the disclosure requirements for instruments measured at fair value on a recurring basis. Disclosures as of March 31, 2015 and December 31, 2014 are as follows:

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2015
Obligations of U.S. government-sponsored entities	$135,663	$-	$135,663	$-
Obligations of states and political subdivisions	142,497	-	142,497	-
Mortgage-backed securities – residential	351,914	-	351,914	-
Mortgage-backed securities – commercial	11,807	-	11,807	-
Corporate debt securities	6,381	-	6,381	-
Mutual funds and equity securities	776	776	-	-
Total	$649,038	$776	$648,262	$-

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2014
Obligations of U.S. government-sponsored entities	$109,448	$-	$109,448	$-
Obligations of states and political subdivisions	135,766	-	135,766	-
Mortgage-backed securities – residential	370,489	-	370,489	-
Mortgage-backed securities – commercial	2,512	-	2,512	-
Corporate debt securities	6,307	-	6,307	-
Mutual funds and equity securities	1,866	1,866	-	-
Total	$626,388	$1,866	$624,522	$-

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

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2015
Collateral-dependent Impaired Loans
Real estate mortgage – residential	$177	$-	$-	$177
Real estate mortgage – farmland and other commercial enterprises	242	-	-	242
Total	$419	$-	$-	$419

OREO
Total	$-	$-	$-	$-

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Collateral-dependent Impaired Loans
Real estate mortgage - construction and land development	$284	$-	$-	$284
Real estate mortgage - residential	946	-	-	946
Real estate mortgage - farmland and other commercial enterprises	340	-	-	340
Total	$1,570	$-	$-	$1,570

OREO
Construction and land development	$8,123	$-	$-	$8,123
Residential real estate	863	-	-	863
Farmland and other commercial enterprises	5,459	-	-	5,459
Total	$14,445	$-	$-	$14,445

The following table represents impairment charges recorded in earnings for the periods indicated on assets measured at fair value on a nonrecurring basis.

(In thousands)
Three months ended March 31,	2015	2014
Impairment charges:
Collateral-dependent impaired loans	$49	$940
OREO	-	906
Total	$49	$1,846

The following table presents quantitative information about unobservable inputs for assets measured on a nonrecurring basis using Level 3 measurements. As described above, the fair value of real estate securing collateral-dependent impaired loans and OREO are based on current third party appraisals. It is often necessary, however, for the Company to discount the appraisal amounts supporting its impaired loans and OREO. These discounts relate primarily to marketing and other holding costs that are not included in certain appraisals or to update values as a result of market declines of similar properties for which newer appraisals are available. Discounts also result from contracts to sell properties entered into during the period. The range of discounts is presented in the table below for 2015.

(In thousands)	Fair Value at March 31, 2015	Valuation Technique	Unobservable Inputs	Range	Average
Collateral-dependent impaired loans	$419	Discounted appraisals	Marketability discount	0%-10.0%	8.3%
OREO	$-	Discounted appraisals	Marketability discount	-%	-%

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

The following table presents the estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2015 and December 31, 2014. Information for available for sale investment securities is presented within this footnote in greater detail above.

			Fair Value Measurements Using
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2015
Assets
Cash and cash equivalents	$118,848	$118,848	$118,848	$-	$-
Held to maturity investment securities	3,715	3,905	-	3,905	-
Loans, net	914,783	917,747	-	-	917,747
Accrued interest receivable	5,361	5,361	-	5,361	-
Federal Home Loan Bank and Federal Reserve Bank Stock	9,368	N/A	-	-	-

Liabilities
Deposits	1,416,376	1,417,528	1,041,526	-	376,002
Federal funds purchased and other short-term borrowings	26,383	26,383	-	26,383	-
Securities sold under agreements to repurchase and other long-term borrowings	119,690	129,110	-	129,110	-
Subordinated notes payable to unconsolidated trusts	48,970	22,471	-	-	22,471
Accrued interest payable	885	885	-	885	-

December 31, 2014
Assets
Cash and cash equivalents	$100,914	$100,914	$100,914	$-	$-
Held to maturity investment securities	3,728	3,923	-	3,923	-
Loans, net	917,975	918,697	-	-	918,697
Accrued interest receivable	5,625	5,625	-	5,625	-
Federal Home Loan Bank and Federal Reserve Bank Stock	9,368	N/A	-	-	-

Liabilities
Deposits	1,387,161	1,388,614	991,630	-	396,984
Federal funds purchased and other short-term borrowings	28,590	28,590	-	28,590	-
Securities sold under agreements to repurchase and other long-term borrowings	119,724	129,244	-	129,244	-
Subordinated notes payable to unconsolidated trusts	48,970	22,594	-	-	22,594
Accrued interest payable	944	944	-	944	-

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

Various risks and uncertainties may cause actual results to differ materially from those indicated by the Company’s forward-looking statements. In addition to the risks described under Part 1, Item 1A “Risk Factors” in the Company’s most recent annual report on Form 10-K, factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company and its subsidiaries operate) and lower interest margins; competition for the Company’s customers from other providers of financial services; deposit outflows or reduced demand for financial services and loan products; government legislation, regulation, and changes in monetary and fiscal policies (which changes from time to time and over which the Company has no control); changes in interest rates; changes in prepayment speeds of loans or investment securities; trends in the provision and allowance for loan losses; inflation; material unforeseen changes in the liquidity, results of operations, or financial condition of the Company’s customers; changes in the level of non-performing assets and charge-offs; changes in the number of common shares outstanding; the capability of the Company to successfully enter into a definitive agreement for and close anticipated transactions; unexpected claims or litigation against the Company; expected insurance or other recoveries; technological or operational difficulties; the impact of new accounting pronouncements and changes in policies and practices that may be adopted by regulatory agencies; acts of war or terrorism; the ability of the Parent Company to receive dividends from its subsidiaries; the impact of larger or similar financial institutions encountering difficulties, which may adversely affect the banking industry or the Company; the Company or its subsidiary banks’ ability to maintain required capital levels and adequate funding sources and liquidity; and other risks or uncertainties detailed in the Company’s filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.

The Company’s forward-looking statements are based on information available at the time such statements are made. The Company expressly disclaims any intent or obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events, or other changes.

RESULTS OF OPERATIONS

First Quarter 2015 Compared to First Quarter 2014

The Company reported net income of $4.1 million for the quarter ended March 31, 2015, an increase of $704 thousand or 20.9% compared with net income of $3.4 million for the first quarter of 2014. On a per common share basis, net income was $.51 and $.38 for the current and year-ago quarters, respectively. This represents an increase of $.13 or 34.2%. Selected income statement amounts and related data are summarized in the table below.

(In thousands except per share data)
Three Months Ended March 31,	2015	2014	Increase (Decrease)
Interest income	$15,220	$16,374	$(1,154)
Interest expense	2,217	2,695	(478)
Net interest income	13,003	13,679	(676)
Provision for loan losses	(1,545)	132	(1,677)
Net interest income after provision for loan losses	14,548	13,547	1,001
Noninterest income	5,441	5,373	68
Noninterest expenses	14,510	14,430	80
Income before income taxes	5,479	4,490	989
Income tax expense	1,405	1,120	285
Net income	4,074	3,370	704
Less preferred stock dividends and discount accretion	225	537	(312)
Net income available to common shareholders	$3,849	$2,833	$1,016

Basic and diluted net income per common share	$.51	$.38	$.13

Weighted average common shares outstanding – basic and diluted	7,490	7,479	11
Return on average assets	.91%	.75%	16 bp
Return on average equity	9.39%	7.77%	162 bp
bp – basis points.

The $704 thousand increase in net income is attributed primarily to a lower provision for loan losses of $1.7 million and lower net other real estate expense of $1.0 million or 96%. Salaries and employee benefits increased $969 thousand and net interest income decreased $676 thousand or 4.9%. The $.13 increase in net income per common share was boosted $.04 by a decrease in preferred stock dividends related to share redemptions. Further information related to the more significant components making up the increase in net income follows.

Net Interest Income

The overall interest rate environment at March 31, 2015, as measured by the Treasury yield curve, remains at very low levels when compared with historical trends. Since year-end 2014, yields for the three and six-month maturities were relatively unchanged, while the two and three-year maturities decreased 13 and 22 basis points, respectively. Yields on longer-term maturities declined 26 and 22 basis points for the ten and thirty-year maturity periods, respectively. At March 31, 2015, the short-term federal funds target interest rate remained between zero and 0.25%, unchanged since December 2008. The Federal Reserve Board (“Federal Reserve”) has indicated that it will be appropriate to raise the federal funds target interest rate when it sees further improvement in the labor market and is reasonably confident that inflation will return to its two percent objective over the medium term. At March 31, 2015, the national and Kentucky unemployment rate was 5.5% and 5.1%, respectively. However, labor force participation rates remain near 30-year lows. The national inflation rate at March 31, 2015 was minus 0.07%.

Net interest income was $13.0 million for the first three months of 2015, a decrease of $676 thousand or 4.9% compared to $13.7 million a year earlier. The decrease in net interest income was driven by a decrease in interest income of $1.2 million or 7.0%, which exceeded a decline in interest expense of $478 thousand or 17.7%. Interest income on loans and investment securities decreased $926 thousand or 7.3% and $253 thousand or 6.8%, respectively. Interest expense on deposits decreased $382 thousand or 31.8% and interest on borrowed funds declined $96 thousand or 6.4%.

The decrease to interest income on loans resulted from a decline in average balances outstanding. The average rate on loans was unchanged in the comparison. The decrease in loan volume has been accelerated by early payoffs of several larger balance credits that were refinanced by competitors with terms below the Company’s underwriting standards. In recent years, the Company has focused on strengthening its credit underwriting standards, which has improved the overall credit quality of the loan portfolio.

Interest income on investment securities is down due mainly to lower rates, partially offset by higher volume. In periods when quality loan demand is low, available funds are invested in lower yielding investment securities or cash equivalents, or otherwise used to manage liquidity, such as for deposit outflows or for the repayment of long-term debt. Average investment securities for the quarter increased $30.6 million or 4.9% from a year ago.

The decrease in interest expense on deposits was driven by rate declines and lower average outstanding balances. Overall declines in interest income on loans and interest paid on deposits are the result of a slow growing economy and related low interest rate environment, competitive pressures, and the Company’s strategy of being more selective in pricing its loans and deposits. The goal of this strategy is to improve credit quality, net interest income, overall profitability, and the capital position.

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

The net interest margin on a taxable equivalent basis was 3.25% for the current quarter, a decrease of 16 basis points compared with 3.41% a year earlier. Net interest spread decreased 16 basis points to 3.09% compared to 3.25% a year ago. The Company expects its net interest margin to remain relatively flat in the near term according to internal modeling using expectations about future market interest rates, the maturity structure of the Company’s earning assets and liabilities, and other factors. Future results could be significantly different than current expectations.

The following tables present an analysis of net interest income for the quarterly periods ended March 31.

Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential

Three Months Ended March 31,	2015			2014
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities
Taxable	$527,342	$2,795	2.15%	$507,013	$3,080	2.46%
Nontaxable[1]	126,044	977	3.14	115,787	926	3.24
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell	100,876	53	.21	56,091	28	.20
Loans[1,2,3]	923,420	11,816	5.19	994,050	12,727	5.19
Total earning assets	1,677,682	$15,641	3.78%	1,672,941	$16,761	4.06%
Allowance for loan losses	(13,791)			(19,598)
Total earning assets, net of allowance for loan losses	1,663,891			1,653,343
Nonearning Assets
Cash and due from banks	23,642			23,297
Premises and equipment, net	34,709			36,172
Other assets	87,318			99,824
Total assets	$1,809,560			$1,812,636
Interest Bearing Liabilities
Deposits
Interest bearing demand	$347,014	$50	.06%	$322,969	$50	.06%
Savings	376,058	116	.13	349,485	158	.18
Time	386,143	655	.69	462,656	995	.87
Federal funds purchased and other short-term borrowings	28,871	10	.14	33,753	19	.23
Securities sold under agreements to repurchase and other long-term borrowings	167,907	1,386	3.35	176,070	1,473	3.39
Total interest bearing liabilities	1,305,993	$2,217	.69%	1,344,933	$2,695	.81%
Noninterest Bearing Liabilities
Demand deposits	301,129			266,939
Other liabilities	26,465			24,878
Total liabilities	1,633,587			1,636,750
Shareholders’ equity	175,973			175,886
Total liabilities and shareholders’ equity	$1,809,560			$1,812,636
Net interest income		13,424			14,066
TE basis adjustment		(421)			(387)
Net interest income		$13,003			$13,679
Net interest spread			3.09%			3.25%
Impact of noninterest bearing sources of funds			.16			.16
Net interest margin			3.25%			3.41%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

2Loan balances include principal balances on nonaccrual loans.

3Loan fees included in interest income amounted to $269 thousand and $239 thousand in 2015 and 2014, respectively.

Analysis of Changes in Net Interest Income (tax equivalent basis)

(In thousands)	Variance	Variance Attributed to
Three Months Ended March 31,	2015/2014[1]	Volume	Rate

Interest Income
Taxable investment securities	$(285)	$690	$(975)
Nontaxable investment securities[2]	51	210	(159)
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell	25	23	2
Loans[2]	(911)	(911)	-
Total interest income	(1,120)	12	(1,132)
Interest Expense
Interest bearing demand deposits	-	-	-
Savings deposits	(42)	66	(108)
Time deposits	(340)	(151)	(189)
Federal funds purchased and other short-term borrowings	(9)	(2)	(7)
Securities sold under agreements to repurchase and other long-term borrowings	(87)	(69)	(18)
Total interest expense	(478)	(156)	(322)
Net interest income	$(642)	$168	$(810)
Percentage change	100.0%	(26.2)%	126.2%

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.

2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Provision for Loan Losses

The provision for loan losses represents charges or credits to earnings that are necessary to maintain an allowance for loan losses at an adequate level to cover credit losses specifically identified in the loan portfolio, as well as management’s best estimate of incurred probable loan losses in the remainder of the portfolio at the balance sheet date. The credit quality of the Company’s loan portfolio continues to improve, as certain credit quality metrics are at or near recent quarterly bests.

The Company recorded a credit to the provision for loan losses in the amount of $1.5 million for the first quarter of 2015 compared to a provision expense of $132 thousand for the first quarter of 2014. The allowance for loan losses as a percentage of outstanding loans was 1.36% at March 31, 2015 compared to 1.50% and 1.90% at year-end 2014 and March 31, 2014, respectively. The decrease in the provision for loan losses is attributed to continuing improvement in the credit quality of the loan portfolio and a decline in outstanding loans. The Company recorded net recoveries of $183 thousand in the current quarter compared with net charge-offs of $2.0 million a year ago. Loan charge-offs for the first quarter of 2014 include $1.0 million related to a group of fraudulent loans and $755 thousand related to one credit secured by commercial real estate.

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

Noninterest Income

The components of noninterest income are as follows for the periods indicated:

Three Months Ended March 31, (In thousands)	2015	2014	Increase (Decrease)%
Service charges and fees on deposits	$1,772	$1,916	$(144)	(7.5)%
Allotment processing fees	1,190	1,245	(55)	(4.4)
Other service charges, commissions, and fees	1,267	1,235	32	2.6
Trust income	571	545	26	4.8
Investment securities gains, net	120	9	111	NM
Gain on sale of mortgage loans, net	165	97	68	70.1
Income from company-owned life insurance	241	246	(5)	(2.0)
Other	115	80	35	43.5
Total noninterest income	$5,441	$5,373	$68	1.3%

NM – not meaningful.

Noninterest income was relatively unchanged in the comparison. The more significant components that changed include higher net gains on the sale of investment securities, higher net gains on the sale of loans, and lower service charge and fees on deposits. The increase in net gains on the sale of investment securities is attributed to normal asset/liability management strategies which result in periodic sales at irregular intervals based on current strategies. Net gains on the sale of loans for the first quarter of 2014 included $92 thousand of nonrecurring losses, $46 thousand related to a group of loans reclassified from held for sale to held for investment and $46 thousand related to a group of mortgage loans sold. Service charges and fees on deposits decreased primarily due to lower overdraft fees of $153 thousand or 13.8% due to lower volume.

Noninterest Expense

The components of noninterest expense are as follows for the periods indicated:

Three Months Ended March 31, (In thousands)	2015	2014	Increase (Decrease)%
Salaries and employee benefits	$8,320	$7,351	$969	13.2%
Occupancy expenses, net	1,227	1,282	(55)	(4.3)
Equipment expenses	618	594	24	4.0
Data processing and communication expenses	1,055	1,005	50	5.0
Bank franchise tax	605	612	(7)	(1.1)
Amortization of intangibles	112	101	11	10.9
Deposit insurance expenses	400	440	(40)	(9.1)
Other real estate expenses, net	45	1,064	(1,019)	(95.8)
Legal expenses	212	194	18	9.3
Other	1,916	1,787	129	7.2
Total noninterest expense	$14,510	$14,430	$80	.6%

Noninterest expense was relatively unchanged in the comparison. The more significant components that changed include higher salaries and employee benefits expense and lower expenses related to repossessed real estate. The increase in salaries and employee benefits is attributed to higher benefit expenses of $600 thousand or 49.3% and higher salaries and related payroll taxes of $371 thousand or 6.1%. The increase in benefit expense is attributed mainly to higher claims related to the Company’s self-funded health insurance plan and, to a lesser degree, an increase in the actuary-determined postretirement benefit expense. The Company had 508 full time equivalent employees at quarter-end, relatively unchanged from a year ago. The decrease in repossessed real estate expenses is primarily the result of impairment charges of $906 thousand recorded in the first quarter of 2014. There were no impairment charges for the current quarter. Expenses related to development, operating, and maintenance of repossessed properties decreased $129 thousand or 52.0%.

Income Taxes

Income tax expense was $1.4 million for the first quarter of 2015, an increase of $285 thousand or 25.4% compared to $1.1 million for the first quarter of 2014. The effective income tax rates were 25.6% and 24.9% for the current and year-ago quarters, respectively.

FINANCIAL CONDITION

Total assets were $1.8 billion at March 31, 2015, an increase of $32.7 million or 1.8% from year-end 2014. Investment securities and cash and cash equivalents increased $22.6 million or 3.6% and $17.9 million or 17.8%, respectively. Loans and other real estate owned (“OREO”) decreased $4.6 million or 0.5% and $2.3 million or 7.1%, respectively.

Cash and cash equivalents and investment securities remain elevated as a result of the Company’s overall net funding position and a lack of high quality loan demand. The fair market value adjustment related to investment securities in the available for sale portfolio increased $2.8 million during the quarter due mainly to favorable changes in market interest rates, primarily on longer dated maturities. Generating high quality loan demand remains a challenge, and the decrease in outstanding loans has been accelerated by early payoffs of several larger balance credits. OREO decreased primarily due to property sales, which outpaced new additions.

Total liabilities were $1.6 billion at March 31, 2015, an increase of $28.2 million or 1.8% compared to December 31, 2014. The increase in total liabilities is mainly attributed to a $29.2 million or 2.1% increase in total deposits, primarily from savings and interest bearing demand deposits. Short-term borrowings decreased $2.2 million or 7.7%. Long-term borrowings were unchanged at $169 million.

Shareholders’ equity was $177 million at March 31, 2015, an increase of $4.5 million or 2.6% compared to $173 million at year-end 2014. The increase in shareholders’ equity was primarily due to net income of $4.1 million and other comprehensive income of $591 thousand. The increase in other comprehensive income was driven by an increase in the after-tax unrealized gain related to the available for sale investment securities portfolio of $1.8 million, partially offset by a $1.2 million decline in the after-tax amount related to the Company’s liability for postretirement medical benefits plan.

Selected balance sheet amounts and related data are presented in the table below and discussion that follows.

(Dollars in thousands, except per share data)	March 31, 2015	December 31, 2014	Increase (Decrease)%
Cash and cash equivalents	$118,848	$100,914	$17,934	17.8%
Investment securities	652,753	630,116	22,637	3.6
Loans, net of allowance of $12,606 and $13,968	914,783	917,975	(3,192)	(0.3)
Other real estate owned	29,700	31,960	(2,260)	(7.1)
Other assets	99,254	101,641	(2,387)	(2.3)
Total assets	$1,815,338	$1,782,606	$32,732	1.8%

Deposits	$1,416,376	$1,387,161	$29,215	2.1%
Federal funds purchased and other short-term borrowings	26,383	28,590	(2,207)	(7.7)
Other borrowings	168,660	168,694	(34)	-
Other liabilities	26,494	25,232	1,262	5.0
Total liabilities	1,637,913	1,609,677	28,236	1.8

Preferred stock	10,000	10,000	-	-
Common stock	936	936	-	-
Capital surplus	51,400	51,344	56	.1
Retained earnings	109,623	105,774	3,849	3.6
Accumulated other comprehensive income (loss)	5,466	4,875	591	12.1
Total shareholders’ equity	177,425	172,929	4,496	2.6
Total liabilities and shareholders’ equity	$1,815,338	$1,782,606	$32,732	1.8%

End of period tangible book value per common share[1]	$22.30	$21.69	$.61	2.8%
End of period per common share closing price	23.25	23.29	(.04)	(.2)

1Represents total common equity less intangible assets divided by the number of common shares outstanding at the end of the period.

Temporary Investments

Temporary investments consist of interest bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell, and money market mutual funds. The Company uses these funds in the management of liquidity and interest rate sensitivity or as a short-term holding prior to subsequent movement into other investments with higher yields or for other purposes. At March 31, 2015, temporary investments were $97.0 million, an increase of $22.9 million or 30.9% from year-end 2014.

Investment Securities

The investment securities portfolio is comprised primarily of residential mortgage-backed securities, tax-exempt securities of states and political subdivisions, and debt securities issued by U.S. government-sponsored agencies. Substantially all of the Company’s investment securities are designated as available for sale. Proceeds received from maturing or called investment securities not needed to fund higher-earning loans are either reinvested in similar investments or used to manage liquidity, such as for deposit outflows or other payment obligations. Total investment securities had a carrying amount of $653 million at March 31, 2015, an increase of $22.6 million or 3.6% compared to $630 million at year-end 2014.

The increase in investment securities was driven by net purchases totaling $20.8 million and an increase in the market value adjustment related to the available for sale portfolio of $2.8 million, partially offset by net premium amortization of $1.1 million. The increase in the value of the available for sale securities portfolio is attributed to higher bond prices related to longer term maturity periods. Yields for the five, ten and 30-year Treasury securities each declined during the first three months of 2015. Generally, as market interest rates decrease, the value of fixed rate investments increases.

Investment securities include single-issuer trust preferred capital securities of a U.S. based global financial services firm. The amortized cost and estimated fair value of this investment at March 31, 2015 was $5.9 million and $5.4 million, respectively. This represents a decrease in fair value of $162 thousand or 2.9% compared to $5.5 million at year-end 2014.

The Company’s investment in the single-issuer trust preferred capital securities continues to perform according to contractual terms and the issuer of these securities is rated as investment grade by major rating agencies. The issuer of the securities announced in the first quarter of 2015 an increase in per share common dividend payments and authorization of a common equity repurchase plan. The Company does not intend to sell these securities nor does the Company believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company believes these securities are not impaired due to reasons of credit quality or other factors, but rather the unrealized loss is primarily attributed to continuing uncertainties in both international and domestic economies and market volatility. The Company believes that it will collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will continue to recover as they approach their maturity dates.

Loans

Loans were $927 million at March 31, 2015, a decrease of $4.6 million or 0.5% compared to year-end 2014. High quality loan demand remains weak, and the Company continues a measured and cautious approach to loan originations while working to further reduce its level of nonperforming assets in a slow growth economy. Generating high quality loan demand continues to be a challenge, and the decrease in outstanding loans has been accelerated by early payoffs of several larger balance credits. Early payoffs include five larger credits ranging between $1.2 million to $4.2 million, which were refinanced by competitors with terms below the Company’s underwriting standards. Loan payments include $884 thousand related to nonaccrual loans during the quarter.

The composition of the loan portfolio is summarized in the table below.

	March 31, 2015		December 31, 2014
(Dollars in thousands)	Amount	%	Amount	%

Real estate mortgage – construction and land development	$96,805	10.4%	$97,045	10.4%
Real estate mortgage – residential	354,530	38.2	361,022	38.7
Real estate mortgage – farmland and other commercial enterprises	375,120	40.5	375,277	40.3
Commercial, financial, and agriculture	88,106	9.5	85,028	9.1
Installment	12,714	1.4	13,413	1.5
Lease financing	114	-	158	-
Total	$927,389	100.0%	$931,943	100.0%

On an average basis, loans represented 55.0% of earning assets for the first three months of 2015, a decrease of 326 basis points compared to 58.3% for the year 2014. The decrease in the level of loans as a percentage of earning assets reflects the overall lack of high quality loan demand which the Company desires. As loan demand changes, available funds are reallocated between temporary investments or investment securities, which typically involve a decrease in credit risk and result in lower yields.

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

The allowance for loan losses was $12.6 million or 1.36% of outstanding loans at March 31, 2015. This compares to $14.0 million or 1.50% of net loans outstanding at year-end 2014. The decrease in the allowance as a percentage of net loans outstanding from the prior year-end is resulted primarily from a credit to the provision for loan losses of $1.5 million. As a percentage of nonperforming loans, the allowance for loan losses was 34.1% at March 31, 2015 compared to 38.9% at year-end 2014. The relatively low amount of the allowance for loan losses as a percentage of nonperforming loans is due mainly to the makeup of nonperforming loans.

Nonperforming loans include $25.8 million of accruing restructured loans representing 70% of total nonperforming loans at the end of the quarter. At year-end 2014, this amount was $24.4 million or 68%. The allowance attributed to credits that are restructured with lower interest rates generally represents the difference in the present value of future cash flows calculated at the loan’s original effective interest rate and the new lower rate. This typically results in a reserve for loan losses that is less severe than for other loans that are collateral dependent. The allowance specifically allocated to impaired loans, which includes restructured loans, was $2.8 million or 6.2% and $3.4 million or 7.7% of such loans at quarter-end and year-end, respectively. As a percentage of nonaccrual loans and loans past due 90 days or more and still accruing, the allowance for loan losses was 113% and 121% for the current quarter and year-end 2014, respectively.

The overall improvement in the credit quality of the loan portfolio experienced during 2014 continued during the first three months of 2015. Certain credit quality measures are summarized in the table that follows for the periods indicated. Several of these measures are at the best level in the last three years.

(In thousands)	March 31, 2015	December 31, 2014	March 31, 2014	Three-year High[1]	Three-year Low[1]
Nonperforming loans	$36,948	$35,937	$51,098	$72,167	$35,937
Nonaccrual loans	11,113	11,508	24,720	54,598	11,113
Loans past due 30-89 days and still accruing	1,357	1,352	2,465	11,940	1,352
Loans graded substandard or below	50,518	52,313	76,852	126,503	50,518
Impaired loans	45,574	43,955	58,460	92,228	43,955
Loans, net of unearned income	927,389	931,943	983,919	1,040,439	927,389

1Based on quarter-end balances over the previous three years.

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

Nonperforming loans were $36.9 million at March 31, 2015, an increase of $1.0 million or 2.8% compared to $35.9 million at year-end 2014. Restructured loans were up $1.4 million or 5.7%, which was partially offset by a decrease in nonaccrual loans of $395 thousand or 3.4%. Accruing restructured loans make up $25.8 million or 70% of the Company’s nonperforming loans at March 31, 2015 compared with $11.1 million or 30% related to nonaccrual loans. Nonaccrual loans have decreased to the lowest level since the third quarter of 2007. Nonperforming loans, presented by class, were as follows for the periods indicated.

Nonperforming Loans

(In thousands)	March 31, 2015	December 31, 2014
Nonaccrual Loans
Real Estate
Real estate mortgage – construction and land development	$3,165	$3,744
Real estate mortgage – residential	3,443	3,474
Real estate mortgage – farmland and other commercial enterprises	4,401	4,202
Commercial
Commercial and industrial	76	81
Other	9	7
Consumer
Secured	13	-
Unsecured	6	-
Total nonaccrual loans	$11,113	$11,508

Restructured Loans
Real Estate
Real estate mortgage – construction and land development	$3,679	$3,742
Real estate mortgage – residential	4,408	4,674
Real estate mortgage – farmland and other commercial enterprises	17,738	16,004
Consumer
Unsecured	8	9
Total restructured loans	$25,833	$24,429

Past Due 90 Days or More and Still Accruing
Consumer
Unsecured	$2	$-
Total past due 90 days or more and still accruing	$2	$-

Total nonperforming loans	$36,948	$35,937

Ratio of total nonperforming loans to total loans	4.0%	3.9%

The most significant components of nonperforming loans include nonaccrual and restructured loans. Activity during 2015 related to these two components was as follows:

(In thousands)	Nonaccrual Loans	Restructured Loans
Balance at December 31, 2014	$11,508	$24,429
Additions	762	2,740
Principal paydowns	(884)	(1,336)
Transfers to other real estate owned/other foreclosed assets	(175)	-
Charge-offs	(98)	-
Balance at March 31, 2015	$11,113	$25,833

The Company’s comprehensive risk-grading and loan review program includes a review of loans to assess risk and assign a grade to those loans, a review of delinquencies, and an assessment of loans for needed charge-offs or placement on nonaccrual status. The Company had loans in the amount of $62.4 million and $64.7 million at March 31, 2015 and year-end 2014, respectively, which were performing but considered potential problem loans and are not included in the nonperforming loan totals in the table above. These loans, however, are considered in establishing an appropriate allowance for loan losses. The balance outstanding for potential problem credits is mainly attributed to lingering weaknesses in the overall economy which continue to strain many of the Company’s customers. Potential problem loans include a variety of borrowers and are secured primarily by various types of real estate including commercial, construction properties, and residential real estate developments. At March 31, 2015, the five largest potential problem credits were $13.8 million in the aggregate compared to $13.9 million at year-end 2014.

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

Other Real Estate

OREO includes real estate properties acquired by the Company through, or in lieu of, actual foreclosure. At March 31, 2015, OREO was $29.7 million, a decrease of $2.3 million or 7.1% compared to $32.0 million at year-end 2014. The decrease was driven by sales activity, including one larger-balance residential real estate development property that sold for $986 thousand and one larger-balance residential real estate property that sold for $525 thousand. OREO has declined $22.9 million or 43.5% from its peak of $52.6 million, which occurred at year-end 2012. A summary of OREO activity for 2015 follows.

(In thousands)	Amount
Balance at December 31, 2014	$31,960
Transfers from loans and other increases	206
Proceeds from sales	(2,540)
Net gain on sales	74
Balance at March 31, 2015	$29,700

Deposits

A summary of the Company’s deposits are as follows for the periods indicated.

	End of Period			Average
(In thousands)	March 31, 2015	December 31, 2014	Increase (Decrease)	Three Months March 31, 2015	Twelve Months December 31, 2014	Increase (Decrease)
Noninterest Bearing	$305,232	$292,788	$12,444	$301,129	$281,025	$20,104

Interest Bearing
Demand	353,498	335,657	17,841	347,014	320,947	26,067
Savings	382,796	363,185	19,611	376,058	357,156	18,902
Time	374,850	395,531	(20,681)	386,143	433,756	(47,613)
Total interest bearing	1,111,144	1,094,373	16,771	1,109,215	1,111,859	(2,644)

Total Deposits	$1,416,376	$1,387,161	$29,215	$1,410,344	$1,392,884	$17,460

The increase in total end of period deposits was driven by higher savings deposit and interest bearing demand deposits of $19.6 million or 5.4% and $17.8 million or 5.3%, respectively. Noninterest bearing deposit balances increased $12.4 million or 4.3% and time deposits decreased $20.7 million or 5.2%. The decrease in time deposits is a result of the Company’s overall high liquidity position and a strategy to lower overall funding costs, mainly by allowing higher-rate certificates of deposit to roll off or reprice at lower interest rates. Many of those balances have been rolled into interest and noninterest bearing demand accounts or savings accounts by the customer. As rates have decreased throughout the deposit portfolio, many customers have opted to transfer funds from maturing time deposits or investments from other sources into short-term demand or savings accounts. The Company has not sought out or accepted brokered deposits in the past nor does it have plans to do so in the future.

Borrowed Funds

Total borrowed funds were $195 million at March 31, 2015, a decrease of $2.2 million or 1.1% from year-end 2014. The decrease in borrowed funds was driven by a $2.2 million or 7.7% decrease in short-term borrowings. The decrease is attributed to a decline in repurchase agreements with commercial depositors in the normal course of business. Short-term borrowings primarily represent funds that have been swept out of the deposit accounts of certain qualifying commercial customers into repurchase agreements and accounted for as secured borrowings by the Company. Long-term borrowings were unchanged at $169 million.

LIQUIDITY

The primary source of funds for the Parent Company is the receipt of dividends from its subsidiary banks, balances of cash and cash equivalents maintained, and borrowings from nonaffiliated sources. Payment of dividends by the Company’s subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. Furthermore Citizens Bank of Northern Kentucky, Inc. (“Citizens Northern”) must obtain regulatory approval to declare or pay dividends to the Parent Company in connection with a prior regulatory agreement. Capital ratios at each of the Company’s four subsidiary banks exceed regulatory established “well-capitalized” status at March 31, 2015 under the prompt corrective action regulatory framework; however, Citizens Northern is required to maintain capital ratios at a higher level as outlined in its regulatory agreement. The capital ratios at Citizens Northern exceeded the required higher amounts at March 31, 2015.

The Parent Company’s primary uses of cash include the payment of dividends to its preferred and common shareholders, injecting capital into subsidiaries, paying interest expense on borrowings, and payments for general operating expenses. The Company is no longer required to receive permission from its banking regulators to make interest payments on its trust preferred securities or to pay dividends on its common and preferred stock. However, the Company’s current goal is to redeem all of its outstanding preferred stock before considering the payment of a dividend on its common stock. The Company redeemed 20,000 shares, or two-thirds, of its outstanding preferred stock during 2014. On May 5, 2015, the Company announced that it received approval from its banking regulators to redeem the final 10,000 outstanding shares. The Company expects to complete the redemption during the second quarter of 2015.

The Parent Company had cash and cash equivalents of $32.0 million and $32.1 million at March 31, 2015 and year-end 2014, respectively. Significant cash receipts of the Parent Company for 2015 include a return of capital from a nonbank subsidiary of $855 thousand and management fees from subsidiaries of $609 thousand. Significant cash payments by the Parent Company in 2015 include $800 thousand for salaries, payroll taxes, and employee benefits, $225 thousand for the payment of dividends on outstanding preferred stock, and $210 thousand for the payment of interest expense on subordinated notes payable.

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

As of March 31, 2015, the Company had $227 million of additional borrowing capacity under various FHLB, federal funds, and other borrowing agreements. However, there is no guarantee that these sources of funds will continue to be available to the Company, or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in the Company’s liquidity from these sources. The Company’s borrowing capacity was $224 million at year-end 2014.

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

Liquid assets consist of cash and cash equivalents and available for sale investment securities. At March 31, 2015, consolidated liquid assets were $768 million, up $40.6 million or 5.6% compared to $727 million at year-end 2014. The Company’s liquidity position remains elevated mainly as a result of the Company’s overall net funding position and weak, high-quality loan demand. The overall funding position of the Company changes as loan demand, deposit levels, and other sources and uses of funds fluctuate.

Net cash provided by operating activities was $5.5 million and $11.2 million for the first three months of 2015 and 2014, respectively. This represents a decrease of $5.7 million or 51.2%, led by a decrease in proceeds from the sale of mortgage loans of $3.4 million. Net cash flow used in investing activities was $14.3 million for 2015 compared with net inflows of $18.6 million for 2014. This represents a change of $32.9 million and was driven by investment securities and loan activity. The Company had net cash outflows of $20.8 million related to investment securities for 2015 compared with net cash inflows of $6.7 million in the year-ago period. Net cash outflows for the current period represent purchases in excess of proceeds from the sale, maturity, and call of investment securities. For loans, net repayments were $4.4 million for 2015, down $7.2 million or 61.9% compared to $11.6 million a year ago. During 2015, excess funds, primarily from deposits, have been used more to purchase investment securities as high quality loan demand remains low.

Net cash provided by financing activities was $26.8 million for the first three months of 2015 compared with a net use of cash of $3.1 million for the comparable period a year earlier. The change was driven primarily by deposit activity. For 2015, deposits increased $29.2 million or 2.1% compared with a decrease of $983 thousand for 2014. Net repayments on short-term borrowings were $2.2 million and $1.7 million for 2015 and 2014, respectively.

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

CAPITAL RESOURCES

Shareholders’ equity was $177 million at March 31, 2015, an increase of $4.5 million or 2.6% compared to $173 million at year-end 2014. The increase in shareholders’ equity was driven by net income of $4.1 million and higher other comprehensive income of $591 thousand, partially offset by dividends on preferred stock of $225 thousand. Other comprehensive income includes an increase of $1.8 million related to the after-tax amount in the unrealized gain on available for sale investment securities, partially offset by a decrease of $1.2 million attributed to the after-tax amount related to the Company’s liability for postretirement medical benefits plan. The increase in the unrealized gain on available for sale investment securities correlates to a general decline in long term market interest rates. As market interest rates fall, the value of fixed rate investments increases. The decrease related to postretirement medical benefits reflects changes in actuarial assumptions attributed to plan valuation.

On January 9, 2009, the Company issued 30,000 shares of Series A, no par value cumulative perpetual preferred stock. The Company redeemed 20,000 of the preferred shares during 2014. On May 5, 2015, the Company announced that it received approval from its banking regulators to redeem the final 10,000 outstanding shares. The Company expects to complete the redemption during the second quarter of 2015.

At March 31, 2015, the Company’s tangible capital ratio was 9.76%, an increase of eight basis points compared to 9.68% at year-end 2014. The tangible capital ratio represents tangible equity as a percentage of tangible assets, which excludes intangible assets. Tangible common equity to tangible assets, which further excludes outstanding preferred stock, was 9.21% and 9.12% at March 31, 2015 and year-end 2014, respectively. This represents an increase of nine basis points in the comparison.

In July 2013, U.S. banking regulators adopted final rules related to standards on bank capital adequacy and liquidity (commonly referred to as “Basel III”). The new rules were effective for the Company beginning on January 1, 2015, subject to a phase-in period for certain provisions extending through January 1, 2019. The rules include a new common equity Tier 1 capital ratio, an increase to the minimum Tier 1 capital ratio, an increase to risk-weightings of certain assets, implementation of a new capital conservation buffer in excess of the required minimum (which is set to be phased in beginning in 2016), and changes to how regulatory capital is defined. The Company and each of its bank subsidiaries meet the minimum capital ratios and a fully phased-in capital conservation buffer under the new rules.

Consistent with the objective of operating a sound financial organization, the Company’s goal is to maintain capital ratios well above the regulatory minimum requirements. The capital ratios of the Company and its subsidiary banks are presented in the following table for the dates indicated.

	March 31, 2015				December 31, 2014
	Common Equity Tier 1 Risk-based Capital[1]	Tier 1 Risk-based Capital[1]	Total Risk-based Capital[1]	Tier 1 Leverage[2]	Common Equity Tier 1 Risk-based Capital[1]	Tier 1 Risk-based Capital[1]	Total Risk-based Capital[1]	Tier 1 Leverage[2]
Consolidated	14.48%	19.62%	20.75%	12.12%	N/A	19.75%	21.00%	12.04%
Farmers Bank & Capital Trust Company	17.33	17.33	18.25	9.48	N/A	17.71	18.70	9.40
United Bank & Trust Company	19.04	19.04	20.29	11.92	N/A	18.00	19.26	11.08
First Citizens Bank, Inc.	14.61	14.61	15.24	10.09	N/A	13.66	14.30	9.44
Citizens Northern[3]	14.14	14.14	15.39	9.72	N/A	14.46	15.71	10.11

Regulatory minimum	4.50	6.00	8.00	4.00	N/A	4.00	8.00	4.00
Well-capitalized status	6.50	8.00	10.00	5.00	N/A	6.00	10.00	5.00

1Common Equity Tier 1 Risked-based, Tier 1 Risk-based, and Total Risk-based Capital ratios are computed by dividing a bank’s Common Equity Tier 1, Tier 1 or Total Capital, as defined by regulation, by a risk-weighted sum of the bank’s assets, with the risk weighting determined by general standards established by regulation. The safest assets (e.g., government obligations) are assigned a weighting of 0% with riskier assets receiving higher ratings (e.g., ordinary commercial loans are assigned a weighting of 100%).

2Tier 1 Leverage ratio is computed by dividing a bank’s Tier 1 Capital, as defined by regulation, by its total quarterly average assets.

3See Note 10 to the Company’s unaudited condensed consolidated financial statements included as part of this Form 10-Q for minimum capital ratios required as part of the banks regulatory agreement.

N/A – Not applicable.

Regulatory Agreements

Citizens Northern is party to a supervisory agreement with its primary banking regulator. This agreement is summarized in Note 10 to the unaudited condensed consolidated financial statements of this Form 10-Q. The agreement is discussed in significantly greater detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 under the caption “Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

There have been no changes to the regulatory agreement at Citizens Northern in 2015. The Company believes it is adequately addressing all issues of the regulatory agreement to which it is subject and is in compliance with the agreement. However, only the regulatory agencies can determine if compliance with the applicable regulatory agreements have been met. Regulators continue to monitor the Company’s progress and compliance with the regulatory agreement through periodic on-site examinations, regular communications, and quarterly data analysis. The results of these examinations and communications show satisfactory progress toward meeting the requirements included in the regulatory agreement.

The agreement entered into during 2009 between the United Bank & Trust Company and its primarily regulators was terminated during the first quarter 2015 as a result of continued satisfactory compliance.

The Parent Company maintains cash available to fund a certain amount of additional injections of capital to its bank subsidiaries if necessary. If needed, further amounts in excess of available cash may be funded by future public or private sales of securities, although the Parent Company is currently under no directive by its regulators to raise any additional capital.

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

At March 31, 2015, the model indicated that if rates were to gradually increase by 150 basis points during the remainder of the calendar year, then net interest income and net income would decrease 0.01% and 0.2%, respectively for the year ending December 31, 2015 when compared to the forecasted results for the most likely rate environment. The model indicated that if rates were to gradually decrease by 150 basis points over the same period, then net interest income and net income would decrease 1.2% and 3.1%, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended March 31, 2015 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

As of March 31, 2015, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. It is the opinion of management, after discussion with legal counsel, that the disposition or ultimate resolution of such claims and legal actions will not have a material effect upon the consolidated financial statements of the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Protocols

During 2014, the Company changed the form of payment to its directors for board meeting and quarterly fees from 100% cash to 50% in cash and 50% in Company common stock. The shares are issued as part of a plan adopted by the board of directors. Each director has elected to participate by entering into an agreement with the Company to accept common stock in lieu of cash for 50% of the director’s board meeting and quarterly fees. As the shares are only issued to directors as part of a plan approved by the board, the shares are exempt from the registration requirements of the Securities Act of 1933, as amended (the “1933 Act”), as a sale not involving any public offering under Section 4(2) of the 1933 Act. Attendance for committee meetings continue to be paid completely in cash. As employee directors are not paid director’s fees, only non-employee directors receive stock under this plan.

In the quarter ended March 31, 2015, the Company issued a total of 770 shares of common stock to its non-employee directors under this plan as compensation for $18 thousand of director fees. The cash retained by the Company by issuing common stock in lieu of paying cash is used for general corporate purposes. There are no brokers involved in the issuance of stock to directors and no commissions or other broker fees are paid.

At various times, the Company’s Board of Directors has authorized the purchase of shares of the Company’s outstanding common stock. No stated expiration dates have been established under any of the previous authorizations. There were no shares of common stock repurchased by the Company during the quarter ended March 31, 2015. There are 84,971 shares that may still be purchased under the various authorizations, although no shares have been purchased since 2008.

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

10.3

Amendment No. 1 to Employment agreement dated December 10, 2012 between Farmers Capital Bank Corporation and Lloyd C. Hillard, Jr. (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 30, 2013 (File No. 000-14412)).

10.4

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

Date:	May 6, 2015	/s/ Lloyd C. Hillard, Jr.
Lloyd C. Hillard, Jr.
President and CEO
(Principal Executive Officer)

Date:	May 6, 2015	/s/ Mark A. Hampton
Mark A. Hampton
Executive Vice President, CFO, and Secretary
(Principal Financial and Accounting Officer)