Form 10-Q
period 2015-06-30
FARMERS CAPITAL BANK CORP
filed 2015-08-07
CIK 713095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 OR 15(d) of

The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

7,495,170 shares outstanding at August 6, 2015

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
Unaudited Condensed Consolidated Balance Sheets	3
Unaudited Condensed Consolidated Statements of Income	4
Unaudited Condensed Consolidated Statements of Comprehensive Income	5
Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity	6
Unaudited Condensed Consolidated Statements of Cash Flows	7
Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3. Quantitative and Qualitative Disclosures About Market Risk	54

Item 4. Controls and Procedures	54

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	55

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 6. Exhibits	55

SIGNATURES	58

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in thousands, except share data)	2015	2014
Assets
Cash and cash equivalents:
Cash and due from banks	$22,586	$26,770
Interest bearing deposits in other banks	42,574	67,152
Federal funds sold and securities purchased under agreements to resell	5,262	6,992
Money market mutual funds	11,200	-
Total cash and cash equivalents	81,622	100,914
Investment securities:
Available for sale, amortized cost of $612,243 (2015) and $618,429 (2014)	618,297	626,388
Held to maturity, fair value of $3,871 (2015) and $3,923 (2014)	3,703	3,728
Total investment securities	622,000	630,116
Loans, net of unearned income	933,305	931,943
Allowance for loan losses	(12,199)	(13,968)
Loans, net	921,106	917,975
Premises and equipment, net	34,176	34,933
Company-owned life insurance	29,809	29,363
Intangible assets, net	225	449
Other real estate owned	26,214	31,960
Other assets	35,261	36,896
Total assets	$1,750,413	$1,782,606
Liabilities
Deposits:
Noninterest bearing	$298,665	$292,788
Interest bearing	1,060,509	1,094,373
Total deposits	1,359,174	1,387,161
Federal funds purchased and other short-term borrowings	27,359	28,590
Securities sold under agreements to repurchase and other long-term borrowings	120,150	119,724
Subordinated notes payable to unconsolidated trusts	48,970	48,970
Dividends payable	-	113
Other liabilities	26,983	25,119
Total liabilities	1,582,636	1,609,677
Shareholders’ Equity
Preferred stock, no par value	-	10,000
1,000,000 shares authorized; none and 10,000 Series A shares issued and outstanding at June 30, 2015 and December 31, 2014
Common stock, par value $.125 per share	937	936
14,608,000 shares authorized; 7,494,535 and 7,489,388 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively
Capital surplus	51,470	51,344
Retained earnings	112,955	105,774
Accumulated other comprehensive income	2,415	4,875
Total shareholders’ equity	167,777	172,929
Total liabilities and shareholders’ equity	$1,750,413	$1,782,606

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2015	2014	2015	2014
Interest Income
Interest and fees on loans	$12,371	$12,676	$24,087	$25,318
Interest on investment securities:
Taxable	2,641	2,980	5,436	6,060
Nontaxable	665	637	1,321	1,261
Interest on deposits in other banks	41	37	91	64
Interest on federal funds sold and securities purchased under agreements to resell	3	1	6	2
Total interest income	15,721	16,331	30,941	32,705
Interest Expense
Interest on deposits	737	1,104	1,558	2,307
Interest on federal funds purchased and other short-term borrowings	10	11	20	30
Interest on securities sold under agreements to repurchase and other long-term borrowings	1,187	1,279	2,363	2,543
Interest on subordinated notes payable to unconsolidated trusts	214	210	424	419
Total interest expense	2,148	2,604	4,365	5,299
Net interest income	13,573	13,727	26,576	27,406
Provision for loan losses	(264)	(1,388)	(1,809)	(1,256)
Net interest income after provision for loan losses	13,837	15,115	28,385	28,662
Noninterest Income
Service charges and fees on deposits	1,907	1,991	3,679	3,907
Allotment processing fees	1,102	1,274	2,292	2,519
Other service charges, commissions, and fees	1,347	1,399	2,614	2,634
Trust income	583	523	1,154	1,068
Investment securities gain (losses), net	45	(84)	165	(75)
Gains on sale of mortgage loans, net	173	123	338	220
Income from company-owned life insurance	227	233	468	479
Other	124	532	239	612
Total noninterest income	5,508	5,991	10,949	11,364
Noninterest Expense
Salaries and employee benefits	7,852	7,342	16,172	14,693
Occupancy expenses, net	1,219	1,209	2,446	2,491
Equipment expenses	609	593	1,227	1,187
Data processing and communication expenses	1,074	969	2,129	1,974
Bank franchise tax	607	610	1,212	1,222
Amortization of intangibles	113	101	225	202
Deposit insurance expense	404	461	804	901
Other real estate expenses, net	726	938	771	2,002
Legal expenses	189	228	401	422
Other	1,681	1,872	3,597	3,659
Total noninterest expense	14,474	14,323	28,984	28,753
Income before income taxes	4,871	6,783	10,350	11,273
Income tax expense	1,369	1,959	2,774	3,079
Net income	3,502	4,824	7,576	8,194
Less preferred stock dividends and discount accretion	170	563	395	1,100
Net income available to common shareholders	$3,332	$4,261	$7,181	$7,094
Per Common Share
Net income - basic and diluted	$.44	$.57	$.96	$.95
Cash dividends declared	N/A	N/A	N/A	N/A
Weighted Average Common Shares Outstanding
Basic and diluted	7,492	7,482	7,491	7,481

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
Net Income	$3,502	$4,824	$7,576	$8,194
Other comprehensive income (loss):
Unrealized holding (loss) gain on available for sale securities arising during the period on securities held at end of period, net of tax of $(1,634), $2,678 $(613) and $4,618, respectively	(3,035)	4,973	(1,138)	8,577

Reclassification adjustment for prior period unrealized (gain) loss previously reported in other comprehensive income recognized during current period, net of tax of $17, $8, $54 and $(36), respectively	(31)	(15)	(101)	67

Change in unfunded portion of postretirement benefit obligation, net of tax of $8, $13, $(657) and $25, respectively	15	23	(1,221)	46

Other comprehensive (loss) income	(3,051)	4,981	(2,460)	8,690
Comprehensive income	$451	$9,805	$5,116	$16,884

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except per share data)						Accumulated
						Other	Total
Six months ended	Preferred	Common Stock		Capital	Retained	Comprehensive	Shareholders’
June 30, 2015 and 2014	Stock	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
Balance at January 1, 2015	$10,000	7,489	$936	$51,344	$105,774	$4,875	$172,929
Net income	-	-	-	-	7,576	-	7,576
Other comprehensive income	-	-	-	-	-	(2,460)	(2,460)
Cash dividends declared – preferred, $39.50 per share	-	-	-	-	(395)	-	(395)
Redemption of preferred stock	(10,000)	-	-	-	-	-	(10,000)
Shares issued under director compensation plan	-	2	-	45	-	-	45
Shares issued pursuant to employee stock purchase plan	-	4	1	65	-	-	66
Expense related to employee stock purchase plan	-	-	-	16	-	-	16
Balance at June 30, 2015	$-	7,495	$937	$51,470	$112,955	$2,415	$167,777

Balance at January 1, 2014	$29,988	7,479	$935	$51,102	$91,242	$(3,212)	$170,055
Net income	-	-	-	-	8,194	-	8,194
Other comprehensive loss	-	-	-	-	-	8,690	8,690
Cash dividends declared – preferred, $40.00 per share	-	-	-	-	(1,088)	-	(1,088)
Preferred stock discount accretion	12	-	-	-	(12)	-	-
Redemption of preferred stock	(10,000)	-	-	-	-	-	(10,000)
Shares issued under director compensation plan	-	2	-	36	-	-	36
Shares issued pursuant to employee stock purchase plan	-	3	-	63	-	-	63
Expense related to employee stock purchase plan	-	-	-	19	-	-	19
Balance at June 30, 2014	$20,000	7,484	$935	$51,220	$98,336	$5,478	$175,969

See accompanying notes to unaudited condensed consolidated financial statements.

 Unaudited Condensed Consolidated Statements of Cash Flows

Six months ended June 30, (In thousands)	2015	2014
Cash Flows from Operating Activities
Net income	$7,576	$8,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,010	2,012
Net premium amortization of investment securities:
Available for sale	2,170	1,895
Held to maturity	25	16
Provision for loan losses	(1,809)	(1,256)
Deferred income tax expense	88	2
Noncash employee stock purchase plan expense	16	19
Noncash director fee compensation	45	36
Mortgage loans originated for sale	(13,484)	(12,584)
Proceeds from sale of mortgage loans	13,511	16,156
Gain on sale of mortgage loans, net	(338)	(220)
Loss (gain) on disposal and write downs of premises and equipment, net	15	(5)
Net loss on sale and write downs of other real estate	557	1,508
Net (gain) loss on sale of available for sale investment securities	(165)	75
Increase in cash surrender value of company-owned life insurance	(446)	(460)
Decrease in accrued interest receivable	215	231
Decrease in other assets	2,498	977
Decrease in accrued interest payable	(47)	(72)
Increase in other liabilities	5	2,337
Net cash provided by operating activities	12,442	18,861
Cash Flows from Investing Activities
Proceeds from maturities and calls of available for sale investment securities	65,795	41,485
Proceeds from sale of available for sale investment securities	12,406	12,104
Purchase of investment securities:
Available for sale	(74,020)	(45,697)
Held to maturity	-	(3,065)
Proceeds from sale of restricted stock investments, net	-	148
Loans originated for investment (greater) less than principal collected, net	(1,146)	18,945
Purchase of premises and equipment	(941)	(1,350)
Proceeds from sale of other real estate	5,406	2,803
Proceeds from disposals of premises and equipment	-	5
Net cash provided by investing activities	7,500	25,378
Cash Flows from Financing Activities
Net decrease in deposits	(27,987)	(27,542)
Net decrease in federal funds purchased and other short-term borrowings	(1,231)	(4,893)
Proceeds from securities sold under agreements to repurchase and other long-term borrowings	504	5
Repayments of securities sold under agreements to repurchase and other long-term borrowings	(78)	(88)
Redemption of preferred stock	(10,000)	(10,000)
Dividends paid, preferred	(508)	(1,050)
Shares issued under employee stock purchase plan	66	63
Net cash used in financing activities	(39,234)	(43,505)
Net (decrease) increase in cash and cash equivalents	(19,292)	734
Cash and cash equivalents at beginning of year	100,914	68,253
Cash and cash equivalents at end of period	$81,622	$68,987
Supplemental Disclosures
Cash paid during the period for:
Interest	$4,412	$5,371
Income taxes	350	750
Transfers from loans to other real estate	393	6,668
Sale and financing of other real estate	258	1,459
Cash dividends payable, preferred	-	225

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

Farmers Bank’s significant subsidiaries include EG Properties, Inc. and Farmers Capital Insurance Corporation (“Farmers Insurance”). EG Properties, Inc. is involved in real estate management and liquidation for certain repossessed properties of Farmers Bank and Farmers Insurance is an insurance agency in Frankfort, KY. United Bank has one wholly-owned subsidiary, EGT Properties, Inc. EGT Properties, Inc. is involved in real estate management and liquidation for certain repossessed properties of United Bank. First Citizens has one wholly-owned subsidiary, HBJ Properties, LLC. HBJ Properties, LLC is involved in real estate management and liquidation for certain repossessed properties of First Citizens. Citizens Northern has one wholly-owned subsidiary, ENKY Properties, Inc. ENKY Properties, Inc. is involved in real estate management and liquidation for certain repossessed properties of Citizens Northern.

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

3. Accumulated Other Comprehensive Income

The following table presents changes in accumulated other comprehensive income by component, net of tax, for the periods indicated.

Three months ended June 30,	2015			2014
(In thousands)	Unrealized Gains and Losses on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total	Unrealized Gains and Losses on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total
Beginning balance	$7,001	$(1,535)	$5,466	$63	$434	$497
Other comprehensive (loss) income before reclassifications	(3,035)	-	(3,035)	4,973	-	4,973
Amounts reclassified from accumulated other comprehensive income	(31)	15	(16)	(15)	23	8
Net current-period other comprehensive (loss) income	(3,066)	15	(3,051)	4,958	23	4,981
Ending balance	$3,935	$(1,520)	$2,415	$5,021	$457	$5,478

Six months ended June 30,	2015			2014
(In thousands)	Unrealized Gains and Losses on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total	Unrealized Gains and Losses on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total
Beginning balance	$5,174	$(299)	$4,875	$(3,623)	$411	$(3,212)
Other comprehensive (loss) income before reclassifications	(1,138)	(1,251)	(2,389)	8,577	-	8,577
Amounts reclassified from accumulated other comprehensive income	(101)	30	(71)	67	46	113
Net current-period other comprehensive (loss) income	(1,239)	(1,221)	(2,460)	8,644	46	8,690
Ending balance	$3,935	$(1,520)	$2,415	$5,021	$457	$5,478

The following table presents amounts reclassified out of accumulated other comprehensive income by component for the period indicated. Line items in the statement of income affected by the reclassification are also presented.

	Amount Reclassified from Accumulated Other Comprehensive Income				Affected Line Item in the Statement Where Net Income is Presented
	Three months ended June 30,		Six months ended June 30,
(In thousands)	2015	2014	2015	2014
Unrealized gains and losses on available for sale investment securities	$48	$23	$155	$(103)	Investment securities gains (losses), net
	(17)	(8)	(54)	36	Income tax expense
	$31	$15	$101	$(67)	Net of tax

Amortization related to postretirement benefits
Prior service costs	$(12)	$(52)	$(25)	$(104)	Salaries and employee benefits
Actuarial gains (losses)	(11)	16	(21)	33	Salaries and employee benefits
	(23)	(36)	(46)	(71)	Total before tax
	8	13	16	25	Income tax benefit
	$(15)	$(23)	$(30)	$(46)	Net of tax

Total reclassifications for the period	$16	$(8)	$71	$(113)	Net of tax

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

In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” This ASU applies to entities that elect to measure the fair value of an investment using the net asset value per share (or its equivalent) practical expedient. The amendments in this ASU remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also clarify that certain disclosure requirements are limited to investments for which the entity has elected to measure the fair value using the practical expedient, and not all investments eligible to be measured at fair value using the practical expedient. The amendments in ASU 2015-07 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early application permitted. Entities are required to apply the amendments retrospectively to all periods presented. The Company does not expect there to be a material impact on its consolidated financial position, results of operations, or cash flows upon adoption.

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

Net income per common share computations were as follows for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2015	2014	2015	2014

Net income, basic and diluted	$3,502	$4,824	$7,576	$8,194
Less preferred stock dividends and discount accretion	170	563	395	1,100
Net income available to common shareholders, basic and diluted	$3,332	$4,261	$7,181	$7,094

Average common shares issued and outstanding, basic and diluted	7,492	7,482	7,491	7,481

Net income per common share, basic and diluted	$.44	$.57	$.96	$.95

Stock options for 18,049 shares of common stock were not included in the determination of diluted net income per common share for each period presented for 2014 because they were antidilutive. All previous options expired during the fourth quarter of 2014.

6. Investment Securities

The following tables summarize the amortized costs and estimated fair value of the securities portfolio at June 30, 2015 and December 31, 2014. The summary is divided into available for sale and held to maturity investment securities.

June 30, 2015 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$131,378	$411	$632	$131,157
Obligations of states and political subdivisions	136,908	2,248	681	138,475
Mortgage-backed securities – residential	323,087	6,531	1,361	328,257
Mortgage-backed securities – commercial	13,106	78	14	13,170
Corporate debt securities	6,881	19	514	6,386
Mutual funds and equity securities	883	2	33	852
Total securities – available for sale	$612,243	$9,289	$3,235	$618,297
Held To Maturity
Obligations of states and political subdivisions	$3,703	$168	$-	$3,871

December 31, 2014 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$110,094	$369	$1,015	$109,448
Obligations of states and political subdivisions	133,563	2,600	397	135,766
Mortgage-backed securities – residential	363,729	7,959	1,199	370,489
Mortgage-backed securities – commercial	2,515	7	10	2,512
Corporate debt securities	6,639	26	358	6,307
Mutual funds and equity securities	1,889	2	25	1,866
Total securities – available for sale	$618,429	$10,963	$3,004	$626,388
Held To Maturity
Obligations of states and political subdivisions	$3,728	$195	$-	$3,923

The amortized cost and estimated fair value of the debt securities portfolio at June 30, 2015, by contractual maturity, are detailed below. The summary is divided into available for sale and held to maturity securities. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mutual funds and equity securities in the available for sale portfolio consist of investments attributed to the Company’s captive insurance subsidiary. These securities have no stated maturity and are not included in the maturity schedule that follows.

Mortgage-backed securities are stated separately due to the nature of payment and prepayment characteristics of these securities, as principal is not due at a single date.

	Available For Sale		Held To Maturity
	Amortized	Estimated	Amortized	Estimated
June 30, 2015 (In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$12,034	$12,062	$-	$-
Due after one year through five years	156,768	157,760	-	-
Due after five years through ten years	92,094	92,396	705	799
Due after ten years	14,270	13,800	2,998	3,072
Mortgage-backed securities	336,194	341,427	-	-
Total	$611,360	$617,445	$3,703	$3,871

Gross realized gains and losses on the sale of available for sale investment securities were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014

Gross realized gains	$50	$19	$180	$178
Gross realized losses	5	103	15	253
Net realized gain (loss)	$45	$(84)	$165	$(75)

Investment securities with unrealized losses at June 30, 2015 and December 31, 2014 not recognized in income are presented in the tables below. The tables segregate investment securities that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or more. The tables also include the fair value of the related securities.

	Less than 12 Months		12 Months or More		Total
June 30, 2015 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$50,661	$378	$19,648	$254	$70,309	$632
Obligations of states and political subdivisions	47,962	538	8,103	143	56,065	681
Mortgage-backed securities – residential	93,303	662	23,454	699	116,757	1,361
Mortgage-backed securities – commercial	2,739	14	-	-	2,739	14
Corporate debt securities	287	5	5,379	509	5,666	514
Mutual funds and equity securities	565	20	70	13	635	33
Total	$195,517	$1,617	$56,654	$1,618	$252,171	$3,235

	Less than 12 Months		12 Months or More		Total
December 31, 2014 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$22,696	$76	$60,892	$939	$83,588	$1,015
Obligations of states and political subdivisions	20,746	81	21,272	316	42,018	397
Mortgage-backed securities – residential	37,451	82	71,311	1,117	108,762	1,199
Mortgage-backed securities – commercial	-	-	723	10	723	10
Corporate debt securities	76	4	5,525	354	5,601	358
Mutual funds and equity securities	305	11	95	14	400	25
Total	$81,274	$254	$159,818	$2,750	$241,092	$3,004

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

Corporate debt securities in the Company’s investment securities portfolio at June 30, 2015 include single-issuer trust preferred capital securities with an unrealized loss of $509 thousand and a carrying value of $5.4 million. At year-end 2014, these securities had an unrealized loss of $354 thousand. These securities were issued by a national and global financial services firm and purchased by the Company during 2007. The securities are currently performing and continue to be rated as investment grade by the rating agencies. The issuer of the securities announced in the first quarter of 2015 an increase in per share common dividend payments and authorization of a common equity repurchase plan. The Company does not intend to sell these securities nor does the Company believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company believes these securities are not impaired due to reasons of credit quality or other factors, but rather the unrealized loss is primarily attributed to continuing uncertainties in both international and domestic economies and market volatility. The Company believes that it will collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will continue to recover as they approach their maturity dates.

The Company attributes the unrealized losses in other sectors of its investment securities portfolio to changes in market interest rates and volatility. Investment securities with unrealized losses at June 30, 2015 are performing according to their contractual terms, and the Company does not expect to incur a loss on these securities unless they are sold prior to maturity. The Company does not have the intent to sell these securities nor does it believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company does not consider any of the securities to be impaired due to reasons of credit quality or other factors.

7. Loans and Allowance for Loan Losses

Major classifications of loans outstanding are summarized as follows:

(In thousands)	June 30, 2015	December 31, 2014

Real Estate:
Real estate mortgage - construction and land development	$105,911	$97,045
Real estate mortgage - residential	353,132	361,022
Real estate mortgage - farmland and other commercial enterprises	369,294	375,277
Commercial:
Commercial and industrial	52,313	47,112
States and political subdivisions	21,037	22,369
Lease financing	50	159
Other	19,333	15,547
Consumer:
Secured	7,152	7,963
Unsecured	5,083	5,450
Total loans	933,305	931,944
Less unearned income	-	1
Total loans, net of unearned income	$933,305	$931,943

Activity in the allowance for loan losses by portfolio segment was as follows for the periods indicated.

(In thousands)	Real Estate	Commercial	Consumer	Total
Three months ended June 30, 2015
Balance, beginning of period	$11,522	$866	$218	$12,606
Provision for loan losses	(576)	189	123	(264)
Recoveries	52	15	26	93
Loans charged off	(192)	(13)	(31)	(236)
Balance, end of period	$10,806	$1,057	$336	$12,199

Six months ended June 30, 2015
Balance, beginning of period	$12,542	$1,153	$273	$13,968
Provision for loan losses	(1,787)	(101)	79	(1,809)
Recoveries	338	31	63	432
Loans charged off	(287)	(26)	(79)	(392)
Balance, end of period	$10,806	$1,057	$336	$12,199

(In thousands)	Real Estate	Commercial	Consumer	Total
Three months ended June 30, 2014
Balance, beginning of period	$17,114	$1,201	$375	$18,690
Provision for loan losses	(1,603)	205	10	(1,388)
Recoveries	189	18	39	246
Loans charged off	(252)	(86)	(87)	(425)
Balance, end of period	$15,448	$1,338	$337	$17,123

Six months ended June 30, 2014
Balance, beginning of period	$18,716	$1,409	$452	$20,577
Provision for loan losses	(2,359)	1,130	(27)	(1,256)
Recoveries	357	45	74	476
Loans charged off	(1,266)	(1,246)	(162)	(2,674)
Balance, end of period	$15,448	$1,338	$337	$17,123

The following tables present individually impaired loans by class of loans for the dates indicated.

June 30, 2015 (In thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Allowance for Loan Losses Allocated
Real Estate
Real estate mortgage - construction and land development	$11,524	$5,523	$3,280	$8,803	$525
Real estate mortgage - residential	10,698	3,344	7,240	10,584	1,196
Real estate mortgage - farmland and other commercial enterprises	22,376	5,018	17,218	22,236	904
Commercial
Commercial and industrial	767	323	446	769	270
Consumer
Unsecured	164	-	165	165	164
Total	$45,529	$14,208	$28,349	$42,557	$3,059

December 31, 2014 (In thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Allowance for Loan Losses Allocated
Real Estate
Real estate mortgage - construction and land development	$13,656	$6,902	$3,917	$10,819	$744
Real estate mortgage - residential	10,256	3,473	6,649	10,122	1,172
Real estate mortgage - farmland and other commercial enterprises	23,003	5,247	17,649	22,896	1,359
Commercial
Commercial and industrial	93	22	71	93	71
Consumer
Secured	-	-	-	-	-
Unsecured	25	-	25	25	25
Total	$47,033	$15,644	$28,311	$43,955	$3,371

Three Months Ended June 30,	2015			2014
(In thousands)	Average	Interest Income Recognized	Cash Basis Interest Recognized	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate mortgage - construction and land development	$10,388	$135	$131	$15,452	$120	$118
Real estate mortgage – residential	10,739	134	122	11,059	147	141
Real estate mortgage – farmland and other commercial enterprises	22,426	245	242	26,295	226	214
Commercial
Commercial and industrial	805	5	5	245	3	3
Consumer
Secured	-	-	-	-	-	-
Unsecured	167	2	2	68	-	-
Total	$44,525	$521	$502	$53,119	$496	$476

Six Months Ended June 30,	2015			2014
(In thousands)	Average	Interest Income Recognized	Cash Basis Interest Recognized	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate mortgage - construction and land development	$10,754	$216	$211	$15,537	$233	$229
Real estate mortgage – residential	10,597	255	243	11,384	262	250
Real estate mortgage – farmland and other commercial enterprises	23,913	525	519	30,222	480	458
Commercial
Commercial and industrial	621	6	6	247	4	3
Consumer
Secured	-	-	-	9	-	-
Unsecured	96	2	2	69	4	3
Total	$45,981	$1,004	$981	$57,468	$983	$943

The following tables present the balance of the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of June 30, 2015 and December 31, 2014.

June 30, 2015 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,625	$270	$164	$3,059
Collectively evaluated for impairment	8,181	787	172	9,140
Total ending allowance balance	$10,806	$1,057	$336	$12,199

Loans
Loans individually evaluated for impairment	$41,623	$769	$165	$42,557
Loans collectively evaluated for impairment	786,714	91,964	12,070	890,748
Total ending loan balance, net of unearned income	$828,337	$92,733	$12,235	$933,305

December 31, 2014 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3,275	$71	$25	$3,371
Collectively evaluated for impairment	9,267	1,082	248	10,597
Total ending allowance balance	$12,542	$1,153	$273	$13,968

Loans
Loans individually evaluated for impairment	$43,837	$93	$25	$43,955
Loans collectively evaluated for impairment	789,507	85,093	13,388	887,988
Total ending loan balance, net of unearned income	$833,344	$85,186	$13,413	$931,943

The following tables present the recorded investment in nonperforming loans by class of loans as of June 30, 2015 and December 31, 2014.

June 30, 2015 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate:
Real estate mortgage - construction and land development	$2,404	$3,679	$-
Real estate mortgage - residential	3,335	4,385	-
Real estate mortgage - farmland and other commercial enterprises	4,109	15,671	-
Commercial:
Commercial and industrial	52	387	-
Other	9	-	-
Consumer:
Secured	12	-	-
Unsecured	-	150	-
Total	$9,921	$24,272	$-

December 31, 2014 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate:
Real estate mortgage - construction and land development	$3,744	$3,742	$-
Real estate mortgage - residential	3,474	4,674	-
Real estate mortgage - farmland and other commercial enterprises	4,202	16,004	-
Commercial:
Commercial and industrial	81	-	-
Lease financing	7	-	-
Consumer:
Unsecured	-	9	-
Total	$11,508	$24,429	$-

The Company has allocated $2.0 million and $2.2 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings and that are in compliance with those terms as of June 30, 2015 and December 31, 2014, respectively. The Company had no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings at June 30, 2015 and December 31, 2014.

The Company had three credits modified as troubled debt restructurings during 2015. Additionally, troubled debt restructurings increased as a result of the purchase of a previously-participated portion of a loan to a nonaffiliated bank during the first quarter of 2015. This loan was participated prior to it being restructured. The purchase price paid represented a discount of $482 thousand or 15% of the purchased principal amount. The loan is performing under the terms of the restructuring and the borrower’s financial position has steadily improved. Accretion of the discount was recognized over the contractual life of the loan, which ended in June 2015. There is no further accretion to be recognized. The total outstanding balance related to this credit, which was renewed during June 2015, was $11.4 million at June 30, 2015. This represents 46.9% of the Company’s total restructured loans and is the largest such individual credit. This credit was restructured in 2012 following an interest rate concession and extended amortization term.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and six months ended June 30, 2015. There were no loans modified as troubled debt restructurings during 2014.

(Dollars in thousands) Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Three Months Ended June 30, 2015
Commercial:
Commercial and industrial	2	$388	$388
Consumer:
Unsecured	1	145	145
Total	3	$533	$533
Six Months Ended June 30, 2015
Commercial:
Commercial and industrial	2	$388	$388
Consumer:
Secured	1	145	145
Total	3	$533	$533

The troubled debt restructurings identified above increased the allowance for loan losses by $356 thousand in the three and six months periods ended June 30, 2015, respectively. There were no charge-offs related to these loans. There were no payment defaults during the first six months of 2015 or 2014 for credits that were restructured during the previous twelve months.

The tables below present an age analysis of past due loans 30 days or more by class of loans as of the dates indicated. Past due loans that are also classified as nonaccrual are included in their respective past due category.

June 30, 2015 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate:
Real estate mortgage - construction and land development	$78	$272	$350	$105,561	$105,911
Real estate mortgage - residential	1,678	1,615	3,293	349,839	353,132
Real estate mortgage - farmland and other commercial enterprises	857	2,843	3,700	365,594	369,294
Commercial:
Commercial and industrial	-	13	13	52,300	52,313
States and political subdivisions	-	-	-	21,037	21,037
Lease financing, net	50	-	50	-	50
Other	5	-	5	19,328	19,333
Consumer:
Secured	34	-	34	7,118	7,152
Unsecured	223	-	223	4,860	5,083
Total	$2,925	$4,743	$7,668	$925,637	$933,305

December 31, 2014 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate:
Real estate mortgage - construction and land development	$-	$272	$272	$96,773	$97,045
Real estate mortgage - residential	1,395	1,595	2,990	358,032	361,022
Real estate mortgage - farmland and other commercial enterprises	75	3,484	3,559	371,718	375,277
Commercial:
Commercial and industrial	-	13	13	47,099	47,112
States and political subdivisions	-	-	-	22,369	22,369
Lease financing, net	-	-	-	158	158
Other	40	7	47	15,500	15,547
Consumer:
Secured	58	-	58	7,905	7,963
Unsecured	16	1	17	5,433	5,450
Total	$1,584	$5,372	$6,956	$924,987	$931,943

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

	Real Estate			Commercial
June 30, 2015 (In thousands)	Real Estate Mortgage -Construction and Land Development	Real Estate Mortgage-Residential	Real Estate Mortgage-Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Lease Financing	Other
Credit risk profile by internally assigned rating grades:
Pass	$90,470	$319,315	$325,928	$50,851	$21,037	$50	$19,310
Special Mention	4,200	14,337	25,606	981	-	-	-
Substandard	11,241	19,480	17,760	481	-	-	23
Doubtful	-	-	-	-	-	-	-
Total	$105,911	$353,132	$369,294	$52,313	$21,037	$50	$19,333

	Real Estate			Commercial
December 31, 2014 (In thousands)	Real Estate Mortgage -Construction and Land Development	Real Estate Mortgage-Residential	Real Estate Mortgage-Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Lease Financing	Other
Credit risk profile by internally assigned rating grades:
Pass	$81,438	$326,124	$327,019	$45,665	$22,369	$158	$15,526
Special Mention	2,674	16,429	27,855	946	-	-	14
Substandard	12,933	18,469	19,941	501	-	-	7
Doubtful	-	-	462	-	-	-	-
Total	$97,045	$361,022	$375,277	$47,112	$22,369	$158	$15,547

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the consumer loans outstanding based on payment activity as of June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
	Consumer		Consumer
(In thousands)	Secured	Unsecured	Secured	Unsecured
Credit risk profile based on payment activity:
Performing	$7,140	$4,933	$7,963	$5,441
Nonperforming	12	150	-	9
Total	$7,152	$5,083	$7,963	$5,450

8. Other Real Estate Owned

Other real estate owned (“OREO”) was as follows as of the date indicated:

(In thousands)	June 30, 2015	December 31, 2014
Construction and land development	$14,058	$17,628
Residential real estate	1,252	2,219
Farmland and other commercial enterprises	10,904	12,113
Total	$26,214	$31,960

OREO activity for the six months ended June 30, 2015 and 2014 was as follows:

Six months ended June 30, (In thousands)	2015	2014
Beginning balance	$31,960	$37,826
Transfers from loans and other increases	475	6,978
Proceeds from sales	(5,664)	(4,262)
Gain (loss) on sales, net	9	(94)
Write downs and other decreases, net	(566)	(1,414)
Ending balance	$26,214	$39,034

At June 30, 2015, the Company had a total of $2.5 million of loans secured by residential real estate mortgages that were in the process of foreclosure.

9. Securities Sold under Agreements to Repurchase

Securities sold under agreements to repurchase represent transactions where the Company sells certain of its investment securities and agrees to repurchase them at a specific date in the future. Securities sold under agreements to repurchase are accounted for as secured borrowing and reflect the amount of cash received in connection with the transaction.

Securities sold under agreements to repurchase are collateralized by U.S. government agency securities, primarily mortgage-backed securities. The Company may be required to provide additional collateral securing the borrowings in the event of principal pay downs or a decrease in the market value of the pledged securities. The Company mitigates this risk by monitoring the market value and liquidity of the collateral and ensuring that it holds a sufficient level of eligible securities to cover potential increases in collateral requirements.

The following table represents the remaining maturity of repurchase agreements disaggregated by the class of securities pledged.

	Remaining Contractual Maturity of the Agreements
June 30, 2015 (In thousands)	Overnight/ Continuous	Less Than 30 Days	30-89 Days	90 Days to One Year	Over One Year to Four Years	Total
U.S. government agency securities	$25,959	$1,200	$-	$713	$100,755	$128,627
Total	$25,959	$1,200	$-	$713	$100,755	$128,627

10. Postretirement Medical Benefits

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

The following disclosures of the net periodic benefit cost components of Plan 1 and Plan 2 were measured at January 1, 2015 and 2014.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
Service cost	$184	$120	$369	$242
Interest cost	163	143	325	285
Recognized prior service cost	12	52	25	104
Recognized net actuarial loss (gain)	11	(16)	21	(33)
Net periodic benefit cost	$370	$299	$740	$598

The Company expects benefit payments of $359 thousand for 2015, of which $70 thousand and $141 thousand have been made during the three and six months ended June 30, 2015, respectively.

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

The regulatory ratios of the consolidated Company and its subsidiary banks were as follows for the dates indicated.

	June 30, 2015				December 31, 2014
	Common Equity Tier 1 Risk-based Capital[1]	Tier 1 Risk-based Capital[1]	Total Risk-based Capital[1]	Tier 1 Leverage[2]	Common Equity Tier 1 Risk-based Capital[1]	Tier 1 Risk-based Capital[1]	Total Risk-based Capital[1]	Tier 1 Leverage[2]
Consolidated	14.54%	18.71%	19.79%	11.91%	N/A	19.75%	21.00%	12.04%
Farmers Bank	16.58	16.58	17.53	9.36	N/A	17.71	18.70	9.40
United Bank	18.74	18.74	19.99	12.51	N/A	18.00	19.26	11.08
First Citizens	13.36	13.36	13.98	9.32	N/A	13.66	14.30	9.44
Citizens Northern	13.98	13.98	15.23	9.89	N/A	14.46	15.71	10.11

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

N/A – Not applicable.

On June 8, 2015, the Company redeemed the final 10,000 shares of its remaining outstanding Series A preferred stock. The shares were redeemed at the stated liquidation value of $1,000 per share, plus accrued dividends of $58 thousand. The Company originally issued 30,000 shares of its Series A preferred stock in 2009. The redemption was the third and final partial redemption of the original shares issued. No additional debt or equity was issued in connection with any of the shares redeemed.

Summary of Regulatory Agreements

The Company has one subsidiary bank, Citizens Northern, which is currently under an agreement with its primary banking regulators. This agreement is summarized below.

Citizens Northern

The Federal Deposit Insurance Corporation (“FDIC”) and Kentucky Department of Financial Institutions (“KDFI”) entered into a Memorandum of Understanding (“Memorandum”) with Citizens Northern in September 2010.  This Memorandum was terminated and replaced in July 2013. The updated Memorandum contains many of the same provisions included in the terminated Memorandum, with a new requirement that Citizens Northern maintain a Tier 1 leverage ratio at or above 9.0%. In addition, the updated Memorandum requires having and retaining qualified management in the areas of loan administration and collection. It also requires Citizens Northern to address credit underwriting and administration weaknesses identified in the most recent examination of the bank by the FDIC and KDFI.

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

Regulators continue to monitor the Company’s progress and compliance with the regulatory agreement through periodic on-site examinations, regular communications, and quarterly data analysis. The Company believes it is adequately addressing all issues of the regulatory agreement. However, only the regulatory agencies can determine if compliance with the agreement has been met. The Company believes that Citizens Northern is in compliance with the requirements identified in its regulatory agreement as of June 30, 2015.

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

12. Fair Value Measurements

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

Available for sale investment securities are the Company’s only balance sheet item that meets the disclosure requirements for instruments measured at fair value on a recurring basis. Disclosures as of June 30, 2015 and December 31, 2014 are as follows:

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2015
Obligations of U.S. government-sponsored entities	$131,157	$-	$131,157	$-
Obligations of states and political subdivisions	138,475		138,475	-
Mortgage-backed securities – residential	328,257	-	328,257	-
Mortgage-backed securities – commercial	13,170	-	13,170	-
Corporate debt securities	6,386	-	6,386	-
Mutual funds and equity securities	852	852	-	-
Total	$618,297	$852	$617,445	$-

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2014
Obligations of U.S. government-sponsored entities	$109,448	$-	$109,448	$-
Obligations of states and political subdivisions	135,766	-	135,766	-
Mortgage-backed securities – residential	370,489	-	370,489	-
Mortgage-backed securities – commercial	2,512	-	2,512	-
Corporate debt securities	6,307	-	6,307	-
Mutual funds and equity securities	1,866	1,866	-	-
Total	$626,388	$1,866	$624,522	$-

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

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2015
Collateral-dependent Impaired Loans
Real estate mortgage – residential	$680	$-	$-	$680
Total	$680	$-	$-	$680

OREO
Construction and land development	$807	$-	$-	$807
Residential real estate	256	-	-	256
Farmland and other commercial enterprises	3,980	-	-	3,980
Total	$5,043	$-	$-	$5,043

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Collateral-dependent Impaired Loans
Real estate mortgage – construction and land development	$284	$-	$-	$284
Real estate mortgage – residential	946	-	-	946
Real estate mortgage – farmland and other commercial enterprises	340	-	-	340
Total	$1,570	$-	$-	$1,570

OREO
Construction and land development	$8,123	$-	$-	$8,123
Residential real estate	863	-	-	863
Farmland and other commercial enterprises	5,459	-	-	5,459
Total	$14,445	$-	$-	$14,445

The following table represents impairment charges recorded in earnings for the periods indicated on assets measured at fair value on a nonrecurring basis.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
Impairment charges:
Collateral-dependent impaired loans	$9	$135	$31	$268
OREO	566	419	566	1,170
Total	$575	$554	$597	$1,438

The following table presents quantitative information about unobservable inputs for assets measured on a nonrecurring basis using Level 3 measurements. As described above, the fair value of real estate securing collateral-dependent impaired loans and OREO are based on current third party appraisals. It is often necessary, however, for the Company to discount the appraisal amounts supporting its impaired loans and OREO. These discounts relate primarily to marketing and other holding costs that are not included in certain appraisals or to update values as a result of market declines of similar properties for which newer appraisals are available. Discounts also result from contracts to sell properties entered into during the period. The range of discounts is presented in the table below for 2015. The upper end of the range identified in the table below related to OREO is the result of a small dollar property written down to the contract sales price. The weighted average column represents a better indicator of the discounts applied to the appraisals.

(In thousands)	Fair Value at June 30, 2015	Valuation Technique	Unobservable Inputs	Range	Average
Collateral-dependent impaired loans	$680	Discounted appraisals	Marketability discount	0% - 8.0%	5.9%
OREO	$5,043	Discounted appraisals	Marketability discount	2.7% - 68.9%	10.2%

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

The following table presents the estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2015 and December 31, 2014. Information for available for sale investment securities is presented within this footnote in greater detail above.

			Fair Value Measurements Using
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2015
Assets
Cash and cash equivalents	$81,622	$81,622	$81,622	$-	$-
Held to maturity investment securities	3,703	3,871	-	3,871	-
Loans, net	921,106	920,780	-	-	920,780
Accrued interest receivable	5,410	5,410	-	5,410	-
Federal Home Loan Bank and Federal Reserve Bank Stock	9,368	N/A	-	-	-

Liabilities
Deposits	1,359,174	1,360,117	1,004,398	-	355,719
Federal funds purchased and other short-term borrowings	27,359	27,359	-	27,359	-
Securities sold under agreements to repurchase and other long-term borrowings	120,150	128,602	-	128,602	-
Subordinated notes payable to unconsolidated trusts	48,970	31,156	-	-	31,156
Accrued interest payable	897	897	-	897	-

December 31, 2014
Assets
Cash and cash equivalents	$100,914	$100,914	$100,914	$-	$-
Held to maturity investment securities	3,728	3,923	-	3,923	-
Loans, net	917,975	918,697	-	-	918,697
Accrued interest receivable	5,625	5,625	-	5,625	-
Federal Home Loan Bank and Federal Reserve Bank Stock	9,368	N/A	-	-	-

Liabilities
Deposits	1,387,161	1,388,614	991,630	-	396,984
Federal funds purchased and other short-term borrowings	28,590	28,590	-	28,590	-
Securities sold under agreements to repurchase and other long-term borrowings	119,724	129,244	-	129,244	-
Subordinated notes payable to unconsolidated trusts	48,970	22,594	-	-	22,594
Accrued interest payable	944	944	-	944	-

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

RESULTS OF OPERATIONS

Second Quarter 2015 Compared to Second Quarter 2014

The Company reported net income of $3.5 million for the quarter ended June 30, 2015, a decrease of $1.3 million or 27.4% compared with net income of $4.8 million for the second quarter of 2014. On a per common share basis, net income was $.44 and $.57 for the current and year-ago quarters, respectively. This represents a decrease of $.13 or 22.8%. On a percentage basis, the decrease in per common share net income was less than the decrease in net income due to a reduction in preferred stock dividends. The decrease in preferred stock dividend is the result of the Company’s preferred share redemptions, which took place in three separate transactions of 10,000 shares each beginning in the second quarter of 2014 and concluding in the second quarter of 2015.

Selected income statement amounts and related data are summarized in the table below.

(In thousands, except per share data)
Three Months Ended June 30,	2015	2014	Increase (Decrease)
Interest income	$15,721	$16,331	$(610)
Interest expense	2,148	2,604	(456)
Net interest income	13,573	13,727	(154)
Provision for loan losses	(264)	(1,388)	1,124
Net interest income after provision for loan losses	13,837	15,115	(1,278)
Noninterest income	5,508	5,991	(483)
Noninterest expenses	14,474	14,323	151
Income before income taxes	4,871	6,783	(1,912)
Income tax expense	1,369	1,959	(590)
Net income	3,502	4,824	(1,322)
Less preferred stock dividends and discount accretion	170	563	(393)
Net income available to common shareholders	$3,332	$4,261	$(929)

Basic and diluted net income per common share	$.44	$.57	$(.13)

Weighted average common shares outstanding – basic and diluted	7,492	7,482	10
Return on average assets	.79%	1.07%	(28) bp
Return on average equity	7.97%	10.98%	(301) bp

 bp = basis points.

The decrease in net income is primarily attributed to a lower credit to the provision for loan losses of $1.1 million. Net interest income decreased $154 thousand or 1.1%. Noninterest income and income tax expense decreased $483 thousand or 8.1% and $590 thousand or 30.1%, respectively. Noninterest expense increased $151 thousand or 1.1%. Further information related to the more significant components making up the increase in net income follows.

Net Interest Income

The overall interest rate environment at June 30, 2015, as measured by the Treasury yield curve, remained at very low levels when compared with historical trends, although yields on longer-term maturities spiked upward in the current quarter. During the current quarter, yields on three-month, six-month, and three-year maturity periods were relatively unchanged. Yields on the ten and thirty-year maturity periods increased 44 and 57 basis points, respectively. At June 30, 2015, the short-term federal funds target interest rate remained between zero and 0.25%, unchanged since December 2008. The Federal Reserve Board (“Federal Reserve”) has indicated that it will be appropriate to raise the federal funds target interest rate when it sees further improvement in the labor market and is reasonably confident that inflation will return to its 2 percent objective over the medium term. At June 30, 2015, the national and Kentucky unemployment rate was 5.3% and 5.1%, respectively. However, labor force participation rates remain near 40-year lows. The national inflation rate at June 30, 2015 was 0.12%.

Net interest income was $13.6 million for the current quarter, a decrease of $154 thousand or 1.1% compared to $13.7 million for the prior year second quarter. The decrease in net interest income was driven by lower interest income of $610 thousand or 3.7%, partially offset by a decrease in interest expense of $456 thousand or 17.5%. Interest income on loans and investment securities decreased $305 thousand or 2.4% and $311 thousand or 8.6%, respectively. Interest expense on deposits decreased $367 thousand or 33.2% in the comparison.

The decrease to interest income on loans resulted from a decline in average balances outstanding. The average rate on loans increased in the comparison. The decrease in loan volume has been accelerated by early payoffs of several larger balance credits that were refinanced by competitors with terms below the Company’s underwriting standards. In recent years, the Company has focused on strengthening its credit underwriting standards, which has improved the overall credit quality of the loan portfolio. The average rate earned on loans for the current quarter includes $361 thousand of accretion related to a loan purchased at a discount during the first quarter of 2015. Accretion was recognized over the contractual life of the purchased loan, which ended in June 2015. There is no further accretion to be recognized.

Interest income on investment securities decreased mainly due to lower rates, partially offset by an increase in volume. In periods when quality loan demand is low, available funds are invested in lower yielding investment securities or cash equivalents at then-current market rates, or otherwise used to manage liquidity, such as for deposit outflows or for the repayment of long-term debt. Average investment securities for the quarter increased $26.0 million or 4.2% from a year ago.

The decrease in interest expense on deposits was driven by rate declines and, to a lesser extent, lower average outstanding balances. The decrease in interest expense was primarily attributed to lower interest on time deposits.

Overall declines in interest income on loans and interest paid on deposits are the result of a slow growing economy and low interest rate environment, competitive pressures, and the Company’s strategy of being more selective in pricing its loans and deposits. The goal of this strategy is to improve credit quality, net interest income, overall profitability, and the capital position.

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

The net interest margin on a taxable equivalent basis was 3.40% and 3.41% in the current and year-ago quarters, respectively. Net interest spread was unchanged at 3.25%. As discussed above, interest income for the current quarter includes discount accretion related to a loan purchased during the first quarter of 2015. There is no further accretion to be recognized on this loan; therefore, the Company expects its net interest margin to trend downward in the near term according to internal modeling using expectations about future market interest rates, the maturity structure of the Company’s earning assets and liabilities, and other factors. Future results could be significantly different than expectations.

The following tables present an analysis of net interest income for the quarterly periods ended June 30.

Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential

Three Months Ended June 30,	2015			2014
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities
Taxable	$520,681	$2,641	2.03%	$504,924	$2,980	2.37%
Nontaxable[1]	128,543	990	3.09	118,327	947	3.21
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell	69,497	44	.25	60,815	38	.25
Loans[1,2,3]	931,768	12,467	5.37	978,677	12,772	5.23
Total earning assets	1,650,489	$16,142	3.92%	1,662,743	$16,737	4.04%
Allowance for loan losses	(12,390)			(18,434)
Total earning assets, net of allowance for loan losses	1,638,099			1,644,309
Nonearning Assets
Cash and due from banks	23,057			22,772
Premises and equipment, net	34,380			36,011
Other assets	91,795			98,439
Total assets	$1,787,331			$1,801,531
Interest Bearing Liabilities
Deposits
Interest bearing demand	$339,143	$49	.06%	$322,799	$47	.06%
Savings	383,647	119	.12	356,408	153	.17
Time	363,059	569	.63	443,065	904	.82
Federal funds purchased and other short-term borrowings	27,916	10	.14	27,689	11	.16
Securities sold under agreements to repurchase and other long-term borrowings	167,868	1,401	3.35	176,027	1,489	3.39
Total interest bearing liabilities	1,281,633	$2,148	0.67%	1,325,988	$2,604	.79%
Noninterest Bearing Liabilities
Demand deposits	302,133			275,230
Other liabilities	27,327			24,105
Total liabilities	1,611,093			1,625,323
Shareholders’ equity	176,238			176,208
Total liabilities and shareholders’ equity	$1,787,331			$1,801,531
Net interest income		13,994			14,133
TE basis adjustment		(421)			(406)
Net interest income		$13,573			$13,727
Net interest spread			3.25%			3.25%
Impact of noninterest bearing sources of funds			.15			.16
Net interest margin			3.40%			3.41%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

2Loan balances include principal balances on nonaccrual loans.

3Loan fees included in interest income amounted to $371 thousand and $427 thousand in 2015 and 2014, respectively.

Analysis of Changes in Net Interest Income (tax equivalent basis)

(In thousands)	Variance	Variance Attributed to
Three Months Ended June 30,	2015/2014[1]	Volume	Rate

Interest Income
Taxable investment securities	$(339)	$552	$(891)
Nontaxable investment securities[2]	43	228	(185)
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell	6	6	-
Loans[2]	(305)	(1,954)	1,649
Total interest income	(595)	(1,168)	573
Interest Expense
Interest bearing demand deposits	2	2	-
Savings deposits	(34)	66	(100)
Time deposits	(335)	(147)	(188)
Federal funds purchased and other short-term borrowings	(1)	-	(1)
Securities sold under agreements to repurchase and other long-term borrowings	(88)	(70)	(18)
Total interest expense	(456)	(149)	(307)
Net interest income	$(139)	$(1,019)	$880
Percentage change	100.0%	733.1%	(633.1)%

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.

2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Provision for Loan Losses

The provision for loan losses represents charges or credits to earnings that are necessary to maintain an allowance for loan losses at an adequate level to cover credit losses specifically identified in the loan portfolio, as well as management’s best estimate of incurred probable loan losses in the remainder of the portfolio at the balance sheet date. The credit quality of the Company’s loan portfolio continued to improve in the comparable periods, including certain credit quality metrics are at or near recent quarterly bests.

The Company recorded a credit to the provision for loan losses in the amount of $264 thousand and $1.4 million in the current and year ago quarters, respectively. The allowance for loan losses as a percentage of outstanding loans was 1.31% at June 30, 2015 compared to 1.50% and 1.76% at year-end 2014 and June 30, 2014, respectively. The credit to the provision for loan losses is attributed to continuing improvement in the credit quality of the loan portfolio and a decline in outstanding loans. Net charge-offs were $143 thousand in the current quarter, a decrease of $36 thousand or 20.1% compared to $179 thousand a year earlier.

Nonperforming loans, early stage delinquencies, and watch list loans have each declined when compared with a year earlier. Historical loss rates have also improved as lower recent charge-off activity has replaced the higher levels experienced in the early part of the Company’s rolling quarterly four year look-back period used when evaluating the allowance for loan losses. While historical loss rates are expected to continue improving throughout 2015 due to elevated charge-offs falling out of the look-back period, this expected improvement may not necessarily correlate to a lower provision for loan losses. Other qualitative factors, such as changes in loan volume, the overall makeup of the portfolio, economic conditions, and other risk factors applied to historical loss rates may offset to some degree the impact of decreases to the historical loss rates. For further information about improvements in the Company’s overall credit quality, please refer to the discussion under the captions “Allowance for Loan Losses” and “Nonperforming Loans” that follows.

Noninterest Income

The components of noninterest income are as follows for the periods indicated:

(Dollars in thousands) Three Months Ended June 30,	2015	2014	Increase (Decrease)%
Service charges and fees on deposits	$1,907	$1,991	$(84)	(4.2)%
Allotment processing fees	1,102	1,274	(172)	(13.5)
Other service charges, commissions, and fees	1,347	1,399	(52)	(3.7)
Trust income	583	523	60	11.5
Investment securities gains (losses), net	45	(84)	129	(153.6)
Gain on sale of mortgage loans, net	173	123	50	40.7
Income from company-owned life insurance	227	233	(6)	(2.6)
Other	124	532	(408)	(76.7)
Total noninterest income	$5,508	$5,991	$(483)	(8.1)%

The decrease in noninterest income is attributed mainly to the Company’s equity interest in three tax credit partnerships. The Company recorded income of $418 thousand related to these partnerships in the year-ago second quarter compared to none in the current quarter. The Company liquidated its interest in one of the partnerships in December 2014 and the carrying value of the remaining two is zero.

Service charges and fees on deposits decreased primarily due to lower overdraft fees of $119 thousand or 10.1% related to volume declines. The decrease in allotment processing fees is a result of lower processing volume stemming from the U.S. Department of Defense policy restrictions that went into effect on January 1, 2015. As previously disclosed by the Company, the new policy restricts active duty service members from entering into certain types of allotment arrangements. These restrictions have resulted in lower processing volumes for the Company. While the Company continues to diversify its allotment customer base and product offerings, the future impact on processing revenue remains uncertain and challenging to predict.

The increase in trust income is due mainly to higher market values of managed assets, which is a component of the fee structure arrangement. The net increase in gains on the sale of loans is attributed to a $740 thousand or 12.9% increase in mortgage loan sales volume.

The net loss on investment securities in the year-ago quarter includes $95 thousand attributed to a municipal bond where the issuer participated in the Build America Bond (“BAB”) program. BAB is a federal government program whereby the U.S. Treasury pays a direct subsidy to the issuer to support interest costs of qualified bonds. Federal budget sequestration reduced the subsidy to the issuer, triggering an extraordinary redemption feature related to these bonds. The issuer provided notice that it would exercise their extraordinary redemption privilege. Since the carrying value of the bond exceeded the par value due to unamortized premium, the Company recorded a loss on this investment.

Noninterest Expense

The components of noninterest expense are as follows for the periods indicated:

(Dollars in thousands) Three Months Ended June 30,	2015	2014	Increase (Decrease)%
Salaries and employee benefits	$7,852	$7,342	$510	6.9%
Occupancy expenses, net	1,219	1,209	10.8
Equipment expenses	609	593	16	2.7
Data processing and communication expense	1,074	969	105	10.8
Bank franchise tax	607	610	(3)	(.5)
Amortization of intangibles	113	101	12	11.9
Deposit insurance expense	404	461	(57)	(12.4)
Other real estate expenses, net	726	938	(212)	(22.6)
Legal expenses	189	228	(39)	(17.1)
Other	1,681	1,872	(191)	(10.2)
Total noninterest expense	$14,474	$14,323	$151	1.1%

Total noninterest expense was relatively unchanged in the comparison. The more significant components that changed include higher salaries and employee benefits expense and lower expenses related to repossessed real estate. Salaries and related payroll taxes were up $353 thousand or 5.9%. Employee benefits increased $158 thousand or 11.9%, mainly due to claims activity related to the Company’s self-funded health insurance plan and an increase in the actuary-determined postretirement benefit expense. The Company had 510 full time equivalent employees at quarter-end, unchanged from a year earlier. The decrease in repossessed real estate expenses is primarily the result of lower development, maintenance, and operating costs of $151 thousand, and a smaller net loss on sales of $119 thousand. Impairment charges were up $58 thousand or 11.4%.

The increase in data processing and communication expense was led by higher telephone and automated teller expenses. Higher telephone expense reflects vendor rate increases that were effective at the beginning of 2015. Automated teller expenses increased due to higher transaction volume. Amortization of intangibles represents actuary-determined amounts related to core deposits from previous acquisitions, with 2015 being the final year of scheduled amortization. The reduction in deposit insurance expense is due to the improvement in the risk ratings at the Company’s subsidiary banks, which is used in the determination of the amount payable.

Income Taxes

Income tax expense was $1.4 million for the current quarter, a decrease of $590 thousand or 30.1% compared to $2.0 million for the same quarter of 2014. The effective income tax rates were 28.1% and 28.9% for the current and year-ago quarters, respectively.

First Six Months of 2015 Compared to First Six Months of 2014

The Company reported net income of $7.6 million for the first six months of 2015, a decrease of $618 thousand or 7.5% compared with net income of $8.2 million for 2014. On a per common share basis, net income for the current six months was $.96, an increase of $.01 or 1.1% compared to $.95 reported a year earlier. Per common share net income was positively impacted by the Company’s redemption of its outstanding preferred shares, which decreased preferred dividends and resulted in an increase in net income available to common shareholders. The preferred share redemptions took place in three separate transactions of 10,000 shares each, beginning in the second quarter of 2014 and concluding in June 2015.

Selected income statement amounts and related data are presented in the table below.

(In thousands, except per share data)
Six Months Ended June 30,	2015	2014	Increase (Decrease)
Interest income	$30,941	$32,705	$(1,764)
Interest expense	4,365	5,299	(934)
Net interest income	26,576	27,406	(830)
Provision for loan losses	(1,809)	(1,256)	(553)
Net interest income after provision for loan losses	28,385	28,662	(277)
Noninterest income	10,949	11,364	(415)
Noninterest expenses	28,984	28,753	231
Income before income taxes	10,350	11,273	(923)
Income tax expense	2,774	3,079	(305)
Net income	7,576	8,194	(618)
Less preferred stock dividends and discount accretion	395	1,100	(705)
Net income available to common shareholders	$7,181	$7,094	$87

Basic and diluted net income per common share	$.96	$.95	$.01

Weighted average common shares outstanding – basic and diluted	7,491	7,481	10
Return on average assets	.85%	.91%	(6) bp
Return on average equity	8.68%	9.39%	(71) bp

bp = basis points.

The $618 thousand decrease in net income is attributed primarily to lower net interest income of $830 thousand or 3.0%, a decrease in noninterest income of $415 thousand or 3.7%, and an increase in noninterest expense of $231 thousand or 0.8%. These amounts were partially offset by a lower provision for loan losses of $553 thousand or 44.0%. Income tax expense was down $305 thousand or 9.9%. Further information related to the more significant components making up the decrease in net income follows.

Net Interest Income

Net interest income was $26.6 million for the first six months of 2015, a decrease of $830 thousand or 3.0% compared to $27.4 million for the first six months of 2014. The decrease in net interest income resulted from a decline in interest income of $1.8 million or 5.4%, partially offset by a decrease in interest expense of $934 thousand or 17.6%. Interest income on loans and investment securities decreased $1.2 million or 4.9% and $564 thousand or 7.7%, respectively. Interest expense on deposits decreased $749 thousand or 32.5%.

The decrease to interest income on loans resulted primarily from a decline in average balances outstanding, which offset an increase in the average rate in the comparison. The decrease in loan volume has been accelerated by early payoffs of several larger balance credits that were refinanced by competitors with terms below the Company’s underwriting standards. In recent years, the Company has focused on strengthening its credit underwriting standards, which has improved the overall credit quality of the loan portfolio. The average rate earned on loans for the current six months was boosted $482 thousand from accretion related to a loan purchased at a discount during the first quarter of 2015. Accretion was recognized over the contractual life of the purchased loan, which ended in June 2015. There is no further accretion to be recognized.

Interest income on investment securities decreased mainly due to lower rates, partially offset by an increase in volume. In periods when quality loan demand is low, available funds are invested in lower yielding investment securities or cash equivalents at then-current market rates, or otherwise used to manage liquidity, such as for deposit outflows or for the repayment of long-term debt. Average investment securities increased $23.5 million or 3.8% from the year-ago comparable period.

The decrease in interest expense on deposits was driven primarily by rate declines and, to a lesser extent, lower average outstanding balances. The decrease in interest expense was primarily attributed to lower interest on time deposits.

Overall declines in interest income on loans and interest paid on deposits are the result of a slow growing economy and low interest rate environment, competitive pressures, and the Company’s strategy of being more selective in pricing its loans and deposits. The goal of this strategy is to improve credit quality, net interest income, overall profitability, and the capital position.

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

The net interest margin on a taxable equivalent basis was 3.33% and 3.41% for the first six months of 2015 and 2014, respectively. Net interest spread was 3.18% and 3.25% in the comparison. As discussed above, interest income for the current six months includes discount accretion related to a loan purchased during the first quarter of 2015. There is no further accretion to be recognized on this loan; therefore, the Company expects its net interest margin to trend downward or to remain relatively flat in the near term according to internal modeling using expectations about future market interest rates, the maturity structure of the Company’s earning assets and liabilities, and other factors. Future results could be significantly different than expectations.

The following tables present an analysis of net interest income for the six months ended June 30.

Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential

Six Months Ended June 30,	2015			2014
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities
Taxable	$519,164	$5,436	2.11%	$505,851	$6,060	2.42%
Nontaxable[1]	127,293	1,967	3.12	117,057	1,873	3.23
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell	84,831	97	.23	58,453	66	.23
Loans[1,2,3]	927,617	24,283	5.28	986,321	25,499	5.21
Total earning assets	1,658,905	$31,783	3.86%	1,667,682	$33,498	4.05%
Allowance for loan losses	(13,090)			(19,016)
Total earning assets, net of allowance for loan losses	1,645,815			1,648,666
Nonearning Assets
Cash and due from banks	23,349			23,035
Premises and equipment, net	34,545			36,092
Other assets	94,675			99,260
Total assets	$1,798,384			$1,807,053
Interest Bearing Liabilities
Deposits
Interest bearing demand	$343,079	$99	.06%	$322,884	$97	.06%
Savings	379,853	235	.12	352,947	311	.18
Time	374,538	1,224	.66	452,848	1,899	.85
Federal funds purchased and other short-term borrowings	28,393	20	.14	30,721	30	.20
Securities sold under agreements to repurchase and other long-term borrowings	167,887	2,787	3.35	176,049	2,962	3.39
Total interest bearing liabilities	1,293,750	$4,365	.68%	1,335,449	$5,299	.80%
Noninterest Bearing Liabilities
Demand deposits	301,631			271,084
Other liabilities	26,897			24,472
Total liabilities	1,622,278			1,631,005
Shareholders’ equity	176,106			176,048
Total liabilities and shareholders’ equity	$1,798,384			$1,807,053
Net interest income		27,418			28,199
TE basis adjustment		(842)			(793)
Net interest income		$26,576			$27,406
Net interest spread			3.18%			3.25%
Impact of noninterest bearing sources of funds			.15			.16
Net interest margin			3.33%			3.41%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

2Loan balances include principal balances on nonaccrual loans.

3Loan fees included in interest income amounted to $640 thousand and $666 thousand in 2015 and 2014, respectively.

Analysis of Changes in Net Interest Income (tax equivalent basis)

(In thousands)	Variance	Variance Attributed to
Six Months Ended June 30,	2015/2014[1]	Volume	Rate

Interest Income
Taxable investment securities	$(624)	$428	$(1,052)
Nontaxable investment securities[2]	94	253	(159)
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell	31	31	-
Loans[2]	(1,216)	(2,118)	902
Total interest income	(1,715)	(1,406)	(309)
Interest Expense
Interest bearing demand deposits	2	2	-
Savings deposits	(76)	64	(140)
Time deposits	(675)	(295)	(380)
Federal funds purchased and other short-term borrowings	(10)	(2)	(8)
Securities sold under agreements to repurchase and other long-term borrowings	(175)	(140)	(35)
Total interest expense	(934)	(371)	(563)
Net interest income	$(781)	$(1,035)	$254
Percentage change	100.0%	132.5%	(32.5)%

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.

2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Provision for Loan Losses

The Company recorded a credit to the provision for loan losses in the amount of $1.8 million and $1.3 million for the first six months of 2015 and 2014, respectively. The allowance for loan losses as a percentage of outstanding loans was 1.31% at June 30, 2015 compared to 1.50% and 1.76% at year-end 2014 and June 30, 2014, respectively. The decrease in the provision for loan losses is attributed to continuing improvement in the credit quality of the loan portfolio and an overall decrease in outstanding loans. The Company had net loan recoveries of $40 thousand in the current period compared to net charge-offs of $2.2 million a year earlier.

Nonperforming loans, early stage delinquencies, and watch list loans have each declined compared to a year earlier. Historical loss rates have also improved as lower recent charge-off activity has replaced the higher levels experienced in the early part of the Company’s rolling quarterly four year look-back period used when evaluating the allowance for loan losses. While historical loss rates are expected to continue improving throughout 2015 due to elevated charge-offs falling out of the look-back period, this expected improvement may not necessarily correlate to a lower provision for loan losses. Other qualitative factors, such as changes in loan volume, the overall makeup of the portfolio, economic conditions, and other risk factors applied to historical loss rates may offset to some degree the impact of decreases to the historical loss rates. For further information about improvements in the Company’s overall credit quality, please refer to the discussion under the captions “Allowance for Loan Losses” and “Nonperforming Loans” that follows.

Noninterest Income

The components of noninterest income are as follows for the periods indicated:

(Dollars in thousands) Six Months Ended June 30,	2015	2014	Increase (Decrease)%
Service charges and fees on deposits	$3,679	$3,907	$(228)	(5.8)%
Allotment processing fees	2,292	2,519	(227)	(9.0)
Other service charges, commissions, and fees	2,614	2,634	(20)	(.8)
Trust income	1,154	1,068	86	8.1
Investment securities gains (losses), net	165	(75)	240	N/M
Gain on sale of mortgage loans, net	338	220	118	53.6
Income from company-owned life insurance	468	479	(11)	(2.3)
Other	239	612	(373)	(60.9)
Total noninterest income	$10,949	$11,364	$(415)	(3.7)%

N/M – Not meaningful.

The decrease in noninterest income was driven mainly the Company’s equity interest in its three tax credit partnerships. The Company recorded income of $358 thousand related to these partnerships in the year-ago period compared with none for the current period. The Company liquidated its interest in one of the partnerships in December 2014 and the carrying value of the remaining two is zero.

Service charges and fees on deposits decreased primarily due to lower overdraft fees of $271 thousand or 11.9% as a result of volume declines. The decrease in allotment processing fees is a result of lower processing volume related to the U.S. Department of Defense policy restrictions that went into effect on January 1, 2015. As previously disclosed by the Company, the new policy restricts active duty service members from entering into certain types of allotment arrangements. These restrictions have resulted in lower processing volumes. While the Company continues to diversify its allotment customer base and product offerings, the future impact on processing revenue remains uncertain and challenging to predict.

The increase in trust income is primarily due to higher market values of managed assets, which is a component of the fee structure arrangement. The Company recorded a net gain on the sale of mortgage loans of $338 thousand, up $118 thousand or 53.6%. The volume of mortgage loans sold decreased $2.8 million in the comparison; however, the net gain for the prior year includes a nonrecurring loss of $92 thousand, made up of a $46 thousand loss related to a group of loans reclassified from held for sale to held for investment and a group of loans sold for a loss of $46 thousand.

The net loss on investment securities in the prior year includes $95 thousand attributed to a municipal bond where the issuer participated in the Build America Bond program. BAB is a federal government program whereby the U.S. Treasury pays a direct subsidy to the issuer to support interest costs of qualified bonds. Federal budget sequestration reduced the subsidy to the issuer, triggering an extraordinary redemption feature related to these bonds. The issuer provided notice that it would exercise their extraordinary redemption privilege. Since the carrying value of the bond exceeded the par value due to unamortized premium, the Company recorded a loss on this investment.

Noninterest Expense

The components of noninterest expense are as follows for the periods indicated:

(Dollars in thousands) Six Months Ended June 30,	2015	2014	Increase (Decrease)%
Salaries and employee benefits	$16,172	$14,693	$1,479	10.1%
Occupancy expenses, net	2,446	2,491	(45)	(1.8)
Equipment expenses	1,227	1,187	40	3.4
Data processing and communication expense	2,129	1,974	155	7.9
Bank franchise tax	1,212	1,222	(10)	(.8)
Amortization of intangibles	225	202	23	11.4
Deposit insurance expense	804	901	(97)	(10.8)
Other real estate expenses, net	771	2,002	(1,231)	(61.5)
Legal expenses	401	422	(21)	(5.0)
Other	3,597	3,659	(62)	(1.7)
Total noninterest expense	$28,984	$28,753	$231	.8%

Total noninterest expense was relatively unchanged in the comparison. The more significant components that changed include higher salaries and employee benefits expense and lower expenses related to repossessed real estate. Salaries and related payroll taxes increased $724 thousand or 6.0%. Employee benefits increased $758 thousand or 29.8%, mainly due to claims activity related to the Company’s self-funded health insurance plan and, to a lesser extent, an increase in the actuary-determined postretirement benefit expense. The Company had 510 full time equivalent employees at the end of the period, unchanged from a year earlier.

The decrease in repossessed real estate expenses is primarily the result of lower impairment charges of $848 thousand or 60.0% and lower development, maintenance, and operating costs of $280 thousand. The prior year includes a net loss on the sale of properties of $94 thousand compared with a net gain of $9 thousand for the current period.

The increase in data processing and communication expense is primarily due to higher telephone and automated teller expenses. The increase in telephone expense is attributed to vendor rate increases that were effective at the beginning of 2015. Automated teller expenses increased due to higher transaction volume. Amortization of intangibles represents actuary-determined amounts related to core deposits from previous acquisitions, with 2015 being the final year of scheduled amortization. The reduction in deposit insurance expense is due to the improvement in the risk ratings at the Company’s subsidiary banks, which is used in the determination of the amount payable.

Income Taxes

Income tax expense was $2.8 million for the current six months, a decrease of $305 thousand or 9.9% compared to $3.1 million for the prior year. The effective income tax rates were 26.8% and 27.3% for the current and year-ago periods, respectively. The decrease in the effective income tax rate is mainly attributed to lower pretax income, made up by a higher mix of tax-exempt versus taxable sources of revenue.

 FINANCIAL CONDITION

Total assets were $1.8 billion at June 30, 2015, a decrease of $32.2 million or 1.8% from year-end 2014. Cash and cash equivalents decreased $19.3 million or 19.1%. Other real estate owned (“OREO”) and investment securities decreased $5.7 million or 18.0% and $8.1 million or 1.3%, respectively. Loans edged up $1.4 million or 0.1%.

The decrease in cash and cash equivalents and investment securities from year-end is a result of the Company’s overall net funding position, which includes a decline in deposits of $28.0 million or 2.0%. While loans outstanding increased in the comparison, generating high quality loan demand remains a challenge. OREO continued to trend downward primarily due to property sales, which outpaced new additions.

Total liabilities were $1.6 billion at June 30, 2015, a decrease of $27.0 million or 1.7% compared to year-end 2014. The decrease in total liabilities is mainly attributed to the reduction in total deposits. Interest bearing deposits are down $33.9 million or 3.1%, partially offset by an increase in noninterest bearing deposits of $5.9 million or 2.0%. The decrease in interest bearing deposits was driven by lower time deposits of $40.8 million or 10.3%.

Shareholders’ equity was $168 million at June 30, 2015, a decrease of $5.2 million or 3.0% compared to $173 million at year-end 2014. The decrease in shareholders’ equity was driven by the redemption of the remaining portion of the Company’s preferred stock in the amount of $10.0 million during the second quarter. Net income increased shareholders’ equity $7.6 million, which was partially offset by lower other comprehensive income of $2.4 million. The decrease in other comprehensive income was made up of a $1.2 million decline in the after-tax unrealized gain related to the available for sale investment securities portfolio and a $1.2 million decrease in the after-tax amount related to the Company’s liability for postretirement medical benefits plan.

Selected balance sheet amounts and related data are presented in the table below and discussion that follows.

(Dollars in thousands, except per share amounts)	June 30, 2015	December 31, 2014	Increase (Decrease)%
Cash and cash equivalents	$81,622	$100,914	$(19,292)	(19.1)%
Investment securities	622,000	630,116	(8,116)	(1.3)
Loans, net of allowance of $12,199 and $13,968	921,106	917,975	3,131	.3
Other real estate owned	26,214	31,960	(5,746)	(18.0)
Other assets	99,471	101,641	(2,170)	(2.1)
Total assets	$1,750,413	$1,782,606	$(32,193)	(1.8)%

Deposits	$1,359,174	$1,387,161	$(27,987)	(2.0)%
Federal funds purchased and other short-term borrowings	27,359	28,590	(1,231)	(4.3)
Other borrowings	169,120	168,694	426	.3
Other liabilities	26,983	25,232	1,751	6.9
Total liabilities	1,582,636	1,609,677	(27,041)	(1.7)

Preferred stock	-	10,000	(10,000)	(100.0)
Common stock	937	936	1	.1
Capital surplus	51,470	51,344	126	.2
Retained earnings	112,955	105,774	7,181	6.8
Accumulated other comprehensive income	2,415	4,875	(2,460)	(50.5)
Total shareholders’ equity	167,777	172,929	(5,152)	(3.0)
Total liabilities and shareholders’ equity	$1,750,413	$1,782,606	$(32,193)	(1.8)%

End of period tangible book value per common share[1]	$22.36	$21.69	$.67	3.1%
End of period per common share closing price	28.43	23.29	5.14	22.1

1Represents total common equity less intangible assets divided by the number of common shares outstanding at the end of the period.

Temporary Investments

Temporary investments consist of interest bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell, and money market mutual funds. The Company uses these funds in the management of liquidity and interest rate sensitivity or as a short-term holding prior to subsequent movement into other investments with higher yields or for other purposes. At June 30, 2015, temporary investments were $59.0 million, a decrease of $15.1 million or 20.4% from year-end 2014.

Investment Securities

The investment securities portfolio is comprised primarily of residential mortgage-backed securities, tax-exempt securities of states and political subdivisions, and debt securities issued by U.S. government-sponsored agencies. Substantially all of the Company’s investment securities are designated as available for sale. Principal payment received on mortgage-backed securities and proceeds from maturing or called investment securities not needed to fund higher-earning loans are either reinvested in similar investments or used to manage liquidity, such as for deposit outflows or other payment obligations. Total investment securities had a carrying amount of $622 million at June 30, 2015, a decrease of $8.1 million or 1.3% compared to $630 million at year-end 2014.

The decrease in investment securities was driven by net maturities, calls, and sales of $78.2 million in the aggregate, which outpaced purchases totaling $74.0 million. Net premium amortization of $2.2 million and a decrease in the market value adjustment related to the available for sale portfolio of $1.9 million also made up part of the decrease. The decrease in the market value adjustment of the available for sale securities portfolio is attributed to higher bond prices related to longer term maturity periods. Yields for the ten and 30-year Treasury securities increased 18 basis points and 35 basis points, respectively, since year-end 2014. Generally, as market interest rates increase, the value of fixed rate investments decrease.

Investment securities include single-issuer trust preferred capital securities of a U.S. based global financial services firm. The carrying value of this investment at June 30, 2015 was $5.4 million, which includes an unrealized loss of $509 thousand. At year-end 2014, these securities had an unrealized loss of $354 thousand.

The Company’s investment in the single-issuer trust preferred capital securities continue to perform according to contractual terms and continue to be rated as investment grade by major rating agencies. The issuer of the securities announced in the first quarter of 2015 an increase in per share common dividend payments and authorization of a common equity repurchase plan. The Company does not intend to sell these securities nor does the Company believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company believes these securities are not impaired due to reasons of credit quality or other factors, but rather the unrealized loss is primarily attributed to continuing uncertainties in both international and domestic economies and market volatility. The Company believes that it will collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will continue to recover as they approach their maturity dates.

Loans

Loans were $933 million at June 30, 2015, an increase of $1.4 million or 0.1% compared to year-end 2014. The increase in loans resulted from a $5.9 million or 0.6% increase during the second quarter, driven by several previously approved larger construction loans that have begun to be drawn upon. High quality loan demand remains soft, and the Company continues a measured and cautious approach to loan originations while working to further reduce its level of nonperforming assets in a slow growth economy. Generating high quality loan demand continues to be a challenge, and the increase in loans occurred despite early payoffs of several larger balance credits. The Company has experienced early payoffs on several larger credits which were refinanced by competitors with terms below the Company’s underwriting standards. Loan payments include $2.7 million related to nonaccrual loans during 2015.

The composition of the loan portfolio is summarized in the table below.

	June 30, 2015		December 31, 2014
(Dollars in thousands)	Amount	%	Amount	%

Real estate mortgage - construction and land development	$105,911	11.3%	$97,045	10.4%
Real estate mortgage - residential	353,132	37.8	361,022	38.7
Real estate mortgage - farmland and other commercial enterprises	369,294	39.6	375,277	40.3
Commercial, financial, and agriculture	92,683	9.9	85,028	9.1
Installment	12,235	1.3	13,413	1.5
Lease financing	50	-	158	-
Total	$933,305	100.0%	$931,943	100.0%

On an average basis, loans represented 55.9% of earning assets for the current six month period, a decrease of 239 basis points compared to 58.3% for the year 2014. The decrease in the level of loans as a percentage of earning assets reflects the overall lack of high quality loan demand for which the Company desires. As loan demand changes, available funds are reallocated between temporary investments or investment securities, which typically involve a decrease in credit risk and result in lower yields.

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

The allowance for loan losses and the related provision for loan losses generally fluctuate as the relative level of nonperforming and impaired loans vary. However, other factors impact the amount of the allowance for loan losses such as the Company’s historical loss experience, the borrowers’ financial condition, general economic conditions, and other qualitative risk factors as described in greater detail in the Company’s most recent annual report on Form 10-K.

The allowance for loan losses was $12.2 million or 1.31% of outstanding loans at June 30, 2015. This compares to $14.0 million or 1.50% of net loans outstanding at year-end 2014. The decrease in the allowance as a percentage of net loans outstanding from the prior year-end is resulted primarily from a credit to the provision for loan losses of $1.8 million for the current six-month period. As a percentage of nonperforming loans, the allowance for loan losses was 35.7% at June 30, 2015 compared to 38.9% at year-end 2014. The relatively low amount of the allowance for loan losses as a percentage of nonperforming loans is due mainly to the makeup of nonperforming loans.

Nonperforming loans include $24.3 million of accruing restructured loans, which represents 71% of total nonperforming loans at June 30, 2015. At year-end 2014, this amount was $24.4 million or 68%. The allowance attributed to credits that are restructured with lower interest rates generally represents the difference in the present value of future cash flows calculated at the loan’s original effective interest rate and the new lower rate. This typically results in a reserve for loan losses that is less severe than for other loans that are collateral dependent. The allowance specifically allocated to impaired loans, which includes restructured loans, was $3.1 million or 7.2% and $3.4 million or 7.7% of such loans at June 30, 2015 and year-end, respectively. As a percentage of nonaccrual loans and loans past due 90 days or more and still accruing, the allowance for loan losses was 123% and 121% at the current quarter-end and year-end 2014, respectively.

The overall improvement in the credit quality of the loan portfolio experienced during 2014 continued during the first six months of 2015. Certain credit quality measures are summarized in the table that follows for the periods indicated. Several of these measures are at the best level in the last three years.

(In thousands)	June 30, 2015	December 31, 2014	June 30, 2014	Three-year High[1]	Three-year Low[1]
Nonperforming loans	$34,193	$35,937	$43,551	$69,627	$34,193
Nonaccrual loans	9,921	11,508	18,095	43,150	9,921
Loans past due 30-89 days and still accruing	1,312	1,352	3,651	7,831	1,312
Loans graded substandard or below	48,985	52,313	68,448	113,216	48,985
Impaired loans	42,557	43,955	49,623	79,168	42,557
Loans, net of unearned income	933,305	931,943	970,179	1,018,311	927,389

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

Nonperforming loans were $34.2 million at June 30, 2015, a decrease of $1.7 million or 4.9% compared to $35.9 million at year-end 2014. Nonaccrual loans and accruing restructured loans decreased $1.6 million or 13.8% and $157 thousand or 0.6%, respectively. Accruing restructured loans make up $24.3 million or 71% of the Company’s nonperforming loans at June 30, 2015 compared with $9.9 million or 29% related to nonaccrual loans. Nonaccrual loans have decreased to the lowest level since the third quarter of 2007.

Nonperforming loans, presented by class, were as follows for the periods indicated.

Nonperforming Loans

(In thousands)	June 30, 2015	December 31, 2014
Nonaccrual Loans
Real Estate:
Real estate mortgage - construction and land development	$2,404	$3,744
Real estate mortgage - residential	3,335	3,474
Real estate mortgage - farmland and other commercial enterprises	4,109	4,202
Commercial:
Commercial and industrial	52	81
Other	9	7
Consumer:
Secured	12	-
Unsecured	-	-
Total nonaccrual loans	$9,921	$11,508

Restructured Loans
Real Estate:
Real estate mortgage - construction and land development	$3,679	$3,742
Real estate mortgage - residential	4,385	4,674
Real estate mortgage - farmland and other commercial enterprises	15,671	16,004
Commercial:
Commercial and industrial	387	-
Consumer:
Unsecured	150	9
Total restructured loans	$24,272	$24,429

Total nonperforming loans	$34,193	$35,937

Ratio of total nonperforming loans to total loans (net of unearned income)	3.7%	3.9%

The most significant components of nonperforming loans include nonaccrual and accruing restructured loans. Activity during 2015 related to these two components was as follows:

(In thousands)	Nonaccrual Loans	Restructured Loans
Balance at December 31, 2014	$11,508	$24,429
Additions	1,810	3,270
Principal paydowns	(2,741)	(3,427)
Transfers to performing status	(36)	-
Transfers to other real estate owned/other foreclosed assets	(392)	-
Charge-offs	(228)	-
Balance at June 30, 2015	$9,921	$24,272

The Company’s comprehensive risk-grading and loan review program includes a review of loans to assess risk and assign a grade to those loans, a review of delinquencies, and an assessment of loans for needed charge-offs or placement on nonaccrual status. The Company had loans in the amount of $60.5 million and $64.7 million at June 30, 2015 and year-end 2014, respectively, which were performing but considered potential problem loans and are not included in the nonperforming loan totals in the table above. These loans, however, are considered in establishing an appropriate allowance for loan losses. The balance outstanding for potential problem credits is mainly attributed to lingering weaknesses in the overall economy which continue to strain many of the Company’s customers. Potential problem loans include a variety of borrowers and are secured primarily by various types of real estate including commercial, construction properties, and residential real estate developments. At June 30, 2015, the five largest potential problem credits were $13.2 million in the aggregate compared to $13.9 million at year-end 2014.

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

Other Real Estate

OREO includes real estate properties acquired by the Company through, or in lieu of, actual foreclosure. At June 30, 2015, OREO was $26.2 million, a decrease of $5.7 million or 18.0% compared to $32.0 million at year-end 2014. The decrease was driven by sales activity, including two larger-balance residential real estate development properties that sold for $2.9 million, one larger-balance residential real estate property that sold for $525 thousand, and one larger-balance commercial real estate property sold for $499 thousand. OREO has declined $26.3 million or 50.1% from its peak of $52.6 million, which occurred at year-end 2012. A summary of OREO activity for 2015 follows.

(In thousands)	Amount
Balance at December 31, 2014	$31,960
Transfers from loans	475
Proceeds from sales	(5,664)
Net gain on sales	9
Write-downs and other decreases, net	(566)
Balance at June 30, 2015	$26,214

Deposits

A summary of the Company’s deposits are as follows for the periods indicated.

	End of Period				Average
(In thousands)	June 30, 2015	December 31, 2014	Increase (Decrease)%		Six Months June 30, 2015	Twelve Months December 31, 2014	Increase (Decrease)%
Noninterest Bearing	$298,665	$292,788	$5,877	2.0%	$301,631	$281,025	$20,606	7.3%

Interest Bearing
Demand	323,523	335,657	(12,134)	(3.6)	343,079	320,947	22,132	6.9
Savings	382,210	363,185	19,025	5.2	379,853	357,156	22,697	6.4
Time	354,776	395,531	(40,755)	(10.3)	374,538	433,756	(59,218)	(13.7)
Total interest bearing	1,060,509	1,094,373	(33,864)	(3.1)	1,097,470	1,111,859	(14,389)	(1.3)

Total Deposits	$1,359,174	$1,387,161	$(27,987)	(2.0)%	$1,399,101	$1,392,884	$6,217	.4%

The decrease in total end of period deposits was driven by lower time deposits and is primarily attributed to the Company’s overall high liquidity position and strategy to lower overall funding costs, mainly by allowing higher-rate certificates of deposit to roll off or to reprice at lower interest rates. Many of those balances have been rolled into either demand or savings accounts by the customer. As rates have decreased throughout the deposit portfolio, many customers have opted to transfer funds from maturing time deposits or investments from other sources into short-term demand or savings accounts. The Company has not sought out or accepted brokered deposits in the past nor does it have plans to do so in the future.

Borrowed Funds

Total borrowed funds were $196 million at June 30, 2015, a decrease of $805 thousand or 0.4% from year-end 2014. Short-term borrowings were $27.4 million at quarter-end. This represents a decrease of $1.2 million or 4.3%, which is attributed to a decline in repurchase agreements with commercial depositors in the normal course of business. Short-term borrowings primarily represent funds that have been swept out of the deposit accounts of certain qualifying commercial customers into repurchase agreements and accounted for as secured borrowings by the Company. Long-term borrowings were relatively unchanged at $169 million.

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

Payment of dividends to the Parent Company by its subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. Furthermore, Citizens Bank of Northern Kentucky, Inc. (“Citizens Northern”) must obtain regulatory approval to declare or pay dividends to the Parent Company in connection with a prior regulatory agreement. Capital ratios at each of the Company’s four subsidiary banks exceed regulatory established “well-capitalized” status at June 30, 2015 under the prompt corrective action regulatory framework; however, Citizens Northern is required to maintain capital ratios at a higher level as outlined in its regulatory agreement. The capital ratios at Citizens Northern exceeded the required higher amounts at June 30, 2015.

The Parent Company had cash and cash equivalents of $30.2 million and $32.1 million at June 30, 2015 and year-end 2014, respectively. Significant cash receipts by the Parent Company for 2015 include dividend payments from its bank subsidiaries of $7.4 million, return of capital amounts from nonbank subsidiaries of $1.4 million, and management fees from subsidiaries of $1.2 million. Significant cash payments by the Parent Company in 2015 include $10.0 million to redeem the final portion of its outstanding preferred stock, $1.6 million for salaries, payroll taxes, and employee benefits, $508 thousand for the payment of dividends on preferred stock, and $421 thousand for the payment of interest expense on subordinated notes payable.

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

As of June 30, 2015, the Company had $235 million of additional borrowing capacity under various FHLB, federal funds, and other borrowing agreements. However, there is no guarantee that these sources of funds will continue to be available to the Company, or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in the Company’s liquidity from these sources. The Company’s borrowing capacity was $224 million at year-end 2014.

For the longer term, the liquidity position is managed by balancing the maturity structure of the balance sheet. This process allows for an orderly flow of funds over an extended period of time. The Company’s Asset and Liability Management Committees, at both the Parent Company and bank subsidiary level, meet regularly to monitor the composition of the balance sheet to ensure comprehensive management of interest rate risk and liquidity.

Liquid assets consist of cash and cash equivalents and available for sale investment securities. At June 30, 2015, consolidated liquid assets were $700 million, a decrease of $27.4 million or 3.8% compared to $727 million at year-end 2014. Although liquid assets decreased in the comparison, the Company’s liquidity position remains elevated mainly as a result of the Company’s overall net funding position and weak, high-quality loan demand. The overall funding position of the Company changes as loan demand, deposit levels, and other sources and uses of funds fluctuate.

Net cash provided by operating activities was $12.4 million and $18.9 million for the first six months of 2015 and 2014, respectively. This represents a decrease of $6.4 million or 34.0%, led by a decrease of $3.7 million related to net mortgage loans originated for sale activity. Net cash flow provided by investing activities was $7.5 million and $25.4 million for 2015 and 2014, respectively. The $17.9 million decrease was primarily driven by loan activity. The Company had net cash outflow representing overall principal advances in the current period of $1.1 million compared with net principal collections a year earlier in the amount of $18.9 million. Proceeds from the sale of OREO increased $2.6 million in the comparison. Net cash inflows related to investment securities were $4.2 million for 2015, down $794 thousand compared to a year earlier.

Net cash used in financing activities was $39.2 million for the first six months of 2015, a decrease of $4.3 million compared with $43.5 million a year earlier. The decrease was driven primarily by short-term borrowing activity. For 2015, net repayments on short-term borrowings were $1.2 million compared with net repayments of $4.9 million for 2014.

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

CAPITAL RESOURCES

Shareholders’ equity was $168 million at June 30, 2015, a decrease of $5.2 million or 3.0% compared to $173 million at year-end 2014. The decrease in shareholders’ equity was driven by the redemption of the remaining portion of the Company’s preferred stock in the amount of $10.0 million during the second quarter. Net income increased shareholders’ equity by $7.6 million, partially offset by $2.5 million related to other comprehensive income. Other comprehensive income includes a decrease of $1.2 million related to the after-tax amount of the unrealized gain on available for sale investment securities and a decrease of $1.2 million attributed to the after-tax amount related to the Company’s liability for postretirement medical benefits plan. The decrease in the unrealized gain on available for sale investment securities correlates to the increase in long term market interest rates at the end of the period compared with year-end 2014. As market interest rates increase, the value of fixed rate investments generally decreases. The decrease related to postretirement medical benefits reflects changes in actuarial assumptions attributed to plan valuation.

On January 9, 2009, the Company issued 30,000 shares of Series A, no par value cumulative perpetual preferred stock. The Company redeemed 20,000 of the preferred shares during 2014. On June 8, 2015, the Company redeemed the final 10,000 shares at the stated liquidation value of $1,000 per share, plus accrued dividends of $58 thousand. There was no additional debt or equity issued by the Company in connection with any of the shares redeemed.

At June 30, 2015, the Company’s tangible capital ratio was 9.57%, a decrease of 11 basis points compared to 9.68% at year-end 2014. The decrease in the tangible capital ratio was driven by the $10.0 million decrease in preferred stock that was redeemed in the second quarter. The tangible capital ratio represents tangible equity as a percentage of tangible assets, which excludes intangible assets. Tangible common equity to tangible assets, which further excludes outstanding preferred stock, was 9.57% and 9.12% at June 30, 2015 and year-end 2014, respectively. This represents an increase of 45 basis points in the comparison. The increase in the tangible common equity ratio is the result of a combination of both an increase in tangible common equity and a reduction in tangible assets in the comparison.

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

	June 30, 2015				December 31, 2014
	Common Equity Tier 1 Risk-based Capital[1]	Tier 1 Risk-based Capital[1]	Total Risk-based Capital[1]	Tier 1 Leverage[2]	Common Equity Tier 1 Risk-based Capital[1]	Tier 1 Risk-based Capital[1]	Total Risk-based Capital[1]	Tier 1 Leverage[2]
Consolidated	14.54%	18.71%	19.79%	11.91%	N/A	19.75%	21.00%	12.04%
Farmers Bank & Capital Trust Company	16.58	16.58	17.53	9.36	N/A	17.71	18.70	9.40
United Bank & Trust Company	18.74	18.74	19.99	12.51	N/A	18.00	19.26	11.08
First Citizens Bank, Inc.	13.36	13.36	13.98	9.32	N/A	13.66	14.30	9.44
Citizens Northern[3]	13.98	13.98	15.23	9.89	N/A	14.46	15.71	10.11

Regulatory minimum	4.50	6.00	8.00	4.00	N/A	4.00	8.00	4.00
Well-capitalized status	6.50	8.00	10.00	5.00	N/A	6.00	10.00	5.00

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

N/A – Not applicable.

Regulatory Agreements

Citizens Northern is party to a supervisory agreement with its primary banking regulator. This agreement is summarized in Note 11 to the unaudited condensed consolidated financial statements of this Form 10-Q. The agreement is discussed in significantly greater detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 under the caption “Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The agreement originally entered into during 2009 between the United Bank & Trust Company and its primarily regulators was terminated during the first quarter 2015 as a result of continued satisfactory compliance.

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

At June 30, 2015, the model indicated that if rates were to gradually increase by 150 basis points during the remainder of the calendar year, then net interest income and net income would decrease 0.2% and 0.6%, respectively for the year ending December 31, 2015 when compared to the forecasted results for the most likely rate environment. The model indicated that if rates were to gradually decrease by 150 basis points over the same period, then net interest income and net income would decrease 0.3% and 0.8%, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended June 30, 2015 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2015, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. It is the opinion of management, after discussion with legal counsel, that the disposition or ultimate resolution of such claims and legal actions will not have a material effect upon the consolidated financial statements of the Company.

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

The Company issued 1,115 shares and 1,885 shares of common stock to its non-employee directors under this plan in the three and six months ended June 30, 2015, respectively, as compensation for director fees of $27 thousand and $46 thousand for those respective periods. The cash retained by the Company by issuing common stock in lieu of paying cash is used for general corporate purposes. There are no brokers involved in the issuance of stock to directors and no commissions or other broker fees are paid.

At various times, the Company’s Board of Directors has authorized the purchase of shares of the Company’s outstanding common stock. No stated expiration dates have been established under any of the previous authorizations. There were no shares of common stock repurchased by the Company during the quarter ended June 30, 2015. There are 84,971 shares that may still be purchased under the various authorizations, although no shares have been purchased since 2008.

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

Date:	August 7, 2015	/s/ Lloyd C. Hillard, Jr.
Lloyd C. Hillard, Jr.
President and CEO
(Principal Executive Officer)

Date:	August 7, 2015	/s/ Mark A. Hampton
Mark A. Hampton
Executive Vice President, CFO, and Secretary
(Principal Financial and Accounting Officer)