Form 10-Q
period 2015-09-30
FARMERS CAPITAL BANK CORP
filed 2015-11-06
CIK 713095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 OR 15(d) of

The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

7,497,615 shares outstanding at November 5, 2015

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
Unaudited Condensed Consolidated Balance Sheets	3
Unaudited Condensed Consolidated Statements of Income	4
Unaudited Condensed Consolidated Statements of Comprehensive Income	5
Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity	6
Unaudited Condensed Consolidated Statements of Cash Flows	7
Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3. Quantitative and Qualitative Disclosures About Market Risk	54

Item 4. Controls and Procedures	54

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	54

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 6. Exhibits	55

SIGNATURES	57

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
(Dollars in thousands, except share data)	2015	2014
Assets
Cash and cash equivalents:
Cash and due from banks	$20,732	$26,770
Interest bearing deposits in other banks	72,360	67,152
Federal funds sold and securities purchased under agreements to resell	3,563	6,992
Money market mutual funds	11,200	-
Total cash and cash equivalents	107,855	100,914
Investment securities:
Available for sale, amortized cost of $599,532 (2015) and $618,429 (2014)	608,510	626,388
Held to maturity, fair value of $3,893 (2015) and $3,923 (2014)	3,689	3,728
Total investment securities	612,199	630,116
Loans, net of unearned income	935,145	931,943
Allowance for loan losses	(11,277)	(13,968)
Loans, net	923,868	917,975
Premises and equipment, net	33,924	34,933
Company-owned life insurance	30,039	29,363
Intangible assets, net	112	449
Other real estate owned	22,868	31,960
Other assets	33,890	36,896
Total assets	$1,764,755	$1,782,606
Liabilities
Deposits:
Noninterest bearing	$302,114	$292,788
Interest bearing	1,054,354	1,094,373
Total deposits	1,356,468	1,387,161
Federal funds purchased and other short-term borrowings	34,757	28,590
Securities sold under agreements to repurchase and other long-term borrowings	120,115	119,724
Subordinated notes payable to unconsolidated trusts	48,970	48,970
Dividends payable, preferred	-	113
Other liabilities	30,867	25,119
Total liabilities	1,591,177	1,609,677
Shareholders’ Equity
Preferred stock, no par value 1,000,000 shares authorized; none and 10,000 Series A shares issued and outstanding at September 30, 2015 and December 31, 2014	-	10,000
Common stock, par value $.125 per share 14,608,000 shares authorized; 7,496,522 and 7,489,388 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	937	936
Capital surplus	51,524	51,344
Retained earnings	116,787	105,774
Accumulated other comprehensive income	4,330	4,875
Total shareholders’ equity	173,578	172,929
Total liabilities and shareholders’ equity	$1,764,755	$1,782,606

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2015	2014	2015	2014
Interest Income
Interest and fees on loans	$11,919	$12,441	$36,006	$37,759
Interest on investment securities:
Taxable	2,508	2,857	7,944	8,917
Nontaxable	661	644	1,982	1,905
Interest on deposits in other banks	32	32	123	96
Interest on federal funds sold and securities purchased under agreements to resell	3	2	9	4
Total interest income	15,123	15,976	46,064	48,681
Interest Expense
Interest on deposits	725	1,030	2,283	3,337
Interest on federal funds purchased and other short-term borrowings	13	12	33	42
Interest on securities sold under agreements to repurchase and other long-term borrowings	1,201	1,259	3,564	3,802
Interest on subordinated notes payable to unconsolidated trusts	219	212	643	631
Total interest expense	2,158	2,513	6,523	7,812
Net interest income	12,965	13,463	39,541	40,869
Provision for loan losses	(898)	(1,536)	(2,707)	(2,792)
Net interest income after provision for loan losses	13,863	14,999	42,248	43,661
Noninterest Income
Service charges and fees on deposits	1,955	1,993	5,634	5,900
Allotment processing fees	1,066	1,276	3,358	3,795
Other service charges, commissions, and fees	1,442	1,316	4,056	3,950
Trust income	667	812	1,821	1,880
Investment securities gain (losses), net	(2)	8	163	(67)
Gains on sale of mortgage loans, net	220	123	558	343
Income from company-owned life insurance	234	511	702	990
Other	107	103	346	715
Total noninterest income	5,689	6,142	16,638	17,506
Noninterest Expense
Salaries and employee benefits	7,774	7,530	23,946	22,223
Occupancy expenses, net	1,177	1,229	3,623	3,720
Equipment expenses	691	637	1,918	1,824
Data processing and communication expenses	1,114	979	3,243	2,953
Bank franchise tax	608	585	1,820	1,807
Amortization of intangibles	112	101	337	303
Deposit insurance expense	397	426	1,201	1,327
Other real estate expenses, net	262	1,974	1,033	3,976
Legal expenses	292	293	693	715
Other	1,854	1,997	5,451	5,656
Total noninterest expense	14,281	15,751	43,265	44,504
Income before income taxes	5,271	5,390	15,621	16,663
Income tax expense	1,439	1,283	4,213	4,362
Net income	3,832	4,107	11,408	12,301
Less preferred stock dividends and discount accretion	-	450	395	1,550
Net income available to common shareholders	$3,832	$3,657	$11,013	$10,751
Per Common Share
Net income - basic and diluted	$.51	$.49	$1.47	$1.44
Cash dividends declared	N/A	N/A	N/A	N/A
Weighted Average Common Shares Outstanding
Basic and diluted	7,495	7,485	7,492	7,482

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
Net Income	$3,832	$4,107	$11,408	$12,301
Other comprehensive income (loss):
Unrealized holding gain (loss) on available for sale securities arising during the period on securities held at end of period, net of tax of $1,026, $(820) $402 and $3,796, respectively	1,905	(1,522)	747	7,049

Reclassification adjustment for prior period unrealized (gain) loss previously reported in other comprehensive income recognized during current period, net of tax of $3, $4, $46 and $(36), respectively	(5)	(7)	(86)	66

Change in unfunded portion of postretirement benefit obligation, net of tax of $8, $12, $(649) and $37, respectively	15	22	(1,206)	68
Other comprehensive income (loss)	1,915	(1,507)	(545)	7,183
Comprehensive income	$5,747	$2,600	$10,863	$19,484

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except per share data)						Accumulated
						Other	Total
Nine months ended	Preferred	Common Stock		Capital	Retained	Comprehensive	Shareholders’
September 30, 2015 and 2014	Stock	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
Balance at January 1, 2015	$10,000	7,489	$936	$51,344	$105,774	$4,875	$172,929
Net income	-	-	-	-	11,408	-	11,408
Other comprehensive loss	-	-	-	-	-	(545)	(545)
Cash dividends declared – preferred, $39.50 per share	-	-	-	-	(395)	-	(395)
Redemption of preferred stock	(10,000)	-	-	-	-	-	(10,000)
Shares issued under director compensation plan	-	3	-	64	-	-	64
Shares issued pursuant to employee stock purchase plan	-	5	1	92	-	-	93
Expense related to employee stock purchase plan	-	-	-	24	-	-	24
Balance at September 30, 2015	$-	7,497	$937	$51,524	$116,787	$4,330	$173,578

Balance at January 1, 2014	$29,988	7,479	$935	$51,102	$91,242	$(3,212)	$170,055
Net income	-	-	-	-	12,301	-	12,301
Other comprehensive income	-	-	-	-	-	7,183	7,183
Cash dividends declared – preferred, $62.50 per share	-	-	-	-	(1,538)	-	(1,538)
Preferred stock discount accretion	12	-	-	-	(12)	-	-
Redemption of preferred stock	(10,000)	-	-	-	-	-	(10,000)
Shares issued under director compensation plan	-	3	-	64	-	-	64
Shares issued pursuant to employee stock purchase plan	-	5	1	93	-	-	94
Expense related to employee stock purchase plan	-	-	-	28	-	-	28
Balance at September 30, 2014	$20,000	7,487	$936	$51,287	$101,993	$3,971	$178,187

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Cash Flows

Nine months ended September 30, (In thousands)	2015	2014
Cash Flows from Operating Activities
Net income	$11,408	$12,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,067	3,033
Net premium amortization of investment securities:
Available for sale	3,278	2,889
Held to maturity	39	29
Provision for loan losses	(2,707)	(2,792)
Deferred income tax expense	274	1,145
Noncash employee stock purchase plan expense	24	28
Noncash director fee compensation	64	64
Mortgage loans originated for sale	(21,490)	(19,289)
Proceeds from sale of mortgage loans	21,879	23,177
Gain on sale of mortgage loans, net	(558)	(343)
Loss (gain) on disposal and write downs of premises and equipment, net	16	(5)
Net loss on sale and write downs of other real estate	724	2,622
Net (gain) loss on sale of available for sale investment securities	(163)	67
Increase in cash surrender value of company-owned life insurance	(676)	(694)
Death benefits in excess of cash surrender value on company-owned life insurance	-	(276)
Decrease in accrued interest receivable	379	281
Decrease in other assets	2,436	231
Decrease in accrued interest payable	(85)	(123)
Increase in other liabilities	3,950	1,869
Net cash provided by operating activities	21,859	24,214
Cash Flows from Investing Activities
Proceeds from maturities and calls of available for sale investment securities	95,665	68,702
Proceeds from sale of available for sale investment securities	12,674	12,866
Purchase of investment securities:
Available for sale	(92,557)	(79,133)
Held to maturity	-	(3,065)
Proceeds from sale of restricted stock investments, net	-	148
Loans originated for investment (greater) less than principal collected, net	(3,806)	34,554
Purchase of premises and equipment	(1,606)	(1,620)
Proceeds from sale of other real estate	9,239	6,819
Proceeds from disposals of premises and equipment	23	5
Net cash provided by investing activities	19,632	39,276
Cash Flows from Financing Activities
Net decrease in deposits	(30,693)	(45,057)
Net increase in federal funds purchased and other short-term borrowings	6,167	3,684
Proceeds from securities sold under agreements to repurchase and other long-term borrowings	507	7
Repayments of securities sold under agreements to repurchase and other long-term borrowings	(116)	(8,128)
Redemption of preferred stock	(10,000)	(10,000)
Dividends paid, preferred stock	(508)	(1,500)
Shares issued under employee stock purchase plan	93	94
Net cash used in financing activities	(34,550)	(60,900)
Net increase in cash and cash equivalents	6,941	2,590
Cash and cash equivalents at beginning of year	100,914	68,253
Cash and cash equivalents at end of period	$107,855	$70,843
Supplemental Disclosures
Cash paid during the period for:
Interest	$6,608	$7,935
Income taxes	1,200	1,850
Transfers from loans to other real estate	1,192	7,630
Sale and financing of other real estate	403	1,771
Cash dividends payable, preferred	-	225

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

3. Accumulated Other Comprehensive Income

The following table presents changes in accumulated other comprehensive income by component, net of tax, for the periods indicated.

Three months ended September 30,	2015			2014
(In thousands)	Unrealized Gains and Losses on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total	Unrealized Gains and Losses on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total
Beginning balance	$3,935	$(1,520)	$2,415	$5,021	$457	$5,478
Other comprehensive income (loss) before reclassifications	1,905	-	1,905	(1,522)	-	(1,522)
Amounts reclassified from accumulated other comprehensive income	(5)	15	10	(7)	22	15
Net current-period other comprehensive income (loss)	1,900	15	1,915	(1,529)	22	(1,507)
Ending balance	$5,835	$(1,505)	$4,330	$3,492	$479	$3,971

Nine months ended September 30,	2015			2014
(In thousands)	Unrealized Gains and Losses on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total	Unrealized Gains and Losses on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total
Beginning balance	$5,174	$(299)	$4,875	$(3,623)	$411	$(3,212)
Other comprehensive income (loss) before reclassifications	747	(1,251)	(504)	7,049	-	7,049
Amounts reclassified from accumulated other comprehensive income	(86)	45	(41)	66	68	134
Net current-period other comprehensive income (loss)	661	(1,206)	(545)	7,115	68	7,183
Ending balance	$5,835	$(1,505)	$4,330	$3,492	$479	$3,971

The following table presents amounts reclassified out of accumulated other comprehensive income by component for the period indicated. Line items in the statement of income affected by the reclassification are also presented.

	Amount Reclassified from Accumulated Other Comprehensive Income				Affected Line Item in the Statement Where Net Income is Presented
	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2015	2014	2015	2014
Unrealized gains and losses on available for sale investment securities	$8	$11	$132	$(102)	Investment securities gains (losses), net
	(3)	(4)	(46)	36	Income tax (expense) benefit
	$5	$7	$86	$(66)	Net of tax

Amortization related to postretirement benefits
Prior service costs	$(13)	$(51)	$(38)	$(155)	Salaries and employee benefits
Actuarial (losses) gains	(10)	17	(31)	50	Salaries and employee benefits
	(23)	(34)	(69)	(105)	Total before tax
	8	12	24	37	Income tax benefit
	$(15)	$(22)	$(45)	$(68)	Net of tax

Total reclassifications for the period	$(10)	$(15)	$41	$(134)	Net of tax

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

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” This ASU defers the effective date of the guidance in ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU No. 2015-14 permits public business entities to apply the guidance in ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within those reporting periods. Earlier application is permitted, but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those reporting periods. The Company is evaluating the potential impact of ASU 2014-09 on its consolidated financial position, results of operations, and cash flows.

In August 2015, the FASB issued ASU No. 2015-15, “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting.” This ASU amends FASB ASC Subtopic 835-30 by adding paragraphs which concern line-of-credit arrangements. According to the FASB, ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-15 states that the SEC staff would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of the deferred costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company does not expect there to be a material impact on its consolidated financial position, results of operations, or cash flows upon adoption.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” to amend the guidance for amounts that are adjusted in a merger or acquisition. The amendments in this ASU require that a company that makes an acquisition recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which it determines the adjustment amounts. The amendments require that the buyer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other effects on earnings as a result of the change to the provisional amounts and calculate them as if the accounting had been completed at the acquisition date. For public companies this ASU is effective for fiscal years that start after December 15, 2015, including interim periods within those fiscal years. This ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU. Early application is permitted for financial statements that have not been issued. The Company does not expect there to be a material impact on its consolidated financial position, results of operations, or cash flows upon adoption.

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

Net income per common share computations were as follows for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2015	2014	2015	2014

Net income, basic and diluted	$3,832	$4,107	$11,408	$12,301
Less preferred stock dividends and discount accretion	-	450	395	1,550
Net income available to common shareholders, basic and diluted	$3,832	$3,657	$11,013	$10,751

Average common shares issued and outstanding, basic and diluted	7,495	7,485	7,492	7,482

Net income per common share, basic and diluted	$.51	$.49	$1.47	$1.44

Stock options for 18,049 shares of common stock were not included in the determination of diluted net income per common share for each period presented for 2014 because they were antidilutive. All previous options expired during the fourth quarter of 2014.

6. Investment Securities

The following tables summarize the amortized costs and estimated fair value of the securities portfolio at September 30, 2015 and December 31, 2014. The summary is divided into available for sale and held to maturity investment securities.

September 30, 2015 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$126,197	$642	$155	$126,684
Obligations of states and political subdivisions	143,502	2,648	240	145,910
Mortgage-backed securities – residential	306,466	7,254	460	313,260
Mortgage-backed securities – commercial	15,870	205	1	16,074
Corporate debt securities	6,879	16	865	6,030
Mutual funds and equity securities	618	-	66	552
Total securities – available for sale	$599,532	$10,765	$1,787	$608,510
Held To Maturity
Obligations of states and political subdivisions	$3,689	$204	$-	$3,893

December 31, 2014 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$110,094	$369	$1,015	$109,448
Obligations of states and political subdivisions	133,563	2,600	397	135,766
Mortgage-backed securities – residential	363,729	7,959	1,199	370,489
Mortgage-backed securities – commercial	2,515	7	10	2,512
Corporate debt securities	6,639	26	358	6,307
Mutual funds and equity securities	1,889	2	25	1,866
Total securities – available for sale	$618,429	$10,963	$3,004	$626,388
Held To Maturity
Obligations of states and political subdivisions	$3,728	$195	$-	$3,923

The amortized cost and estimated fair value of the debt securities portfolio at September 30, 2015, by contractual maturity, are detailed below. The summary is divided into available for sale and held to maturity securities. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mutual funds and equity securities in the available for sale portfolio consist of investments attributed to the Company’s captive insurance subsidiary. These securities have no stated maturity and are not included in the maturity schedule that follows.

Mortgage-backed securities are stated separately due to the nature of payment and prepayment characteristics of these securities, as principal is not due at a single date.

	Available For Sale		Held To Maturity
	Amortized	Estimated	Amortized	Estimated
September 30, 2015 (In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$12,156	$12,183	$-	$-
Due after one year through five years	167,082	168,576	-	-
Due after five years through ten years	80,840	82,061	705	800
Due after ten years	16,500	15,804	2,984	3,093
Mortgage-backed securities	322,336	329,334	-	-
Total	$598,914	$607,958	$3,689	$3,893

Gross realized gains and losses on the sale of available for sale investment securities were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014

Gross realized gains	$5	$8	$185	$186
Gross realized losses	7	-	22	253
Net realized (loss) gain	$(2)	$8	$163	$(67)

Investment securities with unrealized losses at September 30, 2015 and December 31, 2014 not recognized in income are presented in the tables below. The tables segregate investment securities that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or more. The tables also include the fair value of the related securities.

	Less than 12 Months		12 Months or More		Total
September 30, 2015 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$10,201	$71	$17,468	$84	$27,669	$155
Obligations of states and political subdivisions	27,192	159	8,714	81	35,906	240
Mortgage-backed securities – residential	26,332	74	22,958	386	49,290	460
Mortgage-backed securities – commercial	3,167	1	-	-	3,167	1
Corporate debt securities	304	11	5,038	854	5,342	865
Mutual funds and equity securities	489	45	63	21	552	66
Total	$67,685	$361	$54,241	$1,426	$121,926	$1,787

	Less than 12 Months		12 Months or More		Total
December 31, 2014 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$22,696	$76	$60,892	$939	$83,588	$1,015
Obligations of states and political subdivisions	20,746	81	21,272	316	42,018	397
Mortgage-backed securities – residential	37,451	82	71,311	1,117	108,762	1,199
Mortgage-backed securities – commercial	-	-	723	10	723	10
Corporate debt securities	76	4	5,525	354	5,601	358
Mutual funds and equity securities	305	11	95	14	400	25
Total	$81,274	$254	$159,818	$2,750	$241,092	$3,004

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

Corporate debt securities in the Company’s investment securities portfolio at September 30, 2015 include single-issuer trust preferred capital securities with an unrealized loss of $854 thousand and a carrying value of $5.0 million. At year-end 2014, these securities had an unrealized loss of $354 thousand. These securities were issued by a national and global financial services firm and purchased by the Company during 2007. The securities are currently performing and continue to be rated as investment grade by the rating agencies. The issuer of the securities announced in the first quarter of 2015 an increase in per share common dividend payments and authorization of a common equity repurchase plan. The Company does not intend to sell these securities nor does the Company believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company believes these securities are not impaired due to reasons of credit quality or other factors, but rather the unrealized loss is primarily attributed to continuing global economic issues and market volatility. The Company believes that it will collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will recover as they approach their maturity dates.

The Company attributes the unrealized losses in other sectors of its investment securities portfolio to changes in market interest rates and volatility. Investment securities with unrealized losses at September 30, 2015 are performing according to their contractual terms, and the Company does not expect to incur a loss on these securities unless they are sold prior to maturity. The Company does not have the intent to sell these securities nor does it believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company does not consider any of the securities to be impaired due to reasons of credit quality or other factors.

7. Loans and Allowance for Loan Losses

Major classifications of loans outstanding are summarized as follows:

(In thousands)	September 30, 2015	December 31, 2014

Real Estate:
Real estate mortgage – construction and land development	$107,130	$97,045
Real estate mortgage – residential	355,258	361,022
Real estate mortgage – farmland and other commercial enterprises	368,870	375,277
Commercial:
Commercial and industrial	51,187	47,112
States and political subdivisions	18,428	22,369
Lease financing	25	159
Other	22,218	15,547
Consumer:
Secured	6,787	7,963
Unsecured	5,242	5,450
Total loans	935,145	931,944
Less unearned income	-	1
Total loans, net of unearned income	$935,145	$931,943

Activity in the allowance for loan losses by portfolio segment was as follows for the periods indicated.

(In thousands)	Real Estate	Commercial	Consumer	Total
Three months ended September 30, 2015
Balance, beginning of period	$10,806	$1,057	$336	$12,199
Provision for loan losses	(765)	(136)	3	(898)
Recoveries	38	145	28	211
Loans charged off	(151)	(42)	(42)	(235)
Balance, end of period	$9,928	$1,024	$325	$11,277

Nine months ended September 30, 2015
Balance, beginning of period	$12,542	$1,153	$273	$13,968
Provision for loan losses	(2,552)	(237)	82	(2,707)
Recoveries	376	176	91	643
Loans charged off	(438)	(68)	(121)	(627)
Balance, end of period	$9,928	$1,024	$325	$11,277

(In thousands)	Real Estate	Commercial	Consumer	Total
Three months ended September 30, 2014
Balance, beginning of period	$15,448	$1,338	$337	$17,123
Provision for loan losses	(1,036)	(496)	(4)	(1,536)
Recoveries	114	691	20	825
Loans charged off	(436)	(230)	(54)	(720)
Balance, end of period	$14,090	$1,303	$299	$15,692

Nine months ended September 30, 2014
Balance, beginning of period	$18,716	$1,409	$452	$20,577
Provision for loan losses	(3,395)	634	(31)	(2,792)
Recoveries	471	736	94	1,301
Loans charged off	(1,702)	(1,476)	(216)	(3,394)
Balance, end of period	$14,090	$1,303	$299	$15,692

The following tables present individually impaired loans by class of loans for the dates indicated.

September 30, 2015 (In thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Allowance for Loan Losses Allocated
Real Estate
Real estate mortgage – construction and land development	$10,410	$4,373	$3,379	$7,752	$543
Real estate mortgage – residential	9,304	2,588	6,660	9,248	1,149
Real estate mortgage – farmland and other commercial enterprises	21,182	4,200	16,848	21,048	687
Commercial
Commercial and industrial	436	-	438	438	261
Consumer
Unsecured	161	-	161	161	161
Total	$41,493	$11,161	$27,486	$38,647	$2,801

December 31, 2014 (In thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Allowance for Loan Losses Allocated
Real Estate
Real estate mortgage – construction and land development	$13,656	$6,902	$3,917	$10,819	$744
Real estate mortgage – residential	10,256	3,473	6,649	10,122	1,172
Real estate mortgage – farmland and other commercial enterprises	23,003	5,247	17,649	22,896	1,359
Commercial
Commercial and industrial	93	22	71	93	71
Consumer
Unsecured	25	-	25	25	25
Total	$47,033	$15,644	$28,311	$43,955	$3,371

Three Months Ended September 30,	2015			2014
(In thousands)	Average	Interest Income Recognized	Cash Basis Interest Recognized	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate mortgage – construction and land development	$9,650	$49	$47	$13,157	$46	$46
Real estate mortgage – residential	9,416	109	109	10,651	150	143
Real estate mortgage – farmland and other commercial enterprises	20,999	255	252	27,014	359	358
Commercial
Commercial and industrial	449	5	5	375	2	2
Consumer
Unsecured	161	2	2	30	-	-
Total	$40,675	$420	$415	$51,227	$557	$549

Nine Months Ended September 30,	2015			2014
(In thousands)	Average	Interest Income Recognized	Cash Basis Interest Recognized	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate mortgage – construction and land development	$10,382	$265	$258	$14,735	$279	$275
Real estate mortgage – residential	10,199	364	352	11,137	412	393
Real estate mortgage – farmland and other commercial enterprises	22,931	780	771	29,141	839	816
Commercial
Commercial and industrial	563	11	11	290	6	5
Consumer
Secured				6	-	-
Unsecured	118	4	4	56	4	3
Total	$44,193	$1,424	$1,396	$55,365	$1,540	$1,492

The following tables present the balance of the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of September 30, 2015 and December 31, 2014.

September 30, 2015 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,379	$261	$161	$2,801
Collectively evaluated for impairment	7,549	763	164	8,476
Total ending allowance balance	$9,928	$1,024	$325	$11,277

Loans
Loans individually evaluated for impairment	$38,048	$438	$161	$38,647
Loans collectively evaluated for impairment	793,210	91,420	11,868	896,498
Total ending loan balance, net of unearned income	$831,258	$91,858	$12,029	$935,145

December 31, 2014 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3,275	$71	$25	$3,371
Collectively evaluated for impairment	9,267	1,082	248	10,597
Total ending allowance balance	$12,542	$1,153	$273	$13,968

Loans
Loans individually evaluated for impairment	$43,837	$93	$25	$43,955
Loans collectively evaluated for impairment	789,507	85,093	13,388	887,988
Total ending loan balance, net of unearned income	$833,344	$85,186	$13,413	$931,943

The following tables present the recorded investment in nonperforming loans by class of loans as of September 30, 2015 and December 31, 2014.

September 30, 2015 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate:
Real estate mortgage – construction and land development	$1,861	$3,679	$-
Real estate mortgage – residential	2,527	4,350	-
Real estate mortgage – farmland and other commercial enterprises	3,739	15,594	-
Commercial:
Commercial and industrial	55	385	-
Other	9	-	-
Consumer:
Secured	10	-	-
Unsecured	-	147	-
Total	$8,201	$24,155	$-

December 31, 2014 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate:
Real estate mortgage – construction and land development	$3,744	$3,742	$-
Real estate mortgage – residential	3,474	4,674	-
Real estate mortgage – farmland and other commercial enterprises	4,202	16,004	-
Commercial:
Commercial and industrial	81	-	-
Lease financing	7	-	-
Consumer:
Unsecured	-	9	-
Total	$11,508	$24,429	$-

The Company has allocated $1.9 million and $2.2 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings and that are in compliance with those terms as of September 30, 2015 and December 31, 2014, respectively. The Company had no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings at September 30, 2015 and December 31, 2014.

The Company had three credits modified as troubled debt restructurings during 2015. Additionally, troubled debt restructurings increased as a result of the purchase of a previously-participated portion of a loan to a nonaffiliated bank during the first quarter of 2015. This loan was participated prior to it being restructured. The purchase price paid represented a discount of $482 thousand or 15% of the purchased principal amount. The loan is performing under the terms of the restructuring and the borrower’s financial position has steadily improved. Accretion of the discount was recognized over the contractual life of the loan, which ended in June 2015. There is no further accretion to be recognized. The total outstanding balance related to this credit, which was renewed during June 2015, was $11.3 million at September 30, 2015. This represents 46.8% of the Company’s total restructured loans and is the largest such individual credit. This credit was restructured in 2012 following an interest rate concession and extended amortization term.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ended September 30, 2015. There were no loans modified as troubled debt restructurings during the three months ended September 30, 2015 or during 2014.

(Dollars in thousands) Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Nine Months Ended September 30, 2015
Commercial:
Commercial and industrial	2	$388	$388
Consumer:
Secured	1	145	145
Total	3	$533	$533

The troubled debt restructurings identified above increased the allowance for loan losses by $356 thousand in the nine month period ended September 30, 2015. There were no charge-offs related to these loans. There were no payment defaults during the first nine months of 2015 or 2014 for credits that were restructured during the previous twelve months.

The tables below present an age analysis of past due loans 30 days or more by class of loans as of the dates indicated. Past due loans that are also classified as nonaccrual are included in their respective past due category.

September 30, 2015 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate:
Real estate mortgage – construction and land development	$2	$227	$229	$106,901	$107,130
Real estate mortgage – residential	1,706	698	2,404	352,854	355,258
Real estate mortgage – farmland and other commercial enterprises	876	2,125	3,001	365,869	368,870
Commercial:
Commercial and industrial	-	19	19	51,168	51,187
States and political subdivisions	-	-	-	18,428	18,428
Lease financing, net	25	-	25	-	25
Other	19	-	19	22,199	22,218
Consumer:
Secured	4	-	4	6,783	6,787
Unsecured	23	-	23	5,219	5,242
Total	$2,655	$3,069	$5,724	$929,421	$935,145

December 31, 2014 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate:
Real estate mortgage – construction and land development	$-	$272	$272	$96,773	$97,045
Real estate mortgage – residential	1,395	1,595	2,990	358,032	361,022
Real estate mortgage – farmland and other commercial enterprises	75	3,484	3,559	371,718	375,277
Commercial:
Commercial and industrial	-	13	13	47,099	47,112
States and political subdivisions	-	-	-	22,369	22,369
Lease financing, net	-	-	-	158	158
Other	40	7	47	15,500	15,547
Consumer:
Secured	58	-	58	7,905	7,963
Unsecured	16	1	17	5,433	5,450
Total	$1,584	$5,372	$6,956	$924,987	$931,943

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

	Real Estate			Commercial
September 30, 2015 (In thousands)	Real Estate Mortgage –Construction and Land Development	Real Estate Mortgage –Residential	Real Estate Mortgage –Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Lease Financing	Other
Credit risk profile by internally assigned rating grades:
Pass	$92,979	$323,928	$327,195	$49,697	$18,428	$25	$22,196
Special Mention	4,018	15,791	24,191	999	-	-	-
Substandard	10,133	15,539	17,484	491	-	-	22
Doubtful	-	-	-	-	-	-	-
Total	$107,130	$355,258	$368,870	$51,187	$18,428	$25	$22,218

	Real Estate			Commercial
December 31, 2014 (In thousands)	Real Estate Mortgage – Construction and Land Development	Real Estate Mortgage –Residential	Real Estate Mortgage –Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Lease Financing	Other
Credit risk profile by internally assigned rating grades:
Pass	$81,438	$326,124	$327,019	$45,665	$22,369	$158	$15,526
Special Mention	2,674	16,429	27,855	946	-	-	14
Substandard	12,933	18,469	19,941	501	-	-	7
Doubtful	-	-	462	-	-	-	-
Total	$97,045	$361,022	$375,277	$47,112	$22,369	$158	$15,547

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the consumer loans outstanding based on payment activity as of September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
	Consumer		Consumer
(In thousands)	Secured	Unsecured	Secured	Unsecured
Credit risk profile based on payment activity:
Performing	$6,777	$5,095	$7,963	$5,441
Nonperforming	10	147	-	9
Total	$6,787	$5,242	$7,963	$5,450

8. Other Real Estate Owned

Other real estate owned (“OREO”) was as follows as of the date indicated:

(In thousands)	September 30, 2015	December 31, 2014
Construction and land development	$13,576	$17,628
Residential real estate	1,084	2,219
Farmland and other commercial enterprises	8,208	12,113
Total	$22,868	$31,960

OREO activity for the nine months ended September 30, 2015 and 2014 was as follows:

Nine months ended September 30, (In thousands)	2015	2014
Beginning balance	$31,960	$37,826
Transfers from loans and other increases	1,274	8,152
Proceeds from sales	(9,642)	(8,590)
Loss on sales, net	(129)	(546)
Write downs and other decreases, net	(595)	(2,076)
Ending balance	$22,868	$34,766

At September 30, 2015, the Company had a total of $1.9 million of loans secured by residential real estate mortgages that were in the process of foreclosure.

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

The following table represents the remaining maturity of repurchase agreements disaggregated by the class of securities pledged.

	Remaining Contractual Maturity of the Agreements
September 30, 2015 (In thousands)	Overnight/ Continuous	Less Than 30 Days	30-89 Days	90 Days to One Year	Over One Year to Four Years	Total
U.S. government agency securities	$33,357	$200	$-	$1,714	$100,756	$136,027
Total	$33,357	$200	$-	$1,714	$100,756	$136,027

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

The following disclosures of the net periodic benefit cost components of Plan 1 and Plan 2 were measured at January 1, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
Service cost	$185	$121	$554	$362
Interest cost	162	142	487	427
Recognized prior service cost	13	51	38	155
Recognized net actuarial loss (gain)	10	(15)	31	(47)
Net periodic benefit cost	$370	$299	$1,110	$897

The Company expects benefit payments of $359 thousand for 2015, of which $72 thousand and $214 thousand have been made during the three and nine months ended September 30, 2015, respectively.

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

The regulatory ratios of the consolidated Company and its subsidiary banks were as follows for the dates indicated.

	September 30, 2015				December 31, 2014
	Common Equity Tier 1 Risk-based Capital[1]	Tier 1 Risk-based Capital[1]	Total Risk-based Capital[1]	Tier 1 Leverage[2]	Common Equity Tier 1 Risk-based Capital[1]	Tier 1 Risk-based Capital[1]	Total Risk-based Capital[1]	Tier 1 Leverage[2]
Consolidated	14.93%	19.13%	20.12%	12.27%	N/A	19.75%	21.00%	12.04%
Farmers Bank	16.74	16.74	17.65	9.63	N/A	17.71	18.70	9.40
United Bank	19.04	19.04	20.20	12.82	N/A	18.00	19.26	11.08
First Citizens	14.47	14.47	15.09	9.85	N/A	13.66	14.30	9.44
Citizens Northern	14.26	14.26	15.51	10.31	N/A	14.46	15.71	10.11

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

Summary of Regulatory Agreements

Citizens Northern.

The Federal Deposit Insurance Corporation (“FDIC”) and Kentucky Department of Financial Institutions (“KDFI”) entered into a Memorandum of Understanding (“Memorandum”) with Citizens Northern in September 2010. This Memorandum was terminated and replaced in July 2013. The updated Memorandum included provisions that required the bank to maintain a Tier 1 leverage ratio at or above 9.0% and to obtain regulatory approval before declaring or paying a dividend to the Parent Company. The Memorandum was terminated in August 2015 following a joint examination by the FDIC and KDFI, which found satisfactory compliance with the terms of the Memorandum and overall improvement in financial condition.

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

Following is a description of the valuation method used for financial instruments measured at fair value on a recurring basis. For this disclosure, the Company only has available for sale investment securities and money market mutual funds classified as cash equivalents that meet the requirement. The carrying value of the $11.2 million in money market mutual funds is equivalent to its fair value and based on Level 1 inputs.

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

Available for sale investment securities are the Company’s only balance sheet item that meets the disclosure requirements for instruments measured at fair value on a recurring basis. Disclosures as of September 30, 2015 and December 31, 2014 are as follows:

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2015
Obligations of U.S. government-sponsored entities	$126,684	$-	$126,684	$-
Obligations of states and political subdivisions	145,910	-	145,910	-
Mortgage-backed securities – residential	313,260	-	313,260	-
Mortgage-backed securities – commercial	16,074	-	16,074	-
Corporate debt securities	6,030	-	6,030	-
Mutual funds and equity securities	552	552	-	-
Total	$608,510	$552	$607,958	$-

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2014
Obligations of U.S. government-sponsored entities	$109,448	$-	$109,448	$-
Obligations of states and political subdivisions	135,766	-	135,766	-
Mortgage-backed securities – residential	370,489	-	370,489	-
Mortgage-backed securities – commercial	2,512	-	2,512	-
Corporate debt securities	6,307	-	6,307	-
Mutual funds and equity securities	1,866	1,866	-	-
Total	$626,388	$1,866	$624,522	$-

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

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2015
Collateral-dependent Impaired Loans
Real estate mortgage – construction and land development	$227			$227
Real estate mortgage – residential	678	$-	$-	678
Total	$905	$-	$-	$905

OREO
Construction and land development	$857	$-	$-	$857
Residential real estate	475	-	-	475
Farmland and other commercial enterprises	1,614	-	-	1,614
Total	$2,946	$-	$-	$2,946

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Collateral-dependent Impaired Loans
Real estate mortgage – construction and land development	$284	$-	$-	$284
Real estate mortgage – residential	946	-	-	946
Real estate mortgage – farmland and other commercial enterprises	340	-	-	340
Total	$1,570	$-	$-	$1,570

OREO
Construction and land development	$8,123	$-	$-	$8,123
Residential real estate	863	-	-	863
Farmland and other commercial enterprises	5,459	-	-	5,459
Total	$14,445	$-	$-	$14,445

The following table represents impairment charges recorded in earnings for the periods indicated on assets measured at fair value on a nonrecurring basis.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
Impairment charges:
Collateral-dependent impaired loans	$24	$395	$45	$611
OREO	29	662	276	1,549
Total	$53	$1,057	$321	$2,160

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

(In thousands)	Fair Value at September 30, 2015	Valuation Technique	Unobservable Inputs	Range			Average
Collateral-dependent impaired loans	$905	Discounted appraisals	Marketability discount	0%	-	8.0%	6.0%
OREO	$2,946	Discounted appraisals	Marketability discount	2.3%	-	26.9%	6.1%

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

The following table presents the estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2015 and December 31, 2014. Information for available for sale investment securities is presented within this footnote in greater detail above.

			Fair Value Measurements Using
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015
Assets
Cash and cash equivalents	$107,855	$107,855	$107,855	$-	$-
Held to maturity investment securities	3,689	3,893	-	3,893	-
Loans, net	923,868	922,241	-	-	922,241
Accrued interest receivable	5,246	5,246	-	5,246	-
Federal Home Loan Bank and Federal Reserve Bank Stock	9,368	N/A	-	-	-

Liabilities
Deposits	1,356,468	1,357,045	1,016,440	-	340,605
Federal funds purchased and other short-term borrowings	34,757	34,757	-	34,757	-
Securities sold under agreements to repurchase and other long-term borrowings	120,115	128,505	-	128,505	-
Subordinated notes payable to unconsolidated trusts	48,970	29,203	-	-	29,203
Accrued interest payable	859	859	-	859	-

December 31, 2014
Assets
Cash and cash equivalents	$100,914	$100,914	$100,914	$-	$-
Held to maturity investment securities	3,728	3,923	-	3,923	-
Loans, net	917,975	918,697	-	-	918,697
Accrued interest receivable	5,625	5,625	-	5,625	-
Federal Home Loan Bank and Federal Reserve Bank Stock	9,368	N/A	-	-	-

Liabilities
Deposits	1,387,161	1,388,614	991,630	-	396,984
Federal funds purchased and other short-term borrowings	28,590	28,590	-	28,590	-
Securities sold under agreements to repurchase and other long-term borrowings	119,724	129,244	-	129,244	-
Subordinated notes payable to unconsolidated trusts	48,970	22,594	-	-	22,594
Accrued interest payable	944	944	-	944	-

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

RESULTS OF OPERATIONS

Third Quarter 2015 Compared to Third Quarter 2014

The Company reported net income of $3.8 million for the quarter ended September 30, 2015, a decrease of $275 thousand or 6.7% compared with net income of $4.1 million for the third quarter of 2014. On a per common share basis, net income was $.51 and $.49 for the current and year-ago quarters, respectively. This represents an increase of $.02 or 4.1%. Per common share net income was positively impacted $.06 by the Company’s redemption of its outstanding preferred shares, which decreased preferred stock dividends by $450 thousand in the quarterly comparison. The preferred share redemptions took place in three separate transactions of 10,000 shares each, beginning in the second quarter of 2014 and concluding in the second quarter of 2015.

Selected income statement amounts and related data are summarized in the table below.

(In thousands, except per share data)
Three Months Ended September 30,	2015	2014	Increase (Decrease)
Interest income	$15,123	$15,976	$(853)
Interest expense	2,158	2,513	(355)
Net interest income	12,965	13,463	(498)
Provision for loan losses	(898)	(1,536)	638
Net interest income after provision for loan losses	13,863	14,999	(1,136)
Noninterest income	5,689	6,142	(453)
Noninterest expenses	14,281	15,751	(1,470)
Income before income taxes	5,271	5,390	(119)
Income tax expense	1,439	1,283	156
Net income	3,832	4,107	(275)
Less preferred stock dividends and discount accretion	-	450	(450)
Net income available to common shareholders	$3,832	$3,657	$175

Basic and diluted net income per common share	$.51	$.49	$.02

Weighted average common shares outstanding – basic and diluted	7,495	7,485	10
Return on average assets	.86%	.91%	(5) bp
Return on average equity	8.95%	9.17%	(22) bp

bp – basis points.

The decrease in net income is primarily attributed to a lower credit to the provision for loan losses of $638 thousand or 41.5%, lower net interest income of $498 thousand or 3.7%, and lower noninterest income of $453 thousand or 7.4%. These were partially offset by a decrease to noninterest expense of $1.5 million or 9.3%. Further information related to the more significant components making up the increase in net income follows.

Net Interest Income

The overall interest rate environment at September 30, 2015, as measured by the Treasury yield curve, remained at very low levels when compared with historical trends. During the current quarter, yields for the three and six-month maturities were relatively unchanged, while the three-year maturity decreased 15 basis points. Yields on longer-term maturities declined 33 and 25 basis points for the ten and thirty-year maturity periods, respectively. At September 30, 2015, the short-term federal funds target interest rate remained between zero and 0.25%, unchanged since December 2008. The Federal Reserve Board (“Federal Reserve”) has indicated that it will be appropriate to raise the federal funds target interest rate when it sees further improvement in the labor market and is reasonably confident that inflation will return to its 2 percent objective over the medium term. At September 30, 2015, the national and Kentucky unemployment rate was 5.1% and 5.0%, respectively. However, labor force participation rates remain near 40-year lows. The national inflation rate at September 30, 2015 was minus 0.04% based on the Consumer Price Index published by the Bureau of Labor Statistics.

Net interest income was $13.0 million for the current quarter, a decrease of $498 thousand or 3.7% compared to $13.5 million for the prior year third quarter. The decrease in net interest income was driven by lower interest income of $853 thousand or 5.3%, partially offset by a decrease in interest expense of $355 thousand or 14.1%. Interest income on loans and investment securities decreased $522 thousand or 4.2% and $332 thousand or 9.5%, respectively. Interest expense on deposits decreased $305 thousand or 29.6% in the comparison.

The decrease to interest income on loans resulted from a decline in average balances outstanding and a lower average rate earned on loans. The decrease in loan volume has been accelerated by early payoffs of several larger balance credits that were refinanced by competitors with terms below the Company’s underwriting standards. In recent years, the Company has focused on strengthening its credit underwriting standards, which has improved the overall credit quality of the loan portfolio.

Interest income on investment securities decreased mainly due to lower rates, partially offset by an increase in volume. In periods when quality loan demand is low, available funds are invested in lower yielding investment securities or cash equivalents at then-current market rates, or otherwise used to manage liquidity, such as for deposit outflows or for the repayment of long-term debt. Average investment securities for the quarter increased $7.9 million or 1.3% from a year ago.

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

The net interest margin on a taxable equivalent basis was 3.25% and 3.33% in the current and year-ago quarters, respectively. Net interest spread was 3.09% and 3.18% in the comparison. The Company expects its net interest margin to remain relatively flat or trend downward in the near term according to internal modeling using expectations about future market interest rates, the maturity structure of the Company’s earning assets and liabilities, and other factors. Future results could be significantly different than expectations.

The following tables present an analysis of net interest income for the quarterly periods ended September 30.

Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential

Three Months Ended September 30,	2015			2014
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities
Taxable	$499,835	$2,508	1.99%	$500,365	$2,857	2.27%
Nontaxable[1]	129,692	984	3.01	121,271	957	3.13
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell	68,012	35	.20	64,018	34	.21
Loans[1,2,3]	936,988	12,001	5.08	960,914	12,552	5.18
Total earning assets	1,634,527	$15,528	3.77%	1,646,568	$16,400	3.94%
Allowance for loan losses	(12,022)			(16,878)
Total earning assets, net of allowance for loan losses	1,622,505			1,629,690
Nonearning Assets
Cash and due from banks	23,515			24,503
Premises and equipment, net	33,934			35,650
Other assets	86,572			102,495
Total assets	$1,766,526			$1,792,338
Interest Bearing Liabilities
Deposits
Interest bearing demand	$326,645	$49	.06%	$315,380	$45	.06%
Savings	392,320	136	.14	362,702	149	.16
Time	345,403	540	.62	425,052	836	.78
Federal funds purchased and other short-term borrowings	31,330	13	.16	27,661	12	.17
Securities sold under agreements to repurchase and other long-term borrowings	167,827	1,420	3.36	172,971	1,471	3.37
Total interest bearing liabilities	1,263,525	$2,158	.68%	1,303,766	$2,513	.76%
Noninterest Bearing Liabilities
Demand deposits	303,878			285,522
Other liabilities	29,192			25,438
Total liabilities	1,596,595			1,614,726
Shareholders’ equity	169,931			177,612
Total liabilities and shareholders’ equity	$1,766,526			$1,792,338
Net interest income		13,370			13,887
TE basis adjustment		(405)			(424)
Net interest income		$12,965			$13,463
Net interest spread			3.09%			3.18%
Impact of noninterest bearing sources of funds			.16			.15
Net interest margin			3.25%			3.33%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

2Loan balances include principal balances on nonaccrual loans.

3Loan fees included in interest income amounted to $301 thousand and $312 thousand in 2015 and 2014, respectively.

Analysis of Changes in Net Interest Income (tax equivalent basis)

(In thousands)	Variance	Variance Attributed to
Three Months Ended September 30,	2015/2014[1]	Volume	Rate

Interest Income
Taxable investment securities	$(349)	$(3)	$(346)
Nontaxable investment securities[2]	27	205	(178)
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell	1	7	(6)
Loans[2]	(551)	(310)	(241)
Total interest income	(872)	(101)	(771)
Interest Expense
Interest bearing demand deposits	4	4	-
Savings deposits	(13)	52	(65)
Time deposits	(296)	(141)	(155)
Federal funds purchased and other short-term borrowings	1	5	(4)
Securities sold under agreements to repurchase and other long-term borrowings	(51)	(46)	(5)
Total interest expense	(355)	(126)	(229)
Net interest income	$(517)	$25	$(542)
Percentage change	100.0%	(4.8)%	104.8%

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.

2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Provision for Loan Losses

The provision for loan losses represents charges or credits to earnings that are necessary to maintain an allowance for loan losses at an adequate level to cover credit losses specifically identified in the loan portfolio, as well as management’s best estimate of incurred probable loan losses in the remainder of the portfolio at the balance sheet date. The credit quality of the Company’s loan portfolio continued to improve in the comparable periods, including certain credit quality metrics which are at or near recent quarterly bests.

The Company recorded a credit to the provision for loan losses in the amount of $898 thousand and $1.5 million in the current and year ago quarters, respectively. The allowance for loan losses as a percentage of outstanding loans was 1.21% at September 30, 2015 compared to 1.50% and 1.65% at year-end 2014 and September 30, 2014, respectively. The credit to the provision for loan losses is attributed to continuing improvement in the credit quality of the loan portfolio and a decline in outstanding loans. Net charge-offs were $24 thousand in the current quarter compared to net recoveries of $105 thousand a year earlier. Loan recoveries for the prior-year quarter include $671 thousand related to a group of fraudulent loans that were charged off during the first quarter of 2014.

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

Noninterest Income

The components of noninterest income are as follows for the periods indicated:

(Dollars in thousands) Three Months Ended September 30,	2015	2014	Increase (Decrease)%
Service charges and fees on deposits	$1,955	$1,993	$(38)	(1.9)%
Allotment processing fees	1,066	1,276	(210)	(16.5)
Other service charges, commissions, and fees	1,442	1,316	126	9.6
Trust income	667	812	(145)	(17.9)
Investment securities (losses) gains, net	(2)	8	(10)	N/M
Gain on sale of mortgage loans, net	220	123	97	78.9
Income from company-owned life insurance	234	511	(277)	(54.2)
Other	107	103	4	3.9
Total noninterest income	$5,689	$6,142	$(453)	(7.4)%

N/M – Not meaningful.

The decrease in noninterest income is attributed mainly to lower income from company-owned life insurance, which was due to a tax-free death benefit that exceeded the cash surrender value by $276 thousand during the year-ago quarter.

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

The decrease in trust income was driven by an unusually large nonrecurring estate fee of $250 thousand recorded during the prior-year third quarter, partially offset by a nonrecurring fee of $73 thousand in the current quarter. Service charges and fees on deposits decreased primarily due to lower overdraft fees of $68 thousand or 5.7% related to volume declines.

The increase in nondeposit service charges, commissions, and fees was driven by a nonrecurring fee of $63 thousand received during the current quarter related to credit card merchant activity and higher interchange fees of $35 thousand or 4.8% due to higher transaction volume. The higher net gains on sale of mortgage loans relates to higher sales volume of $1.7 million or 25.7%.

Noninterest Expense

The components of noninterest expense are as follows for the periods indicated:

(Dollars in thousands) Three Months Ended September 30,	2015	2014	Increase (Decrease)%
Salaries and employee benefits	$7,774	$7,530	$244	3.2%
Occupancy expenses, net	1,177	1,229	(52)	(4.2)
Equipment expenses	691	637	54	8.5
Data processing and communication expense	1,114	979	135	13.8
Bank franchise tax	608	585	23	3.9
Amortization of intangibles	112	101	11	10.9
Deposit insurance expense	397	426	(29)	(6.8)
Other real estate expenses, net	262	1,974	(1,712)	(86.7)
Legal expenses	292	293	(1)	(.3)
Other	1,854	1,997	(143)	(7.2)
Total noninterest expense	$14,281	$15,751	$(1,470)	(9.3)%

Total decrease in noninterest expense was driven by lower expenses related to repossessed real estate. Development, maintenance, and operating costs related to repossessed real estate decreased $765 thousand and impairment charges were down $633 thousand in the comparison. The prior-year quarter expenses include costs incurred to increase the marketability of two real estate construction properties and to better position them for sale. The two properties have subsequently been sold. Net losses from the sale of repossessed real estate decreased $314 thousand.

The most significant increases to noninterest expense in the comparison include salaries and employee benefits and data processing and communication expense. Salaries and related payroll taxes were up $161 thousand or 2.7%. Employee benefits increased $85 thousand or 5.8%, mainly due to an increase in the actuary-determined postretirement benefit expense. The Company had an average of 508 full time equivalent employees during the quarter, down from 514 a year earlier. The increase in data processing and communication expense was led by higher costs related to technology updates in the normal course of business.

Income Taxes

Income tax expense was $1.4 million for the current quarter, an increase of $156 thousand or 12.2% compared to $1.3 million for the same quarter of 2014. The effective income tax rates were 27.3% and 23.8% for the current and year-ago quarters, respectively. The prior-year third quarter included tax-free revenue related to a death benefit from company-owned life insurance which lowered the effective tax rate.

First Nine Months of 2015 Compared to First Nine Months of 2014

The Company reported net income of $11.4 million for the first nine months of 2015, a decrease of $893 thousand or 7.3% compared with net income of $12.3 million for 2014. On a per common share basis, net income for the current nine months was $1.47, an increase of $.03 or 2.1% compared to $1.44 reported a year earlier. Per common share net income was positively impacted $.15 by the Company’s redemption of its outstanding preferred shares, which decreased preferred dividends by $1.2 million and resulted in an increase in net income available to common shareholders. The preferred share redemptions took place in three separate transactions of 10,000 shares each, beginning in the second quarter of 2014 and concluding in June 2015.

Selected income statement amounts and related data are presented in the table below.

(In thousands, except per share data)
Nine Months Ended September 30,	2015	2014	Increase (Decrease)
Interest income	$46,064	$48,681	$(2,617)
Interest expense	6,523	7,812	(1,289)
Net interest income	39,541	40,869	(1,328)
Provision for loan losses	(2,707)	(2,792)	85
Net interest income after provision for loan losses	42,248	43,661	(1,413)
Noninterest income	16,638	17,506	(868)
Noninterest expenses	43,265	44,504	(1,239)
Income before income taxes	15,621	16,663	(1,042)
Income tax expense	4,213	4,362	(149)
Net income	11,408	12,301	(893)
Less preferred stock dividends and discount accretion	395	1,550	(1,155)
Net income available to common shareholders	$11,013	$10,751	$262

Basic and diluted net income per common share	$1.47	$1.44	$.03

Weighted average common shares outstanding – basic and diluted	7,492	7,482	10
Return on average assets	.85%	.91%	(6) bp
Return on average equity	8.76%	9.31%	(55) bp

bp – basis points.

The $893 thousand decrease in net income is attributed primarily to lower net interest income of $1.3 million or 3.2%, and a decrease in noninterest income of $868 thousand or 5.0%. These amounts were partially offset by a decrease in noninterest expense of $1.2 million or 2.8%. Income tax expense was down $149 thousand or 3.4%. Further information related to the more significant components making up the decrease in net income follows.

Net Interest Income

Net interest income was $39.5 million for the first nine months of 2015, a decrease of $1.3 million or 3.2% compared to $40.9 million for the first nine months of 2014. The decrease in net interest income resulted from a decline in interest income of $2.6 million or 5.4%, partially offset by a decrease in interest expense of $1.3 million or 16.5%. Interest income on loans and investment securities decreased $1.8 million or 4.6% and $896 thousand or 8.3%, respectively. Interest expense on deposits decreased $1.1 million or 31.6%.

The decrease to interest income on loans resulted primarily from a decline in average balances outstanding, which offset a slight increase in the average rate in the comparison. The decrease in loan volume has been accelerated by early payoffs of several larger balance credits that were refinanced by competitors with terms below the Company’s underwriting standards. In recent years, the Company has focused on strengthening its credit underwriting standards, which has improved the overall credit quality of the loan portfolio. The average rate earned on loans for the current nine months was boosted $482 thousand from accretion related to a loan purchased at a discount during the first quarter of 2015. Accretion was recognized over the contractual life of the purchased loan, which ended in June 2015. There is no further accretion to be recognized.

Interest income on investment securities decreased mainly due to lower rates, partially offset by an increase in volume. In periods when quality loan demand is low, available funds are invested in lower yielding investment securities or cash equivalents at then-current market rates, or otherwise used to manage liquidity, such as for deposit outflows or for the repayment of long-term debt. Average investment securities increased $18.3 million or 2.9% from the year-ago comparable period.

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

The net interest margin on a taxable equivalent basis was 3.30% and 3.38% for the first nine months of 2015 and 2014, respectively. Net interest spread was 3.15% and 3.22% in the comparison. As discussed above, interest income for the current nine months includes discount accretion related to a loan purchased during the first quarter of 2015. There is no further accretion to be recognized on this loan; therefore, the Company expects its net interest margin to remain relatively flat or trend downward in the near term according to internal modeling using expectations about future market interest rates, the maturity structure of the Company’s earning assets and liabilities, and other factors. Future results could be significantly different than expectations.

The following tables present an analysis of net interest income for the nine months ended September 30.

Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential

Nine Months Ended September 30,	2015			2014
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities
Taxable	$512,721	$7,944	2.07%	$504,022	$8,917	2.37%
Nontaxable[1]	128,093	2,951	3.08	118,462	2,830	3.19
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell	79,225	132	.22	60,309	100	.22
Loans[1,2,3]	930,775	36,284	5.21	977,759	38,051	5.20
Total earning assets	1,650,814	$47,311	3.83%	1,660,552	$49,898	4.01%
Allowance for loan losses	(12,734)			(18,303)
Total earning assets, net of allowance for loan losses	1,638,080			1,642,249
Nonearning Assets
Cash and due from banks	23,405			23,524
Premises and equipment, net	34,341			35,944
Other assets	91,822			100,377
Total assets	$1,787,648			$1,802,094
Interest Bearing Liabilities
Deposits
Interest bearing demand	$337,601	$148	.06%	$320,383	$142	.06%
Savings	384,008	371	.13	356,183	460	.17
Time	364,714	1,764	.65	443,557	2,735	.82
Federal funds purchased and other short-term borrowings	29,371	33	.15	29,701	42	.19
Securities sold under agreements to repurchase and other long-term borrowings	167,867	4,207	3.35	175,023	4,433	3.39
Total interest bearing liabilities	1,283,561	$6,523	.68%	1,324,847	$7,812	.79%
Noninterest Bearing Liabilities
Demand deposits	302,380			275,897
Other liabilities	27,682			24,775
Total liabilities	1,613,623			1,625,519
Shareholders’ equity	174,025			176,575
Total liabilities and shareholders’ equity	$1,787,648			$1,802,094
Net interest income		40,788			42,086
TE basis adjustment		(1,247)			(1,217)
Net interest income		$39,541			$40,869
Net interest spread			3.15%			3.22%
Impact of noninterest bearing sources of funds			.15			.16
Net interest margin			3.30%			3.38%

1Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

2Loan balances include principal balances on nonaccrual loans.

3Loan fees included in interest income amounted to $941 thousand and $978 thousand in 2015 and 2014, respectively.

Analysis of Changes in Net Interest Income (tax equivalent basis)

(In thousands)	Variance	Variance Attributed to
Nine Months Ended September 30,	2015/2014[1]	Volume	Rate

Interest Income
Taxable investment securities	$(973)	$246	$(1,219)
Nontaxable investment securities[2]	121	268	(147)
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell	32	32	-
Loans[2]	(1,767)	(1,887)	120
Total interest income	(2,587)	(1,341)	(1,246)
Interest Expense
Interest bearing demand deposits	6	6	-
Savings deposits	(89)	48	(137)
Time deposits	(971)	(448)	(523)
Federal funds purchased and other short-term borrowings	(9)	(1)	(8)
Securities sold under agreements to repurchase and other long-term borrowings	(226)	(175)	(51)
Total interest expense	(1,289)	(570)	(719)
Net interest income	$(1,298)	$(771)	$(527)
Percentage change	100.0%	59.4%	40.6%

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.

2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Provision for Loan Losses

The Company recorded a credit to the provision for loan losses in the amount of $2.7 million and $2.8 million for the first nine months of 2015 and 2014, respectively. The allowance for loan losses as a percentage of outstanding loans was 1.21% at September 30, 2015 compared to 1.50% and 1.65% at year-end 2014 and September 30, 2014, respectively. The credit to the provision for loan losses is attributed to continuing improvement in the credit quality of the loan portfolio and a decline in outstanding loans. The Company had net loan recoveries of $16 thousand in the current period compared to net charge-offs of $2.1 million a year earlier.

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

Noninterest Income

The components of noninterest income are as follows for the periods indicated:

(Dollars in thousands) Nine Months Ended September 30,	2015	2014	Increase (Decrease)%
Service charges and fees on deposits	$5,634	$5,900	$(266)	(4.5)%
Allotment processing fees	3,358	3,795	(437)	(11.5)
Other service charges, commissions, and fees	4,056	3,950	106	2.7
Trust income	1,821	1,880	(59)	(3.1)
Investment securities gains (losses), net	163	(67)	230	N/M
Gain on sale of mortgage loans, net	558	343	215	62.7
Income from company-owned life insurance	702	990	(288)	(29.1)
Other	346	715	(369)	(51.6)
Total noninterest income	$16,638	$17,506	$(868)	(5.0)%

N/M – Not meaningful.

The decrease in noninterest income was driven mainly by lower allotment processing fees, lower income related to the Company’s equity interest in its tax credit partnerships, lower income from company-owned life insurance, and lower service charges and fees on deposits.

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

The Company recorded income of $358 thousand related to its tax credit partnerships in the year-ago period compared with none for the current period. The Company liquidated its interest in one of the partnerships in December 2014 and the carrying value of the remaining two is zero. Income from company-owned life insurance decreased due to a tax-free death benefit that exceeded the cash surrender value by $276 thousand in the third quarter of 2014. Service charges and fees on deposits decreased primarily due to lower overdraft fees of $340 thousand or 9.8% as a result of volume declines.

The net loss on investment securities in the prior year includes $95 thousand attributed to a municipal bond where the issuer participated in the Build America Bond (“BAB”) program. BAB is a federal government program whereby the U.S. Treasury pays a direct subsidy to the issuer to support interest costs of qualified bonds. Federal budget sequestration reduced the subsidy to the issuer, triggering an extraordinary redemption feature related to these bonds. The issuer exercised their extraordinary redemption privilege. Since the carrying value of the bond exceeded the par value due to unamortized premium, the Company recorded a loss on this investment.

The Company recorded a net gain on the sale of mortgage loans of $558 thousand, up $215 thousand or 62.7%. The volume of mortgage loans sold decreased $1.1 million in the comparison; however, the net gain for the prior year includes a nonrecurring loss of $92 thousand, made up of a $46 thousand loss related to a group of loans reclassified from held for sale to held for investment and a group of loans sold for a loss of $46 thousand. The increase in nondeposit service charges, commissions, and fees was driven by higher interchange fees of $133 thousand or 6.1% due to higher transaction volume.

Noninterest Expense

The components of noninterest expense are as follows for the periods indicated:

(Dollars in thousands) Nine Months Ended September 30,	2015	2014	Increase (Decrease)%
Salaries and employee benefits	$23,946	$22,223	$1,723	7.8%
Occupancy expenses, net	3,623	3,720	(97)	(2.6)
Equipment expenses	1,918	1,824	94	5.2
Data processing and communication expense	3,243	2,953	290	9.8
Bank franchise tax	1,820	1,807	13	.7
Amortization of intangibles	337	303	34	11.2
Deposit insurance expense	1,201	1,327	(126)	(9.5)
Other real estate expenses, net	1,033	3,976	(2,943)	(74.0)
Legal expenses	693	715	(22)	(3.1)
Other	5,451	5,656	(205)	(3.6)
Total noninterest expense	$43,265	$44,504	$(1,239)	(2.8)%

The most significant components impacting noninterest expense include a decrease related to repossessed real estate and a decrease in deposit insurance expense, partially offset by an increase in salaries and employee benefits and an increase in data processing and communication expense.

The decrease in expenses related to repossessed real estate properties was driven by lower impairment charges of $1.5 million or 71.3% and lower development, maintenance, and operating costs of $1.0 million. The prior year expenses include costs incurred to increase the marketability of two real estate construction properties and to better position them for sale. The two properties were subsequently sold. The current year period includes a net loss on the sale of properties of $129 thousand, a decrease of $417 thousand or 76.4% compared with a loss of $546 thousand in the prior period. The reduction in deposit insurance expense is due to the improvement in the risk ratings at the Company’s subsidiary banks, which is used in the determination of the amount payable.

Salaries and employee benefits were up $1.7 million or 7.8% in the comparison. Salaries and related payroll taxes increased $885 thousand or 4.9%. Employee benefits increased $842 thousand or 21.0%, mainly due to claims activity related to the Company’s self-funded health insurance plan and an increase in the actuary-determined postretirement benefit expense. The Company had an average of 510 full time equivalent employees for the nine-month period, down from 512 a year earlier. Data processing and communication expense increased mainly due to higher costs related to technology updates in the normal course of business.

Income Taxes

Income tax expense was $4.2 million for the current nine months, a decrease of $149 thousand or 3.4% compared to $4.4 million for the prior year. The effective income tax rates were 27.0% and 26.2% for the current and year-ago periods, respectively. The prior-year third quarter included tax-free revenue related to a death benefit from company-owned life insurance which lowered the effective tax rate.

FINANCIAL CONDITION

Total assets were $1.8 billion at September 30, 2015, a decrease of $17.9 million or 1.0% from year-end 2014. Cash and cash equivalents increased $6.9 million or 6.9%. Other real estate owned (“OREO”) and investment securities decreased $9.1 million or 28.4% and $17.9 million or 2.8%, respectively. Loans edged up $3.2 million or 0.3%.

The increase in cash and cash equivalents from year-end is a result of the Company’s overall net funding position, which includes a decline in investment securities of $17.9 million or 2.8% and an increase in short-term borrowings of $6.2 million or 21.6%. The Company also received several larger-balance temporary deposits at quarter-end that totaled $7.8 million. While loans outstanding increased in the comparison, generating high quality loan demand remains a challenge. OREO continued to trend downward primarily due to property sales, which outpaced new additions.

Total liabilities were $1.6 billion at September 30, 2015, a decrease of $18.5 million or 1.1% compared to year-end 2014. The decrease in total liabilities is mainly attributed to the reduction in total deposits. Interest bearing deposits are down $40.0 million or 3.7%, partially offset by an increase in noninterest bearing deposits of $9.3 million or 3.2%. The decrease in interest bearing deposits was driven by lower time deposits of $55.5 million or 14.0%.

Shareholders’ equity was $174 million at September 30, 2015, an increase of $649 thousand or 0.4% compared to $173 million at year-end 2014. Net income increased shareholders’ equity $11.4 million, which was partially offset by the redemption of the final portion of the Company’s preferred stock in the amount of $10.0 million during the current-year second quarter. Other comprehensive loss of $545 thousand also contributed to the decrease in shareholders’ equity. Other comprehensive loss is made up of a $1.2 million decrease in the after-tax amount related to the Company’s liability for postretirement medical benefits plan, partially offset by a $661 thousand increase in the after-tax unrealized gain related to the available for sale investment securities portfolio.

Selected balance sheet amounts and related data are presented in the table below and discussion that follows.

(Dollars in thousands, except per share amounts)	September 30, 2015	December 31, 2014	Increase (Decrease)%
Cash and cash equivalents	$107,855	$100,914	$6,941	6.9%
Investment securities	612,199	630,116	(17,917)	(2.8)
Loans, net of allowance of $11,277 and $13,968	923,868	917,975	5,893	.6
Other real estate owned	22,868	31,960	(9,092)	(28.4)
Other assets	97,965	101,641	(3,676)	(3.6)
Total assets	$1,764,755	$1,782,606	$(17,851)	(1.0)%

Deposits	$1,356,468	$1,387,161	$(30,693)	(2.2)%
Federal funds purchased and other short-term borrowings	34,757	28,590	6,167	21.6
Other borrowings	169,085	168,694	391	.2
Other liabilities	30,867	25,232	5,635	22.3
Total liabilities	1,591,177	1,609,677	(18,500)	(1.1)

Preferred stock	-	10,000	(10,000)	(100.0)
Common stock	937	936	1	.1
Capital surplus	51,524	51,344	180	.4
Retained earnings	116,787	105,774	11,013	10.4
Accumulated other comprehensive income	4,330	4,875	(545)	(11.2)
Total shareholders’ equity	173,578	172,929	649	.4
Total liabilities and shareholders’ equity	$1,764,755	$1,782,606	$(17,851)	(1.0)%

End of period tangible book value per common share[1]	$23.14	$21.69	$1.45	6.7%
End of period per common share closing price	24.85	23.29	1.56	6.7

1Represents total common equity less intangible assets divided by the number of common shares outstanding at the end of the period.

Temporary Investments

Temporary investments consist of interest bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell, and money market mutual funds. The Company uses these funds in the management of liquidity and interest rate sensitivity or as a short-term holding prior to subsequent movement into other investments with higher yields or for other purposes. At September 30, 2015, temporary investments were $87.1 million, an increase of $13.0 million or 17.5% from year-end 2014.

Investment Securities

The investment securities portfolio is comprised primarily of residential mortgage-backed securities, tax-exempt securities of states and political subdivisions, and debt securities issued by U.S. government-sponsored agencies. Substantially all of the Company’s investment securities are designated as available for sale. Principal payment received on mortgage-backed securities and proceeds from maturing or called investment securities not needed to fund higher-earning loans are either reinvested in similar investments or used to manage liquidity, such as for deposit outflows or other payment obligations. Total investment securities had a carrying amount of $612 million at September 30, 2015, a decrease of $17.9 million or 2.8% compared to $630 million at year-end 2014.

The decrease in investment securities was driven by net maturities, calls, and sales of $108 million in the aggregate, which outpaced purchases totaling $92.6 million. Net premium amortization of $3.3 million also made up part of the decrease, partially offset by an increase in the market value adjustment related to the available for sale portfolio of $1.0 million. The increase in the market value adjustment of the available for sale securities portfolio is attributed to higher bond prices related to longer term maturity periods. Yields for the five, ten and 30-year Treasury securities decreased 32 basis points, 15 basis points, and 10 basis points, respectively, since year-end 2014. Generally, as market interest rates decrease, the value of fixed rate investments increase.

Investment securities include single-issuer trust preferred capital securities of a U.S. based global financial services firm. The carrying value of this investment at September 30, 2015 was $5.0 million, which includes an unrealized loss of $854 thousand. At year-end 2014, these securities had an unrealized loss of $354 thousand.

The Company’s investment in the single-issuer trust preferred capital securities continue to perform according to contractual terms and continue to be rated as investment grade by major rating agencies. The issuer of the securities announced in the first quarter of 2015 an increase in per share common dividend payments and authorization of a common equity repurchase plan. The Company does not intend to sell these securities nor does the Company believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company believes these securities are not impaired due to reasons of credit quality or other factors, but rather the unrealized loss is primarily attributed to continuing global economic issues and market volatility. The Company believes that it will collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will recover as they approach their maturity dates.

Loans

Loans were $935 million at September 30, 2015, an increase of $3.2 million or 0.3% compared to year-end 2014. The Company has had two consecutive quarterly increases in loans, which totaled $7.8 million in the aggregate. High quality loan demand remains soft, and the Company continues a measured and cautious approach to loan originations while working to further reduce its level of nonperforming assets in a slow growth economy. Generating high quality loan demand continues to be a challenge, and the increase in loans occurred despite early payoffs of several larger balance credits. These early payoffs were primarily the result of several larger credits that were refinanced by competitors with terms below the Company’s underwriting standards. Loan payments include $3.8 million related to nonaccrual loans during 2015.

The composition of the loan portfolio is summarized in the table below.

	September 30, 2015		December 31, 2014
(Dollars in thousands)	Amount	%	Amount	%

Real estate mortgage – construction and land development	$107,130	11.5%	$97,045	10.4%
Real estate mortgage – residential	355,258	38.0	361,022	38.7
Real estate mortgage – farmland and other commercial enterprises	368,870	39.4	375,277	40.3
Commercial, financial, and agriculture	91,833	9.8	85,028	9.1
Installment	12,029	1.3	13,413	1.5
Lease financing	25	-	158	-
Total	$935,145	100.0%	$931,943	100.0%

On an average basis, loans represented 56.4% of earning assets for the current nine month period, a decrease of 192 basis points compared to 58.3% for the year 2014. The decrease in the level of loans as a percentage of earning assets reflects the overall lack of high quality loan demand for which the Company desires. As loan demand changes, available funds are reallocated between temporary investments or investment securities, which typically involve a decrease in credit risk and result in lower yields.

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

The allowance for loan losses was $11.3 million or 1.21% of outstanding loans at September 30, 2015. This compares to $14.0 million or 1.50% of net loans outstanding at year-end 2014. The decrease in the allowance as a percentage of net loans outstanding from the prior year-end is resulted primarily from a credit to the provision for loan losses of $2.7 million for the current nine-month period. As a percentage of nonperforming loans, the allowance for loan losses was 34.9% at September 30, 2015 compared to 38.9% at year-end 2014. The relatively low amount of the allowance for loan losses as a percentage of nonperforming loans is due mainly to the makeup of nonperforming loans.

Nonperforming loans include $24.2 million of accruing restructured loans, which represents 75% of total nonperforming loans at September 30, 2015. At year-end 2014, this amount was $24.4 million or 68%. The increase in restructured loans as a percentage of nonperforming loans was driven by the overall decrease in total nonperforming loans. The allowance attributed to credits that are restructured with lower interest rates generally represents the difference in the present value of future cash flows calculated at the loan’s original effective interest rate and the new lower rate. This typically results in a reserve for loan losses that is less severe than for other loans that are collateral dependent. The allowance specifically allocated to impaired loans, which includes restructured loans, was $2.8 million or 7.2% and $3.4 million or 7.7% of such loans at September 30, 2015 and year-end, respectively. As a percentage of nonaccrual loans and loans past due 90 days or more and still accruing, the allowance for loan losses was 138% and 121% at the current quarter-end and year-end 2014, respectively.

The overall improvement in the credit quality of the loan portfolio experienced during 2014 continued during the first nine months of 2015. Certain credit quality measures are summarized in the table that follows for the periods indicated. Several of these measures are at the best level in the last three years.

(In thousands)	September 30, 2015	December 31, 2014	September 30, 2014	Three-year High[1]	Three-year Low[1]
Nonperforming loans	$32,356	$35,937	$40,819	$54,605	$32,356
Nonaccrual loans	8,201	11,508	15,530	27,994	8,201
Loans past due 30-89 days and still accruing	1,918	1,352	3,016	7,831	1,312
Loans graded substandard or below	43,669	52,313	66,185	90,855	43,669
Impaired loans	38,647	43,955	48,881	63,889	38,647
Loans, net of unearned income	935,145	931,943	953,832	1,017,977	927,389

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

Nonperforming loans were $32.4 million at September 30, 2015, a decrease of $3.6 million or 10.0% compared to $35.9 million at year-end 2014. Nonaccrual loans and accruing restructured loans decreased $3.3 million or 28.7% and $274 thousand or 1.1%, respectively. Accruing restructured loans make up $24.2 million or 75% of the Company’s nonperforming loans at September 30, 2015 compared with $8.2 million or 25% related to nonaccrual loans. Nonaccrual loans have decreased to the lowest level since the second quarter of 2007.

Nonperforming loans, presented by class, were as follows for the periods indicated.

Nonperforming Loans

(In thousands)	September 30, 2015	December 31, 2014
Nonaccrual Loans
Real Estate:
Real estate mortgage – construction and land development	$1,861	$3,744
Real estate mortgage – residential	2,527	3,474
Real estate mortgage – farmland and other commercial enterprises	3,739	4,202
Commercial:
Commercial and industrial	55	81
Other	9	7
Consumer:
Secured	10	-
Total nonaccrual loans	$8,201	$11,508

Restructured Loans
Real Estate:
Real estate mortgage – construction and land development	$3,679	$3,742
Real estate mortgage – residential	4,350	4,674
Real estate mortgage – farmland and other commercial enterprises	15,594	16,004
Commercial:
Commercial and industrial	385	-
Consumer:
Unsecured	147	9
Total restructured loans	$24,155	$24,429

Total nonperforming loans	$32,356	$35,937

Ratio of total nonperforming loans to total loans (net of unearned income)	3.5%	3.9%

The most significant components of nonperforming loans include nonaccrual and accruing restructured loans. Activity during 2015 related to these two components was as follows:

(In thousands)	Nonaccrual Loans	Restructured Loans
Balance at December 31, 2014	$11,508	$24,429
Additions	2,515	3,270
Principal paydowns	(3,824)	(3,544)
Transfers to performing status	(456)	-
Transfers to other real estate owned/other foreclosed assets	(1,191)	-
Charge-offs	(351)	-
Balance at September 30, 2015	$8,201	$24,155

The Company’s comprehensive risk-grading and loan review program includes a review of loans to assess risk and assign a grade to those loans, a review of delinquencies, and an assessment of loans for needed charge-offs or placement on nonaccrual status. The Company had loans in the amount of $56.9 million and $64.7 million at September 30, 2015 and year-end 2014, respectively, which were performing but considered potential problem loans and are not included in the nonperforming loan totals in the table above. These loans, however, are considered in establishing an appropriate allowance for loan losses. The balance outstanding for potential problem credits is mainly attributed to lingering weaknesses in the overall economy which continue to strain many of the Company’s customers. Potential problem loans include a variety of borrowers and are secured primarily by various types of real estate including commercial, construction properties, and residential real estate developments. At September 30, 2015, the five largest potential problem credits were $12.3 million in the aggregate compared to $13.9 million at year-end 2014.

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

Other Real Estate

OREO includes real estate properties acquired by the Company through, or in lieu of, actual foreclosure. At September 30, 2015, OREO was $22.9 million, a decrease of $9.1 million or 28.4% compared to $32.0 million at year-end 2014. The decrease was driven by sales activity, including three larger-balance residential real estate development properties that sold for $3.5 million, and three larger-balance commercial real estate properties sold for $3.1 million. OREO has declined $29.7 million or 56.5% from its peak of $52.6 million, which occurred at year-end 2012. A summary of OREO activity for 2015 follows.

(In thousands)	Amount
Balance at December 31, 2014	$31,960
Transfers from loans	1,274
Proceeds from sales	(9,642)
Net gain on sales	(129)
Write-downs and other decreases, net	(595)
Balance at September 30, 2015	$22,868

Deposits

A summary of the Company’s deposits are as follows for the periods indicated.

	End of Period				Average
(In thousands)	September 30, 2015	December 31, 2014	Increase (Decrease)%		Nine Months September 30, 2015	Twelve Months December 31, 2014	Increase (Decrease)%
Noninterest Bearing	$302,114	$292,788	$9,326	3.2%	$302,380	$281,025	$21,355	7.6%

Interest Bearing
Demand	322,240	335,657	(13,417)	(4.0)	337,601	320,947	16,654	5.2
Savings	392,086	363,185	28,901	8.0	384,008	357,156	26,852	7.5
Time	340,028	395,531	(55,503)	(14.0)	364,714	433,756	(69,042)	(15.9)
Total interest bearing	1,054,354	1,094,373	(40,019)	(3.7)	1,086,323	1,111,859	(25,536)	(2.3)

Total Deposits	$1,356,468	$1,387,161	$(30,693)	(2.2)%	$1,388,703	$1,392,884	$(4,181)	(0.3)%

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

Borrowed Funds

Total borrowed funds were $204 million at September 30, 2015, an increase of $6.6 million or 3.3% from year-end 2014. Short-term borrowings were $34.8 million at quarter-end. This represents an increase of $6.2 million or 21.6%, which is attributed to an increase in repurchase agreements with commercial depositors in the normal course of business. Short-term borrowings primarily represent funds that have been swept out of the deposit accounts of certain qualifying commercial customers into repurchase agreements and accounted for as secured borrowings by the Company. Long-term borrowings were relatively unchanged at $169 million.

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

Payment of dividends to the Parent Company by its subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. A depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. The federal banking agencies may prevent the payment of a dividend if they determine that the payment would be an unsafe and unsound banking practice. Moreover, the federal agencies have issued policy statements that provide bank holding companies and insured banks should generally only pay dividends out of current operating earnings. Capital ratios at each of the Company’s four subsidiary banks exceed regulatory established “well-capitalized” status at September 30, 2015 under the prompt corrective action regulatory framework.

The Parent Company had cash and cash equivalents of $29.8 million and $32.1 million at September 30, 2015 and year-end 2014, respectively. Significant cash receipts by the Parent Company for 2015 include dividend payments from its bank subsidiaries of $7.4 million, return of capital amounts from nonbank subsidiaries of $1.4 million, and management fees from subsidiaries of $1.9 million. Significant cash payments by the Parent Company in 2015 include $10.0 million to redeem the final portion of its outstanding preferred stock, $2.2 million for salaries, payroll taxes, and employee benefits, $641 thousand for the payment of interest expense on subordinated notes payable, and $508 thousand for the payment of dividends on preferred stock.

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

As of September 30, 2015, the Company had $228 million of additional borrowing capacity under various FHLB, federal funds, and other borrowing agreements. However, there is no guarantee that these sources of funds will continue to be available to the Company, or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in the Company’s liquidity from these sources. The Company’s borrowing capacity was $224 million at year-end 2014.

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

Liquid assets consist of cash and cash equivalents and available for sale investment securities. At September 30, 2015, consolidated liquid assets were $716 million, a decrease of $10.9 million or 1.5% compared to $727 million at year-end 2014. Although liquid assets decreased in the comparison, the Company’s liquidity position remains elevated mainly as a result of the Company’s overall net funding position and weak, high-quality loan demand. The overall funding position of the Company changes as loan demand, deposit levels, and other sources and uses of funds fluctuate.

Net cash provided by operating activities was $21.9 million and $24.2 million for the first nine months of 2015 and 2014, respectively. This represents a decrease of $2.4 million or 9.7%, led by a decrease of $3.4 million related to net mortgage loans originated for sale activity. Net cash flow provided by investing activities was $19.6 million and $39.3 million for 2015 and 2014, respectively. The $19.7 million decrease was primarily driven by loan activity. The Company had net cash outflow representing overall principal advances in the current period of $3.8 million compared with net principal collections a year earlier in the amount of $34.6 million. Proceeds from the sale of OREO increased $2.4 million in the comparison. Net cash inflows related to investment securities were $15.8 million for 2015, compared to net cash outflows of $630 thousand a year earlier.

Net cash used in financing activities was $34.6 million for the first nine months of 2015, a decrease of $26.3 million compared with $60.9 million a year earlier. The decrease was driven primarily by deposit activity. Deposits decreased $30.7 million and $45.1 million for 2015 and 2014, respectively. For 2015, the Company had net proceeds from long-term borrowings of $391 thousand compared to net repayments of $8.1 million for 2014.

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

CAPITAL RESOURCES

Shareholders’ equity was $174 million at September 30, 2015, an increase of $649 thousand or 0.4% compared to $173 million at year-end 2014. Net income increased shareholders’ equity $11.4 million, which was partially offset by the redemption of the remaining portion of the Company’s preferred stock in the amount of $10.0 million during the second quarter and other comprehensive loss of $545 thousand. The other comprehensive loss was made up of a $1.2 million decrease in the after-tax amount related to the Company’s liability for postretirement medical benefits plan, partially offset by a $661 thousand increase in the after-tax unrealized gain related to the available for sale investment securities portfolio. The decrease related to postretirement medical benefits reflects changes in actuarial assumptions attributed to plan valuation. The increase in the unrealized gain on available for sale investment securities correlates to the decrease in long term market interest rates at the end of the period compared with year-end 2014. As market interest rates decrease, the value of fixed rate investments generally increases.

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

At September 30, 2015, the Company’s tangible capital ratio was 9.83%, an increase of 15 basis points compared to 9.68% at year-end 2014. The increase in the tangible capital ratio was driven primarily by a reduction in tangible assets of $17.5 million or 1.0% and, to a lesser degree, a $986 thousand or 0.6% increase in tangible equity. The tangible capital ratio represents tangible equity as a percentage of tangible assets, which excludes intangible assets. Tangible common equity to tangible assets, which further excludes outstanding preferred stock, was 9.83% and 9.12% at September 30, 2015 and year-end 2014, respectively. This represents an increase of 71 basis points in the comparison. The increase in the tangible common equity ratio was driven by an increase in tangible common equity of $11.0 million, primarily made up of net income of $11.4 million.

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

	September 30, 2015				December 31, 2014
	Common Equity Tier 1 Risk-based Capital[1]	Tier 1 Risk-based Capital[1]	Total Risk-based Capital[1]	Tier 1 Leverage[2]	Common Equity Tier 1 Risk-based Capital[1]	Tier 1 Risk-based Capital[1]	Total Risk-based Capital[1]	Tier 1 Leverage[2]
Consolidated	14.93%	19.13%	20.12%	12.27%	N/A	19.75%	21.00%	12.04%
Farmers Bank & Capital Trust Company	16.74	16.74	17.65	9.63	N/A	17.71	18.70	9.40
United Bank & Trust Company	19.04	19.04	20.20	12.82	N/A	18.00	19.26	11.08
First Citizens Bank, Inc.	14.47	14.47	15.09	9.85	N/A	13.66	14.30	9.44
Citizens Bank of Northern Kentucky[3]	14.26	14.26	15.51	10.31	N/A	14.46	15.71	10.11

Regulatory minimum	4.50	6.00	8.00	4.00	N/A	4.00	8.00	4.00
Well-capitalized status	6.50	8.00	10.00	5.00	N/A	6.00	10.00	5.00

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

3See Note 11 to the Company’s unaudited condensed consolidated financial statements included as part of this Form 10-Q for minimum capital ratios required at December 31, 2014 as part of the banks previous regulatory agreement.

N/A – Not applicable.

Regulatory Agreements

The agreement originally entered into during 2013 between the Citizens Bank of Northern Kentucky, Inc. and its primary regulators was terminated during the third quarter of 2015 as a result of continued satisfactory compliance and overall improvement in financial condition. This agreement is summarized in Note 11 to the unaudited condensed consolidated financial statements of this Form 10-Q. The agreement is discussed in significantly greater detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 under the caption “Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The agreement originally entered into during 2009 between the United Bank & Trust Company and its primary regulators was terminated during the first quarter of 2015 as a result of continued satisfactory compliance.

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

At September 30, 2015, the model indicated that if rates were to gradually increase by 75 basis points during the remainder of the calendar year, then net interest income and net income would increase 0.1% and 0.3%, respectively for the year ending December 31, 2015 when compared to the forecasted results for the most likely rate environment. The model indicated that if rates were to gradually decrease by 75 basis points over the same period, then net interest income and net income would decrease 0.1% and 0.3%, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended September 30, 2015 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2015, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. It is the opinion of management, after discussion with legal counsel, that the disposition or ultimate resolution of such claims and legal actions will not have a material effect upon the consolidated financial statements of the Company.

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

The Company issued 638 shares and 2,523 shares of common stock to its non-employee directors under this plan in the three and nine months ended September 30, 2015, respectively, as compensation for director fees of $18 thousand and $64 thousand for those respective periods. The cash retained by the Company by issuing common stock in lieu of paying cash is used for general corporate purposes. There are no brokers involved in the issuance of stock to directors and no commissions or other broker fees are paid.

At various times, the Company’s Board of Directors has authorized the purchase of shares of the Company’s outstanding common stock. No stated expiration dates have been established under any of the previous authorizations. There were no shares of common stock repurchased by the Company during the quarter ended September 30, 2015. There are 84,971 shares that may still be purchased under the various authorizations, although no shares have been purchased since 2008.

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

3.4**	Amended and Restated Bylaws of Farmers Capital Bank Corporation.

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

31.1**	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	CEO & CFO Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Interactive Data Files

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

Date:	November 6, 2015	/s/ Lloyd C. Hillard, Jr.
Lloyd C. Hillard, Jr.
President and CEO
(Principal Executive Officer)

Date:	November 6, 2015	/s/ Mark A. Hampton
Mark A. Hampton
Executive Vice President, CFO, and Secretary
(Principal Financial and Accounting Officer)